Form 10-Q
period 1996-04-30
IDT CORP
filed 1996-06-14
CIK 1005731

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 for the Quarterly Period Ended April 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934


                        Commission File Number__0-27898_
                                                --------

                                IDT CORPORATION

    Delaware                                                     22-3415036
    ---------                                                    ----------
   (State or other jurisdiction of                           (I.R.S Employer
  incorporation or organization)                          Identification No.)

          294 State Street, Hackensack, New Jersey              07601
          ----------------------------------------              -----
       (Address of principal executive office)                (zip code)

                                 (201) 928-1000
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
   (Former name, former address and former fiscal year, if changed since last report date)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 9 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes    No X
                                          --    ---


   Common Stock, $.01 par value -- 9,666,900 shares as of June 10, 1996
   Class A Common Stock, $.01 par value--11,174,330 shares as of June 10, 1996. (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                              Exhibit Index appears on page 19

                                IDT CORPORATION


                               Table of Contents


PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements(Unaudited):

    Condensed Consolidated Balance Sheets as of July 31, 1995 and April 30,
       1996................................................................  3

    Condensed Consolidated Statements of Operations for the nine months ended April 30, 1995 and 1996 and the three months ended April 30, 1995 and 1996..............................................................  4

    Condensed Consolidated Statements of Cash Flows for the nine months ended April 30,1995 and 1996..........................................  5

    Condensed Consolidated Statement of Stockholder's Equity for the nine months ended April 30, 1996...........................................  6

    Notes to Condensed Consolidated Financial Statements................... 7-8

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................ 9-15

PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings................................................ 16

 Item 2.  Changes in Securities............................................ 16

 Item 3.  Defaults upon senior securities.................................. 16

 Item 4.  Submission of Matters to a Vote of Security-Holders.............. 16

 Item 5.  Other Information................................................ 16

 Item 6.  Exhibits and Reports on Form 8-K................................. 17

 Signatures................................................................ 18

 Exhibit Index............................................................. 19

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                IDT CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                April 30, 1996   July 31, 1995
                                                --------------   -------------
                                                  (unaudited)       (note)
ASSETS
Current assets
 Cash and cash equivalents....................   $ 31,538,906   $   231,592
 Trade accounts receivables, net..............      6,673,720     2,029,518
 Prepaid expenses and other current assets....        880,559       141,034
                                                 ------------   -----------
     Total current assets                          39,093,185     2,402,144

Property and equipment, net...................      7,577,393     1,770,113
Other assets..................................        130,813        25,000
                                                 ------------   -----------
 Total assets                                    $ 46,801,391   $ 4,197,257
                                                 ============   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Trade accounts payable.......................   $  3,414,709   $   798,587
 Accrued expenses.............................      8,424,253     2,028,753
 Deferred revenue.............................      2,423,463       266,584
 Notes payable to former stockholder..........             --         5,001
 Other current liabilities....................        508,615       187,357
 Advances from affiliate......................        360,000            --
                                                 ------------   -----------
     Total current liabilities................     15,131,040     3,286,282

Commitments and contingencies:
Stockholders' equity:
 Preferred stock, $.01 par value; authorized
    shares-10,000,000; no shares
    issued....................................            --           --
 Common stock, $.01 par value; authorized
 shares-100,000,000; 9,666,900
 and 4,491,900 shares issued and
 outstanding..................................         96,669        44,919
 Class A stock. $.01 par value; authorized
 shares-35,000,000; 11,174,330
 shares issued and outstanding................        111,743       111,743
 Additional paid in capital...................     45,146,841     3,223,598
 Accumulated deficit..........................    (13,684,902)   (2,469,285)
                                                 ------------   -----------
 Total stockholders' equity...................     31,670,351       910,975
                                                 ------------   -----------
 Total liabilities and
 stockholders' equity.........................   $ 46,801,391   $ 4,197,257
                                                 ============   ===========

Note: The balance sheet at July 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



           See notes to condensed consolidated financial statements.

                                IDT CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                                      Nine months ended                  Three months ended
                                                                  April 30, 1996  April 30, 1995    April 30, 1996   April 30,1995
                                                                 ---------------  --------------    ---------------  --------------

Revenues.................................................           $34,541,156    $  6,964,225       $18,226,089      $ 3,255,269

Cost and expenses:
 Cost of sales.................................................      22,387,928       4,005,501        12,288,911        2,135,708
 Selling, general, and administrative                                22,594,533       4,093,653        10,135,271        1,407,057
 Depreciation..................................................         570,826         184,591           264,640           78,049
                                                                   ------------     -----------       -----------      -----------

  TOTAL COSTS AND EXPENSES.....................................      45,553,287       8,283,745        22,688,822        3,620,814

Loss from operations...............................                 (11,012,131)     (1,319,520)       (4,462,733)        (365,545)

Interest income(expense), net..................................          30,014          27,369            58,689           17,847
                                                                   ------------     -----------       -----------      -----------

Net loss before extraordinary
   item........................................................     (10,982,117)     (1,292,151)       (4,404,044)        (347,698)
Extraordinary item.............................................        (233,500)             --          (233,500)              --
                                                                   ------------     -----------       -----------      -----------

   NET LOSS....................................................    $(11,215,617)    $(1,292,151)      $(4,637,544)     $  (347,698)
                                                                   ============     ===========       ===========      ===========
Net loss per share                                                       ($0.65)         ($0.08)           ($0.25)          ($0.02)
                                                                   ============     ===========       ===========      ===========
Weighted average number of shares
   used in calculation of earnings
   per share...................................................      17,281,282      16,569,292        18,705,261       16,569,292
                                                                   ============     ===========       ===========      ===========




           See notes to condensed consolidated financial statements.

                                IDT CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                  Nine months ended
                                                          April 30, 1996     April 30, 1995
                                                          ---------------  ------------------

Net cash provided by (used in) operating activities          $(4,574,910)          $ 272,004

INVESTING ACTIVITIES
Purchase of equipment                                         (6,377,768)           (639,496)
Proceeds from sale of short-term investments                          --              56,250
                                                             -----------           ---------
 Net cash (used in) investing activities                      (6,377,768)           (583,246)

FINANCING ACTIVITIES
Payments on notes due to former shareholders                      (5,001)            (15,001)
Payments of stockholder, investor and employee loans          (3,360,000)                 --
Net proceeds from sale of common stock                        41,904,993                  --
Proceeds from stockholder, investor and employee loans         3,360,000                  --
Advances from affiliates                                         360,000                  --
                                                             -----------           ---------
 Net cash used by financing activities                        42,259,992             (15,001)
                                                             -----------           ---------

Net increase (decrease) in cash and cash
 equivalents                                                  31,307,314            (326,243)
Cash and cash equivalents at beginning of
 period                                                          231,592             754,430
                                                             -----------           ---------

Cash and cash equivalents at end of period                   $31,538,906           $ 428,187
                                                             ===========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
Interest paid                                                $   110,322           $       0
Income taxes paid                                            $         0           $  42,000




           See notes to condensed consolidated financial statements.

                                IDT CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  (Unaudited)

                                                  Common Stock        Class A Stock     Additional       Retained
                                               Shares      Amount    Shares     Amount  paid in          Earnings
                                                                                        capital          (Accumulated
                                                                                                         Deficit)
                                            --------------------------------------------------------------------------
Balance at July 31, 1995..................  4,491,900     44,919    11,174,330  111,743   3,223,598     (2,469,285)
 Stock options............................                                                   70,000
 Sale of Common Stock.....................  4,600,000     46,000                         41,858,993
 Exercise of warrants.....................    575,000      5,750                             (5,750)
 Net loss for the nine
  months ended April 30, 1996.............                                                             (11,215,617)

                                            ---------   ---------   ---------- -------- -----------   -------------
Balance at April 30, 1996                   9,666,900    $96,669    11,174,330 $111,743 $45,146,841   $(13,684,902)
                                            =========   =========   ========== ======== ===========   =============

         Gives retroactive effect to the Reincorporation, see Note 1.


            See notes to condensed consolidated financial statements

                                IDT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

         These condensed consolidated financial statements for the nine months and three months ended April 30, 1995 and 1996 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of IDT Corporation and subsidiaries (collectively, "the Company") as of July 31, 1995 included in the Company's registration statement on Form S-1 (No. 333-00204) and final Prospectus, as filed with the Securities and Exchange Commission (the "Registration Statement"). These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company's Registration Statement. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of the Company at April 30, 1996 and the results of operations and cash flows for the nine and three month periods ended April 30, 1995 and 1996. The results of operations for the nine and three month period ended April 30, 1996 are not necessarily indicative of the results expected for any succeeding quarter or for the year ending July 31, 1996.

         Organization

         IDT Corporation (the "Company") was incorporated in Delaware in December 1995 as a wholly owned subsidiary of International Discount Telecommunications, Corp. ("IDT New York"). IDT New York was incorporated under the laws of the state of New York in August 1990. On March 14, 1996 in order to effect IDT New York's reincorporation in Delaware, IDT New York was merged into the Company; ("the Reincorporation.") As part of the Reincorporation, the stockholders of IDT New York exchanged their shares of common stock of IDT New York for an aggregate of 4,491,900 shares of Common Stock and 11,174,330 shares of Class A Stock of the Company. The accompanying financial statements give retroactive effect to the Reincorporation.

Note 2 - Net Income (Loss) Per Share

         Except as noted below, net loss per common share is computed using the weighted average number of common and Class A shares outstanding and dilutive common stock equivalent shares from stock options. Stock options and warrants are included as share equivalents using the treasury stock method. The net loss per share amounts in the statements of operations have been computed in accordance with rules and practices of the Securities and Exchange Commission that require common stock, common stock options and common stock warrants issued at a price substantially below the proposed public offering price and within a twelve-month period to an initial public offering of common stock to be treated as common stock equivalents outstanding for all periods prior to the offering.

Note 3 - Initial Public Offering

         On March 15, 1996 the Company completed an initial public offering of 4,600,000 shares of its common stock for $10 per share. The Company realized net proceeds of approximately $41.9 million from this offering. A portion of the proceeds from this offering was used to repay $3,360,000 of short term notes previously issued during fiscal 1996. In connection with the repayment of some of such notes the Company incurred a prepayment penalty of $233,500. Such prepayment penalty has been classified as an extraordinary loss on the early extinguishment of debt in the accompanying statement of operations.

Note 4 - Legal Proceedings

         On August 2, 1995, in a suit entitled Fisher, Herbst & Kimle, P.C. et al v. International Discount Telecommunications Corporation, pending in the U.S. District Court of Dallas County, Texas, two plaintiffs alleged violation of the Telephone Consumer Protection Act of 1991, 47 U.S.C. 227(b)(1)(C) ("TCPA"). In general, the TCPA prohibits certain kinds, but not all of, unauthorized advertising by way of facsimile. Plaintiffs contend that the Company transmitted advertisements proscribed by the TCPA and should be liable for damages permitted by law. The statute provides a private right of action (if otherwise permitted by the laws or rules of a court of a state) and allows recovery of up to $500 or actual damages, if greater, for each individual violation. Although Plaintiffs purport to represent their own interests, as well as those similarly situated and hence will apparently seek class certification, the number of possible claimants and range of potential damages is uncertain.

         The Company is evaluating the merits of the claims that have been raised and believes that there are viable defenses to these claims. The Company intends to vigorously contest this matter. Management believes that the eventual outcome of this matter will not have a material adverse effect on the Company's results of operations, cash flows or financial condition. However, there can be no assurance that this litigation will be resolved in the Company's favor. An adverse result or prolonged litigation could have material adverse effect on the Company's financial condition or results of operations.

          IDT has received an inquiry from a state Attorney General's office, in which several states are participating, concerning IDT's advertising and marketing practices. IDT is cooperating with the Attorneys General in this investigation and has met with representatives of the offices involved. The parties are currently working toward a resolution of this matter and IDT believes that the outcome will not have a material effect on the ongoing business of the Company.

          The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. In the opinion of management, settlement of these actions when ultimately concluded will not have a material adverse effect on results of operations, cash flows or the financial condition of the Company.

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements, the notes there to and Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company as of July 31, 1995 included in the Company's registration statement on Form S-1 and final Prospectus, as filed with the Securities and Exchange Commission.

Overview

          IDT is a leading provider of Internet access services to individuals and businesses and a leading marketer of international call reorigination services. The Company also markets certain other long-distance telecommunications services.

          The Company commenced operations in August 1990 with its entry into the international call reorigination business. In late 1993, the Company began marketing long-distance telecommunications services of other long-distance carriers to domestic customers on a retail basis. In early 1994, the Company began its Internet operations by first offering access as a free value added service to its existing domestic long-distance customers. Soon afterwards, the Company began offering Internet access to the general public via a rebilled 800 telephone number service. In early 1995, the Company began marketing fixed fee Internet connectivity with local dial-up access in response to the significant demand it received for unmetered local Internet access.

          Revenues from the Company's telecommunications operations are derived primarily from three activities: (i) international call reorigination services,
(ii) long-distance arbitrage in which international and domestic long-distance telecommunications services are marketed on a wholesale basis to other telecommunications carriers and (iii) marketing of other carriers' long-distance services to commercial customers on a retail basis. Revenues from the Company's Internet operations are derived from providing Internet access services to individuals and businesses.

          Initially, the Company derived substantially all its revenues from line fees paid by end users and commissions paid by third party carriers that billed end users. Under these arrangements, the Company did not bill its customers for completion of their international call reorigination traffic. Under such arrangements, third-party carriers billed customers and also bore the cost of providing services. In early 1994, the Company began utilizing its least cost routing ("LCR") platform to migrate existing customers, and enroll new customers, onto its own billing system. For customers on the Company's own billing system, the Company recognizes all revenues and direct costs associated with their calls. The migration of existing customers, which was substantially completed by March 1995, resulted in significant increases in IDT's revenues and direct costs. During the migration of customers to the Company's own billing system, the Company's focus shifted from larger business and commercial customers that were willing to pay line fees to businesses and individuals that were charged on the basis of minutes of service. In January 1995, the Company began marketing its LCR platform for the provision of telecommunications services on a wholesale basis to telecommunications carriers. The Company expects that its revenues and earnings from these telecommunications operations will depend primarily upon the number of subscribers using these services and the number of minutes of service they use. The following table illustrates the growth in the number of call reorigination customers and total number of minutes routed through the Company's LCR platform:

                                            Nine Months Ended April 30,
                                            ----------------------------
                                            1995                      1996
                                            ----                      ----
Number of call reorigination customers
       (at period end)................     4,800                    14,600
Minutes used.......................... 6,500,000                33,500,000

          The Company's Internet access service revenues depend primarily on the number of subscribers to the Company's services and the types of accounts subscribed for. Revenues from monthly subscribers have substantially increased over the last year as a result of significant increases in the Company's subscriber base. The Company believes this growth has resulted from greater public awareness and acceptance of the Internet in general, an increase in the number of POPs servicing the Company's clients, increased marketing and advertising and an attractive Internet access package offered by the Company. The Company's Alliance Program has facilitated its rapid POP expansion, which allows the Company to offer local access in more geographic areas, thereby enhancing its ability to expand its subscriber base.

          Substantially all of the Company's Internet revenues are derived from fixed fee access charges. The Company currently offers unlimited and unrestricted dial-up Internet access for (i) $19.95 per month for a basic SLIP/PPP graphical account and (ii) $29.95 per month for premium graphical SLIP/PPP account. Both accounts come with the Company's interface software bundled with Netscape's browser. Premium customers are entitled to the Reuters news service, free upgrades of the Netscape software for up to one year, a second e-mail address and special customer support services. In addition, the Company offers both its basic and premium customers a $4.00 discount off their monthly subscription fee when they sign up for IDT's domestic long-distance telephone service.

          The following table illustrates the increase in the number of the Company's Internet subscribers and the POPs servicing its customers:


                                                          April 30,1995  April 30,1996
                                                          -------------  -------------
                       NUMBER OF DIAL-UP SUBSCRIBERS:
                         Through Company POPs...........          2,587         39,628
                         Through Alliance Partner POPs               --         54,997
                                                                  -----         ------
                         Total..........................          2,587         94,625
                                                                  =====         ======
                       NUMBER OF POPS:
                         Company........................              9             26
                         Alliance Partners..............             --            230
                                                                  -----         ------
                         Total..........................              9            256
                                                                  =====         ======

          The Company also has a direct connect Internet access service that is marketed to businesses that typically require high-speed dedicated circuits.
The Company charges subscribers using 56 Kbps lines approximately $300 per month and subscribers utilizing T1 lines approximately $1,000 per month for direct connect service. As of April 30, 1996, the Company had 201 direct connect subscribers.

          The Company provides local access to its dial-up Internet access subscribers through a network of its own installed POPs and Alliance Partners' POPs. With its installed POPs, IDT acquires and installs the equipment and access lines and is responsible for all costs associated with operating the POP. Under the Alliance Program, the Alliance Partner is responsible for installing, operating and maintaining the POP, while the Company pays the Alliance Partner a monthly fee of approximately $10.00 per subscriber for service. As a result, the Company's installed POPs require greater up-front costs and capital expenditures and continuing network maintenance costs than are incurred in connection with the Alliance Partner POPs.

          The Company's ability to achieve revenue growth and profitability is dependent upon its ability to acquire and retain customers. To continue to realize subscriber growth, the Company must continue to attract additional subscribers and replace terminating subscribers. The sales and marketing expenses and subscriber acquisition costs associated with attracting new subscribers, however, are substantial. Accordingly, the Company's ability to improve operating margins will depend in part on its ability to retain its subscribers and there can be no assurances that the Company's investments in telecommunications infrastructure, customer support capabilities and software releases will improve subscriber retention. The Company has expanded both the personnel and operating hours of technical support and customer service staffs, hired experienced managers and is making additional expenditures to enhance customer and technical support systems. These strategies and commitments require substantial up-front expenditures for additional personnel, marketing, facilities, infrastructure, product development and capital equipment and may adversely affect short term operating results. As a result, the Company expects that it will continue to incur net losses at least through Fiscal 1997. There can be no assurance that revenue growth will continue or that the Company will in the future achieve or sustain profitability or positive cash flow from operations on either a quarterly or annual basis.

          RECENT DEVELOPMENTS

          On June 7, 1996 IDT announced that it is negotiating to acquire Econophone, Inc., an FCC licensed facilities-based carrier in the United States and a provider of long distance telephone service in the United Kingdom. The two companies are in the process of negotiating the final terms of the transaction. By acquiring the closely-held Econophone, IDT hopes to significantly benefit from the infrastructure, expertise and cost efficiencies as it implements its strategy to bundle telephone service with Internet access and expand its overseas Telecom and Internet operations.

NINE MONTHS ENDED APRIL 30, 1996 COMPARED TO NINE MONTHS ENDED APRIL 30, 1995

RESULTS OF OPERATIONS

          Revenues. Revenues increased 396.0% from approximately $7.0 million for the nine months ended April 30, 1995 to $34.5 million for the nine months ended April 30, 1996. Revenues from the Company's telecommunications operations increased 231.8% from approximately $6.6 million for the nine months ended April 30, 1995 to approximately $21.9 million for the nine months ended April 30, 1996. Revenues from the Company's Internet operations increased from $374,000 for the nine months ended April 30, 1995 to $12.6 million for the nine months ended April 30, 1996. The increase in telecommunications revenues was due primarily to a 450.0% increase in rebilled long-distance minutes from 6.5 million minutes to approximately 33.5 million minutes. The increase in rebilled long-distance minutes was due to a substantial increase in international call reorigination customers, migration of existing customers to the Company's billing system and the addition of wholesale carrier clients. During this period, the number of international call reorigination customers increased from approximately 4,800 at April 30, 1995 to 14,600 customers at April 30, 1996.
The addition of wholesale carrier clients resulted in an increase in long-distance arbitrage revenues from approximately $450,000 for the nine months ended April 30, 1995 to approximately $11.2 million for the nine months ended April 30, 1996. As a percentage of telecommunications revenues and overall revenues, long-distance arbitrage revenues increased from approximately 6.8% to 51.1% and 6.4% to 32.5%, respectively. As a percentage of total revenues, Internet revenues increased from approximately 5.3% for the nine months ended April 30, 1995 to approximately 36.5% for the nine months ended April 30, 1996. The increase in Internet revenues both in dollar terms and as a percentage of revenues was due primarily to an increase in dial-up subscribers from approximately 2,600 as of April 30, 1995 to approximately 95,000 as of April 30, 1996.

          Direct Cost of Revenues. Direct cost of revenues consists primarily of the costs paid to carriers for the transmission and termination of switched minutes through IDT's facilities, and to a lesser extent, local access costs, leased network costs, Internet connectivity costs, switch maintenance and fees paid to Alliance Partners. The Company's direct cost of revenues increased by 460.0% from approximately $4.0 million in the nine months ended April 30, 1995 to approximately $22.4 million in the nine months ended April 30, 1996. As a percentage of revenues, these costs increased from 57.5% to 64.8% for the nine months ended April 30, 1995 and 1996, respectively. The increases in both dollar amounts and costs as a percentage of revenues were primarily due to increases in underlying carrier costs as the Company's revenue mix shifted from line fees and commissions to the direct billing of its call reorigination customers, and to a lesser extent, the increase in fees paid to Alliance Partners, leased circuits, access lines and network connectivity to support subscriber growth in both Internet access and international call reorigination.

          Selling, General and Administrative. Selling, general and administrative costs increased 452.4% from approximately $4.1 million for the nine months ended April 30, 1995 to approximately $22.6 million for the nine months ended April 30, 1996. As a percentage of revenues, these costs increased from 58.7% to 65.4% for the nine months ended April 30, 1995 and 1996, respectively. The increase in these costs both in dollar terms and as a percentage of revenues was due primarily to the addition of sales, marketing and technical and customer support personnel hired to support the growth of the Company's Internet access business, increased advertising to attract Internet dial-up subscribers and increased license fees paid to Netscape under the Netscape Agreement. During the nine months ended April 30, 1995, the Company recorded a non-cash compensation expense of approximately $969,000 as compared to $70,000 for the nine months ended April 30, 1996 due to the grant of options to employees and consultants. The Company anticipates selling, general and administrative costs will continue to increase as the Company implements its growth strategy.

          Depreciation and Amortization. Depreciation and amortization costs increased 209.2% from approximately $185,000 in the nine months ended April 30, 1995 to approximately $571,000 in the nine months ended April 30, 1996. These costs increased primarily as a result of the Company's higher fixed asset base during the nine months ended April 30, 1996 as compared with the nine months ended April 30, 1995. The Company anticipates depreciation and amortization costs will continue to increase as the Company implements its growth strategy.

          Income (loss) from Operations. Income from operations for the telecommunications segment increased to $2.1 million for the nine months ended April 30, 1996 from $797,000 for the nine months ended April 30, 1995 and as a percentage of telecommunications revenues decreased to 9.7% from 12.1%. The increase resulted principally from increased volume. Loss from operations for the Internet access segment increased to $13.1 million for the nine months ended April 30, 1996 from $2.1 million for the nine months ended April 30, 1995 and as a percentage of Internet revenues to 159.9% from 132.1%. The loss from operations from the Internet access segment was principally due to the initial costs of acquiring customers, increased personnel and facilities costs to sustain growth and substantial marketing expenses to create customer awareness. The increased loss of the Internet access segment is largely due to the growth in Internet customer base as the initial costs of acquiring customers exceeds the initial revenue received from such customers. The customer base increased by approximately 84,000 customers during the nine months ended April 30, 1996. General corporate expenses of $1.3 million and $2.1 million for the nine months ended April 30, 1995 and 1996, respectively, have been allocated to the two segments in the above analysis.

          Income Taxes. The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The Company did not record an income tax benefit in the periods ended April 30, 1995 or 1996, as the realization of available tax losses was not assured.

THREE MONTHS ENDED APRIL 30, 1996 COMPARED TO THREE MONTHS ENDED APRIL 30, 1995

RESULTS OF OPERATIONS

          Revenues. Revenues increased 459.9% from approximately $3.2 million for the three months ended April 30, 1995 to approximately $18.2 million for the three months ended April 30, 1996. Revenues from the Company's telecommunications operations increased 276.7% from approximately $3.0 million for the three months ended April 30, 1995 to approximately $11.3 million for the three months ended April 30, 1996. Revenues from the Company's Internet operations increased from approximately $252,000 for the three months ended April 30, 1995 to approximately $6.9 million for the three months ended April 30, 1996. The increase in telecommunications revenues was due primarily to a 294.7% increase in rebilled long-distance minutes from 3.9 million minutes to approximately 15.3 million minutes. The increase in rebilled long-distance minutes was due to a substantial increase in international call reorigination customers, migration of existing customers to the Company's billing system and the addition of wholesale carrier clients. During this period, the number of international call reorigination customers increased from approximately 4,800 at April 30, 1995 to 14,600 customers at April 30, 1996. The addition of wholesale carrier clients resulted in an increase in long-distance arbitrage revenues from approximately $393,000 for the three months ended April 30, 1995 to approximately $7.2 million for the three months ended April 30, 1996. As a percentage of telecommunications revenues and overall revenues, long-distance arbitrage revenues increased from approximately 13.1% to 63.5% and 12.1% to 39.5%, respectively. As a percentage of total revenues, Internet revenues increased from approximately 7.7% for the three months ended April 30, 1995 to approximately 37.8% for the three months ended April 30, 1996. The increase in Internet revenues both in dollar terms and as a percentage of revenues was due primarily to an increase in dial-up subscribers from approximately 2,500 as of April 30, 1995 to approximately 95,000 as of April 30, 1996.

          Direct Cost of Revenues. Direct cost of revenues consists primarily of the costs paid to carriers for the transmission and termination of switched minutes through IDT's facilities, and to a lesser extent, local access costs, leased network costs, Internet connectivity costs, switch maintenance and fees paid to Alliance Partners. The Company's direct cost of revenues increased by 485.7% from approximately $2.1 million in the three months ended April 30, 1995 to approximately $12.3 million in the three months ended April 30, 1996. As a percentage of revenues, these costs increased from 65.6% to 67.4% for the three months ended April 30, 1995 and 1996, respectively. The increases in both dollar amounts and costs as a percentage of revenues were primarily due to increases in underlying carrier costs as the Company's revenue mix shifted from line fees and commissions to the direct billing of its call reorigination customers, and to a lesser extent, the increase in fees paid to Alliance Partner, leased circuits, access lines and network connectivity to support subscriber growth in both Internet access and international call reorigination. The Company expects that direct cost of revenues will increase in dollar amounts, but not as a percentage of revenues as the Company expands its Internet subscriber base.

          Selling, General and Administrative. Selling, general and administrative costs increased 620.3% from approximately $1.4 million for the three months ended April 30, 1995 to approximately $10.1 million for the three months ended April 30, 1996. As a percentage of revenues, these costs increased from 43.2% to 55.6% for the three months ended April 30, 1995, and 1996 respectively. The increase in these costs both in dollar terms and as a percentage of revenues was due primarily to the addition of sales, marketing and technical and customer support personnel hired to support the growth of the Company's Internet access business, increased advertising to attract Internet dial-up subscribers and increased license fees paid to Netscape under the Netscape Agreement. During the three months ended April 30, 1995, the Company recorded a non-cash compensation expense of approximately $228,000 as compared to $0 for the three months ended April 30, 1996 due to the grant of options to employees and consultants. The Company anticipates selling, general and administrative costs will continue to increase as the Company implements its growth strategy.

          Depreciation and Amortization. Depreciation and amortization costs increased 239.7% from approximately $78,000 in the three months ended April 30, 1995 to approximately $265,000 in the three months ended April 30, 1996. These costs increased primarily as a result of the Company's higher fixed asset base during the three months ended April 30, 1996 as compared with the three months ended April 30, 1995. The Company anticipates depreciation and amortization costs will continue to increase as the Company implements its growth strategy.

          Income (loss) from Operations. Income from operations for the telecommunications segment increased to $787,000 for the three months ended April 30, 1996 from $379,000 for the three months ended April 30, 1995 and as a percentage of telecommunications revenues decreased from 12.6% to 6.9%. The increase resulted principally from increased volume. Loss from operations for the Internet access segment increased to $5.2 million for the nine months ended April 30, 1996 from $745,000 for the three months ended April 30, 1996 and as a percentage and as a percentage of Internet revenues to 146.3% from 124.8%. The loss from operations from the Internet access segment was principally due to the initial costs of acquiring customers, increased personnel and facilities costs to sustain growth and substantial marketing expenses to create customer awareness. The increased loss of the Internet access segment is largely due to the growth in Internet customer base as the initial costs of acquiring customers exceeds initial revenue received from such customers. The customer base increased by approximately 30,000 customers during the three months ended April 30, 1996. General corporate expenses of approximately $400,000 and $900,000 for the three months ended April 30, 1995 and 1996, respectively, have been allocated to the two segments.

          Income Taxes. The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The Company did not record an income tax benefit in the periods ended April 30, 1995 or 1996, as the realization of available tax losses was not assured.

LIQUIDITY AND CAPITAL RESOURCES

          On March 15, 1996 the Company completed an initial public offering of 4,600,000 shares of its common stock for $10 per share. The Company realized net proceeds of approximately $41.9 million from this offering. A portion of the proceeds from this offer were used to repay $3,360,000, the principal amount of short term notes previously issued during fiscal 1996. In connection with the repayment of some such notes the Company incurred a prepayment penalty of $233,500. Such prepayment penalty has been classified as an extraordinary loss on the early extinguishment of debt in the accompanying statement of operations. At April 30, 1995, and 1996 the Company had cash and cash equivalents of approximately $428,000 and $31.5 million respectively and working capital of approximately $535,000 and 24.0 million, respectively.

          The Company generated negative cash flow from operating activities of approximately $4.6 million during the nine months ended April 30, 1996, compared to positive cash flow from operating activities of approximately $272,000 during the nine months ended April 30, 1995. The changes in operating cash flow from the first nine months of Fiscal 1995 to the first nine months of Fiscal 1996 and from Fiscal 1994 to Fiscal 1995 were primarily due to increases in accounts payable and deferred revenues in relation to accounts receivable. Cash flow from operations will vary significantly from quarter to quarter, depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable. Accounts receivable, accounts payable and accrued expenses have increased from period to period as the Company's businesses have grown. Because of the nature of the Company's Internet access business and the rapid increase in the number of subscribers, bad debt allowances and expenses have also grown from period to period.

          Purchases of fixed assets increased from approximately $639,000 for the nine months ended April 30, 1995 to approximately $6,378,000 for the first nine months of Fiscal 1996, primarily as a result of purchases of equipment to support expansion of the Company's network infrastructure, and expansion of the Company's facilities. The Company is upgrading and expanding its existing network infrastructure by building a new, higher capacity, frame-relay based network backbone and by adding Company owned POPs.

          The Company experiences intense competition in both its telecommunications and Internet access businesses. If additional competition was to lead to significant price reductions, especially in the price of the Company's rapidly expanding Internet services, cash flows from operations would be materially adversely affected.

          The Company intends to, where appropriate, make strategic acquisitions to increase its telecommunications customer base. The Company may also make strategic acquisitions related to its Internet business. From time to time, the Company evaluates potential acquisitions of companies, technologies, products and customer accounts that complement the Company's businesses. No such material acquisitions are currently contemplated beyond Econophone, Inc. as discussed above.

          The Company believes that the net proceeds from the initial public offering, together with its existing cash resources and cash flow from operating activities, will be sufficient to meet its currently anticipated working capital and capital expenditure requirements for at least the next twelve months. If the Company's growth exceeds current expectations or if the Company's cash flow from operations after the next twelve months is insufficient to meet its working capital and capital expenditure requirements, the Company will need to raise additional capital from equity or debt sources. There can be no assurance that the Company will be able to raise such capital on favorable terms or at all. If the Company is unable to obtain such additional capital, the Company will be required to reduce the scope of its anticipated expansion, which could adversely affect the Company's business and its ability to compete.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

          IDT has received an inquiry form a state Attorney General's office, in which several states are participating, concerning IDT's advertising and marketing practices. IDT is cooperating with the Attorneys General in this investigation and has met with representatives of the offices involved. The parties are currently working toward a resolution of this mater and IDT believes that the outcome will not have a material adverse effect on the ongoing business of the company.


ITEM 2.    CHANGES IN SECURITIES

           None


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None


ITEM 5.    OTHER INFORMATION

          On June 7, 1996, IDT announced that it is negotiating to acquire Econophone, Inc., an FCC licensed facilities-based carrier in the United States and a provider of long distance telephone service in the United Kingdom. The two companies are in the process of negotiating the final terms of the transaction.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


(a)        Exhibits:

Exhibit
Number
- - ------

2.01 Merger Agreement relating to the reincorporation of the Registrant in Delaware. *

3.01       Restated Certificate of Incorporation of the Registrant. *

3.02       By-laws of the Registrant.  *

4.01 Specimen Certificates for shares of the Registrant's Common Stock and Class A Stock. *

4.02 Description of Capital Stock (contained in the Certificate of Incorporation of the Registrant, filedas Exhibit 3.01). *


10.01      Form of Employment Agreement between the Registrant and Howard S.
           Jonas.  *

10.02      Form of Employment Agreement between the Registrant and Howard S.
           Balter.  *

10.03      Form of Employment Agreement between the Registrant and Eric L.
           Raab.  *

10.04      Form of 1996 Stock Option and Incentive Plan.  *

10.05+ OEM Reseller License Agreement between Netscape Communications Corporation and the Registrant. *


10.06 Marketing Services and Independent Contractor Services Agreement between Lermer Overseas Telecommunications, Inc. and the Registrant. *


10.07+ Rebiller Service Agreement between the Company's stockholders and the Company. *

10.09      Lease of 294 State Street.  *

10.10 Management, Consulting and Internet Services Agreement between Yovelle Renaissance Corporation and the Registrant. *

10.11 Form of Registration Rights Agreement between Howard S. Jonas and the Registrant. *

21.01      Subsidiaries of the Registrant.  *

27.00      Financial Data Schedule.

+          Confidential treatment requested

* Incorporated by reference to Registrant's registration statement on Form S-1 (No. 333-00204) and final prospectus as filed with the Securities and Exchange Commission.

(b) The registrant did not file any reports on Form 8-K during the quarter ended April 30, 1996.

                                IDT CORPORATION

                                   FORM 10-Q

                                 APRIL 30, 1996



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     IDT CORPORATION


June 14, 1996                     By /s/ Howard S. Jonas
- - -------------                        -------------------
Date                                     Howard S. Jonas
                                         Chairman of the Board,
                                         President and Chief Executive Officer
                                         (Principle Executive Officer)



June 14, 1996                     By /s/ Howard Balter
- - -------------                        -------------------
Date                                     Howard Balter
                                         Chief Operating Officer and
                                         Director
                                         (Principle Financial Officer)


June 14, 1996                     By /s/ Stephen R. Brown
- - -------------                        ---------------------
Date                                     Stephen R. Brown
                                         Chief Financial Officer
                                         (Principle Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
Number
- - ------

2.01 Merger Agreement relating to the reincorporation of the Registrant in Delaware. *

3.01       Restated Certificate of Incorporation of the Registrant. *

3.02       By-laws of the Registrant.  *

4.01 Specimen Certificates for shares of the Registrant's Common Stock and Class A Stock. *

4.02 Description of Capital Stock (contained in the Certificate of Incorporation of the Registrant, filedas Exhibit 3.01). *


10.01      Form of Employment Agreement between the Registrant and Howard S.
           Jonas.  *

10.02      Form of Employment Agreement between the Registrant and Howard S.
           Balter.  *

10.03      Form of Employment Agreement between the Registrant and Eric L.
           Raab.  *

10.04      Form of 1996 Stock Option and Incentive Plan.  *

10.05+ OEM Reseller License Agreement between Netscape Communications Corporation and the Registrant. *


10.06 Marketing Services and Independent Contractor Services Agreement between Lermer Overseas Telecommunications, Inc. and the Registrant. *


10.07+ Rebiller Service Agreement between the Company's stockholders and the Company. *

10.09      Lease of 294 State Street.  *

10.10 Management, Consulting and Internet Services Agreement between Yovelle Renaissance Corporation and the Registrant. *

10.11 Form of Registration Rights Agreement between Howard S. Jonas and the Registrant. *

21.01      Subsidiaries of the Registrant.  *

27.00      Financial Data Schedule.

+          Confidential treatment requested

* Incorporated by reference to Registrant's registration statement on Form S-1 (No. 333-00204) and final prospectus as filed with the Securities and Exchange Commission.