Form 10-K405
period 1996-07-31
IDT CORP
filed 1996-10-30
CIK 1005731

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 1996 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-27898

                                 IDT CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                     22-3415036
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation and organization)

                                294 State Street
                          Hackensack, New Jersey 07601
          (Address of principal executive offices, including zip code)

                                 (201) 928-1000
              (Registrant's telephone number, including area code)
        Securities registered pursuant to Section 12(b) of the Act: None


          Securities registered pursuant to Section 12(g) of the Act:
                  Common Stock, $.01 par value (Title of class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on October 25, 1996 of $12.25, as reported on the Nasdaq National Market, was approximately $99.4 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of October 25, 1996 the Registrant had outstanding 9,666,900 shares of Common Stock, $.01 par value, and 11,174,330 shares of Class A Common Stock, $.01 par value.

                                      INDEX

                                 IDT CORPORATION


                                                                  Page No.

PART I

Item 1.  BUSINESS.................................................    1

         RISK FACTORS.............................................   15

Item 2.  PROPERTIES...............................................   27

Item 3.  LEGAL PROCEEDINGS........................................   27

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......   27


PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS......................................   28

Item 6.  SELECTED FINANCIAL DATA..................................   29

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONAL AND RESULTS OF OPERATIONS....................   29

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............   36

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE...................   36


PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......   37

Item 11. EXECUTIVE COMPENSATION...................................   40

Item 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT.........................   44


Item 13. CERTAIN RELATIONSHIPS AND RELATED
         TRANSACTIONS.............................................   46


PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT
         SCHEDULES, AND REPORTS ON FORM 8-K.......................   48


SIGNATURES ....................................................... F-22

                                     PART I

Item 1.  BUSINESS

        This Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the "Risk Factors" section of Item 1.

        IDT Corporation ("IDT") is an international telecommunications company which offers a broad range of integrated and competitively priced long-distance telephone and Internet access services in the U.S. and abroad, and recently began offering Internet telephony services. The Company commenced operations in 1990 as a pioneer in the international call reorigination or call-back business and continues as an innovator in the international telecommunications industry with its August 1996 introduction of Net2Phone -- the first commercial telephone service to bridge live calls between personal computers and telephones via the Internet. The Company operates a telecommunications network of switches and leased lines with interconnections to other domestic and foreign carriers. As a result of industry deregulation, increasing traffic volume, and an installed base of international customers, the Company is beginning to build an international telecommunications infrastructure of Company-owned switches and leased lines. As of July 31, 1996, IDT provides international and domestic long-distance telephone services to over 30,000 individuals, businesses, and other telephone carriers in more than 120 countries. The Company also operates a national Internet leased line network connecting over 480 points of presence ("POPs"), which include Company-owned POPs supplemented by those of its Internet alliance partners. Through this national network, the Company provides dial-up and dedicated Internet access and on-line services to over 142,000 individuals and business customers. The Company has grown considerably in recent years, generating revenues of $57.7 million for Fiscal 1996 versus revenues of $11.7 million for Fiscal 1995.

        The Company operates a growing telecommunications network consisting of Company-owned switches in the United States, dedicated leased fiber optic lines between the United States and London, and interconnections with interexchange carriers ("IXCs"), local exchange carriers ("LECs") and government-owned postal, telegraph and telephone monopolies ("PTTs") around the world. Having achieved a sufficient number of international telephone customers to cost-justify network expansion, the Company plans to build-out its global telecommunications switching infrastructure in order to reduce its operating costs and broaden its potential customer base. IDT plans to install Company-owned switches in France, Germany, Italy and the United Kingdom by early 1997 and currently is pursuing operating agreements with several overseas carriers to enable the Company to transmit and terminate traffic directly to these foreign carriers at advantageous rates. IDT also operates a national Internet network comprised of multiple leased DS3 lines creating a 45 mbps high speed backbone, together with leased T1 lines connecting approximately 75 Company-owned POPs to the Company's Internet backbone. Supplemented by its alliance partners, including PSINet Inc. ("PSI"), IDT now operates one of the nation's largest Internet networks. The Company plans to add 50 more Company-owned POPs by the end of 1997. The Company is in the process of integrating its telecommunications and Internet networks by enabling portions of the domestic Internet backbone to be used for the transmission of traditional telephony. If successfully implemented, this leveraging of the available capacity over IDT's Internet network could provide considerable economic efficiencies for transporting much of the Company's domestic voice traffic. The Company believes that the planned expansion of its international telecommunications network and the integration of its networks through combined voice, data and Net2Phone services, could allow the Company to realize certain efficiencies and position itself among those global telecommunications companies offering full service solutions and employing innovative and converging technologies, which will enable it to provide competitively priced international communications services.

        The Company entered the international call reorigination business in 1990 to capitalize on the opportunity created by the spread between U.S. and foreign-originated international long-distance rates. IDT leveraged the expertise derived from, and calling volume generated by, its call reorigination business to enter the domestic long-distance business in late 1993, by reselling long-distance telecommunications services of other carriers to IDT's domestic customers. As a value-added service for its domestic long-distance customers, the Company began offering Internet access in early 1994, eventually offering dial-up and dedicated Internet access to individuals and businesses as stand-alone services. Throughout 1994, the Company focused on developing and marketing its Internet services and offerings. In 1995, IDT began reselling to other long-distance carriers access to the favorable international and domestic long-distance telephone rates the Company obtains as a result of its significant calling volume generated by its call reorigination customers. In early 1996, the Company brought together its focuses on telecommunications and Internet, and began to reemphasize its bundled telecommunications and Internet offerings and to take fuller advantage of the relationships between the industries. In August 1996, IDT entered the Internet telephony market with its introduction of Net2Phone.

        The Company was founded in August 1990 and originally incorporated in New York as International Discount Telecommunications Corp. The Company was renamed IDT Corporation and incorporated in the State of Delaware in December 1995. The Company's principal offices are located at 294 State Street, Hackensack, New Jersey 07601, its main telephone number is (201) 928-1000 and its electronic mail address is invrels@idt.net.


Services

        IDT offers its customers a wide array of domestic and international telecommunications and Internet services.

Telecommunications Services

        The Company's three primary telecommunications services are: (i) international long-distance services for individuals and businesses via call reorigination services and international direct-dial services; (ii) carrier-to-carrier long-distance routing services provided to other long-distance carriers ("carrier sales"); and (iii) marketing to individuals and businesses of domestic long-distance services provided by WorldCom, Inc. ("WorldCom"). IDT provides international and domestic long-distance telephone service to over 30,000 customers in 120 countries worldwide, including over 19,000 international call reorigination customers, and over 13,000 domestic long-distance services customers.

  International Long-Distance Services

        Call Reorigination. The Company offers customers outside of the United States international call reorigination services. Through this service, the Company enables customers to access a U.S. dial tone from overseas and place international calls reoriginated in the U.S., thereby benefiting from attractive U.S. outbound long-distance rates, transmission quality, and enhanced services. In a typical call reorigination scenario, an overseas customer dials a U.S. phone number and after one ring, contact is made and the customer hangs up, with no charge for the inbound call. The Company's switch then calls back a pre-set number and provides a U.S. dial tone for the customer to connect and complete the call.

        The Company also provides its call reorigination customers with access to enhanced U.S. telecommunications service options at U.S. long-distance rates. These options include: voicemail; itemized billing; speed dial codes that allow customers convenient access to the call reorigination service; personalized voice prompts that allow customers to be called back at extensions where the party being dialed must be requested by name; remote programmable service that allows customers the flexibility of selecting the number called back instead of receiving the call at a pre-programmed number; access to U.S. toll-free 888 and 800 numbers; and one-leg billing that combines the cost of the call back to the customer and the cost of the customer's outbound call from the United States in one item for convenience and orderly presentation. The Company primarily markets its call reorigination service to fixed site businesses and individuals. As of July 31, 1996, the Company had more than 19,000 international call reorigination customers in 120 countries

        International Direct-Dial. As an alternative service, the Company provides international long-distance services to certain overseas customers, currently in the United Kingdom, via standard international direct-dial network services. Through this service, the Company offers a foreign customer the ability to place a direct call to an international destination over the Company's leased network at competitive rates without the need for a call reorigination. Where the Company offers both call reorigination and international direct-dial, and where the operating environment warrants, the Company's strategy over time is to migrate its call reorigination customers to international direct-dial service. The Company expects also to be offering this service in France and Germany by July 31, 1997. However, there can be no assurance that the Company will be able to offer this service in these countries.

  Carrier Sales

        The Company resells its competitive long-distance domestic and international rates to third party IXCs and CAPs. In offering this service, the Company leverages the rates that it is able to obtain through (i) its extensive relationships in the long-distance telecommunications industry, (ii) its inclusion in special tariffs written for a number of large call reorigination clients, and (iii) its ability to generate a high volume of long-distance call traffic. The Company enhances its ability to resell such rates by using its least-cost routing ("LCR") platform to minimize the per-minute resale cost to the third party IXC. Service is provided by routing the IXC customer's minutes through the Company's LCR switching platform, enabling the carrier customer to benefit from the competitive rates offered by the Company. In some instances, rather than route a call directly between two overseas points, the Company may "back-haul" an overseas carrier's minutes using resold switched services to the Company's U.S.-based switch in order to terminate the traffic in a third country while taking advantage of the Company's competitive U.S.-based international long distance rates.

  Domestic Long-Distance Services

        The Company markets certain long-distance services directly to customers in the United States. Under its agreement with WorldCom, a facilities-based U.S. long-distance carrier, the Company markets WorldCom's domestic and international long-distance services directly to U.S. retail customers at competitive rates. The Company's customers save, on average, 10% - 50% off the rates for domestic long-distance service charged by the major facilities-based carriers. The Company markets the long-distance service as a value-added bundled service with its dial-up Internet access, and offers customers who maintain minimum monthly long-distance billing levels of $40, savings of approximately 20% off the rates for dial-up Internet access charged by the major national Internet service providers.

Internet Telephony

        In August 1996, the Company began offering the first commercial telephone service to bridge live calls between personal computers and regular telephones via the Internet, and to charge on a per minute basis. Through the Company's Net2Phone service, customers can place calls from sound-equipped computers and have the calls terminate at regular telephones, with no requirement of specialized equipment at the receiving telephone. The Company distributes the necessary software by making it available from the Company's Net2Phone World Wide Web ("Web") site for consumers to download free of charge. All telephone calls made with Net2Phone are routed over the Company's switches. The Company takes advantage of its existing LCR routing to increase the savings realized by international callers using Net2Phone. For calls originating overseas, the cost of placing and terminating the call with Net2Phone is up to 95% below the rates generally charged by traditional foreign carriers to place and terminate standard international telephone calls.

        The Company has announced its intention to develop, and is in the process of developing, Net2Phone Direct, a commercial telephone service that will allow for international phone-to-phone calling via the Internet using packet switching. Net2Phone Direct is expected to enable phone-to-phone calling between two parties using regular telephones while using the Internet to transport the long-haul components of the call. Through such use of the Internet, the Company expects to reduce significantly the cost of international calling while extending the benefits of placing Internet telephone calls to customers with access to a regular telephone without requiring the use of personal computers or individual Internet access. The Company also has announced its intention to develop a global network of switches and servers, thereby expanding the Company's reach for providing competitively priced Internet telephony solutions.

        The Company believes that any delays in the development of Net2Phone Direct or in the deployment of Net2Phone and Net2Phone Direct switches and servers could delay final product introduction. There can be no assurance that Net2Phone or Net2Phone Direct will gain market acceptance for the technology or for the quality of the completed call, or that the Company's competitors will not develop the ability to provide similar or better services. The Company believes that Internet telephony applications are an important emerging niche in the Internet industry and that other companies will enter the market to offer additional Internet telephony products. However, because of the Company's extensive experience in both the Internet access and telecommunications industries, the Company believes that it is well-positioned to gain a competitive advantage in offering personal computer-to-telephone and telephone-to-telephone Internet telephony solutions.

Internet and On-line Services

        The Company's three primary Internet and on-line services are: (i) dial-up Internet access for individuals and businesses; (ii) direct-connect dedicated Internet services for corporate customers; and (iii) the Genie on-line entertainment and information services, including the World Wide Web-based Genie Interactive. IDT has become one of the nation's largest Internet access providers, providing local dial-up access to 142,700 customers and providing dedicated access to 226 corporate customers as of July 31, 1996. Through the build-out of its own infrastructure and the recent agreement to utilize the PSI network as well the local networks of its alliance partners, IDT now operates one of the nation's largest networks providing local dial-up Internet access through over 480 POPs. The Company owns approximately 75 POPs out of the over 480 POPs total.

  Dial-Up Access Services

        The Company markets a dial-up service that allows individuals to obtain unrestricted Internet access with an easy-to-use point-and-click graphical user interface for a fixed monthly fee. IDT provides its customers with access to a full range of Internet applications, including electronic mail functions, Web sites, USENET news groups, databases and public domain software, as well as a full graphics package and browser software.

        The Company provides its individual customer base with various pricing options. Currently, the Company offers Basic Accounts for $19.95 per month, and Premium Accounts for $29.95 per month. Each is a fully graphical SLIPP/PPP account bundled with an Internet browser, unlimited dial-up Internet access, and an e-mail account. Premium Account customers are entitled to the Reuters news service, a second e-mail address, 8MB of personal Web space storage, and special customer support services. The Company also offers basic Internet access accounts for $15.95 per month for those customers who sign up for IDT's long-distance telephone service and maintain their monthly telephone billings at or above $40 per month. The Company offers free Basic Accounts for those customers who sign up for IDT's long-distance telephone service and maintain their monthly telephone billings at or above $150 per month.

  Direct-Connect Dedicated Services

        The Company offers a variety of Internet access options and applications specifically designed to address the unique needs of corporations, as well as business professionals. These direct-connect clients typically require high-speed dedicated circuits because they desire to put up a Web site, the nature of their business requires the transfer of large data files, or it would be impractical for them to maintain dial-up accounts for all their employees who require Internet access. IDT employs both frame relay technology and dedicated connections to connect its clients' computers to the Internet through local area networks ("LANs") and both 56Kbps and T1 lines. Currently, the Company maintains a corporate client base comprised principally of medium-sized to large businesses. The Company currently charges clients using 56Kbps lines approximately $350 per month for direct-connect service and clients utilizing full T1s approximately $1,400 per month for direct connect service. As of July 31, 1996, the Company had 226 direct connect subscribers.

  Genie Services

        The Company offers the recently acquired Genie on-line service, giving subscribers access to roundtables, bulletin boards and chat areas, individual and multi-player games, and premium news, travel, entertainment, weather and other information services. Currently, the Company markets the Genie content as an on-line service available only to subscribers. By the end of 1996, the Company expects to have completed the conversion and electronic transfer of the Genie content from the closed platform of an on-line service to the open platform of the Web on the Internet, allowing for primarily unlimited, flat fee access. This new offering, known as Genie Interactive, will have additional content taking advantage of the Internet platform, including enhanced news and information offerings and specialized interactive multi-player games currently in development under contract with the Company. The Company believes that any delays in the conversion and transfer to the Web platform could delay final product introduction. There can be no assurance that Genie Interactive will gain market acceptance, or that the Company's competitors will not develop the ability to provide similar or better services. The Company intends to take advantage of the unique features of each of Genie and Genie Interactive by continuing to support both distribution mechanisms. The Company offers Internet access to Genie on-line subscribers for an additional fee, and intends to offer the basic Genie Interactive service as a value-added service for the Company's premium Internet access customers.


Network Infrastructure

        The Company maintains an international telecommunications switching infrastructure and U.S. domestic network of leased lines that enable it to provide an array of telecommunications and Internet services to its customers. IDT believes it enjoys competitive advantages by utilizing this network to carry both voice and Internet traffic, resulting in the optimization of both its network utilization and associated capital.

Telecommunications Network

  Private Line Network

        The Company operates a growing telephone network consisting of resold international switched services, U.S. domestic dedicated leased fiber optic lines, and Company-owned switch equipment in the United States which are interconnected to major international and domestic IXCs, LECs and Competitive Local Exchange Carriers. IDT's major switching facilities are located in Piscattaway, NJ, Westfield, NJ and New York. These varied locations serve to provide the network with redundancy and diversity. All of these locations are linked with the dominant local exchange carrier as well as at least one of the competitive LECs, allowing the Company to interconnect with all major IXCs to switch traffic via the Company's leased private line DS3 network. Furthermore, all of the Company's locations are interconnected via leased lines to enhance network reliability and redundancy as each location interconnects with the various carriers from diverse POPs.

        In addition, the Company obtains switched services to connect its U.S. facilities and London. These services are used for the origination of traffic from IDT's customer base in the United Kingdom and to terminate existing carrier and call reorigination traffic to the United Kingdom. The Company has recently signed terminating agreements to the Dominican Republic and Italy and plans to obtain leased lines to these destinations which will result in reduced costs for termination to these countries. The Company has also targeted countries such as France, Italy and Germany for network expansion due to the large number of minutes the Company presently terminates to these countries and the Company's installed base of telecommunications customers in these countries.

  Switching Platforms

        The Company utilizes two major switching platforms for different tasks. The Excel LNX is a smart switch which the Company uses for its application-based products such as callback, direct dial, call through, debit cards, calling cards, and value added services such as voice prompts, speed dialing, voice mail and conferencing. The other platform is the Northern Telecom DMS250-300, which serves as an international gateway and generic carrier switch.

        The Company also plans to use certain technologies, such as Northern Telecom ERS switches, which allow for the dynamic allocation of voice and data traffic, to enable the Company's Internet network to be used for the transmission of traditional telephone minutes. If successfully developed, this leveraging of IDT's Internet network could provide considerable economic efficiencies for transporting much of the Company's domestic voice traffic.

        The Company's Excel LNX switch incorporates Company-developed software which performs efficiently all the applications the Company requires to provide value added services as well as billing functions and traffic analysis. The software enables the Excel to route all calls via the Company's LCR platform. LCR is a process by which the Company optimizes the routing of calls over the least cost route on its switch for over 230 countries. In the event that traffic cannot be handled over the least cost route due to overflow, the LCR system is designed to transmit the traffic over the next least cost route. The LCR system analyzes the following variables that may effect the cost of a long distance call: different suppliers, different time zones and multiple choices of terminating carrier per country. The LCR system is continually reviewed in light of rates available from different suppliers to different countries to determine whether the Company should add new suppliers to its switch to further reduce the cost of routing traffic to a specific country and to maintain redundancy, diversity and quality within the switching network. The Excel is flexible and programmable, designed to implement network based intelligence quickly and efficiently. All the Company's switches are modular, scaleable and equipped to signal in such protocols as ISDN or SS7 so as to be compatible with either domestic or foreign networks.

Internet Network

        IDT operates a national Internet "network" comprised of a leased DS3 45 mbps backbone of high speed fiber optic lines connecting 8 major cities across the United States, and leased dedicated T1 fiber optic lines connecting smaller cities to the network. The network backbone uses state-of-the-art routing platforms including Cisco series 7000 routers and Northern Telecom ERS Magellan switches. The DS3 backbone drains traffic at four major Internet "meet" points where the Company maintains switching and routing equipment and has peering arrangements to exchange Internet traffic with over twenty other Internet backbone providers. To minimize the potential detrimental effects of single points of failure, the Company deploys a minimum of two dedicated leased data lines to each backbone node and remotely positions secondary servers for all configuration and authentication hosts. Multiple data segments are used in high traffic areas to minimize packet loss and collision. Also, major IDT backbone nodes employ routing switches for directing network traffic. To further enhance network performance, the "Open Shortest Path First" protocol is employed to optimally configure Internet routing tables and to allow data traffic to be routed most efficiently.

        The Company utilizes the local dial-up switching infrastructure of 72 alliance partners across the country to supplement the Company's owned and operated local dial up infrastructure. The alliance partners, which are independently owned Internet Service Providers ("ISPs"), employ routing and modem equipment which meet the Company's standards for providing dial-up access services. The Company offers the alliance partners a monthly fee for each customer account funneled through their local access networks. The Company also provides the billing, advertising, marketing and customer acquisition services, in exchange for which the alliance partners provide local Internet access. The agreements with alliance partners generally have one year terms and do not prohibit the Company from constructing its own local installed POP where warranted. Finally, the Company entered into an agreement with PSI in June 1996 to use PSI as the primary alliance partner for the Company's dial-up Internet access customers in areas where PSI has POPs and where there are no pre-existing alliance partners. The Company leases and operates a dedicated T3 connection to the PSI network in order to maintain control of the Company's provisioning of customers and to provide customers with access to electronic mail and newsfeeds. The Company's Internet network includes over 405 POPs owned by PSI and the alliance partners and approximately 75 Company owned POPs.

        IDT's network is monitored on a 24 hours a day, 7 days a week, and 365 days a year basis by its network operations center. The entire network is centrally managed from IDT's control center through the use of a standardized communications protocol. In addition, two proprietary monitoring systems are used to manage modem pools.

Research and Development

        The Company has recently introduced Net2Phone and announced its intentions to introduce Net2Phone Direct. Net2Phone is an Internet service based on proprietary technology which allows persons using sound-equipped personal computers to initiate telephone calls from the computer, transmit the calls over the Internet to a gateway switch, which in turn routes the call over voice telecommunications lines to a second party using a traditional telephone. Net2Phone Direct will allow phone-to-phone communications over the Internet where both parties are using regular telephones connected to the public switch telephone networks and where the call is being transmitted over the Internet by Company-owned switch servers in the countries in which each party is connected. By allowing long-distance calling over the Internet, Net2Phone and Net2Phone Direct both expand the role of the Internet as a communications medium and allow substantial long-distance telecommunications savings.

        The Company employs a technical staff that is devoted to the improvement and enhancement of the Company's existing Internet and telecommunications products and services, including switching technologies and the development of new technologies and products, such as Net2Phone and Net2Phone Direct, and the porting of the Genie entertainment and information services to the Web for Genie Interactive. The Company believes that the ability to adjust and improve existing technology and to develop new technologies in response to, and in anticipation of, customers' changing demands is necessary to compete in the rapidly changing Internet and telecommunications industries. There can be no assurance that the Company will be able to successfully develop new technologies or effectively respond to technological changes or new industry standards or developments on a timely basis, if at all. See "Risk Factors-Rapid Technological Development; Proprietary Rights."

Sales, Marketing and Distribution

        The Company's overall marketing strategy is to leverage its promotional and advertising resources to sell the Company's full range of telecommunications and Internet services. By marketing its telephone and Internet services as bundled and integrated solutions, the Company believes it can gain a competitive advantage while enhancing its international recognition as a comprehensive provider of competitively priced communications services.

Telecommunications

        The Company primarily markets its international call reorigination services through its overseas network of independent sales representatives. The foreign sales representatives, who are overseen by the Company's U.S.-based sales managers, provide the Company with access to local business clientele and residential customers and continually emerging opportunities in the local markets they serve. The Company pays its foreign sales representatives on a commission basis. As of July 31, 1996, the Company was represented by 110 foreign sales representatives in 70 countries. In recent months, the Company also has commenced direct sales efforts, primarily through overseas advertising in international print media, to penetrate particular market segments not currently served.

        The Company's internal international carrier sales staff obtains and remarkets competitive rates to other IXCs. The staff primarily relies on, and benefits from, (i) the Company's extensive relationships within and increasing international exposure and recognition throughout the long-distance industry for marketing its carrier services, and (ii) the Company's self-perpetuating telecommunications model which should enable the Company to negotiate for lower rates.

Internet

        The Company established itself as a leading national provider of Internet access services primarily through extensive broadcast print advertising to the consumer market. In recent months, the Company has refocused the marketing efforts of its Internet operations. While the Company intends to continue various means of broadcast advertising in select markets, the Company's sales and marketing efforts now are focused primarily on increasing its Internet customer base through (i) OEM transactions, including hardware, software and operating system bundling, (ii) retail channel distribution agreements and (iii) bundling Internet access with long-distance telephone service. By applying the above strategies, the Company believes it will increase its exposure to the millions of computer users who are potential customers of the Company's Internet access services, while reducing its customer acquisition costs as compared to traditional broadcast and print advertising. The Company has entered into third-party bundling agreements with companies such as Macromedia Inc., a leading developer of multimedia software, which is distributing the Company's Internet access software as part of its Showcase CD product. Also, GT Interactive Software Corporation, a leading retail software distributor, is marketing the Company's Internet access software in retail outlets under the brand name "Easy Surf." The Company intends to market its Genie Interactive service through on-line and Internet-based advertising venues and use print media focused on interactive computer gaming and entertainment. The Company also will continue to market the existing Genie on-line service, and cross-sell its Internet access service to the Genie customer base. As of July 31, 1996, the Internet sales force consisted of approximately 110 salespersons. The Company's Internet sales staff is closely supervised and undergoes customized and ongoing training.

Internet/Long-Distance Bundling

        The Company bundles its Internet access services with its domestic long-distance telephone services in order to maximize the Company's marketing efforts for its Internet services while allowing for the acquisition of telephone customers. By bundling its long-distance phone service with its $15.95 per month discounted dial-up Internet access, the Company is currently able to compete with many major national providers of Internet access by offering rates that are, on average 20% lower, and at the same time differentiate itself from its competitors in the Internet access market who are unable to offer their customers significant savings on their monthly long-distance bills. The Company leverages its existing inbound Internet telesales group for the sale of its bundled long-distance and Internet access service.

Internet Telephony

        The Company is currently marketing its Net2Phone Internet telephony solution by distributing its Net2Phone software for free via the Internet and acquiring commercial Net2Phone customers through its pre-paid, virtual debit-card system. IDT currently promotes its Net2Phone service through on-line and Internet-based advertising venues, traditional print advertising in international publications, and electronic media. The Company is currently seeking to bundle the Net2Phone software as a value-added component with leading OEMs and software developers. The Company is also seeking to sell its Net2Phone Direct switch servers to third parties in strategic markets world-wide by leveraging its existing international network of independent sales representatives.

Customer Support and Billing

        The Company provides customer support for its call reorigination customers to deal with both technical problems and billing issues. The customer support staff focuses on responding swiftly to customers and is generally capable of activating call reorigination service for new customers in 24 to 48 hours from the time of subscription.

        The Company believes that, in order to successfully compete in the international call reorigination business, effective billing and collection procedures and policies are necessary because the geographic dispersal of call reorigination clients creates the potential for billing and collection difficulties. Call reorigination customers have the option of either providing the Company with a credit card or giving a security deposit or advance payment. The Company reviews all account usage on a daily basis, regardless of the payment mechanism. The Company charges credit card customers throughout the month, whenever accumulated usage equals $250 dollars, and provides detailed billing statements once a month. For cash customers, the Company generally accepts either a two-month deposit or a prepayment. Via the daily monitoring system, the Company attempts to prevent such customers from exceeding their balance on hand at the Company. If a charge or credit card is declined or if the customer has inadequate funds on deposit, the Company suspends the account to minimize the Company's exposure to unauthorized usage. In addition, the Company is developing a real-time billing platform for its call reorigination customers. The Company expects this service to both provide more efficient customer service and allow the Company to further limit its exposure to bad debt.

        The Company's Internet customer support division has grown from three persons in May 1995 to 88 at January 31, 1996 and 152 at July 31, 1996. The Company believes that its ability to provide adequate customer support services is a crucial component of its ability to retain customers. While the Company has experienced difficulty in the provision of support services in the past, it has successfully focused on improving such service through measures including the addition of support personnel and the monitoring of customer waiting time. The customer support staff provides 24-hour technical assistance in addition to general service assistance. Customer support personnel communicate with subscribers via telephone, e-mail and fax. The Company requires that each customer support staff member field a minimum number of calls and e-mails each day. The Company also employs liaisons between the customer support and technical staffs to ensure maximum responsiveness to changing customer demands.


Competition

        The markets in which the Company operates are extremely competitive and can be significantly influenced by the marketing and pricing decisions of the larger industry participants. There are no substantial barriers to entry in either the Internet access or any of the telecommunications markets in which the Company competes. The Company expects competition in these markets to intensify in the future.

  Telecommunications

        Currently, the Company competes with (i) IXCs engaged in the provision of long-distance access and other long-distance resellers and providers including large carriers such as AT&T Corp. ("AT&T"), MCI Communications Corp. ("MCI"), Sprint Corp. ("Sprint"), and WorldCom, (ii) foreign PTTs, (iii) other marketers of international long-distance and call reorigination services such as Viatel, Inc., Kallback, and RSL Communications, Ltd., (iv) wholesale providers of international long distance services such as Pacific Gateway Exchange, Inc.,
(v) alliances for providing wholesale carrier services such as "Global One" (Sprint, Deutsche Telekom AG, and France Telecom S.A.) and "Concert" (British Telecom Plc and MCI), and Uniworld (AT&T and Unisource -- Telecom Netherlands, Telia AB, Swiss Telecom PTT and Telefonica de Espana S.A.), (vi) new entrants to the long distance market such as the regional telephone operations companies ("RBOCs") in the United States, who have entered or have announced plans to enter the U.S. interstate long-distance market pursuant to recent legislation authorizing such entry, and utilities such as RWE AG in Germany, and (vii) small resellers and facility-based IXCs. Moreover, some of the Company's competitors have announced business plans similar to the Company's regarding the expansion of telecommunications networks into Europe. Many of the Company's competitors are significantly larger and have substantially greater market presence and financial, technical, operational, marketing and other resources and experience than the Company.

        Because of their close ties to their national regulatory authorities, foreign PTTs and newly-privatized versions thereof can directly pressure the Company in their home countries by influencing regulatory authorities to outlaw the provision of call reorigination services or by blocking access to the call reorigination services the Company markets. There can be no assurance that such behavior will not have a material adverse effect on the Company's business, financial condition or results of operations. With the increasing privatization of international telecommunications in foreign countries, it is also possible that new foreign service providers, with close ties to their national regulatory authorities and customer bases, will enter the call reorigination services market in competition with the Company, or that PTTs will become deregulated and gain the pricing flexibility to compete more effectively with the Company. The ability of a deregulated PTT to compete on the basis of greater size and resources and long-standing relationships with customers in its own country could have a material adverse effect on the Company's business, financial condition or results of operations.

        The large U.S. long-distance carriers have, in the past, been reluctant to compete directly with the PTTs by entering the international call reorigination business and attempting to capture significant market share of the domestic customers of the incumbent foreign PTTs. However, there can be no assurance that other large carriers will not enter the call reorigination industry. Because of their ability to compete on the basis of superior financial and technical resources, the entry of AT&T or any other large U.S. long-distance carrier into the international call reorigination business could have a material adverse effect on the Company's business, financial condition or results of operations. Also, the FCC's approval of call reorigination services where no foreign country proscribes it is likely to stimulate additional entry by small carriers who might target the same customer base as the Company does, which could have a material adverse effect on the Company's business, financial condition or results of operations.

        Competition for customers in the telecommunication markets the Company competes in is primarily on the basis of price and, to a lesser extent, on the basis of the type and quality of service offered. Increased competition could force the Company to reduce its prices and profit margins if the Company's competitors are able to procure rates or enter into service agreements comparable to or better than those the Company obtains, or to offer other incentives to existing and potential customers. Similarly, the Company has no control over the prices set by its competitors in the long-distance resale carrier-to-carrier market. The Company could also face significant pricing pressure if it experiences a decrease in its market share of international long-distance traffic, as the Company's ability to obtain favorable rates and tariffs depends, in large part, on the volume of international long-distance call traffic the Company can generate for third-party IXCs. There is no guarantee that the Company will be able to maintain the volume of domestic and international long-distance traffic necessary to obtain favorable rates and tariffs. Although the Company has no reason to believe that its competitors will pursue directly aggressive pricing policies that could adversely affect the Company, there can be no assurance that such price competition will not occur or that the Company will be able to compete successfully in the future. In addition, the Company is aware that its ability to market its carrier services depends upon the existence of spreads between the rates offered by the Company and those offered by the IXCs with whom it competes as well as those from whom it obtains service. A decrease in such spreads could have a material adverse effect on the Company's business, financial condition or results of operations.

  Internet Access

        The Company's current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, operational, marketing and other resources and experience than the Company. The Company's Internet access business competes or expects to compete directly or indirectly with the following categories of companies: (i) other national and regional commercial Internet access providers, such as Netcom On-Line Communications Services, Inc. ("NETCOM"), and PSI; (ii) established on-line services companies that offer Internet access, such as American Online, Inc. ("AOL"), CompuServe Corp. ("CompuServe") and Prodigy Services Company ("Prodigy"); (iii) software and technology companies such as Microsoft Corporation ("Microsoft"); (iv) national long-distance telecommunications carriers, such as AT&T, MCI, and Sprint; (v) RBOCs; (vi) cable television operators, such as Comcast Corporation ("Comcast"), Tele-Communications, Inc. ("TCI") and Time Warner Inc. ("Time Warner"); (vii) nonprofit or educational Internet service providers; and (viii) newly licensed providers of spectrum-based wireless data services.

        Many of the established on-line services companies and telecommunications companies, such as AT&T and RBOCs, have begun to offer or announced plans to offer expanded Internet access services. The Company expects that all of the major on-line services companies will eventually compete fully in the Internet access market. In addition, the Company believes that new competitors, including large computer hardware and software, cable, media, wireless, and wireline telecommunications companies such as the RBOCs, will enter the Internet access market, resulting in even greater competition for the Company. The ability of these competitors or others to bundle services and products not offered by the Company with Internet access services could place the Company at a significant competitive disadvantage. In addition, certain of the Company's competitors that are telecommunications companies may be able to offer customers reduced communications charges in connection with their Internet access services or other incentives, reducing the overall cost of their Internet access solution and increasing price pressures on the Company. This price competition could reduce the average selling price of the Company's services. In addition, increased competition for new subscribers could result in increased sales and marketing expenses and related subscriber acquisition costs, which could materially adversely affect the Company's profitability. There can be no assurance that the Company will be able to offset the effects of any such price reductions or incentives with an increase in the number of its customers, higher revenue from enhanced services, cost reductions or otherwise.

        Competition is also expected to increase in overseas markets, where Internet access services are just beginning to be introduced. There can be no assurance that the Company will be able to increase its presence in the overseas markets it presently serves, or to enter other overseas markets. There can be no assurance that the Company will be able to obtain the capital required to finance such continued expansion. In addition, there can be no assurance that the Company will be able to obtain the permits and operating licenses required for it to operate, hire and train employees or market, sell and deliver services in foreign countries. Further, entry into foreign markets will result in competition from companies that may have long-standing relationships with or possess a better understanding of their local markets, regulatory authorities, customers and suppliers. There can be no assurance that the Company can obtain similar levels of local knowledge, and failure to obtain that knowledge could place the Company at a serious competitive disadvantage. To the extent the ability to provide access to locations and services overseas becomes a competitive advantage in the Internet access industry, failure of the Company to penetrate overseas markets or to increase its presence in the overseas markets it presently serves may result in the Company being at a competitive disadvantage relative to other Internet access providers.

        The Company believes that its ability to compete successfully in the Internet access market depends upon a number of factors, including: market presence; the adequacy of the Company's customer support services; the capacity, reliability and security of its network infrastructure; the ease of access to and navigation of the Internet; the pricing policies of its competitors and suppliers; regulatory price requirements for interconnection to and use of existing local exchange networks by Internet services; the timing of introductions of new products and services by the Company and its competitors; the Company's ability to support existing and emerging industry standards; and trends within the industry as well as the general economy. There can be no assurance that the Company will have the financial resources, technical expertise or marketing and support capabilities to continue to compete successfully in the Internet access market.

  Internet Telephony

        Numerous companies have entered the Internet telephony market in the past year and a half and have established their Internet telephony products in the marketplace before the Company's August 1996 introduction of its Net2Phone service and imminent release of Net2Phone Direct. Most of the current Internet telephony products enable voice communications over the Internet between two parties simultaneously connected to the Internet via multimedia-equipped personal computers, where both parties are using identical Internet telephony software products. These products include Internet Phone form VocalTec Ltd. ("VocalTec"), WebPhone from QuarterDeck Corporation ("QuarterDeck") and NetMeeting from Microsoft. Recently, Intel Corporation announced a new technology aimed at standardizing and improving the compatibility of the various Internet telephony software products, enabling customers of different Internet telephony software products to communicate with one another over the Internet. Furthermore, a number of companies including Dialogic Corp. ("Dialogic") and Northern Telecom Limited ("Northern Telecom") have developed or announced their intentions to offer server-based products which are expected to allow communications over the Internet between parties using a personal computer and regular telephone and between two parties using telephones where both parties have these specialized servers at both ends of the call. While the Company's Net2Phone and Net2Phone Direct services differ from the above mentioned products in that they allow PC-to-telephone and phone-to-phone communications over the Internet, with the Internet transmission service connected to the public switched telephone network at centralized switching platforms owned by the Company, and where users of the service are billed on a per-minute basis, there can be no assurance that the Company will be able to successfully compete in the developing Internet telephony market. Although Internet telephony continues to be an area of intense focus from various Internet software providers, traditional telephone service companies and telephone equipment manufacturers, there can be no assurance that Internet telephony will gain market acceptance or prove to be a viable alternative to traditional telephone service. Many international telephone callers, accustomed to the convenience and quality of phone-to-phone international calling via traditional circuit switch telephone networks, may not switch to Internet telephony services notwithstanding the potential cost savings.

Regulation

Telecommunications

        While the domestic interstate long-distance business is generally not subject to substantial regulation, domestic intrastate service is subject to regulation that varies by state and can be substantial. The call reorigination business, by virtue of its international nature, is subject to the jurisdiction of foreign governments, some of which limit or prohibit the Company's services. The FCC has imposed certain restrictions on international call reorigination providers such as IDT, including the requirement that licensees provide service in a manner consistent with the laws of the countries in which they operate. Local laws and regulations differ significantly among the foreign jurisdictions in which the Company operates, and the interpretation and enforcement of such laws and regulations vary and are often based on the informal views of the local government ministries which, in some cases, are subject to influence by the local PTTs. Accordingly, in certain of the Company's principal existing and target markets, there are laws and regulations that either prohibit or limit, or could be used to prohibit or limit, certain services the Company markets. The Company provides its services to the maximum extent it believes permissible under applicable local laws and regulations. Where such services are found to be not in compliance with local laws and regulations, the Company seeks to comply with such laws and regulations or ceases to market such services. There can be no assurance that a portion of the services the Company markets and provides will not be or will not continue to be prohibited in certain jurisdictions.

        There can be no assurance that the Company has accurately predicted or will accurately predict the interpretation of applicable laws and regulations or regulatory and enforcement trends in state, federal and foreign jurisdictions or will be found to be in compliance with all such laws and regulations. Failure to predict accurately the enforcement of applicable laws and regulations in particular jurisdictions, or incorrect interpretation of applicable laws and regulations, could cause IDT to lose, or be unable to obtain, regulatory approvals necessary for it to be able to provide certain of its services in such jurisdictions or to use certain of its transmission methods and could have monetary penalties imposed against the Company that could be significant. In addition, IDT's license (the "Section 214 License") under Section 214 of the Communications Act ("Section 214") requires the Company to comply with the laws of the countries in which it operates. If the Company is found to have violated the laws of a country in which it operates, the FCC may impose monetary fines and penalties, including the rescission of the Company's Section 214 License. Although FCC rescission of IDT's grant of authority is unlikely, such action would have a material adverse effect on the Company's business of 1996.

        The Telecommunications Act of 1996 (the "1996 Telecommunications Act") substantially alters the regulatory framework for the telecommunications industry for domestic and U.S. international telecommunications services. The Company cannot predict the ultimate effects of this legislation or the outcome of the FCC rulemakings required by the 1996 Telecommunications Act. The legislation does not impose substantial regulatory burdens on the Company's international call reorigination, Internet access or domestic interstate telecommunications operations. However, depending on the outcome of FCC rulemakings required by the 1996 Telecommunications Act, the Company could be subjected to additional regulatory requirements, including that it contribute some portion of its telecommunications revenues to subsidy mechanisms for universal service. In addition, the legislation could result in increased competition and affect interconnections and costs. If the Company cannot market and support the services it presently provides due to the application of laws and regulations that prohibit such services or due to failure to receive or retain formal or informal approvals for such services or for whatever other reason related to regulatory compliance or the lack thereof, the Company's business could be materially adversely affected. There can be no assurance that any number of the services or transmission methods the Company markets and supports will not be prohibited in its current and proposed markets. Depending upon the countries in which such prohibition occurs, there could be a material adverse effect on the Company's business, financial condition or results of operations.

        The regulatory framework in certain geographic regions in which the Company operates is briefly discussed below.

  Europe.

        In June 1990, the European Commission issued a Directive on Competition in the Markets for Telecommunications Services (the "Directive") which required European Union ("EU") Member States by 1991 to open their markets for all telecommunications services with the exception of mobile, satellite, telex and "voice telephony" services. The effect of the Directive was to permit competitive entry into markets for the value-added services and voice services to closed user groups that fall outside the Directive's definition of "voice telephony." Differing interpretations of the Directive and the delayed enactment of implementation legislation in Italy and Greece have created regulatory uncertainty regarding entry into these markets.

        In July 1993, the Council of Telecommunications Ministers of the EU (the "Council") adopted a resolution supporting open markets for all public voice telephony services in the EU by January 1, 1998. Extensions of up to five years beyond that date are available for Spain, Ireland, Greece and Portugal. Spain has since confirmed its commitment to the 1998 timetable. In December 1994, the Council adopted a second resolution expanding the principle of general liberalization by January 1, 1998 to cover infrastructure. These two resolutions have no legally binding effect without country-specific legislation to liberalize voice telephone services within the deadlines envisioned.

        The European Commission issued a report on April 4, 1995 concerning the status and implementation of the Directive and taking a narrow view of the services which can remain closed to competition. In the report, the European Commission states that where negotiation with a member state does not lead to implementation of the Directive within a reasonable period, the European Commission is obliged to resort to the use of formal procedures under the Treaty of Rome to compel implementation. At present, the European Commission has brought formal procedures against Italy and Greece for failing to notify details of all necessary national legislation to implement the Directive, and Germany and Spain for failing to correctly apply the requirements of the Directive.

  United States.

        The U.S. telecommunications industry is subject to regulation by the FCC and various state regulatory agencies. Pursuant to Section 214, the FCC requires a company to make application to, and receive authorization from, the FCC to provide international service to U.S. points. The FCC requires a 214 licensee to provide services "in a manner that is consistent with the laws of countries in which [it] operates." If the FCC finds that the Company has violated the terms of its

Section 214 License, it could impose a variety of sanctions on the Company, including fines or the revocation of its Section 214 License, the latter of which is usually imposed only in the case of serious violations. Such sanctions could have a material adverse effect on the Company's business, financial condition or results of operations.

        IDT's ability to provide international switched service to points in the U.S. is limited by the terms of the Section 214 License granted to the company by the FCC. The Company's current authorization is limited to (i) the provision of international switched service via the resale of other carriers' international switched service; (ii) the provision of international private line service via the resale of other carriers' international private line services; and (iii) the provision of international switched service via the resale of international private line services, but only to countries which the FCC finds offer "equivalent" resale opportunities to U.S. carriers. Currently the FCC has approved only the United Kingdom, Canada and Sweden as "equivalent." The Company cannot use any of its international leased lines to provide call reorigination or any other switched international services to countries other than the UK, Canada and Sweden until the FCC finds other countries "equivalent." There can be no assurance that the FCC will find equivalence in other countries or when such determinations will be made.

        The Company's services between U.S. points are regulated by the FCC and state commissions. If the FCC or state regulators find that the Company was engaging in activities that required authorizations which the Company currently does not hold or violated the regulatory requirements established by the relevant commissions, the FCC or state regulators could impose financial penalties and order the Company to comply with the applicable regulations or cease doing business. Such penalties or action could have a material adverse effect on the Company's business, financial condition or results of operations.

        Moreover, the Company uses LEC networks to connect its Internet customers to its POPs. Under current federal and state regulations, the Company and its Internet customers pay no charges for this use of the LECs' networks other than the flat-rate, monthly service charges that apply to basic telephone service. The LECs have asked the FCC to change its rules and require Internet access providers to pay additional, per minute charges for their use of local networks. Per minute access charges could significantly increase the Company's costs of doing business and could, therefore, have a material adverse effect on the Company's business, financial condition or results of operations. The FCC is considering whether to propose such rule changes in a formal rulemaking proceeding scheduled to begin November 26, 1996.

  Other Overseas Markets.

        The Company is subject to the regulatory regimes in each of the countries in which it conducts business. Local regulations range from permissive to restrictive, depending upon the country. In the past, the Company has experienced problems in certain countries and has, in certain instances, modified or terminated its services to comply with local regulatory requirements.

Internet

        Data network access providers are generally not regulated under the laws and regulations governing the telecommunications industry. Accordingly, except for regulations governing the ability of the Company to disclose the contents of communications by its customers, no state or federal regulations currently exists pertaining to the pricing, service characteristics or capabilities, geographic distribution or quality control features of Internet access services. The Company cannot predict the impact that future regulation or regulatory changes, if any, may have on its Internet access business.

        The 1996 Telecommunications Act imposes criminal liability on persons sending or displaying in a manner available to minors indecent material on an interactive computer service such as the Internet. The 1996 Telecommunications Act also imposes criminal liability on an entity knowingly permitting facilities under its control to be used for such activities. Entities solely providing access to facilities not under their control are exempted from liability, as are service providers that take good faith, reasonable, effective and appropriate actions to restrict access by minors to the prohibited communications. The constitutionality of these provisions has been successfully challenged in federal appellate court, and the interpretation and enforcement of them is uncertain. The Act may decrease demand for Internet access, chill the development of Internet content, or have other adverse effects on Internet access providers such as the Company. In addition, in light of the uncertainty attached to interpretation and application of this law, there can be no assurances that the Company would not have to modify its operations to comply with the statute, including prohibiting users from maintaining home pages on the WWW, and increasing its control over the Genie Interactive content.

Internet Telephony

        The Company knows of no U.S. or foreign laws or regulations specifically regulating voice communications over the Internet. However, an association of domestic phone carriers (ACTA) filed a petition on March 4, 1996 with the FCC asking the FCC to regulate voice communications over the Internet. The FCC has not yet taken any action in response. However, the State Commissions and the FCC could conclude that Internet telephony providers are subject to the same regulatory requirements as telephony providers who use more traditional network services. If the FCC or a state commission decides to regulate Internet telephony, there can be no assurance that any such regulation will not materially adversely affect the Company's business, financial condition or results of operations.


Intellectual Property

        The Company's success and ability to compete is dependent in part upon its technology, although the Company believes that its success is more dependent upon its technical expertise than its proprietary rights. The Company relies on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions to establish and protect its technology. The Company does not have any issued patents or registered copyrights, although it has registered trademarks in connection with the Genie services and other pending applications for a patent and certain trademarks. The Company requires employees and consultants to execute confidentiality agreements upon the commencement of their relationships with the Company. These agreements provide that confidential information developed or made known during the course of a relationship with the Company is to be kept confidential and not disclosed to third parties except in specific circumstances. There can be no assurance that the steps taken by the Company will be adequate to prevent misappropriation of its technology or other proprietary rights or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. In addition, there can be no assurance that licenses for any intellectual property that might be required by the Company for it to provide its services or products would be available on reasonable terms, if at all.

        The Company owns a trademark registrations for the mark GENIE. In addition, the Company has applications pending with respect to the registration of the service marks IDT, IDT together with the Company's logo, INTERNET NEWS NETWORK, PHONE BACK, NET2PHONE, N2P, KIDZWEB, BIZWEB and SUPERWEB. In addition, the Company has applied for a patent in connection with its development of the systems and methodology comprising the technologies underlying Net2Phone. There can be no assurance that Net2Phone will gain market acceptance or that the Company's competitors will not develop the ability to provide similar or better services. In addition, there can be no assurance that the Company's patent application relating to the systems and methodology comprising the technologies underlying Net2Phone will result in any patent being issued or that, if issued, any patent will provide protection against competitive technology or will be held valid and enforceable if challenged, or that the Company's competitors would not be able to design around such patent; nor can there be any assurance that others will not obtain patents that the Company would need to license or circumvent to practice its patent. See "Risk Factors-Dependence on Technological Development."


Employees

        As of July 31, 1996, the Company had 485 full-time employees, including approximately 130 in technical support and customer service, 117 in sales and marketing, 58 on the technical staff, 126 in general operations and 54 in management and finance. The Company believes that its relations with its employees are good. None of the Company's employees is represented by a labor union or covered by a collective bargaining agreement and the Company has never experienced a work stoppage.

                                  RISK FACTORS

        Forward-looking Statements. This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, among other things, the Company's plans to implement its growth strategy, improve its financial performance, expand its infrastructure, develop new products and services, expand its sales force, expand its customer base and enter international markets. Such forward-looking statements also include the Company's expectations concerning factors affecting the markets for its products, such as demand for long-distance telecommunications, Internet access and on-line and Internet telephony services. Actual results could differ from those projected in any forward-looking statements for the reasons detailed in the "Risk Factors" below as well as in other sections of this Report on Form 10-K. The forward-looking statements are made as of the date of this Report on Form 10-K, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. You should consult the risk factors listed from time to time in the Company's Reports on Form 10-Q, 8-K, 10-K and Annual Report to Stockholders.


Limited Operating History; Operating Losses; Fluctuations in Operating Results

        The Company commenced operations in August 1990 as one of the first providers of international call reorigination, or call-back services and entered the Internet access business in February 1994. Accordingly, the Company has only a limited operating history upon which an evaluation of it and its prospects can be based. Although the Company has experienced substantial revenue growth since its incorporation, it has incurred losses of approximately $300,000, $2.1 million and $15.6 million in the fiscal year ended July 31, 1994 ("Fiscal 1994"), Fiscal 1995 and Fiscal 1996, respectively. As of July 31, 1996, the Company had an accumulated deficit of approximately $18.1 million. The Company's current focus is on expanding its network infrastructure to achieve economies of scale, improve network performance, and enable the Company to expand its geographic reach for potential telecommunications and Internet subscribers. Consequently, the Company continues to make capital expenditures and incur additional operating costs to hire additional personnel and increase its expenses related to product development, marketing, network infrastructure, technical resources and customer support. The pursuit of such objectives can be expected to have an adverse impact on the Company's profit margins for at least the near-term and until the Company can increase its customer bases sufficiently to recover the costs of such expansions. In addition, an acceleration in the growth of the Company's subscriber bases or changes in usage patterns among subscribers may also increase costs as a percentage of revenues. As a result, the Company expects that it will continue to incur net losses at least through the fiscal year July 31, 1997 ("Fiscal 1997"). There can be no assurance that revenue growth will continue or that the Company will be profitable in Fiscal 1998 or will at any time in the future achieve or sustain profitability.

        The Company's quarterly operating results have fluctuated in the past as the Company's business has evolved and may fluctuate significantly in the future as a result of a variety of factors, some of which are outside of the Company's control. These factors include general economic conditions, acceptance and use of the Internet, user demand for long-distance telecommunications services, capital expenditures and other costs relating to the expansion of operations, the timing and costs of any acquisitions of technologies or businesses, government regulation, the timing of new product announcements by the Company or its competitors, changes in pricing strategies by the Company or its competitors, changes in the mix of services sold by the Company market availability and acceptance of new and enhanced versions of the Company's or its competitors' products and services and the rates of new subscriber acquisition and retention. These factors could also have a material adverse effect on the Company's business, financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Quarterly Results of Operations."

Risks of Expansion and Implementation of Growth Strategy

        The Company's rapid growth and expansion into new businesses have placed, and may continue to place, a strain on the Company's management, administrative, operational, financial and technical resources and increased demands on its systems and controls. Demands on the Company's network resources and technical staff and resources have grown rapidly with the Company's expanding customer bases, and the Company has in the past experienced difficulties satisfying the demand for its services. The Company has experienced delays in shipping the Company's software, resulting in billing subscribers in advance of software receipt, and from time to time, subscribers have experienced significant delays both in accessing the Internet through the Company's modems and in contacting, and in receiving responses from, the Company's customer and technical support personnel. In certain situations, these events have created customer relations issues for the Company and resulted in cancellations of subscriptions. There can be no assurance that the Company's improved technical staff and resources will be adequate to facilitate the Company's growth. A failure to effectively provide customer and technical support services will affect adversely the Company's ability to attract and maintain its customer base. The Company expects to experience continued strain on its operational systems as it develops, operates and maintains its network. Expected increases in the Company's telecommunications customer and Internet subscriber bases will produce increased demands on its sales, marketing and administrative resources, its engineering and technical resources, and its customer and technical support resources, as well as on its switching and routing capabilities and network infrastructure. As of July 31, 1995 and July 31, 1996, the Company had 96 and 462 employees, respectively. The Company believes that it will need, both in the short-term and the long-term, to hire additional sales and marketing and technical personnel as well as qualified administrative and management personnel in the accounting and finance areas to manage its financial control systems. Although the Company has hired additional personnel and upgraded certain of its systems, there can be no assurance that the Company's administrative, operating and financial control systems, infrastructure, personnel and facilities will be adequate to support the Company's future operations or maintain and effectively adapt to future growth.

        There can be no assurance that the Company will be able to install additional POPs, or expand its telecommunications infrastructure, add services, expand its customer bases and geographical markets or implement the other features of its business strategy at the rate or to the extent presently planned. There can be no assurance that IDT's business strategy will be successful. The Company's ability to continue to grow may be affected by various factors, many of which are not within the Company's control, including U.S. and foreign regulation of the telecommunications and Internet industries, competition and technological developments. Part of the Company's growth strategy is dependent upon the continued deregulation of foreign telecommunications markets. There can be no assurance that such deregulation will occur when or to the extent anticipated. The effect of foreign deregulation on the Company is also uncertain. While the Company expects that deregulation will give rise to new opportunities, the increase in competition expected to result from deregulation could cause the Company's call reorigination business to suffer and could have other material adverse effects on the business, financial condition or results of operations of the Company. The inability to continue to upgrade the networking systems or the operating and financial control systems, the inability to recruit and hire necessary personnel or the emergence of unexpected expansion difficulties could have a material adverse effect on the Company's business, financial condition or results of operations.


Increasing Competition

        The markets in which the Company operates are extremely competitive and can be significantly influenced by the marketing and pricing decisions of the larger industry participants. There are no substantial barriers to entry in either the Internet access or any of the telecommunications markets in which the Company competes. The Company expects competition in these markets to intensify in the future.

  Telecommunications

        Currently, the Company competes with (i) IXCs engaged in the provision of long-distance access and other long-distance resellers and providers including large carriers such as AT&T, MCI, Sprint, and WorldCom, (ii) foreign PTTs, (iii) other marketers of international long-distance and call reorigination services such as Viatel, Kallback, and RSL Communications, (iv) wholesale providers of international long distance services such as Pacific Gateway, (v) alliances for providing wholesale carrier services such as "Global One" (Sprint, Deutsche Telekom, and France Telecom), "Concert" (British Telecom and MCI) and Uniworld (AT&T and Unisource -- Telecom Netherlands, Telia AB, Swiss Telecom PTT and Telefonica de Espana S.A.), (vi) new entrants to the long distance market such as the RBOCs in the United States, who have entered or have announced plans to enter the U.S. interstate long-distance market pursuant to recent legislation authorizing such entry, and utilities such as RWE in Germany, and (vii) small resellers and facility-based IXCs. Moreover, some of the Company's competitors have announced business plans similar to the Company's regarding the expansion of telecommunications networks into Europe. Many of the Company's competitors are significantly larger and have substantially greater market presence and financial, technical, operational, marketing and other resources and experience than the Company.

        Because of their close ties to their national regulatory authorities, foreign government-owned PTTs can directly pressure the Company in their home countries by influencing regulatory authorities to outlaw the provision of call reorigination services or by blocking access to the call reorigination services the Company markets. Similar pressure can be applied by newly-privatized former PTTs and other home country competitors in nations that have eliminated government ownership of the PTT. Although the Company has not suffered a material adverse effect due to anti-competitive behavior on the part of the PTTs (or former PTTs) to date, there can be no assurance that such behavior will not in the future cause a material adverse effect on the Company's business, financial condition or results of operations. With the increasing privatization of international telecommunications in foreign countries, PTTs may increasingly become deregulated and free to compete more effectively with the Company at competitive rates. Deregulation in foreign countries also could result in competition from other service providers with large, established customer bases and close ties to governmental authorities in their home countries. Deregulation and increased competition in foreign markets could cause prices for direct-dial international calls to decrease so much that customers are no longer willing to use the Company's international call reorigination services. The ability of a deregulated PTT or another home country service provider to compete on the basis of greater size and resources, pricing flexibility and long-standing relationships with customers in its own country could have a material adverse effect on the Company's business, financial condition or results of operations.

        The large U.S. long-distance carriers have, in the past, been reluctant to compete directly with the PTTs by entering the international call reorigination business and attempting to capture significant market share of the domestic customers of the incumbent overseas PTTs. However, there can be no assurance that other large carriers will not enter the call reorigination industry. Because of their ability to compete on the basis of superior financial and technical resources, the entry of AT&T or any other large U.S. long-distance carrier into the international call reorigination business could have a material adverse effect on the Company's business, financial condition or results of operations. Also, the FCC's approval of call reorigination services where no foreign country proscribes it is likely to stimulate additional entry by small carriers who might target the same customer base as the Company does, which could have a material adverse effect on the Company's business, financial condition or results of operations.

        Competition for customers in the telecommunication markets the Company competes in is primarily on the basis of price and, to a lesser extent, on the basis of the type and quality of service offered. Increased competition could force the Company to reduce its prices and profit margins if the Company's competitors are able to procure rates or enter into service agreements comparable to or better than those the Company obtains or markets or are able to offer other incentives to existing and potential customers. Similarly, the Company has no control over the prices set by its competitors in the long-distance resale market. The Company could also face significant pricing pressure if it experiences a decrease in its market share of international long-distance traffic because the Company's ability to obtain favorable rates and tariffs from its carrier suppliers depends, in large part, on the Company's total volume of long-distance traffic. There is no guarantee that the Company will be able to maintain the volume of domestic and international long-distance traffic necessary to obtain favorable rates and tariffs. The Company is aware that its ability to market its long-distance resale services depends upon the existence of spreads between the rates offered by the Company and those offered by the IXCs with whom it competes as well as those from whom it obtains service. A decrease in such spreads or price competition in the Company's markets could have a material adverse effect on the Company's business, financial condition or results of operations. See "Risk Factors - Dependence on Others" and "Business-Competition."

  Internet Access

        The Company's current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, operational, marketing and other resources and experience than the Company. The Company's Internet access business competes or expects to compete directly or indirectly with the following categories of companies: (i) other national and regional commercial Internet access providers, such as NETCOM and PSI; (ii) established on-line services companies that currently offer or are expected to offer Internet access, such as AOL, CompuServe, and Prodigy; (iii) computer hardware and software and other technology companies, such as Microsoft; (iv) national long-distance telecommunications carriers, such as AT&T, MCI, and Sprint; (v) RBOCs; (vi) cable television system operators, such as Comcast, TCI, and Time Warner; (vii) nonprofit or educational ISPs; and
(viii) newly-licensed providers of spectrum-based wireless data services. See "Business-Competition."

        Many of the established on-line services companies and telecommunications companies, such as AT&T and the RBOCs, have begun to offer or announced plans to offer expanded Internet access services. The Company expects that all of the major on-line services companies will eventually compete fully in the Internet access market. In addition, the Company believes that new competitors, including large computer hardware and software, cable, media, wireless, and wireline telecommunications companies, will enter the Internet access market, resulting in even greater competition for the Company. The ability of these competitors or others to bundle with Internet access services other services and products not offered by the Company could place the Company at a significant competitive disadvantage. In addition, certain of the Company's competitors that are telecommunications companies may be able to provide customers with reduced communications costs in connection with their Internet access services or other incentives, reducing the overall cost of their Internet access solution and significantly increasing price pressures on the Company. This price competition could result in significant reductions in the average selling price of the Company's services. In addition, increased competition for new subscribers could result in increased sales and marketing expenses and related subscriber acquisition costs, which could materially adversely affect the Company's profitability. There can be no assurance that the Company will be able to offset the effects of any such price reductions or incentives with an increase in the number of its customers, higher revenue from enhanced services, cost reductions or otherwise.

        Moreover, the Company uses LEC networks to connect its Internet customers to its POPs. Under current federal and state regulations, the Company and its Internet customers pay no charges for this use of the LECs' networks other than the flat-rated, monthly service charges that apply to basic telephone service. LECs have asked the FCC to change its rules and require Internet access providers to pay additional, per minute charges for their use of local networks. Per minute access charges could significantly increase the Company's costs of doing business and could, therefore, have a material adverse effect on the Company's competitive position and on its business, financial condition or results of operations. The FCC is currently considering whether to propose such rule changes.

        Competition is also expected to focus increasingly on overseas markets, where Internet access services are just beginning to be introduced. The Company does not currently plan to increase its Internet access services outside the United States. To the extent the ability to provide access to locations and services overseas becomes a competitive advantage in the Internet access industry, failure of the Company to penetrate overseas markets or to increase its presence in the few overseas markets it presently serves may result in the Company being at a competitive disadvantage relative to other Internet access providers.

        The Company believes that its ability to compete successfully in the Internet access market depends upon a number of factors, including: market presence; the adequacy of the Company's customer support services; the capacity, reliability and security of its network infrastructure; the ease of access to and navigation of the Internet; the pricing policies of its competitors and suppliers; regulatory price requirements for interconnection to and use of existing local exchange networks by Internet services; the timing of introductions of new products and services by the Company and its competitors; the Company's ability to support existing and emerging industry standards; and trends within the industry as well as the general economy. There can be no assurance that the Company will have the financial resources, technical expertise or marketing and support capabilities to continue to compete successfully in the Internet access market.

  Internet Telephony

        In August 1996, the Company began offering the first commercial telephone service to bridge line calls between personal computers and regular telephones via the Internet, and to charge on a per minute basis. Through the Company's Net2Phone service, customers can place calls from sound-equipped computers and have the calls terminate at regular telephones, with no requirement of specialized equipment at the receiving telephone.

        Numerous companies have entered the Internet telephony market in the past year and a half and had established their Internet telephony products in the marketplace before the Company's introduction of its Net2Phone service. Most of the current Internet telephony products enable voice communications over the Internet between two parties simultaneously connected to the Internet via multimedia-equipped personal computers, where both parties are using identical Internet telephony software products. These products include Internet Phone from VocalTec, WebPhone from QuarterDeck and NetMeeting from Microsoft. Recently, Intel Corporation announced a new technology aimed at standardizing and improving the compatibility of the various Internet telephony software products, enabling customers of different Internet telephony software products to communicate with one another over the Internet. Furthermore, a number of companies including Northern Telecom and Dialogic have announced server-based products and switches which are expected to allow communications over the Internet between parties using a personal computer and regular telephone and between two parties using telephones where both parties have these specialized servers at both ends of the call. There can be no assurance that other large companies will not enter the market as suppliers of Internet telephony services or equipment or that the Company's competitors in this market will not introduce Internet telephony products that permit termination of the call at a standard telephone as does Net2Phone. There can be no assurances that the Company will be able to successfully compete in the developing Internet telephony market. Although Internet telephony continues to be an area of intense focus of various Internet software providers, traditional telephone service companies and telephone equipment manufacturers, there can be no assurance that Internet telephony will gain market acceptance or prove to be a viable alternative to traditional telephone service. Many international telephone callers, accustomed to the convenience and quality of phone-to-phone international calling, may not switch to Internet telephony services notwithstanding the potential cost savings.


Dependence on Others

        The Company is dependent on third-party suppliers of network transmission services for many of its services and generally does not have long-term contracts with its suppliers. Certain of these suppliers are or may become competitors of the Company, and such suppliers generally are not subject to restrictions upon their ability to compete with the Company. To the extent that any of these suppliers raise their rates or change their pricing structure, the Company may be adversely affected. Also, the Company faces the risk that there will be a disruption in the service provided by these suppliers, and can give no assurance that there will not be a significant disruption in such service in the future, causing a disruption in the services provided by the Company to its customers. The Company is dependent upon WorldCom and MFS Communications Company, Inc. ("MFS") which are the primary providers to the Company of leased-line network capacity and data communications facilities, and lease to the Company physical space for switches, modems and other equipment. If these suppliers are unable to expand their networks or unwilling to provide or expand their current level of service to the Company in the future, the Company's operations could be adversely affected. The Company is also dependent upon the LECs and MFS to provide telecommunications services to the Company's customers. Although certain leased data communications services are currently available from several alternative suppliers, including, for example, AT&T, MCI, and Sprint, there can be no assurance that the Company could obtain substitute services from other suppliers at reasonable or comparable terms and prices or in a timely fashion.

        The Company's ability to compete in the long-distance telecommunications market depends, in part, on its ability to procure advantageous rates from other IXCs, and on the ability of such IXCs to carry the calls the Company routes to their networks. If the Company, as a result of a termination of its relationship with an IXC or an IXC's inability to carry traffic routed to it, routed the traffic to another IXC providing service at a less advantageous rate, or with lesser quality, there could be an adverse effect on the Company's profit margins and network service quality. Such harm to the Company's profit margins and service quality could in turn have an adverse effect on the Company's results of operations and its ability to prevent subscription cancellation. Similarly, if the facility-based providers whose services the Company resells were unable to sell such services to the Company, there could be a material adverse effect on the Company's business, financial condition, or results of operations.

        IDT also depends on other companies to provide Internet access in areas not serviced by the Company's POPs. The Company depends upon the continued viability and financial stability of PSI, other alliance partners and other suppliers as well as on the performance of their networks. If a material number of such networks were to suffer operational problems or failure, or were unable to expand to satisfy customer demand, there could be a material adverse effect on the Company.

The Company has from time to time experienced delays in the timely connection of customer accounts to the Internet by suppliers other than PSI. If a material number of suppliers other than PSI fail to serve accounts on a timely basis or are unable to serve accounts generated by the Company's growth, there could be a loss of customers which may have a material adverse effect on the Company's business, financial condition or results of operations.

        The Company currently is dependent on software licensed from Netscape Communications Corp. ("Netscape") for the front end software for its Internet access services. Under its non-exclusive agreement with Netscape (the "Netscape Agreement"), the Company can use and reproduce certain Netscape products, and distribute such products to distributors and end users in conjunction with IDT configuration software. The Company has experienced difficulty in integrating third party software into the Company's Internet software. The occurrence of operating difficulties in connection with Netscape software could deter customers from using the Company's Internet services. If another software challenges Netscape's market position and the Company is unable to provide such software to its customers or the Company continues to experience difficulty integrating Netscape software into the Company's Internet services, there could be a material adverse effect on the Company's business, financial condition or results of operations.

        The Company is dependent on certain third-party suppliers of equipment and hardware components, including, for example, Northern Telecom, Excel Communications, Inc., and Ascend Communications, Inc. A failure by a supplier to deliver quality services or products on a timely basis, or the inability to develop alternative sources if and as required, could result in delays which could have a material adverse effect on the Company.

        In addition, the Company is dependent on its independent sales representatives, particularly in key foreign markets. Most of the Company's independent sales representatives also sell services or products of other companies. There can be no assurance that the Company's sales representatives will devote sufficient efforts to promoting and selling the Company's services.


Dependence on Key Personnel

        The Company is highly dependent on the technical and management skills of its key employees, including technical, sales, marketing, financial and executive personnel, and on its ability to identify, hire and retain qualified personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to retain existing personnel or identify or hire additional personnel. In particular, the Company is highly dependent on the services of Howard S. Jonas, its Chief Executive Officer, Chairman of the Board and founder, and Howard S. Balter, its Chief Operating Officer and Vice Chairman of the Board. The loss of either Mr. Jonas's or Mr. Balter's services could have a material adverse effect on the Company's business, financial condition or results of operations.


Rapid Technological Development; Proprietary Rights

        The markets the Company services are characterized by rapidly changing technology, evolving industry standards, emerging competition and the frequent introduction of new services, software and other products. The Company's success is dependent in part upon its ability to enhance existing products, software and services and to develop new products, software and services that meet changing customer requirements on a timely and cost-effective basis. There can be no assurance that the Company can successfully identify new opportunities and develop and bring new products, software and services to market in a timely and cost-effective manner, or that products, software, services or technologies developed by others will not render the Company's products, software, services or technologies noncompetitive or obsolete. In addition, there can be no assurance that products, software or service developments or enhancements introduced by the Company will achieve or sustain market acceptance or be able to effectively address the compatibility and inoperability issues raised by technological changes or new industry standards.

        There can be no assurance that the Company's patent application relating to the systems and methodology comprising the technologies underlying Net2Phone will result in any patent being issued or that, if issued, any patent will provide adequate protection against competitive technology or will be held valid and enforceable if challenged, or that the

Company's competitors would not be able to design around any such patent; nor can there be any assurance that others will not obtain patents that the Company would need to license or circumvent in order to exploit the Company's patent.

        The Company is also at risk to fundamental changes in the technologies for delivering telephone, Internet telephony and Internet access and content provision services. For example, although Internet services currently are accessed primarily by computers through telephone lines, several companies have recently introduced, on an experimental basis, delivery of Internet access services through cable television lines. If the Internet becomes accessible by other methods or if there are advancements in the delivery of telephone services, the Company will need to develop new technology or modify its existing technology to accommodate these developments. The Company's pursuit of these technological advances may require substantial time and expense, and there can be no assurance that the Company will succeed in adapting its businesses to alternate access devices, conduits or other technological developments.

        The Company relies on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions to establish and protect its technology. The Company does not currently have any issued patents or registered copyrights, although it has registered trademarks in connection with the Genie services and other pending applications for certain trademarks. The Company has a policy to require employees and consultants to execute confidentiality and technology ownership agreements upon the commencement of their relationships with the Company. There can be no assurance that the steps taken by the Company will be adequate to prevent misappropriation of its technology or other proprietary rights, or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. There can be no assurance that the Company's trademark applications will result in any trademark registrations, or that, if registered, any registered trademark will be held valid and enforceable if challenged. In addition, there can be no assurance that licenses for any intellectual property that might be required for the Company's services or products would be available on reasonable terms if at all. See "Business-Intellectual Property."

        Although the Company does not believe that its products infringe the proprietary rights of any third parties, and no third parties have asserted patent infringement or other such claims against the Company, there can be no assurance that third parties will not assert such claims against the Company in the future or that any such claims will not be successful. The Company is aware that patents have been granted recently to others on fundamental technologies in the communications, multimedia and Internet telephony areas, and patents may issue which relate to fundamental technologies incorporated in the Company's services and products. Since patent applications in the United States are not publicly disclosed until the patent issues, applications may have been filed which, if issued as patents, could relate to the Company's services. The Company could incur substantial costs and diversion of management resources in defending or pursuing any claims relating to proprietary rights, which could have a material adverse effect on the Company's business, financial condition or results of operations. Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief which could effectively block the Company's ability to provide services in the United States or abroad. Such a judgment could have a material adverse effect on the Company's business, financial condition or results of operations.


Risks of Network Failure

        The success of the Company is largely dependent on its ability to deliver high quality, uninterrupted access to the Internet and low-cost, uninterrupted domestic and international long-distance telephone services. Any system or network failure that causes interruptions in the Company's operations could have a material adverse effect on the business, financial condition or results of operations of the Company. The Company has experienced failures relating to individual POPs and the Company's subscribers have experienced difficulties in accessing, and maintaining connection to, the Internet. The Company at times has experienced failures of its call reorigination switching equipment, which temporarily prevented customers from using IDT's call reorigination services. The Company's operations are dependent on its ability successfully to expand its network and integrate new and emerging technologies and equipment into its network, which are likely to increase the risk of system failure and cause unforeseen strain upon the network. The Company's operations also are dependent on the Company's protection of its hardware and other equipment from damage from natural disasters such as fires, floods, hurricanes, and earthquakes, or other sources of power loss, telecommunications failures or similar occurrences. The Company maintains a substantial portion of its Internet accounts, electronic mail services, and other systems essential to the Company's service offerings at its primary operational facilities in Hackensack, New Jersey. Significant or prolonged system failures, such as were experienced in 1996 by AOL and NETCOM, or difficulties for subscribers in accessing, and maintaining connection with the Internet could damage the reputation of the Company and result in the loss of subscribers. Similarly, significant or prolonged telephone network failures, or difficulties for customers in completing long-distance telephone calls could damage the reputation of the Company and result in the loss of customers. Such damage or losses could have a material adverse effect on the Company's ability to obtain new subscribers and customers, and on the Company's business, financial condition or results of operation.


Risks Associated with International Operations

        In Fiscal 1994, 1995 and 1996, international customers accounted for approximately 59%, 56%, and 23%, respectively, of the Company's total revenues. The Company anticipates that revenues from international customers will continue to account for a significant percentage of its total revenues. In addition, part of the Company's growth strategy is to develop a network switching infrastructure in foreign countries. Therefore, a significant portion of the Company's total revenues as well as a portion of its equipment and other property will be subject to risks associated with international operations, including unexpected changes in legal and regulatory requirements, changes in tariffs, exchange rates and other barriers, political and economic instability, difficulties in accounts receivable collection, longer payment cycles, difficulties in establishing, maintaining and managing independent foreign sales organizations, difficulties in staffing and managing international operations, difficulties in maintaining and repairing equipment abroad, difficulties in protecting the Company's intellectual property overseas, possible confiscation of property and equipment, potentially adverse tax consequences and the regulation of Internet access providers and telecommunications companies by foreign jurisdictions. Although the Company's sales to date have generally been denominated in U.S. dollars, the value of the U.S. dollar in relation to foreign currencies may also adversely affect the Company's sales to international customers as well as the cost of procuring, installing and maintaining equipment abroad. To the extent the Company expands its international operations or changes its pricing practices to denominate prices in foreign currencies, the Company will be exposed to increased risks of currency fluctuation as the Company does not, and has no plans to, engage in hedging activities designed to manage currency fluctuations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business-Sales and Marketing."


New and Uncertain Markets

        Many of the overseas markets in which the Company currently markets long-distance telephone services are undergoing dramatic changes as a result of privatization and deregulation. The European Union has mandated competitive markets for the European telecommunications industry by January 1998 and the various European countries are at different stages of opening their telecommunications markets. As a result of privatization and deregulation, a new competitive environment is emerging in which major European telephone companies, media companies and utilities are entering the telecommunications market and forming new alliances which are radically changing the landscape for domestic and international telephone services. Open markets for telecommunications services are expected to evolve in other parts of the world as well. While the Company is focused on exploiting the imbalances brought about by the often fragmented nature of deregulation, the Company is entering new and often unknown markets and, therefore, is unable to predict how such deregulating markets will evolve and there can be no assurance that changes in the marketplace and new strategic alliances among companies with greater resources than the Company will not adversely affect the Company's ability to continue to offer and sell call reorigination services, its efforts to increase its overseas telecommunications customer base or its ability to recover the cost of building out its international telecommunications switching infrastructure.

        The markets for Internet connectivity, telephony and content services and related software products are relatively new and current and future competitors are likely to introduce competing Internet connectivity and/or on-line services and products. Therefore, it is difficult to predict the rate at which the markets will grow or at which new or increased competition will result in market saturation. If demand for Internet services fails to grow, grows more slowly than anticipated, or becomes saturated with competitors, the Company's business, operating results and financial condition could be adversely affected. Although the Company intends to support emerging standards in the market for Internet connectivity, there can be no assurance that industry standards will emerge or if they become established, that the Company will be able to conform to these new standards in a timely fashion and maintain a competitive position in the market. See "Business-Research and Development."


Security Risks

        Despite the implementation of network security measures by the Company, such as limiting physical and network access to its routers, its Internet access systems and Genie entertainment and information services are vulnerable to computer viruses, break-ins and similar disruptive problems caused by its customers or other Internet users. Such problems caused by third parties could lead to interruption, delays or cessation in service to the Company's Internet customers. Furthermore, such inappropriate use of the Internet by third parties could also potentially jeopardize the security of confidential information stored in the computer systems of the Company's customers and other parties connected to the Internet, which may deter potential subscribers. Persistent security problems continue to plague public and private data networks. Recent break-ins reported in the press and otherwise have reached computers connected to the Internet at major corporations and Internet access providers and have involved the theft of information, including incidents in which hackers bypassed firewalls by posing as trusted computers. Alleviating problems caused by computer viruses, break-ins or other problems caused by third parties may require significant expenditures of capital and resources by the Company, which could have a material adverse effect on the Company. Until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet service industry in general and the Company's customer base and revenues in particular. Moreover, if the Company experiences a breach of network security or privacy, there can be no assurance that the Company's customers will not assert or threaten claims against the Company based on or arising out of such breach, or that any such claims will not be upheld, which could have a material adverse effect on the Company's business, financial condition or results of operations.


Potential Liability for Information Disseminated through Network

        Internet access and content providers face potential liability of uncertain scope for the actions of subscribers and others using their systems, including liability for infringement of intellectual property rights, rights of publicity, defamation, libel and criminal activity under the laws of the U.S. and foreign jurisdictions. For example, an action against Prodigy alleging libel and negligence in connection with an electronic message posted by a Prodigy subscriber through Prodigy's Internet access system attempted to impose liability upon Internet service providers for information, messages and other materials disseminated across and through their systems. Prodigy lost a summary judgment motion related to the scope of its potential liability exposure. While the parties subsequently settled their dispute, the court refused to vacate its opinion on the summary judgment motion, which still stands as precedent. Another action is currently pending against NETCOM relating to NETCOM's potential liability for vicarious copyright infringement arising out of electronic messages posted by a subscriber. NETCOM lost a summary judgment motion related to the scope of its potential vicarious copyright liability exposure, but this case has yet to come to trial. Recently, a Hong Kong court permitted a local company to sue a California Internet provider for copyright violation based on content included by a subscriber on a Web site.

        The Company carries errors and omissions insurance. However, such insurance may not be adequate to compensate the Company for all liability that may be imposed. Any imposition of liability in excess of the Company's coverage could have a material adverse effect on the Company. In addition, recent legislative enactments and pending legislative proposals aimed at limiting the use of the Internet to transmit indecent or pornographic materials could, depending upon their interpretation and application, result in significant potential liability to Internet access and service providers including the Company, as well as additional costs and technological challenges in complying with any statutory or regulatory requirements imposed by such legislation. For example, the Communications Decency Act of 1996 (amending 47 U.S.C. 223), which is part of the 1996 Telecommunications Act, became effective on February 8, 1996. The 1996 Telecommunications Act would impose criminal liability on persons sending or displaying in a manner available to minors indecent material on an interactive computer service such as the Internet, and on an entity knowingly permitting facilities under its control to be used for such activities. While the constitutionality of these provisions has been successfully challenged in federal appellate court, there can be no assurance as to the final result regarding the constitutionality of the 1996 Telecommunications Act, or as to the scope and content of any substitute legislation or other legislation in the U.S. or foreign jurisdictions restricting the type of content being provided over the Internet. In addition, CompuServe faced action by German authorities in response to which CompuServe temporarily restricted the scope of the Internet access it provides to all subscribers, both in the U.S. and internationally; and a number of countries are considering content restrictions based on such factors as political or religious views expressed, and pornography or indecency. The recent acquisition of the Genie on-line service and the launch of Genie Interactive service has increased the Company's exposure to such legislation, and to libel and defamation suits, primarily because of the increased level of content being provided by or through the Company.


Need for Additional Capital to Finance Growth and Capital Requirements

        The Company believes that it must continue to enhance and expand its network and build out its telecommunications network infrastructure in order to maintain its competitive position and continue to meet the increasing demands for service quality, availability and competitive pricing. The Company's ability to grow depends, in part, on its ability to expand its operations through the establishment of new installed POPs, each of which requires significant advance capital equipment expenditures, as well as advance expenditures and commitments for owned and leased telephone company facilities and circuits and advertising. The Company believes that, based upon its present business plan, the net proceeds from the sale of the Common Stock offered hereby, together with its existing cash resources and expected cash flow from operating activities, will be sufficient to meet its currently anticipated working capital and capital expenditure requirements through at least Fiscal 1997. If the Company's growth exceeds current expectations or if the Company's cash flow from operations after Fiscal 1997 is insufficient to meet its working capital and capital expenditure requirements, the Company will need to raise additional capital from equity or debt sources. There can be no assurance that the Company will be able to raise such capital on favorable terms or at all. If the Company is unable to obtain such additional capital, the Company may be required to reduce the scope of its anticipated expansion, which could have a material adverse effect on the Company's business, financial condition or results of operations and its ability to compete. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."


Government Regulatory Policy Risks

  Telecommunications

        United States domestic interstate long-distance telecommunications services are subject to limited regulation by the FCC. Intrastate long-distance services are regulated by state commissions, which have varying requirements. International call reorigination services are subject to regulation by both U.S. and foreign regulators. The FCC requires international call reorigination providers such as the Company to provide service in a manner not in violation of the laws of the countries in which they operate. Local laws and regulations differ among the jurisdictions in which the Company operates, and the interpretation and enforcement of such laws and regulations vary and are often based on the informal views of the local government ministries which, in some cases, are subject to influence by the local PTTs. Accordingly, in certain of the Company's principal existing and target markets, there are laws and regulations that either prohibit or limit, or could be used to prohibit or limit, certain of the Company's services. There can be no assurance that the Company has accurately predicted or will accurately predict the interpretation of foreign laws and regulations or regulatory and enforcement trends or will be found to be in compliance with all such laws and regulations. Failure to accurately predict the enforcement of applicable laws and regulations in particular jurisdictions, or incorrect interpretation of applicable laws and regulations, could cause the Company to lose, or be unable to obtain, regulatory approvals necessary for it to provide services in such jurisdictions and could result in monetary penalties imposed against the Company that could be significant. If the FCC finds that the Company has not provided services "in a manner that is consistent with the laws of the countries in which [it] operates," the FCC could impose a variety of sanctions, including fines or the revocation of the Company's Section 214 License to provide international service to U.S. points. There can be no assurance that the Company's international services will continue to be permitted in its current and proposed markets. Depending upon the countries involved, there could be a material adverse effect on the Company's business, financial condition or results of operations if the Company's services are prohibited. Furthermore, if the FCC or state regulators found that the Company was engaging in activities that required certain licenses which the Company currently does not hold, or that required compliance with tariffing or other regulatory requirements which the Company has not satisfied, the FCC or state regulators could impose financial penalties or prohibit service, which could have a material adverse effect on the Company's business, financial condition or results of operations. See "Business-Regulation."

        The 1996 Telecommunications Act substantially altered the regulatory framework for the telecommunications industry for domestic and U.S. international telecommunications services. The 1996 Telecommunications Act directs the FCC to conduct a variety of rulemakings to implement the Act's requirements. The Company cannot predict the ultimate effects of this legislation or the outcome of the FCC rulemakings required by this Act. The legislation does not impose substantial regulatory burdens on the Company's international call reorigination, Internet access or domestic telecommunications operations. However, the rulemakings required by the 1996 Telecommunications Act could produce additional regulatory requirements, including a requirement that the Company contribute some portion of its revenues to subsidy mechanisms for universal service. In addition, the legislation could increase competition and affect interconnections and costs. If the Company cannot provide the services it is presently providing or intends to provide, due to regulations that affect such services, or due to its inability to receive or retain formal or informal approvals for such services, or for whatever other reason related to regulatory compliance or the lack thereof, the Company's business could be materially adversely affected.

  Internet

        Data network access providers are generally not regulated under the laws and regulations governing common carrier providers of telecommunications. Accordingly, except for regulations governing the ability of the Company to disclose the contents of communications by its customers, no state or federal regulations exist currently pertaining to the pricing, service characteristics or capabilities, geographic distribution or quality control features of Internet access services. The Company cannot predict the impact that future regulation or regulatory changes, if any, may have on its Internet access business.

        The 1996 Telecommunications Act would impose criminal liability on persons sending or displaying in a manner available to minors indecent material on an interactive computer service such as the Internet, and on an entity knowingly permitting facilities under its control to be used for such activities. Entities solely providing access to facilities not under their control are exempted from liability, as are service providers that take good faith, reasonable, effective and appropriate actions to restrict access by minors to the prohibited communications. However, the Genie on-line service and Genie Interactive are not likely to fall within such exception. The constitutionality of these provisions has been successfully challenged in federal appellate court, and the interpretation and enforcement of them are uncertain. This legislation, as well as lawsuits against Internet service providers, may decrease demand for Internet access, chill the development of Internet content, or have other adverse effects on Internet access and content providers such as the Company. In addition, in light of the uncertainty attached to interpretation and application of this law, there can be no assurance that the Company would not have to modify its operations to comply with the statute, including prohibiting users from maintaining home pages on the Web, and increasing its control over the Genie Interactive content. See "Risk Factors -- Potential Liability for Information Disseminated Through Network."

  Internet Telephony

        The FCC and State regulatory commissions have not made any formal determinations regarding the regulatory status of voice telephony services provided through use of the Internet. However, an association of domestic phone carriers (ACTA) filed a petition on March 4, 1996 with the FCC asking the FCC to regulate voice communications over the Internet. The FCC has not yet taken any action in response. The Act authorizes the FCC to forebear from regulating any provider of telecommunications services and the FCC has proposed doing so, but has not taken final action. If the FCC or one or more state commissions decide to regulate Internet telephony, there can be no assurance that any such regulation will not adversely affect the Company's business, financial condition or results of operations.


Control by Principal Stockholder

        Howard S. Jonas, the Company's Chief Executive Officer, Chairman of the Board and founder, owns beneficially all of the Company's outstanding shares of Class A Stock and thereby holds more than 50% of the combined voting power of the Company's outstanding capital stock. As a result, Mr. Jonas is able to control matters requiring approval by the stockholders of the Company, including the election of all of the directors and the approval of significant corporate matters, including any merger, consolidation or sale of all or substantially all of the Company's assets. See "Security Ownership of Certain Beneficial Owners and Management."


Volatility of Stock Price

        Since the initial public offering of the Company's Common Stock in March 1996, the market price of the Company's Common Stock has fluctuated significantly, and it is likely that the price of the Company's Common Stock will fluctuate in the future. Factors such as variations in the Company's revenue, earnings and cash flow from quarter-to-quarter and announcements of new service offerings, technological innovations or price reductions by the Company, its competitors or providers of alternative services could cause the market price of the Common Stock to fluctuate substantially. In addition, the stock markets recently have experienced significant price and volume fluctuations that particularly have affected companies in the technology sector and resulted in changes in the market price of the stocks of many companies, which have not been directly related to the operating performance of those companies. Such broad market fluctuations may adversely affect the market price of the Common Stock in the future.


Antitakeover Provisions

        The Company's restated certificate of incorporation (the "Certificate of Incorporation") contains certain provisions that may discourage bids for the Company, including disparate voting rights and a provision providing for classification of the Company's Board of Directors. This could limit the price that certain investors might be willing to pay in the future for shares of Common Stock. See "Description of Capital Stock."


Shares Eligible for Future Sale

        Sales of a substantial number of shares of Common Stock eligible for sale into the public market could adversely affect the market price for the Common Stock.

Item 2. PROPERTIES

        The Company's principal facilities total approximately 35,300 square feet and are located in three buildings in Hackensack, New Jersey. The Company also leases space (typically less than 500 square feet) in various geographic locations to house the telecommunications equipment for each of its POPs. The Company occupies one building under a lease which expires on June 30, 1997, with a renewal option for the Company. The Company leases this facility from an entity in which Howard S. Jonas, the Company's Chairman and Chief Executive Officer, is the sole stockholder. See "Certain Relationships and Related Transactions." The Company occupies facilities in a second building pursuant to a lease which expires on September 30, 1998 and facilities in a third building pursuant to two leases, both of which expire on September 30, 1996, but which allow the Company to renew such leases for two six month terms.

Item 3. LEGAL PROCEEDINGS.

        In October 1995, an investigation was instituted by the Attorneys General of Iowa, New Jersey, New York, Tennessee and Texas (collectively, the "A.G.") into certain business practices of the Company as a result of complaints by residents of those states. Michigan thereafter entered the investigation in September 1996. The focus of the A.G.'s investigation concerns advertising practices that the Company voluntarily terminated prior to the notice of investigation from the A.G. The majority of the advertising in question concerns the sale of a service that the Company now sells only in limited circumstances. The A.G. has indicated its desire to settle the matter with a consent order, the content of which is being presently negotiated with the Company. Although there can be no assurance, the Company believes that the outcome will not have a material effect on the ongoing business of the Company.

        On December 29, 1995, DRTV, Inc. a/k/a Surfers Unlimited, L.L.C. ("Surfers") filed a breach of contract action in the New Jersey Superior Court, Bergen County. The suit names the Company as defendant and seeks restitutional and consequential damages in an unspecified amount for licensing the sale of a product in the retail market to a third party allegedly in violation of the agreement between the Company and Surfers. The Company has filed a counterclaim. The Company and Surfers have had settlement discussions; however, the Company does not believe that a settlement of this matter is imminent.

        On June 19, 1996, the Business Software Alliance ("BSA") in correspondence with the Company alleged that the Company has made unlicensed internal use of certain third party software. The Company has agreed to conduct an internal software audit and is in negotiations with BSA to settle this matter. Although there can be no assurance, the Company believes that the outcome will not have a material effect on the ongoing business of the Company.

        The Company recently has been served with a third party complaint in a pending action between The New York Times Company and Independent Media Services, Inc. ("IMS"). In the third party complaint, IMS alleges non-payment of media services fees and print advertisement fees. The claim against the Company is for approximately $300,000. An answer has not yet been filed and an assessment of potential liability is not possible at this time.

        The Company recently received correspondence from a stockholder of 575,000 shares of Common Stock with the right to require the Company to register his shares for sale in a public offering. The Company has asserted its right to delay or suspend such registration for a limited time under specified circumstances. The stockholder has stated his belief that the Company has no such right and that the Company and Howard Jonas, its Chairman and Chief Executive Officer, will be held responsible for any loss suffered by such stockholder from a decline in the market price of the stock or other losses resulting from the delay in registering his shares. Although the Company believes it has valid defenses to the stockholder's claims, there can be no assurance as to the outcome of this matter.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

                                     PART II



Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                 PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

        The Common Stock has traded publicly on the Nasdaq National Market under the symbol "IDTC" since March 15, 1996, the date of the Company's initial public offering. The table below sets forth the high and low sales prices for the Common Stock as reported by the Nasdaq National Market for the fiscal periods indicated.

                                                             High    Low
                                                             ----    ---
Fiscal Year ended July 31, 1996
  Third Quarter (from March 15, 1996)..................      $11.75  $ 6.75
  Fourth Quarter.......................................       16.00    8.50

Fiscal Year ending July 31, 1997
  First Quarter (through October 25, 1996).............       17.50   10.75

        On October 25, 1996, the last sale price reported on the Nasdaq National Market for the Common Stock was $12.25 per share. On the same date, there were approximately 77 holders of record of the Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on October 25, 1996, was approximately $99.4 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The Company has never declared or paid any dividends on its Common Stock and does not expect to pay dividends for the foreseeable future. The Company's current policy is to retain all of its earnings to finance future growth. Any future declaration of dividends will be subject to the discretion of the Board of Directors of the Company. The availability of funds for the payment of dividends by the Company is dependent on dividends the Company may receive from its subsidiaries, which is subject to certain limitations under state laws.

Item 6.  SELECTED FINANCIAL DATA.

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

        The selected consolidated financial data presented below for each of the four years in the period ended July 31, 1996 has been derived from the Company's consolidated financial statements, which have been audited by Ernst & Young LLP, independent auditors. The selected consolidated financial data presented below for the year ended July 31, 1992 has been derived from the Company's unaudited consolidated financial statements. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other financial information appearing elsewhere in this Prospectus.


                                                                                           Year Ended July 31,
                                                               --------------------------------------------------------------------
                                                                 1992           1993           1994          1995           1996
                                                               --------       --------       --------      ---------       --------
                                                                              (in thousands, except per share data)
Statement of Operations Data:
  Revenues ..............................................      $    270       $  1,675       $  3,169       $ 11,664       $ 57,694
  Costs and expenses:
    Direct cost of revenues .............................           254            272            990          7,544         36,438
    Selling, general and administrative .................           277          1,019          2,402          5,992         35,799
    Depreciation and amortization .......................            62             79            106            303          1,212
                                                               --------       --------       --------       --------       --------
     Total costs and expenses ...........................           593          1,370          3,498         13,839         73,449
                                                               --------       --------       --------       --------       --------
  Income (loss) from operations .........................          (323)           305           (329)        (2,175)       (15,755)
                                                                                                                           --------
  Other, net(1) .........................................            16             (3)            31             30            112
                                                               --------       --------       --------       --------       --------
    Net income (loss) ...................................      $   (339)      $    302       $   (298)      $ (2,145)      $(15,643)
                                                               ========       ========       ========       ========       ========
Net income (loss) per share .............................      $   (.02)      $   (.02)      $   (.02)      $   (.13)      $   (.86)
                                                               ========       ========       ========       ========       ========
Weighted average number of shares used in
  calculation of net income (loss) per share ............        16,569         16,569         16,569         16,569         18,180
                                                               ========       ========       ========       ========       ========

(1) For the year ended July 31, 1996, includes an extraordinary loss on retirement of debt of $233.

                                                                                             July 31,
                                                               ---------------------------------------------------------------------
                                                                 1992           1993           1994           1995           1996
                                                                -------       --------       --------       --------       --------
Balance Sheet Data
  Cash and cash equivalents .............................       $   331       $    302       $    754       $    232       $ 14,894
  Working capital (deficit) .............................          (151)           826          1,289           (884)        13,547
  Total assets ..........................................           671          1,302          2,795          4,197         43,797
  Total stockholders' equity ............................           109          1,045          2,062            911         26,843

----------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the "Risk Factors" section of Item 1.


Overview

        IDT is an international telecommunications company offering a broad range of integrated and competitively priced long-distance telephone, Internet access and Internet telephony services in the U.S. and abroad.

        The Company entered the international call reorigination business in 1990 to capitalize on the opportunity created by the spread between U.S. and foreign-originated international long-distance rates. IDT leveraged the expertise derived from, and calling volume generated by, its call reorigination business to enter the domestic long-distance business in late 1993, by reselling long-distance telecommunications services of other carriers to IDT's domestic customers. As a value-added service for its domestic long-distance customers, the Company began offering Internet access in early 1994, eventually offering dial-up and dedicated Internet access to individuals and businesses as stand-alone services. In 1995, IDT began reselling to other long-distance carriers access to the favorable telephone rates and special tariffs the Company receives because of the significant calling volume generated by its call reorigination customers. In August 1996, IDT entered the Internet telephony market with its introduction of Net2Phone.

        Initially, the Company derived substantially all its revenues from line fees paid by customers and commissions paid to the Company by third party carriers. Under these arrangements, the Company relied on the third party carriers to route the Company's customers' international call reorigination traffic, bear the cost of providing services, and bill the customers directly. In early 1994, the Company began to migrate existing customers to, as well as provision new customers on, its own facilities-based least cost routing ("LCR") platform which consisted of Company-owned switches and leased lines. The Company also began to provide the underlying transmission and switching services to its customers and to direct bill its customers for minutes of use. For customers billed by the Company on a minutes of use basis, the Company recognizes all revenues and direct costs associated with their calls. This fundamental change in the operating structure of the Company has resulted in significant increases in IDT's revenues as well as direct costs in the years ended July 31, 1995 and 1996 ("Fiscal 1995" and "Fiscal 1996," respectively). In January 1995, the Company began utilizing its LCR platform for the provision of telecommunications services on a wholesale basis to telecommunications carriers.

        Revenues from the Company's telecommunications operations are derived primarily from the following activities: (i) international long-distance call reorigination services; (ii) international direct-dial services for individuals and businesses; (iii) carrier-to-carrier long-distance routing services provided to other long-distance carriers; and (iv) marketing to individuals and businesses of domestic long-distance services provided by WorldCom. Revenues from the Company's Internet operations are derived from providing Internet access services to individuals and businesses.

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

        The Company also has a direct connect Internet access service that is marketed to businesses that typically require high-speed dedicated circuits from customer premises to a Company or alliance partner POP. The Company charges subscribers using 56Kbps lines approximately $350 per month and subscribers utilizing full T1 lines approximately $1,400 per month for direct connect service. As of July 31, 1996, the Company had 226 direct connect subscribers.

        The Company began offering premium services to its subscribers in April 1996, and has experienced a trend towards an increase in the percentage of new customers subscribing for Premium Accounts. However, there can be no assurance that this trend will continue. As the Company has expanded and continues to expand its nationwide network of POPs and leased lines, it expects to maintain an increasingly greater percentage of its customer base on Company-owned POPs, while reducing its dependence on alliance partners. The Company makes no warranties that this trend will rise consistently month to month, though it is one of its strategic goals.

        The Company's ability to achieve revenue growth and profitability is dependent upon its ability to acquire and retain customers. To continue to realize subscriber growth, the Company must continue to attract additional subscribers and replace terminating subscribers. The sales and marketing expenses and subscriber acquisition costs associated with attracting new subscribers, however, are substantial. Accordingly, the Company's ability to improve operating margins will depend in part on its ability to retain its subscribers and there can be no assurances that the Company's investments in telecommunications infrastructure, customer support capabilities and software releases will improve subscriber retention. The Company has expanded both the personnel and operating hours of technical support and customer service staffs, hired experienced managers and has made additional expenditures to enhance customer and technical support systems. These strategies and commitments have required substantial up-front expenditures for additional personnel, marketing, facilities, infrastructure, product development and capital equipment and have and may continue to adversely affect short term operating results. There can be no assurance that revenue growth will continue or that the Company will in the future achieve or sustain profitability or positive cash flow from operations on either a quarterly or annual basis.

        In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of fiscal 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

        The Company grants stock options for a fixed number of shares to employees with an exercise price equal to or less than the fair value of the shares at the date of grant. In October 1995, the FASB issued Statement No. 123, Accounting for Stock Based Compensation, which is effective for fiscal years beginning after December 15, 1995. In accordance with the provisions of Statment 123, the Company has elected to continue to account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes compensation expense for stock options grants only when the exercise price is less than the fair value of the shares at the date of grant.


Results of Operations

        The following table sets forth the percentage of revenues represented by certain items in the Company's statement of operations:

                                                                   Year Ended July 31,
                                                         -------------------------------------
                                                             1994          1995         1996
                                                         ------------  ------------ --------
Revenues.............................................        100.0%        100.0%       100.0%
Costs and expenses:
  Direct cost of revenues............................         31.2          64.7         63.2
  Selling, general and administrative................         75.8          51.4         62.0
  Depreciation and amortization                                3.4           2.5          2.1
                                                               ---           ---          ---
                                                         -------------------------------------

      Total costs and expenses.......................        110.4         118.6        127.3
                                                             -----         -----        -----
Income (loss) from operations                                (10.4)        (18.6)       (27.3)
                                                             -----         -----        -----
Interest  (net)......................................          1.0           0.2          0.6
                                                             -----         -----        -----
      Income before taxes and extraordinary item.....         (9.4)%       (18.4)%      (26.7)%
Income taxes ........................................          0.0           0.0          0.0
                                                             -----         -----        -----
Income (loss) before extraordinary item                       (9.4)        (18.4)       (26.7)
Extraordinary loss on retirement of debt ............          0.0           0.0         (0.4)
                                                             -----         -----        -----
Net income (loss) ...................................         (9.4)%       (18.4)%      (27.1)%
                                                             -----         -----        -----

Fiscal 1996 Compared to Fiscal 1995

        Revenues. Revenues increased 390% from approximately $11.7 million in Fiscal 1995 to approximately $57.7 million in Fiscal 1996. Revenues from the Company's telecommunications operations increased 230% from approximately $10.8 million in Fiscal 1995 to approximately $35.7 million in Fiscal 1996. Revenues from Internet operations increased from $875,000 in Fiscal 1995 to approximately $22 million in Fiscal 1996, a 24-fold increase. The increase in telecommunications revenues was due primarily to an 8 fold increase in rebilled long-distance minutes of use from approximately 11 million minutes of use to nearly 88 million minutes of use. The increase in rebilled long-distance minutes of use was due to a substantial increase in international call reorigination customers, migration of existing customers to the Company's least cost routing switch platform and the addition of carrier-to-carrier services clients. During this period, the number of international call reorigination customers increased 208% from approximately 6,358 at July 31, 1995 to 19,582 customers at July 31, 1996. As a percentage of telecommunications revenues and overall revenues in fiscal 1995 and 1996, callback revenues decreased from approximately 55.8% to 36.5% and 51.6% to 22.2%, respectively. The addition of wholesale carrier clients resulted in an increase in carrier-to-carrier services revenues from approximately $1.1 million in Fiscal 1995 to approximately $18.6 million in Fiscal 1996. As a percentage of telecommunications revenues and overall revenues, carrier-to-carrier services revenues increased from approximately 10.3% to 52.1% and 12.1% to 31.8%, respectively. As a percentage of total revenues, Internet revenues increased from approximately 7.5% in Fiscal 1995 to approximately 38.1% in Fiscal 1996. The increase in Internet revenues both in dollar terms and as a percentage of revenues was due primarily to a 12 fold increase in dial-up subscribers from 10,839 as of July 31, 1995 to approximately 142,700 as of July 31, 1996.

        Direct Cost of Revenues. Direct cost of revenues consists primarily of the costs paid to carriers for the transmission and termination of switched minutes through IDT's facilities, and to a lesser extent, fees paid to alliance partners, leased circuits and network costs, local access costs, Internet connectivity costs, and switch maintenance costs. The Company's direct cost of revenues increased by 383% from approximately $7.5 million in Fiscal 1995 to approximately $36.4 million in Fiscal 1996. As a percentage of revenues, these costs decreased from 64.7% to 63.2% in Fiscal 1995 and 1996, respectively. The increase in absolute dollars is primarily due to increases in underlying carrier costs as the Company's telecommunications minutes of use, and associated revenue, grew substantially. To a lesser extent, the increase is due to the increase in fees paid to alliance partners and the costs of leased circuits and networks and of access lines and network connectivity to support subscriber growth in both Internet access and international call reorigination. The Company expects that direct cost of revenues will continue to increase in absolute dollar terms as the Company expands its telecommunications and Internet subscriber bases.

        Selling, General and Administrative. Selling, general and administrative costs increased 497% from approximately $6.0 million in Fiscal 1995 to approximately $35.8 million in Fiscal 1996. As a percentage of revenues, these costs increased from 51.4% to 62.0% in Fiscal 1995 and 1996, respectively. The increase in these costs both in dollar terms and as a percentage of revenues was due primarily to the addition of sales, marketing and technical and customer support personnel hired to support the growth of the Company's Internet access business, the increased advertising to attract Internet dial-up subscribers, the increased license fees paid to Netscape under the Netscape Agreement, and costs incurred in developing and marketing Net2Phone. During Fiscal 1995, the Company recorded a non-cash compensation expense of approximately $1.0 million as compared to $70,000 in Fiscal 1996 due to the grant of options to employees and consultants. The Company anticipates selling, general and administrative costs will continue to increase as the Company implements its growth strategy.

        Depreciation and Amortization. Depreciation and amortization costs increased 299% from approximately $304,000 in Fiscal 1995 to approximately $1.2 million in Fiscal 1996. As a percentage of revenues, these costs decreased from 2.5% to 2.1% in Fiscal 1995 and Fiscal 1996, respectively. These costs increased in absolute terms primarily as a result of the Company's higher fixed asset base during Fiscal 1996 as compared with Fiscal 1995 due to the Company's aggressive efforts to install additional Company-owned POPs, enhance its network infrastructure and expand its facilities. The Company anticipates depreciation and amortization costs will continue to increase as the Company continues to implement its growth strategy.

        Income (loss) from Operations. Income from operations for the telecommunications segment increased to approximately $2.8 million in Fiscal 1996 from $830,000 in Fiscal 1995 and as a percentage of telecommunications revenues to 7.72% from 7.69%. The increase resulted principally from increased volume. Loss from operations for the Internet access segment increased to $17.9 million in Fiscal 1996 from approximately $3 million in Fiscal 1995 and as a percentage of Internet revenues to 81.2% from 343%. The loss from operations from the Internet access segment was principally due to the initial costs of acquiring customers, increased personnel and facilities costs to sustain growth and substantial marketing expenses to create customer awareness. The increased loss of the Internet access segment is largely due to the growth in Internet customer base as the initial costs of acquiring customers exceeds the initial revenue received from such customers. The customer base increased 12-fold from 10,839 to 142,700 customers during Fiscal 1996. The loss generated from the development and marketing of Net2Phone was approximately $660,000 for the year ended July 31, 1996.

        Income Taxes. The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The Company did not record an income tax benefit in the periods ended July 31, 1995 or 1996, as the realization of available tax losses was not assured. As of July 31, 1996, the Company had Federal net operating loss carryforwards of approximately $18.1 million. The amount of these carryforwards that can be used in any given year may be limited in the event of certain changes in the ownership of the Company. The Company believes that neither the prior ownership changes nor the change in ownership of the Company that may result from the offering will significantly limit the Company's ability to use its net operating loss carryforwards.


Fiscal 1995 Compared to Fiscal 1994

        Revenues. Revenues increased 268.1% from $3.2 million in Fiscal 1994 to $11.7 million in Fiscal 1995. This increase was primarily due to an increase in the number of international call reorigination customers and the minutes of service used and the migration of these customers onto the Company's own billing system. In addition, the Company began marketing long-distance telecommunications services on a wholesale basis in Fiscal 1995, which resulted in $1.4 million of additional revenues. The number of international call reorigination customers increased 347.7% from 1,420 customers to 6,358 customers from July 31, 1994 to July 31, 1995. Minutes of use on the Company's switching platform increased from approximately 308,000 minutes in Fiscal 1994 to approximately 11 million minutes in Fiscal 1995. In addition, revenues from carrier customers increased from approximately $22,000 to approximately $2.4 million from Fiscal 1994 to Fiscal 1995. Revenues from Internet access services increased from approximately $57,000 in Fiscal 1994 to approximately $875,000 in Fiscal 1995 primarily as the result of an increase in the Company's Internet subscriber base from approximately 600 subscribers at the end of Fiscal 1994 to approximately 10,800 subscribers at the end of Fiscal 1995.

        Direct Cost of Revenues. Direct cost of revenues increased 662.1% from $1.0 million in Fiscal 1994 to $7.5 million in Fiscal 1995 and as a percentage of revenues from 31.2% to 64.7%. These increases resulted primarily from the migration of clients onto IDT's own LCR platform and the resultant shift from line fees and commissions, which involve little or no direct costs, to rebilled minutes of use. In addition, the Company invested in leased backbone circuits, local access loops and additional connectivity to accommodate growth in customer demand for its services.

        Selling, General and Administrative. Selling, general and administrative costs increased 149.4%, from $2.4 million in Fiscal 1994 to $6.0 million in Fiscal 1995. This increase was due primarily to an increase in advertising to attract individual Internet subscribers and the hiring of additional sales, customer support, technical support and administrative personnel to support the Company's expanding Internet customer base. During Fiscal 1995, the Company recorded a non-cash compensation expense of approximately $1.0 million due to the grant of fully vested options to employees and consultants. As a percentage of revenues, selling, general and administrative costs decreased from 75.8% to 51.4% from Fiscal 1994 to Fiscal 1995, primarily due to revenues increasing without commensurate increases in these costs.

        Depreciation and Amortization. Depreciation and amortization expenses increased 186.8% from approximately $106,000 in Fiscal 1994 to approximately $304,000 in Fiscal 1995. These expenses increased primarily as a result of the Company's higher fixed asset base in Fiscal 1995 which was due principally to Company-owned POP expansion, investments in telecommunications switches and infrastructure and facility expansion.

        Income (loss) from Operations. Loss from operations increased to $2.2 million in Fiscal 1995 from $329,000 in Fiscal 1994. In Fiscal 1994, the Company operated principally in one segment, telecommunications, and in Fiscal 1995, the Company operated in both the telecommunications and Internet access businesses. In Fiscal 1995, the telecommunications segment had income from operations of approximately $830,000 while the Internet access segment had a loss from operations of $3.0 million. The increase in the income from telecommunications operations resulted principally from increased volume. The loss from operations from the Internet access segment was principally due to the initial costs of acquiring customers, increased personnel and facilities costs to sustain growth and substantial marketing expenses to create customer awareness. General corporate expenses of $1.6 million for the year ended July 31, 1995 was allocated to the two segments in the above analysis.

        Income Taxes. The Company records income taxes in accordance with SFAS
109. The Company did not record an income tax benefit in either Fiscal 1994 or 1995, as the realization of available tax losses was not assured.


Quarterly Results of Operations

        The following tables set forth certain quarterly financial data for the eight quarters ended July 31, 1996. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

                                                                          Three Months Ended
                                       --------------------------------------------------------------------------------------------
                                       October 31, January 31,  April 30,  July 31,   October 31,  January 31, April 30,   July 31,
                                          1994       1995         1995       1995        1995        1996        1996        1996
                                       --------    --------    --------    --------    --------    --------    --------    --------
                                                                             (in thousands)
Total revenues......................   $  1,648    $  2,061    $  3,255    $  4,700    $  6,601    $  9,714    $ 18,226    $ 23,153
Costs and expenses:
  Direct cost of revenues ..........        703       1,167       2,136       3,538       4,173       5,926      12,289      14,050
  Selling, general and
   administrative...................      1,757         930       1,407       1,898       3,953       8,506      10,135      13,205
  Depreciation and amortization.....         49          57          78         119         131         175         264         642
                                       --------    --------    --------    --------    --------    --------    --------    --------
    Total costs and
    expenses .......................      2,509       2,154       3,621       5,555       8,257      14,607      22,688      27,897
                                       --------    --------    --------    --------    --------    --------    --------    --------

  Income (loss) from operations.....       (861)        (93)       (366)       (855)     (1,658)     (4,893)     (4,462)     (4,744)
  Other (net) ......................          5           4          18           3           3         (32)         59         316
                                       --------    --------    --------    --------    --------    --------    --------    --------
     Income (loss)
     before taxes...................       (856)        (89)       (348)       (852)     (1,656)     (4,925)     (4,403)     (4,428)
                                       ========    ========    ========    ========    ========    ========    ========    ========

  Income taxes .....................          0           0           0           0           0           0           0           0
                                       ========    ========    ========    ========    ========    ========    ========    ========

  Income (loss) before x'item.......       (856)        (89)       (348)       (852)     (1,653)     (4,925)     (4,403)     (4,428)
                                       ========    ========    ========    ========    ========    ========    ========    ========

  Extraordinary loss on retirement
    of debt ........................          0           0           0           0           0           0        (234)          0
                                       ========    ========    ========    ========    ========    ========    ========    ========

  Net income (loss) ................       (856)        (89)       (348)       (852)     (1,653)     (4,925)     (4,637)     (4,428)
                                       ========    ========    ========    ========    ========    ========    ========    ========

  Net income (loss) per share.......   $   (.05)   $  (0.01)   $  (0.02)   $   (0.5)   $  (0.10)   $  (0.30)   $  (0.25)   $  (0.21)
                                       ========    ========    ========    ========    ========    ========    ========    ========

                                                          Percentage of Total Revenues for Three Months Ended
                                       --------------------------------------------------------------------------------------------
                                       October 31, January 31,  April 30,  July 31,   October 31,  January 31, April 30,   July 31,
                                          1994       1995         1995       1995        1995        1996        1996        1996
                                       --------    --------    --------    --------    --------    --------    --------    --------
                                                                             (in thousands)
Revenues ...........................       100%        100%        100%        100%        100%        100%        100%        100%
Costs and expenses:
  Direct cost of revenues ..........      42.7        56.6        65.6        75.3        63.2        61.0        67.4        60.7
  Selling, general and
   administrative ..................     106.6        45.1        43.2        40.4        59.9        87.6        55.6        57.0
  Depreciation and
   amortization ....................       3.0         2.8         2.4         2.5         2.0         1.8         1.5         2.8
                                         -----       -----       -----       -----       -----       -----       -----       -----

    Total costs and
     expenses ......................     152.3       104.5       111.2       118.2       125.1       150.4       124.5       120.5
                                         -----       -----       -----       -----       -----       -----       -----       -----
  Income (loss) from
     operations ....................     (52.3)       (4.5)      (11.2)      (18.2)      (25.1)      (50.4)      (24.5)      (20.5)
  Other, net (1) ...................       0.4         0.2         0.5         0.1         0.1        (0.3)        1.0         1.4
                                         -----       -----       -----       -----       -----       -----       -----       -----


    Net income (loss) ..............     (51.9)%      (4.3)%     (10.7)%     (18.1)%     (25.0)%     (50.7)%     (25.5)%     (19.1)%
                                         =====       =====       =====       =====       =====       =====       =====       =====

(1) For the three months ended April 30, 1996, includes an extraordinary loss on retirement of debt of (1.3%).

        The Company's quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, some of which are outside of the Company's control. These factors include general economic conditions, user demand for long-distance telecommunications services, acceptance and use of the Internet, capital expenditures and other costs relating to the expansion of operations, the timing of new product introductions by the Company or its competitors, changes in pricing strategies by the Company or its competitors, market availability and acceptance of new and enhanced versions of the Company's or its competitors' products and services, and the rates of new subscriber acquisition and retention.


Liquidity and Capital Resources

        Historically, the Company has satisfied its cash requirements principally through a combination of cash flow from operations, sales of equity securities and borrowings from third parties (including its stockholders). During Fiscal 1994, the Company issued capital stock for an aggregate of $1.3 million. During the first three quarters of Fiscal 1996, the Company raised $3,477,000 through the issuance of notes. The proceeds from the issuance of the notes were used for general corporate purposes, including working capital. In March 1996, the Company completed an initial public offering of 4,600,000 shares of Common Stock for $10 per share. The Company realized approximately $41.5 million from this offering. A portion of the proceeds were used to repay $3,477,000, the principal amount of short-term notes previously issued during Fiscal 1996. In connection with the repayment of such notes the company incurred a prepayment penalty of $233,500. Such prepayment penalty has been classified as an extraordinary loss for the early retirement of debt in the accompanying statement of operations. The Company used the remaining net proceeds from the offering for general corporate purposes, capital expenditures and working capital, including to (i) expand and improve the Company's Internet network infrastructure, (ii) increase the Company's sales and marketing efforts, (iii) expand and improve the Company's customer support and fulfillment capabilities,
(iv) intensify the Company's research and development activities, (v) develop new Internet applications and content, and (vi) expand the Company's telecommunications operations. At July 31, 1996, the Company had cash and cash equivalents of $14.9 million and working capital of approximately $13.5 million.

        The Company generated negative cash flow from operating activities of approximately $15 million during Fiscal 1996, compared to a positive cash flow from operating activities of approximately $521,000 during Fiscal 1995, compared to negative cash flow from operating activities of approximately $235,000 during Fiscal 1994. The changes in operating cash flows from Fiscal 1995 to Fiscal 1996 and from Fiscal 1994 to Fiscal 1995 were primarily due to increases in accounts payable and deferred revenues in relation to accounts receivable. Cash flow from operations varied significantly from quarter to quarter, depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable. Accounts and commissions receivable (net of allowances) were approximately $925,000, $2.0 million and $11.5 million at July 31, 1994, 1995 and 1996, respectively. Accounts receivable, accounts payable and accrued expenses have increased period to period as the Company's businesses have grown. Because of the nature of the Company's Internet access business and the rapid increase in the number of subscribers, allowance for doubtful accounts has also grown from period to period.

        Purchases of fixed assets increased from approximately $717,000 in Fiscal 1994 to approximately $1.3 million in Fiscal 1995 and approximately $11.9 million in Fiscal 1996, primarily as a result of purchases of equipment to support expansion of the Company's network infrastructure, and expansion of the Company's facilities. The Company is upgrading and expanding its existing network infrastructure by building a new, higher capacity, frame-relay based network backbone and by adding Company owned POPs.

        The Company experiences intense competition in both its telecommunications and Internet access businesses. If additional competition were to lead to significant price reductions, especially in the price of the Company's rapidly expanding Internet services, cash flows from operations would be materially adversely affected.

        The Company intends to, where appropriate, make strategic acquisitions to increase its telecommunications customer base. The Company may also make strategic acquisitions related to its Internet business. From time to time, the Company evaluates potential acquisitions of companies, technologies, products and customer accounts that complement the Company's businesses. In August and September, the Company purchased the equipment and networks of two of its alliance partners for approximately $4.2 million in aggregate. Such acquisitions were paid through cash down payments of approximately $260,000, assumption of trade liabilities of approximately $95,000 excluding $162,300 due to the company and the issuance of promissory notes totaling approximately $3,690,000 of which $690,000 is a two year note at 8.25% interest per annum, $750,000 is a four year note at 10% per annum and $2.25 million is a four year note with interest only payments for the first six months at 11% per annum and 42 equal monthly payments of principal and interest at 14% per annum. Such note can be converted into Common Stock at the option of the holder. No such other significant acquisitions are currently contemplated.

        The Company believes that the cash on hand together with cash flow from operating activities, will be sufficient to fund the Company's existing operations through fiscal 1997. The Company is in discussions with underwriters to raise additional equity capital and has announced that it proposes to file a registration statement for a public offering of Common Stock. The proceeds from the proposed financing are anticipated to be used to expand the Company's operations, fund the Company's growth and enable the Company to undertake additional strategic initiatives. There can be no assurance that the Company will be able to complete the proposed public offering or raise additional capital on acceptable terms or at all. If the Company is unable to obtain such additional capital, the Company may have to curtail its expansion of operations, growth and other strategic initiatives, which could adversely affect the company's business, financial condition and results of operations and its ability to compete.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The consolidated financial statements and supplementary data of the Company and the report of independent auditors thereon set forth on pages F-1 through F-20 herein are incorporated herein by reference.

        Quarterly financial information set forth at page 34 herein is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III



Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


Directors and Executive Officers

        The directors and executive officers of the Company are as follows:


Name                              Age                         Position
----                              ---                         --------

Howard S. Jonas..............     40    Chief Executive Officer, Chairman of the
                                        Board and Treasurer
Howard S. Balter.............     35    Chief Operating Officer and Vice
                                        Chairman of the Board
James Courter................     55    President and Director
Stephen R. Brown.............     40    Chief Financial Officer
Eric L. Raab.................     35    Chief Technical Officer
Kenneth Scharf...............     45    Chief Information Officer
Joyce J. Mason...............     36    Secretary and Director
Marc E. Knoller..............     35    Vice President and Director
Meyer A. Berman..............     62    Director
J. Warren Blaker.............     62    Director
David S. Steiner.............     67    Director
Bert W. Wasserman............     63    Director

        Howard S. Jonas founded IDT in August 1990 and has served as Chairman of the Board and Treasurer since its inception and as Chief Executive Officer since December 1991. He served as President of the Company from December 1991 through September 1996. Mr. Jonas is also the founder and has been President of Jonas Publishing Corp. ("Jonas Publishing"), a publisher of trade directories, since its inception in 1979. Mr. Jonas received a B.A. in Economics from Harvard University.

        Howard S. Balter has served as Chief Operating Officer of the Company since 1993 and served as the Company's Chief Financial Officer from 1993 to May 1995. Mr. Balter has been a director of the Company since December 1995 and became Vice Chairman of the Board in October 1996. From 1985 to 1993, Mr. Balter operated his own real estate development firm. Mr. Balter holds a B.A. in Mathematics and Computers from Yeshiva University and attended New York University School of Business.

        James Courter joined the Company as President in October 1996 and has been a director of the Company since March 1996. Mr. Courter has been a senior partner in the New Jersey law firm of Courter, Kobert, Laufer & Cohen since 1972. He was also a partner in the Washington, D.C. law firm of Verner, Liipfert, Bernhard, McPherson & Hand from January 1994 to September 1996. Mr. Courter was a member of the U.S. House of Representatives for 12 years, retiring in January 1991. From 1991 to 1994, Mr. Courter was Chairman of the President's Defense Base Closure and Realignment Commission. Mr. Courter also serves on the Board of Directors of Envirogen, Inc. He received a B.A. from Colgate University and a J.D. from Duke University Law School.

        Stephen R. Brown joined the Company as its Chief Financial Officer in May 1995. From 1985 to May 1995, Mr. Brown operated his own public accounting practice servicing medium-sized corporations as well as high net worth individuals. Mr. Brown received a B.A. in Economics from Yeshiva University and a B.B.A. in Business and Accounting from Baruch College.

        Eric L. Raab joined the Company as its Chief Technical Officer in April 1995. From March 1988 to March 1995, Mr. Raab worked for AT&T Bell Labs in their semiconductor research division, most recently as a member of the technical staff developing new technologies for integrated circuit production. Mr. Raab received a Ph.D. in Physics from the Massachusetts Institute of Technology and an A.B. in Physics and Mathematics from Columbia College.

        Kenneth Scharf joined the Company as its Chief Information Officer in December 1995. From February 1995 to August 1995, Mr. Scharf served as a senior manager in Ernst & Young LLP's consulting practice. From 1983 to 1994, Mr. Scharf was the Senior Vice President of Information Systems for Nine West Group, Inc. Mr. Scharf received a B.B.A. from Pace University and an M.B.A. from Fordham University.

        Joyce J. Mason has been a director of the Company since March 1996. Ms. Mason has served as Secretary of the Company since its inception and as a director of the Company's predecessor since its inception to March 1996. Ms. Mason has been in private legal practice since August 1990. Ms. Mason received a B.A. from the City University of New York and a J.D. from New York Law School. Ms. Mason is Mr. Jonas's sister.

        Marc E. Knoller has been a director of the Company since March 1996. Mr. Knoller joined the Company as its Vice President in March 1991 and also served as a director of its predecessor since such time. From 1988 until March 1991, Mr. Knoller was director of national sales for Jonas Publishing. Mr. Knoller received a B.B.A. from Baruch College.

        Meyer A. Berman has been a director of the Company since March 1996. Mr. Berman founded M.A. Berman Co. in 1981, a broker-dealer that services high net worth individuals and institutions, and has served as its President from its inception. Prior to such time Mr. Berman held various positions in the stock brokerage business.

        J. Warren Blaker has been a director of the Company since March 1996. Dr. Blaker has been Professor of Physics and Director of the Center for Lightwave Science and Technology at Fairleigh Dickinson University since 1987. Prior to such time he worked in various capacities in the optics industry, including serving as Chief Executive Officer of University Optical Products, Inc., a wholly-owned subsidiary of University Patents, Inc., from 1982 to 1985. Dr. Blaker received a B.S. from Wilkes University and a Ph.D. from the Massachusetts Institute of Technology.

        David S. Steiner has been a director of the Company since March 1996. Mr. Steiner served as a director of the Company's predecessor since 1992. Mr. Steiner has also been Chairman and Manager at the Steiner Equities Group, developers of industrial and office parks and commercial facilities, since May 1996. Prior to such time, Mr. Steiner served as President and Chief Executive Officer of The Sudler Companies since 1955. Mr. Steiner received a B.S. from the Carnegie Institute of Technology.

        Bert W. Wasserman has been a director of the Company since March 1996. Mr. Wasserman was Executive Vice President and Chief Financial Officer of Time Warner Inc. from January 1990 to December 1994 and was also a director of Time Warner from January 1990 to March 1993. Mr. Wasserman was a member of the Office of the President and was also a director of Warner Communications, Inc. ("Warner Communications") from 1981 to 1990, when that company merged to form Time Warner, and had served Warner Communications in various capacities beginning in 1966. Mr. Wasserman serves as a member of various boards, including: several investment companies in the Dreyfus Family of Funds; Lillian Vernon Corp., a catalog seller of home products; Winstar Communications, Inc., a wireless communications company; Mountasia Entertainment International, Inc., an operator of family recreation centers; and The New German Fund, a New York Stock Exchange listed mutual fund operated by Deutsche Bank AG. Mr. Wasserman is a graduate of Baruch College and Brooklyn Law School.

        Each director holds office until that director's successor has been duly elected and qualified. The Company's Board of Directors is divided into three classes with Messrs. Blaker, Courter and Knoller constituting Class I, Messrs. Balter, Berman and Wasserman constituting Class II and Messrs. Jonas and Steiner and Ms. Mason constituting Class III. Upon the expiration of the term of each class of directors, directors comprising such class of directors will be elected for a three-year term at the next succeeding annual meeting of stockholders. Executive officers of the Company are elected by the Board of Directors on an annual basis and serve until their successors are duly elected and qualified.

Committees of the Board of Directors

        The Board of Directors has established a Compensation Committee consisting of Messrs. Berman, Blaker and Steiner and an Audit Committee consisting of Messrs. Berman, Blaker and Wasserman. The Compensation Committee will make recommendations concerning the salaries and incentive compensation of employees of and consultants to the Company and will administer the Company's Plan (as defined below). The Audit Committee will be responsible for reviewing the results and scope of audits and other services provided by the Company's independent auditors.

Item 11. EXECUTIVE COMPENSATION.


Compensation of Directors

        Options to purchase 25,000 shares of Common Stock for $10.00 per share were granted to Bert W. Wasserman in March 1996. Such options were immediately exercisable and have a term of ten years. In addition, each non-employee director (including Mr. Wasserman) received as of March 15, 1996 grants exercisable for 10,000 shares of Common Stock at an exercise price of $10.00 per share, and will annually receive grants of options exercisable for 10,000 shares of Common Stock on the date of the Annual Meeting of Stockholders under the Company's Plan.


Executive Compensation

        The following table sets forth certain information for the Company's last completed fiscal year concerning the compensation of the Company's Chief Executive Officer and the Company's most highly compensated executive officers (whose salary and bonus exceeded $100,000), other than the Chief Executive Officer, who were serving as executive officers as of July 31, 1996 (the "Named Executive Officers").

                           Summary Compensation Table

                                                                                   Long-term
                                                                                 Compensation
                                     Annual Compensation                           Awards(2)
                                     -------------------                         ------------


                                                                 Other             Securities
Name and Principal                                              Annual             Underlying      All Other
Position                 Year(1)   Salary($)     Bonus($)    Compensation($)       Options(#)    Compensation($)
------------------       -------   ---------     --------    ---------------       -----------   ---------------


Howard S. Jonas.......    1996      65,000              0            0                 0                  0
    Chairman of The
    Board
    Chief Executive
    Officer
    President
    Treasurer

Howard S. Balter......    1996     175,000         64,000            0                 0                  0
    Chief Operating
    Officer and
    Vice Chairman

----------
(1) Information with respect to prior fiscal years is not presented because the Company was not a reporting Company pursuant to the Securities Exchange Act of 1934, as amended, prior to Fiscal 1996.

(2) The Company does not have executive long-term compensation plans.

Stock Options Granted in Last Fiscal Year

        There were no grants of options to purchase shares of Common Stock made during Fiscal 1996 to the Named Executive Officers.


Option Exercises in Last Fiscal Year and Fiscal Year-End Values

        The following table provides certain information concerning the number of shares of Common Stock underlying unexercised stock options held by each of the Named Executive Officers and the value of such officers' unexercised stock options at July 31, 1996. No stock options were exercised by the Named Executive Officers during Fiscal 1996.

                                                                Number of Securities
                                                               Underlying Unexercised        Value of Unexercised
                                                                   Options at               In-the-Money Options at
                                  Shares                        Fiscal Year-End(#)           Fiscal Year-End($)(1)
                                 Acquired                       ------------------           ---------------------
                                    on          Value
Name                            Exercise(#)   Realized($)   Exercisable   Unexercisable   Exercisable   Unexercisable
----                            -----------   -----------   -----------   -------------   -----------   -------------

Howard S. Jonas..............            0             0            0               0             0               0

Howard S. Balter.............            0             0      552,920               0     6,115,786               0

----------
(1) The closing price of the Common Stock on July 31, 1996, as reported by the Nasdaq National Market, was $11.50 per share.


Employment Agreements

        The Company has entered into employment agreements with Messrs. Jonas, Balter, Scharf, Raab and Courter. Mr. Jonas's employment agreement, dated as of January 1, 1996, provides for a base salary of a minimum of $200,000 which may be increased, but not decreased, during the term of the agreement. The Company may terminate Mr. Jonas's employment only for cause (as defined in the agreement). If the agreement is terminated without cause, the Company is obligated to pay to Mr. Jonas an amount equal to twice his base salary as then in effect. The agreement has a three year term but is automatically extendable for one year periods unless the Board of Directors or Mr. Jonas notifies the other, within ninety days of the anniversary of such period, that the agreement will not be extended. Pursuant to the agreement, Mr. Jonas has agreed to not compete with the Company for a period of one year following termination of the agreement.

        Mr. Balter's employment agreement, dated as of January 1, 1996, provides for a base salary of a minimum of $175,000 which may be increased, but not decreased, during the term of the agreement. The Company may terminate Mr. Balter's employment only for cause (as defined in the agreement). If the agreement is terminated without cause, the Company is obligated to pay to Mr. Balter an amount equal to twice his base salary as then in effect. The agreement has a three year term but is automatically extendable for one year periods unless the Board of Directors or Mr. Balter notifies the other, within 90 days of the anniversary of such period, that the agreement will not be extended. Pursuant to the agreement, Mr. Balter has agreed to not compete with the Company for a period of one year following termination of the agreement.

        The Company entered into an employment agreement with Kenneth Scharf, its Chief Information Officer, dated as of September 1, 1996. The agreement provides for an annual base salary of $200,000. In the event of termination, Mr. Scharf will receive six months severance in the amount of $100,000 from the Company.

        The Company entered into an employment agreement with Eric L. Raab, its Chief Technology Officer, dated as of April 3, 1995, which agreement was amended on December 28, 1995. Mr. Raab's employment agreement has a term of three years from the date of his original agreement and automatically extends for terms of one year thereafter, unless Mr. Raab provides written notice of his decision to not renew the agreement. The agreement also provides for termination for cause (as defined in the agreement) upon six months' written notice. The agreement provides for a base salary of $75,000 for the first year of the agreement and for increases in such amount for each additional year the agreement is in effect.

Pursuant to the agreement, Mr. Raab may continue his involvement with certain business opportunities he had become involved with prior to joining the Company.

        Mr. Courter's employment agreement, dated as of September 4, 1996, provides for a base salary of a minimum of $200,000 which may be increased, but not decreased, during the term of the agreement. The Company may terminate Mr. Courter's employment only for cause (as defined in the agreement). If the agreement is terminated without cause, the Company is obligated to pay to Mr. Courter an amount equal to twice his base salary as then in effect. The agreement has a three year term but is automatically extendable for one year periods unless the Board of Directors or Mr. Courter notifies the other, within ninety days of the anniversary of such period, that the agreement will not be extended. Pursuant to the agreement, Mr. Courter has agreed to not compete with the Company for a period of one year following termination of the agreement.


Employee Stock Option Program

        The Company had an informal stock option program whereby selected key employees were granted options to purchase shares of Common Stock. The primary purpose of this program was to provide long-term incentives to the Company's key employees and to further align their interests with those of the Company. Options granted under such program have a term of ten years and are subject to all other reasonable terms and conditions as the Company deems necessary and appropriate. The selection of the participants and the determination of the number of options to be granted to each participant were made by the Company's Board of Directors. Under such program, options to purchase an aggregate of 2,158,770 shares of Common Stock have been granted. See "Certain Relationships and Related Transactions." The Company does not anticipate that any additional options will be granted under this program.


1996 Stock Option and Incentive Plan

        The Company has adopted the IDT Corporation 1996 Stock Option and Incentive Plan (the "Plan"). The description in this Registration Statement of the principal terms of the Plan is a summary, does not purport to be complete, and is qualified in its entirety by the full text of the Plan which is incorporated by reference as an exhibit to the Registration Statement of which this Prospectus forms a part.

        Pursuant to the Plan, key employees, directors and consultants of the Company are eligible to receive awards of stock options, stock appreciation rights, limited stock appreciation rights and restricted stock. Options granted under the Plan may be "incentive stock options" ("ISOs"), within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or nonqualified stock options ("NQSOs"). Stock appreciation rights ("SARs") and limited stock appreciation rights ("LSARs") may be granted simultaneously with the grant of an option or (in the case of NQSOs), at any time during the term of the Plan. Restricted stock may be granted in addition to or in lieu of any other award granted under the Plan. The Company has authorized 2,300,000 shares of Common Stock for issuance of awards under the Plan (subject to antidilution and similar adjustments).

        The Plan is administered by the Compensation Committee (the "Committee") appointed by the Board of Directors of the Company (the "Board"). Subject to the provisions of the Plan, the Committee will determine the type of award, when and to whom awards will be granted, the number of shares covered by each award and the terms, provisions and kind of consideration payable (if any), with respect to awards. The Committee may interpret the Plan and may at any time adopt such rules and regulations for the Plan as it deems advisable.

        In determining the persons to whom awards shall be granted and the number of shares covered by each award, the Committee shall take into account the duties of the respective persons, their present and potential contribution to the success of the Company and such other factors as the Committee shall deem relevant.

        An option may be granted on such terms and conditions as the Committee may approve, and generally may be exercised for a period of up to 10 years from the date of grant. Generally, ISOs will be granted with an exercise price equal to the "Fair Market Value" (as defined in the Plan) on the date of grant. In the case of ISOs, certain limitations will apply with respect to the aggregate value of option shares which can become exercisable for the first time during any one calendar year, and certain additional limitations will apply to ISOs granted to "Ten Percent Stockholders" (as defined in the Plan) of the Company. The Committee may provide for the payment of the option price in cash, by delivery of Common Stock or Class A Stock having a Fair Market Value equal to such option price, by a combination thereof or by any other method. Options granted under the Plan will become exercisable at such times and under such conditions as the Committee shall determine, subject to acceleration of the exercisability of options in the event of, among other things, a "Change in Control" (as defined in the Plan).

        The Plan provides for automatic formula option grants to eligible non-employee directors of the Company. Options to purchase 10,000 shares of Common Stock were granted to each non-employee director upon the consummation of the Company's initial public offering in March 1996 and options to purchase 10,000 shares of Common Stock will be granted to each new non-employee director upon such director's initial election and qualification for the Board. In addition, options to purchase 10,000 shares of Common Stock will be granted annually to each non-employee director on the day of each annual stockholder meeting. Each option will have an exercise price equal to the Fair Market Value of a share of Common Stock on the date of grant. All such options granted to non-employee directors will be immediately exercisable. All options held by non-employee directors, to the extent not exercised, expire on the earliest of
(i) the tenth anniversary of the date of grant, (ii) one year following the optionee's termination of his directorship on account of death or disability or
(iii) three months following the optionee's termination of his directorship with the Company for any other reason.

        The Plan also permits the Committee to grant SARs and/or LSARs with respect to all or any portion of the shares of Common Stock covered by options. Generally, SARs may be exercised only at such time as the related option is exercisable and LSARs may be exercised only during the 90 days immediately following an "Acceleration Date" (as defined in the Plan) except that, in the case of an "Insider" (as defined in the Plan), (i) an SAR and an LSAR must be held for at least six months before it becomes exercisable and (ii) an LSAR must automatically be paid out in cash. LSARs will be exercisable only if, and to the extent, that the option to which the LSARs relate is then exercisable, and if such option is an ISO, only to the extent the Fair Market Value per share of Common Stock exceeds the option price.

        Upon exercise of an SAR, a grantee will receive for each share for which an SAR is exercised, an amount in cash or Common Stock, as determined by the Committee, equal to the excess, if any, of (i) the Fair Market Value of a share of Common Stock on the date the SAR is exercised over (ii) the exercise price per share of the option to which the SAR relates.

        Upon exercise of an LSAR, a grantee will receive for each share for which an LSAR is exercised, an amount in cash equal to the excess, if any, of
(i) the greater of (x) the highest Fair Market Value of a share of Common Stock during the 90-day period ending on the date the LSAR is exercised, and (y) whichever of the following is applicable: (1) the highest per share price paid in any tender or exchange offer which is in effect at any time during the 90 days ending on the date of exercise of the LSAR; (2) the fixed or formula price for the acquisition of shares of Common Stock in a merger in which the Company will not continue as the surviving corporation, or upon a consolidation, or a sale, exchange or disposition of all or substantially all of the Company's assets, approved by the Company's stockholders (if such price is determinable on the date of exercise); and (3) the highest price per share of Common Stock shown on Schedule 13D, or any amendment thereto, filed by the holder of the specified percentage of Common Stock, the acquisition of which gives rise to the exercisability of the LSAR over (ii) the exercise price per share of the option to which the LSAR relates. In no event, however, may the holder of an LSAR granted in connection with an ISO receive an amount in excess of the maximum amount which will enable the option to continue to qualify as an ISO.

        When an SAR or LSAR is exercised, the option to which it relates will cease to be exercisable to the extent of the number of shares with respect to which the SAR or LSAR is exercised, but will be deemed to have been exercised for purposes of determining the number of shares available for the future grant of awards under the Plan.

        The Plan further provides for the granting of restricted stock awards, which are awards of Common Stock which may not be disposed of, except by will or the laws of descent and distribution, for such period as the Committee determines (the "restricted period"). The Committee may also impose such other conditions and restrictions, if any, on the shares as it deems appropriate, including the satisfaction of performance criteria. All restrictions affecting the awarded shares lapse in the event of a Change in Control.

        During the restricted period, the grantee will be entitled to receive dividends with respect to, and to vote the shares awarded to him. If, during the restricted period, the grantee's service with the Company terminates for any reason, any shares remaining subject to restrictions will be forfeited. The Committee has the authority to cancel any or all outstanding restrictions prior to the end of the restricted period, including cancellation of restrictions in connection with certain types of termination of service.

        The Board may at any time and from time to time suspend, amend, modify or terminate the Plan; provided however, that, to the extent required by Rule 16b-3 ("Rule 16b-3") promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or any other law, regulation or stock exchange rule, no such change shall be effective without the requisite approval of the Company's stockholders. In addition, no such change may adversely affect any award previously granted, except with the written consent of the grantee.

        No awards may be granted under the Plan after ten years after its adoption.


401(k) Plan

        The Company has established a plan, effective September 1, 1996, pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the "401(k) Plan"), for non-union employees. The non-union employees of the Company and its subsidiaries are eligible to participate in the 401(k) Plan after completion of one year of employment with the Company. Under the 401(k) Plan, eligible employees may elect to defer a portion of their salary each year (subject to limits imposed by the Internal Revenue Service). The portion deferred will be paid by the Company to the trustee under the 401(k) Plan. The Company makes a matching contribution to the 401(k) Plan each month on behalf of each participant in an amount equal to 20% of such participant's salary deferral contribution. Matching contributions become vested under the 401(k) Plan at a rate of 20% for each full year of employment. Matching contributions do not begin vesting until the second year of employment.


Compensation Committee Interlocks and Insider Participation

        During Fiscal 1996, the Compensation committee was comprised of Messrs. Berman, Blaker and Courter and the Audit committee was comprised of Messrs. Berman, Blaker and Wasserman. Each of the members of the Compensation Committee and the Audit Committee were not employees of the Company during such period. During Fiscal 1995, the Company did not have a Compensation Committee or an Audit Committee. Messrs. Jonas and Balter each participated in the determination of officers' compensation during Fiscal 1995.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth certain information regarding the beneficial ownership of Common Stock (and Class A Stock, assuming conversion of all shares of Class A Stock into Common Stock) as of September 30, 1996 by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock (and Class A Stock, on an as-converted basis), (ii) each of the Company's directors and the Named Executive Officers and, (iii) all directors and officers of the Company as a group. Unless otherwise noted in the footnotes to the table, the persons named in the table have sole voting and investing power with respect to all shares (or Class A Stock) of Common Stock indicated as being beneficially owned by them.

                                                         Beneficial Ownership
                                                         --------------------
                   Name and Address of                  Number of    Percentage
                    Beneficial Owner*                    Shares     of Ownership
                    -----------------                    ------     ------------
Five Percent Stockholders
Howard S. Jonas(1) ..............................     11,174,330        53.6%
  294 State Street
  Hackensack, NJ 97068
David S. Steiner(2) .............................      1,252,000         6.0
  c/o The Sudler Companies
  75 Eisenhower Pkwy
  Roseland, NJ 07068

Named Executive Officers and Directors
Howard S. Balter(3) .............................        552,920         2.7
Joyce J. Mason(3) ...............................         46,000          *
James Courter(4) ................................        247,000         2.6
Meyer A. Berman(4) ..............................        113,500          *
J. Warren Blaker(3) .............................         10,000          *
Bert W. Wasserman(3) ............................         35,000          *
All directors and officers as a group
  (12 persons) ..................................     13,885,110        66.4

----------
  *    Less than 1%.
(1) Shares of Class A Stock which are convertible on a share-for-share basis into Common Stock at the option of the holder.
(2) Served as a director of the Company's predecessor between 1992 and 1996 and is a director of the Company. Includes 621,000 shares of Common Stock transferred by Mr. Steiner to irrevocable trusts over which Mr. Steiner shares voting power with one individual and 10,000 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days.
(3) Common Stock beneficially owned pursuant to stock options exercisable within 60 days.
(4) Includes 10,000 shares beneficially owned pursuant to stock options exercisable within 60 days.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Simon L. Lermer, who served as a director of the Company from December 1992 to December 1995, is the sole stockholder of Lermer Overseas Telecommunications, Inc. ("Lermer"). Mr. Lermer and Marc Knoller, a director of the Company, are the two directors of Lermer. Under an agreement between Lermer and the Company in effect from April 1994 until May 1996, Lermer provided long-distance telecommunications services to the Company's customers and the Company marketed Lermer's long-distance services and also provided Lermer with marketing, technical support, billing and collection and rate procurement services. Payments made to Lermer by the Company in Fiscal 1994 (from the inception of Lermer in April 1994 until July 31, 1994), Fiscal 1995 and Fiscal 1996 were $181,160, $2,416,534 and $2,142,718, respectively.

        The Company currently leases one of its three headquarters facilities in Hackensack, New Jersey from a corporation which is wholly-owned by Howard Jonas, the Company's Chief Executive Officer and Chairman of the Board of Directors. Aggregate lease payments under such lease were $24,000 for each of Fiscal 1994, 1995 and 1996.

        In September 1995, the Company borrowed $75,000 at 12% per annum from Meyer A. Berman, a stockholder and, as of March 1996, a director, of the Company. The principal amount of, and accrued interest on, this loan was payable in September 1996. In October 1995, the Company issued promissory notes in the principal amount of $100,000 to each of David S. Steiner, a stockholder and, as of March 1996, a director of the Company, and Peter D. Sudler, a stockholder and former director of the Company. These notes bore interest, due in monthly installments, at the rate of 12% per annum and matured one year from issuance. The Company issued promissory notes in the principal amount of $250,000 in January 1996 and in February 1996 to Mr. Steiner. Such notes also bore interest, due in monthly installments, at the rate of 12% per annum and matured one year from issuance. In November 1995, the Company issued a promissory note in the principal amount $100,000 to Mr. Lermer, which note bore interest at the rate of 12% per annum and was due in November 1996. This note required the Company to redeem the note for an amount equal to its principal amount plus accrued interest and a redemption premium in the amount of 10% of the principal amount of the note upon completion of an initial public offering by the Company. All such loans and notes were repaid in full in March 1996 with proceeds from the Company's initial public offering. In the first three quarters of Fiscal 1996, the Company also borrowed an aggregate of $760,000 from Jonas Publishing Corp., a corporation which is wholly-owned by Mr. Jonas. Such borrowings did not bear interest. Of such borrowings, $400,000 was repaid before the initial public offering and $360,000 was repaid with the proceeds of the initial public offering.

        In August 1994, the Company granted options to purchase 552,920 shares of Common Stock to Howard S. Balter, the Chief Operating Officer and a director of the Company, at a weighted average exercise price of approximately $0.44 per share, options to purchase 46,000 shares of Common Stock to Joyce J. Mason, its Secretary and, as of March 1996, a director of the Company, at an exercise price of approximately $0.21 per share and options to purchase 230,000 shares of Common Stock to Marc E. Knoller, the Vice President and, as of March 1996, a director of the Company, at an exercise price of approximately $0.21 per share. In April 1995, the Company granted options to purchase 69,920 shares of Common Stock to Stephen R. Brown, the Chief Financial Officer of the Company, at an exercise price of $0.372 per share and options to purchase 124,440 shares of Common Stock to Eric L. Raab, the Chief Technical Officer of the Company, at a weighted average exercise price of $1.09 per share. Such options have terms of ten years, are subject to all other reasonable terms and conditions and became exercisable as of July 31, 1995. In addition, the Company granted as of March 15, 1996 options to purchase 184,000 shares of Common Stock at an exercise price of $10.00 per share to Mr. Raab pursuant to the Plan. In March 1996, the Company granted options to purchase 25,000 shares of Common Stock to Bert W. Wasserman, a director of the Company, at an exercise price of $10.00 per share and have a term of ten years. The Company also granted options to purchase 10,000 shares of Common Stock at an exercise price of $10.00 per share to each of the non-employee directors as of March 15, 1996. See "Executive Compensation-Compensation of Directors."

        In January 1996, Howard S. Jonas, the Company's Chief Executive Officer and Chairman of the Board of Directors, loaned $500,000 to Yovelle, the owner of the Genie on-line service. In consideration for such loan, Yovelle issued a promissory note in the principal amount of $500,000 to Mr. Jonas. Such note bore interest at a rate of 12% per annum and was due in June 1996. The Company acquired all of the stock of Yovelle in August 1996. Prior to such acquisition, Mr. Jonas's loan was repaid in full by Yovelle.

        The Company has not and will not extend or guarantee loans to officers or directors of the Company, unless such loans are approved by a majority of the directors and a majority of the independent, disinterested, outside directors of the Company, are for bona fide business purposes and may be reasonably expected to benefit the Company.

        James Courter, the President and a Director of the Company, was a partner of the law firm of Verner, Liipfert, Bernhard, McPherson & Hand until September 1996. The firm has served as counsel to the Company since January 1996. Mr. Courter is a partner of the law firm Courtner, Kobert, Laufer & Cohen which has served as counsel to the Company since July 1996. Fees paid to each of the firms by the Company were less than 5% of the firms' gross revenues for each fiscal year in which they represented the Company.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this Report:

     1. Financial Statements.

     2. Financial Statement Schedules.

                    Schedule No.          Description
                    ------------          -----------
                         II               Valuation and Qualifying Accounts
     3. Exhibits.

        Exhibit
          No.      Description
          ---      -----------
         2.01##    Merger Agreement relating to the reincorporation of the
                     Registrant in Delaware.
         3.01##    Restated Certificate of Incorporation of the Registrant.
         3.02##    By-laws of the Registrant.
         4.01###   Specimen Certificates for shares of the Registrant's Common
                     Stock and Class A Stock.
         4.02##    Description of Capital Stock (contained in the Certificate of Incorporation of the Registrant, filed as Exhibit 3.01).
         10.01**   Form of Employment Agreement between the Registrant and
                     Howard S. Jonas.
         10.02**   Form of Employment Agreement between the Registrant and
                     Howard S. Balter.
         10.03**   Form of Employment Agreement between the Registrant and Eric
                     L. Raab.
         10.04##   Form of 1996 Stock Option and Incentive Plan.
         10.05| |  Network Service Provider Agreement between Netscape
                     Communications Corporation and the Registrant.
         10.06**   Marketing Services and Independent Contractor Services
                     Agreement between Lermer Overseas Telecommunications, Inc. and the Registrant.
         10.07#    Rebiller Service Agreement between WorldCom, Inc. (formerly
                     LDDS Communications, Inc.) and the Registrant.
         10.08###  Form of Registration Rights Agreement between the Company's stockholders and the Company
         10.09##   Lease of 294 State Street.
         10.11o    Form of Registration Rights Agreement between Howard S.
                     Jonas and the Registrant.
         10.14| |  Access Agreement between PSINet Inc. and the Registrant.
         21.01*    Subsidiaries of the Registrant.
         27.01*    Financial Data Schedule.

----------
*    filed herewith
| |  to be filed by amendment
+    confidential treatment requested
**   incorporated by reference to Form S-1 filed January 9, 1996, file No.
     333-00204
#    incorporated by reference to Form S-1 filed January 22, 1996, file No.
     333-00204
## incorporated by reference to Form S-1 filed February 21, 1996, file No. 333-00204
###  incorporated by reference to Form S-1 filed March 8, 1996, file No.
     333-00204
o    incorporated by reference to Form S-1 filed March 14, 1996, file No.
     333-00204

(b) Reports on Form 8-K. The Registrant did not file any reports on Form 8-K during the fiscal year ended July 31, 1996.

                                 IDT Corporation

                   Index to Consolidated Financial Statements



Report of Independent Auditors............................................F-2

Consolidated Balance Sheets as of July 31, 1995 and 1996..................F-3
Consolidated Statements of Operations for the years ended
  July 31, 1994, 1995 and 1996............................................F-4
Consolidated Statements of Stockholders' Equity for the years ended
  July 31, 1994, 1995 and 1996............................................F-5
Consolidated Statements of Cash Flows for the years ended
  July 31, 1994, 1995 and 1996............................................F-6
Notes to Consolidated Financial Statements................................F-7
Financial Statement Schedule - Valuation and Qualifying Accounts..........F-20

                         Report of Independent Auditors

The Board of Directors and Stockholders
IDT Corporation

We have audited the accompanying consolidated balance sheets of IDT Corporation as of July 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at July 31, 1995 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

New York, New York
September 30, 1996,
except for Note 14, as to which the date is October 14, 1996

                                 IDT Corporation

                           Consolidated Balance Sheets

                                                                        July 31
                                                                   1995           1996
                                                               -------------------------
Assets
Current assets:
  Cash and cash equivalents                                    $   231,592   $14,893,756
  Trade accounts and commissions receivable, net of allowance
    for doubtful accounts of $250,000 at July 31, 1995           2,029,518    11,497,565
    and $2,100,000 at July 31, 1996
  Advances receivable                                                   --       925,000
  Due from Yovelle                                                      --     1,200,000
  Other current assets                                             141,034     1,985,090
                                                               -------------------------
Total current assets                                             2,402,144    30,501,411

Property and equipment, at cost, net                             1,770,113    12,453,330
Advances receivable                                                     --       325,000
Other assets                                                        25,000       517,630
                                                               -------------------------
Total assets                                                   $ 4,197,257   $43,797,371
                                                               =========================

Liabilities and stockholders' equity Current liabilities:
  Trade accounts payable                                       $   798,587   $ 7,778,860
  Accrued expenses                                               2,028,753     7,770,334
  Deferred revenue                                                 266,584       983,496
  Notes payable to former stockholder                                5,001          --
  Other current liabilities                                        187,357       422,005
                                                               -------------------------
Total current liabilities                                        3,286,282    16,954,695
                                                               -------------------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; authorized shares--
    10,000,000;                                                        --            --
    no shares issued
  Common stock, $.01 par value; authorized shares--
    100,000,000; 4,491,900 and 9,666,900 shares issued and          44,919        96,669
     outstanding in 1995 and 1996, respectively
  Class A stock, $.01 par value; authorized shares--
    35,000,000;  11,174,330 shares issued and  outstanding         111,743       111,743
  Additional paid-in capital                                     3,223,598    44,746,841
  Accumulated deficit                                           (2,469,285)  (18,112,577)
                                                               -------------------------
Total stockholders' equity                                         910,975    26,842,676
                                                               -------------------------
Total liabilities and stockholders' equity                     $ 4,197,257   $43,797,371
                                                               =========================

See accompanying notes.

                                 IDT Corporation

                      Consolidated Statements of Operations


                                                           Year ended July 31
                                                     1994           1995            1996
                                                 --------------------------------------------
Revenues                                         $  3,169,013    $ 11,664,434    $ 57,693,880

Costs and expenses:
  Direct cost of revenues                             989,886       7,543,923      36,437,583
  Selling, general and administrative               2,402,556       5,991,520      35,799,158
  Depreciation and amortization                       105,853         303,619       1,212,235
                                                 --------------------------------------------
Total costs and expenses                            3,498,295      13,839,062      73,448,976
                                                 --------------------------------------------
Loss from operations                                 (329,282)     (2,174,628)    (15,755,096)

Interest expense                                       (3,167)           --          (113,160)
Interest income                                        26,376          15,129         458,464
Other                                                   7,684          14,950            --
                                                 --------------------------------------------
Loss before income taxes and extraordinary item      (298,389)     (2,144,549)    (15,409,792)
Income taxes                                             --              --              --
                                                 --------------------------------------------
Loss before extraordinary item                       (298,389)     (2,144,549)    (15,409,792)
Extraordinary loss on retirement of debt                 --              --          (233,500)
                                                 --------------------------------------------
Net loss                                         $   (298,389)   $ (2,144,549)   $(15,643,292)
                                                 ============================================
Loss per share:

Loss before extraordinary item                   $      (0.02)   $      (0.13)   $      (0.85)
Extraordinary loss on retirement of debt                 --              --             (0.01)
                                                 --------------------------------------------
Net loss                                         $      (0.02)   $      (0.13)   $      (0.86)
                                                 ============================================

Weighted average number of shares used in
  calculation of loss per share                    16,569,292      16,569,292      18,180,023
                                                 ============================================

See accompanying notes.

                                 IDT Corporation
                Consolidated Statements of Stockholders' Equity


                                                Common Stock            Class A Stock       Additional      Stock
                                           ---------------------   ---------------------     Paid-In     Subscription  (Accumulated
                                             Shares      Amount     Shares       Amount      Capital      Receivable      Deficit)
                                           -----------------------------------------------------------------------------------------
Balance at July 31, 1993                   4,491,900   $  44,919   11,174,330   $  111,743   $    939,938  $ (25,000)  $    (26,347)
 Contribution and sale of common stock          --          --           --           --        1,315,000       --             --
 Net loss for the year ended July 31, 1994      --          --           --           --             --         --         (298,389)
                                           -----------------------------------------------------------------------------------------
Balance at July 31, 1994                   4,491,900      44,919   11,174,330      111,743      2,254,938    (25,000)      (324,736)
 Stock options                                  --          --           --           --          968,660       --             --
 Services rendered in exchange for
   subscription receivable                      --          --           --           --             --       25,000           --
 Net loss for the year ended July 31, 1995      --          --           --           --             --         --       (2,144,549)
                                           -----------------------------------------------------------------------------------------
Balance at July 31, 1995                   4,491,900      44,919   11,174,330      111,743      3,223,598       --       (2,469,285)
 Stock options                                  --          --           --           --           70,000       --             --
 Sale of common stock                      4,600,000      46,000         --           --       41,458,993       --             --
 Exercise of warrants                        575,000       5,750         --           --           (5,750       --             --
 Net loss for the year ended July 31, 1996      --          --           --           --             --         --      (15,643,292)
                                           -----------------------------------------------------------------------------------------
Balance at July 31, 1996                   9,666,900   $  96,669   11,174,330   $  111,743   $ 44,746,841  $    --     $(18,112,577)
                                           =========================================================================================

See accompanying notes.

                                 IDT Corporation

                      Consolidated Statements of Cash Flows

                                                                               Year ended July 31
                                                                1994                1995                   1996
                                                          -----------------------------------------------------------
Operating activities
Net loss                                                  $   (298,389)          $ (2,144,549)          $(15,643,292)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
    Stock option expense                                          --                  968,660                 70,000
    Depreciation and amortization                              105,853                303,619              1,212,235
    Write-off of abandoned equipment                            82,000                   --                     --
    Services rendered in exchange for subscription
      receivable                                                  --                   25,000                   --
    Gain on sale of short-term investments                      (7,284)                  --                     --
    Changes in assets and liabilities:
      Accounts receivable                                     (648,928)            (1,104,087)            (9,468,047)
      Due from Yovelle                                            --                     --               (1,200,000)
      Other current assets                                      (9,896)               (97,357)            (1,844,056)
      Other assets                                             (25,000)                  --                 (492,630)
      Advances receivable                                         --                     --               (1,250,000)
      Trade accounts payable                                   321,873                417,662              6,980,273
      Accrued expenses                                         260,557              1,731,696              5,741,581
      Deferred revenue                                            --                  242,921                716,912
      Other current liabilities                                (15,488)               177,810                234,648
                                                          -----------------------------------------------------------
Net cash provided by (used in) operating  activities          (234,702)               521,375            (14,942,376)

Investing activities
Purchase of equipment                                         (716,623)            (1,325,518)           (11,895,452)
Purchase of short-term investments                          (1,490,413)                  --                     --
Proceeds from the sale of short-term investments             1,669,355                297,974                   --
                                                          -----------------------------------------------------------
Net cash used in investing activities                         (537,681)            (1,027,544)           (11,895,452)

Financing activities
Payments on notes due to former shareholder                    (13,334)               (16,669)                (5,001)
Proceeds from notes payable from shareholders,
  affiliates and outside investors                                --                     --                4,237,000
Repayments of  notes payable from shareholders,
  affiliates and outside investors                                --                     --               (4,237,000)
Payments of stockholder loans                                  (77,500)                  --                     --
Proceeds from sale of common stock                           1,315,000                   --               41,504,993
                                                          -----------------------------------------------------------
Net cash provided by (used in) financing activities          1,224,166                (16,669)            41,499,992

                                                          -----------------------------------------------------------

Net increase (decrease) in cash                                451,783               (522,838)            14,662,164
Cash and cash equivalents at beginning of period               302,647                754,430                231,592
                                                          ----------------------------------------------------------
Cash and cash equivalents at end of period                $    754,430           $    231,592           $ 14,893,756
                                                          ==========================================================

See accompanying notes.

                                 IDT Corporation

                   Notes to Consolidated Financial Statements

                                  July 31, 1996


1. Summary of Significant Accounting Policies

Organization

IDT Corporation (the "Company") was incorporated in Delaware in December 1995 as a wholly-owned subsidiary of International Discount Telecommunications, Corp. ("IDT New York"). IDT New York was incorporated under the laws of the state of New York in August 1990. In March 1996, in order to effect IDT New York's Reincorporation in Delaware, IDT New York was merged into the Company ("the Reincorporation"). As part of the Reincorporation, the stockholders of IDT New York exchanged their shares of common stock of IDT New York for an aggregate of 4,491,900 shares of Common Stock and 11,174,330 shares of Class A Stock of the Company. The accompanying financial statements give retroactive effect to the Reincorporation.

The Company provides Internet connectivity and certain telecommunication services to subscribers in the United States and abroad. In August 1996, the Company also began providing Internet telephony services with the introduction of Net2Phone.

Principles of Consolidation

The accompanying consolidated financial statements include accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results inevitably will differ from those estimates.

Revenue Recognition

Monthly subscription service revenue is recognized over the period services are provided. Telecommunication revenues are recognized as they are incurred. Equipment sales are recognized when installation is completed. Deferred revenue consists primarily of semi-annual and annual Internet services billed in advance.

                                 IDT Corporation

1. Summary of Significant Accounting Policies (continued)

Direct Cost of Revenues

Direct cost of revenues consists primarily of telecommunication costs, connectivity costs, and the cost of equipment sold to customers.

Property and Equipment

Equipment, software, and furniture and fixtures are depreciation using the straight-line method over the estimated useful lives of the assets, which range from five to seven years. Leasehold improvements are depreciated using the straight-line method over the term of the lease or estimated useful life of the assets, whichever is shorter.

Subscriber Acquisition Costs and Advertising

Subscriber acquisition costs including sales commissions, license fees and production and shipment of starter packages are expensed as incurred.

The Company expenses the costs of advertising as incurred. For the years ended July 31, 1994, 1995 and 1996, advertising expense totaled $10,000, $581,000 and $8,520,000, respectively.

Software Development Costs

Costs for the internal development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. To date, the Company has essentially completed its software development concurrently with the establishment of technological feasibility and, accordingly, no such costs have been capitalized to date.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are carried at cost which approximates market value.

                                 IDT Corporation

1. Summary of Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes on the liability method as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities.

Net Income (Loss) Per Share

Except as noted below, net income (loss) per common share is computed using the weighted average number of common and Class A shares outstanding and dilutive common stock equivalent shares from stock options. Stock options and warrants are included as share equivalents using the treasury stock method. For all periods prior to the Company's initial public offering the net income (loss) per share amounts were computed in accordance with rules and practices of the Securities and Exchange Commission that require common stock, common stock options and common stock warrants issued at a price substantially below the proposed public offering price and within a twelve-month period prior to an initial public offering of common stock to be treated as common stock equivalents outstanding for all periods prior to the initial public offering.

Current Vulnerability Due to Certain Concentrations

The Company is dependent upon certain suppliers for the provision of telecommunication and Internet services to its customers. The Company has not experienced and does not expect any disruption of such services. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. However, international customers account for a significant amount of the Company's total revenues. Therefore, the Company is subject to risks associated with international operations, including changes in exchange rates, difficulty in accounts receivable collection and longer payment cycles.

Management regularly monitors the creditworthiness of its domestic and international customers and believes that it has adequately provided for any exposure to potential credit losses.

                                 IDT Corporation

1. Summary of Significant Accounting Policies (continued)

Impact of Recently Issued Accounting Standards

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of fiscal 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to or less than the fair value of the shares at the date of grant. In October 1995, the FASB issued of Statement No. 123, Accounting for Stock Based Compensation, which is effective for fiscal years beginning after December 15, 1995. In accordance with the provisions of Statement 123, the Company has elected to continue to account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes compensation expense for stock option grants only when the exercise price is less than the fair value of the shares at the date of grant. However, Statement 123 requires additional pro forma disclosures regardless of whether a company elects to continue to apply APB 25 for its stock option grants. The Company will include such disclosures in its fiscal 1997 annual financial statements.

2.  Advances Receivable

Prior to July 31, 1996, the Company advanced $1,250,000 to one of its carriers. The Company also had trade receivables of approximately $1,600,000 due from the carrier at July 31, 1996. Subsequent to July 31, 1996, the Company converted the advance and trade receivables, plus accrued interest thereon, into a promissory note bearing interest at a rate of 13% per annum and payable in 12 monthly installments commencing on November 15, 1996. The promissory note is secured by the carrier's equipment.

                                 IDT Corporation

3.   Property and Equipment

Property and equipment consists of the following:

                                             July 31
                                        1995          1996
                                   ----------------------------
Equipment                           $  1,906,622    $ 10,661,941
Computer software                        140,319       1,971,018
Leasehold improvements                    48,249         296,718
Furniture and fixtures                   115,902       1,176,867
                                    ----------------------------
                                       2,211,092      14,106,544
Less accumulated depreciation and
   amortization                         (440,979)     (1,653,214)
                                    ============================
Net property and equipment          $  1,770,113    $ 12,453,330
                                    ============================

4.  Note Payable to Former Stockholder

In May 1991, the Company repurchased 1,035,000 shares of its Common for $80,000 payable $20,000 on execution of the agreement and 36 monthly principal payments of $1,667 beginning May 1, 1992. The note bore interest at 2% above the prime rate as defined. In connection with the aforementioned stock repurchase, the former stockholder received a warrant permitting him, in the event of certain sales of the Company's Common stock, as defined, to purchase shares of the Company's stock at a discount to the sale price. On January 1, 1996, in full satisfaction of the previous agreement, the former stockholder was granted a warrant to purchase 575,000 shares of the Company's Common stock for an aggregate purchase price of $1.00. This warrant was exercised in March 1996.

5.  Related Party Transactions

The Company currently leases office space from a corporation which is wholly-owned by an officer stockholder. Aggregate lease payments under such lease, which expires on June 30, 1997, were $24,000 for each of the years ended July 31, 1994, 1995 and 1996. The Company provided a portion of such space to corporations owned by an officer/stockholder without compensation.

The Company has been provided professional services by directors and/or relatives of officers/directors. The Company incurred approximately $9,000, $37,000 and $197,000 for such services for the years ended July 31, 1994, 1995 and 1996, respectively.

                                 IDT Corporation

5.  Related Party Transactions (continued)

During 1996, the Company received $760,000 in non-interest bearing advances from a company which is wholly-owned by an officer/shareholder of the Company. Such advances were repaid during 1996.

The Company supplied telecommunications services to its customers under an agreement wherein Lermer Overseas Telecommunications, Inc. ("Lermer") was the carrier. Simon L. Lermer, who served as a director of the Company from December 1992 to December 1995, is the sole shareholder of Lermer. Mr. Lermer and Marc Knoller, a director of the Company, are the two directors of Lermer. Under an agreement between Lermer and the Company, the Company provides Lermer with marketing, technical support, billing and collection and rate procurement services. Payments made to Lermer in Fiscal 1994 (from the inception of Lermer in April 1994 until July 31, 1994), 1995 and 1996 equal $181,160, $2,416,534 and
$2,142,718, respectively. The Company's revenues for such services amounted to approximately $298,000, $6,016,000 and $13,024,259 for the years ended July 31, 1994, 1995 and 1996, respectively.

During fiscal 1996, the Company obtained a license to supply telecommunications services directly to its customers and the agreement with Mr. Lermer was terminated.

6.  Income Taxes

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                 July 31
                                            1995          1996
                                        ----------------------------
Deferred tax assets:
    Net operating loss carryforwards    $   570,000    $ 7,257,000
    Bad debt reserve                           --          844,000
    Employee benefits                       330,000        418,000
                                        ----------------------------
Deferred tax assets                         900,000      8,519,000
Deferred tax liability - depreciation        60,000        759,000
                                        ----------------------------
Net deferred tax assets                     840,000      7,760,000
Valuation allowance                        (840,000)    (7,760,000)
                                        ----------------------------
Total deferred tax assets               $      --      $      --
                                        ===========================

                                 IDT Corporation

6.  Income Taxes (continued)

The Company has provided a full valuation allowance on net deferred tax assets since realization of these benefit cannot be reasonably assured. The valuation allowance increased by $6,920,000 during 1996.

At July 31, 1996, based upon tax returns filed and to be filed, the Company had net operating loss carryforwards for federal income tax purposes of approximately $18,100,000 expiring in the years 2009 through 2011. These net operating loss carryforwards may be limited in their use in the event of significant changes in the Company's ownership. In addition, their use is limited to future taxable earnings of the Company.

7.  Stockholders' Equity

Common Stock and Class A Stock

The rights of holders of Common stock and holders of Class A stock are identical except for voting and conversion rights and restrictions on transferability. The holders of Class A stock are entitled to three votes per share and the holders of Common stock are entitled to one vote per share. Class A stock is subject to certain limitations on transferability that do not apply to the Common stock. Each share of Class A stock may be converted into one share of Common stock, at any time at the option of the holder.

Stock Options

In August 1994, the Company granted options to purchase 1,783,530 shares of common stock at exercise prices ranging from $0.21 to $0.83 per share. In April 1995, the Company granted options to purchase 356,840 shares of common stock at exercise prices ranging from $0.41 to $1.66 per share. In November 1995, the Company granted options to purchase 18,400 shares of common stock at exercise prices ranging from $2.54 to $10.16 per share. The options granted include various vesting provisions and expire ten years from the date of grant. In connection with the granting of these options, the Company recorded compensation expense of approximately $969,000 and $70,000 during the years ended July 31, 1995 and 1996, respectively.

At July 31, 1996, options to purchase 3,503,520 shares of the Company's Common Stock were outstanding of which 2,446,512 were then exercisable.

                                 IDT Corporation

7.  Stockholders' Equity (continued)

Initial Public Offering

On March 15, 1996, the Company completed an initial public offering of 4,600,000 shares of its common stock for $10 per share. The Company realized net proceeds of approximately $41.5 million from this offering. A portion of the proceeds from this offering was used to repay $3,477,000 of short-term notes previously issued during fiscal 1996.

8.   Commitments and Contingencies

Legal Proceedings

On August 2, 1995, in a suit entitled Fisher, Herbst & Kimble, P.C. et al v. International Discount Telecommunications Corporation, pending in the U.S. District Court of Dallas County, Texas, two plaintiffs alleged violation of the Telephone Consumer Protection Act of 1991, 47 U.S.C. (beta)227(b)(1)(C) ("TCPA). In general, the TCPA prohibits certain kinds of, but not all, unauthorized advertising by way of facsimile. The named Plaintiffs filed suit individually and as a class action certification contending that the Company transmitted advertisements proscribed by the TCPA and should be liable for damages permitted by law. The statute provides a private right of action (if otherwise permitted by the laws or rules of a court of a state) and allows recovery of up to $500 or actual damages, if greater, for each individual violation. The Company has entered into a settlement agreement with such plaintiffs which has received final court approval.

In October 1995, an investigation was instituted by the Attorneys General of Iowa, New Jersey, New York, Tennessee and Texas (collectively, the "A.G.") into certain business practices of the Company as a result of complaints by residents of those states. Michigan, thereafter entered the investigation on or about September 1996. The focus of the A.G.'s investigation concerns advertising practices that the Company voluntarily terminated prior to the notice of investigation from the A.G. The majority of the advertising in question concerns the sale of a product that the Company now sells only in limited circumstances. The A.G. has indicated its desire to settle the matter with a consent order, the content of which is being presently negotiated with the Company. The Company believes that the outcome will not have a material effect on the Company's results of operations or financial condition.

                                 IDT Corporation

8.   Commitments and Contingencies (continued)

On December 29, 1995, DRTV, Inc. a/k/a Surfers ("Surfers") filed a breach of contract action in court. The suit names the Company as defendant and seeks damages for licensing the sale of a product in the retail market to a third party allegedly in violation of the agreement between the Company and Surfers. The Company has filed a counterclaim. The Company and Surfers have reached a settlement agreement and are in the process of finalizing it.

The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. In the opinion of management, settlement of these and the aforementioned actions when ultimately concluded will not have a material adverse effect on results of operations, cash flows or the financial condition of the Company.

Employment Agreements

The Company has entered into employment agreements with four senior executives and two other employees of the Company which extend through December 1999. The employment agreements provide, among other things, minimum annual compensation aggregating $835,000 and for the issuance of stock options and common stock.

Operating Leases

The Company has operating leases for its premises and certain equipment. Rental expense under such leases was approximately $25,000, $30,000 and $178,000 for the years ended July 31, 1994, 1995 and 1996, respectively. Future minimum lease payments under such leases for the years ending July 31 are as follows:

          1997                               $ 392,000
          1998                                 351,000
          1999                                 203,000
          2000                                   4,000
                                           ============
          Total minimum lease payments       $ 950,000
                                          ============

                                 IDT Corporation

8.   Commitments and Contingencies (continued)

License Fees

In connection with the provision of Internet access, the Company provides certain customers with Internet software licensed from a third party. In the prior year, the Company agreed to pay royalties based upon end users. In May 1996, such agreement was amended, except for monies due under the original agreement. Under the terms of the amended agreement, which expires in May 1998, the Company has agreed to pay minimum royalties based upon end users and annual service fees of approximately $1,850,000 and $300,000, respectively. For the years ended July 31, 1994, 1995 and 1996, total licensing fees amounted to $0, $30,000 and $1,098,000, respectively.

Communications Services

The Company has an agreement with a supplier of telecommunications services ("Vendor") which began in August 1994 and continues monthly unless terminated by one of the parties. Under such agreement, the Vendor bills and collects, on behalf of the Company, for long distance telephone services provided to the Company's customers. The Company is responsible for all uncollected receivables. For the year ended July 31, 1995 and 1996, the Company purchased approximately $1,723,000 and $3,900,000 respectively, of services from the Vendor.

The Company has entered into agreements with certain carriers to buy and sell communications services. As of July 31, 1996, the Company has approximately $1,475,000 in minimum purchase commitments related to such agreements.

Distribution Agreements

The Company has entered into distribution agreements under which it has agreed to pay its agents commissions for obtaining new Internet and discount telecommunications customers. The agreements require commissions upon activation of the customers.

9.   Customer, Geographical Area and Segment Information

During the year ended July 31, 1996, one customer accounted for approximately 19% of revenues. No customer accounted for more than 10% of revenues during the years ended July 31, 1994 and 1995.

                                 IDT Corporation

9.   Customer, Geographical Area and Segment Information (continued)

Revenues from customers outside the United States represented approximately 59%, 56% and 23% of total revenues during the years ended July 31, 1994, 1995 and 1996, respectively. No single geographic area accounted for more than 10% of total revenues.

Operating results and other financial data are presented for the principal business segments of the Company for the years ended July 31, 1995 and 1996. Prior to August 1, 1994, the Company operated principally in one segment telecommunications.


                                  Internet          Tele-
                                  Access        communications     Net2Phone    Total
                                -------------------------------------------------------
                                                    ($ in thousands)
 Year ended July 31, 1995
 Revenues                         $    875       $   10,789    $        -     $  11,664
 Income (loss) from operations      (3,005)             830             -        (2,175)
 Depreciation and amortization         187              117             -           304
 Total assets                          869            3,328             -         4,197
 Capital expenditures                  893              433             -         1,326

 Year ended July 31, 1996
 Revenues                           21,986           35,708             -        57,694
 Income (loss) from operations     (17,851)           2,756          (660)      (15,755)
 Depreciation and amortization         930              258            24         1,212
 Total assets                       20,570           22,907           320        43,797
 Capital expenditures               10,335            1,358           202        11,895

10.   Notes and Advances Payable

During fiscal 1996, the Company borrowed an aggregate of $3,477,000 from shareholders, affiliates and outside investors. The notes bore interest at 12% per annum. The notes were repaid with the proceeds of the Company's initial public offering. In connection with the repayment of such notes, the Company incurred a prepayment penalty of $233,500. Such prepayment penalty has been classified as an extraordinary loss on retirement of debt in the accompanying statement of operations.

                                 IDT Corporation

11.   Additional Financial Information

Additional financial information with respect to cash flows is as follows:

                                                   Year ended July 31,
                                           ----------------------------------
                                              1994        1995        1996
                                           ----------------------------------
    Cash payments made for interest        $    4,574  $       -   $  113,000
    Cash payments made for income taxes            --     56,000           --


Other current assets include advances from carriers of $1,498,502 at July 31, 1996. Accrued expenses includes $1,791,587 and $5,839,706 due to telecommunication carriers at July 31, 1995 and 1996, respectively.

12.   Consulting and Licensing Agreement

The Company possesses the exclusive right to make the services of Genie, including its multi-player games and information services, accessible over the Internet and the World Wide Web, pursuant to its agreement with Yovelle Renaissance Corporation ("Yovelle," and such agreement, the "Yovelle Agreement"). Yovelle, a recently formed entity, purchased the Genie service from GE Information Services, Inc. in January 1996. Pursuant to the Yovelle Agreement, the Company provided certain management consulting and other services to Yovelle and paid Yovelle certain online content product costs and licensing fees, in exchange for the right to make Genie's online offerings available over the Internet (including the World Wide Web) exclusively through the Company. The Yovelle Agreement was to expire in February 1998, and was renewable thereafter. The Company's Chief Executive Officer and Chairman of the Board of Directors, loaned $500,000 to Yovelle and received a promissory note in consideration therefor which bore interest at a rate of 12% per annum and was due in June 1996.

During the year ended July 31, 1996, revenue under the Yovelle Agreement amounted to $1,200,000.

In August 1996, the Company purchased all of the issued and outstanding stock of Yovelle for $200,000. The purchase price is comprised of $100,000 in cash and a non-interest bearing promissory note for $100,000, payable on or before December 31, 1996.

                                 IDT Corporation

13.   Joint Venture

In May 1996, the Company entered into an agreement with Internet Consulting Group Limited to make the Company's Internet services available throughout Europe by providing marketing and customer support services. Under the terms of the agreement, the Company has agreed to an initial capital investment of $1,400,000 for 70% of the shares of the new joint venture, of which the Company has invested $90,000 as of July 31, 1996. Operations of the joint venture are expected to commence in 1997.

14.   Subsequent Events

Acquisition of PCIX, Inc.

On August 16, 1996, the Company completed the acquisition of the assets of PCIX, Inc. ("PCIX"), a former alliance partner of the Company. The acquisition price included a $690,000 promissory note, cash payments totaling $260,000, forgiveness of $162,300 owed to the Company from PCIX, and the assumption of $95,400 of other PCIX liabilities. The acquisition price is subject to adjustment based on PCIX's operating activity during the period from May 1, 1996 to August 16, 1996. The promissory note bears interest at 8.25% per annum and matures on August 16, 1998.

Capital Lease

In August 1996, the Company entered into a $1,000,000 capital lease arrangement to acquire computer and communications related equipment. The lease which expires in July 1999, requires monthly payments of $31,270, including interest at 8.4% and is collateralized by the equipment.

Note Payable

On August 8, 1996, the Company borrowed $2,500,000 from a financing company under an interest bearing note. Such note will be repaid in 34 installments of $77,330 per month commencing in October 1996 and includes a balloon payment of $312,500 in September 1999. The note is collateralized by certain equipment owned by the Company.

                                                              Additions
                                              Balance at     Charged to                   Balance
                                              Beginning       Costs and                   at End
              Description                     of Period       Expenses    Deductions(1)  of Period
----------------------------------------------------------------------------------------------------
1994:
Reserves deducted from accounts receivable:
    Allowance for doubtful accounts           $      --     $     5,000   $      --      $     5,000

1995:
Reserves deducted from accounts receivable:
    Allowance for doubtful accounts                 5,000       439,891      (194,891)       250,000

1996:
Reserves deducted from accounts receivable:
    Allowance for doubtful accounts               250,000     4,042,070    (2,192,070)     2,100,000


----------
(1)  Uncollectible accounts written off, net of recoveries.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 IDT CORPORATION


October 29, 1996                 By: /s/ Howard S. Jonas
----------------                     -------------------------------
Date                                     Howard S. Jonas
                                         Chairman and Chief Executive Officer



          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                  Title                  Date
     ---------                  -----                  ----

/s/ Howard S. Jonas        Chairman and Chief        October 29, 1996
-------------------          Executive Officer
   Howard S. Jonas           (Principal Executive
                              Officer)


/s/ Howard S. Balter       Chief Operating Officer   October 29, 1996
--------------------         and Vice Chairman
   Howard S. Balter
                             (Principal Financial
                              Officer)

/s/ Stephen R. Brown       Chief Financial Officer   October 29, 1996
--------------------         (Principal Accounting
   Stephen R. Brown           Officer)


/s/ James Courter          President and Director    October 29, 1996
-----------------
   James Courter

/s/ Marc E. Knoller        Vice President and        October 29, 1996
-------------------           Director
   Marc E. Knoller

/s/ Joyce J. Mason         Secretary and Director    October 29, 1996
------------------
   Joyce J. Mason

------------------         Director                  October __, 1996
   Meyer A. Berman

/s/ J. Warren Blaker       Director                  October 29, 1996
--------------------
   J. Warren Blaker

/s/ David S. Steiner       Director                  October 29, 1996
--------------------
   David S. Steiner

--------------------       Director                  October __, 1996
   Bert W. Wasserman