Form 10-K405/A
period 1996-07-31
IDT CORP
filed 1996-11-21
CIK 1005731

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-K/A

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

                               Explanatory Note
                               ----------------

        The undersigned Registrant hereby amends Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K of Part IV of its Annual Report on Form 10-K for the fiscal year ended July 31, 1996 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

(a)  The following documents are filed as part of this Report:

     1. Financial Statements.

     2. Financial Statement Schedules.

                    Schedule No.          Description
                    ------------          -----------
                         II               Valuation and Qualifying Accounts

     3. Exhibits.

        Exhibit
          No.      Description
          ---      -----------
         2.01##    Merger Agreement relating to the reincorporation of the
                     Registrant in Delaware.
         3.01##    Restated Certificate of Incorporation of the Registrant.
         3.02##    By-laws of the Registrant.
         4.01###   Specimen Certificates for shares of the Registrant's Common
                     Stock and Class A Stock.
         4.02##    Description of Capital Stock (contained in the Certificate of Incorporation of the Registrant, filed as Exhibit 3.01). 10.01**@ Form of Employment Agreement between the Registrant and
                     Howard S. Jonas.
         10.02**@  Form of Employment Agreement between the Registrant and
                     Howard S. Balter.
         10.03**@  Form of Employment Agreement between the Registrant and Eric
                     L. Raab.
         10.04##@  Form of 1996 Stock Option and Incentive Plan.
         10.05*+   Network Service Provider Agreement between Netscape
                     Communications Corporation and the Registrant.
         10.06**   Marketing Services and Independent Contractor Services
                     Agreement between Lermer Overseas Telecommunications, Inc. and the Registrant.
         10.07#    Rebiller Service Agreement between WorldCom, Inc. (formerly
                     LDDS Communications, Inc.) and the Registrant.
         10.08###  Form of Registration Rights Agreement between the Company's stockholders and the Company
         10.09##   Lease of 294 State Street.
         10.11o    Form of Registration Rights Agreement between Howard S.
                     Jonas and the Registrant.
         10.14*+   Access Agreement between PSINet Inc. and the Registrant.
         10.15*+   Restated Sales Agreement between International Computer
                   Systems, Inc. and the Registrant.
         21.01*    Subsidiaries of the Registrant.
         27.01*    Financial Data Schedule.

----------
*    filed herewith
+    confidential treatment requested
**   incorporated by reference to Form S-1 filed January 9, 1996, file No.
     333-00204
#    incorporated by reference to Form S-1 filed January 22, 1996, file No.
     333-00204
## incorporated by reference to Form S-1 filed February 21, 1996, file No. 333-00204
###  incorporated by reference to Form S-1 filed March 8, 1996, file No.
     333-00204
o    incorporated by reference to Form S-1 filed March 14, 1996, file No.
     333-00204
@    compensation plans and arrangements for executives and others.

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

New York, New York
September 30, 1996

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

                                   SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment on Form 10/K-A to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        IDT Corporation

November 7, 1996                        By: /s/ Howard S. Jonas
----------------                            -------------------
Date                                            Howard S. Jonas
                                        Chairman and Chief Executive Officer