Form 10-Q
period 1996-10-31
IDT CORP
filed 1996-12-17
CIK 1005731

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                for the Quarterly Period Ended October 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934


                        Commission File Number  0-27898
                                                -------

                                IDT CORPORATION
             (Exact name of Registrant as specified in its Charter)

    Delaware                                                     22-3415036
    ---------                                                    ----------
   (State or other jurisdiction of                           (I.R.S Employer
  incorporation or organization)                          Identification No.)

    294 State Street, Hackensack, New Jersey                          07601
    ----------------------------------------                          -----
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X     No
                                           ---       ---


     Common Stock, $.01 par value -- 9,666,900 shares as of December 13, 1996 Class A Common Stock, $.01 par value--11,174,330 shares as of December 13,
1996
 (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

     Exhibit Index appears on page 16

                                IDT CORPORATION


                               Table of Contents


PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited):

              Condensed Consolidated Balance Sheets as of July 31, 1996 and
               October 31, 1996................................................3

              Condensed Consolidated Statements of Operations for the three months ended October 31, 1995 and 1996..........................4

              Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 1995 and 1996..........................5

              Notes to Condensed Consolidated Financial
               Statements....................................................6-7

     Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................8-12

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................13

     Item 2.  Changes in Securities...........................................13

     Item 3.  Defaults upon senior securities.................................13

     Item 4.  Submission of Matters to a Vote of Security Holders.............13

     Item 5.  Other Information...............................................13

     Item 6.  Exhibits and Reports on Form 8-K................................14

     Signatures...............................................................15

     Exhibit Index............................................................16

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                IDT CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                        October 31, 1996   July 31, 1996
                                        -----------------  --------------
                                           (unaudited)        (Note 1)
ASSETS
Current assets
  Cash and cash equivalents                 $  9,191,237    $ 14,893,756
  Short-term investments                         957,108              --
  Accounts Receivable (Net)                   12,594,978      11,497,565
  Other current assets                         3,249,685       4,110,090
                                            ------------    ------------
    Total current assets                      25,993,008      30,501,411

  Property and equipment, net                 20,515,693      12,453,330
  Other assets                                 2,133,258         842,630
                                            ------------    ------------
    Total assets                            $ 48,641,959    $ 43,797,371
                                            ============    ============

LIABILITIES AND
 STOCKHOLDERS'
 EQUITY
Current liabilities
 Trade accounts payable                     $  8,202,132    $  7,778,860
 Accrued expenses                              7,514,495       7,770,334
 Deferred revenue                              1,905,993         983,496
 Notes payable & current portion
    of long-term debt and capital
    lease obligations                          1,596,090             ---
 Other current liabilities                       408,333         422,005
                                            ------------    ------------
   Total current liabilities                  19,627,043      16,954,695

 Long-term debt and capital lease
    obligations                                5,278,883             ---
 Commitments and contingencies                      ----             ---
                                            ------------    ------------
   Total liabilities                          24,905,926      16,954,695

Stockholders' equity
   Preferred stock, $.01 par value;                  ---             ---
      authorized shares-10,000,000;
      no shares issued
   Common stock, $.01 par value;                  96,669          96,669
      authorized shares-
      100,000,000; 9,666,900
      shares issued and outstanding
   Class A stock, $.01 par value;                111,743         111,743
       authorized shares-
       35,000,000; 11,174,330
       shares issued and outstanding
   Additional paid in capital                 44,746,841      44,746,841
   Accumulated deficit                       (21,219,220)    (18,112,577)
                                            ------------    ------------
     Total stockholders' equity               23,736,033      26,842,676
                                            ------------    ------------
   Total liabilities and
      stockholders' equity                  $ 48,641,959    $ 43,797,371
                                            ============    ============

          See notes to condensed consolidated financial statements.

                                IDT CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                      Three months ended October 31,
                                          1996             1995
                                          ----             ----
Revenues                                $28,317,671      $ 6,600,818

Cost and expenses:
   Direct cost of revenues               18,012,801        4,172,712
   Selling, general, and
     administrative                      12,597,679        3,953,483
   Depreciation                             963,433          130,755
                                        -----------      -----------

   Total costs and expenses              31,573,913        8,256,950
                                        -----------      -----------

Loss from operations                     (3,256,242)      (1,656,132)

Interest and other, net                     149,599            2,817
                                        -----------      -----------

    Net loss                            $(3,106,643)     $(1,653,315)
                                        ===========      ===========

Net loss per share                           ($0.15)          ($0.10)
                                        ===========      ===========
Weighted average number of
    shares used in calculation of
    earnings per share                   20,841,230       16,569,292
                                        ===========      ===========

           See notes to condensed consolidated financial statements.

                                IDT CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                   Three months ended October 31,
                                            1996        1995
                                            ----        ----
Cash provided by (used in)
    operating activities             ($4,820,559)  $ 240,652

Investing activities
Payment for purchase of Yovelle,
     net of cash acquired                376,843          --
Purchase of short-term
     investments                        (757,108)         --
Receipt of payment on advance          1,500,000          --
Payment for the purchase of ICS
     assets                           (2,250,000)         --
Purchase of property and
     equipment                        (4,122,656)   (835,546)
                                    ------------   ---------
Net cash used in investing
     activities                       (5,252,921)   (835,546)

Financing activities
Repayment of loans                      (374,286)     (5,001)
Repayments of capital lease
     obligation                           (4,753)         --
Proceeds from loans                    4,750,000     450,000
                                    ------------   ---------
Net cash provided by financing
     activities                        4,370,961     444,999
                                    ------------   ---------

Net decrease in cash & cash
     equivalents                      (5,702,519)   (149,895)
Cash & cash equivalents,
     beginning of period              14,893,756     231,592
                                    ------------   ---------
Cash & cash equivalents,
     end of period                  $  9,191,237   $  81,697
                                    ============   =========

Supplemental disclosures of
    cash flow information
Interest paid                       $     48,410          --
Income taxes paid                             --          --


           See notes to condensed consolidated financial statements.

                                IDT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of IDT Corporation and Subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 1996 are not necessarily indicative of the results that may be expected for the year ending July 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1996 as filed with the Securities and Exchange Commission.

Note 2 -  Property and Equipment

     Property and equipment consists of the following:

                                  October 31, 1996   July 31, 1996
                                  ----------------   -------------
Equipment                         $18,827,522        $10,661,941
Computer software                   2,527,282          1,971,018
Leasehold improvements                439,515            296,718
Furniture and fixtures              1,209,457          1,176,867
Automobile                             21,650                 --
Property and improvements             106,914                 --
                                  -----------        -----------
                                   23,132,340         14,106,544
Less: Accumulated depreciation
    and amortization               (2,616,647)        (1,653,214)
                                  -----------        -----------
                                  $20,515,693        $12,453,330
                                  ===========        ===========

Note 3 - Acquisitions

     During the quarter ended October 31, 1996, the Company purchased the equipment and networks of two of its alliance partners for approximately $4.4 million of which the Company issued two promissory notes totaling $1,440,000. In addition, to pay a portion of the purchase price the Company borrowed $2,250,000 in a four year note with interest only payments for the first six months at 11% per annum and 42 equal monthly payments of principal and interest at 14% per annum and convertible into Common Stock at the lower of $14 or the market price at the date of conversion per share at the option of the holder after nine months of issuance.

     In August 1996, the Company purchased all of the issued and outstanding stock of Yovelle Renaissance Corporation, who owns the GENIE online service, for cash of $200,000 which is due and payable in December 1996. The purchase price included assumption of a note payable of $750,000 to GE Information Services, due by December 15, 1996 and resulted in the recording of Goodwill of $1,372,289 which is included in other assets and is being amortized over forty years.

Note 4 - Loans payable and capital lease obligations

     During the quarter ended October 31, 1996, the Company borrowed $6,190,000 consisting of four interest bearing notes collateralized by certain equipment owned by the Company and with terms ranging from twenty-four months to forty-eight months.
     One note of $2,250,000 can be converted into Common Stock at the option of the holder.

     The Company also entered into three capital lease arrangement to acquire computer and communications related equipment totaling approximately $314,000 in aggregate with terms ranging from twenty-four months to thirty-six months and collateralized by the equipment.

Note 5 - Legal Proceedings and Contingencies

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

     On December 29, 1995, DRTV, Inc. a/k/a Surfers Unlimited, L.L.C. ("Surfers") filed a breach of contract action in the New Jersey Superior Court, Bergen County. The suit names the Company as defendant and seeks restitutional and consequential damages in an unspecified amount for licensing the sale of a product in the retail market to a third party allegedly in violation of the agreement between the Company and Surfers. The Company has filed a counterclaim. The Company and Surfers have had settlement discussion; however, the Company does not believe that a settlement of this matter is imminent.

     On June 19, 1996, the Business Software Alliance ("BSA") in correspondence with the Company alleged that the Company has made unlicensed internal use of certain third party software. The Company has agreed to conduct an internal software audit and is in negotiations with BSA to settle this matter. Although there can be no assurance, the Company believes that the outcome will not have a material adverse effect on the ongoing business of the Company.

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

     The Company received correspondence from a stockholder of 575,000 shares of Common Stock with the right to require the Company to register his shares for sale in a public offering. The Company asserted its right to delay or suspend such registration for a limited time under specified circumstances. The stockholder has stated his belief that the Company has no such right and that the Company and Howard Jonas, its Chairman and Chief Executive Officer, will be held responsible for any loss suffered by such stockholder from a decline in the market price of the stock or other losses resulting from the delay in registering his shares. Although the Company believes it has valid defenses to the stockholder's claims, there can be no assurance as to the outcome of this matter.

     The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. Although there can be no assurance, the opinion of management is that settlement of these actions, when ultimately concluded, will not have a material adverse effect on results of operations, cash flows or the financial condition of the Company.

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the accompanying condensed consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes there to and Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company contained in the Company's Annual Report on Form 10-K for the year ended July 31, 1996, as filed with the Securities and Exchange Commission.

Overview

     IDT is an international telecommunications company offering a broad range of competitively priced long-distance telephone, and Internet access services in the U.S. and abroad and recently began offering Internet telephony services.

     The Company entered the international call reorigination business in 1990 to capitalize on the opportunity created by the spread between U.S. and foreign-originated international long-distance telephone rates. IDT leveraged the expertise derived from, and calling volume generated by, its call reorigination business to enter the domestic long-distance business in late 1993, by reselling long-distance telecommunications services of other carriers to IDT's domestic customers. As a value-added service for its domestic long-distance customers, the Company began offering Internet access in early 1994, eventually offering dial-up and dedicated Internet access to individuals and businesses as stand-alone services. In 1995, IDT began reselling to other long-distance carriers access to the favorable telephone rates and special tariffs the Company receives because of the calling volume generated by its call reorigination customers. In August 1996, IDT entered the Internet telephony market with its introduction of Net2Phone.

     Revenues from the Company's telecommunications operations are derived primarily from the following activities: (i) international long-distance call reorigination services; (ii) international direct-dial services for individuals and businesses; (iii) resale of long-distance minutes to other long-distance carriers; and (iv) marketing to individuals and businesses of domestic long-distance services provided by WorldCom. Revenues from the Company's Internet operations are derived from providing Internet access services to individuals and businesses.

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

     The Company also has a direct connect Internet access service that is marketed to businesses that typically require high-speed dedicated circuits from customer premises to a Company or alliance partner POP. The Company charges subscribers using 56Kbps lines approximately $350 per month and subscribers utilizing full T1 lines approximately $1,400 per month for direct connect service. As of October 31, 1996, the Company had 267 direct connect subscribers.

     The Company began offering premium services to its subscribers in April 1996, and has experienced a trend towards an increase in the percentage of new customers subscribing for Premium Accounts. However, there can be no assurance that this trend will continue. As the Company has expanded and continues to expand its nationwide network of POPs and leased lines, it expects to maintain an increasingly greater percentage of its customer base on Company-owned POPs, while reducing its dependence on alliance partners. However, there can be no assurance that this trend will continue.

     The Company's ability to achieve revenue growth and profitability is dependent upon its ability to acquire and retain customers. To continue to realize subscriber growth, the Company must continue to attract additional subscribers and replace terminating subscribers. The sales and marketing expenses and subscriber acquisition costs associated with attracting new subscribers, however, are substantial. Accordingly, the Company's ability to improve operating margins will depend in part on its ability to retain its subscribers and there can be no assurances that the Company's investments in telecommunications infrastructure, customer support capabilities and software releases will improve subscriber retention. The Company has expanded both the personnel and operating hours of technical support and customer service staffs, hired experienced managers and has made additional expenditures to enhance customer and technical support systems. These strategies and commitments have required substantial up-front expenditures for additional personnel, marketing, facilities, infrastructure, product development and capital equipment and have and may continue to adversely affect short-term operating results. There can be no assurance that revenue growth will continue or that the Company will in the future achieve or sustain profitability or positive cash flow from operations on either a quarterly or annual basis.

     In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company has adopted Statement 121 in the first quarter of fiscal 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

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

Three Months Ended October 31, 1996 Compared to Three Months Ended October 31, 1995

Results of Operations

     Revenues. Revenues increased 329% from approximately $6.6 million for the three months ended October 31, 1995 to approximately $28.3 million for the three months ended October 31, 1996. Revenues from the Company's telecommunications operations increased 277% from approximately $4.8 million for the three months ended October 31, 1995 to approximately $18.1 million for the three months ended October 31, 1996. Revenues from the Company's Internet operations increased 461% from approximately $1.8 million for the three months ended October 31, 1995 to approximately $10.1 million for the three months ended October 31, 1996. The increase in telecommunications revenues was due primarily to a 400% increase in rebilled long-distance minutes from 6.7 million minutes to approximately 33.5 million minutes. The increase in rebilled long-distance minutes was due to a substantial increase in international call reorigination customers, and the addition of wholesale carrier clients. The number of international call reorigination customers increased from approximately 4,500 at October 31, 1995 to 26,500 customers at October 31, 1996. The addition of wholesale carrier clients resulted in an increase in long-distance arbitrage revenues of 592% from approximately $1.4 million for the three months ended October 31, 1995 to approximately $9.7 million for the three months ended October 31, 1996. As a percentage of telecommunications revenues and overall revenues, long-distance arbitrage revenues increased from approximately 29.7% to 53.6% and 21.6% to 34.3%, respectively. As a percentage of total revenues,

Internet revenues increased from approximately 27.3% for the three months ended October 31, 1995 to approximately 35.8% for the three months ended October 31, 1996. The increase in Internet revenues both in dollar terms and as a percentage of revenues was due primarily to an increase in dial-up subscribers from approximately 33,600 as of October 31, 1995 to approximately 153,100 as of October 31, 1996. Internet revenues also included approximately $1.3 million of online service revenues million for the three months ended October 31,1996 and $0 for the three months ended October 31, 1995. Net2Phone revenues for the three months ended October 31, 1996 were approximately $79,000, compared to $0 for the three months ended October 31, 1995.

     Direct Cost of Revenues. Direct cost of revenues consists primarily of the costs paid to carriers for the transmission and termination of switched minutes through IDT's facilities, and to a lesser extent, fees paid to alliance partners, leased circuits and network costs, local access costs, Internet connectivity costs, switch maintenance costs, and Online network processing costs. The Company's direct cost of revenues increased by 327% from approximately $4.2 million in the three months ended October 31, 1995 to approximately $18.0 million in the three months ended October 31, 1996. As a percentage of revenues, these costs increased from 63.2% to 63.6% in the three months ended October 31, 1995 and 1996, respectively. The increase in absolute dollars is primarily due to increases in underlying carrier costs as the Company's telecommunications minutes of use, and associated revenue, grew substantially. To a lesser extent, the increase is due to the increase in fees paid to alliance partners, the costs of leased circuits and networks and of access lines and network connectivity to support subscriber growth in both Internet access and international call reorigination and the Online network processing costs. The Company expects that direct cost of revenues will continue to increase in absolute dollar terms as the Company expands its telecommunications and Internet subscriber bases.

     Selling, General and Administrative. Selling, general and administrative costs increased 223% from approximately $3.9 million in the three months ended October 31, 1995 to approximately $12.6 million in the three months ended October 31, 1996. As a percentage of revenues, these costs decreased from 59.8% to 44.5% in Fiscal 1995 and 1996, respectively. The increase in these costs in dollar terms was due primarily to the addition of sales, marketing and technical and customer support personnel hired to support the growth of the Company's Internet access business, the increased advertising to attract Internet dial-up subscribers and costs incurred in developing and marketing Net2Phone. The Company anticipates selling, general and administrative costs in dollar terms will continue to increase as the Company implements its growth strategy.

     Depreciation and Amortization. Depreciation and amortization costs increased 635% from approximately $131,000 in the three months ended October 31, 1995 to approximately $963,000 in the three months ended October 31, 1996. As a percentage of revenues, these costs increased from 2.0% to 3.4% in the three months ended October 31, 1995 and 1996, respectively. These costs increased in absolute terms primarily as a result of the Company's higher fixed asset base during Fiscal 1996 as compared with Fiscal 1995 due to the Company's efforts to install additional Company-owned POPs, enhance its network infrastructure and expand its facilities. The Company anticipates depreciation and amortization costs will continue to increase as the Company continues to implement its growth strategy.

     Income (loss) from Operations. Income from operations for the telecommunications segment decreased to approximately $621,000 in the three months ended October 31, 1996 from $849,000 in the three months ended October 31, 1995 and as a percentage of telecommunication revenues to 3.4% from 17.8%. The decrease in dollars resulted principally from increased selling, general and
administrative expenses generated by the expansion of operations.   The decrease
as a percentage of telecommunication revenues resulted from increased selling general and administrative expenses as well as the increased percentage of long-distance arbitrage revenues which typically carry lower margins. Loss from operations for the Internet access segment increased to $3.2 million in the three months ended October 31, 1996 from approximately $2.5 million in the three months ended October 31, 1995. The loss from operations from the Internet access segment was principally due to the initial costs of acquiring customers, increased personnel and facilities costs to sustain growth and substantial marketing expenses to create customer awareness. The increased loss of the Internet access segment is largely due to the growth in Internet customer base as the initial costs of acquiring customers exceeds the initial revenue received from such customers. The loss generated from the development and marketing of Net2Phone was approximately $632,000 for the three months ended October 31, 1996.

     Income Taxes. The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The Company did not record an income tax benefit in the three months ended October 31, 1995 or 1996, as the realization of available tax losses was not probable.

Liquidity and Capital Resources

     Historically, the Company has satisfied its cash requirements principally through a combination of cash flow from operations, sales of equity securities and borrowings from third parties (including its stockholders). In Fiscal 1996, the Company raised $3,477,000 through the issuance of notes. The proceeds from the issuance of the notes were used for general corporate purposes, including working capital. In March 1996, the Company completed an initial public offering of 4,600,000 shares of Common Stock for $10 per share. The Company realized approximately $41.5 million from this offering. A portion of the proceeds were used to repay $3,477,000, the principal amount of short-term notes previously issued during Fiscal 1996. In connection with the repayment of such notes, the Company incurred prepayment penalty of $233,500. Such prepayment penalty was classified as an extraordinary loss for the early retirement of debt in the Company's consolidated statement of operations for the year ended July 31, 1996. The Company used the remaining net proceeds from the offering for general corporate purposes, capital expenditures and working capital, including to (i) expand and improve the Company's Internet network infrastructure, (ii) increase the Company's sales and marketing efforts, (iii) expand and improve the Company's customer support and fulfillment capabilities, (iv) intensify the Company's research and development activities, (v) develop new Internet applications and content, and (vi) expand the Company's telecommunications
operations.   At October 31, 1996, the Company had cash, and cash equivalents of
$9.2 million and working capital of approximately $6.4 million.

     The Company generated negative cash flow from operating activities of approximately $4.8 million during the three months ended October 31, 1996, compared to a positive cash flow from operating activities of approximately $240,000 during the three months ended October 31, 1995. The changes in operating cash flows from the three months ended October 31, 1996 to the three months ended October 31, 1995 were primarily due to increases in accounts receivable and prepaid and other assets in relation to accounts payable and other current liabilities. Cash flow from operations varied significantly from quarter to quarter, depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable. Accounts and commissions receivable (net of allowances) were approximately $12.6 million and $2.2 million at October 31, 1995 and 1996, respectively. Accounts receivable, accounts payable and accrued expenses have increased period to period as the Company's businesses have grown. Because of the nature of the Company's Internet access business and the rapid increase in the number of subscribers, allowance for doubtful accounts has also grown from period to period.

     Purchases of fixed assets increased from approximately $835,000 in three months ended October 31, 1995 to approximately $9.0 million in three months ended October 31, 1996, primarily as a result of purchases of equipment to support expansion of the Company's network infrastructure, and expansion of the Company's facilities. The Company is upgrading and expanding its existing network infrastructure by building a new, higher capacity, frame-relay based network backbone and by adding Company-owned POPs.

     The Company experiences intense competition in both its telecommunications and Internet access businesses. If additional competition were to lead to significant price reductions, especially in the price of the Company's expanding Internet services, cash flows from operations would be materially adversely affected.

     The Company intends to, where appropriate, make strategic acquisitions to increase its telecommunications customer base. The Company may also make strategic acquisitions related to its Internet business. From time to time, the Company evaluates potential acquisitions of companies, technologies, products and customer accounts that complement the Company's businesses. In the three months ended October 31, 1996, the Company purchased the equipment and networks of two of its alliance partners for approximately $4.4 million. The purchase price includes cash of $2,250,000, which was financed by a four year note, assumption of trade liabilities of approximately $280,000 excluding $429,000 due to the Company) and the issuance of promissory notes totaling approximately $1,440,000 of which $690,000 is a two year note at 8.25% interest per annum, and $750,000 is a four year note at 10% per annum. No additional acquisitions are currently contemplated.

     The Company believes that, based upon its present business plan, its existing cash resources and expected cash flow from operating activities will be sufficient to meet its currently anticipated working capital and capital expenditure requirements for at least the next twelve months. If the Company's growth exceeds current expectations or the Company expedites or expands its network expansion or if the Company's cash flow from operations is insufficient to meet its working capital and capital expenditure requirements, the Company will need to raise additional capital from equity or debt sources. There can be no assurance that the Company will be able to raise such capital on favorable terms or at all. If the Company is unable to obtain such additional capital, the Company may be required to reduce the scope of its presently anticipated expansion, which could adversely affect the Company's business and results of operations and its ability to compete.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
---------------------------------------------------------

  The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs or strategies regarding the future. Forward looking statements include the Company's liquidity, anticipated cash needs and availability, and anticipated expense levels under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward looking statements included in this document are based on information available to the Company on the date of this Report, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those expressed or implied in such forward looking statements. Among the factors that could cause actual results to differ materially are the Company's recent entry into new telecommunications markets and new service offerings, the intense competition in the markets in which the Company operates and the domination of many markets by large industry participants, the Company's dependence on others to support or provide many of the services offered by the Company, technological change and uncertainty, regulatory developments and the Company's ability to manage its anticipated growth. You should also consult the risk factors listed in the Company's Annual Report on Form 10-K from the year ended July 31, 1996 as well as those factors listed from time to time in the Company's other reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the Securities Act of 1933.

PART II.   OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         Incorporated by reference from Part I, Item 1, Financial Statements,
         Note 5 captioned "Legal Proceedings and Contingencies."

Item 2.  CHANGES IN SECURITIES

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

         None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits:

Exhibit
Number
------

2.01## Merger Agreement relating to the reincorporation of the Registrant in Delaware.
3.01##    Restated Certificate of Incorporation of the Registrant.
3.02##    By-laws of the Registrant.
4.01### Specimen Certificates for shares of the Registrant's Common Stock and Class A Stock.
4.02## Description of Capital Stock (contained in the Certificate of Incorporation of the Registrant, filed as Exhibit 3.01).
10.01**   Form of Employment Agreement between the Registrant and
          Howard S. Jonas.
10.02**   Form of Employment Agreement between the Registrant and
          Howard S. Balter.
10.03**   Form of Employment Agreement between the Registrant and Eric L. Raab.
10.04##   Form of 1996 Stock Option and Incentive Plan.
10.05.. Network Service Provider Agreement between Netscape Communications Corporation and Registrant
10.06** Marketing Services and Independent Contractor Services Agreement between Lermer Overseas Telecommunications, Inc. and the Registrant.
10.07# Rebiller Service Agreement between WorldCom, Inc. (formerly LDDS Communications, Inc.) and the Company.
10.08### Form of Registration Rights Agreement between the Company's stockholders and the Company
10.09##   Lease of 294 State Street.
10.11! Form of Registration Rights Agreement between Howard S. Jonas and the Registrant.
10.14..   Access Agreement between PSINet Inc. And the Registrant.
10.15.. Rested Sales Agreement between International Computer Systems, Inc. and the Registrant.
21.01+    Subsidiaries of the Registrant.
27.00*    Financial Data Schedule.


*       filed herewith
 ..      incorporated by reference to Form 10-K/A filed November 21, 1996
        (confidential treatment request pending)
**      incorporated by reference to Form S-1 filed January 9, 1996, file
        No. 33300204
#       incorporated by reference to Form S-1 filed January 22 ,1996, file
        No. 33300204
## incorporated by reference to Form S-1 filed February 21 ,1996, file No. 33300204
###     incorporated by reference to Form S-1 filed March 8 ,1996, file
        No. 33300204
!       incorporated by reference to Form S-1 filed March 14 ,1996, file
        No. 33300204
+       incorporated by reference to Form S-1 filed October 29, 1996, file
        No.33300204

(b) Reports on Form 8-K. The registrant did not file any reports on Form 8-K during the quarter ended October 31, 1996.

                                IDT CORPORATION

                                   FORM 10-Q

                                October 31, 1996





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          IDT CORPORATION


December 16, 1996            By  /s/ Howard S. Jonas
-----------------                -----------------------------------
Date                             Howard S. Jonas
                                 Chairman of the Board
                                 and Chief Executive Officer
                                 (Principal Executive Officer)


December 16, 1996            By  /s/ Howard Balter
-----------------                -----------------------------------
Date                             Howard Balter
                                 Chief Operating Officer and
                                 Director
                                 (Principal Financial Officer)


December 16, 1996            By  /s/ Stephen R. Brown
-----------------                -----------------------------------
Date                             Stephen R. Brown
                                 Chief Financial Officer
                                 (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number
------

2.01## Merger Agreement relating to the reincorporation of the Registrant in Delaware.
3.01##    Restated Certificate of Incorporation of the Registrant.
3.02##    By-laws of the Registrant.
4.01###   Specimen Certificates for shares of the Registrant's
          Common Stock and Class A Stock.
4.02## Description of Capital Stock (contained in the Certificate of Incorporation of the Registrant, filed as Exhibit 3.01).
10.01**   Form of Employment Agreement between the Registrant and Howard S.
          Jonas.
10.02**   Form of Employment Agreement between the Registrant and Howard S.
          Balter.
10.03**   Form of Employment Agreement between the Registrant and Eric L. Raab.
10.04##   Form of 1996 Stock Option and Incentive Plan.
10.05.. Network Service Provider Agreement between Netscape Communications Corporation and Registrant
10.06** Marketing Services and Independent Contractor Services Agreement between Lermer Overseas Telecommunications, Inc. and the Registrant.
10.07# Rebiller Service Agreement between WorldCom, Inc. (formerly LDDS Communications, Inc.) and the Company.
10.08### Form of Registration Rights Agreement between the Company's stockholders and the
          Company
10.09##   Lease of 294 State Street.
10.11! Form of Registration Rights Agreement between Howard S. Jonas and the Registrant.
10.14..   Access Agreement between PSINet Inc. And the Registrant.
10.15.. Rested Sales Agreement between International Computer Systems, Inc. and the Registrant
21.01+    Subsidiaries of the Registrant.
27.00*    Financial Data Schedule.


*      filed herewith
 ..     incorporated by reference to Form 10-K/A filed November 21, 1996
       (confidential treatment request pending)
**     incorporated by reference to Form S-1 filed January 9, 1996, file
       No. 33300204
#      incorporated by reference to Form S-1 filed January 22,1996, file
       No. 33300204
##     incorporated by reference to Form S-1 filed February 21,1996, file
       No. 33300204
###    incorporated by reference to Form S-1 filed March 8,1996, file
       No. 33300204
!      incorporated by reference to Form S-1 filed March 14,1996, file
       No. 33300204
+      incorporated by reference to Form S-1 filed October 29, 1996, file
       No. 33300204