Form 10-K405/A
period 1996-07-31
IDT CORP
filed 1997-01-06
CIK 1005731

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

                               Explanatory Note
                               ----------------

        The undersigned Registrant hereby files this Amendment No. 2 to Item
14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K of Part IV of its Annual Report on Form 10-K for the fiscal year ended July 31, 1996 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

                                   SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 on Form 10/K-A to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        IDT Corporation

January 3, 1997                         By: /s/ Stephen R. Brown
---------------                             -----------------------
Date                                        Stephen R. Brown
                                            Chief Financial Officer