Form 10-Q
period 1997-01-31
IDT CORP
filed 1997-03-17
CIK 1005731

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended January 31, 1997

                                       or
[ ]     Transition Report Pursuant To Section 13 Or 15(D) Of The Securities
                              Exchange Act Of 1934

                         Commission file number: 0-27898

                                 IDT CORPORATION
             (Exact name of Registrant as specified in its Charter)

                               Delaware 22-3415036
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                 294 State Street, Hackensack, New Jersey 07601
               (Address of principal executive office) (zip code)

                                 (201) 928-1000
               (Registrant's telephone number including area code)

                                 Not Applicable
            (Former name, former address, and former fiscal year, if
                        changed since last report date)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Common Stock, $.01 par value -- 9,889,600 Shares as of March 6, 1997 Class A Common Stock, $.01 par value -- 11,174,330 shares as of March 6, 1997
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

Exhibit Index appears on page 18

                                 IDT CORPORATION

                                Table Of Contents


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):


Condensed Consolidated Balance Sheets as of July 31, 1996 and January 31,
1997........................................................................3


Condensed Consolidated Statements Of Operations for the six and three months ended January 31, 1996 and 1997.............................................4


Condensed Consolidated Statement Of Stockholders' Equity for the six months ended January 31, 1997......................................................5

Condensed Consolidated Statements Of Cash Flows for the six months ended
January 31, 1996 and 1997...................................................6


Notes To Condensed Consolidated Financial Statements........................7


Item 2. Management's Discussion And Analysis Of Financial Condition and
Results of Operations.......................................................9


PART II. OTHER INFORMATION


Item 1. Legal Proceedings..................................................15


Item 2. Changes in Securities..............................................15


Item 3. Defaults upon senior securities....................................15


Item 4. Submission of Matters to a Vote of Security Holders................15


Item 5. Other Information..................................................15


Item 6. Exhibits and Reports on Form 8-k...................................16


Signatures.................................................................17


Exhibit Index..............................................................18

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                 IDT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                January 31, 1997  July 31, 1996
                                                  (unaudited)        (Note 1)
ASSETS
Current assets
Cash and cash equivalents                         $ 7,292,393       $14,893,756
  Short-term investments                            1,254,902               ---

  Accounts Receivable (Net)                        11,073,604        11,497,565
  Other current assets                              4,790,113         4,110,090
                                                   ---------          ---------
    Total current assets                           24,411,012        30,501,411

  Property and equipment, net                      22,760,857        12,453,330
  Other assets                                      3,442,697           842,630
                                                   ---------          ---------
    Total assets                                  $50,614,566       $43,797,371
                                                  ===========       ===========

LIABILITIES AND
 STOCKHOLDERS' EQUITY
Current liabilities
 Trade accounts payable                           $ 6,460,039       $ 7,778,860
 Accrued expenses                                   9,069,558         7,770,334
 Deferred revenue                                   1,866,333           983,496
 Notes payable & current portion of long-
term debt and capital lease obligations             2,092,011               ---

 Advances from officer/shareholder                  1,000,000               ---

 Other current liabilities                            291,826           422,005
                                                    ----------       -----------
   Total current liabilities                       20,779,767        16,954,695

 Long-term debt and capital lease obligations       6,963,626               ---
                                                 -------------      ------------
   Total liabilities                               27,743,393        16,954,695

Commitments and contingencies

Stockholders' equity
   Preferred stock, $.01 par value; authorized
   shares 10,000,000; no shares issued                    ---               ---
   Common stock, $.01 par value; authorized
   shares - 100,000,000; 9,859,600 and 9,666,900
   shares issued and outstanding                       98,596            96,669
   Class A stock, $.01 par value; authorized
   shares - 35,000,000; 11,174,330 shares issued
   and outstanding                                    111,743           111,743
   Additional paid in capital                      45,710,680        44,746,841
   Accumulated deficit                           (23,049,846)      (18,112,577)
                                                 ------------      ------------
     Total stockholders' equity                    22,871,173        26,842,676
                                                   ----------        ----------
   Total liabilities and  stockholders' equity    $50,614,566       $43,797,371
                                                  ===========       ===========


            See notes to condensed consolidated financial statements.

                                 IDT CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Six Months Ended                  Three Months Ended
                                      Jan. 31, 1997    Jan. 31, 1996     Jan. 31, 1997     Jan. 31, 1996
                                      -------------    -------------     -------------     -------------
Revenues                                $59,722,537      $16,315,068      $ 31,404,866       $ 9,714,250

Costs and expenses:
   Direct cost of revenues               38,874,502       10,099,017        20,861,701         5,926,305
   Selling, general,and administrative   23,842,947       12,459,263        11,245,268         8,505,780
   Depreciation and amortization          2,046,655          306,186         1,083,222           175,431
                                         ----------       ----------         ---------         ---------

   Total costs and expenses              64,764,104       22,864,466        33,190,191        14,607,516
                                         -----------      ----------        ----------        ----------

Loss from operations                     (5,041,567)      (6,549,398)       (1,785,325)       (4,893,266)

Interest and other, net                     104,298          (28,675)          (45,301)          (31,492)
                                         -----------      -----------       -----------       -----------

    Net loss                            $(4,937,269)     $(6,578,073)      $(1,830,626)      $(4,924,758)
                                        ============     ============      ============      ============

Net loss per share                           ($0.24)          ($0.40)           ($0.09)           ($0.30)
                                             =======          =======           =======           =======

Weighted average number of
    shares used in calculation of
    earnings per share                   20,857,288      16,569,292         20,873,347        16,569,292
                                         ==========      ==========         ==========        ==========



            See notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------
                                 IDT CORPORATION
--------------------------------------------------------------------------------

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   (Unaudited)


                                                                                 Additional
                                    Common Stock             Class A Stock       paid in        Accumulated
                                 Shares       Amount       Shares       Amount   capital          Deficit
                                 ---------------------------------------------------------------------------------
Balance at July 31,1996......... 9,666,900   $  96,669    11,174,330   $111,743  $44,746,841    $(18,112,577)
Issuance of Stock options.......                                                      41,212
Exercise of Stock options.......   192,700       1,927                               922,627
Net Loss for the six months
  ended  January 31, 1997......                                                                   (4,937,269)
                                 _________   _________    __________   ________  ____________    ____________
Balance at January 31, 1997..... 9,859,600   $  98,596    11,174,330   $111,743  $45,710,680    $(23,049,846)
                                 =========   =========    ==========   ========  ============   =============



            See notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------
                                 IDT CORPORATION
--------------------------------------------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                Six months ended January 31,
                                                1997                    1996
                                                ----                    ----

Cash provided by (used in)
operating activities                         ($7,181,770)          $  144,451

INVESTING ACTIVITIES
Payment for purchase of Yovelle,
net of cash acquired                             376,843                    --
Purchase of short-term investments            (1,254,902)                   --
Receipt of payments on advance                 1,832,458                    --
Payment for the purchase of  ICS assets       (2,250,000)                   --
Purchase of property and equipment            (7,317,406)          (2,800,346)
                                              -----------          -----------

Net cash used in investing activities         (8,613,007)          (2,800,346)

FINANCING ACTIVITIES
Repayment of loans                              (394,893)              (5,001)
Repayments of  stockholder loans                      --             (117,000)
Repayments of capital lease obligations          (86,247)                   --
Advances from stockholders                      1,000,000            2,572,000
Proceeds from exercise  of stock options          924,554                   --
Advances from affiliates                               --              185,000
Proceeds from loans                             6,750,000                   --
                                               -----------          -----------

Net cash provided by financing activities       8,193,414            2,634,999
                                               -----------          -----------
Net decrease in cash & cash equivalents        (7,601,363)             (20,896)

Cash & cash equivalents, beginning
of period                                      14,893,756              231,592
                                               -----------          -----------
Cash & cash equivalents, end of period       $  7,292,393          $   210,696
                                              ============         ============

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Interest paid                                    $231,160              $14,278
Income taxes paid                                      --                   --



            See notes to condensed consolidated financial statements.

                                 IDT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of IDT Corporation and Subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three months ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ending July 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual
Report on Form 10-K for the year ended July 31, 1996 as filed with the Securities and Exchange Commission.

Note 2 - Property and Equipment

         Property and equipment consists of the following:

                                  January 31, 1997             July 31, 1996
                                  ----------------             -------------
Equipment                              $20,850,468               $10,661,941
Computer software                        3,182,933                 1,971,018
Leasehold improvements                   1,024,593                   296,718
Furniture and fixtures                   1,372,773                 1,176,867
                                       ------------              ------------
                                        26,430,767                14,106,544
Less: Accumulated depreciation
    and amortization                    (3,669,910)               (1,653,214)
                                       ------------              ------------
                                       $22,760,857               $12,453,330
                                       ============              ============

Note 3 - Acquisitions

         During the six months ended January 31, 1997, the Company purchased the equipment and networks of two of its alliance partners for approximately $4.4 million of which the Company issued two promissory notes totaling $1,440,000. In addition, to pay a portion of the purchase price the Company borrowed $2,250,000 in a four year note with interest only payments for the first six months at 11% per annum and 42 equal monthly payments of principal and interest at 14% per annum and convertible into Common Stock at the lower of $14 or the market price at the date of conversion per share at the option of the holder after nine months of issuance.

         In August 1996, the Company purchased all of the issued and outstanding stock of Yovelle Renaissance Corporation, who owns the GENIE online service, for $200,000. The purchase price included the assumption of a note payable of $750,000 to GE Information Services, due and paid by December 15, 1996 and resulted in the recording of Goodwill of $1,372,289 which is included in other assets.

Note 4 - Loans payable and capital lease obligations

         During the six months ended January 31, 1997, the Company borrowed $8,190,000 consisting of five interest bearing notes collateralized by certain equipment owned by the Company and with terms ranging from twenty-four months to forty-eight months. One note of $2,250,000 can be converted into Common Stock at the option of the holder.

         The Company also entered into various capital lease arrangements during the six months ended January 31, 1997 to acquire computer and communications related equipment totaling approximately $1.2 million with terms ranging from twenty-four months to thirty-six months and collateralized by the equipment.

         The company received an advance from Howard Jonas, its Chairman of the Board and Chief Executive Officer of $1,000,000 during the quarter ended January 31,1997.

Note 5 - Legal Proceedings and Contingencies

         IDT received an inquiry from a state Attorney General's office, in which several states participated, concerning IDT's advertising and marketing practices. Subsequent to January 31, 1997, the Company negotiated a settlement with all the participating Attorneys General requiring, among other matters, the payment of a $250,000 fine and an agreement to give certain qualifying customers refunds.
All such costs have been accrued as of January 31, 1997.

         On June 19, 1996, the Business Software Alliance ("BSA") in correspondence with the Company alleged that the Company made unlicensed internal use of certain third party software. The Company conducted an internal software audit and negotiated a settlement of $100,000 during the quarter ended January 31, 1997.

         The Company has received a complaint from five former employees alleging religious discrimination under Title 7 of the Civil Rights Act. The Company and its counsel believe that these allegations are unfounded, and intends to defend this matter vigorously.

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

         Revenues from the Company's telecommunications operations are derived primarily from the following activities: (i) international long-distance call reorigination services; (ii) resale of long-distance minutes to other long-distance carriers; and (iii) marketing to individuals and businesses of domestic long-distance services provided by WorldCom. Revenues from the Company's Internet operations are primarily derived from providing Internet access services to individuals and businesses.

         The Company's Internet access service revenues depend primarily on the number of subscribers to the Company's services and the types of accounts subscribed for. Revenues from monthly subscribers have substantially increased over the last year as a result of significant increases in the Company's subscriber base, however, revenues from monthly subscribers have decreased from the quarter ended January 31,1997 compared to the prior quarter ended October 31, 1996 as a result of a decrease in the Company's subscriber base.

         In February 1997, the Company announced its decision to shift its focus from the dial-up Internet access operation to its telecommunications division. This shift resulted in the termination of 120 employees, mostly from outbound sales and marketing positions in the dial-up Internet access division.

         The Company's ability to achieve revenue growth and profitability is dependent upon its ability to acquire and retain customers. The Company's ability to improve operating margins will also depend in part on its ability to retain its customers and there can be no assurances that the Company's investments in telecommunications infrastructure, customer support capabilities and software releases will improve customer retention. The Company's strategies and commitments have required substantial up-front expenditures for additional personnel, marketing, facilities, infrastructure, product development and capital equipment and have and may continue to adversely affect short-term operating results. There can be no assurance that revenue growth will continue or that the Company will in the future achieve or sustain profitability or positive cash flow from operations on either a quarterly or annual basis.

                 SIX MONTHS ENDED JANUARY 31, 1997 COMPARED TO
                       SIX MONTHS ENDED JANUARY 31, 1996

Results of Operations

         Revenues. Revenues increased 266% from approximately $16.3 million for the six months ended January 31, 1996 to approximately $59.7 million for the six months ended January 31, 1997. Revenues from the Company's telecommunications operations increased 276% from approximately $10.7 million for the six months ended January 31, 1996 to approximately $40.0 million for the six months ended January 31, 1997. Revenues from the Company's Internet operations increased 240% from approximately $5.7 million for the six months ended January 31, 1996 to approximately $19.2 million for the six months ended January 31, 1997. The increase in telecommunications revenues was due primarily to an increase in rebilled long-distance minutes from 18.2 million minutes to approximately 80.4 million minutes. The increase in rebilling long-distance minutes was due to the addition of wholesale carrier clients and a substantial increase in international call reorigination customers. The number of international call reorigination customers increased from approximately 11,100 at January 31, 1996 to 33,500 customers at January 31, 1997. The addition of wholesale carrier clients resulted in an increase in long-distance arbitrage revenues of 469% from approximately $4.0 million for the six months ended January 31, 1996 to approximately $22.7 million for the six months ended January 31, 1997. As a percentage of telecommunications revenues and overall revenues, long-distance arbitrage revenues increased from approximately 37.4% to 56.7% and 24.4% to 38.0%, respectively. As a percentage of total revenues, Internet revenues decreased as a percentage of total revenues from approximately 34.7% for the six months ended January 31, 1996 to approximately 32.2% for the six months ended January 31, 1997. The increase in Internet revenues in dollar terms was due primarily to an increase in dial-up subscribers from approximately 64,800 as of January 31, 1996 to approximately 130,000 as of January 31, 1997. The decrease in Internet revenues as a percentage was due to the increase of telecommunications revenue as compared to Internet revenue. Internet revenues also included approximately $2.2 million of online service revenues million for the six months ended January 31,1997 and $0 for the six months ended January 31, 1996. Net2Phone revenues for the six months ended January 31, 1997 were approximately $472,000, compared to $0 for the six months ended January 31, 1996.

         Direct Cost of Revenues. Direct cost of revenues consists primarily of the costs paid to carriers for the transmission and termination of switched minutes through IDT's facilities, and to a lesser extent, fees paid to alliance partners, leased circuits and network costs, local access costs, network connectivity costs, switch maintenance costs, and online network processing costs. The Company's direct cost of revenues increased by 285% from approximately $10.1 million in the six months ended January 31, 1996 to approximately $38.9 million in the six months ended January 31, 1997. As a percentage of revenues, these costs increased from 61.9% to 65.1% in the six months ended January 31, 1996 and 1997, respectively. The increase in absolute dollars is primarily due to increases in underlying carrier costs as the Company's telecommunications minutes of use and associated revenue grew substantially. To a lesser extent, the increase is due to the increase in fees paid to alliance partners, the costs of leased circuits and networks and of access lines and network connectivity to support subscriber growth in both Internet access and international call reorigination and the online network processing costs. The Company expects that direct cost of revenues will continue to increase in absolute dollar terms and as a percentage of total revenues as the Company expands its telecommunications base.

         Selling, General and Administrative. Selling, general and administrative costs increased 91% from approximately $12.5 million in the six months ended January 31, 1996 to approximately $23.8 million in the six months ended January 31, 1997. As a percentage of revenues, these costs decreased from 76.4% to 39.9% in the six months ended January 31, 1996 and 1997, respectively. The increase in these costs in dollar terms was due primarily to the addition of sales, marketing and technical and customer support personnel hired to support the growth of the Company's Internet access business, the increased advertising to attract Internet dial-up subscribers and costs incurred in developing and marketing Net2Phone. The decrease in selling , general and administrative costs as a percentage of total revenue was primarily due to the increase of telecommunications revenue as compared to Internet revenue. The Company anticipates selling, general and administrative costs in dollar terms will continue to increase as the Company implements its growth strategy, but will decrease as a percentage of total revenues as a result of the shift of focus to the telecommunications division and away from dial-up Internet access.

         Depreciation and Amortization. Depreciation and amortization costs increased 568% from approximately $306,000 in the six months ended January 31, 1996 to approximately $2.0 million in the six months ended January 31, 1997. As a percentage of revenues, these costs increased from 2.0% to 3.4% in the six months ended January 31, 1996 and 1997, respectively. These costs increased in absolute terms primarily as a result of the Company's higher fixed asset base during the six months ended January 31, 1997 as compared with the six months ended January 31,1996 due to the Company's efforts to install additional
Company-owned POPs, enhance its network infrastructure and expand its facilities. The Company anticipates depreciation and amortization costs will continue to increase as the Company continues to implement its growth strategy.

         Income (loss) from Operations. Income from operations for the telecommunications segment increased to approximately $2.1 million in the six months ended January 31, 1997 from $1.4 million in the six months ended January 31, 1996 and as a percentage of telecommunication revenues decreased to 5.2% from 13.5%. The increase in dollars resulted principally from increased revenue generated by the expansion of operations. The decrease as a percentage of telecommunication revenues resulted from increased selling general and administrative expenses as well as the increased percentage of long-distance arbitrage revenues which typically carry lower margins. Loss from operations for the Internet access segment decreased to approximately $6.1 million in the six months ended January 31, 1997 from approximately $7.7 million in the six months ended January 31, 1996. The loss from operations from the Internet access segment was principally due to the initial costs of acquiring customers, increased personnel and facilities costs to sustain growth and substantial marketing expenses to create customer awareness. The increased loss of the Internet access segment is largely due to the growth in Internet customer base as the initial costs of acquiring customers exceeds the initial revenue received from such customers. The loss generated from the development and marketing of Net2Phone was approximately $1.0 million, and $0 for the six months ended January 31, 1997 and 1996 respectively.

         Income Taxes. The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The Company did not record an income tax benefit in the six months ended January 31, 1996 or 1997, as the realization of available tax losses was not probable.

                THREE MONTHS ENDED JANUARY 31, 1997 COMPARED TO
                      THREE MONTHS ENDED JANUARY 31, 1996

Results of Operations

         Revenues. Revenues increased 223% from approximately $9.7 million for the three months ended January 31, 1996 to approximately $31.4 million for the three months ended January 31, 1997. Revenues from the Company's telecommunications operations increased 275% from approximately $5.8 million for the three months ended January 31, 1996 to approximately $21.9 million for the three months ended January 31, 1997. Revenues from the Company's Internet operations increased 135% from approximately $3.9 million for the three months ended January 31, 1996 to approximately $9.1 million for the three months ended January 31, 1997. The increase in telecommunications revenues was due primarily to an increase in rebilled long-distance minutes from 11.5 million minutes to approximately 46.9 million minutes. The increase in rebilling long-distance minutes was due to the addition of wholesale carrier clients and a substantial increase in international call reorigination customers. The number of international call reorigination customers increased from approximately 11,100 at January 31, 1996 to 33,500 customers at January 31, 1997. The addition of wholesale carrier clients resulted in an increase in long-distance arbitrage revenues of 406% from approximately $2.6 million for the three months ended
January 31, 1996 to approximately $13.0 million for the three months ended January 31, 1997. As a percentage of telecommunications revenues and overall revenues, long-distance arbitrage revenues increased from approximately 43.8% to 59.1% and 26.4% to 41.3%, respectively. As a percentage of total revenues, Internet revenues decreased as a percentage of total revenues from approximately 39.8% for the three months ended January 31, 1996 to approximately 28.9% for the three months ended January 31, 1997. The increase in Internet revenues in dollar terms was due primarily to an increase in dial-up subscribers from approximately 64,800 as of January 31, 1996 to approximately 130,000 as of January 31, 1997. The decrease in Internet revenues as a percentage of total revenues was due to the increase of telecommunications revenue as compared to Internet revenue. Internet revenues also included approximately $900,000 of online service revenues for the three months ended January 31,1997 and $0 for the three months ended January 31, 1996. Net2Phone revenues for the three months ended January 31, 1997 were approximately $393,000, compared to $0 for the three months ended January 31, 1996.

         Direct Cost of Revenues. Direct cost of revenues consists primarily of the costs paid to carriers for the transmission and termination of switched minutes through IDT's facilities, and to a lesser extent, fees paid to alliance partners, leased circuits and network costs, local access costs, network connectivity costs, switch maintenance costs, and online network processing costs. The Company's direct cost of revenues increased by 252% from approximately $5.9 million in the three months ended January 31, 1996 to approximately $20.9 million in the three months ended January 31, 1997. As a percentage of revenues, these costs increased from 61.0% to 66.4% in the three months ended January 31, 1996 and 1997, respectively. The increase in absolute dollars is primarily due to increases in underlying carrier costs as the Company's telecommunications minutes of use and associated revenue grew substantially. To a lesser extent, the increase is due to the increase in fees paid to alliance partners, the costs of leased circuits and networks and of access lines and network connectivity to support subscriber growth in both Internet access and international call reorigination and the online network processing costs. The Company expects that direct cost of revenues will continue to increase in absolute dollar terms as the Company expands its telecommunications base.

         Selling, General and Administrative. Selling, general and administrative costs increased 32% from approximately $8.5 million in the three months ended January 31, 1996 to approximately $11.2 million in the three months ended January 31, 1997. As a percentage of revenues, these costs decreased from 87.6% to 35.8% in the three months ended January 31, 1996 and 1997, respectively. The increase in these costs in dollar terms was due primarily to the addition of sales, marketing and technical and customer support personnel hired to support the growth of the Company's Internet access business, the increased advertising to attract Internet dial-up subscribers and costs incurred in developing and marketing Net2Phone. The decrease in selling, general and administrative costs as a percentage of total revenues was primarily due to the increase of telecommunications revenue as compared to Internet revenue. The Company anticipates selling, general and administrative costs in dollar terms will continue to increase as the Company implements its growth strategy, but will decrease as a percentage of total revenues as a result of the shift of focus to the telecommunications division and away from dial-up Internet access.

         Depreciation and Amortization. Depreciation and amortization costs increased 518% from approximately $175,000 in the three months ended January 31, 1996 to approximately $1.1 million in the three months ended January 31, 1997. As a percentage of revenues, these costs increased from 1.8% to 3.4% in the three months ended January 31, 1996 and 1997, respectively. These costs increased in absolute terms primarily as a result of the Company's higher fixed asset base during the three months ended January 31, 1997 as compared with the three months ended January 31,1996 due to the Company's efforts to install additional Company-owned POPs, enhance its network infrastructure and expand its facilities. The Company anticipates depreciation and amortization costs will continue to increase as the Company continues to implement its growth strategy.

         Income (loss) from Operations. Income from operations for the telecommunications segment increased to approximately $1.5 million in the three months ended January 31, 1997 from $539,000 in the three months ended January 31, 1996 and as a percentage of telecommunication revenues decreased to 6.7% from 9.2%. The increase in dollars resulted principally from increased revenue generated by the expansion of operations. The decrease as a percentage of telecommunication revenues resulted from increased selling general and administrative expenses as well as the increased percentage of long-distance arbitrage revenues which typically carry lower margins. Loss from operations for the Internet access segment decreased to approximately $2.8 million in the three months ended January 31, 1997 from approximately $5.4 million in the three months ended January 31, 1996. The loss from operations from the Internet access segment was principally due to the initial costs of acquiring customers, increased personnel and facilities costs to sustain growth and substantial marketing expenses to create customer awareness. The increased loss of the Internet access segment is largely due to the growth in Internet customer base as the initial costs of acquiring customers exceeds the initial revenue received from such customers. The loss generated from the development and marketing of Net2Phone was approximately $400,000 for the three months ended January 31, 1997.


Liquidity and Capital Resources

         Historically, the Company has satisfied its cash requirements principally through a combination of cash flow from operations, sales of equity securities and borrowings from third parties (including its stockholders). In Fiscal 1996, the Company raised $3,477,000 through the issuance of notes. The proceeds from the issuance of the notes were used for general corporate purposes, including working capital. In March 1996, the Company completed an initial public offering of 4,600,000 shares of Common Stock for $10 per share. The Company realized approximately $41.5 million from this offering. A portion of the proceeds were used to repay $3,477,000, the principal amount of short-term notes previously issued during Fiscal 1996. In connection with the repayment of such notes, the Company incurred prepayment penalty of $233,500. Such prepayment penalty was classified as an extraordinary loss for the early retirement of debt in the Company's consolidated statement of operations for the year ended July 31, 1996. The Company used the remaining net proceeds from the offering for general corporate purposes, capital expenditures and working capital, including to (i) expand and improve the Company's Internet network infrastructure, (ii) increase the Company's sales and marketing efforts, (iii) expand and improve the Company's customer support and fulfillment capabilities,
(iv) intensify the Company's research and development activities, (v) develop new Internet applications and content, and (vi) expand the Company's telecommunications operations. At January 31, 1997, the Company had cash, and cash equivalents of $7.3 million and working capital of approximately $3.6 million.

         The Company generated negative cash flow from operating activities of approximately $7.2 million during the six months ended January 31, 1997, compared to a positive cash flow from operating activities of approximately $144,000 during the six months ended January 31, 1996. The changes in operating cash flows from the six months ended January 31, 1997 to the six months ended January 31, 1996 were primarily due to increases in accounts receivable and prepaid and other assets in relation to accounts payable and other current liabilities. Cash flow from operations varied significantly from quarter to quarter, depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable. Accounts and commissions receivable (net of allowances) were approximately $11.1 million and $3.2 million at January 31, 1997 and 1996, respectively. Accounts receivable, accounts payable and accrued expenses have increased period to period as the Company's businesses have grown. Because of the nature of the Company's Internet access business and the initial rapid increase in the number of subscribers, allowance for doubtful accounts has also grown from period to period.

         Payments on purchases of fixed assets increased from approximately $2.8 million in six months ended January 31, 1996 to approximately $7.3 million in six months ended January 31, 1997, primarily as a result of purchases of equipment to support expansion of the Company's network infrastructure, and expansion of the Company's facilities. The Company is upgrading and expanding its existing network infrastructure by building a new, higher capacity, frame-relay based network backbone and through international network expansion.

         The Company experiences intense competition in both its telecommunications and Internet access businesses. If additional competition were to lead to significant price reductions cash flows from operations would be materially adversely affected.

         The Company intends to, where appropriate, make strategic acquisitions to increase its telecommunications customer base. The Company may also make strategic acquisitions related to its Internet business. From time to time, the Company evaluates potential acquisitions of companies, technologies, products and customer accounts that complement the Company's businesses. In the six months ended January 31, 1997, the Company purchased the equipment and networks of two of its alliance partners for approximately $4.4 million. The purchase price includes cash of $2,250,000, which was financed by a four year note, assumption of trade liabilities of approximately $280,000, excluding $429,000 due to the Company) and the issuance of promissory notes totaling approximately $1,440,000 of which $690,000 is a two year note at 8.25% interest per annum, and $750,000 is a four year note at 10% per annum. No additional acquisitions are currently contemplated.

         The Company believes that, based upon its present business plan, its existing cash resources and expected cash flow from operating activities and equipment financing will be sufficient to meet its currently anticipated working capital and capital expenditure requirements for at least the next twelve months. If the Company's growth exceeds current expectations or the Company expedites its network expansion or if the Company cannot finance its new equipment or if the Company's cash flow from operations is insufficient to meet its working capital and capital expenditure requirements, the Company will need to raise additional capital from equity or debt sources. There can be no assurance that the Company will be able to raise such capital on favorable terms or at all. If the Company is unable to obtain such additional capital, the Company may be required to reduce the scope of its presently anticipated expansion, which could adversely affect the Company's business and results of operations and its ability to compete.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

         The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs or strategies regarding the future. Forward looking statements include the Company's liquidity, anticipated cash needs and availability, and anticipated expense levels under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward looking statements included in this document are based on information available to the Company on the date of this Report, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those expressed or implied in such forward looking statements. Among the factors that could cause actual results to differ materially are the Company's recent entry into new telecommunications markets and new service offerings, the intense competition in the markets in which the Company operates and the domination of many markets by large industry participants, the Company's dependence on others to support or provide many of the services offered by the Company, technological change and uncertainty, regulatory developments and the Company's ability to manage its anticipated growth. You should also consult the "Risk Factors"
section in the Company's Annual Report on Form 10-K from the year ended July 31, 1996 as well as those factors listed from time to time in the Company's other reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the Securities Act of 1933.

PART II.          OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS


         IDT received an inquiry from a state Attorney General's office, in which several states participated, concerning IDT's advertising and marketing practices. Subsequent to January 31, 1997, the Company negotiated a settlement with all the participating Attorneys General requiring, among other matters, the payment of $250,000 fine and an agreement to give certain qualifying customers refunds.
All such costs have been accrued as of January 31, 1997.

         On June 19, 1996, the Business Software Alliance ("BSA") in correspondence with the Company alleged that the Company made unlicensed internal use of certain third party software. The Company conducted an internal software audit and negotiated a settlement of $100,000 during the quarter ended January 31, 1997.

         The Company has received a complaint from five former employees alleging religious discrimination under Title 7 of the Civil Rights Act. The Company and its counsel believe that these allegations are unfounded and intends to defend this matter vigorously.

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

           None


Item 5.     OTHER INFORMATION

           None

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits:

Exhibit Number

2.01## Merger Agreement relating to the reincorporation of the Registrant in Delaware.
3.01##     Restated Certificate of Incorporation of the Registrant.
3.02##     By-laws of the Registrant.
4.01### Specimen Certificates for shares of the Registrant's Common Stock and Class A Stock.
4.02## Description of Capital Stock (contained in the Certificate of Incorporation of the Registrant, filed as Exhibit 3.01).
10.01**    Form of Employment Agreement between the Registrant and Howard S.
           Jonas.
10.02**    Form of Employment Agreement between the Registrant and Howard S.
           Balter.
10.03**    Form of Employment Agreement between the Registrant and Eric L. Raab.
10.04##    Form of 1996 Stock Option and Incentive Plan.
10.05^^ Network Service Provider Agreement between Netscape Communications Corporation and Registrant
10.06** Marketing Services and Independent Contractor Services Agreement between Lermer Overseas Telecommunications, Inc. and the Registrant.
10.07# Rebiller Service Agreement between WorldCom, Inc. (formerly LDDS Communications, Inc.) and the Company.
10.08### Form of Registration Rights Agreement between the Company's stockholders and the Company
10.09##    Lease of 294 State Street.
10.11!     Form of Registration Rights Agreement between Howard S. Jonas and the Registrant.
10.12***   Form of Employment Agreement between the Registrant and James A.
           Courter.
10.13***   Form of Employment Agreement between the Registrant and Kenneth
           Scharf.
10.14%    Agreement between PSINet Inc. And the Registrant.
10.15%    Rested Sales Agreement between International Computer Systems, Inc.
           and the Registrant
10.16*** Form of Stock Option Agreement under the 1996 Stock Option and Incentive Plan.
10.17***   Form of Stock Option Agreement under the Employee Stock Option
           Program.
21.01%    Subsidiaries of the Registrant.
27.00*     Financial Data Schedule.


*     filed herewith
%    incorporated by reference to Form 10-K filed October 20, 1996, as amended on November 21, 1996 and January 6, 1997, file No. 000-7898
**    incorporated by reference to Form S-1 filed January 9, 1996, file No.333-
      00204
#     incorporated by reference to Form S-1 filed January 22,1996, file No.333-
      00204
##    incorporated by reference to Form S-1 filed February 21,1996, file No.333-
      00204
###   incorporated by reference to Form S-1 filed March 8,1996, file No.333-
      00204
!     incorporated by reference to Form S-1 filed March 14,1996, file No.333-
      00204
*** incorporated by reference to Form S-1 filed December 27, 1996, as amended, on January 6, 1997, file No. 333-18901



(b) Reports on Form 8-K. The registrant did not file any reports on Form 8-K during the quarter ended January 31, 1997.

                                 IDT CORPORATION

                                    FORM 10-Q

                                January 31, 1997



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 IDT CORPORATION


March 14, 1997                           By  /s/ Howard Jonas
Date                                     Howard S. Jonas
                                         Chairman of the Board
                                         and Chief Executive Officer
                                        (Principal Executive Officer)

March 14, 1997                           By  /s/ Howard Balter
Date                                     Howard Balter
                                         Chief Operating Officer and
                                         Director
                                        (Principal Financial Officer)

March 14, 1997                           By  /s/ Stephen R. Brown
Date                                     Stephen R. Brown
                                         Chief Financial Officer
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number

2.01##     Merger Agreement relating to the reincorporation of the Registrant in Delaware.
3.01##     Restated Certificate of Incorporation of the Registrant.
3.02##     By-laws of the Registrant.
4.01###    Specimen Certificates for shares of the Registrant's Common Stock and Class A Stock.
4.02## Description of Capital Stock (contained in the Certificate of Incorporation of the Registrant, filed as Exhibit 3.01).
10.01**    Form of Employment Agreement between the Registrant and Howard S.
           Jonas.
10.02**    Form of Employment Agreement between the Registrant and Howard S.
           Balter.
10.03**    Form of Employment Agreement between the Registrant and Eric L. Raab.
10.04##    Form of 1996 Stock Option and Incentive Plan.
10.05%    Network Service Provider Agreement between Netscape Communications
           Corporation and Registrant
10.06** Marketing Services and Independent Contractor Services Agreement between Lermer Overseas Telecommunications, Inc. and the Registrant.
10.07# Rebiller Service Agreement between WorldCom, Inc. (formerly LDDS Communications, Inc.) and the Company.
10.08### Form of Registration Rights Agreement between the Company's stockholders and the Company
10.09##    Lease of 294 State Street.
10.11!     Form of Registration Rights Agreement between Howard S. Jonas and the Registrant.
10.12***   Form of Employment Agreement between the Registrant and James A.
           Courter.
10.13***   Form of Employment Agreement between the Registrant and Kenneth
           Scharf.
10.14%    Agreement between PSINet Inc. And the Registrant.
10.15%    Rested Sales Agreement between International Computer Systems, Inc.
           and the Registrant
10.16*** Form of Stock Option Agreement under the 1996 Stock Option and Incentive Plan.
10.17***   Form of Stock Option Agreement under the Employee Stock Option
           Program.
21.01%    Subsidiaries of the Registrant.
27.00*     Financial Data Schedule.

*     filed herewith
%    incorporated by reference to Form 10-K filed October 20, 1996, as amended on November 21, 1996 and January 6, 1997, file No. 000-7898
**    incorporated by reference to Form S-1 filed January 9, 1996, file No.333-
      00204
#     incorporated by reference to Form S-1 filed January 22,1996, file No.333-
      00204
##    incorporated by reference to Form S-1 filed February 21,1996, file No.333-
      00204
###   incorporated by reference to Form S-1 filed March 8,1996, file No. 333-
      00204
!     incorporated by reference to Form S-1 filed March 14,1996, file No. 333-
      00204
*** incorporated by reference to Form S-1 filed December 27, 1996, as amended, on January 6, 1997, file No. 333-18901