Form 10-Q
period 1997-04-30
IDT CORP
filed 1997-06-19
CIK 1005731

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]         Quarterly  Report Pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934 for the Quarterly Period
                            Ended April 30, 1997

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

    Common Stock, $.01 par value -- 10,336,740 shares as of June 9, 1997 Class A Common Stock, $.01 par value -- 11,174,330 shares as of June 9, 1997
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)


Exhibit Index appears on page 18

                                 IDT CORPORATION



                                Table Of Contents



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:


Condensed Consolidated Balance Sheets as of July 31, 1996 and April 30,
1997........................................................................3


Condensed Consolidated Statements Of Operations for the nine and three months  ended April 30, 1996 and 1997.......................................4


Condensed Consolidated Statement Of Stockholders' Equity for the nine months ended April 30, 1997........................................................5

Condensed Consolidated Statements Of Cash Flows for the nine months ended
April 30, 1996 and 1997.....................................................6


Notes To Condensed Consolidated Financial Statem............................7


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


Item 6. Exhibits and Reports on Form 8-K...................................16


Signatures.................................................................17


Exhibit Index..............................................................18

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                 IDT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  April 30, 1997       July 31, 1996
ASSETS                                             (unaudited)            (Note 1)
Current assets
  Cash and cash equivalents                        $  5,527,577         $14,893,756
  Short-term investments                              1,093,802                 ---

  Accounts Receivable (Net)                          13,532,301          11,497,565
  Other current assets                                4,222,197           4,110,090
                                                    -----------        ------------
    Total current assets                             24,375,877          30,501,411

  Property and equipment, net                        23,877,216          12,453,330
  Other assets                                        3,818,509             842,630
                                                    -----------        ------------
    Total assets                                    $52,071,602         $43,797,371
                                                    ===========         ===========

LIABILITIES AND
 STOCKHOLDERS' EQUITY
Current liabilities
 Trade accounts payable                             $ 4,083,127         $ 7,778,860
 Accrued expenses                                     8,623,220           7,770,334
 Deferred revenue                                     2,660,120             983,496
 Notes payable & current portion of long-term
  debt and capital lease obligations                  3,036,229                 ---

 Advances from officer/shareholder                      115,000                 ---

 Other current liabilities                              103,000             422,005

   Total current liabilities                         18,620,696          16,954,695

 Long-term debt and capital lease obligations         9,431,518                 ---
                                                     -----------         -----------
Total liabilities                                    28,052,214          16,954,695

Commitments and contingencies                               ---                 ---

Stockholders' equity
   Preferred stock, $.01 par value; authorized
    shares 10,000,000; no shares issued                     ---                 ---
   Common stock, $.01 par value; authorized
    shares - 100,000,000; 10,336,740 and 9,666,900
    shares issued and outstanding                       103,367              96,669
   Class A stock, $.01 par value; authorized
    shares - 35,000,000; 11,174,330
    shares issued and outstanding                       111,743             111,743
   Additional paid in capital                        46,693,185          44,746,841
   Accumulated deficit                              (22,888,907)        (18,112,577)
                                                    -----------         -----------
     Total stockholders' equity                      24,019,388          26,842,676
                                                    -----------         -----------
   Total liabilities and stockholders' equity       $52,071,602         $43,797,371
                                                    ===========         ===========






            See notes to condensed consolidated financial statements.

                                 IDT CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          Nine Months Ended                        Three Months Ended

                                                   April 30, 1997      April 30, 1996        April 30, 1997     April 30, 1996
                                                   --------------      --------------        --------------     --------------

Revenues                                              $94,174,050         $34,541,156          $ 34,451,513        $18,226,089

Costs and expenses:
   Direct cost of revenues                             62,555,120          22,387,928            23,680,618         12,288,911
   Selling, general, and administrative                33,006,412          22,594,533             9,163,465         10,135,271
   Depreciation and amortization                        3,363,243             570,826             1,316,588            264,640
                                                      -----------         -----------          ------------       ------------

   Total costs and expenses                            98,924,775          45,553,287            34,160,671         22,688,822
                                                      -----------         -----------          ------------       ------------

Income (loss) from operations                         (4,750,725)         (11,012,131)              290,842         (4,462,733)

Interest and other, net                                  (25,605)              30,014              (129,903)            58,689
                                                      -----------         ------------          ------------       ------------
Net Income (Loss) before Extraordinary item           (4,776,330)         (10,982,117)              160,939         (4,404,044)

Extraordinary item                                           ---             (233,500)                  ---           (233,500)
                                                      -----------         ------------          ------------       ------------

    Net income (loss)                                $(4,776,330)        $(11,215,617)            $ 160,939        $(4,637,544)
                                                     ============        =============            ==========       ============

Net income (loss) per share                               ($0.23)             ($0.65)                 $0.01            ($0.25)
                                                         ========             =======                 =====            =======
Weighted average number of shares used in
   calculation of earnings per share                  20,990,220           17,281,282            23,248,536         18,705,261
                                                      ==========           ==========            ==========         ==========



















            See notes to condensed consolidated financial statements.

                                                  IDT CORPORATION


                        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                    (Unaudited)


                                                                                     Additional
                                     Common Stock              Class A Stock           paid in        Accumulated
                                  Shares       Amount       Shares        Amount       capital          Deficit
                               ----------    ---------     --------      --------   ------------    ---------------
Balance at July 31,1996.......... 9,666,900   $  96,669     11,174,330    $111,743    $44,746,841    $(18,112,577)
Issuance of Stock options.......                                                           41,212
Exercise of options..............   669,840       6,698                                 1,905,132
Net Loss for the nine months                                                                           (4,776,330)
  ended  April 30, 1997........  ----------    --------     ----------    --------    -----------    ------------
Balance at April 30,1997.......  10,336,740    $103,367     11,174,330    $111,743    $46,693,185    $(22,888,907)
                                 ==========    ========     ==========    ========    ===========    =============







































            See notes to condensed consolidated financial statements.

                                             IDT CORPORATION

                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)

                                                            Nine months ended April 30,
                                                             1997                 1996
                                                             ----                 ----
Cash used in operating activities                          $(10,562,464)         $(4,574,910)

Investing activities
Payment for purchase of Yovelle, net of cash acquired            376,843                  --
Purchase of short-term investments                            (1,093,802)                 --
Receipt of payments on note receivable                         2,175,838                  --
Payment for the purchase of  ICS assets                       (2,250,000)                 --
Purchase of property and equipment                            (7,446,589)         (6,377,768)
                                                             -----------          -----------

Net cash used in investing activities                        (8,237,710)          (6,377,768)

Financing activities
Repayment of loans                                             (524,592)              (5,001)
Repayments of  stockholder, investor and employee loans        (885,000)          (3,360,000)
Repayments of capital lease obligation                         (258,242)                  --
Proceeds from stockholder, investor and employee loans        1,000,000            3,360,000
Net proceeds from sale of common stock                               --           41,904,993
Proceeds from exercise  of stock options                      1,911,829                   --
Advances from affiliates                                             --              360,000
Proceeds from loans                                           8,190,000                   --
                                                             ----------           -----------

Net cash provided by financing activities                     9,433,995           42,259,992
                                                             ----------           -----------
Net increase (decrease) in cash and cash equivalents         (9,366,179)          31,307,314

Cash & cash equivalents, beginning of period                 14,893,756              231,592
                                                             ----------           -----------
Cash & cash equivalents, end of period                     $  5,527,577         $ 31,538,906
                                                            ============         ============

Supplemental disclosures of  cash flow information
Interest paid                                              $    438,462             $110,322
Income taxes paid                                                    --                   --












            See notes to condensed consolidated financial statements.

                                             IDT CORPORATION

                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of IDT Corporation and Subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three months ended April 30, 1997 are not necessarily indicative of the results that may be expected for the year ending July 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual
Report on Form 10-K for the year ended July 31, 1996 as filed with the Securities and Exchange Commission.

Note 2 - Property and Equipment

         Property and equipment consists of the following:

                                April 30, 1997             July 31, 1996
                                --------------             -------------

Equipment                          $22,045,279               $10,661,941
Computer software                    4,425,959                 1,971,018
Leasehold improvements                 932,069                   296,718
Furniture and fixtures               1,460,407                 1,176,867
                                    ----------                ----------
                                    28,863,714                14,106,544
Less: Accumulated depreciation
    and amortization                (4,986,498)               (1,653,214)
                                   -----------               -----------
                                   $23,877,216               $12,453,330
                                   ===========               ===========

Note 3 - Acquisitions

         During the nine months ended April 30, 1997, the Company purchased the equipment and networks of two of its alliance partners for approximately $4.4 million of which the Company issued two promissory notes totaling $1,440,000. In addition, to pay a portion of the purchase price the Company borrowed $2,250,000 in a four year note with interest only payments for the first six months at 11% per annum and 42 equal monthly payments of principal and interest at 14% per annum and convertible into Common Stock at the lower of $14 or the market price at the date of conversion per share at the option of the holder after nine months of issuance.

         In August 1996, the Company purchased all of the issued and outstanding stock of Yovelle Renaissance Corporation, which owns the GENIE online service, for $200,000. The purchase price included the assumption of a note payable of $750,000 to GE Information Services, due and paid by December 15, 1996 and resulted in the recording of Goodwill of $1,372,289 which is included in other assets.

Note 4 - Loans payable and capital lease obligations

         During the nine months ended April 30, 1997, the Company borrowed $8,190,000 consisting of five interest bearing notes collateralized by certain equipment owned by the Company and with terms ranging from twenty-four months to forty-eight months. One note of $2,250,000 can be converted into Common Stock at the option of the holder.

         The Company also entered into various capital lease arrangements during the nine months ended April 30, 1997 to acquire computer and communications related equipment totaling approximately $5.1 million with terms ranging from twenty-four months to sixty months and collateralized by the equipment.

         The Company received an advance from Howard Jonas, its Chairman of the Board and Chief Executive Officer of $1,000,000 in January 1997 and repaid $885,000 of the advance in March 1997.

Note 5 - Legal Proceedings and Contingencies

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

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the accompanying condensed consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company contained in the Company's Annual Report on Form 10-K for the year ended July 31, 1996, as filed with the Securities and Exchange Commission.

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

         The Company's Internet access service revenues depend primarily on the number of subscribers to the Company's services and the types of accounts subscribed for. In February 1997, the Company shifted its dial-up division's marketing efforts from aggressive mass marketing to new reseller programs which entailed significantly lower selling costs and resulted in a lower customer acquisition rate. Whereas revenues from monthly subscribers have substantially increased over the last year as a result of the significant increase in the Company's average monthly subscriber base, revenues from monthly subscribers have recently decreased from the quarter ended April 30, 1997 compared to the prior quarter ended January 31, 1997 as a result of a decrease in the Company's subscriber base.

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


Nine Months Ended April 30, 1997 Compared to Nine Months Ended April 30, 1996

Results of Operations

              Revenues, Revenues increased 173% from approximately $34.5 million for the nine months ended April 30, 1996 to approximately $94.2 million for the nine months ended April 30, 1997. Revenues from the Company's telecommunications operations increased 200% from approximately $22.0 million for the nine months ended April 30, 1996 to approximately $66.1 million for the nine months ended April 30, 1997. Revenues from the Company's Internet operations increased 113% from approximately $12.5 million for the nine months ended April 30, 1996 to approximately $26.8 million for the nine months ended April 30, 1997. The increase in telecommunications revenues was due primarily to a 331% increase in rebilled long-distance minutes from 33.5 million minutes to approximately 144.5 million minutes. The increase in rebilling long-distance minutes was due to the addition of wholesale carrier clients and a substantial increase in international call reorigination customers. The number of international call reorigination customers increased from approximately 14,600 at April 30, 1996 to 45,200 customers at April 30, 1997. The addition of wholesale carrier clients resulted in an increase in long-distance arbitrage revenues of 255% from approximately $11.2 million for the nine months ended April 30, 1996 to approximately $39.7million for the nine months ended April 30, 1997. As a percentage of telecommunications revenues and overall revenues, long-distance arbitrage revenues increased from approximately 50.8% to 60.1% and 32.4% to 42.2%, respectively. As a percentage of total revenues, Internet revenues decreased as a percentage of total revenues from approximately 36.3% for the nine months ended April 30, 1996 to approximately 28.4% for the nine months ended April 30, 1997. The increase in Internet revenues in dollar terms was due primarily to the increase in the dial-up subscribers base, and to a lesser degree increased revenues from on-line services and dedicated customers from the nine months ended April 30, 1996 to the nine months ended April 30, 1997. The decrease in Internet revenues as a percentage was due to the increase of telecommunications revenue as compared to Internet revenue. Internet revenues also included approximately $2.8 million of online service revenues million for the nine months ended April 30,1997 and $0 for the nine months ended April 30, 1996. Net2Phone revenues for the nine months ended April 30, 1997 were approximately $1.3million, compared to $0 for the nine months ended April 30, 1996.

         Direct Cost of Revenues. Direct cost of revenues consists primarily of the costs paid to carriers for the transmission and termination of switched minutes through IDT's facilities, and to a lesser extent, fees paid to alliance partners, leased circuits and network costs, local access costs, network connectivity costs, switch maintenance costs, and online network processing costs. The Company's direct cost of revenues increased by 179% from approximately $22.4 million in the nine months ended April 30, 1996 to approximately $62.6 million in the nine months ended April 30, 1997. As a percentage of revenues, these costs increased from 64.8% to 66.4% and as a percentage of revenues in the nine months ended April 30, 1996 and 1997, respectively. The increase in absolute dollars is primarily due to increases in underlying carrier costs as the Company's telecommunications minutes of use and associated revenue grew substantially. To a lesser extent, the increase is due to the increase in fees paid to alliance partners, the costs of leased circuits and networks and of access lines and network connectivity to support subscriber growth in both Internet access and international call reorigination and the online network processing costs. The Company expects that direct cost of revenues will continue to increase in absolute dollar terms as the Company expands its telecommunications base.

         Selling, General and Administrative. Selling, general and administrative costs increased 46% from approximately $22.6 million in the nine months ended April 30, 1996 to approximately $33.0 million in the nine months ended April 30, 1997. As a percentage of revenues, these costs decreased from 65.4% to 35.0% in the nine months ended April 30, 1996 and 1997, respectively. The increase in these costs in dollar terms was due primarily to the addition of sales, marketing and technical and customer support personnel hired to support the growth of the Company's Internet access business, the increased advertising to attract Internet dial-up subscribers and costs incurred in developing and marketing Net2Phone. The decrease in selling , general and administrative costs as a percentage of total revenue was primarily due to the increase of telecommunications revenue as compared to Internet revenue. The Company anticipates selling, general and administrative costs in dollar terms will continue to increase as the Company implements its growth strategy, but will decrease as a percentage of total revenues as a result of the shift of focus to the telecommunications division and away from dial-up Internet access.

         Depreciation and Amortization. Depreciation and amortization costs increased 489% from approximately $571,000 in the nine months ended April 30, 1996 to approximately $3.4 million in the nine months ended April 30, 1997. As a percentage of revenues, these costs increased from 1.7% to 3.6% in the nine months ended April 30, 1996 and 1997, respectively. These costs increased in absolute terms primarily as a result of the Company's higher fixed asset base during the nine months ended April 30, 1997 as compared with the nine months ended April 30,1996 due to the Company's installation of additional Company-owned POPs, enhancement its network infrastructure and expanding of its facilities. The Company anticipates depreciation and amortization costs will continue to increase as the Company continues to implement its growth strategy.

         Income (loss) from Operations. Income from operations for the telecommunications segment increased to approximately $3.6 million in the nine months ended April 30, 1997 from $2.2 million in the nine months ended April 30, 1996 and as a percentage of telecommunication revenues decreased to 5.4% from 10.1%. The increase in dollars resulted principally from increased revenue generated by the expansion of operations. The decrease as a percentage of telecommunication revenues resulted from increased selling general and administrative expenses as well as the increased percentage of long-distance arbitrage revenues which typically carry lower margins. Loss from operations for the Internet access segment decreased to approximately $7.2 million in the nine months ended April 30, 1997 from approximately $13.0 million in the nine months ended April 30, 1996. The loss from operations from the Internet access segment was principally due to the initial costs of acquiring customers and increased personnel and facilities costs to sustain growth. The decreased loss of the Internet access segment is largely due to the refocusing of its marketing efforts from aggressive mass marketing to new reseller programs. The loss generated from the development and marketing of Net2Phone was approximately $1.2 million and $0 for the nine months ended April 30, 1997and 1996 respectively.

         Income Taxes. The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The Company did not record an income tax benefit in the nine months ended April 30, 1996 or 1997, as the realization of available tax losses was not probable.

Three Months Ended April 30, 1997 Compared to Three Months Ended April 30, 1996

Results of Operations

         Revenues. Revenues increased 89% from approximately $18.2 million for the three months ended April 30, 1996 to approximately $34.5 million for the three months ended April 30, 1997. Revenues from the Company's telecommunications operations increased 130% from approximately $11.3 million for the three months ended April 30, 1996 to approximately $26.1 million for the three months ended April 30, 1997. Revenues from the Company's Internet operations increased 10% from approximately $6.9 million for the three months ended April 30, 1996 to approximately $7.6 million for the three months ended April 30, 1997. The increase in telecommunications revenues was due primarily to a 318% increase in rebilled long-distance minutes from approximately 15.3 million minutes to approximately 64.0 million minutes. The increase in rebilling long-distance minutes was due to the addition of wholesale carrier clients and a substantial increase in international call reorigination customers. The number of international call reorigination customers increased from approximately 14,600 at April 30, 1996 to approximately 45,200 customers at April 30, 1997. The addition of wholesale carrier clients resulted in an increase in long-distance arbitrage revenues of 137% from approximately $7.2 million for the three months ended April 30, 1996 to approximately $17.1 million for the three months ended April 30, 1997. As a percentage of telecommunications revenues and overall revenues, long-distance arbitrage revenues increased from approximately 63.5% to 65.5% and 39.4% to 49.5%, respectively. As a percentage of total revenues, Internet revenues decreased from approximately 37.8% for the three months ended April 30, 1996 to approximately 21.9% for the three months ended April 30, 1997. The increase in Internet revenues in dollar terms was due primarily to increased revenues from on-line services and dedicated customers. The decrease in Internet revenues as a percentage of total revenues was due to the increase of telecommunications revenue as compared to Internet revenue. Internet revenues included approximately $617,000 of online service revenues for the three months ended April 30,1997 and $0 for the three months ended April 30, 1996. Net2Phone revenues for the three months ended April 30, 1997 were approximately $836,000, compared to $0 for the three months ended April 30, 1996.

         Direct Cost of Revenues. Direct cost of revenues consists primarily of the costs paid to carriers for the transmission and termination of switched minutes through IDT's facilities, and to a lesser extent, fees paid to alliance partners, leased circuits and network costs, local access costs, network connectivity costs, switch maintenance costs, and online network processing costs. The Company's direct cost of revenues increased by 93% from approximately $12.3 million in the three months ended April 30, 1996 to approximately $23.7 million in the three months ended April 30, 1997. As a percentage of revenues, these costs increased from 67.4% to 68.7% in the three months ended April 30, 1996 and 1997, respectively. The increase in absolute dollars is primarily due to increases in underlying carrier costs as the Company's telecommunications minutes of use, and associated revenue, grew substantially. To a lesser extent, the increase is due to the increase in the costs of leased circuits and networks of access lines and network connectivity to maintain the subscriber base in both Internet access and growth in the international call reorigination and the online network processing costs. The Company expects that direct cost of revenues will continue to increase in absolute dollar terms as the Company expands its telecommunications base.

         Selling, General and Administrative. Selling, general and administrative costs decreased 10% from approximately $10.1 million in the three months ended April 30, 1996 to approximately $9.2 million in the three months ended April 30, 1997. As a percentage of revenues, these costs decreased from 55.6% to 26.6% in the three months ended April 30, 1996 and 1997, respectively. The decrease in selling, general and administrative costs in dollar terms and as a percentage of total revenues was primarily due to the shift of focus of the Internet division's marketing efforts from aggressive mass marketing to new reseller programs which entail significantly lower selling costs. The Company anticipates selling, general and administrative costs in dollar terms will increase as the Company implements its growth strategy, but will decrease as a percentage of total revenues.

         Depreciation and Amortization. Depreciation and amortization costs increased 398% from approximately $265,000 in the three months ended April 30, 1996 to approximately $1.3 million in the three months ended April 30, 1997. As a percentage of revenues, these costs increased from 1.5% to 3.8% in the three months ended April 30, 1996 and 1997, respectively. These costs increased in absolute terms primarily as a result of the Company's higher fixed asset base during the three months ended April 30, 1997 as compared with the three months ended April 30,1996 due to the Company's efforts to install additional Company-owned POPs, enhance its network infrastructure and expand its facilities. The Company anticipates depreciation and amortization costs will continue to increase as the Company continues to implement its growth strategy.

         Income (loss) from Operations. Income from operations for the telecommunications segment increased to approximately $1.5 million in the three months ended April 30, 1997 from $787,000 in the three months ended April 30, 1996 and as a percentage of telecommunication revenues decreased to 5.8% from 6.9%. The increase in dollars resulted principally from increased revenue generated by the expansion of operations. The decrease as a percentage of telecommunication revenues resulted from the increased percentage of long-distance arbitrage revenues which typically carry lower margins. Loss from operations for the Internet access segment decreased to approximately $1.1 million in the three months ended April 30, 1997 from approximately $5.3 million in the three months ended April 30, 1996. The loss from operations from the Internet access segment was principally due to the initial costs of acquiring customers, increased personnel and facilities costs to sustain growth and substantial marketing expenses to create customer awareness. The decreased loss of the Internet access segment is largely due to a reduction of the selling, general and administrative costs as the company refocused its marketing efforts from aggressive mass marketing to new reseller programs. The loss generated from the development and marketing of Net2Phone was approximately $129,000 and $0 for the three months ended April 30, 1997, and April 30, 1996.


Liquidity and Capital Resources

         Historically, the Company has satisfied its cash requirements principally through a combination of cash flow from operations, sales of equity securities and borrowings from third parties (including its stockholders). In Fiscal 1996, the Company raised $3,477,000 through the issuance of notes. The proceeds from the issuance of the notes were used for general corporate purposes, including working capital. In March 1996, the Company completed an initial public offering of 4,600,000 shares of Common Stock for $10 per share. The Company realized approximately $41.5 million from this offering. A portion of the proceeds were used to repay $3,477,000, the principal amount of short-term notes previously issued during Fiscal 1996. In connection with the repayment of such notes, the Company incurred prepayment penalty of $233,500. Such prepayment penalty was classified as an extraordinary loss for the early retirement of debt in the Company's consolidated statement of operations for the year ended July 31, 1996. The Company used the remaining net proceeds from the offering for general corporate purposes, capital expenditures and working capital, including to (i) expand and improve the Company's Internet network infrastructure, (ii) increase the Company's sales and marketing efforts, (iii) expand and improve the Company's customer support and fulfillment capabilities,
(iv) intensify the Company's research and development activities, (v) develop new Internet applications and content, and (vi) expand the Company's telecommunications operations. As of April 30, 1997, the Company had cash, and cash equivalents of $6.6 million and working capital of approximately $5.8 million.

         The Company generated negative cash flow from operating activities of approximately $10.6 million during the nine months ended April 30, 1997, compared to a negative cash flow from operating activities of approximately $4.6 million during the nine months ended April 30, 1996. The changes in operating cash flows from the nine months ended April 30, 1996 to the nine months ended April 30, 1997 were primarily due to increases in accounts receivable and prepaid and other assets in relation to accounts payable and other current liabilities. Cash flow from operations varied significantly from quarter to quarter, depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable. Accounts receivable (net of allowances) were approximately $6.7 million and $13.5 million at April 30, 1996 and 1997, respectively. Accounts receivable, accounts payable and accrued expenses have increased period to period as the Company's businesses have grown.

         Payments on purchases of fixed assets increased from approximately $6.4 million in nine months ended April 30, 1996 to approximately $7.4 million in nine months ended April 30, 1997, primarily as a result of purchases of equipment to support expansion of the Company's network infrastructure, and expansion of the Company's facilities. The Company is upgrading and expanding its existing network infrastructure by building a new, higher capacity, frame-relay based network backbone and through international network expansion.

         The Company experiences intense competition in both its telecommunications and Internet access businesses. If additional competition were to lead to significant price reductions cash flows from operations would be materially adversely affected.

         The Company intends to, where appropriate, make strategic acquisitions to increase its telecommunications customer base. The Company may also make strategic acquisitions related to its Internet business. From time to time, the Company evaluates potential acquisitions of companies, technologies, products and customer accounts that complement the Company's businesses. In the nine months ended April 30, 1997, the Company purchased the equipment and networks of two of its alliance partners for approximately $4.4 million. The purchase price includes cash of $2,250,000, which was financed by a four year note, assumption of trade liabilities of approximately $280,000, excluding $429,000 due to the Company) and the issuance of promissory notes totaling approximately $1,440,000 of which $690,000 is a two year note at 8.25% interest per annum, and $750,000 is a four year note at 10% per annum. No additional acquisitions are currently contemplated.

         The Company believes that, based upon its present business plan, its existing cash resources and expected cash flow from operating activities and equipment financing will be sufficient to meet its currently anticipated working capital and capital expenditure requirements for at least the next twelve months. If the Company's growth exceeds current expectations or the Company expedites or expands its network expansion or if the Company cannot finance its new equipment or if the Company's cash flow from operations is insufficient to meet its working capital and capital expenditure requirements, the Company will need to raise additional capital from equity or debt sources. There can be no assurance that the Company will be able to raise such capital on favorable terms or at all. If the Company is unable to obtain such additional capital, the Company may be required to reduce the scope of its presently anticipated expansion, which could adversely affect the Company's business and results of operations and its ability to compete.

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

PART II.          OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS

         The Company has received a complaint from five former employees alleging religious discrimination under Title 7 of the Civil Rights Act. The Company and its counsel believe that these allegations are unfounded.

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

           None

Item 3.     DEFAULTS UPON SENIOR SECURITIES

           None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None


Item 5.     OTHER INFORMATION

           On May 22, 1997 David Steiner resigned from the Company's Board of Directors in order to pursue his real estate interests on a full-time basis.

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


*          filed herewith
%          incorporated by reference to Form 10-K filed October 20, 1996, as amended on November 21, 1996 and January 6, 1997, file No. 000-7898
**         incorporated by reference to Form S-1 filed January 9, 1996, file
            No. 333-00204
#          incorporated by reference to Form S-1 filed January 22, 1996, file
            No. 333-00204
##         incorporated by reference to Form S-1 filed February 21, 1996, file
            No. 333-00204
###        incorporated by reference to Form S-1 filed March 8, 1996, file No.
            333-00204
!          incorporated by reference to Form S-1 filed March 14, 1996, file No.
            333-00204
***        incorporated by reference to Form S-1 filed December 27, 1996, as amended, on January 6, 1997, file No. 333-18901



(b)        Reports on Form 8-K.  The registrant did not file any reports on
                Form 8-K during the quarter ended April 30, 1997.

                                            IDT CORPORATION

                                                FORM 10-Q

                                              April 30, 1997




                                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 IDT CORPORATION


June 16, 1997                        By     /s/ Howard Jonas
Date                                 Howard S. Jonas
                                     Chairman of the Board
                                     and Chief Executive Officer
                                    (Principal Executive Officer)

June 16, 1997                        By     /s/ Howard Balter
Date                                 Howard Balter
                                     Chief Operating Officer and Director
                                    (Principal Financial Officer)


June 16, 1997                        By     /s/ Stephen R. Brown
Date                                 Stephen R. Brown
                                     Chief Financial Officer
                                    (Principal Accounting Officer)

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


*          filed herewith
%          incorporated by reference to Form 10-K filed October 20, 1996, as amended on November 21, 1996 and January 6, 1997, file No. 000-7898
**         incorporated by reference to Form S-1 filed January 9, 1996, file
            No. 333-00204
#          incorporated by reference to Form S-1 filed January 22,1996, file
            No. 333-00204
##         incorporated by reference to Form S-1 filed February 21,1996, file
            No. 333-00204
###        incorporated by reference to Form S-1 filed March 8,1996, file No.
            333-00204
!          incorporated by reference to Form S-1 filed March 14,1996, file No.
            333-00204
***        incorporated by reference to Form S-1 filed December 27, 1996, as amended, on January 6, 1997, file No. 333-18901