Form 10-K
period 1997-07-31
IDT CORP
filed 1997-10-29
CIK 1005731

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS

                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        COMMISSION FILE NUMBER: 0-27898

                                IDT CORPORATION
                               ------------------

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

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on October 28, 1997 of $18.00, as reported on the Nasdaq National Market, was approximately $160 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of October 28, 1997 the Registrant had outstanding 11,788,321 shares of Common Stock, $.01 par value, and 10,410,371 shares of Class A Common Stock, $.01 par value.

                                     INDEX

                                IDT CORPORATION
                           ANNUAL REPORT ON FORM 10-K

                                                                                                           PAGE NO.
                                                                                                          -----------
PART I

Item 1.      BUSINESS...................................................................................           1

             RISK FACTORS...............................................................................          18

Item 2.      PROPERTIES.................................................................................          30

Item 3.      LEGAL PROCEEDINGS..........................................................................          31

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................          31

PART II

Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......................          32

Item 6.      SELECTED FINANCIAL DATA....................................................................          33

Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......          34

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................          41

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.......          41

PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................................          42

Item 11.     EXECUTIVE COMPENSATION.....................................................................          44

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............................          51

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................          52

PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...........................          53

SIGNATURES..............................................................................................          55

                                     PART I

ITEM 1. BUSINESS

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE "RISK FACTORS" SECTION OF ITEM 1. THE TERM "FISCAL YEAR," AS SET FORTH HEREIN, REFERS TO THE TWELVE- MONTH PERIOD ENDING ON JULY 31 OF THE INDICATED YEAR.

    IDT Corporation ("IDT" or the "Company") is an international telecommunications company which offers a broad range of integrated and competitively priced long-distance telephone, Internet access and Internet telephony services in the U.S. and abroad. The Company is an innovator in the international telecommunications industry with its August 1996 introduction of Net2Phone--the first commercial telephone service to bridge live calls between personal computers and telephones via the Internet. The Company operates a telecommunications network of switches and leased lines with interconnections to other domestic and foreign carriers. As a result of industry deregulation, increasing traffic volume, and an installed base of international customers, the Company continues to build an international telecommunications infrastructure of Company-owned switches and leased lines. As of July 31, 1997, IDT provides international and domestic long-distance telephone services to over 60,000 individuals, businesses, and other telephone carriers in more than 130 countries. The Company has grown considerably in recent years, generating revenues of $135.2 million for Fiscal 1997, versus revenues of $57.7 million for Fiscal 1996 and revenues of $11.7 million for Fiscal 1995.

    The Company operates a growing facilities-based telecommunications network consisting of Company-owned switches in the United States and the United Kingdom, dedicated leased fiber optic lines between the United States and United Kingdom, and interconnections with interexchange carriers ("IXCs"), local exchange carriers ("LECs") and government-owned postal, telegraph and telephone monopolies ("PTTs") around the world. The Company has considerably grown its international long distance customer base and routes a sufficient number of international long distance minutes to cost-justify further network expansion. The Company plans to expand its global telecommunications switching infrastructure in order to reduce its operating costs and to broaden its potential customer base. IDT plans to install Company-owned switches in France, Germany and Italy by the end of fiscal 1998 and continues to pursue operating agreements with overseas carriers to enable the Company to terminate traffic directly to foreign carriers at advantageous rates. IDT also operates a national Internet network comprised of multiple leased DS3 lines creating a 45 mbps high speed backbone, together with leased T1 lines connecting approximately 75 Company-owned points of presence ("POPs") to the Company's Internet backbone. Supplemented by its alliance partners, including PSINet Inc. ("PSI"), IDT now operates one of the nation's largest Internet networks, which connects over 450 POPs owned by the Company and its Internet alliance partners. Through this network, the Company provides dial-up and dedicated Internet access and on-line service to approximately 85,000 individuals and business customers.

    The Company is in the process of integrating its telecommunications and Internet networks by enabling portions of the domestic Internet backbone to be used for the transmission of both traditional and Internet telephony. If successfully implemented, this leveraging of the available capacity over IDT's Internet network could provide considerable economic efficiencies for transporting much of the Company's domestic voice traffic. The Company believes that the planned expansion of its international telecommunications network and the integration of its networks through combined voice and data services, could allow the Company to realize certain efficiencies and position itself among those global telecommunications companies offering full service solutions and employing innovative and converging technologies, which will enable it to provide competitively priced international communications services.

    The Company entered the international call reorigination business in 1990 to capitalize on the opportunity created by the spread between U.S. and foreign-originated international long-distance rates.

IDT leveraged the expertise derived from, and calling volume generated by, its call reorigination business to enter the domestic long-distance business in late 1993, by reselling long-distance telecommunications services of other carriers to IDT's domestic customers. As a value-added service for its domestic long-distance customers, the Company began offering Internet access in early 1994, eventually offering dial-up and dedicated Internet access to individuals and businesses as stand-alone services. Throughout 1994, the Company focused on developing and marketing its Internet services and offerings. In 1995, IDT began reselling to other long-distance carriers access to the favorable international and domestic long-distance telephone rates the Company obtains as a result of its significant calling volume generated by its call reorigination customers. In early 1996, the Company focused on the convergence between the telecommunications circuit-switch and Internet packet-switch network by developing its proprietary Internet telephony products. In August 1996, IDT released a commercial version of it Net2Phone software enabling users to call any phone in the world via the Internet using a multimedia PC.

    The Company was founded in August 1990 and originally incorporated in New York as "International Discount Telecommunications Corp." The Company was renamed IDT Corporation and incorporated in the State of Delaware in December 1995. The Company's principal offices are located at 294 State Street, Hackensack, New Jersey 07601, its main telephone number is (201) 928-1000 and its website address is www.idt.net.

SERVICES

    IDT offers its customers a wide array of domestic and international telecommunications, Internet and Internet telephony services.

TELECOMMUNICATIONS SERVICES

    The Company's four primary telecommunications services are: (i) carrier services (wholesale international long distance provided to other carriers) (ii) international long-distance services for individuals and businesses via call reorigination services and international direct-dial services; (iii) marketing to individuals and businesses of domestic long-distance services provided by WorldCom, Inc. ("WorldCom"); and (iv) prepaid calling cards. IDT provides international and domestic long-distance telephone service to over 60,000 customers in 130 countries worldwide, including over 25,000 international call reorigination customers, and over 30,000 domestic long-distance services customers.

    INTERNATIONAL CARRIER SALES

    The Company resells its competitive long-distance domestic and international rates to third party IXCs and Competitive Access Providers ("CAPs"). In offering this service, the Company leverages the rates that it is able to obtain through
(i) its extensive relationships in the long-distance telecommunications industry, (ii) its inclusion in special tariffs written for a number of large call reorigination clients, (iii) its ability to generate a high volume of long-distance call traffic, and (iv) from advantageous rates negotiated with foreign PTTs and competitive carriers. The Company enhances its ability to resell such rates by using its least-cost routing ("LCR") platform to minimize the per-minute resale cost to the third party IXC. Service is provided by routing the IXC customer's minutes through the Company's LCR switching platform, enabling the carrier customer to benefit from the competitive rates offered by the Company. In some instances, instead of routing a call directly between two overseas points, the Company may "back-haul" an overseas carrier's minutes using resold switched services to the Company's U.S.-based switch in order to terminate the traffic in a third country while taking advantage of the Company's competitive U.S.-based international long distance rates.

    INTERNATIONAL LONG-DISTANCE SERVICES

    CALL REORIGINATION. The Company offers customers outside of the United States international call reorigination services. Through this service, the Company enables customers to access a U.S. dial tone from overseas and place international calls that are reoriginated in the U.S., thereby benefiting from attractive U.S. outbound long-distance rates, transmission quality, and enhanced services. In a typical call reorigination scenario, an overseas customer dials a U.S. phone number and after one ring, contact is made and the customer hangs up, with no charge for the inbound call. The Company's switch then calls back a pre-set number and provides a U.S. dial tone for the customer to connect and complete the call.

    The Company also provides its call reorigination customers with access to enhanced U.S. telecommunications service options at U.S. long-distance rates. These options include: voicemail; itemized billing; speed dial codes that allow customers convenient access to the call reorigination service; personalized voice prompts that allow customers to be called back at extensions where the party being dialed must be requested by name; remote programmable service that allows customers the flexibility of selecting the number called back instead of receiving the call at a pre-programmed number; access to U.S. toll-free 888 and 800 numbers; and one-leg billing that combines the cost of the call back to the customer and the cost of the customer's outbound call from the United States in one item for convenience and orderly presentation. The Company primarily markets its call reorigination service to fixed site businesses and individuals. As of July 31, 1997, the Company had more than 25,000 international call reorigination customers in 120 countries.

    INTERNATIONAL DIRECT-DIAL. As an alternative service, the Company provides international long-distance services to certain overseas customers, currently in the United Kingdom, via standard international direct-dial network services. Through this service, the Company offers a foreign customer the ability to place a direct call to an international destination over the Company's leased network at competitive rates without the need for call reorigination. In those markets that are deregulating, the Company's strategy is to migrate its call reorigination customers to international direct-dial service, where the operating environments warrant. The Company expects to offer international direct dial service in France and Germany by the end of Fiscal 1998. However, there can be no assurance that the Company will be able to offer this service in these countries.

    DOMESTIC LONG-DISTANCE SERVICES

    The Company markets certain long-distance services directly to customers in the United States. Under an agreement with a leading facilities-based U.S. long-distance carrier, the Company resells domestic and international long-distance services directly to U.S. retail customers at competitive rates. The Company's customers save, on average, 10--50% off the rates for domestic long-distance service charged by the major facilities-based carriers. The Company markets the long-distance service as a value-added bundled service with its dial-up Internet access, and offers customers who maintain minimum monthly long-distance billing levels of $40 savings of approximately 20% off the rates for dial-up Internet access that are charged by the major national Internet service providers.

    PREPAID CALLING CARDS

    The Company also markets prepaid calling cards providing access to more than 230 countries and territories and international call origination and termination. The Company's debit cards provide payment convenience and are rechargeable. The Company's customers save on average 10-50% off the rates for international calls that are charged by the major facilities-based carriers.

INTERNET TELEPHONY

    In August 1996, the Company began offering the first commercial telephone service to bridge live calls between personal computers and regular telephones via the Internet, and to charge for this service on a per minute basis. Through the Company's Net2Phone service, which is based upon its proprietary technology, customers can place calls from multimedia computers and have the calls terminate at regular telephones. Upon installation of the Net2Phone software, which is provided by the Company without charge, a Net2Phone user receives a unique account number, and chooses his or her own personal identification number as an added security feature. Once the Net2Phone software is installed, a user may place toll-free "800" or "888" calls from anywhere in the world. Upon a user's payment for Net2Phone "minutes," which are currently required to be purchased in advance, the user may begin using Net2Phone to place telephone calls worldwide.

    All telephone calls made with Net2Phone are routed over the Company's telecommunications switches. The Company takes advantage of its existing LCR platform to increase the savings realized by international callers using Net2Phone. For calls originating overseas, the cost of placing and terminating the call with Net2Phone is up to 95% below the rates generally charged by traditional foreign carriers to place and terminate standard international telephone calls.

    Net2Phone is currently used by over 300,000 customers in over 180 countries. Total usage of Net2Phone increased from approximately 220,000 minutes in October 1996 to approximately 9 million minutes in October 1997. More than 5,000,000 calls have been placed worldwide through Net2Phone subscribers since its launch. In July 1997, Net2Phone was recognized as the "Product of the Week" by PC Magazine.

    In October 1997, the Company released for beta testing in Cleveland, Ohio, and Portland, Oregon, Net2Phone Direct, a commercial telephone service that allows for international phone-to-phone calling via the Internet using packet switching technology. The Company expects to shortly introduce Net2Phone Direct for beta testing in the cities of Charlotte, South Carolina, and Cincinnati, Ohio, and has entered into agreements to provide Net2Phone Direct service in South Korea. Net2Phone Direct enables phone-to-phone calling between two parties using regular telephones while using the Internet to transport the long-haul components of the call. Users of Net2Phone Direct are able to call a local or toll-free access number, which connects the call to an outbound switch server, which connects the call to the Internet. Through such use of the Internet, the Company expects to reduce significantly the cost of international calling while extending the benefits of placing Internet telephone calls to customers with access to a regular telephone without requiring the use of personal computers or individual Internet access. The Company also has announced its intention to develop a global network of switches and servers, thereby expanding the Company's reach for providing competitively priced Internet telephony solutions.

    The Company believes that any delays in the deployment of Net2Phone and Net2Phone Direct switches and servers could delay final product introduction. There can be no assurance that Net2Phone or Net2Phone Direct will gain market acceptance for the technology or for the quality of the completed call, or that the Company's competitors will not develop the ability to provide similar or better services. The Company believes that Internet telephony applications are an important emerging niche in the Internet industry and that other companies will enter the market to offer additional Internet telephony products. The Company believes that Net2Phone and Net2Phone Direct expand the role of the Internet as a communications medium and allow substantial long-distance telecommunications savings. However, because of the Company's extensive experience in both the Internet access and telecommunications industries, the Company believes that it is well-positioned to gain a competitive advantage in offering personal computer-to-telephone and telephone-to-telephone Internet telephony solutions.

INTERNET AND ON-LINE SERVICES

    The Company's three primary Internet and on-line services are: (i) dial-up Internet access for individuals and businesses; (ii) direct-connect dedicated Internet services for corporate customers; and (iii) the Genie on-line entertainment and information services. IDT has become one of the nation's largest Internet access providers, providing local dial-up access to 85,000 customers and providing dedicated access to approximately 400 corporate customers as of July 31, 1997. Through the build-out of its own infrastructure and the recent agreement to utilize the PSI network as well the local networks of its alliance partners, IDT now operates one of the nation's largest networks providing local dial-up Internet access through over 450 POPs, of which the Company owns approximately 75 POPs.

    DIAL-UP ACCESS SERVICES

    The Company markets a dial-up service that allows individuals to obtain unrestricted Internet access with an easy-to-use point-and-click graphical user interface for a fixed monthly fee. IDT provides its customers with access to a full range of Internet applications, including e-mail functions, Web sites, USENET news groups, databases and public domain software, as well as a full graphics package and browser software.

    The Company provides its individual customer base with various pricing options. Currently, the Company offers Basic Accounts for $19.95 per month, and Premium Accounts for $29.95 per month. Each is a fully graphical SLIPP/PPP account bundled with an Internet browser, unlimited dial-up Internet access, and an e-mail account. Premium Account customers are entitled to the Reuters news service, a second e-mail address, 8MB of personal Web space storage, and special customer support services. The Company also offers basic Internet access accounts for $15.95 per month for those customers who sign up for IDT's long-distance telephone service and maintain their monthly long-distance telephone billings at or above $40 per month. The Company offers free Basic Accounts for those customers who sign up for IDT's long-distance telephone service and maintain their monthly telephone billings at or above $150 per month.

    DIRECT-CONNECT DEDICATED SERVICES

    The Company offers a variety of Internet access options and applications specifically designed to address the unique needs of corporations, as well as business professionals. These direct-connect clients typically require high-speed dedicated circuits because either they desire to put up a Web site, the nature of their business requires the transfer of large data files, or it would be impractical for them to maintan dial-up accounts for all their employees who require Internet access. IDT employs both frame relay technology and dedicated connections to connect its clients' computers to the Internet through local area networks ("LANs") and both 56Kbps and T1 lines. Currently, the Company maintains a corporate client base comprised principally of medium-sized to large businesses. The Company currently charges clients using 56Kbps lines approximately $350 per month for direct-connect service and clients utilizing full T1s approximately $1,400 per month for direct connect service. As of July 31, 1997, the Company had 400 direct connect subscribers.

    GENIE SERVICES

    In addition, the Company offers the legacy Genie on-line service, giving subscribers access to roundtables, bulletin boards and chat areas, individual and multi-player games, and premium news, travel, entertainment, weather and other information services. Currently, the Company markets the Genie content as an on-line service available only to subscribers. The Company offers Internet access to Genie on-line subscribers for an additional fee, and intends to offer the basic Genie Interactive service as a value-added service for the Company's premium Internet access customers.

NETWORK INFRASTRUCTURE

    The Company maintains an international telecommunications switching infrastructure and U.S. domestic network of leased lines that enable it to provide an array of telecommunications, Internet and Internet telephony services to its customers. IDT believes it enjoys competitive advantages by utilizing this network to carry both voice and Internet traffic, resulting in the optimization of both its network utilization and associated capital.

TELECOMMUNICATIONS NETWORK

    PRIVATE LINE NETWORK

    The Company operates a growing telephone network consisting of resold international switched services, U.S. domestic dedicated leased fiber optic lines, and Company-owned switch equipment in the United States which are interconnected to major international and domestic IXCs, LECs and Competitive Local Exchange Carriers. IDT's major switching facilities are located in Piscattaway, NJ, Westfield, NJ, New York, NY and London. These varied locations serve to provide the network with redundancy and diversity. All of these locations are linked with the dominant local exchange carrier as well as at least one of the competitive LECs, allowing the Company to interconnect with all major IXCs to switch traffic via the Company's leased private line DS3 network. Furthermore, all of the Company's locations are interconnected via leased lines to enhance network reliability and redundancy as each location interconnects with the various carriers from diverse POPs.

    In addition, the Company obtains switched services to connect its U.S. facilities and London. These services are used for the origination of traffic from IDT's customer base in the United Kingdom and to terminate existing carrier and call reorigination traffic to the United Kingdom. The Company has recently signed terminating agreements to the Dominican Republic, Italy, Bangladesh, Cyprus and Peru, in addition to other countries and plans to obtain leased lines to these destinations which will result in reduced costs for termination to these countries. The Company has also targeted countries such as France, Italy and Germany for network expansion due to the large number of minutes the Company presently terminates to these countries and the Company's installed base of telecommunications customers in these countries.

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

    The Company's Excel LNX switch incorporates Company-developed software which efficiently performs all the applications the Company requires to provide value-added services as well as billing and traffic analysis. The software enables the Excel to route all calls via the Company's LCR platform. LCR is a process by which the Company optimizes the routing of calls over the least cost route on its switch for over 230 countries. In the event that traffic cannot be handled over the least cost route due to overflow, the LCR system is designed to transmit the traffic over the next least cost route. The LCR system analyzes the following variables that may effect the cost of a long distance call: different suppliers, different time zones and multiple choices of terminating carrier per country. The LCR system is continually reviewed in light of rates available from different suppliers to different countries to determine whether the Company should add new suppliers to its switch to further reduce the cost of routing traffic to a specific country and to maintain redundancy, diversity and quality within the switching network. The Excel is flexible and programmable, designed to implement network-based intelligence quickly and efficiently. All the Company's switches are modular, scaleable and equipped to signal in such protocols as ISDN or SS7 so as to be compatible with either domestic or foreign networks.

INTERNET NETWORK

    IDT operates a national Internet "network" comprised of a leased DS3 45 mbps backbone of high speed fiber optic lines connecting eight major cities across the United States, and leased dedicated T1 fiber optic lines connecting smaller cities to the network. The network backbone uses state-of-the-art routing platforms including Cisco series 7000 routers and Northern Telecom ERS Magellan switches. The DS3 backbone drains traffic at four major Internet "meet" points where the Company maintains switching and routing equipment and has peering arrangements to exchange Internet traffic with over twenty other Internet backbone providers. To minimize the potential detrimental effects of single points of failure, the Company deploys a minimum of two dedicated leased data lines to each backbone node and remotely positions secondary servers for all configuration and authentication hosts. Multiple data segments are used in high traffic areas to minimize packet loss and to reduce the frequency of "bottlenecks" in the network. Also, major IDT backbone nodes employ routing switches for directing network traffic. To further enhance network performance, the "Open Shortest Path First" protocol is employed to optimally configure Internet routing tables and to allow data traffic to be routed most efficiently.

    The Company seeks to retain flexibility and to maximize its opportunities by utilizing a continuously changing mix of routing alternatives. This diversified approach is intended to enable the Company to take advantage of the rapidly evolving Internet market in order to provide low cost service to its customers.

    The Company utilizes the local dial-up switching infrastructure of several alliance partners across the country to supplement the Company's owned and operated local dial up infrastructure. The alliance partners, which are independently-owned Internet Service Providers ("ISPs"), employ routing and modem equipment which meet the Company's standards for providing dial-up access services. The Company offers the alliance partners a monthly fee for each customer account funneled through their local access networks. The Company also provides the billing, advertising, marketing and customer acquisition services, in exchange for which the alliance partners provide local Internet access. The agreements with alliance partners generally have one year terms and do not prohibit the Company from constructing its own local installed POP where warranted. Finally, the Company entered into an agreement with PSI in June 1996 to use PSI as the primary alliance partner for the Company's dial-up Internet access customers in areas where PSI has POPs and where there are no pre-existing alliance partners. The Company leases and operates a dedicated T3 connection to the PSI network in order to maintain control of the Company's provisioning of customers and to provide customers with access to electronic mail and newsfeeds. The Company's Internet network includes over 405 POPs owned by PSI and the alliance partners, and approximately 75 Company-owned POPs.

    IDT's network is monitored on a 24 hours a day, 7 days a week, and 365 days a year basis by its network operations center. The entire network is centrally managed from IDT's control center through the use of a standardized communications protocol. In addition, two proprietary monitoring systems are used to manage modem pools.

RESEARCH AND DEVELOPMENT

    The Company employs a technical staff that is devoted to the improvement and enhancement of the Company's existing Internet and telecommunications products and services, including switching technologies and the development of new technologies and products, such as Net2Phone and Net2Phone Direct. The Company believes that the ability to adjust and improve existing technology and to develop new technologies in response to, and in anticipation of, customers' changing demands is necessary to compete in the rapidly changing Internet and telecommunications industries. There can be no assurance that the Company will be able to successfully develop new technologies or effectively respond to technological changes or new industry standards or developments on a timely basis, if at all. See "Risk Factors-Rapid Technological Development; Proprietary Rights."

SALES, MARKETING AND DISTRIBUTION

    The Company's overall marketing strategy is to leverage its promotional and advertising resources to sell the Company's full range of telecommunications and Internet services. By marketing its telephone and Internet services as bundled and integrated solutions, the Company believes it can gain a competitive advantage while enhancing its international recognition as a comprehensive provider of competitively priced communications services. The Company has changed its customer acquisition strategy from direct sales via heavy advertising to a wholesale, OEM approach. While this has slowed the growth of its customer base, the Company has been able to successfully lower its costs of acquiring new subscribers.

TELECOMMUNICATIONS

    The Company primarily markets its international call reorigination services through its overseas network of independent sales representatives. The foreign sales representatives, who are supervised by the Company's U.S.-based sales managers, provide the Company with access to local business clientele and residential customers and continually emerging opportunities in the local markets they serve. The Company pays its foreign sales representatives on a commission basis. As of July 31, 1997, the Company was represented by 200 foreign sales representatives in 70 countries. In recent months, the Company also has commenced direct sales efforts, primarily through overseas advertising in international print media, to penetrate particular market segments not currently served.

    The Company's internal international carrier sales staff obtains and remarkets competitive rates to other IXCs. The staff primarily relies on, and benefits from, (i) the Company's extensive relationships within and increasing international exposure and recognition throughout the long-distance industry for marketing its carrier services, (ii) the Company's self-perpetuating telecommunications model which should enable the Company to negotiate for lower rates, and (iii) favorable terminating rates negotiated with foreign PTTs and carriers.

INTERNET

    The Company established itself as a leading national provider of Internet access services primarily through extensive broadcast print advertising to the consumer market. During Fiscal 1997 the Company has refocused the marketing efforts of its Internet operations. While the Company intends to continue various means of broadcast advertising in select markets, the Company's sales and marketing efforts now are focused primarily on increasing its Internet customer base through (i) OEM transactions, including hardware, software and operating system bundling, (ii) retail channel distribution agreements and (iii) bundling Internet access with long-distance telephone service. By applying the above strategies, the Company believes it will increase its exposure to the millions of computer users who are potential customers of the Company's Internet access services, while reducing its customer acquisition costs as compared to traditional broadcast and print advertising. As of July 31, 1997, the Internet sales force consisted of approximately 25 salespersons. The Company's Internet sales staff is closely supervised and undergoes customized and ongoing training to ensure the highest level of knowledge and service.

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

INTERNET TELEPHONY

    The Company is currently marketing its Net2Phone Internet telephony solution by distributing its Net2Phone software for free via the Internet and acquiring commercial Net2Phone customers through its pre-paid, virtual debit-card system. IDT currently promotes its Net2Phone service through on-line and Internet-based advertising venues, traditional print advertising in international publications, and electronic media. In addition, the Company has entered into agreements to bundle the required software for Net2Phone, as a value-added component, with the software of other companies, and with other PC and computer equipment. The Company has entered into exclusive agreements with resellers in certain countries, pursuant to which such resellers purchase millions of Net2Phone "minutes" in advance, and have resold such minutes to users in thier own countries as direct sellers of Net2Phone. The Company is also seeking to sell its Net2Phone Direct switch servers to third parties in strategic markets world-wide by leveraging its existing international network of independent sales representatives.

CUSTOMER SUPPORT AND BILLING

    The Company provides customer support for its call reorigination customers to deal with both technical questions and billing issues. The customer support staff focuses on responding rapidly to customers and is generally capable of activating call reorigination service for new customers in 24 to 48 hours from the time of subscription.

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

COMPETITION

    The markets in which the Company operates are extremely competitive and can be significantly influenced by the marketing and pricing decisions of the larger industry participants. Their barriers to entry are not insurmountable in either the Internet access or any of the telecommunications markets in which the Company competes. The Company expects competition in these markets to intensify in the future.

    TELECOMMUNICATIONS

    Currently, the Company competes with (i) IXCs engaged in the provision of long-distance access and other long-distance resellers and providers including large carriers such as AT&T Corp. ("AT&T"), MCI Communications Corp. ("MCI"), Sprint Corp. ("Sprint"), and WorldCom, (ii) foreign PTTs, (iii) other marketers of international long-distance and call reorigination services such as Viatel, Inc., Kallback, and RSL Communications, Ltd., (iv) wholesale providers of international long distance services such as Pacific Gateway Exchange, Inc., (v) alliances for providing wholesale carrier services such as "Global One" (Sprint, Deutsche Telekom AG, and France Telecom S.A.) and "Concert" (British Telecom Plc and MCI), and Uniworld (AT&T and Unisource--Telecom Netherlands, Telia AB, Swiss Telecom PTT and Telefonica de Espana S.A.), (vi) new entrants to the long distance market such as the regional bell operations companies ("RBOCs") in the United States, who have entered or have announced plans to enter the U.S. intra and interstate long-distance market pursuant to recent legislation authorizing such entry, and utilities such as RWE AG in Germany, and (vii) small resellers and facility-based IXCs. Moreover, some of the Company's competitors have announced business plans similar to the Company's regarding the expansion of telecommunications networks into Europe. Many of the Company's competitors are significantly larger and have substantially greater market presence as well as financial, technical, operational, marketing and other resources and experience than the Company.

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

    INTERNET ACCESS

    The Company's current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, operational, marketing and other resources and experience than the Company. The Company's Internet access business competes or expects to compete directly or indirectly with the following categories of companies: (i) other national and regional commercial Internet access providers, such as Netcom On-Line Communications Services, Inc. ("NETCOM") and PSI; (ii) established on-line services companies that offer Internet access, such as America Online, Inc. ("AOL"), CompuServe Corp. ("CompuServe") and Prodigy Services Company ("Prodigy"); (iii) software and technology companies such as Microsoft Corporation ("Microsoft"); (iv) national long-distance telecommunications carriers, such as AT&T, MCI, and Sprint; (v) RBOCs; (vi) cable television operators, such as Comcast Corporation ("Comcast"), Tele-Communications, Inc. ("TCI") and Time Warner Inc. ("Time Warner"); (vii) nonprofit or educational Internet service providers; (viii) newly licensed providers of spectrum-based wireless data services; and (ix) competitive local telephone service providers such as Teleport Communications Group ("TCG") and Metropolitan Fiber Systems ("MFS").

    Many of the established on-line services companies and telecommunications companies, such as AT&T and the RBOCs, have begun to offer or announced plans to offer expanded Internet access services. The Company expects that all of the major on-line services companies will eventually compete fully in the Internet access market. In addition, the Company believes that new competitors, including large computer hardware and software, cable, media, wireless, and wireline telecommunications companies such as the RBOCs, will enter the Internet access market, resulting in even greater competition for the Company. The ability of these competitors or others to bundle services and products not offered by the Company with Internet access services could place the Company at a significant competitive disadvantage. In addition, certain of the Company's competitors that are telecommunications companies may be able to offer customers reduced communications charges in connection with their Internet access services or other incentives, reducing the overall cost of their Internet access services and increasing price pressures on the Company. This price competition could reduce the average selling price of the Company's services. In addition, increased competition for new subscribers could result in increased sales and marketing expenses and related subscriber acquisition costs, which could materially adversely affect the Company's profitability. There can be no assurance that the Company will be able to offset the effects of any such price reductions or incentives with an increase in the number of its customers, higher revenue from enhanced services, cost reductions or otherwise.

    Competition is also expected to increase in overseas markets, where Internet access services have only recently been introduced. There can be no assurance that the Company will be able to increase its presence in the overseas markets it presently serves, or to enter other overseas markets. There can be no assurance that the Company will be able to obtain the capital required to finance such continued expansion. In addition, there can be no assurance that the Company will be able to obtain the permits and operating licenses required for it to operate, hire and train employees or market, sell and deliver services in foreign countries. Further, entry into foreign markets will result in competition from companies that may have long-standing relationships with or possess a better understanding of their local markets, regulatory authorities, customers and suppliers. There can be no assurance that the Company can obtain similar levels of local knowledge, and failure to obtain that knowledge could place the Company at a significant competitive disadvantage. To the extent the ability to provide access to locations and services overseas becomes a competitive advantage in the Internet access industry, failure of the Company to penetrate overseas markets or to increase its presence in the overseas markets it presently serves may result in the Company being at a competitive disadvantage relative to other Internet access providers.

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

REGULATION

TELECOMMUNICATIONS

    As a multinational telecommunications company, the Company is subject to varying degrees of regulation in each of the jurisdictions in which it operates. As a non-dominant carrier in the United States, the Company's provision of international and national long distance telecommunications services is generally regulated on a streamlined basis. Despite recent trends toward deregulation, some of the countries in which the company intends to provide telecommunications services do not currently permit the Company to provide public switched voice telecommunications services. In those countries not yet open to switched voice service competition, the Company provides services to closed user groups ("CUGs") and a variety of value-added services as permitted by each country's laws.

    REGULATION OF DOMESTIC TELECOMMUNICATIONS SERVICES. In the United States, provision of the Company's services is subject to the provisions of the Communications Act, as amended by the Telecommunications Act of 1996 and the FCC regulations promulgated thereunder, as well as the applicable laws and regulations of the various states administered by the relevant state PSCs. The recent trend in the United States, for both federal and state regulation of telecommunications service providers, has been in the direction of reducing regulation. Nonetheless, the FCC and relevant state PSCs continue to regulate ownership of transmission facilities, provision of services and the terms and conditions under which the Company's services are provided. Non-dominant carriers, such as the Company, are required by federal and state law and regulations to file tariffs listing the rates, terms and conditions for the services they provide. On March 21, 1997, the FCC initiated a proceeding in which it proposed to eliminate the requirement that non-dominant interstate carriers such as the Company maintain tariffs on file with the FCC for domestic interstate services. The FCC's proposed rules are pursuant to authority granted to the FCC in the Telecommunications Act to "forbear" from regulating any telecommunications service provider if the FCC determines that the public interest will be served. The FCC subsequently adopted its proposal and eliminated the requirement that interstate carriers file domestic tariffs. That decision has been appealed to the Federal Court of Appeals for the 8th Circuit and a stay has been issued pending a decision on the merits of the appeal. It is unclear when the Court will rule on the appeal.

    On May 8, 1997, the FCC issued an order to implement the provisions of the Telecommunications Act relating to the preservation and advancement of universal telephone service (the "Universal Service Order"). The Universal Service Order requires all telecommunications carriers providing interstate telecommunications services to contribute to universal support by contributing to a fund (the "Universal Service Fund"). Universal service contributions will be assessed based on intrastate, interstate, and international "end-user" gross telecommunications revenues effective January 1, 1998. All carriers were required to submit a Universal Service Fund Worksheet in September 1997. The Company has filed its Universal Service Fund worksheet. Although the FCC has not yet determined the contribution assessment rate, the Company estimates the assessment could be as much as 4.5% or more of such revenues for the calendar year 1998, and would increase in subsequent years.

    In addition to regulation by the FCC, the majority of the states require the Company to register or apply for certification prior to initiating intrastate interexchange telecommunications services. To date, the Company is certified to provide intrastate interexchange telecommunications services in 43 states. State issued certificates of authority to provide intrastate interexchange telecommunications services can generally be conditioned, modified, canceled, terminated, or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of the state regulatory authorities. Fines and other penalties also may be imposed for such violations.

    U.S. REGULATION OF INTERNATIONAL TELECOMMUNICATIONS SERVICES. International common carriers, such as the Company, are required to obtain authority under
Section 214 of the Communications Act and file a tariff containing the rates, terms and conditions applicable to their services prior to initiating their international telecommunications services. The Company has obtained a "global"
Section 214 authority
from the FCC to use, on a facilities and resale basis, various transmission media for the provision of international switched and private line services. Non-dominant international carriers such as the Company must file their international tariffs and any revisions thereto with one day's notice. Additionally, international telecommunications service providers are required to file copies of their contracts with other carriers, including foreign carrier agreements, with the FCC within 30 days of execution. The FCC's rules also require that the Company file periodically a variety of reports regarding the volume of its international traffic and revenues and use of international facilities. In addition to the general common carrier principles, and as discussed below, the Company is also required to conduct its facilities-based international business in compliance with the FCC's International Settlements Policy ("ISP"), or an FCC approved alternative accounting rate arrangement.

    The Company's FCC authorizations also permit the Company to resell international private lines interconnected to the PSTNs for the provision of switched services in those countries that have been found by the FCC to offer "equivalent opportunities" to U.S. carriers. To date, the FCC has found that only Canada, the United Kingdom, Sweden and New Zealand offer such opportunities. The FCC currently imposes certain restrictions upon the use of the Company's private lines between the United States and "equivalent" countries. The Company may not route traffic to or from the United States over a private line between the United States and an "equivalent" country (I.E., the united Kingdom) if such traffic originates or terminates in a third country, if the third country has not been found by the FCC to offer "equivalent" resale opportunities. Following implementation of the Full Competition Directive by EU member states, and the World Trade Organization ("WTO") Agreement by the signatories, the FCC may authorize the Company to originate and terminate traffic over its private line between the United States and the United Kingdom and (pursuant to ISR authority) over additional private lines to additional member states if the FCC finds that such additional member states provide equivalent resale opportunities or that such authority would otherwise promote competition. The FCC has also recently proposed to permit U.S. carriers to provide ISR to WTO member countries without a finding of equivalency.

    With regard to international services, the FCC administers a variety of international service regulations, including the International Settlements Policy ("ISP"). The ISP governs the permissible arrangements between U.S. carriers and their foreign correspondents to settle the cost of terminating traffic over each other's networks, the rates for such settlement and permissible deviations from these policies. As a consequence of the increasingly competitive global telecommunications market, the FCC has adopted a number of policies that permit carriers to deviate from the ISP under certain circumstances that promote competition. The FCC also requires carriers such as the Company to report any affiliations, as defined by the Commission, with foreign carriers.

    Regulatory requirements pertinent to the Company's operations will continue to evolve as a result of the WTO Agreement, federal legislation, court decisions, and new and revised policies of the FCC. In particular, the FCC continues to refine its international service rules to promote competition, reflect and encourage liberalization in foreign countries and reduce international accounting rates toward cost. Indeed, the FCC recently adopted new lower accounting rate "benchmarks" that become effective in January 1, 1998. Under the FCC's new benchmarks, after a transition period of one to four years depending on a country's income level, U.S. carriers will be required to pay foreign carriers significantly lower rates for the termination of international services. These rates range from $.15/minute benchmark for upper income countries such as the United Kingdom to $.23/minute for lower income countries such as China. Moreover, the FCC recently initiated a proceeding proposing to revise its Foreign Carrier Entry Policy as part of its efforts to change its rules to implement the WTO Agreement. In addition, the FCC is currently considering whether to limit or prohibit the practice whereby a carrier routes, through its facilities in a third country, traffic originating from one country and destined for another country. The FCC has permitted third country calling where all countries involved consent to the routing arrangements (referred to as "transiting"). Under certain arrangements referred to as "refiling," the carrier in the destination country does not consent to receiving traffic from the originating country and does not realize the traffic it receives from the third country is actually originating from a different country. The FCC to date has made no pronouncement as to whether refiling arrangements are inconsistent with U.S. or ITU regulations, although it is considering these issues in connection with MCI's 1995 petition to the FCC for declaratory ruling regarding Sprint's FONACCESS service. It is possible that the FCC will determine that refiling violates U.S. and/or international law.

    EUROPEAN REGULATION OF TELECOMMUNICATIONS SERVICES. In Europe, the regulation of the telecommunications industry is governed at a supra-national level by the EU (consisting of the following member states: Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, the Netherlands, Portugal, Spain, Sweden, and the United Kingdom), which is responsible for creating pan-European policies and, through legislation, has developed a regulatory framework to ensure an open, competitive telecommunications market. The EU was established by the Treaty of Rome and subsequent conventions and is authorized by such treaties to issue EU "directives." EU member states are required to implement these directives through national legislation. If an EU member state fails to adopt such directives, the European Commission may take action, including referral to the European Court of Justice, to enforce the directives.

    In 1990, the EU issued the Services Directive requiring each EU member state to abolish existing monopolies in telecommunications services, with the exception of voice telephony. The intended effect of the Services Directive was to permit the competitive provision of all services other than voice telephony, including value-added services and voice services to CUGs. However, as a consequence of local implementation of the Services Directive through the adoption of national legislation, there are differing interpretations of the definition of prohibited voice telephony and permitted value-added and CUG services. Voice services accessed by customers through leased lines are permissible in all EU member states. The European Commission has generally taken a narrow view of the services classified as voice telephony, declaring that voice services may not be reserved to the ITOs if (i) dedicated customer access is used to provide the service, (ii) the service confers new value-added benefits on users (such as alternative billing methods) or (iii) calling is limited by a service provider to a group having legal, economic or professional ties.

    In March 1996, the EU adopted the Full Competition Directive containing two provisions which required EU member states to allow the creation of alternative telecommunications infrastructures by July 1, 1996, and which reaffirmed the obligation of EU member states to abolish the ITOs' monopolies in voice telephony by 1998. The Full Competition Directive encouraged EU member states to accelerate liberalization of voice telephony. To date, Sweden, Finland, Denmark and the United Kingdom have liberalized facilities-based services to all routes. Certain EU countries may delay the abolition of the Voice Telephony monopoly based on exemptions established in the Full Competition Directive. These countries include Spain (1998), Portugal and Ireland (January 1, 2000) and Greece (2003).

    Each EU member state in which the Company currently conducts or plans to conduct its business has a different regulatory regime and such differences are expected to continue beyond January 1998. The requirements for the Company to obtain necessary approvals vary considerably from country to country and are likely to change as competition is permitted in new service sectors.

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

INTERNET

    Internet access providers are generally considered "enhanced service providers" and are exempt from federal and state regulations governing common carriers. Accordingly, the Company's provisioning of Internet services are currently exempt from tariffing, certification, and rate regulation. Nevertheless, regulations governing disclosure of confidential communications, copyright, excise tax, as well as other requirements may apply to IDT's provision of Internet services. The Company cannot predict the likelihood that state, federal or foreign governments will impose additional regulation on the Company's Internet business, nor can it predict the impact that future regulation will have on the Company's operations.

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

    In December 1997, the FCC initiated a Notice of Inquiry ("NOI") regarding whether to impose regulation or surcharges upon providers of Internet access and Information Service ("Internet NOI"). The Internet NOI seeks public comment upon whether to impose or continue to forebear from regulation of Internet and other packet-switched network service providers. The Internet NOI specifically identifies Internet telephony as a subject for FCC consideration. The Company can not predict the outcome of the FCC proceeding or the impact of any additional regulations or charges the FCC may impose on IDT's Internet and Internet telephony businesses.

INTERNET TELEPHONY

    The Company knows of no domestic or foreign laws that prohibit voice communications over the Internet. As identified above, the FCC is currently considering whether or not to impose surcharges or additional regulation upon providers of Internet telephony. In addition, several efforts have been made to enact federal legislation that would either regulate or exempt from regulation services provided over the Internet. State public utility commissions may also retain jurisdiction to regulate the provision of intrastate Internet telephone services and could initiate proceedings to regulate Internet telephony. If a foreign government, Congress, the FCC, or a state utility commission regulate Internet telephony, there can be no assurances that any such regulation will not materially adversely affect the Company's business, financial condition or results of operation.

INTELLECTUAL PROPERTY

    The Company's success and ability to compete is dependent in part upon its technology, although the Company believes that its success is more dependent upon its technical expertise than its proprietary rights. The Company relies on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions to establish and protect its technology. The Company does not have any issued patents or registered copyrights, although it has registered trademarks in connection with the Genie services and other pending applications for a patent and certain trademarks. The Company requires employees and consultants to execute confidentiality agreements upon the commencement of their relationships with the Company. These agreements provide that confidential information developed or made known during the course of a relationship with the Company is to be kept confidential and may not be disclosed to third parties except in specific circumstances. There can be no assurance that the steps taken by the Company will be adequate to prevent misappropriation of its technology or other proprietary rights or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. In addition, there can be no assurance that licenses for any intellectual property that might be required by the Company for it to provide its services or products would be available on reasonable terms, if at all.

    The Company owns a trademark registrations for the mark GENIE. The Company has also registered the service mark IDT and its logo. In addition, the Company has applications pending with respect to the registration of the service marks IDT, NET2PHONE, N2P, AMTALK, Amtalk design, and NET2FAX. In addition, the Company has applied for a patent in connection with its development of the systems and methodology comprising the technologies underlying Net2Phone. There can be no assurance that the Company's competitors will not develop the ability to provide similar or better services than that of Net2Phone. In addition, there can be no assurance that the Company's patent application relating to the systems and methodology comprising the technologies underlying Net2Phone will result in any patent being issued or that, if issued, any patent will provide protection against competitive technology or will be held valid and enforceable if challenged, or that the Company's competitors would not be able to design around such patent; nor can there be any assurance that others will not obtain patents that the Company would need to license or circumvent to practice its patent. See "Risk Factors-Dependence on Technological Development."

EMPLOYEES

    As of July 31, 1997, the Company had approximately 360 full-time employees, including approximately 120 in technical support and customer service, 75 in sales and marketing, 50 in its technical staff, 75 in general operations and 40 in management and finance. The Company believes that its relations with its employees are good. None of the Company's employees is represented by a labor union or covered by a collective bargaining agreement and the Company has never experienced a work stoppage.

                                  RISK FACTORS

    FORWARD-LOOKING STATEMENTS. THIS REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHER THINGS, THE COMPANY'S PLANS TO IMPLEMENT ITS GROWTH STRATEGY, IMPROVE ITS FINANCIAL PERFORMANCE, EXPAND ITS INFRASTRUCTURE, DEVELOP NEW PRODUCTS AND SERVICES, EXPAND ITS SALES FORCE, EXPAND ITS CUSTOMER BASE AND ENTER INTERNATIONAL MARKETS. SUCH FORWARD-LOOKING STATEMENTS ALSO INCLUDE THE COMPANY'S EXPECTATIONS CONCERNING FACTORS AFFECTING THE MARKETS FOR ITS PRODUCTS, SUCH AS DEMAND FOR LONG-DISTANCE TELECOMMUNICATIONS, INTERNET ACCESS AND ON-LINE AND INTERNET TELEPHONY SERVICES. ACTUAL RESULTS COULD DIFFER FROM THOSE PROJECTED IN ANY FORWARD-LOOKING STATEMENTS FOR THE REASONS DETAILED IN THE "RISK FACTORS" BELOW AS WELL AS IN OTHER SECTIONS OF THIS REPORT ON FORM 10-K. THE FORWARD-LOOKING STATEMENTS ARE MADE AS OF THE DATE OF THIS REPORT, ON FORM 10-K, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THE FORWARD-LOOKING STATEMENTS, OR TO UPDATE THE REASONS WHY ACTUAL RESULTS COULD DIFFER FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. INVESTORS SHOULD CONSULT THE RISK FACTORS AND THE OTHER INFORMATION SET FORTH FROM TIME TO TIME IN THE COMPANY'S REPORTS ON FORM 10-Q, 8-K, 10-K AND ANNUAL REPORT TO STOCKHOLDERS.

LIMITED OPERATING HISTORY; OPERATING LOSSES; FLUCTUATIONS IN OPERATING RESULTS

    The Company commenced operations in August 1990 as one of the first providers of international call reorigination, or call-back services and entered the Internet access business in February 1994. Accordingly, the Company has only a limited operating history upon which an evaluation of it and its prospects can be based. Although the Company has experienced substantial revenue growth since its incorporation, it has incurred losses of approximately $300,000, $2.1 million, $15.6 and $3.8 million in Fiscal 1994, Fiscal 1995, Fiscal 1996, and Fiscal 1997 respectively. As of July 31, 1997, the Company had an accumulated deficit of approximately $21.9 million. The Company's current focus is on expanding its network infrastructure to achieve economies of scale, improve network performance, and enable the Company to expand its geographic reach for potential telecommunications and Internet subscribers. Consequently, the Company continues to make capital expenditures and incur additional operating costs to hire additional personnel and increase its expenses related to product development, marketing, network infrastructure, technical resources and customer support. The pursuit of such objectives can be expected to have an adverse impact on the Company's profit margins for at least the near-term and until the Company can increase its customer bases sufficiently to recover the costs of such expansions. In addition, an acceleration in the growth of the Company's subscriber bases or changes in usage patterns among subscribers may also increase the Company's costs as a percentage of revenues. There can be no assurance that revenue growth will continue or that the Company will be profitable in Fiscal 1998 or will at any time in the future achieve or sustain profitability.

    The Company's quarterly operating results have fluctuated in the past as the Company's business has evolved, and may fluctuate significantly in the future as a result of a variety of factors, some of which are outside of the Company's control. These factors include general economic conditions, acceptance and use of the Internet, user demand for long-distance telecommunications services, capital expenditures and other costs relating to the expansion of operations, the timing and costs of any acquisitions of technologies or businesses, government regulation, the timing of new product announcements by the Company or its competitors, changes in pricing strategies by the Company or its competitors, changes in the mix of services sold by the Company market availability and acceptance of new and enhanced versions of the Company's or its competitors' products and services and the rates of new subscriber acquisition and retention. These factors could also have a material adverse effect on the Company's business, financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Quarterly Results of Operations."

RISKS OF EXPANSION AND IMPLEMENTATION OF GROWTH STRATEGY

    The Company's rapid growth and expansion into new businesses have placed, and may continue to place, a strain on the Company's management, administrative, operational, financial and technical resources and increased demands on its systems and controls. Demands on the Company's network resources and technical staff and resources have grown rapidly with the Company's expanding customer bases, and the Company has in the past experienced difficulties satisfying the demand for its services. The Company has experienced delays in shipping the Company's software, resulting in billing subscribers in advance of software receipt, and from time to time, subscribers have experienced significant delays both in accessing the Internet through the Company's modems and in contacting, and in receiving responses from, the Company's customer and technical support personnel. In certain situations, these events have created customer relations issues for the Company and resulted in cancellations of subscriptions. There can be no assurance that the Company's improved technical staff and resources will be adequate to facilitate the Company's growth. A failure to effectively provide customer and technical support services will affect adversely the Company's ability to attract and maintain its customer base. The Company expects to experience continued strain on its operational systems as it develops, operates and maintains its network. Expected increases in the Company's telecommunications customer and Internet subscriber bases will produce increased demands on its sales, marketing and administrative resources, its engineering and technical resources, and its customer and technical support resources, as well as on its switching and routing capabilities and network infrastructure. As of July 31, 1996 and July 31, 1997, the Company had approximately 462 and 360 employees, respectively. The Company believes that it will need, both in the short-term and the long-term, to hire additional sales and marketing and technical personnel as well as qualified administrative and management personnel in its accounting and finance areas to manage its financial control systems. Although the Company has hired additional personnel and upgraded certain of its systems, there can be no assurance that the Company's administrative, operating and financial control systems, infrastructure, personnel and facilities will be adequate to support the Company's future operations or to maintain and effectively adapt to future growth.

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

    TELECOMMUNICATIONS

    Currently, the Company competes with (i) IXCs engaged in the provision of long-distance access and other long-distance resellers and providers including large carriers such as AT&T, MCI, Sprint, and

WorldCom, (ii) foreign PTTs, (iii) other marketers of international long-distance and call reorigination services such as Viatel, Kallback, and RSL Communications, (iv) wholesale providers of international long distance services such as Pacific Gateway, (v) alliances for providing wholesale carrier services such as "Global One" (Sprint, Deutsche Telekom, and France Telecom), "Concert" (British Telecom and MCI) and Uniworld (AT&T and Unisource--Telecom Netherlands, Telia AB, Swiss Telecom PTT and Telefonica de Espana S.A.), (vi) new entrants to the long distance market such as the RBOCs in the United States, who have entered or have announced plans to enter the U.S. interstate long-distance market pursuant to recent legislation authorizing such entry, and utilities such as RWE in Germany, and (vii) small resellers and facility-based IXCs. Moreover, some of the Company's competitors have announced business plans similar to the Company's regarding the expansion of telecommunications networks into Europe. Many of the Company's competitors are significantly larger and have substantially greater market presence and financial, technical, operational, marketing and other resources and experience than the Company.

    Because of their close ties to their national regulatory authorities, foreign government-owned PTTs may directly pressure the Company in their home countries by influencing regulatory authorities to outlaw the provision of call reorigination services or by blocking access to the call reorigination services the Company markets. Similar pressure can be applied by newly-privatized former PTTs and other home country competitors in nations that have eliminated government ownership of the PTT. Although the Company has not suffered a material adverse effect due to anti-competitive behavior on the part of the PTTs (or former PTTs) to date, there can be no assurance that such behavior will not in the future cause a material adverse effect on the Company's business, financial condition or results of operations. With the increasing privatization of international telecommunications in foreign countries, PTTs may increasingly become deregulated and free to compete more effectively with the Company at competitive rates. Deregulation in foreign countries also could result in competition from other service providers with large, established customer bases and close ties to governmental authorities in their home countries. Deregulation and increased competition in foreign markets could cause prices for direct-dial international calls to decrease so much that customers are no longer willing to use the Company's international call reorigination services. The ability of a deregulated PTT or another home country service provider to compete on the basis of greater size and resources, pricing flexibility and long-standing relationships with customers in its own country could have a material adverse effect on the Company's business, financial condition or results of operations.

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

    Competition for customers in the telecommunication markets the Company competes in is primarily on the basis of price and, to a lesser extent, on the basis of the type and quality of service offered. Increased competition could force the Company to reduce its prices and profit margins if the Company's competitors are able to procure rates or enter into service agreements comparable to or better than those the Company obtains or markets or are able to offer other incentives to existing and potential customers. Similarly, the Company has no control over the prices set by its competitors in the long-distance resale market. The Company could also face significant pricing pressure if it experiences a decrease in its market share of international long-distance traffic because the Company's ability to obtain favorable rates and tariffs from its carrier suppliers depends, in large part, on the Company's total volume of long-distance traffic. There is no guarantee that the Company will be able to maintain the volume of domestic and international long-distance traffic necessary to obtain favorable rates and tariffs. The Company is aware that its ability to market its long-distance resale services depends upon the existence of spreads between the rates offered by the Company and those offered by the IXCs with whom it competes as well as those from whom it obtains service. A decrease in such spreads or price competition in the Company's markets could have a material adverse effect on the Company's business, financial condition or results of operations. See "Risk Factors--Dependence on Others" and "Business-Competition."

    INTERNET ACCESS

    The Company's current and prospective competitors include many large companies that have substantially greater market presence as well as financial, technical, operational, marketing and other resources and experience than the Company. The Company's Internet access business competes or expects to compete directly or indirectly with the following categories of companies: (i) other national and regional commercial Internet access providers, such as NETCOM and PSI; (ii) established on-line services companies that currently offer or are expected to offer Internet access, such as AOL, CompuServe, and Prodigy; (iii) computer hardware and software and other technology companies, such as Microsoft; (iv) national long-distance telecommunications carriers, such as AT&T, MCI, and Sprint; (v) RBOCs; (vi) cable television system operators, such as Comcast, TCI, and Time Warner; (vii) nonprofit or educational ISPs; and
(viii) newly-licensed providers of spectrum-based wireless data services. See "Business-Competition."

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

    Numerous companies have entered the Internet telephony market in the past year and a half and have established their Internet telephony products in the marketplace before the Company's introduction of its Net2Phone service. Most of the current Internet telephony products enable voice communications over the Internet between two parties simultaneously connected to the Internet via multimedia-equipped personal computers, where both parties are using identical Internet telephony software products. These products include Internet Phone from VocalTec, WebPhone from QuarterDeck and NetMeeting from Microsoft. Recently, Intel Corporation announced a new technology aimed at standardizing and improving the compatibility of the various Internet telephony software products, enabling customers of different Internet telephony software products to communicate with one another over the Internet. Furthermore, a number of companies including Northern Telecom and Dialogic have announced server-based products and switches which are expected to allow communications over the Internet between parties using a personal computer and regular telephone and between two parties using telephones where both parties have these specialized servers at both ends of the call. There can be no assurance that other large companies will not enter the market as suppliers of Internet telephony services or equipment or that the Company's competitors in this market will not introduce Internet telephony products that permit termination of the call at a standard telephone as does Net2Phone. There can be no assurances that the Company will be able to successfully compete in the developing Internet telephony market. Although Internet telephony continues to be an area of intense focus of various Internet software providers, traditional telephone service companies and telephone equipment manufacturers, there can be no assurance that Internet telephony will gain market acceptance or prove to be a viable alternative to traditional telephone service. Many international telephone callers, accustomed to the convenience and quality of phone-to-phone international calling, may not switch to Internet telephony services notwithstanding the potential cost savings.

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

    The Company currently is dependent on software licensed from Netscape Communications Corp. ("Netscape") for the front end software for its Internet access services. Under its non-exclusive agreement with Netscape (the "Netscape Agreement"), the Company can use and reproduce certain Netscape products, and distribute such products to distributors and end users in conjunction with IDT configuration software. The Company has experienced difficulty in integrating third party software into the Company's Internet software. The occurrence of operating difficulties in connection with Netscape software could deter customers from using the Company's Internet services. If another software manufacturer challenges Netscape's market position and the Company is unable to provide such software to its customers or the Company continues to experience difficulty integrating Netscape software into the Company's Internet services, there could be a material adverse effect on the Company's business, financial condition or results of operations.

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

RISKS OF NETWORK FAILURE

    The success of the Company is largely dependent on its ability to deliver high quality, uninterrupted access to the Internet and low-cost, uninterrupted domestic and international long-distance telephone services. Any system or network failure that causes interruptions in the Company's operations could have a material adverse effect on the business, financial condition or results of operations of the Company. The Company has experienced failures relating to individual POPs and the Company's subscribers have experienced difficulties in accessing, and maintaining connection to, the Internet. The Company at times has experienced failures of its call reorigination switching equipment, which temporarily prevented customers from using IDT's call reorigination services. The Company's operations are dependent on its ability to successfully expand its network and integrate new and emerging technologies and equipment into its network, which are likely to increase the risk of system failure and to cause unforeseen strain upon the network. The Company's operations also are dependent on the Company's protection of its hardware and other equipment from damage from natural disasters such as fires, floods, hurricanes, and earthquakes, or other sources of power loss, telecommunications failures or similar occurrences. The Company maintains a substantial portion of its Internet accounts, electronic mail services, and other systems essential to the Company's service offerings at its primary operational facilities in Hackensack, New Jersey. Significant or prolonged system failures, such as were experienced in 1996 by AOL and NETCOM, or difficulties for subscribers in accessing, and maintaining connection with the Internet could damage the reputation of the Company and result in the loss of subscribers. Similarly, significant or prolonged telephone network failures, or difficulties for customers in completing long-distance telephone calls could damage the reputation of the Company and result in the loss of customers. Such damage or losses could have a material adverse effect on the Company's ability to obtain new subscribers and customers, and on the Company's business, financial condition or results of operation.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

    In Fiscal 1995, 1996, and 1997, international customers accounted for approximately 56%, 23%, and 25%, respectively, of the Company's total revenues. The Company anticipates that revenues from international customers will continue to account for a significant percentage of its total revenues. In addition, part of the Company's growth strategy is to develop a network switching infrastructure in foreign countries. Therefore, a significant portion of the Company's total revenues as well as a portion of its equipment and other property will be subject to risks associated with international operations, including unexpected changes in legal and regulatory requirements, changes in tariffs, exchange rates and other barriers, political and economic instability, difficulties in accounts receivable collection, longer payment cycles, difficulties in establishing, maintaining and managing independent foreign sales organizations, difficulties in staffing and managing international operations, difficulties in maintaining and repairing equipment abroad, difficulties in protecting the Company's intellectual property overseas, possible confiscation of property and equipment, potentially adverse tax consequences and the regulation of Internet access providers and telecommunications companies by foreign jurisdictions. Although the Company's sales to date have generally been denominated in U.S. dollars, the value of the U.S. dollar in relation to foreign currencies may also adversely affect the Company's sales to international customers as well as the cost of procuring, installing and maintaining equipment abroad. To the extent the Company expands its international operations or changes its pricing practices to denominate prices in foreign currencies, the Company will be exposed to increased risks of currency fluctuation as the Company does not, and has no plans to, engage in hedging activities designed to manage currency fluctuations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business-Sales and Marketing."

NEW AND UNCERTAIN MARKETS

    Many of the overseas markets in which the Company currently markets long-distance telephone services are undergoing dramatic changes as a result of privatization and deregulation. The European Union has mandated competitive markets for the European telecommunications industry by January 1998 and the various European countries are at different stages of opening their telecommunications markets. As a result of privatization and deregulation, a new competitive environment is emerging in which major European telephone companies, media companies and utilities are entering the telecommunications market and forming new alliances which are radically changing the landscape for domestic and international telephone services. Open markets for telecommunications services are expected to evolve in other parts of the world as well. While the Company is focused on exploiting the imbalances brought about by the often fragmented nature of deregulation, the Company is entering new and often unknown markets and, therefore, is unable to predict how such deregulating markets will evolve. There can be no assurance that changes in the marketplace and new strategic alliances among companies with greater resources than the Company will not adversely affect the Company's ability to continue to offer and to sell call reorigination services, its efforts to increase its overseas telecommunications customer base or its ability to recover the cost of building out its international telecommunications switching infrastructure.

    The markets for Internet connectivity, telephony and content services and related software products are relatively new, current and future competitors are likely to introduce competing Internet connectivity and/or on-line services and products. Therefore, it is difficult to predict the rate at which these markets will grow or at which new or increased competition will result in market saturation. If demand for Internet services fails to grow, grows more slowly than anticipated, or becomes saturated with competitors, the Company's business, operating results and financial condition could be adversely affected. Although the Company intends to support emerging standards in the market for Internet connectivity, there can be no assurance that industry standards will emerge or if they become established, that the Company will be able to conform to these new standards in a timely fashion and maintain a competitive position in the market. See "Business-Research and Development."

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

While the constitutionality of these provisions has been successfully challenged in federal appellate court, there can be no assurance as to the final result regarding the constitutionality of the 1996 Telecommunications Act, or as to the scope and content of any substitute legislation or other legislation in the U.S. or foreign jurisdictions restricting the type of content being provided over the Internet. In addition, CompuServe faced action by German authorities in response to which CompuServe temporarily restricted the scope of the Internet access it provides to all subscribers, both in the U.S. and internationally; and a number of countries are considering content restrictions based on such factors as political or religious views expressed, and pornography or indecency. The acquisition of the Genie on-line service and the launch of Genie Interactive service has increased the Company's exposure to such legislation, and to libel and defamation suits, primarily because of the increased level of content being provided by or through the Company.

NEED FOR ADDITIONAL CAPITAL TO FINANCE GROWTH AND CAPITAL REQUIREMENTS

    The Company believes that it must continue to enhance and expand its network and build out its telecommunications network infrastructure in order to maintain its competitive position and continue to meet the increasing demands for service quality, availability and competitive pricing. The Company's ability to grow depends, in part, on its ability to expand its operations through the establishment of new installed POPs, each of which requires significant advance capital equipment expenditures, as well as advance expenditures and commitments for owned and leased telephone company facilities and circuits and advertising. The Company believes that, based upon its present business plan, its existing cash resources and expected cash flow from operating activities will be sufficient to meet its currently anticipated working capital and capital expenditure requirements through at least Fiscal 1998. If the Company's growth exceeds current expectations or if the Company's cash flow from operations after Fiscal 1998 is insufficient to meet its working capital and capital expenditure requirements, the Company will need to raise additional capital from equity or debt sources, and the Company is currently considering alternative means to raise capital. There can be no assurance that the Company will be able to raise such capital on favorable terms or at all. If the Company is unable to obtain such additional capital, the Company may be required to reduce the scope of its anticipated expansion, which could have a material adverse effect on the Company's business, financial condition or results of operations and its ability to compete. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

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

    The 1996 Telecommunications Act and the WTO Agreement substantially altered the regulatory framework for the telecommunications industry for domestic and international telecommunications services. The 1996 Telecommunications Act and the WTO Agreement will require the FCC to conduct a variety of rulemakings to implement various requirements. The Company cannot predict the ultimate effects of the WTO Agreement or the 1996 Act upon the Company's business other than to note that the Company will not be required to contribute to the FCC's Universal Service fund and such contributions could be as much as 4.5% or more of such revenues for the calendar year 1998, and would increase in subsequent years.

    INTERNET

    Internet access providers are generally considered "enhanced service providers" and are exempt from federal and state regulations governing common carriers. Accordingly, the company's provisioning of Internet services are currently exempt from tariffing, certification, and rate regulation. Nevertheless, regulations governing disclosure of confidential communications, copyright, excise tax, as well as other requirements may apply to IDT's provision of Internet services. The Company cannot predict the likelihood that state, federal or foreign governments will impose additional regulation on the Company's Internet business, nor can it predict the impact that future regulation will have on the Company's operations.

    The 1996 Telecommunications Act would impose criminal liability on persons sending or displaying in a manner available to minors indecent material on an interactive computer service such as the Internet, and on an entity knowingly permitting facilities under its control to be used for such activities. Entities solely providing access to facilities not under their control are exempted from liability, as are service providers that take good faith, reasonable, effective and appropriate actions to restrict access by minors to the prohibited communications. However, the Genie on-line service and GENIE INTERACTIVE are not likely to fall within such exception. The constitutionality of these provisions has been successfully challenged in federal appellate court, and the interpretation and enforcement of them are uncertain. This legislation, as well as lawsuits against Internet service providers, may decrease demand for Internet access, chill the development of Internet content, or have other adverse effects on Internet access and content providers such as the Company. In addition, in light of the uncertainty attached to interpretation and application of this law, there can be no assurance that the Company would not have to modify its operations to comply with the statute, including prohibiting users from maintaining home pages on the Web, and increasing its control over the GENIE INTERACTIVE content. See "Risk Factors--Potential Liability for Information Disseminated Through Network."

    INTERNET TELEPHONY

    The Company knows of no domestic or foreign laws that prohibit voice communications over the Internet. As identified above, the FCC is currently considering whether or not to impose surcharges or additional regulation upon providers of Internet telephony. In addition, several efforts have been made to enact federal legislation that would either regulate or exempt from regulation services provided over the Internet. State public utility commissions may also retain jurisdiction to regulate the provision of intrastate Internet telephone services and could initiate proceedings to regulate Internet telephony. If a foreign government, Congress, the FCC, or a state utility commission regulate Internet telephony, there can be no assurances that any such regulation will not materially adversely affect the Company's business, financial condition or results of operation.

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

ITEM 2. PROPERTIES

    The Company's principal facilities total approximately 35,300 square feet and are located in three buildings in Hackensack, New Jersey. The Company also leases space (typically less than 500 square feet) in various geographic locations to house the telecommunications equipment for each of its POPs. The Company occupies one building under a lease which expires on June 30, 1999. The Company leases this facility from an entity in which Howard S. Jonas, the Company's Chairman and Chief Executive Officer, is the sole stockholder. The Company occupies facilities in a second building pursuant to a lease which expires on September 30, 1998 and facilities in a third building, which the Company also leases from an entity controlled by Mr. Jonas, which expires in December 1998. See "Certain Relationships and Related Transactions."

ITEM 3. LEGAL PROCEEDINGS.

    On December 29, 1995, Surfers Unlimited, L.L.C. ("Surfers") filed a breach of contract action in the New Jersey Superior Court, Bergen County. The suit names a subsidiary of the Company as defendant and seeks restitutional and consequential damages in an unspecified amount for interference with prospective business advantages, breach of contract and improper use of confidential and proprietary information. Howard Jonas, the Chairman and Chief Executive Officer of the Company, has also been named as a defendant in the action. The suit is currently in the discovery phase and a trial is tentatively scheduled for February 1998.

    The Company was served with a third party complaint in a pending action between The New York Times Company and Independent Media Services, Inc. ("IMS"). In the third party complaint, IMS alleges non-payment of media services fees and print advertisement fees. The claim against the Company is for approximately $300,000. Settlement discussions have taken place, however, the Company does not believe that a settlement of this matter is imminent. The lawsuit is currently in the discovery phase and a trial date has not yet been set. The Company does not believe that the outcome of this matter will have a material adverse effect upon the business of the Company.

    In January 1997, six former employees alleging employment discrimination commenced a suit in New Jersey entitled INNELLA V. IDT CORP. Howard Jonas, the Chairman and Chief Executive Officer of the Company, has also been named as a defendant in the action. The action claims that the Company has made hiring and promotion decisions based upon the religious backgrounds of the relevant individuals. The case is in the preliminary stages of discovery, however, the Company does not believe that this action will have a material adverse effect upon its business.

    In June 1997, an uncertified class-action suit was brought against IDT in New York. The suit concerns advertisements that are no longer used by the Company, and advertising practices that were voluntarily terminated by the Company following a prior investigation of the Company by the Attorneys General of several states. The case is currently in preliminary stages of discovery, however, the Company does not believe that this action will have a material adverse effect upon its business.

    In September 1997, DigiTEC 2000, Inc. ("DigiTEC") filed a complaint against the Company alleging that in connection with its sale of pre-paid calling cards, the Company tortiously interfered with a business relationship between DigiTEC and two co-defendants, CG Com, Inc. and Carlos Gomez. DigiTEC has filed a motion for a preliminary injunction that would bar the Company from selling its prepaid calling cards through these co-defendants. The Court has not yet ruled upon DigiTEC's motion and the case is currently in preliminary stages of discovery. However, the Company believes that the outcome of this matter will not have a material adverse effect upon its business.

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

                                                                                                   HIGH        LOW
                                                                                                 ---------  ---------
FISCAL YEAR ENDED JULY 31, 1996
  Third Quarter (from March 15, 1996)..........................................................  $   11.75  $    6.75
  Fourth Quarter...............................................................................      16.00       8.50

FISCAL YEAR ENDING JULY 31, 1997
  First Quarter................................................................................  $   17.50  $   10.25
  Second Quarter...............................................................................      15.75       8.50
  Third Quarter................................................................................       8.75       4.00
  Fourth Quarter...............................................................................       9.25       5.25

FISCAL YEAR ENDING JULY 31, 1998
  First Quarter (through October 28, 1997).....................................................  $   21.25  $   7.875

    On October 28, 1997, the last sale price reported on the Nasdaq National Market for the Common Stock was $18.00 per share. On the same date, there were approximately 69 holders of record of the Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on October 28, 1997, was approximately $160 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

ITEM 6. SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data presented below for each of the five years in the period ended July 31, 1997 has been derived from the Company's consolidated financial statements, which have been audited by Ernst & Young LLP, independent auditors. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other financial information appearing elsewhere in this Report.

                                                                             YEAR ENDED JULY 31,
                                                           -------------------------------------------------------
                                                             1993       1994       1995        1996        1997
                                                           ---------  ---------  ---------  ----------  ----------

                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues:
    Telecommunications...................................  $   1,675  $   3,169  $  10,789  $   35,708  $   99,936
    Internet.............................................     --         --            875      21,986      32,895
    Net2Phone............................................     --         --         --          --           2,356
                                                           ---------  ---------  ---------  ----------  ----------
      Total revenues.....................................      1,675      3,169     11,664      57,694     135,187

  Costs and expenses:
    Direct cost of revenues..............................        272        990      7,544      36,438      92,214
    Selling, general and administrative..................      1,019      2,402      5,992      35,799      41,545
    Depreciation and amortization........................         79        106        303       1,212       4,873
                                                           ---------  ---------  ---------  ----------  ----------
      Total costs and expenses...........................      1,370      3,498     13,839      73,449     138,632
                                                           ---------  ---------  ---------  ----------  ----------
  Income (loss) from operations..........................        305       (329)    (2,175)    (15,755)     (3,445)
  Other, net(1)..........................................         (3)        31         30         112        (392)
                                                           ---------  ---------  ---------  ----------  ----------
      Net income (loss)..................................  $     302  $    (298) $  (2,145) $  (15,643)     (3,837)
                                                           ---------  ---------  ---------  ----------  ----------
                                                           ---------  ---------  ---------  ----------  ----------
  Net income (loss) per share............................  $     .02  $    (.02) $    (.13) $     (.86) $     (.18)
                                                           ---------  ---------  ---------  ----------  ----------
                                                           ---------  ---------  ---------  ----------  ----------
  Weighted average number of shares used in calculation
    of net income (loss) per share.......................     16,569     16,569     16,569      18,180      21,153
                                                           ---------  ---------  ---------  ----------  ----------
                                                           ---------  ---------  ---------  ----------  ----------

BALANCE SHEET DATA
  Cash and cash equivalents.......................  $     302  $     754  $     232  $  14,894  $   7,674
  Working capital (deficit).......................        826      1,289       (884)    13,547      4,887
  Total assets....................................      1,302      2,795      4,197     43,797     58,537
  Total stockholders' equity......................      1,045      2,062        911     26,843     25,259

------------------------

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

OVERVIEW

    IDT is an international telecommunications company offering a broad range of competitively priced long-distance telephone, and Internet access services in the U.S. abroad. IDT recently began offering Internet telephony services.

    Revenues from the Company's telecommunications operations are derived primarily from the following activities: (i) international long-distance call reorigination services; (ii) resale of long-distance minutes to other long-distance carriers; (iii) marketing to individuals and businesses of domestic long-distance services provided by WorldCom; and (iv) marketing to individuals and businesses of prepaid calling cards. Beginning in Fiscal 1997, the Company's focus has increasingly shifted towards its international telecommunication operations, and away from its sales of Internet access. Revenues from the Company's Internet operations are primarily derived from providing Internet access services to individuals and businesses.

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

RESULTS OF OPERATIONS

    The following table sets forth the percentage of revenues represented by certain items in the Company's statement of operations:

                                                                                              YEAR ENDED JULY 31,
                                                                                        -------------------------------
                                                                                          1995       1996       1997
                                                                                        ---------  ---------  ---------
Revenues:.............................................................................      100.0%     100.0%     100.0%
  Telecommunications..................................................................       92.5       61.9       74.0
  Internet............................................................................        7.5       38.1       24.3
  Net2Phone...........................................................................     --         --            1.7
Costs and expenses:
  Direct cost of revenues.............................................................       64.7       63.2       68.2
  Selling, general and administrative.................................................       51.4       62.0       30.7
  Depreciation and amortization.......................................................        2.5        2.1        3.6
                                                                                        ---------  ---------  ---------
      Total costs and expenses........................................................      118.6      127.3      102.5
                                                                                        ---------  ---------  ---------
Income (loss) from operations.........................................................      (18.6)     (27.3)      (2.5)
                                                                                        ---------  ---------  ---------
Other (net)...........................................................................        0.2        0.6       (0.3)
                                                                                        ---------  ---------  ---------
      Income before taxes and extraordinary item......................................      (18.4)%     (26.7)%      (2.8)%
Income Taxes..........................................................................        0.0        0.0        0.0
                                                                                        ---------  ---------  ---------
Income (loss) before extraordinary item...............................................      (18.4)     (26.7)      (2.8)
Extraordinary loss on retirement debt.................................................        0.0       (0.4)      (0.0)
                                                                                        ---------  ---------  ---------
Net income (loss).....................................................................      (18.4)%     (27.1)%      (2.8)%
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------

FISCAL 1997 COMPARED TO FISCAL 1996

    REVENUES. Revenues increased 134.3% from approximately $57.7 million in Fiscal 1996 to approximately $135.2 million in Fiscal 1997. The composition of the Company's revenues increasingly consisted of revenues from its international telecommuniations operations, as its focus increasingly concentrated in that area, as opposed to its Internet services. Revenues from the Company's telecommunications operations increased 179.9% from approximately $35.7 million in Fiscal 1996 to approximately $99.9 million in Fiscal 1997. Revenues from Internet operations increased 49.6% from $22.0 million in Fiscal 1996 to approximately $32.9 million in Fiscal 1997. Revenues from Internet telephony operations increased from $0 in fiscal 1996 to approximately $2.4 million in Fiscal 1997. The increase in telecommunications revenues was due primarily to an 165.9% increase in rebilled long-distance minutes of use from approximately 88 million minutes of use to approximately 234 million minutes of use. The increase in rebilled long-distance minutes of use was due to a substantial increase in international call reorigination customers, migration of existing customers to the Company's least cost routing switch platform and the addition of carrier-to-carrier services clients. During this period, the number of international call reorigination customers increased 40% from approximately 19,600 at July 31, 1996 to 27,422 customers at July 31, 1997. As a percentage of telecommunications revenues and overall revenues in Fiscal 1996 and 1997, callback revenues decreased from approximately 36.8% to 27.3% and 9.7% to 47.4%, respectively. The addition of wholesale carrier clients resulted in an increase in carrier-to-carrier services revenues from approximately $18.6 million in Fiscal 1996 to approximately $64.7 million in Fiscal 1997. As a percentage of telecommunications revenues and overall revenues, carrier-to-carrier services revenues increased from approximately 52.1% to 64.7% and 32.3% to 47.8%, respectively. As a percentage of total revenues, Internet revenues decreased from approximately 38.1% in Fiscal 1996 to approximately 24.3% in Fiscal 1997. The increase in Internet revenues in dollar terms was due primarily to the increase in the dial-up subscribers base, and to a lesser degree increased revenues from on-line services and dedicated customers from Fiscal 1996 to Fiscal 1997.

The decrease in Internet revenue as a percentage of total revenue was due to the increase of telecommunications revenue as compared to Internet revenue, consistent with the change in the focus of the Company's operations. Internet revenues also included approximately $3.4 million of online service revenues for Fiscal 1996 and $1.2 million for Fiscal 1997. Internet telephony revenues as a percentage of overall revenues increased from 0.0% in Fiscal 1996 to 1.7% in Fiscal 1997.

    DIRECT COST OF REVENUES. Direct cost of revenues consists primarily of the costs paid to carriers for the transmission and termination of switched minutes through IDT's facilities, and to a lesser extent, fees paid to alliance partners, leased circuits and network costs, local access costs, Internet connectivity costs, and switch maintenance costs. The Company's direct cost of revenues increased by 153.1% from approximately $36.4 million in Fiscal 1996 to approximately $92.2 million in Fiscal 1997. As a percentage of revenues, these costs increased from 63.2% to 68.2% in Fiscal 1996 and 1997, respectively. The increase in absolute dollars is primarily due to increases in underlying carrier costs as the Company's telecommunications minutes of use, and the associated revenue, grew substantially. To a lesser extent, the increase is due to the increase in fees paid to alliance partners and the costs of leased circuits and networks and of access lines and network connectivity to support subscriber growth in both Internet access and international call reorigination. The Company expects that direct cost of revenues will continue to increase in absolute dollar terms as the Company expands its telecommunications and Internet subscriber bases.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs increased from approximately $35.8 million in Fiscal 1996 to approximately $41.5 million in Fiscal 1997. As a percentage of revenues, these costs decreased from 62.1% to 30.7% in Fiscal 1996 and 1997, respectively. The decrease in selling, general and administrative costs as a percentage of revenues was primarily due to the shift of the focus of the Internet division's marketing efforts from aggressive mass marketing to new reseller programs which entail significantly lower selling costs. The Company anticipates selling, general and administrative costs will increase as the Company implements its growth strategy, but will decrease as a percentage of total revenues.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization costs increased 302.0% from approximately $1.2 million in Fiscal 1996 to approximately $4.9 million in Fiscal 1997. As a percentage of revenues, these costs increased from 2.1% to 3.6 % in Fiscal 1996 and 1997, respectively. These costs increased in absolute terms and as a percentage of revenues primarily as a result of the Company's higher fixed asset base during Fiscal 1997 as compared with Fiscal 1996 due to the Company's installation of additional Company-owned POPs, enhancement of its network infrastructure and expansion of its facilities. The Company anticipates that its depreciation and amortization costs will continue to increase as the Company continues to implement its growth strategy.

    INCOME (LOSS) FROM OPERATIONS. Income from operations for the telecommunications segment increased to approximately $5.7 million in Fiscal 1997 from $2.8 million in Fiscal 1996 and as a percentage of telecommunications revenues decreased to 5.7% from 7.7%. The increase in dollars resulted principally from increased revenue generated by the expansion of operations. The decrease as a percentage of telecommunication revenues resulted from increased selling general and administrative expenses as well as the increased percentage of long-distance arbitrage revenues which typically carry lower margins. Loss from operations for the Internet access segment decreased to approximately $8.1 million in Fiscal 1997 from approximately $17.6 million in Fiscal 1996. The loss from operations from the Internet access segment was principally due to the initial costs of acquiring customers and increased personnel and facilities costs to sustain growth. The decreased loss of the Internet access segment is largely due to the refocusing of its marketing efforts from aggressive mass marketing to new reseller programs. The loss generated from the development and marketing of Net2Phone was approximately $1.1 million and $660,000 for Fiscal 1997 and 1996 respectively.

    INCOME TAXES. The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The Company did not record an income tax benefit in Fiscal 1996 or 1997, as the realization of available tax losses was not probable. As of July 31, 1997, the Company had Federal net operating loss carryforwards of approximately $21.0 million. The amount of these carryforwards that can be used in any given year may be limited in the event of certain changes in the ownership of the Company. The Company does not believe that the prior ownership changes will significantly limit the Company's ability to use its net operating loss carryforwards.

FISCAL 1996 COMPARED TO FISCAL 1995

    REVENUES. Revenues increased 390% from approximately $11.7 million in Fiscal 1995 to approximately $57.7 million in Fiscal 1996. Revenues from the Company's telecommunications operations increased 230% from approximately $10.8 million in Fiscal 1995 to approximately $35.7 million in Fiscal 1996. Revenues from Internet operations increased from $875,000 in Fiscal 1995 to approximately $22 million in Fiscal 1996, a 24-fold increase. The increase in telecommunications revenues was due primarily to an eight fold increase in rebilled long-distance minutes of use, from approximately 11 million minutes of use to nearly 88 million minutes of use. The increase in rebilled long-distance minutes of use was due to a substantial increase in international call reorigination customers, migration of existing customers to the Company's least cost routing switch platform and the addition of carrier-to-carrier services clients. During this period, the number of international call reorigination customers increased 208% from approximately 6,358 at July 31, 1995 to 19,582 customers at July 31, 1996. As a percentage of telecommunications revenues and overall revenues in Fiscal 1995 and 1996, callback revenues decreased from approximately 31.8% to 36.5% and 51.6% to 22.2%, respectively. The addition of wholesale carrier clients resulted in an increase in carrier-to-carrier services revenues from approximately $1.1 million in Fiscal 1995 to approximately $18.6 million in Fiscal 1996. As a percentage of telecommunications revenues and overall revenues, carrier-to-carrier services revenues increased from approximately 10.3% to 52.1% and 12.1% to 55.8%, respectively. As a percentage of total revenues, Internet revenues increased from approximately 7.5% in Fiscal 1995 to approximately 38.1% in Fiscal 1996. The increase in Internet revenues both in dollar terms and as a percentage of revenues was due primarily to a 12 fold increase in dial-up subscribers from 10,839 as of July 31, 1995 to approximately 142,700 as of July 31, 1996.

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

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs increased 497% from approximately $6.0 million in Fiscal 1995 to approximately $35.8 million in Fiscal 1996. As a percentage of revenues, these costs increased from 51.4% to 62.1% in Fiscal 1995 and 1996, respectively. The increase in these costs both in dollar terms and as a percentage of revenues was due primarily to the addition of sales, marketing and technical and customer support personnel hired to support the growth of the Company's Internet access business, the increased advertising to attract Internet dial-up subscribers, the increased license fees paid to Netscape under the Netscape Agreement, and costs incurred in developing and marketing Net2Phone. During Fiscal 1995, the Company recorded a non-cash compensation expense of approximately $1.0 million as compared to $70,000 in Fiscal 1996 due to the grant of options to employees and consultants. The Company anticipates selling, general and administrative costs will continue to increase as the Company implements its growth strategy.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization costs increased 299% from approximately $304,000 in Fiscal 1995 to approximately $1.2 million in Fiscal 1996. As a percentage of revenues, these costs decreased from 2.6% to 2.1% in Fiscal 1995 and Fiscal 1996, respectively. These costs increased in absolute terms primarily as a result of the Company's higher fixed asset base during Fiscal 1996 as compared with Fiscal 1995 due to the Company's aggressive efforts to install additional Company-owned POPs, enhance its network infrastructure and expand its facilities. The Company anticipates depreciation and amortization costs will continue to increase as the Company continues to implement its growth strategy.

    INCOME (LOSS) FROM OPERATIONS. Income from operations for the telecommunications segment increased to approximately $2.8 million in Fiscal 1996 from $830,000 in Fiscal 1995 and as a percentage of telecommunications revenues to 7.72% from 7.69%. The increase resulted principally from increased volume. Loss from operations for the Internet access segment increased to $17.9 million in Fiscal 1996 from approximately $3 million in Fiscal 1995 and as a percentage of Internet revenues to 81.2% from 443%. The loss from operations from the Internet access segment was principally due to the initial costs of acquiring customers, increased personnel and facilities costs to sustain growth and substantial marketing expenses to create customer awareness. The increased loss of the Internet access segment is largely due to the growth in Internet customer base as the initial costs of acquiring customers exceeds the initial revenue received from such customers. The customer base increased 12-fold from 10,839 to 142,700 customers during Fiscal 1996. The loss generated from the development and marketing of Net2Phone was approximately $660,000 for the year ended July 31, 1996.

    INCOME TAXES. The Company records income taxes in accordance with SFAS 109. The Company did not record an income tax benefit in the periods ended July 31, 1995 or 1996, as the realization of available tax losses was not assured.

QUARTERLY RESULTS OF OPERATIONS

    The following tables set forth certain quarterly financial data for the eight quarters ended July 31, 1997. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

                                IDT CORPORATION
              CONSOLIDATED QUARTERLY INCOME STATEMENT (IN $,000'S)

                                               10-31-95     01-31-96     04-30-96     07-31-96     10-31-96     01-31-97
                                              -----------  -----------  -----------  -----------  -----------  -----------
Revenues:
  Telecommunications........................       4,808        5,852       11,338       13,710       18,101       21,939
  Internet..................................       1,793        3,862        6,888        9,442       10,137        9,074
  Net2Phone.................................          --           --           --           --           79          392
                                              -----------  -----------  -----------  -----------  -----------  -----------
    Total Revenues..........................       6,601        9,714       18,226       23,153       28,317       31,405

Costs and Expenses
  Direct Costs..............................       4,173        5,926       12,289       14,050       18,013       20,862
  Selling, General & Administrative.........       3,953        8,506       10,135       13,205       12,598       11,245
  Depreciation and Amortization.............         131          175          264          642          963        1,083
                                              -----------  -----------  -----------  -----------  -----------  -----------
    Total Costs & Expenses..................       8,257       14,607       22,688       27,897       31,574       33,190
                                              -----------  -----------  -----------  -----------  -----------  -----------

Income From Operations......................      (1,656)      (4,893)      (4,462)      (4,744)      (3,257)      (1,785)
Interest (Net)..............................           3          (32)          59          316          150          (45)
                                              -----------  -----------  -----------  -----------  -----------  -----------
Income (Loss) Before Taxes..................      (1,653)      (4,925)      (4,403)      (4,428)      (3,107)      (1,830)
Taxes.......................................           0            0            0            0            0            0
                                              -----------  -----------  -----------  -----------  -----------  -----------
Net Income (Loss) Before Extraordinary
  Item......................................      (1,653)      (4,925)      (4,403)      (4,428)      (3,107)      (1,830)
Extraordinary Item..........................           0            0         (234)           0            0            0
                                              -----------  -----------  -----------  -----------  -----------  -----------
Net Income (Loss)...........................      (1,653)      (4,925)      (4,637)      (4,428)      (3,107)      (1,830)
                                              -----------  -----------  -----------  -----------  -----------  -----------
                                              -----------  -----------  -----------  -----------  -----------  -----------
Weighted Average Shares Outstanding.........      16,569       16,569       18,705       20,841       20,841       20,873
Net Income (Loss) Per Share.................   ($   0.10)   ($   0.30)   ($   0.25)   ($   0.21)   ($   0.15)   ($   0.09)

                                               04-30-97     07-31-97
                                              -----------  -----------
Revenues:
  Telecommunications........................      26,061       33,835
  Internet..................................       7,555        6,129
  Net2Phone.................................         836        1,049
                                              -----------  -----------
    Total Revenues..........................      34,452       41,013
Costs and Expenses
  Direct Costs..............................      23,681       29,659
  Selling, General & Administrative.........       9,163        8,539
  Depreciation and Amortization.............       1,317        1,510
                                              -----------  -----------
    Total Costs & Expenses..................      34,161       39,707
                                              -----------  -----------
Income From Operations......................         291        1,306
Interest (Net)..............................        (130)        (367)
                                              -----------  -----------
Income (Loss) Before Taxes..................         161          939
Taxes.......................................           0            0
                                              -----------  -----------
Net Income (Loss) Before Extraordinary
  Item......................................         161          939
Extraordinary Item..........................           0            0
                                              -----------  -----------
Net Income (Loss)...........................         161          939
                                              -----------  -----------
                                              -----------  -----------
Weighted Average Shares Outstanding.........      23,249       23,641
Net Income (Loss) Per Share.................   $    0.01    $    0.04

                                IDT CORPORATION
                 CONSOLIDATED QUARTERLY INCOME STATEMENT (IN %)

                                               10-31-95     01-31-96     04-30-96     07-31-96     10-31-96     01-31-97
                                              -----------  -----------  -----------  -----------  -----------  -----------
Revenues:
    Telecommunications......................        72.8%        60.2%        62.2%        59.2%        63.9%        69.9%
    Internet................................        27.2%        39.8%        37.8%        40.8%        35.8%        28.9%
    Net2Phone...............................          --           --           --           --          0.3%         1.2%
                                              -----------  -----------  -----------  -----------  -----------  -----------
      Total Revenues........................       100.0%       100.0%       100.0%       100.0%       100.0%       100.0%
Costs and Expenses
    Direct Costs............................        63.2%        61.0%        67.4%        60.7%        63.6%        66.4%
    Selling, General & Administrative.......        58.9%        87.6%        55.6%        57.0%        44.5%        35.8%
    Depreciation and Amortization...........         2.0%         1.8%         1.5%         2.8%         3.4%         3.5%
                                              -----------  -----------  -----------  -----------  -----------  -----------
      Total Costs & Expenses................       125.1%       150.4%       124.5%       120.5%       111.5%       105.7%
                                              -----------  -----------  -----------  -----------  -----------  -----------
Income From Operations......................       -25.1%       -50.4%       -24.5%       -20.5%       -11.5%        -5.7%
Interest (Net)..............................         0.1%        -0.3%         1.0%         1.4%         0.5%        -0.1%
                                              -----------  -----------  -----------  -----------  -----------  -----------
Income (Loss) Before Taxes..................       -25.0%       -50.7%       -25.5%       -19.1%       -11.0%        -5.8%
Taxes.......................................         0.0%         0.0%         0.0%         0.0%         0.0%         0.0%
                                              -----------  -----------  -----------  -----------  -----------  -----------
Net Income (Loss) Before Extraordinary
  Item......................................       -25.0%       -50.7%       -25.5%       -19.1%       -11.0%        -5.8%
Extraordinary Item..........................         0.0%         0.0%        -1.3%         0.0%         0.0%         0.0%
                                              -----------  -----------  -----------  -----------  -----------  -----------
Net Income (Loss)...........................       -25.0%       -50.7%       -26.8%       -19.1%       -11.0%        -5.8%
                                              -----------  -----------  -----------  -----------  -----------  -----------
                                              -----------  -----------  -----------  -----------  -----------  -----------

                                               04-30-97     07-31-97
                                              -----------  -----------
Revenues:
    Telecommunications......................        75.7%        82.5%
    Internet................................        21.9%        14.9%
    Net2Phone...............................         2.4%         2.6%
                                              -----------  -----------
      Total Revenues........................       100.0%       100.0%
Costs and Expenses
    Direct Costs............................        68.8%        72.3%
    Selling, General & Administrative.......        26.6%        20.8%
    Depreciation and Amortization...........         3.8%         3.7%
                                              -----------  -----------
      Total Costs & Expenses................        99.2%        96.8%
                                              -----------  -----------
Income From Operations......................         0.8%         3.2%
Interest (Net)..............................        -0.4%        -0.9%
                                              -----------  -----------
Income (Loss) Before Taxes..................         0.5%         2.3%
Taxes.......................................         0.0%         0.0%
                                              -----------  -----------
Net Income (Loss) Before Extraordinary
  Item......................................         0.5%         2.3%
Extraordinary Item..........................         0.0%         0.0%
                                              -----------  -----------
Net Income (Loss)...........................         0.5%         2.3%
                                              -----------  -----------
                                              -----------  -----------

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has satisfied its cash requirements principally through a combination of cash flow from operations, sales of equity securities and borrowings from third parties (including its stockholders). In March 1996, the Company completed an initial public offering of 4,600,000 shares of Common Stock for $10 per share. The Company realized approximately $41.5 million from this offering. A portion of the proceeds were used to repay $3,477,000, the principal amount of short-term notes previously issued during Fiscal 1996. In September 1997, the Company completed a $7,500,000 private placement of 3% convertible debentures with a group of institutional investors, which are redeemable for shares of the Company's Common Stock. The Company also obtained in September 1997 a $6,000,000 line of credit from Transamerica Technology Finance, a subsidiary of Transamerica Corporation, which is secured by the Company's carrier receivables. The Company also received approximately $2.2 million on the exercise of stock options in Fiscal 1997. As of July 31, 1997, the Company had cash and cash equivalents of $7.7 million and working capital of approximately $4.9 million.

    The Company generated negative cash flow from operating activities of approximately $4.4 million during Fiscal 1997, compared to a negative cash flow from operating activities of approximately $14.9 million during Fiscal 1996. The changes in operating cash flows from Fiscal 1996 to Fiscal 1997 were primarily due to the decrease in the net loss, and increases in accounts receivable and prepaid and other assets in relation to accounts payable and other current liabilities. Cash flow from operations varied significantly from quarter to quarter, depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable. Accounts receivable (net of allowances) were approximately $11.5 million and $17.1 million at July 31, 1996 and 1997, respectively. Accounts receivable, accounts payable and accrued expenses have increased from period to period as the Company's businesses have grown.

    The Company's capital expenditures increased from approximately $11.9 million in Fiscal 1996 to approximately $18.0 million in Fiscal 1997, primarily as a result of purchases of equipment to support expansion of the Company's domestic and international network infrastructure, and expansion of the Company's facilities. The Company financed a large portion of its capital expenditures in Fiscal 1997 through capital leases. Payments on purchases of fixed assets decreased from approximately $11.9 million in Fiscal 1996 to approximately $7.1 million in Fiscal 1997. The Company is upgrading and expanding its existing domestic and international network.

    The Company experiences intense competition in both its telecommunications and Internet access businesses. If additional competition were to lead to significant price reductions, the Company's cash flows from operations would be materially adversely affected.

    The Company intends to, where appropriate, make strategic acquisitions to increase its telecommunications customer base. The Company may also make strategic acquisitions related to its Internet business. From time to time, the Company evaluates potential acquisitions of companies, technologies, products and customer accounts that complement the Company's businesses. In Fiscal 1997, the Company purchased the equipment and networks of two of its alliance partners for approximately $4.4 million. The purchase price includes cash of $2,250,000, which was financed by a four year note, assumption of trade liabilities of approximately $280,000 (excluding $429,000 due to the Company), and the issuance of promissory notes totaling approximately $1,440,000 of which $690,000 is a two year note at 8.25% interest per annum, and $750,000 is a four year note at 10% per annum. No additional acquisitions are currently contemplated.

    The Company believes that the cash on hand, together with cash flow from its operating activities and cash available from its private placement of convertible subordinated debentures and from its line of credit, will be sufficient to fund the Company's existing operations through Fiscal 1998. The Company intends to continue its strategy of rapid growth, primarily through the expansion of its domestic and international networks, as well as by pursuing other growth opportunities, such as acquisitions of complementary entities or businesses. The Company is currently reviewing various alternatives for obtaining additional financing to fund this strategy. The proceeds from such financing are anticipated to be used to expand the Company's operations, fund the Company's growth and enable the Company to undertake additional strategic initiatives. There can be no assurance that the Company will be able to raise additional capital on acceptable terms or at all. If the Company is unable to obtain such additional capital, the Company may have to curtail its expansion of operations, growth and other strategic initiatives, which could adversely affect the company's business, financial condition and results of operations and its ability to compete.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The consolidated financial statements and supplementary data of the Company and the report of independent auditors thereon set forth on pages F-1 through F-20 herein are incorporated herein by reference.

    Quarterly financial information set forth at page 39 herein is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

    The directors and executive officers of the Company are as follows:

NAME                                    AGE                                    POSITION
-----------------------------------  ---------  ----------------------------------------------------------------------
Howard S. Jonas....................         41  Chief Executive Officer, Chairman of the Board and Treasurer
Howard S. Balter...................         36  Chief Operating Officer and Vice Chairman of the Board
James Courter......................         56  President and Director
Stephen R. Brown...................         41  Chief Financial Officer
Joyce J. Mason.....................         38  Secretary and Director
Marc E. Knoller....................         36  Vice President and Director
Hal Brecher........................         34  Executive Vice President of Operations and Director
Meyer A. Berman....................         63  Director
J. Warren Blaker...................         63  Director
Bert W. Wasserman..................         64  Director
James R. Mellor....................         67  Director
Elmo Zumwalt.......................         76  Director

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

    HAL BRECHER has served as the Company's Executive Vice President of Operations since he joined the Company in November 1996, and became a director of the Company in April 1997. Prior to joining the Company, Mr. Brecher was the Executive Vice President of a direct marketing firm. He holds a B.S. in Computer Science from Brooklyn College, and an M.B.A. from the Wharton School of the University of Pennsylvania.

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

    BERT W. WASSERMAN has been a director of the Company since March 1996. Mr. Wasserman was Executive Vice President and Chief Financial Officer of Time Warner Inc. from January 1990 to December 1994 and was also a director of Time Warner from January 1990 to March 1993. Mr. Wasserman was a member of the Office of the President and was also a director of Warner Communications, Inc. ("Warner Communications") from 1981 to 1990, when that company merged to form Time Warner, and had served Warner Communications in various capacities beginning in 1966. Mr. Wasserman serves as a member of various boards, including: several investment companies in the Dreyfus Family of Funds; Lillian Vernon Corp., a catalog seller of home products; Winstar Communications, Inc., a wireless communications company; and Mountasia Entertainment International, Inc., an operator of family recreation centers. Mr. Wasserman is a graduate of Baruch College and Brooklyn Law School.

    JAMES R. MELLOR joined the Company as a director in August, 1997. Since 1981, Mr. Mellor had been working for General Dynamics Corporation, a leader in nuclear submarines, surface combatant ships and combat systems. From 1994 until 1997, Mr. Mellor served as CEO of General Dynamics Corporation. Before joining General Dynamics, Mr. Mellor served as President and Chief Operating Officer of AM International, Inc., now Multigraphics, Inc. Prior to that, Mr. Mellor spent 18 years with Litton Industries in a variety of engineering and management positions, including Executive Vice President in charge of Litton's Defense Group from 1973 to 1977.

    ELMO R. ZUMWALT, JR. became a director of the Company in February 1997. He is a retired United States Navy Admiral and served as Chief of Naval Operation and a member of the Joint Chiefs of Staff from 1970 to 1974. He has been President of Admiral Zumwalt & Consultants, Inc., a Washington-based consulting firm, since prior to 1991. Admiral Zumwalt is a director of Magellan Aerospace Corporation, Dallas Semiconductor Corporation and NL Industries Inc. He is also a member of the President's Foreign Intelligence Advisory Board, Chairman of the International Consortium for Research on the Health Effects of Radiation, Chairman of the Morrow Foundation and Chairman of the Ethics and Public Policy Center.

    In addition to the directors identified above, Denis A. Bovin was elected to serve as a director in September 1997 and is currently expected to take office before the third quarter of Fiscal 1998. Mr. Bovin currently serves as Vice Chairman of Investment Banking and Senior Managing Director of Bear Stearns

& Co. Prior to joining Bear Stearns, Mr. Bovin spent close to two decades in the Investment Banking Corporate Coverage and Capital Markets divisions as well as the Communications and Technology Group of Salomon Brothers, Inc.

    Each director holds office until that director's successor has been duly elected and qualified. The Company's Board of Directors is divided into three classes with Messrs. Blaker, Courter, Knoller and Zumwalt constituting Class I, Messrs. Balter, Berman, Wasserman and Brecher constituting Class II and Messrs. Jonas, Mellor and Ms. Mason constituting Class III. Upon the expiration of the term of each class of directors, directors comprising such class of directors will be elected for a three-year term at the next succeeding annual meeting of stockholders. Executive officers of the Company are elected by the Board of Directors on an annual basis and serve until their successors are duly elected and qualified.

COMMITTEES OF THE BOARD OF DIRECTORS

    The Board of Directors has established a Compensation Committee, which currently consists of Messrs. Berman, Mellor and Blaker, and an Audit Committee consisting of Messrs. Berman, Blaker and Wasserman. The Compensation Committee will make recommendations concerning the salaries and incentive compensation of employees of and consultants to the Company and will administer the Company's Plan (as defined below). The Audit Committee will be responsible for reviewing the results and scope of audits and other services provided by the Company's independent auditors.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION OF DIRECTORS

    Each non-employee director received as of March 15, 1996 options exercisable for 10,000 shares of Common Stock, and each director appointed to the Board of Directors after such date received options to purchase 10,000 shares of the Company's Common Stock upon his or her appointment. However, Elmo Zumwalt received options to purchase 16,000 shares of the Company's Common Stock upon his appointment to the Company's Board of Directors in Fiscal 1997. In addition, each continuing non-employee director of the Company will annually receive grants of options exercisable for 10,000 shares of Common Stock.

EXECUTIVE COMPENSATION

    The following table sets forth certain information for the Company's last completed fiscal year concerning the compensation of the Company's Chief Executive Officer and the Company's most highly compensated executive officers (whose salary and bonus exceeded $100,000), other than the Chief Executive Officer, who were serving as executive officers as of July 31, 1997 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                                             LONG-TERM
                                                                                                           COMPENSATION
                                                                    ANNUAL COMPENSATION                       AWARDS
                                                     -------------------------------------------------  -------------------
                                                                                        OTHER               SECURITIES
                                                                                       ANNUAL               UNDERLYING
NAME AND PRINCIPAL POSITION               YEAR(1)    SALARY ($)    BONUS ($)      COMPENSATION ($)          OPTIONS (#)
--------------------------------------  -----------  -----------  -----------  -----------------------  -------------------
Howard S. Jonas.......................        1997      153,846            0                  0                      0
  Chairman of The Board,                      1996       65,000            0                  0                      0
  Chief Executive Officer,
  President and Treasurer

Howard S. Balter......................        1997      200,251       14,000                  0                      0
  Chief Operating Officer and                 1996      175,000       64,000                  0                      0
  Vice Chairman

James Courter.........................        1997      169,230            0                  0                300,000
  President

Stephen R. Brown......................        1997      122,855       15,000                  0                 27,500
  Chief Financial Officer                     1996       68,125       12,500                  0                      0

Hal Brecher...........................        1997      129,731       15,000                  0                150,000
  Executive Vice President of
  Operations

                                               ALL OTHER
NAME AND PRINCIPAL POSITION                COMPENSATION ($)
--------------------------------------  -----------------------
Howard S. Jonas.......................                 0
  Chairman of The Board,                               0
  Chief Executive Officer,
  President and Treasurer
Howard S. Balter......................                 0
  Chief Operating Officer and                          0
  Vice Chairman
James Courter.........................                 0
  President
Stephen R. Brown......................                 0
  Chief Financial Officer                              0
Hal Brecher...........................                 0
  Executive Vice President of
  Operations

------------------------

(1) Information with respect to Fiscal 1995 is not presented because the Company was not a reporting Company pursuant to the Securities Exchange Act of 1934, as amended, prior to Fiscal 1996. James Courter joined the Company as President in October 1996. Hal Brecher joined the Company as Vice President of Operations in November 1996.

STOCK OPTIONS GRANTED IN LAST FISCAL YEAR

                                                         PERCENT OF
                                          NUMBER OF     TOTAL OPTIONS                                         RATES OF STOCK
                                           SHARES        GRANTED TO                                         PRICE APPRICIATION
                                         UNDERLYING     EMPLOYEES IN          EXERCISE          DATE OF       FOR OPTION TERM
NAME                                     OPTIONS(#)    FISCAL YEAR(%)        PRICE($)(1)      EXPIRATION     5%($)      10%($)
---------------------------------------  -----------  -----------------  -------------------  -----------  ---------  ----------
James Courter..........................     300,000            31.5               4.375         10/29/06     825,300   2,091,900
Stephen R. Brown.......................      20,000             2.1               4.375          8/14/06      55,020     139,460
Stephen R. Brown.......................       7,500             0.8               5.250           5/1/07      24,765      62,753
Hal Brecher............................      75,000             8.1               4.375         10/29/06     206,325     522,975
Hal Brecher............................      75,000             8.1               5.250           5/1/07     247,650     627,525

------------------------

(1) See "Ten-Year Option Repricings" below for additional information regarding the exercise price of certain stock options.

OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

    The following table provides certain information concerning the number of shares of Common Stock underlying unexercised stock options held by each of the Named Executive Officers and the value of such officers' unexercised stock options at July 31, 1997. 222,000 stock options were exercised by the Named Executive Officers during Fiscal 1997.

                                                                        NUMBER OF SECURITIES
                                                                       UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED
                                             SHARES                          OPTIONS AT           IN-THE-MONEY OPTIONS AT
                                            ACQUIRED       VALUE         FISCAL YEAR-END(#)       FISCAL YEAR-END ($)(1)
                                               ON        REALIZED    --------------------------  -------------------------
NAME                                      EXERCISE (#)      ($)      EXERCISABLE  UNEXERCISABLE  EXERCISABLE UNEXERCISABLE
----------------------------------------  ------------  -----------  -----------  -------------  ----------  -------------
Howard S. Jonas.........................            0            0            0              0            0             0
Howard S. Balter........................      207,000    1,470,686      345,920              0    2,825,475             0
James A. Courter........................            0            0       85,000        225,000      306,300       900,000
Stephen R. Brown........................       15,000      137,520       67,420         15,000      485,250        55,625
Hal Brecher.............................            0            0       25,000        125,000      100,000       384,375

------------------------

(1) The closing price of the Common Stock on July 31, 1997, as reported by the Nasdaq National Market, was $8.375 per share.

                           TEN-YEAR OPTION REPRICINGS

    The following table summarizes the Company's cancellation and reissuance of certain stock options granted to the Named Executive Officers during Fiscal 1997:

                                                           MARKET PRICE                                   LENGTH OF ORIGINAL
                                              NUMBER OF     OF STOCK AT    EXERCISE PRICE                    OPTION TERM
                                             SECURITIES       TIME OF        AT TIME OF         NEW       REMAINING AT DATE
                                             UNDERLYING    REPRICING OR     REPRICING OR     EXERCISE      OF REPRICING OR
            NAME                   DATE       OPTION(#)    AMENDMENT($)     AMENDMENT($)     PRICE($)         AMENDMENT
-----------------------------  ------------  -----------  ---------------  ---------------  -----------  --------------------
  Stephen R. Brown...........  Feb. 1997         20,000           7.75            10.00           7.75   9 years, 9 months
  Stephen R. Brown...........  April 1997        20,000          4.375             7.75          4.375   9 years, 7 months
  Jim Courter................  Feb. 1997        300,000           7.75            10.00           7.75   9 years, 9 months
  Jim Courter................  Feb. 1997         10,000           7.75            10.00           7.75   9 years, 1 month
  Jim Courter................  April 1997       300,000          4.375             7.75          4.375   9 years, 7 months
  Hal Brecher................  Feb. 1997         75,000          10.00             7.75           7.75   9 years, 9 months
  Hal Brecher................  April 1997        75,000           7.75            4.375           7.75   9 years, 7 months

    In each of February 1997 and May 1997, the Compensation Committee of the Company's Board of Directors determined that it was in the best interests of the Company to cancel a broad range of the outstanding stock options that Company had previously issued to many of its executive officers and other employees, and to reissue stock options with substantially equal terms, but with a lower exercise price that would reflect the market price of the Company's common stock as of the date of such reissuance. Acordingly, in February 1997, outstanding stock options previously granted to employees at all levels of the Company were canceled and reissued. In May 1997, stock options held by members of the Company's middle and senior management were so canceled and reissued. In each case, the new options were issued with an exercise price equal to fair market value on the date of reissuance.

    In February 1997, the reissuance of the Company's outstanding options was intended primarily to raise the morale of the Company's employees. The Company's Internet-related business had produced lackluster results during the first and second quarter of Fiscal 1997, and the Company reduced the scope of its Internet-related operations during that period. In addition, the market price of the Company's

Common Stock had fallen beneath the exercise price of many outstanding stock options, further reducing morale. Under these circumstances, the Compensation Committee determined that it was in the best interests of the Company to reissue such outstanding options with an exercise price equal to the prevailing market price of $7.75 per share.

    In April 1997, the Compensation Committee elected to reissue outstanding options, in this case, to members of the Company's mid-level and senior employees, in order to reward such individuals for their performance during the period described above. The Compensation Committee determined that the relevant officers and employees had made diligent, serious and fairly successful efforts to improve the Company's performance, as indicated by the fact that in March 1997, the Company had its first profitable month since its initial public offering. Under these circumstances, the Compensation Committee decided to reward the responsible officers and employees by reissuing certain outstanding stock options with an exercise price equal to the then-prevailing market price of $4.375 per share.

            By: The Compensation Committee of the Board of Directors
             Meyer A. Berman, James R. Mellor and J. Warren Blaker

EMPLOYMENT AGREEMENTS

    The Company has entered into employment agreements with Messrs. Jonas, Balter, Brecher and Courter. Mr. Jonas's employment agreement, dated as of January 1, 1996, provides for a base salary of a minimum of $200,000, which may be increased, but not decreased, during the term of the agreement. The Company may terminate Mr. Jonas's employment only for cause (as defined in the agreement). If the agreement is terminated without cause, the Company is obligated to pay to Mr. Jonas an amount equal to twice his base salary as then in effect. The agreement has a three year term, but is automatically extendable for one year periods unless the Board of Directors or Mr. Jonas notifies the other, within ninety days of the anniversary of such period, that the agreement will not be extended. Pursuant to the agreement, Mr. Jonas has agreed to not compete with the Company for a period of one year following termination of the agreement.

    Mr. Balter's employment agreement, dated as of January 1, 1996, provides for a base salary of a minimum of $175,000, which may be increased, but not decreased, during the term of the agreement. The Company may terminate Mr. Balter's employment only for cause (as defined in the agreement). If the agreement is terminated without cause, the Company is obligated to pay to Mr. Balter an amount equal to twice his base salary as then in effect. The agreement has a three year term, but is automatically extendable for one year periods unless the Board of Directors or Mr. Balter notifies the other, within 90 days of the anniversary of such period, that the agreement will not be extended. Pursuant to the agreement, Mr. Balter has agreed to not compete with the Company for a period of one year following termination of the agreement.

    Mr. Courter's employment agreement, dated as of September 4, 1996, provides for a base salary of a minimum of $200,000, which may be increased, but not decreased, during the term of the agreement. The Company may terminate Mr. Courter's employment only for cause (as defined in the agreement). If the agreement is terminated without cause, the Company is obligated to pay to Mr. Courter an amount equal to twice his base salary as then in effect. The agreement has a three year term but is automatically extendable for one year periods unless the Board of Directors or Mr. Courter notifies the other, within ninety days of the anniversary of such period, that the agreement will not be extended. Pursuant to the agreement, Mr. Courter has agreed to not compete with the Company for a period of one year following termination of the agreement.

    Mr. Hal Brecher is employed as the Company's Executive Vice President of Operations pursuant to a three year employment contract that was executed in October 1996. Mr. Brecher's agreement provides for a base salary of $160,000, which may be increased, but not decreased, during the term of the agreement. In the event of termination, Mr. Brecher will receive three months' salary and benefits. In addition 12,500 shares of non vested options will vest upon the termination of his employment with the Company.

EMPLOYEE STOCK OPTION PROGRAM

    The Company had an informal stock option program whereby selected key employees were granted options to purchase shares of Common Stock. The primary purpose of this program was to provide long-term incentives to the Company's key employees and to further align their interests with those of the Company. Options granted under such program have a term of ten years and are subject to all other reasonable terms and conditions as the Company deems necessary and appropriate. The selection of the participants and the determination of the number of options to be granted to each participant were made by the Company's Board of Directors. Under such program, options to purchase an aggregate of 2,158,770 shares of Common Stock have been granted, of which 1,392,582 were outstanding as of July 1997. See "Certain Relationships and Related Transactions." The Company does not anticipate that any additional options will be granted under this program.

1996 STOCK OPTION AND INCENTIVE PLAN

    The Company has adopted the IDT Corporation 1996 Stock Option and Incentive Plan (the "Plan"). Pursuant to the Plan, key employees, directors and consultants of the Company are eligible to receive awards of stock options, stock appreciation rights, limited stock appreciation rights and restricted stock. Options granted under the Plan may be "incentive stock options" ("ISOs"), within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or nonqualified stock options ("NQSOs"). Stock appreciation rights ("SARs") and limited stock appreciation rights ("LSARs") may be granted simultaneously with the grant of an option or (in the case of NQSOs), at any time during the term of the Plan. Restricted stock may be granted in addition to or in lieu of any other award granted under the Plan. The Company has authorized 2,300,000 shares of Common Stock for issuance of awards under the Plan (subject to antidilution and similar adjustments), of which 2,277,544 of such options were granted as of July 1997, and of which 2,031,544 such options were outstanding as of such date.

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

401(K) PLAN

    The Company has established a plan in September 1996, pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the "401(k) Plan"), for non-union employees. The non-union employees of the Company and its subsidiaries are eligible to participate in the 401(k) Plan after completion of one year of employment with the Company. Under the 401(k) Plan, eligible employees may elect to defer a portion of their salary each year (subject to limits imposed by the Internal Revenue Service). The portion deferred will be paid by the Company to the trustee under the 401(k) Plan. The Company makes a matching contribution to the 401(k) Plan each month on behalf of each participant in an amount equal to 20% of such participant's salary deferral contribution. Matching contributions become vested under the 401(k) Plan at a rate of 20% for each full year of employment. Matching contributions do not begin vesting until the second year of employment.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During Fiscal 1997, the Compensation committee was comprised of Messrs. Berman, Blaker and Mellor and the Audit committee was comprised of Messrs. Berman, Blaker and Wasserman. Each of the members of the Compensation Committee and the Audit Committee were not employees of the Company during such period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information regarding the beneficial ownership of Common Stock (and Class A Stock, assuming conversion of all shares of Class A Stock into Common Stock) as of September 30, 1997 by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock (and Class A Stock, on an as-converted basis), (ii) each of the Company's directors and the Named Executive Officers and, (iii) all directors and officers of the Company as a group. Unless otherwise noted in the footnotes to the table, the persons named in the table have sole voting and investing power with respect to all shares (or Class A Stock) of Common Stock indicated as being beneficially owned by them.

                                 NAME AND ADDRESS OF                                    NUMBER OF     PERCENTAGE OF
                                  BENEFICIAL OWNER                                        SHARES        OWNERSHIP
-------------------------------------------------------------------------------------  ------------  ---------------
Howard S. Jonas(1)...................................................................    10,992,301          48.0
  294 State Street
  Hackensack, NJ 97068
The Equitable Companies, Inc.(2).....................................................     1,209,700           5.3
  787 Seventh Avenue
  New York, NY 10019
Putnam Investments, Inc.(3)..........................................................     1,154,113           5.0
  One P.O. Box Square
  Boston, MA 02109
Howard S. Balter(4)..................................................................       552,920           2.4
James Courter(5).....................................................................       317,000           1.4
Joyce J. Mason(6)....................................................................        41,533             *
Meyer A. Berman(7)...................................................................       123,500             *
J. Warren Blaker(8)..................................................................        20,000             *
Bert W. Wasserman(8).................................................................        45,000             *
Mark E. Knoller(8)...................................................................       230,000             *
James Mellor(8)......................................................................        10,000             *
Stephen R. Brown(8)..................................................................        57,420             *
Hal Brecher(8).......................................................................        82,500             *
Elmo Zumwalt(8)......................................................................        16,000             *
All directors and officers as a group
  (12 persons).......................................................................    12,488,194          54.5

------------------------

*   Less than 1%.

(1) Shares of Class A Stock which are convertible on a share-for-share basis into Common Stock at the option of the holder. 10,434 of these shares of Class A Stock are owned of record by the Jonas Family Limited Partnership, over which Mr. Jonas exercises the power to vote and the power to dispose.

(2) Includes 161,200 shares beneficially owned by The Equitable Life Assurance Society of the United States, a subsidiary of The Equity Companies Incorporated, and 873,500 shares beneficially owned by the Alliance Capital Management L.P., also a subsidiary of The Equitable Companies Incorporated.

(3) Includes 1,154,113 shares held by Putnam Investment Managements, Inc. as the wholly-owned investment adviser of Putnam Investments, Inc. 817,940 of these shares are held by the Putnam Voyager Fund. The investment adviser has dispository power over the shares in each of the funds, but the investment trustee has voting power over the shares in each fund.

(4) Includes 345,920 shares beneficially owned pursuant to stock options exercisable within 60 days.

(5) Includes 85,000 shares beneficially owned pursuant to stock options exercisable within 60 days.

(6) Includes 40,200 shares beneficially owned pursuant to stock options exercisable within 60 days.

(7) Includes 20,000 shares beneficially owned pursuant to stock options exercisable within 60 days.

(8) Common Stock beneficially owned pursuant to stock options exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The Company currently leases one of its three headquarters facilities in Hackensack, New Jersey from a corporation which is wholly-owned by Howard Jonas, the Company's Chief Executive Officer and Chairman of the Board of Directors. Aggregate lease payments under such lease were $24,000 for each of Fiscal 1995 and 1996 and $69,000 for Fiscal 1997. In addition, the Company leases one floor in an office building which is owned by an entity controlled by Mr. Jonas; pursuant to the lease, which expires in December 1998, the Company pays a monthly rental fee of $5,200.

    For information regarding grants of options to the Company's directors and executive offices, see "Executive Compensation."

    The Company has not and will not extend or guarantee loans to officers or directors of the Company, unless such loans are approved by a majority of the directors and a majority of the independent, disinterested, outside directors of the Company, are for bona fide business purposes and may be reasonably expected to benefit the Company.

    James Courter, the President and a Director of the Company, was a partner of the law firm of Verner, Liipfert, Bernhard, McPherson & Hand until September 1996. The firm has served as counsel to the Company since January 1996. Mr. Courter is a partner of the law firm Courter, Kobert, Laufer & Cohen which has served as counsel to the Company since July 1996. Fees paid to each of the firms by the Company were less than 5% of the firms' gross revenues for each fiscal year in which they represented the Company.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this Report:

1. Financial Statements.

2. Financial Statement Schedules.

  SCHEDULE NO.                   DESCRIPTION
-----------------  ---------------------------------------
           I.            Valuation and Qualifying Accounts

3. Exhibits.

EXHIBIT NO.   DESCRIPTION
------------  ---------------------------------------------------------------------------------
   3.01(1)    Restated Certificate of Incorporation of the Registrant.
   3.02(1)    By-laws of the Registrant.
   4.01(2)    Specimen Certificates for shares of the Registrant's Common Stock and Class A
                Stock.
   4.02(1)    Description of Capital Stock (contained in the Certificate of Incorporation of the Registrant, filed as Exhibit 3.01).
  10.01(3)    Employment Agreement between the Registrant and Howard S. Jonas.
  10.02(3)    Employment Agreement between the Registrant and Howard S. Balter.
  10.04(4)    Amended and Restated 1996 Stock Option and Incentive Plan of IDT Corporation.
  10.05(5)    Network Service Provider Agreement between Netscape Communications Corporation and the Registrant.
  10.06(3)    Marketing Services and Independent Contractor Services Agreement between Lermer
                Overseas Telecommunications, Inc. and the Registrant.
  10.07(6)    Rebiller Service Agreement between WorldCom, Inc. (formerly LDDS Communications,
                Inc.) and the Registrant.
  10.08(2)    Form of Registration Rights Agreement between the Company's stockholders and the
                Company.
  10.09(1)    Lease of 294 State Street.
  10.11(7)    Form of Registration Rights Agreement between Howard S. Jonas and the Registrant.
  10.12(8)    Employment Agreement between the Registrant and James Courter.
  10.13(5)    Access Agreement between PSINet Inc. and the Registrant.
  10.14(5)    Restated Sales Agreement between International Computer Systems, Inc. and the
                Registrant.
  10.15(4)    Form of Stock Option Agreement under the 1996 Stock Option and Incentive Plan.
  10.16(9)    Form of Debenture between the Registrant, RGC International Investors, LDC,
                Pangaea Fund Ltd., Special Situations Private Equity Fund, L.P. and Halifax
                Fund L.P.
  10.17(9)    Securities Purchase Agreement among the Registrant, RGC International Investors,
                LDC, Pangaea Fund Ltd., Special Situations Private Equity Fund, L.P. and
                Halifax Fund L.P.

EXHIBIT NO.   DESCRIPTION
------------  ---------------------------------------------------------------------------------
  10.18(9)    Registration Rights Agreement among the Registrant, RGC International Investors,
                LDC, Pangaea Fund Ltd., Special Situations Private Equity Fund, L.P. and
                Halifax Fund L.P.
   10.19*     Warrants (No. 1 and No. 2) for the Purchase of Common Stock between the
                Registrant and Prime Leasing, Inc.
   10.20*     Stock Purchase Agreement between the Registrant and Mr. David Turock
   10.21+     Agreement between Mr. Cliff Sobel and the Registrant.
   10.22*     Employment Agreement between the Registrant and Mr. Hal Brecher.
   21.01*     Subsidiaries of the Registrant.
   23.01*     Consent of Ernst & Young LLP.
   27.01*     Financial Data Schedule.

------------------------

        *  filed herewith
        +  to be filed by amendment
      (1)  incorporated by reference to Form S-1 filed February 21, 1996 file No. 333-00204
      (2)  incorporated by reference to Form S-1 filed March 8, 1996 file No. 333-00204
      (3)  incorporated by reference to Form S-1 filed January 9, 1996, file No. 333-00204
      (4)  incorporated by reference to Form S-8 filed January 14, 1996, file No. 333-19727
      (5)  incorporated by reference to Form 10-K for the fiscal year ended July 31, 1996 filed
           October 29, as amended November 21, 1996 file No. 000-27898
      (6)  incorporated by reference to Form S-1 filed January 22, 1996 file No. 333-00204
      (7)  incorporated by reference to Form S-1 filed March 14, 1996 file No. 333-00204
      (8)  incorporated by reference to Form S-1 filed December 27, 1996 file No. 333-18901
      (9)  incorporated by reference to Form 8-K filed September 19, 1997 file No. 000-27898

(b) Reports on Form 8-K. The Registrant filed one report on Form 8-K during the fiscal year ended July 31, 1997, on September 19, 1997, relating to the Company's issuance of $7,500,000 aggregate principal amount of convertible subordinated debentures.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                IDT CORPORATION

                                By:             /s/ HOWARD S. JONAS
                                     -----------------------------------------
                                                  Howard S. Jonas
                                         Chairman, CHIEF EXECUTIVE OFFICER
                                                   AND TREASURER
                                Date: October 29, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
     /s/ HOWARD S. JONAS        Chairman, Chief Executive     October 29, 1997
------------------------------    Officer and
       Howard S. Jonas            Treasurer
                                  (Principal Executive
                                  Officer)
     /s/ JAMES A. COURTER       President and Director        October 29, 1997
------------------------------    (Principal Executive
       James A. Courter           Officer)
     /s/ HOWARD S. BALTER       Chief Operating Officer       October 29, 1997
------------------------------    (Principal Financial
       Howard S. Balter           Officer)
     /s/ STEPHEN R. BROWN       Chief Financial Officer       October 29, 1997
------------------------------    (Principal Accounting
       Stephen R. Brown           Officer)
     /s/ MEYER A. BERMAN        Director                      October 29, 1997
------------------------------
       Meyer A. Berman
                                Director                      October 29, 1997
------------------------------
       J. Warren Blaker
    /s/ BERT W. WASSERMAN       Director                      October 29, 1997
------------------------------
      Bert W. Wasserman
     /s/ MARK E. KNOLLER        Director                      October 29, 1997
------------------------------
       Mark E. Knoller
   /s/ ELMO R. ZUMWALT, JR.     Director                      October 29, 1997
------------------------------
     Elmo R. Zumwalt, Jr.
       /s/ JAMES MELLOR         Director                      October 29, 1997
------------------------------
         James Mellor
       /s/ HAL BRECHER          Director                      October 29, 1997
------------------------------
         Hal Brecher
       /s/ JOYCE MASON          Director                      October 29, 1997
------------------------------
         Joyce Mason

                                IDT CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors.......................................................        F-2
Consolidated Balance Sheets as of July 31, 1996 and 1997.............................        F-3
Consolidated Statements of Operations for the years ended July 31, 1995, 1996 and
  1997...............................................................................        F-4
Consolidated Statements of Stockholders' Equity for the years ended July 31, 1995,
  1996 and 1997......................................................................        F-5
Consolidated Statements of Cash Flows for the years ended July 31, 1995, 1996 and
  1997...............................................................................        F-6
Notes to Consolidated Financial Statements...........................................        F-7
Financial Statement Schedule--Valuation and Qualifying Accounts......................       F-21

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
IDT Corporation

    We have audited the accompanying consolidated balance sheets of IDT Corporation as of July 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at July 31, 1996 and 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

New York, New York
September 25, 1997

                                IDT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                               JULY 31
                                                                                     ----------------------------
                                                                                         1996           1997
                                                                                     -------------  -------------

                                                     ASSETS
Current assets:
  Cash and cash equivalents........................................................  $  14,893,756  $   7,674,313
  Trade accounts and commissions receivable, net of allowance for doubtfulaccounts
    of approximately $2,100,000 at July 31, 1996 and $3,190,000 at July 31, 1997...     11,497,565     17,128,890
  Notes receivable.................................................................        925,000      1,291,403
  Due from Yovelle.................................................................      1,200,000       --
  Other current assets.............................................................      1,985,090      2,922,750
                                                                                     -------------  -------------
Total current assets...............................................................     30,501,411     29,017,356
Property and equipment, at cost, net...............................................     12,453,330     25,725,805
Note receivable....................................................................        325,000       --
Goodwill, net......................................................................       --            1,357,606
Other assets.......................................................................        517,630      2,436,334
                                                                                     -------------  -------------
Total assets.......................................................................  $  43,797,371  $  58,537,101
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable...........................................................  $  10,602,075  $  16,957,656
  Accrued expenses.................................................................      4,947,119        721,142
  Deferred revenue.................................................................        983,496      2,442,848
  Notes payable--current portion...................................................       --            1,880,939
  Capital lease obligations--current portion.......................................       --            1,531,971
  Other current liabilities........................................................        422,005        595,951
                                                                                     -------------  -------------
Total current liabilities..........................................................     16,954,695     24,130,507

Notes payable--long-term portion...................................................       --            5,241,088
Capital lease obligations--long-term portion.......................................       --            3,906,362
                                                                                     -------------  -------------
Total liabilities..................................................................     16,954,695     33,277,957

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; authorized shares--10,000,000;
    no shares issued...............................................................       --             --
  Common stock, $.01 par value; authorized shares--100,000,000;
    9,666,900 and X10,636,000 shares issued and outstanding in 1996 and 1997,
    respectively...................................................................         96,669        106,360
  Class A stock, $.01 par value; authorized shares--35,000,000;
    11,174,330 shares issued and outstanding.......................................        111,743        111,743
  Additional paid-in capital.......................................................     44,746,841     46,990,388
  Accumulated deficit..............................................................    (18,112,577)   (21,949,347)
                                                                                     -------------  -------------
Total stockholders' equity.........................................................     26,842,676     25,259,144
                                                                                     -------------  -------------
Total liabilities and stockholders' equity.........................................  $  43,797,371  $  58,537,101
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                            See accompanying notes.

                                IDT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 YEAR ENDED JULY 31
                                                                    ---------------------------------------------
                                                                        1995            1996            1997
                                                                    -------------  --------------  --------------
Revenues..........................................................  $  11,664,434  $   57,693,880  $  135,187,227
Costs and expenses:
  Direct cost of revenues.........................................      7,543,923      36,437,583      92,214,223
  Selling, general and administrative.............................      5,991,520      35,799,158      41,544,987
  Depreciation and amortization...................................        303,619       1,212,235       4,873,142
                                                                    -------------  --------------  --------------
Total costs and expenses..........................................     13,839,062      73,448,976     138,632,352
                                                                    -------------  --------------  --------------
Loss from operations..............................................     (2,174,628)    (15,755,096)     (3,445,125)
Interest expense..................................................       --              (113,160)       (862,954)
Interest income...................................................         15,129         458,464         436,112
Other.............................................................         14,950        --                35,197
                                                                    -------------  --------------  --------------
Loss before income taxes and extraordinary item...................     (2,144,549)    (15,409,792)     (3,836,770)
Income taxes......................................................       --              --              --
                                                                    -------------  --------------  --------------
Loss before extraordinary item....................................     (2,144,549)    (15,409,792)     (3,836,770)
Extraordinary loss on retirement of debt..........................       --              (233,500)       --
                                                                    -------------  --------------  --------------
Net loss..........................................................  $  (2,144,549) $  (15,643,292) $   (3,836,770)
                                                                    -------------  --------------  --------------
                                                                    -------------  --------------  --------------
Loss per share:
Loss before extraordinary item....................................  $       (0.13) $        (0.85) $        (0.18)
Extraordinary loss on retirement of debt..........................       --                 (0.01)       --
                                                                    -------------  --------------  --------------
Net loss..........................................................  $       (0.13) $        (0.86) $        (0.18)
                                                                    -------------  --------------  --------------
                                                                    -------------  --------------  --------------
Weighted average number of shares used in calculation of loss per
  share...........................................................     16,569,292      18,180,023      21,152,927
                                                                    -------------  --------------  --------------
                                                                    -------------  --------------  --------------

                            See accompanying notes.

                                IDT CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       COMMON STOCK           CLASS A STOCK        ADDITIONAL      STOCK
                                  ----------------------  ----------------------    PAID-IN     SUBSCRIPTION  (ACCUMULATED
                                    SHARES      AMOUNT      SHARES      AMOUNT      CAPITAL      RECEIVABLE     DEFICIT)
                                  -----------  ---------  -----------  ---------  ------------  ------------  -------------
Balance at July 31, 1994........    4,491,900  $  44,919   11,174,330  $ 111,743  $  2,254,938   $  (25,000)  $    (324,736)
  Compensation expense
    recognized on issuance of
    stock options...............      --          --          --          --           968,660       --            --
  Services rendered in exchange
    for subscription
    receivable..................      --          --          --          --           --            25,000        --
  Net loss for the year ended
    July 31, 1995...............      --          --          --          --           --            --          (2,144,549)
                                  -----------  ---------  -----------  ---------  ------------  ------------  -------------
Balance at July 31, 1995........    4,491,900     44,919   11,174,330    111,743     3,223,598       --          (2,469,285)
  Compensation expense
    recognized on issuance of
    stock options...............      --          --          --          --            70,000       --            --
  Sale of common stock..........    4,600,000     46,000      --          --        41,458,993       --            --
  Exercise of warrants..........      575,000      5,750      --          --            (5,750)      --            --
  Net loss for the year ended
    July 31, 1996...............      --          --          --          --           --            --         (15,643,292)
                                  -----------  ---------  -----------  ---------  ------------  ------------  -------------
Balance at July 31, 1996........    9,666,900     96,669   11,174,330    111,743    44,746,841       --         (18,112,577)
  Compensation expense
    recognized on issuance of
    stock options...............      --          --          --          --            41,213       --            --
  Exercise of stock options.....      969,100      9,691      --          --         2,202,334       --            --
  Net loss for the year ended
    July 31, 1997...............      --          --          --          --           --            --          (3,836,770)
                                  -----------  ---------  -----------  ---------  ------------  ------------  -------------
Balance at July 31, 1997........   10,636,000  $ 106,360   11,174,330  $ 111,743  $ 46,990,388   $   --       $ (21,949,347)
                                  -----------  ---------  -----------  ---------  ------------  ------------  -------------
                                  -----------  ---------  -----------  ---------  ------------  ------------  -------------

                            See accompanying notes.

                                IDT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED JULY 31
                                                                          1995            1996           1997
                                                                      -------------  --------------  -------------
OPERATING ACTIVITIES
Net loss............................................................  $  (2,144,549) $  (15,643,292) $  (3,836,770)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
    Stock option expense............................................        968,660          70,000         41,213
    Depreciation and amortization...................................        303,619       1,212,235      4,873,142
    Services rendered in exchange for subscription receivable.......         25,000              --             --
    Changes in assets and liabilities:
      Accounts receivable...........................................     (1,104,087)     (9,468,047)    (9,273,827)
      Due from Yovelle..............................................             --      (1,200,000)            --
      Other current assets..........................................        (97,357)     (1,844,056)      (937,660)
      Other assets..................................................             --        (492,630)    (1,801,077)
      Advances receivable...........................................             --      (1,250,000)     2,861,003
      Trade accounts payable........................................        417,662       9,803,488      6,233,349
      Accrued expenses..............................................      1,731,696       2,918,366     (4,225,977)
      Deferred revenue..............................................        242,921         716,912      1,459,352
      Other current liabilities.....................................        177,810         234,648        173,946
                                                                      -------------  --------------  -------------
Net cash provided by (used in) operating activities.................        521,375     (14,942,376)    (4,433,306)

INVESTING ACTIVITIES
Purchases of property and equipment.................................     (1,325,518)    (11,895,452)    (7,112,962)
Payments for the purchase of Yovelle, net cash acquired.............             --              --        376,843
Payments for the purchase of the assets of International Computer
  Systems, Inc......................................................             --              --     (2,250,000)
Payment for the purchase of the assets of PCIX, Inc.................             --              --       (260,000)
Proceeds from the sale of short-term investments....................        297,974              --             --
                                                                      -------------  --------------  -------------
Net cash used in investing activities...............................     (1,027,544)    (11,895,452)    (9,246,119)

FINANCING ACTIVITIES
Payments on notes due to former shareholder.........................        (16,669)         (5,001)            --
Proceeds from notes payable from shareholders, affiliates and
  outside investors.................................................             --       4,237,000             --
Repayments of notes payable from shareholders, affiliates and
  outside investors.................................................             --      (4,237,000)            --
Proceeds from notes payable.........................................             --              --      6,750,000
Exercise of stock options...........................................             --              --      2,212,025
Repayment of capital lease obligations..............................             --              --       (684,070)
Repayments of notes payable.........................................             --              --     (1,817,973)
Proceeds from sale of common stock..................................             --      41,504,993             --
                                                                      -------------  --------------  -------------
Net cash provided by (used in) financing activities.................        (16,669)     41,499,992      6,459,982
                                                                      -------------  --------------  -------------
Net increase (decrease) in cash.....................................       (522,838)     14,662,164     (7,219,443)
Cash and cash equivalents at beginning of period....................        754,430         231,592     14,893,756
                                                                      -------------  --------------  -------------
Cash and cash equivalents at end of period..........................  $     231,592  $   14,893,756  $   7,674,313
                                                                      -------------  --------------  -------------
                                                                      -------------  --------------  -------------

                            SEE ACCOMPANYING NOTES.

                                IDT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JULY 31, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

IDT Corporation (the "Company") provides telecommunication, Internet connectivity and Internet telephony services to customers in the United States and abroad.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results inevitably will differ from those estimates.

REVENUE RECOGNITION

Monthly subscription service revenue is recognized over the period services are provided. Telecommunication, Internet telephony service, and debit card revenues are recognized as service is provided. Equipment sales are recognized when installation is completed. Deferred revenues result from advance billings for services.

DIRECT COST OF REVENUES

Direct cost of revenues consists primarily of telecommunication costs, connectivity costs, and the cost of equipment sold to customers.

PROPERTY AND EQUIPMENT

Equipment, software, and furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets, which range from five to seven years. Leasehold improvements are amortized using the straight-line method over the term of the lease or estimated useful life of the assets, whichever is shorter.

SUBSCRIBER ACQUISITION COSTS AND ADVERTISING

Subscriber acquisition costs including sales commissions, license fees and production and shipment of starter packages are expensed as incurred.

The Company expenses the costs of advertising as incurred. For the years ended July 31, 1995, 1996 and 1997, advertising expense totaled approximately $581,000, $8,520,000 and $4,011,000, respectively.

                                IDT CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are carried at cost which approximates market value. At July 31, 1997, the Company has substantially all of its cash and cash equivalents deposited with one financial institution.

GOODWILL

Goodwill is amortized over 20 years using the straight-line method. Accumulated amortization of Goodwill at July 31, 1997 was $34,307. The Company systematically reviews the recoverability of its goodwill for each acquired entity to determine whether an impairment may exist. Upon a determination that the carrying value of goodwill will not be recovered from the undiscounted future cash flows of the acquired business, the carrying value of such goodwill would be considered impaired and will be reduced by a charge to operations in the amount of the impairment.

INCOME TAXES

The Company accounts for income taxes on the liability method as required by Statement of Financial Accounting Standards ("SFAS") No. 109, ACCOUNTING FOR INCOME TAXES. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities.

NET INCOME (LOSS) PER SHARE

Except as noted below, net income (loss) per common share is computed using the weighted average number of Common and Class A shares outstanding and dilutive common stock equivalent shares from stock options. Stock options and warrants are included as share equivalents using the treasury stock method. For all periods prior to the Company's initial public offering, the net income (loss) per share amounts were computed in accordance with rules and practices of the Securities and Exchange Commission that require common stock, common stock options and common stock warrants issued at a price substantially below the proposed public offering price and within a twelve-month period prior to an initial public offering of common stock to be treated as common stock equivalents outstanding for all periods prior to the initial public offering.

CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. Concentrations of credit risk with respect to

                                IDT CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) trade receivables are limited due to the large number of customers comprising the Company's customer base.

International customers account for a significant portion of the Company's total revenues. Therefore, the Company is subject to risks associated with international operations, including changes in exchange rates, difficulty in accounts receivable collection and longer payment cycles.

Management regularly monitors the creditworthiness of its domestic and international customers and believes that it has adequately provided for any exposure to potential credit losses.

IMPACT OF RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, EARNINGS PER SHARE, which is not effective until the second quarter of the Company's fiscal 1998. This new standard requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the statement of operations and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. The results would not materially differ from earnings per share as presented.

SFAS No. 130, REPORTING COMPREHENSIVE INCOME, was issued in June 1997. The Company will be required to adopt the new standard for the year ending July 31, 1999, although early adoption is permitted. The primary objective of this statement is to report and disclose a measure ("Comprehensive Income") of all changes in equity of a company that result from transactions and other economic events of the period other than transactions with owners. The Company intends to adopt this statement in fiscal 1999 and does not anticipate that the statement will have a significant impact on its financial statements .

SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, was issued in June 1997. The Company will be required to adopt the new standard for the year ending July 31, 1999, although early adoption is permitted. This statement requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company intends to adopt this statement in fiscal 1999 and does not anticipate that the adoption of the statement will have a significant impact on its financial statements.

STOCK BASED COMPENSATION

The Company has adopted the disclosure-only provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company applies APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations in accounting for stock options.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the 1997 presentation.

                                IDT CORPORATION

2. NOTES RECEIVABLE

Prior to July 31, 1996, the Company advanced $1,250,000 to one of its carriers. The Company also had trade receivables of approximately $1,600,000 due from such carrier at July 31, 1996. The Company converted the advance and trade receivables, plus accrued interest thereon, into a promissory note bearing interest at a rate of 13% per annum and payable in 12 monthly installments commencing on November 15, 1996. The promissory note is secured by the carrier's equipment. At July 31, 1996 and 1997, the outstanding balance of such promissory note was $1,250,000 and $486,000, respectively.

On January 1, 1997, the Company converted a $1,996,000 trade receivable balance from a carrier into a loan. At July 31, 1997, the outstanding balance of such loan was approximately $805,000. The Company expects the outstanding loan balance will be satisfied through services provided to the Company by the carrier.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                           JULY 31
                                                                 ----------------------------
                                                                     1996           1997
                                                                 -------------  -------------
Equipment......................................................  $  10,661,941  $  24,945,687
Computer software..............................................      1,971,018      4,618,931
Leasehold improvements.........................................        296,718      1,115,822
Furniture and fixtures.........................................      1,176,867      1,365,140
Building.......................................................             --        109,525
                                                                 -------------  -------------
                                                                    14,106,544     32,155,105
Less accumulated depreciation and amortization.................     (1,653,214)    (6,429,300)
                                                                 -------------  -------------
Net property and equipment.....................................  $  12,453,330  $  25,725,805
                                                                 -------------  -------------
                                                                 -------------  -------------

Fixed assets under capital leases aggregate $6,122,403 at July 31, 1997. The accumulated amortization related to these assets under capital leases was $440,552 at July 31, 1997.

                                IDT CORPORATION

4. NOTES PAYABLE

Notes payable consist of:

                                                                                                 JULY 31
                                                                                         ------------------------
                                                                                            1996         1997
                                                                                         ----------  ------------
  Convertible promissory note (A)......................................................  $       --  $  2,159,000
  Promissory note (B)..................................................................          --     1,901,000
  Acquisition note payable (C).........................................................          --       689,000
  Acquisition note payable (D).........................................................          --       690,000
  Promissory note (E)..................................................................          --     1,683,000
                                                                                         ----------  ------------
                                                                                         --........     7,122,000
  Less current portion.................................................................          --    (1,881,000)
                                                                                         ----------  ------------
  Note payable--long-term portion......................................................  $       --  $  5,241,000
                                                                                         ----------  ------------
                                                                                         ----------  ------------

------------------------

(A) On October 14, 1996, the Company entered into a $2,250,000 promissory note with a commercial bank. The promissory note is payable in monthly payments of interest only commencing on November 15 for a period of six months at a rate of 11.00% per annum, and thereafter, in equal monthly payments of principal and interest at a rate of 14.00% per annum. The promissory note is convertible to the Company's Common stock at the option of the Company based upon the prevailing market price of the Company's common stock on the date of conversion. The promissory note is collateralized by certain equipment.

(B) On August 14, 1996, the Company entered into a $2,500,000 promissory note with a financing company. The promissory note is payable in 36 monthly installments commencing on September 1, 1996 and bears interest at an effective rate at 16.30% per annum. The promissory note is collateralized by certain equipment.

(C) In October 1996, as partial payment for the acquisition of an Internet service provider, the Company issued a $750,000 note. The note is payable in 48 monthly installments and bears interest at 10.00% per annum.

(D) In August 1996, as partial payment for the acquisition of an Internet service provider, the Company issued the $690,000 note. The note is payable on August 15, 1998 and bears interest at 8.25% per annum.

(E) On January 10, 1997, the Company entered into a $2,000,000 promissory note with a financing company. The loan is payable in 36 monthly installments and bears interest at 18.58% per annum. Such interest rate is adjusted on a monthly basis in accordance with changes in the interest rate of three-year U.S. Treasury Securities. The promissory note is collateralized by certain equipment.

                                IDT CORPORATION

4. NOTES PAYABLE (CONTINUED)
    On July 31, 1997, the estimated fair value of the notes payable described above was approximately the same as the carrying amount. Required annual principal payments of notes payable as of July 31, 1997 are as follows:

Year ending July
  31:.............  1998.....  $1,827,000
                    1999.....  2,799,000
                    2000.....  1,682,000
                    2001.....    649,000
                    2002.....    165,000
                               ---------
                               $7,122,000
                               ---------
                               ---------

5. RELATED PARTY TRANSACTIONS

The Company currently leases office space from a corporation which is wholly-owned by an officer/ stockholder. Aggregate lease payments under such lease, which expires on June 30, 1997, were $24,000, $24,000 and $69,000 for the years ended July 31, 1995, 1996 and 1997, respectively.

The Company has been provided professional services by directors and/or relatives of officers/directors. The Company incurred approximately $37,000, $197,000 and $245,000 for such services for the years ended July 31, 1995, 1996 and 1997, respectively.

During 1996, the Company received $760,000 in non-interest bearing advances from a company which is wholly-owned by an officer/shareholder of the Company. Such advances were repaid during 1996.

The Company supplied telecommunications services to its customers under an agreement wherein Lermer Overseas Telecommunications, Inc. ("Lermer") was the carrier. Simon L. Lermer, who served as a director of the Company from December 1992 to December 1995, is the sole shareholder of Lermer. Mr. Lermer and Marc Knoller, a director of the Company, are the two directors of Lermer. Under an agreement between Lermer and the Company, the Company provides Lermer with marketing, technical support, billing and collection and rate procurement services. Payments made to Lermer in 1995 and 1996 were approximately $2,417,000 and $2,143,000, respectively. The Company's revenues for such services amounted to approximately $6,016,000 and $13,024,000 for the years ended July 31, 1995 and 1996, respectively. During fiscal 1996, the Company obtained a license to supply telecommunications services directly to its customers and the agreement with Mr. Lermer was terminated.

                                IDT CORPORATION

6. INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                            JULY 31
                                                                  ----------------------------
                                                                      1996           1997
                                                                  -------------  -------------
Deferred tax assets:
  Net operating loss carryforwards..............................  $   7,257,000  $   8,579,000
  Bad debt reserve..............................................        844,000      1,280,000
  Employee benefits.............................................        418,000        434,000
                                                                  -------------  -------------
Deferred tax assets.............................................      8,519,000     10,293,000
Deferred tax liability--depreciation............................        759,000        999,000
                                                                  -------------  -------------
Net deferred tax assets.........................................      7,760,000      9,294,000
Valuation allowance.............................................     (7,760,000)    (9,294,000)
                                                                  -------------  -------------
Total deferred tax assets.......................................  $          --  $          --
                                                                  -------------  -------------
                                                                  -------------  -------------

The Company has provided a full valuation allowance on net deferred tax assets since realization of these benefits cannot be reasonably assured.

At July 31, 1997, based upon tax returns filed and to be filed, the Company had net operating loss carryforwards for federal income tax purposes of approximately $21,000,000 expiring in the years 2009 through 2012. These net operating loss carryforwards may be limited in their use in the event of significant changes in the Company's ownership.

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

WARRANTS

In May 1991, the Company repurchased 1,035,000 shares of its Common stock for $80,000. In connection with the aforementioned stock repurchase, the former stockholder received a warrant permitting him, in the event of certain sales of the Company's Common stock, as defined, to purchase shares of the Company's Common stock at a discount to the sale price. On January 1, 1996, in full satisfaction of the previous agreement, the former stockholder was granted a warrant to purchase 575,000 shares of the Company's Common stock for an aggregate purchase price of $1.00. This warrant was exercised in March 1996.

In July 1997, the Company issued warrants to purchase 63,908 shares of its common stock at $6.958 per share to a leasing company in connection with a capital lease.

                                IDT CORPORATION

7. STOCKHOLDERS' EQUITY (CONTINUED)
STOCK OPTIONS

Prior to March 15, 1996, the Company had an informal stock option program whereby employees were granted options to purchase shares of the Company's Common stock. Under such program, options to purchase 2,158,770 shares of Common stock were granted. On March 15, 1996, the Company adopted a stock option plan for officers, employees and non-employee directors to purchase up to 2,300,000 shares of the Company's Common stock. Generally, options become exercisable over vesting periods up to six years and expire ten years from the date of grant.

During the years ended July 31, 1995, 1996 and 1997, the Company recorded compensation expense related to the granting of stock options of approximately $969,000, $70,000 and $41,000, respectively. On February 15, 1997, the Company canceled 1,272,250 outstanding options with an exercise price of $10 and granted new options with an exercise price at the market value on that date of $7.75. On April 16, 1997, the Company canceled 603,500 outstanding options with an exercise price of $7.75 and granted new options with an exercise price at the market value on that date of $4.375.

A summary of stock option activity under the Company's stock option plans is as follows:

                                                                                                        WEIGHTED
                                                                                             NUMBER      AVERAGE
                                                                                               OF       EXERCISE
                                                                                             SHARES       PRICE
                                                                                           -----------  ---------
  Outstanding at July 31, 1994...........................................................           --  $      --
  Granted................................................................................    2,140,370       0.41
                                                                                           -----------  ---------
  Outstanding at July 31, 1995...........................................................    2,140,370       0.41
  Granted................................................................................    1,363,150       9.92
                                                                                           -----------  ---------
  Outstanding at July 31, 1996...........................................................    3,503,520       9.15
  Granted................................................................................    3,807,544       6.50
  Exercised..............................................................................     (969,100)      2.08
  Canceled...............................................................................   (1,875,750)      9.28
  Forfeited..............................................................................      (67,188)      4.47
                                                                                           -----------  ---------
  Outstanding at July 31, 1997...........................................................    4,399,026  $    3.89
                                                                                           -----------  ---------
                                                                                           -----------  ---------

At July 31, 1997, 2,235,646 stock options were exercisable at prices ranging from $.41 to $10.00. The weighted average exercise price and remaining term of such stock options was $2.41 and 8.3 years, respectively. The weighted average fair value of an option granted during the year was $3.21 and $4.46 for the years ended July 31, 1996 and 1997, respectively.

Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for employees' stock options under the fair value method

                                IDT CORPORATION

7. STOCKHOLDERS' EQUITY (CONTINUED)
provided by that statement. The fair value of the stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for vested and non-vested options.

                                                                                 JULY 31
                                                                           --------------------
                               ASSUMPTIONS                                   1996       1997
-------------------------------------------------------------------------  ---------  ---------
Risk-free interest rate..................................................  6.05%      6.11%
Dividend yield...........................................................     --         --
Volatility factor of the expected market price of the Company's common
  stock..................................................................  105%       89%
Estimated life...........................................................  6 years    6 years

The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options under SFAS 123 is amortized to expense over the options' vesting period. For the years ended July 31, 1996 and 1997, pro forma net loss and pro forma net loss per share under SFAS 123 amounted to approximately $18,106,932 and $10,054,043, respectively, and $1.00 and $.48, respectively.

INITIAL PUBLIC OFFERING

On March 15, 1996, the Company completed an initial public offering of 4,600,000 shares of its common stock for $10 per share. The Company realized net proceeds of approximately $41.5 million from this offering. A portion of the proceeds from this offering was used to repay $3,477,000 of short-term notes previously issued during fiscal 1996.

8. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

On December 29, 1995, Surfers Unlimited, L.L.C. filed a breach of contract action in the New Jersey Superior Court. The suit names a subsidiary of the Company as defendant and seeks damages in an unspecified amount for interference with prospective business advantages, breach of contract and improper use of confidential and proprietary information. The Company has filed a counterclaim. The suit is currently in the discovery phase and a trial is tentatively scheduled for February 1998.

In January 1997, six former employees alleging employment discrimination commenced a suit in New Jersey entitled INNELLA, ET AL V. IDT CORP., ET AL. The suit claims that the Company has made hiring and promotion decisions based on religious background. The case is in the very early stages of discovery.

In June 1997, an uncertified class-action suit was bought against IDT in New York. The suit concerns advertisements no longer in use by IDT, and advertising practices that were voluntarily terminated by the

                                IDT CORPORATION

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)
Company following a prior investigation by the Attorneys General of several states. The case is in the preliminary stages of discovery.

    In September 1997, DigiTEC 2000, Inc. ("DigiTEC") filed a complaint against the Company alleging that in connection with its sale of prepaid calling cards, the Company tortiously interfered with a business relationship between DigiTEC and two codefendants, CG Com, Inc. and Carlos Gomez. DigiTEC has filed a motion for a preliminary injunction that would bar the Company from selling its prepaid calling cards through these co-defendants. The Court has not yet ruled upon DigiTEC's motion and the case is currently in preliminary stages of discovery.

The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. In the opinion of management, settlement of these and the aforementioned actions when ultimately concluded will not have a material adverse effect on results of operations, cash flows or the financial condition of the Company.

LICENSE FEES

In connection with the provision of Internet access, the Company provides certain customers with Internet software licensed from a third party. In the prior year, the Company agreed to pay royalties based upon end users. In May 1996, such agreement was amended, except for moneys due under the original agreement. Under the terms of the amended agreement, which expires in May 1998, the Company has agreed to pay minimum royalties based upon end users and annual service fees of approximately $1,850,000 and $300,000, respectively. For the years ended July 31, 1995, 1996 and 1997, total licensing fees amounted to $30,000, $1,098,000 and $234,000, respectively.

LEASES

The future minimum payments for capital and operating leases as of July 31, 1997 are as follows:

                                                                                          CAPITAL      OPERATING
                                                                                          LEASES         LEASES
                                                                                       -------------  ------------
  1998...............................................................................  $   2,216,000  $  1,038,000
  1999...............................................................................      1,912,000       945,000
  2000...............................................................................      1,740,000       456,000
  2001...............................................................................        735,000        83,000
  2002...............................................................................        540,000        52,000
                                                                                       -------------  ------------
  Total payments.....................................................................      7,143,000  $  2,574,000
                                                                                       -------------  ------------
                                                                                                      ------------
  Less amounts representing interest.................................................     (1,705,000)
  Current portion....................................................................     (1,532,000)
                                                                                       -------------
  Capital lease obligations-long-term portion........................................  $   3,906,000
                                                                                       -------------
                                                                                       -------------

Rental expense under operating leases was approximately $30,000, $178,000 and $388,000 for the years ended July 31, 1995, 1996 and 1997, respectively.

                                IDT CORPORATION

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)
COMMUNICATIONS SERVICES

The Company has an agreement with a supplier of telecommunications services ("Vendor") which began in August 1994 and continues monthly unless terminated by one of the parties. Under such agreement, the Vendor bills and collects, on behalf of the Company, for long distance telephone services provided to the Company's customers. The Company is responsible for all uncollected receivables. For the year ended July 31, 1996 and 1997, the Company purchased approximately $3,900,000 and $17,330,000, respectively, of such services from the Vendor.

The Company has entered into agreements with certain carriers to buy and sell communications services. As of July 31, 1997, the Company has approximately $30,000,000 in minimum purchase commitments related to such agreements.

DISTRIBUTION AGREEMENTS

The Company has entered into distribution agreements under which it has agreed to pay its agents commissions for obtaining new Internet and discount telecommunications customers. The agreements require commissions upon activation of the customers.

9. CUSTOMER, GEOGRAPHICAL AREA AND SEGMENT INFORMATION

During the year ended July 31, 1996, one customer accounted for approximately 19% of total revenues. No customer accounted for more than 10% of revenues during the year ended July 31, 1995 or 1997.

Revenues from customers outside the United States represented approximately 56%, 23% and 25% of total revenues during the years ended July 31, 1995, 1996 and 1997, respectively. No single geographic area accounted for more than 10% of total revenues.

                                IDT CORPORATION

9. CUSTOMER, GEOGRAPHICAL AREA AND SEGMENT INFORMATION (CONTINUED)
Operating results and other financial data are presented for the principal business segments of the Company for the years ended July 31, 1995, 1996 and 1997.

                                                                INTERNET        TELE-
                                                                 ACCESS    COMMUNICATIONS    NET2PHONE     TOTAL
                                                               ----------  ---------------  -----------  ----------
                                                                                 ($ IN THOUSANDS)
YEAR ENDED JULY 31, 1995
Revenues.....................................................  $      875     $  10,789      $      --   $   11,664
Income (loss) from operations................................      (3,005)          830             --       (2,175)
Depreciation and amortization................................         187           117             --          304
Total assets.................................................         869         3,328             --        4,197
Capital expenditures.........................................         893           433             --        1,326

YEAR ENDED JULY 31, 1996
Revenues.....................................................  $   21,986     $  35,708      $      --   $   57,694
Income (loss) from operations................................     (17,851)        2,756           (660)     (15,755)
Depreciation and amortization................................         930           258             24        1,212
Total assets.................................................      20,570        22,907            320       43,797
Capital expenditures.........................................      10,335         1,358            202       11,895

YEAR ENDED JULY 31, 1997
Revenues.....................................................  $   32,895     $  99,937      $   2,355   $  135,187
Income (loss) from operations................................      (8,092)        5,707         (1,060)      (3,445)
Depreciation and amortization................................       3,562         1,128            183        4,873
Total assets.................................................      24,205        33,110          1,222       58,537
Capital expenditures.........................................       9,448         7,635            975       18,058

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

11. ADDITIONAL FINANCIAL INFORMATION

Additional financial information with respect to cash flows is as follows:

                                                                     YEAR ENDED JULY 31
                                                              ---------------------------------
                                                                1995        1996        1997
                                                              ---------  ----------  ----------
Cash payments made for interest.............................  $      --  $  113,000  $  863,000
Cash payments made for income taxes.........................     56,000          --          --

                                IDT CORPORATION

11. ADDITIONAL FINANCIAL INFORMATION (CONTINUED)
Other current assets include advances to carriers of approximately $1,499,000 and $1,982,000 at July 31, 1996 and 1997, respectively. Accounts payable includes approximately $5,840,000 and 14,541,000 due to telecommunication carries at July 31, 1996 and 1997, respectively.

12. CONSULTING AND LICENSING AGREEMENT

The Company possesses the exclusive right to make the services of Genie, including its multi-player games and information services, accessible over the Internet and the World Wide Web, pursuant to its agreement with Yovelle Renaissance Corporation ("Yovelle," and such agreement, the "Yovelle Agreement"). Yovelle purchased the Genie service from GE Information Services, Inc. in January 1996. Pursuant to the Yovelle Agreement, the Company provided certain management consulting and other services to Yovelle and paid Yovelle certain online content product costs and licensing fees, in exchange for the right to make Genie's online offerings available over the Internet (including the World Wide Web) exclusively through the Company. The Yovelle Agreement was to expire in February 1998, and was renewable thereafter. The Company's Chief Executive Officer and Chairman of the Board of Directors, loaned $500,000 to Yovelle and received a promissory note in consideration therefor which bore interest at a rate of 12% per annum and was due in June 1996.

During the year ended July 31, 1996, revenue under the Yovelle Agreement amounted to $1,200,000.

In August 1996, the Company purchased all of the issued and outstanding stock of Yovelle for $200,000. The purchase price is comprised of $100,000 in cash and a non-interest bearing promissory note for $100,000, payable on or before December 31, 1996 which was paid.

13. ACQUISITIONS

In August 1996, the Company completed the acquisition of the assets of PCIX, Inc. ("PCIX"), a former alliance partner of the Company. The acquisition price included a $690,000 promissory note, cash payments totaling $280,300, forgiveness of $428,800 owed to the Company from PCIX, and the assumption of $95,400 of other PCIX liabilities. The promissory note is payable on August 16, 1998 and bears interest at 8.25% per annum.

In October 1996, the Company completed the acquisition of the assets of International Computer Systems, Inc., a former alliance partner of the Company. The acquisition price included cash payments totaling $2,250,000 and a $750,000 promissory note. Such promissory note is payable in 48 monthly installments commencing on October 1, 1996 and bears interest at 10.00% per annum.

14. SUBSEQUENT EVENTS

CONVERTIBLE DEBENTURES

On September 5, 1997 the Company entered into a Securities Purchase Agreement (the "Agreement") with a group of institutional investors (the "Investors") pursuant to which the Investors purchased Convertible Debentures totaling $7,500,000 (the "Debentures"). The Debentures carry an interest rate of 3.00% per annum.

The Debentures, including the principal amount and all unpaid accrued interest, are convertible into the Company's Common stock at the option of the Investors at a conversion price equal to the lower of $15.16

                                IDT CORPORATION

14. SUBSEQUENT EVENTS (CONTINUED)
per share or the lowest closing price on any one trading day during the twelve consecutive trading day period preceding the date that notice of conversion is given to the Company. Any principal amount or unpaid accrued interest outstanding on September 5, 2000 will be automatically converted into shares of the Company's Common stock.

ACQUISITION OF ROCK ENTERPRISES, INC.

In September 1997, the Company purchased all of the issued and outstanding stock of Rock Enterprises, Inc., a telecom engineering firm owned by an employee of the Company, in exchange for shares of the Company's Common stock valued at $5,000,000 to be issued over several years.

NOTES PAYABLE

In August 1997, the Company entered into a revolving credit agreement (the "Credit Agreement") with Transamerica Business Credit Corporation which provides for borrowings of up to $6,000,000. Loans outstanding under the Credit Agreement bear interest at the prime rate plus 2.00% per annum and are secured by all personal property of the Company, excluding equipment. The Credit Agreement has a term of one year and is automatically renewable for additional terms of one year each unless sixty-days written notice of termination is given by either party.

                                IDT CORPORATION

        FINANCIAL STATEMENT SCHEDULE--VALUATION AND QUALIFYING ACCOUNTS

                                                                         ADDITIONS
                                                           BALANCE AT    CHARGED TO                    BALANCE
                                                           BEGINNING     COSTS AND                      AT END
DESCRIPTION                                                OF PERIOD      EXPENSES    DEDUCTIONS(1)   OF PERIOD
--------------------------------------------------------  ------------  ------------  -------------  ------------
1995:
  Reserves deducted from accounts receivable:
    Allowance for doubtful accounts.....................  $      5,000  $    439,891   $  (194,891)  $    250,000
1996:
  Reserves deducted from accounts receivable:
    Allowance for doubtful accounts.....................  $    250,000  $  4,042,070   $(2,192,070)  $  2,100,000
1997:
  Reserves deducted from accounts receivable:
    Allowance for doubtful accounts.....................  $  2,100,000  $  4,592,241   $(3,502,241)  $  3,190,000

------------------------

(1) Uncollectible accounts written off, net of recoveries. Includes $121,816 in fully reserved accounts receivable received in conjunction with the Company's acquisition of Yovelle.