Form 10-K/A
period 1997-07-31
IDT CORP
filed 1997-12-04
CIK 1005731

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

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

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on November 10, 1997 of $17.25, as reported on the Nasdaq National Market, was approximately $159.1 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of December 3, 1997 the Registrant had outstanding 12,313,558 shares of Common Stock, $.01 par value, and 11,153,732 shares of Class A Common Stock, $.01 par value.

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

                                                                                                 HIGH        LOW
                                                                                               ---------  ---------
FISCAL YEAR ENDED JULY 31, 1996
  Third Quarter (from March 15, 1996)........................................................  $   11.75  $    6.75
  Fourth Quarter.............................................................................      16.00       8.50

FISCAL YEAR ENDING JULY 31, 1997
  First Quarter..............................................................................  $   17.50  $   10.25
  Second Quarter.............................................................................      15.75       8.50
  Third Quarter..............................................................................       8.75       4.00
  Fourth Quarter.............................................................................       9.25       5.25

FISCAL YEAR ENDING JULY 31, 1998
  First Quarter..............................................................................  $  22.125  $   7.875
  Second Quarter (through December 3, 1997)..................................................      25.25      15.50

    On December 3, 1997, the last sale price reported on the Nasdaq National Market for the Common Stock was $21.8125 per share. On the same date, there were approximately 85 holders of record of the Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on November 10, 1997, was approximately $159.1 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

    The current directors and executive officers of the Company are as follows:

NAME                                    AGE                                    POSITION
-----------------------------------  ---------  ----------------------------------------------------------------------
Howard S. Jonas(1).................         41  Chief Executive Officer, Chairman of the Board and Treasurer
Howard S. Balter(1)................         36  Chief Operating Officer and Vice Chairman of the Board
James A. Courter...................         56  President and Director
Stephen R. Brown...................         41  Chief Financial Officer
Joyce J. Mason.....................         38  General Counsel, Secretary and Director
Marc E. Knoller....................         36  Vice President and Director
Hal Brecher........................         39  Executive Vice President of Operations and Director
Meyer A. Berman....................         63  Director
J. Warren Blaker...................         63  Director
James R. Mellor....................         67  Director
Elmo Zumwalt.......................         76  Director

------------------------

(1) Member of Executive Committee of the Board of Directors.

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

    JAMES A. COURTER joined the Company as President in October 1996 and has been a director of the Company since March 1996. Mr. Courter has been a senior partner in the New Jersey law firm of Courter, Kobert, Laufer & Cohen since 1972. He was also a partner in the Washington, D.C. law firm of Verner, Liipfert, Bernhard, McPherson & Hand from January 1994 to September 1996. Mr. Courter was a member of the U.S. House of Representatives for 12 years, retiring in January 1991. From 1991 to 1994, Mr. Courter was Chairman of the President's Defense Base Closure and Realignment Commission. Mr. Courter also serves on the Board of Directors of Envirogen, Inc. He received a B.A. from Colgate University and a J.D. from Duke University Law School.

    STEPHEN R. BROWN joined the Company as its Chief Financial Officer in May 1995. From 1985 to May 1995, Mr. Brown operated his own public accounting practice servicing medium-sized corporations as well as high net worth individuals. Mr. Brown received a B.A. in Economics from Yeshiva University and a B.B.A. in Business and Accounting from Baruch College.

    JOYCE J. MASON has been a director of the Company since March 1996. Ms. Mason has served as General Counsel and Secretary of the Company since its inception and as a director of the Company's predecessor since its inception to March 1996. Ms. Mason has been in private legal practice since August 1990. Ms.

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

    HAL BRECHER has served as the Company's Executive Vice President of Operations since he joined the Company in November 1996, and was elected by the Board to become a director of the Company in April 1997. Prior to joining the Company, Mr. Brecher was the Executive Vice President of a direct marketing firm. He holds a B.S. in Computer Science from Brooklyn College, and an M.B.A. from the Wharton School of the University of Pennsylvania.

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

    Each director holds office until that director's successor has been duly elected and qualified. The Company's Board of Directors is divided into three classes with Messrs. Blaker, Courter, Knoller and Zumwalt constituting Class I, Messrs. Balter, Berman and Brecher constituting Class II and Messrs. Jonas, Mellor and Ms. Mason and Mr. Bovin (at such time as he shall take office) constituting Class III. In addition, Mr. Bert Wasserman is a member of Class II until the Annual Meeting of the Company's stockholders to be held in December 1997, at which time his term will expire. Upon the expiration of the term of each class of directors, directors comprising such class of directors will be elected for a three-year term at the next succeeding annual meeting of stockholders. Executive officers of the Company are elected by the Board of Directors on an annual basis and serve until their successors are duly elected and qualified.

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

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION OF DIRECTORS

    Each non-employee director received as of March 15, 1996 options exercisable for 10,000 shares of Common Stock, and each such director appointed to the Board of Directors after such date received options to purchase 10,000 shares of the Company's Common Stock upon his or her appointment. However, Mr. Wasserman received options to purchase 35,000 shares of the Company's Common Stock upon his appointment to the Company's Board of Directors in Fiscal 1996, and Mr. Zumwalt received options to purchase 16,000 shares of the Company's Common Stock upon his appointment to the Company's Board of Directors in Fiscal 1997. In addition, each continuing non-employee director of the Company will annually receive grants of options exercisable for 10,000 shares of Common Stock.

EXECUTIVE COMPENSATION

    The following table sets forth certain information for the Company's last completed fiscal year concerning the compensation of the Company's Chief Executive Officer and the Company's four most highly compensated executive officers, collectively, other than the Chief Executive Officer, who were serving as executive officers as of July 31, 1997 (the "Named Executive Officers"). Except as described below, the Company does not have executive long-term compensation or incentive plans.

SUMMARY COMPENSATION TABLE

                                                                                                          LONG-TERM
                                                                                                        COMPENSATION
                                                                    ANNUAL COMPENSATION                    AWARDS
                                                     -------------------------------------------------  -------------
                                                                                        OTHER            SECURITIES
                                                                                       ANNUAL            UNDERLYING
NAME AND PRINCIPAL POSITION               YEAR(1)    SALARY ($)    BONUS ($)      COMPENSATION ($)       OPTIONS (#)
--------------------------------------  -----------  -----------  -----------  -----------------------  -------------
Howard S. Jonas.......................        1997      153,846            0                  0                   0
  Chairman of the Board,                      1996       65,000            0                  0                   0
  Chief Executive Officer
  and Treasurer

Howard S. Balter......................        1997      200,251       14,000                  0                   0
  Chief Operating Officer and                 1996      175,000       64,000                  0                   0
  Vice Chairman

James A. Courter......................        1997      169,230            0                  0             300,000
  President

Stephen R. Brown......................        1997      122,855       15,000                  0              27,500
  Chief Financial Officer                     1996       68,125       12,500                  0                   0

Hal Brecher...........................        1997      129,731       15,000                  0             150,000
  Executive Vice President of
  Operations

                                               ALL OTHER
NAME AND PRINCIPAL POSITION                COMPENSATION ($)
--------------------------------------  -----------------------
Howard S. Jonas.......................                 0
  Chairman of the Board,                               0
  Chief Executive Officer
  and Treasurer
Howard S. Balter......................                 0
  Chief Operating Officer and                          0
  Vice Chairman
James A. Courter......................                 0
  President
Stephen R. Brown......................                 0
  Chief Financial Officer                              0
Hal Brecher...........................                 0
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

STOCK OPTIONS GRANTED IN LAST FISCAL YEAR

                                                        PERCENT OF
                                          NUMBER OF    TOTAL OPTIONS                                        RATES OF STOCK
                                           SHARES       GRANTED TO                                        PRICE APPRICIATION
                                         UNDERLYING    EMPLOYEES IN         EXERCISE          DATE OF       FOR OPTION TERM
NAME                                     OPTIONS(#)   FISCAL YEAR(%)       PRICE($)(1)      EXPIRATION     5%($)      10%($)
---------------------------------------  -----------  ---------------  -------------------  -----------  ---------  ----------
James A. Courter.......................     300,000           32.4              4.375         10/29/06     825,300   2,091,900
Stephen R. Brown.......................      20,000            2.1              4.375          8/14/06      55,020     139,460
Stephen R. Brown.......................       7,500            0.8              5.250           5/1/07      24,765      62,753
Hal Brecher............................      75,000            8.1              4.375         10/29/06     206,325     522,975
Hal Brecher............................      75,000            8.1              5.250           5/1/07     247,650     627,525

------------------------

(1) See "Ten-Year Option Repricings" below for additional information regarding the exercise price of certain stock options.

OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

    The following table provides certain information concerning the number of shares of Common Stock underlying unexercised stock options held by each of the Named Executive Officers, and the value of such stock options at July 31, 1997. 222,000 stock options were exercised by the Named Executive Officers during Fiscal 1997.

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

TEN-YEAR OPTION REPRICINGS

    The following table summarizes the Company's cancellation and reissuance during Fiscal 1997 of certain stock options that were granted to the Named Executive Officers:

                                                           MARKET PRICE                                   LENGTH OF ORIGINAL
                                              NUMBER OF     OF STOCK AT    EXERCISE PRICE                    OPTION TERM
                                             SECURITIES       TIME OF        AT TIME OF         NEW       REMAINING AT DATE
                                             UNDERLYING    REPRICING OR     REPRICING OR     EXERCISE      OF REPRICING OR
            NAME                   DATE       OPTION(#)    AMENDMENT($)     AMENDMENT($)     PRICE($)         AMENDMENT
-----------------------------  ------------  -----------  ---------------  ---------------  -----------  --------------------
  James A. Courter...........  Feb. 1997        300,000           7.75            10.00           7.75   9 years, 9 months
  James A. Courter...........  Feb. 1997         10,000           7.75            10.00           7.75   9 years, 1 month
  James A. Courter...........  April 1997       300,000          4.375             7.75          4.375   9 years, 7 months
  Stephen R. Brown...........  Feb. 1997         20,000           7.75            10.00           7.75   9 years, 9 months
  Stephen R. Brown...........  April 1997        20,000          4.375             7.75          4.375   9 years, 7 months
  Hal Brecher................  Feb. 1997         75,000          10.00             7.75           7.75   9 years, 9 months
  Hal Brecher................  April 1997        75,000           7.75            4.375           7.75   9 years, 7 months

    In each of February 1997 and April 1997, the Compensation Committee of the Company's Board of Directors determined that it was in the best interests of the Company to cancel a broad range of the outstanding stock options that Company had previously issued to many of its executive officers and other employees, and to reissue stock options with substantially equivalent terms, but with a lower exercise price that would reflect the market price of the Company's Common Stock as of the date of such reissuance. Acordingly, in February 1997, outstanding stock options previously granted to employees at all levels of the Company were canceled and reissued. In April 1997, stock options held by members of the Company's middle and senior management were so canceled and reissued. In each case, the new options were issued with an exercise price equal to the fair market value of the Company's Common Stock on the date of reissuance.

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

                                                      THE COMPENSATION COMMITTEE
                                                       OF THE BOARD OF DIRECTORS

                                                         Meyer A. Berman
                                                         James R. Mellor
                                                         J. Warren Blaker

EMPLOYMENT AGREEMENTS

    The Company has entered into employment agreements with Messrs. Jonas, Balter, Courter and Brecher. Mr. Jonas's employment agreement, dated as of January 1, 1996, provides for a minimum base salary of $200,000, which may be increased, but not decreased, during the term of the agreement. During the third quarter of Fiscal 1997, Mr. Jonas agreed to waive a portion of his base salary for such year. The Company may terminate Mr. Jonas's employment only for cause (as defined in the agreement). If the agreement is terminated without cause, the Company is obligated to pay to Mr. Jonas an amount equal to twice his base salary as then in effect. The agreement has a three year term, but is automatically extendable for additional one year periods unless the Board or Mr. Jonas notifies the other, within ninety days of the anniversary of such period, that the agreement will not be extended. Pursuant to the agreement, Mr. Jonas has agreed not to compete with the Company for a period of one year following termination of the agreement.

    Mr. Balter's employment agreement, dated as of January 1, 1996, provides for a minimum base salary of $175,000, which may be increased, but not decreased, during the term of the agreement. The Company may terminate Mr. Balter's employment only for cause (as defined in the agreement). If the agreement is terminated without cause, the Company is obligated to pay to Mr. Balter an amount equal to twice his base salary as then in effect. The agreement has a three year term, but is automatically extendable for additional one year periods unless the Board or Mr. Balter notifies the other, within 90 days of the anniversary of such period, that the agreement will not be extended. Pursuant to the agreement, Mr. Balter has agreed not to compete with the Company for a period of one year following termination of the agreement.

    Mr. Courter's employment agreement, dated as of September 4, 1996, provides for a minimum base salary of $200,000, which may be increased, but not decreased, during the term of the agreement. The Company may terminate Mr. Courter's employment only for cause (as defined in the agreement). If the agreement is terminated without cause, the Company is obligated to pay to Mr. Courter an amount equal to twice his base salary as then in effect. The agreement has a three year term but is automatically extendable for additional one year periods unless the Board or Mr. Courter notifies the other, within ninety days of the anniversary of such period, that the agreement will not be extended. Pursuant to the agreement, Mr. Courter has agreed not to compete with the Company for a period of one year following termination of the agreement.

    Mr. Hal Brecher is employed as the Company's Executive Vice President of Operations pursuant to a three year employment contract that was executed in October 1996. Mr. Brecher's agreement provides for a base salary of $160,000, which may be increased, but not decreased, during the term of the agreement. In the event of termination, Mr. Brecher will receive three months' salary and benefits. In addition, options to purchase 12,500 shares of the Company's Common Stock that have been issued to Mr. Brecher, which are currently non-vested, will vest upon the termination of his employment with the Company.

EMPLOYEE STOCK OPTION PROGRAM

    The Company had an informal stock option program whereby selected key employees were granted options to purchase shares of Common Stock. The primary purpose of this program was to provide long-term incentives to the Company's key employees and to further align their interests with those of the Company. Options granted under such program have a term of ten years and are subject to all other reasonable terms and conditions as the Company deems necessary and appropriate. The selection of the participants and the determination of the number of options to be granted to each participant were made by the Company's Board of Directors. Under such program, options to purchase an aggregate of 2,158,770 shares of Common Stock have been granted, of which 1,204,865 were outstanding as of November 10, 1997. See "Certain Relationships and Related Transactions." The Company does not anticipate that any additional options will be granted under this program.

1996 STOCK OPTION AND INCENTIVE PLAN

    The Company's Amended and Restated 1996 Stock Option and Incentive Plan (the "Plan") was ratified by the Company's stockholders in February of 1997. Pursuant to the Plan, key employees, directors and consultants of the Company are eligible to receive awards of stock options, stock appreciation rights, limited stock appreciation rights and restricted stock. Options granted under the Plan may be "incentive stock options" ("ISOs"), within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or nonqualified stock options ("NQSOs"). Stock appreciation rights ("SARs") and limited stock appreciation rights ("LSARs") may be granted simultaneously with the grant of an option or (in the case of NQSOs), at any time during the term of the Plan. Restricted stock may be granted in addition to or in lieu of any other award granted under the Plan.

    The Company originally authorized 2,300,000 shares of Common Stock for issuance under the Plan (subject to antidilution and similar adjustments). Options covering all of the underlying shares were granted as of November 10, 1997, of which 1,683,600 shares were outstanding as of such date. Subject to the approval of a proposed amended to the Plan by the Company's stockholders at the annual meeting to be held in December 1997, an additional 1,000,000 shares of the Company's Common Stock will be reserved for the grant of awards under the Plan. The Company has entered into commitments to issue options to purchase approximately 600,000 of such additional shares to certain officers and employees. Those options have exercise prices ranging from $8.25 to $16.00, with an average exercise price of $8.50 per share. Mr. Howard S. Jones has indicated that he intends to vote his shares in favor of the amendment to the Plan.

    The Plan is administered by the Compensation Committee appointed by the Board. Subject to the provisions of the Plan, the Compensation Committee will determine the type of award, when and to whom awards will be granted, the number of shares covered by each award and the terms, provisions and kind of consideration payable (if any), with respect to awards. The Compensation Committee may interpret the Plan and may at any time adopt such rules and regulations for the Plan as it deems advisable. The Compensation Committee has granted certain authority to the Executive Committee of the Board of Directors under the Plan, including the authority to select recipients of awards under the Plan to all employees of the Company other than members of the Executive Committee.

    In determining the persons to whom awards shall be granted and the number of shares covered by each award, the Compensation Committee shall take into account the duties of the respective persons, their present and potential contribution to the success of the Company and such other factors as the Compensation Committee shall deem relevant.

    An option may be granted on such terms and conditions as the Compensation Committee may approve, and generally may be exercised for a period of up to 10 years from the date of grant. Generally, ISOs will be granted with an exercise price equal to the "Fair Market Value" (as defined in the Plan) on the date of grant. In the case of ISOs, certain limitations will apply with respect to the aggregate value of option shares which can become exercisable for the first time during any one calendar year, and certain additional limitations will apply to ISOs granted to "Ten Percent Stockholders" (as defined in the Plan) of the Company. The Compensation Committee may provide for the payment of the option price in cash, by delivery of Common Stock or Class A Stock having a Fair Market Value equal to such option price, by a combination thereof or by any other method. Options granted under the Plan will become exercisable at such times and under such conditions as the Compensation Committee shall determine, subject to acceleration of the exercisability of options in the event of, among other things, a "Change in Control" (as defined in the Plan).

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

    The Plan also permits the Compensation Committee to grant SARs and/or LSARs with respect to all or any portion of the shares of Common Stock covered by options. Generally, SARs may be exercised only at such time as the related option is exercisable and LSARs may be exercised only during the 90 days immediately following an "Acceleration Date" (as defined in the Plan) except that, in the case of an "Insider" (as defined in the Plan), (i) an SAR and an LSAR must be held for at least six months before it becomes exercisable and (ii) an LSAR must automatically be paid out in cash. LSARs will be exercisable only if, and to the extent, that the option to which the LSARs relate is then exercisable, and if such option is an ISO, only to the extent the Fair Market Value per share of Common Stock exceeds the option price.

    Upon exercise of an SAR, a grantee will receive for each share for which an SAR is exercised, an amount in cash or Common Stock, as determined by the Compensation Committee, equal to the excess, if any, of (i) the Fair Market Value of a share of Common Stock on the date the SAR is exercised over (ii) the exercise price per share of the option to which the SAR relates.

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

    The Plan further provides for the granting of restricted stock awards, which are awards of Common Stock which may not be disposed of, except by will or the laws of descent and distribution, for such period as the Compensation Committee determines (the "restricted period"). The Compensation Committee may also impose such other conditions and restrictions, if any, on the shares as it deems appropriate, including the satisfaction of performance criteria. All restrictions affecting the awarded shares lapse in the event of a Change in Control.

    During the restricted period, the grantee will be entitled to receive dividends with respect to, and to vote the shares awarded to him. If, during the restricted period, the grantee's service with the Company terminates for any reason, any shares remaining subject to restrictions will be forfeited. The Compensation Committee has the authority to cancel any or all outstanding restrictions prior to the end of the restricted period, including cancellation of restrictions in connection with certain types of termination of service.

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

    No awards may be granted under the Plan after the tenth anniversary of after its adoption.

401(K) PLAN

    The Company has established a plan in September 1996, pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the "401(k) Plan"), for the benefit of employees. The non-union employees of the Company and its subsidiaries are eligible to participate in the 401(k) Plan after completion of one year of employment with the Company. Under the 401(k) Plan, eligible employees may elect to defer a portion of their salary each year (subject to limits imposed by the Internal Revenue Service). The portion deferred will be paid by the Company to the trustee under the 401(k) Plan. The Company makes a matching contribution to the 401(k) Plan each month on behalf of each participant in an amount equal to 20% of such participant's salary deferral contribution. Matching contributions become vested under the 401(k) Plan at a rate of 20% for each full year of employment. Matching contributions do not begin vesting until the second year of employment.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During Fiscal 1997, the Compensation Committee was comprised of Messrs. Berman, Blaker and David S. Steiner (a former directory of the Company) and the Audit Committee was comprised of Messrs. Berman, Blaker and Wasserman. Each of the members of the Compensation Committee and the Audit Committee were employees of the Company during such period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information regarding the beneficial ownership of the Company Common Stock (and Class A Stock, assuming conversion of all shares of Class A Stock into Common Stock) as of October 31, 1997 by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock (and Class A Stock, on an as-converted basis), (ii) each of the Company's directors and the Named Executive Officers (as defined above) and, and (iii) all directors and officers of the Company as a group. Unless otherwise noted in the footnotes to the table, the persons named in the table have sole voting and investing power with respect to all shares (or Class A Stock) of Common Stock indicated as being beneficially owned by them.

                                 NAME AND ADDRESS OF                                    NUMBER OF     PERCENTAGE OF
                                  BENEFICIAL OWNER                                        SHARES        OWNERSHIP
-------------------------------------------------------------------------------------  ------------  ---------------
Howard S. Jonas(1)...................................................................    10,323,367          45.1
  294 State Street
  Hackensack, NJ 07601
The Equitable Companies, Inc.(2).....................................................     1,209,700           5.3
  787 Seventh Avenue
  New York, NY 10019
Putnam Investments, Inc.(3)..........................................................     1,154,113           5.0
  One Post Office Square
  Boston, MA 02109
Howard S. Balter(4)..................................................................       502,920           2.2
James A. Courter(5)..................................................................       317,000           1.4
Joyce J. Mason(6)....................................................................        41,533             *
Meyer A. Berman......................................................................       103,500             *
J. Warren Blaker(7)..................................................................        20,000             *
Marc E. Knoller(7)...................................................................       230,000             *
James Mellor(7)......................................................................        10,000             *
Stephen R. Brown(7)..................................................................        57,420             *
Hal Brecher(7).......................................................................        82,500             *
Elmo R. Zumwalt(7)...................................................................        16,000             *
All directors and officers as a group
  (11 persons).......................................................................    11,704,240          50.4

------------------------

*   Less than 1%.

(1) Shares of Class A Stock which are convertible on a share-for-share basis into Common Stock at the option of the holder. 10,434 of these shares of Class A Stock are owned of record by the Jonas Family Limited Partnership, over which Mr. Jonas exercises the power to vote and the power to dispose.

(2) Includes 161,200 shares beneficially owned by The Equitable Life Assurance Society of the United States, a subsidiary of The Equity Companies Incorporated, and 873,500 shares beneficially owned by Alliance Capital Management L.P., also a subsidiary of The Equitable Companies Incorporated.

(3) Includes 1,154,113 shares held by Putnam Investment Managements, Inc. as the wholly-owned investment adviser of Putnam Investments, Inc., a wholly owned subsidiary of Marsh & McLennan Companies, Inc. 817,940 of these shares are held by the Putnam Voyager Fund. The investment adviser has dispository power over the shares in each of the funds, but the investment trustee has voting power over the shares in each fund.

(4) Includes 295,920 shares beneficially owned pursuant to stock options exercisable within 60 days.

(5) Includes 85,000 shares beneficially owned pursuant to stock options exercisable within 60 days.

(6) Includes 40,200 shares beneficially owned pursuant to stock options exercisable within 60 days.

(7) Common Stock beneficially owned pursuant to stock options exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The Company currently leases one of its three headquarters facilities in Hackensack, New Jersey from a corporation which is wholly-owned by Howard S. Jonas. Aggregate lease payments under such lease were $24,000 for each of Fiscal 1995 and 1996 and $69,000 for Fiscal 1997. In addition, the Company leases one floor in an office building which is owned by an entity controlled by Mr. Jonas; pursuant to the lease, which expires in December 1998, the Company pays a monthly rental fee of $5,200.

    For information regarding grants of options to the Company's directors and executive offices, see "Compensation of Directors and Executive Officers."

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
  10.18(9)    Registration Rights Agreement among the Registrant, RGC International Investors,
                LDC, Pangaea Fund Ltd., Special Situations Private Equity Fund, L.P. and
                Halifax Fund L.P.
   10.19-     Warrants (No. 1 and No. 2) for the Purchase of Common Stock between the
                Registrant and Prime Leasing, Inc.
   10.20-     Stock Purchase Agreement between the Registrant and Mr. David Turock
   10.21*     Agreement between Clifford M. Sobel and the Registrant.
   10.22-     Employment Agreement between the Registrant and Mr. Hal Brecher.
   21.01-     Subsidiaries of the Registrant.
   23.01*     Consent of Ernst & Young LLP.
   27.01-     Financial Data Schedule.

------------------------

        *  filed herewith
        -  previously filed
      (1)  incorporated by reference to Form S-1 filed February 21, 1996 file No. 333-00204
      (2)  incorporated by reference to Form S-1 filed March 8, 1996 file No. 333-00204
      (3)  incorporated by reference to Form S-1 filed January 9, 1996, file No. 333-00204
      (4)  incorporated by reference to Form S-8 filed January 14, 1996, file No. 333-19727
      (5)  incorporated by reference to Form 10-K for the fiscal year ended July 31, 1996 filed
           October 29, as amended November 21, 1996 file No. 000-27898
      (6)  incorporated by reference to Form S-1 filed January 22, 1996 file No. 333-00204
      (7)  incorporated by reference to Form S-1 filed March 14, 1996 file No. 333-00204
      (8)  incorporated by reference to Form S-1 filed December 27, 1996 file No. 333-18901
      (9)  incorporated by reference to Form 8-K filed September 19, 1997 file No. 000-27898

(b) Reports on Form 8-K. The Registrant filed one report on Form 8-K during the fiscal year ended July 31, 1997, on September 19, 1997, relating to the Company's issuance of $7,500,000 aggregate principal amount of convertible subordinated debentures.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                IDT CORPORATION

                                By:             /s/ HOWARD S. JONAS
                                     -----------------------------------------
                                                  Howard S. Jonas
                                         Chairman, Chief Executive Officer
                                                   and Treasurer
                                Date: December 4, 1997

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