Form 10-Q
period 1997-10-31
IDT CORP
filed 1997-12-15
CIK 1005731

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the Quarterly Period Ended October 31, 1997

                                       or
    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

                         Commission File Number 0-27898
                                                -------

                                IDT CORPORATION
                                -----------------
             (Exact name of Registrant as specified in its Charter)


                   Delaware                         22-3415036
                   --------                         ----------
      (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)           Identification No.)

   294 State Street, Hackensack, New Jersey             07601
  -----------------------------------------            -------
    (Address of principal executive office)           (zip code)


                                (201) 928-1000
                                --------------
              (Registrant's telephone number, including area code)

                                  Not Applicable
                                  --------------
               (Former name, former address and former fiscal year,
                       if changed since last report date)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X    No
                                                     ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Common Stock, $.01 par value 12,718,505 shares as of December 12, 1997

    Class A Common Stock, $.01 par value 11,153,732 shares as of December 12,
1997

                               Table of Contents

PART I. FINANCIAL INFORMATION
           Item 1.    Financial Statements (Unaudited):
                      Condensed Consolidated Balance Sheets as of July 31, 1997 and October
                      31, 1997.............................................................          3
                      Condensed Consolidated Statements of Operations for the three months
                      ended October 31, 1996 and 1997......................................          4
                      Condensed Consolidated Statements of Cash Flows for the three months
                      ended October 31, 1996 and 1997......................................          5
                      Notes to Condensed Consolidated Financial Statements.................          6
           Item 2.    Management's Discussion and Analysis of Financial Condition and
                      Results of Operations................................................          8
PART II. OTHER INFORMATION
           Item 1.    Legal Proceedings....................................................         12
           Item 2.    Changes in Securities................................................         12
           Item 3.    Defaults upon Senior Securities......................................         12
           Item 4.    Submission of Matters to a Vote of Security Holders..................         12
           Item 5.    Other Information....................................................         12
           Item 6.    Exhibits and Reports on Form 8-K.....................................         13
           Signatures......................................................................         14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                IDT CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     OCTOBER 31,
                                                                                        1997        JULY 31, 1997
                                                                                   ---------------  -------------
                                                                                     (UNAUDITED)      (NOTE 1)
ASSETS
Current assets
  Cash and cash equivalents......................................................   $  13,331,696   $   7,674,313
  Accounts receivable (net)......................................................      24,504,349      17,128,890
  Notes receivable...............................................................         805,592       1,291,403
  Other current assets...........................................................       4,533,737       2,922,750
                                                                                   ---------------  -------------
Total current assets.............................................................      43,175,374      29,017,356
Property and equipment, net......................................................      29,785,870      25,725,805
Goodwill, net....................................................................       1,340,452       1,357,606
Other assets.....................................................................       2,788,647       2,436,334
                                                                                   ---------------  -------------
Total assets.....................................................................   $  77,090,343   $  58,537,101
                                                                                   ---------------  -------------
                                                                                   ---------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Trade accounts payable.........................................................   $  23,516,890   $  16,957,656
  Accrued expenses...............................................................         175,258         721,142
  Deferred revenue...............................................................       1,749,636       2,442,848
  Notes payable-current portion..................................................       2,067,126       1,880,939
  Capital lease obligations-current portion......................................       1,926,106       1,531,971
  Other current liabilities......................................................         537,083         595,951
                                                                                   ---------------  -------------
  Total current liabilities......................................................      29,972,099      24,130,507
Notes payable--long-term portion.................................................       6,480,546       5,241,088
Capital lease obligation--long-term portion......................................       3,226,084       3,906,362
Convertible Debentures...........................................................       7,500,000        --
                                                                                   ---------------  -------------
Total liabilities................................................................      47,178,729      33,277,957

Commitments and Contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; authorized shares-10,000,000; no shares
    issued.......................................................................        --              --
  Common stock, $.01 par value; authorized shares-100,000,000; 12,084,832 and
    10,636,000 shares issued and outstanding respectively........................         120,895         106,360
  Class A stock, $.01 par value; authorized shares-35,000,000; 10,323,367 and
    11,174,330 shares issued and outstanding.....................................         103,233         111,743
  Additional paid-in capital.....................................................      49,673,888      46,990,388
  Accumulated deficit............................................................     (19,986,402)    (21,949,347)
                                                                                   ---------------  -------------
  Total stockholders' equity.....................................................      29,911,614      25,259,144
                                                                                   ---------------  -------------
  Total liabilities and stockholders' equity.....................................   $  77,090,343   $  58,537,101
                                                                                   ---------------  -------------
                                                                                   ---------------  -------------

                 See notes to condensed consolidated financial statements.

                                IDT CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                               OCTOBER 31,
                                                                                     ----------------------------
                                                                                         1997           1996
                                                                                     -------------  -------------
Revenues...........................................................................  $  54,750,978  $  28,317,671
Cost and expenses:
  Direct cost of revenues..........................................................     40,861,017     18,012,801
  Selling, general, and administrative.............................................      9,834,947     12,597,679
  Depreciation.....................................................................      1,745,134        963,433
                                                                                     -------------  -------------
  Total costs and expenses.........................................................     52,441,098     31,573,913
                                                                                     -------------  -------------
Income (loss) from operations......................................................      2,309,880     (3,256,242)
Interest and other, net............................................................       (346,935)       149,599
                                                                                     -------------  -------------
  Net income (loss)................................................................  $   1,962,945  $  (3,106,643)
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Net income (loss) per share........................................................  $        0.08  ($       0.15)
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Weighted average number of shares used in calculation of earnings per share........     25,479,585     20,841,230
                                                                                     -------------  -------------
                                                                                     -------------  -------------

           See notes to condensed consolidated financial statements.

                                IDT CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                               OCTOBER 31,
                                                                                    ----------------------------
                                                                                        1997           1996
                                                                                    -------------  -------------

Cash provided by (used in) operating activities...................................  $       33,291   ($4,820,559)
INVESTING ACTIVITIES
Payment for purchase of Yovelle, net of cash acquired.............................       --              376,843
Proceeds from the sale of short-term investments..................................       --             (757,108)
Payment for the purchase of ICS assets............................................       --           (2,250,000)
Receipt of payment on advance.....................................................       --            1,500,000
Purchase of property and equipment................................................     (4,598,802)    (4,122,656)
                                                                                    -------------  -------------
Net cash used in investing activities.............................................     (4,598,802)    (5,252,921)
FINANCING ACTIVITIES
Proceeds from Convertible Debentures..............................................      7,500,000       --
Proceeds from notes payable.......................................................        810,247      4,750,000
Exercise of stock options.........................................................      2,689,525       --
Repayment of capital lease obligations............................................       (261,818)        (4,753)
Repayment of notes payable........................................................       (515,060)      (374,286)
                                                                                    -------------  -------------
Net cash provided by financing activities.........................................     10,222,894      4,370,961
                                                                                    -------------  -------------
Net increase (decrease) in cash & cash equivalents................................      5,657,383     (5,702,519)
Cash & cash equivalents at beginning of period....................................      7,674,313     14,893,756
                                                                                    -------------  -------------
Cash & cash equivalents, end of period............................................  $  13,331,696  $   9,191,237
                                                                                    -------------  -------------
                                                                                    -------------  -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid.....................................................................  $     504,100  $      48,410
Income taxes paid.................................................................       --             --

           See notes to condensed consolidated financial statements.

                                IDT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of IDT Corporation and subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 1997 are not necessarily indicative of the results that may be expected for the year ending July 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended July 31, 1997 as filed with the Securities and Exchange Commission.

NOTE 2--PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                                     OCTOBER 31,
                                                                                        1997        JULY 31, 1997
                                                                                   ---------------  -------------
Equipment........................................................................   $  29,761,239   $  24,945,687
Computer software................................................................       5,182,397       4,618,931
Leasehold improvements...........................................................       1,351,414       1,115,822
Furniture and fixtures...........................................................       1,447,524       1,365,140
Property and improvements........................................................         112,569         109,525
                                                                                   ---------------  -------------
                                                                                       37,855,143      32,155,105
Less: Accumulated depreciation and amortization..................................      (8,069,273)     (6,429,300)
                                                                                   ---------------  -------------
                                                                                    $  29,785,870   $  25,725,805
                                                                                   ---------------  -------------
                                                                                   ---------------  -------------

NOTE 3--LOANS PAYABLE, CAPITAL LEASE OBLIGATIONS AND CONVERTIBLE DEBENTURES.

    During the three months ended October 31, 1997, the Company borrowed approximately $810,000 with an interest bearing note collateralized by certain aequipment owned by the Company with a forty-eight month term.

    The Company also entered into various capital lease arrangements during the three months ended October 31, 1997 to acquire computer and communications related equipment totaling approximately $1.1 million with terms ranging from thirty-six months to sixty months and collaterized by the equipment.

    During the three months ended October 31, 1997, the Company entered into a Securities Purchase Agreement (the "Agreement") with a group of institutional investors (the "Investors") pursuant to which the Investors purchased Convertible Debentures totaling $7,500,000 (the "Debentures"). The Debentures carry an interest rate of 3.00% per annum.

    The Debentures, including the principal amount and all unpaid accrued interest, are convertible into the Company's Common Stock at the option of the Investors at a conversion price equal to the lower of $15.16 per share or the lowest closing price on any one trading day during the twelve consecutive trading day period preceding the date that notice of conversion is given to the Company. Any principal amount or unpaid accrued interest outstanding on September 5, 2000 will be automatically converted into shares of the Company's Common Stock.

NOTE 4--LEGAL PROCEEDINGS AND CONTINGENCIES

    On December 29, 1995, Surfers Unlimited, L.L.C. filed a breach of contract action in the New Jersey Superior Court. The suit names a subsidiary of the Company as defendant and seeks damages in an unspecified amount for interference with prospective business advantages, breach of contract and improper use of confidential and proprietary information. The Company has filed a counterclaim. The suit is currently in the discovery phase.

    In January 1997, six former employees alleging employment discrimination commenced a suit in New Jersey entitled INNELLA, ET AL V. IDT CORP., ET AL. The suit claims that the Company has made hiring and promotion decisions based on religious background. The case is in the early stages of discovery.

    In June 1997, an uncertified class-action suit was brought against the Company in New York. The suit concerns advertisements no longer in use by IDT, and advertising practices that were voluntarily terminated by the Company following a prior investigation by the Attorneys General of several states. The case is in the preliminary stages of discovery.

    In September 1997, DigiTEC 2000, Inc. ("DigiTEC") filed a complaint against the company alleging that in connection with its sale of prepaid calling cards, the Company tortiously interfered with a business relationship between DigiTEC and two codefendants, CG Com, Inc. and Carlos Gomez. DigiTEC has filed a motion for preliminary injunction that would bar the Company from selling its prepaid calling cards through these co-defendants. The court denied DigiTEC's motion and the case is currently in preliminary stages of discovery.

    The Company filed a lawsuit against Mr. Glen Miller in August 1997 based upon various matters arising out of Mr. Miller's employment with IDT. Mr. Miller answered the complaint and filed a counterclaim against IDT for breach of his employment contract and breach of the covenant of good faith and fair dealing. Mr. Miller also filed a third-party complaint against Howard Balter, who is the Chief Operating Officer of IDT, and Jonathan Rand, IDT's former Director of Human Resources, for fraudulent conduct and misrepresentation.

    The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. Although there can be no assurances in this regard, in the opinion of the Company's management, such proceedings, as well as the aforementioned actions, will not have a material adverse effect on results of operations, cash flows or the financial condition of the Company.

NOTE 5--SUBSEQUENT EVENTS

    In November 1997, the Company finalized its purchase of all the issued and outstanding stock of Rock Enterprises, Inc., a telecom engineering firm owned by an employee of the Company, in exchange for 625,000 shares of the Company's Common Stock, of which 312,500 shares were issued at closing. The remaining shares will be issued over several years. The acquisition will be accounted for using the purchase method of accounting for business combinations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following information should be read in conjunction with the accompanying condensed consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company contained in the Company's Annual Report on Form 10-K, as amended, for the year ended July 31, 1997, as filed with the Securities and Exchange Commission.

OVERVIEW

    IDT Corporation ("IDT" or the "Company") is an international telecommunications company which offers a broad range of integrated and competitively priced long-distance telephone, Internet access and Internet telephony services in the U.S. and abroad.

    The Company entered the international call reorigination business in 1990 to capitalize on the opportunity created by the spread between U.S. and foreign-originated international long-distance telephone rates. IDT leveraged the expertise derived from, and calling volume generated by, its call reorigination business to enter the domestic long-distance business in late 1993, by reselling long-distance telecommunications services of other carriers to IDT's domestic customers. As a value-added service for its domestic long-distance customers, the Company began offering Internet access in early 1994, eventually offering dial-up and dedicated Internet access to individuals and to businesses as stand-alone services. In 1995, IDT began reselling to other long-distance carriers access to the favorable telephone rates and special tariffs the Company receives because of the calling volume generated by its call reorigination customers. In August 1996, IDT entered the Internet telephony market with its introduction of Net2Phone.

    Revenues from the Company's telecommunications operations are derived primarily from the following activities: (i) international long-distance call reorigination services; (ii) sale and resale of long-distance minutes to other long-distance carriers; (iii) marketing to individuals and businesses of domestic long-distance services provided by WorldCom; (iv) marketing to individuals and businesses of prepaid calling cards; and (v) marketing of the Company's proprietary Internet telephony services (Net2Phone and Net2Phone Direct) to businesses and individuals. Beginning in Fiscal 1997, the Company's focus has increasingly shifted towards its international telecommunications operations and away from its Internet access service. Revenues from the Company's Internet operations are derived from providing Internet access services to individuals and businesses.

    The Company's ability to achieve revenue growth and profitability is dependent upon its ability to acquire and retain customers. The Company's ability to improve operating margins will also depend in part on its ability to retain its customers. There can be no assurances that the Company's investments in telecommunications infrastructure, customer support capabilities and software releases will improve customer retention. The Company's strategies and commitments have required substantial up-front expenditures for additional personnel, marketing, facilities, infrastructure, product development and capital equipment and have and may continue to be adversely affected by short-term operating results. There can be no assurance that revenues will continue to grow or that the Company will, in the future, sustain profitability or achieve positive cash flow from operations on either a quarterly or an annual basis.

THREE MONTHS ENDED OCTOBER 31, 1997 COMPARED TO THREE MONTHS ENDED OCTOBER 31,
  1996

RESULTS OF OPERATIONS

    REVENUES. Revenues increased 93% from approximately $28.3 million for the three months ended October 31, 1996 to approximately $54.8 million for the three months ended October 31, 1997. Revenues from the Company's telecommunications operations increased 164% from approximately $18.1 million for the three months ended October 31, 1996 to approximately $47.8 million for the three months ended October 31, 1997. Revenues from the Company's Internet operations decreased 52% from approximately $10.1 million for the three months ended October 31, 1996 to approximately $4.9 million for the three months ended October 31, 1997. Revenues from the Company's Internet telephony (Net2Phone) operations increased almost twenty-six fold from approximately $79,000 for the three months ended October 31, 1996 to approximately $2.1 million for the three months ended October 31, 1997.

    The increase in telecommunications revenues was due primarily to a 186% increase in rebilled long-distance minutes, from 33.5 million minutes to approximately 111.5 million minutes. This increase was due to the addition of wholesale carrier clients and the introduction of the Company's prepaid calling cards. The addition of wholesale carrier clients resulted in an increase in carrier-to-carrier services revenues of 268%, from approximately $9.7 million for the three months ended October 31, 1996 to approximately $35.8 million for the three months ended October 31, 1997. As a percentage of telecommunications revenues and overall revenues, carrier-to-carrier services revenues increased from approximately 53.6% to 74.8%, and 34.3% to 65.3%, respectively. Prepaid calling card revenues increased approximately two hundred and thirty-five fold, from approximately $23,000 for the three months ended October 31, 1996, to approximately $5.4 million for the three months ended October 31, 1997.

    As a percentage of total revenues, prepaid calling card revenues increased from 0.1% for the three months ended October 31, 1996 to 9.8% for the three months ended October 31, 1997. As a percentage of total revenues, Internet revenues decreased from approximately 35.8% for the three months ended October 31, 1996 to approximately 8.9% for the three months ended October 31, 1997. This decrease was due to the substantial increase in telecommunications revenues as a percentage of total revenues as well as an actual dollar decrease in Internet revenues due to a decrease in total dial-up subscribers. Internet telephony revenues as a percentage of total revenues increased from 0.3% for the three months ended October 31, 1996 to 3.8% for the three months ended October 31, 1997. The increase in Internet telephony revenues was primarily due to an increase in billed minute usage, as well as revenues on the sale of equipment of $720,000 for the three months ended October 31, 1997 compared to $0 for the three months ended October 31, 1996.

    DIRECT COST OF REVENUES. Direct cost of revenues consists primarily of the costs paid to carriers for the transmission and termination of switched minutes through IDT's facilities, and to a lesser extent, fees paid to alliance partners, leased circuits and network costs, local access costs, Internet connectivity costs, switch maintenance costs, and online network processing costs. The Company's direct cost of revenues increased by 127%, from approximately $18.0 million in the three months ended October 31, 1996 to approximately $40.9 million in the three months ended October 31, 1997. As a percentage of revenues, these costs increased from 63.6% in the three months ended October 31, 1996 to 74.6% in the three months ended October 31, 1997. The increase in absolute dollars is primarily due to increases in underlying carrier costs as the Company's telecommunications minutes of use, and associated revenue, grew substantially. On a percentage basis, the increase in direct costs reflects the increased percentage that carrier services revenues bears to total revenues. Direct costs related to carrier services revenues are higher than direct costs related to Internet, Internet telephony, prepaid calling cards and call reorigination revenues. The Company expects that direct cost of revenues will continue to increase in both absolute dollar and percentage terms as the Company expands its telecommunications base and adds additional wholesale carrier clients.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs decreased 22%, from approximately $12.6 million in the three months ended October 31, 1996 to approximately $9.8 million in the three months ended October 31, 1997. As a percentage of revenues, these costs decreased from 44.5% in the three months ended October 31, 1996 to 18.0% in the three months ended October 31, 1997. The decrease in these costs in dollar terms and as a percentage of total revenues was due primarily to the shift of focus of the Internet's marketing efforts from aggressive mass marketing to new reseller programs which entail significantly lower selling costs. Additionally, the increase in carrier-to-carrier services revenues relative to overall revenues had the effect of reducing the percentage of selling, general and administrative costs to total revenues, since selling, general and administrative costs related to carrier-to-carrier services revenues are lower on a relative basis. The Company anticipates that selling, general and administrative costs in dollar terms will increase as the Company implements its growth strategy and will increase as a percentage of total revenues due to the growth in its prepaid calling card division, which entails significantly higher selling costs relative to carrier-to-carrier service revenues.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization costs increased 81%, from approximately $963,000 in the three months ended October 31, 1996 to approximately $1,745,000 in the three months ended October 31, 1997. As a percentage of revenues, these costs decreased from 3.4% in the three months ended October 31, 1996 to 3.2% in the three months ended October 31, 1997. These costs increased in absolute terms primarily as a result of the Company's higher fixed asset base during the three months ended October 31, 1997 compared to the three months ended October 31, 1996 due to the Company's efforts to expand its telecommunications network infrastructure, enhance its Internet network and expand its facilities. The Company anticipates that depreciation and amortization costs will continue to increase as the Company continues to implement its growth strategy.

    INCOME (LOSS) FROM OPERATIONS. Income from operations for the telecommunications segment increased to approximately $3.2 million in the three months ended October 31, 1997 from approximately $621,000 in the three months ended October 31, 1996. As a percentage of telecommunication revenues, income from operations for the telecommunications segment increased to 6.7% in the three months ended October 31, 1997 from approximately 3.4% in the three months ended October 31, 1996. The increase both in dollars and as a percentage resulted principally from increased revenue generated by the increase in the Company's client base and the expansion of its operations.

    Loss from operations for the Internet access portion of the Company's business decreased to approximately $1.5 million in the three months ended October 31, 1997 from approximately $3.2 million in the three months ended October 31, 1996. The decreased loss of the Internet access segment is largely due to the refocusing of the Company's marketing efforts from aggressive mass marketing to new reseller programs. Income generated from the operations of the Net2Phone division increased to approximately $647,000 for the three months ended October 31, 1997, compared to a loss of approximately $632,000 for the three months ended October 31, 1996. This change is due to the substantial increase in Net2Phone revenues since the product's introduction to the market in July 1996, and the sale of equipment in the three months ended October 31, 1997.

    INCOME TAXES. The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The Company did not record an income tax benefit in the three months ended October 31, 1996 or 1997, as the realization of available tax losses was not probable.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has satisfied its cash requirements principally through a combination of cash flow from operations, sales of equity securities and borrowings from third parties (including certain of its stockholders). In September 1997, the Company completed a $7.5 million private placement of 3% convertible debentures with a group of institutional investors, which are convertible into shares of the Company's Common Stock. The Company also received approximately $2.7 million on the exercise of stock options in the three months ended October 31, 1997. As of October 31, 1997, the Company had cash and cash equivalents of $13.3 million and working capital of approximately $13.2 million.

    The Company generated cash flow from operating activities of approximately $33,000 during the three months ended October 31, 1997, compared to a negative cash flow from operating activities of approximately $4.8 million during the three months ended October 31, 1996. The improvement in the Company's operating cash flows was primarily due to the increase in net income. Cash flow from operations varies significantly from quarter to quarter, depending upon the timing of operating cash receipts and payments and payment terms of accounts receivable and accounts payable. Accounts and commissions receivable (net of allowances) were approximately $12.6 million and $24.5 million at October 31, 1996 and 1997, respectively. Accounts receivable and accounts payable have increased period to period as the Company's businesses have grown.

    The Company's capital expenditures decreased from approximately $9.0 million in the three months ended October 31, 1996 to approximately $5.7 million in the three months ended October 31, 1997, as the Company significantly curtailed the expansion of its Internet network. Capital expenditures for the three months ended October 31, 1997 primarily consisted of purchases of equipment to support expansion of the Company's domestic and international telecommunications network infrastructure and facilities. The Company financed a large portion of its capital expenditures in the three months ended October 31, 1997 through capital leases. Payments on purchases of fixed assets increased from approximately $4.1 million in the three months ended October 31, 1996 to approximately $4.6 million in the three months ended October 31, 1997. The Company is upgrading and expanding its existing domestic and international telecommunications network.

    The Company experiences intense competition in both its telecommunications and Internet access businesses. If additional competition leads to significant price reductions, cash flows from operations would be materially adversely affected.

    Where appropriate, the Company intends to make strategic acquisitions to increase its telecommunications and Internet customer base. From time to time, the Company evaluates potential acquisitions of companies, technologies, products and customer accounts that complement its business.

    The Company believes that cash on hand, together with cash flow from its operating activities and cash available from its private placement of convertible subordinated debentures and from its existing lines of credit, will be sufficient to fund the Company's existing operations at least through fiscal 1998.

    The Company intends to continue its strategy of rapid growth, primarily through the expansion of its domestic and international networks, as well as by pursuing other growth opportunities, such as acquisitions of complementary entities or businesses. The Company is currently reviewing various alternatives for obtaining additional financing to fund this strategy. The proceeds from any such financings are expected to be used to expand the Company's operations, fund the Company's growth and to enable the Company to undertake additional strategic initiatives. There can be no assurance that the Company will be able to raise additional capital on acceptable terms or at all. If the Company is unable to obtain such additional capital, the Company may have to curtail its expansion of operations, growth and other strategic initiatives, which could adversely affect the Company's business, financial condition and results of operations and its ability to compete.


CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
---------------------------------------------------------

    The statements contained in this Report on Form 10-Q that are not purely historical, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements containing words "believes," "anticipates" "expects" and similar expressions. Forward looking statements include the Company's liquidity, anticipated cash needs and availability, and anticipated expense levels under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward looking statements included in this document are based on information available to the Company on the date of this Report, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those expressed or implied in such forward looking statements. Among the factors that could cause actual results to differ materially are the Company's recent entry into new telecommunications markets and new service offerings, the intense competition in the markets in which the Company operates and the domination of many markets by large industry participants, the Company's dependence on others to support or provide many of its services, technological change and uncertainty, regulatory developments and the Company's ability to manage its anticipated growth. Given these uncertainties, investors are cautioned not to place undue reliance on such statements. Please consult the risk factors set forth in the Company's Annual Report on Form 10-K for the year ended July 31, 1997 as well as those factors listed from time to time in the Company's other reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Incorporated by reference from Part I, Item 1, Financial Statements, Note 4 captioned "Legal Proceedings and Contingencies."

ITEM 2. CHANGES IN SECURITIES

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

                                 EXHIBIT INDEX

EXHIBIT NO.                                              DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------

    3.01(1)    Restated Certificate of Incorporation of the Registrant.

    3.02(1)    By-laws of the Registrant.

    4.01(2)    Form of Debenture between the Registrant, RGC International Investors, LDC, Pangaea Fund Ltd.,
               Special Situations Private Equity Fund, L.P. and Halifax Fund L.P.

    4.02(2)    Securities Purchase Agreement among the Registrant, RGC International Investors, LDC, Pangaea
               Fund Ltd., Special Situations Private Equity Fund, L.P. and Halifax Fund L.P.

    4.03(2)    Registration Rights Agreement among the Registrant, RGC International Investors, LDC, Pangaea
               Fund Ltd., Special Situations Private Equity Fund, L.P. and Halifax Fund L.P.

   10.01(3)    Employment Agreement between the Registrant and Howard S. Jonas

   10.02(3)    Employment Agreement between the Registrant and Howard S. Balter

   10.04(4)    Amended and Restated 1996 Stock Option and Incentive Plan of IDT Corporation.

   10.05(5)    Network Service Provider Agreement between Netscape Communications Corporation and the
               Registrant.

   10.06(3)    Marketing Service and Independent Contractor Services Agreement between Lermer Overseas
               Telecommunications, Inc. and the Registrant.

   10.07(6)    Rebiller Service Agreement between WorldCom, Inc. (formerly LDDS Communications, Inc.) and the
               Registrant.

   10.08(7)    Form of Registration Rights Agreement between certain stockholders and the Company.

   10.09(1)    Lease of 294 State Street.

   10.11(8)    Form of Registration Rights Agreement between Howard S. Jonas and the Registrant.

   10.12(9)    Employment Agreement between the Registrant and James Courter.

   10.13(5)    Access Agreement between PSINet Inc. and the Registrant.

   10.14(5)    Restated Sales Agreement between International Computer Systems, Inc. and the Registrant.

   10.15(4)    Form of Stock Option Agreement under the 1996 Stock Option and Incentive Plan.

   10.19(10)    Warrants (No. 1 and No. 2) for the Purchase of Common Stock between the Registrant and Prime
               Leasing, Inc.

   10.20(10)    Stock Purchase Agreement between the Registrant and Mr. David Turock.

   10.21(11)    Agreement between Mr. Cliff Sobel and the Registrant.

   10.22(10)   Employment Agreement between the Registrant and Mr. Hal Brecher.

   27.01*      Financial Data Schedule.

------------------------
*   filed herewith

(1) incorporated by reference to form S-1 filed February 21, 1996 file No. 333-00204

(2) incorporated by reference to form 8-K filed September 19, 1997

(3) incorporated by reference to form S-1 filed January 9, 1996 file No.
    333-00204

(4) incorporated by reference to form S-8 filed January 14, 1996 file No. 333-19727

(5) incorporated by reference to form 10-K for the fiscal year ended July 31, 1996 filed October 29, as amended November 21, 1996 file No. 000-27898

(6) incorporated by reference to form S-1 filed January 22, 1996 file No. 333-00204

(7) incorporated by reference to form S-1 filed March 8, 1996 file No. 333-00204

(8) incorporated by reference to form S-1 filed December 27, 1996 file No. 333-18901

(9) incorporated by reference to form S-1 filed March 14, 1996 file No.
    333-00204

(10) incorporated by reference to form 10-K for the fiscal year ended July 31, 1997 filed October 29, 1997

(11) incorporated by reference to form 10-K/A for the fiscal year ended July 31, 1997, filed December 4, 1997

    (b) Reports on Form 8-K. A Report on Form 8-K was filed with the Commission on September 19, 1997, relating to the sale of certain Debentures.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         IDT CORPORATION

December 15, 1997                        By: /s/ Howard S. Jonas
----------------                         --------------------------
Date                                     Howard S. Jonas
                                         Chairman of the Board
                                         and Chief Executive Officer
                                         (Principal Executive Officer)

December 15, 1997                        By: /s/ Howard Balter
----------------                         --------------------------
Date                                     Howard Balter
                                         Chief Operating Officer and
                                         Director
                                         (Principal Financial Officer)

December 15, 1997                        By: /s/ Stephen R. Brown
----------------                         --------------------------
Date                                     Stephen R. Brown
                                         Chief Financial Officer
                                         (Principal Accounting Officer)