Form 10-K/A
period 1997-07-31
IDT CORP
filed 1998-02-02
CIK 1005731

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

                                190 MAIN STREET

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

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on December 31, 1997 of $20.25, as reported on the Nasdaq National Market, was approximately $227.7 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of December 31, 1997 the Registrant had outstanding approximately 12,885,812 shares of Common Stock, $.01 par value, and approximately 10,255,909 shares of Class A Common Stock, $.01 par value.

EXPLANATORY NOTE: Part I, Part II, Part III and the Financial Statements set forth in Item 14 of Part IV of this Form 10-K have been intentionally omitted because this Amendment No. 2 does not effect any changes to such items. The purpose of this filing is to update the Exhibits set forth in Item 14 of Part IV.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this Report:

1. Financial Statements.

2. Financial Statement Schedules.

  SCHEDULE NO.                   DESCRIPTION
-----------------  ---------------------------------------
           I.            Valuation and Qualifying Accounts

3. Exhibits.

  EXHIBIT
    NO.      DESCRIPTION
  --------   --------------------------------------------------------------------------------
   3.01(1)   Restated Certificate of Incorporation of the Registrant.
   3.02(1)   By-laws of the Registrant.
   4.01(2)   Specimen Certificates for shares of the Registrant's Common Stock and Class A
               Stock.
   4.02(1)   Description of Capital Stock (contained in the Certificate of Incorporation of the Registrant, filed as Exhibit 3.01).
  10.01(3)   Employment Agreement between the Registrant and Howard S. Jonas.
  10.02(3)   Employment Agreement between the Registrant and Howard S. Balter.
  10.03(4)   Amended and Restated 1996 Stock Option and Incentive Plan of IDT Corporation.
  10.04(4)   Form of Stock Option Agreement under the 1996 Stock Option and Incentive Plan.
  10.05(5)   Network Service Provider Agreement between Netscape Communications Corporation and the Registrant.
  10.06(2)   Form of Registration Rights Agreement between the Company's Stockholders and the
               Company.
  10.07(1)   Lease of 294 State Street.
  10.08*     Lease of 190 Main Street.
  10.09(6)   Form of Registration Rights Agreement between Howard S. Jonas and the
               Registrant.
  10.10(7)   Employment Agreement between the Registrant and James Courter.
  10.11(5)   Restated Sales Agreement between International Computer Systems, Inc. and the
               Registrant.
  10.12(5)   Restated Consultant and Customer Support Agreement between the Registrant and
               International Computer Systems, Inc.
  10.13(8)   Form of Debenture between the Registrant, RGC International Investors, LDC,
               Pangaea Fund Ltd., Special Situations Private Equity Fund, L.P. and Halifax
               Fund L.P.
  10.14(8)   Securities Purchase Agreement among the Registrant, RGC International Investors,
               LDC, Pangaea Fund Ltd., Special Situations Private Equity Fund, L.P. and
               Halifax Fund L.P.
  10.15(8)   Registration Rights Agreement among the Registrant, RGC International Investors,
               LDC, Pangaea Fund Ltd., Special Situations Private Equity Fund, L.P. and
               Halifax Fund L.P.

  EXHIBIT
    NO.      DESCRIPTION
  --------   --------------------------------------------------------------------------------
  10.16-     Warrants (No. 1 and No. 2) for the Purchase of Common Stock between the
               Registrant and Prime Leasing, Inc.
  10.17-     Stock Purchase Agreement between the Registrant and Mr. David Turock.
  10.18-     Agreement between the Registrant and Mr. Clifford M. Sobel.
  10.19*     Employment Agreement between the Registrant and Mr. David Turock.
  10.20*     Loan and Security Agreement between the Registrant and Transamerica Business
               Credit Corporation.
  10.21*     Revolving Credit Note issued by the Registrant to Transamerica Business Credit
               Corporation.
  10.22*     Security Agreement executed by certain subsidiaries of the Registrant in favor of Transamerica Business Credit Corporation.
  10.23*     Guaranty executed by certain subsidiaries of the Registrant in favor of
               Transamerica Business Credit Corporation.
  10.24-     Employment Agreement between the Registrant and Mr. Hal Brecher.
  21.01*     Subsidiaries of the Registrant.
  23.01-     Consent of Ernst & Young LLP.
  27.01-     Financial Data Schedule.

------------------------

        *  filed herewith
        -  previously filed
      (1)  incorporated by reference to Form S-1 filed February 21, 1996, file No. 333-00204
      (2)  incorporated by reference to Form S-1 filed March 8, 1996, file No. 333-00204
      (3)  incorporated by reference to Form S-1 filed January 9, 1996, file No. 333-00204
      (4)  incorporated by reference to Form S-8 filed January 14, 1996, file No. 333-19727
      (5)  incorporated by reference to Form 10-K/A for the fiscal year ended July 31, 1996 filed November 21, 1996
      (6)  incorporated by reference to Form S-1 filed March 14, 1996, file No. 333-00204
      (7)  incorporated by reference to Form S-1 filed December 27, 1996, file No. 333-18901
      (8)  incorporated by reference to Form 8-K filed September 19, 1997

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

                                IDT CORPORATION

                                By:             /s/ HOWARD S. JONAS
                                     -----------------------------------------
                                                  Howard S. Jonas
                                         Chairman, Chief Executive Officer
                                                   and Treasurer
                                Date: February 2, 1998