Form 10-Q
period 1998-01-31
IDT CORP
filed 1998-03-17
CIK 1005731

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
           Act of 1934 for the Quarterly Period Ended January 31, 1998

                                         or

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                                Exchange Act Of 1934

                          Commission file number:  0-27898
                                                  --------

                                  IDT Corporation
               (Exact Name of Registrant as Specified in its Charter)

       Delaware                                   22-3415036
       --------                                   ----------
     (State or Other Jurisdiction of            (I.R.S. Employer
      Incorporation or Organization)           Identification No.)

     190 Main Street, Hackensack, New Jersey        07601
     ---------------------------------------        -----
   (Address of Principal Executive Office)        (Zip Code)

                                   (201) 928-1000
                (Registrant's Telephone Number, Including Area Code)

                                   Not Applicable
                                   --------------
    (Former Name, Former Address, and Former Fiscal Year, if Changed Since Last
                                      Report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
     days. Yes  X   No
               ---     ---

     Common Stock, $.01 par value -- 13,963,877 shares as of March 13, 1998 Class A Common Stock, $.01 par value -- 10,230,868 shares as of March 13, 1998
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                                  IDT CORPORATION

                                 TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets as of July 31, 1997,
             January 31, 1998 and Pro Forma as of January 31, 1998...........  3

           Condensed Consolidated Statements of Operations for the six and
             three months ended January 31, 1997 and 1998....................  4

           Condensed Consolidated Statement of Stockholders' Equity for
             the six months ended January 31, 1998...........................  5

           Condensed Consolidated Statements of Cash Flows for the six
             months ended January 31, 1997 and 1998..........................  6

           Notes to Condensed Consolidated Financial Statements..............  7

           Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................ 10

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings................................................. 17

  Item 2.  Changes in Securities............................................. 17

  Item 3.  Defaults upon Senior Securities................................... 17

  Item 4.  Submission of Matters to a Vote of Security Holders............... 17

  Item 5.  Other Information................................................. 17

  Item 6.  Exhibits and Reports on Form 8-K.................................. 17

  Signatures................................................................. 20

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  IDT CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEETS




                                    January 31, 1998    January 31, 1998      July 31, 1997
                                    ----------------    ----------------      -------------
ASSETS                                (Pro Forma*)        (Unaudited)           (Note 1)
                                      (Unaudited)

Current assets

 Cash and cash equivalents            $209,335,358        $  8,641,358        $  7,674,313
 Accounts receivable, net               31,794,759          31,794,759          17,128,890
 Notes receivable                          479,660             479,660           1,291,403
 Other current assets                    4,975,009           4,975,008           2,922,750
                                      ------------        ------------        ------------
  Total current assets                 246,584,786          45,890,785          29,017,356

 Property and equipment, net            34,843,057          34,843,057          25,725,805
 Goodwill, net                           6,369,685           6,369,685           1,357,606
 Other assets                            6,465,944           3,240,506           2,436,334
                                      ------------         -----------        ------------
  Total assets                        $294,263,472        $ 90,344,033        $ 58,537,101
                                      ============        ============        ============

LIABILITIES AND
 STOCKHOLDERS' EQUITY

Current liabilities
Trade accounts payable                $ 23,970,563        $ 23,320,563        $ 16,957,656
Accrued expenses                           899,789             599,789             721,142
Deferred revenue                         2,504,047           2,504,047           2,442,848
Notes payable - current portion          1,730,138           1,730,138           1,880,939
Capital lease obligations -
  current portion                        2,936,760           2,936,760           1,531,971
Other current liabilities                  142,000             142,000             595,951
                                      ------------        ------------        ------------
Total current liabilities               32,183,297          31,233,297          24,130,507

Notes Payable - long-term
  portion                                5,580,823           5,580,823           5,241,088
Capital Lease Obligation -
  long-term portion                      5,554,632           5,554,632           3,906,362
Convertible Debentures                   7,500,000           7,500,000             ---
Senior Notes Payable                   100,000,000             ---                 ---
                                      ------------        ------------        ------------
  Total liabilities                     50,818,752          49,868,752          33,277,957

Minority Interest                          100,000             100,000             ---

Stockholders' equity
  Preferred stock, $.01 par
   value; authorized shares -
    10,000,000; no shares issued           ---                 ---                 ---
  Common stock, $.01 par value;
   authorized shares -
    100,000,000; 18,821,286,
     13,502,536 and 10,636,000
      shares issued and outstanding        188,213             135,025             106,360
  Class A stock, $.01 par value;
   authorized shares - 35,000,000;
    10,255,868, 10,255,868 and
     11,174,330 shares issued and
      outstanding                          102,558             102,558             111,743
  Additional paid in capital           159,886,722          56,970,471          46,990,388
  Accumulated deficit                  (16,832,773)        (16,832,773)        (21,949,347)
                                      ------------        ------------        ------------
   Total stockholders' equity          143,344,720          40,375,281          25,259,144
                                      ------------        ------------        ------------
  Total liabilities and
   stockholders' equity               $294,263,472        $ 90,344,033        $ 58,537,101
                                      ============        ============        ============


* Pro Forma balance sheet gives effect to the Equity Offering and the Debt Offering (each as defined herein) and the related exercise of certain stock options (after deducting underwriting discounts, commissions and estimated offering expenses), as if such offerings had closed on January 31, 1998.


               See notes to condensed consolidated financial statements.

                                IDT CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                  Six Months Ended                   Three Months Ended
                                                  ----------------                   ------------------
                                          Jan. 31, 1998     Jan. 31, 1997     Jan. 31, 1998      Jan. 31, 1997
                                          -------------     -------------     -------------      -------------

REVENUES                                   $125,703,766       $59,722,537     $ 70,952,788         $31,404,866

Costs and expenses:
  Direct cost of revenues                    92,309,811        38,874,502       51,448,794          20,861,701
  Selling, general and administrative        23,706,415        23,842,947       13,871,468          11,245,268
  Depreciation and amortization               3,787,573         2,046,655        2,042,439           1,083,222
                                           ------------       -----------      -----------         -----------
  TOTAL COSTS AND EXPENSES                  119,803,799        64,764,104       67,362,701          33,190,191
                                           ------------       -----------      -----------         -----------

Loss from operations                          5,899,967        (5,041,567)       3,590,087          (1,785,325)

Interest and other, net                        (783,393)          104,298         (436,458)            (45,301)
                                           ------------       -----------      -----------         -----------
  NET INCOME (loss)                        $  5,116,574       $(4,937,269)     $ 3,153,629         $(1,830,626)
                                           ============       ===========      ===========         ===========

Net income (loss) per share - basic        $       0.23       $     (0.24)     $      0.14         $     (0.09)
                                           ============       ===========      ===========         ===========

Weighted average number of
  shares used in calculation of
  earnings per share - basic                 22,638,022        20,857,288       23,330,274          20,873,347
                                           ============       ===========      ===========         ===========



Net Income (loss) per-share - diluted      $       0.20       $     (0.24)     $      0.12         $     (0.09)
                                           ============       ===========      ===========         ===========


Weighted average number of
  shares used in calculation of
  earnings per share - diluted               26,087,362        20,857,288       27,053,511          20,873,347
                                           ============       ===========      ===========         ===========


               See notes to condensed consolidated financial statements.

                                IDT CORPORATION

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)


                                               COMMON STOCK                 CLASS A STOCK            Additional        Accumulated
                                          Shares          Amount        Shares           Amount     Paid-in Capital       Deficit
                                          ------          ------        ------           ------     ---------------       -------
Balance at July 31, 1997                10,636,000       $106,360     11,174,330       $111,743        $46,990,388    $(21,949,347)

  Exercise of options                    1,177,093         11,770                                        2,870,508

  Conversion of Class A to Common          918,462          9,185       (918,462)        (9,185)

  Purchase of business                     625,000          6,250                                        5,078,125

  Conversion of note payable               145,981          1,460                                        2,031,450

  Net income for the six months ended
January 31, 1998                                                                                                         5,116,574
                                        ----------       --------     ----------       --------        -----------    ------------

Balance at January 31, 1998             13,502,536       $135,025     10,225,868       $102,558        $56,970,471    $(16,832,773)
                                        ==========       ========     ==========       ========        ===========    ============



                See notes to condensed consolidated financial statements.

                                IDT CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                    Six months ended January 31,


                                                            1998           1997
                                                            ----           ----
Cash used in operating activities                    $(2,929,195)   $(7,181,770)

INVESTING ACTIVITIES
Payment for purchase of Yovelle, net of cash
 acquired                                                 --            376,843
Purchase of short-term investments                        --         (1,254,902)
Payment for the purchase of ICS assets                    --         (2,250,000)
Receipt of payments on advance                           811,743      1,832,458
Purchase of property and equipment                    (8,794,519)    (7,317,406)
                                                      ----------     ----------

Net cash used in investing activities                 (7,982,776)    (8,613,007)

FINANCING ACTIVITIES
Proceeds from Convertible Debentures                   7,500,000         --
Proceeds from loans payable                            3,093,294      6,750,000
Repayment of capital lease obligations                  (825,108)       (86,247)
Repayment of loans payable                              (871,449)      (394,893)
Proceeds from exercise of stock options                2,882,279        924,554
Proceeds from exercise of Net2Phone option               100,000         --
Advances from stockholder                                 --          1,000,000
                                                      ----------     ----------


Net cash provided by financing activities             11,879,016      8,193,414
                                                      ----------     ----------

Net increase (decrease) in cash and cash
 equivalents                                             967,045     (7,601,363)

Cash and cash equivalents, beginning of period         7,674,313     14,893,756
                                                      ----------     ----------

Cash and cash equivalents, end of period              $8,641,358     $7,292,393
                                                      ==========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                         $1,048,462       $231,160
Income taxes paid                                         --             --


                See notes to condensed consolidated financial statements.

                                  IDT CORPORATION

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of IDT Corporation and Subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three months ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ending July 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 1997, as filed with the Securities and Exchange Commission.

NOTE 2 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                        January 31, 1998         July 31, 1997
                                        ----------------         -------------

Equipment                                    $35,482,890           $24,945,687

Computer software                              6,087,160             4,618,931

Leasehold improvements                         1,463,366             1,115,822

Furniture and fixtures                         1,672,265             1,365,140

Building                                         117,147               109,525
                                             -----------           -----------
                                              44,822,828            32,155,105

Less: Accumulated depreciation
  and amortization                            (9,979,771)           (6,429,300)
                                             -----------           -----------
                                             $34,843,057           $25,725,805
                                             ===========           ===========


NOTE 3 - LOANS PAYABLE, CAPITAL LEASE OBLIGATIONS AND CONVERTIBLE DEBENTURES

         During the six months ended January 31, 1998, the Company borrowed approximately $3.1 million. These borrowings are represented by interest bearing notes collateralized by certain equipment or other assets owned by the Company, and have terms ranging from forty-eight to sixty months.

         The Company also entered into various capital lease arrangements during the six months ended January 31, 1998 to acquire computer and communications related equipment totaling approximately $3.9 million, with terms ranging from thirty-six months to sixty months. These lease arrangements are collaterized by the equipment.

         In September 1997, the Company entered into a Securities Purchase Agreement (the "Agreement") with a group of institutional investors (the "Investors") pursuant to which the Investors purchased Convertible Debentures in the aggregate principal amount of $7.5 million (the "Debentures"). The Debentures bear an interest at the rate of 3.0% per annum.

         The principal amount and all unpaid accrued interest on the Debentures are convertible into the Company's Common Stock at the option of the Investors at a conversion price equal to the lower of $15.16 per share or the lowest closing price of the Company's Common Stock on Nasdaq on any one trading day during the twelve consecutive trading day period preceding the date that notice of conversion is given to the Company. Any principal amount or unpaid accrued interest outstanding on September 5, 2000 will be automatically converted into shares of the Company's Common Stock.

NOTE 4 - LEGAL PROCEEDINGS

         On December 29, 1995, Surfers Unlimited, L.L.C. filed a breach of contract action in the New Jersey Superior Court, Bergen County. The suit names a subsidiary of the Company as defendant and seeks restitutional and consequential damages in an unspecified amount for interference with prospective business advantages, breach of contract and improper use of confidential and proprietary information. Howard S. Jonas, the Chairman and Chief Executive Officer of the Company, has also been named as a defendant in the action. The suit is currently in the discovery phase, and a tentative trial date has been set for May 1998.

         In January 1997, six former employees alleging employment discrimination commenced a suit in New Jersey Superior Court, Bergen County. Howard S. Jonas, the Chairman and Chief Executive Officer of the Company has also been named a defendant in the action. The action claims that the Company has made hiring and promotion decisions based upon the religious backgrounds of the relevant individuals. The complaint seeks compensatory and punitive damages in an unspecified amount and also seeks statutory multiples of damages. The case is currently in the discovery stage. The previously set trial date of March 17, 1998 has been adjourned, and a status conference has been scheduled for July 14, 1998.

         In June 1997, an uncertified class-action suit seeking compensatory damages in an unspecified amount was brought against the Company in New York Supreme Court, New York County. The suit concerns advertisements that are no longer used by the Company, and advertising practices that were voluntarily terminated by the Company following a prior investigation of the Company by the Attorneys General of several states. The case is currently in preliminary stages of discovery.

         In September 1997, DigiTEC 2000, Inc. ("DigiTEC") filed a complaint (subsequently amended) in New York Supreme Court, New York County against the Company alleging that in connection with its sale of prepaid calling cards, the Company engaged in unfair competition and tortiously interfered with an exclusive business relationship between DigiTEC and two co-defendants, CG Com, Inc. and Mr. Carlos Gomez. The complaint seeks compensatory and consequential damages in an unspecified amount of not less than $50 million and also seeks an unspecified amount of punitive damages. The complaint also alleges that CG Com, Inc. and Mr. Gomez owe DigiTEC more than $500,000. In November 1997, the Court denied DigiTEC's motion for a preliminary injunction to bar CG Com, Inc. and Mr. Gomez from distributing IDT's calling cards. The case is currently in preliminary stages of discovery.

         The Company filed a lawsuit against Mr. Glen Miller in August 1997 in the New Jersey Supreme Court, Bergen County. The action was based upon various matters arising out of Mr. Miller's employment with IDT. Mr. Miller answered the complaint and filed a counterclaim against IDT seeking compensatory and punitive damages for breach of his employment contract and breach of the covenant of good faith and fair dealing. Mr. Miller alleges that the Company breached his employment agreement by failing to compensate him as contemplated by his employment agreement, including by failing to deliver to him 20,000 shares of the Company's Common Stock. Mr. Miller also filed a third-party complaint against Howard Balter, the Chief Operating Officer of IDT, and Jonathan Rand, IDT's former director of Human Resources, for fraudulent conduct and misrepresentation. The Company filed its answer to Mr. Miller's counterclaim in December 1997. In January 1998, the Court partially granted Mr. Miller's motion for summary judgment, awarding him severance pay in the amount of approximately $50,000. The Company has filed a motion for leave to appeal with respect to this award, and the Court granted a stay on the payment while this motion is pending.

         The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. Although there can be no assurances in this regard, in the opinion of the Company's management, such proceedings, as well as aforementioned actions, will not have a material adverse effect on results of operations or the financial condition of the Company.

NOTE 5 - PURCHASE OF ROCK ASSOCIATES

         In November 1997, the Company finalized its purchase of all of the issued and outstanding capital stock of Rock Enterprises, Inc., a telecom engineering firm owned by an officer of the Company, in exchange for 625,000 shares of the Company's Common Stock, of which 312,500 shares were issued at closing. The remaining shares will be issued over several years. The acquisition was accounted for using the purchase method of accounting for business combinations and substantially all of the purchase price was allocated to goodwill.

NOTE 6 - SUBSEQUENT EVENTS

         The Company completed a public offering of 5,318,750 shares of Common Stock in February 1998, 5,093,750 shares of which were sold by the Company and 225,000 shares of which were sold by certain stockholders of the Company (the "Equity Offering"). The net proceeds to the Company from the Equity Offering were approximately $119.7 million, after deducting underwriting discounts and commissions and estimated offering expenses paid or payable by the Company and after adding the proceeds from the exercise of stock options exercised by certain selling stockholders. In addition, the Company also completed in February 1998 a private placement (the "Debt Offering") of $100 million aggregate principal amount of 8 3/4% Senior Notes due 2006, of which the Company received net proceeds of approximately $96.5 million. The Company intends to use the net proceeds from the Equity Offering and the Debt Offering for the expansion of its international and domestic telecommunications networks, product development, expansion of its sales and marketing activities, and working capital and other general corporate purposes, including potential acquisitions.

         In February 1998, the Company lent $7.5 million to Executive Telecard, an international communications service company and announced a strategic agreement to leverage their respective contacts with carriers and PTTs to develop relationships with telecommunications companies worldwide. The Company also received warrants to purchase 500,000 shares of common stock of Executive Telecard.

ITEM 2.
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the accompanying condensed consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company contained in the Company's Annual Report on Form 10-K for the year ended July 31, 1997, as amended, as filed with the Securities and Exchange Commission.

OVERVIEW

         IDT is a leading emerging multinational carrier that combines its position as an international telecommunications operator, its experience as an Internet service provider and its leading position in Internet telephony to provide a broad range of telecommunications services to its wholesale and retail customers worldwide. The Company provides its customers with integrated and competitively priced international and domestic long distance, Internet access and, through its Net2Phone product offerings, Internet telephony services. IDT delivers these services over a high-quality network consisting of 14 switches in the U.S. and Europe and owned and leased transmission capacity on 11 undersea fiber optic cables, together with resale capacity obtained from other carriers. The Company terminates its international traffic worldwide pursuant to resale arrangements with domestic carriers and through terminating agreements with 17 PTTs and competitive foreign carriers. In addition, IDT maintains a domestic Internet backbone to support both its traditional Internet access service as well as its Internet telephony services.

         Revenues from the Company's telecommunications operations are derived primarily from the following activities: (i) wholesale carrier services to other long distance carriers; (ii) prepaid calling cards; (iii) international retail long distance services to individuals and businesses worldwide (primarily provided through call reorigination services); and (iv) domestic long distance services to individuals and businesses. Revenues from the Company's Internet operations are derived primarily from providing Internet access services to individuals and businesses. The Company's Net2Phone revenues are derived from the marketing of Net2Phone and Net2Phone Direct services and equipment to individuals, businesses and the Company's foreign partners.

         Direct cost of revenues for the Company's telecommunications services include costs associated with the transmission and termination of international and domestic long distance services. Historically, this expense has primarily been variable, based upon minutes of use, and consists mainly of payments to other long distance carriers and, to a lesser extent, customer/carrier interconnect charges, leased fiber circuit charges and switch facility costs. The direct cost of revenues for Internet access and Net2Phone services consists primarily of leased circuit and network costs and local access costs. Direct cost of revenues for Internet services also include fees paid to the Company's Alliance Partners.

         Selling expenses consist primarily of sales commissions paid to independent agents and internal salespersons, which are the primary cost associated with the acquisition of customers. General and administrative expenses include salaries, benefits, bad debt expenses and other corporate overhead costs. These costs have increased in recent fiscal years due to the development and expansion of the Company's operations and corporate infrastructure.

SIX MONTHS ENDED JANUARY 31, 1998 COMPARED TO SIX MONTHS ENDED JANUARY 31, 1997

RESULTS OF OPERATIONS

         REVENUES. Revenues increased 110.6% from approximately $59.7 million for the six months ended January 31, 1997 to approximately $125.7 million for the six months ended January 31, 1998. Revenues from the Company's telecommunications operations increased 177.3% from approximately $40.0 million for the six months ended January 31, 1997 to approximately $110.9 million for the six months ended January 31, 1998. Revenues from the Company's Internet operations decreased 47.7% from approximately $19.2 million for the six months ended January 31, 1997 to approximately $10.0 million for the six months ended January 31, 1998, reflecting the Company's decision to deemphasize its activities in this area. Internet telephony revenues increased 919.1% from approximately $472,000 for the six months ended January 31, 1997 to approximately $4.8 million for the six months ended January 31, 1998.

         Telecommunications revenues increased 177.3%, primarily as a result of a 220.1% increase in minutes of use, from approximately 84.9 million to approximately 271.9 million, offset in part by a decline in revenue per minute from $0.44 to $0.42. Telecommunications minutes increased primarily due to the addition of wholesale carrier service clients, increased usage by existing clients, and increased marketing of the Company's prepaid calling cards. The offsetting decline in revenue per minute resulted from variations in the mix of telecommunications revenue. The addition of wholesale carrier services clients and the increased use by existing clients resulted in an increase in wholesale carrier services revenues of 226.6%, from approximately $22.7 million for the six months ended January 31, 1997 to approximately $74.1 million for the six months ended January 31, 1998. As a percentage of telecommunications revenues, wholesale carrier service revenues increased from approximately 56.7% to 66.8%. Revenues from the Company's prepaid calling card business, which the Company began to market in January 1997, increased from approximately $170,000 for the six months ended January 31, 1997 to approximately $23.4 million for the six months ended January 31, 1998. As a percentage of telecommunications revenues, prepaid calling card revenues increased from 0.4% to 21.1%. As a percentage of telecommunications revenues, international retail services revenues decreased form 36.0% to 9.8%.

         As a percentage of total revenues, Internet access revenues decreased from approximately 32.2% for the six months ended January 31, 1997 to approximately 8.0% for the six months ended January 31, 1998. This decrease was due to the substantial increase in telecommunications revenues as a percentage of total revenues, as well as a dollar decrease in Internet access revenues due to a decrease in total dial-up subscribers.

         Internet telephony revenues as a percentage of total revenues increased from 0.8% for the six months ended January 31, 1997 to 3.8% for the six months ended January 31, 1998. The increase in Internet telephony revenues was primarily due to an increase in billed-minute usage, and the sale of $1.5 million of equipment during the six months ended January 31, 1998.

         DIRECT COST OF REVENUES. The Company's direct cost of revenues increased by 137.5%, from approximately $38.9 million in the six months ended January 31, 1997 to approximately $92.3 million in the six months ended January 31, 1998. As a percentage of total revenues, these costs increased from 65.1% in the six months ended January 31, 1997 to 73.4% in the six months ended January 31, 1998. The dollar increase is primarily due to increases in underlying carrier costs, because the Company's telecommunications minutes of use, and associated revenue, grew substantially. As a percentage of total revenues, the increase in direct costs reflects lower gross margins associated with wholesale carrier services as compared with international retail and Internet access services.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs decreased 0.6% from approximately $23.8 million in the six months ended January 31, 1997 to approximately $23.7 million in the six months ended January 31, 1998. As a percentage of total revenues, these costs decreased from 39.9% in the six months ended January 31, 1996 to 18.9% in the six months ended January 31, 1998. The decrease in these costs in dollar terms and as a percentage of total revenues was due primarily to the shift of focus of the Company's Internet access marketing efforts from aggressive mass marketing to new reseller programs and the increase in wholesale carrier services revenues relative to total revenues.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization costs increased 85.1% from approximately $2.0 million in the six months ended January 31, 1997 to approximately $3.8 million in the six months ended January 31, 1998. As a percentage of revenues, these costs decreased from 3.4% in the six months ended January 31, 1997 to 3.0% in the six months ended January 31, 1998. These costs increased in absolute terms primarily as a result of the Company's higher fixed asset base during the six months ended January 31, 1998 as compared with the six months ended January 31,1997 due to the Company's efforts to expand its telecommunications network infrastructure, enhance its Internet network and expand its facilities. The Company anticipates that depreciation and amortization costs will continue to increase as the Company continues to implement its growth strategy.

         INCOME (LOSS) FROM OPERATIONS. Income from operations for the Company's telecommunications business increased to approximately $7.9 million in the six months ended January 31, 1998 from $2.1 million in the six months ended January 31, 1997. As a percentage of telecommunication revenues, income from operations for the telecommunications business increased to 7.2% in the six months ended January 31, 1998 from approximately 5.2% in the six months ended January 31, 1997.

         Loss from operations for the Internet access segment of the Company's business decreased to approximately $3.0 million in the six months ended January 31, 1998 from approximately $6.1 million in the six months ended January 31, 1997. The decreased loss of the Internet access segment is largely due to the refocusing of the Company's marketing efforts from aggressive mass marketing to new reseller programs. Income generated from the operations of the Net2Phone division increased to approximately $927,000 for the six months ended January 31, 1998, compared to a loss of approximately $1.0 million for the six months ended January 31, 1997. This change is due to the substantial increase in Net2Phone revenues since the product's introduction to the market in July 1996, and the sale of equipment in the six months ended January 31, 1998.

         INCOME TAXES. The Company did not record an income tax benefit in the six months ended January 31, 1997 because the realization of available net operating loss ("NOL") carryforwards was not probable. In the six months ended January 31, 1998 the Company did not recognize income tax expense as a result of the utilization of NOL carryforwards. As of July 31, 1997, the Company had federal carryforwards of approximately $21.0 million. The amount of these NOL carryforwards that can be used in any given year may be limited in the event of certain changes in the ownership of the Company. The Company does not believe that prior ownership changes will significantly limit its ability to use its NOL carryforwards.

THREE MONTHS ENDED JANUARY 31, 1998 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1997


RESULTS OF OPERATIONS

         REVENUES. Revenues increased 125.9% from approximately $31.4 million for the three months ended January 31, 1997 to approximately $71.0 million for the three months ended January 31, 1998. Revenues from the Company's telecommunications operations increased 187.4% from approximately $21.9 million for the three months ended January 31, 1997 to approximately $63.0 million for the three months ended January 31, 1998. Revenues from the Company's Internet operations decreased 42.8% from approximately $9.1 million for the three months ended January 31, 1997 to approximately $5.2 million for the three months ended January 31, 1998, reflecting the Company's decision to deemphasize its activities in this area. Internet telephony revenues increased 590.7% from approximately $392,000 for the three months ended January 31, 1997 to approximately $2.7 million for the three months ended January 31, 1998.

         Telecommunications revenues increased 187.4%, primarily as a result of a 249.3% increase in minutes of use, from approximately 45.9 million to approximately 160.4 million, offset in part by a decline in revenue per minute from $0.46 to $0.39. Telecommunications minutes increased primarily due to the addition of wholesale carrier service clients, increased usage by existing clients, and increased marketing of the Company's prepaid calling cards. The offsetting decline in revenue per minute resulted from variations in the mix of telecommunications revenue. The addition of wholesale carrier services clients and the increased use by existing clients resulted in an increase in wholesale carrier services revenues of 195.3% from approximately $13.0 million for the three months ended January 31, 1997 to approximately $38.3 million for the three months ended January 31, 1998. As a percentage of telecommunications revenues, wholesale carrier service revenues increased from approximately 59.1% to 60.7%. Revenues from the Company's prepaid calling card business, which the Company began to market in January 1997, increased from approximately $148,000 for the three months ended January 31, 1997 to approximately $18.1 million for the three months ended January 31, 1998. As a percentage of telecommunications revenues, prepaid calling card revenues increased from 0.7% to 28.7%. As a percentage of telecommunications revenues, international retail services revenues decreased from 33.5% to 8.5%.

         As a percentage of total revenues, Internet access revenues decreased from approximately 28.9% for the three months ended January 31, 1997 to approximately 7.3% for the three months ended January 31, 1998. This decrease was due to the substantial increase in telecommunications revenues as a percentage of total revenues, as well as a dollar decrease in Internet access revenues due to a decrease in total dial-up subscribers.

         Internet telephony revenues as a percentage of total revenues increased from 1.2% for the three months ended January 31, 1997 to 3.8% for the three months ended January 31, 1998. The increase in Internet telephony revenues was primarily due to an increase in billed-minute usage, and the sale of approximately $750,000 of equipment during the three months ended January 31, 1998.

         DIRECT COST OF REVENUES. The Company's direct cost of revenues increased by 146.6%, from approximately $20.9 million in the three months ended January 31, 1997 to approximately $51.4 million in the three months ended January 31, 1998. As a percentage of total revenues, these costs increased from 66.4% in the three months ended January 31, 1997 to 72.5% in the three months ended January 31, 1998. The dollar increase is primarily due to increases in underlying carrier costs, because the Company's telecommunications minutes of use, and associated revenue, grew substantially. As a percentage of total revenues, the increase in direct costs reflects lower gross margins associated with wholesale carrier services as compared with international retail and Internet access services.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs increased 23.3% from approximately $11.2 million in the three months ended January 31, 1997 to approximately $13.8 million in the three months ended January 31, 1998. As a percentage of total revenues, these costs decreased from 35.8% in the three months ended January 31, 1997 to 19.5% in the three months ended January 31, 1998. The decrease in these costs as a percentage of total revenues was due primarily to the shift of focus of the Company's Internet access marketing efforts from aggressive mass marketing to new reseller programs and the increase in wholesale carrier services revenues relative to total revenues. The increase in these costs in dollar terms was due primarily to the selling costs associated with the marketing and distribution of the Company's prepaid calling cards.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization costs increased 88.7% from approximately $1.1 million in the three months ended January 31, 1997 to approximately $2.0 million in the three months ended January 31, 1998. As a percentage of revenues, these costs decreased from 3.4% in the three months ended January 31, 1997 to 2.9% in the three months ended January 31, 1998. These costs increased in absolute terms primarily as a result of the Company's higher fixed asset base during the three months ended January 31, 1998 as compared with the three months ended January 31,1997 due to the Company's efforts to expand its telecommunications network infrastructure, enhance its Internet network and expand its facilities. The Company anticipates that depreciation and amortization costs will continue to increase as the Company continues to implement its growth strategy.

         INCOME (LOSS) FROM OPERATIONS. Income from operations for the Company's telecommunications business increased to approximately $4.8 million in the three months ended January 31, 1998 from $1.5 million in the three months ended January 31, 1997. As a percentage of telecommunication revenues, income from operations for the Company's telecommunications business increased to 7.5% in the three months ended January 31, 1998 from approximately 6.7% in the six months ended January 31, 1997.

         Net loss from operations for the Internet access segment of the Company's business decreased to approximately $1.4 million in the three months ended January 31, 1998 from approximately $2.8 million in the three months ended January 31, 1997. The decreased loss of the Internet access segment is largely due to the refocusing of the Company's marketing efforts from aggressive mass marketing to new reseller programs. Income generated from the operations of the Net2Phone division increased to approximately $280,000 for the three months ended January 31, 1998, compared to a loss of approximately $407,000 for the three months ended January 31, 1997. This change is due to the substantial increase in Net2Phone revenues since the product's introduction to the market in July 1996, and the sale of equipment in the three months ended January 31, 1998.

         INCOME TAXES. The Company did not record an income tax benefit in the three months ended January 31, 1997 because the realization of available net operating loss ("NOL") carryforwards was not probable. In the three months ended January 31, 1998 the Company did not recognize income tax expense as a result of the utilization of NOL carryforwards. As of July 31, 1997, the Company had federal carryforwards of approximately $21.0 million. The amount of these NOL carryforwards that can be used in any given year may be limited in the event of certain changes in the ownership of the Company. The Company does not believe that prior ownership changes will significantly limit its ability to use its NOL carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has satisfied its cash requirements through a combination of cash flow from operating activities, sales of equity securities and borrowings from third parties (including borrowings from certain of its stockholders and under certain credit facilities). In September 1997, the Company completed a $7.5 million private placement of 3.0% convertible debentures with a group of institutional investors. The debentures are convertible into shares of the Company's Common Stock. In December 1997, the Company obtained a $10.0 million line of credit from Transamerica Technology Finance, a subsidiary of Transamerica Corporation, which is guaranteed by certain of the Company's subsidiaries, and is secured by the Company's carrier receivables and certain other assets. The Company also received approximately $2.9 million upon the exercise of stock options in the six months ended January 31, 1998. As of January 31, 1998, the Company had cash and cash equivalents of $8.6 million and working capital of approximately $14.7 million. In February 1998, the Company completed the Equity Offering, raising net proceeds of $119.7 million, after deducting underwriting discounts and commissions and offering expenses paid or payable by the Company, and after adding proceeds from the exercise of stock options by certain selling stockholders. In February 1998, the Company completed a private placement of $100.0 million aggregate principal amount of 8 3/4% Senior Notes (the "Debt Offering"), in connection with which the Company received net proceeds of approximately $96.5 million. As of January 31, 1998, on a pro forma basis after giving effect to the Equity Offering, the Company had cash and cash equivalents of $209.3 million and working capital of approximately $214.4 million.

         The Company generated negative cash flow from operating activities of approximately $2.9 million during the six months ended January 31, 1998, compared with negative cash flow from operating activities of approximately $7.2 million during the six months ended January 31, 1997. The improvement in cash flow from operating activities from the six months ended January 31, 1998 to the six months ended January 31, 1997 was primarily due to the decrease in the Company's net loss. Cash flow from operations varied significantly from quarter to quarter, depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable. Accounts receivable (net of allowances) were approximately $17.1 million and $31.8 million at January 31, 1997 and 1998, respectively. Accounts receivable, accounts payable and accrued expenses have increased from period to period as the Company's businesses have grown.

         The Company's capital expenditures increased from approximately $12.3 million in the six months ended January 31, 1997 to approximately $12.7 million in the six months ended January 31, 1998, as the Company expanded its international and domestic telecommunications network infrastructure. The Company financed a large portion of its capital expenditures since the beginning of Fiscal 1997 through capital leases and notes payable. Payments on purchases of fixed assets increased from approximately $7.3 million in the six months ended January 31, 1997 to approximately $8.8 million in the six months ended January 31, 1998.

         The Company intends to, where appropriate, make strategic acquisitions to increase its telecommunications customer base. The Company may also make strategic acquisitions related to its Internet business. From time to time, the Company evaluates potential acquisitions of companies, technologies, products and customer accounts that complement the Company's businesses. In Fiscal 1997, the Company purchased the equipment and networks of two of its Alliance Partners for approximately $4.4 million. The purchase price includes a cash payment of $2.3 million, which the Company financed through a four-year convertible note, assumption of trade liabilities of approximately $280,000 (excluding $429,000 due to the Company), and the issuance of promissory notes totaling approximately $1.4 million, of which $690,000 is a two-year note paying interest at 8.25% per annum, and $750,000 is a four-year note paying interest at 10% per annum. In December 1997, the four-year convertible note was converted by the holder into shares of the Company's Common Stock.

         In November 1997, the Company purchased the outstanding capital stock of Rock Enterprises, Inc. in exchange for 625,000 shares of the Company's Common Stock, 312,500 shares of which were issued immediately and the remainder of which the Company is obligated to issue over five years, commencing in 1998.

         The Company is currently engaged in negotiations to enter into a joint venture with a distributor of telephone calling cards. If the transaction is completed, the Company expects to issue up to 200,000 shares of its Common Stock to its partner in the joint venture, 100,000 of which will be issued upon closing of the transaction, and with the remainder to be issued in 1999.

         The Company believes that, based upon its present business plan, the proceeds from the Equity Offering and the Debt Offering, together with the Company's existing cash resources, credit facilities and expected cash flow from operating activities, will be sufficient to meet its currently anticipated working capital and capital expenditure requirements for at least the next twelve months. If the Company's growth exceeds current expectations, if the Company acquires the business or assets of another company, or if the Company's cash flow from operations after the end of such period is insufficient to meet its working capital and capital expenditure requirements, the Company will need to raise additional capital from equity or debt sources. There can be no assurance that the Company will be able to raise such capital on favorable terms or at all. If the Company is unable to obtain such additional capital, the Company may be required to reduce the scope of its anticipated expansion, which could have a material adverse effect on the Company's business, financial condition or results of operations.

         The Company has initiated a review of its computer hardware and software to ensure that its computer-related applications will not fail or create erroneous results as a result of the use of two digits in various program date fields (the "Year 2000 issue"). The Company's cost of addressing the Year 2000 issue is not expected to be material. While the consequences of an incomplete or untimely resolution of the Year 2000 issue could be expected to have a negative effect on the future financial results of the Company, the Company expects that its Year 2000 issues will be satisfactorily resolved well before the year 2000.


CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

         The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs or strategies regarding the future. Forward looking statements include the Company's liquidity, anticipated cash needs and availability, and anticipated expense levels under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward looking statements included in this document are based on information available to the Company on the date of this Report, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those expressed or implied in such forward looking statements. Among the factors that could cause actual results to differ materially are the Company's recent entry into new telecommunications markets and new service offerings, the intense competition in the markets in which the Company operates and the domination of many markets by large industry participants, the Company's dependence on others to support or provide many of the services offered by the Company, technological change and uncertainty, regulatory developments and the Company's ability to manage its anticipated growth. Investors should also consult the "Risk Factors"
section in the Company's Annual Report on Form 10-K, as amended, for the year ended July 31, 1997 as well as those factors listed from time to time in the Company's other reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the Securities Act of 1933.

PART II.       OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Incorporated by reference from Part I, Item I, Financial Statements,
         Note 4 captioned "Legal Proceedings."

ITEM 2.  CHANGES IN SECURITIES

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Company's Annual Meeting of Stockholders (the "Meeting") was held on December 11, 1997. The following matters were submitted to the Company's stockholders for their vote, and the results of the vote taken at the Meeting were as follows:

               (1) Three of the Company's Class II Directors were reelected for a term of three years.

                    (a) Howard S. Balter: 40,656,873 votes for; 12,650 votes against;
                    (b) Meyer A. Berman: 40,657,773 votes for; 11,750 votes against; and
                    (c) Hal Brecher: 40,657,773 votes for; 11,750 votes against.

               (2) An amendment to the Company's Amended and Restated 1996 Stock Option and Incentive Plan (the "Plan") was ratified. The amendment authorized an additional 1,000,000 shares of the Company's Common Stock for grants under the Plan.

               38,700,428 votes for; 1,627,612 votes against; 33,382
         abstentions; 308,101 broker non-votes.

               (3) The appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending July 31, 1998 was ratified.

               40,659,483 votes for; 5,970 votes against; 4,070 abstentions.

Item 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits:

Exhibit
Number         Description
--------------------------

3.01(1)     Restated Certificate of Incorporation of the Registrant.

3.02(1)     By-laws of the Registrant.

4.01* Indenture between the Registrant and First Trust National Association, as Trustee.

4.02* Registration Rights Agreement between the Registrant, BT Alex. Brown Incorporated, Hambrecht & Quist LLC, Jefferies & Company, Inc. and Friedman, Billings, Ramsey & Co., Inc.

10.01(2)    Employment Agreement between the Registrant and Howard S. Jonas

10.02(2)    Employment Agreement between the Registrant and Howard S. Balter

10.03(3) Amended and Restated 1996 Stock Option and Incentive Plan of IDT Corporation.

10.04(4) Form of Stock Option Agreement under the 1996 Stock Option and Incentive Plan.

10.05(5) Network Service Provider Agreement between Netscape Communications Corporation and the Registrant.

10.06(6) Form of Registration Rights Agreement between certain stockholders and the Company.

10.07(1)    Lease of 294 State Street.

10.08(7)    Lease of 190 Main Street.

10.9(8) Form of Registration Rights Agreement between Howard S. Jonas and the Registrant.

10.10(9)    Employment Agreement between the Registrant and James Courter.

10.11(5) Restated Sales Agreement between International Computer Systems, Inc. and the Registrant.

10.12(5) Restated Consultant and Customer Support Agreement between the Registrant and International Computer Systems, Inc.

10.13(10)   Form of Debenture between the Registrant, RGC International
            Investors, LDC, Pangaea Fund Ltd., Special Situations Private Equity
            Fund, L.P. and Halifax Fund L.P.

10.14(10)   Securities Purchase Agreement among the Registrant, RGC
            International Investors, LDC, Pangaea Fund Ltd., Special Situations
            Private Equity Fund, L.P. and Halifax Fund L.P.

10.15(10)   Registration Rights Agreement among the Registrant, RGC
            International Investors, LDC, Pangaea Fund Ltd., Special Situations
            Private Equity Fund, L.P. and Halifax Fund L.P.

10.16(11)   Warrants (No. 1 and No. 2) for the Purchase of Common Stock between the Registrant and Prime Leasing, Inc.

10.17(11)   Stock Purchase Agreement between the Registrant and Mr. David
            Turock.

10.18(12)   Agreement between Mr. Cliff Sobel and the Registrant.

10.19(11)   Employment Agreement between the Registrant and Mr. Hal Brecher.

10.20(7)    Employment Agreement between the Registrant and Mr. David Turock.

10.21(7) Loan and Security Agreement between the Registrant and Transamerica Business Credit Corporation.

10.22(7) Revolving Credit Note issued by the Registrant to Transamerica Business Credit Corporation.

10.23(7) Security Agreement executed by certain subsidiaries of the Registrant in favor of Transamerica Business Credit Corporation.

10.24(7) Guaranty executed by certain subsidiaries of the Registrant in favor of Transamerica Business Credit Corporation.

27.01*      Financial Data Schedule.
------------------------
*  filed herewith

(1) Incorporated by reference to Form S-1 filed February 21, 1996 file no. 333-00204.

(2) Incorporated by reference to Form S-1 filed January 9, 1996 file no. 333-00204.

(3)  Incorporated by reference to Form 14A, filed November 14, 1997.

(4) Incorporated by reference to Form S-8 filed January 14, 1996 file no. 333-19727.

(5) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1996 filed October 29, as amended November 21, 1996.

(6)  Incorporated by reference to Form S-1 filed March 8, 1996 file no.
     333-00204.

(7) Incorporated by reference to Form 10-K/A for the fiscal year ended July 31, 1997 filed February 2, 1998.

(8)  Incorporated by reference to Form S-1 filed March 14, 1996 file no.
     333-00204.

(9) Incorporated by reference to Form S-1 filed December 27, 1996 file no. 333-18901.

(10) Incorporated by reference to Form 8-K filed September 19, 1997.

(11) Incorporated by reference to Form 10-K/A for the fiscal year ended July 31, 1997, filed October 29, 1997.

(12) Incorporated by reference to Form 10-K/A for the fiscal year ended July 31, 1997, filed December 4, 1997.


(b) Reports on Form 8-K. The registrant did not file any reports on Form 8-K during the three months ended January 31, 1998.

                                   IDT CORPORATION

                                     FORM 10-Q

                                 JANUARY  31, 1998




                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   IDT CORPORATION


March 17, 1998      By   /s/ Howard Jonas
--------------           --------------------
Date                Howard S. Jonas
                    Chairman of the Board
                    and Chief Executive Officer
                    (Principal Executive Officer)

March 17, 1998      By   /s/ Howard Balter
--------------           --------------------
Date                Howard Balter
                    Chief Operating Officer and
                    Director
                    (Principal Financial Officer)

March 17, 1998      By   /s/ Stephen R. Brown
--------------           --------------------
Date                Stephen R. Brown
                    Chief Financial Officer
                    (Principal Accounting Officer)