Form 10-Q/A
period 1998-01-31
IDT CORP
filed 1998-03-25
CIK 1005731

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q/A

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

     Common Stock, $.01 par value -- 18,707,349 shares as of March 13, 1998 Class A Common Stock, $.01 par value -- 10,230,868 shares as of March 13, 1998
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

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

           Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................. 10

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
                                      ============        ============        ============

LIABILITIES AND
 STOCKHOLDERS' EQUITY

Current liabilities
Trade accounts payable                $ 23,970,563        $ 23,320,563        $ 16,957,656
Accrued expenses                           899,789             599,789             721,142
Deferred revenue                         2,504,047           2,504,047           2,442,848
Notes payable - current portion          1,730,138           1,730,138           1,880,939
Capital lease obligations -
  current portion                        2,936,760           2,936,760           1,531,971
Other current liabilities                  142,000             142,000             595,951
                                      ------------        ------------        ------------
Total current liabilities               32,183,297          31,233,297          24,130,507

Notes Payable - long-term
  portion                                5,580,823           5,580,823           5,241,088
Capital Lease Obligation -
  long-term portion                      5,554,632           5,554,632           3,906,362
Convertible Debentures                   7,500,000           7,500,000             ---
Senior Notes Payable                   100,000,000             ---                 ---
                                      ------------        ------------        ------------
  Total liabilities                    150,818,752          49,868,752          33,277,957

Minority Interest                          100,000             100,000             ---

Stockholders' equity
  Preferred stock, $.01 par
   value; authorized shares -
    10,000,000; no shares issued           ---                 ---                 ---
  Common stock, $.01 par value;
   authorized shares -
    100,000,000; 18,821,286,
     13,502,536 and 10,636,000
      shares issued and outstanding        188,213             135,025             106,360
  Class A stock, $.01 par value;
   authorized shares - 35,000,000;
    10,255,868, 10,255,868 and
     11,174,330 shares issued and
      outstanding                          102,558             102,558             111,743
  Additional paid in capital           159,886,722          56,970,471          46,990,388
  Accumulated deficit                  (16,832,773)        (16,832,773)        (21,949,347)
                                      ------------        ------------        ------------
   Total stockholders' equity          143,344,720          40,375,281          25,259,144
                                      ------------        ------------        ------------
  Total liabilities and
   stockholders' equity               $294,263,472        $ 90,344,033        $ 58,537,101
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

27.01**     Financial Data Schedule.
------------------------
 * Previously filed.
** Filed herewith.

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


March 25, 1998      By   /s/ Howard Jonas
--------------           --------------------
Date                Howard S. Jonas
                    Chairman of the Board
                    and Chief Executive Officer
                    (Principal Executive Officer)

March 25, 1998      By   /s/ Howard Balter
--------------           --------------------
Date                Howard Balter
                    Chief Operating Officer and
                    Director
                    (Principal Financial Officer)

March 25, 1998      By   /s/ Stephen R. Brown
--------------           --------------------
Date                Stephen R. Brown
                    Chief Financial Officer
                    (Principal Accounting Officer)