Form 10-Q
period 1998-04-30
IDT CORP
filed 1998-06-15
CIK 1005731

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended April 30, 1998

                                       or

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

   Common Stock, $.01 par value - 22,867,475 shares as of June 12, 1998 Class
    A Common Stock, $.01 par value -- 10,230,868 shares as of June 12, 1998
      (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                                 IDT CORPORATION

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited):

              Condensed Consolidated Balance Sheets as of July 31, 1997 and April 30, 1998.....................3

              Condensed Consolidated Statements of Operations for the nine and three months ended April
                30, 1997 and 1998..............................................................................4

              Condensed Consolidated Statement of Stockholders' Equity for the nine months ended
                April 30, 1998.................................................................................5

              Condensed Consolidated Statements of Cash Flows for the nine months ended April 30,
                1997 and 1998..................................................................................6

              Notes to Condensed Consolidated Financial Statements.............................................7

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of

                Operations....................................................................................10

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................................................17

     Item 2.  Changes in Securities...........................................................................17

     Item 3.  Defaults upon Senior Securities.................................................................17

     Item 4.  Submission of Matters to a Vote of Security Holders.............................................17


     Item 5.  Other Information...............................................................................17

     Item 6.  Exhibits and Reports on Form 8-K................................................................18

     Signatures...............................................................................................20

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                 IDT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         April 30, 1998        July 31, 1997
                                                                          ------------         ------------
                                                                          (Unaudited)           (Note 1)
ASSETS
Current assets
  Cash and cash equivalents                                               $168,610,044         $  7,674,313
  Short-term investments                                                    10,917,089              ---
  Accounts receivable, net                                                  40,240,652           17,128,890
  Notes receivable                                                             ---                1,291,403
  Other current assets                                                      10,093,101            2,922,750
                                                                          ------------         ------------
    Total current assets                                                   229,860,886           29,017,356

  Property and equipment, net                                               49,977,265           25,725,805
  Goodwill, net                                                              6,288,846            1,357,606
  Other assets                                                              35,779,620            2,436,334
                                                                          ------------         ------------
    Total assets                                                          $321,906,617          $58,537,101
                                                                          ============          ===========

LIABILITIES AND
 STOCKHOLDERS' EQUITY
Current liabilities
  Trade accounts payable                                                 $  26,704,627         $ 16,957,656
  Accrued expenses                                                           2,092,269              721,142
  Deferred revenue                                                           5,640,074            2,442,848
  Notes payable - current portion                                            2,482,247            1,880,939
  Capital lease obligations - current portion                                2,666,625            1,531,971
  Other current liabilities                                                     27,000              595,951
                                                                          ------------         ------------
    Total current liabilities                                               39,612,842           24,130,507

Notes Payable - long-term portion                                            2,333,945            5,241,088
Capital Lease Obligation - long-term portion                                 6,102,332            3,906,362
Convertible Debentures                                                       1,000,000              ---
Senior Notes Payable                                                       100,000,000              ---
                                                                          ------------         ------------
   Total liabilities                                                       149,049,119           33,277,957

Minority Interest                                                              100,000                   --

Stockholders' equity
   Preferred stock, $.01 par value; authorized shares -
    10,000,000; no shares issued                                                    --                   --
   Common stock, $.01 par value; authorized shares - 100,000,000;
    19,490,702 and 10,636,000 shares issued and outstanding                    194,907              106,360
   Class A stock, $.01 par value; authorized shares - 35,000,000;
    10,230,868 and 11,174,330 shares issued and outstanding                    102,309              111,743
   Additional paid in capital                                              184,457,668           46,990,388
   Accumulated deficit                                                     (11,997,386)         (21,949,347)
                                                                          ------------         ------------
     Total stockholders' equity                                            172,757,498           25,259,144
                                                                          ------------         ------------
       Total liabilities and  stockholders' equity                        $321,906,617          $58,537,101
                                                                          ============          ===========


             See notes to condensed consolidated financial statements.

                                 IDT CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Nine Months Ended                     Three Months Ended
                                                     -----------------                     -------------------
                                             Apr. 30, 1998      Apr. 30, 1997       Apr. 30, 1998       Apr. 30,1997
                                             -------------      -------------       -------------       ------------
Revenues                                      $212,815,337       $ 94,174,050        $ 87,111,571       $ 34,451,513

Costs and expenses:

   Direct cost of revenues                     151,814,495         62,555,120          59,504,684         23,680,618
   Selling, general and administrative          44,050,129         33,006,412          20,343,714          9,163,465
   Depreciation and amortization                 6,553,165          3,363,243           2,765,592          1,316,588
                                              ------------       ------------        ------------       ------------

   TOTAL COSTS AND EXPENSES                    202,417,789         98,924,775          82,613,990         34,160,671
                                              ------------       ------------        ------------       ------------

Income (loss) from operations                   10,397,548         (4,750,725)          4,497,581            290,842

Interest and other, net                           (445,587)           (25,605)            337,806           (129,903)
                                              ------------       ------------        ------------       ------------

    NET INCOME (LOSS)                         $  9,951,961       $ (4,776,330)       $  4,835,387       $    160,939
                                              ============       ============        ============       ============

Net income (loss) per share - basic                $  0.36             ($0.23)            $  0.17            $  0.01
                                                   =======            =======             =======            =======

Weighted average number of
    shares used in calculation of
    earnings per share - basic                  27,528,325         20,990,220          28,881,382         21,942,340
                                              ============       ============        ============       ============

Net Income (loss) per-share - diluted              $  0.32             ($0.23)            $  0.15            $  0.01
                                                   =======            =======             =======            =======

Weighted average number of
      shares used in calculation of
      earnings per share - diluted              30,808,692         20,990,220          32,693,177         23,248,536
                                              ============       ============        ============       ============

                 See notes to condensed consolidated financial statements.

                                      IDT CORPORATION

                  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                       (Unaudited)

                                            COMMON STOCK                CLASS A STOCK             Additional      Accumulated
                                        Shares         Amount       Shares         Amount       Paid-in Capital     Deficit
                                        ------         ------       ------         ------       ---------------     -------
Balance at July 31, 1997              10,636,000      $106,360     11,174,330     $111,743        $46,990,388   $ (21,949,347)

Exercise of stock options              1,580,728        15,807                                      4,812,040

Conversion of Class A to Common          943,462         9,434       (943,462)      (9,434)

Purchase of business                     625,000         6,250                                      5,078,125

Conversion of note payable               145,981         1,460                                      2,031,450

Exercise of warrants                      29,000           290                                        439,335

Conversion of Debentures                 436,781         4,368                                      6,617,235

Secondary equity offering              5,093,750        50,938                                    118,489,095

Net income for the nine
months ended April 30, 1998                                                                                         9,951,961
                                      ----------      --------     ----------        --------    ------------   -------------
Balance at April 30, 1998             19,490,702      $194,907     10,230,868        $102,309    $184,457,668   $ (11,997,386)
                                      ==========      ========     ==========        ========    ============   =============

                      See notes to condensed consolidated financial statements.

                                         IDT CORPORATION

                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                      Nine months ended April 30,
                                                                         1998            1997
                                                                     ------------    ------------
Cash used in operating activities                                     (1,725,831)     (10,562,464)

INVESTING ACTIVITIES
Payment for purchase of Yovelle, net of cash acquired                      --             376,843
Purchase of short-term investments                                         --          (1,093,802)
Receipt of payments on note receivable                                     --           2,175,838
Payment for the purchase of ICS assets                                     --          (2,250,000)
Receipt of payments on advance                                          1,291,403          --
Purchase of short term investments - net                              (10,917,089)         --
Escrow deposit on pending purchase                                    (20,000,000)         --
Issuance of notes receivable                                           (9,000,000)         --
Purchase of property and equipment                                    (25,398,142)     (7,446,589)
                                                                     ------------    ------------

Net cash used in investing activities                                 (64,023,828)     (8,237,710)

FINANCING ACTIVITIES
Repayment of notes payable                                             (3,306,102)       (524,592)
Repayment of stockholder, investor and employee loans                      --            (885,000)
Proceeds from Convertible Debentures                                    7,500,000          --
Proceeds from stockholder, investor and employee loans                     --           1,000,000
Repayment of capital lease obligations                                 (1,509,307)       (258,242)
Proceeds from exercise of stock options                                 4,827,847       1,911,829
                                                                     ------------    ------------
Exercise of stock option - minority interest                              100,000          --
Proceeds from exercise of stock warrants                                  439,625          --
Proceeds from secondary offering                                      118,540,033          --
Proceeds from senior debt offering - net of financing costs            97,000,000          --
Proceeds from notes                                                     3,093,294       8,190,000
                                                                     ------------    ------------

Net cash provided by financing activities                             226,685,390       9,433,995
                                                                     ------------    ------------

Net increase  (decrease) in cash and cash equivalents                 160,935,731      (9,366,179)

Cash and cash equivalents, beginning of period                          7,674,313      14,893,756
                                                                     ------------    ------------

Cash and cash equivalents, end of period                             $168,610,044    $  5,527,577
                                                                     ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                                        $  3,184,838    $    438,462
Income taxes paid                                                          --              --


              See notes to condensed consolidated financial statements.

                                IDT CORPORATION
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of IDT Corporation and Subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three months ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ending July 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 1997, as filed with the Securities and Exchange Commission.

NOTE 2 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                     April 30, 1998   July 31, 1997
                                     --------------   -------------

Equipment                             $51,775,157       $24,945,687
Computer software                       7,399,062         4,618,931
Leasehold improvements                  1,415,124         1,115,822
Furniture and fixtures                  1,778,596         1,365,140
Building                                  116,071           109,525
                                      -----------       -----------
                                       62,484,010        32,155,105
Less: Accumulated depreciation
    and amortization                 (12,506,745)        (6,429,300)
                                      -----------       -----------
                                      $49,977,265       $25,725,805
                                      ===========       ===========

NOTE 3 - NOTES PAYABLE, CAPITAL LEASE OBLIGATIONS AND CONVERTIBLE DEBENTURES

         During the nine months ended April 30, 1998, the Company borrowed approximately $3.1 million. These borrowings are represented by interest bearing notes collateralized by certain equipment or other assets owned by the Company, and have terms ranging from forty-eight to sixty months.

         The Company also entered into various capital lease arrangements during the nine months ended April 30, 1998 to acquire computer and communications related equipment totaling approximately $5.0 million, with terms ranging from thirty-six months to sixty months. These lease arrangements are collateralized by the equipment.

         In September 1997, the Company sold Convertible Debentures in the aggregate principal amount of $7.5 million (the "Debentures"). The Debentures bear an interest at the rate of 3.0% per annum. The principal amount and all unpaid accrued interest on the Debentures are convertible into the Company's Common Stock at the option of the Investors at a conversion price equal to the lower of $15.16 per share or the lowest closing price of the Company's Common Stock on Nasdaq on any one trading day during the twelve consecutive trading day period preceding the date that notice of conversion is given to the Company. Any principal amount or unpaid accrued interest outstanding on September 5, 2000 will be automatically converted into shares of the Company's Common Stock. During the three months ended

April 30, 1998, $6.5 million of the Debentures' principal together with $121,603 of accrued interest was converted into 436,781 shares of the Company's Common Stock leaving a remaining outstanding principal balance of $1.0 million, which was redeemed in May 1998.

NOTE 4 - EQUITY AND DEBT OFFERINGS

         The Company completed a public offering of 5,318,750 shares of Common Stock in February 1998, 5,093,750 shares of which were sold by the Company and 225,000 shares of which were sold by certain stockholders of the Company (the "Equity Offering"). The net proceeds to the Company from the Equity Offering were approximately $119.8 million, after deducting underwriting discounts, commissions and offering expenses.

         In addition, in February 1998 the Company completed a private placement (the "Debt Offering") of $100 million aggregate principal amount of 8 3/4% Senior Notes due 2006, of which the Company received net proceeds of approximately $97.0 million.

NOTE 5 - LEGAL PROCEEDINGS

         On December 29, 1995, Surfers Unlimited, L.L.C. filed a breach of contract action in the New Jersey Superior Court, Bergen County. The suit names a subsidiary of the Company as defendant and seeks restitutional and consequential damages in an unspecified amount for interference with prospective business advantages, breach of contract and improper use of confidential and proprietary information. Howard S. Jonas, the Chairman and Chief Executive Officer of the Company, has also been named as a defendant in the action. Discovery is scheduled to end on June 30, 1998 and a settlement conference is scheduled for July 15, 1998.

         In January 1997, six former employees alleging employment discrimination commenced a suit in New Jersey Superior Court, Bergen County. Howard S. Jonas, the Chairman and Chief Executive Officer of the Company has also been named a defendant in the action. The action claims that the Company has made hiring and promotion decisions based upon the religious backgrounds of the relevant individuals. The complaint seeks compensatory and punitive damages in an unspecified amount and also seeks statutory multiples of damages. The case is currently in the discovery stage. The previously set trial date of March 17, 1998 has been adjourned and a court imposed settlement conference was held with no resolution of the case. A status conference has been scheduled for July 14, 1998.

         In June 1997, an uncertified class-action suit seeking compensatory damages in an unspecified amount was brought against the Company in New York Supreme Court, New York County. The suit concerns advertisements that are no longer used by the Company, and advertising practices that were voluntarily terminated by the Company following a prior investigation of the Company by the Attorneys General of several states. The Company filed a motion to dismiss and the plaintiff amended its complaint in response.

         In September 1997, DigiTEC 2000, Inc. ("DigiTEC") filed a complaint (subsequently amended) in New York Supreme Court, New York County against the Company alleging that in connection with its sale of prepaid calling cards, the Company engaged in unfair competition and tortiously interfered with an exclusive business relationship between DigiTEC and two co-defendants, CG Com, Inc. and Mr. Carlos Gomez. The complaint seeks compensatory and consequential damages in an unspecified amount of not less than $50 million and also seeks an unspecified amount of punitive damages. The complaint also alleges that CG Com, Inc. and Mr. Gomez owe DigiTEC more than $500,000. In November 1997, the Court denied DigiTEC's motion for a preliminary injunction to bar CG Com, Inc. and Mr. Gomez from distributing the Company's calling cards. Discovery is scheduled to end on June 15, 1998.

         The Company filed a lawsuit against Mr. Glen Miller in August 1997 in the New Jersey Supreme Court, Bergen County. The action was based upon various matters arising out of Mr. Miller's employment with IDT. Mr. Miller answered the complaint and filed a counterclaim against IDT seeking compensatory and punitive damages for breach of his employment contract and breach of the covenant of good faith and fair dealing. Mr.
Miller alleges that the Company breached his employment agreement by failing to compensate him as contemplated by his employment agreement, including by failing to deliver to him 20,000 shares of the Company's Common Stock. Mr. Miller also filed a third-party complaint against Howard Balter, the Chief Operating Officer of the Company, and Jonathan Rand, the Company's former Director of Human Resources, for fraudulent conduct and misrepresentation.
The Company filed its answer to Mr. Miller's counterclaim in December 1997.
In January 1998, the Court partially granted Mr. Miller's motion for summary judgment, awarding him severance pay in the amount of approximately $50,000. Payment of the judgment was stayed pending the Company's motion for leave to appeal. The court has denied the Company's motion. Discovery is continuing.

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

NOTE 6 - PURCHASE OF ROCK ASSOCIATES

         In November 1997, the Company purchased all of the issued and outstanding capital stock of Rock Enterprises, Inc., a telecom engineering firm owned by an officer of the Company, in exchange for 625,000 shares of the Company's Common Stock. The acquisition was accounted for using the purchase method of accounting for business combinations and substantially all of the purchase price was allocated to goodwill.

NOTE 7 - LOAN TO EXECUTIVE TELECARD

         In February 1998, the Company loaned $7.5 million to Executive Telecard, an international communications service company, and announced a strategic agreement to leverage their respective contacts with carriers and PTTs to develop relationships with telecommunications companies worldwide. The Company also received warrants to purchase 500,000 shares of common stock of Executive Telecard.

NOTE 8 - SUBSEQUENT EVENTS

         In April 1998, the Company entered into an Agreement and Plan of Merger (the "IX Merger Agreement"), pursuant to which it agreed to purchase all of the issued and outstanding capital stock of InterExchange, Inc., a Delaware corporation, and four related corporations acquired by InterExchange, Inc. immediately prior to the transaction (collectively, "IX"), in exchange for 3,242,323 shares of the Company's Common Stock and $20.0 million in cash. The closing of this transaction took place on May 6, 1998. A portion of the shares of the Company's Common Stock to be distributed pursuant to the IX Merger Agreement were deposited into an escrow account to be delivered to the former stockholders of IX in five equal installments through October 2002 and a second portion of such shares will remain in escrow in order to satisfy certain claims that the Company would be entitled to raise against the former stockholders of IX pursuant to the IX Merger Agreement. The total purchase price was approximately $128.6 million. The IX acquisition will be accounted for by the purchase method of accounting for business combinations and, accordingly, the estimated cost to acquire such assets will be allocated to the underlying net assets in proportion to their respective fair values. The valuations and other studies which will provide the basis for such allocations have not been completed.

         In May 1998, the Company entered into a joint venture with Mr. Carlos Gomez, a distributor of prepaid calling cards. Pursuant to the terms of the transaction, the Company agreed to issue up to 200,000 shares of its Common Stock, of which 100,000 of such shares were issued in May 1998. Subject to the satisfaction of certain performance criteria, up to an additional 100,000 of such shares will be issued in 1999.

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

OVERVIEW

         IDT is a leading emerging multinational carrier that combines its position as an international telecommunications operator, its experience as an Internet service provider and its leading position in Internet telephony to provide a broad range of telecommunications services to its wholesale and retail customers worldwide. The Company provides its customers with integrated and competitively priced international and domestic long distance, Internet access and, through its Net2Phone product offerings, Internet telephony services. IDT delivers these services over a high-quality network consisting of 15 switches in the U.S. and Europe and owned and leased transmission capacity on 11 undersea fiber optic cables, together with resale capacity obtained from other carriers. The Company terminates its international traffic worldwide pursuant to resale arrangements with domestic carriers and through terminating agreements with 17 PTTs and competitive foreign carriers. In addition, IDT maintains a domestic Internet backbone to support both its traditional Internet access service as well as its Internet telephony services.

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

NINE MONTHS ENDED APRIL 30, 1998 COMPARED TO NINE MONTHS ENDED APRIL 30, 1997

RESULTS OF OPERATIONS

         REVENUES. Revenues increased 125.9% from approximately $94.2 million for the nine months ended April 30, 1997 to approximately $212.8 million for the nine months ended April 30, 1998. Revenues from the Company's telecommunications operations increased 187.3% from approximately $66.1 million for the nine months ended April 30, 1997 to approximately $189.9 million for the nine months ended April 30, 1998. Revenues from the Company's Internet operations decreased 43.0% from approximately $26.8 million for the nine months ended April 30, 1997 to approximately $15.3 million for the nine months ended April 30, 1998, reflecting the Company's decision to de-emphasize its activities in this area. Internet telephony revenues increased 483.3% from approximately $1.3 million for the nine months ended April 30, 1997 to approximately $7.6 million for the nine months ended April 30, 1998.

         Telecommunications revenues increased 187.3% primarily as a result of a 223.8% increase in minutes of use, from approximately 149.0 million to approximately 482.3 million, offset in part by a decline in revenue per minute from $0.42 to $0.39. Telecommunications minutes increased primarily due to the addition of wholesale carrier service clients, increased usage by existing clients, and increased marketing of the Company's prepaid calling cards. The offsetting decline in revenue per minute resulted from variations in the mix of telecommunications revenue. The addition of wholesale carrier services clients and the increased use by existing clients resulted in an increase in wholesale carrier services revenues of 198.0%, from approximately $39.7 million for the nine months ended April 30, 1997 to approximately $118.4 million for the nine months ended April 30, 1998. As a percentage of telecommunications revenues, wholesale carrier service revenues increased from approximately 60.1% to 62.4%. Revenues from the Company's prepaid calling card business, which the Company began to market in January 1997, increased from approximately $1.1 million for the nine months ended April 30, 1997 to approximately $50.4 million for the nine months ended April 30, 1998. As a percentage of telecommunications revenues, prepaid calling card revenues increased from 1.7% to 26.6%. As a percentage of telecommunications revenues, international retail services revenues decreased from 32.0% to 8.9%.

         As a percentage of total revenues, Internet access revenues decreased from approximately 28.4% for the nine months ended April 30, 1997 to approximately 7.2% for the nine months ended April 30, 1998. This decrease was due to the substantial increase in telecommunications revenues as a percentage of total revenues, as well as a dollar decrease in Internet access revenues due to a decrease in total dial-up subscribers.

         Internet telephony revenues as a percentage of total revenues increased from 1.4% for the nine months ended April 30, 1997 to 3.6% for the nine months ended April 30, 1998. The increase in Internet telephony revenues was primarily due to an increase in billed-minute usage, and the sale of $1.5 million of equipment during the nine months ended April 30, 1998.

         DIRECT COST OF REVENUES. The Company's direct cost of revenues increased by 142.7%, from approximately $62.6 million in the nine months ended April 30, 1997 to approximately $151.8 million in the nine months ended April 30, 1998. As a percentage of total revenues, these costs increased from 66.4% in the nine months ended April 30, 1997 to 71.3% in the nine months ended April 30, 1998. The dollar increase is due primarily to increases in underlying carrier costs, because the Company's telecommunications minutes of use, and associated revenue, grew substantially. As a percentage of total revenues, the increase in direct costs reflects lower gross margins associated with wholesale carrier services as compared with international retail and Internet access services.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs increased 33.5% from approximately $33.0 million in the nine months ended April 30, 1997 to approximately $44.1 million in the nine months ended April 30, 1998. As a percentage of total revenues, these costs decreased from

35.0% in the nine months ended April 30, 1997 to 20.7% in the nine months ended April 30, 1998. The increase in these costs in dollar terms is due primarily to increased sales and marketing efforts for retail services, specifically pre-paid calling cards. As a percentage of total revenues, the decrease was due primarily to the substantial increase in total revenues for the nine months ended April 30, 1998.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization costs increased 94.1% from approximately $3.4 million in the nine months ended April 30, 1997 to approximately $6.6 million in the nine months ended April 30, 1998. As a percentage of revenues, these costs decreased from 3.6% in the nine months ended April 30, 1997 to 3.1% in the nine months ended April 30, 1998. These costs increased in absolute terms primarily as a result of the Company's higher fixed asset base during the nine months ended April 30, 1998 as compared with the nine months ended April 30,1997 due to the Company's efforts to expand its telecommunications network infrastructure, enhance its Internet network and expand its facilities. The Company anticipates that depreciation and amortization costs will continue to increase as the Company continues to implement its growth strategy.

         INCOME (LOSS) FROM OPERATIONS. Income from operations for the Company's telecommunications business increased to approximately $15.7 million in the nine months ended April 30, 1998 from $3.6 million in the nine months ended April 30, 1997. As a percentage of telecommunication revenues, income from operations for the telecommunications business increased to 8.3% in the nine months ended April 30, 1998 from approximately 5.4% in the nine months ended April 30, 1997.

         Loss from operations for the Internet access segment of the Company's business decreased to approximately $4.9 million in the nine months ended April 30, 1998 from approximately $7.2 million in the nine months ended April 30, 1997. The decreased loss of the Internet access segment is largely due to the refocusing of the Company's marketing efforts from aggressive mass marketing to new reseller programs. Loss from operations of the Net2Phone division decreased to approximately $459,000 for the nine months ended April 30, 1998, compared to a loss of approximately $1.2 million for the nine months ended April 30, 1997. This change is due to the substantial increase in Net2Phone revenues since the product's introduction to the market in July 1996, and the sale of equipment in the nine months ended April 30, 1998.

         INCOME TAXES. The Company did not record an income tax benefit in the nine months ended April 30, 1997 because the realization of available net operating loss ("NOL") carryforwards was not probable. In the nine months ended April 30, 1998 the Company did not recognize income tax expense as a result of the utilization of NOL carryforwards. As of July 31, 1997, the Company had federal carryforwards of approximately $21.0 million. The amount of these NOL carryforwards that can be used in any given year may be limited in the event of certain changes in the ownership of the Company. The Company does not believe that prior ownership changes will significantly limit its ability to use its NOL carryforwards.

THREE MONTHS ENDED APRIL 30, 1998 COMPARED TO THREE MONTHS ENDED APRIL 30, 1997

RESULTS OF OPERATIONS

         REVENUES. Revenues increased 152.5% from approximately $34.5 million for the three months ended April 30, 1997 to approximately $87.1 million for the three months ended April 30, 1998. Revenues from the Company's telecommunications operations increased 202.7% from approximately $26.1 million for the three months ended April 30, 1997 to approximately $79.0 million for the three months ended April 30, 1998. Revenues from the Company's Internet operations decreased 31.6% from approximately $7.6 million for the three months ended April 30, 1997 to approximately $5.2 million for the three months ended April 30, 1998, reflecting the Company's decision to de-emphasize its activities in this area. Internet telephony revenues increased 234.9% from approximately $836,000 for the three months ended April 30, 1997 to approximately $2.8 million for the three months ended April 30, 1998.

         Telecommunications revenues increased 202.7%, primarily as a result of a 228.7% increase in minutes of use, from approximately 64.0 million to approximately 210.4 million, offset in part by a decline in revenue per minute from $0.39 to $0.37. Telecommunications minutes increased primarily due to the addition of wholesale carrier service clients, increased usage by existing clients, and increased marketing of the Company's prepaid calling cards. The offsetting decline in revenue per minute resulted from variations in the mix of telecommunications revenue. The addition of wholesale carrier services clients and the increased use by existing clients resulted in an increase in wholesale carrier services revenues of 160.0% from approximately $17.1 million for the three months ended April 30, 1997 to approximately $44.4 million for the three months ended April 30, 1998. As a percentage of telecommunications revenues, wholesale carrier service revenues decreased from approximately 65.5% to 56.1% primarily due to the substantial increase in revenues from the Company's prepaid calling card business, which the Company began to market in January 1997. Prepaid calling card revenues increased from approximately $924,000 for the three months ended April 30, 1997 to approximately $27.0 million for the three months ended April 30, 1998. As a percentage of telecommunications revenues, prepaid calling card revenues increased from 3.5% to 34.2%. As a percentage of telecommunications revenues, international retail services revenues decreased from 25.9% to 7.7%.

         As a percentage of total revenues, Internet access revenues decreased from approximately 21.9% for the three months ended April 30, 1997 to approximately 6.0% for the three months ended April 30, 1998. This decrease was due to the substantial increase in telecommunications revenues as a percentage of total revenues, as well as a dollar decrease in Internet access revenues due to a decrease in total dial-up subscribers.

         Internet telephony revenues as a percentage of total revenues increased from 2.4% for the three months ended April 30, 1997 to 3.2% for the three months ended April 30, 1998. The increase in Internet telephony revenues was primarily due to an increase in billed-minute usage.

         DIRECT COST OF REVENUES. The Company's direct cost of revenues increased by 151.0%, from approximately $23.7 million in the three months ended April 30, 1997 to approximately $59.5 million in the three months ended April 30, 1998. As a percentage of total revenues, these costs decreased from 68.7% in the three months ended April 30, 1997 to 68.3% in the three months ended April 30, 1998. The dollar increase is primarily due to increases in underlying carrier costs, because the Company's telecommunications minutes of use, and associated revenue, grew substantially. As a percentage of total revenues, the decrease in direct costs reflects higher gross margins associated with the growing prepaid calling card revenues.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs increased 120.6% from approximately $9.2 million in the three months ended April 30, 1997 to approximately $20.3 million in the three months ended April 30, 1998. As a percentage of total revenues, these costs decreased from 26.6% in the three months ended April 30, 1997 to 23.3% in the three months ended April 30, 1998. The decrease in these costs as a percentage of total revenues was due primarily to the shift of focus of the Company's Internet access marketing efforts from aggressive mass marketing to new reseller programs and the increase in wholesale carrier services revenues relative to total revenues. The increase in these costs in dollar terms was due primarily to the selling costs associated with the marketing and distribution of the Company's prepaid calling cards.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization costs increased 115.4% from approximately $1.3 million in the three months ended April 30, 1997 to approximately $2.8 million in the three months ended April 30, 1998. As a percentage of revenues, these costs decreased from 3.8% in the three months ended April 30, 1997 to 3.2% in the three months ended April 30, 1998. These costs increased in absolute terms primarily as a result of the Company's higher fixed asset base during the three months ended April 30, 1998 as compared with the three months ended April 30,1997 due to the Company's efforts to expand its telecommunications network infrastructure, enhance its Internet network and expand its facilities. The Company anticipates that depreciation and amortization costs will continue to increase as the Company continues to implement its growth strategy.

         INCOME (LOSS) FROM OPERATIONS. Income from operations for the Company's telecommunications business increased to approximately $7.8 million in the three months ended April 30, 1998 from $1.5 million in the three months ended April 30, 1997. As a percentage of telecommunication revenues, income from operations for the Company's telecommunications business increased to 9.9% in the three months ended April 30, 1998 from approximately 5.8% in the three months ended April 30, 1997.

         Net loss from operations for the Internet access segment of the Company's business increased to approximately $1.9 million in the three months ended April 30, 1998 from approximately $1.1 million in the three months ended April 30, 1997. The increased loss of the Internet access segment is largely due to the decrease in revenues due to the decrease in total dial-up subscribers. Net loss from the operations of the Net2Phone division increased to approximately $1.4 million for the three months ended April 30, 1998, compared to a loss of approximately $129,000 for the three months ended April 30, 1997. This change is primarily due to the increased selling, general and administrative costs as the Company continues to grow this division in an effort to increase market share.

         INCOME TAXES. The Company did not record an income tax benefit in the three months ended April 30, 1997 because the realization of available net operating loss ("NOL") carryforwards was not probable. In the three months ended April 30, 1998 the Company did not recognize income tax expense as a result of the utilization of NOL carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has satisfied its cash requirements through a combination of cash flow from operating activities, sales of equity securities and borrowings from third parties (including borrowings from certain of its stockholders). In September 1997, the Company completed a $7.5 million private placement of 3.0% convertible debentures. In March and April 1998, $6.5 million in aggregate principal amount of the convertible debentures were converted into shares of the Company's Common Stock and in May 1998 the Company redeemed the remaining $1.0 million in aggregate principal amount. The Company received approximately $5.3 million upon the exercise of stock options and warrants in the nine months ended April 30, 1998. In February 1998, the Company completed the Equity Offering, raising net proceeds of approximately $119.8 million, after deducting underwriting discounts, commissions and offering expenses, and including proceeds from the exercise of stock options by certain selling stockholders. In February 1998, the Company completed a private placement of $100.0 million aggregate principal amount of 8 3/4% Senior Notes, in connection with which the Company received net proceeds of approximately $97.0 million. As of April 30, 1998, the Company had cash and cash equivalents of $168.6 million and working capital of approximately $190.3 million.

         The Company generated negative cash flow from operating activities of approximately $1.7 million during the nine months ended April 30, 1998, compared with negative cash flow from operating activities of approximately $10.6 million during the nine months ended April 30, 1997. The improvement in cash flow was primarily due to the increased net profits of the Company. Cash flow from operations varied significantly from quarter to quarter, depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable. Accounts receivable (net of allowances) were approximately $13.5 million and $40.2 million at April 30, 1997 and 1998, respectively. Accounts receivable, accounts payable and accrued expenses have increased from period to period as the Company's businesses have grown.

         The Company's capital expenditures increased from approximately $14.8 million in the nine months ended April 30, 1997 to approximately $30.3 million in the nine months ended April 30, 1998, as the Company expanded its international and domestic telecommunications network infrastructure. The Company financed a large portion of its capital expenditures since the beginning of Fiscal 1997 through capital leases and notes payable. Payments on purchases of fixed assets increased from approximately $7.4 million in the nine months ended April 30, 1997 to approximately $25.4 million in the nine months ended April 30, 1998.

         The Company intends to, where appropriate, make strategic acquisitions to increase its telecommunications customer base. The Company may also make strategic acquisitions related to its Internet business. From time to time, the Company evaluates potential acquisitions of companies, technologies, products and customer accounts that complement the Company's businesses.

         In November 1997, the Company purchased the outstanding capital stock of Rock Enterprises, Inc. in exchange for 625,000 shares of the Company's Common Stock.

         In April 1998, the Company entered into an Agreement and Plan of Merger (the "IX Merger Agreement"), pursuant to which it agreed to purchase all of the issued and outstanding capital stock of InterExchange, Inc., a Delaware corporation, and four related corporations acquired by InterExchange, Inc. immediately prior to the transaction (collectively, "IX"), in exchange for 3,242,323 shares of the Company's Common Stock and $20.0 million in cash. The closing of this transaction took place on May 6, 1998.

         In May 1998, the Company entered into a joint venture with Mr. Carlos Gomez, a distributor of prepaid calling cards. Pursuant to the terms of the transaction, the Company agreed to issue up to 200,000 shares of its Common Stock, of which 100,000 of such shares were issued in May 1998. Subject to the satisfaction of certain performance criteria, up to an additional 100,000 of such shares will be issued in 1999.

         The Company believes that, based upon its present business plan, the Company's existing cash resources, and expected cash flow from operating activities, will be sufficient to meet its currently anticipated working capital and capital expenditure requirements for at least the next twelve months. If the Company's growth exceeds current expectations or if the Company acquires the business or assets of another company, or if the Company's cash flow from operations after the end of such period is insufficient to meet its working capital and capital expenditure requirements, the Company will need to raise additional capital from equity or debt sources. There can be no assurance that the Company will be able to raise such capital on favorable terms or at all. If the Company is unable to obtain such additional capital, the Company may be required to reduce the scope of its anticipated expansion, which could have a material adverse effect on the Company's business, financial condition or results of operations.

         The Company has initiated a review of its computer hardware and software to ensure that its computer-related applications will not fail or create erroneous results as a result of the use of two digits in various program date fields (the "Year 2000 issue"). The Company's cost of addressing the Year 2000 issue is not expected to be material to its operations or financial position. While the consequences of an incomplete or untimely resolution of the Year 2000 issue could be expected to have a negative effect on the future financial results of the Company, the Company expects that its Year 2000 issues will be satisfactorily resolved well before the year 2000.

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

It is important to note that the Company's actual results could differ materially from those expressed or implied in such forward looking statements. Among the factors that could cause actual results to differ materially are the Company's recent entry into new telecommunications markets and new service offerings, the intense competition in the markets in which the Company operates and the domination of many markets by large industry participants, the Company's dependence on others to support or provide many of the services offered by the Company, technological change and uncertainty, regulatory developments and the Company's ability to manage its anticipated growth. Investors should also consult the "Risk Factors" section in the Company's Annual Report on Form 10-K, as amended, for the year ended July 31, 1997, as well as those factors listed from time to time in the Company's other reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the Securities Act of 1933.

PART II.          OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Incorporated by reference from Part I, Item I, Financial Statements,
          Note 5 captioned "Legal Proceedings."

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit
Number            Description
-------           -----------

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

10.01(2)  Employment Agreement between the Registrant and Howard S. Jonas

10.02(2)  Employment Agreement between the Registrant and Howard S. Balter

10.03(3) Amended and Restated 1996 Stock Option and Incentive Plan of IDT Corporation.

10.04(4) Form of Stock Option Agreement under the 1996 Stock Option and Incentive Plan.

10.05(5) Form of Registration Rights Agreement between certain stockholders and the Company.

10.06(1)  Lease of 294 State Street.

10.07(6)  Lease of 190 Main Street.

10.8(7) Form of Registration Rights Agreement between Howard S. Jonas and the Registrant.

10.9(8)   Employment Agreement between the Registrant and James Courter.

10.10(9) Restated Sales Agreement between International Computer Systems, Inc. and the Registrant.

10.11(9) Restated Consultant and Customer Support Agreement between the Registrant and International Computer Systems, Inc.

10.12(10) Warrants (No. 1 and No. 2) for the Purchase of Common Stock between the Registrant and Prime Leasing, Inc.

10.13(11) Agreement between Mr. Cliff Sobel and the Registrant.

10.14(10) Employment Agreement between the Registrant and Mr. Hal Brecher.

10.15(6)  Employment Agreement between the Registrant and Mr. David Turock.

10.16(12) Indenture between the Registrant and First Trust National Association, as Trustee.

10.17(12) Registration Rights Agreement between the Registrant, BT Alex. Brown
          Incorporated, Hambrecht & Quist LLC, Jefferies & Company, Inc. and Friedman, Billings, Ramsey & Co., Inc.

10.18(13) Agreement and Plan of Merger, dated April 7, 1998, by and among the Company, ADM Corp., IX, David Turock, Eric Hecht, Richard Robbins, Bradley Turock, Wai Nam Tam, Mary Jo Altom and Lisa Mikulynec.

27.01*    Financial Data Schedule.

------------------------
*   filed herewith

(1) Incorporated by reference to Form S-1 filed February 21, 1996 file no. 333-00204.

(2) Incorporated by reference to Form S-1 filed January 9, 1996 file no. 333-00204.

(3) Incorporated by reference to Form 14A, filed November 14, 1997.

(4) Incorporated by reference to Form S-8 filed January 14, 1996 file no. 333-19727.

(5) Incorporated by reference to Form S-1 filed March 8, 1996 file no.
333-00204.

(6) Incorporated by reference to Form 10-K/A for the fiscal year ended July 31, 1997 filed February 2, 1998.

(7) Incorporated by reference to Form S-1 filed March 14, 1996 file no.
333-00204.

(8) Incorporated by reference to Form S-1 filed December 27, 1996 file no. 333-18901.

(9) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1996 filed October 29, as amended November 21, 1996.

(10) Incorporated by reference to Form 10-K/A for the fiscal year ended July 31, 1997, filed October 29, 1997.

(11) Incorporated by reference to Form 10-K/A for the fiscal year ended July 31, 1997, filed December 4, 1997.

(12) Incorporated by reference to Form 10-Q filed March 17, 1988.

(13) Incorporated by reference to Form 8-K filed April 22, 1998.

(b)  Reports on Form 8-K.

         The Company filed a Current Report on Form 8-K, dated February 19, 1998, announcing the Company's private placement of $100,000,000 aggregate principal amount of 8-3/4% Senior Notes due 2006.

         The Company filed a Current Report on Form 8-K, dated April 22, 1998, announcing the Agreement and Plan of Merger entered into with InterExchange, Inc.

                                 IDT CORPORATION

                                    FORM 10-Q

                                 APRIL 30, 1998



                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT CORPORATION

June 15, 1998     By  /s/ Howard Jonas
-------------       -----------------------
Date              Howard S. Jonas
                  Chairman of the Board
                  and Chief Executive Officer
                  (Principal Executive Officer)

June 15, 1998     By /s/ Howard Balter
-------------       -----------------------
Date              Howard Balter
                  Chief Operating Officer and
                  Director
                  (Principal Financial Officer)

June 15, 1998     By /s/ Stephen R. Brown
-------------       -----------------------
Date              Stephen R. Brown
                  Chief Financial Officer
                  (Principal Accounting Officer)