Form 10-K
period 1998-07-31
IDT CORP
filed 1998-10-29
CIK 1005731

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 1998 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-27898

                                IDT CORPORATION
            (Exact name of registrant as specified in its charter)

               DELAWARE                              22-3415036
                                        (I.R.S. Employer Identification No.)
    (State or other jurisdiction of
    incorporation and organization)

                                190 MAIN STREET
                         HACKENSACK, NEW JERSEY 07601
         (Address of principal executive offices, including zip code)

                                (201) 928-1000
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share
                               (TITLE OF CLASS)

  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on October 27, 1998 of $16.625, as reported on the Nasdaq National Market, was approximately $370 million (assuming the conversion of all of the Company's shares of Class A Common Stock into Common Stock). Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock (assuming conversion of the Registrant's Class A Common Stock), have been excluded from this computation, in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

  As of October 27, 1998, the Registrant had outstanding 23,159,414 shares of Common Stock, $.01 par value, and 10,144,396 shares of Class A Common Stock, $.01 par value.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                IDT CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                                                          PAGE
                                                                          NO.
                                                                          ----
 PART I
 Item 1.  Business......................................................    3
 Item 2.  Properties....................................................   27
 Item 3.  Legal Proceedings.............................................   28
 Item 4.  Submission of Matters to a Vote of Security Holders...........   29
 PART II
           Market for Registrant's Common Equity and Related Stockholder
 Item 5.  Matters.......................................................   30
 Item 6.  Selected Financial Data.......................................   31
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   31
 Item 7A. Quantitative and Qualitative Disclosures about Market Risk....   40
 Item 8.  Financial Statements and Supplementary Data...................   40
 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................   40
 PART III
 Item 10. Directors and Executive Officers of the Registrant............   41
 Item 11. Executive Compensation........................................   41
                     Security Ownership of Certain Beneficial Owners and
 Item 12. Management....................................................   41
 Item 13. Certain Relationships and Related Transactions................   41
 PART IV
 Item 14. Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K......................................................   42

 SIGNATURES.............................................................   44

 Index to Consolidated Financial Statements.............................  F-1

                                    PART I

ITEM 1. BUSINESS

SUMMARY

  As used in this Annual Report, unless the context otherwise requires, the terms "the Company" and "IDT" refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation ("IDT New York"), and their subsidiaries, collectively. All information in this Annual Report gives effect to the 1995 reincorporation of the Company in Delaware. The Company's fiscal year ends on July 31 of each calendar year. Each reference to a Fiscal Year in this Annual Report refers to the Fiscal Year ending in the calendar year indicated (e.g., Fiscal 1998 refers to the Fiscal Year ended July 31, 1998).

  IDT is a leading multinational carrier that provides its wholesale and retail customers with integrated and competitively priced international and domestic long distance telecommunications service, Internet access and, through its Net2Phone products and services, Internet telephony services. IDT delivers these services over a high-quality network consisting of 60 switches in the U.S. and Europe and owned and leased capacity on 16 undersea fiber optic cables. In addition, the Company obtains additional transmission capacity from other carriers.

  The Company delivers its international traffic worldwide pursuant to its agreements with U.S.-based carriers, foreign carriers, and 17 of the companies that are primarily responsible for providing telecommunications services in particular countries (many of which are commonly referred to as "PTTs"). In addition, IDT maintains a high-speed network that carries Internet traffic in order to support both its Internet access services and its Internet telephony services. The Company has grown considerably in recent years, generating revenues of $57.7 million, $135.2 million and $335.4 million in Fiscal 1996, Fiscal 1997 and Fiscal 1998, respectively.

  As of October 1, 1998, the Company had approximately 110 wholesale customers located in the U.S. and Europe. In addition, IDT offers retail long distance services to individual and business customers in the U.S. and over 170 other countries. Within the U.S., IDT provides dedicated and dial-up Internet access services to approximately 75,000 retail customers. The Company's Net2Phone service, which allows customers to make telephone calls from a multimedia PC to any telephone, and the Company's Net2Phone Direct service, which enables users to make phone-to-phone calls over the Internet, have been used by a total of over 600,000 registered customers worldwide.

  The Company operates a growing telecommunications network consisting of (i) 60 Excel and Nortel switches in the U.S. and Europe; (ii) 16 owned and leased undersea fiber optic cables connecting the Company's U.S. facilities with its international facilities and with the facilities of its foreign partners in Europe, Latin America and Asia; and (iii) resale transmission capacity obtained on a per-minute basis from other telephone carriers. The Company monitors its network 24 hours a day, seven days a week through an automated network operations center. The Company follows a disciplined, incremental approach to expanding its network, adding new facilities when it determines that such investments are justified by traffic volumes. The Company plans to expand its global telecommunications network infrastructure in order to reduce its operating costs, ensure the quality of its service and to expand its customer base. IDT plans to install Company-owned switches in the U.K., the Netherlands, Germany and France by the end of Fiscal 1999 and to continue to pursue operating agreements with foreign carriers in order to terminate traffic directly at favorable rates.

  IDT also operates a domestic Internet network consisting of multiple leased lines. IDT operates one of the nation's largest Internet access networks, providing local dial-up access through more than 75 "points of presence" (or "POPs"), owned by the Company, through which subscribers may access the Internet. The Company's domestic Internet network also includes more than 375 additional POPs owned by local and regional Internet service providers, which the Company refers to as its "Alliance Partners." This Internet network, combined with the Company's telecommunications network, is also used to route IDT's Internet telephony traffic.

  The Company entered the telecommunications business by introducing its international call reorigination business in 1990 to capitalize on the opportunity created by the spread between U.S. and foreign-originated international long distance telephone rates. IDT used the expertise derived from, and the calling volume generated by, its call reorigination business to enter the domestic long distance business in late 1993 by reselling long distance services of other carriers to its domestic customers. As a value-added service for its domestic long distance customers, the Company began offering Internet access in early 1994, eventually offering dial-up and dedicated Internet access to individuals and businesses as stand-alone services. In 1995, IDT began reselling to other long distance carriers access to the favorable telephone rates and special tariffs the Company receives as a result of the calling volume generated by its call reorigination customers. The Company began marketing its prepaid calling cards in January 1997.

  IDT entered the Internet telephony market in August 1996 with its introduction of Net2Phone, and expanded its Internet telephony offerings in October 1997 with the introduction of its Net2Phone Direct service. In April 1998, the Company launched Click2Talk, an Internet telephony product which allows customers to make calls to the toll-free numbers of e-commerce companies anywhere in the world using a PC. In August 1998, the Company introduced Click2CallMe, which allows consumers visiting e-commerce companies to contact customer sales representatives from the websites of such companies without charge.

  The Company was founded in August 1990 and originally incorporated in New York as "International Discount Telecommunications, Corp." The Company was renamed IDT Corporation and reincorporated in Delaware in December 1995. The Company's main offices are located at 190 Main Street, Hackensack, New Jersey 07601, its telephone number is (201) 928-1000. IDT's Internet address is www.idt.net.

                               ----------------

  This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, among other things, the Company's plans to implement its growth strategy, improve its financial performance, expand its infrastructure, develop new products and services, expand its sales force, expand its customer base and enter international markets. Such forward-looking statements also include the Company's expectations concerning factors affecting the markets for its products, such as changes in the U.S. and the international regulatory environment and the demand for long-distance telecommunications, Internet access and Internet telephony services. Actual results could differ from those projected in any forward-looking statements for the reasons detailed in this Annual Report. The forward-looking statements are made as of the date of this Annual Report on Form 10-K, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth herein and the other information set forth from time to time in the Company's Reports on Forms 10-Q and 8-K.

                               ----------------

INDUSTRY

 OVERVIEW

  The international long distance industry, which principally consists of the transmission of voice and data between countries, is undergoing a period of fundamental change that has resulted, and is expected to continue to result, in significant growth in usage of international telecommunications services. According to industry sources, in 1996, the international long distance telecommunications industry accounted for approximately $61.3 billion in revenues and 70.0 billion minutes of use, an increase from approximately $23.9 billion in revenues and 19.1 billion minutes of use in 1987. Industry sources have estimated that by 2000 this market may approach $85.7 billion in revenues and 122.4 billion minutes of use, representing compound annual growth rates from 1996 of 8.7% and 15.0%, respectively.

  The Company believes that growth in international long distance services is being driven by (i) the globalization of the world's economies and the worldwide trend toward deregulation of the telecommunications sector; (ii) declining prices arising from increased competition generated by privatization and deregulation;

(iii) increased worldwide telephone density and accessibility arising from technological advances and greater investment in telecommunications infrastructure, including the deployment of wireless networks; (iv) a wider selection of products and services; and (v) the growth in the transmission of data traffic via internal company networks and the Internet. The Company believes that growth of traffic originated in markets outside the U.S. will be higher than growth in traffic originated within the U.S. due to recent deregulation in many foreign markets, relative economic growth rates and increasing access to telecommunications facilities in emerging markets.

 REGULATORY AND COMPETITIVE ENVIRONMENT

  Consumer demand and competitive initiatives have acted as catalysts for government deregulation, especially in developed countries. Deregulation accelerated in the U.S. in 1984 with the divestiture by American Telephone & Telegraph, Inc. ("AT&T") of the regional bell operating companies. Today, there are over 500 U.S. long distance companies, most of which are small or medium-sized companies. In order to be successful, these small and medium-sized companies typically offer their customers a full range of services, including international long distance. However, most of these carriers do not have the critical mass of customers to receive volume discounts on international traffic from the larger facilities-based carriers such as AT&T, MCI WorldCom, Inc. ("MCI WorldCom") and Sprint Corporation ("Sprint"). In addition, these companies have only a limited ability to invest in international facilities. Alternative international carriers, such as the Company, have capitalized on this demand for less expensive international transmission facilities. These alternative international carriers are able to take advantage of larger traffic volumes in order to obtain volume discounts on international routes (resale traffic) and/or invest in facilities when the volume of particular routes justifies such investments. As these emerging international carriers have become established, they have also begun to carry overflow traffic from the larger long distance providers that own overseas transmission facilities.

  Deregulation in the U.K. began in 1981 when Mercury, a subsidiary of Cable & Wireless plc, was granted a license to operate a facilities-based network and compete with British Telecommunications plc. Deregulation spread to other European countries with the adoption of the "Directive on Competition in the Markets for Telecommunication Services" in 1990. A series of subsequent European Union directives, reports and actions have resulted in significant but not complete deregulation of the telecommunications industries in most European Union member states. Further deregulation of the European Union telecommunications market is scheduled to occur in 2000 upon the implementation of the European Union's Amending Directive to the Interconnection Directive, which mandates the introduction of equal access and carrier pre-selection by 2000. See "Regulation--European Regulation of Telecommunications Services." A similar movement toward deregulation has already taken place in Australia and New Zealand, and is also taking place in Japan, Mexico, Hong Kong and other markets. Other governments have begun to allow competition for value-added and other selected telecommunications services and features, including data and facsimile services and certain restricted voice services. Deregulation and privatization have also allowed new long distance providers to emerge in other foreign markets. In many countries, however, the rate of change and emergence of competition remain slow, and the timing and extent of future deregulation is uncertain.

  On February 15, 1997, the U.S. and 68 other countries signed the WTO Agreement and agreed to open their telecommunications markets to competition and foreign ownership starting in January 1998. These 69 countries represent approximately 95% of worldwide telecommunications traffic. The Company believes that the WTO Agreement will provide IDT with significant opportunities to compete in markets in which it did not previously have access, and to provide facilities-based services to and from these countries. The Federal Communications Commission ("FCC") issued an order that significantly reduces U.S. regulation of international services in order to implement the U.S.'s commitments under the WTO Agreement. This order is expected to increase opportunities for foreign carriers to compete in the U.S. communications market, while increasing opportunities for U.S. carriers to enter foreign markets and to develop alternative termination arrangements with carriers that lack market power in other countries.

  Deregulation has encouraged competition, which in turn has prompted carriers to offer a wider selection of products and services at lower prices. The Company believes that the lower prices for telecommunications services that have resulted from increased competition have been more than offset by decreases in the costs of providing such services and increases in telecommunications usage. For example, based on FCC data for the period 1989 through 1995, per-minute settlement payments by U.S.-based carriers to foreign PTTs fell 31.4%, from $0.70 per minute to $0.48 per minute. Over this same period, however, per-minute international billed revenues fell only 13.7%, from $1.02 in 1989 to $0.88 in 1995. The Company believes that as settlement rates and capacity costs continue to decline, international long distance will continue to provide opportunities to generate relatively high revenues and per-minute gross profits.

 INTERNATIONAL SWITCHED LONG DISTANCE SERVICES

  International switched long distance services are provided through switching and transmission facilities that automatically route calls to circuits based upon a predetermined set of routing criteria. In the U.S., an international long distance call typically originates on a local exchange carrier's network and is switched to the caller's domestic long distance carrier. The domestic long distance provider then carries the call to its own or to another carrier's international gateway switch. From there it is carried to a corresponding gateway switch operated in the country of destination by the dominant carrier of that country and then is routed to the party being called though that country's domestic telephone network.

  International long distance providers can generally be categorized by the extent, if any, of their ownership and use of their own switches and transmission facilities. The largest U.S. carriers, AT&T, MCI WorldCom and Sprint primarily utilize owned U.S. transmission facilities and have operating agreements with, and own transmission facilities that carry traffic to, the countries to which they provide service. A significantly larger group of long distance providers own and operate their own switches and generally carry the overflow traffic of other long distance providers. These carriers either rely solely on resale agreements with other long distance carriers to terminate traffic or use a combination of resale agreements and leased or owned facilities in order to terminate their traffic, as discussed below.

  Operating Agreements. Operating agreements provide for the termination of traffic in, and return traffic from, the international long distance providers that have rights in facilities in different countries at a negotiated accounting rate. Under a traditional operating agreement, the international long distance provider that originates more traffic compensates the other long distance provider by paying an amount determined by multiplying the net traffic imbalance by the latter's share of the accounting rate. Under a typical operating agreement, each carrier has a right in its portion of the transmission facilities between two countries. A carrier gains ownership rights in a fiber optic cable by purchasing direct ownership in a particular cable (usually prior to the time that the cable is placed in service), by acquiring an "indefeasible right of use" in a previously installed cable, or by leasing or obtaining capacity from another long distance provider that either has direct ownership or an indefeasible right of use in the cable. In situations where a long distance provider has sufficiently high traffic volume, routing calls across an indefeasible right of use or leased cable capacity is generally more cost-effective on a per-call basis than the use of resale arrangements with other long distance providers. However, leased capacity and acquisition of an indefeasible right of use requires a substantial initial investment based on the amount of capacity acquired.

  Transit Arrangements. In addition to utilizing an operating agreement to terminate traffic delivered from one country directly to another, an international long distance provider may enter into transit agreements. Under these arrangements, a long distance provider in an intermediate country carries the traffic to the country of destination.

  Switched Resale Arrangements. A switched resale arrangement typically involves the wholesale purchase of termination services on a variable, per-minute basis by one long distance provider from another. A single international call may pass through the facilities of several long distance resellers before it reaches the foreign facilities-based carrier that ultimately terminates the call. Such resale, first permitted with the deregulation of the U.S. market, enabled the emergence of alternative international providers that relied, at least in part, on transmission services acquired on a wholesale basis from other providers. Resale arrangements set per-minute prices for different routes, which may be guaranteed for a set time period or which may be subject to change. The resale market for international transmission is constantly changing, as new long distance resellers emerge, and as existing providers respond to fluctuating costs and competitive pressures. In order to effectively manage costs when utilizing resale arrangements, long distance providers need timely access to changing market data and must quickly react to changes in costs through pricing adjustments or routing decisions.

  Alternative Transit/Termination Arrangements. As the international long distance market began to deregulate, long distance providers developed alternative transit/termination arrangements in an effort to decrease their costs of terminating international traffic. Some of the more significant arrangements include refiling, international simple resale and ownership of switching facilities in foreign countries.

  Refiling and transiting of traffic, which take advantage of disparities in settlement rates between different countries, allow traffic to a destination country to be treated as if it originated in another country that benefits from lower settlement rates with the destination country, thereby resulting in a lower overall termination cost. The difference between transit and refiling is that, with respect to transit, the long distance provider in the destination country has a direct relationship with the originating long distance provider and is aware of the arrangement, while with refiling, it is likely that the long distance provider in the destination country is not aware of the country in which the traffic originated or of the originating carrier. To date, the FCC has made no pronouncement as to whether refiling complies with either U.S. regulations or the regulations of the International Telecommunication Union.

  Under international simple resale, a long distance provider completely bypasses the accounting rate system by connecting an international leased private line (i) to the public switched telephone network of two countries or
(ii) directly to the premises of a customer or partner in one country and the public switched telephone network in the other country. While international simple resale is currently only sanctioned by applicable regulatory authorities on a limited number of routes, including U.S.-U.K., U.S.-Canada, U.S.-Sweden, U.S.-New Zealand, U.S.-Australia, U.S.-Netherlands, U.K.- worldwide, Canada-U.K. and U.S.-Japan, it is increasing in use and is expected to expand significantly as deregulation of the international telecommunications market continues. In addition, deregulation has made it possible for U.S.-based long distance providers to establish their own switching facilities in certain foreign countries, enabling them to terminate traffic directly.

 COMPETITIVE OPPORTUNITIES AND ADVANCES IN TELECOMMUNICATIONS TECHNOLOGY

  The combination of a continually expanding global telecommunications market, consumer demand for lower prices with improved quality and service, and ongoing deregulation has created competitive opportunities in many countries. Similarly, new technologies, including fiber optic cable and improvements in digital compression, have improved quality and increased transmission capacities and speed, with transmission costs decreasing as a result. In addition, the growth of the Internet as a communications medium, and advances in packet switching technology and Internet telephony are expected to have an increasing impact on the international telecommunications market.

  Advances in technology have created a variety of ways for telecommunications carriers to provide customer access to their networks and services. These include customer-paid local access, international and domestic toll-free access, direct digital access through dedicated lines, equal access through automated routing from the public switched telephone network, call reorigination and Internet telephony. The type of access offered depends on the proximity of switching facilities to the customer, the needs of the customer, and the regulatory environment in which the carrier competes. Overall, these changes have resulted in a trend towards bypassing traditional international long distance operating agreements as international long distance companies seek to operate more efficiently.

  In a deregulated country such as the U.S., carriers can establish switching facilities, own or lease fiber optic cable, enter into operating agreements with foreign carriers and, accordingly, provide direct access service. In markets that have not deregulated or are slow in implementing deregulation, international long distance carriers have used advances in technology to develop innovative alternative access methods, such as call reorigination. In other countries, such as Hong Kong and Singapore, where deregulation has commenced but has not been completed, carriers are permitted to offer data and facsimile services, as well as limited voice services including those to closed user groups, but are not yet permitted to offer full voice telephony. As countries deregulate, the demand for alternative access methods typically decreases because carriers are permitted to offer a wider range of facilities-based services on a transparent basis.

  The most common form of alternative international access, traditional call reorigination, avoids the high international rates offered by the dominant carrier in a particular regulated country by providing the user with a dial tone from a deregulated country, typically the U.S. To place a call using traditional call reorigination, a user dials a unique phone number to an international carrier's switching center and then hangs up after it rings. The user then receives an automated callback providing a dial tone from the U.S. which enables the user to complete the call. Technical innovations, ranging from inexpensive dialers to sophisticated in-country switching platforms, have enabled telecommunications carriers to offer a "transparent" form of call reorigination. The customer dials into the local switch, and then dials the international number in the usual fashion, without the "hang-up" and "callback," and the international call is automatically and rapidly processed. The Company believes that as deregulation occurs and competition increases in various markets around the world, the pricing advantage of traditional call reorigination to most destinations relative to conventional international direct dial service will diminish in those markets.

 DEVELOPMENTS IN THE INTERNET INDUSTRY

  Use of the Internet has grown rapidly since its initial commercialization in the early 1990's. However, determining the precise number of Internet users is extremely difficult because (i) the Internet does not have a single point of control from which statistics may be recorded; (ii) computers are connected and disconnected from the Internet on a continual basis; and (iii) a large number of users may access the Internet through a single network. The International Telecommunication Union estimates that there were approximately 120 million Internet users worldwide at the end of 1997 and that the number of Internet users may increase to 300 million by 2001.

  The Internet has evolved dramatically over the last several years as a result of several trends affecting the computer and communications industries. These trends include (i) the migration by organizations from proprietary mainframe environments to open systems and distributed computing; (ii) the emergence of low-cost, high-capacity telecommunications bandwidth; (iii) the increased use of PCs in the home; (iv) the increased percentage of PCs that are equipped with modems; (v) the growth of commercial on-line services; (vi) the growth of information, entertainment and commercial applications; and
(vii) the increase in the number and variety of services available on the Internet. Through an Internet connection, users can access commercial, educational and governmental databases, software, graphics, newspapers, magazines, library catalogs, industry newsletters, and other information. Currently, the primary uses of the Internet include e-mail, Web browsing, electronic commerce, file transfers, remote log-in, news, bulletin boards, chat services and other on-line services.

  In addition, during the last few years, several navigational and utility tools have become available that have enabled easier access to the resources of the Internet. Navigational software such as Netscape Navigator and Microsoft's Internet Explorer, and search tools from such companies as Excite, Inc. and InfoSeek, Inc., help users access information from the Internet.

  As the volume of information available on organizations' computer systems has increased and the use of data communications has grown as a preferred means of day-to-day communications, organizations increasingly seek a number of geographically dispersed access points to their own networks and to the networks of other organizations. In the commercial sector, the number of interconnections that businesses desire to establish with networks, customers, suppliers and affiliates generally has made the development of proprietary access systems on a case-by-case basis costly and time consuming. As a result, many organizations seek reliable, high-speed and cost-effective means of internetworking and increasingly rely on the Internet. As reliance on the Internet for the transmission of data, applications and electronic commerce continues to grow among organizations, the Company believes that these organizations will require reliable, geographically dispersed and competitively priced Internet access and services.

 INTERNET TELEPHONY

  The Internet telephony industry began in 1995, when experienced Internet users began to transfer voice messages from one personal computer to another. In 1995, VocalTec Communications, Ltd. ("VocalTec") introduced software that allowed personal computer users to place international calls via the Internet to other personal computer users for the price of a local call. In its early months, the growth of Internet telephony was constrained due to the poor sound quality of the calls and because calls were mainly limited to those placed from one personal computer to another.

  The poor sound quality of Internet telephony was due to the fact that the Internet was not created to provide for simultaneous voice traffic. Unlike conventional voice communication circuits, in which the entire circuit is reserved for a call, Internet telephony uses packet switching technology, in which voice data is divided into discrete packets that are transmitted over the Internet. These packets must travel through several routers in order to reach their destination, which may cause misrouting, and delays in transmission and reception. The limited capacity of the Internet has also restrained the growth rate of Internet telephony.

  However, as the industry has grown, substantial improvements have been made. New software algorithms have substantially reduced delays. The use of private networks or intranets to transmit calls as an alternative to the public Internet has alleviated capacity problems. Another key development has been the introduction of gateway servers, which connect packet-switched data networks such as the Internet to circuit-switched public telephone networks. Developments in hardware, software and networks are expected to continue to improve the quality and viability of Internet telephony. In time, packet-switched networks may become substantially less expensive to operate than circuit-switched networks, because carriers can compress voice traffic and place more calls on a single line.

  The Internet telephony market has grown in terms of the number and size of companies offering products. Established long distance providers such as AT&T, Bell Atlantic Corporation ("Bell Atlantic") and Deutsche Telekom AG ("Deutsche Telekom"), as well as other major companies such as Motorola, Inc. ("Motorola"), Microsoft Corporation ("Microsoft"), Intel Corporation ("Intel") and Netscape Communications Corporation ("Netscape"), have all entered or plan to enter the Internet telephony market, in certain cases by investing in companies engaged in the development of Internet telephony products. In addition, a number of large, well-capitalized companies such as Cisco Systems, Inc. ("Cisco"), Lucent Technologies, Inc. ("Lucent"), Northern Telecom Limited ("Nortel") and Dialogic Corporation ("Dialogic") have announced their intentions to offer server-based products that are expected to allow communications over the Internet between parties using a multimedia PC and a telephone and between two parties using telephones where both parties have specialized servers at each end of the call. Current product offerings include VocalTec's Internet Phone, QuarterDeck's WebPhone and Microsoft's NetMeeting.

  Internet telephony provides customers with substantial savings compared to conventional long distance calls, because the total cost of an Internet telephone call is based on the local calls to and from the gateways of the respective Internet service providers, thereby bypassing the international settlements process. According to industry sources, the market for calls carried by Internet telephony systems is expected to be approximately $30 million in 1998, and may increase to as much as $1.0 billion in 2002.

 MARKET OPPORTUNITY

  The market for international voice and data telecommunications is undergoing fundamental change and has experienced significant growth as a result of: (i) deregulation and privatization of telecommunications markets worldwide; (ii) the convergence of traditional voice and packet switching technology; and (iii) the growth of the Internet as a communications medium, including Internet telephony.

  Deregulation and Privatization of Telecommunications Markets
Worldwide. Significant legislation and agreements have been adopted since the beginning of 1996 which are expected to lead to increased liberalization of the majority of the world's telecommunication markets, including:

  . the U.S. Telecommunications Act, signed in February 1996, which establishes parameters for the implementation of full competition in the U.S. domestic local and long distance markets;

  . the European Union's Services Directive, adopted in 1990, which abolishes exclusive rights for the provision of voice telephony services throughout the European Union and the public switched telephone networks of any member country of the European Union by January 1, 1998, subject to extension by certain European Union member countries; and

  . the WTO Agreement, signed in February 1997, which creates a framework under which 69 countries have committed to liberalize their telecommunications laws in order to permit increased competition and, in most cases, foreign ownership in their telecommunications markets, beginning in 1998.

  The Company believes that these initiatives, as well as other proposed legislation and agreements, will provide increased opportunities for emerging competitive carriers such as IDT to provide telecommunications services in targeted markets. Deregulation has encouraged competition, which in turn has prompted carriers to offer a wider selection of services and reduce prices. The industry's projections for substantially increased international minutes of use and revenue by 2000 are based in part on the belief that reduced pricing as a result of deregulation and competition will result in a substantial increase in the demand for telecommunications services in most markets.

  Convergence of Traditional Voice and Packet Switching Technology. Technological advancements have allowed the use of packet switching technology for the transmission of voice telecommunications traffic, enabling a substantial increase in network efficiency, as well as the use of the Internet for voice communications. The use of the Internet as a voice communications medium provides significant reductions in the cost of transmitting traffic, while bypassing the cumbersome and expensive settlement process inherent in international voice communications. The development of voice applications for the Internet is part of a larger trend of convergence of standard voice and data networks. Internet telephony services are expected to be one of the fastest growth segments in the telecommunications industry. Industry sources have estimated that the size of the total market may reach $1.0 billion by 2002. The Company believes that the providers of packet switching technology will be able to offer quality communications services at rates that are significantly less than the rates currently charged for long distance calls.

  In connection with these processes, in June 1998, the Company announced a plan to market a corporate solution that will enable businesses to send both voice and data traffic over the Company's Internet network, resulting in substantially reduced costs for such users. The plan is designed to enable the Company's business customers in designated U.S. markets to fully integrate all communications services under one network. Using this plan, the Company's business customers will be able to make phone calls, send faxes, and run multiple applications on the Internet at high speeds through a single connection at reduced rates.

THE IDT APPROACH

  IDT's background as a leading alternative provider of wholesale and retail international telecommunications services, combined with its experience as a domestic Internet service provider and its leadership role in the field of Internet telephony, position it to capitalize on continuing deregulation in the international telecommunications marketplace and the convergence of voice and data telecommunications technologies. The Company leverages its customer base, existing carrier relationships and technology platforms to (i) develop new, low-cost termination arrangements; (ii) offer new services such as prepaid calling cards and Internet telephony to wholesale and retail customers in target countries; and (iii) negotiate partnership arrangements with existing and emerging carriers to market the Company's Internet telephony services.

STRATEGY

  The Company's objective is to be a leading provider of high-quality, low-cost international telecommunications services to wholesale and retail customers in both the U.S. and abroad. Key elements of the Company's strategy include:

  Focus on International Telecommunications. The Company believes that the international long distance market provides attractive opportunities due to its higher revenue and gross profit per minute, and higher projected growth rate compared to the domestic long distance market. The Company targets international markets with high volumes of traffic, relatively high per-minute rates and favorable prospects for deregulation and privatization. The Company believes that the ongoing trend toward deregulation and privatization will create new opportunities for the Company to increase its revenues and to reduce its termination costs, while maintaining balanced growth in wholesale and retail traffic.

  Expand Switching and Transmission Facilities. The Company is continuing to expand and enhance its network facilities by investing in switching and transmission facilities where traffic volumes justify such investments. Through Fiscal 1999, the Company intends to invest in (i) undersea cables connecting the U.S. and Europe, the U.S. and Asia, and points within Europe;
(ii) switching facilities in the U.S., the U.K., France, Italy, Germany and other European countries; and (iii) additional network compression equipment. The Company believes that these investments will allow it to reduce the cost of its services and to enhance its offerings, while maintaining its high service quality.

  Expand Service Offerings and Marketing Activities. The Company will continue to develop value-added services and to market them on a wholesale and retail basis in order to increase margins, optimize network utilization and improve customer loyalty. IDT has historically used technology to capitalize on regulatory opportunities and market niches by offering innovative value-added services such as call reorigination, international prepaid calling cards and Internet telephony. In addition, the Company intends to capitalize on its strategic alliances and other relationships with U.S. and foreign companies in order to expand its customer base.

  Combine Voice Telecommunications and Internet Telephony Expertise. The Company's knowledge of international voice telecommunications technology, packet switching technology and Internet telephony provides the Company with a significant competitive advantage as voice and Internet technologies converge. The efficiencies of packet switching technology and the artificially high costs of terminating international voice traffic resulting from the negotiated rate which international long distance providers pay one another to terminate traffic are expected to result in both high growth for Internet telephony and the transmission of voice telecommunications using packet switching technology. The Company expects that its leadership in Internet telephony and its knowledge of voice telecommunications systems will enable it to partner with foreign carriers seeking to provide inexpensive international termination to their customers.

  Pursue Strategic Alliances and International Agreements. The Company has capitalized on its significant traffic volume and technological expertise to negotiate favorable termination agreements with international carriers. The Company intends to continue to seek new termination relationships with established and emerging carriers to reduce its termination costs for traditional international voice telephony, and to seek foreign partners for the expansion of its Internet telephony offerings. To date, the Company has entered into 17 agreements with carriers that provide for the termination of its calls in 27 countries. In addition, the Company has negotiated partnership arrangements with Daewoo Corporation and Naray Mobile Telecom Inc. in South Korea and Marubeni Corporation in Japan to market its Internet telephony services. The Company may also selectively pursue strategic acquisitions as they become available.

  Maintain Low Operating Costs and Improve Profitability. The Company seeks to continue to improve its profitability by (i) maintaining a streamlined general and administrative staff; (ii) leveraging its general and administrative staff across its complementary telecommunications services businesses; (iii) capitalizing on its wholesale traffic volumes to arrange cost-effective resale and termination arrangements, while continuing to increase its sales of higher margin retail international minutes; and (iv) investing in network infrastructure and selling, general and administration expenses when such investment is justified by traffic volumes.

SERVICES

  IDT provides its customers with integrated and competitively priced international and domestic telecommunications, Internet access and Internet telephony services.

 TELECOMMUNICATIONS SERVICES

  The Company's four primary telecommunications services are: (i) wholesale carrier services; (ii) prepaid calling cards; (iii) international retail services for individuals and businesses; and (iv) domestic long distance services in the U.S. The Company generated revenues from its telecommunications business of approximately $303.9 million during Fiscal 1998.

 WHOLESALE CARRIER SERVICES

  The Company sells its wholesale carrier services to other U.S. and international carriers. In offering this service, the Company leverages the rates that it is able to obtain through (i) its extensive relationships in the long distance telecommunications industry; (ii) its ability to generate a high volume of long distance call traffic; and (iii) the advantageous rates negotiated with foreign PTTs and competitive carriers.

 PREPAID CALLING CARDS

  The Company sells prepaid debit and rechargeable calling cards providing access to more than 230 countries and territories. The Company's rates are between 10% and 50% less than the rates for international calls that are charged by the major facilities-based carriers. The Company's debit cards are marketed primarily to ethnic communities in the U.S. that generate high levels of international traffic to specific countries where the Company has favorable termination agreements. The Company's Colombianita and Colombiana cards offer attractive rates to Colombia, the Company's Dominicall, Merengue and Discovery cards offer attractive rates to the Dominican Republic and the Company's Mega Mexico card offers attractive rates to Mexico. In addition, the Company's Megatel and Metropolis cards provide favorable rates to a variety of countries. The Company's New York Exclusive and New Jersey Exclusive cards are distributed primarily in the New York and New Jersey area. The Company has recently introduced new calling cards in specific states or geographic areas which are marketed under the names California Exclusive, Connecticut Exclusive, Georgia Exclusive, Massachusetts Exclusive, Rhode Island Exclusive, Texas Exclusive and Washington-Virginia-Maryland Exclusive, and plans to distribute calling cards in Illinois and Florida. The Company's rechargeable cards permit users to place calls from 43 countries through international toll-free services.

  The Company's retail customers can use its calling cards at any touch tone telephone by dialing an access number, followed by a personal identification number (a "PIN") assigned to each prepaid calling card and the telephone number the customer seeks to reach. The Company's switch completes the call, and its debit card platform reduces the outstanding balance of the card during the call. The Company offers prepaid calling cards that can be used to access the Company's network by dialing a toll-free number or, in specific metropolitan markets, local area calling cards that only require a local call. The Company believes that many of its customers typically use its calling cards as their primary means of making long distance calls due to (i) attractive rates, (ii) reliable service, (iii) the ease of monitoring and budgeting their long distance spending and (iv) the appealing variety of calling cards offered by the Company to different market segments.

  In May 1998, the Company completed its acquisition of InterExchange, Inc. and its subsidiaries (collectively, "InterExchange"). Through InterExchange, the Company operates one of the nation's largest international debit card platforms. The platform provides the Company with a broad range of services used to conduct its calling card operations, including billing, routing of calls, and determining the amount of credit available on each outstanding calling card.

 INTERNATIONAL RETAIL SERVICES

  The Company offers international retail services to customers outside of the U.S., primarily through call reorigination. The Company also provides its call reorigination customers with access to enhanced U.S.

telecommunications service options at U.S. long distance rates. These options include: voicemail, itemized billing, speed dial codes that allow customers convenient access to the call reorigination service, personalized voice prompts that allow customers to be called back at extensions where the party being dialed must be requested by name, remote programmable service that allows customers the flexibility of selecting the number called back instead of receiving the call at a preprogrammed number, access to U.S. toll-free 888 and 800 numbers, and simplified billing that combines the cost of the call back to the customer and the cost of the customer's outbound call from the U.S. in one bill for convenient and orderly presentation. The Company markets its call reorigination service to businesses and individuals.

  As an alternative service, the Company provides international long distance services to certain overseas customers, currently in the United Kingdom, via standard international direct-dial network services. Through this service, the Company offers a foreign customer the ability to place a direct call to an international destination over the Company's leased network at competitive rates without the need for call reorigination. In markets that are deregulating, the Company's strategy is to migrate its call reorigination customers to international direct-dial service, where operating environments warrant. The Company expects to offer international direct-dial service in France and Germany by the end of 1999.

 DOMESTIC LONG DISTANCE SERVICES

  The Company markets certain long distance services directly to retail customers in the U.S. The Company's customers pay rates that are between 10% and 50% less than the rates for domestic long distance service charged by the major facilities-based carriers. The Company markets the long distance service as a value-added bundled service with its dial-up Internet access, and offers customers who maintain minimum monthly long distance billing levels rates that are approximately 20% less than the rates for dial-up Internet access that are charged by the major national Internet service providers.

 INTERNET ACCESS

  The Company's three primary Internet access and online services are: (i) dial-up Internet access for individuals and businesses; (ii) direct-connect dedicated Internet services for corporate customers; and (iii) the Genie online entertainment and information services. The Company generated revenues from its Internet access business of $20.0 million during Fiscal 1998.

 DIAL-UP ACCESS SERVICES

  The Company's dial-up service offers individuals unrestricted Internet access with an easy-to-use point-and-click graphical user interface for a fixed monthly fee. IDT provides its customers with access to a full range of Internet applications, including e-mail functions, Web sites, Usenet news groups, databases and public domain software, as well as a full graphics package and browser software.

  The Company provides its individual customers with several pricing options. Currently, the Company offers Basic Internet service for $19.95 per month and Premium Service for $29.95 per month. Each is a fully graphical account bundled with an Internet browser, unlimited dial-up Internet access, and an e-mail account. Premium Service customers are entitled to the Reuters news service, a second e-mail address, eight megabytes of personal Web space storage, and special customer support services. The Company also offers basic Internet access accounts for $15.95 per month for customers who sign up for IDT's long distance telephone service and maintain their monthly long distance telephone billings at or above $40 per month. The Company offers free Basic Internet accounts for those customers who sign up for IDT's long distance telephone service and maintain their monthly telephone billings at or above $150 per month. In addition, the Company offers an e-mail only account for $7.95 per month.

  The Company has entered into an agreement with Mail Call, Inc., pursuant to which the Company's Internet subscribers are able to retrieve e-mail via telephone, using text-to-speech technology. This service, which is called "Mail Call," enables subscribers to hear their e-mail messages by calling to a toll-free telephone number, without the need for a computer. Subscribers to this service can choose to listen to the text of each message (in English or Spanish), have a "hardcopy" of the message sent to any fax machine in North America, or reply to the message using one of several features. Mail Call also offers several preference options, including six different voices with three pitches each, a default fax phone number, a customized response, and several pattern matching strings which can be used to filter and prioritize incoming e-mail messages.

 DIRECT CONNECT DEDICATED SERVICES

  The Company offers a variety of Internet access options and applications specifically designed to address the unique needs of medium to large-sized businesses. These corporate clients typically require high-speed dedicated circuits because either they desire to put up a Web site, the nature of their business requires the transfer of large data files, or it would be impractical for them to maintain dial-up accounts for all their employees who require Internet access. The Company currently charges clients using 56 kilobits per second lines approximately $350 per month for direct connect service and clients utilizing full T1's approximately $1,400 per month for direct connect service.

 GENIE SERVICES

  In addition, the Company offers the Genie online service, giving subscribers access to roundtables, bulletin boards and chat areas, individual and multiplayer games, news, travel, entertainment, weather and other information services. Currently, the Company markets the Genie content as an online service available only to subscribers. The Company offers Internet access to Genie online subscribers for an additional fee. In February 1998, the Company entered into an agreement with Brother International to offer Genie as a bundled value-added service to accompany desktop word processors and desktop publishers.

INTERNET TELEPHONY

  In August 1996, the Company began offering Net2Phone, the first commercial telephone service to bridge calls between multimedia PCs and telephones via the Internet, and to charge for this service on a per-minute basis. Upon installation of the Net2Phone software, which is provided by the Company primarily through the Internet without charge, a Net2Phone user receives an account number, and chooses a personal identification number as an added security feature. Once the Net2Phone software is installed, a user may place toll-free "800" or "888" calls from anywhere in the world without incurring any charges for such calls. Upon a user's prepayment for Net2Phone minutes, the user may begin using Net2Phone to place telephone calls worldwide. In July 1997, Net2Phone was recognized as the "Product of the Week" by PC Magazine. In Fiscal 1998, Net2Phone received the following awards and commendations:
SuperQuest Award for Excellence in IP Telephony, Frost & Sullivan Award for Excellence in IP Telephony Market Engineering, CTI Editor's Choice Award, and Best IP telephony card by Telecard World Magazine.

  A user places a Net2Phone call after establishing a connection to the Internet. The call is routed over the Internet, at no charge to the customer, to the Company's telecommunications switches in the U.S. The call is then routed in the same manner as other voice telephony calls, using the Company's least-cost routing platform in order to increase the savings realized by international callers. Net2Phone's voice quality has been enhanced through the use of technology licensed from Lucent, and the software relating to Net2Phone is available in seven different languages. For calls originating overseas, the cost of placing and terminating the call with Net2Phone is up to 95% below the rates generally charged by traditional foreign carriers to place and terminate standard international telephone calls.

  In October 1997, the Company introduced Net2Phone Direct, a commercial telephone service that allows for international and domestic phone-to-phone calling via the Internet using packet switching technology. Net2Phone Direct enables phone-to-phone calling between two parties using telephones, while using the Internet to transport the long-haul components of the call. Users of Net2Phone Direct are able to call a local or toll-free access number, which connects the call to the Internet. Through such use of the Internet, the Company expects to significantly reduce the cost of international and domestic calling by extending the benefits of placing Internet telephone calls to customers with access to a regular telephone without requiring the use of PCs or individual Internet access. The Company also intends to develop a global network of switches and servers, thereby expanding the Company's ability to provide competitively priced Internet telephony solutions. The Company generated revenues from its Internet telephony business of $11.5 million during Fiscal 1998.

  IDT has entered into agreements with resellers in approximately five countries worldwide, pursuant to which such parties purchase and house the Net2Phone Direct servers in their country and resell Net2Phone Direct pin numbers to end-users. IDT provides customer service and technical support for Net2Phone and Net2Phone Direct customers in seven languages on a 24 hour per day, 7 day per week basis.

SALES, MARKETING AND DISTRIBUTION

 TELECOMMUNICATIONS

  The Company primarily markets its international telecommunications services through its direct wholesale carrier services sales staff. The staff primarily relies on, and benefits from, (i) the Company's extensive relationships and increasing international exposure and recognition throughout the long distance industry for marketing its carrier services; (ii) the Company's substantial traffic volumes, which enable the Company to negotiate for lower rates; and
(iii) favorable terminating rates negotiated with PTTs and foreign carriers.

  The Company primarily markets its international call reorigination services through its overseas network of independent sales representatives. The foreign sales representatives, who are supervised by the Company's U.S.-based sales managers, provide the Company with access to local business and residential customers and new opportunities in the local markets they serve. The Company pays its foreign sales representatives on a commission basis. As of October, 1998, the Company was represented by over 300 foreign sales representatives in over 170 countries. The Company also has commenced direct sales efforts, primarily through overseas advertising in international print media to penetrate particular market segments that it does not currently serve.

  The Company currently markets its prepaid debit cards to retail outlets throughout the U.S. though Union Telecard Alliance, LLC ("Union"), a joint venture company formed with Carlos Gomez, of which the Company owns 51% of the outstanding equity interests. The agreement between IDT and Carlos Gomez provides for the termination of the joint venture under certain circumstances. In such a case occurring during the first two years of the joint venture, the Company's equity interests in Union could be transferred to Mr. Gomez in exchange for all (during the first year of the joint venture) or one-half (during the second year of the joint venture) of the Company's purchase price therefor. Beginning in the third year of the joint venture, the joint venture would terminate through the purchase of one party's interest by the other. The Company's rechargeable calling cards are distributed primarily through in-flight magazines.

  Union has entered into agreements with sub-distributors, located in Chicago, Florida, New York, Ohio and Texas, whereby the sub-distributors have agreed to market the prepaid calling cards of the Company in exchange for preferential pricing, exclusive cards, extensions of credit, incentive bonuses and technical support from the Company which is intended to assist each respective partnership in the growth and development of its business. The exclusive calling cards of the Company will be marketed by the corresponding partnership in a given state.

 INTERNET ACCESS

  The Company established itself as a leading national provider of Internet access services primarily through extensive broadcast and print advertising to the consumer market. In Fiscal 1997, the Company refocused the marketing efforts of its Internet access operations in order to lower the cost of acquiring new customers. While the Company intends to continue various means of broadcast advertising in select markets, the Company's sales and marketing efforts now are focused primarily on increasing its Internet customer base through (i) OEM transactions, including hardware, software and operating system bundling, (ii) retail channel distribution agreements and (iii) bundling Internet access with long distance telephone service. Additionally, the Company has entered into agreements with other Internet service providers to resell IDT's Internet access services. Through these strategies, the Company believes that it will increase its exposure to the millions of computer users who are potential customers of the Company's Internet access services, while reducing its customer acquisition costs as compared to traditional broadcast and print advertising. As of October 20, 1998, the Internet sales force consisted of approximately 25 salespersons. The Company's Internet sales staff is closely supervised and undergoes customized and ongoing training to ensure a high level of knowledge and service.

 INTERNET TELEPHONY

  The Company currently markets its Net2Phone Internet telephony services primarily by distributing its Net2Phone software without charge via the Internet and acquiring commercial Net2Phone customers through its prepaid platform. IDT currently promotes its Net2Phone service through online and Internet-based advertising venues, traditional print advertising in international publications, and electronic media. In addition, the Company has entered into agreements to bundle the required software for Net2Phone, as a value-added component, with the software of other companies, and with other PC and computer equipment. Such bundling agreements have included bundling Net2Phone with a telephone handset product called Internet PhoneJACK(R) developed by Quicknet Technologies, Inc.; this combination is marketed under the name Net2Phone Pro. The Company has entered into agreements with Yahoo! Inc., JABRA(R) Corporation, Broadcast.com, IBM Corporation, Packard Bell NEC Europe, Excite, Inc. and Creative Technology Ltd. to bundle the required software for Net2Phone with other software and computer equipment, and plans to enter into additional bundling agreements with various computer manufacturers and distributors of computer and telephone components.

  The Company has entered into exclusive agreements with resellers in certain countries, pursuant to which such resellers purchase bulk amounts of Net2Phone minutes in advance, and resell such minutes to users in their own countries as representative sellers of Net2Phone. The Company currently offers Net2Phone Direct in over 62 cities in the U.S., and has entered into agreements with Daewoo and Naray in South Korea and Marubeni in Japan to market Net2Phone Direct in those countries. The Company also seeks to sell Net2Phone Direct switch servers to additional third parties in strategic markets worldwide, and to enter into agreements to resell the Click2CallMe service.

  In April 1998, the Company began offering its Click2Talk Service, in which an icon is placed on a customer's website. When an end-user of the website that is equipped with an appropriately configured multimedia PC clicks on the Click2Talk icon, the Net2Phone technology directly dials the customer's toll-free customer service number.

  In August 1998, the Company commenced offering the Click2CallMe service, in which an icon is placed on a customer's website. When an end-user of the website clicks on the Click2CallMe icon, IDT's callback and Net2Phone technologies notify the customer, and then dials the end-user in order to connect the customer and the end-user.

INTERNATIONAL SALES

  In Fiscal 1996, 1997 and 1998, international customers accounted for approximately 23%, 25% and 11% of the Company's total revenues, respectively. See Note 9 to the Company's Consolidated Financial Statements. The Company anticipates that revenues from international customers will continue to account for a significant percentage of its total revenues.

 BUNDLING OF SERVICE OFFERINGS

  The Company bundles its Internet access services with its domestic long distance telephone services. By bundling its long distance phone service with its $15.95 per month discounted dial-up Internet access, the Company is currently able to compete with many major national providers of Internet access by offering rates that are on average 20% lower. By bundling its Internet access services with its rechargeable calling cards, the Internet access rates can be as much as 45% lower. At the same time, the Company differentiates itself from its competitors in the Internet access market who are unable to offer their customers significant savings on their monthly long distance bills. The Company leverages its existing Internet sales force for the sale of its bundled long distance and Internet access service.

 MULTI-LEVEL MARKETING SYSTEM

  In September 1998, the Company established a subsidiary, Nuestra Voz Direct Inc., a Delaware corporation, though which the Company intends to market its products and services by means of a multi-level marketing system. This system will enable Nuestra Voz Direct's independent distributors to sell the Company's products to consumers or other distributors. Distributors may also develop their own distributor downline organizations by sponsoring other distributors to do business in any market in which Nuestra Voz Direct operates, entitling the sponsors to receive bonuses on sales within their downline organizations. Nuestra Voz Direct initially plans to establish a network of distributors that will direct their sales towards Spanish-speaking residents of the U.S.

CUSTOMERS

 TELECOMMUNICATIONS

  As of October 1, 1998, the Company had approximately 110 wholesale customers located in the U.S. and Europe. The Company supplements this wholesale customer base by offering retail long distance services to individuals and business customers in the U.S. and over 170 countries, including over 50,000 call reorigination customers. Since January 1997, the Company has sold over 18,000,000 prepaid calling cards and over 93,000 rechargeable debit cards.

 INTERNET ACCESS

  IDT is one of the nation's largest Internet service providers. As of October 20, 1998, the Company offered local dial-up access to approximately 75,000 retail customers, and provided dedicated access to approximately 350 medium and large-sized businesses.

 INTERNET TELEPHONY

  As of October 20, 1998, the Company's Net2Phone service has been used by over 500,000 registered customers worldwide. Total usage of Net2Phone increased from approximately 1.5 million minutes in October 1997 to more than five million minutes in October 1998. In addition, since its inception in October 1997, approximately 99,000 customers have registered for the Company's Net2Phone Direct service.

CUSTOMER SUPPORT AND BILLING

  IDT believes that reliable, sophisticated and flexible billing and information systems are essential to its ability to remain competitive in the global telecommunications market. Accordingly, the Company has invested substantial resources to develop and implement its proprietary management information systems.

  The Company's billing system enables the Company to (i) accurately analyze its network traffic, revenues and margins by customer and by route on an intra-day basis; (ii) validate carrier settlements; and (iii) monitor least cost routing of customer traffic. The entire process is fully automated and increases efficiencies by reducing the need for monitoring by the Company's employees. The Company believes that the accuracy and efficiency of its management information systems provide it with a significant strategic advantage over other emerging carriers.

  The Company has also developed a sophisticated real-time management information system for its Internet telephony services. The Company is able to monitor the length and quality of the calls that are placed over its Net2Phone and Net2Phone Direct systems, thereby helping to ensure a high level of service and more efficient routing of calls. In addition, this system helps the Company prevent fraud, and assists in the customer management process by automatically informing customers of new information, including system upgrades.

  The Company believes that its ability to provide adequate customer support services is a crucial component of its ability to retain customers. The Company has successfully focused on improving such service through measures including the addition of support personnel and the monitoring of customer waiting time. The customer support staff provides 24-hour technical assistance in addition to general service assistance. Customer support personnel communicate with subscribers via telephone, e-mail and fax. The Company requires that each customer support staff member field a minimum number of calls and e-mails each day. The Company also employs liaisons between the customer support and technical staffs to ensure maximum responsiveness to changing customer demands.

NETWORK INFRASTRUCTURE

  The Company maintains an international telecommunications switching infrastructure and U.S. domestic network, consisting of owned and leased lines that enable it to provide an array of telecommunications, Internet access and Internet telephony services to its customers worldwide. IDT believes it enjoys competitive advantages by utilizing this network to carry both voice and Internet traffic, resulting in the optimization of both its network utilization and associated capital.

  IDT's network is monitored 24 hours a day, seven days a week, and 365 days a year by its network operations center. The entire network is centrally managed from IDT's control center through the use of a standardized communications protocol. In addition, two proprietary monitoring systems are used to manage modem pools.

 TELECOMMUNICATIONS NETWORK

 PRIVATE LINE NETWORK

  The Company operates a growing telephone network consisting of resold international switched services, U.S. domestic dedicated leased fiber optic lines, and Company-owned switch equipment in the U.S. which are interconnected to major PTTs, emerging carriers and domestic interexchange carriers, local exchange carriers and competitive local exchange carriers. IDT's major switching facilities are located in Piscataway, N.J., Westfield, N.J., New York, N.Y. and London, England. These varied locations serve to provide the network with redundancy and diversity. All of these locations are linked with the dominant local exchange carrier as well as at least one of the competitive local exchange carriers, allowing the Company to interconnect with all major interexchange carriers to switch traffic via the Company's leased private-line DS3 network. Furthermore, all of the Company's locations are interconnected via leased lines to enhance network reliability and redundancy as each location interconnects with the various carriers. In September 1998, the Company entered into a long-term agreement with Frontier Communications of the West, Inc. ("Frontier") to obtain dedicated DS-1, DS-3, OC-3 and OC-12 circuit capacity in the U.S. over Frontier's network. This agreement provides the Company with additional network facilities that will enable it to expand the range and reliability of its data and voice transmission services, and to reduce its network costs.

  In addition, the Company owns and leases switched services to connect its U.S. and U.K. facilities. These services are used to originate traffic from IDT's customer base in the U.K. and to terminate existing carrier and call reorigination traffic to the U.K. The Company has 17 terminating agreements that provide for the termination of traffic in 27 countries, including agreements with companies based in Spain, the Dominican Republic, Italy, Bangladesh, Cyprus and Chile. The Company also plans to obtain leased lines to these destinations, which will result in reduced costs for termination to these countries. The Company has also targeted countries such as the Netherlands, Germany and France for network expansion due to the large number of minutes the Company presently terminates and the size of the Company's installed base of telecommunications customers in these countries.

 SWITCHING PLATFORMS

  The Company utilizes two major switching platforms. The Company uses its Excel LNX switches for its application-based products such as call reorigination, direct dial, call through, prepaid calling cards, and value-added services such as voice prompts, speed dialing, voice mail and conferencing. The Excel LNX is flexible and programmable, and is designed to implement network-based intelligence quickly and efficiently. The Company currently owns more than 50 Excel LNX switches. The other platform is the Nortel DMS250-300, which serves as an international gateway and generic carrier switch. The Company currently owns two Nortel switches. The Company plans to install three more switching platforms in Los Angeles, Miami and New Jersey during Fiscal 1999. All of the Company's switches are modular, scaleable and equipped to signal in such protocols as ISDN or SS7 so as to be compatible with either domestic or foreign networks.

  The Company plans to use other technologies, including Nortel ERS switches, which allow for the dynamic allocation of voice and data traffic, to enable the Company's Internet network to be used for the transmission of traditional telephone minutes. If successfully developed, this leveraging of IDT's Internet network could provide considerable cost efficiencies for transporting a substantial portion of the Company's domestic voice traffic.

 SOFTWARE

  The Company's Excel LNX switch incorporates Company-developed software which efficiently performs all the applications the Company requires to provide value-added services, as well as billing and traffic analysis. The software enables the Excel LNX to route all calls via the Company's least-cost routing platform. Least-cost routing is a process by which the Company optimizes the routing of calls over the least cost route on its switch for over 230 countries. In the event that traffic cannot be handled over the least cost route due to capacity or network limitations, the least-cost routing system is designed to transmit the traffic over the next least cost route. The least-cost routing system analyzes several variables that may affect the cost of a long distance call, including different suppliers, different time zones and multiple choices of terminating carrier in each country. In some instances, instead of routing a call directly between two overseas points, the least-cost routing system may backhaul an overseas carrier's minutes using resold switched services to the Company's U.S.-based switch in order to terminate the traffic in a third country while taking advantage of the Company's competitive U.S.-based international long distance rates. The least-cost routing system is continually reviewed in light of rates available from different suppliers to different countries to determine whether the Company should add new suppliers to its switch to further reduce the cost of routing traffic to a specific country and to maintain redundancy, diversity and quality within the switching network.

 INTERNET NETWORK

  The Company operates a national Internet network comprised of a leased DS3 45 megabits per second backbone of high speed fiber optic lines connecting eight major cities across the U.S., and leased dedicated T1 fiber optic lines connecting smaller cities to the network. The network backbone uses state-of-the-art routing platforms including Cisco Series 7000 routers and Nortel ERS Magellan switches. The DS3 backbone connects traffic at four major Internet "meet" points where the Company maintains switching and routing equipment and has peering arrangements to exchange Internet traffic with over 50 other Internet backbone providers. To minimize the potential detrimental effects of single points of failure, the Company deploys a minimum of two dedicated leased data lines to each backbone node and remotely positions secondary servers for all configuration and authentication hosts. Multiple data segments are used in high traffic areas to minimize packet loss and to reduce the frequency of congestion in the network. Also, major IDT backbone nodes employ routing switches for directing network traffic. To further enhance network performance, the Company employs an "Open Shortest Path First" protocol, which allows data traffic to be routed most efficiently.

  The Company seeks to retain flexibility and to maximize its opportunities by utilizing a continuously changing mix of routing alternatives. This diversified approach is intended to enable the Company to take advantage of the rapidly evolving Internet market in order to provide low-cost service to its customers.

  The Company utilizes the local dial-up switching infrastructure of several Alliance Partners across the country to supplement the Company's owned and operated local dial-up infrastructure. The Alliance Partners, which are independently-owned Internet service providers, employ routing and modem equipment which meet the Company's standards for providing dial-up access services. The Company offers the Alliance Partners a monthly fee for each customer account routed through their local access networks. The Company also provides billing, advertising, marketing and customer acquisition services, in exchange for which the Alliance Partners provide local Internet access. The agreements with Alliance Partners generally have one year terms and do not prohibit the Company from constructing its own local installed POP where warranted.

  The Company entered into an agreement with PSINet Inc. ("PSINet") in June 1996 to use PSINet as the primary Alliance Partner for the Company's dial-up Internet access customers in areas where PSINet has POPs and where there are no other Alliance Partners. The Company leases and operates a dedicated T3 connection to the PSINet network in order to maintain control of the Company's provisioning of customers and to provide customers with access to electronic mail and newsfeeds. Through the buildout of its own infrastructure and its agreement to utilize the PSINet network as well the local networks of its Alliance Partners, IDT now operates one of the nation's largest networks, providing local dial-up Internet access through more than 450 POPs, of which the Company owns more than 75 POPs.

RESEARCH AND DEVELOPMENT

  The Company employs a technical staff that is devoted to the improvement and enhancement of the Company's existing telecommunications and Internet products and services, including switching technologies and the development of new technologies and products, such as Net2Phone and Net2Phone Direct. The Company's current research and development projects include the development of switching and compression technologies that are designed to increase the efficiency of the Company's telecommunications network. The Company believes that the ability to adjust and improve existing technology and to develop new technologies in response to, and in anticipation of, customers' changing demands is necessary to compete in the rapidly changing telecommunications and Internet industries. There can be no assurance that the Company will be able to successfully develop new technologies or effectively respond to technological changes or new industry standards or developments on a timely basis, if at all.

COMPETITION

  The markets in which the Company operates are extremely competitive and can be significantly influenced by the marketing and pricing decisions of the larger industry participants. The barriers to entry are not insurmountable in any of the markets in which the Company competes. The Company expects competition in these markets to intensify in the future.

 TELECOMMUNICATIONS

  The market for prepaid calling cards has become highly competitive. IDT competes with both the larger established telecommunications companies as well as with the smaller, emerging carriers in the prepaid calling card market. Included among the Company's competitors are Star Telecommunications, Inc., RSL Communications, Ltd., SmarTalk Teleservices, Inc. and Pacific Gateway Exchange, Inc. Furthermore, as the Company continues to expand its operations into foreign markets it will compete with the dominant PTTs in those markets

  With respect to its other telecommunication services, the Company competes with (i) interexchange carriers and other long distance resellers and providers, including large carriers such as AT&T, MCI WorldCom and Sprint;
(ii) foreign PTTs; (iii) other providers of international long distance services such as STAR Telecommunications, Inc., Pacific Gateway Exchange, Inc., RSL Communications Ltd. and Telegroup, Inc.; (iv) alliances that provide wholesale carrier services, such as Global One (Sprint, Deutsche Telekom AG and France Telecom S.A.) and Uniworld (AT&T, Unisource-Telecom Netherlands, Telia AB, Swiss Telecom PTT and Telefonica de Espana S.A.); (v) new entrants to the domestic long distance market such as the regional bell operating companies in the U.S., who have announced plans to enter the U.S. interstate long distance market pursuant to recent legislation conditionally authorizing such entry, and utilities such as RWE Aktiengesellschaft in Germany; and (vi) small long distance resellers. Moreover, some of the Company's competitors have announced business plans similar to the Company's regarding the expansion of telecommunications networks into Europe. Many of the Company's competitors are significantly larger and have substantially greater market presence, as well as greater financial, technical, operational, marketing and other resources and experience than the Company.

  The Company competes for customers in the telecommunications markets primarily based on price and, to a lesser extent, the type and quality of service offered. Increased competition could force the Company to reduce its prices and profit margins if its competitors are able to procure rates or enter into service agreements that are comparable to or better than those the Company obtains, or are able to offer other incentives to existing and potential customers. Similarly, the Company has no control over the prices set by its competitors in the long distance resale carrier-to-carrier market.

 INTERNET ACCESS

  The Company's current and prospective competitors in the Internet access market include many large companies that have substantially greater market presence, as well as greater financial, technical, operational, marketing and other resources and experience than the Company. The Company's Internet access business competes or expects to compete directly or indirectly with several types of companies: (i) other national and regional commercial Internet service providers, such as NETCOM On-Line Communication Services, Inc. ("NETCOM"); (ii) established online services companies that offer Internet access, such as America Online, Inc. ("AOL"), CompServe Interactive Services, Inc. ("CompuServe"), and Prodigy Communications Corporation ("Prodigy"); (iii) computer software and technology companies such as Microsoft; (iv) national long distance telecommunications carriers, such as AT&T, MCI WorldCom and Sprint; (v) regional bell operating companies; (vi) cable television operators, such as Comcast Corporation ("Comcast"), Tele-Communications, Inc. ("TCI") and Time Warner Inc. ("Time Warner"); (vii) nonprofit or educational Internet service providers; (viii) newly-licensed providers of spectrum-based wireless data services; and (ix) competitive local telephone service providers such as AT&T, Teleport Communications Group Inc. ("TCG") and MCI WorldCom.

  The Company believes that its ability to compete successfully in the Internet access market depends upon a number of factors including: (i) market presence; (ii) the adequacy of the Company's customer support services; (iii) the capacity, reliability and security of its network infrastructure; (iv) the ease of access to and navigation of the Internet; (v) the pricing policies of its competitors and suppliers; (vi) regulatory price requirements for interconnection to and use of existing local exchange networks by Internet service providers; (vii) the timing of introductions of new products and services by the Company and its competitors; (viii) the Company's ability to support existing and emerging industry standards; and (ix) trends within the industry as well as the general economy. There can be no assurance that the Company will have the financial resources, technical expertise or marketing and support capabilities to continue to compete successfully in the Internet access market.

 INTERNET TELEPHONY

  The market for Internet telephony services is expected to be extremely competitive. Most of the current Internet telephony products enable voice communications over the Internet between two parties simultaneously connected to the Internet via multimedia PCs, where both parties are using identical Internet telephony software products. Current product offerings include VocalTec's Internet Phone, QuarterDeck WebPhone and Microsoft's NetMeeting. In addition, a number of large, well-capitalized companies such as Intel, Cisco, Lucent, Nortel and Dialogic have announced their intentions to offer server-based products that are expected to allow communications over the Internet between parties using a multimedia PC and a telephone and between two parties using telephones where both parties have specialized servers at each end of the call. Several other companies, such as AT&T, Sprint and Qwest Communications, have recently commenced offering or announced plans to offer Internet telephony products and services. There can be no assurance that the Company will be able to successfully compete in the developing Internet telephony market, or that other large companies will not enter the market as suppliers of Internet telephony services or equipment. In addition, the Company's competitors may introduce products that permit origination and termination of calls at a telephone through the Internet.

REGULATION

 TELECOMMUNICATIONS

  As a multinational telecommunications company, the Company is subject to varying degrees of regulation in each of the jurisdictions in which it operates. As a non-dominant carrier lacking substantial power to influence market prices in the U.S., the Company's provision of international and domestic long distance telecommunications services in the U.S. is generally subject to less regulation than a carrier that has such power. Despite recent trends toward deregulation, some of the countries in which the company intends to provide telecommunications services do not currently permit the Company to provide public switched voice telecommunications services. In those countries in which the Company operates that are not yet open to public switched voice service competition, the Company provides services to closed user groups and a variety of value-added services, as permitted by each country's laws.

  Regulation of Domestic Telecommunications Services. In the U.S., provision of the Company's services is subject to the provisions of the Communications Act, as amended by the Telecommunications Act of 1996 (the "Telecommunications Act") and the FCC regulations promulgated thereunder, as well as the applicable laws and regulations of the various states administered by the relevant state authorities. The recent trend in the U.S., for both federal and state regulation of telecommunications service providers, has been in the direction of reducing regulation. Nonetheless, the FCC and relevant state authorities continue to regulate ownership of transmission facilities, provision of services and the terms and conditions under which the Company's services are provided. Non-dominant carriers, such as the Company, are required by federal and state law and regulations to file tariffs listing the rates, terms and conditions for the services they provide. In October 1996, the FCC adopted an order (the "Detarriffing Order") which eliminated the requirement that non-dominant interstate carriers such as the Company maintain tariffs on file with the FCC for domestic interstate services. The Detariffing Order has been appealed to the U.S. Court of Appeals for the D.C. Circuit, and a stay has been issued pending a decision on the merits of the appeal. It is unclear when the Court will rule on the appeal.

  On May 8, 1997, the FCC issued an order to implement the provisions of the Telecommunications Act relating to the preservation and advancement of universal telephone service (the "Universal Service Order"). The Universal Service Order requires all telecommunications carriers providing interstate telecommunications services to contribute to universal support by contributing to (i) a fund for schools and libraries, (ii) a fund for rural health care and
(iii) a fund for the development of regions characterized by high telecommunications costs and low income levels (collectively, the "Universal Service Funds"). These contributions became due beginning in 1998 for all providers of interstate telecommunications services. Such contributions are assessed based on certain defined intrastate, interstate and international end user telecommunications revenues. Contribution factors vary quarterly, and carriers, including the Company, are billed each month. Contribution factors for 1998 have ranged from 3.19% to 3.14% for the high cost and low income fund (interstate and international gross end user telecommunications revenues) and 0.72% and 0.76% for the schools, libraries and rural health care funds (intrastate, interstate and international gross end user telecommunications revenues), respectively. In addition, many state regulatory agencies have instituted proceedings to revise state universal support mechanisms to make them consistent with the requirements of the Telecommunications Act. As a result, the Company will be subject to state, as well as federal, universal service fund contribution requirements, which will vary from state to state. Several parties have appealed the FCC's May 8th order, and these appeals have been consolidated in the U.S. Court of Appeals for the Fifth Circuit. In addition, a number of telecommunications companies have filed a petition for stay with the FCC, which is currently pending.

  Pursuant to the Universal Service Order, all carriers are required to submit a Universal Service Fund worksheet in March and September of each year. The Company has filed each of its Universal Service Fund worksheets. The amounts remitted to the Universal Service Fund may be billed to the Company's customers. If the Company does not bill these amounts to its customers, its profit margins may be less than if it had elected to do so. However, if the Company elects to bill these amounts to its customers, customers may reduce their use of the Company's services, or elect to use the services provided by the Company's competitors, which may have a material adverse effect upon the Company's business, financial condition, or results of operations.

  The FCC recently instituted a rulemaking proceeding in which it is determining whether to allow the regional bell operating companies to provide advanced data services (certain of which are currently provided by the Company) through a structurally separated and largely deregulated subsidiary. Such companies are currently barred from providing such services, except under certain limited circumstances. The proposed rulemaking would not permit the provision of such services to cross the boundaries of the approximately 200 local telephone calling areas that were created in 1984 in connection with the divestiture by AT&T of the regional bell operating companies. If the FCC adopts such a rule, it could have a material adverse affect on the Company by enabling the regional bell operating companies to more effectively compete with the Company with respect to these services.

  In addition to regulation by the FCC, the majority of the states require the Company to register or apply for certification prior to initiating intrastate interexchange telecommunications services. To date, the Company, together with its subsidiaries, is authorized through certification, registration or on a deregulated basis to provide intrastate interexchange telecommunications services in 47 states. State issued certificates of authority to provide intrastate interexchange telecommunications services can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of the state regulatory authorities. Fines and other penalties also may be imposed for such violations.

  U.S. Regulation of International Telecommunications Services. International common carriers, such as the Company, are required to obtain authority under
Section 214 of the Communications Act and file a tariff containing the rates, terms and conditions applicable to their services prior to initiating their international telecommunications services. The Company has obtained a global
Section 214 authority from the FCC to use, on a facilities and resale basis, various transmission media for the provision of international switched and private line services. Non-dominant international carriers such as the Company must file their international tariffs and any revisions thereto with one day's notice. Additionally, international telecommunications service providers are required to file copies of their contracts with other carriers, including foreign carrier agreements, with the FCC within 30 days of execution. The FCC's rules also require that the Company file periodically a variety of reports regarding the volume of its international traffic and revenues and use of international facilities. In addition to the general common carrier principles, and as discussed below, the Company is also required to conduct its facilities-based international business in compliance with the FCC's International Settlements Policy (the "IS Policy"), or an FCC approved alternative settlement arrangement.

  The Company's FCC authorizations also permit the Company to resell international private lines interconnected to the PSTNs for the provision of switched services in those countries that have been found by the FCC to offer "equivalent opportunities" to U.S., carriers or to WTO member countries without a finding of equivalency where certain settlement rate requirements are met. To date, the FCC has approved interconnected international private line resale to Canada, the U.K., Sweden, Australia, the Netherlands, New Zealand, Germany, France, Belgium, Denmark, Luxembourg, Norway, Austria, Switzerland, Italy, Japan and Hong Kong for facsimile and data services only. The FCC currently imposes certain restrictions upon the use of the Company's private lines between the U.S. and such approved countries. The Company may not route traffic to or from the U.S. over a private line between the U.S. and an "approved" country (such as the U.K.) if such traffic originates or terminates in a third non-"approved" country at rates that are not publicly available. Following implementation of the Full Competition Directive by member states of the European Union (the "European Union"), and the WTO Agreement by the signatories, the FCC may authorize the Company to originate and terminate traffic over its private line between the U.S. and the U.K. and (pursuant to ISR authority) over additional private lines to additional countries.

  The FCC administers a variety of international service regulations, including the IS Policy. The IS Policy governs the permissible arrangements between U.S. carriers and their foreign correspondents to settle the cost of terminating traffic over each other's networks, the rates for such settlement and permissible deviations from these policies. As a consequence of the increasingly competitive global telecommunications market, the FCC has adopted a number of policies that permit carriers to deviate from the IS Policy under certain circumstances that promote competition. The FCC also requires carriers such as the Company to report any affiliations, as defined by the Commission, with foreign carriers.

  The Company offers its call reorigination services pursuant to an FCC authorization (the "Section 214 Switched Voice Authorization") under Section 214 of the Communications Act and certain relevant FCC decisions. The FCC has determined that call reorigination services that use uncompleted call signaling do not violate U.S. or international law, but has held that U.S. companies providing such services must comply with the laws of the countries in which they operate as a condition of such companies' Section 214 Switched Voice Authorizations. The FCC reserves the right to condition, modify or revoke any Section 214 Authorizations and impose fines for violations of the Communications Act or the FCC's regulations, rules or policies promulgated thereunder, or for violations of the clear and explicit telecommunications laws of other countries that are unable to enforce their laws against call reorigination using uncompleted call signaling. FCC policy provides that foreign governments that satisfy certain conditions may request FCC assistance in enforcing their laws against call reorigination providers based in the U.S. that are violating the laws of these jurisdictions. 30 countries have formally notified the FCC that call reorigination services violate their laws. The FCC has held that it would consider enforcement action against companies based in the U.S. engaged in call reorigination by means of uncompleted call signaling in countries where this activity is expressly prohibited. The FCC has granted a complaint by the Philippines Long Distance Company, Inc. and required U.S. carriers to stop providing call reorigination to customers in the Philippines. This decision is subject to petitions for reconsideration. There can be no assurance that the FCC will not take further action in the future. Enforcement action could include an order to cease providing call reorigination services in such country, the imposition of one or more restrictions on the Company, monetary fines or, in extreme circumstances, the revocation of the Company's
Section 214 Switched Voice Authorization, and could have a material adverse effect on the Company's business, financial condition and results of operations. The FCC is currently considering a petition filed by the Telecommunications Resellers Association requesting that the FCC cease enforcing foreign laws against call reorigination.

  Regulatory requirements pertinent to the Company's operations will continue to evolve as a result of the WTO Agreement, federal legislation, court decisions, and new and revised policies of the FCC. In particular, the FCC continues to refine its international service rules to promote competition, reflect and encourage liberalization in foreign countries and reduce international accounting rates toward cost. Indeed, the FCC recently adopted new lower accounting rate benchmarks that became effective on January 1, 1998. Under the FCC's new benchmarks, after a transition period of one to four years depending on a country's income level, U.S. carriers may be required to pay foreign carriers significantly lower rates for the termination of international services. These rates range from a $0.15/minute benchmark for upper income countries such as the U.K. to $0.23/minute for lower income countries such as China. Moreover, the FCC has recently revised its Foreign Carrier Entry Policy as part of its efforts to change its rules to implement the WTO Agreement.

  To date, the FCC has made no pronouncement as to whether refiling arrangements are inconsistent with the regulations of the U.S. or the International Telecommunication Union (the "ITU"), and a 1995 petition to the FCC for declaratory ruling regarding Sprint's Fonaccess service was recently withdrawn. Although it is possible that the FCC will determine that refiling violates U.S. and/or international law and that such a finding could have a material adverse effect on the Company's business, operating results and financial condition, the FCC currently is not considering such issues in any active proceeding.

  European Regulation of Telecommunications Services. In Europe, the regulation of the telecommunications industry is governed at a supranational level by the European Union. The European Union's institutions, such as the European Commission, are responsible for creating pan-European policies. Through its legislation, the European Union has developed a regulatory framework aimed at creating an open, competitive telecommunications market. The European Union was established by the Treaty of Rome and subsequent conventions and the European Commission and the Council of Ministers of the European Union are authorized by such treaties to issue European Union "directives." European Union member states are required to implement these directives through national legislation. If an European Union member state fails to adopt such directives, the European Commission may take action, including referral to the European Court of Justice, to enforce the directives.

  In 1990, the European Union issued the Services Directive requiring each European Union member state to abolish existing monopolies in telecommunications services, with the exception of voice telephony. The intended effect of the Services Directive was to permit the competitive provision of all services, including value-added services and voice services to closed user groups, other than public voice telephony. However, as a consequence of local implementation of the Services Directive through the adoption of national legislation, there are differing interpretations of the definition of prohibited voice telephony and permitted value-added and closed user group services. Voice services accessed by customers through leased lines are permissible in all European Union member states. The European Commission has generally taken a narrow view of the services classified as public voice telephony, declaring that voice services may not be reserved to the ITOs if
(i) dedicated customer access is used to provide the service; (ii) the service confers new value-added benefits on users; or (iii) calling is limited by a service provider to a group having legal, economic or professional ties.

  In March 1996, the European Union adopted the Full Competition Directive containing two provisions which required European Union member states to allow the creation of alternative telecommunications infrastructures by July 1, 1996, and which reaffirmed the obligation of European Union member states to abolish the ITOs' monopolies in voice telephony by 1998. The Full Competition Directive encouraged European Union member states to accelerate the liberalization of voice telephony. Certain European Union countries were allowed to delay the abolition of monopolies in public voice telephony based on exemptions established in the Full Competition Directive. These countries include Luxembourg (July 1998), Spain (December 1998), Portugal and Ireland (January 2000) and Greece (January 2002). Subsequently, Ireland has decided to liberalize its regulations as of an earlier date, January 1, 1999. The European Commission has brought infringement proceedings against the following countries for failure to comply with European Union Directives: Belgium, Denmark, Greece, Italy, Luxembourg and Portugal.

  In addition to the foregoing regulations, the European Union has adopted the Interconnection Directive and the Licensing Directive. These measures attempt to harmonize telecommunications regulations among the member states of the European Union. The Interconnection Directive provides that ITOs are obliged to interconnect with other operators requesting to do so, and to enter into such arrangements on transparent, objective and non-discriminatory terms. Disputes over interconnection rates, terms and conditions have arisen in several member states, and there can be no guarantee that they will be resolved in a manner that will not have a material adverse effect on the Company's operations in Europe. The Licensing Directive provides for the establishment of a national regulatory authority independent of the ITO in each member state of the European Union, and provides that member states may reject applications for licenses only upon certain narrowly-defined grounds.

  Each European Union member state in which the Company currently conducts or plans to conduct its business has a different regulatory regime, and such differences have continued beyond January 1998. The requirements for the Company to obtain necessary approvals vary considerably from one member state to another and are likely to change as competition is permitted in new service sectors. In addition, member states may require individual licenses for reserved public telephony services and the creation of alternative infrastructure, but not for data, value-added or closed user group services.

  In connection with the growth of its European operations, the Company has obtained a number of licenses to provide telecommunications services in Europe. Through its U.K. subsidiary, IDT Global Limited ("IDT Global"), the Company has obtained a license to provide international simple voice resale services in the U.K., and a license to operate international telecommunications facilities in the U.K. IDT Global has also obtained a license to provide voice telephony services in Germany. In addition, IDT has commenced the process of applying for the appropriate licenses and registrations to provide voice telecommunications services in France and Ireland.

  IDT Global has been registered to provide voice telecommunications services in The Netherlands. However, the Company has requested that the applicable authorities of The Netherlands postpone the commencement date of the registration until December 1998, in order to coincide with the time at which the Company would be prepared to commence delivering such services in The Netherlands. The Company cannot provide any assurances as to whether such authorities would grant any additional requests by the Company to postpone this registration. A decision by such authorities not to grant any such postponement could substantially delay the Company's efforts to provide telecommunications services in The Netherlands.

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

 INTERNET ACCESS

  Internet service providers are generally considered "enhanced service providers" within the U.S. and are exempt from U.S. federal and state regulations governing common carriers. Accordingly, the Company's provision of Internet access services are currently exempt from tariffing, certification and rate regulation. Nevertheless, regulations governing disclosure of confidential communications, copyright, excise tax, and other requirements may apply to the Company's provision of Internet access services. The Company cannot predict the likelihood that state, federal or foreign governments will impose additional regulation on the Company's Internet business, nor can it predict the impact that future regulation will have on the Company's operations.

  The 1996 Telecommunications Act imposes criminal liability on persons sending or displaying indecent material on an interactive computer service such as the Internet in a manner available to minors. The 1996 Telecommunications Act also imposes criminal liability on an entity knowingly permitting facilities under its control to be used for such activities. Entities solely providing access to facilities not under their control are exempted from liability, as are service providers that take good faith, reasonable, effective and appropriate actions to restrict access by minors to the prohibited communications. The constitutionality of these provisions has been successfully challenged in federal appellate court, and their interpretation and enforcement is uncertain. The Telecommunications Act may chill the development of Internet content or have other adverse effects on Internet service providers such as the Company. In addition, in light of the uncertainty attached to interpretation and application of this law, there can be no assurances that the Company would not have to modify its operations to comply with the statute, including, among other things, prohibiting users from maintaining home pages on the Web.

  In December 1996, the FCC initiated a Notice of Inquiry regarding whether to impose regulations or surcharges upon providers of Internet access and Information Service. The Notice of Inquiry, and several ongoing FCC proceedings, seek public comment as to whether to impose or to continue to forebear from regulation of Internet and other packet-switched network service providers. The Notice of Inquiry specifically identifies Internet telephony as a subject for FCC consideration. In addition, in April 1998, the FCC issued a Report to Congress on its implementation of the universal service provisions of the Telecommunications Act. In its report, the FCC indicated that it would reexamine its policy of not requiring Internet service providers to contribute to the universal service mechanisms when they provide their own transmission facilities and engage in data transport over those facilities in order to provide an information service. Any such contribution would be related to the Internet service provider's provision of telecommunications services itself. The Company can not predict the outcome of any future proceedings that may impact the Company's provision of Internet access or that may impose additional requirements, regulations or charges upon IDT's provision of such services.

 INTERNET TELEPHONY

  The use of the Internet to provide telephone service is a recent development. Currently, the FCC is considering whether or not to impose surcharges or additional regulations upon certain providers of Internet telephony. In April 1998, the FCC issued its report to Congress concerning its implementation of the universal service provisions of the Telecommunications Act. In the report, the FCC indicated that it would examine the question of whether certain forms of "phone-to-phone" Internet protocol telephony are information services or telecommunications services. It noted that the FCC did not have, as of the date of the report, an adequate record on which to make any definitive pronouncements, but that the record before it suggested that certain forms of phone-to-phone Internet telephony appear to have the same functionality as non-Internet protocol telecommunications services and lack the characteristics that would render them information services. If the FCC were to determine that certain services are subject to FCC regulations as telecommunications services, the FCC noted that it may find it reasonable to require Internet service providers to make universal service contributions, pay access charges or to be subject to traditional common carrier regulation.

  In September 1998, two regional bell operating companies, BellSouth Corporation and US West, Inc., advised companies providing Internet telephony services that they will impose access charges on such traffic. It is not known at present whether these companies will in fact impose such charges, and if they do so, when such charges will take effect. In addition, while an effort to impose such charges is subject to challenge, in light of the uncertainty of the FCC's regulations with respect thereto. However, if the regional bell operating companies successfully impose such charges, it would have a materially adverse affect on the development of the Company's Internet telephony business if such surcharges reduced the cost savings available to users of Internet telephony services compared to the costs of traditional telephone services.

  To the Company's knowledge, there are currently no domestic and few foreign laws or regulations that prohibit voice communications over the Internet. Several efforts have been made to enact federal legislation that would either regulate or exempt from regulation services provided over the Internet. State public utility commissions may also retain jurisdiction to regulate the provision of intrastate Internet telephony services, and could initiate proceedings to do so. A number of countries that currently prohibit competition in the provision of voice telephony have also prohibited Internet telephony. Other countries permit but regulate Internet telephony. If Congress, the FCC, state regulatory agencies, foreign governments or supranational bodies begin to regulate Internet telephony, there can be no assurances that any such regulation will not materially adversely affect the Company's business, financial condition or results of operations.

INTELLECTUAL PROPERTY

  The Company's success and ability to compete is dependent in part upon its technology, although the Company believes that its success is more dependent upon its technical expertise than its proprietary rights. The Company relies on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions to establish and protect its technology. The Company does not currently have any issued patents or registered copyrights. The Company's policy is to require its employees and consultants to execute confidentiality agreements upon the commencement of their relationships with the Company. These agreements provide that confidential information developed or made known during the course of a relationship with the Company is to be kept confidential and may not be disclosed to third parties except in specific circumstances. There can be no assurance that the steps taken by the Company will be adequate to prevent misappropriation of its technology or other proprietary rights or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. In addition, there can be no assurance that licenses for any intellectual property that might be required by the Company for it to provide its services or products would be available on reasonable terms, if at all.

  The Company owns registered service marks for the mark IDT and design and for the mark Net2Phone. In addition, the Company has applications pending with respect to the registration of the service marks relating to its Internet telephony business and trademarks relating to its prepaid calling card business.

  The Company has applied for a patent in connection with its development of the systems and methodology comprising the technologies underlying Net2Phone. There can be no assurance that the Company's competitors will not develop the ability to provide similar or better services than that of Net2Phone. In addition, there can be no assurance that the Company's patent application relating to the systems and methodology comprising the technologies underlying Net2Phone will result in any patent being issued or that, if issued, such patent will provide protection against competitive technology or that it will be held valid and enforceable if challenged. There can be no assurance that the Company's competitors would not be able to design around such patent or that others will not obtain patents that the Company would need to license or circumvent in order to exploit its patent.

  In addition, the Company has entered into an agreement pursuant to which it has received a non-exclusive license to utilize in certain European countries the technologies covered by a European patent relating to the processing of calls made with prepaid calling cards. Under the agreement, the Company is entitled to receive royalties from companies selling prepaid calling cards in Europe who acquire license rights under the patent or against which the patent is successfully enforced. Under the patent agreement, the Company is permitted to grant sublicenses with respect to prepaid calling cards in Europe, and receive royalties from such sublicenses. The Company expects that this arrangement will be attractive to European carriers because it will enable them to fulfill demand for their services without raising their total costs, and the Company believes that it will help to accelerate the growth of its carrier business in Europe.

  The Company has received correspondence from a company that claims to own a registered U.S. trademark, which asserts that the Company's use of the mark "Net2Phone" in connection with its Internet telephony services infringes the relevant trademark, and requests that the Company cease and desist from using the mark. The trademark in question does not purport to relate to Internet telephony services, and no legal proceedings have been commenced against the Company with respect to this matter.

EMPLOYEES

  As of October 16, 1998, the Company had approximately 712 full-time employees, including approximately 335 in technical support and customer service, 100 in sales and marketing, 70 in its technical staff, 111 in general operations and 96 in management and finance. The Company believes that its relations with its employees are good. None of the Company's employees is represented by a labor union or covered by a collective bargaining agreement and the Company has never experienced a work stoppage.

ITEM  2. PROPERTIES

  The Company's principal facilities total approximately 66,000 square feet and are located in three buildings in Hackensack, New Jersey. The Company also leases space (typically less than 500 square feet) in various geographic locations to house the telecommunications equipment for each of its POPs. The Company occupies one building under a lease which expires on June 30, 1999. The Company leases this facility from an entity in which Howard S. Jonas, the Company's Chairman and Chief Executive Officer, is the sole stockholder. The Company occupies facilities in a second building pursuant to a lease which expires on April 30, 2002 and occupies office space in a third building, pursuant to a lease with an entity controlled by Mr. Jonas, which expires in December 1998; the Company plans to renew the lease for an additional two year term. The Company's 51% owned subsidiary, Union, occupies approximately 4,000 square feet of space pursuant to a ten year sublease agreement. The Company recently entered into a three year lease agreement with Parkway Seventy Associates in Lakewood, New Jersey for 3,500 square feet to house telecommunications equipment and offices related to other telecommunications services.

  IDT's recently acquired subsidiary, InterExchange, occupies approximately 20,000 square feet of space at facilities located in Piscataway, New Jersey. Prior to the Company's acquisition of InterExchange, InterExchange exercised an option, pursuant to a lease agreement relating to such property, to purchase the building and property which includes the currently leased facilities. The purchase price has yet to be determined but is expected to be between $6.0 million and $10.0 million. The parties are proceeding with an appraisal process in order to determine the amount required to be paid.

ITEM  3. LEGAL PROCEEDINGS.

  In December 1995, Surfers Unlimited, L.L.C. filed a breach of contract action in the New Jersey Superior Court, Bergen County. The suit names a subsidiary of the Company as defendant and seeks restitutional and consequential damages in an unspecified amount for interference with prospective business advantages, breach of contract and improper use of confidential and proprietary information. Howard S. Jonas, the Chairman and Chief Executive Officer of the Company, has also been named as a defendant in the action. The Company's subsidiary has filed a counterclaim based on interference with prospective business advantages, breach of contract and improper use of confidential and proprietary information. The suit is currently in the discovery phase, which is scheduled to end in February 1999; a trial date has not been scheduled to date.

  In January 1997, six former employees alleging employment discrimination commenced a suit in New Jersey Superior Court, Bergen County. Howard S. Jonas, the Chairman and Chief Executive Officer of the Company, has also been named as a defendant in the action. The action claims that the Company has made hiring and promotion decisions based upon the religious backgrounds of the relevant individuals, in violation of federal and state law. The complaint seeks compensatory and punitive damages in an unspecified amount and also seeks statutory multiples of damages. All of the claims arising under federal law were dismissed by the Court in New Jersey Superior Court, Bergen County, leaving the plaintiffs with only the remedies available under state law. Further, the Court granted the Company permission to file counterclaims against all plaintiffs for the alleged unlawful taking of business records. The Company filed such counterclaims in October 1998. Discovery is continuing and a trial date is scheduled for February 16, 1999.

  In June 1997, an uncertified class-action suit seeking compensatory damages in an unspecified amount was brought against the Company in New York Supreme Court, New York County. The suit concerns advertisements that are no longer used by the Company, and advertising practices that were voluntarily terminated by the Company following a prior investigation of the Company by the Attorneys General of several states. A motion to dismiss is presently pending before the Court.

  In September 1997, DigiTEC 2000, Inc. ("DigiTEC") filed a complaint (subsequently amended) in New York Supreme Court, New York County against the Company alleging that in connection with its sale of prepaid calling cards, the Company engaged in unfair competition and tortiously interfered with an exclusive business relationship between DigiTEC and two co-defendants, CG Com, Inc. and Mr. Carlos Gomez. The complaint seeks compensatory and consequential damages in an unspecified amount and also seeks an unspecified amount of punitive damages. The complaint also alleges that CG Com, Inc. and Mr. Gomez owe DigiTEC more than $500,000. In November 1997, the Court denied DigiTEC's motion for a preliminary injunction to bar CG Com, Inc. and Mr. Gomez from distributing the Company's calling cards. DigiTEC has settled its claims against CG Com, Inc. and Mr. Carlos Gomez, and therefore, the Company is the only remaining defendant. DigiTEC and the Company have agreed in principle to settle this action and are currently engaged in finalizing the settlement agreement.

  The Company filed a lawsuit against Mr. Glen Miller in August 1997 in the New Jersey Superior Court, Bergen County. The action was based upon various matters arising out of Mr. Miller's employment with IDT. Mr. Miller answered the complaint and filed a counterclaim against the Company seeking compensatory and punitive damages for breach of his employment contract and breach of the covenant of good faith and fair dealing. Mr. Miller alleges that the Company breached his employment agreement by failing to compensate him as contemplated by his employment agreement, including by failing to deliver to him 20,000 shares of the Company's Common Stock. Mr. Miller also filed a third-party complaint against Howard Balter, the Chief Operating Officer of the Company, and Jonathan Rand, the Company's former Director of Human Resources, for fraudulent conduct and misrepresentation. The Company filed its answer to Mr. Miller's counterclaim in December 1997. In January 1998, the Court partially granted Mr. Miller's motion for summary judgment, awarding him severance pay in the amount of approximately $50,000. The Company's motion for leave to appeal this award has been denied, and the action is currently in the discovery phase. A trial date has been scheduled for February 1999.

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

                                                                   HIGH   LOW
                                                                  ------ ------
FISCAL YEAR ENDED JULY 31, 1996
  Third Quarter (from March 15, 1996)............................ $11.75 $ 6.75
  Fourth Quarter.................................................  16.00   8.50
FISCAL YEAR ENDING JULY 31, 1997
  First Quarter.................................................. $17.50 $10.25
  Second Quarter.................................................  15.75   8.50
  Third Quarter..................................................   8.75   4.00
  Fourth Quarter.................................................   9.25   5.25
FISCAL YEAR ENDING JULY 31, 1998
  First Quarter.................................................. $22.13 $ 7.88
  Second Quarter.................................................  25.25  15.50
  Third Quarter..................................................  38.13  25.56
  Fourth Quarter.................................................  30.00  23.50

  On October 27, 1998, the last sale price reported on the Nasdaq National Market for the Common Stock was $16.625 per share. On the same date, there were approximately 345 holders of record of the Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on October 27, 1998, was approximately $370 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock (assuming conversion of the Company's outstanding Class A Common Stock into Common Stock) have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  The Company has never declared or paid any dividends on its Common Stock and does not expect to pay dividends for the foreseeable future. The Company's current policy is to retain all of its earnings to finance future growth. Any future declaration of dividends will be subject to the discretion of the Board of Directors of the Company. The availability of funds for the payment of dividends by the Company is dependent on dividends the Company may receive from its subsidiaries, which is subject to certain limitations under state laws. In addition, the Indenture relating to the Company's Notes imposes certain restrictions upon the Company's ability to declare dividends on its Common Stock while the Notes are outstanding.

ITEM 6. SELECTED FINANCIAL DATA.

                     SELECTED CONSOLIDATED FINANCIAL DATA

  The selected consolidated financial data presented below for each of the five years in the period ended July 31, 1998 has been derived from the Company's consolidated financial statements, which have been audited by Ernst & Young LLP, independent auditors. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other financial information appearing elsewhere in this Report.

                                            YEAR ENDED JULY 31
                                ----------------------------------------------
                                 1994     1995      1996      1997      1998
                                -------  -------  --------  --------  --------
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
 Revenues:
   Telecommunications.......... $ 3,169  $10,789  $ 35,708  $ 99,937  $303,864
   Internet....................     --       875    21,986    32,895    20,001
   Net2Phone...................     --       --        --      2,355    11,508
                                -------  -------  --------  --------  --------
     Total revenues............   3,169   11,664    57,694   135,187   335,373
 Costs and expenses:
   Direct cost of revenues.....     990    7,544    36,438    92,214   240,860
   Selling, general and
    administrative.............   2,402    5,992    35,799    41,545    61,970
   Acquired research and
    development................     --       --        --        --     25,000
   Depreciation and
    amortization...............     106      303     1,212     4,873    11,289
                                -------  -------  --------  --------  --------
     Total costs and expenses..   3,498   13,839    73,449   138,632   339,119
 Income (loss) from
  operations...................    (329)  (2,175)  (15,755)   (3,445)   (3,746)
 Other, net(1).................      31       30       112      (392)     (425)
   Income tax benefit..........     --       --        --        --      1,671
   Minority interests..........     --       --        --        --     (3,895)
                                -------  -------  --------  --------  --------
 Net income (loss)............. $  (298) $(2,145) $(15,643) $ (3,837) $ (6,395)
                                -------  -------  --------  --------  --------
 Net income (loss) per share--
  basic and diluted............ $  (.02) $  (.13) $   (.86) $   (.18) $   (.22)
                                -------  -------  --------  --------  --------
 Weighted average number of
  shares used in calculation
  of net income (loss) per
  share--basic and diluted.....  16,569   16,569    18,180    21,153    28,571
BALANCE SHEET DATA
 Cash and cash equivalents..... $   754  $   232  $ 14,894  $  7,674  $115,284
 Working capital (deficit).....   1,289     (884)   13,547     4,887   166,380
 Total assets..................   2,795    4,197    43,797    58,537   417,196
 Long-term debt................                                5,241   101,834
 Total stockholders' equity....   2,062      911    26,843    25,259   238,748

--------
(1) For Fiscal 1996 and Fiscal 1998, includes extraordinary losses on retirement of debt of $233 and $132, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

  IDT is a leading multinational carrier that provides its wholesale and retail customers with integrated and competitively priced international and domestic long distance telecommunications service, Internet access and, through its Net2Phone products and services, Internet telephony services. IDT delivers these services over a high-quality network consisting of 60 switches in the U.S. and Europe and owned and leased capacity on 16 undersea fiber optic cables. In addition, the Company obtains additional transmission capacity from other carriers.

  The Company delivers its international traffic worldwide pursuant to its agreements with U.S.-based carriers, foreign carriers, and 17 of the companies that are primarily responsible for providing telecommunications services in particular countries (many of which are commonly referred to as "PTTs"). In addition,

IDT maintains a high-speed network that carries Internet traffic in order to support both its Internet access services and its Internet telephony services. The Company has grown considerably in recent years, generating revenues of $57.7 million, $135.2 million and $335.4 million in Fiscal 1996, Fiscal 1997 and Fiscal 1998, respectively.

  The Company entered the international call reorigination business in 1990 to capitalize on the opportunity created by the spread between U.S. and foreign-originated international long distance telephone rates. IDT leveraged the expertise derived from, and calling volume generated by, its call reorigination business to enter the domestic long distance business in late 1993, by reselling long distance services of other carriers to IDT's domestic customers. As a value-added service for its domestic long distance customers, the Company began offering Internet access in early 1994, eventually offering dial-up and dedicated Internet access to individuals and to businesses as stand-alone services. In 1995, IDT began reselling to other long distance carriers access to the favorable telephone rates and special tariffs the Company receives as a result of the calling volume generated by its call reorigination customers. IDT entered the Internet telephony market in August 1996 with its introduction of Net2Phone, and expanded its Internet telephony offerings in October 1997 with the introduction of its Net2Phone Direct service. The Company began marketing its prepaid calling cards in January 1997.

  In May 1998, the Company acquired a 51% interest in Union, which distributes the Company's prepaid calling cards in key markets nationwide. In May 1998, the Company also acquired InterExchange, an operator of one of the largest international prepaid calling card platforms in the United States. In September 1998, the Company entered into a long-term agreement with Frontier Communications of the West, Inc. ("Frontier") whereby Frontier will provide to the Company nationwide network bandwidth capacity and maintenance services in exchange for payments estimated at approximately $52.0 million during the term of the agreement.

  In Fiscal 1997, the Company began to place increased emphasis on its international telecommunications operations and less emphasis on its Internet access services. In Fiscal 1998, the Company focused its marketing efforts on expanding the wholesale services offered to other carriers, developing and increasing its retail prepaid calling card business and broadening its range of Internet telephony services and products. As a result of these developments, the Company's telecommunications revenues as a percentage of total revenues increased from 73.9% for Fiscal 1997 to 90.6% for Fiscal 1998. In addition, the Company's revenues from telecommunications operations increased from $99.9 million during Fiscal 1997 to $303.9 million during Fiscal 1998. Revenues from the Company's telecommunications operations are derived primarily from the following activities: (i) prepaid calling cards;
(ii) wholesale carrier services to other long distance carriers; (iii) international retail long distance services to individuals and businesses worldwide (primarily provided through call reorigination services); and (iv) domestic long distance services to individuals and businesses. The Company generates revenues from the sale of its prepaid calling cards to distributors, selling them to distributors at a discount to their face values of different denominations, and recording the sales as deferred revenue until the card user utilizes the calling time. Revenues from the Company's Internet operations are derived primarily from providing Internet access services to individuals and businesses. The Company's Net2Phone revenues are derived from the marketing of Net2Phone and Net2Phone Direct services and equipment to individuals, businesses and the Company's foreign partners.

  While the Company's most significant customers vary from quarter to quarter, the Company's five largest customers accounted for 20.8% of revenues in Fiscal 1997, and 26.2% of revenues in Fiscal 1998. Of this group, the customer accounting for the most revenues during Fiscal 1997 (17.0% of revenues) and Fiscal 1998 (40.7% of revenues), was an entity controlled by Carlos Gomez, which ceased to be a customer of the Company when the Company acquired its interest in Union in May 1998. This concentration of revenues increases the risk of nonpayment by customers, and other carriers have experienced significant write-offs related to the provision of wholesale carrier services in situations in which large customers failed to pay their outstanding balances. The Company performs ongoing credit evaluations of its customers, but it generally does not require collateral to support accounts receivable from its customers.

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

  The Company operates a growing facilities-based telecommunications network consisting of (i) 60 switches in the U.S. and Europe; (ii) owned and leased transmission capacity on 16 undersea fiber optic cables connecting the Company's U.S. facilities with its international facilities, and with the facilities of its foreign partners in Europe, Latin America and Asia; and
(iii) resale capacity obtained on a per-minute basis from other carriers. The Company seeks to follow a disciplined strategy of establishing significant traffic volumes prior to investing in fixed-cost facilities. As the Company expands its network and the volume of its traffic, the cost of revenues will increasingly consist of fixed costs associated with leased and owned lines, as well as costs arising from the ownership and maintenance of its switches. The Company expects that these factors will cause the direct cost of revenues to decline as a percentage of revenues over time. The fixed nature of these costs may also lead to larger fluctuations in gross margins, depending on the minutes of traffic and associated revenues generated by the Company.

  Selling expenses consist primarily of sales commissions paid to independent agents and internal salespersons, which are the primary cost associated with the acquisition of customers. General and administrative expenses include salaries, benefits, and other corporate overhead costs. These costs have increased in recent fiscal years due to the development and expansion of the Company's operations and corporate infrastructure.

  The Company's telecommunications revenues are generally associated with lower selling, general and administrative expenses than the Company's Internet revenues, and the Company's revenues from its wholesale sales of telecommunications services have generally had lower selling, general and administrative expenses than other types of telecommunications revenues. As a result of these factors, and as a result of the increasing percentage of the Company's revenues that are derived from telecommunications services and the decreased emphasis placed on Internet access services, the Company's selling, general and administrative expenses generally have declined as a percentage of total revenues. However, as the Company expects its prepaid calling card and Internet telephony businesses to grow, it is likely that selling, general and administrative expenses will also grow as a percentage of revenues.

RESULTS OF OPERATIONS

  The following table sets forth the percentage of revenues represented by certain items in the Company's statement of operations:

                                                            YEAR ENDED JULY
                                                                  31
                                                           -------------------
                                                           1996   1997   1998
                                                           -----  -----  -----
Revenues:................................................. 100.0% 100.0% 100.0%
  Telecommunications......................................  61.9   74.0   90.6
  Internet................................................  38.1   24.3    6.0
  Net2Phone...............................................   --     1.7    3.4
Costs and expenses:
  Direct cost of revenues.................................  63.2   68.2   71.8
  Selling, general and administrative.....................  62.0   30.7   18.5
  Acquired research and development.......................   --     --     7.4
  Depreciation and amortization...........................   2.1    3.6    3.4
                                                           -----  -----  -----
    Total costs and expenses.............................. 127.3  102.5  101.1
                                                           -----  -----  -----
Income (loss) from operations............................. (27.3)  (2.5)  (1.1)
Other (net)...............................................   0.6   (0.3)  (0.1)
                                                           -----  -----  -----
    Income (loss) before taxes, minority interests and ex-
     traordinary item..................................... (26.7)  (2.8)  (1.2)

FISCAL 1998 COMPARED TO FISCAL 1997

RESULTS OF OPERATIONS

  Revenues. Revenues increased 148% from approximately $135.2 million in Fiscal 1997 to approximately $335.4 million in Fiscal 1998. Telecommunications revenues increased 204% from approximately $99.9 million in Fiscal 1997 to approximately $303.9 million in Fiscal 1998. Internet access revenues decreased 39.2% from approximately $32.9 million in Fiscal 1997 to approximately $20.0 million in Fiscal 1998, reflecting the Company's decision in Fiscal 1997 to de-emphasize its activities in this area. Internet telephony revenues increased 388.5% from approximately $2.4 million in Fiscal 1997 to approximately $11.5 million in Fiscal 1998.

  Telecommunications revenues increased 204.0%, primarily as a result of a 244.7% increase in minutes of use, from approximately 233.8 million to approximately 805.8 million, offset in part by a decline in revenue per minute from $0.43 to $0.38. Telecommunications minutes increased primarily due to the addition of wholesale carrier service clients, increased usage by existing clients, and increased marketing and sales of the Company's prepaid calling cards. The offsetting decline in revenue per minute resulted from variations in the mix of telecommunications revenue. The addition of wholesale carrier services clients and the increased use by existing clients resulted in an increase in wholesale carrier services revenues of 157.8%, from approximately $64.7 million in Fiscal 1997 to approximately $166.7 million in Fiscal 1998. As a percentage of telecommunications revenues, wholesale carrier service revenues decreased from approximately 64.8% to 54.9%, primarily due to the significant increase in prepaid calling card revenues both in real dollars and as a percentage of overall telecommunications revenues. Revenues from sales of the Company's prepaid calling cards, which the Company began to market in January 1997, increased from approximately $2.6 million in Fiscal 1997 to approximately $108.1 million in Fiscal 1998. As a percentage of telecommunications revenues, prepaid calling card revenues increased from approximately 2.6% to approximately 35.6%. As a percentage of telecommunications revenues, international retail services revenues decreased from 27.3% to 7.5%.

  As a percentage of total revenues, Internet access revenues decreased from approximately 24.3% for Fiscal 1997 to approximately 6.0% for Fiscal 1998. This decrease was due to the substantial increase in telecommunications revenues as a percentage of total revenues, as well as a dollar decrease in Internet access revenues due to a decrease in total dial-up subscribers.

  Internet telephony revenues as a percentage of total revenues increased from 1.7% for Fiscal 1997 to 3.4% for Fiscal 1998. The increase in Internet telephony revenues was primarily due to an increase in billed-minute usage, and the sale of $1.5 million of equipment during Fiscal 1998.

  Direct Cost of Revenues. The Company's direct cost of revenues increased by 161.2%, from approximately $92.2 million in Fiscal 1997 to approximately $240.8 million in Fiscal 1998. As a percentage of total revenues, these costs increased from 68.2% in Fiscal 1997 to 71.8% in Fiscal 1998. The dollar increase is due primarily to increases in underlying carrier costs as the Company's telecommunications minutes of use, and associated revenue, grew substantially. As a percentage of total revenues, the increase in direct costs reflects lower gross margins associated with wholesale carrier services as compared with international retail and Internet access services.

  Selling, General and Administrative. Selling, general and administrative costs increased 49.0% from approximately $41.5 million in Fiscal 1997 to approximately $61.9 million in Fiscal 1998. As a percentage of total revenues, these costs decreased from 30.7% in Fiscal 1997 to 18.5% in Fiscal 1998. The increase in these costs in dollar terms is due primarily to increased sales and marketing efforts for retail services, specifically pre-paid calling cards for the periods prior to the purchase of Union. As a percentage of total revenues, the decrease was due primarily to the substantial increase in total revenues for Fiscal 1998.

  Depreciation and Amortization. Depreciation and amortization costs increased 131.7% from approximately $4.9 million in Fiscal 1997 to approximately $11.3 million in Fiscal 1998. As a percentage of revenues, these costs decreased from 3.6% in Fiscal 1997 to 3.4% in Fiscal 1998. These costs increased in absolute terms primarily as a result of the Company's higher fixed asset base during Fiscal 1998 as compared with Fiscal 1997 due to the Company's efforts to expand its telecommunications network infrastructure, enhance its Internet network and expand its facilities. The Company anticipates that depreciation and amortization costs will continue to increase as the Company continues to implement its growth strategy.

  Income (loss) from Operations. The Company's loss from operations increased 8.0% from $3.4 million in Fiscal 1997 to $3.7 million in Fiscal 1998. Income from operations for the Company's telecommunications business increased to approximately $5.9 million in Fiscal 1998 from $5.7 million in Fiscal 1997. The Company's loss from operations in Fiscal 1998 includes a one-time charge of $25.0 million as a write-off of purchased in-process research and development costs in connection with the Company's acquisition of InterExchange. As a percentage of telecommunication revenues, income from operations for the telecommunications business decreased to 2.0% in Fiscal 1998 from approximately 5.7% in Fiscal 1997. Income from telecommunications operations excluding the one-time purchased in-process research and development write-off, was approximately $30.9 million, which is 10.2% of telecommunications revenues.

  Loss from operations for the Company's Internet access business decreased to approximately $7.0 million in Fiscal 1998 from approximately $8.1 million in Fiscal 1997. The decreased loss of the Internet access segment is largely due to the refocusing of the Company's marketing efforts from aggressive mass marketing to new reseller programs.

  Loss from operations of the Net2Phone division increased to approximately $2.7 million for Fiscal 1998, compared to a loss of approximately $1.1 million for Fiscal 1997. This change is due to the substantial increase in marketing costs as the Company seeks to gain market share for its Internet telephony products and services and expand its infrastructure.

  Income Taxes. In the fourth quarter of Fiscal 1998, the Company recorded an income tax benefit from the reversal of the previously established deferred tax valuation allowance. The allowance was reversed as the realization of the net deferred tax asset was more likely than not. A portion of the benefit that related to the tax deduction upon the exercise of stock options was recorded directly into additional paid in capital.

  Acquired Research and Development. In May 1998, the Company completed its acquisition of InterExchange. The Company's statement of operations for Fiscal 1998 reflects a non-recurring charge of $25.0 million, representing the portion of the purchase price paid for InterExchange allocated to the in-process research and development of alternative switching and compression technologies.

  In order to determine the amount of this charge, the Company allocated the excess purchase price over the fair value of InterExchange's net tangible assets acquired to identified intangible assets. In performing this allocation, the Company considered, among other factors, the research and development projects in-process as of the date of acquisition.

  The Company intends to incur $1.0 to $1.5 million, related primarily to the compensation of employees involved in the completion of these projects, to develop the in-process technology into commercially viable products over the next 12 months. Remaining development efforts are focused on software development and testing, and completion of these projects will be necessary before any revenues will be produced. The Company expects to begin to benefit from the purchased in-process research and development in Fiscal 1999. If these projects are not successfully developed, the Company may not realize the value assigned to the in-process research and development projects.

FISCAL 1997 COMPARED TO FISCAL 1996

  Revenues. Revenues increased 134.3% from approximately $57.7 million in Fiscal 1996 to approximately $135.2 million in Fiscal 1997. Telecommunications revenues increased 179.8% from approximately $35.7 million in Fiscal 1996 to approximately $99.9 million in Fiscal 1997. Internet access revenues increased 49.5% from approximately $22.0 million in Fiscal 1996 to approximately $32.9 million in Fiscal 1997. The Company generated revenues of approximately $2.4 million from its Internet telephony services in Fiscal 1997 through its Net2Phone service, which was launched in August 1996.

  In Fiscal 1997, international telecommunications revenues constituted a greater percentage of total revenues as compared to Fiscal 1996, due to the Company's increased focus in that area as compared to its Internet access services. The 179.9% increase in telecommunications revenues was due primarily to a 169.3% increase in telecommunications minutes of use from approximately 88 million minutes of use to approximately 234 million minutes of use combined with an increase in revenue per minute from $0.36 to $0.40. The increase in telecommunications minutes of use was due to the addition of wholesale carrier services clients, a substantial increase in international retail customers and migration of existing customers to the Company's least cost routing switch platform. The increase in telecommunications revenues per minute resulted from variations in the mix of the Company's telecommunications revenues. As a percentage of telecommunications revenues, international retail services revenues decreased from approximately 36.8% to 27.3%. The addition of wholesale carrier services clients resulted in an increase in wholesale carrier services revenues from approximately $18.6 million in Fiscal 1996 to approximately $64.7 million in Fiscal 1997. As a percentage of telecommunications revenues, wholesale carrier services revenues increased from approximately 52.1% to 64.7%.

  As a percentage of total revenues, Internet access revenues decreased from approximately 38.1% in Fiscal 1996 to approximately 24.3% in Fiscal 1997. The dollar increase in Internet access revenues was due primarily to the increase in the dial-up subscribers base, and to a lesser degree increased revenues from online services and dedicated customers from Fiscal 1996 to Fiscal 1997. The decrease in Internet access revenue as a percentage of total revenue was due to the increase of telecommunications revenue as compared to Internet access revenue, consistent with the change in the focus of the Company's operations. Internet access revenues also included approximately $3.4 million of online service revenues for Fiscal 1996 and $1.2 million for Fiscal 1997. The Company introduced Net2Phone in August 1996 and generated Internet telephony revenues of approximately $2.4 million in Fiscal 1997.

  Direct Cost of Revenues. The Company's direct cost of revenues increased by 153.3% from approximately $36.4 million in Fiscal 1996 to approximately $92.2 million in Fiscal 1997. As a percentage of total revenues, these costs increased from 63.2% in Fiscal 1996 to 68.2% in Fiscal 1997. The dollar increase is primarily due to increases in underlying carrier costs because the Company's telecommunications minutes of use, and the associated revenue, grew substantially. To a lesser extent, the increase is due to the increase in fees paid to Alliance Partners and the costs of leased circuits and networks, and of access lines and network connectivity to support subscriber growth in both Internet access and international call reorigination.

  Selling, General and Administrative. Selling, general and administrative costs increased from approximately $35.8 million in Fiscal 1996 to approximately $41.5 million in Fiscal 1997. As a percentage of total revenues, these costs decreased from 62.0% in Fiscal 1996 to 30.7% in Fiscal 1997. The decrease in selling, general and administrative costs as a percentage of total revenues was primarily due to the shift of the focus of the Internet division's marketing efforts from aggressive mass marketing to new reseller programs which entail lower selling costs, together with the growth of the Company's wholesale carrier services business.

  Depreciation and Amortization. Depreciation and amortization costs increased 308.3% from approximately $1.2 million in Fiscal 1996 to approximately $4.9 million in Fiscal 1997. As a percentage of total revenues, these costs increased from 2.1% in Fiscal 1996 to 3.6% in Fiscal 1997. These costs increased in absolute terms and as a percentage of revenues primarily as a result of the Company's higher fixed asset base during Fiscal 1997 as compared with Fiscal 1996 due to the Company's installation of additional Company-owned POPs, enhancement of its network infrastructure and expansion of its facilities.

  Income (loss) from Operations. Income from operations from the telecommunications segment increased to approximately $5.7 million in Fiscal 1997 from $2.8 million in Fiscal 1996 and as a percentage of telecommunications revenues decreased to 5.7% from 7.7%. The dollar increase resulted primarily from increased revenue generated by the expansion of operations. The decrease as a percentage of telecommunication revenues resulted primarily from increased selling, general and administrative expenses. Loss from operations for the Internet access segment decreased to approximately $8.1 million in Fiscal 1997 from approximately $17.6 million in Fiscal 1996. The loss from operations from the Internet access segment was principally due to the initial costs of acquiring customers and increased personnel and facilities costs to sustain growth. The decreased loss of the Internet access segment is largely due to the refocusing of its marketing efforts from aggressive mass marketing to new reseller programs. The loss generated from the development and marketing of Net2Phone was approximately $1.1 million and $660,000 for Fiscal 1997 and 1996 respectively.

  Income Taxes. The Company did not record an income tax benefit in Fiscal 1996 or 1997, because the realization of available tax losses was not probable.

QUARTERLY RESULTS OF OPERATIONS

  The following tables set forth certain quarterly financial data for the eight quarters ended July 31, 1998. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

                                IDT CORPORATION

                   CONSOLIDATED QUARTERLY INCOME STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                         OCTOBER 31, JANUARY 31, APRIL 30, JULY 31,  OCTOBER 31, JANUARY 31, APRIL 30, JULY 31,
                            1996        1997       1997      1997       1997        1998       1998      1998
                         ----------- ----------- --------- --------  ----------- ----------- --------- --------
Revenues:
 Telecommunications.....   $18,102     $21,939    $26,061  $33,835     $47,804     $63,050    $79,082  $113,928
 Internet...............    10,137       9,074      7,555    6,129       4,850       5,194      5,211     4,746
 Net2Phone..............        79         392        836    1,049       2,097       2,709      2,819     3,883
                           -------     -------    -------  -------     -------     -------    -------  --------
   Total Revenues.......    28,318      31,405     34,452   41,013      54,751      70,953     87,112   122,557
Costs and Expenses:
 Direct cost of
  revenues..............    18,013      20,862     23,681   29,659      40,861      51,449     59,505    89,045
 Selling, general and
  administrative........    12,598      11,245      9,163    8,539       9,835      13,872     20,344    17,919
 Acquired research and
  development...........       --          --         --       --          --          --         --     25,000
 Depreciation and
  amortization..........       963       1,083      1,317    1,510       1,745       2,042      2,765     4,737
                           -------     -------    -------  -------     -------     -------    -------  --------
   Total costs and
    expenses............    31,574      33,190     34,161   39,708      52,441      67,363     82,614   136,701
                           -------     -------    -------  -------     -------     -------    -------  --------
Income (loss) from
 operations.............    (3,256)     (1,785)       291    1,305       2,310       3,590      4,498   (14,144)
Other (net).............       150         (45)      (130)    (367)       (347)       (436)       337       154
                           -------     -------    -------  -------     -------     -------    -------  --------
Income before taxes,
 minority interests and
 extraordinary item.....    (3,106)     (1,830)       161      938       1,963       3,154      4,835   (13,990)
Income tax benefit......       --          --         --       --          --          --         --      1,671
Minority interests......       --          --         --       --          --          --         --     (3,896)
                           -------     -------    -------  -------     -------     -------    -------  --------
Income (loss) before
 extraordinary item.....    (3,106)     (1,830)       161      938       1,963       3,154      4,835   (16,215)
Extraordinary item......       --          --         --       --          --          --         --       (132)
                           -------     -------    -------  -------     -------     -------    -------  --------
Net income (loss).......   $(3,106)    $(1,830)   $   161  $   938     $ 1,963     $ 3,154    $ 4,835  $(16,347)
                           =======     =======    =======  =======     =======     =======    =======  ========
Net income (loss) per
 share--basic...........   $ (0.15)    $ (0.09)   $  0.01  $  0.04     $  0.09     $  0.14    $  0.17  $  (0.51)
                           =======     =======    =======  =======     =======     =======    =======  ========
Weighted average shares
 outstanding--basic.....    20,841      20,873     21,258   21,648      21,999      23,330     28,881    32,359
                           =======     =======    =======  =======     =======     =======    =======  ========
Net income (loss) per
 share--diluted.........   $ (0.15)    $ (0.09)   $  0.01  $  0.04     $  0.08     $  0.12    $  0.15  $  (0.51)
                           =======     =======    =======  =======     =======     =======    =======  ========
Weighted average shares
 outstanding--diluted...    20,841      20,873     23,249   23,641      25,480      27,054     32,693    32,359
                           =======     =======    =======  =======     =======     =======    =======  ========

LIQUIDITY AND CAPITAL RESOURCES

  Historically, the Company has satisfied its cash requirements through a combination of cash flow from operating activities, sales of equity securities and borrowings from third parties (including borrowings from certain of its stockholders). In September 1997, the Company completed a $7.5 million private placement of 3.0% convertible debentures. In March and April 1998, $6.5 million in aggregate principal amount of the convertible debentures were converted into shares of the Company's Common Stock and in May 1998 the Company redeemed the remaining $1.0 million in aggregate principal amount. In February 1998, the Company sold 5,093,750 shares of its Common Stock, raising net proceeds of approximately $119.8 million, after deducting underwriting discounts, commissions and offering expenses, and including proceeds from the exercise of stock options by certain selling stockholders. In February 1998, the Company also issued $100.0 million aggregate principal amount of 8 3/4% Senior Notes, and received net proceeds of approximately $96.4 million.

  As of July 31, 1998, the Company had cash, cash equivalents and marketable securities of $175.6 million, and working capital of approximately $166.4 million. The Company generated cash from operating activities of approximately $30.6 million during Fiscal 1998, compared with negative cash flow from operating activities of approximately $4.4 million during Fiscal 1997. The improvement in cash flow was primarily due to improved operating results by the Company in Fiscal 1998. Cash flow from operations varied significantly from quarter to quarter, depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable. Accounts receivable (net of allowances) were approximately $17.1 million and $38.0 million at July 31, 1997 and July 31, 1998, respectively. Accounts receivable, accounts payable and accrued expenses have increased from period to period as the Company's businesses have grown. The Company's capital expenditures increased from approximately $18.0 million in Fiscal 1997 to approximately $59.3 million in Fiscal 1998, as the Company expanded its international and domestic telecommunications network infrastructure. The Company financed a portion of its capital expenditures through capital leases and notes payable.

  The Company intends to, where appropriate, make strategic acquisitions to increase its telecommunications customer base. The Company may also make strategic acquisitions related to its Internet business. From time to time, the Company evaluates potential acquisitions of companies, technologies, products and customer accounts that complement the Company's businesses. In November 1997, the Company purchased the outstanding capital stock of Rock Enterprises, Inc. in exchange for 625,000 shares of the Company's Common Stock. In April 1998, the Company purchased all of the issued and outstanding capital stock of InterExchange and four related corporations acquired by InterExchange immediately prior to the transaction, in exchange for 3,242,323 shares of the Company's Common Stock and $20.0 million in cash. In May 1998, the Company entered into an agreement with Mr. Carlos Gomez, a distributor of prepaid calling cards, pursuant to which the Company purchased a majority interest in Union. Pursuant to the terms of the transaction, the Company agreed to issue up to 200,000 shares of its Common Stock; 100,000 of such shares were issued to Mr. Gomez in Fiscal 1998. Subject to the satisfaction of certain performance criteria, up to an additional 100,000 of such shares will be issued in Fiscal 1999.

  As of July 31, 1998, the Company had made loans and advances in the aggregate amount of approximately $24.4 million to other telecommunications and Internet companies to help establish strategic relationships and facilitate penetration into key markets. The Company may be a party to similar transactions in the future.

  In May 1998, the Company entered into an agreement with a telecommunications company, Lermer Overseas Telecommunications, Inc. ("Lermer"), pursuant to which the Company provided Lermer with a $25 million revolving credit facility (the "Facility"). Loans can be drawn on the Facility through May 1999 and cannot be reborrowed upon repayment. The Facility bears interest at the rate of 5% per annum. The unpaid principal and accrued interest on the Facility are payable in quarterly installments, as defined in the agreement, commencing on February 1, 1999; this date may be delayed under certain circumstances. The Facility must be fully repaid by April 30, 2004. As of October 1, 1998, the outstanding principal balance on the Facility was approximately $12,600,000.

  The Company believes that, based upon its present business plan, the Company's existing cash resources and expected cash flow from operating activities, will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. If the Company's growth exceeds current expectations or if the Company acquires the business of another company, the Company may need to raise additional capital from equity or debt sources. There can be no assurance that the Company will be able to raise such capital on favorable terms or at all.

YEAR 2000

  The Company is conducting a review of its computer hardware and software to ensure that its computer-related applications will not fail or create erroneous results as a result of the use of two digits in various program date fields (the "Year 2000 issue"). The Company's cost of addressing the Year 2000 issue is not expected to be material to its operations or financial position. However, the consequences of an incomplete or untimely resolution of the Year 2000 issue could be expected to have a material adverse effect upon the financial results of the Company; in the absence of such a resolution, the ability of the Company to route its traffic in a cost effective manner, to deliver a material portion of its services, to properly obtain payment for such services, and/or to maintain accurate records of its business and operations, could be substantially impaired until such issue is remediated. The Company may become liable for substantial damages in the event that, as a result of the Year 2000 issue, it fails to deliver any services that it has contracted to provide. However, the Company expects that its Year 2000 issues will be satisfactorily resolved before the year 2000.

  IDT is conducting a comprehensive review of its computer systems to ensure that all such systems are, or prior to the end of 1999 will be, Year 2000 compliant. The Company's plan for its Year 2000 project includes the following phases: (i) conducting a comprehensive inventory of the Company's internal systems, including information technology systems and non-information technology systems (which include switching, billing and other platforms and electrical systems) and the systems acquired or to be acquired by the Company from third parties, (ii) assessing and prioritizing any required remediation,
(iii) remediating any problems by repairing or, if appropriate, replacing the non-compliant systems, (iv) testing all remediated systems for Year 2000 compliance and (v) developing contingency plans that may be employed in the event that any system used by the Company is unexpectedly affected by a previously unanticipated problem relating to the Year 2000. The Company currently expects to complete all of the phases of this process and that all of its computer systems will be fully Year 2000 compliant before the end of 1999.

  The Company has completed a number of acquisitions during its recent fiscal years, and is in the process of integrating the systems of the acquired businesses into its operations. Those systems are included in the Company's Year 2000 review and remediation project. During the process of evaluating businesses for any potential acquisition, and after any such acquisitions, the Company will evaluate the extent of the Year 2000 problems associated with such acquisitions and the cost and timing of remediation. No assurance can be given, however, that the systems of any acquired business will be Year 2000 compliant when acquired or that they will be capable of timely remediation.

  In addition to assessing its own systems, the Company is conducting an external review of its customers and suppliers, and any other third parties with which it does business, including equipment and systems providers and other telecommunications service providers, to determine their vulnerability to Year 2000 problems and any potential impact on the Company. In particular, the Company may experience problems to the extent that other telecommunications carriers whose services are resold by the Company or to which the Company sends traffic for termination are not Year 2000 compliant. The Company's ability to determine the ability of these third parties to address issues relating to the Year 2000 problem is necessarily limited. To the extent that a limited number of carriers experience disruptions in service due to the Year 2000 issue, the Company believes that it will be able to obtain service from alternate carriers. However, the Company's ability to provide certain services to customers in selected geographic locations may be limited. There can be no assurance that such problems will not have a material adverse effect on the Company.

  In addition, the Company is currently in the process of developing contingency plans with regard to potential Year 2000 problems. The Company believes that, in the event that one or more of its systems is impaired due to unanticipated Year 2000 issues, its contingency plans will enable it to temporarily conduct its operations on a temporarily modified basis until such impaired system or systems is remediated. There can be no assurances that the Company's suppliers and customers will achieve full Year 2000 compliance before the end of 1999 or that the Company will develop or implement effective contingency plans on a timely basis. A failure of the Company's computer systems or the failure of the Company's suppliers or customers to effectively upgrade their software and systems for transition to the year 2000 could have a material adverse effect on the Company's business, financial conditions and results of operations.

  To date, the Company has incurred expenses of less than $1.0 million in connection with its remediation of Year 2000 related issues. No assurance can be given, however, that the systems of any acquired business will be Year 2000 compliant when acquired or that they will be capable of timely remediation. The Company does not expect to incur significant costs to become Year 2000 compliant, although the Company's evaluation of the Year 2000 problem is not yet complete and actual costs may be significantly higher. In particular, such costs could be higher if certain suppliers of the Company fail to provide Year 2000 related updates to certain switching products purchased by the Company without charge in the manner that is currently expected. Costs associated with Year 2000 remediation are expensed by the Company when incurred.

EUROPEAN CURRENCY CONVERSION

  Beginning in January 1999, a new currency called the "euro" is expected to be introduced in certain Economic and Monetary Union ("EMU") countries. Beginning in 2002, all EMU countries are expected to operate with the euro as their single currency. Uncertainty exists as to the effect the euro currency will have on the market for international telecommunications services. Additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the euro currency. IDT has not yet completed its assessment of the affect that the introduction of the euro will have on its business, operations and sales.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

  The information set forth under the caption "Fair Value of Financial Instruments" at page F-10 herein is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The consolidated financial statements and supplementary data of the Company and the report of independent auditors thereon set forth on pages F-1 through F-21 herein are incorporated herein by reference.

  Quarterly financial information set forth herein at page 31 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by this Item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 1998, and which is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION.

  The information required by this Item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 1998, and which, with the exception of the sections entitled "Report of the Compensation Committee of the Board of Directors" and "Performance Graph of Common Stock," is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this Item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 1998, and which is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this Item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 1998, and which is incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as part of this Report:

  1  Financial Statements.

  2. Financial Statement Schedules.

            SCHEDULE
              NO.                 DESCRIPTION
            --------              -----------
               I.      Valuation and Qualifying Accounts

  3. Exhibits.

  3.01(1)  Restated Certificate of Incorporation of the Registrant.
  3.02(1)  By-laws of the Registrant.
 10.01(2)  Employment Agreement between the Registrant and Howard S. Jonas.
 10.02(2)  Employment Agreement between the Registrant and Howard S. Balter.
 10.03(3)  Amended and Restated 1996 Stock Option and Incentive Plan of IDT
           Corporation.
 10.04(4)  Form of Stock Option Agreement under the 1996 Stock Option and
           Incentive Plan.
 10.05(5)  Form of Registration Rights Agreement between certain stockholders and the Company.
 10.06(1)  Lease of 294 State Street.
 10.07(6)  Lease of 190 Main Street.
 10.8(7)   Form of Registration Rights Agreement between Howard S. Jonas and the Registrant.
 10.9(8)   Employment Agreement between the Registrant and James Courter.
 10.13(9)  Agreement between Mr. Cliff Sobel and the Registrant.
 10.14(9)  Employment Agreement between the Registrant and Mr. Hal Brecher.
 10.15(6)  Employment Agreement between the Registrant and Mr. David Turock.
 10.16(10) Indenture between the Registrant and U.S. Bank Trust National
           Association, formerly known as First Trust National Association, as
           Trustee.
 10.17(10) Registration Rights Agreement between the Registrant, BT Alex. Brown
           Incorporated, Hambrecht & Quist LLC, Jefferies & Company, Inc. and
           Friedman, Billings, Ramsey & Co., Inc.
 10.18(11) Agreement and Plan of Merger, dated April 7, 1998, by and among the
           Registrant, ADM Corp., InterExchange, Inc., David Turock, Eric
           Hecht, Richard Robbins, Bradley Turock, Wai Nam Tam, Mary Jo Altom
           and Lisa Mikulynec.
 10.21*    Securities Purchase Agreement between the Registrant, Carlos Gomez and Union Telecard Alliance, LLC.
 21.01*    Subsidiaries of the Registrant.
 23.01*    Consent of Ernst & Young LLP.
 27.01*    Financial Data Schedule.

--------
 *filed herewith

 (1)Incorporated by reference to Form S-1 filed February 21, 1996 file no. 333-00204.
 (2)Incorporated by reference to Form S-1 filed January 9, 1996 file no. 333-00204.
 (3)Incorporated by reference to Form 14A, filed November 14, 1997.
 (4)Incorporated by reference to Form S-8 filed January 14, 1996 file no. 333-19727.
 (5)Incorporated by reference to Form S-1 filed March 8, 1996 file no. 333-
00204.
 (6)Incorporated by reference to Form 10-K/A for the fiscal year ended July 31, 1997 filed February 2, 1998.
 (7)Incorporated by reference to Form S-1 filed March 14, 1996 file no. 333-
00204.

 (8) Incorporated by reference to Form S-1 filed December 27, 1996 file no. 333-18901.
 (9) Incorporated by reference to Form 10-K/A for the fiscal year ended July 31, 1997, filed October 29, 1997.
(10) Incorporated by reference to Form 10-Q filed March 17, 1998.
(11) Incorporated by reference to Form 8-K filed April 22, 1998.

  (b) Reports on Form 8-K. The Registrant filed the following Current Reports on Form 8-K during the fiscal year ended July 31, 1998:

  On September 19, 1997, the Registrant filed a Current Report on Form 8-K announcing the private placement of $7,500,000 in aggregate principal amount of 3% Convertible Debentures.

  On February 19, 1998, the Registrant filed a Current Report on Form 8-K announcing the private placement of $100,000,000 in aggregate principal amount of 8 3/4% Senior Notes due 2006.

  On April 22, 1998, the Registrant filed a Current Report on Form 8-K announcing the proposed merger of a wholly owned subsidiary of the Registrant with and into InterExchange, Inc., a Delaware corporation, pursuant to an Agreement and Plan of Merger, dated April 7, 1998.

  On May 21, 1998, the Registrant filed a Current Report on Form 8-K providing the Combined Financial Statements of InterExchange, Inc. and Combined Affiliates as of December 31, 1997, 1996 and 1995 and for the three years ended December 31, 1997 and the Unaudited Combined Financial Statements of InterExchange, Inc. and Combined Affiliates as of March 31, 1998 and March 31, 1997 and for the three months ended March 31, 1998 and March 31, 1997. This filing was amended on May 26, 1998 and September 27, 1998.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS ANNUAL REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          IDT Corporation

                                                    /s/ Howard S. Jonas
                                          By __________________________________
                                              HOWARD S. JONAS CHAIRMAN, CHIEF
                                              EXECUTIVE OFFICER AND TREASURER

Date: October 28, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, THIS ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURES                         TITLE                DATE

         /s/ Howard S. Jonas            Chairman and Chief       October 28,
-------------------------------------    Executive Officer           1998
           HOWARD S. JONAS               (Principal Executive
                                         Officer)

        /s/ James A. Courter            President and Director   October 28,
-------------------------------------    (Principal Executive        1998
          JAMES A. COURTER               Officer)

        /s/ Howard S. Balter            Chief Operating Officer  October 28,
-------------------------------------    and Director (Principal     1998
          HOWARD S. BALTER               Financial Officer)

        /s/ Stephen R. Brown            Chief Financial Officer  October 28,
-------------------------------------    (Principal Accounting       1998
          STEPHEN R. BROWN               Officer)

         /s/ Marc E. Knoller            Director                 October 28,
-------------------------------------                                1998
           MARC E. KNOLLER

         /s/ Joyce J. Mason             Director                 October 28,
-------------------------------------                                1998
           JOYCE J. MASON

         /s/ Meyer A. Berman            Director                 October 28,
-------------------------------------                                1998
           MEYER A. BERMAN

        /s/ J. Warren Blaker            Director                 October 28,
-------------------------------------                                1998
          J. WARREN BLAKER

         /s/ Denis A. Bovin             Director                 October 28,
-------------------------------------                                1998
           DENIS A. BOVIN

           /s/ Hal Brecher              Director                 October 28,
-------------------------------------                                1998
             HAL BRECHER

          /s/ James Mellor              Director                 October 28,
-------------------------------------                                1998
            JAMES MELLOR

         /s/ Elmo R. Zumwalt            Director                 October 28,
-------------------------------------                                1998
           ELMO R. ZUMWALT

                                IDT CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors...........................................  F-2
Consolidated Balance Sheets as of July 31, 1997 and 1998.................  F-3
Consolidated Statements of Operations for the years ended July 31, 1996,
 1997 and 1998...........................................................  F-4
Consolidated Statements of Stockholders' Equity for the years ended July
 31, 1996, 1997 and 1998.................................................  F-5
Consolidated Statements of Cash Flows for the years ended July 31, 1996,
 1997 and 1998...........................................................  F-6
Notes to Consolidated Financial Statements...............................  F-8
Financial Statement Schedule--Valuation and Qualifying Accounts.......... F-21

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
 IDT Corporation

  We have audited the accompanying consolidated balance sheets of IDT Corporation (the "Company") as of July 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at July 31, 1997 and 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

New York, New York
September 28, 1998

                                IDT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                             JULY 31
                                                    --------------------------
                                                        1997          1998
                                                    ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents........................ $  7,674,313  $115,283,519
  Marketable securities............................           -     60,308,768
  Trade accounts and commissions receivable, net of
   allowance for doubtful accounts of approximately
   $3,190,000 at July 31, 1997 and $6,255,000 at
   July 31, 1998...................................   17,128,890    38,037,974
  Notes receivable--current portion................    1,291,403     2,140,000
  Other current assets.............................    2,922,750    12,096,803
                                                    ------------  ------------
Total current assets...............................   29,017,356   227,867,064
Property and equipment, at cost, net...............   25,725,805    75,332,476
Notes receivable--long-term portion................           -     21,767,769
Goodwill, net......................................    1,357,606    74,222,221
Deferred tax assets, net...........................           -     10,750,000
Other assets.......................................    2,436,334     7,256,674
                                                    ------------  ------------
Total assets....................................... $ 58,537,101  $417,196,204
                                                    ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable........................... $ 16,957,656  $ 38,793,873
  Accrued expenses.................................      721,142     3,499,301
  Interest payable.................................           -      3,942,577
  Deferred revenue.................................    2,442,848     9,175,218
  Notes payable--current portion...................    1,880,939     1,865,849
  Capital lease obligation--current portion........    1,531,971     3,989,375
  Other current liabilities........................      595,951       220,325
                                                    ------------  ------------
Total current liabilities..........................   24,130,507    61,486,518
Notes payable--long-term portion...................    5,241,088   101,833,892
Capital lease obligation--long-term portion........    3,906,362    11,232,053
                                                    ------------  ------------
Total liabilities..................................   33,277,957   174,552,463
Minority interests.................................           -      3,895,669
Commitments and contingencies......................
Stockholders' equity:
  Preferred stock, $.01 par value; authorized
   shares--10,000,000; no shares issued............           -             -
  Common stock, $.01 par value; authorized shares--
   100,000,000; 10,636,000 and 22,848,866 shares
   issued and outstanding in 1997 and 1998,
   respectively....................................      106,360       228,489
  Class A stock, $.01 par value; authorized
   shares--35,000,000; 11,174,330 and 10,255,668
   shares issued and outstanding in 1997 and 1998,
   respectively....................................      111,743       102,557
  Additional paid-in capital.......................   46,990,388   266,761,770
  Accumulated deficit..............................  (21,949,347)  (28,344,744)
                                                    ------------  ------------
Total stockholders' equity.........................   25,259,144   238,748,072
                                                    ------------  ------------
Total liabilities and stockholders' equity......... $ 58,537,101  $417,196,204
                                                    ============  ============

                            See accompanying notes.

                                IDT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                YEAR ENDED JULY 31
                                      ----------------------------------------
                                          1996          1997          1998
                                      ------------  ------------  ------------
Revenues............................. $ 57,693,880  $135,187,227  $335,372,915
Costs and expenses:
  Direct cost of revenues............   36,437,583    92,214,223   240,859,809
  Selling, general and
   administrative....................   35,799,158    41,544,987    61,974,851
  Acquired research and development..          --            --     25,000,000
  Depreciation and amortization......    1,212,235     4,873,142    11,284,013
                                      ------------  ------------  ------------
Total costs and expenses.............   73,448,976   138,632,352   339,118,673
                                      ------------  ------------  ------------
Loss from operations.................  (15,755,096)   (3,445,125)   (3,745,758)
Interest expense.....................     (113,160)     (862,954)   (5,978,760)
Interest income......................      458,464       436,112     5,582,951
Other................................          --         35,197       103,215
                                      ------------  ------------  ------------
Loss before income taxes, minority
 interests and extraordinary item....  (15,409,792)   (3,836,770)   (4,038,352)
Income tax benefit...................          --            --      1,671,000
Minority interests...................          --            --     (3,895,669)
                                      ------------  ------------  ------------
Loss before extraordinary item.......  (15,409,792)   (3,836,770)   (6,263,021)
Extraordinary loss on retirement of
 debt, net of $89,000 income tax
 benefit in 1998.....................     (233,500)          --       (132,376)
                                      ------------  ------------  ------------
Net loss............................. $(15,643,292) $ (3,836,770) $ (6,395,397)
                                      ============  ============  ============
Loss per share--basic and diluted:
  Loss before extraordinary item..... $      (0.85) $      (0.18) $      (0.21)
  Extraordinary loss on retirement of
   debt..............................        (0.01)          --          (0.01)
                                      ------------  ------------  ------------
Net loss............................. $      (0.86) $      (0.18) $      (0.22)
                                      ============  ============  ============
Weighted average number of shares
 used in calculation of basic and
 diluted loss per share..............   18,180,023    21,152,927    28,571,421
                                      ============  ============  ============


                            See accompanying notes.

                                IDT CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             COMMON STOCK        CLASS A STOCK       ADDITIONAL                     TOTAL
                          ------------------- --------------------    PAID-IN     ACCUMULATED   STOCKHOLDERS'
                            SHARES    AMOUNT    SHARES     AMOUNT     CAPITAL       DEFICIT        EQUITY
                          ---------- -------- ----------  --------  ------------  ------------  -------------
Balance at July 31,
 1995...................   4,491,900 $ 44,919 11,174,330  $111,743  $  3,223,598  $ (2,469,285) $    910,975
 Compensation expense
  recognized on issuance
  of stock options......         --       --         --        --         70,000           --         70,000
 Sale of common stock...   4,600,000   46,000        --        --     41,458,993           --     41,504,993
 Exercise of warrants...     575,000    5,750        --        --         (5,750)          --            --
 Net loss for the year
  ended July 31, 1996...         --       --         --        --            --    (15,643,292)  (15,643,292)
                          ---------- -------- ----------  --------  ------------  ------------  ------------
Balance at July 31,
 1996...................   9,666,900   96,669 11,174,330   111,743    44,746,841   (18,112,577)   26,842,676
 Compensation expense
  recognized on issuance
  of stock options......         --       --         --        --         41,213           --         41,213
 Exercise of stock
  options...............     969,100    9,691        --        --      2,202,334           --      2,212,025
 Net loss for the year
  ended July 31, 1997...         --       --         --        --            --     (3,836,770)   (3,836,770)
                          ---------- -------- ----------  --------  ------------  ------------  ------------
Balance at July 31,
 1997...................  10,636,000  106,360 11,174,330   111,743    46,990,388   (21,949,347)   25,259,144
 Exercise of options....   1,615,366   16,154        --        --      5,281,017           --      5,297,171
 Income tax benefit from
  stock options
  exercised.............         --       --         --        --      8,790,000           --      8,790,000
 Conversion of Class A
  stock to common
  stock.................     918,662    9,186   (918,662)   (9,186)          --            --            --
 Issuance of common
  stock in connection
  with business
  acquisitions..........   3,967,323   39,673        --        --     77,922,827           --     77,962,500
 Common stock issued
  upon conversion of
  notes payable.........     582,762    5,828        --        --      8,648,685           --      8,654,513
 Exercise of warrants...      35,003      350        --        --        530,258           --        530,608
 Sale of common stock...   5,093,750   50,938        --        --    118,208,595           --    118,259,533
 Issuance of common
  stock to employees by
  shareholder...........         --       --         --        --        390,000           --        390,000
 Net loss for the year
  ended July 31, 1998...         --       --         --        --            --     (6,395,397)   (6,395,397)
                          ---------- -------- ----------  --------  ------------  ------------  ------------
Balance at July 31,
 1998...................  22,848,866 $228,489 10,255,668  $102,557  $266,761,770  $(28,344,744) $238,748,072
                          ========== ======== ==========  ========  ============  ============  ============


                            See accompanying notes.

                                IDT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 YEAR ENDED JULY 31
                                        ---------------------------------------
                                            1996         1997          1998
                                        ------------  -----------  ------------
OPERATING ACTIVITIES
Net loss..............................  $(15,643,292) $(3,836,770) $ (6,395,397)
Adjustments to reconcile net loss to
 net cash provided
 by (used in) operating activities:
  Stock option expense................        70,000       41,213            -
  Amortization........................            -        97,056     1,570,176
  Depreciation........................     1,212,235    4,776,086     9,713,837
  Accretion of notes receivable.......            -            -       (130,000)
  Acquired research and development
   costs by issuance of
   common stock.......................            -            -     25,000,000
  Minority interests..................            -            -      3,895,669
  Deferred income taxes...............            -            -     (1,960,000)
  Issuance of common stock to
   employees by shareholder...........            -            -        390,000
  Changes in assets and liabilities:
    Accounts receivable...............    (9,468,047)  (9,273,827)  (20,909,084)
    Due from Yovelle..................    (1,200,000)          -             -
    Other current assets..............    (1,844,056)    (937,660)   (9,138,112)
    Other assets......................      (492,630)  (1,801,077)   (1,359,248)
    Notes receivable..................    (1,250,000)   2,861,003       485,810
    Trade accounts payable............     9,803,488    6,233,349    18,141,813
    Accrued expenses..................     2,918,366   (4,225,977)      878,017
    Deferred revenue..................       716,912    1,459,352     6,732,370
    Interest payable..................            -            -      4,063,120
    Other current liabilities.........       234,648      173,946      (375,626)
                                        ------------  -----------  ------------
Net cash provided by (used in)
 operating activities.................   (14,942,376)  (4,433,306)   30,603,345

INVESTING ACTIVITIES
Purchases of property and equipment...   (11,895,452)  (7,112,962)  (41,332,835)
Issuance of notes receivable..........            -            -    (23,595,526)
Payments for the purchase of Yovelle,
 net cash acquired....................            -       376,843            -
Payments for the purchase of the as-
 sets of
 International Computer Systems,
 Inc..................................            -    (2,250,000)           -
Payment for the purchase of the assets
 of PCIX, Inc.........................            -      (260,000)           -
Payment for the purchase of
 InterExchange, Inc...................            -            -    (20,588,000)
Net purchases of marketable
 securities...........................            -            -    (60,308,768)
                                        ------------  -----------  ------------
Net cash used in investing
 activities...........................   (11,895,452)  (9,246,119) (145,825,129)

                                IDT CORPORATION

                                                 YEAR ENDED JULY 31
                                         -------------------------------------
                                            1996         1997         1998
                                         -----------  ----------  ------------
FINANCING ACTIVITIES
Payments on notes due to former
 shareholder...........................  $    (5,001) $       -   $         -
Proceeds from notes payable from
 shareholders, affiliates and outside
 investors.............................    4,237,000          -             -
Repayments from notes payable from
 shareholders, affiliates and outside
 investors.............................   (4,237,000)         -             -
Proceeds from notes payable............           -    6,750,000   110,668,294
Payment of financing costs.............           -           -     (3,561,070)
Exercise of warrants...................           -           -        530,608
Exercise of stock options..............           -    2,212,025     5,297,171
Repayment of capital lease
 obligations...........................           -     (684,070)   (2,665,084)
Repayments of notes payable............           -   (1,817,973)   (5,698,462)
Proceeds from sale of common stock.....   41,504,993          -    118,259,533
                                         -----------  ----------  ------------
Net cash provided by financing
 activities............................   41,499,992   6,459,982   222,830,990
                                         -----------  ----------  ------------
Net increase (decrease) in cash and
 cash equivalents......................   14,662,164  (7,219,443)  107,609,206
Cash and cash equivalents at beginning
 of period.............................      231,592  14,893,756     7,674,313
                                         -----------  ----------  ------------
Cash and cash equivalents at end of
 period................................  $14,893,756  $7,674,313  $115,283,519
                                         ===========  ==========  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
Cash payments made for interest........  $   113,000  $  863,000  $  2,036,000
                                         ===========  ==========  ============
Cash payments made for income taxes....           -           -             -
                                         ===========  ==========  ============
SUPPLEMENTAL SCHEDULE OF NON-CASH
 OPERATING ACTIVITIES:
Conversion of carrier advances to notes
 receivable............................    1,250,000          -             -
                                         ===========  ==========  ============
Conversion of trade accounts and
 commissions receivable................    1,600,000          -             -
                                         ===========  ==========  ============
SUPPLEMENTAL SCHEDULE OF NON-CASH
 FINANCING ACTIVITIES:
Accrued interest converted to equity...           -           -        121,000
                                         ===========  ==========  ============
Purchase of fixed assets by capital
 lease.................................           -    6,122,000    12,448,000
                                         ===========  ==========  ============
Notes payable converted to equity......  $        -   $       -   $  8,534,000
                                         ===========  ==========  ============

                            See accompanying notes.

                                IDT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 31, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

  IDT Corporation (the "Company") is a leading multinational telecommunications carrier that provides a broad range of services to its wholesale and retail customers worldwide. The Company provides its customers with integrated international and domestic long distance, pre-paid calling cards, Internet access and, through its Net2Phone product offerings, Internet telephony services. The Company also sells pre-paid calling cards to distributors.

PRINCIPLES OF CONSOLIDATION

  The accompanying consolidated financial statements include accounts of the Company and all companies in which the Company has a controlling voting interest. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

REVENUE RECOGNITION

  Telecommunication, Internet telephony service, Internet subscription service and debit card revenues are recognized as service is provided. Equipment sales are recognized when installation is completed. Deferred revenues result from advance billings for services.

DIRECT COST OF REVENUES

  Direct cost of revenues consists primarily of telecommunication costs, connectivity costs, and the cost of equipment sold to customers.

PROPERTY AND EQUIPMENT

  Equipment, computer software, and furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are depreciated using the straight-line method over the term of the lease or estimated useful life of the assets, whichever is shorter.

SUBSCRIBER ACQUISITION COSTS AND ADVERTISING

  Subscriber acquisition costs, including sales commissions, license fees and production and shipment of starter packages, are expensed as incurred.

  The Company expenses the costs of advertising as incurred. For the years ended July 31, 1996, 1997 and 1998, advertising expense totaled approximately $8,520,000, $4,011,000, and $5,632,000, respectively.

SOFTWARE DEVELOPMENT COSTS

  Costs for the internal development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time

                                IDT CORPORATION
any additional costs would be capitalized. To date, the Company has essentially completed its software development concurrently with the establishment of technological feasibility and, accordingly, costs capitalized to date have not been material.

CASH AND CASH EQUIVALENTS

  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are carried at cost which approximates market value. At July 31, 1998, the Company had 52% of its cash and cash equivalents in two financial institutions.

MARKETABLE SECURITIES

  Marketable securities consist of short-term debt securities carried at cost which approximates market value and are considered to be available for sale.

GOODWILL

  Goodwill is being amortized over 20 years using the straight-line method. Accumulated amortization at July 31, 1997 and 1998 was approximately $34,000 and $882,000, respectively. The Company systematically reviews the recoverability of its goodwill for each acquired entity to determine whether an impairment may exist. Upon a determination that the carrying value of goodwill will not be recovered from the undiscounted future cash flows of the acquired business, the carrying value of such goodwill would be considered impaired and will be reduced by a charge to operations in the amount of the impairment.

INCOME TAXES

  The Company accounts for income taxes on the liability method as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities.

EARNINGS PER SHARE

  During fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been restated to conform to the requirements of such statement.

CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities, trade receivables and notes receivable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base.

  Management regularly monitors the creditworthiness of its customers and believes that it has adequately provided for any exposure to potential credit losses.

                                IDT CORPORATION

FAIR VALUE OF FINANCIAL INSTRUMENTS

  Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments requires fair value disclosures about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate. The estimated fair value has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

  Notes receivable: For notes receivable which are short-term or have variable interest rates, fair values are based on carrying values. The fair values of notes receivable with fixed interest rates with long-term maturities are estimated using discounted cash flow analysis, using interest rates currently being offered for notes with similar terms to borrowers of similar credit quality. The fair value of notes receivable at July 31, 1998 was approximately $23,172,000.

  Notes payable: For notes payable which are short-term or have variable interest rates, fair values are based on carrying values. The fair values of notes payable with fixed interest rates with long-term maturities are estimated using discounted cash flow analysis using interest rates that are currently being offered on similar instruments. The fair value of notes payable at July 31, 1998 was approximately $98,700,000.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

  SFAS No. 130, Reporting Comprehensive Income, was issued in June 1997. The Company will be required to adopt the new standard for the year ending July 31, 1999, although early adoption is permitted. The primary objective of this statement is to report and disclose a measure ("Comprehensive Income") of all changes in equity of a company that result from transactions and other economic events of the period other than transactions with owners. The Company intends to adopt this statement in fiscal 1999 and does not anticipate that the statement will have a significant impact on its financial statements.

  SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, was issued in June 1997. The Company will be required to adopt the new standard for the year ending July 31, 1999, although early adoption is permitted. This statement requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company intends to adopt this statement in fiscal 1999 and does not anticipate that the adoption of the statement will have significant impact on the disclosures in its financial statements.

STOCK BASED COMPENSATION

  The Company applies the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company accounts for stock options using APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.

RECLASSIFICATIONS

  Certain prior year amounts in the consolidated statements of cash flows have been reclassified to conform to the current year's presentation.

                                IDT CORPORATION

2. NOTES RECEIVABLE

  In May 1998, the Company entered into an agreement with a telecommunications company, pursuant to which the Company provided it with a $25,000,000 revolving credit facility (the "Facility"). Loans can be drawn on the Facility through May 1999 and cannot be reborrowed upon repayment. The Facility bears interest at the rate of 5% per annum. The unpaid principal and accrued interest on the Facility are payable in quarterly installments, as defined in the agreement, commencing on February 1, 1999 which under certain circumstances may be delayed. The Facility must be fully repaid by April 30, 2004. As of July 31, 1998, the outstanding balance on such Facility of approximately $12,600,000 is included in notes receivable.

3. PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

                                                             JULY 31
                                                     ------------------------
                                                        1997         1998
                                                     -----------  -----------
     Equipment...................................... $24,945,687  $77,612,461
     Computer software..............................   4,618,931   10,027,335
     Leasehold improvements.........................   1,115,822    1,930,769
     Furniture and fixtures.........................   1,365,140    1,905,048
     Building.......................................     109,525           -
                                                     -----------  -----------
                                                      32,155,105   91,475,613
     Less: accumulated depreciation and
      amortization..................................  (6,429,300) (16,143,137)
                                                     -----------  -----------
                                                     $25,725,805  $75,332,476
                                                     ===========  ===========

  Cost of property and equipment under capital leases aggregated approximately $6,122,000 and $18,570,000 at July 31, 1997 and 1998, respectively. The accumulated amortization related to these assets under capital leases was approximately $441,000 and $2,885,000 at July 31, 1997 and 1998, respectively.

4. NOTES PAYABLE

  Notes payable consists of the following:

                                                              JULY 31
                                                      -------------------------
                                                         1997          1998
                                                      -----------  ------------
     Senior notes (A)................................ $        -   $100,000,000
     Convertible promissory note (B).................   2,159,000            -
     Promissory note (C).............................   1,901,000     1,195,000
     Promissory note (D).............................   1,683,000     1,159,000
     Other...........................................   1,379,000     1,346,000
                                                      -----------  ------------
                                                        7,122,000   103,700,000
     Less: current portion...........................  (1,881,000)   (1,866,000)
                                                      -----------  ------------
                                                       $5,241,000  $101,834,000
                                                      ===========  ============

--------
(A) On February 18, 1998, the Company completed an offering of $100,000,000 in Senior Notes (the "Notes"). Such Notes bear interest, which is payable semi-annually on February 15 and August 15, at 8.75% per annum, mature on February 15, 2006 and are general unsecured obligations of the Company. The Notes are redeemable at the option of the Company, in whole or in part, at any time after February 15, 2002 at specified redemption prices. In addition, prior to February 15, 2001, using the proceeds of certain specified kinds of public equity offerings the Company may redeem up to 35% of the aggregate principal amount of the Notes at a redemption price equal to 108.75% of the principal amount of the Notes so redeemed.

                                IDT CORPORATION

(B) On October 14, 1996, the Company entered into a $2,250,000 convertible promissory note with a financial institution. Such promissory note bore interest at the rate of 11.00% per annum. Such promissory note and accrued interest thereon was converted into 145,981 shares of the Company's common stock in fiscal 1998.
(C) On August 14, 1996, the Company entered into a $2,500,000 promissory note with a financing company. The note is payable in monthly installments through September 1999 and bears interest, which is payable upon maturity, at an effective rate of 16.3% per annum. The promissory note is collateralized by certain equipment.
(D) On January 10, 1997, the Company entered into a $2,000,000 promissory note with a financing company. The loan is payable in monthly installments of principal and interest through January 2000 and bears interest at an effective rate of approximately 18.6% per annum. Such interest rate is adjusted on a monthly basis in accordance with changes in the interest rate of three-year U.S. Treasury Securities. The promissory note is collateralized by certain equipment.

  On September 5, 1997, the Company completed a private placement of $7,500,000 in convertible debentures. Such convertible debentures bore interest at 3% per annum, which was payable upon their maturity on September 5, 2000. In April 1998, the holders of $6,500,000 in principal amount of the convertible debentures elected to convert all outstanding principal and unpaid accrued interest thereon into 436,781 shares of the Company's common stock. The remaining $1,000,000 in principal amount of the convertible debentures and all unpaid accrued interest thereon was repaid in June 1998. See Note 10.

  On December 24, 1997, the Company entered into a loan and security agreement (the "Loan") with a finance company to provide it with up to $10,000,000 in financing. The Loan bore interest at the base rate, as defined, plus 2% per annum and was repaid in full in February 1998, at which time the related credit facility was terminated.

  The future principal repayments of notes payable as of July 31, 1998 were approximately as follows:

           Year ending July 31:
           1999................................. $  1,866,000
           2000.................................    1,269,000
           2001.................................      310,000
           2002.................................      240,000
           2003.................................       15,000
           Thereafter...........................  100,000,000
                                                 ------------
           Total payments....................... $103,700,000
                                                 ============

5. RELATED PARTY TRANSACTIONS

  The Company supplied telecommunications services to its customers under an agreement wherein Lermer Overseas Telecommunications, Inc. ("Lermer") was the carrier. Simon L. Lermer, who served as a director of the Company from December 1992 to December 1995, is the sole shareholder of Lermer. Mr. Lermer and Marc Knoller, a director of the Company, were the two directors of Lermer. Under an agreement between Lermer and the Company, the Company provided Lermer with marketing, technical support, billing and collection and rate procurement services. Payments made to Lermer and the Company's revenues for such services in fiscal 1996 were approximately $2,143,000. During fiscal 1996, the Company obtained a license to supply telecommunications services directly to its customers and the agreement with Mr. Lermer was terminated.

                                IDT CORPORATION

6. INCOME TAXES

  Significant components of the Company's deferred tax assets and liabilities consists of the following:

                                                               JULY 31
                                                        -----------------------
                                                           1997        1998
                                                        ----------  ----------
     Deferred tax assets:
     Net operating loss carryforwards.................. $8,579,000  $        -
     Bad debt reserve..................................  1,280,000    2,577,000
     Exercise of stock options.........................    434,000    8,790,000
     Other.............................................         -     1,263,000
                                                        ----------  -----------
     Deferred tax assets............................... 10,293,000   12,630,000
     Deferred tax liability--depreciation..............    999,000    1,880,000
                                                        ----------  -----------
     Net deferred tax assets...........................  9,294,000   10,750,000
     Valuation allowance............................... (9,294,000)          -
                                                        ----------  -----------
     Total deferred tax assets......................... $       -   $10,750,000
                                                        ==========  ===========

  In the fourth quarter of fiscal 1998, the Company recorded an income tax benefit from the reversal of the previously established deferred tax valuation allowance. The allowance was reversed as the realization of the net deferred tax assets was more likely than not. A portion of the benefit that related to the tax deduction upon the exercise of stock options was recorded directly into additional paid-in capital.

  The provision (benefit) for income taxes consists of the following for the years ended July 31:

                                                          1996 1997    1998
                                                          ---- ---- -----------
     Current:
       Federal                                            $ -  $ -  $        -
       State and local...................................   -    -      200,000
                                                          ---- ---- -----------
                                                            -    -      200,000
                                                          ---- ---- -----------
     Deferred:
       Federal...........................................   -    -   (1,519,000)
       State and local...................................   -    -     (441,000)
                                                          ---- ---- -----------
                                                            -    -   (1,960,000)
                                                          ---- ---- -----------
                                                          $ -  $ -  $(1,760,000)
                                                          ==== ==== ===========

  The income statement classification of the provision (benefit) for income taxes consists of the following at July 31:

                                                       1996 1997    1998
                                                       ---- ---- -----------
     Income tax benefit attributable to continuing
      operations......................................   -    -  $(1,671,000)
     Income tax benefit attributable to extraordinary
      loss............................................   -    -      (89,000)
                                                       ---- ---- -----------
                                                       $ -  $ -  $(1,760,000)
                                                       ==== ==== ===========

                                IDT CORPORATION

  The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows:

                                               YEARS ENDED JULY 31,
                                        -------------------------------------
                                           1996         1997         1998
                                        -----------  -----------  -----------
     Federal income tax at statutory
      rate............................  $(5,394,000) $(1,343,000) $(1,373,000)
     Purchased research and
      development.....................          --           --     8,788,000
     Change in valuation allowance....    6,164,000    1,534,000   (9,294,000)
     State and local income tax.......     (915,000)    (227,000)     328,000
     Other, net.......................      145,000       36,000     (209,000)
                                        -----------  -----------  -----------
     Income tax provision (benefit)...  $       --   $       --   $(1,760,000)
                                        ===========  ===========  ===========

7. STOCKHOLDERS' EQUITY

COMMON STOCK AND CLASS A STOCK

  The rights of holders of common stock and holders of Class A stock are identical except for voting and conversion rights and restrictions on transferability. The holders of Class A stock are entitled to three votes per share and the holders of common stock are entitled to one vote per share. Class A stock is subject to certain limitations on transferability that do not apply to the common stock. Each share of Class A stock may be converted into one share of common stock at any time at the option of the holder.

WARRANTS

  In May 1991, the Company repurchased 1,035,000 shares of its Common stock for $80,000. In connection with the aforementioned stock repurchase, a former stockholder received a warrant permitting him, in the event of certain sales of the Company's common stock, as defined, to purchase shares of the Company's common stock at a discount to the sale price. On January 1, 1996, in full satisfaction of the previous agreement, the former stockholder was granted a warrant to purchase 575,000 shares of the Company's common stock for an aggregate purchase price of $1.00. This warrant was exercised in March 1996.

  In July 1997, the Company issued warrants to purchase 35,906 shares of its common stock at $8.34 per share and 63,098 shares of its common stock at $6.958 per share to a leasing company in connection with a capital lease.

  In September 1997, the Company issued warrants to purchase 75,000 shares of the Company's common stock at $15.16 per share in connection with a private placement of $7,500,000 of convertible debentures. The holders of these warrants exercised warrants to purchase 35,000 shares of the Company's common stock in fiscal 1998.

STOCK OPTIONS

  Prior to March 15, 1996, the Company had an informal stock option program whereby employees were granted options to purchase shares of common stock. Under such program, options to purchase 2,158,770 shares of common stock were granted.

  On March 15, 1996, the Company adopted a stock option plan (the "Option Plan") for officers, employees and non-employee directors to purchase up to 2,300,000 shares of the Company's common stock. In 1998, the

                                IDT CORPORATION
number of shares of common stock reserved for issuance under the Option Plan was increased to 3,300,000. Generally, options become exercisable over vesting periods up to six years and expire ten years from the date of grant.

  During the years ended July 31, 1996 and 1997, the Company recorded compensation expense relating to the granting of stock options of approximately $70,000 and $41,000, respectively. On February 15, 1997, the Company canceled 1,272,250 outstanding options with an exercise price of $10.00 and granted new options with an exercise price at the market value on that date of $7.75. On April 16, 1997, the Company canceled 603,500 outstanding options with an exercise price of $7.75 and granted new options with an exercise price at the market value on that date of $4.375.

  A summary of stock option activity under the Company's stock option plan is as follows:

                                                                     WEIGHTED
                                                                     AVERAGE
                                                        SHARES    EXERCISE PRICE
                                                      ----------  --------------
       Outstanding at July 31, 1995..................  2,140,370      $ 0.41
       Granted.......................................  1,363,150        9.92
                                                      ----------      ------
       Outstanding at July 31, 1996..................  3,503,520        9.15
       Granted.......................................  3,807,544        6.50
       Exercised.....................................   (969,100)       2.08
       Canceled...................................... (1,875,750)       9.28
       Forfeited.....................................    (67,188)       4.47
                                                      ----------      ------
       Outstanding at July 31, 1997..................  4,399,026        3.89
       Granted.......................................  1,270,300       14.00
       Exercised..................................... (1,615,366)       3.28
       Forfeited.....................................   (839,325)       5.00
                                                      ----------      ------
       Outstanding at July 31, 1998..................  3,214,635      $ 7.90
                                                      ==========      ======

  At July 31, 1998, 3,214,635 stock options were outstanding with exercise prices ranging from $0.21 to $33.88. The weighted average exercise price and remaining contractual life of such stock options were $7.90 and 8.3 years, respectively.

  At July 31, 1998, 1,837,851 stock options were exercisable at prices ranging from $0.21 to $33.88 per share. The weighted average exercise price of such stock options was $6.51. The weighted average fair value of options granted was $3.21, $4.46, and $9.91 for the years ended July 31, 1996, 1997, and 1998, respectively.

  Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for employee stock options under the fair value method provided by that statement. The fair value of the stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for vested and non-vested options:

                                                               JULY 31
                                                       -----------------------
                                                        1996    1997    1998
                                                       ------- ------- -------
ASSUMPTIONS
Average risk-free interest rate.......................   6.05%   6.11%   5.92%
Dividend yield........................................      -       -       -
Volatility factor of the expected market price of the
 Company's common stock...............................    105%     89%     84%
Average life.......................................... 6 years 6 years 5 years

                                IDT CORPORATION

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  For purposes of pro forma disclosures, the estimated fair value of the options under SFAS 123 is amortized to expense over the options' vesting period. For the years ended July 31, 1996, 1997 and 1998, pro forma net loss and pro forma net loss per share under SFAS 123 amounted to approximately $18,107,000, $10,054,000 and $16,508,000, respectively, and $1.00, $0.48 and
$0.58, respectively.

8. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

  In December 1995, Surfers Unlimited, L.L.C. filed a breach of contract action in the New Jersey Superior Court, Bergen County. The suit names a subsidiary of the Company as defendant and seeks restitutional and consequential damages in an unspecified amount for interference with prospective business advantages, breach of contract and improper use of confidential and proprietary information. Howard S. Jonas, the Chairman and Chief Executive Officer of the Company, has also been named as a defendant in the action. The Company's subsidiary has filed a counterclaim based on interference with prospective business advantages, breach of contract and improper use of confidential and proprietary information. The suit is currently in the discovery phase, which is scheduled to end in February 1999; a trial date has not been scheduled to date.

  In January 1997, six former employees alleging employment discrimination commenced a suit in New Jersey Superior Court, Bergen County. Howard S. Jonas, the Chairman and Chief Executive Officer of the Company, has also been named as a defendant in the action. The action claims that the Company has made hiring and promotion decisions based upon the religious backgrounds of the relevant individuals, in violation of federal and state law. The complaint seeks compensatory and punitive damages in an unspecified amount and also seeks statutory multiples of damages. All of the claims arising under federal law were dismissed by the Court in New Jersey Superior Court, Bergen County, leaving the plaintiffs with only the remedies available under state law. Further, the Court granted the Company permission to file counterclaims against all plaintiffs for the alleged unlawful taking of business records. The Company filed such counterclaims in October 1998. Discovery is continuing and a trial date is scheduled for February 16, 1999.

  In June 1997, an uncertified class-action suit seeking compensatory damages in an unspecified amount was brought against the Company in New York Supreme Court, New York County. The suit concerns advertisements that are no longer used by the Company, and advertising practices that were voluntarily terminated by the Company following a prior investigation of the Company by the Attorneys General of several states. A motion to dismiss is presently pending before the Court.

  In September 1997, DigiTEC 2000, Inc. ("DigiTEC") filed a complaint (subsequently amended) in New York Supreme Court, New York County against the Company alleging that in connection with its sale of prepaid calling cards, the Company engaged in unfair competition and tortuously interfered with an exclusive business relationship between DigiTEC and two co-defendants, CG Com, Inc. and Mr. Carlos Gomez. The complaint seeks compensatory and consequential damages in an unspecified amount and also seeks an unspecified amount of punitive damages. The complaint also alleges that CG Com, Inc. and Mr. Gomez owe DigiTEC more than $500,000. In November 1997, the Court denied DigiTEC's motion for a preliminary injunction to bar CG Com,

                                IDT CORPORATION

Inc. and Mr. Gomez from distributing the Company's calling cards. DigiTEC has settled its claims against CG Com, Inc. and Mr. Carlos Gomez, and therefore, the Company is the only remaining defendant. DigiTEC and the Company have agreed in principle to settle this action and are currently engaged in finalizing the settlement agreement.

  The Company filed a lawsuit against Mr. Glen Miller in August 1997 in the New Jersey Superior Court, Bergen County. The action was based upon various matters arising out of Mr. Miller's employment with IDT. Mr. Miller answered the complaint and filed a counterclaim against the Company seeking compensatory and punitive damages for breach of his employment contract and breach of the covenant of good faith and fair dealing. Mr. Miller alleges that the Company breached his employment agreement by failing to compensate him as contemplated by his employment agreement, including by failing to deliver to him 20,000 shares of the Company's Common Stock. Mr. Miller also filed a third-party complaint against Howard Balter, the Chief Operating Officer of the Company, and Jonathan Rand, the Company's former Director of Human Resources, for fraudulent conduct and misrepresentation. The Company filed its answer to Mr. Miller's counterclaim in December 1997. In January 1998, the Court partially granted Mr. Miller's motion for summary judgment, awarding him severance pay in the amount of approximately $50,000. The Company's motion for leave to appeal this award has been denied, and the action is currently in the discovery phase. A trial date has been scheduled for February 1999.

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

OPERATING LEASES

  The future minimum payments for all operating leases as of July 31, 1998 were approximately as follows:

         Year ending July 31:
         1999....................................... $ 1,184,000
         2000.......................................     692,000
         2001.......................................     242,000
         2002.......................................     184,000
                                                     -----------
         Total payments............................. $ 2,302,000
                                                     ===========

  Rental expense under operating leases was approximately $178,000, $388,000 and $1,225,000 for the years ended July 31, 1996, 1997 and 1998, respectively

CAPITAL LEASES

  The future minimum payments for all capital leases as of July 31, 1998 were approximately as follows:

         Year ending July 31:
         1999....................................... $ 5,339,000
         2000.......................................   4,994,000
         2001.......................................   3,164,000
         2002.......................................   2,348,000
         2003.......................................   1,294,000
         Thereafter.................................   1,053,000
                                                     -----------
         Total payments.............................  18,192,000
         Less amount representing interest..........  (2,971,000)
         Less current portion.......................  (3,989,000)
                                                     -----------
         Capital lease obligations--long-term
          portion................................... $11,232,000
                                                     ===========

                                IDT CORPORATION

COMMUNICATIONS SERVICES

  The Company has an agreement with a supplier of telecommunications services ("Vendor") which began in August 1994 and continues monthly unless terminated by one of the parties. Under such agreement, the Vendor bills and collects, on behalf of the Company, for long distance telephone services provided to the Company's customers. The Company is responsible for all uncollected receivables. For the years ended July 31, 1996, 1997 and 1998, the Company purchased approximately $3,900,000, $17,330,000 and $4,272,000 respectively, of such services from the Vendor.

  The Company has agreements with certain carriers to buy and sell communications services. As of July 31, 1998, the Company had approximately $71,000,000 in minimum purchase commitments related to such agreements.

DISTRIBUTION AGREEMENTS

  The Company has distribution agreements under which it agrees to pay its agents commissions for obtaining new Internet, pre-paid debit card, Internet telephony and discount telecommunications customers. The agreements require commissions upon activation of the customers.

9. CUSTOMER, GEOGRAPHICAL AREA AND SEGMENT INFORMATION

  During the year ended July 31, 1996, one customer accounted for approximately 19% of total revenues. No customer accounted for more than 10% of revenues during the years ended July 31, 1997 and 1998.

  Revenues from customers outside the United States represented approximately 23%, 25% and 11% of total revenues during the years ended July 31, 1996, 1997 and 1998, respectively. No single geographic area accounted for more than 10% of total revenues.

  Operating results and other financial data are presented for the principal business segments of the Company for the years ended July 31, 1996, 1997 and 1998 are as follows:

                                                 INTERNET
                              TELECOMMUNICATIONS  ACCESS   NET2PHONE  TOTAL
                              ------------------ --------  --------- --------
                                              (IN THOUSANDS)
YEAR ENDED JULY 31, 1996
Revenues.....................      $ 35,708      $21,986    $    -   $ 57,694
Income (loss) from
 operations..................         2,756      (17,851)      (660)  (15,755)
Depreciation and
 amortization................           258          930         24     1,212
Total assets.................        22,907       20,570        320    43,797
Capital expenditures.........         1,358       10,335        202    11,895
YEAR ENDED JULY 31, 1997
Revenues.....................      $ 99,937      $32,895    $ 2,355  $135,187
Income (loss) from
 operations..................         5,707       (8,092)    (1,060)   (3,445)
Depreciation and
 amortization................         1,128        3,562        183     4,873
Total assets.................        33,110       24,205      1,222    58,537
Capital expenditures.........         7,635        9,448        975    18,058
YEAR ENDED JULY 31, 1998
Revenues.....................      $303,864      $20,001    $11,508  $335,373
Income (loss) from
 operations..................         5,934       (7,030)    (2,650)   (3,746)
Depreciation and
 amortization................         6,004        4,409        871    11,284
Total assets.................       367,131       36,415     13,650   417,196
Capital expenditures.........        51,970        1,113      6,238    59,321

                                IDT CORPORATION

  The income (loss) from operations for the telecommunications segment in fiscal 1998 includes a $25,000,000 non-recurring expense for the write-off of in-process research and development in connection with the acquisition of InterExchange, Inc. which was allocated to acquired research and development.

10. EXTRAORDINARY ITEMS

  During fiscal 1996, the Company borrowed an aggregate of $3,477,000 from shareholders, affiliates and outside investors. The notes bore interest at 12% per annum. The notes were repaid with a portion of the proceeds of the Company's initial public offering. In connection with the repayment of such notes, the Company incurred a prepayment penalty of $233,500.

  During fiscal 1998, Company incurred a prepayment penalty, net of tax, of approximately $132,000 related to repayment of $1,000,000 in aggregate principal amount of convertible debentures. See Note 4. Such prepayment penalties have been classified as extraordinary losses on retirement of debt in the accompanying statement of operations.

11. ADDITIONAL FINANCIAL INFORMATION

  Other current assets include advances to carriers of approximately $1,982,000 and $3,712,000 at July 31, 1997 and 1998, respectively.

12. ACQUISITIONS

  In August 1996, the Company completed the acquisition of the assets of PCIX, Inc. ("PCIX"), a former alliance partner of the Company. The acquisition price included a $690,000 promissory note, cash payments totaling $280,000, forgiveness of $429,000 owed to the Company from PCIX, and the assumption of $95,000 of other PCIX liabilities. The promissory note bore interest at 8.25% per annum and was repaid in July 1998.

  In October 1996, the Company completed the acquisition of the assets of International Computer Systems, Inc., a former alliance partner of the Company. The acquisition price included cash payments totaling $2,250,000 and a $750,000 promissory note. Such promissory note is payable in 48 monthly installments commencing on October 1, 1996 and bears interest at 10.00% per annum.

  In November 1997, the Company completed the acquisition of 100% of the issued and outstanding common stock of Rock Enterprises, Inc. ("Rock"), a former consultant of the Company, for an aggregate purchase price of $5,312,500. The purchase price consists of 625,000 shares of the Company's common stock. The Company issued 312,500 of such shares on the closing date of the acquisition in November 1997. The remaining shares will be issued in equal installments of 62,500 over the next five years on the anniversary of the closing date. The Company is accounting for such acquisition using the purchase method. Since Rock had no assets or liabilities, the entire purchase price has been allocated to goodwill. The operations of Rock have been included in the statement of operations as of the date of the acquisition.

  In May 1998, the Company completed the acquisition of 51% of the issued and outstanding stock of Union Telecard Alliance, Inc. ("Union"), a former debit card reseller of the Company for an aggregate purchase price of $2,650,000. The purchase price consists of 100,000 shares of the Company's common stock. The purchase price can be increased by a maximum of 100,000 shares contingent upon Union meeting certain operating criteria for the 12 month period subsequent to the date of acquisition, as defined. The Company is accounting for such acquisition using the purchase method. The entire purchase price has been allocated to goodwill. The operations of Union have been included in the statement of operations as of the date of the acquisition.

                                IDT CORPORATION

  In May 1998, the Company completed the acquisition of InterExchange, Inc. ("InterExchange"), a former debit card service platform provider of the Company, for an aggregate purchase price of $90,588,000. The purchase price consists of $20,000,000 in cash, 3,242,323 shares of the Company's common stock and $588,000 in professional fees incurred in connection with the acquisition. Some of such shares are currently held in escrow. The Company is accounting for such acquisition using the purchase method. The operations of Interexchange have been included in the statement of operations as of the date of the acquisition.

  The fair value of the assets acquired and liabilities assumed from Interexchange at the date of acquisition is summarized as follows:

       Current assets.............................................. $    36,000
       Property and equipment......................................   5,539,000
       Current liabilities.........................................  (5,737,000)
       In-process research and development.........................  25,000,000
       Goodwill....................................................  65,750,000
                                                                    -----------
                                                                    $90,588,000
                                                                    ===========

  In connection with such acquisition, the Company immediately expensed the amount allocated to in-process research and development of $25,000,000 in accordance with generally accepted accounting principles, as technological feasibility had not been established and the technology had no alternative future use as of the date of the acquisition.

  The pro forma unaudited consolidated results of operations assuming consummation of the Interexchange acquisition as of the beginning of the respective periods, are as follows:

                                                              YEAR ENDED JULY
                                                                    31
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
                                                              (IN THOUSANDS)
       Revenues............................................. $344,272  $144,937
       Net loss before extraordinary item...................   (5,762)   (6,585)
       Net loss.............................................   (5,894)   (6,585)
       Loss per share--basic and diluted....................    (0.21)    (0.27)

  The pro forma unaudited consolidated results of operations in fiscal 1997 does not include a $25,000,000 non-recurring expense for the write-off of in-process research and development in fiscal 1998.

                                IDT CORPORATION

                                IDT CORPORATION

        FINANCIAL STATEMENT SCHEDULE--VALUATION AND QUALIFYING ACCOUNTS

                                            ADDITIONS
                                 BALANCE AT CHARGED TO                BALANCE
                                 BEGINNING  COSTS AND                  AT END
          DESCRIPTION            OF PERIOD   EXPENSES  DEDUCTIONS(1) OF PERIOD
          -----------            ---------- ---------- ------------- ----------
FISCAL 1996
Reserves deducted from accounts
 receivable:
  Allowance for doubtful
   accounts....................  $  250,000 $4,042,000  $(2,192,000) $2,100,000
FISCAL 1997
Reserves deducted from accounts
 receivable:
  Allowance for doubtful
   accounts....................  $2,100,000 $4,592,000  $(3,502,000) $3,190,000
FISCAL 1998
Reserves deducted from accounts
 receivable:
  Allowance for doubtful
   accounts....................  $3,190,000 $6,190,000  $(3,125,000) $6,255,000

--------
(1) Uncollectible accounts written off, net of recoveries. Includes $122,000 in fully reserved accounts receivable received in conjunction with the Company's acquisition of Yovelle Renaissance Corporation in 1996.