Form 10-K/A
period 1998-07-31
IDT CORP
filed 1998-12-04
CIK 1005731

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on October 27, 1998 of $16.625, as reported on the Nasdaq National Market, was approximately $370 million (assuming the conversion of all of the Company's shares of Class A Common Stock into Common Stock). Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock (assuming conversion of the Registrant's Class A Common Stock) have been excluded from this computation, in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

  As of October 27, 1998, the Registrant had outstanding 23,159,414 shares of Common Stock, $.01 par value, and 10,144,396 shares of Class A Common Stock, $.01 par value.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                IDT CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                                                          PAGE
                                                                          NO.
                                                                          ----
 PART I
 Item 1.  Business......................................................    3
 Item 2.  Properties....................................................   28
 Item 3.  Legal Proceedings.............................................   28
 Item 4.  Submission of Matters to a Vote of Security Holders...........   29
 PART II
 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.......................................................   30
 Item 6.  Selected Financial Data.......................................   31
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   31
 Item 7A. Quantitative and Qualitative Disclosures about Market Risk....   40
 Item 8.  Financial Statements and Supplementary Data...................   40
 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................   40
 PART III
 Item 10. Directors and Executive Officers of the Registrant............   41
 Item 11. Executive Compensation........................................   41
 Item 12. Security Ownership of Certain Beneficial Owners and Management.  41
 Item 13. Certain Relationships and Related Transactions................   41
 PART IV
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
          8-K...........................................................  42

SIGNATURES..............................................................  44

Index to Consolidated Financial Statements.............................. F-1

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

  IDT also operates a domestic Internet network consisting of multiple leased lines. IDT operates one of the nation's largest Internet access networks, providing local dial-up access through more than 75 "points of presence" (or "POPs") owned by the Company, through which subscribers may access the Internet. The Company's domestic Internet network also includes more than 375 additional POPs owned by local and regional Internet service providers, which the Company refers to as its "Alliance Partners." This Internet network, combined with the Company's telecommunications network, is also used to route IDT's Internet telephony traffic.

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

  The Company was founded in August 1990 and was originally incorporated in New York as "International Discount Telecommunications, Corp." The Company was renamed IDT Corporation and reincorporated in Delaware in December 1995. The Company's main offices are located at 190 Main Street, Hackensack, New Jersey 07601, its telephone number is (201) 928-1000. IDT's Internet address is www.idt.net.

                               ----------------

  This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, among other things, the Company's plans to implement its growth strategy, improve its financial performance, expand its infrastructure, develop new products and services, expand its sales force, expand its customer base and enter international markets. Such forward-looking statements also include the Company's expectations concerning factors affecting the markets for its products, such as changes in the U.S. and the international regulatory environment and the demand for long-distance telecommunications, Internet access and Internet telephony services. Actual results could differ from those projected in any forward-looking statements. The forward-looking statements are made as of the date of this Annual Report on Form 10-K, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth herein and the other information set forth from time to time in the Company's Reports on Forms 10-Q and 8-K.

                               ----------------

INDUSTRY

 OVERVIEW

  The international long distance industry, which principally consists of the transmission of voice and data between countries, is undergoing a period of fundamental change that has resulted, and is expected to continue to result, in significant growth in the usage of international telecommunications services. According to industry sources, in 1996, the international long distance telecommunications industry accounted for approximately $61.3 billion in revenues and 70.0 billion minutes of use, an increase from approximately $23.9 billion in revenues and 19.1 billion minutes of use in 1987. Industry sources have estimated that by 2000 this market may approach $85.7 billion in revenues and 122.4 billion minutes of use, representing compound annual growth rates from 1996 of 8.7% and 15.0%, respectively.

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

  Deregulation in the U.K. began in 1981 when Mercury, a subsidiary of Cable & Wireless plc, was granted a license to operate a facilities-based network and compete with British Telecommunications plc ("BT"). Deregulation spread to other European countries with the adoption of the "Directive on Competition in the Markets for Telecommunication Services" in 1990. A series of subsequent European Union directives, reports and actions have resulted in significant but not complete deregulation of the telecommunications industries in most European Union member states. Further deregulation of the European Union telecommunications market is scheduled to occur in 2000 upon the implementation of the European Union's "Amending Directive to the Interconnection Directive," which mandates the introduction of equal access and carrier pre-selection by 2000. See "Regulation--European Regulation of Telecommunications Services." A similar movement toward deregulation has already taken place in Australia and New Zealand, and is also taking place in Japan, Mexico, Hong Kong and other markets. Other governments have begun to allow competition for value-added and other selected telecommunications services and features, including data and facsimile services and certain restricted voice services. Deregulation and privatization have also allowed new long distance providers to emerge in other foreign markets. In many countries, however, the rate of change and emergence of competition remain slow, and the timing and extent of future deregulation is uncertain.

  On February 15, 1997, the U.S. and 68 other countries signed the WTO Agreement and agreed to open their telecommunications markets to competition and foreign ownership starting in January 1998. These 69 countries represent approximately 95% of worldwide telecommunications traffic. The Company believes that the WTO Agreement will provide IDT with significant opportunities to compete in markets in which it did not previously have access, and to provide facilities-based services to and from these countries. The Federal Communications Commission ("FCC") issued an order that significantly reduces U.S. regulation of international services in order to implement the U.S.'s commitments under the WTO Agreement. This order is expected to increase opportunities for foreign carriers to compete in the U.S. communications market, while increasing the opportunities for U.S. carriers to enter foreign markets and to develop alternative termination arrangements with carriers that lack market power in other countries.

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

  Operating Agreements. Operating agreements provide for the termination of traffic in, and return traffic from, the international long distance providers that have rights in facilities in different countries at a negotiated accounting rate. Under a traditional operating agreement, the international long distance provider that originates more traffic compensates the other long distance provider by paying an amount determined by multiplying the net traffic imbalance by the latter's share of the accounting rate. Under a typical operating agreement, each carrier has a right in its portion of the transmission facilities between two countries. A carrier gains ownership rights in a fiber optic cable by purchasing direct ownership in a particular cable (usually prior to the time that the cable is placed in service) by acquiring an "indefeasible right of use" in a previously installed cable, or by leasing or obtaining capacity from another long distance provider that either has direct ownership or an indefeasible right of use in the cable. In situations where a long distance provider has sufficiently high traffic volume, routing calls across an indefeasible right of use or leased cable capacity is generally more cost-effective on a per-call basis than the use of resale arrangements with other long distance providers. However, leased capacity and acquisition of an indefeasible right of use requires a substantial initial investment based on the amount of capacity acquired.

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

  The Company's retail customers can use its calling cards at a touch tone telephone by dialing an access number, followed by a personal identification number (a "PIN") assigned to each prepaid calling card and the telephone number the customer seeks to reach. The Company's switch completes the call, and its debit card platform reduces the outstanding balance of the card during the call. The Company offers prepaid calling cards that can be used to access the Company's network by dialing a toll-free number or, in specific metropolitan markets, local area calling cards that only require a local call. The Company believes that many of its customers typically use its calling cards as their primary means of making long distance calls due to (i) attractive rates, (ii) reliable service, (iii) the ease of monitoring and budgeting their long distance spending and (iv) the appealing variety of calling cards offered by the Company to different market segments.

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

  The Company has entered into an agreement with Mail Call, Inc., pursuant to which the Company's Internet subscribers are able to retrieve e-mail via telephone, using text-to-speech technology. This service, which is called "Mail Call," enables subscribers to hear their e-mail messages by calling a toll-free telephone number, without the need for a computer. Subscribers to this service can choose to listen to the text of each message (in English or Spanish), have a "hardcopy" of the message sent to any fax machine in North America, or reply to the message using one of several features. Mail Call also offers several preference options, including six different voices with three pitches each, a default fax phone number, a customized response, and several pattern matching strings which can be used to filter and prioritize incoming e-mail messages.

 DIRECT CONNECT DEDICATED SERVICES

  The Company offers a variety of Internet access options and applications specifically designed to address the unique needs of medium to large-sized businesses. These corporate clients typically require high-speed dedicated circuits because they desire to put up a Web site, the nature of their business requires the transfer of large data files, or it would be impractical for them to maintain dial-up accounts for all their employees who require Internet access. The Company currently charges clients using 56 kilobits per second lines approximately $350 per month for direct connect service and clients utilizing full T1's approximately $1,400 per month for direct connect service.

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

  In October 1997, the Company introduced Net2Phone Direct, a commercial telephone service that enables international and domestic phone-to-phone calls to be made via the Internet using packet switching technology. Net2Phone Direct enables phone-to-phone calling between two parties using telephones, while using the Internet to transport the long-haul components of the call. Users of Net2Phone Direct are able to call a local or toll-free access number, which connects the call to the Internet. Through such use of the Internet, the Company expects to significantly reduce the cost of international and domestic calling by extending the benefits of placing Internet telephone calls to customers with access to a regular telephone without requiring the use of PCs or individual Internet access. The Company also intends to develop a global network of switches and servers, thereby expanding the Company's ability to provide competitively priced Internet telephony solutions. The Company generated revenues from its Internet telephony business of $11.5 million during Fiscal 1998.

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

  In August 1998, the Company began offering the Click2CallMe service, in which an icon is placed on a customer's website. When an end-user of the website clicks on the Click2CallMe icon, IDT's callback and Net2Phone technologies notify the customer, and then dials the end-user in order to connect the customer and the end-user.

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

  The Company believes that its ability to provide adequate customer support services is a crucial component of its ability to retain customers. The Company has successfully focused on improving such service through a number of measures, including the addition of support personnel and the monitoring of customer waiting time. The customer support staff provides 24-hour technical assistance in addition to general service assistance. Customer support personnel communicate with subscribers via telephone, e-mail and fax. The Company requires that each customer support staff member field a minimum number of calls and e-mails each day. The Company also employs liaisons between the customer support and technical staffs to ensure maximum responsiveness to changing customer demands.

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

  In connection with the Company's acquisition of InterExchange in May 1998, the Company acquired InterExchange's in-process research and development relating to alternative switching and compression technologies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Fiscal 1998 Compared to Fiscal 1997--Results of Operations-- Acquired Research and Development." To the extent that the Company succeeds in completing the development of such alternative switching technologies, the Company believes that it will be able to substantially reduce its investments in connection with the acquisition and installment of additional switching equipment, and that it will be able to install such equipment in substantially less time. In addition, if the Company succeeds in developing such compression technologies, the Company believes that it will be able to manage voice compression more effectively across its network and provide significant cost efficiencies in routing telephone traffic via fiber optic cables and satellite transmission. No assurances can be given that the Company will succeed in developing either of such technologies within a time frame that will enable it to capitalize upon its investment, or at all.

COMPETITION

  The markets in which the Company operates are extremely competitive and can be significantly influenced by the marketing and pricing decisions of the larger industry participants. The barriers to entry are not insurmountable in any of the markets in which the Company competes. The Company expects competition in these markets to intensify in the future.

 TELECOMMUNICATIONS

  The market for prepaid calling cards has become highly competitive. In the prepaid calling card market, the Company competes with other providers of prepaid calling cards and with providers of telecommunications services in general. Many of the largest telecommunications providers, including AT&T, MCI WorldCom and Sprint, currently market prepaid calling cards, which in certain cases, compete with the prepaid calling cards sold by the Company. These companies are substantially larger and have greater financial, technical, engineering, personnel and marketing resources, longer operating histories, greater name recognition and larger customer bases than the Company. The Company also competes with smaller, emerging carriers in the prepaid calling card market, including Star Telecommunications, Inc., RSL Communications, Ltd., SmarTalk Teleservices, Inc. and Pacific Gateway Exchange, Inc. If the Company begins to market prepaid calling cards to customers outside the U.S. market, it may compete with the large PTTs, such as BT in the U.K. The Company believes that additional competitors are likely to enter the prepaid calling card market (including Internet-based service providers and other telecommunications companies) during the next several years.

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

 INTERNET ACCESS

  The Company's current and prospective competitors in the Internet access market include many large companies that have substantially greater market presence, as well as greater financial, technical, operational, marketing and other resources and experience than the Company. The Company's Internet access business competes or expects to compete directly or indirectly with several types of companies: (i) other national and regional commercial Internet service providers, such as NETCOM On-Line Communication Services, Inc. ("NETCOM"); (ii) established online services companies that offer Internet access, such as America Online, Inc. ("AOL"), CompuServe Interactive Services, Inc. ("CompuServe") and Prodigy Communications Corporation ("Prodigy"); (iii) computer software and technology companies such as Microsoft; (iv) national long distance telecommunications carriers, such as AT&T, MCI WorldCom and Sprint; (v) regional bell operating companies; (vi) cable television operators, such as Comcast Corporation ("Comcast"), Tele-Communications, Inc. ("TCI") and Time Warner Inc. ("Time Warner"); (vii) nonprofit or educational Internet service providers; (viii) newly-licensed providers of spectrum-based wireless data services; and (ix) competitive local telephone service providers such as AT&T, Teleport Communications Group Inc. ("TCG") and MCI WorldCom.

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

  On May 8, 1997, the FCC issued an order to implement the provisions of the Telecommunications Act relating to the preservation and advancement of universal telephone service (the "Universal Service Order"). The Universal Service Order requires all telecommunications carriers providing interstate telecommunications services to contribute to universal support by contributing to (i) a fund for schools and libraries, (ii) a fund for rural health care and
(iii) a fund for the development of regions characterized by high telecommunications costs and low income levels (collectively, the "Universal Service Funds"). These contributions became due beginning in 1998 for all providers of interstate telecommunications services. Such contributions are assessed based on certain defined intrastate, interstate and international end user telecommunications revenues. Contribution factors vary quarterly, and carriers, including the Company, are billed each month. Contribution factors for 1998 have ranged from 3.19% to 3.14% for the high cost and low income fund (interstate and international gross end user telecommunications revenues) to 0.72% and 0.76% for the schools and libraries fund and the rural health care fund (intrastate, interstate and international gross end user telecommunications revenues). In addition, many state regulatory agencies have instituted proceedings to revise state universal support mechanisms to make them consistent with the requirements of the Telecommunications Act. As a result, the Company will be subject to state, as well as federal, universal service fund contribution requirements, which will vary from state to state. Several parties have appealed the FCC's May 8th order, and these appeals have been consolidated in the U.S. Court of Appeals for the Fifth Circuit. In addition, a number of telecommunications companies have filed a petition for stay with the FCC, which is currently pending.

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

  The FCC recently instituted a rulemaking proceeding in which it is determining whether to allow the regional bell operating companies to provide advanced data services (certain of which are currently provided by the Company) through a structurally separated and largely deregulated subsidiary. Such companies are currently barred from providing such services, except under certain limited circumstances. The proposed rulemaking would permit the provision of such services to cross the boundaries of the approximately 200 local telephone calling areas that were created in 1984 in connection with the divestiture by AT&T of the regional bell operating companies. If the FCC adopts such a rule, it could have a material adverse affect on the Company by enabling the regional bell operating companies to more effectively compete with the Company with respect to these services.

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

  Regulatory requirements pertinent to the Company's operations will continue to evolve as a result of the WTO Agreement, federal legislation, court decisions, and new and revised policies of the FCC. In particular, the FCC continues to refine its international service rules to promote competition, reflect and encourage liberalization in foreign countries and reduce international accounting rates toward cost. In connection with this process, the FCC recently adopted new lower accounting rate benchmarks that became effective on January 1, 1998. Under the FCC's new benchmarks, after a transition period of one to four years, depending on a country's income level, U.S. carriers may be required to pay foreign carriers significantly lower rates for the termination of international services. These rates range from a $0.15/minute benchmark for upper income countries such as the U.K. to $0.23/minute for lower income countries such as China. Moreover, the FCC has recently revised its Foreign Carrier Entry Policy as part of its efforts to change its rules to implement the WTO Agreement.

  To date, the FCC has made no pronouncement as to whether refiling arrangements are inconsistent with the regulations of the U.S. or the International Telecommunication Union (the "ITU"), and a 1995 petition to the

FCC for declaratory ruling regarding Sprint's Fonaccess service was recently withdrawn. Although it is possible that the FCC will determine that refiling violates U.S. and/or international law and that such a finding could have a material adverse effect on the Company's business, operating results and financial condition, the FCC is not currently considering such issues in any active proceeding.

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

  In 1990, the European Union issued the Services Directive, which required each European Union member state to abolish existing monopolies in telecommunications services, with the exception of voice telephony. The intended effect of the Services Directive was to permit the competitive provision of all services, including value-added services and voice services to closed user groups, other than public voice telephony. However, as a consequence of local implementation of the Services Directive through the adoption of national legislation, there are differing interpretations of the definition of prohibited voice telephony and permitted value-added and closed user group services. Voice services accessed by customers through leased lines are permissible in all European Union member states. The European Commission has generally taken a narrow view of the services classified as public voice telephony, declaring that voice services may not be reserved to the ITOs if
(i) dedicated customer access is used to provide the service; (ii) the service confers new value-added benefits on users; or (iii) calling is limited by a service provider to a group having legal, economic or professional ties.

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

ITEM  2. PROPERTIES

  The Company's principal facilities total approximately 66,000 square feet and are located in three buildings in Hackensack, New Jersey. The Company also leases space (typically less than 500 square feet) in various geographic locations to house the telecommunications equipment for each of its POPs. The Company occupies one building under a lease which expires on June 30, 1999. The Company leases this facility from an entity in which Howard S. Jonas, the Company's Chairman and Chief Executive Officer, is the sole stockholder. The Company occupies facilities in a second building pursuant to a lease which expires on April 30, 2002 and occupies office space in a third building, pursuant to a lease with an entity controlled by Mr. Jonas, which expires in December 1998; the Company plans to renew the lease for an additional two year term. The Company's 51% owned subsidiary, Union, occupies approximately 4,000 square feet of space pursuant to a ten year sublease agreement. The Company recently entered into a three year lease agreement relating to 3,500 square feet of space in a building in Lakewood, New Jersey, which is used to house telecommunications equipment and offices related to other telecommunications services.

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

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

  The Common Stock has been quoted on the Nasdaq National Market under the symbol "IDTC" since March 15, 1996, the date of the Company's initial public offering. The table below sets forth the high and low sales prices for the Common Stock as reported by the Nasdaq National Market for the fiscal periods indicated.

                                                                   HIGH   LOW
                                                                  ------ ------
FISCAL YEAR ENDED JULY 31, 1996
  Third Quarter (from March 15, 1996)............................ $11.75 $ 6.75
  Fourth Quarter.................................................  16.00   8.50
FISCAL YEAR ENDED JULY 31, 1997
  First Quarter.................................................. $17.50 $10.25
  Second Quarter.................................................  15.75   8.50
  Third Quarter..................................................   8.75   4.00
  Fourth Quarter.................................................   9.25   5.25
FISCAL YEAR ENDED JULY 31, 1998
  First Quarter.................................................. $22.13 $ 7.88
  Second Quarter.................................................  25.25  15.50
  Third Quarter..................................................  38.13  25.56
  Fourth Quarter.................................................  30.00  23.50

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

  The Company has never declared or paid any dividends on its Common Stock and does not expect to pay dividends for the foreseeable future. The Company's current policy is to retain all of its earnings to finance future growth. Any future declaration of dividends will be subject to the discretion of the Board of Directors of the Company. The availability of funds for the payment of dividends by the Company is dependent on dividends the Company may receive from its subsidiaries, which is subject to certain limitations under state laws. In addition, the Indenture relating to the Company's Senior Notes imposes certain restrictions upon the Company's ability to declare dividends on its Common Stock while the Notes are outstanding.

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

                                            YEAR ENDED JULY 31
                                ----------------------------------------------
                                 1994     1995      1996      1997      1998
                                -------  -------  --------  --------  --------
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
 Revenues:
   Telecommunications.......... $ 3,169  $10,789  $ 35,708  $ 99,937  $303,864
   Internet....................     --       875    21,986    32,895    20,001
   Net2Phone...................     --       --        --      2,355    11,508
                                -------  -------  --------  --------  --------
     Total revenues............   3,169   11,664    57,694   135,187   335,373
 Costs and expenses:
   Direct cost of revenues.....     990    7,544    36,438    92,214   240,860
   Selling, general and
    administrative.............   2,402    5,992    35,799    41,545    61,970
   Acquired research and
    development................     --       --        --        --     25,000
   Depreciation and
    amortization...............     106      303     1,212     4,873    11,289
                                -------  -------  --------  --------  --------
     Total costs and expenses..   3,498   13,839    73,449   138,632   339,119
 Income (loss) from
  operations...................    (329)  (2,175)  (15,755)   (3,445)   (3,746)
 Other, net(1).................      31       30       112      (392)     (425)
   Income tax benefit..........     --       --        --        --      1,671
   Minority interests..........     --       --        --        --     (3,895)
                                -------  -------  --------  --------  --------
 Net income (loss)............. $  (298) $(2,145) $(15,643) $ (3,837) $ (6,395)
                                -------  -------  --------  --------  --------
 Net income (loss) per share--
  basic and diluted............ $  (.02) $  (.13) $   (.86) $   (.18) $   (.22)
                                -------  -------  --------  --------  --------
 Weighted average number of
  shares used in calculation
  of net income (loss) per
  share--basic and diluted.....  16,569   16,569    18,180    21,153    28,571

BALANCE SHEET DATA
 Cash and cash equivalents..... $   754  $   232  $ 14,894  $  7,674  $115,284
 Working capital (deficit).....   1,289     (884)   13,547     4,887   166,380
 Total assets..................   2,795    4,197    43,797    58,537   417,196
 Long-term debt................     --       --        --      5,241   101,834
 Total stockholders' equity....   2,062      911    26,843    25,259   238,748

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

  Beginning in Fiscal 1997, the Company began to place increased emphasis on its international telecommunications operations and less emphasis on its Internet access services. In Fiscal 1998, the Company focused its marketing efforts on expanding the wholesale services offered to other carriers, developing and increasing its retail prepaid calling card business and broadening its range of Internet telephony services and products. As a result of these developments, the Company's telecommunications revenues as a percentage of total revenues increased from 73.9% for Fiscal 1997 to 90.6% for Fiscal 1998. In addition, the Company's revenues from telecommunications operations increased from $99.9 million during Fiscal 1997 to $303.9 million during Fiscal 1998. Revenues from the Company's telecommunications operations are derived primarily from the following activities: (i) prepaid calling cards; (ii) wholesale carrier services to other long distance carriers; (iii) international retail long distance services to individuals and businesses worldwide (primarily provided through call reorigination services); and (iv) domestic long distance services to individuals and businesses. The Company generates revenues from the sale of its prepaid calling cards to distributors, selling them to distributors at a discount to their face values of different denominations, and recording the sales as deferred revenue until the card user utilizes the calling time. Revenues from the Company's Internet operations are derived primarily from providing Internet access services to individuals and businesses. The Company's Net2Phone revenues are derived from the marketing of Net2Phone and Net2Phone Direct services and equipment to individuals, businesses and the Company's foreign partners.

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

  Direct cost of revenues for the Company's telecommunications services include costs associated with the transmission and termination of international and domestic long distance services. Historically, this expense has primarily been variable, based upon minutes of use, and consists mainly of payments to other long distance carriers and, to a lesser extent, customer/carrier interconnect charges, leased fiber circuit charges and switch facility costs. The direct cost of revenues for Internet access and Net2Phone services consists primarily of leased circuit and network costs and local access costs. Direct cost of revenues for Internet services also includes fees paid to the Company's Alliance Partners.

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

  Selling, General and Administrative. Selling, general and administrative costs increased 49.0% from approximately $41.5 million in Fiscal 1997 to approximately $61.9 million in Fiscal 1998. As a percentage of total revenues, these costs decreased from 30.7% in Fiscal 1997 to 18.5% in Fiscal 1998. The increase in these costs in dollar terms is primarily due to increased sales and marketing efforts for retail services, specifically pre-paid calling cards for the periods prior to the purchase of Union. As a percentage of total revenues, the decrease was primarily due to the substantial increase in total revenues for Fiscal 1998.

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

  In May 1998, the Company entered into an agreement with Mr. Carlos Gomez, a distributor of prepaid calling cards, pursuant to which the Company purchased a majority interest in Union. Pursuant to the terms of the transaction, the Company agreed to issue up to 200,000 shares of its Common Stock; 100,000 of such shares were issued to Mr. Gomez in Fiscal 1998. Subject to the satisfaction of certain performance criteria, up to an additional 100,000 of such shares will be issued in Fiscal 1999. The agreement provides for the termination of the joint venture under certain circumstances. In such a case occurring during the first two years of the joint venture, the Company's equity interests in Union could be transferred to Mr. Gomez in exchange for all (during the first year of the joint venture) or one-half (during the second year of the joint venture) of the Company's purchase price therefor. Beginning in the third year of the joint venture, the joint venture would terminate through the purchase of one party's interest by the other.

  As of July 31, 1998, the Company had made loans and advances in the aggregate amount of approximately $24.4 million to other telecommunications and Internet companies to help establish strategic relationships and facilitate penetration into key markets. The Company may be a party to similar transactions in the future.

  In May 1998, the Company entered into an agreement with a telecommunications company, Lermer Overseas Telecommunications, Inc. ("Lermer"), pursuant to which the Company provided Lermer with a $25 million credit facility (the "Facility"). Loans can be drawn on the Facility through May 1999 and cannot be reborrowed upon repayment. The Facility bears interest at the rate of 5% per annum. The unpaid principal and accrued interest on the Facility are payable in quarterly installments, as defined in the agreement, commencing on February 1, 1999; this date may be delayed under certain circumstances. The Facility must be fully repaid by April 30, 2004. As of October 1, 1998, the outstanding principal balance on the Facility was approximately $12,600,000.

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

  Quarterly financial information set forth herein at page 38 is incorporated herein by reference.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as part of this Report:

  1  Financial Statements.

  2. Financial Statement Schedules.

            SCHEDULE
              NO.                 DESCRIPTION
            --------              -----------
               I.      Valuation and Qualifying Accounts

  3. Exhibits.

  3.01(1)  Restated Certificate of Incorporation of the Registrant.
  3.02(1)  By-laws of the Registrant.
 10.01(2)  Employment Agreement between the Registrant and Howard S. Jonas.
 10.02(2)  Employment Agreement between the Registrant and Howard S. Balter.
 10.03(3)  Amended and Restated 1996 Stock Option and Incentive Plan of IDT
           Corporation.
 10.04(4)  Form of Stock Option Agreement under the 1996 Stock Option and
           Incentive Plan.
 10.05(5)  Form of Registration Rights Agreement between certain stockholders and the Company.
 10.06(1)  Lease of 294 State Street.
 10.07(6)  Lease of 190 Main Street.
 10.8(7)   Form of Registration Rights Agreement between Howard S. Jonas and the Registrant.
 10.9(8)   Employment Agreement between the Registrant and James Courter.
 10.10(9)  Agreement between Mr. Cliff Sobel and the Registrant.
 10.11(9)  Employment Agreement between the Registrant and Mr. Hal Brecher.
 10.12(6)  Employment Agreement between the Registrant and Mr. David Turock.
 10.13(10) Indenture between the Registrant and U.S. Bank Trust National
           Association, formerly known as First Trust National Association, as
           Trustee.
 10.14(10) Registration Rights Agreement between the Registrant, BT Alex. Brown
           Incorporated, Hambrecht & Quist LLC, Jefferies & Company, Inc. and
           Friedman, Billings, Ramsey & Co., Inc.
 10.15(11) Agreement and Plan of Merger, dated April 7, 1998, by and among the
           Registrant, ADM Corp., InterExchange, Inc., David Turock, Eric
           Hecht, Richard Robbins, Bradley Turock, Wai Nam Tam, Mary Jo Altom
           and Lisa Mikulynec.
 10.16+    Securities Purchase Agreement between the Registrant, Carlos Gomez and Union Telecard Alliance, LLC.
 21.01*    Subsidiaries of the Registrant.
 23.01*    Consent of Ernst & Young LLP.
 27.01+    Financial Data Schedule.

--------
 *filed herewith
 +previously filed

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

 (8)Incorporated by reference to Form S-1 filed December 27, 1996 file no. 333-18901.
 (9)Incorporated by reference to Form 10-K/A for the fiscal year ended July 31, 1997, filed October 29, 1997.
(10)Incorporated by reference to Form 10-Q filed March 17, 1998.
(11)Incorporated by reference to Form 8-K filed April 22, 1998.

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

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT NO. 1 ON FORM 10-K/A TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          IDT Corporation

                                                    /s/ Howard S. Jonas
                                          By __________________________________
                                              HOWARD S. JONAS CHAIRMAN, CHIEF
                                              EXECUTIVE OFFICER AND TREASURER

Date: December 3, 1998

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

                                IDT CORPORATION

2. NOTES RECEIVABLE

  In May 1998, the Company entered into an agreement with a telecommunications company, pursuant to which the Company provided it with a $25,000,000 credit facility (the "Facility"). Loans can be drawn on the Facility through May 1999 and cannot be reborrowed upon repayment. The Facility bears interest at the rate of 5% per annum. The unpaid principal and accrued interest on the Facility are payable in quarterly installments, as defined in the agreement, commencing on February 1, 1999 which under certain circumstances may be delayed. The Facility must be fully repaid by April 30, 2004. As of July 31, 1998, the outstanding balance on such Facility of approximately $12,600,000 is included in notes receivable.

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

                                                YEARS ENDED JULY 31
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

  On March 15, 1996, the Company adopted a stock option plan (the "Option Plan") for officers, employees and non-employee directors to purchase up to 2,300,000 shares of the Company's common stock. In 1998, the

                                IDT CORPORATION
number of shares of common stock reserved for issuance under the Option Plan was increased to 3,300,000. Generally, options become exercisable over vesting periods of up to six years and expire ten years from the date of grant.

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
Average life.......................................... 6 years 6 years 5 years

                                IDT CORPORATION

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics that are significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

  In November 1997, the Company completed the acquisition of 100% of the issued and outstanding shares of common stock of Rock Enterprises, Inc. ("Rock"), a former consultant of the Company, for an aggregate purchase price of $5,312,500. The purchase price consists of 625,000 shares of the Company's common stock. The Company issued 312,500 of such shares on the closing date of the acquisition in November 1997 and the remaining shares were issued in 1998. The Company is accounting for such acquisition using the purchase method. Since Rock had no assets or liabilities, the entire purchase price has been allocated to goodwill. The operations of Rock have been included in the statement of operations as of the date of the acquisition.

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

  The pro forma unaudited consolidated results of operations assuming consummation of the Interexchange acquisition as of the beginning of the respective periods, are as follows:

                                                              YEAR ENDED JULY
                                                                    31
                                                             ------------------
                                                               1997      1998
                                                             --------  --------
                                                              (IN THOUSANDS)
       Revenues............................................. $144,937  $344,272
       Net loss before extraordinary item...................   (6,585)   (5,762)
       Net loss.............................................   (6,585)   (5,894)
       Loss per share--basic and diluted....................    (0.27)    (0.21)

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