Form 10-Q
period 1998-10-31
IDT CORP
filed 1998-12-15
CIK 1005731

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the Quarterly Period Ended October 31, 1998

                                       or

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

   Common Stock, $.01 par value - 23,159,414 shares as of November 10, 1998 Class A Common Stock, $.01 par value -- 10,142,855 shares as of
   November 10, 1998
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                                 IDT CORPORATION



                                Table Of Contents

PART I.  FINANCIAL INFORMATION


   Item 1.     Financial Statements (Unaudited)........................................................................  3

               Condensed Consolidated Balance Sheets as of July 31, 198 and October 31, 1998...........................  3

               Condensed Consolidated Statements of Income for the three months ended October 31, 1997 and 1998..............................................................................................  4

               Condensed Consolidated Statement of Stockholders' Equity for the three months ended
                 October 31, 1998......................................................................................  5

               Condensed Consolidated Statements of Cash Flows for the three months ended
                 October 31, 1997 and 1998.............................................................................  6

               Notes to Condensed Consolidated Financial Statements ...................................................  7

   Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations...................  9

PART II.  OTHER INFORMATION

   Item 1.       Legal Proceedings.....................................................................................  6

   Item 2.       Changes in Securities................................................................................. 14

   Item 3.       Defaults upon Senior Securities....................................................................... 14

   Item 4.       Submision of Matters to a Vote of Security Holders.................................................... 14

   Item 5.       Other Information.....................................................................................

    Item 6.       Exhibits and Reports on Form 8-K.....................................................................

    Signatures......................................................................................................... 17

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                 IDT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           October 31, 1998              July 31, 1998
                                                           ----------------              -------------
ASSETS                                                        (Unaudited)                  (Note 1)
Current assets:
  Cash and cash equivalents                                   $98,444,138                 $115,283,519
  Marketable securities                                        52,452,604                   60,308,768
  Accounts receivable, net                                     44,660,028                   38,037,974
  Notes receivable - current portion                            2,140,000                    2,140,000
  Other current assets                                         19,108,656                   12,096,803
                                                             ------------                 ------------
    Total current assets                                      216,805,426                  227,867,064

  Property and equipment, net                                  83,759,831                   75,332,476
  Notes receivable - long-term portion                         29,562,790                   21,767,769
  Goodwill, net                                                74,900,114                   74,222,221
  Deferred tax assets, net                                      7,668,739                   10,750,000
  Other assets                                                 11,275,062                    7,256,674
                                                             ------------                 ------------
    Total assets                                             $423,971,962                 $417,196,204
                                                             ============                 ============

LIABILITIES AND
 STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                      $41,286,405                  $38,793,873
  Accrued expenses                                              1,757,348                    3,499,301
  Interest payable                                              1,908,639                    3,942,577
  Deferred revenue                                             10,774,062                    9,175,218
  Notes payable -- current portion                              2,094,045                    1,865,849
  Capital lease obligations -- current portion                  3,568,679                    3,989,375
  Other current liabilities                                       200,270                      220,325
                                                             ------------                 ------------
    Total current liabilities                                  61,589,448                   61,486,518

Notes payable -- long-term portion                            101,106,459                  101,833,892
Capital lease obligation -- long-term portion                  10,725,136                   11,232,053
                                                             ------------                 ------------
   Total liabilities                                          173,421,043                  174,552,463

Minority interest                                               5,519,081                    3,895,669

Commitments and Contingencies
Stockholders' equity:
   Preferred stock, $.01 par value; authorized
     shares - 10,000,000; no shares issued                             --                           --
   Common stock, $.01 par value; authorized
     shares - 100,000,000; 23,199,289 and
     22,848,866 shares issued and outstanding
     at October 31, 1998 and July 31,
     1998, respectively                                           231,993                      228,489
   Class A stock, $.01 par value; authorized
     shares - 35,000,000; 10,112,868 and
     10,255,668 shares issued and outstanding
     at October 31, 1998 and July 31,
     1998, respectively                                           101,429                      102,557
   Additional paid-in capital                                 268,151,509                  266,761,770
   Accumulated deficit                                        (23,453,093)                 (28,344,744)
                                                             -------------                -------------
     Total stockholders' equity                               245,031,838                  238,748,072
                                                             ------------                 ------------
       Total liabilities and stockholders' equity            $423,971,962                 $417,196,204
                                                             ============                 ============

           See notes to condensed consolidated financial statements.

                                 IDT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                   Three Months Ended October 31,
                                                       ---------------------------------------------------
                                                                   1998                       1997
                                                                   ----                       ----
Revenues                                                       $133,277,831                $54,750,978

Costs and expenses:
   Direct cost of revenues............................          101,074,107                 40,861,017
   Selling, general and administrative................           17,055,564                  9,834,947
   Depreciation and amortization......................            5,439,469                  1,745,134
                                                               ------------                -----------

   Total costs and expenses...........................          123,569,140                 52,441,098
                                                               ------------                -----------

Income from operations................................            9,708,691                  2,309,880

Interest and other, net...............................              205,655                   (346,935)
                                                               ------------                -----------
Income before provision for income
   taxes and minority interest........................            9,914,346                  1,962,945

Provision for income taxes............................            3,399,283                         --
  Minority interest...................................            1,623,412                         --
                                                               ------------                -----------
Net income............................................         $  4,891,651                 $1,962,945
                                                               ============                 ==========

Net income per share - basic..........................                $0.15                      $0.09
                                                                      =====                      =====

Weighted average number of
    shares used in calculation of
    earnings per share - basic........................           33,199,558                 21,984,615
                                                                 ==========                 ==========

Net income per-share - diluted........................                $0.14                      $0.08
                                                                      =====                      =====

Weighted average number of
      shares used in calculation of
      earnings per share - diluted....................           35,701,538                 25,479,585
                                                                 ==========                 ==========


           See notes to condensed consolidated financial statements.

                                 IDT CORPORATION

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   (Unaudited)

                                                                                                                          Total
                                           Common Stock           Class A Stock          Additional     Accumulated    Stockholders'

                                        Shares      Amount      Shares       Amount   Paid-in Capital      Deficit        Equity
                                        ------      ------      ------       ------   ---------------      -------        ------
Balance at July 31, 1998              22,848,866   $228,489   10,255,668    $102,557    $266,761,770   $(28,344,744)   $238,748,072

   Exercise of stock options             174,525      1,745           --          --         633,312             --         635,057

    Conversion of Class A                112,800      1,128     (112,800)     (1,128)             --             --              --
      Stock to Common Stock

    Exercise of warrants                  63,098        631           --          --         438,405             --         439,036

    Income tax benefits from
      stock options exercised                 --         --           --          --         318,022             --         318,022

    Net income for the three
      months ended October 31, 1998
                                                                                                          4,891,651       4,891,651
                                     -----------   --------  -----------    --------    ------------   ------------    ------------

Balance at October 31, 1998           23,199,289   $231,993   10,112,868    $101,429    $268,151,509   $(23,453,093)   $245,031,838
                                     ===========   ========  ===========    ========    ============   ============    ============

           See notes to condensed consolidated financial statements.

                                IDT CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                            Three Months Ended October 31,
                                                                            ------------------------------
                                                                             1998                  1997
                                                                             ----                  ----
Cash (used in) provided by operating activities...............         $    (3,854,026)        $      33,291

Investing activities
Net sales of marketable securities............................               7,856,164                    --
Issuance of notes receivable..................................              (7,795,021)                   --
Purchase of property and equipment............................             (12,713,698)           (4,598,802)
                                                                           ------------        --------------

Net cash used in investing activities.........................             (12,652,555)           (4,598,802)

Financing activities
Repayment of notes payable....................................                (499,237)             (515,060)
Proceeds from Convertible Debentures..........................                      --             7,500,000
Repayment of capital lease obligations........................                (927,613)             (261,818)
Proceeds from exercise of stock options.......................                 654,934             2,689,525
Proceeds from exercise of stock warrants......................                 439,036                    --
Proceeds from notes payable...................................                      --               810,247
                                                                       ---------------         -------------

Net cash (used in) provided by financing activities...........                (332,800)           10,222,894
                                                                       -----------------       -------------

Net increase  (decrease) in cash and cash equivalents.........             (16,839,381)            5,657,383

Cash and cash equivalents, beginning of period................             115,283,519             7,674,313
                                                                       ---------------         -------------

Cash and cash equivalents, end of period......................         $    98,444,138         $  13,331,696
                                                                       ===============         =============

Supplemental disclosures of cash flow information
Interest paid.................................................         $     4,764,448         $     504,100
Income taxes paid.............................................         $            --         $          --
                                                                       ===============         =============



           See notes to condensed consolidated financial statements.

                                IDT CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

            The accompanying unaudited condensed consolidated financial statements of IDT Corporation and subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ending July 31, 1999. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended July 31, 1998, as filed with the Securities and Exchange Commission.

Note 2 - Summary of Significant Accounting Policies

Comprehensive Income

            As of August 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity.

Segment Information

            The Company must adopt SFAS 131, Disclosures about Segments of an Enterprise and Related Information in fiscal 1999. Because Statement 131 is not required to be applied to interim financial statements in the initial year of adoption, the Company is not required to disclose segment information in accordance with Statement 131 until its fiscal 1999 annual report, at which time it will restate prior years' segment disclosure to conform to the Statement 131 segment presentation, if practicable. In the Company's first quarter fiscal 2000 report, and in subsequent quarters, it will present the interim disclosure required by Statement 131 for both 2000 and 1999.

Note 3 - Property and Equipment

            Property and equipment consists of the following:

                                      October 31, 1998            July 31, 1998
                                      ----------------            -------------

Equipment                                  $88,558,584              $77,612,461
Computer software                           11,172,593               10,027,335
Leasehold improvements                       2,478,713                1,930,769
Furniture and fixtures                       1,979,421                1,905,048
                                             ---------                ---------
                                           104,189,311               91,475,613
Less: Accumulated depreciation
    and amortization                      (20,429,480)             (16,143,137)
                                          ------------             ------------
                                           $83,759,831              $75,332,476
                                           ===========              ===========

Note 4 - Legal Proceedings and Contingencies

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

            The Company filed a lawsuit against Mr. Glen Miller in August 1997 in the New Jersey Superior Court, Bergen County. The action was based upon various matters arising out of Mr. Miller's employment with the Company. Mr. Miller answered the complaint and filed a counterclaim against the Company seeking compensatory and punitive damages for breach of his employment contract and breach of the covenant of good faith and fair dealing. Mr. Miller alleges that the Company breached his employment agreement by failing to compensate him as contemplated by his employment agreement, including by failing to deliver to him 20,000 shares of the Company's Common Stock. Mr. Miller also filed a third-party complaint against Howard Balter, the Chief Operating Officer of the Company, and Jonathan Rand, the Company's former Director of Human Resources, for fraudulent conduct and misrepresentation. The Company filed its answer to Mr. Miller's counterclaim in December 1997. In January 1998, the Court partially granted Mr. Miller's motion for summary judgment, awarding him severance pay in the amount of approximately $50,000. The Company's motion for leave to appeal this award has been denied, and the action is currently in the discovery phase. A trial date has been scheduled for February 1999.

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

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following information should be read in conjunction with the accompanying condensed consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company contained in the Company's Annual Report on Form 10-K/A for the year ended July 31, 1998, as filed with the Securities and Exchange Commission.

Overview

            The Company is a leading multinational carrier that provides its wholesale and retail customers with integrated and competitively priced international and domestic long distance telecommunications service, Internet access and, through its Net2Phone products and services, Internet telephony services. The Company delivers these services over a high-quality network consisting of 60 switches in the U.S. and Europe and owned and leased capacity on 16 undersea fiber optic cables. In addition, the Company obtains additional transmission capacity from other carriers.

            The Company delivers its international traffic worldwide pursuant to its agreements with U.S.-based carriers, foreign carriers, and 17 of the companies that are primarily responsible for providing telecommunications services in particular countries (which are commonly referred to as "PTTs"). In addition, the Company maintains a high-speed network that carries Internet traffic in order to support both its Internet access services and its Internet telephony services.

Three Months Ended October 31, 1998 Compared to Three Months Ended October 31, 1997

Results of Operations

            Revenues. Revenues increased 143.2% from approximately $54.8 million for the three months ended October 31, 1997 to approximately $133.3 million for the three months ended October 31, 1998. Telecommunications revenues increased 158.8% from approximately $47.8 million for the three months ended October 31, 1997 to approximately $123.7 million for the three months ended October 31, 1998. Internet access revenues decreased 12.2% from approximately $4.9 million for the three months ended October 31, 1997 to approximately $4.3 million for the three months ended October 31, 1998, reflecting the Company's decision to de-emphasize its activities in this area. Internet telephony revenues increased 152.8% from approximately $2.1 million for the three months ended October 31, 1997 to approximately $5.3 million for the three months ended October 31, 1998.

            Telecommunications revenues increased primarily as a result of an increase in minutes of use from approximately 111.5 million for the three months ended October 31, 1997 to approximately 468.9 million for the three months ended October 31, 1998. The increase in minutes was primarily due to the addition of wholesale carrier service clients, increased usage by existing clients, and increased marketing of the Company's prepaid calling cards. The addition of wholesale carrier services clients and the increased use by existing clients resulted in an increase in wholesale carrier services revenues of 35.2%, from approximately $35.8 million for the three months ended October 31, 1997 to approximately $48.4 million for the three months ended October 31, 1998. As a percentage of telecommunications revenues, wholesale carrier service revenues decreased from approximately 74.8% to 39.1%, primarily due to the significant increase in prepaid calling card revenues both in real dollars and as a percentage of overall telecommunications revenues. Revenues from sales of the Company's prepaid calling cards increased from approximately $5.4 million for the three months ended October 31, 1997 to approximately $67.3 million for the three months ended October 31, 1998 as a result of increased marketing efforts and the Company's purchase of a majority interest in Union Telecard Alliance, LLC, a prepaid calling card distributor. As a percentage of telecommunications revenues, prepaid calling card revenues increased from approximately 11.3% to 54.4%. As a percentage of telecommunications revenues, international retail services revenues (which consist primarily of call reorigination services) decreased from approximately 11.4% to 4.6%.

            As a percentage of total revenues, Internet access revenues decreased from approximately 8.9% for the three months ended October 31, 1997 to approximately 3.2% for the three months ended October 31, 1998. This decrease was due to the substantial increase in telecommunications revenues as a percentage of total revenues, as well as a dollar decrease in Internet access revenues due to a decrease in total dial-up subscribers.

            Internet telephony revenues as a percentage of total revenues increased from 3.8% for the three months ended October 31, 1997 to 4.0% for the three months ended October 31, 1998. The increase in Internet telephony revenues was primarily due to an increase in billed-minute usage.

            Direct Cost of Revenues. The Company's direct cost of revenues increased by 147.4%, from approximately $40.9 million in the three months ended October 31, 1997 to approximately $101.1 million in the three months ended October 31, 1998. As a percentage of total revenues, these costs increased from 74.6% in the three months ended October 31, 1997 to 75.8% in the three months ended October 31, 1998. The dollar increase is due primarily to increases in underlying carrier and connectivity costs, as the Company's telecommunications minutes of use, and associated revenues, grew substantially. As a percentage of total revenues, the increase in direct costs reflects lower gross margins associated with wholesale carrier services and prepaid calling card services as compared with international retail and Internet access services.

            Selling, General and Administrative. Selling, general and administrative costs increased 74.5% from approximately $9.8 million in the three months ended October 31, 1997 to approximately $17.1 million in the three months ended October 31, 1998. As a percentage of total revenues, these costs decreased from 18.0% in the three months ended October 31, 1997 to 12.8% in the three months ended October 31, 1998. The increase in these costs in dollar terms is due primarily to increased sales and marketing efforts for retail services, including prepaid calling cards, domestic and international long distance, Net2Phone and Net2Phone Direct. As a percentage of total revenues, the decrease was due primarily to the substantial increase in total revenues for the three months ended October 31, 1998.

            Depreciation and Amortization. Depreciation and amortization costs increased 217.6% from approximately $1.7 million in the three months ended October 31, 1997 to approximately $5.4 million in the three months ended October 31, 1998. As a percentage of revenues, these costs increased from 3.2% in the three months ended October 31, 1997 to 4.1% in the three months ended October 31, 1998. These costs increased primarily as a result of the Company's higher fixed asset base during the three months ended October 31, 1998 as compared with the three months ended October 31,1997 due to the Company's efforts to expand its telecommunications network infrastructure, enhance its Internet network and expand its facilities. The Company anticipates that depreciation and amortization costs will continue to increase as the Company continues to implement its growth strategy.

            Income from Operations. The Company's income from operations increased 321.7% from approximately $2.3 million for the three months ended October 31, 1997 to approximately $9.7 million for the three months ended October 31, 1998. Income from operations for the Company's telecommunications business increased to approximately $11.7 million for the three months ended October 31, 1998 from $3.2 million for the three months ended October 31, 1997. As a percentage of telecommunication revenues, income from operations for the telecommunications business increased to 9.5% for the three months ended October 31, 1998 from approximately 6.7% for the three months ended October 31, 1997.

            Loss from operations for the Company's Internet access business increased to approximately $1.8 million for the three months ended October 31, 1998 from approximately $1.5 million for the three months ended October 31, 1997. The increased loss is primarily due to the decrease in Internet access revenues reflecting the Company's decision to de-emphasize its activities in this area.

            Loss from operations of the Net2Phone division was approximately $1.9 million for the three months ended October 31, 1998, as compared to income from operations of approximately $647,000 for the three months ended October 31, 1997. This change is due to the substantial increase in selling, general and administrative costs as the Company expands its Internet telephony infrastructure and seeks to gain additional market share for its Internet telephony products and services.

            Income Taxes. The Company recorded income tax expense of $3.4 million for the three months ended October 31, 1998. An income tax benefit related to the tax deduction upon the exercise of stock options was recorded directly into additional paid-in capital. The Company did not record an income tax benefit for the three months ended October 31, 1997 as the realization of available tax losses was not probable at that time.

Liquidity and Capital Resources

            Historically, the Company has satisfied its cash requirements through a combination of cash flow from operating activities, sales of equity securities and borrowings from third parties. The Company received approximately $1.1 million upon the exercise of stock options and warrants in the three months ended October 31, 1998.

            As of October 31, 1998, the Company had cash, cash equivalents and marketable securities of $150.9 million and working capital of approximately $155.3 million. The Company generated negative cash flow from operating activities of approximately $4.2 million during the three months ended October 31, 1998, compared with positive cash flow from operating activities of approximately $33,000 during the three months ended October 31, 1997. The Company's cash flow from operations varies significantly from quarter to quarter, depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable. Accounts receivable (net of allowances) were approximately $44.7 million and $24.5 million at October 31, 1998 and 1997, respectively. Accounts receivable, accounts payable and accrued expenses have increased from period to period as the Company's businesses have grown.

            The Company's capital expenditures increased from approximately $5.7 million in the three months ended October 31, 1997 to approximately $12.7 million in the three months ended October 31, 1998, as the Company expanded its international and domestic telecommunications network infrastructure.

            The Company experiences intense competition in its telecommunications business. Increased competition in the telecommunications industry could force the Company to reduce the prices that it charges for its services, or its profit margins. Under such circumstances, the Company's cash flows from operations would be materially adversely affected.

            The Company intends to, where appropriate, make strategic acquisitions to increase its telecommunications customer base. The Company may also make strategic acquisitions related to its Internet or its Internet telephony businesses. From time to time, the Company evaluates potential acquisitions of companies, technologies, products and customer accounts that complement the Company's businesses.

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

Year 2000

            The Company is conducting a review of its computer hardware and software to ensure that its computer-related applications will not fail or create erroneous results as a result of the use of two digits in various program date fields (the "Year 2000 issue"). The Company's cost of addressing the Year 2000 issue is not expected to be material to its operations or financial position. However, the consequences of an incomplete or untimely resolution of the Year 2000 issue could be expected to have a material adverse effect on the financial results of the Company; in the absence of such a resolution, the ability of the Company to route its traffic in a cost effective manner, to deliver a material portion of its services, to properly obtain payment for such services, and/or to maintain accurate records of its business and operations, could be substantially impaired until such issue is remediated. The Company may become liable for substantial damages in the event that, as a result of the Year 2000 issue, it fails to deliver any services that it is obligated to provide. However, the Company expects that its Year 2000 issues will be satisfactorily resolved before the year 2000.

            The Company is conducting a comprehensive review of its computer systems to ensure that all such systems are, or prior to the end of 1999 will be, Year 2000 compliant. The Company's plan for its Year 2000 project includes the following phases: (i) conducting a comprehensive inventory of the Company's internal systems, including information technology systems and non-information technology systems (which include switching, billing and other platforms and electrical systems) and the systems acquired or to be acquired by the Company from third parties, (ii) assessing and prioritizing any required remediation,
(iii) remediating any problems by repairing or, if appropriate, replacing the non-compliant systems, (iv) testing all remediated systems for Year 2000 compliance and (v) developing contingency plans that may be employed in the event that any system used by the Company is unexpectedly affected by a previously unanticipated problem relating to the Year 2000. The Company currently expects to complete all of the phases of this process and that all of its computer systems will be fully Year 2000 compliant before the end of 1999.

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

            In addition, the Company is currently in the process of developing contingency plans with regard to potential Year 2000 problems. The Company believes that, in the event that one or more of its systems is impaired due to unanticipated Year 2000 issues, its contingency plans will enable it to temporarily conduct its operations on a modified basis until such impaired systems are remediated. There can be no assurances that the Company's suppliers and customers will achieve full Year 2000 compliance before the end of 1999 or that the Company will develop or implement effective contingency plans on a timely basis. A failure of the Company's computer systems or the failure of the Company's suppliers or customers to effectively upgrade their software and systems for transition to the year 2000 could have a material adverse effect on the Company's business, financial conditions and results of operations.

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

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
---------------------------------------------------------

            This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, among other things, the Company's plans to implement its growth strategy, improve its financial performance, expand its infrastructure, develop new products and services, expand its customer base and enter international markets. Such forward-looking statements also include the Company's expectations concerning factors affecting the markets for its products, such as changes in the U.S. and the international regulatory environment and the demand for long-distance telecommunications, Internet access and Internet telephony services. Actual results could differ from those projected in any forward-looking statements. The forward-looking statements are made as of the date of this Report, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth herein and the other information set forth from time to time in the Company's reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including the Company's Annual Report on Form 10-K, as amended, for the year ended July 31, 1998.

PART II.    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

           Incorporated by reference from Part I, Item I, Financial Statements,
           Note 4 captioned "Legal Proceedings and Contingencies."

Item 2.    CHANGES IN SECURITIES

           None

Item 3.    DEFAULTS UPON SENIOR SECURITIES

           None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

Item 5.    OTHER INFORMATION

           None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits:

Exhibit
Number                  Description
-----------------------------------
3.01(1)     Restated Certificate of Incorporation of the Registrant.

3.02(1)     By-laws of the Registrant.

10.01(2)    Employment Agreement between the Registrant and Howard S. Jonas.

10.02(2)    Employment Agreement between the Registrant and Howard S. Balter.

10.03(3)    1996 Stock Option and Incentive Plan, as amended and restated, of the Registrant.

10.04(4)    Form of Stock Option Agreement under the 1996 Stock Option and
Incentive Plan.

10.05(5)    Form of Registration Rights Agreement between certain stockholders and the Registrant.

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

10.10(9)    Agreement between Mr. Cliff Sobel and the Registrant.

10.11(9)    Employment Agreement between the Registrant and Mr. Hal Brecher.

10.12(6)    Employment Agreement between the Registrant and Mr. David Turock.

10.13(10)   Indenture between the Registrant and U.S. Bank Trust National
Association, formerly known as First Trust National Association, as Trustee.

10.14(11)   Agreement and Plan of Merger, dated April 7, 1998, by and among the
Registrant, ADM Corp., InterExchange, Inc., David Turock, Eric Hecht, Richard Robbins, Bradley Turock, Wai Nam Tam, Mary Jo Altom and Lisa Mikulynec.

10.15(12)   Securities Purchase Agreement between the Registrant, Carlos Gomez and Union Telecard Alliance, LLC.

27.01*  Financial Data Schedule.
------------------------
*   filed herewith

(1) Incorporated by reference to Form S-1 filed February 21, 1996 file no. 333-00204.
(2) Incorporated by reference to Form S-1 filed January 9, 1996 file no. 333-00204.
(3) Incorporated by reference to Schedule 14A, filed November 25, 1998.

(4) Incorporated by reference to Form S-8 filed January 14, 1996 file no. 333-19727.
(5) Incorporated by reference to Form S-1 filed March 8, 1996 file no.
333-00204.
(6) Incorporated by reference to Form 10-K/A for the fiscal year ended July 31, 1998, filed February 2, 1998.
(7) Incorporated by reference to Form S-1 filed March 14, 1996 file no.
333-00204.
(8) Incorporated by reference to Form S-1 filed December 27, 1996 file no. 333-18901.
(9) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1997, filed October 29, 1997.
(10)Incorporated by reference to Form 10-Q filed March 17, 1988.
(11)Incorporated by reference to Form 8-K filed April 22, 1998.
(12)Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1998, filed October 29, 1998.

(b) Reports on Form 8-K:

            On September 29, 1998, the Company filed Amendment No. 2 to its Current Report on Form 8-K, which was originally filed with the Commission on May 21, 1998. The purpose of the filing was to amend and refile an exhibit to such report.

                                IDT CORPORATION

                                   FORM 10-Q

                               October 31, 1998



                                  SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            IDT CORPORATION


December 14, 1998                         By:  /s/ Howard Jonas
-----------------                              ----------------
      Date                                      Howard S. Jonas
                                                Chairman of the Board
                                                and Chief Executive Officer
                                                (Principal Executive Officer)

December 14, 1998                         By:  /s/ Howard Balter
-----------------                              -----------------
      Date                                      Howard Balter
                                                Chief Operating Officer and
                                                Director
                                                (Principal Financial Officer)

December 14, 1998                         By:  /s/ Stephen R. Brown
-----------------                              --------------------
      Date                                      Stephen R. Brown
                                                Chief Financial Officer
                                                (Principal Accounting Officer)