Form 10-Q/A
period 1998-10-31
IDT CORP
filed 1998-12-23
CIK 1005731

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

   Common Stock, $.01 par value - 23,226,833 shares as of December 15, 1998 Class A Common Stock, $.01 par value -- 10,142,855 shares as of
   December 15, 1998
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                                 IDT CORPORATION



                                Table Of Contents

PART I.  FINANCIAL INFORMATION


   Item 1.     Financial Statements (Unaudited)........................................................................  3

               Condensed Consolidated Balance Sheets as of July 31, 1998 and October 31, 1998..........................  3

               Condensed Consolidated Statements of Income for the three months ended October 31, 1997 and 1998..............................................................................................  4

               Condensed Consolidated Statement of Stockholders' Equity for the three months ended
                 October 31, 1998......................................................................................  5

               Condensed Consolidated Statements of Cash Flows for the three months ended
                 October 31, 1997 and 1998.............................................................................  6

               Notes to Condensed Consolidated Financial Statements ...................................................  7

   Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations...................  9

PART II.  OTHER INFORMATION

   Item 1.       Legal Proceedings..................................................................................... 14

   Item 2.       Changes in Securities................................................................................. 14

   Item 3.       Defaults upon Senior Securities....................................................................... 14

   Item 4.       Submision of Matters to a Vote of Security Holders.................................................... 14

   Item 5.       Other Information..................................................................................... 14

    Item 6.       Exhibits and Reports on Form 8-K..................................................................... 15

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
     shares - 35,000,000; 10,142,868 and
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

                                 IDT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                   Three Months Ended October 31,
                                                       ---------------------------------------------------
                                                                   1998                       1997
                                                                   ----                       ----
Revenues                                                       $133,277,831                $54,750,978

Costs and expenses:
   Direct cost of revenues............................          101,074,107                 40,861,017
   Selling, general and administrative................           17,055,564                  9,834,947
   Depreciation and amortization......................            5,439,469                  1,745,134
                                                               ------------                -----------

   Total costs and expenses...........................          123,569,140                 52,441,098
                                                               ------------                -----------

Income from operations................................            9,708,691                  2,309,880

Interest and other, net...............................              205,655                   (346,935)
                                                               ------------                -----------
Income before provision for income
   taxes and minority interest........................            9,914,346                  1,962,945

Provision for income taxes............................            3,399,283                         --
Minority interest.....................................            1,623,412                         --
                                                               ------------                -----------
Net income............................................         $  4,891,651                 $1,962,945
                                                               ============                 ==========

Net income per share - basic..........................                $0.15                      $0.09
                                                                      =====                      =====

Weighted average number of
    shares used in calculation of
    earnings per share - basic........................           33,199,558                 21,998,615
                                                                 ==========                 ==========

Net income per-share - diluted........................                $0.14                      $0.08
                                                                      =====                      =====

Weighted average number of
      shares used in calculation of
      earnings per share - diluted....................           35,701,538                 25,479,585
                                                                 ==========                 ==========


           See notes to condensed consolidated financial statements.

                                 IDT CORPORATION

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   (Unaudited)

                                                                                                                          Total
                                           Common Stock           Class A Stock          Additional     Accumulated    Stockholders'

                                        Shares      Amount      Shares       Amount   Paid-in Capital      Deficit        Equity
                                        ------      ------      ------       ------   ---------------      -------        ------
Balance at July 31, 1998              22,848,866   $228,489   10,255,668    $102,557    $266,761,770   $(28,344,744)   $238,748,072

   Exercise of stock options             174,525      1,745           --          --         633,312             --         635,057

    Conversion of Class A                112,800      1,128     (112,800)     (1,128)             --             --              --
      Stock to Common Stock

    Exercise of warrants                  63,098        631           --          --         438,405             --         439,036

    Income tax benefits from
      stock options exercised                 --         --           --          --         318,022             --         318,022

    Net income for the three
      months ended October 31, 1998
                                                                                                          4,891,651       4,891,651
                                     -----------   --------  -----------    --------    ------------   ------------    ------------

Balance at October 31, 1998           23,199,289   $231,993   10,142,868    $101,429    $268,151,509   $(23,453,093)   $245,031,838
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

Overview

            The Company is a leading multinational carrier that provides its wholesale and retail customers with integrated and competitively priced international and domestic long distance telecommunications service, Internet access and, through its Net2Phone products and services, Internet telephony services. The Company delivers these services over a high-quality network consisting of 66 switches in the U.S. and Europe and owned and leased capacity on 16 undersea fiber optic cables. In addition, the Company obtains additional transmission capacity from other carriers.

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

            Telecommunications revenues increased primarily as a result of an increase in minutes of use from approximately 111.5 million for the three months ended October 31, 1997 to approximately 468.9 million for the three months ended October 31, 1998. The increase in minutes was primarily due to the addition of wholesale carrier service clients, increased usage by existing clients, and increased marketing of the Company's prepaid calling cards. The addition of wholesale carrier services clients and the increased use by existing clients resulted in an increase in wholesale carrier services revenues of 35.2%, from approximately $35.8 million for the three months ended October 31, 1997 to approximately $48.4 million for the three months ended October 31, 1998. As a percentage of telecommunications revenues, wholesale carrier service revenues decreased from approximately 74.8% to 39.1%, primarily due to the significant increase in prepaid calling card revenues both in real dollars and as a percentage of overall telecommunications revenues. Revenues from sales of the Company's prepaid calling cards increased from approximately $5.4 million for the three months ended October 31, 1997 to approximately $67.3 million for the three months ended October 31, 1998 as a result of increased marketing efforts and the Company's purchase of a majority interest in Union Telecard Alliance, LLC, a prepaid calling card distributor in May 1998. As a percentage of telecommunications revenues, prepaid calling card revenues increased from approximately 11.3% to 54.4%. As a percentage of telecommunications revenues, international retail services revenues (which consist primarily of call reorigination services) decreased from approximately 11.4% to 4.6%.

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

EUROPEAN CURRENCY CONVERSION
----------------------------

            Beginning in January 1999, a new currency called the "euro" is expected to be introduced in certain Economic and Monetary Union ("EMU") countries. Beginning in 2002, all EMU countries are expected to operate with the euro as their single currency. Uncertainty exists as to the effect the euro currency will have on the market for international telecommunications services. Additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the euro currency. The Company has not yet completed its assessment of the effect that the introduction of the euro will have on its business, operations and sales.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
---------------------------------------------------------

            This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, among other things, the Company's plans to implement its growth strategy, improve its financial performance, expand its infrastructure, develop new products and services, expand its customer base and enter international markets. Such forward-looking statements also include the Company's expectations concerning factors affecting the markets for its products, such as changes in the U.S. and the international regulatory environment and the demand for long-distance telecommunications, Internet access and Internet telephony services. Actual results could differ from those projected in any forward-looking statements. The forward-looking statements are made as of the date of this Report, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth herein and the other information set forth from time to time in the Company's reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including the Company's Annual Report on Form 10-K/A, for the year ended July 31, 1998.

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

(2) Incorporated by reference to Form S-1 filed January 9, 1996 file no. 333-00204.

(3)   Incorporated by reference to Schedule 14A, filed November 25, 1998.

(4) Incorporated by reference to Form S-8 filed January 14, 1996 file no. 333-19727.

(5)   Incorporated by reference to Form S-1 filed March 8, 1996 file no.
      333-00204.

(6) Incorporated by reference to Form 10-K/A for the fiscal year ended July 31, 1997, filed February 2, 1998.

(7)   Incorporated by reference to Form S-1 filed March 14, 1996 file no.
      333-00204.

(8) Incorporated by reference to Form S-1 filed December 27, 1996 file no. 333-18901.

(9) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1997, filed October 29, 1997.

(10)  Incorporated by reference to Form 10-Q filed March 17, 1988.

(11)  Incorporated by reference to Form 8-K filed April 22, 1998.

(12) Incorporated by reference to Form 10-K/A for the fiscal year ended July 31, 1998, filed December 4, 1998.

(b) Reports on Form 8-K:

            On September 29, 1998, the Company filed Amendment No. 2 to its Current Report on Form 8-K, which was originally filed with the Commission on May 21, 1998. The purpose of the filing was to amend and refile an exhibit to such report.

                                IDT CORPORATION

                                  FORM 10-Q/A

                               October 31, 1998



                                  SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            IDT CORPORATION


December 22, 1998                         By:  /s/ Howard Jonas
-----------------                              ----------------
      Date                                      Howard S. Jonas
                                                Chairman of the Board
                                                and Chief Executive Officer
                                                (Principal Executive Officer)

December 22, 1998                         By:  /s/ Stephen R. Brown
-----------------                              --------------------
      Date                                      Stephen R. Brown
                                                Chief Financial Officer
                                                (Principal Accounting Officer)