Form 10-Q
period 1999-01-31
IDT CORP
filed 1999-03-17
CIK 1005731

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934 for the Quarterly Period Ended January 31, 1999

                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934

                        Commission File Number:  0-27898
                                                --------

                                IDT CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


                       Delaware                         22-3415036
           -------------------------------              ----------
           (State or Other Jurisdiction of           (I.R.S. Employer
            Incorporation or Organization)           Identification No.)

       190 Main Street, Hackensack, New Jersey          07601
      ---------------------------------------         ----------
      (Address of Principal Executive Office)         (Zip Code)

                                (201) 928-1000
            ------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

                                Not Applicable
---------------------------------------------------------------------------
(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No __
                                              ---

  Common Stock,  $.01 par value - 23,366,846 shares as of March 15, 1999
  Class A Common Stock, $.01 par value - 10,129,417 shares as of March 15, 1999 (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                                                            IDT CORPORATION



                                                           Table Of Contents


PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)..............................................3

               Condensed Consolidated Balance Sheets as of January 31, 1999
                  and July 31, 1998.........................................................3

               Condensed Consolidated Statements of Income for the six months and three months ended January 31, 1999 and 1998..........................4

               Condensed Consolidated Statement of Stockholders'Equity
                  for the six months ended January 31, 1999.................................5

               Condensed Consolidated Statements of Cash Flows for the
                  six months ended January 31, 1999 and 1998................................6

               Notes to Condensed Consolidated Financial Statements.........................7

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of..10

PART II.       OTHER INFORMATION...........................................................17

     Item 1.   Legal Proceedings...........................................................17

     Item 2.   Changes in Securities.......................................................17

     Item 3.   Defaults Upon Senior Securities.............................................17

     Item 4.   Submission of Matters to a Vote of Security Holders.........................17

     Item 5.   Other Information...........................................................17

     Item 6.   Exhibits and Reports on Form 8-K............................................18

     SIGNATURES............................................................................20

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)

                                                            IDT CORPORATION
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        January 31, 1999      July 31, 1998
                                                                        ----------------      -------------
                                                                           (Unaudited)           (Note 1)
ASSETS
Current assets:
  Cash and cash equivalents                                                 $60,994,698        $115,283,519
  Marketable securities                                                      78,911,968          60,308,768
  Accounts receivable, net                                                   61,754,895          38,037,974
  Notes receivable - current portion                                          2,140,000           2,140,000
  Other current assets                                                       24,337,711          12,096,803
                                                                           ------------        ------------
    Total current assets                                                    228,139,272         227,867,064

  Property and equipment, net                                               100,059,173          75,332,476
  Notes receivable - long-term portion                                       33,021,174          21,767,769
  Goodwill, net                                                              73,947,364          74,222,221
  Deferred tax assets, net                                                    6,427,072          10,750,000
  Other assets                                                                8,996,946           7,256,674
                                                                            -----------     ---------------
    Total assets                                                           $450,591,001        $417,196,204
                                                                           ============        ============

LIABILITIES AND
 STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                                    $53,851,188         $38,793,873
  Accrued expenses                                                            2,282,298           3,499,301
  Interest payable                                                            4,096,140           3,942,577
  Deferred revenue                                                           14,026,129           9,175,218
  Notes payable-- current portion                                             2,120,779           1,865,849
  Capital lease obligations-- current portion                                 5,509,497           3,989,375
  Other current liabilities                                                      27,000             220,325
                                                                           ------------      --------------
    Total current liabilities                                                81,913,031          61,486,518

Notes payable-- long-term portion                                           100,679,227         101,833,892
Capital lease obligation-- long-term portion                                 19,118,759          11,232,053
                                                                           ------------        ------------
   Total liabilities                                                        201,711,017         174,552,463

Minority interest                                                             1,149,469           3,895,669

Commitments and Contingencies
Stockholders' equity:
   Preferred stock, $.01 par value; authorized shares - 10,000,000;
    no shares issued                                                                 --                  --
   Common stock, $.01 par value; authorized shares - 100,000,000;
    23,341,746 and 22,848,866 shares issued and outstanding at
    January 31, 1999 and July 31, 1998, respectively                            233,418             228,489
   Class A stock, $.01 par value; authorized shares - 35,000,000;
    10,129,517 and 10,255,668 shares issued and outstanding at
    January 31, 1999 and July 31, 1998, respectively                            101,295             102,557
   Additional paid-in capital                                               268,796,130         266,761,770
   Accumulated deficit                                                      (21,400,328)        (28,344,744)
                                                                            ------------       -------------
     Total stockholders' equity                                             247,730,515         238,748,072
                                                                            -----------       -------------
       Total liabilities and  stockholders' equity                         $450,591,001        $417,196,204
                                                                           ============        ============

                                                              IDT CORPORATION

                                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                              (Unaudited)

                                                    Six Months Ended January 31,             Three Months Ended January 31,
                                                  ---------------------------------        ---------------------------------
                                                      1999                 1998                 1999                 1998
                                                      ----                 ----                 ----                 -----
Revenues                                          $294,018,907         $125,703,766         $160,741,076          $70,952,788

Costs and expenses:
   Direct cost of revenues....................     227,665,779           92,309,811          126,591,672           51,448,794
   Selling, general and administrative........      40,806,085           23,706,415           23,750,521           13,871,468
   Depreciation and amortization..............      11,735,189            3,787,573            6,295,720            2,042,439
                                                  ------------          -----------          -----------          -----------

   Total costs and expenses...................     280,207,053          119,803,799          156,637,913           67,362,701
                                                  ------------          -----------          -----------          -----------

Income from operations........................      13,811,854            5,899,967            4,103,163            3,590,087

Interest and other, net.......................         143,501            (783,393)             (62,154)            (436,458)
                                                  ------------          -----------          -----------          -----------
Income before provision for income
   taxes and minority interest................      13,955,355            5,116,574            4,041,009            3,153,629

Provision for income taxes....................       4,825,780                   --            1,426,497                   --
Minority interest.............................       2,185,159                   --              561,747                   --
                                                  ------------          -----------          -----------          -----------
Net income....................................      $6,944,416           $5,116,574           $2,052,765           $3,153,629
                                                   ===========          ===========          ===========          ===========

Net income per share - basic..................           $0.21                $0.23                $0.06                $0.14
                                                   ===========          ===========          ===========          ===========
Weighted average number of
    shares used in calculation of
    earnings per share - basic................      33,265,965           22,638,022           33,332,371           23,330,274
                                                   ===========          ===========          ===========          ===========
Net income per share - diluted................           $0.20                $0.20                $0.06                $0.12
                                                   ===========          ===========          ===========          ===========
Weighted average number of
      shares used in calculation of
      earnings per share - diluted............      35,476,587           26,087,362           35,343,627           27,053,511
                                                   ===========          ===========          ===========          ===========

           See notes to condensed consolidated financial statements.

                                                            IDT CORPORATION

                                       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                              (Unaudited)

                                                                                                                        Total
                                     Common Stock            Class A Stock        Additional       Accumulated      Stockholders'
                                  Shares       Amount     Shares      Amount     Paid-in Capital      Deficit           Equity
                                  ------       ------     ------      ------     ---------------      -------           ------
Balance at July 31, 1998        22,848,866   $228,489  10,255,668    $102,557     $266,761,770     $(28,344,744)    $238,748,072

   Exercise of stock options       267,725      2,677          --         --           794,033               --          796,710

   Conversion of Class A Stock
    to Common Stock                126,151      1,262   (126,151)    (1,262)               --                --               --

   Exercise of warrants             99,004        990          --         --           737,502               --          738,492

   Income tax benefits from
    stock options exercised             --         --          --         --           502,825               --          502,825

   Net income for the six
    months ended January 31,
    1999                                --         --          --          --               --         6,944,416       6,944,416
                               -----------  ---------  ----------    --------     ------------     -------------    ------------
Balance at January 31, 1999     23,341,746   $233,418  10,129,517    $101,295     $268,796,130     $(21,400,328)    $247,730,515
                               ===========  =========  ==========    ========     ============     =============    ============


           See notes to condensed consolidated financial statements.

                                                            IDT CORPORATION

                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)

                                                                        Six Months Ended January 31
                                                                 ------------------------------------------
                                                                         1999                 1998
                                                                         ----                 ----
Cash provided by (used in) operating activities..............       $     4,595,693       $  (2,929,195)

Investing activities
Purchase of short-term investments...........................           (18,603,200)                 --
Issuance of notes receivable.................................           (11,253,405)
Receipt of payments on advance...............................                    --             811,743
Purchase of property and equipment...........................           (22,240,140)         (8,794,519)

Net cash used in investing activities........................           (57,028,104)         (7,982,776)

Financing activities
Repayment of notes payable...................................              (899,735)           (871,449)
Proceeds from Convertible Debentures.........................                    --           7,500,000
Repayment of capital lease obligations.......................            (2,491,877)           (825,108)
Proceeds from exercise of stock options......................               796,710           2,882,279
Proceeds from exercise of Net2Phone option...................                    --             100,000
Proceeds from exercise of warrants...........................               738,492                  --
Proceeds from notes payable..................................                    --           3,093,294
Distribution of minority interests...........................            (4,931,359)                 --
                                                                    ---------------        ------------

Net cash (used in) provided by financing activities..........            (1,856,410)         11,879,016
                                                                    ---------------        ------------

Net (decrease) increase in cash and cash equivalents.........           (54,288,821)            967,045
                                                                    ---------------        ------------

Cash and cash equivalents, beginning of period...............           115,283,519           7,674,313
                                                                    ---------------        ------------

Cash and cash equivalents, end of period.....................       $    60,994,698       $   8,641,358
                                                                    ===============        ============

Supplemental disclosures of cash flow information
Interest paid................................................            $5,426,422       $   1,048,462
Income taxes paid............................................                    --                  --

           See notes to condensed consolidated financial statements.

                                IDT CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of IDT Corporation and subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months and three months ended January 31, 1999 are not necessarily indicative of the results that may be expected for the year ending July 31, 1999. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended July 31, 1998, as filed with the Securities and Exchange Commission.

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

Note 3 - Property and Equipment

         Property and equipment consists of the following:

                                                    January 31, 1999            July 31, 1998
                                                    ----------------            -------------
Equipment                                               $108,723,138              $77,612,461
Computer software                                         12,014,963               10,027,335
Leasehold improvements                                     2,703,329                1,930,769
Furniture and fixtures                                     2,173,028                1,905,048
                                                         125,614,458               91,475,613
Less: Accumulated depreciation
    and amortization                                      25,555,285               16,143,137
                                                        ------------              -----------
                                                        $100,059,173              $75,332,476
                                                        ============              ===========

Note 4 - Legal Proceedings and Contingencies

         In December 1995, Surfers Unlimited, L.L.C. filed a breach of contract action in the New Jersey Superior Court, Bergen County. The suit names a subsidiary of the Company as defendant and seeks restitutional and consequential damages in an unspecified amount for interference with prospective business advantages, breach of contract and improper use of confidential and proprietary information. Howard S. Jonas, the Chairman and Chief Executive Officer of the Company, has also been named as a defendant in the action. The Company's subsidiary has filed a counterclaim based on interference with prospective business advantages, breach of contract and improper use of confidential and proprietary information, which the Company voluntarily dismissed in November 1998. The suit is currently in the discovery phase, which was scheduled to end in February 1999 but is continuing until an unspecified date in the future. A trial date has not been scheduled to date.

         In January 1997, six former employees alleging employment discrimination commenced a suit in New Jersey Superior Court, Bergen County. Howard S. Jonas, the Chairman and Chief Executive Officer of the Company, has also been named as a defendant in the action. The action claims that the Company has made hiring and promotion decisions based upon the religious backgrounds of the relevant individuals, in violation of federal and state law. The complaint seeks compensatory and punitive damages in an unspecified amount and also seeks statutory multiples of damages. All of the claims arising under federal law were dismissed by the Court in New Jersey Superior Court, Bergen County, leaving the plaintiffs with only the remedies available under state law. Further, the Court granted the Company permission to file counterclaims against all plaintiffs for the alleged unlawful taking of business records. The Company filed such counterclaims in October 1998. Discovery is continuing and a trial date is scheduled for April 28, 1999.

         In June 1997, an uncertified class-action suit seeking compensatory damages in an unspecified amount was brought against the Company in New York Supreme Court, New York County. The suit concerns advertisements that are no longer used by the Company, and advertising practices that were voluntarily terminated by the Company following a prior investigation of the Company by the Attorneys General of several states. In December 1998, the Court denied the Company's motion for summary judgment; however, the Court limited the class to include only citizens of the State of New York. The Company is preparing to oppose application for class certification.

         In September 1997, DigiTEC 2000, Inc. ("DigiTEC") filed a complaint (subsequently amended) in New York Supreme Court, New York County against the Company alleging that in connection with its sale of prepaid calling cards, the Company engaged in unfair competition and tortiously interfered with an exclusive business relationship between DigiTEC and two co-defendants, CG Com, Inc. and Mr. Carlos Gomez. The complaint seeks compensatory and consequential damages in an unspecified amount and also seeks an unspecified amount of punitive damages. The complaint also alleges that CG Com, Inc. and Mr. Gomez owe DigiTEC more than $500,000. In November 1997, the Court denied DigiTEC's motion for a preliminary injunction to bar CG Com, Inc. and Mr. Gomez from distributing the Company's calling cards. In August 1998, DigiTEC settled its claims against CG Com, Inc. and Mr. Carlos Gomez and in November 1998, DigiTEC and the Company settled all outstanding claims against each other and entered into an agreement to conduct business on an ongoing basis.

         The Company filed a lawsuit against Mr. Glen Miller in August 1997 in the New Jersey Superior Court, Bergen County. The action was based upon various matters arising out of Mr. Miller's employment with IDT. Mr. Miller answered the complaint and filed a counterclaim against the Company seeking compensatory and punitive damages for breach of his employment contract and breach of the covenant of good faith and fair dealing. Mr. Miller alleges that the Company breached his employment agreement by failing to compensate him as contemplated by his employment agreement, including by failing to deliver to him 20,000 shares of the Company's Common Stock. Mr. Miller also filed a third-party complaint against Howard Balter, the former Chief Operating Officer of the Company and the current Chief Executive Officer of Net2Phone, a subsidiary of the Company, and Jonathan Rand, the Company's former Director of Human Resources, for fraudulent conduct and misrepresentation. The Company filed its answer to Mr. Miller's counterclaim in December 1997. In January 1998, the Court partially granted Mr. Miller's motion for summary judgment, awarding him severance pay in the amount of approximately $50,000. The Company's motion for leave to appeal this award has been denied, and the action is currently in the discovery phase. A trial date has been scheduled for April 1999.

         In December 1998, PT-1 Communications, Inc. ("PT-1") filed a complaint against the Company claiming, among other things, that the Company violated its service marks and trade dress in connection with the sale and marketing of phone cards. The Company and PT-1 shortly thereafter entered into a confidential settlement agreement in December 1998. Subsequent to December 1998, PT-1 filed a motion for a preliminary injunction to enforce and compel the Company's compliance with the settlement agreement, which it alleges was breached by the Company. The Company filed opposition papers to the motion and simultaneously filed a motion for a preliminary injunction. The Court scheduled a conference for March 1999.


        In August 1998, a subsidiary of the Company, InterExchange, Inc.
("IX"), filed a complaint in the New Jersey Superior Court, Middlesex County, against PT-1. The action has been removed to the U.S. District Court for the District of New Jersey. The action arises from a contract in which IX and PT-1 agreed that PT-1 would route its traffic from prepaid calling cards through IX's debit card platform. In the action, IX claimed that PT-1 breached its contract with IX by failing to make required payments under the contract, and claimed compensatory damages in the amount of $8.5 million. In February 1999, PT-1 filed an answer and counterclaim and an answer and third party complaint against IX, the Company, and certain of their officers, including Howard Jonas. PT-1 alleges that IX is not entitled to these payments in that IX had breached the agreement, and that, following IX's 1998 merger agreement with the Company, in which IX become a wholly-owned subsidiary of the Company, IX violated its covenant in the agreement that it would not compete with PT-1. PT-1 also alleges, among other things, that the Company and Mr. Jonas tortiously interfered with the contract between IX and PT-1, and that they conspired with IX and its personnel to obtain confidential information relating to PT-1. PT-1 seeks compensatory damages in the aggregate amount of $200 million, and additional punitive damages in the amount of $500 million. The Company and Howard Jonas have not yet been served with the third party complaint and it is anticipated that discovery will commence shortly.

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

Overview

         The Company is a leading multinational carrier that provides its wholesale and retail customers with integrated and competitively priced international and domestic long distance telecommunications service, Internet access and, through its Net2Phone products and services, Internet telephony services. The Company delivers these services over a high-quality network consisting of 68 switches in the U.S. and Europe and owned and leased capacity on 18 undersea fiber optic cables. In addition, the Company obtains additional transmission capacity from other carriers.

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



Six Months Ended January 31, 1999 Compared to Six Months Ended January 31, 1998

Results of Operations

         Revenues. Revenues increased 133.9% from approximately $125.7 million for the six months ended January 31, 1998 to approximately $294.0 million for the six months ended January 31, 1999. Telecommunications revenues increased 146.1% from approximately $110.9 million for the six months ended January 31, 1998 to approximately $272.9 million for the six months ended January 31, 1999. Internet access revenues decreased 14.0% from approximately $10.0 million for the six months ended January 31, 1998 to approximately $8.6 million for the six months ended January 31, 1999, reflecting the Company's decision to de-emphasize its activities in this area. Internet telephony revenues increased 160.4% from approximately $4.8 million for the six months ended January 31, 1998 to approximately $12.5 million for the six months ended January 31, 1999.

         Telecommunications revenues increased primarily as a result of an increase in minutes of use from approximately 271.9 million for the six months ended January 31, 1998 to approximately 1.1 billion for the six months ended January 31, 1999. The increase in minutes was primarily due to the addition of wholesale carrier service clients, increased usage by existing clients, and increased marketing of the Company's prepaid calling cards. The addition of wholesale carrier services clients and the increased use by existing clients resulted in an increase in wholesale carrier services revenues of 39.4%, from approximately $74.1 million for the six months ended January 31, 1998 to approximately $103.3 million for the six months ended January 31, 1999. As a percentage of telecommunications revenues, wholesale carrier service revenues decreased from approximately 66.8% to 37.9%, primarily due to the significant increase in prepaid calling card revenues both in real dollars and as a percentage of overall telecommunications revenues. Revenues from sales of prepaid calling cards increased 555.6% from approximately $23.4 million for the six months ended January 31, 1998 to approximately $153.4 million for the six months ended January 31, 1999 as a result of increased marketing efforts and the Company's purchase of a majority interest in Union Telecard Alliance, LLC, a prepaid calling card distributor, in May

1998. As a percentage of telecommunications revenues, prepaid calling card revenues increased from approximately 21.1% to 56.1%. As a percentage of telecommunications revenues, international retail services revenues (which consist primarily of call reorigination services) decreased from approximately 9.7% to 4.3%.

         As a percentage of total revenues, Internet access revenues decreased from approximately 8.0% for the six months ended January 31, 1998 to approximately 2.9% for the six months ended January 31, 1999. This decrease was due to the substantial increase in telecommunications revenues as a percentage of total revenues, as well as a dollar decrease in Internet access revenues due to a decrease in total dial-up subscribers.

         Internet telephony revenues as a percentage of total revenues increased from 3.8% for the six months ended January 31, 1998 to 4.2% for the six months ended January 31, 1999. The increase in Internet telephony revenues was primarily due to an increase in billed-minute usage resulting from increased marketing of the Company's Internet telephony products and services.

         Direct Cost of Revenues. The Company's direct cost of revenues increased by 146.6%, from approximately $92.3 million for the six months ended January 31, 1998 to approximately $227.7 million for the six months ended January 31, 1999. As a percentage of total revenues, these costs increased from 73.4% for the six months ended January 31, 1998 to 77.4% for the six months ended January 31, 1999. The dollar increase is due primarily to increases in underlying carrier and connectivity costs, as the Company's telecommunications minutes of use, and associated revenues, grew substantially. As a percentage of total revenues, the increase in direct costs reflects lower gross margins associated with wholesale carrier services and prepaid calling card services as compared with international retail and Internet access services. Gross margins were also adversely affected by delayed network deployment.

         Selling, General and Administrative. Selling, general and administrative costs increased 72.1% from approximately $23.7 million for the six months ended January 31, 1998 to approximately $40.8 million for the six months ended January 31, 1999. As a percentage of total revenues, these costs decreased from 18.9% for the six months ended January 31, 1998 to 13.9% for the six months ended January 31, 1999. The increase in these costs in dollar terms is due primarily to increased sales and marketing efforts for retail services, including prepaid calling cards, domestic and international long distance, Net2Phone and Net2Phone Direct. As a percentage of total revenues, the decrease was due primarily to the substantial increase in total revenues for the six months ended January 31, 1999.

         Depreciation and Amortization. Depreciation and amortization increased 207.9% from approximately $3.8 million for the six months ended January 31, 1998 to approximately $11.7 million for the six months ended January 31, 1999. As a percentage of revenues, these costs increased from 3.0% for the six months ended January 31, 1998 to 4.0% for the six months ended January 31, 1999. These costs increased primarily as a result of the Company's higher fixed asset base during the six months ended January 31, 1999 as compared with the six months ended January 31, 1998 due to the Company's efforts to expand its telecommunications network infrastructure, enhance its Internet network and expand its facilities. The Company anticipates that depreciation and amortization will continue to increase as the Company continues to implement its growth strategy.

         Income from Operations. The Company's income from operations increased 133.9% from approximately $5.9 million for the six months ended January 31, 1998 to approximately $13.8 million for the six months ended January 31, 1999. Income from operations for the Company's telecommunications business increased to approximately $22.4 million for the six months ended January 31, 1999 from $7.9 million for the six months ended January 31, 1998. As a percentage of telecommunication revenues, income from operations for the telecommunications business increased to 8.2% for the six months ended January 31, 1999 from approximately 7.2% for the six months ended January 31, 1998.

         Loss from operations for the Company's Internet access business increased to approximately $4.1 million for the six months ended January 31, 1999 from approximately $3.0 million for the six months ended January 31, 1998. The increased loss is primarily due to the decrease in Internet access revenues reflecting the Company's decision to de-emphasize its activities in this area.

         Loss from operations of the Net2Phone division was approximately $4.5 million for the six months ended January 31, 1999, as compared to income from operations of approximately $927,000 for the six months ended January 31, 1998. This change is due to the substantial increase in selling, general and administrative costs as the Company expands its Internet telephony infrastructure and seeks to gain additional market share for its Internet telephony products and services.

         Income Taxes. The Company recorded income tax expense of $4.8 million for the six months ended January 31, 1999. An income tax benefit related to the tax deduction upon the exercise of stock options was recorded directly into additional paid-in capital. The Company did not record an income tax benefit for the six months ended January 31, 1998 as the realization of available tax losses was not probable at that time.


Three Months Ended January 31, 1999 Compared to Three Months Ended January 31, 1998

Results of Operations

         Revenues. Revenues increased 126.3% from approximately $71.0 million for the three months ended January 31, 1998 to approximately $160.7 million for the three months ended January 31, 1999. Telecommunications revenues increased 136.8% from approximately $63.0 million for the three months ended January 31, 1998 to approximately $149.3 million for the three months ended January 31, 1999. Internet access revenues decreased 17.0% from approximately $5.2 million for the three months ended January 31, 1998 to approximately $4.3 million for the three months ended January 31, 1999, reflecting the Company's decision to de-emphasize its activities in this area. Internet telephony revenues increased 166.6% from approximately $2.7 million for the three months ended January 31, 1998 to approximately $7.2 million for the three months ended January 31, 1999.

         Telecommunications revenues increased primarily as a result of an increase in minutes of use from approximately 160.4 million for the three months ended January 31, 1998 to approximately 638.2 million for the three months ended January 31, 1999. The increase in minutes was primarily due to the addition of wholesale carrier service clients, increased usage by existing clients, and increased marketing of the Company's prepaid calling cards. The addition of wholesale carrier services clients and the increased use by existing clients resulted in an increase in wholesale carrier services revenues of 43.1%, from approximately $38.3 million for the three months ended January 31, 1998 to approximately $54.8 million for the three months ended January 31, 1999. As a percentage of telecommunications revenues, wholesale carrier service revenues decreased from approximately 60.7% to 36.7%, primarily due to the significant increase in prepaid calling card revenues both in real dollars and as a percentage of overall telecommunications revenues. Revenues from sales of prepaid calling cards increased 375.7% from approximately $18.1 million for the three months ended January 31, 1998 to approximately $86.1 million for the three months ended January 31, 1999 as a result of increased marketing efforts and the Company's purchase of a majority interest in Union Telecard Alliance, LLC, a prepaid calling card distributor in May 1998. As a percentage of telecommunications revenues, prepaid calling card revenues increased from approximately 28.7% to 57.7%. As a percentage of telecommunications revenues, international retail services revenues (which consist primarily of call reorigination services) decreased from approximately 8.5% to 4.0%.

         As a percentage of total revenues, Internet access revenues decreased from approximately 7.3% for the three months ended January 31, 1998 to approximately 2.7% for the three months ended January 31, 1999. This decrease was due to the substantial increase in telecommunications revenues as a percentage of total revenues, as well as a dollar decrease in Internet access revenues due to a decrease in total dial-up subscribers.

         Internet telephony revenues as a percentage of total revenues increased from 3.8% for the three months ended January 31, 1998 to 4.5% for the three months ended January 31, 1999. The increase in Internet telephony revenues was primarily due to an increase in billed-minute usage resulting from increased marketing of the Company's Internet telephony products and services.

         Direct Cost of Revenues. The Company's direct cost of revenues increased by 146.3%, from approximately $51.4 million in the three months ended January 31, 1998 to approximately $126.6 million in the three months ended January 31, 1999. As a percentage of total revenues, these costs increased from 72.5% for the three months ended January 31, 1998 to 78.8% for the three months ended January 31, 1999. The dollar increase is due primarily to increases in underlying carrier and connectivity costs, as the Company's telecommunications minutes of use, and associated revenues, grew substantially. As a percentage of total revenues, the increase in direct costs reflects lower gross margins associated with wholesale carrier services and prepaid calling card services as compared with international retail and Internet access services. Gross margins were also adversely affected by delayed network deployment.

         Selling, General and Administrative. Selling, general and administrative costs increased 71.2% from approximately $13.9 million in the three months ended January 31, 1998 to approximately $23.8 million in the three months ended January 31, 1999. As a percentage of total revenues, these costs decreased from 19.6% for the three months ended January 31, 1998 to 14.8% for the three months ended January 31, 1999. The increase in these costs in dollar terms is due primarily to increased sales and marketing efforts for retail services, including prepaid calling cards, domestic and international long distance, Net2Phone and Net2Phone Direct. As a percentage of total revenues, the decrease was due primarily to the substantial increase in total revenues for the three months ended January 31, 1999.

         Depreciation and Amortization. Depreciation and amortization increased 215.0% from approximately $2.0 million for the three months ended January 31, 1998 to approximately $6.3 million for the three months ended January 31, 1999. As a percentage of revenues, these costs increased from 2.9% for the three months ended January 31, 1998 to 3.9% for the three months ended January 31, 1999. These costs increased primarily as a result of the Company's higher fixed asset base during the three months ended January 31, 1999 as compared with the three months ended January 31, 1998 due to the Company's efforts to expand its telecommunications network infrastructure, enhance its Internet network and expand its facilities. The Company anticipates that depreciation and amortization will continue to increase as the Company continues to implement its growth strategy.

         Income from Operations. The Company's income from operations increased 13.9% from approximately $3.6 million for the three months ended January 31, 1998 to approximately $4.1 million for the three months ended January 31, 1999. Income from operations for the Company's telecommunications business increased to approximately $9.1 million for the three months ended January 31, 1999 from $4.8 million for the three months ended January 31, 1998. As a percentage of telecommunication revenues, income from operations for the telecommunications business decreased to 6.1% for the three months ended January 31, 1999 from approximately 7.5% for the three months ended January 31, 1998 due to decreased margins in the carrier wholesale and prepaid calling card businesses.

         Loss from operations for the Company's Internet access business increased to approximately $2.4 million for the three months ended January 31, 1999 from approximately $1.4 million for the three months ended January 31, 1998. The increased loss is primarily due to the decrease in Internet access revenues reflecting the Company's decision to de-emphasize its activities in this area.

         Loss from operations of the Net2Phone division was approximately $2.6 million for the three months ended January 31, 1999, as compared to income from operations of approximately $280,000 for the three months ended January 31, 1998. This change is due to the substantial increase in selling, general and administrative costs as the Company expands its Internet telephony infrastructure and seeks to gain additional market share for its Internet telephony products and services.

         Income Taxes. The Company recorded income tax expense of $1.4 million for the three months ended January 31, 1999. An income tax benefit related to the tax deduction upon the exercise of stock options was recorded directly into additional paid-in capital. The Company did not record an income tax benefit for the three months ended January 31, 1998 as the realization of available tax losses was not probable at that time.

Liquidity and Capital Resources

         Historically, the Company has satisfied its cash requirements through a combination of cash flow from operating activities, sales of equity securities and borrowings from third parties. The Company received approximately $1.5 million upon the exercise of stock options and warrants in the six months ended January 31, 1999.

         As of January 31, 1999, the Company had cash, cash equivalents and marketable securities of $139.9 million and working capital of approximately $146.2 million. The Company generated positive cash flow from operating activities of approximately $4.6 million during the six months ended January 31, 1999, compared with negative cash flow from operating activities of approximately $2.9 million during the six months ended January 31, 1998. The Company's cash flow from operations varies significantly from quarter to quarter, depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable. Accounts receivable, accounts payable and accrued expenses have increased from period to period as the Company's businesses have grown.

         The Company's capital expenditures increased from approximately $12.7 million in the six months ended January 31, 1998 to approximately $22.2 million in the six months ended January 31, 1999, as the Company expanded its international and domestic telecommunications network infrastructure.

         The Company experiences intense competition in its telecommunications business. Increased competition in the telecommunications industry could force the Company to reduce the prices that it charges for its services, or its profit margins. Under such circumstances, the Company's cash flows from operations would be materially adversely affected.

         The Company intends to, where appropriate, make strategic acquisitions to increase its telecommunications customer base. The Company may also make strategic acquisitions related to its Internet telephony business. From time to time, the Company evaluates potential acquisitions of companies, technologies, products and customer accounts that complement the Company's businesses.

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

European Currency Conversion

     Beginning in January 1999, a new currency called the "euro" was introduced in certain Economic and Monetary Union ("EMU") countries. Beginning in 2002, all EMU countries are expected to operate with the euro as their single currency. Uncertainty exists as to the effect the euro currency will have on the market for international telecommunications services. Additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the euro currency. The Company has not yet completed its assessment of the effect that the introduction of the euro will have on its business, operations and sales.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
---------------------------------------------------------

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words "believes," "anticipates," "expects," and similar words and phrases. Such forward-looking statements include, among other things, the Company's plans to implement its growth strategy, improve its financial performance, expand its infrastructure, develop new products and services, expand its customer base and enter international markets, and the possible outcome of litigation relating to the Company. Such forward-looking statements also include the Company's expectations concerning factors affecting the markets for its products, such as changes in the U.S. and the international regulatory environment and the demand for long-distance telecommunications, Internet access and Internet telephony services. Actual results could differ from those projected in any forward-looking statements. The forward-looking statements are made as of the date of this Report, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth herein and the other information set forth from time to time in the Company's reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including the Company's Annual Report on Form 10-K/A, for the year ended July 31, 1998.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

           Incorporated by reference from Part I, Item I, Financial Statements,
Note 4 captioned "Legal Proceedings and Contingencies."

Item 2.   Changes in Securities

           None

Item 3.  Defaults Upon Senior Securities

           None

Item 4.  Submission of Matters to a Vote of Security Holders

           The Company's Annual Meeting of Stockholders (the "Meeting") was held on December 16, 1998. The following matters were submitted to the Company's stockholders for their vote, and the results of the vote taken at the Meeting were as follows:

           (1) Four of the Company's Class III Directors were reelected for a term of three years.

  (a)    Howard S. Jonas:  41,731,276  votes for;     220,672  votes against;
  (b)    Joyce J. Mason:    41,731,235  votes for;     220,713  votes against;
  (c)    James R. Mellor:  41,731,317  votes for;     220,631  votes against;
         and
  (d)    Denis A. Bovin:   41,731,317  votes for;     220,631  votes against.

           (2) Amendments to the Company's Amended and Restated 1996 Stock Option and Incentive Plan (the "Plan") were ratified. The amendments, among other things, authorized an additional 1,500,000 shares of the Company's Common Stock for grants under the Plan.

                  35,975,820 votes for; 5,963,654 votes against; 12,474
                  abstentions.

           (3) The appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending July 31, 1999 was ratified.

                  41,889,758 votes for; 4,970 votes against; 57,220 abstentions.


Item 5.  Other Information

           None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

Exhibit
Number            Description
-----------------------------
3.01(1)       Restated Certificate of Incorporation of the Registrant.

3.02(1)       By-laws of the Registrant.

10.01(2)      Employment Agreement between the Registrant and Howard S. Jonas.

10.02* 1996 Stock Option and Incentive Plan, as amended and restated, of the Registrant.

10.03(3) Form of Stock Option Agreement under the 1996 Stock Option and Incentive Plan.

10.04(4) Form of Registration Rights Agreement between certain stockholders and the Registrant.

10.05(1)      Lease of 294 State Street.

10.06(5)      Lease of 190 Main Street.

10.7(6) Form of Registration Rights Agreement between Howard S. Jonas and the Registrant.

10.8(7)       Employment Agreement between the Registrant and James Courter.

10.9(8)       Agreement between Mr. Cliff Sobel and the Registrant.

10.10(8)      Employment Agreement between the Registrant and Mr. Hal Brecher.

10.11(5)      Employment Agreement between the Registrant and Mr. David Turock.

10.12(9) Indenture between the Registrant and U.S. Bank Trust National Association, formerly known as First Trust National Association, as Trustee.

10.13(10)     Agreement and Plan of Merger, dated April 7, 1998, by and among the Registrant, ADM Corp., InterExchange, Inc., David Turock, Eric
              Hecht, Richard Robbins, Bradley Turock, Wai Nam Tam, Mary Jo Altom and Lisa Mikulynec.

10.14(11)     Securities Purchase Agreement between the Registrant, Carlos Gomez and Union Telecard Alliance, LLC.

27.01*        Financial Data Schedule.
------------
*   filed herewith

(1) Incorporated by reference to Form S-1 filed February 21, 1996 file no. 333-00204.
(2) Incorporated by reference to Form S-1 filed January 9, 1996 file no. 333-00204.
(3) Incorporated by reference to Form S-8 filed January 14, 1996 file no. 333-19727.
(4) Incorporated by reference to Form S-1 filed March 8, 1996 file no. 333-00204.
(5) Incorporated by reference to Form 10-K/A for the fiscal year ended July 31, 1997, filed February 2, 1998.
(6) Incorporated by reference to Form S-1 filed March 14, 1996 file no. 333-00204.
(7) Incorporated by reference to Form S-1 filed December 27, 1996 file no. 333-18901.

(8) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1997, filed October 29, 1997.
(9)    Incorporated by reference to Form 10-Q filed March 17, 1988.
(10)   Incorporated by reference to Form 8-K filed April 22, 1998.
(11) Incorporated by reference to Form 10-K/A for the fiscal year ended July 31, 1998, filed December 4, 1998.

(b)    Reports on Form 8-K:

         None.

                                IDT CORPORATION

                                   FORM 10-Q

                               January 31, 1999




                                  SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          IDT CORPORATION

March  14, 1999                           By: /s/ Howard Jonas
       Date                                   ---------------------------
                                                Howard S. Jonas
                                                Chairman of the Board
                                                and Chief Executive Officer
                                                (Principal Executive Officer)

March  14, 1999                           By: /s/ James A. Courter
       Date                                   ----------------------------
                                                James A. Courter
                                                President
                                                (Principal Executive Officer)

March  14, 1999                           By: /s/ Stephen R. Brown
       Date                                   ----------------------------
                                                Stephen R. Brown
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)