Form 10-Q
period 1999-04-30
IDT CORP
filed 1999-06-14
CIK 1005731

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


     [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
               Exchange Act of 1934 for the Quarterly Period Ended April 30,
               1999

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                             ---
Common Stock, $.01 par value - 23,875,174 shares as of June 11, 1999 Class A Common Stock, $.01 par value - 10,129,517 shares as of June 11, 1999
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                                IDT CORPORATION

                               Table Of Contents

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited).............................................................     3

               Condensed Consolidated Balance Sheets as of April 30, 1999
                  and July 31, 1998........................................................................     3

               Condensed Consolidated Statements of Income for the nine months
                  and three months ended April 30, 1999 and 1998...........................................     4

               Condensed Consolidated Statement of Stockholders' Equity
                  for the nine months ended April 30, 1999.................................................     5

               Condensed Consolidated Statements of Cash Flows for the
                  nine months ended April 30, 1999 and 1998................................................     6

               Notes to Condensed Consolidated Financial Statements........................................     7

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.......    10

PART II.       OTHER INFORMATION...........................................................................    17

     Item 1.   Legal Proceedings...........................................................................    17

     Item 2.   Changes in Securities.......................................................................    17

     Item 3.   Defaults Upon Senior Securities.............................................................    17

     Item 4.   Submission of Matters to a Vote of Security Holders.........................................    17

     Item 5.   Other Information...........................................................................    17

     Item 6.   Exhibits and Reports on Form 8-K............................................................    18

     SIGNATURES............................................................................................    20

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
                                IDT CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                         April 30, 1999          July 31, 1998
                                                                         --------------          -------------
ASSETS                                                                    (Unaudited)             (Note 1)
                                                                                      (in thousands)
Current assets:
  Cash and cash equivalents                                                    $ 20,019               $115,284
  Marketable securities                                                          82,922                 60,309
  Accounts receivable, net                                                       78,469                 38,038
  Notes receivable - current portion                                              2,140                  2,140
  Other current assets                                                           29,692                 12,096
                                                                               --------               --------
    Total current assets                                                        213,242                227,867

  Property and equipment, at cost, net                                          103,783                 75,332
  Notes receivable - long-term portion                                           33,616                 21,768
  Goodwill, net                                                                  75,633                 74,222
  Deferred tax assets, net                                                        7,132                 10,750
  Other assets                                                                   29,272                  7,257
                                                                               --------               --------
    Total assets                                                               $462,678               $417,196
                                                                               ========               ========

LIABILITIES AND  STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                                       $ 53,616               $ 38,794
  Accrued expenses                                                                2,640                  3,499
  Interest payable                                                                    -                  3,943
  Deferred revenue                                                               16,498                  9,175
  Notes payable -- current portion                                                1,769                  1,866
  Capital lease obligations -- current portion                                    5,867                  3,989
  Other current liabilities                                                       5,168                    220
                                                                               --------               --------
    Total current liabilities                                                    85,558                 61,486

Notes payable -- long-term portion                                              100,556                101,834
Capital lease obligation -- long-term portion                                    17,354                 11,232
                                                                               --------               --------
   Total liabilities                                                            203,468                174,552

Minority interest                                                                 1,669                  3,896

Stockholders' equity:
   Preferred stock, $.01 par value; authorized shares -                               -                      -
    10,000,000; no shares issued
   Common stock, $.01 par value; authorized shares -                                238                    228
    100,000,000; 23,796,770 and 22,848,866 shares issued and
    outstanding at April 30, 1999 and July 31, 1998, respectively
   Class A stock, $.01 par value; authorized shares -                               101                    103
    35,000,000; 10,129,517 and 10,255,668 shares issued and
    outstanding at April 30, 1999 and July 31, 1998, respectively
   Additional paid-in capital                                                   276,546                266,762
   Accumulated deficit                                                          (19,344)               (28,345)
                                                                               --------               --------
     Total stockholders' equity                                                 257,541                238,748
                                                                               --------               --------
       Total liabilities and stockholders' equity                              $462,678               $417,196
                                                                               ========               ========

           See notes to condensed consolidated financial statements

                                IDT CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                                           Nine Months Ended April 30,         Three Months Ended April 30,
                                                           --------------------------          -----------------------------
                                                            1999                 1998            1999                 1998
                                                            ----                 ----            ----                 ----
Revenues                                              $   485,770            $   212,815         $   191,751     $    87,112

Costs and expenses:
   Direct cost of revenues...................             377,849                151,814             150,183          59,505
   Selling, general and administrative.......              70,772                 44,050              29,966          20,344
   Depreciation and amortization.............              18,637                  6,553               6,902           2,766
                                                      -----------            -----------         -----------     -----------

   Total costs and expenses..................             467,258                202,417             187,051          82,615
                                                      -----------            -----------         -----------     -----------
Income from operations.......................              18,512                 10,398               4,700           4,497

Interest and other, net......................                  (9)                  (446)               (153)            338
Income before provision for income
   taxes and minority interest...............              18,503                  9,952               4,547           4,835

Provision for income taxes...................               6,897                      -               2,071               -
Minority interest............................               2,605                      -                 420               -
                                                      -----------            -----------         -----------     -----------
Net income...................................         $     9,001            $     9,952         $     2,056     $     4,835
                                                      ===========            ===========         ===========     ===========


Net income per share - basic.................         $      0.27            $      0.36         $      0.06           $0.17
                                                      ===========            ===========         ===========     ===========

Weighted average number of
   shares used in calculation of
   earnings per share - basic................          33,431,628             27,528,325          33,648,800      28,881,382
                                                      ===========            ===========         ===========     ===========

Net income per share - diluted...............         $      0.25            $      0.32         $      0.06     $      0.15
                                                      ===========            ===========         ===========     ===========

Weighted average number of
      shares used in calculation of
      earnings per share - diluted...........          35,404,696             30,808,692          35,730,964      32,693,177
                                                      ===========            ===========         ===========     ===========

           See notes to condensed consolidated financial statements.

                                IDT CORPORATION

           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                  (Unaudited)

                                                                                                                    Total
                                   Common Stock            Class A Stock         Additional      Accumulated    Stockholders'
                                 Shares      Amount     Shares       Amount    Paid-in Capital     Deficit         Equity
                               ----------  ---------  ----------   ----------  ---------------   ------------   -------------
Balance at July 31, 1998       22,848,866  $ 228,489  10,255,668   $  102,557  $   266,761,770   $(28,344,744)  $ 238,748,072

 Exercise of stock options        622,749      6,227           -            -        3,117,943              -   $   3,124,170

 Conversion of Class A
  Stock to Common Stock           126,151      1,262    (126,151)      (1,262)              -               -               -

 Exercise of warrants              99,004        990           -            -          737,502              -         738,492

 Income tax benefits
  from stock options exercised          -          -           -            -        3,279,306              -       3,279,306

Issuance of Common
  Stock in connection with
  acquired business               100,000      1,000           -            -        2,649,000              -       2,650,000

Net income for the
  nine months ended
  April 30, 1999                        -         -            -            -                -      9,000,994       9,000,994
                               ----------  ---------  ----------   ----------  ---------------   ------------   -------------
Balance at April 30, 1999      23,796,770  $ 237,968  10,129,517   $  101,295  $   276,545,521   $(19,343,750)  $ 257,541,035
                               ==========  =========  ==========   ==========  ===============   ============   =============

           See notes to condensed consolidated financial statements.

                                IDT CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                      Nine Months Ended April 30,
                                                                      ----------------------------
                                                                        1999                1998
                                                                      ---------           --------
                                                                             (in thousands)
Cash provided by (used in) operating activities..............         $ (22,882)          $ (1,726)

Investing activities
Receipt of payments on advance...............................                                1,291
Purchase of short-term investments...........................           (22,613)           (10,917)
Escrow deposit on pending purchase...........................                              (20,000)
Issuance of notes receivable.................................           (11,848)            (9,000)
Purchase of property and equipment...........................           (31,836)           (25,398)
Distribution of minority interests...........................            (4,831)                --
                                                                       --------            -------
Net cash used in investing activities........................           (71,128)           (64,024)

Financing activities
Repayment of loans payable...................................            (1,374)            (3,306)
Proceeds from Convertible Debentures.........................                --              7,500
Repayment of capital lease obligations.......................            (3,742)            (1,509)
Proceeds from exercise of stock options......................             3,124              4,828
Proceeds from stock option - minority interest...............                --                100
Proceeds from exercise of stock warrants.....................               738                440
Proceeds from secondary offering.............................                --            118,540
Proceeds from senior debt offering...........................                --             97,000
Proceedds from notes.........................................                --              3,093
                                                                      ---------           --------

Net cash (used in) provided by financing activities..........            (1,254)           226,686
                                                                      ---------           --------

Net (decrease) increase in cash and cash equivalents.........           (95,264)           160,936

Cash and cash equivalents, beginning of period...............           115,283              7,674
                                                                      ---------           --------

Cash and cash equivalents, end of period.....................         $  20,019           $168,610
                                                                      =========           ========
Supplemental disclosures of cash flow information
Interest paid................................................         $  10,419           $  3,185
Income taxes paid............................................                --                 --


           See notes to condensed consolidated financial statements.

                                IDT CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of IDT Corporation and subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months and three months ended April 30, 1999 are not necessarily indicative of the results that may be expected for the year ending July 31, 1999. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended July 31, 1998, as filed with the Securities and Exchange Commission.

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

Note 3 - Property and Equipment

     Property and equipment consists of the following:

                                             April 30, 1999             July 31, 1998
                                             --------------             -------------
Equipment                                      $109,550,435               $77,612,461
Computer software                                13,457,664                10,027,335
Leasehold improvements                            3,387,340                 1,930,769
Furniture and fixtures                            2.297,431                 1,905,048
Building and Improvements                         6,301,490                        --
                                             --------------             -------------
                                                134,994,360                91,475,613

Less: Accumulated depreciation
    and amortization                             31,210,988                16,143,137
                                            ---------------             -------------
                                            $   103,783,372               $75,332,476
                                            ===============             =============

Note 4 - Legal Proceedings and Contingencies


     In December 1995, Surfers Unlimited, L.L.C. filed a breach of contract action in the New Jersey Superior Court, Bergen County. The suit names a subsidiary of the Company as defendant and seeks restitutional and consequential damages in an unspecified amount for interference with prospective business advantages, breach of contract and improper use of confidential and proprietary information. Howard S. Jonas, the Chairman and Chief Executive Officer of the Company, has also been named as a defendant in the action. The suit is currently in the discovery phase. A trial date has not been scheduled to date.

     In January 1997, six former employees alleging employment discrimination commenced a suit in New Jersey Superior Court, Bergen County. Howard S. Jonas, the Chairman and Chief Executive Officer of the Company, has also been named as a defendant in the action. The action claims that the Company has made hiring and promotion decisions based upon the religious backgrounds of the relevant individuals, in violation of federal and state law. The complaint seeks compensatory and punitive damages in an unspecified amount and also seeks statutory multiples of damages. All of the claims arising under federal law were dismissed by the Court in New Jersey Superior Court, Bergen County, leaving the plaintiffs with only the remedies available under state law. Further, the Court granted the Company permission to file counterclaims against all plaintiffs for the alleged unlawful taking of business records. The Company filed such counterclaims in October 1998. Discovery is continuing and a settlement conference has been scheduled for June 15, 1999.

     In June 1997, an uncertified class action suit seeking compensatory damages in an unspecified amount was filed against the Company in New York Supreme Court, New York County. The suit concerns advertisements that are no longer used by the Company, and advertising practices that were voluntarily terminated by the Company following a prior investigation of the Company by the Attorneys General of several states. In December 1998, the Court denied the Company's motion for summary judgment; however, the Court limited the class to include only citizens of the State of New York. This class action suit was discontinued with prejudice since the class representatives agreed to withdraw their claims voluntarily.

     The Company filed a lawsuit against Mr. Glen Miller in August 1997 in the New Jersey Superior Court, Bergen County. The action was based upon various matters arising out of Mr. Miller's employment with IDT. Mr. Miller answered the complaint and filed a counterclaim against the Company seeking compensatory and punitive damages for breach of his employment contract and breach of the covenant of good faith and fair dealing. Mr. Miller alleges that the Company breached his employment agreement by failing to compensate him as contemplated by his employment agreement, including by failing to deliver to him 20,000 shares of the Company's Common Stock. Mr. Miller also filed a third-party complaint against Howard Balter, the former Chief Operating Officer of the Company and the current Chief Executive Officer of Net2Phone, a subsidiary of the Company, and Jonathan Rand, the Company's former Director of Human
Resources and the current Executive Vice President of International Sales and the Treasurer of Net2Phone, for fraudulent conduct and misrepresentation. The Company filed its answer to Mr. Miller's counterclaim in December 1997. In January 1998, the Court partially granted Mr. Miller's motion for summary judgment, awarding him severance pay in the amount of approximately $50,000. The Company's motion for leave to appeal this award was denied. The Company entered into a settlement agreement pursuant to which the Company agreed to permit Mr. Miller to exercise the 20,000 options to purchase shares of the Company's Common Stock granted to him by the Company and to release previously escrowed funds. Both the Company and Mr. Miller signed a Stipulation of Dismissal with Prejudice.

     In December 1998, PT-1 Communications, Inc. ("PT-1") filed a complaint against the Company claiming, among other things, that the Company violated its service marks and trade dress in connection with the sale and marketing of phone cards. The Company and PT-1 shortly thereafter entered into a confidential settlement agreement in December 1998. Subsequent to December 1998, PT-1 filed a motion for a preliminary injunction to enforce and compel the Company's compliance with the settlement agreement, which it alleges was breached by the Company. The Company filed opposition papers to the motion and simultaneously filed a motion for a preliminary injunction. The Company and PT-1 thereafter entered into a confidential settlement agreement. PT-1 subsequently filed a third complaint which was dismissed by the Court on its own motion on the basis that PT-1 had no claim.

     In August 1998, a subsidiary of the Company, InterExchange, Inc. ("IX"), filed a complaint in the New Jersey Superior Court, Middlesex County, against PT-1. The action has been removed to the U.S. District Court for the District of New Jersey. The action arises from a contract in which IX and PT-1 agreed that PT-1 would route its traffic from prepaid calling cards through IX's debit card platform. In the action, IX claimed that PT-1 breached its contract with IX by failing to make required payments under the contract, and claimed compensatory damages in the amount of $8.5 million. In February 1999, PT-1 filed an answer and counterclaim and third party complaint against IX, the Company, and certain of their officers, including Howard Jonas. PT-1 alleges that IX is not entitled to these payments in that IX had breached the agreement, and that, following IX's 1998 merger agreement with the Company, in which IX become a wholly-owned subsidiary of the Company, IX violated its covenant in the agreement that it would not compete with PT-1. PT-1 also alleges, among other things, that the Company and Mr. Jonas tortiously interfered with the contract between IX and PT-1, and that they conspired with IX and its personnel to obtain confidential information relating to PT-1. PT-1 seeks compensatory damages and punitive damages. In May 1999, the Company and Howard Jonas filed an answer to PT-1's third party complaint and IX filed a motion for leave to amend their complaint to add Star Telecommunications and Samer Tawfik as additional defendants and to include the additional claims of tortious interference and fraud in the inducement. The Company and individual plaintiffs David Turock, Eric Hecht, Bradley Turock and Richard Robbins have sought leave to amend their counterclaims to include Star Telecommunications as an additional defendant for failure to permit plaintiff IX to execute certain stock warrants to purchase PT-1 stock. The Court has issued an order which provides that PT-1 may not allege a specific amount of damages although the order does not forbid PT-1 from claiming damages in general.

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

Nine Months Ended April 30, 1999 Compared to Nine Months Ended April 30, 1998

Results of Operations

     Revenues. Revenues increased 128.3% from approximately $212.8 million for the nine months ended April 30, 1998 to approximately $485.8 million for the nine months ended April 30, 1999. Telecommunications revenues increased 138.0% from approximately $189.9 million for the nine months ended April 30, 1998 to approximately $452.1 million for the nine months ended April 30, 1999. Internet access revenues decreased 16.3% from approximately $15.3 million for the nine months ended April 30, 1998 to approximately $12.8 million for the nine months ended April 30, 1999. Internet telephony revenues increased 173.6% from approximately $7.6 million for the nine months ended April 30, 1998 to approximately $20.8 million for the nine months ended April 30, 1999.

     Telecommunications revenues increased primarily as a result of an increase in minutes of use from approximately 482.3 million for the nine months ended April 30, 1998 to approximately 1.9 billion for the nine months ended April 30, 1999. The increase in minutes was primarily due to the addition of wholesale carrier service clients, increased usage by existing clients, and increased marketing of the Company's prepaid calling cards. The addition of wholesale carrier services clients and the increased use by existing clients resulted in an increase in wholesale carrier services revenues of 50.8%, from approximately $118.4 million for the nine months ended April 30, 1998 to approximately $178.6 million for the nine months ended April 30, 1999. As a percentage of telecommunications revenues, wholesale carrier service revenues decreased from approximately 62.4% to 39.5%, primarily due to the significant increase in prepaid calling card revenues both in real dollars and as a percentage of overall telecommunications revenues. Revenues from sales of prepaid calling cards increased 394.8% from approximately $50.4 million for the nine months ended April 30, 1998 to approximately $249.4 million for the nine months ended April 30, 1999 as a result of increased marketing efforts and the Company's purchase of a majority interest in Union Telecard Alliance, LLC, a prepaid calling card distributor, in May 1998. As a percentage of telecommunications revenues, prepaid calling card revenues increased from approximately 26.6% to 55.1%. As a percentage of telecommunications revenues, international retail services revenues (which consist primarily of call reorigination services) decreased from approximately 8.9% to 3.7%.

     As a percentage of total revenues, Internet access revenues decreased from approximately 7.2% for the nine months ended April 30, 1998 to approximately 2.6% for the nine months ended April 30, 1999. This decrease was due to the substantial increase in telecommunications revenues as a percentage of total revenues, as well as a dollar decrease in Internet access revenues due to a decrease in total dial-up subscribers.

     Internet telephony revenues as a percentage of total revenues increased from 3.6% for the nine months ended April 30, 1998 to 4.3% for the nine months ended April 30, 1999. The increase in Internet telephony revenues was primarily due to an increase in billed-minute usage resulting from increased marketing of the Company's Internet telephony products and services.

     Direct Cost of Revenues. The Company's direct cost of revenues increased by 148.9%, from approximately $151.8 million for the nine months ended April 30, 1998 to approximately $377.8 million for the nine months ended April 30, 1999. As a percentage of total revenues, these costs increased from 71.3% for the nine months ended April 30, 1998 to 77.8% for the nine months ended April 30, 1999. The dollar increase is due primarily to increases in underlying carrier and connectivity costs, as the Company's telecommunications minutes of use, and associated revenues, grew substantially. As a percentage of total revenues, the increase in direct costs reflects lower gross margins associated with wholesale carrier services and prepaid calling card services as compared with international retail and Internet access services. Gross margins were also adversely affected by network constraints as demand for usage outpaced the rate of deployment of additional network capacity.

     Selling, General and Administrative. Selling, general and administrative costs increased 60.5% from approximately $44.1 million for the nine months ended April 30, 1998 to approximately $70.8 million for the nine months ended April 30, 1999. As a percentage of total revenues, these costs decreased from 20.7% for the nine months ended April 30, 1998 to 14.6% for the nine months ended April 30, 1999. The increase in these costs in dollar terms is due primarily to increased sales and marketing efforts for retail services, including prepaid calling cards, domestic and international long distance, Net2Phone and Net2Phone Direct. As a percentage of total revenues, the decrease was due primarily to the substantial increase in total revenues for the nine months ended April 30, 1999.

     Depreciation and Amortization. Depreciation and amortization increased 181.8% from approximately $6.6 million for the nine months ended April 30, 1998 to approximately $18.6 million for the nine months ended April 30, 1999. As a percentage of revenues, these costs increased from 3.1% for the nine months ended April 30, 1998 to 3.8% for the nine months ended April 30, 1999. These costs increased primarily as a result of the Company's higher fixed asset base during the nine months ended April 30, 1999 as compared with the nine months ended April 30, 1998 due to the Company's efforts to expand its telecommunications network infrastructure, enhance its Internet network and expand its facilities. The Company anticipates that depreciation and amortization will continue to increase as the Company continues to implement its growth strategy.

     Income from Operations. The Company's income from operations increased 77.9% from approximately $10.4 million for the nine months ended April 30, 1998 to approximately $18.5 million for the nine months ended April 30, 1999. Income from operations for the Company's telecommunications business increased 87.9% from approximately $15.7 million for the nine months ended April 30, 1998 to approximately $29.5 million for the nine months ended April 30, 1999. As a percentage of telecommunication revenues, income from operations for the telecommunications business decreased to 6.5% for the nine months ended April 30, 1999 from approximately 8.3% for the nine months ended April 30, 1998.

     Loss from operations for the Company's Internet access business increased to approximately $6.2 million for the nine months ended April 30, 1999 from approximately $4.9 million for the nine months ended April 30, 1998. The increased loss is primarily due to the decrease in Internet access revenues resulting from a decrease in total dial-up subscribers.

     Loss from operations of the Net2Phone division increased to approximately $4.7 million for the nine months ended April 30, 1999 from approximately $459,000 for the nine months ended April 30, 1998. The increased loss is primarily due to the substantial increase in selling, general and administrative costs as the Company expands its Internet telephony infrastructure and seeks to gain additional market share for its Internet telephony products and services.

     Income Taxes. The Company recorded income tax expense of $6.9 million for the nine months ended April 30, 1999. An income tax benefit of $3.3 million related to the tax deduction upon the exercise of stock options was recorded directly into additional paid-in capital. The Company did not record an income tax benefit for the nine months ended April 30, 1998 as the realization of available tax losses was not probable at that time.

Three Months Ended April 30, 1999 Compared to Three Months Ended April 30, 1998

     Revenues. Revenues increased 120.2% from approximately $87.1 million for the three months ended April 30, 1998 to approximately $191.8 million for the three months ended April 30, 1999. Telecommunications revenues increased 126.5% from approximately $79.1 million for the three months ended April 30, 1998 to approximately $179.2 million for the three months ended April 30, 1999.
Internet access revenues decreased 19.2% from approximately $5.2 million for the three months ended April 30, 1998 to approximately $4.2 million for the three months ended April 30, 1999. Internet telephony revenues increased 196.4% from approximately $2.8 million for the three months ended April 30, 1998 to approximately $8.3 million for the three months ended April 30, 1999.

     Telecommunications revenues increased primarily as a result of an increase in minutes of use from approximately 210.4 million for the three months ended April 30, 1998 to approximately 745.2 million for the three months ended April 30, 1999. The increase in minutes was primarily due to the addition of wholesale carrier service clients, increased usage by existing clients, and increased marketing of the Company's prepaid calling cards. The addition of wholesale carrier services clients and the increased use by existing clients resulted in an increase in wholesale carrier services revenues of 69.8%, from approximately $44.4 million for the three months ended April 30, 1998 to approximately $75.4 million for the three months ended April 30, 1999. As a percentage of telecommunications revenues, wholesale carrier service revenues decreased from approximately 56.1% to 42.1%, primarily due to the significant increase in prepaid calling card revenues both in real dollars and as a percentage of overall telecommunications revenues. Revenues from sales of prepaid calling cards increased 255.6% from approximately $27.0 million for the three months ended April 30, 1998 to approximately $96.0 million for the three months ended April 30, 1999 as a result of increased marketing efforts and the Company's purchase of a majority interest in Union Telecard Alliance, LLC, a prepaid calling card distributor in May 1998. As a percentage of telecommunications revenues, prepaid calling card revenues increased from approximately 34.2% to 53.6%. As a percentage of telecommunications revenues, international retail services revenues (which consist primarily of call reorigination services) decreased from approximately 7.7% to 2.8%.

     As a percentage of total revenues, Internet access revenues decreased from approximately 6.0% for the three months ended April 30, 1998 to approximately 2.2% for the three months ended April 30, 1999. This decrease was due to the substantial increase in telecommunications revenues as a percentage of total revenues, as well as a dollar decrease in Internet access revenues due to a decrease in total dial-up subscribers.

     Internet telephony revenues as a percentage of total revenues increased from 3.2% for the three months ended April 30, 1998 to 4.4% for the three months ended April 30, 1999. The increase in Internet telephony revenues was primarily due to an increase in billed-minute usage resulting from increased marketing of the Company's Internet telephony products and services.

     Direct Cost of Revenues. The Company's direct cost of revenues increased by 152.4%, from approximately $59.5 million in the three months ended April 30, 1998 to approximately $150.2 million in the three months ended April 30, 1999. As a percentage of total revenues, these costs increased from 68.3% for the three months ended April 30, 1998 to 78.3% for the three months ended April 30, 1999. The dollar increase is due primarily to increases in underlying carrier and connectivity costs, as the Company's telecommunications minutes of use, and associated revenues, grew substantially. As a percentage of total revenues, the increase in direct costs reflects lower gross margins associated with wholesale carrier services and prepaid calling card services as compared with international retail and Internet access services. Gross margins were also adversely affected by delayed network deployment.

     Selling, General and Administrative. Selling, general and administrative costs increased 47.8% from approximately $20.3 million in the three months ended April 30, 1998 to approximately $30.0 million in the three months ended April 30, 1999. As a percentage of total revenues, these costs decreased from 23.4% for the three months ended April 30, 1998 to 15.6% for the three months ended April 30, 1999. The increase in these costs in dollar terms is due primarily to increased sales and marketing efforts for retail services, including prepaid calling cards, domestic and international long distance, Net2Phone and Net2Phone Direct. As a percentage of total revenues, the decrease was due primarily to the substantial increase in total revenues for the three months ended April 30, 1999.

     Depreciation and Amortization. Depreciation and amortization increased 146.4% from approximately $2.8 million for the three months ended April 30, 1998 to approximately $6.9 million for the three months ended April 30, 1999. As a percentage of revenues, these costs increased from 3.2% for the three months ended April 30, 1998 to 3.6% for the three months ended April 30, 1999. These costs increased primarily as a result of the Company's higher fixed asset base during the three months ended April 30, 1999 as compared with the three months ended April 30, 1998 due to the Company's efforts to expand its telecommunications network infrastructure, enhance its Internet network and expand its facilities. The Company anticipates that depreciation and amortization will continue to increase as the Company continues to implement its growth strategy.

     Income from Operations. The Company's income from operations increased 4.4% from approximately $4.5 million for the three months ended April 30, 1998 to approximately $4.7 million for the three months ended April 30, 1999. Income from operations for the Company's telecommunications business remained unchanged at approximately $7.8 million for the three months ended April 30, 1999 and $7.8 million for the three months ended April 30, 1998. As a percentage of telecommunication revenues, income from operations for the telecommunications business decreased to 4.4% for the three months ended April 30, 1999 from approximately 9.9% for the three months ended April 30, 1998 due to decreased margins in the carrier wholesale and prepaid calling card businesses.

     Loss from operations for the Company's Internet access business increased to approximately $2.1 million for the three months ended April 30, 1999 from approximately $1.9 million for the three months ended April 30, 1998. The increased loss is primarily due to the decrease in Internet access revenues resulting from a decrease in total dial-up subscribers.

     Loss from operations of the Net2Phone division decreased to approximately $1.0 million for the three months ended April 30, 1999, from approximately $1.4 million for the three months ended April 30, 1998. The decreased loss resulted primarily from the increase in revenues as the Company gains customers for its Internet telephony products and services.

     Income Taxes. The Company recorded income tax expense of $2.1 million for the three months ended April 30, 1999. An income tax benefit of $2.8 million related to the tax deduction upon the exercise of stock options was recorded directly into additional paid-in capital. The Company did not record an income tax benefit for the three months ended April 30, 1998 as the realization of available tax losses was not probable at that time.

Liquidity and Capital Resources

     Historically, the Company has satisfied its cash requirements through a combination of cash flow from operating activities, sales of equity and debt securities and borrowings from third parties. The Company received approximately $3.9 million upon the exercise of stock options and warrants in the nine months ended April 30, 1999.

     In May 1999, the Company entered into a credit agreement with Lehman Commercial Paper Inc., CIBC World Markets Corp., Bankers Trust Company and a Syndicate of lenders. These institutions have committed to provide us with a $150 million credit facility that will include term loans in an aggregate amount of up to $125 million and revolving loans in an amount of up to $25 million and an additional uncommitted amount of up to $100 million. Bankers Trust Company serves as administrative agent for the facility. The Company used the proceeds from the initial borrowings under the credit facility of $108 million from the initial borrowings under the credit facility to purchase more than 99% of its outstanding 8.75% Senior Notes due 2006, together with accrued and unpaid interest, that the Company purchased in connection with its tender offer for these securities. The amount of $75.0 million of the initial borrowings currently bears interest at a rate of 8.75% per annum and the remaining $33.1 million of the initial borrowings currently bears interest at a rate of 8.25% per annum.

     As of April 30, 1999, the Company had cash, cash equivalents and marketable securities of $102.9 million and working capital of approximately $127.7 million. The Company generated negative cash flow from operating activities of approximately $22.9 million during the nine months ended April 30, 1999, compared with negative cash flow from operating activities of approximately $1.7 million during the nine months ended April 30, 1998. The Company's cash flow from operations varies significantly from quarter to quarter, depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable. Accounts receivable, accounts payable and accrued expenses have increased from period to period as the Company's businesses have grown.

     The Company's capital expenditures increased from approximately $12.7 million in the nine months ended April 30, 1998 to approximately $22.2 million in the nine months ended April 30, 1999, as the Company expanded its international and domestic telecommunications network infrastructure.

     The Company experiences intense competition in its telecommunications business. Increased competition in the telecommunications industry could force the Company to reduce the prices that it charges for its services, or its profit margins. Under such circumstances, the Company's cash flows from operations would be materially adversely affected.

     Pursuant to Series A Subscription Agreements, dated as of May 13, 1999, SOFTBANK Technology Ventures IV, GE Capital Equity Investments, America Online, Access Technology Partners, Hambrecht & Quist and its affiliates and BT Alex. Brown and its affiliates, purchased from us, in the aggregate, 9,420,000 shares of Net2Phone Series A preferred stock and warrants to purchase 180,000 shares of Net2Phone common stock, for a net aggregate purchase price of $29.9 million. Additionally, a warrant to purchase 92,400 shares of Net2Phone common stock was issued to Hambrecht & Quist as part of its fee as placement agent with respect to the sale of such Series A preferred stock. On May 18, 1999, our subsidiary, Net2Phone filed a registration statement with the Securities and Exchange Commission to register shares of its common stock in an initial public offering.

     The Company intends to, where appropriate, make strategic acquisitions to increase its telecommunications customer base. The Company may also make strategic acquisitions related to its Internet telephony business. From time to time, the Company evaluates potential acquisitions of companies, technologies, products and customer accounts that complement it's businesses.

     The Company believes that, based upon its present business plan, the Company's existing cash resources, expected cash flow from operating activities and borrowings under its credit facility, will be sufficient to meet its currently anticipated working capital and capital expenditure requirements for at least the next twelve months. If the Company's growth exceeds current expectations or if the Company acquires the business or assets of another company, or if the Company's cash flow from operations after the end of such period is insufficient to meet its working capital and capital expenditure requirements, the Company will need to raise additional capital from equity or debt sources. There can be no assurance that the Company will be able to raise such capital on favorable terms or at all. If the Company is unable to obtain such additional capital, the Company may be required to reduce the scope of its anticipated expansion, which could have a material adverse effect on the Company's business, financial condition or results of operations.

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

European Currency Conversion

     Beginning in January 1999, a new currency called the ''euro'' was introduced in certain Economic and Monetary Union (''EMU'') countries. Beginning in 2002, all EMU countries are expected to operate with the euro as their single currency. Uncertainty exists as to the effect the euro currency will have on the market for international telecommunications services. Additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the euro currency. The Company has not yet completed its assessment of the effect that the introduction of the euro will have on its business, operations and sales.

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

(a)     Exhibits:

Exhibit
Number    Description
------    -----------

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

10.05(1)  Lease of 294 State Street.

10.06(5)  Lease of 190 Main Street.

10.7(6) Form of Registration Rights Agreement between Howard S. Jonas and the Registrant.

10.8*     Employment Agreement between the Registrant and James Courter.

10.9(7)   Agreement between Mr. Cliff Sobel and the Registrant.

10.10*    Employment Agreement between the Registrant and Hal Brecher.

10.11*    Employment Agreement between the Registrant and Howard S. Jonas.

10.12(8) Agreement and Plan of Merger, dated April 7, 1998, by and among the Registrant, ADM Corp., InterExchange, Inc., David Turock, Eric Hecht, Richard Robbins, Bradley Turock, Wai Nam Tam, Mary Jo Altom and Lisa Mikulynec.

10.13(9) Securities Purchase Agreement between the Registrant, Carlos Gomez and Union Telecard Alliance, LLC.

10.14* Credit Agreement, dated as of May 10, 1999, by and among the Registrant, various lenders party thereto, Lehman Commercial Paper Inc., CIBC World Markets Corp. and Bankers Trust Company.

10.15* Pledge Agreement, dated as of May 10, 1999, by and among the Registrant, certain subsidiaries of the Registrant and Bankers Trust Company, as Collateral Agent.

10.16* Security Agreement, dated as of May 10, 1999, by and among the Registrant, certain subsidiaries of the Registrant and Bankers Trust Company, as Collateral Agent.

10.17* Subsidiaries Guaranty, dated as of May 10, 1999, by and among the Registrant, certain subsidiaries of the Registrant and Bankers Trust Company, as Collateral Agent.

10.18*    Loan Agreement between the Registrant and Stephen Brown.

27.01*    Financial Data Schedule.

------------
*   filed herewith

(1) Incorporated by reference to Form S-1 filed February 21, 1996 file no. 333-00204.
(2) Incorporated by reference to Form S-1 filed January 9, 1996 file no. 333-00204.
(3) Incorporated by reference to Form S-8 filed January 14, 1996 file no. 333-19727.
(4)  Incorporated by reference to Form S-1 filed March 8, 1996 file no. 333-
     00204.
(5) Incorporated by reference to Form 10-K/A for the fiscal year ended July 31, 1997, filed October 29, 1997.
(6)  Incorporated by reference to Form S-1 filed March 14, 1996 file no. 333-
     00204.
(7) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1997, filed February 2, 1998.
(8)  Incorporated by reference to Form 8-K filed April 22, 1998.
(9)  Incorporated by reference to Form 10-K/A for the fiscal year ended July
     31, 1998, filed December 4, 1998.

(b)    Reports on Form 8-K:

       None.

                                IDT CORPORATION

                                   FORM 10-Q

                                April 30, 1999



                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        IDT CORPORATION

June 14, 1999                           By:  /s/ Howard S. Jonas
-------------                                -----------------------------------
       Date                                  Howard S. Jonas
                                             Chairman of the Board
                                             and Chief Executive Officer
                                             (Principal Executive Officer)

June 14, 1999                           By:  /s/ James A. Courter
-------------                                -----------------------------------
       Date                                  James A. Courter
                                             President
                                             (Principal Executive Officer)

June 14, 1999                           By:  /s/ Stephen R. Brown
-------------                                ------------------------------
       Date                                  Stephen R. Brown
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)