Form 10-K
period 1999-07-31
IDT CORP
filed 1999-11-04
CIK 1005731

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ---------------

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 1999, OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934.

                        Commission File Number: 0-27898

                                IDT CORPORATION
            (Exact name of registrant as specified in its charter)

               Delaware                              22-3415036
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)             Identification Number)

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

                                       (Title of class)

  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on October 29, 1999 of $22.875, as reported on the Nasdaq National Market, was approximately $547 million (assuming the conversion of all of the Company's shares of Class A Common Stock into Common Stock). Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock (assuming conversion of the Registrant's Class A Common Stock) have been excluded from this computation, in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

  As of October 29, 1999, the Registrant had outstanding 24,100,383 shares of Common Stock, $.01 par value, and 10,029,758 shares of Class A Common Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain information in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after July 31, 1999, is incorporated by reference in Part III (Items 10, 11, 12 and 13) of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                IDT CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                                                       Page No.
                                                                       --------
 PART I

    Item 1.  Business...............................................       1
    Item 2.  Properties.............................................      32
    Item 3.  Legal Proceedings......................................      32
    Item 4.  Submission of Matters to a Vote of Security Holders....      33

 PART II

    Item 5.  Market for Registrant's Common Equity and Related
             Stockholder Matters....................................      34
    Item 6.  Selected Financial Data................................      35
    Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................      36
    Item 7A. Quantitative and Qualitative Disclosures about Market
             Risks..................................................      46
    Item 8.  Financial Statements and Supplementary Data............      46
    Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure...................      46

 PART III

    Item 10. Directors and Executive Officers of the Registrant.....      47
    Item 11. Executive Compensation.................................      47
    Item 12. Security Ownership of Certain Beneficial Owners and
             Management.............................................      47
    Item 13. Certain Relationships and Related Transactions.........      47

 PART IV

    Item 14. Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K...............................................      48

 SIGNATURES..........................................................     50

 Index to Consolidated Financial Statements..........................    F-1

                                     PART I

Item 1. BUSINESS.

Summary

  As used in this Annual Report, unless the context otherwise requires, the terms "the Company" and "IDT" refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation ("IDT New York"), and their subsidiaries, collectively. All information in this Annual Report gives effect to the 1995 reincorporation of the Company in Delaware. The Company's fiscal year ends on July 31 of each calendar year. Each reference to a Fiscal Year in this Annual Report refers to the Fiscal Year ending in the calendar year indicated (e.g., Fiscal 1999 refers to the Fiscal Year ended July 31, 1999).

  IDT Corporation is a leading facilities-based emerging multinational carrier that provides a broad range of telecommunications services to wholesale and retail customers worldwide. The company offers integrated and competitively priced international and domestic long distance telecommunications service and Internet access. The Company's majority-owned Net2Phone, Inc. ("Net2Phone") (NASDAQ: NTOP) subsidiary offers a variety of Internet telephony products and services. The Company's telecommunications services include wholesale carrier services, prepaid calling cards, international retail services and domestic long distance services. The Company has grown considerably in recent years, generating revenues of $135.2 million, $335.4 million and $732.2 million in Fiscal 1997, Fiscal 1998 and Fiscal 1999, respectively.

  IDT delivers its telecommunications services over a high-quality network consisting of 70 switches in the U.S. and Europe and owned and leased capacity on 16 undersea fiber optic cables. In addition, the Company obtains additional transmission capacity from other carriers. The Company delivers its international traffic worldwide pursuant to its agreements with U.S.-based carriers, foreign carriers, and 23 of the companies that are primarily responsible for providing telecommunications services in particular countries (many of which are commonly referred to as "Post, Telephone and Telegraphs," or "PTTs"). In addition, IDT maintains a high-speed network that carries Internet traffic in order to support both its Internet access services and Net2Phone's Internet telephony services.

  As of October 1, 1999, the Company had approximately 125 wholesale customers located in the U.S. and Europe. In addition, IDT offers retail long distance services to individual and business customers in the U.S. and worldwide. Within the U.S., IDT provides dedicated and dial-up Internet access services to approximately 65,000 retail customers. Net2Phone's Web-based Internet telephony services, which allow customers to make telephone calls from a multimedia PC to any telephone, and the Net2Phone Direct service, which enables users to make phone-to-phone calls over the Internet, have been used by a total of over 1.8 million registered customers worldwide.

  The Company operates a growing telecommunications network consisting of (i) 70 Excel and Nortel switches in the U.S. and Europe; (ii) 16 owned and leased undersea fiber optic cables connecting the Company's U.S. facilities with its international facilities and with the facilities of its foreign partners in Europe, Latin America and Asia; and (iii) resale transmission capacity obtained on a per-minute basis from other telephone carriers. The Company monitors its network 24 hours a day, seven days a week through an automated network operations center.

  The Company plans to expand its global telecommunications network infrastructure, in order to allow the Company to route a greater percentage of its international long distance traffic over owned lines. Routing calls over owned lines, rather than leased lines, will help the Company to reduce its operating costs, ensure the quality of its service and expand its customer base. However, the Company follows a disciplined, incremental approach to expanding its network, adding new facilities only when it determines that such investments are justified by traffic volumes. Generally, IDT enters new markets by leasing fiber capacity. As traffic grows, the Company typically invests in bandwith to realize cost savings from routing calls over an owned network. As traffic increases further, the Company may install a switch to increase overall capacity. If volume continues to grow, the Company may deploy additional switching and/or fiber capacity. IDT installed company-owned switches in the U.K. and the Netherlands in Fiscal 1999. The company plans to install and/or upgrade facilities in France, Italy, Spain, Germany and Austria by the end of Fiscal 2000, and to continue to pursue operating agreements with foreign carriers in order to terminate traffic directly at favorable rates.

  IDT also operates a domestic Internet network consisting of multiple leased lines. IDT's Internet access networks provide local dial-up access through 33 "points of presence" (or "POPs") owned by the Company, through which subscribers may access the Internet. The Company's domestic Internet network also includes about 375 additional POPs owned by local and regional Internet service providers, which the Company refers to as its "Alliance Partners,". This Internet network, combined with the Company's telecommunications network, is also used to route Net2Phone's Internet telephony traffic.

History

  The Company was founded in August 1990 and was originally incorporated in New York as "International Discount Telecommunications Corp." The Company was renamed IDT Corporation and reincorporated in Delaware in December 1995. The Company's main offices are located at 190 Main Street, Hackensack, New Jersey 07601; its telephone number is (201) 928-1000. IDT's Internet address is www.idt.net.

  The Company entered the telecommunications business by introducing its international call reorigination service in 1990 to capitalize on the opportunity created by the large spread between U.S. and foreign-originated international long distance telephone rates. Long distance calling costs in certain highly regulated international markets are often prohibitive. The Company's call reorigination service enables customers to access a U.S. dial tone from overseas and place international calls that are reoriginated in the U.S. The customer benefits from more favorable U.S. outbound long distance rates and superior transmission quality. IDT used the expertise derived from, and the calling volume generated by, its call reorigination business to enter the domestic long distance business in late 1993 by reselling long distance services of other carriers to its domestic customers. As a value-added service for its domestic long distance customers, the Company began offering Internet access in early 1994, eventually offering dial-up and dedicated Internet access to individuals and businesses as stand-alone services. In 1995, IDT began reselling to other long distance carriers access to the favorable telephone rates and special tariffs the Company receives as a result of the calling volume generated by its call reorigination customers. The Company began marketing its prepaid calling cards in January 1997.

  IDT entered the Internet telephony market in August 1996 with its introduction of PC2Phone, the first commercial telephone service to connect calls between personal computers and telephones over the Internet. The Company expanded its Internet telephony offerings in September 1997 with the introduction of Net2Phone Direct, a service that enables users to make international and domestic calls over the Internet using standard telephones. In April 1998, the Company launched Click2Talk, an Internet telephony product which allows customers to make calls to the toll-free numbers of e-commerce companies anywhere in the world using a PC. In August 1998, the Company introduced Click2CallMe, which allows consumers visiting e-commerce companies to contact customer sales representatives from the Web sites of such companies without charge.

Offerings of Net2Phone

  On August 3, 1999, Net2Phone completed an initial public offering of 6,210,000 shares of its Common Stock (the "Initial Public Offering"), yielding $85.3 million in net proceeds, to be used for development and maintenance of strategic Internet relationships, advertising and promotion, research and development, the upgrading and expansion of its network and general corporate purposes, including working capital.

  Prior to the Initial Public Offering, Net2Phone was a 90%-owned direct subsidiary of the Company. As such, Net2Phone received various services provided by the Company, including administration (accounting, human resources, legal), customer support, telecommunications and joint marketing. The Company also provided Net2Phone with a number of its executives and employees. The Company has historically allocated a portion of its overhead costs related to those services it provided to Net2Phone. None of these services were provided to Net2Phone pursuant to any written agreement between the Company and Net2Phone.

  After the Initial Public Offering, the Company owned 56.2% of the capital stock of Net2Phone. The Company owns Class A stock that has twice the voting power of Net2Phone's common stock. Therefore, after the Initial Public Offering, the Company controlled 64.0% of Net2Phone's vote.

  In connection with Net2Phone's Initial Public offering, the Company entered into several agreements with Net2Phone, including an assignment agreement, a separation agreement, an IDT services agreement, a Net2Phone services agreement, a tax sharing and indemnification agreement, a joint marketing agreement and an Internet/telecommunications agreement.

  On November 4, 1999 Net2Phone filed a registration statement with the Securities and Exchange Commission for the sale of 6,300,000 shares of common stock (the "November Offering"). Of the 6,300,000 shares to be sold in the November Offering, 3,400,000 shares are being sold by Net2Phone. The Company will be selling 2,200,000 shares, with the remaining 700,000 shares to be sold by other selling stockholders. The underwriters have also been granted an option for a period of 30 days to purchase up to 900,000 additional shares of common stock from other selling stockholders to cover over-allotments, if any.

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

Industry

Overview

  The international long distance industry, which principally consists of the transmission of voice and data between countries, is undergoing a period of rapid, fundamental change that has resulted, and is expected to continue to result, in significant growth in the usage of international telecommunications services. According to industry sources, in 1997, the international long distance telecommunications industry accounted for approximately 81.8 billion minutes of use, an increase of 14% from 71.7 billion minutes of use in 1996, and up from approximately 24.6 billion minutes of use in 1988. The international long distance telecommunications industry generated revenues of approximately $67.0 billion in 1997. Industry sources have estimated that by 2001 this market may approach $98.0 billion in revenues and 143.2 billion minutes of use, representing compound annual growth rates from 1997 of 10.0% and 15.0%, respectively.

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

  Globalization: The increased globalization of commerce, trade and travel has stimulated demand for international long distance services, which in turn has spurred the continuing deregulation and privatization of telecommunications markets, which have traditionally been served by state-owned monopoly providers. In the U.S., demand for international long distance services has been boosted by a continued surge of immigrants to the U.S. These immigrants often seek a way to make inexpensive international calls to their friends and relatives back in their country of origin, using any telephone, without needing to demonstrate a credit history. The debit calling card remains the preferred vehicle for fulfilling these needs. The company believes that it is currently the top provider of international debit card calling time from the U.S., putting it in position to benefit from this trend.

  Declining prices: The reduction of outbound international long distance rates, resulting from the increased competition generated by deregulation and privatization, continues to make international calling available to a much larger customer base. This, in turn, has stimulated increased traffic volumes.

  Increased teledensity: Stimulated by economic growth and development, government initiatives and technological advances, the number of telephone lines around the world has increased dramatically, and is expected to lead to greater demand for international telecommunications services.

  Wider selection of products and services: The proliferation of communications devices, including cellular telephones, facsimile machines, pagers, data communications devices and communications equipment has led to a general increase in the use of telecommunications services. In addition, a growing number of products and services are available to an increasing portion of the world's population. This availability is driving the increasing demand for these services on both a singular and bundled basis, requiring carriers to offer a wide array of voice and data products and services.

  Growth of data traffic: The increased availability of higher-quality and higher-capacity bandwith has enabled international long distance carriers to improve service quality and provide a wider array of data services, while also lowering costs. The demand for data services, including Internet based demand, has increased rapidly, and is expected to continue to increase at a robust pace in the foreseeable future.

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

International Switched Long Distance Services

  International switched long distance services are provided through switching and transmission facilities that automatically route calls to circuits based upon a predetermined set of routing criteria. In the U.S., an international long distance call typically originates on a local exchange carrier's network and is switched to the caller's domestic long distance carrier. The domestic long distance provider then carries the call to its own or to another carrier's international gateway switch. From there it is carried to a corresponding gateway switch operated in the country of destination by the dominant carrier of that country and then is routed to the party being called through that country's domestic telephone network.

  International long distance providers can generally be categorized by the extent of their ownership and use of switches and transmission facilities. The largest U.S. carriers, AT&T, MCI WorldCom and Sprint primarily utilize owned U.S. transmission facilities and tend to use other international long distance providers to reach niche markets where they do not own a network, to take advantage of lower prices, and to carry their overflow traffic. Since no carrier has transmission facilities that cover the more than 200 countries to which major long distance providers offer service, a significantly larger group of long distance providers has emerged, which own and operate their own switches but either rely solely on resale agreements with other long distance carriers to terminate traffic or use a combination of resale agreements and leased or owned facilities in order to terminate their traffic, as discussed below.

  Operating Agreements. Operating agreements provide for the termination of traffic in, and return traffic from, the international long distance providers that have rights in facilities in different countries at a negotiated accounting rate. Almost all international calls are carried under the complex accounting rate system, a framework for originating, carrying and terminating calls that has been in place since just after World War II. Within each country, the regulatory authority negotiates rates with a foreign PTT. These accounting rates tend to be artificially inflated, with no relation to the actual costs of carrying traffic.

  Under a traditional operating agreement, the international long distance provider that originates more traffic compensates the long distance provider in the other country by paying an amount determined by multiplying the net traffic imbalance (the difference between minutes sent and minutes received) by the settlement rate, which is generally one-half the accounting rate. Under a typical operating agreement, each carrier has a right in its portion of the transmission facilities between two countries.

  A carrier gains ownership rights in a fiber optic cable by purchasing direct ownership in a particular cable (usually prior to the time that the cable is placed in service) by acquiring an "indefeasible right of use" (IRU), in a previously installed cable, or by leasing or obtaining capacity from another long distance provider that either has direct ownership or IRU rights in the cable. In situations where a long distance provider has sufficiently high traffic volume, routing calls across an indefeasible right of use or leased cable capacity is generally more cost-effective on a per-call basis than the use of resale arrangements with other long distance providers. However, leased capacity and acquisition of an indefeasible right of use requires a substantial initial investment based on the amount of capacity acquired.

  Transit Arrangements. In addition to utilizing an operating agreement to terminate traffic delivered from one country directly to another, an international long distance provider may enter into transit agreements. Under these arrangements, a long distance provider in an intermediate country carries the traffic to the country of destination.

  Switched Resale Arrangements. A switched resale arrangement typically involves the wholesale purchase of termination services on a variable, per-minute basis by one long distance provider from another. A single international call may pass through the facilities of several long distance resellers before it reaches the foreign facilities-based carrier that ultimately terminates the call. Such resale, first permitted with the deregulation of the U.S. market, enabled the emergence of alternative international providers that relied, at least in part, on transmission services acquired on a wholesale basis from other providers. Resale arrangements set per-minute prices for different routes, which may be guaranteed for a set time period or which may be subject to change. The resale market for international transmission is extremely dynamic in nature, as new long distance resellers emerge, and as existing providers respond to fluctuating costs and competitive pressures. In order to effectively manage costs when utilizing resale arrangements, long distance providers need timely access to changing market data and must quickly react to changes in costs through pricing adjustments or routing decisions.

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

  Under international simple resale, a long distance provider completely bypasses the accounting rate system by connecting an international leased private line (i) to the public switched telephone network of two countries or (ii) directly to the premises of a customer or partner in one country and the public switched telephone network in the other country. While international simple resale is currently only sanctioned by applicable regulatory authorities on a limited number of routes, including U.S.-U.K., U.S.-Canada, U.S.-Sweden, U.S.-New Zealand, U.S.-Australia, U.S.-Netherlands, U.K.-worldwide, Canada-U.K. and U.S.-Japan, it is increasing in use and is expected to expand significantly as deregulation of the international telecommunications market continues. In addition, deregulation has made it possible for U.S.-based long distance providers to establish their own switching facilities in certain foreign countries, enabling them to terminate traffic directly.

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

  In a deregulated country such as the U.S., carriers can establish switching facilities, own or lease fiber optic cable, enter into operating agreements with foreign carriers and, accordingly, provide direct access service. In markets that have not deregulated or are slow in implementing deregulation, international long distance carriers have used advances in technology to develop innovative alternative access methods, such as call reorigination. In other countries, where deregulation has commenced but has not been completed, carriers are permitted to offer data and facsimile services, as well as limited voice services including those to closed user groups, but are not yet permitted to offer full voice telephony. As countries deregulate, the demand for alternative access methods typically decreases because carriers are permitted to offer a wider range of facilities-based services on a transparent basis.

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

Developments in the Internet Industry

  Use of the Internet has grown rapidly since its initial commercialization in the early 1990's. However, determining the precise number of Internet users is extremely difficult because (i) the Internet does not have a single point of control from which statistics may be recorded; (ii) computers are connected and disconnected from the Internet on a continual basis; and
(iii) a large number of users may access the Internet through a single network. International Data Corporation ("IDC") estimates that the number of Internet users worldwide will increase from approximately 69 million in 1997 to 320 million in 2002, representing a compound annual growth rate of 36%. Forrester Research projects that revenue from Internet access services in the U.S. will grow from $6.5 billion in 1998, to $21.8 billion in 2002, a compound annual growth rate of 35%.

  The Internet has evolved dramatically over the last several years as a result of several trends affecting the computer and communications industries. These trends include (i) the migration by organizations from proprietary mainframe environments to open systems and distributed computing; (ii) the emergence of low-cost, high-capacity telecommunications bandwidth; (iii) the increased use of PCs in the home; (iv) the increased percentage of PCs that are equipped with modems; (v) the growth of commercial on-line services; (vi) the growth of information, entertainment and commercial applications; (vii) the increase in the number and variety of services available on the Internet; and (viii) the widening acceptance of Internet-based transactions ("e-commerce") as reliable and more convenient substitutes for transactions conducted through more traditional means. Through an Internet connection, users can access commercial, educational and governmental databases, software, graphics, newspapers, magazines, library catalogs, industry newsletters, and other information. Currently, the primary uses of the Internet include e-mail, Web browsing, electronic commerce, file transfers, remote log-in, news, bulletin boards, chat services and other on-line services.

  In addition, during the last few years, several navigational and utility tools have become available that have enabled easier access to the resources of the Internet. Navigational software such as Netscape Navigator and Microsoft's Internet Explorer, and search tools from such companies as Excite@Home Corp., InfoSeek Corp. and Lycos, Inc. help users access information from the Internet.

  As the volume of information available on organizations' computer systems has increased and the use of data communications has grown as a preferred means of day-to-day communications, organizations increasingly seek a number of geographically dispersed access points to their own networks and to the networks of other organizations. In the commercial sector, the number of interconnections that businesses desire to establish with networks, customers, suppliers and affiliates generally has made the development of proprietary access systems on a case-by-case basis costly and time consuming. As a result, many organizations seek reliable, high-speed and cost-effective means of internetworking and increasingly rely on the Internet. As reliance on the Internet for the transmission of data, applications and electronic commerce continues to grow among organizations, the Company believes that these organizations will require fast, reliable, geographically dispersed and competitively priced Internet access and services.

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

  Internet telephony has emerged as a low cost alternative to traditional long distance calls. IDC projects that the Internet telephony market will grow rapidly to over $23.4 billion in 2003, from approximately $1.1 billion in 1998 and that Internet telephony will account for nearly 11% of domestic and international long distance voice traffic by 2002.

  Internet telephone calls are less expensive than traditional international long distance calls primarily because these calls are carried over the Internet or a proprietary network and therefore bypass a significant portion of international long distance tariffs. The technology by which Internet phone calls are made is also more cost-effective than the technology by which traditional long distance calls are made. IDC projects that commerce over the Internet will grow to approximately $1.3 trillion in 2003.

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

  The Company believes that these initiatives, as well as other proposed legislation and agreements, will provide increased opportunities for emerging competitive carriers such as IDT to provide telecommunications services in targeted markets. Deregulation has encouraged competition, which in turn has prompted carriers to offer a wider selection of services and reduce prices. The industry's projections for substantially increased international minutes of use and revenue over both the near term and long term are based in part on the belief that reduced pricing as a result of deregulation and competition will result in a substantial increase in the demand for telecommunications services in most markets.

  Convergence of Traditional Voice and Packet Switching
Technology. Technological advancements have allowed the use of "packet switching" technology for the transmission of voice telecommunications traffic, enabling a substantial increase in network efficiency, as well as the use of the Internet for voice communications.

Traditional international long distance calls use a technology called "circuit switching," which carries the calls over international voice telephone networks. Circuit switching requires a dedicated connection between the caller and the recipient which must stay open for the duration of the call. On the other hand, packet switching technology breaks voice and fax calls into separate data packets, sends them over the Internet, then reassembles them in their original form for delivery to the recipient. This technology allows data packets representing multiple conversations to be carried over the same line, and is therefore inherently more efficient than is circuit switching technology. In addition, the use of the Internet as a voice communications medium provides significant reductions in the cost of transmitting traffic, while bypassing the cumbersome and expensive settlement process inherent in international voice communications. The development of voice applications for the Internet is part of a larger trend of convergence of standard voice and data networks. Internet telephony services are expected to be one of the fastest growth segments in the telecommunications industry.

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

Strategy

  The Company's objective is to enhance its current position as as a leading facilities-based provider of high-quality, low-cost telecommunications services to wholesale and retail customers in both the U.S. and abroad. Key elements of the Company's strategy include:

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

  Expand Switching and Transmission Facilities. The Company is continuing to expand and enhance its network facilities by investing in switching and transmission facilities where traffic volumes justify such investments. During Fiscal 2000, the Company intends to invest in (i) undersea cables connecting the U.S. and Europe, the U.S. and Asia, and points within Europe; (ii) facilities in the U.S., the U.K., France, Italy, Spain, Germany, Austria and other European countries; and (iii) additional network compression equipment. The Company believes that these investments will allow it to reduce the cost of its services and to enhance its offerings, while maintaining its high service quality.

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

  Pursue Strategic Alliances and International Agreements. The Company has capitalized on its significant traffic volume and technological expertise to negotiate favorable termination agreements with international carriers. The Company intends to continue to seek new termination relationships with established and emerging carriers to reduce its termination costs for traditional international voice telephony, and in some cases to use its relationship with Net2Phone for additional low cost termination. To date, the Company has entered into approximately 65 agreements with carriers that provide for the favorably priced termination of its calls in over 40 countries.

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

Services

  IDT provides its customers with integrated and competitively priced international and domestic telecommunications, Internet access and through its majority-owned Net2Phone subsidiary, Internet telephony services.

 Telecommunications Services

  The Company's four primary telecommunications services are: (i) wholesale carrier services; (ii) prepaid calling cards; (iii) international retail services for individuals and businesses; and (iv) domestic long distance services in the U.S. The Company generated revenues from its telecommunications business of approximately $684.6 million during Fiscal 1999, up from $303.9 million during Fiscal 1998. Telecommunications revenues represented 93.5% and 90.6%, respectively, of IDT's total consolidated revenues in Fiscal 1999 and Fiscal 1998.

 Wholesale Carrier Services

  The Company sells its wholesale carrier services to other U.S. and international carriers, utilizing flexible and least-cost traffic routing and based on its expertise in navigating the complex accounting rate system. In this way, the Company acts as a "carrier's carrier," providing the numerous entrants in the retail market with rates that are much lower than those previously offered by the more established carriers. The Company is able to offer competitive rates to its carrier customers as a result of (i) its extensive relationships in the long distance telecommunications industry; (ii) its ability to generate a high volume of long distance call traffic; and (iii) the advantageous rates negotiated with foreign PTTs and competitive carriers. During Fiscal 1999, wholesale carrier sales represented 39.5% of IDT's total consolidated revenues.

 Prepaid Calling Cards

  The Company sells prepaid debit and rechargeable calling cards providing access to more than 230 countries and territories. The Company's rates are between 10% and 50% less than the rates for international calls that are charged by the major facilities-based carriers. The Company's debit cards are marketed primarily to ethnic communities in the U.S. that generate high levels of international traffic to specific countries where the Company has favorable termination agreements. Recent immigrants and members of the ethnic communities are heavy users of international long distance, given their desire to keep in touch with family members and friends back home. The Company also markets cards in the U.K., France and the Netherlands, seeking to capitalize on the opportunity presented by the recent surge in immigration from under-developed countries to Europe's developed nations. During Fiscal 1999, sales of prepaid calling cards accounted for 49.7% of IDT's total consolidated revenues.

  The Company offers both IDT-branded and non- IDT-branded prepaid calling cards, with favorable rates to specific areas of the world. The cards are sold in several different dollar denominations, most commonly $5, $10 and $20. The table below lists the IDT phone cards sold by the Company:

  California Exclusive       Illinois Exclusive       New York Exclusive
  Carolina Exclusive         Long Island Exclusive    Nosso Brazil Card
  Centro Americard           M&M Card                 Pepe Colombianita
  China Card                 Mass Exclusive           Pepe Megatel
  Colombiana Card            Mega Mexico Card         Puerto Rico Exclusive
  Colombianita Card          Megatel Card             Rhode Island Exclusive
  Connecticut Exclusive      Megatel Vending          Texas Exclusive
  Discovery Card             Metropolis Card          Vending Georgia
  Dominicall Card            Merengue Card            Exclusive
  Florida Exclusive          New Jersey Exclusive     Vending Washington
  Georgia Exclusive          New York Alliance        Exclusive
                                                      Washington Alliance
                                                      Washington Exclusive

  The Company's rechargeable cards, distributed primarily through in-flight magazines, permit users to place calls from 43 countries through international toll-free services.

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

  IDT expanded its domestic debit card platform through its acquisition of InterExchange and its subsidiaries (collectively, "InterExchange"), completed in May 1998. Through InterExchange, the Company operates one of the nation's largest international debit card platforms. The platform provides the Company with a broad range of services used to conduct its calling card operations, including billing, routing of calls, and determining the amount of credit available on each outstanding calling card.

  As part of IDT's rapid expansion in the prepaid calling card market, the Company has initiated marketing private label phone cards. Private label cards serve as lucrative promotional items and can also be used to help generate brand name awareness. In December 1998, IDT signed an exclusive multi-year supply and distribution agreement with M&M/MARS's "M&M's(R)" Chocolate Candies, one of the largest confectionary brands in the world, to provide specifically-branded, private label phone cards. Through a strategic marketing relationship, "M&M's(R)" cards will be available to retailers currently carrying "M&M's(R)" Chocolate Candies. The phone cards feature the likenesses and the voices of the "M&M's(R)" Brand Characters currently featured in "M&M's(R)" advertising. IDT handles the entire call process of these phone cards, including call routing, authorization, prepaid platform and billing of the "M&M's(R)" cards.

  In February 1999, the Company launched Debitalk, its first prepaid callback phone card, which allows people around the world to bypass the high costs of placing international calls from countries outside of the United States. Debitalk allows users to place phone calls from anywhere in the world using a touch-tone telephone with a pre-programmed callback number. Users dial their access number, allow the phone to ring once, hang up, wait for the ring back, listen to their real-time account balance, and dial their destination number. There are no credit cards, invoices or bad debt associated with Debitalk as the callback services are prepaid.

 International Retail Services

  The Company offers international retail services to customers outside of the U.S., primarily through call reorigination. The Company also provides its call reorigination customers with access to enhanced U.S. telecommunications service options at U.S. long distance rates. These options include: voicemail, itemized billing, speed dial codes that allow customers convenient access to the call reorigination service, personalized voice prompts that allow customers to be called back at extensions where the party being dialed must be requested by name, remote programmable service that allows customers the flexibility of selecting the number called back instead of receiving the call at a preprogrammed number, access to U.S. toll-free 888 and 800 numbers, and simplified billing that combines the cost of the call back to the customer and the cost of the customer's outbound call from the U.S. in one bill for convenient and orderly presentation. The Company markets its call reorigination service to businesses and individuals. International retail services accounted for 2.9% of IDT's total consolidated revenues in Fiscal 1999.

  As an alternative service, the Company provides international long distance services to certain overseas customers, currently in the United Kingdom, via standard international direct-dial network services. Through this service, the Company offers a foreign customer the ability to place a direct call to an international destination over the Company's leased network at competitive rates without the need for call reorigination. In markets that are deregulating, the Company's strategy is to migrate its call reorigination customers to international direct-dial service, where operating environments warrant. The Company expects to offer retail service in several European nations by the end of Fiscal 2000.

 Domestic Long Distance Services

  The Company markets certain long distance services directly to retail customers in the U.S. The Company's customers pay rates that are between 10% and 50% less than the rates for domestic long distance service charged by the major facilities-based carriers. The Company also markets the long distance service as a value-added bundled service with its dial-up Internet access, and offers customers who maintain minimum monthly long distance billing levels rates that are approximately 20% less than the rates for dial-up Internet access that are charged by the major national Internet service providers. Domestic long distance services accounted for 1.4% of the Company's total consolidated revenues in Fiscal 1999.

  In September 1999, the Company announced a new domestic long distance plan featuring a flat rate of 5 cents per minute with a $3.95 monthly fee. The 5 cents per minute rate applies to all calls, 24 hours a day, 7 days a week. IDT also plans to offer rates as low as 3.5 cents per minute for customers who also subscribe to IDT's dial-up Internet service. The Company believes that it is now the lowest cost domestic long distance provider in the country.

 Internet Services

  In 1994, the Company began offering dial-up and dedicated Internet access to individuals as a value-added service for its domestic long distance customers, and to businesses as a stand-alone service. IDT's Internet access network, which consists of multiple leased lines, offers 33 (POPs) owned by the Company, and approximately 375 POPs owned by local and regional Internet service providers, through which subscribers may access the Internet. The Company's three primary Internet access and online services are: (i) dial-up Internet access for individuals and businesses; (ii) direct-connect dedicated Internet services for corporate customers; and (iii) the Genie online entertainment and information services. Internet access accounted for 2.3% of IDT's total consolidated revenues in Fiscal 1999.

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

  The Company provides its individual customers with several pricing options. Currently, the Company offers Basic Internet Service for $19.95 per month and Premium Service for $29.95 per month. Each is a fully graphical account bundled with an Internet browser, unlimited dial-up Internet access, and an e-mail account. Premium Service customers are entitled to the Reuters news service, a second e-mail address, eight megabytes of personal Web space storage, and special customer support services. The Company also offers Basic Internet Service access accounts for $15.95 per month for customers who sign up for IDT's long distance telephone service and maintain their monthly long distance telephone billings at or above $40 per month. The Company offers free Basic Internet Service accounts for those customers who sign up for IDT's long distance telephone service and maintain their monthly telephone billings at or above $150 per month. In addition, the Company offers an e-mail only account for $7.95 per month.

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

  In August 1999, the Company teamed up with iPass, to offer to its retail and business customers roaming Internet access in over 150 countries using iPass' vast worldwide network of 4,000 POPs. Internet roaming is available immediately to the Company's customers, who can download the iPass connection software at the Company's Web site. Instead of having to pay for long-distance calls to connect back to IDT's service while outside the United States, the Company's customers can now access the Internet locally in virtually every major city throughout the world. The roaming Internet service also improves the connection quality for users who often experience noisy or dropped connections with Internet connections via international calls.

 Direct Connect Dedicated Services

  The Company offers a variety of Internet access options and applications specifically designed to address the unique needs of medium to large-sized businesses. These corporate clients typically require high-speed dedicated circuits because they desire to put up a Web site, the nature of their business requires the transfer of large data files, or it would be impractical for them to maintain dial-up accounts for all of their employees who require Internet access.

  In March 1999, the Company formed a Dedicated Internet Group for the primary purpose of selling Dedicated Internet Access, Digital Subscriber Lines ("DSL"), Web Hosting and Design and Colocation to business clients. The Dedicated Internet Group is currently staffed by 20 employees and revenues have increased from $4,000 in new sales in April 1999 to over $100,000 in September 1999. The Company currently charges clients using 56 kilobits per second ("56K") lines approximately $350 per month for direct connect service and clients utilizing full T1's approximately $1,400 per month for direct connect service. For clients with higher bandwith needs, IDT offers a tiered T3 service starting at $3,000 per month.

  In June 1999, IDT began offering Internet access through DSL. DSL uses standard telephone lines to provide access to the Internet at speeds many times faster than standard 56K modem connections, at a lower cost than a dedicated leased line. IDT offers DSL service to its customers at monthly rates ranging from $125 to $499, depending on line speed and the length of the contract, with four months of free Internet access included in the package. The Company views the DSL market as largely untapped given the 38,000 to 40,000 nationally installed DSL lines and the potential market of well over five million DSL subscribers.

 Genie Services

  The Company also offers the Genie online service, giving subscribers access to roundtables, bulletin boards and chat areas, individual and multiplayer games, news, travel, entertainment, weather and other information services. Currently, the Company markets the Genie content as an online service available only to subscribers. The Company offers Internet access to Genie online subscribers for an additional fee.

 Telefonica Agreement

  In October 1999, IDT entered into a joint venture agreement with Terra Networks, S.A. (formerly known as Telefonica Interactiva, S.A.) pursuant to which the parties formed two limited liability companies to provide Internet services and products for customers in the United States, mainly targeting and focusing on the Hispanic population in the United States. One company was formed to provide Internet access to customers in the target market, and IDT contributed its dial-up Internet access customers, its managerial resources and facilities and its portfolio of current and future products for Internet access to the new company in exchange for a 49% ownership interest. The other company was formed to develop and manage an Internet portal that will provide content-based Internet services, electronic commerce offerings and other Internet services to customers in the target market. IDT will assist in developing relationships with content producers and content providers and will sell advertising on this new company's portal in exchange for a 10% ownership interest. Terra Networks has agreed to fund the first $30 million of expenses for the ISP joint venture, subject to the completion of certain performance criteria.

 IDT/Westmintech Joint Venture

  In September 1999, Chattle, Inc., a wholly owned subsidiary of IDT, entered into a joint venture with Westmintech Company, L.L.C. ("Westmintech") in the form of a Delaware limited liability company named Worldwide Intercom, L.L.C. ("Worldwide Intercom") to provide high speed voice and data services, including without limitation local and long distance telephone service (dedicated and 1+), cable television service (cable and/or fiber optic), on line service with direct Internet access and Internet access services (DSL, dedicated and dial up) and various other Internet services and other technology related to the foregoing existing and yet to be developed, to the tenants of commercial and residential properties worldwide. Westmintech is owned in part and controlled by Charles Kushner or an entity which he controls. Mr. Kushner owns in part and controls directly or indirectly various multifamily, retail and commercial properties throughout New York and New Jersey. Chattle, Inc. owns 75% of Worldwide Intercom and Westmintech owns the remaining 25%.

  Under the terms of the joint venture agreement, IDT will license to Worldwide Intercom intellectual property, technical know-how, and patent, copyright and trademark rights relating to the provision of Worldwide Intercom's services. IDT will also provide Worldwide Intercom with back office support for its services, and will arrange for the installation, activation, maintenance, repair and service of the hardware and wiring necessary to provide Worldwide Intercom's services. The initial term of the agreement is for a period of one year and shall be automatically renewable for additional one year periods.

 Net2Dine.com

  In August 1999, the Company launched Net2Dine.com, an Internet directory designed for restaurant owners and consumers which currently lists over 112,000 restaurants in the United States. Net2Dine.com attracts restaurants to its Web site by offering a free restaurant listing as well as value-added products that increase a restaurant's presence on the Internet. For $10 a month, a restaurant may subscribe to Net2Dine.com's Webpage Plan. Every subscribing restaurant receives its own mini Webpage which is built into Net2Dine.com's Web site, complete with Click2Reserve on-line reservations. Each Webpage provides detailed information about the restaurant, including its credit card policy, specials, reservations requirements and other relevant information.

  The Company intends to pursue and/or develop other opportunities in the Internet business, with a focus on identifying and exploiting niche market opportunities, specifically in markets where the Company can leverage one or more of its existing strengths.

 Internet Telephony

  In August 1996, the Company began offering Net2Phone, the first commercial telephone service to bridge calls between multimedia PCs and telephones via the Internet, and to charge for this service on a per-minute basis. Upon installation of the Net2Phone software, which is provided by Net2Phone primarily through the Internet without charge, a Net2Phone user receives an account number, and chooses a personal identification number as an added security feature. Once the Net2Phone software is installed, a user may place toll-free "800" or "888" calls from anywhere in the world without incurring any charges for such calls. Upon a user's prepayment for Net2Phone minutes, the user may begin using Net2Phone to place telephone calls worldwide. In Fiscal 1999, Net2Phone received the following awards and commendations:

  . Net2Phone Direct was named Internet Telephony Magazine's 1998 Product of the Year

  .  Net2Phone was named CTI Magazine's 1998 Product of the Year

  A user places a Net2Phone call after establishing a connection to the Internet. The call is routed over the Internet, at no charge to the customer, to the Company's telecommunications switches in the U.S. The call is then routed in the same manner as other voice telephony calls, using the Company's least-cost routing platform in order to increase the savings realized by international callers. Net2Phone's voice quality has been enhanced through the use of technology licensed from Lucent Technologies, Inc., and the software relating to Net2Phone is available in seven different languages. For calls originating overseas, the cost of placing and terminating the call with Net2Phone is up to 95% below the rates generally charged by traditional foreign carriers to place and terminate standard international telephone calls.

  In October 1997, the Company introduced Net2Phone Direct, a commercial telephone service that enables international and domestic phone-to-phone calls to be made via the Internet using packet switching technology. Net2Phone Direct enables phone-to-phone calling between two parties using telephones, while using the Internet to transport the long-haul components of the call. Users of Net2Phone Direct are able to call a local or toll-free access number, which connects the call to the Internet. Through such use of the Internet, the Company expects to significantly reduce the cost of international and domestic calling by extending the benefits of placing Internet telephone calls to customers with access to a regular telephone without requiring the use of PCs or individual Internet access. The Company also intends to develop a global network of switches and servers, thereby expanding the Company's ability to provide competitively priced Internet telephony solutions. The Company generated net revenues from its Internet telephony business of about $30.7 million during Fiscal 1999.

  IDT has entered into agreements with resellers in several foreign countries, pursuant to which such parties purchase and house the Net2Phone Direct servers in their country and resell Net2Phone Direct pin numbers to end-users. IDT provides customer service and technical support for Net2Phone and Net2Phone Direct customers in seven languages on a 24 hour per day, 7 day per week basis.

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

  The Company primarily markets its international call reorigination services through its overseas network of independent sales representatives. The foreign sales representatives, who are supervised by the Company's U.S.-based sales managers, provide the Company with access to local business and residential customers and new opportunities in the local markets they serve. The Company pays its foreign sales representatives on a commission basis. As of October 1999, the Company was represented by over 300 foreign sales representatives worldwide. The Company also has commenced direct sales efforts, primarily through overseas advertising in international print media to penetrate particular market segments that it does not currently serve.

  The Company currently markets its prepaid debit cards to retail outlets throughout the U.S. though Union Telecard Alliance, LLC ("Union"), a joint venture company of which the Company owns 51% of the outstanding equity interests. Union is one of the largest distributors of prepaid calling cards in the nation, selling through over 100,000 retail outlets throughout the United States. In July 1999, the Company entered into an agreement with All Americas Cable & Radio ("AACR"), a long distance carrier based in the Dominican Republic, in which the Company will distribute prepaid calling cards in the Dominican Republic on behalf of AACR. As part of its plan to expand its territory beyond the U.S., the Company has begun to establish a distribution network in the Dominican Republic to replicate its calling card distribution network in the United States. Union also plans to begin distributing prepaid cards in Puerto Rico and parts of Central America.

  Union has entered into agreements with sub-distributors, located in Chicago, Florida, New York, Ohio and Texas, whereby the sub-distributors have agreed to market the prepaid calling cards of the Company in exchange for preferential pricing, exclusive cards, extensions of credit, incentive bonuses and technical support from the Company which is intended to assist each respective sub-distributor in the growth and development of its business. The exclusive calling cards of the Company will be marketed by the corresponding partnership in a given state.

  In addition to selling IDT's prepaid calling cards, Union sells prepaid calling cards of other companies. This allows Union to operate as a "one-stop shop" for the widest possible range of prepaid phone cards, enabling Union to enhance its sales to the retail outlets it currently serves.

  IDT also sells rechargeable calling cards, which are distributed primarily through in-flight magazines.

 Internet Access

  The Company established itself as a leading national provider of Internet access services primarily through extensive broadcast and print advertising to the consumer market. In Fiscal 1997, the Company refocused the marketing efforts of its Internet access operations in order to lower the cost of acquiring new customers. While the Company intends to continue various means of broadcast advertising in select markets, the Company's sales and marketing efforts now are focused primarily on increasing its Internet customer base through (i) OEM transactions, including hardware, software and operating system bundling, (ii) retail channel distribution agreements and (iii) bundling Internet access with long distance telephone service. Additionally, the Company has entered into agreements with other Internet service providers to resell IDT's Internet access services. Through these strategies, the Company believes that it will increase its exposure to the millions of computer users who are potential customers of the Company's Internet access services, while reducing its customer acquisition costs as compared to traditional broadcast and print advertising. As of October 20, 1999, the Internet sales force consisted of approximately 45 employees. The Company's Internet sales staff is closely supervised and undergoes customized and ongoing training to ensure a high level of knowledge and service.

 Internet Telephony

  Net2Phone markets its Internet telephony services primarily by distributing its products without charge via the Internet and acquiring commercial Net2Phone customers through its prepaid platform. Net2Phone promotes its service through online and Internet-based advertising venues, traditional print advertising in international publications, and electronic media. In addition, Net2Phone has agreements to bundle the required software for Net2Phone, as a value-added component, with the software of other companies, and with other PC and computer equipment. Such bundling agreements have included bundling Net2Phone with a telephone handset product called Internet PhoneJACK(R) developed by Quicknet Technologies, Inc.; this combination is marketed under the name Net2Phone Pro. Net2Phone has entered into strategic marketing and distribution relationships with leading

Internet companies, including Yahoo!, Infospace.com, Snap.com, Excite@Home and ZD Net. Net2Phone has also entered into arrangements with leading computer equipment and software companies, such as IBM, Compaq and Packard Bell-NEC Europe to include its software with these companies' products.

  Net2Phone has agreements with resellers in certain countries, pursuant to which such resellers purchase bulk amounts of Net2Phone minutes in advance, and resell such minutes to users in their own countries as representative sellers of Net2Phone. Net2Phone currently offers Net2Phone Direct in over 62 cities in the U.S., and has entered into agreements with Daewoo and Naray in South Korea and Marubeni in Japan to market Net2Phone Direct in those countries. Net2Phone also seeks to sell Net2Phone Direct switch servers to additional third parties in strategic markets worldwide, and to enter into agreements to resell the Click2CallMe service.

  In April 1998, Net2Phone began offering its Click2Talk Service, in which an icon is placed on a customer's Web site. When an end-user of the Web site that is equipped with an appropriately configured multimedia PC clicks on the Click2Talk icon, the Net2Phone technology directly dials the customer's toll-free customer service number.

  In August 1998, the Company began offering the Click2CallMe service, in which an icon is placed on a customer's Web site. When an end-user of the Web site clicks on the Click2CallMe icon, IDT's callback and Net2Phone technologies notify the customer, and then dials the end-user in order to connect the customer and the end-user.

  In February 1999, Net2Phone launched easysurf.com (www.ezsurf.com) the first web shopping portal powered by Internet telephony. Easysurf.com allows visitors to learn about online merchants' services and to communicate with them through direct voice interaction. Easysurf.com gives users added convenience by listing useful information for key online retailers, including payment and shipping options and return policies. Easysurf.com enables voice communications with over 300 Web sites, and educates users by providing them with essential information needed to buy products online.

  In July 1999, Net2Phone entered into an exclusive, four-year distribution and marketing agreement with ICQ, a subsidiary of America Online, to provide Internet telephony services to users of ICQ's instant messaging service. ICQ will embed Net2Phone's Internet telephony software into ICQ's Instant Messenger software on an exclusive basis, allowing ICQ users to make PC-to-phone and PC-to-PC calls and to receive phone-to-PC calls.

 International Sales

  In Fiscal 1997, 1998 and 1999, international customers accounted for approximately 25%, 11% and 13% of the Company's total revenues, respectively. See Note 9 to the Company's Consolidated Financial Statements. The Company anticipates that revenues from international customers will continue to account for a significant percentage of its total revenues.

 Bundling of Service Offerings

  The Company bundles its Internet access services with its domestic long distance telephone services. By bundling its long distance phone service with its $15.95 per month discounted dial-up Internet access, the Company is currently able to compete with many major national providers of Internet access by offering rates that are on average 20% lower. By bundling its Internet access services with its rechargeable calling cards, the Internet access rates can be as much as 45% lower. At the same time, the Company differentiates itself from its competitors in the Internet access market who are unable to offer their customers significant savings on their monthly long distance bills. Additionally, the Company is able to leverage its existing Internet sales force for the sale of its bundled long distance and Internet access service.

Customers

 Telecommunications

  As of October 1, 1999, the Company had approximately 125 wholesale customers located in the U.S. and Europe. The Company supplements this wholesale customer base by offering retail long distance services to individuals and business customers in the U.S. and worldwide, including over 50,000 call reorigination customers. The Company sold over 50,000,000 prepaid calling cards during Fiscal 1999.

 Internet Access

  As of October 20, 1999, the Company offered local dial-up access to approximately 65,000 retail customers, provided dedicated access to nearly 500 medium and large-sized businesses, and offered Web hosting services to almost 2,000 customers.

 Internet Telephony

  As of July 31, 1999, Net2Phone served over 325,000 active customers who made an average of approximately 60 minutes of calls per month, and handled over 20 million minutes of use per month. Approximately 69% of Net2Phone's customers as of July 31, 1999, were based outside of the United States. As of October 10, 1999, Net2Phone had installed the Click2Talk service on approximately 176 commercial Web sites.

 Billing and Customer Support

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

  The Company's majority-owned Net2Phone subsidiary has also developed a sophisticated real-time management information system for its Internet telephony services. This system allows Net2Phone to monitor the length and quality of the calls that are placed over its Net2Phone and Net2Phone Direct systems, thereby helping to ensure a high level of service and more efficient routing of calls. In addition, this system helps Net2Phone prevent fraud, and assists in the customer management process by automatically informing customers of new information, including system upgrades.

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

Telecommunications Network

 Private Line Network

  The Company operates a growing telephone network consisting of resold international switched services, U.S. domestic dedicated leased fiber optic lines, and Company-owned switch equipment in the U.S. which are interconnected to major PTTs, emerging carriers and domestic interexchange carriers, local exchange carriers and competitive local exchange carriers. IDT's major switching facilities are located in Piscataway, N.J., Westfield, N.J., Newark, N.J., New York, N.Y. and London, England. These varied locations serve to provide the network with redundancy and diversity. All of these locations are linked with the dominant local exchange carrier as well as at least one of the competitive local exchange carriers, allowing the Company to interconnect with all major interexchange carriers to switch traffic via the Company's leased private-line DS3 network. Furthermore, all of the Company's locations are interconnected via leased lines to enhance network reliability and redundancy as each location interconnects with the various carriers.

  In September 1998, the Company entered into a $32 million, 20 year IRU agreement with Frontier Communications of the West, Inc. ("Frontier") to obtain dedicated DS-1, DS-3, OC-3 and OC-12 circuit capacity in the U.S. over Frontier's network, connecting more than 120 metropolitan areas around the nation. These network facilities will enable the Company to expand the range and reliability of its data and voice transmission service, while reducing network costs. IDT will be able to offer nationwide dial-up long distance and dial-around (10xxx) services, reduce 800-origination costs and provide for origination and termination of carrier traffic in all major U.S. cities.

  In October 1999, the Company entered into an agreement with Frontier whereby IDT will enhance its ability to provide presubscribed long distance (1+) and dedicated and toll-free services throughout the United States as well as casual calling (10xxx) in selected areas of the country. The additional capacity will significantly enhance IDT's ability to provide long distance dial up services.

  In addition, the Company owns and leases switched services to connect its U.S. and U.K. facilities. These services are used to originate traffic from IDT's customer base in the U.K. and to terminate existing carrier and call reorigination traffic to the U.K. The Company has about 65 operating and terminating agreements that provide for the termination of traffic in over 40 countries, including agreements with companies based in Spain, the Dominican Republic, Italy, Bangladesh, Cyprus and Chile. The Company also plans to obtain leased lines to these destinations, which will result in reduced costs for termination to these countries. The Company has also targeted countries such as the Netherlands, Germany and France for network expansion due to the large number of minutes the Company presently terminates and the size of the Company's installed base of telecommunications customers in these countries.

 International Telecommunications Acquisitions & Agreements

  In January 1999, the Company signed agreements with France Telecom, Deutsche Telkom, Swisscom N.A. and Telefonica de Espana, four major telecommunications companies based in Europe, to establish a direct fiber-optic connection between the companies for international long distance service. The agreement establishes direct channels between the companies' international switching points and the Company's facilities in the United States and United Kingdom. The Company has already established a presence in the United Kingdom with its facilities-based switch, and has purchased more than 12,000 kilometers of undersea cable connecting the United States, Canada and the United Kingdom.

  In February 1999, the Company acquired Orion Telekom BV, a Netherlands based provider of telecommunications services. Through this acquisition, the Company procured a contractual relationship with Royal KPN NV ("KPN") the leading phone company in the Netherlands, and associated physical interconnections, an installed Alcatel S12 switch, an operating license in Holland and a facility in Rotterdam. The Company's voice licensing in the Netherlands coupled with the interconnection available through KPN has enabled the Company to offer wholesale and retail carrier services in the Dutch market.

 Switching Platforms

  The Company utilizes two major switching platforms. The Company uses its Excel LNX switches for its application-based products such as call reorigination, direct dial, call through, prepaid calling cards, and value-added services such as voice prompts, speed dialing, voice mail and conferencing. The Excel LNX is flexible and programmable, and is designed to implement network-based intelligence quickly and efficiently. The Company currently owns 65 Excel LNX switches. The other platform is the Nortel DMS250-300, which serves as an international gateway and generic carrier switch. The Company currently owns four Nortel switches. The Company plans to upgrade its switching platforms in Los Angeles, Miami and New Jersey during Fiscal 2000. All of the Company's switches are modular, scaleable and equipped to signal in such protocols as ISDN or SS7 so as to be compatible with either domestic or foreign networks.

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

 Software

  The Company's Excel LNX switch incorporates Company-developed software which efficiently performs all the applications the Company requires to provide value-added services, as well as billing and traffic analysis. The software enables the Excel LNX to route all calls via the Company's least-cost routing platform. Least-cost routing is a process by which the Company optimizes the routing of calls over the least-cost route on its switch for over 230 countries. In the event that traffic cannot be handled over the least-cost route due to capacity or network limitations, the least-cost routing system is designed to transmit the traffic over the next least-cost route. The least-cost routing system analyzes several variables that may affect the cost of a long distance call, including different suppliers, different time zones and multiple choices of terminating carrier in each country. In some instances, instead of routing a call directly between two overseas points, the least-cost routing system may backhaul an overseas carrier's minutes using resold switched services to the Company's U.S.-based switch in order to terminate the traffic in a third country while taking advantage of the Company's competitive U.S.-based international long distance rates. The least-cost routing system is continually reviewed in light of rates available from different suppliers to different countries to determine whether the Company should add new suppliers to its switch to further reduce the cost of routing traffic to a specific country and to maintain redundancy, diversity and quality within the switching network. By utilizing a least-cost routing system, the Company is able to minimize its costs, and offer lower rates to its customers.

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

  The Company entered into an agreement with PSINet Inc. ("PSINet") in 1996 to use PSINet as the primary Alliance Partner for the Company's dial-up Internet access customers in areas where PSINet has POPs and where there are no other Alliance Partners. The Company leases and operates a dedicated T3 connection to the PSINet network in order to maintain control of the Company's provisioning of customers and to provide customers with access to electronic mail and newsfeeds. Through the buildout of its own infrastructure and its agreement to utilize the PSINet network as well the local networks of its Alliance Partners, IDT's network now provides local dial-up Internet access through more than 400 POPs, of which the Company owns 33.

Research and Development

  The Company employs a technical staff that is devoted to the improvement and enhancement of the Company's existing telecommunications and Internet products and services, including switching technologies and the development of new technologies and products. The Company believes that the ability to adjust and improve existing technology and to develop new technologies in response to, and in anticipation of, customers' changing demands is necessary to compete in the rapidly changing telecommunications and Internet industries. There can be no assurance that the Company will be able to successfully develop new technologies or effectively respond to technological changes or new industry standards or developments on a timely basis, if at all.

  In connection with the Company's acquisition of InterExchange in May 1998, the Company acquired InterExchange's in-process research and development relating to alternative switching and compression technologies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Fiscal 1998 Compared to Fiscal 1997--Acquired Research and Development." To the extent that the Company succeeds in completing the development of such alternative switching technologies, the Company believes that it will be able to substantially reduce its investments in connection with the acquisition and installment of additional switching equipment, and that it will be able to install such equipment in substantially less time. In addition, if the Company succeeds in developing such compression technologies, the Company believes that it will be able to manage voice compression more effectively across its network and provide significant cost efficiencies in routing telephone traffic via fiber optic cables and satellite transmission. No assurances can be given that the Company will succeed in developing either of such technologies within a time frame that will enable it to capitalize upon its investment, or at all.

Competition

  The markets in which the Company operates are extremely competitive and can be significantly influenced by the marketing and pricing decisions of the larger industry participants. The barriers to entry are not insurmountable in any of the markets in which the Company competes. The Company expects competition in these markets to intensify in the future.

Telecommunications

  The market for prepaid calling cards has become highly competitive. In the prepaid calling card market, the Company competes with other providers of prepaid calling cards and with providers of telecommunications services in general. Many of the largest telecommunications providers, including AT&T, MCI WorldCom and Sprint, currently market prepaid calling cards, which in certain cases, compete with the prepaid calling cards sold by the Company. These companies are substantially larger and have greater financial, technical, engineering, personnel and marketing resources, longer operating histories, greater name recognition and larger customer bases than the Company. The Company also competes with smaller, emerging carriers in the prepaid calling card market, including Star Telecommunications, Inc., RSL Communications, Ltd., and Pacific Gateway Exchange, Inc. In marketing prepaid calling cards to customers outside the U.S. market, the Company competes with the large PTTs, such as British Telecommunications (BT) in the U.K. The Company believes that additional competitors are likely to enter the prepaid calling card market (including Internet-based service providers and other telecommunications companies) during the next several years.

  With respect to its other telecommunication services, the Company competes with (i) interexchange carriers and other long distance resellers and providers, including large carriers such as AT&T, MCI WorldCom and Sprint;
(ii) foreign PTTs; (iii) other providers of international long distance services such as STAR Telecommunications, Inc., Pacific Gateway Exchange, Inc., RSL Communications Ltd. and Viatel, Inc.; (iv) alliances that provide wholesale carrier services, such as Global One (Sprint, Deutsche Telekom AG and France Telecom S.A.) and Uniworld (AT&T, Unisource-Telecom Netherlands, Telia AB, Swiss Telecom PTT and Telefonica de Espana S.A.); (v) new entrants to the domestic long distance market such as the regional bell operating companies in the U.S., who have announced plans to enter the U.S. interstate long distance market pursuant to recent legislation conditionally authorizing such entry, and utilities such as RWE Aktiengesellschaft in Germany; and (vi) small long distance resellers. Moreover, some of the Company's competitors have announced business plans similar to the Company's regarding the expansion of telecommunications networks into Europe. Many of the Company's competitors are significantly larger and have substantially greater market presence, as well as greater financial, technical, operational, marketing and other resources and experience than the Company.

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

 Internet Access

  The Company's current and prospective competitors in the Internet access market include many large companies that have substantially greater market presence, as well as greater financial, technical, operational, marketing and other resources and experience than the Company. The Company's Internet access business competes or expects to compete directly or indirectly with several types of companies: (i) other national and regional commercial Internet service providers, such as NETCOM On-Line Communication Services, Inc. ("NETCOM"), and Earthlink Network, Inc. ("Earthlink"); (ii) established online services companies that offer Internet access, such as America Online, Inc. ("AOL"), CompuServe Interactive Services, Inc. ("CompuServe") and Prodigy Communications Corporation ("Prodigy"); (iii) computer software and technology companies such as Microsoft; (iv) national long distance telecommunications carriers, such as AT&T, MCI WorldCom and Sprint; (v) regional bell operating companies; (vi) cable television operators, such as Comcast Corporation Liberty Media Group ("Liberty Media") and Time Warner Inc. ("Time Warner");
(vii) nonprofit or educational Internet service providers; (viii) newly-licensed providers of spectrum-based wireless data services; and (ix) competitive local telephone service providers such as AT&T and MCI WorldCom.

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

 Internet Telephony

  The long distance telephony market and, in particular, the Internet telephony market, is highly competitive. Net2Phone's competitors include AT&T, MCI WorldCom and Sprint in the United States and foreign telecommunications carriers. During the past several years, a number of companies have introduced services that make Internet telephony services available to businesses and consumers. In addition to Net2Phone, AT&T Jens (a Japanese affiliate of AT&T), ICG Communications, IPVoice.com, ITXC, OzEmail (which was acquired by MCI WorldCom), RSL Communications (through its Delta Three subsidiary), I-Link and iBasis (formerly known as VIP Calling) provide a range of voice-over-the-Internet services. These companies offer PC-to-phone or phone-to-phone services that are similar to the services Net2Phone offers. Some, such as AT&T Jens and OzEmail, offer these services within limited geographic areas. Additionally, a number of companies have recently introduced Web-based voice mail services and voice-chat services to Internet users.

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

  Regulation of Domestic Telecommunications Services. In the U.S., provision of the Company's services is subject to the provisions of the Communications Act, as amended by the Telecommunications Act of 1996 (the "Telecommunications Act") regulations promulgated thereunder, as well as the applicable laws and regulations of the various states administered by the relevant state authorities. The recent trend in the U.S., for both federal and state regulation of telecommunications service providers, has been in the direction of reducing regulation. Nonetheless, the FCC and relevant state authorities continue to regulate ownership of transmission facilities, provision of services and the terms and conditions under which the Company's services are provided. Non-dominant carriers, such as the Company, are required by federal and state law and regulations to file tariffs listing the rates, terms and conditions for the services they provide. In October 1996, the FCC adopted an order (the "Detariffing Order") which eliminated the requirement that non-dominant interstate carriers such as the Company maintain tariffs on file with the FCC for domestic interstate services. The Detariffing Order has been appealed to the U.S. Court of Appeals for the D.C. Circuit, and a stay has been issued pending a decision on the merits of the appeal. It is unclear when the Court will rule on the appeal.

  On May 8, 1997, the FCC issued an order to implement the provisions of the Telecommunications Act relating to the preservation and advancement of universal telephone service (the "Universal Service Order"). The Universal Service Order requires all telecommunications carriers providing interstate telecommunications services to contribute to universal support by contributing to (i) a fund for schools and libraries, (ii) a fund for rural health care and
(iii) a fund for the development of regions characterized by high telecommunications costs and low income levels (collectively, the "Universal Service Funds"). These contributions became due beginning in 1998 for all providers of interstate telecommunications services. Such contributions are assessed based on certain defined interstate and international end user telecommunications revenues. Contribution factors vary quarterly, and carriers, including the Company, are billed each month. In addition, many state regulatory agencies have instituted proceedings to revise state universal support mechanisms to make them consistent with the requirements of the Telecommunications Act. As a result, the Company will be subject to state, as well as federal, universal service fund contribution requirements, which will vary from state to state.

  In July 1999, the United States Court of Appeals for the Fifth Circuit released its decision reviewing the FCC's Universal Service Order. This decision will have a significant impact on carrier's obligations to make payments to the FCC's Universal Service Funds. The Court found that the FCC cannot include intrastate revenues in the calculation of universal service contributions. Local exchange carriers' revenues are largely intrastate and their interstate revenues are primarily from other carriers and not subject to universal service assessment. Therefore, the contributions required to be made by these carriers will be sharply reduced, placing an even greater burden on interexchange carriers, including the Company, to fund the universal service program. The Court also reversed the FCC's decision to include the international revenues of interstate carriers in the universal service contribution base.

  In implementing the Court's decision, the FCC has amended its universal service fund rules and removed intrastate-end user telecommunications revenues from the assessment base for the schools and libraries and rural health care support mechanisms. The FCC will assess contributions to the universal service program using a single contribution factor based on interstate and international end-user telecommunications revenues. The proposed contribution factor for November and December 1999 is 5.8% of interstate and international end-user telecommunications revenues. This increase in the universal service contribution factor may significantly increase the Company's contribution to the FCC's Universal Service Fund.

  Pursuant to the Universal Service Order, all carriers are required to submit a Universal Service Fund worksheet in March and September of each year. Starting April 1, 2000, carriers will be required to annually file a single telecommunications reporting worksheet for the FCC's Universal Service Fund, Telecommunications Relay Services, Local Number Portability, and North American Numbering Plan programs. The amounts remitted to the Universal Service Fund may be billed to the Company's customers. If the Company does not bill these amounts to its customers, its profit margins may be less than if it had elected to do so. However, if the Company elects to bill these amounts to its customers, customers may reduce their use of the Company's services, or elect to use the services provided by the Company's competitors, which may have a material adverse effect upon the Company's business, financial condition, or results of operations.

  On September 29, 1999, Bell Atlantic-New York ("BANY") filed with the FCC its Section 271 application for authority to provide interLATA interexchange service to customers in New York. The FCC has ninety days to review BANY's
Section 271. Southwestern Bell Telephone Company ("SWBT") has received the Texas Public Utilities Commission's approval of its Section 271 application to provide interLATA interexchange service to customers in Texas and will soon file its Section 271 application with the FCC. If the FCC subsequently approves BANY's and SWBT's Section 271 applications, interexchange carriers, such as the Company, will be subjected to increased competition from these companies in the New York and Texas markets for interexchange services. As a result, the Company may face increased pressure to reduce its rates for interexchange services which may have an adverse impact on the Company's revenues. In addition, it is likely that Bell Atlantic, SWBT, US West, and Bell South will shortly file Section 271 applications in additional states, which if granted, would further increase competition in the provision of interexchange services and result in downward price pressures for such services in these states.

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

  In addition to regulation by the FCC, the majority of the states require the Company to register or apply for certification prior to initiating intrastate interexchange telecommunications services. To date, the Company, together with its subsidiaries, is authorized through certification, registration or on a deregulated basis to provide intrastate interexchange telecommunications services in 49 states. State issued certificates of authority to provide intrastate interexchange telecommunications services can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of the state regulatory authorities. Fines and other penalties also may be imposed for such violations.

  U.S. Regulation of International Telecommunications Services. International common carriers, such as the Company, are required to obtain authority under
Section 214 of the Communications Act and file a tariff containing the rates, terms and conditions applicable to their services prior to initiating their international telecommunications services. The Company has obtained a global
Section 214 authority from the FCC to use, on a facilities and resale basis, various transmission media for the provision of international switched and private line services. Non-dominant international carriers such as the Company must file their international tariffs and any revisions thereto with one day's notice. Under the FCC's revised rules, international telecommunications service providers are only required to file copies of their contracts with dominant foreign carriers, and these contracts may be filed with the FCC on a confidential basis. The FCC's rules also require that the Company file periodically a variety of reports regarding the volume of its international traffic and revenues and use of international facilities. In addition to the general common carrier principles, and as discussed below, the Company is also required to conduct its facilities-based international business in compliance with the FCC's International Settlements Policy (the "IS Policy"), or an FCC approved alternative settlement arrangement.

  The Company's FCC authorizations also permit the Company to resell international private lines interconnected to the public switched telephone networks ("PSTNs") for the provision of switched services in those countries that have been found by the FCC to offer "equivalent opportunities" to U.S. carriers or to WTO member countries without a finding of equivalency where certain settlement rate requirements are met. To date, the FCC has approved the provision of switched services over private lines, interconnected to the public switched network, between the United States and the following countries: Canada, the U.K., Sweden, Australia, the Netherlands, New Zealand, Germany, France, Belgium, Denmark, Luxembourg, Norway, Austria, Switzerland, Italy, Japan, Hong Kong, Ireland, Spain, Iceland, Finland, and Israel. The FCC currently imposes certain restrictions upon the use of the Company's private lines between the U.S. and such approved countries. The Company may not route traffic to or from the U.S. over a private line between the U.S. and an "approved" country (such as the U.K.) if such traffic originates or terminates in a third non-"approved" country at rates that are not publicly available. Following implementation of the Full Competition Directive by member states of the European Union, and the WTO Agreement by the signatories, the FCC may authorize the Company to originate and terminate traffic over its private line between the U.S. and the U.K. and (pursuant to ISR authority) over additional private lines to additional countries.

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

  In May 1999, the FCC issued an order exempting competitive carriers and specified competitive routes from the IS Policy. Specifically, the FCC's May 1999 Order eliminated the IS Policy for arrangements with non-dominant foreign carriers (i.e., those that lack market power) and for arrangements with any carrier, dominant or non-dominant, on routes deemed "competitive" by the FCC. The FCC has determined that the following international routes qualify for relief from the FCC's IS Policy and associated filing requirements: Canada, Denmark, France, Germany, Hong Kong, Ireland, Italy, The Netherlands, Norway, Sweden, and the U.K. Historically, the Company's exemption from the IS Policy has been a chief factor enabling it to offer competitive international long distance services. Under the FCC's May 1999 order, providers of traditional telephone services will have increased flexibility to enter into more economically efficient arrangements with foreign correspondent carriers, which could, over time, decrease the competitive price advantage of the Company's international services, and make these services less attractive to our customers.

  The Company offers its call reorigination services pursuant to an FCC authorization (the "Section 214 Switched Voice Authorization") under Section 214 of the Communications Act and certain relevant FCC decisions. The FCC has determined that call reorigination services that use uncompleted call signaling do not violate U.S. or international law, but has held that U.S. companies providing such services must comply with the laws of the countries in which they operate as a condition of such companies' Section 214 Switched Voice Authorizations. The FCC reserves the right to condition, modify or revoke any Section 214 Authorizations and impose fines for violations of the Communications Act or the FCC's regulations, rules or policies promulgated thereunder, or for violations of the clear and explicit telecommunications laws of other countries that are unable to enforce their laws against call reorigination using uncompleted call signaling. FCC policy provides that foreign governments that satisfy certain conditions may request FCC assistance in enforcing their laws against call reorigination providers based in the U.S. that are violating the laws of these jurisdictions. Thirty countries have formally notified the FCC that call reorigination services violate their laws. The FCC has held that it would consider enforcement action against companies based in the U.S. engaged in call reorigination by means of uncompleted call signaling in countries where this activity is expressly prohibited. The FCC has granted a complaint by the Philippines Long Distance Company, Inc. and required U.S. carriers to stop providing call reorigination to customers in the Philippines. This decision is subject to petitions for reconsideration. There can be no assurance that the FCC will not take further action in the future. Enforcement action could include an order to cease providing call reorigination services in such country, the imposition of one or more restrictions on the Company, monetary fines or, in extreme circumstances, the revocation of the Company's Section 214 Switched Voice Authorization, and could have a material adverse effect on the Company's business, financial condition and results of operations. The FCC is currently considering a petition filed by the Telecommunications Resellers Association requesting that the FCC cease enforcing foreign laws against call reorigination.

  Regulatory requirements pertinent to the Company's operations will continue to evolve as a result of the WTO Agreement, federal legislation, court decisions, and new and revised policies of the FCC. In particular, the FCC continues to refine its international service rules to promote competition, reflect and encourage liberalization in foreign countries and reduce international accounting rates toward cost. In connection with this process, the FCC adopted new lower accounting rate benchmarks that became effective on January 1, 1998. Under the FCC's new benchmarks, after a transition period of one to four years, depending on a country's income level, U.S. carriers may be required to pay foreign carriers significantly lower rates for the termination of international services. These rates range from a $0.15/minute benchmark for upper income countries such as the U.K. to $0.23/minute for lower income countries such as China. Moreover, the FCC has revised its Foreign Carrier Entry Policy as part of its efforts to change its rules to implement the WTO Agreement.

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

  In March 1996, the European Union adopted the Full Competition Directive containing two provisions which required European Union member states to allow the creation of alternative telecommunications infrastructures by July 1, 1996, and which reaffirmed the obligation of European Union member states to abolish the ITOs' monopolies in voice telephony by 1998. The Full Competition Directive encouraged European Union member states to accelerate the liberalization of voice telephony. Certain European Union countries were allowed to delay the abolition of monopolies in public voice telephony based on exemptions established in the Full Competition Directive. These countries include Luxembourg (July 1998), Spain (December 1998), Portugal and Ireland (January 2000) and Greece (January 2002). Subsequently, Ireland decided to liberalize its regulations as of an earlier date, December 1, 1998. The European Commission has brought infringement proceedings against the following countries for failure to comply with European Union Directives: Belgium, Denmark, Greece, Italy, Luxembourg and Portugal.

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

  In connection with the growth of its European operations, the Company has obtained a number of licenses to provide telecommunications services in Europe. Through its U.K. subsidiary, IDT Global Limited ("IDT Global"), the Company has obtained a license to provide international simple voice resale services in the U.K., and a license to operate domestic and international telecommunications facilities in the U.K. IDT Global has also obtained a license to provide voice telephony services in Frankurt, Germany. In addition, through its Dutch holding subsidiary, IDT Europe BV, the Company has obtained a nationwide voice license in France. In addition, the same subsidiary holds a General Telecommunications License in Ireland.

  In February 1999, the Company acquired Orion Telekom BV, a Netherlands based provider of telecommunications services. Included in the purchase was Orion's Netherlands voice license. Orion, (now known as IDT Netherlands BV) is a wholly-owned subsidiary of IDT Europe BV, a wholly-owned subsidiary of the Company. In Austria, a voice license has been obtained for Strategic Telecommunications Belgium.

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

  The Telecommunications Act of 1996 contained provisions imposing criminal liability on: (1) persons sending or displaying indecent material on an interactive computer service such as the Internet in a manner available to minors and (2) entities knowingly permitting facilities under their control to be used for such activities. These provisions were held to be unconstitutional by the U.S. Supreme Court in 1997. In 1998, Congress passed the Child Online Protection Act ("COPA") which imposes criminal liability and civil liability on any person who by means of the World Wide Web, makes any communication for commercial purposes available to minors that includes material that is harmful to minors. COPA was enacted to prevent minors' access to indecent material on the Internet by criminalizing certain communications to minors and imposing a "filtering" requirement on Internet service providers ("ISPs"). The sections of COPA that impose criminal and civil liability for the dissemination of harmful material to minors have been stayed by the U.S. District Court for the Eastern District of Pennsylvania pending a trial on their constitutionality. However, the "filtering" requirement in COPA has not been stayed, and ISPs must notify users of existing measures (e.g. hardware, software, and filtering devices) that may assist the users in limiting minors' access to harmful material. Subsequent enforcement of the liability provisions of COPA restricting minors' access to harmful material may chill the development of Internet content or have other adverse effects on ISPs such as the Company. In addition, in light of the uncertainty attached to the enforcement of the law, there can be no assurances that the Company would not have to modify its operations to comply with COPA, including, among other things, prohibiting users from maintaining home pages on the Web that contain material deemed harmful to minors.

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

  In September 1998, two regional bell operating companies advised Internet telephony providers that these companies would impose access charges on Internet telephony traffic. One of these bell operating companies also petitioned the FCC for a declaratory ruling that providers of interstate Internet telephony must pay federal access charges and petitioned the public utilities commissions of Nebraska and Colorado for similar rulings concerning payment of access charges for intrastate telephone calls. The regional bell operating company involved in the Colorado proceeding has requested the dismissal of its petition. The Nebraska Public Service Commission ("PSC") has dismissed the regional bell operating company's complaint but plans to hold a public hearing and seek comment on the following issues: (1) whether its preliminary finding that traffic to ISPs is "local" in nature; (2) how carriers should compensate each other for calls placed to ISPs; (3) whether interexchange carriers providing Internet telephony must pay intrastate access charges; and (4) whether ISPs and providers of Internet telephony should contribute to the state universal service fund. The outcome of the Nebraska and FCC proceedings is uncertain. If the FCC or the Nebraska PSC decide that access charges may be levied against Internet telephony providers, the Company's majority-owned Net2Phone subsidiary would have to pay interstate access charges and intrastate access charges in Nebraska. Moreover, if the Nebraska PSC subjects ISPs or Internet telephony providers to state universal service fund contributions, Net2Phone's revenues would be impacted. Should additional state public utility commissions make similar rulings, Net2Phone may not be able to operate profitably in any state that assesses access or universal charges against it.

  In September 1999, the FCC initiated a notice of inquiry regarding voice over Internet telephony (both computer to computer and phone to phone Internet telephony) seeking comment on the availability of Internet telephony, the extent it has begun to replace traditional telecommunications services, the percentage of disabled persons who utilize Internet telephony, and whether it falls under the purview of Section 255 of the Telecommunications Act. Section 255 of the Telecommunications Act requires a provider of telecommunications service to ensure that its service is accessible and usable by persons with disabilities, if readily achievable. Should the FCC subsequently decide to adopt rules subjecting Internet Telephony to the requirements of Section 255, it may materially impact the Company's operations by requiring the Company to ensure that its Internet telephony services are compatible with telecommunications devices used by the disabled.

  To the Company's knowledge, there are currently no domestic laws or regulations that prohibit voice communications over the Internet. Several efforts have been made to enact federal legislation that would either regulate or exempt from regulation services provided over the Internet. State public utility commissions may also retain jurisdiction to regulate the provision of intrastate Internet telephony services, and could initiate proceedings to do so. A number of countries that currently prohibit competition in the provision of voice telephony have also prohibited Internet telephony. Other countries permit but regulate Internet telephony. If

Congress, the FCC, state regulatory agencies, foreign governments or supranational bodies begin to regulate Internet telephony, there can be no assurances that any such regulation will not materially adversely affect the Company's business, financial condition or results of operations.

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

  In connection with the initial public offering of Net2Phone, IDT assigned various pending federal service mark applications and three service mark registrations to Net2Phone on May 7, 1999. IDT also assigned its interest in three United States patent applications relating to the technology underlying the Net2Phone services as well as pending foreign counterpart applications.

  The Company owns registered service marks for the mark IDT, IDT and antenna design, Colombianita, Dominicall and Megatel. In addition, the Company has applications pending with respect to the registration of service marks relating to its various operations, including, Click2Reserve, Click2Take, Columbiana, Cyberspace Kids, Debit Talk, Gifts for Gab, Global America, Global Call, IP Central Office, LA Universal, Mega Mexico, Mexicall, Net2Dine.com, Nuestra Voz and Virtual Dime. IDT aggressively protects its intellectual property and continues to build its portfolio of service marks.

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

Employees

  As of October 20, 1999, the Company and its subsidiaries had a total of approximately 1,271 employees, including 373 in technical support and customer service, 125 in sales and marketing, 115 in technical staff, 115 in general operations and 100 in management and finance. The Company also had a total of 35 employees in Europe. Union Telecard Alliance, LLC, in which the Company has a 51% interest, employed 75 persons. The Company's majority-owned Net2Phone subsidiary had 333 full-time employees as of October 20, 1999.

  The Company believes that its relations with its employees are good. None of the Company's employees is represented by a labor union or covered by a collective bargaining agreement, and the Company has never experienced a work stoppage.

Item 2. PROPERTIES.

  The Company's principal facilities total approximately 66,000 square feet and are primarily located in two buildings in Hackensack, New Jersey. The Company occupies facilities in one building pursuant to a lease which expires on April 30, 2002 and occupies office space in a second building, pursuant to a lease with an entity controlled by Howard S. Jonas, the Company's Chairman and Chief Executive Officer, which expired in December 1998; however, the Company renewed the lease for an additional two year term. The Company also leases additional office space totaling approximately 6,000 square feet in two separate buildings located in Hackensack, New Jersey. The Company's 51% owned subsidiary, Union, occupies approximately 4,000 square feet of space pursuant to a ten year sublease agreement.

  On March 25, 1999, IDT entered into a 10 year lease agreement for approximately 12,000 square feet in Newark, New Jersey and on July 12, 1999, IDT entered into a 10 year lease agreement for approximately 6,000 square feet of space in Los Angeles, California, both primarily to house telecommunications equipment. In addition, IDT leases space (typically less than 500 square feet) in various other geographic locations to house the telecommunications equipment for each of its POPs.

  On April 20, 1999, IDT's subsidiary, 225 Old NB Road, Inc., purchased the building leased by IDT and its subsidiary, InterExchange, located in Piscataway, New Jersey, consisting of approximately 65,295 square feet, of which IDT and InterExchange occupy approximately 40,057 square feet. The balance of the building is sublet to third parties.

  In support of its international expansion efforts, the Company maintains various international office locations, including in London, England; Paris, France; Santa Fe Colony, Mexico; and Rotterdam, the Netherlands.

Item 3. LEGAL PROCEEDINGS.

  In December 1995, Surfers Unlimited, L.L.C. filed a breach of contract action in the New Jersey Superior Court, Bergen County. The suit names a subsidiary of the Company as defendant and seeks restitutional and consequential damages in an unspecified amount for interference with prospective business advantages, breach of contract and improper use of confidential and proprietary information. Howard S. Jonas has also been named as a defendant in the action. The Company's subsidiary has filed a counterclaim based on interference with prospective business advantages, breach of contract and improper use of confidential and proprietary information. In September 1999, the Company's subsidiary, Howard S. Jonas and Surfers Unlimited L.L.C. entered into a confidential settlement agreement.

  In January 1997, six former employees alleging employment discrimination commenced a suit in New Jersey Superior Court, Bergen County. Howard S. Jonas has also been named as a defendant in the action. The action claims that the Company has made hiring and promotion decisions based upon the religious backgrounds of the relevant individuals, in violation of federal and state law. The complaint seeks compensatory and punitive damages in an unspecified amount and also seeks statutory multiples of damages. All of the claims arising under federal law were dismissed by the Court in New Jersey Superior Court, Bergen County, leaving the plaintiffs with only the remedies available under state law. Further, the Court granted the Company permission to file counterclaims against all plaintiffs for the alleged unlawful taking of business records. The Company filed such counterclaims in October 1998. Discovery is continuing and a settlement conference has been scheduled for November 10, 1999.

  In August 1998, a subsidiary of the Company, InterExchange, Inc. ("IX"), filed a complaint in the New Jersey Superior Court, Middlesex County, against PT-1 Communications, Inc. ("PT-1"). The action has been removed to the U.S. District Court for the District of New Jersey. The action arises from a contract in which IX and PT-1 agreed that PT-1 would route its traffic from prepaid calling cards through IX's debit card platform. In the action, IX claimed that PT-1 breached its contract with IX by failing to make required payments under the contract, and claimed compensatory damages in the amount of $8.5 million. In February 1999, PT-1 filed an answer and counterclaim and third party complaint against IX, the Company, and certain of their officers, including Howard S. Jonas. PT-1 alleges that IX is not entitled to these payments in that IX had breached the agreement, and that, following IX's 1998 merger agreement with the Company, in which IX become a wholly-owned subsidiary of the Company, IX violated its covenant in the agreement that it would not compete with PT-1. PT-1 also alleges, among other things, that the Company and Mr. Jonas tortiously interfered with the contract between IX and PT-1, and that they conspired with IX and its personnel to obtain confidential information relating to PT-1. PT-1 seeks compensatory damages and punitive damages. In May 1999, the Company and Howard S. Jonas filed an answer to PT-1's third party complaint and IX filed a motion for leave to amend their complaint to add Star Telecommunications and Samer Tawfik as additional defendants and to include the additional claims of tortious interference and fraud in the inducement. The Company and individual plaintiffs David Turock, Eric Hecht, Bradley Turock and Richard Robbins have sought leave to amend their counterclaims to include Star Telecommunications as an additional defendant for failure to permit plaintiff to execute certain stock warrants to purchase PT-1 stock. The Court has issued an order which provides that PT-1 may not allege a specific amount of damages although the order does not forbid PT-1 from claiming damages in general. Discovery is continuing and a trial date has not been scheduled.

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

                                                                   High   Low
                                                                  ------ ------
Fiscal Year ended July 31, 1998..................................
First Quarter.................................................... $22.13 $ 7.88
Second Quarter...................................................  25.25  15.50
Third Quarter....................................................  38.13  25.56
Fourth Quarter...................................................  30.00  23.50
Fiscal Year ended July 31, 1999..................................
First Quarter.................................................... $28.50 $11.88
Second Quarter...................................................  21.88   9.50
Third Quarter....................................................  35.00  11.69
Fourth Quarter...................................................  30.38  18.00

  On October 29, 1999, the last sale price reported on the Nasdaq National Market for the Common Stock was $22.875 per share. On the same date, there were approximately 390 holders of record of the Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on October 29, 1999, was approximately $547 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock (assuming conversion of the Company's outstanding Class A Common Stock into Common Stock) have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

Item 6. SELECTED FINANCIAL DATA.

                     SELECTED CONSOLIDATED FINANCIAL DATA

  The selected consolidated financial data presented below for each of the five years in the period ended July 31, 1999 has been derived from the Company's consolidated financial statements, which have been audited by Ernst & Young LLP, independent auditors. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other financial information appearing elsewhere in this Report.

                                            Year Ended July 31
                                -----------------------------------------------
                                 1995      1996      1997      1998      1999
                                -------  --------  --------  --------  --------
                                   (in thousands, except per share data)
Statement of Operations Data:
  Revenues:
    Telecommunications........  $10,789  $ 35,708  $ 99,937  $303,864  $684,572
    Internet..................      875    21,986    32,895    20,001    16,934
    Net2Phone.................      --        --      2,355    11,508    30,678
                                -------  --------  --------  --------  --------
      Total revenues..........   11,664    57,694   135,187   335,373   732,184
  Costs and expenses:
  Direct cost of revenues.....    7,544    36,438    92,214   240,860   575,050
  Selling, general and
   administrative.............    5,992    35,799    41,545    61,975   128,500
  Acquired research and
   development................      --        --        --     25,000       --
  Depreciation and
   amortization...............      303     1,212     4,873    11,284    26,254
                                -------  --------  --------  --------  --------
      Total costs and
       expenses...............   13,839    73,449   138,632   339,119   729,804
  Income (loss) from
   operations.................   (2,175)  (15,755)   (3,445)   (3,746)    2,380
  Other, net(1)...............       30       112      (392)     (425)   15,078
  Income tax provision
   (benefit)..................      --        --        --     (1,671)   17,850
  Minority interests..........      --        --        --      3,895    (3,309)
                                -------  --------  --------  --------  --------
Net income (loss).............   (2,145)  (15,643)   (3,837)   (6,395)    2,917
Subsidiary redeemable
 preferred stock dividends....      --        --        --        --     26,298
                                -------  --------  --------  --------  --------
Net loss available to common
 stockholders.................  $(2,145) $(15,643) $ (3,837) $ (6,395) $(23,381)
                                =======  ========  ========  ========  ========
Net loss per share-basic and
 diluted......................  $  (.13) $   (.86) $   (.18) $   (.22) $   (.70)
                                =======  ========  ========  ========  ========
Weighted average number of
 shares used in calculation of
 net loss per share-basic.....   16,569    18,180    21,153    28,571    33,530
                                =======  ========  ========  ========  ========
Balance Sheet Data:
  Cash and cash equivalents...  $   232  $ 14,894  $  7,674  $115,284  $ 52,903
  Working capital (deficit)...     (884)   13,547     4,887   166,380   179,415
  Total assets................    4,197    43,797    58,537   417,196   515,336
  Long-term debt..............      --        --      5,241   101,834   112,973
  Total stockholders' equity..      911    26,843    25,259   238,748   253,405

--------
(1) For Fiscal 1996, Fiscal 1998 and Fiscal 1999 includes extraordinary losses on retirement of debt, net of income taxes, of $233, $132 and $3,270 respectively.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

 General

  IDT is a leading facilities-based emerging multinational carrier that provides its wholesale and retail customers with integrated and competitively priced international and domestic long distance telecommunications service, Internet access and, through its majority-owned Net2Phone subsidiary, Internet telephony products and services. IDT delivers these services over a high-quality network consisting of 70 switches in the U.S. and Europe and owned and leased capacity on 16 undersea fiber optic cables. In addition, the Company obtains additional transmission capacity from other carriers.

  The Company delivers its international traffic worldwide pursuant to its agreements with U.S.-based carriers, foreign carriers, and 23 of the companies that are primarily responsible for providing telecommunications services in particular countries (many of which are commonly referred to as PTTs). In addition, IDT maintains a high-speed network that carries Internet traffic in order to support both its Internet access services and its Internet telephony services. The Company has grown considerably in recent years, generating revenues of $135.2 million, $335.4 million and $732.2 million in Fiscal 1997, Fiscal 1998 and Fiscal 1999, respectively.

 History

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

  In May 1998, the Company acquired a 51% interest in Union Telecard Alliance, LLC which distributes the Company's prepaid calling cards in key markets nationwide. In May 1998, the Company also acquired InterExchange, an operator of one of the largest international prepaid calling card platforms in the United States.

 Revenues

  Beginning in Fiscal 1997, the Company began to place increased emphasis on its international telecommunications operations and less emphasis on its Internet access services. In Fiscal 1998 and Fiscal 1999, the Company focused its marketing efforts on expanding the wholesale services offered to other carriers, developing and increasing its retail prepaid calling card business and broadening its range of Internet telephony services and products. As a result of these developments, the Company's telecommunications revenues as a percentage of total revenues increased from 90.6% for Fiscal 1998 to 93.5% for Fiscal 1999. In addition, the Company's revenues from telecommunications operations increased from $303.9 million during Fiscal 1998 to $684.6 million during Fiscal 1999. Revenues from the Company's telecommunications operations are derived primarily from the following activities: (i) domestic and international prepaid calling cards; (ii) wholesale carrier services to other long distance carriers; (iii) international retail long distance services to individuals and businesses worldwide (primarily provided through call reorigination services); and (iv) domestic long distance services to individuals and businesses. The Company generates revenues from the sale of its prepaid calling cards to distributors, selling them to distributors at a discount to their face values of different denominations, and recording the sales as deferred revenue until the card user utilizes the calling time. Revenues from the Company's Internet operations are derived primarily from providing Internet access services to individuals and businesses. The Company's majority-owned subsidiary Net2Phone's revenues are derived from the marketing of Net2Phone and Net2Phone Direct services and equipment to individuals, businesses and the Company's foreign partners.

 Concentration of Customers

  While the Company's most significant customers vary from quarter to quarter, the Company's five largest customers accounted for 20.8% of revenues in Fiscal 1997, 26.2% of revenues in Fiscal 1998 and 10.9% of revenues in Fiscal 1999. This concentration of revenues increases the risk of nonpayment by customers, and other carriers have experienced significant write-offs related to the provision of wholesale carrier services in situations in which large customers failed to pay their outstanding balances. The Company performs ongoing credit evaluations of its customers, but it generally does not require collateral to support accounts receivable from its customers.

 Costs and Expenses

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

  The Company operates a growing facilities-based telecommunications network consisting of (i) 70 switches in the U.S. and Europe; (ii) owned and leased transmission capacity on 16 undersea fiber optic cables connecting the Company's U.S. facilities with its international facilities, and with the facilities of its foreign partners in Europe, Latin America and Asia; and
(iii) resale capacity obtained on a per-minute basis from other carriers. The Company seeks to follow a disciplined strategy of establishing significant traffic volumes prior to investing in fixed-cost facilities. As the Company expands its network and the volume of its traffic, the cost of revenues will increasingly consist of fixed costs associated with leased and owned lines, as well as costs arising from the ownership and maintenance of its switches. The fixed nature of these costs may lead to larger fluctuations in gross margins, depending on the minutes of traffic and associated revenues generated by the Company. The Company also expects that these factors will cause the direct cost of revenues to decline as a percentage of revenues over time. However, the improvement in gross margins which would result from an expansion in the Company's network could be partially offset by pricing pressures caused by intense competition, which would have a negative impact on margins.

  Selling expenses consist primarily of sales commissions paid to independent agents and internal salespersons and advertising costs, which are the primary cost associated with the acquisition of customers. General and administrative expenses include salaries, benefits, professional fees and other corporate overhead costs. These costs have increased in recent fiscal years due to the development and expansion of the Company's operations and corporate infrastructure.

  The Company's telecommunications revenues are generally associated with lower selling, general and administrative expenses than are the Company's Internet revenues, and the Company's revenues from its wholesale sales of telecommunications services have generally had lower selling, general and administrative expenses than have other types of telecommunications revenues. As a result of these factors, and as a result of the increasing percentage of the Company's revenues that are derived from telecommunications services and the decreased emphasis placed on Internet access services, the Company's selling, general and administrative expenses generally have declined as a percentage of total revenues. However, as the Company expects its prepaid calling card and Internet telephony businesses to grow, it is likely that selling, general and administrative expenses will also grow as a percentage of revenues.

 Initial Public Offering of Net2Phone

  On August 3, 1999, Net2Phone completed an initial public offering of 6,210,000 shares of its Common Stock (the "Initial Public Offering"), yielding $85.3 million in net proceeds. After the Initial Public Offering, the Company owned 56.2% of the capital stock of Net2Phone. The Company owns Class A stock that has twice the voting power of Net2Phone's Common Stock. Therefore, after the Initial Public Offering, the Company controlled 64.0% of Net2Phone's vote.

 Subsequent Events

 Telefonica Agreement

  In October 1999, IDT entered into a joint venture agreement with Terra Networks, S.A. (formerly known as Telefonica Interactiva, S.A.) pursuant to which the parties formed two limited liability companies to provide Internet services and products for customers in the United States, mainly targeting and focusing on the Hispanic population in the United States. One company was formed to provide Internet access to customers in the target market, and IDT contributed its dial-up Internet access customers, its managerial resources and facilities and its portfolio of current and future products for Internet access to the new company in exchange for a 49% ownership interest. The other company was formed to develop and manage an Internet portal that will provide content-based Internet services, electronic commerce offerings and other Internet services to customers in the target market. IDT will assist in developing relationships with content producers and content providers and will sell advertising on this new company's portal in exchange for a 10% ownership interest. Terra Networks has agreed to fund the first $30 million of expenses for the ISP joint venture, subject to the completion of certain performance criteria.

 IDT/Westmintech Joint Venture

  In September 1999, a subsidiary of the Company entered into an agreement to form a joint venture with Westmintech Company, L.L.C., to provide high speed voice and data services, including without limitation local and long distance telephone service (dedicated and 1+), cable television service (cable and/or fiber optic), on line service with direct Internet access and Internet access services (DSL, dedicated and dial up) and various other Internet services and other technology to the tenants of commercial and residential properties worldwide. The Company will have a 75% ownership interest in the joint venture.

Results of Operations

  The following table sets forth the percentage of revenues represented by certain items in the Company's statement of operations (revenues and costs and expenses are presented net of intercompany transactions):

                                                            Year Ended July
                                                                  31
                                                           -------------------
                                                           1997   1998   1999
                                                           -----  -----  -----
Revenues:
  Telecommunications.....................................   74.0   90.6   93.5
  Internet...............................................   24.3    6.0    2.3
  Net2Phone..............................................    1.7    3.4    4.2
                                                           -----  -----  -----
                                                           100.0% 100.0% 100.0%
Costs and expenses:
  Direct cost of revenues................................   68.2   71.8   78.5
  Selling, general and administrative....................   30.7   18.5   17.6
  Acquired research and development......................    --     7.4    --
  Depreciation and amortization..........................    3.6    3.4    3.6
                                                           -----  -----  -----
    Total costs and expenses.............................  102.5  101.1   99.7
                                                           -----  -----  -----
Income (loss) from operations............................   (2.5)  (1.1)   0.3
Other (net)..............................................   (0.3)  (0.1)   2.5
                                                           -----  -----  -----
Income (loss) before income taxes, minority interests and
 extraordinary items ....................................   (2.8)  (1.2)   2.8
                                                           =====  =====  =====

Fiscal 1999 Compared to Fiscal 1998

 Results of Operations

  Revenues. Revenues increased 118.3% from approximately $335.4 million in Fiscal 1998 to approximately $732.2 million in Fiscal 1999. Telecommunications revenues increased 125.3% from approximately $303.9 million in Fiscal 1998 to approximately $684.6 million in Fiscal 1999. Internet access revenues decreased 15.3% from approximately $20.0 million in Fiscal 1998 to approximately $16.9 million in Fiscal 1999. Internet telephony revenues increased 166.6% from approximately $11.5 million in Fiscal 1998 to approximately $30.7 million in Fiscal 1999.

  Telecommunications revenues increased 125.3%, primarily as a result of a 247.5% increase in minutes of use, from approximately 805.8 million to approximately 2.8 billion. Telecommunications minutes increased primarily due to the addition of wholesale carrier service clients, increased usage by existing clients, and increased marketing and sales of the Company's prepaid calling cards. The addition of wholesale carrier services clients and the increased use by existing clients resulted in an increase in wholesale carrier services revenues of 73.4%, from approximately $166.7 million in Fiscal 1998 to approximately $289.0 million in Fiscal 1999. As a percentage of telecommunications revenues, wholesale carrier service revenues decreased from approximately 54.9% to 42.2%, primarily due to the significant increase in prepaid calling card revenues both in real dollars and as a percentage of overall telecommunications revenues. Revenues from sales of prepaid calling cards increased 236.7% from approximately $108.1 million in Fiscal 1998 to approximately $364.0 million in Fiscal 1999. As a percentage of telecommunications revenues, prepaid calling card revenues increased from approximately 35.6% to approximately 53.2%. As a percentage of telecommunications revenues, international retail services revenues decreased from 7.5% to 3.0%.

  As a percentage of total revenues, Internet access revenues decreased from approximately 6.0% for Fiscal 1998 to approximately 2.3% for Fiscal 1999. This decrease was due to the substantial increase in telecommunications revenues as a percentage of total revenues, as well as a dollar decrease in Internet access revenues due to a decrease in total dial-up subscribers.

  Internet telephony revenues as a percentage of total revenues increased from 3.4% for Fiscal 1998 to 4.2% for Fiscal 1999. The increase in Internet telephony revenues was primarily due to an increase in billed-minute usage resulting from increased marketing of Net2Phone's Internet telephony products and services.

  Direct Cost of Revenues. The Company's direct cost of revenues increased by 138.7% from approximately $240.9 million in Fiscal 1998 to approximately $575.0 million in Fiscal 1999. As a percentage of total revenues, these costs increased from 71.8% in Fiscal 1998 to 78.5% in Fiscal 1999. The dollar increase is due primarily to increases in underlying carrier and connectivity costs, as the Company's telecommunications minutes of use, and associated revenues, grew substantially. As a percentage of total revenues, the increase in direct costs reflects lower gross margins associated with wholesale carrier services and prepaid calling card services as compared with international retail and Internet access services. Gross margins were also adversely affected by network constraints as demand for usage outpaced the rate of deployment of additional network capacity.

  Selling, General and Administrative. Selling, general and administrative costs increased 107.3% from approximately $62.0 million in Fiscal 1998 to approximately $128.5 million in Fiscal 1999. As a percentage of total revenues, these costs decreased from 18.5% in Fiscal 1998 to 17.6% in Fiscal 1999. The increase in these costs in dollar terms is due primarily to increased sales and marketing efforts for retail services, including prepaid calling cards, domestic and international long distance, Net2Phone and Net2Phone Direct, as well as increased salaries, facilities costs and professional fees related to the expansion of the Company's infrastructure to handle its rapid sales growth. Included in salaries is $16.0 million of non-cash compensation as a result of option grants made by our majority-owned Net2Phone subsidiary in the fourth quarter of Fiscal 1999.

  Depreciation and Amortization. Depreciation and amortization costs increased 131.6% from approximately $11.3 million in Fiscal 1998 to approximately $26.3 million in Fiscal 1999. As a percentage of revenues, these costs increased from 3.4% in Fiscal 1998 to 3.6% in Fiscal 1999. These costs increased in absolute terms primarily as a result of the Company's higher fixed asset base during Fiscal 1999 as compared with Fiscal 1998 reflecting the Company's efforts to expand its telecommunications network infrastructure, enhance its Internet network and expand its facilities. The Company anticipates that depreciation and amortization costs will continue to increase as the Company continues to add to its asset base allowing it to implement its growth strategy.

  Income (loss) from Operations. The Company's income from operations was $2.4 million in Fiscal 1999 compared to a loss from operations of $3.7 million in Fiscal 1998. Income from operations for the Company's telecommunications business increased to approximately $35.0 million in Fiscal 1999 from $5.9 million in Fiscal 1998. The Company's loss from operations in Fiscal 1998 includes a one-time charge of $25.0 million as a write-off of purchased in-process research and development costs in connection with the Company's acquisition of InterExchange. As a percentage of telecommunication revenues, income from operations for the telecommunications business increased to 5.1% in Fiscal 1999 from approximately 2.0% in Fiscal 1998. Fiscal 1998 income from telecommunications operations excluding the one-time purchased in-process research and development write-off, was approximately $30.9 million, which is 10.2% of telecommunications revenues.

  Loss from operations for the Company's Internet access business increased to approximately $8.2 million in Fiscal 1999 from approximately $7.0 million in Fiscal 1998. The increased loss is primarily due to decreased revenues resulting from a decrease in total dial-up subscribers.

  Loss from operations of the majority owned Net2Phone subsidiary increased to approximately $24.4 million for Fiscal 1999, compared to a loss of approximately $2.7 million for Fiscal 1998. This increase is due primarily to the non-cash compensation charge of $16.0 million described above, coupled with a substantial increase in both sales and marketing expenses as well as general and administrative expenses incurred as Net2Phone expanded distribution relationships, corporate infrastructure and human resources.

  Income Taxes. The Company recorded income tax expense of $17.9 million attributable to continuing operations in Fiscal 1999. An income tax benefit of $4.3 million upon the exercise of stock options was recorded directly into additional paid-in capital in Fiscal 1999. In Fiscal 1998, the Company recorded an income tax benefit of $1.9 million from the reversal of the previously established deferred tax valuation allowance. The allowance was reversed as the realization of the net deferred tax asset was more likely than not. A portion of the benefit that related to the tax deduction upon the exercise of stock options was recorded directly into additional paid in capital.

  Acquired Research and Development. The Company did not incur any expense related to acquired research and development during Fiscal 1999. The Company's statement of operations for Fiscal 1998 reflects a non-recurring charge of $25.0 million, representing the portion of the purchase price paid for InterExchange allocated to the in-process research and development of alternative switching and compression technologies.

  Subsidiary Redeemable Preferred Stock Dividends. On May 13, 1999, Net2Phone designated 3,150,000 shares of its preferred stock as Series A ("Series A Stock") and sold 3,140,000 of such shares to unrelated third parties in a private placement transaction for aggregate gross proceeds of $31,400,000.

  The Series A Stock contained beneficial conversion features. The total value of the beneficial conversion features approximated $75 million. For accounting purposes the value of the beneficial conversion features was limited to the amount of proceeds allocated to the Series A Stock. The Company recorded an increase in net loss available to common stockholders on the date of issuance of the Series A Stock in the amount of approximately $26.3 million representing their allocable share of the amount attributable to the beneficial conversion feature. Each share of Series A Stock was converted into three shares of Net2Phone Class A Common Stock at the time of Net2Phone's Initial Public Offering.

Fiscal 1998 Compared to Fiscal 1997

  Revenues. Revenues increased 148.1% from approximately $135.2 million in Fiscal 1997 to approximately $335.4 million in Fiscal 1998. Telecommunications revenues increased 204.0% from approximately $99.9 million in Fiscal 1997 to approximately $303.9 million in Fiscal 1998. Internet access revenues decreased 39.2% from approximately $32.9 million in Fiscal 1997 to approximately $20.0 million in Fiscal 1998, reflecting the Company's decision in Fiscal 1997 to de-emphasize its activities in this area. Internet telephony revenues increased 388.6% from approximately $2.4 million in Fiscal 1997 to approximately $11.5 million in Fiscal 1998.

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

  Direct Cost of Revenues. The Company's direct cost of revenues increased by 161.2% from approximately $92.2 million in Fiscal 1997 to approximately $240.9 million in Fiscal 1998. As a percentage of total revenues, these costs increased from 68.2% in Fiscal 1997 to 71.8% in Fiscal 1998. The dollar increase is due primarily to increases in underlying carrier costs as the Company's telecommunications minutes of use, and associated revenue, grew substantially. As a percentage of total revenues, the increase in direct costs reflects lower gross margins associated with wholesale carrier services as compared with international retail and Internet access services.

  Selling, General and Administrative. Selling, general and administrative costs increased 49.0% from approximately $41.5 million in Fiscal 1997 to approximately $62.0 million in Fiscal 1998. As a percentage of total revenues, these costs decreased from 30.7% in Fiscal 1997 to 18.5% in Fiscal 1998. The increase in these costs in dollar terms is primarily due to increased sales and marketing efforts for retail services, specifically pre-paid calling cards for the periods prior to the purchase of Union Telecard Alliance, LLC. As a percentage of total revenues, the decrease was primarily due to the substantial increase in total revenues for Fiscal 1998.

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

  Income (loss) from Operations. The Company's loss from operations increased 8.7% from $3.4 million in Fiscal 1997 to $3.7 million in Fiscal 1998. Income from operations for the Company's telecommunications business increased to approximately $5.9 million in Fiscal 1998 from $5.7 million in Fiscal 1997. The Company's loss from operations in Fiscal 1998 includes a one-time charge of $25.0 million as a write-off of purchased in-process research and development costs in connection with the Company's acquisition of InterExchange. As a percentage of telecommunication revenues, income from operations for the telecommunications business decreased to 2.0% in Fiscal 1998 from approximately 5.7% in Fiscal 1997. Fiscal 1998 income from telecommunications operations excluding the one-time purchased in-process research and development write-off, was approximately $30.9 million, which is 10.2% of telecommunications revenues.

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

Quarterly Results of Operations

  The following tables set forth certain quarterly financial data for the eight quarters ended July 31, 1999. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

                                IDT CORPORATION
                   CONSOLIDATED QUARTERLY INCOME STATEMENTS
                     (in thousands, except per share data)

                          Oct. 31,  Jan. 31,  April 30, July 31,  Oct. 31, Jan. 31,  April 30,  July 31,
                            1997      1998      1998      1998      1998     1999      1999       1999
                          --------  --------  --------- --------  -------- --------  ---------  --------
Revenues:
 Telecommunications.....   $47,804   $63,050    $79,082 $113,928  $123,708 $149,239   $179,190  $232,435
 Internet...............     4,850     5,194      5,211    4,746     4,269    4,312      4,217     4,136
 Net2Phone..............     2,097     2,709      2,819    3,883     5,301    7,190      8,344     9,843
                           -------   -------    ------- --------  -------- --------   --------  --------
 Total revenues.........    54,751    70,953     87,112  122,557   133,278  160,741    191,751   246,414
Costs and expenses:
 Direct cost of
  revenues..............    40,861    51,449     59,505   89,045   101,074  126,592    150,183   197,201
 Selling, general and
  administrative........     9,835    13,872     20,344   17,919    17,056   23,750     29,966    57,728
 Acquired research and
  development...........       --        --         --    25,000       --       --         --        --
 Depreciation and
  amortization..........     1,745     2,042      2,765    4,737     5,439    6,296      6,902     7,617
                           -------   -------    ------- --------  -------- --------   --------  --------
 Total costs and
  expenses..............    52,441    67,363     82,614  136,701   123,569  156,638    187,051   262,546
                           -------   -------    ------- --------  -------- --------   --------  --------
Income (loss) from
 operations.............     2,310     3,590      4,498  (14,144)    9,709    4,103      4,700   (16,132)
Other (net).............      (347)     (436)       337      154       205      (62)      (153)   18,358
                           -------   -------    ------- --------  -------- --------   --------  --------
Income (loss) before
 taxes, minority
 interests and
 extraordinary item.....     1,963     3,154      4,835  (13,990)    9,914    4,041      4,547     2,226
Income tax provision
 (benefit)..............       --        --         --    (1,671)    3,399    1,426      2,071    10,954
Minority interests......       --        --         --     3,896     1,623      562        420    (5,914)
                           -------   -------    ------- --------  -------- --------   --------  --------
Income (loss) before
 extraordinary item.....     1,963     3,154      4,835  (16,215)    4,892    2,053      2,056    (2,814)
Extraordinary item, net
 of income taxes........       --        --         --      (132)      --       --         --     (3,270)
                           -------   -------    ------- --------  -------- --------   --------  --------
Net income (loss).......     1,963     3,154      4,835  (16,347)    4,892    2,053      2,056    (6,084)
Subsidiary redeemable
 preferred stock
 dividends..............       --        --         --       --        --       --         --     26,298
                          -------   -------    -------  --------  -------- --------  --------   --------
Net income (loss)
 available to common
 stockholders...........  $ 1,963   $ 3,154    $ 4,835  $(16,347) $  4,892 $  2,053  $  2,056   $(32,382)
                          =======   =======    =======  ========  ======== ========  ========   ========
Net income (loss) per
 share--basic...........   $  0.09   $  0.14    $  0.17 $  (0.51) $   0.15 $   0.06   $   0.06  $  (0.96)
                          =======   =======    =======  ========  ======== ========  ========   ========
Weighted average shares
 outstanding--basic.....    21,999    23,330     28,881   32,359    33,200   33,332     33,649    33,919
                          =======   =======    =======  ========  ======== ========  ========   ========
Net income (loss) per
 share--diluted.........   $  0.08   $  0.12    $  0.15 $  (0.51) $   0.14 $   0.06   $   0.06  $  (0.96)
                          =======   =======    =======  ========  ======== ========  ========   ========
Weighted average shares
 outstanding--diluted...    25,480    27,054     32,693   32,359    35,702   35,344     35,731    33,919
                          =======   =======    =======  ========  ======== ========  ========   ========

Liquidity and Capital Resources

 General

  Historically, the Company has satisfied its cash requirements through a combination of cash flow from operating activities, sales of equity and debt securities and borrowings from third parties. The Company received approximately $10.7 million upon the exercise of stock options and warrants in Fiscal 1999.

  In May 1999, The Company entered into a credit agreement with Lehman Commercial Paper Inc., CIBC World Markets Corp., Bankers Trust Company and a Syndicate of lenders. These institutions have provided us with a $160 million credit facility that includes term loans in an aggregate amount of up to $135 million and revolving loans in an amount of up to $25 million and an additional uncommitted amount of up to $100 million. Bankers Trust Company serves as administrative agent for the facility. The Company used the proceeds from the initial borrowings under the credit facility of $108.1 million to purchase more than 99% of its outstanding 8.75% Senior Notes due 2006, together with accrued and unpaid interest, that were tendered in connection with its tender offer for these securities. The amount of $75.0 million of the initial borrowings currently bears interest at a rate of 8.75% per annum and the remaining $33.1 million of the initial borrowings currently bears interest at a rate of 8.25% per annum.

  As of July 31, 1999, the Company had cash, cash equivalents and marketable securities of $130.8 million and working capital of approximately $179.4 million. The Company generated negative cash flow from operating activities of approximately $18.3 million during Fiscal 1999, compared with positive cash flow from operating activities of approximately $30.6 million during Fiscal 1998. The Company's cash flow from operations varies significantly from year to year, depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable. Accounts receivable (net of allowances) were approximately $38.0 million and $106.1 million at July 31, 1998 and July 31, 1999, respectively. Accounts receivable, accounts payable and accrued expenses have increased from period to period as the Company's businesses have grown. The Company's capital expenditures increased from approximately $59.3 million in Fiscal 1998 to approximately $60.0 million in Fiscal 1999, as the Company expanded its international and domestic telecommunications network infrastructure. The Company financed a portion of its capital expenditures through capital leases and notes payable.

  The Company experiences intense competition in its telecommunications business. The long distance telecommunications industry has been characterized by declines in both per-minute revenues and per-minute costs. In the past, these factors have tended to generally offset each other. However, as per-minute pricing continues to erode, gross margins could come under increasing pressure. The Company's long-term strategy involves terminating a larger proportion of minutes on the Company's own network, thus lowering costs and preserving margins even in a weaker price environment. However, in the short term, the demand for usage might outpace the rate of deployment of additional network capacity. As such, there can be no assurance that the Company will be able to maintain its gross margins at the current level, in the face of lower per-minute revenues.

  In addition, the Company will need to make significant capital expenditures in order to expand its network capacity. If the Company is unable to raise sufficient capital to meet its spending requirements, the Company's network expansion, and the associated margin improvement, would be delayed.

 Net2Phone Financings

  In May 1999, a group of strategic investors purchased from Net2Phone, in the aggregate, 3,140,000 shares of Net2Phone Series A Preferred Stock convertible into 9,420,000 shares of common stock and warrants to purchase up to 180,000 shares of Net2Phone common stock, for a net aggregate purchase price of $29.9 million. Additionally, Net2Phone issued a warrant to purchase 92,400 shares of its common stock to Hambrecht & Quist as part of its fee as placement agent with respect to this transaction. In August 1999, Net2Phone completed its Initial Public Offering of 6.2 million shares, receiving approximately $85.3 million in net proceeds. At that time the Series A Preferred Stock was converted into Class A Common Stock. The Company owned 56.2% of the capital stock of Net2Phone after the Initial Public Offering.

 Other Sources and Uses of Resources

  The Company intends to, where appropriate, make strategic acquisitions to increase its telecommunications customer base. Net2Phone may also make strategic acquisitions related to its Internet telephony business. From time to time, the Company evaluates potential acquisitions of companies, technologies, products and customer accounts that complement its businesses.

  As of July 31, 1999, the Company had made loans and advances in the aggregate amount of approximately $34.5 million, of which $21.2 million was still outstanding as of July 31, 1999, to other telecommunications and Internet companies to help establish strategic relationships and facilitate penetration into key markets. Of that amount $20.0 million had been repaid as of October 28, 1999, including the entire outstanding balance of a loan made to Lermer Overseas Telecommunications, Inc. The Company may be a party to similar transactions in the future.

  The Company believes that, based upon its present business plan, the Company's existing cash resources, and expected cash flow from operating activities and borrowings under its credit facility, will be sufficient to meet its currently anticipated working capital and capital expenditure requirements for at least the next twelve months. If the Company's growth exceeds current expectations or if the Company acquires the business or assets of another company, or if the Company's cash flow from operations after the end of such period is insufficient to meet its working capital and capital expenditure requirements, the Company will need to raise additional capital from equity or debt sources. There can be no assurance that the Company will be able to raise such capital on favorable terms or at all. If the Company is unable to obtain such additional capital, the Company may be required to reduce the scope of its anticipated expansion, which could have a material adverse effect on the Company's business, financial condition or results of operations.

Year 2000

  The Year 2000 issue affects Company's installed computer systems, network systems and software applications due to the fact that many computers and applications define dates by the last two digits of the year and "00" may not be properly recognized by such programs as the Year 2000. The Company has dedicated the resources it deems appropriate to address and correct potential Year 2000 problems.

  The Company has established a Year 2000 compliance committee (the "Committee"). The Committee's objectives are to eliminate any possible disruptions in services and operations that may result from the date change in the Year 2000. The Committee has developed a plan to identify and repair any systems that may be affected by the Year 2000. The plan consists of (1) identifying and inventorying all systems; (2) assessing and testing the systems for Year 2000 compliance; (3) modifying, upgrading or replacing any non-compliant systems; and (4) testing the corrected systems to ensure compliance.

  The Committee has implemented this plan throughout the Company and, in addition to reviewing its own systems, the Company has initiated inquiries and submitted requests to its third-party vendors and service providers to obtain information regarding their compliance with the Year 2000.

  Inventory, assessment, remediation and testing of software applications and hardware systems, including network systems, is substantially complete. The Company will complete the modification, updating or replacement of any systems that to its knowledge are not Year 2000 compliant by the end of November 1999. Testing of the corrected systems has been implemented and will continue on an ongoing basis through October 2000 due to the date October 10, 2000, which is the first occurrence of a date requiring the use of eight digits to define the date. Additional testing will be conducted, as deemed necessary by management.

  In particular, the Company has focused on the testing and remediation of its switching facilities to ensure that its network operations through which it provides communications services to its customers are not disrupted by the Year 2000. The Company believes that its own network systems are Year 2000 compliant due to the nature and extent of the testing the Company has conducted and continues to implement on such systems.

  The greatest risk to the Company's ability to provide communications services is the failure of third party service providers to be Year 2000 compliant. While many other carriers and Internet providers have plans to independently become Year 2000 compliant, there is the risk that some (particularly smaller carriers and providers) will not address or properly resolve Year 2000 issues. If this were to occur, the Company would be affected only to the same degree as other carriers and Internet providers in the communications industry.

  In providing telecommunications services, the Company connects directly and indirectly with thousands of other carriers through switches of the Company and other carriers. The Company has obtained written assurances and information from its primary vendors and providers regarding their year 2000 compliance and, to the best of the Company's knowledge based on such assurances and information, the Company believes there is not a significant risk that the Company's provision of telecommunication services will be materially impacted. In addition, it is unlikely that a network failure of a smaller carrier would have a significant impact on the Company's ability to provide telecommunications services, however, fully addressing any of these risks is beyond the Company's control. In addition, the Company is unable to fully assess the degree to which the manufacturers of switches and similar equipment have assessed and remediated their equipment and software since most are manufactured and maintained by independent third parties. However, most switches are manufactured by manufacturers with a wide range of customers, therefore, such manufacturers would have a vested interest in ensuring Year 2000 compliance and prompt remediation of any Year 2000 issues.

  To date, the Company has incurred expenses of less than $1.0 million in connection with its remediation of Year 2000 related issues. The Company constantly monitors its progress of the Year 2000 plan and anticipates that it will resolve any outstanding internal issues before the end of 1999. Contingency plans will be developed and implemented before the end of 1999 for critical systems on an as needed basis should the Company identify any areas for which such plans are appropriate.

European Currency Conversion

  In January 1999, a new currency called the "euro" was introduced in certain Economic and Monetary Union ("EMU") countries. The EMU countries adopted the euro as their common legal currency, and through January 1, 2002, both the existing national currency of the respective EMU country and the euro will be accepted as legal currency. Beginning in 2002, all EMU countries are expected to operate with the euro as their single currency. Uncertainty exists as to the effect the euro currency will have on the market for international telecommunications services. Additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the euro currency. IDT's management does not anticipate, based on currently available information, that the euro will have a material adverse impact on the Company's operations and sales.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

  The information set forth under the caption "Fair Value of Financial Instruments" at page F-9 herein is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The consolidated financial statements and supplementary data of the Company and the report of independent auditors thereon set forth on pages F-1 through F-24 herein are incorporated herein by reference.

  Quarterly financial information set forth herein at page 41 is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by this Item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 1999, and which is incorporated by reference herein.

Item 11. EXECUTIVE COMPENSATION.

  The information required by this Item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 1999, and which, with the exception of the sections entitled "Report of the Compensation Committee of the Board of Directors" and "Performance Graph of Common Stock," is incorporated by reference herein.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this Item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 1999, and which is incorporated by reference herein.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this Item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 1999, and which is incorporated by reference herein.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as part of this Report:

    1. Financial Statements.

    2. Financial Statement Schedules.

               Schedule No.              Description
               ------------              -----------
                 I.           Valuation and Qualifying Accounts

    3. Exhibits

 Exhibit
 Number    Description
 -------   -----------
  3.01(1)  Restated Certificate of Incorporation of the Registrant.

  3.02(1)  By-laws of the Registrant.

 10.01(2)  Employment Agreement between the Registrant and Howard S. Jonas.

           1996 Stock Option and Incentive Plan, as amended and restated, of 10.02(10) the Registrant.

           Form of Stock Option Agreement under the 1996 Stock Option and 10.03(3) Incentive Plan.

           Form of Registration Rights Agreement between certain stockholders 10.04(4) and the Registrant.

 10.05(1)  Lease of 294 State Street.

 10.06(5)  Lease of 190 Main Street.

           Form of Registration Rights Agreement between Howard S. Jonas and
 10.7(6)   the Registrant.

 10.8(11)  Employment Agreement between the Registrant and James Courter.

 10.9(7)   Agreement between Cliff Sobel and the Registrant.

 10.10(11) Employment Agreement between the Registrant and Hal Brecher.

 10.11(11) Employment Agreement between the Registrant and Howard S. Jonas.

 10.12(8) Agreement and Plan of Merger, dated April 7, 1998, by and among the Registrant, ADM Corp., InterExchange, Inc., David Turock, Eric Hecht, Richard Robbins, Bradley Turock, Wai Nam Tam, Mary Jo Altom and Lisa Mikulynec.

 10.13(9) Securities Purchase Agreement between the Registrant, Carlos Gomez and Union Telecard Alliance, LLC.

 10.14(11) Credit Agreement, dated as of May 10, 1999, by and among the Registrant, various lenders party thereto, Lehman Commercial Paper Inc., CIBC World Markets Corp. and Bankers Trust Company.

 10.15(11) Pledge Agreement, dated as of May 10, 1999, by and among the Registrant, certain subsidiaries of the Registrant and Bankers Trust Company, as Collateral Agent.

 10.16(11) Security Agreement, dated as of May 10, 1999, by and among the Registrant, certain subsidiaries of the Registrant and Bankers Trust Company, as Collateral Agent.

 10.17(11) Subsidiaries Guaranty, dated as of May 10, 1999, by and among the Registrant, certain subsidiaries of the Registrant and Bankers Trust Company, as Collateral Agent.

 10.18(11) Loan Agreement between the Registrant and Stephen Brown.

 10.19* Internet/Telecommunications Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

 10.20* Joint Marketing Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

 10.21* IDT Services Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

 10.22* Net2Phone Services Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

 10.23* Assignment Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

 Exhibit
 Number  Description
 ------- -----------
 10.24*  Tax Sharing and Indemnification Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

 10.25* Separation Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

 10.26*  Co-location and Facilities Management Services Agreement, dated as of
         May 20, 1999, by and between Registrant and Net2Phone, Inc.

 21.01*  Subsidiaries of the Registrant

 23.01*  Consent of Ernst & Young LLP.

 27.01*  Financial Data Schedule.

--------
* filed herewith

 (1) Incorporated by reference to Form S-1 filed February 21, 1996 file no. 333-00204.
 (2) Incorporated by reference to Form S-1 filed January 9, 1996 file no. 333-00204.
 (3) Incorporated by reference to Form S-8 filed January 14, 1996 file no. 333-19727.
 (4) Incorporated by reference to Form S-1 filed March 8, 1996 file no. 333-
     00204.
 (5) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1997, filed October 29, 1997.
 (6) Incorporated by reference to Form S-1 filed March 14, 1996 file no. 333-00204.
 (7) Incorporated by reference to Form 10-K/A for the fiscal year ended July 31, 1997, filed February 2, 1998.
 (8) Incorporated by reference to Form 8-K filed April 22, 1998.
 (9) Incorporated by reference to Form 10-K/A for the fiscal year ended July 31, 1998, filed December 4, 1998.
(10) Incorporated by reference to Form 10-Q for the fiscal quarter ended January 31, 1999, filed March 17, 1999.
(11) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1999, filed June 14, 1999.

 (b) Reports on Form 8-K. The Registrant filed the following Current Reports on Form 8-K during the fiscal year ended July 31, 1999:

  On September 29, 1998, the Registrant filed a Current Report on Form 8-K to amend and refile Exhibit 23.1 to Amendment No. 1 to the Registrant's Current Report on Form 8-K which was filed with the Commission on May 26, 1998.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IDT Corporation

                                          By:        /s/ Howard S. Jonas
                                             ----------------------------------
                                                      Howard S. Jonas
                                             Chairman, Chief Executive Officer
                                                       and Treasurer

Date: November 4, 1999

  Pursuant to the requirements of the Securities Act of 1933, this Annual Report on Form 10-K has been signed by the following persons on this 4th day of November 1999 in the capacities and on the dates indicated.

              Signature                          Titles
              ---------                          ------

         /s/ Howard S. Jonas           Chairman and Chief
______________________________________  Executive Officer
           Howard S. Jonas              (Principal Executive
                                        Officer)

         /s/ James A. Courter          President and Director
______________________________________
           James A. Courter


           /s/ Hal Brecher             Chief Operating Officer
______________________________________  and Director
             Hal Brecher


         /s/ Stephen R. Brown          Chief Financial Officer
______________________________________  (Principal Accounting
           Stephen R. Brown             Officer)


          /s/ Moshe Kaganoff           Director
______________________________________
            Moshe Kaganoff


         /s/ Marc E. Knoller           Director
______________________________________
           Marc E. Knoller


          /s/ Joyce J. Mason           Director
______________________________________
            Joyce J. Mason


       /s/ Geoffrey Rochwarger         Director
______________________________________
         Geoffrey Rochwarger


         /s/ Meyer A. Berman           Director
______________________________________
           Meyer A. Berman

              Signature                                       Titles
              ---------                                       ------

         /s/ J. Warren Blaker                       Director
______________________________________
           J. Warren Blaker

          /s/ Denis A. Bovin                        Director
______________________________________
            Denis A. Bovin

         /s/ Irving Goldstein                       Director
______________________________________
           Irving Goldstein

                                                    Director
______________________________________
           Elmo R. Zumwalt

                                IDT CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors...........................................  F-2

Consolidated Balance Sheets as of July 31, 1998 and 1999.................  F-3

Consolidated Statements of Operations for the years ended July 31, 1997,
 1998 and 1999...........................................................  F-4

Consolidated Statements of Stockholders' Equity for the years ended July
 31, 1997, 1998 and 1999.................................................  F-5

Consolidated Statements of Cash Flows for the years ended July 31, 1997,
 1998 and 1999...........................................................  F-6

Notes to Consolidated Financial Statements...............................  F-7

Financial Statement Schedule--Valuation and Qualifying Accounts.......... F-24

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
 IDT Corporation

  We have audited the accompanying consolidated balance sheets of IDT Corporation (the "Company") as of July 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at July 31, 1998 and 1999 and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                              ERNST & YOUNG LLP

New York, New York
October 1, 1999

                                IDT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                             July 31
                                                    --------------------------
                                                        1998          1999
                                                    ------------  ------------
Assets
Current assets:
  Cash and cash equivalents........................ $115,283,519  $ 52,903,479
  Marketable securities............................   60,308,768    77,869,655
  Trade accounts and commissions receivable, net of
   allowance for doubtful accounts of approximately
   $6,255,000 at July 31, 1998 and $7,643,000 at
   July 31, 1999...................................   38,037,974   106,146,127
  Notes receivable--current portion................    2,140,000    18,967,967
  Other current assets.............................   12,096,803    36,311,052
                                                    ------------  ------------
    Total current assets...........................  227,867,064   292,198,280
Property, plant and equipment, at cost, net........   75,332,476   114,122,923
Trademark, net.....................................          --      4,791,667
Notes receivable--long-term portion................   21,767,769     2,187,071
Goodwill, net......................................   74,222,221    74,880,499
Deferred tax assets, net...........................   10,750,000     1,309,000
Other assets.......................................    7,256,674    25,846,814
                                                    ------------  ------------
    Total assets................................... $417,196,204  $515,336,254
                                                    ============  ============
Liabilities and stockholders' equity
Current liabilities:
  Trade accounts payable........................... $ 38,793,873  $ 79,475,136
  Accrued expenses.................................    3,499,301     5,354,710
  Interest payable.................................    3,942,577     1,564,741
  Deferred revenue.................................    9,175,218    13,209,663
  Notes payable--current portion...................    1,865,849     4,752,780
  Capital lease obligations--current portion.......    3,989,375     6,029,273
  Other current liabilities........................      220,325     2,397,234
                                                    ------------  ------------
    Total current liabilities......................   61,486,518   112,783,537
Notes payable--long-term portion...................  101,833,892   112,973,330
Capital lease obligations--long-term portion.......   11,232,053    15,742,218
                                                    ------------  ------------
    Total liabilities..............................  174,552,463   241,499,085
Minority interests.................................    3,895,669    20,431,834
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; authorized
   shares--10,000,000; no shares issued............          --            --
  Common stock, $.01 par value; authorized shares--
   100,000,000; 22,848,866 and 23,982,854 shares
   issued and outstanding in 1998 and 1999,
   respectively....................................      228,489       239,829
  Class A stock, $.01 par value; authorized
   shares--35,000,000; 10,255,668 and 10,029,758
   shares issued and outstanding in 1998 and 1999,
   respectively....................................      102,557       100,298
  Loans to stockholders............................          --       (251,207)
  Additional paid-in capital.......................  266,761,770   278,744,508
  Accumulated deficit..............................  (28,344,744)  (25,428,093)
                                                    ------------  ------------
    Total stockholders' equity.....................  238,748,072   253,405,335
                                                    ------------  ------------
    Total liabilities and stockholders' equity..... $417,196,204  $515,336,254
                                                    ============  ============

                            See accompanying notes.

                                IDT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Year ended July 31
                                     ----------------------------------------
                                         1997          1998          1999
                                     ------------  ------------  ------------
Revenue............................. $135,187,227  $335,372,915  $732,183,855
Costs and expenses:
  Direct cost of revenue............   92,214,223   240,859,809   575,049,683
  Selling, general and
   administrative...................   41,544,987    61,974,851   128,499,715
  Acquired research and
   development......................          --     25,000,000           --
  Depreciation and amortization.....    4,873,142    11,284,013    26,254,086
                                     ------------  ------------  ------------
Total costs and expenses............  138,632,352   339,118,673   729,803,484
                                     ------------  ------------  ------------
Income (loss) from operations.......   (3,445,125)   (3,745,758)    2,380,371
Interest expense....................     (862,954)   (5,978,760)  (11,318,964)
Interest income.....................      436,112     5,582,951    10,090,332
Other...............................       35,197       103,215    19,576,147
                                     ------------  ------------  ------------
Income (loss) before income taxes,
 minority interests and
 extraordinary items................   (3,836,770)   (4,038,352)   20,727,886
Provision (benefit) for income
 taxes..............................          --     (1,671,000)   17,850,000
Minority interests..................          --      3,895,669    (3,308,552)
                                     ------------  ------------  ------------
Income (loss) before extraordinary
 items..............................   (3,836,770)   (6,263,021)    6,186,438
Extraordinary loss on retirement of
 debt, net of income taxes..........          --       (132,376)   (3,269,787)
                                     ------------  ------------  ------------
Net income (loss)...................   (3,836,770)   (6,395,397)    2,916,651
Subsidiary redeemable preferred
 stock dividends....................          --            --     26,297,426
                                     ------------  ------------  ------------
Net loss available to common
 stockholders....................... $ (3,836,770) $ (6,395,397) $(23,380,775)
                                     ============  ============  ============
Loss per share:
Loss before extraordinary items:
  Basic and diluted................. $      (0.18) $      (0.21) $      (0.60)
Extraordinary loss on retirement of
 debt, net of income taxes:
  Basic and diluted................. $        --   $      (0.01) $      (0.10)
                                     ------------  ------------  ------------
Net loss............................ $      (0.18) $      (0.22) $      (0.70)
                                     ============  ============  ============
Weighted average number of shares
 used in calculation of basic loss
 per share..........................   21,152,927    28,571,421    33,529,930
                                     ============  ============  ============

                            See accompanying notes.

                                IDT CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            Common Stock        Class A Stock       Additional                                  Total
                         ------------------- --------------------    Paid-In       Loans to   Accumulated   Stockholders'
                           Shares    Amount    Shares     Amount     Capital     Stockholders   Deficit        Equity
                         ---------- -------- ----------  --------  ------------  ------------ ------------  -------------
Balance at July 31,
 1996...................  9,666,900 $ 96,669 11,174,330  $111,743  $ 44,746,841   $     --    $(18,112,577) $ 26,842,676
 Compensation expense
  recognized on issuance
  of stock options......        --       --         --        --         41,213         --             --         41,213
 Exercise of stock
  options...............    969,100    9,691        --        --      2,202,334         --             --      2,212,025
 Net loss for the year
  ended July 31, 1997...        --       --         --        --            --          --      (3,836,770)   (3,836,770)
                         ---------- -------- ----------  --------  ------------   ---------   ------------  ------------
Balance at July 31,
 1997................... 10,636,000  106,360 11,174,330   111,743    46,990,388         --     (21,949,347)   25,259,144
 Exercise of stock
  options...............  1,615,366   16,154        --        --      5,281,017         --             --      5,297,171
 Income tax benefit from
  stock options
  exercised.............        --       --         --        --      8,790,000         --             --      8,790,000
 Conversion of Class A
  stock to common
  stock.................    918,662    9,186   (918,662)   (9,186)          --          --             --            --
 Issuance of common
  stock in connection
  with business
  acquisitions..........  3,967,323   39,673        --        --     77,922,827         --             --     77,962,500
 Common stock issued
  upon conversion of
  notes payable.........    582,762    5,828        --        --      8,648,685         --             --      8,654,513
 Exercise of warrants...     35,003      350        --        --        530,258         --             --        530,608
 Sale of common stock...  5,093,750   50,938        --        --    118,208,595         --             --    118,259,533
 Issuance of common
  stock to employees by
  related party.........        --       --         --        --        390,000         --             --        390,000
 Net loss for the year
  ended July 31, 1998...        --       --         --        --            --          --      (6,395,397)   (6,395,397)
                         ---------- -------- ----------  --------  ------------   ---------   ------------  ------------
Balance at July 31,
 1998................... 22,848,866  228,489 10,255,668   102,557   266,761,770         --     (28,344,744)  238,748,072
 Exercise of stock
  options...............    696,840    6,968        --        --      4,075,118    (251,207)           --      3,830,879
 Income tax benefit from
  stock options
  exercised.............        --       --         --        --      4,257,973         --             --      4,257,973
 Conversion of Class A
  stock to common
  stock.................    225,910    2,259   (225,910)   (2,259)          --          --             --            --
 Issuance of common
  stock in connection
  with business
  acquisitions..........    100,000    1,000        --        --      2,849,000         --             --      2,850,000
 Exercise of warrants...    111,238    1,113        --        --        922,801         --             --        923,914
 Costs associated with
  stock registration....        --       --         --        --       (122,154)        --             --       (122,154)
 Net income for the year
  ended July 31, 1999...        --       --         --        --            --          --       2,916,651     2,916,651
                         ---------- -------- ----------  --------  ------------   ---------   ------------  ------------
Balance at July 31,
 1999................... 23,982,854 $239,829 10,029,758  $100,298  $278,744,508   $(251,207)  $(25,428,093) $253,405,335
                         ========== ======== ==========  ========  ============   =========   ============  ============

                            See accompanying notes.

                                IDT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Year ended July 31
                                       ----------------------------------------
                                          1997          1998           1999
                                       -----------  -------------  ------------
Operating activities
Net income (loss)....................  $(3,836,770) $  (6,395,397) $  2,916,651
Adjustments to reconcile net income
 (loss) to net cash provided by (used
 in) operating activities:
 Amortization........................       97,056      1,570,176     5,047,868
 Depreciation........................    4,776,086      9,713,837    21,206,218
 Extraordinary loss on retirement of
  debt before taxes..................          --         132,376     5,359,787
 Gain on sale of subsidiary stock....          --             --    (21,611,297)
 Amortization of deferred
  compensation.......................          --             --     15,734,418
 Acquired research and development
  costs by issuance of common stock..          --      25,000,000           --
 Minority interests..................          --       3,895,669    (3,308,552)
 Deferred income taxes...............          --      (1,960,000)    9,441,000
 Issuance of common stock to
  employees by related party.........          --         390,000           --
 Changes in assets and liabilities:
  Accounts receivable................   (9,273,827)   (20,909,084)  (68,108,153)
  Other current assets...............     (937,660)    (9,138,112)  (24,214,249)
  Other assets.......................   (1,801,077)    (1,359,248)   (6,770,740)
  Notes receivable...................    2,861,003        485,810           --
  Trade accounts payable.............    6,233,349     18,141,813    39,056,078
  Accrued expenses...................   (4,225,977)       878,017     1,290,649
  Deferred revenue...................    1,459,352      6,732,370     4,034,445
  Interest payable...................          --       4,063,120    (2,377,836)
  Other current liabilities..........      173,946       (375,626)    2,176,909
  Other..............................       41,213       (262,376)    1,830,450
                                       -----------  -------------  ------------
Net cash provided by (used in)
 operating activities................   (4,433,306)    30,603,345   (18,296,354)
Investing activities
Purchases of property, plant and
 equipment...........................   (7,112,962)   (41,332,835)  (48,097,692)
Purchase of trademark................          --             --     (5,000,000)
Issuance of notes receivable.........          --     (23,595,526)  (13,423,462)
Investments and acquisitions.........   (2,133,157)           --    (10,735,031)
Collection of notes receivable.......          --             --     14,040,147
Payments for the purchase of
 InterExchange, Inc..................          --     (20,588,000)          --
Net purchases of marketable
 securities..........................          --     (60,308,768)  (17,560,887)
                                       -----------  -------------  ------------
Net cash used in investing
 activities..........................   (9,246,119)  (145,825,129)  (80,776,925)
Financing activities
Proceeds from issuance of Series A
 Preferred stock and warrants by
 Net2Phone...........................          --             --     29,900,000
Proceeds from exercise of stock
 options for Net2Phone...............          --             --      1,334,000
Proceeds from exercise of warrants
 for Net2Phone.......................          --             --        437,870
Payment of debt issuance costs.......          --             --     (4,475,029)
Distribution to minority
 shareholder.........................          --             --     (6,079,274)
Proceeds from borrowings.............    6,750,000    110,668,294   115,945,551
Payment of financing costs...........          --      (3,561,070)          --
Proceeds from exercise of warrants...          --         530,608       923,914
Proceeds from exercise of stock
 options.............................    2,212,025      5,297,171     7,966,698
Repayment of capital lease
 obligations.........................     (684,070)    (2,665,084)   (5,348,909)
Repayments of borrowings.............   (1,817,973)    (5,698,462) (103,911,582)
Proceeds from sale of common stock...          --     118,259,533           --
                                       -----------  -------------  ------------
Net cash provided by financing
 activities..........................    6,459,982    222,830,990    36,693,239
                                       -----------  -------------  ------------
Net increase (decrease) in cash......   (7,219,443)   107,609,206   (62,380,040)
Cash and cash equivalents at
 beginning of period.................   14,893,756      7,674,313   115,283,519
                                       -----------  -------------  ------------
Cash and cash equivalents at end of
 period..............................  $ 7,674,313  $ 115,283,519  $ 52,903,479
                                       ===========  =============  ============
Supplemental disclosure of cash flow
 information:
Cash payments made for interest......  $   863,000  $   2,036,000  $ 13,483,000
                                       ===========  =============  ============
Cash payments made for income taxes..  $       --   $         --   $    235,000
                                       ===========  =============  ============
Supplemental schedule of non-cash
 activities:
Accrued interest converted to
 equity..............................  $       --   $     121,000  $        --
                                       ===========  =============  ============
Purchase of fixed assets by capital
 lease...............................  $ 6,122,000  $  12,448,000  $ 11,899,000
                                       ===========  =============  ============
Notes payable converted to equity....  $       --   $   8,534,000  $        --
                                       ===========  =============  ============

                            See accompanying notes.

                                IDT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 1999

1. Summary of Significant Accounting Policies

 Description of Business

  IDT Corporation ("IDT" or the "Company") is a multinational telecommunications carrier that provides a broad range of services to its wholesale and retail customers world wide. The Company provides its customers with integrated international and domestic long distance, pre-paid calling cards, Internet access, and through Net2Phone, Inc. ("Net2Phone"), a majority-owned subsidiary, Internet telephony services. The Company also sells pre-paid calling cards to distributors.

 Basis of Consolidation and Accounting for Investments

  The consolidated financial statements include the accounts of IDT and all companies in which IDT has a controlling voting interest ("subsidiaries"), as if IDT and its subsidiaries were a single company. Significant intercompany accounts and transactions between the consolidated companies have been eliminated.

  Investments in companies in which IDT has significant influence, but less than a controlling voting interest, are accounted for using the equity method. Investments in companies in which IDT does not have a controlling interest or an ownership and voting interest so large as to exert significant influence are accounted for at market value if the investments are publicly traded and there are no resale restrictions, or at cost, if the sale of a publicly-traded investment is restricted or if the investment is not publicly traded.

  The effect of any changes in IDT's ownership interests resulting from the issuance of equity capital by consolidated subsidiaries or equity investees to unaffiliated parties is included in other income.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

 Revenue Recognition

  Telecommunication, Internet telephony service, Internet subscription service and debit card revenues are recognized as service is provided. Equipment sales are recognized when installation is completed. Pre-payments for services are deferred and recognized as revenue as the services are provided.

 Direct Cost of Revenue

  Direct cost of revenue consists primarily of telecommunication costs, connectivity costs, and the cost of equipment sold to customers. Direct cost of revenue excludes depreciation and amortization.

 Property, Plant and Equipment

  Equipment and furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are depreciated using the straight-line method over the term of the lease or estimated useful life of the assets, whichever is shorter. Computer software is amortized using the straight-line method over the shorter of five years or the term of the related agreement. Buildings are depreciated using the straight-line method over the estimated useful life of the assets of 30 years.

 Trademark

  Costs associated with obtaining the right to use trademarks owned by third parties are capitalized and amortized on a straight-line basis over the term of the trademark license.

                                IDT CORPORATION

 Subscriber Acquisition Costs and Advertising

  Subscriber acquisition costs including sales commissions, license fees and production and shipment of starter packages are expensed as incurred.

  The Company expenses the costs of advertising as incurred. Typically, Net2Phone purchases banner advertising on other companies' web sites pursuant to contracts which have one to three year terms and may include the guarantee of (i) a minimum number of impressions, (ii) the number of times that an advertisement appears in pages displayed to users of the web site, or (iii) a minimum amount of revenue that will be recognized by Net2Phone from customers directed to Net2Phone's web site as a direct result of the advertisement. Net2Phone recognizes expense with respect to such advertising ratably over the period in which the advertisement is displayed. In addition, some agreements require additional payments as additional impressions are delivered. Such payments are expensed when the impressions are delivered.

  In one case, Net2Phone entered into an agreement with no specified term of years. In this case, the Company amortizes as expense the lessor of (i) the number of impressions to date/minimum guaranteed impressions, or (ii) revenue to date/minimum guaranteed revenue as a percentage of the total payments.

  For the years ended July 31, 1997, 1998 and 1999, advertising expense totaled approximately $4,011,000, $5,632,000, and $10,454,000, respectively.

 Software Development Costs

  Costs for the internal development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. To date, the Company has essentially completed its software development concurrently with the establishment of technological feasibility and, accordingly, it has commenced capitalizing these costs. Software development costs are the Company's only research and development expenditures. For the years ended July 31, 1997, 1998 and 1999, research and development costs totaled approximately $473,000, $481,000 and $757,000, respectively.

 Capitalized Internal Use Software Costs

  The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. These costs consist of payments made to third parties and the salaries of employees working on such software development. At July 31, 1998 and 1999, the Company has capitalized $2,198,000 and $4,065,000, respectively, of internal use software costs as computer software.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are carried at cost which approximates market value. At July 31, 1999, the Company has 79% of its cash and cash equivalents in three financial institutions.

 Marketable Securities

  Marketable securities consist of short-term debt securities which are considered to be held to maturity, and are carried at amortized cost which approximates fair value.

                                IDT CORPORATION

 Goodwill

  Goodwill is being amortized over 20 years using the straight-line method. Accumulated amortization at July 31, 1998 and 1999 was approximately $882,000 and $4,699,000 respectively. The Company systematically reviews the recoverability of its goodwill for each acquired entity to determine whether an impairment may exist. Upon a determination that the carrying value of goodwill will not be recovered from the undiscounted future cash flows of the acquired business, the carrying value of such goodwill would be considered impaired and will be reduced by a charge to operations in the amount of the impairment.

 Income Taxes

  The Company accounts for income taxes on the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities.

 Earnings (Loss) Per Share

  Basic earnings (loss) per share is computed by dividing the net income
(loss) applicable to common shares by the weighted average of common shares outstanding during the period. Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the effects of convertible securities, stock options, warrants and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.

 Current Vulnerability Due to Certain Concentrations

  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities, trade receivables and notes receivable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. At July 31, 1999, the Company has 90% of its notes receivable with one company, and 11% of its accounts receivable balance with one company.

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

 Fair Value of Financial Instruments

  The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

  The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

  Notes receivable: For notes receivable which are short-term or have variable interest rates, fair values are based on carrying values. The fair values of notes receivable with fixed interest rates with long-term maturities are estimated using discounted cash flow analysis, using interest rates currently being offered for

                                IDT CORPORATION
  notes with similar terms to borrowers of similar credit quality. The fair value of notes receivable at July 31, 1998 and 1999 approximates $23,172,000 and $17,082,000, respectively.

  Notes payable: For notes payable which are short-term or have variable interest rates, fair values are based on carrying values. The fair values of notes payable with fixed interest rates with long-term maturities are estimated using discounted cash flow analysis using interest rates that are currently being offered on similar instruments. The fair value of notes payable at July 31, 1998 approximates $98,700,000. The fair value of the notes payable at July 31, 1999 approximate their carrying value, due to their variable rate of interest.

 Segment Disclosures

  The Company uses the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance.

 Stock Based Compensation

  The Company accounts for stock options issued to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Compensation expense for stock options issued to employees is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

  The Company applies the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based
Compensation, with respect to stock options issued to the Company's employees.

  In March 1999, the Financial Accounting Standards Board issued an exposure draft of an interpretation on APB 25 containing proposed rules designed to clarify its application. The proposed rules included in the exposure draft are expected to be formally issued prior to December 31, 1999 and become effective at the time they are issued. The proposed rules would generally be applicable to events that occur after December 15, 1998. Consequently, if the exposure draft is enacted in the form currently proposed, the new rules would apply to all stock options granted by the Company in fiscal 1999.

 Recently Issued Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. This statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative's gains and losses to offset related results on the hedge item in the income statement, and requires a company to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. This statement is effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively. The Company believes that the adoption of this standard will not have a material effect on the Company's consolidated results of operation or financial position due to their limited use of derivative instruments.

                                IDT CORPORATION

2. Notes Receivable

  In May 1998, the Company entered into an agreement with a telecommunication company to provide it with a $25,000,000 revolving credit facility (the "Facility"). The Facility bore interest at a rate of 5% per annum. The unpaid principal and accrued interest on the Facility were payable in quarterly installments, as defined in the agreement, which payments commenced on February 1, 1999. As of July 31, 1998 and 1999, the outstanding balance on the Facility of approximately $12,600,000 and $19,000,000, respectively, are included in notes receivable. In October 1999, the Facility's remaining principal balance was repaid in full.

3. Property, Plant and Equipment

  Property, plant and equipment consists of the following:

                                                             July 31
                                                     -------------------------
                                                        1998          1999
                                                     -----------  ------------
   Equipment........................................ $77,612,461  $100,145,353
   Computer software................................  10,027,335    38,916,589
   Leasehold improvements...........................   1,930,769     3,650,936
   Furniture and fixtures...........................   1,905,048     2,447,210
   Land and building................................         --      6,312,190
                                                     -----------  ------------
                                                      91,475,613   151,472,278
   Less accumulated depreciation and amortization... (16,143,137)  (37,349,355)
                                                     -----------  ------------
   Property, plant and equipment, net............... $75,332,476  $114,122,923
                                                     ===========  ============

  Fixed assets under capital leases aggregate approximately $18,570,000 and $30,469,000 at July 31, 1998 and 1999, respectively. The accumulated amortization related to these assets under capital leases is approximately $2,885,000 and $8,266,000 at July 31, 1998 and 1999, respectively.

4. Notes Payable

  Notes payable consists of the following:

                                                              July 31
                                                     --------------------------
                                                         1998          1999
                                                     ------------  ------------
   Senior Notes (A)................................. $100,000,000  $    380,000
   Senior Credit facilities (B).....................          --    108,146,000
   Promissory note (C)..............................          --      7,367,000
   Other............................................    3,700,000     1,833,000
                                                     ------------  ------------
                                                      103,700,000   117,726,000
   Less notes payable--current portion..............   (1,866,000)   (4,753,000)
                                                     ------------  ------------
   Notes payable--long-term portion................. $101,834,000  $112,973,000
                                                     ============  ============

                                IDT CORPORATION

(A) On February 18, 1998, the Company completed an offering of $100,000,000 in Senior Notes (the "Notes"). Such Notes bear interest, which is payable semiannually on February 15 and August 15, at 8.75% per annum, mature on February 15, 2006 and are general unsecured obligations of the Company. On May 10, 1999, the Company repaid $99,620,000 of the principal balance together with accrued interest at a redemption price equal to 102% of the repaid principal balance. The Company recorded a pre-tax extraordinary loss in connection with the repayment of $5,359,787 during the year ended July 31, 1999.

(B) On May 10, 1999, the Company obtained a Senior Secured Credit Facility ("Credit Facility") from a consortium of financial institutions. The Credit Facility, as amended, consists of a $25,000,000 revolving line of credit, maturing on May 9, 2003, a $60,000,000 multi-draw term loan, payable in equal quarterly principal payments commencing February 2001, and ending May 9, 2003, and a $75,000,000 single-draw term loan, requiring payments of 1% of the principal balance for the first four years, and the remaining principal balance in four equal quarterly payments thereafter. The Credit Facility bears interest at base rates, as defined, plus 2.50% to 3.50%. The Credit Facility is collateralized by 100% of the capital stock of IDT's domestic subsidiaries, and other assets. At July 31, 1999, $25,000,000 of the revolving line of credit, and $26,854,000 of the $60,000,000 multi-draw term loan remain unused.

(C) On May 6, 1999, the Company entered into a $7,800,000 promissory note with a financing company. The note is payable in 36 monthly installments commencing on June 1, 1999, and bears an adjustable interest rate indexed to the one month LIBOR rate. The promissory note is collateralized by certain equipment of the Company.

  On September 5, 1997, the Company completed a private placement of $7,500,000 in convertible debentures. Such convertible debentures bore interest at 3% per annum which was payable upon their maturity on September 5, 2000. In April 1998, the holders of $6,500,000 in principal amount of the convertible debentures elected to convert all outstanding principal and unpaid accrued interest thereon into 436,781 shares of the Company's common stock. The remaining $1,000,000 in convertible debentures and all unpaid accrued interest thereon were repaid in June 1998.

  Annual future principal repayments of long-term debt for the five years subsequent to July 31, 1999 consist of $4,753,000 due in fiscal 2000, $13,612,000 due in fiscal 2001, $16,287,000 due in fiscal 2002, $28,506,000 due in fiscal 2003, $54,188,000 due in fiscal 2004 and $380,000 due thereafter.

5. Related Party Transactions

  In connection with the incorporation of Net2Phone in October 1997, Net2Phone and the Company entered into a separation agreement in May 1999 whereby the transactions and agreements necessary to govern the relationship between the two companies to effect their separation were determined.

  During the periods prior to the signing of the aforementioned agreements, service costs were generally allocated based upon a percentage of total revenue earned or payroll expense incurred by Net2Phone. Such allocated costs approximate the amounts that would have been charged under the intercompany agreements if they had been in effect during such periods.

                                IDT CORPORATION

6. Income Taxes

  Significant components of the Company's deferred tax assets and liabilities consists of the following:

                                                                July 31
                                                         ----------------------
                                                            1998        1999
                                                         ----------- ----------
   Deferred tax assets:
     Bad debt reserve................................... $ 2,577,000 $3,045,000
     Exercise of stock options..........................   8,790,000  7,926,000
     Other..............................................   1,263,000  1,743,000
                                                         ----------- ----------
   Deferred tax assets..................................  12,630,000 12,714,000
                                                         ----------- ----------
   Deferred tax liabilities:
     Depreciation.......................................   1,880,000  2,760,000
     Gain on sale of subsidiary stock...................         --   8,645,000
                                                         ----------- ----------
   Deferred tax liabilities.............................   1,880,000 11,405,000
                                                         ----------- ----------
       Net deferred tax assets.......................... $10,750,000 $1,309,000
                                                         =========== ==========

  No valuation allowance on the net deferred tax assets has been established as the realization of such net deferred tax assets is considered to be more likely than not.

  At July 31, 1999, based upon tax returns filed and to be filed, the Company had net operating loss carryforwards for federal income tax purposes of approximately $20 million attributable to the exercise of stock options expiring in the years 2018 through 2019. These net operating loss carryforwards may be limited in their use in the event of significant changes in the Company's ownership.

  The provision (benefit) for income taxes consists of the following for the years ended July 31:

                                                   1997    1998         1999
                                                   ---- -----------  -----------
   Current:
     Federal...................................... $--  $       --   $   400,000
     State and local..............................  --      200,000          --
                                                   ---- -----------  -----------
                                                    --      200,000      400,000
                                                   ---- -----------  -----------
   Deferred:
     Federal......................................  --   (1,519,000)  14,300,000
     State and local..............................  --     (441,000)   1,060,000
                                                   ---- -----------  -----------
                                                    --   (1,960,000)  15,360,000
                                                   ---- -----------  -----------
                                                   $--  $(1,760,000) $15,760,000
                                                   ==== ===========  ===========

  The income statement classification of the provision (benefit) for income taxes consists of the following at July 31:

                                                1997    1998         1999
                                                ---- -----------  -----------
   Income tax provision (benefit) attributable
    to continuing operations..................  $--  $(1,671,000) $17,850,000
   Income tax benefit attributable to
    extraordinary loss........................   --      (89,000)  (2,090,000)
                                                ---- -----------  -----------
                                                $--  $(1,760,000) $15,760,000
                                                ==== ===========  ===========

                                IDT CORPORATION

  The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provides are as follows:

                                            1997         1998         1999
                                         -----------  -----------  -----------
   Federal income tax at statutory
    rate...............................  $(1,343,000) $(1,373,000) $ 7,255,000
   Purchased research and development..          --     8,788,000          --
   Change in valuation allowance.......    1,534,000   (9,294,000)         --
   Losses for which no benefit
    provided...........................          --           --     6,110,000
   Non-deductible expenses.............          --           --     1,673,000
   State and local income tax..........     (227,000)     328,000      692,000
   Other, net..........................       36,000     (209,000)      30,000
                                         -----------  -----------  -----------
                                         $       --   $(1,760,000) $15,760,000
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

 Warrants

  In July 1997, the Company issued warrants to purchase 35,906 shares of its common stock at $8.34 per share and 63,098 shares of its common stock at $6.96 per share to a leasing company in connection with a capital lease. During the years ended July 31, 1998 and 1999, all of such warrants were exercised.

  In September 1997, the Company issued warrants to purchase 75,000 shares of the Company's common stock at $15.16 per share to placement agents in connection with a private placement of $7,500,000 in convertible debentures. The holders of these warrants exercised warrants to purchase 35,003 and 12,234 shares, respectively, of the Company's common stock in Fiscal 1998 and 1999.

 Stock Options

  Prior to March 15, 1996, the Company had an informal stock option program whereby employees were granted options to purchase shares of common stock. Under such program, options to purchase 2,158,770 shares of Common stock were granted.

  On March 15, 1996, the Company adopted a stock option plan (the "Option Plan") for officers, employees and non-employee directors to purchase up to 2,300,000 shares of the Company's common stock. In 1998, the number of shares of common stock reserved for issuance under the Option Plan was increased to 3,300,000. Generally, options become exercisable over vesting periods up to six years and expire ten years from the date of grant.

  On February 15, 1997, the Company canceled 1,272,250 outstanding options with an exercise price of $10.00 and granted new options with an exercise price at the market value on that date of $7.75. On April 16, 1997, the Company canceled 603,500 outstanding options with an exercise price of $7.75 and granted new options with an exercise price at the market value on that date of $4.375.

                                IDT CORPORATION

  A summary of stock option activity under the Company's stock option plan is as follows:

                                                                     Weighted
                                                                     Average
                                                        Shares    Exercise Price
                                                      ----------  --------------
   Outstanding at July 31, 1996......................  3,503,520     $  9.15
   Granted...........................................  3,807,544        6.50
   Exercised.........................................   (969,100)       2.08
   Canceled.......................................... (1,875,750)       9.28
   Forfeited.........................................    (67,188)       4.47
                                                      ----------     -------
   Outstanding at July 31, 1997......................  4,399,026        3.89
   Granted...........................................  1,270,300       14.00
   Exercised......................................... (1,615,366)       3.28
   Forfeited.........................................   (839,325)       5.00
                                                      ----------     -------
   Outstanding at July 31, 1998......................  3,214,635        7.90
   Granted...........................................  1,136,241       15.21
   Exercised.........................................   (696,840)       5.86
   Canceled..........................................    (58,000)      14.85
   Forfeited.........................................     (8,070)       8.27
                                                      ----------     -------
   Outstanding at July 31, 1999......................  3,587,966     $ 10.50
                                                      ==========     =======

The following table summarizes the status of stock options outstanding and exercisable at July 31, 1999:

                                                   Stock Options Outstanding
                                               ---------------------------------
                                                          Weighted-   Number of
                                                Number    Remaining     Stock
     Range of                                     of     Contractual   Options
   Exercise Prices                              Options     Life     Exercisable
   ---------------                             --------- ----------- -----------
   $ 0.21 - $ 0.21............................   376,550     5.0        376,550
   $ 0.41 - $ 0.41............................     8,816     5.7          8,816
   $ 0.83 - $ 0.83............................    40,500     5.0         40,500
   $ 1.65 - $ 1.65............................    15,000     5.7         15,000
   $ 4.38 - $ 6.50............................   568,700     7.5        543,699
   $ 6.88 - $10.00............................ 1,034,900     7.6        660,400
   $11.25 - $15.44............................   939,750     9.4        157,625
   $17.00 - $24.25............................   429,750     8.6        184,833
   $26.25 - $34.00............................   174,000     8.6        173,000
                                               ---------              ---------
                                               3,587,966              2,160,423
                                               =========              =========

  The weighted average fair value of options granted was $3.21, $4.46, and $9.26 for the years ended July 31, 1997, 1998, and 1999, respectively.

  Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for employees' stock options under the fair value method provided by that statement. The fair value of the stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for vested and non-vested options.

                                IDT CORPORATION

                                                               July 31
                                                       -----------------------
                                                        1997    1998    1999
                                                       ------- ------- -------
   Assumptions
   Average risk-free interest rate....................   6.11%   5.92%   4.67%
   Dividend yield.....................................     --      --      --
   Volatility factor of the expected market price of
    the Company's common stock........................     89%     84%     84%
   Average life....................................... 6 years 5 years 5 years

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

  For purposes of pro forma disclosures, the estimated fair value of the options under SFAS 123 is amortized to expense over the options' vesting period. For the years ended July 31, 1997, 1998 and 1999, pro forma net loss and pro forma net loss per share under SFAS 123 amounted to approximately $(10,054,000), $(16,508,000) and $(32,175,000) respectively, and $(0.48)
$(0.58), and $(0.96), respectively.

 Net2Phone Stock Options

  In the fourth quarter of fiscal 1999, Net2Phone granted options to purchase 8,811,500 shares of its common stock at exercise prices ranging from $3.33 to $15.00 per share to its employees and employees of IDT. In connection with the exercise of such options, Net2Phone extended $3,149,900 of recourse loans to its employees. In order to obtain the loans, optionees agreed to the cancellation of 23,382 outstanding options.

  Deferred compensation resulting from Net2Phone's issuance of stock options of approximately $44.1 million is being charged to expense over the vesting period of the stock options as follows: fiscal 1999, $16.0 million; fiscal 2000, $10.4 million; fiscal 2001, $10.4 million; and fiscal 2002, $7.3 million.

 Public Offering

  On February 3, 1998, the Company completed a public offering of 5,093,750 shares of its common stock for $24.875 a share. The Company realized net proceeds of approximately $118.3 million from this offering.

  On August 3, 1999, Net2Phone completed an initial public offering of 6,210,000 shares of its Common Stock (the "Initial Public Offering") at a price of $15.00 per share, resulting in net proceeds of approximately $85.3 million. In connection with the Initial Public Offering, the Company's ownership percentage in Net2Phone decreased to approximately 56.2%. In connection with the Initial Public Offering, the Company recorded a gain on sale of stock by a subsidiary of approximately $21,611,000. Such gain is included in other income at July 31, 1999.

 Net2Phone Series A Stock

  On May 13, 1999, Net2Phone designated 3,150,000 shares of its preferred stock as Series A ("Series A Stock") and sold 3,140,000 of such shares to unrelated third parties in a private placement transaction for aggregate gross proceeds of $31,400,000.

                                IDT CORPORATION

  The Series A Stock contained beneficial conversion features. The total value of the beneficial conversion feature approximated $75 million. For accounting purposes the value of the beneficial conversion feature was limited to the amount of proceeds allocated to the Series A Stock. The Company recorded an increase in net loss available to common stockholders on the date of issuance of the Series A Stock in the amount of approximately $26.3 million representing their allocable share of the amount attributable to the beneficial conversion feature.

8. Commitments and Contingencies

 Legal Proceedings

  In December 1995, Surfers Unlimited, L.L.C. filed a breach of contract action in the New Jersey Superior Court, Bergen County. The suit names a subsidiary of the Company as defendant and seeks restitutional and consequential damages in an unspecified amount for interference with prospective business advantages, breach of contract and improper use of confidential and proprietary information. Howard S. Jonas, the Chairman and Chief Executive Officer of the Company, has also been named as a defendant in the action. The Company's subsidiary has filed a counterclaim based on interference with prospective business advantages, breach of contract and improper use of confidential and proprietary information. In September 1999, the Company's subsidiary, Howard S. Jonas and Surfers Unlimited L.L.C. entered into a confidential settlement agreement.

  In January 1997, six former employees alleging employment discrimination commenced a suit in New Jersey Superior Court, Bergen County. Howard S. Jonas has also been named as a defendant in the action. The action claims that the Company has made hiring and promotion decisions based upon the religious backgrounds of the relevant individuals, in violation of federal and state law. The complaint seeks compensatory and punitive damages in an unspecified amount and also seeks statutory multiples of damages. All of the claims arising under federal law were dismissed by the Court in New Jersey Superior Court, Bergen County, leaving the plaintiffs with only the remedies available under state law. Further, the Court granted the Company permission to file counterclaims against all plaintiffs for the alleged unlawful taking of business records. The Company filed such counterclaims in October 1998. Discovery is continuing and a settlement conference has been scheduled for November 10, 1999.

  In August 1998, a subsidiary of the Company, InterExchange, Inc. ("IX"), filed a complaint in the New Jersey Superior Court, Middlesex County, against PT-1 Communications, Inc. ("PT-1"). The action has been removed to the U.S. District Court for the District of New Jersey. The action arises from a contract in which IX and PT-1 agreed that PT-1 would route its traffic from prepaid calling cards through IX's debit card platform. In the action, IX claimed that PT-1 breached its contract with IX by failing to make required payments under the contract, and claimed compensatory damages in the amount of $8.5 million. In February 1999, PT-1 filed an answer and counterclaim and third party complaint against IX, the Company, and certain of their officers, including Howard S. Jonas. PT-1 alleges that IX is not entitled to these payments in that IX had breached the agreement, and that, following IX's 1998 merger agreement with the Company, in which IX become a wholly-owned subsidiary of the Company, IX violated its covenant in the agreement that it would not compete with PT-1. PT-1 also alleges, among other things, that the Company and Mr. Jonas tortiously interfered with the contract between IX and PT-1, and that they conspired with IX and its personnel to obtain confidential information relating to PT-1. PT-1 seeks compensatory damages and punitive damages. In May 1999, the Company and Howard S. Jonas filed an answer to PT-1's third party complaint and IX filed a motion for leave to amend their complaint to add Star Telecommunications and Samer Tawfik as additional defendants and to include the additional claims of tortious interference and fraud in the inducement. The Company and individual plaintiffs David Turock, Eric Hecht, Bradley Turock and Richard Robbins have sought leave to amend their counterclaims to include Star Telecommunications as an additional defendant for failure to permit plaintiff to execute certain stock warrants to purchase PT-1 stock. The Court has issued an order which provides that PT-1 may not allege a specific amount of damages although the order does not forbid PT-1 from claiming damages in general. Discovery is continuing and a trial date has not been scheduled.

                                IDT CORPORATION

  The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. In the opinion of management, settlement of these and the aforementioned actions when ultimately concluded will not have a material adverse effect on results of operations, cash flows or the financial condition of the Company.

 Lease Obligations

  The future minimum payments for all capital and operating leases as of July 31, 1999 are approximately as follows:

                                                         Operating    Capital
                                                          Leases      Leases
   Year ending July 31:                                 ----------- -----------
   2000................................................ $ 5,561,000 $ 7,328,000
   2001................................................   5,112,000   5,498,000
   2002................................................   4,838,000   4,682,000
   2003................................................   3,994,000   4,159,000
   2004................................................   2,239,000   1,414,000
   Thereafter..........................................   3,370,000         --
                                                        ----------- -----------
   Total payments...................................... $25,114,000  23,081,000
                                                        ===========
   Less amount representing interest...................              (1,310,000)
   Less current portion................................              (6,029,000)
                                                                    -----------
   Capital lease obligations--long-term portion........             $15,742,000
                                                                    ===========

  Rental expense under operating leases was approximately $388,000, $1,225,000 and $2,821,000 for the years ended July 31, 1997, 1998 and 1999, respectively.

 Commitments

  The Company has an agreement with a supplier of telecommunications services ("Vendor") which began in August 1994 and continues monthly unless terminated by one of the parties. Under such agreement, the Vendor bills and collects, on behalf of the Company, for long distance telephone services provided to the Company's customers. The Company is responsible for all uncollected receivables. For the years ended July 31, 1997, 1998 and 1999, the Company purchased approximately $5,271,000, $5,997,000 and $10,214,000 respectively, of such services from the Vendor.

  The Company has entered into agreements with certain carriers to buy and sell communications services. At July 31, 1999, the Company's minimum purchase commitments related to such agreements consist of $27,154,000 in Fiscal 2000, $14,888,000 in Fiscal 2001, $3,713,000 in Fiscal 2002, $2,485,000 in Fiscal
2003, and $1,440,000 in Fiscal 2004.

  In September 1998, the Company entered into a 20 year agreement with a carrier to provide the Company with nationwide bandwidth capacity and maintenance services in exchange for total payments estimated at $32.0 million.

  On January 31, 1999, the Company entered into a series of agreements with a third party. The agreements call for the bundling of the Company's Internet telephony products with the third party's Internet browser, the purchase of software from the third party and the use of the third party's trademark. The agreements require the Company to pay the third party (i) $5,000,000 for the use of the trademark, (ii) $8,000,000 for the purchase of software and (iii) commissions on revenues generated from customers that the Company obtains from the

                                IDT CORPORATION
bundling of products. Through July 31, 1999, the Company had paid $1,500,000 and accrued $3,500,000 for the right to use the trademark and $8,000,000 for certain software. The Company has capitalized the costs of the right to use the trademark and the software costs and will amortize them over the term of the bundling agreement, which expires two years after the release of the bundled product.

  On February 8, 1998, the Company entered into an agreement with an Internet company to develop a link between its Internet site and that of the Company and advertise Company products on such site. The agreement is effective for fifteen months upon the completion of the link and automatically extends for an additional one year unless terminated by either party. Pursuant to such agreement, the Company has made payments of $3.3 million through July 31, 1999 for the design, development, installation and implementation of the link as well as the placement of Company advertisements on the Internet company's site, of which $750,000 attributable to the establishment of such link was deferred and is being amortized over the term of the agreement and $2.4 million attributable to monthly payments for advertising and the maintenance of the link was expensed monthly as incurred. As of July 31, 1999, the Company was required to make an additional payment of $150,000 in fiscal 1999 and pay certain future commissions, as defined, based upon revenue earned and usage of the link.

  On February 19, 1999, the Company entered into an agreement under which an international computer company is to provide connections to its global network. These connections will allow worldwide transport of the Company's IP traffic. The agreement is effective for 63 months upon availability of the connections. Pursuant to such agreement, the Company has made payments of $1 million through July 31, 1999 which have been reflected on the balance sheets as other current assets. As of July 31, 1999, the Company is required to make an additional payment of $1 million when the connections are available and pay fees for additional connections and usage. The $2 million of prepayments will be amortized over the term of the agreement beginning at the time the connections are available for use.

  The Company entered into an agreement with Snap, an Internet portal service of NBC and CNET, on May 17, 1999. Snap will display links to the Company's Web site and services on its Snap.com Web site. In addition, the Company is Snap's preferred provider of PC-to-phone services during the two-year term of this agreement. Snap also will deliver a preset minimum number of impressions on its site and agreed to give the Company the right to advertise on its Snap.com Web site, subject to certain conditions. In exchange, the Company agreed to pay Snap a one-time fee, a percentage of revenue generated through their site and bonus payments for customers delivered by Snap of $2,000,000 after meeting certain quotas. The Company will amortize the up front payment over the term of the agreement

  The Company signed an agreement with NBC on June 25, 1999 to purchase $1.5 million in television advertising on the NBC television network. The Company also has the right to purchase additional spots to be telecast prior to June 30, 2000. The cost of the advertising will be expensed as the spots are shown.

  On July 15, 1999, the Company entered into a four-year distribution and marketing agreement with ICQ, a subsidiary of America Online. Under this agreement, ICQ has agreed to co-brand and promote the Company's Internet telephony services in the U.S. and in 19 other countries, embed customized versions of the Company's software to allow ICQ customers to make PC-to-phone and PC-to-PC calls and to receive phone-to-PC calls, share revenue from advertisements and sponsorships sold by ICQ on the Company's software that is embedded in ICQ's Instant Messenger software, and promote the Company's services on some of ICQ's Web sites. The Company agreed to pay ICQ a fee of $7.5 million, $4.0 million of which was paid at signing and the remainder of which was paid in September 1999. The Company also agreed to pay ICQ a share of minutes-based revenue generated through ICQ and to award ICQ a performance bonus on the basis of the total revenue derived under the agreement, and to promote ICQ on the Company's Web sites.

                                IDT CORPORATION

  In connection with the Company's distribution and marketing agreement with ICQ, the Company issued a warrant to America Online to purchase up to 3% of Net2Phone's outstanding capital stock on a fully-diluted basis. This warrant will vest in 1% increments upon the achievement of each of three incremental thresholds of revenue generated under the agreement during the first four years that the warrant is outstanding. The per share exercise price under the warrant will be equal to the lesser of 80% of the price per share in Net2Phone's initial public offering, or $450 million divided by the number of the Company's fully-diluted shares on the initial exercise date. The warrant may be exercised for a period of five years from the date of issuance.

 Distribution Agreements

  The Company has entered into distribution agreements under which it has agreed to pay its agents commissions for obtaining new Internet, debit card, Internet telephony and discount telecommunications customers. The agreements require commissions upon activation of the customers.

9. Business Segment Information

  Based principally on products and services provided, the Company has identified four reportable business segments: Wholesale Telecommunications Services, Retail Telecommunications Services, Internet Services and Internet Telephony. The operating results of these business segments are distinguishable, are regularly reviewed by Company management and are integral to their decision making process.

  The Wholesale Telecommunications Services business segment is comprised of wholesale carrier services sold to other U.S. and international carriers. The Retail Telecommunications Services business segment includes prepaid calling cards, international retail services and domestic long distance services. The Internet Services business segment includes dial-up access services, direct connect dedicated service, Genie online services and Net2Dine.com. The Internet Telephony business segment reflects the results of the Company's majority-owned subsidiary, Net2Phone, prior to the elimination of minority interests.

                                IDT CORPORATION

  The Company evaluates the performance of its business segments based primarily on operating income after depreciation and amortization but prior to interest expense and income taxes; all corporate overhead is allocated to the business segments based on time and usage studies. Operating results and other financial data presented for the principal business segments of the Company for the years ended July 31, 1997, 1998 and 1999 are as follows ($ in thousands):

                              Wholesale            Retail
                          Telecommunications Telecommunications Internet  Internet
                               Services           Services      Services  Telephony   Total
                          ------------------ ------------------ --------  ---------  --------
Year ended July 31, 1997
Total segment revenue...       $ 65,389           $ 35,283      $33,435   $  2,652   $136,759
Less: revenues between
 segments...............           (735)               --          (540)      (297)    (1,572)
                               --------           --------      -------   --------   --------
Total unaffiliated
 revenue................         64,654             35,283       32,895      2,355    135,187
Income (loss) from
 operations.............          3,444              2,263       (8,092)    (1,060)    (3,445)
Depreciation and
 amortization...........            730                398        3,562        183      4,873
Total assets............         21,626             11,790       24,205        916     58,537
Year ended July 31, 1998
Total segment revenue...       $170,240           $137,159      $20,721   $ 12,006   $340,126
Less: revenues between
 segments...............         (3,535)               --          (720)      (498)    (4,753)
                               --------           --------      -------   --------   --------
Total unaffiliated
 revenue................        166,705            137,159       20,001     11,508    335,373
Income (loss) from
 operations.............          6,715               (781)      (7,030)    (2,650)    (3,746)
Depreciation and
 amortization...........          3,294              2,710        4,409        871     11,284
Total assets............        205,083            168,723       36,415      6,975    417,196
Year ended July 31, 1999
Total segment revenue...       $301,413           $395,542      $17,882   $ 33,256   $748,093
Less: revenues between
 segments...............        (12,383)               --          (948)    (2,578)   (15,909)
                               --------           --------      -------   --------   --------
Total unaffiliated
 revenue................        289,030            395,542       16,934     30,678    732,184
Income (loss) from
 operations.............         18,660             16,325       (8,197)   (24,408)     2,380
Depreciation and
 amortization...........          8,056             11,233        4,699      2,266     26,254
Total assets............        275,090            166,372       23,057     50,817    515,336

  The income (loss) from operations for the Wholesale Telecommunications Services and Retail Telecommunications Services business segments for fiscal 1998 includes their pro-rata portion of a $25,000,000 non-recurring expense for the write-off of in-process research and development in connection with the acquisition of InterExchange, Inc. ("InterExchange") which was allocated to acquired research and development.

  Revenue from customers located outside of the United States represented approximately 25%, 11% and 13% of total revenue for the years ended July 31, 1997, 1998 and 1999, respectively, with no single foreign geographic area representing more than 10% of total revenues for any period presented. Long-lived assets held outside of the United States totaled approximately $9.9 million and $24.9 million as of July 31, 1998 and 1999, respectively. Long-lived assets held outside of the United States were insignificant as of July 31, 1997.

10. Additional Financial Information

  Trade accounts payable includes approximately $23,724,000 and $57,336,000 due to Telecommunication carriers at July 31, 1998 and 1999, respectively.

11. Acquisitions

  In November 1997, the Company completed the acquisition of 100% of the issued and outstanding common stock of Rock Enterprises, Inc. ("Rock"), a former consultant of the Company, for an aggregate purchase price

                                IDT CORPORATION
of $5,312,500. The purchase price consists of 625,000 shares of the Company's common stock. The Company issued 312,500 of such shares on the closing date of the acquisition in November 1997. The remaining shares will be issued in equal installments of 62,500 over the next five years on the anniversary of the closing date. The Company is accounting for such acquisition using the purchase method. Since Rock had no assets or liabilities, the entire purchase price has been allocated to goodwill. The operations of Rock have been included in the statement of operations since the date of the acquisition.

  In May 1998, the Company completed the acquisition of 51% of the issued and outstanding stock of Union Telecard Alliance, Inc. ("Union"), a former debit card reseller of the Company for an aggregate purchase price of $2,650,000. The purchase price consisted of 100,000 shares of the Company's common stock. Pursuant to the acquisition agreement, the Company issued an additional 100,000 shares of the Company's common stock valued at $2,850,000 in April 1999. Such issuance was based upon Union meeting certain operating criteria for the 12 month period subsequent to the date of acquisition, as defined. The Company accounted for such acquisition using the purchase method. Since Union had no assets or liabilities, the entire purchase price has been allocated to goodwill. The operations of Union have been included in the statement of operations since the date of the acquisition.

  In May 1998, the Company completed the acquisition of Interexchange, Inc., a former debit card service platform provider of the Company, for an aggregate purchase price of $90,588,000. The purchase price consists of $20,000,000 in cash, 3,242,323 shares of the Company's common stock and $588,000 in professional fees incurred in connection with the acquisition. Such shares are in escrow and 648,465 shares were released six months after the closing with the remaining 2,593,858 shares to be released in equal installments every 12 months thereafter for the next four years. The Company is accounting for such acquisition using the purchase method.

  The fair value of the assets acquired and liabilities assumed from Interexchange at the date of acquisition is summarized as follows:

     Current assets................................................ $    36,000
     Property and equipment........................................   5,539,000
     Current liabilities...........................................  (7,357,000)
     Acquired research and development.............................  25,000,000
     Goodwill......................................................  67,370,000
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

                                IDT CORPORATION

  The pro forma unaudited consolidated results of operations assuming consummation of the Interexchange acquisition as of the beginning of the respective periods are as follows:

                                                              July 31
                                                     --------------------------
                                                         1997          1998
                                                     ------------  ------------
     Revenues....................................... $144,937,000  $344,272,000
     Net loss before extraordinary item.............   (6,585,000)   (5,762,000)
     Net loss.......................................   (6,585,000)   (5,894,000)
     Loss per share.................................        (0.27)        (0.21)

  The pro forma unaudited consolidated results of operations in fiscal 1997 does not include a $25,000,000 non-recurring expense for the write-off of in-process research and development in fiscal 1998.

13. Subsequent Events

 Telefonica Agreement

  In October 1999, IDT entered into a joint venture agreement with Terra Networks, S.A. (formerly known as Telefonica Interactiva, S.A.) pursuant to which the parties formed two limited liability companies to provide Internet services and products for customers in the United States, mainly targeting and focusing on the Hispanic population in the United States. One company was formed to provide Internet access to customers in the target market, and IDT contributed its dial-up Internet access customers, its managerial resources and facilities and its portfolio of current and future products for Internet access to the new company in exchange for a 49% ownership interest. The other company was formed to develop and manage an Internet portal that will provide content-based Internet services, electronic commerce offerings and other Internet services to customers in the target market. IDT will assist in developing relationships with content producers and content providers and will sell advertising on this new company's portal in exchange for a 10% ownership interest. Terra Networks has agreed to fund the first $30 million of expenses for the ISP joint venture, subject to the completion of certain performance criteria.

 IDT/Westmintech Joint Venture

  In September 1999, a subsidiary of the Company entered into an agreement to form a joint venture with Westmintech Company, L.L.C., to provide high speed voice and data services, including without limitation local and long distance telephone service (dedicated and 1+), cable television service (cable and/or fiber optic), on line service with direct Internet access and Internet access services and various other Internet services (DSL, dedicated and dial up) and various other Internet services and other technology to the tenants of commercial and residential properties worldwide. The Company will have a 75% ownership interest in the joint venture.

                                IDT CORPORATION

        FINANCIAL STATEMENT SCHEDULE--VALUATION AND QUALIFYING ACCOUNTS

                                          Additions
                               Balance at Charged to                 Balance
                               Beginning  Costs and                   at End
         Description           of Period   Expenses  Deductions (1) of Period
         -----------           ---------- ---------- -------------- ----------
1997
Reserves deducted from
 accounts receivable:
  Allowance for doubtful
   accounts................... $2,100,000 $4,592,000  $(3,502,000)  $3,190,000

1998
Reserves deducted from
 accounts receivable:
  Allowance for doubtful
   accounts................... $3,190,000 $6,190,000  $(3,125,000)  $6,255,000

1999
Reserves deducted from
 accounts receivable:
  Allowance for doubtful
   accounts................... $6,255,000 $5,558,000  $(4,170,000)  $7,643,000

--------
(1) Uncollectible accounts written off, net of recoveries.