Form 10-Q
period 1999-10-31
IDT CORP
filed 1999-12-15
CIK 1005731

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Quarterly Period Ended October 31, 1999

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                        Commission File Number: 0-27898

                               ----------------


                                IDT CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                Delaware                               22-3415036
    (State or Other Jurisdiction of                 (I.R.S. Employer
     Incorporation or Organization)                Identification No.)

190 Main Street, Hackensack, New Jersey                   07601
(Address of Principal Executive Office)                (Zip Code)

                                 (201) 928-1000
              (Registrant's Telephone Number, Including Area Code)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Common Stock, $.01 par value--24,100,383 shares as of December 14, 1999

   Class A Common Stock, $.01 par value--10,029,758 shares as of December 14,
1999
 (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                IDT CORPORATION

                               TABLE OF CONTENTS

 Part I. FINANCIAL INFORMATION
    Item 1. Financial Statements (Unaudited).............................     3
            Condensed Consolidated Balance Sheets as of October 31, 1999
             and July 31, 1999...........................................     3
            Condensed Consolidated Statements of Income for the three
             months ended October 31, 1999 and 1998......................     5
            Condensed Consolidated Statements of Cash Flows for the three
             months ended October 31, 1999 and 1998......................     5
            Notes to Condensed Consolidated Financial Statements.........     6
            Management's Discussion and Analysis of Financial Condition
    Item 2.  and Results of Operations...................................
 Part II. OTHER INFORMATION..............................................    15
    Item 1. Legal Proceedings............................................    15
    Item 2. Changes in Securities........................................    15
    Item 3. Defaults Upon Senior Securities..............................    15
    Item 4. Submission of Matters to a Vote of Security Holders..........    15
    Item 5. Other Information............................................    15
    Item 6. Exhibits and Reports on Form 8-K.............................    16
    SIGNATURES...........................................................    18

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                IDT CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)

                                                           October 31,  July 31,
                                                              1999        1999
                                                           -----------  --------
                                                           (Unaudited)  (Note 1)
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents..............................   $ 99,287    $ 52,903
  Marketable securities..................................    105,498      77,870
  Accounts receivable, net...............................    139,650     106,146
  Notes receivable--current portion......................        --       18,968
  Other current assets...................................     53,051      36,311
                                                            --------    --------
   Total current assets..................................    397,486     292,198
Property, plant and equipment, at cost, net..............    118,628     114,123
Trademark, net...........................................      4,759       4,792
Notes receivable--long-term portion......................      2,292       2,187
Goodwill, net............................................     74,749      74,880
Deferred tax assets, net.................................        --        1,309
Other assets.............................................     19,488      25,847
                                                            --------    --------
   Total assets..........................................   $617,402    $515,336
                                                            ========    ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Trade accounts payable.................................   $101,923     $79,475
  Accrued expenses.......................................      3,634       5,355
  Interest payable.......................................      1,535       1,565
  Deferred revenue.......................................     12,795      13,209
  Notes payable -- current portion.......................      4,378       4,753
  Capital lease obligations -- current portion...........      5,821       6,029
  Other current liabilities..............................      5,266       2,397
                                                            --------    --------
   Total current liabilities.............................    135,352     112,783
Deferred tax liabilities, net............................     13,875         --
Notes payable -- long-term portion.......................    112,054     112,973
Capital lease obligation -- long-term portion............     14,467      15,742
                                                            --------    --------
   Total liabilities.....................................    275,748     241,498
Minority interests.......................................     61,808      20,432
Stockholders' equity:
  Preferred stock, $.01 par value; authorized shares -
   10,000,000; no shares issued..........................        --          --
  Common stock, $.01 par value; authorized shares--
   100,000,000; 24,100,383 and 23,982,854 shares issued
   and outstanding at October 31, 1999 and July 31, 1999,
   respectively..........................................        241         240
  Class A stock, $.01 par value; authorized shares--
   35,000,000; 10,029,758 shares issued and outstanding
   at October 31, 1999 and July 31, 1999.................        100         100
  Loans to stockholders..................................       (251)       (251)
  Additional paid-in capital.............................    280,745     278,745
  Accumulated deficit....................................       (989)    (25,428)
                                                            --------    --------
   Total stockholders' equity............................    279,846     253,406
                                                            --------    --------
   Total liabilities and stockholders' equity............   $617,402    $515,336
                                                            ========    ========

           See notes to condensed consolidated financial statements.

                                IDT CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                         Three Months Ended
                                                             October 31,
                                                       ------------------------
                                                          1999         1998
                                                       -----------  -----------
Revenues.............................................  $   283,421  $   133,278
Costs and expenses:
  Direct cost of revenues............................      230,199      101,074
  Selling, general and administrative................       48,617       17,056
  Depreciation and amortization......................        7,400        5,439
                                                       -----------  -----------
    Total costs and expenses.........................      286,216      123,569
                                                       -----------  -----------
Income (loss) from operations........................       (2,795)       9,709
Interest, net........................................         (411)         205
Other................................................       43,961          --
                                                       -----------  -----------
Income before provision for income taxes and minority
 interest............................................       40,755        9,914
Provision for income taxes...........................       18,913        3,399
Minority interest....................................       (2,597)       1,623
                                                       -----------  -----------
Net income...........................................  $    24,439  $     4,892
                                                       ===========  ===========
Net income per share--basic..........................  $      0.72  $      0.15
                                                       ===========  ===========
Weighted average number of shares used in calculation
 of earnings per share--basic........................   34,065,274   33,199,558
                                                       ===========  ===========
Net income per share--diluted........................  $      0.67  $      0.14
                                                       ===========  ===========
Weighted average number of shares used in calculation
 of earnings per share--diluted......................   36,602,437   35,701,538
                                                       ===========  ===========


           See notes to condensed consolidated financial statements.

                                IDT CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                              Three Months
                                                            Ended October 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
Cash used in operating activities.......................... $(17,344) $ (3,854)
Investing activities
Net (purchases) sales of marketable securities.............  (27,628)    7,856
Issuance of notes receivable...............................      --     (7,795)
Collection of notes receivable.............................   18,863       --
Purchases of property, plant and equipment.................  (11,270)  (12,714)
                                                            --------  --------
Net cash used in investing activities......................  (20,035)  (12,653)
Financing activities
Proceeds from issuance of common stock by Net2Phone........   85,221       --
Proceeds from exercise of stock options for Net2Phone......    1,000       --
Proceeds from exercise of stock options....................    1,160       655
Proceeds from exercise of stock warrants...................      --        439
Repayment of notes payable.................................   (1,294)     (499)
Repayment of capital lease obligations.....................   (1,483)     (928)
Distribution to minority shareholder.......................     (841)      --
                                                            --------  --------
Net cash provided by (used in) financing activities........   83,763      (333)
                                                            --------  --------
Net increase (decrease) in cash and cash equivalents.......   46,384   (16,840)
Cash and cash equivalents, beginning of period.............   52,903   115,284
                                                            --------  --------
Cash and cash equivalents, end of period................... $ 99,287  $ 98,444
                                                            ========  ========
Supplemental disclosures of cash flow information
Interest paid..............................................  $ 3,327  $  4,764
Income taxes paid.......................................... $  1,050  $    --


           See notes to condensed consolidated financial statements.

                                IDT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements of IDT Corporation and subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 1999 are not necessarily indicative of the results that may be expected for the year ending July 31, 2000. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 1999, as filed with the Securities and Exchange Commission.

Note 2--Business Segment Information

   Operating results and other financial data presented for the principal business segments of the Company are as follows ($ in thousands):

                             Wholesale            Retail
                         Telecommunications Telecommunications Internet  Internet
                              Services           Services      Services  Telephony  Total
                         ------------------ ------------------ --------  --------- --------
Three months ended
 October 31, 1999
 Total segment revenue..      $141,400           $130,700      $ 3,500    $13,100  $288,700
  Less: revenues between
   segments.............        (3,600)               --           --      (1,700)   (5,300)
                              --------           --------      -------    -------  --------
Total unaffiliated
 revenue................       137,800            130,700        3,500     11,400   283,400
Income (loss) from
 operations.............         5,400              4,700       (3,600)    (9,300)   (2,800)
                              ========           ========      =======    =======  ========
Three months ended
 October 31, 1998
 Total segment revenue..      $ 50,600           $ 75,300      $ 4,300    $ 5,700  $135,900
  Less: revenues between
   segments.............        (2,200)               --           --        (400)   (2,600)
                              --------           --------      -------    -------  --------
Total unaffiliated
 revenue................        48,400             75,300        4,300      5,300   133,300
Income (loss) from
 operations.............         7,600              5,800       (1,800)    (1,900)    9,700
                              ========           ========      =======    =======  ========

Note 3--Property, Plant and Equipment

   Property, plant and equipment consists of the following ($ in thousands):

                                                October 31, 1999 July 31, 1999
                                                ---------------- -------------
Equipment......................................    $ 122,456       $117,547
Computer software..............................       25,631         21,515
Leasehold improvements.........................        5,183          3,651
Furniture and fixtures.........................        2,972          2,447
Land and building..............................        6,500          6,312
                                                   ---------       --------
                                                     162,742        151,472
Less: Accumulated depreciation and
 amortization..................................      (44,114)       (37,349)
                                                   ---------       --------
                                                   $ 118,628       $114,123
                                                   =========       ========

                                IDT CORPORATION

Note 4--Legal Proceedings and Contingencies

   In January 1997, six former employees alleging employment discrimination commenced a suit in New Jersey Superior Court, Bergen County. Howard S. Jonas, the Chairman and Chief Executive Officer of the Company, has also been named as a defendant in the action. The action claims that the Company has made hiring and promotion decisions based upon the religious backgrounds of the relevant individuals, in violation of federal and state law. The complaint seeks compensatory and punitive damages in an unspecified amount and also seeks statutory multiples of damages. All of the claims arising under federal law were dismissed by the Court in New Jersey Superior Court, Bergen County, leaving the plaintiffs with only the remedies available under state law. Further, the Court granted the Company permission to file counterclaims against all plaintiffs for the alleged unlawful taking of business records. The Company filed such counterclaims in October 1998. Discovery is continuing and a trial date has been scheduled for March 7, 2000.

   In August 1998, a subsidiary of the Company, InterExchange, Inc. ("IX"), filed a complaint in the New Jersey Superior Court, Middlesex County, against PT-1 Communications, Inc. ("PT-1"). The action has been removed to the U.S. District Court for the District of New Jersey. The action arises from a contract in which IX and PT-1 agreed that PT-1 would route its traffic from prepaid calling cards through IX's debit card platform. In the action, IX claimed that PT-1 breached its contract with IX by failing to make required payments under the contract, and claimed compensatory damages in the amount of $8.5 million. In February 1999, PT-1 filed an answer and counterclaim and third party complaint against IX, the Company, and certain of their officers, including Howard S. Jonas. The parties have entered into a settlement agreement.

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

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following information should be read in conjunction with the accompanying condensed consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company contained in the Company's Annual Report on Form 10-K for the year ended July 31, 1999, as filed with the Securities and Exchange Commission.

Overview

   The Company is a leading multinational carrier that provides its wholesale and retail customers with integrated and competitively priced international and domestic long distance telecommunications service, Internet access and, through its Net2Phone products and services, Internet telephony services. The Company delivers these services over a high-quality network consisting of 70 switches in the U.S. and Europe and owned and leased capacity on 16 undersea fiber optic cables. In addition, the Company obtains additional transmission capacity from other carriers.

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

 Three Months Ended October 31, 1999 Compared to Three Months Ended October 31, 1998

Results of Operations

   Revenues. Revenues increased 112.7%, from approximately $133.3 million for the three months ended October 31, 1998 to approximately $283.4 million for the three months ended October 31, 1999. Telecommunications revenues increased 117.0%, from approximately $123.7 million for the three months ended October 31, 1998 to approximately $268.5 million for the three months ended October 31, 1999. Internet access revenues decreased 16.9%, from approximately $4.3 million for the three months ended October 31, 1998 to approximately $3.5 million for the three months ended October 31, 1999. Internet telephony revenues increased 114.7%, from approximately $5.3 million for the three months ended October 31, 1998 to approximately $11.4 million for the three months ended October 31, 1999.

   Telecommunications revenues increased primarily as a result of a 119.6% increase in minutes of use from approximately 468.9 million for the three months ended October 31, 1998 to approximately 1.03 billion for the three months ended October 31, 1999. The increase in minutes was primarily due to the addition of wholesale carrier service clients, increased usage by existing clients, and increased marketing of the Company's prepaid calling cards. The addition of wholesale carrier services clients, increased use by existing clients and the inclusion of $20 million in revenue related to a one-time tariff opportunity resulted in an increase in wholesale telecommunications revenues of 184.4%, from approximately $48.4 million for the three months ended October 31, 1998 to approximately $137.8 million for the three months ended October 31, 1999. As a percentage of telecommunications revenues, wholesale telecommunications revenues increased from approximately 39.2% to 51.3%, as the increase in wholesale revenues in dollar terms was greater than that of other business lines. Revenues from retail telecommunications services increased 73.7%, from approximately $75.3 million for the three months ended October 31, 1998 to approximately $130.7 million for the three months ended October 31, 1999 as a result of increased marketing efforts for the Company's prepaid calling cards. Prepaid calling card sales as a percentage of retail telecommunication services revenues increased from

89.4% for the three months ended October 31, 1998 to 95.0% for the three months ended October 31, 1999. As a percentage of overall telecommunications revenues, retail telecommunications revenues decreased from approximately 60.8% in the three months ended October 31, 1998 to approximately 48.7% for the three months ended October 31, 1999.

   As a percentage of total revenues, Internet access revenues decreased from approximately 3.2% for the three months ended October 31, 1998 to approximately 1.3% for the three months ended October 31, 1999. This decrease was due to a dollar decrease in Internet access revenues due to a decrease in total dial-up subscribers as well as the substantial increase in telecommunications revenues during the same period.

   Internet telephony revenues as a percentage of total revenues was 4.0% for the three months ended October 31, 1999, unchanged from the three months ended October 31, 1998. The increase in Internet telephony revenues, in dollar terms, was primarily due to an increase in billed-minute usage resulting from increased marketing of the Company's Internet telephony products and services.

   Direct Cost of Revenues. The Company's direct cost of revenues increased by 127.8%, from approximately $101.0 million in the three months ended October 31, 1998 to approximately $230.2 million in the three months ended October 31, 1999. As a percentage of total revenues, these costs increased from 75.8% for the three months ended October 31, 1998 to 81.2% for the three months ended October 31, 1999. The dollar increase is due primarily to increases in underlying carrier and connectivity costs, as the Company's telecommunications minutes of use, and associated revenues, grew substantially. As a percentage of total revenues, the increase in direct costs reflects lower gross margins associated with wholesale telecommunications services as compared to retail telecommunications services as well as the lower gross margins related to telecommunications revenues as compared with Internet access services. Gross margins were also adversely affected by delayed network deployment.

   Selling, General and Administrative. Selling, general and administrative costs increased 185.1%, from approximately $17.1 million in the three months ended October 31, 1998 to approximately $48.6 million in the three months ended October 31, 1999. As a percentage of total revenues, these costs increased from 12.8% for the three months ended October 31, 1998 to 17.2% for the three months ended October 31, 1999. The increase in these costs is due primarily to increased sales and marketing efforts for retail services, including prepaid calling cards, domestic and international long distance; and for Net2Phone, as well as increased salaries, facilities costs and professional fees related to the expansion of the Company's infrastructure to facilitate its rapid sales growth. Included in salaries is $2.9 million of non-cash compensation as a result of option grants made by our Net2Phone subsidiary during the three months ended October 31, 1999.

   Depreciation and Amortization. Depreciation and amortization increased 36.0%, from approximately $5.4 million for the three months ended October 31, 1998 to approximately $7.4 million for the three months ended October 31, 1999. As a percentage of revenues, these costs decreased from 4.1% for the three months ended October 31, 1998 to 2.6% for the three months ended October 31, 1999. These costs increased, in dollar terms, primarily as a result of the Company's higher fixed asset base during the three months ended October 31, 1999 as compared with the three months ended October 31, 1998, reflecting the Company's efforts to expand its telecommunications network infrastructure and other facilities. The Company anticipates that depreciation and amortization costs will continue to increase as the Company continues to add to its asset base, allowing it to implement its growth strategy.

   Income from Operations. The Company recorded a loss from operations of approximately $2.8 million for the three months ended October 31, 1999, contrasting with income from operations of approximately $9.7 million for the three months ended October 31, 1998. Income from operations for the Company's telecommunications business (after the effect of minority interests) decreased from approximately $11.7 million for the three months ended October 31, 1998 to approximately $9.1 million for the three months ended October 31, 1999. As a percentage of telecommunication revenues, income from operations for the telecommunications business decreased to 3.4% for the three months ended October 31, 1999 from 9.5% for the three months ended October 31, 1998, due to decreased margins in the carrier wholesale and retail telecommunications businesses, and an increase in sales and marketing costs for retail telecommunications services.

   Loss from operations for the Company's Internet access business increased to approximately $3.6 million for the three months ended October 31, 1999 from approximately $1.8 million for the three months ended October 31, 1998. The increased loss is primarily due to the decrease in Internet access revenues resulting from a decrease in total dial-up subscribers, as well as an increase in marketing expenses.

   Loss from operations of the Net2Phone subsidiary increased to approximately $9.3 million for the three months ended October 31, 1999, compared to a loss of approximately $1.9 million for the three months ended October 31, 1998. This increase is due primarily to the non-cash compensation charge of $2.9 million described above, coupled with a substantial increase in both sales and marketing expenses as well as general and administrative expenses incurred as Net2Phone expanded distribution relationships, corporate infrastructure and human resources.

   Income Taxes. The Company recorded income tax expense of approximately $18.9 million for the three months ended October 31, 1999, compared to approximately $3.4 million for the three months ended October 31, 1998. Income tax benefit of approximately $0.8 million for the three months ended October 31, 1999, and approximately $0.3 million for the three months ended October 31, 1998 related to the tax deduction upon the exercise of stock options was recorded directly into additional paid-in capital.

Liquidity and Capital Resources

 General

   Historically, the Company has satisfied its cash requirements through a combination of cash flow from operating activities, sales of equity and debt securities and borrowings from third parties. The Company received approximately $1.2 million upon the exercise of stock options and warrants in the three months ended October 31, 1999.

   In May 1999, The Company entered into a credit agreement with Lehman Commercial Paper Inc., CIBC World Markets Corp., Bankers Trust Company and a Syndicate of lenders. These institutions have committed to provide us with a $160 million credit facility that includes term loans in an aggregate amount of up to $135 million and revolving loans in an amount of up to $25 million and an additional uncommitted amount of up to $100 million. Bankers Trust Company serves as administrative agent for the facility. The Company used the proceeds from the initial borrowings under the credit facility of $108.1 million from the initial borrowings under the credit facility to purchase more than 99% of its outstanding 8.75% Senior Notes due 2006, together with accrued and unpaid interest, that the Company purchased in connection with its tender offer for these securities. The amount of $75.0 million of the initial borrowings currently bears interest at a rate of 8.75% per annum and the remaining $33.1 million of the initial borrowings currently bears interest at a rate of 8.25% per annum.

   As of October 31, 1999, the Company had cash, cash equivalents and marketable securities of $204.8 million and working capital of approximately $262.1 million. The Company generated negative cash flow from operating activities of approximately $17.3 million during the three months ended October 31, 1999, compared with negative cash flow from operating activities of approximately $3.9 million during the three months ended October 31, 1998. The Company's cash flow from operations varies significantly from quarter to quarter, depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable. Accounts receivable, accounts payable and accrued expenses have increased from period to period as the Company's businesses have grown.

   The Company's capital expenditures were approximately $11.2 million in the three months ended October 31, 1999, compared to approximately $12.7 million in the three months ended October 31, 1998, as the Company expanded its international and domestic telecommunications network infrastructure. The Company financed a portion of its capital expenditures through capital leases and notes payable.

   The Company experiences intense competition in its telecommunications business. The long distance telecommunications industry has been characterized by declines in both per-minute revenues and per-minute costs. In the past, these factors have tended to generally offset each other. However, as per-minute pricing continues to erode, gross margins could come under increasing pressure. The Company's long term strategy involves terminating a larger proportion of minutes on the Company's own network, thereby lowering costs and preserving margins even in a weaker price environment. However, in the short term, the demand for usage might outpace the rate of deployment of additional network capacity. As such, there can be no assurance that the Company will be able to maintain its gross margins at the current level, in the face of lower per-minute revenues.

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

   In August 1999, Net2Phone completed its Initial Public Offering of 6.2 million shares, receiving approximately $85.3 million in net proceeds. At that time, the Series A Preferred Stock was converted into Class A Common Stock. The Company recognized a pre-tax gain of approximately $44.0 million as a result of this transaction.

   In December 1999, Net2Phone completed a Secondary Offering of 6.3 million shares. As part of the Offering, the Company sold 2.2 million Net2Phone shares, yielding approximately $114.4 million in net proceeds. Subsequent to the sale of these shares, the Company used approximately $35.0 million of the proceeds to reduce the outstanding balance of its bank credit facility.

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

   The Company believes that, based upon its present business plan, the Company's existing cash resources, expected cash flow from operating activities and borrowings under its credit facility will be sufficient to meet its currently anticipated working capital and capital expenditure requirements for at least the next twelve months. If the Company's growth exceeds current expectations or if the Company acquires the business or assets of another company, or if the Company's cash flow from operations after the end of such period is insufficient to meet its working capital and capital expenditure requirements, the Company will need to raise additional capital from equity or debt sources. There can be no assurance that the Company will be able to raise such capital on favorable terms or at all. If the Company is unable to obtain such additional capital, the Company may be required to reduce the scope of its anticipated expansion, which could have a material adverse effect on the Company's business, financial condition or results of operations.

Year 2000

   The Year 2000 issue affects Company's installed computer systems, network systems and software applications due to the fact that many computers and applications define dates by the last two digits of the year and "00" may not be properly recognized by such programs as the year 2000. The Company has dedicated the time and resources it deems appropriate to address and correct potential Year 2000 problems.

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

   Inventory, assessment, remediation and testing of software applications and hardware systems, including network systems, is substantially complete. The Company completed the modification, updating or replacement of any systems that to its knowledge are not Year 2000 compliant in November 1999. Testing of the corrected systems has been implemented and will continue on an ongoing basis through October 2000 due to the date October 10, 2000, being the first occurrence of a date requiring the use of eight digits to define the date.

   In particular, the Company has focused on the testing and remediation of its switching facilities to ensure that its network operations through which it provides communications services to its customers are not disrupted by the Year 2000. The Company is confident that its own network systems are Year 2000 compliant due to the nature and extent of the testing the Company has conducted and continues to implement on such systems.

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

   To date, the Company has incurred expenses of less than $1.0 million in connection with its remediation of Year 2000 related issues. The Company constantly monitors its progress of the Year 2000 plan and anticipates that it will resolve any outstanding internal issues before the end of 1999. Contingency plans will be developed and implemented before the end of 1999 for critical systems on an as-needed basis should the Company identify any areas for which such plans are appropriate.

European Currency Conversion

   In January 1999, a new currency called the "euro" was introduced in certain Economic and Monetary Union ("EMU") countries. The EMU countries adopted the euro as their common legal currency, and through January 1, 2002, both the existing national currency of the respective EMU country and the euro will be accepted as legal currency. Beginning in 2002, all EMU countries are expected to operate with the euro as their single currency. Uncertainty exists as to the effect the euro currency will have on the market for international telecommunications services. Additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the euro currency. IDT's management is still evaluating the effect that the introduction of the euro will have on its business, but it does not anticipate, based on information currently available, that the euro will have a material adverse impact the Company's operations and sales.

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

   This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words "believes," "anticipates," "expects," and similar words and phrases. Such forward-looking statements include, among other things, the Company's plans to implement its growth strategy, improve its financial performance, expand its infrastructure, develop new products and services, expand its customer base and enter international markets, and the possible outcome of litigation relating to the Company. Such forward-looking statements also include the Company's expectations concerning factors affecting the markets for its products, such as changes in the U.S. and the international regulatory environment and the demand for long-distance telecommunications, Internet access and Internet telephony services. Actual results could differ from those projected in any forward-looking statements. The forward-looking statements are made as of the date of this Report, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth herein and the other information set forth from time to time in the Company's reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including the Company's Annual Report on Form 10-K for the year ended July 31, 1999.

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

   None

Item 5. Other Information

   None

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits:

  Exhibit
  Number   Description
  -------  -----------
  3.01(1)   Restated Certificate of Incorporation of the Registrant.
  3.02(1)   By-laws of the Registrant.
 10.01(2)   Employment Agreement between the Registrant and Howard S. Jonas.
 10.02(10)  1996 Stock Option and Incentive Plan, as amended and restated, of the Registrant.
 10.03(3)   Form of Stock Option Agreement under the 1996 Stock Option and
            Incentive Plan.
 10.04(4)   Form of Registration Rights Agreement between certain stockholders and the Registrant.
 10.05(1)   Lease of 294 State Street.
 10.06(5)   Lease of 190 Main Street.
 10.7(6)    Form of Registration Rights Agreement between Howard S. Jonas and the Registrant.
 10.8(11)   Employment Agreement between the Registrant and James Courter.
 10.9(7)    Agreement between Cliff Sobel and the Registrant.
 10.10(11)  Employment Agreement between the Registrant and Hal Brecher.
 10.11(11)  Employment Agreement between the Registrant and Howard S. Jonas.
 10.12(8)   Agreement and Plan of Merger, dated April 7, 1998, by and among the Registrant, ADM Corp., InterExchange, Inc., David Turock, Eric
            Hecht, Richard Robbins, Bradley Turock, Wai Nam Tam, Mary Jo Altom
            and Lisa Mikulynec.
 10.13(9)   Securities Purchase Agreement between the Registrant, Carlos Gomez and Union Telecard Alliance, LLC.
 10.14(11)  Credit Agreement, dated as of May 10, 1999, by and among the
            Registrant, various lenders party thereto, Lehman Commercial Paper
            Inc., CIBC World Markets Corp. and Bankers Trust Company.
 10.15(11)  Pledge Agreement, dated as of May 10, 1999, by and among the
            Registrant, certain subsidiaries of the Registrant and Bankers
            Trust Company, as Collateral Agent.
 10.16(11)  Security Agreement, dated as of May 10, 1999, by and among the
            Registrant, certain subsidiaries of the Registrant and Bankers
            Trust Company, as Collateral Agent.
 10.17(11)  Subsidiaries Guaranty, dated as of May 10, 1999, by and among the
            Registrant, certain subsidiaries of the Registrant and Bankers
            Trust Company, as Collateral Agent.
 10.18(11)  Loan Agreement between the Registrant and Stephen Brown.
 10.19(12)  Internet/Telecommunications Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.
 10.20(12)  Joint Marketing Agreement, dated as of May 7, 1999, by and between
            Registrant and Net2Phone, Inc.
 10.21(12)  IDT Services Agreement, dated as of May 7, 1999, by and between
            Registrant and Net2Phone, Inc.
 10.22(12)  Net2Phone Services Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.
 10.23(12)  Assignment Agreement, dated as of May 7, 1999, by and between
            Registrant and Net2Phone, Inc.
 10.24(12)  Tax Sharing and Indemnification Agreement, dated as of May 7,
            1999, by and between Registrant and Net2Phone, Inc.
 10.25(12)  Separation Agreement, dated as of May 7, 1999, by and between
            Registrant and Net2Phone, Inc.

  Exhibit
  Number   Description
  -------  -----------
 10.26(12)  Co-location and Facilities Management Services Agreement, dated as of May 20, 1999, by and between Registrant and Net2Phone, Inc.
 27.01*     Financial Data Schedule.

--------
 * filed herewith
 (1) Incorporated by reference to Form S-1 filed February 21, 1996 file no. 333-00204.
 (2) Incorporated by reference to Form S-1 filed January 9, 1996 file no. 333-00204.
 (3) Incorporated by reference to Form S-8 filed January 14, 1996 file no. 333-19727.
 (4) Incorporated by reference to Form S-1 filed March 8, 1996 file no. 333-
     00204.
 (5) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1997, filed October 29, 1997.
 (6) Incorporated by reference to Form S-1 filed March 14, 1996 file no. 333-00204.
 (7) Incorporated by reference to Form 10-K/A for the fiscal year ended July 31, 1997, filed February 2, 1998.
 (8) Incorporated by reference to Form 8-K filed April 22, 1998.
 (9) Incorporated by reference to Form 10-K/A for the fiscal year ended July 31, 1998, filed December 4, 1998.
(10) Incorporated by reference to Form 10-Q for the fiscal quarter ended January 31, 1999, filed March 17, 1999.
(11) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1999, filed June 14, 1999.
(12) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1999, filed November 4, 1999.

    (b) Reports on Form 8-K.

     None.

                                IDT CORPORATION

                                   FORM 10-Q

                                October 31, 1999

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            IDT CORPORATION

December 15, 1999                         By: /s/ Howard S. Jonas
_________________                            __________________________________
    Date                                  Howard S. Jonas
                                          Chairman of the Board
                                          and Chief Executive Officer
                                          (Principal Executive Officer)




December 15, 1999                         By: /s/ Stephen R. Brown
_________________                            __________________________________
    Date                                  Stephen R. Brown
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                           Officer)