Form 10-Q
period 2000-01-31
IDT CORP
filed 2000-03-16
CIK 1005731

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


       [X] Quarterly Report Pursuant to Section 13 or
           15(d) of the Securities Exchange Act of 1934
           for the Quarterly Period Ended January 31, 2000

                                       or

       [ ] Transition Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

                         Commission File Number: 0-27898

                                 IDT CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


           Delaware                                 22-3415036
           --------                                 ----------
(State or Other Jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)                  Identification No.)


 520 Broad Street, Newark, New Jersey                  07102
 ------------------------------------                  -----
(Address of Principal Executive Office)              (Zip Code)

                                 (201) 928-1000
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

                 190 Main Street, Hackensack, New Jersey 07601
                 ---------------------------------------------
  (Former Name, Former Address, and Former Fiscal Year, if Changed Since Last
                                    Report.)


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

     Common Stock, $.01 par value - 24,231,999 shares as of March 15, 2000

     Class A Common Stock, $.01 par value - 10,019,692 shares as of March 15,
     2000

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                                 IDT CORPORATION

                                Table Of Contents


PART I.  FINANCIAL INFORMATION
      Item 1.  Financial Statements (Unaudited)....................................................................3


                    Condensed Consolidated Balance Sheets as of January 31, 2000
                        and July 31, 1999..........................................................................3


                    Condensed Consolidated Statements of Income for the six months and three months ended January 31, 2000 and 1999...........................................4


                    Condensed Consolidated Statements of Cash Flows for the
                        six months ended January 31, 2000 and 1999.................................................5


                    Notes to Condensed Consolidated Financial Statements...........................................6


      Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations..........8


PART II.            OTHER INFORMATION.............................................................................16


      Item 1.        Legal Proceedings............................................................................16


      Item 2.        Changes in Securities........................................................................16


      Item 3.       Defaults Upon Senior Securities...............................................................16


      Item 4.       Submission of Matters to a Vote of Security Holders...........................................16


      Item 5.       Other Information.............................................................................16


      Item 6.       Exhibits and Reports on Form 8-K..............................................................17


      SIGNATURES..................................................................................................19


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)

                                 IDT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                             January 31, 2000       July 31, 1999
                                                                                             ----------------       -------------
Assets                                                                                           (Unaudited)             (Note 1)
Current assets:
    Cash and cash equivalents                                                                      $235,614,129        $52,903,479
    Marketable securities                                                                            80,887,825         77,869,655
    Accounts receivable, net                                                                        151,107,301        106,146,127
    Notes receivable - current portion                                                                        -         18,967,967
    Other current assets                                                                             66,071,400         36,311,052
                                                                                                   ------------       ------------
         Total current assets                                                                       533,680,655        292,198,280

  Property, plant and equipment, at cost, net                                                       158,098,605        114,122,923
  Trademark, net                                                                                      4,604,475          4,791,667
  Notes receivable - long-term portion                                                                3,291,491          2,187,071
  Goodwill, net                                                                                      73,891,459         74,880,499
  Deferred tax assets, net                                                                                    -          1,309,000
  Other assets                                                                                       40,914,047         25,846,814
                                                                                                 --------------     --------------
         Total assets                                                                              $814,480,732       $515,336,254
                                                                                                 --------------     --------------

Liabilities and stockholders' equity
Current liabilities:
    Trade accounts payable                                                                          $88,826,580        $79,475,136
    Accrued expenses                                                                                  6,972,841          5,354,710
    Interest payable                                                                                     15,240          1,564,741
    Deferred revenue                                                                                 19,029,647         13,209,663
    Notes payable-- current portion                                                                   3,024,109          4,752,780
    Capital lease obligations-- current portion                                                       8,996,016          6,029,273
    Other current liabilities                                                                        53,103,820          2,397,234
                                                                                                 --------------    ---------------
         Total current liabilities                                                                  179,968,253        112,783,537
    Deferred tax liabilities, net                                                                    43,003,258                  -
    Notes payable-- long-term portion                                                                 4,128,394        112,973,330
    Capital lease obligation-- long-term portion                                                     33,992,152         15,742,218
                                                                                                 --------------     --------------
         Total liabilities                                                                          261,092,057        241,499,085

Minority interests                                                                                  172,297,671         20,431,834

Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.01 par value; authorized shares - 10,000,000; no shares
    issued                                                                                                   --                 --
   Common stock, $.01 par value; authorized shares - 100,000,000;
    24,231,999 and 23,982,854
     shares issued and outstanding at January 31, 2000 and July 31, 1999, respectively                  242,320            239,829
    Class A stock, $.01 par value; authorized shares - 35,000,000;  10,019,692 and 10,029,758
     shares issued and outstanding at January 31, 2000 and July 31, 1999, respectively                  100,197            100,298
    Loans to stockholders                                                                              (251,207)          (251,207)
    Additional paid-in capital                                                                      281,969,629        278,744,508
    Accumulated earnings (deficit)                                                                   99,030,065        (25,428,093)
                                                                                                 --------------     ---------------
         Total stockholders' equity                                                                 381,091,004        253,405,335
                                                                                                 --------------     --------------
         Total liabilities and  stockholders' equity                                               $814,480,732       $515,336,254
                                                                                                 ==============     ==============

            See notes to condensed consolidated financial statements

                                 IDT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                                    Six Months Ended January 31,     Three Months Ended January 31,
                                                                    ---------------------------      -----------------------------
                                                                         2000            1999            2000              1999
                                                                         ----            ----            ----              ----

Revenue .........................................................   $ 558,940,131    $ 294,018,907   $ 275,519,174    $ 160,741,076

Costs and expenses:
    Direct cost of revenue ......................................     450,983,160      227,665,779     220,784,545      126,591,672
    Selling, general and administrative .........................     105,337,521       40,806,085      56,720,025       23,750,521
    Depreciation and amortization ...............................      15,322,359       11,735,189       7,922,235        6,295,720
                                                                    --------------   -------------   -------------    -------------

Total costs and expenses ........................................     571,643,040      280,207,053     285,426,805      156,637,913
                                                                    --------------   -------------   -------------    -------------

Income (loss) from operations ...................................     (12,702,909)      13,811,854      (9,907,631)       4,103,163

Interest, net ...................................................         817,997          143,501       1,228,498          (62,154)
Other income ....................................................     225,848,878                -     181,887,763                -
                                                                    --------------   -------------   -------------    -------------
Income before income taxes, minority  interests and
   extraordinary item ...........................................     213,963,966       13,955,355     173,208,630        4,041,009

Provision for income taxes ......................................      94,642,609        4,825,780      75,729,271        1,426,497
Minority interests ..............................................      (8,112,647)       2,185,159      (5,516,068)         561,747
                                                                    --------------   -------------   -------------    -------------

Income before extraordinary item ................................     127,434,004        6,944,416     102,995,427        2,052,765

Extraordinary loss on retirement of debt, net of income taxes ...       2,975,846                -       2,975,846                -
                                                                    --------------   -------------   -------------    -------------

Net income ......................................................   $ 124,458,158    $   6,944,416   $ 100,019,581    $   2,052,765
                                                                    ==============   =============   =============    =============

Income per share:
Income before extraordinary item:
    Basic .......................................................   $        3.74    $        0.21   $        3.02    $        0.06
    Diluted .....................................................   $        3.50    $        0.20   $        2.83    $        0.06
Extraordinary loss on retirement of debt, net of income taxes:
    Basic .......................................................   $       (0.09)            $  -   $       (0.09)            $  -
    Diluted .....................................................   $       (0.08)            $  -   $       (0.08)            $  -
Net income:
    Basic .......................................................   $        3.65    $        0.21   $        2.93    $        0.06
                                                                    ==============   =============   =============    =============
    Diluted .....................................................   $        3.42    $        0.20   $        2.75    $        0.06
                                                                    ==============   =============   =============    =============

Weighted average number of
    shares used in calculation of
    earnings per share - basic ..................................      34,115,950       33,265,965      34,132,166       33,332,371
                                                                    ==============   =============   =============    =============

Weighted average number of
      shares used in calculation of
      earnings per share - diluted ..............................      36,421,864       35,476,587      36,438,725       35,343,627
                                                                    ==============   =============   =============    =============


            See notes to condensed consolidated financial statements

                                 IDT CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                 Six Months Ended January 31,
                                                                                           ---------------------------------------
                                                                                                2000                       1999
                                                                                                ----                       ----

Net cash provided by (used in) operating activities ..........................             $ (41,097,096)             $   4,595,693

Investing activities
Purchases of property, plant and equipment ...................................               (34,629,635)               (22,240,140)
Net collection (issuance) of notes receivable ................................                17,863,547                (11,253,405)
Net proceeds from sale of Net2Phone common stock .............................               115,434,000                         --
Purchases of investments, net ................................................               (27,295,587)                        --
Net purchases of marketable securities .......................................                (3,018,170)               (18,603,200)
                                                                                           --------------            ---------------

Net cash provided by (used in) investing activities ..........................                68,354,155                (52,096,745)

Financing activities
Proceeds from offerings of common stock by Net2Phone .........................               263,076,222                         --
Proceeds from exercise of stock options for Net2Phone ........................                 4,296,810                         --
Proceeds from exercise of stock options ......................................                 1,939,528                    796,710
Proceeds from exercise of warrants ...........................................                        --                    738,492
Repayment of borrowings ......................................................              (110,573,607)                  (899,735)
Repayment of capital lease obligations .......................................                (1,712,012)                (2,491,877)
Distributions to minority shareholder ........................................                (1,573,350)                (4,931,359)
                                                                                           --------------            ---------------

Net cash provided by (used in) financing activities ..........................               155,453,591                 (6,787,769)
                                                                                           --------------            ---------------

Net increase (decrease) in cash and cash equivalents .........................               182,710,650                (54,288,821)

Cash and cash equivalents, beginning of period ...............................                52,903,479                115,283,519
                                                                                           --------------            ---------------

Cash and cash equivalents, end of period .....................................             $ 235,614,129              $  60,994,698
                                                                                           ==============            ===============

Supplemental disclosures of cash flow information
Interest paid ................................................................             $   7,725,774              $   5,426,422
Income taxes paid ............................................................             $   1,050,000              $          --




            See notes to condensed consolidated financial statements

                                 IDT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IDT Corporation and subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 31, 2000 are not necessarily indicative of the results that may be expected for the year ending July 31, 2000. The balance sheet at July 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 1999, as filed with the Securities and Exchange Commission.

Note 2--Recently Issued Accounting Standards

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal years beginning after June 15, 2000. The Company believes that the adoption of this standard will not have a material effect on the Company's consolidated results of operations or financial position due to their limited use of derivative instruments.

Note 3--Business Segment Information

       Operating results and other financial data presented for the principal business segments of the Company are as follows ($ in thousands):



                                                 Wholesale               Retail
                                             Telecommunications    Telecommunications   Internet  Internet
                                                  Services              Services        Services Telephony   Ventures    Total
                                                  --------              --------        -------- ----------  --------    -----
Three months ended January 31, 2000
Total segment revenue......................       $ 132,348           $ 136,028         $ 3,348   $ 15,509    $   --    $ 287,233
Less: revenues between segments............           4,687               3,137             300      3,590        --       11,714
                                                  ---------           ---------         -------   --------     -------  ---------
Total unaffiliated revenue.................         127,661             132,891           3,048     11,919        --      275,519
Income (loss) from operations..............           5,663               4,696          (3,585)   (13,699)     (2,983)    (9,908)
                                                  =========           =========         =======    =======    ========  =========
Three months ended January 31, 1999
Total segment revenue......................          52,673              94,396           4,580      7,466        --      159,115
Less: revenues between segments............          (2,200)                --              300        274        --       (1,626)
                                                  ---------           ---------         -------   --------     -------  ---------
Total unaffiliated revenue.................          54,873              94,396           4,280      7,192        --      160,741
Income (loss) from operations..............           3,191               5,026          (2,314)    (1,800)       --        4,103
                                                  =========           =========         =======    =======    ========  =========
Six months ended January 31, 2000
Total segment revenue......................       $ 273,769           $ 266,728         $ 6,848   $ 28,609    $   --    $ 575,954
Less: revenues between segments............           8,287               3,137             300      5,290        --       17,014
                                                  ---------           ---------         -------   --------     -------  ---------
Total unaffiliated revenue.................         265,482             263,591           6,548     23,319        --      558,940
Income (loss) from operations..............          11,067               9,397          (7,185)   (22,999)     (2,983)   (12,703)
                                                  =========           =========         =======    =======    ========  =========
Six months ended January 31, 1999
Total segment revenue......................       $ 103,251           $ 169,696         $ 8,880   $ 13,166    $   --    $ 294,993
Less: revenues between segments............            --                   --              300        674        --          974
                                                  ---------           ---------         -------   --------    -------   ---------
Total unaffiliated revenue.................         103,251             169,696           8,580     12,492        --      294,019
Income (loss) from operations..............          10,801              10,825          (4,114)    (3,700)       --       13,812
                                                  =========           =========         =======    =======    ========  =========

Note 4--Property, Plant and Equipment

    Property, plant and equipment consists of the following ($ in thousands):



                                                                  January 31, 2000   July 31, 1999
                                                                  ----------------   -------------
Equipment..............................................             $ 166,197           $117,547
Computer software......................................                24,655             21,515
Leasehold improvements.................................                 7,239              3,651
Furniture and fixtures.................................                 4,613              2,447
Land and building......................................                 6,327              6,312
                                                               --------------      -------------
                                                                      209,031            151,472
Less: Accumulated depreciation and amortization........               (50,932)           (37,349)
                                                               --------------      -------------
                                                                    $ 158,099           $114,123
                                                               ==============      =============


                                 IDT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Note 5--Legal Proceedings and Contingencies

       In January 1997, six former employees alleging employment discrimination commenced a suit in New Jersey Superior Court, Bergen County. Howard S. Jonas, the Chairman and Chief Executive Officer of the Company, has also been named as a defendant in the action. The action claims that the Company has made hiring and promotion decisions based upon the religious backgrounds of the relevant individuals, in violation of federal and state law. The complaint seeks compensatory and punitive damages in an unspecified amount and also seeks statutory multiples of damages. All of the claims arising under federal law were dismissed by the Court in New Jersey Superior Court, Bergen County, leaving the plaintiffs with only the remedies available under state law. Further, the Court granted the Company permission to file counterclaims against all plaintiffs for the alleged unlawful taking of business records. The Company filed such counterclaims in October 1998. Discovery is continuing and a trial date has not been scheduled.

       In October 1999, Union Telecard Alliance, LLC ("Union"), a subsidiary of the Company, commenced an action against DigiTEC 2000, Inc. ("DigiTEC") and TecNet, Inc. ("TecNet") in the Supreme Court of the State of New York, County of New York, alleging damages of approximately $725,000.00 based upon, among other things, non-payment for prepaid calling cards. DigiTEC and TecNet have answered the complaint, and DigiTEC has asserted a third-party claim against the Company seeking damages of $2.5 million dollars based upon the Company's alleged breach of a settlement agreement between the Company and DigiTEC which had resolved a prior litigation between those parties.

       In February 2000, IDT Europe B.V.B.A., a subsidiary of the Company, filed a complaint against Tyco Group S.A.R.L. ("Tyco") and Tyco Submarine Systems, Ltd. ("TSSL") in the United States District Court in Newark, New Jersey, alleging breach of implied covenant of good faith and fair dealing and breach of contract for breaching a Memorandum of Understanding and Instruction to Proceed entered into on November 9, 1999. The Company is seeking to enjoin and restrain Tyco and TSSL from undertaking contrary business activity inconsistent with the Memorandum of Understanding and Instruction to Proceed and is seeking compensatory, consequential and punitive damages. The court has set March 24, 2000 as the date in which both Tyco and TSSL must file an answer.

       In February 2000, Multi-Tech Systems, Inc. ("Multi-Tech") filed suit against Net2Phone, Inc. ("Net2Phone"), a subsidiary of the Company, and other companies in the United States Federal District Court in Minneapolis, Minnesota. In its press release, Multi-Tech stated that "the defendant companies are infringing because they are providing the end users with the software necessary to simultaneously transmit voice and data on their computers in the form of making a phone call over the Internet." Net2Phone intends to defend the lawsuit vigorously. Net2Phone believes that the Multi-Tech claims are without merit. However, should a judge issue an injunction against Net2Phone requiring that Net2Phone cease distributing its software or providing its software-based services, such an injunction could have an adverse effect on Net2Phone's business.

       The Company is subject to other legal proceedings and claims, which have arisen in the ordinary course of its business and have not been finally adjudicated. Although there can be no assurances in this regard, in the opinion of the Company's management, such proceedings, as well as the aforementioned actions, will not have a material adverse effect on results of operations or the financial condition of the Company.

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

Overview

      The Company is a leading facilities-based multinational telecommunications carrier that provides its wholesale and retail customers with integrated and competitively priced international and domestic long distance telecommunications service, Internet access and, through its Net2Phone products and services, Internet telephony services. The Company delivers these services over a high-quality network consisting of 70 Company owned switches in the U.S. and Europe, owned and leased capacity on 23 undersea fiber optic cables and capacity on 7 dedicated satellite transponders. In addition, the Company obtains additional transmission capacity from other carriers.

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

Six Months Ended January 31, 2000 Compared to Six Months Ended January 31, 1999

Results of Operations

      Revenue. Revenue increased 90.1%, from approximately $294.0 million for the six months ended January 31, 1999 to approximately $558.9 million for the six months ended January 31, 2000. Telecommunications revenues increased 93.8%, from approximately $272.9 million for the six months ended January 31, 1999 to approximately $529.1 million for the six months ended January 31, 2000. Internet access revenues decreased 23.7%, from approximately $8.6 million for the six months ended January 31, 1999 to approximately $6.5 million for the six months ended January 31, 2000. Internet telephony revenues increased 86.7%, from approximately $12.5 million for the six months ended January 31, 1999 to approximately $23.3 million for the six months ended January 31, 2000.

      Telecommunications revenue increased primarily as a result of an 84.0% increase in minutes of use from approximately 1.11 billion for the six months ended January 31, 1999 to approximately 2.04 billion for the six months ended January 31, 2000. The increase in minutes was primarily due to the addition of wholesale carrier service clients, increased usage by existing clients, and increased marketing of the Company's prepaid calling cards. The addition of wholesale carrier services clients, increased use by existing clients and the inclusion of $20 million in revenue for the quarter ended October 31, 1999 related to a one-time tariff opportunity resulted in an increase in wholesale telecommunications revenues of 157.1%, from approximately $103.3 million for the six months ended January 31, 1999 to approximately $265.5 million for the six months ended January 31, 2000. As a percentage of telecommunications revenue, wholesale telecommunications revenue increased from approximately 37.8% to approximately 50.2% period to period. Revenue from retail telecommunications services increased 55.3%, from approximately $169.7 million for the six months ended January 31, 1999 to approximately $263.6 million for the six months ended January 31, 2000 as a result of increased marketing efforts for the Company's prepaid calling cards. Prepaid calling card sales as a percentage of retail telecommunication services revenue increased from 90.4% for the six months ended January 31, 1999 to 94.2% for the six months ended January 31, 2000. As a percentage of overall telecommunications revenue, retail telecommunications revenue decreased from approximately 62.2% to approximately 49.8% period to period.

      As a percentage of total revenue, Internet access revenue decreased from approximately 2.9% for the six months ended January 31, 1999 to approximately 1.2% for the six months ended January 31, 2000. This was due primarily to decreased revenue caused by the contribution of the majority of the Company's dial-up subscribers to the joint venture formed with Terra Networks, S.A. during the quarter ended October 31, 1999 as well as the substantial increase in telecommunications revenue during the same period.

      Internet telephony revenue as a percentage of total revenue was 4.2% for the six months ended January 31, 2000, representing a slight decrease from 4.3% for the six months ended January 31, 1999. The increase in Internet telephony revenue, in dollar terms, was primarily due to an increase in billed minutes of use resulting from increased marketing of the Company's Internet telephony products and services.

      Direct Cost of Revenue. The Company's direct cost of revenue increased by 98.1%, from approximately $227.7 million for the six months ended January 31, 1999 to approximately $451.0 million for the six months ended January 31, 2000. As a percentage of total revenue, these costs increased from 77.4% for the six months ended January 31, 1999 to 80.7% for the six months ended January 31, 2000. The dollar increase is due primarily to increases in underlying carrier and connectivity costs, as the Company's telecommunications minutes of use, and associated revenues, grew substantially. As a percentage of total revenue, the increase in direct costs reflects lower gross margins associated with wholesale telecommunications services as compared to retail telecommunications services as well as the lower gross margins related to telecommunications revenue as compared with Internet access services.

      Selling, General and Administrative. Selling, general and administrative costs increased 158.1%, from approximately $40.8 million for the six months ended January 31, 1999 to approximately $105.3 million for the six months ended January 31, 2000. As a percentage of total revenue, these costs increased from 13.9% for the six months ended January 31, 1999 to 18.9% for the six months ended January 31, 2000. This increase is due primarily to increased international debit card distribution costs, increased sales and marketing efforts for retail services, including prepaid calling cards and domestic and international long distance and for Net2Phone, as well as increased salaries, facilities costs and professional fees related to the expansion of the Company's infrastructure to facilitate its rapid sales growth. Also included in selling, general and administrative costs for the six months ended January 31, 2000 is approximately $3.0 million in costs associated with the Company's IDT Ventures division, which has several innovative telecommunications and Internet related businesses under various stages of development, and approximately $5.2 million of non-cash compensation as a result of option grants made by our Net2Phone subsidiary.

      Depreciation and Amortization. Depreciation and amortization increased 30.6%, from approximately $11.7 million for the six months ended January 31, 1999 to approximately $15.3 million for the six months ended January 31, 2000. As a percentage of revenue, these costs decreased from 4.0% for the six months ended January 31, 1999 to 2.7% for the six months ended January 31, 2000. These costs increased, in dollar terms, primarily as a result of the Company's higher fixed asset base during the six months ended January 31, 2000 as compared with the six months ended January 31, 1999, reflecting the Company's efforts to expand its telecommunications network infrastructure and other facilities. The Company anticipates that depreciation and amortization costs will continue to increase as the Company continues to add to its asset base, allowing it to implement its growth strategy.

      Income from Operations. The Company recorded a loss from operations of approximately $12.7 million for the six months ended January 31, 2000, compared to income from operations of approximately $13.8 million for the six months ended January 31, 1999. Income from operations for the Company's telecommunications business (after the effect of minority interests) declined to approximately $18.8 million for the six months ended January 31, 2000 from approximately $19.4 million for the six months ended January 31, 1999. As a percentage of telecommunication revenue, income from operations for the telecommunications business decreased to 3.6% for the six months ended January 31, 2000 from 7.1% for the six months ended January 31, 1999 due primarily to decreased margins in the carrier wholesale and retail telecommunications businesses, and an increase in sales and marketing costs for retail telecommunications services.

      Loss from operations for the Company's Internet access business increased to approximately $7.2 million for the six months ended January 31, 2000 from approximately $4.1 million for the six months ended January 31, 1999. The increased loss is primarily due to the decrease in revenue caused by the contribution of the majority of the Company's dial-up subscribers to the joint venture formed with Terra

Networks, S.A. during the quarter ended October 31, 1999, lower gross margins and an increase in marketing expenses.

      Loss from operations of the Net2Phone subsidiary increased to approximately $23.4 million for the six months ended January 31, 2000, compared to a loss of approximately $3.7 million for the six months ended January 31, 1999. This increase is due primarily to a substantial increase in selling, general and administrative expenses incurred as Net2Phone expanded distribution relationships, corporate infrastructure and human resources as well as the non-cash compensation charge of $5.2 million described above.

      Other income. Included in other income for the six months ended January 31, 2000 is $120.7 million in gains recognized by the Company under Staff Accounting Bulletin No. 51 in conjunction with Net2Phone's sale of shares in its Initial Public and Secondary Offerings in August 1999 and December 1999, respectively, and a realized gain of $105.8 million on the Company's sale of 2.2 million Net2Phone shares as part of Net2Phone's Secondary Offering.

      Income Taxes. The Company recorded income tax expense of approximately $94.6 million for the six months ended January 31, 2000, compared to approximately $4.8 million for the six months ended January 31, 1999. Income tax benefit of approximately $1.3 million for the six months ended January 31, 2000, and approximately $0.5 million for the six months ended January 31, 1999 related to the tax deduction upon the exercise of stock options was recorded directly into additional paid-in capital.

Three Months Ended January 31, 2000 Compared to Three Months Ended January 31, 1999

Results of Operations

      Revenue. Revenue increased 71.4%, from approximately $160.7 million for the three months ended January 31, 1999 to approximately $275.5 million for the three months ended January 31, 2000. Telecommunications revenue increased 74.6%, from approximately $149.2 million for the three months ended January 31, 1999 to approximately $260.6 million for the three months ended January 31, 2000. Internet access revenue decreased 30.4%, from approximately $4.3 million for the three months ended January 31, 1999 to approximately $3.0 million for the three months ended January 31, 2000. Internet telephony revenue increased 66.0%, from approximately $7.2 million for the three months ended January 31, 1999 to approximately $11.9 million for the three months ended January 31, 2000.

       Telecommunications revenue increased primarily as a result of a 57.8% increase in minutes of use from approximately 638.2 million for the three months ended January 31, 1999 to approximately 1.01 billion for the three months ended January 31, 2000. The increase in minutes was primarily due to the addition of wholesale carrier service clients, increased usage by existing clients, and increased marketing of the Company's prepaid calling cards. The addition of wholesale carrier services clients and increased use by existing clients resulted in an increase in wholesale telecommunications revenues of 133.0%, from approximately $54.8 million for the three months ended January 31, 1999 to approximately $127.7 million for the three months ended January 31, 2000. As a percentage of telecommunications revenue, wholesale telecommunications revenue increased from approximately 36.7% to approximately 49.0% period to period. Revenue from retail telecommunications services increased 40.7%, from approximately $94.4 million for the three months ended January 31, 1999 to approximately $132.9 million for the three months ended January 31, 2000 as a result of increased marketing efforts for the Company's prepaid calling cards. Prepaid calling card sales as a percentage of retail telecommunication services revenue increased from 91.2% for the three months ended January 31, 1999 to 95.4% for the three months ended January 31, 2000. As a percentage of overall telecommunications revenue, retail telecommunications revenue decreased from approximately 63.3% for the three months ended January 31, 1999 to approximately 51.0% for the three months ended January 31, 2000.

      As a percentage of total revenue, Internet access revenue decreased from approximately 2.7% for the three months ended January 31, 1999 to approximately 1.1% for the three months ended January 31, 2000. This was due primarily to decreased revenue caused by the contribution of the majority of the Company's dial-up subscribers to the joint venture formed with Terra Networks, S.A. during the quarter ended October 31, 1999 as well as the substantial increase in telecommunications revenues during the same period.

       Internet telephony revenue as a percentage of total revenue amounted to 4.3% for the three months ended January 31, 2000, a slight decrease from 4.5% for the three months ended January 31, 1999. The increase in Internet telephony revenue, in dollar terms, was primarily due to an increase in billed minutes of use resulting from increased marketing of the Company's Internet telephony products and services.

       Direct Cost of Revenue. The Company's direct cost of revenue increased by 74.4% from approximately $126.6 million for the three months ended January 31, 1999 to approximately $220.8 million for the three months ended January 31, 2000. As a percentage of total revenue, these costs increased from 78.8% for the three months ended January 31, 1999 to 80.1% for the three months ended January 31, 2000. The dollar increase is due primarily to increases in underlying carrier and connectivity costs, as the Company's telecommunications minutes of use, and associated revenues, grew substantially. As a percentage of total revenue, the increase in direct costs reflects lower gross margins associated with wholesale telecommunications services as compared to retail telecommunications services as well as the lower gross margins related to telecommunications revenue as compared with Internet access services.

       Selling, General and Administrative. Selling, general and administrative costs increased 138.8%, from approximately $23.8 million for the three months ended January 31, 1999 to approximately $56.7 million for the three months ended January 31, 2000. As a percentage of total revenue, these costs increased from 14.8% for the three months ended January 31, 1999 to 20.6% for the three months ended January 31, 2000. This increase is due primarily to increased international debit card distribution costs, increased sales and marketing efforts for retail services, including prepaid calling cards and domestic and international long distance and for Net2Phone, as well as increased salaries, facilities costs and professional fees related to the expansion of the Company's infrastructure to facilitate its rapid sales growth. Also included in selling, general and administrative costs for the three months ended January 31, 2000 is approximately $3.0 million in costs associated with the Company's IDT Ventures division, which has several innovative telecommunications and internet related businesses under various stages of development, and approximately $2.3 million of non-cash compensation as a result of option grants made by our Net2Phone subsidiary.

       Depreciation and Amortization. Depreciation and amortization increased 25.8%, from approximately $6.3 million for the three months ended January 31, 1999 to approximately $7.9 million for the three months ended January 31, 2000. As a percentage of revenue, these costs decreased from 3.9% for the three months ended January 31, 1999 to 2.9% for the three months ended January 31, 2000. These costs increased, in dollar terms, primarily as a result of the Company's higher fixed asset base during the three months ended January 31, 2000 as compared with the three months ended January 31, 1999, reflecting the Company's efforts to expand its telecommunications network infrastructure and other facilities. The Company anticipates that depreciation and amortization costs will continue to increase as the Company continues to add to its asset base, allowing it to implement its growth strategy.

       Income from Operations. The Company recorded a loss from operations of approximately $9.9 million for the three months ended January 31, 2000, compared to income from operations of approximately $4.1 million for the three months ended January 31, 1999. Income from operations for the Company's telecommunications business (after the effect of minority interests) increased from approximately $7.7 million for the three months ended January 31, 1999 to approximately $9.8 million for the three months ended January 31, 2000. As a percentage of telecommunication revenue, income from operations for the telecommunications business decreased to 3.8% for the three months ended January 31, 2000 from 5.2% for the three months ended January 31, 1999, due primarily to decreased margins in the carrier wholesale business, and an increase in sales and marketing costs for retail telecommunications services.

      Loss from operations for the Company's Internet access business increased to approximately $3.6 million for the three months ended January 31, 2000 from approximately $2.4 million for the three months ended January 31, 1999. The increased loss is primarily due to the decrease in revenue caused by the contribution of the majority of the Company's dial-up subscribers to the joint venture formed with Terra Networks, S.A. during the quarter ended October 31, 1999 coupled with lower gross margins.

       Loss from operations of the Net2Phone subsidiary increased to approximately $14.1 million for the three months ended January 31, 2000, compared to a loss of approximately $1.8 million for the three months ended January 31, 1999. This increase is due primarily to a substantial increase in selling, general and administrative expenses incurred as Net2Phone expanded distribution relationships, corporate infrastructure and human resources as well as the non-cash compensation charge of $2.3 million described above.

       Other income. Included in other income for the three months ended January 31, 2000 is $76.8 million in gains recognized by the Company under Staff Accounting Bulletin No. 51 in conjunction with Net2Phone's sale of shares in its Secondary Offering in December 1999, and a realized gain of $105.8 million on the Company's sale of 2.2 million Net2Phone shares as part of Net2Phone's Secondary Offering.

       Income Taxes. The Company recorded income tax expense of approximately $75.7 million for the three months ended January 31, 2000, compared to approximately $1.4 million for the three months ended January 31, 1999. Income tax benefit of approximately $0.5 million for the three months ended January 31, 2000, and approximately $0.2 million for the three months ended January 31, 1999 related to the tax deduction upon the exercise of stock options was recorded directly into additional paid-in capital.

       Extraordinary Item. The Company recorded an after-tax extraordinary loss of approximately $3.0 million related to the extinguishment of debt during the three months ended January 31, 2000.


Liquidity and Capital Resources

General

       Historically, the Company has satisfied its cash requirements through a combination of cash flow from operating activities, sales of equity and debt securities and borrowings from third parties. Additionally, the Company, including Net2Phone, received approximately $6.2 million upon the exercise of stock options in the six months ended January 31, 2000.

       In May 1999, the Company entered into a credit agreement with a syndicate of lenders whereby these institutions committed to provide a $160 million credit facility that included term loans in an aggregate amount of up to $135 million and revolving loans in an amount of up to $25 million and an additional uncommitted amount of up to $100 million. The Company used the proceeds from the initial borrowings under the credit facility of $108.1 million to purchase more than 99% of its outstanding 8.75% Senior Notes due 2006, together with accrued and unpaid interest, in connection with its tender offer for these securities. During the quarter ended January 31, 2000, the Company paid off the outstanding indebtedness under the facility of $108.1 million, plus fees and accrued and unpaid interest.

       As of January 31, 2000, the Company had cash, cash equivalents and marketable securities of approximately $316.5 million and working capital of approximately $353.7 million. The Company generated negative cash flow from operating activities of approximately $41.1 million during the six months ended January 31, 2000, compared with cash flow from operating activities of approximately $4.6 million during the six months ended January 31, 1999. The Company's cash flow from operations varies significantly from quarter to quarter, depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable. Accounts receivable, accounts payable and accrued expenses have increased from period to period as the Company's businesses have grown.

       The Company's capital expenditures were approximately $34.6 million for the six months ended January 31, 2000, compared to approximately $22.2 million for the six months ended January 31, 1999, as the Company expanded its international and domestic telecommunications network infrastructure. The Company financed a portion of its capital expenditures through capital leases and notes payable.

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

       IDT's European telecommunications operations continue to account for an increasing proportion of overall telecommunications revenue. Recognizing the significant opportunities offered by the rapidly evolving European telecommunications market, the Company intends to expand its network in Europe to further develop its operations in that region. Such expansion may initially have a negative impact on the Company's gross margins over the next two to three quarters.

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

       In August 1999, Net2Phone completed its Initial Public Offering of 6.2 million shares, receiving approximately $85.2 million in net proceeds. At that time, the Series A Preferred Stock was converted into Class A Common Stock. The Company recognized a pre-tax gain of approximately $44.0 million as a result of this transaction.

       In December 1999, Net2Phone completed a Secondary Offering of 6.3 million shares, receiving approximately $177.9 million in net proceeds. As part of the Secondary Offering, the Company sold 2.2 million Net2Phone shares, yielding approximately $115.4 million in net proceeds. Subsequent to the sale of these shares, the Company used approximately $108.1 million of the proceeds to pay off the outstanding balance of its bank credit facility.

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

       The Company believes that, based upon its present business plan, the Company's existing cash resources, expected cash flow from operating activities and access to credit facilities will be sufficient to meet its currently anticipated working capital and capital expenditure requirements for at least the next twelve months. If the Company's growth exceeds current expectations or if the Company acquires the business or assets of another company, or if the Company's cash flow from operations after the end of such period is insufficient to meet its working capital and capital expenditure requirements, the Company will need to raise additional capital from equity or debt sources. There can be no assurance that the Company will be able to raise such capital on favorable terms or at all. If the Company is unable to obtain such additional capital, the Company may be required to reduce the scope of its anticipated expansion, which could have a material adverse effect on the Company's business, financial condition or results of operations.

Year 2000

       Prior to January 1, 2000, the Company reviewed and evaluated the possible effects of the Year 2000 issue upon its installed computer systems, network systems and software applications. The Year 2000 issue involved the fact that many computers and applications define dates by the last two digits of the year and "00" would possibly not be properly recognized by such programs as the year 2000. The Company dedicated the time and resources it deemed appropriate to address and correct potential Year 2000 problems.

       In response to the Year 2000 issue, the Company established a Year 2000 compliance committee (the "Committee") to eliminate any possible disruptions in services and operations due to the date change in the Year 2000. The Committee developed a plan to identify and repair any systems that may be affected by the Year 2000. The plan consisted of (1) identifying and inventorying all systems;
(2) assessing and testing the systems for Year 2000 compliance; (3) modifying, upgrading or replacing any non-compliant systems; and (4) testing the corrected systems to ensure compliance.

       The Committee implemented this plan throughout the company and, in addition to reviewing its own systems, the Company initiated inquiries and submitted requests to its third-party vendors and service providers to obtain information regarding their compliance with the Year 2000. Furthermore, as a result of the Company's focus on the testing and remediation of its switching facilities, its network operations through which it provides communications services to its customers, were not disrupted by the Year 2000.

       Inventory, assessment, remediation and testing of software applications and hardware systems, including network systems, was substantially completed. The Company completed the modification, updating or replacement of any systems that to its knowledge were not Year 2000 compliant in November 1999. Testing of the corrected systems has been implemented and will continue on an ongoing basis through October 2000 due to the date October 10, 2000, being the first occurrence of a date requiring the use of eight digits to define the date.

       The Company is confident that its own network systems are Year 2000 compliant due to the nature and extent of the testing the Company conducted and continues to implement on such systems.

European Currency Conversion

       In January 1999, a new currency called the "euro" was introduced in certain Economic and Monetary Union ("EMU") countries. The EMU countries adopted the euro as their common legal currency, and through January 1, 2002, both the existing national currency of the respective EMU country and the euro will be accepted as legal currency. Beginning in 2002, all EMU countries are expected to operate with the euro as their single currency. Uncertainty exists as to the effect the euro currency will have on the market for international telecommunications services. Additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the euro currency. IDT's management is still evaluating the effect that the introduction of the euro will have on its business, but it does not anticipate, based on information currently available, that the euro will have a material adverse impact on the Company's operations and sales.


CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
---------------------------------------------------------

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words "believes," "anticipates," "expects," and similar words and phrases. Such forward-looking statements include, among other things, the Company's plans to implement its growth strategy, improve its financial performance, expand its infrastructure, develop new products and services, expand its customer base and enter international markets, and the possible outcome of litigation relating to the Company. Such forward-looking statements also include the Company's expectations concerning factors affecting the markets for its products, such as changes in the U.S. and the international regulatory environment and the demand for long-distance telecommunications, Internet access and Internet telephony services. Actual results could differ from those projected in any forward-looking statements. The forward-looking statements are made as of the date of this Report, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth herein and the other information set forth from time to time in the Company's reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including the Company's Annual Report on Form 10-K, for the year ended July 31, 1999.

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

       Incorporated by reference from Part I, Item I, Financial Statements, Note 4 captioned "Legal Proceedings and Contingencies."


Item 2. Changes in Securities

       None


Item 3. Defaults Upon Senior Securities

       None


Item 4. Submission of Matters to a Vote of Security Holders

       The Company's Annual Meeting of Stockholders (the "Meeting") was held on December 9, 1999. The following matters were submitted to the Company's stockholders for their vote, and the results of the vote taken at the Meeting were as follows:

1. Four of the Company's Class I Directors were reelected for a term of three years.

       (a)   James A. Courter:       50,668,704 votes for; 438,404 votes against;
       (b)   J. Warren Blaker:       50,667,745 votes for; 438,363 votes against;
       (c)   Marc E. Knoller:        50,668,745 votes for; 438,363 votes against; and
       (d)   Elmo R. Zumwalt, Jr.:   50,668,704 votes for; 438,404 votes against.

2. An amendment to the Company's 1996 Stock Option and Incentive Plan, as amended and restated (the "Plan") were ratified. The amendment authorized an additional 1,500,000 shares of the Company's Common Stock for grants under the Plan.

     48,753,835 votes for;     2,276,289 votes against;      76,984 abstentions.

3. The appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending July 31, 2000 was ratified.

     50,865,223 votes for;      209,131 votes against;       32,754 abstentions.


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

10.23(12)           Assignment Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

10.24(12)           Tax Sharing and Indemnification Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

10.25(12)           Separation Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.


10.26(12)           Co-location and Facilities Management Services Agreement, dated as of May 20, 1999, by and between Registrant and Net2Phone, Inc.

10.27*              Lease of 520 Broad Street, Newark, New Jersey.

10.28*              Amendment to Lease of 520 Broad Street, Newark, New Jersey.

27.01*              Financial Data Schedule.
        _________
  *    filed herewith
  (1)  Incorporated by reference to Form S-1 filed February 21, 1996 file no. 333-00204.
  (2)  Incorporated by reference to Form S-1 filed January 9, 1996 file no. 333-00204.
  (3)  Incorporated by reference to Form S-8 filed January 14, 1996 file no. 333-19727.
  (4)  Incorporated by reference to Form S-1 filed March 8, 1996 file no. 333-00204.
  (5)  Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1997, filed October 29, 1997.
  (6)  Incorporated by reference to Form S-1 filed March 14, 1996 file no. 333-00204.
  (7)  Incorporated by reference to Form 10-K/A for the fiscal year ended July 31, 1997, filed February 2, 1998.
  (8)  Incorporated by reference to Form 8-K filed April 22, 1998.
  (9)  Incorporated by reference to Form 10-K/A for the fiscal year ended July 31, 1998, filed December 4, 1998.
 (10)  Incorporated by reference to Form 10-Q for the fiscal quarter ended January 31, 1999, filed March 17, 1999.
 (11)  Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1999, filed June 14, 1999.
 (12)  Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1999, filed November 4, 1999.

       (b)  Reports on Form 8-K.

            None.

                                 IDT CORPORATION

                                    FORM 10-Q

                                January 31, 2000


                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IDT CORPORATION



March 16, 2000                          By: /s/   HOWARD S. JONAS
--------------
   Date
                                        ------------------------------
                                        Howard S. Jonas
                                        Chairman of the Board
                                        and Chief Executive Officer
                                        (Principal Executive Officer)



March 16, 2000                          By: /s/   STEPHEN R. BROWN
--------------
   Date
                                        ------------------------------
                                        Stephen R. Brown
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)