Form 10-Q
period 2000-04-30
IDT CORP
filed 2000-06-14
CIK 1005731

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended April 30, 2000

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


Common Stock, $.01 par value - 26,905,041 shares as of June 13, 2000
Class A Common Stock, $.01 par value - 9,969,733 shares as of June 13, 2000 (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                                IDT CORPORATION



                                Table Of Contents


PART I.  FINANCIAL INFORMATION


     Item 1.  Financial Statements (Unaudited)...........................................................................3


               Condensed Consolidated Balance Sheets as of April 30, 2000
                  and July 31, 1999......................................................................................3


               Condensed Consolidated Statements of Income for the nine months and three months ended April 30, 2000 and 1999.........................................................4


               Condensed Consolidated Statements of Comprehensive Income for the nine months and three months ended April 30, 2000 and 1999.........................................................5


               Condensed Consolidated Statements of Cash Flows for the
                  nine months ended April 30, 2000 and 1999..............................................................6


               Notes to Condensed Consolidated Financial Statements......................................................7


     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations....................12

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk...............................................22

PART II.       OTHER INFORMATION........................................................................................23


     Item 1.   Legal Proceedings........................................................................................23


     Item 2.   Changes in Securities....................................................................................23


     Item 3.   Defaults Upon Senior Securities..........................................................................23


     Item 4.   Submission of Matters to a Vote of Security Holders......................................................23


     Item 5.   Other Information........................................................................................23


     Item 6.   Exhibits and Reports on Form 8-K.........................................................................24


     SIGNATURES.........................................................................................................27

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)

                                 IDT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                       April 30, 2000  July 31, 1999
                                                                       --------------  -------------
                                                                         (Unaudited)      (Note 1)
Assets
Current assets:
    Cash and cash equivalents                                          $   100,113    $    52,903
    Marketable securities                                                   64,656         29,435
    Accounts receivable, net                                               164,064        106,146
    Investments - short term                                               181,152           --
    Investment in Terra Networks                                           232,042           --
    Notes receivable - current portion                                       1,700         18,968
    Other current assets                                                    75,615         36,311
                                                                       -----------    -----------
         Total current assets                                              819,342        243,763

  Property, plant and equipment, at cost, net                              185,708        114,123
  Trademark, net                                                             4,696          4,792
  Notes receivable - long-term portion                                       8,496          2,187
  Goodwill, net                                                             72,939         74,880
   Marketable securities - long term                                        72,961         48,435
   Investments - long term                                                  32,058         10,766
  Deferred tax assets, net                                                    --            1,309
  Other assets                                                              11,003         15,081
                                                                       -----------    -----------
         Total assets                                                  $ 1,207,203    $   515,336
                                                                       ===========    ===========

Liabilities and stockholders' equity
Current liabilities:
    Trade accounts payable                                             $    86,958    $    79,475
    Accrued expenses                                                         7,813          6,920
    Deferred revenue                                                         2,973          4,753
    Notes payable -- current portion                                        11,501          6,029
    Capital lease obligations -- current portion                            59,765          2,397
                                                                       -----------    -----------
         Total current liabilities                                         187,425        112,784
    Deferred tax liabilities, net                                          128,200           --
    Notes payable -- long-term portion                                       3,407        112,973
    Capital lease obligation -- long-term portion                           43,397         15,742
                                                                       -----------    -----------
         Total liabilities                                                 362,429        241,499

Minority interests                                                         324,125         20,432
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.01 par value; authorized shares -
    10,000,000; no shares issued                                                --             --
    Common stock, $.01 par value; authorized shares - 100,000,000;
    24,759,070 and 23,982,854 shares issued and outstanding at April
    30, 2000 and July 31, 1999, respectively                                   248            240
    Class A stock, $.01 par value; authorized shares - 35,000,000;
    9,969,733 and 10,029,758 shares issued and outstanding at April
    30, 2000 and July 31, 1999, respectively                                   100            100
    Loans to stockholders                                                     (251)          (251)
    Additional paid-in capital                                             286,670        278,744
    Accumulated other comprehensive income consisting of
     unrealized appreciation of investments, net of deferred taxes           7,196           --

    Accumulated earnings (deficit)                                         226,686        (25,428)
                                                                       -----------    -----------
         Total stockholders' equity                                        520,649        253,405
                                                                       -----------    -----------
         Total liabilities and stockholders' equity                    $ 1,207,203    $   515,336
                                                                       ===========    ===========


            See notes to condensed consolidated financial statements

                                 IDT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                      Nine Months Ended April 30,    Three Months Ended April 30,
                                                     ----------------------------    ----------------------------
                                                         2000            1999            2000            1999
                                                     ----------      ----------      ----------      ----------
Revenue ........................................   $    822,050    $    485,770    $    263,110    $    191,751

Costs and expenses:
    Direct cost of revenue .....................        661,617         377,849         210,634         150,183
    Selling, general and administrative ........        176,683          70,772          71,345          29,966
    Depreciation and amortization ..............         24,420          18,637           9,098           6,902
                                                     ----------      ----------      ----------      ----------
Total costs and expenses .......................        862,720         467,258         291,077         187,051
                                                     ----------      ----------      ----------      ----------
Income (loss) from operations ..................        (40,670)         18,512         (27,967)          4,700

Interest and other, net ........................        463,613              (9)        236,946            (153)
                                                     ----------      ----------      ----------      ----------
Income before income taxes,
   minority interests and
   extraordinary item ..........................        422,943          18,503         208,979           4,547

Provision for income taxes .....................        183,845           6,897          89,202           2,071
Minority interests .............................        (15,992)          2,605          (7,879)            420
                                                     ----------      ----------      ----------      ----------
Income before extraordinary item ...............        255,090           9,001         127,656           2,056

Extraordinary loss on retirement of debt, net of
   income taxes ................................          2,976            --              --              --
                                                     ----------      ----------      ----------      ----------
Net income .....................................   $    252,114    $      9,001    $    127,656    $      2,056
                                                     ==========      ==========      ==========      ==========
Income per share:
Income before extraordinary item:
    Basic ......................................   $       7.43    $       0.27    $       3.70    $       0.06
    Diluted ....................................   $       6.87    $       0.25    $       3.36    $       0.06
Extraordinary loss on retirement of debt, net of
  income taxes:
    Basic ......................................   $      (0.09)   $       --      $       --      $       --
    Diluted ....................................   $      (0.08)   $       --      $       --      $       --
Net income:
    Basic ......................................   $       7.34    $       0.27    $       3.70    $       0.06
                                                     ==========      ==========      ==========      ==========
    Diluted ....................................   $       6.79    $       0.25    $       3.36    $       0.06
                                                     ==========      ==========      ==========      ==========
Weighted average number of
    shares used in calculation of
    earnings per share - basic .................     34,334,185      33,431,628      34,540,247      33,648,800
                                                     ==========      ==========      ==========      ==========
Weighted average number of
      shares used in calculation of
      earnings per share - diluted .............     37,117,425      35,404,696      37,996,026      35,730,964
                                                     ==========      ==========      ==========      ==========

            See notes to condensed consolidated financial statements

                                 IDT CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)


                                                  Nine Months Ended April 30,   Three Months Ended April 30,
                                                  ---------------------------   ----------------------------
                                                      2000        1999                  2000       1999

Net income                                          $252,114   $  9,001               $127,656   $  2,056

Other comprehensive income:

Change in unrealized appreciation of investments,
net of deferred taxes                                  7,196       --                    7,196       --
                                                    --------   -------                --------   --------

Other comprehensive income                             7,196       --                    7,196       --
                                                    --------   -------                --------   --------


Comprehensive income                                $259,310   $  9,001               $134,852   $  2,056
                                                    ========   ========               ========   ========



            See notes to condensed consolidated financial statements

                                IDT CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                        Nine Months Ended April 30,
                                                        ---------------------------
                                                           2000         1999
Net cash used in operating activities ...............   $ (85,234)   $ (22,882)

Investing activities
Net proceeds from sale of Net2Phone common stock ....     115,434         --
Net collection (issuance) of notes receivable .......      10,959      (11,848)
Purchases of investments, net .......................     (40,881)     (22,613)
Purchases of property, plant and equipment ..........     (55,510)     (31,836)
Net purchases of marketable securities ..............     (59,748)        --
                                                        ---------    ---------
Net cash used in investing activities ...............     (29,746)     (66,297)

Financing activities
Proceeds from offerings of common stock by Net2Phone      261,189         --
Proceeds from exercise of stock options for Net2Phone       8,781         --
Proceeds from exercise of stock options .............       5,632        3,124
Proceeds from minority investment in subsidiary .....       5,000         --
Proceeds from exercise of warrants ..................        --            738
Distributions to minority shareholder ...............      (2,518)      (4,831)
Repayment of capital lease obligations ..............      (4,549)      (3,742)
Repayment of borrowings .............................    (111,345)      (1,374)
                                                        ---------    ---------
Net cash provided by (used in) financing activities .     162,190       (6,085)
                                                        ---------    ---------

Net increase (decrease) in cash and cash equivalents       47,210      (95,264)

Cash and cash equivalents, beginning of period ......      52,903      115,283
                                                        ---------    ---------

Cash and cash equivalents, end of period ............   $ 100,113    $  20,019
                                                        =========    =========

Supplemental disclosures of cash flow information
Interest paid .......................................   $   8,719    $  10,419
Income taxes paid ...................................   $   1,050    $      --

            See notes to condensed consolidated financial statements

                                 IDT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IDT Corporation and subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of IDT and all companies in which IDT has a controlling voting interest including Union Telecard Alliance, LLC ("Union") and Net2Phone, Inc. ("Net2Phone"), as if IDT and its subsidiaries were a single company. Significant intercompany accounts and transactions between the consolidated companies have been eliminated. Operating results for the three and nine month periods ended April 30, 2000 are not necessarily indicative of the results that may be expected for the year ending July 31, 2000. The balance sheet at July 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 1999, as filed with the Securities and Exchange Commission.

Note 2 - Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal years beginning after June 15, 2000. The Company believes that the adoption of this standard will not have a material effect on the Company's consolidated results of operations or financial position due to its limited use of derivative instruments.

Note 3--Business Segment Information

     Operating results and other financial data presented for the principal business segments of the Company are as follows ($ in thousands):

                                    Wholesale         Retail
                              Telecommunications Telecommunications Internet    Internet
                                     Services         Services      Services    Telephony      Ventures      Total

Three months ended April 30, 2000
Total segment revenue ...........   $ 127,880        $ 124,583    $   3,448    $  18,870            6    $ 274,787
Less: revenues between segments .       6,099              445          150        4,983         --         11,677

Total unaffiliated revenue ......     121,781          124,138        3,298       13,887            6      263,110
Income (loss) from operations ...       8,717           (5,667)      (3,971)     (18,108)      (8,938)     (27,967)
                                    =========        =========    =========    =========     ========    =========

Three months ended April 30, 1999
Total segment revenue ...........   $  75,381        $ 103,809    $   4,367    $   9,037        $--      $ 192,594

Less: revenues between segments .        --               --            150          693         --            843

Total unaffiliated revenue ......      75,381          103,809        4,217        8,344         --        191,751
Income (loss) from operations ...       4,285            3,554       (2,111)      (1,028)        --          4,700
                                    =========        =========    =========    =========     ========    =========

                                 IDT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

                                    Wholesale         Retail
                              Telecommunications Telecommunications Internet    Internet
                                     Services         Services      Services    Telephony      Ventures      Total
Nine months ended April 30, 2000
Total segment revenue ...........   $ 401,649         $ 391,311   $  10,296    $  47,479    $       6    $ 850,741
Less: revenues between segments .      14,386             3,582         450       10,273         --         28,690

Total unaffiliated revenue ......     387,263           387,729       9,846       37,206            6      822,050
Income (loss) from operations ...      19,784             3,729     (11,156)     (41,107)     (11,921)     (40,670)
                                    =========         =========   =========    =========    =========    =========

Nine months ended April 30, 1999
Total segment revenue ...........   $ 178,632         $ 273,505   $  13,247    $  22,303         --      $ 487,587
Less:  revenues between segments         --                --           450        1,367         --          1,817

Total unaffiliated revenue ......     178,632           273,505      12,797       20,836         --        485,770
Income (loss) from operations ...      15,087            14,380      (6,225)      (4,728)        --         18,512
                                    =========         =========   =========    =========    =========    =========



Note 4  - Property, Plant and Equipment

     Property, plant and equipment consists of the following ($ in thousands):

                                                     April 30, 2000        July 31, 1999
Equipment ..........................................     $ 195,171           $ 117,547
Computer software ..................................        27,903              21,515
Leasehold improvements .............................         9,217               3,651
Furniture and fixtures .............................         6,040               2,447
Land and building ..................................         6,327               6,312
                                                         ---------           ---------
                                                           244,658             151,472
Less: Accumulated depreciation and amortization.....       (58,950)            (37,349)
                                                         ---------           ---------
                                                         $ 185,708           $ 114,123
                                                         =========           =========

                                 IDT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Note 5--Legal Proceedings and Contingencies

     In October 1999, Union commenced an action against DigiTEC 2000, Inc. ("DigiTEC") and TecNet, Inc. ("TecNet") in the Supreme Court of the State of New York, County of New York, alleging damages of approximately $725,000 based upon, among other things, non-payment for prepaid calling cards. DigiTEC and TecNET have answered the complaint and DigiTEC has asserted a third-party claim against the Company seeking damages of $2.5 million dollars based upon the Company's alleged breach of a settlement agreement between the Company and DigiTEC which had resolved a prior litigation between those parties. The court adjourned the return date without assigning a specific return date for IDT to answer the Third-Party Complaint, subject to DigiTEC's right to make a written thirty day demand for an Answer.

     In February 2000, IDT Europe B.V.B.A., a subsidiary of the Company, filed a Complaint against Tyco Group S.A.R.L. ("Tyco") and Tyco Submarine Systems, Ltd. ("TSSL") in the United States District Court, Newark, New Jersey, alleging breach of implied covenant of good faith and fair dealing and breach of contract for breaching a Memorandum of Understanding and Instruction to Proceed entered into on November 9, 1999. The Company is seeking to enjoin and restrain Tyco and TSSL from undertaking contrary business activity inconsistent with the Memorandum of Understanding and Instruction to Proceed and is seeking compensatory, consequential and punitive damages. On March 24, 2000, Tyco filed an answer and a motion to dismiss the action for lack of subject matter jurisdiction and Tyco, TSSL, Tyco International Ltd., Tyco International (US) Inc., and Tycom Ltd. filed suit against IDT Europe B.V.B.A. and the Company in the Supreme Court for New York county. The suit alleges breach of contract and tortious interference with prospective business relations and seeks declaratory and/or injunctive relief. The plaintiffs are seeking compensatory damages in an undefined amount and punitive damages in the amount of $3 billion. On April 13, 2000, the Company filed a motion to dismiss the action for lack of personal jurisdiction and failure to state a claim, on which a hearing has been scheduled for June 19, 2000. On June 7, 1999, the United States District Court in Newark, New Jersey dismissed the Company's complaint for lack of federal court jurisdiction. On June 14, 2000, the Company filed a substantially similar action in the New Jersey state court.

     In February 2000, Multi-Tech Systems, Inc. ("Multi-Tech") filed suit against Net2Phone and other companies in the United States Federal District Court in Minneapolis, Minnesota. In its press release, Multi-Tech stated that "the defendant companies are infringing because they are providing the end users with the software necessary to simultaneously transmit voice and data on their computers in the form of making a phone call over the Internet." Net2Phone intends to defend the lawsuit vigorously. Net2Phone believes that the Multi-Tech claims are without merit. However, should a judge issue an injunction against Net2Phone requiring that Net2Phone cease distributing its software or providing its software-based services, such an injunction could have an adverse effect on Net2Phone's business. Net2Phone has filed an answer and a scheduling conference is planned for June 26, 2000.

     In January 1997, six former employees alleging employment discrimination commenced a suit in New Jersey Superior Court, Bergen County. Howard S. Jonas, the Chairman and Chief Executive Officer of the Company, was also named as a defendant in the action. The action claimed that the Company made hiring and promotion decisions based upon the religious backgrounds of the relevant individuals, in violation of federal and state law. The complaint sought compensatory and punitive damages in an unspecified amount and also sought statutory multiples of damages. All of the claims arising under federal law were dismissed by the Court in New Jersey Superior Court, Bergen County, leaving the plaintiffs with only the remedies available under state law. Further, the Court granted the Company permission to file counterclaims against all plaintiffs for the alleged unlawful taking of business records. The Company filed such counterclaims in October 1998. This suit has been resolved and a Stipulation of Dismissal with prejudice was filed on June 7, 2000.

                                 IDT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

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

Note 6--Significant Events

AT&T transaction

     On March 28, 2000, IDT entered into an agreement with AT&T Corporation ("AT&T") pursuant to which IDT will sell, and a consortium led by AT&T through a newly formed business entity ("Holdco") will purchase, 14.9 million shares of Class A Common Stock, par value $0.01 per share, of Net2Phone ("Class A Stock"), at a price of $75 per share. In addition, Holdco will purchase four million newly-issued shares of Class A Stock from Net2Phone at a price of $75 per share. Following these transactions, Holdco will have a 39% voting stake and a 32% economic stake in Net2Phone for a total cash investment of approximately $1.4 billion. These transactions will reduce IDT's voting stake in Net2Phone from its current 56% to 21% and its economic stake in Net2Phone from its current 45% to 17%.

     In addition, Holdco and IDT have reached an agreement that gives Holdco the right of first refusal to purchase IDT's remaining stake of 10 million shares of Class A Stock. If this right is exercised, Holdco will have a 60% voting interest and a 49% economic interest in Net2Phone. Holdco will also receive the option to convert IDT's remaining 10 million shares of Class A Stock into shares of Common Stock, par value $0.01 per share, of Net2Phone ("Common Stock"). Shares of Class A Stock have two votes per share, while shares of Common Stock have one vote per share.

     On March 3, 2000, AT&T entered into an agreement with IDT granting IDT an option, for a period of 180 days, to cause AT&T to purchase 2,040,817 shares of Class B Common Stock of IDT, at a price of $36.75 per share for an aggregate purchase price of approximately $75,000,000. The option is exercisable from April 2, 2000 until the earlier of (i) 180 days following March 3, 2000 and (ii) the date IDT sells at least 12,500,000 shares of Class A Stock, $0.01 par value, of Net2Phone to a current holder of shares of such Class A Stock of Net2Phone. The Class B Common Stock will carry 1/10 of a vote per share.

     For a period of 18 months, if Holdco buys shares of Class A Stock from another holder of shares of Class A Stock, IDT will have the option to cause Holdco to purchase up to 5 million additional shares of its Class A Stock on the same terms and conditions.

     AT&T and IDT have agreed to enter into various definitive commercial arrangements for a period of three years.

     Holdco shall have the right to nominate three members to the Board of Directors of Net2Phone. Until August 1, 2003 Holdco and IDT will agree to vote their shares in favor of mutually acceptable nominees to the Board of Directors of Net2Phone.

     Net2Phone will also grant each of AT&T and IDT a license to use Net2Phone's technologies in their own communications services.

     The transaction has been approved by the board of directors of AT&T, IDT and Net2Phone and is expected to close in August 2000. A special meeting of stockholders must approve amendments to the certificate of incorporation of Net2Phone authorizing an increase in the number of authorized shares of Class A Stock and an increase to the size of the Board of Directors. The transaction is also subject to the receipt of regulatory approvals and certain other conditions.

Liberty Media Group transaction

     IDT announced on March 27, 2000 that Liberty Media Group had agreed to purchase approximately 9.9% of the equity of IDT, equal to approximately 3,775,000 shares of IDT's common stock exchangeable for shares of Class B Common Stock. On June 6, 2000, Liberty Media Group completed the purchase of 3,728,949 shares of IDT's Common Stock at a price of $34.50 per share, resulting in total cash consideration of approximately $128.6 million. Liberty Media also has the right to nominate a director for election to the IDT Board of Directors.

                                 IDT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Terra Networks transaction

     In October 1999, IDT entered into a joint venture agreement with Terra Networks, S.A. ("Terra") pursuant to which the two parties formed two limited liability companies to provide Internet services and products to customers in the United States. One company was formed to provide internet access to customers and the other company was formed to develop and manage an internet portal that will provide content-based Internet services. IDT's 49% interest in the Internet access company was accounted for using the equity method of accounting. The equity method was used since IDT had significant influence, but less than a controlling voting interest. IDT's 10% interest in the Internet portal company was accounted for at cost. The cost method was used since IDT did not have a controlling voting interest, or an ownership or voting interest so large as to exert significant influence, and the venture was not publicly traded.

     On April 30, 2000, the Company sold its interests in the two joint ventures for the right to receive 3,750,000 shares of Terra common stock. The Company recognized a pre-tax gain of approximately $231.3 million in connection with this transaction for the quarter ended April 30, 2000.

Stock buyback program

     On May 17, 2000 the Company announced that its Board of Directors had authorized the repurchase of up to five million shares of the Company's common stock. As of June 13, 2000, the Company had repurchased 1,431,773 shares of common stock under the program for aggregate consideration of $43.5 million.

Net2Phone subsidiary stock sales

     During the course of the nine months ended April 30, 2000, the company recognized approximately $226.5 million in gains related to Net2Phone subsidiary stock sales as follows:

      . A $43.9 million pre-tax gain was recognized in August 1999 (first quarter of fiscal 2000) in connection with Net2Phone's intial public offering of 6.2 million shares of its common stock, at a price of $15.00 per share for net proceeds to Net2Phone of approximately $83.8 million, in accordance with the provisions of Staff Accounting Bulletin No. 51. Deferred taxes have been provided for this gain. IDT's ownership interest before and after the initial public offering was 85.14% and 56.24%, respectively.

      . A $76.8 million pre-tax gain was recognized in December 1999 (second quarter of fiscal 2000) in connection with Net2Phone's secondary offering of 6.3 million shares of its common stock, at a price of $55.00 per share for net proceeds to Net2Phone of approximately $177.4 million, in accordance with the provisions of Staff Accounting Bulletin No. 51. Deferred taxes have been provided for this gain.

      . A $105.8 million pre-tax gain was recognized in December 1999 (second quarter of fiscal 2000) in connection with IDT's sale of 2,200,000 shares of common stock of Net2Phone in Net2Phone's secondary, at a price of $55.00 per share for net proceeds of approximately $115.4 million. Current taxes have been provided for this gain. IDT's ownership interest before and after this transaction and the secondary (which occurred at the same time) was 56.24% and 47.97%, respectively.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the accompanying condensed consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999, as filed with the Securities and Exchange Commission.

Overview

     The Company is a leading facilities-based multinational telecommunications carrier that provides its wholesale and retail customers with integrated and competitively priced international and domestic long distance telecommunications service, Internet access and, through its Net2Phone subsidiary's products and services, Internet telephony services. The Company delivers these services over a high-quality network consisting of 70 Company owned switches in the U.S. and Europe, owned and leased capacity on 23 undersea fiber optic cables and capacity on 7 dedicated satellite transponders. In addition, the Company obtains additional transmission capacity from other carriers.

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

     In recent years, the Company has derived the majority of its revenues from its core telecommunications businesses, consisting primarily of wholesale carrier services and retail pre-paid calling cards. These businesses have also accounted for the bulk of the Company's operating expenses as well. Since the fourth quarter of Fiscal 1998, the Company has conducted wholesale carrier and pre-paid calling card operations in Europe. As the Company builds its European telecommunications operations, the Company expects to experience weaker gross margins and to incur significant sales and marketing expenses, which will have a negative impact on overall profitability over the next two to four quarters.

     The Company is also developing various new telecom and Internet related businesses. During the nine months ended April 30, 2000, the Company incurred approximately $11.9 million in development costs for these business ventures, which did not have any significant revenues. The Company anticipates that it will continue to incur significant costs related to these and other new ventures. The timing, and magnitude, of any revenues and/or operating profits to be realized from these new businesses remains uncertain.

     Within the wholesale carrier and pre-paid calling card business segments, the Company has experienced intense competition, which has served, over time, to reduce the average revenue per minute realized by the Company. In addition, this environment has led some of the Company's competitors to de-emphasize their wholesale carrier and/or pre-paid calling card operations, in order to focus on higher margin telecommunications businesses. The Company remains strongly committed to its wholesale carrier and pre-paid calling card businesses. However, the Company has experienced pricing and margin pressure in recent quarters. In addition, the Company's overall minutes of use began trending lower in August 1999, although overall minutes of use has begun to trend upward again since March 2000. The Company anticipates that it will continue to experience pricing and margin pressure in both its wholesale and retail businesses for at least the next few quarters.

Nine Months Ended April 30, 2000 Compared to Nine Months Ended April 30, 1999

Results of Operations

     Revenue. Revenue increased 69.2%, from approximately $485.8 million for the nine months ended April 30, 1999 to approximately $822.1 million for the nine months ended April 30, 2000.

Telecommunications revenues increased 71.4%, from approximately $452.1 million for the nine months ended April 30, 1999 to approximately $774.9 million for the nine months ended April 30, 2000. Internet services revenues decreased 23.1%, from approximately $12.8 million for the nine months ended April 30, 1999 to approximately $9.8 million for the nine months ended April 30, 2000. Internet telephony revenues increased 78.6%, from approximately $20.8 million for the nine months ended April 30, 1999 to approximately $37.2 million for the nine months ended April 30, 2000.

     Telecommunications revenue increased primarily as a result of a 64.0% increase in minutes of use from approximately 1.86 billion for the nine months ended April 30, 1999 to approximately 3.04 billion for the nine months ended April 30, 2000. The increase in minutes was primarily due to the addition of wholesale carrier service clients, increased usage by existing clients, and increased marketing of the Company's prepaid calling cards. The addition of wholesale carrier services clients, increased use by existing clients and the inclusion of $20 million in revenue for the quarter ended October 31, 1999 related to a one-time tariff opportunity resulted in an increase in wholesale telecommunications revenues of 116.7%, from approximately $178.6 million for the nine months ended April 30, 1999 to approximately $387.3 million for the nine months ended April 30, 2000. As a percentage of telecommunications revenue, wholesale telecommunications revenue increased from approximately 39.5% in the nine months ended April 30, 1999 to approximately 50.0% in the nine months ended April 30, 2000. Revenue from retail telecommunications services increased 43.1%, from approximately $273.5 million for the nine months ended April 30, 1999 to approximately $387.7 million for the nine months ended April 30, 2000 as a result of increased marketing efforts for the Company's prepaid calling cards. Prepaid calling card sales as a percentage of retail telecommunications services revenue increased from 91.2% for the nine months ended April 30, 1999 to 94.1% for the nine months ended April 30, 2000. As a percentage of overall telecommunications revenue, retail telecommunications revenue decreased from approximately 60.5% in the nine months ended April 30, 1999 to approximately 50.0% in the nine months ended April 30, 2000.

     As a percentage of total revenue, Internet services revenue decreased from approximately 2.6% for the nine months ended April 30, 1999 to approximately 1.2% for the nine months ended April 30, 2000. This was due primarily to decreased revenue caused by the contribution of the majority of the Company's dial-up subscribers to the joint venture formed with Terra Networks, S.A. during the quarter ended October 31, 1999 as well as the substantial increase in telecommunications revenue during the same period.

     Internet telephony revenue as a percentage of total revenue was 4.5% for the nine months ended April 30, 2000, representing a slight increase from 4.3% for the nine months ended April 30, 1999. The increase in Internet telephony revenue, in dollar terms, was due to an increase in billed minutes of use resulting from increased marketing of Net2Phone's Internet telephony products and services.

     Direct Cost of Revenue. The Company's direct cost of revenue increased by 75.1%, from approximately $377.8 million for the nine months ended April 30, 1999 to approximately $661.6 million for the nine months ended April 30, 2000. As a percentage of total revenue, these costs increased from 77.8% for the nine months ended April 30, 1999 to 80.5% for the nine months ended April 30, 2000. The dollar increase is due primarily to increases in underlying carrier and connectivity costs, as the Company's telecommunications minutes of use, and associated revenues, grew substantially. As a percentage of total revenue, the increase in direct costs reflects a change in revenue mix, in which the Company experiences lower gross margins associated with wholesale telecommunications services as compared to retail telecommunications services as well as lower gross margins related to telecommunications revenue as compared with Internet access services.

     Selling, General and Administrative. Selling, general and administrative costs increased 149.7%, from approximately $70.8 million for the nine months ended April 30, 1999 to approximately $176.7 million for the nine months ended April 30, 2000. As a percentage of total revenue, these costs increased from 14.6% for the nine months ended April 30, 1999 to 21.5% for the nine months ended April 30, 2000. This increase is due to increased international debit card distribution costs, increased sales and marketing efforts for retail services, including prepaid calling cards and domestic and international long distance and for Net2Phone, as well as increased salaries, facilities costs and professional fees related to the expansion of the Company's infrastructure to facilitate its rapid sales growth, including expenditures related to expansion of the Company's telecommunications operations in Europe. Also included in selling, general and administrative costs for the nine months ended April 30, 2000 is approximately $11.9 million in costs associated with the Company's ventures division, which has several innovative telecommunications and Internet related businesses under various stages of development, and approximately $8.2 million of non-cash compensation as a result of option grants made by our Net2Phone subsidiary.

     Depreciation and Amortization. Depreciation and amortization increased 31.0%, from approximately $18.6 million for the nine months ended April 30, 1999 to approximately $24.4 million for the nine months ended April 30, 2000. As a percentage of revenue, these costs decreased from 3.8% for the nine months ended April 30, 1999 to 3.0% for the nine months ended April 30, 2000. These costs increased, in dollar terms, primarily as a result of the Company's higher fixed asset base during the nine months ended April 30, 2000 as compared with the nine months ended April 30, 1999, reflecting the Company's efforts to expand its telecommunications network infrastructure and other facilities, both in the U.S. and abroad. The Company anticipates that depreciation and amortization costs will continue to increase as the Company continues to add to its asset base, both in the U.S. and abroad, allowing it to implement its global growth strategy.

     Income from Operations. The Company recorded a loss from operations of approximately $40.7 million for the nine months ended April 30, 2000, compared to income from operations of approximately $18.5 million for the nine months ended April 30, 1999. Income from operations for the Company's telecommunications business declined to approximately $23.5 million for the nine months ended April 30, 2000 from approximately $29.5 million for the nine months ended April 30, 1999. As a percentage of telecommunications revenue, income from operations for the telecommunications business decreased to 3.0% for the nine months ended April 30, 2000 from 6.5% for the nine months ended April 30, 1999 due primarily to decreased margins in the carrier wholesale and retail telecommunications businesses; a higher proportion of relatively lower margin wholesale revenues; and an increase in sales and marketing costs for retail telecommunications services, relating primarily to the expansion of the Company's European operations.

     Loss from operations for the Company's Internet services business increased to approximately $11.2 million for the nine months ended April 30, 2000 from approximately $6.2 million for the nine months ended April 30, 1999. The increased loss is primarily due to the decrease in revenue caused by the contribution of the majority of the Company's dial-up subscribers to the joint venture formed with Terra Networks, S.A. during the quarter ended October 31, 1999, lower gross margins and an increase in marketing expenses.

     Loss from operations from the Company's Ventures division, which is developing several new telecom and Internet-related businesses, was approximately $11.9 million for the nine months ended April 30, 2000, reflecting start-up and development costs.

     Loss from operations of the Net2Phone subsidiary increased to approximately $41.1 million for the nine months ended April 30, 2000, compared to a loss of approximately $4.7 million for the nine months ended April 30, 1999. This increase is due primarily to a substantial increase in selling, general and administrative expenses incurred as Net2Phone expanded distribution relationships, corporate infrastructure and human resources as well as the non-cash compensation charge of $8.2 million described above.

     Other income. Included in other income for the nine months ended April 30, 2000 is $120.7 million in gains recognized by the Company under Staff Accounting Bulletin No. 51 in conjunction with Net2Phone's sale of shares in its Initial Public Offering and Secondary Offering in August 1999 and December 1999, respectively, and a realized gain of $105.8 million on the Company's sale of 2.2 million Net2Phone shares as part of Net2Phone's Secondary Offering. Also included in other income for the period was a gain of approximately $231.3 million, recorded in the three months ended April 30, 2000, related to the sale of the Company's interests in two Internet joint ventures with Terra Networks.

     Income Taxes. The Company recorded income tax expense of approximately $183.8 million for the nine months ended April 30, 2000, compared to approximately $6.9 million for the nine months ended April 30, 1999.

Three Months Ended April 30, 2000 Compared to Three Months Ended April 30, 1999


Results of Operations

     Revenue. Revenue increased 37.2%, from approximately $191.8 million for the three months ended April 30, 1999 to approximately $263.1 million for the three months ended April 30, 2000. Telecommunications revenue increased 37.2%, from approximately $179.2 million for the three months ended April 30, 1999 to approximately $245.9 million for the three months ended April 30, 2000. Internet services revenue decreased 21.8%, from approximately $4.2 million for the three months ended April 30, 1999 to approximately $3.3 million for the three months ended April 30, 2000. Internet telephony revenue increased 66.4%, from approximately $8.3 million for the three months ended April 30, 1999 to approximately $13.9 million for the three months ended April 30, 2000.

     Telecommunications revenue increased as a result of a 34.5% increase in minutes of use from approximately 746.6 million for the three months ended April 30, 1999 to approximately 1.00 billion for the three months ended April 30, 2000. The increase in minutes was due to the addition of wholesale carrier service clients, increased usage by existing clients, and increased marketing of the Company's prepaid calling cards. The addition of wholesale carrier services clients and increased use by existing clients resulted in an increase in wholesale telecommunications revenues of 61.6%, from approximately $75.4 million for the three months ended April 30, 1999 to approximately $121.8 million for the three months ended April 30, 2000. As a percentage of telecommunications revenue, wholesale telecommunications revenue increased from approximately 42.1% in the three months ended April 30, 1999 to approximately 49.5% in the three months ended April 30, 2000. Revenue from retail telecommunications services increased 19.6%, from approximately $103.8 million for the three months ended April 30, 1999 to approximately $124.1 million for the three months ended April 30, 2000 as a result of increased marketing efforts for the Company's prepaid calling cards. Prepaid calling card sales as a percentage of retail telecommunications services revenue increased from 92.5% for the three months ended April 30, 1999 to 94.2% for the three months ended April 30, 2000. As a percentage of overall telecommunications revenue, retail telecommunications revenue decreased from approximately 57.9% for the three months ended April 30, 1999 to approximately 50.5% for the three months ended April 30, 2000.

     As a percentage of total revenue, Internet services revenue decreased from approximately 2.2% for the three months ended April 30, 1999 to approximately 1.3% for the three months ended April 30, 2000. This was due primarily to decreased revenue caused by the contribution of the majority of the Company's dial-up subscribers to the joint venture formed with Terra Networks, S.A. during the quarter ended October 31, 1999 as well as the substantial increase in telecommunications revenues during the same period.

     Internet telephony revenue as a percentage of total revenue amounted to 5.3% for the three months ended April 30, 2000, up from 4.4% for the three months ended April 30, 1999. The increase in Internet telephony revenue, in both dollar and percentage terms, was primarily due to an increase in billed minutes of use resulting from increased marketing of Net2Phone's Internet telephony products and services.

     Direct Cost of Revenue. The Company's direct cost of revenue increased by 40.3%, from approximately $150.2 million for the three months ended April 30, 1999 to approximately $210.6 million for the three months ended April 30, 2000. As a percentage of total revenue, these costs increased from 78.3% for the three months ended April 30, 1999 to 80.1% for the three months ended April 30, 2000. The dollar increase is due primarily to increases in underlying carrier and connectivity costs, as the Company's telecommunications minutes of use, and associated revenues, grew substantially. As a percentage of total revenue, the increase in direct costs reflects a change in revenue mix, in which the Company experiences lower gross margins associated with wholesale telecommunications services as compared to retail telecommunications services as well as lower gross margins related to telecommunications revenue as compared with Internet access service.

     Selling, General and Administrative. Selling, general and administrative costs increased 138.1%, from approximately $30.0 million for the three months ended April 30, 1999 to approximately $71.3 million for the three months ended April 30, 2000. As a percentage of total revenue, these costs increased from 15.6% for the three months ended April 30, 1999 to 27.1% for the three months ended April 30, 2000. This increase is due primarily to increased international debit card distribution costs, increased sales and marketing efforts for retail services, including prepaid calling cards and domestic and international long distance and for Net2Phone, as well as increased salaries, facilities costs and professional fees related to the expansion of the Company's infrastructure to facilitate its rapid sales growth, including expenditures related to expansion of the Company's telecommunications operations in Europe. Also included in selling, general and administrative costs for the three months ended April 30, 2000 is approximately $8.7 million in costs associated with the Company's ventures division, which has several innovative telecommunications and internet related businesses under various stages of development, and $3.1 million of non-cash compensation as a result of option grants made by our Net2Phone subsidiary.

     Depreciation and Amortization. Depreciation and amortization increased 31.8%, from approximately $6.9 million for the three months ended April 30, 1999 to approximately $9.1 million for the three months ended April 30, 2000. As a percentage of revenue, these costs decreased slightly from 3.6% for the three months ended April 30, 1999 to 3.5% for the three months ended April 30, 2000. These costs increased, in dollar terms, primarily as a result of the Company's higher fixed asset base during the three months ended April 30, 2000 as compared with the three months ended April 30, 1999, reflecting the Company's efforts to expand its telecommunications network infrastructure and other facilities, both in the U.S. and abroad. The Company anticipates that depreciation and amortization costs will continue to increase as the Company continues to add to its asset base, both in the U.S. and abroad, allowing it to implement its global growth strategy.

     Income from Operations. The Company recorded a loss from operations (prior to the effects of minority interests) of approximately $28.0 million for the three months ended April 30, 2000, compared to income from operations of approximately $4.7 million for the three months ended April 30, 1999. Income from operations for the Company's telecommunications business (after the effect of minority interests) decreased from approximately $7.8 million for the three months ended April 30, 1999 to approximately $3.0 million for the three months ended April 30, 2000. As a percentage of telecommunications revenue, income from operations for the telecommunications business decreased to 1.1% for the three months ended April 30, 2000 from 4.1% for the three months ended April 30, 1999, due primarily to decreased margins in the carrier wholesale business, and an increase in sales and marketing costs for retail telecommunications services. Specifically, gross margins for European telecommunications operations were hampered by capacity constraints, which caused the Company's per-minute direct cost of revenues to rise. In addition, increased spending for marketing, salaries and facilities costs related to the Company's European operations contributed significantly to the rise in selling, general and administrative expenses.

     Loss from operations for the Company's Internet services business increased to approximately $4.0 million for the three months ended April 30, 2000 from approximately $2.1 million for the three months ended April 30, 1999. The increased loss is primarily due to the decrease in revenue caused by the contribution of the majority of the Company's dial-up subscribers to the joint venture formed with Terra Networks, S.A. during the quarter ended October 31, 1999, combined with lower gross margins and increased selling, general and administrative expenses.

     Loss from operations from the Company's Ventures division, which is developing several new telecom and Internet-related businesses, was approximately $8.9 million for the three months ended April 30, 2000, reflecting start-up and development costs.

     Loss from operations of the Net2Phone subsidiary increased to approximately $18.1 million for the three months ended April 30, 2000, compared to a loss of approximately $1.0 million for the three months ended April 30, 1999. This increase is due primarily to a substantial increase in selling, general and administrative expenses incurred as Net2Phone expanded distribution relationships, corporate infrastructure and human resources as well as the non-cash compensation charge of $3.1 million described above.

     Other income. Included in other income for the three months ended April 30, 2000 is a gain of approximately $231.3 million, recorded in the three months ended April 30, 2000, related to the sale of the Company's interests in two Internet joint ventures with Terra Networks in exchange for Terra Networks stock.

     Income Taxes. The Company recorded income tax expense of approximately $89.2 million for the three months ended April 30, 2000, compared to approximately $2.1 million for the three months ended April 30, 1999.

Liquidity and Capital Resources

General

     Historically, the Company has satisfied its cash requirements through a combination of cash flow from operating activities, sales of equity and debt securities and borrowings from third parties. Additionally, the Company, including Net2Phone, received approximately $14.4 million upon the exercise of stock options in the nine months ended April 30, 2000.

     In May 1999, the Company entered into a credit agreement with a syndicate of lenders whereby these institutions committed to provide a $160 million credit facility. The Company used the proceeds from the initial borrowings under the credit facility of $108.1 million to purchase more than 99% of its outstanding 8.75% Senior Notes due 2006, together with accrued and unpaid interest. During the quarter ended January 31, 2000, the Company paid off the outstanding indebtedness under the facility of $108.1 million, plus fees and accrued and unpaid interest, using the proceeds from the sale of Net2Phone shares as part of Net2Phone's December 1999 Secondary Offering and the facility terminated.

     As of April 30, 2000, the Company had cash, cash equivalents and marketable securities of approximately $237.7 million and working capital of approximately $631.9 million. The Company generated negative cash flow from operating activities of approximately $85.2 million during the nine months ended April 30, 2000, compared with negative cash flow from operating activities of approximately $22.9 million during the nine months ended April 30, 1999. The Company's cash flow from operations varies significantly from quarter to quarter, depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable. Accounts receivable, accounts payable and accrued expenses have increased from period to period as the Company's businesses have grown.

     The Company's capital expenditures were approximately $55.5 million for the nine months ended April 30, 2000, compared to approximately $31.8 million for the nine months ended April 30, 1999, as the Company expanded its international and domestic telecommunications network infrastructure. The Company financed a portion of its capital expenditures through capital leases and notes payable.

     The Company experiences intense competition in its telecommunications business. The long distance telecommunications industry has been characterized by declines in both per-minute revenues and per-minute costs. In the past, these factors have tended to generally offset each other. However, as per-minute pricing continues to erode, gross margins have come under increasing pressure. The Company's long term strategy involves terminating a larger proportion of minutes on the Company's own network, thereby lowering costs and preserving margins even in a weaker price environment. However, in the short term, the demand for usage might outpace the rate of deployment of additional network capacity. In fact, it has become commonplace within the industry for companies to experience delays in network build-out programs. As such, there can be no assurance that the Company will be able to maintain its gross margins at the current level, in the face of lower per-minute revenues.

     IDT's European telecommunications operations account for an increasing proportion of overall telecommunications revenue. Recognizing the significant opportunities offered by the rapidly evolving European telecommunications market, the Company intends to expand its network in Europe to further develop its operations in that region. Such expansion may have a negative impact on the Company's gross margins over the next two to four quarters. In addition, the Company is entering several new markets within Europe. Such market entries are likely to result in significantly increased selling, general and administrative expenses, as the Company incurs overhead, promotional and human resource-related expenses for each country it enters.

     The Company will need to make significant capital expenditures in order to expand its network capacity. If the Company is unable to raise sufficient capital to meet its spending requirements, the Company's network expansion, and the anticipated margin improvement, would be delayed.

Changes in Other Assets, Accounts Receivable, Allowance for Doubtful Accounts and Deferred Revenue

      Other current assets increased from $36.3 million at July 31, 1999 to $75.6 million at April 30, 2000, due primarily to increases in contract deposits and prepaid expenses at Net2Phone. The average age of the Company's accounts receivable, as measured by number of days sales outstanding, has been increasing due to a significant increase in sales to relatively more credit-worthy carriers and distributors of prepaid calling cards. These customers tend to demand, and the Company is willing to grant, extended payment terms.

      Due to the wide range of collection terms, future trends with respect to days sales outstanding are generally dependent upon the proportion of total sales made to carriers, who are often offered extended payment terms of up to 90 days, and prepaid calling card distributors, who generally receive terms of up to 30 days. Therefore, the trends in days sales outstanding will depend, in large part, on the mix of wholesale (carrier) versus retail (debit card distributor) customers. In addition, as the Company is willing to extend longer payment terms to more credit-worthy customers, an increase in customers belonging to the highest credit classes, as a percentage of total customers, could also lead to an increase in days sales outstanding. However, as the foregoing is difficult to predict, it is not possible at this time to determine whether or not the recent upward trend in days sales outstanding will continue.

      The allowance for doubtful accounts as a percentage of accounts receivable decreased marginally, from 6.7% at July 31, 1999, to 6.5% at April 30, 2000.

      Deferred revenue as a percentage of total revenue varies from period to period dependent upon the mix and the timing of revenue.

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

      In August 1999, Net2Phone completed its Initial Public Offering of 6.2 million shares, receiving approximately $83.8 million in net proceeds. At that time, the Series A Preferred Stock was converted into Class A Common Stock. The Company recognized a pre-tax gain of approximately $43.9 million as a result of this transaction.

      In December 1999, Net2Phone completed a Secondary Offering of 6.3 million shares, receiving approximately $177.4 million in net proceeds. As part of the Secondary Offering, the Company sold 2.2 million Net2Phone shares, yielding approximately $115.4 million in net proceeds. Subsequent to the sale of these shares, the Company used approximately $108.1 million of the proceeds to pay off the outstanding balance of its bank credit facility.

      In connection with Net2Phone's distribution and marketing agreement with ICQ, a subsidiary of America Online, Net2Phone issued to America Online a warrant to purchase up to 3% of Net2Phone's outstanding capital stock on a fully-diluted basis. This warrant will vest in 1% increments upon the achievement of each of three incremental thresholds of revenue generated under the agreement during the first four years that the warrant is outstanding. The exercise price under the terms of the warrant will be equal to the lesser of $12.00 per share or $450 million divided by the number of Net2Phone's fully-diluted shares on the initial exercise date.

      The warrants are accounted for in accordance with the provisions of EITF 96-18, "Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services." Due to the uncertainty of reaching the performance measures stipulated in the warrant agreement, the Company has not recorded any expense relating to the issuance of the warrant. Upon determination that the achievement of the revenue thresholds is probable, the Company will value the warrant and expense it over the remaining period until the performance criteria is met. The three revenue thresholds are $10 million, $50 million and $75 million and the term of the distribution and marketing agreement is four years. If the three incremental thresholds had been met on April 30, 2000, the Company would have expensed approximately $77 million.

      In November 1999, the warrant was amended to include the right to purchase an additional 0.5% of Net2Phone's outstanding capital stock on a fully-diluted basis at an exercise price of $60.46 per share upon the achievement of $100 million in revenue.

Significant Transactions

      In March 2000, the Company announced that a consortium led by AT&T Corporation had agreed to purchase 14.9 million of the Company's approximately
24.9 million shares of Net2Phone Class A Common Stock, for a purchase price of $75 per share. In addition, Net2Phone will sell four million of its shares to AT&T for a purchase price of $75 per share. The Company anticipates that this transaction will close during the first quarter of Fiscal 2001. In addition, the Company received the right, at its option, to sell to AT&T 2,040,817 shares of its Class B Common Stock for total cash consideration of $75.0 million.

     In June 2000, Liberty Media Group completed the purchase of approximately 9.9% of the equity of IDT. Under the terms of the agreement, IDT issued and sold to Liberty Media 3,728,949 shares of IDT's Common Stock, exchangeable for shares of Class B Common Stock, at a price of $34.50 per share, resulting in total cash consideration of approximately $128.6 million.

      On April 30, 2000, the Company sold its interests in two joint ventures with Terra Networks for the right to receive 3,750,000 Terra ordinary shares. The Company recognized a pre-tax gain of approximately $231.3 million in connection with this transaction for the quarter ended April 30, 2000.

     On May 17, 2000 the Company announced that its Board of Directors had authorized the repurchase of up to five million shares of the Company's common stock. As of June 14, 2000 the Company had repurchased 1,431,773 shares of common stock under the program for aggregate consideration of approximately $43.5 million.

Acquisitions of In-Process Research & Development

     The Company's purchase of InterExchange, Inc. in April 1998 involved the acquisition of two significant in-process research and development projects relating to switch technology. Neither one of these projects has been successfully completed at this time, and both projects have been terminated. Currently, the Company is not contemplating any additional acquisitions of in-process research and development.

Other Sources and Uses of Resources

     The Company intends to, where appropriate, make strategic acquisitions to increase its telecommunications customer base. The Company may also make strategic acquisitions related to its Internet telephony business, or any of its new venture businesses. From time to time, the Company evaluates potential acquisitions of companies, technologies, products and customer accounts that complement its businesses.

     The Company believes that, based upon its present business plan, the Company's existing cash resources will be sufficient to meet its currently anticipated working capital and capital expenditure requirements and to fund any potential operating cash flow deficits for at least the next twelve months. If the Company's growth exceeds current expectations or if the Company acquires the business or assets of another company, or if the Company's operating cash flow deficit exceeds the Company's expectations to the point that the Company cannot meet its working capital and capital expenditure requirements, the Company will need to raise additional capital from equity or debt sources. There can be no assurance that the Company will be able to raise such capital on favorable terms or at all. If the Company is unable to obtain such additional capital, the Company may be required to reduce the scope of its anticipated expansion, which could have a material adverse effect on the Company's business, financial condition or results of operations.

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

     The Committee implemented this plan throughout the company and, in addition to reviewing its own systems, the Company initiated inquiries and submitted requests to its third-party vendors and service providers to obtain information regarding their compliance with the Year 2000. Furthermore, as a result of the Company's focus on the testing and remediation of its switching facilities, its network operations through which it provides communications services to its customers, were not disrupted by the Year 2000 issue.

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

European Currency Conversion

     In January 1999, a new currency called the "euro" was introduced in certain Economic and Monetary Union ("EMU") countries. The EMU countries adopted the euro as their common legal currency, and through January 1, 2002, both the existing national currency of the respective EMU country and the euro will be accepted as legal currency. Beginning in 2002, all EMU countries are expected to operate with the euro as their single currency. The final rules and regulations have not yet been defined and finalized by the European Commission with regard to the euro currency. IDT's management does not anticipate, based on information currently available, that the euro will have a material adverse impact on the Company's operations and sales.

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

     Forward-looking statements are based on management's current views and assumptions and involve known and unknown risks that could cause actual results, performance or events to differ materially from those expressed or implied in those statements. These risks include but are not limited to the following risks:

     each of our business lines is highly sensitive to declining prices;

     competition in our core businesses could substantially reduce our revenues and our profits;

     we may not be able to grow our operations in the future if we cannot raise enough capital;

     our revenues and profits will not increase if we are unable to continue to expand our telecommunications business;

     our expenses will increase substantially if we expand our network at a rate that is faster or slower than the growth of our telecommunications traffic;

      our operations would be impaired if we are unable to obtain the products and services of the telecommunications companies that we are dependent upon;

      termination of our carrier agreements with foreign partners or our inability to enter into carrier agreements in the future could materially and adversely affect our ability to compete in foreign countries;

      our revenues and our growth will suffer if our retailers and sales representatives fail to effectively market and distribute our products and services;

      we may not be able to integrate our joint ventures, direct investments and acquisitions successfully with our existing business;

      rapid technological change and frequent new product introductions in our markets could render our products and services obsolete;

      our growth may be limited if we cannot effectively manage our international operations;

      our business will not grow without increased use of the Internet;

      our revenues will be impaired if we experience difficulties in collecting our receivables;

      we will not be profitable if we do not receive attractive rates from other carriers for our long distance traffic;

      federal, state, and international government regulation may reduce our ability to provide services, or make our business less profitable and we may become subject to increased costs of operations due to uncertainty over the amount of payphone surcharges and Federal Universal Service Fund obligations;

      we may become subject to increased price competition from other carriers due to federal regulatory changes in determining international settlement rates;

      European regulation of telecommunications services may not continue to evolve towards streamlined regulation;

      telecommunications regulations of other countries may restrict our operations;

      government regulation of Internet access may increase our costs of operations and we may become subject to Internet access charges;

      we may be subject to liability for information disseminated over our Internet network;

      the infringement or duplication of our proprietary technology could increase our competition and we could incur substantial costs in defending or pursuing any claims relating to proprietary rights;

      network construction delays and system disruptions or failures could prevent us from providing our services, cause us to lose customers and adversely affect our business;

      our quarterly operating results are subject to variation, which could cause us not to meet the expectations of securities analysts, and should not be relied upon as an accurate indicator of our overall performance;

      if we are unable to attract and retain qualified management and technical personnel, we may not remain profitable; and

      IDT is controlled by its principal stockholder, which limits the ability of other stockholders to affect the management of IDT.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

         None

         PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

      Incorporated by reference from Part I, Item I, Financial Statements, Note 5 captioned "Legal Proceedings and Contingencies."


Item 2.   Changes in Securities

     None


Item 3.   Defaults Upon Senior Securities

     None


Item 4.  Submission of Matters to a Vote of Security Holders

      On March 14, 2000, March 26, 2000 and April 18, 2000, the Board of Directors of the Company adopted resolutions authorizing amendments to the Company's restated certificate of incorporation and recommending that the stockholders of the Company adopt the following amendments:

      1. Increase the authorized capital stock of the Company from 145,000,000 shares to 245,000,000 shares.

      2. Create and authorize a new class of common stock, Class B Common Stock, par value $0.01 per share.

      3. Increase the number of directors on the Company's Board of Directors from fifteen (15) to seventeen (17).

      On April 28, 2000, Mr. Howard S. Jonas executed a written consent approving the amendments to the Company's restated certificate of incorporation. Mr. Jonas executed the written consent as the beneficial owner of 951,605 shares of the Company's Common Stock, par value $0.01 per share, and 9,969,733 shares of the Company's Class A Common Stock, par value $0.01 per share, representing approximately 56.6% of the combined voting power of the Company as of April 28, 2000.


Item 5.   Other Information

     None

Item 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits:

Exhibit
Number        Description

3.01(1)       Restated Certificate of Incorporation of the Registrant.

3.02(1)       By-laws of the Registrant.

3.03(3) Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.

10.29(2) Option Agreement, dated as of March 3, 2000, between IDT Corporation and AT&T Corp.

10.30(3) Amendment to Option Agreement, dated as of April 5, 2000 between IDT Corporation and AT&T Corp.

10.31(2) Subscription Agreement, dated as of March 24, 2000, between IDT Corporation and Liberty Media Corporation.

10.32(3) Amendment to Subscription Agreement, dated as of May 26, 2000, between IDT Corporation and Liberty Media Corporation.

10.33(2) Letter Agreement, dated as of March 28, 2000, between IDT Corporation, AT&T Corp. and Net2Phone, Inc.

10.34(2) Letter Agreement, dated as of March 30, 2000, between IDT Corporation, AT&T Corp. and Net2Phone, Inc.

10.35* Conversion, Termination and Release Agreement, dated as of April 30, 2000, between IDT Corporation, Terra Networks, S.A., Terra Networks USA, Inc., Terra Networks Access Services USA LLC and Terra Networks Interactive Services USA LLC.

27.01*        Financial Data Schedule.
     --------------
     *   filed herewith


(1) Incorporated by reference to Form S-1 filed February 21, 1996 file no. 333-00204.
(2) Incorporated by reference to Form 8-K filed March 31, 2000.
(3) Incorporated by reference to Schedule 14C filed June 12, 2000.

     (b) Reports on Form 8-K.

          The Company filed a Current Report on Form 8-K on March 31, 2000, announcing that on March 28, 2000, the Company entered into an agreement with AT&T, whereby AT&T, through a newly formed business entity, would purchase 14.9 million shares of Class A Common Stock, par value $0.01 per share, of Net2Phone, Inc. at a price of $75 per share.

          The Company also announced that on March 3, 2000 it entered into an agreement with AT&T in which the Company granted an option to AT&T, for a period of 180 days, to purchase 2,040,817 shares of Class B Common Stock of the Company for an aggregate purchase price of approximately $75,000,000.

          The Company also announced that on March 24, 2000 it entered into an agreement with Liberty Media Corporation pursuant to which Liberty Media Corporation agreed to purchase approximately 9.9% of the Company's Common Stock for an aggregate purchase price of approximately $130,000,000.

                                 IDT CORPORATION

                                    FORM 10-Q

                                 April 30, 2000


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         IDT CORPORATION


    June 14, 2000                        By:  /s/  HOWARD S. JONAS
    -------------                             ---------------------
         Date                                 Howard S. Jonas
                                              Chairman of the Board
                                              and Chief Executive Officer
                                              (Principal Executive Officer)



   June 14, 2000                         By:  /s/  STEPHEN R. BROWN
   -------------                              ----------------------
      Date                                    Stephen R. Brown
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)