Form 10-Q/A
period 2000-04-30
IDT CORP
filed 2000-06-22
CIK 1005731

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


     Item 5.   Other Information........................................................................................23


     Item 6.   Exhibits and Reports on Form 8-K.........................................................................24


     SIGNATURES.........................................................................................................27

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)

                                 IDT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                       April 30, 2000  July 31, 1999
                                                                       --------------  -------------
                                                                         (Unaudited)      (Note 1)
Assets
Current assets:
    Cash and cash equivalents                                          $   100,113    $    52,903
    Marketable securities                                                   64,656         29,435
    Accounts receivable, net                                               164,064        106,146
    Investments - short term                                               181,152           --
    Investment in Terra Networks                                           232,042           --
    Notes receivable - current portion                                       1,700         18,968
    Other current assets                                                    75,615         36,311
                                                                       -----------    -----------
         Total current assets                                              819,342        243,763

  Property, plant and equipment, at cost, net                              185,708        114,123
  Trademark, net                                                             4,696          4,792
  Notes receivable - long-term portion                                       8,496          2,187
  Goodwill, net                                                             72,939         74,880
   Marketable securities - long term                                        72,961         48,435
   Investments - long term                                                  32,058         10,766
  Deferred tax assets, net                                                    --            1,309
  Other assets                                                              11,003         15,081
                                                                       -----------    -----------
         Total assets                                                  $ 1,207,203    $   515,336
                                                                       ===========    ===========

Liabilities and stockholders' equity
Current liabilities:
    Trade accounts payable                                             $    86,958    $    79,475
    Accrued expenses                                                         7,813          6,920
    Deferred revenue                                                        18,415         13,210
    Notes payable -- current portion                                         2,973          4,753
    Capital lease obligations -- current portion                            11,501          6,029
    Other current liabilities                                               59,765          2,397
                                                                       -----------    -----------
         Total current liabilities                                         187,425        112,784
    Deferred tax liabilities, net                                          128,200           --
    Notes payable -- long-term portion                                       3,407        112,973
    Capital lease obligation -- long-term portion                           43,397         15,742
                                                                       -----------    -----------
         Total liabilities                                                 362,429        241,499

Minority interests                                                         324,125         20,432
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.01 par value; authorized shares -
    10,000,000; no shares issued                                                --             --
    Common stock, $.01 par value; authorized shares - 100,000,000;
    24,759,070 and 23,982,854 shares issued and outstanding at April
    30, 2000 and July 31, 1999, respectively                                   248            240
    Class A stock, $.01 par value; authorized shares - 35,000,000;
    9,969,733 and 10,029,758 shares issued and outstanding at April
    30, 2000 and July 31, 1999, respectively                                   100            100
    Loans to stockholders                                                     (251)          (251)
    Additional paid-in capital                                             286,670        278,744
    Accumulated other comprehensive income consisting of
     unrealized appreciation of investments, net of deferred taxes           7,196           --

    Accumulated earnings (deficit)                                         226,686        (25,428)
                                                                       -----------    -----------
         Total stockholders' equity                                        520,649        253,405
                                                                       -----------    -----------
         Total liabilities and stockholders' equity                    $ 1,207,203    $   515,336
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
                                    =========        =========    =========    =========     ========    =========

                                 IDT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

                                    Wholesale         Retail
                              Telecommunications Telecommunications Internet    Internet
                                     Services         Services      Services    Telephony      Ventures      Total
Nine months ended April 30, 2000
Total segment revenue ...........   $ 401,649         $ 391,311   $  10,296    $  47,479    $       6    $ 850,741
Less: revenues between segments .      14,386             3,582         450       10,273         --         28,691

Total unaffiliated revenue ......     387,263           387,729       9,846       37,206            6      822,050
Income (loss) from operations ...      19,785             3,729     (11,156)     (41,107)     (11,921)     (40,670)
                                    =========         =========   =========    =========    =========    =========

Nine months ended April 30, 1999
Total segment revenue ...........   $ 178,632         $ 273,505   $  13,247    $  22,203         --      $ 487,587
Less:  revenues between segments         --                --           450        1,367         --          1,817

Total unaffiliated revenue ......     178,632           273,505      12,797       20,836         --        485,770
Income (loss) from operations ...      15,086            14,379      (6,225)      (4,728)        --         18,512
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

     Telecommunications revenue increased primarily as a result of a 64.0% increase in minutes of use from approximately 1.86 billion for the nine months ended April 30, 1999 to approximately 3.04 billion for the nine months ended April 30, 2000. The increase in minutes was primarily due to the addition of wholesale carrier service clients, increased usage by existing clients, and increased marketing of the Company's prepaid calling cards. The addition of wholesale carrier services clients, increased use by existing clients and the inclusion of $20 million in revenue for the quarter ended October 31, 1999 related to a one-time tariff opportunity resulted in an increase in wholesale telecommunications revenues of 116.7%, from approximately $178.6 million for the nine months ended April 30, 1999 to approximately $387.3 million for the nine months ended April 30, 2000. As a percentage of telecommunications revenue, wholesale telecommunications revenue increased from approximately 39.5% in the nine months ended April 30, 1999 to approximately 50.0% in the nine months ended April 30, 2000. Revenue from retail telecommunications services increased 41.8% from approximately $273.5 million for the nine months ended April 30, 1999 to approximately $387.7 million for the nine months ended April 30, 2000 as a result of increased marketing efforts for the Company's prepaid calling cards. Prepaid calling card sales as a percentage of retail telecommunications services revenue increased from 91.2% for the nine months ended April 30, 1999 to 94.1% for the nine months ended April 30, 2000. As a percentage of overall telecommunications revenue, retail telecommunications revenue decreased from approximately 60.5% in the nine months ended April 30, 1999 to approximately 50.0% in the nine months ended April 30, 2000.

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

     Selling, General and Administrative. Selling, general and administrative costs increased 138.1%, from approximately $30.0 million for the three months ended April 30, 1999 to approximately $71.3 million for the three months ended April 30, 2000. As a percentage of total revenue, these costs increased from 15.6% for the three months ended April 30, 1999 to 27.1% for the three months ended April 30, 2000. This increase is due primarily to increased international debit card distribution costs, increased sales and marketing efforts for retail services, including prepaid calling cards and domestic and international long distance and for Net2Phone, as well as increased salaries, facilities costs and professional fees related to the expansion of the Company's infrastructure to facilitate its rapid sales growth, including expenditures related to expansion of the Company's telecommunications operations in Europe. Also included in selling, general and administrative costs for the three months ended April 30, 2000 is approximately $8.9 million in costs associated with the Company's ventures division, which has several innovative telecommunications and internet related businesses under various stages of development, and $3.1 million of non-cash compensation as a result of option grants made by our Net2Phone subsidiary.

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

10.31(2) Subscription Agreement, dated as of March 24, 2000, between IDT Corporation and Liberty Media Corporation.

10.32(3) Amendment to Subscription Agreement, dated as of May 26, 2000, between IDT Corporation and Liberty Media Corporation.

10.33(2) Letter Agreement, dated as of March 28, 2000, between IDT Corporation, AT&T Corp. and Net2Phone, Inc.

10.34(2) Letter Agreement, dated as of March 30, 2000, between IDT Corporation, AT&T Corp. and Net2Phone, Inc.

10.35+ Conversion, Termination and Release Agreement, dated as of April 30, 2000, between IDT Corporation, Terra Networks, S.A., Terra Networks USA, Inc., Terra Networks Access Services USA LLC and Terra Networks Interactive Services USA LLC.

27.01*        Financial Data Schedule.
     --------------
     *   filed herewith
     +   previously filed


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


    June 22, 2000                        By:  /s/  HOWARD S. JONAS
    -------------                             ---------------------
         Date                                 Howard S. Jonas
                                              Chairman of the Board
                                              and Chief Executive Officer
                                              (Principal Executive Officer)



   June 22, 2000                         By:  /s/  STEPHEN R. BROWN
   -------------                              ----------------------
      Date                                    Stephen R. Brown
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)