Form 10-K/A
period 1999-07-31
IDT CORP
filed 2000-08-11
CIK 1005731

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

                             520 Broad Street

                         Newark, New Jersey 07102
         (Address of principal executive offices, including zip code)

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

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain information in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, was filed with the Securities and Exchange Commission pursuant to Regulation 14A, November 15, 1999 is incorporated by reference in Part III (Items 10, 11, 12 and 13) of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                IDT CORPORATION

                       ANNUAL REPORT ON FORM 10-K/A

                                                                       Page No.
                                                                       --------
 PART I

    Item 1.  Business...............................................       1
    Item 2.  Properties.............................................      31
    Item 3.  Legal Proceedings......................................      32
    Item 4.  Submission of Matters to a Vote of Security Holders....      33

 PART II

    Item 5.  Market for Registrant's Common Equity and Related
              Stockholder Matters...................................      34
    Item 6.  Selected Financial Data................................      35
    Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................      36
    Item 7A. Quantitative and Qualitative Disclosures about Market
              Risks.................................................      47
    Item 8.  Financial Statements and Supplementary Data............      47
    Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure...................      47

 PART III

    Item 10. Directors and Executive Officers of the Registrant.....      48
    Item 11. Executive Compensation.................................      48
    Item 12. Security Ownership of Certain Beneficial Owners and
              Management............................................      48
    Item 13. Certain Relationships and Related Transactions.........      48

 PART IV

    Item 14. Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K..............................................      49

 SIGNATURES..........................................................     51

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

  IDT's 49% interest in the Internet access company is accounted for using the equity method of accounting. The Company's 10% interest in the Internet portal company is accounted for at cost.

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

  Under the terms of the joint venture agreement, IDT will license to Worldwide Intercom intellectual property, technical know-how, and patent, copyright and trademark rights relating to the provision of Worldwide Intercom's services. IDT will also provide Worldwide Intercom with back office support for its services, and will arrange for the installation, activation, maintenance, repair and service of the hardware and wiring necessary to provide Worldwide Intercom's services. The initial term of the agreement is for a period of one year and shall be automatically renewable for additional one year periods. The Company will consolidate its 75% ownership interest in the joint venture.

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

  In connection with the Company's acquisition of InterExchange in May 1998, the Company acquired InterExchange's in-process research and development relating to alternative switching and compression technologies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Fiscal 1998 Compared to Fiscal 1997--Acquired Research and Development." IDT has chosen to discontinue the acquired research and development projects in favor of utilizing advanced vendor technologies.

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

                                            Year Ended July 31
                                -----------------------------------------------
                                 1995      1996      1997      1998      1999
                                -------  --------  --------  --------  --------
                                                             Restated  Restated
                                   (in thousands, except per share data)
Statement of Operations Data:
  Revenues:
    Telecommunications........  $10,789  $ 35,708  $ 99,937  $303,864  $684,572
    Internet..................      875    21,986    32,895    20,001    16,934
    Net2Phone.................      --        --      2,355    11,508    30,678
                                -------  --------  --------  --------  --------
      Total revenues..........   11,664    57,694   135,187   335,373   732,184
  Costs and expenses:
  Direct cost of revenues.....    7,544    36,438    92,214   240,860   575,050
  Selling, general and
   administrative.............    5,992    35,799    41,545    61,975   128,500
  Acquired research and
   development................      --        --        --     17,900       --
  Depreciation and
   amortization...............      303     1,212     4,873    13,810    36,360
                                -------  --------  --------  --------  --------
      Total costs and
       expenses...............   13,839    73,449   138,632   334,545   739,910
  Income (loss) from
   operations.................   (2,175)  (15,755)   (3,445)      828    (7,726)
  Other, net(1)...............       30       112      (392)     (425)   (6,534)
  Income tax provision
   (benefit)..................      --        --        --     (2,524)    7,253
  Minority interests..........      --        --        --      3,896    (3,309)
                                -------  --------  --------  --------  --------
Net income (loss).............   (2,145)  (15,643)   (3,837)     (969)  (18,204)
Subsidiary redeemable
 preferred stock dividends....      --        --        --        --     26,297
                                -------  --------  --------  --------  --------
Net loss available to common
 stockholders.................  $(2,145) $(15,643) $ (3,837) $   (969) $(44,501)
                                =======  ========  ========  ========  ========
Net loss per share-basic and
 diluted......................  $  (.13) $   (.86) $   (.18) $  (0.03) $  (1.33)
                                =======  ========  ========  ========  ========
Weighted average number of
 shares used in calculation of
 net loss per share-basic.....   16,569    18,180    21,153    28,571    33,530
                                =======  ========  ========  ========  ========
Balance Sheet Data:
  Cash and cash equivalents...  $   232  $ 14,894  $  7,674  $115,284  $ 52,903
  Working capital (deficit)...     (884)   13,547     4,887   166,381   179,415
  Total assets................    4,197    43,797    58,537   461,240   559,871
  Long-term debt..............      --        --      5,241   101,834   112,973
  Total stockholders' equity..      911    26,843    25,259   282,792   276,329

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

  IDT's 49% interest in the Internet access company is accounted for using the equity method of accounting. The Company's 10% interest in the Internet portal company is accounted for at cost.

 IDT/Westmintech Joint Venture

  In September 1999, a subsidiary of the Company entered into an agreement to form a joint venture with Westmintech Company, L.L.C., to provide high speed voice and data services, including without limitation local and long distance telephone service (dedicated and 1+), cable television service (cable and/or fiber optic), on line service with direct Internet access and Internet access services (DSL, dedicated and dial up) and various other Internet services and other technology to the tenants of commercial and residential properties worldwide. The Company will have a 75% ownership interest in the joint venture which it will consolidate.

Results of Operations

  The following table sets forth the percentage of revenues represented by certain items in the Company's statement of operations (revenues and costs and expenses are presented net of intercompany transactions):

                                                            Year Ended July
                                                                  31
                                                           -------------------
                                                           1997   1998   1999
                                                           -----  -----  -----
Revenues:
  Telecommunications.....................................   74.0   90.6   93.5
  Internet...............................................   24.3    6.0    2.3
  Net2Phone..............................................    1.7    3.4    4.2
                                                           -----  -----  -----
                                                           100.0% 100.0% 100.0%
Costs and expenses:
  Direct cost of revenues................................   68.2   71.8   78.5
  Selling, general and administrative....................   30.7   18.5   17.6
  Acquired research and development......................    --     5.3    --
  Depreciation and amortization..........................    3.6    4.1    5.0
                                                           -----  -----  -----
    Total costs and expenses.............................  102.5   99.7  101.1
                                                           -----  -----  -----
Income (loss) from operations............................   (2.5)   0.3   (1.1)
Other (net)..............................................   (0.3)  (0.1)  (0.9)
                                                           -----  -----  -----
Income (loss) before income taxes, minority interests and
 extraordinary items ....................................   (2.8)   0.2   (2.0)
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

  Depreciation and Amortization. Depreciation and amortization costs increased 164% from approximately $13.8 million in Fiscal 1998 to approximately $36.4 million in Fiscal 1999. As a percentage of revenues, these costs increased from 4.1% in Fiscal 1998 to 5.0% in Fiscal 1999. These costs increased in absolute terms primarily as a result of amortization of goodwill and other intangible assets that resulted from the Company's acquisition of InterExchange in the fourth quarter of fiscal 1998 and the Company's higher fixed asset base during Fiscal 1999 as compared with Fiscal 1998 reflecting the Company's efforts to expand its telecommunications network infrastructure, enhance its Internet network and expand its facilities. The Company anticipates that depreciation and amortization costs will continue to increase as the Company continues to add to its asset base allowing it to implement its growth strategy.

  Income (loss) from Operations. The Company's loss from operations was $7.7 million in Fiscal 1999 compared to income from operations of $0.8 million in Fiscal 1998. Income from operations for the Company's telecommunications business increased to approximately $24.9 million in Fiscal 1999 from $10.5 million in Fiscal 1998. The Company's loss from operations in Fiscal 1998 includes a one-time charge of $17.9 million as a write-off of purchased in-process research and development costs in connection with the Company's acquisition of InterExchange. As a percentage of telecommunication revenues, income from operations for the telecommunications business increased to 3.6% in Fiscal 1999 from approximately 3.5% in Fiscal 1998. Fiscal 1998 income from telecommunications operations excluding the one-time purchased in-process research and development write-off, was approximately $28.4 million, which is 9.3% of telecommunications revenues.

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

  Income Taxes. The Company recorded income tax expense of $7.3 million attributable to continuing operations in Fiscal 1999. An income tax benefit of $4.3 million upon the exercise of stock options was recorded directly into additional paid-in capital in Fiscal 1999. In Fiscal 1998, the Company recorded an income tax benefit of $1.9 million from the reversal of the previously established deferred tax valuation allowance. The allowance was reversed as the realization of the net deferred tax asset was more likely than not. A portion of the benefit that related to the tax deduction upon the exercise of stock options was recorded directly into additional paid in capital.

  Acquired In-Process Research and Development. The Company did not incur any expense related to acquired in-process research and development during Fiscal 1999. The Company's statement of operations for Fiscal 1998 reflects a non-recurring charge of $17.9 million, representing the portion of the purchase price paid for InterExchange allocated to the in-process research and development of alternative switching and compression technologies. Neither of these projects has been successfully completed at this time, and both projects have been terminated. Currently, the Company is not contemplating any additional acquisitions of in-process research and development.

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

Each share of Series A Stock was converted into three shares of Net2Phone Class A Common Stock at the time of Net2Phone's initial public offering. Upon completion of Net2Phone's initial public offering and concurrent conversion of Series A Preferred Stock into Class A Common stock, the Company recorded a pretax gain of approximately $65,587,000 in the first quarter of Fiscal 2000. Deferred taxes of approximately $26.2 million have been provided on the gain.

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

  Depreciation and Amortization. Depreciation and amortization costs increased 183% from approximately $4.9 million in Fiscal 1997 to approximately $13.8 million in Fiscal 1998. As a percentage of revenues, these costs increased from 3.6% in Fiscal 1997 to 4.1% in Fiscal 1998. These costs increased in absolute terms primarily as a result of the amortization of goodwill and other intangible assets that resulted from the Company's acquisition of InterExchange in the fourth quarter of Fiscal 1998 and the Company's higher fixed asset base during Fiscal 1998 as compared with Fiscal 1997 due to the Company's efforts to expand its telecommunications network infrastructure, enhance its Internet network and expand its facilities. The Company anticipates that depreciation and amortization costs will continue to increase as the Company continues to implement its growth strategy.

  Income (loss) from Operations. The Company's loss from operations was $3.4 million in Fiscal 1997 compared to income from operations of $0.8 million in Fiscal 1998. Income from operations for the Company's telecommunications business increased to approximately $10.5 million in Fiscal 1998 from $5.7 million in Fiscal 1997. The Company's loss from operations in Fiscal 1998 includes a one-time charge of $17.9 million as a write-off of purchased in-process research and development costs in connection with the Company's acquisition of InterExchange. As a percentage of telecommunication revenues, income from operations for the telecommunications business decreased to 3.5% in Fiscal 1998 from approximately 5.7% in Fiscal 1997. Fiscal 1998 income from telecommunications operations excluding the one-time purchased in-process research and development write-off, was approximately $28.4 million, which is 9.3% of telecommunications revenues.

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

  Acquired In-Process Research and Development. In May 1998, the Company completed its acquisition of InterExchange. The Company's statement of operations for Fiscal 1998 reflects a non-recurring charge of $17.9 million, representing the portion of the purchase price paid for InterExchange allocated to the in-process research and development of alternative switching and compression technologies. Neither of these projects has been successfully completed at this time, and both projects have been terminated. Currently, the Company is not contemplating any additional acquisitions of in-process research and development.

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

                                IDT CORPORATION
                   CONSOLIDATED QUARTERLY INCOME STATEMENTS
                     (in thousands, except per share data)

                           Oct.     Jan.
                            31,      31,    April 30, July 31,  Oct. 31, Jan. 31,   April    July31,
                           1997     1998      1998      1998      1998     1999    30, 1999    1999
                          -------  -------  --------- --------  -------- --------  --------  --------
                                                      Restated  Restated Restated  Restated  Restated
Revenues:
 Telecommunications.....  $47,804  $63,050    $79,082 $113,928  $123,708 $149,239  $179,190  $232,435
 Internet...............    4,850    5,194      5,211    4,746     4,269    4,312     4,217     4,136
 Net2Phone..............    2,097    2,709      2,819    3,883     5,301    7,190     8,344     9,843
                          -------  -------    ------- --------  -------- --------  --------  --------
 Total revenues.........   54,751   70,953     87,112  122,557   133,278  160,741   191,751   246,414
Costs and expenses:
 Direct cost of
  revenues..............   40,861   51,449     59,505   89,045   101,074  126,592   150,183   197,201
 Selling, general and
  administrative........    9,835   13,872     20,344   17,924    17,056   23,750    29,966    57,728
 Acquired research and
  development...........      --       --         --    17,900       --       --        --        --
 Depreciation and
  amortization..........    1,745    2,042      2,765    7,258     7,965    8,823     9,428    10,144
                          -------  -------    ------- --------  -------- --------  --------  --------
 Total costs and
  expenses..............   52,441   67,363     82,614  132,127   126,095  159,165   189,577   265,073
                          -------  -------    ------- --------  -------- --------  --------  --------
Income (loss) from
 operations.............    2,310    3,590      4,498   (9,570)    7,183    1,576     2,174   (18,659)
Other (net).............     (347)    (436)       337      153       205      (62)     (153)   (3,254)
                          -------  -------    ------- --------  -------- --------  --------  --------
Income (loss) before
 taxes, minority
 interests and
 extraordinary item.....    1,963    3,154      4,835   (9,417)    7,388    1,514     2,021   (21,913)
Income tax provision
 (benefit)..............      --       --         --    (2,524)    2,547      574     1,219     2,913
Minority interests......      --       --         --     3,896     1,623      562       420    (5,914)
                          -------  -------    ------- --------  -------- --------  --------  --------
Income (loss) before
 extraordinary item.....    1,963    3,154      4,835  (10,789)    3,218      378       382   (18,912)
Extraordinary item, net
 of income taxes........      --       --         --      (132)      --       --        --     (3,270)
                          -------  -------    ------- --------  -------- --------  --------  --------
Net income (loss).......    1,963    3,154      4,835  (10,921)    3,218      378       382   (22,182)
Subsidiary redeemable
 preferred stock
 dividends..............      --       --         --       --        --       --        --     26,297
                          -------  -------   -------  --------  -------- --------  --------  --------
Net income (loss)
 available to common
 stockholders...........  $ 1,963  $ 3,154    $ 4,835 $(10,921) $  3,218 $    378  $    382  $(48,479)
                          =======  =======   =======  ========  ======== ========  ========  ========
Net income (loss) per
 share--basic...........  $  0.09  $  0.14    $  0.17 $  (0.34) $   0.10 $   0.01  $   0.01  $  (1.43)
                          =======  =======   =======  ========  ======== ========  ========  ========
Weighted average shares
 outstanding--basic.....   21,999   23,330     28,881   32,359    33,200   33,332    33,649    33,919
                          =======  =======   =======  ========  ======== ========  ========  ========
Net income (loss) per
 share--diluted.........  $  0.08  $  0.12    $  0.15 $  (0.34) $   0.09 $   0.01  $   0.01  $  (1.43)
                          =======  =======   =======  ========  ======== ========  ========  ========
Weighted average shares
 outstanding--diluted...   25,480   27,054     32,693   32,359    35,702   35,344    35,731    33,919
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

Changes in Other Assets, Accounts Receivable, Allowance for Doubtful Accounts and Deferred Revenue

  Other current assets increased from $12.1 million at July 31, 1998 to $36.3 million at July 31, 1999, due primarily to increases in contract deposits at Net2Phone and increases in carrier deposits. The average age of the Company's accounts receivable, as measured by number of days sales outstanding, has been increasing due to a significant increase in sales to more credit-worthy carriers. These carriers demand, and the Company is willing to grant, extended payment terms.

  Due to the wide range of collection terms, future trends with respect to days sales outstanding are generally dependent upon the proportion of total sales made to carriers, who are often offered extended payment terms of up to 90 days, and prepaid calling distributors, who generally receive terms of up to 30 days. Therefore, the trends in days sales outstanding will depend, in large part, on the mix of (wholesale) carrier versus retail (debit card distributor) customers. In addition, as the Company is willing to extend longer payments terms to credit-worthy customers, an increase in customers belonging to the highest credit class, as a percentage to total customers, could also lead to an increase in days sales outstanding. However, as the foregoing is difficult to predict, it is not possible at this time to determine whether or not the recent trend in days sales outstanding will continue.

  The allowance for doubtful accounts as a percentage of accounts receivable decreased, from 14.1% at July 31, 1998, to 6.7% at July 31,1999.

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

 10.18(11) Loan Agreement between the Registrant and Stephen Brown.

 10.19+ Internet/Telecommunications Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

 10.20+    Joint Marketing Agreement, dated as of May 7, 1999, by and between
           Registrant and Net2Phone, Inc.

 10.21+    IDT Services Agreement, dated as of May 7, 1999, by and between
           Registrant and Net2Phone, Inc.

 10.22+ Net2Phone Services Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

 10.23+ Assignment Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

 Exhibit
 Number  Description
 ------- -----------
 10.24+  Tax Sharing and Indemnification Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

 10.25+ Separation Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

 10.26+  Co-location and Facilities Management Services Agreement, dated as of
         May 20, 1999, by and between Registrant and Net2Phone, Inc.

 21.01+  Subsidiaries of the Registrant

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

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IDT Corporation

                                                     /s/ Howard S. Jonas
                                          By: ____________________________
                                                      Howard S. Jonas
                                             Chairman, Chief Executive Officer
                                                       and Treasurer

Date: August 11, 2000

  Pursuant to the requirements of the Securities Act of 1933, this Annual Report on Form 10-K/A has been signed by the following persons on this 11th day of August, 2000 in the capacities and on the dates indicated.

              Signature                          Titles
              ---------                          ------

         /s/ Howard S. Jonas           Chairman and Chief
______________________________________  Executive Officer
           Howard S. Jonas              (Principal Executive
                                        Officer)

         /s/ James A. Courter          Vice Chairman, President
______________________________________  and Director
           James A. Courter

           /s/ Hal Brecher             Chief Operating Officer
______________________________________  and Director
             Hal Brecher

         /s/ Stephen R. Brown          Chief Financial Officer
______________________________________  and Director (Principal
           Stephen R. Brown             Financial and Accounting
                                        Officer)

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

         /s/ Meyer A. Berman           Director
______________________________________
           Meyer A. Berman

              Signature                                       Titles
              ---------                                       ------

         /s/ J. Warren Blaker                       Director
______________________________________
           J. Warren Blaker

          /s/ Denis A. Bovin                        Director
______________________________________
            Denis A. Bovin

                                                    Director
______________________________________
           Saul K. Fenster

                                                    Director
______________________________________
           William A. Owens

         /s/ William F. Weld                        Director
______________________________________
           William F. Weld

                                IDT CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors...........................................  F-2
Consolidated Balance Sheets as of July 31, 1998 and 1999.................  F-3
Consolidated Statements of Operations for the years ended July 31, 1997,
 1998 and 1999...........................................................  F-4
Consolidated Statements of Stockholders' Equity for the years ended July
 31, 1997, 1998 and 1999.................................................  F-5
Consolidated Statements of Cash Flows for the years ended July 31, 1997,
 1998 and 1999...........................................................  F-6
Notes to Consolidated Financial Statements...............................  F-7
Financial Statement Schedule--Valuation and Qualifying Accounts.......... F-25

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

  As discussed in Note 1 to the financial statements, the Company has restated its financial statements for the years ended July 31, 1998 and 1999 to adjust the timing of a gain recognized on the sale of preferred stock by a subsidiary and adjust the determination and allocation of the purchase price relating to a purchase business combination.

                                                              ERNST & YOUNG LLP

New York, New York
October 1, 1999

except for Note 1, as to which the date is

July 19, 2000

                                IDT CORPORATION

                  CONSOLIDATED BALANCE SHEETS (RESTATED)

                                                             July 31
                                                    --------------------------
                                                        1998          1999
                                                    ------------  ------------
Assets
Current assets:
  Cash and cash equivalents........................ $115,283,519  $ 52,903,479
  Marketable securities............................   60,308,768    77,869,655
  Trade accounts and commissions receivable, net of
   allowance for doubtful accounts of approximately
   $6,255,000 at July 31, 1998 and $7,643,000 at
   July 31, 1999...................................   38,037,974   106,146,127
  Notes receivable--current portion................    2,140,000    18,967,967
  Other current assets.............................   12,096,803    36,311,052
                                                    ------------  ------------
    Total current assets...........................  227,867,064   292,198,280
Property, plant and equipment, at cost, net........   75,332,476   114,122,923
Trademark, net.....................................          --      4,791,667
Notes receivable--long-term portion................   21,767,769     2,187,071
Intangible assets, net.............................  126,813,746   117,366,124
Deferred tax assets, net...........................    2,202,500     3,358,500
Other assets.......................................    7,256,674    25,846,814
                                                    ------------  ------------
    Total assets................................... $461,240,229  $559,871,379
                                                    ============  ============
Liabilities and stockholders' equity
Current liabilities:
  Trade accounts payable........................... $ 38,793,873  $ 79,475,136
  Accrued expenses.................................    3,499,301     5,354,710
  Interest payable.................................    3,942,577     1,564,741
  Deferred revenue.................................    9,175,218    13,209,663
  Notes payable--current portion...................    1,865,849     4,752,780
  Capital lease obligations--current portion.......    3,989,375     6,029,273
  Other current liabilities........................      220,325     2,397,234
                                                    ------------  ------------
    Total current liabilities......................   61,486,518   112,783,537
Notes payable--long-term portion...................  101,833,892   112,973,330
Capital lease obligations--long-term portion.......   11,232,053    15,742,218
                                                    ------------  ------------
    Total liabilities..............................  174,552,463   241,499,085
Minority interests.................................    3,895,669    42,043,131
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; authorized
   shares--10,000,000; no shares issued............          --            --
  Common stock, $.01 par value; authorized shares--
   100,000,000; 22,848,866 and 23,982,854 shares
   issued and outstanding in 1998 and 1999,
   respectively....................................      228,489       239,829
  Class A stock, $.01 par value; authorized
   shares--35,000,000; 10,255,668 and 10,029,758
   shares issued and outstanding in 1998 and 1999,
   respectively....................................      102,557       100,298
  Loans to stockholders............................          --       (251,207)
  Additional paid-in capital.......................  305,379,770   317,362,508
  Accumulated deficit..............................  (22,918,719)  (41,122,265)
                                                    ------------  ------------
    Total stockholders' equity.....................  282,792,097   276,329,163
                                                    ------------  ------------
    Total liabilities and stockholders' equity..... $461,240,229  $559,871,379
                                                    ============  ============

                            See accompanying notes.

                                IDT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Year ended July 31
                                     ----------------------------------------
                                         1997          1998          1999
                                     ------------  ------------  ------------
                                                     Restated      Restated
Revenue............................. $135,187,227  $335,372,915  $732,183,855
Costs and expenses:
  Direct cost of revenue............   92,214,223   240,859,809   575,049,683
  Selling, general and
   administrative...................   41,544,987    61,974,851   128,499,715
  Acquired research and
   development......................          --     17,900,000           --
  Depreciation and amortization.....    4,873,142    13,810,488    36,359,986
                                     ------------  ------------  ------------
Total costs and expenses............  138,632,352   334,545,148   739,909,384
                                     ------------  ------------  ------------
Income (loss) from operations.......   (3,445,125)      827,767    (7,725,529)
Interest expense....................     (862,954)   (5,978,760)  (11,318,964)
Interest income.....................      436,112     5,582,951    10,090,332
Other...............................       35,197       103,215    (2,035,150)
                                     ------------  ------------  ------------
Income (loss) before income taxes,
 minority interests and
 extraordinary items................   (3,836,770)      535,173   (10,989,311)
Provision (benefit) for income
 taxes..............................          --     (2,523,500)    7,253,000
Minority interests..................          --      3,895,669    (3,308,552)
                                     ------------  ------------  ------------
Income (loss) before extraordinary
 items..............................   (3,836,770)     (836,996)  (14,933,759)
Extraordinary loss on retirement of
 debt, net of income taxes..........          --       (132,376)   (3,269,787)
                                     ------------  ------------  ------------
Net income (loss)...................   (3,836,770)     (969,372)  (18,203,546)
Subsidiary redeemable preferred
 stock dividends....................          --            --     26,297,426
                                     ------------  ------------  ------------
Net loss available to common
 stockholders....................... $ (3,836,770) $   (969,372) $(44,500,972)
                                     ============  ============  ============
Loss per share:
Loss before extraordinary items:
  Basic and diluted................. $      (0.18) $      (0.02) $      (1.23)
Extraordinary loss on retirement of
 debt, net of income taxes:
  Basic and diluted................. $        --   $      (0.01) $      (0.10)
                                     ------------  ------------  ------------
Net loss............................ $      (0.18) $      (0.03) $      (1.33)
                                     ============  ============  ============
Weighted average number of shares
 used in calculation of basic loss
 per share..........................   21,152,927    28,571,421    33,529,930
                                     ============  ============  ============

                            See accompanying notes.

                                IDT CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            Common Stock        Class A Stock       Additional                                  Total
                         ------------------- --------------------    Paid-In       Loans to   Accumulated   Stockholders'
                           Shares    Amount    Shares     Amount     Capital     Stockholders   Deficit        Equity
                         ---------- -------- ----------  --------  ------------  ------------ ------------  -------------
Balance at July 31,
 1996...................  9,666,900 $ 96,669 11,174,330  $111,743  $ 44,746,841   $     --    $(18,112,577) $ 26,842,676
 Compensation expense
  recognized on issuance
  of stock options......        --       --         --        --         41,213         --             --         41,213
 Exercise of stock
  options...............    969,100    9,691        --        --      2,202,334         --             --      2,212,025
 Net loss for the year
  ended July 31, 1997...        --       --         --        --            --          --      (3,836,770)   (3,836,770)
                         ---------- -------- ----------  --------  ------------   ---------   ------------  ------------
Balance at July 31,
 1997................... 10,636,000  106,360 11,174,330   111,743    46,990,388         --     (21,949,347)   25,259,144
 Exercise of stock
  options...............  1,615,366   16,154        --        --      5,281,017         --             --      5,297,171
 Income tax benefit from
  stock options
  exercised.............        --       --         --        --      8,790,000         --             --      8,790,000
 Conversion of Class A
  stock to common
  stock.................    918,662    9,186   (918,662)   (9,186)          --          --             --            --
 Issuance of common
  stock in connection
  with business
  acquisitions..........  3,967,323   39,673        --        --    116,540,827         --             --    116,580,500
 Common stock issued
  upon conversion of
  notes payable.........    582,762    5,828        --        --      8,648,685         --             --      8,654,513
 Exercise of warrants...     35,003      350        --        --        530,258         --             --        530,608
 Sale of common stock...  5,093,750   50,938        --        --    118,208,595         --             --    118,259,533
 Issuance of common
  stock to employees by
  related party.........        --       --         --        --        390,000         --             --        390,000
 Net loss for the year
  ended July 31, 1998...        --       --         --        --            --          --        (969,372)     (969,372)
                         ---------- -------- ----------  --------  ------------   ---------   ------------  ------------
Balance at July 31,
 1998................... 22,848,866  228,489 10,255,668   102,557   305,379,770         --     (22,918,719)  282,792,097
 Exercise of stock
  options...............    696,840    6,968        --        --      4,075,118    (251,207)           --      3,830,879
 Income tax benefit from
  stock options
  exercised.............        --       --         --        --      4,257,973         --             --      4,257,973
 Conversion of Class A
  stock to common
  stock.................    225,910    2,259   (225,910)   (2,259)          --          --             --            --
 Issuance of common
  stock in connection
  with business
  acquisitions..........    100,000    1,000        --        --      2,849,000         --             --      2,850,000
 Exercise of warrants...    111,238    1,113        --        --        922,801         --             --        923,914
 Costs associated with
  stock registration....        --       --         --        --       (122,154)        --             --       (122,154)
 Net income for the year
  ended July 31, 1999...        --       --         --        --            --          --     (18,203,546)  (18,203,546)
                         ---------- -------- ----------  --------  ------------   ---------   ------------  ------------
Balance at July 31,
 1999................... 23,982,854 $239,829 10,029,758  $100,298  $317,362,508   $(251,207)  $(41,122,265) $276,329,163
                         ========== ======== ==========  ========  ============   =========   ============  ============

                            See accompanying notes.

                                IDT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year ended July 31
                                      ----------------------------------------
                                         1997          1998           1999
                                      -----------  -------------  ------------
                                                     Restated       Restated
Operating activities
Net loss............................  $(3,836,770) $    (969,372) $(18,203,546)
Adjustments to reconcile net loss to
 net cash provided by (used in)
 operating activities:
 Amortization.......................       97,056      4,096,651    15,153,768
 Depreciation.......................    4,776,086      9,713,837    21,206,218
 Extraordinary loss on retirement of
  debt before taxes.................          --         132,376     5,359,787
 Amortization of deferred
  compensation......................          --             --     15,734,418
 Acquired research and development
  costs by issuance of common
  stock.............................          --      17,900,000           --
 Minority interests.................          --       3,895,669    (3,308,552)
 Deferred income taxes..............          --      (2,812,500)   (1,156,000)
 Issuance of common stock to
  employees by related party........          --         390,000           --
 Changes in assets and liabilities:
  Accounts receivable...............   (9,273,827)   (20,909,084)  (68,108,153)
  Other current assets..............     (937,660)    (9,138,112)  (24,214,249)
  Other assets......................   (1,801,077)    (1,359,248)   (6,770,740)
  Notes receivable..................    2,861,003        485,810           --
  Trade accounts payable............    6,233,349     18,141,813    39,056,078
  Accrued expenses..................   (4,225,977)       878,017     1,290,649
  Deferred revenue..................    1,459,352      6,732,370     4,034,445
  Interest payable..................          --       4,063,120    (2,377,836)
  Other current liabilities.........      173,946       (375,626)    2,176,909
  Other.............................       41,213       (262,376)    1,830,450
                                      -----------  -------------  ------------
Net cash provided by (used in)
 operating activities...............   (4,433,306)    30,603,345   (18,296,354)
Investing activities
Purchases of property, plant and
 equipment..........................   (7,112,962)   (41,332,835)  (48,097,692)
Purchase of trademark...............          --             --     (5,000,000)
Issuance of notes receivable........          --     (23,595,526)  (13,423,462)
Investments and acquisitions........   (2,133,157)           --    (10,735,031)
Collection of notes receivable......          --             --     14,040,147
Payments for the purchase of
 InterExchange, Inc.................          --     (20,588,000)          --
Net purchases of marketable
 securities.........................          --     (60,308,768)  (17,560,887)
                                      -----------  -------------  ------------
Net cash used in investing
 activities.........................   (9,246,119)  (145,825,129)  (80,776,925)
Financing activities
Proceeds from issuance of Series A
 Preferred stock and warrants by
 Net2Phone..........................          --             --     29,900,000
Proceeds from exercise of stock
 options for Net2Phone..............          --             --      1,334,000
Proceeds from exercise of warrants
 for Net2Phone......................          --             --        437,870
Payment of debt issuance costs......          --             --     (4,475,029)
Distribution to minority
 shareholder........................          --             --     (6,079,274)
Proceeds from borrowings............    6,750,000    110,668,294   115,945,551
Payment of financing costs..........          --      (3,561,070)          --
Proceeds from exercise of warrants..          --         530,608       923,914
Proceeds from exercise of stock
 options............................    2,212,025      5,297,171     7,966,698
Repayment of capital lease
 obligations........................     (684,070)    (2,665,084)   (5,348,909)
Repayments of borrowings............   (1,817,973)    (5,698,462) (103,911,582)
Proceeds from sale of common stock..          --     118,259,533           --
                                      -----------  -------------  ------------
Net cash provided by financing
 activities.........................    6,459,982    222,830,990    36,693,239
                                      -----------  -------------  ------------
Net increase (decrease) in cash.....   (7,219,443)   107,609,206   (62,380,040)
Cash and cash equivalents at
 beginning of period................   14,893,756      7,674,313   115,283,519
                                      -----------  -------------  ------------
Cash and cash equivalents at end of
 period.............................  $ 7,674,313  $ 115,283,519  $ 52,903,479
                                      ===========  =============  ============
Supplemental disclosure of cash flow
 information:
Cash payments made for interest.....  $   863,000  $   2,036,000  $ 13,483,000
                                      ===========  =============  ============
Cash payments made for income
 taxes..............................  $       --   $         --   $    235,000
                                      ===========  =============  ============
Supplemental schedule of non-cash
 activities:
Accrued interest converted to
 equity.............................  $       --   $     121,000  $        --
                                      ===========  =============  ============
Purchase of fixed assets by capital
 lease..............................  $ 6,122,000  $  12,448,000  $ 11,899,000
                                      ===========  =============  ============
Notes payable converted to equity...  $       --   $   8,534,000  $        --
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

 Restatement

  The Company has restated its financial statements for the years ended July 31, 1998 and 1999. The restatement resulted from adjusting i) the timing of a gain recognized on the sale of preferred stock by Net2Phone (Note 7), and ii) the determination and allocation of the purchase price relating to the Company's acquisition of InterExchange, Inc. (Note 11).

  In the Company's previously filed 1999 annual report on Form 10-K, the gain on the sale of stock by Net2Phone was recognized in July 1999, the fourth quarter of fiscal 1999. In the accompanying restated financial statements the gain has been recognized in August 1999, the first quarter of fiscal 2000. In addition, in the Company's previously filed 1998 and 1999 annual reports on Form 10-K, the purchase price allocation and the fair value of the assets acquired and liabilities assumed from InterExchange at the date of acquisition were adjusted as indicated below:

                                        Previously                  Increase/
                                         Reported      Restated    (Decrease)
                                        -----------  ------------  -----------
Number of shares issued...............    3,242,323     3,242,323
Price per share (1)...................  $     21.59  $      33.50
                                        -----------  ------------
Total value of common stock issued....   70,000,000   108,618,000  $38,618,000
Cash paid.............................   20,000,000    20,000,000          --
Professional fees.....................      588,000       588,000          --
                                        -----------  ------------  -----------
  Total Purchase Price................  $90,588,000  $129,206,000  $38,618,000
                                        ===========  ============  ===========
                                        Previously
                                         Reported
                                           Fair        Restated     Increase/
                                           Value      Fair Value   (Decrease)
                                        -----------  ------------  -----------
Current assets........................  $    36,000  $     36,000  $       --
Property and equipment................    5,539,000     5,539,000          --
Current liabilities...................   (7,357,000)   (7,357,000)         --
Acquired research and development.....   25,000,000    17,900,000   (7,100,000)
Core technology.......................          --     21,200,000   21,200,000
Assembled workforce...................          --      2,300,000    2,300,000
Goodwill..............................   67,370,000    98,988,000   31,618,000
Deferred tax liability on identifiable
 intangible assets....................          --     (9,400,000)  (9,400,000)
                                        -----------  ------------  -----------
  Total Purchase Price................  $90,588,000  $129,206,000  $38,618,000
                                        ===========  ============  ===========

--------

(1) The increase to $33.50 per share is due to the elimination of a discount previously applied to the IDT common stock issued.

                             IDT CORPORATION

  The aggregate effect of the aforementioned adjustments on the Company's Fiscal 1998 and 1999 financial statements is as follows:

                                           Fiscal 1998 Impact
                            --------------------------------------------------
                            Previously Filed   Restated    Increase/(decrease)
                            ---------------- ------------  -------------------
Depreciation and
 amortization..............   $ 11,284,013   $ 13,810,488     $  2,526,475
Acquired research and
 development...............     25,000,000     17,900,000       (7,100,000)
Income/(loss) from
 operations................     (3,745,758)       827,767        4,573,525
Provision (benefit) for
 income taxes..............     (1,671,000)    (2,523,500)         852,500
Net loss ..................     (6,395,397)      (969,372)      (5,426,025)
Basic and diluted net loss
 per share.................          (0.22)         (0.03)           (0.19)
Total assets...............    417,196,204    461,240,229       44,044,025
Stockholders' equity.......    238,748,072    282,792,097       44,044,025
                                           Fiscal 1999 Impact
                            --------------------------------------------------
                            Previously Filed   Restated    Increase/(decrease)
                            ---------------- ------------  -------------------
Depreciation and
 amortization..............   $ 26,254,086   $ 36,359,986     $ 10,105,900
Income (loss) from
 operations................      2,380,371     (7,725,529)     (10,105,900)
Other income (expense).....     19,576,147     (2,035,150)     (21,611,297)
Provision (benefit) for
 income taxes..............     17,850,000      7,253,000      (10,597,000)
Net income (loss)..........      2,916,651    (18,203,546)     (21,120,197)
Basic and diluted net loss
 per share.................          (0.70)         (1.33)           (0.63)
Total assets...............    515,336,254    559,871,379       44,535,125
Stockholders' equity.......    253,405,335    276,329,163       22,923,828

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

                             IDT CORPORATION

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

 Marketable Securities

  Marketable securities consist of debt securities which are considered to be held to maturity, and are carried at amortized cost which approximates fair value.

 Goodwill and Other Intangible Assets

  Goodwill is being amortized over 20 years using the straight-line method. Accumulated amortization at July 31, 1998 and 1999 was approximately $1.3 million and $6.3 million respectively. Other intangible assets consists of core programming technology and assembled workforce acquired in connection with the Company's acquisition of InterExchange, Inc. (Note 11). The unamortized balance of core programming technology, which is being amortized over 32 months, was approximately $19.2 million and $11.2 million at July 31, 1998 and 1999, respectively. The unamortized balance of assembled workforce, which is being amortized over four years, was approximately $2.2 million and $1.6 million at July 31, 1998 and 1999, respectively. The Company systematically reviews the recoverability of its acquired intangible assets for each acquired entity to determine whether an impairment may exist. Upon a determination that the carrying value of acquired intangible assets will not be recovered from the undiscounted future cash flows of the acquired business, the carrying value of such acquired intangible assets would be considered impaired and will be reduced by a charge to operations in the amount of the impairment.

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

                                IDT CORPORATION

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

                                IDT CORPORATION

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

                                IDT CORPORATION

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

                                IDT CORPORATION

  During the periods prior to the signing of the aforementioned agreements, service costs were generally allocated based upon a percentage of total revenue earned or payroll expense incurred by Net2Phone. Such allocated costs approximate the amounts that would have been charged under the intercompany agreements if they had been in effect during such periods.

6. Income Taxes

  Significant components of the Company's deferred tax assets and liabilities consists of the following:

                                                                July 31
                                                        -----------------------
                                                           1998        1999
                                                        ----------- -----------
   Deferred tax assets:
     Bad debt reserve.................................. $ 2,577,000 $ 3,045,000
     Exercise of stock options.........................   8,790,000   7,926,000
     Other.............................................   1,263,000     285,000
                                                        ----------- -----------
   Deferred tax assets.................................  12,630,000  11,256,000
                                                        ----------- -----------
   Deferred tax liabilities:
     Depreciation......................................   1,880,000   2,760,000
     Identifiable intangibles..........................   8,547,500   5,137,500
                                                        ----------- -----------
   Deferred tax liabilities............................  10,427,500   7,897,500
                                                        ----------- -----------
       Net deferred tax assets......................... $ 2,202,500 $ 3,358,500
                                                        =========== ===========

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

  The provision (benefit) for income taxes consists of the following for the years ended July 31:

                                                    1997    1998         1999
                                                    ---- -----------  ----------
   Current:
     Federal....................................... $--  $       --   $  400,000
     State and local...............................  --      200,000         --
                                                    ---- -----------  ----------
                                                     --      200,000     400,000
                                                    ---- -----------  ----------
   Deferred:
     Federal.......................................  --   (2,207,000)  3,768,000
     State and local...............................  --     (605,500)    995,000
                                                    ---- -----------  ----------
                                                     --   (2,812,500)  4,763,000
                                                    ---- -----------  ----------
                                                    $--  $(2,612,500) $5,163,000
                                                    ==== ===========  ==========

                                IDT CORPORATION

  The income statement classification of the provision (benefit) for income taxes consists of the following at July 31:

                                                1997    1998         1999
                                                ---- -----------  -----------
   Income tax provision (benefit) attributable
    to continuing operations..................  $--  $(2,523,500) $ 7,253,000
   Income tax benefit attributable to
    extraordinary loss........................   --      (89,000)  (2,090,000)
                                                ---- -----------  -----------
                                                $--  $(2,612,500) $ 5,163,000
                                                ==== ===========  ===========

  The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provides are as follows:

                                          1997         1998         1999
                                       -----------  -----------  -----------
   Federal income tax at statutory
    rate.............................. $(1,343,000) $   281,000  $(3,842,000)
   Purchased research and
    development.......................         --     6,240,000          --
   Change in valuation allowance......   1,534,000   (9,294,000)         --
   Losses for which no benefit
    provided..........................         --           --     6,110,000
   Non-deductible expenses............         --           --     2,226,000
   State and local income tax.........    (227,000)     369,500      647,000
   Other, net.........................      36,000     (209,000)      22,000
                                       -----------  -----------  -----------
                                       $       --   $(2,612,500) $ 5,163,000
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

                                IDT CORPORATION

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

                                IDT CORPORATION

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

  For purposes of pro forma disclosures, the estimated fair value of the options under SFAS 123 is amortized to expense over the options' vesting period. For the years ended July 31, 1997, 1998 and 1999, pro forma net loss and pro forma net loss per share under SFAS 123 amounted to approximately $(10,054,000), $(11,082,000) and $(53,295,000) respectively, and $(0.48)
$(0.39), and $(1.59), respectively.

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

 Public Offerings

  On February 3, 1998, the Company completed a public offering of 5,093,750 shares of its common stock for $24.875 a share. The Company realized net proceeds of approximately $118.3 million from this offering.

  On August 3, 1999, Net2Phone completed an initial public offering of 6,210,000 shares of its Common Stock (the "Initial Public Offering") at a price of $15.00 per share, resulting in net proceeds of approximately $85.3 million. Upon completion of the Initial Public Offering, 3,140,000 shares of Net2Phone Series A Stock were converted into 9,420,000 shares of Net2Phone Class A Stock. As a result of the Initial Public Offering and concurrent conversion of Series A Stock to Class A Stock, IDT's ownership percentage in Net2Phone decreased from 90% to approximately 56.2%. This resulted in the Company recording a gain on the sale of stock by a subsidiary of approximately $65.6 million in the first quarter of fiscal 2000. Deferred taxes of approximately $26.2 million have been provided on the gain.

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

  In August 1998, a subsidiary of the Company, InterExchange, Inc. ("IX"), filed a complaint in the New Jersey Superior Court, Middlesex County, against PT-1 Communications, Inc. ("PT-1"). The action has been removed to the U.S. District Court for the District of New Jersey. The action arises from a contract in which IX and PT-1 agreed that PT-1 would route its traffic from prepaid calling cards through IX's debit card platform. In the action, IX claimed that PT-1 breached its contract with IX by failing to make required payments under the contract, and claimed compensatory damages in the amount of $8.5 million. In February 1999, PT-1 filed an answer and counterclaim and third party complaint against IX, the Company, and certain of their officers, including Howard S. Jonas. PT-1 alleges that IX is not entitled to these payments in that IX had breached the agreement, and that, following IX's 1998 merger agreement with the Company, in which IX become a wholly-

                                IDT CORPORATION
owned subsidiary of the Company, IX violated its covenant in the agreement that it would not compete with PT-1. PT-1 also alleges, among other things, that the Company and Mr. Jonas tortiously interfered with the contract between IX and PT-1, and that they conspired with IX and its personnel to obtain confidential information relating to PT-1. PT-1 seeks compensatory damages and punitive damages. In May 1999, the Company and Howard S. Jonas filed an answer to PT-1's third party complaint and IX filed a motion for leave to amend their complaint to add Star Telecommunications and Samer Tawfik as additional defendants and to include the additional claims of tortious interference and fraud in the inducement. The Company and individual plaintiffs David Turock, Eric Hecht, Bradley Turock and Richard Robbins have sought leave to amend their counterclaims to include Star Telecommunications as an additional defendant for failure to permit plaintiff to execute certain stock warrants to purchase PT-1 stock. The Court has issued an order which provides that PT-1 may not allege a specific amount of damages although the order does not forbid PT-1 from claiming damages in general. Discovery is continuing and a trial date has not been scheduled.

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

                                IDT CORPORATION

$27,154,000 in Fiscal 2000, $14,888,000 in Fiscal 2001, $3,713,000 in Fiscal
2002, $2,485,000 in Fiscal 2003, and $1,440,000 in Fiscal 2004.

  In September 1998, the Company entered into a 20 year agreement with a carrier to provide the Company with nationwide bandwidth capacity and maintenance services in exchange for total payments estimated at $32.0 million.

  On January 31, 1999, the Company entered into a series of agreements with a third party. The agreements call for the bundling of the Company's Internet telephony products with the third party's Internet browser, the purchase of software from the third party and the use of the third party's trademark. The agreements require the Company to pay the third party (i) $5,000,000 for the use of the trademark, (ii) $8,000,000 for the purchase of software and (iii) commissions on revenues generated from customers that the Company obtains from the bundling of products. Through July 31, 1999, the Company had paid $1,500,000 and accrued $3,500,000 for the right to use the trademark and $8,000,000 for certain software. The Company has capitalized the costs of the right to use the trademark and the software costs and will amortize them over the term of the bundling agreement, which expires two years after the release of the bundled product.

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

                                IDT CORPORATION

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

  The warrants are accounted for in accordance with the provisions of EITF 96-18, "Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services." Due to the uncertainty of reaching performance measures stipulated in the warrant agreement, the Company has not recorded any expense relating to the issuance of the warrant. Upon determination that the achievement of the revenue thresholds is probable, the Company will value the warrant and expense it over the remaining period until the performance criteria is met. The three revenue thresholds are $10 million, $50 million and $75 million and the term of the distribution and marketing agreement is four years. If the three incremental thresholds had been met on July 31, 1999, the Company would have expensed approximately $20 million.

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

  The Company evaluates the performance of its business segments based primarily on operating income after depreciation and amortization but prior to interest expense and income taxes; all corporate overhead is allocated

                                IDT CORPORATION
to the business segments based on time and usage studies. Operating results and other financial data presented for the principal business segments of the Company for the years ended July 31, 1997, 1998 and 1999 are as follows ($ in thousands):

                              Wholesale            Retail
                          Telecommunications Telecommunications Internet  Internet
                               Services           Services      Services  Telephony   Total
                          ------------------ ------------------ --------  ---------  --------
Year ended July 31, 1997
Total segment revenue...       $ 65,389           $ 35,283      $33,435   $  2,652   $136,759
Less: revenues between
 segments...............           (735)               --          (540)      (297)    (1,572)
                               --------           --------      -------   --------   --------
Total unaffiliated
 revenue................         64,654             35,283       32,895      2,355    135,187
Income (loss) from
 operations.............          3,444              2,263       (8,092)    (1,060)    (3,445)
Depreciation and
 amortization...........            730                398        3,562        183      4,873
Total assets............         21,626             11,790       24,205        916     58,537
Year ended July 31, 1998
Total segment revenue...       $170,240           $137,159      $20,721   $ 12,006   $340,126
Less: revenues between
 segments...............         (3,535)               --          (720)      (498)    (4,753)
                               --------           --------      -------   --------   --------
Total unaffiliated
 revenue................        166,705            137,159       20,001     11,508    335,373
Income (loss) from
 operations.............          9,460              1,048       (7,030)    (2,650)       828
Depreciation and
 amortization...........          4,810              3,721        4,409        871     13,811
Total assets............        230,998            186,000       36,415      7,827    461,240
Year ended July 31, 1999
Total segment revenue...       $301,413           $395,542      $17,882   $ 33,256   $748,093
Less: revenues between
 segments...............        (12,383)               --          (948)    (2,578)   (15,909)
                               --------           --------      -------   --------   --------
Total unaffiliated
 revenue................        289,030            395,542       16,934     30,678    732,184
Income (loss) from
 operations.............         12,596             12,283       (8,197)   (24,408)    (7,726)
Depreciation and
 amortization...........         14,120             15,275        4,699      2,266     36,360
Total assets............        294,941            179,607       23,057     62,266    559,871

  The income (loss) from operations for the Wholesale Telecommunications Services and Retail Telecommunications Services business segments for fiscal 1998 includes their pro-rata portion of a $17.9 million non-recurring expense for the write-off of in-process research and development in connection with the acquisition of InterExchange, Inc. which was allocated to acquired research and development.

  Revenue from customers located outside of the United States represented approximately 25%, 11% and 13% of total revenue for the years ended July 31, 1997, 1998 and 1999, respectively, with no single foreign geographic area representing more than 10% of total revenues for any period presented. Revenues are attributed to countries based on the location of the customer. Long-lived assets held outside of the United States totaled approximately $9.9 million and $24.9 million as of July 31, 1998 and 1999, respectively. Long-lived assets held outside of the United States were insignificant as of July 31, 1997.

10. Additional Financial Information

  Trade accounts payable includes approximately $23,724,000 and $57,336,000 due to Telecommunication carriers at July 31, 1998 and 1999, respectively.

                                IDT CORPORATION

11. Acquisitions

  In November 1997, the Company completed the acquisition of 100% of the issued and outstanding common stock of Rock Enterprises, Inc. ("Rock"), a former consultant of the Company, for an aggregate purchase price of $5,312,500. The purchase price consists of 625,000 shares of the Company's common stock. The Company issued 312,500 of such shares on the closing date of the acquisition in November 1997. The remaining shares were issued in May 1998. The Company is accounting for such acquisition using the purchase method. Since Rock had no assets or liabilities, the entire purchase price has been allocated to goodwill. The operations of Rock have been included in the statement of operations since the date of the acquisition.

  In May 1998, the Company completed the acquisition of 51% of the issued and outstanding stock of Union Telecard Alliance, Inc. ("Union"), a former debit card reseller of the Company for an aggregate purchase price of $2,650,000. The purchase price consisted of 100,000 shares of the Company's common stock. Pursuant to the acquisition agreement, the Company issued an additional 100,000 shares of the Company's common stock valued at $2,850,000 in April 1999. Such issuance was the result of Union's net income exceeding $2.4 million in the one year period following the completion of the acquisition. There is no other contingent consideration. The Company accounted for the acquisition using the purchase method and consolidates its 51% interest in Union. The operations of Union have been included in the statement of operations since the date of the acquisition. Union had no assets or liabilities. The Company acquired Union as it gave IDT the ability to immediately enter the rapidly growing market for prepaid calling cards geared to specific ethnic markets. The initial entry into this market allowed the Company to become a significant participant in the market and be dominant in certain segments. Therefore, the entire purchase price has been allocated to goodwill.

  In May 1998, the Company completed the acquisition of Interexchange, Inc., a former debit card service platform provider of the Company, for an aggregate purchase price of $129,206,000. The purchase price consists of $20,000,000 in cash, 3,242,323 shares of the Company's common stock and $588,000 in professional fees incurred in connection with the acquisition. The common stock was valued based on a price per share of $33.50, which is the average price of the Company's common stock a few days before and after the acquisition was announced. The Company is accounting for such acquisition using the purchase method.

  The fair value of the assets acquired and liabilities assumed from Interexchange at the date of acquisition is summarized as follows:

     Current assets.............................................. $     36,000
     Property and equipment......................................    5,539,000
     Current liabilities.........................................   (7,357,000)
     Assembled workforce.........................................    2,300,000
     Core technology.............................................   21,200,000
     Acquired research and development...........................   17,900,000
     Goodwill....................................................   98,988,000
     Deferred Tax Liability on identifiable intangible assets....   (9,400,000)
                                                                  ------------
                                                                  $129,206,000
                                                                  ============

  In connection with such acquisition, the Company immediately expensed the amount allocated to in-process research and development of $17.9 million in accordance with generally accepted accounting principles, as technological feasibility had not been established and the technology had no alternative future use as of the date of the acquisition.

                                IDT CORPORATION

  The pro forma unaudited consolidated results of operations assuming consummation of the Interexchange acquisition as of the beginning of the respective periods are as follows:

                                                              July 31
                                                     --------------------------
                                                         1997          1998
                                                     ------------  ------------
     Revenues....................................... $144,937,000  $344,272,000
     Net loss before extraordinary item.............  (16,690,900)  (15,867,900)
     Net loss.......................................  (16,690,900)  (15,999,900)
     Loss per share.................................        (0.68)        (0.57)

  The pro forma unaudited consolidated results of operations in fiscal 1997 does not include a $17.9 million non-recurring expense for the write-off of in-process research and development in fiscal 1998.

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

  IDT's 49% interest in the Internet access company is accounted for using the equity method of accounting. The Company's 10% interest in the Internet portal company is accounted for at cost.

 IDT/Westmintech Joint Venture

  In September 1999, a subsidiary of the Company entered into an agreement to form a joint venture with Westmintech Company, L.L.C., to provide high speed voice and data services, including without limitation local and long distance telephone service (dedicated and 1+), cable television service (cable and/or fiber optic), on line service with direct Internet access and Internet access services and various other Internet services (DSL, dedicated and dial up) and various other Internet services and other technology to the tenants of commercial and residential properties worldwide. The Company will consolidate its 75% ownership interest in the joint venture.

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