Form 10-Q/A
period 2000-01-31
IDT CORP
filed 2000-08-11
CIK 1005731

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                FORM 10-Q/A

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

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

                   520 Broad Street, Newark, New Jersey 07102
               (Address of Principal Executive Office) (Zip Code)

                                 (201) 928-1000
              (Registrant's Telephone Number, Including Area Code)

                 190 Main Street, Hackensack, New Jersey 07601
  (Former Name, Former Address, and Former Fiscal Year, if Changed Since Last
                                    Report)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Common Stock, $.01 par value 24,231,999 shares as of March 15, 2000

   Class A Common Stock, $.01 par value 10,019,692 shares as of March 15, 2000

   (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                IDT CORPORATION

                               TABLE OF CONTENTS

 PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited).................................    3

          Condensed Consolidated Balance Sheets as of January 31, 2000 and
           July 31, 1999...................................................    3

          Condensed Consolidated Statements of Income for the six months
           and three months ended January 31, 2000 and 1999 ...............    4

          Condensed Consolidated Statements of Cash Flows for the six
           months ended January 31, 2000 and 1999..........................    5

          Notes to Condensed Consolidated Financial Statements.............    6

          Management's Discussion and Analysis of Financial Condition and
 Item 2.   Results of Operations...........................................   11

 PART II. OTHER INFORMATION................................................   20

 Item 1.  Legal Proceedings................................................   20

 Item 2.  Changes in Securities............................................   20

 Item 3.  Defaults Upon Senior Securities..................................   20

 Item 4.  Submission of Matters to a Vote of Security Holders..............   20

 Item 5.  Other Information................................................   20

 Item 6.  Exhibits and Reports on Form 8-K.................................   21

          SIGNATURES........................... ...........................   23

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                                IDT CORPORATION

             CONDENSED CONSOLIDATED BALANCE SHEETS (RESTATED)

                                                 January 31, 2000 July 31, 1999
                                                 ---------------- -------------
                                                   (Unaudited)      (Note 1)
ASSETS
------

Current assets:
  Cash and cash equivalents....................    $235,614,129   $ 52,903,479
  Marketable securities........................      80,887,825     77,869,655
  Accounts receivable, net.....................     151,107,301    106,146,127
  Notes receivable--current portion............             --      18,967,967
  Other current assets.........................      66,071,400     36,311,052
                                                   ------------   ------------
   Total current assets........................     533,680,655    292,198,280

Property, plant and equipment, at cost, net....     158,098,605    114,122,923
Trademark, net.................................       4,604,475      4,791,667
Notes receivable--long-term portion............       3,291,491      2,187,071
Intangibles....................................     111,324,134    117,366,124
Deferred tax assets, net.......................             --       3,358,500
Other assets...................................      40,914,047     25,846,814
                                                   ------------   ------------
   Total assets................................    $851,913,407   $559,871,379
                                                   ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Trade accounts payable.......................    $ 88,826,580   $ 79,475,136
  Accrued expenses.............................       6,972,841      5,354,710
  Interest payable.............................          15,240      1,564,741
  Deferred revenue.............................      19,029,647     13,209,663
  Notes payable--current portion...............       3,024,109      4,752,780
  Capital lease obligations--current portion...       8,996,016      6,029,273
  Other current liabilities....................      53,103,820      2,397,234
                                                   ------------   ------------
   Total current liabilities...................     179,968,253    112,783,537
  Deferred tax liabilities, net................      47,893,758            --
  Notes payable--long-term portion.............       4,128,394    112,973,330
  Capital lease obligation--long-term portion..      33,992,152     15,742,218
                                                   ------------   ------------
   Total liabilities...........................     265,982,557    241,499,085

Minority interests.............................     172,297,671     42,043,131

Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; authorized
   shares--10,000,000; no shares issued........             --             --
  Common stock, $.01 par value; authorized
   shares--100,000,000; 24,231,999 and
   23,982,854 shares issued and outstanding at
   January 31, 2000 and July 31, 1999,
   respectively................................         242,320        239,829
  Class A stock, $.01 par value; authorized
   shares--35,000,000; 10,019,692 and
   10,029,758 shares issued and outstanding at
   January 31, 2000 and July 31, 1999,
   respectively................................         100,197        100,298
  Loans to stockholders........................        (251,207)      (251,207)
  Additional paid-in capital...................     320,587,629    317,362,508
  Accumulated earnings (deficit)...............      92,954,240    (41,122,265)
                                                   ------------   ------------
   Total stockholders' equity..................     413,633,179    276,329,163
                                                   ------------   ------------
   Total liabilities and stockholders' equity..    $851,913,407   $559,871,379
                                                   ============   ============

            See notes to condensed consolidated financial statements

                                IDT CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (RESTATED)
                                  (Unaudited)

                          Six Months Ended January      Three Months Ended
                                     31,                    January 31,
                          -------------------------- --------------------------
                              2000          1999         2000          1999
                          ------------  ------------ ------------  ------------
Revenue.................  $558,940,131  $294,018,907 $275,519,174  $160,741,076

Costs and expenses:
  Direct cost of
   revenue..............   450,983,160   227,665,779  220,784,545   126,591,672
  Selling, general and
   administrative.......   105,337,521    40,806,085   56,720,025    23,750,521
  Depreciation and
   amortization.........    20,375,185    16,787,670   10,448,710     8,822,195
                          ------------  ------------ ------------  ------------
    Total costs and
     expenses...........   576,695,866   285,259,534  287,953,280   159,164,388
                          ------------  ------------ ------------  ------------
Income (loss) from
 operations.............   (17,755,735)    8,760,373  (12,434,106)    1,576,688
Interest, net...........       817,997       143,501    1,228,498       (62,154)
Other income, net.......   247,460,060           --   181,887,763           --
                          ------------  ------------ ------------  ------------
Income before income
 taxes, minority
 interests and
 extraordinary item.....   230,522,322     8,903,874  170,682,155     1,514,534
Provision for income
 taxes..................   101,582,271     3,120,780   74,876,771       573,997
Minority interests......    (8,112,647)    2,185,159   (5,516,068)      561,747
                          ------------  ------------ ------------  ------------
Income before
 extraordinary item.....   137,052,698     3,597,935  101,321,452       378,790
Extraordinary loss on
 retirement of debt, net
 of income taxes........     2,975,846           --     2,975,846           --
                          ------------  ------------ ------------  ------------
Net income..............  $134,076,852  $  3,597,935 $ 98,345,606  $    378,790
                          ============  ============ ============  ============
Income per share:
Income before
 extraordinary item:
  Basic.................  $       4.02  $       0.11 $       2.97  $       0.01
  Diluted...............  $       3.76  $       0.10 $       2.78  $       0.01
Extraordinary loss on
 retirement of debt, net
 of income taxes:
  Basic.................  $      (0.09) $        --  $      (0.09) $        --
  Diluted...............  $      (0.08) $        --  $      (0.08) $        --
Net income:
  Basic.................  $       3.93  $       0.11 $       2.88  $       0.01
                          ============  ============ ============  ============
  Diluted...............  $       3.68  $       0.10 $       2.70  $       0.01
                          ============  ============ ============  ============
Weighted average number
 of shares used in
 calculation of earnings
 per share--basic.......    34,115,950    33,265,965   34,132,166    33,332,371
                          ============  ============ ============  ============
Weighted average number
 of shares used in
 calculation of earnings
 per share--diluted.....    36,421,864    35,476,587   36,438,725    35,343,627
                          ============  ============ ============  ============

            See notes to condensed consolidated financial statements

                                IDT CORPORATION

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
                                  (Unaudited)

                                                    Six Months Ended January
                                                               31,
                                                    --------------------------
                                                        2000          1999
                                                    -------------  -----------
Net cash provided by (used in) operating
 activities........................................ $ (41,097,096) $ 4,595,693

Investing activities:
  Purchases of property, plant and equipment.......   (34,629,635) (22,240,140)
  Net collection (issuance) of notes receivable....    17,863,547  (11,253,405)
  Net proceeds from sale of Net2Phone common
   stock...........................................   115,434,000          --
  Purchases of investments, net....................   (27,295,587)         --
  Net purchases of marketable securities...........    (3,018,170) (18,603,200)
                                                    -------------  -----------
Net cash provided by (used in) investing
 activities........................................    68,354,155  (52,096,745)

Financing activities:
  Proceeds from offerings of common stock by
   Net2Phone.......................................   263,076,222          --
  Proceeds from exercise of stock options for
   Net2Phone.......................................     4,296,810          --
  Proceeds from exercise of stock options..........     1,939,528      796,710
  Proceeds from exercise of warrants...............           --       738,492
  Repayment of borrowings..........................  (110,573,607)    (899,735)
  Repayment of capital lease obligations...........    (1,712,012)  (2,491,877)
  Distributions to minority shareholder............    (1,573,350)  (4,931,359)
                                                    -------------  -----------
Net cash provided by (used in) financing
 activities........................................   155,453,591   (6,787,769)
                                                    -------------  -----------
Net increase (decrease) in cash and cash
 equivalents.......................................   182,710,650  (54,288,821)
Cash and cash equivalents, beginning of period.....    52,903,479  115,283,519
                                                    -------------  -----------
Cash and cash equivalents, end of period........... $ 235,614,129  $60,994,698
                                                    =============  ===========

Supplemental disclosures of cash flow information:
  Interest paid.................................... $   7,725,774  $ 5,426,422
  Income taxes paid................................ $   1,050,000  $       --


            See notes to condensed consolidated financial statements

                                IDT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1--Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements of IDT Corporation and subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 31, 2000 are not necessarily indicative of the results that may be expected for the year ending July 31, 2000. The balance sheet at July 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K as amended for the year ended July 31, 1999, as filed with the Securities and Exchange Commission.

   The Company has restated its financial statements for the three and six month periods ended January 31, 1999 and 2000. The restatement resulted from adjusting i) the timing of a gain recognized on the sale of stock by Net2Phone, Inc., a majority owned subsidiary, and ii) the allocation of the purchase price relating to the Company's acquisition of Interexchange, Inc.

   The aggregate effect of the aforementioned adjustments on the Company's financial statements for the three months ended January 31, 1999 and January 31, 2000 is as follows:

                                   Three months ended January 31, 1999
                            --------------------------------------------------
                            Previously filed   Restated    Increase/(Decrease)
                            ---------------- ------------  -------------------
Depreciation and
 amortization..............   $  6,295,720   $  8,822,195      $ 2,526,475
Income from operations.....      4,103,163      1,576,688       (2,526,475)
Provision for income
 taxes.....................      1,426,497        573,997         (852,500)
Net income.................      2,052,765        378,790       (1,673,975)
Basic net income per
 share.....................           0.06           0.01            (0.05)
Diluted net income per
 share.....................           0.06           0.01            (0.05)
Total assets...............    450,591,001    491,287,076       40,696,075
Stockholders equity........    247,730,515    288,426,590       40,696,075

                                   Three months ended January 31, 2000
                            --------------------------------------------------
                            Previously filed   Restated    Increase/(Decrease)
                            ---------------- ------------  -------------------
Depreciation and
 amortization..............   $  7,922,235   $ 10,448,710      $ 2,526,475
Loss from operations.......     (9,907,631)   (12,434,106)      (2,526,475)
Provision for income
 taxes.....................     75,729,271     74,876,771         (852,500)
Net income.................    100,019,581     98,345,606       (1,673,975)
Basic net loss per share...           2.93           2.88            (0.05)
Diluted net loss per
 share.....................           2.75           2.70            (0.05)
Total assets...............    814,480,732    851,913,407       37,432,675
Stockholders equity........    381,091,004    413,633,179       32,542,175

                                IDT CORPORATION

                                (Unaudited)

   The aggregate effect of the aforementioned adjustments on the Company's financial statements for the six months ended January 31, 1999 and January 31, 2000 is as follows:

                                     Six months ended January 31, 1999
                              -------------------------------------------------
                              Previously filed  Restated    Increase/(Decrease)
                              ---------------- -----------  -------------------
Depreciation and
 amortization...............    $11,735,189    $16,787,670      $5,052,481
Income from operations......     13,811,854      8,760,373      (5,051,481)
Provision for income taxes..      4,825,700      3,120,780      (1,704,920)
Net income..................      6,944,416      3,597,935      (3,346,481)
Basic net income per share..           0.21           0.11           (0.10)
Diluted net income per
 share......................           0.20           0.10           (0.09)

                                     Six months ended January 31, 2000
                              -------------------------------------------------
                              Previously filed  Restated    Increase/(Decrease)
                              ---------------- -----------  -------------------
Depreciation and
 amortization...............    $15,322,359    $20,375,185      $5,052,826
Loss from operations........    (12,702,909)   (17,755,735)     (5,052,826)
Other.......................    225,848,878    247,460,060      21,611,182
Provision for income taxes..     94,642,069    101,582,271       6,940,202
Net income..................    124,458,158    134,076,852       9,618,694
Basic net income per share..           3.65           3.93            0.28
Diluted net income per
 share......................           3.42           3.68            0.26

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

                                IDT CORPORATION

Note 3--Business Segment Information

   Operating results and other financial data presented for the principal business segments of the Company are as follows ($ in thousands):

                              Wholesale            Retail
                          Telecommunications Telecommunications Internet  Internet
                               Services           Services      Services  Telephony  Ventures   Total
                          ------------------ ------------------ --------  ---------  --------  --------
Three months ended
 January 31, 2000
Total segment revenue...       $132,348           $136,028      $ 3,348   $ 15,509   $   --    $287,233
Less: revenues between
 segments...............          4,687              3,137          300      3,590       --      11,714
                               --------           --------      -------   --------   -------   --------
Total unaffiliated
 revenue................        127,661            132,891        3,048     11,919       --     275,519
Income (loss) from
 operations.............          4,146              3,685       (3,585)   (13,699)   (2,983)   (12,434)
                               ========           ========      =======   ========   =======   ========
Three months ended
 January 31, 1999
Total segment revenue...         52,673             94,396        4,580      7,466       --     159,115
Less: revenues between
 segments...............         (2,200)               --           300        274       --      (1,626)
                               --------           --------      -------   --------   -------   --------
Total unaffiliated
 revenue................         54,873             94,396        4,280      7,192       --     160,741
Income (loss) from
 operations.............          1,676              4,015       (2,314)    (1,800)      --       1,576
                               ========           ========      =======   ========   =======   ========
Six months ended January
 31, 2000
Total segment revenue...       $273,769           $266,728      $ 6,848   $ 28,609   $   --    $575,954
Less: revenues between
 segments...............          8,287              3,137          300      5,290       --      17,014
                               --------           --------      -------   --------   -------   --------
Total unaffiliated
 revenue................        265,482            263,591        6,548     23,319       --     558,940
Income (loss) from
 operations.............          8,035              7,376       (7,185)   (22,999)   (2,983)   (17,756)
                               ========           ========      =======   ========   =======   ========
Six months ended January
 31, 1999
Total segment revenue...       $103,251           $169,696      $ 8,880   $ 13,166   $   --    $294,993
Less: revenues between
 segments...............            --                 --           300        674       --         974
                               --------           --------      -------   --------   -------   --------
Total unaffiliated
 revenue................        103,251            169,696        8,580     12,492       --     294,019
Income (loss) from
 operations.............          7,770              8,804       (4,114)    (3,700)      --       8,760
                               ========           ========      =======   ========   =======   ========

Note 4--Property, Plant and Equipment

   Property, plant and equipment consists of the following ($ in thousands):

                                                           January 31, July 31,
                                                              2000       1999
                                                           ----------- --------
   Equipment..............................................  $166,197   $117,547
   Computer software......................................    24,655     21,515
   Leasehold improvements.................................     7,239      3,651
   Furniture and fixtures.................................     4,613      2,447
   Land and building......................................     6,327      6,312
                                                            --------   --------
                                                             209,031    151,472
   Less: Accumulated depreciation and amortization........   (50,932)   (37,349)
                                                            --------   --------
                                                            $158,099   $114,123
                                                            ========   ========

Note 5--Gain on Sale of Stock by Subsidiary

   On August 3, 1999, Net2Phone, Inc., a majority owned subsidiary, completed an initial public offering of 6,210,000 shares of its common stock at a price of $15 per share, resulting in net proceeds of approximately $85.3 million. Upon

                                IDT CORPORATION
completion of the initial public offering, 3,140,000 shares of Net2Phone Series A Preferred Stock were converted into 9,420,000 shares of Net2Phone Class A Stock. As a result of the initial public offering and concurrent conversion of Series A Stock to Class A Stock, IDT's ownership percentage in Net2Phone decreased from 90.0% to approximately 56.2%. This resulted in the Company recording a gain on the sale of stock by a subsidiary of approximately $65.6 million. Such gain is included in other income, net for the six-months ended January 31, 2000. Deferred taxes of $26.2 million have been provided on the gain.

   In December 1999 (second quarter of fiscal 2000), the Company recorded a $76.8 million pre-tax gain in connection with Net2Phone's secondary offering of
6.3 million shares of its common stock, at a price of $55.00 per share for net proceeds to Net2Phone of approximately $177.4 million. Deferred taxes of approximately $30.7 million have been provided for this gain.

   In addition, a $105.8 million pre-tax gain was recognized in December 1999 (second quarter of fiscal 2000) in connection with IDT's sale of 2,200,000 shares of common stock of Net2Phone in Net2Phone's secondary offering, at a price of $55.00 per share for net proceeds of approximately $115.4 million. IDT's ownership interest before and after this transaction and the secondary (which occurred at the same time) was 56.24% and 47.97%, respectively.

Note 6--Legal Proceedings and Contingencies

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

   In October 1999, Union Telecard Alliance, LLC ("Union"), a subsidiary of the Company, commenced an action against DigiTEC 2000, Inc. ("DigiTEC") and TecNet, Inc. ("TecNet") in the Supreme Court of the State of New York, County of New York, alleging damages of approximately $725,000.00 based upon, among other things, non-payment for prepaid calling cards. DigiTEC and TecNet have answered the complaint, and DigiTEC has asserted a third party claim against the Company seeking damages of $2.5 million dollars based upon the Company's alleged breach of a settlement agreement between the Company and DigiTEC which had resolved a prior litigation between those parties.

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

                                IDT CORPORATION

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

   The Company delivers its international traffic worldwide pursuant to its agreements with U.S.-based carriers, foreign carriers, and 23 of the companies that are primarily responsible for providing telecommunications services in particular countries (many of which are commonly referred to as "PTTs"). In addition, the Company maintains a high speed network that carries Internet traffic in order to support both its Internet access services and Net2Phone's Internet telephony services.

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

   Depreciation and Amortization. Depreciation and amortization increased 22%, from approximately $16.8 million for the six months ended January 31, 1999 to approximately $20.4 million for the six months ended January 31, 2000. As a percentage of revenue, these costs decreased from 5.7% for the six months ended January 31, 1999 to 3.7% for the six months ended January 31, 2000. These costs increased, in dollar terms, primarily as a result of amortization of goodwill and other intangible assets that resulted from the Company's acquisition of InterExchange Inc. in the fourth quarter of Fiscal 1998 and the Company's higher fixed asset base during the six months ended January 31, 2000 as compared with the six months ended January 31, 1999, reflecting the Company's efforts to expand its telecommunications network infrastructure and other facilities. The Company anticipates that depreciation and amortization costs will continue to increase as the Company continues to add to its asset base, allowing it to implement its growth strategy.

   Income from Operations. The Company recorded a loss from operations of approximately $17.8 million for the six months ended January 31, 2000, compared to income from operations of approximately $8.8 million for the six months ended January 31, 1999. Income from operations for the Company's telecommunications business (after the effect of minority interests) declined to approximately $5.7 million for the six months ended January 31, 2000 from approximately $14.3 million for the six months ended January 31, 1999. As a percentage of telecommunication revenue, income from operations for the telecommunications business decreased to 2.8% for the six months ended January 31, 2000 from 5.9% for the six months ended January 31, 1999 due primarily to decreased margins in the carrier wholesale and retail telecommunications businesses, and an increase in sales and marketing costs for retail telecommunications services.

   Loss from operations for the Company's Internet access business increased to approximately $7.2 million for the six months ended January 31, 2000 from approximately $4.1 million for the six months ended January 31, 1999. The increased loss is primarily due to the decrease in revenue caused by the contribution of the majority of the Company's dial up subscribers to the joint venture formed with Terra Networks, S.A. during the quarter ended October 31, 1999, lower gross margins and an increase in marketing expenses.

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

   Other income. Included in other income for the six months ended January 31, 2000 is $142.3 million in gains recognized by the Company under Staff Accounting Bulletin No. 51 in conjunction with Net2Phone's sale of shares in its Initial Public Offering and concurrent conversion of Net2Phone's series A stock to class A stock in August 1999 and its secondary offering in December 1999, and a realized gain of $105.8 million on the Company's sale of 2.2 million Net2Phone shares as part of Net2Phone's Secondary Offering.

   Income Taxes. The Company recorded income tax expense of approximately $101.6 million for the six months ended January 31, 2000, compared to approximately $3.1 million for the six months ended January 31, 1999. Income tax benefit of approximately $1.3 million for the six months ended January 31, 2000, and approximately $0.5 million for the six months ended January 31, 1999 related to the tax deduction upon the exercise of stock options was recorded directly into additional paid-in capital.

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

   Depreciation and Amortization. Depreciation and amortization increased 18.4%, from approximately $8.8 million for the three months ended January 31, 1999 to approximately $10.5 million for the three months ended January 31, 2000. As a percentage of revenue, these costs decreased from 5.5% for the three months ended January 31, 1999 to 3.8% for the three months ended January 31, 2000. These costs increased, in dollar terms, primarily as a result of amortization of goodwill and other intangible assets that resulted from the Company's acquisition of InterExchange Inc. in the fourth quarter of Fiscal 1998 and the Company's higher fixed asset base during the three months ended January 31, 2000 as compared with the three months ended January 31, 1999, reflecting the Company's efforts to expand its telecommunications network infrastructure and other facilities. The Company anticipates that depreciation and amortization costs will continue to increase as the Company continues to add to its asset base, allowing it to implement its growth strategy.

   Income from Operations. The Company recorded a loss from operations of approximately $12.4 million for the three months ended January 31, 2000, compared to income from operations of approximately $1.6 million for the three months ended January 31, 1999. Income from operations for the Company's telecommunications business (after the effect of minority interests) increased from approximately $5.2 million for the three months ended January 31, 1999 to approximately $6.8 million for the three months ended

January 31, 2000. As a percentage of telecommunication revenue, income from operations for the telecommunications business decreased to 2.2% for the three months ended January 31, 2000 from 5.3% for the three months ended January 31, 1999, due primarily to decreased margins in the carrier wholesale business, and an increase in sales and marketing costs for retail telecommunications services.

   Loss from operations for the Company's Internet access business increased to approximately $3.6 million for the three months ended January 31, 2000 from approximately $2.4 million for the three months ended January 31, 1999. The increased loss is primarily due to the decrease in revenue caused by the contribution of the majority of the Company's dial up subscribers to the joint venture formed with Terra Networks, S.A. during the quarter ended October 31, 1999 coupled with lower gross margins.

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

   Income Taxes. The Company recorded income tax expense of approximately $74.9 million for the three months ended January 31, 2000, compared to approximately $0.6 million for the three months ended January 31, 1999. Income tax benefit of approximately $0.5 million for the three months ended January 31, 2000, and approximately $0.2 million for the three months ended January 31, 1999 related to the tax deduction upon the exercise of stock options was recorded directly into additional paid-in capital.

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

Changes in Other Assets, Accounts Receivable, Allowance for Doubtful Accounts and Deferred Revenue

   Other current assets increased from $36 million at July 31, 1999 to $66 million at January 31, 2000, due primarily to increases in contract deposits and prepaid expenses at Net2Phone. The average age of the Company's accounts receivable, as measured by number of days sales outstanding has been increasing due to a significant increase in sales to more credit worthy customers.

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

   The allowance for doubtful accounts as a percentage of accounts receivable decreased/increased, from 6.7% at July 31, 1999, to 6.1% at January 31, 2000.

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

   In August 1999, Net2Phone completed its Initial Public Offering of 6.2 million shares, receiving approximately $85.3 million in net proceeds. At that time, the Series A Preferred Stock was converted into Class A Common Stock. The Company recognized pre-tax gains of approximately $65.6 million as a result of these transactions.

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

   The warrants are accounted for in accordance with the provisions of EITF 96-18, "Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services." Due to the uncertainty of reaching performance measures stipulated in the warrant agreement, the Company has not recorded any expense relating to the issuance of the warrant. Upon determination that the achievement of the revenue thresholds is probable, the Company will value the warrant and expense it over the remaining period until the performance criteria is met. The three revenue thresholds are $10 million, $50 million and $75 million and the term of the distribution and marketing agreement is four years. If the three incremental thresholds had been met on January 31, 2000, the Company would have expensed approximately $75.8 million.

   In November 1999, the warrant was amended to include the right to purchase an additional 0.5% of Net2Phone's outstanding capital stock on a fully-diluted basis at an exercise price of $60.46 per share upon the achievement of $100 million in revenue.

Acquisitions of In-Process Research & Development

   The Company's purchase of InterExchange, Inc. in April 1998 involved the acquisition of two significant in-process research and development projects relating to switch technology. Neither one of these projects has been/has not been successfully completed at this time, and both projects have been/have not been terminated. Currently, the Company is/is not contemplating any additional acquisitions of in-process research and development.

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

   In response to the Year 2000 issue, the Company established a Year 2000 compliance committee (the "Committee") to eliminate any possible disruptions in services and operations due to the date change in the Year 2000. The Committee developed a plan to identify and repair any systems that may be affected by the Year 2000. The plan consisted of (1) identifying and inventorying all systems;
(2) assessing and testing the systems for Year 2000 compliance; (3) modifying, upgrading or replacing any non compliant systems; and (4) testing the corrected systems to ensure compliance.

   The Committee implemented this plan throughout the company and, in addition to reviewing its own systems, the Company initiated inquiries and submitted requests to its third party vendors and service providers to obtain information regarding their compliance with the Year 2000. Furthermore, as a result of the Company's focus on the testing and remediation of its switching facilities, its network operations through which it provides communications services to its customers, were not disrupted by the Year 2000.

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

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

   This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words "believes," "anticipates," "expects," and similar words and phrases. Such forward-looking statements include, among other things, the Company's plans to implement its growth strategy, improve its financial performance, expand its infrastructure, develop new products and services, expand its customer base and enter international markets, and the possible outcome of litigation relating to the Company. Such forward-looking statements also include the Company's expectations concerning factors affecting the markets for its products, such as changes in the U.S. and the international regulatory environment and the demand for long-distance telecommunications, Internet access and Internet telephony services. Actual results could differ from those projected in any forward-looking statements. The forward-looking statements are made as of the date of this Report, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth herein and the other information set forth from time to time in the Company's reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including the Company's Annual Report on Form 10-K, for the year ended July 31, 1999.

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

 10.24(12) Tax Sharing and Indemnification Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

 Exhibit
 Number                                Description
 -------                               -----------

 10.25(12) Separation Agreement, dated as of May 7, 1999, by and between
            Registrant and Net2Phone, Inc.

 10.26(12) Co-location and Facilities Management Services Agreement, dated as of May 20, 1999, by and between Registrant and Net2Phone, Inc.

 10.27+    Lease of 520 Broad Street, Newark, New Jersey.

 10.28+    Amendment to Lease of 520 Broad Street, Newark, New Jersey.

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

                                FORM 10-Q/A

                                January 31, 2000

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IDT CORPORATION



Dated: August 11, 2000                           /s/ Howard S. Jonas [/R]
                                          By: _________________________________
                                                      Howard S. Jonas
                                              Chairman of the Board and Chief
                                                Executive Officer (Principal
                                                     Executive Officer)



Dated: August 11, 2000                           /s/ Stephen R. Brown [/R]
                                          By: _________________________________
                                                     Stephen R. Brown
                                                  Chief Financial Officer
                                                 (Principal Financial and
                                                    Accounting Officer)