Form 10-Q/A
period 2000-04-30
IDT CORP
filed 2000-08-11
CIK 1005731

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                               FORM 10-Q/A-1

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
             of 1934 for the Quarterly Period Ended April 30, 2000
  [X]

                                       or

  [_]       Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                        Commission File Number: 0-27898

                                IDT CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                Delaware                               22-3415036
      (State or Other Jurisdiction                  (I.R.S. Employer
   of Incorporation or Organization)              Identification No.)

  520 Broad Street, Newark, New Jersey                   07102
(Address of Principal Executive Office)                (Zip Code)

                                 (201) 928-1000
              (Registrant's Telephone Number, Including Area Code)

             (Former Name, Former Address, and Former Fiscal Year,
                         if Changed Since Last Report.)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Common Stock, $.01 par value--26,905,041 shares as of June 13, 2000 Class A Common Stock, $.01 par value--9,969,733 shares as of June 13, 2000 (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                IDT CORPORATION

                               Table Of Contents

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)..................................   3

      Condensed Consolidated Balance Sheets as of April 30, 2000 and July
       31, 1999.............................................................   3

      Condensed Consolidated Statements of Operations for the nine months
       and three months ended April 30, 2000 and 1999.......................   4

      Condensed Consolidated Statements of Comprehensive Income for the nine
       months and three months ended April 30, 2000 and 1999................   5

      Condensed Consolidated Statements of Cash Flows for the nine months
       ended April 30, 2000 and 1999........................................   6

      Notes to Condensed Consolidated Financial Statements..................   7

  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations....................................................  13

  Item 3. Quantitative and Qualitative Disclosures About Market Risk........  23

PART II. OTHER INFORMATION..................................................  24

  Item 1. Legal Proceedings.................................................  24

  Item 2. Changes in Securities.............................................  24

  Item 3. Defaults Upon Senior Securities...................................  24

  Item 4. Submission of Matters to a Vote of Security Holders...............  24

  Item 5. Other Information.................................................  24

  Item 6. Exhibits and Reports on Form 8-K..................................  24

SIGNATURES..................................................................  26

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                                IDT CORPORATION

             CONDENSED CONSOLIDATED BALANCE SHEETS (RESTATED)
                                 (in thousands)

                                                   April 30, 2000 July 31, 1999
                                                   -------------- -------------
                                                    (Unaudited)     (Note 1)
Assets
Current assets:
  Cash and cash equivalents.......................   $  100,113     $ 52,903
  Marketable securities...........................      137,617       77,870
  Accounts receivable, net........................      164,064      106,146
  Investments--short term.........................      181,152          --
  Investment in Terra Networks....................      232,042          --
  Notes receivable--current portion...............        1,700       18,968
  Other current assets............................       75,615       36,311
                                                     ----------     --------
    Total current assets..........................      892,303      292,198
  Property, plant and equipment, at cost, net.....      185,708      114,123
  Trademark, net..................................        4,696        4,792
  Notes receivable--long-term portion.............        8,496        2,187
  Intangibles.....................................      107,845      117,366
  Deferred tax assets, net........................          --         3,358
  Other assets....................................       43,061       25,847
                                                     ----------     --------
    Total assets..................................   $1,242,109     $559,871
                                                     ==========     ========
Liabilities and stockholders' equity
Current liabilities:
  Trade accounts payable..........................   $   86,958     $ 79,475
  Accrued expenses................................        7,813        6,920
  Deferred revenue................................       18,415       13,210
  Notes payable--current portion..................        2,973        4,753
  Capital lease obligations--current portion......       11,501        6,029
  Other current liabilities.......................       59,765        2,397
                                                     ----------     --------
    Total current liabilities.....................      187,425      112,784
  Deferred tax liabilities, net...................      132,238          --
  Notes payable--long-term portion................        3,407      112,973
  Capital lease obligation--long-term portion.....       43,397       15,742
                                                     ----------     --------
    Total liabilities.............................      366,467      241,499
Minority interests................................      324,125       42,043
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; authorized
   shares--10,000,000; no shares issued...........          --           --
  Common stock, $.01 par value; authorized
   shares--100,000,000; 24,759,070 and 23,982,854
   shares issued and outstanding at April 30, 2000
   and July 31, 1999, respectively................          248          240
  Class A stock, $.01 par value; authorized
   shares--35,000,000; 9,969,733 and 10,029,758
   shares issued and outstanding at April 30, 2000
   and July 31, 1999, respectively................          100          100
  Loans to stockholders...........................         (251)        (251)
  Additional paid-in capital......................      325,288      317,362
  Accumulated other comprehensive income
   consisting of unrealized appreciation of
   investments, net of deferred taxes.............        7,196          --
  Accumulated earnings (deficit)..................      218,936      (41,122)
                                                     ----------     --------
    Total stockholders' equity....................      551,517      276,329
                                                     ----------     --------
    Total liabilities and stockholders' equity....   $1,242,109     $559,871
                                                     ==========     ========

            See notes to condensed consolidated financial statements

                                IDT CORPORATION

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)
                     (In thousands, except per share data)

                                  (Unaudited)

                                   Nine Months Ended      Three Months Ended
                                       April 30,               April 30,
                                 ----------------------  ----------------------
                                    2000        1999        2000        1999
                                 ----------  ----------  ----------  ----------
Revenue .......................  $  822,050  $  485,770  $  263,110  $  191,751
Costs and expenses:
  Direct cost of revenue ......     661,617     377,849     210,634     150,183
  Selling, general and
   administrative .............     176,682      70,772      71,345      29,966
  Depreciation and amortization
   amortization................      32,000      26,216      11,624       9,428
                                 ----------  ----------  ----------  ----------
Total costs and expenses ......     870,299     474,837     293,603     189,577
                                 ----------  ----------  ----------  ----------
Income (loss) from operations .     (48,249)     10,933     (30,493)      2,174
Interest and other, net .......     485,224          (9)    236,946        (153)
                                 ----------  ----------  ----------  ----------
Income before income taxes,
 minority interests and
 extraordinary item ...........     436,975      10,924     206,453       2,021
Provision for income taxes ....     189,932       4,339      88,350       1,219
Minority interests ............     (15,992)      2,605      (7,879)        420
                                 ----------  ----------  ----------  ----------
Income before extraordinary
 item .........................     263,035       3,980     125,982         382
Extraordinary loss on
 retirement of debt, net of
 income taxes .................       2,976         --          --          --
                                 ----------  ----------  ----------  ----------
    Net income ................  $  260,059  $    3,980  $  125,982  $      382
                                 ==========  ==========  ==========  ==========
Income per share:
Income before extraordinary
 item:
  Basic .......................  $     7.66  $     0.12  $     3.65  $     0.01
  Diluted .....................  $     7.09  $     0.11  $     3.32  $     0.01
Extraordinary loss on
 retirement of debt, net of
 income taxes:
  Basic .......................  $    (0.09) $      --   $      --   $      --
  Diluted .....................  $    (0.08) $      --   $      --   $      --
Net income:
  Basic .......................  $     7.57  $     0.12  $     3.65  $     0.01
                                 ==========  ==========  ==========  ==========
  Diluted .....................  $     7.01  $     0.11  $     3.32  $     0.01
                                 ==========  ==========  ==========  ==========
Weighted average number of
 shares used in calculation of
 earnings per share--basic ....  34,334,185  33,431,628  34,540,247  33,648,800
                                 ==========  ==========  ==========  ==========
Weighted average number of
 shares used in calculation of
 earnings per share--diluted ..  37,117,425  35,404,696  37,996,026  35,730,964
                                 ==========  ==========  ==========  ==========

            See notes to condensed consolidated financial statements

                                IDT CORPORATION

   CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (RESTATED)
                                 (In thousands)
                                  (Unaudited)

                                                                   Three Months
                                                     Nine Months    Ended April
                                                   Ended April 30,      30,
                                                   --------------- -------------
                                                     2000    1999    2000   1999
                                                   -------- ------ -------- ----
Net income.......................................  $260,059 $3,980 $125,982 $382
Other comprehensive income:
Change in unrealized appreciation of investments,
 net of deferred taxes...........................     7,196    --     7,196  --
                                                   -------- ------ -------- ----
Other comprehensive income.......................     7,196    --     7,196  --
                                                   -------- ------ -------- ----
Comprehensive income.............................  $267,255 $3,980 $133,178 $382
                                                   ======== ====== ======== ====



            See notes to condensed consolidated financial statements

                                IDT CORPORATION

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
                                 (In thousands)
                                  (Unaudited)

                                                            Nine Months Ended
                                                                April 30,
                                                           --------------------
                                                             2000       1999
                                                           ---------  ---------
Net cash used in operating activities .................... $ (85,234) $ (22,882)
Investing activities
Net proceeds from sale of Net2Phone common stock .........   115,434        --
Net collection (issuance) of notes receivable ............    10,959    (11,848)
Purchases of investments, net ............................   (40,881)   (22,613)
Purchases of property, plant and equipment ...............   (55,510)   (31,836)
Net purchases of marketable securities ...................   (59,748)       --
                                                           ---------  ---------
Net cash used in investing activities ....................   (29,746)   (66,297)
Financing activities
Proceeds from offerings of common stock by Net2Phone......   261,189        --
Proceeds from exercise of stock options for Net2Phone.....     8,781        --
Proceeds from exercise of stock options ..................     5,632      3,124
Proceeds from minority investment in subsidiary ..........     5,000        --
Proceeds from exercise of warrants .......................       --         738
Distributions to minority shareholder ....................    (2,518)    (4,831)
Repayment of capital lease obligations ...................    (4,549)    (3,742)
Repayment of borrowings ..................................  (111,345)    (1,374)
                                                           ---------  ---------
Net cash provided by (used in) financing activities ......   162,190     (6,085)
                                                           ---------  ---------
Net increase (decrease) in cash and cash equivalents......    47,210    (95,264)
Cash and cash equivalents, beginning of period ...........    52,903    115,283
                                                           ---------  ---------
Cash and cash equivalents, end of period ................. $ 100,113  $  20,019
                                                           =========  =========
Supplemental disclosures of cash flow information
Interest paid ............................................ $   8,719  $  10,419
Income taxes paid ........................................ $   1,050  $     --


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

   The Company has restated its financial statements for three and nine-month periods ended April 30, 1999 and 2000. The restatement resulted from adjusting
i) the timing of a gain recognized on the sale of stock by Net2Phone, a majority owned subsidiary, and ii) the allocation of the purchase price relating to the Company's acquisition of Interexchange, Inc.

   The aggregate effect of the aforementioned adjustments on the Company's financial statements for the three months ended April 30, 1999 and April 30, 2000 is as follows:

                                       Three months ended April 30, 1999
                                ------------------------------------------------
                                Previously filed  Restated   Increase/(Decrease)
                                ---------------- ----------  -------------------
Depreciation and amortization.     $    6,902    $    9,428        $ 2,526
Income from operations........          4,700         2,174         (2,526)
Provision for income taxes....          2,071         1,219           (852)
Net income....................          2,056           382         (1,674)
Basic net loss per share......           0.06          0.01          (0.05)
Diluted net loss per share....           0.06          0.01          (0.05)
Total assets..................        462,678       501,700         39,022
Stockholders equity...........        257,541       296,563         39,022

                                       Three months ended April 30, 2000
                                ------------------------------------------------
                                Previously filed  Restated   Increase/(Decrease)
                                ---------------- ----------  -------------------
Depreciation and amortization.     $    9,098    $   11,624        $ 2,526
Income (loss) from operations.        (27,967)      (30,493)        (2,526)
Provision (benefit) for income
 taxes........................         89,202        88,350           (852)
Net income....................        127,656       125,982         (1,674)
Basic net loss per share......           3.70          3.65          (0.05)
Diluted net loss per share....           3.36          3.32          (0.04)
Total assets..................      1,207,203     1,242,109         34,906
Stockholders equity...........        520,649       551,517         30,868

                                IDT CORPORATION

                                (Unaudited)

   The aggregate effect of the aforementioned adjustments on the Company's financial statements for the nine months ended April 30, 1999 and April 30, 2000 is as follows:

                                         Nine months ended April 30, 1999
                                   ----------------------------------------------
                                   Previously filed Restated  Increase/(Decrease)
                                   ---------------- --------  -------------------
Depreciation and amortization.....     $18,637      $26,216         $7,579
Income from operations............      18,503       10,933         (7,570)
Provision for income taxes........       6,897        4,339         (2,558)
Net income........................       9,001        3,980         (5,021)
Basic net income per share........        0.27         0.12          (0.15)
Diluted net income per share......        0.25         0.11          (0.14)

                                         Nine months ended April 30, 2000
                                   ----------------------------------------------
                                   Previously filed Restated  Increase/(Decrease)
                                   ---------------- --------  -------------------
Depreciation and amortization.....     $24,420      $32,000         $7,580
Loss from operations..............     (40,670)     (48,249)        (7,579)
Other.............................     225,090      247,460         22,370
Provision for income taxes........     183,845      189,932          6,087
Net income........................     252,114      260,059          7,945
Basic net income per share........        7.34         7.57           0.23
Diluted net income per share......        6.79         7.01           0.21

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

                                IDT CORPORATION

Note 3--Business Segment Information

   Operating results and other financial data presented for the principal business segments of the Company are as follows ($ in thousands):

                              Wholesale            Retail
                          Telecommunications Telecommunications Internet  Internet
                               Services           Services      Services  Telephony  Ventures   Total
                          ------------------ ------------------ --------  ---------  --------  --------
Three months ended April
 30, 2000
Total segment revenue...       $127,880           $124,583      $  3,448  $ 18,870   $      6  $274,787
Less: revenues between
 segments...............          6,099                445           150     4,983        --     11,677
Total unaffiliated
 revenue................        121,781            124,138         3,298    13,887          6   263,110
Income (loss) from
 operations.............          7,201             (6,677)       (3,971)  (18,108)    (8,938)  (30,493)
                               ========           ========      ========  ========   ========  ========
Three months ended April
 30, 1999
Total segment revenue...       $ 75,381           $103,809      $  4,367  $  9,037   $    --   $192,594
Less: revenues between
 segments...............            --                 --            150       693        --        843
Total unaffiliated
 revenue................         75,381            103,809         4,217     8,344        --    191,751
Income (loss) from
 operations.............          2,769              2,544        (2,111)   (1,028)       --      2,174
                               ========           ========      ========  ========   ========  ========
Nine months ended April
 30, 2000
Total segment revenue...       $401,649           $391,311      $ 10,296  $ 47,479   $      6  $850,741
Less: revenues between
 segments...............         14,386              3,582           450    10,273        --     28,691
Total unaffiliated
 revenue................        387,263            387,729         9,846    37,206          6   822,050
Income (loss) from
 operations.............         15,237                698       (11,156)  (41,107)   (11,921)  (48,249)
                               ========           ========      ========  ========   ========  ========
Nine months ended April
 30, 1999
Total segment revenue...       $178,632           $273,505      $ 13,247  $ 22,203   $    --   $487,587
Less: revenues between
 segments...............            --                 --            450     1,367        --      1,817
Total unaffiliated
 revenue................        178,632            273,505        12,797    20,836        --    485,770
Income (loss) from
 operations.............         10,538             11,348        (6,225)   (4,728)       --     10,933
                               ========           ========      ========  ========   ========  ========

Note 4--Property, Plant and Equipment

   Property, plant and equipment consists of the following ($ in thousands):

                                                              April    July 31,
                                                             30, 2000    1999
                                                             --------  --------
      Equipment ............................................ $195,171  $117,547
      Computer software ....................................   27,903    21,515
      Leasehold improvements ...............................    9,217     3,651
      Furniture and fixtures ...............................    6,040     2,447
      Land and building ....................................    6,327     6,312
                                                             --------  --------
                                                              244,658   151,472
      Less: Accumulated depreciation and amortization.......  (58,950)  (37,349)
                                                             --------  --------
                                                             $185,708  $114,123
                                                             ========  ========

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

                                IDT CORPORATION

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

Note 6--Significant Transactions

 AT&T transaction

   On March 28, 2000, IDT entered into an agreement with AT&T Corporation ("AT&T") pursuant to which IDT will sell, and a consortium led by AT&T through a newly formed business entity ("Holdco") will

                                IDT CORPORATION
purchase, 14.9 million shares of Class A Common Stock, par value $0.01 per share, of Net2Phone ("Class A Stock"), at a price of $75 per share. In addition, Holdco will purchase four million newly-issued shares of Class A Stock from Net2Phone at a price of $75 per share. Following these transactions, Holdco will have a 39% voting stake and a 32% economic stake in Net2Phone for a total cash investment of approximately $1.4 billion. These transactions will reduce IDT's voting stake in Net2Phone from its current 56% to 21% and its economic stake in Net2Phone from its current 45% to 17%.

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

 Net2Phone subsidiary stock sales

   During the course of the nine months ended April 30, 2000, the company recognized approximately $226.5 million in gains, included in other income, net, related to Net2Phone subsidiary stock sales as follows:

  . On August 3, 1999 (first quarter of fiscal 2000), Net2Phone, Inc. a majority owned subsidiary, completed an initial public offering of 6,210,000 shares of its common stock at a price of $15 per share, resulting in net proceeds of approximately $85.3 million. Upon completion of the initial public offering, 3,140,000 shares of Net2Phone Series A Preferred Stock were converted into 9,420,000 shares of Net2Phone Class A Stock. As a result of the initial public offering and concurrent conversion of Series A Stock to Class A Stock, IDT's ownership percentage in Net2Phone decreased from 90.0% to approximately 56.2%. This resulted in the Company recording a gain on the sale of stock by a subsidiary of approximately $65.6 million. Deferred taxes of $26.2 million have been provided on the gain.

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

   Depreciation and Amortization. Depreciation and amortization increased 22%, from approximately $26 million for the nine months ended April 30, 1999 to approximately $32 million for the nine months ended April 30, 2000. As a percentage of revenue, these costs decreased from 5.4% for the nine months ended April 30, 1999 to 3.9% for the nine months ended April 30, 2000. These costs increased, in dollar terms, primarily as a result of amortization of goodwill and other intangible assets that resulted from the Company's acquisition of InterExchange Inc. in the fourth quarter of Fiscal 1998 and the Company's higher fixed asset base during the nine months ended April 30, 2000 as compared with the nine months ended April 30, 1999, reflecting the Company's efforts to expand its telecommunications network infrastructure and other facilities, both in the U.S. and abroad. The Company anticipates that depreciation and amortization costs will continue to increase as the Company continues to add to its asset base, both in the U.S. and abroad, allowing it to implement its global growth strategy.

   Income from Operations. The Company recorded a loss from operations of approximately $48.3 million for the nine months ended April 30, 2000, compared to income from operations of approximately $11.0 million for the nine months ended April 30, 1999. Income from operations for the Company's telecommunications business declined to approximately $15.9 million for the nine months ended April 30, 2000 from approximately $21.9 million for the nine months ended April 30, 1999. As a percentage of telecommunications revenue, income from operations for the telecommunications business decreased to 2.1% for the nine months ended April 30, 2000 from 4.8% for the nine months ended April 30, 1999 due primarily to decreased margins in the carrier wholesale and retail telecommunications businesses; a higher proportion of relatively lower margin wholesale revenues; and an increase in sales and marketing costs for retail telecommunications services, relating primarily to the expansion of the Company's European operations.

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

   Other income. Included in other income for the nine months ended April 30, 2000 is $142.3 million in gains recognized by the Company under Staff Accounting Bulletin No. 51 in conjunction with Net2Phone's sale of shares in its Initial Public Offering and concurrent conversion of Net2Phone's series A stock to Class A Stock in August 1999 and secondary offering in December 1999, and a realized gain of $105.8 million on the Company's sale of 2.2 million Net2Phone shares as part of Net2Phone's Secondary Offering. Also included in other income for the period was a gain of approximately $231.3 million, recorded in the three months ended April 30, 2000, related to the sale of the Company's interests in two Internet joint ventures with Terra Networks in exchange for Terra Networks stock.

   Income Taxes. The Company recorded income tax expense of approximately $189.9 million for the nine months ended April 30, 2000, compared to approximately $4.3 million for the nine months ended April 30, 1999.

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

   Depreciation and Amortization. Depreciation and amortization increased 23.3%, from approximately $9.4 million for the three months ended April 30, 1999 to approximately $11.6 million for the three months ended April 30, 2000. As a percentage of revenue, these costs decreased slightly from 4.9% for the three months ended April 30, 1999 to 4.4% for the three months ended April 30, 2000. These costs increased, in dollar terms, primarily as a result of amortization of goodwill and other intangible assets that resulted from the Company's acquisition of InterExchange Inc. in the fourth quarter of Fiscal 1998 and the Company's higher fixed asset base during the three months ended April 30, 2000 as compared with the three months ended April 30, 1999, reflecting the Company's efforts to expand its telecommunications network infrastructure and other facilities, both in the U.S. and abroad. The Company anticipates that depreciation and amortization costs will continue to increase as the Company continues to add to its asset base, both in the U.S. and abroad, allowing it to implement its global growth strategy.

   Income from Operations. The Company recorded income from operations (prior to the effects of minority interests) of approximately $206.5 million for the three months ended April 30, 2000, compared to income from operations of approximately $2.0 million for the three months ended April 30, 1999. Income from operations for the Company's telecommunications business (after the effect of minority interests) decreased from approximately $5.3 million for the three months ended April 30, 1999 to approximately $0.4 million for the three months ended April 30, 2000. As a percentage of telecommunications revenue, income from operations for the telecommunications business decreased to 0.2% for the three months ended April 30, 2000 from 3.0% for the three months ended April 30, 1999, due primarily to decreased margins in the carrier wholesale business, and an increase in sales and marketing costs for retail telecommunications services. Specifically, gross margins for European telecommunications operations were hampered by capacity constraints, which caused the Company's per-minute direct cost of revenues to rise. In addition, increased spending for marketing, salaries and facilities costs related to the Company's European operations contributed significantly to the rise in selling, general and administrative expenses.

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

   Income Taxes. The Company recorded income tax expense of approximately $88.4 million for the three months ended April 30, 2000, compared to approximately $1.2 million for the three months ended April 30, 1999.

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

Item 5. Other Information

   None

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits:

      Exhibit
      Number                          Description
      -------                         -----------
      3.01(1)  Restated Certificate of Incorporation of the Registrant.
      3.02(1)  By-laws of the Registrant.
      3.03(3)  Certificate of Amendment to the Restated Certificate of
               Incorporation of the Registrant.
     10.29(2)  Option Agreement, dated as of March 3, 2000, between IDT
               Corporation and AT&T Corp.
     10.30(3)  Amendment to Option Agreement, dated as of April 5, 2000 between IDT Corporation and AT&T Corp.
     10.31(2)  Subscription Agreement, dated as of March 24, 2000, between IDT Corporation and Liberty Media Corporation.

      Exhibit
      Number                           Description
      -------                          -----------
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

--------
*filed herewith

+Previously filed
(1) Incorporated by reference to Form S-1 filed February 21, 1996 file no. 333-00204.
(2) Incorporated by reference to Form 8-K filed March 31, 2000.
(3) Incorporated by reference to Schedule 14C filed June 12, 2000.

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

                                FORM 10/A-1

                              APRIL 30, 2000

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IDT Corporation

                                                 /s/ Howard S. Jonas
                                          By: _________________________________
Date: August 11, 2000                                 Howard S. Jonas
                                              Chairman of the Board and Chief
                                               Executive Officer (Principal
                                                    Executive Officer)

                                                 /s/ Stephen R. Brown
                                          By: _________________________________
Date: August 11, 2000


                                                     Stephen R. Brown
                                            Chief Financial Officer (Principal
                                             Financial and Accounting Officer)