Form 10-Q/A
period 1999-10-31
IDT CORP
filed 2000-08-14
CIK 1005731

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

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

                                IDT CORPORATION

                               TABLE OF CONTENTS

 Part I. FINANCIAL INFORMATION
    Item 1. Financial Statements.........................................    3
            Condensed Consolidated Balance Sheets (Restated) as of
             October 31, 1999 and July 31, 1999..........................    3
            Condensed Consolidated Statements of Income (Restated) for
             the three months ended October 31, 1999 and 1998............    4
            Condensed Consolidated Statements of Cash Flows (Restated)
             for the three months ended October 31, 1999 and 1998........    5
            Notes to Condensed Consolidated Financial Statements.........    6
    Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................    9
 Part II. OTHER INFORMATION...............................................  17
    Item 1. Legal Proceedings............................................   17
    Item 2. Changes in Securities........................................   17
    Item 3. Defaults Upon Senior Securities..............................   17
    Item 4. Submission of Matters to a Vote of Security Holders..........   17
    Item 5. Other Information............................................   17
    Item 6. Exhibits and Reports on Form 8-K.............................   18
    SIGNATURES............................................................  20

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                IDT CORPORATION

             CONDENSED CONSOLIDATED BALANCE SHEETS (RESTATED)
                 (Dollars in thousands, except per share data)

                                                           October 31,  July 31,
                                                              1999        1999
                                                           -----------  --------
                                                           (Unaudited)  (Note 1)
ASSETS
------
Current assets:
  Cash and cash equivalents..............................   $ 99,287    $ 52,903
  Marketable securities..................................    105,498      77,870
  Accounts receivable, net...............................    139,650     106,146
  Notes receivable--current portion......................        --       18,968
  Other current assets...................................     53,051      36,311
                                                            --------    --------
   Total current assets..................................    397,486     292,198
Property, plant and equipment, at cost, net..............    118,628     114,123
Trademark, net...........................................      4,759       4,792
Notes receivable--long-term portion......................      2,292       2,187
Intangibles, net.........................................    114,708     117,366
Deferred tax assets, net.................................        --        3,358
Other assets.............................................     19,488      25,847
                                                            --------    --------
   Total assets..........................................   $657,361    $559,871
                                                            ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Trade accounts payable.................................   $101,923    $ 79,475
  Accrued expenses.......................................      3,634       5,355
  Interest payable.......................................      1,535       1,565
  Deferred revenue.......................................     12,795      13,210
  Notes payable--current portion.........................      4,378       4,753
  Capital lease obligations--current portion.............      5,821       6,029
  Other current liabilities..............................      5,266       2,397
                                                            --------    --------
   Total current liabilities.............................    135,352     112,784
Deferred tax liabilities, net............................     19,618         --
Notes payable--long-term portion.........................    112,054     112,973
Capital lease obligation--long-term portion..............     14,467      15,742
                                                            --------    --------
   Total liabilities.....................................    281,491     241,499
Minority interests.......................................     61,808      42,043
Stockholders' equity:
  Preferred stock, $.01 par value; authorized shares--
   10,000,000; no shares issued..........................        --          --
  Common stock, $.01 par value; authorized shares--
   100,000,000; 24,100,383 and 23,982,854 shares issued
   and outstanding at October 31, 1999 and July 31, 1999,
   respectively..........................................        241         240
  Class A stock, $.01 par value; authorized shares--
   35,000,000; 10,029,758 shares issued and outstanding
   at October 31, 1999 and July 31, 1999.................        100         100
  Loans to stockholders..................................       (251)       (251)
  Additional paid-in capital.............................    319,363     317,362
  Accumulated deficit....................................     (5,391)    (41,122)
                                                            --------    --------
   Total stockholders' equity............................    314,062     276,329
                                                            --------    --------
   Total liabilities and stockholders' equity............   $657,361    $559,871
                                                            ========    ========

           See notes to condensed consolidated financial statements.

                                IDT CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (RESTATED)
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                         Three Months Ended
                                                             October 31,
                                                       ------------------------
                                                          1999         1998
                                                       -----------  -----------
Revenues.............................................  $   283,421  $   133,278
Costs and expenses:
  Direct cost of revenues............................      230,199      101,074
  Selling, general and administrative................       48,617       17,056
  Depreciation and amortization......................        9,926        7,965
                                                       -----------  -----------
    Total costs and expenses.........................      288,742      126,095
                                                       -----------  -----------
Income (loss) from operations........................       (5,321)       7,183
Interest, net........................................         (411)         205
Other income, net....................................       65,572          --
                                                       -----------  -----------
Income before provision for income taxes and minority
 interest............................................       59,840        7,388
Provision for income taxes...........................       26,706        2,547
Minority interest....................................       (2,597)       1,623
                                                       -----------  -----------
Net income...........................................  $    35,731  $     3,218
                                                       ===========  ===========
Net income per share--basic..........................  $      1.05  $      0.10
                                                       ===========  ===========
Weighted average number of shares used in calculation
 of earnings per share--basic........................   34,065,274   33,199,558
                                                       ===========  ===========
Net income per share--diluted........................  $      0.98  $      0.09
                                                       ===========  ===========
Weighted average number of shares used in calculation
 of earnings per share--diluted......................   36,602,437   35,701,538
                                                       ===========  ===========


           See notes to condensed consolidated financial statements.

                                IDT CORPORATION

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
                             (Dollars in thousands)
                                  (Unaudited)

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

   The Company has restated its financial statements for the three-month periods ended October 31, 1998 and 1999. The restatement resulted form adjusting i) the timing of a gain recognized on the sale of preferred stock by Net2Phone, Inc., a majority owned subsidiary, and ii) the determination and allocation of the purchase price relating to the Company's acquisition of Interexchange, Inc.

   The aggregate effect of the aforementioned adjustments on the Company's financial statements for the three months ended October 31, 1998 and October 31, 1999 is as follows:

                                      Three months ended October 31, 1998
                                 ----------------------------------------------
                                 Previously filed Restated  Increase/(Decrease)
                                 ---------------- --------  -------------------
Depreciation and amortization...     $  5,439     $  7,965        $ 2,526
Income from operations..........        9,709        7,183         (2,526)
Provision for income taxes......        3,399        2,547           (852)
Net income......................        4,892        3,218         (1,674)
Basic net income per share......         0.15         0.10           (0.5)
Diluted net income per share....         0.14         0.09           (0.5)
Total assets....................      423,972      466,342         42,370
Stockholders' equity............      245,032      287,402         42,370

                                      Three months ended October 31, 1999
                                 ----------------------------------------------
                                 Previously filed Restated  Increase/(Decrease)
                                 ---------------- --------  -------------------
Depreciation and amortization...     $  7,400     $  9,926        $ 2,526
Loss from operations............       (2,795)      (5,321)        (2,526)
Other, net......................       43,961       65,572         21,611
Provision for income taxes......       18,913       26,706          7,793
Net income......................       24,439       35,731         11,292
Basic net income per share......         0.72         1.05           0.33
Diluted net income per share....         0.67         0.98           0.31
Total assets....................      617,402      657,361         39,959
Stockholders' equity............      279,846      314,062         34,216

Note 2--Business Segment Information

   Operating results and other financial data presented for the principal business segments of the Company are as follows ($ in thousands):

                             Wholesale            Retail
                         Telecommunications Telecommunications Internet  Internet
                              Services           Services      Services  Telephony  Total
                         ------------------ ------------------ --------  --------- --------
Three months ended
 October 31, 1999
 Total segment revenue..      $141,400           $130,700      $ 3,500    $13,100  $288,700
  Less: revenues between
   segments.............        (3,600)               --           --      (1,700)   (5,300)
                              --------           --------      -------    -------  --------
Total unaffiliated
 revenue................       137,800            130,700        3,500     11,400   283,400
                              ========           ========      =======    =======  ========
Income (loss) from
 operations.............         3,884              3,695       (3,600)    (9,300)   (5,321)
                              ========           ========      =======    =======  ========
Three months ended
 October 31, 1998
 Total segment revenue..      $ 50,600           $ 75,300      $ 4,300    $ 5,700  $135,900
  Less: revenues between
   segments.............        (2,200)               --           --        (400)   (2,600)
                              --------           --------      -------    -------  --------
Total unaffiliated
 revenue................        48,400             75,300        4,300      5,300   133,300
                              ========           ========      =======    =======  ========
Income (loss) from
 operations.............         6,084              4,799       (1,800)    (1,900)    7,183
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
                                                   =========       ========

Note 4--Gain on Sale of Stock by Subsidiary

   On August 3, 1999, Net2Phone, Inc. a majority owned subsidiary, completed an initial public offering of 6,210,000 shares of its common stock at a price of $15 per share, resulting in net proceeds of approximately $85.3 million. Upon completion of the initial public offering, 3,140,000 shares of Net2Phone Series A Preferred Stock were converted into 9,420,000 shares of Net2Phone Class A Stock. As a result of the initial public offering and concurrent conversion of Series A Stock to Class A Stock, IDT's ownership percentage in Net2Phone decreased from 90.0% to approximately 56.2%. This resulted in the Company recording a gain on the sale of stock by a subsidiary of approximately $65.6 million. This gain is included in other income, net for the three-months ended October 31, 1999. Deferred taxes of $26.2 million have been provided on the gain.

   In December 1999 (second quarter of fiscal 2000), the Company recorded a $76.8 million pre-tax gain in connection with Net2Phone's secondary offering of
6.3 million shares of its common stock, at a price of

                                IDT CORPORATION

$55.00 per share for net proceeds to Net2Phone of approximately $177.4 million. Deferred taxes of approximately $30.7 million have been provided for this gain.

   In addition, a $105.8 million pre-tax gain was recognized in December 1999 (second quarter of fiscal 2000) in connection with IDT's sale of 2,200,000 shares of common stock of Net2Phone in Net2Phone's secondary offering, at a price of $55.00 per share for net proceeds of approximately $115.4 million. IDT's ownership interest before and after this transaction and the secondary offering (which occurred at the same time) was 56.24% and 47.97%, respectively.

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

   Depreciation and Amortization. Depreciation and amortization increased 23.8% from approximately $8.0 million for the three months ended October 31, 1998 to approximately $9.9 million for the three months ended October 31, 1999. As a percentage of revenues, these costs decreased from 6.0% for the three months ended October 31, 1998 to 3.5% for the three months ended October 31, 1999. These costs increased, in dollar terms, primarily as a result of amortization of goodwill and other intangible assets that resulted from the Company's acquisition of InterExchange, Inc. in the fourth quarter of fiscal 1998 and the Company's higher fixed asset base during the three months ended October 31, 1999 as compared with the three months ended October 31, 1998, reflecting the Company's efforts to expand its telecommunications network infrastructure and other facilities. The Company anticipates that depreciation and amortization costs will continue to increase as the Company continues to add to its asset base, allowing it to implement its growth strategy.

   Income from Operations. The Company recorded a loss from operations of approximately $5.3 million for the three months ended October 31, 1999, contrasting with income from operations of approximately $7.2 million for the three months ended October 31, 1998. Income from operations for the Company's telecommunications business (after the effect of minority interests) decreased from approximately $9.2 million for the three months ended October 31, 1998 to approximately $6.6 million for the three months ended October 31, 1999. As a percentage of telecommunication revenues, income from operations for the telecommunications business decreased to 2.5% for the three months ended October 31, 1999 from 7.5% for the three months ended October 31, 1998, due to decreased margins in the carrier wholesale and retail telecommunications businesses, and an increase in sales and marketing costs for retail telecommunications services.

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

   Income Taxes. The Company recorded income tax expense of approximately $26.7 million for the three months ended October 31, 1999, compared to approximately $2.5 million for the three months ended October 31, 1998. Income tax benefit of approximately $0.8 million for the three months ended October 31, 1999, and approximately $0.3 million for the three months ended October 31, 1998 related to the tax deduction upon the exercise of stock options was recorded directly into additional paid-in capital.

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

 Changes in Other Assets, Accounts Receivable, Allowance for Doubtful Accounts and Deferred Revenue

   Other current assets increased from $36 million at July 31, 1999 to $53 million at October 31, 1999, due primarily to increases in contract deposits, carrier deposits and prepaid expenses. The average age of the Company's accounts receivable, as measured by number of days sales outstanding, has been increasing due to a significant increase in sales to relatively more credit-worthy carriers and distributors of prepaid calling cards. These customers tend to demand, and the Company is willing to grant extended payment terms.

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

   The allowance for doubtful accounts as a percentage of accounts receivable decreased, from 6.7% at July 31, 1999, to 6.3% at October 31, 1999.

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

   In August 1999, Net2Phone completed its initial public offering of 6.2 million shares of common stock, receiving approximately $85.3 million in net proceeds. At that time, the Series A Preferred Stock was converted into Class A Common Stock. The Company recognized pre-tax gain, net of approximately $65.6 million as a result of these transactions. Such gains have been recorded in other income in the accompanying financial statements.

   In December 1999, Net2Phone completed a Secondary Offering of 6.3 million shares of common stock. As part of the Offering, the Company sold 2.2 million shares of Net2Phone common stock, yielding approximately $114.4 million in net proceeds. Subsequent to the sale of these shares, the Company used approximately $35.0 million of the proceeds to reduce the outstanding balance of its bank credit facility.

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

   The warrants are accounted for in accordance with the provisions of EITF 96-18, "Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services." Due to the uncertainty of reaching the performance measures stipulated in the warrant agreement, the Company has not recorded any expense relating to the issuance of the warrant. Upon determination that the achievement of the revenue thresholds is probable, the Company will value the warrant and expense it over the remaining period until the performance criteria is met. The three revenue thresholds are $10 million, $50 million and $75 million and the term of the distribution and marketing agreement is four years. If the three incremental thresholds had been met on October 31, 1999, the Company would have expensed approximately $86.6 million.

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


                                     IDT CORPORATION

 August 11,                               By:  /s/ Howard S. Jonas
  2000                                    __________________________________
______________                            Howard S. Jonas
    Date

                                          Chairman of the Board
                                          and Chief Executive Officer
August 11, 2000                           (Principal Executive Officer)

______________
                                          By:  /s/ Stephen R. Brown
    Date                                     __________________________________
                                          Stephen R. Brown
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                           Officer)

                                       20