Form 10-K
period 2000-07-31
IDT CORP
filed 2000-10-31
CIK 1005731

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ____________
                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2000, OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

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

                                (973) 438-1000
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

                               (Title of class)

  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on October 27, 2000 of $30.813, as reported on the Nasdaq National Market, was approximately $683 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock (assuming conversion of the Registrant's Class A Common Stock into Common Stock) have been excluded from this computation, in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

  As of October 27, 2000, the Registrant had outstanding 26,104,722 shares of Common Stock, $.01 par value, and 9,970,233 shares of Class A Common Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain information in the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after July 31, 2000 is incorporated by reference in Part III (Items 10, 11, 12 and 13) of this Form 10-K.

================================================================================

                                     INDEX

                                IDT CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                                                                                            Page No.
                                                                                                            --------
PART I..................................................................................................         1

  Item 1.     BUSINESS..................................................................................         1
  Item 2.     PROPERTIES................................................................................         1
  Item 3.     LEGAL PROCEEDINGS.........................................................................        31
  Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................        32

PART II.................................................................................................        33

  Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....................        33
  Item 6.     SELECTED FINANCIAL DATA...................................................................        34
  Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....        35
  Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS...............................        49
  Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................................        49
  Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE......        49
  Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................................        50
  Item 11.    EXECUTIVE COMPENSATION....................................................................        50
  Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............................        50
  Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................        50
  Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..........................        51

SIGNATURES..............................................................................................        54

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS..............................................................       F-1

                                    PART I

Item 1.  BUSINESS.

Summary

     As used in this Annual Report, unless the context otherwise requires, the terms "the Company," "IDT," "We," and "Our" refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation ("IDT New York"), and their subsidiaries, collectively. All information in this Annual Report gives effect to the 1995 reincorporation of the Company in Delaware. The Company's fiscal year ends on July 31 of each calendar year. Each reference to a Fiscal Year in this Annual Report refers to the Fiscal Year ending in the calendar year indicated (e.g., Fiscal 2000 refers to the Fiscal Year ended July 31, 2000).

     IDT Corporation is a leading facilities-based emerging multinational carrier that provides a broad range of telecommunications services to wholesale and retail customers worldwide. In addition, our IDT Ventures division is developing several innovative telecom and Internet-related businesses. Also, through our wholly-owned IDT Investments subsidiary, we have equity interests in other technology companies, including our former subsidiary, Net2Phone, Inc. ("Net2Phone") (NASDAQ: NTOP), which offers a variety of Internet telephony products and services. We have grown considerably in recent years, generating revenues of $335.4 million, $732.2 million and $1,093.9 million in Fiscal 1998, Fiscal 1999 and Fiscal 2000, respectively.

     IDT's telecommunications services include wholesale carrier services, and retail services, including prepaid calling cards, domestic long distance services and international retail services. IDT delivers its telecommunications services over a high-quality network consisting of over 100 switches in the U.S. and Europe and owned and leased capacity on 16 undersea fiber optic cables, connecting our U.S. facilities with our international facilities and with the facilities of our foreign partners in Europe, Latin America and Asia. We monitor our network 24 hours a day, seven days a week through an automated network operations center. In addition, we obtain transmission capacity from other carriers. We deliver our international traffic worldwide pursuant to our agreements with U.S.-based carriers, foreign carriers, and more than 20 of the companies that are primarily responsible for providing telecommunications services in particular countries (many of which are commonly referred to as "Post, Telephone and Telegraphs," or "PTTs").

     As of October 1, 2000, we had approximately 165 wholesale customers located in the U.S. and Europe. In addition, IDT offers retail long distance services to over 150,000 individual and business customers in the U.S. and worldwide. Minutes of use for our telecommunications business have grown from 809.5 million minutes in Fiscal 1998 to 2,777.8 million minutes in Fiscal 1999 to 4,252.0 million minutes in Fiscal 2000.

     We plan to further expand our global telecommunications network infrastructure, in order to allow us to route a greater percentage of our international long distance traffic over owned lines. Routing calls over owned lines, rather than leased lines, will help us to reduce our operating costs, ensure the quality of our service and expand our customer base. However, we follow a disciplined, incremental approach to expanding our network, adding new facilities only when we determine that such investments are justified by traffic volumes. Under this "smart build" approach, IDT enters new markets by leasing fiber capacity. As traffic grows, we may install a switch to increase overall capacity. As traffic increases further, we typically invest in bandwidth to realize cost savings from routing calls over an owned network. If volume continues to grow, we may deploy additional switching and/or fiber capacity. IDT installed company-owned switches in Newark, New Jersey and in London, England in Fiscal 2000. We plan to install and/or upgrade facilities in Newark and Piscataway, New Jersey; London, England; Amsterdam and Rotterdam, Holland; and Brussels, Belgium by the end of Fiscal 2001, and to continue to pursue operating agreements with foreign carriers in order to terminate traffic directly at favorable rates.

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words "believes," "anticipates," "expects," "plans," "intends" and similar words and phrases. Such forward-looking statements include, among other things, the Company's plans to reorganize, implement its growth strategy, improve its financial performance, expand its infrastructure, develop new products and services, expand its sales force, expand its customer base and enter international markets. Such forward-looking statements also include the

Company's expectations concerning factors affecting the markets for its products, such as changes in the U.S. and the international regulatory environment and the demand for long-distance telecommunications, Internet access and Internet telephony services. Actual results could differ from those projected in any forward-looking statements.

     Forward-looking statements are based on management's current views and assumptions and involve known and unknown risks that could cause actual results, performance or events to differ materially from those expressed or implied in those statements. These risks include, but are not limited to, the following risks:

     .    each of our business lines is highly sensitive to declining prices;

     . competition in our core businesses could substantially reduce our revenues and our profits;

     . we may not be able to grow our operations in the future if we cannot raise enough capital;

     . our revenues and profits will not increase if we are unable to continue to expand our telecommunications business;

     . our expenses will increase substantially if we expand our network at a rate that is faster or slower than the growth of our telecommunications traffic;

     . our operations would be impaired if we are unable to obtain the products and services of the telecommunications companies that we are dependent upon;

     . termination of our carrier agreements with foreign partners or our inability to enter into carrier agreements in the future could materially and adversely affect our ability to compete in foreign countries;

     . our revenues and our growth will suffer if our retailers and sales representatives fail to effectively market and distribute our products and services;

     . we may not be able to integrate our joint ventures, direct investments and acquisitions successfully with our existing business;

     . rapid technological change and frequent new product introductions in our markets could render our products and services obsolete;

     . our growth may be limited if we cannot effectively manage our international operations;

     .    our business will not grow without increased use of the Internet;

     . our revenues will be impaired if we experience difficulties in collecting our receivables;

     . we will not be profitable if we do not receive attractive rates from other carriers for our long distance traffic;

     . federal, state and international government regulation may reduce our ability to provide services, or make our business less profitable and we may become subject to increased costs of operations due to uncertainty over the amount of payphone surcharges and Federal Universal Service Fund obligations;

     . we may become subject to increased price competition from other carriers due to federal regulatory changes in determining international settlement rates;

     . European regulation of telecommunications services may not continue to evolve towards streamlined regulation;

     . telecommunications regulations of other countries may restrict our operations;

     . government regulation of Internet access may increase our costs of operations and we may become subject to Internet access charges;

     . we may be subject to liability for information disseminated over our Internet network;

     . the infringement or duplication of our proprietary technology could increase our competition and we could incur substantial costs in defending or pursuing any claims relating to proprietary rights;

     . network construction delays and system disruptions or failures could prevent us from providing our services, cause us to lose customers and adversely affect our business;

     . our quarterly operating results are subject to variation, which could cause us not to meet the expectations of securities analysts, and should not be relied upon as an accurate indicator of our overall performance;

     . if we are unable to attract and retain qualified management and technical personnel, we may not remain profitable; and

     . IDT is controlled by its principal stockholder, which limits the ability of other stockholders to affect the management of IDT.

     The forward-looking statements are made as of the date of this Annual Report on Form 10-K, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth herein and the other information set forth from time to time in the Company's Reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including the Company's reports on Forms 10-Q and 8-K.

History

     The Company was founded in August 1990 and was originally incorporated in New York as "International Discount Telecommunications Corp." Our company was renamed IDT Corporation and reincorporated in Delaware in December 1995. Our main offices are located at 520 Broad Street, Newark, New Jersey 07102; our headquarters telephone number is (973) 438-1000. IDT's Internet address is www.idt.net.

     IDT entered the telecommunications business by introducing its international call reorigination service in 1990 to capitalize on the opportunity created by the large spread between U.S. and foreign-originated international long distance telephone rates. Long distance calling costs in certain highly regulated international markets are often prohibitive. Our call reorigination service enables customers to access a U.S. dial tone from overseas and place international calls that are reoriginated in the U.S. The customer benefits from more favorable U.S. outbound long distance rates and superior transmission quality. We used the expertise derived from, and the calling volume generated by, our call reorigination business to enter the domestic long distance business in late 1993 by reselling long distance services of other carriers to our domestic customers. As a value-added service for our domestic long distance customers, we began offering Internet access in early 1994, eventually offering dial-up and dedicated Internet access to individuals and businesses as stand-alone services. In 1995, we began reselling to other long distance carriers access to the favorable telephone rates and special tariffs we receive as a result of the calling volume generated by our call reorigination customers. We began marketing prepaid calling cards in January 1997.

     IDT entered the Internet telephony market in August 1996 with its introduction of PC2Phone, the first commercial telephone service to connect calls between personal computers and telephones over the Internet. We expanded our Internet telephony offerings in September 1997 with the introduction of Net2Phone Direct, a service that enables users to make international and domestic calls over the Internet using standard telephones. In April 1998, we launched Click2Talk, an Internet telephony product which allows customers to make calls to the toll-free numbers of e-commerce companies anywhere in the world using a PC. In August 1998, we introduced Click2CallMe, which allows consumers visiting e-commerce companies to contact customer sales representatives from the Web sites of such companies without charge.

     On August 3, 1999, Net2Phone completed an initial public offering of 6,210,000 shares of its Common Stock, yielding $85.3 million in net proceeds. In December 1999, we sold 2,200,000 Net2Phone shares, in connection with Net2Phone's secondary offering. In August 2000, we completed the sale of 14,900,000 shares of Net2Phone to AT&T, receiving approximately $1.1 billion in cash proceeds. We currently still hold approximately 10,000,000 shares of Class A Net2Phone common stock. As part of our transaction with AT&T, we have granted AT&T the right of first refusal to purchase our remaining Net2Phone shares. After August 11, 2000, we will no longer consolidate the results of operation of Net2Phone.

Corporate Reorganization

     In October 2000, we announced plans to reorganize the Company, creating separate divisions designed to reflect our various businesses and their unique strategies. Upon completing this reorganization, which is subject to regulatory approval, receipt of counterparty consents and completion of various administrative requirements, IDT Corporation will be a holding company, consisting primarily of two main subsidiaries: IDT Telecom and IDT Ventures and Investments. Each of these divisions will be described in greater detail below.

     We believe that the reorganization may result in several benefits to IDT and its shareholders. These advantages include:

     . Giving IDT greater flexibility in managing and financing new and existing business operations

     . Enhancing our ability to create separate, publicly-traded companies through potential initial public offerings (IPOs) of stock

     . Giving IDT greater flexibility to expand in the future through acquisitions of companies, which may be strategically advantageous to our long-term growth

     . Facilitating the formation of joint ventures or other strategic alliances along business lines

     . Furthering our objective of operating our telecom business on a more self-sufficient, independent economic basis

     . Facilitating improved delineation of administrative and other responsibilities within our corporate structure

     . Enhancing management focus, by permitting a designated group of executive employees to concentrate their efforts on the concerns of the consolidated enterprise as a whole while allowing management of the principal subsidiaries to focus on business unit-specific objectives

     . Permitting us to further link executive compensation to the performance of the different business units, thereby providing for better management accountability

IDT Telecom

     IDT's Telecom division provides competitively-priced wholesale and retail telecommunications services to customers around the world. Services offered include wholesale carrier services, prepaid calling cards, domestic long distance services and international retail services. Our telecom division seeks to take advantage of numerous market opportunities -- presented by an ever-evolving worldwide telecommunications industry -- to profitably grow its business.

The International Long Distance Market

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

     International long distance providers can generally be categorized by the extent of their ownership and use of switches and transmission facilities. The largest U.S. carriers, AT&T, WorldCom, Inc. and Sprint Corporation primarily utilize owned U.S. transmission facilities and tend to use other international long distance providers to reach niche markets where they do not own a network, to take advantage of lower prices, and to carry their overflow traffic. Since no single carrier has transmission facilities that cover each of the more than 200 countries to which major long distance providers offer service, a significantly larger group of long distance providers has emerged, which own and operate their own switches but either rely solely on resale agreements with other long distance carriers to terminate traffic or use a combination of resale agreements and leased or owned facilities in order to terminate their traffic.

     Today, there are over 500 U.S. long distance companies, most of which are small or medium-sized companies. In order to be successful, these small and medium-sized companies typically offer their customers a full range of services, including international long distance. However, most of these carriers do not have the critical mass of customers to receive volume discounts on international traffic from the larger facilities-based carriers such as AT&T, WorldCom and Sprint. In addition, these companies have only a limited ability to invest in international facilities. Alternative international carriers, such as us, have capitalized on this demand for less expensive international transmission facilities. These alternative international carriers are able to take advantage of larger traffic volumes in order to obtain volume discounts on international routes (resale traffic) and/or invest in facilities when the volume of particular routes justifies such investments. As these emerging international carriers have become established, they have also begun to carry overflow traffic from the larger long distance providers that own overseas transmission facilities.

Telecommunications Market Opportunities

     The international communications industry is undergoing a period of rapid technological and regulatory changes that have resulted in several market opportunities for emerging telecommunications services providers, such as IDT. Recent years have witnessed rapid growth in the usage of international telecommunications services, the proliferation of carriers providing such services, a shift towards deregulation in many of the world's major telecommunications markets and the development of new technologies.

     According to industry sources, in 1998, the international long distance telecommunications industry accounted for approximately 93 billion minutes of use, an increase of 12% from 83 billion minutes of use in 1997, and up from approximately 34 billion minutes of use in 1990. Industry sources have estimated that by 2002 this market may approach 160 billion in revenues, representing compound annual growth rates from 1998 of approximately 15%.

     We believe that growth in international long distance services is being driven by:

     . the globalization of the world's economies and the worldwide trend toward deregulation of the telecommunications sector

     . declining prices arising from increased competition generated by privatization and deregulation

     . increased worldwide telephone density in both traditional wireline and wireless telephones

     . the emergence of new technologies, which have resulted in higher quality and lower costs

     .    a wider selection of products and services

     .    the growth in the transmission of data traffic

     We anticipate that growth of voice and data traffic originated in markets outside the U.S. will be higher than growth in voice and data traffic originated within the U.S. due to recent deregulation in many foreign markets, relative long-term economic growth rates and increasing access to telecommunications facilities in emerging markets.

  Deregulation and Competition

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

     . the European Union's Services Directive, adopted in 1990, which abolishes exclusive rights for the provision of voice telephony services throughout the European Union and the public switched telephone networks of every member country of the European Union by January 1, 1998, subject to extension by certain European Union member countries; and

     . the WTO Agreement, signed in February 1997, which creates a framework under which 69 countries have committed to liberalize their telecommunications laws in order to permit increased competition and, in most cases, foreign ownership in their telecommunications markets, beginning in 1998.

     We believe that these initiatives, as well as other proposed legislation and agreements, will provide increased opportunities for emerging competitive carriers such as IDT to provide telecommunications services in targeted markets.

     Deregulation has encouraged competition, which in turn has prompted carriers to offer a wider selection of services and reduce prices. The industry's projections for substantially increased international minutes of use and revenue over both the near term and long term are based in part on the belief that reduced pricing as a result of deregulation and competition will result in a substantial increase in the demand for telecommunications services in most markets. In fact, this price elasticity of demand has already been witnessed on a large scale worldwide.

     The competitive opportunities have affected the deregulated, deregulating and regulated markets in different ways. In a fully deregulated country, such as the U.S. or the U.K., carriers can establish switching facilities, own or lease fiber optic cable, enter into operating agreements with foreign carriers and, accordingly, provide direct access service. However, new carrier entrants to a deregulated market are usually not in a position to build their own infrastructure. They generally prefer not to purchase services from incumbent carriers and current competitors, whose incentives are to make the entrants' access as restrictive and expensive as possible. These circumstances create a demand for a carrier's carrier -- a firm that is capable of constructing its own long distance network with a primary focus on serving other companies who market their services directly to consumers. A carrier's carrier builds an international telecommunications network to serve entrants in the retail market and often offers rates that are much lower than the incumbent carrier offers to entrants.

     In markets that have not been deregulated, or are slow in implementing deregulation, there are typically two or three competing carriers, including the national monopoly. In such markets, a carrier's carrier will sell minutes to, and buy minutes from, the competitive carriers, who seek minutes volume as well as lower costs in order to enable them to compete. In addition, the carrier's carrier will also continue to offer similar services to the national monopoly.

     In markets that are fully regulated, such as various countries in the Middle East, Asia and Africa, the regulated telephone monopoly or incumbent carrier sets prices based on the accounting rate system, a framework for originating, carrying and terminating calls that has been in place since just after World War II. Within each country, the regulatory authority negotiates rates with a foreign PTT. These accounting rates tend to be artificially inflated, with no relation to the actual costs of carrying traffic. However, even monopolists providing services in closed markets find that operating their own network is unduly expensive, and given the low prices available relative to those offered in their bilateral agreements, the most cost effective solution in many situations is to employ a carrier's carrier. Unlike the monopolist, the carrier's carrier can fill its network with calls originating in many countries without being bound by accounting rates.

  Teledensity

     A major trend in the worldwide telecommunications industry in recent years has been increased teledensity, or the measure of telephone lines per units of population. Teledensity rates vary widely across different regions and countries, with a relatively strong relationship between a country's per capita income and its teledensity, as richer countries tend to have higher teledensity rates than do their poorer counterparts. The following table highlights the "teledensity gap" which exists between the world's more developed and less developed countries and regions.

                    ---------------------------------------------
                    Country or Region                Teledensity
                    ---------------------------------------------
                    Africa                           2.4%
                    ---------------------------------------------
                    Americas (including U.S.)        32.8%
                    ---------------------------------------------
                    Asia                             8.0%
                    ---------------------------------------------
                    Europe                           38.1%
                    ---------------------------------------------
                    Oceania                          41.1%
                    ---------------------------------------------
                    United States                    66.1%
                    ---------------------------------------------
                    World                            14.9%
                    ---------------------------------------------

     However, it appears as though the "teledensity gap" may be narrowing. Many governments of developing nations have begun to view increased teledensity as a potential driver for economic growth, and have been focusing on improving telephone line penetration in their countries. As a result, teledensity rates around the world have been rising, and are expected to continue to increase over the foreseeable future. As more people around the world gain access to telephones, international long distance minutes will increase.

     IDT believes that it is particularly well-positioned to benefit from the anticipated improvements in teledensity rates in areas such as Africa, Asia and Latin America. Our wholesale business focuses on these relatively high revenue-per-minute telecommunications markets. In addition, our prepaid calling cards are marketed primarily to the ethnic, immigrant communities in the U.S., Europe and Latin America. Therefore, a significant proportion of our international debit card minutes go to regions such as Africa, Asia and Latin America, as our customers call their friends and families in their native countries. We estimate that over 50% of our international wholesale and debit card minutes go to these regions. As teledensity rates in these areas continue to increase, we believe that demand for calling time to these countries will also rise, fueling further growth in our prepaid calling card business.

  New Technologies

     New technologies, including the development of next-generation fiber optic cable and improvements in digital compression, have improved quality and increased transmission capacities and speed, with transmission costs decreasing as a result. In addition, the growth of the Internet as a communications medium, and advances in packet switching technology and Internet telephony, are expected to have an increasing impact on the international telecommunications market.

     Advances in technology have created a variety of ways for telecommunications carriers to provide customer access to their networks and services. These include customer-paid local access, international and domestic toll-free access, direct digital access through dedicated lines, equal access through automated routing from the public switched telephone network and Internet telephony. The type of access offered depends on the proximity of switching facilities to the customer, the needs of the customer and the regulatory environment in which the carrier competes. Overall, these advances have resulted in a trend towards bypassing traditional international long distance agreements between national monopolies and the proliferation of voice and data service providers.

     Furthermore, technological advancements have allowed the use of "packet switching" technology for the transmission of voice telecommunications traffic, enabling a substantial increase in network efficiency, as well as the use of the Internet for voice communications. Traditional international long distance calls use a technology called "circuit switching," which carries the calls over international voice telephone networks. Circuit switching requires a dedicated connection between the caller and the recipient which must stay open for the duration of the call. On the other hand, packet switching technology breaks voice and fax calls into separate data packets, sends them over the Internet, then reassembles them in their original form for delivery to the recipient. This technology allows data packets representing multiple conversations to be carried over the same line, and is therefore inherently more efficient than is circuit switching technology. In addition, the use of the Internet as a voice communications medium provides significant reductions in the cost of transmitting traffic, while bypassing the cumbersome and expensive settlement process traditional in international voice communications. The development of voice applications for the Internet is part of a larger trend of convergence of standard voice and data networks. Internet telephony services are expected to be one of the fastest growth segments in the telecommunications industry.

  Increasing Importance of Data Services

     As the world continues to transition to information-based economies, and the telecommunications and Internet industries continue to converge, the transmission of data will take on a more important role in the business of telecommunications carriers such as IDT. Although we believe that transmission of "voice minutes" will continue to increase, we anticipate that more of our business in the future will involve the transmission of "data minutes." Currently, data is the major driver behind the industry's projections of future demand, and the basis for the enormous amount of bandwidth that is being installed around the globe. Industry sources have estimated that due to increased demand for data services, the global volume of data traffic is increasing by more than 100% per year. This explosion in demand for data services is being fueled by several factors, including:

     .    Increasing use of the Internet and corporate Intranets

     .    Continued personal computer penetration

     . The emergence, and rapid acceptance, of e-commerce as a substitute for more traditional transactions

     . Growing demand for other Internet-related services, such as web hosting

     As with the voice minutes market, we believe that the growth in the data services market will be greater overseas than in the U.S., owing to the significantly lower relative levels of Internet use, PC penetration and corporate Intranet and web hosting activities outside the U.S. This indicates greater potential upside in these international markets.

     The growth in data transmission presents us with opportunities to both expand our business with our existing customers, and to reach a new customer base. We will be able to add a data element to the services we currently provide our existing telecommunications customers, offering services such as Internet telephony, remote Internet access, web-hosting, and co-location and data center services. We will also be able to offer services to a broad, new customer base for IDT, including Internet Service Providers (ISPs) and Application Service Providers, as we carry their data minutes over our network.

The IDT Approach

     IDT's background as a leading alternative provider of wholesale and retail international telecommunications services, combined with its experience as a domestic Internet service provider and its leadership role in the field of Internet telephony, position it to capitalize on the various opportunities presented by today's telecommunications industry. Our objective is to enhance our current position as a leading facilities-based provider of high-quality, low-cost telecommunications services to wholesale and retail customers in both the U.S. and abroad. The following goals represent key elements of our strategy:

     Focus on International Telecommunications. We believe that the international long distance market provides attractive opportunities due to its higher revenue and gross profit per minute, and higher projected growth rate compared to the domestic long distance market. We target international markets with high volumes of traffic, relatively high per-minute rates and favorable prospects for deregulation and privatization. We believe that the ongoing trend toward deregulation and privatization will create new opportunities for us to increase our revenues and to reduce our termination costs, while maintaining balanced growth in wholesale and retail traffic.

     Expand Switching and Transmission Facilities. We are continuing to expand and enhance our network facilities by investing in switching and transmission facilities where traffic volumes justify such investments. During Fiscal 2001 we intend to invest in:

     .    undersea cables connecting the U.S., Europe, South America and Asia

     .    terrestrial fiber capacity within the U.S. and Europe

     . gateway switches and facilities in the U.S., the U.K., the Netherlands and other European countries

     .    additional network compression equipment.

     We believe that these investments will allow us to broaden the scope of our telecommunications activities and to reduce the cost of our services, while maintaining our high service quality.

     Expand Service Offerings and Marketing Activities. We intend to continue to develop value-added services and to market them on a wholesale and retail basis in order to increase margins, optimize network utilization and improve customer loyalty. IDT has historically used technology to capitalize on regulatory opportunities and market niches by offering innovative value-added services such as call reorigination, international prepaid calling cards and Internet telephony. Our wholesale business will attempt to offer a more complete suite of value-added carrier services to both its existing customer base and to new customers. Within our retail division, we will continue to seek profitable niches within the telecommunications markets, adding higher-margin retail businesses, such as residential long distance and wireless products and services, to our existing sales mix.

     Pursue Strategic Alliances and International Agreements. We intend to capitalize on our strategic alliances and other relationships with U.S. and foreign companies in order to expand our customer base. We have traditionally been able to capitalize on our significant traffic volume and technological expertise to negotiate favorable termination agreements with international carriers. We intend to continue to seek new termination relationships with established and emerging carriers to reduce our termination costs for traditional international voice telephony, and in some cases to use our relationship with Net2Phone for additional low cost termination. To date, we have entered into approximately 65 agreements with carriers that provide for the favorably priced termination of its calls worldwide.

     As part of the transaction in which we sold 14.9 million of our Net2Phone shares to AT&T, we have announced that we would pursue operating agreements with AT&T and/or its international affiliates.

Telecommunications Services

     IDT provides its wholesale and retail customers with integrated and competitively priced international and domestic telecommunications services. Our four primary telecommunications services are: wholesale carrier services, prepaid calling cards, domestic long distance services in the U.S., and international retail services. We generated revenues from our telecommunications business of approximately $1,023.0 million during Fiscal 2000, up from $684.6 million during Fiscal 1999. Telecommunications revenues represented 93.5% of IDT's total consolidated revenues in both Fiscal 2000 and Fiscal 1999.

  Wholesale Carrier Services

   We sell our wholesale carrier services to other U.S. and international carriers, utilizing flexible and least-cost traffic routing and based on our expertise in navigating the complex accounting rate system. In this way, we act as a "carrier's carrier," providing the numerous entrants in the retail market with rates that are much lower than those previously offered by the more established carriers. We are able to offer competitive rates to our carrier customers as a result of our extensive relationships in the long distance telecommunications industry, our ability to generate a high volume of long distance call traffic and the advantageous rates negotiated with foreign PTTs and competitive carriers. As of October 1, 2000, we had approximately 165 wholesale customers located in the U.S. and Europe, with wholesale carrier sales representing 47.6% of IDT's total consolidated revenues in Fiscal 2000.

     The wholesale carrier business is currently undergoing a transformation, as intense competition has led to significant price declines and margin pressure. In this environment, several less efficient operators, who generally do not possess the critical mass necessary to succeed, are finding it increasingly difficult to compete. We anticipate that this trend will continue in the coming years, as some competitors leave the industry, and the more financially sound players, including IDT, gain market share at the expense of the weaker competitors. In the short-term however, we anticipate that we will continue to be faced with a challenging operating environment for wholesale carrier services, characterized by continued margin pressure.

Competitive Advantages

  We believe that we have several competitive advantages in the wholesale carrier business, including the following:

  . Strong existing relationships with national monopolies and other leading carriers, which, we believe, allow us to negotiate advantageous rates.

  . Our prepaid card business, which generates a high volume of long distance call traffic. Because we can bring new minutes to the national monopoly, rather than simply taking minutes from another carrier with whom it might already have an agreement, we are favored by national monopolies.

  . Superior switching, routing and customer service technology. Our backbone network has demonstrated its superior quality in several tests. Our back office technology allows us to generate real-time information, allowing for better cost analysis and customer service and facilitating strict quality controls.

  . Our ability to offer "value-added carrier services," such as giving carriers remote access to our debit card platform. This enables us to offer additional "turnkey" capabilities to carrier customers and positions us as a "total outsourcing provider" of carrier services, something that our pure wholesale competitors cannot offer.

  . Our status as an independent wholesale carrier that does not compete for the core retail customers sought by our carrier customers.

  . Our ability to rapidly react to changing price environments, which has allowed us to take advantage of attractive rates more quickly than have our competitors.

  . Our early-entrant status in several regulated markets, which, we believe, will provide an advantage when these markets deregulate.

  . Our careful attention to cost control, efficiency and the maintenance of lower general overhead expenses.

Wholesale Carrier Strategies

  We have strategies tailored to different markets: regulated markets, deregulated markets and markets that are currently deregulating.

  In deregulated countries, we offer new market entrants, who are generally not in the position to build their own infrastructure, carrier services at rates that are typically lower than the incumbent carrier is offering. In such countries, we also establish and expand our arbitrage operations by taking advantage of the competitive environment to buy minutes at a lower rate and then sell them at a higher rate. In markets that are fully regulated, our strategy is to establish a relationship with the national monopoly and enter into agreements to carry and terminate its minutes. We can typically offer the national monopolies lower prices than those offered in their existing bilateral agreements. In markets that are undergoing the deregulation process, there are typically two or three competing carriers, including the national monopoly. In these markets, our strategy involves selling minutes to, and buying minutes from, the competitive carriers, who seek minutes volume as well as lower costs in order to compete. We also continue to offer similar services to the national monopoly.

  These different strategies, for the three types of markets, are part of our overall strategy for the deregulating world. As a country moves from regulated to fully deregulated status, our strategy for that country shifts to take advantage of the opportunities presented at any given time. By first entering a market when it is regulated and establishing relationships with the national monopoly, we obtain early entrant status, which prepares us to compete more effectively as the market deregulates. By the time the market opens for competition, we have acquired a thorough knowledge of the market (in terms of potential minutes generated, most frequently called routes, culture, etc.), which we believe is a competitive advantage for both our wholesale carrier and retail operations.

Retail Telecommunications

  Prepaid Calling Cards

  We sell prepaid debit and rechargeable calling cards providing access to more than 230 countries and territories. Our rates are up to 50% lower than the rates for international calls that are charged by the major facilities-based carriers. We market debit cards primarily to ethnic communities in the U.S. that generate high levels of international traffic to specific countries where we have favorable termination agreements. Recent immigrants and members of the ethnic communities tend to be heavy users of international long distance, given their desire to keep in touch with family members and friends back home. Our business is particularly strong in the Northeast U.S., aided by our extensive distribution network and attractive rates to areas such as Colombia, Mexico and the Dominican Republic. We have also been rapidly expanding our operations in California, Florida, Illinois, Texas and other parts of the U.S. Outside the U.S., we market cards in the U.K., France, Germany, Italy, Spain and the Netherlands, seeking to capitalize on the opportunity presented by the recent surge in immigration from under-developed countries around the globe to Europe's developed nations. We have also recently begun to sell cards in Latin America. We sold over 50,000,000 prepaid calling cards during Fiscal 2000. During Fiscal 2000, sales of prepaid calling cards accounted for 43.6% of IDT's total consolidated revenues.

  We offer both IDT-branded and non- IDT-branded prepaid calling cards, with favorable rates to specific areas of the world. The cards are sold in several different dollar denominations, most commonly $5, $10 and $20. The table below lists the major IDT phone cards we sell:

  Asimon                     Florida Exclusive         New York Alliance
  Blackstone America         Florida Friend            New York Exclusive
  California Exclusive       Georgia Exclusive         Pennsylvania Exclusive
  Carribean Friend           Illinois Exclusive        Pepe Colombianita
  Carolina Exclusive         Kababayan                 Pepe Megatel
  Centro Americard           Long Island Exclusive     Puerto Rico Exclusive
  China Card                 M&M Card                  Rhode Island Exclusive
  Circle Line                Mass Exclusive            South Seas
  Colombianita Card          Massachusetts Talk        Tele Talk
  Connecticut Exclusive      Mega Mexico Card          Texas Exclusive
  Cumbia 800                 Megatel Card              Union Phone Card
  Dominicall Card            Megatel Vending           Union Phone Vending
  Eastern Europe             Metropolis                Vending Exclusive
  Easy Pass IDT              Merengue Card             Virtual Internet Card
  Easytalk LA                Michigan Exclusive        Walter Mercado Phone
  Easy Talk NJ               New Jersey Alliance       Washington Alliance
  Flat Rate Nickel 2001      New Jersey Exclusive      Washington Exclusive

  Our rechargeable cards, distributed primarily through in-flight magazines, permit users to place calls from over 40 countries through international toll-free services.

  Our retail customers can use our calling cards at a touch tone telephone by dialing an access number, followed by a personal identification number (a "PIN") assigned to each prepaid calling card and the telephone number the customer seeks to reach. Our switch completes the call, and our debit card platform reduces the outstanding balance of the card during the call. We offer prepaid calling cards that can be used to access our network by dialing a toll-free number or, in specific metropolitan markets, local area calling cards that only require a local call. We believe that many of our customers typically use our calling cards as their primary means of making long distance calls due to attractive rates, reliable service, the ease of monitoring and budgeting their long distance spending and the appealing variety of calling cards we offer to different market segments.

  IDT expanded its domestic debit card platform through its acquisition of InterExchange and its subsidiaries (collectively, "InterExchange"), completed in May 1998. Through InterExchange, we operate one of the nation's largest international debit card platforms. The platform provides us with a broad range of services used to conduct our calling card operations, including billing, routing of calls, and determining the amount of credit available on each outstanding calling card.

  As part of our rapid expansion in the prepaid calling card market, we have started marketing private label phone cards. Private label cards serve as lucrative promotional items and can also be used to help generate brand name awareness. We have launched several co-branded cards in partnership with consumer product companies, including the Coca-Cola Company in the Dominican Republic.

Competitive Advantages

  We believe that we possess the following advantages over our competition in the prepaid calling card industry:

  . Our status as a carrier's carrier allows us to offer calling time over more routes to the countries that are in demand in the retail marketplace, at attractive prices.

  . Our debit platform, which we believe to be the most advanced in the industry, enables us to process a large number of cards simultaneously and to provide multi-lingual and multi-currency cards.

  . Our expertise, market savvy and distribution channel, which covers over 100,000 retail outlets.

  . Our understanding of, and commitment to, the ethnic prepaid calling card market.

  . We are able to provide low rates and at the same time maintain our margins by taking a disciplined approach to advertising and because we enjoy low overhead and low headcount. We believe that as our carrier business builds out its network, our prepaid business' cost per minute will decline, helping margins.

Domestic Long Distance Services

  IDT markets certain long distance services directly to retail customers in the U.S. Introduced in February 2000, our calling plan features a flat rate of five cents per minute for all state-to-state calls within the continental United States, 24 hours a day, seven days a week. We also offer a free IDT Calling Card, with no monthly fees or per-call surcharges, featuring a domestic rate of ten cents per minute. Our rates for international calls are also extremely competitive, well below those charged by the major facilities-based carriers. In April 2000, we began to more aggressively market our domestic long distance services, by expanding the existing TV ad campaign to additional markets and introducing new marketing channels, including print advertisements, direct mail, online advertising and partnerships.

  As of October 1, 2000, we had over 150,000 domestic long distance customers. Domestic long distance services accounted for 1.3% of our total consolidated revenues in Fiscal 2000. As we continue to make significant expenditures to market this service, resulting in customer growth, we anticipate that domestic long distance services will begin to account for an increasing proportion of our total revenues in future periods.

International Retail Services

  We offer international retail services to customers outside of the U.S., primarily through call reorigination. We also provide our call reorigination customers with access to enhanced U.S. telecommunications service options at U.S. long distance rates. These options include: voicemail, itemized billing, speed dial codes that allow customers convenient access to the call reorigination service, personalized voice prompts that allow customers to be called back at extensions where the party being dialed must be requested by name, remote programmable service that allows customers the flexibility of selecting the number called back instead of receiving the call at a preprogrammed number, access to U.S. toll-free 888 and 800 numbers, and simplified billing that combines the cost of the call back to the customer and the cost of the customer's outbound call from the U.S. in one bill for convenient and orderly presentation. We market our call reorigination service to businesses and individuals. International retail services accounted for 1.0% of IDT's total consolidated revenues in Fiscal 2000.

Internet Services

  In 1994, IDT began offering Internet access to individuals and businesses. We currently offer a variety of both dial-up and direct-connect dedicated Internet services. IDT's Internet access network, which consists of multiple leased lines, offers approximately 200 points-of-access through approximately 35 points-of-presence (POPs) owned by IDT. In addition, we offer approximately 2,300 points-of-access through POPs owned by local and regional ISPs, called Alliance Partners, through which subscribers may access the Internet. As of October 1, 2000, IDT offered local dial-up access to approximately over 20,000 retail customers, provided dedicated access to nearly 350 medium and large-sized businesses, offered Web hosting services to approximately 2,000 customers and provided Digital Subscriber Line
(DSL) services to 800 customers. Internet services accounted for 1.2% of IDT's total consolidated revenues in Fiscal 2000.

  In recent years, our Internet business has pursued a targeted niche strategy, seeking to offer products and services to markets where we would not be required to incur the significant customer acquisition costs generally associated with "mass market" Internet service providers. Consequently, our Internet strategy shifted several times through Fiscal Years 1999 and 2000, as we attempted to profitably exploit market opportunities in the Internet industry. Most recently, we offered free Internet access and other services through our Free-At-Last.com subsidiary. However, in October 2000, we announced that we were transitioning our FreeAtLast.com Internet service from a free service to a subscription plan. In addition, as part of our joint venture agreements with Terra Networks, and the subsequent exchange of our interests in these ventures for Terra Networks stock, we have given most of our dial-up customers to Terra Networks. We are currently considering several options for our Internet business, and we expect to continue to scale back our operations in this area.

Sales, Marketing and Distribution

  We primarily market our international telecommunications services through our direct wholesale carrier services sales staff. The staff primarily relies on, and benefits from (i) IDT's extensive relationships and increasing international exposure and recognition throughout the long distance industry for marketing its carrier services; (ii) our substantial traffic volumes, which enable us to negotiate for lower rates; and (iii) favorable terminating rates negotiated with PTTs and foreign carriers.

  We primarily market our international call reorigination services through our overseas network of independent sales representatives. The foreign sales representatives, who are supervised by our U.S.-based sales managers, provide us with access to local business and residential customers and new opportunities in the local markets they serve. We pay our foreign sales representatives on a commission basis. As of October 2000, we were represented by over 300 foreign sales representatives worldwide. We have also commenced direct sales efforts, primarily through overseas advertising in international print media to penetrate particular market segments that we do not currently serve.

  We currently market our prepaid debit cards to retail outlets throughout the U.S. through Union Telecard Alliance, LLC ("Union"), a joint venture company of which we own 51% of the outstanding equity interests. Union is one of the largest distributors of prepaid calling cards in the nation, utilizing a network of over 600 sub-distributors who sell through over 100,000 retail outlets throughout the United States. In July 1999, we entered into an agreement with All Americas Cable & Radio ("AACR"), a long distance carrier based in the Dominican Republic, in which we will distribute prepaid calling cards in the Dominican Republic on behalf of AACR. As part of our plan to expand our territory beyond the U.S., we have begun to establish a distribution network in the Dominican Republic to replicate our calling card distribution network in the United States. In May 2000, Union began distributing prepaid cards in Puerto Rico, and plans to begin distributing cards in parts of Central America during Fiscal 2001.

  Union has entered into agreements with sub-distributors, located in Illinois, Florida, New York, Ohio and Texas, whereby the sub-distributors have agreed to market the our prepaid calling cards in exchange for preferential pricing, exclusive cards, extensions of credit, incentive bonuses and technical support from us, which is intended to assist each respective sub-distributor in the growth and development of its business. Our exclusive calling cards will be marketed by the corresponding partnership in a given state.

  In addition to selling IDT's prepaid calling cards, Union sells prepaid calling cards of other companies. This allows Union to operate as a "one-stop shop" for the widest possible range of prepaid phone cards, enabling Union to enhance its sales to the retail outlets it currently serves.

  IDT also sells rechargeable calling cards, which are distributed primarily through in-flight magazines.

  We have significantly increased our marketing expenditures for our domestic long distance services, in conjunction with the announcement of our new flat-rate, five-cents-a-minute calling plan. The advertising campaign for these services is mostly driven by direct television advertising in targeted markets, and is supplemented with a direct mail program. Our goal is to continue spending on marketing and advertising to build our domestic long distance customer base, with a primary focus on keeping cost-per-customer acquired at or below our targeted levels.

Billing and Customer Support

  IDT believes that reliable, sophisticated and flexible billing and information systems are essential to its ability to remain competitive in the global telecommunications market. Accordingly, we have invested substantial resources to develop and implement our proprietary management information systems.

  Our billing system enables us to:

  . accurately analyze our network traffic, revenues and margins by customer and by route on an intra-day basis;

  .  validate carrier settlements; and

  .  monitor least cost routing of customer traffic.

  The entire process is fully automated and increases efficiencies by reducing the need for monitoring by our employees. We believe that the accuracy and efficiency of our management information systems provide us with a significant strategic advantage over other emerging carriers.

  We believe that our ability to provide adequate customer support services is a crucial component of our ability to retain customers. We have successfully focused on improving such service through a number of measures, including the addition of support personnel and the monitoring of customer waiting time. The customer support staff provides 24-hour technical assistance in addition to general service assistance. Customer support personnel communicate with subscribers via telephone, e-mail and fax. We require that each customer support staff member field a minimum number of calls and e-mails each day. We also employ liaisons between the customer support and technical staffs to ensure maximum responsiveness to changing customer demands.

Network Infrastructure

  We maintain an international telecommunications switching infrastructure and U.S. domestic network, consisting of owned and leased lines that enable us to provide an array of telecommunications, Internet access and Internet telephony services to our customers worldwide. IDT's network is monitored 24 hours a day, seven days a week, and 365 days a year by its network operations center. The entire network is centrally managed from IDT's control center through the use of a standardized communications protocol. In addition, we use two proprietary monitoring systems to manage modem pools.

Telecommunications Network

 Private Line Network

  We operate a growing telephone network consisting of U.S. domestic dedicated leased fiber optic and copper lines, and IDT-owned switch equipment in the U.S. which are interconnected to major PTTs, emerging carriers and domestic interexchange carriers, local exchange carriers and competitive local exchange carriers. Our major switching facilities are located in Piscataway, N.J.; Newark, N.J.; New York, N.Y.; London, England and Rotterdam, Holland. These varied locations serve to provide the network with redundancy and diversity. All of these locations are linked with the dominant local exchange carrier as well as at least one of the competitive local exchange carriers, allowing us to interconnect with all major interexchange carriers to switch traffic via our leased private-line DS3 network. Furthermore, all of our locations are interconnected via leased lines to enhance network reliability and redundancy as each location interconnects with the various carriers.

  In September 1998, we entered into a $32 million, 20 year Indefeasible Right of Use (IRU) agreement with Frontier Communications (now a unit of Global Crossing Ltd.) to obtain dedicated DS-1, DS-3, OC-3 and OC-12 circuit capacity in the U.S. over Frontier's network, connecting more than 120 metropolitan areas around the nation. These network facilities have enabled us to expand the range and reliability of our data and voice transmission service, while reducing network costs. IDT is able to offer nationwide dial-up long distance and dial-around (10xxx) services, reduce 800-origination costs and provide for origination and termination of carrier traffic in all major U.S. cities.

  In October 1999, we entered into an agreement with Frontier whereby we enhanced our ability to provide presubscribed long distance (1+) and dedicated and toll-free services throughout the United States as well as casual calling (10xxx) in selected areas of the country. The additional capacity has significantly enhanced our ability to provide long distance dial up services.

  In addition, we own and lease switched services to connect our U.S. and U.K. facilities. These services are used to originate traffic from IDT's customer base in the U.K. and to terminate existing carrier and call reorigination traffic to the U.K. We have about 65 operating and terminating agreements that provide for the termination of traffic worldwide, including agreements with companies based in Spain, the Dominican Republic, Italy, Bangladesh, Cyprus and Chile. We also plan to obtain leased lines to these destinations, which will result in reduced costs for termination to these countries. We have also targeted countries such as the Netherlands, Germany and France for network expansion due to the large number of minutes we presently terminate and the size of our installed base of telecommunications customers in these countries.

International Telecommunications Acquisitions & Agreements

  In January 1999, we signed agreements with France Telecom, Deutsche Telkom, Swisscom N.A. and Telefonica de Espana, four major telecommunications companies based in Europe, to establish a direct fiber-optic connection between the companies for international long distance service. The agreement establishes direct channels between the companies' international switching points and our facilities in the United States and United Kingdom. We have already established a presence in the United Kingdom with its facilities-based switch, and have purchased more than 12,000 kilometers of undersea cable connecting the United States, Canada and the United Kingdom.

  In February 1999, we acquired Orion Telekom B.V., now known as IDT Netherlands B.V., a Netherlands based provider of telecommunications services. Through this acquisition, we procured an Interconnect/Access agreement with Royal KPN NV ("KPN") the leading phone company in the Netherlands, and associated physical interconnections, an installed Alcatel S12 switch, an operating license in Holland and a facility in Rotterdam. Our voice licensing in the Netherlands coupled with the interconnection available through KPN has enabled us to offer wholesale and retail carrier services in the Dutch market.

Switching Platforms

  We utilize two major switching platforms. We use our Lucent switches for our application-based products such as call reorigination, direct dial, call through, prepaid calling cards, and value-added services such as voice prompts, speed dialing, voice mail and conferencing. The Lucent switches (such as the LNX) are flexible and programmable, and are designed to implement network-based intelligence quickly and efficiently. We currently own and/or lease 113 Lucent switches. The other platform is the Nortel DMS250-300/GSP, which serves as an international gateway and generic carrier switch. We currently own four Nortel switches. A third platform, the Alcatel, is used at our switching facility in the Netherlands. We plan to upgrade our switching platforms in New Jersey, London and Amsterdam during Fiscal 2001. All of our switches are modular, scaleable and equipped to signal in such protocols as ISDN or SS7 so as to be compatible with either domestic or foreign networks.

Software

  Our Lucent switches incorporate Company-developed software which efficiently performs all the applications we require to provide value-added services, as well as billing and traffic analysis. The software enables the Lucent switches to route all calls via our least-cost routing platform. Least-cost routing is a process by which we optimize the routing of calls over the least-cost route on our switches for over 230 countries. In the event that traffic cannot be handled over the least-cost route due to capacity or network limitations, the least-cost routing system is designed to transmit the traffic over the next least-cost route. The least-cost routing system analyzes several variables that may affect the cost of a long distance call, including different suppliers, different time zones and multiple choices of terminating carrier in each country. In some instances, instead of routing a call directly between two overseas points, the least-cost routing system may backhaul a carrier's minutes using resold switched services to another of our U.S.-based switches in order to terminate the traffic in a third country while taking advantage of our competitive international long distance rates. The least-cost routing system is continually reviewed in light of rates available from different suppliers to different countries to determine whether we should add new suppliers to its switch to further reduce the cost of routing traffic to a specific country and to maintain redundancy, diversity and quality within the switching network. By utilizing a least-cost routing system, we are able to minimize our costs, and offer lower rates to our customers. This is of significant importance when serving a market which has become increasingly price-sensitive.

 Internet Network

  We operate a national Internet network comprised of a leased DS3 45 megabits per second backbone of high speed fiber optic lines connecting eight major cities across the U.S., and leased dedicated T1 fiber optic lines connecting smaller cities to the network. The network backbone uses state-of-the-art routing platforms including Cisco Series 7000 routers and Nortel ERS Magellan switches. The DS3 backbone connects traffic at four major Internet "meet" points where we maintain switching and routing equipment and has peering arrangements to exchange Internet traffic with over 50 other Internet backbone providers. To minimize the potential detrimental effects of single points of failure, we deploy a minimum of two dedicated leased data lines to each backbone node and remotely positions secondary servers for all configuration and authentication hosts. Multiple data segments are used in high traffic areas to minimize packet loss and to reduce the frequency of congestion in the network. Also, major IDT backbone nodes employ routing switches for directing network traffic. To further enhance network performance, we employ an "Open Shortest Path First" protocol, which allows data traffic to be routed most efficiently.

  We seek to retain flexibility and to maximize our opportunities by utilizing a continuously changing mix of routing alternatives. This diversified approach is intended to enable us to take advantage of the rapidly evolving Internet market in order to provide low-cost service to our customers.

  We utilize the local dial-up switching infrastructure of several Alliance Partners across the country to supplement our owned and operated local dial-up infrastructure. The Alliance Partners, which are independently-owned Internet service providers, employ routing and modem equipment which meet our standards for providing dial-up access services. We offer the Alliance Partners a monthly fee for each customer account routed through their local access networks. We also provide billing, advertising, marketing and customer acquisition services, in exchange for which the Alliance Partners provide local Internet access. The agreements with Alliance Partners generally have one year terms and do not prohibit us from constructing our own local installed POP where warranted.

Research and Development

  We employ a technical staff that is devoted to the improvement and enhancement of our existing telecommunications and Internet products and services, including switching technologies and the development of new technologies and products. We believe that the ability to adjust and improve existing technology and to develop new technologies in response to, and in anticipation of, customers' changing demands is necessary to compete in the rapidly changing telecommunications and Internet industries. There can be no assurance that we will be able to successfully develop new technologies or effectively respond to technological changes or new industry standards or developments on a timely basis, if at all. For the years ended July 31, 1998, 1999 and 2000, research and development costs totaled approximately $481,000, $757,000 and $4,692,000, respectively.

  In connection with IDT's acquisition of InterExchange in May 1998, we acquired InterExchange's in-process research and development relating to alternative switching and compression technologies. IDT has chosen to discontinue the acquired research and development projects in favor of utilizing advanced vendor technologies.

Competition

  The markets in which we operate are extremely competitive and can be significantly influenced by the marketing and pricing decisions of the larger industry participants. The barriers to entry are not insurmountable in any of the markets in which we compete. We expect competition in these markets to intensify in the future.

  The market for prepaid calling cards has become highly competitive. In the prepaid calling card market, we compete with other providers of prepaid calling cards and with providers of telecommunications services in general. Many of the largest telecommunications providers, including AT&T, WorldCom and Sprint currently market prepaid calling cards, which in certain cases, compete with the prepaid calling cards we sell. These companies are substantially larger and have greater financial, technical, engineering, personnel and marketing resources, longer operating histories, greater name recognition and larger customer bases than does the Company. We also compete with smaller, emerging carriers in the prepaid calling card market, including RSL Communications, Ltd., Viatel, Inc., Primus Telecommunications and PT-1 Communications. In marketing prepaid calling cards to customers outside the U.S. market, we compete with the large PTTs, such as British Telecommunications (BT) in the U.K. We believe that additional competitors are likely to enter the prepaid calling card market (including Internet-based service providers and other telecommunications companies) during the next several years.

  With respect to its other telecommunication services, we compete with:

  . interexchange carriers and other long distance resellers and providers, including large carriers such as AT&T, WorldCom, Inc. and Sprint

  .  foreign PTTs

  . other providers of international long distance services such as Pacific Gateway Exchange, Primus Telecommunications, RSL Communications Ltd., Viatel, Inc., and World Access, Inc.

  . alliances between large multinational carriers that provide wholesale carrier services

  . new entrants to the domestic long distance market such as the regional bell operating companies in the U.S., who have announced plans to enter the U.S. interstate long distance market pursuant to recent legislation conditionally authorizing such entry

  .  small long distance resellers.

  Moreover, some of our competitors have announced business plans similar to ours regarding the expansion of telecommunications networks into Europe and Latin America. Many of our competitors are significantly larger and have substantially greater market presence, as well as greater financial, technical, operational, marketing and other resources and experience than the Company.

  We compete for customers in the telecommunications markets primarily based on price and, to a lesser extent, the type and quality of service offered. Increased competition could force us to reduce our prices and profit margins if our competitors are able to procure rates or enter into service agreements that are comparable to or better than those we obtain, or are able to offer other incentives to existing and potential customers. Similarly, we have no control over the prices set by our competitors in the long distance resale carrier-to-carrier market.

IDT Ventures

  Our IDT Ventures division was formed to develop several new innovative telecommunications and Internet-related businesses, with a focus on identifying and exploiting niche market opportunities, specifically in markets where we can leverage one or more of our existing strengths.

 The IDT Approach

  The goal of IDT Ventures is to remain on the cutting-edge of technology and business development. The formation of venture businesses is both analytical and visionary in nature. Our high-level executive development team draws on its substantial experience in the high-technology and telecommunications fields to identify existing yet overlooked opportunities, while at the same time anticipating and evaluating future demand for certain new technologies, products and services. Once a promising venture is identified, and the project proceeds from concept to development, our development team allocates the financial and human resources necessary to move the project through the development stage. In order to ensure proper management focus on each potential new business, we provide each venture with a dedicated management team, seeking individuals whose skill-sets and experience most closely match those needed for each particular venture.

  Although these new ventures will benefit at the outset from IDT's financial strength, which will allow us to fund these businesses in their early stages, we will require these businesses to demonstrate their ability to become profitable and obtain independent financing at a relatively early stage. In general, the long-term plan for these ventures businesses, once they have reached critical mass, is to separate them as independent financial entities, as in the case of our former subsidiary, Net2Phone. In this way, IDT Ventures hopes to build businesses which can eventually become stand-alone companies. Currently, the Ventures division consists primarily of TV.TV and IDT Wireless.

 TV.TV

  In September 2000, we announced the formal creation of TV.TV, a new venture designed to deliver high quality online video content, as well as television and entertainment services to the emerging broadband market. TV.TV (also known as "Genie" while in its development stage) will provide free television on demand supported by targeted advertising, pay-per-view events, subscription services and e-commerce revenues.

  TV.TV is constructing its own private broadband network, to enable it to deliver content at quality that exceeds that available through the public Internet. TV.TV will co-locate its servers at cable head-ends and DSL aggregation points, connecting broadband users to its network. TV.TV's platform is neutral, as it can be accessed through cable modems, DSL, digital cable set top boxes, or even wireless services.

  TV.TV is currently developing proprietary technology for a range of advanced security solutions, including encryption, digital fingerprinting and watermarking that protect content against piracy and unlicensed use or duplication. By converting film and other programming content into an encrypted, digital format that can be streamed on the Web, the TV.TV platform offers a secure, turnkey solution for moving entertainment properties onto the Internet, where they can be accessed by a diverse, geographically dispersed and growing online audience.

  TV.TV is due to be operational in multiple pilot markets by the end of calendar 2000. The service will be launched in a market-by-market rollout, beginning with New York City, San Jose, CA and Billings, MT, to customers with a high-speed, broadband connection to the Internet.

 IDT Wireless

  In response to the numerous opportunities offered by the rapidly growing wireless industry, IDT formed its IDT Wireless division in March 2000 to develop and offer competitively priced paging and cellular products. These products will feature IDT's "calling-party-pays" technology, which eliminates the fees that subscribers are currently forced to pay for incoming pages and calls in the U.S.

  In June 2000, IDT launched its FREEWAY pagers, featuring the calling-party-pays technology. With Freeway Pagers, users pay a one-time purchase price for the pager, with no need to pay again for service. FREEWAY pagers are available through the same extensive retail distribution network that currently sells IDT Prepaid Calling Cards, as well as many national and regional retail chain stores. The FREEWAY numeric pager has a suggested retail price of $49.95, while the FREEWAY text model has a suggested retail price of $79.95. With the FREEWAY numeric pager, the calling party is charged 35 cents for each page. The FREEWAY text messaging pager lets a calling party send a text message of up to 120 characters for a 50 cents charge.

  Also in June 2000, we announced the launch of our branded wireless program, including prepaid wireless mobile phone service, with enhanced features, such as Voicemail, Caller ID and Call Waiting. IDT's network services are provided on the Sprint PCS(K) Nationwide wireless Network. Under IDT's Private Label Services arrangement with Sprint PCS, IDT customers have access to PCS service anywhere on the Sprint PCS Nationwide

Network, serving more than 300 major metropolitan areas. Customers can purchase wireless minutes, as needed, in amounts ranging from $25 to $200. IDT's prepaid wireless service is initially being offered in retail outlets in the New York Metropolitan area, with distribution to be phased in nationwide.

  In addition, IDT plans to license its technology to other cellular providers, creating an additional business and source of revenue from its "calling party pays" technology.

 Brix Communications

  In September 1999, IDT formed Brix Communications to provide diversified telecommunications and Internet services to tenants of commercial buildings and residential multifamily properties. Brix offers high speed voice and data services, including local and long distance telephone service (dedicated and 1+), cable television service (cable and/or fiber optic), on line service with direct Internet access and Internet access services (DSL, dedicated and dial up) and various other Internet services. Brix's strategy involves entering into a partnership with a property owner, under which Brix provides the building-wide infrastructure upgrade at no cost to the landlord, in return for allowing Brix to offer its Internet, telecommunications and video services to tenants. We are currently exploring our options for the Brix Communications subsidiary, including, but not limited to, the possible sale of Brix Communications to another company.

IDT Investments

  IDT Investments represents IDT's equity investments in other telecommunications or Internet-related companies. This division seeks to leverage our extensive industry knowledge and relationships to identify promising investment opportunities. Because of IDT's experience in, and knowledge of, the worldwide telecommunications and Internet industries, we believe that we are well qualified to assess the value of the investments with which we are frequently presented. Like our IDT Ventures unit, IDT Investment's goal is to identify opportunities in the telecommunications and Internet fields which can be exploited through the use of superior technology. Unlike IDT Ventures, however, IDT Investments seeks to accomplish this goal through its minority investments in other entities. We anticipate that our investments will often involve companies with whom we have existing business relationships, although the scope of our investment program will not necessarily be limited to those entities. Our primary investments include our holdings in Net2Phone, our former subsidiary; Terra Networks, and 2AM Inc.

 Net2Phone

  IDT now owns approximately 10,000,000 shares the Class A Common Stock of Net2Phone (NASDAQ: NTOP). Originally formed by IDT in 1996, Net2Phone is the world's leading provider of Internet telephony products and services. Net2Phone routes millions of minutes over the Internet every month. According to International Data Corporation, Net2Phone is the industry leader in IP (Internet Protocol) telephony minutes routed, with nearly 40% market share.

  Net2Phone offers a variety of products and services, including:

  . Net2Phone: Software for PC-to-phone service, which now includes free PC-to-PC calling, PC-to-fax service and free voice E-mail.

  . Net2Phone Direct: Low cost phone-to-phone and fax-to-fax service over Net2Phone's IP telephony network. Net2Phone also offers the Net2Phone Direct Prepaid Calling Card, allowing users to place phone calls via the Internet to another phone.

  . Voice Enabled E-Commerce Solutions, such as Click2Talk, Click2Callme and Click Together.

  . Yap (Your Alternative Phone): Net2Phone's retail line of hardware solutions designed to enable users to easily make Internet phone calls.

  When IDT launched Net2Phone in 1996, it became the first commercial telephone service to bridge calls between multimedia PCs and telephones via the Internet, and to charge for this service on a per-minute basis. Upon installation of the Net2Phone software, which is provided by Net2Phone primarily through the Internet without charge, a Net2Phone user receives an account number, and chooses a personal identification number as an added security feature. Once the Net2Phone software is installed, a user may place toll-free "800" or "888" calls from anywhere in the world without incurring any charges for such calls. Upon a user's prepayment for Net2Phone minutes, the user may begin using Net2Phone to place telephone calls worldwide.

  A user places a Net2Phone call after establishing a connection to the Internet. The call is routed over the Internet, at no charge to the customer, to our telecommunications switches in the U.S. The call is then routed in the same manner as other voice telephony calls, using our least-cost routing platform in order to increase the savings realized by international callers. Net2Phone's voice quality has been enhanced through the use of technology licensed from Lucent Technologies, Inc., and the software relating to Net2Phone is available in seven different languages. For calls originating overseas, the cost of placing and terminating the call with Net2Phone is substantially below the rates generally charged by traditional foreign carriers to place and terminate standard international telephone calls.

  In September 2000, Net2Phone announced the formation of a new company, Adir Technologies, designed to develop and market network management software for Voice over IP (VoIP) and other packet-based multimedia networks. Net2Phone also announced that Cisco Systems (NASDAQ: CSCO) has purchased a minority equity interest in Adir Technologies. Cisco will jointly market Adir's network management platform to its VoIP customers. IDT has invested $7.0 million in Adir Technologies, in return for a minority equity interest.

  In August 1999, Net2Phone completed an initial public offering of 6,210,000 shares of its Common Stock. Prior to the Initial Public Offering, Net2Phone was a 90%-owned direct subsidiary of IDT. After the Initial Public Offering, IDT owned 56.2% of the capital stock of Net2Phone. IDT owns Class A stock that has twice the voting power of Net2Phone's common stock. Therefore, after the Initial Public Offering, we controlled 64.0% of Net2Phone's vote.

  In connection with Net2Phone's Initial Public offering, we entered into several agreements with Net2Phone, including an assignment agreement, a separation agreement, an IDT services agreement, a Net2Phone services agreement, a tax sharing and indemnification agreement, a joint marketing agreement and an Internet/telecommunications agreement.

  In December 1999, Net2Phone sold an additional 6,300,000 shares of common stock (the "Secondary Offering"). Of the 6,300,000 shares sold in the Secondary Offering, 2,200,000 shares were sold by IDT. After the Secondary Offering, we had a 48.3% ownership interest and a 57.3% voting interest in Net2Phone.

  In August 2000, we sold 14,900,000 of our Net2Phone shares to AT&T Corp., for a purchase price of $75.00 per share, for total cash consideration of approximately $1.1 billion. In addition, AT&T purchased an additional 4,000,000 newly-issued Net2Phone shares, also at a price of $75.00 per share, paying proceeds of approximately $300 million to Net2Phone. After completing these transactions, AT&T held 31.8% of Net2Phone's outstanding stock, and a 38.8% voting interest. IDT held 16.8% of Net2Phone's outstanding stock, and a 20.5% voting interest.

 Terra Networks

  As of October 30, 2000, IDT owned 2,070,000 shares of Terra Networks, the Internet subsidiary of Telefonica, S.A. of Spain. Terra provides Internet access and local language interactive content and services to the Spanish and Portuguese-speaking world, including the Hispanic communities in the United States.

  In October 1999, IDT entered into a joint venture agreement with Terra Networks pursuant to which the parties formed two limited liability companies to provide Internet services and products for customers in the United States, mainly targeting and focusing on the Hispanic population in the United States. One company, Terra Networks Access Services, was formed to provide Internet access to customers in the target market, while the other company, Terra Networks Interactive Services, was formed to develop and manage an Internet portal that will provide content-based Internet services, electronic commerce offerings and other Internet services to customers in the target market. At the time of the agreement, IDT owned 49% of Terra Networks Access Services and 10% of Terra Networks Interactive Services. In addition, IDT participated in Terra Networks' U.S. initial public offering (IPO) in November, 1999, purchasing 1,156,682 Terra Networks shares for approximately $15.5 million.

In May 2000, IDT announced that it was exchanging its ownership interests in Terra Networks Access Services and Terra Networks Interactive Services for 3,750,000 additional Terra shares. Upon the completion of the transaction, Terra Networks held 100% ownership of both Terra Networks Access Services and Terra Networks Interactive Services. IDT was also released from the "lock-up" provision restricting it from disposing of its Terra Networks shares. Under the terms of the new agreement, IDT was granted authorization to dispose of its Terra stock, at a maximum rate of 75,000 Terra shares per day, not to exceed 500,000 per month. Through October 1, 2000, we have sold 2,836,682 Terra shares, generating proceeds of approximately $111.6 million.

 2AM Inc.

  IDT holds a 25% equity interest in privately-held 2AM, Inc. 2AM has three core business divisions: 2AM Game Club, TVAD2NET and 2AM Development Ltd. 2AM Game Club has created an international Internet community competing in multi-player games with accompanying chat. These games, each of which can involve a large number of players, permit 2AM to display advertising banners, for which it receives revenue. TVAD2NET has developed software that permits, in a process that does not disturb the user, full motion video advertisements to be slowly sent over a low bandwidth connection onto a computer's hard drive. Because this technology does not slow down the applications running on the computer, the user experiences the advertisements as only a 15 to 30 second video commercial interruption. 2AM Development Ltd. is developing various technologies, including technology that allows individuals to be linked as they surf the Internet together.

Regulatory Environment

 Deregulation in the U.S. and International Telecommunications Markets

  Deregulation accelerated in the U.S. in 1984 with the divestiture by American Telephone & Telegraph, Inc. ("AT&T") of the regional bell operating companies. This gave rise to an influx of competitive telecommunications companies. Today, there are over 500 U.S. long distance companies. Deregulation in the U.K. began in 1981, when Mercury, a subsidiary of Cable & Wireless plc, was granted a license to operate a facilities-based network and compete with British Telecommunications plc ("BT"). Deregulation spread to other European countries with the adoption of the "Directive on Competition in the Markets for Telecommunication Services" in 1990. A series of subsequent European Union directives, reports and actions have resulted in significant but not complete deregulation of the telecommunications industries in most European Union member states. Further deregulation of the European Union telecommunications market is scheduled to occur in 2000 upon the implementation of the European Union's "Amending Directive to the Interconnection Directive," which mandates the introduction of equal access and carrier pre-selection by 2000. See "Regulation--European Regulation of Telecommunications Services." A similar movement toward deregulation has already taken place in Australia and New Zealand, and is also taking place in Japan, Mexico, Hong Kong and other markets. Other governments have begun to allow competition for value-added and other selected telecommunications services and features, including data and facsimile services and certain restricted voice services. Deregulation and privatization have also allowed new long distance providers to emerge in other foreign markets. In many countries, however, the rate of change and emergence of competition remain slow, and the timing and extent of future deregulation is uncertain.

  Deregulation has encouraged competition, which in turn has prompted carriers to offer a wider selection of products and services at lower prices. We believe that the lower prices for telecommunications services that have resulted from increased competition have been more than offset by decreases in the costs of providing such services and increases in telecommunications usage. For example, based on FCC data for the period 1989 through 1995, per-minute settlement payments by U.S.-based carriers to foreign PTTs fell 31.4%, from $0.70 per minute to $0.48 per minute. Over this same period, however, per-minute international billed revenues fell only 13.7%, from $1.02 in 1989 to $0.88 in 1995. We believe that as settlement rates and capacity costs continue to decline, international long distance will continue to provide opportunities to generate relatively high revenues and per-minute gross profits.

Government Regulation of the Telecommunications Industry

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

  In February 1997, the United States and 68 other countries signed the World Trade Organization Agreement on Basic Telecommunications Services ("WTO Agreement") to facilitate competition in basic telecommunications services. Pursuant to the WTO Agreement, signatories committed to varying degrees and within varying time frames to provide competitive telecommunications providers access to their domestic and international markets, reduce or eliminate foreign ownership restrictions, and establish regulatory regimes that foster telecommunications competition. The WTO Agreement became effective on February 5, 1998. Although the Company believes that the WTO Agreement could provide us with significant opportunities to compete in markets that were not previously accessible, it could also provide opportunities for our competitors. There can be no assurance that the pro-competitive effects of the WTO Agreement will not have a material adverse effect on the Company's business, financial condition, and results of operation or that members of the WTO will implement the terms of the WTO Agreement.

  Regulation of U.S. Domestic Telecommunications Services. In the U.S., provision of the Company's services is subject to the provisions of the Communications Act of 1934, as amended by the Telecommunications Act of 1996 (the "Act"), regulations promulgated thereunder, as well as the applicable laws and regulations of the various states administered by the relevant state authorities. The recent trend in the U.S., for both federal and state regulation of telecommunications service providers, has been in the direction of reducing regulation. Nonetheless, the FCC and relevant state authorities continue to regulate ownership of transmission facilities, provision of services and the terms and conditions under which the Company's services are provided. Non-dominant carriers, such as the Company, are required by federal and state law and regulations to file tariffs listing the rates, terms and conditions for the services they provide. In October 1996, the FCC adopted an order (the "Detariffing Order") which eliminated the requirement that non-dominant interstate carriers such as the Company maintain tariffs on file with the FCC for domestic interstate services. The Detariffing Order was upheld on appeal by the U.S. Court of Appeals for the D.C. Circuit and will require the Company to withdraw its FCC interstate interexchange service tariff by January 31, 2001. After that time, the Company will be required to maintain its services and rates on the Company's website. The detariffing of services poses additional risk for the Company because it will no longer have the benefit of the "filed rate doctrine" which enables the Company to bind its customers to the terms and conditions of the tariff without having each customer sign a written contract and enables the Company to change rates and services on one day's notice. The Company may be subjected to increased risk of claims from customers involving terms of service and rates that could impact the Company's financial operations.

  On May 8, 1997, the FCC issued an order to implement the provisions of the Act relating to the preservation and advancement of universal telephone service (the "Universal Service Order"). The Universal Service Order requires all telecommunications carriers providing interstate telecommunications services to contribute to universal support by contributing to (i) a fund for schools and libraries, (ii) a fund for rural health care and (iii) a fund for the development of regions characterized by high telecommunications costs and low income levels (collectively, the "Universal Service Funds"). These contributions became due beginning in 1998 for all providers of interstate telecommunications services. Such contributions are assessed based on certain defined interstate and international end user telecommunications revenues. Contribution factors vary quarterly, and carriers, including the Company, are billed each month. In addition, many state regulatory agencies have instituted proceedings to revise state universal support mechanisms to make them consistent with the requirements of the Act. As a result, the Company will be subject to state, as well as federal, universal service fund contribution requirements, which will vary from state to state.

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

  In implementing the Court's decision, the FCC has amended its universal service fund rules and removed intrastate-end user telecommunications revenues from the assessment base for the schools and libraries and rural health care support mechanisms. The FCC will assess contributions to the universal service program using a single contribution factor based on interstate and international end-user telecommunications revenues. The proposed contribution factor for the fourth quarter of 2000 is 5.6688% of interstate and international end-user telecommunications revenues. This increase in the universal service contribution factor may significantly increase the Company's contribution to the FCC's Universal Service Fund.

  Pursuant to the Universal Service Order, all carriers are required to submit a Universal Service Fund worksheet in March and September of each year. In addition, carriers are required to annually file a single telecommunications reporting worksheet for the FCC's Universal Service Fund, Telecommunications Relay Services, Local Number Portability, and North American Numbering Plan programs. The amounts remitted to the Universal Service Fund may be billed to the Company's customers. If the Company does not bill these amounts to its customers, its profit margins may be less than if it had elected to do so. However, if the Company elects to bill these amounts to its customers, customers may reduce their use of the Company's services, or elect to use the services provided by the Company's competitors, which may have a material adverse effect upon the Company's business, financial condition, or results of operations.

  The FCC has approved Verizon's (formerly Bell Atlantic-New York) Section 271 application for authority to provide interLATA interexchange service to customers in New York and Southwestern Bell Telephone Company's ("SWBT")
Section 271 application to provide interLATA interexchange service to customers in Texas. Because the FCC has approved these Section 271 applications, interexchange carriers, such as the Company, will be subjected to increased competition from these companies in the New York and Texas markets for interexchange services. As a result, the Company may face increased pressure to reduce its rates for interexchange services which may have an adverse impact on the Company's revenues. Verizon recently filed a Section 271 application to provide interLATA interexchange services in Massachusetts and Verizon, SWBT, US West, and Bell South have announced that they intend to file Section 271 applications in additional states, which if granted, would further increase competition in the provision of interexchange services and result in downward price pressures for such services in these states.

  The Company's costs of providing long distance services will be affected by changes in access charge rates imposed by regional bell operating companies on long distance carriers for origination and termination of calls over the local facilities. The FCC has made major changes in the interstate access charge structure. On May 31, 2000, the FCC issued an Order adopting the access charge reform measures based on a proposal from an industry coalition referred to as CALLS that included some major interexchange carriers, most regional bell operating companies, and GTE. This proposal lowers collective interstate access charges by local exchange carriers subject to price cap regulation by $3.2 billion and ends certain charges paid by interexchange carriers. As part of the proposal, AT&T and Sprint agreed to pass through access charge savings to customers. The FCC Order is currently the subject of motions for reconsideration as well as an appeal to the D.C. Circuit Court of Appeals. If upheld, access charges will decrease for interexchange carriers and Company may face increased competition to lower its prices for long distance services.

  In addition to regulation by the FCC, the majority of the states require the Company to register or apply for certification prior to initiating intrastate interexchange telecommunications services. To date, the Company, together with its subsidiaries, is authorized through certification, registration or on a deregulated basis to provide intrastate interexchange telecommunications services in 48 states. State issued certificates of authority to provide intrastate interexchange telecommunications services can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of the state regulatory authorities. Fines and other penalties also may be imposed for such violations.

  U.S. Regulation of International Telecommunications Services. In the United States, to the extent that the Company offers services as a carrier, the Company is required to obtain authority under Section 214 of the Act, in order to provide international telecommunications service that originates or terminates in the United States. U.S. international carriers also are required to file and maintain international tariffs with the FCC specifying the rates, terms and conditions of their services. The Company has obtained the required Section 214 authorization from the FCC to provide U.S. international service and has filed an international tariff. In addition, as a condition of the Company's Section 214 authorization, the Company is subject to various reporting and filing requirements. However, the FCC recently issued a Notice of Proposed Rulemaking proposing to detariff international services and to further streamline contract filing requirements. Failure to comply with the FCC's rules could result in fines, penalties, forfeitures or revocation of the Company's FCC authorization, each of which could have a material adverse effect on our business, financial condition, and results of operation.

  The Company must conduct its U.S. international business in compliance with the FCC's International Settlements Policy, the rules that establish the parameters by which U.S.-based carriers and their foreign correspondents settle the cost of terminating each other's traffic over their respective networks. Under the FCC's International Settlements Policy, absent approval from the FCC, international telecommunications service agreements with dominant foreign carriers must be non-discriminatory, provide for settlement rates equal to one-half of the accounting rate, and require proportionate share of return traffic.

  In recent rule reforms, the FCC expressly exempted from the International Settlements Policy rules, U.S. carrier arrangements with non-dominant foreign carriers as well as arrangements with any foreign carrier (dominant or non-dominant) on certain competitive routes where at least 50% of U.S.-billed traffic is terminated at settlement rates at least 25% below the FCC's applicable benchmark settlement rates. These routes currently include: Canada, Denmark, France, Germany, Hong Kong, Ireland, Italy, the Netherlands, Norway, Sweden and the United Kingdom. For arrangements that will continue to be subject to the International Settlements Policy, the FCC imposes mandatory settlement rate benchmarks. These benchmarks are intended to reduce the rates that U.S. carriers pay foreign carriers to terminate traffic in their home countries. The FCC also prohibits a U.S. carrier affiliated with a foreign carrier from providing facilities-based switched or private line services to the foreign carrier's home market unless and until the foreign carrier has implemented a settlement rate at or below the relevant benchmark. Certain confidential filing requirements still apply to dominant carrier arrangements.

  The FCC's new rules declined to expand the scope of the International Simple Resale ("ISR") policy, which permits U.S. carriers to provide international switched services over private lines interconnected to the public switched telecommunications network on the current FCC-authorized routes. The FCC will continue to maintain the distinction between routes it approves for ISR and routes on which it removes the International Settlements Policy. Even though the FCC dramatically scaled back the application of the International Settlements Policy, the FCC's ISR policy still requires FCC approval to provide ISR services in an arrangement with a foreign dominant carrier on non-competitive routes.

  To the extent that the International Settlements Policy still applies, the FCC could find that the Company does not meet certain International Settlements Policy requirements with respect to certain of our foreign carrier agreements. Although the FCC generally has not issued penalties in this area, it has issued a Notice of Apparent Liability to a U.S. company for violations of the International Settlements Policy and it could, among other things, issue a cease and desist order, impose fines or allow the collection of damages if it finds that we are not in compliance with the International Settlements Policy. Any of these events could have a material adverse effect on the Company's business, financial condition, or results of operation.

  The Company offers its callback services pursuant to its Section 214 Authorization. The FCC has determined that callback services that use uncompleted call signaling do not violate U.S. or international law, but that U.S. companies providing such services must comply with the laws of the countries in which they operate as a condition of such companies' Section 214 Authorizations. The FCC reserves the right to condition, modify or revoke any
Section 214 Authorizations and impose fines for violations of the Act or the FCC's regulations, rules or policies promulgated thereunder, or for violations of the clear and explicit telecommunications laws of other countries that are unable to enforce their laws against callback services using uncompleted call signaling. FCC policy provides that foreign governments that satisfy certain conditions may request FCC assistance in enforcing their laws against callback providers based in the U.S. that are violating the laws of these jurisdictions. Thirty countries have formally notified the FCC that callback services violate their laws. The FCC has held that it would consider enforcement action against companies based in the U.S. engaged in callback services by means of uncompleted call signaling in countries where this activity is expressly prohibited. In fact, the FCC granted a complaint by the Philippines Long Distance Telephone Company and required U.S. carriers to stop providing callback services to customers in the Philippines. A petition filed by the Telecommunications Resellers Association in 1998 requesting that the FCC cease enforcing foreign laws against callback services is still pending. There can be no assurance that the FCC will not take further action in the future. Enforcement action could include an order to cease providing callback services in such country, the imposition of one or more restrictions on the Company, monetary fines or, in extreme circumstances, the revocation of the Company's
Section 214 Authorization, and could have a material adverse effect on the Company's business, financial condition and results of operations.

  To date, the FCC has made no pronouncement as to whether refiling arrangements are inconsistent with the regulations of the U.S. or the International Telecommunication Union (the "ITU"), and a 1995 petition to the FCC for declaratory ruling regarding Sprint's Fonaccess service was withdrawn. Although it is possible that the FCC will determine that refiling violates U.S. and/or international law and that such a finding could have a material adverse effect on the Company's business, operating results and financial condition, the FCC is not currently considering such issues in any active proceeding.

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

  European Regulation of Telecommunications Services. In Europe, the regulation of the telecommunications industry is governed at a supranational level by the European Union and to a large extent by the national law of the individual European Union Member States. The European Union's institutions, such as the European Commission, are responsible for creating pan-European policies. Through its legislation, the European Union has developed a regulatory framework aimed at creating an open, competitive telecommunications market. The European Union was established by the Treaty of Rome and subsequent conventions and the European Commission and the Council of Ministers of the European Union are authorized by such treaties to issue European Union "directives." European
Union Member States are required to implement these directives through national legislation. If a Member State fails to adopt such directives, the European Commission may take action, including referral to the European Court of Justice, to enforce the directives. In practice, Member States have significant discretion regarding how to implement Directives into their national law system. For example, while the Licensing Directive provides Member States the required overall framework, the licensing regimes adopted by Member States vary accordingly. Only in specific cases, the European Commission, in concert with the European Parliament and other relevant European Union institutions will render regulations or individual decisions on specific issues that become effective immediately without requiring Member States to adopt them on a country-by-country basis.

  In March 1996, the European Union adopted the Full Competition Directive containing two provisions which required European Union Member States to allow the creation of alternative telecommunications infrastructures by July 1, 1996, and which reaffirmed the obligation of European Union Member States to abolish the incumbent telecommunications operator's ("ITOs") monopolies in voice telephony by 1998. Certain European Union countries, such as Greece (January
2002), were allowed to delay the abolition of monopolies in public voice telephony based on exemptions established in the Full Competition Directive. Under current European Union law, Member States may require individual licenses for reserved public telephony services and the creation of alternative infrastructure, but not for data, value-added or closed user group services. The European Union presently is in the process of reviewing its telecommunications regulatory regime and has introduced legislative proposals that would direct the Member States to reform their laws regarding licensing, interconnection, universal service, unbundling of local loops, data protection, and harmonization. The European Commission presently is considering these legislative proposals which, if adopted, could impact the Company's operations.

  In addition to the foregoing regulations, the European Union has adopted the Interconnection Directive and the Licensing Directive that attempt to harmonize telecommunications regulations among the Member States. The Interconnection Directive provides that ITOs are obliged to interconnect with requesting operators, and to enter into interconnection arrangements on transparent, objective and non-discriminatory terms. Disputes over interconnection rates, terms and conditions have arisen in several Member States, and there can be no guarantee that they will be resolved in a manner that will not have a material adverse effect on the Company's operations in Europe. In addition, the Licensing Directive provides for the establishment of a national regulatory authority independent of the ITO in each Member State, and provides that Member States may reject applications for licenses only upon certain narrowly-defined grounds. The Interconnection Directive and the Licensing Directive are currently under review. Under the pending legislative proposals, these Directives might no longer differentiate between Voice and Data services. Consequently, the Company, or its Net2Phone subsidiary, could be required to apply for additional individual licenses or general authorizations in the individual Member States. It may also become necessary for the Company to provide certain interconnection services to other carriers, to provide for interception by state authorities, and to pay into universal service funds pursuant to national law.

  In connection with the growth of its European operations, the Company has obtained a number of licenses to provide telecommunications services in Europe. Through its U.K. subsidiary, IDT Global Limited ("IDT Global"), the Company has obtained a license to provide international simple voice resale services in the U.K., and a license to operate domestic and international telecommunications facilities in the U.K. IDT Global has also obtained a license to provide voice telephony services in Frankfurt, Germany. In addition, through its Dutch holding subsidiary, IDT Europe BV, the Company has obtained a nationwide voice license in France. In addition, the same subsidiary holds a General Telecommunications License in Ireland. In February 1999, the Company acquired Orion Telekom BV, a Netherlands based provider of telecommunications services. Included in the purchase was Orion's Netherlands voice license. Orion, (now known as IDT Netherlands BV) is a wholly-owned subsidiary of IDT Europe BV, a wholly-owned subsidiary of the Company. In Austria, a voice license has been obtained for Strategic Telecommunications Belgium. In Belgium, a notification of carrier services was filed and approved on behalf of IDT Europe BVBA, and IDT Europe BV was granted authorization for the provision of telecommunications operations in Sweden. IDT and its affiliates are currently in the process of applying for and obtaining additional licenses in connection with the continued growth of its European operations.

  Data Protection: European regulators and authorities have developed detailed provisions on data protection and privacy in the individual Member States. In particular, these provisions govern the collection, storage, transfer and access to personal data that are only harmonized to some extent by European Union directives. Compliance with national legal requirements may involve, for instance, the appointment of data protection officers by the Company and its subsidiaries, compliance with reporting requirements to national authorities, and notification requirements vis-a-vis individuals -- e.g., obtaining an individual authorization before personal data are collected, stored or transferred. Recently, the United States and European Union agreed upon so-called "Safe Harbor Principles" to reconcile the differences between U.S. and European Union approaches to privacy and data protection regulation. Compliance with these principles on a voluntary basis will likely ensure that traffic data flowing from the European Union to the United States will not be interrupted and help minimize the risk of sanctions under national law. However, the "Safe Harbor Principles" will neither cover the collection and storage of data by facilities in European Union Member States, nor regulate the data flow to and from third countries, which remains under the jurisdiction of each member state's national law. In addition, in such European countries where the Company is licensed as a voice telephony provider, specific data protection rules on issues relating to telecommunications services -- e.g., billing, directory entrances, etc. -- may apply.

  In addition, the European Union has adopted Directive 97/7/EC, a separate, complementary directive pertaining to privacy and the processing of personal data in the telecommunications sector. This directive establishes certain requirements with respect to, among other things, the processing and retention of subscriber traffic and billing data, subscriber rights to non-itemized bills, and the presentation and restriction of calling and connected line identification. In addition, a number of European countries outside the European Union have adopted, or are in the process of adopting, data protection rules similar to those set forth in the European Union directives. The European Union also has enacted Directive 97/7/EC to protect consumers entering distance contracts. Distance contracts are generally contracts for goods and services where the contact between the supplier and the consumer takes place at a distance by means of communications technologies. This directive requires that the consumer be provided with certain information, such as the identity of the supplier, the arrangements for payment, delivery or performance, the existence of a right of withdrawal, and the cost of using the means of distance communication prior to entering the contract. Such information must be provided in a clear and comprehensible manner in any way appropriate to the means of distance communication used, with due regard to the principles of good faith in commercial transactions. While this directive has been effective since June 1997, all Member States are required to implement Directive 97/7/EC by June 4, 2000. To the extent that the Company enters into distance contracts, this directive may have a material adverse effect on our business, financial condition, operating results and future prospects.

  The European Union has adopted the final version of Directive 2000/31/EC governing electronic commerce. The directive covers "Information Society services" or "any service normally provided for remuneration, at a distance, by electronic means and at the individual request of a recipient of services," between the Member States. Information Society services generally include both business-to-business services and business-to-consumer service. The directive establishes a general e-commerce legal framework covering service provider authorizations, commercial communications, electronic contracts, the liability of intermediary service providers, codes of conduct, out-of-court dispute settlements, court actions and cooperation between Member States. Increased regulation of the Internet or of transaction facilitation via the Internet by the European Union could have a material adverse effect on our business, financial condition, operating results and future prospects.

  Other Overseas Markets. In numerous countries where the Company operates or plans to operate, local laws and regulations may limit the ability of telecommunications companies to provide telecommunications services in competition with state-owned or state-sanctioned monopoly carriers. There can be no assurance that current or future regulatory, judicial, legislative, or political considerations will permit the Company to offer all or any of its products and services in such countries, that regulators or third parties will not raise material issues regarding the Company's compliance with applicable laws or regulations, or that such regulatory, judicial, legislative, or political decisions will not have a material adverse effect on the Company. If the Company is unable to provide the services that we presently provide or intend to provide or to use our existing or contemplated transmission methods, or because the Company is subjected to adverse regulatory inquiry, investigation or action, or for any other reason related to regulatory compliance or lack thereof, such developments could have a material adverse effect on the Company's business, financial condition, and results of operation.

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

  The Act contained provisions imposing criminal liability on: (1) persons sending or displaying indecent material on an interactive computer service such as the Internet in a manner available to minors and (2) entities knowingly permitting facilities under their control to be used for such activities. These provisions were held to be unconstitutional by the U.S. Supreme Court in 1997. In 1998, Congress passed the Child Online Protection Act ("COPA") which imposes criminal liability and civil liability on any person who by means of the World Wide Web, makes any communication for commercial purposes available to minors that includes material that is harmful to minors. COPA was enacted to prevent minors' access to indecent material on the Internet by criminalizing certain communications to minors and imposing a "filtering" requirement on Internet service providers ("ISPs"). The sections of COPA that impose criminal and civil liability for the dissemination of harmful material to minors have been stayed by the U.S. District Court for the Eastern District of Pennsylvania pending a trial on their constitutionality. On June 22,2000, this stay was upheld on appeal by the U.S. Court of Appeals for the Third Circuit. However, the "filtering" requirement in COPA has not been stayed, and ISPs must notify users of existing measures (e.g. hardware, software, and filtering devices) that may assist the users in limiting minors' access to harmful material. Subsequent enforcement of the liability provisions of COPA restricting minors' access to harmful material may chill the development of Internet content or have other adverse effects on ISPs such as the Company. In addition, in light of the uncertainty attached to the enforcement of the law, there can be no assurances that the Company would not have to modify its operations to comply with COPA, including, among other things, prohibiting users from maintaining home pages on the Web that contain material deemed harmful to minors.

  In December 1996, the FCC initiated a Notice of Inquiry regarding whether to impose regulations or surcharges upon providers of Internet access and Information Service. The Notice of Inquiry, and several ongoing FCC proceedings, seek public comment as to whether to impose or to continue to forebear from regulation of Internet and other packet-switched network service providers. The Notice of Inquiry specifically identifies Internet telephony as a subject for FCC consideration. In addition, in April 1998, the FCC issued a Report to Congress on its implementation of the universal service provisions of the Act. In its report, the FCC indicated that it would reexamine its policy of not requiring Internet service providers to contribute to the universal service mechanisms when they provide their own transmission facilities and engage in data transport over those facilities in order to provide an information service. Any such contribution would be related to the Internet service provider's provision of telecommunications services itself. The Company can not predict the outcome of any future proceedings that may impact the Company's provision of Internet access or that may impose additional requirements, regulations or charges upon the Company's provision of such services.

  On September 28, 2000, the FCC issued a Notice of Inquiry on the issue of cable open access. The FCC has asked the public to comment on the proper regulatory classification for cable modem Internet access and whether the FCC has the authority to impose an open access requirement on cable Internet providers. It is not clear whether the FCC will actually make any decision in this proceeding or merely collect information from interested parties. However, should the FCC decide that cable providers must open their systems to rival Internet service providers, the Company along with other Internet service providers would have access to cable providers networks to provide high-speed Internet access.

 Internet Protocol Telephony

  The use of the Internet to provide telephone service is a recent development. Although the FCC has determined that information service providers, including Internet protocol ("IP") telephony providers, are not telecommunications carriers, the Company cannot be certain that the FCC will continue to maintain this position. On April 10, 1998, the FCC issued a report to Congress discussing its implementation of universal service provisions contained in the Act. In its report, the FCC indicated that it would examine whether phone-to-phone IP telephony should be classified as an information service or as a telecommunications service. The two are treated differently in several respects, with information services being unregulated and not subject to universal service contribution obligations. The FCC indicated that it did not have, as of the date of the report, an adequate record upon which to make a definitive ruling. However, the FCC noted that the record suggested that certain forms of phone-to-phone IP telephony appear to have the same functionality as non-IP telecommunications services and lack the characteristics that would render them information services. If the FCC were to determine that certain IP telephony services are subject to FCC regulations as telecommunications services, the FCC stated that it might find it reasonable to require IP service providers to make universal service contributions, pay access charges, or to be subject to traditional common carrier regulation.

  Incumbent telephone operators have also commenced efforts to collect access charges from IP telephony providers. In September 1998, two regional Bell operating companies advised IP telephony providers that they would impose access charges on Internet telephony traffic. On April 5, 1999, Qwest (formerly US
West) filed a petition with the FCC asking the FCC to find that IP telephony services are telecommunications services, not enhanced or information services, and therefore should be subject to access charge and universal service obligations. Qwest did not press the matter and, to date, the FCC has not issued a public notice requesting comment on the petition. If the FCC does ultimately determine that IP telephony is subject to the FCC's access charge and universal service regimes, such a ruling would likely substantially increase the costs of providing Internet telephony in the U.S.

  The FCC is in the process of collecting additional information regarding IP telephony services. On September 29, 1999, the FCC released a notice of inquiry seeking information on whether IP telephony services should be made accessible to the disabled under Section 255 of the Act, which applies to "telecommunications services." Multiple parties filed comments in this proceeding opposing the classification of IP telephony as a telecommunications service. To date, the FCC has not issued a decision in this docket. In addition, on October 22, 1999, the FCC released a notice of proposed rulemaking to collect information on the status of local telephone service competition and the deployment of advanced telecommunications capability. The FCC recognized that, while it does not regulate IP telephony services, IP telephony may become an important substitute for circuit-switched telephony and should be included in evaluating local competition. Also, the FCC asked whether it should undertake a more specific determination of the extent to which IP telephony is being used to provide telephony services. This proceeding is also pending.

  If the FCC determines that IP telephony is subject to regulation as a telecommunications service, it may subject providers of Internet telephony services to traditional common carrier regulation and require them to make universal service contributions and pay access charges to terminate long distance traffic. In addition, it is possible that IP telephony providers may become subject to the Communications Assistance for Law Enforcement Act ("CALEA"), which requires telecommunications common carriers to modify their networks to allow law enforcement authorities to perform electronic surveillance. It is also possible that the FCC will adopt a regulatory framework for IP telephony providers different than that applied to traditional common carriers. Moreover, Congressional dissatisfaction with the FCC's conclusions regarding IP telephony could result in legislation requiring the FCC to impose greater or lesser regulation. Any change in the existing regulation of IP telephony by the FCC or Congress could result in a material adverse effect on the Company's business, financial condition, operation results and future prospects.

  In addition to the FCC and Congress, state regulatory authorities and legislators may also assert jurisdiction and regulate the provision of intrastate IP telephony services. Regional "bell" operating companies have made several attempts to collect state access charges from IP telephony providers. In particular, Qwest petitioned Colorado and Nebraska for a ruling that IP telephony providers must pay access charges for intrastate calls. The proceeding was dismissed in Colorado, and a decision was never reached in Nebraska. In recent interconnection arbitration decisions, Colorado and North Carolina declined to classify IP telephony as switched access traffic subject to intrastate switched access charges. However, a recent Florida interconnection arbitration decision expressly included phone-to-phone IP telephony in the definition of switched access traffic subject to intrastate switched access charges. Should state public utility commissions regulate IP telephony providers, the Company, and its subsidiaries, may not be able to operate profitably in any state that assesses access or universal service charges against it.

  The European Commission principally follows the FCC's "hands-off" approach to the regulation of voice over IP telephony. The European Commission has recently launched a public consultation on a review of the status of voice over IP within the European Union. The outcome of this consultation is still uncertain, but there are recent indications that some national European regulators within the European Union are inclined to give up their current "hands-off" approach and to require voice over IP providers to obtain individual voice licenses. The Company cannot predict the likely outcome of this consultation, but it is possible that the provision of voice over IP telephony may require licensing in the future which could impact the Company's, and its Net2Phone subsidiary's, business and financial operations.

  To the Company's knowledge, there are currently no domestic laws or regulations that prohibit voice over IP telephony. Several efforts have been made to enact federal legislation that would either regulate or exempt from regulation services provided using IP technology. State public utility commissions may also retain jurisdiction to regulate the provision of intrastate IP telephony services, and could initiate proceedings to do so. A number of countries that currently prohibit competition in the provision of voice telephony have also prohibited IP telephony. Other countries permit but regulate IP telephony. If Congress, the FCC, state regulatory agencies, foreign governments or supranational bodies begin to regulate IP telephony, there can be no assurances that any such regulation will not materially adversely affect the Company's business, financial condition, or results of operations.

Intellectual Property

  Although IDT believes that its success ultimately is more dependent upon its technical expertise than its proprietary rights, we regard our trademarks, service marks, copyrights, patents, trade secrets, proprietary technology and similar intellectual property as very important to our success. Given the rapid pace of technological advancement, accelerating product life cycles, and an increasingly litigious environment, our intellectual property are strategic assets. We have aligned our intellectual property strategy with our overall business strategy so as to maximize revenue, manage risk, minimize costs and use intellectual property for competitive advantage.

  We own US trademarks and service mark registrations on Colombianita, Debit Talk, Dominicall, Genie, IDT, IDT and antenna design, La Universal, and Megatel. We also own trademark and service mark registrations overseas on Imperial Telecard and Genie. In addition, the Company has applications pending for the registration of service marks relating to its various operations, including, but not limited to, Beep2Talk, Clic Aqui, Click2Reserve, Click2Take, Columbiana, Cyberspace Kids, EZ Road, FreeAtLast, FreeAtLast.Com, Gifts for Gab, Global America, Global Call, HealInc, Internet Industry & Design, IP Central Office, La Linea Latina, LogInData, Mega Mexico, Mexicall, Net2Dine.com, No One Does It For Less, NuBill, NuBill.Com, NuPage, NuSserve, Skipid, Nuestra Voz, The Wonder of Broadband, Traveler SOS, TV.TV, TV.TV Broadband Network, Virtual Dime, Webony, Webony.com, and ZeroDinero. We have filed provisional patents in the US and internationally and plan to file other patent applications in the future.

  The Company also has entered into an agreement pursuant to which it has received a non-exclusive license to utilize in certain European countries the technologies covered by a European patent relating to the processing of calls made with prepaid calling cards. Under the agreement, the Company is entitled to receive royalties from companies selling prepaid calling cards in Europe who acquire license rights under the patent or against which the patent is successfully enforced. Under the patent agreement, the Company is permitted to grant sublicenses with respect to prepaid calling cards in Europe, and receive royalties from such sublicenses. The Company expects that this arrangement will be attractive to European carriers because it will enable them to fulfill demand for their services without raising their total costs, and the Company believes that it will help to accelerate the growth of its carrier business in Europe.

  Our intellectual property may not provide significant competitive advantages. Because of the rapid pace of technological change in the information technology industry, many of our products rely on key technologies developed by third parties, and we may not be able to obtain licenses from these third parties. The protection of our intellectual property also may require the expenditure of significant financial and managerial resources. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our products and services are made available. Moreover, any of our intellectual proprietary rights could be challenged, invalidated or circumvented. Third parties that license our proprietary rights may take actions that diminish the value of our proprietary rights or reputation. Ultimately, the steps we take to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our trademarks, servicemarks, trade dress, copyrights, patents and similar proprietary rights.

  From time to time the Company may be subject to legal proceedings and claims from licensors and third parties in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights. Even if our products are not infringing third parties' intellectual property rights, the claims can be time-consuming and costly to defend and divert management's attention and resources away from our business. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. If we cannot or do not license the infringed technology or substitute similar technology from another source, our business could suffer. Such claims, whether or not meritorious, may result in injunctions against us or the imposition of damages that we must pay.

  Finally, any of our Web sites may feature interactive areas that allow customers to post materials, or that feature third party content acquired from licensors. It is possible that a third party claim could be made against us for infringement based on the materials posted on our Web sites. If we become liable for information posted on our Web site by subscribers or licensors, we could be adversely impacted and may be forced to discontinue certain services or content.

International Sales

  In Fiscal 1998, 1999 and 2000, international customers accounted for approximately 11%, 13% and 17% of our total revenues, respectively. See Note 11 of the Notes to the Company's Consolidated Financial Statements. We anticipate that revenues from international customers will continue to account for a significant percentage of our total revenues.

Employees

  As of October 1, 2000, IDT and its subsidiaries had a total of approximately 1,280 employees, including 506 in technical support and customer service, 158 in sales and marketing, 256 in technical staff, 268 in general operations and 92 in management and finance. We also had a total of 150 employees in Europe. Union Telecard Alliance, LLC, in which we have a 51% interest, employed 61 persons.

  We believe that our relations with our employees are good. None of our employees is represented by a labor union or covered by a collective bargaining agreement, and we have never experienced a work stoppage.

Item 2.  PROPERTIES.

  IDT moved its headquarters in November 1999 from Hackensack, New Jersey to Newark, New Jersey in a strategic move intended to expand its operations as well as maximize its presence in the rapidly developing metropolitan area of Newark. IDT entered into a twenty year lease with 520 Broad Street Associates L.L.C. for facilities amounting to approximately 484,000 square feet. IDT's headquarters house its executive offices, administrative, finance and marketing functions, carrier and customer service departments and its various developing operations.

  We continue to occupy facilities in one building located in Hackensack, New Jersey, pursuant to a lease which expires on April 30, 2002. We also lease additional office space totaling approximately 6,000 square feet in two separate buildings located in Hackensack, New Jersey.

  IDT additionally occupies approximately 12,000 square feet in Newark, New Jersey and approximately 6,000 square feet of space in Los Angeles, California, both primarily to house telecommunications equipment. In addition, IDT leases space (typically less than 500 square feet) in various other geographic locations to house the telecommunications equipment for each of its POPs.

  225 Old NB Road, Inc., a wholly owned subsidiary of IDT, purchased the building located at 225 Old New Brunswick Road located in Piscataway, New Jersey, and IDT and its wholly owned subsidiary, InterExchange presently occupy approximately 44,000 square feet of the 65,295 square feet in the building. The balance of the building is sublet to third parties.

  Union Telecard Alliance, our 51% owned subsidiary, occupies approximately 4,000 square feet of space in Queens, New York, pursuant to a ten year sublease agreement.

  In support of our international expansion efforts, we maintain our European headquarters in Brussels, Belgium. We also maintain various international office locations and telecommunications facilities, including in London, England; Paris, France; Frankfurt, Germany; Rotterdam, Holland; Dublin, Ireland; Milan, Italy; Madrid, Spain; Gothenburg, Sweden; San Juan, Puerto Rico; and Santa Fe Colony, Mexico.

Item 3.  LEGAL PROCEEDINGS.

  In October 1999, Union commenced an action against DigiTEC 2000, Inc. ("DigiTEC") and TecNet, Inc. ("TecNet") in the Supreme Court of the State of New York, County of New York, alleging damages of approximately $725,000 based upon, among other things, non-payment for prepaid calling cards. DigiTEC and TecNET have answered the complaint and DigiTEC has asserted a third-party claim against IDT seeking damages of $2.5 million dollars based upon IDT's alleged breach of a settlement agreement between IDT and DigiTEC which had resolved a prior litigation between those parties. The court adjourned the return date without assigning a specific return date for IDT to answer the Third-Party Complaint, subject to DigiTEC's right to make a written thirty day demand for an Answer. This action is currently in the early stages of discovery.

  In February 2000, IDT Europe B.V.B.A., a subsidiary of IDT, filed a Complaint against Tyco Group S.A.R.L. ("Tyco") and Tyco Submarine Systems, Ltd. ("TSSL") in the United States District Court, Newark, New Jersey, alleging breach of implied covenant of good faith and fair dealing and breach of contract for breaching a Memorandum of Understanding and Instruction to Proceed entered into on November 9, 1999. IDT sought to enjoin and restrain Tyco and TSSL from undertaking contrary business activity inconsistent with the Memorandum of Understanding and Instruction to Proceed and sought compensatory, consequential and punitive damages. On March 24, 2000, Tyco filed an answer and a motion to dismiss the action for lack of subject matter jurisdiction and Tyco, TSSL, Tyco International Ltd., Tyco International (US) Inc., and Tycom Ltd. filed suit against IDT Europe B.V.B.A. and IDT in the Supreme Court for New York county. The suit alleges breach of contract and tortious interference with prospective business relations and seeks declaratory and/or injunctive relief. The plaintiffs are seeking compensatory damages in an undefined amount and punitive damages in the amount of $3 billion. On April 13, 2000, IDT filed a motion to dismiss the action for lack of personal jurisdiction and failure to state a claim, on which a hearing was scheduled for June 19, 2000. On June 7, 1999, the United States District Court in Newark, New Jersey dismissed IDT's complaint for lack of federal court jurisdiction. On June 14, 2000, IDT filed a substantially similar action in the New Jersey state court.

  On October 10, 2000, IDT reached a full and final settlement with Tyco of all pending claims brought against one another and their respective affiliates. The settlement agreement is the subject of a confidentiality agreement among the parties and only the following disclosure by IDT is permitted under the terms of that agreement.

  Under the terms of the settlement, Tycom Ltd. ("TyCom") granted to IDT Europe B.V.B.A. ("IDT Europe"), free of charge, certain exclusive rights to use capacity on the transatlantic and transpacific segments of TyCom's global undersea fiber optic network (the "TyCom Global Network") which TyCom is currently deploying. The settlement agreement provides for IDT Europe to obtain exclusive indefeasible rights to use 2 (two) 10 Gb/s wavelengths on the transatlantic segment and 2 (two) 10 Gb/s wavelengths on the transpacific segment for fifteen years from the applicable Handover Dates (as described below). TyCom previously announced that it expects the TyCom transatlantic network to be ready for service in September of 2001 and the TyCom transpacific network to be ready for service in the second quarter of 2002, the respective "Ready for Service Dates." Under the terms of the settlement agreement, the Handover Dates for the wavelengths on the transatlantic segment are six months (for the first wavelength) and 18 months (for the second wavelength), respectively, after the Ready for Service Date of the TyCom transatlantic network and the Handover Dates for the wavelengths on the transpacific segment are six months (for the first wavelength) and 18 months (for the second wavelength), respectively, after the Ready for Service Date of the TyCom transpacific network. Operation, administration and maintenance for the wavelengths used by IDT will be provided by TyCom for a fifteen year period after the relevant Handover Date, free of charge. TyCom has also granted IDT certain rights to resell any unused capacity on the wavelengths through TyCom as its sole and exclusive agent. In addition, IDT will also have the option, exercisable at least annually, to convert the available capacity on its wavelengths to available equivalent capacity on another portion of the Tycom Global Network.

  In February 2000, Multi-Tech Systems, Inc. ("Multi-Tech") filed suit against Net2Phone and other companies in the United States Federal District Court in Minneapolis, Minnesota. In its press release, Multi-Tech stated that "the defendant companies are infringing because they are providing the end users with the software necessary to simultaneously transmit voice and data on their computers in the form of making a phone call over the Internet." Net2Phone intends to defend the lawsuit vigorously. Net2Phone believes that the Multi-Tech claims are without merit. However, should a judge issue an injunction against Net2Phone requiring that Net2Phone cease distributing its software or providing its software-based services, such an injunction could have an adverse effect on Net2Phone's business. Net2Phone has filed an answer and this action is currently in the early stages of discovery.

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

 None.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


                PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

  The Common Stock has been quoted on the NASDAQ National Market under the symbol "IDTC" since March 15, 1996, the date of our initial public offering. The table below sets forth the high and low sales prices for the Common Stock as reported by the NASDAQ National Market for the fiscal periods indicated.

                                                            High        Low
                                                           ------      ------
          Fiscal Year ended July 31, 1999
          First Quarter................................    $28.50      $11.88
          Second Quarter...............................     21.88        9.50
          Third Quarter................................     35.00       11.69
          Fourth Quarter...............................     30.38       18.00

          Fiscal Year ended July 31, 2000
          First Quarter................................    $32.50      $13.50
          Second Quarter...............................     27.00       18.50
          Third Quarter................................     45.00       20.19
          Fourth Quarter...............................     41.00       27.06

  On October 27, 2000, the last sale price reported on the NASDAQ National Market for the Common Stock was $30.813 per share. On the same date, there were approximately 350 holders of record of the Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on October 27, 2000, was approximately $683 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock (assuming conversion of the Company's outstanding Class A Common Stock into Common Stock) have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  We have never declared or paid any dividends on our Common Stock and do not expect to pay dividends for the foreseeable future. Our current policy is to retain all of our earnings to finance future growth. Any future declaration of dividends will be subject to the discretion of the Board of Directors of the Company.

Sales of Restricted Securities

  In June 2000, we sold to Liberty Media Group 3,728,949 shares of our Common Stock for an aggregate price of approximately $128.6 million.

Item 6.  SELECTED FINANCIAL DATA.


                     SELECTED CONSOLIDATED FINANCIAL DATA

  The selected consolidated financial data presented below for each of the five years in the period ended July 31, 2000 has been derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, independent auditors. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other financial information appearing elsewhere in this Report.

                                                                               Year Ended July 31
                                                         --------------------------------------------------------------------
                                                             1996          1997          1998          1999          2000
                                                         ------------  ------------  ------------  ------------  ------------
                                                                       (in thousands, except per share data)
Statement of Operations Data:
 Revenues:
  Telecommunications..................................   $    35,708   $    99,937   $   303,864   $   684,572   $ 1,023,030
  Internet............................................        21,986        32,895        20,001        16,934        13,168
  Net2Phone...........................................            --         2,355        11,508        30,678        56,075
  Ventures............................................            --            --            --            --         1,638
                                                         ------------  ------------  ------------  ------------  ------------
   Total revenues.....................................        57,694       135,187       335,373       732,184     1,093,911
 Costs and expenses:
  Direct cost of revenues.............................        36,438        92,214       240,860       575,050       918,256
  Selling, general and administrative.................        35,799        41,545        61,975       128,500       343,702
  Acquired research and development...................            --            --        17,900            --            --
  Depreciation and amortization.......................         1,212         4,873        13,810        36,360        48,564
                                                         ------------  ------------  ------------  ------------  ------------
   Total costs and expenses...........................        73,449       138,632       334,545       739,910     1,310,522
  Income (loss) from operations.......................       (15,755)       (3,445)          828        (7,726)     (216,611)
  Other, net(1).......................................           112          (392)         (425)       (6,534)      609,504
  Income tax provision (benefit)......................            --            --        (2,524)        7,253       218,403
  Minority interests..................................            --            --         3,896        (3,309)      (59,336)
                                                         ------------  ------------  ------------  ------------  ------------
Net income (loss).....................................       (15,643)       (3,837)         (969)      (18,204)      231,931
Subsidiary redeemable preferred stock dividends.......            --            --            --        26,297            --
                                                         ------------  ------------  ------------  ------------  ------------
Net income (loss) available to common stockholders....   $   (15,643)  $    (3,837)  $      (969)  $   (44,501)  $   230,850
                                                         ============  ============  ============  ============  ============
Net income (loss) per share-basic.....................   $     (0.86)  $     (0.18)  $     (0.03)  $     (1.33)  $      6.60
                                                         ============  ============  ============  ============  ============
Weighted average number of shares used in calculation
 of net loss per share-basic..........................        18,180        21,153        28,571        33,530        34,966
                                                         ============  ============  ============  ============  ============
Net income (loss) per share-diluted...................   $     (0.86)  $     (0.18)  $     (0.03)  $     (1.33)  $      6.14
                                                         ============  ============  ============  ============  ============
Weighted average number of shares used in calculation
 of net loss per share-diluted........................        18,180        21,153        28,571        33,530        37,617
                                                         ============  ============  ============  ============  ============
Balance Sheet Data:
 Cash and cash equivalents............................   $    14,894   $     7,674   $   115,284   $    52,903   $   162,879
 Working capital (deficit)............................        13,547         4,887       166,381       179,415       347,930
 Total assets.........................................        43,797        58,537       461,240       559,871     1,219,055
 Long-term debt.......................................            --         5,241       101,834       112,973        12,174
 Total stockholders' equity...........................        26,843        25,259       282,792       276,329       468,188

__________
  (1) For Fiscal 1996, Fiscal 1998, Fiscal 1999 and Fiscal 2000 includes extraordinary losses on retirement of debt, net of income taxes, of $233, $132, $3,270 and $2,976, respectively.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

 General

  IDT is a leading facilities-based emerging multinational carrier that provides a broad range of telecommunications services to wholesale and retail customers worldwide. In addition, our IDT Ventures division is developing several innovative telecom and Internet-related businesses. Also, through our wholly-owned IDT Investments subsidiary, we have equity interests in other technology companies, including our former subsidiary, Net2Phone, Inc. ("Net2Phone") (NASDAQ: NTOP), which offers a variety of Internet telephony products and services. We have grown considerably in recent years, generating revenues of $335.4 million, $732.2 million and $1,093.9 million in Fiscal 1998, Fiscal 1999 and Fiscal 2000, respectively.

  IDT's telecommunications services include wholesale carrier services, prepaid calling cards, domestic long distance services and international retail services. IDT delivers its telecommunications services over a high-quality network consisting of over 100 switches in the U.S. and Europe and owned and leased capacity on 16 undersea fiber optic cables, connecting our U.S. facilities with our international facilities and with the facilities of our foreign partners in Europe, Latin America and Asia. In addition, we obtain transmission capacity from other carriers. We deliver our international traffic worldwide pursuant to our agreements with U.S.-based carriers, foreign carriers, and more than 20 of the companies that are primarily responsible for providing telecommunications services in particular countries (many of which are commonly referred to as "Post, Telephone and Telegraphs," or "PTTs").

  As of October 1, 2000, we had approximately 165 wholesale customers located in the U.S. and Europe. In addition, IDT offers retail long distance services to over 150,000 individual and business customers in the U.S. and worldwide. Minutes of use for our telecommunications business have grown from 809.5 million minutes in Fiscal 1998 to 2,777.8 million minutes in Fiscal 1999 to 4,252.0 million minutes in Fiscal 2000.

 History

  IDT entered the international call reorigination business in 1990 to capitalize on the opportunity created by the spread between U.S. and foreign-originated international long distance telephone rates. We leveraged the expertise derived from, and calling volume generated by, our call reorigination business to enter the domestic long distance business in late 1993, by reselling long distance services of other carriers to our domestic customers. As a value-added service for our domestic long distance customers, we began offering Internet access in early 1994, eventually offering dial-up and dedicated Internet access to individuals and to businesses as stand-alone services. In 1995, we began reselling to other long distance carriers access to the favorable telephone rates and special tariffs we receive as a result of the calling volume generated by our call reorigination customers.

  We began marketing our prepaid calling cards in January 1997. In May 1998, we acquired a 51% interest in Union Telecard Alliance, LLC which distributes our prepaid calling cards in key markets nationwide. In May 1998, we also acquired InterExchange, an operator of one of the largest international prepaid calling card platforms in the United States.

  IDT entered the Internet telephony market in August 1996 with its introduction of Net2Phone, and expanded its Internet telephony offerings throughout Fiscal Years 1998 and 1999. On August 3, 1999, Net2Phone completed an initial public offering of 6,210,000 shares of its Common Stock, yielding $85.3 million in net proceeds. In December 1999, we sold 2,200,000 Net2Phone shares, in connection with Net2Phone's secondary offering. In August 2000, we completed the sale of 14,900,000 shares of Net2Phone to AT&T, receiving approximately $1.1 billion in cash proceeds. We currently still hold approximately 10,000,000 shares of Class A Net2Phone common stock.

 Outlook

  In recent years, we have derived the majority of our revenues from our core telecommunications businesses, consisting primarily of wholesale carrier services and retail prepaid calling cards. These businesses have also accounted for the bulk of our operating expenses as well. Since the fourth quarter of Fiscal 1998, we have conducted wholesale carrier and prepaid calling card operations in Europe. As we build our European telecommunications operations, we expect to experience weaker gross margins and to incur significant sales and marketing expenses, which will have a negative impact on overall profitability over the next two to four quarters.

  We are also developing various new telecom and Internet related businesses. During Fiscal 2000, we incurred approximately $27.8 million in development costs for these business ventures, which provided us with revenues of approximately $2.1 million. We anticipate that we will continue to incur significant costs related to these and other new ventures. The timing, and magnitude, of any revenues and/or operating profits to be realized from these new businesses remains uncertain.

  Within the wholesale carrier and prepaid calling card business segments, we have experienced intense competition, which has served, over time, to reduce our average per-minute price realizations. In addition, this environment has led some of our competitors to de-emphasize their wholesale carrier and/or prepaid calling card operations, in order to focus on higher margin telecommunications businesses. We remain strongly committed to our wholesale carrier and prepaid calling card businesses. However, we have experienced pricing and margin pressure in recent quarters. We anticipate that we will continue to experience pricing and margin pressure in both our wholesale and retail businesses for at least the next few quarters.

 Revenues

  Beginning in Fiscal 1997, we began to place increased emphasis on our international telecommunications operations and less emphasis on our Internet access services. In Fiscal 1998 and Fiscal 1999, we focused our marketing efforts on expanding the wholesale services offered to other carriers, developing and increasing our retail prepaid calling card business and broadening our range of Internet telephony services and products. As a result of these developments, our revenues from telecommunications operations increased from $684.6 million during Fiscal 1999 to $1,023.0 million during Fiscal 2000. Telecommunications revenues as a percentage of total revenues were 93.5% for both Fiscal 2000 and Fiscal 1999. Revenues from our telecommunications operations are derived primarily from the following activities:

   . wholesale telecommunications services, provided to other long distance carriers

   .  retail telecommunications services, including:

      .  domestic and international prepaid calling cards

      . international retail long distance services to individuals and businesses worldwide (primarily provided through call reorigination services)

      .  domestic long distance services to individuals and businesses.

  We generate revenues from the sale of our prepaid calling cards to distributors, selling them to distributors at a discount to their face values of different denominations, and recording the sales as deferred revenue until the card user utilizes the calling time. Revenues from our Internet operations are derived from providing dial-up and dedicated Internet access services to individuals and businesses, as well as from web hosting activities. Net2Phone's revenues are derived from the marketing of various Internet telephony services and equipment to individuals and businesses.

 Concentration of Customers

  While our most significant customers vary from quarter to quarter, our five largest customers accounted for 26.2% of revenues in Fiscal 1998, 10.9% of revenues in Fiscal 1999 and 18.8% of revenues in Fiscal 2000. This concentration of revenues increases the risk of nonpayment by customers, and other carriers have experienced significant write-offs related to the provision of wholesale carrier services in situations in which large customers failed to pay their outstanding balances. This risk has, in general, become more acute in recent quarters for participants in the emerging telecommunications industry, as several customers are facing financial difficulties, and now pose increased credit risks. We perform ongoing credit evaluations of our customers, but we generally do not require collateral to support accounts receivable from our customers. In light of the deteriorating credit quality of some of our customers, however, we have begun to impose stricter credit restrictions on some customers.

 Costs and Expenses

  Direct cost of revenues for our telecommunications services include costs associated with the transmission and termination of international and domestic long distance services. Historically, this expense has primarily been variable, based upon minutes of use, and consists mainly of payments to other long distance carriers and, to a lesser extent, customer/carrier interconnect charges, leased fiber circuit charges and switch facility costs. The direct cost of revenues for Internet access and Net2Phone services consists primarily of leased circuit and network costs and local access costs. Direct cost of revenues for Internet services also includes fees paid to our Alliance Partners.

  We operate a growing facilities-based telecommunications network consisting of over 100 switches in the U.S. and Europe; as well as owned and leased transmission capacity on 16 undersea fiber optic cables connecting our U.S. facilities with our international facilities, and with the facilities of our foreign partners in Europe, Latin America and Asia. We also obtain transmission capacity on a per-minute basis from other carriers. We have traditionally followed a disciplined strategy of establishing significant traffic volumes prior to investing in fixed-cost facilities. As we expand our network and traffic volumes, the cost of revenues will increasingly consist of fixed costs associated with leased and owned lines, as well as costs arising from the ownership and maintenance of our switches. The fixed nature of these costs may lead to larger fluctuations in gross margins, depending on the minutes of traffic and associated revenues we generate. We also expect that these factors will cause the direct cost of revenues to decline as a percentage of revenues over time. However, in the short term, we anticipate that the improvement in gross margins which would otherwise result from an expansion in our network will be largely offset by pricing pressures caused by intense competition. Such pricing pressure would consequently have a negative impact on margins.

  Selling expenses consist primarily of sales commissions paid to independent agents and internal salespersons and advertising costs, which are the primary costs associated with the acquisition of customers. General and administrative expenses include salaries, benefits, professional fees and other corporate overhead costs. These costs have increased in recent fiscal years due to the development and expansion of our operations and corporate infrastructure. As we continue to expand both the scale and geographic scope of our telecommunications activities, and continue to incur expenditures related to new business ventures which are beyond the scope of our exiting core businesses, we anticipate that selling, general and administrative expenses will continue to increase significantly.

  Our Internet and Ventures revenues are generally associated with higher selling, general and administrative expenses than are our telecommunications revenues. Within our telecommunications division, retail revenues generally have higher selling, general and administrative expenses than have our wholesale sales of telecommunications services. Within our group of retail telecommunications businesses, revenues from our domestic long distance business are generally associated with much higher selling, general and administrative expenses than are our revenues from prepaid calling card sales. Despite the expected de-emphasis on Internet revenues going forward, as we develop our Ventures businesses, we expect to incur -- in the short and intermediate term -- selling, general and administrative expenses that are much higher, in terms of percentage of revenues than those incurred by our telecommunications businesses. With domestic long distance expected to account for a larger proportion of overall telecommunications revenues, and with Ventures businesses expected to exhibit faster revenue growth than will our telecommunications business, we anticipate that our selling, general and administrative expenses will increase as a percentage of total revenues.

 Net2Phone Offerings and Transactions

  In August 1999, Net2Phone completed an initial public offering of 6,210,000 shares of its Common Stock. Prior to the Initial Public Offering, Net2Phone was a 90%-owned direct subsidiary of IDT. After the Initial Public Offering, IDT owned 56.2% of the capital stock of Net2Phone. IDT owns Class A stock that has twice the voting power of Net2Phone's common stock. Therefore, after the Initial Public Offering, we controlled 64.0% of Net2Phone's vote.

  In December 1999, Net2Phone sold an additional 6,300,000 shares of common stock (the "Secondary Offering"). Of the 6,300,000 shares sold in the Secondary Offering, 2,200,000 shares were sold by IDT. After the Secondary Offering, we had a 48.0% ownership interest and a 57.3% voting interest in Net2Phone.

  In August 2000, we sold 14,900,000 of our Net2Phone shares to AT&T Corp., for a purchase price of $75.00 per share, for total cash consideration of approximately $1.1 billion. In addition, AT&T purchased an additional 4,000,000 newly-issued Net2Phone shares, also at a price of $75.00 per share, paying proceeds of approximately $300 million to Net2Phone. After completing these transactions, AT&T held 31.8% of Net2Phone's outstanding stock, and a 38.8% voting interest. IDT held 16.8% of Net2Phone's outstanding stock, and a 20.5% voting interest.

Significant Transactions

 Liberty Media Investment

  In June 2000, Liberty Media Group (NYSE: LMG.A, LMG.B) purchased approximately 9.9% of the equity of IDT. Under the terms of the transaction, we issued and sold to Liberty Media 3,728,949 shares of IDT Common Stock at a price of $34.50 per share, resulting in total cash consideration of approximately $128.6 million. In addition to this investment, Liberty Media has the right to nominate a director for election to IDT's Board of Directors.

  The newly issued shares purchased by Liberty Media are exchangeable for shares of a new class of common stock, Class B Common Stock. This new class of shares is expected to be created within one year following the closing and to be quoted on the NASDAQ National Market. The Class B Common Stock will carry 1/10 of a vote per share and otherwise will have the same rights as IDT's outstanding Common Stock. Liberty Media has agreed not to sell its IDT shares for a period of one year after the closing of the sale, and will receive certain registration rights with respect to such shares.

 Telefonica/Terra Networks Transactions

  In October 1999, IDT entered into a joint venture agreement with Terra Networks (formerly a subsidiary of Telefonica S.A., and known as Telefonica Interactiva, S.A.) pursuant to which the parties formed two limited liability companies to provide Internet services and products for customers in the United States, mainly targeting and focusing on the Hispanic population in the United States. One company, Terra Networks Access Services, was formed to provide Internet access to customers in the target market, while the other company, Terra Networks Interactive Services, was formed to develop and manage an Internet portal that will provide content-based Internet services, electronic commerce offerings and other Internet services to customers in the target market. At the time of the agreement, IDT owned 49% of Terra Networks Access Services and 10% of Terra Networks Interactive Services. In addition, IDT participated in Terra Networks' U.S. initial public offering in November 1999, purchasing 1,156,682 Terra Networks shares for approximately $15.5 million.

  In May 2000, IDT announced that it was exchanging its ownership interests in Terra Networks Access Services and Terra Networks Interactive Services for 3,750,000 additional Terra shares. Upon the completion of the transaction, Terra Networks held 100% ownership of both Terra Networks Access Services and Terra Networks Interactive Services. IDT was also released from the "lock-up" provision restricting it from disposing of its Terra Networks shares. Under the terms of the new agreement, IDT was granted authorization to dispose of its Terra stock, at a maximum rate of 75,000 Terra shares per day, not to exceed 500,000 per month.

 Stock Buyback Program

  In May 2000, we announced that our Board of Directors had authorized the repurchase of up to five million shares of our common stock. In July 2000, we announced that our Board of Directors had authorized an increase in the share repurchase program to 10 million shares. In October 2000, we announced that our Board of Directors had authorized a further increase in the share repurchase program, to 12.5 million shares. Through October 1, 2000, we had repurchased 5,118,755 shares, for an aggregate purchase price of approximately $178.2 million.

 Subsequent Events

  On October 10, 2000, IDT reached a full and final settlement with Tyco of all pending claims brought against one another and their respective affiliates. The settlement agreement is the subject of a confidentiality agreement among the parties and only the following disclosure by IDT is permitted under the terms of that agreement.

  Under the terms of the settlement, Tycom Ltd. ("TyCom") granted to IDT Europe B.V.B.A. ("IDT Europe"), free of charge, certain exclusive rights to use capacity on the transatlantic and transpacific segments of TyCom's global undersea fiber optic network (the "TyCom Global Network") which TyCom is currently deploying. The settlement agreement provides for IDT Europe to obtain exclusive indefeasible rights to use 2 (two) 10 Gb/s wavelengths on the transatlantic segment and 2 (two) 10 Gb/s wavelengths on the transpacific segment for fifteen years from the applicable Handover Dates (as described below). TyCom previously announced that it expects the TyCom transatlantic network to be ready for service in September of 2001 and the TyCom transpacific network to be ready for service in the second quarter of 2002, the respective "Ready for Service Dates." Under the terms of the settlement agreement, the Handover Dates for the wavelengths on the transatlantic segment are six months (for the first wavelength) and 18 months (for the second wavelength), respectively, after the Ready for Service Date of the TyCom transatlantic network and the Handover Dates for the wavelengths on the transpacific segment are six months (for the first wavelength) and 18 months (for the second wavelength), respectively, after the Ready for Service Date of the TyCom transpacific network. Operation, administration and maintenance for the wavelengths used by IDT will be provided by TyCom for a fifteen year period after the relevant Handover Date, free of charge. TyCom has also granted IDT certain rights to resell any unused capacity on the wavelengths through TyCom as its sole and exclusive agent. In addition, IDT will also have the option, exercisable at least annually, to convert the available capacity on its wavelengths to available equivalent capacity on another portion of the Tycom Global Network.

Results of Operations

  The following table sets forth the percentage of revenues represented by certain items in our statement of operations (revenues and costs and expenses are presented net of intercompany transactions):

                                                                                            Year Ended July 31,
                                                                                     ----------------------------------
                                                                                        1998        1999        2000
                                                                                     ----------   ---------  ----------
Revenues:
    Telecommunications...........................................................       90.6        93.5        93.6
    Internet.....................................................................        6.0         2.3         1.2
    Net2Phone....................................................................        3.4         4.2         5.1
    Ventures.....................................................................        0.0         0.0         0.1
                                                                                     ----------   ---------  ----------
                                                                                       100.0%      100.0%      100.0%
 Costs and expenses:
    Direct cost of revenues......................................................       71.8        78.5        83.9
    Selling, general and administrative..........................................       18.5        17.6        31.5
    Acquired research and development............................................        5.3          --          --
    Depreciation and amortization................................................        4.1         5.0         4.4
                                                                                     ----------   ---------  ----------
       Total costs and expenses..................................................       99.7       101.1       119.8
                                                                                     ----------   ---------  ----------
Income (loss) from operations....................................................        0.3        (1.1)      (19.8)
Interest and Other (net).........................................................       (0.1)       (0.9)       55.7
                                                                                     ----------   ---------  ----------
Income (loss) before income taxes, minority interests and extraordinary items....        0.2         2.0        35.9
                                                                                     ==========   =========  ==========

Fiscal 2000 Compared to Fiscal 1999

 Results of Operations

  Revenues. Revenues increased 49.4%, from approximately $732.2 million in Fiscal 1999 to approximately $1,093.9 million in Fiscal 2000. Telecommunications revenues increased 49.4% from approximately $684.6 million in Fiscal 1999 to approximately $1,023.0 million in Fiscal 2000. Internet access revenues decreased 22.2% from approximately $16.9 million in Fiscal 1999 to approximately $13.2 million in Fiscal 2000. Internet telephony revenues increased 82.8% from approximately $30.7 million in Fiscal 1999 to approximately $56.1 million in Fiscal 2000. Revenues from Ventures businesses amounted to approximately $1.6 million in Fiscal 2000. No revenues were recorded from these businesses during Fiscal 1999.

  Telecommunications revenues increased 49.4%, primarily as a result of a 53.1% increase in minutes of use, from approximately 2.8 billion to approximately 4.3 billion. Telecommunications minutes increased primarily due to the addition of wholesale carrier service clients, increased usage by existing clients, and increased marketing and sales of our prepaid calling cards. The addition of wholesale carrier services clients and increased use by existing clients resulted in an increase in wholesale carrier services revenues of 80.1%, from approximately $289.0 million in Fiscal 1999 to approximately $520.5 million in Fiscal 2000. As a percentage of telecommunications revenues, wholesale carrier service revenues increased from approximately 42.2% to 50.9%, as wholesale revenues grew at a faster rate than did revenues for prepaid calling cards and other retail telecommunications businesses. Revenues from sales of prepaid calling cards increased 31.0% from approximately $364.0 million in Fiscal 1999 to approximately $477.0 million in Fiscal 2000. As a percentage of telecommunications revenues, prepaid calling card revenues decreased from approximately 53.2% to approximately 46.6%. As a percentage of telecommunications revenues, international retail services revenues decreased from 3.0% to 1.0%, while domestic long distance revenues decreased from 1.5% to 1.3%.

  As a percentage of total revenues, Internet access revenues decreased from approximately 2.3% for Fiscal 1999 to approximately 1.2% for Fiscal 2000. This decrease was due to a dollar decrease in Internet access revenues due to a decrease in total dial-up subscribers, as well as the substantial increase in telecommunications revenues as a percentage of total revenues. Internet telephony revenues as a percentage of total revenues increased from 4.2% for Fiscal 1999 to 5.1% for Fiscal 2000. The increase in Internet telephony revenues was primarily due to an increase in billed-minute usage resulting from increased marketing of Net2Phone's Internet telephony products and services.

  Direct Cost of Revenues. Our direct cost of revenues increased by 59.7% from approximately $575.0 million in Fiscal 1999 to approximately $918.3 million in Fiscal 2000. As a percentage of total revenues, these costs increased from 78.5% in Fiscal 1999 to 83.9% in Fiscal 2000. The dollar increase is due primarily to increases in underlying carrier and connectivity costs, as our telecommunications minutes of use, and associated revenues, grew substantially. As a percentage of total revenues, the increase in direct costs reflects a change in the revenue mix, in which we experienced lower gross margins associated with wholesale carrier services as compared with retail telecommunications services and Internet access services. In addition, within the retail telecommunications division, the increase in direct costs reflects lower gross margins associated with prepaid calling card services as compared with international retail and domestic long distance services. Within our major telecommunications business lines, gross margins were lower for both wholesale carrier services and prepaid calling cards, reflecting an increasingly competitive operating environment, which has resulted in price and gross margin erosion throughout the industry. We anticipate that this pricing pressure will continue in the short term, before the competitive environment eases in the intermediate term, as several competitors exit the industry. Gross margins were also adversely affected by network constraints as demand for usage outpaced the rate of deployment of additional network capacity. This caused us to carry incremental minutes using transmission capacity obtained on a per-minute basis from other carriers. These minutes are generally associated with lower gross margins than are minutes carried over our own network. Slightly offsetting these factors was the increase in Internet telephony revenues as a percentage of total revenues. These revenues are generally associated with higher gross margins than are telecommunications revenues.

  Selling, General and Administrative. Selling, general and administrative costs increased 167.5%, from approximately $128.5 million in Fiscal 1999 to approximately $343.7 million in Fiscal 2000. As a percentage of total revenues, these costs increased from 17.6% in Fiscal 1999 to 31.4% in Fiscal 2000. The increase in these costs in dollar terms is due primarily to increased sales and marketing efforts for retail services, particularly for domestic and international prepaid calling cards, the aggressive expansion of the domestic long distance business and for Net2Phone. Increased salaries, facilities costs and professional fees related to the expansion of our domestic and European telecommunications business as well as Net2Phone's businesses also contributed to the rise in overall selling, general and administrative costs. In addition, we incurred approximately $27.8 million in selling, general and administrative expenses related to the formation and development of our various Ventures businesses, including IDT Wireless, FreeAtLast.com, TV.TV and Brix Communications. To a lesser extent, the increase in selling, general and administrative expense was also attributable to an increase in bad debt expense, due to financial difficulties encountered by some of our customers.

We anticipate that selling, general and administrative expenses will continue to increase in dollar terms in the future, and will continue to be equivalent to a significant percentage to total revenues, as we expand both our core telecommunications business and our new Ventures businesses. Over the next few quarters, as we move our different Ventures businesses through their respective development stages, we anticipate that selling, general and administrative expenses for our Ventures division could exceed, in dollar terms, the revenues generated from this division.

  Included in salaries is non-cash compensation as a result of option grants made by Net2Phone. This amounted to $16.0 million and $41.0 million, respectively, in Fiscal Years 1999 and 2000.

  Depreciation and Amortization. Depreciation and amortization costs increased 33.6% from approximately $36.4 million in Fiscal 1999 to approximately $48.6 million in Fiscal 2000. As a percentage of revenues, these costs decreased from 5.0% in Fiscal 1999 to 4.4% in Fiscal 2000. These costs increased in absolute terms due primarily to our higher fixed asset base during Fiscal 2000 as compared with Fiscal 1999, reflecting our efforts to expand our telecommunications network infrastructure and our facilities. We anticipate that depreciation and amortization costs will continue to increase as we continue to add to our asset base, particularly in our telecommunications division, allowing us to implement our growth strategy.

  Income (loss) from Operations. Our loss from operations was $216.6 million in Fiscal 2000, compared to a loss from operations of $7.7 million in Fiscal 1999. Our telecommunications business recorded a loss from operations of $45.3 million in Fiscal 2000, compared to income from operations of approximately $24.9 million in Fiscal 1999, reflecting weaker margins for both our wholesale carrier and prepaid calling card businesses, and substantially higher selling, general and administrative expenses, as described above.

  Loss from operations for our Internet access business increased to approximately $18.1 million in Fiscal 2000 from approximately $8.2 million in Fiscal 1999. The increased loss is due to lower revenues resulting from a decrease in total dial-up subscribers, significantly lower gross margins and a 22% increase in operating expenses. The rise in operating expenses is due in large part to expenses incurred in connection with the formation of the Internet access joint venture with Terra Networks. This joint venture has since been discontinued.

  Loss from operations from our Ventures division, which is developing several new telecom and Internet-related businesses, was approximately $27.3 million in Fiscal 2000, reflecting start-up, marketing and development costs.

  Loss from operations for Net2Phone increased to approximately $125.9 million for Fiscal 2000, compared to a loss of approximately $24.4 million for Fiscal 1999. This increase is due primarily to a substantial increase in both sales and marketing expenses as well as general and administrative expenses incurred as Net2Phone expanded distribution relationships, corporate infrastructure and human resources.

  Interest and Other Income (Expense) - net. Interest and Other Income net amounted to approximately $609.5 million in Fiscal 2000, compared to net interest and other expense of approximately $3.3 million in Fiscal 1999. Included in other income for Fiscal 2000 is $142.3 million in gains recognized by us under Staff Accounting Bulletin No. 51 in conjunction with Net2Phone's sale of shares in its initial public offering and concurrent conversion of Net2Phone's series A stock to Class A Stock in August 1999 and secondary offering in December 1999, a realized gain of $105.8 million on our sale of 2.2 million Net2Phone shares as part of Net2Phone's Secondary Offering and approximately $102.3 million on Net2Phone's sale of approximately 2.8 million shares for approximately 806,000 shares of Yahoo, Inc. (NASDAQ: YHOO) and other equity transactions. Also included in other income was a gain of approximately $231.0 million related to the sale of our interests in two Internet joint ventures with Terra Networks in exchange for Terra Networks stock, and a gain of approximately $24.9 million on the sale of some of our Terra Networks shares in the fourth quarter of Fiscal 2000.

  Income Taxes. We recorded income tax expense of approximately $218.4 million attributable to continuing operations in Fiscal 2000, versus income tax expense of approximately $7.3 in Fiscal 1999. An income tax benefit of $10.3 million upon the exercise of stock options was recorded directly into additional paid-in capital in Fiscal 2000.

  Subsidiary Redeemable Preferred Stock Dividends. On May 13, 1999, Net2Phone designated 3,150,000 shares of its preferred stock as Series A ("Series A Stock") and sold 3,140,000 of such shares to unrelated third parties in a private placement transaction for aggregate gross proceeds of $31,400,000.

  The Series A Stock contained beneficial conversion features. The total value of the beneficial conversion features approximated $75 million. For accounting purposes the value of the beneficial conversion features was limited to the amount of proceeds allocated to the Series A Stock. We recorded an increase in net loss available to common stockholders on the date of issuance of the Series A Stock in the amount of approximately $26.3 million representing their allocable share of the amount attributable to the beneficial conversion feature. Each share of Series A Stock was converted into three shares of Net2Phone Class A Common Stock at the time of Net2Phone's initial public offering. Upon completion of Net2Phone's initial public offering and concurrent conversion of Series A Stock into Class A Common stock, we recorded a pretax gain of approximately $65,587,000 in the first quarter of Fiscal 2000. Deferred taxes of approximately $26.2 million have been provided on the gain.

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

  Telecommunications revenues increased 125.3%, primarily as a result of a 247.5% increase in minutes of use, from approximately 805.8 million to approximately 2.8 billion. Telecommunications minutes increased primarily due to the addition of wholesale carrier service clients, increased usage by existing clients, and increased marketing and sales of our prepaid calling cards. The addition of wholesale carrier services clients and the increased use by existing clients resulted in an increase in wholesale carrier services revenues of 73.4%, from approximately $166.7 million in Fiscal 1998 to approximately $289.0 million in Fiscal 1999. As a percentage of telecommunications revenues, wholesale carrier service revenues decreased from approximately 54.9% to 42.2%, primarily due to the significant increase in prepaid calling card revenues both in real dollars and as a percentage of overall telecommunications revenues. Revenues from sales of prepaid calling cards increased 236.7% from approximately $108.1 million in Fiscal 1998 to approximately $364.0 million in Fiscal 1999. As a percentage of telecommunications revenues, prepaid calling card revenues increased from approximately 35.6% to approximately 53.2%. As a percentage of telecommunications revenues, international retail services revenues decreased from 7.5% to 3.0%.

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

  Direct Cost of Revenues. Our direct cost of revenues increased by 138.7% from approximately $240.9 million in Fiscal 1998 to approximately $575.0 million in Fiscal 1999. As a percentage of total revenues, these costs increased from 71.8% in Fiscal 1998 to 78.5% in Fiscal 1999. The dollar increase is due primarily to increases in underlying carrier and connectivity costs, as our telecommunications minutes of use, and associated revenues, grew substantially. As a percentage of total revenues, the increase in direct costs reflects lower gross margins associated with wholesale carrier services and prepaid calling card services as compared with international retail and Internet access services. Gross margins were also adversely affected by network constraints as demand for usage outpaced the rate of deployment of additional network capacity.

  Selling, General and Administrative. Selling, general and administrative costs increased 107.3% from approximately $62.0 million in Fiscal 1998 to approximately $128.5 million in Fiscal 1999. As a percentage of total revenues, these costs decreased from 18.5% in Fiscal 1998 to 17.6% in Fiscal 1999. The increase in these costs in dollar terms is due primarily to increased sales and marketing efforts for retail services, including prepaid calling cards, domestic and international long distance, Net2Phone and Net2Phone Direct, as well as increased salaries, facilities costs and professional fees related to the expansion of our infrastructure to handle our rapid sales growth. Included in salaries is $16.0 million of non-cash compensation as a result of option grants made by our majority-owned Net2Phone subsidiary in the fourth quarter of Fiscal 1999.

  Depreciation and Amortization. Depreciation and amortization costs increased 164% from approximately $13.8 million in Fiscal 1998 to approximately $36.4 million in Fiscal 1999. As a percentage of revenues, these costs increased from 4.1% in Fiscal 1998 to 5.0% in Fiscal 1999. These costs increased in absolute terms primarily as a result of amortization of goodwill and other intangible assets that resulted from our acquisition of InterExchange in the fourth quarter of fiscal 1998 and our higher fixed asset base during Fiscal 1999 as compared with Fiscal 1998 reflecting our efforts to expand our telecommunications network infrastructure, enhance our Internet network and expand our facilities. We anticipate that depreciation and amortization costs will continue to increase as we continue to add to our asset base allowing us to implement our growth strategy.

  Income (loss) from Operations. Our loss from operations was $7.7 million in Fiscal 1999 compared to income from operations of $0.8 million in Fiscal 1998. Income from operations for our telecommunications business increased to approximately $24.9 million in Fiscal 1999 from $10.5 million in Fiscal 1998. Our loss from operations in Fiscal 1998 includes a one-time charge of $17.9 million as a write-off of purchased in-process research and development costs in connection with our acquisition of InterExchange. As a percentage of telecommunication revenues, income from operations for the telecommunications business increased to 3.6% in Fiscal 1999 from approximately 3.5% in Fiscal 1998. Fiscal 1998 income from telecommunications operations excluding the one-time purchased in-process research and development write-off, was approximately $28.4 million, which is 9.3% of telecommunications revenues.

  Loss from operations for our Internet access business increased to approximately $8.2 million in Fiscal 1999 from approximately $7.0 million in Fiscal 1998. The increased loss is primarily due to decreased revenues resulting from a decrease in total dial-up subscribers.

  Loss from operations of the Net2Phone subsidiary increased to approximately $24.4 million for Fiscal 1999, compared to a loss of approximately $2.7 million for Fiscal 1998. This increase is due primarily to the non-cash compensation charge of $16.0 million described above, coupled with a substantial increase in both sales and marketing expenses as well as general and administrative expenses incurred as Net2Phone expanded distribution relationships, corporate infrastructure and human resources.

  Income Taxes. We recorded income tax expense of $7.3 million attributable to continuing operations in Fiscal 1999. An income tax benefit of $4.3 million upon the exercise of stock options was recorded directly into additional paid-in capital in Fiscal 1999. In Fiscal 1998, we recorded an income tax benefit of $1.9 million from the reversal of the previously established deferred tax valuation allowance. The allowance was reversed as the realization of the net deferred tax asset was more likely than not. A portion of the benefit that related to the tax deduction upon the exercise of stock options was recorded directly into additional paid in capital.

  Acquired In-Process Research and Development. We did not incur any expense related to acquired in-process research and development during Fiscal 1999. Our statement of operations for Fiscal 1998 reflects a non-recurring charge of $17.9 million, representing the portion of the purchase price paid for InterExchange allocated to the in-process research and development of alternative switching and compression technologies. Neither of these projects has been successfully completed at this time, and both projects have been terminated. Currently, we are not contemplating any additional acquisitions of in-process research and development.

  Subsidiary Redeemable Preferred Stock Dividends. On May 13, 1999, Net2Phone designated 3,150,000 shares of its preferred stock as Series A ("Series A Stock") and sold 3,140,000 of such shares to unrelated third parties in a private placement transaction for aggregate gross proceeds of $31,400,000.

  The Series A Stock contained beneficial conversion features. The total value of the beneficial conversion features approximated $75 million. For accounting purposes the value of the beneficial conversion features was limited to the amount of proceeds allocated to the Series A Stock. We recorded an increase in net loss available to common stockholders on the date of issuance of the Series A Stock in the amount of approximately $26.3 million representing their allocable share of the amount attributable to the beneficial conversion feature. Each share of

Series A Stock was converted into three shares of Net2Phone Class A Common Stock at the time of Net2Phone's initial public offering. Upon completion of Net2Phone's initial public offering and concurrent conversion of Series A Preferred Stock into Class A Common stock, we recorded a pretax gain of approximately $65,587,000 in the first quarter of Fiscal 2000. Deferred taxes of approximately $26.2 million have been provided on the gain.

Quarterly Results of Operations

  The following tables set forth certain quarterly financial data for the eight quarters ended July 31, 2000. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements and, in the opinion of our management, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

                                IDT CORPORATION
                   CONSOLIDATED QUARTERLY INCOME STATEMENTS
                     (in thousands, except per share data)

                                        Oct. 31,   Jan. 31,    April 30,   July 31,    Oct. 31,    Jan. 31,    April 30,  July 31,
                                          1998       1999        1999        1999        1999        2000        2000       2000
                                        --------   --------    --------    --------    --------    --------    --------   --------
Revenues:
 Telecommunications...................   $123,708   $149,239    $179,190    $232,435    $268,492    $260,581    $245,775  $ 248,182
 Internet.............................      4,269      4,312       4,217       4,136       3,547       3,001       3,298      3,322
 Net2Phone............................      5,301      7,190       8,344       9,843      11,382      11,937      13,887     18,869
 Ventures.............................         --         --          --          --          --          --         150      1,489
                                         --------   --------    --------    --------    --------    --------    --------  ---------
  Total revenues......................    133,278    160,741     191,751     246,414     283,421     275,519     263,110    271,862
Costs and expenses:
 Direct cost of revenues..............    101,074    126,592     150,183     197,201     230,199     220,785     210,634    256,639
 Selling, general and Administrative..     17,056     23,750      29,966      57,728      48,617      56,720      71,345    167,019
 Depreciation and Amortization........      7,965      8,823       9,428      10,144       9,926      10,449      11,624     16,565
                                         --------   --------    --------    --------    --------    --------    --------  ---------
  Total costs and expenses............    126,095    159,165     189,577     265,073     288,742     287,954     293,603    440,223
                                         --------   --------    --------    --------    --------    --------    --------  ---------
Income (loss) from Operations.........      7,183      1,576       2,174     (18,659)     (5,321)    (12,435)    (30,493)  (168,361)
Interest and Other (net)..............        205        (62)       (153)     (3,254)     65,161     183,116     236,946    124,280
                                         --------   --------    --------    --------    --------    --------    --------  ---------
Income (loss) before taxes, minority
 interests and extraordinary item.....      7,388      1,514       2,021     (21,913)     59,840     170,681     206,453    (44,082)
Income tax provision (benefit)........      2,547        574       1,219       2,913      26,706      74,877      88,350     28,471
Minority interests....................      1,623        562         420      (5,914)     (2,597)     (5,516)     (7,879)   (43,344)
                                         --------   --------    --------    --------    --------    --------    --------  ---------
Income (loss) before extraordinary
 item.................................      3,218        378         382     (18,912)     35,731     101,320     125,982    (29,208)
Extraordinary item, net of income
 taxes................................         --         --          --      (3,270)         --      (2,976)         --         --
                                         --------   --------    --------    --------    --------    --------    --------  ---------
Net income (loss).....................      3,218        378         382     (22,182)     35,731      98,344     125,982    (29,208)
Subsidiary redeemable preferred stock
 dividends............................         --         --          --      26,297          --          --          --         --
                                         --------   --------    --------    --------    --------    --------    --------  ---------
Net income (loss) available to common
 stockholders.........................   $  3,218   $    378    $    382    $(48,479)   $ 35,731    $ 98,344    $125,982  $ (29,208)
                                         ========   ========    ========    ========    ========    ========    ========  =========
Net income (loss) per share-basic.....   $   0.10   $   0.01    $   0.01    $  (1.43)      $1.05       $2.88    $   3.65  $   (0.83)
                                         ========   ========    ========    ========    ========    ========    ========  =========
Weighted average shares
 outstanding-basic....................     33,200     33,332      33,649      33,919      34,065      34,132      34,540     35,262
                                         ========   ========    ========    ========    ========    ========    ========  =========
Net income (loss) per share-diluted...   $   0.09   $   0.01    $   0.01    $  (1.43)   $   0.98    $   2.70    $   3.32  $   (0.83)
                                         ========   ========    ========    ========    ========    ========    ========  =========
Weighted average shares
 outstanding-diluted..................     35,702     35,344      35,731      33,919      36,602      36,439      37,996     35,262
                                         ========   ========    ========    ========    ========    ========    ========  =========

Liquidity and Capital Resources

 General

  Historically, we have satisfied our cash requirements through a combination of cash flow from operating activities, sales of equity and debt securities and borrowings from third parties. The Company, including Net2Phone, received approximately $22.8 million upon the exercise of stock options and warrants in Fiscal 2000.

  In May 1999, we entered into a credit agreement with a syndicate of lenders whereby these institutions committed to provide a $160 million credit facility. We used the proceeds from the initial borrowings under the credit facility of $108.1 million to purchase more than 99% of our outstanding 8.75% Senior Notes due 2006, together with accrued and unpaid interest. During the quarter ended January 31, 2000, we paid off the outstanding indebtedness under the credit facility of $108.1 million, plus fees and accrued and unpaid interest, using part of the proceeds from its sale of Net2Phone shares in Net2Phone's December 1999 Secondary Offering and the credit facility terminated.

  As of July 31, 2000, we had cash, cash equivalents and marketable securities of approximately $393.0 million and working capital of approximately $347.9 million. We generated negative cash flow from operating activities of approximately $77.1 million during the fiscal year ended July 31, 2000, compared with negative cash flow from operating activities of approximately $18.3 million during the fiscal year ended July 31, 1999. Our cash flow from operations varies significantly from quarter to quarter, depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable. Accounts receivable, accounts payable and accrued expenses have increased from period to period as our businesses have grown.

  Our capital expenditures were approximately $101.2 million for the fiscal year ended July 31, 2000, compared to approximately $48.1 million for the fiscal year ended July 31, 1999, as we expanded our international and domestic telecommunications network infrastructure. We financed a portion of our capital expenditures through capital leases and notes payable.

  We experience intense competition in our telecommunications business. The long distance telecommunications industry has been characterized by declines in both per-minute revenues and per-minute costs. In the past, these factors have tended to generally offset each other. However, since the mid-point of Fiscal 2000, as per-minute pricing continued to erode, gross margins have come under increasing pressure. Our long term strategy involves terminating a larger proportion of minutes on our own network, thereby lowering costs and preserving margins even in a weaker price environment. However, in the short term, the demand for usage has outpaced the rate of deployment of additional network capacity. In fact, it has become commonplace within the industry for companies to experience delays in network build-out programs. As such, there can be no assurance that we will be able to maintain our gross margins at the current level, in the face of lower per-minute revenues.

  During Fiscal 2000, we launched our Ventures division, which incurred significant start-up, development, marketing and promotional costs. As we move our Ventures businesses through their respective development stages, we anticipate that selling, general and administrative expenses for our Ventures division will exceed the revenues generated by this division for the foreseeable future.

  We will need to make significant capital expenditures in order to expand our network capacity. If we are unable to raise sufficient capital to meet our spending requirements, our network expansion, and the anticipated margin improvement, would be delayed.

 Changes in Other Assets, Accounts Receivable, Allowance for Doubtful Accounts and Deferred Revenue

  Other current assets increased from $22.8 million at July 31, 1999 to $53.3 million at July 31, 2000, due to increases in contract deposits, inventories and prepaid expenses at Net2Phone. The average age of our accounts receivable, as measured by number of days sales outstanding, has been increasing due to a significant increase in sales to relatively more credit-worthy carriers and distributors of prepaid calling cards. These customers tend to demand, and we are willing to grant, extended payment terms.

  Due to the wide range of collection terms, future trends with respect to days sales outstanding are generally dependent upon the proportion of total sales made to carriers, who are often offered extended payment terms of up to 90 days, and prepaid calling card distributors, who generally receive terms of up to 30 days. Therefore, the trends in days sales outstanding will depend, in large part, on the mix of wholesale (carrier) versus retail (debit card distributor) customers. In addition, as we are willing to extend longer payment terms to more credit-worthy customers, an increase in customers belonging to the highest credit classes, as a percentage of total customers, could also lead to an increase in days sales outstanding. However, as the foregoing is difficult to predict, it is not possible at this time to determine whether or not the recent upward trend in days sales outstanding will continue.

  The allowance for doubtful accounts as a percentage of accounts receivable increased from 6.7% at July 31, 1999, to 14.3% at July 31, 2000. The increase in the allowance for doubtful accounts as a percentage of accounts receivable reflects the deteriorating credit quality of a portion of our existing customer base. Although, as mentioned above, we anticipate that our customer base will continue its transition towards a more credit-worthy group, some of our existing accounts receivable are still related to sales made to less credit-worthy customers.

  Deferred revenue as a percentage of total revenue varies from period to period dependent upon the mix and the timing of revenue. Subsequent to the end of Fiscal 2000, we began to experience a significant increase in the sale of our prepaid calling cards, due to increased marketing efforts and decreased competition in our target markets. This will result in increased deferred revenue.

 Net2Phone Financings

  In May 1999, a group of strategic investors purchased from Net2Phone, in the aggregate, 3,140,000 shares of Net2Phone Series A Stock convertible into 9,420,000 shares of common stock and warrants to purchase up to 180,000 shares of Net2Phone common stock, for a net aggregate purchase price of $29.9 million. Additionally, Net2Phone issued a warrant to purchase 92,400 shares of its common stock to Hambrecht & Quist as part of its fee as placement agent with respect to this transaction. In August 1999, Net2Phone completed its Initial Public Offering of 6.2 million shares, receiving approximately $85.3 million in net proceeds. At that time, the Series A Stock was converted into Class A Common Stock. We recognized pre-tax gains of approximately $65.6 million as a result of these transactions.

  In December 1999, Net2Phone completed a Secondary Offering of 6.3 million shares, receiving approximately $177.4 million in net proceeds. As part of the Secondary Offering, we sold 2.2 million Net2Phone shares, yielding approximately $115.4 million in net proceeds. Subsequent to the sale of these shares, we used approximately $108.1 million of the proceeds to pay off the outstanding balance of our bank credit facility.

  In connection with Net2Phone's distribution and marketing agreement with ICQ, a subsidiary of America Online, Net2Phone issued to America Online a warrant to purchase up to 3% of Net2Phone's outstanding capital stock on a fully-diluted basis. This warrant will vest in 1% increments upon the achievement of each of three incremental thresholds of revenue generated under the agreement during the first four years that the warrant is outstanding. The exercise price under the terms of the warrant will be equal to the lesser of $12.00 per share or $450 million divided by the number of Net2Phone's fully-diluted shares on the initial exercise date. The warrants are accounted for in accordance with the provisions of EITF 96-18, "Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services." Due to the uncertainty of reaching the performance measures stipulated in the warrant agreement, we have not recorded any expense relating to the issuance of the warrant. Upon determination that the achievement of the revenue thresholds is probable, we will value the warrant and expense it over the remaining period until the performance criteria is met. The three revenue thresholds are $10 million, $50 million and $75 million and the term of the distribution and marketing agreement is four years. If the three incremental thresholds had been met on July 31, 2000, we would have expensed approximately $25.3 million.

  In November 1999, the warrant was amended to include the right to purchase an additional 0.5% of Net2Phone's outstanding capital stock on a fully-diluted basis at an exercise price of $60.46 per share upon the achievement of $100 million in revenue.

 Significant Transactions

  In August 2000, a consortium led by AT&T Corporation purchased 14.9 million of our approximately 24.9 million shares of Net2Phone Class A Common Stock, for a purchase price of $75 per share. In addition, Net2Phone sold four million of its shares to AT&T for a purchase price of $75 per share. Net proceeds to IDT from these transactions was $1.1 billion in cash proceeds.

  In addition, we received the right, at our option, to sell to AT&T 2,040,817 shares of our Class B Common Stock for total cash consideration of $75.0 million. In August 2000, we announced that we had notified AT&T of our intent to exercise this option.

  In June 2000, Liberty Media Group completed the purchase of approximately 9.9% of the equity of IDT. Under the terms of the agreement, IDT issued and sold to Liberty Media 3,728,949 shares of IDT's Common Stock, exchangeable for shares of Class B Common Stock, at a price of $34.50 per share, resulting in total cash consideration of approximately $128.6 million.

  On April 30, 2000, we sold our interests in two joint ventures with Terra Networks for the right to receive 3,750,000 Terra ordinary shares. We recognized a pre-tax gain of approximately $231.0 million in connection with this transaction for the quarter ended April 30, 2000.

 Stock Buyback Program

  In May 2000, we announced that our Board of Directors had authorized the repurchase of up to five million shares of our common stock. In July 2000, we announced that our Board of Directors had authorized an increase in the share repurchase program to 10 million shares. In October 2000, we announced that our Board of Directors had authorized a further increase in the share repurchase program to 12.5 million shares. Through October 20, 2000, we had repurchased 5,118,755 shares, for an aggregate purchase price of approximately $178.2 million.

 Acquisitions of In-Process Research & Development

  Our purchase of InterExchange, Inc. in April 1998 involved the acquisition of two significant in-process research and development projects relating to switch technology. Neither one of these projects has been successfully completed at this time, and both projects have been terminated. Currently, we are not contemplating any additional acquisitions of in-process research and development.

 Other Sources and Uses of Resources

  We intend to, where appropriate, make strategic acquisitions to expand our telecommunications division. These acquisitions could include, but are not limited to, acquisitions of telecommunications equipment, telecommunications network capacity, customer bases or other assets. We may also make strategic acquisitions related to any of our new venture businesses. From time to time, we evaluate potential acquisitions of companies, technologies, products and customer accounts that complement our businesses.

  We believe that, based upon our present business plan, and as a result of the cash proceeds generated by the recently completed sale of the majority of our Net2Phone sales to AT&T, our existing cash resources will be sufficient to meet our currently anticipated working capital and capital expenditure requirements and to fund any potential operating cash flow deficits for at least the next twelve months. If our growth exceeds current expectations or if we acquire the business or assets of another company, we may need to raise additional capital from equity or debt sources. There can be no assurance that we will be able to raise such capital on favorable terms or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our anticipated expansion or acquisitions, which could have a material adverse effect on our business, financial condition or results of operations.

European Currency Conversion

  In January 1999, a new currency called the euro was introduced in certain Economic and Monetary Union, or EMU, countries. The EMU countries adopted the euro as their common legal currency, and through January 1, 2002, both the existing national currency of the respective EMU country and the euro will be accepted as legal currency. Beginning in 2002, all EMU countries are expected to operate with the euro as their single currency. Uncertainty exists as to the effect the euro currency will have on the market for international telecommunications services. Additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the euro currency. IDT's management does not anticipate, based on currently available information, that the euro will have a material adverse impact on our operations and sales.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

  The information set forth under the caption "Fair Value of Financial Instruments" at page F-10 herein is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The consolidated financial statements and supplementary data of the Company and the report of independent auditors thereon set forth on pages F-1 through F-27 herein are incorporated herein by reference.

  Quarterly financial information set forth herein at page 45 is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by this Item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2000, and which is incorporated by reference herein.

Item 11.  EXECUTIVE COMPENSATION.

  The information required by this Item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2000, and which, with the exception of the sections entitled "Report of the Compensation Committee of the Board of Directors" and "Performance Graph of Common Stock," is incorporated by reference herein.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this Item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2000, and which is incorporated by reference herein.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this Item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2000, and which is incorporated by reference herein.

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

Exhibit
Number                          Description
------                          -----------

10.24(12)   Tax Sharing and Indemnification Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.
10.25(12)   Separation Agreement, dated as of May 7, 1999, by and between
            Registrant and Net2Phone, Inc.
10.26(12)   Co-location and Facilities Management Services Agreement, dated as of May 20, 1999, by and between Registrant and Net2Phone, Inc.
10.27(13)   Lease of 520 Broad Street, Newark, New Jersey.
10.28(13)   Amendment to Lease of 520 Broad Street, Newark, New Jersey.
10.29(14)   Option Agreement, dated as of March 3, 2000, between IDT Corporation and AT&T Corp.
10.30(15)   Amendment to Option Agreement, dated as of April 5, 2000 between IDT
            Corporation and AT&T Corp.
10.31(14)   Subscription Agreement, dated as of March 24, 2000, between IDT
            Corporation and Liberty Media Corporation.
10.32(15)   Amendment to Subscription Agreement, dated as of May 26, 2000, between IDT Corporation and Liberty Media Corporation.
10.33(14)   Letter Agreement, dated as of March 28, 2000, between IDT
            Corporation, AT&T Corp. and Net2Phone, Inc.
10.34(14)   Letter Agreement, dated as of March 30, 2000, between IDT
            Corporation, AT&T Corp. and Net2Phone, Inc.
10.35(16)   Conversion, Termination and Release Agreement, dated as of April 30,
            2000, between IDT Corporation, Terra Networks, S.A., Terra Networks
            USA, Inc., Terra Networks Access Services USA LLC and Terra Networks
            Interactive Services USA LLC.
21.01*      Subsidiaries of the Registrant
23.01*      Consent of Ernst & Young LLP.
27.01*      Financial Data Schedule.

__________
* filed herewith

(1) Incorporated by reference to Form S-1 filed February 21, 1996 file no. 333-00204.
(2) Incorporated by reference to Form S-1 filed January 9, 1996 file no. 333-00204.
(3) Incorporated by reference to Form S-8 filed January 14, 1996 file no. 333-19727.
(4)  Incorporated by reference to Form S-1 filed March 8, 1996 file no. 333-
     00204.
(5) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1997, filed October 29, 1997.
(6)  Incorporated by reference to Form S-1 filed March 14, 1996 file no. 333-
     00204.
(7) Incorporated by reference to Form 10-K/A for the fiscal year ended July 31, 1997, filed February 2, 1998.
(8)  Incorporated by reference to Form 8-K filed April 22, 1998.
(9) Incorporated by reference to Form 10-K/A for the fiscal year ended July 31, 1998, filed December 4, 1998.
(10) Incorporated by reference to Form 10-Q for the fiscal quarter ended January 31, 1999, filed March 17, 1999.
(11) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1999, filed June 14, 1999.
(12) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1999, filed November 4, 1999.
(13) Incorporated by reference to Form 10-Q for the fiscal quarter ended January 31, 2000, filed March 16, 2000.
(14) Incorporated by reference to Form 8-K filed March 31, 2000.
(15) Incorporated by reference to Schedule 14C filed June 12, 2000.
(16) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 2000, filed June 14, 2000.

(16) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 2000, filed June 14, 2000.

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

                             IDT Corporation


                             By:           /s/ Howard S. Jonas
                                ------------------------------------------------
                                               Howard S. Jonas
                                 Chairman, Chief Executive Officer and Treasurer

Date: October 27, 2000

  Pursuant to the requirements of the Securities Act of 1933, this Annual Report on Form 10-K has been signed by the following persons on this 27th day of October, 2000 in the capacities indicated.

        Signature                                      Titles
        ---------                                      ------

   /s/ Howard S. Jonas                  Chairman and Chief Executive Officer
------------------------------             (Principal Executive Officer)
       Howard S. Jonas

   /s/ James A. Courter                     Vice Chairman and President
------------------------------             (Principal Executive Officer)
       James A. Courter

   /s/ Hal Brecher                      Chief Operating Officer and Director
------------------------------
       Hal Brecher

   /s/ Stephen R. Brown                 Chief Financial Officer and Director
------------------------------      (Principal Financial and Accounting Officer)
       Stephen R. Brown

   /s/ Joyce J. Mason                                 Director
------------------------------
       Joyce J. Mason

   /s/ Marc E. Knoller                                Director
------------------------------
       Marc E. Knoller

   /s/ Moshe Kaganoff                                 Director
------------------------------
       Moshe Kaganoff

   /s/ Geoffrey Rochwarger                            Director
------------------------------
       Geoffrey Rochwarger

   /s/ Meyer A. Berman                                Director
------------------------------
       Meyer A. Berman

   /s/ J. Warren Blaker                               Director
------------------------------
       J. Warren Blaker

        Signature                                      Titles
        ---------                                      ------

   /s/ Denis A. Bovin                                 Director
------------------------------
       Denis A. Bovin

   /s/ Saul K. Fenster                                Director
------------------------------
       Saul K. Fenster

   /s/ William Arthur Owens                           Director
------------------------------
       William Arthur Owens

   /s/ William F. Weld                                Director
------------------------------
       William F. Weld

                                IDT CORPORATION

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors..............................................................................   F-2

Consolidated Balance Sheets as of July 31, 1999 and 2000....................................................   F-3

Consolidated Statements of Operations for the years ended July 31, 1998, 1999 and 2000......................   F-4

Consolidated Statements of Stockholders' Equity for the years ended July 31, 1998, 1999 and 2000............   F-5

Consolidated Statements of Cash Flows for the years ended July 31, 1998, 1999 and 2000......................   F-6

Notes to Consolidated Financial Statements..................................................................   F-7

Financial Statement Schedule--Valuation and Qualifying Accounts.............................................  F-27

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
 IDT Corporation

     We have audited the accompanying consolidated balance sheets of IDT Corporation (the "Company") as of July 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at July 31, 1999 and 2000 and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                               ERNST & YOUNG LLP

New York, New York
October 24, 2000

                                IDT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                                             July 31
                                                                                                  -------------------------------
                                                                                                     1999               2000
                                                                                                  ------------    ---------------
Assets
Current assets:
 Cash and cash equivalents.....................................................................   $ 52,903,479    $   162,879,042
 Marketable securities.........................................................................     77,869,655        230,159,597
 Trade accounts and commissions receivable, net of allowance for doubtful accounts
  of approximately $7,643,000 at July 31, 1999 and $26,771,000 at July 31, 2000................    106,146,127        160,994,911
 Notes receivable--current portion.............................................................     18,967,967          3,630,000
 Deposits......................................................................................      4,646,906         17,760,610
 Inventory.....................................................................................      8,838,671         13,120,993
 Other current assets..........................................................................     22,825,475         53,347,819
                                                                                                  ------------    ---------------
   Total current assets........................................................................    292,198,280        641,892,972
Property, plant and equipment, at cost, net....................................................    114,122,923        225,638,279
Trademark, net of accumulated amortization of $ 208,000 at July 31, 1999 and
 $814,576 at July 31, 2000.....................................................................      4,791,667         10,985,424
Notes receivable--long-term portion............................................................      2,187,071          8,001,284
Intangible assets, net.........................................................................    117,366,124        162,232,640
Marketable securities..........................................................................             --        132,277,504
Deferred tax assets, net.......................................................................      3,358,500                 --
Investments....................................................................................     12,306,507         29,318,383
Other assets...................................................................................     13,540,307          8,708,871
                                                                                                  ------------    ---------------
   Total assets................................................................................   $559,871,379     $1,219,055,357
                                                                                                  ============    ===============

Liabilities and stockholders' equity
Current liabilities:
 Trade accounts payable........................................................................   $ 79,475,136    $   161,873,530
 Accrued expenses..............................................................................      5,354,710         36,436,486
 Interest payable..............................................................................      1,564,741             15,213
 Deferred revenue..............................................................................     13,209,663         48,571,880
 Notes payable--current portion................................................................      4,752,780         22,604,067
 Capital lease obligations--current portion....................................................      6,029,273         13,539,647
 Other current liabilities.....................................................................      2,397,234         10,922,579
                                                                                                  ------------    ---------------
   Total current liabilities...................................................................    112,783,537        293,963,402

Deferred tax liabilities.......................................................................             --        168,772,000
Notes payable--long-term portion...............................................................    112,973,330         12,174,113
Capital lease obligations--long-term portion...................................................     15,742,218         43,940,097
Other liabilities..............................................................................             --            708,908
                                                                                                  ------------    ---------------
     Total liabilities.........................................................................    241,499,085        519,558,520
Minority interests.............................................................................     42,043,131        231,308,958
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.01 par value; authorized shares--10,000,000; no shares issued..............             --                 --
 Common stock, $.01 par value; authorized shares--100,000,000; 23,982,854 and
  25,959,256 shares issued and outstanding 1999 and 2000, respectively.........................        239,829            259,593
 Class A stock, $.01 par value; authorized shares--35,000,000; 10,029,758 and
  9,970,233 shares issued and outstanding 1999 and 2000, respectively..........................        100,298             99,703
  Loans to stockholders........................................................................       (251,207)          (251,207)
  Additional paid-in capital...................................................................    317,362,508        371,005,060
  Accumulated other comprehensive income.......................................................             --        (92,653,041)
  Retained earnings/(deficit)..................................................................    (41,122,265)       189,727,771
                                                                                                  ------------    ---------------
     Total stockholders' equity................................................................    276,329,163        468,187,879
                                                                                                  ------------    ---------------
     Total liabilities and stockholders' equity................................................   $559,871,379      1,219,055,357
                                                                                                  ============    ===============

                            See accompanying notes.

                                IDT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             Year ended July 31,
                                                                               --------------------------------------------------
                                                                                   1998               1999               2000
                                                                               ------------       ------------     --------------
Revenue...................................................................     $335,372,915       $732,183,855     $1,093,911,855
Costs and expenses:
  Direct cost of revenue..................................................      240,859,809        575,049,683        918,256,364
  Selling, general and administrative.....................................       61,974,851        128,499,715        343,701,929
  Acquired research and development.......................................       17,900,000                 --                 --
  Depreciation and amortization...........................................       13,810,488         36,359,986         48,564,344
                                                                               ------------       ------------     --------------
Total costs and expenses..................................................      334,545,148        739,909,384      1,310,522,637
                                                                               ------------       ------------     --------------
Income (loss) from operations.............................................          827,767         (7,725,529)      (216,610,782)
Interest expense..........................................................       (5,978,760)       (11,318,964)        (8,259,515)
Interest income...........................................................        5,582,951         10,090,332         15,490,449
Equity loss...............................................................               --                 --         (6,289,004)
Gain on sales of investments..............................................               --                 --        231,032,051
Gain on sales of subsidiary stock ........................................               --                 --        350,343,786
Other.....................................................................          103,215         (2,035,150)        27,186,305
                                                                               ------------       ------------     --------------
Income (loss) before income taxes, minority interests and
  extraordinary items.....................................................          535,173        (10,989,311)       392,893,290
Provision (benefit) for income taxes......................................       (2,523,500)         7,253,000        218,403,383
Minority interests........................................................        3,895,669         (3,308,552)       (59,335,974)
                                                                               ------------       ------------     --------------
Income (loss) before extraordinary items..................................         (836,996)       (14,933,759)       233,825,881
Extraordinary loss on retirement of debt, net of income taxes.............         (132,376)        (3,269,787)        (2,975,845)
                                                                               ------------       ------------     --------------
Net income (loss).........................................................         (969,372)       (18,203,546)       230,850,036
Subsidiary redeemable preferred stock dividends...........................               --         26,297,426                 --
                                                                               ------------       ------------     --------------
Net loss available to common stockholders.................................     $   (969,372)      $(44,500,972)    $  230,850,036
                                                                               ============       ============     ==============

Net income (loss) per share:
Net income (loss) before extraordinary items:
  Basic...................................................................           ($0.02)            ($1.23)         $    6.69
  Diluted.................................................................           ($0.02)            ($1.23)         $    6.22

Extraordinary loss on retirement of debt, net of
income taxes:
  Basic.....................................................................         ($0.01)            ($0.10)            ($0.09)
  Diluted...................................................................         ($0.01)            ($0.10)            ($0.08)

Net income (loss)
  Basic.....................................................................         ($0.03)            ($1.33)            ($6.60)
  Diluted...................................................................         ($0.03)            ($1.33)            ($6.14)

Weighted average number of shares used in
calculation of net income (loss) per share:
  Basic.....................................................................     28,571,421         33,529,930         34,966,400
  Diluted...................................................................     28,571,421         33,529,930         37,619,351


                            See accompanying notes.

                                IDT CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                              Common Stock          Class A Stock         Additional
                                                          ---------------------  -----------------------
                                                                                                           Paid-In        Loans to
                                                             Shares     Amount      Shares      Amount     Capital      Stockholders
                                                          -----------  --------   ----------   ---------  ------------- ------------
Balance at July 31, 1997................................   10,636,000  $106,360   11,174,330   $111,743   $  46,990,388         --
  Exercise of stock options.............................    1,615,366    16,154           --         --       5,281,017         --
  Income tax benefit from stock
   options exercised....................................           --        --           --         --       8,790,000         --
  Conversion of Class A stock to common stock...........      918,662     9,186     (918,662)    (9,186)             --         --
  Issuance of common stock in connection with
   business acquisitions................................    3,967,323    39,673           --         --     116,540,827         --
  Common stock issued upon conversion of notes
   payable..............................................      582,762     5,828           --         --       8,648,685         --
  Exercise of warrants..................................       35,003       350           --         --         530,258         --
  Sale of common stock..................................    5,093,750    50,938           --         --     118,208,595         --
  Issuance of common stock to employees by related
   party................................................           --        --           --         --         390,000         --
  Net loss for the year ended July 31, 1998.............           --        --           --         --              --         --
                                                          -----------  --------   ----------   ---------  ------------- ------------
Balance at July 31, 1998................................   22,848,866   228,489   10,255,668    102,557     305,379,770         --
  Exercise of stock options.............................      696,840     6,968           --         --       4,075,118   (251,207)
  Income tax benefit from stock options exercised.......           --        --           --         --       4,257,973         --
  Conversion of Class A stock to common stock...........      225,910     2,259     (225,910)    (2,259)             --         --
  Issuance of common stock in connection with
   business acquisitions................................      100,000     1,000           --         --       2,849,000         --
  Exercise of warrants..................................      111,238     1,113           --         --         922,801         --
  Costs associated with stock registration..............           --        --           --         --        (122,154)        --
  Net loss for the year ended July 31, 1999.............           --        --           --         --              --         --
                                                          -----------  --------   ----------   ---------  ------------- ------------
Balance at July 31, 1999................................   23,982,854   239,829   10,029,758    100,298     317,362,508   (251,207)
  Exercise of stock options.............................    1,310,700    13,107                              14,521,413
  Income tax benefit from stock options exercised.......                                                     10,346,394
  Conversion of Class A stock to common stock...........       59,525       595      (59,525)      (595)
  Exercise of warrants..................................       19,963       200                                 117,504
  Issuance of common stock..............................    3,728,949    37,289                             128,611,451
  Change in Unrealized gain(loss)
   in available for sale securities
  Foreign currency translation adjustment
  Repurchase of common stock............................   (3,142,735)  (31,427)                           (101,855,987)
  Modification of stock options.........................                                                        984,564
  Stock option given to partnership.....................                                                        917,213
                                                          -----------  --------   ----------   ---------  ------------- ------------
  Net income for the year ended July 31, 2000
Balance at July 31, 2000................................   25,959,256   259,593    9,970,233     99,703     371,005,060   (251,207)
                                                          ===========  ========   ==========   =========  ============= ============













































                                                                      Accumulated
                                                    Retained            Other                Total
                                                    Earnings        Comprehensive        Stockholders'
                                                    (Deficit)           Income               Equity
                                                   -------------    ---------------      --------------
Balance at July 31, 1997.......................    $(21,949,347)                --       $  25,259,144
  Exercise of stock options....................              --                 --           5,297,171
  Income tax benefit from stock
   options exercised...........................              --                 --           8,790,000
  Conversion of Class A stock to
   common stock................................              --                 --                  --
  Issuance of common stock in
   connection with business
   acquisitions................................              --                 --         116,580,500
  Common stock issued upon
   conversion of notes payable.................              --                 --           8,654,513
  Exercise of warrants.........................              --                 --             530,608
  Sale of common stock.........................              --                 --         118,259,533
  Issuance of common stock to
   employees by related party..................              --                 --             390,000
  Net loss for the year ended July
   31, 1998....................................        (969,372)                --            (969,372)
                                                   -------------    ---------------      --------------
Balance at July 31, 1998.......................     (22,918,719)                --         282,792,097
  Exercise of stock options....................              --                 --           3,830,879
  Income tax benefit from stock
   options exercised...........................              --                 --           4,257,973
  Conversion of Class A stock to
   common stock................................              --                 --                  --
  Issuance of common stock in
   connection with business
   acquisitions................................              --                 --           2,850,000
  Exercise of warrants.........................              --                 --             923,914
  Costs associated with stock
   registration................................              --                 --            (122,154)
  Net loss for the year ended July
   31, 1999....................................     (18,203,546)                --         (18,203,546)
                                                   -------------    ---------------      --------------
Balance at July 31, 1999.......................     (41,122,265)                --         276,329,163
  Exercise of stock options....................                                             14,534,520
  Income tax benefit from stock
   options exercised...........................                                             10,346,394
  Conversion of Class A stock to
   common stock Exercise of warrants...........                                                117,704
  Issuance of common stock.....................                                            128,648,740
  Change in Unrealized gain(loss)
   in available for sale securities............                        (94,044,241)        (94,044,241)
  Foreign currency translation
   adjustment..................................                          1,391,200           1,391,200
  Repurchase of common stock...................                                           (101,887,414)
  Modification of stock options................                                                984,564
  Stock option given to partnership............                                                917,213
  Net income for the year ended
   July 31, 2000...............................     230,850,036        230,850,036         230,850,036
                                                                    ---------------
  Comprehensive Income.........................              --        138,196,995                  --
                                                   -------------    ---------------      --------------
Balance at July 31, 2000.......................    $189,727,771       $(92,653,041)       $468,187,879
                                                   =============    ===============      ==============

                            See accompanying notes.

                                IDT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Year ended July 31
                                                                                 ----------------------------------------------
                                                                                      1998            1999            2000
                                                                                 -------------   -------------  ---------------
Operating activities
Net income (loss)..............................................................  $    (969,372)  $ (18,203,546)  $ 230,850,036
Adjustments to reconcile net loss to net cash provided by (used in)
 operating activities:
    Amortization...............................................................      4,096,651      15,153,768      16,285,633
    Depreciation...............................................................      9,713,837      21,206,218      32,278,711
    Extraordinary loss on retirement of debt before taxes......................        132,376       5,359,787       4,870,452
    Amortization of deferred compensation......................................             --      15,734,418      42,917,133
    Other stock option compensation expense....................................             --              --              --
    Acquired research and development costs by issuance of common stock........     17,900,000              --              --
    Minority interests.........................................................      3,895,669      (3,308,552)    (59,335,974)
    Deferred income taxes......................................................     (2,812,500)     (1,156,000)    216,903,000
    Issuance of common stock to employees by related party.....................        390,000              --              --
    Gain on derivative instrument..............................................             --              --        (516,610)
    Gain on sale of investment.................................................             --              --    (231,032,051)
    Gain on sales of subsidiary................................................             --              --    (350,343,786)
    Net realized gains from sales of marketable securities and investments.....             --              --     (29,476,446)
    Changes in assets and liabilities:
          Accounts receivable..................................................    (20,909,084)    (68,108,153)    (52,643,463)
          Other current assets.................................................     (9,138,112)    (24,214,249)    (40,718,219)
          Other assets.........................................................     (1,359,248)     (6,770,740)     12,524,075
          Notes receivable.....................................................        485,810              --              --
          Trade accounts payable...............................................     18,141,813      39,056,078      81,262,113
          Accrued expenses.....................................................        878,017       1,290,649      29,735,880
          Deferred revenue.....................................................      6,732,370       4,034,445      34,025,765
          Interest payable.....................................................      4,063,120      (2,377,836)     (1,549,528)
          Other current liabilities............................................       (375,626)      2,176,909     (12,357,263)
          Other................................................................       (262,376)      1,830,450        (749,209)
                                                                                 -------------   -------------  --------------
Net cash provided by (used in) operating activities............................     30,603,345     (18,296,354)    (77,069,751)

Investing activities
Purchases of property, plant and equipment.....................................    (41,332,835)    (48,097,692)   (101,192,121)
Purchase of trademark..........................................................             --      (5,000,000)             --
Issuance of notes receivable...................................................    (23,595,526)    (13,423,462)             --
Investments and acquisitions...................................................             --     (10,735,031)    (38,802,726)
Collection of notes receivable.................................................             --      14,040,147       9,523,754
Payments for the purchase of InterExchange, Inc................................    (20,588,000)             --              --
Net purchases of marketable securities.........................................    (60,308,768)    (17,560,887)     (7,058,853)
Proceeds from sale of subsidiary, net..........................................             --              --     115,434,000
                                                                                 -------------   -------------  --------------
Net cash used in investing activities..........................................   (145,825,129)    (80,776,925)    (22,095,946)

Financing activities
Proceeds from issuance of Series A Preferred stock and warrants by Net2Phone...             --      29,900,000              --
Proceeds from exercise of stock options for Net2Phone..........................             --       1,334,000       8,172,042
Proceeds from exercise of warrants for Net2Phone...............................             --         437,870              --
Payment of debt issuance costs.................................................             --      (4,475,029)             --
Distribution to minority shareholder...........................................             --      (6,079,274)     (3,179,288)
Proceeds from borrowings.......................................................    110,668,294     115,945,551      13,897,620
Payment of financing costs.....................................................     (3,561,070)             --              --
Proceeds from exercise of warrants.............................................        530,608         923,914         117,704
Proceeds from exercise of stock options........................................      5,297,171       7,966,698      14,534,520
Repayment of capital lease obligations.........................................     (2,665,084)     (5,348,909)     (9,833,000)
Repayments of borrowings.......................................................     (5,698,462)   (103,911,582)   (108,145,550)
Proceeds from sale of common stock.............................................    118,259,533              --     128,648,740
Proceeds from offerings of common stock by Net2Phone...........................             --              --     261,188,837
Collection of loans to stockholders by Net2Phone...............................             --              --         627,049
Proceeds from minority investment in subsidiary................................             --              --       5,000,000
Payments to repurchase common stock............................................             --              --    (101,887,414)
                                                                                 -------------   -------------  --------------
Net cash provided by financing activities......................................    222,830,990      36,693,239     209,141,260
                                                                                 -------------   -------------  --------------
Net increase (decrease) in cash................................................    107,609,206     (62,380,040)    109,975,563
Cash and cash equivalents at beginning of year.................................      7,674,313     115,283,519      52,903,479
                                                                                 -------------   -------------  --------------
Cash and cash equivalents at end of year.......................................  $ 115,283,519   $  52,903,479   $ 162,879,042
                                                                                 =============   =============  ==============
Supplemental disclosure of cash flow information:
                                                                                 =============   =============  ==============
Cash payments made for interest................................................  $   2,036,000   $  13,483,000   $  10,073,542
                                                                                 =============   =============  ==============
Cash payments made for income taxes............................................  $          --   $     235,000   $   1,050,000
                                                                                 =============   =============  ==============
Supplemental schedule of non-cash activities:
Accrued interest converted to equity...........................................  $     121,000   $          --   $          --
                                                                                 =============   =============  ==============
Purchase of fixed assets by capital lease......................................  $  12,448,000   $  11,899,000   $  45,541,253
                                                                                 =============   =============  ==============
Notes payable converted to equity..............................................  $   8,534,000   $          --   $          --
                                                                                 =============   =============  ==============

                            See accompanying notes.

                                IDT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 2000

1.     Summary of Significant Accounting Policies

  Description of Business

     IDT Corporation ("IDT" or the "Company") is a multinational telecommunications carrier that provides a broad range of services to its wholesale and retail customers world wide. The Company provides its customers with integrated international and domestic long distance, prepaid calling cards, Internet access, and through Net2Phone, Inc. ("Net2Phone"), a majority-owned subsidiary, Internet telephony services. The Company also sells prepaid calling cards to distributors.

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

     The effect of any changes in IDT's ownership interests resulting from the issuance of equity capital by consolidated subsidiaries or equity investees to unaffiliated parties is included in gain on sales of subsidiary stock.

  Reclassifications

     Certain prior year amounts have been reclassified to conform to current year presentation.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

  Revenue Recognition

     Telecommunication, Internet telephony service, Internet subscription service and debit card revenues are recognized as service is provided. Equipment sales are recognized when installation is completed. Prepayments for services are deferred and recognized as revenue as the services are provided.

     Sales of equipment with software necessary to provide the Company's services are accounted for in accordance with the American Institute of Certified Public Accountants' Statement of Position of 97-2, Software Revenue Recognition. Revenue on such sales is recognized when such products are delivered, collection of payments are assured and there are no significant future obligations.

  Direct Cost of Revenue

     Direct cost of revenue consists primarily of telecommunication costs, connectivity costs and the cost of equipment sold to customers. Direct cost of revenue excludes depreciation and amortization.

                                IDT CORPORATION

  Property, Plant and Equipment

     All property, plant and equipment is depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are depreciated using the straight line method the over the term of the lease or estimated useful life of the assets, whichever is shorter. Computer software is amortized over the shorter of five years or the term of the related agreement. Buildings are depreciated over the estimated 30 year useful lives.

  Trademark and Patents

     Costs associated with obtaining the right to use trademarks and patents owned by third parties are capitalized and amortized on a straight-line basis over the term of the trademark licenses and patents.

  Subscriber Acquisition Costs and Advertising

     Subscriber acquisition costs including sales commissions, license fees and production and shipment of starter packages are expensed as incurred.

     The Company expenses the costs of advertising as incurred. Typically, Net2Phone purchases banner advertising on other companies' web sites pursuant to contracts that have one to three year terms and may include the guarantee of (i) a minimum number of impressions, (ii) the number of times that an advertisement appears in pages displayed to users of the web site, or (iii) a minimum amount of revenue that will be recognized by Net2Phone from customers directed to Net2Phone's web site as a direct result of the advertisement. Net2Phone recognizes banner advertising expense with respect to such advertising ratably over the period in which the advertisement is displayed. In addition, some agreements require additional payments as additional impressions are delivered. Thus, additional payments are expensed when the impressions are delivered.

     In one case, Net2Phone entered into an agreement with no specified term of years. In this case, the Company amortizes as expense the lessor of (i) the number of impressions to date/minimum guaranteed impressions, or (ii) revenue to date/minimum guaranteed revenue as a percentage of the total payments.

     For the years ended July 31, 1998, 1999 and 2000, advertising expense totaled approximately $5,632,000, $10,454,000 and $46,722,000, respectively.

     In addition, for the quarter ended July 31, 2000, the Company incurred approximately $28 million of costs to terminate advertising arrangements. These termination costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

  Software Development Costs

     Costs for the internal development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. For the years ended July 31, 1998, 1999 and 2000, research and development costs totaled approximately $481,000, $757,000 and $4,692,000, respectively.

  Capitalized Internal Use Software Costs

     The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. These costs consist of payments made to third parties and the salaries of employees working on such software development. At July 31, 1999 and 2000, the Company has capitalized $4,065,000 and $8,593,000, respectively, of internal use software costs as computer software.

                                IDT CORPORATION

  Long-Lived Assets

     In accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company reviews the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The analysis of the recoverability utilizes undiscounted cash flows. The measurement of the loss, if any, will be calculated as the amount by which the carrying amount of the asset exceeds the fair value.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are carried at cost which approximates market value. At July 31, 1999 and 2000, the Company has 79% and 66%, respectively, of its cash and cash equivalents in three financial institutions.

  Marketable Securities

     Marketable securities consist of equity securities and U.S. Government Agency Obligations and commercial paper. Certain debt securities held by Net2Phone, with original maturities of greater than three months at the time of purchase are classified as held to maturity and are carried at amortized cost. Interest on these securities is included in interest income as earned.

     During fiscal 2000, IDT sold approximately $55,000,000 of held-to-maturity securities prior to their maturity dates and recorded a loss of approximately $1,200,000. The securities were sold to fund certain transactions. In connection with these sales, marketable securities with a cost basis of approximately $22,000,000 were reclassified as available-for-sale and through July 31, 2000, unrealized losses of approximately $850,000 have been included in accumulated other comprehensive income at July 31, 2000.

  Inventory

     Inventories are stated at the lower of cost or market. Cost is computed on a specific identification basis.

  Goodwill and Other Intangible Assets

     Goodwill is amortized over 5 to 20 years using the straight-line method. Other intangible assets consists of core programming technology and assembled workforce which are amortized over 32 to 35 months, and 48 to 54 months, respectively. The Company systematically reviews the recoverability of its acquired intangible assets for each acquired entity to determine whether an impairment may exist. Upon a determination that the carrying value of acquired intangible assets will not be recovered from the undiscounted future cash flows of the acquired business, the carrying value of such acquired intangible assets would be considered impaired and would be reduced by a charge to operations in the amount of the impairment.

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

                                IDT CORPORATION

 Current Vulnerability Due to Certain Concentrations

  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities, trade receivables and notes receivable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. At July 31, 1999, the Company has 90% of its notes receivable with one company, and 11% of its accounts receivable balance with one company. At July 31, 2000, the Company has 43% of
its notes receivable with two companies and   9% of the  of its accounts
receivable with one company.

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

  The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

  Notes receivable: For notes receivable which are short-term or have variable interest rates, fair values are based on carrying values. The fair values of notes receivable with fixed interest rates with long-term maturities are estimated using discounted cash flow analysis, using interest rates currently offered for notes with similar terms to borrowers of similar credit quality. The fair values of notes receivable at July 31, 1999 and 2000 approximates $17,082,000 and $11,631,000, respectively.

  Notes payable: For notes payable which are short-term or have variable interest rates, fair values are based on carrying values. The fair values of notes payable with fixed interest rates with long-term maturities are estimated using discounted cash flow analysis using interest rates that are currently being offered on similar instruments. The fair values of the notes payable at July 31, 1999 and July 31, 2000 approximate carrying values, due to their variable rates of interest.

 Segment Disclosures

  The Company uses the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance.

 Stock Based Compensation

  The Company accounts for stock options issued to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Compensation expense for stock options issued to employees is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount employees must pay to acquire the stock.

  The Company applies the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based
Compensation, with respect to stock options issued to the Company's employees.

                                IDT CORPORATION

  In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25. The Interpretation, was adopted prospectively as of July 1, 2000.

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

2.   Marketable Securities

  The following is a summary of the marketable securities at July 31, 2000:

                                                              Gross
                                        Carrying            Unrealized      Gross Unrealized
                                         Amount               Gains               Losses            Fair Value
Short term:
Held-to-maturity securities
U.S. Government Agency
Obligations                           $  9,500,000            $1,775              ($12,500)        $  9,489,275
Commercial paper                        49,642,518                17               (45,568)          49,596,967
                                      ------------            ------             ---------         ------------
                                        59,142,518             1,792               (58,068)        $ 59,086,242
                                      ------------            ------             ---------         ------------

Available-for-sale securities
U.S. Government Agency
Obligations                             23,096,425                --                    --           23,096,425
Terra common stock                     147,920,654                --                    --          147,920,654
                                      ------------            ------             ---------         ------------
                                       230,159,597             1,792               (58,068)         230,103,321
                                      ------------            ------             ---------         -------------

Long term:
Held-to-maturity securities
U.S. Government Agency
Obligations                              5,000,000                --               (21,200)           4,978,800
                                                              ------
Commercial paper                        17,942,877                --               (37,877)          17,905,000
                                      ------------            ------             ---------         ------------
                                        22,942,877                --               (59,077)          22,883,800
                                      ------------            ------             ---------         ------------

Available-for-sale securities
WebEx common stock                       5,331,518                                                    5,331,518
Yahoo! common stock                    104,003,109                --                    --          104,003,109
                                      ------------            ------             ---------         ------------
                                       132,277,504                --               (59,077)         132,218,427
                                      ------------            ------             ---------         ------------
                                      $362,437,101            $1,792             ($117,145)        $362,321,748
                                      ============            ======             =========         ============

                                IDT CORPORATION

3.  Notes Receivable

  In May 1998, the Company entered into an agreement with a telecommunication company to provide it with a $25,000,000 revolving credit facility (the "Facility"). The Facility bore interest at a rate of 5% per annum. The unpaid principal and accrued interest on the Facility were payable in quarterly installments, as defined in the agreement, which payments commenced on February 1, 1999. As of July 31, 1999, the outstanding balance on the Facility of approximately $19,000,000 was included in notes receivable. In October 1999, the Facility's remaining principal balance was repaid in full.

4.  Property, Plant and Equipment

  Property, plant and equipment consists of the following:

                                                                               July 31
                                                                    ------------------------------
                                                                        1999              2000
                                                                    ------------      ------------
         Equipment.............................................     $100,145,353      $238,767,013
         Computer software.....................................       38,916,589        32,215,814
         Leasehold improvements................................        3,650,936        11,918,145
         Furniture and fixtures................................        2,447,210        10,624,846
         Land and building.....................................        6,312,190         6,326,874
                                                                    ------------------------------
                                                                     151,472,278       299,852,692
         Less accumulated depreciation and amortization........      (37,349,355)      (74,214,413)
                                                                    ------------      ------------
         Property, plant and equipment, net....................     $114,122,923      $225,638,279
                                                                    ============      ============

  Fixed assets under capital leases aggregate approximately $30,469,000 and $71,835,000 at July 31, 1999 and 2000, respectively. The accumulated amortization related to these assets under capital leases is approximately $8,266,000 and $17,756,000 at July 31, 1999 and 2000, respectively.

5.  Intangible Assets

  Intangible assets consist of the following at July 31:

                                                                           1999               2000
                                                                       ------------------------------
    Core technology and patents ..................................     $ 21,200,000      $ 35,100,000
    Assembled workforce...........................................        2,300,000         3,317,000
    Goodwill......................................................      110,822,000       156,639,000
                                                                       ------------------------------
                                                                        134,322,000       195,056,000
                                                                       ------------------------------
     Accumulated amortization.....................................      (16,956,000)      (32,823,000)
                                                                       ------------------------------
                                                                       $117,366,000      $162,233,000
                                                                       ============      ============

                                IDT CORPORATION

6.  Notes Payable

 Notes payable consists of the following:

                                                        July 31
                                             ----------------------------
                                                 1999            2000
                                             ------------    ------------
     Senior Notes (A).....................   $    380,000    $    380,000
     Senior Credit facilities (B).........    108,146,000              --
     Promissory note (C)..................      7,367,000       4,768,000
     Promissory notes (D).................             --      16,942,000
     Promissory notes (E).................             --       4,800,000
     Promissory notes (E).................             --       6,537,000
     Other................................      1,833,000       1,351,000
                                             ------------    ------------
                                              117,726,000      34,778,000
                                             ------------    ------------
     Less notes payable--current portion..     (4,753,000)    (22,604,000)
                                             ------------    ------------
     Notes payable--long-term portion.....   $112,973,000    $ 12,174,000
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

(B) On May 10, 1999, the Company obtained a Senior Secured Credit Facility ("Credit Facility") from a consortium of financial institutions. The
    Credit Facility, as amended, consisted of a $25,000,000 revolving line of credit, maturing on May 9, 2003, a $60,000,000 multi-draw term loan, payable in equal quarterly principal payments commencing February 2001, and ending May 9, 2003, and a $75,000,000 single-draw term loan, requiring payments of 1% of the principal balance for the first four years, and the remaining principal balance in four equal quarterly payments thereafter. The Credit Facility bore interest at base rates, as defined, plus 2.50% to 3.50%. The Credit Facility was collateralized by 100% of the capital stock of IDT's domestic subsidiaries, and other assets. At July 31, 1999, $25,000,000 of the revolving line of credit and $26,854,000 of the $60,000,000 multi-draw term loan remained unused. During the second quarter ended January 31, 2000, the Company repaid all of the outstanding principal balance together with accrued interest. The Company recorded a pre-tax extraordinary loss in connection with the repayment of $4,870,452 during the year ended July 31, 2000.

(C) On May 6, 1999, the Company entered into a $7,800,000 promissory note with a financing company. The note is payable in 36 monthly installments commencing on June 1, 1999, and bears an adjustable interest rate indexed to the one month LIBOR rate. The promissory note is collateralized by certain equipment of the Company.

(D) On June 30, 2000, the Company completed the acquisition of a 100% interest in CTM Brochure Display, Inc. ("CTM"), a brochure distribution company. In connection with the acquisition, the Company issued promissory notes to the former shareholders in the aggregate amount of $16,942,000. The notes bear interest at the rate of 9.50% per annum. The principal balance on the notes, together with accrued interest, are payable in equal monthly installments through June 30, 2001.

(E) The promissory notes were issued in connection with Net2Phone's Aplio acquisition (Note (13)) and bear interest at an annual rate of 6.53%. The Company is required to pay $1,961,235 of the notes on March 31, 2001 and the remaining principal balance of $4,576,215 plus all accrued and unpaid interest on January 31, 2002. In addition Net2Phone is required to pay the former Aplio shareholders $4.8 million over 18 months from the date of sale.

                                IDT CORPORATION

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

  Annual future principal repayments of long-term debt for the five years subsequent to July 31, 2000 consist of $22,604,000 due in fiscal 2001, $11,829,000 due in fiscal 2002, and $345,000 due in fiscal 2003.

7.  Related Party Transactions

  In connection with the incorporation of Net2Phone in October 1997, Net2Phone and the Company entered into a separation agreement in May 1999 under which the transactions and agreements necessary to govern the relationship between the two companies to effect their separation were determined.

  During the periods prior to the signing of the aforementioned agreements, service costs were generally allocated based upon a percentage of total revenue earned or payroll expense incurred by Net2Phone. These allocated costs approximate the amounts that would have been charged under the intercompany agreements if they had been in effect during such periods.

8.  Income Taxes

  Significant components of the Company's deferred tax assets and liabilities consists of the following:

                                                                           July 31,
                                                                ----------------------------
                                                                     1999           2000
                                                                -----------    -------------
     Deferred tax assets:
           Unrealized losses on securities.................    $          -    $  34,484,000
           Bad debt reserve................................       3,045,000        5,331,000
           Exercise of stock options.......................       7,926,000        3,277,000
           Reserves........................................               -        4,500,000
           Other  .........................................         285,000          289,000
                                                                -----------    -------------
     Deferred tax assets...................................      11,256,000       47,881,000

     Deferred tax liabilities:
           Gain on sales of subsidiary stock...............               -      (97,830,000)
           Partnership.....................................               -      (92,413,000)
           Depreciation....................................      (2,760,000)     (14,466,000)
           Identifiable intangibles........................      (5,137,500)      (1,728,000)
           Other...........................................                      (10,216,000)
                                                                -----------    -------------
     Deferred tax liabilities..............................      (7,897,500)    (216,653,000)
                                                                -----------    -------------
                  Net deferred tax assets (liabilities)....     $ 3,358,500    $(168,772,000)
                                                                ===========    =============

  No valuation allowance on the net deferred tax assets has been established as the realization of such net deferred tax assets is considered to be more likely than not.

                                IDT CORPORATION

 The provision (benefit) for income taxes consists of the following for the years ended July 31:


                                                    1998          1999        2000
                                               -----------    ----------  ------------

    Current:
      Federal...............................   $        --    $  400,000  $         --
      State and local and foreign  .........       200,000            --            --
                                               -----------    ----------  ------------
                                                   200,000       400,000      (395,000)
                                               -----------    ----------  ------------
    Deferred:
      Federal...............................    (2,207,000)    3,768,000   175,191,000
      State and local.......................      (605,500)      995,000    41,712,000
                                               -----------    ----------  ------------
                                                (2,812,500)    4,763,000   216,903,000
                                               -----------    ----------  ------------
                                               $(2,612,500)   $5,163,000  $216,508,000
                                               -----------    ----------  ------------


  The income statement classification of the provision (benefit) for income taxes consists of the following at July 31:


                                                                      1998              1999              2000
Income tax provision (benefit) attributable to                    $(2,523,500)      $ 7,253,000      $218,403,000
 continuing operations........................................
Income tax benefit attributable to extraordinary loss.........        (89,000)       (2,090,000)       (1,895,000)
                                                                  -----------       -----------      ------------
                                                                  $(2,612,500)      $ 5,163,000      $216,508,000
                                                                  ===========       ===========      ============

  The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provides are as follows:

                                                              1998              1999              2000
                                                           -----------       -----------      ------------
      Federal income tax at statutory rate............     $   281,000       $(3,842,000)     $137,513,000
      Purchased research and development..............       6,240,000                --                --
      Change in valuation allowance...................      (9,294,000)               --                --
      Losses for which no benefit provided............              --         6,110,000        32,703,000
      Non-deductible expenses.........................              --         2,226,000        17,625,000
      State and local and foreign income tax..........         369,500           647,000        28,612,000
      Other, net......................................        (209,000)           22,000            55,000
                                                           -----------       -----------      ------------
                                                           $(2,612,500)      $ 5,163,000      $216,508,000
                                                           ===========       ===========      ============

9.    Stockholders' Equity

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

                                IDT CORPORATION

 Warrants

  In July 1997, the Company issued warrants to purchase 35,906 shares of its common stock at $8.34 per share and 63,098 shares of its common stock at $6.96 per share to a leasing company in connection with a capital lease. During the years ended July 31, 1998 and 1999, all of such warrants were exercised.

  In September 1997, the Company issued warrants to purchase 75,000 shares of the Company's common stock at $15.16 per share to placement agents in connection with a private placement of $7,500,000 in convertible debentures. The holders of these warrants exercised warrants to purchase 35,003 and 12,234 shares, respectively, of the Company's common stock in Fiscal 1998, and 1999. During the year ended July 31, 2000 all of the remaining warrants were exercised.

 Stock Options

  Prior to March 15, 1996, the Company had an informal stock option program whereby employees were granted options to purchase shares of common stock. Under this informal program, options to purchase 2,158,770 shares of Common stock were granted.

   The Company adopted a stock option plan as amended (the "Option Plan") for officers, employees and non-employee directors to purchase up to 6,300,000 shares of the Company's common stock. In September 2000, the Board of Directors of the Company approved an amendment to the Option Plan to reserve for issuance 3,000,000 shares of Class B stock. Class B stock will have 1/10 the voting rights of the Company's common shares. Generally, options become exercisable over vesting periods up to six years and expire ten years from the date of grant

  On February 15, 1997, the Company canceled 1,272,250 outstanding options with an exercise price of $10.00 and granted new options with an exercise price at the market value on that date of $7.75. On April 16, 1997, the Company canceled 603,500 outstanding options with an exercise price of $7.75 and granted new options with an exercise price at the market value on that date of $4.375.

 A summary of stock option activity under the Company's stock option plan is as follows:

                                                                          Weighted
                                                                          Average
                                                          Shares       Exercise Price
                                                        -----------    --------------
               Outstanding at July 31, 1997.........    $ 4,399,026        $ 3.89
               Granted..............................      1,270,300         14.00
               Exercised............................     (1,615,366)         3.28
               Forfeited............................       (839,325)         5.00
                                                        -----------    --------------
               Outstanding at July 31, 1998.........      3,214,635          7.90
               Granted..............................      1,136,241         15.21
               Exercised............................       (696,840)         5.86
               Canceled.............................        (58,000)        14.85
               Forfeited............................         (8,070)         8.27
                                                        -----------    --------------
               Outstanding at July 31, 1999.........      3,587,966         10.50
               Granted..............................      4,425,543         19.96
               Exercised............................     (1,310,700)        11.09
               Canceled.............................        (47,500)        17.72
               Forfeited............................        (15,750)        21.85
                                                        -----------    --------------
               Outstanding at July 31, 2000.........      6,639,559        $16.61
                                                        ===========    ==============

                                IDT CORPORATION

  The following table summarizes the status of stock options outstanding and exercisable at July 31, 2000:

                                  Stock Options Outstanding
                            ---------------------------------------
                                          Weighted-      Number of
        Range of                          Remaining        Stock
        --------              Number     Contractual      Options
     Exercise Prices        of Options       Life       Exercisable
     ---------------        ----------   -----------    -----------

    $ 0.21 - $ 0.21.......     292,150       4.0          292,150
    $ 0.41 - $ 0.41.......       8,816       4.7            8,816
    $ 0.83 - $ 0.83.......      40,500       4.0           40,500
    $ 1.65 - $ 1.65.......      15,000       4.7           15,000
    $ 4.38 - $ 5.25.......     389,200       6.6          389,200
    $ 6.88 - $10.00.......     610,825       6.5          464,325
    $11.25 - $16.00.......   1,631,633       8.5          419,903
    $17.44 - $24.25.......   3,000,185       9.3          198,449
    $26.25 - $37.02.......     651,250       9.1          195,000
                             ---------                  ---------
                             6,639,559                  2,023,343
                             =========                  =========

  The weighted average fair value of options granted was $4.46, $9.26 and $14.84 for the years ended July 31, 1998, 1999, and 2000, respectively.

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

                                                                                          July 31
                                                                               -----------------------------
                                                                                1998       1999        2000
                                                                               ------     -------    -------
       Assumptions
       Average risk-free interest rate.....................................      5.92%      4.67%      6.49%
       Dividend yield......................................................        --         --         --
       Volatility factor of the expected market price of the Company's
          common stock.....................................................        84%        84%        81%
       Average life........................................................    5 years    5 years    5 years

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

  For purposes of pro forma disclosures, the estimated fair value of the options under SFAS 123 is amortized to expense over the options' vesting period. For the years ended July 31, 1998, 1999 and 2000, pro forma net income (loss) and pro forma net income (loss) income per share under SFAS 123 amounted to approximately $(11,082,000), $(53,295,000) and $214,285,657, respectively, and
$(0.39), $(1.59) and $6.12, respectively.

  During the year ended July 31, 2000, the Company modified stock options granted for certain employees of the Company to accelerate or extend their terms. Accordingly, the Company recorded additional compensation expense of approximately $985,000.

                                IDT CORPORATION

 Net2Phone Stock Options

  In the fourth quarter of fiscal 1999, Net2Phone granted options to purchase 8,811,500 shares of its common stock at exercise prices ranging from $3.33 to $15.00 per share to its employees and employees of IDT. In connection with the exercise of these options, Net2Phone extended $3,149,900 of recourse loans to its employees. In order to obtain the loans, optionees agreed to the cancellation of 23,382 outstanding options.

  During the quarter ended July 31, 2000, stock options issued to certain officers and employees of Net2Phone were accelerated in accordance with the original stock option awards and as a result Net2Phone recorded approximately $12.5 million in compensation charges as a result of the acceleration. During the quarter ended July 31, 2000, stock options issued to certain officers and employees of IDT were modified and as a result, Net2Phone recorded $18.3 million in compensation charges.

 Net2Phone Series A Stock

  On May 13, 1999, Net2Phone designated 3,150,000 shares of its preferred stock as Series A ("Series A Stock") and sold 3,140,000 of such shares to unrelated third parties in a private placement transaction for aggregate gross proceeds of $31,400,000.

 Public Offerings and Other Transactions

  On February 3, 1998, the Company completed a public offering of 5,093,750 shares of its common stock for $24.875 a share. The Company realized net proceeds of approximately $115.4 million from this offering.

  On August 3, 1999, Net2Phone completed an initial public offering of 6,210,000 shares of common stock at an initial public offering price of $15.00 per share, resulting in net proceeds of approximately $85.3 million. Upon completion of the initial public offering, 3,140,000 shares of Net2Phone Series A Preferred Stock were converted into 9,420,000 shares of Net2Phone Class A Stock. As a result of the initial public offering and concurrent conversion of Series A Stock to Class A stock, the Company's ownership percentage in Net2Phone decreased from approximately 90.0% to approximately 56.2%. In connection with such offering, the Company recorded a gain on sale of stock by a subsidiary of approximately $65,464,000. Such gain is included in gain on sales of subsidiary stock for the year ended July 31, 2000.

  In December 1999, the Net2Phone completed a secondary offering of 6,300,000 shares of common stock at a price of $55.00 per share. In connection with the offering, IDT also sold 2,200,000 share of Net2Phone common stock at $55.00 per share. Proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses were approximately $292.8 million. The Company's ownership percentage in Net2Phone before and after these transactions decreased from 56.4% to 47.97%. The Company recorded gains on sales of stock by a subsidiary of approximately $182,594,000 in connection with these offerings. Such gains are included in gain on sales of subsidiary stock for the year ended July 31, 2000.

  In March 2000, the Company acquired 806,452 shares of Yahoo! Inc. in exchange for 2,777,778 shares of the Net2Phone common stock at a then equivalent market value of approximately $150,000,000. In connection with the transaction, the Company recorded a gain on sale of subsidiary stock of $102,286,000.

 Stock Buyback Program

  During the year ended July 31, 2000 the Board of Directors of the Company authorized the repurchase of up to ten million shares of the Company's common stock. As of July 31, 2000, the Company had repurchased and retired approximately 3.1 million shares of common stock for an aggregate consideration of approximately $101.9 million.

                                IDT CORPORATION

 Liberty Media Transaction

  On March 27, 2000, Liberty Media Group agreed to purchase approximately 9.9% of the equity of IDT, equal to approximately 3,775,000 shares of IDT's common stock exchangeable for shares of Class B common stock. On June 6, 2000, Liberty Media Group completed the purchase of 3,728,949 shares of IDT's common stock at $34.50 per share, resulting in aggregate cash consideration of approximately $128.6 million. Liberty Media also has the right to nominate a director for election to the IDT Board of Directors.

 Terra Networks Transaction

  In October 1999, IDT entered into a joint venture agreement with Terra Networks, S.A. ("Terra") pursuant to which the two parties formed two limited liability companies to provide Internet services and products to customers in the United States. One company was formed to provide internet access to customers and the other company was formed to develop and manage an internet portal that will provide content-based Internet services. IDT's 49% interest in the Internet access company was accounted for using the equity method of accounting. The equity method was used since IDT had significant influence, but less than a controlling voting interest. IDT's 10% interest in the Internet portal company was accounted for at cost. The cost method was used since IDT did not have a controlling voting interest, or an ownership or voting interest so large as to exert significant influence, and the venture was not publicly traded. On April 30, 2000, the Company sold its interests in the two joint ventures for the right to receive 3,750,000 shares of Terra common stock. The Company recognized a pre-tax gain of approximately $231.0 million in connection with this transaction for the year ended July 31, 2000.

10.  Commitments and Contingencies

 Legal Proceedings

  In October 1999, Union commenced an action against DigiTEC 2000, Inc. ("DigiTEC") and TecNet, Inc. ("TecNet") in the Supreme Court of the State of New York, County of New York, alleging damages of approximately $725,000 based upon, among other things, non-payment for prepaid calling cards. DigiTEC and TecNET have answered the complaint and DigiTEC has asserted a third-party claim against IDT seeking damages of $2.5 million dollars based upon IDT's alleged breach of a settlement agreement between IDT and DigiTEC which had resolved a prior litigation between those parties. The court adjourned the return date without assigning a specific return date for IDT to answer the Third-Party Complaint, subject to DigiTEC's right to make a written thirty day demand for an Answer. This action is currently in the early stages of discovery.

  In February 2000, IDT Europe B.V.B.A., a subsidiary of IDT, filed a Complaint against Tyco Group S.A.R.L. ("Tyco") and Tyco Submarine Systems, Ltd. ("TSSL") in the United States District Court, Newark, New Jersey, alleging breach of implied covenant of good faith and fair dealing and breach of contract for breaching a Memorandum of Understanding and Instruction to Proceed entered into on November 9, 1999. IDT sought to enjoin and restrain Tyco and TSSL from undertaking contrary business activity inconsistent with the Memorandum of Understanding and Instruction to Proceed and sought compensatory, consequential and punitive damages. On March 24, 2000, Tyco filed an answer and a motion to dismiss the action for lack of subject matter jurisdiction and Tyco, TSSL, Tyco International Ltd., Tyco International (US) Inc., and Tycom Ltd. filed suit against IDT Europe B.V.B.A. and IDT in the Supreme Court for New York county. The suit alleges breach of contract and tortious interference with prospective business relations and seeks declaratory and/or injunctive relief. The plaintiffs are seeking compensatory damages in an undefined amount and punitive damages in the amount of $3 billion. On April 13, 2000, IDT filed a motion to dismiss the action for lack of personal jurisdiction and failure to state a claim, on which a hearing was scheduled for June 19, 2000. On June 7, 1999, the United States District Court in Newark, New Jersey dismissed IDT's complaint for lack of federal court jurisdiction. On June 14, 2000, IDT filed a substantially similar action in the New Jersey state court.

                                IDT CORPORATION

  On October 10, 2000, IDT reached a full and final settlement with Tyco of all pending claims brought against one another and their respective affiliates. The settlement agreement is the subject of a confidentiality agreement among the parties and only the following disclosure by IDT is permitted under the terms of that agreement.

  Under the terms of the settlement, Tycom Ltd. ("TyCom") granted to IDT Europe B.V.B.A. ("IDT Europe"), free of charge, certain exclusive rights to use capacity on the transatlantic and transpacific segments of TyCom's global undersea fiber optic network (the "TyCom Global Network") which TyCom is currently deploying. The settlement agreement provides for IDT Europe to obtain exclusive indefeasible rights to use 2 (two) 10 Gb/s wavelengths on the transatlantic segment and 2 (two) 10 Gb/s wavelengths on the transpacific segment for fifteen years from the applicable Handover Dates (as described below). TyCom previously announced that it expects the TyCom transatlantic network to be ready for service in September of 2001 and the TyCom transpacific network to be ready for service in the second quarter of 2002, the respective "Ready for Service Dates." Under the terms of the settlement agreement, the Handover Dates for the wavelengths on the transatlantic segment are six months (for the first wavelength) and 18 months (for the second wavelength), respectively, after the Ready for Service Date of the TyCom transatlantic network and the Handover Dates for the wavelengths on the transpacific segment are six months (for the first wavelength) and 18 months (for the second wavelength), respectively, after the Ready for Service Date of the TyCom transpacific network. Operation, administration and maintenance for the wavelengths used by IDT will be provided by TyCom for a fifteen year period after the relevant Handover Date, free of charge. TyCom has also granted IDT certain rights to resell any unused capacity on the wavelengths through TyCom as its sole and exclusive agent. In addition, IDT will also have the option, exercisable at least annually, to convert the available capacity on its wavelengths to available equivalent capacity on another portion of the Tycom Global Network.

  In February 2000, Multi-Tech Systems, Inc. ("Multi-Tech") filed suit against Net2Phone and other companies in the United States Federal District Court in Minneapolis, Minnesota. In its press release, Multi-Tech stated that "the defendant companies are infringing because they are providing the end users with the software necessary to simultaneously transmit voice and data on their computers in the form of making a phone call over the Internet." Net2Phone intends to defend the lawsuit vigorously. Net2Phone believes that the Multi-Tech claims are without merit. However, should a judge issue an injunction against Net2Phone requiring that Net2Phone cease distributing its software or providing its software-based services, such an injunction could have an adverse effect on Net2Phone's business. Net2Phone has filed an answer and this action is currently in the early stages of discovery.

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

 Lease Obligations

  The future minimum payments for all capital and operating leases as of July 31, 2000 are approximately as follows:

               Year ending July 31:                                   Operating        Capital
                                                                       Leases           Leases
                                                                     ------------    ------------
                 2001............................................    $  9,215,000    $ 16,646,000
                 2002............................................       8,471,000      16,595,000
                 2003............................................       7,772,000      14,182,000
                 2004............................................       7,539,000      11,071,000
                 2005............................................       7,233,000       6,233,000
                 Thereafter......................................     112,628,000              --
                                                                     ------------    ------------
                 Total payments..................................    $152,858,000      64,727,000
                                                                     ============
                 Less amount representing interest...............                      (7,247,000)
                 Less current portion............................                     (13,540,000)
                                                                                     ------------
                 Capital lease obligations--long-term portion....                    $ 43,940,000
                                                                                     ============

  Rental expense under operating leases was approximately $1,225,000, $2,821,000 and $6,857,000 for the years ended July 31, 1998, 1999 and 2000, respectively.

 Commitments

  For the years ended July 31, 1998 and 1999, the Company had an agreement with a supplier of telecommunications services ("Vendor") which began in August 1994. Under such agreement, the Vendor bills

                                IDT CORPORATION
and collects, on behalf of the Company, for long distance telephone services provided to the Company's customers. The Company is responsible for all uncollected receivables. The Company purchased approximately $5,997,000 and $10,214,000 during 1998 and 1999, respectively, of such services from the Vendor.

  The Company has entered into agreements with certain carriers to buy and sell communications services. At July 31, 2000, the Company's minimum purchase commitments related to such agreements consist of $3,127,000 in Fiscal 2001, $1,771,000 in Fiscal 2002, $500,000 in Fiscal 2003, and $194,000 in Fiscal 2004.

  In September 1998, the Company entered into a 20 year agreement with a carrier to provide the Company with nationwide bandwidth capacity and maintenance services in exchange for total payments estimated at $32.0 million.

  Net2Phone has entered into various marketing and distribution agreements under which it is obligated to make upfront and future payments. At July 31, 2000 $12,162,000 of prepayments are included in contract deposits. Future minimum payments under the agreements are:

              Fiscal 2001                             $12,643,000
              Fiscal 2002                               7,036,000
              Fiscal 2003                               1,860,000
                                                      -----------
                                                      $21,539,000
                                                      ===========

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

  The warrants are accounted for in accordance with the provisions of EITF 96-18, "Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services." Due to the uncertainty of reaching performance measures stipulated in the warrant agreement, the Company has not recorded any expense relating to the issuance of the warrant. Upon determination that the achievement of the revenue thresholds is probable, the Company will value the warrant and expense it over the remaining period until the performance criteria is met. The three revenue thresholds are $10 million, $50 million and $75 million and the term of the distribution and marketing agreement is four years. If the three incremental thresholds had been met on July 31, 2000, the Company would have expensed approximately $25.3 million.

11.  Business Segment Information

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

  The Wholesale Telecommunications Services business segment is comprised of wholesale carrier services sold to other U.S. and international carriers. The Retail Telecommunications Services business segment includes prepaid calling cards, international retail services and domestic long distance services. The Internet Services business segment includes dial-up access services and direct connect dedicated service. The Internet Telephony business segment reflects the results of the Company's majority-owned subsidiary, Net2Phone, prior to the elimination of minority interests. The Ventures business segment, new for the current fiscal year, includes new industries explored by the Company such as IDT Wireless and TV.TV.

                                IDT CORPORATION

  The Company evaluates the performance of its business segments based primarily on operating income after depreciation and amortization but prior to interest expense and income taxes; all corporate overhead is allocated to the business segments based on time and usage studies. Operating results and other financial data presented for the principal business segments of the Company for the years ended July 31, 1998, 1999 and 2000 are as follows ($ in thousands):

                                          Wholesale             Retail
                                     Telecommunications   Telecommunications   Internet    Internet
                                          Services             Services        Services   Telephony   Ventures     Total
                                     ------------------   ------------------  ---------- ----------- ----------  ----------
Year ended July 31, 1998
Total segment revenue...............   $  170,240           $  137,159        $  20,721   $  12,006              $  340,126
Less: revenues between segments.....       (3,535)                  --             (720)       (498)                 (4,753)
                                       -----------          ----------        ---------   ---------              ----------
Total unaffiliated revenue..........      166,705              137,159           20,001      11,508                 335,373

Income (loss) from operations.......        9,460                1,048           (7,030)     (2,650)                    828
Depreciation and amortization.......        4,810                3,721            4,409         871                  13,811
Total assets........................      230,998              186,000           36,415       7,827                 461,240

Year ended July 31, 1999
Total segment revenue...............   $  301,413             $395,542         $ 17,882   $  33,256              $  748,093
Less: revenues between segments.....      (12,383)                  --             (948)     (2,578)                (15,909)
                                       -----------          ----------        ---------   ---------              ----------
Total unaffiliated revenue..........      289,030              395,542           16,934      30,678                 732,184

Income (loss) from operations.......       12,596               12,283           (8,197)    (24,408)                 (7,726)
Depreciation and amortization.......       14,120               15,275            4,699       2,266                  36,360
Total assets........................      294,941              179,607           23,057      62,266                 559,871

Year ended July 31, 2000
Total segment revenue...............   $  549,213             $504,594         $ 13,768   $  72,401   $  1,638   $1,141,614

Less: revenues between segments.....      (28,695)              (2,082)            (600)    (16,326)        --      (47,703)
                                       -----------          ----------        ---------   ---------   --------   ----------
Total unaffiliated revenue..........      520,518              502,512           13,168      56,075      1,638    1,093,911

Income (loss) from operations.......      (11,458)             (33,877)         (18,112)   (125,865)   (27,298)    (216,610)
Depreciation and amortization.......       18,407               17,771            5,285       6,804        297       48,564
Total assets........................      431,659              358,656           13,145     403,202     12,393    1,219,055

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

  Revenue from customers located outside of the United States represented approximately 11%, 13% and 17% of total revenue for the years ended July 31, 1998, 1999 and 2000, respectively, with no single foreign geographic area representing more than 10% of total revenues for any period presented. Revenues are attributed to countries based on the location of the customer. Long-lived assets held outside of the United States totaled approximately $24.9 million and $24.4 million as of July 31, 1999 and 2000, respectively.

                                IDT CORPORATION

12.  Additional Financial Information

  Trade accounts payable includes approximately $57,336,000 and $96,215,000 due to Telecommunication carriers at July 31, 1999 and 2000, respectively.

13.  Acquisitions

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

  The fair value of the assets acquired and liabilities assumed from InterExchange at the date of acquisition is summarized as follows:

          Current assets.................................................  $     36,000
          Property and equipment.........................................     5,539,000
          Current liabilities............................................    (7,357,000)
          Assembled workforce............................................     2,300,000
          Core technology................................................    21,200,000
          Acquired research and development..............................    17,900,000
          Goodwill.......................................................    98,988,000
          Deferred Tax Liability on identifiable intangible assets.......    (9,400,000)
                                                                           ------------
                                                                           $129,206,000
                                                                           ============

  In connection with the acquisition of InterExchange, Inc., the Company immediately expensed the amount allocated to in-process research and development of $17.9 million in accordance with generally accepted accounting principles, as technological feasibility had not been established and the technology had no alternative future use as of the date of the acquisition.

                                IDT CORPORATION

 CTM Brochure Display, Inc. Acquisition

  On June 30, 2000, the Company acquired a 100% interest in CTM Brochure Display, Inc. ("CTM"), a brochure distribution company, for an aggregate purchase price of approximately $23,800,000. The purchase price consisted primarily of $5.1 million in cash, $16.9 million in notes payable to the former owners and the liquidation of $1,400,000 of CTM's bank debt. In connection with the transaction, the Company recorded goodwill of $23,000,000 which is being amortized over 20 years and tax liabilities of $3,000,000. The acquisition was accounted for as a purchase, and accordingly, the net assets and results of operations of the acquired business have been included in the consolidated financial statements from the date of acquisition.

 IDT/Westmintech Joint Venture

  In September 1999, a subsidiary of the Company entered into an agreement to form a joint venture with Westmintech Company, L.L.C., to provide high speed voice and data services, including without limitation local and long distance telephone service (dedicated and 1+), cable television service (cable and/or fiber optic), on line service with direct Internet access and Internet access services and various other Internet services (DSL, dedicated and dial up) and various other Internet services and other technology to the tenants of commercial and residential properties worldwide. The Company consolidates its 75% ownership interest in the joint venture.

 Aplio Acquisition

  On July 7, 2000, Net2Phone acquired all of the outstanding capital stock of Aplio, S.A ("Aplio") a company located in France with technology that enables VoIP devices. Consideration consisted of $2.9 million in cash at closing and 582,749 shares of Net2Phone's common stock which were valued at $35.50 per share, promissory notes aggregating $6.5 million, $1.1 million in acquisition related costs and $4.8 million in cash to be paid within eighteen months of the
closing of the transaction.   In addition, Net2Phone is required to pay two
contingent cash payments of $2,778,230 on July 7, 2001 and July 7, 2002. These contingent payments are dependent on certain individuals continuing their employment with Net2Phone and will be recorded as expense if and when they become due.

  Net2Phone may also be required to repurchase the shares of common stock issued to the selling shareholders on or prior to January 31, 2002 for a per share purchase price of $36.947.

  As collateral for the $4.8 million payment, Net2Phone has placed 152,390 shares of its common stock in escrow. The aggregate purchase price of $36.0 million plus the fair value of net liabilities assumed of $2.7 million totaled approximately $38.7 million which was preliminarily allocated as follows: approximately $17.5 million to goodwill, $13.9 million to technology, $2.3 million to trademark, $4.5 million to patents and $500,000 to workforce. The acquisition was accounted for as a purchase, and accordingly, the net assets and results of operations of the acquired business have been included in the consolidated financial statements from July 7, 2000, the date of acquisition.

14.  Subsequent Events

 AT&T transaction

  On March 28, 2000, IDT entered into an agreement with AT&T Corporation ("AT&T") which closed on August 11, 2000 pursuant to which IDT sold AT&T 14.9 million shares of Class A Common Stock, par value $0.01 per share, of Net2Phone ("Class A Stock"), at a price of $75 per share. In addition, AT&T purchased four million newly-issued shares of Class A Stock from Net2Phone at a price of $75 per share. Following these transactions, AT&T had a 39% voting stake and a 32% economic stake in Net2Phone for a total cash investment of approximately $1.4 billion. These transactions reduce IDT's voting stake in Net2Phone from its current 56% to 21% and its economic stake in Net2Phone from its current 45% to 17%. Accordingly, IDT has deconsolidated Net2Phone effective August 11, 2000 and accounts for it using the equity method. In addition, AT&T and IDT have reached an agreement that gives

                                IDT CORPORATION

AT&T the right of first refusal to purchase IDT's remaining stake of 10 million shares of Class A Stock. If this right is exercised, AT&T will have a 60% voting interest and a 49% economic interest in Net2Phone. AT&T will also receive the option to convert IDT's remaining 10 million shares of Class A Stock into shares of Common Stock, par value $0.01 per share, of Net2Phone ("Common Stock"). Shares of Class A Stock have two votes per share, while shares of Common Stock have one vote per share.

  On March 3, 2000, AT&T entered into an agreement with IDT granting IDT an option, for a period of 180 days, to cause AT&T to purchase 2,040,817 shares of Class B Common Stock of IDT, at a price of $36.75 per share for an aggregate purchase price of approximately $75,000,000. The option is exercisable from April 2, 2000 until the earlier of (i) 180 days following March 3, 2000 and (ii) the date IDT sells at least 12,500,000 shares of Class A Stock, $0.01 par value, of Net2Phone to a current holder of shares of such Class A Stock of Net2Phone. The Class B Common Stock will carry 1/10 of a vote per share. For a period of 18 months, if AT&T buys shares of Class A Stock from another holder of shares of Class A Stock, IDT will have the option to cause AT&T to purchase up to 5 million additional shares of its Class A Stock on the same terms and conditions. AT&T and IDT have agreed to enter into various definitive commercial arrangements for a period of three years. AT&T has the right to nominate three members to the Board of Directors of Net2Phone. Until August 1, 2003 AT&T and IDT will agree to vote their shares in favor of mutually acceptable nominees to the Board of Directors of Net2Phone. Net2Phone also granted each of AT&T and IDT a license to use Net2Phone's technologies in their own communications services.

Effective August 11, 2000 IDT will no longer consolidate Net2Phone. Summary financial information for Net2Phone as of July 31, 2000 is as follow:

Current  assets             $156,023,000
Total assets                $411,728,000
Working Capital             $106,372,000

Revenue                      $72,401,000
Operating loss             $(128,512,694)



15.  Earnings Per Share

 The following table sets forth the computation of basic and diluted earnings per share:


                                                                                  Year ended July 31

                                                                     2000                 1999                1998
                                                                --------------       --------------      --------------
Numerator:
Net Loss
Subsidiary preferred stock dividends                               230,850,036        (18,203,546)         (969,372)
Net Loss available for common stockholders                                  --        (26,297,426)               --
                                                                --------------       -------------       -------------
Denominator:                                                       230,850,036         44,500,972          (969,372)
                                                                ==============       =============       =============
Weighted average shares outstanding - basic                         34,966,400         33,529,930        28,571,421
Effect of stock options                                              2,652,952                 --                --
                                                                --------------       --------------      --------------
Weighted average shares outstanding - diluted                       37,619,351         33,529,930        28,571,421
                                                                ==============       =============       =============
Basic earnings (loss) per share                                          $6.60             ($1.33)           ($0.03)
Diluted earnings (loss) per share                                        $6.14             ($1.33)           ($0.03)

     The following securities have been excluded from the dilutive per share computation as they are antidilutive
                                                                              Year ended July 31

                                                                     2000                 1999                1998
                                                                --------------       --------------      --------------
Stock options                                                          449,500          3,587,966           3,214,635

                                IDT CORPORATION

16.

 Net2Phone subsidiary stock sales

  During the course of the year ended July 31, 2000, the Company recognized approximately $350.3 million in gains, included in gain on sales of subsidiary stock, related to Net2Phone subsidiary stock sales as follows:

  On August 3, 1999, Net2Phone, Inc. a majority owned subsidiary, completed an initial public offering of 6,210,000 shares of its common stock at a price of $15 per share, resulting in net proceeds of approximately $85.3 million. Upon completion of the initial public offering, 3,140,000 shares of Net2Phone Series A Preferred Stock were converted into 9,420,000 shares of Net2Phone Class A Stock. As a result of the initial public offering and concurrent conversion of Series A Stock to Class A Stock, IDT's ownership percentage in Net2Phone decreased from 90.0% to approximately 56.2%. This resulted in the Company recording a gain on the sale of stock by a subsidiary of approximately $65.5 million. Deferred taxes of $26.2 million have been provided on the gain.

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

  A $102.3 million pretax gain was recognized in fiscal 2000 in connection with Net2Phone's exchange of its stock for Yahoo common stock and the exercise of stock options.

                                IDT CORPORATION

        FINANCIAL STATEMENT SCHEDULE--VALUATION AND QUALIFYING ACCOUNTS

                                                                     Additions
                                                        Balance at   Charged to                     Balance
                                                        Beginning    Costs and                      at End
                    Description                         of Period     Expenses     Deductions (1)   of Period
----------------------------------------------------   -----------  ------------- --------------- --------------
1998
Reserves deducted from accounts receivable:
 Allowance for doubtful accounts....................    $3,190,000   $ 6,190,000  $ (3,125,000)    $ 6,255,000


1999
Reserves deducted from accounts receivable:
 Allowance for doubtful accounts....................    $6,255,000   $ 5,558,000  $ (4,170,000)    $ 7,643,000


2000
Reserves deducted from accounts receivable:
 Allowance for doubtful accounts....................    $7,643,000   $20,154,000  $ (1,025,000)    $26,771,000


__________
(1)  Uncollectible accounts written off, net of recoveries.