Form 10-Q
period 2000-10-31
IDT CORP
filed 2000-12-15
CIK 1005731

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------



                FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934 for the Quarterly Period
    Ended October 31, 2000

                   or

| | Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


                         Commission File Number: 0-27898

                             ----------------------

                                 IDT CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                     22-3415036
   -------------------------                      ---------------------
     (State or other                               (I.R.S. Employer
     jurisdiction of                                Identification
     incorporation or                                   Number)
      organization)

  520 Broad Street, Newark, New Jersey                          07102
-------------------------------------------                  -------------
(Address of principal executive offices)                      (Zip Code)

                                 (973) 438-1000
                 ----------------------------------------------
                    (Registrant's telephone number, including
                                   area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Common Stock, $.01 par value--26,158,172 shares as of December 14, 2000 Class A Common Stock, $.01 par value--9,897,383 shares as of December 14, 2000
  (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                                 IDT CORPORATION

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION.....................................................................       3


     Item 1.  Financial Statements (Unaudited).....................................................       3

              Condensed Consolidated Balance Sheets as of October 31, 2000
                and July 31, 2000..................................................................       3
              Condensed Consolidated Statements of Income for the three months
                ended October 31, 2000 and 1999....................................................       4
              Condensed Consolidated Statements of Cash Flows for the three months
                ended October 31, 2000 and 1999....................................................       5
              Notes to Condensed Consolidated Financial Statements.................................       6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations       9


     Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................      14


PART II.  OTHER INFORMATION........................................................................      16


     Item 1.  Legal Proceedings....................................................................      16


     Item 2.  Changes in Securities................................................................      16


     Item 3.  Defaults Upon Senior Securities......................................................      16


     Item 4.  Submission of Matters to a Vote of Security Holders..................................      16


     Item 5.  Other Information....................................................................      16


     Item 6.  Exhibits and Reports on Form 8-K.....................................................      17


SIGNATURES ........................................................................................      19

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                                 IDT CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                                    October 31, 2000    July 31, 2000
                                                                    ----------------    -------------
Assets                                                                (Unaudited)          (Note 1)
Current assets:
  Cash and cash equivalents ....................................      $ 1,070,596       $   162,879
  Marketable securities ........................................          124,799           230,160
  Accounts receivable, net .....................................          139,747           160,995
  Notes receivable - current portion ...........................              180             3,630
  Deposits .....................................................            1,043            17,761
  Inventory ....................................................           11,516            13,121
  Other current assets .........................................           60,795            53,347
                                                                      -----------       -----------
     Total current assets.......................................        1,408,676           641,893

  Property, plant and equipment, at cost, net ..................          185,169           225,638
  Trademark, net ...............................................             --              10,985
  Notes receivable - long-term portion .........................            7,268             8,001
  Intangible assets, net .......................................          154,915           162,233
  Marketable securities ........................................             --             132,277
  Investments ..................................................          119,157            29,319
  Other assets .................................................          322,534             8,709
                                                                      -----------       -----------
     Total assets ..............................................      $ 2,197,719       $ 1,219,055
                                                                      ===========       ===========

Liabilities and stockholders' equity
Current liabilities:

  Trade accounts payable .......................................      $   139,688       $   161,874
  Accrued expenses .............................................           16,472            36,451
  Deferred revenue .............................................           45,901            48,572
  Notes payable - current portion ..............................           37,640            22,604
  Capital lease obligations - current portion ..................           12,961            13,540
  Other current liabilities ....................................           10,821            10,922
                                                                      -----------       -----------
     Total current liabilities..................................          263,483           293,963

Deferred tax liabilities, net ..................................          568,996           168,772
  Notes payable - long-term portion ............................            7,155            12,174
  Capital lease obligation - long-term portion .................           39,629            43,940
  Other liabilities ............................................              166               709
                                                                      -----------       -----------
     Total liabilities .........................................          879,429           519,558

Minority interests .............................................            7,042           231,309

Commitments and contingencies
Stockholders' equity:

  Preferred stock, $.01 par value; authorized shares -
   10,000,000; no shares issued ................................             --                --
  Common stock, $.01 par value; authorized shares - 100,000,000;
   26,097,872 and 25,959,256 shares issued and outstanding at
   October 31, 2000 and July 31, 2000, respectively ............              260               260
  Class A stock, $.01 par value; authorized shares - 35,000,000;
   9,970,233 shares issued and outstanding at October 31, 2000
   and July 31, 2000 ...........................................              100               100
  Loans to stockholders ........................................             (251)             (251)
  Additional paid-in capital ...................................          375,882           371,005
  Treasury stock ...............................................          (78,559)             --
  Accumulated other comprehensive losses .......................          (45,479)          (92,653)
  Retained earnings ............................................        1,059,295           189,727
                                                                      -----------       -----------
     Total stockholders' equity ................................        1,311,248           468,188
                                                                      -----------       -----------
     Total liabilities and  stockholders' equity ...............      $ 2,197,719       $ 1,219,055
                                                                      ===========       ===========

            See notes to condensed consolidated financial statements.

                                 IDT CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended October 31,
                                                           ------------------------------
                                                             2000                  1999
                                                             ----                  ----

Revenue .............................................      $    276,597       $    283,421

Costs and expenses:
  Direct cost of revenue ............................           238,619            230,199
  Selling, general and administrative ...............            83,382             48,617
  Depreciation and amortization .....................            14,666              9,926
                                                           ------------       ------------

     Total costs and expenses .......................           336,667            288,742
                                                           ------------       ------------

Income (loss) from operations .......................           (60,070)            (5,321)

Interest, net .......................................            13,415               (411)
Gain on sale of subsidiary stock ....................         1,037,726               --
Investment and other income, net ....................           275,878             65,572
                                                           ------------       ------------
Income before income taxes and minority interests ...         1,266,949             59,840

Provision for income taxes ..........................           396,458             26,706
Minority interests ..................................               923             (2,597)
                                                           ------------       ------------

     Net income .....................................      $    869,568       $     35,731
                                                           ============       ============

Income per share:
  Basic .............................................      $      24.87       $       1.05
                                                           ============       ============
  Diluted ...........................................      $      22.53       $        .98
                                                           ============       ============

Weighted average number of shares used in calculation
  of earnings per share - basic .....................        34,965,416         34,065,274
                                                           ============       ============
Weighted average number of shares used in calculation
  of earnings per share - diluted ...................        38,592,673         36,602,437
                                                           ============       ============


            See notes to condensed consolidated financial statements.

                                 IDT CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                            Three Months Ended October 31,
                                                            ------------------------------
                                                              2000                 1999
                                                              ----                 ----

Net cash used in operating activities ...............      $   (31,183)      $   (17,344)

Investing activities

Purchases of property, plant and equipment ..........          (27,367)          (11,270)
Net collections of notes receivable .................              733            18,863
Proceeds from sale of subsidiary, net ...............        1,042,113              --
Purchases of investments, net .......................           (9,172)             --
Net sales (purchases) of marketable securities ......           22,255           (27,628)
                                                           -----------       -----------

Net cash provided by (used in) investing activities .        1,028,562           (20,035)

Financing activities

Proceeds from offerings of common stock by Net2Phone              --              85,221
Proceeds from exercise of stock options for Net2Phone             --               1,000
Proceeds from exercise of stock options .............            1,747             1,160
Net repayments of borrowings ........................           (9,060)           (1,294)
Net repayments of capital lease obligations .........           (4,890)           (1,483)
Common stock repurchases ............................          (76,299)
Distributions to minority shareholder ...............           (1,160)             (841)
                                                           -----------       -----------

Net cash provided by (used in) financing activities .          (89,662)           83,763
                                                           -----------       -----------

Net increase in cash and cash equivalents ...........          907,717            46,384

Cash and cash equivalents, beginning of period ......          162,879            52,903
                                                           -----------       -----------

Cash and cash equivalents, end of period ............      $ 1,070,596       $    99,287
                                                           ===========       ===========

Supplemental disclosures of cash flow information

Interest paid .......................................      $     3,315       $     3,327
Income taxes paid ...................................      $      --         $     1,050




            See notes to condensed consolidated financial statements.

                                 IDT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of IDT Corporation and subsidiaries (collectively "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and month periods ended October 31, 2000 are not necessarily indicative of the results that may be expected for the year ending July 31, 2001. The balance sheet at July 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 2000, as filed with the Securities and Exchange Commission.

     On August 11, 2000, the Company completed the sale of 14.9 million of its holdings of Net2Phone Class A Common Stock, at a price of $75 per share. In addition, AT&T purchased four million newly-issued shares of Class A Stock from Net2Phone at a price of $75 per share. These transactions reduce IDT's voting stake in Net2Phone from approximately 56% to 21% and its economic stake in Net2Phone from approximately 45% to 17%. Accordingly, IDT has deconsolidated Net2Phone effective August 11, 2000 and accounts for its investment in Net2Phone using the equity method.

Note 2 - Business Segment Information

     Operating results and other financial data presented for the principal business segments of the Company are as follows ($ in thousands):


                                                  Wholesale          Retail
                                             -----------------  -----------------
                                             Telecommunications Telecommunications
                                             -----------------  ------------------  Internet   Internet
                                                 Services           Services        Services   Telephony    Ventures      Total
                                             -----------------  ------------------  --------   ---------    --------      -----
Three months ended October 31, 2000
Total segment revenue.....................      $  110,768         $  157,042      $  3,635    $     --    $    5,152  $   276,597
Less: revenues between segments...........              --                 --            --          --            --           --
                                                ----------         ----------      --------    --------    ----------  -----------
Total unaffiliated revenue................      $  110,768         $  157,042      $  3,635    $     --    $    5,152  $   276,597

Loss from operations......................      $  (17,815)        $  (17,159)     $ (2,608)   $     --    $  (22,488) $   (60,070)
                                                ==========         ==========      ========    ========    ==========  ===========

Three months ended October 31, 1999
Total segment revenue......................     $  141,400         $  130,700      $  3,500    $ 13,100    $       --  $   288,700
Less: revenues between segments...........          (3,600)                --            --      (1,700)           --       (5,300)
                                                ----------         ----------      --------    --------    ----------  -----------
Total unaffiliated revenue................      $  137,800         $  130,700      $  3,500    $ 11,400    $       --  $   283,400

Income (loss) from operations.............      $    3,884         $    3,695      $ (3,600)   $ (9,300)   $       --  $    (5,321)
                                                ==========         ==========      ========    ========    ==========  ===========

                                 IDT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

Note 3 - Property, Plant and Equipment

     Property, plant and equipment consists of the following ($ in thousands):

                                                              October 31, 2000     July 31, 2000
                                                              ----------------     -------------

Equipment ..........................................            $ 219,405            $ 238,767
Computer software ..................................               11,329               32,216
Leasehold improvements .............................               14,485               11,918
Furniture and fixtures .............................                9,499               10,625
Land and building ..................................                6,327                6,327
                                                                ---------            ---------
                                                                  261,045              299,853
Less: Accumulated depreciation and amortization.....              (75,876)             (74,215)
                                                                ---------            ---------
                                                                $ 185,169            $ 225,638
                                                                =========            =========

Note 4 - Other Comprehensive Losses

     Other comprehensive losses for the three month period ended October 31, 2000 consisted primarily of unrealized losses in the fair market value of marketable securities.

Note 5 - AT&T Transactions

     On March 28, 2000, IDT entered into an agreement with AT&T Corporation ("AT&T"), which closed on August 11, 2000, pursuant to which IDT sold AT&T 14.9 million shares of Net2Phone Class A Common Stock, par value $0.01 per share ("Class A Stock"), at a price of $75 per share. In addition, AT&T purchased four million newly-issued shares of Class A Stock from Net2Phone at a price of $75 per share. Following these transactions, AT&T has approximately a 39% voting stake and a 32% economic stake in Net2Phone for a total cash investment of approximately $1.4 billion. In recognition of these transactions, a "Gain on sale of subsidiary stock" of $1,038 billion was recorded in the Condensed Consolidated Statement of Income for the three months ended October 31, 2000. These transactions reduce IDT's voting stake in Net2Phone from approximately 56% to 21% and its economic stake in Net2Phone from approximately 45% to 17%. Accordingly, IDT has deconsolidated Net2Phone effective August 11, 2000 and accounts for its investment in Net2Phone using the equity method. In addition, ATT and IDT have reached an agreement that gives AT&T the right of first refusal to purchase IDT's remaining stake of 10 million shares of Class A Stock. AT&T also received the option to convert IDT's remaining 10 million shares of Class A Stock into shares of Net2Phone Common Stock, par value $0.01 per share ("Common Stock"). Shares of Class A Stock have two votes per share, while shares of Common Stock have one vote per share.

Note 6 - Tyco Settlement

     On October 10, 2000, IDT reached a full and final settlement with Tyco of all pending claims brought against one another and their respective affiliates. The settlement agreement is the subject of a confidentiality agreement among the parties and only the following disclosure by IDT is permitted under the terms of that agreement.

     Under the terms of the settlement, TyCom Ltd. ("TyCom") granted to IDT Europe B.V.B.A. ("IDT Europe"), free of charge, certain exclusive rights to use capacity on the transatlantic and transpacific segments of TyCom's global undersea fiber optic network (the "TyCom Global Network") which TyCom is currently deploying. The settlement agreement provides for IDT Europe to obtain exclusive indefeasible rights to use two 10 Gb/s wavelengths on the transatlantic segment and two 10 Gb/s wavelengths on the transpacific segment for fifteen years from the applicable Handover Dates (as described below). TyCom previously announced that it expects the TyCom transatlantic network to be ready for service in September, 2001, and the TyCom transpacific network to be ready for service in the second quarter of 2002, the respective "Ready for Service Dates." Under the terms of the settlement

                                 IDT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


agreement, the Handover Dates for the wavelengths on the transatlantic segment are six months (for the first wavelength) and 18 months (for the second wavelength), respectively, after the Ready for Service Date of the TyCom transatlantic network; and the Handover Date for the wavelengths on the transpacific segment are six months (for the first wavelength) and 18 months (for the second wavelength), respectively, after the Ready for Service Date of the TyCom transpacific network. Operation, administration and maintenance for the wavelengths used by IDT will be provided by TyCom for a fifteen year period after the relevant Handover Date, free of charge. TyCom has also granted IDT certain rights to resell any unused capacity on the wavelengths through TyCom as its sole and exclusive agent. In addition, IDT will also have the option, exercisable at least annually, to convert the available capacity on its wavelengths to available equivalent capacity on another portion of the TyCom Global Network. In recognition of the settlement, a gain of $313.5 million is included as a component of "Investment and other income, net" in the Condensed Consolidated Statement of Income for the three months ended October 31, 2000.

Note 7 - Legal Proceedings and Contingencies

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

Item 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the accompanying condensed consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company contained in the Company's Annual Report on Form 10-K for the year ended July 31, 2000, as filed with the Securities and Exchange Commission.

Overview

   General

     IDT is a leading facilities-based, emerging multinational carrier that provides a broad range of telecommunications services to wholesale and retail customers worldwide. In addition, our IDT Ventures division is developing several innovative telecom and Internet-related businesses. Also, through our wholly-owned IDT Investments subsidiary, we have equity interests in other technology companies, including our former subsidiary, Net2Phone, Inc. (NASDAQ:
NTOP), which offers a variety of Internet telephony products and services.

     IDT's telecommunications services include wholesale carrier services, prepaid calling cards, domestic long distance services and international retail services. IDT delivers its telecommunications services over a high-quality network consisting of over 100 switches in the U.S. and Europe and owned and leased capacity on 16 undersea fiber optic cables, connecting our U.S. facilities with our international facilities and with the facilities of our foreign partners in Europe, Latin America and Asia. In addition, we obtain transmission capacity from other carriers. We deliver our international traffic worldwide pursuant to our agreements with U.S.-based carriers, foreign carriers, and more than 20 of the companies that are primarily responsible for providing telecommunications services in particular countries.

     In October 2000, we announced plans to reorganize the Company, creating separate divisions designed to reflect our various businesses and their unique strategies. Upon completing this reorganization, which is subject to regulatory approval, receipt of counterparty consents and completion of various administrative requirements, IDT Corporation will be a holding company, consisting primarily of two main subsidiaries: IDT Telecom and IDT Ventures. IDT Telecom will conduct the Company's core telecommunications businesses, including the provision of wholesale international telecommunications services, retail debit card services, domestic long distance services and international retail services. IDT Ventures will consist of the Company's newly-developed telecom and Internet-related businesses, as well as IDT's equity investments in other entities, such as Net2Phone and Terra Networks.

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

     We are also developing various new telecom and Internet related businesses. During the first quarter of Fiscal 2001, we incurred approximately $12.9 million in development and marketing costs for these business ventures, which provided us with revenues of approximately $5.2 million. We anticipate that we will continue to incur significant costs related to these and other new ventures. The timing, and magnitude, of any revenues and/or operating profits to be realized from these new businesses remains uncertain.

     Within the wholesale carrier and prepaid calling card business segments, we have experienced intense competition, which has served, over time, to reduce our average per-minute price realizations. In addition, this environment has led some of our competitors to de-emphasize their wholesale carrier and/or prepaid calling card operations, in order to focus on higher margin telecommunications businesses. We remain strongly committed to our wholesale carrier and prepaid calling card businesses. However, we have experienced pricing and margin pressure in recent quarters. We anticipate that we will continue to experience pricing and margin pressure in both our wholesale and retail businesses for at least the next few quarters, with gross margins for both businesses generally below the levels experienced prior to the fourth quarter of Fiscal 2000.

Accounting Treatment of Net2Phone

     On August 11, 2000, we completed the sale of 14.9 million of our shares of Net2Phone to AT&T for $75 per share. Upon completing this transaction, our ownership interest in Net2Phone was reduced to approximately 10.0 million shares, representing approximately a 17% ownership interest and a 21% voting interest. Consequently, beginning with the first quarter of Fiscal 2001, we are no longer consolidating Net2Phone's results. We will be using the equity method to account for our ownership interest in Net2Phone. This change in the accounting treatment for our ownership stake in Net2Phone will therefore have an impact upon the comparison of results for the three month periods ended October 31, 2000 and October 31, 1999 described below.

Three Months Ended October 31, 2000 Compared to Three Months Ended October 31, 1999

Results of Operations

     Revenue. Revenue decreased 2.4%, from approximately $283.4 million for the three months ended October 31, 1999 to approximately $276.6 million for the three months ended October 31, 2000. Telecommunications revenue decreased 0.3%, from approximately $268.5 million for the three months ended October 31, 1999 to approximately $267.8 million for the three months ended October 31, 2000. Internet services revenue increased 2.9%, from approximately $3.5 million for the three months ended October 31, 1999 to approximately $3.6 million for the three months ended October 31, 2000. As a result of the change in our accounting for our ownership interest in Net2Phone from the full consolidation method to the equity method, we did not record Internet telephony revenue for the three months ended October 31, 2000. We recorded Internet telephony revenue of approximately $11.4 million for the three months ended October 31, 1999. Revenue from our Ventures businesses amounted to approximately $5.2 million for the three months ended October 31, 2000. No revenue from Ventures activities was recorded for the three months ended October 31, 1999.

     Excluding sales of non-IDT prepaid calling cards, which decreased from approximately $36.0 million for the three months ended October 31, 1999 to approximately $21.0 million for the three months ended October 31, 2000, our minutes-based telecommunications revenue increased primarily as a result of a 33.8% increase in minutes of use from approximately 1.032 billion for the three months ended October 31, 1999 to approximately 1.381 billion for the three months ended October 31, 2000. The increase in minutes was due to increased marketing of the Company's prepaid calling cards, which outweighed the effects of lower wholesale carrier minutes. The decline in wholesale carrier minutes resulted from a reduction in the number of wholesale carrier services clients, reflecting an ongoing transition of the Company's wholesale customer base, towards a smaller group of larger, more financially stable customers. This resulted in a decrease in wholesale telecommunications revenues of 19.6%, from approximately $137.8 million for the three months ended October 31, 1999 to approximately $110.8 million for the three months ended October 31, 2000. As a percentage of telecommunications revenue, wholesale telecommunications revenue decreased from approximately 51.3% to approximately 41.4% period to period.

     Revenue from retail telecommunications services increased 20.1%, from approximately $130.7 million for the three months ended October 31, 1999 to approximately $157.0 million for the three months ended October 31, 2000 primarily as a result of increased marketing efforts for the Company's prepaid calling cards. Prepaid calling card sales as a percentage of retail telecommunication services revenue decreased from 95% for the three months ended October 31, 1999 to 93% for the three months ended October 31, 2000. Revenues from domestic long distance services increased 234.6%, from approximately $2.6 million in the three months ended October 31, 1999, to approximately $8.7 million in the three months ended October 31, 2000, as a result of the full introduction of the Company's flat-rate, $0.05 a minute long distance calling plan, which was accompanied by an aggressive marketing campaign. As a percentage of overall telecommunications revenue, retail telecommunications revenue increased from approximately 48.7% for the three months ended October 31, 1999 to approximately 58.6% for the three months ended October 31, 2000.

     As a percentage of total revenue, Internet services revenue was approximately 1.3% for both the three months ended October 31, 1999 and three months ended October 31, 2000.

     Internet telephony revenue as a percentage of total revenue amounted to 4.0% for the three months ended October 31, 1999. As mentioned above, no Internet telephony revenue was recorded for the three months ended October 31, 2000, reflecting a change in the accounting treatment of the Company's Net2Phone stake to the equity method beginning in the first quarter of Fiscal 2001.

     Direct Cost of Revenue. The Company's direct cost of revenue increased by 3.5%, from approximately $230.2 million for the three months ended October 31, 1999 to approximately $238.6 million for the three months ended October 31, 2000. As a percentage of total revenue, these costs increased from 81.2% for the three months ended October 31, 1999 to 86.3% for the three months ended October 31, 2000. The dollar increase is due primarily to increases in underlying carrier and connectivity costs, as the Company's telecommunications minutes of use grew significantly. As a percentage of total revenue, the increase in direct costs reflects the gross margin pressures experienced by both the wholesale and retail telecommunications divisions, reflecting intensified competition in these markets. Partially offsetting this factor was the shift in telecommunications revenue mix towards higher gross margin retail revenues.

     Selling, General and Administrative. Selling, general and administrative costs increased 71.6%, from approximately $48.6 million for the three months ended October 31, 1999 to approximately $83.4 million for the three months ended October 31, 2000. As a percentage of total revenue, these costs increased from 17.2% for the three months ended October 31, 1999 to 30.1% for the three months ended October 31, 2000. This increase is due to several factors, including increased international debit card distribution costs, increased sales and marketing efforts for retail services, including prepaid calling cards and domestic and international long distance, as well as increased salaries, facilities costs and professional fees related to the expansion of the Company's infrastructure to facilitate its rapid sales growth. Also included in selling, general and administrative costs for the three months ended October 31, 2000 is approximately $12.0 million in selling, general and administrative costs associated with the Company's IDT Ventures division, which has several innovative telecommunications and Internet related businesses in various stages of development. In addition, IDT Ventures incurred expenses of $12.5 million related to management incentive compensation arising from the completion of the sale of the Company's Net2Phone shares to AT&T. Partially offsetting these factors was the exclusion of selling, general and administrative expenses related to Net2Phone in the three months ended October 31, 2000. Included in salaries for the three months ended October 31, 1999, is $2.9 million of non-cash compensation as a result of option grants made by Net2Phone during the period.

     Depreciation and Amortization. Depreciation and amortization increased 48.5%, from approximately $9.9 million for the three months ended October 31, 1999 to approximately $14.7 million for the three months ended October 31, 2000. As a percentage of revenue, these costs increased from 3.5 % for the three months ended October 31, 1999 to 5.3% for the three months ended October 31, 2000. These costs increased, in both absolute dollars and as a percentage of revenues, primarily as a result of the Company's higher fixed asset base during the three months ended October 31, 2000 as compared with the three months ended October 31, 1999, reflecting the Company's efforts to expand its telecommunications network infrastructure and other facilities. The Company anticipates that depreciation and amortization costs will continue to increase as the Company continues to add to its asset base, allowing it to implement its growth strategy.

     Loss from Operations. The Company recorded a loss from operations of approximately $60.1 million for the three months ended October 31, 2000, compared to a loss from operations of approximately $5.3 million for the three months ended October 31, 1999. The Company's telecommunications business recorded a loss from operations (after the effect of minority interests) of approximately $35.9 million for the three months ended October 31, 2000, compared to income from the Company's telecommunications operations of approximately $6.6 million for the three months ended October 31, 1999. The recording of a loss from operations in the current period as compared with income from operations in the prior year period reflected decreased gross margins, particularly in the wholesale carrier business, and an increase in sales and marketing costs for retail telecommunications services, while telecommunications revenues were essentially unchanged.

     Loss from Operations for the Company's Ventures division for the three months ended October 31, 2000 was approximately $22.5 million, which included the $12.4 million of management incentive compensation. The Ventures division had no activity in the three months ended October 31, 1999.

     Loss from operations for the Company's Internet access business decreased to approximately $2.6 million for the three months ended October 31, 2000 from approximately $3.6 million for the three months ended October 31, 1999. The decreased loss is due to reduced costs, as we continue to scale back the unprofitable segments of our Internet business.

     Loss from operations of the Net2Phone subsidiary amounted to approximately $9.3 million for the three months ended October 31, 1999, with no corresponding loss from operations recorded during the three months ended October 31, 2000, reflecting the change in accounting for Net2Phone.

     Other income. Included in other income for the three months ended October 31, 2000 is a realized gain of $999.6 million on the Company's sale of 14.9 million Net2Phone shares to AT&T, $38.1 million in gains recognized by the Company under Staff Accounting Bulletin No. 51 in conjunction with Net2Phone's sale of newly issued shares to AT&T and approximately $313.5 million in gains related to the settlement of the Company's lawsuit with TyCom Ltd. Partially offsetting this income was a recognized loss of approximately $39.0 million related to the sale of some of the Company's Terra Networks shares.

     Income Taxes. The Company recorded income tax expense of approximately $396.5 million for the three months ended October 31, 2000, compared to approximately $26.7 million for the three months ended October 31, 1999. Income tax benefit of approximately $0.8 million for the three months ended October 31, 2000, and approximately $0.8 million for the three months ended October 31, 1999 related to the tax deduction upon the exercise of stock options was recorded directly into additional paid-in capital.

Liquidity and Capital Resources

General

     Historically, the Company has satisfied its cash requirements through a combination of cash flow from operating activities, sales of equity and debt securities and borrowings from third parties. Additionally, the Company received approximately $1.1 million upon the exercise of stock options in the three months ended October 31, 2000.

     As of October 31, 2000, the Company had cash, cash equivalents and marketable securities of approximately $1,195.4 million and working capital of approximately $1,145.2 million. The Company generated negative cash flow from operating activities of approximately $31.2 million during the three months ended October 31, 2000, compared with negative cash flow from operating activities of approximately $17.3 million during the three months ended October 31, 1999. The Company's cash flow from operations varies significantly from quarter to quarter, depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable. Accounts receivable, accounts payable and accrued expenses have increased from period to period as the Company's businesses have grown.

     The Company's capital expenditures were approximately $27.4 million for the three months ended October 31, 2000, compared to approximately $11.3 million for the three months ended October 31, 1999, as the Company expanded its international and domestic telecommunications network infrastructure. The Company financed a portion of its capital expenditures through capital leases.

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

     We continued to fund our Ventures division, which incurred significant start-up, development, marketing and promotional costs. As we move our Ventures businesses through their respective development stages, we anticipate that selling, general and administrative for our Ventures division will exceed the revenues generated by this division for the foreseeable future.

     We will need to make significant capital expenditures in order to expand our network capacity. If we are unable to raise sufficient capital to meet our spending requirements, our network expansion, and the anticipated margin improvement, would be delayed.

Changes in Other Assets, Accounts Receivable, Allowance for Doubtful Accounts and Deferred Revenue

     Other current assets increased from $53.3 million at July 31, 2000 to $60.8 million at October 31, 2000, due to increases in contract deposits, inventories and prepaid expenses. The average age of our accounts receivable, as measured by number of days sales outstanding, has been increasing due to a significant increase in sales to relatively more credit-worthy carriers and distributors of prepaid calling cards. These customers tend to demand, and we are willing to grant, extended payment terms.

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

     The allowance for doubtful accounts as a percentage of accounts receivable increased from 14.3% at July 31, 2000, to 20.8% at October 31, 2000. The increase in the allowance for doubtful accounts as a percentage of accounts receivable reflects the deteriorating credit quality of a portion of our existing wholesale customer base, as well as the increase in the number of domestic long distance customers, who require a larger reserve than do wholesale and retail debit card customers. Although, as mentioned above, we anticipate that our customer base will continue its transition towards a more credit-worthy group, some of our existing accounts receivable are still related to sales made to less credit-worthy customers. In addition, during the first quarter, we collected large amounts of previously unsettled outstanding wholesale receivables, which had not had allowances for doubtful accounts associated with them. This had the effect of reducing gross receivables, while not having an impact on the allowance for doubtful accounts, resulting in a higher allowance for doubtful accounts when measured as a percentage of accounts receivable.

     Deferred revenue as a percentage of total revenue varies from period to period dependent upon the mix and the timing of revenue. During the first quarter of Fiscal 2001, we continued to experience a steady increase in the sale of our prepaid calling cards, due to increased marketing efforts and decreased competition in our target markets. This resulted in a continued increase in actual deferred revenue. We reported a reduction of deferred revenue during the first quarter, though, because of the elimination of Net2Phone-related deferred revenue due to the deconsolidation of Net2Phone's results.

Significant Transactions

     In August 2000, we sold 14,900,000 of our Net2Phone shares to AT&T Corp., for a purchase price of $75.00 per share, for total cash consideration of approximately $1.1 billion. In addition, AT&T purchased an additional 4,000,000 newly-issued Net2Phone shares, also at a price of $75.00 per share, paying proceeds of approximately $300 million to Net2Phone. IDT now holds 16.8% of Net2Phone's outstanding stock, and a 20.5% voting interest.

     In addition, we received the right, at our option, to sell to AT&T 2,040,817 shares of our Class B Common Stock for total consideration of $75.0 million. In August 2000, we announced that we had notified AT&T of our intention to exercise this option.

Stock Buyback Program

     In May 2000, we announced that our Board of Directors had authorized the repurchase of up to five million shares of our common stock. In July 2000, we announced that our Board of Directors had authorized an increase in the share repurchase program to 10 million shares. In October 2000, we announced that our Board of Directors had authorized a further increase in the share repurchase program to 12.5 million shares. Through December 12, 2000, we had repurchased 7,064,905 shares, for an aggregate purchase price of approximately $236.9 million.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

     None.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words "believes," "anticipates," "expects," and similar words and phrases. Such forward-looking statements include, among other things, the Company's plans to implement its growth strategy, improve its financial performance, expand its infrastructure, develop new products and services, expand its customer base and enter international markets, and the possible outcome of litigation relating to the Company. Such forward-looking statements also include the Company's expectations concerning factors affecting the markets for its products, such as changes in the U.S. and the international regulatory environment and the demand for long-distance telecommunications, Internet access and Internet telephony services. Actual results could differ from those projected in any forward-looking statements. The forward-looking statements are made as of the date of this Report, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth herein and the other information set forth from time to time in the Company's reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including the Company's Annual Report on Form 10-K, for the year ended July 31, 2000.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

     Incorporated by reference from Part I, Item I, Financial Statements, Note 7 captioned "Legal Proceedings and Contingencies."

Item 2.    Changes in Securities

     None

Item 3.    Defaults Upon Senior Securities

     None

Item 4.    Submission of Matters to a Vote of Security Holders

     None

Item 5.    Other Information

     None

Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits:

Exhibit
Number            Description
------            -----------

3.01(1)             Restated Certificate of Incorporation of the Registrant.
3.02(1)             By-laws of the Registrant.
3.03*               Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.
10.01(2)            Employment Agreement between the Registrant and Howard S. Jonas.
10.02(10)           1996 Stock Option and Incentive Plan, as amended and restated, of the Registrant.
10.03(3)            Form of Stock Option Agreement under the 1996 Stock Option and Incentive Plan.
10.04(4)            Form of Registration Rights Agreement between certain stockholders and the Registrant.
10.05(1)            Lease of 294 State Street.
10.06(5)            Lease of 190 Main Street.
10.7(6)             Form of Registration Rights Agreement between Howard S. Jonas and the Registrant.
10.8(11)            Employment Agreement between the Registrant and James Courter.
10.9(7)             Agreement between Cliff Sobel and the Registrant.
10.10(11)           Employment Agreement between the Registrant and Hal Brecher.
10.11(11)           Employment Agreement between the Registrant and Howard S. Jonas.
10.12(8)            Agreement and Plan of Merger, dated April 7, 1998, by and among the Registrant, ADM Corp.,
                    InterExchange, Inc., David Turock, Eric Hecht, Richard Robbins, Bradley Turock, Wai Nam Tam,
                    Mary Jo Altom and Lisa Mikulynec.
10.13(9)            Securities Purchase Agreement between the Registrant, Carlos Gomez and Union Telecard
                    Alliance, LLC.
10.14(11)           Credit Agreement, dated as of May 10, 1999, by and among the Registrant, various lenders party thereto, Lehman Commercial Paper Inc., CIBC World Markets Corp. and Bankers Trust Company.
10.15(11)           Pledge Agreement, dated as of May 10, 1999, by and among the Registrant, certain subsidiaries of the Registrant and Bankers Trust Company, as Collateral Agent.
10.16(11)           Security Agreement, dated as of May 10, 1999, by and among the Registrant, certain subsidiaries of the Registrant and
                    Bankers Trust Company, as Collateral Agent.
10.17(11)           Subsidiaries Guaranty, dated as of May 10, 1999, by and
                    among the Registrant, certain subsidiaries of the Registrant and Bankers Trust Company, as Collateral Agent.
10.18(11)           Loan Agreement between the Registrant and Stephen Brown.
10.19(12)           Internet/Telecommunications Agreement, dated as of May 7, 1999, by and between Registrant and
                    Net2Phone, Inc.
10.20(12)           Joint Marketing Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone,
                    Inc.
10.21(12)           IDT Services Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.
10.22(12)           Net2Phone Services Agreement, dated as of May 7, 1999, by and between Registrant and
                    Net2Phone, Inc.
10.23(12)           Assignment Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.
10.24(12)           Tax Sharing and Indemnification Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.
10.25(12)           Separation Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.
10.26(12)           Co-location and Facilities Management Services Agreement, dated as of May 20, 1999, by and between Registrant and Net2Phone, Inc.
10.27(13)           Lease of 520 Broad Street, Newark, New Jersey.
10.28(13)           Amendment to Lease of 520 Broad Street, Newark, New Jersey.
10.29(14)           Option Agreement, dated as of March 3, 2000, between IDT Corporation and AT&T Corp.

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

-----------
  *    Filed herewith.

(1)      Incorporated by reference to Form S-1 filed February 21, 1996 file no. 333-00204.
(2)      Incorporated by reference to Form S-1 filed January 9, 1996 file no. 333-00204.
(3)      Incorporated by reference to Form S-8 filed January 14, 1996 file no. 333-19727.
(4)      Incorporated by reference to Form S-1 filed March 8, 1996 file no. 333-00204.
(5)      Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1997, filed October 29, 1997.
(6)      Incorporated by reference to Form S-1 filed March 14, 1996 file no. 333-00204.
(7)      Incorporated by reference to Form 10-K/A for the fiscal year ended July 31, 1997, filed February 2, 1998.
(8)      Incorporated by reference to Form 8-K filed April 22, 1998.
(9)      Incorporated by reference to Form 10-K/A for the fiscal year ended July
         31, 1998, filed December 4, 1998.
(10)     Incorporated by reference to Form 10-Q for the fiscal quarter ended
         January 31, 1999, filed March 17, 1999.
(11)     Incorporated by reference to Form 10-Q for the fiscal quarter ended April
         30, 1999, filed June 14, 1999.
(12)     Incorporated by reference to Form 10-K for the fiscal year ended July 31,
         1999, filed November 4, 1999.
(13)     Incorporated by reference to Form 10-Q for the fiscal quarter ended
         January 31, 2000, filed March 12, 2000.
(14)     Incorporated by reference to Form 8-K filed March 31, 2000.
(15)     Incorporated by reference to Schedule 14C filed June 12, 2000.
(16)     Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 2000, filed June 14, 2000.

(b)      Reports on Form 8-K.

     None.

                                 IDT CORPORATION

                                    FORM 10-Q

                                OCTOBER 31, 2000

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 IDT CORPORATION

December 14, 2000                            By: /s/  Howard S. Jonas
-----------------                                ---------------------------------------------------------
         Date                                        Howard S. Jonas
                                                     Chairman of the Board and Chief Executive Officer
                                                     (Principal Executive Officer)


December 14, 2000                            By: /s/  Stephen R. Brown
-----------------                                ---------------------------------------------------------
         Date                                        Stephen R. Brown
                                                     Chief Financial Officer
                                                     (Principal Financial and Accounting Officer)