Form 10-Q
period 2001-01-31
IDT CORP
filed 2001-03-19
CIK 1005731

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended January 31, 2001

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                         Commission File Number: 0-27898

                             ----------------------

                                 IDT CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                       22-3415036
 -----------------------------                        ---------------------
       (State or other                                 (I.R.S. Employer
       jurisdiction of                                  Identification
       incorporation or                                     Number)
        organization)

    520 Broad Street, Newark, New Jersey                      07102
 --------------------------------------------              -------------
  (Address of principal executive offices)                  (Zip Code)

                                 (973) 438-1000
                 ----------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Common Stock, $.01 par value--22,296,337 shares as of March 19, 2001
  Class A Common Stock, $.01 par value--9,892,488 shares as of March 19, 2001 Class B Common Stock, $.01 par value--no shares outstanding as of March 19, 2001
  (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                                 IDT CORPORATION

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION.....................................................................       3


     Item 1.  Financial Statements (Unaudited).....................................................       3

              Condensed Consolidated Balance Sheets as of January 31, 2001 and
                July 31, 2000......................................................................       3
              Condensed Consolidated Statements of Income for the six months and
                the three months ended January 31, 2001 and 2000...................................       4
              Condensed Consolidated Statements of Cash Flows for the six months
                ended January 31, 2001 and 2000....................................................       5
              Notes to Condensed Consolidated Financial Statements.................................       6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      10

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................      18

PART II.  OTHER INFORMATION........................................................................      19

     Item 1.  Legal Proceedings....................................................................      19

     Item 2.  Changes in Securities and Use of Proceeds............................................      19

     Item 3.  Defaults Upon Senior Securities......................................................      19

     Item 4.  Submission of Matters to a Vote of Security Holders..................................      19

     Item 5.  Other Information....................................................................      19

     Item 6.  Exhibits and Reports on Form 8-K.....................................................      20

SIGNATURES ........................................................................................      22

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                                 IDT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                              January 31, 2001    July 31, 2000
                                                                                              ----------------    -------------
                                                                                                (Unaudited)          (Note 1)
Assets
Current assets:
  Cash and cash equivalents ..............................................................      $ 1,051,310       $   162,879
  Marketable securities ..................................................................           26,104           230,160
  Accounts receivable, net ...............................................................          141,015           160,995
  Notes receivable - current portion .....................................................              180             3,630
  Inventory ..............................................................................           10,187            13,121
  Other current assets ...................................................................           38,214            71,108
                                                                                                -----------       -----------
     Total current assets.................................................................        1,267,010           641,893

  Property, plant and equipment, at cost, net ............................................          207,001           225,638
  Trademark, net .........................................................................             --              10,985
  Notes receivable - long-term portion ...................................................            8,787             8,001
  Intangible assets, net .................................................................          136,701           162,233
  Marketable securities ..................................................................             --             132,277
  Investments ............................................................................           99,309            29,319
  Other assets ...........................................................................          323,522             8,709
                                                                                                -----------       -----------
     Total assets ........................................................................      $ 2,042,330       $ 1,219,055
                                                                                                ===========       ===========

Liabilities and stockholders' equity
Current liabilities:
  Trade accounts payable .................................................................      $   124,944       $   161,874
  Accrued expenses .......................................................................           19,691            36,451
  Deferred revenue .......................................................................           48,314            48,572
  Notes payable - current portion ........................................................           11,323            22,604
  Capital lease obligations - current portion ............................................           20,355            13,540
  Other current liabilities ..............................................................           13,651            10,922
                                                                                                -----------       -----------
     Total current liabilities ...........................................................          238,278           293,963

Deferred tax liabilities, net ............................................................          555,511           168,772
  Notes payable - long-term portion ......................................................              390            12,174
  Capital lease obligation - long-term portion ...........................................           57,240            43,940
  Other liabilities ......................................................................              267               709
                                                                                                -----------       -----------
     Total liabilities ...................................................................          851,686           519,558

Minority interests .......................................................................            7,142           231,309

Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; authorized shares -
   10,000,000; no shares issued ..........................................................             --                --
  Common stock, $.01 par value; authorized shares - 100,000,000;
   22,296,337 and 25,959,256 shares issued and outstanding at
   January, 31, 2001 and July 31, 2000, respectively .....................................              223               260
  Class A common stock, $.01 par value; authorized shares - 35,000,000;
   9,892,488 and 9,970,233 shares issued and outstanding at January 31,
   2001 and July 31, 2000 ................................................................               99               100
  Class B common stock, $.01 par value; authorized shares -
   100,000,000; no shares issued and outstanding .........................................             --                --
  Loans to stockholders ..................................................................             (251)             (251)
  Additional paid-in capital .............................................................          376,808           371,005
  Treasury stock .........................................................................         (136,449)             --
  Accumulated other comprehensive income (losses) ........................................              881           (92,653)
  Retained earnings ......................................................................          942,191           189,727
                                                                                                -----------       -----------
     Total stockholders' equity ..........................................................        1,183,502           468,188
                                                                                                -----------       -----------
     Total liabilities and  stockholders' equity .........................................      $ 2,042,330       $ 1,219,055
                                                                                                ===========       ===========


            See notes to condensed consolidated financial statements.

                                 IDT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                           Six Months Ended January 31,         Three Months Ended January 31,
                                                           ----------------------------         ------------------------------
                                                             2001               2000               2001               2000
                                                             ----               ----               ----               ----

Revenue ..........................................      $    564,194       $    558,940       $    287,597       $    275,519

Costs and expenses:
  Direct cost of revenue .........................           490,772            450,983            252,153            220,783
  Selling, general and administrative ............           152,670            105,338             69,288             56,720
  Depreciation and amortization ..................            29,277             20,375             14,611             10,449
                                                        ------------       ------------       ------------       ------------
Total costs and expenses .........................           672,719            576,696            336,052            287,952
                                                        ------------       ------------       ------------       ------------
Loss from operations .............................          (108,525)           (17,756)           (48,455)           (12,434)

Interest, net ....................................            29,591                818             16,176              1,228
Gain on sale of subsidiary stock .................         1,037,726               --                 --                 --
Investment and other income, net .................           153,301            247,460           (122,577)           181,888
                                                        ------------       ------------       ------------       ------------
Income before income taxes, minority interests and
  extraordinary item .............................         1,112,093            230,522           (154,856)           170,682

Provision for income taxes .......................           356,047            101,582            (40,411)            74,877
Minority interests ...............................             3,582             (8,113)             2,659             (5,516)
                                                        ------------       ------------       ------------       ------------
Income before extraordinary item .................           752,464            137,053           (117,104)           101,321

Extraordinary loss on retirement of debt, net of
  income taxes ...................................              --                2,976               --                2,976
                                                        ------------       ------------       ------------       ------------
Net income .......................................      $    752,464       $    134,077       $   (117,104)      $     98,346
                                                        ============       ============       ============       ============

Income (loss) per share:
Income (loss) before extraordinary item:
  Basic ..........................................      $      22.11       $       4.02       $      (3.54)      $       2.97
  Diluted ........................................      $      20.32       $       3.76       $      (3.54)      $       2.78
Extraordinary loss on retirement of debt,
net of income taxes:
  Basic ..........................................      $       --         $      (0.09)      $       --         $      (0.09)
  Diluted ........................................      $       --         $      (0.08)      $       --         $      (0.08)
Net income (loss):
  Basic ..........................................      $      22.11       $       3.93       $      (3.54)      $       2.88
                                                        ============       ============       ============       ============
  Diluted ........................................      $      20.32       $       3.68       $      (3.54)      $       2.70
                                                        ============       ============       ============       ============

Weighted average number of shares used in
  calculation of earnings per share - basic ......        34,030,250         34,115,950         33,095,084         34,132,166
                                                        ============       ============       ============       ============
Weighted average number of shares used in
  calculation of earnings per share - diluted ....        37,031,428         36,421,864         33,095,084         36,438,725
                                                        ============       ============       ============       ============


            See notes to condensed consolidated financial statements.

                                 IDT CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                            Six Months Ended January 31,
                                                            ----------------------------
                                                               2001              2000
                                                               ----              ----

Net cash provided by (used in) operating activities .      $   (82,841)      $   (41,097)

Investing activities
Purchases of property, plant and equipment ..........          (62,394)          (34,630)
Net collection (issuance) of notes receivable .......             (786)           17,864
Net proceeds from sale of Net2Phone common stock ....        1,042,113           115,434
Purchases of investments, net .......................           17,783           (27,296)
Net sales (purchases) of marketable securities ......          129,202            (3,018)
                                                           -----------       -----------
Net cash provided by investing activities ...........        1,125,918            68,354

Financing activities
Proceeds from offerings of common stock of subsidiary             --             263,076
Proceeds from exercise of stock options of subsidiary             --               4,297
Proceeds from exercise of stock options .............            2,729             1,940
Repayment of borrowings .............................          (42,142)         (110,574)
Repayment of capital lease obligations ..............           20,115            (1,712)
Common stock repurchases ............................         (134,189)             --
Distributions to minority shareholder ...............           (1,160)           (1,573)
                                                           -----------       -----------
Net cash (used in) provided by financing activities .         (154,647)          155,454
                                                           -----------       -----------

Net increase in cash and cash equivalents ...........          888,431           182,711

Cash and cash equivalents, beginning of period ......          162,879            52,903
                                                           -----------       -----------
Cash and cash equivalents, end of period ............      $ 1,051,310       $   235,614
                                                           ===========       ===========

Supplemental disclosures of cash flow information
Interest paid .......................................      $     4,409       $     7,726
Income taxes paid ...................................      $     1,700       $     1,050

            See notes to condensed consolidated financial statements.

                                 IDT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of IDT Corporation and subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three month periods ended January 31, 2001 are not necessarily indicative of the results that may be expected for the year ending July 31, 2001. The balance sheet at July 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 2000, as filed with the Securities and Exchange Commission.

     On August 11, 2000, the Company completed the sale of 14.9 million shares of its holdings of Net2Phone, Inc.'s ("Net2Phone") Class A Common Stock, at a price of $75 per share to ITelTech, LLC ("ITelTech"), a Delaware limited liability company controlled by AT&T Corporation ("AT&T"). In addition, ITelTech purchased four million newly-issued shares of Class A Common Stock from Net2Phone at a price of $75 per share. These transactions reduced the Company's voting stake in Net2Phone from approximately 56% to 21% and its economic stake in Net2Phone from approximately 45% to 17%. Accordingly, the Company has deconsolidated Net2Phone effective August 11, 2000 and now accounts for its investment in Net2Phone using the equity method.

Note 2 - Business Segment Information

     Operating results and other financial data presented for the principal business segments of the Company are as follows ($ in thousands):


                                            Wholesale          Retail         Internet      Internet
                                      Telecommunications  Telecommunications  --------      --------
                                            Services          Services        Services      Telephony       Ventures      Total
                                      ------------------  ------------------  --------      ---------       --------      -----

Three months ended January 31, 2001
Total segment revenue .............         $ 103,295        $ 177,574        $   3,075      $    --       $   3,653    $ 287,597
Less: revenues between segments ...              --               --               --             --            --           --
Total unaffiliated revenue ........           103,295          177,574            3,075           --           3,653      287,597
                                            ---------        ---------        ---------      ---------     ---------    ---------

Loss from operations ..............         $ (14,053)       $ (14,823)       $  (5,209)     $    --       $ (14,370)   $ (48,455)
                                            =========        =========        =========      =========     =========    =========

Three months ended January 31, 2000
Total segment revenue .............         $ 132,348        $ 136,028        $   3,348      $  15,509     $    --      $ 287,233
Less: revenues between segments ...             4,687            3,137              300          3,590          --         11,714
                                            ---------        ---------        ---------      ---------     ---------    ---------
Total unaffiliated revenue ........           127,661          132,891            3,048         11,919          --        275,519

Income (loss) from operations .....         $   4,146        $   3,685        $  (3,585)     $ (13,699)    $  (2,983)   $ (12,434)
                                            =========        =========        =========      =========     =========    =========

                                 IDT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                                            Wholesale           Retail         Internet      Internet
                                      Telecommunications   Telecommunications  --------      --------
                                            Services           Services        Services      Telephony       Ventures      Total
                                       ------------------  ------------------  --------      ---------       --------      -----

                                                                              C>
Six months ended January 31, 2001
Total segment revenue ...........         $ 214,063           $ 334,616       $   6,710     $    --       $   8,805     $ 564,194
Less: revenues between segments .              --                  --              --            --            --            --
                                          ---------           ---------       ---------     ---------     ---------     ---------
Total unaffiliated revenue ......           214,063             334,616           6,710          --           8,805       564,194

Income (loss) from operations ...         $ (31,868)          $ (31,982)      $  (7,817)    $    --       $ (36,858)    $(108,525)
                                          =========           =========       =========     =========     =========     =========

Six months ended January 31, 2000
Total segment revenue ...........         $ 273,769           $ 266,728       $   6,848     $  28,609     $    --       $ 575,954
Less: revenues between segments .             8,287               3,137             300         5,290          --          17,014
                                          ---------           ---------       ---------     ---------     ---------     ---------
Total unaffiliated revenue ......           265,482             263,591           6,548        23,319          --         558,940

Income (loss) from operations ...         $   8,035           $   7,376       $  (7,185)    $ (22,999)    $  (2,981)    $ (17,756)
                                          =========           =========       =========     =========     =========     =========

Note 3 - Property, Plant and Equipment

     Property, plant and equipment consists of the following ($ in thousands):

                                                        January 31, 2001    July 31, 2000
                                                        ----------------    -------------
Equipment .....................................            $ 249,883         $ 238,767
Computer software .............................               12,028            32,216
Leasehold improvements ........................               15,401            11,918
Furniture and fixtures ........................               10,519            10,625
Land and building .............................                6,327             6,327
                                                           ---------         ---------
                                                             294,158           299,853
Less: Accumulated depreciation and amortization              (87,157)          (74,215)
                                                           ---------         ---------
                                                           $ 207,001         $ 225,638
                                                           =========         =========

Note 4 - Other Comprehensive Losses

     Other comprehensive losses for the six and three month periods ended January 31, 2001 consisted primarily of unrealized losses in the fair market value of marketable securities.

Note 5 - AT&T Transactions

     On March 28, 2000, IDT entered into an agreement with AT&T, which was completed on August 11, 2000, pursuant to which the Company's subsidiary IDT Investments, Inc. ("IDT Investments") sold ITelTech 14.9 million shares of Net2Phone's Class A Common Stock at a price of $75 per share. In addition, ITelTech purchased four million newly-issued shares of Class A Common Stock from Net2Phone at a price of $75 per share. Following these transactions, ITelTech has approximately a 39% voting stake and a 32% economic stake in Net2Phone for a total cash investment of approximately $1.4 billion. In recognition of these transactions, a "Gain on sale of subsidiary stock" of $1.038 billion was recorded in the Condensed Consolidated Statement of Income for the three months ended October 31, 2000. These transactions reduced the Company's voting stake in Net2Phone from approximately 56% to 21% and its economic stake in Net2Phone from approximately 45% to 17%. Accordingly, the Company has deconsolidated Net2Phone effective August 11, 2000 and now accounts for its investment in Net2Phone using the equity method. In addition, the Company has granted AT&T a right of first refusal with respect to IDT Investments'

                                 IDT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

remaining stake of approximately 10 million shares of Class A Common Stock. AT&T also received the option to convert IDT Investments' remaining 10 million shares of Class A Common Stock into shares of Net2Phone Common Stock, par value $0.01 per share ("Common Stock"). Shares of Class A Common Stock have two votes per share, while shares of Common Stock have one vote per share.

     In addition, the Company has the option to sell AT&T 2,040,817 shares of its Class B Common Stock for total consideration of $75.0 million. In August 2000, the Company notified AT&T of its intention to exercise this option. The transaction is expected to be completed in March 2001.

Note 6 - Tyco Settlement

     On October 10, 2000, IDT reached a full and final settlement with Tyco of all pending claims brought against one another and their respective affiliates. The settlement agreement is subject to a confidentiality agreement among the parties and only the following disclosure by IDT is permitted under the terms of that agreement.

     Under the terms of the settlement, TyCom Ltd. ("TyCom") granted to IDT Europe B.V.B.A. ("IDT Europe"), free of charge, certain exclusive rights to use capacity on the transatlantic and transpacific segments of TyCom's global undersea fiber optic network (the "TyCom Global Network"), which TyCom is currently deploying. The settlement agreement provides for IDT Europe to obtain exclusive indefeasible rights to use two 10 Gb/s wavelengths on the transatlantic segment and two 10 Gb/s wavelengths on the transpacific segment for fifteen years from the applicable Handover Dates (as described below). TyCom previously announced that it expects the TyCom transatlantic network to be ready for service in September 2001, and the TyCom transpacific network to be ready for service in the second quarter of 2002, the respective "Ready for Service Dates." Under the terms of the settlement agreement, the Handover Dates for the wavelengths on the transatlantic segment are six months (for the first wavelength) and 18 months (for the second wavelength), respectively, after the Ready for Service Date of the TyCom transatlantic network; and the Handover Date for the wavelengths on the transpacific segment are six months (for the first wavelength) and 18 months (for the second wavelength), respectively, after the Ready for Service Date of the TyCom transpacific network. Operation, administration and maintenance for the wavelengths used by the Company will be provided by TyCom for a fifteen year period after the relevant Handover Date, free of charge. TyCom has also granted the Company certain rights to resell any unused capacity on the wavelengths through TyCom as its sole and exclusive agent. In addition, the Company will also have the option, exercisable at least annually, to convert the available capacity on its wavelengths to available equivalent capacity on another portion of the TyCom Global Network. In recognition of the settlement, a gain of $313.5 million is included as a component of "Investment and other income, net" in the Condensed Consolidated Statement of Income for the six months ended January 31, 2001.

Note 7 - Subsequent Events

     In February 2001, the Company purchased certain assets of PT-1 Communications, Inc. ("PT-1"), a wholly-owned subsidiary of STAR Telecommunications, Inc., relating to its debit card business with a payment of cash and assumption of certain specified liabilities, including the obligation to honor the outstanding phone cards of PT-1. The cash payment and assumption of net liabilities incurred are estimated to be $27 million with substantially all of the purchase price to be recorded as goodwill and amortized over 20 years.

                                 IDT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Note 8 - Legal Proceedings and Contingencies

     In October 1999, Union Telecard Alliance, LLC, a consolidated subsidiary, commenced an action against DigiTEC 2000, Inc. ("DigiTEC") and TecNet, Inc. ("TecNet") in the Supreme Court of the State of New York, County of New York, alleging damages of approximately $725,000 based upon, among other things, non-payment for prepaid calling cards. DigiTEC and TecNet have answered the complaint and DigiTEC has asserted a third-party claim against IDT seeking damages of $2.5 million dollars based upon IDT's alleged breach of a settlement agreement between IDT and DigiTEC which had resolved a prior litigation between those parties. The court adjourned the return date without assigning a specific return date for IDT to answer the Third-Party Complaint, subject to DigiTEC's right to make a written thirty day demand for an answer. This action is currently in the early stages of discovery.

     In February 2000, Multi-Tech Systems, Inc. ("Multi-Tech") filed suit against Net2Phone and other companies in the United States Federal District Court in Minneapolis, Minnesota. In its press release, Multi-Tech stated that "the defendant companies are infringing because they are providing the end users with the software necessary to simultaneously transmit voice and data on their computers in the form of making a phone call over the Internet." Net2Phone intends to defend the lawsuit vigorously. Net2Phone believes that the Multi-Tech claims are without merit. However, should a judge issue an injunction against Net2Phone requiring that Net2Phone cease distributing its software or providing its software-based services, such an injunction could have an adverse effect on Net2Phone's business and IDT's investment in Net2Phone. Net2Phone has filed an answer and this action is currently in the early stages of discovery.

     IDT Corporation filed a Complaint with the United States District Court for the District of New Jersey on January 29, 2001, against Telefonica S.A., Terra Networks, S.A., Terra Networks, U.S.A., Inc. and Lycos, Inc. The complaint asserts claims against the defendants for, among other things, breaches of various contracts, breach of fiduciary duty, securities violations, fraudulent misrepresentation, negligent misrepresentation, fraudulent concealment and tortious interference with prospective economic advantage. Terra Networks, U.S.A., Inc. and Lycos, Inc. have been served with the complaint. Service on Telefonica, S.A. and Terra Networks, S.A. is proceeding through the Hague Convention and is expected to be completed in the near future.

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

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the accompanying condensed consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended July 31, 2000, as filed with the Securities and Exchange Commission.

Overview

   General

     IDT is a leading facilities-based, emerging multinational carrier that provides a broad range of telecommunications services to wholesale and retail customers worldwide. In addition, our IDT Ventures division is developing several innovative telecom and Internet-related businesses. We also hold, through our majority-owned subsidiary, IDT Investments, Inc., equity interests in other technology companies, including our former subsidiary, Net2Phone, Inc. (NASDAQ: NTOP), which offers a variety of Internet telephony products and services.

     Our telecommunications services include wholesale carrier services, prepaid calling cards, domestic long distance services and international retail services. We deliver our telecommunications services over a high-quality network consisting of over 100 switches in the U.S. and Europe and owned and leased capacity on 16 undersea fiber optic cables. Our network connects our U.S. facilities with our international facilities and with the facilities of our foreign partners in Europe, Latin America and Asia. In addition, we obtain transmission capacity from other carriers. We deliver our international traffic worldwide pursuant to our agreements with U.S.-based carriers, foreign carriers and more than 20 of the companies that are primarily responsible for providing telecommunications services in particular countries.

     In October 2000, we announced plans to reorganize, creating separate divisions designed to reflect our various businesses and unique strategies. When we complete this reorganization, which is subject to regulatory approval, receipt of counterparty consents and completion of various administrative requirements, IDT Corporation will be a holding company, consisting primarily of two main subsidiaries: IDT Telecom and IDT Ventures. IDT Telecom will conduct our core telecommunications businesses, including providing wholesale international telecommunications services, retail debit card services, domestic long distance services and international retail services. IDT Ventures will consist of our newly-developed telecom and Internet-related businesses, as well as our equity investments in other entities, such as Net2Phone.

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

     We are also developing various new telecom and Internet related businesses. During the second quarter of Fiscal 2001, we incurred approximately $16.1 million in development and marketing costs for these business ventures, which provided us with revenues of approximately $3.7 million. We anticipate that we will continue to incur significant costs related to these and other new ventures. The timing and magnitude of any revenues and/or operating profits to be realized from these new businesses remains uncertain.

     Our wholesale carrier and prepaid calling card businesses have experienced intense price competition, which has served, over time, to reduce our average per-minute price realizations, putting pressure on our gross margins. In addition, this environment has led some of our competitors to de-emphasize their wholesale carrier and/or prepaid calling card operations in order to focus on higher margin telecommunications businesses. This has helped us to gain some market share, particularly in the retail calling card business. However, in both the wholesale carrier and prepaid calling card businesses, our remaining competitors, although smaller in number, have been pricing their services even more competitively in recent quarters. This has led to a continued decline in average per-minute price realizations, both in our wholesale and retail markets. Therefore, although our telecom minutes-of-use have been increasing strongly, due to market share gains in our retail calling card markets, our telecom revenues have increased at a much slower rate.

     We remain strongly committed to our wholesale carrier and prepaid calling card businesses. However, we anticipate that we will continue to experience pricing and margin pressure in both our wholesale and retail businesses for at least the next few quarters with gross margins for both businesses generally below the levels experienced prior to the fourth quarter of Fiscal 2000.

     Historically, our core telecommunications revenues have been about evenly divided between our wholesale carrier and retail calling card business lines. However, in recent quarters, our revenue mix has shifted toward retail business lines, reflecting the strong growth of our debit card business and our domestic long distance business, while wholesale carrier revenues continue to decline due to a shift in our wholesale customer base. We anticipate that this shift in revenue mix will continue over the next two to four quarters, and the majority of our telecommunications revenues over that time will be derived from retail products and services. However, over the longer term, given the anticipated recovery in the wholesale carrier markets in general, and our wholesale carrier business in particular, we expect that our telecommunications revenue mix will revert back to the balanced wholesale/retail mix to which we have historically been accustomed.

Accounting Treatment of Net2Phone

     On August 11, 2000, we completed the sale of 14.9 million of our shares of Net2Phone Class A Common Stock to AT&T for $75 per share. Upon completing this transaction, our ownership interest in Net2Phone was reduced to approximately
10.0 million shares of Class A Common Stock, representing approximately a 17% ownership interest and a 21% voting interest. Consequently, beginning with the first quarter of Fiscal 2001, we are no longer consolidating Net2Phone's results. We are now using the equity method to account for our ownership interest in Net2Phone. This change in the accounting treatment for our ownership stake in Net2Phone will therefore have an impact upon the comparison of results for the six and three month periods ended January 31, 2001 and January 31, 2000 described below.

Six Months Ended January 31, 2001 Compared to Six Months Ended January 31, 2000

Results of Operations

     Revenue. Our revenue increased 0.9%, from approximately $558.9 million for the six months ended January 31, 2000 to approximately $564.2 million for the six months ended January 31, 2001. Our telecommunications revenue increased 3.7%, from approximately $529.1 million for the six months ended January 31, 2000 to approximately $548.7 million for the six months ended January 31, 2001. Our internet services revenue increased 2.5%, from approximately $6.5 million for the six months ended January 31, 2000 to approximately $6.7 million for the six months ended January 31, 2001. As a result of the change in our accounting for our ownership interest in Net2Phone from the full consolidation method to the equity method, we did not record Internet telephony revenue for the six months ended January 31, 2001. We recorded Internet telephony revenue of approximately $23.3 million for the six months ended January 31, 2000. Revenue from our Ventures businesses amounted to approximately $8.8 million for the six months ended January 31, 2001. No revenue from Ventures activities was recorded for the six months ended January 31, 2000.

     Our telecommunications revenue increased primarily as a result of an approximately 50% increase in minutes of use from approximately 2.04 billion for the six months ended January 31, 2000 to approximately 3.00 billion for the six months ended January 31, 2001. The increase in minutes was due to increased marketing of our prepaid calling cards, which outweighed the effects of lower wholesale carrier minutes. The average revenue per minute decreased from the six months ended January 31, 2000 to the six months ended January 31, 2001, despite the exit of several competitors from our core wholesale and retail markets, due to the intensified price competition initiated by our remaining competitors, as they attempt to defend their remaining share of the market. The decline in wholesale carrier minutes resulted from a reduction in the number of wholesale carrier services clients, reflecting an ongoing transition of our wholesale customer base towards a smaller group of larger, more financially stable customers. The decline in wholesale carrier minutes resulted in a decrease in wholesale telecommunications revenues of 19.4%, from approximately $265.5 million for the six months ended January 31, 2000 to approximately $214.1 million for the six months ended January 31, 2001. As a percentage of telecommunications revenue, wholesale telecommunications revenue decreased from approximately 50.2% for the six months ended January 31, 2000 to approximately 39.0% for the six months ended January 31, 2001.

     Our revenue from retail telecommunications services increased 26.9%, from approximately $263.6 million for the six months ended January 31, 2000 to approximately $334.6 million for the six months ended January 31, 2001 as a result of increased sales of our prepaid calling cards, and higher domestic long distance revenues. As a percentage of overall telecommunications revenue, retail telecommunications revenue increased from approximately 49.8% for the six months ended January 31, 2000 to approximately 61.0% for the six months ended January 31, 2001. Prepaid calling card sales increased 23.4%, from approximately $250.9 million for the six months ended January 31, 2000, to approximately $309.5 million for the six months ended January 31, 2001, as we continue to take market share from competitors who have scaled back their calling card operations or have left the market entirely. Prepaid calling card sales as a percentage of our retail telecommunication services revenue decreased from 95.2% for the six months ended January 31, 2000 to 92.5% for the six months ended January 31, 2001, as revenues from domestic long distance services grew at a faster rate than did calling card revenues. Our revenues from domestic long distance services increased 295.2%, from approximately $5.5 million for the six months ended January 31, 2000, to approximately $21.9 million for the six months ended January 31, 2001. The domestic long distance revenue gains are attributable to the full introduction of our flat-rate, $0.05 a minute long distance calling plan, which was accompanied by an aggressive marketing campaign, resulting in a significant increase in the number of domestic long distance customers.

     As a percentage of total revenue, Internet services revenue was approximately 1.2% for both the six months ended January 31, 2000 and six months ended January 31, 2001. The dollar increase in Internet services revenue reflects an increase in dedicated access services, which outweighed the decline in dial-up access services.

     Internet telephony revenue as a percentage of total revenue amounted to 4.2% for the six months ended January 31, 2000. As mentioned above, no Internet telephony revenue was recorded for the six months ended January 31, 2001, reflecting a change in the accounting treatment of our Net2Phone stake to the equity method beginning in the first quarter of Fiscal 2001.

     Direct Cost of Revenue. Our direct cost of revenue increased by 8.8%, from approximately $451.0 million for the six months ended January 31, 2000 to approximately $490.8 million for the six months ended January 31, 2001. As a percentage of total revenue, these costs increased from 80.7% for the six months ended January 31, 2000 to 87.0% for the six months ended January 31, 2001. The dollar increase is due primarily to increases in underlying carrier and connectivity costs, as our telecommunications minutes of use grew significantly. As a percentage of total revenue, the increase in direct costs reflects the gross margin pressures experienced by both the wholesale and retail telecommunications divisions, reflecting intensified price competition in these markets, as described above. Partially offsetting this factor was the shift in telecommunications revenue mix towards higher gross margin retail revenues.

     Selling, General and Administrative. Our selling, general and administrative costs increased 44.9%, from approximately $105.3 million for the six months ended January 31, 2000 to approximately $152.7 million for the six months ended January 31, 2001. As a percentage of total revenue, these costs increased from 18.8% for the six months ended January 31, 2000 to 27.1% for the six months ended January 31, 2001. This increase is due to several factors, including increased international debit card distribution costs, increased sales and marketing efforts for our retail services, such as prepaid calling cards and domestic long distance, as well as increased salaries, facilities costs and professional fees related to the expansion of our infrastructure to facilitate our current and anticipated future sales growth. Also included in selling, general and administrative costs for the six months ended January 31, 2001 is approximately $29.1 million in selling, general and administrative costs associated with our IDT Ventures division, which has several innovative telecommunications and Internet related businesses in various stages of development. This compares to approximately $3.0 million in selling, general and administrative costs associated with our IDT Ventures division, which was recorded during the six months ended January 31, 2000. In addition, IDT Ventures incurred expenses during the first quarter of Fiscal 2001 of $12.5 million related to management incentive compensation arising from the completion of the sale of our Net2Phone shares to AT&T. Partially offsetting these factors was the exclusion of selling, general and administrative expenses related to Net2Phone in the six months ended January 31, 2001. Included in selling, general and administrative for the six months ended January 31, 2000, is $5.2 million of non-cash compensation as a result of option grants made by Net2Phone during the period.

     Depreciation and Amortization. Depreciation and amortization increased 43.7%, from approximately $20.4 million for the six months ended January 31, 2000 to approximately $29.3 million for the six months ended January 31, 2001. As a percentage of revenue, these costs increased from 3.6% for the six months ended January 31, 2000 to 5.2% for the six months ended January 31, 2001. These costs increased, in both absolute dollars and as a percentage of revenues, primarily as a result of our higher fixed asset base during the six months ended January 31, 2001 as compared with the six months ended January 31, 2000, reflecting our efforts to expand our telecommunications network infrastructure and other facilities partially offset by the deconsolidation of Net2Phone. We anticipate that depreciation and amortization costs will continue to increase as we continue to add to our asset base, allowing us to implement our growth strategy.

     Loss from Operations. We recorded a loss from operations of approximately $108.5 million for the six months ended January 31, 2001, compared to a loss from operations of approximately $17.8 million for the six months ended January 31, 2000. Our telecommunications business recorded a loss from operations (after the effect of minority interests) of approximately $67.4 million for the six months ended January 31, 2001, compared to income from our telecommunications operations of approximately $13.8 million for the six months ended January 31, 2000. The recording of a loss from operations in the current period as compared with income from operations in the prior year period reflected decreased gross margins, particularly in the wholesale carrier business, and an increase in sales and marketing costs for retail telecommunications services, which outweighed the increase in telecommunications revenues.

     Loss from operations for our Ventures division for the six months ended January 31, 2001 was approximately $36.9 million, which included $12.5 million of management incentive compensation. The Ventures division recorded an operating loss of $3.0 million in the six months ended January 31, 2000.

     Loss from operations for our Internet access business increased to approximately $7.8 million for the six months ended January 31, 2001 from approximately $7.2 million for the six months ended January 31, 2000. The increased loss is due to higher direct costs incurred in providing Internet access services.

     Loss from operations of the Net2Phone subsidiary amounted to approximately $23.4 million for the six months ended January 31, 2000, with no corresponding loss from operations recorded during the six months ended January 31, 2001, reflecting the change in accounting for Net2Phone.

     Other income. Included in other income for the six months ended January 31, 2001 is a realized gain of $999.6 million on our sale of 14.9 million shares of Net2Phone Class A Common Stock to AT&T, $38.1 million in gains we recognized under Staff Accounting Bulletin No. 51 in conjunction with Net2Phone's sale of newly issued shares to AT&T and approximately $313.5 million in gains related to the settlement of our lawsuit with TyCom Ltd. Partially offsetting this income was a recognized loss of approximately $129.2 million related primarily to the sale of some of our Terra Networks shares, as well as a loss of approximately $32.0 million due to recording our pro-rata share of Net2Phone's loss through the equity method.

     Included in other income for the six months ended January 31, 2000 is $142.3 million in gains we recognized under Staff Accounting Bulletin No. 51 in conjunction with Net2Phone's sale of shares in its Initial Public Offering and concurrent conversion of Net2Phone's Series A Stock to Class A Common Stock in August 1999 and its secondary offering in December 1999, and a realized gain of $105.8 million on our sale of 2.2 million Net2Phone shares as part of Net2Phone's Secondary Offering.

     Income Taxes. We recorded income tax expense of approximately $356.0 million for the six months ended January 31, 2001, compared to approximately $101.6 million for the six months ended January 31, 2000. Income tax benefit of approximately $1.2 million for the six months ended January 31, 2001, and approximately $1.3 million for the six months ended January 31, 2000 related to the tax deduction upon the exercise of stock options was recorded directly into additional paid-in capital.

Three Months Ended January 31, 2001 Compared to Three Months Ended January 31,
   2000

Results of Operations

     Revenue. Our revenue increased 4.4%, from approximately $275.5 million for the three months ended January 31, 2000 to approximately $287.6 million for the three months ended January 31, 2001. Our telecommunications revenue increased 7.8%, from approximately $260.6 million for the three months ended January 31, 2000 to approximately $280.9 million for the three months ended January 31, 2001. Our Internet services revenue increased 2.5%, from approximately $3.0 million for the three months ended January 31, 2000 to approximately $3.1 million for the three months ended January 31, 2001. As a result of the change in our accounting for our ownership interest in Net2Phone from the full consolidation method to the equity method, we did not record Internet telephony revenue for the three months ended January 31, 2001. We recorded Internet telephony revenue of approximately $11.9 million for the three months ended January 31, 2000. Revenue from our Ventures businesses amounted to approximately $3.7 million for the three months ended January 31, 2001. No revenue from Ventures activities was recorded for the three months ended January 31, 2000.

     Our telecommunications revenue increased primarily as a result of a 60.4% increase in minutes of use from approximately 1.01 billion for the three months ended January 31, 2000 to approximately 1.62 billion for the three months ended January 31, 2001. The increase in minutes was due to increased marketing of our prepaid calling cards, which outweighed the effects of lower wholesale carrier minutes. The average revenue per minute decreased from the three months ended January 31, 2000 to the three months ended January 31, 2001, despite the exit of several competitors from our core wholesale and retail markets, due to the intensified price competition initiated by our remaining competitors, as they attempt to defend their remaining share of the market. The decline in wholesale carrier minutes resulted from a reduction in the number of wholesale carrier services clients, reflecting an ongoing transition of our wholesale customer base towards a smaller group of larger, more financially stable customers. The decline in wholesale carrier minutes resulted in a decrease in wholesale telecommunications revenues of 19.1%, from approximately $127.7 million for the three months ended January 31, 2000 to approximately $103.3 million for the three months ended January 31, 2001. As a percentage of telecommunications revenue, wholesale telecommunications revenue decreased from approximately 49.0% for the three months ended January 31, 2000 to approximately 36.8% for the three months ended January 31, 2001.

     Our revenue from retail telecommunications services increased 33.7%, from approximately $132.9 million for the three months ended January 31, 2000 to approximately $177.6 million for the three months ended January 31, 2001, as a result of increased sales of our prepaid calling cards and continued growth of our domestic long distance business. As a percentage of overall telecommunications revenue, retail telecommunications revenue increased from approximately 51.0% for the three months ended January 31, 2000 to approximately 63.2% for the three months ended January 31, 2001. Prepaid calling card sales increased 31.4%, from approximately $124.0 million in the three months ended January 31, 2000, to approximately $162.9 million in the three months ended January 31, 2001, as we continue to take market share from competitors who have scaled back their calling card operations or have left the market entirely. Prepaid calling card sales as a percentage of retail telecommunication services revenue decreased from 93.3% for the three months ended January 31, 2000 to 91.7% for the three months ended January 31, 2001. Our revenues from domestic long distance services increased 391.2%, from approximately $2.7 million in the three months ended January 31, 2000, to approximately $13.2 million in the three months ended January 31, 2001. The domestic long distance revenue gains are attributable to the full introduction of our flat-rate, $0.05 a minute long distance calling plan, which was accompanied by an aggressive marketing campaign, resulting in a significant increase in the number of domestic long distance customers.

     As a percentage of total revenue, Internet services revenue was approximately 1.1% for both the three months ended January 31, 2000 and three months ended January 31, 2001. The dollar increase in Internet services revenue reflects an increase in dedicated access services, which outweighed the decline in dial-up access services.

     Internet telephony revenue as a percentage of total revenue amounted to 4.3% for the three months ended January 31, 2000. As mentioned above, no Internet telephony revenue was recorded for the three months ended January 31, 2001, reflecting a change in the accounting treatment of our Net2Phone stake to the equity method beginning in the first quarter of Fiscal 2001.

     Direct Cost of Revenue. Our direct cost of revenue increased by 14.2%, from approximately $220.8 million for the three months ended January 31, 2000 to approximately $252.2 million for the three months ended January 31, 2001. As a percentage of total revenue, these costs increased from 80.1% for the three months ended January 31, 2000 to 87.7% for the three months ended January 31, 2001. The dollar increase is due primarily to increases in underlying carrier and connectivity costs, as our telecommunications minutes of use grew significantly. As a percentage of total revenue, the increase in direct costs reflects the gross margin pressures experienced by both the wholesale and retail telecommunications divisions, reflecting intensified price competition in these markets, as described above. Partially offsetting this factor was the shift in telecommunications revenue mix towards higher gross margin retail revenues.

     Selling, General and Administrative. Our selling, general and administrative costs increased 22.2%, from approximately $56.7 million for the three months ended January 31, 2000 to approximately $69.3 million for the three months ended January 31, 2001. As a percentage of total revenue, these costs increased from 20.6% for the three months ended January 31, 2000 to 24.1% for the three months ended January 31, 2001. This increase is due to several factors, including increased international debit card distribution costs, increased sales and marketing efforts for our retail services, such as prepaid calling cards and domestic long distance, as well as increased salaries, facilities costs and professional fees related to the expansion of our infrastructure to facilitate our current and anticipated sales growth. Also included in selling, general and administrative costs for the three months ended January 31, 2001 is approximately $16.1 million in selling, general and administrative costs associated with our IDT Ventures division, which has several innovative telecommunications and Internet related businesses in various stages of development. Partially offsetting these factors was the exclusion of selling, general and administrative expenses related to Net2Phone in the three months ended January 31, 2001. Included in salaries for the three months ended January 31, 2000, is $2.3 million of non-cash compensation as a result of option grants made by Net2Phone during the period.

     Depreciation and Amortization. Depreciation and amortization increased 39.8%, from approximately $10.4 million for the three months ended January 31, 2000 to approximately $14.6 million for the three months ended January 31, 2001. As a percentage of revenue, these costs increased from 3.8% for the three months ended January 31, 2000 to 5.1% for the three months ended January 31, 2001. These costs increased, in both absolute dollars and as a percentage of revenues, primarily as a result of our higher fixed asset base during the three months ended January 31, 2001 as compared with the three months ended January 31, 2000, reflecting our efforts to expand our telecommunications network infrastructure and other facilities. We anticipate that depreciation and amortization costs will continue to increase as we continue to add to our asset base, allowing us to implement our growth strategy.

     Loss from Operations. We recorded a loss from operations of approximately $48.5 million for the three months ended January 31, 2001, compared to a loss from operations of approximately $12.4 million for the three months ended January 31, 2000. Our telecommunications business recorded a loss from operations (after the effect of minority interests) of approximately $30.9 million for the three months ended January 31, 2001, compared to income from our telecommunications operations of approximately $7.2 million for the three months ended January 31, 2000. The recording of a loss from operations in the current period as compared with income from operations in the prior year period reflected decreased gross margins, particularly in the wholesale carrier business, and an increase in sales and marketing costs for retail telecommunications services, which outweighed the effects of an increase in telecommunications revenues.

     Loss from operations for our Ventures division for the three months ended January 31, 2001 was approximately $14.4 million, compared to an operating loss of approximately $3.0 million in the three months ended January 31, 2000. The larger loss resulted primarily from increased selling, general and administrative expenses as the Company worked to develop its various Ventures businesses.

     Loss from operations for our Internet business increased to approximately $5.2 million for the three months ended January 31, 2001 from approximately $3.6 million for the three months ended January 31, 2000. The increased loss is due to higher direct costs incurred in providing Internet access service.

     Loss from operations of the Net2Phone subsidiary amounted to approximately $14.1 million for the three months ended January 31, 2000, with no corresponding loss from operations recorded during the three months ended January 31, 2001, reflecting the change in accounting for Net2Phone.

     Other income. Included in other income for the three months ended January 31, 2001 were recognized losses of approximately $91.6 million related primarily to the sale of some of our Terra Networks shares, as well as a loss of approximately $31.0 million due to recording our pro-rata share of Net2Phone's loss through the equity method.

     Included in other income for the three months ended January 31, 2000 was $76.8 million in gains we recognized under Staff Accounting Bulletin No. 51 in conjunction with Net2Phone's sale of shares in its Secondary Offering in December 1999, and a realized gain of $105.8 million on our sale of 2.2 million Net2Phone shares as part of Net2Phone's Secondary Offering.

     Income Taxes. We recorded an income tax benefit of approximately $40.4 million for the three months ended January 31, 2001, compared to an income tax expense of approximately $74.9 million for the three months ended January 31, 2000. Income tax benefit of approximately $0.4 million for the three months ended January 31, 2001, and approximately $0.5 million for the three months ended January 31, 2000 related to the tax deduction upon the exercise of stock options was recorded directly into additional paid-in capital.

Recent Developments

     Our common stock began trading on the New York Stock Exchange, Inc. on February 26, 2001 under the ticker symbol "IDT". Our common stock previously traded on the Nasdaq National Market under the symbol "IDTC".

Liquidity and Capital Resources

General

     Historically, we have satisfied our cash requirements through a combination of cash flow from operating activities, sales of equity and debt securities and borrowings from third parties. Additionally, we received approximately $1.1 billion from the sale of Net2Phone Class A Common Stock to AT&T in August 2000.

     As of January 31, 2001, we had cash, cash equivalents and marketable securities of approximately $1.1 billion and working capital of approximately $1.0 billion. We generated negative cash flow from operating activities of approximately $82.8 million during the six months ended January 31, 2001, compared with negative cash flow from operating activities of approximately $82.8 million during the six months ended January 31, 2000. Our cash flow from operations varies significantly from quarter to quarter, depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable. Accounts receivable, accounts payable and accrued expenses have generally increased from period to period as our businesses have grown.

     Our capital expenditures were approximately $62.4 million for the six months ended January 31, 2001, compared to approximately $34.6 million for the six months ended January 31, 2000, as we have continued to expand our international and domestic telecommunications network infrastructure. From time to time, we will finance a portion of our capital expenditures through capital leases.

     We experience intense price competition in our telecommunications business. The long distance telecommunications industry has been characterized by significant declines in both per-minute revenues and per-minute costs. In the past, these factors have tended to generally offset each other. However, since the mid-point of Fiscal 2000, as per-minute pricing continued to erode, and began to outpace the drop in per-minute costs, gross margins have come under increasing pressure. Our long term strategy involves terminating a larger proportion of minutes on our own network, thereby lowering costs and preserving margins even in a weaker price environment. However, in the short term, the incremental demand for usage has outpaced the rate of deployment of additional network capacity. In fact, it has become commonplace within the industry for companies to experience delays in network build-out programs. As such, there can be no assurance that we will be able to maintain our gross margins at the current level, in the face of lower per-minute revenues.

     We continued to fund our Ventures division, which incurred significant start-up, development, marketing and promotional costs. As we move our Ventures businesses through their respective development stages, we anticipate that selling, general and administrative for our Ventures division will exceed, by a significant amount, the revenues generated by this division for the foreseeable future.

     We will need to make significant capital expenditures in order to expand our network capacity. If we are unable to raise sufficient capital to meet our spending requirements, our network expansion, and the anticipated associated revenue growth and margin improvement, would be delayed.

Changes in Other Current Assets, Accounts Receivable, Allowance for Doubtful
   Accounts and Deferred Revenue

     Other current assets decreased from $71.1 million at July 31, 2000 to $38.2 million at January 31, 2001, due to decreases in contract deposits, inventories and prepaid expenses due to the deconsolidation of Net2Phone. The average age of our accounts receivable, as measured by number of days sales outstanding, has increased from the levels of one year ago, due to a significant increase in sales to relatively more credit-worthy carriers and distributors of prepaid calling cards. These customers tend to demand, and we are willing to grant, extended payment terms. However, the number of days sales outstanding has remained within a narrow range over the past four quarters, and has declined since the end of Fiscal 2000.

     Due to the wide range of collection terms, future trends with respect to days sales outstanding generally depend on the proportion of total sales made to carriers, who are often offered extended payment terms of up to 90 days, and prepaid calling card distributors, who generally receive terms of up to 30 days. Therefore, the trends in days sales outstanding will depend, in large part, on the mix of wholesale (carrier) versus retail (debit card distributor) customers. In addition, as we are willing to extend longer payment terms to more credit-worthy customers, an increase in customers belonging to the highest credit classes, as a percentage of total customers, could also lead to an increase in days sales outstanding. However, as the foregoing is difficult to predict, it is not possible at this time to determine whether recent trends in days sales outstanding will continue.

     The allowance for doubtful accounts as a percentage of accounts receivable increased from 14.3% at July 31, 2000, to 22.8% at January 31, 2001. The increase reflects the deteriorating credit quality of a portion of our existing wholesale customer base, as well as the increase in the number of domestic long distance customers, who require a larger reserve than do wholesale and retail debit card customers. Although we anticipate that our customer base will continue its transition towards a more credit-worthy group, some of our existing accounts receivable are still related to sales made to less credit-worthy customers. In addition, during the first quarter of Fiscal 2001, we collected large amounts of previously unsettled outstanding wholesale receivables against which there were offsetting payables. Therefore, these receivables did not have allowances for doubtful accounts associated with them. Collections of these receivables had the effect of reducing gross receivables, while not having an impact on the allowance for doubtful accounts, resulting in a higher allowance for doubtful accounts when measured as a percentage of accounts receivable.

     Deferred revenue as a percentage of total revenue varies from period to period depend on the mix and the timing of revenue. During the first six months of Fiscal 2001, we continued to experience a steady increase in the sale of our prepaid calling cards due to increased marketing efforts and a decreased number of competitors in our target markets. This resulted in a continued increase in actual deferred revenue. However, we reported a reduction of deferred revenue during the first six months of Fiscal 2001 because of the elimination of Net2Phone-related deferred revenue due to the deconsolidation of Net2Phone.

Significant Transactions

     In August 2000, we sold 14,900,000 shares of our Net2Phone Class A Common Stock to ITelTech, for a purchase price of $75 per share, for total cash consideration of approximately $1.1 billion. In addition, ITelTech purchased an additional 4 million newly-issued shares of Net2Phone Class A Common Stock, also at a price of $75 per share, paying approximately $300.0 million to Net2Phone. We now hold approximately 17% of Net2Phone's outstanding stock, and approximately 21% of the voting interest.

     In addition, we have the option to sell to AT&T 2,040,817 shares of our Class B Common Stock for total consideration of $75.0 million. In August 2000, we notified AT&T of our intention to exercise this option. The transaction is expected to be completed in March 2001.

Stock Buyback Program

     In May 2000, our Board of Directors authorized the repurchase of up to five million shares of our Common Stock. In June 2000, our Board of Directors authorized an increase in the share repurchase program to 10.0 million shares of Common Stock. In October 2000, we our Board of Directors had authorized a further increase in the share repurchase program to 12.5 million shares of Common Stock. Through March 13, 2001, we had repurchased approximately 7.1 million shares of Common Stock, for an aggregate purchase price of approximately $237.7 million, of which approximately 3.1 million were retired.

Other Sources and Uses of Resources

     We intend to, where appropriate, make strategic acquisitions to increase our telecommunications customer base. From time to time, we evaluate potential acquisitions of companies, technologies, products and customer accounts that complement our businesses.

     From November 1, 2000 through March 19, 2001, we have purchased approximately $51 million of assets and stock of several telecommunications and related businesses, including the debit card business of PT-1 Communications, Inc.

     We believe that, based upon our present business plan, our existing cash resources, expected cash flow from operating activities and access to credit facilities will be sufficient to meet our currently anticipated working capital and capital expenditure requirements for at least the next twelve months.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

     We have reviewed the disclosure requirements for Item 3 and, based on our current capital structure, scope of operations and financial statement structure, we believe that such disclosure is not warranted at this time. Since conditions may change, we will periodically review our compliance with this disclosure requirement to the extent applicable.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words "believes," "anticipates," "expects," and similar words and phrases. Such forward-looking statements include, among other things, our plans to implement our growth strategy, improve our financial performance, expand our infrastructure, develop new products and services, expand our customer base and enter international markets, and the possible outcome of our litigation. Such forward-looking statements also include our expectations concerning factors affecting the markets for our products, such as changes in the U.S. and the international regulatory environment and the demand for long-distance telecommunications, Internet access and Internet telephony services. Actual results could differ from those projected in any forward-looking statements. The forward-looking statements are made as of the date of this Report, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth herein and the other information set forth from time to time in our reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the year ended July 31, 2000 and Quarterly Report on Form 10-Q for the three months ended October 31, 2000.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

     Incorporated by reference from Part I, Item I, Financial Statements, Note 8 captioned "Legal Proceedings and Contingencies."

Item 2.    Changes in Securities and Use of Proceeds

     None

Item 3.    Defaults Upon Senior Securities

     None

Item 4.    Submission of Matters to a Vote of Security Holders

     Our Annual Meeting of Stockholders (the "Meeting") was held on December 14, 2000. The following matters were submitted to our stockholders for their vote, and the results of the vote taken at the Meeting were as follows:

1.  Four of our Class II Directors were elected for a term of three years.

    (a) Hal Brecher:              50,528,543 votes for;            609,133 votes against;
    (b) Moshe Kaganoff:           50,527,979 votes for;            609,697 votes against;
    (c) Meyer A. Berman:          50,577,320 votes for;            560,356 votes against;
    (d) William A. Owens:         50,618,195 votes for;            519,481 votes against; and
    0 broker held non-voted shares.

2. Amendment to our 1996 Stock Option and Incentive Plan, as amended and restated (the "Plan") were ratified. The amendments to the Plan effected the following changes: (i) permit the grant of awards of (or with respect to) shares of our Class B Common Stock, par value $.01 per share, under the Plan, (ii) reserve 3,300,000 shares of Class B Common Stock for the grant of awards under the Plan and (iii) certain technical amendments to the Plan.

    37,043,293 votes for;                      5,114,949 votes against;         53,458 abstentions; and
    8,322,049 broker held non-voted shares.

3. The grant of options to purchase shares of our Class B Common Stock to certain of our officers and directors of up to an aggregate of 820,000 shares of our Class B Common Stock granted outside of our 1996 Stock Option and Incentive Plan, as amended and restated.

    37,886,220 votes for;                      5,144,949 votes against;         53,458 abstentions; and
    8,322,049 broker held non-voted shares.

4. The appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending July 31, 2001 was ratified.

    50,951,920 votes for;                      133,938 votes against;           51,818 abstentions; and
    0 broker held non-voted shares.

     In connection with the restructuring, Howard S. Jonas executed a written consent on December 15, 2000.

Item 5.

           Other Information

     None

Item 6.    Exhibits and Reports on Form 8-K

(1)      Exhibits:

Exhibit
Number            Description
------            -----------
3.01(1)             Restated Certificate of Incorporation of the Registrant.
3.02(1)             By-laws of the Registrant.
3.03(16)            Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.
10.01(2)            Employment Agreement between the Registrant and Howard S. Jonas.
10.02(*)            1996 Stock Option and Incentive Plan, as amended and restated, of the Registrant.
10.03(3)            Form of Stock Option Agreement under the 1996 Stock Option and Incentive Plan.
10.04(4)            Form of Registration Rights Agreement between certain stockholders and the Registrant.
10.05(1)            Lease of 294 State Street.
10.06(5)            Lease of 190 Main Street.
10.7(6)             Form of Registration Rights Agreement between Howard S. Jonas and the Registrant.
10.8(10)            Employment Agreement between the Registrant and James Courter.
10.9(7)             Agreement between Cliff Sobel and the Registrant.
10.10(10)           Employment Agreement between the Registrant and Hal Brecher.
10.11(10)           Employment Agreement between the Registrant and Howard S. Jonas.
10.12(8)            Agreement and Plan of Merger, dated April 7, 1998, by and among the Registrant, ADM Corp.,
                    InterExchange, Inc., David Turock, Eric Hecht, Richard Robbins, Bradley Turock, Wai Nam Tam,
                    Mary Jo Altom and Lisa Mikulynec.
10.13(9)            Securities Purchase Agreement between the Registrant, Carlos Gomez and Union Telecard Alliance, LLC.
10.14(10)           Credit Agreement, dated as of May 10, 1999, by and among the Registrant, various lenders party thereto, Lehman Commercial Paper Inc., CIBC World Markets Corp. and Bankers Trust Company.
10.15(10)           Pledge Agreement, dated as of May 10, 1999, by and among the Registrant, certain subsidiaries of the Registrant and Bankers Trust Company, as Collateral Agent.
10.16(10)           Security Agreement, dated as of May 10, 1999, by and among the Registrant, certain subsidiaries of the
                    Registrant and Bankers Trust Company, as Collateral Agent.
10.17(10)           Subsidiaries Guaranty, dated as of May 10, 1999, by and among the Registrant, certain subsidiaries of the
                    Registrant and Bankers Trust Company, as Collateral Agent.
10.18(10)           Loan Agreement between the Registrant and Stephen Brown.
10.19(11)           Internet/Telecommunications Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.
10.20(11)           Joint Marketing Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.
10.21(11)           IDT Services Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.
10.22(11)           Net2Phone Services Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.
10.23(11)           Assignment Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.
10.24(11)           Tax Sharing and Indemnification Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.
10.25(11)           Separation Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

Exhibit
Number            Description
------            -----------

10.26(11)           Co-location and Facilities Management Services Agreement, dated as of May 20, 1999, by and  between Registrant and Net2Phone, Inc.
10.27(12)           Lease of 520 Broad Street, Newark, New Jersey.
10.28(12)           Amendment to Lease of 520 Broad Street, Newark, New Jersey.
10.29(13)           Option Agreement, dated as of March 3, 2000, between IDT Corporation and AT&T Corp.
10.30(14)           Amendment to Option Agreement, dated as of April 5, 2000 between IDT Corporation and AT&T Corp.
10.31(13)           Subscription Agreement, dated as of March 24, 2000, between IDT Corporation and Liberty Media Corporation.
10.32(14)           Amendment to Subscription Agreement, dated as of May 26, 2000, between IDT Corporation and Liberty Media
                    Corporation.
10.33(13)           Letter Agreement, dated as of March 28, 2000, between IDT Corporation, AT&T Corp. and Net2Phone, Inc.
10.34(13)           Letter Agreement, dated as of March 30, 2000, between IDT Corporation, AT&T Corp. and Net2Phone, Inc.
10.35(15)           Conversion, Termination and Release Agreement, dated as of April 30, 2000, between IDT Corporation, Terra
                    Networks, S.A., Terra Networks USA, Inc., Terra Networks Access Services USA LLC and Terra Networks Interactive
                    Services USA LLC.
27.01*              Financial Data Schedule.
-----------

  *    Filed herewith.
(1)    Incorporated by reference to Form S-1 filed February 21, 1996 file no. 333-00204.
(2)    Incorporated by reference to Form S-1 filed January 9, 1996 file no. 333-00204.
(3)    Incorporated by reference to Form S-8 filed January 14, 1996 file no. 333-19727.
(4)    Incorporated by reference to Form S-1 filed March 8, 1996 file no. 333-00204.
(5)    Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1997, filed October 29, 1997.
(6)    Incorporated by reference to Form S-1 filed March 14, 1996 file no. 333-00204.
(7)    Incorporated by reference to Form 10-K/A for the fiscal year ended July 31, 1997, filed February 2, 1998.
(8)    Incorporated by reference to Form 8-K filed April 22, 1998.
(9)    Incorporated by reference to Form 10-K/A for the fiscal year ended July
       31, 1998, filed December 4, 1998.
(10)   Incorporated by reference to Form 10-Q for the fiscal quarter ended
       January 31, 1999, filed March 17, 1999.
(11)   Incorporated by reference to Form 10-Q for the fiscal quarter ended April
       30, 1999, filed June 14, 1999.
(12)   Incorporated by reference to Form 10-K for the fiscal year ended July 31,
       1999, filed November 4, 1999.
(13)   Incorporated by reference to Form 10-Q for the fiscal quarter ended
       January 31, 2000, filed March 12, 2000.
(14)   Incorporated by reference to Form 8-K filed March 31, 2000.
(15)   Incorporated by reference to Schedule 14C filed June 12, 2000.
(16)   Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 2000, filed June 14, 2000.
(17)   Incorporated by reference to Form 10-Q for the fiscal quarter ended
       October 31, 2000, filed December 15, 2000.

(2)      Reports on Form 8-K.

     None.

                                 IDT CORPORATION

                                    FORM 10-Q

                                JANUARY 31, 2001

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 IDT CORPORATION

March 19, 2001         By: /s/ Howard S. Jonas
--------------             -----------------------------------------------------
         Date                  Howard S. Jonas
                               Chairman of the Board and Chief Executive Officer (Principal Executive Officer)


March 19, 2001         By: /s/ Stephen R. Brown
--------------             ----------------------------------------------------
         Date                  Stephen R. Brown
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)