Form 10-Q
period 2001-04-30
IDT CORP
filed 2001-06-14
CIK 1005731

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                               ------------------



                                    FORM 10-Q


|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
              Exchange Act of 1934 for the Quarterly
                     Period Ended April 30, 2001

                                  or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities
                        Exchange Act of 1934


                         Commission File Number: 0-27898



                               ------------------




                                 IDT CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


          Delaware                                   22-3415036
  -------------------------                       ------------------
      (State or other                             (I.R.S. Employer
      jurisdiction of                              Identification
      incorporation or                                 Number)
       organization)

520 Broad Street, Newark, New Jersey                      07102
-----------------------------------------               ----------
  (Address of principal executive offices)              (Zip Code)


                               (973) 438-1000
                    --------------------------------------
                       (Registrant's telephone number,
                            including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|



      Common Stock, $.01 par value - 26,487,952 shares as of June 13, 2001 Class A Common Stock, $.01 par value - 9,816,988 shares as of June 13, 2001 Class B Common Stock, $.01 par value - 40,785,574 shares as of June 13, 2001

       (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

2

                                 IDT CORPORATION

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION.....................................................       3

    Item 1.Financial Statements (Unaudited) .......................................       3

           Condensed Consolidated Balance Sheets as of April 30, 2001
            and July 31, 2000 .....................................................       3
           Condensed Consolidated Statements of Income for the nine
            months and the three months ended April 30, 2001 and 2000 .............       4
           Condensed Consolidated Statements of Cash Flows for the
            nine months ended April 30, 2001 and 2000..............................       5
           Notes to Condensed Consolidated Financial Statements ...................       6

    Item 2.Management's Discussion and Analysis of Financial
            Condition and Results of Operations ...................................      11

    Item 3.Quantitative and Qualitative Disclosures About Market Risk .............      20

PART II.  OTHER INFORMATION .......................................................      21

    Item 1.Legal Proceedings ......................................................      21

    Item 2.Changes in Securities and Use of Proceeds ..............................      21

    Item 3.Defaults Upon Senior Securities ........................................      21

    Item 4.Submission of Matters to a Vote of Security Holders.....................      21

    Item 5.Other Information.......................................................      21

    Item 6.Exhibits and Reports on Form 8-K........................................      21

SIGNATURES.........................................................................      25

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                                 IDT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                               April 30, 2001    July 31, 2000
                                                               --------------    -------------
                                                               (Unaudited)        (Note 1)
Assets
Current assets:
 Cash and cash equivalents ...............................      $ 1,107,803       $   162,879
 Marketable securities ...................................           11,915           230,160
 Accounts receivable, net ................................          144,043           160,995
 Other current assets ....................................           35,895            87,859
                                                                -----------       -----------
    Total current assets .................................        1,299,656

Property, plant and equipment, net .......................          215,120           225,638
Trademark, net ...........................................               --            10,985
Intangible assets, net ...................................          180,942           162,233
Marketable securities ....................................               --           132,277
Investments ..............................................           66,829            29,319
Other assets .............................................          345,979            16,710
                                                                -----------       -----------
    Total assets .........................................      $ 2,108,526       $ 1,219,055
                                                                ===========       ===========

Liabilities and stockholders' equity
Current liabilities:
 Trade accounts payable ..................................      $   190,548       $   161,874
 Accrued expenses ........................................           23,884            36,451
 Deferred revenue ........................................           67,156            48,572
 Notes payable - current portion .........................            6,905            22,604
 Capital lease obligations - current portion .............           19,943            13,540
 Other current liabilities ...............................           10,668            10,922
                                                                -----------       -----------
    Total current liabilities ............................          319,104           293,963

Deferred tax liabilities, net ............................          514,588           168,772
Notes payable - long-term portion ........................              337            12,174
Capital lease obligations - long-term portion ............           52,943            43,940
Other liabilities ........................................              167               709
                                                                -----------       -----------
    Total liabilities ....................................          887,139           519,558

Minority interests .......................................           13,342           231,309

Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.01 par value; authorized shares -
  10,000,000; no shares issued ...........................               --                --
 Common stock, $.01 par value; authorized shares -
  100,000,000; 22,424,287 and 25,959,256 shares issued
  and outstanding at April 30, 2001 and July 31, 2000,
  respectively ...........................................              224               260
 Class A common stock, $.01 par value; authorized shares -
  35,000,000; 9,816,988 and 9,970,233 shares issued and
  outstanding at April 30, 2001 and July 31, 2000,
  respectively ...........................................               98               100
 Class B common stock, $.01 par value; authorized shares -
  100,000,000; 36,322,907 and 35,929,489 shares issued and
  outstanding at April 30, 2001 and July 31, 2000,
  respectively ...........................................              363               359
 Loans to stockholders ...................................             (251)             (251)
 Additional paid-in capital ..............................          456,630           370,646
 Treasury stock ..........................................         (138,087)               --
 Accumulated other comprehensive losses ..................           (4,847)          (92,653)
 Retained earnings .......................................          893,915           189,727
                                                                -----------       -----------
    Total stockholders' equity ...........................        1,208,045           468,188
                                                                -----------       -----------
    Total liabilities and  stockholders' equity ..........      $ 2,108,526       $ 1,219,055
                                                                ===========       ===========


            See notes to condensed consolidated financial statements.

                                 IDT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                  Nine Months Ended April 30,          Three Months Ended April 30,
                                               -------------------------------       -------------------------------
                                                     2001            2000                  2001           2000
                                                     ----            ----                  ----           ----

Revenue .................................      $    899,916       $    822,050       $    335,722       $    263,110

Costs and expenses:
  Direct cost of revenue ................           789,058            661,617            298,286            210,634
  Selling, general and administrative ...           226,908            176,682             74,238             71,345
  Depreciation and amortization .........            42,890             32,000             13,613             11,624
  Impairment charges ....................             5,156                 --              5,156                 --
                                               ------------       ------------       ------------       ------------

Total costs and expenses ................         1,064,012            870,299            391,293            293,603
                                               ------------       ------------       ------------       ------------

Loss from operations ....................          (164,096)           (48,249)           (55,571)           (30,493)

Interest, net ...........................            42,492              3,977             12,901              3,160
Gain on sale of subsidiary stock ........         1,037,726                 --                 --                 --
Investment and other income, net ........           110,402            481,247            (42,899)           233,786
                                               ------------       ------------       ------------       ------------
Income (loss) before income taxes,
  minority interests and extraordinary
  item ..................................         1,026,524            436,975            (85,569)           206,453

Provision for (benefit from) income taxes           316,094            189,932            (39,953)            88,350
Minority interests ......................             6,243            (15,992)             2,661             (7,879)
                                               ------------       ------------       ------------       ------------

Income (loss) before extraordinary item .           704,187            263,035            (48,277)           125,982

Extraordinary loss on retirement of debt,
  net of income taxes ...................                --              2,976                 --                 --
                                               ------------       ------------       ------------       ------------

Net income (loss) .......................      $    704,187            260,059       $    (48,277)           125,982
                                               ============       ============       ============       ============

Earnings per share:
Income (loss) before extraordinary item:
  Basic .................................      $      10.43       $       3.83       $      (0.73)      $       1.82
  Diluted ...............................      $       9.46       $       3.54       $      (0.73)      $       1.66
Extraordinary loss on retirement of
 debt, net of income taxes:
  Basic .................................      $         --       $      (0.04)      $         --       $         --
  Diluted ...............................      $         --       $      (0.04)      $         --       $         --
Net income (loss):
  Basic .................................      $      10.43       $       3.79       $      (0.73)      $       1.82
                                               ============       ============       ============       ============
  Diluted ...............................      $       9.46       $       3.50       $      (0.73)      $       1.66
                                               ============       ============       ============       ============

Weighted average number of shares used in
  calculation of earnings per share -
  basic .................................        67,517,305         68,668,369         66,470,916         69,080,494
                                               ============       ============       ============       ============
Weighted average number of shares used in
  calculation of earnings per share -
  diluted ...............................        74,444,028         74,234,849         66,470,916         75,992,053
                                               ============       ============       ============       ============


            See notes to condensed consolidated financial statements.

                                 IDT CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                              Nine Months Ended April 30,
                                                           ------------------------------
                                                               2001             2000
                                                               ----             ----

Net cash used in operating activities ...............      $   (45,257)      $   (85,234)

Investing activities
Purchases of property, plant and equipment ..........          (55,596)          (55,510)
Net collection (issuance) of notes receivable .......          (16,034)           10,959
Net proceeds from sale of Net2Phone common stock ....        1,042,113           115,434
Purchases of investments, net .......................          (38,262)          (40,881)
Sales of marketable securities, net .................          179,671           (59,748)
                                                           -----------       -----------

Net cash provided by (used in) investing activities .        1,111,892           (29,746)

Financing activities
Proceeds from offerings of common stock of subsidiary               --           261,189
Proceeds from exercise of stock options of subsidiary               --             8,781
Proceeds from exercise of stock options .............            2,736             5,632
Proceeds from sale of class B common stock ..........           74,787                --
Repayment of borrowings .............................          (46,613)         (111,345)
Repayment of capital lease obligations ..............           (8,678)           (4,549)
Common stock repurchases ............................         (138,087)               --
Proceeds from minority investment in subsidiary .....               --             5,000
Distributions to minority shareholder ...............           (5,856)           (2,518)
                                                           -----------       -----------

Net cash (used in) provided by financing activities .         (121,711)          162,190
                                                           -----------       -----------

Net increase in cash and cash equivalents ...........          944,924            47,210

Cash and cash equivalents, beginning of period ......          162,879            52,903
                                                           -----------       -----------

Cash and cash equivalents, end of period ............      $ 1,107,803       $   100,113
                                                           ===========       ===========

Supplemental disclosures of cash flow information
Interest paid .......................................      $     5,677       $     8,719
Income taxes paid ...................................      $     4,493       $     1,050



            See notes to condensed consolidated financial statements.

                                 IDT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements of IDT Corporation and subsidiaries (collectively, the "Company" or "IDT") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three month periods ended April 30, 2001 are not necessarily indicative of the results that may be expected for the year ending July 31, 2001. The balance sheet at July 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 2000, as filed with the Securities and Exchange Commission.

    On August 11, 2000, the Company, through its subsidiary IDT Investments Inc. ("IDT Investments"), completed the sale of 14.9 million shares of its holdings of Net2Phone, Inc.'s ("Net2Phone") Class A Common Stock, at a price of $75 per share to ITelTech, LLC ("ITelTech"), a Delaware limited liability company controlled by AT&T Corporation ("AT&T"). In addition, ITelTech purchased four million newly-issued shares of Class A Common Stock from Net2Phone at a price of $75 per share. These transactions reduced the Company's voting stake in Net2Phone from approximately 56% to 21% and its economic stake in Net2Phone from approximately 45% to 17%. Accordingly, the Company has deconsolidated Net2Phone effective August 11, 2000 and accounts for its investment in Net2Phone using the equity method.

    On May 4, 2001, the Company declared a stock dividend of one share of Class B Common Stock for every one share of Common Stock, Class A Common Stock and Class B Common Stock. The Company distributed the dividend shares on May 31, 2001 to shareholders of record on May 14, 2001. The stock dividend has been accounted for as a stock split and all references to the number of common shares and per common share amounts have been restated to give retroactive effect to the stock dividend for all periods presented.

Note 2 - Business Segment Information

    Operating results and other financial data presented for the principal business segments of the Company are as follows ($ in thousands):

                                          Wholesale           Retail
                                    Telecommunications  Telecommunications   Internet      Internet
                                          Services           Services         Services     Telephony       Ventures        Total
                                    ------------------  ------------------    --------     ---------       --------        -----
Three months ended April 30, 2001
Total segment revenue ...........         $  93,802          $ 237,588       $   1,536     $      --      $   2,796    $   335,722
Less: revenues between segments .                --                 --              --            --             --             --
                                          ---------          ---------       ---------     ---------      ---------    -----------
Total unaffiliated revenue ......            93,802            237,588           1,536            --          2,796        335,722

Income (loss) from operations ...         $ (18,500)         $ (12,973)      $  (8,456)    $      --      $ (15,642)    $  (55,571)
                                          =========          =========       =========     =========      =========     ==========

Three months ended April 30, 2000
Total segment revenue ...........         $ 127,880          $ 124,583       $   3,448     $  18,870      $       6      $ 274,787
Less: revenues between segments .             6,099                445             150         4,983             --         11,677
                                          ---------          ---------       ---------     ---------      ---------    -----------
Total unaffiliated revenue ......           121,781            124,138           3,298        13,887              6        263,110

Income (loss) from operations ...         $   7,201          $  (6,677)      $  (3,971)     $(18,108)     $  (8,938)     $(30,493)
                                          =========          =========       =========     =========      =========     ==========


                                 IDT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                                          Wholesale           Retail
                                    Telecommunications  Telecommunications   Internet        Internet
                                          Services           Services         Services       Telephony       Ventures        Total
                                    ------------------  ------------------    --------       ---------       --------        -----
Nine months ended April 30, 2001
Total segment revenue ..........         $ 307,865          $ 572,204       $   8,246        $     --      $  11,601      $ 899,916
Less: revenues between segments                 --                 --              --              --             --             --
                                         ---------          ---------       ---------       ---------      ---------      ---------
Total unafifiliated revenue.....           307,865            572,204           8,246              --         11,601        899,916

Income (loss) from operations ..         $ (50,367)         $ (44,956)      $ (16,273)       $     --      $ (52,500)     $(164,096)
                                         =========          =========       =========        ========      =========      =========

Nine months ended April 30, 2000
Total segment revenue ..........         $ 401,649          $ 391,311       $  10,296       $  47,479      $       6      $ 850,741
Less: revenues between segments             14,386              3,582             450          10,273             --         28,691
                                         ---------          ---------       ---------       ---------      ---------      ---------
Total unaffiliated revenue .....           387,263            387,729           9,846          37,206              6        822,050

Income (loss) from operations ..         $  15,237          $     698       $ (11,156)      $ (41,107)     $ (11,921)     $ (48,249)
                                         =========          =========       =========        ========      =========      =========




Note 3 - Property, Plant and Equipment

    Property, plant and equipment consists of the following ($ in thousands):

                                                      April 30, 2001       July 31, 2000
                                                      --------------       -------------
Equipment .....................................          $ 242,331           $ 238,767
Computer software .............................             12,787              32,216
Leasehold improvements ........................             17,582              11,918
Furniture and fixtures ........................             11,560              10,625
Land and building .............................              8,897               6,327
                                                         ---------           ---------
                                                           293,157             299,853
Less: Accumulated depreciation and amortization            (78,037)            (74,215)
                                                         ---------           ---------
                                                         $ 215,120           $ 225,638
                                                         =========           =========

    As a result of the Company's gradual exit from the dial-up Internet access service business, including the sale of the majority of its dial-up Internet access customers, the Company recorded a charge of $5.2 million during the quarter ended April 30, 2001 for the write-down of certain Internet Services segment fixed assets, primarily relating to equipment previously used to provide dial-up Internet access services.

Note 4 - Other Comprehensive Losses

    Other comprehensive losses for the nine and three month periods ended April 30, 2001 consisted primarily of unrealized losses in the fair market value of marketable securities.

Note 5 - AT&T Transactions

    On March 28, 2000, IDT entered into an agreement with AT&T, which was completed on August 11, 2000, pursuant to which the Company's subsidiary IDT Investments sold ITelTech 14.9 million shares of Net2Phone's Class A Common Stock at a price of $75 per share. In addition, ITelTech purchased four million newly-issued shares of Class A Common Stock from Net2Phone at a price of $75 per share. Following these transactions, ITelTech had approximately a 39% voting stake and a 32% economic stake in Net2Phone for a total cash investment of approximately $1.4 billion. In recognition of these transactions, a "Gain on sale of subsidiary stock" of $1.038 billion was recorded in the Condensed Consolidated Statement of Income for the three months ended October 31, 2000. These transactions reduced the Company's voting stake in Net2Phone from approximately 56% to 21% and its economic stake in Net2Phone from approximately 45% to 17%. Accordingly, the Company has deconsolidated Net2Phone effective August 11, 2000 and accounts for its investment in Net2Phone using the equity method. In addition, the Company has granted AT&T a right of first refusal with respect to IDT Investments' remaining stake of approximately 10 million shares of Class A Common Stock. AT&T also received the option to convert IDT Investments' remaining 10 million shares of Class A Common Stock into shares of Net2Phone Common Stock, par value $0.01 per share ("Common Stock"). Shares of Class A Common Stock have two votes per share, while shares of Common Stock have one vote per share.

                                 IDT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


    In addition, in March 2000 the Company was granted the option to sell AT&T 2,040,817 shares of its Class B Common Stock for approximately $75.0 million. In March 2001 the Company exercised this option.

Note 6 - Tyco Settlement

    On October 10, 2000, IDT reached a full and final settlement with Tyco of all pending claims brought against one another and their respective affiliates. The settlement agreement is subject to a confidentiality agreement among the parties and only the following disclosure by IDT is permitted under the terms of that agreement.

    Under the terms of the settlement, TyCom Ltd. ("TyCom") granted to IDT Europe B.V.B.A. ("IDT Europe"), free of charge, certain exclusive rights to use capacity on the transatlantic and transpacific segments of TyCom's global undersea fiber optic network (the "TyCom Global Network"), which TyCom is currently deploying. The settlement agreement provides for IDT Europe to obtain exclusive indefeasible rights to use two 10 Gb/s wavelengths on the transatlantic segment and two 10 Gb/s wavelengths on the transpacific segment for fifteen years from the applicable Handover Dates (as described below). TyCom previously announced that it expects the TyCom transatlantic network to be ready for service in September 2001, and the TyCom transpacific network to be ready for service in the second quarter of 2002, the respective "Ready for Service Dates." Under the terms of the settlement agreement, the Handover Dates for the wavelengths on the transatlantic segment are nine months (for the first wavelength) and 18 months (for the second wavelength), respectively, after the Ready for Service Date of the TyCom transatlantic network; and the Handover Date for the wavelengths on the transpacific segment are nine months (for the first wavelength) and 18 months (for the second wavelength), respectively, after the Ready for Service Date of the TyCom transpacific network. Operation, administration and maintenance for the wavelengths used by the Company will be provided by TyCom for a fifteen year period after the relevant Handover Date, free of charge. TyCom has also granted the Company certain rights to resell any unused capacity on the wavelengths through TyCom as its sole and exclusive agent. In addition, the Company will also have the option, exercisable at least annually, to convert the available capacity on its wavelengths to available equivalent capacity on another portion of the TyCom Global Network. In recognition of the settlement, a gain of $313.5 million is included as a component of "Investment and other income, net" in the Condensed Consolidated Statement of Income for the three months ended October 31, 2000.

Note 7 - Purchase of PT-1 Assets

    In February 2001, the Company purchased certain assets of PT-1 Communications, Inc. ("PT-1"), a wholly-owned subsidiary of STAR Telecommunications, Inc., relating to its debit card business with a payment of cash and assumption of certain liabilities, including the obligation to honor the outstanding phone cards of PT-1. The cash payment and assumption of net liabilities incurred are approximately $25 million with substantially all of the purchase price to be recorded as goodwill and amortized over 20 years.

Note 8 - Purchase of Equity Interests in Teligent, Inc. and ICG
Communications, Inc.

    In April 2001, through its IDT Investments subsidiary, the Company acquired from Liberty Media Group ("Liberty Media") 21,436,689 shares of Teligent, Inc. ("Teligent"), as well as an interest in ICG Communications, Inc. ("ICG"), represented by 50,000 shares of ICG's A-3 Preferred Stock and warrants to purchase 6,666,667 ICG common shares. In exchange, IDT Investments issued Liberty Media a total of 15,000 shares of its Class B Common Stock and 60,000 shares of its Preferred Class A stock. Upon completing the transaction, IDT effectively owned approximately 29% of the equity of Teligent, and effectively owned approximately 40% of the equity of ICG. The share of the equity losses recorded by IDT for the quarter ended April 30, 2001, eliminated the carrying value of the investment in these companies.

                                 IDT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


Note 9 - Legal Proceedings and Contingencies

    In October 1999, Union Telecard Alliance, LLC commenced an action against DigiTEC 2000, Inc. ("DigiTEC") and TecNet, Inc. ("TecNet") in the Supreme Court of the State of New York, County of New York, alleging damages of approximately $725,000 based upon, among other things, non-payment for prepaid calling cards. DigiTEC and TecNet have answered the complaint and DigiTEC has asserted a third-party claim against IDT seeking damages of $2.5 million dollars based upon IDT's alleged breach of a settlement agreement between IDT and DigiTEC which had resolved a prior litigation between those parties. The court adjourned the return date without assigning a specific return date for IDT to answer the Third-Party Complaint, subject to DigiTEC's right to make a written thirty day demand for an answer. This action is currently in the early stages of discovery.

    In February 2000, Multi-Tech Systems, Inc. ("Multi-Tech") filed suit against Net2Phone and other companies in the United States Federal District Court in Minneapolis, Minnesota. In its press release, Multi-Tech stated that "the defendant companies are infringing because they are providing the end users with the software necessary to simultaneously transmit voice and data on their computers in the form of making a phone call over the Internet." Net2Phone informed us that it intends to defend the lawsuit vigorously and that it believes the Multi-Tech claims are without merit. However, should a judge issue an injunction against Net2Phone requiring that Net2Phone cease distributing its software or providing its software-based services, such an injunction could have an adverse effect on Net2Phone's business and IDT's investment in Net2Phone. Net2Phone has filed an answer and this action is currently in the early stages of discovery.

    IDT filed a Complaint with the United States District Court for the District of New Jersey on January 29, 2001, against Telefonica S.A., Terra Networks, S.A., Terra Networks, U.S.A., Inc. and Lycos, Inc. The complaint asserts claims against the defendants for, among other things, breaches of various contracts, breach of fiduciary duty, securities violations, fraudulent misrepresentation, negligent misrepresentation, fraudulent concealment and tortious interference with prospective economic advantage. The defendants have been served with the complaint. IDT has filed an amended complaint and the defendants have filed an answer to the amended complaint. Terra Networks, S.A., has filed a Counterclaim for breach of contract alleging that IDT was required to pay to Terra Networks, S.A. $3,000,000, and that IDT has allegedly failed to do so. A scheduling conference with the Court has been scheduled for June 15, 2001.

    On May 25, 2001, IDT filed a Statement of Claim with the American Arbitration Association naming Telefonica Internacional, S.A. ("Telefonica") as the Respondent. The Statement of Claim asserts that IDT and Telefonica entered into a Memorandum of Understanding ("MOU") that involved, among other things, the construction and operation of a submarine cable network around South America ("SAm-I"). IDT is claiming, among other things, that Telefonica breached the MOU by: (1) failing to negotiate SAm-I agreements; (2) refusing to comply with the equity provisions of the MOU; (3) refusing to sell capacity and back-haul capacity pursuant to the MOU; and (4) failing to follow through on the joint venture. In addition to IDT's request that Telefonica comply with the terms of the MOU, IDT is alleging that it has been damaged in amounts not less than: (1) $1.15 billion for claim number 1 above; (2) $1.15 billion for claim number 2 above; (3) $100 million for claim number 3 above; and (4) $750 million for claim number 4 above.

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

Note 10 - Stock Buyback Program

    In May 2000, the Company's Board of Directors authorized the repurchase of up to five million shares of its Common Stock. In June 2000, the Company's Board of Directors authorized an increase in the share repurchase program to 10.0 million shares of Common Stock. In October 2000, the Company's Board of Directors had authorized a further increase in the share repurchase program to
12.5 million shares of Common Stock. Through June 14, 2001, the Company had repurchased approximately 7.1 million shares of Common Stock, for an aggregate purchase price of approximately $237.7 million, of which approximately 3.1 million shares were retired.

Note 11 - Subsequent Events

    In May 2001, through its IDT Investments subsidiary, the Company entered into an agreement with various affiliates of Hicks, Muse, Tate & Furst Incorporated ("HMTF") to increase IDT's strategic investments in Teligent and ICG. Under the terms of the agreement, the HMTF affiliates will receive shares of IDT Investments' Series B Convertible Preferred Stock in exchange for the HMTF affiliates' stakes in Teligent and ICG. The HMTF affiliates currently own 219,998 shares of Teligent's Series A Convertible Preferred Stock, 23,000 shares of ICG's 8% Series A-2 Convertible Preferred Stock and warrants to purchase 3,066,667 shares of ICG's common stock.

    In May 2001, Teligent filed a voluntary bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code. ICG had previously filed for bankruptcy protection in November 2000.

    On May 4, 2001, the Company declared a stock dividend of one share of Class B Common Stock for every one share of Common Stock, Class A Common Stock and Class B Common Stock. The shares of IDT's Class B Common Stock are entitled to one-tenth of a vote per share. IDT distributed the dividend shares on May 31, 2001 to shareholders of record on May 14, 2001. The Class B Common Stock commenced trading on the New York Stock Exchange, Inc. on June 1, 2001 under the ticker symbol "IDT.B".

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

Overview

  General

    IDT is a leading facilities-based, emerging multinational carrier that provides a broad range of telecommunications services to wholesale and retail customers worldwide. In addition, our Ventures segment is developing several innovative telecom and Internet-related businesses. We also hold, through our majority-owned subsidiary, IDT Investments, equity interests in other technology companies, including our former subsidiary, Net2Phone, Inc. (NASDAQ: NTOP), which offers a variety of Internet telephony products and services.

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

    We are also developing various new telecom and Internet related businesses. During the third quarter of Fiscal 2001, we incurred approximately $12.2 million in development and marketing costs for these business ventures, which provided us with revenues of approximately $2.8 million. In addition, we incurred approximately $6.0 million in costs related to the discontinuation of our wireless business. We anticipate that we will continue to incur significant costs related to these and other new ventures. The timing and magnitude of any revenues and/or operating profits to be realized from these new businesses remains uncertain.

    Our wholesale carrier and prepaid calling card businesses have experienced intense price competition, which has served, over time, to reduce our average per-minute price realizations, putting pressure on our gross margins. In addition, this environment has led some of our competitors to de-emphasize their wholesale carrier and/or prepaid calling card operations in order to focus on higher margin telecommunications businesses. This has helped us to gain some market share, particularly in the retail calling card business. However, in both the wholesale carrier and prepaid calling card businesses, our remaining competitors, although smaller in number, have been pricing their services even more competitively in recent quarters. This has led to a continued decline in average per-minute price realizations, both in our wholesale and retail markets. Therefore, although our telecom minutes-of-use have been increasing strongly, due to market share gains in our retail calling card markets and selected acquisitions of prepaid calling card assets and businesses, our telecom revenues have increased at a much slower rate.

    Historically, our core telecommunications revenues have been about evenly divided between our wholesale carrier and retail calling card business lines. However, in recent quarters, our revenue mix has shifted toward retail business lines, reflecting the strong growth of our debit card business, aided by the purchase of the calling card operations of PT-1, and our domestic long distance business, while wholesale carrier revenues continue to decline due to a shift in our wholesale customer base. We anticipate that this shift in revenue mix will continue, with the majority of our telecommunications revenues being derived from retail products and services.

Accounting Treatment of Net2Phone

    On August 11, 2000, we completed the sale of 14.9 million of our shares of Net2Phone Class A Common Stock to AT&T for $75 per share. Upon completing this transaction, our ownership interest in Net2Phone was reduced to approximately
10.0 million shares of Class A Common Stock, representing approximately a 17% ownership interest and a 21% voting interest. Consequently, beginning with the first quarter of Fiscal 2001, we are no longer consolidating Net2Phone's results. We are now using the equity method to account for our ownership interest in Net2Phone. This change in the accounting treatment for our ownership stake in Net2Phone will therefore have an impact upon the comparison of results for the nine and three month periods ended April 30, 2001 and April 30, 2000 described below.

Nine months ended April 30, 2001 Compared to Nine months ended April 30, 2000

Results of Operations

    Revenue. Our revenue increased 9.5%, from approximately $822.1 million for the nine months ended April 30, 2000 to approximately $899.9 million for the nine months ended April 30, 2001. Our telecommunications revenue increased 13.6%, from approximately $775.0 million for the nine months ended April 30, 2000 to approximately $880.1 million for the nine months ended April 30, 2001. Our Internet services revenue decreased 16.3%, from approximately $9.8 million for the nine months ended April 30, 2000 to approximately $8.2 million for the nine months ended April 30, 2001. As a result of the change in our accounting for our ownership interest in Net2Phone from the full consolidation method to the equity method, we did not record Internet telephony revenue for the nine months ended April 30, 2001. We recorded Internet telephony revenue of approximately $37.2 million for the nine months ended April 30, 2000. Revenue from our Ventures businesses amounted to approximately $11.6 million for the nine months ended April 30, 2001. We did not record material revenue from Ventures activities during the nine months ended April 30, 2000.

    Our telecommunications revenue increased primarily as a result of an approximately 68% increase in minutes of use (excluding minutes related to our domestic long distance business) from approximately 3.04 billion for the nine months ended April 30, 2000 to approximately 5.11 billion for the nine months ended April 30, 2001. The increase in minutes was due to increased marketing of our prepaid calling cards and the February 2001 acquisition of the prepaid calling card operations of PT-1, which outweighed the effects of lower wholesale carrier minutes. The average revenue per minute decreased from the nine months ended April 30, 2000 to the nine months ended April 30, 2001, despite the exit of several competitors from our core wholesale and retail markets, due to the intensified price competition initiated by our remaining competitors, as they attempt to defend their remaining share of the market. The decline in wholesale carrier minutes resulted from a reduction in the number of wholesale carrier services clients, reflecting an ongoing transition of our wholesale customer base towards a smaller group of larger, more financially stable customers. The decline in wholesale carrier minutes resulted in a decrease in wholesale telecommunications revenues of 20.5%, from approximately $387.3 million for the nine months ended April 30, 2000 to approximately $307.9 million for the nine months ended April 30, 2001. As a percentage of telecommunications revenue, wholesale telecommunications revenue decreased from approximately 50.0% for the nine months ended April 30, 2000 to approximately 35.0% for the nine months ended April 30, 2001.

    Our revenue from retail telecommunications services increased 47.6%, from approximately $387.7 million for the nine months ended April 30, 2000 to approximately $572.2 million for the nine months ended April 30, 2001, as a result of increased sales of IDT-branded prepaid calling cards, the February 2001 acquisition of the prepaid calling card operations of PT-1 and higher domestic long distance revenues. As a percentage of overall telecommunications revenue, retail telecommunications revenue increased from approximately 50.0% for the nine months ended April 30, 2000 to approximately 65.0% for the nine months ended April 30, 2001. Calling card sales increased 45.5%, from approximately $364.7 million for the nine months ended April 30, 2000, to approximately $530.7 million for the nine months ended April 30, 2001, aided in large part by the acquisition of the calling card operations of PT-1. In addition, we continued to take market share from competitors who have scaled back their calling card operations or have left the market entirely. Calling card sales as a percentage of our retail telecommunication services revenue decreased from 94.1% for the nine months ended April 30, 2000 to 92.7% for the nine months ended April 30, 2001, as revenues from domestic long distance services grew at a faster rate than did calling card revenues. Our revenues from domestic long distance services increased 324.1%, from approximately $8.6 million for the nine months ended April 30, 2000, to approximately $36.3 million for the nine months ended April 30, 2001. The domestic long distance revenue gains are attributable to the full introduction of our flat-rate, $0.05 a minute long distance calling plan, which was accompanied by an aggressive marketing campaign, resulting in a significant increase in the number of domestic long distance customers.

    As a percentage of total revenue, Internet services revenue declined to 0.9% for the nine months ended April 30, 2001, down from 1.2% for the nine months ended April 30, 2000. The decrease in Internet services revenue in dollar terms reflects our gradual exit from the dial-up Internet access services business, including the sale of the majority of our dial-up Internet access customers to Terra Networks.

    Internet telephony revenue as a percentage of total revenue amounted to 4.5% for the nine months ended April 30, 2000. As mentioned above, no Internet telephony revenue was recorded for the nine months ended April 30, 2001, reflecting a change in the accounting treatment of our Net2Phone stake to the equity method beginning in the first quarter of Fiscal 2001.

    Direct Cost of Revenue. Our direct cost of revenue increased by 19.3%, from approximately $661.6 million for the nine months ended April 30, 2000 to approximately $789.1 million for the nine months ended April 30, 2001. As a percentage of total revenue, these costs increased from 80.5% for the nine months ended April 30, 2000 to 87.7% for the nine months ended April 30, 2001. The dollar increase is due primarily to increases in underlying carrier and connectivity costs, as our telecommunications minutes of use grew significantly. As a percentage of total revenue, the increase in direct costs reflects the gross margin pressures experienced by both the wholesale and retail telecommunications divisions, reflecting intensified price competition in these markets, as described above. In addition, the increase in direct costs reflects the increased costs, and lower gross margins, associated with the revenues resulting from the acquisition of the calling card operations of PT-1, as the minutes associated with these revenues were carried on PT-1's debit card platform. Upon completing the migration of these minutes over to IDT's debit card platform, we anticipate that direct costs, and gross margins, on revenues from the acquired PT-1 calling card business will be more in line with those of IDT's calling cards. Partially offsetting these factors was the shift in telecommunications revenue mix towards higher gross margin retail revenues.

    Selling, General and Administrative. Our selling, general and administrative costs increased 28.4%, from approximately $176.7 million for the nine months ended April 30, 2000 to approximately $226.9 million for the nine months ended April 30, 2001. As a percentage of total revenue, these costs increased from 21.5% for the nine months ended April 30, 2000 to 25.2% for the nine months ended April 30, 2001. This increase is due to several factors, including increased international debit card distribution costs, increased sales and marketing efforts for our retail services, such as prepaid calling cards and domestic long distance, as well as increased salaries, facilities costs and professional fees related to the expansion of our infrastructure to facilitate our current and anticipated future sales growth. Also included in selling, general and administrative costs for the nine months ended April 30, 2001 is approximately $40.5 million in selling, general and administrative costs associated with our Ventures segment, which has several innovative telecommunications and Internet related businesses in various stages of development. This compares to approximately $11.8 million in selling, general and administrative costs associated with our Ventures segment, which was recorded during the nine months ended April 30, 2000. In addition, our Ventures segment incurred expenses of approximately $6.0 million during the third quarter of Fiscal 2001, related to the discontinuation of IDT Wireless, and expenses of $12.5 million incurred during the first quarter of Fiscal 2001, related to management incentive compensation arising from the completion of the sale of our Net2Phone shares to AT&T. Partially offsetting these factors was the exclusion of selling, general and administrative expenses related to Net2Phone for the nine months ended April 30, 2001. Included in selling, general and administrative for the nine months ended April 30, 2000, is $8.2 million of non-cash compensation as a result of option grants made by Net2Phone during the period.

    Depreciation and Amortization. Depreciation and amortization increased 34.0%, from approximately $32.0 million for the nine months ended April 30, 2000 to approximately $42.9 million for the nine months ended April 30, 2001. As a percentage of revenue, these costs increased from 3.9% for the nine months ended April 30, 2000 to 4.8% for the nine months ended April 30, 2001. These costs increased, in both absolute dollars and as a percentage of revenues, primarily as a result of our higher fixed asset base during the nine months ended
April 30, 2001 as compared with the nine months ended April 30, 2000, reflecting our efforts to expand our telecommunications network infrastructure and other facilities. This was partially offset by the deconsolidation of Net2Phone. We anticipate that depreciation and amortization costs will continue to increase as we continue to add to our asset base, allowing us to implement our growth strategy.

    Impairment Charges. As a result of the sale of the majority of our dial-up Internet access customers and our gradual exit from the dial-up Internet access business, we recorded a charge of $5.2 million during the quarter ended
April 30, 2001, to write down certain equipment previously used to provide such services.

    Loss from Operations. We recorded a loss from operations of approximately $164.1 million for the nine months ended April 30, 2001, compared to a loss from operations of approximately $48.2 million for the nine months ended April 30, 2000. Our telecommunications business recorded a loss from operations of approximately $95.3 million for the nine months ended April 30, 2001, compared to income from our telecommunications operations of approximately $15.9 million for the nine months ended April 30, 2000. The recording of a loss from operations in our telecommunications business in the current period as compared with income from operations in the prior year period reflected decreased gross margins in both the wholesale carrier business and our prepaid calling card operations, and an increase in sales and marketing costs for retail telecommunications services. These factors outweighed the increase in telecommunications revenues.

    Loss from operations for our Ventures segment for the nine months ended April 30, 2001 was approximately $52.5 million, which included $12.5 million of management incentive compensation. The Ventures division recorded an operating loss of $11.9 million for the nine months ended April 30, 2000. The increased loss reflects increased development costs for various Ventures businesses, as well as approximately $6.0 million in costs associated with the discontinuation of the IDT Wireless business in the third quarter of Fiscal 2001.

    Loss from operations for our Internet business, exclusive of the $5.2 million impairment charge, was essentially unchanged, at approximately $11.1 million for both the nine months ended April 30, 2001 and the nine months ended April 30, 2000. The effect of lower Internet revenues, reflecting the phasing out of the dial-up Internet business, was offset by a corresponding reduction in costs associated with the provision of Internet services.

    Loss from operations of the Net2Phone subsidiary amounted to approximately $41.1 million for the nine months ended April 30, 2000, with no corresponding loss from operations recorded during the nine months ended April 30, 2001, reflecting the change in accounting for Net2Phone.

    Other income. Included in other income for the nine months ended April 30, 2001 is a realized gain of $999.6 million on our sale of 14.9 million shares of Net2Phone Class A Common Stock to AT&T, $38.1 million in gains we recognized under Staff Accounting Bulletin No. 51 in conjunction with Net2Phone's sale of newly issued shares to AT&T and approximately $313.5 million in gains related to the settlement of our lawsuit with TyCom Ltd. Partially offsetting this income was a recognized loss of approximately $129.2 million related primarily to the sale of some of our Terra Networks shares, as well as other investment losses including losses of approximately $51.9 million and $10.8 million associated with recording our pro-rata share of Net2Phone's and Teligent's losses, respectively, through the equity method.

    Included in other income for the nine months ended April 30, 2000 is $142.3 million in gains recognized by the Company under Staff Accounting Bulletin No. 51 in conjunction with Net2Phone's sale of shares in its Initial Public Offering and concurrent conversion of Net2Phone's series A stock to Class A Common Stock in August 1999 and secondary offering in December 1999, and a realized gain of $105.8 million on the Company's sale of 2.2 million Net2Phone shares as part of Net2Phone's secondary offering. Also included in other income for the period was a gain of approximately $231.3 million related to the sale of the Company's interests in two Internet joint ventures with Terra Networks in exchange for Terra Networks stock.

    Income Taxes. We recorded income tax expense of approximately $316.1 million for the nine months ended April 30, 2001, compared to approximately $189.9 million for the nine months ended April 30, 2000.

Three Months Ended April 30, 2001 Compared to Three Months Ended April 30, 2000

Results of Operations

    Revenue. Our revenue increased 27.6%, from approximately $263.1 million for the three months ended April 30, 2000 to approximately $335.7 million for the three months ended April 30, 2001. Our telecommunications revenue increased 34.8%, from approximately $245.9 million for the three months ended April 30, 2000 to approximately $331.4 million for the three months ended April 30, 2001. Our Internet services revenue decreased 120%, from approximately $3.3 million for the three months ended April 30, 2000 to approximately $1.5 million for the three months ended April 30, 2001. As a result of the change in our accounting for our ownership interest in Net2Phone from the full consolidation method to the equity method, we did not record Internet telephony revenue for the three months ended April 30, 2001. We recorded Internet telephony revenue of approximately $13.9 million for the three months ended April 30, 2000. Revenue from our Ventures businesses amounted to approximately $2.8 million for the three months ended April 30, 2001. We did not record material revenue from Ventures activities during the three months ended April 30, 2000.

    Our telecommunications revenue increased primarily as a result of a 110.4% increase in minutes of use (excluding minutes related to our domestic long distance business) from approximately 1.00 billion for the three months ended April 30, 2000 to approximately 2.10 billion for the three months ended April 30, 2001. The increase in minutes was due primarily to the February 2001 acquisition of the prepaid calling card operations of PT-1 as well as increased marketing of our prepaid calling cards. These factors outweighed the effects of lower wholesale carrier minutes. Our minutes of use grew at a faster rate than did our telecom revenues, reflecting a decline in the average revenue per minute. The decline in average revenue per minute during the three months ended April 30, 2001, compared to the three months ended April 30, 2000, occurred despite the exit of several competitors from our core wholesale and retail markets, reflecting the intensified price competition initiated by our remaining competitors, as they attempt to defend their remaining share of the market. The decline in wholesale carrier minutes resulted from a reduction in the number of wholesale carrier services clients, reflecting an ongoing transition of our wholesale customer base towards a smaller group of larger, more financially stable customers. The decline in wholesale carrier minutes resulted in a decrease in wholesale telecommunications revenues of 23.0%, from approximately $121.8 million for the three months ended April 30, 2000 to approximately $93.8 million for the three months ended April 30, 2001. As a percentage of telecommunications revenue, wholesale telecommunications revenue decreased from approximately 49.5% for the three months ended April 30, 2000 to approximately 28.3% for the three months ended April 30, 2001.

    Our revenue from retail telecommunications services increased 91.4%, from approximately $124.1 million for the three months ended April 30, 2000 to approximately $237.6 million for the three months ended April 30, 2001, as a result of the acquisition of the prepaid calling card operations of PT-1, increased sales of IDT-branded calling cards and the growth of our domestic long distance business. As a percentage of overall telecommunications revenue, retail telecommunications revenue increased from approximately 50.5% for the three months ended April 30, 2000 to approximately 71.7% for the three months ended April 30, 2001. Calling card sales increased 89.8%, from approximately $116.5 million for the three months ended April 30, 2000, to approximately $221.2 million for the three months ended April 30, 2001, aided in large part by the acquisition of the calling card operations of PT-1. In addition, we continued to take market share from competitors who have scaled back their calling card operations or have left the market entirely. Calling card sales as a percentage of retail telecommunication services revenue decreased from 93.9% for the three months ended April 30, 2000 to 93.1% for the three months ended April 30, 2001. Our revenues from domestic long distance services increased 346.8%, from approximately $3.2 million for the three months ended April 30, 2000, to approximately $14.3 million for the three months ended April 30, 2001. The domestic long distance revenue gains are attributable to the full introduction of our flat-rate, $0.05 a minute long distance calling plan, which was accompanied by an aggressive marketing campaign, resulting in a significant increase in the number of domestic long distance customers.

    As a percentage of total revenue, Internet services revenue declined to 0.5% for the three months ended April 30, 2001, from 1.3% for the three months ended April 30, 2000. The decrease in Internet services revenue in dollar terms reflects our gradual exit from the dial-up Internet access services business, including the sale of most of our dial-up Internet access customers to Terra Networks.

    Internet telephony revenue as a percentage of total revenue amounted to 5.3% for the three months ended April 30, 2000. As mentioned above, no Internet telephony revenue was recorded for the three months ended April 30, 2001, reflecting a change in the accounting treatment of our Net2Phone stake to the equity method beginning in the first quarter of Fiscal 2001.

    Direct Cost of Revenue. Our direct cost of revenue increased by 41.6%, from approximately $210.6 million for the three months ended April 30, 2000 to approximately $298.3 million for the three months ended April 30, 2001. As a percentage of total revenue, these costs increased from 80.1% for the three months ended April 30, 2000 to 88.8% for the three months ended April 30, 2001. The dollar increase is due primarily to increases in underlying carrier and connectivity costs, as our telecommunications minutes of use grew significantly. As a percentage of total revenue, the increase in direct costs reflects the gross margin pressures experienced by both the wholesale and retail telecommunications divisions, reflecting intensified price competition in these markets, as described above. In addition, the increase in direct costs reflects the increased costs, and lower gross margins, associated with the revenues resulting from the acquisition of the calling card operations of PT-1, as the minutes associated with these revenues were carried on PT-1's debit card platform. Upon completing the migration of these minutes over to IDT's debit card platform, we anticipate that direct costs, and gross margins, on revenues from the acquired PT-1 calling card business will be more in line with those of IDT's calling cards. Partially offsetting these factors during the three months ended April 30, 2001 was the shift in telecommunications revenue mix towards higher gross margin retail revenues.

    Selling, General and Administrative. Our selling, general and administrative costs increased 4.1%, from approximately $71.3 million for the three months ended April 30, 2000 to approximately $74.2 million for the three months ended April 30, 2001. As a percentage of total revenue, these costs decreased from 27.1% for the three months ended April 30, 2000 to 22.1% for the three months ended April 30, 2001. This increase in absolute dollar terms is due to several factors, including increased international debit card distribution costs, increased sales and marketing efforts for our retail services, such as prepaid calling cards and domestic long distance, as well as increased salaries, facilities costs and professional fees related to the expansion of our infrastructure to facilitate our current and anticipated sales growth. Also included in selling, general and administrative costs for the three months ended April 30, 2001 is approximately $11.5 million in selling, general and administrative costs associated with our Ventures segment, which has several innovative telecommunications and Internet related businesses in various stages of development. In addition, our Ventures segment incurred expenses of approximately $6.0 million, related to the discontinuation of IDT Wireless. Partially offsetting these factors was the exclusion of selling, general and administrative expenses related to Net2Phone for the three months ended April 30, 2001. Included in salaries for the three months ended April 30, 2000, is $3.1 million of non-cash compensation as a result of option grants made by Net2Phone during the period. The decrease in selling, general and administrative costs as a percentage of revenues was due to the significant increase in revenues during the three months ended April 30, 2001, which outpaced the increase in selling, general and administrative costs.

    Depreciation and Amortization. Depreciation and amortization increased 17.2%, from approximately $11.6 million for the three months ended April 30, 2000 to approximately $13.6 million for the three months ended April 30, 2001. As a percentage of revenue, these costs decreased from 4.4% for the three months ended April 30, 2000 to 4.1% for the three months ended April 30, 2001. These costs increased, in absolute dollar terms, primarily as a result of our higher fixed asset base during the three months ended April 30, 2001 as compared with the three months ended April 30, 2000, reflecting our efforts to expand our telecommunications network infrastructure and other facilities. We anticipate that depreciation and amortization costs will continue to increase as we continue to add to our asset base, allowing us to implement our growth strategy. Depreciation and amortization declined as a percentage of revenues, as revenues for the three months ended April 30, 2001 increased at a faster rate than did depreciation charges.

    Impairment Charges. As a result of the sale of the majority of our dial-up Internet access customers and our gradual exit from the dial-up Internet access business, we recorded a charge of $5.2 million during the quarter ended
April 30, 2001, to write down certain equipment previously used to provide such services.

    Loss from Operations. We recorded a loss from operations of approximately $55.6 million for the three months ended April 30, 2001, compared to a loss from operations of approximately $30.5 million for the three months ended April 30, 2000. Our telecommunications business recorded a loss from operations of approximately $31.5 million for the three months ended April 30, 2001, compared to income from our telecommunications operations of approximately $0.5 million for the three months ended April 30, 2000. The recording of a loss from operations in our telecommunications business in the current period, as compared with income from operations in the prior year period, was due to narrower gross margins for both the wholesale telecommunications and prepaid calling card businesses, as well as an increase in sales and marketing costs for retail telecommunications services. These factors outweighed the increase in telecommunications revenues.

    Loss from operations for our Ventures segment for the three months ended April 30, 2001 was approximately $15.6 million, compared to an operating loss of approximately $8.9 million for the three months ended April 30, 2000. The larger loss resulted primarily from increased selling, general and administrative expenses as the Company worked to develop its various Ventures businesses, as well as approximately $6.0 million in costs associated with the discontinuation of the IDT Wireless business in the third quarter of Fiscal 2001.

    Loss from operations for our Internet business, exclusive of the $5.2 million impairment charge, decreased to approximately $3.3 million for the three months ended April 30, 2001 from approximately $4.0 million for the three months ended April 30, 2000. The decreased loss, which occurred despite a decline in Internet revenues, was due to lower direct costs incurred in providing Internet access service, reflecting the phase-out of our dial-up Internet access services.

    Loss from operations of the Net2Phone subsidiary amounted to approximately $18.1 million for the three months ended April 30, 2000, with no corresponding loss from operations recorded during the three months ended April 30, 2001, reflecting the change in accounting for Net2Phone.

    Other income. Included in other income for the three months ended April 30, 2001 were investment losses including losses of approximately $20.0 million and $10.8 million associated with recording our pro-rata share of Net2Phone's and Teligent's losses, respectively, through the equity method.

    Included in other income for the three months ended April 30, 2000 is a gain of approximately $231.3 million, related to the sale of the Company's interests in two Internet joint ventures with Terra Networks in exchange for Terra Networks stock.

    Income Taxes. We recorded an income tax benefit of approximately $40.0 million for the three months ended April 30, 2001, compared to an income tax expense of approximately $88.3 million for the three months ended April 30, 2000.

Recent Developments

    Our common stock began trading on the New York Stock Exchange, Inc. ("NYSE") on February 26, 2001 under the ticker symbol "IDT". Our common stock previously traded on the Nasdaq National Market under the symbol "IDTC".

    On May 4, 2001, we declared a stock dividend of one share of Class B Common Stock for every one share of Common Stock, Class A Common Stock and Class B Common Stock. The shares of IDT's Class B Common Stock are entitled to one-tenth of a vote per share. IDT distributed the dividend shares on May 31, 2001 to shareholders of record on May 14, 2001. The Class B Common Stock commenced trading on the NYSE on June 1, 2001 under the ticker symbol "IDT.B".

Liquidity and Capital Resources

General

    Historically, we have satisfied our cash requirements through a combination of cash flow from operating activities, sales of equity and debt securities and borrowings from third parties. Additionally, we received approximately $1.0 billion from the sale of Net2Phone Class A Common Stock to AT&T in August 2000.

    As of April 30, 2001, we had cash, cash equivalents and marketable securities of approximately $1.1 billion and working capital of approximately $980.6 million. We generated negative cash flow from operating activities of approximately $45.3 million during the nine months ended April 30, 2001, compared with negative cash flow from operating activities of approximately $85.2 million during the nine months ended April 30, 2000. Our cash flow from operations varies significantly from quarter to quarter, depending upon the timing of operating cash receipts and payments, especially accounts receivable and accounts payable. Accounts receivable, accounts payable and accrued expenses have generally increased from period to period as our businesses have grown.

    Our capital expenditures were approximately $55.6 million for the nine months ended April 30, 2001, compared to approximately $55.5 million for the nine months ended April 30, 2000, as we have continued to expand our international and domestic telecommunications network infrastructure. We anticipate making significant capital expenditures over the remainder of Fiscal 2001 and in Fiscal 2002, as we expand our telecommunications infrastructure, primarily to accommodate the anticipated continued increase in telecommunications minutes of use. From time to time, we will finance a portion of our capital expenditures through capital leases.

    We experience intense price competition in our telecommunications business. The long distance telecommunications industry has been characterized by significant declines in both per-minute revenues and per-minute costs. In the past, these factors have tended to generally offset each other. However, since the mid-point of Fiscal 2000, as per-minute pricing continued to erode, and began to outpace the drop in per-minute costs, gross margins have come under increasing pressure. Our long term strategy involves terminating a larger proportion of minutes on our own network, thereby lowering costs and preserving margins even in a weaker price environment. However, in the short term, the incremental demand for usage has outpaced the rate of deployment of additional network capacity, particularly in light of the significant increase in minutes of use we have experienced as a result of the recent acquisition of the calling card operations of PT-1 and the growth of IDT's existing calling card business. In fact, it has become commonplace within the industry for companies to experience delays in network build-out programs. As such, there can be no assurance that we will be able to maintain our gross margins at the current level, in the face of lower per-minute revenues.

    We continued to fund our Ventures segment, which incurred significant start-up, development, marketing and promotional costs. As we move our Ventures businesses through their respective development stages, we anticipate that selling, general and administrative expenses for our Ventures segment will exceed, by a significant amount, the revenues generated by this segment for the foreseeable future.

Changes in Other Current Assets, Accounts Receivable, Allowance for Doubtful Accounts and Deferred Revenue

    Other current assets decreased from $87.9 million at July 31, 2000 to $35.9 million at April 30, 2001, due to decreases in contract deposits, inventories and prepaid expenses due to the deconsolidation of Net2Phone. The average age of our accounts receivable, as measured by number of days sales outstanding, has been increasing over the previous four quarters, due to a significant increase in sales to more credit-worthy carriers and distributors of prepaid calling cards. These customers tend to demand, and we are willing to grant, extended payment terms. However, the number of days sales outstanding has declined since the end of Fiscal 2000, and during the three months ended April 30, 2001, despite an increase in receivables in absolute dollar terms, as recent revenue growth has outpaced the increases in accounts receivable over that same period.

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

    The allowance for doubtful accounts as a percentage of accounts receivable increased from 14.3% at July 31, 2000, to 25.3% at April 30, 2001. The increase reflects the deteriorating credit quality of a portion of our existing wholesale customer base, as well as the increase in the number of domestic long distance customers, who require a larger reserve than do wholesale and retail debit card customers. Although we anticipate that our customer base will continue its transition towards a more credit-worthy group, some of our existing accounts receivable are still related to sales made to less credit-worthy customers. In addition, during the first quarter of Fiscal 2001, we collected large amounts of previously unsettled outstanding wholesale receivables against which there were offsetting payables. Therefore, these receivables did not have allowances for doubtful accounts associated with them. Collections of these receivables had the effect of reducing gross receivables, while not having an impact on the allowance for doubtful accounts, resulting in a higher allowance for doubtful accounts when measured as a percentage of accounts receivable.

    Deferred revenue as a percentage of total revenue varies from period to period depending on the mix and the timing of revenue. During the nine months ended April 30, 2001, we experienced a steady increase in the sale of our prepaid calling cards due to increased marketing efforts for existing IDT prepaid calling cards and the acquisition of the prepaid calling card operations of PT-1. This resulted in a continued increase in actual deferred revenue.

Significant Transactions

    In August 2000, we sold 14,900,000 shares of our Net2Phone Class A Common Stock to ITelTech, for a purchase price of $75 per share, for total cash consideration of approximately $1.1 billion. In addition, ITelTech purchased an additional 4 million newly-issued shares of Net2Phone Class A Common Stock, also at a price of $75 per share, paying approximately $300.0 million to Net2Phone. We hold currently approximately 17% of Net2Phone's outstanding stock, and approximately 21% of the voting interest.

    In addition, in March 2000 we were granted the option to sell to AT&T 2,040,817 shares of our Class B Common Stock for approximately $75.0 million. In March 2001, we exercised this option.

    In February 2001, we purchased certain assets of PT-1, a wholly-owned subsidiary of STAR Telecommunications, Inc., relating to its debit card business with a payment of cash and assumption of certain specified liabilities, including the obligation to honor the outstanding phone cards of PT-1. The cash payment and assumption of net liabilities incurred are estimated to be $25 million with substantially all of the purchase price to be recorded as goodwill and amortized over 20 years.

    In April 2001, through our IDT Investments subsidiary, we acquired from Liberty Media 21,436,689 shares of Teligent, as well as an interest in ICG, represented by 50,000 shares of ICG's A-3 Preferred Stock and warrants to purchase 6,666,667 ICG common shares. In exchange, IDT Investments issued Liberty Media a total of 15,000 shares of its Class B Common Stock and 60,000 shares of its Preferred Class A stock.

Subsequent Events

    In May 2001, through our IDT Investments subsidiary, we entered into an agreement with various affiliates of HMTF to increase our strategic investments in Teligent and ICG. Under the terms of the agreement, the HMTF affiliates will receive shares of IDT Investments' Series B Convertible Preferred Stock in exchange for the HMTF affiliates' stakes in Teligent and ICG. The HMTF affiliates currently own 219,998 shares of Teligent's Series A Convertible Preferred Stock, 23,000 shares of ICG's 8% Series A-2 Convertible Preferred Stock and warrants to purchase 3,066,667 shares of ICG's common stock.

Stock Buyback Program

    In May 2000, our Board of Directors authorized the repurchase of up to five million shares of our Common Stock. In June 2000, our Board of Directors authorized an increase in the share repurchase program to 10.0 million shares of Common Stock. In October 2000, our Board of Directors had authorized a further increase in the share repurchase program to 12.5 million shares of Common Stock. Through June 14, 2001, we had repurchased approximately 7.1 million shares of Common Stock, for an aggregate purchase price of approximately $237.7 million, of which approximately 3.1 million shares were retired.

Other Sources and Uses of Resources

    We intend to, where appropriate, make strategic acquisitions to increase our telecommunications customer base. From time to time, we evaluate potential acquisitions of companies, technologies, products and customer accounts that complement our businesses.

    During the nine months ended April 30, 2001, we purchased approximately $68 million of assets and stock of several telecommunications and related businesses, including the debit card business of PT-1.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words "believes," "anticipates," "expects," and similar words and phrases. Such forward-looking statements include, among other things, our plans to implement our growth strategy, improve our financial performance, expand our infrastructure, develop new products and services, expand our customer base and enter international markets, and the possible outcome of our litigation. Such forward-looking statements also include our expectations concerning factors affecting the markets for our products, such as changes in the U.S. and the international regulatory environment and the demand for long-distance telecommunications, Internet access and Internet telephony services. Actual results could differ from those projected in any forward-looking statements. The forward-looking statements are made as of the date of this Report, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth herein and the other information set forth from time to time in our reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the year ended July 31, 2000.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

    Incorporated by reference from Part I, Item I, Financial Statements (Unaudited), Note 9, captioned "Legal Proceedings and Contingencies."

Item 2.  Changes in Securities and Use of Proceeds

    On March 20, 2001, the Company issued 2,040,817 shares of its Class B Common Stock to AT&T for approximately $75.0 million. This sale was made pursuant to the option to sell previously entered into between the parties. The issuance was made under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, being a transaction not involving any public offering.

Item 3.  Defaults Upon Senior Securities

    None

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

Item 5.  Other Information

    None

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

Exhibit
Number         Description
------         -----------
3.01(1)          Restated Certificate of Incorporation of the Registrant.
3.02(1)          By-laws of the Registrant.
3.03(16)         Certificate of Amendment to the Restated Certificate of Incorporation of the
                 Registrant.
10.01(2)         Employment Agreement between the Registrant and Howard S. Jonas.
10.02(18)        1996 Stock Option and Incentive Plan, as amended and restated, of the
                 Registrant.
10.03(3)         Form of Stock Option Agreement under the 1996 Stock Option and Incentive
                 Plan.
10.04(4)         Form of Registration Rights Agreement between certain stockholders and the
                 Registrant.
10.05(1)         Lease of 294 State Street.
10.06(5)         Lease of 190 Main Street.
10.7(6)          Form of Registration Rights Agreement between Howard S. Jonas and the
                 Registrant.
10.8(10)         Employment Agreement between the Registrant and James Courter.
10.9(7)          Agreement between Cliff Sobel and the Registrant.
10.10(10)        Employment Agreement between the Registrant and Hal Brecher.
10.11(10)        Employment Agreement between the Registrant and Howard S. Jonas.
10.12(8)         Agreement and Plan of Merger, dated April 7, 1998, by and among the
                 Registrant, ADM Corp., InterExchange, Inc., David Turock, Eric Hecht,
                 Richard Robbins, Bradley Turock, Wai Nam Tam, Mary Jo Altom and Lisa
                 Mikulynec.
10.13(9)         Securities Purchase Agreement between the Registrant, Carlos Gomez and Union
                 Telecard Alliance, LLC.
10.14(10)        Credit Agreement, dated as of May 10, 1999, by and among the Registrant, various lenders party thereto, Lehman Commercial Paper Inc., CIBC World
                 Markets Corp. and Bankers Trust Company.

Exhibit
Number         Description
------         -----------
10.15(10)        Pledge Agreement, dated as of May 10, 1999, by and among the
                 Registrant, certain subsidiaries of the Registrant and Bankers
                 Trust Company, as Collateral Agent.
10.16(10)        Security Agreement, dated as of May 10, 1999, by and among the
                 Registrant, certain subsidiaries of the Registrant and Bankers
                 Trust Company, as Collateral Agent.
10.17(10)        Subsidiaries Guaranty, dated as of May 10, 1999, by and among the Registrant, certain subsidiaries of the Registrant and
                 Bankers Trust Company, as Collateral Agent.
10.18(10)        Loan Agreement between the Registrant and Stephen Brown.
10.19(11)        Internet/Telecommunications Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.
10.20(11)        Joint Marketing Agreement, dated as of May 7, 1999, by and between
                 Registrant and Net2Phone, Inc.
10.21(11)        IDT Services Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.
10.22(11)        Net2Phone Services Agreement, dated as of May 7, 1999, by and between
                 Registrant and Net2Phone, Inc.
10.23(11)        Assignment Agreement, dated as of May 7, 1999, by and between Registrant and
                 Net2Phone, Inc.
10.24(11)        Tax Sharing and Indemnification Agreement, dated as of May 7,
                 1999, by and between Registrant and Net2Phone, Inc.
10.25(11)        Separation Agreement, dated as of May 7, 1999, by and between Registrant and
                 Net2Phone, Inc.
10.26(11)        Co-location and Facilities Management Services Agreement, dated as of May 20, 1999, by and between Registrant and Net2Phone,
                 Inc.
10.27(12)        Lease of 520 Broad Street, Newark, New Jersey.
10.28(12)        Amendment to Lease of 520 Broad Street, Newark, New Jersey.
10.29(13)        Option Agreement, dated as of March 3, 2000, between IDT Corporation and
                 AT&T Corp.
10.30(14)        Amendment to Option Agreement, dated as of April 5, 2000 between IDT
                 Corporation and AT&T Corp.
10.31(13)        Subscription Agreement, dated as of March 24, 2000, between IDT
                 Corporation and Liberty Media Corporation.
10.32(14)        Amendment to Subscription Agreement, dated as of May 26, 2000, between IDT Corporation and Liberty Media Corporation.
10.33(13)        Letter Agreement, dated as of March 28, 2000, between IDT Corporation, AT&T
                 Corp. and Net2Phone, Inc.
10.34(13)        Letter Agreement, dated as of March 30, 2000, between IDT Corporation, AT&T
                 Corp. and Net2Phone, Inc.
10.35(15)        Conversion, Termination and Release Agreement, dated as of April 30, 2000, between IDT Corporation, Terra Networks, S.A., Terra Networks USA, Inc.,
                 Terra Networks Access Services USA LLC and Terra Networks Interactive
                 Services USA LLC.
10.36(19)        Stock Exchange Agreement, dated as of April 18, 2001, by and among IDT
                 Investments Inc., IDT Corporation, IDT America, Corp., 225 Old NB Road,
                 Inc., 226 Old NB Road, Inc., 60 Park Place Holding Company, Inc., Liberty
                 Media Corporation, Microwave Holdings, L.L.C. and Liberty TP Management, Inc.
10.37(19)        Stockholders Agreement, dated as of November 26, 1997, by and among
                 Teligent, Inc., Microwave Services, Inc., Telcom-DTS Investors, L.L.C. and
                 NTTA&T Investment Inc. (Incorporated by reference to Exhibit 2 to Schedule
                 13D, filed by The Associated Group, Inc. and Microwave Services, Inc. on
                 December 8, 1997 with respect to securities of Teligent, Inc.)

Exhibit
Number         Description
------         -----------
10.38(19)        Registration Rights Agreement, dated as of March 6, 1998, by and between
                 Teligent, Inc. and Microwave Services, Inc. (Incorporated by reference to
                 Exhibit 6 to Amendment No. 1 to Schedule 13D, filed by The Associated Group,
                 Inc. and Microwave Services, Inc. on March 9, 1998 with respect to securities of Teligent, Inc.)
10.39(19)        Stockholders Agreement, dated as of January 13, 2000, by and among Alex J.
                 Mandl, Liberty Media Corporation, Telcom-DTS Investors, L.L.C. and Microwave
                 Services, Inc. (Incorporated by reference to Exhibit 7(i) to Schedule 13D, filed by Liberty AGI, Inc. on January 24, 2000 with respect to securities of
                 Teligent, Inc.)

-----------

*     Filed herewith. (1) Incorporated by reference to Form S-1 filed
      February 21, 1996 file no. 333-00204.
(2) Incorporated by reference to Form S-1 filed January 9, 1996 file no. 333-00204.
(3) Incorporated by reference to Form S-8 filed January 14, 1996 file no. 333-19727.
(4) Incorporated by reference to Form S-1 filed March 8, 1996 file no. 333-00204.
(5) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1997, filed October 29, 1997.
(6) Incorporated by reference to Form S-1 filed March 14, 1996 file no. 333-00204.
(7)   Incorporated by reference to Form 10-K/A for the fiscal year ended
      July 31, 1997, filed February 2, 1998.
(8)   Incorporated by reference to Form 8-K filed April 22, 1998.
(9)   Incorporated by reference to Form 10-K/A for the fiscal year ended
      July 31, 1998, filed December 4, 1998.
(10) Incorporated by reference to Form 10-Q for the fiscal quarter ended January 31, 1999, filed March 17, 1999.
(11)  Incorporated by reference to Form 10-Q for the fiscal quarter ended
      April 30, 1999, filed June 14, 1999.
(12) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1999, filed November 4, 1999.
(13)  Incorporated by reference to Form 10-Q for the fiscal quarter ended
      April 30, 2001, filed March 12, 2000.
(14)  Incorporated by reference to Form 8-K filed March 31, 2000.
(15)  Incorporated by reference to Schedule 14C filed June 12, 2000.
(16)  Incorporated by reference to Form 10-Q for the fiscal quarter ended
      April 30, 2000, filed June 14, 2000.
(17) Incorporated by reference to Form 10-Q for the fiscal quarter ended October 31, 2000, filed December 15, 2000.
(18) Incorporated by reference to Form 10-Q for the fiscal quarter ended January 31, 2001, filed March 19, 2001.
(19)  Incorporated by reference to Schedule 13D filed on April 30, 2001.


    (b)  Reports on Form 8-K.

    None.

                                 IDT CORPORATION

                                    FORM 10-Q

                                 APRIL 30, 2001

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               IDT CORPORATION


  June 14, 2001             By:  /s/ Howard S. Jonas
  -------------                -------------------------
      Date                     Howard S. Jonas
                               Chairman of the Board and Chief Executive Officer
                               (Principal Executive Officer)


  June 14, 2001             By:  /s/ Stephen R. Brown
  -------------                -------------------------
      Date                     Stephen R. Brown
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)