Form 10-K
period 2001-07-31
IDT CORP
filed 2001-10-29
CIK 1005731

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2001, OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         Commission File Number: 0-27898

                                 IDT CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                              22-3415036
(State or other jurisdiction                                 (I.R.S. Employer
     of incorporation or                                  Identification Number)
        organization)
                                520 Broad Street
                            Newark, New Jersey 07102
               (Address of principal executive offices, including
                                    zip code)

                                 (973) 438-1000
              (Registrant's telephone number, including area code)

Securities registered pursuant to
Section 12(b) of the Act:                      None

Securities registered pursuant to
Section 12(g) of the Act:                      Common Stock, par value $.01
                                               per share
                                               Class B Common Stock, par value
                                               $.01 per share (Title of class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on October 26, 2001 of the Common Stock of $11.50 and of the Class B Common Stock of $9.35 was approximately $240,978,400.80 million and $264,078,996.50 million, respectively, as reported on the New York Stock Exchange. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock (assuming conversion of the Registrant's Class A Common Stock) have been excluded from this computation, in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

     As of October 26, 2001, the Registrant had outstanding 23,212,753 shares of Common Stock, $.01 par value, 9,816,988 shares of Class A Common Stock, $.01 par value, and 47,263,289 shares of Class B Common Stock, $.01 par value. As of October 26, 2001, 5,390,163 shares of Common Stock and 4,019,063 shares of
Class B Common Stock were held by IDT Telecom, Inc.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain information in the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after July 31, 2001, is incorporated by reference in Part III (Items 10, 11, 12 and
13) of this Form 10-K.
================================================================================

                                      INDEX

                                 IDT CORPORATION

                           ANNUAL REPORT ON FORM 10-K


                                                                        Page No.


PART I

 Item 1.  Business.............................................................1
 Item 2.  Properties..........................................................29
 Item 3.  Legal Proceedings...................................................30
 Item 4.  Submission Of Matters To A Vote Of Security Holders.................31

PART II

 Item 5.  Market For Registrant's Common Equity And Related
          Stockholder Matters.................................................32
 Item 6.  Selected Financial Data.............................................33
 Item 7.  Management's Discussion And Analysis Of Financial Condition And
          Results Of Operations...............................................34
 Item 7A. Quantitative And Qualitative Disclosures About Market Risks.........47
 Item 8.  Financial Statements And Supplementary Data.........................47
 Item 9.  Changes In And Disagreements With Accountants On Accounting And
          Financial Disclosure................................................48

PART III

 Item 10. Directors And Executive Officers Of The Registrant..................49
 Item 11. Executive Compensation..............................................49
 Item 12. Security Ownership Of Certain Beneficial Owners And Management......49
 Item 13. Certain Relationships And Related Transactions......................49

PART IV

 Item 14. Exhibits, Financial Statement Schedules, And Reports On Form 8-K....50

SIGNATURES....................................................................53


Index to Consolidated Financial Statements...................................F-1

                                     PART I

Item 1.    BUSINESS.

Summary

     As used in this Annual Report, unless the context otherwise requires, the terms "the Company," "IDT," "We," and "Our" refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation ("IDT New York"), and their subsidiaries, collectively. All information in this Annual Report gives effect to the 1995 reincorporation of the Company in Delaware. The Company's fiscal year ends on July 31 of each calendar year. Each reference to a Fiscal Year in this Annual Report refers to the Fiscal Year ending in the calendar year indicated (e.g., Fiscal 2001 refers to the Fiscal Year ended July 31, 2001).

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words "believes," "anticipates," "expects," "plans," "intends" and similar words and phrases. Such forward-looking statements include, among other things, the Company's plans to implement its growth strategy, improve its financial performance, expand its infrastructure, develop new products and services, expand its sales force, expand its customer base and enter international markets. Such forward-looking statements also include the Company's expectations concerning factors affecting the markets for its products, such as changes in the U.S. and the international regulatory environment and the demand for long-distance telecommunications. Actual results could differ from those projected in any forward-looking statements.

     Forward-looking statements are based on management's current views and assumptions and involve known and unknown risks that could cause actual results, performance or events to differ materially from those expressed or implied in those statements. These risks include, but are not limited to, the following risks:

     o    each of our business lines is highly sensitive to declining prices;

     o competition in our core businesses could substantially reduce our revenues and our profits;

     o our revenues and profits will not increase if we are unable to continue to expand our telecommunications business;

     o our expenses will fluctuate substantially if we expand our network at a rate that is faster or slower than the growth of our telecommunications traffic;

     o our operations will be impaired if we are unable to obtain the products and services of the telecommunications companies that we are dependent upon, or if such products or services are impaired or disrupted by terrorist attack or natural disaster;

     o termination of our carrier agreements with foreign partners or our inability to enter into carrier agreements in the future could materially and adversely affect our ability to compete in foreign countries;

     o our revenues and our growth will suffer if our retailers and sales representatives fail to effectively market and distribute our products and services;

     o rapid technological change and frequent new product introductions in our markets could render our products and services obsolete;

     o our growth may be limited if we cannot effectively manage our international operations;

     o continuing impact on the New York area or overall U.S. economy stemming from the September 11 terror attacks could have an adverse effect upon our business;

     o unexpected fluctuations in the relative values of foreign currencies against the U.S. Dollar could have a materially adverse impact on our gross margin performance;

     o our profitability will be impaired if we experience difficulties in collecting our receivables;

     o we will not be profitable if we do not receive attractive rates from other carriers for our long distance traffic;

     o federal, state and local excise taxes, and international government regulation may reduce our ability to provide services, or make our business less profitable and we may become subject to increased costs of operations due to uncertainty over the amount of payphone surcharges and Federal Universal Service Fund obligations;

     o we may become subject to increased price competition from other carriers due to federal regulatory changes in determining international settlement rates;

     o European regulation of telecommunications services may not continue to evolve towards streamlined regulation;

     o telecommunications regulations of other countries may restrict our operations;

     o we may be subject to liability for information disseminated over our Internet network;

     o the infringement or duplication of our proprietary technology could increase our competition and we could incur substantial costs in defending or pursuing any claims relating to proprietary rights;

     o network construction or upgrade delays and system disruptions or failures could prevent us from providing our services, cause us to lose customers and adversely affect our business;

     o our quarterly operating results are subject to variation, which could cause us not to meet the expectations of securities analysts, and should not be relied upon as an accurate indicator of our overall performance;

     o we may infringe on third party intellectual property rights and could become involved in costly intellectual property litigation;

     o if we are unable to attract and retain qualified management and technical personnel, future quarterly results may be impaired; and

     o IDT is controlled by its principal stockholder, which limits the ability of other stockholders to affect the management of IDT.

     The forward-looking statements are made as of the date of this Annual Report on Form 10-K, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth herein and the other information set forth from time to time in the Company's Reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, including the Company's reports on Forms 10-Q and 8-K.

     IDT Corporation is a leading facilities-based emerging multinational carrier that provides a broad range of telecommunications services to retail and wholesale customers worldwide. Though IDT is already an established player in the telecommunications field, we continue to grow considerably, generating revenues of $0.7 billion, $1.1 billion and $1.2 billion in Fiscal 1999, Fiscal 2000 and Fiscal 2001, respectively. During Fiscal 2001, we concluded a restructuring elevating IDT Corporation to a holding company with operations conducted through two main subsidiaries: IDT Telecom, Inc. and IDT Ventures, Inc.

     IDT's telecommunications services, conducted by our IDT Telecom, Inc. subsidiary, consists of retail services, including prepaid and rechargeable calling cards and domestic long distance services, as well as wholesale carrier services. IDT delivers its telecommunications services over a high-quality network consisting of over 150 switches in the U.S. and Europe and owned and leased capacity on 14 undersea fiber-optic cables, connecting our U.S. facilities with our international facilities and with the facilities of our foreign partners in Europe, Latin America and Asia. We monitor our network 24 hours a day, seven days a week through an automated network operations center. In addition, we obtain transmission capacity from other carriers. We deliver our international traffic worldwide pursuant to our agreements with U.S.-based carriers, 19 of the top 25 global carriers, and more than 20 of the companies that are primarily responsible for providing telecommunications services in particular countries (commonly referred to as "Post, Telephone and Telegraphs," or "PTTs").

     IDT offers retail long distance services to over 300,000 individual and business customers in the U.S. and worldwide. In addition, as of October 1, 2001, we had approximately 185 wholesale customers located in the U.S. and Europe. Minutes of use for our telecommunications business have grown from 2.8 billion minutes in Fiscal 1999 to 4.3 billion minutes in Fiscal 2000 to 7.0 billion minutes in Fiscal 2001.

     We plan to further expand our global telecommunications network infrastructure, in order to allow us to route a greater percentage of our international long distance traffic over owned lines. Routing calls over owned lines, rather than leased lines, will help us reduce our operating costs, ensure the quality of our service and expand our customer base. However, we follow a disciplined, incremental approach to expanding our network, adding new facilities only when we determine that such investments are justified by traffic volumes. Under this "smart build" approach, IDT enters new markets by leasing fiber capacity. As traffic grows, we may install a switch to increase overall capacity. As traffic increases further, we typically invest in bandwidth to realize cost savings from routing calls over an owned network. If volume continues to grow, we may deploy additional switching and/or fiber capacity. IDT installed and/or upgraded company-owned switches in Newark and Piscataway, New Jersey and in London, England in Fiscal 2001. We plan to further upgrade facilities in Newark and Piscataway, New Jersey and in London, England by the end of Fiscal 2002, and to continue to pursue operating agreements with foreign carriers in order to terminate traffic directly at favorable rates.

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

     IDT entered the telecommunications business by introducing its international call reorigination service in 1990 to capitalize on the opportunity created by the large spread between U.S. and foreign-originated international long distance telephone rates. Long distance calling costs in certain highly regulated international markets are often prohibitive. Our call reorigination service enables customers to access a U.S. dial tone from overseas and place international calls that are reoriginated in the U.S. The customer benefits from more favorable U.S. outbound long distance rates and superior transmission quality. We used the calling volume and expertise derived from our call reorigination business to enter the domestic long distance business in late 1993 by reselling long distance services of other carriers to our domestic customers. As a value-added service for our domestic long distance customers, we began offering Internet access in early 1994, eventually offering dial-up and dedicated Internet access to individuals and businesses as stand-alone services. In 1995, we began reselling to other long distance carriers access to the favorable telephone rates and special tariffs we receive as a result of the calling volume generated by our call reorigination customers. We began marketing prepaid calling cards in January 1997.

     IDT entered the Internet telephony market in August 1996 with its introduction of PC2Phone, the first commercial telephone service to connect calls between personal computers and telephones over the Internet. We expanded our Internet telephony offerings in September 1997 with the introduction of Net2Phone Direct, a service that enables users to make international and domestic calls over the Internet using standard telephones. In April 1998, we launched Click2Talk, an Internet telephony product that allows customers to make calls to the toll-free numbers of e-commerce companies anywhere in the world using a PC. In August 1998, we introduced Click2CallMe, which allows consumers visiting e-commerce companies to contact customer sales representatives from the Web sites of such companies without charge.

     On August 3, 1999, Net2Phone completed an initial public offering of 6,210,000 shares of its Common Stock, yielding $85.3 million in net proceeds. In December 1999, we sold 2,200,000 Net2Phone shares in connection with Net2Phone's secondary offering. In August 2000, we completed the sale of 14,900,000 shares of Net2Phone to AT&T, receiving approximately $1.1 billion in cash proceeds.

     On October 23, 2001 IDT entered into an agreement to lead a consortium that would concentrate ownership of approximately 49% (60% of the voting power) of Net2Phone. The consortium consists of IDT, Liberty Media, and AT&T, resulting in significant economic stakes in Net2Phone for all three parties. As part of the agreement, IDT and AT&T contributed their shares of Net2Phone (approximately
10.0 million and 18.9 million shares, respectively) to a newly formed LLC. Liberty then acquired a substantial portion of the LLC's units from AT&T, while IDT increased its stake and AT&T retained a significant interest. The LLC now holds an aggregate of 28.9 million shares of Net2Phone's Class A Common Stock. IDT will be the managing member of the LLC.

Corporate Reorganization

     Subsequent to Fiscal 2001, we completed the corporate reorganization announced in October 2000 by segregating our assets into separate subsidiaries and divisions designed to reflect our various businesses and their unique strategies. Pursuant to the restructuring, all IDT operations are now conducted principally through two first-tier wholly owned subsidiaries:

     (1) IDT Telecom, Inc. IDT Telecom, Inc. ("Telecom"), which serves as a holding company for the principal telecommunications services of IDT.

     (2) IDT Ventures, Inc. IDT Ventures, Inc. ("Ventures"), which will conduct the new venture related activities of IDT.

     On the Telecom side, IDT Domestic Telecom, Inc. ("Domestic Telecom"), a newly formed, wholly-owned, domestic subsidiary of Telecom, holds a federal telecommunications carrier license and will conduct the telecommunications business of IDT as an operating corporation. Domestic Telecom is the company that engages in the provision of international wholesale services to other telecommunications companies through the sale of telecommunications services as a carrier's carrier, and also provides international long-distance services and domestic long-distance services to individuals and businesses.

     As a further key element to our restructuring, we formed IDT Telecom, LLC ("Telecom LLC"), a Delaware limited liability company. Telecom LLC also holds a federal telecommunications carrier license, and conducts the procurement function of IDT by purchasing wholesale carrier services in the telecommunications market. Telecom LLC now enters into contracts with third-party carriers for the provision of telecommunications services.

     Additionally, we have formed IDT International Telecom, Inc., ("International Telecom") a wholly-owned subsidiary of Telecom, incorporated under the laws of the State of Delaware, in order to perform a portion of our international telecommunications services.

     On the Ventures side, we expect the corporate structure to be more fluid and flexible, as we form appropriate corporate entities to embody emerging business lines. We will discuss the businesses of Telecom and Ventures in further detail below.

     Inherent in the strategic planning of the reorganization was our belief in the need to: (a) preserve our key competitive advantage in the telecommunications field by better positioning ourselves to obtain preferential rates for telecommunications services in the competitive marketplace; and (b) better position ourselves on the Ventures side to take advantage of new market opportunities.

     We believe that the reorganization may result in several benefits to IDT and its shareholders. These advantages include:

     o Isolating various functions within the telecommunications operations to allow us to more readily assess operating efficiencies and streamline our operations

     o Shifting responsibilities of various teams and working groups in isolated functions as necessary to allow each group to attain maximum performance through a defined focus

     o Giving us greater flexibility in managing and financing new and existing business ventures

     o Giving us greater flexibility to expand in the future through acquisitions of companies that may be strategically advantageous to our long-term growth

     o Facilitating payment structures for the purchase of services that will allow us to benefit from leveraging our cash pool to achieve more favorable pricing.

     o Enhancing the operational efficiency and overall autonomy of our newly formed divisions.

IDT Telecom

     IDT's Telecom division provides competitively priced retail and wholesale telecommunications services to customers around the world. Services offered include prepaid and rechargeable calling cards, domestic long distance services, and wholesale carrier services. Our telecom division seeks to take advantage of numerous market opportunities -- presented by an ever-evolving worldwide telecommunications industry -- to profitably grow its business.

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

     The long distance market today differs greatly from the market landscape of a mere 18 months ago. Three factors have combined to reshape the international long distance market: 1) the liquidation of many of the most aggressive, cut-rate small and medium-sized players in the telecommunications industry; 2) the downturn in the stock market that has sapped investor patience for long-term, heavily financed infrastructure plans favored by some of the largest carriers; and 3) the increasingly aggressive attempts by the Regional Bell Operating Companies ("RBOCs" or "Baby Bells") to penetrate the long distance market.

     One: Demise of the emerging multinational carriers. For several years, a cycle of steep rate cutting was fueled by new entrants in the telecommunications market. Equipped with limited capitalization and customer base, these emerging companies immediately charted a risky course: selling cut-rate telecommunications at cost or at times even below, in the hopes that they could build a customer base, record revenue (if little profit), and attract further infusions of capital from the financial markets. Established, well-funded companies, IDT among them, were forced to match these rates in order to maintain market share, even if it meant drastically trimming profits on certain routes or even forfeiting them altogether. Ultimately, however, these companies failed in implementing this business model. The course from low rates to significant revenue to financial viability proved too much for most of the companies that braved it. Numerous cut-rate switched service arbitrageurs have folded in the last year. In IDT's class of seven "emerging multinational carriers," only IDT remains. This has already resulted in the end of the rate wars and even some stabilization of domestic long distance rates. At this time, only a limited number of carriers remain - and IDT stands out from the field as one of the lowest-cost providers, bearing a strong record of proven stability and little risk of short-term financial difficulties.

     Two: Ebbing investor patience with long-term, debt-financed build-outs. In the wake of "dotcoms" with incendiary burn rates and only nebulous forecasts of profits in the distant future, it appears that the market has grown intolerant of nearly any plan with a number of years of heavy investment to be followed only later by returns. This holds true even for the most well-established, well-financed of companies, those that have already proven their long-term viability and reliability. This change in attitude among investors caught several large telecoms off guard - telecoms that were already in the process of piecing together cable, internet, local and long distance "one-stop" portfolios of telecommunications and media services. Having already spent billions of dollars on acquiring and upgrading component pieces of this portfolio, these telecoms find themselves suddenly faced with a market which is unwilling to grant them the additional five years and ten billion dollars it will take to fully complete their integration strategy. Faced with extreme pressure to cut debt, these large telecoms have abandoned their integration plans, often splitting the company along business lines. Consumer long distance, viewed by many such companies as the weakest link, often ranks lowest on their scale of priorities, allowing IDT ample opportunity to pick up additional business. The general trend of economizing in these companies works to IDT's benefit as IDT least-cost routing is increasingly sought by these companies in order to control costs. Moreover, IDT has come to serve as a model for these larger companies for mobility and low-cost infrastructure build-outs.

     Three: The relentless march of the Baby Bells. While their competitors are flooded with debt overruns and issues of integration and restructuring, the Baby Bells have taken advantage of a relaxed regulatory scheme to make a grab at a significant slice of the long distance market. Since 1996, the FCC has allowed Baby Bells to provide long distance as well as local telephone service if they can successfully establish that they have opened up their local footprint to competition. Currently, Baby Bells in several regions are engaged in an all-out assault against the traditional long-distance providers. This too is a positive development for IDT, since the RBOCs, lacking the international network possessed by most existing long distance providers, can be expected to rely more heavily on carrier's carriers to terminate international telephone traffic. As a premier carrier's carrier, IDT stands to benefit from incursions by the RBOCs into the long distance market.

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

     According to industry sources, in 1999, the international long distance telecommunications industry accounted for approximately 108 billion minutes of use, an increase of 15% from 93 billion minutes of use in 1998. Industry sources have estimated that by 2003 this market may approach 190 billion in revenues, representing compound annual growth rates from 1999 of approximately 15%.

     We believe that growth in international long distance services is being driven by:

     o the globalization of the world's economies and the worldwide trend toward deregulation of the telecommunications sector

     o declining prices arising from increased competition generated by privatization and deregulation

     o increased worldwide telephone density in both traditional wireline and wireless telephones

     o the emergence of new technologies, which have resulted in higher quality and lower costs

     o    a wider selection of products and services

     o    the growth in the transmission of data traffic

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

   Deregulation and Competition

     Consumer demand and competitive initiatives have acted as catalysts for government deregulation, especially in developed countries. Significant legislation and agreements have been adopted since the beginning of 1996 which are expected to lead to increased liberalization of the majority of the world's telecommunication markets, including:

     o the U.S. Telecommunications Act, signed in February 1996, which establishes parameters for the implementation of full competition in the U.S. domestic local and long distance markets;

     o the European Union's Services Directive, adopted in 1990, which abolishes exclusive rights for the provision of voice telephony services throughout the European Union and the public switched telephone networks of every member country of the European Union by January 1, 1998, subject to extension by certain European Union member countries; and

     o the WTO Agreement, signed in February 1997, which creates a framework under which 69 countries have committed to liberalize their telecommunications laws in order to permit increased competition and, in most cases, foreign ownership in their telecommunications markets, beginning in 1998.

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

     The competitive opportunities have affected the deregulated, deregulating and regulated markets in different ways. In a fully deregulated country, such as the U.S. or the U.K., carriers can establish switching facilities, own or lease fiber-optic cable, enter into operating agreements with foreign carriers and, accordingly, provide direct access service. However, new carrier entrants to a deregulated market are usually not in a position to build their own infrastructure. They generally prefer not to purchase services from incumbent carriers and current competitors, whose incentives are to make the entrants' access as restrictive and expensive as possible. These circumstances create a demand for a carrier's carrier - a firm that is capable of constructing its own long distance network with a primary focus on serving other companies who market their services directly to consumers. A carrier's carrier builds an international telecommunications network to serve entrants in the retail market and often offers rates that are much lower than the incumbent carrier offers to entrants.

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

   Focus on Latin America and the former Soviet Union.

     IDT believes that it is well positioned to benefit from the anticipated improvements in teledensity rates in areas such as Africa and Asia as a whole, but particularly in the former Soviet Union and in Latin America. Our prepaid calling cards are marketed primarily to the ethnic, immigrant communities in the U.S., Europe and Latin America; and a large portion of our customers hail from the Hispanic community. Therefore, a significant proportion of our international debit card minutes go to Latin America, as U.S. Latinos call their friends and families in their native countries. Yet IDT believes that there is significant untapped market for prepaid calling cards in Latin America itself, where certain countries serve as a regional nexus, attracting immigrants due to stronger job markets and opportunities, just as the United States does. Immigrants from satellite countries share the needs of their U.S. counterparts for low-cost, prepaid calling solutions to maintain contact with close-knit family units in their countries of origin. In Fiscal 2002, IDT intends to establish beachheads in prepaid calling card distribution in South America and certain areas of Central America.

     In the former Soviet Union, IDT expects to see considerable leaps in teledensity with increased privatization and development of the telecommunications and personal electronics industries. In Fiscal 2002, IDT will focus on the development of its Russian operations through ventures with or acquisitions of Russian companies, hoping to profit from the growth of Russian telecommunications.

   New Technologies

     New technologies, including the development of next-generation fiber-optic cable and improvements in digital compression, have improved quality and increased transmission capacities and speed, with transmission costs decreasing as a result. "Softswitches," first widely used in 2000, enable carriers to run voice and data services over the same network at significantly reduced cost; they increasingly facilitate new service offerings in the industry. In addition, the growth of the Internet as a communications medium, and advances in packet switching technology and Internet telephony, are expected to have an increasing impact on the international telecommunications market.

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

     Furthermore, technological advancements have allowed the use of "packet switching" technology for the transmission of voice telecommunications traffic, enabling a substantial increase in network efficiency, as well as the use of the Internet for voice communications. Traditional international long distance calls use a technology called "circuit switching," which carries the calls over international voice telephone networks. Circuit switching requires a dedicated connection between the caller and the recipient that must stay open for the duration of the call. On the other hand, packet switching technology breaks voice and fax calls into separate data packets, sends them over the Internet, then reassembles them in their original form for delivery to the recipient. This technology allows data packets representing multiple conversations to be carried over the same line, and is therefore inherently more efficient than is circuit switching technology. In addition, the use of the Internet as a voice communications medium provides significant reductions in the cost of transmitting traffic, while bypassing the cumbersome and expensive settlement process traditional in international voice communications. The development of voice applications for the Internet is part of a larger trend of convergence of standard voice and data networks. Internet telephony services are expected to be one of the fastest growth segments in the telecommunications industry.

   Increasing Importance of Data Services

     As the world continues to transition to information-based economies, and the telecommunications and Internet industries continue to converge, the transmission of data will take on a more important role in the business of telecommunications carriers such as IDT. Although we believe that transmission of "voice minutes" will continue to increase, we anticipate that more of our business in the future will involve the transmission of "data minutes." Currently, data is the major driver behind the industry's projections of future demand, and the basis for the enormous amount of bandwidth that is being installed around the globe. This increased demand for data services is being fueled by several factors, including:

     o    Increasing use of the Internet and corporate Intranets

     o    Continued personal computer penetration

     o The emergence, and rapid acceptance, of e-commerce as a substitute for more traditional transactions

     o Growing demand for other Internet-related services, such as web hosting

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

   A Word about Bandwidth

     Currently, the telecommunications industry in its broadest sense - professionals, analysts and journalists - is embroiled in a debate about future demand for bandwidth capacity. One side of the debate sounds the cautionary note that the industry has already been flooded with more bandwidth than it will ever be able to use. The other side asserts that increasingly sophisticated applications will generate ever-growing bandwidth demand among end users, and that as the global community gets plugged in and wired up, the copious bandwidth currently available will fall far short of satisfying demand.

     We believe that there are elements of truth to both arguments. Innovative new technologies provide multiples of existing bandwidth at reduced rates. Optical wavelength services amplify existing transmission capacity by creating multiple wavelengths on a single strand of fiber. By making use of different light frequencies within a cable, Dense Wavelength Division Multiplexing, or DWDM, can increase the capacity of a single strand of fiber by a multiple of
160. DWDM also alters the economics of increasing capacity along existing routes. Rather than requiring the deployment of additional cables to augment saturated routes, suppliers can increase system capacity using DWDM simply by adding equipment to transmit on additional wavelengths at a fraction of the cost of laying new cable.

     Yet traffic demands continue to grow as well. While international voice traffic has grown an average of less than 20% a year over the last five years, data growth has been far more dramatic. The wildcard, however, remains public Internet traffic, which probably constitutes the largest component of growth in bandwidth demand but may be the most difficult to accurately track. We believe, however, that transoceanic submarine cable capacity, which grew 100% in 1998 and a little over 175% in 1999, is well-poised to keep up with traffic demand - growth projections for 2000 have it increasing 750%, followed by 140% growth in 2001.

     Chalkboard mathematics can be misleading when divorced from the real world, and in the real world, bandwidth growth has not blanketed the globe in an even fashion. Communications conduits employed in a geographic locale may limit the bandwidth available: satellite technologies lag behind fiber-optic advances, and submarine cable is subject to certain logistical constraints that terrestrial fiber is not bound by. Additionally, the degree of market freedom in any given nation or region will determine the number of competitors vying to own fiber capacity, and will thus by extension determine overall fiber volume. At present, therefore, bandwidth capacity in the open markets of Europe and North America continues to grow far more rapidly than in the more restrictive markets of Asia and Latin America, where government monopolies still hold sway.

     In the real world, then, some regions will experience bandwidth glut; in others, bandwidth will continue to be in relatively short supply. We therefore expect to see steady price reduction in some parts of the world, while bandwidth prices in other regions will remain near their current levels. We have tailored our own strategies to our analysis of the world bandwidth market. We are wary of long-term, high-price leases on routes where we believe capacity overabundance will cause prices to continue falling; and we have avoided the trap of premature and inflated purchases of excess capacity. Finally, we have eschewed marking bandwidth prices to bandwidth exchange quotes. While sellers have flocked to these exchanges, appearances by buyers are rare. The prices generated by these exchanges therefore tend to represent sellers' offers rather than actual prices paid by buyers, and may be over-inflated.

     We feel fortunate to have addressed the bulk of our own intercontinental bandwidth needs for the foreseeable future with little capital outlay. Our IRUs on Tycom's trans-Atlantic and trans-Pacific bandwidth promise to satisfy a significant portion of our international capacity requirements well into the future. We believe that as Asia and Latin America open themselves to further free market competition, we will see build-outs of bandwidth capacity in those regions, and we plan to avail ourselves of the attendant opportunities.

The IDT Approach

     IDT's background as a leading alternative provider of retail and wholesale international telecommunications services, combined with its experience as a domestic Internet service provider and its leadership role in the field of Internet telephony, position it to capitalize on the various opportunities presented by today's telecommunications industry. Our objective is to enhance our current position as a leading facilities-based provider of high-quality, low-cost telecommunications services to retail and wholesale customers in both the U.S. and abroad. The following goals represent key elements of our strategy:

     Focus on International Telecommunications. We believe that the international long distance market provides attractive opportunities due to its higher revenue and gross profit per minute, and higher projected growth rate compared to the domestic long distance market. We target international markets with high volumes of traffic, relatively high per-minute rates and favorable prospects for deregulation and privatization. We believe that the ongoing trend toward deregulation and privatization, coupled with the increasing capture of the long distance market by RBOCs more heavily reliant on carrier's carriers such as IDT, will create new opportunities for us to increase our revenues and to reduce our termination costs, while maintaining balanced growth in retail and wholesale traffic.

     Expand Switching and Transmission Facilities. We are continuing to expand and enhance our network facilities by investing in switching and transmission facilities where traffic volumes justify such investments. During Fiscal 2002 we intend to invest in:

     o    Expansion of our debit card platform

     o    Long haul and local loop fiber capacity within the U.S. and Europe

     o Gateway switches and facilities in the U.S., the U.K., and other European countries

     o    Additional network compression equipment.

     We believe that these investments will allow us to broaden the scope of our telecommunications activities and to reduce the cost of our services, while maintaining our high service quality.

     Expand Service Offerings and Marketing Activities. We intend to continue to develop value-added services and to market them on a retail and wholesale basis in order to increase margins, optimize network utilization and improve customer loyalty. Within our retail division, we intend to significantly expand our marketing of our consumer long distance and prepaid calling products; additionally, we will identify and target new markets for our prepaid calling cards. We will continue to seek profitable niches within the telecommunications markets, adding higher-margin retail businesses, such as residential long distance, to our existing sales mix. Additionally, our wholesale business will attempt to offer a more complete suite of value-added carrier services to both its existing customer base and to new customers. We intend to build out our product offerings to our traditional customer base through vehicles which may include joint ventures with other service providers.

     Pursue Strategic Alliances and International Agreements. We intend to capitalize on our strategic alliances and other relationships with U.S. and foreign companies in order to expand our customer base. We have traditionally been able to capitalize on our significant traffic volume and technological expertise to negotiate favorable termination agreements with international carriers. We intend to continue to seek new termination relationships with established and emerging carriers to reduce our termination costs for traditional international voice telephony, and we continue to use our relationship with Net2Phone for additional low cost termination. To date, we have entered into approximately 65 agreements with carriers that provide for the favorably priced termination of its calls worldwide.

Telecommunications Services

     IDT provides its retail and wholesale customers with integrated and competitively priced international and domestic telecommunications services. Our four primary telecommunications services are: prepaid calling cards, domestic long distance services in the U.S., and wholesale carrier services. We generated revenues from our telecommunications business of approximately $1.2 billion during Fiscal 2001, an increase over our $1.0 billion of revenue during Fiscal 2000. Telecommunications revenues represented 97.9% of IDT's total consolidated revenues in Fiscal 2001, as compared to 93.5% in Fiscal 2000.

Retail Telecommunications

     Prepaid Calling Cards

     We sell prepaid debit and rechargeable calling cards providing access to more than 230 countries and territories. Our rates are significantly lower than the rates for international calls that are charged by the major facilities-based carriers. We market debit cards primarily to ethnic communities in the U.S. that generate high levels of international traffic to specific countries where we have favorable termination agreements, with a particular emphasis on the U.S. Hispanic community. Recent immigrants and members of the ethnic communities tend to be heavy users of international long distance, given their desire to keep in touch with family members and friends back home. Our business is particularly strong in the Northeastern U.S., aided by our extensive distribution network and attractive rates to areas such as Colombia, Mexico and the Dominican Republic. Approximately 50% of our U.S. debit card sales are from the New York-New Jersey-Connecticut (Tri-State) area. We have also been rapidly expanding our operations in California, Florida, Georgia, Texas and other parts of the U.S. Outside the U.S., we market our calling cards in the U.K., the Netherlands, Spain, Germany, Belgium and parts of Scandinavia, seeking to capitalize on the opportunity presented by the recent surge in immigration from under-developed countries around the globe to Europe's developed nations. We have also recently begun to sell cards in Latin America, with plans to ramp-up sales of calling cards in Argentina, Chile and Peru during Fiscal 2002. We sold over 100,000,000 prepaid calling cards during Fiscal 2001. During Fiscal 2001, sales of prepaid calling cards accounted for 61.3% of IDT's total consolidated revenues.

     Focus Point: Rise of the Hispanic Consumer. Given IDT's strong customer base in the Hispanic community, we believe that the trends depicted in the 2000 census portend a steadily increasing revenue stream for our prepaid debit cards. According the 2000 United States Census, the population of U.S. Hispanics rose to 35.3 million, a 61 percent increase during the past ten years. As we value America's Latinos as loyal customers, and since so many of our debit card products cater to their needs, we believe the continued growth of the Hispanic community will further buoy sales of our prepaid calling cards.

     We offer both IDT-branded and non-IDT-branded prepaid calling cards, with favorable rates to specific areas of the world. The cards are sold in several different dollar denominations, most commonly $5, $10 and $20. The table below lists some of the major IDT phone cards that we sell:

     Asimon                 Florida Exclusive          New York Alliance
     Blackstone America     Florida Friends            New York Exclusive
     California Exclusive   Georgia Exclusive          Pennsylvania Exclusive
     Carribean Friend       Illinois Exclusive         Pepe Colombianita
     Carolina Exclusive     Kababayan                  Pepe Megatel
     Centro Americard       Long Island Exclusive      Puerto Rico Exclusive
     China Card             Mass Exclusive             Rhode Island Exclusive
     Colombianita Card      Massachusetts Talk         South Seas
     Connecticut Exclusive  Mega Mexico                Tele Talk
     Cumbia                 Megatel                    Texas Exclusive
     Dominicall             Megatel Vending            Union Phone Card
     Eastern European       Metropolis                 Union Phone Vending
     Easy Pass IDT          Merengue                   Vending Exclusive
     Easytalk LA            Michigan Exclusive         Virtual Internet Card
     Easy Talk NJ           New Jersey Alliance        Washington Alliance
                            New Jersey Exclusive       Washington Exclusive

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

     In Fiscal 2001, IDT purchased PT-1 Communications, Inc. debit card business, including all trade names and intellectual property. This key purchase served to greatly increase IDT's revenue from its debit card business, establishing IDT as the largest seller of prepaid calling cards in the United States. IDT hopes to continue to expand its prepaid calling card sales and distribution networks, identifying markets which it has yet to penetrate.

     IDT also markets private label calling cards, often used as lucrative promotional items or utilized by corporate customers to help generate brand name awareness. In Fiscal 2002, we will increase our efforts to market private label cards, with an intense focus on department store chains and franchises.

   Competitive Advantages

     We believe that we possess the following advantages over our competition in the prepaid calling card industry:

     o Our status as a carrier's carrier allows us to offer calling time over more routes to the countries that are in demand in the retail marketplace, at attractive prices.

     o Our debit platform, which we believe to be among the most advanced in the industry, enables us to process a large number of cards simultaneously and to provide multi-lingual and multi-currency cards.

     o Our expertise, market savvy and distribution channel, which covers over 300,000 retail outlets worldwide.

     o Our understanding of, and commitment to, the ethnic prepaid calling card market.

     o We are able to provide low rates and at the same time maintain our margins by taking a disciplined approach to advertising and because we enjoy low overhead and low headcount. We believe that as our carrier business builds out its network, our prepaid business' cost per minute will decline, helping margins.

   Domestic Long Distance Services

     IDT markets certain long distance services directly to retail customers in the U.S. Introduced in February 2000, our calling plan features a flat rate of five cents per minute for all state-to-state calls within the continental United States, 24 hours a day, seven days a week. We also offer a free IDT Calling Card, with no monthly fees or per-call surcharges, featuring a domestic rate of ten cents per minute. Our rates for international calls are also extremely competitive, well below those charged by the major facilities-based carriers. During Fiscal 2001, we continued aggressively marketing our domestic long distance services by expanding the existing TV ad campaign to additional markets and introducing new marketing channels, including print advertisements, direct mail, online advertising and partnerships.

     As of October 1, 2001, we had over 300,000 active domestic long distance customers. Domestic long distance services accounted for 4.6% of our total consolidated revenues in Fiscal 2001. As we continue to make significant expenditures to market this service, resulting in customer growth, we anticipate that domestic long distance services will begin to account for an increasing proportion of our total revenues in future periods.

   Wholesale Carrier Services

     We sell our wholesale carrier services to other U.S. and international carriers, utilizing flexible and least-cost traffic routing and based on our expertise in navigating the complex accounting rate system. In this way, we act as a "carrier's carrier," providing major carriers and niche players alike with rates that are much lower than those traditionally available through the more established carriers. We are able to offer competitive rates to our carrier customers as a result of our extensive relationships in the long distance telecommunications industry, our ability to generate a high volume of long distance call traffic and the advantageous rates negotiated with foreign PTTs and competitive carriers. As of October 1, 2001, we had approximately 185 wholesale customers located in the U.S. and Europe, with wholesale carrier sales representing 31.5% of IDT's total consolidated revenues in Fiscal 2001.

     As anticipated, although perhaps at a faster rate than foreseen, price declines in the industry combined with the overall reduction of investment capital in the market have combined to push less efficient operators out of the market. This has in turn led to some measure of price stabilization, resulting in increased revenue per minute on certain routes and reduced margin pressure. We anticipate that IDT, among other financially sound market players, will gain some market share as weaker companies continue to dissolve. Additionally, as the RBOCs increase their market share in the long distance market at the expense of traditional long distance service providers, we expect to gain revenue due to the RBOCs' current dependence on the global infrastructure of carrier's carriers such as IDT for the termination of their international voice traffic.

   Capitalizing on Strengths

     In the coming fiscal year, we intend to capitalize on some of our inherent strengths in order to tailor an increasingly strong, global company:

     o Our strong existing relationships with national monopolies and other leading carriers will, we believe, continue to allow us to negotiate advantageous rates.

     o Our prepaid card business, which generates a high volume of original long distance call traffic, will continue to prove attractive to PTTs, as we "create" new streams of traffic and direct it to the PTT, as opposed to simply transferring minutes from another carrier with whom the PTT is already allied.

     o The superior switching, routing and customer service technology supporting our backbone network will continue to provide us with better cost analysis, customer service, and strict quality controls.

     o We will continue to distinguish ourselves from purely wholesale competitors through our ability to offer "value-added carrier services," such as giving carriers remote access to our debit card platform. This enables us to offer additional "turnkey" capabilities to carrier customers and positions us as a "total outsourcing provider" of carrier services.

     o We hope to maintain our "mobility advantage" in rapidly reacting to changing price environments, identifying and capitalizing on attractive rates more quickly than have our competitors.

     o Our highly specialized analysis team composed of well-trained telecommunications professionals continually monitoring volume data will allow us to maintain maximum system efficiency, enabling us to run our switches and lines at a higher volume than that maintained by other telecommunications companies.

     o Our constant attention to cost control, efficiency and the maintenance of lower general overhead expenses will continue to ensure that we waste few corporate resources, delivering value to partners, customers, and shareholder alike.

     These factors will advance our long-term goal: emergence as a multi-faceted service provider offering a portfolio of services to the most financially stable market participants through long-term contractual relationships. In order to reach this goal, we intend to employ these tactics in Fiscal 2002:

     o Broadening our portfolio of products and services offered to our carrier partners.

     o    Cultivating relationships with the top global carriers.

     o Continual evaluation of financial stability of weaker wholesale customers, and cautious management of our financial exposure to such customers, in order to safeguard against nonpayment of outstanding receivables.

     o Generating significant incentives, such as volume commitments and price incentives, for global carriers to enter into long-term contracts with mutual commitments.

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

     These different strategies, for the three types of markets, are part of our overall strategy for the deregulating world. As a country moves from regulated to fully deregulated status, our strategy for that country shifts to take advantage of the opportunities presented at any given time. By first entering a market when it is regulated and establishing relationships with the national monopoly, we obtain early entrant status, which prepares us to compete more effectively as the market deregulates. By the time the market opens for competition, we have acquired a thorough knowledge of the market (in terms of potential minutes generated, most frequently called routes, culture, etc.), which we believe is a competitive advantage for both our retail and wholesale carrier operations.

Sales, Marketing and Distribution

     We primarily market our international telecommunications services through our direct wholesale carrier services sales staff. The staff benefits from (i) IDT's extensive relationships and premier international name and recognition throughout the long distance industry for marketing its carrier services; (ii) our substantial traffic volumes, which enable us to negotiate for lower rates; and (iii) favorable terminating rates negotiated with PTTs and foreign carriers.

     We currently market our prepaid debit cards to retail outlets throughout the U.S. through Union Telecard Alliance, LLC ("Union"), a joint venture company of which we own 51% of the outstanding equity interests. Union is one of the largest distributors of prepaid calling cards in the nation, utilizing a network of over 600 sub-distributors who sell through over 250,000 retail outlets throughout the United States. As part of our plan to expand our territory beyond the U.S., we have begun to establish a distribution network in the Dominican Republic to replicate our calling card distribution network in the United States in conjunction with Union and other distributors. In May 2000, Union began distributing prepaid cards in Puerto Rico, and plans to begin distributing cards in parts of Central and South America during Fiscal 2002, targeting Argentina as a nexus for immigrant populations from Peru and Chile.

     Union has entered into agreements with sub-distributors, located in Illinois, Florida, New York, Ohio and Texas, whereby the sub-distributors have agreed to market our prepaid calling cards in exchange for preferential pricing, exclusive cards, extensions of credit, incentive bonuses and technical support from us, which is intended to assist each respective sub-distributor in the growth and development of its business. Our exclusive calling cards will be marketed by the corresponding partnership in a given state.

     In addition to selling IDT's prepaid calling cards, Union sells prepaid calling cards of other companies. This allows Union to operate as a "one-stop shop" for the widest possible range of prepaid phone cards, enabling Union to enhance its sales to the retail outlets it currently serves.

     IDT also sells rechargeable calling cards, which are marketed primarily through in-flight magazines.

     We increased our marketing expenditures for our domestic long distance services in order to continue to position ourselves as the market's lowest-price provider. The advertising campaign for these services is mostly driven by direct television advertising in targeted markets. Our goal is to continue spending on marketing and advertising to build our domestic long distance customer base, with a primary focus on keeping cost-per-customer acquired at or below our targeted levels.

Billing and Customer Support

     IDT believes that reliable, sophisticated and flexible billing and information systems are essential to its ability to remain competitive in the global telecommunications market. Accordingly, we have invested substantial resources to develop and implement our proprietary management information systems.

     Our billing system enables us to:

     o Accurately analyze our network traffic, revenues and margins by customer and by route on an intra-day basis;

     o    Validate carrier settlements; and

     o    Monitor least cost routing of customer traffic.

     The entire process is fully automated and increases efficiencies by reducing the need for monitoring by our employees. We believe that the accuracy and efficiency of our management information systems provide us with a significant strategic advantage over other emerging carriers.

     We believe that our ability to provide adequate customer support services is a crucial component of our ability to retain customers. We have successfully focused on improving such service through a number of measures, including the addition of support personnel and the monitoring of customer waiting time. The customer support staff provides 24-hour technical assistance in addition to general service assistance. Customer support personnel communicate with subscribers via telephone, e-mail and fax. We answer over 30,000 calls per day, of which roughly half are handled by our automatic Integrated Voice Response System. The other roughly 15,000 answered calls are handled by our customer support staff, whose approximately 150 members are required to field a minimum number of calls and e-mails each day. We set high performance standards and respect the value of our customers' time: 90% of our calls are answered within the first 90 seconds, well above industry standards. We utilize sophisticated "real time" monitoring by a quality control department, which monitors over 600 calls per day. We also employ liaisons between the customer support and technical staffs to ensure maximum responsiveness to changing customer demands.

Network Infrastructure

     We maintain an international telecommunications switching infrastructure and U.S. domestic network, consisting of owned and leased lines that enable us to provide an array of telecommunications, Internet access and Internet telephony services to our customers worldwide. IDT's network is monitored 24 hours a day, seven days a week, 365 days a year by its network operations center. The entire network is centrally managed from IDT's control center through the use of a standardized communications protocol. In addition, we use two proprietary monitoring systems to manage modem pools.

Telecommunications Network

   Private Line Network

     We operate a growing telephone network consisting of U.S. domestic dedicated leased fiber-optic and copper lines, and IDT-owned switch equipment in the U.S. which are interconnected to major PTTs, emerging carriers and domestic interexchange carriers, local exchange carriers and competitive local exchange carriers. Our major switching facilities are located in Piscataway, N.J.; Newark, N.J.; New York, N.Y.; and London, England. These varied locations serve to provide the network with redundancy and diversity. All of these locations are linked with the dominant local exchange carrier as well as at least one of the competitive local exchange carriers, allowing us to interconnect with all major interexchange carriers to switch traffic via our leased private-line DS3 network. Furthermore, all of our locations are interconnected via leased lines to enhance network reliability and redundancy as each location interconnects with the various carriers.

     In September 1998, we obtained from Frontier Communications (now a unit of Global Crossing Ltd.) dedicated DS-1, DS-3, OC-3 and OC-12 circuit capacity in the U.S. over Frontier's network, connecting more than 120 metropolitan areas around the nation. These network facilities have enabled us to expand the range and reliability of our data and voice transmission service, while reducing network costs. IDT is able to offer nationwide dial-up long distance and dial-around ("10xxx") services, reduce 800-origination costs and provide for origination and termination of carrier traffic in all major U.S. cities.

     In October 1999, we entered into an agreement with Frontier whereby we enhanced our ability to provide presubscribed long distance (1+) and dedicated and toll-free services throughout the United States as well as casual calling ("10xxx") in selected areas of the country.

     In October 2000, in settlement of a suit filed by IDT against Tyco Group S.A.R.L. and Tyco Submarine Systems, Ltd., IDT received certain indefeasible rights of use ("IRUs") relating to capacity in Tycom Ltd.'s trans-Atlantic and trans-Pacific undersea fiber-optic networks. Under the terms of the settlement, IDT received IRUs for two 10 Gb/s wavelengths on both the trans-Atlantic and the trans-Pacific network for fifteen years, free of charge. IDT is scheduled to commence the use of the fiber in increments through Spring 2003.

     In addition, we own and lease switched services to connect our U.S. and U.K. facilities. These services are used to originate traffic from IDT's customer base in the U.K. and to terminate existing carrier and call reorigination traffic to the U.K. We have about 65 operating and terminating agreements that provide for the termination of traffic worldwide, and we plan to obtain leased lines to certain destinations, where it will result in reduced termination costs.

   Switching Platforms

     We utilize two major switching platforms. We use Lucent switches for all application-based products such as direct dial, call through, prepaid calling cards, and value-added services such as voice prompts, speed dialing, voice mail and conferencing. The Lucent switches (such as the LNX) are flexible and programmable, and are designed to implement network-based intelligence quickly and efficiently. We currently own and/or lease 151 Lucent switches. The other platform is the Nortel DMS250-300 and Nortel GSP, which serves as an international gateway and generic carrier switch. We currently own four Nortel switches. We plan to upgrade our switching platforms in New Jersey and London during Fiscal 2002. All of our switches are modular, scaleable and equipped to signal in such protocols as ISDN or C7/SS7 so as to be compatible with either domestic or foreign networks.

   Software

     Our switches work in conjunction with Company-developed proprietary software platforms to run all of the applications we require to provide value-added services, as well as billing and traffic analysis. The software enables the switches to route all calls via our least-cost routing matrix. Least-cost routing is a process by which we optimize the routing of calls over the least-cost route on our switches for over 230 countries. In the event that traffic cannot be handled over the least-cost route due to capacity or network limitations, the least-cost routing system is designed to transmit the traffic over the next least-cost route. The least-cost routing system analyzes several variables that may affect the cost of a long distance call, including different suppliers, different time zones and multiple choices of terminating carrier in each country. In some instances, instead of routing a call directly between two overseas points, the least-cost routing system may backhaul a carrier's minutes using resold switched services to another of our U.S.-based switches in order to terminate the traffic in a third country while taking advantage of our competitive international long distance rates. The least-cost routing system is continually reviewed in light of rates available from different suppliers to different countries to determine whether we should add new suppliers to its switch to further reduce the cost of routing traffic to a specific country and to maintain redundancy, diversity and quality within the switching network. By utilizing a least-cost routing system, we are able to minimize our costs, and offer lower rates to our customers. This is of significant importance when serving a market that has become increasingly price-sensitive.

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

     In the prepaid calling card market, we compete with other providers of prepaid calling cards and with providers of telecommunications services in general. Many of the largest telecommunications providers, including AT&T, WorldCom and Sprint, currently market prepaid calling cards, which in certain cases, compete with the prepaid calling cards we sell. These companies are substantially larger and have greater financial, technical, engineering, personnel and marketing resources, longer operating histories, greater name recognition and larger customer bases than does the Company. In marketing prepaid calling cards to customers outside the U.S. market, we compete with the large PTTs, such as British Telecommunications ("BT") in the U.K.

     With respect to its other telecommunication services, we compete with:

     o Interexchange carriers and other long distance resellers and providers, including large carriers such as AT&T, WorldCom, Inc. and Sprint

     o    Foreign PTTs

     o    Other providers of international long distance services

     o Alliances between large multinational carriers that provide wholesale carrier services

     o New entrants to the domestic long distance market such as the regional bell operating companies in the U.S., who have announced plans to enter the U.S. interstate long distance market pursuant to recent legislation conditionally authorizing such entry

     o    Small long distance resellers.

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

IDT Ventures

     IDT's Ventures division has been tasked with a treble mission. First, Ventures is meant to guide investment strategy, selecting investments that appropriately complement IDT internal endeavors. Second, Ventures must incubate a small portfolio of in-house, non-telecom businesses to financial viability, often working hand in hand with the Company's management team. Finally, Ventures is responsible for surveying the broader marketplace to enter and build businesses in those fields in which Ventures identifies opportunities for significant profitable growth and which, at the same time, add qualitatively to the range of businesses in the IDT portfolio.

   The IDT Approach

     By its very nature, the Ventures division represents a fusion of the analytical and the visionary. Its approach combines the far-sightedness necessary to evaluate and forecast the prospects of broad industries with an exacting attention to the levels of detail that fledgling businesses require. Our high-level executive development team draws on its substantial experience to identify existing yet overlooked opportunities, while at the same time anticipating and evaluating future demand for certain new technologies, products and services. In order to ensure proper management focus on each potential new business, we provide each venture with a dedicated management team, seeking individuals whose skill-sets and experience most closely match those needed for each particular venture.

     Ventures has adopted a very selective stance in seeking out companies to acquire and manage. Target companies must show potential of generating moderate annual returns within a short to medium period of time after being acquired. Ongoing cash requirements of these target companies must fall below a pre-set ceiling, and the business itself must fit comfortably into IDT's overall growth strategy. Currently, IDT Ventures (either through ownership or a management relationship on behalf of another IDT entity) comprises three existing IDT business areas, together with three business lines that IDT has newly acquired or entered. These include newly acquired Talk America Radio Network and a controlling interest in Net2Phone recently acquired in conjunction with AT&T

Corp. and Liberty Media Corp., an ambitious and burgeoning distribution venture with Union, CTM Brochure Display, IDT dedicated Internet & Web hosting, and 1-800-TOWTRUCK.

   Talk America Radio Network

     On October 17, 2001, IDT completed its acquisition of Sports Final Radio Network, Inc., a radio programming and syndication network doing business as Talk America Radio Network. This acquisition marks IDT's point of entry into the world of broadcast media, which Ventures has identified as a prime focus for its endeavors. Through Talk America Radio Network, Ventures intends to develop and market original radio programming content, as well as hire existing radio talent. IDT believes that the economic downturn will increasingly reflect itself in a reduction of advertising revenue, resulting in contraction in the radio industry. As owners of station clusters selectively weed stations from their portfolios or require additional capital, IDT believes that we will have the opportunity to acquire radio stations at highly economic prices.

   Net2Phone, Inc.

     On October 23, 2001, IDT entered into an agreement to lead a consortium in purchasing a controlling interest in Net2Phone, Inc., a Newark-based publicly traded company that routes voice calls over the Internet. The consortium includes AT&T Corp. and Liberty Media Corp., controls approximately 64% of the voting power of Net2Phone, and will be managed by IDT. As part of the agreement, IDT and AT&T contributed their shares of Net2Phone (approximately 10.0 million and 18.9 million shares, respectively) to a newly formed limited liability company (an "LLC"). Liberty Media then acquired a substantial portion of the LLC's units from AT&T.

     Net2Phone was originally formed by IDT in 1996, and functioned as a wholly-owned subsidiary of IDT until August 1999, when it completed an initial public offering. In December 1999, Net2Phone completed a secondary offering, subsequent to which IDT maintained a 56% voting interest in the company. In August 2000, we sold approximately 14.9 million shares of Net2Phone to AT&T Corp. for aggregate consideration of approximately $1.1 billion. As a result of the October 2001 transaction, IDT has, through the LLC, increased its stake in Net2Phone, Liberty Media has acquired an interest in Net2Phone, and AT&T still retains a significant interest.

     While Net2Phone has become the world's leading provider of Internet telephony products and services, its share price has fallen sharply since April 2000, mirroring the performance of the NASDAQ stock market over that time. IDT Ventures will contribute to redirecting the energies of Net2Phone and identifying avenues of business to raise profits.

   Product Marketing and Distribution Network

     IDT Ventures will attempt to build on the distribution network built by Union and the expertise amassed by IDT in marketing to the urban ethnic market in two ways. First, in partnership with Union, IDT will seek to join with other companies in distributing new products through Union's distribution network of an estimated 250,000 retailers. Second, IDT has assembled a select team of individuals with expertise in marketing products to the Hispanic community, and has begun working to directly market products and services to the Hispanic community.

   CTM Brochure Display

     With over 2,000 clients in over 25 states and provinces, CTM Brochure Display is the premier distributor of travel and entertainment brochures in the eastern United States. Brochures are distributed through over 8,000 display stands owned by CTM and located in hotels and public venues such as malls, bus stations, and airports. Ventures intends to continue to grow this IDT company and to foster its geographic expansion and the expansion of the services it provides through internal growth and selective acquisitions.

   IDT Dedicated Internet/Web Hosting

     IDT has long offered broadband internet connectivity and web hosting services to corporate customers. We believe that the current economic climate has severely depressed the values for web hosting concerns, and Ventures will seek to assist IDT Nevada Holdings, Inc. in acquiring several small web hosting operations with the goal of integrating them into our own infrastructure and operations.

   1-800-TOWTRUCK

     1-800-TOWTRUCK ("TowTruck") is both a motorist service that provides roadside assistance to stranded motorists, and a towing referral service to towing operators. We derive revenue from the towing operators, who pay to become the exclusive 1-800-TOW-TRUCK operator in their area, as well as from a revenue share of the towing fee.

     TowTruck generated motorist calls come from two streams. Advertising literature prompts individual motorists to dial 1-800-TOW-TRUCK directly; at the same time, TowTruck has agreements with several emergency assistance services, who are compensated for directing calls from stranded motorists to TowTruck. Ventures will continue to work with TowTruck in developing unique technical services and various proprietary technologies.

IDT Nevada Holdings, Inc. ("Nevada Holdings")

     IDT Nevada Holdings, Inc. guides and manages IDT's equity investments in other information technology ("IT") companies, and owns certain of the businesses which are managed by Ventures. Nevada Holdings goal is to identify opportunities in the telecommunications and Internet fields that can be exploited through the use of superior technology, and taking advantage of such opportunities through minority investments in other entities. In Fiscal 2001, Nevada Holdings pursued a strategy of buying distressed companies in the telecommunications sector in the hopes of capitalizing on the sale of their assets or with the intent of acting in an advisory capacity to redirect and strengthen the company's operations and fiscal outlook. In Fiscal 2001 Nevada Holdings purchased, among several minor investments, a significant minority stake in Teligent, Inc., a provider of broadband communications services. In May 2001, Teligent filed a voluntary bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code.

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

     Regulation of U.S. Domestic Telecommunications Services. In the U.S., provision of the Company's services is subject to the provisions of the Communications Act of 1934, as amended by the Telecommunications Act of 1996 (the "Act"), regulations promulgated thereunder, as well as the applicable laws and regulations of the various states administered by the relevant state authorities. The recent trend in the U.S., for both federal and state regulation of telecommunications service providers, has been in the direction of reducing regulation. Nonetheless, the FCC and relevant state authorities continue to regulate ownership of transmission facilities, provision of services and the terms and conditions under which the Company's services are provided. Non-dominant carriers, such as the Company, have generally been required by federal and state law and regulations to file tariffs listing the rates, terms and conditions for the services they provide.

     In October 1996, the FCC adopted an order (the "Detariffing Order") which eliminated the requirement that non-dominant interstate carriers such as the Company maintain tariffs on file with the FCC for domestic interstate services. After years of legal challenges, the Detariffing Order was upheld by the U.S. Court of Appeals for the D.C. Circuit and subsequently implemented by the FCC on July 31, 2001. In accordance with the Detariffing Order and the rules promulgated thereunder, the Company withdrew its FCC interstate interexchange service tariff on July 31, 2001 and placed its rates, terms and conditions for domestic interstate services on its website. The Company concurrently notified its subscribers of its compliance with the Detariffing Order. The detariffing of domestic interstate services poses additional risks for the Company because it will no longer have the benefit of the "filed rate doctrine." This doctrine enabled the Company to bind its customers to the terms and conditions of the tariff without having each customer sign a written contract and enabled the Company to change rates and services on one day's notice. Since the rates and terms of service are no longer tariffed, the Company may be subjected to increased risk of claims from customers involving terms of service and rates that could impact the Company's financial operations.

     In 1997, the FCC issued an order to implement the provisions of the Act relating to the preservation and advancement of universal telephone service (the "Universal Service Order"). The Universal Service Order requires all telecommunications carriers providing interstate telecommunications services to contribute to universal support by contributing to (i) a fund for schools and libraries, (ii) a fund for rural health care and (iii) a fund for the development of regions characterized by high telecommunications costs and low income levels (collectively, the "Universal Service Funds"). These contributions became due beginning in 1998 for all providers of interstate telecommunications services. Such contributions are assessed based on certain interstate and international end user telecommunications revenues, which are calculated by the

Company in accordance with the legislative rules adopted by the FCC. Contribution factors vary quarterly, and carriers, including the Company, are billed each month. In addition, many state regulatory agencies have instituted proceedings to revise state universal support mechanisms to make them consistent with the requirements of the Act. As a result, the Company will be subject to state, as well as federal, universal service fund contribution requirements, which will vary from state to state. The amounts remitted to the Universal Service Fund may be billed to the Company's customers. If the Company does not bill these amounts to its customers, its profit margins may be less than if it had elected to do so. However, if the Company elects to bill these amounts to its customers, customers may reduce their use of the Company's services, or elect to use the services provided by the Company's competitors, which may have a material adverse effect upon the Company's business, financial condition, or results of operations.

     Over the past year, the FCC has increased the Universal Service Fund contribution percentage from 5.6688% in the fourth quarter of 2000 to 6.9187% for the fourth quarter of 2001. In addition, over the past year, the FCC has made several rule changes that affect the Company's contribution to the Universal Service Fund. As a result of these changes, the increases to the contribution percentage, and an increase in the Company's revenue the Company's Universal Service Fund payments have increased.

     In May 2001, the FCC proposed several changes to its Universal Service
Fund regulations that, if adopted, would alter the basis on which the Company's Universal Service Fund contributions are determined and the ability and means by which such contributions may be recovered from the Company's customers. Also in May 2001, the United States Court of Appeals for the Fifth Circuit, ruling on a petition for review of a November 1999 FCC decision, held that the FCC cannot allow any incumbent local telephone company to recover universal service costs implicitly in access charges. Reconsideration petitions pending at the FCC seek retroactive treatment for implementation of this decision. In July 2001, the United States Court of Appeals for the Tenth Circuit remanded to the FCC an order that provided high cost support for rural high cost areas. Depending on the resolution of these rural issues, the Federal Universal Service Program could grow substantially. The Commission has not yet acted on these proposals and it is not clear whether the FCC will adopt any of these proposals. However, if the FCC were to do so, the changes could limit the Company's ability to recover its Universal Service Fund expenses from its customers, thereby having a material adverse effect upon the Company.

     Based on the foregoing, the application and effect of the Universal Service Fund requirements (and comparable state contribution requirements) on the telecommunications industry generally and on certain of the Company's business activities cannot be definitively ascertained at this time.

     The FCC has approved Verizon's Section 271 applications for authority to provide interLATA interexchange service to customers in New York, Massachusetts, Pennsylvania and Connecticut and SBC's Section 271 applications to provide interLATA interexchange service to customers in Texas, Kansas and Oklahoma. Because the FCC has approved these Section 271 applications, interexchange carriers, such as the Company, will be subjected to increased competition from these companies in the New York, Massachusetts, Pennsylvania, Connecticut, Texas, Kansas and Oklahoma markets for interexchange services. As a result, the Company may face increased pressure to reduce its rates for interexchange services that may have an adverse impact on the Company's revenues.

     SBC recently filed Section 271 applications to provide interLATA interexchange services in Missouri and Arkansas and Bell South recently filed a
Section 271 application to provide interLATA interexchange service in Georgia and Louisiana. Verizon, SBC, Qwest, and Bell South have announced that they intend to file Section 271 applications in additional states, which if granted, would further increase competition in the provision of interexchange services and result in downward price pressures for such services in these states. In addition, legislation has been introduced in Congress that would have the effect of allowing Verizon, SBC, BellSouth and Qwest to offer in-region long distance services without satisfying Section 271 of the Act. If signed into law, this would further increase competition in the provision of data services, placing increased pressure on the Company to reduce its rates for data services and could potentially have an adverse impact on the Company's revenues.

     The Company's costs of providing long distance services will be affected by changes in access charge rates imposed by regional bell operating companies on long distance carriers for origination and termination of calls over the local facilities. The FCC has made major changes in the interstate access charge structure. On May 31, 2000, the FCC issued an Order adopting the access charge reform measures based on a proposal from an industry coalition referred to as CALLS that included some major interexchange carriers, most regional bell operating companies, and GTE. This proposal lowers collective interstate access charges by local exchange carriers subject to price cap regulation by $3.2 billion and ends certain charges paid by interexchange carriers. As part of the proposal, AT&T and Sprint agreed to pass through access charge savings to customers. The Order, which was largely upheld by the U.S. Court of Appeals for the Fifth Circuit, will reduce access charges for interexchange carriers and the Company may face increased competition to lower its prices for long distance services.

     The Company's costs of providing long distance services are also affected by changes in access charge rates imposed by competitive local exchange carriers. On April 27, 2001, the FCC released an order lowering the rates CLECs can charge long distance carriers for origination and termination of calls over the local facilities. Under the Order, these rates will be further reduced in the future. As a result of the Order, access charges will decrease for interexchange carriers and the Company may face increased competition to lower its prices for long distance services. Since the rates and terms of service are no longer tariffed, the Company may be subjected to increased risk of claims from customers involving terms of service and rates that could impact the Company's financial operations.

     In addition to regulation by the FCC, the majority of the states require the Company to register or apply for certification prior to initiating intrastate interexchange telecommunications services. To date, the Company, together with its subsidiaries, is authorized through certification, registration or on a deregulated basis to provide intrastate interexchange telecommunications services in 50 states. The Company is subject to the obligations that applicable state law places on all similarly certificated carriers including the filing of tariffs, regulations of service offerings, pricing, payment of regulatory fees and reporting requirements. State issued certificates of authority to provide intrastate interexchange telecommunications services can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of the state regulatory authorities. Fines and other penalties also may be imposed for such violations. As a provider of presubscribed intra- and interstate toll services, the Company is subject to federal and state laws prohibiting "slamming," which occurs when a telecommunications service provider switches a subscriber's presubscribed carrier without authorization or not in conformance with applicable law. Although the Company attempts to diligently comply with all such laws and regulations and has procedures in place to prevent "slamming," if violations of such laws and regulations occur, the Company could become subject to significant fines and penalties, legal fees and costs, and its business reputation could be harmed.

     U.S. Regulation of International Telecommunications Services. In the United States, to the extent that the Company offers services as a carrier, the Company is required to obtain authority under Section 214 of the Act, in order to provide telecommunications service that originates within the U.S. and terminates outside the United States. The Company has obtained the required
Section 214 authorization from the FCC to provide U.S. international service. In addition, as a condition of the Company's Section 214 authorization, the Company is subject to various reporting and filing requirements. Failure to comply with the FCC's rules could result in fines, penalties, forfeitures or revocation of the Company's FCC authorization, each of which could have a material adverse effect on our business, financial condition, and results of operation.

     In the past, the provision of international telecommunications service required the filing of an International Interexchange Service Tariff with the FCC. In March 2001, the FCC adopted its International Detariffing Order, mandating that non-dominant carriers, such as the Company, remove their International Interexchange Service Tariffs from the FCC by no later than January 28, 2002. Concurrent with its July 31, 2001 removal of its Domestic Interexchange Service Tariff, the Company removed its International Exchange Service Tariff. Since that time, the Company has made its international interexchange rates and terms of service available to the public, as required by the FCC's regulations. Since the rates and terms of international interexchange service are no longer tariffed, the Company may be subjected to increased risk of claims from customers involving terms of service and rates that could impact the Company's financial operations.

     The Company must conduct its U.S. international business in compliance with the FCC's International Settlements Policy, the rules that establish the parameters by which U.S.-based carriers and their foreign correspondents settle the cost of terminating each other's traffic over their respective networks. Under the FCC's International Settlements Policy, absent approval from the FCC, international telecommunications service agreements with dominant foreign carriers must be non-discriminatory, provide for settlement rates usually equal to one-half of the accounting rate, and require proportionate share of return traffic.

     In recent rule reforms, the FCC expressly exempted from the International Settlements Policy rules, U.S. carrier arrangements with non-dominant foreign carriers as well as arrangements with any foreign carrier (dominant or non-dominant) on certain competitive routes where at least 50% of U.S.-billed traffic is terminated at settlement rates at least 25% below the FCC's applicable benchmark settlement rates. These routes currently include: Canada, Denmark, France, Germany, Hong Kong, Ireland, Italy, Monaco, the Netherlands, Norway, Saudi Arabia, Sweden and the United Kingdom. For arrangements that will continue to be subject to the International Settlements Policy, the FCC imposes mandatory settlement rate benchmarks. These benchmarks are intended to reduce the rates that U.S. carriers pay foreign carriers to terminate traffic in their home countries. The FCC also prohibits a U.S. carrier affiliated with a foreign carrier from providing facilities-based switched or private line services to the foreign carrier's home market unless and until the foreign carrier has implemented a settlement rate at or below the relevant benchmark. Certain confidential filing requirements still apply to dominant carrier arrangements.

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

     The FCC has removed the International Settlements Policy for telecommunications traffic sent to 56 countries, representing 46% of all U.S. international traffic. To the extent that the International Settlements Policy still applies, however, the FCC could find that the Company does not meet certain International Settlements Policy requirements with respect to certain of our foreign carrier agreements. Although the FCC generally has not issued penalties in this area, it has issued a Notice of Apparent Liability to a U.S. company for violations of the International Settlements Policy and it could, among other things, issue a cease and desist order, impose fines or allow the collection of damages if it finds that we are not in compliance with the International Settlements Policy. Any of these events could have a material adverse effect on the Company's business, financial condition, or results of operation.

     The Company offers its callback services pursuant to its Section 214 Authorization. The FCC has determined that callback services that use uncompleted call signaling do not violate U.S. or international law, but that U.S. companies providing such services must comply with the laws of the countries in which they operate as a condition of such companies' Section 214 Authorizations. The FCC reserves the right to condition, modify or revoke any
Section 214 Authorizations and impose fines for violations of the Act or the FCC's regulations, rules or policies promulgated thereunder, or for violations of the clear and explicit telecommunications laws of other countries that are unable to enforce their laws against callback services using uncompleted call signaling. FCC policy provides that foreign governments that satisfy certain conditions may request FCC assistance in enforcing their laws against callback providers based in the U.S. that are violating the laws of these jurisdictions. Thirty-six countries have formally notified the FCC that callback services violate their laws. The FCC has held that it would consider enforcement action against companies based in the U.S. engaged in callback services by means of uncompleted call signaling in countries where this activity is expressly prohibited. In fact, the FCC granted a complaint by the Philippines Long Distance Telephone Company and required U.S. carriers to stop providing callback services to customers in the Philippines. A petition filed by the Telecommunications Resellers Association in 1998 requesting that the FCC cease enforcing foreign laws against callback services is still pending. There can be no assurance that the FCC will not take further action in the future. Enforcement action could include an order to cease providing callback services in such country, the imposition of one or more restrictions on the Company, monetary fines or, in extreme circumstances, the revocation of the Company's
Section 214 Authorization, and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     In addition to the foregoing regulations, the European Union has adopted the Interconnection Directive and the Licensing Directive that attempt to harmonize telecommunications regulations among the Member States. The Interconnection Directive provides that ITOs are obliged to interconnect with requesting operators, and to enter into interconnection arrangements on transparent, objective and non-discriminatory terms. Disputes over interconnection rates, terms and conditions have arisen in several Member States, and there can be no guarantee that they will be resolved in a manner that will not have a material adverse effect on the Company's operations in Europe. In addition, the Licensing Directive provides for the establishment of a national regulatory authority independent of the ITO in each Member State, and provides that Member States may reject applications for licenses only upon certain narrowly-defined grounds. The Interconnection Directive and the Licensing Directive are currently under review. Under the pending legislative proposals, these Directives might no longer differentiate between Voice and Data services. Consequently, the Company could be required to apply for additional individual licenses or general authorizations in the individual Member States. It may also become necessary for the Company to provide certain interconnection services to other carriers, to provide for interception by state authorities, and to pay into universal service funds pursuant to national law.

     In connection with the growth of its European operations, the Company has obtained a number of licenses to provide telecommunications services in Europe. Through its U.K. subsidiary, IDT Global Limited ("IDT Global"), the Company has obtained a license to provide international simple voice resale services in the U.K., and a license to operate domestic and international telecommunications facilities in the U.K. IDT Global has also obtained a license to provide voice telephony services in Frankfurt, Germany. In addition, through its Dutch holding subsidiary, IDT Europe BV, the Company has obtained a General Telecommunications License in Ireland. In February 1999, the Company acquired Orion Telekom BV, a Netherlands based provider of telecommunications services. Included in the purchase was Orion's Netherlands voice license. Orion, (now known as IDT Netherlands BV) is a wholly-owned subsidiary of IDT Europe BV, a wholly-owned subsidiary of the Company. In Austria, a voice license has been obtained for Strategic Telecommunications Belgium.

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

     The European Union has adopted the final version of Directive [2000/--/EC] governing electronic commerce. The directive covers "Information Society services" or "any service normally provided for remuneration, at a distance, by electronic means and at the individual request of a recipient of services," between the Member States. Information Society services generally include both business-to-business services and business-to-consumer service. The directive establishes a general e-commerce legal framework covering service provider authorizations, commercial communications, electronic contracts, the liability of intermediary service providers, codes of conduct, out-of-court dispute settlements, court actions and cooperation between Member States. Increased regulation of the Internet or of transaction facilitation via the Internet by the European Union could have a material adverse effect on our business, financial condition, operating results and future prospects.

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

     The Act contained provisions imposing criminal liability on: (1) persons sending or displaying indecent material on an interactive computer service such as the Internet in a manner available to minors and (2) entities knowingly permitting facilities under their control to be used for such activities. These provisions were held to be unconstitutional by the U.S. Supreme Court in 1997. In 1998, Congress passed the Child Online Protection Act ("COPA") which imposes criminal liability and civil liability on any person who by means of the World Wide Web, makes any communication for commercial purposes available to minors that includes material that is harmful to minors. COPA was enacted to prevent minors' access to indecent material on the Internet by criminalizing certain communications to minors and imposing a "filtering" requirement on Internet service providers ("ISPs"). The sections of COPA that impose criminal and civil liability for the dissemination of harmful material to minors have been stayed by the U.S. District Court for the Eastern District of Pennsylvania pending a trial on their constitutionality. On June 22, 2000, this stay was upheld on appeal by the U.S. Court of Appeals for the Third Circuit. However, the "filtering" requirement in COPA has not been stayed, and ISPs must notify users of existing measures (e.g. hardware, software, and filtering devices) that may assist the users in limiting minors' access to harmful material. Subsequent enforcement of the liability provisions of COPA restricting minors' access to harmful material may chill the development of Internet content or have other adverse effects on ISPs such as the Company. In addition, in light of the uncertainty attached to the enforcement of the law, there can be no assurances that the Company would not have to modify its operations to comply with COPA, including, among other things, prohibiting users from maintaining home pages on the Web that contain material deemed harmful to minors.

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

     We own numerous trademark and service mark registrations in the United States and abroad. The Company also has applications pending for the registration of service marks relating to its various operations. In addition, we have filed patents in the US and internationally and plan to file other patent applications in the future.

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

     From time to time the Company may be subject to claims and legal proceedings from third parties in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights. Even if our products and processes are ultimately held not to infringe a third parties' intellectual property rights, the claims can be time-consuming and costly to defend, and may divert management's attention and resources away from our business. Such claims might also result in a preliminary injunction against us, and, if held to be meritorious, may result in a permanent injunction and the imposition of damages. Claims of intellectual property infringement might also require us to enter into costly license agreements. If we cannot or do not license the allegedly infringed rights or substitute concededly non-infringing rights from another source, our business could suffer. Thus, there can be no assurances that the terms of any such claims, legal proceedings and/or license agreements would not have a material adverse effect on the Company 's business, operating results and financial condition.

International Sales

     In Fiscal 1999, 2000, and 2001, revenue from customers located outside of the United States accounted for approximately 13%, 17% and 16% of our total revenues, respectively. See Note 9 of the Notes to the Company's Consolidated Financial Statements. We anticipate that revenues from international customers will continue to account for a significant percentage of our total revenues.

Employees

     As of October 1, 2001, IDT and its subsidiaries had a total of approximately 1,660 employees, including 475 in technical support and customer service, 122 in sales and marketing, 290 in technical staff, 184 in general operations and 113 in management and finance. We also had a total of 150 employees in Europe. Union Telecard Alliance, LLC, in which we have a 51% interest, employed 61 persons.

     We believe that our relations with our employees are good. None of our employees is represented by a labor union or covered by a collective bargaining agreement, and we have never experienced a work stoppage.

Item 2.    PROPERTIES.

     In a strategic move intended to expand our operations as well as maximize our presence in the rapidly developing metropolitan area of Newark, IDT headquarters are now located in downtown Newark, New Jersey. Prior to November

1999, IDT's headquarters were located in Hackensack, New Jersey. IDT entered into a twenty year lease with 520 Broad Street Associates L.L.C. for facilities amounting to approximately 484,000 square feet. IDT's headquarters house its executive offices, administrative, finance and marketing functions, carrier and customer service departments and its various developing operations.

     We continue to occupy facilities in one building located in Hackensack, New Jersey, pursuant to a lease which expires on April 30, 2002, and we also lease additional office space in a separate building also located in Hackensack, New Jersey.

     IDT additionally occupies approximately 12,000 square feet in Newark, New Jersey and approximately 6,000 square feet of space in Los Angeles, California, both primarily to house telecommunications equipment. In addition, IDT leases space (typically less than 500 square feet) in various other geographic locations to house the telecommunications equipment for each of its POPs.

     225 Old NB Road, Inc., a wholly owned subsidiary of IDT, purchased the building located at 225 Old New Brunswick Road located in Piscataway, New Jersey, and IDT and its wholly owned subsidiary, InterExchange presently occupy approximately 48,295 square feet of the 65,295 square feet in the building. The balance of the building is sublet to third parties.

     Union Telecard Alliance, our 51% owned subsidiary, occupies approximately 4,000 square feet of space in Queens, New York, pursuant to a ten year sublease agreement and approximately 19,986 square feet in West Hempstead, New York pursuant to a five year lease.

     In support of our international expansion efforts, we maintain our European headquarters in London, England. We also maintain various international office locations and telecommunications facilities, in Buenos Aires, Argentina; London, England; Paris, France; Frankfurt, Germany; Rotterdam, Holland; Dublin, Ireland; Milan, Italy; Moscow, Russia; Madrid, Spain; Lerum, Sweden; San Juan, Puerto Rico; and Santa Fe Colony, Mexico.

Item 3.    LEGAL PROCEEDINGS.

     On February 15, 2000, Multi-Tech Systems, Inc. filed suit against Net2Phone, Inc. and other companies in the United States Federal District Court in Minneapolis, Minnesota. In its press release, Multi-Tech stated that "the defendant companies are infringing because they are providing the end users with the software necessary to simultaneously transmit voice and data on their computers in the form of making a phone call over the Internet." Net2Phone has defended the lawsuit vigorously. Net2Phone has filed an answer and discovery has now been completed. Trial of this matter is tentatively scheduled for August 1, 2002. In the interim, it is likely that various motions will be filed to limit the scope of the plaintiff's claims or to dismiss the action in its entirety. Net2Phone believes that the Multi-Tech claims are without merit. However, should a judge issue an injunction against Net2Phone requiring that they cease distributing Multi-Tech's software or providing Multi-Tech's software-based services, such an injunction could have a material adverse effect on Net2Phone's business operations, financial condition, results of operations and cash flows.

     IDT filed a Complaint with the United States District Court for the District of New Jersey on January 29, 2001, against Telefonica S.A., Terra Networks, S.A., Terra Networks, U.S.A., Inc. and Lycos, Inc. The complaint asserts claims against the defendants for, among other things, breaches of various contracts, breach of fiduciary duty, securities violations, fraudulent misrepresentation, negligent misrepresentation, fraudulent concealment and tortious interference with prospective economic advantage. The defendants have been served with the complaint. IDT has filed an amended complaint and the defendants have filed an answer to the amended complaint. Terra Networks, S.A., has filed a Counterclaim for breach of contract alleging that IDT was required to pay to Terra Networks, S.A. $3,000,000, and that IDT has allegedly failed to do so. The Defendants have filed a Motion to Dismiss the Complaint. On September 14, 2001, the Court issued an Order: (a) permitting IDT to take discovery relevant to the subject of whether Telefonica is subject to personal jurisdiction, (b) denying Telefonica's motion to dismiss for lack of personal jurisdiction without prejudice to Telefonica's right to renew the motion upon the completion of jurisdictional discovery, and (c) carrying on the calendar defendants' motion to dismiss on non-jurisdictional grounds pending the completion of jurisdictional discovery.

     On May 25, 2001, IDT filed a Statement of Claim with the American Arbitration Association naming Telefonica Internacional, S.A. ("Telefonica") as the Respondent. The Statement of Claim asserts that IDT and Telefonica entered into a Memorandum of Understanding ("MOU") that involved, among other things, the construction and operation of a submarine cable network around South America ("SAm-I"). IDT is claiming, among other things, that Telefonica breached the MOU by: (1) failing to negotiate SAm-I agreements; (2) refusing to comply with the equity provisions of the MOU; (3) refusing to sell capacity and back-haul capacity pursuant to the MOU; and (4) failing to follow through on the joint venture. In addition to IDT's request that Telefonica comply with the terms of the MOU, IDT is alleging that it has been damaged in amounts not less than: (1) $1.15 billion for claim number 1 above; (2) $1.15 billion for claim number 2 above; (3) $100 million for claim number 3 above; and (4) $750 million for claim number 4 above. Telefonica has responded to IDT's Statement of Claims and has filed a Statement of Counterclaim which alleges, inter alia: (1) Fraud in the Inducement; (2) Tortious Interference with Prospective Business Relations; (3) Breach of the Obligations of Good Faith and Fair Dealing; and (4) Declaratory and Injunctive Relief. This action is currently in the early stages of discovery.

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

     None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                 PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

     Our Common Stock was quoted on the NASDAQ National Market under the symbol "IDTC" from March 15, 1996, the date of our initial public offering, through February 25, 2001. On February 26, 2001, the Company listed its shares of Common Stock for trading on the New York Stock Exchange under the symbol "IDT". In May 2001, the Board of Directors declared a stock dividend of one share of Class B Common Stock for every one share of Common Stock, Class A Common Stock and Class B Common Stock (the "Class B Dividend"). The shares of IDT's Class B Common Stock are entitled to one-tenth of a vote per share. IDT distributed the dividend shares on May 31, 2001 and the Class B Common Stock commenced trading on the New York Stock Exchange, Inc. on June 1, 2001 under the symbol "IDTB". The table below sets forth the high and low sales prices for the Common Stock
(IDT) as reported by the NASDAQ National Market and the New York Stock Exchange (adjusted to reflect the Class B Dividend for periods prior to May 31, 2001) for the fiscal periods indicated.

                                                             High        Low
                                                             ----        ---
Fiscal Year ended July 31, 2000
First Quarter...........................................   $16.25     $ 6.75
Second Quarter..........................................    13.50       9.25
Third Quarter...........................................    22.50      10.095
Fourth Quarter..........................................    20.50      13.53

Fiscal Year ended July 31, 2001
First Quarter...........................................   $21.50     $14.315
Second Quarter..........................................    17.75       9.25
Third Quarter...........................................    12.00       8.625
Fourth Quarter (through May 31, 2001)...................    14.125     10.825
Fourth Quarter (June 1, 2001 to July 31, 2001)..........     7.73       5.5

     The table below sets forth the high and low sales prices for the Class B Common Stock (IDTB) as reported by the New York Stock Exchange for the fiscal periods indicated.

                                                             High        Low
                                                             ----        ---
Fiscal Year ended July 31, 2001
Fourth Quarter (June 1, 2001 to July 31, 2001).........    $13.62      $10.00

     On October 26, 2001, the last sale price reported on the New York Stock Exchange for the Common Stock was $11.50 per share and for the Class B Common Stock was $9.35 per share. On the same date, there were approximately 354 holders of record of the Common Stock and approximately 353 holders of record of the Class B Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on October 26, 2001, was approximately $264,078,996.50 million and based on the closing price of the Class B Common Stock on October 26, 2001, was approximately $240,978,400.80 million. Shares of Common Stock and Class B Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock and Class B Common Stock (assuming conversion of the Company's outstanding Class A Common Stock into Common Stock) have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Aside from the Class B Dividend, we have never declared or paid any cash dividends on our Common Stock or Class B Common Stock and do not expect to pay dividends for the foreseeable future. Our current policy is to retain all of our earnings to finance future growth. Any future declaration of dividends will be subject to the discretion of the Board of Directors of the Company.

Item 6.    SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below for each of the five years in the period ended July 31, 2001 has been derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, independent auditors. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other financial information appearing elsewhere in this Report.


                                                                                  Year Ended July 31
                                                     -----------------------------------------------------------------------
                                                         1997            1998         1999           2000           2001
                                                     -----------    -----------    -----------    -----------    -----------
                                                                          (in thousands, except per share data)
Statement of Operations Data:
  Revenues:
    Retail .......................................   $    35,283    $   137,159    $   395,542    $   502,512    $   816,384
    Wholesale ....................................        64,654        166,705        289,030        520,518        388,120
    Internet .....................................        32,895         20,001         16,934         13,168          9,876
    Internet Telephony ...........................         2,355         11,508         30,678         56,075           --
    Ventures .....................................          --             --             --            1,639         16,570
                                                     -----------    -----------    -----------    -----------    -----------
        Total revenues ...........................       135,187        335,373        732,184      1,093,912      1,230,950
  Costs and expenses:
    Direct cost of revenues ......................        92,214        240,860        575,050        918,257      1,066,845
    Selling, general and administrative ..........        41,545         61,975        128,500        343,702        337,107
    Acquired research and development ............          --           17,900           --             --             --
    Depreciation and amortization ................         4,873         13,810         36,360         48,564         60,351
    Impairment Charges ...........................          --             --             --             --          199,357
                                                     -----------    -----------    -----------    -----------    -----------
        Total costs and expenses .................       138,632        334,545        739,910      1,310,523      1,663,660
    Income (loss) from operations ................        (3,445)           828         (7,726)      (216,611)      (432,710)
    Other, net(1) ................................          (392)          (425)        (6,533)       606,528      1,180,190
    Income tax provision (benefit) ...............          --           (2,524)         7,253        218,403        209,395
    Minority interests ...........................          --            3,896         (3,308)       (59,336)         5,726
                                                     -----------    -----------    -----------    -----------    -----------
Net income (loss) ................................        (3,837)          (969)       (18,204)       230,850        532,359
Subsidiary redeemable preferred stock dividends ..          --             --           26,297           --             --
                                                     -----------    -----------    -----------    -----------    -----------
Net income (loss) available to common stockholders   $    (3,837)   $      (969)   $   (44,501)   $   230,850    $   532,359
                                                     ===========    ===========    ===========    ===========    ===========
Net income (loss) per share-basic(2) .............   $     (0.09)   $     (0.02)   $     (0.66)   $      3.30    $      7.79
                                                     ===========    ===========    ===========    ===========    ===========
Weighted average number of shares used in
  calculation of net loss per share-basic(2) .....        42,306         57,142         67,060         69,933         68,301
                                                     ===========    ===========    ===========    ===========    ===========
Net income (loss) per share-diluted(2) ...........   $     (0.09)   $     (0.02)   $     (0.66)   $      3.07    $      7.12
                                                     ===========    ===========    ===========    ===========    ===========
Weighted average number of shares used in
  calculation of net loss per share-diluted(2) ...        42,306         57,142         67,060         75,239         74,786
                                                     ===========    ===========    ===========    ===========    ===========
Balance Sheet Data:
  Cash and cash equivalents ......................   $     7,674    $   115,284    $    52,903    $   162,879    $ 1,091,071
  Working capital ................................         4,887        166,381        179,415        347,930        915,393
  Total assets ...................................        58,537        461,240        559,871      1,219,055      1,881,338
  Long-term debt .................................         5,241        101,834        112,973         12,174            380
  Total stockholders' equity .....................        25,259        282,792        276,329        468,188      1,075,985

----------
(1) For Fiscal 1998, Fiscal 1999 and Fiscal 2000 includes extraordinary losses on retirement of debt, net of income taxes, of $132, $3,270 and $2,976, respectively.
(2) All references to the number of common shares and per common share amounts have been restated to give retroactive effect to the May 4, 2001 stock dividend for all periods presented.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

   General

     IDT Corporation ("IDT") is a leading facilities-based emerging multinational carrier that provides a broad range of telecommunications services to retail and wholesale customers worldwide. We have grown considerably in recent years, generating revenues of $732.2 million, $1,093.9 million and $1,230.9 million in Fiscal 1999, Fiscal 2000 and Fiscal 2001, respectively. During Fiscal 2001, we concluded a restructuring that transformed IDT Corporation into a holding company, with operations conducted through two main subsidiaries: IDT Telecom, Inc. and IDT Ventures, Inc.

     IDT's telecommunications services, conducted by its IDT Telecom, Inc. subsidiary, consist of retail services, including prepaid and rechargeable calling cards and domestic long distance services, as well as wholesale carrier services. IDT delivers its telecommunications services over a high-quality network consisting of over 150 switches in the U.S. and Europe and owned and leased capacity on 14 undersea fiber-optic cables, connecting our U.S. facilities with our international facilities and with the facilities of our foreign partners in Europe, Latin America and Asia. We monitor our network 24 hours a day, seven days a week through an automated network operations center. In addition, we obtain transmission capacity from other carriers. We deliver our international traffic worldwide pursuant to our agreements with U.S.-based carriers, 19 of the top 25 global carriers, and more than 20 of the companies that are primarily responsible for providing telecommunications services in particular countries (commonly referred to as "Post, Telephone and Telegraphs," or "PTTs").

     IDT offers retail long distance services to over 300,000 individual and business customers in the U.S. and worldwide. In addition, as of October 1, 2001, we had approximately 185 wholesale customers located in the U.S. and Europe. Minutes of use for our telecommunications business have grown from 2.78 billion minutes in Fiscal 1999 to 4.25 billion minutes in Fiscal 2000 to 7.05 billion minutes in Fiscal 2001.

   Revenues

     We have focused our marketing efforts on developing and increasing our retail businesses and expanding the scope of the wholesale services we offer to other carriers. During Fiscal 2001, we continued to grow our telecommunications businesses, with a greater emphasis on our retail calling card operations. As a result of these developments, our revenues from telecommunications operations increased from $1,023.0 million during Fiscal 2000 to $1,204.5 million during Fiscal 2001. Telecommunications revenues as a percentage of total revenues were 97.9% in Fiscal 2001, up from 93.5% in Fiscal 2000. Revenues from our telecommunications operations are derived primarily from the following activities:

     o    retail telecommunications services, including:

          o    domestic and international prepaid calling cards

          o    rechargeable and private label calling cards

          o    domestic long distance services to individuals and businesses

     o wholesale telecommunications services, provided to other long distance carriers

     We generate revenues from the sale of our prepaid calling cards to distributors, selling them to distributors at a discount to their face values of different denominations, and recording the sales as deferred revenues until the card user utilizes the calling time.

     In recent years, we have placed increased emphasis on our international telecommunications operations and less emphasis on our Internet businesses. In addition, in Fiscal 2000, we began to develop several Ventures businesses; these development activities continued in Fiscal 2001.

   Concentration of Customers

     Our most significant customers consist of other long distance carriers to whom we provide wholesale telecommunications services. While they may vary from quarter to quarter, our five largest customers accounted for 10.9% of revenues in Fiscal 1999, 18.8% of revenues in Fiscal 2000 and 12.7% of revenues in Fiscal 2001. This concentration of revenues increases the risk of nonpayment by customers. Other carriers have experienced significant write-offs related to the provision of wholesale telecommunications services, in situations where large customers failed to pay their outstanding balances. This risk, in general, was more acute for participants in the emerging telecommunications industry, as several customers declared bankruptcy, or faced financial difficulties, posing increased credit risks. We perform ongoing credit evaluations of our customers, but we generally do not require collateral to support accounts receivable from our customers. In light of the deteriorating credit quality of some of our customers, however, we have begun to impose stricter credit restrictions on some customers.

   Costs and Expenses

     Direct cost of revenues for our telecommunications services include costs associated with the transmission and termination of international and domestic long distance services. Historically, this expense has primarily been variable, based upon minutes of use, and consists mainly of payments to other long distance carriers. To a lesser extent, we incur direct costs which are fixed for a range of minutes of use, including customer/carrier interconnect charges, leased fiber circuit charges and switch facility costs.

     We operate a growing facilities-based telecommunications network consisting of over 150 switches in the U.S. and Europe, as well as owned and leased transmission capacity on 14 undersea fiber optic cables connecting our U.S. facilities with our international facilities, and with the facilities of our foreign partners in Europe, Latin America and Asia. We also obtain transmission capacity on a per-minute basis from other carriers. We have traditionally followed a disciplined strategy of establishing significant traffic volumes prior to investing in fixed-cost facilities. As we expand our network and traffic volumes, the cost of revenues will increasingly consist of fixed costs associated with leased and owned lines, as well as costs arising from the ownership and maintenance of our switches. The fixed nature of these costs may lead to larger fluctuations in gross margins, depending on the minutes of traffic and associated revenues we generate. We also expect that these factors will cause the direct cost of revenues to decline as a percentage of revenues over time. However, in the short term, we anticipate that the improvements in gross margins resulting from an expansion in our network will be somewhat offset by pricing pressure caused by intense competition. Even after prices begin to stabilize, we anticipate that industrywide gross margins, and those for our businesses in particular, will remain at levels below those of recent fiscal years.

     Selling expenses consist primarily of sales commissions paid to internal salespersons and advertising costs, which are the primary costs associated with the acquisition of customers. General and administrative expenses include salaries, benefits, professional fees and other corporate overhead costs. These costs have increased in recent fiscal years due to the development and expansion of our operations and corporate infrastructure. As we continue to expand both the scale and geographic scope of our telecommunications activities, and continue to incur expenditures related to new business ventures that are beyond the scope of our existing core businesses, we anticipate that selling, general and administrative expenses will continue to increase.

     Our Internet and Ventures revenues are generally associated with higher selling, general and administrative expenses than are our telecommunications revenues. Within our telecommunications operations, retail revenues generally have higher selling, general and administrative expenses than have our wholesale sales of telecommunications services. Within our group of retail telecommunications businesses, revenues from our domestic long distance business are generally associated with much higher selling, general and administrative expenses than are our revenues from calling card sales. Despite the expected de-emphasis on Internet revenues going forward, as we develop our Ventures businesses, we expect to incur - in the short and intermediate term - selling, general and administrative expenses that are much higher, in terms of percentage of revenues than those incurred by our telecommunications businesses. With domestic long distance expected to account for a larger proportion of overall telecommunications revenues, and with Ventures businesses expected to exhibit faster revenue growth than will our telecommunications businesses, we anticipate that our selling, general and administrative expenses will increase as a percentage of total revenues.

   Capital Markets Activities

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

   Subsequent Events

     On October 23, 2001, IDT entered into an agreement to lead a consortium that would concentrate ownership of approximately 50% (64% of the voting power) of Net2Phone. The consortium consists of IDT, Liberty Media Corporation ("Liberty"), and AT&T, resulting in significant economic stakes in Net2Phone for all three parties. As part of the agreement, IDT and AT&T contributed their shares of Net2Phone (approximately 10.0 million and 18.9 million shares, respectively) to a newly formed Limited Liability Company (LLC). Liberty then acquired a substantial portion of the LLC's units from AT&T, while IDT increased its stake and AT&T retained a significant interest. The LLC now holds an aggregate of 28.9 million shares of Net2Phone's Class A common stock. IDT holds the controlling membership interest in the LLC and will be the managing member of the LLC.

Results of Operations

     The following table sets forth the percentage of revenues represented by certain items in our statement of operations (revenues and costs and expenses are presented net of intercompany transactions):

                                                                                        Year Ended July 31,
                                                                                    1999       2000       2001
                                                                                   -----      -----      -----
Revenues:
    Retail ..................................................................       54.0       45.9       66.3
    Wholesale ...............................................................       39.5       47.6       31.6
    Internet ................................................................        2.3        1.2        0.8
    Net2Phone ...............................................................        4.2        5.1        0.0
    Ventures ................................................................        0.0        0.2        1.3
                                                                                   -----      -----      -----
                                                                                   100.0%     100.0%     100.0%
Costs and expenses:
    Direct cost of revenues .................................................       78.5       83.9       86.7
    Selling, general and administrative .....................................       17.6       31.4       27.4
    Depreciation and amortization ...........................................        5.0        4.4        4.9
    Impairment Charges ......................................................        0.0        0.0       16.2
                                                                                   -----      -----      -----
         Total costs and expenses ...........................................      101.1      119.7      135.2
                                                                                   -----      -----      -----
Loss from operations ........................................................       (1.1)     (19.8)     (35.2)
Interest and Other (net) ....................................................       (0.4)      55.7       95.6
                                                                                   -----      -----      -----
Income (loss) before income taxes, minority interests and extraordinary items       (1.5)      35.9       60.7
                                                                                   =====      =====      =====


Accounting Treatment of Net2Phone

     On August 11, 2000, we completed the sale of 14.9 million of our shares of Net2Phone Class A Common Stock to AT&T for $75 per share. Upon completing this transaction, our ownership interest in Net2Phone was reduced to approximately
10.0 million shares of Class A Common Stock, representing approximately a 16% ownership interest and a 21% voting interest. Consequently, beginning with the first quarter of Fiscal 2001, we are no longer consolidating Net2Phone's results. Instead, we are using the equity method to account for our ownership interest in Net2Phone. This change in the accounting treatment for our ownership stake in Net2Phone will therefore have an impact upon the discussion of results for Fiscal 2001 compared to Fiscal 2000.

Fiscal 2001 Compared to Fiscal 2000

   Results of Operations

     Revenues. Revenues increased 12.5%, from approximately $1,093.9 million in Fiscal 2000 to approximately $1,230.9 million in Fiscal 2001. Telecommunications revenues increased 17.7% from approximately $1,023.0 million in Fiscal 2000 to approximately $1,204.5 million in Fiscal 2001. Internet revenues decreased 25.0% from approximately $13.2 million in Fiscal 2000 to approximately $9.9 million in Fiscal 2001. Revenues from Ventures businesses increased more than nine-fold, from approximately $1.6 million in Fiscal 2000 to approximately $16.6 million in Fiscal 2001. As a result of the change in accounting for our ownership interest in Net2Phone from the full consolidation method to the equity method, we did not record Internet telephony revenues in Fiscal 2001. Internet telephony revenues amounted to approximately $56.1 million in Fiscal 2000.

     Our telecommunications revenues increased primarily as a result of an approximately 65.9% growth in minutes of use (excluding minutes related to our domestic long distance business) from approximately 4.25 billion in Fiscal 2000 to approximately 7.05 billion in Fiscal 2001. The increase in minutes was due to increased marketing of our calling cards and the February 2001 acquisition of the prepaid calling card operations of PT-1, which outweighed the effects of lower wholesale carrier minutes. The average revenue per minute decreased from Fiscal 2000 to Fiscal 2001, despite the exit of several competitors from our core retail and wholesale markets, due to the intensified price competition initiated by our remaining competitors, as they attempt to defend their remaining share of the market. The decline in wholesale carrier minutes resulted from a reduction in the number of wholesale carrier services clients, reflecting an ongoing transition of our wholesale customer base towards a smaller group of larger, more financially stable customers. The decline in wholesale carrier minutes resulted in a decrease in wholesale telecommunications revenues of 25.4%, from approximately $520.5 million in Fiscal 2000 to approximately $388.1 million in Fiscal 2001. As a percentage of telecommunications revenues, wholesale telecommunications revenues decreased from approximately 50.9% in Fiscal 2000 to approximately 32.2% in Fiscal 2001.

     Our revenues from retail telecommunications services increased 62.5%, from approximately $502.5 million in Fiscal 2000 to approximately $816.4 million in Fiscal 2001, as a result of increased sales of IDT-branded prepaid calling cards, the February 2001 acquisition of the prepaid calling card operations of PT-1 and higher domestic long distance revenues. As a percentage of overall telecommunications revenues, retail telecommunications revenues increased from approximately 49.1% in Fiscal 2000 to approximately 67.8% in Fiscal 2001. Calling card sales increased 58.1%, from approximately $477.0 million in Fiscal 2000, to approximately $754.0 million in Fiscal 2001, aided in large part by the acquisition of the calling card operations of PT-1, and by a continued expansion of our market share. During Fiscal 2001, we continued to take market share from competitors who have scaled back their calling card operations or have left the market entirely. Calling card sales as a percentage of our retail telecommunication services revenues decreased from 94.9% in Fiscal 2000 to 92.4% in Fiscal 2001, as revenues from domestic long distance services grew at a faster rate than did calling card revenues. Our revenues from domestic long distance services increased 309.5%, from approximately $13.7 million in Fiscal 2000, to approximately $56.1 million in Fiscal 2001. The domestic long distance revenue gains are attributable to the full introduction of our flat-rate, $0.05 a minute long distance calling plan, which was accompanied by an aggressive marketing campaign, resulting in a significant increase in the number of domestic long distance customers. The remaining retail revenues for both Fiscal 2001 and Fiscal 2000 were primarily derived from our call reorigination business. Revenues from our other retail businesses amounted to $6.3 million in Fiscal 2001, versus $11.8 million in Fiscal 2000.

     As a percentage of total revenues, Internet services revenues declined to 0.8% in Fiscal 2001, down from 1.2% in Fiscal 2000. The decrease in Internet services revenues in dollar terms reflects our gradual exit from the dial-up Internet access services business.

     Internet telephony revenues as a percentage of total revenues amounted to 5.1% in Fiscal 2000. As mentioned above, no Internet telephony revenues was recorded in Fiscal 2001, reflecting a change in the accounting treatment of our Net2Phone stake to the equity method beginning in the first quarter of Fiscal 2001.

     Direct Cost of Revenues. Our direct cost of revenues increased by 16.2% from approximately $918.3 million in Fiscal 2000 to approximately $1,066.8 million in Fiscal 2001. As a percentage of total revenues, these costs increased from 83.9% in Fiscal 2000 to 86.7% in Fiscal 2001. The dollar increase is due primarily to increases in underlying carrier and connectivity costs, as our telecommunications minutes of use grew significantly. As a percentage of total revenues, the increase in direct costs reflects the gross margin pressures experienced by both the retail and wholesale telecommunications segments, reflecting intensified price competition in these markets. Although we witnessed some abatement of the pricing pressure in select retail and wholesale markets toward the end of Fiscal 2001, we anticipate that the general, industrywide pricing pressure will continue in the short term, before the competitive environment eases in the intermediate term, as more competitors exit the industry. Gross margins were also adversely affected by network constraints, as demand for usage outpaced the rate of deployment of additional network capacity. This factor, which was particularly acute in our calling card business, where our minutes of use increased approximately 79.5% in Fiscal 2001, caused us to carry incremental minutes using transmission capacity obtained on a per-minute basis from other carriers. These minutes are generally associated with lower gross margins than are minutes carried over our own network. Partially offsetting these factors was the shift in telecommunications revenue mix towards higher gross margin retail revenues.

     Selling, General and Administrative. Selling, general and administrative costs decreased 1.9%, from approximately $343.7 million in Fiscal 2000 to approximately $337.1 million in Fiscal 2001. As a percentage of total revenues, these costs decreased from 31.4% in Fiscal 2000 to 27.4% in Fiscal 2001. The decline in selling, general and administrative expenses, in dollar terms, is primarily due to the exclusion in Fiscal 2001 of selling, general and administrative expenses related to Net2Phone. Included in the $147.3 million in Net2Phone-related expenses recorded in Fiscal 2000 was approximately $41.0 million in non-cash compensation as a result of option grants made by Net2Phone. Partially offsetting the exclusion of Net2Phone expenses were increased selling, general and administrative costs associated with both our core telecommunications businesses, as well as our Ventures segment, which has several innovative businesses in various stages of development. Selling, general and administrative expenses from telecommunications operations increased 44.1%, from $155.0 million in Fiscal 2000, to $223.3 million in Fiscal 2001. In recent Fiscal years, selling, general and administrative expenses for our telecommunications operations have increased significantly, due to several factors, including increased international calling card distribution costs, increased sales and marketing efforts for our retail services, such as prepaid calling cards and domestic long distance, as well as increased salaries, facilities costs and professional fees related to the expansion of our infrastructure to facilitate our current and anticipated future sales growth.

     During Fiscal 2001, we incurred approximately $70.2 million in selling, general and administrative costs associated with our Ventures segment. Included in this amount were expenses of approximately $6.0 million during the third quarter of Fiscal 2001, related to the discontinuation of IDT Wireless, and expenses of $12.5 million incurred during the first quarter of Fiscal 2001, related to management incentive compensation arising from the completion of the sale of our Net2Phone shares to AT&T. Approximately $27.5 million in selling, general and administrative costs were recorded in our Ventures segment during Fiscal 2000.

     During Fiscal 2001, our Internet business recorded approximately $11.5 million in selling, general and administrative expenses, compared to $13.9 million in selling, general and administrative expenses related to our Internet activities in Fiscal 2000.

     In addition, during the fourth quarter of Fiscal 2001, we recorded approximately $32.9 million in selling, general and administrative expenses in connection with general corporate activities. This amount consists primarily of $26.4 million in non-cash expenses incurred in relation to the establishment of a corporate charitable foundation, which was funded with Company stock, as well as approximately $6.5 million in severance, including amendments of option agreements and other expenses relating to one executive, incurred in connection with the restructuring of IDT Corporation, which took place during Fiscal 2001.

     Expressed as a percentage of overall revenues, selling, general and administrative costs declined in Fiscal 2001, reflecting the dollar decline described above, coupled with an increase in overall revenues. We anticipate that selling, general and administrative expenses will continue to increase in dollar terms in the future, and will continue to be equivalent to a significant percentage to total revenues, as we expand both our core telecommunications businesses and our new Ventures businesses. Over the next few quarters, as we move our different Ventures businesses through their respective development stages, we anticipate that selling, general and administrative expenses for our Ventures division could exceed, in dollar terms, the revenues generated from this division.

     Depreciation and Amortization. Depreciation and amortization costs increased 24.3% from approximately $48.6 million in Fiscal 2000 to approximately $60.4 million in Fiscal 2001. As a percentage of revenues, these costs increased from 4.4% in Fiscal 2000 to 4.9% in Fiscal 2001. This increase is due primarily to our higher fixed asset base during Fiscal 2001 as compared with Fiscal 2000, reflecting our efforts to expand our telecommunications network infrastructure and our facilities. The increase in depreciation and amortization costs was partially offset by the deconsolidation of Net2Phone. We anticipate that depreciation expense to increase as we continue to add to our asset base, particularly in our telecommunications businesses, allowing us to implement our growth strategy.

     In June 2001, the FASB issued SFAS No.142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. We have chosen to early adopt the new rules on accounting for goodwill and other intangible assets and apply them beginning in the first quarter of fiscal 2002. We are currently performing the required impairment tests of goodwill and indefinite lived intangible assets as of August 1, 2001. Although the tests have not yet been finalized, preliminary indications are that we will record a significant impairment charge on our goodwill in the first quarter of fiscal 2002. The impairment charge will be recorded as a cumulative effect adjustment of a change in accounting principle.

     Impairment Charges. In the fourth quarter of Fiscal 2001, we impaired and wrote down the value of our TyCom fiber asset by $193.4 million, reflecting the significant erosion of market prices for undersea fiber. In addition, as a result of the sale of the majority of our dial-up Internet access customers and our gradual exit from the dial-up Internet access business, we recorded a total charge of $6.0 million during the third and fourth quarter of Fiscal 2001, to write down certain equipment previously used to provide such services.

     Loss from Operations. Our loss from operations was $432.7 million in Fiscal 2001 compared to a loss from operations of $216.6 million in Fiscal 2000. Our telecommunications businesses recorded a loss from operations of $127.2 million in Fiscal 2001, compared to a loss of approximately $45.3 million in Fiscal 2000, reflecting weaker margins for both our calling card and wholesale carrier businesses, and substantially higher selling, general and administrative expenses, as described above.

     Loss from operations for our Internet business increased to approximately $19.9 million in Fiscal 2001 from approximately $18.1 million in Fiscal 2000, as we recorded an impairment charge of $6.0 million to write down certain equipment previously used to provide dial-up Internet access services.

     Loss from operations for our Ventures segment increased to approximately $253.5 million from approximately $27.3 million in Fiscal 2000. The increased loss reflects the TyCom fiber asset impairment detailed above, increased development costs for various Ventures businesses, as well as approximately $6.0 million in costs associated with the discontinuation of the IDT Wireless business in the third quarter of Fiscal 2001.

     Loss from operations for Net2Phone amounted to approximately $125.9 million for Fiscal 2000, with no corresponding loss from operations recorded during Fiscal 2001, reflecting the change in accounting for Net2Phone.

     In addition, the loss from operations included the $32.9 million in general corporate expenses mentioned above.

     Interest and Other Income. Net Interest and Other Income amounted to approximately $1,180.2 million in Fiscal 2001, compared to $609.5 million in Fiscal 2000.

     Included in other income for Fiscal 2001 is a realized gain of $999.6 million on our sale of 14.9 million shares of Net2Phone Class A Common Stock to AT&T, $38.1 million in gains we recognized in conjunction with Net2Phone's sale of newly issued shares to AT&T and approximately $313.5 million in gains related to the settlement of our lawsuit with TyCom Ltd. Partially offsetting this income was a recognized loss of approximately $129.2 million related primarily to the sale of some of our Terra Networks shares, as well as other investment losses including losses of approximately $58.8 million and $14.6 million associated with recording our pro-rata share of Net2Phone's and Teligent's losses, respectively, through the equity method. Also included were net interest income and other investment gains totaling $31.6 million.

     Included in other income for Fiscal 2000 is $142.3 million in gains recognized by us in conjunction with Net2Phone's sale of shares in its initial public offering and concurrent conversion of Net2Phone's series A stock to Class A Common Stock in August 1999 and secondary offering in December 1999, a realized gain of $105.8 million on our sale of 2.2 million Net2Phone shares as part of Net2Phone's Secondary Offering and approximately $123.0 million on Net2Phone's sale of approximately 2.8 million shares for approximately 806,000 shares of Yahoo, Inc. (NASDAQ: YHOO) and other equity transactions. Also included in other income was a gain of approximately $231.3 million related to the sale of our interests in two Internet joint ventures with Terra Networks in exchange for Terra Networks stock, and a gain of approximately $24.9 million on the sale of some of our Terra Networks shares in the fourth quarter of Fiscal 2000. The above were partially offset by approximately $17.8 million in net interest expense and other investment losses.

     Income Taxes. We recorded income tax expense of approximately $209.4 million in Fiscal 2001, compared to income tax expense of approximately $218.4 million in Fiscal 2000. An income tax benefit of $2.7 million upon the exercise of stock options was recorded directly into additional paid-in capital in Fiscal 2001.

Fiscal 2000 Compared to Fiscal 1999

   Results of Operations

     Revenues. Revenues increased 49.4%, from approximately $732.2 million in Fiscal 1999 to approximately $1,093.9 million in Fiscal 2000. Telecommunications revenues increased 49.4% from approximately $684.6 million in Fiscal 1999 to approximately $1,023.0 million in Fiscal 2000. Internet revenues decreased 21.9% from approximately $16.9 million in Fiscal 1999 to approximately $13.2 million in Fiscal 2000. Internet telephony revenues increased 82.7% from approximately $30.7 million in Fiscal 1999 to approximately $56.1 million in Fiscal 2000. Revenues from Ventures businesses amounted to approximately $1.6 million in Fiscal 2000. No revenues were recorded from these businesses during Fiscal 1999.

     Telecommunications revenues increased 49.4%, primarily as a result of a 53.1% increase in minutes of use, from approximately 2.8 billion to approximately 4.3 billion. Telecommunications minutes increased primarily due to the addition of wholesale carrier service clients, increased usage by existing clients, and increased marketing and sales of our prepaid calling cards. The addition of wholesale carrier services clients and increased use by existing clients resulted in an increase in wholesale carrier services revenues of 80.1%, from approximately $289.0 million in Fiscal 1999 to approximately $520.5 million in Fiscal 2000. As a percentage of telecommunications revenues, wholesale carrier services revenues increased from approximately 42.2% in Fiscal 1999 to 50.9% in Fiscal 2000, as wholesale revenues grew at a faster rate than did revenues from prepaid calling cards and other retail telecommunications businesses. Revenues from sales of prepaid calling cards increased 31.0% from approximately $364.0 million in Fiscal 1999 to approximately $477.0 million in Fiscal 2000. As a percentage of telecommunications revenues, prepaid calling card revenues decreased from approximately 53.2% in Fiscal 1999 to approximately 46.6% in Fiscal 2000. As a percentage of telecommunications revenues, international retail services revenues decreased from 3.0% in Fiscal 1999 to 1.0% in Fiscal 2000, while domestic long distance revenues decreased from 1.5% in Fiscal 1999 to 1.3% in Fiscal 2000.

     As a percentage of total revenues, Internet revenues decreased from approximately 2.3% in Fiscal 1999 to approximately 1.2% in Fiscal 2000. This decrease was due to a dollar decrease in Internet access revenues due to a decrease in total dial-up subscribers, as well as the substantial increase in telecommunications revenues as a percentage of total revenues. Internet telephony revenues as a percentage of total revenues increased from 4.2% in Fiscal 1999 to 5.1% in Fiscal 2000. The increase in Internet telephony revenues was primarily due to an increase in billed-minute usage resulting from increased marketing of Net2Phone's Internet telephony products and services.

     Direct Cost of Revenues. Our direct cost of revenues increased by 59.7% from approximately $575.0 million in Fiscal 1999 to approximately $918.3 million in Fiscal 2000. As a percentage of total revenues, these costs increased from 78.5% in Fiscal 1999 to 83.9% in Fiscal 2000. The dollar increase is due primarily to increases in underlying carrier and connectivity costs, as our telecommunications minutes of use, and associated revenues, grew substantially. As a percentage of total revenues, the increase in direct costs reflects a change in the revenue mix, in which we experienced lower gross margins associated with wholesale carrier services as compared with retail telecommunications services and Internet services. In addition, within the retail telecommunications division, the increase in direct costs reflects lower gross margins associated with prepaid calling card services as compared with international retail and domestic long distance services. Within our major telecommunications business lines, gross margins were lower for both wholesale carrier services and prepaid calling cards, reflecting an increasingly competitive operating environment, which has resulted in price and gross margin erosion throughout the industry. We anticipate that this pricing pressure will continue in the short term, before the competitive environment eases in the intermediate term, as several competitors exit the industry. Gross margins were also adversely affected by network constraints as demand for usage outpaced the rate of deployment of additional network capacity. This caused us to carry incremental minutes using transmission capacity obtained on a per-minute basis from other carriers. These minutes are generally associated with lower gross margins than are minutes carried over our own network. Slightly offsetting these factors was the increase in Internet telephony revenues as a percentage of total revenues. These revenues are generally associated with higher gross margins than are telecommunications revenues.

     Selling, General and Administrative. Selling, general and administrative costs increased 167.5%, from approximately $128.5 million in Fiscal 1999 to approximately $343.7 million in Fiscal 2000. As a percentage of total revenues, these costs increased from 17.5% in Fiscal 1999 to 31.4% in Fiscal 2000. The increase in these costs in dollar terms is due primarily to increased sales and marketing efforts for retail services, particularly for prepaid calling cards, the aggressive expansion of the domestic long distance business, and for Net2Phone. Increased salaries, facilities costs and professional fees related to the expansion of our domestic and European telecommunications businesses also contributed to the rise in overall selling, general and administrative costs. In addition, we incurred approximately $27.5 million in selling, general and administrative expenses related to the formation and development of our various Ventures businesses, including IDT Wireless, FreeAtLast.com, TV.TV and Brix Communications. To a lesser extent, the increase in selling, general and administrative expenses was also attributable to an increase in bad debt expense, due to financial difficulties encountered by some of our customers.

     Included in salaries is non-cash compensation as a result of option grants made by Net2Phone. This amounted to $16.0 million and $41.0 million, respectively, in Fiscal Years 1999 and 2000.

     Depreciation and Amortization. Depreciation and amortization costs increased 33.5% from approximately $36.4 million in Fiscal 1999 to approximately $48.6 million in Fiscal 2000. As a percentage of revenues, these costs decreased from 5.0% in Fiscal 1999 to 4.4% in Fiscal 2000. These costs increased in absolute terms due primarily to our higher fixed asset base during Fiscal 2000 as compared with Fiscal 1999, reflecting the expansion of our telecommunications network infrastructure and our facilities.

     Loss from Operations. Our loss from operations was $216.6 million in Fiscal 2000, compared to a loss from operations of $7.7 million in Fiscal 1999. Our telecommunications businesses recorded a loss from operations of $45.3 million in Fiscal 2000, compared to income from operations of approximately $24.9 million in Fiscal 1999, reflecting weaker margins for both our wholesale carrier and prepaid calling card businesses, and substantially higher selling, general and administrative expenses, as described above.

     Loss from operations for our Internet business increased to approximately $18.1 million in Fiscal 2000 from approximately $8.2 million in Fiscal 1999. The increased loss is due to lower revenues resulting from a decrease in total dial-up subscribers, significantly lower gross margins and a 22% increase in operating expenses. The rise in operating expenses is due in large part to expenses incurred in connection with the formation of an Internet access joint venture with Terra Networks. This joint venture has since been discontinued.

     Loss from operations for our Ventures division, which is developing several new telecom and Internet-related businesses, was approximately $27.3 million in Fiscal 2000, reflecting start-up, marketing and development costs.

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

     Interest and Other Income. Interest and Other Income amounted to approximately $609.5 million in Fiscal 2000, compared to net interest and other investment losses of approximately $3.3 million in Fiscal 1999. Included in other income for Fiscal 2000 is $142.3 million in gains recognized by us in conjunction with Net2Phone's sale of shares in its initial public offering and concurrent conversion of Net2Phone's series A stock to Class A Common Stock in August 1999 and secondary offering in December 1999, a realized gain of $105.8 million on our sale of 2.2 million Net2Phone shares as part of Net2Phone's Secondary Offering and approximately $123.0 million on Net2Phone's sale of approximately 2.8 million shares for approximately 806,000 shares of Yahoo, Inc. (NASDAQ: YHOO) and other equity transactions. Also included in other income was a gain of approximately $231.3 million related to the sale of our interests in two Internet joint ventures with Terra Networks in exchange for Terra Networks stock, and a gain of approximately $24.9 million on the sale of some of our Terra Networks shares in the fourth quarter of Fiscal 2000. The above were partially offset by approximately $17.8 million in net interest expense and other investment losses.

     Income Taxes. We recorded income tax expense of approximately $218.4 million attributable to continuing operations in Fiscal 2000, versus income tax expense of approximately $7.3 million in Fiscal 1999. An income tax benefit of $10.3 million upon the exercise of stock options was recorded directly into additional paid-in capital in Fiscal 2000.

     Subsidiary Redeemable Preferred Stock Dividends. On May 13, 1999, Net2Phone designated 3.15 million shares of its preferred stock as Series A ("Series A Stock") and sold 3.14 million of such shares to unrelated third parties in a private placement transaction for aggregate gross proceeds of $31.4 million.

     The Series A Stock contained beneficial conversion features. The total value of the beneficial conversion features approximated $75 million. For accounting purposes, the value of the beneficial conversion features was limited to the amount of proceeds allocated to the Series A Stock. We recorded an increase in net loss available to common stockholders on the date of issuance of the Series A Stock in the amount of approximately $26.3 million representing their allocable share of the amount attributable to the beneficial conversion feature. Each share of Series A Stock was converted into three shares of Net2Phone Class A Common Stock at the time of Net2Phone's initial public offering. Upon completion of Net2Phone's initial public offering and concurrent conversion of Series A Preferred Stock into Class A Common stock, we recorded a pretax gain of approximately $65.6 million in the first quarter of Fiscal 2000. Deferred taxes of approximately $26.2 million have been provided on the gain.

Quarterly Results of Operations

     The following table sets forth certain quarterly financial data for the eight quarters ended July 31, 2001. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements and, in the opinion of our management, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

                                 IDT CORPORATION
                    CONSOLIDATED QUARTERLY INCOME STATEMENTS
                      (in thousands, except per share data)

                                Oct. 31,     Jan. 31,   April 30,    July 31,   Oct. 31,   Jan. 31,     April 30,    July 31,
                                  1999        2000        2000        2000        2000       2001         2001        2001
                               ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
 Revenues:
  Retail ....................  $ 130,737   $ 132,890   $ 124,138   $ 114,746   $ 157,042   $ 177,574   $ 237,588   $ 244,180
  Wholesale .................    137,755     127,661     121,781     133,322     110,768     103,295      93,802      80,255
  Internet ..................      3,547       3,048       3,298       3,275       3,635       3,075       1,536       1,630
  Internet Telephony ........     11,382      11,919      13,887      18,887        --          --          --          --
  Ventures ..................       --          --             6       1,632       5,152       3,653       2,796       4,969
                               ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
   Total revenues ...........    283,421     275,518     263,110     271,862     276,597     287,597     335,722     331,034
Costs and expenses:
  Direct cost of revenues ...    230,199     220,785     210,634     256,639     238,619     252,153     298,286     277,787
  Selling, general and
  Administrative ............     48,617      56,720      71,345     167,019      83,382      69,288      74,238     110,199
  Depreciation and
  Amortization ..............      9,926      10,449      11,624      16,565      14,666      14,611      13,613      17,461
  Impairment Charges ........       --          --          --          --          --          --         5,156     194,201
                               ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
   Total costs and expenses .    288,742     287,954     293,603     440,223     336,667     336,052     391,293     599,648
                               ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Loss from Operations.........     (5,321)    (12,435)    (30,493)   (168,361)    (60,070)    (48,455)    (55,571)   (268,614)
Interest and Other (net) ....     65,161     183,116     236,946     124,280   1,327,019    (106,401)    (29,998)    (10,430)
                               ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Income (loss) before taxes,
  minority interests and
  extraordinary item ........     59,840     170,681     206,453     (44,081)  1,266,949    (154,856)    (85,569)   (279,044)
Income tax provision
  (benefit) .................     26,706      74,877      88,350      28,471     396,458     (40,411)    (39,953)   (106,699)
Minority interests ..........     (2,597)     (5,516)     (7,879)    (43,344)        923       2,659       2,661        (517)
                               ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Income (loss) before
  extraordinary item ........     35,731     101,320     125,982     (29,208)    869,568    (117,104)    (48,277)   (171,828)

Extraordinary item, net of
  income taxes ..............       --        (2,976)       --          --          --          --          --          --
                               ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Net income (loss) ...........     35,731      98,344     125,982     (29,208)    869,568    (117,104)    (48,277)   (171,828)
                               =========   =========   =========   =========   =========   =========   =========   =========
Net income (loss) per
  share-basic(1) ............  $    0.52   $    1.44   $    1.82   $   (0.41)  $   12.43   $   (1.77)  $   (0.73)  $   (2.44)
                               =========   =========   =========   =========   =========   =========   =========   =========
Weighted average shares
  outstanding-basic(1) ......     68,131      68,264      69,080      70,524      69,931      66,190      66,471      70,448
                               =========   =========   =========   =========   =========   =========   =========   =========
Net income (loss) per
  share-diluted(1) ..........  $    0.49   $    1.35   $    1.66   $   (0.41)  $   11.27   $   (1.77)  $   (0.73)  $   (2.44)
                               =========   =========   =========   =========   =========   =========   =========   =========
Weighted average shares
  outstanding-diluted(1) ....     73,205      72,877      75,992      70,524      77,185      66,190      66,471      70,448
                               =========   =========   =========   =========   =========   =========   =========   =========

---------------
(1) All references to the number of common shares and per common share amounts have been restated to give retroactive effect to the May 4, 2001 stock dividend for all periods presented.

Liquidity and Capital Resources

   General

     Historically, we have satisfied our cash requirements through a combination of cash flow from operating activities, sales of equity and debt securities and borrowings from third parties. Additionally, we received approximately $1.1 billion from the sale of Net2Phone Class A Common Stock to AT&T in August 2000.

     As of July 31, 2001, we had cash, cash equivalents and marketable securities of approximately $1.1 billion and working capital of approximately $915.4 million. We generated positive cash flow from operating activities of approximately $26.2 million during Fiscal 2001, compared with negative cash flow from operating activities of approximately $77.1 million during Fiscal 2000. Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on the timing of operating cash receipts and payments, especially accounts receivable and accounts payable. Accounts receivable, accounts payable and accrued expenses have generally increased from period to period as our businesses have grown.

     Our capital expenditures were approximately $106.5 million in Fiscal 2001, compared to approximately $101.2 million in Fiscal 2000, as we have continued to expand our international and domestic telecommunications network infrastructure. We anticipate making significant capital expenditures in Fiscal 2002 and beyond, as we expand our telecommunications infrastructure, primarily to accommodate the anticipated continued increase in calling card-related telecommunications minutes of use. From time to time, we will finance a portion of our capital expenditures through capital leases, with the cost of such financing the primary consideration in determining our financing activity.

     We experience intense price competition in our telecommunications businesses. The long distance telecommunications industry has been characterized by significant declines in both per-minute revenues and per-minute costs. In the past, these factors have tended to generally offset each other. However, since the mid-point of Fiscal 2000, as per-minute pricing continued to erode, and began to outpace the drop in per-minute costs, gross margins have come under increasing pressure. Our long term strategy involves terminating a larger proportion of minutes on our own network, thereby lowering costs and preserving margins even in a weaker price environment. In addition, as our minutes of use have steadily grown, we have attempted to leverage our burgeoning buying power - as well as our financial stability - to negotiate more favorable rates with our suppliers. However, in the short term, the incremental demand for usage has outpaced the rate of deployment of additional network capacity, particularly in light of the significant increase in minutes of use we have experienced as a result of the recent acquisition of the calling card operations of PT-1 and the growth of IDT's existing calling card business. In fact, it has become commonplace within the industry for companies to experience delays in network build-out programs. As such, there can be no assurance that we will be able to maintain our gross margins at the current level, in the face of lower per-minute revenues.

     We continued to fund our Ventures segment throughout Fiscal 2001, incurring significant start-up, development, marketing and promotional costs. In some cases, we incurred expenses related to the discontinuation of Ventures businesses. As we move our Ventures businesses through their respective development stages, we anticipate that selling, general and administrative expenses for our Ventures segment will exceed, by a significant amount, the revenues generated by this segment for the foreseeable future. Due to the start-up nature of many of our Ventures businesses, the exact timing and magnitude of future revenues remains difficult to predict.

Changes in Other Current Assets, Accounts Receivable, Allowance for Doubtful Accounts and Deferred Revenues

     Other current assets decreased from $87.9 million at July 31, 2000 to $32.4 million at July 31, 2001, due to decreases in contract deposits and prepaid expenses due to the deconsolidation of Net2Phone. The average age of our accounts receivable, as measured by number of days sales outstanding, declined during Fiscal 2001. This was due to both a decrease in receivables in absolute dollar terms, as well as the recent growth in revenues, which has served to reduce the number of days sales outstanding.

     Due to the wide range of collection terms, future trends with respect to days sales outstanding generally depends on the proportion of total sales made to carriers, who are often offered extended payment terms of up to 90 days, and prepaid calling card distributors, who generally receive terms of up to 30 days. As such, the trends in days sales outstanding will depend, in large part, on the mix of wholesale (carrier) versus retail (prepaid calling card distributor) customers. Therefore, the reduction in days sales outstanding we experienced during Fiscal 2001, was due, in large part, to the significant shift in revenue mix from wholesale to retail revenues. As we anticipate that in the near term retail revenues will continue to account for an increasing proportion of overall revenues, we could experience further declines in the average age of our accounts receivable in Fiscal 2002. Conversely, as we are willing to extend longer payment terms to more credit-worthy customers, an increase in customers belonging to the highest credit classes, as a percentage of total customers, could lead to an increase in days sales outstanding. Therefore, due to the conflicting nature of the above factors, future trends in days sales outstanding remain difficult to predict, and it is not possible at this time to determine whether recent trends in days sales outstanding will continue.

     The allowance for doubtful accounts as a percentage of accounts receivable increased from 14.3% at July 31, 2000, to 16.2% at July 31, 2001. The increase reflects the deteriorating credit quality of a portion of our existing wholesale customer base, as well as the increase in the number of domestic long distance customers, who have traditionally required a larger reserve than do wholesale and retail calling card customers. Although we anticipate that our customer base
- across all business lines - will continue its transition towards a more credit-worthy group, some of our existing accounts receivable are still related to sales made to less credit-worthy customers. In addition, during the first quarter of Fiscal 2001, we collected large amounts of previously unsettled outstanding wholesale receivables against which there were offsetting payables. Therefore, these receivables did not have allowances for doubtful accounts associated with them. Collections of these receivables had the effect of reducing gross receivables, while not having an impact on the allowance for doubtful accounts, resulting in a higher allowance for doubtful accounts when measured as a percentage of accounts receivable.

     Deferred revenues as a percentage of total revenues vary from period to period, depending on the mix and the timing of revenues. During Fiscal 2001, we experienced a steady increase in the sale of our prepaid calling cards due to increased marketing efforts for existing IDT prepaid calling cards and the acquisition of the prepaid calling card operations of PT-1. This resulted in a continued increase in actual deferred revenues.

   Significant Transactions

     In August 2000, we sold 14.9 million shares of our Net2Phone Class A Common Stock to AT&T, at a purchase price of $75 per share, for total cash consideration of approximately $1.1 billion. In addition, AT&T purchased an additional 4 million newly-issued shares of Net2Phone Class A Common Stock, also at a price of $75 per share, paying approximately $300.0 million to Net2Phone. We hold currently approximately 16% of Net2Phone's outstanding stock, and approximately 21% of the voting interest.

     In addition, in March 2000 we were granted the option to sell to AT&T approximately 2.04 million shares of our Class B Common Stock for approximately $75.0 million. In March 2001, we exercised this option.

     In February 2001, we purchased PT-1, a wholly-owned subsidiary of STAR Telecommunications, Inc., relating to its prepaid calling card business, with a payment of cash and assumption of certain specified liabilities, including the obligation to honor the outstanding phone cards of PT-1. The cash payment and assumption of net liabilities incurred have been estimated to be $26.3 million, with substantially all of the purchase price being recorded as goodwill and amortized over 20 years.

     In April 2001, through our IDT Investments subsidiary, we acquired from Liberty Media approximately 21.4 million shares of Teligent, as well as an interest in ICG, represented by 50,000 shares of ICG's A-3 Preferred Stock and warrants to purchase approximately 6.7 million ICG common shares. In exchange, IDT Investments issued Liberty Media a total of 10,000 shares of its Class B Common Stock and 40,000 shares of its Preferred Class A stock.

     In May 2001, through our IDT Investments subsidiary, we entered into an agreement with various affiliates of HMTF to increase our strategic investments in Teligent and ICG. Under the terms of the agreement, the HMTF affiliates will receive shares of IDT Investments' Series B Convertible Preferred Stock in exchange for the HMTF affiliates' stakes in Teligent and ICG. The HMTF affiliates currently own 219,998 shares of Teligent's Series A Convertible Preferred Stock, 23,000 shares of ICG's 8% Series A-2 Convertible Preferred Stock and warrants to purchase approximately 3.1 million shares of ICG's common stock.

   Stock Buyback Program

     In May 2000, our Board of Directors authorized the repurchase of up to ten million shares of our common stock. In July 2000, our Board of Directors authorized an increase in the share repurchase program to 20 million shares. In October 2000, our Board of Directors authorized a further increase in the share repurchase program to 25 million shares. During the fiscal year ended July 31, 2001, we repurchased approximately 8.0 million shares, for an aggregate purchase price of approximately $135.8 million. Combined with the approximately 6.3 million shares purchased during the fiscal year ended July 31, 2000, we have repurchased a total of approximately 14.3 million shares under the share repurchase program through the end of Fiscal 2001. In addition, we repurchased
1.4 million common shares during the first quarter of Fiscal 2002.

   Other Sources and Uses of Resources

     We intend to, where appropriate, make strategic acquisitions to expand our telecommunications businesses. These acquisitions could include, but are not limited to, acquisitions of telecommunications equipment, telecommunications network capacity, customer bases or other assets. We may also make strategic acquisitions related to any of our new Ventures businesses. From time to time, we evaluate potential acquisitions of companies, technologies, products and customer accounts that complement our businesses, particularly in light of the financial distress currently being encountered by many telecommunications firms. These conditions have resulted in the availability for sale of numerous strategic assets and businesses. Consequently, during Fiscal 2001, we purchased approximately $60 million of assets and stock of several telecommunications and related businesses, including the prepaid calling card business of PT-1.

     We believe that, based upon our present business plan, and as a result of the cash proceeds generated by the sale of the majority of our Net2Phone sales to AT&T, our existing cash resources will be sufficient to meet our currently anticipated working capital and capital expenditure requirements and to fund any potential operating cash flow deficits for at least the next twelve months. If our growth exceeds current expectations or if we acquire the business or assets of another company, or if our operating cash flow deficit exceeds our expectations to the point that we cannot meet our working capital and capital expenditure requirements, we will need to raise additional capital from equity or debt sources. There can be no assurance that we will be able to raise such capital on favorable terms or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our anticipated expansion, which could have a material adverse effect on our business, financial condition or results of operations.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

     The Securities and Exchange Commission's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in commodity prices, and we do not consider the market risk exposure relating to foreign currency exchange to be material. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. We are exposed to changes in interest rates primarily from our investments in cash equivalents. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements and supplementary data of the Company and the report of independent auditors thereon set forth on pages F-1 through F-__ herein are incorporated herein by reference.

     Quarterly financial information set forth herein at page 44 is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2001, and which is incorporated by reference herein.

Item 11.   EXECUTIVE COMPENSATION.

     The information required by this Item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2001, and which, with the exception of the sections entitled "Report of the Compensation Committee of the Board of Directors" and "Performance Graph of Common Stock," is incorporated by reference herein.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2001, and which is incorporated by reference herein.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2001, and which is incorporated by reference herein.

                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this Report:

         1.       Financial Statements.

         2.       Financial Statement Schedules.

                          Schedule No.                    Description
                               I.              Valuation and Qualifying Accounts

         3.       Exhibits

Exhibit
Number              Description of Exhibit
------              ----------------------

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

Exhibit
Number              Description of Exhibit
------              ----------------------

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

21.01*              Subsidiaries of the Registrant.

23.01*              Consent of Ernst & Young LLP.

----------
* filed herewith

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


                                          IDT Corporation


                                          By:         /s/ Howard S. Jonas
                                             -----------------------------------
                                                        Howard S. Jonas
                                             Chairman of the Board and Treasurer

Date: October 29, 2001

     Pursuant to the requirements of the Securities Act of 1933, this Annual Report on Form 10-K has been signed by the following persons on this 29th day of October, 2001 in the capacities and on the dates indicated.


      Signature                                 Titles
      ---------                                 ------

 /s/ Howard S. Jonas
-------------------------                      Chairman
     Howard S. Jonas                (Principal Executive Officer)


 /s/ James A. Courter
-------------------------     Vice Chairman and Chief Executive Officer
    James A. Courter                (Principal Executive Officer)


 /s/ Michael Fischberger
-------------------------
   Michael Fischberger           Chief Operating Officer and Director


 /s/ Stephen R. Brown            Chief Financial Officer and Director
-------------------------    (Principal Financial and Accounting Officer)
    Stephen R. Brown


 /s/ Joyce J. Mason
-------------------------
     Joyce J. Mason                            Director


 /s/ Marc E. Knoller
-------------------------
     Marc E. Knoller                           Director


 /s/ Moshe Kaganoff
-------------------------
     Moshe Kaganoff                            Director


 /s/ Geoffrey Rochwarger
-------------------------
   Geoffrey Rochwarger                         Director


 /s/ Meyer A. Berman
-------------------------
     Meyer A. Berman                           Director

      Signature                                 Titles
      ---------                                 ------

 /s/ J. Warren Blaker
-------------------------
    J. Warren Blaker                           Director


 /s/ Denis A. Bovin
-------------------------
     Denis A. Bovin                            Director


 /s/ Saul K. Fenster
-------------------------
     Saul K. Fenster                           Director


 /s/ Michael J. Levitt
-------------------------
    Michael J. Levitt                          Director


 /s/ William Arthur Owens
-------------------------
  William Arthur Owens                         Director


 /s/ Paul Reichmann
-------------------------
     Paul Reichmann                            Director


 /s/ William F. Weld
-------------------------
     William F. Weld                           Director

                                 IDT CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors.........................................................................     F-2

Consolidated Balance Sheets as of July 31, 2000 and 2001...............................................     F-3

Consolidated Statements of Operations for the Years Ended July 31, 1999, 2000 and 2001.................     F-4

Consolidated Statements of Stockholders' Equity for the Years Ended July 31, 1999, 2000 and 2001.......     F-5

Consolidated Statements of Cash Flows for the Years Ended July 31, 1999, 2000 and 2001.................     F-6

Notes to Consolidated Financial Statements.............................................................     F-7

Financial Statement Schedule--Valuation and Qualifying Accounts.........................................    F-25

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
   IDT Corporation

     We have audited the accompanying consolidated balance sheets of IDT Corporation (the "Company") as of July 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at July 31, 2000 and 2001 and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





New York, New York
October 23, 2001

                                 IDT CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                                July 31
                                                                                        2000                2001
                                                                                     -----------           -----------
                                                                                    (In thousands, except share data)
Assets
Current assets:
 Cash and cash equivalents ................................................          $   162,879           $ 1,091,071
 Marketable securities ....................................................              230,160                 3,489
 Trade accounts receivable, net of allowance for doubtful accounts of
    approximately $26,771 at July 31, 2000 and $22,508 at July 31, 2001 ...              160,995               116,759
 Other current assets .....................................................               87,859                32,413
                                                                                     -----------           -----------
 Total current assets .....................................................              641,893             1,243,732

 Property, plant and equipment, net .......................................              225,638               224,042
 Goodwill and other intangibles, net ......................................              162,233               197,804
 Marketable securities ....................................................              132,278                    --
 Investments ..............................................................               29,318                60,732
 Other assets .............................................................               27,695               155,028
                                                                                     -----------           -----------
 Total assets .............................................................          $ 1,219,055           $ 1,881,338
                                                                                     ===========           ===========

 Liabilities and stockholders' equity
 Current liabilities:
 Trade accounts payable ...................................................          $   161,888           $   163,313
 Accrued expenses .........................................................               36,436                54,893
 Deferred revenue .........................................................               48,572                71,387
 Notes payable--current portion ...........................................               22,604                 2,657
 Capital lease obligations--current portion ...............................               13,540                18,270
 Other current liabilities ................................................               10,923                17,819
                                                                                     -----------           -----------
 Total current liabilities ................................................              293,963               328,339

 Deferred tax liabilities .................................................              168,772               390,914
 Notes payable--long-term portion .........................................               12,174                   380
 Capital lease obligations--long-term portion .............................               43,940                49,799
 Other liabilities ........................................................                  709                14,502
                                                                                     -----------           -----------
 Total liabilities ........................................................              519,558               783,934

 Minority interests .......................................................              231,309                21,419

 Commitments and contingencies
 Stockholders' equity:
 Preferred stock, $.01 par value; authorized shares--10,000,000;  no shares
    issued ................................................................                   --                    --
 Common stock, $.01 par value; authorized shares--100,000,000; 25,959,256 and 22,791,789 shares issued and outstanding in 2000 and 2001,
    respectively ..........................................................                  260                   228
 Class A common stock, $.01 par value; authorized shares--35,000,000;
    9,970,233 and 9,816,988 shares issued and outstanding in 2000 and 2001,
    respectively ..........................................................                  100                    98
 Class B common  stock, $.01 par value; authorized shares--100,000,000;
    35,929,489 and 39,291,411 shares issued and outstanding in 2000 and
    2001, respectively ....................................................                  359                   393
 Loans to stockholders ....................................................                 (251)                 (251)
 Additional paid-in capital ...............................................              370,646               494,093
 Treasury stock, at cost ..................................................                   --              (138,087)
 Accumulated other comprehensive income ...................................              (92,653)               (2,575)
 Retained earnings ........................................................              189,727               722,086
                                                                                     -----------           -----------
 Total stockholders' equity ...............................................              468,188             1,075,985
                                                                                     -----------           -----------
 Total liabilities and stockholders' equity ...............................          $ 1,219,055           $ 1,881,338
                                                                                     ===========           ===========

                             See accompanying notes.

                                 IDT CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        Year ended July 31
                                                               1999             2000            2001
                                                           -----------      -----------      -----------
                                                               (In thousands, except per share data)

Revenues .............................................     $   732,184      $ 1,093,912      $ 1,230,950

Costs and expenses:
Direct cost of revenues ..............................         575,050          918,257        1,066,845
Selling, general and administrative ..................         128,500          343,702          337,107
Depreciation and amortization ........................          36,360           48,564           60,351
Impairment charges ...................................              --               --          199,357
                                                           -----------      -----------      -----------
Total costs and expenses .............................         739,910        1,310,523        1,663,660
                                                           -----------      -----------      -----------
Loss from operations .................................          (7,726)        (216,611)        (432,710)

Interest income (expense), net .......................          (1,228)           7,231           52,768
Equity loss ..........................................              --           (6,289)         (75,066)
Gain on sales of subsidiary stock ....................              --          350,344        1,037,726
Other income (expense) ...............................          (2,035)         258,218          164,762
                                                           -----------      -----------      -----------
Income (loss) before income taxes, minority
interests and extraordinary item .....................         (10,989)         392,893          747,480
Provision for income taxes ...........................           7,253          218,403          209,395
Minority interests ...................................          (3,308)         (59,336)           5,726
                                                           -----------      -----------      -----------
Income (loss) before extraordinary item ..............         (14,934)         233,826          532,359
Extraordinary loss on retirement of debt, net of
income taxes .........................................          (3,270)          (2,976)              --
                                                           -----------      -----------      -----------
Net income (loss) ....................................         (18,204)         230,850          532,359
Subsidiary redeemable preferred stock dividends ......          26,297               --               --
                                                           -----------      -----------      -----------
Net income (loss) attributable to common
stockholders .........................................     $   (44,501)     $   230,850      $   532,359
                                                           ===========      ===========      ===========

Net income (loss) per share:
Net income (loss) attributable to common stockholders
 before extraordinary item:
Basic ................................................     $     (0.61)     $      3.34      $      7.79
Diluted ..............................................     $     (0.61)     $      3.11      $      7.12

Extraordinary loss on retirement of debt,
net of income taxes:
Basic ................................................     $     (0.05)     $     (0.04)     $        --
Diluted ..............................................     $     (0.05)     $     (0.04)     $        --

Net income (loss) attributable to common stockholders:
Basic ................................................     $     (0.66)     $      3.30      $      7.79
Diluted ..............................................     $     (0.66)     $      3.07      $      7.12

Weighted-average number of shares used in
calculation of net income (loss) per share:
Basic ................................................          67,060           69,933           68,301
Diluted ..............................................          67,060           75,239           74,786

                             See accompanying notes.

                                 IDT CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                                     Common Stock              Class A Stock             Class B Stock
                                              -------------------------   -------------------------   -------------------------
                                                Shares         Amount        Shares       Amount        Shares        Amount
                                              -----------   -----------   -----------   -----------   -----------   -----------
Balance at July 31, 1998 ...................   22,848,866   $       229    10,255,668   $       102    33,104,534   $       330
   Exercise of stock options ...............      696,840             7            --            --       696,840             7
   Income tax benefit from stock options
   exercised ...............................           --            --            --            --            --            --
   Conversion of Class A stock to common
   stock ...................................      225,910             2      (225,910)           (2)           --            --
   Issuance of common stock in connection
   with business acquisitions ..............      100,000             1            --            --       100,000             1
   Exercise of warrants ....................      111,238             1            --            --       111,238             1
   Costs associated with stock registration            --            --            --            --            --            --
   Net loss for the year ended July 31, 1999           --            --            --            --            --            --
                                              -----------   -----------   -----------   -----------   -----------   -----------
Balance at July 31, 1999 ...................   23,982,854           240    10,029,758           100    34,012,612           339
   Exercise of stock options ...............    1,310,700            13            --            --     1,310,700            13
   Income tax benefit from stock options
   exercised ...............................           --            --            --            --            --            --
   Conversion of Class A stock to common
   stock ...................................       59,525            --       (59,525)           --            --            --
   Exercise of warrants ....................       19,963            --            --            --        19,963            --
   Issuance of common stock ................    3,728,949            37            --            --     3,728,949            37
   Change in unrealized gain (loss) in
   available for sale securities ...........           --            --            --            --            --            --
   Foreign currency translation adjustment .           --            --            --            --            --            --
   Repurchase of common stock ..............   (3,142,735)          (30)           --            --    (3,142,735)          (30)
   Modification of stock options ...........           --            --            --            --            --            --
   Stock options given to partnership ......           --            --            --            --            --            --
   Net income for the year ended July 31,
   2000 ....................................           --            --            --            --            --            --
   Comprehensive income ....................
                                              -----------   -----------   -----------   -----------   -----------   -----------
Balance at July 31, 2000 ...................   25,959,256           260     9,970,233           100    35,929,489           359
   Exercise of stock options ...............      698,451             7            --            --       343,000             4
   Income tax benefit from stock options
   exercised ...............................           --            --            --            --            --            --
   Conversion of Class A stock to common
   stock ...................................      153,245             2      (153,245)           (2)           --            --
   Issuance of stock options ...............           --            --            --            --            --            --
   Modification of stock options ...........           --            --            --            --            --            --
   Issuance of Class B common stock ........           --            --            --            --     7,038,085            71
   Change in unrealized gain (loss) in
   available for sale securities .........             --            --            --            --            --            --
   Foreign currency translation adjustment .           --            --            --            --            --            --
   Repurchase of common stock ..............   (4,019,163)          (41)           --            --    (4,019,163)          (41)
   Net income for the year ended July 31,
   2001 ....................................           --            --            --            --            --            --
   Comprehensive income ....................
                                              -----------   -----------   -----------   -----------   -----------   -----------
Balance at July 31, 2001 ...................   22,791,789   $       228     9,816,988   $        98    39,291,411   $       393
                                              ===========   ===========   ===========   ===========   ===========   ===========




                                                                                     Accumulated
                                                           Additional                   Other        Retained       Total
                                               Loans to      Paid-In     Treasury    Comprehensive   Earnings    Stockholders'
                                              Stockholders   Capital       Stock        Income      (Deficit)      Equity
                                              -----------   -----------   ---------   -----------   -----------   -----------
Balance at July 31, 1998 ...................  $        --   $   305,049   $--         $        --   $   (22,919)  $   282,791
   Exercise of stock options ...............         (251)        4,068          --            --            --         3,831
   Income tax benefit from stock options
   exercised ...............................           --         4,258          --            --            --         4,258
   Conversion of Class A stock to common
   stock ...................................           --            --          --            --            --            --
   Issuance of common stock in connection
   with business acquisitions ..............           --         2,848          --            --            --         2,850
   Exercise of warrants ....................           --           922          --            --            --           924
   Costs associated with stock registration            --          (123)         --            --            --          (123)
   Net loss for the year ended July 31, 1999           --            --          --            --       (18,204)      (18,204)
                                              -----------   -----------   ---------   -----------   -----------   -----------
Balance at July 31, 1999 ...................         (251)      317,022          --            --       (41,123)      276,327
   Exercise of stock options ...............           --        14,508          --            --            --        14,534
   Income tax benefit from stock options
   exercised ...............................           --        10,346          --            --            --        10,346
   Conversion of Class A stock to common
   stock ...................................           --            --          --            --            --            (1)
   Exercise of warrants ....................           --           117          --            --            --           117
   Issuance of common stock ................           --       128,574          --            --            --       128,648
   Change in unrealized gain (loss) in
   available for sale securities ...........           --            --          --       (94,044)           --       (94,044)
   Foreign currency translation adjustment .           --            --          --         1,391            --         1,391
   Repurchase of common stock ..............           --      (101,822)         --            --            --      (101,882)
   Modification of stock options ...........           --           985          --            --            --           985
   Stock option given to partnership .......           --           916          --            --            --           916
   Net income for the year ended July 31,
   2000 ....................................           --            --          --       230,850       230,850       230,850
                                                                                      -----------
   Comprehensive income ....................                                              138,197
                                              -----------   -----------   ---------   -----------   -----------   -----------
Balance at July 31, 2000 ...................         (251)      370,646          --       (92,653)      189,727       468,188
   Exercise of stock options ...............           --         6,872          --            --            --         6,883
   Income tax benefit from stock options
   exercised ...............................           --         2,676          --            --            --         2,676
   Conversion of Class A stock to common
   stock ...................................           --            --          --            --            --            --
   Issuance of stock options ...............           --         2,000          --            --            --         2,000
   Modification of stock options ...........           --         3,082          --            --            --         3,082
   Issuance of Class B common stock ........           --       106,497          --            --            --       106,568
   Change in unrealized gain (loss) in
   available for sale securities ...........           --            --          --        89,148            --        89,148
   Foreign currency translation adjustment .           --            --          --           930            --           930
   Repurchase of common stock ..............           --         2,320    (138,087)           --            --      (135,849)
   Net income for the year ended July 31,
   2001 ....................................           --            --          --       532,359       532,359       532,359
                                                                                      -----------
   Comprehensive income ....................                                              622,437
                                              -----------   -----------   ---------   -----------   -----------   -----------
Balance at July 31, 2001 ...................  $      (251)  $   494,093   $(138,087)  $    (2,575)  $   722,086   $ 1,075,985
                                              ===========   ===========   =========   ===========   ===========   ===========


                             See accompanying notes.

                                 IDT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Year ended July 31
                                                                               1999          2000          2001
                                                                           -----------    -----------    -----------
                                                                                        (In thousands)
Operating activities
 Net income (loss) .....................................................   $   (18,204)   $   230,850    $   532,359
Adjustments to reconcile net income (loss) to net cash provided by (used
   in) operating activities:
   Depreciation and amortization .......................................        36,360         48,564         60,351
   Impairment charges ..................................................            --             --        199,357
   Extraordinary loss on retirement of debt before taxes ...............         5,360          4,870             --
   Minority interests ..................................................        (3,309)       (59,336)         5,726
   Deferred tax liabilities ............................................        (1,156)       216,903        204,188
   Issuance of common stock to charitable foundation ...................            --             --         26,378
   Net realized (gains)/losses from sales of marketable securities
     and investments ...................................................            --       (261,025)       148,724
   Equity loss .........................................................            --          6,289         75,066
   Non-cash compensation ...............................................        15,734         42,917          3,082
   Gain on TyCom settlement ............................................            --             --       (313,486)
   Gain on sales of subsidiary stock ...................................            --       (350,344)    (1,037,726)
   Changes in assets and liabilities:
     Trade accounts receivable .........................................       (68,108)       (52,643)        36,029
     Other current assets ..............................................       (24,214)       (40,718)        26,941
     Other assets ......................................................        (6,771)        12,524        (12,707)
     Deferred revenue ..................................................         4,035         34,026          7,271
     Trade accounts payable and other ..................................        41,976         90,053         64,675
                                                                           -----------    -----------    -----------
Net cash provided by (used in) operating activities ....................       (18,297)       (77,070)        26,228

Investing activities
Purchases of property, plant and equipment .............................       (48,098)      (101,192)      (106,513)
Purchase of trademark ..................................................        (5,000)            --             --
Issuance of notes receivable ...........................................       (13,423)            --        (12,089)
Investments and acquisitions, net of cash acquired .....................       (10,735)       (38,803)       (73,722)
Collection of notes receivable .........................................        14,040          9,524             --
Sales of marketable securities .........................................            --             --        164,052
Net purchases of marketable securities .................................       (17,561)        (7,059)            --
Net proceeds from sales of subsidiary stock ............................            --        115,434      1,042,113
                                                                           -----------    -----------    -----------
Net cash provided by (used in) investing activities ....................       (80,777)       (22,096)     1,013,841

Financing activities
Proceeds from issuance of Series A preferred stock and warrants by
   Net2Phone ...........................................................        29,900             --             --
Proceeds from exercise of stock options for Net2Phone ..................         1,334          8,172             --
Proceeds from exercise of warrants for Net2Phone .......................           438             --             --
Payment of debt issuance costs .........................................        (4,475)            --             --
Distributions to minority shareholder ..................................        (6,079)        (3,179)       (18,908)
Proceeds from borrowings ...............................................       115,945         13,898             --
Proceeds from exercise of warrants .....................................           924            118             --
Proceeds from exercise of stock options ................................         7,967         14,534          6,883
Repayments of capital lease obligations ................................        (5,349)        (9,833)       (14,736)
Repayments of borrowings ...............................................      (103,912)      (108,146)       (26,054)
Proceeds from sale of common stock .....................................            --        128,648         74,787
Proceeds from offerings of common stock by Net2Phone ...................            --        261,189             --
Collection of loans to stockholders by Net2Phone .......................            --            623             --
Proceeds from minority investment in subsidiary ........................            --          5,000             --
Proceeds from issuance of stock options ................................            --             --          2,000
Payments to repurchase common stock ....................................            --       (101,882)      (135,849)
                                                                           -----------    -----------    -----------
Net cash (used in) provided by financing activities ....................        36,693        209,142       (111,877)
                                                                           -----------    -----------    -----------

Net increase (decrease) in cash ........................................       (62,381)       109,976        928,192
Cash and cash equivalents at beginning of year .........................       115,284         52,903        162,879
                                                                           -----------    -----------    -----------
Cash and cash equivalents at end of year ...............................   $    52,903    $   162,879    $ 1,091,071
                                                                           ===========    ===========    ===========

Supplemental disclosure of cash flow information
Cash payments made for interest ........................................   $    13,483    $    10,074    $     7,997
                                                                           ===========    ===========    ===========
Cash payments made for income taxes ....................................   $       235    $     1,050    $     5,963
                                                                           ===========    ===========    ===========

Supplemental schedule of noncash activities
Purchase of fixed assets by capital lease ..............................   $    11,899    $    45,541    $       759
                                                                           ===========    ===========    ===========

                             See accompanying notes

                                 IDT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 2001

1.       Summary of Significant Accounting Policies

   Description of Business

     IDT Corporation ("IDT" or the "Company") is a multinational telecommunications carrier that provides a broad range of services to its retail and wholesale customers worldwide. The Company mainly provides its customers with integrated international and domestic long distance, and prepaid calling cards.

     Until August 2000, the Company also provided Internet telephony services through its majority owned subsidiary Net2Phone, Inc. ("Net2Phone"). On August 11, 2000, the Company completed the sale of 14.9 million shares of its holdings of Net2Phone's Class A Common Stock, at a price of $75 per share to ITelTech, LLC ("ITelTech"), a Delaware limited liability company controlled by AT&T Corporation ("AT&T"). In addition, ITelTech purchased four million newly-issued shares of Class A Common Stock from Net2Phone at a price of $75 per share. These transactions reduced the voting stake of IDT in Net2Phone from approximately 56% to 21% and its economic stake in Net2Phone from approximately 45% to 16%. In recognition of these transactions, the Company recorded a gain on sales of subsidiary stock of $1.038 billion during the year ended July 31, 2001, and has deconsolidated Net2Phone effective August 11, 2000. Accordingly, the Company accounts for its investment in Net2Phone using the equity method.

     As discussed in footnote 15, "Subsequent Events", on October 23, 2001, IDT, Liberty Media Group ("Liberty Media") and AT&T formed a limited liability company ("LLC"), which through a series of transactions among IDT, Liberty Media and AT&T now holds an aggregate of 28.9 million shares of Net2Phone's Class A common stock, representing approximately 50% of Net2Phone's outstanding capital stock. Because the LLC holds Class A common stock with two votes per share, the LLC has approximately 64% of the shareholder voting power in Net2Phone. IDT holds the controlling membership interest in the LLC.

     On May 4, 2001, the Company declared a stock dividend of one share of Class B common stock for every one share of common stock, Class A common stock and Class B common stock. IDT distributed the dividend shares on May 31, 2001 to shareholders of record on May 14, 2001. The stock dividend has been accounted for as a stock split and all references to the number of common shares, per common share amounts and stock options have been restated to give retroactive effect to the stock dividend for all periods presented. The Class B common stock commenced trading on the New York Stock Exchange on June 1, 2001 under the ticker symbol "IDT B".

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

   Reclassifications

     Certain prior year amounts have been reclassified to conform to current year's presentation.

   Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

   Revenue Recognition

     Telecommunication services, Internet telephony services, Internet subscription services, and prepaid calling card revenues are recognized as services are provided. Equipment sales are recognized when installation is completed. Prepayments for services are deferred and recognized as revenue as the services are provided.

     Sales of equipment with software necessary to provide the Company's services are accounted for in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2, Software Revenue

                                 IDT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Recognition. Revenue on such sales is recognized when such products are delivered, collection of payments are assured and there are no significant future obligations.

   Direct Cost of Revenue

     Direct cost of revenue consists primarily of telecommunication costs, connectivity costs and the cost of equipment sold to customers. Direct cost of revenue excludes depreciation and amortization.

   Property, Plant and Equipment

     Equipment, buildings, furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to thirty years. Leasehold improvements are depreciated using the straight line method over the term of their lease or their estimated useful lives, whichever is shorter. Computer software is amortized over a period not exceeding five years.

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

     In one case, Net2Phone entered into an agreement with no specified term of years. In this case, the Company amortizes as expense the lesser of (i) the number of impressions to date/minimum guaranteed impressions, or (ii) revenue to date/minimum guaranteed revenue as a percentage of the total payments.

     For the years ended July 31, 1999, 2000 and 2001, advertising expense totaled approximately $10,454,000, $46,722,000 and $17,071,000, respectively.

     During the year ended July 31, 2000, the Company incurred approximately $28,000,000 of costs to terminate advertising arrangements. These termination costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

   Software Development Costs

     Costs for the internal development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. For the years ended July 31, 1999, 2000 and 2001, research and development costs totaled approximately $757,000, $4,692,000 and $2,484,000, respectively.

   Capitalized Internal Use Software Costs

     The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. These costs consist of payments made to third parties and the salaries of employees working on such software development. For the years ended July 31, 1999, 2000 and 2001, the Company has capitalized $4,065,000, $8,593,000 and $2,463,000, respectively, of internal use software costs as computer software.

                                 IDT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

   Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The analysis of the recoverability utilizes undiscounted cash flows. The measurement of the loss, if any, will be calculated as the amount by which the carrying amount of the asset exceeds the fair value.

   Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are carried at cost which approximates market value. At July 31, 2000 and 2001, the Company had 66% and 89%, respectively, of its cash and cash equivalents in three financial institutions.

   Marketable Securities

     Marketable securities consist of equity securities, U.S. Government Agency Obligations and commercial paper. Certain debt securities held by Net2Phone, with original maturities of greater than three months at the time of purchase are classified as held to maturity and are carried at amortized cost. Interest on these securities is included in interest income as earned.

     During fiscal 2000, IDT sold approximately $55,000,000 of held-to-maturity securities prior to their maturity dates and recorded a loss of approximately $1,200,000. The securities were sold to fund certain transactions. In connection with these sales, marketable securities with a cost basis of approximately $22,000,000 were reclassified as available-for-sale and through July 31, 2000, unrealized losses of approximately $850,000 were included in accumulated other comprehensive income.

   Goodwill and Other Intangibles

     Goodwill is amortized over 5 to 20 years using the straight-line method. Costs associated with obtaining the right to use trademarks and patents owned by third parties are capitalized and amortized on a straight-line basis over the term of the trademark licenses and patents. Other intangible assets consist of core programming technology and assembled workforce which are amortized over 32 to 35 months, and 48 to 54 months, respectively. The Company systematically reviews the recoverability of its acquired intangible assets for each acquired entity to determine whether an impairment has occurred. Upon determination that the carrying value of acquired intangible assets will not be recovered based on the undiscounted future cash flows of the acquired business, the carrying value of such acquired intangible assets would be considered impaired and would be reduced by a charge to operations in the amount that the carrying value exceeds the fair value.

   Income Taxes

     The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities.

   Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed by dividing the net income
(loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the effects of convertible securities, stock options, warrants and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.

                                 IDT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

   Vulnerability Due to Certain Concentrations

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, marketable securities and trade accounts receivables. Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers comprising the Company's customer base.

     The Company is subject to risks associated with its international operations, including changes in exchange rates, difficulty in trade accounts receivable collection and longer payment cycles.

     Management regularly monitors the creditworthiness of its domestic and international customers and believes that it has adequately provided for any exposure to potential credit losses.

   Fair Value of Financial Instruments

     The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. At July 31, 2001, the book carrying value of the Company's notes receivable and notes payable approximates fair value.

   Stock Based Compensation

     The Company accounts for stock options issued to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for stock options issued to employees is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount employees must pay to acquire the stock.

     The Company applies the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, with respect to stock options issued to the Company's employees.

   Recently Issued Accounting Standards

     In June 2001, the FASB issued SFAS No.142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.


     The Company has chosen to early adopt the new rules on accounting for goodwill and other intangible assets and apply them beginning in the first quarter of fiscal 2002. The Company is currently performing the required impairment tests of goodwill and indefinite lived intangible assets as of August 1, 2001. Although the tests have not yet been finalized, preliminary indications are that the Company will record a significant impairment charge on its goodwill in the first quarter of fiscal 2002. The impairment charge will be recorded as a cumulative effect adjustment of a change in accounting principle.

                                 IDT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

2.       Marketable Securities

     The following is a summary of marketable securities as of July 31, 2001:


                                                        Gross        Gross
                                                      Unrealized   Unrealized
                                            Cost         Gains       Losses       Fair Value
                                           -------      -------      -------       -------
                                                      (In thousands)
Short-term
Available-for-sale securities:
   U.S. Government Agency Obligations      $ 1,150      $    --      $   (33)      $ 1,117
   Equity securities ................        6,318           --       (3,946)        2,372
                                           -------      -------      -------       -------
                                           $ 7,468      $    --      ($3,979)      $ 3,489
                                           =======      =======      =======       =======

The following is a summary of marketable securities as of July 31, 2000:


                                                            Gross           Gross
                                                          Unrealized      Unrealized
                                              Cost          Gains          Losses         Fair Value
                                           ---------       ---------       ---------      ---------
                                                                (In thousands)
Short-term
Held-to-maturity securities:
   U.S. Government Agency Obligations      $   9,500       $       2       $     (13)      $   9,489
   Commercial paper .................         49,642              --             (45)         49,597
                                           ---------       ---------       ---------       ---------
                                              59,142               2             (58)         59,086
                                           =========       =========       =========       =========
Available-for-sale securities:
   U.S. Government Agency Obligations         23,097              --              --          23,097
   Terra common stock ...............        147,921              --              --         147,921
                                           ---------       ---------       ---------       ---------
                                             171,018              --              --         171,018
                                           =========       =========       =========       =========
Long-term
Held-to-maturity securities:
   U.S. Government Agency Obligations          5,000              --             (21)          4,979
   Commercial paper .................         17,943              --             (38)         17,905
                                           ---------       ---------       ---------       ---------
                                              22,943                             (59)         22,884
                                           =========       =========       =========       =========
Available-for-sale securities:
   WebEx common stock ...............          5,332              --              --           5,332
   Yahoo! Inc. common stock .........        104,003              --              --         104,003
                                           ---------       ---------       ---------       ---------
                                           $ 109,335       $      --       $      --       $ 109,335
                                           =========       =========       =========       =========

     Proceeds and realized losses from the sale of available-for-sale securities for the year ended July 31, 2001 amounted to approximately $164,052,000 and $138,019,000, respectively

   Terra Networks Transaction

     In October 1999, IDT entered into a joint venture agreement with Terra Networks, S.A. ("Terra") pursuant to which the two parties formed two limited liability companies to provide Internet services and products to customers in the United States. One company was formed to provide Internet access to customers and the other company was formed to develop and manage an Internet portal that would provide content-based Internet services. IDT's 49% interest in the Internet access company was accounted for using the equity method of accounting. The equity method was used since IDT had significant influence, but less than a controlling voting interest. IDT's 10% interest in the Internet portal company was accounted for at cost. The cost method was used since IDT did not have a controlling voting interest, or an ownership or voting interest so large as to exert significant influence, and the venture was not publicly traded. On April 30, 2000, the Company sold its interests in the two joint ventures for the right to receive 3,750,000 shares of Terra common stock. In connection with this transaction, the Company recognized a pre-tax gain of approximately $231,032,000 for the year ended July 31, 2000. During the year ended July 31, 2001, the Company sold 3,745,000 of its Terra shares and recognized a loss of approximately $129,200,000, which has been included as a component of "Other income."

3.       Property, Plant and Equipment

     Property, plant and equipment consists of the following:

                                                                    July 31
                                                            2000              2001
                                                        ------------      ------------
                                                                (In thousands)

Equipment.........................................      $    238,767      $    264,422
Computer software.................................            32,215            10,192
Leasehold improvements............................            11,918            16,930
Furniture and fixtures............................            10,625            15,793
Land and building.................................             6,327             8,937
                                                        ------------      ------------
                                                             299,852           316,274
Less accumulated depreciation and
   amortization...................................           (74,214)          (92,232)
                                                        ------------      ------------
Property, plant and equipment, net................      $    225,638      $    224,042
                                                        ============      ============

     Fixed assets under capital leases aggregate approximately $71,835,000 and $104,215,000 at July 31, 2000 and 2001, respectively. The accumulated amortization related to these assets under capital leases is approximately $17,756,000 and $35,361,000 at July 31, 2000 and 2001, respectively.

                                 IDT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

4.       Goodwill and Other Intangibles

     Goodwill and other intangibles consist of the following:

                                                          July 31
                                                   2000             2001
                                               ----------       ----------
                                                      (In thousands)

Goodwill.................................      $  156,639       $  197,863
Assembled workforce......................           3,317            2,817
Core technology and patents..............          35,100           42,523
                                               ----------       ----------
                                                  195,056          243,203
Less accumulated amortization............         (32,823)         (45,399)
                                               ----------       ----------
Goodwill and other intangibles, net......      $  162,233       $  197,804
                                               ==========       ==========

     Effective Fiscal 2002, the Company intends to adopt SFAS No. 142. As a result, the Company will no longer amortize goodwill and other intangibles deemed to have indefinite lives, but will be subject to annual impairment tests. Assembled workforce will be subsumed into goodwill.

5.       Notes Payable

     Notes payable consists of the following:

                                                            July 31
                                                      2000            2001
                                                   -----------    -----------
                                                         (In thousands)

Promissory note (A) ..........................     $     4,768    $     2,332
Promissory note (B) ..........................          16,942             --
Promissory note (C) ..........................           4,800             --
Promissory note (C) ..........................           6,537             --
Other ........................................           1,731            705
                                                   -----------    -----------
                                                        34,778          3,037
                                                   -----------    -----------
Less notes payable--current portion ..........         (22,604)        (2,657)
                                                   -----------    -----------
Notes payable--long-term portion .............     $    12,174    $       380
                                                   ===========    ===========

(A) On May 6, 1999, the Company entered into a $7,800,000 promissory note with a financing company. The note is payable in 36 monthly installments commencing on June 1, 1999, and bears an adjustable interest rate indexed to the one month LIBOR rate. The promissory note is collateralized by certain equipment of the Company.

(B) On June 30, 2000, the Company completed the acquisition of a 100% interest in CTM Brochure Display, Inc. ("CTM"), a brochure distribution company. In connection with the acquisition, the Company issued promissory notes to the former shareholders in the aggregate amount of $16,942,000. The notes bear interest at the rate of 9.50% per annum. The principal balance on the notes, together with accrued interest, were repaid in full during the year ended July 31, 2001.

(C) The promissory notes were issued in connection with Net2Phone's Aplio acquisition and bore interest at an annual rate of 6.53%. The Company was required to pay $1,961,235 of the notes on March 31, 2001 and the remaining principal balance of $4,576,215 plus all accrued and unpaid interest on January 31, 2002. In addition Net2Phone was required to pay the former Aplio shareholders $4,800,000 over 18 months from the date of sale.

     On May 10, 1999, the Company obtained a Senior Secured Credit Facility ("Credit Facility") from a consortium of financial institutions. During the

                                 IDT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

second quarter ended January 31, 2000, the Company repaid all of the outstanding principal balance together with accrued interest. The Company recorded a pre-tax extraordinary loss in connection with the repayment of $4,870,000 during the year ended July 31, 2000.

     Annual future principal repayments of long-term debt for the five years subsequent to July 31, 2001 consist of $2,657,000 due in fiscal 2002, and $380,000 due in fiscal 2006.

                                 IDT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

6.       Income Taxes

     Significant components of the Company's deferred tax assets and liabilities consists of the following:

                                                              July 31
                                                        2000             2001
                                                      ---------       ---------
                                                           (in thousands)
Deferred tax assets:
   Unrealized losses on securities .............      $  34,484       $     857
   Bad debt reserve ............................          5,331           3,980
   Exercise of stock options ...................          3,277           9,857
   Reserves ....................................          4,500           4,500
   Charitable contributions ....................             --          10,765
   Other .......................................            289           8,992
                                                      ---------       ---------
Deferred tax assets ............................         47,881          38,951

Deferred tax liabilities:
   Deferred Revenue.............................             --        (196,000)
   Unrecognized gain on securities..............             --        (100,313)
   Gain on sales of subsidiary stock ...........        (97,830)       (105,466)
   Partnership .................................        (92,413)             --
   Depreciation ................................        (14,466)        (16,074)
   Identifiable intangibles ....................         (1,728)         (3,583)
   Other .......................................        (10,216)         (8,429)
                                                      ---------       ---------
Deferred tax liabilities .......................       (216,653)       (429,865)
                                                      ---------       ---------
Net deferred tax liabilities ...................      $(168,772)      $(390,914)
                                                      =========       =========

     No valuation allowance on the net deferred tax assets has been established as the realization of such net deferred tax assets is considered to be more likely than not.

     The provision (benefit) for income taxes consists of the following for the years ended July 31:

                                             1999          2000          2001
                                          ---------     ---------     ---------
Current:                                              (in thousands)
   Federal ...........................    $     400     $      --     $   6,600
   State and local and foreign .......           --          (395)       14,249
                                          ---------     ---------     ---------
                                                400          (395)       20,849
                                          ---------     ---------     ---------
Deferred:
   Federal ...........................        3,768       175,191       150,997
   State and local and foreign .......          995        41,712        37,549
                                          ---------     ---------     ---------
                                              4,763       216,903       188,546
                                          ---------     ---------     ---------
                                          $   5,163     $ 216,508     $ 209,395
                                          =========     =========     =========

                                 IDT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     The income statement classification of the provision (benefit) for income taxes consists of the following at July 31:

                                                 1999        2000       2001
                                                        (in thousands)
Income tax provision attributable
  to continuing operations ................   $   7,253   $ 218,403   $ 209,395
                                              ---------   ---------   ---------
Income tax benefit attributable to
  extraordinary loss ......................      (2,090)     (1,895)         --
                                              ---------   ---------   ---------
                                              $   5,163   $ 216,508   $ 209,395
                                              =========   =========   =========

     The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows:

                                                1999         2000        2001
                                             ---------    ---------   ---------
                                                        (in thousands)
Federal income tax at statutory rate ......  $  (3,842)   $ 137,513   $ 261,618
Foreign tax rate differential ..............        --           --     (99,563)
Losses for which no benefit provided ......      6,110       32,703      19,141
Nondeductible expenses ....................      2,226       17,625       2,162
State and local and foreign income tax ....        647       28,612      26,037
Other .....................................         22           55          --
                                             ---------    ---------   ---------
                                             $   5,163    $ 216,508   $ 209,395
                                             =========    =========   =========

7.       Stockholders' Equity

   Common Stock, Class A Common Stock, and Class B Common Stock

     The rights of holders of common stock, Class A common stock and Class B common stock are identical except for certain voting and conversion rights and restrictions on transferability. The holders of Class A common stock are entitled to three votes per share. The holders of Class B common stock are entitled to one-tenth of a vote per share, and the holders of common stock are entitled to one vote per share. Class A common stock is subject to certain limitations on transferability that do not apply to the common stock and Class B common stock. Each share of Class A common stock may be converted into one share of common stock, at any time at the option of the holder.

   Stock Options

     Prior to March 15, 1996, the Company had an informal stock option program whereby employees were granted options to purchase shares of common stock. Under this informal program, options to purchase 4,317,540 shares of common stock were granted.

                                 IDT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     The Company adopted a stock option plan as amended (the "Option Plan") for officers, employees and non-employee directors to purchase up to 6,300,000 shares of the Company's common stock. In September 2000, the Board of Directors of the Company approved an amendment to the Option Plan to reserve for issuance of 6,000,000 shares of Class B common stock. Generally, options become exercisable over vesting periods up to six years and expire ten years from the date of grant.

     A summary of stock option activity under the Company's stock option plan is as follows:

                                                                Weighted-Average
                                                     Shares      Exercise Price
                                                   ----------   ----------------

Outstanding at July 31, 1998.............           6,429,270         $  3.95
Granted..................................           2,272,482            7.61
Exercised................................          (1,393,680)           2.93
Canceled.................................            (116,000)           7.43
Forfeited................................             (16,140)           4.14
                                                   ----------
Outstanding at July 31, 1999.............           7,175,932            5.25
Granted..................................           8,851,086            9.98
Exercised................................          (2,621,400)           5.54
Canceled.................................             (95,000)           8.86
Forfeited................................             (31,500)          10.93
                                                   ----------
Outstanding at July 31, 2000.............          13,279,118            8.31
Granted..................................           5,112,004            9.15
Exercised................................          (1,041,451)           6.61
Canceled.................................            (299,247)           5.71
Forfeited................................             (55,200)          12.63
                                                   ----------
Outstanding at July 31, 2001.............          16,995,224         $  8.70
                                                   ==========

     The following table summarizes the status of stock options outstanding and exercisable at July 31, 2001:

                                                        Stock Options Outstanding
                                            -------------------------------------------------------
                                                             Weighted-Average
                                                                 Remaining          Number of Stock
                                                              Contractual Life          Options
         Range of Exercise Prices           Number of Options    (in years)           Exercisable
         ------------------------           -----------------    ----------           -----------
$0.10 - $0.10..............................          470,500         3.0                 470,500
$0.21 - $0.21..............................           17,632         3.7                  17,632
$0.41 - $0.41..............................           81,000         3.0                  81,000
$0.83 - $0.83..............................           30,000         3.7                  30,000
$2.19 - $2.63............................            705,400         5.6                 705,400
$3.44 - $4.13............................            985,250         5.7                 835,250
$5.63 - $8.00............................          2,581,400         6.5               1,823,091
$8.72 - $12.13...........................         10,960,542         8.9               3,065,020
$13.13 - $18.51..........................          1,163,500         8.2                 732,350
                                                  ----------         ---               ---------
                                                  16,995,224         7.9               7,760,243
                                                  ==========         ===               =========

     The weighted-average fair value of options granted was $4.63, $7.42 and $7.05 for the years ended July 31, 1999, 2000, and 2001, respectively.

     Pro forma information regarding net income (loss) and income (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for employees' stock options under the fair value method provided by

                                 IDT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

that statement. The fair value of the stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for vested and non-vested options.

                                                        1999              2000              2001
                                                     -------            -------           -------
     Assumptions
     Average risk-free interest rate..........         4.67%             6.49%             4.77%
     Dividend yield...........................           --                --                --
     Volatility factor of the expected market
     price of the Company's common stock......           84%               81%               90%
     Average life............................        5 years            5 years           5 years

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employees' stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options under SFAS No. 123 is amortized to expense over the options' vesting period. For the years ended July 31, 1999, 2000 and 2001, pro forma net income
(loss) and pro forma net income (loss) per share under SFAS No.123 amounted to the following:

                                                  Year ended July 31,
                                     -------------------------------------------
                                        1999             2000           2001
                                     -----------     -----------    ------------
Pro forma net income (loss)         (53,295,000)     214,286,000    514,716,000

Pro forma net income (loss)
   per share:
     Basic                                (0.80)            3.06           7.54
     Diluted                              (0.80)            2.84           6.88

     The Company has modified stock options granted for certain employees of the Company to accelerate or extend their terms. Accordingly, the Company recorded additional compensation expense of approximately $3,082,000 and $985,000, for the years ended July 31, 2001 and 2000, respectively.

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

     During the quarter ended July 31, 2000, stock options issued to certain officers and employees of Net2Phone were accelerated in accordance with the original stock option awards and as a result Net2Phone recorded approximately $12,500,000 in compensation charges as a result of the acceleration. During the quarter ended July 31, 2000, stock options issued to certain officers and employees of IDT were modified and as a result, Net2Phone recorded $18,300,000 in compensation charges.

   Net2Phone Series A Stock

     On May 13, 1999, Net2Phone designated 3,150,000 shares of its preferred stock as Series A ("Series A Stock") and sold 3,140,000 of such shares to unrelated third parties in a private placement transaction for aggregate gross proceeds of $31,400,000.

   Stock Buyback Program

     During the year ended July 31, 2000, the Board of Directors of the Company authorized the repurchase of up to twenty million shares of the Company's common stock. In October 2000, the Board of Directors authorized a further increase in the share repurchase program to 25 million shares. During fiscal 2001, the Company repurchased 8.0 million shares, for an aggregate purchase price of $135,849,000. Combined with 6.3 million shares purchased during Fiscal 2000, the

                                 IDT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Company has repurchased a total of approximately 14.3 million shares of common stock through the end of Fiscal 2001. In addition, the Company has repurchased
1.4 million common shares during the first quarter of Fiscal 2002.

   Liberty Media Transaction

     On March 27, 2000, Liberty Media agreed to purchase approximately 9.9% of the equity of IDT, equal to approximately 7,550,000 shares of IDT's common stock and exchangeable for shares of Class B common stock. On June 6, 2000, Liberty Media completed the purchase of 7,457,898 shares of IDT's common stock at $17.25 per share, resulting in aggregate cash consideration of approximately $128,648,000. Liberty Media also has the right to nominate a director for election to the IDT Board of Directors.

   AT&T Transaction

     In March 2000, the Company was granted the option to sell AT&T 4,081,632 shares of its Class B common stock for approximately $74,787,000. In March 2001, the Company exercised this option.

   Hicks Muse Tate & First Transaction

      In June 2001, the Company issued stock options to Hicks, Muse, Tate & Furst Incorporated ("HMTF") to purchase up to 2,200,000 shares of the Company's Class B common stock at exercise prices ranging from $11.25 to $15.00 per share, as defined. The stock options are exercisable on the first anniversary of the agreement, and expire on the fifth anniversary date. In consideration for the stock options issued to HMTF, the Company received $2,000,000 in cash.

   IDT Charitable Foundation

In May 2001, the Company established the IDT Charitable Foundation ("Foundation") with the purpose of obtaining money or property to be contributed from time to time to eligible charitable organizations. The Foundation also administers a matching gifts program available to our directors, officers, employees and retirees.

In July 2001, the Company funded the Foundation with 2.2 million shares of Class B common stock worth approximately $26,378,000 million at that time.

   Net2Phone Summary Financial Information

     Summary financial information for Net2Phone as of July 31, 2000 is as follows:

     ($'s in thousands):

     Current assets                                          $    156,023
     Total assets                                            $    411,728
     Working capital                                         $    106,372
     Revenue                                                 $     72,401
     Operating loss                                          $   (128,513)

                                 IDT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

8.       Commitments and Contingencies

   Legal Proceedings

     On February 15, 2000, Multi-Tech Systems, Inc. filed suit against Net2Phone, Inc. and other companies in the United States Federal District Court in Minneapolis, Minnesota. In its press release, Multi-Tech stated that "the defendant companies are infringing because they are providing the end users with the software necessary to simultaneously transmit voice and data on their computers in the form of making a phone call over the Internet." Net2Phone has defended the lawsuit vigorously. Net2Phone has filed an answer and discovery has now been completed. Trial of this matter is tentatively scheduled for August 1, 2002. In the interim, it is likely that various motions will be filed to limit the scope of the plaintiff's claims or to dismiss the action in its entirety. Net2Phone believes that the Multi-Tech claims are without merit. However, should a judge issue an injunction against Net2Phone requiring that they cease distributing Multi-Tech's software or providing Multi-Tech's software-based services, such an injunction could have a material adverse effect on Net2Phone's business operations, financial condition, results of operations and cash flows.

     IDT filed a Complaint with the United States District Court for the District of New Jersey on January 29, 2001, against Telefonica S.A., Terra Networks, S.A., Terra Networks, U.S.A., Inc. and Lycos, Inc. The complaint asserts claims against the defendants for, among other things, breaches of various contracts, breach of fiduciary duty, securities violations, fraudulent misrepresentation, negligent misrepresentation, fraudulent concealment and tortious interference with prospective economic advantage. The defendants have been served with the complaint. IDT has filed an amended complaint and the defendants have filed an answer to the amended complaint. Terra Networks, S.A., has filed a Counterclaim for breach of contract alleging that IDT was required to pay to Terra Networks, S.A. $3,000,000, and that IDT has allegedly failed to do so. The Defendants have filed a Motion to Dismiss the Complaint. On September 14, 2001, the Court issued an Order: (a) permitting IDT to take discovery relevant to the subject of whether Telefonica is subject to personal jurisdiction, (b) denying Telefonica's motion to dismiss for lack of personal jurisdiction without prejudice to Telefonica's right to renew the motion upon the completion of jurisdictional discovery, and (c) carrying on the calendar defendants' motion to dismiss on non-jurisdictional grounds pending the completion of jurisdictional discovery.

     On May 25, 2001, IDT filed a Statement of Claim with the American Arbitration Association naming Telefonica Internacional, S.A. ("Telefonica") as the Respondent. The Statement of Claim asserts that IDT and Telefonica entered into a Memorandum of Understanding ("MOU") that involved, among other things, the construction and operation of a submarine cable network around South America ("SAm-I"). IDT is claiming, among other things, that Telefonica breached the MOU by: (1) failing to negotiate SAm-I agreements; (2) refusing to comply with the equity provisions of the MOU; (3) refusing to sell capacity and back-haul capacity pursuant to the MOU; and (4) failing to follow through on the joint venture. In addition to IDT's request that Telefonica comply with the terms of the MOU, IDT is alleging that it has been damaged in amounts not less than: (1) $1.15 billion for claim number 1 above; (2) $1.15 billion for claim number 2 above; (3) $100 million for claim number 3 above; and (4) $750 million for claim number 4 above. Telefonica has responded to IDT's Statement of Claims and has filed a Statement of Counterclaim which alleges, inter alia: (1) Fraud in the Inducement; (2) Tortious Interference with Prospective Business Relations; (3) Breach of the Obligations of Good Faith and Fair Dealing; and (4) Declaratory and Injunctive Relief. This action is currently in the early stages of discovery.

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

   Lease Obligations

     The future minimum payments for all capital and operating leases as of July 31, 2001 are approximately as follows:

                                 IDT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                                           Operating           Capital
                                                            Leases             Leases
                                                        --------------     --------------
                                                                  (In thousands)
Year ending July 31:
   2002...........................................      $        9,595     $       21,386
   2003...........................................               8,527             21,710
   2004...........................................               8,042             15,557
   2005...........................................               7,780             10,212
   2006...........................................               6,920              8,179
   Thereafter.....................................              93,331                 --
                                                        --------------     --------------
Total payments....................................      $      134,195             77,044
                                                        ==============
Less amount representing interest.................                                 (8,975)
Less current portion..............................                                (18,270)
                                                                           --------------
Capital lease obligations--long-term portion.......                        $       49,799
                                                                           ==============


     Rental expense under operating leases was approximately $2,821,000, $6,857,000 and $4,857,000 for the years ended July 31, 1999, 2000 and 2001, respectively.

   Commitments

     The Company has entered into purchase commitments of approximately $31,000,000, primarily related to connectivity agreements.

9.      Business Segment Information

     Based principally on products and services provided, the Company has identified five reportable business segments: Wholesale Telecommunications Services, Retail Telecommunications Services, Internet Services, Internet Telephony, and Ventures The operating results of these business segments are distinguishable, are regularly reviewed by Company management and are integral to their decision making process.

     The Wholesale Telecommunications Services business segment is comprised of wholesale carrier services sold to other U.S. and international carriers. The Retail Telecommunications Services business segment includes prepaid and rechargeable calling cards, international retail services and domestic long distance services. The Internet Services business segment includes dial-up access services and direct connect dedicated service. The Internet Telephony business segment reflects the results of the Company's formerly majority-owned subsidiary, Net2Phone, prior to the elimination of minority interests. The Ventures business segment, new for the fiscal year ended July 31, 2000, includes new industries explored by the Company, such as CTM Brochure Display, Inc.

     The Company evaluates the performance of its business segments based primarily on operating income after depreciation and amortization but prior to interest expense and income taxes. All corporate overhead is allocated to the business segments based on time and usage studies, except for certain specific corporate transactions that are not associated with the operations of the business segments. Operating results and other financial data presented for the principal business segments of the Company for the years ended July 31, 1999, 2000 and 2001 are as follows (in thousands):

                                 IDT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                 Wholesale          Retail
                            Telecommunications Telecommunications   Internet     Internet
                                  Services         Services         Services     Telephony     Ventures    Corporate     Total
                            ------------------ ------------------ -----------   -----------   ----------   ---------   -----------
Year ended July 31, 1999
Total segment revenue ........  $   301,413     $   395,542       $    17,882   $    33,256   $       --   $      --   $   748,093
Less revenue between segments       (12,383)             --              (948)       (2,578)          --          --       (15,909)
                                -----------     -----------       -----------   -----------   ----------   ---------   -----------
Total unaffiliated revenue ...      289,030         395,542            16,934        30,678           --          --       732,184
Income (loss) from operations        12,596          12,283            (8,197)      (24,408)          --          --        (7,726)
Depreciation and amortization        14,120          15,275             4,699         2,266           --          --        36,360

Year ended July 31, 2000
Total segment revenue ........      549,213         504,594            13,768        72,401        1,639          --     1,141,615
Less revenues between segments      (28,695)         (2,082)             (600)      (16,326)          --          --       (47,703)
                                -----------     -----------       -----------   -----------   ----------   ---------   -----------
Total unaffiliated revenue ...      520,518         502,512            13,168        56,075        1,639          --     1,093,912
Income (loss) from operations       (11,458)        (33,877)          (18,112)     (125,865)     (27,299)         --      (216,611)
Depreciation and amortization        18,407          17,771             5,285         6,804          297          --        48,564
Total assets .................      431,659         358,656            13,145       403,202       12,393          --     1,219,055

Year ended July 31, 2001
Total segment revenue ........      388,120         816,384             9,876            --       16,570          --     1,230,950
Less revenues between segments           --              --                --            --           --          --            --
                                -----------     -----------       -----------   -----------   ----------   ---------   -----------
Total unaffiliated revenue ...      388,120         816,384             9,876            --       16,570          --     1,230,950
Income (loss) from operations       (68,289)        (58,082)          (19,949)           --     (253,502)    (32,888)     (432,710)
Depreciation and amortization        24,542          27,937             4,396            --        3,476          --        60,351

Total assets .................  $   535,776     $ 1,066,402       $    14,587   $        --   $  264,573   $      --   $ 1,881,338


     Revenue from customers located outside of the United States represented approximately 13%, 17% and 16% of total revenue for the years ended July 31, 1999, 2000 and 2001, respectively, with no single foreign geographic area representing more than 10% of total revenues for the years ended July 31, 1999 and 2000 and Western Europe representing approximately 15% of total revenues for the year ended July 31, 2001. Revenues are attributed to countries based on the location of the customer. Long-lived assets held outside of the United States totaled approximately $24,400,000 and $88,800,000 as of July 31, 2000 and 2001, respectively.

     As a result of the Company's gradual exit from the dial-up Internet access service business, including the sale of the majority of its dial-up Internet access customers, the Company recorded an impairment charge of approximately $5,957,000 during the year ended July 31, 2001 for the write-down of certain Internet Services segment fixed assets, primarily relating to equipment previously used to provide dial-up Internet access services.

10.      Additional Financial Information

     Trade accounts payable includes approximately $96,215,000 and $112,918,000 due to telecommunication carriers at July 31, 2000 and 2001, respectively.

11.      Acquisitions

   CTM Brochure Display, Inc.

     On June 30, 2000, the Company acquired a 100% interest in CTM Brochure Display, Inc. ("CTM"), a brochure distribution company, for an aggregate purchase price of approximately $23,800,000. The purchase price consisted primarily of $5,100,000 in cash, $16,942,000 in notes payable to the former owners and the liquidation of $1,400,000 of CTM's bank debt. In connection with the transaction, the Company recorded goodwill of $23,000,000 which is being amortized over 20 years and tax liabilities of $3,000,000. The acquisition was accounted for as a purchase, and accordingly, the net assets and results of operations of the acquired business have been included in the consolidated financial statements from the date of acquisition. During the year ended July 31, 2001, the Company repaid the entire principal balance on the notes payable, together with accrued interest.

   Aplio, S.A.

     On July 7, 2000, Net2Phone acquired all of the outstanding capital stock of Aplio, S.A ("Aplio"), a company located in France with technology that enables VoIP devices. Consideration consisted of $2,900,000 in cash at closing, 582,749 shares of Net2Phone's common stock which were valued at $35.50 per share, issuance of promissory notes aggregating $6,500,000, $1,100,000 in acquisition related costs and $4,800,000 in cash to be paid within eighteen months of the closing of the transaction.

     As collateral for the $4,800,000 payment, Net2Phone has acquired 152,390 shares of its common stock in escrow. The aggregate purchase price of $36,000,000 plus the fair value of net liabilities assumed of $2,700,000 totaled approximately $38,700,000 which was allocated as follows: approximately $17,500,000 to goodwill, $20,700,000 to core technology and patents and $500,000 to assembled workforce.

                                 IDT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The acquisition was accounted for as a purchase by Net2phone, and accordingly, the net assets and results of operations of the acquired business was included in the consolidated financial statements through August 2000.

   PT-1 Communications

     In February 2001, the Company purchased certain assets of PT-1 Communications, Inc. ("PT-1"), a wholly-owned subsidiary of STAR Telecommunications, Inc., relating to its prepaid card business with a payment of cash and assumption of certain liabilities, including the obligation to honor the outstanding phone cards of PT-1. The cash payment and assumption of net liabilities incurred were approximately $26,300,000 with substantially all of the purchase price recorded as goodwill and being amortized over a period of 20 years.

   Equity Interests in Teligent, Inc. and ICG Communications, Inc.

     In April 2001, through its IDT Investments Inc. subsidiary ("IDT Investments") the Company acquired from Liberty Media 21,436,689 shares of Teligent, Inc. ("Teligent"), as well as an interest in ICG Communications, Inc. ("ICG"), represented by 50,000 shares of ICG's A-3 Preferred Stock and warrants to purchase 6,666,667 ICG common shares. In exchange, IDT Investments issued Liberty Media a total of 10,000 shares of its Class B Common Stock and 40,000 shares of its Preferred Class A stock. Upon completing the transaction, IDT effectively owned approximately 29% of the equity of Teligent, and approximately 40% of the equity of ICG.

     In May 2001, through its IDT Investments subsidiary, the Company entered into an agreement with various affiliates of HMTF to increase IDT's strategic investments in Teligent and ICG. Under the terms of the agreement, the HMTF affiliates received 18,195 shares of IDT Investments' Series B Convertible Preferred Stock in exchange for the HMTF affiliates' stakes in Teligent and ICG. The HMTF affiliates owned 219,998 shares of Teligent's Series A Convertible Preferred Stock, 23,000 shares of ICG's 8% Series A-2 Convertible Preferred Stock and warrants to purchase 3,066,667 shares of ICG's common stock. The share of the equity losses recorded by IDT subsequent to all of the above Teligent and ICG transactions have eliminated the carrying value of the investments in these companies.


     In May 2001, Teligent filed a voluntary bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code. ICG had previously filed for bankruptcy protection in November 2000.

12.      Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                        Year ended July 31
                                                     1999       2000      2001
                                                   --------   --------  --------
                                                          (In thousands)
Numerator:
   Net income (loss) ............................  $(18,204)  $230,850  $532,359
   Subsidiary redeemable preferred stock
    dividends ...................................   (26,297)        --        --
                                                   --------   --------  --------
   Net income (loss) attributable to common
    stockholders ................................  $(44,501)  $230,850  $532,359
                                                   ========   ========  ========
Denominator:
  Weighted-average number of shares
    outstanding--Basic ..........................    67,060     69,933    68,301
  Effect of stock options .......................        --      5,306     6,485
                                                   --------   --------  --------
  Weighted-average number of shares
    outstanding--Diluted ........................    67,060     75,239    74,786
                                                   ========   ========  ========

Basic earnings (loss) per share .................  $  (0.66)  $   3.30  $   7.79
Diluted earnings (loss) per share ...............     (0.66)      3.07      7.12

                                 IDT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     The following securities have been excluded from the dilutive per share computation as they are antidilutive

                                                       Year ended July 31
                                                  1999        2000        2001
                                               ---------   ---------   ---------
Stock options:...........................      3,587,966     449,500   1,163,500


13.      Net2Phone Subsidiary Stock Sales

     During the year ended July 31, 2000, the Company recognized approximately $350,344,000 in gains, including gain on sales of subsidiary stock related to Net2Phone stock sales as follows:

     On August 3, 1999, Net2Phone completed an initial public offering of 6,210,000 shares of common stock at an initial public offering price of $15.00 per share, resulting in net proceeds of approximately $85,300,000. Upon completion of the initial public offering, 3,140,000 shares of Net2Phone Series A Preferred Stock were converted into 9,420,000 shares of Net2Phone Class A Stock. As a result of the initial public offering and concurrent conversion of Series A Stock to Class A stock, the Company's ownership percentage in Net2Phone decreased from approximately 90.0% to approximately 56.2%. In connection with such offering, the Company recorded a gain on sale of stock by a subsidiary of approximately $65,464,000. Such gain is included in gain on sales of subsidiary stock for the year ended July 31, 2000. Deferred taxes of $26,200,000 have been provided on the gain.

     In December 1999, Net2Phone completed a secondary offering of 6,300,000 shares of common stock at a price of $55.00 per share. In connection with this offering, IDT also sold 2,200,000 shares of Net2Phone common stock at $55.00 per share. Proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses were approximately $292,800,000. The Company's ownership interest in Net2Phone before and after these transactions decreased from 56.2% to 47.97%. The Company recorded gains on sales of stock of approximately $182,594,000 in connection with these offerings. Such gains are included in gain on sales of subsidiary stock for the year ended July 31, 2000. Deferred taxes of approximately $30,700,000 have been provided for these gains.

     In March 2000, the Company acquired 806,452 shares of Yahoo! Inc. in exchange for 2,777,778 shares of Net2Phone common stock at a then equivalent market value of approximately $150,000,000. In connection with this transaction, the Company recorded a gain on sale of subsidiary stock of $102,286,000.

14.      TyCom Settlement

     On October 10, 2000, IDT reached a full and final settlement with TyCom Ltd. ("TyCom") of all pending claims brought against one another and their respective affiliates. The settlement agreement is subject to a confidentiality agreement among the parties and only the following disclosure by IDT is permitted under the terms of that agreement.

     Under the terms of the settlement, TyCom granted to IDT Europe B.V.B.A. ("IDT Europe"), free of charge, certain exclusive rights to use capacity on the transatlantic and transpacific segments of TyCom's global undersea fiber optic network (the "TyCom Global Network"), which TyCom is currently deploying. The settlement agreement provides for IDT Europe to obtain exclusive indefeasible rights to use two 10 Gb/s wavelengths on the transatlantic segment and two 10 Gb/s wavelengths on the transpacific segment for fifteen years from the applicable Handover Dates ("IRU") (as described below). TyCom previously announced that it expects the TyCom transatlantic network to be ready for service in September 2001, and the TyCom transpacific network to be ready for service in the second quarter of 2002, the respective "Ready for Service Dates." Under the terms of the settlement agreement, the Handover Dates for the wavelengths on the transatlantic segment are nine months (for the first wavelength) and 18 months (for the second wavelength), respectively, after the Ready for Service Date of the TyCom transatlantic network; and the Handover Date

                                 IDT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

for the wavelengths on the transpacific segment are nine months (for the first wavelength) and 18 months (for the second wavelength), respectively, after the Ready for Service Date of the TyCom transpacific network.

     Operation, administration and maintenance for the wavelengths used by the Company will be provided by TyCom for a fifteen year period after the relevant Handover Date, free of charge. TyCom has also granted the Company certain rights to resell any unused capacity on the wavelengths through TyCom as its sole and exclusive agent. In addition, the Company will also have the option, exercisable at least annually, to convert the available capacity on its wavelengths to available equivalent capacity on another portion of the TyCom Global Network. In recognition of the settlement, a gain of $313,486,000 was included as a component of "Other income" in the second quarter of Fiscal 2001. Due to a significant decline in IRU pricing and on demand for bandwidth capacity, the Company subsequently re-evaluated the recoverability of the carrying value of its IRU in accordance with SFAS No. 121 and as a result, the Company has recorded an impairment loss of $193,400,000 in the fourth quarter of Fiscal 2001 to reflect the asset's fair value.

16.      Subsequent Events

         On October 23, 2001 IDT entered into an agreement to lead a consortium that would concentrate ownership of approximately 50% (64% of the voting power) of Net2Phone. The consortium consists of IDT, Liberty Media, and AT&T, resulting in significant economic stakes in Net2Phone for all three parties. As part of the agreement, IDT and AT&T contributed their shares of Net2Phone (approximately
10.0 million and 18.9 million shares, respectively) to a newly formed Limited Liability Company (LLC). Liberty then acquired a susbtantial portion of the LLC's units from AT&T, while IDT increased its stake and AT&T retained a significant interest. IDT will be the managing member of th LLC.

                                 IDT CORPORATION

         FINANCIAL STATEMENT SCHEDULE--VALUATION AND QUALIFYING ACCOUNTS


                                                                Additions
                                               Balance at      Charged to
                                              Beginning of      Costs and                          Balance at
                                                 Period         Expenses        Deductions (1)   End of Period
                                              -----------      -------------    -------------    -------------
1999
Reserves deducted from accounts receivable:
     Allowance for doubtful accounts....      $ 6,255,000      $   5,558,000    $  (4,170,000)   $   7,643,000
2000
Reserves deducted from accounts receivable:
     Allowance for doubtful accounts....        7,643,000         20,154,000       (1,026,000)      26,771,000
2001
Reserves deducted from accounts receivable:
     Allowance for doubtful accounts....       26,771,000         32,873,000      (37,136,000)      22,508,000

(1)  Uncollectible accounts written off, net of recoveries.