Form 10-Q
period 2001-10-31
IDT CORP
filed 2001-12-17
CIK 1005731

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------



                                    FORM 10-Q


|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
           Act of 1934 for the Quarterly Period Ended October 31, 2001

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934


                         Commission File Number: 0-27898

                             ----------------------


                                 IDT CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


                    Delaware                                 22-3415036
   --------------------------------------             ----------------------
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)              Identification Number)


    520 Broad Street, Newark, New Jersey                      07102
---------------------------------------------             ------------
  (Address of principal executive offices)                 (Zip Code)

                                 (973) 438-1000
                 ----------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|



    Common Stock, $.01 par value - 23,304,003 shares as of December 13, 2001 Class A common stock, $.01 par value - 9,816,988 shares as of December 13, 2001 Class B common stock, $.01 par value - 47,525,841 shares as of December 13, 2001
            As of December 13, 2001, 5,419,963 shares of common stock and 4,019,163 shares of Class B common stock were held by IDT Telecom, Inc. (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                                 IDT CORPORATION

                                TABLE OF CONTENTS



PART I.    FINANCIAL INFORMATION...................................................................       3


     Item 1.  Financial Statements (Unaudited).....................................................       3

              Condensed Consolidated Balance Sheets as of October 31, 2001 and July 31, 2001.......       3
              Condensed Consolidated Statements of Operations for the three months ended October
              31, 2001 and 2000....................................................................       4
              Condensed Consolidated Statements of Cash Flows for the three months ended October
              31, 2001 and 2000....................................................................       5
              Notes to Condensed Consolidated Financial Statements.................................       6

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations................................................................      10

     Item 3.  Quantitative and Qualitative Disclosures About Market Risks..........................      16


PART II.  OTHER INFORMATION........................................................................      17


     Item 1.  Legal Proceedings....................................................................      17

     Item 2.  Changes in Securities and Use of Proceeds............................................      17

     Item 3.  Defaults Upon Senior Securities......................................................      17

     Item 4.  Submission of Matters to a Vote of Security Holders..................................      17

     Item 5.  Other Information....................................................................      17

     Item 6.  Exhibits and Reports on Form 8-K.....................................................      17


SIGNATURES ........................................................................................      20


                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

                                 IDT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                    October 31, 2001   July 31, 2001
                                                                                    ----------------   -------------
                                                                                      (Unaudited)         (Note 1)
Assets
Current assets:
 Cash and cash equivalents .......................................................     $ 1,044,025      $ 1,091,071
 Marketable securities ...........................................................           8,541            3,489
 Trade accounts receivable, net of allowance for doubtful accounts of
    approximately $27,449 at October 31, 2001 and $22,508 at July 31, 2001 .......         109,218          116,759
 Other current assets ............................................................          32,652           32,413
                                                                                       -----------      -----------
   Total current assets ..........................................................       1,194,436        1,243,732
Property, plant and equipment, net ...............................................         228,371          224,042
Goodwill and other intangibles, net ..............................................          31,527          197,804
Investments ......................................................................          79,683           60,732
Other assets .....................................................................         145,026          155,279
                                                                                       -----------      -----------
   Total assets ..................................................................     $ 1,679,043      $ 1,881,589
                                                                                       ===========      ===========

 Liabilities and stockholders' equity
  Current liabilities:
  Trade accounts payable .........................................................     $   135,040      $   163,313
  Accrued expenses ...............................................................          49,110           54,893
  Deferred revenue ...............................................................          87,687           71,387
  Notes payable--current portion .................................................              54            2,657
  Capital lease obligations--current portion .....................................          22,366           18,270
  Other current liabilities ......................................................          21,824           17,819
                                                                                       -----------      -----------
   Total current liabilities .....................................................         316,081          328,339
 Deferred tax liabilities ........................................................         380,764          390,914
 Notes payable--long-term portion ................................................             403              380
 Capital lease obligations--long-term portion ....................................          54,100           49,799
 Other liabilities ...............................................................             200           14,502
                                                                                       -----------      -----------
   Total liabilities .............................................................         751,548          783,934

 Minority interest ...............................................................          24,385           21,419

 Commitments and contingencies
 Stockholders' equity:
 Preferred stock, $.01 par value; authorized shares--10,000,000; no shares
    issued .......................................................................              --               --
 Common stock, $.01 par value; authorized shares--100,000,000; 17,840,090 and 22,791,789 shares issued and outstanding at October 31, 2001 and
    July 31, 2001, respectively ..................................................             178              228
 Class A common stock, $.01 par value; authorized shares--35,000,000;
    9,816,988 shares issued and outstanding at October 31, 2001 and
    July 31, 2001, respectively ..................................................              98               98
 Class B common stock, $.01 par value; authorized shares--100,000,000;
    43,261,526 and 39,291,411 shares issued and outstanding at October 31,
    2001 and July 31, 2001, respectively .........................................             433              393
 Additional paid-in capital ......................................................         496,082          494,093
 Treasury stock, at cost .........................................................        (153,375)        (138,087)
 Accumulated other comprehensive income ..........................................          (4,077)          (2,575)
 Retained earnings ...............................................................         563,771          722,086
                                                                                       -----------      -----------
   Total stockholders' equity ....................................................         903,110        1,076,236
                                                                                       -----------      -----------
   Total liabilities and stockholders' equity ....................................     $ 1,679,043      $ 1,881,589
                                                                                       ===========      ===========

            See notes to condensed consolidated financial statements.

                                 IDT CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)



                                                                                        Three months ended October 31,
                                                                                       --------------------------------
                                                                                            2001                 2000
                                                                                       -----------          ------------
Revenues .....................................................................         $   339,209          $   276,597

Costs and expenses:
  Direct cost of revenues ....................................................             266,607              238,619
  Selling, general and administrative ........................................              67,141               83,382
  Depreciation and amortization ..............................................              15,245               14,666
  Impairment charges .........................................................               2,781                   --
                                                                                       -----------          -----------

Total costs and expenses .....................................................             351,774              336,667
                                                                                       -----------          -----------
Loss from operations .........................................................             (12,565)             (60,070)

Interest income, net .........................................................               8,813               13,415

Other income (expense) .......................................................             (19,750)           1,313,604
                                                                                       -----------          -----------
Income (loss) before income taxes, minority
  interest and cumulative effect of accounting
  change .....................................................................             (23,502)           1,266,949

Provision for (benefit from) income taxes ....................................             (18,222)             396,458
Minority interest expense ....................................................               6,052                  923
                                                                                       -----------          -----------

Income (loss) before cumulative effect of accounting
change .......................................................................             (11,332)             869,568

Cumulative effect of accounting change, net of
  income taxes ...............................................................            (146,983)                  --
                                                                                       -----------          -----------

Net income (loss) ............................................................         $  (158,315)         $   869,568
                                                                                       ===========          ===========
Earnings per share:
Income (loss) before cumulative effect of accounting change:
  Basic ......................................................................         $     (0.16)         $     12.43
  Diluted ....................................................................         $     (0.16)         $     11.27
Cumulative effect of accounting change, net of income taxes:
  Basic ......................................................................         $     (2.06)         $        --
  Diluted ....................................................................         $     (2.06)         $        --
Net income (loss):
  Basic ......................................................................         $     (2.22)         $     12.43
  Diluted ....................................................................         $     (2.22)         $     11.27

Weighted-average number of shares used in
  calculation of earnings per share - basic ..................................              71,409               69,931
                                                                                       ===========          ===========
Weighted-average number of shares used in
  calculation of earnings per share - diluted ................................              71,409               77,185
                                                                                       ===========          ===========

            See notes to condensed consolidated financial statements.

                                 IDT CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                              Three months ended October 31,
                                                                             --------------------------------
                                                                                 2001                2000
                                                                             -----------          -----------
Net cash provided by (used in) operating activities ................         $    18,266          $   (31,183)

Investing activities
Purchases of property, plant and equipment .........................             (10,922)             (27,367)
Net (issuance) collection of notes receivable ......................              (2,638)                 733
Net proceeds from sales of subsidiary stock ........................                  --            1,042,113
Acquisition ........................................................              (2,394)                  --
Purchases of investments, net ......................................             (18,889)              (9,172)
Net (purchases) sales of marketable securities .....................              (5,489)              22,255
                                                                             -----------          -----------

Net cash (used in) provided by investing activities ................             (40,332)           1,028,562

Financing activities
Proceeds from exercise of stock options ............................               1,418                1,747
Repayment of borrowings ............................................                 (60)              (9,060)
Repayment of capital lease obligations .............................              (4,891)              (4,890)
Common stock repurchases ...........................................             (15,302)             (76,299)
Distributions to minority shareholder ..............................              (6,145)              (1,160)
                                                                             -----------          -----------

Net cash used in financing activities ..............................             (24,980)             (89,662)
                                                                             -----------          -----------

Net (decrease) increase in cash and cash equivalents ...............             (47,046)             907,717

Cash and cash equivalents, beginning of period .....................           1,091,071              162,879
                                                                             -----------          -----------

Cash and cash equivalents, end of period ...........................         $ 1,044,025          $ 1,070,596
                                                                             ===========          ===========
Supplemental disclosures of cash flow information
Interest paid ......................................................         $     1,495          $     3,315
Income taxes paid ..................................................         $        --          $        --


            See notes to condensed consolidated financial statements.

                                 IDT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of IDT Corporation and its subsidiaries (collectively, the "Company" or "IDT") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior year's unaudited condensed consolidated financial statements to conform to the current year's presentation. Operating results for the three-month period ended October 31, 2001 are not necessarily indicative of the results that may be expected for the year ending July 31, 2002. The balance sheet at July 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 2001, as filed with the Securities and Exchange Commission.

     On May 4, 2001, the Company declared a stock dividend of one share of Class B common stock for every one share of common stock, Class A common stock and Class B common stock. The Company distributed the dividend shares on May 31, 2001. The stock dividend has been accounted for as a stock split and all references to the number of common shares and per common share amounts for the three months ended October 31, 2000 have been restated to give retroactive effect to the stock dividend for all periods presented.

Note 2 - Business Segment Information

     During Fiscal Year 2001, the Company concluded a restructuring that transformed IDT Corporation into a holding company, with operations conducted through two main subsidiaries: IDT Telecom, Inc. and IDT Ventures, Inc. The Company's Wholesale Telecommunications Services and Retail Telecommunications Services business segments are conducted through IDT Telecom, Inc. The Company's former Internet Services business segment has been incorporated into the Ventures business segment, which is conducted through IDT Ventures, Inc. As a result of the restructuring, the Company also monitors separately its general corporate expenses which are not allocated to the business segments. Prior periods results have been reclassified to conform to the current period's presentation. Operating results and other financial data presented for the principal business segments of the Company are as follows (in thousands):

                                                  Wholesale           Retail
                                             Telecommunications  Telecommunications
                                                  Services           Services           Ventures         Corporate         Total
                                             ------------------  -------------------   ----------       ----------       ----------
Three months ended October 31, 2001
Revenues ....................................    $  68,158            $ 265,337        $   5,714               --        $ 339,209
                                                 =========            =========        =========        =========        =========
Income (loss) from operations ...............    $ (10,790)           $  10,908        $  (6,484)       $  (6,199)       $ (12,565)
                                                 =========            =========        =========        =========        =========
Three months ended October 31, 2000
Revenues ....................................    $ 110,768            $ 157,042        $   8,787               --        $ 276,597
                                                 =========            =========        =========        =========        =========
Income (loss) from operations ...............    $ (14,891)           $ (13,013)       $ (24,864)       $  (7,302)       $ (60,070)
                                                 =========            =========        =========        =========        =========

Note 3 - Property, Plant and Equipment

     Property, plant and equipment consists of the following (in thousands):

                                                                             October 31, 2001         July 31, 2001
                                                                             ----------------       ----------------
Equipment..............................................................       $    279,231          $    264,422
Computer software......................................................             10,274                10,192
Leasehold improvements.................................................             25,491                21,603
Furniture and fixtures.................................................             11,693                11,120
Land and building......................................................              8,937                 8,937
                                                                              ------------          ------------
                                                                                   335,626               316,274
Less: Accumulated depreciation and amortization........................           (107,255)              (92,232)
                                                                              ------------          ------------
Property, plant and equipment, net.....................................       $    228,371          $    224,042
                                                                              ============          ============

                                 IDT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



     During the three months ended October 31, 2001, the Company recorded an impairment charge of $2.8 million, primarily resulting from the write-down of certain decommissioned European telecommunications switch equipment.

Note 4 - Other Comprehensive Income

     Other comprehensive loss of $1.5 million and other comprehensive income of $47.2 million were recorded for the three month periods ended October 31, 2001 and October 31, 2000, respectively, consisting primarily of unrealized gain/losses in the fair market value of marketable securities, and the net loss from currency translation adjustments primarily associated with the Company's European subsidiaries.

Note 5 - NTOP Holdings, LLC

     On October 23, 2001, IDT entered into an agreement to lead a consortium that would concentrate ownership of approximately 50% (64% of the voting power) of Net2Phone, Inc. ("Net2Phone"). The consortium consists of IDT, Liberty Media Corporation ("Liberty"), and AT&T Corporation ("AT&T"), resulting in significant economic stakes in Net2Phone for all three parties. As part of the agreement, IDT and AT&T contributed their shares of Net2Phone (approximately 10.0 million and 18.9 million shares, respectively) to a newly formed limited liability company, NTOP Holdings, LLC ("LLC"). Liberty then acquired a substantial portion of the LLC's units from AT&T, while IDT increased its stake and AT&T retained a significant interest. The LLC now holds an aggregate of 28.9 million shares of Net2Phone's Class A common stock. IDT holds the controlling membership interest in the LLC and is the managing member of the LLC. The Company accounts for its investment in the LLC using the equity method since its control in the LLC is deemed to be temporary due to unilateral liquidation rights held by each of the LLC members.

     In March 2001, the Company exercised an option to sell to AT&T approximately 2.0 million shares of its Class B common stock for approximately $75.0 million. In conjunction with the formation of the consortium, IDT guaranteed to AT&T the value of approximately 1.4 million shares of IDT Class B common stock still being retained by AT&T. If the value of IDT Class B common stock is less than $27.5 million on October 19, 2002, and AT&T or an affiliate retains all the shares through such date, then IDT will be obligated to pay AT&T the difference with cash, additional shares of IDT Class B common stock or a combination of both, at the option of IDT. In connection with this obligation, the Company recorded a charge of $14.0 million during the first quarter of Fiscal Year 2002, reflected in "other income (expense)." The Company is subject to additional charges through October 19, 2002 based on changes in the market value of IDT Class B common stock.

Note 6 - Cumulative effect of Accounting Change

     In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

     The Company has chosen to early adopt the new rules on accounting for goodwill and other intangible assets and apply them beginning in the first quarter of Fiscal Year 2002. As such, the Company performed the required impairment tests of goodwill as of August 1, 2001, and as a result, the Company recorded an impairment charge of $147.0 million net of tax. The impairment charge was recorded as a cumulative effect adjustment of a change in accounting principle.

                                 IDT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Note 7 - Legal Proceedings and Contingencies

     IDT filed a Complaint with the United States District Court for the District of New Jersey on January 29, 2001, against Telefonica S.A., Terra Networks, S.A., Terra Networks, U.S.A., Inc. and Lycos, Inc. The Complaint asserts claims against the defendants for, among other things, breaches of various contracts, breach of fiduciary duty, securities violations, fraudulent misrepresentation, negligent misrepresentation, fraudulent concealment and tortious interference with prospective economic advantage. The defendants have been served with the Complaint. IDT has filed an Amended Complaint and the defendants have filed an answer to the Amended Complaint. Terra Networks, S.A. has filed a Counterclaim for breach of contract alleging that IDT was required to pay to Terra Networks, S.A. $3.0 million, and that IDT has allegedly failed to do so. The defendants have filed a Motion to Dismiss the Complaint. On September 14, 2001, the Court issued an Order: (a) permitting IDT to take discovery relevant to the subject of whether Telefonica S.A. is subject to personal jurisdiction, (b) denying Telefonica S.A.'s motion to dismiss for lack of personal jurisdiction without prejudice to Telefonica S.A.'s right to renew the motion upon the completion of jurisdictional discovery, and (c) carrying on the calendar defendants' motion to dismiss on non-jurisdictional grounds pending the completion of jurisdictional discovery.

     On May 25, 2001, IDT filed a Statement of Claim with the American Arbitration Association naming Telefonica Internacional, S.A. ("Telefonica") as the Respondent. The Statement of Claim asserts that IDT and Telefonica entered into a Memorandum of Understanding ("MOU") that involved, among other things, the construction and operation of a submarine cable network around South America ("SAm-I"). IDT is claiming, among other things, that Telefonica breached the MOU by: (1) failing to negotiate SAm-I agreements; (2) refusing to comply with the equity provisions of the MOU; (3) refusing to sell capacity and back-haul capacity pursuant to the MOU; and (4) failing to follow through on the joint venture. Telefonica has responded to IDT's Statement of Claim and has filed a Statement of Counterclaim which alleges, inter alia: (1) Fraud in the Inducement; (2) Tortious Interference with Prospective Business Relations; (3) Breach of the Obligations of Good Faith and Fair Dealing; and (4) Declaratory and Injunctive Relief. This action is currently in the early stages of discovery.

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

Note 8 - Stockholders' Equity

   Stock Buyback Program

     The Company's Board of Directors has authorized the repurchase of up to 25 million shares of its common stock. The Company repurchased approximately
1.4 million shares of its common stock, for an aggregate purchase price of approximately $15.3 million, during the three months ended October 31, 2001. Through October 31, 2001, the Company has repurchased an aggregate of 15.6 million shares of its common stock under the authorized stock buyback program, of which approximately 6.2 million shares have been retired.

                                 IDT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


   Liberty Conversion

     Pursuant to a Lock-Up, Registration Rights and Exchange Agreement between the Company and Liberty, on October 11, 2001 the Company issued to Liberty 3,810,265 shares of IDT Class B common stock in exchange for 3,728,949 shares of IDT common stock. The exchange rate was based upon the relative average market prices for the IDT Class B common stock and the IDT common stock during a specified 30 trading day period.

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the accompanying condensed consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended July 31, 2001, as filed with the Securities and Exchange Commission.

Overview

   General

     IDT Corporation ("IDT") is a leading facilities-based emerging multinational carrier that provides a broad range of telecommunications services to retail and wholesale customers worldwide. During Fiscal Year 2001, we concluded a restructuring that transformed IDT Corporation into a holding company, with operations conducted through two main subsidiaries: IDT Telecom, Inc. and IDT Ventures, Inc.

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

     IDT offers retail long distance services to over 340,000 individual and business customers in the U.S. and worldwide. In addition, we have approximately 185 wholesale customers located in the U.S. and Europe.

   Outlook

     In recent years, we have derived the majority of our revenues from our core telecommunications businesses, consisting primarily of retail prepaid calling cards and wholesale carrier services. These businesses have accounted for the bulk of our operating expenses as well.

     We are also developing various new telecom, Internet, and broadcast media related businesses. During the first quarter of Fiscal Year 2002, we incurred approximately $6.5 million in development and marketing costs for these business ventures, which provided us with revenues of approximately $5.7 million. We anticipate that we will continue to incur significant costs related to these and other new ventures. The timing and magnitude of any revenues and/or operating profits to be realized from these new businesses remains uncertain.

     Price competition in the prepaid calling card and wholesale carrier businesses has led to significant pressures on these businesses' gross margins. This environment has led some of our competitors to de-emphasize their prepaid calling card and/or wholesale carrier operations in order to focus on higher margin telecommunications businesses. This has helped us to gain some market share, particularly in the retail calling card business, while experiencing a lower average per-minute price realization. Although our telecom minutes-of-use have been increasing strongly, due to market share gains in our retail calling card markets and selected acquisitions of prepaid calling card assets and businesses, our telecom revenues have increased at a much slower rate.

     Historically, our core telecommunications revenues were evenly divided between our retail calling card and wholesale carrier business lines. However, in recent quarters, our revenue mix has dramatically shifted toward retail business lines, reflecting the strong growth of our debit card business, aided by the purchase of the calling card operations of PT-1, and our domestic long distance business, while wholesale carrier revenues continue to decline due to a shift in our wholesale customer base. We anticipate that this shift in revenue mix will continue, with the majority of our telecommunications revenues being derived from retail products and services.

Three Months Ended October 31, 2001 Compared to Three Months Ended October 31, 2000

Results of Operations

     Revenue. Revenues increased 22.6%, from approximately $276.6 million for the three months ended October 31, 2000 to approximately $339.2 million for the three months ended October 31, 2001. Telecommunications revenues increased 24.5%, from approximately $267.8 million for the three months ended October 31, 2000 to approximately $333.5 million for the three months ended October 31, 2001. Revenues from Ventures businesses decreased 35.0%, from approximately $8.8 million for the three months ended October 31, 2000 to approximately $5.7 million for the three months ended October 31, 2001.

     Our telecommunications revenues increased primarily as a result of an approximately 81.8% growth in minutes of use (excluding minutes related to our domestic long distance business) from approximately 1.38 billion for the three months ended October 31, 2000 to approximately 2.51 billion for the three months ended October 31, 2001. The increase in minutes was due to increased marketing of our calling cards and the February 2001 acquisition of the prepaid calling card operations of PT-1 Communications, Inc. ("PT-1"), which outweighed the effects of lower wholesale carrier minutes. Our minutes of use grew at a faster rate than did our telecom revenues, reflecting a decline in the average revenue per minute. The average revenue per minute decreased during the three months ended October 31, 2001, compared to the three months ended October 31, 2000, despite the exit of several competitors from our core retail and wholesale markets, due to the intensified price competition initiated by our remaining competitors, as they attempt to defend their remaining share of the market. The decline in wholesale carrier minutes resulted from a reduction in the number of wholesale carrier services clients, reflecting an ongoing transition of our wholesale customer base towards a smaller group of larger, more financially stable customers. The decline in wholesale carrier minutes resulted in a decrease in wholesale telecommunications revenues of 38.5%, from approximately $110.8 million for the three months ended October 31, 2000 to approximately $68.2 million for the three months ended October 31, 2001. As a percentage of telecommunications revenues, wholesale telecommunications revenues decreased from approximately 41.4% for the three months ended October 31, 2000 to approximately 20.4% for the three months ended October 31, 2001.

     Our revenue from retail telecommunications services increased 69.0%, from approximately $157.0 million for the three months ended October 31, 2000 to approximately $265.3 million for the three months ended October 31, 2001, as a result of increased sales of IDT-branded calling cards, the February 2001 acquisition of the prepaid calling card operations of PT-1, and higher domestic long distance revenues. As a percentage of overall telecommunications revenue, retail telecommunications revenue increased from approximately 58.6% for the three months ended October 31, 2000 to approximately 78.6% for the three months ended October 31, 2001. Calling card sales increased 65.3%, from approximately $146.6 million for the three months ended October 31, 2000, to approximately $242.4 million for the three months ended October 31, 2001, aided in large part by the acquisition of the calling card operations of PT-1, and by a continued expansion of market share. We continued to take market share from competitors who have scaled back their calling card operations or have left the market entirely. Calling card sales as a percentage of retail telecommunications services revenues decreased from 93.4% for the three months ended October 31, 2000 to 91.4% for the three months ended October 31, 2001, as revenues from domestic long distance services grew at a faster rate than did calling card revenues. Our revenues from domestic long distance services increased 154.9%, from approximately $8.7 million for the three months ended October 31, 2000, to approximately $22.2 million for the three months ended October 31, 2001. The domestic long distance revenue gains are attributable to the full introduction of our flat-rate, $0.05 a minute long distance calling plan, which was accompanied by an aggressive marketing campaign, resulting in a significant increase in the number of domestic long distance customers. Revenues from our other retail businesses, consisting primarily of our call reorigination services, amounted to $0.7 million for the three months ended October 31, 2001 versus $1.7 million for the three months ended October 31, 2000.

     As a percentage of total revenues, Ventures businesses revenues decreased to 1.7% for the three months ended October 31, 2001, from 3.2% for the three months ended Oct. 31, 2000. The decrease in Ventures businesses revenues reflects our gradual exit from the dial-up and DSL Internet access businesses.

     Direct Cost of Revenues. Our direct cost of revenues increased by 11.7%, from approximately $238.6 million for the three months ended October 31, 2000 to approximately $266.6 million for the three months ended October 31, 2001. As a percentage of total revenues, these costs decreased from 86.3% for the three months ended October 31, 2000 to 78.5% for the three months ended October 31, 2001. The dollar increase is due primarily to increases in underlying carrier and connectivity costs, as our telecommunications minutes of use grew significantly. As a percentage of total revenues, the decrease in direct costs reflects the higher gross margins experienced across all business lines, reflecting continued operating efficiency gains, as well as a continued shift in revenue mix towards higher-margin retail business lines.

     Selling, General and Administrative. Selling, general and administrative costs decreased 19.5%, from approximately $83.4 million for the three months ended October 31, 2000 to approximately $67.1 million for the three months ended October 31, 2001. As a percentage of total revenues, these costs decreased from 30.1% for the three months ended October 31, 2000 to 19.8% for the three months ended October 31, 2001. Selling, general and administrative expenses from telecommunications operations increased 5.8%, from $48.4 million for the three months ended October 31, 2000 to $51.2 million for the three months ended October 31, 2001. The increase in selling, general and administrative expenses for our telecommunications operations is due to several factors, including increased international calling card distribution costs, increased sales and marketing efforts for our retail services, such as prepaid calling cards and domestic long distance, as well as increased salaries, facilities costs and professional fees related to the expansion of our infrastructure to facilitate our current and anticipated future sales growth.

     Included in selling, general and administrative costs for the three months ended October 31, 2001 is approximately $10.4 million in selling, general and administrative costs associated with our Ventures segment, compared to $28.5 million for the three months ended October 31, 2000. The decrease in selling, general, and administrative costs in our Ventures businesses reflects the implementation of stricter management controls over operating expenses, as well as the restructuring of our Ventures business portfolio, with a shift from highly speculative ventures to more stable, entrepreneurial businesses. We also recorded approximately $5.5 million in general corporate expenses for the three months ended October 31, 2001, compared to $6.5 million recorded in the same period last year.

     We anticipate that selling, general and administrative expenses will increase in dollar terms in the future, and will continue to be equivalent to a significant percentage to total revenues, as we expand both our core telecommunications businesses and our new Ventures businesses. Over the next few quarters, as we move our different Ventures businesses through their respective development stages, we anticipate that selling, general and administrative expenses for our Ventures division could exceed, in dollar terms, the revenues generated from this division.

     Depreciation and Amortization. Depreciation and amortization costs increased 3.9%, from approximately $14.7 million for the three months ended October 31, 2000 to approximately $15.2 million for the three months ended October 31, 2001. As a percentage of revenues, these costs decreased from 5.3% for the three months ended October 31, 2000 to 4.5% for the three months ended October 31, 2001. These costs increased, in absolute dollar terms, primarily as a result of our higher fixed asset base during the three months ended October 31, 2001 as compared with the three months ended October 31, 2000, reflecting our efforts to expand our telecommunications network infrastructure and our facilities. Partially offsetting the increase in depreciation expense is the fact that we no longer amortize our goodwill as a result of the adoption, as of August 1, 2001, of SFAS No. 142. Depreciation and amortization declined as a percentage of revenues, as revenues for the three months ended October 31, 2001 increased at a faster rate than did depreciation charges. We anticipate that depreciation expense will continue to increase as we continue to add to our asset base, particularly in our telecommunications businesses, allowing us to implement our growth strategy.

     Impairment Charges. We recorded an impairment charge of $2.8 million during the quarter ended October 31, 2001, primarily resulting from the write-down of certain decommissioned European telecommunications switch equipment.

     Loss from Operations. Our loss from operations was $12.6 million for the three months ended October 31, 2001, compared to a loss from operations of $60.1 million for the three months ended October 31, 2000. Our telecommunications businesses recorded income from operations of approximately $0.1 million for the three months ended October 31, 2001, compared to a loss from operations of approximately $27.9 million for the three months ended October 31, 2000, due to the higher gross margins resulting from the revenue growth and the continued operating efficiency gains, as described above. Loss from operations for our Ventures segment for the three months ended October 31, 2001 was approximately $6.5 million, compared to an operating loss of approximately $24.9 million for the three months ended October 31, 2000, reflecting the implementation of stricter management controls over operating expenses, as well as the restructuring of our Ventures business portfolio, as described above. In addition, the loss from operations included $6.2 million in general corporate expenses.

     Interest and other income (expense). Net interest and other income amounted to an expense of approximately $10.9 million in the three months ended October 31, 2001, compared to income of $1,327.0 million in the same period last year.

     Included in interest and other income for the three months ended October 31, 2001 were investment losses including losses of approximately $5.2 million associated with recording our pro-rata share of Net2Phone's losses through the equity method, and a charge of $14.0 million related to an obligation to guarantee to AT&T the value of approximately 1.4 million shares of IDT Class B common stock being retained by AT&T. Also included were net interest income and other investment gains totaling $8.3 million.

     Included in interest and other income for the three months ended October 31, 2000 is a realized gain of $999.6 million on our sale of 14.9 million shares of Net2Phone Class A common stock to AT&T, $38.1 million in gains we recognized in conjunction with Net2Phone's sale of newly issued shares to AT&T and approximately $313.5 million in gains related to the settlement of our lawsuit with TyCom Ltd. Partially offsetting this income was a recognized loss of approximately $39.0 million related primarily to the sale of some of our Terra Networks shares. Also included were net interest income and other investment losses totaling $14.8 million.

     Taxes. We recorded an income tax benefit of approximately $18.2 million for the three months ended October 31, 2001, compared to an income tax expense of approximately $396.5 million for the three months ended October 31, 2000.

     Cumulative Effect of Accounting Change. In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. We chose to early adopt the new rules on accounting for goodwill and other intangible assets and to apply them effective with the beginning of the first quarter of Fiscal Year 2002. In accordance with our adoption of these rules, we performed the required impairment tests of goodwill as of August 1, 2001, and as a result, we recorded an impairment charge of $147.0 million net of tax. The impairment charge was recorded as a cumulative effect adjustment of a change in accounting principle.

Liquidity and Capital Resources

General

     Historically, we have satisfied our cash requirements through a combination of cash flow from operating activities, sales of equity and debt securities and borrowings from third parties. Additionally, we received approximately $1.0 billion from the sale of Net2Phone Class A Common Stock to AT&T in August 2000.

     As of October 31, 2001, we had cash, cash equivalents and marketable securities of approximately $1.1 billion and working capital of approximately $878.4 million. We generated positive cash flow from operating activities of approximately $18.3 million during the three months ended October 31, 2001, compared with negative cash flow from operating activities of approximately $31.2 million during the three months ended October 31, 2000. Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on the timing of operating cash receipts and payments, especially trade accounts receivable and accounts payable. Trade accounts receivable, accounts payable and accrued expenses have generally increased from period to period as our businesses have grown.

     We continue to expand our international and domestic telecommunications network infrastructure. Our capital expenditures were approximately $10.9 million for the three months ended October 31, 2001, compared to approximately $27.4 million for the three months ended October 31, 2000. We anticipate making significant capital expenditures over the remainder of Fiscal Year 2002 and beyond, as we expand our telecommunications infrastructure, primarily to accommodate the anticipated continued increase in calling-card related telecommunications minutes of use. From time to time, we will finance a portion of our capital expenditures through capital leases, with the cost of such financing the primary consideration in determining our financing activity.

     We experience intense price competition in our telecommunications businesses. The long distance telecommunications industry has been characterized by significant declines in both per-minute revenues and per-minute costs. In the past, these factors have tended to generally offset each other. However, since the mid-point of Fiscal Year 2000, as per-minute pricing continued to erode, and began to outpace the drop in per-minute costs, gross margins have come under increasing pressure. Our long term strategy involves terminating a larger proportion of minutes on our own network, thereby lowering costs and preserving margins even in a weaker price environment. In addition, as our minutes of use have steadily grown, we have attempted to leverage our burgeoning buying power as well as our financial stability to negotiate more favorable rates with our suppliers. However, in the short term, the incremental demand for usage has outpaced the rate of deployment of additional network capacity, particularly in light of the significant increase in minutes of use we have experienced as a result of the recent acquisition of the calling card operations of PT-1 and the growth of IDT's existing calling card business. In fact, it has become commonplace within the industry for companies to experience delays in network build-out programs. As such, there can be no assurance that we will be able to maintain our gross margins at the current level, in the face of lower per-minute revenues.

     We continued to fund our Ventures segment throughout the first quarter of Fiscal Year 2002, incurring significant start-up, development, marketing and promotional costs. As we move our Ventures businesses through their respective development stages, we anticipate that selling, general and administrative expenses for our Ventures segment will exceed, by a significant amount, the revenues generated by this segment for the foreseeable future. Due to the start-up nature of many of our Ventures businesses, the exact timing and magnitude of future revenues remains difficult to predict.

Changes in Other Current Assets, Trade Accounts Receivable, Allowance for Doubtful Accounts and Deferred Revenue

     Other current assets of $32.7 million at October 31, 2001 were consistent with other current assets at July 31, 2001. The average age of our trade accounts receivable, as measured by number of days sales outstanding, has continued to decrease over the previous quarters. This decline is due to both a decrease in receivables in absolute dollar terms as well as the recent growth in revenues, which has served to reduce the number of days sales outstanding.

     Due to the wide range of collection terms, future trends with respect to days sales outstanding generally depend on the proportion of total sales made to carriers, versus those made to prepaid calling card distributors, who generally receive shorter payment terms than do carrier customers. As such, the trends in days sales outstanding will depend, in large part, on the mix of wholesale (carrier) versus retail (prepaid calling card distributor) customers. As we anticipate that in the near term retail revenues will continue to account for an increasing proportion of overall revenues, we could experience further declines in the average age of our trade accounts receivable for the remainder of Fiscal Year 2002. Conversely, as we are willing to extend longer payment terms to more credit-worthy customers, an increase in customers belonging to the highest credit classes, as a percentage of total customers, could lead to an increase in days sales outstanding. Therefore, due to the conflicting nature of the above factors, future trends in days sales outstanding remain difficult to predict, and it is not possible at this time to determine whether recent trends in days sales outstanding will continue.

     The allowance for doubtful accounts as a percentage of trade accounts receivable increased from 16.2% at July 31, 2001, to 20.1% at October 31, 2001. The increase reflects the deteriorating credit quality of a portion of our existing wholesale customer base, as well as the increase in the number of domestic long distance customers, who have traditionally required a larger reserve than do wholesale and retail calling card customers. Although we anticipate that our customer base across all business lines will continue its transition towards a more credit-worthy group, some of our existing trade accounts receivable are still related to sales made to less credit-worthy customers. In addition, during the first quarter of Fiscal Year 2002, we collected large amounts of previously unsettled outstanding wholesale receivables against which there were offsetting payables. Therefore, these receivables did not have allowances for doubtful accounts associated with them. Collections of these receivables had the effect of reducing gross receivables, while not having an impact on the allowance for doubtful accounts, resulting in a higher allowance for doubtful accounts when measured as a percentage of trade accounts receivable.

     Deferred revenue as a percentage of total revenues vary from period to period depending on the mix and the timing of revenues. During the three months ended October 31, 2001, we experienced a steady increase in the sale of our prepaid calling cards due to increased marketing efforts for existing IDT prepaid calling cards and the acquisition of the prepaid calling card operations of PT-1. This resulted in a continued increase in actual deferred revenue.

Significant Transactions

     On October 23, 2001, we entered into an agreement to lead a consortium that would concentrate ownership of approximately 50% (64% of the voting power) of Net2Phone, Inc. ("Net2Phone"). The consortium consists of IDT, Liberty Media Corporation ("Liberty"), and AT&T Corporation ("AT&T), resulting in significant economic stakes in Net2Phone for all three parties. As part of the agreement, IDT and AT&T contributed their shares of Net2Phone (approximately 10.0 million and 18.9 million shares, respectively) to a newly formed limited liability company, NTOP Holdings, LLC ("LLC"). Liberty then acquired a substantial portion of the LLC's units from AT&T, while IDT increased its stake and AT&T retained a significant interest. The LLC now holds an aggregate of 28.9 million shares of Net2Phone's Class A common stock. We hold the controlling membership interest in the LLC and we are the managing member of the LLC. We account for our investment in the LLC using the equity method since our control in the LLC is deemed to be temporary due to unilateral liquidation rights held by each of the LLC members.

     In March 2001, we exercised an option to sell to AT&T approximately 2.0 million shares of our Class B common stock for approximately $75.0 million. In conjunction with the formation of the consortium, we guaranteed to AT&T the value of approximately 1.4 million shares of IDT Class B common stock still being retained by AT&T. If the value of IDT Class B common stock is less than $27.5 million on October 19, 2002, and AT&T or an affiliate retains all the shares through such date, then we will be obligated to pay AT&T the difference with cash, additional shares of IDT Class B common stock or a combination of both, at the option of IDT. In connection with this obligation, we recorded a charge of $14.0 million during the first quarter of Fiscal Year 2002, reflected in "other income (expense)." We are subject to additional charges through October 19, 2002 based on changes in the market value of IDT Class B common stock.

     On October 11, 2001 the Company issued to Liberty 3,810,265 shares of IDT Class B common stock in exchange for 3,728,949 shares of IDT common stock. The exchange rate was based upon the relative average market prices for the IDT Class B common stock and the IDT common stock during a specified 30 trading day period.

Stock Buyback Program

     Our Board of Directors has authorized the repurchase of up to 25 million shares of our common stock. We repurchased approximately 1.4 million shares of our common stock, for an aggregate purchase price of approximately $15.3 million, during the three months ended October 31, 2001. Through October 31, 2001, we have repurchased approximately 15.6 million shares of our common stock under the authorized stock buyback program, of which approximately 6.2 million shares have been retired.

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

     We believe that, based upon our present business plan, and as a result of the cash proceeds generated by the sale of the majority of our Net2Phone shares to AT&T in August 2000, our existing cash resources will be sufficient to meet our currently anticipated working capital and capital expenditure requirements, and to fund any potential operating cash flow deficits for at least the next twelve months. If our growth exceeds current expectations or if we acquire the business or assets of another company, or if our operating cash flow deficit exceeds our expectations to the point that we cannot meet our working capital and capital expenditure requirements, we will need to raise additional capital from equity or debt sources. There can be no assurance that we will be able to raise such capital on favorable terms or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our anticipated expansion, which could have a material effect on our business, financial condition, or results of operations.

European Currency Conversion

     In January 1999, a new currency called the "euro" was introduced in certain Economic and Monetary Union ("EMU") countries. The EMU countries adopted the euro as their common legal currency, and through January 1, 2002, both the existing national currency of the respective EMU country and the euro will be accepted as legal currency. Beginning in 2002, all EMU countries are expected to operate with the euro as their single currency. Uncertainty exists as to the effect the euro currency will have on the market for international telecommunications services. Additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the euro currency. We do not anticipate, based on currently available information, that the euro will have a material adverse impact on our operations and sales.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words "believes," "anticipates," "expects," "plans," "intends," and similar words and phrases. Such forward-looking statements include, among other things, our plans to implement our growth strategy, improve our financial performance, expand our infrastructure, develop new products and services, expand our sales force, expand our customer base and enter international markets, and the possible outcome of our litigation. Such forward-looking statements also include our expectations concerning factors affecting the markets for our products, such as changes in the U.S. and the international regulatory environment and the demand for long-distance telecommunications. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed in this report. In addition to the factors specifically noted in the forward-looking statements, other important factors that could result in those differences include (a) general economic conditions in the telecommunications and Internet markets, including inflation, recession, interest rates, and other economic factors; (b) casualty to or other disruption of our facilities and operations; (c) those discussed in our Annual Report on Form 10K for the year ended July 31, 2001; and (d) other factors that generally affect the business of telecommunications, Internet and other communications companies. The forward-looking statements are made as of the date of this Report, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth herein and the other information set forth from time to time in our reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the year ended July 31, 2001.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Incorporated by reference from Part I, Item I, Financial Statements (Unaudited), Note 7, captioned "Legal Proceedings and Contingencies."

Item 2. Changes in Securities and Use of Proceeds

     Pursuant to a Lock-Up, Registration Rights and Exchange Agreement between the Company and Liberty, on October 11, 2001 the Company issued to Liberty 3,810,265 shares of IDT Class B common stock in exchange for 3,728,949 shares of IDT common stock. The exchange rate was based upon the relative average market prices for the IDT Class B common stock and the IDT common stock during a specified 30 trading day period. The issuance was made under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, being a transaction not involving any public offering.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits:



Exhibit
Number              Description
----------          -----------
3.01(1)             Restated Certificate of Incorporation of the Registrant.
3.02(1)             By-laws of the Registrant.
3.03(16)            Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.
10.01(2)            Employment Agreement between the Registrant and Howard S. Jonas.
10.02(18)           1996 Stock Option and Incentive Plan, as amended and restated, of the Registrant.
10.03(3)            Form of Stock Option Agreement under the 1996 Stock Option and Incentive Plan.
10.04(4)            Form of Registration Rights Agreement between certain stockholders and the Registrant.
10.05(1)            Lease of 294 State Street.
10.06(5)            Lease of 190 Main Street.
10.7(6)             Form of Registration Rights Agreement between Howard S. Jonas and the Registrant.
10.8(10)            Employment Agreement between the Registrant and James Courter.
10.9(7)             Agreement between Cliff Sobel and the Registrant.
10.10(10)           Employment Agreement between the Registrant and Hal Brecher.
10.11(10)           Employment Agreement between the Registrant and Howard S. Jonas.
10.12(8)            Agreement and Plan of Merger, dated April 7, 1998, by and among the Registrant, ADM Corp.,
                    InterExchange, Inc., David Turock, Eric Hecht, Richard Robbins, Bradley Turock, Wai Nam Tam,
                    Mary Jo Altom and Lisa Mikulynec.
10.13(9)            Securities Purchase Agreement between the Registrant, Carlos Gomez and Union Telecard
                    Alliance, LLC.
10.14(10)           Credit Agreement, dated as of May 10, 1999, by and among the Registrant, various lenders party thereto, Lehman Commercial Paper Inc., CIBC World Markets Corp. and Bankers Trust Company.
10.15(10)           Pledge Agreement, dated as of May 10, 1999, by and among the Registrant, certain subsidiaries of the Registrant and Bankers Trust Company, as Collateral Agent.




Exhibit
Number              Description
----------          -----------

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



Exhibit
Number              Description
----------          -----------
10.40*              Amendment to the Employment Agreement between the Registrant and James A. Courter
10.41*              Amendment No. 2 to the Employment Agreement between the Registrant and James A. Courter


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

                                OCTOBER 31, 2001

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 IDT CORPORATION


                                 By: /s/ Howard S. Jonas
-----------------                    ------------------------------------------
December 14, 2001                    Howard S. Jonas
                                     Chairman of the Board and Treasurer
                                     (Principal Executive Officer)


                                 By: /s/ Stephen R. Brown
-----------------                    ------------------------------------------
December 14, 2001                    Stephen R. Brown
                                     Chief Financial Officer
                                     (Principal Financial and Accounting
                                     Officer)

                                  EXHIBIT INDEX



Exhibit
Number            Description
--------          -----------
3.01              Restated Certificate of Incorporation of the Registrant.
3.02              By-laws of the Registrant.
3.03              Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.
10.01             Employment Agreement between the Registrant and Howard S. Jonas.
10.02             1996 Stock Option and Incentive Plan, as amended and restated, of the Registrant.
10.03             Form of Stock Option Agreement under the 1996 Stock Option and Incentive Plan.
10.04             Form of Registration Rights Agreement between certain stockholders and the Registrant.
10.05             Lease of 294 State Street.
10.06             Lease of 190 Main Street.
10.7              Form of Registration Rights Agreement between Howard S. Jonas and the Registrant.
10.8              Employment Agreement between the Registrant and James Courter.
10.9              Agreement between Cliff Sobel and the Registrant.
10.10             Employment Agreement between the Registrant and Hal Brecher.
10.11             Employment Agreement between the Registrant and Howard S. Jonas.
10.12             Agreement and Plan of Merger, dated April 7, 1998, by and among the Registrant, ADM Corp.,
                  InterExchange, Inc., David Turock, Eric Hecht, Richard Robbins, Bradley Turock, Wai Nam Tam,
                  Mary Jo Altom and Lisa Mikulynec.
10.13             Securities Purchase Agreement between the Registrant, Carlos Gomez and Union Telecard
                  Alliance, LLC.
10.14             Credit Agreement, dated as of May 10, 1999, by and among the Registrant, various lenders party thereto, Lehman Commercial Paper Inc., CIBC World Markets Corp. and Bankers Trust Company.
10.15             Pledge Agreement, dated as of May 10, 1999, by and among the Registrant, certain subsidiaries of the Registrant and Bankers Trust Company, as Collateral Agent.
10.16             Security Agreement, dated as of May 10, 1999, by and among the Registrant, certain subsidiaries of the Registrant and Bankers Trust Company, as Collateral Agent.
10.17             Subsidiaries Guaranty, dated as of May 10, 1999, by and among the Registrant, certain subsidiaries of the
                  Registrant and Bankers Trust Company, as Collateral Agent.
10.18             Loan Agreement between the Registrant and Stephen Brown.
10.19             Internet/Telecommunications Agreement, dated as of May 7, 1999, by and between Registrant and
                  Net2Phone, Inc.
10.20             Joint Marketing Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone,
                  Inc.
10.21             IDT Services Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.
10.22             Net2Phone Services Agreement, dated as of May 7, 1999, by and between Registrant and
                  Net2Phone, Inc.
10.23             Assignment Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.
10.24             Tax Sharing and Indemnification Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.
10.25             Separation Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.
10.26             Co-location and Facilities Management Services Agreement, dated as of May 20, 1999, by and between Registrant and Net2Phone, Inc.
10.27             Lease of 520 Broad Street, Newark, New Jersey.
10.28             Amendment to Lease of 520 Broad Street, Newark, New Jersey.
10.29             Option Agreement, dated as of March 3, 2000, between IDT Corporation and AT&T Corp.
10.30             Amendment to Option Agreement, dated as of April 5, 2000 between IDT Corporation and AT&T Corp.




Exhibit
Number            Description
--------          -----------

10.31             Subscription Agreement, dated as of March 24, 2000, between IDT Corporation and Liberty Media
                  Corporation.
10.32             Amendment to Subscription Agreement, dated as of May 26, 2000, between IDT Corporation and
                  Liberty Media Corporation.
10.33             Letter Agreement, dated as of March 28, 2000, between IDT Corporation, AT&T Corp. and
                  Net2Phone, Inc.
10.34             Letter Agreement, dated as of March 30, 2000, between IDT Corporation, AT&T Corp. and
                  Net2Phone, Inc.
10.35             Conversion, Termination and Release Agreement, dated as of April 30, 2000, between IDT
                  Corporation, Terra Networks, S.A., Terra Networks USA, Inc., Terra Networks Access Services
                  USA LLC and Terra Networks Interactive Services USA LLC.
10.36             Stock Exchange Agreement, dated as of April 18, 2001, by and among IDT Investments Inc., IDT
                  Corporation, IDT America, Corp., 225 Old NB Road, Inc., 226 Old NB Road, Inc., 60 Park Place
                  Holding Company, Inc., Liberty Media Corporation, Microwave Holdings, L.L.C. and Liberty TP
                  Management, Inc.
10.37             Stockholders Agreement, dated as of November 26, 1997, by and among Teligent, Inc., Microwave
                  Services, Inc., Telcom-DTS Investors, L.L.C. and NTTA&T Investment Inc. (Incorporated by
                  reference to Exhibit 2 to Schedule 13D, filed by The Associated Group, Inc. and Microwave
                  Services, Inc. on December 8, 1997 with respect to securities of Teligent, Inc.)
10.38             Registration Rights Agreement, dated as of March 6, 1998, by and between Teligent, Inc. and
                  Microwave Services, Inc. (Incorporated by reference to Exhibit 6 to Amendment No. 1 to
                  Schedule 13D, filed by The Associated Group, Inc. and Microwave Services, Inc. on March 9,
                  1998 with respect to securities of Teligent, Inc.)
10.39             Stockholders Agreement, dated as of January 13, 2000, by and among Alex J. Mandl, Liberty
                  Media Corporation, Telcom-DTS Investors, L.L.C. and Microwave Services, Inc. (Incorporated by
                  reference to Exhibit 7(i) to Schedule 13D, filed by Liberty AGI, Inc. on January 24, 2000 with respect to securities of Teligent, Inc.)
10.40             Amendment to the Employment Agreement between the Registrant and James A. Courter
10.41             Amendment No. 2 to the Employment Agreement between the Registrant and James A. Courter
