Form 10-Q
period 2002-01-31
IDT CORP
filed 2002-03-18
CIK 1005731

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             ----------------------


                                    FORM 10-Q


           |X| Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                for the Quarterly Period Ended January 31, 2002

                                       or

          |_| Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                         Commission File Number: 0-27898


                             ----------------------


                                 IDT CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


                Delaware                                      22-3415036
          -----------------------                        -------------------
             (State or other                               (I.R.S. Employer
             jurisdiction of                                Identification
             incorporation or                                   Number)
               organization)

    520 Broad Street, Newark, New Jersey                        07102
----------------------------------------------              ------------
  (Address of principal executive offices)                    (Zip Code)

                                 (973) 438-1000
                 ----------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|



     Common Stock, $.01 par value -- 24,508,079 shares as of March 15, 2002 Class A Common Stock, $.01 par value -- 9,816,988 shares as of March 15, 2002 Class B Common Stock, $.01 par value -- 51,030,050 shares as of March 15, 2002

     As of March 15, 2002, 5,419,963 shares of common stock and 4,019,163 shares of Class B common stock were held by IDT Corporation.

            (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                                 IDT CORPORATION

                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION...................................................................       3


     Item 1.  Financial Statements (Unaudited).....................................................       3

              Condensed Consolidated Balance Sheets as of January 31, 2002 and
                July 31, 2001......................................................................       3
              Condensed Consolidated Statements of Operations for the six months
              and the three months ended January 31, 2002 and 2001.................................       4
              Condensed Consolidated Statements of Cash Flows for the six months
                ended January 31, 2002 and 2001....................................................       5
              Notes to Condensed Consolidated Financial Statements.................................       6

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations................................................................      13


     Item 3.  Quantitative and Qualitative Disclosures About Market Risks..........................      23


PART II.   OTHER INFORMATION.......................................................................      25


     Item 1.  Legal Proceedings....................................................................      25


     Item 2.  Changes in Securities and Use of Proceeds............................................      25


     Item 3.  Defaults Upon Senior Securities......................................................      25


     Item 4.  Submission of Matters to a Vote of Security Holders..................................      25


     Item 5.  Other Information....................................................................      26


     Item 6.  Exhibits and Reports on Form 8-K.....................................................      26


SIGNATURES ........................................................................................      27

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

                                 IDT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                   January 31, 2002      July 31, 2001
                                                                                   ----------------     ---------------
Assets                                                                                (Unaudited)           (Note 1)
Current assets:
  Cash and cash equivalents ....................................................    $       964,950     $     1,091,071
  Marketable securities ........................................................             89,769               3,489
  Trade accounts receivable, net ...............................................            147,911             116,759
  Other current assets .........................................................             48,876              32,413
                                                                                    ---------------     ---------------
     Total current assets ......................................................          1,251,506           1,243,732

  Property, plant and equipment, net ...........................................            257,326             224,042
  Goodwill and other intangibles, net ..........................................             31,644             197,804
  Investments ..................................................................             78,971              60,732
  Other assets .................................................................            145,601             155,279
                                                                                    ---------------     ---------------
     Total assets ..............................................................    $     1,765,048     $     1,881,589
                                                                                    ===============     ===============

Liabilities and stockholders' equity
Current liabilities:
  Trade accounts payable .......................................................    $       131,031     $       163,313
  Accrued expenses .............................................................            103,048              54,893
  Deferred revenue .............................................................             92,765              71,387
  Notes payable - current portion ..............................................                 29               2,657
  Capital lease obligations - current portion ..................................             24,472              18,270
  Other current liabilities ....................................................             19,034              17,819
                                                                                    ---------------     ---------------
     Total current liabilities .................................................            370,379             328,339

Deferred tax liabilities, net ..................................................            344,332             390,914
  Notes payable - long-term portion ............................................                380                 380
  Capital lease obligations - long-term portion ................................             51,662              49,799
  Other liabilities ............................................................                122              14,502
                                                                                    ---------------     ---------------
     Total liabilities .........................................................            766,875             783,934

Minority interests .............................................................             57,631              21,419

Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; authorized shares - 10,000,000;
   no shares issued ............................................................               --                  --
  Common stock, $.01 par value; authorized shares - 100,000,000;
   19,057,166 and 22,791,789 shares issued and outstanding at
   January, 31, 2002 and July 31, 2001, respectively ...........................                191                 228
  Class A common stock, $.01 par value; authorized shares - 35,000,000;
   9,816,988 shares issued and outstanding at January 31, 2002 and
   July 31, 2001 ...............................................................                 98                  98
  Class B common stock, $.01 par value; authorized shares -
   100,000,000; 46,971,338 and 39,291,411 shares issued and outstanding
   at January 31, 2002 and July 31, 2001, respectively .........................                470                 393
  Additional paid-in capital ...................................................            555,393             494,093
  Treasury stock, at cost ......................................................           (153,713)           (138,087)
  Accumulated other comprehensive loss .........................................             (8,456)             (2,575)
  Retained earnings ............................................................            546,559             722,086
                                                                                    ---------------     ---------------
     Total stockholders' equity ................................................            940,542           1,076,236
                                                                                    ---------------     ---------------
     Total liabilities and stockholders' equity ................................    $     1,765,048     $     1,881,589
                                                                                    ===============     ===============

            See notes to condensed consolidated financial statements.

                                 IDT CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           Six Months Ended January 31          Three Months Ended January 31,
                                                      -----------------------------------     -----------------------------------
                                                            2002                2001               2002                2001
                                                      ---------------     ---------------     ---------------     ---------------

Revenues .........................................    $       713,234     $       564,194     $       374,025     $       287,597

Costs and expenses:
  Direct cost of revenues ........................            560,605             490,772             293,998             252,153
  Selling, general and administrative ............            160,092             152,670              92,951              69,288
  Depreciation and amortization ..................             30,095              29,277              14,850              14,611
  Impairment charges .............................              2,781                --                  --                  --
                                                      ---------------     ---------------     ---------------     ---------------

Total costs and expenses .........................            753,573             672,719             401,799             336,052
                                                      ---------------     ---------------     ---------------     ---------------

Loss from operations .............................            (40,339)           (108,525)            (27,774)            (48,455)

Interest income, net .............................             11,549              29,591               2,736              16,176

Other income (expense):
  Equity in loss of affiliate ....................            (16,669)            (31,869)            (11,419)            (31,000)
  Gain on sale of subsidiary stock ...............               --             1,037,726                --                  --
  Investment and other income, net ...............             (5,812)            185,170               8,688             (91,577)
                                                      ---------------     ---------------     ---------------     ---------------
Income (loss) before income taxes, minority
  interests and cumulative effect of accounting
  change .........................................            (51,271)          1,112,093             (27,769)           (154,856)

Provision for (benefit from) income taxes ........            (33,940)            356,047             (15,718)            (40,411)
Minority interest expense ........................             11,213               3,582               5,161               2,659
                                                      ---------------     ---------------     ---------------     ---------------

Income (loss) before cumulative effect of
  accounting change ..............................            (28,544)            752,464             (17,212)           (117,104)

Cumulative effect of accounting change, net of
  income taxes of $3,525 .........................           (146,983)               --                  --                  --
                                                      ---------------     ---------------     ---------------     ---------------

Net income (loss) ................................    $      (175,527)    $       752,464     $       (17,212)    $      (117,104)
                                                      ===============     ===============     ===============     ===============

Earnings per share:
Income (loss) before cumulative effect of
  accounting change:
  Basic ..........................................    $         (0.39)    $         11.06     $         (0.23)    $         (1.77)
  Diluted ........................................    $         (0.39)    $         10.16     $         (0.23)    $         (1.77)
Cumulative effect of accounting change, net of
  income taxes:
  Basic ..........................................    $         (2.03)                $--                 $--                 $--
  Diluted ........................................    $         (2.03)                $--                 $--                 $--
Net income (loss):
  Basic ..........................................    $         (2.42)    $         11.06     $         (0.23)    $         (1.77)
  Diluted ........................................    $         (2.42)    $         10.16     $         (0.23)    $         (1.77)

Weighted-average number of shares used in
  calculation of earnings per share - basic ......             72,396              68,060              73,382              66,190
                                                      ===============     ===============     ===============     ===============
Weighted-average number of shares used in
  calculation of earnings per share - diluted ....             72,396              74,062              73,382              66,190
                                                      ===============     ===============     ===============     ===============

            See notes to condensed consolidated financial statements.

                                 IDT CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                       Six Months Ended January 31,
                                                                                    -----------------------------------
                                                                                         2002                 2001
                                                                                    ---------------     ---------------

Net cash provided by (used in) operating activities ............................    $        19,123     $       (82,841)

Investing activities
Purchases of property, plant and equipment .....................................            (16,118)            (62,394)
Net issuance of notes receivable ...............................................             (1,877)               (786)
Net proceeds from sale of equity interest in subsidiary ........................               --             1,042,113
Acquisitions ...................................................................            (32,698)               --
Purchases of investments, net ..................................................            (31,837)             17,783
Net (purchases) sales of marketable securities .................................            (89,211)            129,202
                                                                                    ---------------     ---------------

Net cash (used in) provided by investing activities ............................           (171,741)          1,125,918

Financing activities
Proceeds from exercise of stock options ........................................             31,318               2,729
Repayment of borrowings ........................................................             (2,606)            (42,142)
Repayment of capital lease obligations .........................................             (6,278)             20,115
Common stock repurchases .......................................................            (15,639)           (134,189)
Distributions to minority shareholder ..........................................            (10,298)             (1,160)
Proceeds from sale of subsidiary stock .........................................             30,000                --
                                                                                    ---------------     ---------------

Net cash provided by (used in) financing activities ............................             26,497            (154,647)
                                                                                    ---------------     ---------------

Net (decrease) increase in cash and cash equivalents ...........................           (126,121)            888,431

Cash and cash equivalents, beginning of period .................................          1,091,071             162,879
                                                                                    ---------------     ---------------

Cash and cash equivalents, end of period .......................................    $       964,950     $     1,051,310
                                                                                    ===============     ===============

Supplemental disclosures of cash flow information
Interest paid ..................................................................    $         2,999     $         4,409
Income taxes paid ..............................................................    $         8,344     $         1,700


            See notes to condensed consolidated financial statements.

                                 IDT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of IDT Corporation and its subsidiaries (collectively, the "Company" or "IDT") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior year's unaudited condensed consolidated financial statements to conform to the current year's presentation. Operating results for the six and three month periods ended January 31, 2002 are not necessarily indicative of the results that may be expected for the year ending July 31, 2002. The balance sheet at July 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 2001, as filed with the Securities and Exchange Commission.

     On May 4, 2001, the Company declared a stock dividend of one share of Class B common stock for every one share of common stock, Class A common stock and Class B common stock. The Company distributed the dividend shares on May 31, 2001. The stock dividend has been accounted for as a stock split and all references to the number of common shares and per common share amounts for the three and six months ended January 31, 2001 have been restated to give retroactive effect to the stock dividend for all periods presented.

Note 2 - Business Segment Information

     During Fiscal Year 2001, the Company concluded a restructuring that transformed IDT Corporation into a holding company, with operations conducted through two main subsidiaries: IDT Telecom, Inc. and IDT Ventures, Inc. During the second quarter of Fiscal Year 2002, IDT Ventures, Inc. (the "Ventures" segment) was renamed IDT Media, Inc. (the "Media/Ventures" segment), in order to better reflect the Company's focused initiatives in radio, technology, and print media. The Company's Wholesale Telecommunications Services and Retail Telecommunications Services business segments are conducted through IDT Telecom, Inc. The Company's former Internet Services business segment has been incorporated into the Media/Ventures business segment. As a result of the restructuring, the Company also monitors separately its general corporate expenses which are not allocated to the business segments. On December 19, 2001, the Company acquired certain of the U.S. voice and data assets of Winstar Communications, Inc. ("Winstar"), and is managing Winstar as a separate segment. Operating results presented for the principal business segments of the Company are as follows (in thousands):

                                             Wholesale       Retail
                                            ------------   ------------
                                              Telecom-       Telecom-
                                            munications    munications       Media/
                                            ------------   ------------   ------------
                                              Services       Services       Ventures       Winstar        Corporate        Total
                                            ------------   ------------   ------------   ------------   ------------   ------------
Three months ended January 31, 2002
Revenues ...............................    $     74,388   $    274,730   $      5,732   $     19,175   $       --     $    374,025
                                            ============   ============   ============   ============   ============   ============

Income (loss) from operations ..........    $     (8,019)  $     12,014   $     (5,747)  $    (19,133)  $     (6,889)  $    (27,774)
                                            ============   ============   ============   ============   ============   ============

Three months ended January 31, 2001
Revenues ...............................    $    103,295   $    177,574   $      6,728   $       --     $       --     $    287,597
                                            ============   ============   ============   ============   ============   ============

Income (loss) from operations ..........    $    (11,984)  $    (12,639)  $    (16,694)  $       --     $     (7,138)  $    (48,455)
                                            ============   ============   ============   ============   ============   ============

                                 IDT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                                             Wholesale       Retail
                                            ------------   ------------
                                              Telecom-       Telecom-
                                            munications    munications       Media/
                                            ------------   ------------   ------------
                                              Services       Services       Ventures       Winstar        Corporate        Total
                                            ------------   ------------   ------------   ------------   ------------   ------------
Six months ended January 31, 2002
Revenues................................    $    142,546   $    540,067   $     11,446   $   19,175     $       --     $    713,234
                                            ============   ============   ============   ============   ============   ============

Income (loss) from operations...........    $    (18,809)  $     22,922   $    (12,231)  $  (19,133)    $    (13,088)  $    (40,339)
                                            ============   ============   ============   ============   ============   ============

Six months ended January 31, 2001
Revenues................................    $    214,063   $    334,616   $     15,515   $     --       $       --     $    564,194
                                            ============   ============   ============   ============   ============   ============

Income (loss) from operations...........    $    (26,875)  $    (25,652)  $    (41,558)  $     --       $    (14,440)  $   (108,525)
                                            ============   ============   ============   ============   ============   ============

Note 3 - Property, Plant and Equipment

     Property, plant and equipment consists of the following (in thousands):

                                                                                   January 31, 2002      July 31, 2001
                                                                                   ----------------     ---------------
Equipment ......................................................................    $       317,687     $       264,422
Computer software ..............................................................             15,107              10,192
Leasehold improvements .........................................................             25,422              21,603
Furniture and fixtures .........................................................             11,638              11,120
Land and building ..............................................................              8,902               8,937
                                                                                    ---------------     ---------------
                                                                                            378,756             316,274
Less: Accumulated depreciation and amortization ................................           (121,430)            (92,232)
                                                                                    ---------------     ---------------
Property, plant and equipment, net .............................................    $       257,326     $       224,042
                                                                                    ===============     ===============

     During the six months ended January 31, 2002, the Company recorded an impairment charge of $2.8 million, primarily resulting from the write-down of certain decommissioned European telecommunications switch equipment.

Note 4 -Comprehensive Income (Loss)

     The Company's comprehensive income (loss) consists of the following (in thousands):

                                                          Six Months Ended January 31,           Three Months Ended January 31,
                                                      -----------------------------------     -----------------------------------
                                                            2002                2001               2002                 2001
                                                      ---------------     ---------------     ---------------     ---------------

Net income (loss) ................................    $      (173,527)    $       752,464     $       (17,212)    $      (117,104)
Foreign currency translation adjustments .........             (5,447)             (1,390)             (3,995)                167
Unrealized gain (losses) in the fair
 market value of marketable securities ...........               (434)             94,924                (384)             46,193
                                                      ---------------     ---------------     ---------------     ---------------

Comprehensive loss ...............................    $      (179,408)    $       845,998     $       (21,591)    $       (70,744)
                                                      ===============     ===============     ===============     ===============

Note 5 - Winstar Acquisition

     On December 19, 2001, the Company, through a subsidiary, acquired certain of the U.S. voice and data assets of Winstar and certain of its subsidiaries that are debtors and debtors in possession in bankruptcy proceedings pending before the United States Bankruptcy Court for the District of Delaware. Winstar operates as a Competitive Local Exchange Carrier ("CLEC") using fixed wireless technology to provide local and long distance voice services, internet connectivity and data transmission services.

                                 IDT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     The purchase price for Winstar was comprised of a $30.0 million cash payment at the time of closing, $12.5 million in newly issued shares of IDT Class B common stock and 5% of the common equity interests in the acquiring subsidiary (the remaining 95% of the common equity interests as well as all of the preferred equity interests in the acquiring subsidiary are owned by IDT). The Company also agreed to invest $60.0 million into Winstar to be used as working capital. The acquisition has been accounted for under the purchase method of accounting. The preliminary allocation of the purchase price, pending final determination of certain acquired balances, is as follows (in thousands):

           Trade accounts receivable and other current assets......  $  44,601
           Property, plant, equipment and intangible assets........     30,385
           Trade accounts payable, accrued expenses and other
             current liabilities...................................    (30,249)
           Minority interest.......................................     (2,237)
                                                                     ---------

           Value of assets acquired................................  $  42,500
                                                                     =========

     The fair value of Winstar assets acquired and liabilities assumed would have exceeded IDT's acquisition cost. Therefore, in accordance with Financial Accounting Standards Board Statement No. 141, "Business Combinations", the excess value over the acquisition cost has been allocated as a pro rata reduction of the amounts that otherwise would have been assigned to the acquired assets, except with respect to the following:

     o Trade accounts receivable - present values of amounts to be received, less allowances for uncollectibility and collection costs.

     o Other current assets (principally assets to be sold) - fair value less cost to sell.

     o Trade accounts payable, accrued expenses and other current liabilities (principally relating to contractual agreements to be assumed) - present values of amounts to be paid.

     With regard to the liabilities assumed, IDT has until April 17, 2002 (120 days from the date of the acquisition) to decide, in its sole discretion, which of the contractual agreements relating to Winstar it wishes to assume. The amount reflected in the purchase price allocation reflects IDT's current estimate of liabilities relating to contractual agreements it intends to assume. Management does not believe the final determination of contractual agreements assumed will result in a material difference from the amount currently estimated.

                                 IDT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     The following pro forma financial information presents the combined results of operations of IDT and Winstar, as if the acquisitions had occurred as of the beginning of the periods presented, after giving effect to certain adjustments, including depreciation expense, income taxes and the issuance of IDT Class B common stock as part of the purchase price. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had IDT and Winstar been a single entity during such periods.

                                                          Six Months Ended January 31,           Three Months Ended January 31,
                                                      -----------------------------------     -----------------------------------
                                                            2002                2001                2002                2001
                                                      ---------------     ---------------     ---------------     ---------------

Revenues .........................................    $       797,371     $       677,567     $       396,787     $       339,733
Income (loss) before cumulative effect of
accounting change ................................            (69,661)            637,026             (31,595)           (179,301)
Net income (loss) ................................    $      (216,645)    $       637,026     $       (31,595)    $      (179,301)

Earnings per share:
Income (loss) before cumulative effect of
accounting change
   Basic .........................................    $         (0.95)    $          9.23     $         (0.43)    $         (2.67)
   Diluted .......................................    $         (0.95)    $          8.49     $         (0.43)    $         (2.67)
Net income (loss)
   Basic .........................................    $         (2.96)    $          9.23     $         (0.43)    $         (2.67)
   Diluted .......................................    $         (2.96)    $          8.49     $         (0.43)    $         (2.67)

Note 6 - NTOP Holdings, LLC

     On October 23, 2001, IDT entered into an agreement to lead a consortium that would concentrate ownership of Net2Phone, Inc. ("Net2Phone"). As of January 31, 2002, the consortium's ownership in Net2Phone was approximately 46% (63% of the voting power). The consortium consists of IDT, Liberty Media Corporation ("Liberty"), and AT&T Corporation ("AT&T"), resulting in significant economic investments in Net2Phone for all three parties. As part of the agreement, IDT and AT&T contributed their shares of Net2Phone (approximately 10.0 million and 18.9 million shares, respectively) to a newly formed limited liability company, NTOP Holdings, LLC ("LLC"). Liberty then acquired a substantial portion of the LLC's units from AT&T, while IDT increased its stake and AT&T retained a significant interest. The LLC now holds an aggregate of 28.9 million shares of Net2Phone's Class A common stock. IDT holds the controlling membership interest in the LLC and is the managing member of the LLC. The Company accounts for its investment in the LLC using the equity method since its control of the LLC is deemed to be temporary due to unilateral liquidation rights held by each of the LLC members.

     In March 2001, the Company exercised an option to sell to AT&T approximately 2.0 million shares of its Class B common stock for approximately $75.0 million. In conjunction with the formation of the consortium, IDT guaranteed to AT&T the value of approximately 1.4 million shares of IDT Class B common stock still being retained by AT&T. If the value of IDT Class B common stock is less than $27.5 million on October 19, 2002, and AT&T or an affiliate retains all the shares through such date, then IDT will be obligated to pay AT&T the difference with cash, additional shares of IDT Class B common stock or a combination of both, at the option of IDT. In connection with this obligation, the Company recorded in "other income (expense)" a charge of $14.0 million during the first quarter of Fiscal Year 2002, which was reduced by a gain of $8.1 million during the second quarter of Fiscal Year 2002. The Company is subject to additional charges through October 19, 2002 based on changes in the market value of IDT Class B common stock.

                                 IDT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


Note 7 - Cumulative Effect of Accounting Change

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

     The Company has chosen to early adopt the new rules on accounting for goodwill and other intangible assets and apply them beginning in the first quarter of Fiscal Year 2002. As such, the Company performed the required impairment tests of goodwill as of August 1, 2001, and as a result, the Company recorded an impairment charge of $147.0 million, net of income taxes of $3.5 million. The impairment charge was recorded in the first quarter of Fiscal Year 2002 as a cumulative effect adjustment of a change in accounting principle.

Note 8 - Legal Proceedings and Contingencies

     IDT filed a Complaint with the United States District Court for the District of New Jersey on January 29, 2001, against Telefonica S.A., Terra Networks, S.A., Terra Networks, U.S.A., Inc. and Lycos, Inc. The Complaint asserts claims against the defendants for, among other things, breaches of various contracts, breach of fiduciary duty, securities violations, fraudulent misrepresentation, negligent misrepresentation, fraudulent concealment and tortious interference with prospective economic advantage. The defendants have been served with the Complaint. IDT has filed an Amended Complaint and the defendants have filed an answer to the Amended Complaint. Terra Networks, S.A. has filed a Counterclaim for breach of contract alleging that IDT was required to pay to Terra Networks, S.A. $3.0 million, and that IDT has allegedly failed to do so. The defendants have filed a Motion to Dismiss the Complaint. On September 14, 2001, the Court issued an Order: (a) permitting IDT to take discovery relevant to the subject of whether Telefonica S.A. is subject to personal jurisdiction, (b) denying Telefonica S.A.'s motion to dismiss for lack of personal jurisdiction without prejudice to Telefonica S.A.'s right to renew the motion upon the completion of jurisdictional discovery, and (c) carrying on the calendar defendants' motion to dismiss on non-jurisdictional grounds pending the completion of jurisdictional discovery, which is ongoing. Each party has served the other party with certain requests for discovery relevant to the subject of whether Telefonica S.A. is subject to personal jurisdiction.

     On May 25, 2001, IDT filed a Statement of Claim with the American Arbitration Association naming Telefonica Internacional, S.A. ("Telefonica") as the Respondent. The Statement of Claim asserts that IDT and Telefonica entered into a Memorandum of Understanding ("MOU") that involved, among other things, the construction and operation of a submarine cable network around South America ("SAm-I"). IDT is claiming, among other things, that Telefonica breached the MOU by: (1) failing to negotiate SAm-I agreements; (2) refusing to comply with the equity provisions of the MOU; (3) refusing to sell capacity and back-haul capacity pursuant to the MOU; and (4) failing to follow through on the joint venture. Telefonica has responded to IDT's Statement of Claim and has filed a Statement of Counterclaim which alleges, inter alia: (1) Fraud in the Inducement; (2) Tortious Interference with Prospective Business Relations; (3) Breach of the Obligations of Good Faith and Fair Dealing; and (4) Declaratory and Injunctive Relief. Discovery is in its final stages and both parties have submitted expert reports. A final arbitration hearing is scheduled to begin on April 8, 2002.

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

                                 IDT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


Note 9 - Stockholders' Equity

   Stock Buyback Program

     The Company's Board of Directors has authorized the repurchase of up to 45 million shares of IDT common stock and Class B common stock. The Company repurchased approximately 1.4 million shares of its common stock, for an aggregate purchase price of approximately $15.6 million, during the six months ended January 31, 2002. Through January 31, 2002, the Company has repurchased an aggregate of 15.6 million shares of its common stock under the authorized stock buyback program, of which approximately 6.2 million shares have been retired.

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

   Liberty Investment in IDT Telecom, Inc.

     On January 30, 2002, IDT Telecom, Inc., a subsidiary of IDT, sold 7,500 newly issued shares of its common stock to Liberty at a price of $4,000 per share, for total aggregate proceeds of $30.0 million. As a result of this investment, Liberty became the owner of approximately 4.8% of the common equity of IDT Telecom, Inc. (0.5% of the voting power). The Company owns the remaining common equity of IDT Telecom, Inc.

Note 10 - Related Party Transactions

     The Company has entered into a number of agreements with Net2Phone, Inc. These agreements include an assignment agreement, a separation agreement, an IDT services agreement, a Net2Phone services agreement, a tax sharing and indemnification agreement, a joint marketing agreement and an internet/telecommunications agreement. Pursuant to these agreements, during the six months ended January 31, 2002, the Company billed Net2Phone approximately $20.3 million and Net2Phone billed the Company approximately $12.0 million. The net balance owed to the Company by Net2Phone was approximately $6.4 million as of January 31, 2002.

     The Company currently leases one of its facilities in Hackensack, New Jersey from a corporation which is wholly owned by the Company's Chairman. Aggregate lease payments under such lease was approximately $13,000 for the six months ended January 31, 2002.

     The Company has obtained various insurance policies that have been arranged through a company affiliated with an individual related to both the Chairman and the General Counsel of the Company. The aggregate premiums paid by the Company with respect to such policies was approximately $2.1 million for the six months ended January 31, 2002.

     On December 14, 2001, IDT granted to its Chairman options to purchase 1 million shares of IDT Class B common stock, at an exercise price of $12.06 per share. The options vest over a period of 5 years, at a rate of 50,000 options per quarter, commencing on January 1, 2002.

     James Courter, the Chief Executive Officer and a Director of the Company, is a partner in a law firm that has served as counsel to the Company since July 1996. In addition, a Director of the Company is of counsel to a law firm that has served as counsel to the Company since November 1999. Fees paid to these law firms by the Company were less than 5% of the law firms' gross revenues for each fiscal year in which these law firms represented the Company.

     In addition, the Company has loans outstanding to officers and employees aggregating approximately $10.5 million as of January 31, 2002.

                                 IDT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


Note 11 - Subsequent Event

     The company announced on March 8, 2002 that Winstar has begun implementing a strategic plan that will result in the growth of its facilities-based communications business. Under this plan, Winstar will exit its wireless resale business entirely, exit its fixed wireless business in certain smaller markets and consolidate certain facilities and functions with the Company. IDT personnel, principally at the Company's headquarters and engineering center, will assume responsibility for many overlapping functions. This will result in the elimination of approximately 65% of Winstar's existing non-sales workforce and the transfer of Winstar's customer service operations to an alternate facility.

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

Overview

   General

     IDT Corporation ("IDT") is a leading facilities-based emerging multinational carrier that provides a broad range of telecommunication services to retail and wholesale customers worldwide. During Fiscal Year 2001, we concluded a restructuring that transformed IDT Corporation into a holding company, with operations conducted through two main subsidiaries: IDT Telecom, Inc. and IDT Ventures, Inc. During the second quarter of Fiscal Year 2002, IDT Ventures, Inc. (formerly the "Ventures" segment) was renamed IDT Media, Inc. (the "Media/Ventures" segment), in order to better reflect our focused initiatives in radio, technology, and print media.

     IDT's telecommunication services, conducted by its IDT Telecom, Inc. subsidiary, consist of retail services, including prepaid and rechargeable calling cards and domestic long distance services (the "Retail Telecommunications Services" segment), as well as wholesale carrier services (the "Wholesale Telecommunications Services" segment). IDT delivers its telecommunications services over a high-quality switch network based in the U.S. and Europe and owned and leased capacity on undersea fiber-optic cables, which connect our U.S. facilities with our international facilities and with the facilities of our foreign partners in Europe, Latin America and Asia. We monitor our network 24 hours a day, seven days a week through an automated network operations center. In addition, we obtain transmission capacity from other carriers. We deliver our international traffic worldwide pursuant to our agreements with U.S.-based carriers, 19 of the top 25 global carriers, and more than 20 of the companies that are primarily responsible for providing telecommunication services in particular countries (commonly referred to as "Post, Telephone and Telegraphs," or "PTTs").

     IDT offers retail long distance services to over 370,000 individual and business customers in the U.S. and worldwide. In addition, we have approximately 185 wholesale customers located in the U.S. and Europe.

     On December 19, 2001, one of our subsidiaries acquired certain of the U.S. voice and data assets of Winstar Communications, Inc. ("Winstar") and certain of its subsidiaries which are debtors and debtors in possession in bankruptcy proceedings pending before the United States Bankruptcy Court for the District of Delaware. Winstar operates as a Competitive Local Exchange Carrier ("CLEC") using fixed wireless technology to provide local and long distance voice services, internet connectivity, and data transmission services. Winstar's wireless technology uses microwave antennas on the roof of the customer's building to direct voice and data transmission to hub sites that serve as aggregation points for the reception and distribution of customer traffic. We seek to deliver a network that will carry bandwidth-intensive traffic from point of origination to point of termination for a substantial portion of the companies comprising the business communications market in the United States.

     As a result of the acquisition of Winstar on December 19, 2001, our January 31, 2002 Condensed Consolidated Financial Statements include Winstar's operating results since the acquisition date.

   Outlook

     In recent years, we have derived the majority of our revenues from our core telecommunications businesses, consisting primarily of retail prepaid calling cards and wholesale carrier services. These businesses have accounted for the bulk of our operating expenses as well.

     We are also developing various new telecom, Internet, and media related businesses. During the three and six months ended January 31, 2002, we incurred approximately $5.7 million and $12.2 million, respectively, in development and marketing costs for these business ventures, which provided us with revenues of approximately $5.7 million and $11.4 million, respectively. We anticipate that we will continue to incur significant costs related to these and other new ventures. The timing and magnitude of any revenues and/or operating profits to be realized from these new businesses remains uncertain.

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

     Historically, our core telecommunications revenues were evenly divided between our retail calling card and wholesale carrier business lines. However, in recent quarters, our revenue mix has dramatically shifted toward retail business lines, reflecting the strong growth of our debit card business and our domestic long distance business, while wholesale carrier revenues declined due to a shift in our wholesale customer base. We anticipate that this shift in revenue mix will continue, with the majority of our telecommunications revenues being derived from retail products and services.

Six Months Ended January 31, 2002 Compared to Six Months Ended January 31, 2001

Results of Operations

     Revenue. Revenues increased 26.4%, from approximately $564.2 million for the six months ended January 31, 2001 to approximately $713.2 million for the six months ended January 31, 2002. Excluding Winstar, revenues increased 23.0%, to approximately $694.1 million for the six months ended January 31, 2002. Telecommunications revenues increased 24.4%, from approximately $548.7 million for the six months ended January 31, 2001 to approximately $682.6 million for the six months ended January 31, 2002. Revenues from Media/Ventures businesses decreased 26.2%, from approximately $15.5 million for the six months ended January 31, 2001 to approximately $11.4 million for the six months ended January 31, 2002.

     Telecommunications revenues increased primarily as a result of an approximately 73.0% growth in minutes of use (excluding minutes related to the domestic long distance business) from approximately 3.00 billion for the six months ended January 31, 2001 to approximately 5.19 billion for the six months ended January 31, 2002. The increase in minutes was due to increased marketing of our calling cards and the February 2001 acquisition of the prepaid calling card operations of PT-1 Communications, Inc. ("PT-1"), which outweighed the effects of lower wholesale carrier minutes. Minutes of use grew at a faster rate than did telecom revenues, reflecting a decline in the average revenue per minute. The average revenue per minute decreased during the six months ended January 31, 2002, compared to the six months ended January 31, 2001, despite the exit of several competitors from our core retail and wholesale markets, due to the intensified price competition initiated by our remaining competitors, as they attempt to defend their remaining share of the market. The domestic long distance business, in which we act as a switchless reseller of another company's services, also experienced significant growth in minutes of use, fueled by the large increase in the number of domestic long distance customers. The decline in wholesale carrier minutes resulted from a reduction in the number of wholesale carrier services clients, reflecting an ongoing transition of our wholesale customer base towards a smaller group of larger, more financially stable customers. The decline in wholesale carrier minutes resulted in a decrease in wholesale telecommunications revenues of 33.4%, from approximately $214.1 million for the six months ended January 31, 2001 to approximately $142.5 million for the six months ended January 31, 2002. As a percentage of telecommunications revenues, wholesale telecommunications revenues decreased from approximately 39.0% for the six months ended January 31, 2001 to approximately 20.9% for the six months ended January 31, 2002.

     Revenues from retail telecommunications services increased 61.4%, from approximately $334.6 million for the six months ended January 31, 2001 to approximately $540.1 million for the six months ended January 31, 2002, as a result of increased sales of IDT-branded calling cards, the February 2001 acquisition of the prepaid calling card operations of PT-1, and higher domestic long distance revenues. As a percentage of overall telecommunications revenue, retail telecommunications revenue increased from approximately 61.0% for the six months ended January 31, 2001 to approximately 79.1% for the six months ended January 31, 2002. Calling card sales increased 58.4%, from approximately $309.5 million for the six months ended January 31, 2001, to approximately $490.2 million for the six months ended January 31, 2002, fueled by the introduction of several new calling cards in the U.S., the continued strong growth of European operations, the acquisition of the calling card operations of PT-1, and a continued expansion of market share. We continued to take market share from competitors who have scaled back their calling card operations or have left the market entirely. Calling card sales as a percentage of retail telecommunication services revenues decreased from 92.5% for the six months ended January 31, 2001 to 90.8% for the six months ended January 31, 2002, as revenues from domestic long distance services grew at a faster rate than did calling card revenues. Revenues from domestic long distance services increased 121.2%, from approximately $21.9 million for the six months ended January 31, 2001, to approximately $48.5 million for the six months ended January 31, 2002. The domestic long distance revenue gains are attributable to the continued aggressive growth of our flat-rate, $0.05 a minute long distance calling plan, which has been fueled by increased marketing expenditures, resulting in a significant increase in the number of domestic long distance customers. Revenues from other retail businesses, consisting primarily of call reorigination services, amounted to $1.4 million for the six months ended January 31, 2002 versus $3.2 million for the six months ended January 31, 2001.

     Revenues from Winstar were $19.2 million for the six months ended January 31, 2002, representing 2.7% of our total revenue.

     As a percentage of total revenues, Media/Ventures businesses revenues decreased to 1.6% for the six months ended January 31, 2002, from 2.8% for the six months ended January 31, 2001. The decrease in Media/Ventures businesses revenues reflects our gradual exit from the dial-up and DSL internet access businesses.

     Direct Cost of Revenues. Direct cost of revenues increased by 14.2%, from approximately $490.8 million for the six months ended January 31, 2001 to approximately $560.6 million for the six months ended January 31, 2002. Excluding Winstar, direct cost of revenues increased 10.1% to approximately $540.2 million for the six months ended January 31, 2002. As a percentage of total revenues, these costs decreased from 87.0% for the six months ended January 31, 2001 to 78.6% for the six months ended January 31, 2002. Excluding Winstar, as a percentage of total revenues, direct costs decreased to 77.8% for the six months ended January 31, 2002. The dollar increase is due primarily to increases in underlying carrier and connectivity costs, as our telecommunications minutes of use grew significantly. Included in direct cost of revenues for the second quarter of Fiscal Year 2002 is a $4.5 million charge related to the early termination of a long-term bandwidth contract, as we seek to take advantage of the currently depressed bandwidth market to replace existing, above-market price bandwidth, with significantly lower-cost bandwidth. As a percentage of total revenues, the decrease in direct costs reflects the higher gross margins experienced across all business lines, reflecting economies of scale and continued operating efficiency gains, as well as a continued shift in revenue mix towards higher-margin retail business lines.

     Selling, General and Administrative. Selling, general and administrative costs increased 4.9%, from approximately $152.7 million for the six months ended January 31, 2001 to approximately $160.1 million for the six months ended January 31, 2002. Excluding Winstar, selling, general and administrative costs decreased 6.7% to approximately $142.5 million for the six months ended January 31, 2002. As a percentage of total revenues, these costs decreased from 27.1% for the six months ended January 31, 2001 to 22.4% for the six months ended January 31, 2002. Excluding Winstar, as a percentage of total revenues, selling, general and administrative costs decreased to 20.5% for the six months ended January 31, 2002. Selling, general and administrative expenses from telecommunications operations increased 17.6% from $93.7 million for the six months ended January 31, 2001 to $110.2 million for the six months ended January 31, 2002. The increase in selling, general and administrative expenses for our telecommunications operations is due to several factors, including increased international calling card distribution costs, increased sales and marketing efforts for our retail services, such as prepaid calling cards and domestic long distance, as well as increased salaries, facilities costs and professional fees related to the expansion of our infrastructure to facilitate our current and anticipated future sales growth.

     Included in selling, general and administrative costs for the six months ended January 31, 2002 is approximately $20.5 million in selling, general and administrative costs associated with our Media/Ventures segment, compared to $44.5 million for the six months ended January 31, 2001. The decrease in selling, general, and administrative costs in our Media/Ventures businesses reflects the implementation of stricter management controls over operating expenses, the gradual exit from the dial-up and DSL Internet access businesses, as well as the restructuring of our Media/Ventures business portfolio, with a shift from highly speculative ventures to more stable, entrepreneurial initiatives in the radio, technology and print media businesses. Selling, general and administrative costs associated with Winstar were $17.6 million for the six months ended January 31, 2002. We also recorded approximately $11.8 million in general corporate expenses for the six months ended January 31, 2002, compared to $14.4 million recorded in the same period last year.

     We anticipate that selling, general and administrative expenses will increase in dollar terms in the future, and will continue to be equivalent to a significant percentage to total revenues, as we expand both our core telecommunications businesses and our new Winstar and Media/Ventures businesses. Over the next few quarters, as we move our different Media/Ventures businesses through their respective development stages, we anticipate that selling, general and administrative expenses for our Media/Ventures division could exceed, in dollar terms, the revenues generated from this division.

     Depreciation and Amortization. Depreciation and amortization increased 2.8%, from approximately $29.3 million for the six months ended January 31, 2001 to approximately $30.1 million for the six months ended January 31, 2002. Excluding Winstar, depreciation and amortization increased 1.6% to approximately $29.7 million for the six months ended January 31, 2002. As a percentage of revenues, these costs decreased from 5.2% for the six months ended January 31, 2001 to 4.5% for the six months ended January 31, 2002. Excluding Winstar, as a percentage of revenues, depreciation and amortization decreased to 4.3% for the six months ended January 31, 2002. These costs increased, in absolute dollar terms, primarily as a result of our higher fixed asset base during the six months ended January 31, 2002 as compared with the six months ended January 31, 2001, reflecting our efforts to expand our telecommunications network infrastructure and our facilities, and also due to the acquisition of Winstar. Partially offsetting the increase in depreciation expense is the fact that we no longer amortize goodwill as a result of the adoption, as of August 1, 2001, of SFAS No. 142. We anticipate that depreciation expense will continue to increase as we continue to add to our asset base, particularly in our telecommunications businesses, allowing us to implement our growth strategy. Depreciation and amortization declined as a percentage of revenues, as revenues for the six months ended January 31, 2002 increased at a faster rate than did depreciation charges.

     Impairment Charges. We recorded an impairment charge of $2.8 million during the three months ended October 31, 2001, primarily resulting from the write-down of certain decommissioned European telecommunications switch equipment.

     Loss from Operations. Loss from operations was $40.3 million for the six months ended January 31, 2002, compared to a loss from operations of $108.5 million for the six months ended January 31, 2001. Excluding Winstar, loss from operations was $21.2 million. Our telecommunications businesses recorded income from operations of approximately $4.1 million for the six months ended January 31, 2002, compared to a loss of approximately $52.5 million for the six months ended January 31, 2001, due to the higher gross margins resulting from the revenue growth and the continued operating efficiency gains, as described above.

     Loss from operations for our Media/Ventures segment for the six months ended January 31, 2002 was approximately $12.2 million, compared to an operating loss of approximately $41.6 million for the six months ended January 31, 2001, reflecting the implementation of stricter management controls over operating expenses, as well as the restructuring of our Media/Ventures business portfolio, as described above.

     Interest and other income (expense). Net interest and other income amounted to an expense of approximately $10.9 million for the six months ended January 31, 2002, compared to income of $1,220.6 million in the same period last year.

     Included in interest and other income for the six months ended January 31, 2002 were investment losses including losses of approximately $16.7 million associated with recording our pro-rata share of Net2Phone's losses through the equity method, and a charge of $5.9 million related to an obligation to guarantee to AT&T the value of approximately 1.4 million shares of IDT Class B common stock being retained by AT&T. Also included were net interest income and other investment gains totaling $11.6 million.

     Included in interest and other income for the six months ended January 31, 2001 is a realized gain of $999.6 million on the our sale of 14.9 million shares of Net2Phone Class A common stock to AT&T, $38.1 million in gains we recognized in conjunction with Net2Phone's sale of newly issued shares to AT&T and approximately $313.5 million in gains related to the settlement of our lawsuit with TyCom Ltd. Partially offsetting this income was a recognized loss of approximately $130.6 million related primarily to the sale of some of our Terra Networks shares, and a loss of approximately $31.8 million associated with recording our pro-rata share of Net2Phone's losses through the equity method. Also included were net interest income and other investment gains totaling $31.8 million.

     Taxes. We recorded an income tax benefit of approximately $33.9 million for the six months ended January 31, 2002, compared to an income tax expense of approximately $356.0 million for the six months ended January 31, 2001.

     Cumulative Effect of Accounting Change. In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. We chose to early adopt the new rules on accounting for goodwill and other intangible assets and to apply them effective with the beginning of the first quarter of Fiscal Year 2002. In accordance with our adoption of these rules, we performed the required impairment tests of goodwill as of August 1, 2001, and as a result, we recorded an impairment charge of $147.0 million, net of income taxes of $3.5 million. The impairment charge was recorded as a cumulative effect adjustment of a change in accounting principle.

Three Months Ended January 31, 2002 Compared to Three Months Ended January 31, 2001

Results of Operations

     Revenue. Revenues increased 30.1%, from approximately $287.6 million for the three months ended January 31, 2001 to approximately $374.0 million for the three months ended January 31, 2002. Excluding Winstar, revenues increased 23.4%, to approximately $354.9 million for the three months ended January 31, 2002. Telecommunications revenues increased 24.3%, from approximately $280.9 million for the three months ended January 31, 2001 to approximately $349.1 million for the three months ended January 31, 2002. Revenues from Media/Ventures businesses decreased 14.8%, from approximately $6.7 million for the three months ended January 31, 2001 to approximately $5.7 million for the three months ended January 31, 2002.

     Telecommunications revenues increased primarily as a result of an approximately 64.8% growth in minutes of use (excluding minutes related to the domestic long distance business) from approximately 1.62 billion for the three months ended January 31, 2001 to approximately 2.67 billion for the three months ended January 31, 2002. The increase in minutes was due to increased marketing of our calling cards and the February 2001 acquisition of the prepaid calling card operations of PT-1, which outweighed the effects of lower wholesale carrier minutes. Minutes of use grew at a faster rate than did telecom revenues, reflecting a decline in the average revenue per minute. The average revenue per minute decreased during the three months ended January 31, 2002, compared to the three months ended January 31, 2001, despite the exit of several competitors from our core retail and wholesale markets, due to the intensified price competition initiated by our remaining competitors, as they attempt to defend their remaining share of the market. The domestic long distance business, in which we act as a switchless reseller of another company's services, also experienced significant growth in minutes of use, fueled by the large increase in the number of domestic long distance customers. The decline in wholesale carrier minutes resulted from a reduction in the number of wholesale carrier services clients, reflecting an ongoing transition of our wholesale customer base towards a smaller group of larger, more financially stable customers. The decline in wholesale carrier minutes resulted in a decrease in wholesale telecommunications revenues of 28.0%, from approximately $103.3 million for the three months ended January 31, 2001 to approximately $74.4 million for the three months ended January 31, 2002. As a percentage of telecommunications revenues, wholesale telecommunications revenues decreased from approximately 36.8% for the three months ended January 31, 2001 to approximately 21.3% for the three months ended January 31, 2002.

     Revenues from retail telecommunications services increased 54.7%, from approximately $177.6 million for the three months ended January 31, 2001 to approximately $274.7 million for the three months ended January 31, 2002, as a result of increased sales of IDT-branded calling cards, the February 2001 acquisition of the prepaid calling card operations of PT-1, and higher domestic long distance revenues. As a percentage of overall telecommunications revenue, retail telecommunications revenue increased from approximately 63.2% for the three months ended January 31, 2001 to approximately 78.7% for the three months ended January 31, 2002. Calling card sales increased 52.1%, from approximately $162.9 million for the three months ended January 31, 2001, to approximately $247.8 million for the three months ended January 31, 2002, fueled by the introduction of several new calling cards in the U.S., the continued strong growth of European operations, the acquisition of the calling card operations of PT-1, and a continued expansion of market share. We continued to take market share from competitors who have scaled back their calling card operations or have left the market entirely. Calling card sales as a percentage of retail telecommunication services revenues decreased from 91.7% for the three months ended January 31, 2001 to 90.2% for the three months ended January 31, 2002, as revenues from domestic long distance services grew at a faster rate than did calling card revenues. Revenues from domestic long distance services increased 99.0%, from approximately $13.2 million for the three months ended January 31, 2001, to approximately $26.3 million for the three months ended January 31, 2002. The domestic long distance revenue gains are attributable to the continued aggressive growth of our flat-rate, $0.05 a minute long distance calling plan, which has been fueled by increased marketing expenditures, resulting in a significant increase in the number of domestic long distance customers. Revenues from other retail businesses, consisting primarily of call reorigination services, amounted to $0.6 million for the three months ended January 31, 2002 versus $1.5 million for the three months ended January 31, 2001.

     Revenues from Winstar were $19.2 million for the three months ended January 31, 2002, representing 5.1% of our total revenue.

     As a percentage of total revenues, Media/Ventures businesses revenues decreased to 1.5% for the three months ended January 31, 2002, from 2.3% for the three months ended January 31, 2001. The decrease in Media/Ventures businesses revenues reflects our gradual exit from the dial-up and DSL Internet access businesses.

     Direct Cost of Revenues. Direct cost of revenues increased by 16.6%, from approximately $252.2 million for the three months ended January 31, 2001 to approximately $294.0 million for the three months ended January 31, 2002. Excluding Winstar, direct cost of revenues increased 8.5% to approximately $273.6 million for the three months ended January 31, 2002. As a percentage of total revenues, these costs decreased from 87.7% for the three months ended January 31, 2001 to 78.6% for the three months ended January 31, 2002. Excluding Winstar, as a percentage of total revenues, direct costs decreased to 77.1% for the three months ended January 31, 2002. The dollar increase is due primarily to increases in underlying carrier and connectivity costs, as telecommunications minutes of use grew significantly. Included in direct cost of revenues for the three months ended January 31, 2002 is a $4.5 million charge related to the early termination of a long-term bandwidth contract, as we seek to take advantage of the currently depressed bandwidth market to replace existing, above-market price bandwidth, with significantly lower-cost bandwidth. As a percentage of total revenues, the decrease in direct costs reflects the higher gross margins experienced across all business lines, reflecting economies of scale and continued operating efficiency gains, as well as a continued shift in revenue mix towards higher-margin retail business lines.

     Selling, General and Administrative. Selling, general and administrative costs increased 34.2%, from approximately $69.3 million for the three months ended January 31, 2001 to approximately $93.0 million for the three months ended January 31, 2002. Excluding Winstar, selling, general and administrative costs increased 8.8% to approximately $75.4 million for the three months ended January 31, 2002. As a percentage of total revenues, these costs increased from 24.1% for the three months ended January 31, 2001 to 24.9% for the three months ended January 31, 2002. Excluding Winstar, as a percentage of total revenues, selling, general and administrative costs decreased to 21.2% for the three months ended January 31, 2002. Selling, general and administrative expenses from telecommunications operations increased 28.1%, from $46.1 million for the three months ended January 31, 2001 to $59.0 million for the three months ended January 31, 2002. The increase in selling, general and administrative expenses for our telecommunications operations is due to several factors, including increased international calling card distribution costs, increased sales and marketing efforts for our retail services, such as prepaid calling cards and domestic long distance, as well as increased salaries, facilities costs and professional fees related to the expansion of our infrastructure to facilitate our current and anticipated future sales growth.

     Included in selling, general and administrative costs for the three months ended January 31, 2002 is approximately $10.1 million in selling, general and administrative costs associated with our Media/Ventures segment compared to $16.1 million for the three months ended January 31, 2001. The decrease in selling, general and administrative costs in our Media/Ventures businesses reflects the implementation of stricter management controls over operating expenses, the gradual exit form the dial-up and DSL Internet access businesses, as well as the restructuring of our Media/Ventures business portfolio, with a shift from highly speculative ventures to more stable, entrepreneurial initiatives in the radio, technology and print media businesses. Selling, general, and administrative costs associated with Winstar were $17.6 million for the three months ended January 31, 2002. We also recorded approximately $6.2 million in general corporate expenses for the three months ended January 31, 2002, compared to $7.1 million recorded in the same period last year.

     Depreciation and Amortization. Depreciation and amortization increased 1.6%, from approximately $14.6 million for the three months ended January 31, 2001 to approximately $14.8 million for the three months ended January 31, 2002. Excluding Winstar, depreciation and amortization decreased 0.8% to approximately $14.5 million for the three months ended January 31, 2002. As a percentage of revenues, these costs decreased from 5.1% for the three months ended January 31, 2001 to 4.0% for the three months ended January 31, 2002. These costs increased, in absolute dollar terms, primarily as a result of our higher fixed asset base during the three months ended January 31, 2002 as compared with the three months ended January 31, 2001, reflecting our efforts to expand our telecommunications network infrastructure and our facilities, and also due to the acquisition of Winstar. Partially offsetting the increase in depreciation expense is the fact that we no longer amortize goodwill as a result of the adoption, as of August 1, 2001, of SFAS No. 142. We anticipate that depreciation expense will continue to increase as we continue to add to our asset base, particularly in our telecommunications businesses, allowing us to implement our growth strategy. Depreciation and amortization declined as a percentage of revenues, as revenues for the three months ended January 31, 2002 increased at a faster rate than did depreciation charges.

     Loss from Operations. Loss from operations was $27.8 million for the three months ended January 31, 2002, compared to a loss from operations of $48.4 million for the three months ended January 31, 2001. Excluding Winstar, loss from operations was $8.6 million. Our telecommunications businesses recorded income from operations of approximately $4.0 million for the three months ended January 31, 2002, compared to a loss of approximately $24.6 million for the three months ended January 31, 2001, due to higher gross margins resulting from the revenue growth and the continued operating efficiency gains, as described above.

     Loss from operations for our Media/Ventures segment for the three months ended January 31, 2002 was approximately $5.7 million, compared to an operating loss of approximately $16.7 million for the three months ended January 31, 2001, reflecting the implementation of stricter management controls over operating expenses, as well as the restructuring of our Media/Ventures business portfolio, as described above.

     Interest and other income (expense). Included in interest and other income for the three months ended January 31, 2002 were investment losses including losses of approximately $11.4 million associated with recording our pro-rata share of Net2Phone's losses through the equity method, and a gain of $8.1 million related to an obligation to guarantee to AT&T the value of approximately
1.4 million shares of IDT Class B common stock being retained by AT&T. Also included were net interest income and other investment gains totaling $3.3 million.

     Included in interest and other income for the three months ended January 31, 2001 were recognized losses of approximately $91.6 million related primarily to the sale of some of our Terra Networks shares, as well as a loss of approximately $31.0 million associated with recording our pro-rata share of Net2Phone's losses through the equity method. Also included were net interest income totaling $16.2 million.

     Taxes. We recorded an income tax benefit of approximately $15.7 million for the three months ended January 31, 2002, compared to an income tax benefit of approximately $40.4 million for the three months ended January 31, 2001.

Liquidity and Capital Resources

General

     Historically, we have satisfied our cash requirements through a combination of cash flow from operating activities, sales of equity and debt securities and borrowings from third parties. Additionally, we received approximately $1.0 billion from the sale of Net2Phone Class A common stock to AT&T in August 2000.

     As of January 31, 2002, we had cash, cash equivalents and marketable securities of approximately $1.1 billion. Our working capital as of January 31, 2002 was approximately $881.1 million. We generated positive cash flow from operating activities of approximately $19.1 million during the six months ended January 31, 2002, compared with negative cash flow from operating activities of approximately $82.8 million during the six months ended January 31, 2001. Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on the timing of operating cash receipts and payments, especially trade accounts receivable and accounts payable. Trade accounts receivable, accounts payable and accrued expenses have generally increased from period to period as our businesses have grown.

     On December 19, 2001, one of our subsidiaries acquired certain of the U.S. voice and data assets of Winstar and certain of its subsidiaries which are debtors and debtors in possession in bankruptcy proceedings pending before the United States Bankruptcy Court for the District of Delaware. The purchase price for Winstar was comprised of a $30.0 million cash payment at the time of closing, $12.5 million in newly issued shares of IDT Class B common stock and 5% of the common equity interests in the acquiring subsidiary (the remaining 95% of the common equity interests as well as all of the preferred equity interests in the acquiring subsidiary are owned by IDT). We also agreed to invest $60.0 million into Winstar to be used as working capital. With regard to the assumption of liabilities, we have until April 17, 2002 (120 days from the date of the acquisition) to decide, in our sole discretion, which of the contractual agreements relating to Winstar we would like to assume.

     On January 30, 2002, IDT Telecom, Inc., a subsidiary of IDT, sold 7,500 newly issued shares of its common stock to Liberty at a price of $4,000 per share, for total aggregate proceeds of $30.0 million. As a result of the investment, Liberty became the owner of approximately 4.8% of the common equity of IDT Telecom, Inc. (0.5% of the voting power).

     We continue to expand our international and domestic telecommunications network infrastructure. Our capital expenditures were approximately $16.1 million for the six months ended January 31, 2002, compared to approximately $62.4 million for the six months ended January 31, 2001. We anticipate making significant capital expenditures over the remainder of Fiscal 2002 and beyond, as we expand our telecommunications infrastructure, primarily to accommodate the anticipated continued increase in calling-card related telecommunications minutes of use. From time to time, we will finance a portion of our capital expenditures through capital leases, with the cost of such financing the primary consideration in determining our financing activity.

     We experience intense price competition in our telecommunications businesses. The long distance telecommunications industry has been characterized by significant declines in both per-minute revenues and per-minute costs. In the past, these factors have tended to generally offset each other. However, since the mid-point of Fiscal Year 2000, as per-minute pricing continued to erode, and began to outpace the drop in per-minute costs, gross margins have come under increasing pressure. Our long term strategy involves terminating a larger proportion of minutes on our own network, thereby lowering costs and preserving margins even in a weaker price environment. In addition, as our minutes of use have steadily grown, we have attempted to leverage our burgeoning buying power as well as our financial stability to negotiate more favorable rates with our suppliers. However, in the short term, the incremental demand for usage has outpaced the rate of deployment of additional network capacity, particularly in light of the significant increase in minutes of use we have experienced as a result of the growth of IDT's existing calling card business. In fact, it has become commonplace within the industry for companies to experience delays in network build-out programs. As such, there can be no assurance that we will be able to maintain our gross margins at the current level, in the face of lower per-minute revenues.

     We continued to fund our Media/Ventures segment throughout the six months ended January 31, 2002, incurring significant start-up, development, marketing and promotional costs. As we move our Media/Ventures businesses through their respective development stages, we anticipate that selling, general and administrative expenses for our Media/Ventures segment will exceed, by a significant amount, the revenues generated by this segment for the foreseeable future. Due to the start-up nature of many of our Media/Ventures businesses, the exact timing and magnitude of future revenues remains difficult to predict.

Changes in Other Current Assets, Trade Accounts Receivable, Allowance for
 Doubtful Accounts and Deferred Revenue

     Other current assets increased from $32.4 million at July 31, 2001 to $48.7 million at January 31, 2002 due to an increase in European prepaid distribution costs as well as the acquisition of Winstar. The average age of our trade accounts receivable, as measured by number of days sales outstanding, has continued to decrease over the previous quarters. This decline is due primarily to the recent growth in revenues, which has served to reduce the number of days sales outstanding, partially offset by the acquisition of Winstar.

     Due to the wide range of collection terms, future trends with respect to days sales outstanding generally depend on the proportion of total sales made to carriers versus those made to prepaid calling card distributors, who generally receive shorter payment terms than do carrier customers. As such, the trends in days sales outstanding will depend, in large part, on the mix of wholesale (carrier) versus retail (prepaid calling card distributor) customers. As we anticipate that in the near term retail revenues will continue to account for an increasing proportion of overall revenues, we could experience further declines in the average age of our trade accounts receivable for the remainder of Fiscal Year 2002. Conversely, as we are willing to extend longer payment terms to more credit-worthy customers, an increase in customers belonging to the highest credit classes, as a percentage of total customers, could lead to an increase in days sales outstanding. Therefore, due to the conflicting nature of the above factors, future trends in days sales outstanding remain difficult to predict, and it is not possible at this time to determine whether recent trends in days sales outstanding will continue.

     The allowance for doubtful accounts as a percentage of trade accounts receivable increased from 16.2% at July 31, 2001, to 17.0% at January 31, 2002. The increase reflects the increase in the number of domestic long distance customers, who have traditionally required a larger reserve than do wholesale and retail calling card customers. Although we anticipate that our customer base across all business lines will continue its transition towards a more credit-worthy group, some of our existing trade accounts receivable are still related to sales made to less credit-worthy customers.

     Deferred revenue as a percentage of total revenues vary from period to period depending on the mix and the timing of revenues. During the six months ended January 31, 2002, we experienced a steady increase in the sale of our prepaid calling cards due to the introduction of several new calling cards in the U.S., the continued growth of European operations, the acquisition of the prepaid calling card operations of PT-1, and increased marketing efforts for existing IDT prepaid calling cards. This resulted in a continued increase in actual deferred revenue.

Significant Transactions

     On December 19, 2001, one of our subsidiaries acquired certain of the U.S. voice and data assets of Winstar. Winstar operates as a CLEC using fixed wireless technology to provide local and long distance voice services, Internet connectivity, and data transmission services.

     On October 23, 2001, we entered into an agreement to lead a consortium that would concentrate ownership of Net2Phone. As of January 31, 2002, the consortium's ownership in Net2Phone was approximately 46% (63% of the voting power). The consortium consists of IDT, Liberty, and AT&T, resulting in significant economic investments in Net2Phone for all three parties. As part of the agreement, IDT and AT&T contributed their shares of Net2Phone (approximately
10.0 million and 18.9 million shares, respectively) to a newly formed limited liability company, NTOP Holdings, LLC ("LLC"). Liberty then acquired a substantial portion of the LLC's units from AT&T, while IDT increased its stake and AT&T retained a significant interest. The LLC now holds an aggregate of 28.9 million shares of Net2Phone's Class A common stock. We hold the controlling membership interest in the LLC and we are the managing member of the LLC. We account for our investment in the LLC using the equity method, since our control of the LLC is deemed to be temporary due to unilateral liquidation rights held by each of the LLC members.

     On October 11, 2001 we issued to Liberty 3,810,265 shares of IDT Class B common stock in exchange for 3,728,949 shares of IDT common stock. The exchange rate was based upon the relative average market prices for the IDT Class B common stock and the IDT common stock during a specified 30 trading day period.

     In March 2001, we exercised an option to sell to AT&T approximately 2.0 million shares of our Class B common stock for approximately $75.0 million. In conjunction with the formation of the consortium, we guaranteed to AT&T the value of approximately 1.4 million shares of IDT Class B common stock still being retained by AT&T. If the value of IDT Class B common stock is less than $27.5 million on October 19, 2002, and AT&T or an affiliate retains all the shares through such date, then we will be obligated to pay AT&T the difference with cash, additional shares of IDT Class B common stock or a combination of both, at the option of IDT. In connection with this obligation, we recorded in "other income (expense)" a charge of $14.0 million during the first quarter of Fiscal Year 2002, which was reduced by a gain of $8.1 million during the second quarter of Fiscal Year 2002. We are subject to additional charges through October 19, 2002, based on changes in the market value of IDT Class B common stock.

Stock Buyback Program

     Our Board of Directors has authorized the repurchase of up to 45 million shares of our common stock and Class B common stock. We repurchased approximately 1.4 million shares of our common stock, for an aggregate purchase price of approximately $15.6 million, during the six months ended January 31, 2002. Through January 31, 2002, we have repurchased approximately 15.6 million shares of our common stock under the authorized stock buyback program, of which approximately 6.2 million shares have been retired.

Other Sources and Uses of Resources

     We intend to, where appropriate, make strategic acquisitions to expand our telecommunications businesses. These acquisitions could include, but are not limited to, acquisitions of telecommunications equipment, telecommunications network capacity, customer bases or other assets. We may also make strategic acquisitions related to any of our new Media/Ventures businesses. From time to time, we evaluate potential acquisitions of companies, technologies, products and customer accounts that complement our businesses, particularly in light of the financial distress currently being encountered by many telecommunications firms. These conditions have resulted in the availability for sale of numerous strategic assets and businesses.

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

     The following tables quantify our future contractual obligations and commercial commitments, which consist primarily of capital and operating lease obligations (in millions).

                             Contractual Obligations
                             Payments Due by Period

                                                           Less than                                       After
                                               Total         1 year      1 - 3 years    4 - 5 years      5 years
                                            ----------     ----------    -----------    -----------     ----------

Long term debt .........................    $      0.4     $     --       $     --       $      0.4     $     --
Capital lease obligations ..............          84.7           29.5           41.2           14.0           --
Operating leases .......................         150.6           19.6           33.0           15.9           82.1
                                            ----------     ----------     ----------     ----------     ----------
Total contractual cash
  obligations ..........................    $    235.7     $     49.1     $     74.2     $     30.3     $     82.1
                                            ==========     ==========     ==========     ==========     ==========

                          Other Commercial Commitments
                             Payments Due by Period

                                                           Less than                                       After
                                               Total         1 year      1 - 3 years    4 - 5 years      5 years
                                            ----------     ----------    -----------    -----------     ----------
Standby letters of credit ..............    $      8.5     $      0.5     $      6.1     $      0.4     $      1.5
Guarantees .............................           3.1            --             --             --             3.1
                                            ----------     ----------    -----------    -----------     ----------
Total commercial
  commitments ..........................    $     11.6     $      0.5     $      6.1     $      0.4     $      4.6
                                            ==========     ==========     ==========     ==========     ==========

     In addition, with regard to the assumption of liabilities as a result of the Winstar acquisition, we have until April 17, 2002 (120 days from the date of the acquisition) to decide, in our sole discretion, which of the contractual agreements relating to Winstar we would like to assume.

European Currency Conversion

     In January 1999, a new currency called the "euro" was introduced in certain Economic and Monetary Union ("EMU") countries. The EMU countries adopted the euro as their common legal currency, and through January 1, 2002, both the existing national currency of the respective EMU country and the euro were accepted as legal currency. Beginning in 2002, all EMU countries began to operate with the euro as their single currency. Uncertainty exists as to the effect the euro currency will have on the market for international telecommunications services. We do not anticipate, based on currently available information, that the euro will have a material adverse impact on our operations and sales.

Item 3.    Quantitative and Qualitative Disclosures About Market Risks.

     The Securities and Exchange Commission's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in commodity prices, and we do not consider the market risk exposure relating to foreign currency exchange to be material. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. We are exposed to changes in interest rates primarily from our investments in cash equivalents and marketable securities. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words "believes," "anticipates," "expects," "plans," "intends," and similar words and phrases. Such forward-looking statements include, among other things, our plans to implement our growth strategy, improve our financial performance, expand our infrastructure, develop new products and services, expand our sales force, expand our customer base and enter international markets, and the possible outcome of our litigation. Such forward-looking statements also include our expectations concerning factors affecting the markets for our products, such as changes in the U.S. and the international regulatory environment and the demand for long-distance telecommunications. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed in this report. In addition to the factors specifically noted in the forward-looking statements, other important factors that could result in those differences include (a) general economic conditions in the telecommunications and Internet markets, including inflation, recession, interest rates, and other economic factors; (b) casualty to or other disruption of our facilities and operations; (c) those discussed in our Annual Report on Form 10K for the year ended July 31, 2001; and (d) other factors that generally affect the business of telecommunications, Internet and other communications companies. The forward-looking statements are made as of the date of this Report, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth herein and the other information set forth from time to time in our reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the year ended July 31, 2001 and Quarterly Report on Form 10-Q for the three months ended October 31, 2001.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

     Incorporated by reference from Part I, Item I, Financial Statements (Unaudited), Note 8, captioned "Legal Proceedings and Contingencies."

Item 2.    Changes in Securities and Use of Proceeds

     Pursuant to an Asset Purchase Agreement dated as of January 7, 2002, among Horizon Global Trading, LLC, Horizon Real Time Systems, Inc. and IDT Horizon GT, Inc., a wholly-owned subsidiary of the Company, the Company acquired assets related to the development and licensing of Internet-based financial trading systems and related software in exchange for 348,190 shares of the Company's Class B common stock. The exchange rate was based upon the relative average market prices for the Class B common stock during a specified 20 trading day period.

     Pursuant to an Asset Purchase Agreement dated as of December 18, 2001, among IDT Winstar Acquisition, Inc. ("IDT Winstar"), Winstar Communications, Inc. and certain of its subsidiaries (collectively "Winstar"), and pursuant to an order of the United States Bankruptcy Court for the District of Delaware, the Company issued 990,267 shares of Class B common stock to WCI Capital Corp. as a portion of the consideration paid by IDT Winstar for certain of the U.S. voice and data assets of Winstar. The number of shares issued was based on the average closing price for such shares during the seven-day period ended December 14, 2001.

     Each of these issuances was made under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, being a transaction not involving any public offering. No underwriters were involved in the issuances of the above-described securities.

Item 3.    Defaults Upon Senior Securities

     None

Item 4.    Submission of Matters to a Vote of Security Holders

     Our Annual Meeting of Stockholders (the "Meeting") was held on December 13, 2001. The following matters were submitted to our stockholders for their vote, and the results of the vote taken at the Meeting were as follows:

     1.  Five of our Class III Directors were elected for a term of three years.

        (a)  Howard S. Jonas:            45,767,845 votes for;        0 votes against;        395,891 abstentions;

        (b)  Joyce J. Mason:             44,108,483 votes for;        0 votes against;        2,055,254 abstentions;

        (c)  Geoffrey Rochwarger:        44,108,365 votes for;        0 votes against;        2,055,372 abstentions;

        (d)  Dr. Saul K. Fenster:        45,808,164 votes for;        0 votes against;        355,572 abstentions;

        (e)  Michael J. Levitt:          45,808,076 votes for;        0 votes against;        355,660 abstentions; and

        0 broker held non-voted shares.

     2. An Amendment to the Company's 1996 Stock Option and Incentive Plan, as Amended and Restated (the "Plan") was ratified. The Company's stockholders approved an amendment to the Plan that increased the number of shares of the Company's Class B common stock available for the grant of awards thereunder by an additional 3,000,000 shares.

        34,134,631 votes for;            3,881,105 votes against;     0 abstentions; and

        0 broker held non-voted shares.

     3. The appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending July 31, 2002 was ratified.

        46,045,127 votes for;            75,590 votes against;        0 abstentions; and

        0 broker held non-voted shares.

Item 5.    Other Information

     None

Item 6.    Exhibits and Reports on Form 8-K

     (a)  Exhibits:

     Exhibit
      Number        Description
      ------        -----------

      3.01(1)       Restated Certificate of Incorporation of the Registrant.
      3.02(1)       By-laws of the Registrant.
      3.03(2)       Certificate of Amendment to the Restated Certificate of
                    Incorporation of the Registrant.
     10.42(3)       Asset Purchase Agreement, dated December 18, 2001, between
                    IDT Winstar Acquisition, Inc., Winstar Communications, Inc.
                    and the subsidiaries of Winstar Communications, Inc. listed on Appendix 1 thereto.

-----------

(1) Incorporated by reference to Form S-1 filed February 21, 1996 file no. 333-00204.
(2) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 2000, filed June 14, 2000.
(3)  Incorporated by reference to Form 8-K filed January 3, 2002.

     (b)  Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K on January 3, 2002, announcing that on December 19, 2001, the Company, through a subsidiary, acquired certain of the U.S. voice and data assets of Winstar Communications, Inc. ("Winstar"). The acquisition was made pursuant to an Asset Purchase Agreement (the "Agreement"), dated December 18, 2001, between IDT Winstar Acquisition, Inc., Winstar and certain of its subsidiaries. The purchase price was $42.5 million, $30 million of which was paid in cash (from IDT's cash reserves) and $12.5 million of which was paid in newly issued shares of IDT Class B common stock, plus 5% of the common equity interests in the acquiring entity (the remaining 95% of the common equity interests as well as all of the preferred equity interests in the acquiring entity are owned by IDT).

                                 IDT CORPORATION

                                    FORM 10-Q

                                JANUARY 31, 2002

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IDT CORPORATION


March 15, 2002                          By: /s/ Howard S. Jonas
--------------                              ------------------------------------
      Date                                  Howard S. Jonas
                                            Chairman of the Board and Treasurer
                                            (Principal Executive Officer)


March 15, 2002                          By: /s/ Stephen R. Brown
--------------                              ------------------------------------
      Date                                  Stephen R. Brown
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                                  EXHIBIT INDEX

     Exhibit
      Number        Description
      ------        -----------

      3.01          Restated Certificate of Incorporation of the Registrant.
      3.02          By-laws of the Registrant.
      3.03 Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.
     10.42 Asset Purchase Agreement, dated December 18, 2001, between IDT Winstar Acquisition, Inc., Winstar Communications, Inc. and the subsidiaries of Winstar Communications, Inc. listed on Appendix 1 thereto.