Form 10-Q
period 2002-04-30
IDT CORP
filed 2002-06-14
CIK 1005731

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             ----------------------


                                   FORM 10-Q


|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended April 30, 2002

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                         Commission File Number: 0-27898


                             ----------------------


                                 IDT CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

             Delaware                                      22-3415036
   -----------------------------                     ----------------------
         (State or other                                (I.R.S. Employer
         jurisdiction of                                 Identification
         incorporation or                                    Number)
          organization)

    520 Broad Street, Newark, New Jersey                    07102
----------------------------------------------           ------------
  (Address of principal executive offices)                (Zip Code)

                                 (973) 438-1000
                 ----------------------------------------------
                   (Registrant's telephone number, including
                                   area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|


      Common Stock, $.01 par value -- 24,856,847 shares as of June 10, 2002 Class A Common Stock, $.01 par value -- 9,816,988 shares as of June 10, 2002 Class B Common Stock, $.01 par value -- 53,352,238 shares as of June 10, 2002
            As of June 10, 2002, 5,419,963 shares of common stock and 4,019,163 shares of Class B common stock were held by IDT Corporation.

     (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

================================================================================

                                 IDT CORPORATION

                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION...................................................................       3

     Item 1.  Financial Statements (Unaudited).....................................................       3

              Condensed Consolidated Balance Sheets as of April 30, 2002 and
                July 31, 2001......................................................................       3
              Condensed Consolidated Statements of Operations for the nine months and
                the three months ended April 30, 2002 and 2001.....................................       4
              Condensed Consolidated Statements of Cash Flows for the nine months
                ended April 30, 2002 and 2001......................................................       5
              Notes to Condensed Consolidated Financial Statements.................................       6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      13

     Item 3.  Quantitative and Qualitative Disclosures About Market Risks..........................      23

PART II.   OTHER INFORMATION.......................................................................      24

     Item 1.  Legal Proceedings....................................................................      24

     Item 2.  Changes in Securities and Use of Proceeds............................................      24

     Item 3.  Defaults Upon Senior Securities......................................................      24

     Item 4.  Submission of Matters to a Vote of Security Holders..................................      24

     Item 5.  Other Information....................................................................      24

     Item 6.  Exhibits and Reports on Form 8-K.....................................................      24

SIGNATURES ........................................................................................      25

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

                                IDT CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                         April 30, 2002   July 31, 2001
                                                                           (Unaudited)      (Note 1)
                                                                          ------------   -------------
Assets
Current assets:
  Cash and cash equivalents ...........................................   $   752,969    $ 1,091,071
  Marketable securities ...............................................       268,565          3,489
  Trade accounts receivable, net ......................................       133,894        116,759
  Other current assets ................................................        41,092         32,413
                                                                          -----------    -----------
     Total current assets .............................................     1,196,520      1,243,732
                                                                          -----------    -----------

  Property, plant and equipment, net ..................................       262,488        224,042
  Goodwill.............................................................        31,609        177,107
  Licenses and other intangibles, net .................................        21,982         20,697
  Investments .........................................................        62,392         60,732
  Other assets ........................................................       150,118        155,279
                                                                          -----------    -----------
     Total assets .....................................................   $ 1,725,109    $ 1,881,589
                                                                          ===========    ===========
Liabilities and stockholders' equity
Current liabilities:
  Trade accounts payable ..............................................   $   117,787    $   163,313
  Accrued expenses ....................................................       128,167         54,893
  Deferred revenue ....................................................        98,218         71,387
  Capital lease obligations - current portion .........................        23,242         20,927
  Other current liabilities ...........................................        12,576         17,819
                                                                          -----------    -----------
     Total current liabilities ........................................       379,990        328,339

Deferred tax liabilities, net .........................................       314,573        390,914
Capital lease obligations - long-term portion .........................        47,787         50,179
Other liabilities .....................................................            96         14,502
                                                                          -----------    -----------
     Total liabilities ................................................       742,446        783,934

Minority interests ....................................................        54,271         21,419

Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; authorized shares - 10,000,000;
   no shares issued ...................................................            --             --
  Common stock, $.01 par value; authorized shares - 100,000,000;
   19,406,152 and 22,791,789 shares issued and outstanding at April 30,
   2002 and July 31, 2001, respectively ...............................           194            228
  Class A common stock, $.01 par value; authorized shares - 35,000,000;
   9,816,988 shares issued and outstanding at April 30, 2002 and
   July 31, 2001 ......................................................            98             98
  Class B common stock, $.01 par value; authorized shares -
   100,000,000; 48,807,902 and 39,291,411 shares issued and outstanding
   at April 30, 2002 and July 31, 2001, respectively ..................           488            393
  Additional paid-in capital ..........................................       589,327        494,093
  Treasury stock, at cost .............................................      (153,713)      (138,087)
  Accumulated other comprehensive loss ................................        (4,968)        (2,575)
  Retained earnings ...................................................       496,966        722,086
                                                                          -----------    -----------
     Total stockholders' equity .......................................       928,392      1,076,236
                                                                          ===========    ===========
     Total liabilities and stockholders' equity .......................   $ 1,725,109    $ 1,881,589
                                                                          ===========    ===========

            See notes to condensed consolidated financial statements.

                                IDT CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                  Nine Months Ended April 30    Three Months Ended April 30,
                                                  --------------------------    ----------------------------
                                                    2002             2001          2002             2001
                                                  -----------    -----------    -----------    -------------
Revenues ......................................   $ 1,114,887    $   899,916    $   401,653    $   335,722

Costs and expenses:
  Direct cost of revenues (exclusive of items
    shown below)...............................       879,607        789,058        319,002        298,286
  Selling, general and administrative .........       268,827        226,908        108,735         74,238
  Depreciation and amortization ...............        46,840         42,890         16,745         13,613
  Impairment charges ..........................         2,781          5,156           --            5,156
                                                  -----------    -----------    -----------    -----------
Total costs and expenses ......................     1,198,055      1,064,012        444,482        391,293
                                                  -----------    -----------    -----------    -----------
Loss from operations ..........................       (83,168)      (164,096)       (42,829)       (55,571)

Interest income, net ..........................        15,496         42,492          3,947         12,901

Other income (expense):
  Equity in loss of affiliate .................       (41,794)       (51,869)       (25,125)       (20,000)
  Gain on sale of subsidiary stock ............            --      1,037,726             --             --
  Investment and other income, net ............        (8,315)       162,271         (2,503)       (22,899)
                                                  -----------    -----------    -----------    -----------
Income (loss) before income taxes, minority
  interests and cumulative effect of accounting
  change ......................................      (117,781)     1,026,524        (66,510)       (85,569)

Provision for (benefit from) income taxes .....       (55,173)       316,094        (21,233)       (39,953)
Minority interest .............................        15,529          6,243          4,316          2,661
                                                  -----------    -----------    -----------    -----------
Income (loss) before cumulative effect of
  accounting change ...........................       (78,137)       704,187        (49,593)       (48,277)

Cumulative effect of accounting change, net of
  income taxes of $3,525 ......................      (146,983)            --             --             --

                                                  -----------    -----------    -----------    -----------
Net income (loss) .............................   $  (225,120)   $   704,187    $   (49,593)   $   (48,277)
                                                  ===========    ===========    ===========    ===========

Earnings per share:
Income (loss) before cumulative
 effect of accounting change:
  Basic .......................................   $     (1.06)   $     10.43    $     (0.64)   $     (0.73)
  Diluted .....................................   $     (1.06)   $      9.46    $     (0.64)   $     (0.73)
Cumulative effect of accounting change,
 net of income taxes:
  Basic .......................................   $     (2.00)   $        --    $        --    $        --
  Diluted .....................................   $     (2.00)   $        --    $        --    $        --
Net income (loss):
  Basic .......................................   $     (3.06)   $     10.43    $     (0.64)   $     (0.73)
  Diluted .....................................   $     (3.06)   $      9.46    $     (0.64)   $     (0.73)

Weighted-average number of shares used in
  calculation of earnings per share - basic ...        73,592         67,517         76,938         66,471
                                                  ===========    ===========    ===========    ===========
Weighted-average number of shares used in
  calculation of earnings per share - diluted .        73,592         74,444         76,938         66,471
                                                  ===========    ===========    ===========    ===========


            See notes to condensed consolidated financial statements.

                                 IDT CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                            Nine Months Ended April 30,
                                                           -----------------------------
                                                              2002             2001
                                                           ------------   --------------
Net cash provided by (used in) operating activities ....   $    16,249    $   (45,257)

Investing activities
Purchases of property, plant and equipment .............       (28,286)       (55,596)
Net issuance of notes receivable .......................        (8,949)       (16,034)
Net proceeds from sale of equity interests in subsidiary          --        1,042,113
Acquisitions ...........................................       (33,465)          --
Purchases of investments, net ..........................       (44,974)       (38,262)
Purchases of marketable securities .....................      (529,351)          --
Sales of marketable securities .........................       260,855        179,671
                                                           -----------    -----------

Net cash (used in) provided by investing activities ....      (384,170)     1,111,892

Financing activities
Proceeds from exercise of stock options ................        44,471          2,736
Proceeds from sale of class B common stock .............          --           74,787
Repayment of borrowings ................................        (3,009)       (46,613)
Repayment of capital lease obligations .................       (12,296)        (8,678)
Common stock repurchases ...............................       (15,639)      (138,087)
Distributions to minority shareholder ..................       (13,708)        (5,856)
Proceeds from sale of subsidiary stock .................        30,000           --
                                                           -----------    -----------

Net cash provided by (used in) financing activities ....        29,819       (121,711)
                                                           ------------   --------------

Net (decrease) increase in cash and cash equivalents ...      (338,102)       944,924

Cash and cash equivalents, beginning of period .........     1,091,071        162,879
                                                           -----------    -----------

Cash and cash equivalents, end of period ...............   $   752,969    $ 1,107,803
                                                           ===========    ===========
Supplemental disclosures of cash flow information
Interest paid ..........................................   $     4,233    $     5,677
Income taxes paid ......................................   $    11,704    $     4,493

            See notes to condensed consolidated financial statements.

                                 IDT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of IDT Corporation and its subsidiaries (collectively, the "Company" or "IDT") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior year's condensed consolidated financial statements to conform to the current year's presentation. Operating results for the nine and three month periods ended April 30, 2002 are not necessarily indicative of the results that may be expected for the year ending July 31, 2002. The balance sheet at July 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 2001, as filed with the Securities and Exchange Commission.

Note 2 - Business Segment Information

     During Fiscal Year 2001, the Company concluded a restructuring that transformed IDT Corporation into a holding company, with operations conducted through two main subsidiaries: IDT Telecom, Inc. and IDT Ventures, Inc. During the second quarter of Fiscal Year 2002, IDT Ventures, Inc. (the "Ventures" segment) was renamed IDT Media, Inc. (the "Media/Ventures" segment), in order to better reflect the Company's focused initiatives in radio, technology, and print media. The Company's Wholesale Telecommunications Services and Retail Telecommunications Services business segments are conducted through IDT Telecom, Inc. As a result of the restructuring, the Company also monitors separately its general corporate expenses, including its treasury and investment activities, which are not allocated to the business segments. On December 19, 2001, the Company, through a subsidiary, acquired certain of the U.S. voice and data assets of Winstar Communications, Inc. and certain of its subsidiaries, and is managing the Winstar business as a separate segment. Operating results and other financial data presented for the principal business segments of the Company are as follows (in thousands):

                                                  Wholesale         Retail
                                             Telecommunications  Telecommunications   Media/
                                                   Services          Services        Ventures     Winstar   Corporate      Total
                                             -----------------   -----------------  -----------   -------   ---------    ----------
Three months ended April 30, 2002
Revenues....................................      $  78,963          $ 285,436       $  4,159    $ 33,095    $    --      $401,653
                                                  =========          =========       ========    ========    =======      ========
Income (loss) from operations...............      $  (6,540)         $  19,079       $ (5,003)   $(43,863)   $(6,502)     $(42,829)
                                                  =========          =========       ========    ========    =======      ========

Three months ended April 30, 2001
Revenues....................................      $  93,802          $ 237,588       $  4,332    $     --    $    --      $335,722
                                                  =========          =========       ========    ========    =======      ========
Income (loss) from operations...............      $ (17,387)         $ (10,152)      $(21,087)   $     --    $(6,945)     $(55,571)
                                                  =========          =========       ========    ========    =======      ========
Goodwill, net of accumulated amortization,
   as of April 30, 2002.....................      $     234          $     788       $ 30,587    $     --    $    --      $ 31,609
                                                  =========          =========       ========    ========    =======      ========


                                 IDT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



                                          Wholesale            Retail
                                     Telecommunications  Telecommunications  Media/
                                           Services          Services       Ventures   Winstar(1)    Corporate      Total
                                     -----------------   ------------      ---------   ----------    ---------    ---------
Nine months ended April 30, 2002
Revenues............................      $  221,509       $   825,503     $  15,606     $ 52,269     $     --    $1,114,887
                                          ==========       ===========     =========     ========     ========    ==========
Income (loss) from operations.......      $  (25,349)      $    42,001     $ (17,234)    $(62,996)    $(19,590)   $  (83,168)
                                          ==========       ===========     =========     ========     ========    ==========

Nine months ended April 30, 2001
Revenues............................      $  307,865       $   572,204     $  19,847     $     --     $     --    $  899,916
                                          ==========       ===========     =========     ========     ========    ==========
Income (loss) from operations.......      $  (44,262)      $   (35,804)    $ (62,645)    $     --     $(21,385)   $ (164,096)
                                          ==========       ===========     =========     ========     ========    ==========

--------------------
(1)   Since acquisition on December 19, 2001.

Note 3 - Marketable Securities

     The Company classifies all of its marketable securities as "available-for-sale securities." Such marketable securities consist primarily of United States Government and federal agency securities which are stated at market value, with unrealized gains and losses in such securities reflected, net of tax, as "other comprehensive income (loss)" in stockholders' equity.
The Company intends to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all marketable securities are classified as "current assets." The Company had $268.6 million and $3.5 million in marketable securities as of April 30, 2002 and July 31, 2001, respectively.

Note 4 - Property, Plant and Equipment

     Property, plant and equipment consists of the following (in thousands):

                                                April 30, 2002    July 31, 2001
                                                --------------     ----------
Equipment .....................................     $ 334,579      $ 264,422
Computer software .............................        16,764         10,192
Leasehold improvements ........................        26,560         21,603
Furniture and fixtures ........................        12,110         11,120
Land and building .............................         8,937          8,937
                                                    ---------      ---------
                                                      398,950        316,274
Less: Accumulated depreciation and amortization      (136,462)       (92,232)
                                                    ---------      ---------
Property, plant and equipment, net ............     $ 262,488      $ 224,042
                                                    =========      =========

     During the nine months ended April 30, 2002, the Company recorded an impairment charge of $2.8 million, primarily resulting from the write-down of certain decommissioned European telecommunications switch equipment.

                                 IDT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Note 5 -Comprehensive Income (Loss)

     The Company's comprehensive income (loss) consists of the following (in thousands):

                                               Nine Months Ended April 30,   Three Months Ended April 30,
                                               ---------------------------   ----------------------------
                                                  2002            2001           2002            2001
                                               -----------    -----------    -----------     ------------
Net income (loss) .........................     $(225,120)     $ 704,187      $ (49,593)     $ (48,277)
Foreign currency translation adjustments ..        (1,470)        (1,390)         3,977             --
Unrealized gain (loss) in the fair market
 value of marketable securities ...........          (923)        89,196           (489)        (5,728)
                                                ---------      ---------      ---------      ---------
Comprehensive income (loss) ...............     $(227,513)     $ 791,993      $ (46,105)     $ (54,005)
                                                =========      =========      =========      =========

Note 6 - Winstar Acquisition

     On December 19, 2001, the Company, through a subsidiary, acquired certain of the U.S. voice and data assets of Winstar Communications, Inc. and certain of its subsidiaries that are debtors and debtors in possession in bankruptcy proceedings pending before the United States Bankruptcy Court for the District of Delaware. The acquiring subsidiary was subsequently renamed Winstar Holdings, LLC ("Winstar"). Winstar operates as a Competitive Local Exchange Carrier ("CLEC") using fixed wireless technology to provide local and long distance voice services, Internet connectivity and data transmission services.

     The purchase price for the Winstar assets was comprised of a $30.0 million cash payment, $12.5 million in newly issued shares of IDT Class B common stock and 5% of the common equity interests in the acquiring subsidiary (the remaining 95% of the common equity interests as well as all of the preferred equity interests in the acquiring subsidiary were owned by IDT). The Company also agreed to invest $60.0 million into Winstar to be used as working capital. The acquisition has been accounted for under the purchase method of accounting. The preliminary allocation of the purchase price, pending final determination of certain acquired balances, is as follows (in thousands):

        Trade accounts receivable and other current assets........ $   44,601
        Property, plant, equipment and intangible assets..........     46,885
        Trade accounts payable, accrued expenses and other
          current liabilities.....................................    (46,749)
        Minority interest.........................................     (2,237)
                                                                   ----------
        Value of assets acquired.................................. $   42,500
                                                                   ==========

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

  o Trade accounts payable, accrued expenses and other current liabilities (principally relating to contractual agreements assumed) - present values of amounts to be paid.

                                 IDT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     On April 16, 2002, IDT, through a subsidiary, purchased the 5% of common equity interests in Winstar that it did not own. Consideration consisted of 0.8 million shares of IDT Class B common stock, which were valued at $13.3 million.

     The following pro forma financial information (in thousands, except share data) presents the combined results of operations of IDT and Winstar, as if the Winstar acquisition had occurred as of the beginning of the periods presented, after giving effect to certain adjustments, including depreciation expense, income taxes and the issuance of IDT Class B common stock as part of the purchase price. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had IDT and Winstar been a single entity during such periods.

                                                  Nine Months Ended April 30,        Three Months Ended April 30,
                                                ------------------------------     -------------------------------
                                                     2002             2001              2002              2001
                                                -------------    -------------     ------------     --------------
Revenues..................................      $  1,187,587      $  1,064,009     $    401,653      $    386,443
Income (loss) before cumulative effect of
   accounting change......................      $   (126,424)     $    548,900     $    (49,593)     $    (87,387)
Net income (loss).........................      $   (273,407)     $    548,900     $    (49,593)     $    (87,387)

Earnings per share:
Income (loss) before cumulative effect of
   accounting change
   Basic..................................      $      (1.69)     $       7.92     $      (0.64)     $      (1.28)
   Diluted................................      $      (1.69)     $       7.20     $      (0.64)     $      (1.28)
Net income (loss)
   Basic..................................      $      (3.66)     $       7.92     $      (0.64)     $      (1.28)
   Diluted................................      $      (3.66)     $       7.20     $      (0.64)     $      (1.28)

Note 7 - NTOP Holdings, LLC

     On October 23, 2001, IDT entered into an agreement to lead a consortium that would concentrate ownership of Net2Phone, Inc. ("Net2Phone"). As of April 30, 2002, the consortium's ownership in Net2Phone was approximately 46% (63% of the voting power). The consortium consists of IDT, Liberty Media Corporation ("Liberty Media"), and AT&T Corporation ("AT&T"), resulting in significant economic investments in Net2Phone for all three parties. As part of the agreement, IDT and AT&T contributed their shares of Net2Phone (approximately
10.0 million and 18.9 million shares, respectively) to a newly formed limited liability company, NTOP Holdings, LLC ("LLC"). Liberty Media then acquired a substantial portion of the LLC's units from AT&T, while IDT increased its stake in the LLC and AT&T retained a significant interest. The LLC now holds an aggregate of 28.9 million shares of Net2Phone's Class A common stock. IDT holds the controlling membership interest in the LLC and is the managing member of the LLC. The Company accounts for its investment in the LLC using the equity method since its control of the LLC is deemed to be temporary due to unilateral liquidation rights held by each of the LLC members.

     In March 2001, the Company exercised an option to sell to AT&T approximately 2.0 million shares of its Class B common stock for approximately $75.0 million. In conjunction with the formation of the consortium, IDT guaranteed to AT&T the value of approximately 1.4 million shares of IDT Class B common stock still being retained by AT&T. If the value of IDT Class B common stock is less than $27.5 million on October 19, 2002, and AT&T or an affiliate retains all the shares through such date, then IDT will be obligated to pay AT&T the difference with cash, additional shares of IDT Class B common stock or a combination of both, at the option of IDT. In connection with this obligation, the Company recorded in "other income (expense)" a charge of $14.0 million during the first quarter of Fiscal Year 2002, which was reduced by $8.1 million during the second quarter of Fiscal Year 2002 and by $2.2 million during the third quarter of Fiscal Year 2002. The Company is subject to additional charges through October 19, 2002 based on changes in the market value of IDT Class B common stock.

                                 IDT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Note 8 - Recently Issued Accounting Standards

     In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives no longer are amortized but are subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

     The Company chose to early adopt the new rules on accounting for goodwill and other intangible assets and began to apply them beginning in the first quarter of Fiscal Year 2002. As such, the Company performed the required impairment tests of goodwill as of August 1, 2001, and as a result, the Company recorded an impairment charge of $147.0 million, net of income taxes of $3.5 million. The impairment charge was recorded in the first quarter of Fiscal Year 2002 as a cumulative effect adjustment of a change in accounting principle.

     The following table presents the impact of SFAS No. 142 on income (loss) before cumulative effect of accounting change, net income (loss) and earnings
(loss) per share had the standard been in effect for the nine months and three months ended April 30, 2001:

                                           Nine Months Ended April 30,   Three Months Ended April 30,
                                           ---------------------------   ----------------------------
(In thousands, except share data)               2002           2001          2002           2001
                                            -----------    -----------   -----------    -----------
Income (loss) before cumulative effect of
 accounting change ......................   $   (78,137)   $   704,187   $   (49,593)   $   (48,277)
Goodwill amortization ...................            --          9,239            --          2,168
                                            -----------    -----------   -----------    -----------
Adjusted income (loss) before cumulative
 effect of accounting change ............   $   (78,137)   $   713,426   $   (49,593)   $   (46,109)
                                            ===========    ===========   ===========    ===========

Earnings per share - basic ..............   $     (1.06)   $     10.43   $     (0.64)   $     (0.73)
Goodwill amortization ...................            --           0.14            --           0.04
                                            -----------    -----------   -----------    -----------

Adjusted earnings per share - basic .....   $     (1.06)   $     10.57   $     (0.64)   $     (0.69)
                                            ===========    ===========   ===========    ===========

Earnings per share - diluted ............   $     (1.06)   $      9.46   $     (0.64)   $     (0.73)
Goodwill amortization ...................            --           0.12            --           0.04
                                            -----------    -----------   -----------    -----------

Adjusted earnings per share - diluted ...   $     (1.06)   $      9.58   $     (0.64)   $     (0.69)
                                            ===========    ===========   ===========    ===========

Net income (loss) .......................   $  (225,120)   $   704,187   $   (49,593)   $   (48,277)
Goodwill amortization ...................            --          9,239            --          2,168
                                            -----------    -----------   -----------    -----------

Adjusted net income (loss) ..............   $  (225,120)   $   713,426   $   (49,593)   $   (46,109)
                                            ===========    ===========   ===========    ===========

Earnings per share - basic ..............   $     (3.06)   $     10.43   $     (0.64)   $     (0.73)
Goodwill amortization ...................            --           0.14            --           0.04
                                            -----------    -----------   -----------    -----------

Adjusted earnings per share - basic .....   $     (3.06)   $     10.57   $     (0.64)   $     (0.69)
                                            ===========    ===========   ===========    ===========

Earnings per share - diluted ............   $     (3.06)   $      9.46   $     (0.64)   $     (0.73)
Goodwill amortization ...................            --           0.12            --           0.04
                                            -----------    -----------   -----------    -----------

Adjusted earnings per share - diluted ...   $     (3.06)   $      9.58   $     (0.64)   $     (0.69)
                                            ===========    ===========   ===========    ===========


     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. SFAS 144 also amends ARB 51, Consolidated Financial Statements, as amended by SFAS 94, Consolidation of ALL Majority-Owned Subsidiaries to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. IDT will adopt SFAS 144 as of August 1, 2002 and has not determined the effect, if any, the adoption of SFAS 144 will have on IDT's financial position and results of operations.

     Licenses and other intangible assets amortization expense was $1.3 million and $1.5 million for the three and nine months ended April 30, 2002, respectively. Amortization expense is expected to be approximately $3.9 million a year for the next five years.

Note 9 - Legal Proceedings and Contingencies

     IDT filed a Complaint with the United States District Court for the District of New Jersey on January 29, 2001, against Telefonica S.A., Terra Networks, S.A., Terra Networks, U.S.A., Inc. and Lycos, Inc. The Complaint asserts claims against the defendants for, among other things, breaches of various contracts, breach of fiduciary duty, securities violations, fraudulent misrepresentation, negligent misrepresentation, fraudulent concealment and tortious interference with prospective economic advantage. The defendants have been served with the Complaint. IDT has filed an Amended Complaint and the defendants have filed an answer to the Amended Complaint. Terra Networks, S.A. has filed a Counterclaim for breach of contract alleging that IDT was required to pay to Terra Networks, S.A. $3.0 million, and that IDT has allegedly failed to do so. The defendants have filed a Motion to Dismiss the Complaint. On September 14, 2001, the Court issued an Order: (a) permitting IDT to take discovery relevant to the subject of whether Telefonica S.A. is subject to personal jurisdiction, (b) denying Telefonica S.A.'s motion to dismiss for lack of personal jurisdiction without prejudice to Telefonica S.A.'s right to renew the motion upon the completion of jurisdictional discovery, and (c) carrying on the calendar defendants' motion to dismiss on non-jurisdictional grounds pending the completion of jurisdictional discovery, which is ongoing. Each party served the other party with certain requests for discovery relevant to the subject of whether Telefonica S.A. is subject to personal jurisdiction. The motions were denied almost in their entirety. Discovery will now commence. No trial date has yet been set in this matter.

     On May 25, 2001, IDT filed a Statement of Claim with the American Arbitration Association naming Telefonica Internacional, S.A. ("Telefonica") as the Respondent. The Statement of Claim asserts that IDT and Telefonica entered into a Memorandum of Understanding ("MOU") that involved, among other things, the construction and operation of a submarine cable network around South America ("SAm-I"). IDT is claiming, among other things, that Telefonica breached the MOU by: (1) failing to negotiate SAm-I agreements; (2) refusing to comply with the equity provisions of the MOU; (3) refusing to sell capacity and back-haul capacity pursuant to the MOU; and (4) failing to follow through on the joint venture. Telefonica has responded to IDT's Statement of Claim and has filed a Statement of Counterclaim which alleges, inter alia: (1) Fraud in the Inducement; (2) Tortious Interference with Prospective Business Relations; (3) Breach of the Obligations of Good Faith and Fair Dealing; and (4) Declaratory and Injunctive Relief. Discovery is in its final stages and both parties have submitted expert reports. The arbitration commenced on April 8, 2002, and is ongoing.

                                 IDT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


    On December 19, 2001, the Company, through a subsidiary, acquired and currently manages certain telecommunications assets formerly owned by Winstar Communications, Inc. ("Old Winstar") and certain of its subsidiaries. Old Winstar provided telecommunications services by, among other things, interconnecting with facilities and circuits owned and operated by Regional Bell Operating Companies ("RBOCs"). The Company, through its subsidiaries, has entered into interconnection agreements with the relevant RBOCs. Those RBOCs have asserted that the Company is not entitled to request services under such interconnection agreements unless the RBOCs receive payment for debts allegedly owed by Old Winstar prior to its acquisition by the Company, for access to RBOCs facilities and circuits. The RBOCs seek approximately $8 million to $16 million in unpaid debts associated with Old Winstar's use of facilities and circuits that the Company, through its subsidiaries, intends to use. In total, the RBOCs seek approximately $40 million for all of their unpaid debts associated with Old Winstar's use of facilities and circuits, including debts associated with facilities and circuits that the Company does not intend to use.

     The RBOCs further contend that the provision in the Order of the Delaware Bankruptcy Court authorizing the sale of the Winstar assets to the Company, which required them to continue serving Winstar, expired on or about April 18, 2002. The Company moved to enforce that provision, but the Bankruptcy Court denied the motion, and the Company has appealed the denial of its motion to the United States District Court for the District of Delaware. The appeal is pending. The Company has asked the District Court for interim relief during the pendency of that appeal to stay the RBOCs and other service providers from cutting off service until the appeal is decided. The District Court has not yet ruled on that request, but has temporarily ordered that service providers such as the RBOCs may not cut off service or otherwise affect the Company's business without permission of the District Court. The Federal Communications Commission, represented by the Department of Justice, has asked the District Court to compel the parties to mediation. The Company and several of the RBOCs have indicated their willingness to mediate.

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

Note 10 - Stockholders' Equity

   Stock Buyback Program

     The Company's Board of Directors has authorized the repurchase of up to 45 million shares of IDT common stock and Class B common stock. The Company repurchased approximately 1.4 million shares of its common stock, for an aggregate purchase price of approximately $15.6 million, during the nine months ended April 30, 2002. Through April 30, 2002, the Company has repurchased an aggregate of 15.6 million shares of its common stock under the authorized stock buyback program, of which approximately 6.2 million shares have been retired.

   Liberty Media Conversion

     Pursuant to a Lock-Up, Registration Rights and Exchange Agreement between the Company and Liberty Media, on October 11, 2001 the Company issued to Liberty Media 3,810,265 shares of IDT Class B common stock in exchange for 3,728,949 shares of IDT common stock. The exchange rate was based upon the relative average market prices for the IDT Class B common stock and the IDT common stock during a specified 30 trading day period.

   Liberty Media Investment in IDT Telecom, Inc.

     On January 30, 2002, IDT Telecom, Inc., a subsidiary of IDT, sold 7,500 newly issued shares of its common stock to Liberty Media at a price of $4,000 per share, for total aggregate proceeds of $30.0 million. As a result of this investment, Liberty Media became the owner of approximately 4.8% of the common equity of IDT Telecom, Inc. (0.5% of the voting power). The Company owns the remaining common equity of IDT Telecom, Inc.

                                 IDT CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Note 11 - Related Party Transactions

     The Company has entered into a number of agreements with Net2Phone. Pursuant to these agreements, during the nine months ended April 30, 2002, the Company billed Net2Phone approximately $27.1 million and Net2Phone billed the Company approximately $11.6 million. The net balance owed to the Company by Net2Phone was approximately $5.8 million as of April 30, 2002.

     The Company currently leases one of its facilities in Hackensack, New Jersey from a corporation which is wholly owned by the Company's Chairman. Aggregate lease payments under such lease was approximately $18,000 for the nine months ended April 30, 2002.

     The Company has obtained various insurance policies that have been arranged through a company affiliated with an individual related to both the Chairman and the General Counsel of the Company. The aggregate premiums paid by the Company with respect to such policies was approximately $2.2 million for the nine months ended April 30, 2002.

     On December 14, 2001, IDT granted to its Chairman options to purchase 1 million shares of IDT Class B common stock, at an exercise price of $12.06 per share. The options were to vest over a period of 5 years, at a rate of 50,000 options per quarter, commencing on January 1, 2002. On May 14, 2002, IDT's Chairman waived and agreed to the cancellation of any rights under the options, and, as a result, all the options were cancelled retroactive to their December 14, 2001 date of grant.

     James Courter, the Chief Executive Officer and Vice-Chairman of the Company, is a partner in a law firm that has served as counsel to the Company since July 1996. In addition, a Director of the Company is of counsel to a law firm that has served as counsel to the Company since November 1999. Fees paid to these law firms by the Company were less than 5% of the law firms' gross revenues for each fiscal year in which these law firms represented the Company.

     In addition, the Company has loans outstanding to officers and employees aggregating approximately $12.0 million as of April 30, 2002.

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

     IDT's telecommunication services, conducted by its IDT Telecom, Inc. subsidiary, consist of retail services, including prepaid and rechargeable calling cards and domestic long distance services (the "Retail Telecommunications Services" segment), as well as wholesale carrier services (the "Wholesale Telecommunications Services" segment). IDT delivers its telecommunications services over a high-quality switch network based in the U.S. and Europe and owned and leased capacity on undersea fiber-optic cables, which connect our U.S. facilities with our international facilities and with the facilities of our foreign partners in Europe, Latin America and Asia. We monitor our network 24 hours a day, seven days a week through an automated network operations center. In addition, we obtain transmission capacity from other carriers. We deliver our international traffic worldwide pursuant to our agreements with U.S.-based carriers and more than 20 of the companies that are primarily responsible for providing telecommunication services in particular countries (commonly referred to as "Post, Telephone and Telegraphs," or "PTTs").

     IDT offers retail long distance services to approximately 450,000 individual and business customers in the U.S. In addition, we have approximately 185 wholesale customers located in the U.S. and Europe.

     On December 19, 2001, one of our subsidiaries acquired certain of the U.S. voice and data assets of Winstar Communications, Inc. and certain of its subsidiaries which are debtors and debtors in possession in bankruptcy proceedings pending before the United States Bankruptcy Court for the District of Delaware. The acquiring subsidiary was subsequently renamed Winstar Holdings, LLC ("Winstar"). Winstar operates as a Competitive Local Exchange Carrier ("CLEC") using fixed wireless technology to provide local and long distance voice services, internet connectivity, and data transmission services. Winstar's wireless technology uses microwave antennas on the roof of the customer's building to direct voice and data transmission to hub sites that serve as aggregation points for the reception and distribution of customer traffic. We seek to deliver a network that will carry bandwidth-intensive traffic from point of origination to point of termination for a substantial portion of the companies comprising the business communications market in the United States.

     As a result of the Winstar acquisition on December 19, 2001, our Condensed Consolidated Financial Statements for the nine months ended April 30, 2002 include Winstar's operating results since the acquisition date.

   Outlook

     In recent years, we have derived the majority of our revenues from our core telecommunications businesses, consisting primarily of retail prepaid calling cards and wholesale carrier services. These businesses have accounted for the bulk of our operating expenses as well.

     Intense competition in the prepaid calling card and wholesale carrier businesses has led to significant pricing pressure in these markets. Initially, pricing fell at a significantly faster rate than did costs, resulting in narrower margins for most participants in both the prepaid calling and wholesale carrier segments of the market. This environment led some of our competitors to de-emphasize their prepaid calling card and/or wholesale carrier operations in order to focus on higher margin telecommunications businesses. This has helped us gain some market share, particularly in the retail calling card business, while experiencing a lower average per-minute price realization. Although our telecom minutes-of-use have been increasing strongly, due to market share gains in our retail calling card markets and selected acquisitions of prepaid calling card assets and businesses, our telecom revenues have increased at a much slower rate.

     However, in recent quarters, we have experienced an accelerating decline in our per-minute costs. In addition, although our overall per-minute price realization continues to decline, we have witnessed price stabilization in some of our key markets. Therefore, our gross margins for both prepaid calling cards and wholesale carrier services have widened throughout Fiscal 2002.

     Historically, our core telecommunications revenues were evenly divided between our retail calling card and wholesale carrier business lines. During Fiscal 2001 and the first quarter of Fiscal 2002, our revenue mix shifted dramatically toward retail business lines, reflecting the strong growth of our prepaid card business and our domestic long distance business, while wholesale carrier revenues declined due to a shift in our wholesale customer base. During the second and third quarters of Fiscal 2002, however, wholesale carrier revenues increased sequentially, and accounted for approximately 21.5% of total telecommunications revenue. We anticipate that wholesale carrier revenues will continue to account for between 20%-25% of total telecommunications revenue for the foreseeable future.

     We are also developing various new media related businesses. We anticipate that we will continue to incur significant costs related to these and other new ventures. The timing and magnitude of any revenues and/or operating profits to be realized from these new businesses remains uncertain.

Nine Months Ended April 30, 2002 Compared to Nine Months Ended April 30, 2001

Results of Operations

     Revenue. Revenues increased 23.9%, from approximately $899.9 million for the nine months ended April 30, 2001 to approximately $1,114.9 million for the nine months ended April 30, 2002. Excluding Winstar, revenues increased 18.1%, to approximately $1,062.6 million for the nine months ended April 30, 2002. Telecommunications revenues increased 19.0%, from approximately $880.1 million for the nine months ended April 30, 2001 to approximately $1,047.0 million for the nine months ended April 30, 2002. Revenues from Media/Ventures businesses decreased 21.4%, from approximately $19.8 million for the nine months ended April 30, 2001 to approximately $15.6 million for the nine months ended April 30, 2002.

     Telecommunications revenues increased primarily as a result of an approximately 58.9% growth in minutes of use (excluding minutes related to the domestic long distance business) from approximately 5.11 billion for the nine months ended April 30, 2001 to approximately 8.12 billion for the nine months ended April 30, 2002. The increase in minutes was due to increased marketing of our calling cards in the U.S. and the continued growth of European operations, which outweighed the effects of lower wholesale carrier minutes. Minutes of use grew at a faster rate than did telecom revenues, reflecting a decline in the average revenue per minute. The average revenue per minute decreased during the nine months ended April 30, 2002, compared to the nine months ended April 30, 2001, despite the exit of several competitors from our core retail and wholesale markets, due to the intensified price competition initiated by our remaining competitors, as they attempt to defend their remaining share of the market. The domestic long distance business, in which we act as a switchless reseller of another company's network, also experienced significant growth in minutes of use, fueled by the large increase in the number of domestic long distance customers. The decline in wholesale carrier minutes resulted from a reduction in the number of wholesale carrier services clients, reflecting an ongoing transition of our wholesale customer base towards a smaller group of larger, more financially stable customers. The decline in wholesale carrier minutes resulted in a decrease in wholesale telecommunications revenues of 28.1%, from approximately $307.9 million for the nine months ended April 30, 2001 to approximately $221.5 million for the nine months ended April 30, 2002. As a percentage of telecommunications revenues, wholesale telecommunications revenues decreased from approximately 35.0% for the nine months ended April 30, 2001 to approximately 21.2% for the nine months ended April 30, 2002.

     Revenues from retail telecommunications services increased 44.3%, from approximately $572.2 million for the nine months ended April 30, 2001 to approximately $825.5 million for the nine months ended April 30, 2002, as a result of increased sales of IDT-branded calling cards and higher domestic long distance revenues. As a percentage of overall telecommunications revenue, retail telecommunications revenue increased from approximately 65.0% for the nine months ended April 30, 2001 to approximately 78.8% for the nine months ended April 30, 2002. Calling card sales increased 40.2%, from approximately $531.5 million for the nine months ended April 30, 2001, to approximately $745.4 million for the nine months ended April 30, 2002, fueled by the introduction of several new calling cards in the U.S., the continued strong growth of European operations and a continued expansion of market share. We continued to take market share from competitors who have scaled back their calling card operations or have left the market entirely. Calling card sales as a percentage of retail telecommunication services revenues decreased from 92.9% for the nine months ended April 30, 2001 to 90.3% for the nine months ended April 30, 2002, as revenues from domestic long distance services grew at a faster rate than did calling card revenues. Revenues from domestic long distance services increased 115.5%, from approximately $36.3 million for the nine months ended April 30, 2001, to approximately $78.2 million for the nine months ended April 30, 2002. The domestic long distance revenue gains are attributable to the continued aggressive growth of our flat-rate, $0.05 a minute long distance calling plan, which has been driven by increased marketing expenditures, resulting in a significant increase in the number of domestic long distance customers. Revenues from other retail businesses, consisting primarily of call reorigination services, amounted to $1.9 million for the nine months ended April 30, 2002 versus $4.4 million for the nine months ended April 30, 2001.

     Revenues from Winstar were $52.3 million for the nine months ended April 30, 2002, representing 4.7% of our total revenue.

     As a percentage of total revenues, Media/Ventures businesses revenues decreased to 1.4% for the nine months ended April 30, 2002, from 2.2% for the nine months ended April 30, 2001. The decrease in Media/Ventures businesses revenues reflects our gradual exit from the dial-up and DSL Internet access businesses.

     Direct Cost of Revenues. Direct cost of revenues increased by 11.5%, from approximately $789.1 million for the nine months ended April 30, 2001 to approximately $879.6 million for the nine months ended April 30, 2002. Excluding Winstar, direct cost of revenues increased 3.6% to approximately $817.1 million for the nine months ended April 30, 2002. As a percentage of total revenues, these costs decreased from 87.7% for the nine months ended April 30, 2001 to 78.9% for the nine months ended April 30, 2002. Excluding Winstar, as a percentage of total revenues, direct costs decreased to 76.9% for the nine months ended April 30, 2002. The dollar increase is due primarily to the significant growth in our telecommunications minutes of use, partially offset by decreases in underlying carrier and connectivity costs per-minute. Included in direct cost of revenues for the second quarter of Fiscal Year 2002 is a $4.5 million charge related to the early termination of a long-term bandwidth contract, as we seek to take advantage of the currently depressed bandwidth market to replace existing, above-market price bandwidth, with significantly lower-cost bandwidth. As a percentage of total revenues, the decrease in direct costs reflects the higher gross margins experienced across all business lines, reflecting economies of scale and continued operating efficiency gains, as well as a continued shift in revenue mix towards higher-margin retail business lines.

     Selling, General and Administrative. Selling, general and administrative costs increased 18.5%, from approximately $226.9 million for the nine months ended April 30, 2001 to approximately $268.8 million for the nine months ended April 30, 2002. Excluding Winstar, selling, general and administrative costs decreased 3.3% to approximately $219.4 million for the nine months ended April 30, 2002. As a percentage of total revenues, these costs decreased from 25.2% for the nine months ended April 30, 2001 to 24.1% for the nine months ended April 30, 2002. Excluding Winstar, as a percentage of total revenues, selling, general and administrative costs decreased to 20.6% for the nine months ended April 30, 2002. Selling, general and administrative expenses from telecommunications operations increased 19.8% from $144.4 million for the nine months ended April 30, 2001 to $172.9 million for the nine months ended April 30, 2002. The increase in selling, general and administrative expenses for our telecommunications operations is due to several factors, including increased international calling card distribution costs, increased sales and marketing efforts for our retail services, such as prepaid calling cards and domestic long distance, as well as increased salaries, facilities costs and professional fees related to the expansion of our infrastructure and bases of operation to facilitate our current and anticipated future sales growth.

     Included in selling, general and administrative costs for the nine months ended April 30, 2002 is approximately $28.9 million in selling, general and administrative costs associated with our Media/Ventures segment, compared to $61.2 million for the nine months ended April 30, 2001. The decrease in selling, general, and administrative costs in our Media/Ventures businesses reflects the implementation of stricter management controls over operating expenses, the gradual exit from the dial-up and DSL Internet access businesses, as well as the restructuring of our Media/Ventures business portfolio, with a shift from highly speculative ventures to more stable, entrepreneurial initiatives in the radio, technology and print media businesses.

     Selling, general and administrative costs associated with Winstar were $49.5 million for the nine months ended April 30, 2002. We also recorded $17.6 million in general corporate expenses - including expenses associated with our treasury and investment activities - for the nine months ended April 30, 2002, compared to $21.4 million recorded in the same period last year.

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

     Depreciation and Amortization. Depreciation and amortization increased 9.2%, from approximately $42.9 million for the nine months ended April 30, 2001 to approximately $46.8 million for the nine months ended April 30, 2002. Excluding Winstar, depreciation and amortization increased 1.6% to approximately $43.6 million for the nine months ended April 30, 2002. As a percentage of revenues, these costs decreased from 4.8% for the nine months ended April 30, 2001 to 4.2% for the nine months ended April 30, 2002. Excluding Winstar, as a percentage of revenues, depreciation and amortization decreased to 4.1% for the nine months ended April 30, 2002. These costs increased, in absolute dollar terms, primarily as a result of our higher fixed asset base during the nine months ended April 30, 2002 as compared with the nine months ended April 30, 2001, reflecting our efforts to expand our telecommunications network infrastructure and our facilities, and also due to the Winstar acquisition. Partially offsetting the increase in depreciation expense is the fact that we no longer amortize goodwill as a result of the adoption, as of August 1, 2001, of SFAS No. 142. Depreciation and amortization declined as a percentage of revenues, as revenues for the nine months ended April 30, 2002 increased at a faster rate than did depreciation charges. We anticipate that depreciation expense will continue to increase in absolute dollars but decrease as a percentage of revenues, as we continue to add to our asset base, particularly in our telecommunications businesses, allowing us to implement our growth strategy.

     Impairment Charges. We recorded an impairment charge of $2.8 million during the nine months ended April 30, 2002, primarily resulting from the write-down of certain decommissioned European telecommunications switch equipment.

     Loss from Operations. Loss from operations was $83.2 million for the nine months ended April 30, 2002, compared to a loss from operations of $164.1 million for the nine months ended April 30, 2001. Excluding Winstar, loss from operations was $20.2 million. Our telecommunications businesses recorded income from operations of approximately $16.7 million for the nine months ended April 30, 2002, compared to a loss of approximately $80.1 million for the nine months ended April 30, 2001, due to the higher gross margins resulting from the revenue growth and the continued operating efficiency gains, as described above.

     Loss from operations for our Media/Ventures segment for the nine months ended April 30, 2002 was $17.2 million, compared to an operating loss of $62.6 million for the nine months ended April 30, 2001, reflecting the implementation of stricter management controls over operating expenses, as well as the restructuring of our Media/Ventures business portfolio, as described above.

     Loss from operations for our Winstar segment for the nine months ended April 30, 2002 was $63.0 million. Our loss from operations associated with general corporate expenses - including expenses associated with our treasury and investment activities - was $19.6 million for the nine months ended April 30, 2002, compared to $21.4 million recorded in the same period last year.

     Interest and other income (expense). Net interest income amounted to $15.5 million for the nine months ended April 30, 2002, compared to net interest income of $42.5 million in the same period last year. Other income (expense) amounted to an expense of $50.1 million for the nine months ended April 30, 2002, compared to income of $1,148.1 million in the same period last year.

     Included in other income (expense) for the nine months ended April 30, 2002 were investment losses including losses of approximately $41.8 million associated with recording our pro-rata share of Net2Phone's losses through the equity method, and a charge of $3.7 million related to an obligation to guarantee to AT&T the value of approximately 1.4 million shares of IDT Class B common stock being retained by AT&T. Also included were net other investment losses totaling $4.6 million.

     Included in other income (expense) for the nine months ended April 30, 2001 is a realized gain of $999.6 million on the our sale of 14.9 million shares of Net2Phone Class A common stock to AT&T, $38.1 million in gains we recognized in conjunction with Net2Phone's sale of newly issued shares to AT&T and approximately $313.5 million in gains related to the settlement of our lawsuit with TyCom Ltd. Partially offsetting this income was a recognized loss of approximately $129.2 million related primarily to the sale of some of our Terra Networks shares, as well as other investment losses, including losses of approximately $51.9 million and $10.8 million associated with recording our pro-rata share of Net2Phone's and Teligent's losses, respectively, through the equity method. Also included were net other investment losses totaling $11.2 million.

     Taxes. We recorded an income tax benefit of approximately $55.2 million for the nine months ended April 30, 2002, compared to an income tax expense of approximately $316.1 million for the nine months ended April 30, 2001.

     Cumulative Effect of Accounting Change. In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives no longer are amortized but are subject to annual impairment tests in accordance with the Statement. Other intangible assets continue to be amortized over their useful lives. We chose to early adopt the new rules on accounting for goodwill and other intangible assets and to apply them effective with the beginning of the first quarter of Fiscal Year 2002. In accordance with our adoption of these rules, we performed the required impairment tests of goodwill as of August 1, 2001, and as a result, we recorded an impairment charge of $147.0 million, net of income taxes of $3.5 million. The impairment charge was recorded as a cumulative effect adjustment of a change in accounting principle.

Three Months Ended April 30, 2002 Compared to Three Months Ended April 30, 2001

Results of Operations

     Revenue. Revenues increased 19.6%, from approximately $335.7 million for the three months ended April 30, 2001 to approximately $401.7 million for the three months ended April 30, 2002. Excluding Winstar, revenues increased 9.8%, to approximately $368.6 million for the three months ended April 30, 2002. Telecommunications revenues increased 10.0%, from approximately $331.4 million for the three months ended April 30, 2001 to approximately $364.4 million for the three months ended April 30, 2002. Revenues from Media/Ventures businesses decreased 4.0%, from approximately $4.3 million for the three months ended April 30, 2001 to approximately $4.2 million for the three months ended April 30, 2002.

     Telecommunications revenues increased primarily as a result of an approximately 43.7% growth in minutes of use (excluding minutes related to the domestic long distance business) from approximately 2.04 billion for the three months ended April 30, 2001 to approximately 2.93 billion for the three months ended April 30, 2002. The increase in minutes was due to increased marketing of our calling cards in the U.S. and the continued growth of European operations, which outweighed the effects of lower wholesale carrier minutes. Minutes of use grew at a faster rate than did telecom revenues, reflecting a decline in the average revenue per minute. The average revenue per minute decreased during the three months ended April 30, 2002, compared to the three months ended April 30, 2001, despite the exit of several competitors from our core retail and wholesale markets, due to the intensified price competition initiated by our remaining competitors, as they attempt to defend their remaining shares of the market. The domestic long distance business, in which we act as a switchless reseller of another company's network, also experienced significant growth in minutes of use, fueled by the large increase in the number of domestic long distance customers. The decline in wholesale carrier minutes resulted from a reduction in the number of wholesale carrier services clients, reflecting an ongoing transition of our wholesale customer base towards a smaller group of larger, more financially stable customers. The decline in wholesale carrier minutes resulted in a decrease in wholesale telecommunications revenues of 15.8%, from approximately $93.8 million for the three months ended April 30, 2001 to approximately $79.0 million for the three months ended April 30, 2002. As a percentage of telecommunications revenues, wholesale telecommunications revenues decreased from approximately 28.3% for the three months ended April 30, 2001 to approximately 21.7% for the three months ended April 30, 2002.

     Revenues from retail telecommunications services increased 20.1%, from approximately $237.6 million for the three months ended April 30, 2001 to approximately $285.4 million for the three months ended April 30, 2002, as a result of increased sales of IDT-branded calling cards and higher domestic long distance revenues. As a percentage of overall telecommunications revenue, retail telecommunications revenue increased from approximately 71.7% for the three months ended April 30, 2001 to approximately 78.3% for the three months ended April 30, 2002. Calling card sales increased 15.0%, from approximately $222.0 million for the three months ended April 30, 2001, to approximately $255.3 million for the three months ended April 30, 2002, fueled by the introduction of several new calling cards in the U.S., the continued strong growth of European operations and a continued expansion of market share. We continued to take market share from competitors who have scaled back their calling card operations or have left the market entirely. Calling card sales as a percentage of retail telecommunication services revenues decreased from 93.5% for the three months ended April 30, 2001 to 89.4% for the three months ended April 30, 2002, as revenues from domestic long distance services grew at a faster rate than did calling card revenues. Revenues from domestic long distance services increased 106.7%, from approximately $14.3 million for the three months ended April 30, 2001, to approximately $29.7 million for the three months ended April 30, 2002. The domestic long distance revenue gains are attributable to the continued aggressive growth of our flat-rate, $0.05 a minute long distance calling plan, which has been driven by increased marketing expenditures, resulting in a significant increase in the number of domestic long distance customers. Revenues from other retail businesses, consisting primarily of call reorigination services, amounted to $0.5 million for the three months ended April 30, 2002 versus $1.2 million for the three months ended April 30, 2001.

     Revenues from Winstar were $33.1 million for the three months ended April 30, 2002, representing 8.2% of our total revenue.

     As a percentage of total revenues, Media/Ventures businesses revenues decreased to 1.0% for the three months ended April 30, 2002, from 1.3% for the three months ended April 30, 2001. The decrease in Media/Ventures businesses revenues reflects our gradual exit from the dial-up and DSL Internet access businesses.

     Direct Cost of Revenues. Direct cost of revenues increased by 6.9%, from approximately $298.3 million for the three months ended April 30, 2001 to approximately $319.0 million for the three months ended April 30, 2002. Excluding Winstar, direct cost of revenues decreased 7.2% to approximately $276.9 million for the three months ended April 30, 2002. As a percentage of total revenues, these costs decreased from 88.8% for the three months ended April 30, 2001 to 79.4% for the three months ended April 30, 2002. Excluding Winstar, as a percentage of total revenues, direct costs decreased to 75.1% for the three months ended April 30, 2002. Excluding Winstar, the dollar decrease is due primarily to decreases in underlying carrier and connectivity costs as a result of continuing operating efficiency gains. As a percentage of total revenues, the decrease in direct costs reflects the higher gross margins experienced across all business lines, reflecting economies of scale and operating efficiency gains, as well as a continued shift in revenue mix towards higher-margin retail business lines.

     Selling, General and Administrative. Selling, general and administrative costs increased 46.5%, from approximately $74.2 million for the three months ended April 30, 2001 to approximately $108.7 million for the three months ended April 30, 2002. Excluding Winstar, selling, general and administrative costs increased 3.5% to approximately $76.8 million for the three months ended April 30, 2002. As a percentage of total revenues, these costs increased from 22.1% for the three months ended April 30, 2001 to 27.1% for the three months ended April 30, 2002. Excluding Winstar, as a percentage of total revenues, selling, general and administrative costs decreased to 20.9% for the three months ended April 30, 2002. Selling, general and administrative expenses from telecommunications operations increased 23.7%, from $50.6 million for the three months ended April 30, 2001 to $62.6 million for the three months ended April 30, 2002. The increase in selling, general and administrative expenses for our telecommunications operations is due to several factors, including increased international calling card distribution costs, increased sales and marketing efforts for our retail services, such as prepaid calling cards and domestic long distance, as well as increased salaries, facilities costs and professional fees related to the expansion of our infrastructure to facilitate our current and anticipated future sales growth.

     Included in selling, general and administrative costs for the three months ended April 30, 2002 is approximately $8.3 million in selling, general and administrative costs associated with our Media/Ventures segment compared to $16.7 million for the three months ended April 30, 2001. The decrease in selling, general and administrative costs in our Media/Ventures businesses reflects the implementation of stricter management controls over operating expenses, the gradual exit form the dial-up and DSL Internet access businesses, as well as the restructuring of our Media/Ventures business portfolio, with a shift from highly speculative ventures to more stable, entrepreneurial initiatives in the radio, technology and print media businesses. Selling, general, and administrative costs associated with Winstar were $31.9 million for the three months ended April 30, 2002. We also recorded approximately $5.9 million in general corporate expenses - including expenses associated with our treasury and investment activities - for the three months ended April 30, 2002, compared to $6.9 million recorded in the same period last year.

     Depreciation and Amortization. Depreciation and amortization increased 23.0%, from approximately $13.6 million for the three months ended April 30, 2001 to approximately $16.7 million for the three months ended April 30, 2002. Excluding Winstar, depreciation and amortization increased 1.5% to approximately $13.8 million for the three months ended April 30, 2002. As a percentage of revenues, these costs increased from 4.1% for the three months ended April 30, 2001 to 4.2% for the three months ended April 30, 2002. Excluding Winstar, as a percentage of revenues, depreciation and amortization decreased to 3.7% for the three months ended April 30, 2002. These costs increased primarily as a result of our higher fixed asset base during the three months ended April 30, 2002 as compared with the three months ended April 30, 2001, reflecting our efforts to expand our telecommunications network infrastructure and our facilities, and also due to the Winstar acquisition. Partially offsetting the increase in depreciation expense is the fact that we no longer amortize goodwill as a result of the adoption, as of August 1, 2001, of SFAS No. 142. We anticipate that depreciation expense will continue to increase in absolute dollars but decrease as a percentage of revenues, as we continue to add to our asset base, particularly in our telecommunications businesses, allowing us to implement our growth strategy.

     Loss from Operations. Loss from operations was $42.8 million for the three months ended April 30, 2002, compared to a loss from operations of $55.6 million for the three months ended April 30, 2001. Excluding Winstar, income from operations was $1.0 million. Our telecommunications businesses recorded income from operations of approximately $12.5 million for the three months ended April 30, 2002, compared to a loss from operations of approximately $27.5 million for the three months ended April 30, 2001, due to higher gross margins resulting from the revenue growth and the continued operating efficiency gains, as described above.

     Loss from operations for our Media/Ventures segment for the three months ended April 30, 2002 was $5.0 million, compared to an operating loss of $21.1 million for the three months ended April 30, 2001, reflecting the implementation of stricter management controls over operating expenses, as well as the restructuring of our Media/Ventures business portfolio, as described above.

     Loss from operations for our Winstar segment for the three months ended April 30, 2002 was $43.9 million. Our loss from operations associated with general corporate expenses - including expenses associated with our treasury and investment activities - was $6.5 million for the three months ended April 30, 2002, compared to $6.9 million recorded in the same period last year.

     Interest and other income (expense). Net interest income amounted to $3.9 million for the three months ended April 30, 2002, compared to net interest income of $12.9 million in the same period last year. Other income (expense) amounted to an expense of $27.6 million for the three months ended April 30, 2002, compared to an expense of $42.9 million in the same period last year.

     Included in other income (expense) for the three months ended April 30, 2002 were investment losses including losses of approximately $25.1 million associated with recording our pro-rata share of Net2Phone's losses through the equity method, and a gain of $2.2 million related to an obligation to guarantee to AT&T the value of approximately 1.4 million shares of IDT Class B common stock being retained by AT&T. Also included were net other investment losses totaling $4.7 million.

     Included in other income (expense) for the three months ended April 30, 2001 were investment losses, including losses of approximately $20.0 million and $10.8 million associated with recording our pro-rata share of Net2Phone's and Teligent's losses, respectively, through the equity method. Also included were net other investment losses totaling $12.1 million.

     Taxes. We recorded an income tax benefit of approximately $21.2 million for the three months ended April 30, 2002, compared to an income tax benefit of approximately $40.0 million for the three months ended April 30, 2001.

Liquidity and Capital Resources

General

     Historically, we have satisfied our cash requirements through a combination of cash flow from operating activities, sales of equity and debt securities and borrowings from third parties. Additionally, we received approximately $1.0 billion from the sale of Net2Phone Class A common stock to AT&T in August 2000.

     As of April 30, 2002, we had cash, cash equivalents and marketable securities of approximately $1.0 billion. Our working capital as of April 30, 2002 was approximately $816.5 million. We generated positive cash flow from operating activities of approximately $16.2 million during the nine months ended April 30, 2002, compared with negative cash flow from operating activities of approximately $45.3 million during the nine months ended April 30, 2001. Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on the timing of operating cash receipts and payments, especially trade accounts receivable and accounts payable. Trade accounts receivable, accounts payable and accrued expenses have generally increased from period to period as our businesses have grown.

     On December 19, 2001, one of our subsidiaries acquired certain of the U.S. voice and data assets of Winstar Communications, Inc. and certain of its subsidiaries which are debtors and debtors in possession in bankruptcy proceedings pending before the United States Bankruptcy Court for the District of Delaware. The acquiring subsidiary was subsequently renamed Winstar Holdings LLC ("Winstar"). The purchase price for the Winstar assets was comprised of a $30.0 million cash payment, $12.5 million in newly issued shares of IDT Class B common stock and 5% of the common equity interests in the acquiring subsidiary (the remaining 95% of the common equity interests as well as all of the preferred equity interests in the acquiring subsidiary were owned by IDT). We also agreed to invest $60.0 million into Winstar to be used as working capital. On April 16, 2002, IDT, through a subsidiary, purchased the 5% of common equity interests in Winstar that it did not own. Consideration consisted of 0.8 million shares of IDT Class B common stock, which were valued at $13.3 million.

     On January 30, 2002, IDT Telecom, Inc., a subsidiary of IDT, sold 7,500 newly issued shares of its common stock to Liberty Media at a price of $4,000 per share, for total aggregate proceeds of $30.0 million. As a result of the investment, Liberty Media became the owner of approximately 4.8% of the common equity of IDT Telecom, Inc. (0.5% of the voting power).

     We continue to expand our international and domestic telecommunications network infrastructure. Our capital expenditures were approximately $28.3 million for the nine months ended April 30, 2002, compared to approximately $55.6 million for the nine months ended April 30, 2001. We anticipate making additional capital expenditures over the remainder of Fiscal 2002 and beyond, as we expand our telecommunications infrastructure, primarily to accommodate the anticipated continued increase in calling-card related telecommunications minutes of use. In carrying out our capital expansion plans, we have benefited from the significant decline in the costs of equipment, which has allowed us to build out our network at a lower cost than we originally anticipated. We believe that this lower price environment will persist through Fiscal 2003. From time to time, we will finance a portion of our capital expenditures through capital leases, with the cost of such financing the primary consideration in determining our financing activity.

     We experience intense price competition in our telecommunications businesses. The long distance telecommunications industry has been characterized by significant declines in both per-minute revenues and per-minute costs. Our long term strategy involves terminating a larger proportion of minutes on our own network, thereby lowering costs and preserving margins even in a weaker price environment. Over the short term, we have been able to reduce our cost structure as our minutes of use have steadily grown, by leveraging our burgeoning buying power as well as our financial stability to negotiate more favorable rates with our suppliers. However, over the long term, we believe that the only way to preserve lower costs - and higher gross margins - is to terminate more minutes on our own network. As such, and given the uncertainty related to the rate of deployment of additional network capacity, there can be no assurance that we will be able to maintain our gross margins at the current level, in the face of rapidly increasing minutes-of-use and lower per-minute revenues.

     We continued to fund our Media/Ventures segment throughout the nine months ended April 30, 2002, incurring significant start-up, development, marketing and promotional costs. As we move our Media/Ventures businesses through their respective development stages, we anticipate that selling, general and administrative expenses for our Media/Ventures segment will exceed the revenues generated by this segment for the foreseeable future. Due to the start-up nature of many of our Media/Ventures businesses, the exact timing and magnitude of future revenues remains difficult to predict.

Changes in Other Current Assets, Trade Accounts Receivable, Allowance for Doubtful Accounts and Deferred Revenue

     Other current assets increased from $32.4 million at July 31, 2001 to $41.1 million at April 30, 2002 due to an increase in European prepaid distribution and marketing costs as well as the acquisition of Winstar. The average age of our trade accounts receivable, as measured by number of days sales outstanding, has continued to decrease over the previous year. This decline is due primarily to the recent growth in revenues, which has served to reduce the number of days sales outstanding, partially offset by the acquisition of Winstar.

     Due to the wide range of collection terms, future trends with respect to days sales outstanding generally depend on the proportion of total sales made to carriers versus those made to prepaid calling card distributors, who generally receive shorter payment terms than do carrier customers. As such, the trends in days sales outstanding will depend, in large part, on the mix of carrier customers versus prepaid calling card distributors. As we anticipate that in the near term prepaid calling card revenues will continue to account for a majority proportion of overall revenues, we could experience further declines in the average age of our trade accounts receivable for the remainder of Fiscal Year 2002. Conversely, as we are willing to extend longer payment terms to more credit-worthy customers, an increase in customers belonging to the highest credit classes, as a percentage of total customers, could lead to an increase in days sales outstanding. In addition, future trends with respect to days sales outstanding will depend also on the growth of our domestic long distance customers and our Winstar segment customers, whose trade receivables have traditionally a longer average collection age. As such, due to the above factors, future trends in days sales outstanding remain difficult to predict, and it is not possible at this time to determine whether recent trends in days sales outstanding will continue.

     The allowance for doubtful accounts as a percentage of trade accounts receivable increased from 16.2% at July 31, 2001, to 22.0% at April 30, 2002. The increase reflects the increase in the number of domestic long distance customers, who have traditionally required a larger reserve than do wholesale and retail calling card customers. Although we anticipate that our customer base across all business lines will continue its transition towards a more credit-worthy group, some of our existing trade accounts receivable are still related to sales made to less credit-worthy customers.

     Deferred revenue as a percentage of total revenues vary from period to period depending on the mix and the timing of revenues. During the nine months ended April 30, 2002, we experienced a steady increase in the sale of our prepaid calling cards due to the introduction of several new calling cards in the U.S., the continued growth of European operations and increased marketing efforts for existing IDT prepaid calling cards. This resulted in a continued increase in actual deferred revenue.

Significant Transactions

     On December 19, 2001, one of our subsidiaries acquired certain of the U.S. voice and data assets of Winstar Communications, Inc. and certain of its subsidiaries. Winstar operates as a CLEC using fixed wireless technology to provide local and long distance voice services, Internet connectivity, and data transmission services. See Note 6 to the Condensed Consolidated Financial Statements, captioned "Winstar Acquisition."

     On October 23, 2001, we entered into an agreement to lead a consortium that would concentrate ownership of Net2Phone. As of April 30, 2002, the consortium's ownership in Net2Phone was approximately 46% (63% of the voting power). The consortium consists of IDT, Liberty Media, and AT&T, resulting in significant economic investments in Net2Phone for all three parties. As part of the agreement, IDT and AT&T contributed their shares of Net2Phone (approximately
10.0 million and 18.9 million shares, respectively) to a newly formed limited liability company, NTOP Holdings, LLC ("LLC"). Liberty Media then acquired a substantial portion of the LLC's units from AT&T, while IDT increased its stake in the LLC and AT&T retained a significant interest. The LLC now holds an aggregate of 28.9 million shares of Net2Phone's Class A common stock. We hold the controlling membership interest in the LLC and we are the managing member of the LLC. We account for our investment in the LLC using the equity method, since our control of the LLC is deemed to be temporary due to unilateral liquidation rights held by each of the LLC members.

     On October 11, 2001, we issued to Liberty Media 3,810,265 shares of IDT Class B common stock in exchange for 3,728,949 shares of IDT common stock. The exchange rate was based upon the relative average market prices for the IDT Class B common stock and the IDT common stock during a specified 30 trading day period.

     On March 15, 2001, we exercised an option to sell to AT&T approximately 2.0 million shares of our Class B common stock for approximately $75.0 million. In conjunction with the formation of the consortium, we guaranteed to AT&T the value of approximately 1.4 million shares of IDT Class B common stock still being retained by AT&T. If the value of IDT Class B common stock is less than $27.5 million on October 19, 2002, and AT&T or an affiliate retains all the shares through such date, then we will be obligated to pay AT&T the difference with cash, additional shares of IDT Class B common stock or a combination of both, at the option of IDT. In connection with this obligation, we recorded in "other income (expense)" a charge of $14.0 million during the first quarter of Fiscal Year 2002, which was reduced by $8.1 million during the second quarter of Fiscal Year 2002 and by $2.2 million during the third quarter of Fiscal Year 2002. We are subject to additional charges through October 19, 2002, based on changes in the market value of IDT Class B common stock.

Stock Buyback Program

     Our Board of Directors has authorized the repurchase of up to 45 million shares of our common stock and Class B common stock. We repurchased approximately 1.4 million shares of our common stock, for an aggregate purchase price of approximately $15.6 million, during the nine months ended April 30, 2002. Through April 30, 2002, we have repurchased approximately 15.6 million shares of our common stock under the authorized stock buyback program, of which approximately 6.2 million shares have been retired.

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

                                          Contractual Obligations
                                          -----------------------
                                           Payments Due by Period
                                                 Less than                                         After
                                   Total           1 year       1 - 3 years     4 - 5 years       5 years
                               -----------     -----------     ------------     -----------     -----------
Capital lease obligations...   $      78.5     $      28.1     $       38.2     $      12.2              --
Operating leases............         403.4            67.2            122.1            76.3           137.8
                               -----------     -----------     ------------     -----------     -----------
Total contractual cash
  obligations...............   $     481.9     $      95.3     $      160.3     $      88.5     $     137.8
                               ===========     ===========     ============     ===========     ===========


                                          Other Commercial Commitments
                                          ----------------------------
                                             Payments Due by Period

                                                 Less than                                         After
                                   Total           1 year      1 - 3 years     4 - 5 years       5 years
                               -----------     -----------     -----------     -----------     -----------
Standby letters of credit.     $       8.7     $       0.5     $       4.7     $       2.1     $       1.4
Guarantees................             3.1              --              --              --             3.1
                               -----------     -----------     -----------     -----------     -----------
Total commercial commitments   $      11.8     $       0.5     $       4.7     $       2.1     $       4.5
                               ===========     ===========     ===========     ===========     ============

Item 3.    Quantitative and Qualitative Disclosures About Market Risks.

     The Securities and Exchange Commission's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in commodity prices, and we do not consider the market risk exposure relating to foreign currency exchange to be material. We are exposed to changes in interest rates primarily from our investments in cash equivalents and marketable securities. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. We do not hold derivative financial instruments. In addition to but separate from our primary business, we hold a small portion of our total asset portfolio in hedge funds for speculative and strategic purposes. As of April 30, 2002 our investments in such hedge funds was approximately $28 million. Investments in hedge funds carry significant degree of risk which will depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that hedge fund money managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our interests in these funds may go down as well as up and we may not receive, upon redemption, the amount originally invested.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words "believes," "anticipates," "expects," "plans," "intends," and similar words and phrases. Such forward-looking statements include, among other things, our plans to implement our growth strategy, improve our financial performance, expand our infrastructure, develop new products and services, expand our sales force, expand our customer base and enter international markets, and the possible outcome of our litigation. Such forward-looking statements also include our expectations concerning factors affecting the markets for our products, such as changes in the U.S. and the international regulatory environment and the demand for long-distance telecommunications. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed in this report. In addition to the factors specifically noted in the forward-looking statements, other important factors that could result in those differences include (a) general economic conditions in the telecommunications and Internet markets, including inflation, recession, interest rates, and other economic factors; (b) casualty to or other disruption of our facilities and operations; (c) those discussed in our Annual Report on Form 10K for the year ended July 31, 2001; and (d) other factors that generally affect the business of telecommunications, Internet and other communications companies. The forward-looking statements are made as of the date of this Report, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth herein and the other information set forth from time to time in our reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the year ended July 31, 2001 and Quarterly Reports on Form 10-Q for the three months ended October 31, 2001 and January 31, 2002.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

     Incorporated by reference from Part I, Item I, Financial Statements (Unaudited), Note 9, captioned "Legal Proceedings and Contingencies."

Item 2.    Changes in Securities and Use of Proceeds

     Pursuant to a Unit Purchase Agreement dated April 16, 2002, among WCI Capital Corp., Dipchip Corp., IDT Corporation, Winstar Holdings, LLC and IDT Advanced Communication Services, LLC, the Company issued 792,079 shares of its Class B common stock, par value $.01 per share, to WCI Capital Corp. in exchange for its 5% common equity interest in Winstar Holdings, LLC.

     This issuance was made under the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, being a transaction not involving any public offering. No underwriters were involved in the issuance of the above-described securities.

Item 3.    Defaults Upon Senior Securities

     None

Item 4.    Submission of Matters to a Vote of Security Holders

     None.

Item 5.    Other Information

     None

Item 6.    Exhibits and Reports on Form 8-K

     (a)  Exhibits:

      Exhibit
      Number        Description
      -------       -----------
       3.01(1)      Restated Certificate of Incorporation of the Registrant.
       3.02(1)      By-laws of the Registrant.
       3.03(2)      Certificate of Amendment to the Restated Certificate of
                    Incorporation of the Registrant.
      10.43*        Employment Agreement between the Registrant and Howard S.
                    Jonas.
-----------

 *   Filed herewith.
(1) Incorporated by reference to Form S-1 filed February 21, 1996 file no. 333-00204.
(2) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 2000, filed June 14, 2000.

     (b)  Reports on Form 8-K.

         None.

                                 IDT CORPORATION

                                    FORM 10-Q

                                 APRIL 30, 2002

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   IDT CORPORATION


June 14, 2002                      By: /s/ James A. Courter
-------------                          -----------------------------------------
     Date                              James A. Courter
                                       Chief Executive Officer and Vice-Chairman
                                       (Principal Executive Officer)


June 14, 2002                      By: /s/ Stephen R. Brown
-------------                          -----------------------------------------
     Date                              Stephen R. Brown
                                       Chief Financial Officer
                                       (Principal Financial Officer)