Form 10-K
period 2002-07-31
IDT CORP
filed 2002-10-29
CIK 1005731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2002, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 0-27898

IDT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	22-3415036
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

520 Broad Street
Newark, New Jersey 07102
(Address of principal executive offices, including area code)

(973) 438-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, par value $.01 per share Class B Common Stock, par value $.01 per share
(Title of class)
Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on October 25, 2002 of the Common Stock of $17.66 and of the Class B Common Stock of $16.30, as reported on the New York Stock Exchange, was approximately $821 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock (assuming conversion of the Registrant’s Class A Common Stock) or Class B Common Stock have been excluded from this computation, in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of October 25, 2002, the Registrant had outstanding 25,020,972 shares of Common Stock, $.01 par value, 9,816,988 shares of Class A Common Stock, $.01 par value, and 54,091,855 shares of Class B Common Stock, $.01 par value. Included in these numbers are 5,419,963 shares of Common Stock and 4,019,163 shares of Class B Common Stock, held by IDT Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the Registrant’s definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after July 31, 2002, is incorporated by reference in Part II (Item 5) and Part III (Items 10, 11, 12 and 13) of this Form 10-K.

INDEX

IDT CORPORATION

ANNUAL REPORT ON FORM 10-K

PART I

As used in this Annual Report, unless the context otherwise requires, the terms “the Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and their subsidiaries, collectively. All information in this Annual Report gives effect to the 1995 reincorporation of IDT in Delaware. Our fiscal year ends on July 31 of each calendar year. Each reference to a Fiscal Year in this Annual Report refers to the Fiscal Year ending in the calendar year indicated (e.g., Fiscal 2002 refers to the Fiscal Year ended July 31, 2002).

Item 1.    BUSINESS.

INTRODUCTION

IDT Corporation is a facilities-based, multinational communications company that provides services and products to retail and wholesale customers worldwide, including prepaid debit and rechargeable calling cards, wholesale carrier services and consumer long distance services. We also operate several media and entertainment-related businesses, most of which are currently in the early stages of development.

We have grown throughout our history, and our growth continued in Fiscal 2002. Minutes of use from our telecommunications operations grew to 11.3 billion minutes in Fiscal 2002, an increase from 4.2 billion minutes in Fiscal 2000 and 7.0 billion minutes in Fiscal 2001.

Our growth, however, has not deteriorated the strength of our balance sheet. As of October 1, 2002, we had more than $1 billion in cash, cash equivalents and marketable securities and virtually no long-term debt. Management believes that our strong balance sheet creates numerous business opportunities for us, including (i) selling our services to significant customers who take comfort in our solid financial position, (ii) enabling us to make strategic investments and acquisitions at attractive prices and (iii) expanding our network and the range of services and products that we provide at attractive prices.

In December 2001, we acquired substantially all of the core domestic telecommunications assets of Winstar Communications, Inc., which we refer to as Old Winstar, a broadband and telephony service provider to commercial and governmental customers, in a transaction pursuant to Section 363 of the United States Bankruptcy Code. Additionally, in September 2002, we more than doubled the size of our domestic telecommunications backbone by acquiring indefeasible rights of use, commonly known as IRUs (rights to transmission lines, which are more akin to ownership than leases of capacity), and equipment from the bankrupt estate of Star Telecommunications, Inc.

We deliver our telecommunications services over a network consisting of more than 180 switches in the United States, Europe and South America, including seven international “gateway” switches. We also own and lease capacity on 14 undersea fiber-optic cables that connect our U.S. facilities with our international facilities and with third-party facilities in Europe, Latin America and Asia.

HISTORY

We were founded in August 1990 and were originally incorporated in New York as “International Discount Telecommunications Corp.” We were renamed IDT Corporation and reincorporated in Delaware in December 1995. Our main offices are located at 520 Broad Street, Newark, New Jersey 07102. Our headquarters’ telephone number is (973) 438-1000 and our Internet address is www.idt.net.

We entered the telecommunications business in 1990 by introducing our international call reorigination service to capitalize on the opportunity created by the large spread between U.S.-originated and foreign-originated international long distance telephone rates. At the time, long distance calling costs for calls originated in certain highly regulated international markets were often prohibitive. Our call reorigination service enables customers to access a U.S. dial tone from overseas and place international calls that are reoriginated in the United

States. The customer benefits from more favorable U.S. outbound long distance rates and superior transmission quality. We used the calling volume and expertise derived from our call reorigination business to enter the consumer long distance business in late 1993 by reselling long distance services of other carriers to our customers. As a value-added service for our long distance customers, we began offering Internet access in early 1994, eventually offering dial-up and dedicated Internet access to individuals and businesses as stand-alone services. In 1995, we began reselling access to the favorable telephone rates and special tariffs we receive as a result of the calling volume generated by our call reorigination and other customers to other long distance carriers. We entered the Internet telephony market in August 1996 with our introduction of PC2Phone, the first commercial telephone service to connect calls between personal computers and telephones over the Internet. We began marketing and selling prepaid calling cards in January 1997.

The initial public offering of our Common Stock occurred on March 15, 1996. Our Common Stock was quoted on the Nasdaq National Market until February 26, 2001, when it was listed on the New York Stock Exchange under the symbol IDT. On May 31, 2001, we distributed a stock dividend of one share of our Class B Common Stock for each outstanding share of our Common Stock, Class A Common Stock and Class B Common Stock. On June 1, 2001, our Class B Common Stock was listed on the New York Stock Exchange under the symbol IDT.B.

On August 3, 1999, Net2Phone, Inc., then our subsidiary, completed an initial public offering of 6.2 million shares of its common stock, yielding $85.3 million in net proceeds. In December 1999, Net2Phone completed another offering of 3.4 million shares of its common stock. In connection with that offering, we also sold 2.2 million shares of Net2Phone common stock, generating $115.0 million in cash proceeds. In August 2000, we completed the sale of 14.9 million shares of Net2Phone common stock to AT&T, receiving approximately $1.1 billion in cash proceeds.

On October 23, 2001, we entered into an agreement to create a consortium which now holds approximately 46% of Net2Phone’s outstanding capital stock. The consortium consists of us, Liberty Media Corporation and AT&T. As part of the agreement, we and AT&T contributed shares of Net2Phone Class A common stock (approximately 10.0 million and 18.9 million shares, respectively) to a newly formed limited liability company, NTOP Holdings, LLC. Liberty Media then acquired a substantial portion of NTOP Holdings’ units from AT&T. NTOP Holdings holds an aggregate of 28.9 million shares of Net2Phone’s Class A common stock. We are the managing member of NTOP Holdings and we hold a controlling membership interest. Because it holds Class A common stock with two votes per share, NTOP Holdings has approximately 63% of the voting power in Net2Phone.

On December 19, 2001, we, through our subsidiary, Winstar Holdings, LLC, acquired substantially all of the core domestic telecommunications assets of Old Winstar in exchange for (i) $30 million in cash, (ii) $12.5 million of our Class B Common Stock and (iii) 5% of Winstar Holdings in a transaction pursuant to Section 363 of the United States Bankruptcy Code. On April 16, 2002, we purchased from the estate of Old Winstar the 5% of Winstar Holdings that we did not already own for $13.3 million of our Class B Common Stock.

CORPORATE ORGANIZATION

We operate our business primarily through the following three subsidiaries:

•
IDT Telecom, Inc.    IDT Telecom operates our principal telecommunications operations. We own 95.2% of IDT Telecom’s common stock, with Liberty Media holding the remaining 4.8% for which it paid $30 million in cash in March 2002. IDT Telecom provides both retail and wholesale telecommunications services. Retail services include prepaid debit and rechargeable calling cards, private label calling cards and consumer long distance services. Wholesale services consist of our carrier services for other telecommunications companies, or “carrier’s carrier” services. In Fiscal 2002, IDT Telecom generated $1.4 billion of revenue, which equaled 93.4% of our consolidated revenue, and recorded operating income of $30.8 million.

•
Winstar Holdings, LLC.    Winstar Holdings, our wholly owned subsidiary, which was created to hold the assets of Old Winstar that we acquired, is a broadband and telephony service provider to commercial and governmental customers that offers a cost-effective “last mile” (the connection between a telecommunications switch and the end user) telecommunications solution through its fixed-wireless and fiber infrastructure, including local and long distance phone services, high speed Internet and data communications, wide-area-network, or WAN, solutions, co-location, mobile network infrastructure and web hosting. From our December 19, 2001 acquisition of Old Winstar’s assets through the end of Fiscal 2002, Winstar generated $79.6 million of revenues, which equaled 5.2% of our consolidated revenues, and recorded an operating loss of $96.6 million.

•
IDT Media, Inc.    IDT Media, our wholly owned subsidiary, is a holding company for our media-related holdings, including the Talk America Radio Network, our WMET radio station, Digital Production Solutions and CTM Brochure Display. In Fiscal 2002, IDT Media generated $21.3 million of revenues, which equaled 1.4% of our consolidated revenues, and recorded an operating loss of $20.9 million, excluding the impairment charge of $111.1 million resulting from the writedown of assets received from TyCom Ltd. described below.

In each of our business units, we seek to leverage our strong balance sheet (more than $1 billion in cash, cash equivalents and marketable securities and virtually no long-term debt as of October 1, 2002), our established telecommunications network and our dynamic, entrepreneurial corporate culture to capitalize on new market opportunities.

IDT TELECOM

Our subsidiary, IDT Telecom, provides its customers with competitively priced retail and wholesale telecommunications services and products, including prepaid debit and rechargeable calling cards, private label calling cards, consumer long distance services and wholesale carrier services. Our telecom division leverages our financial strength, network and expertise to capitalize on opportunities presented by an evolving worldwide telecommunications industry to profitably grow our business.

Our telecom division generated revenues of $1.4 billion during Fiscal 2002, an 18.8% increase over the $1.2 billion of revenues generated during Fiscal 2001. Our telecom division’s revenues represented 93.4% of our total consolidated revenues in Fiscal 2002, as compared to 97.9% in Fiscal 2001. During Fiscal 2002, our retail telecommunications services and products (prepaid debit and rechargeable calling cards, private label calling cards and consumer long distance services) comprised 78.4% of our telecom division’s revenues, with the remaining 21.6% attributable to wholesale carrier services.

We are one of the largest providers of prepaid calling cards in the United States. In Fiscal 2002, we recorded revenues of $1.01 billion from sales of calling cards worldwide, which were primarily distributed through Union Telecard Alliance, LLC, a joint venture of which we own 51% of the outstanding membership interests, and provided 9.2 billion minutes of phone service to our calling card customers. We also provide consumer long distance services to more than 550,000 individual and business customers in the United States. In addition, as of October 1, 2002, we had approximately 173 wholesale carrier customers (i.e., other telecommunications companies that purchase our telecommunications services to terminate their traffic) located in the United States and Europe.

We deliver our telecommunications services over a network consisting of more than 180 switches in the United States, Europe and South America, including seven international “gateway” switches. Four of these switches are located in the United States (in Piscataway and Newark, New Jersey), two are located in London, England and the remaining switch is in Lima, Peru. During Fiscal 2003, we plan to install at least two additional gateway switches, one in New Jersey and one in Argentina. We also own and lease capacity on 14 undersea fiber-optic cables that connect our U.S. facilities with our international facilities and with third-party facilities in Europe, Latin America and Asia.

The International Long Distance Market

In the United States, an international long distance telephone call typically originates on the caller’s local exchange carrier’s (most often a Regional Bell Operating Company, commonly referred to as a RBOC) network and is switched to the caller’s long distance provider (such as AT&T, MCI or Sprint). The long distance provider then carries the call to its own or to another carrier’s (a “carrier’s carrier” such as IDT Telecom) international gateway switch. From there, it is carried directly or indirectly to a corresponding gateway switch operated in the destination country by the dominant carrier of that country (typically a state-owned or state-sanctioned foreign post, telephone or telegraph company, commonly referred to as a PTT), and then that country’s domestic telephone network routes the call to the party being called. All of this routing and switching of calls is automatically performed in milliseconds based upon a predetermined set of routing criteria.

International long distance providers can generally be categorized by the extent of their ownership and use of switches and transmission facilities. The largest U.S. carriers, AT&T, MCI and Sprint, own the U.S. transmission facilities that they primarily use and tend to utilize other international long distance providers only to reach niche markets where they do not own a network, to take advantage of lower prices or to carry their overflow traffic. A significant group of alternative long distance providers emerged that own and operate their own switches but either rely solely on resale agreements with carrier’s carriers to terminate traffic or use a combination of resale agreements and leased or owned facilities in order to terminate their traffic.

The international telecommunications industry is undergoing a period of rapid technological and regulatory change that, we believe, continues to offer market opportunities for telecommunications services providers such as us. Recent years have witnessed rapid growth in the usage of international telecommunications services (international long distance telephone minutes increased from approximately 93 billion in 1998 to approximately 146 billion in 2001) and a shift towards deregulation in many of the world’s major telecommunications markets (including Eastern Europe, Latin America and Asia).

We believe that growth in international long distance telecommunications traffic will continue to be driven by:

•	the globalization of the world’s economies and the worldwide trend toward deregulation of telecommunications;

•	declining prices arising from increased competition generated by privatization and deregulation;

•	increased worldwide telephone density in both traditional landline and wireless telephones;

•	a wider selection of products and services; and

•	the growth in the transmission of data traffic.

We believe that growth of voice and data traffic originated outside of the United States will exceed the growth in voice and data traffic originated within the United States due to recent deregulation in many foreign markets and increasing access to telecommunications facilities in emerging foreign markets.

However, many participants in the worldwide telecommunications industry have not been able to benefit from the growth in worldwide telecommunications traffic. Rather, the telecommunications industry currently finds itself in a worldwide downturn, which has resulted in a number of companies recently filing for protection under Chapter 7 or Chapter 11 of the U.S. Bankruptcy Code (including WorldCom, Global Crossing and Williams Communications), and a 61.3% decline in the industry’s aggregate public market value in the last two years, according to Deutsche Bank. This has resulted in a dramatic change to the competitive landscape in the international long distance market during the past two to three years.

Commencing in the mid-1990s, spurred primarily by the deregulation of telecommunications services in the United States and abroad, new entrants in the international long distance market cut prices to try to gain market share. With relatively easy access to the public debt and equity markets in the late 1990s, many of these emerging companies were able to survive without generating profits. This access to funding enabled many emerging companies to begin constructing large telecommunications networks in an attempt to compete directly with the industry’s largest facilities-based carriers. At the time, these investments were justified by projections of growth in both voice and data traffic which would, in turn, increase demand for bandwidth. According to this belief, the strong price elasticity of demand for voice and data services would ensure that industry revenues would climb, even as prices rapidly fell, due to surging volumes of telecommunications traffic. It was believed that data demand would be the key driver of demand growth, as the increase in Internet use experienced during the mid and late-1990s was expected to continue unabated. Many believed that a fortuitous cycle for bandwidth demand had been set in motion, where increased demand for bandwidth would lead to an increased supply, which would enable bandwidth-hungry applications such as video-on-demand to become mainstream, which in turn would lead to even more need for bandwidth.

By mid-2000, however, it was becoming apparent that the estimates for future demand for bandwidth were overly optimistic. Demand for data transmission, in particular, was not nearly as robust as had been anticipated by many. The bandwidth-hungry applications that were supposed to drive much of the growth in data demand had not yet materialized. In addition, the oversupply of bandwidth was further exacerbated with the introduction of enhanced compression technologies. With supply significantly outpacing demand, prices for bandwidth plummeted, while pricing for termination of international calls also fell significantly. As a result of these falling prices and lower-than-expected demand, many telecommunications companies fell short of their revenue projections. In addition, many emerging telecommunications companies were subject to large principal and interest payments on their substantial indebtedness. At the same time, raising funding in the public debt and equity markets became more difficult. As a result, many of these new entrants either filed for bankruptcy or otherwise exited the international long distance marketplace.

Beginning in 2001, a second wave of financial difficulties swept the international telecommunications market. Significantly larger and “established” telecommunications companies encountered cash flow and fundraising difficulties. Companies that had built or purchased large fiber networks with massive capacities, such as WorldCom, Global Crossing and Williams Communications, suffered when both prices and demand for bandwidth decreased.

The industry’s malaise has not been limited to emerging international long distance providers and bandwidth companies. In the local calling markets in the United States, which have traditionally been dominated by the RBOCs, competitors known as competitive local exchange carriers, or CLECs, have entered the market since the Telecommunications Act of 1996 effectively opened local markets for competition. To this point, however, the CLECs’ experience has not generally been successful. Whether due to the RBOCs’ inherent advantages in their local markets, or because of the overbuilding of networks and large debt burdens of some of the CLECs, most competitors in the local markets have failed, with a significant number of the CLECs (including XO Communications, ICG Communications, CTC Communications Group and McLeod USA) filing for bankruptcy protection.

In addition, since 1996, the FCC has allowed the RBOCs to provide long distance telephone service as well as local telephone service if a RBOC can successfully establish that it has opened its local footprint to local telephone competition. For example, Verizon now offers long distance telephone service in all Northeastern U.S. states from Maine to Delaware. The FCC has approved applications for RBOCs to provide long distance service in 22 states, having determined that the RBOCs have properly opened their local markets for competition in those states. The FCC is considering applications in other states. Although we will compete with the RBOCs for long distance customers, we believe that we can benefit from the RBOCs’ entrance into the long distance market because the RBOCs, which lack the international network possessed by most existing long distance providers, rely more heavily on carrier’s carriers, such as us, to arrange for termination of their international telephone traffic. During Fiscal 2003, we intend to include the RBOCs as a major focus of our wholesale carrier strategy.

Despite the recent downturn in the telecommunications industry, we continue to believe in the international long distance industry’s solid underlying fundamentals. Volumes of both voice and data traffic continue to grow, presenting opportunities for companies like us. We do not believe that the current weakness in the global telecommunications industry represents a refutation of the positive long-term factors which have driven the industry’s growth. Even during the recent “downturn” in the telecommunications industry, the volume of worldwide voice and data traffic continued to increase, and we expect that such traffic will continue to increase for the foreseeable future. In fact, while we were also affected by the industry downturn, it has also provided us with opportunities to buy potentially valuable assets and businesses at a fraction of their original cost. At this time, management believes that we stand out from the field of the remaining multinational carriers as one of the lowest-cost providers, with a strong record of proven stability and a strong balance sheet, as evidenced by our more than $1 billion in cash, cash equivalents and marketable securities and virtually no long-term debt.

The IDT Approach

Our approach to the constantly changing, deregulating worldwide telecommunications industry has allowed us to survive—and grow—even as many companies in the telecommunications industry such as Global Crossing, WorldCom and Williams Communications have endured financial difficulties. Our approach can be encapsulated into two overarching concepts:

•	our niche strategy; and

•	our smart-build approach.

Throughout our history, we have sought to exploit profitable niches within the telecommunications industry. This included establishing ourselves as a low cost provider of services by setting our price points below those offered by the larger, “brand-name” companies (e.g., our rechargeable calling cards and consumer long distance), by providing services to under-served segments of the retail markets (e.g., our prepaid calling cards) and by providing wholesale telecommunications services to other telecommunications companies (e.g., our wholesale carrier services).

Our smart-build approach refers to the incremental approach we take to expand our network—we add new facilities only when we determine that such investments are justified by existing or imminent traffic volumes. Under this approach, we usually enter a new market by leasing fiber capacity. As traffic grows, we may install a switch to increase our overall capacity. As traffic increases further, we analyze whether purchasing bandwidth, instead of leasing, would reduce our costs by routing calls over an owned network. If our volume continues to grow, we may deploy additional switching and/or fiber capacity. This approach enables us to focus on our network costs on a per minute basis; only when we believe that we have the traffic volumes to justify the fixed cost involved with a switch or owned bandwidth will we consider such an investment.

Although our smart-build approach is often difficult to implement, as it depends on reasonably accurate projections of our future traffic volumes and the ability to execute capital projects quickly, we believe that it serves to effectively insulate us from the overbuilding that has plagued the telecommunications industry in recent years. Our generally cautious approach to purchasing capacity is balanced with the need to obtain sufficient capacity to a destination. Insufficient capacity to a termination point could result in higher costs to carry traffic to that destination, resulting in lower margins.

The following represent key elements of our strategy for Fiscal 2003:

•
Leverage Existing Infrastructure.    We intend to utilize our established network, expertise and market presence to target new markets for our prepaid and private label calling cards and our consumer long distance services, and to expand our marketing efforts in existing markets for these products. As we have done in the past, we will seek to identify niche markets and products in which we can utilize our existing network to generate incremental revenues and increase our margins. For example, our private label calling cards utilize our existing calling card platform to produce calling card products for corporate and promotional users. These cards tend to have higher rates and margins than our other calling cards, and are marketed to users outside of our traditional customer base, allowing us to expand our market for these products.

•
Focus on International Opportunities.    We believe that the international long distance market provides attractive growth opportunities. We will seek to continue to identify international markets with high volumes of traffic, relatively high per-minute rates and favorable prospects for deregulation, and seek to (i) expand our product offerings to retail customers calling into these markets, (ii) offer to arrange for termination for the RBOCs and other carriers that do not currently possess access to these markets and (iii) where appropriate, introduce our services and products to customers in the target markets.

•
Pursue International Agreements.    We intend to capitalize on our existing relationships with U.S. and foreign companies in order to expand our customer base. We have traditionally been able to capitalize on our volume of traffic and technological expertise to negotiate favorable termination agreements with international carriers. We will continue to seek new termination relationships with established and emerging carriers to reduce our termination costs for traditional international voice telephony, and we will continue to use our relationship with Net2Phone for additional low cost termination. To date, we have entered into over 60 agreements with carriers that provide for the favorably priced termination of our calls worldwide.

•
Make Strategic Investments and Acquisitions.    Consistent with our Winstar acquisition and other acquisitions consummated in Fiscal 2002, we will continue to seek out opportunities in the distressed marketplace to acquire complementary assets, technologies and lines of business at attractive prices.

•
Expand Switching and Transmission Facilities.    We will continue to expand and enhance our network facilities by investing in switching and transmission facilities where traffic volumes justify such investments. During Fiscal 2003, in order to reduce the cost of our services and enable us to continue to grow rapidly while maintaining our high service quality, we intend to continue to invest in:

•	the expansion of our debit card platform;

•	long haul and local loop fiber capacity within the United States and Europe;

•	gateway switches and facilities in the United States, the United Kingdom and other European countries;

•	switches, bandwidth and facilities in Latin America; and

•	additional network compression equipment.

IDT Telecom’s Telecommunications Services

Our telecom division currently provides our customers with a variety of services, including:

•	prepaid debit and rechargeable calling cards;

•	private label calling cards;

•	consumer long distance services; and

•	wholesale carrier services.

Retail Telecommunications Services

Prepaid Debit and Rechargeable Calling Cards

We sell prepaid debit and rechargeable calling cards providing telephone access to more than 230 countries and territories. Our strategy is to offer rates on our calling cards that we believe are generally well below the rates for international calls that are offered by most of the major “brand-name,” facilities-based carriers such as AT&T, MCI and Sprint. We sell more than 150 different prepaid calling cards in the United States, and more than 40 different cards abroad, with specific cards featuring favorable rates to specific areas of the world. The cards are sold in several different dollar denominations, most commonly $5, $10 and $20. When a calling card is used to complete a telephone call, its balance is reduced by the then applicable per minute rate to the destination called multiplied by the number of minutes of the call, plus any fees we charge. The calling rates to each location, which we periodically adjust to reflect changes in costs and other market conditions, and other fees on the card (e.g., payphone fees, toll-free access surcharges and monthly fees) vary on a card-to-card basis. We offer calling cards that provide access to our network by dialing a toll-free number or, in certain metropolitan markets, local area calling cards that only require a local call, thereby avoiding the payphone fee and toll-free access surcharges.

Our prepaid calling cards are marketed primarily to the ethnic, immigrant communities in the United States, Europe and Latin America who tend to generate high levels of international traffic. We believe that recent immigrants and members of the ethnic communities tend to be heavy users of international long distance telephone service because of their desire to keep in touch with family members and friends located in their country of origin. Specifically, a large portion of our calling card customers are in the Hispanic community. Therefore, a significant proportion (55% in Fiscal 2002) of our international debit card minutes are terminated in Latin America as U.S.-resident Latinos call their native countries. We believe that many customers typically use our calling cards as their primary means of making long distance telephone calls due to attractive rates, reliable service, the ease of monitoring and budgeting their long distance spending and the appealing variety of calling cards that we offer to different market segments.

Our prepaid calling card business is particularly strong in the Northeastern United States because of our extensive distribution network and attractive rates to countries that immigrants in the Northeastern United States prefer to call, such as Colombia, Mexico and the Dominican Republic. Approximately 65% of our U.S. debit card sales in Fiscal 2002 were in the Northeastern United States. We have also been expanding our operations in Arizona, California, Florida, Georgia, Texas and other parts of the United States.

The following table lists some of the major prepaid calling cards that we sell in the United States:

Union Phone Card	Union Georgia	Florida 800	Texas Exclusive	California 800
New York Alliance	PT Phone	Megatel Debit	Florida Payless	USA Card
Union New York	Megatel Africa	New York PT-1 Card	California Exclusive	Ta Buena New York
New York Exclusive	New Jersey Easytalk	Texas 800	Washington Alliance	Union Florida
UTA Card	LA Easytalk	LA Aggressive	New York Payless	New Jersey Alliance
Union California	New Jersey Exclusive	Boston LAC	Megatel USA	Centro America Card

Outside of the United States, we market our calling cards in the United Kingdom, the Netherlands, Spain, Germany, Belgium and parts of Scandinavia, seeking to capitalize on the opportunity presented by the recent surge in immigration from underdeveloped countries around the globe to Europe’s developed nations. We plan to begin selling calling cards in France and Italy during Fiscal 2003. We sell approximately 40 different calling cards in Europe, with some of the major cards listed below:

UK Unity	UK Supercard	Nice One (U.K.)	Belgium Unity
Platicard (Spain)	Germany Unity	Asia (Netherlands)	Favourite (U.K.)
Africall (U.K.)	Spain Unity	Afrika (Netherlands)	Dragon (U.K.)
UK Easy	Number One (U.K.)	Cheers Africa (U.K.)	Hot Shot (U.K.)
UK Eastern Europe	Afrika (Germany)	Asiacall (U.K.)	Asia Connect (Spain)

We believe that there is a significant untapped market for prepaid calling cards in Latin America, where certain countries serve as regional nexuses, attracting immigrants due to stronger job markets and opportunities, just as the United States does. Immigrants from satellite countries share the needs of their U.S. counterparts for low-cost, prepaid calling solutions to maintain contact with their countries of origin. In Fiscal 2002, we began distributing prepaid calling cards in Latin America by selling calling cards in Argentina. We anticipate revenues in this region to continue to increase in Fiscal 2003.

We sold more than 198 million prepaid calling cards during Fiscal 2002, a 57% increase from the 127 million calling cards sold in Fiscal 2001. The sale of these calling cards in Fiscal 2002 generated $982.4 million in revenue, as compared with $719.3 million in Fiscal 2001, and resulted in the completion of 8.1 billion minutes of phone calls, as compared with 4.7 billion in Fiscal 2001. During Fiscal 2002, sales of prepaid calling cards accounted for 70.5% of our telecom division’s total consolidated revenues. During Fiscal 2002, we sold 85.5% of our calling cards in the United States, with the remaining 14.5% sold abroad.

Our rechargeable cards, with a marketing focus on business travelers, are distributed primarily through in-flight magazines and permit users to place calls from over 25 countries through international toll-free services. Accounts are automatically recharged with a credit card that the customer provides at the time of initial card activation. In Fiscal 2002, revenues attributable to rechargeable calling cards were $25.3 million, or 2.5% of our telecom division’s calling card revenues.

We believe that we possess the following competitive advantages in the prepaid calling card industry:

•
our status as a carrier’s carrier, which allows us to offer calling time over more routes at attractive prices to the countries that are in demand in the prepaid calling card marketplace without relying on a single operator for termination or other services while using our significant network and least-cost-routing system to procure the most cost-effective termination to the required destinations at the quality levels that we require;

•	our network of switches and transmission facilities, which allows us to keep our costs low as compared to our competitors whose operations consist solely of selling calling cards;

•	our debit platform, which enables us to process a large number of cards simultaneously and to provide multilingual and multi-currency cards;

•	our extensive distribution channel, which covers a wide variety of over 350,000 retail outlets worldwide;

•	the quality and dependability of the telephone service provided by our cards;

•	our understanding of, and commitment to, the ethnic prepaid calling card market; and

•	our superior customer service.

Private Label Calling Cards

We also market private label calling cards, which are usually a prepaid calling card printed with a customer’s logo and design. Private label calling cards are often used as promotional items or utilized by corporate customers to help generate brand name awareness. In Fiscal 2003, we plan on increasing our efforts to market private label cards, with a focus on retail chain stores.

We currently market the following types of private label calling cards:

•
Retail Calling Cards.    These prepaid calling cards, often printed with a customer’s logo and design, are targeted at the mass-market opportunity presented by being located in high-traffic stores. In October of 2002, we became the exclusive prepaid calling card provider to Walgreens, the nation’s largest retail pharmacy chain. We will supply Walgreens branded prepaid calling cards to the retail pharmacy chain’s nearly 4,000 stores.

•	Promotional Cards. These prepaid calling cards are usually given away by customers as promotional items. Current customers include Goya, Jet Blue, Coca-Cola and Colgate.

•
Corporate Cards.    Many companies are using the benefits of prepaid/postpaid and rechargeable calling cards to control and track their employees’ long distance telephone charges by giving each employee a card and mandating its use for long distance telephone service whenever possible.

Private label calling cards generated $9.1 million in revenues, or 0.6% of our telecom division’s revenues, during Fiscal 2002.

Other incremental revenues opportunities that we are currently developing for our prepaid calling cards include virtual cards (e-mailing a PIN number for an account, thereby removing the need for a physical calling card) and placing third-party advertising on calling card packaging.

Consumer Long Distance Services

We market long distance services directly to consumers and businesses in the United States. We feature a flat rate calling plan of five cents per minute for state-to-state telephone calls within the continental United States (available in most areas), 24 hours a day, seven days a week, with a monthly service fee of $3.95. We bill in six second increments, instead of one minute rounding, which is the practice of some industry participants. As part of our calling plan, customers are offered our calling cards, with no monthly fees or per-call surcharges, featuring a domestic rate of ten cents per minute. Our rates for international calls are also competitive with those charged by the major facilities-based carriers. During Fiscal 2002, we continued to aggressively market our long distance services by expanding our existing advertising campaign to additional markets and by leveraging our scale to reduce our customer acquisition costs. We utilized many marketing channels to broaden our reach, including national cable television, print, direct mail, on-line advertising and co-marketing agreements. The Wall Street Journal’s survey of cellular and long distance telephone companies (October 3, 2002), which included AT&T, MCI and Sprint, gave our calling plan “Thumbs-Up”, the highest ranking given. The Wall Street Journal reported, “In an age of impossible-to-decipher bills, IDT stands out as an exception.”

As of October 1, 2002, we had approximately 550,000 active consumer long distance customers. Consumer long distance services accounted for 7.7% of our telecom division’s total consolidated revenues in Fiscal 2002. We grew long distance revenues by 97% in Fiscal 2002 through aggressive customer acquisition campaigns and by adding new services such as IntraLATA (or local toll) service. As we continue to make significant expenditures to market this service, resulting in customer growth, we anticipate that consumer long distance services will account for an increasing proportion of our total revenues in future periods.

In Fiscal 2002, we began to migrate our customers from Global Crossing, which was the primary provider of long distance service to our customers, and entered into an agreement with AT&T to resell AT&T’s services. Our resale agreement with AT&T provides that AT&T will originate calls from our long distance customers and that the types of calls specified (international, specific states, etc.) will be routed to their destination on our network. The agreement with AT&T gives us the flexibility to select those calls which will best leverage our lower cost basis to terminate calls on our own network. Management believes that this flexibility can increase our gross margins and provide the opportunity to market new, even more aggressive plans, particularly international plans, which will generate additional revenues.

Wholesale Carrier Services

Long distance telephone calls are generally originated by the local carrier of the customer placing the call. The local carrier switches the call to the customer’s long distance carrier. The call is then routed over the lines of the long distance carrier and/or one or more other carriers until it reaches its destination, where it is switched to the local carrier for termination at the telephone number called. Carriers, such as us, that transmit all or a portion of another carrier’s traffic are said to be acting as a “carrier’s carrier.”

By utilizing our flexible and least-cost traffic routing system, we are able to provide major carriers and niche carriers alike with rates that we believe are often lower than those traditionally available through the more established carriers. We are able to offer competitive rates to our carrier customers as a result of our ability to generate a high volume of long distance telephone traffic (aided by the volumes generated by our calling card business) and our attractive rates negotiated with foreign PTTs and other carriers. As of October 1, 2002, we had approximately 173 wholesale customers located in the United States and Europe, with wholesale carrier sales accounting for $309 million of our telecom division’s revenues in Fiscal 2002, which represented 20.2% of our total consolidated revenues. In Fiscal 2002, we carried 2.04 billion minutes, an increase of 9.7% over Fiscal 2001 when we carried 1.86 billion minutes.

In Fiscal 2002, we increased the number of our direct relationships with foreign PTTs from approximately 40 to more than 60. We believe that a direct connection from one of our switches to a foreign PTT both increases the quality of a call and lowers cost, which enables us to generate more traffic with higher margins to that foreign locale. During Fiscal 2003, we intend to continue to vigorously expand our existing direct relationships with foreign PTTs.

The declining price of bandwidth combined with the overall reduction of available investment capital in the market have combined to drive many wholesale carriers such as Viatel and Carrier One out of the market. We anticipate that we and other financially sound carriers will gain market share as weaker companies continue to leave the wholesale carrier market. Additionally, as the RBOCs increase their market share in the long distance market, we expect to gain revenues as a result of the RBOCs’ current dependence on the global infrastructure of carrier’s carriers for the termination of their international voice traffic. This increase in our wholesale carrier revenues from the RBOCs may be offset, in part or in whole, by lost revenues due to increased competition with the RBOCs for our consumer long distance customers. We believe that the trend toward deregulation of the foreign telecommunications sector creates opportunities as lower pricing often brings significant increases in usage. While profit margins may be negatively impacted for some carriers, there are often increases in gross profit for efficient providers, that can continue to operate profitably at lower prices.

Our most significant wholesale carrier customers consist of long distance carriers. While they may vary from quarter to quarter, our five largest wholesale carrier customers accounted for 15.2% of our total consolidated revenues in Fiscal 2002. This concentration of revenues increases our risk associated with nonpayment by customers. This risk has, in general, become more acute for us in recent quarters as several of our customers have declared bankruptcy or are facing financial difficulties, and now pose increased credit risks. We perform ongoing credit evaluations of all of our wholesale carrier customers, but historically we have not required collateral to support accounts receivable from our customers. In light of the deteriorating credit quality of some of our wholesale carrier customers, we have begun to impose stricter credit restrictions on some of our wholesale carrier customers. In some cases, this has resulted in our sharply curtailing or ceasing completely sales to certain of our wholesale carrier customers.

Capitalizing on Our Strengths in the Wholesale Carrier Market

In Fiscal 2003, we intend to capitalize on some of our strengths in order to tailor an increasingly strong, global company including:

•
our strong commercial relationships with foreign carriers which will, we believe, continue to allow us to negotiate advantageous rates which we can pass on to our prepaid calling card customers and wholesale carrier customers;

•
our calling card business, which generates a high volume of original long distance call traffic which, we believe will continue to prove attractive to PTTs as we form direct connections with PTTs and “create” new streams of traffic and direct it to the PTT, as opposed to simply transferring minutes from another carrier with which the PTT is already allied;

•
our superior switching, routing and customer service technology supporting our telecommunications backbone which will continue to provide us with superior cost analysis, customer service and strict quality controls;

•	our ability to distinguish ourselves from purely wholesale carrier competitors by offering “value-added carrier services,” such as giving carriers remote access to our debit card platform; and

•	our highly specialized analysis team composed of well-trained telecommunications professionals continually monitoring traffic data which will allow us to maintain maximum network efficiency.

These factors will advance our long-term goal of becoming a multi-faceted provider offering a portfolio of services and products to the most financially stable market participants through long-term contractual relationships. In order to reach this goal, we intend in Fiscal 2003 to:

•	broaden our portfolio of services and products offered to our wholesale carrier customers;

•	cultivate our relationships with additional PTTs and top-tier global carriers;

•
continue our evaluation of the financial stability of weaker wholesale carrier customers and cautiously manage our financial exposure to such customers in order to safeguard against nonpayment of outstanding receivables;

•	continue to utilize our strong balance sheet to seek out opportunities in the distressed marketplace to acquire complimentary assets, technologies and lines of business at attractive prices; and

•	generate significant incentives, such as volume commitments and price incentives, for global carriers to enter into long-term contracts with mutual commitments.

Sales, Marketing and Distribution

We primarily market our wholesale carrier services through our direct services sales staff. Management believes that the sales staff benefits from (i) our extensive relationships with RBOCs and our international name recognition throughout the long distance industry for marketing carrier services, (ii) substantial traffic volumes, which enables us to negotiate lower rates and (iii) our favorable termination rates negotiated with PTTs and other foreign carriers.

We primarily market our prepaid debit cards to retail outlets in the United States through an exclusive distribution agreement with Union Telecard Alliance, LLC, a joint venture which is owned 51% by us and 49% by the Carlos Gomez Family Trust. Union Telecard utilizes a network of more than 1,000 sub-distributors (ranging from large companies to sole proprietors) that sell through over 250,000 retail outlets throughout the United States.

We benefit from Union Telecard’s extensive distribution network, which provides us with an accurate assessment of the fast-changing requirements of our prepaid calling card customers. We work closely with Union Telecard’s management team, which is appointed by us and our co-venturer, in developing marketing and distribution strategies for our prepaid calling card products, including card design, pricing and expansion opportunities. Sales of our calling cards represented 96% of Union Telecard’s total revenues in Fiscal 2002.

During Fiscal 2002, we implemented an enterprise software platform for our calling card business. We believe that this system provides us with a significant competitive advantage as it dramatically enhances inventory and credit control, reduces costs, strengthens information flows across our organization, and enables customer support and tracking down to the consumer level. The system ties directly into our central database and seamlessly folds into enterprise level reporting. Furthermore, the system enables a dramatic increase in customer base, and therefore growth potential, with no noticeable change to existing personnel and procedures.

Union Telecard has entered into arrangements with certain major sub-distributors, located in Arizona, California, Illinois, Florida, New York, Ohio and Texas in which the sub-distributors have agreed to market our prepaid calling cards in exchange for preferential pricing, exclusive cards, extensions of credit, incentive bonuses and technical support from us. These incentives are intended to assist each respective sub-distributor in the growth and development of its business. Union Telecard holds equity interests in six of its ten largest sub-distributors.

We operate a customer support call center in Puerto Rico that processes almost one-half of the requests generated by our U.S. and Latin American customers. The center has approximately 315 employees who can process over 11,000 calls a day.

We market our rechargeable calling cards, primarily through in-flight magazines, and our private label prepaid calling cards, directly to customers. In October of 2002, we became the exclusive prepaid calling card provider to Walgreens, the nation’s largest retail pharmacy chain.

We increased our marketing expenditures for our consumer long distance services. The advertising campaign for these services is mostly driven by direct television advertising in targeted markets.

IDT Europe

We formed IDT Europe in 1998 as a wholly owned subsidiary. In Europe we focus on prepaid calling cards (from our headquarters in Dublin, Ireland) and on wholesale carrier services (from our headquarters in London, England). We have operations in the Netherlands, Belgium, Germany, Spain, France, Italy and Scandinavia. We target our prepaid calling cards, principally under the IDT brand, primarily to immigrant and ethnic markets with a wide range of cards featuring competitive rates to almost anywhere in the world. We also provide competitively priced wholesale carrier services to a variety of customers including established European and other carriers, new and emerging telephone companies, and value-added service providers. With approximately 135 employees, our European operations generated $229 million of revenues in Fiscal 2002, a 6.0% increase over the $216 million of revenues generated during Fiscal 2001. Our European operations’ revenues represented 16.0% of our telecom division’s revenues in Fiscal 2002, as compared to 17.9% in Fiscal 2001. During Fiscal 2002, prepaid calling cards comprised 62.5% of our European operations’ revenues, with the remaining 37.5% attributable to wholesale carrier business.

Through Corbina Telecom, our wholly owned subsidiary, we are active in the rapidly growing Russian telecommunications market. Corbina offers a broad range of services to its customers, including wireless resale, wholesale carrier, Internet access (dial-up and broadband), wireless access and E1 (a measure of bandwidth) circuit connectivity. Revenues generated by Corbina in Fiscal 2002 were $15.7 million.

Billing and Customer Support

We believe that reliable, sophisticated and flexible billing, information and customer service systems are essential to our ability to remain competitive in the global telecommunications market. Accordingly, we have invested substantial resources to develop and implement our proprietary management information systems.

Our billing system enables us to:

•	accurately analyze our network traffic, revenues and margins by customer and by location on an intra-day basis;

•	validate wholesale carrier settlements; and

•	monitor least-cost-routing of customer traffic.

Our entire billing process is fully automated and increases efficiencies by reducing the need for monitoring by our employees.

We believe that our ability to provide adequate customer support services is a crucial component of our ability to retain customers. We have successfully focused on improving customer service through a number of measures, including the addition of support personnel and the monitoring of customer waiting time. Our customer support staff, which communicates with subscribers via phone, fax and e-mail is trained to provide both technical and general service assistance. We answer more than 90,000 customer support calls per day, of which roughly 60% are handled by our automated Integrated Voice Response System. The other approximately 36,000 answered calls are handled by our customer support staff, whose approximately 150 members are required to field a minimum number of calls and e-mails each day. We utilize “real time” monitoring by a quality control department, which monitors thousands of calls per day. Online account management and billing systems have been implemented during Fiscal 2002 that have greatly improved efficiency by reducing the average call duration from between 6 and 8 minutes to between 4 and 7 minutes, thereby improving customer satisfaction and reducing costs. We also employ liaisons between our customer support and technical staffs to enhance responsiveness to changing customer demands.

Telecommunications Network Infrastructure

We maintain an international telecommunications switching infrastructure and U.S. domestic network, consisting of owned and leased lines that enables us to provide an array of telecommunications, Internet access and Internet telephony services to our customers worldwide. Our network is monitored 24 hours a day, seven days a week, 365 days a year by our Network Operations Center.

Private Line Network

We operate a growing telephone network consisting of domestic dedicated leased fiber-optic and copper lines, and owned switch equipment in the United States which are interconnected to major foreign PTTs, emerging carriers and domestic interexchange carriers, local exchange carriers and competitive local exchange carriers or CLECs. Our major switching facilities are located in Piscataway and Newark, New Jersey and London, England. These locations provide our network with redundancy and diversity. All of these locations are linked with the dominant local exchange carrier as well as with at least one CLEC, allowing us to interconnect with all major interexchange carriers to switch traffic via our leased private-line DS-3 network. Furthermore, all of our locations are interconnected via leased lines to enhance network reliability and redundancy as each location interconnects with the various carriers.

In September 1998, we obtained from Frontier Communications (now a unit of Global Crossing Ltd.) dedicated DS-1, DS-3, OC-3 and OC-12, which are measures of a transmission line’s bandwidth, circuit capacity in the United States over Frontier’s network, connecting more than 120 metropolitan areas around the nation. These network facilities have enabled us to (i) expand the range and reliability of our data and voice transmission service, while reducing network costs, (ii) offer nationwide dial-up long distance, (iii) reduce 800-origination costs and (iv) provide for origination and termination of wholesale carrier traffic in all major U.S. cities.

In October 1999, we entered into an agreement with Frontier whereby we enhanced our ability to provide presubscribed long distance (1+) and dedicated and toll-free services throughout the United States as well as casual calling long distance (10xxx) in selected areas of the country. In October 2000, in settlement of a suit filed by us against Tyco Group S.A.R.L. and Tyco Submarine Systems, Ltd., we received certain IRUs relating to capacity in Tycom Ltd.’s trans-Atlantic and trans-Pacific undersea fiber-optic networks. Under the terms of the settlement, we received IRUs for two 10 Gb/s wavelengths on both the trans-Atlantic and the trans-Pacific network for 15 years, free of charge.

In addition, we own and lease switched services to connect our U.S. and U.K. facilities. These services are used to originate traffic from our customer base in the United Kingdom and to terminate existing carrier and call reorigination traffic to the United Kingdom. We have more than 60 operating and terminating agreements that provide for the termination of traffic worldwide, and we plan to obtain additional leased lines to certain destinations, which should result in reduced termination costs.

Switching Platforms

We utilize three major telecommunications switching platforms. Our telecom division uses Lucent switches for all application-based products such as prepaid calling cards, and value added services such as voice prompts, speed dialing, voice mail and conferencing. Our Lucent switches are flexible and programmable, and are designed to implement network-based intelligence quickly and efficiently. As of October 1, 2002, we had deployed 168 Lucent switches. Our telecom division also uses a platform manufactured by Nortel, which serves as an international gateway and domestic carrier switch. As of October 1, 2002, we owned six Nortel switches and plan to increase the number of Nortel switching platforms in New Jersey and London during Fiscal 2003. Our telecom division has also deployed three Sonus switches. Our Sonus switches are flexible and serve as international gateways and local interconnect switches and support voice over Internet protocol, or VoIP, technology. Two of our deployed Sonus switches are in Piscataway, New Jersey and the other is in Lima, Peru. We are in the process of deploying a fourth Sonus switch in Buenos Aires, Argentina. All of our switches are modular, scaleable and equipped to signal in such protocols as ISDN and C7/SS7 so as to be compatible with multiple domestic and foreign networks.

Software

Our switches work in conjunction with our software platforms, many of which are proprietary, to run all of the applications that we require to provide value added services, as well as billing and traffic analysis. The software enables the switches to route all calls via our least-cost-routing matrix. Least-cost-routing is a process by which we seek to optimize the routing of calls over the least-cost-route on our switches for over 230 countries. In the event that traffic cannot be handled over the least-cost-route due to capacity or network limitations, the least-cost-routing system is designed to transmit the traffic over the next least-cost-route. Our least-cost-routing system analyzes several variables that may affect the cost of a long distance call, including different suppliers, different time zones and multiple choices for terminating the call in each destination. Our least-cost-routing system is continuously updated to include the most favorable rates available from different suppliers to different destinations. By utilizing a least-cost-routing system, we are able to lower our costs and offer lower rates to our customers. This is of significant importance when serving a market that has become increasingly price-sensitive.

Research and Development

Our telecom division employs a technical staff that is devoted to the improvement and enhancement of its existing telecommunications and Internet products and services, including switching technologies and the development of new technologies, applications and products. We believe that the ability to adjust and improve existing technology and to develop new technologies in response to, and in anticipation of, customers’ changing demands is necessary to compete in the rapidly changing telecommunications and Internet industries. There can be no assurance that we will be able to successfully develop new technologies or effectively respond to technological changes or new industry standards or developments on a timely basis, if at all.

Competition

We believe the principal competitive factors affecting our business will be the price, quality and reliability of our services, customer service and innovation. Many of our current and potential competitors have greater financial, marketing, personnel and other resources than we do, as well as other competitive advantages. We anticipate competition to remain intense in all of our telecom division’s market segments, thus limiting our ability to achieve significantly greater margins or market share for any of its services.

Calling Card Services

We offer numerous calling card services, including prepaid debit, rechargeable and private label calling cards. We believe our success in providing these services is based on our ability to provide low rates and reliable service and to efficiently distribute our calling cards. The calling card industry is notable for its relative lack of regulation compared to the rest of the telecommunications industry and ease of market entry. As calling rates continue to decrease and competition increases, we will be forced to rely on our service, quality and distribution efficiencies to remain competitive.

In the calling card market, we compete with other providers of calling cards, including established carriers and hundreds of small regional companies, and with providers of telecommunications services in general. Many of the largest telecommunications providers, including AT&T, MCI and Sprint, currently market prepaid calling cards, which in certain cases compete with our prepaid calling cards. These companies are substantially larger and have greater financial, technical, engineering, personnel and marketing resources, longer operating histories, greater name recognition and larger customer bases than we do. In marketing prepaid calling cards to customers outside the United States, we compete with large foreign PTTs, such as British Telecommunications in the United Kingdom.

Wholesale Carrier Services

We provide wholesale carrier services, carrying both our own telecommunications traffic and the traffic of other carriers over our network. The carrier business has numerous entities competing for the same customers with carriers competing primarily on price and service quality. Numerous carriers with which we compete have experienced financial difficulties, including bankruptcy, during the last two years. This may present an opportunity for us to expand our carrier service business through decreased competition and/or low cost acquisition of the facilities or equipment of bankrupt or financially unstable carriers. However, financial difficulties within the industry may lead to greater competition as bankrupt carriers reorganize by shedding unprofitable lines of business and outstanding debt, thus eliminating many of the financial burdens these carriers faced in their financially unstable condition. Regardless of the effects of bankruptcy and financial instability within the telecommunications industry, we expect this area to remain highly competitive due to the vast number of carriers and the amount of telecommunications network infrastructure that is available.

In the wholesale carrier service business, we compete with:

•	interexchange carriers and other long distance resellers and providers, including large carriers such as AT&T, MCI and Sprint;

•	foreign PTTs;

•	on-line, spot-market trading exchanges for voice minutes, such as Arbinet-thexchange;

•	other providers of international long distance services; and

•	alliances between large multinational carriers that provide wholesale carrier services.

Consumer Long Distance Service

We offer consumer long distance service to residential and business subscribers in the United States. The U.S. consumer long distance industry is characterized by numerous entities competing for a relatively static number of customers, leading to a high churn rate because customers frequently change long distance providers in response to offers of lower rates or promotional incentives. Our primary competitors in the long distance market include major long distance carriers such as AT&T, MCI and Sprint. In addition, the Telecommunications Act of 1996 also allows the RBOCs, once certain thresholds are satisfied, to enter the long distance market within their own local service regions, and several (including Verizon and SBC Communications) have already received Federal Communications Commission, or FCC authorization to provide in-region long distance service in certain states. Additional RBOC applications will likely be approved in the future. We believe that low rates, simple pricing plans, straight-forward bills and quality customer service are critical competitive factors in providing long distance telephone service. However, many service providers, most notably the RBOCs such as Verizon and SBC, offer packages of local service and information services together with their long distance services. For the foreseeable future, we expect the RBOCs and other incumbent local exchange carriers or ILECs to increase their share of the consumer long distance service market. We also expect the ILECs to use their existing dominant position in the local exchange market to maintain an advantage over competitors that offer similar bundled packages of local, long distance and information services to subscribers.

Other Market Entrants

In all aspects of the telecommunications industry, we may face competition from an increasing number of market entrants such as electric utilities, cable television companies, fixed and mobile wireless system operators, and operators of private networks built for large end users. Electric utilities have existing assets and access to low cost capital that could allow them to enter a telecommunications market rapidly and accelerate network development. Cable television companies are also entering the telecommunications market by upgrading their networks with fiber optics and installing facilities to provide fully interactive transmission of broadband voice, video and data communications. Wireless companies have developed, and are deploying in the United States, wireless technology as a substitute for traditional wireline local telephones. Additionally, the World Trade Organization agreement on basic telecommunications services could increase the level of competition we face. Under this agreement, the United States and 68 other member states of the World Trade Organization are committed to open their respective telecommunications markets, including permitting foreign companies to enter into basic telecommunications services markets. This development may increase the number of established foreign-based telecommunications carriers entering U.S. markets.

WINSTAR

On December 19, 2001, we, through our wholly owned subsidiary, IDT Winstar Acquisition, LLC (later renamed Winstar Holdings, LLC), acquired substantially all of the core domestic telecommunications assets of Old Winstar for (i) $30 million in cash, (ii) $12.5 million of our Class B Common Stock and (iii) 5% of Winstar Holdings. On April 16, 2002, we purchased from the bankrupt estate of Old Winstar the remaining 5% of Winstar Holdings that we did not already own for $13.3 million of our Class B Common Stock.

Our Winstar division is a broadband and telephony service provider to commercial and governmental customers that offers a “last mile” telecommunications solution through its fixed-wireless and fiber infrastructure, including local and long distance phone services, high speed Internet and data communications, WAN solutions, co-location, mobile network infrastructure and web hosting. We believe that we own the largest footprint of fixed wireless spectrum, covering the entire United States. Since acquiring Winstar, we have implemented various restructuring initiatives, including cost rationalization and revenue growth initiatives focusing in certain geographic areas of operation, in an effort to move our Winstar division towards profitability.

During the approximately 7½ month period from December 19, 2001 through the end of Fiscal 2002, our Winstar division generated revenues of $79.6 million, which represented 5.2% of our total revenues for Fiscal 2002, and operating losses of $96.6 million. In Fiscal 2003, we intend to focus on increasing our Winstar division’s revenues (and reducing its operating losses) by attracting additional business and governmental customers. Management believes that our Winstar division’s telecommunications services can be successfully marketed by featuring (i) the quality of service that our customers receive when they call us for support, or when we make a service call to provide new or additional services, (ii) the lower prices that we generally charge for our services and (iii) the relatively low cost redundancy solution that we provide.

The Local Telephony Market

The Telecommunications Act of 1996 encouraged competition against ILECs, which include the RBOCs, by permitting CLECs to offer voice and data services via both landline and wireless delivery. The incentives for the CLECs to compete against the ILECs included the ability (i) to compete against the ILECs’ rates (which were set without meaningful competition), (ii) to interconnect with the public service telephone network at will and (iii) to charge public service network interconnection fees when a public network customer makes a voice or data call to a CLEC.

The United States Telecom Association has reported that, nationally, local service revenues in 2001 totaled $126.4 billion. This included local exchange, local private line, other local services and services for ILECs and CLECs. The USTA’s report also stated that in 2001 the CLECs generated $16.8 billion in revenues (13.3% of total local voice and data service market), and projected that the CLECs’ revenues would increase to $31.6 billion in 2007, while the ILECs’ revenues would increase from $109.6 billion in 2001 to $111.4 billion in 2007. Additional services such as digital subscriber lines, or DSL, and video conferencing have been driving growth in the local business telephony market.

Historically, the ILECs provided local communications service and the connection to customers over copper wire for the “last mile.” Without enhancement, copper wire is generally not well suited to support high bandwidth services. Therefore, the growth of bandwidth intensive communications services has created increased demand for additional transmission capacity across the “last mile.”

Management believes that fewer than 10,000 of the more than 750,000 office buildings located in the United States have broadband fiber connections. Furthermore, it is believed that construction of “last mile” fiber connections has slowed recently. Of the domestic commercial office buildings with direct fiber connections, an even smaller number possess network infrastructure to provide broadband connectivity to all of the buildings’ tenants.

The Competitive Landscape

The competition for the local telephony market is intense. Our Winstar division’s main competitors fall within two categories: RBOCs and CLECs.

Regional Bell Operating Companies

Competing against the RBOCs is extremely challenging. Each of the RBOCs continues to enjoy a virtual monopoly as the ILEC in its respective territory and most of the RBOCs are well funded. After a wave of consolidation, the four remaining RBOCs are (i) BellSouth, (ii) SBC Communications (includes former Ameritech, Pacific Bell, Southwestern Bell and Southern New England Telephone), (iii) Qwest (includes former US West) and (iv) Verizon (includes former NYNEX, Bell Atlantic and GTE).

Historically, federal regulations prohibited the RBOCs from providing long distance voice or data transport services. However, the regulators have recently been granting, on a state-by-state basis the RBOCs the right to provide such services in major markets after they satisfy certain criteria to prove that they have opened their local markets to competition. The FCC has approved applications for RBOCs to provide long distance service in 22 states, and is considering applications in other states. Management expects this trend to continue over the next several years.

Even though the RBOCs are required to open their networks to their competitors prior to federal regulators granting them the right to enter the long distance market, management believes that the RBOCs are either not willing or not able to provide high-quality service to the competitive communications providers that rely upon them to service their end user customers. In other words, the RBOCs often provide slow service—both for initial installation of new service and for repairs, compared to competitive carriers that rely upon their own networks to serve customers. In addition, the fees that the RBOCs charge to competitors using their network make it difficult for those competitors to generate sufficient gross margins to generate a profit. To avoid the issues presented by over-reliance on the RBOCs to service their customers in the “last-mile,” Old Winstar developed its own fixed-wireless facilities-based network. Our Winstar division predominately uses its own network to deliver services from its switching sites, nodes and hubs directly to its customer locations.

Management believes that our Winstar division has a number of competitive advantages compared to the RBOCs, including:

•	our prices are approximately 20% lower than the prices charged by the RBOCs for similar services;

•
we are able to cost-effectively provide broadband access to certain buildings to which the RBOCs cannot cost-effectively provide broadband service because our fixed-wireless technology is easier and less expensive to deploy than fiber;

•	we provide high speed Internet services to all of our provisioning-ready buildings, whereas RBOCs often can only provide DSL services to a limited number of buildings that they serve;

•	we believe that we can provide our services more quickly than the RBOCs to new customers in provisioning-ready buildings (i.e., buildings in which our technology is currently deployed);

•	we offer a non-fiber redundancy solution to corporations and governmental agencies via our fixed-wireless local loop network; and

•	we can offer our discounted long distance and integrated voice services to our Winstar division customer base.

Competitive Communications Providers

The opportunity to compete with the RBOCs and the other CLECs for the business (i.e., non-residential) segment of the local telecommunications market has spawned hundreds of competitors that try to differentiate their services from the RBOCs in order to attract their customers. The RBOCs’ competitors try to differentiate their services from those offered by the RBOCs with (i) their quality of service, (ii) the suite of services that they can provide (bundling), (iii) the level of individual attention that they provide to their customers and (iv) their prices.

The current market environment has precipitated a consolidation in the local telephony industry. Lack of capital resources has resulted in few competitors possessing the financial strength to effectively compete with the RBOCs in the local marketplace. The competitive carriers are often categorized by their access approach, which can be divided into three basic categories:

•
Resellers.    Resellers do not own the telecommunications equipment used to provide services to their customers, but instead provide local telecommunications services by purchasing the RBOCs’ switched access services at discounted retail rates. One advantage of this business model is that a reseller can begin to provide services with relatively little outlay of capital. However, because resellers must pay the RBOCs to use their switched access services, the margins of resellers are extremely thin. The resale business model is further complicated by the fact that resellers must coordinate with the RBOCs to resolve many customer-related issues. Although the RBOCs are obligated to provide telecommunications services to resellers’ customers, the RBOCs have little incentive to provide high quality and timely service. Although initially utilized by a number of major carriers such as AT&T, Sprint, and WorldCom, pure resale has virtually been abandoned as a viable standalone strategy for local telecommunications providers in favor of resale relying on unbundled network elements leased from the RBOCs, known as UNE-P resale. UNE-P, unlike pure resale, is a combination of unbundled switch elements and unbundled loop elements and, although functionally equivalent to pure resale, it, unlike pure resale, allows the provider to obtain reciprocal compensation fees or applicable termination and origination access fees. UNE-P resellers include Z-Tel Communications and Broadview Networks.

•
Smart Builders.    Smart builders own their switching facilities, and may also own some local fiber to reach the co-location cages of the ILEC, but as with resellers, they rely on the RBOCs for the “last mile” connection to their customers. Smart builders can generate better margins than resellers, but they still must pay the RBOCs for “last mile” access to each customer and rely on the assistance of the

RBOCs to resolve customer problems. As with resellers, the limited incentive of the RBOCs to provide prompt service for the benefit of third parties may detract from smart builders’ ability to provide high quality customer service. Smart builders include Allegiance Telecom, MacLeodUSA, Mpower Communications, Covad Communications, ChoiceOne Communications and PaeTec Communications.

•
Facilities-Based Carriers.    Facilities-based carriers, which include Winstar, own substantially all of the network elements (typically bundling switching facilities, “last mile” network facilities and building access rights) required to provide local telecommunications services. Although facilities-based carriers must make significant investments in both switching and access infrastructure to own a comprehensive network, they incur substantially smaller RBOC interconnect charges, as compared to other types of carriers because facilities-based carriers use substantially smaller amounts of the RBOCs’ networks. The benefits of this strategy include control of the customer due to use of its own facilities, (thus reducing RBOC interference), end-to-end visibility (the ability to track the call from the caller to the switch) and better gross margins than resellers and smart builders. Like all carriers, facilities-based carriers, typically order high capacity trunk lines and other network infrastructure from RBOCs and ILECs. Facilities-based carriers can also provide data and enhanced services if they deploy broadband networks. Facilities-based carriers include Adelphia Business Solutions, Focal Communications, Cox Cable, Cablevision Lightpath, KMC Telecom, Time Warner Telecom and XO Communications.

Management believes that we possess a number of competitive advantages over resellers, smart builders and other facilities-based carriers, including:

•
we are the only carrier that owns fixed wireless spectrum covering the entire United States, providing us with the potential to provide “last mile” switched access to customers that reside within line-of-sight of our network facilities;

•	we are one of only a few carriers, along with Adelphia, Time Warner and XO Communications, that deliver a bundled suite of local, long distance and Internet access services;

•
we maintain the capability to provide non-switched broadband connectivity between customer premises that enjoy line-of-sight to each other (such as in campus environments), meaning that if two buildings have line-of-sight to each other, users of our technology can communicate (voice and data) without having to go through a switch;

•	as a predominantly facilities-based provider, we are not as dependent upon other carriers, such as the RBOCs, to deliver “last mile” service to our customers;

•
many of our non-RBOC and non-facilities-based competitors, such as Z-Tel Communications, Broadview Networks, Allegiance Telecom and others, rely on the ILECs to deliver services to their customers, which (i) presents a potentially contentious relationship between competing providers and (ii) often hinders their ability to provision services quickly for add-on capabilities and network additions;

•	fixed broadband wireless technology enables us to distinguish ourselves from a vast majority of our competitors because it is generally less expensive and easier to deploy than “last mile” fiber; and

•
our network appeals particularly to enterprise companies and governmental agencies as a way to achieve true network diversity and redundancy to protect against outages such as fiber cuts and floods that occur in the local loop (because our “last mile” travels via airwaves and not by land).

Advantages of Fixed Wireless

Management believes that because of the growth of content-intensive applications, the demand for broadband services and bandwidth will continue to expand. A September 18, 2002 Yankee Group study predicts that the U.S. broadband market revenues will grow by 361% by the end of 2007.

Management believes that many small and medium-sized businesses are located in buildings that are not reached by optical fiber lines, and the existing copper wire infrastructure does not provide the necessary bandwidth to provide broadband services. Of the three principal technologies available to provide broadband connectivity (DSL, fiber and fixed-wireless), management believes that fixed wireless technology enables the delivery of broadband services in the most cost effective manner for the largest portion of the market.

Management also believes that in a post-September 11 environment, there will be large demand for non-fiber telecommunications redundancy from the large enterprise market. Our Winstar division offers the only true non-fiber redundancy solution to companies and government agencies via our fixed-wireless local loop network.

Although fiber generally provides the customer with the greatest amount of bandwidth, laying fiber is extremely expensive and, as a result, is only economically feasible for buildings with many customers that have substantial bandwidth needs. A fiber connection can cost between $100,000 and $400,000 or more per building, while a fixed-wireless connection to a building generally costs between $25,000 and $75,000.

DSL technology can be a cost-efficient alternative to fiber because DSL providers utilize existing copper wires to provide service, making the deployment of DSL service less capital intensive. DSL signals, however, fade over long distances and are not possible under certain conditions that restrict customer usage. In addition, the main distribution frame of many commercial office buildings causes a break in the copper wire from the RBOC wire center, which could lower the bandwidth that DSL can provide to the customer. Furthermore, the upper limit of bandwidth provided by DSL generally is not sufficient for bandwidth-intensive applications.

Broadband fixed-wireless technology provides a middle ground to fiber’s high cost and DSL’s bandwidth constraints by providing bandwidth speeds that are substantial while keeping costs manageable.

Among the fixed-wireless telecom providers, management believes that we are the only company with complete national spectrum coverage. In the 39 GHz band alone, we hold an average of 615 MHz of bandwidth in each of the top 200 U.S. markets, and approximately 740 MHz of bandwidth in our Winstar division’s top 60 U.S. markets.

Winstar’s Business

Our Winstar division is a broadband and telephony service provider to commercial and governmental customers. We offer, through our fixed-wireless and fiber infrastructure, “last mile” telecommunications services, including local and long distance phone services, high speed Internet and data communications, WAN solutions, co-location, mobile network infrastructure and web hosting. We own substantially all of the local network elements (bundling switching facilities, “last mile” network facilities and building access rights) required to provide our Winstar division’s services, which can enhance operating margins. Management believes that the economic and technological benefits of our fixed-wireless and fiber infrastructure enable us to deliver broadband services and applications on a cost-effective basis to a larger market than would be the case if only fiber were deployed.

Our Winstar division’s network is capable of delivering end-to-end broadband connectivity, including the crucial “last mile” to office buildings and through the office building to the end user’s workstation. We are currently focusing our facilities-based switched broadband and local service offerings on 22 domestic markets. Our footprint of approximately 3,000 provisioning ready buildings (i.e. buildings in which our technology is currently deployed) covers almost 100,000 prospective business tenants. In addition, we have access rights and options to connect approximately 2,000 additional buildings to our network that are not currently outfitted for operation but that have lines-of-site to existing Winstar hub buildings.

Our Winstar division also provides Frame Relay Services, which are data transmission services using technology that is flexible and works with a wide variety of systems, to customers in our provisioning ready buildings and in domestic locations outside our Winstar division’s network.

The IDT Approach to Winstar

When we acquired Winstar in December 2001, it had a “burn rate” (the amount by which expenses exceed revenues) of approximately $19 million per month. Management determined that, in order to decrease Winstar’s burn rate and move towards profitability, significant expense reduction strategies had to be implemented. In

March of 2002, we implemented a plan that reduced the burn rate to approximately $6 million per month as of October 1, 2002, by accomplishing the following cost savings:

•
we streamlined our focus of operations from 37 cities to the 22 largest metropolitan markets in the United States and began to focus on on-net customers (i.e., customers in buildings which are part of our network infrastructure). Although this sharpened focus had the effect of disconnecting approximately 3,200 predominantly off-network customers, which caused a correlating reduction in revenue, management believes that we realized cost savings and derived benefits that far exceeded the lost revenues from this refocused strategy;

•	we reduced non-sales personnel by approximately 65%, resulting in payroll savings of approximately $2.8 million per month;

•
we used procedures prescribed by the U.S. Bankruptcy Court for the District of Delaware, which had authorized our purchase of the Old Winstar assets, to review and then reject or re-negotiate thousands of contracts with software vendors, consultants, landlords, carriers and a variety of other service providers. Using these procedures, real estate rental costs were lowered by approximately $1.5 million per month and consultancy and other service costs were reduced by approximately $1 million per month; and

•
we improved our network’s efficiency and also outsourced several of the network’s key components. During this process, we disconnected more than 12,000 circuits from the network, resulting in savings of approximately $6 million per month.

We are using IDT’s existing resources where possible to gain efficiencies and cost savings in our Winstar division’s operating environment. Some of the areas where immediate gains have already been generated include:

•
Management Information Services.    Our Winstar division’s MIS department is working closely with IDT’s MIS department to utilize our internally developed billing technology. When we acquired Winstar, it was using no less than four billing systems to bill its customers and was outsourcing its main billing system from Perot Systems. We terminated this contract using procedures prescribed by the bankruptcy court and replaced the billing system with IDT’s in-house billing system. This migration took only 90 days and a majority of our Winstar division’s customers are now being billed by our system. We are currently migrating the three other billing systems to our system. We enjoy significant cost savings by no longer having to maintain four billing systems.

•
Purchasing.    All of our Winstar division’s purchasing is centralized and executed through our procurement group. We believe that our purchasing power and expertise in negotiation will result in substantial cost savings.

•
Legal.    The size of our Winstar division’s legal department has been significantly reduced and now relies heavily on IDT’s legal department. Among other tasks, our legal department manages our Winstar division’s trademarks, copyrights and all other intellectual property needs.

Management believes that the cost savings initiatives implemented at our Winstar division during 2002 have lowered the costs associated with operating the business significantly. We are focusing our efforts in Fiscal 2003 on increasing revenues by attracting additional customers. We recently took the following steps to increase sales:

•
We introduced a building-centric commission plan for Winstar’s sales force that assigns a salesperson to each building and provides the sales force incentive to not only generate new revenues but also to retain existing revenues;

•
We created a customer management team that supports the sales group by working on generating sales leads and scheduling sales visits, as well as providing post-sale follow-up and a high level of customer support; and

•
Our Winstar division’s sales force began marketing our domestic and international long distance services as part of its product line. Management believes that our competitive pricing for these services permits us to bring added value to our Winstar division’s customer base.

Governmental Contracts

Our Winstar division provides facilities-based broadband services to federal, state and local governmental agencies, including the CIA, the Government Services Administration, or GSA, and the Defense Department. These clients, for whom we provide approximately 50,000 federal telephone numbers as well as high speed data services, utilize our fixed-wireless technology either as a primary service or a redundancy solution across the United States; however, approximately 38% of the “last mile” service to these customers, unlike the services provided by our Winstar division to its commercial/non-governmental customers, is provided through the resale of certain RBOC or ILEC network components.

Old Winstar received its Metropolitan Area Acquisition (MAA) contract awards during 2000 and 2001. We successfully completed the novation process (the process by which the Federal government recognizes a successor in interest to a Federal contract) of all of these MAA contracts in October 2002.

Winstar’s Network

Winstar’s Fixed-Wireless Connection

Our Winstar division uses fixed-wireless technology to provide telecommunications services to its customers. Our typical fixed-wireless customer is serviced by placing a 10 to 12 inch diameter digital microwave antenna on the roof of the customer’s building. One antenna can service multiple customers in the same building. A customer’s voice, data and video communications traffic travels from the customer’s premises over the building’s internal wiring to a small radio unit in the building, which is connected to the rooftop antenna. The traffic is then routed via wireless transmission from the antenna on the customer’s rooftop to another antenna (the two antennas must have line-of-sight with each other) located on a nearby hub building.

Local Network Infrastructure

Our Winstar division deploys point-to-point connections in its local network infrastructure. Point-to-point connections use a single dedicated link between two antennas having line-of-sight to each other, one usually located on the roof of a customer’s building and one at a hub site.

Hub sites usually have multiple antennae and serve as aggregation points for the reception and distribution of traffic of customers located in multiple buildings. Hub sites are typically located on intra-city fiber rings and are located to maximize the number of potential buildings from which such sites can receive and distribute communications traffic. The hub sites are attached to fiber rings that contain up to OC-48 (2.5 gigabits per second) capacity, and using our owned dense-wave fiber optic equipment, we can add additional OC-48s on an incremental cost basis, allowing traffic to continue at broadband speeds to switching centers where it is routed to its final destination.

We can provide customers with up to an OC-3 of transmission capacity over a single wireless link utilizing one 100 MHz channel, which is sufficient capacity to provide 2,016 simultaneous telephone conversations, or 84 T-1 lines of capacity.

The capacity of these wireless links has risen dramatically in recent years, and management expects to continue to expand as wireless technology advances. Management expects radio manufacturers to produce OC-12 radios, which would carry four times the capacity of OC-3, or 336 T-1 lines of capacity, on one 100 MHz channel. Winstar already has beta-tested OC-6 (two times the capacity of OC-3) radios and possesses the capability of deploying the system on a commercial basis. This increasing capacity allows fixed wireless to address greater portions of the carrier and OC-level enterprise markets. Currently, we have access rights to deploy four to six OC-3 radios on each building site.

Switching and Data Centers

Our Winstar division delivers voice services utilizing Lucent local and long distance voice switches. The voice and data switches generally serve the markets in which they reside and, in some cases, secondary markets that these switches can economically serve. Our Winstar division’s data and web hosting centers are located in Herndon, Virginia (near Washington, D.C.), outside of Seattle, Washington and in Hackensack, New Jersey.

Licenses

We believe that we hold the largest amount of commercial spectrum in the United States, covering all 50 states. The area-wide licenses we hold provide an average of 740 MHz of capacity in our Winstar division’s 60 top U.S. markets (listed below). In addition, we have an average of 615 MHz of capacity in the top 200 U.S. census markets. Our spectrum portfolio includes ample spectrum in all major and minor markets and also offers mobile telephone network providers the ability to obtain backhaul services between their antenna tower sites nationwide where line-of-sight is not an obstacle. For example, we possess over 1,750 MHz of area-wide spectrum in the New York City metropolitan area.

Our Winstar division uses area-wide spectrum in the 38.6-40.0 GHz (39 GHz) or 28 GHz LMDS bands to provide wireless connectivity. We also hold point-to-point spectrum licenses in other bands, including 2 GHz, 10 GHz, 18 GHz and 23 GHz, which are not reflected in the table below, or in the averages listed above. Old Winstar purchased its spectrum portfolio for approximately $500 million.

The following table lists spectrum holdings in our Winstar division’s top 60 markets:

Metropolitan Area	Total Capacity (MHz)	Metropolitan Area	Total Capacity (MHz)
Los Angeles	700	Cincinnati	1,000
New York City	1,750	Fort Worth	900
Chicago	900	Sacramento	400
Boston	800	San Jose	400
Philadelphia	700	Stamford	700
Washington, D.C.	800	San Antonio	700
Detroit	800	Indianapolis	700
Houston	900	Orlando	600
Atlanta	900	Columbus	600
Riverside/San Bernardino	600	Milwaukee	800
Dallas	800	Ft. Lauderdale	1,000
Minneapolis	900	Charlotte	600
San Diego	500	New Orleans	400
Long Island, NY	900	Bergen-Passaic	800
Phoenix	900	Salt Lake City	500
Orange County, CA	600	Las Vegas	500
St. Louis	900	Buffalo	800
Baltimore	800	Greensboro	700
Pittsburgh	700	Nashville	600
Seattle	800	Memphis	700
Oakland	600	Austin	600
Cleveland	700	Jacksonville	500
Tampa-St. Petersburg	1,000	West Palm Beach	800
Miami	1,000	Louisville	600
Denver	900	Fresno	200
Newark	800	White Plains	1,550
Portland, OR	700	St. Paul	900
Kansas City	800	Oakbrook, IL	900
San Francisco/Silicon Valley	600	Jersey City	800
Norfolk	600	Modesto	350

Building Access Rights

We obtain access rights to connect to buildings from building owners or managers to allow us to install antennas linking the building to our hub sites, and to permit us to access interior building collocation and riser space and existing internal building wiring. We generally pay monthly rent to the building owner or manager for these rights. As of July 31, 2002, we had approximately 3,000 provisioning-ready buildings that provide us with access to almost 100,000 businesses. We and Old Winstar have acquired access rights on a building-by-building basis and through agreements with owners of portfolios of buildings. In 2001, Old Winstar signed an agreement with the GSA allowing increased access to government buildings using a master lease standards arrangement.

Network Support

Our Winstar division’s network is monitored continuously through its network operations centers, or NOCs, located in Herndon, Virginia and Seattle, Washington. These NOCs provide us with points of contact for network monitoring, troubleshooting and dispatching repair personnel in each market. They have a wide range of network surveillance functions, including the ability to remotely receive data regarding the diagnostics, status and performance of the network. Continuous monitoring of system components by personnel at the NOCs allows us to identify network irregularities before they affect customers and to quickly react to network problems that affect customers. Each of the NOCs serves as backup for the other. This allows us to ensure full, continuous network visibility should one of the NOCs go off-line. Our Winstar division customers have the ability to report service problems to Winstar 24 hours a day, 7 days a week. In addition, we maintain a national customer service center in Newark, New Jersey.

Competition

Local Telephony Services

As a relatively recent entrant in the local telecommunications services industry, we have not achieved, and do not expect to achieve in the foreseeable future, a significant market share for any of our Winstar division’s services because the ILECs have (i) long standing relationships with their customers; (ii) financial, technical and marketing resources substantially greater than we do; and (iii) the benefit of certain existing regulations that favor the ILECs over us in certain respects.

We also expect to face competition from other current and potential market entrants, including interexchange (long distance) carriers such as AT&T, MCI and Sprint, seeking to enter, re-enter or expand entry into the local exchange market. A continuing trend toward consolidation of telecommunications companies and the formation of strategic alliances within the telecommunications industry, as well as the development of new technologies, could also give rise to significant new competitors.

Enhanced Services

We compete with a variety of enhanced service companies. Enhanced services markets are highly competitive, and we expect that competition will continue to intensify. Our competitors in these markets include Internet service providers, web-based communications service providers and other telecommunications companies, including the major interexchange carriers, ILECs, CLECs and wireless carriers.

IDT MEDIA

In March 2002, our wholly owned subsidiary, IDT Ventures, Inc., was renamed IDT Media, Inc., reflecting its focus on opportunities within the media industry. This renaming followed our October 2001 purchase of Sports Final Radio Network, a radio programming and syndication network that operates under the Talk America Radio Network name, and set the stage for our July 2002 acquisition of WMET 1150 AM, a talk radio station serving the Washington, D.C. metropolitan area. In March 2002, Mitch Burg, who has over 25 years of media and marketing experience, was named CEO of IDT Media, heading up a management team which oversees the operations of each of the entities held by IDT Media.

During Fiscal 2002, the companies in our Media division generated an aggregate of $21.3 million in revenues, resulting in an operating loss of $20.9 million, excluding the impairment charge of $111.1 million resulting from the writedown of TyCom’s assets as described below.

In pursuing media opportunities, we seek to diversify into areas of the communications market where we believe we can acquire assets at attractive prices, while attempting to leverage our existing telecommunication expertise to develop niche products and services.

In Fiscal 2003, we intend to continue the expansion of our radio syndication business and capitalize on new opportunities in the media industry as they arise.

Our Media division comprises four primary business lines: radio, 3-D animation, brochure distribution and call center services.

Radio

In October 2001, we purchased Sports Final Radio Network, Inc., a radio programming and syndication network operating under the Talk America Radio Network name. Many radio stations do not create their own programming, but seek programming from program syndicators, that develop programming which is provided by the syndicator to the station on a barter basis. This means that the syndicator allows the station to play a program in return for the right to sell a certain amount of the inventory of the advertising minutes during the duration of the program.

Talk America produces radio programs and makes them available to radio stations across the nation. Talk America earns revenues by agreeing with radio stations to broadcast its programming, and then by selling a portion of the time on those programs to advertisers. Currently, Talk America has over 1,000 affiliates and employs an affiliate-relations staff to market its programming to radio stations and salespeople to sell advertising. Additionally, Talk America contracts with Dial-Global Communications, a national advertising firm, which sells its advertising to national advertisers. Talk America also contracts with radio hosts to provide programming.

Since our acquisition of Talk America, we have hired a lineup of radio personalities including Bruce Williams and Barry Farber, recently selected number six and number nine all-time radio hosts, respectively, by Talker’s Magazine. Talk America also hired veteran broadcaster Mort Crim and added original programming with national “Helpful Hints” personality Heloise and lecturer and author Shmuley Boteach.

In July 2002, we acquired WMET 1150 AM, a talk radio station serving the Washington, D.C. metropolitan area, the nation’s eighth-largest media market. We expect WMET to serve as a platform for showcasing Talk America’s original programming. When acquired, WMET had a 1,000-watt signal, giving it a moderate power level and geographic reach. WMET possesses a construction permit from the FCC allowing it to increase its daytime signal to 50,000 watts, a signal strength that would offer coverage to the entire metropolitan Washington, D.C. area and beyond. We intend to move ahead with the increase of WMET’s daytime signal to 50,000 watts, subject to modifying or replacing the existing construction permit, which expires on December 14, 2002. WMET’s weekday programming derives largely from Talk America’s syndicated programs.

The recent economic downturn has forced many radio and other media companies to make strategic divestments of select assets in order to reduce debt, and a soft advertising market has reduced advertising revenues and has forced radio networks, particularly mid-sized station groups, to begin to sell stations, often at what we believe are attractive prices. There are signs that advertising revenues are beginning to rebound. Earlier this year, the Radio Advertising Bureau reported that January radio revenues increased from those of the prior year, the first such improvement since late 2000. In addition, the FCC’s recent endorsement of digital radio technology will, we believe, enhance radio quality, increasing listenership and profitability. Accordingly, we believe that our entry into radio has been well timed, enabling us to take advantage of a dip in prices while positioning ourselves to benefit from a strengthening advertising market and new technologies.

In Fiscal 2003, we intend to continue to build Talk America into a top-tier programming and syndication network featuring well-known hosts and personalities.

Digital Production Solutions

Our 55%-owned subsidiary Digital Production Solutions, or DPS, is a November 2001 start-up that has developed a proprietary process that allows it to produce 3-D animation at 2-D prices. DPS’ proprietary Global Animation Studio enables several pre-qualified 3-D animators around the world, networked together through a series of patent-pending protocols, to act, in effect, as a single studio under the control of a producer. We believe that using the Global Animation Studio network can enable users to realize achieve significant production cost savings.

DPS offers producers turnkey solutions for production planning, production management and postproduction. DPS produced the “Subway Race to the Stadium” big screen attraction for the New York Yankees and is currently producing a 26-episode run of the European and Canadian children’s animated series “Monster By Mistake” under an agreement with CCI Entertainment, Ltd. DPS also recently began production under an agreement with Cartoon Pizza, a U.S.-based provider of children’s entertainment, to produce an animated children’s series named “Monster Monster Trucks.”

CTM Brochure Display

With over 2,000 clients and more than 8,000 display racks in over 25 states and provinces, CTM Brochure Display is a major distributor of travel and entertainment brochures in the Eastern United States and Canada. CTM intends to increase revenues and profits in Fiscal 2003 by entering new sectors such as airport lounges, by growing its profit margin through reduction of operational expenses, and by pursuing acquisitions of additional companies in this market.

Call Center Services

Our customers generate approximately five million calls per day to our automated Integrated Voice Response system. Most of these calls are generated by buyers of our more than 180 individually branded calling cards, each targeting a different geographic destination, and each with a recurring volume of daily calls. Our Call Center Services operation can place targeted promotional offers or advertising messages on the automated voice response system. By combining the knowledge of our customer demographic with the steady daily call volume of our individual card brands, we can effectively tailor a program to deliver the number of inquiries that an advertiser seeks to achieve. Currently we have agreements with financial services providers, publishers and purveyors of Spanish-language materials.

TyCom IRUs

Under the terms of a settlement with TyCom Ltd., TyCom granted to us, free of charge, certain exclusive rights to use capacity on the transAtlantic and transPacific segments of TyCom’s global undersea fiber optic network, referred to as the TyCom Global Network, which TyCom is deploying. We have the rights to exclusive indefeasible rights to use two 10 Gb/s wavelengths on the transAtlantic segment of the TyCom Global

Network (which we have been informed has been deployed) and two 10 Gb/s wavelengths on the transPacific segment of the network (which we believe is still under development) for 15 years from the applicable handover dates.

Operation, administration and maintenance for the wavelengths used by us will be provided by TyCom free of charge for a 15-year period after the relevant handover date. TyCom has also granted us certain rights to resell any unused capacity on the wavelengths through TyCom as its sole and exclusive agent. In addition, we will also have the option, exercisable at least annually, to convert the available capacity on our wavelengths to available equivalent capacity on another portion of the TyCom Global Network.

At this time we do not anticipate making use of the TyCom IRUs in the near term. We make our decisions on the purchase or lease of capacity based upon market conditions. We weigh the cost of putting so-called “dark” fiber into service and maintaining the fiber against the costs of leasing capacity as needed. We will continue to evaluate the relative costs in determining whether to make use of the TyCom IRUs.

NET2PHONE

Net2Phone is a separate public company whose common stock is quoted on the NASDAQ National Market under the symbol NTOP. Net2Phone is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. On or about October 29, 2002, we expect that Net2Phone will file an Annual Report on Form 10-K with respect to its fiscal year ended July 31, 2002. Set forth below is a brief description of the business of Net2Phone. For further information with respect to Net2Phone, reference may be made to its Annual Report on Form 10-K and to prior and subsequent reports and other information filed by Net2Phone from time to time with the Securities and Exchange Commission. None of such reports or information is incorporated into this report and such reports and information do not form a part of this report.

NTOP Holdings LLC (of which we are the managing member) owns 28,896,750 shares of Class A common stock of Net2Phone. As of July 31, 2002, this holding represented approximately 46% of Net2Phone’s outstanding equity and approximately 63% of the total voting power of Net2Phone’s outstanding equity. The effective percentage held by each of the members of NTOP Holdings, including us, varies based on the market price for Net2Phone’s common stock and other factors. As of July 31, 2002, based on the market value of Net2Phone’s common stock in the fourth quarter of Fiscal 2002, we held a theoretical effective economic interest in Net2Phone of approximately 19.2%.

We serve as the managing member of NTOP Holdings and have the right to appoint a majority of its board of managers. The board of managers directs the voting of all Net2Phone shares held by NTOP Holdings, thereby giving us effective control over the voting of the Net2Phone shares (but not their disposition, which requires consent of the members ) held by NTOP Holdings.

Net2Phone is a provider of Voice over Internet Protocol, or VoIP, telephony products and services. Net2Phone began operations in 1995 as our division, and was incorporated in Delaware as a separate subsidiary in October 1997. Net2Phone introduced its flagship product, the personal computer to telephone, or PC2phone, service, in 1996, which allows its end users to transmit voice communications over data networks, such as the Internet, in conjunction with public switched telephone networks. Net2Phone utilizes its VoIP technology to transmit digital voice communications over the Internet and other data networks. Since the introduction of its PC2phone service, Net2Phone has leveraged its VoIP technology and its ability to bridge VoIP networks with switched networks to allow end users to send voice communications via telephone, computer or other calling device virtually anywhere in the world.

The majority of Net2Phone’s revenues comes from the sale of voice minutes over its data networks. Currently, Net2Phone has divided its business into three units, each focused on a different market for those minutes: (1) International Communications Services; (2) Domestic Retail Services; and (3) Broadband Telephony Solutions. The International Communications Services group, or ICS, is responsible for the sale of international long distance solutions utilizing VoIP technology. ICS, in turn, is comprised of three divisions: (a) Channel Sales and Distribution; (b) Carrier Services; and (c) Direct to Consumer services. Net2Phone’s Domestic Retail Services group sells VoIP minutes via both disposable and rechargeable calling cards to U.S. consumers. Net2Phone’s Broadband Telephony Solutions group is able to provide cable operators with a fully outsourced end-to-end telecommunications solution utilizing existing high speed cable data networks and the “last mile” access into consumers’ homes provided by cable operators via cable modems.

In Fiscal 2002, Net2Phone generated $137.9 million of revenues and $258.5 million in losses from operations. The financial information of Net2Phone is not consolidated with our financial information for Fiscal 2001 and Fiscal 2002, but will be consolidated with our financial information in Fiscal 2003.

REGULATION

Regulation in the United States

Our Winstar subsidiaries are certificated to provide facilities-based and/or resold competitive local and long distance service in 49 states and the District of Columbia. Certain of our other subsidiaries are certificated to provide facilities-based and/or resold long distance service in all 50 states and are currently seeking authorization to provide local exchange service in select markets. The local and long distance telecommunications services we provide are regulated by federal, state, and, to some extent, local government authorities. The FCC has jurisdiction over all telecommunications common carriers to the extent they provide interstate or international communications services. Each state regulatory commission has jurisdiction over the same carriers with respect to their provision of intrastate local and long distance communications services. Local governments often indirectly regulate aspects of our communications business by imposing zoning requirements, permit or right-of-way procedures or franchise fees. The FCC and the International Telecommunications Union, or ITU, set certain parameters on our domestic spectrum use. Significant changes to the regulations imposed by any of these regulators could have a material adverse effect on our business, operating results and financial condition.

In recent years, the regulation of the telecommunications industry has been in a state of flux as the U.S. Congress and various state legislatures have passed laws seeking to foster greater competition in telecommunications markets. Most significantly, the Telecommunications Act of 1996 eliminated many of the pre-existing barriers to competition in the U.S. telecommunications business, including preemption of many of the non-federal barriers to local service competition that previously existed in state and local laws and regulations, and set basic standards for relationships between telecommunications providers. The Telecommunications Act required ILECs to provide nondiscriminatory access and interconnection to potential competitors. In addition, the Telecommunications Act allows the RBOCs, once certain thresholds are met, to enter the long distance market within their own local service regions.

The FCC and state utility commissions have adopted many new rules to implement the Telecommunications Act and state legislation to encourage competition. These changes, many of which are still being implemented, have created new opportunities and challenges for our competitors and us. The following summary of regulatory developments and legislation is intended to describe the most important, but not all, present and proposed international, federal, state and local regulations and legislation affecting the U.S. telecommunications industry. Some of these and other existing federal and state regulations are the subject of judicial proceedings and legislative and administrative proposals that could change, in varying degrees, the manner in which this industry operates. We cannot predict the outcome of any of these proceedings or their impact on the telecommunications industry at this time. Some of these future legislative, regulatory or judicial changes may have a material adverse impact on our business.

Regulation by the Federal Communications Commission – Domestic Telecommunications Services

The FCC has jurisdiction over all U.S. telecommunications common carriers to the extent they provide interstate or international communications services, including the use of our local networks to originate or terminate such services. The FCC also has jurisdiction over certain issues relating to interconnection between providers of local exchange service. Our acquisition of Winstar and the contemplated entry of certain of our subsidiaries into the local exchange market ensures that, in the future, the FCC’s policies on the local exchange market will have a greater impact on us than they have had in previous years. The FCC’s current and future policies could have a material adverse effect on our business, operating results and financial condition.

Detariffing

In accordance with an FCC order, referred to as the Detariffing Order, that eliminated the requirement that non-dominant interstate carriers such as us maintain tariffs on file with the FCC for domestic interstate services, effective July 31, 2001, we withdrew our FCC interstate interexchange service tariff and placed its rates, terms and conditions for domestic interstate services on its website. We concurrently notified our subscribers of our compliance with the Detariffing Order. In compliance with a subsequent FCC order, our Telecom division detariffed its international services effective July 31, 2001 and our Winstar division detariffed its international services effective January 28, 2002. Although our rates, terms and conditions for interstate and international services are no longer regulated, we remain subject to the FCC’s general requirements that rates must be just and reasonable, and not unreasonably discriminatory, and are also subject to the FCC’s jurisdiction over complaints regarding our services. Moreover, the detariffing of domestic interstate and international services may pose additional risks for us because it will no longer have the benefit of the “filed rate doctrine.” This doctrine enabled us to bind our customers to the terms and conditions of the tariff without having each customer sign a written contract and enabled us to change rates and services on one day’s notice. Since the rates and terms of service are no longer tariffed, we may be subjected to increased risk of claims from customers involving terms of service and rates that could impact our financial operations.

Universal Service

In 1997, the FCC issued an order, referred to as the Universal Service Order, to implement the provisions of the Telecommunications Act relating to the preservation and advancement of universal telephone service. The Universal Service Order requires all telecommunications carriers providing interstate telecommunications services to periodically contribute to universal support programs administered by the FCC, including subsidies for (i) telecommunications and information services for schools and libraries, (ii) telecommunications and information services for rural health care providers, (iii) the provision of basic telephone service in regions characterized by high telecommunications costs and low income levels, and (iv) interstate common line support (the “Universal Service Funds”). The periodic contribution requirements to the Universal Service Funds under the Universal Service Order are measured and assessed based on the total subsidy funding needs and each contributor’s percentage of the total of certain interstate and international end user telecommunications revenues reported to the FCC by all telecommunications carriers, which we measure and report in accordance with the legislative rules adopted by the FCC. The contribution rate factors are redetermined quarterly and carriers, including us, are billed for their contribution requirements each month. In addition to the FCC universal service support mechanisms, state regulatory agencies also operate parallel universal service support systems. Many state regulatory agencies have instituted proceedings to revise their universal support mechanisms to make them consistent with the requirements of the Telecommunications Act. As a result, we are subject to state, as well as federal, universal service support contribution requirements, which vary from state to state. If a federal or state regulatory body determines that we have incorrectly calculated and/or remitted any universal service fund contribution, we could be subject to the assessment and collection of past due remittances as well as interest and penalties thereon.

Over the past year, the FCC has increased the Universal Service Fund contribution percentage from 6.9187% in the fourth quarter of 2001 to 7.2805% for the fourth quarter of 2002. In addition, over the past year, the FCC has made four rule changes that affect our contribution to the Universal Service Fund. First, the FCC has created a new universal service mechanism to help local exchange carriers recover shortfalls between the allowed common line revenues of rate-of-return carriers and their subscriber line charge revenues. The new mechanism, called interstate common line support, will replace the implicit support mechanism inherent in the carrier common line charges currently borne by us and recovered through long distance charges to retail customers. Second, the FCC has acted to conform its rules to the decision of the U.S. Court of Appeals for the Fifth Circuit in COMSAT Corp. v. FCC, which prohibited local exchange carriers from recovering their universal service support mechanism contributions from access charges to interexchange carriers, such as us. Third, the FCC modified the universal service contribution base to exclude universal service contribution revenues obtained from end users from the contribution base. Fourth, the FCC increased the domestic contribution threshold for providers of international telecommunications from 8% to 12%, thereby excluding the domestic revenues of certain international carriers from the aggregate contribution base, which effectively increases the contribution obligations of carriers whose revenues are not so excluded. As a result of these changes, the increases to the contribution percentage and an increase in the our revenue, the basis upon which our Universal Service Fund payments are made has changed and the total amount of contributions made has increased.

There are three proposals currently being reviewed by the FCC that have the potential to significantly alter our contribution obligations under the Universal Service Order. The first FCC proposal relates to the universal service support mechanism established in 1999 for non-rural carriers based on forward-looking economic costs, which was challenged before the U.S. Court of Appeals for the Tenth Circuit. In July 2001 the Tenth Circuit remanded the matter to the FCC for reconsideration and additional review, and in February 2002, the FCC issued a notice of proposed rulemaking and order seeking additional comments. The second FCC proposal would fundamentally alter the basis upon which our Universal Service Fund contributions are determined and the means by which such contributions may be recovered from our customers, changing from a revenue percentage measurement to a line or customer number measurement. The FCC originally made this proposal in May 2001 and in February 2002, the FCC solicited more focused comments on this proposal, which could adversely affect our costs, our ability to separately list Universal Service Order contributions on end-user bills, and our ability to collect these fees from our customers, which would have a material adverse effect upon us. The third FCC proposal, which was made in February 2002, solicited comment on the FCC’s formal review of the universal service contribution requirements imposed on wireline and other broadband Internet access services and the impact that changes to those requirements would have on the contribution obligations of other telecommunications service providers, such as us.

Based on the foregoing, the application and effect of the Universal Service Fund requirements (and comparable state contribution requirements) on the telecommunications industry generally and on certain of our business activities cannot be definitively ascertained at this time.

The RBOCs’ Entry into the Long Distance Market

The Telecommunications Act permitted the RBOCs (Verizon, SBC, Qwest, and BellSouth) to provide long distance services outside their local service regions immediately, and permits them to provide in-region long distance service upon demonstrating to the FCC that they have adhered to Telecommunication Act’s Section 271 14-point competitive checklist. The FCC must also find that granting the application would be in the “public interest.”

The RBOCs typically seek approval from state public utility commissions prior to filing an application for Section 271 relief before the FCC. The RBOCs can file an application with the FCC for Section 271 relief regardless of the outcome of the state’s review. Based on its review as well as recommendations from the U.S. Department of Justice and the involved state public utility commission, the FCC then either approves or denies the application.

The FCC granted the first application for Section 271 relief in December 1999, and since that time, the FCC has not rejected any Section 271 application submitted by any RBOC, although several applications have been withdrawn after being submitted. To date, the FCC has approved Section 271 applications for each RBOC as follows: (1) for Verizon—New York, Massachusetts, Pennsylvania, Connecticut, Rhode Island, Vermont, Maine,

New Jersey, New Hampshire and Delaware; (2) for SBC—Texas, Kansas, Oklahoma, Missouri, and Arkansas; and (3) for BellSouth—Georgia, Louisiana, Alabama, Kentucky, Mississippi, North Carolina and South Carolina. Currently (as of October 1, 2002) pending before the FCC are Section 271 applications by Verizon for Virginia, by BellSouth for Tennessee and Florida, by SBC for California, and by Qwest for Colorado, Idaho, Iowa, Montana, Nebraska, North Dakota, Utah, Washington and Wyoming.

Several state public utility commissions (including, among others, Arizona, Florida, Illinois, Maryland, Michigan and Minnesota) have proceedings underway in association with anticipated Section 271 applications. While we cannot predict the outcome of any Section 271 or corresponding statute applications before the FCC or any individual state, we expect the RBOCs to file applications for long distance authority in most of the remaining states in 2002 and 2003 and that the FCC will grant many, if not most or all, of those applications.

It is generally expected that competition for long-distance services will increase as the RBOCs continue to enter the market. Section 271 entry permits the RBOCs to offer a bundle of local, long-distance and enhanced services comparable to our planned services and therefore could increase competition and harm our business. In addition, upon receiving approval to provide long distance services, we believe that a RBOC may lose the incentive it had previously to rapidly implement the interconnection provisions of the Telecommunications Act in order to obtain in-region long distance authority. Although the RBOCs will remain subject to a legal obligation to comply with those provisions, our ability to obtain adequate access to unbundled network elements and other facilities on a timely basis could be negatively affected, and therefore our business could be harmed.

Interconnection and Unbundled Network Elements

The Telecommunications Act requires ILECs to allow competitors to interconnect with their networks in a nondiscriminatory manner at any technically feasible point on their networks at cost-based prices, which are more favorable than past pricing based on the historic regulated costs of the ILEC. In May 2002, the U.S. Supreme Court upheld the FCC’s 1996 “Local Competition Order,” in which it adopted an incremental cost-based pricing model to be used by state public utility commissions in setting rates at which the ILECs must lease unbundled network elements, or UNEs, to us and other competitive carriers. The Court also upheld FCC rules that require ILECs to lease combined network elements which new entrants are unable to combine themselves. However, the U.S. Court of Appeals for the D.C. Circuit subsequently remanded the FCC’s nationwide list of UNEs subject to mandatory unbundling, inviting a market-by-market determination by the FCC whether unbundled access to each of these network elements was necessary so as not to impair entry by competitive telephone companies consistent with the Telecommunications Act. The FCC is expected to announce its response to the Court of Appeals’ remand order in late 2002 or early 2003. This decision relates primarily to ILEC-provided network facilities, which comprise approximately 38% of Winstar’s government contract business. If the FCC eliminates or restricts the obligation of ILECs to unbundle particular network elements, such as local switching, we and Winstar may have to reconfigure existing services and revise business plans for new markets; such changes in regulation may have a material adverse effect on our ability to compete profitably in some segments of the local exchange market.

Pursuant to the Local Competition Order, we negotiate each interconnection arrangement with the relevant ILEC. As is currently common with competitive carriers, a substantial number of our interconnection agreements with ILECs will expire in the near future and must be re-negotiated. Each of these agreements provides for a holdover that continues the agreement on its current terms pending renegotiation. If the negotiation process does not result in interconnection terms that are acceptable to us, we can petition to arbitrate disputed issues or choose to “opt in” to another carrier’s agreement, thereby having our interconnection relationship governed under the same terms as those agreed to by the ILEC and another carrier. With regard to ILEC unbundled network elements, we expect that a majority of Winstar’s future customers will be served over our network, with only limited reliance on ILEC facilities (as compared to non-facilities-based CLECs). Certain of our subsidiaries, if they enter the local telephone market, will likely rely more on access to ILEC facilities. In cases where the use of ILEC facilities may be necessary, FCC orders limiting the costs that ILECs may impose on collocation and restrictions concerning equipment type and location represent improvements. Also, a recent judicial decision reinstating and clarifying FCC rules mandating the availability of both new as well as converted transmission line combinations for specific types of dedicated circuits are expected to reduce the costs of providing such services over time.

Access Charges

As a long distance provider, we remit access fees directly to local exchange carriers or indirectly to our underlying long distance carriers for the origination and termination of our long distance telecommunications traffic. Generally, intrastate access charges are higher than interstate access charges. Therefore, to the degree access charges increase or a greater percentage of our long distance traffic is intrastate, our costs of providing long distance services will increase. As a local exchange provider, we bill long distance providers access charges for the origination and termination of those providers’ long distance calls. Accordingly, as opposed to our long distance business, our local exchange business benefits from the receipt of intrastate and interstate long distance traffic. As an entity that collects and remits access charges, we have implemented certain systems designed to ensure that we properly track and record the jurisdiction of its telecommunications traffic and remits or collects access charges accordingly. The result of any changes to the existing regulatory scheme for access charges or a determination that our systems inadequately or improperly record the jurisdiction of its telecommunications traffic could have a substantial and material adverse effect on our business.

The FCC has made major changes in the interstate access charge structure. On May 31, 2000, the FCC issued an order adopting access charge reform measures based on a proposal from an industry coalition referred to as CALLS that included some major long distance carriers, most RBOCs, and GTE. This proposal lowers collective interstate access charges by local exchange carriers subject to price cap regulation by $3.2 billion and ends certain charges paid by interexchange carriers. As part of the proposal, AT&T and Sprint agreed to pass through access charge savings to customers. The order, which was largely upheld by the U.S. Court of Appeals for the Fifth Circuit, has reduced access charges for interexchange carriers and we may face increased competition to lower our prices for long distance services.

Our costs of providing long distance services are also affected by changes in access charge rates imposed by CLECs. On April 27, 2001, the FCC released an order lowering the rates CLECs can charge long distance carriers for origination and termination of calls over the local facilities. Under the order, these rates will be further reduced in the future. As a result of the order, access charges will decrease for interexchange carriers and we may face increased competition to lower its prices for long distance services. AT&T and Sprint have appealed the FCC’s April 2001 CLEC Access Charge Order before the U.S. Circuit Court for the District of Columbia, arguing that the FCC’s benchmark rates are too high and that competitive local exchange carriers should be required to provide interstate switched access services at the competing ILEC immediately. Three CLECs have also appealed the FCC decision, and several CLECs have sought reconsideration or clarification of the FCC’s decision. These appeals and reconsiderations are all pending. The outcome of any of these determinations could have a significant and material impact on our competitive local exchange services. In particular, if AT&T and Sprint are successful in requiring CLECs, including us, to charge the competing ILEC rate for interstate switched access services immediately, it would have a substantial and material adverse effect on our competitive local exchange business.

In April 2001, the FCC released a Notice of Proposed Rulemaking in which it proposed a “fundamental re-examination of all currently regulated forms of intercarrier compensation.” The FCC proposed that carriers transport and terminate local traffic on a bill-and-keep basis, rather than per minute reciprocal compensation charges. The FCC regards the CALLS Order and the CLEC Access Charge Order as well as its reciprocal compensation rules to be “transitional intercarrier compensation regimes.” After completion of that transition approximately three years from now, a new interstate intercarrier compensation regime based upon bill-and-keep or another alternative may be in place. Because we both make payments to and receive payments from other carriers for exchange of local and long distance calls, at this time we cannot predict the effect that the FCC’s determination may have upon our business.

Reciprocal Compensation

Reciprocal compensation is the arrangement under which local telecommunications carriers compensate each other for terminating local calls made by their customers. The Telecommunications Act requires ILECs and CLECs to complete calls originated by competing carriers under reciprocal arrangements at prices based on a reasonable approximation of cost, or through the mutual exchange of traffic without explicit payments (called “bill and keep”). An issue has arisen regarding the treatment of local dial-up calls to Internet service providers, or ISPs, with regard to reciprocal compensation. Because the average length of these dial-up calls is much longer than that of voice calls, the amount of traffic terminated by the ISP’s carrier, which is often a CLEC, can greatly exceed that of the Internet user’s carrier, which is typically the ILEC. This can represent significant revenues to the terminating CLEC. The FCC’s 2001 Intercarrier Compensation Order reclassified ILEC-terminated local traffic exceeding a 3 to 1 ratio relative to CLEC-terminated traffic as ISP-bound traffic ineligible for reciprocal compensation. Beyond reciprocal compensation due for local traffic, the FCC established a transitional framework continuing the CLECs’ right to receive intercarrier compensation for ISP-bound traffic at diminishing rates sunsetting in 2003, allowing for some growth. The D.C. Circuit Court of Appeals recently remanded (without vacating) the FCC’s classification of ISP-bound traffic as non-local, rejecting the FCC’s statutory basis for this classification but inviting an alternative rationale. Currently, carriers remain obliged to pay reciprocal compensation for local traffic and intercarrier compensation for ISP-bound traffic according to the Intercarrier Compensation Order.

Pending the FCC’s response to the Court’s order requiring a legally valid rationale for the classification of ISP-bound traffic, decisions by many state public utility commissions which had previously determined that dial-up ISP traffic is eligible for intercarrier compensation remain legally valid, although subject to reversal as a consequence of either FCC or state public utility commissions determinations. Several ILECs have requested that state regulators reverse their prior rulings in this area. It is unclear how the FCC and state proceedings will conclude. In light of the limited revenues we receive from reciprocal compensation for ISP traffic, we do not expect the resolution of this issue to have a material impact on our operations.

Slamming

A customer’s choice of local or long distance telecommunications company is encoded in a customer record, which is used to route the customer’s calls so that the customer is served and billed by the desired company. A user may change service providers at any time, but the FCC and some states regulate this process and require that specific procedures be followed. When these procedures are not followed, particularly if the change is unauthorized or fraudulent, the process is known as “slamming.” Slamming has been addressed in detail by Congress in the Telecommunications Act, by some state legislatures, and by the FCC in recent orders. The FCC has levied substantial fines for slamming. The risk of financial damage, in the form of fines, penalties and legal fees and costs, and to business reputation from slamming is significant. Even one slamming complaint could cause extensive litigation expenses for us. We are also subject to state rules and regulations regarding slamming, cramming, and other consumer protection regulation. We have implemented internal procedures designed to ensure that our new subscribers are switched to us in accordance with state and Federal regulations. Because of the large volume of service orders processed by us, however, it is possible that some unauthorized carrier changes may be processed inadvertently, and we cannot assure you that we will not be subject to slamming complaints.

Network Information

FCC rules protect the privacy of certain information about telecommunications customers that a telecommunications carrier such as IDT acquires by providing telecommunications services to such customers. Such protected information, known as Customer Proprietary Network Information, or CPNI, includes information related to the quantity, technological configuration, type, destination and the amount of use of a telecommunications service. The FCC’s original rules prevented a carrier from using CPNI acquired through one of its offerings of a telecommunications service to market certain other services without the express approval of the affected customer (a so-called “opt-in” approach). The U.S. Court of Appeals for the Tenth Circuit overturned a portion of the FCC’s rules regarding the use and protection of CPNI.

In July 2002, the FCC reinstated most of its original rules in response to the Tenth Circuit decision, and revised its “opt-in” rules in a manner that limits the ability of us to use the CPNI of our subscribers without first engaging in extensive customer service processes and record keeping. These burdens could result in significant administrative expense to us in modifying internal customer systems to meet these requirements.

Improper Marketing Activities

Providers of communications services are subject to intensified regulatory scrutiny for marketing activities that result in alleged unauthorized switching of customers from one service provider to another. The FCC and a number of state authorities have adopted stringent regulations to curtail the intentional or erroneous switching of customers without proper authorization and verification, which include, among other things, the imposition of fines, penalties and possible operating restrictions on entities which engage or have engaged in unauthorized switching activities. The FCC is presently reviewing its rules on telemarketing, and is considering, among other consumer protection measures, the introduction of a national Do-Not-Call List. We have implemented internal procedures designed to ensure that our marketing activities are in accordance with state and Federal regulations. Any new or increased consumer protection guidelines could result in significant administrative expense to us in modifying internal customer systems to meet these requirements.

Regulation of Internet Service Providers

To date the FCC has treated ISPs as “enhanced service providers” exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contributions to the Universal Service Fund. Nevertheless, regulations governing disclosure of confidential communications, copyright, excise tax and other requirements may apply to our Internet access services and future regulations may be imposed by state, federal or foreign governments. Also, Congress has passed a number of laws that concern the Internet, principally directed toward Internet users. Generally, these laws provide liability limitations for Internet service providers and hosting companies that do not knowingly engage in unlawful activity. We have guidelines in place to comply with this legislation and do not anticipate that compliance will have an adverse impact on us. Congress is actively considering a variety of Internet regulation bills, some of which, if signed into law, could impose obligations on us to police the Internet activities of our customers.

Telephone Numbering

The FCC oversees the administration and the assignment of local telephone numbers, an important asset to voice carriers, by Neustar, Inc., in its capacity as North American Numbering Plan Administrator. Extensive FCC regulations govern telephone numbering, area code designation and dialing procedures, among other things. Since 1996, the FCC has permitted businesses and residential customers to retain their telephone numbers when changing local phone companies (referred to as Local Number Portability). The availability of number portability is important to competitive carriers like Winstar, since customers, especially businesses, may be less likely to switch to a competitive carrier if they cannot retain their existing telephone numbers. The FCC and state regulators have been working with industry groups and companies, including Winstar, to address potential problems stemming from the depletion in certain markets of the pool of telephone numbers which the communications companies can make available to their customers. If a sufficient amount of telephone numbers is not available to us in the market, our operations in that market may be adversely affected or we may be unable to enter that market until sufficient numbers become available. However, the recent failure of a number of CLECs seems to have reduced the demand for new blocks of telephone numbers and the resulting risk of depletion, at least in the short term.

Dial Around Compensation

The Telecommunications Act requires long-distance companies to pay compensation to the owners of payphones for toll-free calls and certain other “dial-around” calls originating from payphones. The FCC has set the compensation rate at 24 cents per call, but currently is seeking comments on a petition to increase the rate to approximately 48 cents. We pay dial-around compensation for our calling card calls. If the FCC grants the petition in whole or in part, our dial-around compensation costs will increase and our calling cards will be less viable in the marketplace. Therefore, the outcome of the FCC’s proceeding could have a material adverse effect on our calling card business.

Taxes and Regulatory Fees

We are subject to numerous local, state and federal taxes and regulatory fees, including, but not limited to, the Federal excise tax, FCC regulatory fee and numerous public utility commission regulatory fees. We have procedures in place to ensure that we properly collect taxes and fees from our customers and remit such taxes and fees to the appropriate entity pursuant to applicable law and/or regulation. If our collection procedures prove to be insufficient or if a taxing or regulatory authority determines that our remittances were inadequate, we could be required to make additional payments, which could have a material adverse effect on our business.

Regulation of Spectrum

The FCC regulates the grant, renewal and administration of spectrum licenses in the United States. The FCC and the ITU also regulate a variety of spectrum interference, coordination, and power emission standards and authorizations. Winstar holds certain spectrum licenses and provide service over that spectrum. Some significant areas of regulation include:

Assignment of Spectrum Licenses to Winstar

On April 17, 2002, the FCC granted approval for the assignment of more than 1,200 spectrum licenses from Old Winstar to Winstar. On June 14, 2002, Winstar notified the FCC that it had consummated the assignment of all but 15 of the licenses. Those 15 licenses, located in the LMDS (28 GHz and 31 GHz) bands were originally acquired by Old Winstar through an FCC auction, and Old Winstar availed itself of a 25% bidding credit offered by the FCC. As a condition to granting approval for the assignment of these 15 LMDS licenses to Winstar, the FCC required a partial repayment of that bidding credit granted to Old Winstar which, according to the FCC, is $8.9 million. Old Winstar is currently contesting the payment and the deadline for consummating the assignment grant was October 14, 2002. On October 11, 2002, Winstar filed a request with the FCC seeking an extension of the consummation deadline until April 2003, because the failure of a bankrupt entity (Old Winstar) to make its unjust enrichment payment presents an unusual problem to the license purchaser (Winstar). Additionally, Winstar continues to explore other options with Old Winstar and the FCC. The extension request to the FCC remains pending as of October 28, 2002.

Renewal of 38 GHz and LMDS Licenses

Most of Winstar’s area-wide 39 GHz licenses possess a 10-year term expiring on October 18, 2010. Our remaining 39 GHz licenses expire at various times between November 2006 and March 2010. Winstar’s New York City LMDS license expires in August 2008. In other radio services, the FCC has historically renewed licenses as a matter of course, and 50 Winstar 39 GHz licenses were renewed last year. Another 26 renewal applications for mostly smaller area 39 GHz licenses remain pending. The FCC’s stated policy for renewal of licenses in these bands is that licensees will have a renewal expectancy if they demonstrate substantial service during the initial license periods. We believe that our significant and continuing investment in the development of our national telecommunications business and infrastructure along with our ongoing operations will be sufficient to demonstrate substantial service for our licenses and that the FCC will renew such licenses. However, the FCC’s application of substantial service criteria cannot be predicted and we cannot assure you that the FCC will renew all of our licenses. A failure by the FCC to renew our licenses in major markets could have a material adverse effect on us.

Proposals from Satellite Operators

We operate primarily in the 38.6 to 40.0 GHz (39 GHz) spectrum band. Several major U.S. satellite companies have made repeated proposals to the FCC to allow commercial satellite systems to operate within that band in the United States. In addition, in September 1999, the National Telecommunications and Information Administration, or NTIA, notified the FCC that the Department of Defense, or DoD, may wish to use the 39.5 to 40.0 GHz portion of the band for a future satellite system.

The FCC has designated the 39 GHz band for exclusive primary non-governmental use to terrestrial fixed services and has to date declined to propose rules that would accommodate the satellite companies’ desire to develop future systems utilizing this spectrum on a shared basis. Proceedings on this matter are still pending at the FCC. Satellite companies’ applications for licenses remain pending. If satellite transmissions were allowed in the 39 GHz band, as proposed by many of the satellite companies or the DoD, their transmissions could adversely affect our operations by creating interference or causing the FCC to limit our transmissions in some way.

Pursuant to an international agreement to which the United States is a signatory, the 39 GHz band is allocated on a co-primary basis to terrestrial fixed wireless and fixed satellite services. We are party to various international proceedings related to the use of 39 GHz and other spectrum inside and outside of the United States, including the World Radio Conference (WRC-2000), which was held in Istanbul, Turkey during the summer of 2000. At WRC-2000, members of the ITU adopted a resolution that encourages favorable operating conditions for fixed wireless services relative to satellite operations in the 37.5 to 40.0 GHz bands. The resolution, however, requested additional study of these operating conditions. Some of these studies recommend that power limits in an existing table of the International Radio Regulations, which provide somewhat more favorable operating conditions to proposed satellite providers, be retained at the 2003 World Radio Conference in Geneva, Switzerland. The FCC and the Canadian regulatory body, Industry Canada, have signed an agreement to protect the fixed service in the band 37.5–40.0 GHz by further limiting the power that can be produced by satellite systems in that band on their territories. It is expected that the FCC will pursue consummation of a similar agreement with Mexico in the near future. An open FCC rulemaking covering the V-band, which includes operations in the 36 to 51.4 GHz region, and thus encompassing the 37 GHz band, presents the possibility that protections to fixed service operations in the 37 GHz band could be weakened. In October 2002, Winstar obtained additional resources, including interference simulator software and scientific personnel, to study satellite interference matters and present the benefit of those studies to the FCC, the Department of Commerce, the State Department and the ITU.

Regulation of RF Emissions and RF Environments

The FCC regulates the health and safety effects of radio frequency, or RF, emissions by us and other wireless communications providers. Any FCC licensee whose emissions in an area exceed 5% of the total permissible emissions limit are responsible for ensuring that the site meets applicable health and safety requirements and must notify the FCC and obtain a waiver to operate. The wireless equipment we use is designed to operate at RF emission levels well below the FCC’s standard. However, if we operate in an area where other higher RF emitters are operating, we could be required to cooperate with, and contribute financially to, efforts intended to bring the site within applicable health and safety limits. Certain foreign jurisdictions also regulate RF emissions to various degrees. The Occupational Health and Safety Act, or OSHA, requires certain RF monitoring and other measures in RF workplace environments. We believe our RF workplace policies comply with OSHA requirements.

Regulation by the Federal Communications Commission—International Telecommunications Services

Section 214

In the United States, to the extent that we offer services as a carrier, we are required to obtain authority under Section 214 of the Telecommunications Act in order to provide telecommunications service that originates within the United States and terminates outside the United States. We have obtained the required Section 214 authorization from the FCC to provide U.S. international service. In addition, as a condition of our Section 214 authorization, we are subject to various reporting and filing requirements. Failure to comply with the FCC’s rules could result in fines, penalties, forfeitures or revocation of our FCC authorization, each of which could have a material adverse effect on our business, financial condition, and results of operation.

International Settlements

We must conduct our U.S.-originated international business in compliance with the FCC’s International Settlements Policy, the rules that establish the parameters by which U.S.-based carriers and their foreign correspondents settle the cost of terminating each other’s traffic over their respective networks. Under the FCC’s International Settlements Policy, absent approval from the FCC, international telecommunications service agreements with dominant foreign carriers must be non-discriminatory, provide for settlement rates usually equal to one-half of the accounting rate, and require proportionate share of return traffic.

In recent rule reforms, the FCC expressly exempted from the International Settlements Policy rules U.S. carrier arrangements with non-dominant foreign carriers as well as arrangements with any foreign carrier (dominant or non-dominant) on certain competitive routes where at least 50% of U.S.-billed traffic is terminated at settlement rates at least 25% below the FCC’s applicable benchmark settlement rates. There are currently 75 countries that are exempt from the International Settlements Policy. For arrangements that will continue to be subject to the International Settlements Policy, the FCC imposes mandatory settlement rate benchmarks. These benchmarks are intended to reduce the rates that U.S. carriers pay foreign carriers to terminate traffic in their home countries. The FCC also prohibits a U.S. carrier that is affiliated with a foreign carrier from providing facilities-based switched or private line services to the foreign carrier’s home market unless and until the foreign carrier has implemented a settlement rate at or below the relevant benchmark. Certain confidential filing requirements still apply to dominant carrier arrangements.

The FCC’s new rules declined to expand the scope of the International Simple Resale, or ISR, policy, which permits U.S. carriers to provide international switched services over private lines interconnected to the public switched telecommunications network on the current FCC authorized routes. The FCC will continue to maintain the distinction between routes it approves for ISR and routes on which it removes the International Settlements Policy. Even though the FCC dramatically scaled back the application of the International Settlements Policy, the FCC’s ISR policy still requires FCC approval to provide ISR services in an arrangement with a foreign dominant carrier on non-competitive routes.

The FCC has stated that it has removed the International Settlements Policy for telecommunications traffic sent to 75 countries, representing 46% of all U.S.-originated international traffic. To the extent that the International Settlements Policy still applies, however, the FCC could find that we do not meet certain International Settlements Policy requirements with respect to certain of our foreign carrier agreements. Although the FCC generally has not issued penalties in this area, it has issued a Notice of Apparent Liability to a U.S. company for violations of the International Settlements Policy and it could, among other things, issue a cease and desist order, impose fines or allow the collection of damages if it finds that we are not in compliance with the International Settlements Policy. Any of these events could have a material adverse effect on our business, financial condition, or results of operation.

In October 2002, the FCC initiated a proceeding to review its International Settlements Policy and its ISR and benchmark policies. At this time, we cannot determine the outcome of this proceeding. However, any changes to the FCC’s International Settlements Policy, ISR and/or benchmark policies could have a material adverse affect on our business, financial condition, or results of operation.

Callback

We offer our callback services pursuant to our Section 214 Authorization. The FCC has determined that callback services that use uncompleted call signaling do not violate U.S. or international law, but that U.S. companies providing such services must comply with the laws of the countries in which they operate as a condition of such companies’ Section 214 Authorizations. The FCC reserves the right to condition, modify or revoke any Section 214 Authorizations and impose fines for violations of the Telecommunications Act or the FCC’s regulations, rules or policies promulgated thereunder, or for violations of the clear and explicit telecommunications laws of other countries that are unable to enforce their laws against callback services using uncompleted call signaling. FCC policy provides that foreign governments that satisfy certain conditions may request FCC assistance in enforcing their laws against callback providers based in the United States that are violating the laws of these jurisdictions. The FCC has stated that 36 countries have formally notified the commission that callback services violate their respective laws. The FCC has held that it would consider enforcement action against companies based in the United States that are engaged in callback services by means of uncompleted call signaling in countries where this activity is expressly prohibited. In fact, in 1997 the FCC granted a complaint by the Philippines Long Distance Telephone Company and required U.S. carriers to stop providing callback services to customers in the Philippines. A petition filed by the Telecommunications Resellers Association in 1998 requesting that the FCC cease enforcing foreign laws against callback services is still pending. There can be no assurance that the FCC will not take further action in the future. Enforcement action could include an order to cease providing callback services in such country, the imposition of one or more restrictions on us, monetary fines or, in extreme circumstances, the revocation of our Section 214 Authorization, and could have a material adverse effect on our business, financial condition and results of operations.

To date, the FCC has made no pronouncement as to whether refiling arrangements are inconsistent with the regulations of the United States or the ITU, and a 1995 petition to the FCC for declaratory ruling regarding Sprint’s Fonaccess service was withdrawn. Although it is possible that the FCC will determine that refiling violates U.S. and/or international law and that such a finding could have a material adverse effect on our business, operating results and financial condition, the FCC is not currently considering such issues in any active proceeding.

Regulatory requirements pertinent to our operations will continue to evolve as a result of the WTO Agreement, federal legislation, court decisions, and new and revised policies of the FCC. In particular, the FCC continues to refine its international service rules to promote competition, reflect and encourage liberalization in foreign countries and reduce international accounting rates toward cost.

Regulation by State Public Utility Commissions

To the extent that we provide telecommunications services that originate and terminate within the same state including both local service and in-state long distance toll calls, we are subject to the jurisdiction of that state’s public service commission. As our local service business expands, we will offer more intrastate services and may become increasingly subject to state regulation. The Telecommunications Act maintains the authority of individual state utility commissions to preside over rate and other proceedings, and to impose their own regulation on intrastate services, so long as such regulation is not inconsistent with the requirements of federal law. For instance, states may require us to obtain a Certificate of Public Convenience and Necessity before commencing service in the state. Winstar is certificated to provide facilities-based and/or resold competitive local and interexchange service in 49 states and the District of Columbia and our telecom division is certificated to provide facilities-based and/or resold interexchange service in all 50 states and is currently applying for local exchange authority in several states. No assurance can be made that the individual state regulatory authorities will approve these or additional certification requests in a timely manner. In addition to requiring certification, state regulatory authorities may impose tariff and filing requirements, consumer protection measures, and obligations to contribute to universal service and other funds. State commissions also have jurisdiction to approve negotiated rates, or establish rates through arbitration, for interconnection, including rates for unbundled network elements. Changes in those rates for unbundled network elements could have a substantial and material impact on our business.

We are subject to requirements in some states to obtain prior approval for, or notify the state commission of, any transfers of control, sales of assets, corporate reorganizations, issuances of stock or debt instruments and related transactions. Although we believe such authorizations could be obtained in due course, there can be no assurance that state commissions would grant us authority to complete any of these transactions, or that such authority will be granted on a timely basis.

We are also subject to state laws and regulations regarding slamming, cramming, and other consumer protection and disclosure regulations. These rules could substantially increase the cost of doing business in any particular state. State commissions have issued or proposed several substantial fines against competitive local exchange companies for slamming or cramming. The risk of financial damage, in the form of fines, penalties and legal fees and costs, and to business reputation from slamming is significant. Even one slamming complaint before a state commission could lead to extensive litigation expense. In addition, state law enforcement authorities may utilize their powers under state consumer protection laws against us in the event legal requirements in that state are not met.

Rates for intrastate switched access services, which Winstar provides to long-distance companies to originate and terminate in-state toll calls, are subject to the jurisdiction of the state commissions in which the call originated and terminated. Such regulation by other states could materially and adversely affect our revenues and business opportunities within that state.

The Telecommunications Act generally preempts state statutes and regulations that restrict the provision of competitive services. As a result of this preemption, we will be generally free to provide the full range of local, long distance, and data services in any state. While this action greatly increases our potential for growth, it also increases the amount of competition to which we may be subject. In addition, the cost of enforcing federal preemption against certain state policies and programs may be large and may cause considerable delay. In each jurisdiction where we operate, we anticipate that the ILEC will provide unbundled network elements in a manner similar to that provided in states where we currently operate. However, pricing and terms and conditions adopted by the ILEC in each of these states may preclude our ability to offer a competitively viable and profitable product within these and other states on a going forward basis.

As we enter new markets, we will be required to enter into interconnection agreements with ILECs on an individual state basis. To continue to provide service, we also need to renegotiate interconnection agreements with ILECs. Under the Telecommunications Act, we have the option of either negotiating the terms of such an agreement, or adopting the terms of an agreement negotiated by another carrier; but we cannot be certain that other agreements with suitable terms will be available for adoption in all cases. While current FCC rules and regulations require the incumbent provider to provide the network elements on an individual and combined basis necessary for us to provision end-user services, no assurance can be made that the ILECs will provide these components in a manner and at a price that will support competitive operations. If the incumbent providers do not readily provide network functionality in the manner required, we have regulatory and legal alternatives, including arbitration before state public service commissions, to force provision of services in a manner required to support our service offerings. However, if we are forced to litigate in order to obtain the combinations of network elements required to support our service, we are likely to incur significant incremental costs and delays in entering such markets. In addition, as discussed above, there is considerable legal uncertainty as to how interconnection agreements are to be enforced before state commissions and where appeals of state commission interconnection agreement determinations may be heard.

Regulation by Local Governments

FCC rules generally prohibit any state or local zoning law or regulation pertaining to the erection of fixed wireless antennae of the sizes currently used by Winstar by end users on their own property, except for reasonable safety or historic preservation laws. However, local governments retain residual authority to regulate aspects of our communications business by, among other things, imposing franchise fees for the use of certain public property or rights of way. The scope of local authority under the Telecommunications Act has been the subject of a number of disputes between carriers and local authorities and we anticipate the administrative proceedings and litigation relating to these disputes will continue.

Regulation by the Federal Communications Commission—Radio Broadcasting

One of our wholly owned subsidiaries recently acquired certain assets, including an operating license and construction permit from the FCC, relating to AM band radio broadcasting station WMET, 1150 kHz, Gaithersburg, Maryland.

The radio broadcasting industry is subject to extensive and changing regulation of, among other things, program content, advertising content, technical operations and business and employment practices. The ownership, operation and sale of radio stations are subject to the jurisdiction of the FCC. Among other things, the FCC:

•	assigns frequency bands for broadcasting;

•	determines the particular frequencies, locations, operating powers and other technical parameters of stations;

•	issues, renews, revokes, conditions and modifies station licenses;

•	determines whether to approve changes in ownership or control of station licenses;

•	regulates equipment used by stations; and

•	adopts and implements regulations and policies that directly affect the ownership, operation and employment practices of stations.

The FCC has the power to impose penalties for violations of its rules or the Communications Act of 1934, including the imposition of monetary forfeitures, the issuance of short-term licenses, the imposition of a condition on the renewal of a license, non-renewal of licenses and the revocation of operating authority. The following is a brief summary of some provisions of the Communications Act and of specific FCC regulations and policies. The summary is not a comprehensive listing of all of the regulations and policies affecting radio stations. For further information concerning the nature and extent of federal regulation of radio stations, you should refer to the Communications Act, FCC rules and FCC public notices and rulings.

FCC AM Radio Licenses

Radio stations operate pursuant to renewable broadcasting licenses that are ordinarily granted by the FCC for maximum terms of eight years. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. During the periods when renewal applications are pending, petitions to deny license renewals can be filed by interested parties, including members of the public. The FCC is required to hold hearings on a station’s renewal application if a substantial or material question of fact exists as to whether the station has served the public interest, convenience and necessity. If, as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet certain requirements and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application. Historically, FCC licenses have generally been renewed. We have no reason to believe that our licenses will not be renewed in the ordinary course, although there can be no assurance to that effect. The non-renewal of one or more of our licenses could have a material adverse effect on our business.

The FCC classifies each AM station as a clear channel, regional channel or local channel. A clear channel is one on which AM stations are assigned to serve wide areas. Clear channel AM stations are classified as (i) Class A stations, which operate on an unlimited time basis and are designated to render primary and secondary service over an extended area; (ii) Class B stations, which operate on an unlimited time basis and are designed to render service only over a primary service area; or (iii) Class D AM stations, which operate either during daytime hours only, during limited times only or on an unlimited time basis with low nighttime power. A regional channel is one on which Class B and Class D AM stations may operate and serve primarily a principal center of population and the rural areas contiguous to it. A local channel is one on which AM stations operate on an unlimited time basis and serve primarily a community and the immediately contiguous suburban and rural areas. Class C AM stations operate on a local channel and are designed to render service only over a primary service area that may be reduced as a consequence of interference.

Pursuant to FCC rules and regulations, many AM radio stations are licensed to operate at a reduced power during the nighttime broadcasting hours, which results in reducing the radio station’s coverage during the nighttime hours of operation. Both power ratings are shown, where applicable. For FM stations, the maximum effective radiated power in the main lobe is given.

WMET is licensed to serve Gaithersburg, Maryland as a Class B AM station at 1150 kHz. WMET’s FCC license expires on October 1, 2003. WMET is licensed for 1 kilowatt of effective radiated power during the daytime hours and for 0.5 kilowatt during the nighttime hours. The FCC has issued a construction permit to WMET to modify its parameters to operate as a Class B AM station at 1150 kHz with 50 kilowatts of effective radiated power during the daytime hours and for 1.5 kilowatts during the nighttime hours. However, this construction permit for higher power will expire on December 14, 2002 unless we have finished construction of the new facility and made certain filings with the FCC. We do not believe that we will be able to satisfy these requirements prior to the expiration date of the construction permit, but we intend to seek modifications to the permit, or a replacement permit, which would enable us to construct the modified, higher-power facility. We cannot guarantee that we will receive such additional time, and, therefore, the construction permit may expire.

Transfers or Assignment of AM Radio License

The Telecommunications Act prohibits the assignment of broadcast licenses or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to grant such approval, the FCC considers a number of factors pertaining to the licensee and proposed licensee, including:

•	compliance with the various rules limiting common ownership of media properties in a given market;

•	the character of the licensee and those persons holding attributable interests in the licensee; and

•	compliance with the Communications Act’s limitations on foreign ownership as well as compliance with other FCC regulations and policies.

If we determine that it is in our best interest to sell the WMET license to a third party, we will need to obtain the prior consent of the FCC before consummating the sale of the WMET FCC license.

INTERNATIONAL REGULATION OF TELECOMMUNICATIONS SERVICES

International Licensing for Telecommunications Services

In connection with the growth of our international operations, we have obtained a number of licenses to provide telecommunications services in various foreign countries. Through direct or indirect subsidiaries, we have obtained licenses in Austria, Belgium, Germany, Ireland, Italy, the Netherlands, Spain, Sweden, the United Kingdom, Russia, Mexico and Peru.

European Regulation of Telecommunications Services

In Europe, the regulation of the telecommunications industry is governed by the European Union and to a large extent by the national law of the individual European Union Member States. The European Union’s institutions, such as the European Commission, are responsible for creating pan-European policies. Through legislation, the European Union has developed a regulatory framework aimed at creating an open, competitive telecommunications market. The European Union was established by the Treaty of Rome and subsequent conventions and the European Commission and the Council of Ministers of the European Union are authorized by such treaties to issue European Union “directives.” Member States are required to implement these directives through national legislation. If a Member State fails to adopt such directives, the European Commission may take action, including referral to the European Court of Justice, to enforce the directives. In practice, Member States have significant discretion regarding how to implement Directives into their national law system. For example, while the Licensing Directive provides Member States the required overall framework, the licensing regimes adopted by Member States vary accordingly. Only in specific cases, the European Commission, in concert with the European Parliament and other relevant European Union institutions will render regulations or individual decisions on specific issues that become effective immediately without requiring Member States to adopt them on a country-by-country basis.

In March 1996, the European Union adopted the Full Competition Directive containing two provisions which required Member States to allow the creation of alternative telecommunications infrastructures by July 1, 1996, and which reaffirmed the obligation of Member States to abolish the incumbent telecommunications operator’s (“ITOs”) monopolies in voice telephony by 1998. Certain Member States, such as Greece, were allowed to delay the abolition of monopolies in public voice telephony based on exemptions established in the Full Competition Directive. Under current European Union law, Member States may require individual licenses for reserved public telephony services and the creation of alternative infrastructure, but not for data, value-added or closed user group services. The European Union presently is in the process of reviewing its telecommunications regulatory regime and has introduced legislative proposals that would direct Member States to reform their laws regarding licensing, interconnection, universal service, unbundling of local loops, data protection, and harmonization. The European Commission presently is considering these legislative proposals that, if adopted, could impact our operations.

In addition to the foregoing regulations, the European Union has adopted the Interconnection Directive and the Licensing Directive that attempt to harmonize telecommunications regulations among the Member States. The Interconnection Directive provides that ITOs are obliged to interconnect with requesting operators, and to enter into interconnection arrangements on transparent, objective and non-discriminatory terms. Disputes over interconnection rates, terms and conditions have arisen in several Member States, and there can be no guarantee that they will be resolved in a manner that will not have a material adverse effect on our operations in Europe. In addition, the Licensing Directive provides for the establishment of a national regulatory authority independent of the ITO in each Member State, and provides that Member States may reject applications for licenses only upon certain narrowly defined grounds. The Interconnection Directive and the Licensing Directive are currently under review. Under the pending legislative proposals, these Directives might no longer differentiate between Voice and Data services. Consequently, we could be required to apply for additional individual licenses or general authorizations in the individual Member States. It may also become necessary for us to provide certain interconnection services to other carriers, to provide for interception by state authorities, and to pay into universal service funds pursuant to national law.

Data Protection

European regulators and authorities have developed detailed provisions on data protection and privacy in the individual Member States. In particular, these provisions govern the collection, storage, transfer and access to personal data that are only harmonized to some extent by European Union directives. Compliance with national legal requirements may involve, for instance, the appointment of data protection officers by us and our subsidiaries, compliance with reporting requirements to national authorities, and notification requirements vis-à- vis individuals (e.g., obtaining an individual authorization before personal data are collected, stored or transferred). Recently, the United States and European Union agreed upon so-called “Safe Harbor Principles” to reconcile the differences between U.S. and European Union approaches to privacy and data protection regulation. Compliance with these principles on a voluntary basis will likely ensure that traffic data flowing from the European Union to the United States will not be interrupted and help minimize the risk of sanctions under national law. However, the “Safe Harbor Principles” will neither cover the collection and storage of data by facilities in Member States, nor regulate the data flow to and from third countries, which remains under the jurisdiction of each member state’s national law. In addition, in such European countries where we are licensed as a voice telephony provider, specific data protection rules on issues relating to telecommunications services (e.g., billing, directory entrances, etc.) may apply.

In addition, the European Union has adopted Directive 97/7/EC, a separate, complementary directive pertaining to privacy and the processing of personal data in the telecommunications sector. This directive establishes certain requirements with respect to, among other things, the processing and retention of subscriber traffic and billing data, subscriber rights to non-itemized bills, and the presentation and restriction of calling and connected line identification. In addition, a number of European countries outside the European Union have adopted, or are in the process of adopting, data protection rules similar to those set forth in the European Union directives. The European Union also has enacted Directive 97/7/EC to protect consumers entering distance contracts. Distance contracts are generally contracts for goods and services where the contact between the supplier and the consumer takes place at a distance by means of communications technologies. This directive requires that the consumer be provided with certain information, such as the identity of the supplier, the arrangements for payment, delivery or performance, the existence of a right of withdrawal, and the cost of using the means of distance communication prior to entering the contract. Such information must be provided in a clear and comprehensible manner in any way appropriate to the means of distance communication used, with due regard to the principles of good faith in commercial transactions. While this directive has been effective since June 1997, all Member States were required to implement Directive 97/7/EC by June 4, 2000. To the extent that we enter into distance contracts, this directive may have a material adverse effect on our business, financial condition, operating results and future prospects.

The European Union has adopted the final version of Directive 2000/31/EC governing electronic commerce. The directive covers “Information Society services” or “any service normally provided for remuneration, at a distance, by electronic means and at the individual request of a recipient of services,” between the Member States. Information Society services generally includes both business-to-business services and business-to-consumer service. The directive establishes a general e-commerce legal framework covering service provider authorizations, commercial communications, electronic contracts, the liability of intermediary service providers, codes of conduct, out-of-court dispute settlements, court actions and cooperation between Member States. Increased regulation of the Internet or of transaction facilitation via the Internet by the European Union could have a material adverse effect on our business, financial condition, operating results and future prospects.

Other Overseas Markets

In numerous countries where we operate or plan to operate, local laws and regulations restrict or limit the ability of telecommunications companies to provide telecommunications services in competition with state-owned or state-sanctioned dominant carriers. In several countries where we do not have sufficient or established contractual relationships with the dominant carrier, we contract with licensed carriers who provide alternative telecommunications services in such countries. There can be no assurance that current or future regulatory, judicial, legislative, or political considerations will permit us to offer all or any of its products and services in such countries, that regulators or third parties will not raise material issues regarding our compliance with applicable laws or regulations, or that such regulatory, judicial, legislative, or political decisions will not have a material adverse effect on us. If we are unable to provide the services that we presently provide or intend to provide or to use our existing or contemplated transmission methods, or because we are subjected to adverse regulatory inquiry, investigation or action, or for any other reason related to regulatory compliance or lack thereof, such developments could have a material adverse effect on our business, financial condition, and results of operation.

The foregoing is not an exhaustive list of proceedings or issues that could materially affect our business. We cannot predict the outcome of these or any other proceedings before the courts, the FCC, legislative bodies, or state or local governments.

INTELLECTUAL PROPERTY

Although we believe that our success ultimately is more dependent on our technical expertise than on our proprietary rights, we regard our trademarks, service marks, copyrights, patents, trade secrets, proprietary technology and similar intellectual property as important strategic assets. Given the rapid pace of technological advancement, accelerating product life cycles, and an increasingly litigious environment, we have aligned our intellectual property strategy with our overall business strategy so as to maximize revenue, manage risk, minimize costs and use intellectual property for competitive advantage.

We own numerous trademark and service mark registrations in the United States and abroad. We also have applications pending for the registration of service marks relating to our various operations. In addition, we have filed patents in the United States and internationally and plan to file other patent applications in the future.

Our intellectual property may not provide significant competitive advantages. Given the rapid pace of technological change in the information technology industry, many of our products rely on key technologies developed by third parties; but we may not be able to obtain licenses from these third parties. The protection of our intellectual property also may require the expenditure of significant financial and managerial resources. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our products and services are made available. Moreover, any of our intellectual proprietary rights could be challenged, invalidated or circumvented. Third parties that license our proprietary rights may take actions that diminish the value of our proprietary rights or reputation. Ultimately, the steps we take to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our trademarks, service marks, trade dress, copyrights, patents and similar proprietary rights.

From time to time we may be subject to claims and legal proceedings from third parties in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights. Ronald A. Katz Technology Licensing, L.P. (“RAKTL”), for example, has offered us a license to a portfolio of patents, claiming that the patents may be infringed by certain products and services offered by us. The patents purportedly relate to various aspects of telephone call processing. As of the date of this report, no legal proceedings have been instituted against us, but, if the RAKTL patents are valid, enforceable and apply to our business, we could be required to seek a license from RAKTL. Such license may not be available on commercially reasonable terms and the potential for litigation exists. Even if our products and processes are ultimately held not to infringe a third parties’ intellectual property rights, the claims can be time-consuming and costly to defend, and may divert management’s attention and resources away from our business. Such claims might also result in a preliminary injunction against us, and, if held to be meritorious, may result in a permanent injunction and the imposition of damages. Claims of intellectual property infringement might also require us to enter into costly license agreements. If we cannot or do not license the allegedly infringed rights or substitute concededly non-infringing rights from another source, our business could suffer. Thus, there can be no assurances that any such claims, legal proceedings and/or license agreements would not have a material adverse effect on our business, operating results and financial condition.

INTERNATIONAL SALES

In Fiscal 2000, 2001 and 2002, revenue from customers located outside of the United States accounted for approximately 17%, 16% and 18% of our total revenues, respectively. See Note 10 of the Notes to our Consolidated Financial Statements. We anticipate that revenues from international customers will continue to account for a significant percentage of our total revenues.

EMPLOYEES

As of October 11, 2002, we had a total of 2,533 employees excluding employees of Net2Phone. Of these, 346 were employed in our European operations.

Item 2.    PROPERTIES.

Our headquarters are located in Newark, New Jersey pursuant to a 20 year lease entered into in November 1999 for facilities totaling approximately 484,000 square feet. Our headquarters house our executive offices, administrative, finance and marketing functions, carrier and customer service departments and its various developing operations and serve as the headquarters for each of our operating subsidiaries.

We also occupy approximately 12,000 additional square feet in Newark, New Jersey and approximately 6,000 square feet of space in Los Angeles, California, both primarily to house telecommunications equipment. In addition, we lease space (typically less than 500 square feet) in various other geographic locations to house the telecommunications equipment for each of our “POPs.”

225 Old NB Road, Inc., our wholly owned subsidiary, purchased the building located at 225 Old New Brunswick Road in Piscataway, New Jersey, and we presently occupy approximately 44,000 square feet of the 65,295 square feet in the building. The balance of the building is sublet to third parties.

Union Telecard occupies approximately 4,000 square feet in Queens, New York, pursuant to a 10 year sublease agreement and approximately 19,986 square feet in West Hempstead, New York.

In support of our international expansion efforts, we maintain our European headquarters in London, England. We also maintain various international office locations and telecommunications facilities, including in Buenos Aires, Argentina; London, England; Paris, France; Frankfurt, Germany; Rotterdam, Holland; Dublin, Ireland; Milan, Italy; Moscow, Russia; Madrid, Spain; Lerum, Sweden; San Juan, Puerto Rico; and Santa Fe Colony, Mexico.

Our Winstar division leases approximately 485,000 square feet of office, switch and warehouse space throughout the United States. The leases are comprised of two corporate offices located in Herndon, Virginia and Newark, New Jersey, two NOCs located outside of Seattle, Washington and in Herndon, Virginia and two warehouses located in New York City, New York and Newark, Delaware.

Item 3.    LEGAL PROCEEDINGS.

On January 29, 2001, we filed a complaint with the U.S. District Court for the District of New Jersey, against Telefonica S.A., Terra Networks, S.A., Terra Networks, U.S.A., Inc. and Lycos, Inc. The complaint asserts claims against the defendants for, among other things, breaches of various contracts, breach of fiduciary duty, securities violations, fraudulent misrepresentation, negligent misrepresentation, fraudulent concealment and tortious interference with prospective economic advantage. The defendants have been served with the complaint. We have filed an amended complaint and the defendants have filed an answer to the amended complaint. Terra Networks, S.A. has filed a counterclaim for breach of contract alleging that we were required to pay to Terra Networks, S.A. $3.0 million, and we failed to do so. The defendants have filed a motion to dismiss the complaint. On September 14, 2001, the Court issued an order (a) permitting us to take discovery relevant to the subject of whether Telefonica S.A. is subject to personal jurisdiction, (b) denying Telefonica S.A.’s motion to dismiss for lack of personal jurisdiction without prejudice to Telefonica S.A.’s right to renew the motion upon the completion of jurisdictional discovery, and (c) carrying on the calendar defendants’ motion to dismiss on non-jurisdictional grounds pending the completion of jurisdictional discovery, which is ongoing. Each party served the other party with certain requests for discovery relevant to the subject of whether Telefonica S.A. is subject to personal jurisdiction. The motions were denied almost in their entirety. The case continues in the early stages of discovery. No trial date has yet been set in this matter.

On May 25, 2001, we filed a statement of claim with the American Arbitration Association naming Telefonica Internacional, S.A. (“Telefonica”) as the Respondent. The statement of claim asserts that the Company and Telefonica entered into a Memorandum of Understanding (“MOU”) that involved, among other things, the construction and operation of a submarine cable network around South America (“SAm-I”). We claim, among other things, that Telefonica breached the MOU by: (a) failing to negotiate SAm-I agreements; (b) refusing to comply with the equity provisions of the MOU; (c) refusing to sell capacity and back-haul capacity pursuant to the MOU; and (d) failing to follow through on the joint venture. Telefonica has responded to our statement of claim and has filed a statement of counterclaim which alleges, among other things: (1) fraud in the inducement; (2) tortious interference with prospective business relations; (3) breach of the obligations of good faith and fair dealing; and (4) declaratory and injunctive relief. Telefonica did not specify damages in its counterclaim. Discovery is in its final stages and both parties have submitted expert reports. The arbitration is ongoing and is expected to continue into 2003.

In September 2001, Alfred West filed a complaint against us and IDT Telecom in the U.S. District Court in Newark, New Jersey, seeking monetary damages of $25 million for alleged breach of contract, breach of implied covenant of good faith and fair dealing, fraud, negligent misrepresentation, promissory estoppel, quantum meruit, tortious interference and unfair competition. We filed counterclaims for fraud, negligent misrepresentation, breach of fiduciary duty, tortious interference and breach of contract. We have completed several depositions, and fact discovery is scheduled for completion by November 15, 2002. Expert discovery and briefing on the parties’ respective summary judgment motions will follow.

Winstar acquired certain domestic telecommunications assets formerly owned by Old Winstar, which was approved by the U.S. Bankruptcy Court for the District of Delaware on December 19, 2001 (the “Sale Order”). Although many of the acquired assets were transferred to Winstar at the time of the sale, the transfer of certain of Old Winstar’s regulated telecommunications assets, including its customer base, was subject to a number of federal and state regulatory approvals and on Winstar’s obtaining the necessary telecommunications facilities and services necessary to serve the customers it agreed to purchase from Old Winstar. Subsequently, Winstar has entered into interconnection agreements with the relevant RBOCs and has sought to use services and facilities obtained pursuant to those agreements and pursuant to RBOC tariffs to complete its network and therefore to be able to transition the customers from service by Old Winstar to Winstar.

Although all of the regulatory approvals necessary for this transition have now been issued, the RBOCs have asserted that Winstar is nevertheless not entitled to obtain uninterrupted services under their interconnection agreements and tariffs unless the RBOCs receive payment of approximately $40 million, in the aggregate, allegedly owed by Old Winstar for access to RBOC facilities and circuits. Based on the claim that Winstar must pay this “cure” amount as a condition of receiving uninterrupted service, the RBOCs have refused in certain instances to provide facilities and service to Winstar that it needs in order to serve its customers directly. As a result, Winstar is operating the business of Old Winstar pursuant to a management agreement approved by the Bankruptcy Court, and is providing services to the customers on behalf of Old Winstar.

Winstar contends that, even were it to assume the Old Winstar contracts with the RBOCs, the amounts set forth in the RBOC’s proofs of claim greatly exceed any reasonable “cure” for facilities and services that Winstar seeks to obtain from the RBOCs, since the claims include significant amounts that Old Winstar owed for services and facilities that Winstar has not requested, and does not need to be able to provide services to the customers following the transition. Winstar also disputes the RBOC’s claims that they are not obligated to provide services and facilities to Winstar without an assumption or assignment of the Old Winstar contracts and a payment of “cure” amounts. In response to the RBOC’s refusal to provide service, on April 17, 2002 Winstar filed an Emergency Petition for a Declaratory Ruling at the FCC (WC Docket No. 02-80) asking that the FCC declare that the refusal of the RBOCs to provide the requested services and facilities pursuant to their interconnection agreements and tariffs, and their refusal to transition such services in a manner that does not interrupt services to the customers is unreasonable and therefore unlawful under federal law. In response, one RBOC (Verizon) filed a counter-petition asking that the FCC declare that the federal telecommunications laws do not require it to provide facilities and services to Winstar without “cure” of Old Winstar’s debts. A number of parties filed comments in the FCC proceeding on both sides of the issue and the proceeding is still pending at the FCC. Winstar believes that the RBOCs have acted unreasonably and unlawfully in denying its requests for services and facilities and will continue absent a settlement with the RBOCs to advocate its position vigorously.

In addition, faced with likely termination of service to Old Winstar customers, we sought injunctive relief (in addition to other remedies) in the U.S. District Court for the District of New Jersey against Verizon, Qwest Corp. and Qwest Communications Corp. (“QCC”) to prevent them from discontinuing underlying services which would prevent us form providing service to our customers. Certain interim relief was secured, and Verizon, Qwest and QCC subsequently agreed not to terminate service without appropriate notice to us. The District of New Jersey action is ongoing.

The RBOCs further contend that the provision in the Sale Order requiring them to continue serving Old Winstar and its subsidiaries expired on or about April 18, 2002. Winstar promptly moved to enforce that provision of the Sale Order, but the Bankruptcy Court denied its motion. Winstar has appealed the denial of that motion to the U.S. District Court for the District of Delaware. In addition, Winstar asked the District Court for interim relief during the pendency of its appeal to stay the RBOCs and other service providers from cutting off service until the appeal is decided. The District Court has not yet ruled on that request, but has temporarily ordered that service providers, including the RBOCs, may not terminate service or otherwise affect Winstar’s business without permission of the Court.

During preliminary status hearings before the District Court on May 24 and June 4, 2002, the RBOCs and Winstar advised the Court of their willingness to enter into settlement discussions and/or non-binding mediation in an attempt to resolve their disputes. Those settlement discussions and mediations are ongoing, and the District Court appeal is therefore still pending. It is too soon to predict whether settlements will be reached with any or all of the RBOCs or, if so, to quantify the monetary effect of such settlements, if any, on Winstar. To the extent that a settlement agreement is not reached with any or all of the RBOCs, we expect that the appellate proceedings will resume. One possible outcome of an adverse ruling by the District Court on either the interim relief requested by Winstar or on the merits of the case could be to permit the RBOCs to terminate services that are being provided to our customers and therefore to prevent the uninterrupted transition of those customers to Winstar service. A status conference is scheduled for November 8, 2002, for the parties to report on the progress of their efforts to mediate the disputes.

Winstar believes that the RBOCs have acted unreasonably and unlawfully in denying its request for services and facilities and will continue absent a settlement to advocate its positions vigorously. However, adverse results in one or more of the above-described RBOC litigations could have a material adverse effect on us, including payment of the “cure” amount described above, or the inability of Winstar to access the RBOC’s services and facilities, on which its business is substantially dependent.

On or about July 25, 2002, PT-1 Communications, Inc. filed a summons and complaint against us, IDT Netherlands, B.V., IDT Telecom, Inc. and IDT Domestic Telecom, Inc. in the U.S. Bankruptcy Court for the Eastern District of New York. PT-1 seeks (a) to recover damages for certain fraudulent transfers of property of the PT-1’s bankruptcy estate, (b) to recover damages for unjust enrichment, and (c) to recover damages from breaches under the agreement between the parties for the sale of the PT-1 debit card business to us, including their alleged failure to remit payment for use of certain telecommunication and platform services on or through PT-1 switches. We served our answer on September 18, 2002. Initial discovery will commence shortly. In total, PT-1 is seeking $24 million in damages as well as certain unstated amounts.

On or about September 16, 2002, a complaint was filed by Mark B. Aronson in the Court of Common Pleas of Allegheny County, Pennsylvania seeking certification of a class consisting of consumers who were charged a fee when we switched underlying carriers from Global Crossing to AT&T. At this point no specific damages have been specified in the complaint. Thus, we cannot yet quantify our exposure.

On or about September 19, 2002, a complaint was filed by Ramon Ruiz against us and Union Telecard in the Supreme Court of the State of New York seeking certification of a class consisting of consumers who allegedly purchased and used our prepaid calling cards and were charged any fee that was not specifically disclosed on the card packaging prior to purchase. The complaint seeks damages in excess of $100 million.

On or about October 11, 2002, a complaint was filed by Paul Zedeck against us and Union Telecard in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, seeking certification of a class consisting of consumers who allegedly purchased and used our prepaid calling cards and were charged any fee that was not specifically disclosed on the card packaging prior to purchase. The damages sought have not yet been quantified. Because we only recently received the complaint, we are still evaluating the potential impact and our approach to contesting the claims or attempts to certify the classes.

On or about October 18, 2002, a complaint was filed by Morris Amsel against us and IDT Telecom in the Supreme Court of the State of New York seeking certification of a class consisting of consumers who allegedly purchased our calling cards. Plaintiff’s complaint relates to payphone charges and international rates. The complaint seeks damages of not less that $100 million. Because we only recently received the complaint, we are still evaluating the potential impact and our approach to contesting the claims or attempts to certify the classes.

On or about October 24, 2002, Winstar filed suit against Superior Logistics Management Services, Inc. (“Superior”) in the U.S. District Court for the Eastern District of Virginia. The complaint alleges counts for breach of contract (Superior breached a settlement agreement with Winstar), conversion (for retaining Winstar’s property), and detinue (for return of the property). Winstar is seeking approximately $50 million in damages, plus punitive damages, costs, and attorney’s fees.

We are subject to other legal proceedings and claims, which have arisen in the ordinary course of its business and have not been finally adjudicated. Although there can be no assurances in this regard, in the opinion of our management, such proceedings, as well as the aforementioned actions, will not have a material adverse effect on our results of operations, cash flows or the financial condition.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

Our Common Stock was quoted on the Nasdaq National Market under the symbol “IDTC” from March 15, 1996, the date of our initial public offering, through February 25, 2001. On February 26, 2001, we listed our Common Stock for trading on the New York Stock Exchange under the symbol “IDT”. In May 2001, our Board of Directors declared a stock dividend of one share of our Class B Common Stock for every one share of our Common Stock, Class A Common Stock and Class B Common Stock. On June 1, 2001, we listed our Class B Common Stock for trading on the New York Stock Exchange under the symbol “IDT.B“.

The table below sets forth the high and low sales prices for our Common Stock as reported by the Nasdaq National Market or the New York Stock Exchange, as applicable, for the fiscal periods indicated, adjusted to reflect the Class B Dividend for periods prior to June 1, 2001 (assuming, for this purpose only, that the sales price of our Class B Common Stock would have equaled the sales price of our Common Stock during the relevant periods).

	High	Low
Fiscal Year ended July 31, 2001
First Quarter	$20.88	$14.31
Second Quarter	17.63	9.35
Third Quarter	11.98	8.74
Fourth Quarter	15.46	10.98

Fiscal Year ended July 31, 2002
First Quarter	$12.40	$9.85
Second Quarter	20.85	11.30
Third Quarter	23.32	15.30
Fourth Quarter	20.30	15.67

The table below sets forth the high and low sales prices for our Class B Common Stock as reported by the New York Stock Exchange for the fiscal periods indicated.

	High	Low
Fiscal Year ended July 31, 2001
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
Fourth Quarter (commencing June 1, 2001)	$13.62	$10.00

Fiscal Year ended July 31, 2002
First Quarter	$12.19	$8.05
Second Quarter	17.40	9.98
Third Quarter	20.35	13.09
Fourth Quarter	18.10	14.57

On October 25, 2002, the last sale price reported on the New York Stock Exchange for our Common Stock was $17.66 per share and for our Class B Common Stock was $16.30 per share. On the same date, there were approximately 348 holders of record of our Common Stock and approximately 362 holders of record of our Class B Common Stock. The aggregate market value of our voting stock held by non-affiliates of us, based on the closing prices of our Common Stock and our Class B Common Stock on October 25, 2002, was approximately $821 million. Shares of our Common Stock and Class B Common Stock held by each officer and director and by each person who owns 5% or more of our outstanding Common Stock and Class B Common Stock (assuming conversion of the Company’s outstanding Class A Common Stock into Common Stock) have been excluded from this computation in that such persons may be deemed to be our affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

We have never declared or paid any cash dividends on our Common Stock or Class B Common Stock and do not expect to pay cash dividends for the foreseeable future. Our current policy is to retain all of our earnings to finance future growth. Any future declaration of dividends will be subject to the discretion of our Board of Directors.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after July 31, 2002, and which is incorporated by reference herein.

Recent Sales of Unregistered Securities

Pursuant to an Agreement and Plan of Merger, dated March 4, 2002, among us, IDT Beltway Acquisition Corp., Beltway Communications Corp. and Sondra Linden, we issued 262,992 shares of our Class B Common Stock as part of the merger consideration paid to Sondra Linden for her interest in Beltway Communications Corp., the operator of WMET.

This issuance was made under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, being a transaction not involving any public offering. No underwriters were involved in the issuance of the above-described securities.

Item 6.    SELECTED FINANCIAL DATA.

The selected consolidated financial data presented below for each of the five fiscal years in the period ended July 31, 2002 has been derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, independent auditors. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other financial information appearing elsewhere in this Annual Report.

	Year Ended July 31
	1998	1999	2000	2001	2002
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Retail Telecommunications Services	$137,159	$395,542	$502,512	$816,384	$1,121,674
Wholesale Telecommunications Services	166,705	289,030	520,519	388,120	308,987
Winstar	—	—	—	—	79,603
Internet Telephony (*)	11,508	30,678	56,075	—	—
Media	20,001	16,934	14,806	26,446	21,350

Total revenues	335,373	732,184	1,093,912	1,230,950	1,531,614
Costs and expenses:
Direct cost of revenues (exclusive of items shown below)	240,860	575,050	918,257	1,066,845	1,205,003
Selling, general and administrative	61,975	128,500	343,702	337,107	370,577
Acquired research and development	17,900	—	—	—	—
Depreciation and amortization	13,810	36,360	48,564	60,351	66,016
Impairment charges	—	—	—	199,357	114,310

Total costs and expenses	334,545	739,910	1,310,523	1,663,660	1,775,906

Income (loss) from operations	828	(7,726)	(216,611)	(432,710)	(224,292)
Interest income (expense), net	—	(1,228)	7,231	52,768	21,757
Other income (expense):
Equity in loss of affiliates (*)	—	—	(6,289)	(75,066)	(43,989)
Gain on sales of subsidiary stock	—	—	350,344	1,037,726	—
Investment and other income (expense), net	(293)	(2,036)	258,218	164,762	(12,117)
Minority interests	3,896	(3,309)	(59,336)	5,726	22,070
Provision for (benefit from) income taxes	(2,524)	7,253	218,403	209,395	(124,345)
Extraordinary loss on retirement of debt, net of income taxes	(132)	(3,270)	(2,976)	—	—
Cumulative effect of accounting change, net of income taxes	—	—	—	—	(146,983)

Net income (loss)	(969)	(18,204)	230,850	532,359	(303,349)
Subsidiary redeemable preferred stock dividends	—	26,297	—	—	—

Net income (loss) available to common stockholders	$(969)	$(44,501)	$230,850	$532,359	$(303,349)

Net income (loss) per share-basic	$(0.02)	$(0.66)	$3.30	$7.79	$(4.04)

Weighted average number of shares used in calculation of earnings per share-basic	57,142	67,060	69,933	68,301	75,108

Net income (loss) per share-diluted	$(0.02)	$(0.66)	$3.07	$7.12	$(4.04)

Weighted average number of shares used in calculation of earnings per share-diluted	57,142	67,060	75,239	74,786	75,108

Balance Sheet Data:
Cash, cash equivalents and marketable securities	$175,592	$130,773	$393,039	$1,094,560	$1,009,979
Working capital	166,381	179,415	347,930	915,393	808,448
Total assets	461,240	559,871	1,219,055	1,881,589	1,607,920
Long-term debt	101,834	112,973	12,174	—	—
Total stockholders’ equity	282,792	276,329	468,188	1,076,236	869,530

*
As a result of the sale of our majority stake in Net2Phone, our “Internet Telephony” segment, to AT&T on August 11, 2000, we did not consolidate Net2Phone results in Fiscal 2001 and Fiscal 2002. Therefore, we did not have any Internet Telephony revenues and operating activities during those years. Rather, we accounted for our investment in Net2Phone for those years under the equity method of accounting, with our pro-rata share of Net2Phone losses being recorded in “Equity in Loss of Affiliates” .

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends” and similar words and phrases. Such forward-looking statements include, among other things, our plans to implement our growth strategy, improve our financial performance, expand our infrastructure, develop new products and services, expand our sales force, expand our customer base and enter international markets. Such forward-looking statements also include our expectations concerning factors affecting the markets for our products, such as changes in the U.S. and the international regulatory environment and the demand for long-distance telecommunications. Actual results could differ from those projected in any forward-looking statements.

Forward-looking statements are based on management’s current views and assumptions and involve known and unknown risks that could cause actual results, performance or events to differ materially from those expressed or implied in those statements. These risks include, but are not limited to, the following risks:

•	each of our business lines, particularly those of IDT Telecom, is highly sensitive to declining prices, which could adversely affect our revenues and margins;

•	because our retail telecommunications services, particularly our prepaid calling cards, generate the bulk of our revenues, our growth is substantially dependent upon continued growth in that area;

•
we may not be able to obtain sufficient termination capacity to particular destinations to keep pace with our growth of minutes of use to that destination or may have to pay significant amounts to obtain such capacity, which could result in not being able to sustain growth or in higher costs per minute to that location, which could adversely affect our revenues and margins;

•
our customers, particularly our wholesale carrier customers, could experience financial difficulties which could adversely affect our revenues and profitability if we experience difficulties in collecting our receivables;

•
termination of our carrier agreements with foreign carriers or our inability to enter into carrier agreements in the future could materially and adversely affect our ability to compete in foreign countries;

•
our revenues and our growth will suffer if our sales representatives or distributors, particularly Union Telecard Alliance, LLC (“UTA”), fail to effectively market and distribute our products and services;

•	increased competition in the long distance market, particularly from the regional bell operating companies (“RBOCs”), could limit or reverse our growth in that area;

•	our expenses could increase faster than our revenues if we expand our network at a rate that is faster than the growth of our telecommunications traffic;

•
Winstar relies on technology that has not gained widespread market acceptance and it has not been established that Winstar can effectively compete against the RBOCs or other competitive local exchange carriers (“CLECs”);

•
federal, state and international government regulations may reduce our ability to provide services, or make our business less profitable and we may become subject to increased costs of operations due to the applicability of certain taxes, fees and surcharges to our business;

•
our operations will be impaired if we are unable to obtain the products and services of the telecommunications companies that we are dependent upon, or if such products or services are impaired or disrupted by terrorist attack or natural disaster;

•	continuing impact on the New York area or overall U.S. economy stemming from the September 11 terror attacks could have an adverse effect upon our business;

•	we may become subject to increased price competition from other carriers due to federal regulatory changes in determining international settlement rates;

•	European regulation of telecommunications services may not continue to evolve towards streamlined regulation;

•	telecommunications regulations of other countries may restrict our operations;

•	the infringement or duplication of our proprietary technology could increase our competition and we could incur substantial costs in defending or pursuing any claims relating to proprietary rights;

•	network construction or upgrade delays and system disruptions or failures could prevent us from providing our services, cause us to lose customers and adversely affect our business;

•	we may be subject to liability arising from current or future litigation against us;

•	we may infringe on third party intellectual property rights and could become involved in costly intellectual property litigation;

•	we are controlled by our principal stockholder, which limits the ability of other stockholders to affect our management.

The forward-looking statements are made as of the date of this Annual Report on Form 10-K, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our Reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, including our reports on Forms 10-Q and 8-K.

Overview

General

IDT Corporation is a facilities-based multinational communications company that provides services and products to retail and wholesale customers worldwide. We also operate several media and entertainment-related businesses, most of which are currently in the early stages of their development. Since completing our organizational restructuring during Fiscal 2001, which elevated IDT Corporation to a holding company, we have conducted our operations through two principal subsidiaries: (i) IDT Telecom, consisting of our Retail Telecommunications Services business segment and our Wholesale Telecommunications business segment; and (ii) IDT Media (previously known as IDT Ventures), consisting of our Media business segment.

In December 2001, we acquired substantially all of the core domestic telecommunications assets of Winstar Communications, Inc., and certain of its subsidiaries (“Old Winstar”), which are debtors and debtors in possession in bankruptcy proceedings pending before the U.S. Bankruptcy Court for the District of Delaware. Old Winstar operated as a CLEC in many jurisdictions using fixed-wireless technology. Old Winstar’s core business was to provide telephone and data transmission services to enterprise and government customers. Winstar’s operations are now conducted through our third primary subsidiary, Winstar Holdings, LLC (“Winstar”), consisting of our Winstar business segment.

We have grown our revenues rapidly throughout our history, and our revenue growth continued in Fiscal 2002. We generated total revenues of $1.1 billion, $1.2 billion and $1.5 billion in Fiscal 2000, Fiscal 2001 and Fiscal 2002, respectively. Our losses from operations were $216.6 million, $432.7 million and $224.3 million in Fiscal 2000, Fiscal 2001 and Fiscal 2002, respectively. Excluding impairment charges, our losses from operations were $216.6 million, $233.4 million and $110.0 million in Fiscal 2000, Fiscal 2001 and Fiscal 2002, respectively. Minutes of use from IDT Telecom’s businesses (excluding consumer long distance services) have grown from 4.3 billion minutes in Fiscal 2000 to 7.0 billion minutes in Fiscal 2001, and 11.3 billion minutes in Fiscal 2002.

History

We entered the telecommunications business in 1990, offering call reorigination services, and since then have offered a variety of telecommunications services as market opportunities presented themselves.

We entered the consumer long distance business in late 1993 by reselling long distance services of other carriers to our existing customers. As a value-added service for our domestic long distance customers, we began offering Internet access in early 1994, eventually offering dial-up and dedicated Internet access to individuals and businesses as stand-alone services. In 1995, we began reselling to other long distance carriers access to the favorable telephone rates and special tariffs we receive as a result of the calling volume generated by our call reorigination customers. Through Net2Phone, Inc. (“Net2Phone”), then our wholly-owned subsidiary, we entered the Internet telephony market in August 1996 with our introduction of PC2Phone, the first commercial telephone service to connect calls between personal computers and telephones over the Internet.

We began marketing and selling prepaid calling cards in January 1997. In May 1998, we acquired a 51% interest in UTA, which distributes our prepaid calling cards in key markets nationwide. In April 1998, we also acquired InterExchange, an operator of a large international prepaid calling card platform in the United States, and a provider of other telecommunications services. In February 2001, we acquired the prepaid calling card business of PT-1 Communications (“PT-1”), further expanding our share of the prepaid calling card market.

The initial public offering of our Common Stock occurred on March 15, 1996. Our Common Stock was quoted on Nasdaq National Market until February 26, 2001, when it was listed on the New York Stock Exchange. On May 31, 2001, we distributed a stock dividend of one share of Class B Common Stock for each outstanding share of our Common Stock, Class A Common Stock and Class B Common Stock. On June 1, 2001, our Class B Common Stock was listed on the New York Stock Exchange.

On August 3, 1999, Net2Phone, then our subsidiary, completed an initial public offering of 6.2 million shares of its common stock, yielding $85.3 million in net proceeds. In December 1999, Net2Phone completed a secondary offering of 3.4 million shares of its common stock yielding $177.8 million in net proceeds. In connection with that offering, we also sold 2.2 million Net2Phone shares, generating $115.0 million in net cash proceeds to us. In August 2000, we completed the sale of 14.9 million shares of Net2Phone common stock to AT&T, receiving approximately $1.0 billion in cash proceeds.

On October 23, 2001, we entered into an agreement to lead a consortium that now holds approximately 46% of Net2Phone’s outstanding capital stock. The consortium consists of us, Liberty Media Corporation (“Liberty Media”) and AT&T. As part of the agreement, we and AT&T contributed shares of Net2Phone Class A common stock (approximately 10.0 million and 18.9 million shares, respectively) to a newly formed limited liability company (the “LLC”). Liberty Media then acquired a substantial portion of the LLC’s units from AT&T. The LLC now holds an aggregate of 28.9 million shares of Net2Phone’s Class A common stock. We are the managing partner of the LLC. Because the LLC holds Class A common stock with two votes per share, the LLC has approximately 63% of the voting power in Net2Phone. We hold the controlling membership interest in the LLC.

On December 19, 2001, we, through our wholly owned subsidiary IDT Winstar Acquisition, LLC, which was later renamed Winstar Holdings, LLC (“Winstar”), acquired the core domestic telecommunications assets of Old Winstar in exchange for (i) $30 million in cash, (ii) $12.5 million of our Class B Common Stock, and (iii) 5% of Winstar, in a transaction pursuant to Section 363 of the United States Bankruptcy Code. On April 16, 2002, we acquired the 5% of Winstar that we did not own from WCI Capital Corp., one of the debtors in Winstar’s bankruptcy case (and the entity designated by the estate to hold the equity interest) for $13.3 million of our Class B Common Stock.

Outlook

In recent years, we have derived the majority of our revenues from IDT Telecom’s businesses, consisting primarily of our Retail Telecommunications Services segment, which markets prepaid, and rechargeable calling cards and consumer long distance services, and our Wholesale Telecommunications Services segment, which markets wholesale carrier services. These businesses have accounted for the bulk of our operating expenses as well (excluding impairment charges). In Fiscal 2002, IDT Telecom’s revenues accounted for 93.4% of our total revenues, compared to 97.9% in Fiscal 2001 and 93.5% in Fiscal 2000.

Within IDT Telecom’s business, we have experienced a significant shift in mix between our Retail Telecommunications Services and our Wholesale Telecommunications Services revenues. In Fiscal 2002, IDT Telecom’s Retail Telecommunications Services revenues (calling cards and consumer long distance) accounted for 78.4% of its total revenues, compared to 67.8% in Fiscal 2001 and 49.1% in Fiscal 2000. This shift in revenue mix is primarily attributable to three factors:

•	the growth in our calling card sales, due to increased marketing efforts, and to a lesser extent, the acquisition of the calling card operations of PT-1 in Fiscal 2001;

•	the increase in consumer long distance revenues, reflecting the introduction, and growth of, our flat-rate $0.05 per minute calling plan; and

•
the decline in wholesale carrier revenues, due to the deteriorating credit quality of a portion of our customer base, which led to our decision to curtail or cease completely our sales to certain of these customers.

In Fiscal 2003, we anticipate an increase in our wholesale carrier revenues, as the sequential revenue gains made during the final three quarters of Fiscal 2002 continue. We anticipate growth in IDT Telecom’s Retail Telecommunications Services revenues as well, and we expect that Retail Telecommunications Services revenues will continue to account for approximately 75% to 80% of IDT Telecom’s total revenues over the next fiscal year.

The worldwide telecommunications industry has been characterized in recent years by intense price competition, which has resulted in a significant decline in both our average per-minute price realizations and our average per-minute termination costs. During Fiscal 2002, our average price realization was $0.120 per minute, down 17% from $0.145 in Fiscal 2001, while our average termination cost per-minute dropped 26%, to $0.072 in Fiscal 2002, from $0.097 in Fiscal 2001.

The lower price environment has led some of our competitors to de-emphasize their retail services and/or wholesale carrier operations in order to focus on higher margin telecommunications businesses. In addition, many of our competitors in both of these market segments have ceased operations altogether. This has helped us gain some market share, particularly in the retail calling card business. However, in both the retail services and wholesale carrier businesses, our remaining competitors, although fewer in number, have continued to aggressively price their services. This has led to continued erosion in pricing power, both in our retail and wholesale markets, and we have generally had to pass along our per-minute cost savings to our customers, in the form of lower prices. Therefore, although IDT Telecom’s minutes of use have been increasing strongly, IDT Telecom’s revenues have increased at a much slower rate. Although we do not anticipate that our per-minute price realizations will continue to drop at the same rate as in Fiscal 2002, we do expect to see some further price declines in Fiscal 2003, as the markets in which we compete have generally remained competitive.

We have also developed various new businesses within our IDT Media segment (formerly known as IDT Ventures), which generated revenues of $21.3 million in Fiscal 2002. During Fiscal 2002, IDT Media incurred $20.9 million in operating losses for these business ventures, exclusive of impairment charges. We anticipate that IDT Media will continue to incur significant costs related to its existing and other new businesses. The timing and magnitude of further revenues and/or operating profits from these new businesses remains uncertain.

Within our Winstar subsidiary, we took significant steps to reduce the operating losses that Winstar has experienced since our acquisition of the assets of Old Winstar in December 2001. During the fourth quarter of Fiscal 2002, Winstar’s operating loss was $33.6 million, compared with an operating loss of $43.9 million in the third quarter of Fiscal 2002, which was the first full quarter of operations for the Winstar segment after the acquisition. We expect Winstar to continue to reduce its operating losses during Fiscal 2003, aided by a combination of increased revenues and improved cost controls.

Revenues

During Fiscal 2002, we continued to grow our telecommunications businesses, with revenues from IDT Telecom operations increasing from $1,204.5 million during Fiscal 2001 to $1,430.7 million during Fiscal 2002. IDT Telecom revenues as a percentage of total revenues were 93.4% in Fiscal 2002, down from 97.9% in Fiscal 2001, reflecting the inclusion in total consolidated revenues in Fiscal 2002 of revenues from the Winstar segment, which was acquired in December 2001. IDT Telecom derives its revenues primarily from the following activities:

•	retail telecommunications services, including:

•	domestic and international prepaid and rechargeable calling cards; and

•	consumer long distance services to individuals and businesses; and

•	wholesale telecommunications services provided to other long distance carriers.

We generate revenues from the sale of our prepaid calling cards to distributors, selling them to distributors at a discount to their face values of different denominations, and recording the sales as deferred revenues until the card user utilizes the calling time. Calling cards also generate revenues through administrative fees (when applicable). In addition, our calling cards feature expiration dates. When a card expires with calling time left on the card, the dollar amount left on the card is then recorded as revenue.

Our Winstar segment generated revenues of $79.6 million in Fiscal 2002, representing 5.2% of our total consolidated revenue. Winstar generates revenues through the provision of telephony and broadband services to commercial and governmental customers. Using its fixed-wireless and fiber network, Winstar offers a variety of services including:

•	local and long distance phone services;

•	high speed Internet and data communications;

•	mobile network infrastructure; and

•	web hosting.

Concentration of Customers

Our most significant customers consist of either distributors of IDT Telecom’s calling cards or long distance carriers to whom IDT Telecom provides wholesale telecommunications services. While they may vary from quarter to quarter, our five largest customers accounted for 15.2% of total consolidated revenues in Fiscal 2002. This concentration of revenues increases our risk associated with nonpayment by customers. This risk has, in general, become more acute in recent quarters for us as several customers have declared bankruptcy or are facing financial difficulties, and now pose increased credit risks. We perform ongoing credit evaluations of our significant retail and wholesale carrier customers, but historically we have not required collateral to support accounts receivable from our customers. In light of the deteriorating credit quality of some of our customers, however, IDT Telecom has been imposing stricter credit restrictions on some customers. In some cases, this has resulted in IDT Telecom sharply curtailing or ceasing completely the sales to certain customers. IDT Telecom also attempts to mitigate its financial exposure with certain wholesale carriers by offsetting receivables from these wholesale customers with payables due to them for purchases of telecommunications services (including both minutes termination and connectivity). In this way, IDT Telecom can continue to sell services to these wholesale customers, while maintaining a net unrisked position, in terms of receivables and payables.

Costs and Expenses

Direct cost of revenues for IDT Telecom’s services consist primarily of three major categories:

•	termination costs;

•	network costs; and

•	toll-free costs.

Termination costs represent costs associated with the transmission and termination of international and domestic long distance services, and consist mainly of amounts paid to other long distance carriers to carry our traffic. Historically, this expense has primarily been variable, with a price paid on a per-minute basis. Even on a per-minute basis, this cost tends to fluctuate frequently. These costs dropped significantly during Fiscal 2002, reflecting the decline in prices in the long distance sector.

Network costs are fixed for a range of minutes of use, and include customer/carrier interconnect charges and leased fiber circuit charges. Local circuits are generally leased for a 12 to 24 month term, while long haul circuits generally are leased for longer terms. Although these are not purely variable costs, where the cost increases for each additional minute carried on our suppliers’ networks, a general growth in minutes will result in incrementally higher network costs as more circuits are added to interconnect with customers or carriers, and more circuits are leased to expand the size of our network. IDT Telecom’s costs on a per-circuit basis have been dropping due to the current abundance of supply of both local and long-haul fiber in the United States and Europe, as well as transatlantic fiber. In Fiscal 2003, we anticipate that IDT Telecom’s network costs will increase in absolute dollar terms, as IDT Telecom adds more circuits to accommodate its anticipated growth of telecommunications traffic. On a per-minute basis, however, we anticipate that IDT Telecom will be able to lower these costs further, as it replaces circuits with expiring contracts with lower-priced circuits.

Toll-free costs are variable costs paid to providers of toll-free services used primarily by our calling card customers to access our debit card platform. On a per-minute basis, these costs dropped 32% to $0.013 in Fiscal 2002, from $0.019 in Fiscal 2001, reflecting lower rates from IDT Telecom’s suppliers and more efficient routing by IDT Telecom of these minutes as it uses its least-cost-routing (LCR) platform. In Fiscal 2003, we anticipate higher toll-free costs in absolute dollar terms, reflecting an anticipated increase in toll-free minutes arising from an increase in our calling card operations. On a per-minute basis, we expect our toll-free costs to remain relatively unchanged in Fiscal 2003.

As IDT Telecom expands its telecommunications network and traffic volumes, the cost of revenues will increasingly consist of fixed costs associated with leased lines. The fixed nature of these costs may lead to larger fluctuations in gross margins, depending on the minutes of traffic and associated revenues we generate. We also expect that these factors will cause the direct cost of revenues to decline as a percentage of revenues over time. In the short term, we believe that IDT Telecom’s gross margins will be dictated in large part by the relative changes in termination costs and per-minute prices paid by its customers. During Fiscal 2002, IDT Telecom’s per-minute costs for terminating traffic fell at a faster rate than did our per-minute price realizations. This led to margin expansion during Fiscal 2002, to 22.6%, from 12.3% in Fiscal 2001. However, it is possible that during Fiscal 2003 our price realizations might drop at a faster rate than will our per-minute termination costs, resulting in gross margin contraction.

Selling expenses consist primarily of sales commissions paid to internal salespersons and advertising costs, which are the primary costs associated with the acquisition of customers. General and administrative expenses include salaries, benefits, professional fees, rent and other corporate overhead costs. These costs have increased in recent fiscal years due to the development and expansion of our operations and corporate infrastructure. As we continue to expand both the scale and geographic scope of our telecommunications activities, and continue to incur expenditures related to new business ventures that are beyond the scope of our existing core businesses, we anticipate that selling, general and administrative expenses will continue to increase.

IDT Media’s revenues are generally associated with higher selling, general and administrative expenses than are our telecommunications revenues. Within IDT Telecom’s operations, retail revenues (calling card and consumer long distance) generally have higher selling, general and administrative expenses than our wholesale sales of telecommunications services. Within IDT Telecom’s retail telecommunications businesses, revenues from the consumer long distance business are generally associated with much higher selling, general and administrative expenses than are revenues from calling card sales. With consumer long distance expected to account for a larger proportion of IDT Telecom’s revenues, and with IDT Media’s businesses expected to exhibit faster revenue growth than will IDT Telecom’s businesses, we anticipate that our selling, general and administrative expenses will increase as a percentage of total revenues.

Winstar’s direct costs are predominantly fixed in nature, and consist primarily of two components: (i) connectivity for the network backbone, including both local and long haul circuits, and (ii) lease payments for the network of buildings, including customer sites, hub sites and switch sites.

Capital Markets Activities

On May 4, 2001, we declared a stock dividend of one share of our Class B Common Stock for every one share of our Common Stock, Class A Common Stock and Class B Common Stock. The holders of our Class B Common Stock are entitled to one-tenth of a vote per share. We distributed the dividend shares on May 31, 2001 to shareholders of record on May 14, 2001. Our Class B Common Stock was listed on the New York Stock Exchange on June 1, 2001 under the ticker symbol “IDT.B”.

Our Board of Directors has authorized the repurchase of up to 45 million shares (adjusted for the May 2001 stock dividend) of our Common Stock and Class B Common Stock. During Fiscal 2002, we repurchased approximately 1.4 million shares of our Common Stock, for an aggregate purchase price of $15.6 million. Combined with the 6.8 million (adjusted) shares and 7.4 million (adjusted) shares repurchased during Fiscal 2001 and Fiscal 2000, respectively, we have repurchased a total of 15.6 million shares of Common Stock under the share repurchase program through the end of Fiscal 2002, of which 6.2 million shares were retired as of July 31, 2002.

Critical Accounting Policies

The SEC recently issued disclosure guidance for “critical accounting policies.” The SEC defines critical accounting policies as those accounting policies that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The following is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 1 to our Consolidated Financial Statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result. We have identified the following as accounting policies critical to us:

•	revenue recognition;

•	allowance for doubtful accounts;

•	goodwill; and

•	valuation of long-lived and intangible assets.

Revenue Recognition

Our communications services are recognized as revenue when services are provided. Revenue on sales of prepaid calling cards is deferred upon activation of the cards and recognized as the card balances are decremented based on minute usage and service charges. Unused balances are recognized as revenue upon expiration of the calling cards, which is generally the later of six months from the date of first use and twelve months from activation.

Revenues at our Winstar segment related to high-speed Internet and data services and local and long-distance voice services are recognized when services are provided.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses which result from the inability of our customers to make required payments. We base our allowances on our determination of the likelihood of recoverability of accounts receivable based on past experience and current collection trends that are expected to continue. If economic or specific industry trends worsen beyond our estimates, we would increase our allowances for doubtful accounts by recording additional expense.

Goodwill

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but are subject to impairment tests, performed at least annually, in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

We chose to early adopt the new rules on accounting for goodwill and other intangible assets and began to apply them beginning in the first quarter of Fiscal 2002. As such, we performed the required impairment tests of goodwill as of August 1, 2001, and as a result, we recorded an impairment charge of $147.0 million, net of income taxes of $3.5 million. The impairment charge was recorded in the first quarter of Fiscal 2002 as a cumulative effect adjustment of a change in accounting principle. In Fiscal 2002, we also recorded goodwill of $4.9 million as a result of acquisitions, primarily in our IDT Media business segment.

The annual goodwill impairment assessment involves estimating the fair value of the reporting unit and comparing it with its carrying amount. If the carrying value of the reporting unit exceeds its fair value, additional steps are followed to recognize a potential impairment loss. Calculating the fair value of the reporting units requires significant estimates and assumptions by management. Should our estimates and assumptions regarding the fair value of our reporting units prove to be incorrect, we may be required to record an impairment loss to our goodwill in future periods and such impairment loss could be material. We estimate the fair value of our reporting units by applying discounted cash flows methodologies, as well as third party market value indicators.

Valuation of Long-Lived and Intangible Assets

We assess the recoverability of our long-lived assets and identifiable intangible assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors we consider important which could trigger an impairment review include:

•	significant underperformance relative to expected historical performance or projected future operating results;

•	significant changes in the manner or use of the acquired assets or the strategy of our overall business;

•	significant adverse changes in the business climate in which we operate; and

•	loss of a significant contract.

If we determined that the carrying value of certain long-lived assets or identifiable intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would measure any impairment based on the projected undiscounted cash flows, less the carrying amount of the asset. If the expected undiscounted future cash flows were less than the carrying value of the asset, we would record an impairment loss based on the difference between the estimated fair value and the carrying value.

Results of Operations

The following table sets forth the percentage of revenues represented by certain items in our statements of operations (revenues and costs and expenses are presented net of intercompany transactions):

	Year Ended July 31,
	2000	2001	2002
Revenues:
Retail Telecommunications Services:
Domestic and international prepaid, rechargeable and private label calling cards	43.6%	61.3%	65.9%
Consumer long distance services	2.3	5.0	7.3
Wholesale Telecommunications Services	47.6	31.6	20.2
Winstar	0.0	0.0	5.2
Internet Telephony	5.1	0.0	0.0
Media	1.4	2.1	1.4

	100.0	100.0	100.0
Costs and expenses:
Direct cost of revenues (exclusive of items shown below)	83.9	86.7	78.7
Selling, general and administrative	31.5	27.4	24.2
Depreciation and amortization	4.4	4.9	4.3
Impairment charges	0.0	16.2	7.5

Total costs and expenses	119.8	135.2	114.7

Loss from operations	(19.8)	(35.2)	(14.7)
Interest income, net	0.7	4.3	1.4
Other income (expense):
Equity in loss of affiliates	(0.6)	(6.1)	(2.8)
Gain on sales of subsidiary stock (1)	32.0	84.3	0.0
Investment and other income (expense), net	23.6	13.4	(0.8)

Income (loss) before minority interests, income taxes, extraordinary item and cumulative effect of accounting change	35.9%	60.7%	(16.9)%

(1)	Consists of gains from sales of Net2Phone Class A common stock.

Accounting Treatment of Net2Phone

On August 11, 2000, we sold 14.9 million of our shares of Net2Phone Class A common stock to AT&T for $75 per share. Upon completing this transaction, our ownership interest in Net2Phone was reduced to approximately 10.0 million shares of Class A common stock, representing approximately a 16% ownership interest and a 21% voting interest. Consequently, beginning with the first quarter of Fiscal 2001, and through the end of Fiscal 2002, we did not consolidate Net2Phone’s results. Instead, we used the equity method to account for our ownership interest in Net2Phone. This change in the accounting treatment for our ownership stake in Net2Phone impacted the discussion of results for Fiscal 2001 compared to Fiscal 2000.

On October 23, 2001, we, Liberty Media and AT&T formed the LLC, which through a series of transactions among us, Liberty Media and AT&T now holds an aggregate of 28.9 million shares of Net2Phone’s Class A common stock. As of July 31, 2002, this holding represented approximately 46% of Net2Phone’s outstanding equity and approximately 63% of the total voting power of Net2Phone’s outstanding equity. The effective percentage held by each of the members of the LLC, including us, varies based on the market price for Net2Phone’s common stock and other factors. As of July 31, 2002, based on the market value of Net2Phone’s common stock in the fourth quarter of Fiscal 2002, we held a theoretical effective economic interest in Net2Phone of approximately 19.2% Liberty Media held approximately 22.7% and AT&T held approximately 3.6%.

We serve as the managing member of the LLC and have the right to appoint a majority of its board of managers. The board of managers directs the voting of all Net2Phone shares held by the LLC, thereby giving us effective control over the voting of the Net2Phone shares (but not their disposition, which requires consent of the members ) held by the LLC.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. SFAS 144 also amends Accounting Research Bulletins (“ARB”) 51, Consolidated Financial Statements, as amended by SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We adopted SFAS 144 as of August 1, 2002. As a result, we no longer account for our investment in Net2Phone under the equity method of accounting, but instead account for it under the consolidation method of accounting. The change in accounting method will not alter the net income or loss that we would have reported had we continued to account for our investment in Net2Phone under the equity method of accounting. Summarized financial information of Net2Phone for the Fiscal years ended July 31, 2001 and 2002 is as follows:

	2001	2002
	(in thousands)
Total current assets	$287,572	$114,138
Total assets	411,403	171,696
Working capital	218,100	60,321
Revenues	150,198	137,855
Loss from operations	(240,210)	(257,794)

In conjunction with the formation of the LLC, we guaranteed to AT&T the value of approximately 1.4 million shares of IDT Class B Common Stock held by AT&T. Pursuant to the guarantee the value of the IDT Class B Common Stock held by AT&T covered by the guarantee is less than $27.5 million on October 19, 2002, and AT&T or its affiliates retains all of the shares as of that date, then we will be obligated to pay AT&T the difference, in cash, additional shares of IDT Class B Common Stock, or a combination of the two, at our option. In connection with this obligation, we recorded in “investment and other income (expense)” a net charge of $5.3 million in Fiscal 2002. We were subject to additional charges of $1 million through October 19, 2002, based on changes in the market value of IDT Class B Common Stock. As a result, our total liability is $6.3 million as of October 19, 2002.

Fiscal 2002 Compared to Fiscal 2001

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations, which includes the impact from depreciation, amortization and impairment charges, but prior to interest income (expense), other income (expense), income taxes, extraordinary items and cumulative effect of accounting changes. Accordingly, certain adjustments are properly not reflected in the operating business segments discussions, but are only reflected in our Consolidated company discussion.

Consolidated

Revenues.    Our revenues increased 24.4%, from $1,230.9 million in Fiscal 2001 to $1,531.6 million in Fiscal 2002. Excluding our Winstar segment, which was acquired in Fiscal 2002, our revenues increased 18.0%, to $1,452.0 million in Fiscal 2002. The increase in our consolidated revenues is mainly attributable to an 18.8% increase in IDT Telecom’s revenues. The growth in IDT Telecom’s revenues primarily resulted from a 55% growth in minutes of use (excluding minutes related to our consumer long distance business) from 7.0 billion in Fiscal 2001 to 11.3 billion in Fiscal 2002.

Direct Cost of Revenues.    Direct cost of revenues increased by 13.0%, from $1,066.8 million in Fiscal 2001 to $1,205.0 million in Fiscal 2002. Excluding our Winstar segment, direct cost of revenues increased 4.0% to $1,109.3 million in Fiscal 2002. As a percentage of total revenues, direct costs decreased from 86.7% in Fiscal 2001 to 78.7% in Fiscal 2002 (76.4% excluding our Winstar segment). The increase in absolute dollar terms is due primarily to the significant growth in our telecommunications minutes of use. The decline in direct costs as a percentage of revenues is due to decreases in termination and other direct costs, as measured on a per-minute basis, which outweighed the decline in average revenue-per-minute, as detailed below.

Selling, General and Administrative.    Selling, general and administrative expenses increased 9.9%, from $337.1 million in Fiscal 2001 to $370.6 million in Fiscal 2002. Excluding our Winstar segment, selling, general and administrative expenses decreased 11.9% to $296.8 million in Fiscal 2002. As a percentage of total revenues, selling, general and administrative expenses decreased from 27.4% in Fiscal 2001 to 24.2% in Fiscal 2002 (20.4% excluding the Winstar segment). The decline in selling, general and administrative expenses, in both absolute dollar terms (excluding our Winstar segment) and as a percentage of revenues, was due to the absence in Fiscal 2002 of several items recorded during Fiscal 2001, including (i) $6.0 million in costs relating to the discontinuation of IDT Wireless, (ii) expenses of $12.5 million related to management incentive compensation arising from the completion of the sale of our shares of Net2Phone Class A common stock to AT&T, (iii) $26.4 million in non-cash expenses incurred in relation to the establishment of a corporate charitable foundation, which was funded with our Class B Common Stock, and (iv) $6.5 million in executive severance, amendments of option agreements and other expenses incurred in connection with our organizational restructuring.

We anticipate that selling, general and administrative expenses will increase in dollar terms in the future, and will continue to be a significant percentage to total revenues, as we expand both IDT Telecom’s businesses and our new Winstar and Media businesses.

Depreciation and Amortization.    Depreciation and amortization expenses increased 9.3%, from $60.4 million in Fiscal 2001 to $66.0 million in Fiscal 2002. Excluding our Winstar segment, depreciation and amortization expenses decreased 1.8%, to $59.3 million in Fiscal 2002. As a percentage of revenues, depreciation and amortization expenses decreased from 4.9% in Fiscal 2001 to 4.3% in Fiscal 2002 (4.1% excluding our Winstar segment). Excluding the Winstar segment, depreciation and amortization expenses decreased, in absolute dollar terms, primarily because we no longer amortize goodwill as a result of our adoption, as of August 1, 2001, of SFAS No. 142. Partially offsetting the decrease in amortization expenses is the increase in depreciation expenses as a result of our higher fixed asset base during Fiscal 2002, reflecting the expansion of our telecommunications network infrastructure and facilities. Depreciation and amortization expenses declined as a percentage of revenues, due to the adoption of SFAS No. 142, as well as the increase in revenues in Fiscal 2002. We anticipate that depreciation expenses will continue to increase in absolute dollars, as we continue to add to our asset base, particularly in IDT Telecom’s businesses as we implement our growth strategy.

Impairment Charges.    We recorded impairment charges of $114.3 million during Fiscal 2002, compared to impairment charges of $199.4 million recorded in Fiscal 2001. Impairment charges included charges of $110.4 million and $193.4 million during Fiscal 2002 and 2001, respectively, relating to the write down of the value of our Tycom Ltd. (“TyCom”) undersea fiber asset, reflecting the significant erosion of the market value of undersea fiber. During Fiscal 2002, we recorded additional impairment charges of $3.9 million, reflecting the write-down of certain decommissioned European telecommunications switch equipment and certain discontinued wireless-related equipment. During Fiscal 2001, additional impairment charges of $6.0 million were recorded to write down certain equipment previously used to provide dial-up Internet access services.

Loss from Operations.    Our loss from operations was $224.3 million in Fiscal 2002 compared to our loss from operations of $432.7 million in Fiscal 2001. Excluding our Winstar segment, our loss from operations was $127.7 million in Fiscal 2002. The reduction in our loss from operations was due to IDT Telecom’s increased revenues and gross margins, the decrease in overall selling, general and administrative expenses (excluding our Winstar segment), as well as lower impairment charges in Fiscal 2002 compared to Fiscal 2001.

Interest and Other Income (Expense).    Net interest income amounted to $21.8 million in Fiscal 2002, compared to net interest income of $52.8 million in Fiscal 2001. The reduction in net interest income was due to lower rates of return earned by our invested cash, cash equivalents and marketable securities, reflecting the significant drop in market interest rates during Fiscal 2002.

Other income (expense) amounted to an expense of $56.1 million in Fiscal 2002, compared to income of $1,127.4 million in Fiscal 2001. Included in other income (expense) in Fiscal 2002 were losses of $41.4 million and $2.6 million associated with recording our pro-rata share of Net2Phone and other affiliates’ losses, respectively, through the equity method, a charge of $5.3 million related to an obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T, and net losses from a variety of other investments totaling $6.8 million.

Included in other income (expense) in Fiscal 2001 is a realized gain of $1,037.7 million on our sale of 14.9 million shares of Net2Phone Class A common stock to AT&T and $313.5 million in gains related to the settlement of our lawsuit with TyCom. Partially offsetting this income was a recognized loss of $129.2 million related primarily to the sale of some of our Terra Networks, S.A. (“Terra”) shares, as well as other losses, including losses of approximately $58.8 million, $14.6 million and $1.7 million associated with recording our pro-rata share of Net2Phone, Teligent, Inc. (“Teligent”) and other affiliates losses, respectively, through the equity method and net losses from a variety of other investments totaling $19.5 million.

Income Taxes.    We recorded an income tax benefit of $124.3 million in Fiscal 2002, compared to an income tax expense of $209.4 million in Fiscal 2001.

Cumulative Effect of Accounting Change.    In accordance with our adoption of SFAS No. 142, we performed the required impairment tests of goodwill as of August 1, 2001, and we recorded an impairment charge of $147.0 million, net of income taxes of $3.5 million. The impairment charge was recorded as a cumulative effect adjustment of a change in accounting principle.

Net Income (Loss).    Our consolidated net loss, after the cumulative effect adjustment of a change in accounting principle detailed above, was $303.3 million in Fiscal 2002 compared to consolidated net income of $532.4 million in Fiscal 2001. The recording of a net loss, versus net income in Fiscal 2001, was a result of the combined factors for each of the segments discussed below, as well as those items detailed above.

IDT Telecom—Retail Telecommunications Services and Wholesale Telecommunications Services Segments

Revenues. IDT Telecom’s revenues increased 18.8%, from $1,204.5 million in Fiscal 2001 to $1,430.7 million in Fiscal 2002.

IDT Telecom’s revenues increased primarily as a result of a 55% growth in minutes of use (excluding minutes related to our consumer long distance business) from 7.0 billion in Fiscal 2001 to 11.3 billion in Fiscal 2002. IDT Telecom increased its minutes in both its retail telecommunications services (calling cards and consumer long distance) and wholesale telecommunications services segments, in both the U.S. and international operations. IDT Telecom’s minutes of use grew at a faster rate than did its revenues, reflecting a decline in its average revenues per minute from $0.145 in Fiscal 2001 to $0.120 in Fiscal 2002. IDT Telecom’s decrease in its average revenues per minute is due to a number of factors, including (i) continued pricing pressure in both retail and wholesale markets, (ii) lower costs for terminating traffic, which allowed IDT Telecom, in turn, to lower its prices to maintain/capture market share, and (iii) a continued shift in mix towards retail calling card revenues. IDT Telecom’s average revenue-per-minute on retail calling cards is generally lower than its average revenue-per-minute in its wholesale carrier business, as lower revenue-per-minute destinations, such as the United States and Mexico, account for a larger proportion of overall minutes in its retail calling card business.

Revenues from IDT Telecom’s retail telecommunications services increased 37.4%, from $816.4 million in Fiscal 2001 to $1,121.7 million in Fiscal 2002, as a result of increased sales of IDT-branded calling cards and higher consumer long distance revenues. As a percentage of IDT Telecom’s overall revenue, retail telecommunications services’ revenues increased from 67.8% in Fiscal 2001 to 78.4% in Fiscal 2002. IDT Telecom’s calling card sales increased 33.6%, from $754.9 million in Fiscal 2001 to $1,008.9 million in Fiscal 2002, fueled by the introduction of several new calling cards in the United States, which allowed us to continue to expand our distribution beyond our traditional Northeastern U.S. territory, as well as the continued strong growth of European operations, both in our U.K. market, as well as in other markets such as Spain and the Netherlands. In both the United States and Europe, IDT Telecom continued to take market share from competitors that have scaled back their calling card operations or have left the market entirely. During Fiscal 2002, IDT Telecom launched calling card operations in Argentina. Although sales of calling cards in this region during Fiscal 2002 were not material, we expect sales in Latin America to be a significant driver of IDT Telecom’s overall calling card sales growth during Fiscal 2003.

Calling card sales as a percentage of IDT Telecom’s retail telecommunications services revenues decreased from 92.5% in Fiscal 2001 to 89.9% in Fiscal 2002, as revenues from consumer long distance services grew at a faster rate than did calling card revenues. Revenues from consumer long distance services, in which we act as a switchless reseller of another company’s network, experienced significant growth in minutes of use in Fiscal 2002, with revenues increasing 97.1%, from $56.1 million in Fiscal 2001 to $110.5 million in Fiscal 2002. The consumer long distance revenues gains are attributable to the continued aggressive growth of our flat-rate, $0.05 a minute long distance calling plan, which has been driven by increased marketing expenditures, resulting in a significant increase in the number of consumer long distance customers. At the end of Fiscal 2002, we had approximately 515,000 active customers for our consumer long distance services, compared to approximately 240,000 customers at the end of Fiscal 2001.

Revenues from IDT Telecom’s other retail telecommunications services businesses, consisting primarily of call reorigination services, amounted to $2.4 million in Fiscal 2002, versus $5.4 million in Fiscal 2001.

IDT Telecom’s wholesale telecommunications services revenues declined 20.4%, from $388.1 million in Fiscal 2001 to $309.0 million in Fiscal 2002. As a percentage of IDT Telecom’s total revenues, wholesale telecommunications services revenues decreased from 32.2% in Fiscal 2001 to 21.6% in Fiscal 2002. The decline in revenues occurred despite an increase in wholesale carrier minutes, reflecting a significant decline in the average revenue-per-minute. In recent years, IDT Telecom’s wholesale carrier business has curtailed or ceased completely our sales to financially unstable carriers. During Fiscal 2002, IDT Telecom continued to rebuild its customer base through the addition of new customers and by increasing sales to our larger, more financially stable customers. On a quarterly basis, IDT Telecom’s wholesale carrier revenues have sequentially increased during each of the last three quarters of Fiscal 2002, as the increase in minutes outweighed the decline in per-minute revenues. Looking to Fiscal 2003, we anticipate an increase in carrier revenues when compared to Fiscal 2002.

Direct Cost of Revenues.    Direct cost of revenues for IDT Telecom increased 4.8%, from $1,055.9 million in Fiscal 2001 to $1,106.9 million in Fiscal 2002, due to the higher revenues base. As a percentage of total revenues, direct costs declined to 77.4% in Fiscal 2002, from 87.7% in Fiscal 2001. The decrease in direct costs as a percentage of total revenues is attributable to several factors. Firstly, IDT Telecom’s per-minute termination costs decreased at a faster pace than did its per-minute price realizations, resulting in wider margins. In addition, toll-free costs and network-related costs were well-controlled because of continued operating efficiency gains and lower prices from suppliers. Finally, IDT Telecom benefited from a continued shift in revenues mix towards higher-margin retail telecommunications services business lines.

Included in direct cost of revenues for Fiscal 2002 is a $4.5 million charge related to the early termination of a long-term bandwidth contract, as we sought to take advantage of the lower bandwidth prices currently available to replace existing, above-market price bandwidth.

Selling, General and Administrative.    IDT Telecom’s selling, general and administrative expenses from IDT Telecom’s operations increased 16.4%, from $201.9 million in Fiscal 2001 to $235.1 million in Fiscal 2002. The increase in selling, general and administrative expenses for IDT Telecom’s operations is due to several factors, including increased sales and marketing efforts for our retail telecommunications services, such as calling cards and consumer long distance, as well as increased salaries, facilities costs and professional fees related to the expansion of our infrastructure and bases of operation to facilitate our current and anticipated future sales growth. During Fiscal 2002, our headcount increased 11.6%, from 1,098 at the end of Fiscal 2001, to 1,225 at the end of Fiscal 2002, resulting in additional payroll and other employee-related costs.

As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses amounted to 16.4% in Fiscal 2002, compared to 16.8% in Fiscal 2001, as the increases in these expenses generally corresponded with the revenue growth we experienced during the year.

Depreciation and Amortization.    IDT Telecom’s depreciation and amortization expense rose 9.0%, from $50.2 million in Fiscal 2001, to $54.7 million in Fiscal 2002, reflecting the continued expansion of our fixed asset base, as we invest to accommodate our current and anticipated future growth, offset by lower amortization expense as a result of our adoption of SFAS No. 142. As a percentage of IDT Telecom’s total revenues, depreciation and amortization expenses amounted to 3.8% in Fiscal 2002, versus 4.2% in Fiscal 2001.

Impairment Charges.    During Fiscal 2002, IDT Telecom recorded impairment charges of $3.2 million, reflecting the write-down of certain decommissioned European telecommunications switch equipment. No impairment charges were recorded by IDT Telecom during Fiscal 2001.

Income (Loss) from Operations.    Our telecommunications businesses recorded income from operations of $30.8 million in Fiscal 2002, compared to a loss of $103.6 million in Fiscal 2001. The reversal of the operating loss recorded in Fiscal 2001 resulted primarily from the revenue growth, gross margin expansion and well-controlled selling, general and administrative expenses described above.

IDT Media Segment (Formerly IDT Ventures Segment)

Revenues.    Revenues from IDT Media’s businesses decreased 19.3%, from $26.4 million in Fiscal 2001 to $21.3 million in Fiscal 2002. The decrease in IDT Media’s revenues reflects the gradual exit by IDT Media from its unprofitable dial-up Internet and Digital Subscriber Line (“DSL”) businesses. Currently, IDT Media’s revenues are primarily comprised of revenues from its CTM Brochure Display, Inc. (“CTM”) business, a brochure distribution company.

Direct Cost of Revenues.    IDT Media’s direct cost of revenues declined 78.2%, from $10.9 million in Fiscal 2001 to $2.4 million in Fiscal 2002. As a percentage of IDT Media’s revenues, these costs declined from 41.2% in Fiscal 2001 to 11.1% in Fiscal 2002. The decline in IDT Media’s direct costs, in both absolute dollar terms and as a percentage of revenue, reflects its exit from the dial-up Internet and DSL businesses, and a general refocusing of IDT Media’s portfolio of businesses. Although this refocusing of IDT Media’s business portfolio entailed a shift from more speculative ventures to more stable, entrepreneurial initiatives in the radio, technology and print media businesses, most of IDT Media’s businesses remain in the early stages of their development. As such, we anticipate that direct costs will continue to account for a relatively small percentage of IDT Media’s revenue, with most of the expenses associated with these businesses to be incurred in the form of selling, general, administrative and development costs.

Selling, General and Administrative.    IDT Media recorded $37.6 million in selling, general and administrative expenses in Fiscal 2002, compared to $74.3 million in Fiscal 2001. The decrease in selling, general, and administrative expenses in IDT Media’s businesses reflects its exit from the dial-up and DSL Internet access businesses, as well as the general refocusing of its portfolio of businesses. In addition, during Fiscal 2002, IDT Media implemented stricter management controls over operating expenses. IDT Media’s Fiscal 2001 selling, general and administrative expenses also included $6.0 million in expenses relating to the discontinuation of IDT Wireless, and expenses of $12.5 million related to management incentive compensation arising from the completion of the sale of our Net2Phone Class A common stock to AT&T.

Over the next few quarters, as our Media segment moves its different businesses through their respective development stages, we anticipate that IDT Media’s selling, general and administrative expenses will likely exceed, in absolute dollar terms, its revenues.

Depreciation and Amortization.    IDT Media’s depreciation and amortization expenses amounted to $2.3 million in Fiscal 2002, versus $7.5 million in Fiscal 2001. This decrease is due to the reduced fixed asset base resulting from our sale or impairment of assets associated with our former dial-up Internet and DSL businesses, as well as due to lower amortization expenses as a result of our adoption of SFAS No. 142. As a percentage of revenues, depreciation and amortization expenses fell to 10.6% in Fiscal 2002, from 28.4% in Fiscal 2001.

Impairment Charges.    We recorded impairment charges of $111.1 million during Fiscal 2002, compared to impairment charges of $199.4 million recorded in Fiscal 2001. Impairment charges included charges of $110.4 million and $193.4 million during Fiscal 2002 and 2001, respectively, relating to the write down of the value of our Tycom undersea fiber asset, reflecting the significant erosion of the market value of undersea fiber. During Fiscal 2002, we also recorded impairment charges of $0.7 million, reflecting the write-down of certain discontinued wireless-related equipment. During Fiscal 2001, impairment charges of $6.0 million were also recorded to write down certain equipment previously used to provide dial-up Internet access services.

Loss from Operations.    IDT Media’s loss from operations in Fiscal 2002 was $132.0 million, compared to an operating loss of $265.6 million in Fiscal 2001, reflecting the implementation of stricter management controls over operating expenses, as well as the refocusing of its business portfolio. IDT Media’s higher loss in Fiscal 2001 also reflects (i) the larger undersea fiber asset impairment, as detailed above, (ii) the impairment charge of $6.0 million to write down certain equipment previously used to provide dial-up Internet access services, and (iii) the $6.0 million in costs associated with the discontinuation of the IDT Wireless business.

Winstar Segment

We acquired Winstar in December 2001. Accordingly, the results of operations for our Winstar segment, which will be detailed below, will contain only references to the part of Fiscal 2002 during which we owned and operated Winstar. We will not make reference to Fiscal 2001 results we had not yet acquired Winstar during that period.

Revenues.    Revenues from our Winstar segment were $79.6 million in Fiscal 2002, representing 5.2% of our total revenues. Revenues declined quarter-to-quarter during the last two quarters of Fiscal 2002 as our Winstar segment exited selective geographical markets as well as its wireline resale business.

In Fiscal 2003, our Winstar segment will focus on its facilities-based switched broadband and local service offerings in 22 geographic markets. Within these 22 core markets, our Winstar segment has a network of over 3,000 provision-ready buildings (i.e., buildings in which its technology is currently deployed). Furthermore, our Winstar segment has access rights and options to connect to its network more than 1,800 additional buildings that are not currently outfitted for operation but that have lines-of-site to existing hub buildings.

Direct Cost of Revenues.    Direct cost of revenues for our Winstar segment were $95.7 million in Fiscal 2002. Direct cost of revenues consist primarily of two components, connectivity for the network backbone and lease payments for the network of provision-ready buildings. Network backbone costs totaled $77.3 million, accounting for 81% of total direct cost of revenues. Direct cost of revenues associated with lease payments for the building network accounted for $18.4 million. Direct cost of revenues trended down significantly from $42.1 million in the third quarter of Fiscal 2002 to $33.2 million in the fourth quarter of Fiscal 2002 as a result of various cost cutting initiatives undertaken by Winstar, including the grooming of its network backbone as well as re-negotiation of leases on its network of buildings.

Selling, General and Administrative.    Selling, general and administrative expenses associated with our Winstar segment were $73.8 million in Fiscal 2002. The main component of selling, general and administrative expenses was employee compensation and benefits, accounting for $40.8 million, or about 55% of total selling, general and administrative expenses. Although as a percentage of total selling, general and administrative expenses we expect this ratio to remain consistent, we believe that on a nominal basis employee compensation and benefits will be trending down, as exemplified by the decline to $13.9 million in the fourth quarter, as compared with $17.1 million recorded in the third quarter. Since the acquisition of Winstar in December 2001, overall headcount has been reduced from approximately 750 to approximately 470 currently. Overall, selling, general and administrative expenses fell from $31.9 million in the third quarter of Fiscal 2002 to $24.3 million in the fourth quarter of Fiscal 2002. The overall decrease, in addition to the aforementioned decline in employee compensation cost, can be attributed to a reduction of non-network rents, the rejection of various service contracts per the bankruptcy order, and synergies being realized by the Winstar/IDT relationship.

Depreciation and Amortization.    Depreciation and amortization expenses amounted to $6.7 million, representing 8.4% of our Winstar segment’s revenues in Fiscal 2002.

Loss from Operations.    Our Winstar segment’s loss from operations in Fiscal 2002 was $96.6 million. Losses from operations also trended down significantly quarter-over-quarter declining from a loss of $43.8 million in the third quarter of Fiscal 2002 to a loss of $33.6 million in the fourth quarter of Fiscal 2002. The improvement, as mentioned above, is due in large part to cost reductions in direct costs of revenues and selling, general and administrative expenses.

Corporate

Our Corporate division consists of corporate overhead, such as investment-related costs, corporate governance costs, public relations, treasury management and other general corporate expenses, as well as depreciation expenses. Such corporate services are shared generally by our other operating segments, and are not allocable to any specific segment. Our Corporate division does not generate any revenues, nor does it incur any direct cost of revenues.

Selling, General and Administrative.    We recorded $24.1 million in corporate overhead (including expenses associated with our treasury and investment activities) in Fiscal 2002, compared to $60.9 million recorded in Fiscal 2001. As a percentage of our total consolidated revenue, corporate selling, general and administrative expenses amounted to 1.6% in Fiscal 2002, compared to 5.0% in Fiscal 2001.

Corporate overhead in Fiscal 2001 included (i) $26.4 million in non-cash expenses incurred in connection with the establishment of a corporate charitable foundation, which was funded with our Class B Common Stock, and (ii) $6.5 million in executive severance, amendments of option agreements and other expenses incurred in connection with our organizational restructuring.

Depreciation and Amortization.    Our Corporate division’s depreciation expenses declined from $2.6 million in Fiscal 2001 to $2.4 million in Fiscal 2002.

Loss from Operations.    Our Corporate division’s loss from operations was $26.5 million in Fiscal 2002, compared to $63.5 million recorded in Fiscal 2001. Fiscal 2001 corporate overhead included (i) $26.4 million in non-cash expenses incurred in connection with the establishment of a corporate charitable foundation, and (ii) $6.5 million in executive severance, amendments of option agreements and other expenses incurred in connection with our organizational restructuring.

Fiscal 2001 Compared to Fiscal 2000

Results of Operations

Consolidated

Revenues.    Our revenues increased 12.5%, from $1,093.9 million in Fiscal 2000 to $1,230.9 million in Fiscal 2001. The increase in our total consolidated revenues in Fiscal 2001 was due to a 17.7% increase in IDT Telecom’s revenues, which resulted primarily from a 65.9% increase in telecommunications minutes-of-use.

As a result of the change in accounting for our ownership interest in Net2Phone from the consolidation method to the equity method, we did not record Internet Telephony segment revenues in Fiscal 2001. Internet Telephony segment revenues amounted to $56.1 million in Fiscal 2000. Internet Telephony segment revenues as a percentage of total consolidated revenues amounted to 5.1% in Fiscal 2000. Excluding the effect of our Internet Telephony segment’s revenues in Fiscal 2000, total consolidated revenues in Fiscal 2001 increased 18.6%. In 2001, we recorded a loss of $58.8 million, to recognize our pro-rata share of Net2Phone’s losses under the equity method.

Direct Cost of Revenues.    Direct cost of revenues increased by 16.2%, from $918.3 million in Fiscal 2000 to $1,066.8 million in Fiscal 2001. As a percentage of our total revenues, these costs increased from 83.9% in Fiscal 2000 to 86.7% in Fiscal 2001. The increase in direct cost of revenues in both absolute dollar terms and as a percentage of revenues, was the result of the pricing pressure experienced by both IDT Telecom’s retail telecommunications services and wholesale telecommunications services business segments, as detailed below. These increases were partially offset by the exclusion of direct cost of revenues related to our Internet Telephony segment, reflecting the deconsolidation of Net2Phone in Fiscal 2001. These direct costs amounted to $27.9 million in Fiscal 2000. Excluding Net2Phone’s direct cost of revenues in Fiscal 2000, total consolidated direct cost of revenues in Fiscal 2001 increased 19.8%.

Selling, General and Administrative.    Our selling, general and administrative expenses decreased 1.9%, from $343.7 million in Fiscal 2000 to $337.1 million in Fiscal 2001. As a percentage of total revenues, these costs decreased from 31.4% in Fiscal 2000 to 27.4% in Fiscal 2001. The decline in selling, general and administrative expenses, in dollar terms, is primarily due to the exclusion in Fiscal 2001 of selling, general and administrative expenses related to our Internet Telephony segment. In Fiscal 2000, we recorded $147.3 million in Net2Phone-related expenses, including approximately $41.0 million in non-cash compensation as a result of option grants made by Net2Phone. Mostly offsetting the exclusion of our Internet Telephony segment’s expenses were increased selling, general and administrative expenses associated with both our core retail and wholesale telecommunications services businesses, and our Media segment, as well as several one-time expenses recorded during Fiscal 2001. These one-time expenses included (i) $6.0 million in costs relating to the discontinuation of IDT Wireless, (ii) $12.5 million related to management incentive compensation arising from the completion of the sale of our Net2Phone shares to AT&T, (iii) $26.4 million in non-cash expenses incurred in relation to the establishment of a corporate charitable foundation, which was funded with our Class B Common stock, and (iv) $6.5 million in executive severance, amendments of option agreements and other expenses incurred in connection with our organizational restructuring.

Depreciation and Amortization.    Our depreciation and amortization expenses increased 24.3%, from $48.6 million in Fiscal 2000 to $60.4 million in Fiscal 2001. As a percentage of our revenues, these expenses increased from 4.4% in Fiscal 2000 to 4.9% in Fiscal 2001. This increase is due primarily to our higher fixed asset base during Fiscal 2001 as compared with Fiscal 2000, reflecting our efforts to expand our telecommunications network infrastructure and our facilities. The increase in depreciation and amortization expenses was partially offset by the change in accounting treatment of our investment in Net2Phone, whereby we no longer consolidate Net2Phone.

Impairment Charges.    During Fiscal 2001, we recorded impairment charges of $199.4 million, consisting of a $193.4 million writedown of the value of our TyCom undersea fiber asset, reflecting the erosion in market prices for bandwidth, and a $6.0 million writedown of certain equipment previously used to provide dial-up Internet access services. We did not record any impairment charges in Fiscal 2000.

Loss from Operations.    Our loss from operations was $432.7 million in Fiscal 2001, compared to a loss from operations of $216.6 million in Fiscal 2000.

Loss from operations for our Internet Telephony segment amounted to approximately $125.9 million for Fiscal 2000, with no corresponding loss from operations recorded during Fiscal 2001, reflecting the change to the equity method of accounting for Net2Phone’s results.

The increase in loss from operations was due to the increase in overall selling, general and administrative expenses discussed above, the increase in depreciation and amortization expense, as well as the $199.4 million in impairment charges discussed above.

Interest and Other Income (Expense).    Net interest income amounted to $52.8 million in Fiscal 2001, compared to net interest income of $7.2 million in Fiscal 2000. The increase in net interest income was due primarily to the higher returns on our significantly larger balances in invested cash, cash equivalents and marketable securities, as a result of the over $1.0 billion in proceeds we received from the sale of Net2Phone shares to AT&T in the first quarter of Fiscal 2001.

Other income (expense) amounted to income of $1,127.4 million in Fiscal 2001, compared to income of $602.3 million in Fiscal 2000.

Included in other income (expense) for Fiscal 2001 was a realized gain of $1,037.7 million on our sale of 14.9 million shares of Net2Phone Class A common stock to AT&T and approximately $313.5 million in gains related to the settlement of our lawsuit with TyCom. Partially offsetting this income was a recognized loss of approximately $129.2 million related primarily to the sale of some of our Terra shares, as well as other losses, including losses of approximately $58.8 million, $14.6 million and $1.7 million associated with recording our pro-rata share of Net2Phone, Teligent and other affiliates losses, respectively, through the equity method and net losses from a variety of other investments totaling $19.5 million.

Included in other income (expense) for Fiscal 2000 is $65.5 million in gains recognized by us in conjunction with Net2Phone’s sale of shares in its initial public offering and concurrent conversion of Net2Phone’s series A preferred stock to Class A common stock in August 1999, a realized gain of $182.6 million on the total sale of 5.6 million Net2Phone shares as part of Net2Phone’s secondary offering in December 1999, and approximately $102.2 million on Net2Phone’s sale of approximately 2.8 million shares for approximately 806,000 shares of Yahoo, Inc. (NASDAQ: YHOO) and other equity transactions. Also included in other income (expense) was a gain of approximately $231.0 million related to the sale of our interests in two Internet joint ventures with Terra in exchange for Terra stock, a gain of approximately $24.9 million on the sale of some of our Terra shares in the fourth quarter of Fiscal 2000, and other investment gains totaling $2.4 million. The above were partially offset by approximately $6.3 million in losses we recognized as part of recording our pro-rata share of losses in affiliates, through the equity method. The exchange was part of a larger strategic relationship between Net2Phone and Yahoo!, in which Net2Phone agreed to provide certain Internet telephony services through Yahoo!’s Web portal.

Income Taxes.    We recorded income tax expense of approximately $209.4 million attributable to continuing operations in Fiscal 2001, compared to income tax expense of approximately $218.4 million in Fiscal 2000.

Extraordinary Item.    In Fiscal 2000, we recorded an extraordinary loss on the extinguishment of debt in the amount of $3.0 million, net of income taxes of $1.9 million. No such items were recorded in Fiscal 2001.

Net Income (Loss).    Our consolidated net income was $532.4 million in Fiscal 2001 compared to consolidated net income of $230.9 million in Fiscal 2000. The increase in consolidated net income was a result of the combined factors for each of the segments discussed below, as well as the factors detailed above.

IDT Telecom—Retail Telecommunications Services and Wholesale Telecommunications Services Segments

Revenues.    IDT Telecom’s revenues increased 17.7%, from $1,023.0 million in Fiscal 2000 to $1,204.5 million in Fiscal 2001.

IDT Telecom’s revenues increased primarily as a result of 65.9% growth in minutes of use (excluding minutes related to its consumer long distance business) from 4.25 billion in Fiscal 2000 to 7.05 billion in Fiscal 2001. The increase in minutes was due to increased marketing of IDT Telecom’s calling cards, which outweighed the effects of lower wholesale carrier minutes. Minutes of use grew at a faster rate than did telecommunications revenues, reflecting a decline in the average revenue per minute. The average revenue per minute decreased during Fiscal 2001 compared to Fiscal 2000, despite the exit of several competitors from IDT Telecom’s core retail telecommunications services and wholesale telecommunications services markets, due to the intensified price competition initiated by our remaining competitors, as they attempt to defend their remaining share of the market. The decline in wholesale carrier minutes resulted from a reduction in the number of wholesale carrier services clients, reflecting an ongoing transition of IDT Telecom’s wholesale customer base towards a smaller group of larger, more financially stable customers. The decline in wholesale carrier minutes resulted in a decrease in wholesale telecommunications revenues of 25.4%, from $520.5 million in Fiscal 2000 to approximately $388.1 million in Fiscal 2001. As a percentage of IDT Telecom’s revenues, wholesale telecommunications services revenues decreased from 50.9% in Fiscal 2000 to 32.2% in Fiscal 2001.

Revenues from IDT Telecom’s retail telecommunications services increased 62.5%, from $502.5 million in Fiscal 2000 to $816.4 million in Fiscal 2001, as a result of increased sales of IDT-branded calling cards and higher consumer long distance revenues. As a percentage of overall telecommunications revenue, retail telecommunications services revenue increased from 49.1% in Fiscal 2000 to 67.8% in Fiscal 2001. Calling card sales increased 58.3%, from $477.0 million in Fiscal 2000 to $754.9 million in Fiscal 2001, fueled by the introduction of several new calling cards and a continued expansion of market share. We continued to take market share from competitors who have scaled back their calling card operations or have left the market entirely. In addition, calling card revenues increased as a result of the February 2001 acquisition of the phone card operations of PT-1. Calling card sales as a percentage of retail telecommunication services revenues decreased from 94.9% in Fiscal 2000 to 92.4% in Fiscal 2001, as revenues from consumer long distance services grew at a faster rate than did calling card revenues.

IDT Telecom’s revenues from consumer long distance services increased 295.1%, from $14.2 million in Fiscal 2000, to $56.1 million in Fiscal 2001. The consumer long distance revenue gains are attributable to the full introduction of our flat-rate, $0.05 a minute long distance calling plan, which was accompanied by an aggressive marketing campaign, resulting in a significant increase in the number of consumer long distance customers. Revenues from other retail businesses, consisting primarily of call reorigination services, amounted to $5.4 million in Fiscal 2001, versus $11.3 million in Fiscal 2000.

Direct Cost of Revenues.    The direct cost of IDT Telecom’s revenues increased 20.4%, from $877.2 million in Fiscal 2000 to $1,055.9 million in Fiscal 2001. As a percentage of revenues, these costs increased from 85.7% in Fiscal 2000 to 87.7% in Fiscal 2001. The dollar increase is due primarily to increases in underlying carrier and connectivity costs, as our telecommunications minutes of use grew significantly. As a percentage of total revenues, the increase in direct cost of revenues reflects the gross margin pressures experienced by both the retail telecommunications services and wholesale telecommunications services segments, reflecting intensified price competition in these markets. Gross margins were also adversely affected by network constraints, as demand for usage outpaced the rate of deployment of additional network capacity. This factor, which was particularly acute in our calling card business, where our minutes of use increased approximately 79.5% in Fiscal 2001, caused us to carry incremental minutes using transmission capacity obtained on a per-minute basis from other carriers. These minutes are generally associated with lower gross margins than are minutes carried over our own network. Partially offsetting these factors was the shift in telecommunications revenues mix towards higher gross margin retail telecommunications services revenues.

Selling, General and Administrative.    IDT Telecom’s selling, general and administrative expenses from telecommunications operations increased 53.2%, from $131.8 million in Fiscal 2000, to $201.9 million in Fiscal 2001. In recent fiscal years, selling, general and administrative expenses for IDT Telecom’s operations have increased significantly, due to several factors, including increased sales and marketing efforts for our retail telecommunications services, such as calling cards and consumer long distance, as well as increased salaries, facilities costs and professional fees related to the expansion of our infrastructure to facilitate our current and anticipated future sales growth.

Depreciation and Amortization.    IDT Telecom’s depreciation and amortization expenses increased 48.0%, from $33.9 million in Fiscal 2000 to $50.2 million in Fiscal 2001. As a percentage of revenues, depreciation and amortization expenses amounted to 4.2%, up from 3.3% in Fiscal 2000. This increase is due primarily to IDT Telecom’s higher fixed asset base during Fiscal 2001 as compared with Fiscal 2000, reflecting its efforts to expand its telecommunications network infrastructure and its facilities.

Loss from Operations.    IDT Telecom recorded a loss from operations of $103.6 million in Fiscal 2001, compared to a loss from operations of approximately $19.9 million in Fiscal 2000, reflecting the substantially higher selling, general and administrative expenses, as well as the higher depreciation and amortization expenses, recorded in Fiscal 2001.

IDT Media Segment (Formerly IDT Ventures Segment)

Revenues.    Revenues from our Media segment increased 78.6%, from $14.8 million in Fiscal 2000 to $26.4 million in Fiscal 2001. As a percentage of total consolidated revenues, Media businesses revenues increased to 2.2% in Fiscal 2001, from 1.5% in Fiscal 2000. The increase in Media businesses revenues reflects primarily our acquisition of CTM in June 2000.

Direct Cost of Revenues.    Direct cost of revenues decreased 17.5%, from $13.2 million in Fiscal 2000 to $10.9 million in Fiscal 2001. As a percentage of revenues, these costs declined from 89.2% in Fiscal 2000 to 41.2% in Fiscal 2001. The decline in direct cost of revenues, both in dollar terms and as a percentage of revenues, is primarily due to our gradual exit from the dial-up Internet access service business.

Selling, General and Administrative.    During Fiscal 2001, our Media segment recorded approximately $74.3 million in selling, general and administrative expenses associated, compared to $35.5 million in Fiscal 2000. The increase in selling, general and administrative expenses was due to additional development costs associated with some of our new Media businesses, as well as the acquisition of CTM. Included in selling, general and administrative expenses were also expenses of approximately $6.0 million recorded during the third quarter of Fiscal 2001, related to the discontinuation of IDT Wireless, and expenses of $12.5 million recorded during the first quarter of Fiscal 2001, related to management incentive compensation arising from the completion of the sale of our Net2Phone shares to AT&T.

Depreciation and Amortization.    IDT Media recorded depreciation and amortization expenses of $7.5 million in Fiscal 2001, compared to $5.2 million in Fiscal 2000, mostly as a result of the higher goodwill and fixed asset base resulting from our acquisition of CTM.

Impairment Charges.    In the fourth quarter of Fiscal 2001, IDT Media impaired and wrote down the value of its TyCom undersea fiber asset by $193.4 million, reflecting the significant erosion of market prices for undersea fiber. In addition, as a result of the sale of the majority of our dial-up Internet access customers and our gradual exit from the dial-up Internet access service business, IDT Media recorded a total charge of $6.0 million during the third and fourth quarter of Fiscal 2001, to write down certain equipment previously used to provide such services. No impairment charges were recorded during Fiscal 2000.

Loss from Operations.    IDT Media’s loss from operations increased in Fiscal 2001 to approximately $265.6 million, from approximately $39.1 million in Fiscal 2000. The increased loss in Fiscal 2001 reflects (i) the TyCom fiber asset impairment and the dial-up Internet access asset impairment detailed above, (ii) increased development costs for various IDT Media businesses, (iii) an increase in selling, general and administrative expenses as a result of the CTM acquisition, (iv) expenses related to management incentive compensation described above, and (v) costs associated with the discontinuation of the IDT Wireless business described above.

Corporate

Our Corporate division consists of corporate overhead, such as investment-related costs, corporate governance costs, public relations, treasury management and other general corporate as well as depreciation expenses. Such corporate services are shared generally by our other operating segments, and are not allocable to any specific segment. Our Corporate division does not generate any revenues, nor does it incur any direct cost of revenues.

Selling, General and Administrative.    During Fiscal 2001, our Corporate division recorded $60.9 million corporate overhead expenses, compared to $29.1 million in Fiscal 2000. This increase was due primarily to $26.4 million in non-cash expenses incurred in relation to the establishment of a corporate charitable foundation, which was funded with our Class B Common Stock. In addition, we incurred $6.5 million in executive severance, amendments of option agreements and other expenses in connection with our organizational restructuring.

Depreciation and Amortization.    Our Corporate division’s depreciation expenses for each of Fiscal 2001 and Fiscal 2000 amounted to $2.6 million.

Loss from Operations.    The loss from operations attributable to our Corporate division was $63.5 million in Fiscal 2001, compared to $31.7 million in Fiscal 2000. As described above, Fiscal 2001 loss from operations expenses included $26.4 million in non-cash expenses incurred in relation to the establishment of a corporate charitable foundation, and $6.5 million in executive severance, amendments of option agreements and other expenses incurred in connection with our organizational restructuring.

Quarterly Results of Operations

The following table sets forth certain quarterly financial data for the eight fiscal quarters ended July 31, 2002. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements and, in the opinion of our management, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

IDT CORPORATION

CONSOLIDATED QUARTERLY INCOME STATEMENTS
(in thousands, except per share data)

	Oct. 31, 2000	Jan. 31, 2001	April 30, 2001	July 31, 2001	Oct. 31, 2001	Jan. 31, 2002	April 30, 2002	July 31, 2002
Revenues:
Retail Telecommunications Services	$157,042	$177,574	$237,588	$244,180	$265,337	$274,730	$285,436	$296,171
Wholesale Telecommunications Services	110,768	103,295	93,802	80,255	68,158	74,388	78,963	87,478
Winstar	—	—	—	—	—	19,175	33,095	27,334
Media	8,787	6,728	4,332	6,599	5,714	5,732	4,159	5,744

Total revenues	276,597	287,597	335,722	331,034	339,209	374,025	401,653	416,727
Costs and expenses:
Direct cost of revenues (exclusive of items shown below)	238,619	252,153	298,286	277,787	266,607	293,998	319,002	325,396
Selling, general and administrative	83,382	69,288	74,238	110,199	67,141	92,951	108,735	101,750
Depreciation and amortization	14,666	14,611	13,613	17,461	15,245	14,850	16,745	19,176
Impairment charges	—	—	5,156	194,201	2,781	—	—	111,529

Total costs and expenses	336,667	336,052	391,293	599,648	351,774	401,799	444,482	557,851

Loss from operations	(60,070)	(48,455)	(55,571)	(268,614)	(12,565)	(27,774)	(42,829)	(141,124)
Interest income, net	13,415	16,176	12,901	10,276	8,813	2,736	3,947	6,261
Other income (expense):
Equity in loss of affiliates	(869)	(31,000)	(20,000)	(23,197)	(5,250)	(11,419)	(25,125)	(5,781)
Gain on sale of subsidiary stock	1,037,726	—	—	—	—	—	—	—
Investment and other income (expense), net	276,747	(91,577)	(22,899)	2,491	(14,500)	8,688	(2,503)	(216)

Income (loss) before minority interests, income taxes and cumulative effect of accounting change	1,266,949	(154,856)	(85,569)	(279,044)	(23,502)	(27,769)	(66,510)	(140,860)
Minority interests	923	2,659	2,661	(517)	6,052	5,161	4,316	6,541
Provision for (benefit from) income taxes	396,458	(40,411)	(39,953)	(106,699)	(18,222)	(15,718)	(21,233)	(69,172)

Income (loss) before cumulative effect of accounting change	869,568	(117,104)	(48,277)	(171,828)	(11,332)	(17,212)	(49,593)	(78,229)
Cumulative effect of accounting change, net of income taxes of $3,525	—	—	—	—	(146,983)	—	—	—

Net income (loss)	$869,568	$(117,104)	$(48,277)	$(171,828)	$(158,315)	$(17,212)	$(49,593)	$(78,229)

Earnings per share:
Income (loss) before cumulative effect of accounting change:
Basic	$12.43	$(1.77)	$(0.73)	$(2.44)	$(0.16)	$(0.23)	$(0.64)	$(0.99)

Diluted	$11.27	$(1.77)	$(0.73)	$(2.44)	$(0.16)	$(0.23)	$(0.64)	$(0.99)

Cumulative effect of accounting change, net of income taxes:
Basic	$—	$—	$—	$—	$(2.06)	$—	$—	$—

Diluted	$—	$—	$—	$—	$(2.06)	$—	$—	$—

Net income (loss):
Basic	$12.43	$(1.77)	$(0.73)	$(2.44)	$(2.22)	$(0.23)	$(0.64)	$(0.99)

Diluted	$11.27	$(1.77)	$(0.73)	$(2.44)	$(2.22)	$(0.23)	$(0.64)	$(0.99)

Weighted-average number of shares used in calculation of earnings per share—basic	69,931	66,190	66,471	70,448	71,409	73,382	76,938	78,704

Weighted-average number of shares used in calculation of earnings per share—diluted	77,185	66,190	66,471	70,448	71,409	73,382	76,938	78,704

Liquidity and Capital Resources

Historically, we have satisfied our cash requirements through a combination of cash flow from operating activities, sales of equity and debt securities and borrowings from third parties. Additionally, we received approximately $1.0 billion from the sale of Net2Phone Class A common stock to AT&T in August 2000. Since that time, our cash requirements have been satisfied for the most part through our existing cash, cash equivalents and marketable securities balances.

As of July 31, 2002, we had cash, cash equivalents and marketable securities of approximately $1.0 billion and working capital of approximately $808.4 million. We generated cash flow from operating activities of approximately $21.7 million during Fiscal 2002, compared with cash flow from operating activities of approximately $26.2 million during Fiscal 2001. Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on the timing of operating cash receipts and payments, especially trade accounts receivable and trade accounts payable. Trade accounts receivable, trade accounts payable and accrued expenses have generally increased from period to period as our businesses have grown.

We used approximately $785.5 million in cash to fund investing activities in Fiscal 2002. This compares to net cash inflows from investing activities of $1,013.8 million in Fiscal 2001. The primary use of cash used in investing activities during Fiscal 2002 was the net purchases of $656.3 million of marketable securities (primarily U.S. government agency obligations). Our capital expenditure investments were approximately $39.2 million in Fiscal 2002, compared to approximately $106.5 million in Fiscal 2001, as we have continued to expand IDT Telecom’s international and domestic telecommunications network infrastructure. We have experienced a significant reduction in the dollar cost of the purchase of property, plant and equipment, as a result of significant decreases in the prices of telecom equipment and related assets.

The future minimum payments of principal and interest on our capital lease obligations are $27.1 million, $23.5 million and $13.7 million for Fiscal 2003, Fiscal 2004 and Fiscal 2005, respectively. In addition, in Fiscal 2003, we anticipate purchases of property, plant and equipment in the $50 million to $75 million range, with the predominant majority of such expenditures associated with the continued expansion of IDT Telecom’s telecommunications network. This estimate is highly contingent upon several factors, including, but not limited to, market prices for telecommunications equipment, the availability of such equipment in the distressed asset market and the specific timing of our network expansion projects. We have generally adopted a strategy of investing in network expansion only as the need arises, as dictated by our telecommunications traffic volumes. Therefore, the timing of our network expansion, and the coincident purchases of property, plant and equipment, are highly dependent upon the timing and magnitude of the growth in our telecommunications minutes-of-use. We expect to fund our purchases of property, plant and equipment from our operating cash flows and our cash, cash equivalents and marketable securities balances. From time to time, we will also finance a portion of our capital expenditures through capital leases, with the cost of such financing the primary consideration in determining our financing activity.

On January 30, 2002, IDT Telecom, Inc., a subsidiary of IDT, sold 7,500 newly issued shares of its common stock to Liberty Media at a price of $4,000 per share, for total aggregate proceeds of $30.0 million. As a result of this investment, Liberty Media became the owner of approximately 4.8% of the common equity of IDT Telecom, Inc. (5.0% of the voting power). We own the remaining common equity of IDT Telecom, Inc.

Our Board of Directors has authorized the repurchase of up to 45 million shares (adjusted for the May 2001 stock dividend) of our Common Stock and Class B Common Stock. During Fiscal 2002, we repurchased approximately 1.4 million shares of our Common Stock, for an aggregate purchase price of $15.6 million. Combined with the 6.8 million (adjusted) shares and 7.4 million (adjusted) shares repurchased during Fiscal 2001 and Fiscal 2000, respectively, we have repurchased a total of 15.6 million shares under the share repurchase program through the end of Fiscal 2002, of which 6.2 million shares were retired as of July 31, 2002.

We generated $23.9 million in cash flow from our financing activities in Fiscal 2002, compared to a cash outflow of $111.9 million from financing activities in Fiscal 2001. We received approximately $53.9 million in proceeds from the exercise of stock options in Fiscal 2002.

We experience intense price competition in our telecommunications businesses. The long distance telecommunications industry has been characterized by significant declines in both per-minute revenues and per-minute costs, as evidenced by IDT Telecom’s experience during Fiscal 2002. During Fiscal 2002, IDT Telecom’s average price realization amounted to $0.120 per minute, down 17% from $0.145 in Fiscal 2001. However, IDT Telecom’s average termination cost per-minute dropped approximately 26%, to $0.072 in 2002, from $0.097 in 2001.

In the past, and over time, we believe that these factors tend to offset each other, with prices and costs moving in the same general direction. However, over a shorter-term, such as one quarter or one year, the drop in pricing could outpace the drop in costs, or vice versa. In addition, due to continued pricing pressure in most of the retail and wholesale markets in which we compete, we might be compelled to pass along most or all of our per-minute cost savings to our customers in the form of lower rates. We might also be unable, in the event that some of our per-minute costs rise, to immediately pass along the additional cost to our customers in the form of higher rates. Consequently, over any given period, gross margins could expand or narrow, based solely on the timing of changes in revenue-per-minute and cost-per-minute Our long-term strategy involves terminating a larger proportion of minutes on our own network, thereby lowering costs and preserving margins even in a weaker price environment, as we are less subject to the prices charged by third-parties for terminating our minutes over their networks. In addition, as our minutes-of-use have steadily grown, we have attempted to leverage our buying power and our balance sheet to negotiate more favorable rates with our suppliers. However, in the short term, the incremental demand for usage might outpace the rate of deployment of additional network capacity, particularly in light of our expectation for continued growth in our minutes volume. As such, there can be no assurance that we will be able to maintain our gross margins at the current level, in the face of lower per-minute revenues.

We continued to fund our IDT Media segment throughout Fiscal 2002, incurring significant start-up, development, marketing and promotional costs. In some cases, we incurred cash expenses related to the discontinuation of certain of IDT Media’s businesses. As we move IDT Media’s businesses through their respective development stages, we anticipate that selling, general and administrative expenses for our Media segment will exceed, by a significant amount, the revenues generated by this segment for the foreseeable future. Due to the start-up nature of many of our IDT Media businesses, the exact timing and magnitude of future revenues remains difficult to predict. As such, we anticipate that IDT Media will continue to rely on us to fund its cash needs, including operating losses, capital expenditures and potential acquisitions.

Since our acquisition of Winstar in December 2001, the Winstar segment has experienced working capital deficits. We have undertaken significant cost saving measures and restructured Winstar’s operations, which included the downsizing of the Winstar network and a significant reduction in headcount, aimed at reducing the working capital deficit. However, at this time, IDT foresees that it will be required to continue funding Winstar’s operating losses and capital expenditure needs for the foreseeable future.

Changes in Other Current Assets, Trade Accounts Receivable, Allowance for Doubtful Accounts and Deferred Revenues

Our other current assets increased from $32.4 million at July 31, 2001 to $65.3 million at July 31, 2002, due to increases in accrued interest receivable, inventories and prepaid expenses, as well as our acquisition of Winstar. Gross trade accounts receivable increased from $139.3 million to $165.0 million, reflecting primarily the increase in revenues and our acquisition of Winstar. However, the average age of our accounts receivable, as measured by number of days sales outstanding, declined during Fiscal 2002, reflecting our efforts to reduce our exposure to financially unstable customers by demanding shorter payment terms. Therefore, our overall revenue growth outpaced the increase in trade accounts receivable, serving to reduce the number of days sales outstanding.

Due to the wide range of collection terms, future trends with respect to days sales outstanding generally depends on the proportion of total sales made to carriers, who are often offered terms of 30 days or more, and prepaid calling card distributors, who generally receive terms of less than 30 days. As such, the trends in days sales outstanding will depend, in large part, on the mix of wholesale (carrier) versus retail (prepaid calling card distributor) customers. Therefore, the reduction in days sales outstanding we experienced during Fiscal 2002, was due, in large part, to the significant shift in revenue mix from wholesale to retail revenues, as well as our demand for shorter payment terms from many of our customers. As we anticipate that in the near term we will attempt to continue to secure shorter payment terms from some of our customers, we could experience further declines in the average age of our trade accounts receivable in Fiscal 2003. Conversely, as we are willing to extend longer payment terms to more credit-worthy customers, an increase in customers belonging to the highest credit classes, as a percentage of total customers, could lead to an increase in days sales outstanding. In addition, if we restricted sales to financially unstable customers, regardless of the credit terms, the proportion of higher-credit class customers will increase further, potentially leading to an increase in the average days sales outstanding. Therefore, due to the conflicting nature of the above factors, future trends in days sales outstanding remain difficult to predict, and it is not possible at this time to determine whether recent trends in days sales outstanding will continue.

The allowance for doubtful accounts as a percentage of trade accounts receivable increased from 16.2% at July 31, 2001, to 23.6% at July 31, 2002. The increase reflects the deteriorating credit quality of a portion of our existing wholesale customer base, our acquisition of Winstar, which operation requires a slightly greater allowance for doubtful accounts as a percentage of trade accounts receivable, as well as the increase in the number of consumer long distance customers, who have traditionally required a larger reserve than do wholesale customers and retail calling card distributors. Although we anticipate that our customer base—across all business lines—will continue its transition towards a more credit-worthy group, some of our existing accounts trade receivable are still related to sales made to less credit-worthy customers.

Deferred revenue as a percentage of total revenues vary from period to period, depending on the mix and the timing of revenues. During Fiscal 2002, we experienced a steady increase in sales of our calling cards due to increased marketing efforts for existing IDT calling cards and the continued strong growth of our European calling card operations. This resulted in a continued increase in deferred revenue. We expect to experience increases in our deferred revenue in Fiscal 2003, owing to a continued increase in calling card sales.

Other Sources and Uses of Resources

We intend to, where appropriate, make strategic acquisitions to expand our telecommunications businesses. These acquisitions could include, but are not limited to, acquisitions of telecommunications equipment, telecommunications network capacity, customer bases or other assets. From time to time, we evaluate potential acquisitions of companies, technologies, products and customer accounts that complement our businesses, particularly in light of the financial distress currently being encountered by many telecommunications firms. These conditions have resulted in the availability for sale of numerous strategic assets and businesses. We will also consider making appropriate acquisitions which would complement our Media segment’s portfolio of businesses. Consequently, we used approximately $73.7 million and $81.4 million of our cash in 2001 and 2002, respectively, to acquire various investments in other companies. We plan to continue to evaluate acquisition opportunities as they are made available to us. In considering acquisitions, we will search for opportunities to profitably grow our existing businesses, to add qualitatively to the range of businesses in the IDT portfolio, and to supplement our existing network expansion plans through the timely purchase from third parties of necessary equipment. At this time, we cannot guarantee that we will be presented with acquisition opportunities which meet our return on investment (ROI) criteria, or that our efforts to acquire such companies that meet our criteria will be successful.

We believe that, based upon our present business plan, and due to the large balance of cash, cash equivalents and marketable securities we held as of the end of Fiscal 2002, our existing cash resources will be sufficient to meet our currently anticipated working capital and capital expenditure requirements and to fund any potential operating cash flow deficits within any of our divisions for at least the next twelve months. If our growth exceeds current expectations or if we acquire the business or assets of another company, we might need to raise additional capital from equity or debt sources. There can be no assurance that we will be able to raise such capital on favorable terms or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our anticipated expansion, which could have a material adverse effect on our business, financial condition or results of operations.

The following tables quantify our future contractual obligations and commercial commitments, which consist primarily of capital and operating lease obligations (in millions):

Contractual Obligations
Payments Due by Period

	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Capital lease obligations	$76.4	$27.1	$37.2	$12.1	$—
Operating leases	392.8	69.4	96.1	76.3	151.0

Total contractual cash obligations	$469.2	$96.5	$133.3	$88.4	$151.0

Other Commercial Commitments
Payments Due by Period

	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Standby letters of credit	$8.6	$0.5	$6.2	$0.4	$1.5
Guarantees	3.4	—	—	—	3.4

Total commercial commitments	$12.0	$0.5	$6.2	$0.4	$4.9

Foreign Currency Risk

Revenues from our international operations accounted for 17%, 16%, and 18% during Fiscal 2000, 2001 and 2002, respectively. A significant portion of these revenues are in denominations other than the U.S. Dollar. Any foreign currency exchange risk that we are subject to is mitigated by our ability to offset the majority of these non dollar-denominated revenues with operating expenses that are paid in the same currencies. As such, the net amount of our exposure to foreign currency exchange rate changes is not material.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

The Securities and Exchange Commission’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in commodity prices. We are exposed to changes in interest rates primarily from our investments in cash equivalents and marketable securities. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. We do not consider our market risk exposure relating to foreign currency exchange to be material, as we generally have sufficient cash outflows based in these currencies to largely offset the cash inflows based in these currencies, thereby creating a natural hedge. In order to mitigate the risk associated with the small amounts of remaining net foreign exchange exposure, which we experience from time to time, we have, on occasion, entered into foreign exchange hedges. In addition to but separate from our primary business, at times we hold a small portion of our total asset portfolio in hedge funds for speculative and strategic purposes. As of July 31, 2002 our investments in such hedge funds was approximately $29 million. Investments in hedge funds carry significant degree of risk which will depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that hedge fund money managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our interests in these funds may go down as well as up and we may not receive, upon redemption, the amount originally invested.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and supplementary data of the Company and the report of independent auditors thereon set forth on pages F-1 through F-36 herein are incorporated herein by reference.

Quarterly financial information set forth herein at page 74 is incorporated herein by reference.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.

None.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2002, and which is incorporated by reference herein.

Item 11.    EXECUTIVE COMPENSATION.

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2002, and which, with the exception of the sections entitled “Report of the Compensation Committee of the Board of Directors,” “Report of the Audit Committee of the Board of Directors” and “Performance Graph of Common Stock,” is incorporated by reference herein.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2002, and which is incorporated by reference herein.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2002, and which is incorporated by reference herein.

Item 14.    CONTROLS AND PROCEDURES.

Not applicable.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)    The following documents are filed as part of this Report:

1.	Financial Statements.

2.	Financial Statement Schedules.

Schedule No.	Description
I.	Valuation and Qualifying Accounts

3.	Exhibits

Exhibit Number		Description of Exhibit

3.01	(1)	Restated Certificate of Incorporation of the Registrant.

3.02	(1)	By-laws of the Registrant.

3.03	(16)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.

10.01	(2)	Employment Agreement between the Registrant and Howard S. Jonas.

10.02	(18)	1996 Stock Option and Incentive Plan, as amended and restated, of the Registrant.

10.03	(3)	Form of Stock Option Agreement under the 1996 Stock Option and Incentive Plan.

10.04	(4)	Form of Registration Rights Agreement between certain stockholders and the Registrant.

10.05	(1)	Lease of 294 State Street.

10.06	(5)	Lease of 190 Main Street.

10.7(6)		Form of Registration Rights Agreement between Howard S. Jonas and the Registrant.

10.8(10)		Employment Agreement between the Registrant and James Courter.

10.9(7)		Agreement between Cliff Sobel and the Registrant.

10.10	(10)	Employment Agreement between the Registrant and Hal Brecher.

10.11	(10)	Employment Agreement between the Registrant and Howard S. Jonas.

10.12	(8)
Agreement and Plan of Merger, dated April 7, 1998, by and among the Registrant, ADM Corp., InterExchange, Inc., David Turock, Eric Hecht, Richard Robbins, Bradley Turock, Wai Nam Tam, Mary Jo Altom and Lisa Mikulynec.

10.13	(9)	Securities Purchase Agreement between the Registrant, Carlos Gomez and Union Telecard Alliance, LLC.

10.14	(10)	Credit Agreement, dated as of May 10, 1999, by and among the Registrant, various lenders party thereto, Lehman Commercial Paper Inc., CIBC World Markets Corp. and Bankers Trust Company.

10.15	(10)	Pledge Agreement, dated as of May 10, 1999, by and among the Registrant, certain subsidiaries of the Registrant and Bankers Trust Company, as Collateral Agent.

10.16	(10)	Security Agreement, dated as of May 10, 1999, by and among the Registrant, certain subsidiaries of the Registrant and Bankers Trust Company, as Collateral Agent.

10.17	(10)	Subsidiaries Guaranty, dated as of May 10, 1999, by and among the Registrant, certain subsidiaries of the Registrant and Bankers Trust Company, as Collateral Agent.

10.18	(10)	Loan Agreement between the Registrant and Stephen Brown.

Exhibit Number		Description of Exhibit

10.19	(11)	Internet/Telecommunications Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

10.20	(11)	Joint Marketing Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

10.21	(11)	IDT Services Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

10.22	(11)	Net2Phone Services Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

10.23	(11)	Assignment Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

10.24	(11)	Tax Sharing and Indemnification Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

10.25	(11)	Separation Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

10.26	(11)	Co-location and Facilities Management Services Agreement, dated as of May 20, 1999, by and between Registrant and Net2Phone, Inc.

10.27	(12)	Lease of 520 Broad Street, Newark, New Jersey.

10.28	(12)	Amendment to Lease of 520 Broad Street, Newark, New Jersey.

10.29	(13)	Option Agreement, dated as of March 3, 2000, between IDT Corporation and AT&T Corp.

10.30	(14)	Amendment to Option Agreement, dated as of April 5, 2000 between IDT Corporation and AT&T Corp.

10.31	(13)	Subscription Agreement, dated as of March 24, 2000, between IDT Corporation and Liberty Media Corporation.

10.32	(14)	Amendment to Subscription Agreement, dated as of May 26, 2000, between IDT Corporation and Liberty Media Corporation.

10.33	(13)	Letter Agreement, dated as of March 28, 2000, between IDT Corporation, AT&T Corp. and Net2Phone, Inc.

10.34	(13)	Letter Agreement, dated as of March 30, 2000, between IDT Corporation, AT&T Corp. and Net2Phone, Inc.

10.35	(15)
Conversion, Termination and Release Agreement, dated as of April 30, 2000, between IDT Corporation, Terra Networks, S.A., Terra Networks USA, Inc., Terra Networks Access Services USA LLC and Terra Networks Interactive Services USA LLC.

10.36	(19)
Stock Exchange Agreement, dated as of April 18, 2001, by and among IDT Investments Inc., IDT Corporation, IDT America, Corp., 225 Old NB Road, Inc., 226 Old NB Road, Inc., 60 Park Place Holding Company, Inc., Liberty Media Corporation, Microwave Holdings, L.L.C. and Liberty TP Management, Inc.

10.37	(19)
Stockholders Agreement, dated as of November 26, 1997, by and among Teligent, Inc., Microwave Services, Inc., Telcom-DTS Investors, L.L.C. and NTTA&T Investment Inc. (Incorporated by reference to Exhibit 2 to Schedule 13D, filed by The Associated Group, Inc. and Microwave Services, Inc. on December 8, 1997 with respect to securities of Teligent, Inc.)

10.38	(19)
Registration Rights Agreement, dated as of March 6, 1998, by and between Teligent, Inc. and Microwave Services, Inc. (Incorporated by reference to Exhibit 6 to Amendment No. 1 to Schedule 13D, filed by The Associated Group, Inc. and Microwave Services, Inc. on March 9, 1998 with respect to securities of Teligent, Inc.)

Exhibit Number		Description of Exhibit

10.39	(19)
Stockholders Agreement, dated as of January 13, 2000, by and among Alex J. Mandl, Liberty Media Corporation, Telcom-DTS Investors, L.L.C. and Microwave Services, Inc. (Incorporated by reference to Exhibit 7(i) to Schedule 13D, filed by Liberty AGI, Inc. on January 24, 2000 with respect to securities of Teligent, Inc.)

10.40	(20)	Amendment to the Employment Agreement between the Registrant and James A. Courter

10.41	(20)	Amendment No. 2 to the Employment Agreement between the Registrant and James A. Courter

10.42	(21)	Asset Purchase Agreement, dated December 18, 2001, between IDT Winstar Acquisition, Inc., Winstar Communications, Inc. and the subsidiaries of Winstar listed on Appendix 1 thereto.

10.43	(22)	Employment Agreement between the Registrant and Howard S. Jonas.

10.44	(23)	Subscription Agreement, dated as of August 11, 2000, by and between Net2Phone and AT&T.

10.45	(23)	Stock Purchase Agreement, dated as of August 11, 2000, by and between AT&T, IDT and IDT Investments.

10.46	(23)	Voting Agreement, dated as of August 11, 2000, by and between ITelTech and IDT Investments.

10.47	(24)	Limited Liability Company Agreement, dated as of October 19, 2001, of Net2Phone Holdings, by IDT D-U

10.48	(24)	Amended and Restated Limited Liability Company Agreement, dated as of October 19, 2001, of Net2Phone Holdings, by and among AT&T, ITelTech, IDT and IDT D-U

10.49	(24)	Second Amended and Restated Limited Liability Company Agreement, dated as of October 19, 2001, of Net2Phone Holdings, by and among AT&T, ITelTech, IDT, IDT D-U, IDT Investments, Liberty Media and LMC

10.50	(25)	Stockholders Agreement, dated as of May 13, 1999, by and among IDT, Clifford M. Sobel, Net2Phone and the additional investors listed on Schedule A thereto.

10.51	(26)	Amended and Restated Limited Liability Company Agreement, dated as of November 8, 2001, of IT Stock, by Net2Phone Holdings.

10.52	(26)
Amendment No. 1 to the Second Amended and Restated Limited Liability Company Agreement, dated as of October 31, 2001, of Net2Phone Holdings, by and among AT&T, ITelTech, IDT, IDT D-U, IDT Investments, Liberty Media and LMC.

10.53	*	Amendment No. 1 to Securities Purchase Agreement, dated April 24, 2002, by and among the Registrant, UTCG Holdings LLC and Union Telecard Alliance, LLC.

10.54	*	Amended and Restated Operating Agreement of Union Telecom Alliance, LLC, dated April 24, 2002, by and among UTCG Holdings LLC, IDT Domestic-Union, LLC, the Registrant and Union Telecard Alliance, LLC.

10.55	*	Amended and Restated Distribution Agreement, dated April 24, 2002, by and between IDT Netherlands, B.V. and Union Telecard Alliance, LLC.

10.56	*	Unit Purchase Agreement, dated April 10, 2002, by and among WCI Capital Corp., Dipchip Corp., the Registrant and Winstar Holdings, LLC.

10.57	*	Lock-up, Registration Rights and Exchange Agreement, dated June 6, 2000, by and between the Registrant and Liberty Media Corporation.

10.58	*	Letter Agreement, dated April 22, 2002, by and between Charles Garner and the Registrant.

10.59	*	Employment Agreement, dated February 4, 2002, by and between the Registrant and E. Brian Finkelstein.

Exhibit Number		Description of Exhibit

10.60	*	Amendment to the Employment Agreement, dated October 24, 2002, between the Registrant and E. Brian Finkelstein.

21.01	*	Subsidiaries of the Registrant.

23.01	*	Consent of Ernst & Young LLP.

99.1(a)*		Certification of Chief Executive Officer

99.1(b)*		Certification of Chief Financial Officer

*	filed herewith
(1)	Incorporated by reference to Form S-1 filed February 21, 1996 file no. 333-00204.
(2)	Incorporated by reference to Form S-1 filed January 9, 1996 file no. 333-00204.
(3)	Incorporated by reference to Form S-8 filed January 14, 1996 file no. 333-19727.
(4)	Incorporated by reference to Form S-1 filed March 8, 1996 file no. 333-00204.
(5)	Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1997, filed October 29, 1997.
(6)	Incorporated by reference to Form S-1 filed March 14, 1996 file no. 333-00204.
(7)	Incorporated by reference to Form 10-K/A for the fiscal year ended July 31, 1997, filed February 2, 1998.
(8)	Incorporated by reference to Form 8-K filed April 22, 1998.
(9)	Incorporated by reference to Form 10-K/A for the fiscal year ended July 31, 1998, filed December 4, 1998.
(10)	Incorporated by reference to Form 10-Q for the fiscal quarter ended January 31, 1999, filed March 17, 1999.
(11)	Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1999, filed June 14, 1999.
(12)	Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1999, filed November 4, 1999.
(13)	Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 2001, filed March 12, 2000.
(14)	Incorporated by reference to Form 8-K filed March 31, 2000.
(15)	Incorporated by reference to Schedule 14C filed June 12, 2000.
(16)	Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 2000, filed June 14, 2000.
(17)	Incorporated by reference to Form 10-Q for the fiscal quarter ended October 31, 2000, filed December 15, 2000.
(18)	Incorporated by reference to Form 10-Q for the fiscal quarter ended January 31, 2001, filed March 19, 2001.
(19)	Incorporated by reference to Schedule 13D filed on April 30, 2001.
(20)	Incorporated by reference to Form 10-Q for the fiscal quarter ended October 31, 2001, filed December 17, 2001.
(21)	Incorporated by reference to Form 8-K filed January 3, 2002.
(22)	Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 2002, filed June 14, 2002.
(23)	Incorporated by reference to Schedule 13D filed on August 21, 2000, with respect to Net2Phone, by IDT Investments, IDT and Howard S. Jonas.
(24)
Incorporated by reference to Schedule 13D, filed on October 25, 2001, with respect to Net2Phone, by Net2Phone Holdings, L.L.C., IDT Domestic-Union, LLC, IDT Investments Inc., IDT Nevada Holdings, Inc., IDT Domestic Telecom, Inc., IDT Telecom, Inc., IDT Corporation, Howard S. Jonas, ITelTech, LLC and AT&T Corp.

(25)	Incorporated by reference to Form S-1/A of Net2Phone filed June 20, 1999.
(26)
Incorporated by reference to Schedule 13D, filed on November 15, 2001, with respect to Net2Phone, by IT Stock, Net2Phone Holdings, IDT D-U, IDT Investments, IDT Nevada, IDT D-T, IDT Telecom, IDT, Howard S. Jonas, ITelTech and AT&T.

(b)    Reports on Form 8-K.

On August 28, 2002, the Registrant filed Amendment No.1 to its Current Report on Form 8-K originally filed on January 3, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT CORPORATION

By:	/s/ JAMES A. COURTER
James A. Courter Vice Chairman and Chief Executive Officer

Date: October 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date
/s/ HOWARD S. JONAS Howard S. Jonas	Chairman	October 29, 2002
/s/ JAMES A. COURTER James A. Courter	Vice Chairman and Chief Executive Officer (Principal Executive Officer)	October 29, 2002
/s/ STEPHEN R. BROWN Stephen R. Brown	Chief Financial Officer and Director (Principal Financial Officer)	October 29, 2002
/s/ MARCELO FISCHER Marcelo Fischer	Chief Accounting Officer and Controller (Principal Accounting Officer)	October 29, 2002
/s/ MICHAEL FISCHBERGER Michael Fischberger	Chief Operating Officer and Director	October 29, 2002
/s/ JOYCE J. MASON Joyce J. Mason	Director	October 29, 2002
/s/ MARC E. KNOLLER Marc E. Knoller	Director	October 29, 2002
/s/ MOSHE KAGANOFF Moshe Kaganoff	Director	October 29, 2002
/s/ GEOFFREY ROCHWARGER Geoffrey Rochwarger	Director	October 29, 2002
/s/ MEYER A. BERMAN Meyer A. Berman	Director	October 29, 2002
/s/ J. WARREN BLAKER J. Warren Blaker	Director	October 29, 2002

/s/ SAUL K. FENSTER Saul K. Fenster	Director	October 29, 2002
/s/ MICHAEL J. LEVITT Michael J. Levitt	Director	October 29, 2002
/s/ WILLIAM ARTHUR OWENS William Arthur Owens	Director	October 29, 2002
/s/ PAUL REICHMANN Paul Reichmann	Director	October 29, 2002
/s/ WILLIAM F. WELD William F. Weld	Director	October 29, 2002

CERTIFICATIONS

I, James A. Courter, Chief Executive Officer of IDT Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of IDT Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  October 29, 2002

/s/    JAMES A. COURTER

James A. Courter

CERTIFICATIONS

I, Stephen R. Brown, Chief Financial Officer of IDT Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of IDT Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 29, 2002

/s/    STEPHEN R. BROWN

Stephen R. Brown

IDT CORPORATION

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
IDT Corporation

We have audited the accompanying consolidated balance sheets of IDT Corporation (the “Company”) as of July 31, 2001 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at July 31, 2001 and 2002 and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

New York, New York
October 24, 2002

/S/    ERNST & YOUNG LLP

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

	July 31
	2001	2002
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,091,071	$351,248
Marketable securities	3,489	658,731
Trade accounts receivable, net of allowance for doubtful accounts of $22,508 at July 31, 2001 and $38,893 at July 31, 2002	116,759	126,153
Other current assets	32,413	65,291

Total current assets	1,243,732	1,201,423
Property, plant and equipment, net	224,042	250,631
Goodwill	178,293	32,702
Licenses and other intangibles, net	19,511	25,503
Investments	60,732	58,903
Other assets	155,279	38,758

Total assets	$1,881,589	$1,607,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$163,313	$121,529
Accrued expenses	54,893	124,437
Deferred revenue	71,387	112,183
Capital lease obligations—current portion	20,927	22,960
Other current liabilities	17,819	11,866

Total current liabilities	328,339	392,975
Deferred tax liabilities, net	390,914	241,973
Capital lease obligations—long-term portion	50,179	45,398
Other liabilities	14,502	3,088

Total liabilities	783,934	683,434
Minority interests	21,419	54,956
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000,000; no shares issued	—	—
Common stock, $.01 par value; authorized shares—100,000,000; 22,791,789 and 19,568,634 shares issued and outstanding in 2001 and 2002, respectively	228	196
Class A common stock, $.01 par value; authorized shares—35,000,000; 9,816,988 shares issued and outstanding in 2001 and 2002	98	98
Class B common stock, $.01 par value; authorized shares—100,000,000; 39,291,411 and 49,990,681 shares issued and outstanding in 2001 and 2002, respectively	393	500
Additional paid-in capital	494,093	606,387
Treasury stock, at cost	(138,087)	(153,713)
Accumulated other comprehensive loss	(2,575)	(2,675)
Retained earnings	722,086	418,737

Total stockholders’ equity	1,076,236	869,530

Total liabilities and stockholders’ equity	$1,881,589	$1,607,920

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended July 31
	2000	2001	2002
	(in thousands, except per share data)
Revenues	$1,093,912	$1,230,950	$1,531,614
Costs and expenses:
Direct cost of revenues (exclusive of items shown below)	918,257	1,066,845	1,205,003
Selling, general and administrative	343,702	337,107	370,577
Depreciation and amortization	48,564	60,351	66,016
Impairment charges	—	199,357	114,310

Total costs and expenses	1,310,523	1,663,660	1,755,906

Loss from operations	(216,611)	(432,710)	(224,292)
Interest income, net	7,231	52,768	21,757
Other income (expense):
Equity in loss of affiliates	(6,289)	(75,066)	(43,989)
Gain on sales of subsidiary stock	350,344	1,037,726	—
Investment and other income (expense), net	258,218	164,762	(12,117)

Income (loss) before income taxes, minority interests, extraordinary item and cumulative effect of accounting change	392,893	747,480	(258,641)
Minority interests	(59,336)	5,726	22,070
Provision for (benefit from) income taxes	218,403	209,395	(124,345)

Income (loss) before extraordinary item and cumulative effect of accounting change	233,826	532,359	(156,366)
Extraordinary loss on retirement of debt, net of income taxes of $1,894	(2,976)	—	—
Cumulative effect of accounting change, net of income taxes of $3,525	—	—	(146,983)

Net income (loss)	$230,850	$532,359	$(303,349)

Earnings per share:
Income (loss) before extraordinary item and cumulative effect of accounting change:
Basic	$3.34	$7.79	$(2.08)
Diluted	$3.11	$7.12	$(2.08)
Extraordinary loss on retirement of debt, net of income taxes:
Basic	$(0.04)	$—	$—
Diluted	$(0.04)	$—	$—
Cumulative effect of accounting change, net of income taxes:
Basic	$—	$—	$(1.96)
Diluted	$—	$—	$(1.96)
Net income (loss):
Basic	$3.30	$7.79	$(4.04)
Diluted	$3.07	$7.12	$(4.04)
Weighted-average number of shares used in calculation of earnings per share:
Basic	69,933	68,301	75,108
Diluted	75,239	74,786	75,108

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 31, 1999	23,982,854	$240	10,029,758	$100	34,012,612	$340	$317,022	$—	$—	$(41,123)	$276,579
Exercise of stock options	1,310,700	13	—	—	1,310,700	13	14,508	—	—	—	14,534
Income tax benefit from stock options exercised	—	—	—	—	—	—	11,262	—	—	—	11,262
Conversion of Class A common stock to common stock	59,525	—	(59,525)	—	—	—	—	—	—	—	—
Exercise of warrants	19,963	—	—	—	19,963	—	117	—	—	—	117
Modification of stock options	—	—	—	—	—	—	985	—	—	—	985
Issuance of common stock and Class B common stock	3,728,949	37	—	—	3,728,949	37	128,574	—	—	—	128,648
Change in unrealized gain (loss) in available-for-sale securities	—	—	—	—	—	—	—	—	(94,044)	—	(94,044)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	1,391	—	1,391
Repurchase of common stock and Class B common stock	(3,142,735)	(30)	—	—	(3,142,735)	(31)	(101,822)	—	—	—	(101,883)
Net income for the year ended July 31, 2000	—	—	—	—	—	—	—	—	230,850	230,850	230,850

Comprehensive income									138,197

Balance at July 31, 2000	25,959,256	260	9,970,233	100	35,929,489	359	370,646	—	(92,653)	189,727	468,439
Exercise of stock options	698,451	7	—	—	343,000	4	6,872	—	—	—	6,883
Income tax benefit from stock options exercised	—	—	—	—	—	—	2,676	—	—	—	2,676
Conversion of Class A common stock to common stock	153,245	2	(153,245)	(2)	—	—	—	—	—	—	—
Issuance of stock options	—	—	—	—	—	—	2,000	—	—	—	2,000
Modification of stock options	—	—	—	—	—	—	3,082	—	—	—	3,082
Issuance of Class B common stock	—	—	—	—	7,038,085	71	106,497	—	—	—	106,568
Change in unrealized gain (loss) in available-for-sale securities	—	—	—	—	—	—	—	—	89,148	—	89,148
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	930	—	930
Repurchase of common stock and Class B common stock	(4,019,163)	(41)	—	—	(4,019,163)	(41)	2,320	(138,087)	—	—	(135,849)
Net income for the year ended July 31, 2001	—	—	—	—	—	—	—	—	532,359	532,359	532,359

Comprehensive income									622,437

Balance at July 31, 2001	22,791,789	228	9,816,988	98	39,291,411	393	494,093	(138,087)	(2,575)	722,086	1,076,236
Exercise of stock options	1,906,594	19	—	—	4,497,114	45	53,860	—	—	—	53,924
Income tax benefit from stock options exercised	—	—	—	—	—	—	21,601	—	—	—	21,601
Conversion of common stock to Class B common stock	(3,728,949)	(37)	—	—	3,810,265	38	(1)	—	—	—	—
Modification of stock options	—	—	—	—	—	—	1,894	—	—	—	1,894
Issuance of common stock for acquisitions	—	—	—	—	2,391,891	24	34,940	—	—	—	34,964
Change in unrealized gain (loss) in available-for-sale securities	—	—	—	—	—	—	—	—	(1,064)	—	(1,064)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	964	—	964
Repurchase of common stock	(1,400,800)	(14)	—	—	—	—	—	(15,626)	—	—	(15,640)
Net loss for the year ended July 31, 2002	—	—	—	—	—	—	—	—	(303,349)	(303,349)	(303,349)

Comprehensive loss									(303,449)

Balance at July 31, 2002	19,568,634	$196	9,816,988	$98	49,990,681	$500	$606,387	$(153,713)	$(2,675)	$418,737	$869,530

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended July 31
	2000	2001	2002
	(in thousands)
Operating activities
Net income (loss)	$230,850	$532,359	$(303,349)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	48,564	60,351	66,016
Impairment charges	—	199,357	114,310
Extraordinary loss on retirement of debt before income taxes	4,870	—	—
Cumulative effect of accounting change before income taxes	—	—	150,508
Minority interests	(59,336)	5,726	22,070
Price guarantee of Class B common stock	—	—	5,310
Deferred tax liabilities	216,903	204,188	(127,342)
Issuance of common stock to charitable foundation	—	26,378	—
Net realized (gains)/losses from sales of marketable securities and investments	(261,025)	148,724	6,807
Equity in loss of affiliates	6,289	75,066	43,989
Non-cash compensation	42,917	3,082	1,894
Gain on Tycom settlement	—	(313,486)	—
Gain on sales of subsidiary stock	(350,344)	(1,037,726)	—
Changes in assets and liabilities:
Trade accounts receivable	(52,643)	36,029	29,151
Other assets	(28,194)	14,234	(4,364)
Trade accounts payable, accrued expenses and other liabilities	90,053	64,675	(23,238)
Deferred revenue	34,026	7,271	39,981

Net cash provided by (used in) operating activities	(77,070)	26,228	21,743
Investing activities
Purchases of property, plant and equipment	(101,192)	(106,513)	(39,245)
Issuance of notes receivable	—	(12,089)	(8,543)
Investments and acquisitions, net of cash acquired	(38,803)	(73,722)	(81,398)
Collection of notes receivable	9,524	—	—
Sales of marketable securities	—	164,052	742,866
Purchases of marketable securities	(7,059)	—	(1,399,171)
Net proceeds from sale of equity interests in subsidiary	115,434	1,042,113	—

Net cash (used in) provided by investing activities	(22,096)	1,013,841	(785,491)
Financing activities
Proceeds from exercise of stock options for Net2Phone	8,172	—	—
Distributions to minority shareholder of a subsidiary	(3,177)	(18,908)	(19,018)
Proceeds from borrowings	13,898	—	—
Proceeds from exercise of warrants	117	—	—
Proceeds from exercise of stock options	14,534	6,883	53,924
Repayment of capital lease obligations	(9,833)	(14,736)	(19,033)
Repayment of borrowings	(108,146)	(26,054)	(6,308)
Proceeds from issuance of common stock and Class B common stock	128,648	74,787	—
Proceeds from offerings of common stock by Net2Phone	261,189	—	—
Collection of loans to stockholders by Net2Phone	623	—	—
Proceeds from sale of subsidiary stock	5,000	—	30,000
Proceeds from issuance of stock options	—	2,000	—
Repurchases of common stock and Class B common stock	(101,883)	(135,849)	(15,640)

Net cash provided by (used in) financing activities	209,142	(111,877)	23,925

Net (decrease) increase in cash	109,976	928,192	(739,823)
Cash and cash equivalents at beginning of year	52,903	162,879	1,091,071

Cash and cash equivalents at end of year	$162,879	$1,091,071	$351,248

Supplemental disclosure of cash flow information
Cash payments made for interest	$10,074	$7,997	$5,739

Cash payments made for income taxes	$1,050	$5,963	$12,176

Supplemental schedule of non-cash investing and financing activities
Purchases of property, plant and equipment through capital lease obligations	$45,541	$27,010	$19,311

Exchange of Net2Phone common stock for shares of Yahoo! Inc.	$—	$150,000	$—

Issuance of Class B common stock for acquisitions	$—	$—	$34,964

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2002

1.    Summary of Significant Accounting Policies

Description of Business

IDT Corporation (“IDT” or the “Company”) is a facilities-based multinational communications company that provides services and products to retail and wholesale customers worldwide, including prepaid debit and rechargeable calling cards, consumer long distance services, and wholesale carrier services. The Company also operates several media and entertainment-related businesses, most of which are currently in the early stages of development.

Winstar Holdings (“Winstar”), a wholly owned subsidiary of IDT, is a broadband and telephony service provider to commercial and governmental customers. Through its fixed-wireless and fiber infrastructure, Winstar offers local and long distance phone services, and high speed Internet and data communications solutions.

On May 4, 2001, the Company declared a stock dividend of one share of Class B common stock for every one share of common stock, Class A common stock and Class B common stock. IDT distributed the dividend shares on May 31, 2001 to shareholders of record on May 14, 2001. The stock dividend has been accounted for as a stock split and all references to the number of common shares, per common share amounts and stock options have been restated to give retroactive effect to the stock dividend for all periods presented. The Class B common stock commenced trading on the New York Stock Exchange on June 1, 2001 under the ticker symbol “IDT B”.

Investment in Net2Phone

Until August 2000, the Company also provided Internet telephony services through its majority owned subsidiary Net2Phone, Inc. (“Net2Phone”). On August 11, 2000, the Company completed the sale of 14.9 million shares of its holdings of Net2Phone’s Class A common stock, at a price of $75 per share, to ITelTech, LLC (“ITelTech”), a Delaware limited liability company controlled by AT&T Corporation (“AT&T”). In addition, ITelTech purchased four million newly-issued shares of Class A common stock from Net2Phone at a price of $75 per share. These transactions reduced the voting stake of IDT in Net2Phone from approximately 56% to 21% and its economic stake in Net2Phone from approximately 45% to 16%. In recognition of these transactions, the Company recorded a gain on sales of subsidiary stock of $1.038 billion during the year ended July 31, 2001, and deconsolidated Net2Phone effective August 11, 2000. Accordingly, the Company accounted for its investment in Net2Phone subsequent to the deconsolidation using the equity method of accounting.

On October 23, 2001, IDT, Liberty Media Corporation (“Liberty Media”) and AT&T formed a limited liability company (“LLC”), which through a series of transactions among IDT, Liberty Media and AT&T now holds an aggregate of 28.9 million shares of Net2Phone’s Class A common stock, representing approximately 46% of Net2Phone’s outstanding capital stock. Because the LLC holds Class A common stock with two votes per share, the LLC has approximately 63% of the shareholder voting power in Net2Phone. IDT holds the controlling membership interest in the LLC and is the managing member of the LLC. Through July 31, 2002, the Company accounted for its investment in the LLC using the equity method since its control of the LLC was deemed to be temporary due to unilateral liquidation rights held by each of the LLC members. As of July 31, 2002, IDT’s equity investment in Net2Phone was 19.2%.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. SFAS No. 144 also amends Accounting Research Bulletins (“ARB” 51), Consolidated Financial Statements, as amended by SFAS No. 94, Consolidation of ALL Majority-Owned Subsidiaries, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. IDT will adopt SFAS No. 144 as of August 1, 2002, and will thus no longer

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

account for its investment in Net2Phone under the equity method of accounting. Therefore, effective August 1, 2002, Net2Phone will be reconsolidated. The consolidation will result in the inclusion of IDT’s and Net2Phone’s results of operations and financial position beginning August 1, 2002. This change in accounting will not change the net income or loss that would have been reported had the Company continued to account for its investment in Net2Phone under the equity method of accounting. Summarized financial information for Net2Phone as of and for the year ended July 31 is as follows:

	2001	2002
	(in thousands)
Total current assets	$287,572	$114,138
Total assets	411,403	171,696
Working capital	218,100	60,321
Revenues	150,198	137,855
Loss from operations	(240,210)	(257,794)

Basis of Consolidation and Accounting for Investments

The consolidated financial statements include the accounts of IDT and all companies in which IDT has a controlling voting interest that is not temporary (“subsidiaries”), as if IDT and its subsidiaries were a single company. Significant intercompany accounts and transactions between the consolidated companies have been eliminated.

Investments in companies in which IDT has significant influence, but less than and other than temporary controlling voting interest, are accounted for using the equity method of accounting. Investments in companies in which IDT does not have an other than temporary controlling interest or an ownership and voting interest so large as to exert significant influence are accounted for at market value if the investments are publicly traded and there are no resale restrictions, or at cost, if the sale of a publicly-traded investment is restricted or if the investment is not publicly traded. Due to the adoption of SFAS No. 144, effective August 1, 2002, IDT will consolidate all companies in which it has a controlling voting interest, regardless of whether that control is temporary.

The effect of any changes in IDT’s ownership interests resulting from the issuance of equity capital by consolidated subsidiaries or equity investees to unaffiliated parties is included in gain on sales of subsidiary stock.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Communications services are recognized as revenue when services are provided. Revenue on sales of prepaid calling cards is deferred upon activation of the cards and recognized as the card balances are decremented based on minute usage and service charges. Unused balances are recognized as revenue upon expiration of the calling cards, which is generally the later of six months from the date of first use and twelve months from activation.

Revenues at our Winstar segment related to high-speed Internet and data services and local and long-distance voice services are recognized when services are provided.

Purchase of Network Capacity

Purchases of network capacity pursuant to Indefeasible Right of Use (“IRU”) agreements are capitalized at cost and amortized over the term of the capacity agreement, which is generally 15 years. Historically, we have not been a provider of network capacity.

Direct Cost of Revenues

Direct cost of revenues consists primarily of termination costs, toll-free costs, and network costs—including customer/carrier interconnect charges and leased fiber circuit charges. Direct cost of revenues also includes connectivity costs for the Winstar’s fixed-wireless network backbone and lease payments for Winstar’s network of buildings. Direct cost of revenues excludes depreciation and amortization expense.

Property, Plant and Equipment

Equipment, buildings, and furniture and fixtures are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which range as follows: equipment—5 to 7 years; buildings—40 years; and furniture and fixtures—5 to 7 years. Leasehold improvements are depreciated using the straight line method over the term of their lease or their estimated useful lives, whichever is shorter.

Advertising Expense

The majority of IDT’s advertising expense relates to its consumer long distance business. Most of the advertisements are in print or television media, with expenses recorded as they are incurred. Some of the advertising for the consumer long distance business is also done on a cost-per-acquisition basis, where the Company pays the provider of advertising based on a fixed amount per each customer who becomes a subscriber of its services. In such cases, the expenses are recorded based on the number of customers who were added during the period in question.

For the years ended July 31, 2000, 2001 and 2002, advertising expense totaled approximately $46.7 million, $17.1 million and $16.0 million, respectively.

During the year ended July 31, 2000, the Company incurred approximately $28.0 million of costs to terminate advertising arrangements. These advertising termination costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. No advertising termination costs were incurred for the years ended July 31, 2001 and 2002.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Software Development Costs

Costs for the internal development of new software products and substantial enhancements to existing software products to be sold are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. For the years ended July 31, 2000, 2001 and 2002, research and development costs totaled approximately $4.7 million, $2.5 million and $1.0 million, respectively.

Capitalized Internal Use Software Costs

The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. These costs consist of payments made to third parties and the salaries of employees working on such software development. For the years ended July 31, 2000, 2001 and 2002, the Company has capitalized $8.6 million, $2.5 million and $1.4 million, respectively, of internal use software costs as computer software.

Repairs and Maintenance

We charge the cost of repairs and maintenance, including the cost of replacing minor items not constituting substantial betterment, to selling, general and administrative expenses as these costs are incurred.

Long-Lived Assets

In accordance with SFAS No. 121, the Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The analysis of the recoverability utilizes undiscounted cash flows. The measurement of the loss, if any, will be calculated as the amount by which the carrying amount of the asset exceeds the fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market value. At July 31, 2001 and 2002, the Company had 89% and 60%, respectively, of its cash and cash equivalents in three and two financial institutions, respectively.

Goodwill

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but are subject to impairment tests, performed at least annually, in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

Other Intangibles

Licenses are amortized over 5 years using the straight-line method. Costs associated with obtaining the right to use trademarks and patents owned by third parties are capitalized and amortized on a straight-line basis over the term of the trademark licenses and patents. Acquired core technology is amortized over 3 to 5 years. The Company systematically reviews the recoverability of its acquired licenses and other intangible assets to determine whether an impairment has occurred. Upon determination that the carrying value of acquired licenses

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and other intangible assets will not be recovered based on the undiscounted future cash flows of the acquired business, the carrying value of such acquired licenses and other intangible assets would be deemed impaired and would be reduced by a charge to operations in the amount that the carrying value exceeds the fair value.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries denominated in foreign currencies at July 31 are translated at year-end rates of exchange and monthly results of operations are translated at the average rates of exchange for that month. Gains or losses resulting from translating foreign currency financial statements are recorded as a separate component of accumulated other comprehensive loss in stockholders’ equity.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependant upon the generation of future taxable income during the period in which related temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings Per Share

Basic earnings per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of convertible securities, stock options, warrants, contingently issuable shares and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.

Vulnerability Due to Certain Concentrations

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, marketable securities and trade accounts receivable. Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers in various geographic regions comprising the Company’s customer base. No single customer accounted for more than 10% of consolidated revenues in Fiscal 2002. However, our 5 largest customers accounted for 15.2% of consolidated revenues in Fiscal 2002. This concentration of revenues increases our risk associated with nonpayment by these customers.

The Company is subject to risks associated with its international operations, including changes in exchange rates, difficulty in trade accounts receivable collection and longer payment cycles.

Management regularly monitors the creditworthiness of its domestic and international customers and believes that it has adequately provided for any exposure to potential credit losses.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. At July 31, 2002, the carrying value of the Company’s trade accounts receivable, other current assets, trade accounts payable, accrued expenses, deferred revenue, capital lease obligations and other current liabilities approximate fair value.

Stock Based Compensation

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the Company applies APB No. 25 in accounting for its stock option plans and, accordingly, compensation cost is recognized for its stock options only if it relates to non-qualified stock options for which the exercise price was less than the fair market value of the Company’s common stock or Class B common stock as of the date of grant. The compensation cost of these grants is amortized on a straight-line basis over their vesting periods. The Company follows the disclosure only provisions of SFAS 123 and provides pro forma disclosures of net income (loss) and net income (loss) per share as if the fair value-based method of accounting for stock options, as defined in SFAS 123, had been applied.

Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 143, Accounting for Retirement Obligations (“SFAS 143”). SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The Company is required to adopt SFAS 143 on August 1, 2002 and expects that the provisions will not have a material impact on its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, will now be used to classify those gains and losses because Statement No. 4 has been rescinded. Statement No. 44 was issued to establish accounting requirements for the effects of transition to provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement No. 44 is no longer necessary.

SFAS 145 amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. IDT is required to adopt SFAS 145, effective for Fiscal 2003. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of APB Opinion No. 30, will be reclassified to conform with the provisions of SFAS 145. The Company does not expect the adoption of SFAS 145 will have a material impact on its consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 requires Companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3). SFAS 146 replaces EITF 94-3. The Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 will have a material impact on its consolidated financial statements.

2.    Marketable Securities

The Company classifies all of its marketable securities as “available-for-sale securities.” Such marketable securities consist primarily U.S. Government Agency Obligations, which are stated at market value, with unrealized gains and losses in such securities reflected, net of tax, as “other comprehensive income (loss)” in stockholders’ equity. The Company intends to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all marketable securities are classified as “short-term.” The following is a summary of marketable securities as of July 31, 2002:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term
Available-for-sale securities:
U.S. Government Agency Obligations	$628,635	$3,490	$—	$632,125
Other marketable securities	32,269	—	(5,663)	26,606

	$660,904	$3,490	$(5,663)	$658,731

The following is a summary of marketable securities as of July 31, 2001:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term
Available-for-sale securities:
U.S. Government Agency Obligations	$1,150	$—	$(33)	$1,117
Other marketable securities	6,318	—	(3,946)	2,372

	$7,468	$—	$(3,979)	$3,489

Sales and realized (gains) losses from the sale of available-for-sale securities for the years ended July 31, 2000, 2001 and 2002 amounted to approximately $104.2 million and $(28.3) million, $162.0 million and $126.0 million, and $742.9 million and $(1.5) million, respectively. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of marketable securities.

During Fiscal 2000, IDT sold approximately $55.0 million of held-to-maturity securities prior to their maturity dates and recorded a loss of approximately $1.2 million. The securities were sold to fund certain transactions. In connection with these sales, marketable securities with a cost basis of approximately $22.0 million were reclassified as available-for-sale and through July 31, 2000, unrealized losses of approximately $0.8 million were included in accumulated other comprehensive loss.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Terra Networks Transaction

In October 1999, IDT entered into a joint venture agreement with Terra Networks, S.A. (“Terra”) pursuant to which the two parties formed two limited liability companies to provide Internet services and products to customers in the United States. One company was formed to provide Internet access to customers and the other company was formed to develop and manage an Internet portal that would provide content-based Internet services. IDT’s 49% interest in the Internet access company was accounted for using the equity method of accounting. The equity method was used since IDT had significant influence, but less than a controlling voting interest. IDT’s 10% interest in the Internet portal company was accounted for at cost. The cost method was used since IDT did not have a controlling voting interest, or an ownership or voting interest so large as to exert significant influence, and the venture was not publicly traded. On April 30, 2000, the Company sold its interests in the two joint ventures for the right to receive 3.75 million shares of Terra common stock. In connection with these sales, the Company recognized a pre-tax gain of $231.0 million for the year ended July 31, 2000. During the years ended July 31, 2000 and 2001, the Company sold a total of 3.745 million of its Terra shares and recognized therewith a gain of $24.9 million and a loss of $129.2 million, respectively, which have been included as a component of “investment and other income (expense).”

3.    Property, Plant and Equipment

Property, plant and equipment consists of the following:

	July 31
	2001	2002
	(in thousands)
Equipment	$264,422	$343,874
Computer software	10,192	11,468
Leasehold improvements	21,603	27,453
Furniture and fixtures	11,120	12,242
Land and building	8,937	8,934

	316,274	403,971
Less accumulated depreciation and amortization	(92,232)	(153,340)

Property, plant and equipment, net	$224,042	$250,631

Fixed assets under capital leases aggregated $104.2 million and $118.3 million at July 31, 2001 and 2002, respectively. The accumulated amortization related to these assets under capital leases was $35.4 million and $50.2 million at July 31, 2001 and 2002, respectively. Amortization of fixed assets under capital leases is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

During the year ended July 31, 2002, the Company recorded an impairment charge associated with its property, plant and equipment of $3.9 million, primarily resulting from the write-down of certain decommissioned European telecommunications switch equipment and certain discontinued wireless-related equipment.

As a result of the Company’s gradual exit from the dial-up Internet access service business, including the sale of a majority of its dial-up Internet access customers, the Company recorded an impairment charge associated with its property, plant and equipment of $ 6.0 million during the year ended July 31, 2001, primarily relating to equipment previously used to provide dial-up Internet access services.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Goodwill, Licenses and Other Intangibles

In June 2001, the FASB issued SFAS No. 142. Under the new rules, goodwill and intangible assets deemed to have indefinite lives would no longer be amortized but rather be subject to impairment tests performed at least annually, in accordance with the Statement. Other intangible assets would continue to be amortized over their useful lives.

The Company chose to early adopt the new rules on accounting for goodwill and other intangible assets and began to apply them beginning in the first quarter of Fiscal 2002. As such, the Company performed the required impairment tests of goodwill as of August 1, 2001, and, as a result, the Company recorded an impairment charge of $147.0 million, net of income taxes of $3.5 million. The impairment charge was recorded in the first quarter of Fiscal 2002 as a cumulative effect of a change in accounting principle. In determining the impairment charge, the Company obtained an independent valuation of the underlying assets in which discounted cash flows analyses were utilized. As a result, it was determined that the fair value of certain reporting units were less than their carrying values. The implied fair value of goodwill was then determined to be below its carrying value. As a result, the Company recorded an impairment charge to reduce the fair value of goodwill attributable to these reporting units to its carrying value.

During the year ended July 31, 2002, the Company recorded goodwill of $4.9 million as a result of acquisitions, primarily in the Company’s Media business segment. The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from July 31, 2001 to July 31, 2002:

	Wholesale Telecommunications Services	Retail Telecommunications Services	Winstar	Internet Telephony	Media	Corporate	Total
	(in thousands)
Balance as of July 31, 2001	$44,148	$104,211	$—	$—	$29,934	$—	$178,293
Effect of adoption of SFAS No. 142	(44,148)	(103,635)	—	—	(2,725)	—	(150,508)
Acquisitions during 2002	—	446	—	—	4,471	—	4,917

Balance as of July 31, 2002	$—	$1,022	$—	$—	$31,680	$—	$32,702

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the impact of SFAS No. 142 on income (loss) before extraordinary item and cumulative effect of accounting change, net income (loss) and earnings per share had the standard been in effect for the years ended July 31, 2000 and 2001:

	Year Ended July 31,
	2000	2001	2002
	(in thousands, except per share data)
Income (loss) before extraordinary item and cumulative effect of accounting change	$233,826	$532,359	$(156,366)
Add back: goodwill amortization	14,926	16,313	—

Adjusted income (loss) before extraordinary item and cumulative effect of accounting change	$248,752	$548,672	$(156,366)

Earnings per share—basic	$3.34	$7.79	$(2.08)
Add back: goodwill amortization	0.21	0.24	—

Adjusted earnings per share—basic	$3.55	$8.03	$(2.08)

Earnings per share—diluted	$3.11	$7.12	$(2.08)
Add back: goodwill amortization	0.20	0.22	—

Adjusted earnings per share—diluted	$3.31	$7.34	$(2.08)

Net income (loss)	$230,850	$532,359	$(303,349)
Add back: goodwill amortization	14,926	16,313	—

Adjusted net income (loss)	$245,776	$548,672	$(303,349)

Earnings per share—basic	$3.30	$7.79	$(4.04)
Add back: goodwill amortization	0.21	0.24	—

Adjusted earnings per share—basic	$3.51	$8.03	$(4.04)

Earnings per share—diluted	$3.07	$7.12	$(4.04)
Add back: goodwill amortization	0.20	0.22	—

Adjusted earnings per share—diluted	$3.27	$7.34	$(4.04)

The following disclosure presents certain information on the Company’s licenses and other intangible assets. All licenses and intangible assets are being amortized over their estimated useful lives, with no estimated residual values.

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
		(in thousands)
As of July 31, 2002
Amortized intangible assets:
Licenses	5 years	$23,994	$(3,175)	$20,819
Core technology, trademark and patents	5 years	5,295	(611)	4,684

Total		$29,289	$(3,786)	$25,503

As of July 31, 2001
Amortized intangible assets:
Licenses	5 years	$42,523	$(23,038)	$19,485
Core technology, trademark and patents	5 years	2,817	(2,791)	26

Total		$45,340	$(25,829)	$19,511

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Licenses and other intangible assets amortization expense was $0.9 million, $4.9 million and $3.8 million for the years ended July 31, 2000, 2001 and 2002, respectively. The Company estimates that amortization expense of licenses and other intangible assets for each of the next five fiscal years ending July 31 will be approximately $5.1 million.

5.    Related Party Transactions

The Company has entered into a number of agreements with Net2Phone. Pursuant to these agreements, during the years ended July 31, 2001 and 2002, the Company billed Net2Phone approximately $56.8 million and $31.6 million, respectively, and Net2Phone billed the Company approximately $19.2 million and $16.1 million, respectively. In the year ended July 31, 2000, Net2Phone was included in the Company’s consolidated financial statements and any amounts billed were eliminated in consolidation. The net balance owed to the Company by Net2Phone was approximately $19.3 million and $0.8 million as of July 31, 2001 and 2002, respectively.

The Company currently leases one of its facilities in Hackensack, New Jersey from a corporation which is wholly owned by the Company’s Chairman. Aggregate lease payments under such lease was approximately $24,000 for the years ended July 31, 2000, 2001 and 2002. The Company made payments for food related expenses to a cafeteria owned and operated by the son of the Company’s chairman. Such payments were $0.1 million and $0.6 million in fiscal years 2001 and 2002, respectively. No payments were made to the cafeteria in fiscal 2000.

The Company has obtained various insurance policies that have been arranged through a company affiliated with individuals related to both the Chairman and the General Counsel of the Company. The aggregate premiums paid by the Company with respect to such policies was approximately $0.1 million, $2.2 million and $3.6 million for the years ended July 31, 2000, 2001 and 2002, respectively. IDT retained the services of a private insurance consulting firm to ensure that these insurance policies were both necessary and reasonable. The commissions that were earned on such premiums are shared with several insurance wholesalers that access excess and surplus lines of insurance held by the Company.

On December 13, 2001, IDT granted to its Chairman options to purchase 1 million shares of IDT Class B common stock, at an exercise price of $12.06 per share. The options were to vest over a period of 5 years, at a rate of 50,000 options per quarter, commencing on January 1, 2002. On May 14, 2002, IDT’s Chairman waived and agreed to the cancellation of any rights under the options, and, as a result, all the options were cancelled retroactive to their December 13, 2001 date of grant.

The Chief Executive Officer and Vice-Chairman of the Company is a partner in a law firm that has served as counsel to the Company since July 1996. Fees paid to this law firm by the Company amounted to $0.3 million, $0.0 million and $0.5 million for fiscal years ended July 31, 2000, 2001 and 2002 respectively. In addition, a Director of the Company is of counsel to a law firm that has served as counsel to the Company since November 1999. Fees paid to this law firm by the Company amounted to $1.0 million, $3.1 million and $6.3 million for fiscal years ended July 31, 2000, 2001 and 2002, respectively.

In addition, the Company had loans outstanding to officers and employees aggregating approximately $7.7 million and $10.3 million as of July 31, 2001 and 2002, respectively, which are included within “other assets” in the accompanying consolidated balance sheets.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All of the Company’s related party transactions are reviewed by the Audit Committee of the Company’s Board of Directors.

6.    Income Taxes

Significant components of the Company’s deferred tax assets and deferred tax liabilities consist of the following:

	July 31
	2001	2002
	(in thousands)
Deferred tax assets:
Unrealized losses on securities	$857	$—
Bad debt reserve	3,980	10,179
Exercise of stock options	9,857	9,857
Reserves	4,500	4,500
Charitable contributions	10,765	10,795
Net operating loss	—	170,404
Other	8,992	9,899

Deferred tax assets	38,951	215,634

Deferred tax liabilities:
Deferred revenue	(196,000)	—
Partnership	—	(278,000)
Unrecognized gain on securities	(100,313)	(28,709)
Gain on sales of subsidiary stock	(105,466)	(120,574)
Depreciation	(16,074)	(14,801)
Identifiable intangibles	(3,583)	(7,083)
Other	(8,429)	(8,440)

Deferred tax liabilities	(429,865)	(457,607)

Net deferred tax liabilities	$(390,914)	$(241,973)

The provision for (benefit from) income taxes consists of the following for the years ended July 31:

	2000	2001	2002
	(in thousands)
Current:
Federal	$—	$6,600	$—
State and local and foreign	(394)	14,249	(30,683)

	(394)	20,849	(30,683)

Deferred:
Federal	175,191	150,997	(72,788)
State and local and foreign	41,712	37,549	(17,349)

	216,903	188,546	(90,137)

	$216,509	$209,395	$(120,820)

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income statement classification of the provision for (benefit from) income taxes consists of the following at July 31:

	2000	2001	2002
	(in thousands)
Provision for (benefit from) income taxes attributable to continuing operations	$218,403	$209,395	$(124,345)
Income tax benefit attributable to extraordinary loss	(1,894)	—	—
Income tax benefit attributable to cumulative effect of accounting change	—	—	3,525

	$216,509	$209,395	$(120,820)

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows:

	2000	2001	2002
	(in thousands)
Federal income tax at statutory rate	$137,513	$261,618	$(149,693)
Foreign tax rate differential	—	(99,563)	(53,806)
Losses for which no benefit provided	32,703	19,141	87,602
Nondeductible expenses	17,625	2,162	52,921
State and local and foreign income tax, net of federal benefit	28,612	26,037	(57,844)
Other	56	—	—

	$216,509	$209,395	$(120,820)

7.    Stockholders’ Equity
Common Stock, Class A Common Stock, and Class B Common Stock

The rights of holders of common stock, Class A common stock and Class B common stock are identical except for certain voting and conversion rights and restrictions on transferability. The holders of Class A common stock are entitled to three votes per share. The holders of Class B common stock are entitled to one-tenth of a vote per share, and the holders of common stock are entitled to one vote per share. Class A common stock is subject to certain limitations on transferability that do not apply to the common stock and Class B common stock. Each share of Class A common stock may be converted into one share of common stock, at any time, at the option of the holder.

Stock Options
Prior to March 15, 1996, the Company had an informal stock option program whereby employees were granted options to purchase shares of common stock. Under this informal program, options to purchase 4,317,540 shares of common stock were granted.

The Company adopted a stock option plan as amended (the “Option Plan”) for officers, employees and non-employee directors to purchase up to 6,300,000 shares of the Company’s common stock. In May 2000, the Board of Directors of the Company approved an amendment to the Option Plan to reserve for issuance 300,000 shares of Class B common stock. In September 2000, the Board of Directors of the Company approved an amendment to the Option Plan to reserve for issuance of an additional 3,000,000 shares of Class B common stock. On May 31, 2002, the Company distributed a stock dividend of one share of Class B common stock for each share of the Company’s common stock, Class A common stock and Class B common stock. Accordingly, pursuant to the terms of the Option Plan, up to an additional 9,600,000 shares of Class B common stock were reserved for issuance under the Option Plan. In October 2001, the Board of Directors of the Company approved an amendment to the Option Plan to reserve for issuance an additional 3,000,000 shares of Class B common stock. In September 2002, the Board of Directors of the Company approved an amendment to the Option Plan to reserve for issuance of an additional 3,000,000 shares of Class B common stock. Generally, options become exercisable over vesting periods up to six years and expire ten years from the date of grant.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity under the Company’s stock option plan and stock option program is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at July 31, 1999	7,175,932	$5.25
Granted	8,851,086	9.98
Exercised	(2,621,400)	5.54
Canceled	(95,000)	8.86
Forfeited	(31,500)	10.93

Outstanding at July 31, 2000	13,279,118	8.31
Granted	5,112,004	9.15
Exercised	(1,041,451)	6.61
Canceled	(299,247)	5.71
Forfeited	(55,200)	12.63

Outstanding at July 31, 2001	16,995,224	8.70
Granted	4,599,982	12.11
Exercised	(6,403,708)	8.42
Canceled	(1,012,376)	11.96
Forfeited	(19,900)	11.99

Outstanding at July 31, 2002	14,159,222	$9.69

The following table summarizes the status of stock options outstanding and exercisable at July 31, 2002:

	Stock Options Outstanding
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (in years)	Number of Stock Options Exercisable
$0.10 – $0.10	290,296	2.0	290,296
$0.21 – $0.21	17,632	2.7	17,632
$0.41 – $0.41	36,000	2.0	36,000
$0.83 – $0.83	30,000	2.7	30,000
$2.19 – $2.63	639,500	4.7	639,500
$3.44 – $4.13	489,550	4.7	489,550
$5.63 – $8.00	5,649,968	8.0	2,016,499
$8.72 – $12.13	5,144,618	7.7	2,657,050
$13.13 – $18.51	1,861,658	8.4	1,070,358

	14,159,222	7.5	7,246,885

The weighted-average fair value of options granted was $7.42, $7.05 and $9.34 for the years ended July 31, 2000, 2001 and 2002, respectively.

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for employees’ stock options under the fair value method provided by that statement. The fair value of the stock options was estimated at the date of

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

grant using the Black-Scholes option pricing model with the following assumptions for vested and non-vested options:

	2000	2001	2002
Assumptions
Average risk-free interest rate	6.49%	4.77%	4.22%
Dividend yield	—	—	—
Volatility factor of the expected market price of the Company’s common stock	81%	90%	73%
Average life	5 years	5 years	5 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employees’ stock options.

For purposes of pro forma disclosures, the estimated fair value of the options under SFAS No. 123 is amortized to expense over the options’ vesting period. For the years ended July 31, 2000, 2001 and 2002, pro forma net income (loss) and pro forma net income (loss) per share under SFAS No. 123 amounted to the following:

	2000	2001	2002
	(in thousands, except per share data)

Net income (loss), as reported	$230,850	$532,359	$(303,349)
Pro forma net income (loss)	$214,286	$514,716	$(328,611)

Net income (loss) per share, as reported:
Basic	$3.30	$7.79	$(4.04)
Diluted	$3.07	$7.12	$(4.04)

Pro forma net income (loss) per share:
Basic	$3.06	$7.54	$(4.38)
Diluted	$2.84	$6.88	$(4.38)

The Company has modified stock options granted for certain employees of the Company to accelerate or extend their terms. Accordingly, the Company recorded additional compensation expense of approximately $1.0 million, $3.1 million and $1.9 million for the years ended July 31, 2000, 2001 and 2002, respectively. During Fiscal 2002, the Company granted options to certain employees to purchase 14,546 shares of common stock in its subsidiary, IDT Telecom, at an average exercise price of $366.67 per share. No such options were exercised during the year.

Net2Phone Stock Options

During the quarter ended July 31, 2000, stock options issued to certain officers and employees of Net2Phone were accelerated in accordance with the original stock option awards and as a result Net2Phone recorded $12.5 million in compensation charges as a result of the acceleration. During the quarter ended July 31, 2000, stock options issued to certain officers and employees of IDT were modified and as a result, Net2Phone recorded $18.3 million in compensation charges.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Buyback Program

Our Board of Directors has authorized the repurchase of up to 45 million shares (adjusted for the May 2001 stock dividend) of our common stock and Class B common stock. During Fiscal 2002, we repurchased approximately 1.4 million shares of our common stock, for an aggregate purchase price of $15.6 million. Combined with the 6.8 million (adjusted) shares and 7.4 million (adjusted) shares repurchased during Fiscal 2001 and Fiscal 2000, respectively, we have repurchased a total of 15.6 million shares under the share repurchase program through the end of Fiscal 2002, of which 6.2 million shares were retired as of July 31, 2002.

Liberty Media Transaction

On March 27, 2000, Liberty Media agreed to purchase approximately 9.9% of the equity of IDT, equal to approximately 3.775 million shares of IDT’s common stock and exchangeable for shares of Class B common stock (before adjusting for the May 2001 stock dividend). On June 6, 2000, Liberty Media completed the purchase of 3.729 million shares of IDT’s common stock (before adjusting for the May 2001 stock dividend) at $34.50 per share (before adjusting for the May 2001 stock dividend), resulting in aggregate cash consideration of $128.6 million. Liberty Media also has the right to nominate a director for election to the IDT Board of Directors.

On October 11, 2001 IDT issued to Liberty Media 3.810 million shares of IDT Class B common stock in exchange for the 3.729 million shares of IDT common stock held by Liberty Media. The exchange rate was based upon the relative average market prices for the IDT Class B common stock and the IDT common stock during a specified 30 trading day period.

Liberty Media Investment in IDT Telecom, Inc.

On January 30, 2002, IDT Telecom sold 7,500 newly issued shares of its common stock to Liberty Media at a price of $4,000 per share, for total aggregate proceeds of $30.0 million. As a result of this investment, Liberty Media became the owner of approximately 4.8% of the common equity of IDT Telecom (0.5% of the voting power). The Company owns the remaining common equity of IDT Telecom.

AT&T Transaction

In March 2000, the Company was granted the option to sell to AT&T 4.1 million shares of its Class B common stock for approximately $74.8 million. In March 2001, the Company exercised this option.

Hicks, Muse, Tate & Furst Transaction

In June 2001, the Company issued stock options to Hicks, Muse, Tate & Furst Incorporated (“HMTF”) to purchase up to 2.2 million shares of the Company’s Class B common stock at exercise prices ranging from $11.25 to $15.00 per share, as defined. The stock options are exercisable on the first anniversary of the agreement, and expire on the fifth anniversary date. In consideration for the stock options issued to HMTF, the Company received $2.0 million in cash.

IDT Charitable Foundation

In May 2001, the Company established the IDT Charitable Foundation (the “Foundation”) with the purpose of obtaining money or property to be contributed from time to time to eligible charitable organizations. The Foundation also administers a matching gifts program available to IDT’s directors, officers, employees and retirees.

In July 2001, the Company funded the Foundation with 2.2 million shares of Class B common stock worth approximately $26.4 million at that time.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Commitments and Contingencies

Legal Proceedings

On January 29, 2001, the Company filed a Complaint with the United States District Court for the District of New Jersey, against Telefonica S.A., Terra Networks, S.A., Terra Networks, U.S.A., Inc. and Lycos, Inc. The complaint asserts claims against the defendants for, among other things, breaches of various contracts, breach of fiduciary duty, securities violations, fraudulent misrepresentation, negligent misrepresentation, fraudulent concealment and tortious interference with prospective economic advantage. The defendants have been served with the Complaint. The Company has filed an Amended complaint and the defendants have filed an answer to the amended complaint. Terra Networks, S.A. has filed a counterclaim for breach of contract alleging that the Company was required to pay to Terra Networks, S.A. $3.0 million, and failed to do so. The defendants have filed a motion to dismiss the complaint. On September 14, 2001, the Court issued an Order: (a) permitting the Company to take discovery relevant to the subject of whether Telefonica S.A. is subject to personal jurisdiction, (b) denying Telefonica S.A.’s motion to dismiss for lack of personal jurisdiction without prejudice to Telefonica S.A.’s right to renew the motion upon the completion of jurisdictional discovery, and (c) carrying on the calendar defendants’ motion to dismiss on non-jurisdictional grounds pending the completion of jurisdictional discovery, which is ongoing. Each party served the other party with certain requests for discovery relevant to the subject of whether Telefonica S.A. is subject to personal jurisdiction. The motions were denied almost in their entirety. The case continues in the early stages of discovery. No trial date has yet been set in this matter.

On May 25, 2001, we filed a statement of claim with the American Arbitration Association naming Telefonica Internacional, S.A. (“Telefonica”) as the Respondent. The statement of claim asserts that the Company and Telefonica entered into a Memorandum of Understanding (“MOU”) that involved, among other things, the construction and operation of a submarine cable network around South America (“SAm-I”). The Company is claiming, among other things, that Telefonica breached the MOU by: (1) failing to negotiate SAm-I agreements; (2) refusing to comply with the equity provisions of the MOU; (3) refusing to sell capacity and back-haul capacity pursuant to the MOU; and (4) failing to follow through on the joint venture. Telefonica has responded to IDT’s Statement of Claim and has filed a Statement of Counterclaim which alleges, among other things: (1) Fraud in the Inducement; (2) Tortious Interference with Prospective Business Relations; (3) Breach of the Obligations of Good Faith and Fair Dealing; and (4) Declaratory and Injunctive Relief. Discovery is in its final stages and both parties have submitted expert reports. The arbitration is ongoing and is expected to continue into 2003.

In September 2001, Alfred West filed a complaint against the Company and its wholly-owned subsidiary, IDT Telecom, Inc. in the Federal District Court in Newark, New Jersey seeking monetary damages of $25 million for alleged breach of contract, breach of implied covenant of good faith and fair dealing, fraud, negligent misrepresentation, promissory estoppel, quantum meruit, tortious interference and unfair competition. The Company filed counterclaims for fraud, negligent misrepresentation, breach of fiduciary duty, tortious interference and breach of contract. Several depositions have been completed, and discovery should be completed by the end of October 2002.

Winstar acquired certain domestic telecommunications assets formerly owned by Old Winstar, which was approved by the Bankruptcy Court on December 19, 2001 (the “Sale Order”). Although many of the purchased assets were transferred to Winstar at the time of the sale, the transfer of certain of Old Winstar’s regulated telecommunications assets, including its customer base, was subject to a number of federal and state regulatory approvals and on Winstar’s obtaining the necessary telecommunications facilities and services necessary to serve the customers it agreed to purchase from Old Winstar. Subsequently, Winstar has entered into interconnection agreements with the relevant RBOCs and has sought to use services and facilities obtained pursuant to those

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreements and pursuant to RBOC tariffs to complete its network and therefore to be able to transition the customers from service by Old Winstar to Winstar.

Although all of the regulatory approvals necessary for this transition have now been issued, the RBOCs have asserted that Winstar is nevertheless not entitled to obtain uninterrupted services under their interconnection agreements and tariffs unless the RBOCs receive payment of approximately $40 million, in the aggregate, allegedly owed by Old Winstar for access to RBOC facilities and circuits. Based on the claim that Winstar must pay this “cure” amount as a condition of receiving uninterrupted service, the RBOCs have refused in certain instances to provide facilities and service to Winstar that it needs in order to serve its customers directly. As a result, Winstar is operating the business of Old Winstar pursuant to a management agreement approved by the bankruptcy court, and is providing services to the customers on behalf of Old Winstar.

Winstar contends that, even were it to assume the Old Winstar contracts with the RBOCs, the amounts set forth in the RBOC’s proofs of claim greatly exceed any reasonable “cure” for facilities and services that Winstar seeks to obtain from the RBOCs, since the claims include significant amounts that Old Winstar owed for services and facilities that IDT Winstar has not requested, and does not need to be able to provide services to the customers following the transition. Winstar also disputes the RBOC’s claims that they are not obligated to provide services and facilities to Winstar without an assumption or assignment of the Old Winstar contracts and a payment of “cure” amounts. In response to the RBOC’s refusal to provide service, on April 17, 2000 Winstar filed an Emergency Petition for a Declaratory Ruling at the FCC (Inc. Docket No. 02-80) asking that the FCC declare that the refusal of the RBOCs to provide the requested services and facilities pursuant to their interconnection agreements and tariffs, and their refusal to transition such services in a manner that does not interrupt services to the customers is unreasonable and therefore unlawful under federal law. In response, one RBOC (Verizon) filed a counter-petition asking that the FCC declare that the federal telecommunications laws do not require it to provide facilities and services to Winstar without “cure” of Old Winstar’s debts. A number of parties filed comments in the FCC proceeding on both sides of the issue and the proceeding is still pending at the FCC. Winstar believes that the RBOCs have acted unreasonably and unlawfully in denying its requests for services and facilities and will continue absent a settlement with the RBOCs to advocate its position vigorously.

In addition, faced with likely termination of service to Old Winstar customers in violation of the Telecommunications Act and number our FCC regulations, we sought injunctive relief (in addition to other remedies) in the U.S. District Court for the District of New Jersey against Verizon, Qwest Corp. and Qwest Communications Corp. (“QCC”) to prevent them from discontinuing underlying services which would prevent us from providing service to our customers. Certain interim relief was secured, and Verizon, Qwest and QCC subsequently agreed not to terminate service without appropriate notice to us. The District of New Jersey action is ongoing.

The RBOCs further contend that the provision in the Sale Order requiring them to continue serving Old Winstar and its subsidiaries expired on or about April 18, 2002. Winstar promptly moved to enforce that provision of the Sale Order, but the bankruptcy court denied its motion. Winstar has appealed the denial of that motion to the U.S. District Court for the District of Delaware. In addition, Winstar asked the District Court for interim relief during the pendency of its appeal to stay the RBOCs and other service providers from cutting off service until the appeal is decided. The District Court has not yet ruled on that request, but has temporarily ordered that service providers, including the RBOCs, may not terminate service or otherwise affect Winstar’s business without permission of the Court.

During preliminary status hearings before the District Court on May 24 and June 4, 2002, the RBOCs and Winstar advised the Court of their willingness to enter into settlement discussions and/or non-binding mediation

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in an attempt to resolve their disputes. Those settlement discussions and mediations are ongoing, and the District Court appeal is therefore still pending. It is too soon to predict whether settlements will be reached with any or all of the RBOCs or, if so, to quantify the monetary effect of such settlements, if any, on Winstar. To the extent that a settlement agreement is not reached with any or all of the RBOCs, we expect that the appellate proceedings will resume. One possible outcome of an adverse ruling by the District Court on either the interim relief requested by Winstar or on the merits of the case could be to permit the RBOCs to terminate services that are being provided to our customers and therefore to prevent the uninterrupted transition of those customers to Winstar service. A status conference is scheduled for November 8, 2002, for the parties to report on the progress of their efforts to mediate the disputes.

Winstar believes that the RBOCs have acted unreasonably and unlawfully in denying its request for services and facilities and will continue absent a settlement to advocate its positions vigorously. However, adverse results in one or more of the above-described RBOC litigations could have a material adverse effect on us, including payment of the “core” amount described above, or the inability of Winstar to access the RBOCs services and facilities, in which its business is substantially dependent.

On or about July 25, 2002, PT-1 Communications, Inc. (“PT-1”) filed a summons and complaint against the Company and its subsidiaries, IDT Netherlands, B.V., IDT Telecom, Inc. and IDT Domestic Telecom, Inc. (collectively “the Company”) in the United States Bankruptcy Court for the Eastern District of New York. PT-1 seeks (a) to recover damages for certain fraudulent transfers of property of the Debtor’s bankruptcy estate, (b) to recover damages for unjust enrichment, and (c) to recover damages from breaches under the agreement between the parties for the sale of the Debtor’s debit card business to the Company, including the Company’s alleged failure to remit payment for use of certain telecommunication and platform services on or through PT-1 switches. In total, PT-1 is seeking $24 million in damages as well as certain unstated amounts. The Company served its answer on September 18, 2002. Initial discovery will commence shortly.

On or about September 16, 2002, a complaint was filed by Mark B. Aronson in the Court of Common Pleas of Allegheny County, Pennsylvania seeking certification of a class consisting of consumers who were charged a fee when the Company switched underlying carriers from Global Crossing to AT&T. At this point no specific damages have been specified in the complaint. Thus, the Company cannot yet quantify its exposure.

On or about September 19, 2002, a complaint was filed by Ramon Ruiz against the Company and Union Telecard Alliance, LLC in the Supreme Court of the State of New York seeking certification of a class consisting of consumers who allegedly purchased and used the Company’s pre-paid calling cards and were charged any fee that was not specifically disclosed on the card packaging prior to purchase. The complaint seeks damages in excess of one hundred million dollars.

On or about October 11, 2002, a complaint was filed by Paul Zedeck against us and Union Telecard in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, seeking certification of a class consisting of consumers who allegedly purchased and used our prepaid calling cards and were charged any fee that was not specifically disclosed on the card packaging prior to purchase. The damages sought have not yet been quantified. Because we only recently received the complaint, we are still evaluating the potential impact and our approach to contesting the claims or attempts to certify the classes.

On or about October 18, 2002, a complaint was filed by Morris Amsel against us and IDT Telecom in the Supreme Court of the State of New York seeking certification of a class consisting of consumers who allegedly purchased our calling cards. Plaintiff’s complaint relates to payphone charges and international rates. The complaint seeks damages of not less that $100 million. Because we only recently received the complaint, we are still evaluating the potential impact and our approach to contesting the claims or attempts to certify the classes.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On or about October 24, 2002, Winstar filed suit against Superior Logistics Management Services, Inc. (“Superior”) in the United States District Court for the Eastern District of Virginia. The complaint alleges counts for breach of contract (Superior breached a settlement agreement with Winstar), conversion (for retaining Winstar’s property), and detinue (for return of the property). Winstar is seeking approximately $50 million in damages, plus punitive damages, costs, and attorney’s fees.

The Company is subject to other legal proceedings and claims, which have arisen in the ordinary course of its business and have not been finally adjudicated. Although there can be no assurances in this regard, in the opinion of the Company’s management, such proceedings, as well as the aforementioned actions, will not have a material adverse effect on results of operations, cash flows or the financial condition of the Company.

Lease Obligations

The future minimum payments for capital and operating leases as of July 31, 2002 are approximately as follows:

	Operating Leases	Capital Leases
	(in thousands)
Year ending July 31:
2003	$69,420	$27,110
2004	52,174	23,482
2005	43,961	13,747
2006	39,340	10,808
2007	37,003	1,317
Thereafter	150,991	—

Total payments	$392,889	76,464

Less amount representing interest		(8,106)
Less current portion		(22,960)

Capital lease obligations—long-term portion		$45,398

Rental expense under operating leases was approximately $6.9 million, $4.9 million and $27.3 million for the years ended July 31, 2000, 2001 and 2002, respectively. The significant increase in rental expense in Fiscal 2002 is due primarily to the significantly higher number of operating leases associated with our Winstar segment, which was acquired in December 2001.

Commitments

The Company has entered into purchase commitments of approximately $25 million as of July 31, 2002, primarily related to connectivity agreements. In addition, in April 2002, the Company entered into a four-year agreement to grant a telecommunications provider an exclusive right to service the Company’s consumer long distance business traffic, in which the Company agreed to purchase a minimum usage over the term of the agreement. In the event that the Company terminates the agreement before the expiration date, the Company is subject to an early termination penalty of $15 million if cancelled in the first year, $10 million if canceled in the second year, $5 million if cancelled in the third year and $2 million if cancelled in the fourth year.

The Company guarantees payments of certain of its vendors through August 2009. Such guarantees amounted to $3.4 million as of July 31, 2002. In addition, the Company also provides certain such guarantees to its vendors in the form of letters of credit, through June 2008. Such guarantees amounted to $8.6 million as of July 31, 2002.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Defined Contribution Plan

The Company maintains a 401(k) Plan (the “Plan”) available to all employees meeting certain eligibility criteria. The Plan permits participants to contribute up to 20% of their salary, not to exceed the limits established by the Internal Revenue Code. The Plan provides for a matching contribution up to a maximum of 6% of covered compensation, which vests over five years. All contributions made by participants vest immediately into the participant’s account. For the years ended July 31, 2000, 2001 and 2002, Company contributions to the Plan amounted to approximately $0.3 million, $0.8 million and $0.9 million, respectively. The Company’s common stock and Class B common stock are not investment options for Plan participants.

10.    Business Segment Information

The Company has identified five reportable business segments: Wholesale Telecommunications Services, Retail Telecommunications Services, Winstar, Internet Telephony and Media. The operating results of these business segments are distinguishable and are regularly reviewed by the chief operating decision maker.

The Wholesale Telecommunications Services business segment is comprised of wholesale carrier services provided to other long distance carriers. The Retail Telecommunications Services business segment includes domestic and international prepaid and rechargeable calling cards and consumer long distance services to individuals and businesses. The Winstar business segment operates as a competitive local exchange carrier (“CLEC”) using fixed wireless technology to provide local and long distance phone services, and high speed Internet and data communications solutions. The Internet Telephony business segment reflects the results of the Company’s formerly majority-owned subsidiary, Net2Phone. The Media business segment operates several media and entertainment-related businesses, most of which are currently in the early stages of development.

The Company evaluates the performance of its business segments based primarily on operating income (loss) after depreciation, amortization and impairment charges, but prior to interest income (expense), other income (expense), income taxes, extraordinary items and cumulative effect of accounting changes. All corporate overhead is allocated to the business segments based on time and usage studies, except for certain specific corporate costs, such as treasury management and investment-related costs, which are not allocated to the business segments. Operating results and other financial data presented for the principal business segments of the Company for the years ended July 31, 2000, 2001 and 2002 are as follows (in thousands):

	Wholesale Telecommunications Services	Retail Telecommunications Services	Winstar(1)	Internet Telephony(2)	Media(3)	Corporate	Total
Year ended July 31, 2000
Revenues	$520,518	$502,512	$—	$56,075	$14,807	$—	$1,093,912
Segment loss	(8,409)	(11,477)	—	(125,865)	(39,134)	(31,726)	(216,611)
Depreciation and amortization	17,252	16,656	—	6,804	5,228	2,624	48,564
Total assets	416,045	345,682	—	401,286	11,945	44,097	1,219,055
Year ended July 31, 2001
Revenues	388,120	816,384	—	—	26,446	—	1,230,950
Segment loss	(69,454)	(34,118)	—	—	(265,600)	(63,538)	(432,710)
Depreciation and amortization	23,472	26,719	—	—	7,519	2,641	60,351
Total assets	516,395	1,028,069	—	—	269,062	68,063	1,881,589
Year ended July 31, 2002
Revenues	308,987	1,121,674	79,604	—	21,349	—	1,531,614
Segment income (loss)	(30,572)	61,396	(96,644)	—	(132,006)	(26,466)	(224,292)
Depreciation and amortization	20,696	33,988	6,691	—	2,253	2,388	66,016
Total assets	$220,060	$1,078,195	$159,726	$—	$91,776	$58,163	$1,607,920

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue from customers located outside of the United States represented approximately 17%, 16% and 18% of total revenues for the years ended July 31, 2000, 2001 and 2002, respectively, with no single foreign geographic area representing more than 10% of total revenues for the year ended July 31, 2000, and Western Europe representing 15% and 17% of total revenues for the years ended July 31, 2001 and 2002, respectively. Revenues are attributed to foreign geographic areas based on the location where the customer is invoiced. Gross and net long-lived assets mainly held in Western Europe totaled approximately $28.3 million and $18.7 million, and $31.9 million and $28.2 million as of July 31, 2001 and 2002, respectively.

(1)	Since acquisition of Winstar in December 2001.

(2)
Included in loss from operations for the Internet Telephony business segment for the year ended July 31, 2000 was approximately $41.0 million of non-cash compensation as a result of stock option grants, modifications and accelerations made by Net2Phone. In addition, contributing to the loss from operations was the significant level of sales and marketing expenses, as well as general and administrative expenses, as Net2Phone expanded its distribution relationships, corporate infrastructure and human resources.

(3)
Included in loss from operations for our Media business segment for the years ended July 31, 2001 and 2002 were $193.4 million and $110.4 million, respectively, of impairment charges related to the write-down of the undersea fiber asset obtained as part of the TyCom Ltd. (“TyCom”) settlement.

Reconciliation To Consolidated Financial Information

A reconciliation of the results for the operating segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	2000	2001	2002
Segment loss—reportable segments	$(216,611)	$(432,710)	$(224,292)
Interest income, net	7,231	52,768	21,757
Other income (expense):
Equity in loss of affiliates	(6,289)	(75,066)	(43,989)
Gain on sales of subsidiary stock	350,344	1,037,726	—
Investment and other income (expense), net	258,218	164,762	(12,117)

Income (loss) before minority interests, income taxes, extraordinary item and cumulative effect of accounting change	392,893	747,480	(258,641)
Minority interests	(59,336)	5,726	22,070
Provision for (benefit from) income taxes	218,403	209,395	(124,345)

Income (loss) before extraordinary item and cumulative effect of accounting change	233,826	532,359	(156,366)
Extraordinary loss on retirement of debt, net of income taxes of $1,894	(2,976)	—	—
Cumulative effect of accounting change, net of income taxes of $3,525	—	—	(146,983)

Consolidated net income (loss)—reported	$230,850	$532,359	$(303,349)

11.    Additional Financial Information

Trade accounts payable includes approximately $112.9 million and $84.1 million due to telecommunication carriers at July 31, 2001 and 2002, respectively.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Acquisitions

CTM Brochure Display, Inc.

On June 30, 2000, the Company acquired a 100% interest in CTM Brochure Display, Inc. (“CTM”), a brochure distribution company, for an aggregate purchase price of approximately $23.8 million. The purchase price consisted primarily of $5.1 million in cash, $16.9 million in notes payable to the former owners and the liquidation of $1.4 million of CTM’s bank debt. In connection with this transaction, the Company recorded goodwill of $23.0 million and tax liabilities of $3.0 million. The acquisition was accounted for as a purchase, and accordingly, the net assets and results of operations of the acquired business have been included in the consolidated financial statements from the date of acquisition. During the year ended July 31, 2001, the Company repaid the entire principal balance on the notes payable, together with accrued interest.

Aplio S.A.

On July 7, 2000, Net2Phone acquired all of the outstanding capital stock of Aplio, S.A (“Aplio”), a company located in France with technology that enables VoIP devices. Consideration consisted of $2.9 million in cash at closing, 0.6 million shares of Net2Phone’s common stock which were valued at $35.50 per share, issuance of promissory notes aggregating $6.5 million, $1.1 million in acquisition related costs and $4.8 million in cash that was paid within eighteen months of the closing of the transaction.

The aggregate purchase price of $36.0 million plus the fair value of net liabilities assumed of $2.7 million was allocated as follows: approximately $17.5 million to goodwill, $20.7 million to core technology and patents and $0.5 million to assembled workforce. The acquisition was accounted for under the purchase method of accounting by Net2Phone, and accordingly, the net assets and results of operations of the acquired business was included in the consolidated financial statements through July 2000.

PT-1 Communications

In February 2001, the Company purchased certain prepaid calling card business assets of PT-1 Communications, Inc. (“PT-1”), a wholly-owned subsidiary of STAR Telecommunications, Inc., with a payment of cash and assumption of certain liabilities, including the obligation to honor the outstanding phone cards of PT-1. The cash payment and assumption of net liabilities incurred were approximately $26.3 million with substantially all of the purchase price recorded as goodwill.

Equity Interests in Teligent, Inc. and ICG Communications, Inc.

In April 2001, through its IDT Investments, Inc. subsidiary (“IDT Investments”), the Company acquired from Liberty Media (i) a company whose sole asset was 21.4 million shares of Teligent, Inc. (“Teligent”) Class A common stock, as well as (ii) an interest in ICG Communications, Inc. (“ICG”), represented by 50,000 shares of ICG’s 8% Series A-1 convertible preferred stock and warrants to purchase approximately 6.7 million shares of ICG’s common stock. In exchange, IDT Investments issued Liberty Media a total of 10,000 shares of its Class B common stock and 40,000 shares of its Series A convertible preferred stock. Upon completing the transaction, IDT effectively owned approximately 32% of the equity of Teligent, and approximately 29% of the equity of ICG. The total consideration for Teligent and ICG’s April 2001 transaction was approximately $10.3 and $3.4 million, respectively.

In May 2001, through its IDT Investments subsidiary, the Company entered into an agreement with various affiliates of HMTF to increase IDT’s strategic investments in Teligent and ICG. Under the terms of the

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreement, the HMTF affiliates received 18,195 shares of IDT Investments’ Series B convertible preferred stock in exchange for the HMTF affiliates’ stakes in Teligent and ICG. The HMTF affiliates owned 219,998 shares of Teligent’s Series A 7 3/4% convertible preferred stock, 23,000 shares of ICG ‘s 8% Series A-2 convertible preferred stock and warrants to purchase approximately 3.1 million shares of ICG’s common stock. Upon completing the transaction, IDT effectively owned approximately 37% of the equity of Teligent, and approximately 42% of the equity of ICG. The total consideration for Teligent and ICG’s May 2001 transaction was approximately $2.0 and $1.6 million, respectively.

The pro-rata share of the losses of Teligent and ICG recorded by IDT subsequent to these acquisitions have fully eliminated the carrying value of the Company’s investment in these companies.

In May 2001, Teligent filed a voluntary bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code. ICG had previously filed for bankruptcy protection in November 2000.

Winstar

On December 19, 2001, the Company, through a subsidiary, acquired the core domestic telecommunications assets of Winstar Communications, Inc. and certain of its subsidiaries that are debtors and debtors in possession in bankruptcy proceedings pending before the United States Bankruptcy Court for the District of Delaware. The acquiring subsidiary was subsequently renamed Winstar Holdings, LLC. Winstar operates as a CLEC using fixed wireless technology to provide local and long distance phone services, and high speed Internet and data communications solutions.

The purchase price for the Winstar assets was comprised of a $30.0 million cash payment, $12.5 million in newly issued shares of IDT Class B common stock and 5% of the common equity interests in the acquiring subsidiary (the remaining 95% of the common equity interests as well as all of the preferred equity interests in the acquiring subsidiary were owned by IDT). The Company also agreed to invest $60.0 million into Winstar to be used as working capital. The acquisition has been accounted for under the purchase method of accounting. The results of operations of Winstar have been included in the Company’s consolidated statements of operations since the date of acquisition. The preliminary allocation of the purchase price, pending final determination of certain acquired balances, is as follows (in thousands):

Trade accounts receivable and other current assets	$51,301
Property, plant, equipment and intangible assets	37,923
Trade accounts payable, accrued expenses and other current liabilities	(44,487)
Minority interest	(2,237)

Value of assets acquired	$42,500

The fair value of the Winstar assets acquired and liabilities assumed would have exceeded IDT’s acquisition cost. Therefore, in accordance with SFAS No. 141, Business Combinations, the excess value over the acquisition cost has been allocated as a pro rata reduction of the amounts that otherwise would have been assigned to the acquired assets, except with respect to the following:

•	Trade accounts receivable—present values of amounts to be received, less allowances for uncollectibility and collection costs.

•	Other current assets (principally assets to be sold)—fair value less cost to sell.

•	Trade accounts payable, accrued expenses and other current liabilities (principally relating to contractual agreements assumed)—present values of amounts to be paid.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended July 31,
	2000	2001	2002
	(in thousands, except per share data)
Revenues	$1,325,821	$1,451,912	$1,604,314
Income (loss) before cumulative effect of accounting change	$108,472	$(1,421,850)	$(205,083)
Net income (loss)	$108,472	$(1,421,850)	$(352,066)
Earnings per share:
Income (loss) before cumulative effect of accounting change
Basic	$1.51	$(20.29)	$(2.70)
Diluted	$1.41	$(18.57)	$(2.70)
Net income (loss)
Basic	$1.51	$(20.29)	$(4.63)
Diluted	$1.41	$(18.57)	$(4.63)

13.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended July 31
	2000	2001	2002
	(in thousands, except per share data)
Numerator:
Net income (loss)	$230,850	$532,359	$(303,349)

Denominator:
Weighted-average number of shares used in calculation of earnings per share—Basic	69,933	68,301	75,108
Effect of stock options	5,306	6,485	—

Weighted-average number of shares used in calculation of earnings per share—Diluted	75,239	74,786	75,108

Earnings per share—Basic	$3.30	$7.79	$(4.04)
Earnings per share—Diluted	$3.07	$7.12	$(4.04)

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following securities have been excluded from the dilutive per share computation as they are antidilutive:

	Year ended July 31
	2000	2001	2002
	(in thousands)
Stock options	449	1,163	5,291
Contingently issuable shares	—	—	369

Total	449	1,163	5,660

14.    Net2Phone Subsidiary Stock Sales

During the years ended July 31, 2000 and 2001, the Company recognized approximately $350.3 and $1,037.7 million, respectively, in gains on sales of subsidiary stock related to Net2Phone stock sales, as follows:

On August 3, 1999, Net2Phone completed an initial public offering of 6.2 million shares of its common stock at an initial public offering price of $15.00 per share, resulting in net proceeds of $85.3 million. Upon completion of the initial public offering, 3.1 million shares of Net2Phone Series A preferred stock were converted into 9.4 million shares of Net2Phone Class A common stock. As a result of the initial public offering and concurrent conversion of Series A preferred stock to Class A common stock, the Company’s ownership percentage in Net2Phone decreased from 90.0% to 56.2%. In connection with such offering, the Company recorded a gain of $65.5 million.

In December 1999, Net2Phone completed a secondary offering of 3.4 million shares of common stock at a price of $55.00 per share. In connection with this offering, IDT also sold 2.2 million shares of Net2Phone common stock at $55.00 per share. Total proceeds to the Company, after deducting underwriting discounts, commissions and offering expenses were $292.8 million. The Company’s ownership interest in Net2Phone before and after these transactions decreased from 56.2% to 45.0%. The Company recorded gains on sales of stock of $182.6 million in connection with these offerings.

In March 2000, the Company acquired 0.8 million shares of Yahoo! Inc. in exchange for 2.8 million shares of Net2Phone common stock at a then equivalent market value of approximately $150.0 million. In connection with this transaction, the Company recorded a gain on sale of subsidiary stock of $102.2 million.

In August 2001, IDT sold 14.9 million shares of Net2Phone common stock at $75.00 per share. Net proceeds to the Company as a result of this sale were $1,042.1 million. The Company’s ownership interest in Net2Phone before and after this transaction decreased from 45.0% to 16%. The Company recorded a total gain of $1,037.7 million in conjunction with this transaction.

15.    TyCom Ltd. Settlement

On October 10, 2000, IDT reached a full and final settlement with TyCom of all pending claims brought against one another and their respective affiliates. The settlement agreement is subject to a confidentiality agreement among the parties and only the following disclosure by IDT is permitted under the terms of that agreement.

Under the terms of the settlement, TyCom granted to IDT Europe B.V.B.A. (“IDT Europe”), free of charge, certain exclusive rights to use capacity on the transatlantic and transpacific segments of TyCom’s global

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

undersea fiber optic network (the “TyCom Global Network”), which TyCom is deploying. The settlement agreement provides for IDT Europe to obtain exclusive indefeasible rights to use (IRU) two 10 Gb/s wavelengths on the transatlantic segment (which we have been informed has been deployed) and two 10 Gb/s wavelengths on the transpacific segment (which be believe is still under development) for fifteen years from the applicable Handover Dates.

Operation, administration and maintenance for the wavelengths used by the Company will be provided by TyCom for a fifteen year period after the relevant Handover Date, free of charge. TyCom has also granted the Company certain rights to resell any unused capacity on the wavelengths through TyCom as its sole and exclusive agent. In addition, the Company will also have the option, exercisable at least annually, to convert the available capacity on its wavelengths to available equivalent capacity on another portion of the TyCom Global Network. In recognition of the settlement, a gain of $313.5 million was included as a component of “investment and other income.” The Company subsequently re-evaluated the recoverability of the carrying value of its IRU in accordance with SFAS No. 121 and, as a result, the Company has recorded an impairment loss of $193.4 million and $110.4 million for the years ended July 31, 2001 and 2002, respectively, to write down the asset to its fair value.

16.    Comprehensive Income (Loss)

The accumulated balances for each classification of comprehensive income (loss) consists of the following (in thousands):

	Unrealized gain (loss) in available-for-sale securities	Foreign currency translation	Accumulated other comprehensive loss
Beginning balance at July 31, 1999	$—	$—	$—
Change during period	(94,044)	1,391	(92,653)

Balance at July 31, 2000	(94,044)	1,391	(92,653)
Change during the period	89,148	930	90,078

Balance at July 31, 2001	(4,896)	2,321	(2,575)
Change during the period	(1,064)	964	(100)

Balance at July 31, 2002	$(5,960)	$3,285	$(2,675)

17.    Price Guarantee of Class B Common Stock

In March 2001, the Company exercised an option to sell to AT&T approximately 2.0 million shares of its Class B common stock for approximately $74.8 million. In conjunction with the formation of the consortium, IDT guaranteed to AT&T the value of approximately 1.4 million shares of IDT Class B common stock still being retained by AT&T. If the value of IDT Class B common stock is less than $27.5 million on October 19, 2002, and AT&T or an affiliate retains all the shares through such date, then IDT will be obligated to pay AT&T the difference with cash, additional shares of IDT Class B common stock or a combination of both, at the option of IDT. In connection with this obligation, the Company recorded in “investment and other income (expense)” a

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

charge of $5.3 million during the year ended July 31, 2002. The Company was subject to additional charges of $1.0 million through October 19, 2002 based on changes in the market value of IDT Class B common stock. As a result, the Company’s total liability is $6.3 million as of October 19, 2002.

18.    Extraordinary Loss

On May 10, 1999, the Company obtained a Senior Secured Credit Facility from a consortium of financial institutions. During the second quarter ended January 31, 2000, the Company repaid all of the outstanding principal balance together with accrued interest. The Company recorded a pre-tax extraordinary loss of $4.9 million in connection with the repayment during the year ended July 31, 2000.

19.    Selected Quarterly Financial Data (unaudited)

The table below presents selected quarterly financial data (unaudited) of the Company for the calendar quarters in the fiscal years ended July 31, 2002 and 2001:

			Income (loss) before cumulative effect of accounting change
Quarter Ended	Revenues	Loss from Operations	Amount	Per Share —Basic	Per Share —Diluted	Net Income (Loss)
	(in thousands, except for per share data)
2002:
October 31 /a/	$339,209	$(12,565)	$(11,332)	$(0.16)	$(0.16)	$(158,315)
January 31	374,025	(27,774)	(17,212)	(0.23)	(0.23)	(17,212)
April 30	401,653	(42,829)	(49,593)	(0.64)	(0.64)	(49,593)
July 31 /b/	416,727	(141,124)	(78,229)	(0.99)	(0.99)	(78,229)

Total	$1,531,614	$(224,292)	$(156,366)			$(303,349)

2001:
October 31 /c/	$276,597	$(60,070)	$869,568	$12.43	$11.27	$869,568
January 31	287,597	(48,455)	(117,104)	(1.77)	(1.77)	(117,104)
April 30 /d/	335,722	(55,571)	(48,277)	(0.73)	(0.73)	(48,277)
July 31 /e/	331,034	(268,614)	(171,828)	(2.44)	(2.44)	(171,828)

Total	$1,230,950	$(432,710)	$532,359			$532,359

/a/	Included in net loss is a $147.0 million cumulative effect of accounting change, net of $3.5 million of income taxes, due to the adoption of SFAS No. 142.

/b/	Included in loss from operations was $110.4 million of impairment charges related to the IRU received as part of the Tycom settlement.

/c/	Included in net income is $1,037.7 million in gains on sales of subsidiary stock related to Net2Phone stock sales.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

/d/	Included in loss from operations was $193.4 million of impairment charges related to the IRU received as part of the Tycom settlement.

20.    Subsequent Events

In August 2002, Net2Phone and its Adir subsidiary consummated the settlement of their lawsuit filed on March 19, 2002 in the United States District Court for the District of New Jersey against Cisco Systems (“Cisco”) and a Cisco executive who had been a member of the Adir board of directors. The suit arose out of the relationships that had been created in connection with Cisco’s and Net2Phone’s original investments in Adir and out of Adir’s subsequent purchase of NetSpeak, Inc. in August 2001. The parties settled the suit and all related claims against Cisco and the Cisco executive in exchange for (i) the transfer, during the first quarter of fiscal 2003, to Net2Phone of Cisco’s and Softbank Asia Infrastructure Fund’s respective 11.5% and 7.0% interests in Adir and, (ii) the payment by Cisco, during such quarter, of $19.5 million to Net2Phone and Adir. As a result of this settlement, Net2Phone will recognize, for the quarter ended October 31, 2002, a gain of approximately $58.4 million. Net2Phone will be consolidated by IDT in Fiscal year 2003, which began on August 1, 2002.

IDT CORPORATION

FINANCIAL STATEMENT SCHEDULE—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
	(Dollars, in thousands)
2000
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$7,643	$20,154	$(1,026)	$26,771
2001
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$26,771	$32,873	$(37,136)	$22,508
2002
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$22,508	$19,203	$(2,818)	$38,893

(1)	Uncollectible accounts written off, net of recoveries.