Form 10-Q
period 2002-10-31
IDT CORP
filed 2002-12-16
CIK 1005731

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

for the Quarterly Period Ended October 31, 2002

or

☐  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Commission File Number: 0-27898

IDT CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware		22-3415036
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

520 Broad Street, Newark, New Jersey		07102
(Address of principal executive offices)		(Zip Code)
(973) 438-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Common Stock, $.01 par value – 25,050,222 shares outstanding as of December 12, 2002
Class A common stock, $.01 par value – 9,816,988 shares outstanding as of December 12, 2002
Class B common stock, $.01 par value – 54,122,498 shares outstanding as of December 12, 2002
As of December 12, 2002, 5,419,963 shares of common stock
and 4,019,163 shares of Class B common stock were held by IDT Corporation

(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date)

IDT CORPORATION

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

IDT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	October 31, 2002	July 31, 2002
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$315,830	$351,248
Marketable securities	798,642	658,731
Trade accounts receivable, net	119,905	126,153
Other current assets	77,901	65,291

Total current assets	1,312,278	1,201,423

Property, plant and equipment, net	271,429	250,631
Goodwill	34,689	32,702
Licenses and other intangibles, net	24,826	25,503
Investments	43,639	58,903
Other assets	44,581	38,758

Total assets	$1,731,442	$1,607,920

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$125,537	$121,529
Accrued expenses	149,857	132,892
Deferred revenue	119,111	112,183
Capital lease obligations—current portion	26,186	22,960
Other current liabilities	19,473	11,866

Total current liabilities	440,164	401,430

Deferred tax liabilities, net	216,353	233,518
Capital lease obligations—long-term portion	42,883	45,398
Other liabilities	5,332	3,088

Total liabilities	704,732	683,434

Minority interests	168,355	54,956

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000,000; no shares issued	—	—
Common stock, $.01 par value; authorized shares—100,000,000; 25,023,972 and 24,988,597 shares issued at October 31, 2002 and July 31, 2002, respectively	196	196
Class A common stock, $.01 par value; authorized shares—35,000,000; 9,816,988 shares issued and outstanding at October 31, 2002 and July 31, 2002	98	98
Class B common stock, $.01 par value; authorized shares—100,000,000; 54,094,855 and 54,009,844 shares issued at October 31, 2002 and July 31, 2002, respectively	501	500
Additional paid-in capital	609,371	606,387
Deferred compensation	(10,907)	—
Treasury stock, at cost, consisting of 5,419,963 shares of common stock and 4,019,163 shares of Class B common stock	(153,713)	(153,713)
Accumulated other comprehensive loss	(1,837)	(2,675)
Retained earnings	414,646	418,737

Total stockholders’ equity	858,355	869,530

Total liabilities and stockholders’ equity	$1,731,442	$1,607,920

See notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended October 31,
	2002	2001
Revenues	$443,171	$339,209
Costs and expenses:
Direct cost of revenues (exclusive of items shown below)	340,067	266,607
Selling, general and administrative	109,238	67,141
Depreciation and amortization	21,286	15,245
Gain on settlement of litigation	(58,429)	—
Restructuring, severance, and impairment charges	6,673	2,781

Total costs and expenses	418,835	351,774

Income (loss) from operations	24,336	(12,565)

Interest income, net	7,759	8,813
Other income (expense):
Equity in loss of affiliates	(2,196)	(5,250)
Investment and other income (expense), net	(1,169)	(14,500)

Income (loss) before minority interests, income taxes and cumulative effect of accounting change	28,730	(23,502)

Minority interests	46,467	6,052
Benefit from income taxes	(13,646)	(18,222)

Loss before cumulative effect of accounting change	(4,091)	(11,332)

Cumulative effect of accounting change, net of income taxes of $3,525	—	(146,983)

Net loss	$(4,091)	$(158,315)

Earnings per share:
Loss before cumulative effect of accounting change:
Basic	$(0.05)	$(0.16)
Diluted	$(0.05)	$(0.16)
Cumulative effect of accounting change, net of income taxes:
Basic	$—	$(2.06)
Diluted	$—	$(2.06)
Net Loss:
Basic	$(0.05)	$(2.22)
Diluted	$(0.05)	$(2.22)
Weighted-average number of shares used in calculation of earnings per share:
Basic	79,436	71,409

Diluted	79,436	71,409

See notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended October 31,
	2002	2001
Net cash provided by operating activities	$14,985	$18,266

Investing activities
Purchases of property, plant and equipment	(8,970)	(10,922)
Issuance of notes receivable	(1,601)	(2,638)
Purchases of investments	(1,865)	(18,889)
Acquisitions	—	(2,394)
Increase in cash from consolidation of Net2Phone	64,216	—
Net (purchases) sales and maturities of marketable securities	(92,972)	(5,489)

Net cash used in investing activities	(41,192)	(40,332)

Financing activities
Proceeds from exercise of stock options	958	1,418
Repayments of capital lease obligations	(5,212)	(4,951)
Repurchases of common stock and Class B common stock	—	(15,302)
Distributions to minority shareholder of a subsidiary	(4,957)	(6,145)

Net cash used in financing activities	(9,211)	(24,980)

Net decrease in cash and cash equivalents	(35,418)	(47,046)

Cash and cash equivalents, beginning of period	351,248	1,091,071

Cash and cash equivalents, end of period	$315,830	$1,044,025

Supplemental disclosures of cash flow information

Interest paid	$1,216	$1,495

Income taxes paid	$532	$—

Supplemental schedule of non-cash investing activities
Purchases of property, plant and equipment through capital lease obligations	$—	$10,964

See notes to condensed consolidated financial statements.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation. Operating results for the three-month period ended October 31, 2002 are not necessarily indicative of the results that may be expected for the year ending July 31, 2003. The balance sheet at July 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2002, as filed with the United States Securities and Exchange Commission.

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a Fiscal Year refers to the Fiscal Year ending in the calendar year indicated (e.g., Fiscal 2002 refers to the Fiscal Year ended July 31, 2002).

Note 2 – Consolidation of Net2Phone

Until August 2000, the Company provided Internet telephony services through its majority owned subsidiary Net2Phone, Inc. (“Net2Phone”). On August 11, 2000, the Company completed the sale of 14.9 million shares of its Net2Phone’s Class A common stock, at a price of $75 per share, to AT&T Corporation (“AT&T”). In addition, AT&T purchased four million newly-issued shares of Class A common stock from Net2Phone at a price of $75 per share. These transactions reduced the voting stake of IDT in Net2Phone from approximately 56% to 21% and its economic stake in Net2Phone from approximately 45% to 16%. In recognition of these transactions, the Company recorded a gain on sales of subsidiary stock of $1.038 billion during the year ended July 31, 2001, and deconsolidated Net2Phone effective August 11, 2000. Accordingly, the Company accounted for its investment in Net2Phone subsequent to the deconsolidation using the equity method of accounting.

On October 23, 2001, IDT, Liberty Media Corporation (“Liberty Media”) and AT&T formed a limited liability company (“LLC”), which through a series of transactions among IDT, Liberty Media and AT&T now holds an aggregate of 28.9 million shares of Net2Phone’s Class A common stock, representing approximately 46% of Net2Phone’s outstanding capital stock. Because the LLC holds Class A common stock with two votes per share, the LLC has approximately 63% of the shareholder voting power in Net2Phone. IDT holds the controlling membership interest in the LLC and is the managing member of the LLC. Through July 31, 2002, the Company accounted for its investment in the LLC using the equity method because its control of the LLC was deemed to be temporary due to unilateral liquidation rights held by each of the LLC members.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. SFAS No. 144 also amends Accounting Research Bulletins (“ARB”) 51, Consolidated Financial Statements, as amended by SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, to eliminate the exception to consolidation for a subsidiary for which control is likely to be

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

temporary. IDT adopted SFAS No. 144 as of August 1, 2002, and thus no longer accounts for its investment in Net2Phone under the equity method of accounting. Therefore, effective August 1, 2002, IDT reconsolidated its investment in Net2Phone. The consolidation resulted in the inclusion of IDT’s and Net2Phone’s results of operations, financial position and cash flows beginning August 1, 2002. This change in accounting does not change the net income or loss that would have been reported had the Company continued to account for its investment in Net2Phone under the equity method of accounting. On a pro forma basis, the combined revenues of IDT and Net2Phone, as if the consolidation had occurred as of August 1, 2001, after giving effect to the elimination of intercompany transactions, would have been $363.3 million, for the three months ended October 31, 2001. As of October 31, 2002, IDT’s effective equity investment in Net2Phone (through the LLC) was 15.2%. Accordingly, the Company recorded in minority interests the 84.8% of Net2Phone’s results attributable to the remaining shareholders of Net2Phone.

Note 3 – Business Segment Information

The Company has five reportable business segments: Wholesale Telecommunications Services, Retail Telecommunications Services, Winstar, Internet Telephony, and Media. The operating results of these business segments are distinguishable and are regularly reviewed by the chief operating decision maker.

The Wholesale Telecommunications Services business segment is comprised of wholesale carrier services provided to other long distance carriers. The Retail Telecommunications Services business segment includes domestic and international prepaid and rechargeable calling cards and consumer long distance services to individuals and businesses. The Winstar business segment, acquired in December 2001, operates as a competitive local exchange carrier (“CLEC”) using fixed wireless technology to provide local and long distance phone services, and high speed Internet and data communications solutions. The Internet Telephony business segment reflects the results of the Company’s reconsolidated subsidiary, Net2Phone, effective August 1, 2002, which is a provider of voice over Internet Protocol, or VoIP, telephony products and services. The Media business segment operates several media and entertainment-related businesses, most of which are currently in the early stages of development.

The Company evaluates the performance of its business segments based primarily on operating income (loss). All corporate overhead is allocated to the business segments based on time and usage studies, except for certain specific corporate costs, such as treasury management and public relations, and corporate legal and governance costs, which are not allocated to the business segments. Operating results presented for the principal business segments of the Company are as follows (in thousands):

	Wholesale Telecommunications Services	Retail Telecommunications Services	Winstar	Internet Telephony	Media	Corporate	Total
Three Months Ended October 31, 2002
Revenues	$83,450	$306,794	$24,506	$22,629	$5,792	$—	$443,171
Segment operating income (loss)	(9,927)	23,348	(24,687)	45,467	(1,340)	(8,525)	24,336

Three Months Ended October 31, 2001
Revenues	$68,158	$265,337	$—	$—	$5,714	$—	$339,209
Segment operating income (loss)	(10,790)	10,908	—	—	(6,484)	(6,199)	(12,565)

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 4 – Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares and common shares equivalents that are potentially dilutive. Options and contingently issuable shares to purchase 6.1 million shares and 3.4 million shares of common stock were excluded from the calculation of net loss per share for the three months ended October 31, 2002 and 2001, respectively, as their effect would have been anti-dilutive.

Note 5 – Comprehensive Loss

The Company’s comprehensive loss consists of the following (in thousands):

	Three Months Ended October 31,
	2002	2001
Net loss	$(4,091)	$(158,315)
Foreign currency translation adjustments	(901)	(1,451)
Unrealized gains (losses) in available-for-sale securities	1,739	(51)

Comprehensive loss	$(3,253)	$(159,817)

Note 6 – Winstar Acquisition

On December 19, 2001, the Company, through a subsidiary, acquired the core domestic telecommunications assets of Winstar Communications, Inc. and certain of its subsidiaries (“Old Winstar”) that are debtors and debtors in possession in bankruptcy proceedings pending before the United States Bankruptcy Court for the District of Delaware. The acquiring subsidiary was subsequently renamed Winstar Holdings, LLC (“Winstar”). Winstar operates as a CLEC using fixed wireless technology to provide local and long distance phone services, and high speed Internet and data communications solutions.

The purchase price for the Old Winstar assets consisted of a $30.0 million cash payment, $12.5 million in newly issued shares of IDT Class B common stock and 5% of the common equity interests in Winstar (the remaining 95% of the common equity interests as well as all of the preferred equity interests in Winstar were owned by IDT). The acquisition has been accounted for under the purchase method of accounting. The results of operations of Winstar have been included in the Company’s consolidated statements of operations since the date of acquisition.

On April 16, 2002, IDT, through a subsidiary, purchased the 5% of common equity interests in Winstar that it did not own. Consideration consisted of 0.8 million shares of IDT Class B common stock, which were valued at $13.3 million.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following pro forma financial information presents the combined results of operations of IDT and Winstar, as if the Old Winstar asset acquisition had occurred as of August 1, 2002, after giving effect to certain adjustments, including depreciation expense, income taxes and the issuance of IDT Class B common stock as part of the purchase price. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had IDT and Winstar been a single entity during such periods.

Three Months ended October 31, 2001
(in thousands, except per share data)
Revenues	$ 389,148
Loss before cumulative effect of accounting change	$ (44,928)
Net loss	$(191,911)
Earnings per share:
Loss before cumulative effect of accounting change
Basic	$ (0.62)
Diluted	$ (0.62)
Net loss
Basic	$ (2.65)
Diluted	$ (2.65)

Note 7 – Price Guarantee of Class B Common Stock

In March 2001, the Company exercised an option to sell to AT&T approximately 2.0 million shares of its Class B common stock for approximately $74.8 million. In conjunction with the formation of the LLC referred to in Note 2 above, IDT guaranteed to AT&T the value of approximately 1.4 million shares of IDT Class B common stock still being retained by AT&T. The guaranty provided that if the value of IDT Class B common stock was less than $27.5 million on October 19, 2002, and AT&T or an affiliate retained all the shares through such date, then IDT would be obligated to pay AT&T the difference between $27.5 million and the then-current market price with cash, additional shares of IDT Class B common stock, or a combination of both, at the option of IDT. In connection with this obligation, the Company recorded in “investment and other income (expense)” an additional charge of $1.0 million during the three months ended October 31, 2002 based on changes in the market value of IDT Class B common stock through October 19, 2002. As a result, the Company’s total liability to AT&T for the guarantee was $6.3 million as of October 31, 2002.

Note 8 – Recently Issued Accounting Standards

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). SFAS 146 replaces EITF 94-3. The Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect that the adoption of SFAS 146 will have a material impact on its consolidated financial statements.

Note 9– Legal Proceedings and Contingencies

On February 15, 2000, Multi-Tech Systems, Inc. (“Multi-Tech”) filed suit against Net2Phone and other companies in the U.S. District Court for the District of Minnesota. Multi-Tech alleged that “the defendant companies are infringing because they are providing the end users with the software necessary to simultaneously transmit voice and data on their computers in the form of making a phone call over the Internet.” On August 16, 2002, following an initial hearing, called a Markman hearing, the Court issued an order construing the claims of all the patents in suit favorably to Net2Phone’s non-infringement defenses. On October 31, 2002, the Court entered a consent judgment dismissing the patent infringement claims asserted by Multi-Tech. On November 19, 2002, Multi-Tech filed an appeal with the U.S. Court of Appeals for the Federal Circuit.

Four substantially similar class-action lawsuits were filed in the U.S. District Court for the Southern District of New York on behalf of all persons who acquired Net2Phone stock between July 29, 1999 and

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

December 6, 2000. Net2Phone, certain of Net2Phone’s executive officers, directors and underwriters involved in Net2Phone’s initial public offering are named as defendants in these complaints. The complaints allege, in part, that certain underwriters of Net2Phone’s initial public offering violated federal securities laws by failing to disclose that they had solicited and received undisclosed commissions and allocated shares in Net2Phone’s public offering to those investors in exchange for their agreement to purchase Net2Phone shares in the after-market at pre-determined prices. The complaints also allege that, whether or not Net2Phone and the named executives were aware of the underwriters’ arrangements, Net2Phone and the named executives have statutory liability under the federal securities laws for issuing a registration statement in connection with Net2Phone’s initial public offering that failed to disclose that these allegedly undisclosed arrangements existed. The allegations in the suits against Net2Phone are substantially the same as those in suits that have been filed against more than 100 other companies that conducted their initial public offerings at or about the same time. The deadline for all defendants to respond to the complaints has been extended by the court to which the various cases have been assigned. Net2Phone’s underwriting agreement with Net2Phone’s underwriters provides for indemnification of Net2Phone and its executives and directors for liabilities arising out of misstatements in Net2Phone’s registration statement attributable to material non-disclosures by the underwriters. Net2Phone intends to pursue the indemnification claims against the underwriters. In addition, Net2Phone maintains directors and officers liability insurance coverage, which is expected to substantially cover the costs of defending the various suits. However, an unfavorable decision in these areas could have a material adverse effect on Net2Phone’s business operations, financial condition, results of operations and cash flows.

On January 29, 2001, the Company filed a complaint with the U.S. District Court for the District of New Jersey against Telefonica S.A., Terra Networks, S.A., Terra Networks, U.S.A., Inc. and Lycos, Inc. The complaint asserts claims against the defendants for, among other things, breaches of various contracts, breach of fiduciary duty, securities violations, fraudulent misrepresentation, negligent misrepresentation, fraudulent concealment and tortious interference with prospective economic advantage. The Company subsequently filed an amended complaint. The defendants filed an answer to the amended complaint, and Terra Networks, S.A. filed a counterclaim for breach of contract alleging that the Company was required to pay to Terra Networks, S.A. $3.0 million, and failed to do so. In September 2002, the Company filed a Motion for Leave to File a Third Amended Complaint to include allegations of a Section 20(a) violation, which is a securities fraud claim against the defendant. The Federal Magistrate granted that application. The defendants filed objections with the District Court Judge and the Company filed opposition. The Company is awaiting the decision of the District Court judge. Discovery is proceeding and depositions of the parties have been scheduled for January 2003.

On May 25, 2001, the Company filed a statement of claim with the American Arbitration Association naming Telefonica Internacional, S.A. (“Telefonica”) as the Respondent. The statement of claim asserts that the Company and Telefonica entered into a Memorandum of Understanding (“MOU”) that involved, among other things, the construction and operation of a submarine cable network around South America (“SAm-I”). The Company is claiming, among other things, that Telefonica breached the MOU by: (1) failing to negotiate SAm-I agreements; (2) refusing to comply with the equity provisions of the MOU; (3) refusing to sell capacity and backhaul capacity pursuant to the MOU; and (4) failing to follow through on the joint venture. Telefonica has responded to IDT’s statement of claim and has filed a statement of counterclaim which alleges, among other things: (1) fraud in the inducement; (2) tortious interference with prospective business relations; and (3) breach of the obligations of good

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

faith and fair dealing and seeks declaratory and injunctive relief. Discovery is in its final stages and both parties have submitted expert reports. The arbitration is ongoing and is expected to continue into 2003.

In September 2001, Alfred West filed a complaint against the Company and its wholly owned subsidiary, IDT Telecom, Inc., in the U.S. District Court for the District of New Jersey seeking monetary damages of $25 million for alleged breach of contract, breach of implied covenant of good faith and fair dealing, fraud, negligent misrepresentation, promissory estoppel, quantum meruit, tortious interference and unfair competition. The Company filed counterclaims for fraud, negligent misrepresentation, breach of fiduciary duty, tortious interference and breach of contract. The parties have completed fact discovery. Expert discovery is expected to be completed by the end of February 2003, and motions for summary judgment are expected to be filed by February 21, 2003.

The acquisition of certain domestic telecommunications assets formerly owned by Old Winstar was approved by the U.S. Bankruptcy Court for the District of Delaware on December 19, 2001 (the “Sale Order”). Although many of the purchased assets were transferred to Winstar on the date of the Sale Order, the transfer of certain of Old Winstar’s regulated telecommunications assets, including its customer base, was subject to a number of federal and state regulatory approvals and to Winstar’s obtaining the necessary telecommunications facilities and services necessary to serve the customers it agreed to purchase from Old Winstar. Subsequently, Winstar entered into interconnection agreements with certain regional bell operating companies (“RBOCs”) and has sought to use services and facilities obtained pursuant to those agreements and pursuant to RBOC tariffs to complete its network and therefore to be able to transition the customers from service by Old Winstar to Winstar.

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

Winstar contends that, even were it to assume the Old Winstar contracts with the RBOCs, the amounts set forth in the RBOCs’ proofs of claim greatly exceed any reasonable “cure” for facilities and services that Winstar seeks to obtain from the RBOCs, since the claims include significant amounts that Old Winstar owed for services and facilities that Winstar has not requested, and does not need to be able to provide services to the customers following the transition. Winstar also disputes the RBOCs’ claims that they are not obligated to provide services and facilities to Winstar without an assumption or assignment of the Old Winstar contracts and a payment of “cure” amounts. In response to the RBOCs’ refusal to provide service, on April 17, 2002, Winstar filed an Emergency Petition for a Declaratory Ruling with the Federal Communications Commission (“FCC”) (Inc. Docket No. 02-80) asking that the FCC declare that the refusal of the RBOCs to provide the requested services and facilities pursuant to their interconnection agreements and tariffs, and their refusal to transition such services in a manner that does not interrupt services to the customers, is unreasonable and therefore unlawful under federal law. In response, one RBOC (Verizon) filed a counter-petition asking that the FCC declare that the federal telecommunications laws do not require it to provide facilities and services to Winstar without “cure” of Old Winstar’s debts. A number of parties filed comments in the FCC proceeding on both sides of the issue and the proceeding is still pending at the FCC.

In addition, faced with likely termination of service by certain RBOCs to Old Winstar customers in violation of the Telecommunications Act of 1996 and a number of FCC regulations, Winstar sought injunctive relief (in addition to

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

other remedies) in the U.S. District Court for the District of New Jersey against Verizon, Qwest Corp. (“Qwest”) and Qwest Communications Corp. (“QCC”) to prevent them from discontinuing underlying services which would prevent Winstar from providing service to its customers. Certain interim relief was secured, and Verizon, Qwest and QCC subsequently agreed not to terminate service without appropriate notice to Winstar. This action is ongoing.

The RBOCs further contend that the provision in the Sale Order requiring them to continue serving Old Winstar and its subsidiaries expired on or about April 18, 2002. Winstar promptly moved to enforce that provision of the Sale Order did not expire on April 18, 2002, but the Bankruptcy Court denied its motion. Winstar has appealed the denial of that motion to the U.S. District Court for the District of Delaware. In addition, Winstar asked the District Court for interim relief during the pendency of its appeal to stay the RBOCs and other service providers from cutting off service until the appeal is decided. The District Court has not yet ruled on that request, but has temporarily ordered that service providers, including the RBOCs, may not terminate service or otherwise affect Winstar’s business without permission of the Court.

During preliminary status hearings before the District Court on May 24 and June 4, 2002, the RBOCs and Winstar advised the Court of their willingness to enter into settlement discussions and/or non-binding mediation in an attempt to resolve their disputes. Those settlement discussions and mediations are ongoing, and the District Court appeal is still pending. It is too soon to predict whether settlements will be reached with any or all of the RBOCs or, if so, to quantify the monetary effect of such settlements, if any, on Winstar. To the extent that a settlement agreement is not reached with any or all of the RBOCs, the Company expects that the appellate proceedings will resume. One possible outcome of an adverse ruling by the District Court on either the interim relief requested by Winstar or on the merits of the case could be to permit the RBOCs to terminate services that are being provided to Winstar’s customers and therefore to prevent the uninterrupted transition of those customers to Winstar service. A status conference was held on November 8, 2002. Settlement discussions are still ongoing and Winstar believes that it is close to reaching a resolution with Verizon, Qwest and BellSouth.

Winstar believes that the RBOCs have acted unreasonably and unlawfully in denying its request for services and facilities and will continue absent a settlement to advocate its positions vigorously. However, adverse results in one or more of the above-described RBOC litigations could have a material adverse effect on Winstar, including payment of the “cure” amount described above, or the inability of Winstar to access the RBOCs services and facilities, in which its business is substantially dependent.

On or about July 25, 2002, PT-1 Communications, Inc. (“PT-1”) filed a summons and complaint against the Company and its subsidiaries IDT Netherlands, B.V., IDT Telecom and IDT Domestic Telecom, Inc. in the U.S. Bankruptcy Court for the Eastern District of New York. PT-1 seeks (a) to recover damages for certain fraudulent transfers of property of the Debtor’s bankruptcy estate, (b) to recover damages for unjust enrichment, and (c) to recover damages from breaches under the agreement between the parties for the sale of the Debtor’s debit card business to the Company and such subsidiaries, including the Company’s and such subsidiaries’ alleged failure to remit payment for use of certain telecommunication and platform services on or through PT-1 switches. The Company and such subsidiaries served their answer on September 18, 2002. The parties exchanged initial disclosures. The Company cannot yet quantify its exposure.

On March 19, 2002, Net2Phone filed suit in the U.S. District Court for the District of New Jersey against Cisco Systems, Inc. (“Cisco”) and a Cisco executive who had been a member of the board of directors of ADIR Technologies, Inc. (“ADIR”), a subsidiary of Net2Phone. The suit arose out of the relationships that had been created in connection with Cisco’s and Net2Phone’s original investments in ADIR and out of ADIR’s subsequent purchase of NetSpeak, Inc. in August 2001. In July 2002, Net2Phone and ADIR agreed to settle the suit and all related claims against Cisco and the Cisco executive in exchange for: (i) the transfer, during the first

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

quarter of Fiscal 2003, to Net2Phone of Cisco’s and Softbank Asia Infrastructure Fund’s respective 11.5% and 7.0% interests in ADIR, and (ii) the payment by Cisco, during such quarter, of $19.5 million to Net2Phone and ADIR. As a result of this settlement, Net2Phone recognized for the quarter ended October 31, 2002, a gain of $58.4 million consisting of a $38.9 million reduction in minority interests as a result of the transfer of the ADIR shares and receipt of settlement proceeds of $19.5 million less the $1.6 million of legal and other expenses related to the settlement that were recorded in Net2Phone’s fiscal year ended July 31, 2002.

On or about September 16, 2002, a complaint was filed by Mark B. Aronson in the Court of Common Pleas of Allegheny County, Pennsylvania seeking certification of a class consisting of consumers who were charged a fee when the Company switched underlying carriers from Global Crossing to AT&T. At this time, the Company cannot yet quantify its exposure.

On or about September 19, 2002, a complaint was filed by Ramon Ruiz against the Company and Union Telecard Alliance, LLC in the Supreme Court of the State of New York seeking certification of a class consisting of consumers who allegedly purchased and used the Company’s pre-paid calling cards and were charged any fee that was not specifically disclosed on the card packaging prior to purchase. The complaint seeks damages in excess of $100 million. The Company filed its answer on November 19, 2002.

On or about October 11, 2002, a complaint was filed by Paul Zedeck against the Company and Union Telecard Alliance LLC in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, seeking certification of a class consisting of consumers who allegedly purchased and used the Company’s prepaid calling cards and were charged any fee that was not specifically disclosed on the card packaging prior to purchase. The damages sought have not yet been quantified. The Company filed an answer on December 6, 2002. The Company is still evaluating the potential impact and its approach to contesting the claims or attempts to certify the class.

On or about October 18, 2002, a complaint was filed by Morris Amsel against the Company and IDT Telecom Alliance LLC in the Supreme Court of the State of New York seeking certification of a class consisting of consumers who allegedly purchased the Company’s calling cards. Plaintiff’s complaint relates to payphone charges and international rates. The complaint seeks damages of not less that $100 million. On or about November 21, 2002, the Company served an answer to the complaint. The Company is still evaluating the potential impact and its approach to contesting the claims or attempts to certify the class.

On or about October 24, 2002, Winstar filed suit against Superior Logistics Management Services, Inc. (“Superior”) in the U.S. District Court for the Eastern District of Virginia. The complaint alleges counts for breach of contract, conversion and detinue. Winstar is seeking approximately $50 million in damages, plus punitive damages, costs, and attorney’s fees. Superior has been served with the complaint. On or about November 15, 2002, Superior filed its answer with the Court.

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

Note 10 – Deferred Compensation

On December 18, 2001 the Board of Directors of Net2Phone approved the repricing of 6.4 million options outstanding under Net2Phone’s 1999 Amended and Restated Stock Option and Incentive Plan to purchase shares of Net2Phone’s common stock, par value $0.01 per share, granted on or before December 18, 2001. The exercise price per share of the repriced options ranged from $3.50 per share to $7.00 per share. For the three

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

months ended October 31, 2002, Net2Phone recorded non-cash compensation charges of approximately $0.6 million related to this repricing. The repriced options are subject to variable accounting treatment and therefore must be marked-to-market each quarter until they are exercised.

Note 11 – Gain on Settlement by Net2Phone of Litigation

On March 19, 2002, Net2Phone and its ADIR Technologies, Inc. (“ADIR”) subsidiary filed suit in the United States District Court for the District of New Jersey against Cisco Systems, Inc. (“Cisco”) and a Cisco executive who had been a member of ADIR’s board of directors. The suit arose out of the relationships that had been created in connection with Cisco’s and Net2Phone’s original investments in ADIR and out of ADIR’s subsequent purchase of NetSpeak, Inc. in August 2001. In July 2002, Net2Phone and ADIR agreed to settle the suit and all related claims against Cisco and the Cisco executive in exchange for: (i) the transfer, during the first quarter of fiscal 2003, to Net2Phone of Cisco’s and Softbank Asia Infrastructure Fund’s respective 11.5% and 7.0% interests in ADIR, and (ii) the payment by Cisco, during such quarter, of $19.5 million to Net2Phone and ADIR. As a result of this settlement, Net2Phone recognized for the quarter ended October 31, 2002, a gain of $58.4 million, consisting of (i) a $38.9 million reduction in minority interests as a result of the transfer of the ADIR shares and (ii) the receipt of settlement proceeds of $19.5 million.

Note 12 – Restructuring, Severance and Impairment Charges

The following table summarizes the charges included in restructuring, severance, and impairment charges in the condensed consolidated statements of operations:

	Three months ended October 31,
	2002	2001
	(in thousands)
Net2Phone:
First quarter 2003 restructuring	$5,993	$—
Restructuring reserve adjustments	(2,158)	—
Separation agreements	1,337	—
IDT Telecom:
Asset impairment	1,501	2,781

Total	$6,673	$2,781

First Quarter 2003 Restructuring

On October 24, 2002, Net2Phone announced that it is consolidating the development and support of its products for both its core business and broadband effort within one unit working on standards-based solutions that will service the entire Net2Phone organization. This consolidation will reduce Net2Phone’s staff by approximately 20%, or about 63 employees. As a result of this restructuring, Net2Phone incurred a charge of $3.6 million related to employee termination costs, $0.9 million in exit costs related to the reduction of operations at various locations, and $1.5 million in impairment charges related to the write-off of various equipment and network build-outs. As of October 31, 2002, approximately $0.2 million of involuntary termination benefits have been paid and charged against the restructuring liability.

Restructuring Reserve Adjustments

During the three months ended April 30, 2002, Net2Phone recognized a charge of $4.7 million related to the elimination of specific connectivity and network related costs. As a result of successful settlement negotiations with vendors regarding cancellation charges, Net2Phone reversed during the three months ended October 31, 2002 $2.9 million of those previously recognized charges. During the three months ended

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

October 31, 2002, Net2Phone also reversed approximately $0.3 million of previously recognized severance expense as a result of the subsequent retention of several individuals whose employment had been initially terminated. In addition, Net2Phone recognized approximately $1.0 million in additional costs associated with exiting certain businesses that were discontinued or sold in prior fiscal years.

Separation Agreements

In October 2001, Howard Balter resigned as Net2Phone’s Chief Executive Officer. Pursuant to an agreement between Mr. Balter and Net2Phone, Mr. Balter waived various rights under his employment agreement, entered into a 30 month restrictive non-compete covenant and agreed to provide consulting services for a 15 month period, all in exchange for settlement of various loans from Net2Phone and the guarantee of continued benefits for a similar period. As a result of this agreement, Net2Phone incurred a charge of $0.9 million for the three months ended October 31, 2002, and expects to incur future charges of approximately $1.1 million relating to this separation agreement. In January 2002, Ilan Slasky tendered his resignation as Net2Phone’s Chief Financial Officer. Mr. Slasky’s resignation became effective upon his successor’s assumption of the responsibility in March 2002. Pursuant to an agreement between Mr. Slasky and Net2Phone, Mr. Slasky waived all of his rights under his employment agreement, entered into a 2 year restrictive non-compete covenant and agreed to provide consulting services for a 4 year period, all in exchange for settlement of various loans with Net2Phone and the guarantee of continued benefits for a similar period. As a result of this agreement, Net2Phone incurred a charge of $0.2 million for the three months ended October 31, 2002, and expects to incur future charges of approximately $1.6 million relating to this separation agreement.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the accompanying condensed consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended July 31, 2002, as filed with the United States Securities and Exchange Commission.

As used below, unless the context otherwise requires, the terms “the Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and their subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the notes to the condensed consolidated financial statements, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. Such forward-looking statements include, among other things, our plans to implement our growth strategy, improve our financial performance, expand our infrastructure, develop new products and services, expand our sales force, expand our customer base and enter international markets, and the possible outcome of our litigation. Such forward-looking statements also include our expectations concerning factors affecting the markets for our products, such as changes in the U.S. and the international regulatory environment and the demand for long-distance telecommunications. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed in this report. In addition to the factors specifically noted in the forward-looking statements, other important factors that could result in those differences include potential declines in prices for our products and services; our ability to maintain and grow our retail telecommunications services, particularly our prepaid calling card business; availability of termination capacity; financial stability of our customers; our ability to maintain carrier agreements with foreign carriers; effectiveness of our marketing and distribution efforts; increased competition, particularly from regional bell operating companies; our ability to manage our growth; competitiveness of our Winstar subsidiary; impact of government regulation; our ability to obtain telecommunications products or services required for our products and services; general economic conditions, particularly in the telecommunications markets; and the other factors set forth in our Annual Report on Form 10-K for Fiscal 2002. The forward-looking statements are made as of the date of this Report, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth herein and the other information set forth from time to time in our reports filed with the United States Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for Fiscal 2002.

Overview

General

IDT Corporation is a facilities-based, multinational communications company that provides services and products to retail and wholesale customers worldwide, including prepaid debit and rechargeable calling cards, wholesale carrier services and consumer long distance services. We also operate several media and entertainment-related businesses, most of which are currently in the early stages of development. Effective August 1, 2002, we reconsolidated our Net2Phone subsidiary, which is a provider of voice over Internet Protocol, or VoIP, telephony products and services.

IDT’s telecommunication services conducted by our IDT Telecom, Inc. (“IDT Telecom”) subsidiary consist of retail services, including prepaid and rechargeable calling cards and domestic long distance services (the

“Retail Telecommunications Services” segment), as well as wholesale carrier services (the “Wholesale Telecommunications Services” segment). IDT Telecom delivers its telecommunications services over a high-quality switch network based in the U.S. and Europe and owned and leased capacity on undersea fiber-optic cables, which connect our U.S. facilities with our international facilities and with the facilities of our foreign partners in Europe, Latin America and Asia. We monitor our network 24 hours a day, seven days a week, through an automated network operations center. In addition, we obtain transmission capacity from other carriers. IDT Telecom delivers our telecommunications services over a network consisting of more than 180 switches in the United States, Europe and South America, including seven international “gateway” switches. IDT Telecom also owns and leases capacity on 14 undersea fiber-optic cables that connect its U.S. facilities with its international facilities and with third-party facilities in Europe, Latin America and Asia.

We provide consumer long distance services to more than 600,000 individual and business customers in the United States. In addition, as of October 31, 2002, we had approximately 219 wholesale carrier customers (i.e., other telecommunications companies that purchase our telecommunications services to terminate their traffic) located in the United States and Europe.

Winstar Holdings, LLC (“Winstar”), a wholly owned subsidiary of IDT, is a broadband and telephony service provider to commercial and governmental customers. Through its fixed-wireless and fiber infrastructure, Winstar offers local and long distance phone services, and high speed Internet and data communications solutions.

Outlook

In recent years, we have derived the majority of our revenues from IDT Telecom’s businesses, consisting primarily of our Retail Telecommunications Services segment, which markets prepaid and rechargeable calling cards and consumer long distance services, and our Wholesale Telecommunications Services segment, which markets wholesale carrier services. These businesses have accounted for the bulk of our operating expenses as well (excluding impairment charges).

Throughout the remainder of Fiscal 2003, we anticipate increased growth in our wholesale carrier revenues. We anticipate growth in IDT Telecom’s Retail Telecommunications Services revenues as well, and we expect that Retail Telecommunications Services revenues will continue to account for approximately 75% to 80% of IDT Telecom’s total revenues over the fiscal year.

The worldwide telecommunications industry has been characterized in recent years by intense price competition, which has resulted in a significant decline in both our average per-minute price realizations and our average per-minute termination costs. The lower price environment has led some of our competitors to de-emphasize their retail services and/or wholesale carrier operations in order to focus on higher margin telecommunications businesses. In addition, many of our competitors in both of these market segments have ceased operations altogether. This has helped us gain some market share, particularly in the retail calling card business. However, in both the retail telecommunications services and wholesale carrier businesses, our remaining competitors, although fewer in number, have continued to aggressively price their services. This has led to continued erosion in pricing power, both in our retail and wholesale markets, and we have generally had to pass along our per-minute cost savings to our customers, in the form of lower prices. Therefore, although IDT Telecom’s minutes of use have been increasing strongly, IDT Telecom’s revenues have increased at a much slower rate. Although we do not anticipate that our per-minute price realizations will continue to drop at the same rate as in Fiscal 2002, we do expect to see some further price declines throughout the remainder of Fiscal 2003, as the markets in which we compete have generally remained competitive.

Since our acquisition of the Winstar assets in December 2001, the Winstar segment has experienced working capital deficits. We have restructured Winstar’s operations by undertaking significant cost saving measures, including the downsizing of the Winstar network and a significant reduction in headcount, aimed at reducing the working capital deficit. However, at this time, we expect Winstar to continue to generate operating losses and to require funding for its capital expenditure needs for the foreseeable future. We expect Winstar to continue to reduce its operating losses throughout the remainder of Fiscal 2003, aided by a combination of increased revenues and improved cost controls.

We have also developed various new businesses within our IDT Media segment. We anticipate that IDT Media will continue to incur significant costs related to its existing and other new businesses. The timing and magnitude of further revenues and/or operating profits from these new businesses remains uncertain.

Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Preparing condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1 to the July 31, 2002 consolidated financial statements included in our Form 10-K. Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies for us include revenue recognition, allowance for doubtful accounts, goodwill, and valuation of long-lived and intangible assets. For additional discussion of our critical accounting policies, see our Management’s Discussion & Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for Fiscal 2002.

Three Months Ended October 31, 2002 Compared to Three Months Ended October 31, 2001

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, certain adjustments are properly not reflected in the operating business segments discussions, but are only reflected in our Consolidated discussion.

Consolidated

Revenues.    Our revenues increased 30.6%, from $339.2 million in the three months ended October 31, 2001 to $443.2 million in the three months ended October 31, 2002. Excluding our Winstar segment, which was acquired in December 2001, and our Internet Telephony segment, consisting of Net2Phone, which was reconsolidated effective August 1, 2002, our revenues increased 16.8%, to $396.0 million in the three months ended October 31, 2002. The increase in our consolidated revenues (excluding Winstar and Internet Telephony) is mainly attributable to a 17% increase in IDT Telecom’s revenues. The growth in IDT Telecom’s revenues primarily resulted from a 58.3% growth in minutes of use (excluding minutes related to our consumer long distance business) from 2.4 billion in the three months ended October 31, 2001 to 3.8 billion in the three months ended October 31, 2002. The increase in absolute dollar terms is due primarily to the significant growth in our telecommunications minutes of use, the acquisition of Winstar and the reconsolidation of Net2Phone.

Direct Cost of Revenues.    Direct cost of revenues increased by 27.6%, from $266.6 million in the three months ended October 31, 2001 to $340.1 million in the three months ended October 31, 2002. The increase in absolute dollar terms is due primarily to the growth in our telecommunications minutes of use, the acquisition of Winstar and the reconsolidation of Net2Phone. Excluding our Winstar and Internet Telephony segments, direct cost of revenues increased 12.2% to $299.0 million in the three months ended October 31, 2002. As a percentage of total revenues, direct costs decreased from 78.6% in the three months ended October 31, 2001 to 76.7% in the three months ended October 31, 2002 (75.5% excluding our Winstar and Internet Telephony segments). The decline in direct costs as a percentage of revenues is attributable to overall higher revenues due to a growth of minutes-of-use and because of continued operating efficiency gains and lower prices from suppliers, as measured on a per-minute basis, which outweighed the decline in average revenue-per-minute, as detailed below. In addition, IDT Telecom benefited from a continued shift in revenue mix towards higher-margin Retail Telecommunications Services segment business lines.

Selling, General and Administrative.    Selling, general and administrative expenses increased 62.7%, from $67.1 million in the three months ended October 31, 2001 to $109.2 million in the three months ended October 31, 2002. Excluding our Winstar and Internet Telephony segments, selling, general and administrative expenses increased 12.8% to $75.7 million in the three months ended October 31, 2002 due primarily to the increased sales and marketing efforts as well as increased salaries, facilities costs and professional fees related to the expansion of our infrastructure and bases of operation to facilitate our current and anticipated future growth. As a percentage of total revenues, selling, general and administrative expenses increased from 19.8% in the three months ended October 31, 2001 to 24.6% in the three months ended October 31, 2002 (and decreased to 19.1% excluding the Winstar and Internet Telephony segments).

We anticipate that selling, general and administrative expenses will increase in dollar terms in the future, and will continue to be a significant percentage to total revenues, as we expand both IDT Telecom’s businesses and our IDT Media businesses.

Depreciation and Amortization.    Depreciation and amortization expense increased 40.1%, from $15.2 million in the three months ended October 31, 2001 to $21.3 million in the three months ended October 31, 2002. Excluding our Winstar and Internet Telephony segments, depreciation and amortization expense increased 7.2%, to $16.3 million in the three months ended October 31, 2002 primarily as a result of our higher fixed asset base during the three months ended October 31, 2002, reflecting the expansion of our telecommunications network infrastructure and facilities. As a percentage of revenues, depreciation and amortization expense increased from 4.5% in the three months ended October 31, 2001 to 4.8% in the three months ended October 31, 2002 (and decreased to 4.1% excluding our Winstar and Internet Telephony segments). Depreciation and amortization expense declined as a percentage of revenues, due to the significant growth in our revenues for the three months ended October 31, 2002. We anticipate that depreciation expense will continue to increase in absolute dollars, as we continue to add to our asset base, particularly in IDT Telecom’s businesses, as we implement our growth strategy.

Gain on Settlement by Net2Phone of Litigation.    Gain on settlement of litigation was $58.4 million for the three months ended October 31, 2002. Refer to the respective section of the Internet Telephony segment for a full discussion on the gain on settlement by Net2Phone of litigation.

Restructuring, Severance, and Impairment Charges.    Restructuring, severance, and impairment charges increased from $2.8 million in the three months ended October 31, 2001 to $6.7 million in the three months ended October 31, 2002. Refer to the respective sections of the Internet Telephony and IDT Telecom segments for a full discussion on restructuring, severance, and impairment charges.

Income (Loss) from Operations.    Our loss from operations was $12.6 million in the three months ended October 31, 2001 compared to income from operations of $24.3 million in the three months ended October 31, 2002. Excluding our Winstar and Internet Telephony segments, our income from operations was $3.6 million in the three months ended October 31, 2002. The growth in our income from operations was due primarily to IDT Telecom’s increased revenues and gross margins, as well as Net2Phone’s gain from the settlement of litigation against Cisco, partially offset by Winstar’s loss from operations of $24.7 million.

Interest.    Net interest income was $8.8 million in the three months ended October 31, 2001, compared to net interest income of $7.8 million in the three months ended October 31, 2002. The reduction in net interest income was due to lower rates of return earned by our invested cash, cash equivalents and marketable securities, primarily reflecting the lower market interest rates.

Other Income (Expense).    Other income (expense) amounted to an expense of $19.8 million in the three months ended October 31, 2001, compared to an expense of $3.4 million in the three months ended October 31, 2002. Included in other expense in the three months ended October 31, 2002 were losses of $2.2 million associated with recording our pro-rata share of affiliate’s losses, through the equity method, a charge of $1.0 million related to an obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T, and net losses from a variety of other investments totaling $0.3 million.

Included in other expense in the three months ended October 31, 2001 were investment losses, including losses of approximately $5.2 million associated with recording our pro-rata share of Net2Phone through the equity method of accounting, a charge of $14.0 million related to an obligation to guarantee to AT&T the value of

1.4 million shares of IDT Class B common stock owned by AT&T, and net losses from other investments totaling $0.5 million.

Minority Interests.    Minority interests were $6.0 million and $46.5 million for the three months ended October 31, 2001 and 2002, respectively. The $40.5 million increase in minority interests was primarily attributable to the reconsolidation of Net2Phone, from which we own 15.2% as of October 31, 2002. Accordingly, we recorded in minority interests the 84.8% of Net2Phone’s results attributable to the remaining shareholders of Net2Phone.

Income Taxes.    We recorded an income tax benefit of $18.2 million in the three months ended October 31, 2001, compared to an income tax benefit of $13.6 million in the three months ended October 31, 2002.

Cumulative Effect of Accounting Change.    In accordance with our adoption of SFAS No. 142, as of August 1, 2001, we performed the required impairment tests of goodwill and recorded an impairment charge of $147.0 million, net of income taxes of $3.5 million, for the three months ended October 31, 2001. The impairment charge was recorded as a cumulative effect adjustment of a change in accounting principle. No such charges were recorded during the three months ended October 31, 2002.

Net Loss.    Our consolidated net loss, after the cumulative effect adjustment of a change in accounting principle detailed above, was $158.3 million in the three months ended October 31, 2001 compared to consolidated net loss of $4.1 million in the three months ended October 31, 2002. The recording of a net loss in three months ended October 31, 2002 and 2001, was a result of the combined factors for each of the segments discussed below, as well as those items detailed above.

IDT Telecom—Retail Telecommunications Services and Wholesale Telecommunications Services Segments

Revenues.    IDT Telecom’s revenues increased 17.0%, from $333.5 million in the three months ended October 31, 2001 to $390.2 million in the three months ended October 31, 2002.

IDT Telecom’s revenues increased primarily as a result of a 58.3% growth in minutes of use (excluding minutes related to our consumer long distance business) from 2.4 billion in the three months ended October 31, 2001 to 3.8 billion in the three months ended October 31, 2002. IDT Telecom increased its minutes of use in both its Retail Telecommunications Services and Wholesale Telecommunications Services segments, in both the U.S. and international operations. IDT Telecom’s minutes of use grew at a faster rate than did its revenues, reflecting a decline in its average revenue-per-minute, from $0.130 during the three months ended October 31, 2001 to $0.108 in the three months ended October 31, 2002. IDT Telecom’s decrease in its average revenue-per-minute is due to a number of factors, including (i) continued pricing pressure in both retail and wholesale markets, and (ii) introduction of new calling cards. IDT Telecom’s average revenue-per-minute on retail calling cards is generally lower than its average revenue-per-minute in its wholesale carrier business, as lower revenue-per-minute destinations, such as the United States and Mexico, account for a larger proportion of overall minutes in its retail calling card business.

Revenues from IDT Telecom’s Retail Telecommunications Services segment increased 15.6%, from $265.3 million in the three months ended October 31, 2001 to $306.8 million in the three months ended October 31, 2002, as a result of increased sales of IDT-branded calling cards and higher consumer long distance revenues. As a percentage of IDT Telecom’s overall revenue, Retail Telecommunications Services’ revenues decreased from 79.6% in the three months ended October 31, 2001 to 78.6% in the three months ended October 31, 2002, as revenues from our Wholesale Telecommunications Services segment grew at a faster rate than did our retail businesses revenues. IDT Telecom’s calling card sales increased 11.7%, from $242.4 million in the three months ended October 31, 2001 to $270.7 million in the three months ended October 31, 2002, fueled by the introduction of several new calling cards. New cards are generally introduced with aggressive low pricing, which is gradually adjusted as they build market share. The increase in new card introductions was part of IDT’s plan to aggressively seek market share in both its traditional Northeast U.S. markets, as well as in several other key areas, such as California, Florida and Texas. In addition, the growth in our calling card revenues resulted from the expansion of our distribution network beyond our traditional Northeastern U.S. territory, as well as the continued strong growth of European operations, both in our U.K. market as well as in other markets such as Spain and the Netherlands. During Fiscal 2002, IDT Telecom launched calling card operations in Argentina. Although sales of calling cards in Latin America during the three months ended October 31, 2002 were not material, we expect sales in this region to grow at a faster rate than other regions. Looking to the remainder of Fiscal 2003, we anticipate continued quarterly revenue growth, with a significant portion of the revenue growth to be driven by further expansion of our European calling card operations. IDT anticipates that calling card margins for the remainder of the fiscal year will remain at or near the levels experienced in the first quarter. Calling card margins will be largely dependent upon the timing and magnitude of the introduction of new, aggressively-priced cards.

Calling card sales as a percentage of IDT Telecom’s Retail Telecommunications Services revenues decreased from 91.4% in the three months ended October 31, 2001 to 88.3% in the three months ended October 31, 2002, as revenues from consumer long distance services grew at a faster rate than did calling card revenues. Revenues from consumer long distance services, in which we act as a switchless reseller of another company’s network, experienced significant growth in minutes of use in the three months ended October 31, 2002, with revenues increasing 60.8%, from $22.2 million in the three months ended October 31, 2001 to $35.7 million in the three months ended October 31, 2002. The consumer long distance revenue increase is attributable to the continued aggressive growth of our flat-rate, $0.05 a minute long distance calling plan, which has been driven by increased marketing expenditures, resulting in a significant increase in the number of consumer long distance customers. At October 31, 2002, we had approximately 578,000 active customers for our consumer long distance services, compared to approximately 323,000 customers at October 31, 2001. Beginning in early Fiscal 2003, we significantly increased the marketing and advertising expenditures of our consumer long distance business, in an attempt to accelerate the growth of our customer base. These expenditures, while reducing consumer long distance operating profits in the near term, are expected to lead to a rise in the number of active customers, revenues and profits over the longer term. In addition, as our customer base has grown, we have begun to place an increased emphasis on customer retention initiatives. Over the remainder of Fiscal 2003, we expect to dedicate a significant portion of our marketing and advertising budget to programs designed to improve customer retention.

Our Private Label calling card business began to offer privately-labeled Walgreen’s calling cards for sale. When the program is fully launched in December 2002, the calling cards will be available in approximately 4,000 Walgreen’s stores throughout the United States. IDT expects that this product will generate approximately $45 million in revenues over the next 12 months.

Revenues from IDT Telecom’s other retail telecommunications services businesses, consisting primarily of call reorigination services, amounted to $0.4 million in the three months ended October 31, 2002, versus $0.7 million in the three months ended October 31, 2001.

IDT Telecom’s Wholesale Telecommunications Services revenues increased 22.3%, from $68.2 million in the three months ended October 31, 2001 to $83.4 million in the three months ended October 31, 2002. As a percentage of IDT Telecom’s total revenues, Wholesale Telecommunications Services revenues increased from 20.4% in the three months ended October 31, 2001 to 21.4% in the three months ended October 31, 2002. The increase in revenues occurred as a result of an increase in wholesale carrier minutes, despite a significant decline in the average revenue-per-minute. In recent years, IDT Telecom’s wholesale carrier business has curtailed or ceased completely our sales to financially unstable carriers. During the three months ended October 31, 2002, IDT Telecom continued to rebuild its customer base through the addition of new customers and by increasing sales to our larger, more financially stable customers. Looking to the remainder of Fiscal 2003, we anticipate revenue growth in the wholesale carrier business in the second quarter of Fiscal 2003, with further gains expected in the second half of the fiscal year as well. Revenue gains are expected to be driven primarily by increased sales to Tier 1 telecom carriers, both in the U.S. and in Europe. We anticipate that the fastest growing segment of our worldwide wholesale carrier business will be our South American carrier operation. However, given its size relative to our U.S.-based and European-based wholesale divisions, IDT Telecom does not expect its South American carrier business to represent a significant portion of its overall wholesale carrier business in Fiscal Year

2003. IDT expects that gross margins for the wholesale carrier business will improve slightly in the second quarter, with those levels to be maintained over the balance of the fiscal year.

Direct Cost of Revenues.    Direct cost of revenues for IDT Telecom increased 12.2%, from $266.0 million in the three months ended October 31, 2001 to $298.4 million in the three months ended October 31, 2002, due to the higher revenue base. As a percentage of total IDT Telecom’s revenues, direct costs declined to 76.5% in the three months ended October 31, 2002, from 79.8% in the three months ended October 31, 2001. The decrease in direct costs as a percentage of total revenues is attributable to overall higher revenues due to the strong growth of minutes-of-use and because of continued operating efficiency gains and lower prices from suppliers. The decrease in direct costs as a percentage of total revenues occurred despite some increases in our termination costs to key destinations, increases in our costs for toll-free “800” traffic, and network capacity constraints, due to our strong growth of minutes-of-use, which led to a small, temporary narrowing of our gross margins in Q1 2003.

Selling, General and Administrative.    IDT Telecom’s selling, general and administrative expenses increased 20.3%, from $51.2 million in the three months ended October 31, 2001 to $61.6 million in the three months ended October 31, 2002. The increase in selling, general and administrative expenses for IDT Telecom’s operations is due to several factors, including increased sales and marketing efforts for our Retail Telecommunications Services segment, such as calling cards and consumer long distance, as well as increased salaries, facilities costs and professional fees related to the expansion of our infrastructure and bases of operation to facilitate our current and anticipated future sales growth. As of October 31, 2002, the number of employees increased 18.4%, from 1,123 at October 31, 2001, to 1,330 at October 31, 2002, resulting in additional payroll and other employee-related costs.

As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses were 15.8% in the three months ended October 31, 2002, compared to 15.4% in the three months ended October 31, 2001, as the increases in these expenses generally corresponded with the revenue growth we experienced during these periods. IDT anticipates that selling, general and administrative costs will remain steady, as a percentage of revenues, as IDT continues to add to its personnel base in order to accommodate the expected revenue growth during the next few quarters.

Depreciation and Amortization.    IDT Telecom’s depreciation and amortization expense rose 15.8%, from $13.3 million in the three months ended October 31, 2001, to $15.4 million in the three months ended October 31, 2002, reflecting the continued expansion of our fixed asset base, as we invest to accommodate our current and anticipated future growth. As a percentage of IDT Telecom’s total revenues, depreciation and amortization expense was 3.9% in the three months ended October 31, 2002, versus 4.0% in the three months ended October 31, 2001.

Restructuring, Severance, and Impairment Charges.    Impairment charges of $1.5 million and $2.8 million were recorded by IDT Telecom during the three months ended October 31, 2002 and 2001, respectively, resulting primarily from the write-off of a discontinued Indefeasible Right of Use (“IRU’) and the write down of certain decommissioned European telecommunications switch equipment, respectively.

Income from Operations.    IDT Telecom recorded income from operations of $0.1 million in the three months ended October 31, 2001, compared to income from operations of $13.4 million in the three months ended October 31, 2002. The increase in income from operations resulted primarily from the revenue growth and improved gross margins results.

IDT Media Segment

Revenues.    Revenues from IDT Media’s businesses increased 1.8%, from $5.7 million in the three months ended October 31, 2001 to $5.8 million in the three months ended October 31, 2002. In Fiscal 2002, IDT Media gradually exited its Digital Subscriber Line (“DSL”) business. Currently, IDT Media’s revenues are primarily comprised of revenues from its CTM Brochure Display, Inc. (“CTM”) business, a brochure distribution company.

Direct Cost of Revenues.    IDT Media’s direct cost of revenues remained constant at $0.6 million in the three months ended October 31, 2001 and 2002. As a percentage of IDT Media’s revenues, these costs remained constant at 10.3%. Most of IDT Media’s businesses remain in the early stages of their development. As such, we anticipate that direct costs will continue to account for a relatively small percentage of IDT Media’s revenue, with most of the expenses associated with these businesses to be incurred in the form of selling, general, administrative and development costs.

Selling, General and Administrative.    IDT Media recorded $10.4 million in selling, general and administrative expenses in the three months ended October 31, 2001, compared to $6.2 million in the three months ended October 31, 2002. The decrease in selling, general, and administrative expenses in IDT Media’s businesses reflects its exit from the DSL Internet access business and from its video-streaming business, as well as the general refocusing of its portfolio of businesses. In addition, during Fiscal 2002, IDT Media implemented stricter management controls over operating expenses.

Depreciation and Amortization.    IDT Media’s depreciation and amortization expense was $1.2 million in the three months ended October 31, 2001, versus $0.3 million in the three months ended October 31, 2002. This decrease is due to the reduced fixed asset base resulting from our sale or previously recorded impairment of assets associated with our former dial-up Internet and DSL businesses. As a percentage of revenues, depreciation and amortization expense fell to 5.3% in the three months ended October 31, 2002, from 21.8% in the three months ended October 31, 2001.

Loss from Operations.    IDT Media’s loss from operations in the three months ended October 31, 2001 was $6.5 million, compared to a loss from operations of $1.3 million in the three months ended October 31, 2002, reflecting a significantly lower level of selling, general and administrative expenses as a result from stricter management controls over operating expenses, as well as the refocusing of its business portfolio.

IDT Winstar Segment

We acquired the assets currently held by Winstar in December 2001. Accordingly, the results of operations for our Winstar segment contain only references to the three months ended October 31, 2002, during which Winstar owned and operated its currently held assets. We will not make reference to the three months ended October 31, 2001, as we had not yet acquired the assets currently held by Winstar during that period.

Revenues.    Revenues from our Winstar segment were $24.5 million in the three months ended October 31, 2002, representing 5.5% of our total revenues.

Throughout the remainder of Fiscal 2003, our Winstar segment will focus on its facilities-based switched broadband and local service offerings in 22 geographic markets. Within these 22 core markets, our Winstar segment has a network of over 3,000 provision-ready buildings (i.e., buildings in which its technology is currently deployed). Furthermore, our Winstar segment has access rights and options to connect to its network more than 1,800 additional buildings that are not currently outfitted for operation but that have lines-of-site to existing hub buildings. Winstar is continuing to add new service offerings to its suite of value-added products. For example, Voice Over IP has recently been added to the suite of products for the New York enterprise market. Winstar anticipates rolling out this offering in other markets such as Boston, Los Angeles and Miami in the upcoming months.

Direct Cost of Revenues.    Direct cost of revenues for our Winstar segment were $28.5 million in the three months ended October 31, 2002. Direct cost of revenues consist primarily of two components, connectivity for the network backbone and lease payments for the network of provision-ready buildings. Network backbone costs totaled $21.1 million, accounting for 74.0% of total direct cost of revenues. Direct cost of revenues associated with lease payments for the building network were $7.5 million. Winstar has various ongoing initiatives to groom its network. One in particular, called the LF Wireless project, involves using the Winstar wireless technology to link its hubs (which collect traffic from its wireless sites) to its switches (where the traffic is routed to its ultimate destination). It aims to replace the traditional terrestrial wireline capacity provided by local exchange phone companies connecting the hubs to the switches with Winstar wireless technology. This initiative will reduce costs by eliminating payments to local exchange carriers for those wireline connections. More importantly, this initiative will extend Winstar’s control over customer traffic and will provide further redundancy for customers, by reducing the dependence on terrestrial capacity to carry their traffic.

Selling, General and Administrative.    Selling, general and administrative expenses associated with our Winstar segment were $18.2 million in the three months ended October 31, 2002. The main component of selling, general and administrative expenses was employee compensation and benefits, accounting for $12.4 million, or about 68.1% of total selling, general and administrative expenses. Although as a percentage of total selling, general and administrative expenses we expect this ratio to remain consistent, we believe that on a dollar basis employee compensation and benefits will be trending down. Since the acquisition of Winstar in December 2001, the number of employees of Winstar has been reduced from approximately 750 to approximately 540 as of October 31, 2002.

Depreciation and Amortization.    Depreciation and amortization expense were$2.5 million in the three months ended October 31, 2002, representing 10.2% of our Winstar segment’s revenues.

Loss from Operations.    Our Winstar segment’s loss from operations in the three months ended October 31, 2002 was $24.7 million, primarily as a result of expenses associated with network capacity, employee compensation and benefits and rents.

IDT Internet Telephony Segment

The Internet Telephony business segment reflects the results of the Company’s reconsolidated subsidiary, Net2Phone, effective August 1, 2002. Accordingly, the results of operations for our Internet Telephony segment, which will be detailed below, will contain only references to the three months ended October 31, 2002, during which we reconsolidated Net2Phone. We will not make reference to the three months ended October 31, 2001 results, as Net2Phone was not consolidated during that period. As of October 31, 2002, IDT’s ownership interest in Net2Phone was approximately 15.2%. Accordingly, IDT records approximately 84.8% of Net2Phone’s results attributed to the remainder shareholders in the Minority interests line of the condensed consolidated statements of operations. Prior to August 1, 2002, we accounted for our investment in Net2Phone under the equity method of accounting and accordingly, such results were included in equity in loss of affiliates.

Revenues.    Net2Phone’s revenues are primarily derived from per-minute charges billed to its customers on a pre-paid basis and from the sale of Internet telephony equipment and services to resellers and other carriers. Revenues were $22.6 million for the three months ended October 31, 2002. In the first quarter of Fiscal 2003, Net2Phone purposefully de-emphasized seeking revenues from relatively low-margin services, such as disposable calling cards, in favor of building up activities to generate revenues in relatively high-margin services, such as international communications services, during the upcoming periods.

Direct Cost of Revenues.    Net2Phone’s direct cost of revenues consists primarily of network costs associated with carrying its customers’ traffic on its network and leased networks, routing their calls through a local telephone company to reach their final destination, the wholesale costs of Internet telephony devices, ad serving costs and e-mail box hosting fees. It also includes the cost of purchasing, storing and shipping Internet telephony equipment. Total direct cost of revenues, excluding depreciation and amortization, was $12.6 million in the three months ended October 31, 2002. As a percentage of total revenues, total direct costs was 55.8% in the three months ended October 31, 2002.

Selling, General and Administrative.    Selling, general and administrative expenses consist of employee salaries and associated benefits; the expenses associated with acquiring customers, including commissions paid to sales partners, advertising costs, travel, entertainment, referral fees and amounts paid to strategic partners in connection with revenue-sharing arrangements, and the costs of insurance, legal, rent, utilities, shipping, consulting and other items. Selling, general and administrative expenses were $15.3 million in the three months ended October 31, 2002. As a percentage of total revenues, these costs were 67.7% in the three months ended October 31, 2002. Net2Phone anticipates that selling, general and administrative expenses (excluding restructuring, severance, impairment and other items) will decrease in the remainder of Fiscal 2003, as it benefits from the effects of the restructuring of its operations.

Depreciation and Amortization.    Depreciation and amortization expense was $2.5 million in the three months ended October 31, 2002. As a percentage of total revenues, depreciation and amortization expense was 11.1% in the three months ended October 31, 2002. Net2Phone anticipates depreciation and amortization expense to decline through April 30, 2003 as a result of the impairment charges recorded during the quarter.

Gain on Settlement by Net2Phone of Litigation.    Gain on settlement by Net2Phone of litigation was $58.4 million in the three months ended October 31, 2002. On March 19, 2002 Net2Phone and its ADIR Technologies, Inc. (“ADIR”) subsidiary filed suit in the United States District Court for the District of New Jersey against Cisco Systems, Inc. (“Cisco”) and a Cisco executive who had been a member of ADIR’s board of directors. The suit arose out of the relationships that had been created in connection with Cisco’s and Net2Phone’s original investments in ADIR and out of ADIR’s subsequent purchase of NetSpeak, Inc. in August 2001. In July 2002, Net2Phone and ADIR agreed to settle the suit. The parties settled the suit and all related claims against Cisco and the Cisco executive in exchange for: (i) the transfer, during the first quarter of Fiscal 2003, to Net2Phone of Cisco’s and Softbank Asia Infrastructure Fund’s respective 11.5% and 7.0% interests in ADIR, and (ii) the payment by Cisco, during such quarter, of $19.5 million to Net2Phone and ADIR. As a result of this settlement, Net2Phone recognized for the quarter ended October 31, 2002, a gain of $58.4 million consisting of (i) a $38.9 million reduction in Net2Phone’s minority interests in ADIR as a result of the transfer of the ADIR shares and (ii) the receipt of settlement proceeds of $19.5 million.

Restructuring, Severance and Impairment Charges.    Restructuring, severance and impairment charges were $5.2 million in the three months ended October 31, 2002.

The following table summarizes the charges included in restructuring, severance and impairment charges in the condensed consolidated statements of operations:

	Three months ended October 31,
	2002	2001
	(in thousands)
First quarter 2003 restructuring	$5,993	$—
Restructuring reserve adjustments	(2,158)	—
Separation agreements	1,337	—

Total	$5,172	$—

First Quarter 2003 Restructuring.    On October 24, 2002, Net2Phone announced that it would be consolidating the development and support of its products for both its core business and broadband effort within one unit working on standards-based solutions that will service the entire Net2Phone organization. This consolidation will reduce Net2Phone’s staff by approximately 20%, or about 63 employees. As a result of this restructuring, Net2Phone incurred a charge of $3.6 million related to employee termination costs, $0.9 million in exit costs related to the reduction of operations at various locations, and $1.5 million in impairment charges related to the write-off of various equipment and network build-outs. As of October 31, 2002, approximately $0.2 million of involuntary termination benefits have been paid and charged against the restructuring liability.

Restructuring Reserve Adjustments.    During the three months ended April 30, 2002, Net2Phone recognized a charge of $4.7 million related to the elimination of specific connectivity and network related costs. As a result of successful settlement negotiations with vendors regarding connectivity related cancellation charges, Net2Phone reversed during the three months ended October 31, 2002 $2.9 million of those previously recognized charges. During the three months ended October 31, 2002, Net2Phone also reversed approximately $0.3 million of previously recognized severance expense as a result of the subsequent retention of several individuals whose employment had been initially terminated. In addition, Net2Phone also recognized approximately $1.0 million in additional costs associated with exiting certain businesses that were discontinued or sold in prior fiscal years.

Separation Agreements.    In October 2001, Howard Balter resigned as Net2Phone’s Chief Executive Officer. Pursuant to an agreement between Mr. Balter and Net2Phone, Mr. Balter waived various rights under his employment agreement, entered into a 30 month restrictive non-compete covenant and agreed to provide consulting services for a 15 month period, all in exchange for settlement of various loans from Net2Phone and the guarantee of continued benefits for a similar period. As a result of this agreement, Net2Phone incurred a charge of $0.9 million for the three months ended October 31, 2002, and expects to incur future charges of approximately $1.1 million relating to this separation agreement. In January 2002, Ilan Slasky tendered his resignation as Net2Phone’s Chief Financial Officer. Mr. Slasky’s resignation became effective upon his successor’s assumption of the responsibility in March 2002. Pursuant to an agreement between Mr. Slasky and Net2Phone, Mr. Slasky waived all of his rights under his employment agreement, entered into a 2 year restrictive non-compete covenant and agreed to provide consulting services for a 4 year period, all in exchange for settlement of various loans with Net2Phone and the guarantee of continued benefits for a similar period. As a result of this agreement, Net2Phone incurred a charge of $0.2 million for the three months ended October 31, 2002, and expects to incur future charges of approximately $1.6 million relating to this separation agreement.

Income from Operations.    Income from Net2Phone’s operations was $45.5 million in the three months ended October 31, 2002. Excluding restructuring, severance, impairment and other items described above, Net2Phone’s loss from operations in the three months ended October 31, 2002 was $7.8 million.

Corporate

Our Corporate costs consist of corporate overhead, such as treasury management costs, corporate governance costs, public relations, corporate management and legal costs, and other general corporate expenses, as well as depreciation expense. Such corporate services are shared generally by our other operating segments, and are not allocable to any specific segment. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

Selling, General and Administrative.    We recorded $5.5 million in corporate overhead in the three months ended October 31, 2001, compared to $7.9 million recorded in the three months ended October 31, 2002. As a percentage of our total consolidated revenue, corporate selling, general and administrative expenses amounted to 1.6% in the three months ended October 31, 2001, compared to 1.8% in the three months ended October 31, 2002.

Depreciation and Amortization.    Corporate’s depreciation expense remained constant at $0.7 million for the three months ended October 31, 2001 and 2002.

Loss from Operations.    Corporate’s loss from operations was $6.2 million in the three months ended October 31, 2001, compared to $8.5 million recorded in the three months ended October 31, 2002, as a result of the higher absolute level of selling, general and administrative costs.

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

As of October 31, 2002, we had cash, cash equivalents and marketable securities of approximately $1.1 billion, which includes $119.5 million held by Net2Phone, and working capital of approximately $872.1 million. We generated cash flow from operating activities of approximately $15.0 million during the three months ended October 31, 2002, compared with cash flow from operating activities of approximately $18.3 million during the three months ended October 31, 2001. Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on the timing of operating cash receipts and payments, especially trade accounts receivable and trade accounts payable. Gross trade accounts receivable, trade accounts payable and accrued expenses have generally increased from period to period as our businesses have grown.

We used approximately $41.2 million in cash to fund investing activities during the three months ended October 31, 2002. This compares to net cash flows used in investing activities of $40.3 million during the three months ended October 31, 2001. The primary use of cash used in investing activities during the three months ended October 31, 2002 was the net purchases of $93.0 million of marketable securities (primarily U.S. Government Agency Obligations). Our capital expenditure investments were approximately $9.0 million in the three months ended October 31, 2002, compared to approximately $11.0 million in the three months ended October 31, 2001, as we have continued to expand IDT Telecom’s international and domestic telecommunications network infrastructure. We have experienced a significant reduction in the cost of equipment purchases, as a result of significant decreases in the prices of telecom equipment and related assets. The future minimum payments of principal and interest on our capital lease obligations are $23.0 million, $24.8 million, $15.2 million, $11.2 million, and $1.4 million for the remainder of Fiscal 2003, Fiscal 2004, Fiscal 2005, Fiscal 2006 and Fiscal 2007, respectively. Throughout Fiscal Year 2003, IDT anticipates making considerable expenditures, designed to expand its global telecommunications network. Key elements of its network expansion plan for Fiscal Year 2003 include the addition of a second international gateway switch in the UK, and another two international gateway switches in the U.S. (which will bring IDT’s total to six U.S. gateway switches). IDT also expects to expand its calling card platform in the U.S. In addition, IDT anticipates making additional expenditures to upgrade its network in South America. For the full 2003 fiscal year, we anticipate capital expenditures in the $50 million to $75 million range. This estimate is highly contingent upon several factors, including, but not limited to, market prices for telecommunications equipment, the availability of such equipment in the distressed asset market and the specific timing of our network expansion projects. We have generally adopted a strategy of investing in network expansion only as the need arises, as dictated by our telecommunications traffic volumes. Therefore, the timing of our network expansion, and the coincident purchases of property, plant and equipment, is highly dependent upon the timing and magnitude of the growth in our telecommunications minutes-of-use. We expect to fund our purchases of property, plant and equipment from our operating cash flows and our cash, cash equivalents and marketable securities balances. From time to time, we will also finance a portion of our capital expenditures through capital leases, with the cost of such financing the primary consideration in determining our financing activity.

Our Board of Directors has authorized the repurchase of up to 45 million shares (adjusted for the May 2001 stock dividend) of our common stock and Class B common stock. We have repurchased a total of 15.6 million (adjusted) shares under the share repurchase program through Fiscal 2002, of which 6.2 million shares were retired as of July 31, 2002. No additional shares were purchased or retired during the three months ended October 31, 2002.

We had $9.2 million in cash flow used in our financing activities during the three months ended October 31, 2002, compared to $25.0 million in cash flow used in our financing activities during the three months ended

October 31, 2001. The decrease was primarily attributable to $15.3 million in IDT shares repurchased in the first quarter of Fiscal 2002, through our stock buyback program, mentioned above. We received approximately $1.0 million in proceeds from the exercise of stock options during the three months ended October 31, 2002 compared to $1.4 million received during the three months ended October 31, 2001.

We experience intense price competition in our telecommunications businesses. The long distance telecommunications industry has been characterized by significant declines in both per-minute revenues and per-minute costs, as evidenced by IDT Telecom’s experience during Fiscal 2002 and the three months ended October 31, 2002. During the three months ended October 31, 2002, IDT Telecom’s average revenue-per-minute was $0.108 per minute, down 17% from $0.130 per minute for the three months ended October 31, 2001. However, IDT Telecom’s average termination cost per-minute dropped approximately 16%, to $0.064 in the three months ended October 31, 2002, from $0.076 in the three months ended October 31, 2001.

In the past, and over time, we believe that these factors tend to offset each other, with prices and costs moving in the same general direction. However, over a shorter-term, such as one quarter or one year, the drop in pricing could outpace the drop in costs, or vice versa. In addition, due to continued pricing pressure in most of the retail and wholesale markets in which we compete, we might be compelled to pass along most or all of our per-minute cost savings to our customers in the form of lower rates. We might also be unable, in the event that some of our per-minute costs rise, to immediately pass along the additional costs to our customers in the form of higher rates. Consequently, over any given period, gross margins could expand or narrow, based solely on the timing of changes in revenue-per-minute and cost-per-minute Our long-term strategy involves terminating a larger proportion of minutes on our own network, thereby lowering costs and preserving margins even in a weaker price environment, as we become less subject to the prices charged by third-parties for terminating our minutes over their networks. In addition, as our minutes-of-use have steadily grown, we have attempted to leverage our buying power and our strong balance sheet to negotiate more favorable rates with our suppliers. However, in the short term, the incremental demand for usage might outpace the rate of deployment of additional network capacity, particularly in light of our expectation for continued growth in our minutes volume. As such, there can be no assurance that we will be able to maintain our gross margins at the current level, in the face of lower per-minute revenues.

We continued to fund our IDT Media segment throughout the first quarter of Fiscal 2003, incurring significant start-up, development, marketing and promotional costs. Due to the start-up nature of many of our IDT Media businesses, the exact timing and magnitude of future revenues remains difficult to predict. As such, we anticipate that IDT Media will continue to rely on us to fund its cash needs, including operating losses, capital expenditures and potential acquisitions.

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

Changes in Other Current Assets, Trade Accounts Receivable, Allowance for Doubtful Accounts and Deferred Revenue

Our other current assets increased from $65.3 million at July 31, 2002 to $77.9 million at October 31, 2002, due primarily to our reconsolidation of Net2Phone, as well as increases in inventories, and prepaid expenses. Gross trade accounts receivable increased from $165.0 million to $167.8 million, reflecting primarily the increase in revenues and our reconsolidation of Net2Phone. The average age of our accounts receivable, as measured by number of days sales outstanding, declined during the first quarter of Fiscal 2003, reflecting our efforts to reduce our exposure to financially unstable customers by demanding shorter payment terms. Therefore, our overall revenue growth outpaced the increase in gross trade accounts receivable, serving to reduce the number of days sales outstanding.

Due to the wide range of collection terms, future trends with respect to days sales outstanding generally depends on the proportion of total sales made to carriers, who are often offered payment terms of 30 days or more, and prepaid calling card distributors, who generally receive payment terms of less than 30 days. As such, the trends in days sales outstanding will depend, in large part, on the mix of wholesale (carrier) versus retail (prepaid calling card distributor) customers. The reduction in days sales outstanding we experienced during the three months ended October 31, 2002, was due to our demand for shorter payment terms from many of our customers. As we anticipate that in the near term we will attempt to continue to secure shorter payment terms from some of our customers, we could experience further declines in the average age of our trade accounts receivable throughout the remainder of Fiscal 2003. Conversely, as we are willing to extend longer payment terms to more credit-worthy customers, an increase in customers belonging to the highest credit classes, as a percentage of total customers, could lead to an increase in days sales outstanding. In addition, if we restricted sales to financially unstable customers, regardless of the credit terms, the proportion of higher-credit class customers will increase further, potentially leading to an increase in the average days sales outstanding. In addition, days sales outstanding for our consumer long distance customers is usually longer than 30 days, given the timing of the billing cycle. As the consumer long distance business continues to grow and our consumer long distance customers to represent a larger portion of our retail telecommunications services revenues and receivables, we expect that total retail days sales outstanding should increase accordingly. Therefore, due to the conflicting nature of the above factors, future trends in days sales outstanding remain difficult to predict, and it is not possible at this time to determine whether recent trends in days sales outstanding will continue.

The allowance for doubtful accounts as a percentage of trade accounts receivable increased from 23.6% at July 31, 2002, to 28.5% at October 31, 2002. The increase reflects our reconsolidation of Net2Phone, which operation requires a slightly greater allowance for doubtful accounts as a percentage of trade accounts receivable, as well as the increase in the number of consumer long distance customers, who have traditionally required a larger reserve than do wholesale customers and retail calling card distributors. Although we anticipate that our customer base—across all business lines—will continue its transition towards a more credit-worthy group, some of our existing trade accounts receivable are still related to sales made to less credit-worthy customers.

Deferred revenue as a percentage of total revenues vary from period to period, depending on the mix and the timing of revenues. During the first quarter of Fiscal 2003, we experienced a steady increase in sales of our calling cards due to increased marketing efforts for existing IDT calling cards and the continued strong growth of our European calling card operations. This resulted in a continued increase in deferred revenue. Deferred revenue also increased as a result of our reconsolidation of Net2Phone. We expect to experience increases in our deferred revenue throughout the remainder of Fiscal 2003, owing to a continued increase in calling card sales.

Other Sources and Uses of Resources

We intend to, where appropriate, make strategic acquisitions to expand our telecommunications businesses. These acquisitions could include, but are not limited to, acquisitions of telecommunications equipment, telecommunications network capacity, customer bases or other assets. From time to time, we evaluate potential acquisitions of companies, technologies, products and customer accounts that complement our businesses, particularly in light of the financial distress currently being encountered by many telecommunications firms. These conditions have resulted in the availability for sale of numerous strategic assets and businesses. We will also consider making appropriate acquisitions that would complement our Media segment’s portfolio of businesses. Consequently, we used approximately $1.9 million of our cash during the three months ended October 31, 2002, to acquire various investments in other companies. We plan to continue to evaluate acquisition opportunities as they are made available to us. In considering acquisitions, we will search for opportunities to profitably grow our existing businesses, to add qualitatively to the range of businesses in the IDT portfolio, and to supplement our existing network expansion plans through the timely purchase from third parties of necessary equipment. At this time, we cannot guarantee that we will be presented with acquisition opportunities that meet our return on investment (ROI) criteria, or that our efforts to acquire such companies that meet our criteria will be successful.

We believe that, based upon our present business plan, and due to the large balance of cash, cash equivalents and marketable securities we held as of October 31, 2002, our existing cash resources will be sufficient to meet our currently anticipated working capital and capital expenditure requirements and to fund any potential operating cash flow deficits within any of our divisions for at least the next twelve months. If our growth exceeds current expectations or if we acquire the business or assets of another company, we might need to raise additional capital from equity or debt sources. There can be no assurance that we will be able to raise such capital on favorable terms or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our anticipated expansion, which could have a material adverse effect on our business, financial condition and/or results of operations.

The following tables quantify our future contractual obligations and other commercial commitments, which consist primarily of capital and operating lease obligations as of October 31, 2002 (in millions):

Contractual Obligations
Payments Due by Period

	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Capital lease obligations	$75.6	$29.6	$35.0	$11.0	—
Operating leases	443.3	78.8	107.0	87.6	169.9

Total contractual cash obligations	$518.9	$108.4	$142.0	$98.6	$169.9

Other Commercial Commitments
Payments Due by Period

	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Standby letters of credit	$32.1	$21.0	$8.1	$1.5	$1.5
Guarantees	3.1	—	—	—	3.1

Total commercial commitments	$35.2	$21.0	$8.1	$1.5	$4.6

Foreign Currency Risk

Revenues from our international operations accounted for 16.5% of our consolidated revenues for the three months ended October 31, 2002. A significant portion of these revenues are in denominations other than the U.S. Dollar. Any foreign currency exchange risk that we are subject to is mitigated by our ability to offset the majority of these non dollar-denominated revenues with operating expenses that are paid in the same currencies. As such, the net amount of our exposure to foreign currency exchange rate changes is not material.

Recently Issued Accounting Standards

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). SFAS 146 replaces EITF 94-3. The Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material impact on our consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risks.

The Securities and Exchange Commission’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in commodity prices. We are exposed to changes in interest rates primarily from our investments in cash equivalents and marketable securities. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. We do not consider our market risk exposure relating to foreign currency exchange to be material, as we generally have sufficient cash outflows based in these currencies to largely offset the cash inflows based in these currencies, thereby creating a natural hedge. In order to mitigate the risk associated with the small amounts of remaining net foreign exchange exposure, which we experience from time to time, we have, on occasion, entered into foreign exchange hedges. In addition to but separate from our primary business, at times we hold a small portion of our total asset portfolio in hedge funds for speculative and strategic purposes. As of October 31, 2002 our investments in such hedge funds was approximately $29.2 million. Investments in hedge funds carry a significant degree of risk, which will depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that hedge fund money managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our interests in these funds may go down as well as up and we may not receive, upon redemption, the amounts originally invested.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that the Company (including its consolidated subsidiaries) is required to include in the Company’s reports filed or submitted under the Exchange Act.

Changes in Internal Controls.    Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

Incorporated by reference from Part I, Item I, Financial Statements (Unaudited), Note 9, captioned “Legal Proceedings and Contingencies.”

Item 2.    Changes in Securities and Use of Proceeds

Pursuant to an Agreement and Plan of Merger dated March 4, 2002 among IDT Corporation, IDT Beltway Acquisition Corp., Beltway Communications Corp. and the sole stockholder of Beltway Communications Corp., the Company issued 261,356 shares of its Class B common stock, par value $.01 per share, in July 2002 and an additional 1,636 shares of its Class B common stock, par value $.01 per share, in October 2002 to Sondra Linden in exchange for 100% of the equity interests in Beltway Communications Corp.

This issuance was made under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, being a transaction not involving any public offering. No underwriters were involved in the issuance of the above-described securities.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit Number	Description

99.1(a)	Certification of Chief Executive Officer

99.1(b)	Certification of Chief Financial Officer

(b)	Reports on Form 8-K.

1.    On August 28, 2002, the Company filed Amendment No.1 to its Current Report on Form 8-K originally filed on January 3, 2002.

2.    On October 29, 2002, the Company filed a report on Form 8-K related to Commission Order No. 4-460 (June 27, 2002), and the published statement of the Commission Staff (July 29, 2002), attaching copies of the sworn statements of James A. Courter, Chief Executive Officer, and Stephen R. Brown, Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT CORPORATION

December 16, 2002	By:	/s/ James A. Courter
James A. Courter Chief Executive Officer and Vice-Chairman (Principal Executive Officer)

December 16, 2002	By:	/s/ Stephen R. Brown
Stephen R. Brown Chief Financial Officer (Principal Financial Officer)

CERTIFICATION
of the Chief Executive Officer

I, James A. Courter, Chief Executive Officer of IDT Corporation (the “Company”), hereby certify that:

(1)	I have reviewed the report of the Company on Form 10-Q for the quarterly period ended October 31, 2002, as filed with the Securities and Exchange Commission (the “Report”);

(2)
Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

(3)
Based on my knowledge, the financial statements and other financial information included in the Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in the Report;

(4)	I, together with the other certifying officers, am responsible for establishing and maintaining disclosure controls and procedures for the Company and have:

(i)
Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which the Report was being prepared;

(ii)	Evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the “Evaluation Date”); and

(iii)	Presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	I, together with the other certifying officers, have disclosed, based on our most recent evaluation, to the Company’s auditors and audit committee of the board of directors:

(i)
All significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(ii)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

(6)
I, together with the other certifying officers, have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 16, 2002

/s/ James A. Courter
James A. Courter Chief Executive Officer

CERTIFICATION
of the Chief Financial Officer

I,	Stephen R. Brown, Chief Financial Officer of IDT Corporation (the “Company”), hereby certify that:

(1)	I have reviewed the report of the Company on Form 10-Q for the quarterly period ended October 31, 2002, as filed with the Securities and Exchange Commission (the “Report”);

(2)
Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

(3)
Based on my knowledge, the financial statements and other financial information included in the Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in the Report;

(4)	I, together with the other certifying officers, am responsible for establishing and maintaining disclosure controls and procedures for the Company and have:

(i)
Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which the Report was being prepared;

(ii)	Evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the “Evaluation Date”); and

(iii)	Presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	I, together with the other certifying officers, have disclosed, based on our most recent evaluation, to the Company’s auditors and audit committee of the board of directors:

(i)
All significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(ii)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

(6)
I, together with the other certifying officers, have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 16, 2002

/s/ Stephen R. Brown
Stephen R. Brown Chief Financial Officer