Form 10-Q
period 2003-01-31
IDT CORP
filed 2003-03-14
CIK 1005731

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended January 31, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-27898

IDT CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware		22-3415036
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

520 Broad Street, Newark, New Jersey		07102
(Address of principal executive offices)		(Zip Code)
(973) 438-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Common Stock, $.01 par value – 25,138,110 shares outstanding as of March 13, 2003

Class A common stock, $.01 par value – 9,816,988 shares outstanding as of March 13, 2003

Class B common stock, $.01 par value – 54,445,566 shares outstanding as of March 13, 2003

As of March 13, 2003, 5,419,963 shares of common stock

and 4,019,163 shares of Class B common stock were held by IDT Corporation

(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

IDT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	January 31, 2003	July 31, 2002
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$162,010	$351,248
Marketable securities	916,465	658,731
Trade accounts receivable, net	123,393	126,153
Other current assets	85,302	65,291

Total current assets	1,287,170	1,201,423
Property, plant and equipment, net	281,974	250,631
Goodwill	34,302	32,702
Licenses and other intangibles, net	25,974	25,503
Investments	39,194	58,903
Other assets	47,771	38,758

Total assets	$1,716,385	$1,607,920

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$122,335	$121,529
Accrued expenses	142,599	132,892
Deferred revenue	122,073	112,183
Capital lease obligations—current portion	26,324	22,960
Other current liabilities	34,122	11,866

Total current liabilities	447,453	401,430
Deferred tax liabilities, net	205,420	233,518
Capital lease obligations—long-term portion	41,540	45,398
Other liabilities	6,565	3,088

Total liabilities	700,978	683,434
Minority interests	162,585	54,956
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000,000; no shares issued	—	—
Common stock, $.01 par value; authorized shares—100,000,000; 25,135,110 and 24,988,597 shares issued at January 31, 2003 and July 31, 2002, respectively	197	196
Class A common stock, $.01 par value; authorized shares—35,000,000; 9,816,988 shares issued and outstanding at January 31, 2003 and July 31, 2002	98	98
Class B common stock, $.01 par value; authorized shares—100,000,000; 54,441,283 and 54,009,844 shares issued at January 31, 2003 and July 31, 2002, respectively	504	500
Additional paid-in capital	615,250	606,387
Deferred compensation	(9,304)	—
Treasury stock, at cost, consisting of 5,419,963 shares of common stock and 4,019,163 shares of Class B common stock	(153,713)	(153,713)
Accumulated other comprehensive loss	(2,397)	(2,675)
Retained earnings	402,187	418,737

Total stockholders’ equity	852,822	869,530

Total liabilities and stockholders’ equity	$1,716,385	$1,607,920

See notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2003	2002	2003	2002
Revenues	$450,767	$374,025	$893,938	$713,234
Costs and expenses:
Direct cost of revenues (exclusive of items shown below)	348,988	293,998	689,055	560,605
Selling, general and administrative	109,791	92,951	219,029	160,092
Depreciation and amortization	21,644	14,850	42,930	30,095
Settlement by Net2Phone of litigation	395	—	(58,034)	—
Restructuring, severance and impairment charges	653	—	7,326	2,781

Total costs and expenses	481,471	401,799	900,306	753,573

Loss from operations	(30,704)	(27,774)	(6,368)	(40,339)
Interest income, net	6,865	2,736	14,624	11,549
Other income (expense):
Equity in loss of affiliates	(1,615)	(11,419)	(3,811)	(16,669)
Investment and other income (expense), net	(3,834)	8,688	(5,003)	(5,812)

Loss before minority interests, income taxes and cumulative effect of accounting change	(29,288)	(27,769)	(558)	(51,271)
Minority interests	(517)	5,161	45,950	11,213
Benefit from income taxes	(16,312)	(15,718)	(29,958)	(33,940)

Loss before cumulative effect of accounting change	(12,459)	(17,212)	(16,550)	(28,544)
Cumulative effect of accounting change, net of income taxes of $3,525	—	—	—	(146,983)

Net loss	$(12,459)	$(17,212)	$(16,550)	$(175,527)

Earnings per share:
Loss before cumulative effect of accounting change:
Basic	$(0.16)	$(0.23)	$(0.21)	$(0.39)
Diluted	$(0.16)	$(0.23)	$(0.21)	$(0.39)
Cumulative effect of accounting change, net of income taxes:
Basic	$—	$—	$—	$(2.03)
Diluted	$—	$—	$—	$(2.03)
Net loss:
Basic	$(0.16)	$(0.23)	$(0.21)	$(2.42)
Diluted	$(0.16)	$(0.23)	$(0.21)	$(2.42)
Weighted-average number of shares used in calculation of earnings per share:
Basic	79,725	73,382	79,581	72,396

Diluted	79,725	73,382	79,581	72,396

See notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended January 31,
	2003	2002
Net cash provided by operating activities	$10,176	$19,123

Investing activities
Purchases of property, plant and equipment	(26,890)	(16,118)
Issuance of notes receivable	(3,543)	(1,877)
Purchases of investments	(2,015)	(31,837)
Acquisitions	—	(32,698)
Increase in cash from consolidation of Net2Phone	64,216	—
Net purchases and maturities of marketable securities	(211,529)	(89,211)

Net cash used in investing activities	(179,761)	(171,741)

Financing activities
Proceeds from exercise of stock options	4,799	31,318
Repayments of capital lease obligations	(13,408)	(8,884)
Repurchases of common stock and Class B common stock	—	(15,639)
Proceeds from sale of subsidiary stock	—	30,000
Distributions to minority shareholder of a subsidiary	(11,044)	(10,298)

Net cash (used in) provided by financing activities	(19,653)	26,497

Net decrease in cash and cash equivalents	(189,238)	(126,121)
Cash and cash equivalents, beginning of period	351,248	1,091,071

Cash and cash equivalents, end of period	$162,010	$964,950

Supplemental schedule of non-cash investing activities
Purchases of property, plant and equipment through capital lease obligations	$6,990	$16,541

See notes to condensed consolidated financial statements.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation. Operating results for the three-month and six-month periods ended January 31, 2003 are not necessarily indicative of the results that may be expected for the year ending July 31, 2003. The balance sheet at July 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2002, as filed with the United States Securities and Exchange Commission.

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a Fiscal Year refers to the Fiscal Year ending in the calendar year indicated (e.g., Fiscal 2002 refers to the Fiscal Year ended July 31, 2002).

Note 2—Consolidation of Net2Phone

Until August 2000, the Company provided Internet telephony services through its majority owned subsidiary Net2Phone, Inc. (“Net2Phone”). On August 11, 2000, the Company completed the sale of 14.9 million shares of Net2Phone’s Class A common stock held by it, at a price of $75 per share, to AT&T Corporation (“AT&T”). In addition, AT&T purchased four million newly-issued shares of Class A common stock from Net2Phone at a price of $75 per share. These transactions reduced the voting stake of IDT in Net2Phone from approximately 56% to 21% and its economic stake in Net2Phone from approximately 45% to 16%. In recognition of these transactions, the Company recorded a gain on sales of subsidiary stock of $1.038 billion during Fiscal 2001, and deconsolidated Net2Phone effective August 11, 2000. Accordingly, the Company accounted for its investment in Net2Phone subsequent to the deconsolidation using the equity method of accounting.

On October 23, 2001, IDT, Liberty Media Corporation (“Liberty Media”) and AT&T formed a limited liability company (“LLC”), which through a series of transactions among IDT, Liberty Media and AT&T held an aggregate of 28.9 million shares of Net2Phone’s Class A common stock, representing approximately 48% of Net2Phone’s outstanding capital stock. Because the LLC holds Class A common stock with two votes per share, the LLC has approximately 65% of the shareholder voting power in Net2Phone. IDT holds the controlling membership interest in the LLC and is the managing member of the LLC. Through July 31, 2002, the Company accounted for its investment in the LLC using the equity method because its control of the LLC was deemed to be temporary due to unilateral liquidation rights held by each of the LLC members.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. SFAS No. 144 also amends Accounting Research Bulletins (“ARB”) No. 51, Consolidated Financial Statements, as amended by SFAS No. 94,

Consolidation of All Majority-Owned Subsidiaries, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. IDT adopted SFAS No. 144 as of August 1, 2002, and thus no longer accounts for its investment in Net2Phone under the equity method of accounting. Therefore, effective August 1, 2002, IDT reconsolidated its investment in Net2Phone. The consolidation resulted in the inclusion by IDT of Net2Phone’s results of operations, financial position and cash flows beginning August 1, 2002. This change in accounting does not change the net income or loss that would have been reported had the Company continued to account for its investment in Net2Phone under the equity method of accounting. On a pro forma basis, the combined revenues of IDT and Net2Phone, as if the consolidation had occurred as of August 1, 2001, after giving effect to the elimination of intercompany transactions, would have been $391.9 million and $755.2 million, for the three and six months ended January 31, 2002, respectively.

Pursuant to the operating agreement of the LLC, AT&T received 29 Class A units of the LLC, and had the right to put 6 of these units to IDT and 23 of these units to Liberty Media after one year. On October 29, 2002, AT&T exercised its put rights and sold all of its Class A units to IDT and Liberty Media for a nominal amount. As a result of this transaction, AT&T is no longer a member of the LLC. IDT continues to hold the controlling membership interest in the LLC and is the managing member of the LLC. As of January 31, 2003, IDT’s effective equity investment in Net2Phone (through the LLC) was 18.8%. Accordingly, the Company recorded in minority interests the 81.2% of Net2Phone’s results attributable to the remaining shareholders of Net2Phone.

Note 3—Business Segment Information

The Company has five reportable business segments: Wholesale Telecommunications Services, Retail Telecommunications Services, IDT Solutions, Internet Telephony, and Media. The operating results of these business segments are distinguishable and are regularly reviewed by the chief operating decision maker.

The Wholesale Telecommunications Services business segment consists of wholesale carrier services provided to other long distance carriers. The Retail Telecommunications Services business segment includes domestic and international prepaid and rechargeable calling cards and consumer long distance services to individuals and businesses. The IDT Solutions business segment, which commenced operations in December 2001 upon the acquisition of assets from Winstar Communications, Inc. and certain of its subsidiaries (“Old Winstar”), operates through Winstar Holdings, LLC (“Winstar”) as a competitive local exchange carrier (“CLEC”) using fixed wireless technology to provide local and long distance phone services, and high speed Internet and data communications solutions. The Internet Telephony business segment reflects the results of the Company’s reconsolidated subsidiary, Net2Phone, effective August 1, 2002, which is a provider of voice over Internet Protocol, or VoIP, telephony products and services. The Media business segment operates several media and entertainment-related businesses, most of which are currently in the early stages of development.

The Company evaluates the performance of its business segments based primarily on operating income (loss). All corporate overhead is allocated to the business segments based on time and usage studies, except for certain specific corporate costs, such as corporate management compensation, treasury management and public relations, and corporate legal, insurance and governance costs, which are not allocated to the business segments. Operating results presented for the principal business segments of the Company are as follows (in thousands):

	Wholesale Telecommunications Services	Retail Telecommunications Services	IDT Solutions (1)	Internet Telephony	Media	Corporate	Total
Three Months Ended January 31, 2003
Revenues	$95,571	$308,211	$20,661	$21,143	$5,181	$—	$450,767
Segment operating income (loss)	(6,699)	20,950	(23,181)	(9,964)	(2,788)	(9,022)	(30,704)

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended January 31, 2002
Revenues	74,388	274,730	19,175	—	5,732	—	374,025
Segment operating income (loss)	(8,019)	12,014	(19,133)	—	(5,747)	(6,889)	(27,774)

	Wholesale Telecommunications Services	Retail Telecommunications Services	IDT Solutions (1)	Internet Telephony	Media	Corporate	Total
Six Months Ended January 31, 2003
Revenues	$179,021	$615,005	$45,167	$43,772	$10,973	$—	$893,938
Segment operating income (loss)	(16,627)	44,299	(47,868)	35,502	(4,128)	(17,546)	(6,368)

Six Months Ended January 31, 2002
Revenues	142,546	540,067	19,175	—	11,446	—	713,234
Segment operating income (loss)	(18,809)	22,922	(19,133)	—	(12,231)	(13,088)	(40,339)

(1)	IDT acquired the assets currently held by Winstar (through which the IDT Solutions segment operates) in December 2001. Accordingly, results of operations for the three and six months ended January 31, 2002 for the IDT Solutions segment reflect only the period that the Company owned and operated the Winstar assets.

Note 4—Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common share and common share equivalents that are potentially dilutive. Options and contingently issuable shares to purchase 7.2 million shares and 6.8 million shares of common stock were excluded from the calculation of net loss per share for the three and six months ended January 31, 2003, respectively, as their effect would have been anti-dilutive.

Note 5—Comprehensive Loss

The Company’s comprehensive loss consists of the following (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2003	2002	2003	2002
Net loss	$(12,459)	$(17,212)	$(16,550)	$(175,527)
Foreign currency translation adjustments	654	(3,995)	(248)	(5,447)
Unrealized gains (losses) in available-for-sale securities	(1,214)	(384)	526	(434)

Comprehensive loss	$(13,019)	$(21,591)	$(16,272)	$(181,408)

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Winstar Acquisition

On December 19, 2001, the Company, through a subsidiary, acquired the core domestic telecommunications assets of Old Winstar in connection with Old Winstar’s bankruptcy proceedings pending before the United States Bankruptcy Court for the District of Delaware. The acquiring subsidiary was subsequently renamed Winstar Holdings, LLC. Winstar operates as a CLEC using fixed wireless technology to provide local and long distance phone services, and high speed Internet and data communications solutions. In December 2002, the Company announced that the Winstar services would begin to be offered under the name IDT Solutions.

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

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following pro forma financial information presents the combined results of operations of IDT and Winstar, as if the Old Winstar asset acquisition had occurred as of August 1, 2001, after giving effect to certain adjustments, including depreciation expense, income taxes and the issuance of IDT Class B common stock as part of the purchase price. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had IDT and Winstar been a single entity during such periods.

	Three Months Ended January 31, 2002	Six Months Ended January 31, 2002
	(in thousands, except per share data)
Revenues	$396,787	$797,371
Loss before cumulative effect of accounting change	$(31,595)	$(69,661)
Net loss	$(31,595)	$(216,645)
Earnings per share:
Loss before cumulative effect of accounting change
Basic	$(0.43)	$(0.95)
Diluted	$(0.43)	$(0.95)
Net loss
Basic	$(0.43)	$(2.96)
Diluted	$(0.43)	$(2.96)
Weighted-average number of shares used in calculation of earnings per share:
Basic	73,877	73,139

Diluted	73,877	73,139

Note 7—Price Guarantee of Class B Common Stock

In March 2001, the Company exercised an option to sell to AT&T approximately 2.0 million shares of its Class B common stock for approximately $74.8 million. In conjunction with the formation of the LLC referred to in Note 2 above, IDT guaranteed to AT&T the value of approximately 1.4 million shares of the IDT Class B common stock that was still being retained by AT&T. The guaranty provided that if the value of IDT Class B common stock was less than $27.5 million on October 19, 2002, and AT&T or an affiliate retained all the shares through such date, then IDT would be obligated to pay AT&T the difference between $27.5 million and the then-current market price with cash, additional shares of IDT Class B common stock, or a combination of both, at the option of IDT. In December 2002, the Company and AT&T amended the guarantee to provide that if the value of IDT Class B common stock retained by AT&T and/or certain of its affiliates is less than $29.4 million on December 31, 2003, IDT would be obligated to pay to AT&T (in cash, additional shares of Class B common stock, or a combination of both, at the option of IDT) the difference between $29.4 million and the then-current market price of such retained shares. As a result of this amendment, IDT was not required to make any payments in respect of the price guarantee to AT&T during 2002. In connection with this obligation, the Company recorded in “investment and other income (expense)” charges of $2.1 million and $3.1 million during the three and six months ended January 31, 2003, respectively. During the three and six months ended January 31, 2002, the Company recorded an $8.0 million reversal of a previously recorded charge and a $5.9 million charge, respectively. These charges and reversals were based on changes in the market value of IDT Class B common stock through January 31, 2003 and January 31, 2002, respectively. Based on the closing price of IDT Class B common stock on January 31, 2003, the Company’s total liability to AT&T for the guarantee was $8.4 million and based on the closing price of IDT Class B common stock on July 31, 2002, the Company’s total liability to AT&T for the guarantee was $5.3 million.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Recently Issued Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, An Amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, and the interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company will adopt the disclosure provisions of SFAS No. 148 beginning with the three and nine months ending April 30, 2003. The adoption of SFAS No. 148 will not have an impact on the Company’s results of operations or financial position, as the Company currently does not plan to change its method of accounting for stock-based compensation.

Note 9—Legal Proceedings

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

Four substantially similar class-action lawsuits were filed in the U.S. District Court for the Southern District of New York on behalf of all persons who acquired Net2Phone stock between July 29, 1999 and December 6, 2000. Net2Phone, certain of Net2Phone’s executive officers, directors and underwriters involved in Net2Phone’s initial public offering are named as defendants in these complaints. The complaints allege, in part, that certain underwriters of Net2Phone’s initial public offering violated federal securities laws by failing to disclose that they had solicited and received undisclosed commissions and allocated shares in Net2Phone’s public offering to those investors in exchange for their agreement to purchase Net2Phone shares in the after-market at pre-determined prices. The complaints also allege that, whether or not Net2Phone and the named executives were aware of the underwriters’ arrangements, Net2Phone and the named executives have statutory liability under the federal securities laws for issuing a registration statement in connection with Net2Phone’s initial public offering that failed to disclose that these allegedly undisclosed arrangements existed. The allegations in the suits against Net2Phone are substantially the same as those in suits that have been filed against more than 100 other companies that conducted their initial public offerings at or about the same time. The deadline for all defendants to respond to the complaints has been extended by the court to which the various cases have been assigned. Net2Phone recently has been able to secure the voluntary dismissal from the lawsuits of those executive officers and directors named in the lawsuits. In addition, Net2Phone’s underwriting agreement with Net2Phone’s underwriters provides for indemnification of Net2Phone and its executives and directors for liabilities arising out of misstatements in Net2Phone’s registration statement attributable to material non-disclosures by the underwriters. Net2Phone intends to pursue the indemnification claims against the underwriters. In addition, Net2Phone maintains directors and officers liability insurance coverage, which is expected to substantially cover the costs of defending the various suits. However, an unfavorable decision in these areas could have a material adverse effect on Net2Phone’s business operations, financial condition, results of operations and cash flows.

On January 29, 2001, the Company filed a complaint with the U.S District Court for the District of New Jersey against Telefonica S.A., Terra Networks, S.A., Terra Networks, U.S.A., Inc. and Lycos, Inc. The complaint asserts claims against the defendants for, among other things, breaches of various contracts, breach of

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fiduciary duty, securities violations, fraudulent misrepresentation, negligent misrepresentation, fraudulent concealment and tortious interference with prospective economic advantage. The Company subsequently filed an amended complaint. The defendants filed an answer to the amended complaint, and Terra Networks, S.A. filed a counterclaim for breach of contract alleging that the Company was required to pay to Terra Networks, S.A. $3.0 million, and failed to do so. In September 2002, the Company filed a Motion for Leave to File a Third Amended Complaint to include allegations of a Section 20(a) violation, which is a securities fraud claim against the defendants. The Federal Magistrate granted that application. The defendants filed objections with the District Court Judge and the Company filed opposition. The Company is awaiting the decision of the District Court Judge. Discovery is proceeding and depositions of the parties have been scheduled for March and April 2003.

On May 25, 2001, the Company filed a statement of claim with the American Arbitration Association naming Telefonica Internacional, S.A. (“Telefonica”) as the Respondent. The statement of claim asserts that the Company and Telefonica entered into a Memorandum of Understanding (“MOU”) that involved, among other things, the construction and operation of a submarine cable network around South America (“SAm-I”). The Company is claiming, among other things, that Telefonica breached the MOU by: (1) failing to negotiate SAm-I agreements; (2) refusing to comply with the equity provisions of the MOU; (3) refusing to sell capacity and backhaul capacity pursuant to the MOU; and (4) failing to follow through on a joint venture with IDT whose goal was the marketing of products in the United States and Latin America. Telefonica has responded to IDT’s statement of claim and has filed a statement of counterclaim which alleges, among other things: (1) fraud in the inducement; (2) tortious interference with prospective business relations; and (3) breach of the obligations of good faith and fair dealing and seeks declaratory and injunctive relief. The arbitration is ongoing, but testimony has concluded. The parties are preparing post-hearing briefs, which are due in April 2003.

In September 2001, Alfred West filed a complaint against the Company, in the U.S. District Court for the District of New Jersey seeking monetary damages of $25 million for alleged breach of his employment contract and wrongful termination. The Company filed counterclaims for fraud, negligent misrepresentation, breach of fiduciary duty, tortious interference and breach of contract. The parties have completed fact discovery. Expert reports have been exchanged and motions for summary judgment have been filed.

The acquisition of the core domestic telecommunications assets formerly owned by Old Winstar was approved by the U.S. Bankruptcy Court for the District of Delaware on December 19, 2001 (the “Sale Order”). Although many of the purchased assets were transferred to Winstar on the date of the Sale Order, the transfer of certain of Old Winstar’s regulated telecommunications assets, including its customer base, was subject to a number of federal and state regulatory approvals and to Winstar’s obtaining the necessary telecommunications facilities and services necessary to serve the customers it agreed to purchase from Old Winstar. Subsequently, Winstar entered into interconnection agreements with certain regional bell operating companies (“RBOCs”) and has sought to use services and facilities obtained pursuant to those agreements and pursuant to the RBOCs’ tariffs to complete its network and therefore to be able to transition the customers from service by Old Winstar to Winstar.

Although all of the regulatory approvals necessary for this transition have now been issued, the RBOCs have asserted that Winstar is nevertheless not entitled to obtain uninterrupted services under their interconnection agreements and tariffs unless the RBOCs receive payment of approximately $40 million, in the aggregate, allegedly owed by Old Winstar for access to RBOCs’ facilities and circuits. Based on the claim that Winstar must pay this “cure” amount as a condition of receiving uninterrupted service, the RBOCs have refused in certain instances to provide facilities and services to Winstar that it needs in order to serve its customers directly. As a result, Winstar is operating the business of Old Winstar pursuant to a management agreement approved by the Bankruptcy Court, and is providing services to the customers on behalf of Old Winstar.

Winstar contends that, even were it to assume the Old Winstar contracts with the RBOCs, the amounts set forth in the RBOCs’ proofs of claim greatly exceed any reasonable “cure” for facilities and services that Winstar

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

seeks to obtain from the RBOCs, since the claims include significant amounts that Old Winstar owed for services and facilities that Winstar has not requested, and does not need to be able to provide services to the customers following the transition. Winstar also disputes the RBOCs’ claims that they are not obligated to provide services and facilities to Winstar without an assumption or assignment of the Old Winstar contracts and a payment of “cure” amounts. In response to the RBOCs’ refusal to provide service, on April 17, 2002, Winstar filed an Emergency Petition for a Declaratory Ruling with the Federal Communications Commission (“FCC”) (Inc. Docket No. 02-80) asking that the FCC declare that the refusal of the RBOCs to provide the requested services and facilities pursuant to their interconnection agreements and tariffs, and their refusal to transition such services in a manner that does not interrupt services to the customers, is unreasonable and therefore unlawful under federal law. In response, one RBOC (Verizon Communications Inc. (“Verizon”)) filed a counter-petition asking that the FCC declare that the federal telecommunications laws do not require it to provide facilities and services to Winstar without “cure” of Old Winstar’s debts. A number of parties filed comments in the FCC proceeding on both sides of the issue and the proceeding is still pending at the FCC.

In addition, faced with likely termination of service by certain RBOCs to Old Winstar customers in violation of the Telecommunications Act of 1996 and a number of FCC regulations, Winstar sought injunctive relief (in addition to other remedies) in the U.S. District Court for the District of New Jersey against Verizon, Qwest Communications International Inc. (“Qwest”) and Qwest Communications Corp. (“QCC”) to prevent them from discontinuing underlying services which would prevent Winstar from providing service to its customers. Certain interim relief was secured, and Verizon, Qwest and QCC subsequently agreed not to terminate service without appropriate notice to Winstar. This action is ongoing.

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

During preliminary status hearings before the District Court on May 24 and June 4, 2002, the RBOCs and Winstar advised the Court of their willingness to enter into settlement discussions and/or non-binding mediation in an attempt to resolve their disputes. Settlement has been reached with Verizon, and settlement discussions are still ongoing with the other RBOCs. It is too soon to predict whether settlements will be reached with the other RBOCs or, if so, to quantify the monetary effect of such settlements, if any, on Winstar. To the extent that a settlement agreement is not reached with the other RBOCs, the Company expects that the appellate proceedings will resume. One possible outcome of an adverse ruling by the District Court on either the interim relief requested by Winstar or on the merits of the case could be to permit the other RBOCs to terminate services that are being provided to IDT Solution’s customers and therefore to prevent the uninterrupted transition of those customers to Winstar service. A status conference was held on November 8, 2002. Winstar is close to reaching a resolution with Qwest and BellSouth Corp. Formal mediation sessions with SBC Communications Inc. have taken place and that mediation remains ongoing.

Winstar believes that the RBOCs have acted unreasonably and unlawfully in denying its request for services and facilities and will continue, absent a settlement, to advocate its positions vigorously. However, adverse results in one or more of the above-described RBOCs litigations could have a material adverse effect on Winstar, including payment of the “cure” amount described above, or the inability of Winstar to access the RBOCs services and facilities, in which its business is substantially dependent.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On or about July 25, 2002, PT-1 Communications, Inc. (“PT-1”) filed a summons and complaint against the Company in the U.S. Bankruptcy Court for the Eastern District of New York. PT-1 seeks (a) to recover damages for certain fraudulent transfers of property of PT-1’s bankruptcy estate, (b) to recover damages for unjust enrichment, and (c) to recover damages from breaches under the agreement between the parties for the sale of PT-1’s debit card business to the Company, including the Company’s alleged failure to remit payment for use of certain telecommunication and platform services on or through PT-1’s switches. The Company served its answer and counterclaim on September 18, 2002. The parties exchanged initial discovery. Although the litigation is in the early stages, the Company believes it has valid defenses to PT-1’s claims and will vigorously defend this action.

On or about September 16, 2002, a complaint was filed by Mark B. Aronson in the Court of Common Pleas of Allegheny County, Pennsylvania seeking certification of a class consisting of consumers who were charged a fee when the Company switched underlying carriers from Global Crossing Ltd. to AT&T. The Company removed this case to Federal District Court in the Western District of Pennsylvania. At this point no specific damages are sought in the complaint and the Company cannot yet quantify its exposure. The Court is currently contemplating a motion to remand the case to the State Court and/or to transfer the case to the FCC.

On or about September 19, 2002, a complaint was filed by Ramon Ruiz against the Company in the Supreme Court of the State of New York seeking certification of a class consisting of New York residents who allegedly purchased and used the Company’s prepaid calling cards from July 31, 2001 to the present and were charged any fee that was not specifically disclosed on the card packaging prior to purchase. The complaint seeks damages in excess of $100 million. The Company filed its answer on November 19, 2002. The plaintiff filed a motion for a preliminary injunction. The Company is in the process of providing initial responses to discovery requests.

On or about October 11, 2002, a complaint was filed by Paul Zedeck against the Company in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, seeking certification of a class consisting of Florida residents who allegedly purchased and used the Company’s prepaid calling cards from July 31, 2001 to the present and were charged any fee that was not specifically disclosed on the card packaging prior to purchase. The damages sought have not yet been quantified. The Company filed an answer on December 6, 2002. The Company is evaluating the potential impact and its approach to contesting the claim or attempts to certify the class. The Company is in the process of providing initial responses to discovery requests.

On or about October 18, 2002, a complaint was filed by Morris Amsel against the Company in the Supreme Court of the State of New York seeking certification of a class consisting of consumers who allegedly purchased the Company’s calling cards. Plaintiff’s complaint relates to payphone charges and international rates. The complaint seeks damages of not less that $100 million. On or about November 21, 2002, the Company served an answer to the complaint. The Company also removed this case to the United States District Court for the Southern District of New York. The Company is evaluating the potential impact and its approach to contesting the claim or attempts to certify the class. The Company is also in the process of providing initial responses to discovery requests.

On or about October 24, 2002, Winstar filed suit against Superior Logistics Management Services, Inc. (“Superior”) in the U.S. District Court for the Eastern District of Virginia. The complaint alleges counts for breach of contract, conversion and detinue. Winstar is seeking approximately $50 million in damages, plus punitive damages, costs, and attorney’s fees. On or about November 15, 2002, Superior filed its answer with the Court. Discovery is ongoing, and will be completed around March 2003. A final pre-trial conference is set for March 20, 2003, at which time a trial date will be set.

On or about December 13, 2002, a complaint was filed by Ana Cardoso and Maria Calado against the Company in the Superior Court of the State of New Jersey, Union County, seeking certification of a nationwide class consisting of consumers throughout the United States who allegedly purchased the Company’s prepaid

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

calling cards and were charged any fee that was not specifically disclosed on the card packaging prior to purchase. The damages sought have not yet been quantified. The Company is evaluating the potential impact and its approach to contesting the claim or attempts to certify the class. On or about February 6, 2003, the Company served answers to the Complaint. IDT also removed this case to the Federal District Court for the District of New Jersey. The Company has served initial disclosures in this matter.

Univance Telecommunications, Inc. and Univance Marketing Group, Inc. (collectively “Debtors”), filed for Chapter 11 bankruptcy protection on January 23, 2003, in the United States Bankruptcy Court for the District of Colorado. On or about February 11, 2003, the Debtors filed a Notice of Motion for an Order under 11 USC § 365(a) authorizing rejection of the executory contract with Winstar Nunc Pro Tunc February 11, 2003. On or about March 3, 2003, Winstar filed an objection to the Debtors’ motion claiming, inter alia, (1) that the contract is not an executory contract, and thus, cannot be rejected; (2) that the IRU component of the contract is severable and is not executory; and (3) that rejection or termination of the contract should not be permitted until Winstar is able to secure approval for all remaining discontinuances and migration is complete for customers that Winstar opts to migrate. The discontinuance of Debtors service to Winstar will result in the loss of service to potentially one thousand end user customers serviced by Winstar. The parties are negotiating a potential resolution to this matter and discussions are ongoing.

Worldcom, Inc. and its U.S. affiliates (“Worldcom”) filed a petition for Chapter 11 bankruptcy on July 21, 2002. On January 17, 2003, Worldcom demanded that IDT pay Worldcom approximately $19.5 million, representing amounts Worldcom owed IDT and which IDT allegedly deducted by way of offset (pre- and post-petition) against amounts IDT owed to Worldcom. After some discussions between the parties, Worldcom has reduced its demand to approximately $6.0 million for amounts allegedly deducted post-petition by IDT, by way of offset, in connection with pre-petition obligations. Worldcom agreed to engage in a settlement conference with IDT in an effort to determine whether an agreement could be reached regarding IDT’s rights to offset mutual pre-petition obligations in the amount of $6.0 million and Worldcom is not demanding payment of this amount at this time.

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

Note 10—Settlement by Net2Phone of Litigation

On March 19, 2002, Net2Phone and its ADIR Technologies, Inc. (“ADIR”) subsidiary filed suit in the United States District Court for the District of New Jersey against Cisco Systems, Inc. (“Cisco”) and a Cisco executive who had been a member of ADIR’s board of directors. The suit arose out of the relationships that had been created in connection with Cisco’s and Net2Phone’s original investments in ADIR and out of ADIR’s subsequent purchase of NetSpeak, Inc. in August 2001. In July 2002, Net2Phone and ADIR agreed to settle the suit and all related claims against Cisco and the Cisco executive in exchange for: (i) the transfer, during the first quarter of fiscal 2003, to Net2Phone of Cisco’s and Softbank Asia Infrastructure Fund’s respective 11.5% and 7.0% interests in ADIR, and (ii) the payment by Cisco, during such quarter, of $19.5 million to Net2Phone and ADIR. As a result of this settlement, Net2Phone recognized for the quarter ended October 31, 2002, a gain of $58.4 million consisting of (i) a $38.9 million reduction in minority interests as a result of the transfer of the ADIR shares and (ii) the receipt of settlement proceeds of $19.5 million. During the second quarter 2003, Net2Phone approved and therefore recorded an additional $0.4 million in executive compensation directly related to the Cisco settlement.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Restructuring, Severance and Impairment Charges

The following table summarizes the charges included in restructuring, severance and impairment charges in the condensed consolidated statements of operations:

	Three months ended January 31,		Six months ended January 31,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
First quarter 2003 restructuring	$46	$—	$6,039	$—
Restructuring reserve adjustments		—	(2,158)	—
Separation agreements	658	—	1,995	—
Asset impairment	(51)	—	1,450	2,781

Total	$653	$—	$7,326	$2,781

First Quarter 2003 Restructuring

On October 24, 2002, Net2Phone announced that it was consolidating certain business operations. This consolidation reduced Net2Phone’s staff by approximately 20%, or about 55 employees. As a result of this restructuring, Net2Phone incurred a charge of $3.6 million related to employee termination costs, $0.9 million in exit costs related to the reduction of operations at various locations, and $1.5 million in impairment charges related to the write-off of various equipment and network build-outs. As of January 31, 2003, approximately $1.8 million of involuntary termination benefits have been paid and charged against the restructuring liability.

Restructuring Reserve Adjustments

During the three months ended April 30, 2002, Net2Phone recognized a charge of $4.7 million related to the elimination of specific connectivity and network related costs. As a result of successful settlement negotiations with vendors regarding cancellation charges, Net2Phone reversed during the six months ended January 31, 2003, $2.9 million of those previously recognized charges. During the six months ended January 31, 2003, Net2Phone also reversed approximately $0.5 million of previously recognized severance expense as a result of the subsequent retention of several individuals whose employment had been initially terminated. In addition, Net2Phone recognized approximately $1.2 million in additional costs associated with exiting certain businesses that were discontinued or sold in prior fiscal years.

Separation Agreements

As a result of separation agreements entered into in Fiscal 2002 with Net2Phone’s former Chief Executive and Chief Financial Officers, Net2Phone incurred charges of $0.7 million and $2.0 million during the three and six months ended January 31, 2003, respectively, and expects to incur future charges of approximately $1.8 million relating to these separation agreements.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the notes to the condensed consolidated financial statements, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. Such forward-looking statements include, among other things, our plans to implement our growth strategy, improve our financial performance, expand our infrastructure, develop new products and services, expand our sales force, expand our customer base and enter international markets, and the possible outcome of our litigation. Such forward-looking statements also include our expectations concerning factors affecting the markets for our products and services, such as changes in the U.S. and the international regulatory environment and the demand for long-distance telecommunications. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed in this report. In addition to the factors specifically noted in the forward-looking statements, other important factors that could result in those differences include: potential declines in prices for our products and services; our ability to maintain and grow our retail telecommunications services, particularly our prepaid calling card business; availability of termination capacity; financial stability of our customers; our ability to maintain carrier agreements with foreign carriers; effectiveness of our marketing and distribution efforts; increased competition, particularly from regional bell operating companies; our ability to manage our growth; competitiveness of our Winstar subsidiary; impact of government regulation; our ability to obtain telecommunications products or services required for our products and services; general economic conditions, particularly in the telecommunications markets; and the other factors set forth in our Annual Report on Form 10-K for Fiscal 2002. The forward-looking statements are made as of the date of this Report, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth herein and the other information set forth from time to time in our reports filed with the United States Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for Fiscal 2002.

Overview

General

IDT Corporation, through its IDT Telecom, Inc. (“IDT Telecom”) subsidiary, is a facilities-based, multinational carrier that provides telecommunications services and products to retail and wholesale customers worldwide, including prepaid debit and rechargeable calling cards, wholesale carrier services and consumer long distance services. Winstar Holdings, LLC (“Winstar”), a wholly owned subsidiary of IDT, is a broadband and telephony service provider to commercial and governmental customers. Through its fixed-wireless and fiber infrastructure, Winstar offers local and long distance phone services, and high-speed Internet and data communications solutions. In December 2002, we announced that the Winstar services would begin to be offered under the name IDT Solutions and, accordingly, this business segment is referred to in this report as our IDT Solutions segment. We also operate, through our IDT Media, Inc. (“IDT Media”) subsidiary, several media and entertainment-related businesses, most of which are currently in the early stages of development. Effective August 1, 2002, we reconsolidated our Net2Phone subsidiary, which is a provider of voice over Internet Protocol, or VoIP, telephony products and services.

IDT Telecom services consist of retail services, including prepaid and rechargeable calling cards and domestic long distance services (the “Retail Telecommunications Services” segment), as well as wholesale carrier services (the “Wholesale Telecommunications Services” segment). IDT Telecom delivers its telecommunications services over a high-quality switch network based in the U.S. and Europe and owned and leased capacity on undersea fiber-optic cables, which connect our U.S. facilities with our international facilities and with the facilities of our foreign partners in Europe, Latin America and Asia. We monitor our network 24 hours a day, seven days a week, through an automated network operations center. In addition, we obtain transmission capacity from other carriers. IDT Telecom delivers our telecommunications services over a network consisting of more than 190 switches in the United States, Europe and South America, including nine international “gateway” switches. IDT Telecom also owns and leases capacity on 14 undersea fiber-optic cables that connect its U.S. facilities with its international facilities and with third-party facilities in Europe, Latin America and Asia.

As of January 31, 2003, we provide consumer long distance services to approximately 600,000 individual and business customers in the United States. In addition, as of January 31, 2003, we had approximately 214 wholesale carrier customers (i.e., other telecommunications companies that purchase our telecommunications services to terminate their traffic) located in the United States and Europe.

IDT Media was organized in March 2002 in order to develop and manage a portfolio of already existing and newly targeted media-related businesses. IDT Media comprises five business lines: radio, 3-D animation, brochure distribution, video-to-desktop delivery, and call center services.

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

The worldwide telecommunications industry has been characterized in recent years by intense price competition, which has resulted in a significant decline in both our average per-minute price realizations and our average per-minute termination costs. The lower price environment has led some of our competitors to de-emphasize their retail services and/or wholesale carrier operations in order to focus on higher margin telecommunications businesses. In addition, many of our competitors in both of these market segments have ceased operations altogether. This has helped us gain some market share, particularly in the retail calling card business. However, in both the retail telecommunications services and wholesale carrier businesses, our remaining competitors, although fewer in number, have continued to aggressively price their services. This has led to continued erosion in pricing power, both in our retail and wholesale markets, and we have generally had to pass along our per-minute cost savings to our customers, in the form of lower prices. Therefore, although IDT Telecom’s minutes of use have been increasing strongly, IDT Telecom’s revenues have increased at a much slower rate. We expect to see some further price declines throughout the remainder of Fiscal 2003, as the markets in which we compete have generally remained competitive.

Since our acquisition of the Winstar assets in December 2001, the IDT Solutions segment has experienced working capital deficits. We have restructured Winstar’s operations by undertaking significant cost saving measures, including the downsizing of the Winstar network and a significant reduction in headcount, aimed at reducing the working capital deficit. However, at this time, we expect Winstar to continue to generate operating losses and to require funding for its capital expenditure needs for the foreseeable future. We expect Winstar to continue to reduce its operating losses throughout the remainder of Fiscal 2003, aided by a combination of increased revenues and improved cost controls.

We have also developed various new businesses within our Media segment. We anticipate that Media will continue to incur significant costs related to its existing and other new businesses. The timing and magnitude of further revenues and/or operating profits from these new businesses remains uncertain.

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

In order to enable a straightforward comparison between the three and six months of Fiscal Year 2003 and the three and six months of Fiscal Year 2002, and to provide a better understanding of IDT’s core operating results for the three and six months of Fiscal Year 2003, this Form 10-Q presents, as additional information, some financial figures excluding the IDT Solutions segment and Net2Phone. The Winstar assets, through which our IDT Solutions segment operates, were acquired during the second quarter of Fiscal Year 2002, and contributed to revenues for only part of that quarter, and Net2Phone was not consolidated during the first or second quarter of Fiscal Year 2002.

Three Months Ended January 31, 2003 Compared to Three Months Ended January 31, 2002

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, certain adjustments are properly not reflected in the operating business segments discussions, but are only reflected in our Consolidated discussion.

Consolidated

Revenues.    Our revenues increased 20.5%, from $374.0 million in the three months ended January 31, 2002 to $450.8 million in the three months ended January 31, 2003. The increase is due primarily to the significant growth in our telecommunications minutes of use, the acquisition of the Winstar assets and the reconsolidation of Net2Phone. Excluding revenues from our IDT Solutions segment, which was acquired in December 2001, and our Internet Telephony segment, consisting of Net2Phone, which was reconsolidated effective August 1, 2002, our revenues increased 15.2%, to $409.0 million in the three months ended January 31, 2003. The increase in our consolidated revenues (excluding IDT Solutions and Internet Telephony) is mainly attributable to a 15.7% increase in IDT Telecom’s revenues. The growth in IDT Telecom’s revenues primarily resulted from a 53.8% growth in minutes of use (excluding minutes related to our consumer long distance business) from 2.6 billion in the three months ended January 31, 2002 to 4.0 billion in the three months ended January 31, 2003.

Direct Cost of Revenues.    Direct cost of revenues increased by 18.7%, from $294.0 million in the three months ended January 31, 2002 to $349.0 million in the three months ended January 31, 2003. The increase in absolute dollar terms is due primarily to the growth in our telecommunications minutes of use, the acquisition of the Winstar assets and the reconsolidation of Net2Phone. Excluding direct cost of revenues from our IDT Solutions and Internet Telephony segments, direct cost of revenues increased 14.9% to $314.3 million in the three months ended January 31, 2003. As a percentage of total revenues, direct costs decreased from 78.6% in the three months ended January 31, 2002 to 77.4% in the three months ended January 31, 2003 (and decreased from 77.1% to 76.8% excluding our IDT Solutions and Internet Telephony segments). The decline in direct costs as a percentage of revenues is attributable to overall higher revenues due to a growth of minutes-of-use and because of continued operating efficiency gains and lower prices from suppliers, as measured on a per-minute basis, which outweighed the decline in average revenue-per-minute, as detailed below.

Selling, General and Administrative.    Selling, general and administrative expenses increased 18.1%, from $93.0 million in the three months ended January 31, 2002 to $109.8 million in the three months ended January 31, 2003. Excluding selling, general and administrative expenses from our IDT Solutions and Internet Telephony segments, selling, general and administrative expenses decreased 1.9% to $76.8 million in the three months ended January 31, 2003. As a percentage of total revenues, selling, general and administrative expenses decreased from 24.9% in the three months ended January 31, 2002 to 24.4% in the three months ended January 31, 2003 (and decreased from 21.2% to 18.8% excluding our IDT Solutions and Internet Telephony segments). Selling, general and administrative expense declined as a percentage of revenues, due primarily to the significant growth in our revenues for the three months ended January 31, 2003.

We anticipate that selling, general and administrative expenses will increase in dollar terms in the future, and will continue to be a significant percentage to total revenues, as we expand both IDT Telecom’s businesses and our Media businesses.

Depreciation and Amortization.    Depreciation and amortization expense increased 46.0%, from $14.8 million in the three months ended January 31, 2002 to $21.6 million in the three months ended January 31, 2003. Excluding depreciation and amortization expense from our IDT Solutions and Internet Telephony segments, depreciation and amortization expense increased 6.9%, to $15.5 million in the three months ended January 31, 2003 primarily as a result of our higher fixed asset base during the three months ended January 31, 2003, reflecting the expansion of our telecommunications network infrastructure and facilities. As a percentage of revenues, depreciation and amortization expense increased from 4.0% in the three months ended January 31, 2002 to 4.8% in the three months ended January 31, 2003 (and decreased from 4.1% to 3.8% excluding our IDT Solutions and Internet Telephony segments). Depreciation and amortization expense declined as a percentage of revenues (excluding IDT Solutions and Internet Telephony), due primarily to the significant growth in our revenues for the three months ended January 31, 2003. We anticipate that depreciation expense will continue to increase in absolute dollars, as we continue to add to our asset base, particularly in IDT Telecom’s businesses, as we implement our growth strategy.

Restructuring, Severance and Impairment Charges.    Restructuring, severance and impairment charges were $0.7 million in the three months ended January 31, 2003. Refer to the respective section of the Internet Telephony segment for a full discussion on restructuring, severance and impairment charges.

Income (Loss) from Operations.    Our loss from operations was $27.8 million in the three months ended January 31, 2002 compared to $30.7 million in the three months ended January 31, 2003. Excluding $33.2 million of loss from operations from our IDT Solutions and Internet Telephony segments, our loss from operations was $8.6 million for the three months ended January 31, 2002 compared to income from operations of $2.5 million in the three months ended January 31, 2003. The growth in our income from operations (excluding our IDT Solutions and Internet Telephony segments) was due primarily to IDT Telecom’s increased revenues and gross margins.

Interest.    Net interest income was $2.7 million in the three months ended January 31, 2002, compared to net interest income of $6.9 million in the three months ended January 31, 2003.

Other Income (Expense).    Other income (expense) amounted to an expense of $2.7 million in the three months ended January 31, 2002, compared to an expense of $5.4 million in the three months ended January 31, 2003. Included in other expense in the three months ended January 31, 2003 were losses of $1.6 million associated with recording our pro-rata share of an affiliate’s losses, through the equity method, a charge of $2.1 million related to an obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T, and net losses from other investments totaling $1.7 million.

Included in other expense in the three months ended January 31, 2002 were losses of $11.4 million associated with recording our pro-rata share of Net2Phone’s net losses through the equity method of accounting, an $8.0 million reversal of a previously recorded charge related to an obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T, and net income from other investments totaling $0.7 million.

Minority Interests.    Minority interests were $5.2 million of expense and $0.5 million of income for the three months ended January 31, 2002 and 2003, respectively. The $5.7 million increase in minority interest income was primarily attributable to the reconsolidation of Net2Phone, of which we own 18.8% as of January 31, 2003. Accordingly, we recorded in minority interests the 81.2% of Net2Phone’s results attributable to the remaining shareholders of Net2Phone.

Income Taxes.    We recorded an income tax benefit of $15.7 million in the three months ended January 31, 2002, compared to an income tax benefit of $16.3 million in the three months ended January 31, 2003.

Net Loss.    Our consolidated net loss was $17.2 million in the three months ended January 31, 2002 compared to consolidated net loss of $12.5 million in the three months ended January 31, 2003. The recording of a net loss in the three months ended January 31, 2003 and 2002, was a result of the combined factors for each of the segments discussed below, as well as those items detailed above.

IDT Telecom—Retail Telecommunications Services and Wholesale Telecommunications Services Segments

Revenues.    IDT Telecom’s revenues increased 15.7%, from $349.1 million in the three months ended January 31, 2002 to $403.8 million in the three months ended January 31, 2003.

IDT Telecom’s revenues increased primarily as a result of a 53.8% growth in minutes of use (excluding minutes related to our consumer long distance business) from 2.6 billion in the three months ended January 31, 2002 to 4.0 billion in the three months ended January 31, 2003. IDT Telecom increased its minutes of use in both its Retail Telecommunications Services and Wholesale Telecommunications Services segments, in both the U.S. and international operations. IDT Telecom’s minutes of use grew at a faster rate than did its revenues, reflecting a decline in its average revenue-per-minute, from $0.124 during the three months ended January 31, 2002 to $0.090 in the three months ended January 31, 2003. IDT Telecom’s decrease in its average revenue-per-minute is due to a number of factors, including (i) continued competition in both retail and wholesale markets, and (ii) introduction of new calling cards. During the second quarter of Fiscal 2003, approximately 20% of IDT Telecom’s revenues originated outside the United States signifying the growing international scope of our operations.

Revenues from IDT Telecom’s Retail Telecommunications Services segment increased 12.2%, from $274.7 million in the three months ended January 31, 2002 to $308.2 million in the three months ended January 31, 2003, as a result of increased sales of IDT-branded calling cards and higher consumer long distance revenues. As a percentage of IDT Telecom’s overall revenue, Retail Telecommunications Services’ revenues decreased from 78.7% in the three months ended January 31, 2002 to 76.3% in the three months ended January 31, 2003, as revenues from our Wholesale Telecommunications Services segment grew at a faster rate than did our retail businesses revenues. IDT Telecom’s calling card sales increased 8.4%, from $247.8 million in the three months ended January 31, 2002 to $268.6 million in the three months ended January 31, 2003. This increase was primarily generated by the introduction of several new calling cards. A new card is generally introduced with attractive low per-minute pricing, which is gradually increased as the card gains acceptance and builds market share. The increase in new card introductions was part of IDT’s plan to aggressively seek market share in both its traditional Northeast U.S. markets, as well as in several other key areas, such as California, Florida and Texas. In addition, the growth in our calling card revenues resulted from the expansion of our distribution network beyond our traditional Northeastern U.S. territory, as well as the continued strong growth of European operations, both in our U.K. market as well as in other markets such as Spain and the Netherlands. During Fiscal 2002, IDT Telecom launched calling card operations in Argentina. Although sales of calling cards in Latin America during the three months ended January 31, 2003 were not material, we expect sales in this region to grow at a faster rate than other regions. By the end of the second quarter of Fiscal 2003, nearly 10% of U.S. domestic calling card revenues were associated with new cards, which had the effect of reducing overall gross margins on our portfolio of calling cards. We expect gross margins to gradually improve during the remainder of Fiscal Year 2003, as these new cards begin to mature. However, this improvement will be partially offset by the continued introduction of new, attractively-priced cards in certain key markets where IDT seeks to gain market share.

In the middle of the second quarter of Fiscal Year 2003, IDT entered into an agreement with Walgreen Co. (“Walgreen”), the nation’s largest drugstore chain, to become the exclusive provider of Walgreen’s prepaid calling cards. The cards were introduced at the retail chain’s 4,000 stores during December and January. Since the program was launched towards the end of the second quarter, revenues from the sale of these cards did not represent a significant amount of revenues for the quarter. However, revenue from the Walgreen’s program has been continually increasing.

Calling card sales as a percentage of IDT Telecom’s Retail Telecommunications Services revenues decreased from 90.2% in the three months ended January 31, 2002 to 87.2% in the three months ended January 31, 2003, as revenues from consumer long distance services grew at a faster rate than did calling card revenues. Revenues from consumer long distance services, in which we act as a switchless reseller of another company’s network, experienced significant growth in minutes of use in the three months ended January 31, 2003, with revenues increasing 49.0%, from $26.3 million in the three months ended January 31, 2002 to $39.2 million in the three months ended January 31, 2003. The consumer long distance revenue increase is attributable to the continued growth of our flat-rate, $0.05 a minute long distance calling plan, which has been driven by increased marketing expenditures, resulting in a significant increase in the number of consumer long distance customers. At January 31, 2003, we had approximately 600,000 active customers for our consumer long distance services, compared to approximately 376,000 customers at January 31, 2002. Beginning in early Fiscal 2003, we significantly increased the marketing and advertising expenditures of our consumer long distance business, in an attempt to accelerate the growth of our customer base. These expenditures, while reducing consumer long distance operating profits in the near term, are expected to lead to a rise in the number of active customers, revenues and profits over the longer term. In addition, as our customer base has grown, we have begun to place an increased emphasis on customer retention initiatives. Going forward, our marketing efforts for our consumer long distance business will focus on customer retention and increasing the average revenue per customer, in addition to attracting new customers.

Revenues from IDT Telecom’s other Retail Telecommunications Services businesses, consisting primarily of call reorigination services, amounted to $0.6 million in the three months ended January 31, 2002, versus $0.4 million in the three months ended January 31, 2003.

IDT Telecom’s Wholesale Telecommunications Services revenues increased 28.5%, from $74.4 million in the three months ended January 31, 2002 to $95.6 million in the three months ended January 31, 2003. As a percentage of IDT Telecom’s total revenues, Wholesale Telecommunications Services revenues increased from 21.3% in the three months ended January 31, 2002 to 23.7% in the three months ended January 31, 2003. The increase in revenues resulted from an increase in wholesale carrier minutes, despite a significant decline in the average revenue-per-minute. In recent years, IDT Telecom’s wholesale carrier business has curtailed or ceased completely its sales to financially unstable carriers. During the three months ended January 31, 2003, IDT Telecom continued to rebuild its customer base through the addition of new customers and by increasing sales to its larger, more financially stable customers. IDT anticipates that its wholesale operations in the third quarter of Fiscal Year 2003 will show a 3%-5% increase in revenues over those of Q2 Fiscal 2003, with further revenue gains possible in Q4. Revenue gains are expected to be driven primarily by increased sales to Tier 1 telecom carriers, both in the U.S. and in Europe. IDT anticipates that the fastest growing segment of its worldwide wholesale carrier business will be its South American carrier operation. However, given its size relative to IDT’s U.S.-based and Europe-based wholesale divisions, IDT does not expect its South American carrier business to represent a significant portion of its overall wholesale carrier business in Fiscal Year 2003. IDT is currently setting-up wholesale carrier operations in Asia, and anticipates generating wholesale revenues in this region before the end of Fiscal Year 2003.

Direct Cost of Revenues.    Direct cost of revenues for IDT Telecom increased 14.9%, from $273.1 million in the three months ended January 31, 2002 to $313.8 million in the three months ended January 31, 2003, due to the higher revenue base. As a percentage of total IDT Telecom’s revenues, direct costs declined to 77.7% in the three months ended January 31, 2003, from 78.2% in the three months ended January 31, 2002. The decrease in direct costs as a percentage of total revenues is attributable to overall higher revenues due to the strong growth of minutes-of-use and because of continued operating efficiency gains and lower prices from suppliers. The decrease in direct costs as a percentage of total revenues occurred despite some increases in our termination costs to key destinations, increases in our costs for toll-free “800” traffic, and network capacity constraints, due to our strong growth of minutes-of-use, which led to a small, temporary narrowing of our gross margins in Q2 2003.

Selling, General and Administrative.    IDT Telecom’s selling, general and administrative expenses increased 3.4%, from $59.0 million in the three months ended January 31, 2002 to $61.0 million in the three months ended January 31, 2003. The increase in selling, general and administrative expenses for IDT Telecom’s operations is due to increased sales and marketing efforts for our Retail Telecommunications Services segment, as well as increased salaries, facilities costs and professional fees related to the expansion of our infrastructure and bases of operation to facilitate our current and anticipated future sales growth.

As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses were 16.9% in the three months ended January 31, 2002, compared to 15.1% in the three months ended January 31, 2003. IDT anticipates that selling, general and administrative costs will remain steady, as a percentage of revenues, as IDT continues to add to its personnel base in order to accommodate the expected revenue growth during the next few quarters.

Depreciation and Amortization.    IDT Telecom’s depreciation and amortization expense rose 13.8%, from $13.0 million in the three months ended January 31, 2002, to $14.8 million in the three months ended January 31, 2003, reflecting the continued expansion of our fixed asset base, as we invest to accommodate our current and anticipated future growth. As a percentage of IDT Telecom’s total revenues, depreciation and amortization expense was 3.7% in the three months ended January 31, 2002 and 2003.

Income from Operations.    IDT Telecom recorded income from operations of $4.0 million in the three months ended January 31, 2002, compared to income from operations of $14.3 million in the three months ended January 31, 2003. The increase in income from operations resulted primarily from the revenue growth and improved gross margins.

IDT Solutions Segment

We acquired the assets currently held by Winstar on December 19, 2001. Accordingly, the results of operations for our IDT Solutions segment, which operates through Winstar, for the three months ended January 31, 2002, reflect only the results of operations during such period that we owned and operated Winstar.

Revenues.    Revenues from our IDT Solutions segment increased 7.8%, from $19.2 million in the three months ended January 31, 2002 to $20.7 million in the three months ended January 31, 2003. The increase in revenues is due to the fact that the Winstar assets were acquired in December 2001, and therefore generated revenues only for the balance of the quarter.

Throughout the remainder of Fiscal 2003, our IDT Solutions segment will focus on its facilities-based switched broadband and local service offerings in 22 geographic markets. Within these 22 core markets, our IDT Solutions segment has a network of over 3,000 provision-ready buildings (i.e., buildings in which its technology is currently deployed). Furthermore, our IDT Solutions segment has access rights and options to connect to its network more than 1,800 additional buildings that are not currently outfitted for operation but that have lines-of-site to existing hub buildings.

Direct Cost of Revenues.    Direct cost of revenues for our IDT Solutions segment increased 19.1%, from $20.4 million in the three months ended January 31, 2002 to $24.3 million in the three months ended January 31, 2003. The increase in direct cost of revenues is due to the fact that the Winstar assets were acquired in December 2001, and therefore generated revenues only for the balance of the quarter. Direct cost of revenues consist primarily of two components, connectivity for the network backbone and lease payments for the network of provision-ready buildings. Network backbone costs for the three months ended January 31, 2003 totaled $17.1 million, accounting for 70.4% of total direct cost of revenues. Direct cost of revenues for the three months ended January 31, 2003 associated with lease payments for the building network were $7.2 million. Winstar has various ongoing initiatives to groom its network. One in particular, involves using the Winstar wireless technology to link its hubs (which collect traffic from its wireless sites) to its switches (where the traffic is routed to its ultimate destination). The goal is to replace the traditional terrestrial wireline capacity provided by local exchange phone companies connecting the hubs to the switches with Winstar wireless technology. This initiative can reduce costs by eliminating payments to local exchange carriers for those wireline connections. This initiative can also extend IDT Solution’s control over customer traffic and can provide further redundancy for customers, by reducing the dependence on terrestrial capacity to carry their traffic.

Selling, General and Administrative.    Selling, general and administrative expenses associated with our IDT Solutions segment decreased 10.8%, from $17.6 million in the three months ended January 31, 2002 to $15.7 million in the three months ended January 31, 2003. The decrease is primarily due to the significant cost saving measures undertaken by IDT subsequent to the acquisition of the Winstar assets, which included the downsizing of the Winstar network and a significant reduction in head count. The main component of selling, general and administrative expenses for the three months ended January 31, 2003 was employee compensation and benefits, accounting for $12.0 million, or 76.4% of total selling, general and administrative expenses. Since the acquisition of the Winstar assets in December 2001, the number of employees of Winstar has been reduced from approximately 750 to approximately 500 as of January 31, 2003.

Depreciation and Amortization.    Depreciation and amortization expense was $0.4 million in the three months ended January 31, 2002 compared to $3.8 million in the three months ended January 31, 2003. As a percentage of IDT Solutions revenues, depreciation and amortization was 2.1% in the three months ended January 31, 2002 compared to 18.4% in the three months ended January 31, 2003.

Loss from Operations.    IDT Solutions loss from operations in the three months ended January 31, 2002 was $19.1 million, compared to $23.2 million in the three months ended January 31, 2003. The increase in loss from operations reflects the fact that Q2 Fiscal 2002 included IDT Solutions’ results for only a portion of the quarter as noted above.

Media Segment

Revenues.    Revenues from Media’s businesses decreased 8.8%, from $5.7 million in the three months ended January 31, 2002 to $5.2 million in the three months ended January 31, 2003. In Fiscal 2002, Media gradually exited its Digital Subscriber Line (“DSL”) business. Currently, Media’s revenues are primarily comprised of revenues from its CTM Brochure Display, Inc. (“CTM”) business, a brochure distribution company.

Direct Cost of Revenues.     Direct cost of revenues decreased from $0.6 million in the three months ended January 31, 2002 to $0.5 million in the three months ended January 31, 2003. As a percentage of Media’s revenues, these costs decreased from 10.5% for the three months ended January 31, 2002 to 9.6% for the three months ended January 31, 2003. Most of Media’s businesses remain in the early stages of their development. As such, we anticipate that direct costs will continue to account for a relatively small percentage of Media’s revenues, with most of the expenses associated with these businesses to be incurred in the form of selling, general, administrative and development costs.

Selling, General and Administrative.    Selling, general and administrative expenses decreased 29.7%, from 10.1 million in the three months ended January 31, 2002 to $7.1 million in the three months ended January 31, 2003. The decrease in selling, general, and administrative expenses reflect the exit from the DSL Internet access business and from the video-streaming business, as well as the general refocusing of the portfolio of businesses towards media related businesses. In addition, during Fiscal 2002, Media implemented stricter management controls over operating expenses. Partially offsetting the general reduction in costs, were additional expenses incurred with the startup of a newly created customer service outsourcing operation.

Depreciation and Amortization.     Depreciation and amortization expense was $0.8 million in the three months ended January 31, 2002, versus $0.4 million in the three months ended January 31, 2003. This decrease is due to the reduced fixed asset base resulting from our sale of our former DSL business. As a percentage of revenues, depreciation and amortization expense fell to 7.7% in the three months ended January 31, 2003, from 14.0% in the three months ended January 31, 2002.

Loss from Operations.    Loss from operations in the three months ended January 31, 2002 was $5.7 million, compared to a loss from operations of $2.8 million in the three months ended January 31, 2003, reflecting the lower level of selling, general and administrative expenses resulting from stricter management controls over operating expenses, as well as the refocusing of the segment’s business portfolio towards media related businesses.

IDT Internet Telephony Segment

The Internet Telephony business segment reflects the results of our reconsolidated subsidiary, Net2Phone, effective August 1, 2002. Accordingly, the results of operations for our Internet Telephony segment, which will be detailed below, will contain only references to the three months ended January 31, 2003. We will not make reference to the results for the three months ended January 31, 2002, as Net2Phone was not consolidated during that period. As of January 31, 2003, IDT’s ownership interest in Net2Phone was approximately 18.8%. Accordingly, IDT records approximately 81.2% of Net2Phone’s results attributed to the remainder shareholders in the minority interests line of the condensed consolidated statements of operations. Prior to August 1, 2002, we accounted for our investment in Net2Phone under the equity method of accounting and, accordingly, such results were included in equity in loss of affiliates.

Revenues.    Net2Phone’s revenues are primarily derived from per-minute charges billed to its customers on a prepaid basis and from the sale of Internet telephony equipment and services to resellers and other carriers. Revenues were $21.1 million for the three months ended January 31, 2003. In the second quarter of Fiscal 2003, Net2Phone purposefully de-emphasized seeking revenues from relatively low-margin services, such as disposable calling cards, in favor of building up activities to generate revenues in relatively high-margin services, such as international communications services, during the upcoming periods.

Direct Cost of Revenues.    Net2Phone’s direct cost of revenues consists primarily of network costs associated with carrying its customers’ traffic on its network and leased networks, routing their calls through a local telephone company to reach their final destination, the wholesale costs of Internet telephony devices, ad serving costs and e-mail box hosting fees. It also includes the cost of purchasing, storing and shipping Internet telephony equipment. Total direct cost of revenues, excluding depreciation and amortization, was $10.4 million in the three months ended January 31, 2003. As a percentage of total revenues, total direct costs was 49.3% in the three months ended January 31, 2003.

Selling, General and Administrative.    Selling, general and administrative expenses consist of employee salaries and associated benefits; the expenses associated with acquiring customers, including commissions paid to sales partners, advertising costs, travel, entertainment, referral fees and amounts paid to strategic partners in connection with revenue-sharing arrangements, and the costs of insurance, legal, rent, utilities, shipping, consulting and other items. Selling, general and administrative expenses were $17.3 million in the three months ended January 31, 2003. As a percentage of total revenues, these costs were 82.0% in the three months ended January 31, 2003. Net2Phone anticipates that selling, general and administrative expenses (excluding restructuring, severance, impairment and other items) will decrease in the remainder of Fiscal 2003, as it benefits from the effects of the restructuring of its operations.

Depreciation and Amortization.    Depreciation and amortization expense was $2.4 million in the three months ended January 31, 2003. As a percentage of total revenues, depreciation and amortization expense was 11.4% in the three months ended January 31, 2003. Net2Phone anticipates depreciation and amortization expense to decline through April 30, 2003 as a result of the impairment charges recorded during the first quarter of Fiscal Year 2003.

Restructuring, Severance and Impairment Charges.    Restructuring, severance and impairment charges were $0.7 million in the three months ended January 31, 2003.

The following table summarizes the charges included in restructuring, severance and impairment charges in the condensed consolidated statements of operations:

	Three months ended January 31,
	2003	2002
	(in thousands)
First quarter 2003 restructuring	$ 46	$—
Separation agreements	658	—
Total	$704	$—

Separation Agreements

As a result of separation agreements entered into in Fiscal 2002 with Net2Phone’s former Chief Executive and Chief Financial Officers, Net2Phone incurred a charge of $0.7 million during the three months ended January 31, 2003, and expects to incur future charges of approximately $1.8 million relating to these separation agreements.

Loss from Operations.    Loss from Net2Phone’s operations was $10.0 million in the three months ended January 31, 2003. Excluding $0.7 million of restructuring, severance, and impairment charges and $0.4 million of settlement by Net2Phone of litigation, Net2Phone’s loss from operations in the three months ended January 31, 2003 was $8.9 million.

Corporate

Our Corporate costs consist of corporate services, such as treasury management costs, corporate governance costs, public relations, corporate management and legal costs, corporate insurance, and other general corporate expenses, as well as depreciation expense for corporate assets. Such corporate services are shared generally by our other operating segments, and are not allocable to any specific segment. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

Selling, General and Administrative.    We incurred $6.2 million in corporate selling, general and administrative expenses in the three months ended January 31, 2002, compared to $8.7 million incurred in the three months ended January 31, 2003. The increase is due largely to increased costs of litigation against Telefonica and Terra Networks, S.A. As a percentage of our total consolidated revenues, corporate selling, general and administrative expenses were 1.7% in the three months ended January 31, 2002, compared to 1.9% in the three months ended January 31, 2003.

Depreciation and Amortization.    Depreciation expense decreased from $0.7 million for the three months ended January 31, 2002 to $0.3 million for the three months ended January 31, 2003.

Loss from Operations.    Loss from operations was $6.9 million in the three months ended January 31, 2002, compared to $9.0 million in the three months ended January 31, 2003, as a result of the higher selling, general and administrative expenses notes above.

Six Months Ended January 31, 2003 Compared to Six Months Ended January 31, 2002

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, certain adjustments are properly not reflected in the operating business segments discussions, but are only reflected in our Consolidated discussion.

Consolidated

Revenues.    Our revenues increased 25.3%, from $713.2 million in the six months ended January 31, 2002 to $893.9 million in the six months ended January 31, 2003. The increase is due primarily to the significant growth in our telecommunications minutes of use, the acquisition of the Winstar assets and the reconsolidation of Net2Phone. Excluding revenues from our IDT Solutions, which was acquired in December 2001, and our Internet Telephony segment, consisting of Net2Phone, which was reconsolidated effective August 1, 2002, our revenues increased 16.0%, to $805.0 million in the six months ended January 31, 2003. The increase in our consolidated revenues (excluding our IDT Solutions and Internet Telephony segments) is mainly attributable to a 15.7% increase in IDT Telecom’s revenues. The growth in IDT Telecom’s revenues primarily resulted from a 56.0% growth in minutes of use (excluding minutes related to our consumer long distance business) from 5.0 billion in the six months ended January 31, 2002 to 7.8 billion in the six months ended January 31, 2003.

Direct Cost of Revenues.    Direct cost of revenues increased by 22.9%, from $560.6 million in the six months ended January 31, 2002 to $689.1 million in the six months ended January 31, 2003. This increase is due primarily to the growth in our telecommunications minutes of use, the acquisition of the Winstar assets and the reconsolidation of Net2Phone. Excluding direct costs of revenues from our IDT solutions and Internet Telephony segments, direct cost of revenues increased 13.5% to $613.3 million in the six months ended January 31, 2003. As a percentage of total revenues, direct costs decreased from 78.6% in the six months ended January 31, 2002 to 77.1% in the six months ended January 31, 2003 (and decreased from 77.8% to 76.2% excluding our IDT Solutions and Internet Telephony segments). The decline in direct costs as a percentage of revenues is attributable to overall higher revenues due to the growth of minutes-of-use and because of continued operating efficiency gains and lower prices from suppliers, as measured on a per-minute basis, which outweighed the decline in average revenue-per-minute, as detailed below.

Selling, General and Administrative.    Selling, general and administrative expenses increased 36.8%, from $160.1 million in the six months ended January 31, 2002 to $219.0 million in the six months ended January 31, 2003. Excluding selling, general and administrative expenses from our IDT Solutions and Internet Telephony segments, selling, general and administrative expenses increased 7.0% to $152.5 million in the six months ended January 31, 2003, due primarily to the increased sales and marketing efforts as well as increased salaries, facilities costs and professional fees related to the expansion of our infrastructure and bases of operation to facilitate our current and anticipated future growth. As a percentage of total revenues, selling, general and administrative expenses increased from 22.4% in the six months ended January 31, 2002 to 24.5% in the six months ended January 31, 2003 (and decreased from 20.5% to 18.9% excluding our IDT Solutions and Internet Telephony segments). Selling, general and administrative expense declined as a percentage of revenues (excluding IDT Solutions and Internet Telephony) due primarily to the significant growth in our revenues for the six months ended January 31, 2003.

Depreciation and Amortization.    Depreciation and amortization expense increased 42.5%, from $30.1 million in the six months ended January 31, 2002 to $42.9 million in the six months ended January 31, 2003. Excluding depreciation and amortization expense from our IDT Solutions and Internet Telephony segments, depreciation and amortization expense increased 6.9%, to $31.8 million in the six months ended January 31, 2003 primarily as a result of our higher fixed asset base during the six months ended January 31, 2003, reflecting the expansion of our telecommunications network infrastructure and facilities. As a percentage of revenues, depreciation and amortization expense increased from 4.2% in the six months ended January 31, 2002 to 4.8% in the six months ended January 31, 2003 (and decreased from 4.3% to 4.0% excluding our IDT Solutions and Internet Telephony segments). Depreciation and amortization expense declined as a percentage of revenues (excluding our IDT Solutions and Internet Telephony segments) due primarily to the significant growth in our revenues for the six months ended January 31, 2003.

Settlement by Net2Phone of Litigation.    Gain on settlement by Net2Phone of litigation was $58.0 million for the six months ended January 31, 2003. Refer to the respective section of the Internet Telephony segment for a full discussion on the gain on settlement by Net2Phone of litigation.

Restructuring, Severance and Impairment Charges.    Restructuring, severance and impairment charges increased from $2.8 million in the six months ended January 31, 2002 to $7.3 million in the six months ended January 31, 2003. Refer to the respective sections of the Internet Telephony and IDT Telecom segments for a full discussion on restructuring, severance and impairment charges.

Income (Loss) from Operations.    Our loss from operations was $40.3 million in the six months ended January 31, 2002 compared to a loss from operations of $6.4 million in the six months ended January 31, 2003. Excluding $12.4 million of loss from operations from our IDT Solutions and Internet Telephony segments, our income from operations was $6.0 million in the six months ended January 31, 2003. The growth in our income from operations (excluding our IDT Solutions and Internet Telephone segments) was due primarily to IDT Telecom’s increased revenues, gross margins and operating income.

Interest.    Net interest income was $11.5 million in the six months ended January 31, 2002, compared to net interest income of $14.6 million in the six months ended January 31, 2003.

Other Income (Expense).    Other income (expense) amounted to an expense of $22.5 million in the six months ended January 31, 2002, compared to an expense of $8.8 million in the six months ended January 31, 2003. Included in other expense in the six months ended January 31, 2003 were losses of $3.8 million associated with recording our pro-rata share of an affiliate’s losses, through the equity method, a charge of $3.1 million related to an obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T, and net losses from other investments totaling $1.9 million.

Included in other expense in the six months ended January 31, 2002 were losses of $16.7 million associated with recording our pro-rata share of Net2Phone’s net losses through the equity method of accounting, a charge of $5.9 million related to an obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T, and net income from other investments totaling $0.1 million.

Minority Interests.    Minority interests were $11.2 million and $45.9 million for the six months ended January 31, 2002 and 2003, respectively. The $34.7 million increase in minority interests was primarily attributable to the reconsolidation of Net2Phone, of which we own 18.8% as of January 31, 2003. Accordingly, we recorded in minority interests the 81.2% of Net2Phone’s results attributable to the remaining shareholders of Net2Phone.

Income Taxes.    We recorded an income tax benefit of $33.9 million in the six months ended January 31, 2002, compared to an income tax benefit of $30.0 million in the six months ended January 31, 2003.

Cumulative Effect of Accounting Change.    In accordance with our adoption of SFAS No. 142, as of August 1, 2001, we performed the required impairment tests of goodwill and recorded an impairment charge of $147.0 million, net of income taxes of $3.5 million, for the six months ended January 31, 2002. The impairment charge was recorded as a cumulative effect adjustment of a change in accounting principle. No such charges were recorded during the six months ended January 31, 2003.

Net Loss.    Our consolidated net loss, after the cumulative effect adjustment of a change in accounting principle detailed above, was $175.5 million in the six months ended January 31, 2002 compared to consolidated net loss of $16.5 million in the six months ended January 31, 2003. The recording of a net loss in the six months ended January 31, 2002 and 2003, was a result of the combined factors for each of the segments discussed below, as well as those items detailed above.

IDT Telecom—Retail Telecommunications Services and Wholesale Telecommunications Services Segments

Revenues.    IDT Telecom’s revenues increased 16.3%, from $682.6 million in the six months ended January 31, 2002 to $794.0 million in the six months ended January 31, 2003.

IDT Telecom’s revenues increased primarily as a result of a 56.0% growth in minutes of use (excluding minutes related to our consumer long distance business) from 5.0 billion in the six months ended January 31, 2002 to 7.8 billion in the six months ended January 31, 2003. IDT Telecom increased its minutes of use in both its Retail Telecommunications Services and Wholesale Telecommunications Services segments, in both the U.S. and international operations. IDT Telecom’s minutes of use grew at a faster rate than did its revenues, reflecting a decline in its average revenue-per-minute, from $0.125 during the six months ended January 31, 2002 to $0.090 in the six months ended January 31, 2003. IDT Telecom’s decrease in its average revenue-per-minute is due to a number of factors, including (i) continued competition in both retail and wholesale markets, and (ii) introduction of new calling cards. During the first half of Fiscal 2003, approximately 20% of IDT Telecom’s revenues originated outside the United States signifying the growing international scope of our operations.

Revenues from IDT Telecom’s Retail Telecommunications Services segment increased 13.9%, from $540.0 million in the six months ended January 31, 2002 to $615.0 million in the six months ended January 31, 2003, as a result of increased sales of IDT-branded calling cards and higher consumer long distance revenues. As a percentage of IDT Telecom’s overall revenue, Retail Telecommunications Services’ revenues decreased from 79.1% in the six months ended January 31, 2002 to 77.5% in the six months ended January 31, 2003, as revenues from our Wholesale Telecommunications Services segment grew at a faster rate than did our retail businesses revenues. IDT Telecom’s calling card sales increased 10.0%, from $490.2 million in the six months ended January 31, 2002 to $539.4 million in the six months ended January 31, 2003, fueled by the introduction of several new calling cards.

During the six months ended January 31, 2003, nearly 10% of U.S. domestic calling card revenues were associated with new cards, which had the effect of reducing overall gross margins on our portfolio of calling cards.

Calling card sales as a percentage of IDT Telecom’s Retail Telecommunications Services revenues decreased from 90.8% in the six months ended January 31, 2002 to 87.7% in the six months ended January 31, 2003, as revenues from consumer long distance services grew at a faster rate than did calling card revenues. Revenues from consumer long distance services, in which we act as a switchless reseller of another company’s network, experienced significant growth in minutes of use in the six months ended January 31, 2003, with revenues increasing 54.4%, from $48.5 million in the six months ended January 31, 2002 to $74.9 million in the six months ended January 31, 2003. The consumer long distance revenue increase is attributable to the continued growth of our flat-rate, $0.05 a minute long distance calling plan, which has been driven by increased marketing expenditures, resulting in a significant increase in the number of consumer long distance customers.

Revenues from IDT Telecom’s other Retail Telecommunications Services businesses, consisting primarily of call reorigination services, amounted to $1.4 million in the six months ended January 31, 2002, versus $0.8 million in the six months ended January 31, 2003.

IDT Telecom’s Wholesale Telecommunications Services revenues increased 25.6%, from $142.5 million in the six months ended January 31, 2002 to $179.0 million in the six months ended January 31, 2003. As a percentage of IDT Telecom’s total revenues, Wholesale Telecommunications Services revenues increased from 20.9% in the six months ended January 31, 2002 to 22.5% in the six months ended January 31, 2003. The increase in revenues occurred as a result of an increase in wholesale carrier minutes, despite a significant decline in the average revenue-per-minute. In recent years, IDT Telecom’s wholesale carrier business has curtailed or ceased completely its sales to financially unstable carriers.

Direct Cost of Revenues.    Direct cost of revenues for IDT Telecom increased 13.6%, from $539.1 million in the six months ended January 31, 2002 to $612.2 million in the six months ended January 31, 2003, due to the higher revenue base. As a percentage of total IDT Telecom’s revenues, direct costs declined to 77.1% in the six months ended January 31, 2003, from 79.0% in the six months ended January 31, 2002. The decrease in direct costs as a percentage of total revenues is attributable to overall higher revenues due to the strong growth of minutes-of-use and because of continued operating efficiency gains and lower prices from suppliers. The decrease in direct costs as a percentage of total revenues occurred despite some increases in our termination costs to key destinations, increases in our costs for toll-free “800” traffic, and network capacity constraints, due to our strong growth of minutes-of-use.

Selling, General and Administrative.    IDT Telecom’s selling, general and administrative expenses increased 11.3%, from $110.2 million in the six months ended January 31, 2002 to $122.6 million in the six months ended January 31, 2003. The increase in selling, general and administrative expenses for IDT Telecom’s operations is due to several factors, including increased sales and marketing efforts for our Retail Telecommunications Services segment, such as calling cards and consumer long distance, as well as increased salaries, facilities costs and professional fees related to the expansion of our infrastructure and bases of operation to facilitate our current and anticipated future sales growth. As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses were 16.1% in the six months ended January 31, 2002, compared to 15.4% in the six months ended January 31, 2003.

Depreciation and Amortization.    IDT Telecom’s depreciation and amortization expense rose 14.4%, from $26.4 million in the six months ended January 31, 2002, to $30.2 million in the six months ended January 31, 2003, reflecting the continued expansion of our fixed asset base, as we invest to accommodate our current and anticipated future growth. As a percentage of IDT Telecom’s total revenues, depreciation and amortization expense was 3.9% in the six months ended January 31, 2002, versus 3.8% in the six months ended January 31, 2003.

Restructuring, Severance, and Impairment Charges.    Impairment charges of $2.8 million and $1.4 million were recorded by IDT Telecom during the six months ended January 31, 2002 and 2003, respectively, resulting primarily from the write down of certain decommissioned European telecommunications switch equipment, and the write-off of a discontinued Indefeasible Right of Use (“IRU”), respectively.

Income from Operations.    IDT Telecom recorded income from operations of $4.1 million in the six months ended January 31, 2002, compared to income from operations of $27.7 million in the six months ended January 31, 2003. The increase in income from operations resulted primarily from the revenue growth and improved gross margins.

IDT Solutions Segment

We acquired the assets currently held by Winstar on December 19, 2001. Accordingly, the results of operations for our IDT Solutions segment, which operates through Winstar, for the six months ended January 31, 2002, reflect only the results of operations during such period that we owned and operated Winstar.

Revenues.    Revenues from our IDT Solutions segment increased 135.4%, from $19.2 million in the six months ended January 31, 2002 to $45.2 million in the six months ended January 31, 2003. The increase in revenues is due to the fact that the Winstar assets were acquired in December 2001, and therefore generated revenues for only a portion of the six months ended January 31, 2002.

Direct Cost of Revenues.    Direct cost of revenues for our IDT Solutions segment increased 158.8%, from $20.4 million in the six months ended January 31, 2002 to $52.8 million in the six months ended January 31, 2003. The increase in direct cost of revenues is due to the fact that the Winstar assets were acquired in December 2001 and therefore generated revenues for only a portion of the six months ended January 31, 2002. Direct cost of revenues consist primarily of two components, connectivity for the network backbone and lease payments for the network of provision-ready buildings. Network backbone costs for the six months ended January 31, 2003 totaled $37.9 million, accounting for 71.8% of total direct cost of revenues. Direct cost of revenues for the six months January 31, 2003 associated with lease payments for the building network were $14.9 million.

Selling, General and Administrative.    Selling, general and administrative expenses associated with our IDT Segment increased 93.8%, from $17.6 million in the six months ended January 31, 2002 compared with $34.0 million in the six months ended January 31, 2003. The increase is due to the fact that the Winstar assets were acquired in December 2001 and therefore generated revenues and expenses for only a minor portion of the six months ended January 31, 2002. The main component of selling, general and administrative expenses was employee compensation and benefits, accounting for $23.7 million, or about 69.7% of total selling, general and administrative expenses.

Depreciation and Amortization.    Depreciation and amortization expense increased from $0.4 million in the six months ended January 31, 2002 to $6.3 million in the six months ended January 31, 2003. As a percentage of our IDT Solutions segment’s revenues, depreciation and amortization was 2.1% in the six months ended January 31, 2002 compared to 13.9% in the six months ended January 31, 2003.

Loss from Operations.    IDT Solutions loss from operations in the six months ended January 31, 2002 was $19.1 million, compared to $47.9 million in the six months ended January 31, 2003. The increase in loss from operations reflects the fact that the six months ended January 31, 2002 included IDT Solutions’ results of only a minor portion of that period, as noted above.

Media Segment

Revenues.    Revenues from the Media segment decreased 3.5%, from $11.4 million in the six months ended January 31, 2002 to $11.0 million in the six months ended January 31, 2003. In Fiscal 2002, Media gradually exited its DSL business. Currently, Media’s revenues are primarily comprised of revenues from CTM.

Direct Cost of Revenues.    Direct cost of revenues remained constant at $1.1 million in the six months ended January 31, 2002 and 2003. As a percentage of Media’s revenues, these costs increased from 9.6% for the six months ended January 31, 2002 to 10.0% for the six months ended January 31, 2003. Most of Media’s businesses remain in the early stages of their development. As such, we anticipate that direct costs will continue to account for a relatively small percentage of Media’s revenue, with most of the expenses associated with these businesses to be incurred in the form of selling, general, administrative and development costs.

Selling, General and Administrative.    Selling, general and administrative expenses decreased 35.1%, from $20.5 million in the six months ended January 31, 2002 to $13.3 million in the six months ended January 31, 2003. The decrease in selling, general, and administrative expenses reflect the exit from the DSL Internet access business and from video-streaming business, as well as the general refocusing of the portfolio of businesses towards media related businesses. In addition, during Fiscal 2002, Media implemented stricter management controls over operating expenses. Partially offsetting the general reduction in costs were additional expenses incurred with the startup of a newly created customer service operation.

Depreciation and Amortization.    Depreciation and amortization expense was $2.0 million in the six months ended January 31, 2002, versus $0.7 million in the six months ended January 31, 2003. This decrease is due to the reduced fixed asset base resulting from our sale of our former DSL business. As a percentage of revenues, depreciation and amortization expense fell to 6.4% in the six months ended January 31, 2003, from 17.5% in the six months ended January 31, 2002.

Loss from Operations.    Loss from operations in the six months ended January 31, 2002 was $12.2 million, compared to a loss from operations of $4.1 million in the six months ended January 31, 2003, reflecting the lower level of selling, general and administrative expenses resulting from stricter management controls over operating expenses, as well as the refocusing of the segment’s business portfolio towards media related businesses.

IDT Internet Telephony Segment

The Internet Telephony business segment reflects the results of our reconsolidated subsidiary, Net2Phone, effective August 1, 2002. Accordingly, the results of operations for our Internet Telephony segment, which will be detailed below, will contain only references to the six months ended January 31, 2003, during which we reconsolidated Net2Phone. We will not make reference to the results for the six months ended January 31, 2002, as Net2Phone was not consolidated during that period. As of January 31, 2003, IDT’s ownership interest in Net2Phone was approximately 18.8%. Accordingly, IDT records approximately 81.2% of Net2Phone’s results attributed to the remainder shareholders in the minority interests line of the condensed consolidated statements of operations. Prior to August 1, 2002, we accounted for our investment in Net2Phone under the equity method of accounting and accordingly, such results were included in equity in loss of affiliates.

Revenues.     Revenues were $43.8 million for the six months ended January 31, 2003. During the six months ended January 31, 2003, Net2Phone purposefully de-emphasized seeking revenues from relatively low-margin services, such as disposable calling cards, in favor of building up activities to generate revenues in relatively high-margin services, such as international communications services, during the upcoming periods.

Direct Cost of Revenues.    Net2Phone’s direct cost of revenues consists primarily of network costs associated with carrying its customers’ traffic on its network and leased networks, routing their calls through a local telephone company to reach their final destination, the wholesale costs of Internet telephony devices, ad serving costs and e-mail box hosting fees. It also includes the cost of purchasing, storing and shipping Internet telephony equipment. Total direct cost of revenues, excluding depreciation and amortization, was $23.0 million in the six months ended January 31, 2003. As a percentage of total revenues, total direct costs was 52.5% in the six months ended January 31, 2003.

Selling, General and Administrative.    Selling, general and administrative expenses consist of employee salaries and associated benefits; the expenses associated with acquiring customers, including commissions paid to sales partners, advertising costs, travel, entertainment, referral fees and amounts paid to strategic partners in connection with revenue-sharing arrangements, and the costs of insurance, legal, rent, utilities, shipping, consulting and other items. Selling, general and administrative expenses were $32.6 million in the six months ended January 31, 2003. As a percentage of total revenues, these costs were 74.4% in the six months ended January 31, 2003. Net2Phone anticipates that selling, general and administrative expenses (excluding restructuring, severance, impairment and other items) will decrease in the remainder of Fiscal 2003, as it benefits from the effects of the restructuring of its operations.

Depreciation and Amortization.    Depreciation and amortization expense was $4.9 million in the six months ended January 31, 2003. As a percentage of total revenues, depreciation and amortization expense was 11.2% in the six months ended January 31, 2003. Net2Phone anticipates depreciation and amortization expense to decline through April 30, 2003 as a result of the impairment charges recorded during the first quarter of Fiscal 2003.

Settlement by Net2Phone of Litigation.    Gain on settlement by Net2Phone of litigation was $58.0 million in the six months ended January 31, 2003. On March 19, 2002 Net2Phone and its ADIR Technologies, Inc. (“ADIR”) subsidiary filed suit in the United States District Court for the District of New Jersey against Cisco Systems, Inc. (“Cisco”) and a Cisco executive who had been a member of ADIR’s board of directors. The suit arose out of the relationships that had been created in connection with Cisco’s and Net2Phone’s original investments in ADIR and out of ADIR’s subsequent purchase of NetSpeak, Inc. in August 2001. In July 2002, Net2Phone and ADIR agreed to settle the suit. The parties settled the suit and all related claims against Cisco and the Cisco executive in exchange for: (i) the transfer, during the first quarter of Fiscal 2003, to Net2Phone of Cisco’s and Softbank Asia Infrastructure Fund’s respective 11.5% and 7.0% interests in ADIR, and (ii) the payment by Cisco, during such quarter, of $19.5 million to Net2Phone and ADIR. As a result of this settlement, Net2Phone recognized for the quarter ended October 31, 2002, a gain of $58.4 million consisting of (i) a $38.9 million reduction in Net2Phone’s minority interests in ADIR as a result of the transfer of the ADIR shares and (ii) the receipt of settlement proceeds of $19.5 million. During the second quarter 2003, Net2Phone approved and therefore recorded an additional $0.4 million in executive compensation directly related to the Cisco settlement.

Restructuring, Severance and Impairment Charges.    Restructuring, severance and impairment charges were $5.9 million in the six months ended January 31, 2003.

The following table summarizes the charges included in restructuring, severance and impairment charges in the condensed consolidated statements of operations:

	Six months ended January 31,
	2003	2002
	(in thousands)
First quarter 2003 restructuring	$ 6,039	$—
Restructuring reserve adjustments	(2,158)	—
Separation agreements	1,995	—

Total	$ 5,876	$—

First Quarter 2003 Restructuring

On October 24, 2002, Net2Phone announced that it was consolidating certain business operations. This consolidation reduced Net2Phone’s staff by approximately 20%, or about 55 employees. As a result of this restructuring, Net2Phone incurred a charge of $3.6 million related to employee termination costs, $0.9 million in exit costs related to the reduction of operations at various locations, and $1.5 million in impairment charges related to the write-off of various equipment and network build-outs. As of January 31, 2003, approximately $1.8 million of involuntary termination benefits have been paid and charged against the restructuring liability.

Restructuring Reserve Adjustments

During the three months ended April 30, 2002, Net2Phone recognized a charge of $4.7 million related to the elimination of specific connectivity and network related costs. As a result of successful settlement negotiations with vendors regarding cancellation charges, Net2Phone reversed during the six months ended January 31, 2003, $2.9 million of those previously recognized charges. During the six months ended January 31, 2003, Net2Phone also reversed approximately $0.5 million of previously recognized severance expense as a result of the subsequent retention of several individuals whose employment had been initially terminated. In addition, Net2Phone recognized approximately $1.2 million in additional costs associated with exiting certain businesses that were discontinued or sold in prior fiscal years.

Separation Agreements

As a result of separation agreements entered into in Fiscal 2002 with Net2Phone’s former Chief Executive and Chief Financial Officers, Net2Phone incurred a charge of $2.0 million during the six months ended January 31, 2003, and expects to incur future charges of approximately $1.8 million relating to these separation agreements.

Income from Operations.    Income from Net2Phone’s operations was $35.5 million in the six months ended January 31, 2003. Excluding $5.9 million of restructuring, severance and impairment charges and a $58.0 million gain from the settlement by Net2Phone of litigation, Net2Phone’s loss from operations in the six months ended January 31, 2003 was $16.6 million.

Corporate

Our Corporate costs consist of corporate services, such as treasury management costs, corporate governance costs, public relations, corporate management and legal costs, corporate insurance, and other general corporate expenses, as well as depreciation expense on corporate assets. Such corporate services are shared generally by our other operating segments, and are not allocable to any specific segment. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

Selling, General and Administrative.    We incurred $11.8 million in corporate selling, general and administrative expenses in the six months ended January 31, 2002, compared to $16.6 million incurred in the six months ended January 31, 2003. The increase is due largely to increased costs of litigation against Telefonica and Terra Networks, S.A. As a percentage of our total consolidated revenues, corporate selling, general and administrative expenses were 1.7% in the six months ended January 31, 2002, compared to 1.9% in the six months ended January 31, 2003.

Depreciation and Amortization.    Depreciation expense decreased from $1.3 million for the six months ended January 31, 2002 to $1.0 million for the six months ended January 31, 2003.

Loss from Operations.    Loss from operations was $13.0 million in the six months ended January 31, 2002, compared to $17.5 million in the six months ended January 31, 2003, as a result of the higher selling, general and administrative expenses noted above.

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

As of January 31, 2003, we had cash, cash equivalents and marketable securities of approximately $1.1 billion, which includes $111.6 million held by Net2Phone, and working capital of approximately $839.7 million. We generated cash flow from operating activities of approximately $10.2 million during the six months ended January 31, 2003, compared with cash flow from operating activities of approximately $19.1 million during the six months ended January 31, 2002. Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on the timing of operating cash receipts and payments, especially trade accounts receivable and trade accounts payable. Gross trade accounts receivable, trade accounts payable and accrued expenses have generally increased from period to period as our businesses have grown.

We used approximately $179.8 million in cash to fund investing activities during the six months ended January 31, 2003. This compares to net cash flows used in investing activities of $171.7 million during the six months ended January 31, 2002. The primary use of cash used in investing activities during the six months ended January 31, 2003 was the net purchases of $211.5 million of marketable securities (primarily U.S. Government Agency Obligations). Our capital expenditure investments were approximately $26.9 million in the six months ended January 31, 2003, compared to approximately $16.1 million in the six months ended January 31, 2002, as we have continued to expand IDT Telecom’s international and domestic telecommunications network infrastructure. We have experienced a significant reduction in the cost of equipment purchases, as a result of significant decreases in the prices of telecom equipment and related assets. The future minimum payments of principal and interest on our capital lease obligations are $15.4 million, $26.0 million, $16.2 million, $12.5 million, $2.7 million, and $1.7 million for the remainder of Fiscal 2003, Fiscal 2004, Fiscal 2005, Fiscal 2006, Fiscal 2007, and thereafter, respectively. Throughout Fiscal Year 2003, we anticipate making considerable expenditures, designed to expand our global telecommunications network. Key elements of its network expansion plan for Fiscal Year 2003 include the addition of a second international gateway switch in the UK, and another two international gateway switches in the U.S. (which will bring IDT’s total to six U.S. gateway switches). During the six months ended January 31, 2003, the second international gateway switch in the UK, and one international gateway switch in the U.S. were completed. We also expect to expand our calling card platform in the U.S. In addition, IDT anticipates making additional expenditures to upgrade its network in South America. For the full 2003 fiscal year, we anticipate capital expenditures in the $50 million to $75 million range. This estimate is highly contingent upon several factors, including, but not limited to, market prices for telecommunications equipment, the availability of such equipment in the distressed asset market and the specific timing of our network expansion projects. We have generally adopted a strategy of investing in network expansion only as the need arises, as dictated by our telecommunications traffic volumes. Therefore, the timing of our network expansion, and the coincident purchases of property, plant and equipment, is highly dependent upon the timing and magnitude of the growth in our telecommunications minutes-of-use. We expect to fund our purchases of property, plant and equipment from our operating cash flows and our cash, cash equivalents and marketable securities balances. From time to time, we will also finance a portion of our capital expenditures through capital leases, with the cost of such financing the primary consideration in determining our financing activity.

Our Board of Directors has authorized the repurchase of up to 45 million shares (adjusted for the May 2001 stock dividend) of our common stock and Class B common stock. We have repurchased a total of 15.6 million (adjusted) shares under the share repurchase program through Fiscal 2002, of which 6.2 million shares were retired as of July 31, 2002. No additional shares were purchased or retired during the six months ended January 31, 2003.

We had $19.7 million in cash flow used in our financing activities during the six months ended January 31, 2003, compared to $26.5 million in cash flow provided by our financing activities during the six months ended January 31, 2002. We received approximately $4.8 million in proceeds from the exercise of stock options during the six months ended January 31, 2003, compared to $31.3 million received during the six months ended January 31, 2002. In addition, we received proceeds of $30.0 million during the six months ended January 31, 2002 from the sale of subsidiary stock. We also paid $15.3 million to repurchase IDT shares in the first quarter of Fiscal 2002, through our stock buyback program, mentioned above.

We experience intense price competition in our telecommunications businesses. The long distance telecommunications industry has been characterized by significant declines in both per-minute revenues and per-minute costs, as evidenced by IDT Telecom’s experience during Fiscal 2002 and the six months ended January 31, 2003. During the six months ended January 31, 2003, IDT Telecom’s average revenue-per-minute was $0.090 per minute, down 28.0% from $0.125 per minute for the six months ended January 31, 2002. However, IDT Telecom’s average termination cost per-minute dropped approximately 27.6%, to $0.076 in the six months ended January 31, 2003, from $0.105 in the six months ended January 31, 2002.

In the past, and over time, we believe that these factors tend to offset each other, with prices and costs moving in the same general direction. However, over a shorter-term, such as one quarter or one year, the drop in pricing could outpace the drop in costs, or vice versa. In addition, due to continued pricing pressure in most of the retail and wholesale markets in which we compete, we might be compelled to pass along most or all of our per-minute cost savings to our customers in the form of lower rates. We might also be unable, in the event that some of our per-minute costs rise, to immediately pass along the additional costs to our customers in the form of higher rates. Consequently, over any given period, gross margins could expand or narrow, based solely on the timing of changes in revenue-per-minute and cost-per-minute. Our long-term strategy involves terminating a larger proportion of minutes on our own network, thereby lowering costs and preserving margins even in a weaker price environment, as we become less subject to the prices charged by third-parties for terminating our minutes over their networks. In addition, as our minutes-of-use have steadily grown, we have attempted to leverage our buying power and our strong balance sheet to negotiate more favorable rates with our suppliers. However, in the short term, the incremental demand for usage might outpace the rate of deployment of additional network capacity, particularly in light of our expectation for continued growth in our minutes volume. As such, there can be no assurance that we will be able to maintain our gross margins at the current level, in the face of lower per-minute revenues.

We continued to fund our IDT Media segment throughout the first six months of Fiscal 2003, incurring significant start-up, development, marketing and promotional costs. Due to the start-up nature of many of the IDT Media businesses, the exact timing and magnitude of future revenues remains difficult to predict. As such, we anticipate that IDT Media will continue to rely on us to fund its cash needs, including operating expenses, capital expenditures and potential acquisitions. However, we may also look to outside investors in the near future to fund IDT Media’s ongoing expansion.

Since our acquisition of the Winstar assets in December 2001, the IDT Solutions segment has experienced working capital deficits. We have undertaken significant cost saving measures and restructured IDT Solution’s operations, which included the downsizing of the Winstar network and a significant reduction in headcount, aimed at reducing the working capital deficit. However, at this time, IDT foresees that it will be required to continue funding IDT Solution’s operating losses and capital expenditure needs for the foreseeable future.

Changes in Other Current Assets, Trade Accounts Receivable, Allowance for Doubtful Accounts and Deferred Revenue

Our other current assets increased from $65.3 million at July 31, 2002 to $85.3 million at January 31, 2003, due primarily to our reconsolidation of Net2Phone, as well as increases in inventories, and other receivables. Gross trade accounts receivable increased from $165.0 million at July 31, 2002 to $176.4 million at January 31, 2003, reflecting primarily the increase in revenues and our reconsolidation of Net2Phone. The average age of our gross accounts receivable, as measured by number of days sales outstanding, has remained constant during the first six months of Fiscal 2003.

Due to the wide range of collection terms, future trends with respect to days sales outstanding generally depends on the proportion of total sales made to carriers, who are often offered payment terms of 30 days or more, and prepaid calling card distributors, who generally receive payment terms of less than 30 days. As such, the trends in days sales outstanding will depend, in large part, on the mix of wholesale (carrier) versus retail (prepaid calling card distributor) customers. The reduction in days sales outstanding we experienced during the six months ended January 31, 2003, was due to our demand for shorter payment terms from many of our customers. As we anticipate that in the near term we will attempt to continue to secure shorter payment terms from some of our customers, we could experience further declines in the average age of our trade accounts receivable throughout the remainder of Fiscal 2003. Conversely, as we are willing to extend longer payment terms to more credit-worthy customers, an increase in customers belonging to the highest credit classes, as a percentage of total customers, could lead to an increase in days sales outstanding. In addition, if we restricted sales to financially unstable customers, regardless of the credit terms, the proportion of higher-credit class customers will increase further, potentially leading to an increase in the average days sales outstanding. In addition, days sales outstanding for our consumer long distance customers is usually longer than 30 days, given the timing of the billing cycle. As the consumer long distance business continues to grow and to represent a larger portion of our retail telecommunications services revenues and receivables, we expect that total retail days sales outstanding should increase accordingly. Therefore, due to the conflicting nature of the above factors, future trends in days sales outstanding remain difficult to predict, and it is not possible at this time to determine whether recent trends in days sales outstanding will continue.

The allowance for doubtful accounts as a percentage of gross trade accounts receivable increased from 23.6% at July 31, 2002, to 30.1% at January 31, 2003. The increase reflects primarily the growth of the consumer long distance business, whose customers have traditionally required a larger reserve than do wholesale customers and retail calling card distributors.

Deferred revenue as a percentage of total revenues vary from period to period, depending on the mix and the timing of revenues. During the first six months of Fiscal 2003, we experienced a steady increase in sales of our calling cards due to increased marketing efforts for existing IDT calling cards and the continued strong growth of our European calling card operations. This resulted in a continued increase in deferred revenue. Deferred revenue also increased as a result of our reconsolidation of Net2Phone. We expect to experience increases in our deferred revenue throughout the remainder of Fiscal 2003, owing to a continued increase in calling card sales.

Significant Transactions

On October 23, 2001, IDT, Liberty Media Corporation (“Liberty Media”) and AT&T formed a limited liability company (“LLC”), which through a series of transactions among IDT, Liberty Media and AT&T held an aggregate of 28.9 million shares of Net2Phone’s Class A common stock, representing approximately 48% of Net2Phone’s outstanding capital stock. Because the LLC holds Class A common stock with two votes per share, the LLC has approximately 65% of the shareholder voting power in Net2Phone. IDT holds the controlling membership interest in the LLC and is the managing member of the LLC. Pursuant to the operating agreement of the LLC, AT&T received 29 Class A units of the LLC, and had a right to put 6 of these units to IDT and 23 of these units to Liberty Media after one year. On October 29, 2002, AT&T exercised its put rights and sold its Class A units to IDT and Liberty Media for a nominal amount. As a result of this transaction, AT&T is no longer a member of the LLC. IDT continues to hold the controlling membership interest in the LLC and is the managing member of the LLC. As of January 31, 2003, IDT’s effective equity investment in Net2Phone (through the LLC) was 18.8%. Accordingly, we recorded in minority interests the 81.2% of Net2Phone’s results attributable to the remaining shareholders of Net2Phone.

In March 2001, IDT exercised an option to sell to AT&T approximately 2.0 million shares of its Class B common stock for approximately $74.8 million. In conjunction with the formation of the LLC referred to above, IDT guaranteed to AT&T the value of approximately 1.4 million shares of the IDT Class B common stock that was still being retained by AT&T. The guaranty provided that if the value of IDT Class B common stock was less than $27.5 million on October 19, 2002, and AT&T or an affiliate retained all the shares through such date, then IDT would be obligated to pay AT&T the difference between $27.5 million and the then-current market price with cash, additional shares of IDT Class B common stock, or a combination of both, at the option of IDT. In December 2002, the Company and AT&T amended the guarantee to provide that if the value of IDT Class B common stock retained by AT&T and/or certain of its affiliates is less than $29.4 million on December 31, 2003, IDT would be obligated to pay to AT&T (in cash, additional shares of Class B common stock, or a combination of both at the option of IDT) the difference between $29.4 million and the then current market price of such retained shares. As a result of this amendment, IDT was not required to make any payments in respect of the price guarantee to AT&T during 2002. In connection with this obligation, we recorded in “investment and other income (expense)” charges of $2.1 million and $3.1 million during the three and six months ended January 31, 2003, respectively. During the three and six months ended January 31, 2002, we recorded an $8.0 million reversal of a previously recorded charge and a $5.9 million charge, respectively. These charges and reversals were based on changes in the market value of IDT Class B common stock through January 31, 2003 and January 31, 2002, respectively. Based on the closing price of IDT Class B Common Stock on January 31, 2003, our total liability to AT&T for the guarantee as of January 31, 2003 was $8.4 million, and based on the closing price of IDT Class B Common Stock on July 31, 2002, our total liability to AT&T for the guarantee as of July 31, 2002 was $5.3 million.

Other Sources and Uses of Resources

We intend to, where appropriate, make strategic acquisitions to expand our telecommunications businesses. These acquisitions could include, but are not limited to, acquisitions of telecommunications equipment, telecommunications network capacity, customer bases or other assets. From time to time, we evaluate potential acquisitions of companies, technologies, products and customer accounts that complement our businesses, particularly in light of the financial distress currently being encountered by many telecommunications firms. These conditions have resulted in the availability for sale of numerous strategic assets and businesses. We will also consider making appropriate acquisitions that would complement our Media segment’s portfolio of businesses. Consequently, we used approximately $2.0 million of our cash during the six months ended January 31, 2003, to acquire various investments in other companies compared to $64.5 used during the six months ended January 31, 2002. We plan to continue to evaluate acquisition opportunities as they are made available to us. In considering acquisitions, we will search for opportunities to profitably grow our existing businesses, to add qualitatively to the range of businesses in the IDT portfolio, and to supplement our existing network expansion plans through the timely purchase from third parties of necessary equipment. At this time, we cannot guarantee that we will be presented with acquisition opportunities that meet our return on investment (ROI) criteria, or that our efforts to acquire such companies that meet our criteria will be successful.

We believe that, based upon our present business plan, and due to the large balance of cash, cash equivalents and marketable securities we held as of January 31, 2003, our existing cash resources will be sufficient to meet our currently anticipated working capital and capital expenditure requirements and to fund any potential operating cash flow deficits within any of our divisions for at least the next twelve months. If our growth exceeds current expectations or if we acquire the business or assets of another company, we might need to raise additional capital from equity or debt sources. There can be no assurance that we will be able to raise such capital on favorable terms or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our anticipated expansion, which could have a material adverse effect on our business, financial condition and/or results of operations.

The following tables quantify our future contractual obligations and other commercial commitments, which consist primarily of capital and operating lease obligations as of January 31, 2003 (in millions):

Contractual Obligations

Payments Due by Period

	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Capital lease obligations	$74.5	$29.5	$34.4	$9.8	$0.8
Operating leases	466.2	110.8	100.2	101.5	153.7

Total contractual obligations	$540.7	$140.3	$134.6	$111.3	$154.5

Other Commercial Commitments

Payments Due by Period

	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Standby letters of credit	$32.3	$21.4	$8.8	$0.2	$1.9
Guarantees	3.3	0.2	—	—	3.1

Total commercial commitments	$35.6	$21.6	$8.8	$0.2	$5.0

Foreign Currency Risk

Revenues from our international operations accounted for approximately 23% of our consolidated revenues for the six months ended January 31, 2003. A significant portion of these revenues are in denominations other than the U.S. Dollar. Any foreign currency exchange risk that we are subject to is mitigated by our ability to offset the majority of these non dollar-denominated revenues with operating expenses that are paid in the same currencies. As such, the net amount of our exposure to foreign currency exchange rate changes is not material.

Recently Issued Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, An Amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, and the interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We will adopt the disclosure provisions of SFAS No. 148 beginning with the three and nine months ending April 30, 2003. The adoption of SFAS No. 148 will not have an impact on our results of operations or financial position, as we currently do not plan to change our method of accounting for stock-based compensation.

Item 3.     Quantitative and Qualitative Disclosures About Market Risks.

See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risks”, of our Annual Report on Form 10-K for the fiscal year ended July 31, 2002 for a discussion of our exposure to market risks. There was no significant change in those risks during the six months ended January 31, 2003.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

Incorporated by reference from Part I, Item I, Financial Statements (Unaudited), Note 9, captioned “Legal Proceedings.”

Item 2.     Changes in Securities and Use of Proceeds

Pursuant to a resolution adopted by the Board of Directors of the Company, the Company issued 33,445 shares of its Class B common stock, par value $.01 per share, in January 2003 to an outside consultant as compensation for services rendered on behalf of the Company.

This issuance was made under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, being a transaction not involving any public offering. No underwriters were involved in the issuance of the above-described securities.

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders (the “Meeting”) was held on December 11, 2002. The following matters were submitted to our stockholders for their vote, and the results of the vote taken at the Meeting were as follows:

1.	Five of our Class I Directors were elected for a term of three years.

(a) James A. Courter	45,658,977 votes for;	4,688,965 votes against;	0 abstentions;

(b) Stephen R. Brown	45,600,036 votes for;	4,767,906 votes against;	0 abstentions;

(c) Marc E. Knoller	45,600,036 votes for;	4,767,906 votes against;	0 abstentions;

(d) J. Warren Blaker	48,403,585 votes for;	1,944,357 votes against;	0 abstentions;

(e) William F. Weld	44,172,463 votes for;	364,778 votes against;	0 abstentions;

0 broker held non-voted shares.

2.	An Amendment to the Company’s 1996 Stock Option and Incentive Plan, as Amended and Restated (the “Plan”) was ratified. The Company’s stockholders approved an amendment to the Plan that increased the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 3,000,000 shares.

35,291,738 votes for;	7,992,186 votes against;	71,969 abstentions; and

6,992,051 broker held non-voted shares.

3.	The grant of options to purchase shares of the Company’s Class B common stock to certain officers and directors of the Company. The Company’s stockholders approved the grant of options to purchase up to an aggregate of 975,000 shares of the Company’s Class B common stock granted outside of the Plan to certain officers and directors of the Company.

38,135,342 votes for;	8,319,574 votes against;	110,567 abstentions; and

4,782,459 broker held non-voted shares.

4.	The appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending July 31, 2003 was ratified.

49,712,584 votes for;	574,017 votes against;	51,541 abstentions; and

0 broker held non-voted shares.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit Number		Description

3.02	*	Amended and Restated By-laws of IDT Corporation

10.61	*	Amended and Restated Value Guarantee Agreement, dated December 19, 2002, by and between IDT Corporation and AT&T Corp.

10.62	*	Assignment and Assumption Agreement, dated December 19, 2002, by and among IDT Investments, Inc., IDT Corporation and AT&T Corp.

10.63	*

Purchase Agreement, dated December 19, 2002, by and among AT&T Corp., ItelTech, LLC, IDT Corporation, IDT Investments, Inc., IDT Domestic-Union, LLC, Liberty Media Corporation, LMC Animal Planet, Inc., Liberty N2P II, Inc. and NTOP Holdings, LLC

99.1	(a)*	Certification of Chief Executive Officer

99.1	(b)*	Certification of Chief Financial Officer

*Filed herewith.

(b) Reports on Form 8-K.

On January 10, 2003, the Company filed a Current Report on Form 8-K announcing that it was changing the New York Stock Exchange ticker symbols of its common stock and its Class B common stock. As of the opening of trading on February 26, 2003, IDT’s common stock, which traded under the symbol IDT, was scheduled to trade under the symbol IDT.C. As of the opening of trading on March 19, 2003, IDT’s Class B common stock, which currently trades under the symbol IDT.B, will trade under the symbol IDT. As a result, there will be a three-week period when the ticker symbol “IDT” will not be used for either the common stock or the Class B common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT CORPORATION

March 14, 2003	By:	/s/ James A. Courter
James A. Courter Chief Executive Officer and Vice-Chairman (Principal Executive Officer)

March 14, 2003	By:	/s/ Stephen R. Brown
Stephen R. Brown Chief Financial Officer (Principal Financial Officer)

CERTIFICATION

of the Chief Executive Officer

I, James A. Courter, Chief Executive Officer of IDT Corporation (the “Company”), hereby certify that:

(1)	I have reviewed the report of the Company on Form 10-Q for the quarterly period ended January 31, 2003, as filed with the Securities and Exchange Commission (the “Report”);

(2)	Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

(3)	Based on my knowledge, the financial statements and other financial information included in the Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in the Report;

(4)	I, together with the other certifying officers, am responsible for establishing and maintaining disclosure controls and procedures for the Company and have:

(i)	Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which the Report was being prepared;

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

Date: March 14, 2003 /s/ James A. Courter
James A. Courter Chief Executive Officer

CERTIFICATION

of the Chief Financial Officer

I, Stephen R. Brown, Chief Financial Officer of IDT Corporation (the “Company”), hereby certify that:

(1)	I have reviewed the report of the Company on Form 10-Q for the quarterly period ended January 31, 2003, as filed with the Securities and Exchange Commission (the “Report”);

(2)	Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

(3)	Based on my knowledge, the financial statements and other financial information included in the Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in the Report;

(4)	I, together with the other certifying officers, am responsible for establishing and maintaining disclosure controls and procedures for the Company and have:

(i)	Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which the Report was being prepared;

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

Date: March 14, 2003

/s/ STEPHEN R. BROWN
Stephen R. Brown Chief Financial Officer