Form 10-Q
period 2003-04-30
IDT CORP
filed 2003-06-16
CIK 1005731

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended April 30, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-27898

IDT CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	22-3415036
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

520 Broad Street, Newark, New Jersey	07102
(Address of principal executive offices)	(Zip Code)

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

Common Stock, $.01 par value – 25,074,860 shares outstanding as of June 11, 2003 (excluding 5,419,963 treasury shares)

Class A common stock, $.01 par value – 9,816,988 shares outstanding as of June 11, 2003

Class B common stock, $.01 par value – 55,239,832 shares outstanding as of June 11, 2003 (excluding 4,019,163 treasury shares)

(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date)

IDT CORPORATION

PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS (UNAUDITED)

IDT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	April 30, 2003	July 31, 2002
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$243,415	$351,248
Marketable securities	794,259	658,731
Trade accounts receivable, net	133,127	126,153
Other current assets	88,199	65,291

Total current assets	1,259,000	1,201,423

Property, plant and equipment, net	288,070	250,631
Restricted cash	21,290	—
Goodwill	34,424	32,702
Licenses and other intangibles, net	24,310	25,503
Investments	39,471	58,903
Other assets	54,928	38,758

Total assets	$1,721,493	$1,607,920

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$97,760	$121,529
Accrued expenses	173,601	132,892
Deferred revenue	120,836	112,183
Capital lease obligations—current portion	25,318	22,960
Other current liabilities	33,412	11,866

Total current liabilities	450,927	401,430

Deferred tax liabilities, net	191,436	233,518
Capital lease obligations—long-term portion	38,502	45,398
Other liabilities	14,299	3,088

Total liabilities	695,164	683,434
Minority interests	162,184	54,956
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000,000; no shares issued	—	—
Common stock, $.01 par value; authorized shares—100,000,000; 25,147,360 and 24,988,597 shares issued at April 30, 2003 and July 31, 2002, respectively; 19,727,397 and 19,568,634 shares outstanding at April 30, 2003 and July 31, 2002, respectively	197	196
Class A common stock, $.01 par value; authorized shares—35,000,000; 9,816,988 shares issued and outstanding at April 30, 2003 and July 31, 2002	98	98
Class B common stock, $.01 par value; authorized shares—100,000,000; 55,044,832 and 54,009,844 shares issued at April 30, 2003 and July 31, 2002, respectively; 51,025,669 and 49,990,681 shares outstanding at April 30, 2003 and July 31, 2002, respectively	510	500
Additional paid-in capital	636,445	606,387
Deferred compensation	(7,907)	—
Treasury stock, at cost, consisting of 5,419,963 shares of common stock and 4,019,163 shares of Class B common stock	(153,713)	(153,713)
Accumulated other comprehensive loss	(4,369)	(2,675)
Retained earnings	392,884	418,737

Total stockholders’ equity	864,145	869,530

Total liabilities and stockholders’ equity	$1,721,493	$1,607,920

See notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
Revenues	$454,870	$401,653	$1,348,808	$1,114,887

Costs and expenses:
Direct cost of revenues (exclusive of items shown below)	347,117	319,002	1,036,172	879,607
Selling, general and administrative	104,967	106,409	316,863	266,501
Depreciation and amortization	22,349	16,745	65,279	46,840
Settlement by Net2Phone of litigation	—	—	(58,034)	—
Non-cash compensation	16,629	2,326	23,762	2,326
Restructuring, severance and impairment charges	1,707	—	9,033	2,781

Total costs and expenses	492,769	444,482	1,393,075	1,198,055

Loss from operations	(37,899)	(42,829)	(44,267)	(83,168)
Interest income, net	6,721	3,947	21,345	15,496

Other income (expense):
Gain on sale of subsidiary stock	22,422	—	22,422	—
Equity in loss of affiliates	—	(25,125)	(3,811)	(41,794)
Investment and other income (expense), net	(10,362)	(2,503)	(15,365)	(8,315)

Loss before minority interests, income taxes and cumulative effect of accounting change	(19,118)	(66,510)	(19,676)	(117,781)
Minority interests	(1,003)	(4,316)	(46,953)	(15,529)
Benefit from income taxes	10,818	21,233	40,776	55,173

Loss before cumulative effect of accounting change	(9,303)	(49,593)	(25,853)	(78,137)
Cumulative effect of accounting change, net of income taxes of $3,525	—	—	—	(146,983)

Net loss	$(9,303)	$(49,593)	$(25,853)	$(225,120)

Earnings per share:
Loss before cumulative effect of accounting change:
Basic	$(0.12)	$(0.64)	$(0.32)	$(1.06)
Diluted	$(0.12)	$(0.64)	$(0.32)	$(1.06)
Cumulative effect of accounting change, net of income taxes:
Basic	$—	$—	$—	$(2.00)
Diluted	$—	$—	$—	$(2.00)
Net loss:
Basic	$(0.12)	$(0.64)	$(0.32)	$(3.06)
Diluted	$(0.12)	$(0.64)	$(0.32)	$(3.06)
Weighted-average number of shares used in calculation of earnings per share:
Basic	80,262	76,938	79,808	73,592

Diluted	80,262	76,938	79,808	73,592

See notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended April 30,
	2003	2002
Net cash provided by operating activities	$12,845	$16,249

Investing activities
Purchases of property, plant and equipment	(51,436)	(28,286)
Issuance of notes receivable	(6,971)	(8,949)
Purchases of investments	(10,348)	(44,974)
Acquisitions	—	(33,465)
Increase in cash from consolidation of Net2Phone	41,266	—
Purchases of marketable securities	(1,741,131)	(529,351)
Sales and maturities of marketable securities	1,648,484	260,855

Net cash used in investing activities	(120,136)	(384,170)

Financing activities
Proceeds from exercise of stock options	10,046	44,471
Repayments of capital lease obligations	(19,509)	(15,305)
Repurchases of common stock and Class B common stock	—	(15,639)
Proceeds from sales of subsidiaries stock	25,000	30,000
Distributions to minority shareholders of subsidiaries	(16,079)	(13,708)

Net cash (used in) provided by financing activities	(542)	29,819

Net decrease in cash and cash equivalents	(107,833)	(338,102)
Cash and cash equivalents, beginning of period	351,248	1,091,071

Cash and cash equivalents, end of period	$243,415	$752,969

Supplemental schedule of non-cash investing and financing activities
Purchases of property, plant and equipment through capital lease obligations	$9,298	$34,007

Issuance of Class B common stock for acquisitions	$—	$30,764

See notes to condensed consolidated financial statements.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation. Operating results for the three-month and nine-month periods ended April 30, 2003 are not necessarily indicative of the results that may be expected for the year ending July 31, 2003. The balance sheet at July 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2002, as filed with the United States Securities and Exchange Commission.

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a Fiscal Year refers to the Fiscal Year ending in the calendar year indicated (e.g., Fiscal 2003 refers to the Fiscal Year ending July 31, 2003).

Note 2—Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, An Amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of FASB Statement No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. During the third quarter of Fiscal 2003, the Company adopted the disclosure provisions of SFAS No. 148, effective as of the beginning of the fiscal year.

The Company continues to account for its employee stock options under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net loss, as reported	$(9,303)	$(49,593)	$(25,853)	$(225,120)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects and minority interests	8,397	1,396	9,974	1,396
Deduct: Total stock-based employee compensation expense determined under the fair value based method of accounting for all awards, net of related tax effects and minority interests	(17,641)	(6,147)	(31,510)	(16,801)

Pro forma net loss	$(8,549)	$(54,344)	$(47,389)	$(240,526)

Earnings per share:
Basic—as reported	$(0.12)	$(0.64)	$(0.32)	$(3.06)

Basic—pro forma	$(0.23)	$(0.71)	$(0.59)	$(3.27)

Diluted—as reported	$(0.12)	$(0.64)	$(0.32)	$(3.06)

Diluted—pro forma	$(0.23)	$(0.71)	$(0.59)	$(3.27)

Note 3—Consolidation of Net2Phone

Until August 2000, the Company provided Internet telephony services through its majority owned subsidiary Net2Phone, Inc. On August 11, 2000, the Company completed the sale of 14.9 million shares of Net2Phone’s Class A common stock held by it, at a price of $75 per share, to AT&T Corporation. In addition, AT&T purchased four million newly-issued shares of Class A common stock from Net2Phone at a price of $75 per share. These transactions reduced the voting stake of IDT in Net2Phone from approximately 56% to 21% and its economic stake in Net2Phone from approximately 45% to 16%. In recognition of these transactions, the Company deconsolidated Net2Phone effective August 11, 2000. Accordingly, the Company accounted for its investment in Net2Phone subsequent to the deconsolidation using the equity method of accounting.

On October 23, 2001, IDT, Liberty Media Corporation and AT&T formed a limited liability company (“LLC”), which through a series of transactions among IDT, Liberty Media and AT&T held an aggregate of 28.9 million shares of Net2Phone’s Class A common stock, representing approximately 48% of Net2Phone’s outstanding capital stock. Because the LLC holds Class A common stock with two votes per share, the LLC has approximately 65% of the shareholder voting power in Net2Phone. IDT holds the controlling membership interest in the LLC and is the managing member of the LLC. The operating agreement of the LLC provides unilateral liquidation rights to each of its members whereby any member of the LLC may cause the LLC to liquidate and dissolve by providing written notice at any time on or after January 1, 2004 to the other LLC members of its desire to cause such liquidation and dissolution. Since the LLC can be liquidated and dissolved at any time on or after January 1, 2004, the Company’s control of the LLC is deemed to be temporary. Accordingly, through July 31, 2002, the Company continued to account for its investment in the LLC using the equity method.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. SFAS No. 144 also amends Accounting Research Bulletins (“ARB”) No. 51,

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Financial Statements, as amended by SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. IDT adopted SFAS No. 144 as of August 1, 2002, and thus no longer accounts for its investment in Net2Phone under the equity method of accounting. Therefore, effective August 1, 2002, IDT reconsolidated its investment in Net2Phone. The consolidation resulted in the inclusion by IDT of Net2Phone’s results of operations, financial position and cash flows beginning August 1, 2002. This change in accounting does not change the net income or loss that would have been reported had the Company continued to account for its investment in Net2Phone under the equity method of accounting. On a pro forma basis, the combined revenues of IDT and Net2Phone, as if the consolidation had occurred as of August 1, 2001, after giving effect to the elimination of intercompany transactions, would have been $419.4 million and $1,174.7 million, for the three and nine months ended April 30, 2002, respectively.

Pursuant to the operating agreement of the LLC, AT&T received 29 Class A units of the LLC, and had the right to put 6 of these units to IDT and 23 of these units to Liberty Media after one year. On October 29, 2002, AT&T exercised its put rights and sold all of its Class A units to IDT and Liberty Media for a nominal amount. As a result of this transaction, AT&T is no longer a member of the LLC. IDT continues to hold the controlling membership interest in the LLC and is the managing member of the LLC. As of April 30, 2003, IDT’s effective equity investment in Net2Phone (through the LLC) was 18.6%. Accordingly, the Company recorded in minority interests the 81.4% of Net2Phone’s results attributable to the remaining shareholders of Net2Phone.

Note 4—Business Segment Information

The Company has five reportable business segments: Wholesale Telecommunications Services, Retail Telecommunications Services, IDT Solutions, Internet Telephony, and Media. The operating results of these business segments are distinguishable and are regularly reviewed by the Company’s chief operating decision maker.

The Wholesale Telecommunications Services business segment consists of wholesale carrier services provided to other long distance carriers. The Retail Telecommunications Services business segment includes domestic and international prepaid, rechargeable and private label calling cards, and consumer long distance services to individuals and businesses. The IDT Solutions business segment, which commenced operations in December 2001 upon the acquisition of assets from Winstar Communications, Inc. and certain of its subsidiaries (“Old Winstar”), operates through Winstar Holdings, LLC as a competitive local exchange carrier (“CLEC”) using fixed wireless technology to provide local and long distance phone services, and high speed Internet and data communications solutions. The Internet Telephony business segment reflects the results of the Company’s reconsolidated subsidiary, Net2Phone, effective August 1, 2002, which is a provider of voice over Internet Protocol, or VoIP, telephony products and services. The Media business segment operates several media and entertainment-related businesses, most of which are currently in the early stages of development.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Wholesale Telecommunications Services	Retail Telecommunications Services	IDT(1) Solutions	Internet Telephony(2)	Media	Corporate	Total
Three Months Ended April 30, 2003
Revenues	$109,156	$299,865	$20,766	$19,585	$5,498	$—	$454,870
Segment operating income (loss)	(6,081)	21,761	(19,625)	(9,830)	(2,278)	(21,846)	(37,899)
Three Months Ended April 30, 2002
Revenues	78,963	285,436	33,095	—	4,159	—	401,653
Segment operating income (loss)	(6,540)	19,079	(43,863)	—	(5,003)	(6,502)	(42,829)
Nine Months Ended April 30, 2003
Revenues	$288,178	$914,870	$65,933	$63,357	$16,470	$—	$1,348,808
Segment operating income (loss)	(22,708)	66,060	(67,493)	25,672	(6,406)	(39,392)	(44,267)
Nine Months Ended April 30, 2002
Revenues	221,509	825,503	52,269	—	15,606	—	1,114,887
Segment operating income (loss)	(25,349)	42,001	(62,996)	—	(17,234)	(19,590)	(83,168)

(1)	IDT acquired the assets currently held by Winstar (through which the IDT Solutions segment operates) in December 2001. Accordingly, results of operations for the nine months ended April 30, 2002 for the IDT Solutions segment reflect only the period that the Company owned and operated the Winstar assets.
(2)	For the three and nine months ended April 30, 2002, IDT reported its share of the net loss of its Internet Telephony segment, which consists of its investment in Net2Phone, under the equity method of accounting. Accordingly, IDT recorded $25.1 million and $41.8 million for these periods, respectively, as equity in loss of affiliates within other income (expense). During the periods in which IDT accounted for its investment in Net2Phone using the equity method, the Company’s chief operating decision maker evaluated the performance of IDT’s Internet Telephony segment based primarily on its cash, cash equivalents and marketable securities balances and on its net cash used in operating activities. As of April 30, 2002, the balance of cash, cash equivalents and marketable securities of Net2Phone was $121.9 million. For the nine months ended April 30, 2002, net cash used in operating activities was $79.5 million.

Note 5—Earnings Per Share

The Company computes earnings per share under the provisions of SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

share except that the number of shares is increased assuming exercise of potentially dilutive stock options and contingently issuable shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. For the periods reported in the condensed consolidated financial statements included in this report, the diluted earnings per share amounts equal basic earnings per share because the Company had net losses and the impact of the assumed exercise of stock options and contingently issuable shares would have been anti-dilutive.

Note 6—Comprehensive Loss

The Company’s comprehensive loss consists of the following (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
Net loss	$(9,303)	$(49,593)	$(25,853)	$(225,120)
Foreign currency translation adjustments	(406)	3,977	(654)	(1,470)
Unrealized losses in available-for-sale securities	(1,566)	(489)	(1,040)	(923)

Comprehensive loss	$(11,275)	$(46,105)	$(27,547)	$(227,513)

Note 7—Winstar Acquisition

On December 19, 2001, the Company, through a subsidiary, acquired the core domestic telecommunications assets of Old Winstar in connection with Old Winstar’s bankruptcy proceedings pending before the United States Bankruptcy Court for the District of Delaware. The acquiring subsidiary was subsequently renamed Winstar Holdings, LLC. Winstar operates as a CLEC using fixed wireless technology to provide local and long distance phone services, and high speed Internet and data communications solutions. The Company currently offers the Winstar services under the name IDT Solutions.

The purchase price for the Old Winstar assets consisted of $30.0 million in cash, $12.5 million in newly issued shares of IDT Class B common stock and 5% of the common equity interests in Winstar (the remaining 95% of the common equity interests as well as all of the preferred equity interests in Winstar were owned by IDT). The acquisition was accounted for under the purchase method of accounting. The results of operations of Winstar have been included in the Company’s consolidated statements of operations since the date of acquisition.

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

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended April 30, 2002	Nine Months Ended April 30, 2002
	(in thousands, except per share data)
Revenues	$401,653	$1,187,587
Loss before cumulative effect of accounting change	$(49,593)	$(126,424)
Net loss	$(49,593)	$(273,407)
Earnings per share:
Loss before cumulative effect of accounting change
Basic	$(0.64)	$(1.69)
Diluted	$(0.64)	$(1.69)
Net loss
Basic	$(0.64)	$(3.66)
Diluted	$(0.64)	$(3.66)
Weighted-average number of shares used in calculation of earnings per share:
Basic	77,334	74,747

Diluted	77,334	74,747

Note 8—Amendment of Stock Options

On April 25, 2003, all then outstanding stock options exercisable for shares of the Company’s common stock (which were exercisable for an aggregate of 1.9 million shares) were amended to instead be exercisable for an equal number of shares of the Company’s Class B common stock. Because these options were originally recorded under APB No. 25, a new measurement date was triggered and the options were required to be accounted for under the intrinsic value method of accounting. As a result, the Company recorded a non-cash compensation charge for the three and nine months ended April 30, 2003 of $13.7 million for the modification of the options.

On April 25, 2003, the Board of Directors also authorized that shares of Class B common stock held as treasury stock be allocated for issuance in connection with the above stock option amendments.

Note 9—Recently Issued Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made: as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133; in connection with other FASB projects dealing with financial instruments; and regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an “underlying” and the characteristics of a derivative that contains financing components.

SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements. These changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provisions of this standard are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The Company believes that the adoption of this standard will not have a material impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments consists of obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

In addition to requirements for classification and measurement of financial instruments, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective from the start of the first interim period beginning after June 15, 2003. The Company believes that the adoption of this standard will not have a material impact on the Company’s results of operations or financial position.

Note 10—Legal Proceedings

Certain legal proceedings in which the Company is involved are described in the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2003. The following discussion is limited to recent developments concerning the Company’s legal proceedings and should be read in conjunction with such earlier Quarterly Report. Unless otherwise indicated, all legal proceedings discussed in the Company’s earlier Quarterly Report remain outstanding.

With respect to the Company’s complaint against Telefonica S.A., Terra Networks, S.A., Terra Networks, U.S.A., Inc. and Lycos, Inc., the Company filed a motion on May 16, 2003 to compel the defendants to produce documents under the crime-fraud exception of the attorney-client and work product privilege. Oral argument on this motion is scheduled for August 7, 2003.

With respect to the Company’s statement of claim with the American Arbitration Association naming Telefonica Internacional, S.A. as the Respondent, the parties filed post-hearing briefs on April 4, 2003 and reply briefs were filed on May 8, 2003.

With respect to the summons and complaint filed on or about July 25, 2002 by PT-1 Communications against the Company, the parties held a status conference before the judge on April 3, 2003. The Company filed a motion for a stay to enjoin this proceeding based upon a filing by The Continuing Creditors’ Committee of Star Telecommunications, Inc. of a near-identical adversary proceeding against the Company in the United States Bankruptcy Court for the District of Delaware. The motion was denied on May 15, 2003.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

With respect to the complaint filed by Mark B. Aronson in the Court of Common Pleas of Allegheny County, Pennsylvania, seeking certification of a class consisting of consumers who were charged a fee when IDT switched underlying carriers from Global Crossing Ltd. to AT&T, the Court denied the plaintiff’s motion to remand the case to the State court and granted the Company’s motion to transfer the case to the Federal Communications Commission (the “FCC”). The Company filed a petition with the FCC on April 30, 2003.

With respect to the Morris Amsel and the Ana Cardoso and Maria Calado matters relating to the Company’s calling cards, on May 19, 2003 the Company filed an application with the Multi-District Litigation Panel seeking to consolidate these matters.

With respect to the suit filed by Winstar against Superior Logistics Management Services, Inc. in the U.S. District Court for the Eastern District of Virginia, the parties entered into a settlement agreement that entitles Winstar to receive 10% of the sales price of any sales of certain equipment by Superior, and provides Winstar with purchase options at 6 and 9 months from May 7, 2003 for various equipment that was the subject of the suit and stored by Superior, at the price of $0.035 per $1.00 of the original cost to Superior or its entities that are now in Chapter 7 bankruptcy.

With respect to the Univance Telecommunications, Inc. and Univance Marketing Group, Inc. (collectively the “Univance Debtors”) bankruptcy matter, the parties resolved this matter and the Univance Debtors and Winstar entered into an agreement dated March 19, 2003, pursuant to which the Univance Debtors will continue to provide services to Winstar. The parties will seek Bankruptcy Court approval of the agreement.

On or about February 5, 2002, a complaint was filed by Solomon Bitton against the Company in the Superior Court of the State of New Jersey, Bergen County, seeking certification of a class consisting of New Jersey residents who allegedly purchased the Company’s pre-paid calling cards and were charged any fee that was not specifically disclosed on the card packaging prior to purchase. The damages sought have not yet been quantified. The Company served answers to the complaint on April 3, 2003 and are in the process of providing initial discovery responses.

On or about March 12, 2003, a complaint was filed by the Continuing Creditors’ Committee of Star Telecommunications, Inc. for itself and on behalf of the Star Creditors’ Liquidating Trust (“Star”) against the Company in the United States Bankruptcy Court for the District of Delaware. Star seeks (a) to void and recover damages for certain fraudulent transfers of property of Star’s bankruptcy estate pursuant to the pre-petition sale of certain assets to the Company, and (b) to recover damages for unjust enrichment pursuant to said sale. The Company has not been served with the complaint and Star has not taken any action to prosecute the claims against the Company. The Company filed a motion for a stay or to enjoin this proceeding based upon the fact that this proceeding is nearly-identical to the adversary proceeding previously filed by PT-1 Communications against the Company in the United States Bankruptcy Court for the Eastern District of New York, which motion was denied.

On April 15, 2003, Network Communications of Indiana (“NCI”) filed a four-count complaint in the Superior Court in Marion County, Indiana, against the Company, seeking $8.7 million in damages. NCI signed a Non-Exclusive High Volume Independent Agent Marketing Agreement with Winstar Wireless, Inc., on February 1, 1999. On April 18, 2001, Winstar Wireless, Inc., and various other affiliates (“Debtors”) filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the District of Delaware. On December 19, 2001, an affiliate of the Company purchased various assets of the Debtors. NCI alleges that the Company, as a result of allegedly acquiring certain assets of the Debtor including alleged network customer lists: (a) misappropriated NCI’s customer lists, (b) unlawfully converted NCI’s customer lists, (c) unfairly competed with NCI’s business,

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and (d) tortiously interfered with contracts between NCI and NCI’s customers. The case has been removed to the United States District Court for the Southern District of Indiana, Indianapolis Division, and the Company has an extension to answer or otherwise plead until June 23, 2003.

On or about April 26, 2003, the Company was served with a petition filed by Powell Palmares in the District Court of Nueces County, Texas, 105th Judicial District. The Company is not the only defendant in this action. In his petition, the plaintiff names numerous additional defendants, including Oblio Telecom, Northern California Telecommunications, Locus Telecommunications, Star Telecom Network, Astral Communications, Pacific Telecard, and Advanced Telecom Solutions. The plaintiff is seeking certification of a class consisting of all persons in Texas who allegedly purchased and used IDT’s pre-paid calling cards and made calls to, or from, cellular telephone equipment. The damages sought have not yet been quantified. The Company filed its answer on June 2, 2003.

The Company is subject to other legal proceedings and claims which arise in the ordinary course of our business and have not been finally adjudicated. Although there can be no assurances in this regard, in the opinion of the Company’s management, such proceedings, as well as the aforementioned actions, will not have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Note 11—Settlement by Net2Phone of Litigation

On March 19, 2002, Net2Phone and its ADIR Technologies, Inc. subsidiary filed suit in the United States District Court for the District of New Jersey against Cisco Systems, Inc. and a Cisco executive who had been a member of ADIR’s board of directors. The suit arose out of the relationships that had been created in connection with Cisco’s and Net2Phone’s original investments in ADIR and out of ADIR’s subsequent purchase of NetSpeak, Inc. in August 2001. Net2Phone and ADIR settled the suit and all related claims against Cisco and the Cisco executive in exchange for: (i) the transfer, during the first quarter of Fiscal 2003, to Net2Phone of Cisco’s and Softbank Asia Infrastructure Fund’s respective 11.5% and 7.0% interests in ADIR, and (ii) the payment by Cisco, during such quarter, of $19.5 million to Net2Phone and ADIR. As a result of this settlement, Net2Phone recognized for the quarter ended October 31, 2002, a gain of $58.4 million consisting of (i) a $38.9 million reduction in minority interests as a result of the transfer of the ADIR shares and (ii) the receipt of settlement proceeds of $19.5 million. During the second quarter of Fiscal 2003, Net2Phone approved and therefore recorded an additional $0.4 million in executive compensation expense directly related to the Cisco settlement.

Note 12—Gain on Sale of Subsidiary Stock

On April 17, 2003, a subsidiary of Liberty Media purchased from IDT Media 88.235 newly-issued shares of IDT Media’s Class A common stock, at a price of $283,334 per share, representing an aggregate cash purchase price of $25.0 million. IDT Media operates several media and entertainment-related businesses, most of which are currently in the early stages of development. As a result of this sale of subsidiary stock, the Company’s ownership percentage in IDT Media decreased from 100% to 94.4%.

The Company has historically accounted for sales of stock of its subsidiaries in accordance with Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary, which permits the Company to record the excess of its carrying value in the equity of its subsidiaries as a gain. Accordingly, in connection with this sale, the Company recognized a gain of $22.4 million. Deferred taxes of $9.0 million have been provided on the gain.

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

Overview

General

IDT Corporation, through our IDT Telecom segment, provides telecommunications services and products to retail and wholesale customers worldwide, including prepaid, private label and rechargeable calling cards, wholesale carrier services and consumer long distance services. We deliver our telecommunications services over a network consisting of more than 200 switches in the United States, Europe and South America. We also own and lease capacity on 16 undersea fiber-optic cables that connect our U.S. facilities with our international facilities and with third-party facilities in Europe, Latin America and Asia. We derive a majority of our revenues from IDT Telecom.

Our Winstar segment, which operates under the name IDT Solutions, offers broadband and telephony services to commercial and governmental customers through its fixed-wireless and fiber infrastructure. We also operate, through our IDT Media segment, several media and entertainment-related businesses, most of which are currently in the early stages of development. IDT Media primarily comprises five business lines: radio, animation, brochure distribution, video-to-desktop delivery, and call center services. Effective August 1, 2002, we reconsolidated Net2Phone, which is a provider of voice over Internet Protocol, or VoIP, telephony products and services.

Outlook

In recent years, we have derived the majority of our revenues from IDT Telecom’s businesses, consisting primarily of our Retail Telecommunications Services segment, which markets prepaid, private label and rechargeable calling cards and consumer long distance services, and our Wholesale Telecommunications Services segment, which markets wholesale carrier services. These businesses have accounted for the bulk of our operating expenses as well (excluding impairment charges).

Throughout the remainder of Fiscal 2003, we anticipate increased growth in our wholesale carrier revenues. We anticipate growth in IDT Telecom’s Retail Telecommunications Services revenues as well, and we expect Retail Telecommunications Services revenues to continue to account for approximately 70%-75% of IDT Telecom’s total revenues in the coming quarters.

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

Since our acquisition of the Winstar assets in December 2001, the IDT Solutions segment has experienced working capital deficits. We have restructured Winstar’s operations by undertaking significant cost saving measures, including the downsizing of the Winstar network and a significant reduction in headcount, aimed at reducing the working capital deficit. However, at this time, we expect IDT Solutions to continue to generate operating losses and to require funding for its capital expenditure needs for the foreseeable future. We expect IDT Solutions to continue to reduce its operating losses throughout the remainder of Fiscal 2003, aided by a combination of increased revenues and continued cost saving measures.

We have also been developing various new businesses within our Media segment. We anticipate that Media will continue to incur significant costs related to its existing and other new businesses. The timing and magnitude of further revenues and/or operating profits from these new businesses remains uncertain. In May 2003, Media’s Digital Production Solutions unit (which operates Media’s animation business line) acquired a controlling interest in Film Roman, Inc., an independent animation company, through the purchase of newly-issued shares of Film Roman common stock. For the year ended December 31, 2002, Film Roman reported revenues of $43.3 million and a net loss of $8.6 million. In the upcoming quarters, the results of operations of our IDT Media segment will include the consolidation of Film Roman.

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

In order to enable a straightforward comparison between the three and nine months of Fiscal Year 2003 and the three and nine months of Fiscal Year 2002, and to provide a better understanding of IDT’s core operating results for the three and nine months of Fiscal Year 2003, this Form 10-Q presents, as additional information, some financial figures excluding the IDT Solutions segment and Net2Phone. The Winstar assets, through which our IDT Solutions segment operates, were acquired during the second quarter of Fiscal Year 2002, and contributed to revenues for only part of that quarter, and Net2Phone was not consolidated during Fiscal Year 2002.

Three Months Ended April 30, 2003 Compared to Three Months Ended April 30, 2002

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, certain adjustments are properly not reflected in the operating business segments discussions, but are only reflected in our Consolidated discussion.

Consolidated

Revenues.    Our revenues increased 13.2%, from $401.7 million in the three months ended April 30, 2002 to $454.9 million in the three months ended April 30, 2003. The increase is due primarily to the significant growth in our telecommunications minutes of use and the reconsolidation of Net2Phone. Excluding revenues from our Internet Telephony segment, consisting of Net2Phone, which was reconsolidated effective August 1, 2002, our revenues increased 8.4%, to $435.3 million in the three months ended April 30, 2003. The increase in our consolidated revenues (excluding Internet Telephony) is mainly attributable to a 12.2% increase in IDT Telecom’s revenues. The growth in IDT Telecom’s revenues primarily resulted from a 43.3% growth in minutes of use (excluding minutes related to our consumer long distance business, which are not carried through our own network) from 3.0 billion in the three months ended April 30, 2002 to 4.3 billion in the three months ended April 30, 2003.

Direct Cost of Revenues.    Direct cost of revenues increased by 8.8%, from $319.0 million in the three months ended April 30, 2002 to $347.1 million in the three months ended April 30, 2003. The increase is due primarily to the growth in our telecommunications minutes of use and the reconsolidation of Net2Phone. Excluding direct cost of revenues from our Internet Telephony segment, direct cost of revenues increased 5.7% to $337.2 million in the three months ended April 30, 2003. As a percentage of total revenues, direct costs decreased from 79.4% in the three months ended April 30, 2002 to 76.3% in the three months ended April 30, 2003 (and decreased to 77.5% excluding our Internet Telephony segment). The decline in direct costs as a percentage of revenues is attributable to overall higher revenues due to the growth of minutes-of-use and because of continued operating efficiency gains and lower prices from suppliers.

Selling, General and Administrative.    Selling, general and administrative expenses decreased 1.3%, from $106.4 million in the three months ended April 30, 2002 to $105.0 million in the three months ended April 30, 2003. Excluding selling, general and administrative expenses from our Internet Telephony segment, selling, general and administrative expenses decreased 13.3% to $92.2 million in the three months ended April 30, 2003. As a percentage of total revenues, selling, general and administrative expenses decreased from 26.5% in the three months ended April 30, 2002 to 23.1% in the three months ended April 30, 2003 (and decreased to 21.2% excluding our Internet Telephony segment). Selling, general and administrative expense declined as a percentage of revenues due primarily to the significant growth in our revenues for the three months ended April 30, 2003.

We anticipate that selling, general and administrative expenses will increase in dollar terms in the future, and will continue to be a significant percentage of total revenues, as we expand both IDT Telecom’s businesses and our Media businesses.

Depreciation and Amortization.    Depreciation and amortization expense increased 33.5%, from $16.7 million in the three months ended April 30, 2002 to $22.3 million in the three months ended April 30, 2003. Excluding depreciation and amortization expense from our Internet Telephony segment, depreciation and amortization expense increased 19.7%, to $20.0 million in the three months ended April 30, 2003, primarily as a result of our higher fixed asset base during the three months ended April 30, 2003, reflecting the expansion of our telecommunications network infrastructure and facilities. As a percentage of revenues, depreciation and amortization expense increased from 4.2% in the three months ended April 30, 2002 to 4.9% in the three months ended April 30, 2003 (and to 4.6% excluding our Internet Telephony segment). Depreciation and amortization expense increased, as a percentage of revenues, due primarily to the expansion of our telecommunications network infrastructure and facilities. We anticipate that depreciation expense will continue to increase in absolute dollars, as we continue to add to our asset base, particularly in IDT Telecom’s businesses, as we implement our growth strategy.

Non-cash Compensation.    Non-cash compensation charges were $2.3 million in the three months ended April 30, 2002, compared to $16.6 million in the three months ended April 30, 2003. Refer to the respective sections of the IDT Telecom, IDT Solutions, Internet Telephony and Corporate segments for a full discussion on non-cash compensation charges.

Restructuring, Severance and Impairment Charges.    Restructuring, severance and impairment charges were $1.7 million in the three months ended April 30, 2003. Refer to the respective section of the Internet Telephony segment for a full discussion on restructuring, severance and impairment charges.

Loss from Operations.    Our loss from operations was $42.8 million in the three months ended April 30, 2002, compared to $37.9 million in the three months ended April 30, 2003. Excluding $9.8 million of loss from operations from our Internet Telephony segment, our loss from operations was $28.1 million for the three months ended April 30, 2003. The reduction in our loss from operations (excluding our Internet Telephony segment) was due primarily to IDT Telecom’s increased revenues and gross margins, partially offset by one-time non-cash compensation charges.

Interest.    Net interest income was $3.9 million in the three months ended April 30, 2002, compared to net interest income of $6.7 million in the three months ended April 30, 2003.

Other Income (Expense).    Other income (expense) amounted to an expense of $27.6 million in the three months ended April 30, 2002, compared to income of $12.0 million in the three months ended April 30, 2003. Included in other income (expense) in the three months ended April 30, 2003, was a charge of $1.6 million related to an obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T, and net losses from other investments totaling $8.8 million.

On April 17, 2003, a subsidiary of Liberty Media purchased from IDT Media 88.235 newly-issued shares of IDT Media’s Class A common stock, at a price of $283,334 per share, representing an aggregate cash purchase price of $25.0 million. As a result of this sale of subsidiary stock, our ownership percentage in IDT Media decreased from 100% to 94.4%. In connection with this sale, we recognized a gain of $22.4 million during the three months ended April 30, 2003.

Included in other expense in the three months ended April 30, 2002 were losses of $25.1 million associated with recording our pro-rata share of Net2Phone’s net losses through the equity method of accounting, a $2.2 million charge related to an obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T, and net losses from other investments totaling $0.3 million.

Minority Interests.    Minority interests were $4.3 million and $1.0 million for the three months ended April 30, 2002 and 2003, respectively. The $3.3 million decrease in minority interest income was primarily attributable to the reconsolidation of Net2Phone, of which we own 18.6% as of April 30, 2003. Accordingly, we recorded in minority interests the 81.4% of Net2Phone’s results attributable to the remaining shareholders of Net2Phone.

Income Taxes.    We recorded an income tax benefit of $21.2 million in the three months ended April 30, 2002, compared to an income tax benefit of $10.8 million in the three months ended April 30, 2003.

Net Loss.    Our consolidated net loss was $49.6 million in the three months ended April 30, 2002 compared to a consolidated net loss of $9.3 million in the three months ended April 30, 2003. The recording of a net loss in the three months ended April 30, 2003 and 2002 was a result of the combined factors for each of the segments discussed below, as well as those items detailed above.

IDT Telecom—Retail Telecommunications Services and Wholesale Telecommunications Services Segments

Revenues.    IDT Telecom’s revenues increased 12.2%, from $364.4 million in the three months ended April 30, 2002 to $409.0 million in the three months ended April 30, 2003.

IDT Telecom’s revenues increased primarily as a result of a 43.3% growth in minutes of use (excluding minutes related to our consumer long distance business, which are not carried through our own network) from 3.0 billion in the three months ended April 30, 2002 to 4.3 billion in the three months ended April 30, 2003. IDT Telecom experienced growth in minutes of use in both its Retail Telecommunications Services and Wholesale Telecommunications Services segments, in both the U.S. and international operations. IDT Telecom’s minutes of use grew at a faster rate than did its revenues, reflecting a decline in its average revenue-per-minute, from $0.110 during the three months ended April 30, 2002 to $0.084 in the three months ended April 30, 2003. IDT Telecom’s decrease in its average revenue-per-minute is due to a number of factors, including (i) continued competition in both retail and wholesale markets, and (ii) introduction of new calling cards.

Revenues from IDT Telecom’s Retail Telecommunications Services segment increased 5.1%, from $285.4 million in the three months ended April 30, 2002 to $299.9 million in the three months ended April 30, 2003. Of this total growth of 5.1%, 2.1% came as a result of increased sales of cards and 3.0% came as a result of higher consumer long distance revenues. As a percentage of IDT Telecom’s overall revenue, Retail Telecommunications Services’ revenues decreased from 78.3% in the three months ended April 30, 2002 to 73.3% in the three months ended April 30, 2003, as revenues from our Wholesale Telecommunications Services segment grew at a faster rate than did our retail businesses revenues. IDT Telecom’s calling card sales increased 2.1%, from $255.3 million in the three months ended April 30, 2002 to $260.7 million in the three months ended April 30, 2003. This increase was primarily generated by the introduction of several new calling cards. A new card is generally introduced with attractive low per-minute pricing, which is gradually increased as the card gains acceptance and builds market share. The increase in new card introductions was part of IDT’s plan to aggressively seek market share in both its traditional Northeast U.S. markets, as well as in several other key areas, such as California, Florida and Texas. In addition, the growth in our calling card revenues resulted from the expansion of our distribution network beyond our traditional Northeastern U.S. territory, as well as the continued strong growth of European operations, both in our U.K. market as well as in other markets such as Spain, Germany and the Netherlands. Throughout the quarter, several of the recently-launched cards entered the higher-margin, more profitable stages of their lifecycles, resulting in higher overall calling card margins in the United States, when compared to the second quarter of Fiscal 2003.

Calling card sales as a percentage of IDT Telecom’s Retail Telecommunications Services revenues decreased from 89.5% in the three months ended April 30, 2002 to 86.9% in the three months ended April 30, 2003, as revenues from consumer long distance services grew at a faster rate than did calling card revenues. Revenues from consumer long distance services, in which we act as a switchless reseller of another company’s network, experienced significant growth in the three months ended April 30, 2003, with revenues increasing 31.3%, from $29.7 million in the three months ended April 30, 2002 to $39.0 million in the three months ended

April 30, 2003. The consumer long distance revenue increase is attributable to the continued growth of our flat-rate, $0.05 a minute long distance calling plan, which has been driven by increased marketing expenditures, resulting in a significant increase in the number of consumer long distance customers. At April 30, 2003, we had approximately 622,000 active customers for our consumer long distance services, compared to approximately 409,000 customers at April 30, 2002. Beginning in early Fiscal 2003, we significantly increased the marketing and advertising expenditures of our consumer long distance business, in an attempt to accelerate the growth of our customer base. These expenditures, while reducing consumer long distance operating profits in the near term, are expected to lead to a rise in the number of active customers, revenues and profits over the longer term. In addition, as our customer base has grown, we have begun to place an increased emphasis on customer retention initiatives. Accordingly, our marketing efforts for our consumer long distance business is now focused on customer retention and increasing the average revenue per customer, in addition to attracting new customers.

Revenues from IDT Telecom’s other Retail Telecommunications Services businesses, consisting primarily of call reorigination services, amounted to $0.5 million in the three months ended April 30, 2002, versus $0.2 million in the three months ended April 30, 2003.

IDT Telecom’s Wholesale Telecommunications Services revenues increased 38.2%, from $79.0 million in the three months ended April 30, 2002 to $109.2 million in the three months ended April 30, 2003. As a percentage of IDT Telecom’s total revenues, Wholesale Telecommunications Services revenues increased from 21.7% in the three months ended April 30, 2002 to 26.7% in the three months ended April 30, 2003. The increase in revenues resulted from the growth in wholesale carrier minutes, despite a significant decline in the average revenue-per-minute. In recent years, IDT Telecom’s wholesale carrier business has curtailed or ceased completely its sales to financially unstable carriers. During the three months ended April 30, 2003, IDT Telecom continued to rebuild its customer base through the addition of new customers and by increasing sales to its larger, more financially stable customers. Increased sales to international telecom carriers accounted for the bulk of the growth in revenues and gross profits during the quarter.

Direct Cost of Revenues.    Direct cost of revenues for IDT Telecom increased 14.4%, from $276.2 million in the three months ended April 30, 2002 to $316.1 million in the three months ended April 30, 2003, due to the higher revenue and minutes base. As a percentage of total IDT Telecom’s revenues, direct costs increased to 77.3% in the three months ended April 30, 2003, from 75.8% in the three months ended April 30, 2002. The increase in direct costs as a percentage of total revenues is attributable to the competitive pricing environment within the telecommunications industry, which resulted in lower revenue per minute price realizations.

Selling, General and Administrative.    IDT Telecom’s selling, general and administrative expenses decreased 1.9%, from $62.6 million in the three months ended April 30, 2002 to $61.4 million in the three months ended April 30, 2003. As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses were 17.2% in the three months ended April 30, 2002, compared to 15.0% in the three months ended April 30, 2003. IDT anticipates that selling, general and administrative expenses will remain steady, in absolute dollar terms, over the next few quarters, and should therefore represent a smaller percentage of revenues, as overall revenues increase.

Depreciation and Amortization.    IDT Telecom’s depreciation and amortization expense rose 20.0%, from $13.0 million in the three months ended April 30, 2002, to $15.6 million in the three months ended April 30, 2003, reflecting the continued expansion of our fixed asset base, as we invest to accommodate our current and anticipated future growth. As a percentage of IDT Telecom’s total revenues, depreciation and amortization expense was 3.8% in the three months ended April 30, 2003 compared to 3.6% in the three months ended April 30, 2002.

Non-cash Compensation.    IDT Telecom recorded non-cash compensation of $0.2 million in the three months ended April 30, 2003, relating to stock options granted to certain non-employee consultants.

Income from Operations.    IDT Telecom recorded income from operations of $12.5 million in the three months ended April 30, 2002, compared to income from operations of $15.7 million in the three months ended April 30, 2003. The increase in income from operations resulted primarily from the revenue growth and improved gross margins.

IDT Solutions Segment

Revenues.    Revenues from IDT Solutions decreased 37.2%, from $33.1 million in the three months ended April 30, 2002 to $20.8 million in the three months ended April 30, 2003. The third fiscal quarter of 2002 marked the first full quarter of IDT’s ownership of IDT Solutions. Since the acquisition of the Winstar assets in December 2001, IDT has significantly restructured and downsized the acquired business including the discontinuation of certain product lines and the exiting of certain geographic locations. These decisions accounted in large part for the decline in revenues versus the prior year.

Throughout the remainder of Fiscal 2003, IDT Solutions will continue to focus its sales force towards targeting small and medium sized businesses which are concentrated within IDT Solutions’ footprint of 3,000 provision-ready buildings (i.e., buildings in which IDT Solutions’ technology is currently deployed). IDT Solutions will also continue to target Fortune 500 companies, as well as the various civilian and defense agencies of the U.S. government. IDT Solutions will also be developing an agent channel to support its existing sales force initiatives.

Direct Cost of Revenues.    Direct cost of revenues for IDT Solutions decreased 50.8%, from $42.1 million in the three months ended April 30, 2002 to $20.7 million in the three months ended April 30, 2003. The decrease in direct cost of revenues is due to the restructuring and downsizing efforts noted above, as well as IDT’s efforts to groom the Winstar network to better reflect the needs of its current customer base. Direct cost of revenues consist primarily of two components, connectivity for the network backbone and lease payments for the network of provision-ready buildings. Network backbone costs for the three months ended April 30, 2003 totaled $13.5 million, accounting for 65.2% of total direct cost of revenues. Direct cost of revenues for the three months ended April 30, 2003 associated with lease payments for the building network were $7.2 million.

Selling, General and Administrative.    Selling, general and administrative expenses of IDT Solutions decreased 45.3%, from $29.6 million in the three months ended April 30, 2002 to $16.2 million in the three months ended April 30, 2003. The decrease is primarily due to the significant cost saving measures undertaken by IDT subsequent to the acquisition of the Winstar assets, which included a significant reduction in headcount. The main component of selling, general and administrative expenses for the three months ended April 30, 2003 was employee compensation and benefits, accounting for $11.9 million, or 73.5% of total selling, general and administrative expenses. Since the acquisition of the Winstar assets in December 2001, the number of employees of Winstar has been reduced from approximately 750 to approximately 520 as of April 30, 2003.

Depreciation and Amortization.    Depreciation and amortization was $2.9 million in the three months ended April 30, 2002 compared to $3.6 million in the three months ended April 30, 2003. As a percentage of IDT Solutions’ revenues, depreciation and amortization increased from 8.8% in the three months ended April 31, 2002 to 17.3% in the three months ended April 30, 2003, primarily due to the lower revenue base as discussed above.

Non-cash Compensation.    IDT Solutions recorded non-cash compensation of $2.3 million in the three months ended April 30, 2002, as a result of modifications to stock option agreements of certain terminated employees.

Loss from Operations.    IDT Solutions’ loss from operations in the three months ended April 30, 2002 was $43.9 million, compared to $19.6 million in the three months ended April 30, 2003. The decrease in loss from operations is due to the significant cost saving measures undertaken by IDT subsequent to the acquisition of the Winstar assets, which included the downsizing of the Winstar network and a significant reduction in headcount, as described above.

Media Segment

In May 2003, Media’s Digital Production Solutions unit (which operates Media’s animation business line) acquired a controlling interest in Film Roman, Inc., an independent animation company, through the purchase of newly-issued shares of Film Roman common stock. For the year ended December 31, 2002, Film Roman reported revenues of $43.3 million and a net loss of $8.6 million. In the upcoming quarters, our results from operations will include the consolidation of Film Roman.

Revenues.    Revenues from Media’s businesses increased 31.0%, from $4.2 million in the three months ended April 30, 2002 to $5.5 million in the three months ended April 30, 2003. In Fiscal 2002, Media gradually exited its Digital Subscriber Line (“DSL”) business. Currently, Media’s revenues are primarily comprised of revenues from its CTM Brochure Display, Inc. business, a brochure distribution company.

Direct Cost of Revenues.    Direct cost of revenues decreased from $0.7 million in the three months ended April 30, 2002 to $0.4 million in the three months ended April 30, 2003. As a percentage of Media’s revenues, these costs decreased from 16.7% for the three months ended April 30, 2002 to 7.3% for the three months ended April 30, 2003. Most of Media’s businesses remain in the early stages of their development. As such, we anticipate that direct costs will continue to account for a relatively small percentage of Media’s revenues, with most of the expenses associated with these businesses to be incurred in the form of selling, general, administrative and development costs.

Selling, General and Administrative.    Selling, general and administrative expenses decreased 16.9%, from $8.3 million in the three months ended April 30, 2002 to $6.9 million in the three months ended April 30, 2003. The decrease in selling, general and administrative expenses reflect the exit from the DSL Internet access business and from the video-streaming business, as well as the general refocusing of the portfolio of businesses towards media related businesses. In addition, during Fiscal 2002, Media implemented stricter management controls over operating expenses. Partially offsetting the general reduction in costs were additional expenses incurred with the startup of a newly created customer service outsourcing operation.

Depreciation and Amortization.    Depreciation and amortization expense was $0.1 million in the three months ended April 30, 2002, versus $0.6 million in the three months ended April 30, 2003. As a percentage of revenues, depreciation and amortization expense increased to 10.9% in the three months ended April 30, 2003, from 2.4% in the three months ended April 30, 2002.

Loss from Operations.    Loss from operations in the three months ended April 30, 2002 was $5.0 million, compared to a loss from operations of $2.3 million in the three months ended April 30, 2003, reflecting primarily the lower level of selling, general and administrative expenses resulting from stricter management controls over operating expenses, as well as the refocusing of the segment’s business portfolio towards media related businesses.

IDT Internet Telephony Segment

The Internet Telephony business segment reflects the results of Net2Phone, which we reconsolidated effective August 1, 2002. Accordingly, the results of operations for the Internet Telephony segment, which will be detailed below, will contain only references to the three months ended April 30, 2003. We will not make reference to the three months ended April 30, 2002, as Net2Phone was not consolidated during that period. As of April 30, 2003, IDT’s ownership interest in Net2Phone was approximately 18.6%. Accordingly, IDT recorded approximately 81.4% of Net2Phone’s results attributable to the remaining shareholders in the minority interests line of the condensed consolidated statements of operations. Prior to August 1, 2002, we accounted for our investment in Net2Phone under the equity method of accounting and, accordingly, such results were included in the equity in loss of affiliates line of the condensed consolidated statements of operations. For the three and nine months ended April 30, 2002, our equity in the loss of Net2Phone was $25.1 million and $41.8 million, respectively.

Revenues.    Net2Phone’s revenues are primarily derived from per-minute charges billed to its customers on a prepaid basis and from the sale of Internet telephony equipment and services to resellers and other carriers. Revenues were $19.6 million for the three months ended April 30, 2003.

Direct Cost of Revenues.    Net2Phone’s direct cost of revenues consists primarily of network costs associated with carrying customer traffic on its network, wholesale costs of Internet telephony devices, ad serving costs and e-mail box hosting fees. It also includes the cost of purchasing, storing and shipping Internet telephony equipment. Total direct cost of revenues, excluding depreciation and amortization, was $10.0 million in the three months ended April 30, 2003. As a percentage of total revenues, total direct costs was 51.0% in the three months ended April 30, 2003.

Selling, General and Administrative.    Selling, general and administrative expenses consist of employee salaries and benefits, the expenses associated with acquiring customers, including commissions paid to sales partners, advertising costs, referral fees and amounts paid to strategic partners in connection with revenue-sharing arrangements, and the costs of insurance, legal services, rent, utilities, shipping, consulting and other items. Selling, general and administrative expenses were $12.7 million in the three months ended April 30, 2003. As a percentage of total revenues, these costs were 64.8% in the three months ended April 30, 2003. Net2Phone anticipates that selling, general and administrative expenses (excluding restructuring, severance and impairment charges) will decrease for the remainder of Fiscal 2003, as it benefits from the effects of the restructuring of its operations.

Depreciation and Amortization.    Depreciation and amortization expense was $2.3 million in the three months ended April 30, 2003. As a percentage of total revenues, depreciation and amortization expense was 11.7% in the three months ended April 30, 2003.

Non-cash Compensation.    Non-cash compensation was $2.7 million in the three months ended April 30, 2003. Net2Phone’s non-cash compensation was primarily attributable to a $1.3 million charge for the amortization of the discount of ADIR shares sold to Net2Phone and ADIR employees in Fiscal 2001. The total discount of approximately $17.9 million is being amortized over the vesting period of such shares.

Restructuring, Severance and Impairment Charges.    Restructuring, severance and impairment charges were $1.7 million in the three months ended April 30, 2003, resulting primarily from severance incurred for certain former executives of Net2Phone.

Loss from Operations.    Net2Phone’s loss from operations was $9.8 million in the three months ended April 30, 2003.

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

Selling, General and Administrative.    We incurred $5.9 million in corporate selling, general and administrative expenses in the three months ended April 30, 2002, compared to $7.8 million incurred in the three months ended April 30, 2003. The increase is due largely to increased costs of litigation against Telefonica and Terra Networks, S.A. As a percentage of our total consolidated revenues, corporate selling, general and administrative expenses were 1.5% in the three months ended April 30, 2002, compared to 1.7% in the three months ended April 30, 2003.

Depreciation and Amortization.    Depreciation expense decreased from $0.6 million for the three months ended April 30, 2002 to $0.4 million for the three months ended April 30, 2003.

Non-cash Compensation.    Non-cash compensation charges were $13.7 million in the three months ended April 30, 2003. On April 25, 2003, all then outstanding stock options exercisable for shares of our common stock (which were exercisable for an aggregate of 1.9 million shares) were amended to instead be exercisable for an equal number of shares of our Class B common stock. Because these options were originally recorded under APB No. 25, a new measurement date was triggered and the options were required to be accounted for under the intrinsic value method of accounting. Accordingly, we recorded a non-cash compensation charge for the three months ended April 30, 2003 of $13.7 million for the modification of the options.

Loss from Operations.    Loss from operations was $6.5 million in the three months ended April 30, 2002, compared to $21.8 million in the three months ended April 30, 2003, as a result of the higher selling, general and administrative expenses and non-cash compensation noted above.

Nine Months Ended April 30, 2003 Compared to Nine Months Ended April 30, 2002

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, certain adjustments are properly not reflected in the operating business segments discussions, but are only reflected in our Consolidated discussion.

Consolidated

Revenues.    Our revenues increased 21.0%, from $1,114.9 million in the nine months ended April 30, 2002 to $1,348.8 million in the nine months ended April 30, 2003. Excluding revenues from our IDT Solutions segment, which was acquired in December 2001, and our Internet Telephony segment, consisting of Net2Phone, which was reconsolidated effective August 1, 2002, our revenues increased 14.8%, from $1,062.6 million in the nine months ended April 30, 2002 to $1,219.5 million in the nine months ended April 30, 2003. The increase in our consolidated revenues (excluding our IDT Solutions and Internet Telephony segments) is mainly attributable to a 14.9% increase in IDT Telecom’s revenues. The growth in IDT Telecom’s revenues primarily resulted from a 47.0% growth in minutes of use (excluding minutes related to our consumer long distance business, which are not carried through our own network), from 8.3 billion in the nine months ended April 30, 2002 to 12.2 billion in the nine months ended April 30, 2003.

Direct Cost of Revenues.    Direct cost of revenues increased by 17.8%, from $879.6 million in the nine months ended April 30, 2002 to $1,036.2 million in the nine months ended April 30, 2003. Excluding direct costs of revenues from our IDT solutions and Internet Telephony segments, direct cost of revenues increased 13.8%, from $817.1 million in the nine months ended April 30, 2002 to $929.7 million in the nine months ended April 30, 2003. As a percentage of total revenues, direct costs decreased from 78.9% in the nine months ended April 30, 2002 to 76.8% in the nine months ended April 30, 2003 (and decreased from 76.9% to 76.2% excluding our IDT Solutions and Internet Telephony segments). The decline in direct costs as a percentage of revenues is attributable to overall higher revenues due to the growth of minutes-of-use and because of continued operating efficiency gains and lower prices from suppliers.

Selling, General and Administrative.    Selling, general and administrative expenses increased 18.9%, from $266.5 million in the nine months ended April 30, 2002 to $316.9 million in the nine months ended April 30, 2003. Excluding selling, general and administrative expenses from our IDT Solutions and Internet Telephony segments, selling, general and administrative expenses increased 2.9%, from $219.4 million in the nine months ended April 30, 2002 to $225.8 million in the nine months ended April 30, 2003, due primarily to the increased sales and marketing efforts of IDT Telecom as well as increased salaries, facilities costs and professional fees related to the expansion of our infrastructure and bases of operation to facilitate our current and anticipated future growth. As a percentage of total revenues, selling, general and administrative expenses decreased from 23.9% in the nine months ended April 30, 2002 to 23.5% in the nine months ended April 30, 2003 (and from 20.6% to 18.5% excluding our IDT Solutions and Internet Telephony segments). Selling, general and administrative expense declined as a percentage of revenues (excluding IDT Solutions and Internet Telephony) due primarily to the significant growth in our revenues for the nine months ended April 30, 2003.

Depreciation and Amortization.    Depreciation and amortization expense increased 39.5%, from $46.8 million in the nine months ended April 30, 2002 to $65.3 million in the nine months ended April 30, 2003. Excluding depreciation and amortization expense from our IDT Solutions and Internet Telephony segments, depreciation and amortization expense increased 10.9%, from $43.6 million in the nine months ended April 30, 2002 to $48.3 million in the nine months ended April 30, 2003, primarily as a result of our higher fixed asset base during the nine months ended April 30, 2003, reflecting the expansion of our telecommunications network infrastructure and facilities. As a percentage of revenues, depreciation and amortization expense increased from 4.2% in the nine months ended April 30, 2002 to 4.8% in the nine months ended April 30, 2003 (and decreased from 4.1% to 4.0% excluding our IDT Solutions and Internet Telephony segments).

Settlement by Net2Phone of Litigation.    Gain on settlement by Net2Phone of litigation was $58.0 million for the nine months ended April 30, 2003. Refer to the respective section of the Internet Telephony segment for a full discussion on the gain on settlement by Net2Phone of litigation.

Non-cash Compensation.    Non-cash compensation charges were $23.8 million in the nine months ended April 30, 2003 compared to $2.3 million in the nine months ended April 30, 2002. Refer to the respective sections of the Telecom, IDT Solutions, Corporate and Internet Telephony segments for a discussion on non-cash compensation charges.

Restructuring, Severance and Impairment Charges.    Restructuring, severance and impairment charges increased from $2.8 million in the nine months ended April 30, 2002 to $9.0 million in the nine months ended April 30, 2003. Refer to the respective sections of the Internet Telephony and IDT Telecom segments for a full discussion on restructuring, severance and impairment charges.

Loss from Operations.    Our loss from operations was $83.2 million in the nine months ended April 30, 2002 compared to a loss from operations of $44.3 million in the nine months ended April 30, 2003. Excluding the loss from operations of our IDT Solutions and Internet Telephony segments, our loss from operations was $20.2 million in the nine months ended April 30, 2002, compared to $2.5 million in the nine months ended April 30, 2003. The reduction in our loss from operations (excluding our IDT Solutions and Internet Telephony segments) was due primarily to IDT Telecom’s increased revenues, gross margins and operating income, partially offset by one-time non-cash compensation charges.

Interest.    Net interest income was $15.5 million in the nine months ended April 30, 2002, compared to net interest income of $21.3 million in the nine months ended April 30, 2003.

Other Income (Expense).    Other income (expense) amounted to an expense of $50.1 million in the nine months ended April 30, 2002, compared to income of $3.3 million in the nine months ended April 30, 2003. Included in other income in the nine months ended April 30, 2003, were losses of $3.8 million associated with recording our pro-rata share of an affiliate’s losses, through the equity method of accounting, a charge of $4.7 million related to an obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T, and net losses from other investments totaling $10.4 million.

On April 17, 2003, a subsidiary of Liberty Media purchased from IDT Media 88.235 newly-issued shares of IDT Media’s Class A common stock, at a price of $283,334 per share, representing an aggregate cash purchase price of $25.0 million. In connection with this sale, we recognized a gain of $22.4 million during the nine months ended April 30, 2003.

Included in other expense in the nine months ended April 30, 2002 were losses of $41.8 million associated with recording our pro-rata share of Net2Phone’s net losses through the equity method of accounting, a charge of $3.7 million related to an obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T, and net losses from other investments totaling $4.6 million.

Minority Interests.    Minority interests were $15.5 million and $47.0 million for the nine months ended April 30, 2002 and 2003, respectively. The $31.5 million increase in minority interests was primarily attributable to the reconsolidation of Net2Phone, of which we own 18.6% as of April 30, 2003. Accordingly, we recorded in minority interests the percentage of Net2Phone’s results attributable to the remaining shareholders of Net2Phone (81.4% as of April 30, 2003).

Income Taxes.    We recorded an income tax benefit of $55.2 million in the nine months ended April 30, 2002, compared to an income tax benefit of $40.8 million in the nine months ended April 30, 2003.

Cumulative Effect of Accounting Change.    In accordance with our adoption of SFAS No. 142, as of August 1, 2001, we performed the required impairment tests of goodwill and recorded an impairment charge of $147.0 million, net of income taxes of $3.5 million, for the nine months ended April 30, 2002. The impairment charge was recorded as a cumulative effect adjustment of a change in accounting principle. No such charges were recorded during the nine months ended April 30, 2003.

Net Loss.    Our consolidated net loss, after the cumulative effect adjustment of a change in accounting principle detailed above, was $225.1 million in the nine months ended April 30, 2002 compared to consolidated net loss of $25.9 million in the nine months ended April 30, 2003. The recording of a net loss in the nine months ended April 30, 2002 and 2003, was a result of the combined factors for each of the segments discussed below, as well as those items detailed above.

IDT Telecom—Retail Telecommunications Services and Wholesale Telecommunications Services Segments

Revenues.    IDT Telecom’s revenues increased 14.9%, from $1,047.0 million in the nine months ended April 30, 2002 to $1,203.0 million in the nine months ended April 30, 2003.

IDT Telecom’s revenues increased primarily as a result of a 47.0% growth in minutes of use (excluding minutes related to our consumer long distance business, which are not carried through our own network) from 8.3 billion in the nine months ended April 30, 2002 to 12.2 billion in the nine months ended April 30, 2003. IDT Telecom experienced growth in minutes of use in both its Retail Telecommunications Services and Wholesale Telecommunications Services segments, in both the U.S. and international operations. IDT Telecom’s minutes of use grew at a faster rate than did its revenues, reflecting a decline in its average revenue-per-minute, from $0.116 during the nine months ended April 30, 2002 to $0.088 in the nine months ended April 30, 2003. IDT Telecom’s decrease in its average revenue-per-minute is due to a number of factors, including (i) continued competition in both retail and wholesale markets, and (ii) introduction of new calling cards.

Revenues from IDT Telecom’s Retail Telecommunications Services segment increased $89.4 million, or 10.8%, from $825.5 million in the nine months ended April 30, 2002 to $914.9 million in the nine months ended April 30, 2003. This growth was largely the result of a $54.5 million increase in sales of IDT-branded calling cards and a $34.7 million increase in consumer long distance revenues. As a percentage of IDT Telecom’s overall revenue, Retail Telecommunications Services’ revenues decreased from 78.8% in the nine months ended April 30, 2002 to 76.1% in the nine months ended April 30, 2003, as revenues from our Wholesale Telecommunications Services segment grew at a faster rate than did our retail businesses revenues. IDT Telecom’s calling card sales increased 7.3%, from $745.5 million in the nine months ended April 30, 2002 to $800.0 million in the nine months ended April 30, 2003, fueled by the introduction of several new calling cards.

Calling card sales as a percentage of IDT Telecom’s Retail Telecommunications Services revenues decreased from 90.3% in the nine months ended April 30, 2002 to 87.4% in the nine months ended April 30,

2003, as revenues from consumer long distance services grew at a faster rate than did calling card revenues. Revenues from consumer long distance services, in which we act as a switchless reseller of another company’s network, experienced significant growth in minutes of use in the nine months ended April 30, 2003, with revenues increasing 45.7%, from $78.2 million in the nine months ended April 30, 2002 to $113.9 million in the nine months ended April 30, 2003. The consumer long distance revenue increase is attributable to the continued growth of our flat-rate, $0.05 a minute long distance calling plan, which has been driven by increased marketing expenditures, resulting in a significant increase in the number of consumer long distance customers.

Revenues from IDT Telecom’s other Retail Telecommunications Services businesses, consisting primarily of call reorigination services, amounted to $1.9 million in the nine months ended April 30, 2002, versus $1.0 million in the nine months ended April 30, 2003.

IDT Telecom’s Wholesale Telecommunications Services revenues increased 30.1%, from $221.5 million in the nine months ended April 30, 2002 to $288.2 million in the nine months ended April 30, 2003. As a percentage of IDT Telecom’s total revenues, Wholesale Telecommunications Services revenues increased from 21.2% in the nine months ended April 30, 2002 to 24.0% in the nine months ended April 30, 2003. The increase in revenues occurred as a result of an increase in wholesale carrier minutes, despite a significant decline in the average revenue-per-minute.

Direct Cost of Revenues.    Direct cost of revenues for IDT Telecom increased 13.9%, from $815.3 million in the nine months ended April 30, 2002 to $928.3 million in the nine months ended April 30, 2003, due to the higher revenue and minutes base. As a percentage of total IDT Telecom’s revenues, direct costs declined to 77.2% in the nine months ended April 30, 2003, from 77.9% in the nine months ended April 30, 2002. The decrease in direct costs as a percentage of total revenues is attributable to overall higher revenues due to the strong growth of minutes-of-use and because of continued operating efficiency gains and lower prices from suppliers. The decrease in direct costs as a percentage of total revenues occurred despite the lower revenue per minute price realization and despite increases in our costs for toll-free “800” traffic, and network related costs, due to our strong growth of minutes-of-use.

Selling, General and Administrative.    IDT Telecom’s selling, general and administrative expenses increased 5.1%, from $172.9 million in the nine months ended April 30, 2002 to $181.7 million in the nine months ended April 30, 2003. The increase in selling, general and administrative expenses for IDT Telecom’s operations is due to several factors, including increased sales and marketing efforts for our Retail Telecommunications Services segment, such as calling cards and consumer long distance, as well as increased salaries, facilities costs and professional fees related to the expansion of our infrastructure and bases of operation to facilitate our current and anticipated future sales growth. As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses were 16.5% in the nine months ended April 30, 2002, compared to 15.1% in the nine months ended April 30, 2003.

Depreciation and Amortization.    IDT Telecom’s depreciation and amortization expense rose 16.2%, from $39.4 million in the nine months ended April 30, 2002, to $45.8 million in the nine months ended April 30, 2003, reflecting the continued expansion of our fixed asset base, as we invest to accommodate our current and anticipated future growth. As a percentage of IDT Telecom’s total revenues, depreciation and amortization expense was 3.8% in the nine months ended April 30, 2002 and 2003.

Non-cash Compensation.    IDT Telecom recorded non-cash compensation of $2.5 million in the nine months ended April 30, 2003, primarily attributable to the modification of stock option agreements of certain terminated employees.

Restructuring, Severance, and Impairment Charges.    Impairment charges of $2.8 million and $1.5 million were recorded by IDT Telecom during the nine months ended April 30, 2002 and 2003, respectively, resulting primarily from the write down of certain decommissioned European telecommunications switch equipment, and the write-off of a discontinued Indefeasible Right of Use (“IRU”), respectively.

Income from Operations.    IDT Telecom recorded income from operations of $16.7 million in the nine months ended April 30, 2002, compared to income from operations of $43.4 million in the nine months ended April 30, 2003. The increase in income from operations resulted primarily from the revenue growth and improved gross margins.

IDT Solutions Segment

We acquired the assets currently held by Winstar on December 19, 2001. Accordingly, the results of operations for our IDT Solutions segment, which operates through Winstar, for the nine months ended April 30, 2002, reflect only the results of operations during such period that we owned and operated Winstar.

Revenues.    Revenues from IDT Solutions increased 26.0%, from $52.3 million in the nine months ended April 30, 2002 to $65.9 million in the nine months ended April 30, 2003. The increase in revenues is due to the fact that the Winstar assets were acquired in December 2001, and therefore generated revenues for only a portion of the nine months ended April 30, 2002.

Direct Cost of Revenues.    Direct cost of revenues for IDT Solutions increased 17.6%, from $62.5 million in the nine months ended April 30, 2002 to $73.5 million in the nine months ended April 30, 2003. The increase in direct cost of revenues is due to the fact that the Winstar assets were acquired in December 2001 and therefore generated revenues and costs for only a portion of the nine months ended April 30, 2002. Direct cost of revenues consist primarily of two components, connectivity for the network backbone and lease payments for the network of provision-ready buildings. Network backbone costs for the nine months ended April 30, 2003 totaled $51.0 million, accounting for 69.4% of total direct cost of revenues. Direct cost of revenues for the nine months April 30, 2003 associated with lease payments for the building network were $22.0 million.

Selling, General and Administrative.    Selling, general and administrative expenses of IDT Solutions increased 6.4%, from $47.1 million in the nine months ended April 30, 2002 to $50.1 million in the nine months ended April 30, 2003. The increase is due to the fact that the Winstar assets were acquired in December 2001 and therefore generated revenues and expenses for only a portion of the nine months ended April 30, 2002. The main component of selling, general and administrative expenses for the nine months ended April 30, 2003 was employee compensation and benefits, accounting for $35.6 million, or about 71.1% of total selling, general and administrative expenses.

Depreciation and Amortization.    Depreciation and amortization expense increased 197.0%, from $3.3 million in the nine months ended April 30, 2002 to $9.8 million in the nine months ended April 30, 2003. The increase is due to the fact that the Winstar assets were acquired in December 2001, and therefore depreciation on such assets was only recorded for a portion of the nine months ended April 30, 2002. As a percentage of IDT Solutions revenues, depreciation and amortization was 6.3% in the nine months ended April 30, 2002 compared to 14.9% in the nine months ended April 30, 2003.

Non-cash Compensation.    IDT Solutions recorded non-cash compensation of $2.3 million in the nine months ended April 30, 2002, attributable to the modification of stock option agreements of certain terminated employees.

Loss from Operations.    IDT Solutions’ loss from operations in the nine months ended April 30, 2002 was $63.0 million, compared to $67.5 million in the nine months ended April 30, 2003. The increase in loss from operations is primarily attributable to the increase in selling, general and administrative expenses and in depreciation and amortization, as the nine months ended April 30, 2002 reflect only the results of operations during such period that we owned and operated Winstar.

Media Segment

Revenues.    Revenues from the Media segment increased 5.8%, from $15.6 million in the nine months ended April 30, 2002 to $16.5 million in the nine months ended April 30, 2003. In Fiscal 2002, Media gradually exited its DSL business. Currently, Media’s revenues are primarily comprised of revenues from CTM.

Direct Cost of Revenues.    Direct cost of revenues decreased from $1.8 million in the nine months ended April 30, 2002 to $1.5 million in the nine months ended April 30, 2003. As a percentage of Media’s revenues, direct cost of revenues decreased from 11.5% in the nine months ended April 30, 2002 to 9.1% in the nine months ended April 30, 2003. Most of Media’s businesses remain in the early stages of their development. As such, we anticipate that direct costs will continue to account for a relatively small percentage of Media’s revenues, with most of the expenses associated with these businesses to be incurred in the form of selling, general, administrative and development costs.

Selling, General and Administrative.    Selling, general and administrative expenses decreased 30.1%, from $28.9 million in the nine months ended April 30, 2002 to $20.2 million in the nine months ended April 30, 2003. The decrease in selling, general, and administrative expenses reflect the exit from the DSL Internet access business and from the video-streaming business, as well as the general refocusing of the portfolio of businesses towards media related businesses. In addition, during Fiscal 2002, Media implemented stricter management controls over operating expenses. Partially offsetting the general reduction in costs were additional expenses incurred with the startup of a newly created customer service operation.

Depreciation and Amortization.    Depreciation and amortization expense was $2.2 million in the nine months ended April 30, 2002, versus $1.2 million in the nine months ended April 30, 2003. This decrease is due to the reduced fixed asset base resulting from our sale of our former DSL business. As a percentage of revenues, depreciation and amortization expense fell to 7.3% in the nine months ended April 30, 2003, from 14.1% in the nine months ended April 30, 2002.

Loss from Operations.    Loss from operations in the nine months ended April 30, 2002 was $17.2 million, compared to a loss from operations of $6.4 million in the nine months ended April 30, 2003, reflecting the lower level of selling, general and administrative expenses resulting from stricter management controls over operating expenses, as well as the refocusing of the segment’s business portfolio towards media related businesses.

IDT Internet Telephony Segment

The Internet Telephony business segment reflects the results of Net2Phone, which was reconsolidated effective August 1, 2002. Accordingly, the results of operations for our Internet Telephony segment, consisting of Net2Phone, will contain only references to the nine months ended April 30, 2003, during which we reconsolidated Net2Phone. We will not make reference to the results for the nine months ended April 30, 2002, as Net2Phone was not consolidated during that period.

Revenues.    Revenues were $63.4 million for the nine months ended April 30, 2003. During the nine months ended April 30, 2003, Net2Phone has concentrated its marketing and sales efforts towards building up activities to generate revenues in relatively high-margin services, such as international communications services, during the upcoming periods.

Direct Cost of Revenues.    Total direct cost of revenues, excluding depreciation and amortization, was $33.0 million in the nine months ended April 30, 2003. As a percentage of total revenues, total direct costs was 52.1% in the nine months ended April 30, 2003.

Selling, General and Administrative.    Selling, general and administrative expenses were $41.0 million in the nine months ended April 30, 2003. As a percentage of total revenues, these costs were 64.7% in the nine months ended April 30, 2003.

Depreciation and Amortization.    Depreciation and amortization expense was $7.2 million in the nine months ended April 30, 2003. As a percentage of total revenues, depreciation and amortization expense was 11.4% in the nine months ended April 30, 2003.

Settlement by Net2Phone of Litigation.    Gain on settlement by Net2Phone of litigation was $58.0 million in the nine months ended April 30, 2003. On March 19, 2002 Net2Phone and its ADIR Technologies, Inc. subsidiary filed suit in the United States District Court for the District of New Jersey against Cisco Systems, Inc. and a Cisco executive who had been a member of ADIR’s board of directors. The suit arose out of the relationships that had been created in connection with Cisco’s and Net2Phone’s original investments in ADIR and out of ADIR’s subsequent purchase of NetSpeak, Inc. in August 2001. The parties settled the suit and all related claims against Cisco and the Cisco executive in exchange for: (i) the transfer, during the first quarter of Fiscal 2003, to Net2Phone of Cisco’s and Softbank Asia Infrastructure Fund’s respective 11.5% and 7.0% interests in ADIR, and (ii) the payment by Cisco, during such quarter, of $19.5 million to Net2Phone and ADIR. As a result of this settlement, Net2Phone recognized for the quarter ended October 31, 2002, a gain of $58.4 million consisting of (i) a $38.9 million reduction in Net2Phone’s minority interests in ADIR as a result of the transfer of the ADIR shares and (ii) the receipt of settlement proceeds of $19.5 million. During the second quarter of Fiscal 2003, Net2Phone recorded an additional $0.4 million in executive compensation expense directly related to the Cisco settlement.

Non-cash Compensation.    Non-cash compensation was $7.1 million in the nine months ended April 30, 2003. Net2Phone’s non-cash compensation primarily resulted from a charge of $1.0 million relating to repriced options which are subject to variable accounting treatment and therefore must be marked-to-market each quarter, and a charge of $3.8 million for the amortization of the discount of ADIR shares sold to Net2Phone and ADIR employees in Fiscal 2001.

Restructuring, Severance and Impairment Charges.    Restructuring, severance and impairment charges were $7.6 million in the nine months ended April 30, 2003, resulting primarily from severance of $3.2 million, relating to the consolidation in the first quarter of Fiscal 2003 of Net2Phone’s development and support organizations. In addition, Net2Phone recorded $3.0 million of severance costs for certain former executives, $1.9 million of asset impairment charges, and $1.8 million of costs to exit various locations and eliminate network buildouts. These costs were partially offset by Net2Phone’s reversal of a reserve related to successful settlement negotiations with vendors regarding cancellation charges.

The following table summarizes the charges included in restructuring, severance and impairment charges in the condensed consolidated statements of operations:

Income from Operations.    Income from Net2Phone’s operations was $25.7 million in the nine months ended April 30, 2003. Excluding $7.6 million of restructuring, severance and impairment charges and a $58.0 million gain from the settlement by Net2Phone of litigation, Net2Phone’s loss from operations in the nine months ended April 30, 2003 was $24.7 million.

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

Selling, General and Administrative.    We incurred $17.6 million in corporate selling, general and administrative expenses in the nine months ended April 30, 2002, compared to $23.9 million incurred in the nine months ended April 30, 2003. The increase is due largely to increased costs of litigation against Telefonica and Terra Networks, S.A. As a percentage of our total consolidated revenues, corporate selling, general and administrative expenses were 1.6% in the nine months ended April 30, 2002, compared to 1.8% in the nine months ended April 30, 2003.

Depreciation and Amortization.    Depreciation expense decreased from $2.0 million for the nine months ended April 30, 2002 to $1.3 million for the nine months ended April 30, 2003.

Non-cash Compensation.    Non-cash compensation charges were $14.2 million in the nine months ended April 30, 2003. On April 25, 2003, all then outstanding options exercisable for shares of our common stock (which were exercisable for an aggregate of 1.9 million shares) were amended to instead be exercisable for an equal number of shares of our Class B common stock. Because these options were originally recorded under APB No. 25, a new measurement date was triggered and the options were required to be accounted for under the intrinsic value method of accounting. Accordingly, we recorded a non-cash compensation charge for the nine months ended April 30, 2003 of $13.7 million for the modification of the options. In addition, we recorded $0.5 million of non-cash compensation attributable to shares of Class B common stock that we issued to an outside consultant.

Loss from Operations.    Loss from operations was $19.6 million in the nine months ended April 30, 2002, compared to $39.4 million in the nine months ended April 30, 2003, as a result of the higher selling, general and administrative expenses and non-cash compensation noted above.

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

As of April 30, 2003, we had cash, restricted cash, cash equivalents, and marketable securities of $1.1 billion, which includes $102.0 million held by Net2Phone, and working capital of $808.1 million. We generated cash flow from operating activities of $12.8 million during the nine months ended April 30, 2003, compared with cash flow from operating activities of $16.2 million during the nine months ended April 30, 2002. Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on the timing of operating cash receipts and payments, especially trade accounts receivable and trade accounts payable. Gross trade accounts receivable, accrued expenses and deferred revenue have generally increased from period to period as our businesses have grown.

We used $120.1 million in cash to fund investing activities during the nine months ended April 30, 2003. This compares to net cash flows used in investing activities of $384.2 million during the nine months ended April 30, 2002. The primary use of cash for investing activities during the nine months ended April 30, 2003 was for the net purchases of $92.6 million of marketable securities (primarily U.S. Government Agency Obligations). Our capital expenditure investments were approximately $51.4 million in the nine months ended April 30, 2003, compared to approximately $28.3 million in the nine months ended April 30, 2002, as we have continued to expand IDT Telecom’s international and domestic telecommunications network infrastructure. The future minimum payments of principal and interest on our capital lease obligations are $8.3 million, $26.4 million, $16.6 million, $13.0 million, $3.1 million, and $2.4 million for the remainder of Fiscal 2003, Fiscal 2004, Fiscal 2005, Fiscal 2006, Fiscal 2007, and thereafter, respectively. Throughout Fiscal 2003 to date, we have made considerable expenditures designed to expand our global telecommunications network. Key elements of our network expansion plan for Fiscal 2003 to date included the addition of a second international gateway switch in the UK and another international gateway switch in the U.S. We now operate a total of nine international gateway switches, broken down as follows: five in the U.S., two in the UK and one each in Argentina and Peru. Over the remainder of Fiscal 2003, IDT anticipates making additional expenditures to expand our calling card platform in the U.S. and to upgrade our network in South America. For the full 2003 fiscal year, we anticipate capital expenditures in the $60 million to $70 million range. We anticipate further expansion of our worldwide switching network in Fiscal 2004, with the addition of at least one international gateway switch in each of the U.S. and UK portions of our network. In addition, we anticipate making further expenditures to bolster our network infrastructure in South America and Asia. We currently anticipate that capital expenditures for Fiscal 2004 will be in the $50 million to $75 million range. These estimates are contingent upon several factors, including, but not limited to, market prices for telecommunications equipment, the availability of such equipment in the distressed asset market and the specific timing of our network expansion projects. We have generally adopted a strategy of investing in network expansion only as the need arises, as dictated by our telecommunications traffic volumes. Therefore, the timing of our network expansion, and the coincident purchases of property, plant and equipment, are highly dependent upon the timing and magnitude of the growth in our telecommunications minutes-of-use. We expect to fund our purchases of property, plant and equipment from our operating cash flows and our cash, cash equivalents and marketable securities balances. From time to time, we will also finance a portion of our capital expenditures through capital leases, with the cost of such financing the primary consideration in determining our financing activity.

Our Board of Directors has authorized the repurchase of up to 45 million shares of our common stock and Class B common stock. We have repurchased a total of 15.6 million shares under the share repurchase program through Fiscal 2002, of which 6.2 million shares were retired as of July 31, 2002. No additional shares were purchased or retired during the nine months ended April 30, 2003.

We used $0.5 million in cash to fund our financing activities during the nine months ended April 30, 2003, compared to $29.8 million in cash flow that was provided by our financing activities during the nine months ended April 30, 2002. We received approximately $10.0 million in proceeds from the exercise of stock options during the nine months ended April 30, 2003, compared to $44.5 million received during the nine months ended April 30, 2002. In addition, we received proceeds of $25.0 million during the nine months ended April 30, 2003 from the sale of shares of our IDT Media subsidiary stock, compared to $30.0 million received during the nine months ended April 30, 2002 from the sale of shares of our IDT Telecom subsidiary stock. We also paid $15.6 million to repurchase IDT shares during the nine months ended April 30, 2002, through our stock buyback program, mentioned above.

We experience intense price competition in our telecommunications businesses. The long distance telecommunications industry has been characterized by significant declines in both per-minute revenues and per-minute costs, as evidenced by IDT Telecom’s experience during Fiscal 2002 and the nine months ended April 30, 2003. During the nine months ended April 30, 2003, IDT Telecom’s average revenue-per-minute was $0.088 per minute, down 24.1% from $0.116 per minute for the nine months ended April 30, 2002. However, IDT Telecom’s average termination cost per-minute dropped approximately 21.9%, to $0.075 in the nine months ended April 30, 2003, from $0.096 in the nine months ended April 30, 2002.

In the past, and over time, we believe that these factors tend to offset each other, with prices and costs moving in the same general direction. However, over a shorter term, such as one quarter or one year, the drop in pricing could outpace the drop in costs, or vice versa. In addition, due to continued pricing pressure in most of the retail and wholesale markets in which we compete, we might be compelled to pass along most or all of our per-minute cost savings to our customers in the form of lower rates. We might also be unable, in the event that some of our per-minute costs rise, to immediately pass along the additional costs to our customers in the form of higher rates. Consequently, over any given period, gross margins could expand or narrow, based solely on the timing of changes in revenue-per-minute and cost-per-minute. Our long-term strategy involves terminating a larger proportion of minutes on our own network, thereby lowering costs and preserving margins even in a weaker price environment, as we become less subject to the prices charged by third-parties for terminating our minutes over their networks. In addition, as our minutes-of-use have steadily grown, we have attempted to leverage our buying power and our strong balance sheet to negotiate more favorable rates with our suppliers. However, in the short term, the incremental demand for usage might outpace the rate of deployment of additional network capacity, particularly in light of our expectation for continued growth in our minutes volume. As such, there can be no assurance that we will be able to maintain our gross margins at the current level, in the face of lower per-minute revenues.

We continued to fund our IDT Media segment throughout the first nine months of Fiscal 2003, incurring significant start-up, development, marketing and promotional costs. Due to the start-up nature of many of the IDT Media businesses, the exact timing and magnitude of future revenues remains difficult to predict. As such, we anticipate that IDT Media will continue to rely on us to fund its cash needs, including operating expenses, capital expenditures and potential acquisitions. Currently, IDT Media is aggressively pursuing acquisitions and/or other investments, primarily in its radio and animation business lines.

On April 17, 2003, a subsidiary of Liberty Media purchased from IDT Media 88.235 newly-issued shares of IDT Media’s Class A common stock, at a price of $283,334 per share, representing an aggregate cash purchase price of $25.0 million. We may continue to look to outside investors to fund IDT Media’s ongoing expansion, which may include similar transactions occurring in future years.

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

Changes in Other Current Assets, Trade Accounts Receivable, Allowance for Doubtful Accounts and Deferred Revenue

Our other current assets increased from $65.3 million at July 31, 2002 to $88.2 million at April 30, 2003, due primarily to our reconsolidation of Net2Phone, as well as increases in inventories, and other receivables. Gross trade accounts receivable increased from $165.0 million at July 31, 2002 to $172.1 million at April 30, 2003, reflecting primarily the increase in revenues and our reconsolidation of Net2Phone. The average age of our gross accounts receivable, as measured by number of days sales outstanding, has remained constant during the first nine months of Fiscal 2003.

Due to the wide range of collection terms, future trends with respect to days sales outstanding generally depends on the proportion of total sales made to carriers, who are often offered payment terms of 30 days or more, and prepaid calling card distributors, who generally receive payment terms of less than 30 days. As such, the trends in days sales outstanding will depend, in large part, on the mix of wholesale (carrier) versus retail (prepaid calling card distributor) customers. As we anticipate that in the near term we will attempt to continue to secure shorter payment terms from some of our customers, we could experience declines in the average age of our trade accounts receivable throughout the remainder of Fiscal 2003. Conversely, as we are willing to extend longer payment terms to more credit-worthy customers, an increase in customers belonging to the highest credit classes, as a percentage of total customers, could lead to an increase in days sales outstanding. In addition, if we restricted sales to financially unstable customers, regardless of the credit terms, the proportion of higher-credit class customers will increase further, potentially leading to an increase in the average days sales outstanding. In addition, days sales outstanding for our consumer long distance customers is usually longer than 30 days, given the timing of the billing cycle. As the consumer long distance business continues to grow and to represent a larger portion of our retail telecommunications services revenues and receivables, we expect that total retail days sales outstanding should increase accordingly. Therefore, due to the conflicting nature of the above factors, future trends in days sales outstanding remain difficult to predict, and it is not possible at this time to determine whether recent trends in days sales outstanding will continue.

The allowance for doubtful accounts as a percentage of gross trade accounts receivable decreased from 23.6% at July 31, 2002, to 22.6% at April 30, 2003, primarily as a result of our writing-off, against the allowance for doubtful accounts, certain uncollectible trade accounts receivable from our consumer long distance business.

Deferred revenue as a percentage of total revenues vary from period to period, depending on the mix and the timing of revenues. During the first nine months of Fiscal 2003, we experienced a steady increase in sales of our calling cards due to increased marketing efforts for existing IDT calling cards and the continued strong growth of our European calling card operations. This resulted in a continued increase in deferred revenue. Deferred revenue also increased as a result of our reconsolidation of Net2Phone. We expect to experience increases in our deferred revenue throughout the remainder of Fiscal 2003, owing to a continued increase in calling card sales.

Significant Transactions

On October 23, 2001, IDT, Liberty Media and AT&T formed a limited liability company (“LLC”), which through a series of transactions among IDT, Liberty Media and AT&T held an aggregate of 28.9 million shares of Net2Phone’s Class A common stock, representing approximately 48% of Net2Phone’s outstanding capital stock. Because the LLC holds Class A common stock with two votes per share, the LLC has approximately 65% of the shareholder voting power in Net2Phone. IDT holds the controlling membership interest in the LLC and is the managing member of the LLC. The operating agreement of the LLC provides unilateral liquidation rights to each of its members whereby any member of the LLC may cause the LLC to liquidate and dissolve by providing written notice at any time on or after January 1, 2004 to the other LLC members of its desire to cause such liquidation and dissolution. Since the LLC can be liquidated and dissolved at any time on or after January 1, 2004, our control of the LLC is deemed to be temporary. Accordingly, through July 31, 2002, we accounted for our investment in the LLC using the equity method.

Pursuant to the operating agreement of the LLC, AT&T received 29 Class A units of the LLC, and had the right to put 6 of these units to IDT and 23 of these units to Liberty Media after one year. On October 29, 2002, AT&T exercised its put rights and sold all of its Class A units to IDT and Liberty Media for a nominal amount. As a result of this transaction, AT&T is no longer a member of the LLC. IDT continues to hold the controlling membership interest in the LLC and is the managing member of the LLC. As of April 30, 2003, IDT’s effective equity investment in Net2Phone (through the LLC) was 18.6%. Accordingly, we recorded in minority interests the 81.4% of Net2Phone’s results attributable to the remaining shareholders of Net2Phone.

On April 17, 2003, a subsidiary of Liberty Media purchased from IDT Media 88.235 newly-issued shares of IDT Media’s Class A common stock, at a price of $283,334 per share, representing an aggregate cash purchase price of $25.0 million. As a result of this sale of subsidiary stock, our ownership percentage in IDT Media decreased from 100% to 94.4%. We have historically accounted for sales of stock of our subsidiaries in accordance with Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary, which permits us to record the excess of our carrying value in the equity of our subsidiaries as a gain. Accordingly, in connection with this sale, we recognized a gain of $22.4 million.

On April 25, 2003, all then outstanding stock options exercisable for shares of our common stock (which were exercisable for an aggregate of 1.9 million shares) were amended to instead be exercisable for an equal number of shares of our Class B common stock. Because these options were originally recorded under APB No. 25, a new measurement date was triggered and the options were required to be accounted for under the intrinsic value method of accounting. As a result, we recorded a non-cash compensation charge for the three and nine months ended April 30, 2003 of $13.7 million for the modification of the options. In addition, on April 25, 2003, the Board of Directors also authorized that all shares of Class B common stock held as treasury stock be allocated for issuance in connection with the above transaction.

Other Sources and Uses of Resources

We intend to, where appropriate, make strategic acquisitions to expand our telecommunications businesses. These acquisitions could include, but are not limited to, acquisitions of telecommunications equipment, telecommunications network capacity, customer bases or other assets. From time to time, we evaluate potential acquisitions of companies, technologies, products and customer accounts that complement our businesses, particularly in light of the financial distress currently being encountered by many telecommunications firms. These conditions have resulted in the availability for sale of numerous strategic assets and businesses. We will also consider making appropriate acquisitions that would complement our Media segment’s portfolio of businesses. Consequently, we used approximately $10.3 million of our cash during the nine months ended April 30, 2003, to acquire various investments in other companies, compared to $78.4 used during the nine months ended April 30, 2002. We will continue to evaluate acquisition opportunities as they are made available to us. In considering acquisitions, we will search for opportunities to profitably grow our existing businesses, to add qualitatively to the range of businesses in the IDT portfolio, and to supplement our existing network expansion plans through the timely purchase from third parties of necessary equipment. At this time, we cannot guarantee that we will be presented with acquisition opportunities that meet our return on investment (ROI) criteria, or that our efforts to acquire such companies that meet our criteria will be successful.

We believe that, based upon our present business plan, and due to the large balance of cash, restricted cash, cash equivalents and marketable securities we held as of April 30, 2003, our existing cash resources will be sufficient to meet our currently anticipated working capital and capital expenditure requirements and to fund any potential operating cash flow deficits within any of our divisions for at least the next twelve months. If our growth exceeds current expectations or if we acquire the business or assets of another company, we might need to raise additional capital from equity or debt sources. There can be no assurance that we will be able to raise such capital on favorable terms or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our anticipated expansion, which could have a material adverse effect on our business, financial condition and/or results of operations.

The following tables quantify our future contractual obligations and other commercial commitments, which consist primarily of capital and operating leases and standby letters of credit as of April 30, 2003 (in millions):

Contractual Obligations

Payments Due by Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Capital lease obligations	$69.8	27.6	$30.2	$10.8	$1.2
Operating leases	442.8	87.7	108.6	90.0	156.5
Other long-term obligations(1)	22.5	5.3	—	17.2	—

Total contractual cash obligations	$535.1	$120.6	$138.8	$118.0	$157.7

(1)	Consists of (i) our $5.3 million obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T and (ii) Net2Phone’s $17.2 million obligation to guarantee the value of 0.6 million shares of Net2Phone’s common stock to certain former shareholders of Aplio.

Other Commercial Commitments

Payments Due by Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit	$31.1	$2.2	$7.7	$20.0	$1.2
Guarantees	3.6	0.2	—	0.3	3.1

Total commercial commitments	$34.7	$2.4	$7.7	$20.3	$4.3

Foreign Currency Risk

Revenues from our international operations accounted for approximately 20% of our consolidated revenues for the nine months ended April 30, 2003. A significant portion of these revenues are in denominations other than the U.S. Dollar. Any foreign currency exchange risk that we are subject to is mitigated by our ability to offset the majority of these non dollar-denominated revenues with operating expenses that are paid in the same currencies. As such, the net amount of our exposure to foreign currency exchange rate changes is not material.

Recently Issued Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made: as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133; in connection with other FASB projects dealing with financial instruments; and regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an “underlying” and the characteristics of a derivative that contains financing components.

SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements. These changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting.

The provisions of this standard are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist should be applied to existing contracts as well as new contracts entered into after June 30, 2003. We believe that the adoption of this standard will not have a material impact on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments consist of obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

In addition to requirements for classification and measurement of financial instruments, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, whose shares are mandatorily redeemable. Most of the guidance in Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective from the start of the first interim period beginning after June 15, 2003. We believe that the adoption of this standard will not have a material impact on our results of operations or financial position.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

The Securities and Exchange Commission’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in commodity prices. We are exposed to changes in interest rates primarily from our investments in cash equivalents and marketable securities. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. We do not consider our market risk exposure relating to foreign currency exchange to be material, as we generally have sufficient cash outflows based in these currencies to largely offset the cash inflows based in these currencies, thereby creating a natural hedge. In order to mitigate the risk associated with the small amounts of remaining net foreign exchange exposure, which we experience from time to time, we have, on occasion, entered into foreign exchange hedges. In addition to but separate from our primary business, we hold a small portion of our total asset portfolio in hedge funds for speculative and strategic purposes. As of April 30, 2003, our investments in such hedge funds was approximately $23.9 million. Investments in hedge funds carry a significant degree of risk, which will depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that hedge fund managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our interests in these funds may go down as well as up and we may not receive, upon redemption, the amounts originally invested.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.    Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective at recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, the information it is required to disclose in its periodic reports filed or submitted under the Exchange Act.

Changes in Internal Controls.    Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART II.    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

Certain legal proceedings in which we are involved are described in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2003. The following discussion is limited to recent developments concerning our legal proceedings and should be read in conjunction with such earlier Quarterly Report. Unless otherwise indicated, all legal proceedings discussed in our earlier Quarterly Report remain outstanding.

With respect to our complaint against Telefonica S.A., Terra Networks, S.A., Terra Networks, U.S.A., Inc. and Lycos, Inc., we filed a motion on May 16, 2003 to compel the defendants to produce documents under the crime-fraud exception of the attorney-client and work product privilege. Oral argument on this motion is scheduled for August 7, 2003.

With respect to our statement of claim with the American Arbitration Association naming Telefonica Internacional, S.A. as the Respondent, the parties filed post-hearing briefs on April 4, 2003 and reply briefs were filed on May 8, 2003.

With respect to the summons and complaint filed on or about July 25, 2002 by PT-1 Communications against IDT, the parties held a status conference before the judge on April 3, 2003. IDT filed a motion for a stay to enjoin this proceeding based upon a filing by The Continuing Creditors’ Committee of Star Telecommunications, Inc. of a near-identical adversary proceeding against us in the United States Bankruptcy Court for the District of Delaware. The motion was denied on May 15, 2003.

With respect to the complaint filed by Mark B. Aronson in the Court of Common Pleas of Allegheny County, Pennsylvania, seeking certification of a class consisting of consumers who were charged a fee when IDT switched underlying carriers from Global Crossing Ltd. to AT&T, the Court denied the plaintiff’s motion to remand the case to the State court and granted our motion to transfer the case to the Federal Communications Commission (the “FCC”). We filed a petition with the FCC on April 30, 2003.

With respect to the Morris Amsel and the Ana Cardoso and Maria Calado matters relating to IDT’s calling cards, on May 19, 2003 we filed an application with the Multi-District Litigation Panel seeking to consolidate these matters.

With respect to the suit filed by Winstar against Superior Logistics Management Services, Inc. in the U.S. District Court for the Eastern District of Virginia, the parties entered into a settlement agreement that entitles Winstar to receive 10% of the sales price of any sales of certain equipment by Superior, and provides Winstar with purchase options at 6 and 9 months from May 7, 2003 for various equipment that was the subject of the suit and stored by Superior, at the price of $0.035 per $1.00 of the original cost to Superior or its entities that are now in Chapter 7 bankruptcy.

With respect to the Univance Telecommunications, Inc. and Univance Marketing Group, Inc. (collectively the “Univance Debtors”) bankruptcy matter, the parties resolved this matter and the Univance Debtors and Winstar entered into an agreement dated March 19, 2003, pursuant to which the Univance Debtors will continue to provide services to Winstar. The parties will seek Bankruptcy Court approval of the agreement.

On or about February 5, 2002, a complaint was filed by Solomon Bitton against IDT in the Superior Court of the State of New Jersey, Bergen County, seeking certification of a class consisting of New Jersey residents who allegedly purchased IDT’s pre-paid calling cards and were charged any fee that was not specifically disclosed on the card packaging prior to purchase. The damages sought have not yet been quantified. We served answers to the complaint on April 3, 2003 and are in the process of providing initial discovery responses.

On or about March 12, 2003, a complaint was filed by the Continuing Creditors’ Committee of Star Telecommunications, Inc. for itself and on behalf of the Star Creditors’ Liquidating Trust (“Star”) against IDT in the United States Bankruptcy Court for the District of Delaware. Star seeks (a) to void and recover damages for certain fraudulent transfers of property of Star’s bankruptcy estate pursuant to the pre-petition sale of certain assets to IDT, and (b) to recover damages for unjust enrichment pursuant to said sale. We have not been served with the complaint and Star has not taken any action to prosecute the claims against us. We filed a motion for a stay or to enjoin this proceeding based upon the fact that this proceeding is nearly-identical to the adversary proceeding previously filed by PT-1 Communications against IDT in the United States Bankruptcy Court for the Eastern District of New York, which motion was denied.

On April 15, 2003, Network Communications of Indiana (“NCI”) filed a four-count complaint in the Superior Court in Marion County, Indiana, against us, seeking $8.7 million in damages. NCI signed a Non-Exclusive High Volume Independent Agent Marketing Agreement with Winstar Wireless, Inc., on February 1, 1999. On April 18, 2001, Winstar Wireless, Inc., and various other affiliates (“Debtors”) filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the District of Delaware. On December 19, 2001, an affiliate of ours purchased various assets of the Debtors. NCI alleges that IDT, as a result of allegedly acquiring certain assets of the Debtor including alleged network customer lists: (a) misappropriated NCI’s customer lists, (b) unlawfully converted NCI’s customer lists, (c) unfairly competed with NCI’s business, and (d) tortiously interfered with contracts between NCI and NCI’s customers. The case has been removed to the United States District Court for the Southern District of Indiana, Indianapolis Division, and we have an extension to answer or otherwise plead until June 23, 2003.

On or about April 26, 2003, we were served with a petition filed by Powell Palmares in the District Court of Nueces County, Texas, 105th Judicial District. We are not the only defendant in this action. In his petition, the plaintiff names numerous additional defendants, including Oblio Telecom, Northern California Telecommunications, Locus Telecommunications, Star Telecom Network, Astral Communications, Pacific Telecard, and Advanced Telecom Solutions. The plaintiff is seeking certification of a class consisting of all persons in Texas who allegedly purchased and used IDT’s pre-paid calling cards and made calls to, or from, cellular telephone equipment. The damages sought have not yet been quantified. We filed our answer on June 2, 2003.

We are subject to other legal proceedings and claims which arise in the ordinary course of our business and have not been finally adjudicated. Although there can be no assurances in this regard, in the opinion of our management, such proceedings, as well as the aforementioned actions, will not have a material adverse effect on our results of operations, cash flows or financial condition.

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

During the third quarter of Fiscal 2003, Morris Lichtenstein, Executive Vice President of Business Development of IDT, Marc E. Knoller, Senior Vice President and a director of IDT, and Avi Stokar, Executive Vice President of MIS of our IDT Telecom subsidiary, exchanged 9,000, 25,000 and 11,500 shares of our common stock, respectively, for an equal number of shares of our Class B common stock. These exchanges were made under the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.    OTHER INFORMATION

None

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

Exhibit Number		Description

10.64		1996 Stock Option and Incentive Plan, as amended and restated, of IDT Corporation (incorporated by reference to Form S-8 filed June 5, 2003 file no. 333-105865)

10.65	*	Amendment to Stock Option Agreement under the Employee Stock Option Program between IDT Corporation and Joyce J. Mason

10.66	*	Amendment to Stock Option Agreement under the Employee Stock Option Program between IDT Corporation and Marc E. Knoller

10.67	*	Exchange Agreement, dated March 21, 2003, between IDT Corporation and Morris Lichtenstein

10.68	*	Exchange Agreement, dated April 8, 2003, between IDT Corporation and Marc E. Knoller

10.69	*	Settlement Agreement, dated October 10, 2000, between Tyco Group S.a.r.l., TyCom (US) Inc., Tyco Internaional Ltd., Tyco International (US) Inc. and TyCom Ltd., on the one hand, and IDT Europe B.V.B.A. and IDT Corporation, on the other hand

99.1	(a)*	Certification of Chief Executive Officer

99.1	(b)*	Certification of Chief Financial Officer

* Filed	herewith.

(b)    Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT CORPORATION

	By:	/s/ JAMES A. COURTER
June 16, 2003		James A. Courter Chief Executive Officer and Vice-Chairman (Principal Executive Officer)

	By:	/s/ STEPHEN R. BROWN
June 16, 2003		Stephen R. Brown Chief Financial Officer and Treasurer (Principal Financial Officer)

CERTIFICATION

of the Chief Executive Officer

I, James A. Courter, Chief Executive Officer of IDT Corporation (the “Company”), hereby certify that:

(1)	I have reviewed the report of the Company on Form 10-Q for the quarterly period ended April 30, 2003, as filed with the Securities and Exchange Commission (the “Report”);

(2)	Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

(3)	Based on my knowledge, the financial statements and other financial information included in the Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in the Report;

(4)	I, together with the other certifying officers, am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the Company and have:

(i)	Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which the Report was being prepared;

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

Date:  June 16, 2003

/s/ JAMES A. COURTER
James A. Courter Chief Executive Officer

CERTIFICATION

of the Chief Financial Officer

I, Stephen R. Brown, Chief Financial Officer of IDT Corporation (the “Company”), hereby certify that:

(1)	I have reviewed the report of the Company on Form 10-Q for the quarterly period ended April 30, 2003, as filed with the Securities and Exchange Commission (the “Report”);

(2)	Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

(3)	Based on my knowledge, the financial statements and other financial information included in the Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in the Report;

(4)	I, together with the other certifying officers, am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the Company and have:

(i)	Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which the Report was being prepared;

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

Date:  June 16, 2003

/s/ STEPHEN R. BROWN
Stephen R. Brown Chief Financial Officer