Form 10-Q/A
period 2003-04-30
IDT CORP
filed 2003-06-17
CIK 1005731

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the IDT Corporation Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003 is being filed solely for the purpose of filing Exhibit 10.69, which was omitted from the original filing.

PART II    OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

Exhibit Number		Description

10.64		1996 Stock Option and Incentive Plan, as amended and restated, of IDT Corporation (incorporated by reference to Form S-8 filed June 5, 2003 file no. 333-105865)

10.65	*	Amendment to Stock Option Agreement under the Employee Stock Option Program between IDT Corporation and Joyce J. Mason

10.66	*	Amendment to Stock Option Agreement under the Employee Stock Option Program between IDT Corporation and Marc E. Knoller

10.67	*	Exchange Agreement, dated March 21, 2003, between IDT Corporation and Morris Lichtenstein

10.68	*	Exchange Agreement, dated April 8, 2003, between IDT Corporation and Marc E. Knoller

10.69	**	Settlement Agreement, dated October 10, 2000, between Tyco Group S.a.r.l., TyCom (US) Inc., Tyco Internaional Ltd., Tyco International (US) Inc. and TyCom Ltd., on the one hand, and IDT Europe B.V.B.A. and IDT Corporation, on the other hand

99.1	(a)*	Certification of Chief Executive Officer

99.1	(b)*	Certification of Chief Financial Officer

* previously	filed with the original Form 10-Q filed on June 16, 2003.
** filed	herewith.

(b)    Reports on Form 8-K.

None.

2

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

3

Exhibit 10.69

SETTLEMENT AGREEMENT

THIS SETTLEMENT AGREEMENT (the “Settlement Agreement”) is entered into this l0th day of October 2000 between Tyco Group S.a.r.l. (“Tyco Group”), TyCom (US) Inc. (“TyCom US”, previously known as Tyco Submarine Systems Ltd. (“TSSL”)), Tyco International Ltd. (“Tyco Bermuda”), Tyco International (US) Inc. (“Tyco US”), and TyCom Ltd. (“TyCom”) (collectively, “Tyco”), on the one hand, and IDT Europe B.V.B.A. (“IDT Europe”) and IDT Corporation (“IDT Corp.”) (IDT Europe, IDT Corp, and any Permitted Transferees described below collectively, “IDT”), on the other hand, to resolve certain disputes arising among them under a Memorandum of Understanding dated November 9, 1999 between IDT Europe and Tyco Group (the “MOU”) and an Instruction to Proceed dated November 9, 1999 between IDT Europe and TSSL (the “ITP”).

RECITALS

WHEREAS, on January 31, 2000, IDT Europe filed a complaint asserting claims against Tyco Group and TSSL in the United States District Court for the District of New Jersey, Civil Action No. 00-450 (JAG) (the “New Jersey Federal Action”);

WHEREAS, Tyco Group and TSSL filed a motion to dismiss the New Jersey Federal Action on the ground that the court lacked subject matter jurisdiction, which motion was granted without prejudice in an order dated June 5, 2000;

WHEREAS, on March 24, 2000, Tyco Group, TSSL, Tyco Bermuda, Tyco US, and TyCom filed a complaint asserting claims against IDT Europe and IDT Corp. in the Supreme Court of the State of New York, County of New York, Index No. 601302/00, Case No. 15812 (the “New York State Action”);

WHEREAS, IDT Corp. filed a motion to dismiss the New York State Action, which motion was denied in an order dated June 19, 2000;

WHEREAS, IDT Europe filed a motion to dismiss the New York State Action, which motion has been referred to a special referee to hear and report with recommendations;

WHEREAS, on June 13, 2000, IDT Europe filed a complaint asserting claims against Tyco Group, TSSL, Tyco Bermuda, and Tyco US in the Superior Court of New Jersey, Law Division, Morris County, Docket No. L-1852-00 (the “New Jersey State Action”);

WHEREAS, Tyco Group, TSSL, Tyco Bermuda, and Tyco US filed a motion to dismiss the New Jersey State Action on comity grounds, which motion was granted without prejudice in an order dated August 18, 2000;

WHEREAS, Tyco Group, TSSL, Tyco (Bermuda, Tyco US, and TyCom expressly deny the validity of the claims asserted against them by IDT Europe and IDT Corp.;

WHEREAS, IDT Europe and IDT Corp. expressly deny the validity of the claims asserted against them by Tyco Group, TSSL, Tyco Bermuda, Tyco US, and TyCom;

WHEREAS, Tyco, IDT Europe and IDT Corp. desire to resolve fully and finally all differences between them and settle the New Jersey Federal Action, the New York State Action, the New Jersey State Action, and all claims that have been or could have been asserted by each other against the other;

WHEREAS, TyCom is deploying a global undersea fiber optic network called the TyCom Global Network consisting of several phases, the first phase of which will offer a cross-sectional cable capacity of up to 7.28 terabits over a fully integrated system that will span more than 70,000 undersea kilometers and connect over 25 major telecommunications cities around the globe and include the following two zones, (a) the TyCom Transatlantic Network (“Transatlantic”) contemplated to consist of two (2) 4-fiber pair Transatlantic segments across geographically diverse routes between the US and UK with backhaul to New York City and London with a “Ready for Service” currently scheduled for September, 2001, and (b) the TyCom Transatlantic Network (“Transpacific”) contemplated to consist of five (5) 8-fiber pair segments connecting the US, Guam and Japan across geographically diverse routes with backhaul to Los Angeles, California; Portland, Oregon and Tokyo, with a “Ready for Service Date” currently scheduled by second quarter of 2002 (“TGN Phase 1”); a route map and description for TGN Phase 1 is attached hereto as Appendix C.

NOW, THEREFORE, in consideration of the mutual promises and covenants set forth herein and for good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties to this Settlement Agreement agree as follows:

Section 1. Release. Effective as of the date of this Settlement Agreement, except for rights, liabilities, and obligations expressly set forth in this Settlement Agreement, each of the parties hereto, for itself and its predecessors, successors, present and former affiliates, subsidiaries, parents, assigns, officers, directors, stockholders, employees, and agents (each, a “Releasing Party”), hereby forever releases, waives, and discharges each of the other parties hereto and its predecessors, successors, present arid former affiliates, subsidiaries, parents, assigns, officers, directors, stockholders, employees, and agents (each, a “Released Party”) from any and all manner of actions, causes of action, suits, debts, dues, sums of money, accounts, reckonings, controversies, agreements, promises, damages, judgments, executions, claims, counterclaims, demands, and other forms of liability whatsoever, in law or equity, known or unknown, that any Releasing Party ever had, now has, or hereafter can, shall, or may have against any Released Party from the beginning of the world to the day of the date of this Settlement Agreement, including without limitation, any claims under the MOU or the ITP and any claims that have been or could have been brought by such party in the New Jersey Federal Action, the New York State Action, or the New Jersey State Action.

Section 2. Business Arrangements. TyCom agrees to provide to IDT Europe for the exclusive use of IDT, a fifteen (15) year indefeasible right to use 2 (two) l0Gb/s wavelengths (each wavelength consists of two geographically diverse routes in a ring configuration, including WDM equipment but less the network protection switching equipment (“NPE”)(hereinafter referred to as the “Ring Configuration”)) on TGN Phase 1 of Transatlantic (see Appendix A attached hereto) and 2 (two) l0Gb/s wavelengths in a Ring Configuration (each wavelength consists of two geographically diverse routes in a Ring Configuration) on TGN Phase 1 of Transpacific (see Appendix B attached hereto), (herein, individually as “Wavelength”, and jointly as the “Wavelengths”) consistent with TyCom’s standard capacity product offering aid as described herein (“IRU”); it being understood that if the bandwidth attributable to any of the Wavelength is increased beyond 10 Gb/s prior to the applicable Handover Date, then any such increase in bandwidth shall be deemed to be part of the relevant Wavelength. The term of the IRU with respect to each Wavelength shall commence on the applicable Handover Date described below. The IRU may not (x) be assigned or transferred to any third party, other than (i) to majority owned (more than a 50% equity interest) affiliates or subsidiaries of IDT Corp. and (ii) to Net2Phone, Inc. (collectively, the “Permitted Transferees”) or (y) be resold except as set forth in Section 2(d). The IRU shall be documented pursuant to definitive agreements to be mutually agreed upon and, in any event, containing terms and conditions consistent with those described herein.

a. Handover Dates. The Handover Dates for the Wavelengths shall be as follows:

i. Transatlantic

First Wavelength: 6 (six) months after the Ready for Service Date of the TyCom Transatlantic Network.

Second Wavelength: 18 (eighteen) months after the Ready for Service Date of the TyCom Transatlantic Network.

ii. Transpacific

First Wavelength: 6 (six) months after the Ready for Service Date of the TyCom Transpacific Network.

Second Wavelength: 18 (eighteen) months after the Ready for Service Date of the TyCom Transpacific Network.

b. Price. TyCom will provide the the IRU to IDT on both the Transatlantic and Transpacific networks free of charge.

c. OA&M. OA&M for the Wavelengths utilized by IDT will be provided by TyCom for a fifteen (15) year period after the relevant Handover Date free of charge. The OA&M shall be consistent with TyCom’s standard offering to similarly situated paying customers with like requirements during the same time frame and of similar quantities on Transatlantic and Transpacific of TGN Phase 1 (hereinafter “Similarly Situated Customers”), shall be documented pursuant to definitive agreements to be mutually agreed upon and, in any event, shall contain terms and conditions consistent with those described herein.

d. Resale of Capacity. Any unused capacity the Wavelengths may be resold, but TyCom shall be IDT’s sole and exclusive agent for the resale of any such capacity and shall not be entitled to commission or fees. The Parties understand and agree that the resale of such capacity must be in a manner so as to facilitate an orderly resale of capacity on the TGN Phase 1, as determined by TyCom at its reasonable discretion. IDT may not exercise its right of resale on any capacity for any Wavelength until: (i) for the First Wavelengths for both the Transatlantic and Transpacific, 12 months after Handover of each respective Wavelength; and (ii) for the Second Wavelengths for both the Transatlantic and Transpacific, 6 months after Handover of each respective Wavelength. IDT must provide TyCom written notification of its desire to sell capacity by identifying the amount of capacity to be sold, the data rate per unit available and the specific transmission path. TyCom shall consider any of the resale of IDT’s capacity as the “next in inventory” to be sold and will use efforts consistent with its own efforts to sell capacity for its own account on TGN Phase 1 to sell such capacity at the then current market rates. TyCom will inform IDT of the next in inventory price for such capacity and if within ten (10) business days after such notification, IDT is not satisfied with the price, IDT may withdraw such capacity from resale. IDT shall be deemed to accept the price if it fails to object within ten (10) days after notification. Payment for the resold capacity shall be paid to IDT in US dollars and in immediately available funds within ten (10) days of receipt of payment by TyCom from the purchaser of the resold capacity.

e. Most Favored Nation Provisioning of Capacity. TyCom will offer to IDT the provisioning, installation, commissioning and acceptance testing of the NPE, which includes SDH equipment (or any substitute therefor then offered by TyCom to its Similarly Situated Customers (“Substitute”)) necessary for the provisioning of protected capacity on each of the Wavelengths, according to IDT’s configuration requirements, priced at the lowest rate or prices which TyCom is offering to its other Similarly Situated Customers. Any purchase of the NPE, which includes SDH equipment (or any Substitute therefor) and OA&M for such NPE, which includes the SDH equipment (or any Substitute therefor) shall be subject to separate agreements to be mutually agreed by the parties and, in any event, containing terms and conditions consistent with those described herein and, in the absence of a specific provision herein, consistent with those provided to Similarly Situated Customers.

f. Portability. Twelve (12) months after the applicable Handover Date, IDT will have the option, exercisable once each twelve (12) months thereafter or such period of time TyCom allows its other Similarly Situated Customers (whichever is more frequent), to convert the available capacity on its Wavelengths to available equivalent capacity on another portion of TGN Phase 1 in units of STM-1, STM-4 or STM-16 or any other unit in which TyCom then makes capacity available to its Similarly Situated Customers on the relevant routes. Such capacity swapping will be based on the then prevailing market value basis of such regional capacity. Such new units to be swapped on another portion of TGN Phase 1 shall be rounded down, without any cash compensation to IDT, based on their market value, to the nearest whole unit (for example: 2 STM-1s of capacity on one or more routes valued at US$2 million may be swapped for $2 million worth of capacity on one or more other routes, which may rounded down to 1 STM-1 unit of capacity). IDT may, at its option, elect to round up to such nearest whole unit of capacity by paying the difference in dollar value, in cash, to TyCom. Any payment due to TyCom must be made within five (5) days of service being made available on the swapped capacity. Swapping shall be limited to units of STM-1, STM-4 or STM-16 or any other unit in which TyCom then makes capacity available on the relevant routes. Swapping capacity between portions of TyCom’s network will be subject to availability. IDT shall give 45 days prior written notice to TyCom of its desire to swap such capacity by identifying the amount of capacity to be swapped.

g. Collocation. TyCom will offer to IDT collocation services (including collocation in the TelExchange™ Centers and Cable Stations), priced at the prevailing market rate or prices which TyCom is offering to its other Similarly Situated Customers, subject to terms and conditions mutually agreed upon between TyCom and IDT in a separately negotiated agreement.

Section 3. Dismissal of New York State Action with Prejudice. Simultaneously with the execution of this Settlement Agreement, the parties hereto agree to execute a Stipulation of Discontinuance With Prejudice, in the form attached as Exhibit A, without costs to any party, to be filed in the New York State Action. The parties agree to take any other and further action, and to deliver any other documents, reasonably required to ensure the dismissal with prejudice of the New York State Action.

Section 4. Dismissal of New Jersey State Action with Prejudice. Simultaneously with the execution of this Settlement Agreement, the parties hereto agree to execute a Stipulation of Dismissal with Prejudice, in the form attached as Exhibit B, without costs to any party, to be filed in the New Jersey State Action. The parties agree to take any other and further action, and to deliver any other documents, reasonably required to ensure the dismissal with prejudice of the New York State Action.

Section 5. Termination of the MOU and the ITP. Effective as of the date of this Settlement Agreement, the MOU and the ITP are terminated, and no party to this Settlement Agreement shall have any liabilities or obligations with respect thereto, except that Article 3 of the MOU relating to restrictions on public disclosure and the corresponding terms in the ITP relating to restrictions on public disclosure shall continue in full force and effect.

Section 6. Confidentiality. Subject to Section 7 hereof, from the date of this Settlement Agreement forward, unless compelled by judicial process to appear in any proceeding, to provide sworn testimony, or to produce documents, the parties hereto shall not discuss or disclose, generally or specifically, the terms of this Settlement Agreement with anyone not signatory to this Settlement Agreement, for any purpose except with respect to the effectuation or enforcement of this Settlement Agreement, and, excepting as necessary, the parties’ parents, subsidiaries, affiliates, successors, attorneys, accountants, and insurance companies or their agents, and, excepting as necessary, regulatory authorities and tax authorities. If so compelled, each party hereto agrees that it shall promptly notify the other parties so that the other parties may take whatever action they deem appropriate.

Section 7. Public Announcements. Before issuing any press release or making any public statement with respect to this Settlement Agreement and the other transactions contemplated hereby, the parties shall agree on the form of any such press release or public statement, it being understood that in the absence of such agreement no such public disclosure shall be made; provided, however, that nothing herein shall prohibit any party from making any disclosure that is required by law or stock exchange rules or the rules of any other securities exchange, provided that such party shall give the other party advance notice of, and an opportunity to comment upon, such disclosure.

Section 8. Destruction or Return of Documents Produced in Litigation. Within seven (7) days of the date of this Settlement Agreement, each party to this Settlement Agreement shall return all documents produced during the course of litigation to the producing party, along with all copies thereof, or confirm in writing that all such documents and copies have been destroyed.

Section 9. Notices. All notices, requests, demands, and other communications hereunder shall be in writing and shall be deemed duly given when delivered either by overnight courier or by certified mail, return receipt requested, and duly addressed as indicated below or to such changed address as may be subsequently designated in writing:

For Tyco Group, TSSL, Tyco Bermuda, Tyco US, and TyCom:

Byron Kalogerou, Esq.

TyCom Networks Limited

The Zurich Centre

Second Floor

90 Pitts Bay Road

Pembroke HM 08, Bermuda

and

Noriko E. Okamoto, Esq.

TyCom (US) Inc.

Patriot’s Plaza

60 Columbia Turnpike

Morristown, NJ 07960

For IDT Europe and IDT Corporation:

Motti Lichtenstein

IDT Corporation

520 Broad Street

Newark, NJ 07102

and

Alan M. Grayson, Esq.

Grayson & Kubli, P.C.

1568 Spring Hill Road, Suite 1800

McLean, Virginia 22102

Section 10. Governing Law. This Settlement Agreement shall be governed by, and shall be construed in accordance with, the substantive and procedural laws of the State of New York without regard to the conflicts provisions thereof. If any party to the Settlement Agreement brings an action to enforce the terms of the Settlement Agreement, the Supreme Court of the State of New York, County of New York, will have exclusive jurisdiction over the action.

Each of the parties to this Settlement Agreement unconditionally consents to the exercise of personal jurisdiction over it by the Supreme Court of the State of New York for the purposes of an action brought to enforce the terms of this Settlement Agreement and irrevocably waives any objection or defenses it may now or hereafter have on grounds of lack of personal jurisdiction of such court, improper venue, or forum non conveniens. The parties irrevocably waive any right to trial by jury.

Section 11. Modification. No alleged modification or waiver of any provision of this Settlement Agreement shall be valid unless it is contained in a writing duly signed by all of the parties.

Section 12. Entire Agreement. This document, together with Exhibits A and B hereto, sets forth the entire agreement of the parties and all prior and contemporaneous conversations, agreements, understandings, covenants, representations, and negotiations with respect the subject matter hereof are merged herein and superseded hereby. No other agreements, covenants, representations, or warranties, express or implied, oral or written, have been made by any of the parties hereto with respect to the subject matter hereof.

Section 13. Severability. If any provision of this Settlement Agreement is held unenforceable for any reason, the unenforceable provision shall be deemed severed from this Settlement Agreement, and toe remainder of this Settlement Agreement shall continue in full force and effect.

Section 14. Counterparts. This Settlement Agreement may be executed in one or more counterparts, each of which shall be deemed an original and all of which together shall be one and the same instrument.

Section 15. No Admissions. Nothing contained in this Settlement Agreement shall be considered an admission by any party of any wrongdoing on the part of any party or its predecessors, successors, present and former affiliates, subsidiaries, parents, assigns, officers, directors, stockholders, employees, or agents.

Section 16. Representations and Warranties. Each of the parties hereto represents and warrants that: (i) it has the legal right and power and authority to enter into this Settlement Agreement, and the execution, delivery, and performance of this Settlement Agreement has been duly authorized, and all actions necessary for the due execution, delivery, and performance of this Settlement Agreement have been taken; (ii) this Settlement Agreement constitutes a legal, valid, and binding obligation of the parties enforceable against each party in accordance with the terms of the Settlement Agreement; (iii) it has been represented by legal counsel of its choosing; (iv) this Settlement Agreement has been executed and delivered as its own free act and deed and not as a result of duress by the other parties hereto; and (v) it has not assigned or transferred to any person or entity any right to recovery for any claim or potential claim that otherwise would be released under this Settlement Agreement.

Section 17. Authorized Signatories. Each of the natural persons executing this Settlement Agreement on behalf of a party hereto represents and warrants that he or she is authorized to enter into this Settlement Agreement on behalf of such party.

Section 18. No Presumption of Construction. This Settlement Agreement has been drafted and reviewed jointly by counsel for Tyco and counsel for IDT Corp. and IDT Europe,

and no presumption of construction as to the drafting of this Settlement Agreement shall be applied against or in favor of any of the parties hereto.

Section 19. Binding on Successors and Assigns. This Settlement Agreement is binding upon and inures to the benefit of the parties hereto and their officers, directors, successors, and assigns.

Section 20. Costs. Each of the parties shall bear its own attorneys’ fees and costs in connection with the disputes settled by this Settlement Agreement, including, without limitation, the preparation of this Settlement Agreement.

Section 21. Titles and Headings. Titles and headings to sections herein are inserted for convenience of reference only and are not intended to be a part of or affect the meaning or interpretation of this agreement.

IN WITNESS WHEREOF, the parties have executed this Settlement Agreement as of the date hereinafter appearing:

Dated: October 10, 2000

Tyco Group S.a.r.l.		IDT Europe B.V.B.A.

	/S/ BYRON S. KALOGEROU		/S/ HAL BRECHER

Name:	Byron S. Kalogerou	Name:	Hal Brecher
Title:	Managing Director	Title:	COO

TyCom (US) Inc.		IDT Corporation

	/S/ RONALD L. ARMSTRONG		/S/ HOWARD JONAS

Name:	Ronald L. Armstrong	Name:	Howard Jonas
Title:	Vice President	Title:	CEO

Tyco International Ltd.

/S/ BYRON S. KALOGEROU

Name:	Byron S. Kalogerou
Title:	Vice President

Tyco International (US) Inc.		TyCom Ltd.

	/S/ DAVID P. BROWNELL		/S/ BYRON S. KALOGEROU

Name:	David P. Brownell	Name:	Byron S. Kalogerou
Title:	Sr. Vice President Tyco International	Title:	Vice President and Secretary

Exhibit A

SUPREME COURT OF THE STATE OF NEW YORK

COUNTY OF NEW YORK

– – – – – – – – – – – – – – – – – – – – – – – – – – – – – – – – – x	Index No. 601302/00

TYCO GROUP (S.A.R.L.), TYCO SUBMARINE	Hon. Ira Gammerman

SUBMARINE SYSTEMS, LTD., TYCO INTERNATIONAL LTD., TYCO INTERNATIONAL LTD., TYCO INTERNATIONAL (US) INC. and TYCOM LTD.,	Case No. 15812

                                Plaintiffs,

- against –

IDT EUROPE B.V.B.A. and IDT CORPORATION,

                                Defendants.

– – – – – – – – – – – – – – – – – – – – – – – – – – – – – – – – – x

IT IS HEREBY STIPULATED AND AGREED, by and between the parties to the above action, through their undersigned attorneys, being all the parties to the action, none of which is an infant or incompetent person for whom a committee has been appointed and no person not a party having an interest in the subject matter of the action, that this action is hereby discontinued with prejudice and on the merits, without costs to either party as against the other. This Stipulation may be filed without further notice with the Clerk of the Court.

Dated:	New York, New York October , 2000

DAVIS POLK WARDWELL

By

        Frank S. Moseley

450 Lexington Avenue

New York, New York 10017

Attorneys for Plaintiffs Tyco Group S.a.r.l.,

Tyco Submarine Systems Ltd., Tyco

International Ltd, Tyco International

(US) Inc., and TyCom Ltd.

BAER MARKS UPHAM LLP

By

        Eugene R. Scheiman, Esq.

805 Third Avenue

New York, New York 10022

(212) 702-5700

Of Counsel

Alan M. Grayson, Esq.

Grayson & Kubli, P.C.

1568 Spring Hill Road, Suite 1800

McLean, Virginia 22102

(703) 442-0327

Attorneys for Defendants IDT Europe B.V.B.A.

and IDT Corporation

2

Exhibit B

GREENBERG DAUBER EPSTEIN & TUCKER

A Professional Corporation

One Gateway Center, Suite 600

Newark, New Jersey 07102-5311

Attorneys for Defendants Tyco Group

(S.A.R.L.), Tyco Submarine Systems, Ltd.,

Tyco International Ltd., and Tyco

International (U.S.), Inc.

I.D.T. EUROPE B.V.B.A., a corporation	SUPERIOR COURT OF NEW JERSEY
incorporated under the laws of Belgium,	LAW DIVISION: MORRIS COUNTY
DOCKET NO. L-1852-00
Plaintiff,
Civil Action
v.

TYCO GROUP (S.A.R.L.), a corporation
incorporated under the laws of Luxembourg;	STIPULATION OF DISMISSAL
TYCO SUBMARINE SYSTEMS, LTD., a	WITH PREJUDICE
corporation of the State of Delaware; TYCO INTERNATIONAL LTD., a corporation incorporated under the laws of Bermuda; and TYCO INTERNATIONAL (U.S.), INC., a corporation of the State of Massachusetts,

Defendants.

IT IS HEREBY STIPULATED AND AGREED, by and between the parties to the above action, through their undersigned attorneys, being all the parties to the action, none of which is an infant or incompetent for whom a committee has been appointed, and no person not a party having an interest in the subject matter of the action, the Complaint in this matter is hereby dismissed with prejudice, and on the merits, without costs to either party.

COURTER, KOBERT, LAUFER & COHEN

By:

Kevin M. Hahn, Esq.

1001 Route 517

Hackettstown, New Jersey 07840

(908)852-2600

Of Counsel

Alan M. Grayson, Esq.

Grayson & Kubli, P.C.

1568 Spring Hill Road, Suite 1800

McLean, Virginia 22102

(703)442-0327

Attorneys for Plaintiff IDT Europe B.V.B.A.

GREENBERG DAUBER EPSTEIN & TUCKER A Professional Corporation One Gateway Center-Suite 600 Newark, New Jersey 07102-5311 (973)643-3700

By:

                        Melvin Greenberg, Esq.

Of Counsel

Frank S. Moseley

Davis Polk, & Wardwell

450 Lexington Avenue

New York, New York 10017

Attorneys for Defendants Tyco Group S.a.r.l.,

Tyco Submarine Systems Ltd.,

Tyco International Ltd, and

Tyco International (US) Inc.

Dated:	Newark, New Jersey October , 2000

Appendix A

IDT Transatlantic Wavelength

Technical Design – TelExchange to TelExchange

[DIAGRAM]

Appendix B

IDT Transpacific Wavelength

Technical Design – TelExchange to TelExchange

[DIAGRAM]

Appendix C

TyCom Transatlantic

[MAP]

TyCom Transpacific, TyCom Northern Asia

[MAP]

Appendix C

TyCom Northern Europe, TyCom Baltic

[MAP]

TyCom Western Europe, TyCom Western Med, TyCom Eastern Med

[MAP]