Form 10-Q/A
period 2003-04-30
IDT CORP
filed 2003-06-19
CIK 1005731

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

Common Stock, $.01 par value – 19,654,897 shares outstanding as of June 11, 2003 (excluding 5,419,963 treasury shares)

Class A common stock, $.01 par value – 9,816,988 shares outstanding as of June 11, 2003

Class B common stock, $.01 par value – 51,220,669 shares outstanding as of June 11, 2003 (excluding 4,019,163 treasury shares)

(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date)

EXPLANATORY NOTE

This Amendment No. 2 to the IDT Corporation Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003 (the “Form 10-Q”) is being filed for the purpose of correcting the number of shares outstanding of IDT Corporation’s common stock and Class B common stock set forth on the cover page, which inadvertently included treasury shares. This Amendment No. 2 to the Form 10-Q also includes “Item 6. Exhibit and Reports on Form 8-K” of “Part II Other Information” so that the certifications of IDT’s Chief Executive Officer and Chief Financial Officer included herein and furnished herewith apply to Exhibit 10.69, which was originally filed with Amendment No. 1 to the Form 10-Q on Form 10-Q/A filed on June 17, 2003.

PART II    OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

Exhibit Number		Description

10.64		1996 Stock Option and Incentive Plan, as amended and restated, of IDT Corporation (incorporated by reference to Form S-8 filed June 5, 2003 file no. 333-105865)

10.65	*	Amendment to Stock Option Agreement under the Employee Stock Option Program between IDT Corporation and Joyce J. Mason

10.66	*	Amendment to Stock Option Agreement under the Employee Stock Option Program between IDT Corporation and Marc E. Knoller

10.67	*	Exchange Agreement, dated March 21, 2003, between IDT Corporation and Morris Lichtenstein

10.68	*	Exchange Agreement, dated April 8, 2003, between IDT Corporation and Marc E. Knoller

10.69	**	Settlement Agreement, dated October 10, 2000, between Tyco Group S.a.r.l., TyCom (US) Inc., Tyco International Ltd., Tyco International (US) Inc. and TyCom Ltd., on the one hand, and IDT Europe B.V.B.A. and IDT Corporation, on the other hand

99.1	(a)**	Certification of Chief Executive Officer

99.1	(b)**	Certification of Chief Financial Officer

  *  Previously filed with the original Form 10-Q filed on June 16, 2003.

**  Filed herewith.

(b)    Reports on Form 8-K.

None.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT CORPORATION

	By:	/s/ JAMES A. COURTER
June 19, 2003		James A. Courter Chief Executive Officer and Vice-Chairman (Principal Executive Officer)

	By:	/s/ STEPHEN R. BROWN
June 19, 2003		Stephen R. Brown Chief Financial Officer and Treasurer (Principal Financial Officer)

3

CERTIFICATION

of the Chief Executive Officer

I, James A. Courter, Chief Executive Officer of IDT Corporation certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A (Amendment No. 2) of IDT Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equal function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 19, 2003

/s/ JAMES A. COURTER
James A. Courter Chief Executive Officer

4

CERTIFICATION

of the Chief Financial Officer

I, Stephen R. Brown, Chief Financial Officer of IDT Corporation certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A (Amendment No. 2) of IDT Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equal function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 19, 2003

/S/ STEPHEN R. BROWN
Stephen R. Brown Chief Financial Officer

5