Form 10-K/A
period 2002-07-31
IDT CORP
filed 2003-09-03
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of October 25, 2002, the Registrant had outstanding 19,601,009 shares of Common Stock, $.01 par value, 9,816,988 shares of Class A Common Stock, $.01 par value, and 50,072,692 shares of Class B Common Stock, $.01 par value. Excluded from these numbers are 5,419,963 shares of Common Stock and 4,019,163 shares of Class B Common Stock held by IDT Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the Registrant’s definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after July 31, 2002, is incorporated by reference in Part II (Item 5) and Part III (Items 10, 11, 12 and 13) of this Form 10-K.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our annual report for the fiscal year ended July 31, 2002 (“Fiscal 2002”) primarily for the purpose of restating our financial statements and other financial information included in this report to consolidate the results of Net2Phone, Inc. for the period beginning on October 23, 2001 through July 31, 2002. In our original annual report for Fiscal 2002 on Form 10-K, we accounted for our investment in Net2Phone during this period using the equity method. Note 2 to our consolidated financial statements included in this report summarizes the basis for this restatement. In addition, we have made certain other changes throughout this report to include additional information regarding Net2Phone, and our investment therein, and to clarify and supplement previously disclosed information regarding topics other than Net2Phone.

We have amended and restated our Annual Report on Form 10-K for Fiscal 2002 in its entirety because the changes referenced above have been made throughout the report. This Amendment No. 1 does not contain updates to reflect any events occurring after the original October 29, 2002 filing of our Annual Report on Form 10-K for Fiscal 2002. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission, as may be amended, for periods subsequent to the date of the original filing of the Annual Report on Form 10-K. We have not amended, and will not be amending, our quarterly reports on Form 10-Q for the first three quarters of Fiscal 2002, and the financial statements and related financial information contained in such reports should no longer be relied upon and should be viewed in the context of this report. We are, however, amending our quarterly reports on Form 10-Q for the first three quarters of the fiscal year ended July 31, 2003 for the purpose of restating the financial statements and other financial information included therein to consolidate the results of Net2Phone for the period beginning on October 23, 2001 through July 31, 2002.

INDEX

IDT CORPORATION

ANNUAL REPORT ON FORM 10-K/A (Amendment No. 1)

1

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

INTRODUCTION

IDT Corporation is a multinational communications company that provides services and products to retail and wholesale customers worldwide. Our primary offerings are prepaid debit and rechargeable calling cards, wholesale carrier services and consumer long distance services. We also operate several media and entertainment-related businesses, most of which are currently in the early stages of development.

We have grown throughout our history, and our growth continued in Fiscal 2002. Our revenues grew to $1.6 billion in Fiscal 2002, from $1.2 billion in Fiscal 2001 and $1.1 billion in Fiscal 2000. We derive the majority or our revenues from our calling card and wholesale carrier services, which generated revenues of $1.4 billion in Fiscal 2002, $1.2 billion in Fiscal 2001 and $1.0 billion in Fiscal 2000. In Fiscal 2002, minutes of use from our calling card and wholesale carrier services grew to 11.3 billion minutes in Fiscal 2002, an increase from 7.0 billion minutes in Fiscal 2001 and 4.2 billion minutes in Fiscal 2000.

In providing calling card and wholesale carrier services, we utilize our network of more than 180 switches in the United States, Europe and South America, as well as our owned and leased capacity on 14 undersea fiber-optic cables that connect our U.S. facilities with our international facilities and with third-party facilities in Europe, Latin America and Asia. We utilize another carriers’ networks in providing consumer long distance services.

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

While we have experienced significant growth, we have continued to incur operating losses. For Fiscal 2002, our operating loss was $440.3 million compared to $432.7 million in Fiscal 2001 and $216.6 million in Fiscal 2000. In addition, we incurred a net loss in Fiscal 2002 of $303.3 million compared with net income of $532.4 million in Fiscal 2001 and net income of $230.9 million in Fiscal 2000.

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

On October 23, 2001, we entered into an agreement to create a consortium, which now holds approximately 46% of Net2Phone’s outstanding capital stock. The consortium consists of us, Liberty Media Corporation and AT&T. As part of the agreement, IDT and AT&T contributed shares of Net2Phone Class A common stock (approximately 10.0 million and 18.9 million shares, respectively) to a newly formed limited liability company, NTOP Holdings, LLC. Liberty Media then acquired a substantial portion of NTOP Holdings’ units from AT&T. NTOP Holdings holds an aggregate of 28.9 million shares of Net2Phone’s Class A common stock. We have the ability to control NTOP Holdings because we have the right to appoint the majority of the members of its board of managers. Because NTOP Holdings holds Net2Phone Class A common stock with two votes per share, NTOP Holdings has approximately 63% of the voting power in Net2Phone.

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

CORPORATE ORGANIZATION

We conduct our business primarily through the following four operating subsidiaries:

•	IDT Telecom, Inc. IDT Telecom operates our principal telecommunications operations. We own 95.2% of IDT Telecom’s common stock, with Liberty Media holding the remaining 4.8% for which it paid $30 million in cash in March 2002. IDT Telecom provides both retail and wholesale telecommunications services. Retail services include prepaid debit and rechargeable calling cards, private label calling cards and consumer long distance services. Wholesale services consist of our carrier services for other telecommunications companies, or “carrier’s carrier” services. In Fiscal 2002, IDT Telecom generated $1.4 billion of revenues, which equaled 89.1% of our consolidated revenues and recorded operating income of $30.8 million. Retail services comprised 79.5% of IDT Telecom’s revenues, with the remaining 20.5% attributable to wholesale services.

•	Winstar Holdings, LLC. Winstar Holdings, our wholly owned subsidiary, which was created to hold the assets of Old Winstar that we acquired, is a broadband and telephony service provider to commercial and governmental customers that offers a cost-effective “last mile” (the connection between a telecommunications switch and the end user) telecommunications solution through its fixed-wireless and fiber infrastructure, including local and long distance phone services, high speed Internet and data communications, wide-area-network, or WAN, solutions, co-location, mobile network infrastructure and web hosting. From our December 19, 2001 acquisition of Old Winstar’s assets through the end of Fiscal 2002, Winstar generated $79.6 million of revenues, which equaled 5.0% of our consolidated revenues and recorded an operating loss of $96.6 million.

•	Net2Phone, Inc. Effective October 23, 2001, we reconsolidated Net2Phone, which is a provider of voice over Internet protocol, or VoIP, telephony products and services. As of July 31, 2002, IDT’s effective equity investment in Net2Phone (through NTOP Holdings) was 19.2%. In Fiscal 2002, our Internet Telephony segment, consisting of Net2Phone, generated $71.9 million of revenues, which equaled 4.5% of our consolidated revenues and recorded an operating loss of $216.0 million.

•	IDT Media, Inc. IDT Media, our wholly owned subsidiary, is a holding company for our media-related holdings, including the Talk America Radio Network, our WMET radio station, Digital Production Solutions and CTM Brochure Display. In Fiscal 2002, IDT Media generated $21.3 million of revenues, which equaled 1.3% of our consolidated revenues and recorded an operating loss of $132.0 million, which included the impairment charge of $111.1 million resulting from the writedown of assets received from TyCom Ltd. described below.

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

Our telecom division generated revenues of $1.4 billion during Fiscal 2002, an 18.8% increase over the $1.2 billion of revenues generated during Fiscal 2001. Our telecom division’s revenues represented 89.1% of our total consolidated revenues in Fiscal 2002, as compared to 97.9% in Fiscal 2001. During Fiscal 2002, our retail telecommunications services and products (prepaid debit and rechargeable calling cards, private label calling cards and consumer long distance services) comprised 79.5% of our telecom division’s revenues, with the remaining 20.5% attributable to wholesale carrier services. Our telecom division’s operating income increased to $30.8 million in Fiscal 2002, from an operating loss in Fiscal 2001 of $103.6 million.

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

We deliver our telecommunications services over a network consisting of more than 180 switches in the United States, Europe and South America, including seven international “gateway” switches. Four of these switches are located in the United States (in Piscataway and Newark, New Jersey), two are located in London, England and the remaining switch is in Lima, Peru. During Fiscal 2003, we plan to install at least two additional gateway switches, one in New Jersey and one in Argentina. We also own and lease capacity on 14 undersea fiber-optic cables that connect our U.S. facilities with our international facilities and with third-party facilities in Europe, Latin America and Asia. We utilize other carriers’ networks in providing consumer long distance services.

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

By mid-2000, however, it was becoming apparent that the estimates for future demand for bandwidth were overly optimistic. Demand for data transmission, in particular, was not nearly as robust as had been anticipated by many. The bandwidth-hungry applications that were supposed to drive much of the growth in data demand had not yet materialized. In addition, the oversupply of bandwidth was further exacerbated with the introduction of enhanced compression technologies. With supply significantly outpacing demand, prices for bandwidth plummeted, while pricing for termination of international calls also fell significantly. As a result of these falling prices and lower-than-expected demand, many telecommunications companies fell short of their revenue projections. In addition, many emerging telecommunications companies were subject to large principal and interest payments on their substantial indebtedness. At the same time, raising funds in the public debt and equity markets became more difficult. As a result, many of these new entrants either filed for bankruptcy or otherwise exited the international long distance marketplace.

Beginning in 2001, a second wave of financial difficulties swept the international telecommunications market. Significantly larger and “established” telecommunications companies encountered cash flow and fundraising difficulties. Companies that built or purchased large fiber networks with massive capacities, such as WorldCom, Global Crossing and Williams Communications, suffered when both prices and demand for bandwidth decreased.

Because we did not increase our leverage and did not participate in the network overbuild which plagued the industry, we were not affected financially as greatly as other telecommunications companies who over-leveraged themselves and overbuilt their networks. Nevertheless, our revenues (and revenues per minute) were negatively affected as industry pricing dropped significantly, due primarily to the industry oversupply of capacity. We were also affected by the financial difficulties or bankruptcies of some of our customers, primarily in terms of managing our relationships with them and our adapting credit risk management policies and in lost opportunities for sales to entities where we determined that such additional sales would leave us overexposed.

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

Despite the recent downturn in the telecommunications industry, we continue to believe in the international long distance industry’s solid underlying fundamentals. Volumes of both voice and data traffic continue to grow, presenting opportunities for companies like us. We do not believe that the current weakness in the global telecommunications industry represents a refutation of the positive long-term factors that have driven the industry’s growth. Even during the recent “downturn” in the telecommunications industry, the volume of worldwide voice and data traffic continued to increase, and we expect that such traffic will continue to increase for the foreseeable future. In fact, while we were also affected by the industry downturn, it has also provided us with opportunities to buy potentially valuable assets and businesses at a fraction of their original cost.

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

Our prepaid calling cards are marketed primarily to the ethnic, immigrant communities in the United States, Europe and Latin America who tend to generate high levels of international traffic. We believe that recent immigrants and members of the ethnic communities tend to be heavy users of international long distance telephone service because of their desire to keep in touch with family members and friends located in their country of origin. Specifically, a large portion of our calling card customers are from the Hispanic community. Therefore, a significant proportion (55% in Fiscal 2002) of our international debit card minutes are terminated in Latin America as U.S.-resident Latinos call their native countries. We believe that many customers typically use our calling cards as their primary means of making long distance telephone calls due to attractive rates, reliable service, the ease of monitoring and budgeting their long distance spending and the appealing variety of calling cards that we offer to different market segments.

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

The following table lists some of the major prepaid calling cards that we sell in the United States:

Union Phone Card	Union Georgia	Florida 800	Texas Exclusive	California 800
New York Alliance	PT Phone	Megatel Debit	Florida Payless	USA Card
Union New York	Megatel Africa	New York PT—1 Card	California Exclusive	Ta Buena New York
New York Exclusive	New Jersey Easytalk	Texas 800	Washington Alliance	Union Florida
UTA Card	LA Easytalk	LA Aggressive	New York Payless	New Jersey Alliance
Union California	New Jersey Exclusive	Boston LAC	Megatel USA	Centro America Card

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

Our rechargeable cards, with a marketing focus on business travelers, are distributed primarily through in-flight magazines and permit users to place calls from over 25 countries through international toll-free services. Accounts are automatically recharged with a credit card that the customer provides at the time of initial card activation. In Fiscal 2002, revenues attributable to rechargeable calling cards were $25.3 million, or 1.8% of our telecom division’s calling card revenues.

We believe that we possess the following competitive advantages in the prepaid calling card industry:

•	our status as a carrier’s carrier, which allows us to offer calling time over more routes at attractive prices to the countries that are in demand in the prepaid calling card marketplace without relying on a single operator for termination or other services while using our significant network and least-cost-routing system to procure the most cost-effective termination to the required destinations at the quality levels that we require;

•	our network of switches and transmission facilities, which allows us to keep our costs low as compared to our competitors whose operations consist solely of selling calling cards;

•	our debit platform, which is a database that keeps track of the remaining balance on each calling card. When a user makes calls using the card, the user calls an access number and is connected to the platform, which notifies the user of the remaining balance on the card. As the caller uses the card, the platform deducts the appropriate amount of value from the card. Debit platforms can be scaled to handle a larger number of cards. In addition, functionality can be added to the platform, such as the ability to handle multiple currencies and the ability to communicate in various languages. Our debit platform enables us to process a large number of cards simultaneously and to provide multilingual and multi-currency cards;

•	our extensive distribution channel, which covers a wide variety of over 350,000 retail outlets worldwide;

•	the quality and dependability of the telephone service provided by our cards;

•	our understanding of, and commitment to, the ethnic prepaid calling card market; and

•	our superior customer service.

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

We currently market the following types of private label calling cards:

•	Retail Calling Cards. These prepaid calling cards, often printed with a customer’s logo and design, are targeted at the mass-market opportunity presented by being located in high-traffic stores. In October of 2002, we became the exclusive prepaid calling card provider to Walgreens, the nation’s largest retail pharmacy chain. We will supply Walgreens’ branded prepaid calling cards to the retail pharmacy chain’s nearly 4,000 stores.

•	Promotional Cards. These prepaid calling cards are usually given away by customers as promotional items. Current customers include Goya, Jet Blue, Coca-Cola and Colgate.

•	Corporate Cards. Many companies are using the benefits of prepaid/postpaid and rechargeable calling cards to control and track their employees’ long distance telephone charges by giving each employee a card and mandating its use for long distance telephone service whenever possible.

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

Consumer Long Distance Services

We market long distance services directly to consumers and businesses in all 50 U.S. states, as well as in the District of Columbia. The greatest concentrations of customers are in large urban areas, with the greatest number of customers located in California, Florida, New Jersey and New York. We feature a flat rate calling plan of five cents per minute for state-to-state telephone calls within the continental United States (available in most areas), 24 hours a day, seven days a week, with a monthly service fee of $3.95. We bill in six second increments, instead of one minute rounding, which is the practice of some industry participants. As part of our calling plan, customers are offered our calling cards, with no monthly fees or per-call surcharges, featuring a domestic rate of ten cents per minute. Our rates for international calls are also competitive with those charged by the major facilities-based carriers. During Fiscal 2002, we continued to aggressively market our long distance services by expanding our existing advertising campaign to additional markets and by leveraging our scale to reduce our customer acquisition costs. We utilized many marketing channels to broaden our reach, including national cable television, print, direct mail, on-line advertising and co-marketing agreements. The Wall Street Journal’s survey of cellular and long distance telephone companies (October 3, 2002), which included AT&T, MCI and Sprint, gave our calling plan “Thumbs-Up”, the highest ranking given. The Wall Street Journal reported, “In an age of impossible-to-decipher bills, IDT stands out as an exception.”

As of October 1, 2002, we had approximately 550,000 active consumer long distance customers. Consumer long distance services accounted for 7.0% of our telecom division’s total consolidated revenues in Fiscal 2002. We grew long distance revenues by 97% in Fiscal 2002 through aggressive customer acquisition campaigns and by adding new services such as IntraLATA (or local toll) service. As we continue to make significant expenditures to market this service, resulting in customer growth, we anticipate that consumer long distance services will account for an increasing proportion of our total revenues in future periods.

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

By utilizing our flexible and least-cost traffic routing system, we are able to provide major carriers and niche carriers alike with rates that we believe are often lower than those traditionally available through the more established carriers. We are able to offer competitive rates to our carrier customers as a result of our ability to generate a high volume of long distance telephone traffic (aided by the volumes generated by our calling card business) and our attractive rates negotiated with foreign state-owned or state sanctioned post, telephone or telegraph companies and other carriers. As of October 1, 2002, we had approximately 173 wholesale customers located in the United States and Europe, with wholesale carrier sales accounting for $289 million of our telecom division’s revenues in Fiscal 2002, which represented 20.5% of our total consolidated revenues. In Fiscal 2002, we carried 2.04 billion minutes, an increase of 9.7% over Fiscal 2001 when we carried 1.86 billion minutes.

In Fiscal 2002, we increased the number of our direct relationships with foreign state-owned or state sanctioned post, telephone or telegraph companies from approximately 40 to more than 60. We believe that a direct connection from one of our switches to a foreign state-owned or state sanctioned post, telephone or telegraph company both increases the quality of a call and lowers cost, which enables us to generate more traffic with higher margins to that foreign locale. During Fiscal 2003, we intend to continue to vigorously expand our existing direct relationships with foreign state-owned or state sanctioned post, telephone or telegraph companies.

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

Our most significant wholesale carrier customers consist of long distance carriers. While they may vary from quarter to quarter, our five largest wholesale carrier customers accounted for 14.7% of our total consolidated revenues in Fiscal 2002. This concentration of revenues increases our risk associated with nonpayment by customers. This risk has, in general, become more acute for us in recent quarters as several of our customers have declared bankruptcy or are facing financial difficulties, and now pose increased credit risks. We perform ongoing credit evaluations of all of our wholesale carrier customers, but historically we have not required collateral to support accounts receivable from our customers. In light of the deteriorating credit quality of some of our wholesale carrier customers, we have begun to impose stricter credit restrictions on some of our wholesale carrier customers. In some cases, this has resulted in our sharply curtailing or ceasing completely sales to certain of our wholesale carrier customers.

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

continue to prove attractive to foreign state-owned or state sanctioned post, telephone or telegraph companies as we form direct connections with them and “create” new streams of traffic and direct it to them            , as opposed to simply transferring minutes from another carrier with which the foreign state-owned or state sanctioned post, telephone or telegraph company is already allied;

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

These factors will advance our long-term goal of becoming a multi-faceted provider offering a portfolio of services and products to the most financially stable market participants through long-term contractual relationships. In order to reach this goal, we intend in Fiscal 2003 to:

•	broaden our portfolio of services and products offered to our wholesale carrier customers;

•	cultivate our relationships with additional foreign state-owned or state sanctioned post, telephone or telegraph companies and top-tier global carriers;

•	continue our evaluation of the financial stability of weaker wholesale carrier customers and cautiously manage our financial exposure to such customers in order to safeguard against nonpayment of outstanding receivables;

•	continue to utilize our strong balance sheet to seek out opportunities in the distressed marketplace to acquire complimentary assets, technologies and lines of business at attractive prices; and

•	generate significant incentives, such as volume commitments and price incentives, for global carriers to enter into long-term contracts with mutual commitments.

Sales, Marketing and Distribution

We primarily market our wholesale carrier services through our direct services sales staff. Management believes that the sales staff benefits from (i) our extensive relationships with RBOCs and our international name recognition throughout the long distance industry for marketing carrier services, (ii) substantial traffic volumes, which enables us to negotiate lower rates and (iii) our favorable termination rates negotiated with foreign state-owned or state sanctioned post, telephone or telegraph companies and other foreign carriers.

We primarily market our prepaid debit cards to retail outlets in the United States through an exclusive distribution agreement with Union Telecard Alliance, LLC, a joint venture which is owned 51% by us and 49% by the Carlos Gomez Family Trust. Union Telecard utilizes a network of more than 1,000 sub-distributors (ranging from large companies to sole proprietors) that sell through over 250,000 retail outlets throughout the United States. The vast majority of these outlets are convenience stores, newsstands and gas stations.

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

IDT Europe

We formed IDT Europe in 1998 as a wholly owned subsidiary. In Europe we focus on prepaid calling cards (from our headquarters in Dublin, Ireland) and on wholesale carrier services (from our headquarters in London, England). We have operations in the Netherlands, Belgium, Germany, Spain, France, Italy and Scandinavia. We target our prepaid calling cards, principally under the IDT brand, primarily to immigrant and ethnic markets with a wide range of cards featuring competitive rates to almost anywhere in the world. We also provide competitively priced wholesale carrier services to a variety of customers including established European and other carriers, new and emerging telephone companies, and value-added service providers. With approximately 135 employees, our European operations generated $229 million of revenues in Fiscal 2002, a 6.0% increase over the $216 million of revenues generated during Fiscal 2001. Our European operations’ revenues represented 16.2% of our telecom division’s revenues in Fiscal 2002, as compared to 17.9% in Fiscal 2001. During Fiscal 2002, prepaid calling cards comprised 62.5% of our European operations’ revenues, with the remaining 37.5% attributable to wholesale carrier business.

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

Private Line Network

We operate a growing telephone network consisting of domestic dedicated leased fiber-optic and copper lines, and owned switch equipment in the United States which are interconnected to major foreign state-owned or state sanctioned post, telephone or telegraph companies, emerging carriers and domestic interexchange carriers, local exchange carriers and competitive local exchange carriers or CLECs. Our major switching facilities are located in Piscataway and Newark, New Jersey and London, England. These locations provide our network with redundancy and diversity. All of these locations are linked with the dominant local exchange carrier as well as with at least one CLEC, allowing us to interconnect with all major interexchange carriers to switch traffic via our leased private-line DS-3 network. Furthermore, all of our locations are interconnected via leased lines to enhance network reliability and redundancy as each location interconnects with the various carriers.

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

In the calling card market, we compete with other providers of calling cards, including established carriers and hundreds of small regional companies, and with providers of telecommunications services in general. Many of the largest telecommunications providers, including AT&T, MCI and Sprint, currently market prepaid calling cards, which in certain cases compete with our prepaid calling cards. These companies are substantially larger and have greater financial, technical, engineering, personnel and marketing resources, longer operating histories, greater name recognition and larger customer bases than we do. In marketing prepaid calling cards to customers outside the United States, we compete with large foreign state-owned or state sanctioned telecommunications companies, such as British Telecommunications in the United Kingdom.

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

In the wholesale carrier service business, we compete with:

•	interexchange carriers and other long distance resellers and providers, including large carriers such as AT&T, MCI and Sprint;

•	foreign state-owned or state sanctioned post, telephone or telegraph companies;

•	on-line, spot-market trading exchanges for voice minutes, such as Arbinet-thexchange;

•	other providers of international long distance services; and

•	alliances between large multinational carriers that provide wholesale carrier services.

Consumer Long Distance Service

We offer consumer long distance service to residential and business subscribers in the United States. The U.S. consumer long distance industry is characterized by numerous entities competing for a relatively static number of customers, leading to a high churn rate because customers frequently change long distance providers in response to offers of lower rates or promotional incentives. Our primary competitors in the long distance market include major long distance carriers such as AT&T, MCI and Sprint. In addition, the Telecommunications Act of 1996 also allows the RBOCs, once certain thresholds are satisfied, to enter the long distance market within their own local service regions, and several (including Verizon and SBC Communications) have already received Federal Communications Commission, or FCC, authorization to provide in-region long distance service in certain states. Additional RBOC applications will likely be approved in the future. We believe that low rates, simple pricing plans, straight-forward bills and quality customer service are critical competitive factors in providing long distance telephone service. However, many service providers, most notably the RBOCs such as Verizon and SBC, offer packages of local service and information services together with their long distance services. For the foreseeable future, we expect the RBOCs and other incumbent local exchange carriers or ILECs to increase their share of the consumer long distance service market. We also expect the ILECs to use their existing dominant position in the local exchange market to maintain an advantage over competitors that offer similar bundled packages of local, long distance and information services to subscribers.

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

We believe that, through Winstar, we own the largest footprint of fixed wireless spectrum in the United States. As the name implies, a fixed wireless spectrum is not suitable for mobile telephones, but can transmit voice, data or video signals from one fixed antenna to one or many others. Winstar holds licenses in many different spectrum bands. The main licenses, primarily but not exclusively, exist in the 38.6-40.0 GHz (39 GHz) band and the Federal Communications Commission (“FCC”) awarded them to Winstar on an “area-wide” basis covering large Economic Areas (“EAs”). The FCC divided the contiguous United States, Alaska and Hawaii into 172 EAs prior to the auction for 39 GHz spectrum. Winstar owns licenses in each EA. Matching the 39 GHz EA licenses held by Winstar to the FCC’s EA map, and using a geographic coverage analysis combined with measuring the spectrum volume (in megahertz – i.e., MHz), we have determined that Winstar-held spectrum licenses granted to it by the FCC in the 38.6-40.0 GHz (39 GHz) auction cover all 50 states, with at least two one-channel licenses (at 100 MHz per channel) per EA, and generally averaging over 500 MHz per market.

Since acquiring Winstar, we have implemented various restructuring initiatives, including cost rationalization and revenue growth initiatives focusing in certain geographic areas of operation, in an effort to move our Winstar division towards profitability.

During the approximately 7½ month period from December 19, 2001 through the end of Fiscal 2002, our Winstar division generated revenues of $79.6 million, which represented 5.0% of our total revenues for Fiscal 2002, and operating losses of $96.6 million. In Fiscal 2003, we intend to focus on increasing our Winstar division’s revenues (and reducing its operating losses) by attracting additional business and governmental customers. Management believes that our Winstar division’s telecommunications services can be successfully marketed by featuring (i) the quality of service that our customers receive when they call us for support, or when we make a service call to provide new or additional services, (ii) the lower prices that we generally charge for our services and (iii) the relatively low cost redundancy solution that we provide.

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

Historically, federal regulations prohibited the RBOCs from providing long distance voice or data transport services. However, the regulators have recently been granting, on a state-by-state basis, the RBOCs the right to provide such services in major markets after they satisfy certain criteria to prove that they have opened their local markets to competition. The FCC has approved applications for RBOCs to provide long distance service in 22 states, and is considering applications in other states. Management expects this trend to continue over the next several years.

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

Our Winstar division’s network is capable of delivering end-to-end broadband connectivity, including the crucial “last mile” to office buildings and through the office building to the end user’s workstation. We are currently focusing our facilities-based switched broadband and local service offerings on 22 domestic markets. Our footprint of approximately 3,000 provisioning ready buildings (i.e., buildings in which our technology is currently deployed) covers almost 100,000 prospective business tenants. In addition, we have access rights and options to connect approximately 2,000 additional buildings to our network that are not currently outfitted for operation but that have lines-of-site to existing Winstar hub buildings.

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

Talk America produces radio programs and makes them available to radio stations across the nation. Talk America earns revenues by agreeing with radio stations to broadcast its programming, and then by selling a portion of the time on those programs to advertisers. Currently, Talk America has over 1,000 radio station affiliates which, at a minimum, broadcast at least some amount of Talk America’s programming on a weekly basis. Talk America employs an affiliate-relations staff to market its programming to radio stations and salespeople to sell advertising. Additionally, Talk America contracts with Dial-Global Communications, a national advertising firm, which sells its advertising to national advertisers. Talk America also contracts with radio hosts to provide programming.

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

Talk America earns revenue by offering its programs to stations throughout the nation, retaining 6-8 minutes of commercial inventory to sell in each hour of programming. In Fiscal 2002, Talk America generated $1.5 million of revenue, resulting in an operating loss of $1.7 million.

In July 2002, we acquired WMET 1150 AM, a talk radio station serving the Washington, D.C. metropolitan area, the nation’s eighth-largest media market. We expect WMET to serve as a platform for showcasing Talk America’s original programming. When acquired, WMET had a 1,000-watt signal, giving it a moderate power level and geographic reach. WMET possesses a construction permit from the FCC allowing it to increase its daytime signal to 50,000 watts, a signal strength that would offer coverage to the entire metropolitan Washington, D.C. area and beyond. We intend to move ahead with the increase of WMET’s daytime signal to 50,000 watts, subject to modifying or replacing the existing construction permit, which expires on December 14, 2002. WMET’s weekday programming derives largely from Talk America’s syndicated programs. WMET earns revenue by selling local advertising minutes in the Gaithersburg, Maryland and Washington, D.C. areas, and by “renting” airtime to local professionals and personalities who wish to broadcast programming on the radio station. In Fiscal 2002, WMET generated $41,000 of revenue, resulting in an operating loss of $237,000.

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

DPS earns revenue through licensing fees for animated characters it creates, merchandising and sales royalties for animated series and features it produces and airs, and production fees for contract work in animating characters created by other production companies. In Fiscal 2002, Digital Production Solutions generated $44,000 in revenue, resulting in an operating loss of $1.3 million.

CTM Brochure Display

With over 2,000 clients and more than 8,000 display racks in over 25 states and provinces, CTM Brochure Display is a major distributor of travel and entertainment brochures in the Eastern United States and Canada. CTM intends to increase revenues and profits in Fiscal 2003 by entering new sectors such as airport lounges, by growing its profit margin through reduction of operational expenses, and by pursuing acquisitions of additional companies in this market. CTM earns revenue through fees paid by travel and entertainment industry customers who pay CTM to distribute their brochures to hotel lobbies and other public venues. In Fiscal 2002, CTM generated $13.7 million of revenue, resulting in operating income of $1.6 million.

Call Center Services

Our customers generate approximately five million calls per day to our automated Integrated Voice Response system. Most of these calls are generated by buyers of our more than 180 individually branded calling cards, each targeting a different geographic destination, and each with a recurring volume of daily calls. Our Call Center Services operation can place targeted promotional offers or advertising messages on the automated voice response system. By combining the knowledge of our customer demographic with the steady daily call volume of our individual card brands, we can effectively tailor a program to deliver the number of inquiries that an advertiser seeks to achieve. Currently we have agreements with financial services providers, publishers and purveyors of Spanish-language materials. Call Center Services earns revenue from fees based on the volume of calls directed to publishers and marketers through its automated voice response system. In Fiscal 2002, Call Center Services generated revenue of $546,000, resulting in operating income of $546,000.

TyCom IRUs

Under the terms of a settlement with TyCom Ltd., TyCom granted to us, free of charge, certain exclusive rights to use capacity on the transAtlantic and transPacific segments of TyCom’s global undersea fiber optic network, referred to as the TyCom Global Network, which TyCom is deploying. We have the rights to exclusive indefeasible rights to use two 10 Gb/s wavelengths on the transAtlantic segment of the TyCom Global Network (which we have been informed has been deployed) and two 10 Gb/s wavelengths on the transPacific segment of the network (which we believe is still under development) for 15 years from the applicable handover dates. This asset has not yet generated any revenues as the asset has not been placed into service. During Fiscal 2002, we recorded operating losses of $110.4 million as a result of impairment charges related to the write down of the value of this asset.

It is currently less expensive to purchase or lease similar capacity then it is to purchase and install the equipment necessary to place our rights in the Tycom network in service. Based on these present economic conditions, the Company currently has no plans to purchase and install the equipment necessary to utilize these rights. To the extent that we continue to assign value to these rights, this is reflective of the long-term nature of the rights and the potential value in the event of a turnaround in the telecommunications industry or significant growth in the demand for bandwidth over the life of the rights.

Operation, administration and maintenance of the wavelengths used by us will be provided by TyCom free of charge for a 15-year period after the relevant handover date. TyCom has also granted us certain rights to resell any unused capacity on the wavelengths through TyCom as its sole and exclusive agent. In addition, we will also have the option, exercisable at least annually, to convert the available capacity on our wavelengths to available equivalent capacity on another portion of the TyCom Global Network.

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

NTOP Holdings

NTOP Holdings holds an aggregate of 28.9 million shares of Net2Phone’s Class A common stock. As of July 31, 2002, this holding represented approximately 46% of Net2Phone’s outstanding equity and approximately 63% of the total voting power of Net2Phone’s outstanding equity. The members of NTOP Holdings consist of us, Liberty Media (through a subsidiary) and AT&T (though a subsidiary). The membership interests held by each of the members are as follows:

Membership Interests in NTOP Holdings at July 31, 2002

Member	Class A	Class A-1	Class B
IDT	—	87	43
Liberty Media	33	—	97
AT&T	29	—	—

Under the Second Amended and Restated Limited Liability Company Agreement of NTOP Holdings (the “LLC Agreement”), the board of managers of NTOP Holdings is comprised of five persons appointed by the members owning a majority of the Class A-1 membership interests. In addition, for so long as Liberty Media owns a majority of the membership interests originally owned by it, the members holding Class A-1 membership interests are required to cause one nominee selected by Liberty Media to be appointed as a manager. Because we own all of the Class A-1 membership interests, we have the right to appoint the entire board of managers (including one nominee of Liberty Media). The board of managers directs the voting of all Net2Phone shares held by NTOP Holdings, thereby giving us effective control over the voting of the Net2Phone shares (but not their disposition, which requires consent of the members) held by NTOP Holdings.

Pursuant to the LLC Agreement, the different classes of membership interests have different rights to receive operating and liquidating distributions. If NTOP Holdings were liquidated, the actual number of shares of Net2Phone Class A common stock each class of membership interest would be entitled to receive would vary based on the market price for Net2Phone’s common stock and other factors. As a result, the effective percentage of the Net2Phone Class A common stock held by each of the members of NTOP Holdings through NTOP Holdings (i.e. the number of shares each member would receive upon liquidation of NTOP Holdings) varies from time to time. The following table illustrates the effective percentage of Net2Phone Class A common stock of each of the members of NTOP Holdings during the last three quarters of Fiscal 2002, based on the average daily closing price of Net2Phone’s common stock during such periods:

Effective Economic Ownership Percentages in Net2Phone of Members of NTOP Holdings

	Quarter Ended
Member	January 31, 2002	April 30, 2002	July 31, 2002
IDT	20.5%	20.1%	19.2%
Liberty Media	21.0	21.9	22.7
AT&T	4.5	4.2	3.6

Net2Phone’s Business

The majority of Net2Phone’s revenues comes from the sale of voice minutes over its data networks. Currently, Net2Phone has divided its business into three units, each focused on a different market for those minutes: (1) International Communications Services; (2) Domestic Retail Services; and (3) Cable Telephony Solutions. The International Communications Services group, or ICS, is responsible for the sale of international long distance solutions utilizing VoIP technology. ICS, in turn, is comprised of three divisions: (a) Channel Sales and Distribution; (b) Carrier Services; and (c) Direct to Consumer services. Net2Phone’s Domestic Retail Services group sells VoIP minutes via both disposable and rechargeable calling cards to U.S. consumers. Net2Phone’s Cable Telephony Solutions group is able to provide cable operators with a fully outsourced end-to-end telecommunications solution utilizing existing high speed cable data networks and the “last mile” access into consumers’ homes provided by cable operators via cable modems.

In Fiscal 2002, our Internet Telephony segment, consisting of Net2Phone, generated $71.9 million in revenues and $216.0 million in losses from operations. The financial results of Net2Phone are not consolidated with our financial results for Fiscal 2001. Effective October 23, 2001, we reconsolidated our investment in Net2Phone.

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

Regulation by the Federal Communications Commission—Domestic Telecommunications Services

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

Over the past year, the FCC has increased the Universal Service Fund contribution percentage from 6.9187% in the fourth quarter of 2001 to 7.2805% for the fourth quarter of 2002. In addition, over the past year, the FCC has made four rule changes that affect our contribution to the Universal Service Fund. First, the FCC has created a new universal service mechanism to help local exchange carriers recover shortfalls between the allowed common line revenues of rate-of-return carriers and their subscriber line charge revenues. The new mechanism, called interstate common line support, will replace the implicit support mechanism inherent in the carrier common line charges currently borne by us and recovered through long distance charges to retail customers. Second, the FCC has acted to conform its rules to the decision of the U.S. Court of Appeals for the Fifth Circuit in COMSAT Corp. v. FCC, which prohibited local exchange carriers from recovering their universal service support mechanism contributions from access charges to interexchange carriers, such as us. Third, the FCC modified the universal service contribution base to exclude universal service contribution revenues obtained from end users from the contribution base. Fourth, the FCC increased the domestic contribution threshold for providers of international telecommunications from 8% to 12%, thereby excluding the domestic revenues of certain international carriers from the aggregate contribution base, which effectively increases the contribution obligations of carriers whose revenues are not so excluded. As a result of these changes, the increases to the contribution percentage and an increase in our revenue, the basis upon which our Universal Service Fund payments are made has changed and the total amount of contributions made has increased.

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

INTERNATIONAL SALES

In Fiscal 2000, 2001 and 2002, revenue from customers located outside of the United States accounted for approximately 17%, 16% and 19% of our total revenues, respectively. See Note 11 of the Notes to our Consolidated Financial Statements. We anticipate that revenues from international customers will continue to account for a significant percentage of our total revenues.

EMPLOYEES

As of October 11, 2002, we had a total of 2,533 employees excluding employees of Net2Phone. Of these, 346 were employed in our European operations. As of July 31, 2002, Net2Phone had a total of 297 employees.

Item 2.	PROPERTIES.

Our headquarters are located in Newark, New Jersey pursuant to a 20 year lease entered into in November 1999 for facilities totaling approximately 484,000 square feet. Our headquarters house our executive offices, administrative, finance and marketing functions, carrier and customer service departments and its various developing operations and serve as the headquarters for each of our operating subsidiaries. We also lease approximately 1,800 square feet of space in Henderson, Nevada, where we conduct certain finance and administrative functions.

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

Net2Phone is based at our Newark, New Jersey headquarters and leases 69,525 square feet from IDT, pursuant to a lease that expires in May 2010. In addition, Net2Phone leases office and switch space in: Hackensack, Brick and West Long Branch, New Jersey; Boca Raton, Florida; Jerusalem, Israel and Warsaw, Poland.

Item 3.	LEGAL PROCEEDINGS.

On February 15, 2000, Multi-Tech Systems, Inc. filed suit against Net2Phone and other companies in the U.S. District Court for the District of Minnesota. Multi-Tech alleged that “the defendant companies are infringing because they are providing the end users with the software necessary to simultaneously transmit voice and data on their computers in the form of making a phone call over the Internet.” On August 16, 2002, following an initial hearing, called a Markman hearing, the Court issued an order construing the claims of all the patents in suit in a way that we consider favorable to Net2Phone’s non-infringement defenses.

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

On or about July 25, 2002, PT—1 Communications, Inc. filed a summons and complaint against us, IDT Netherlands, B.V., IDT Telecom, Inc. and IDT Domestic Telecom, Inc. in the U.S. Bankruptcy Court for the Eastern District of New York. PT—1 seeks (a) to recover damages for certain fraudulent transfers of property of the PT-1’s bankruptcy estate, (b) to recover damages for unjust enrichment, and (c) to recover damages from breaches under the agreement between the parties for the sale of the PT—1 debit card business to us, including their alleged failure to remit payment for use of certain telecommunication and platform services on or through PT—1 switches. We served our answer on September 18, 2002. Initial discovery will commence shortly. In total, PT—1 is seeking $24 million in damages as well as certain unstated amounts.

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

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

Our Common Stock was quoted on the Nasdaq National Market under the symbol “IDTC” from March 15, 1996, the date of our initial public offering, through February 25, 2001. On February 26, 2001, we listed our Common Stock for trading on the New York Stock Exchange under the symbol “IDT”. In May 2001, our Board of Directors declared a stock dividend of one share of our Class B Common Stock for every one share of our Common Stock, Class A Common Stock and Class B Common Stock. On June 1, 2001, we listed our Class B Common Stock for trading on the New York Stock Exchange under the symbol “IDT.B”.

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

The selected consolidated financial data presented below for each of the five fiscal years in the period ended July 31, 2002 has been derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, independent auditors. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other financial information appearing elsewhere in this Annual Report. As discussed in Note 2 to the consolidated financial statements, we restated our Fiscal 2002 financial statements to consolidate Net2Phone effective October 23, 2001.

	Year Ended July 31
	1998	1999	2000	2001	2002
	(in thousands, except per share data)
					(Restated)
Statement of Operations Data:
Revenues:
Retail Telecommunications Services	$137,159	$395,542	$502,512	$816,384	$1,121,674
Wholesale Telecommunications Services	166,705	289,030	520,519	388,120	289,310
Winstar	—	—	—	—	79,604
Internet Telephony *	11,508	30,678	56,075	—	71,857
Media	20,001	16,934	14,806	26,446	21,349

Total revenues	335,373	732,184	1,093,912	1,230,950	1,583,794
Costs and expenses:
Direct cost of revenues (exclusive of items shown below)	240,860	575,050	918,257	1,066,845	1,214,802
Selling, general and administrative	61,975	128,500	343,702	337,107	467,916
Acquired research and development	17,900	—	—	—	—
Depreciation and amortization	13,810	36,360	48,564	60,351	83,916
Restructuring, severance and impairment charges	—	—	—	199,357	257,501

Total costs and expenses	334,545	739,910	1,310,523	1,663,660	2,024,135

Income (loss) from operations	828	(7,726)	(216,611)	(432,710)	(440,341)
Interest income (expense), net	—	(1,228)	7,231	52,768	24,174
Other income (expense):
Equity in loss of affiliates *	—	—	(6,289)	(75,066)	(2,226)
Gain on sales of subsidiary stock **	—	—	350,344	1,037,726	—
Investment and other income (expense), net	(293)	(2,036)	258,218	164,762	(13,754)
Minority interests	(3,896)	3,309	59,336	(5,726)	151,436
(Provision for) benefit from income taxes	2,524	(7,253)	(218,403)	(209,395)	124,345
Extraordinary loss on retirement of debt, net of income taxes	(132)	(3,270)	(2,976)	—	—
Cumulative effect of accounting change, net of income taxes	—	—	—	—	(146,983)

Net income (loss)	(969)	(18,204)	230,850	532,359	(303,349)
Subsidiary redeemable preferred stock dividends	—	26,297	—	—	—

Net income (loss) available to common stockholders	$(969)	$(44,501)	$230,850	$532,359	$(303,349)

Net income (loss) per share-basic	$(0.02)	$(0.66)	$3.30	$7.79	$(4.04)

Weighted average number of shares used in calculation of earnings per share-basic	57,142	67,060	69,933	68,301	75,108

Net income (loss) per share-diluted	$(0.02)	$(0.66)	$3.07	$7.12	$(4.04)

Weighted average number of shares used in calculation of earnings per share-diluted	57,142	67,060	75,239	74,786	75,108

Balance Sheet Data:
Cash, cash equivalents and marketable securities (including restricted cash)	$175,592	$130,773	$393,039	$1,094,560	$1,118,670
Working capital	166,381	179,415	347,930	915,393	853,388
Total assets	461,240	559,871	1,219,055	1,881,589	1,777,662
Long-term debt	101,834	112,973	12,174	—	—
Total stockholders’ equity	282,792	276,329	468,188	1,076,236	869,770

*	As a result of the sale of our majority stake in Net2Phone (our “Internet Telephony” segment) to AT&T on August 11, 2000, we did not consolidate Net2Phone’s results in Fiscal 2001. Therefore, we did not have any Internet Telephony revenues and operating activities during Fiscal 2001. Rather, we accounted for our investment in Net2Phone in Fiscal 2001 under the equity method of accounting, with our pro-rata share of Net2Phone losses being recorded in “Equity in Loss of Affiliates.” Effective October 23, 2001, we reconsolidated our investment in Net2Phone. See note 2 to the consolidated financial statements.
**	Consists of gains on sales of Net2Phone Class A common stock.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends” and similar words and phrases. Such forward-looking statements include, among other things, our plans to implement our growth strategy, improve our financial performance, expand our infrastructure, develop new products and services, expand our sales force, expand our customer base and enter international markets. Such forward-looking statements also include our expectations concerning factors affecting the markets for our products, such as changes in the U.S. and the international regulatory environment and the demand for long-distance telecommunications. Actual results could differ from those projected in any forward-looking statements.

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

The forward-looking statements are made as of October 29, 2002, the original date of filing of this Annual Report, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our Reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, including our reports on Forms 10-Q and 8-K.

Overview

General

IDT Corporation is a multinational communications company that provides services and products to retail and wholesale customers worldwide. We also operate several media and entertainment-related businesses, most of which are currently in the early stages of their development. Since completing our organizational restructuring during Fiscal 2001, which elevated IDT Corporation to a holding company, we have conducted our operations through two principal subsidiaries: (i) IDT Telecom, consisting of our Retail Telecommunications Services business segment and our Wholesale Telecommunications business segment; and (ii) IDT Media (previously known as IDT Ventures), consisting of our Media business segment.

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

On October 23, 2001, we entered into an agreement to create a consortium, which now holds approximately 46% of Net2Phone’s outstanding capital stock. The consortium consists of us, Liberty Media Corporation and AT&T. As part of the agreement, IDT and AT&T contributed shares of Net2Phone Class A common stock (approximately 10.0 million and 18.9 million shares, respectively) to a newly formed limited liability company, NTOP Holdings, LLC. Liberty Media then acquired a substantial portion of NTOP Holdings’ units from AT&T. NTOP Holdings holds an aggregate of 28.9 million shares of Net2Phone’s Class A common stock. We have the ability to control NTOP Holdings because we have the right to appoint the majority of the members of its board of managers. Because NTOP Holdings holds Net2Phone Class A common stock with two votes per share, NTOP Holdings has approximately 63% of the voting power in Net2Phone.

We have grown our revenues rapidly throughout our history, and our revenue growth continued in Fiscal 2002. We generated total revenues of $1.1 billion, $1.2 billion and $1.6 billion in Fiscal 2000, Fiscal 2001 and Fiscal 2002, respectively. Our losses from operations were $216.6 million, $432.7 million and $440.3 million in Fiscal 2000, Fiscal 2001 and Fiscal 2002, respectively. Included in losses from operations are restructuring, severance and impairment charges of $199.4 million, and $257.5 million in Fiscal 2001 and Fiscal 2002, respectively. Minutes of use from IDT Telecom’s businesses (excluding consumer long distance services) have grown from 4.3 billion minutes in Fiscal 2000 to 7.0 billion minutes in Fiscal 2001, and 11.3 billion minutes in Fiscal 2002.

History

We entered the telecommunications business in 1990, offering call reorigination services, and since then have offered a variety of telecommunications services as market opportunities presented themselves.

We entered the consumer long distance business in late 1993 by reselling long distance services of other carriers to our existing customers. As a value-added service for our domestic long distance customers, we began offering Internet access in early 1994, eventually offering dial-up and dedicated Internet access to individuals and businesses as stand-alone services. In 1995, we began reselling to other long distance carriers access to the favorable telephone rates and special tariffs we receive as a result of the calling volume generated by our call reorigination customers. Through Net2Phone then our wholly-owned subsidiary, we entered the Internet telephony market in August 1996 with our introduction of PC2Phone, the first commercial telephone service to connect calls between personal computers and telephones over the Internet.

We began marketing and selling prepaid calling cards in January 1997. In May 1998, we acquired a 51% interest in UTA, which distributes our prepaid calling cards in key markets nationwide. In April 1998, we also acquired InterExchange, an operator of a large international prepaid calling card platform in the United States, and a provider of other telecommunications services. In

February 2001, we acquired the prepaid calling card business of PT-1 Communications, further expanding our share of the prepaid calling card market.

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

On October 23, 2001, we entered into an agreement to create a consortium, which now holds approximately 46% of Net2Phone’s outstanding capital stock. The consortium consists of us, Liberty Media Corporation and AT&T. As part of the agreement, IDT and AT&T contributed shares of Net2Phone Class A common stock (approximately 10.0 million and 18.9 million shares, respectively) to a newly formed limited liability company, NTOP Holdings, LLC. Liberty Media then acquired a substantial portion of NTOP Holdings’ units from AT&T. NTOP Holdings holds an aggregate of 28.9 million shares of Net2Phone’s Class A common stock. We have the ability to control NTOP Holdings because we have the right to appoint the majority of the members of its board of managers. Because NTOP Holdings holds Net2Phone Class A common stock with two votes per share, NTOP Holdings has approximately 63% of the voting power in Net2Phone.

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

Outlook

In recent years, we have derived the majority of our revenues from IDT Telecom’s businesses, consisting primarily of our Retail Telecommunications Services segment, which markets prepaid, and rechargeable calling cards and consumer long distance services, and our Wholesale Telecommunications Services segment, which markets wholesale carrier services. These businesses have accounted for the bulk of our operating expenses as well (excluding restructuring, severance and impairment charges). In Fiscal 2002, IDT Telecom’s revenues accounted for 89.1% of our total revenues, compared to 97.9% in Fiscal 2001 and 93.5% in Fiscal 2000.

Within IDT Telecom’s business, we have experienced a significant shift in mix between our Retail Telecommunications Services and our Wholesale Telecommunications Services revenues. In Fiscal 2002, IDT Telecom’s Retail Telecommunications Services revenues (calling cards and consumer long distance) accounted for 79.5% of its total revenues, compared to 67.8% in Fiscal 2001 and 49.1% in Fiscal 2000. This shift in revenue mix is primarily attributable to three factors:

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

During Fiscal 2002, our Internet Telephony segment, consisting of Net2Phone, took significant steps to reduce its operating costs, including incurring $143.2 million of restructuring, severance and impairment charges as a result of various charges, including a $83.9 million impairment of fixed assets, and a $15.8 million impairment of goodwill and intangible assets. In addition, Net2Phone went through several restructurings, which involved a reduction in force, exiting various locations and the elimination of specific connectivity and related costs. Net2Phone expects to reduce its operating losses during Fiscal 2003 as it benefits from the restructurings recorded during Fiscal 2002.

Revenues

During Fiscal 2002, we continued to grow our telecommunications businesses, with revenues from IDT Telecom operations increasing from $1,204.5 million during Fiscal 2001 to $1,410.9 million during Fiscal 2002. IDT Telecom revenues as a percentage of total revenues were 89.1% in Fiscal 2002, down from 97.9% in Fiscal 2001, reflecting the inclusion in total consolidated revenues in Fiscal 2002 of revenues from the Winstar segment, which was acquired in December 2001 and revenues from our Internet Telephony segment consisting of our investment in Net2Phone which was reconsolidated effective October 23, 2001. IDT Telecom derives its revenues primarily from the following activities:

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

Our Winstar segment generated revenues of $79.6 million in Fiscal 2002, representing 5.0% of our total consolidated revenue. Winstar generates revenues through the provision of telephony and broadband services to commercial and governmental customers. Using its fixed-wireless and fiber network, Winstar offers a variety of services including:

•	local and long distance phone services;

•	high speed Internet and data communications;

•	mobile network infrastructure; and

•	web hosting.

Our Internet Telephony segment consisting of Net2Phone generated revenues of $71.9 million in Fiscal 2002, representing 4.5% of our total consolidated revenue. Net2Phone generates revenues through the sale of voice minutes over its data networks. Currently, Net2Phone offers the following services:

•	international communications services;

•	domestic retail services; and

•	cable telephony solutions.

Concentration of Customers

Our most significant customers consist of either distributors of IDT Telecom’s calling cards or long distance carriers to whom IDT Telecom provides wholesale telecommunications services. While they may vary from quarter to quarter, our five largest customers accounted for 14.7% of total consolidated revenues in Fiscal 2002. This concentration of revenues increases our risk associated with nonpayment by customers. This risk has, in general, become more acute in recent quarters for us as several customers have declared bankruptcy or are facing financial difficulties, and now pose increased credit risks. We perform ongoing credit evaluations of our significant retail and wholesale carrier customers, but historically we have not required collateral to support accounts receivable from our customers. In light of the deteriorating credit quality of some of our customers, however, IDT Telecom has been imposing stricter credit restrictions on some customers. In some cases, this has resulted in IDT Telecom sharply curtailing or ceasing completely the sales to certain customers. IDT Telecom also attempts to mitigate its financial exposure with certain wholesale carriers by offsetting receivables from these wholesale customers with payables due to them for purchases of telecommunications services (including both minutes termination and connectivity). In this way, IDT Telecom can continue to sell services to these wholesale customers, while maintaining a net unrisked position, in terms of receivables and payables. We continue to do business with WorldCom and Global Crossing, despite their financial condition and bankruptcy status. However, as with other companies who might be facing financial difficulty, we often attempt to mitigate the credit risk related to specific customers by also buying services from the customer in question, in order to create the offset opportunity and reduce our net receivable exposure risk.

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

Net2Phone’s direct costs consist primarily of network connectivity costs associated with carrying customer traffic on its network, wholesale costs of Internet telephony devices, ad serving costs and e-mail box hosting fees. It also includes the cost of purchasing, storing and shipping Internet telephony equipment.

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

Results of Operations

The following table sets forth the percentage of revenues represented by certain items in our statements of operations (revenues and costs and expenses are presented net of intercompany transactions). As discussed in Note 2 to the consolidated financial statements, we restated our Fiscal 2002 financial statements to consolidate Net2Phone effective October 23, 2001.

	Year Ended July 31,
	2000	2001	2002
			(Restated)
Revenues:
Retail Telecommunications Services:
Domestic and international prepaid, rechargeable and private label calling cards	43.6%	61.3%	63.9%
Consumer long distance services	2.3	5.0	7.0
Wholesale Telecommunications Services	47.6	31.6	18.3
Winstar	0.0	0.0	5.0
Internet Telephony*	5.1	0.0	4.5
Media	1.4	2.1	1.3

	100.0	100.0	100.0
Costs and expenses:
Direct cost of revenues (exclusive of items shown below)	83.9	86.7	76.7
Selling, general and administrative	31.5	27.4	29.5
Depreciation and amortization	4.4	4.9	5.3
Restructuring, severance and impairment charges	0.0	16.2	16.3

Total costs and expenses	119.8	135.2	127.8

Loss from operations	(19.8)	(35.2)	(27.8)
Interest income, net	0.7	4.3	1.5
Other income (expense):
Equity in loss of affiliates*	(0.6)	(6.1)	(0.1)
Gain on sales of subsidiary stock **	32.0	84.3	0.0
Investment and other income (expense), net	23.6	13.4	(0.9)

Income (loss) before minority interests, income taxes, extraordinary item and cumulative effect of accounting change	35.9%	60.7%	(27.3)%

*	As a result of the sale of our majority stake in Net2Phone (our “Internet Telephony” segment) to AT&T on August 11, 2000, we did not consolidate Net2Phone’s results in Fiscal 2001. Therefore, we did not have any Internet Telephony revenues and operating activities during Fiscal 2001. Rather, we accounted for our investment in Net2Phone in Fiscal 2001 under the equity method of accounting, with our pro-rata share of Net2Phone losses being recorded in “Equity in Loss of Affiliates.” Effective October 23, 2001, we reconsolidated our investment in Net2Phone. See note 2 to the consolidated financial statements.
**	Consists of gains from sales of Net2Phone Class A common stock.

Accounting Treatment of Net2Phone

The consolidated financial statements and other financial information in this Amendment No. 1 to our annual report on Form 10-K for Fiscal 2002 have been restated to consolidate the results of Net2Phone for the period beginning on October 23, 2001 through July 31, 2002. In the original report, we accounted for our investment in Net2Phone during this period using the equity method. The change in accounting for our investment in Net2Phone from the equity method to consolidation does not change our net loss or loss per share for any previously reported period.

As explained below, and in the original annual report on Form 10-K for Fiscal 2002, the determination of whether to account for our interest in Net2Phone through the equity method or consolidation was dependent on whether our control of NTOP Holdings, LLC, through which we hold our investment in Net2Phone, was deemed to be temporary.

NTOP Holdings was formed on October 23, 2001, when we and AT&T Corporation each contributed our minority stakes in Net2Phone into a newly formed limited liability company, NTOP Holdings. Liberty Media then acquired a substantial portion of NTOP Holdings’ units from AT&T. NTOP Holdings holds an aggregate of 28.9 million shares of Net2Phone’s Class A common stock, representing a majority voting stake in Net2Phone. Under the terms of the Second Amended and Restated Limited Liability Company Agreement of NTOP Holdings (the “LLC Agreement”), we were granted the right to appoint the entire board of managers (including one nominee of Liberty Media) of NTOP Holdings. The board of managers directs the voting of all Net2Phone shares held by NTOP Holdings, thereby giving us effective control over the voting of the Net2Phone shares (but not their disposition, which requires consent of the members) held by NTOP Holdings. However, the LLC Agreement also granted each owner of NTOP Holdings the unilateral right, effective January 1, 2004, to cause the immediate liquidation of NTOP Holdings. Accordingly, our ability to control the voting power of Net2Phone will immediately terminate on January 1, 2004, the effective date of the liquidation rights.

In determining how to account for our interest in Net2Phone through NTOP Holdings, we consulted Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”), as amended by Statement of Financial Accounting Standards No. 94, Consolidation of All Majority-Owned Subsidiaries (“SFAS 94”), which at that time prohibited a company from consolidating a controlled subsidiary if that control was likely to be temporary. Because our control of Net2Phone would terminate upon the effectiveness of the members’ unilateral liquidation rights, we decided that we should not consolidate Net2Phone during the approximately 26-month period (i.e., October 23, 2001 through December 31, 2003) that we would control Net2Phone (the “Control Period”), as the length of this period rendered our control temporary. Instead, we continued to account for our investment in Net2Phone through the end of Fiscal 2002 using the equity method.

Effective August 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which amended ARB 51 (as amended by SFAS 94) to eliminate the prohibition from consolidation for a controlled subsidiary for which control is likely to be temporary. As a result, we began consolidating Net2Phone effective August 1, 2002.

Subsequently, we reconsidered our initial interpretation of temporary control and reached the conclusion that the Control Period of approximately 26 months was too long to render our control temporary. As such, we decided to restate our results for Fiscal 2002 to consolidate the results of Net2Phone for the period from October 23, 2001 through July 31, 2002.

Summarized financial information of Net2Phone for the Fiscal year ended July 31, 2001 is as follows (in thousands):

Total current assets	$287,572
Total assets	411,403
Working capital	218,100
Revenues	150,198
Loss from operations	(240,210)

As of July 31, 2002, our effective equity investment in Net2Phone (through NTOP Holdings) was 19.2%. Accordingly, in our restated financial statements, we recorded in minority interests the 80.8% of Net2Phone’s results attributable to the remaining shareholders of Net2Phone.

Fiscal 2002 Compared to Fiscal 2001

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, certain adjustments are properly not reflected in the operating business segments discussions, but are only reflected in our Consolidated discussion.

Consolidated

Revenues. Our revenues increased 28.7%, from $1,230.9 million in Fiscal 2001 to $1,583.8 million in Fiscal 2002. Excluding our Winstar segment, which was acquired in Fiscal 2002 and our Internet Telephony segment which we reconsolidated effective October 23, 2001, our revenues increased 16.4%, to $1,432.3 million in Fiscal 2002. The increase in our consolidated revenues is mainly attributable to a 17.1% increase in IDT Telecom’s revenues. The growth in IDT Telecom’s revenues primarily resulted from a 55% growth in minutes of use (excluding minutes related to our consumer long distance business) from 7.0 billion in Fiscal 2001 to 11.3 billion in Fiscal 2002.

Direct Cost of Revenues. Direct cost of revenues increased by 13.9%, from $1,066.8 million in Fiscal 2001 to $1,214.8 million in Fiscal 2002. Excluding our Winstar and Internet Telephony segments, direct cost of revenues increased 2.1% to $1,090.0 million in Fiscal 2002. As a percentage of total revenues, direct costs decreased from 86.7% in Fiscal 2001 to 76.7% in Fiscal 2002 (76.1% excluding our Winstar and Internet Telephony segments). The increase in absolute dollar terms is due primarily to the significant growth in our telecommunications minutes of use. The decline in direct costs as a percentage of revenues is due to decreases in termination and other direct costs, as measured on a per-minute basis, which outweighed the decline in average revenue-per-minute, as detailed below.

Selling, General and Administrative. Selling, general and administrative expenses increased 38.8%, from $337.1 million in Fiscal 2001 to $468.0 million in Fiscal 2002. Excluding our Winstar and Internet Telephony segments, selling, general and administrative expenses decreased 11.9% to $296.8 million in Fiscal 2002. As a percentage of total revenues, selling, general and administrative expenses increased from 27.4% in Fiscal 2001 to 29.5% in Fiscal 2002 (and decreased to 20.4% excluding the Winstar and Internet Telephony segments). The decline in selling, general and administrative expenses, in both absolute dollar terms and as a percentage of revenues (excluding our Winstar and Internet Telephony segments), was due to the absence in Fiscal 2002 of several items recorded during Fiscal 2001, including (i) $6.0 million in costs relating to the discontinuation of IDT Wireless, (ii) expenses of $12.5 million related to management incentive compensation arising from the completion of the sale of our shares of Net2Phone Class A common stock to AT&T, (iii) $26.4 million in non-cash expenses incurred in relation to the establishment of a corporate charitable foundation, which was funded with our Class B Common Stock, and (iv) $6.5 million in executive severance, amendments of option agreements and other expenses incurred in connection with our organizational restructuring.

We anticipate that selling, general and administrative expenses will increase in dollar terms in the future, and will continue to be a significant percentage to total revenues, as we expand both IDT Telecom’s businesses and our new Winstar and Media businesses.

Depreciation and Amortization. Depreciation and amortization expenses increased 39.1%, from $60.4 million in Fiscal 2001 to $84.0 million in Fiscal 2002. Excluding our Winstar and Internet Telephony segments, depreciation and amortization expenses decreased 1.8%, to $59.3 million in Fiscal 2002. As a percentage of revenues, depreciation and amortization expenses increased from 4.9% in Fiscal 2001 to 5.3% in Fiscal 2002 (4.1% excluding our Winstar and Internet Telephony segments). Excluding the Winstar and Internet Telephony segments, depreciation and amortization expenses decreased primarily because we no longer amortize goodwill as a result of our adoption, as of August 1, 2001, of SFAS No. 142. Partially offsetting the decrease in amortization expenses is the increase in depreciation expenses as a result of our higher fixed asset base during Fiscal 2002, reflecting the expansion of our telecommunications network infrastructure and facilities. Depreciation and amortization expenses also declined as a percentage of revenues, due to the increase in revenues in Fiscal 2002. We anticipate that depreciation expenses will continue to increase in absolute dollars, as we continue to add to our asset base, particularly in IDT Telecom’s businesses as we implement our growth strategy.

Restructuring, Severance and Impairment Charges. We recorded restructuring, severance and impairment charges of $257.5 million during Fiscal 2002, compared to restructuring, severance and impairment charges of $199.4 million recorded in Fiscal 2001. Impairment charges included charges of $110.4 million and $193.4 million during Fiscal 2002 and 2001, respectively, relating to the write down of the value of our Tycom Ltd. (“TyCom”) undersea fiber asset, reflecting the significant erosion of the market value of undersea fiber. During Fiscal 2002, we recorded additional impairment charges of $3.9 million, reflecting the write-down of certain decommissioned European telecommunications switch equipment and certain discontinued wireless-related equipment. During Fiscal 2001, additional impairment charges of $6.0 million were recorded to write down certain equipment previously used to provide dial-up Internet access services. In addition, for the year ended July 31, 2002, restructuring, severance and impairment charges of $143.2 were recorded by our Internet Telephony segment. Refer to the respective section of the Internet Telephony segment for a full discussion.

Loss from Operations. Our loss from operations was $440.3 million in Fiscal 2002 compared to our loss from operations of $432.7 million in Fiscal 2001. Excluding our Winstar and Internet Telephony segments, our loss from operations was $127.7 million in Fiscal 2002. The reduction in our loss from operations, excluding our Winstar and Internet Telephony segments, was due to IDT Telecom’s increased revenues and gross margins, the decrease in overall selling, general and administrative expenses as well as lower restructuring, severance and impairment charges in Fiscal 2002 compared to Fiscal 2001.

Interest and Other Income (Expense). Net interest income amounted to $24.2 million in Fiscal 2002, compared to net interest income of $52.8 million in Fiscal 2001. The reduction in net interest income was due to lower rates of return earned by our invested cash, cash equivalents and marketable securities, reflecting the significant drop in market interest rates during Fiscal 2002.

Other income (expense) amounted to an expense of $16.0 million in Fiscal 2002, compared to income of $1,127.4 million in Fiscal 2001. Included in other income (expense) in Fiscal 2002 were $5.8 million of losses and $3.6 million of income associated with recording our pro-rata share of Net2Phone and other affiliates’ income (losses), respectively, through the equity method, a charge of $5.3 million related to an obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T, and net losses from a variety of other investments totaling $8.5 million.

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

Minority Interests. Minority interests were $151.4 million of income and $5.7 million of expense for the years ended July 31, 2002 and 2001, respectively. The $157.1 million increase in minority interest income was primarily attributable to the reconsolidation of Net2Phone, of which we own 19.2% as of July 31, 2002. Accordingly, we reversed in minority interests the 80.8% of Net2Phone’s net loss attributable to the remaining shareholders of Net2Phone.

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

IDT Telecom—Retail Telecommunications Services and Wholesale Telecommunications Services Segments

Revenues. IDT Telecom’s revenues increased 17.1%, from $1,204.5 million in Fiscal 2001 to $1,410.9 million in Fiscal 2002.

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

Revenues from IDT Telecom’s retail telecommunications services increased 37.4%, from $816.4 million in Fiscal 2001 to $1,121.7 million in Fiscal 2002, as a result of increased sales of IDT-branded calling cards and higher consumer long distance revenues. As a percentage of IDT Telecom’s overall revenue, retail telecommunications services’ revenues increased from 67.8% in Fiscal 2001 to 79.5% in Fiscal 2002. IDT Telecom’s calling card sales increased 33.6%, from $754.9 million in Fiscal 2001 to $1,008.9 million in Fiscal 2002, fueled by the introduction of several new calling cards in the United States, which allowed us to continue to expand our distribution beyond our traditional Northeastern U.S. territory, as well as the continued strong growth of European operations, both in our U.K. market, as well as in other markets such as Spain and the Netherlands. In both the United States and Europe, IDT Telecom continued to take market share from competitors that have scaled back their calling card operations or have left the market entirely. During Fiscal 2002, IDT Telecom launched calling card operations in Argentina. Although sales of calling cards in this region during Fiscal 2002 were not material, we expect sales in Latin America to be a significant driver of IDT Telecom’s overall calling card sales growth during Fiscal 2003.

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

IDT Telecom’s wholesale telecommunications services revenues declined 25.5%, from $388.1 million in Fiscal 2001 to $289.3 million in Fiscal 2002. As a percentage of IDT Telecom’s total revenues, wholesale telecommunications services revenues decreased from 32.2% in Fiscal 2001 to 20.5% in Fiscal 2002. The decline in revenues occurred despite an increase in wholesale carrier minutes, reflecting a significant decline in the average revenue-per-minute. In recent years, IDT Telecom’s wholesale carrier business has curtailed or ceased completely our sales to financially unstable carriers. During Fiscal 2002, IDT Telecom continued to rebuild its customer base through the addition of new customers and by increasing sales to our larger, more financially stable customers. On a quarterly basis, IDT Telecom’s wholesale carrier revenues have sequentially increased during each of the last three quarters of Fiscal 2002, as the increase in minutes outweighed the decline in per-minute revenues. Looking to Fiscal 2003, we anticipate an increase in carrier revenues when compared to Fiscal 2002.

Direct Cost of Revenues. Direct cost of revenues for IDT Telecom increased 3.0%, from $1,055.9 million in Fiscal 2001 to $1,087.2 million in Fiscal 2002, due to the higher revenues base. As a percentage of total revenues, direct costs declined to 77.1% in Fiscal 2002, from 87.7% in Fiscal 2001. The decrease in direct costs as a percentage of total revenues is attributable to several factors. Firstly, IDT Telecom’s per-minute termination costs decreased at a faster pace than did its per-minute price realizations, resulting in wider margins. In addition, toll-free costs and network-related costs were well-controlled because of continued operating efficiency gains and lower prices from suppliers. Finally, IDT Telecom benefited from a continued shift in revenues mix towards higher-margin retail telecommunications services business lines.

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

As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses amounted to 16.7% in Fiscal 2002, compared to 16.8% in Fiscal 2001, as the increases in these expenses generally corresponded with the revenue growth we experienced during the year.

Depreciation and Amortization. IDT Telecom’s depreciation and amortization expense rose 9.0%, from $50.2 million in Fiscal 2001, to $54.7 million in Fiscal 2002, reflecting the continued expansion of our fixed asset base, as we invest to accommodate our current and anticipated future growth, offset by lower amortization expense as a result of our adoption of SFAS No. 142. As a percentage of IDT Telecom’s total revenues, depreciation and amortization expenses amounted to 3.9% in Fiscal 2002, versus 4.2% in Fiscal 2001.

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

Revenues. Revenues from our Winstar segment were $79.6 million in Fiscal 2002, representing 5.0% of our total revenues. Revenues declined quarter-to-quarter during the last two quarters of Fiscal 2002 as our Winstar segment exited selective geographical markets as well as its wireline resale business.

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

Internet Telephony Segment

The Internet Telephony business segment reflects the results of Net2Phone, which was reconsolidated effective October 23, 2001. Accordingly, the results of operations for the Internet Telephony segment, which are detailed below, contain only references to Fiscal 2002 and reflect Net2Phone’s results from the period from October 23, 2001 through July 31, 2002. We do not make references to Fiscal 2001because Net2Phone was not consolidated during that period. As of July 31, 2002, our ownership interest in Net2Phone (through NTOP Holdings) was approximately 19.2%. Accordingly, we reversed approximately 80.8% of Net2Phone’s net loss attributable to the remaining shareholders of Net2Phone in the minority interests line of the consolidated statements of operations. Prior to October 23, 2001, we accounted for our investment in Net2Phone under the equity method of accounting and, accordingly, such results were included in the equity in loss of affiliates line of the consolidated statements of operations.

Revenues. Net2Phone’s revenues are primarily derived from per-minute charges billed to its customers on a prepaid basis and from the sale of Internet telephony equipment and services to resellers and other carriers. Revenues were $71.9 million in the year ended July 31, 2002.

Direct Cost of Revenues. Net2Phone’s direct cost of revenues consists primarily of network costs associated with carrying customer traffic on its network, wholesale costs of Internet telephony devices, ad serving costs and e-mail box hosting fees. It also includes the cost of purchasing, storing and shipping Internet telephony equipment. Total direct cost of revenues, excluding depreciation and amortization, was $29.5 million in the fiscal year ended July 31, 2002. As a percentage of total revenues, total direct costs was 41.0% in the year ended July 31, 2002.

Selling, General and Administrative. Selling, general and administrative expenses consist of employee salaries and benefits, the expenses associated with acquiring customers, including commissions paid to sales partners, advertising costs, referral fees and amounts paid to strategic partners in connection with revenue-sharing arrangements, and the costs of insurance, legal services, rent, utilities, shipping, consulting and other items. Selling, general and administrative expenses were $97.3 million in the year ended July 31, 2002. As a percentage of total revenues, these costs were 135.3% in the year ended July 31, 2002.

Depreciation and Amortization. Depreciation and amortization expense was $17.9 million in the year ended July 31, 2002. As a percentage of total revenues, depreciation and amortization expense was 24.9% in the year ended July 31, 2002.

Restructuring, Severance and Impairment Charges. Restructuring, severance and impairment charges were $143.2 million in the year ended July 31, 2002. The following table summarizes the charges included in restructuring, severance and impairment charges in the consolidated statements of operations (in thousands):

Impairment of long-lived assets	$83,940
Impairment of intangible and other assets	18,246
Exit costs	14,500
Workforce reductions	13,882
CEO & CFO separation agreements	12,623

Total	$143,191

Impairment of Long-lived Assets. When an indicator of impairment of long-lived assets exists, we review the recorded value of such assets to determine if the future cash flows to be derived from these assets will be sufficient to recover the remaining recorded asset values. We considered the resignation of Net2Phone’sChief Executive and Chief Financial Officers and the plan to restructure its operations and eliminate various lines of development to be indicators of potential impairment. As a result, an impairment charge of $83.9 million was recognized during the third quarter of Fiscal 2002 when it was determined that the future undiscounted cash flows of Net2Phone’s long- lived assets were estimated to be insufficient to recover their related carrying values. As such, the carrying values of these assets were written down to their estimated fair value. Fair value was estimated using the present value of expected future cash flows.

Separation Agreements. In October 2001, Howard Balter resigned as Net2Phone’s Chief Executive Officer. Pursuant to an agreement between Mr. Balter and Net2Phone, Mr. Balter agreed to waive various rights under his employment agreement, entered into a 30 month restrictive non-compete covenant and agreed to provide consulting services for a 15 month period in exchange for settlement of various loans with Net2Phone and the guarantee of continued benefits for a similar period. In addition, Mr. Balter’s options were repriced at the conclusion of the first three months of the consultancy period. The aggregate principal amount of Mr. Balter’s borrowing from Net2Phone was $4.4 million. In addition, Net2Phone had guaranteed the repayment of a bank loan to Mr. Balter in the principal sum of $5.0 million. Net2Phone agreed to repay the bank loan and to forgive $2.0 million of the other indebtedness after the completion of the first three months of his consulting arrangement and the balance after the completion of the entire consulting period. As a result of this agreement, Net2Phone recorded a charge of $9.5 million in Fiscal 2002. The charge primarily consists of $3.8 million for the repricing of options, $5.4 million of loan forgiveness, and approximately $0.2 million of amortization of the non-compete covenant which was valued at $0.8 million.

In January 2002, Ilan Slasky tendered his resignation as Net2Phone’s Chief Financial Officer to become effective upon his successor’s assumption of the responsibility. Pursuant to an agreement between Mr. Slasky and Net2Phone, Mr. Slasky agreed to waive various rights under his employment agreement, entered into a 2 year restrictive non-compete covenant and will provide consulting services for a 4 year period in exchange for settlement of various loans with Net2Phone and the guarantee of continued benefits for a similar period. In addition, Mr. Slasky’s options were repriced on January 31, 2002. The aggregate principal sum of Mr. Slasky’s borrowings from Net2Phone was $1.5 million. Net2Phone agreed to forgive the loans in four equal installments upon the completion of each of the four years of his consulting arrangement. As a result of the agreements entered into with Mr. Slasky, there was a charge of $3.1 million in Fiscal 2002.

November Restructuring. In November 2001, Net2Phone announced plans to restructure its operations, which included the elimination of various lines of development business related to Voice Hosting products and specific Enterprise products, relocation of certain facilities, and a reduction in workforce by approximately 270 employees. As a result of this restructuring, there was a charge of $6.2 million related to terminated employees, and charge of approximately $4.1 million related to the write-down of assets and contract cancellations. As of July 31, 2002, all of the $6.2 million of involuntary termination benefits have been paid and charged against the liability. All 270 employees to be terminated under the plan were terminated in November when the plan was announced.

February Restructuring. On February 15, 2002, Net2Phone’s controlled subsidiary ADIR announced a reduction of workforce by 60 employees. As a result, ADIR recorded a charge of approximately $1.4 million related to the terminated employees. As of July 31, 2002, all of the involuntary termination benefits have been paid and charged against the liability.

In addition, Net2Phone determined that it was necessary to perform an impairment test of ADIR’s goodwill. As a result of the impairment test, which was performed in accordance with SFAS No. 142, a goodwill impairment of $11.5 million was recognized during the third quarter of fiscal 2002. The fair value used to measure the impairment was estimated using the present value of expected future cash flows.

On February 21, 2002, Net2Phone announced plans to reduce its workforce by 85 employees or approximately 28%. In making this decision, Net2Phone undertook a significant review of its operations, identifying business lines that required lower capital expenditures and provided a greater return on investment with higher margins. Net2Phone significantly reduced its workforce by exiting certain unprofitable businesses, including its disposable calling card business and its wholesale termination business. Net2Phone recorded a severance charge of approximately $3.5 million relating to the workforce reduction. As of July 31, 2002, all of the involuntary termination benefits have been paid and charged against the liability. In addition, Net2Phone recorded a charge of $4.7 million related to the elimination of specific connectivity and network related costs and $0.6 million related to the abandonment of certain leases.

As a result of the plan to restructure its operations and eliminate various lines of development, an impairment review of Net2Phone’s long-lived assets and identifiable intangible assets was conducted as of April 30, 2002, in accordance with SFAS No. 121. As a result of this analysis, Net2Phone recorded impairment charges of approximately $2.0 million related to customer lists, $0.5 million related to technology and $1.7 million related to developed product technology assets. The impairment charge was calculated as the amount by which the carrying amount of the assets exceeded their fair values. Fair value was estimated using the present value of expected future cash flows.

April Restructuring. On April 30, 2002, Net2Phone communicated plans to further reduce its workforce by 20 employees. Net2Phone scaled back on its technical development team, which had been working on projects related to the restructured businesses. Net2Phone recorded severance of approximately $0.9 million related to this additional workforce reduction. As of July 31, 2002, $0.7 million of termination benefits have been paid.

May Restructuring. As a result of unresolved negotiations with Cisco Systems, Inc., ADIR announced an additional reduction of workforce by 30 employees in May 2002. ADIR recorded an additional liability of $2.3 million in the fourth quarter, related to the May 2002 workforce reduction and the termination of employment contracts of two of its officers. As of July 31, 2002, approximately $0.4 million of involuntary termination benefits have been paid and charged against the liability. ADIR also announced its intent to cancel and exit several leases and therefore recorded a charge of $4.7 million relating to the loss on these lease commitments.

Sale of Business. On May 20, 2002, Net2Phone exited its web-based banner advertising business by selling its assets to the management group of this division. As a result of the transaction, Net2Phone incurred a $1.8 million loss and retains a 10% equity interest in the entity formed to acquire the business.

Litigation expenses. On March 19, 2002 Net2Phone filed suit in the United States District Court for the District of New Jersey against Cisco and a Cisco executive who had been a member of the ADIR board of directors. The suit arose out of the relationships that had been created in connection with Cisco’s and Net2Phone’s original investments in ADIR and out of ADIR’s subsequent purchase of NetSpeak, Inc. in August 2001. For the quarter ended July 31, 2002, Net2Phone recorded $1.6 million of legal and other expenses relating to the suit, which was settled in August 2002.

Loss from Operations. Net2Phone’s loss from operations was $216.0 million in the year ended July 31, 2002. Excluding $143.2 million of restructuring, severance and impairment charges Net2Phone’s loss from operations in the year ended July 31, 2002 was $72.8 million.

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

Internet Telephony Segment

For Fiscal 2001, we reported our share of the net loss of our Internet Telephony segment, which consists of our investment in Net2Phone, under the equity method of accounting. Accordingly, we recorded $58.8 million for Fiscal 2001, as equity in loss of affiliates within other income (expense). During the periods in which we accounted for our investment in Net2Phone using the equity method, our chief operating decision maker evaluated the performance of our Internet Telephony segment based primarily on its cash, cash equivalents and marketable securities balances and on its net cash used in operating activities. As of July 31, 2001, the balance of cash, cash equivalents and marketable securities of Net2Phone was $254.0 million. For Fiscal 2001, net cash used in operating activities was $115.1 million.

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

Quarterly Results of Operations

The following table sets forth certain quarterly financial data for the eight fiscal quarters ended July 31, 2002. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements and, in the opinion of our management, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period. As discussed in Note 2 to the consolidated financial statements, we have restated our Fiscal 2002 financial statements to consolidate Net2Phone effective October 23, 2001.

IDT CORPORATION

CONSOLIDATED QUARTERLY STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Oct. 31, 2000	Jan. 31, 2001	April 30, 2001	July 31, 2001	Oct. 31, 2001	Jan. 31, 2002	April 30, 2002	July 31, 2002
					(Restated)	(Restated)	(Restated)	(Restated)
Revenues:
Retail Telecommunications Services	$157,042	$177,574	$237,588	$244,180	$265,337	$274,730	$285,436	$296,171
Wholesale Telecommunications Services	110,768	103,295	93,802	80,255	67,473	65,907	73,236	82,694
Winstar	—	—	—	—	—	19,175	33,095	27,334
Internet Telephony*	—	—	—	—	3,039	26,393	23,521	18,904
Media	8,787	6,728	4,332	6,599	5,714	5,732	4,159	5,744

Total revenues	276,597	287,597	335,722	331,034	341,563	391,937	419,447	430,847
Costs and expenses:
Direct cost of revenues (exclusive of items shown below)	238,619	252,153	298,286	277,787	267,121	296,573	323,062	328,044
Selling, general and administrative	83,382	69,288	74,238	110,199	71,346	135,706	140,570	120,295
Depreciation and amortization	14,666	14,611	13,613	17,461	15,904	22,181	23,791	22,040
Restructuring, severance and impairment charges	—	—	5,156	194,201	8,692	15,287	114,436	119,087

Total costs and expenses	336,667	336,052	391,293	599,648	363,063	469,747	601,859	589,466

Loss from operations	(60,070)	(48,455)	(55,571)	(268,614)	(21,500)	(77,810)	(182,412)	(158,619)
Interest income, net	13,415	16,176	12,901	10,276	9,002	3,660	4,531	6,981
Other income (expense):
Equity in income (loss) of affiliates*	(869)	(31,000)	(20,000)	(23,197)	(5,812)	—	—	3,586
Gain on sale of subsidiary stock	1,037,726	—	—	—	—	—	—	—
Investment and other income (expense), net	276,747	(91,577)	(22,899)	2,491	(14,500)	8,580	(4,432)	(3,402)

Income (loss) before minority interests, income taxes and cumulative effect of accounting change	1,266,949	(154,856)	(85,569)	(279,044)	(32,810)	(65,570)	(182,313)	(151,454)
Minority interests	(923	(2,659)	(2,661)	517	3,256	32,640	111,487	4,053
(Provision for) benefit from income taxes	(396,458)	(40,411	39,953	106,699	18,222	15,718	21,233	69,172

Income (loss) before cumulative effect of accounting change	869,568	(117,104)	(48,277)	(171,828)	(11,332)	(17,212)	(49,593)	(78,229)
Cumulative effect of accounting change, net of income taxes of $3,525	—	—	—	—	(146,983)	—	—	—

Net income (loss)	$869,568	$(117,104)	$(48,277)	$(171,828)	$(158,315)	$(17,212)	$(49,593)	$(78,229)

Earnings per share:
Income (loss) before cumulative effect of accounting change:
Basic	$12.43	$(1.77)	$(0.73)	$(2.44)	$(0.16)	$(0.23)	$(0.64)	$(0.99)

Diluted	$11.27	$(1.77)	$(0.73)	$(2.44)	$(0.16)	$(0.23)	$(0.64)	$(0.99)

Cumulative effect of accounting change, net of income taxes:
Basic	$—	$—	$—	$—	$(2.06)	$—	$—	$—

Diluted	$—	$—	$—	$—	$(2.06)	$—	$—	$—

Net income (loss):
Basic	$12.43	$(1.77)	$(0.73)	$(2.44)	$(2.22)	$(0.23)	$(0.64)	$(0.99)

Diluted	$11.27	$(1.77)	$(0.73)	$(2.44)	$(2.22)	$(0.23)	$(0.64)	$(0.99)

Weighted-average number of shares used in calculation of earnings per share—basic	69,931	66,190	66,471	70,448	71,409	73,382	76,938	78,704

Weighted-average number of shares used in calculation of earnings per share—diluted	77,185	66,190	66,471	70,448	71,409	73,382	76,938	78,704

*	As a result of the sale of our majority stake in Net2Phone (our “Internet Telephony” segment) to AT&T on August 11, 2000, we did not consolidate Net2Phone’s results in Fiscal 2001. Therefore, we did not have any Internet Telephony revenues and operating activities during Fiscal 2001. Rather, we accounted for our investment in Net2Phone in Fiscal 2001 under the equity method of accounting, with our pro-rata share of Net2Phone losses being recorded in “Equity in Loss of Affiliates.” Effective October 23, 2001, we reconsolidated our investment in Net2Phone. See note 2 to the consolidated financial statements.

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

As of July 31, 2002, we had cash, cash equivalents and marketable securities (including restricted cash) of approximately $1.1 billion, which includes $108.8 million held by Net2Phone and working capital of approximately $853.4 million. We used cash flow in operating activities of approximately $34.4 million during Fiscal 2002, compared with cash flow from operating activities of approximately $26.2 million during Fiscal 2001. Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on the timing of operating cash receipts and payments, especially trade accounts receivable and trade accounts payable. Trade accounts receivable, trade accounts payable and accrued expenses have generally increased from period to period as our businesses have grown.

We used approximately $663.2 million in cash to fund investing activities in Fiscal 2002. This compares to net cash inflows from investing activities of $1,013.8 million in Fiscal 2001. The primary use of cash used in investing activities during Fiscal 2002 was the net purchases of $654.5 million of marketable securities (primarily U.S. government agency obligations). Our capital expenditure investments were approximately $49.0 million in Fiscal 2002, compared to approximately $106.5 million in Fiscal 2001, as we have continued to expand IDT Telecom’s international and domestic telecommunications network infrastructure. We have experienced a significant reduction in the dollar cost of the purchase of property, plant and equipment, as a result of significant decreases in the prices of telecom equipment and related assets. Our cash used in financing activities was partially offset by an increase in our cash balance of $144.2 million due to the consolidation of Net2Phone.

The future minimum payments of principal and interest on our capital lease obligations are $30.2 million, $26.1 million, $14.0 million, $10.8 million, and $1.3 million for Fiscal 2003, Fiscal 2004, Fiscal 2005, Fiscal 2006 and Fiscal 2007, respectively. In addition, in Fiscal 2003, we anticipate purchases of property, plant and equipment in the $50 million to $75 million range, with the predominant majority of such expenditures associated with the continued expansion of IDT Telecom’s telecommunications network. This estimate is highly contingent upon several factors, including, but not limited to, market prices for telecommunications equipment, the availability of such equipment in the distressed asset market and the specific timing of our network expansion projects. We have generally adopted a strategy of investing in network expansion only as the need arises, as dictated by our telecommunications traffic volumes. Therefore, the timing of our network expansion, and the coincident purchases of property, plant and equipment, are highly dependent upon the timing and magnitude of the growth in our telecommunications minutes-of-use. We expect to fund our purchases of property, plant and equipment from our operating cash flows and our cash, cash equivalents and marketable securities balances. From time to time, we will also finance a portion of our capital expenditures through capital leases, with the cost of such financing the primary consideration in determining our financing activity.

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

In conjunction with the formation of NTOP Holdings, we guaranteed to AT&T the value of approximately 1.4 million shares of IDT Class B Common Stock held by AT&T. Pursuant to the guarantee, if the value of the IDT Class B Common Stock held by AT&T and covered by the guarantee was less than $27.5 million on October 19, 2002, and AT&T or its affiliates retained all of the shares as of that date, then we will be obligated to pay AT&T the difference, in cash, additional shares of IDT Class B Common Stock, or a combination of the two, at our option. In connection with this obligation, we recorded in “investment and other income (expense)” a net charge of $5.3 million in Fiscal 2002. We were subject to additional charges of $1 million through October 19, 2002, based on changes in the market value of IDT Class B Common Stock. As a result, our total liability is $6.3 million as of October 19, 2002.

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

We generated $22.0 million in cash flow from our financing activities in Fiscal 2002, compared to a cash outflow of $111.9 million from financing activities in Fiscal 2001. We received approximately $53.9 million in proceeds from the exercise of stock options in Fiscal 2002.

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

Changes in Other Current Assets, Trade Accounts Receivable, Allowance for Doubtful Accounts and Deferred Revenues

Our other current assets increased from $32.4 million at July 31, 2001 to $78.8 million at July 31, 2002, due to increases in accrued interest receivable, inventories and prepaid expenses, as well as our acquisition of Winstar and the reconsolidation of Net2Phone. Gross trade accounts receivable increased from $139.3 million to $168.5 million, reflecting primarily the increase in revenues and our acquisition of Winstar. However, the average age of our accounts receivable, as measured by number of days sales outstanding, declined during Fiscal 2002, reflecting our efforts to reduce our exposure to financially unstable customers by demanding shorter payment terms. Therefore, our overall revenue growth outpaced the increase in trade accounts receivable, serving to reduce the number of days sales outstanding.

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

The allowance for doubtful accounts as a percentage of trade accounts receivable increased from 16.2% at July 31, 2001, to 23.3% at July 31, 2002. The increase reflects the deteriorating credit quality of a portion of our existing wholesale customer base, our acquisition of Winstar, which operation requires a slightly greater allowance for doubtful accounts as a percentage of trade accounts receivable, as well as the increase in the number of consumer long distance customers, who have traditionally required a larger reserve than do wholesale customers and retail calling card distributors. Although we anticipate that our customer base—across all business lines—will continue its transition towards a more credit-worthy group, some of our existing accounts trade receivable are still related to sales made to less credit-worthy customers.

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

Other Sources and Uses of Resources

We intend to, where appropriate, make strategic acquisitions to expand our telecommunications businesses. These acquisitions could include, but are not limited to, acquisitions of telecommunications equipment, telecommunications network capacity, customer bases or other assets. From time to time, we evaluate potential acquisitions of companies, technologies, products and customer accounts that complement our businesses, particularly in light of the financial distress currently being encountered by many telecommunications firms. These conditions have resulted in the availability for sale of numerous strategic assets and businesses. We will also consider making appropriate acquisitions which would complement our Media segment’s portfolio of businesses. Consequently, we used approximately $73.7 million and $91.4 million of our cash in 2001 and 2002, respectively, to acquire various investments in other companies. We plan to continue to evaluate acquisition opportunities as they are made available to us. In considering acquisitions, we will search for opportunities to profitably grow our existing businesses, to add qualitatively to the range of businesses in the IDT portfolio, and to supplement our existing network expansion plans through the timely purchase from third parties of necessary equipment. At this time, we cannot guarantee that we will be presented with acquisition opportunities which meet our return on investment (ROI) criteria, or that our efforts to acquire such companies that meet our criteria will be successful.

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

The following tables quantify our future contractual obligations and commercial commitments, which consist primarily of capital and operating lease obligations (in millions):

Contractual Obligations

Payments Due by Period

	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Capital lease obligations	$82.1	$30.1	$39.9	$12.1	$—
Operating leases	422.1	73.4	104.6	84.1	160.0
Other long-term obligations (1)	22.5	22.5	—	—	—

Total contractual cash obligations	$526.7	$126.0	$144.5	$96.2	$160.0

(1)	Consists of (i) our $5.3 million obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T and (ii) Net2Phone’s $17.2 million obligation to guarantee the value of 0.6 million shares of Net2Phone’s common stock to certain former shareholders of Aplio, a Net2Phone subsidiary.

Other Commercial Commitments

Payments Due by Period

	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Standby letters of credit	$31.6	$20.6	$8.6	$0.6	$1.8
Guarantees	3.4	—	—	—	3.4

Total commercial commitments	$35.0	$20.6	$8.6	$0.6	$5.2

Foreign Currency Risk

Revenues from our international operations accounted for 17%, 16%, and 19% during Fiscal 2000, 2001 and 2002, respectively. A significant portion of these revenues are in denominations other than the U.S. Dollar. Any foreign currency exchange risk that we are subject to is mitigated by our ability to offset the majority of these non dollar-denominated revenues with operating expenses that are paid in the same currencies. As such, the net amount of our exposure to foreign currency exchange rate changes is not material.

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

Item 14.	CONTROLS AND PROCEDURES.

Not applicable.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as part of this Report:

1.	Financial Statements.

2.	Financial Statement Schedule.

Schedule No.	Description
I.	Valuation and Qualifying Accounts

3.	Exhibits

Exhibit Number		Description of Exhibit

3.01	(1)	Restated Certificate of Incorporation of the Registrant.

3.02	(1)	By-laws of the Registrant.

3.03	(16)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.

10.01	(2)	Employment Agreement between the Registrant and Howard S. Jonas.

10.02	(18)	1996 Stock Option and Incentive Plan, as amended and restated, of the Registrant.

10.03	(3)	Form of Stock Option Agreement under the 1996 Stock Option and Incentive Plan.

10.04	(4)	Form of Registration Rights Agreement between certain stockholders and the Registrant.

10.05	(1)	Lease of 294 State Street.

10.06	(5)	Lease of 190 Main Street.

10.7	(6)	Form of Registration Rights Agreement between Howard S. Jonas and the Registrant.

10.8	(10)	Employment Agreement between the Registrant and James Courter.

10.9	(7)	Agreement between Cliff Sobel and the Registrant.

10.10	(10)	Employment Agreement between the Registrant and Hal Brecher.

10.11	(10)	Employment Agreement between the Registrant and Howard S. Jonas.

10.12	(8)

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

10.40	(20)	Amendment to the Employment Agreement between the Registrant and James A. Courter

10.41	(20)	Amendment No. 2 to the Employment Agreement between the Registrant and James A. Courter

10.42	(21)	Asset Purchase Agreement, dated December 18, 2001, between IDT Winstar Acquisition, Inc., Winstar Communications, Inc. and the subsidiaries of Winstar listed on Appendix 1 thereto.

10.43	(22)	Employment Agreement between the Registrant and Howard S. Jonas.

10.44	(23)	Subscription Agreement, dated as of August 11, 2000, by and between Net2Phone and AT&T.

10.45	(23)	Stock Purchase Agreement, dated as of August 11, 2000, by and between AT&T, IDT and IDT Investments.

10.46	(23)	Voting Agreement, dated as of August 11, 2000, by and between ITelTech and IDT Investments.

Exhibit Number	Description of Exhibit

10.47(24)	Limited Liability Company Agreement, dated as of October 19, 2001, of Net2Phone Holdings, by IDT D-U

10.48(24)	Amended and Restated Limited Liability Company Agreement, dated as of October 19, 2001, of Net2Phone Holdings, by and among AT&T, ITelTech, IDT and IDT D-U

10.49(24)	Second Amended and Restated Limited Liability Company Agreement, dated as of October 19, 2001, of Net2Phone Holdings, by and among AT&T, ITelTech, IDT, IDT D-U, IDT Investments, Liberty Media and LMC

10.50(25)	Stockholders Agreement, dated as of May 13, 1999, by and among IDT, Clifford M. Sobel, Net2Phone and the additional investors listed on Schedule A thereto.

10.51(26)	Amended and Restated Limited Liability Company Agreement, dated as of November 8, 2001, of IT Stock, by Net2Phone Holdings.

10.52(26)

Amendment No. 1 to the Second Amended and Restated Limited Liability Company Agreement, dated as of October 31, 2001, of Net2Phone Holdings, by and among AT&T, ITelTech, IDT, IDT D-U, IDT Investments, Liberty Media and LMC.

10.53*	Amendment No. 1 to Securities Purchase Agreement, dated April 24, 2002, by and among the Registrant, UTCG Holdings LLC and Union Telecard Alliance, LLC.

10.54*	Amended and Restated Operating Agreement of Union Telecom Alliance, LLC, dated April 24, 2002, by and among UTCG Holdings LLC, IDT Domestic-Union, LLC, the Registrant and Union Telecard Alliance, LLC.

10.55*	Amended and Restated Distribution Agreement, dated April 24, 2002, by and between IDT Netherlands, B.V. and Union Telecard Alliance, LLC.

10.56*	Unit Purchase Agreement, dated April 10, 2002, by and among WCI Capital Corp., Dipchip Corp., the Registrant and Winstar Holdings, LLC.

10.57*	Lock-up, Registration Rights and Exchange Agreement, dated June 6, 2000, by and between the Registrant and Liberty Media Corporation.

10.58*	Letter Agreement, dated April 22, 2002, by and between Charles Garner and the Registrant.

10.59*	Employment Agreement, dated February 4, 2002, by and between the Registrant and E. Brian Finkelstein.

10.60*	Amendment to the Employment Agreement, dated October 24, 2002, between the Registrant and E. Brian Finkelstein.

21.01*	Subsidiaries of the Registrant.

23.01**	Consent of Ernst & Young LLP.

31.1**	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Filed with the original Form 10-K for the fiscal year ended July 31, 2002, filed October 29, 2002.
**	Filed herewith.
(1)	Incorporated by reference to Form S-1 filed February 21, 1996 file no. 333-00204.
(2)	Incorporated by reference to Form S-1 filed January 9, 1996 file no. 333-00204.
(3)	Incorporated by reference to Form S-8 filed January 14, 1996 file no. 333-19727.
(4)	Incorporated by reference to Form S-1 filed March 8, 1996 file no. 333-00204.
(5)	Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1997, filed October 29, 1997.
(6)	Incorporated by reference to Form S-1 filed March 14, 1996 file no. 333-00204.
(7)	Incorporated by reference to Form 10-K/A for the fiscal year ended July 31, 1997, filed February 2, 1998.
(8)	Incorporated by reference to Form 8-K filed April 22, 1998.
(9)	Incorporated by reference to Form 10-K/A for the fiscal year ended July 31, 1998, filed December 4, 1998.
(10)	Incorporated by reference to Form 10-Q for the fiscal quarter ended January 31, 1999, filed March 17, 1999.
(11)	Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1999, filed June 14, 1999.
(12)	Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1999, filed November 4, 1999.
(13)	Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 2001, filed March 12, 2000.
(14)	Incorporated by reference to Form 8-K filed March 31, 2000.
(15)	Incorporated by reference to Schedule 14C filed June 12, 2000.
(16)	Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 2000, filed June 14, 2000.
(17)	Incorporated by reference to Form 10-Q for the fiscal quarter ended October 31, 2000, filed December 15, 2000.
(18)	Incorporated by reference to Form 10-Q for the fiscal quarter ended January 31, 2001, filed March 19, 2001.
(19)	Incorporated by reference to Schedule 13D filed on April 30, 2001.

(20)	Incorporated by reference to Form 10-Q for the fiscal quarter ended October 31, 2001, filed December 17, 2001.
(21)	Incorporated by reference to Form 8-K filed January 3, 2002.
(22)	Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 2002, filed June 14, 2002.
(23)	Incorporated by reference to Schedule 13D filed on August 21, 2000, with respect to Net2Phone, by IDT Investments, IDT and Howard S. Jonas.
(24)	Incorporated by reference to Schedule 13D, filed on October 25, 2001, with respect to Net2Phone, by Net2Phone Holdings, L.L.C., IDT Domestic-Union, LLC, IDT Investments Inc., IDT Nevada Holdings, Inc., IDT Domestic Telecom, Inc., IDT Telecom, Inc., IDT Corporation, Howard S. Jonas, ITelTech, LLC and AT&T Corp.
(25)	Incorporated by reference to Form S-1/A of Net2Phone filed June 20, 1999.
(26)	Incorporated by reference to Schedule 13D, filed on November 15, 2001, with respect to Net2Phone, by IT Stock, Net2Phone Holdings, IDT D-U, IDT Investments, IDT Nevada, IDT D-T, IDT Telecom, IDT, Howard S. Jonas, ITelTech and AT&T.

(b)	Reports on Form 8-K.

On August 28, 2002, the Registrant filed Amendment No.1 to its Current Report on Form 8-K originally filed on January 3, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT CORPORATION

By:	/s/ JAMES A. COURTER
James A. Courter Vice Chairman and Chief Executive Officer

Date: September 3, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A (Amendment No. 1) has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date
/s/ HOWARD S. JONAS Howard S. Jonas	Chairman of the Board and Director	September 3, 2003

/s/ JAMES A. COURTER James A. Courter	Vice Chairman, Chief Executive Officer and Director (Principal Executive Officer)	September 3, 2003

/s/ STEPHEN R. BROWN Stephen R. Brown	Chief Financial Officer, Treasurer and Director (Principal Financial Officer)	September 3, 2003

/s/ MARCELO FISCHER Marcelo Fischer	Chief Accounting Officer and Controller (Principal Accounting Officer)	September 3, 2003

/s/ JOYCE J. MASON Joyce J. Mason	Director	September 3, 2003

/s/ MARC E. KNOLLER Marc E. Knoller	Director	September 3, 2003

/s/ MOSHE KAGANOFF Moshe Kaganoff	Director	September 3, 2003

/s/ J. WARREN BLAKER J. Warren Blaker	Director	September 3, 2003

/s/ RUDY BOSCHWITZ Rudy Boschwitz	Director	September 3, 2003

/s/ SAUL K. FENSTER Saul K. Fenster	Director	September 3, 2003

/s/ JACK KEMP Jack Kemp	Director	September 3, 2003

/s/ MICHAEL J. LEVITT Michael J. Levitt	Director	September 3, 2003

/s/ MARC J. OPPENHEIMER Marc J. Oppenheimer	Director	September 3, 2003

/s/ WILLIAM ARTHUR OWENS William Arthur Owens	Director	September 3, 2003

/s/ WILLIAM F. WELD William F. Weld	Director	September 3, 2003

IDT CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

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

As discussed in Note 2, the accompanying consolidated financial statements for the year ended July 31, 2002 have been restated to present the Company’s investment in Net2Phone, Inc. as a consolidated subsidiary for the period October 23, 2001 to July 31, 2002. As discussed in Note 5 to the accompanying consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective August 1, 2001.

New York, New York

October 24, 2002, except for Note 2 as to

which the date is August 15, 2003

/s/    ERNST & YOUNG LLP

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 31
	2001	2002
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,091,071	$415,464
Marketable securities	3,489	684,502
Trade accounts receivable, net of allowance for doubtful accounts of $22,508 at July 31, 2001 and $39,207 at July 31, 2002	116,759	129,308
Other current assets	32,413	78,796

Total current assets	1,243,732	1,308,070
Property, plant and equipment, net	224,042	283,506
Goodwill	178,293	34,411
Licenses and other intangibles, net	19,511	27,242
Investments	60,732	44,085
Marketable securities	—	18,704
Other assets	155,279	61,644

Total assets	$1,881,589	$1,777,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$163,313	$128,863
Accrued expenses	54,893	160,159
Deferred revenue	71,387	120,206
Capital lease obligations—current portion	20,927	25,963
Other current liabilities	17,819	19,491

Total current liabilities	328,339	454,682
Deferred tax liabilities, net	390,914	233,518
Capital lease obligations—long-term portion	50,179	48,068
Other liabilities	14,502	5,060

Total liabilities	783,934	741,328
Minority interests	21,419	166,564
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000,000; no shares issued	—	—
Common stock, $.01 par value; authorized shares—100,000,000; 22,791,789 and 19,568,634 shares issued and outstanding in 2001 and 2002, respectively	228	196
Class A common stock, $.01 par value; authorized shares—35,000,000; 9,816,988 shares issued and outstanding in 2001 and 2002	98	98
Class B common stock, $.01 par value; authorized shares—100,000,000; 39,291,411 and 49,990,681 shares issued and outstanding in 2001 and 2002, respectively	393	500
Additional paid-in capital	494,093	606,387
Treasury stock, at cost	(138,087)	(153,713)
Accumulated other comprehensive loss	(2,575)	(2,435)
Retained earnings	722,086	418,737

Total stockholders’ equity	1,076,236	869,770

Total liabilities and stockholders’ equity	$1,881,589	$1,777,662

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended July 31
	2000	2001	2002
			(Restated)
Revenues	$1,093,912	$1,230,950	$1,583,794
Costs and expenses:
Direct cost of revenues (exclusive of items shown below)	918,257	1,066,845	1,214,802
Selling, general and administrative	343,702	337,107	467,916
Depreciation and amortization	48,564	60,351	83,916
Restructuring, severance and impairment charges	—	199,357	257,501

Total costs and expenses	1,310,523	1,663,660	2,024,135

Loss from operations	(216,611)	(432,710)	(440,341)
Interest income, net	7,231	52,768	24,174
Other income (expense):
Equity in loss of affiliates	(6,289)	(75,066)	(2,226)
Gain on sales of subsidiary stock	350,344	1,037,726	—
Investment and other income (expense), net	258,218	164,762	(13,754)

Income (loss) before minority interests, income taxes, extraordinary item and cumulative effect of accounting change	392,893	747,480	(432,147)
Minority interests	59,336	(5,726)	151,436
(Provision for) benefit from income taxes	(218,403)	(209,395)	124,345

Income (loss) before extraordinary item and cumulative effect of accounting change	233,826	532,359	(156,366)
Extraordinary loss on retirement of debt, net of income taxes of $1,894	(2,976)	—	—
Cumulative effect of accounting change, net of income taxes of $3,525	—	—	(146,983)

Net income (loss)	$230,850	$532,359	$(303,349)

Earnings per share:
Income (loss) before extraordinary item and cumulative effect of accounting change:
Basic	$3.34	$7.79	$(2.08)
Diluted	$3.11	$7.12	$(2.08)
Extraordinary loss on retirement of debt, net of income taxes:
Basic	$(0.04)	$—	$—
Diluted	$(0.04)	$—	$—
Cumulative effect of accounting change, net of income taxes:
Basic	$—	$—	$(1.96)
Diluted	$—	$—	$(1.96)
Net income (loss):
Basic	$3.30	$7.79	$(4.04)
Diluted	$3.07	$7.12	$(4.04)
Weighted-average number of shares used in calculation of earnings per share:
Basic	69,933	68,301	75,108
Diluted	75,239	74,786	75,108

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Restated)

	Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 31, 1999	23,982,854	$240	10,029,758	$100	34,012,612	$340	$317,022	$—	$—	$(41,123)	$276,579
Exercise of stock options	1,310,700	13	—	—	1,310,700	13	14,508	—	—	—	14,534
Income tax benefit from stock options exercised	—	—	—	—	—	—	11,262	—	—	—	11,262
Conversion of Class A common stock to common stock	59,525	—	(59,525)	—	—	—	—	—	—	—	—
Exercise of warrants	19,963	—	—	—	19,963	—	117	—	—	—	117
Modification of stock options	—	—	—	—	—	—	985	—	—	—	985
Issuance of common stock and Class B common stock	3,728,949	37	—	—	3,728,949	37	128,574	—	—	—	128,648
Change in unrealized gain (loss) in available-for-sale securities	—	—	—	—	—	—	—	—	(94,044)	—	(94,044)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	1,391	—	1,391
Repurchase of common stock and Class B common stock	(3,142,735)	(30)	—	—	(3,142,735)	(31)	(101,822)	—	—	—	(101,883)
Net income for the year ended July 31, 2000	—	—	—	—	—	—	—	—	230,850	230,850	230,850
Comprehensive income									138,197

Balance at July 31, 2000	25,959,256	260	9,970,233	100	35,929,489	359	370,646	—	(92,653)	189,727	468,439
Exercise of stock options	698,451	7	—	—	343,000	4	6,872	—	—	—	6,883
Income tax benefit from stock options exercised	—	—	—	—	—	—	2,676	—	—	—	2,676
Conversion of Class A common stock to common stock	153,245	2	(153,245)	(2)	—	—	—	—	—	—	—
Issuance of stock options	—	—	—	—	—	—	2,000	—	—	—	2,000
Modification of stock options	—	—	—	—	—	—	3,082	—	—	—	3,082
Issuance of Class B common stock	—	—	—	—	7,038,085	71	106,497	—	—	—	106,568
Change in unrealized gain (loss) in available-for-sale securities	—	—	—	—	—	—	—	—	91,507	—	91,507
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(1,429)	—	(1,429)
Repurchase of common stock and Class B common stock	(4,019,163)	(41)	—	—	(4,019,163)	(41)	2,320	(138,087)	—	—	(135,849)
Net income for the year ended July 31, 2001	—	—	—	—	—	—	—	—	532,359	532,359	532,359
Comprehensive income									622,437

Balance at July 31, 2001	22,791,789	228	9,816,988	98	39,291,411	393	494,093	(138,087)	(2,575)	722,086	1,076,236
Exercise of stock options	1,906,594	19	—	—	4,497,114	45	53,860	—	—	—	53,924
Income tax benefit from stock options exercised	—	—	—	—	—	—	21,601	—	—	—	21,601
Conversion of common stock to Class B common stock	(3,728,949)	(37)	—	—	3,810,265	38	(1)	—	—	—	—
Modification of stock options	—	—	—	—	—	—	1,894	—	—	—	1,894
Issuance of common stock for acquisitions	—	—	—	—	2,391,891	24	34,940	—	—	—	34,964
Change in unrealized gain (loss) in available-for-sale securities	—	—	—	—	—	—	—	—	(1,075)	—	1,075
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(935)	—	(935)
Repurchase of common stock	(1,400,800)	(14)	—	—	—	—	—	(15,626)	—	—	(15,640)
Net loss for the year ended July 31, 2002	—	—	—	—	—	—	—	—	(303,349)	(303,349)	(303,349)
Comprehensive loss									(303,449)

Balance at July 31, 2002	19,568,634	$196	9,816,988	$98	49,990,681	$500	$606,387	$(153,713)	$(2,435)	$418,737	$869,770

See accompanying notes to consolidated financial statements.

5

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended July 31
	2000	2001	2002
			(Restated)
Operating activities
Net income (loss)	$230,850	$532,359	$(303,349)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	48,564	60,351	83,916
Restructuring, severance and impairment charges	—	199,357	257,501
Write-off of inventory	—	—	2,773
Loss on sale of assets	—	—	3,707
Extraordinary loss on retirement of debt before income taxes	4,870	—	—
Cumulative effect of accounting change before income taxes	—	—	150,508
Minority interests	(59,336)	5,726	(151,436)
Price guarantee of Class B common stock	—	—	5,310
Deferred tax liabilities	216,903	204,188	(135,799)
Issuance of common stock to charitable foundations	—	26,378	2,952
Net realized (gains)/losses from sales of marketable securities and investments	(261,025)	148,724	8,443
Equity in loss of affiliates	6,289	75,066	2,226
Non-cash compensation	42,917	3,082	16,440
Gain on Tycom settlement	—	(313,486)	—
Gain on sales of subsidiary stock	(350,344)	(1,037,726)	—
Changes in assets and liabilities:
Trade accounts receivable	(52,643)	36,029	35,406
Other assets	(28,194)	14,234	(7,157)
Trade accounts payable, accrued expenses and other liabilities	90,053	64,675	(48,655)
Deferred revenue	34,026	7,271	42,807

Net cash (used in) provided by operating activities	(77,070)	26,228	(34,407)
Investing activities
Purchases of property, plant and equipment	(101,192)	(106,513)	(49,026)
Issuance of notes receivable	—	(12,089)	(12,455)
Investments and acquisitions, net of cash acquired	(38,803)	(73,722)	(91,383)
Increase in cash from consolidation of Net2Phone	—	—	144,177
Collection of notes receivable	9,524	—	—
Sales of marketable securities	—	164,052	801,593
Purchases of marketable securities	(7,059)	—	(1,456,093)
Net proceeds from sale of equity interests in subsidiary	115,434	1,042,113	—

Net cash (used in) provided by investing activities	(22,096)	1,013,841	(663,187)
Financing activities
Distributions to minority shareholders of subsidiaries	(3,177)	(18,908)	(19,018)
Proceeds from borrowings	13,898	—	—
Proceeds from exercise of warrants	117	—	—
Proceeds from exercise of stock options	22,706	6,883	53,924
Repayment of capital lease obligations	(9,833)	(14,736)	(20,971)
Repayment of borrowings	(108,146)	(26,054)	(6,308)
Proceeds from issuance of common stock and Class B common stock	128,648	74,787	—
Proceeds from offerings of common stock by Net2Phone	261,189	—	—
Collection of loans to stockholders by Net2Phone	623	—	—
Proceeds from sale of subsidiary stock	5,000	—	30,000
Proceeds from issuance of stock options	—	2,000	—
Repurchases of common stock and Class B common stock	(101,883)	(135,849)	(15,640)

Net cash provided by (used in) financing activities	209,142	(111,877)	21,987

Net (decrease) increase in cash	109,976	928,192	(675,607)
Cash and cash equivalents at beginning of year	52,903	162,879	1,091,071

Cash and cash equivalents at end of year	$162,879	$1,091,071	$415,464

Supplemental disclosure of cash flow information
Cash payments made for interest	$10,074	$7,997	$6,189

Cash payments made for income taxes	$1,050	$5,963	$12,176

Supplemental schedule of non-cash investing and financing activities
Purchases of property, plant and equipment through capital lease obligations	$45,541	$27,010	$22,046

Exchange of Net2Phone common stock for shares of Yahoo! Inc.	$—	$150,000	$—

Issuance of Class B common stock for acquisitions	$—	$—	$34,964

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2002

1.	Summary of Significant Accounting Policies

Description of Business

IDT Corporation (“IDT” or the “Company”) is a multinational communications company that provides services and products to retail and wholesale customers worldwide, including prepaid debit and rechargeable calling cards, consumer long distance services, and wholesale carrier services. The Company also operates several media and entertainment-related businesses, most of which are currently in the early stages of development.

Winstar Holdings (“Winstar”), a wholly owned subsidiary of IDT, is a broadband and telephony service provider to commercial and governmental customers. Through its fixed-wireless and fiber infrastructure, Winstar offers local and long distance phone services, and high speed Internet and data communications solutions.

On May 4, 2001, the Company declared a stock dividend of one share of Class B common stock for every one share of common stock, Class A common stock and Class B common stock. IDT distributed the dividend shares on May 31, 2001 to shareholders of record on May 14, 2001. The stock dividend has been accounted for as a stock split and all references to the number of common shares, per common share amounts and stock options have been restated to give retroactive effect to the stock dividend for all periods presented. The Class B common stock commenced trading on the New York Stock Exchange on June 1, 2001 under the ticker symbol “IDT. B”.

Basis of Consolidation and Accounting for Investments

The consolidated financial statements include the accounts of IDT and all companies in which IDT has a controlling voting interest (“subsidiaries”), as if IDT and its subsidiaries were a single company. Significant intercompany accounts and transactions between the consolidated companies have been eliminated.

Investments in companies in which IDT has significant influence, but less than a controlling voting interest, are accounted for using the equity method of accounting. Investments in companies in which IDT does not have an ownership and voting interest so large as to exert significant influence are accounted for at market value if the investments are publicly traded and there are no resale restrictions, or at cost, if the sale of a publicly-traded investment is restricted or if the investment is not publicly traded.

The effect of any changes in IDT’s ownership interests resulting from the issuance of equity capital by consolidated subsidiaries or equity investees to unaffiliated parties is included in gain on sales of subsidiary stock.

See note 2 regarding the consolidation of Net2Phone.

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

Revenue Recognition

Communications services and Internet telephony services are recognized as revenue when services are provided. Revenue on sales of prepaid calling cards is deferred upon activation of the cards and recognized as the card balances are decremented based on minute usage and service charges. Unused balances are recognized as revenue upon expiration of the calling cards, which is generally the later of six months from the date of first use and twelve months from activation.

Revenues at our Winstar segment related to high-speed Internet and data services and local and long-distance voice services are recognized when services are provided.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the years ended July 31, 2000, 2001 and 2002, advertising expense totaled approximately $46.7 million, $17.1 million and $18.8 million, respectively.

During the year ended July 31, 2000, the Company incurred approximately $28.0 million of costs to terminate advertising arrangements. These advertising termination costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. No advertising termination costs were incurred for the years ended July 31, 2001 and 2002.

Software Development Costs

Costs for the internal development of new software products and substantial enhancements to existing software products to be sold are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. For the years ended July 31, 2000, 2001 and 2002, research and development costs totaled approximately $4.7 million, $2.5 million and $9.4 million, respectively.

Capitalized Internal Use Software Costs

The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. These costs consist of payments made to third parties and the salaries of employees working on such software development. For the years ended July 31, 2000, 2001 and 2002, the Company has capitalized $8.6 million, $2.5 million and $6.9 million, respectively, of internal use software costs as computer software.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The analysis of the recoverability utilizes undiscounted cash flows. The measurement of the loss, if any, will be calculated as the amount by which the carrying amount of the asset exceeds the fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market value. The Company holds cash and cash equivalents at several major financial institutions which often exceed FDIC insured limits. Historically, the Company has not experienced any losses in such accounts due to such concentration of credit risk.

Goodwill

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but are subject to impairment tests, performed at least annually, in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

Other Intangibles

Licenses are amortized over 5 years using the straight-line method. Costs associated with obtaining the right to use trademarks and patents owned by third parties are capitalized and amortized on a straight-line basis over the term of the trademark licenses and patents. Acquired core technology is amortized over 3 to 5 years. The Company systematically reviews the recoverability of its acquired licenses and other intangible assets to determine whether an impairment has occurred. Upon determination that the carrying value of acquired licenses and other intangible assets will not be recovered based on the undiscounted future cash flows of the acquired business, the carrying value of such acquired licenses and other intangible assets would be deemed impaired and would be reduced by a charge to operations in the amount that the carrying value exceeds the fair value.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries denominated in foreign currencies at July 31 are translated at year-end rates of exchange and monthly results of operations are translated at the average rates of exchange for that month. Gains or losses resulting from translating foreign currency financial statements are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity.

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

Vulnerability Due to Certain Concentrations

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, marketable securities and trade accounts receivable. Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers in various geographic regions comprising the Company’s customer base. No single customer accounted for more than 10% of consolidated revenues in Fiscal 2002. However, our 5 largest

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customers accounted for 14.7% of consolidated revenues in Fiscal 2002. This concentration of revenues increases our risk associated with nonpayment by these customers.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 will have a material impact on its consolidated financial statements.

2.	Investment in Net2Phone and Restatement

The consolidated financial statements in this Amendment No. 1 to the Company’s annual report on Form 10-K for Fiscal 2002 have been restated to consolidate the results of Net2Phone for the period beginning on October 23, 2001 through July 31, 2002. In the original report, the Company accounted for its investment in Net2Phone during this period using the equity method. The change in accounting for the Company’s investment in Net2Phone from the equity method to consolidation does not change the Company’s net loss or loss per share for any previously reported period.

As explained below, and in note 1 to the consolidated financial statements included in the Company’s original annual report on Form 10-K for Fiscal 2002, the determination of whether to account for the Company’s interest in Net2Phone through the equity method or consolidation was dependent on whether the Company’s control of NTOP Holdings, LLC, through which the Company holds its investment in Net2Phone, was deemed to be temporary.

NTOP Holdings was formed on October 23, 2001, when the Company and AT&T Corporation each contributed their minority stakes in Net2Phone into a newly formed limited liability company, NTOP Holdings. Liberty Media then acquired a substantial portion of NTOP Holdings’ units from AT&T. NTOP Holdings holds an aggregate of 28.9 million shares of Net2Phone’s Class A common stock, representing a majority voting stake in Net2Phone. Under the terms of the Second Amended and Restated Limited Liability Company Agreement of NTOP Holdings (the “LLC Agreement”), the Company was granted the right to appoint the entire board of managers (including one nominee of Liberty Media) of NTOP Holdings. The board of managers directs the voting of all Net2Phone shares held by NTOP Holdings, thereby giving the Company effective control over the voting of the Net2Phone shares (but not their disposition, which requires consent of the members) held by NTOP Holdings. However, the LLC Agreement also granted each owner of NTOP Holdings the unilateral right, effective January 1, 2004, to cause the immediate liquidation of NTOP Holdings. Accordingly, the Company’s ability to control the voting power of Net2Phone would immediately terminate on January 1, 2004, the effective date of the liquidation rights.

In determining how to account for the Company’s interest in Net2Phone through NTOP Holdings, the Company consulted Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”), as amended by Statement of Financial Accounting Standards No. 94, Consolidation of All Majority-Owned Subsidiaries (“SFAS 94”), which at that time prohibited a company from consolidating a controlled subsidiary if that control was likely to be temporary. Because the Company’s control of Net2Phone would terminate upon the effectiveness of the members’ unilateral liquidation rights, the Company decided that it should not consolidate Net2Phone during the approximately 26-month period (i.e., October 23, 2001 through December 31, 2003) that the Company would control Net2Phone (the “Control Period”), as the length of this period rendered the Company’s control temporary. Instead, the Company continued to account for its investment in Net2Phone through the end of Fiscal 2002 using the equity method.

Effective August 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which amended ARB 51 (as amended by SFAS 94) to eliminate the prohibition from consolidation for a controlled subsidiary for which control is likely to be temporary. As a result, the Company began consolidating Net2Phone effective August 1, 2002.

Subsequently, the Company reconsidered its initial interpretation of temporary control and reached the conclusion that the Control Period of approximately 26 months was too long to render the Company’s control temporary. As such, the Company decided to restate its results for Fiscal 2002 to consolidate the results of Net2Phone for the period from October 23, 2001 through July 31, 2002.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents selected financial data as originally reported and as restated due to the restatement, as of and for the year ended July 31, 2002:

	As originally reported	As restated
	(in thousands)
Revenues	$1,531,614	$1,583,794
Loss from operations	(224,292)	(440,341)
Net loss	(303,349)	(303,349)

Cash, cash equivalents and marketable securities (including restricted cash)	1,009,979	1,118,670
Working capital	808,448	853,388
Total assets	1,607,920	1,777,662
Total stockholders’ equity	869,530	869,770

Net cash provided by (used in) operating activities	21,743	(34,407)
Net cash used in investing activities	(785,491)	(663,187)
Net cash provided by financing activities	23,925	21,987

Summarized financial information of Net2Phone for the Fiscal year ended July 31, 2001 is as follows:

Total current assets	$287,572
Total assets	411,403
Working capital	218,100
Revenues	150,198
Loss from operations	(240,210)

As of July 31, 2002, the Company’s effective equity investment in Net2Phone (through NTOP Holdings) was 19.2%. Accordingly, in the Company’s restated financial statements, the Company reversed in minority interests the 80.8% of Net2Phone’s net loss attributable to the remaining shareholders of Net2Phone.

3.	Marketable Securities

The Company, excluding it Net2Phone subsidiary, classifies all of its marketable securities as “available-for-sale securities.” Such marketable securities consist primarily U.S. Government Agency Obligations, which are stated at market value, with unrealized gains and losses in such securities reflected, net of tax, as “other comprehensive income (loss)” in stockholders’ equity. The Company intends to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all marketable securities are classified as “short-term.” The following is a summary of marketable securities as of July 31, 2002:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term
Available-for-sale securities:
U.S. Government Agency Obligations	$628,635	$3,490	$—	$632,125
Other marketable securities	32,269	—	(5,663)	26,606

	$660,904	$3,490	$(5,663)	$658,731

Net2Phone’s marketable securities are classified as held-to-maturity, and as such, are stated at cost. During the first quarter of Fiscal 2003, Net2Phone reevaluated its prior determination that its investments in marketable securities are held-to-maturity, and concluded that they should be characterized as available-for-sale. Accordingly, during the first quarter of Fiscal 2003, Net2Phone’s held-to-maturity securities were transferred to the available-for-sale category.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of marketable securities held by Net2Phone as of July 31, 2002

	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term
Held-to-maturity securities:
U.S. Government Agency Obligations	$25,000	$—	$—	$25,000
Commercial paper	771	3	(1)	773

	$25,771	$3	$(1)	$25,773

	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Long-term
Held-to-maturity securities:
U.S. Government Agency Obligations	$17,429	$135	$(1)	$17,563
Commercial paper	1,275	8	(1)	1,282

	$18,704	$143	$(2)	$18,845

The following is a summary of marketable securities as of July 31, 2001:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term
Available-for-sale securities:
U.S. Government Agency Obligations	$1,150	$—	$(33)	$1,117
Other marketable securities	6,318	—	(3,946)	2,372

	$7,468	$—	$(3,979)	$3,489

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.745 million of its Terra shares and recognized therewith a gain of $24.9 million and a loss of $129.2 million, respectively, which have been included as a component of “investment and other income (expense).”

4.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	July 31
	2001	2002
	(in thousands)
Equipment	$264,422	$367,550
Computer software	10,192	21,873
Leasehold improvements	21,603	27,453
Furniture and fixtures	11,120	13,853
Land and building	8,937	8,934

	316,274	439,663
Less accumulated depreciation and amortization	(92,232)	(156,157)

Property, plant and equipment, net	$224,042	$283,506

Fixed assets under capital leases aggregated $104.2 million and $120.2 million at July 31, 2001 and 2002, respectively. The accumulated amortization related to these assets under capital leases was $35.4 million and $50.3 million at July 31, 2001 and 2002, respectively. Amortization of fixed assets under capital leases is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

5.	Goodwill, Licenses and Other Intangibles

In June 2001, the FASB issued SFAS No. 142. Under the new rules, goodwill and intangible assets deemed to have indefinite lives would no longer be amortized but rather be subject to impairment tests performed at least annually, in accordance with the Statement. Other intangible assets would continue to be amortized over their useful lives.

The Company chose to early adopt the new rules on accounting for goodwill and other intangible assets and began to apply them beginning in the first quarter of Fiscal 2002. As such, the Company performed the required impairment tests of goodwill as of August 1, 2001, and, as a result, the Company recorded an impairment charge of $147.0 million, net of income taxes of $3.5 million. The impairment charge was recorded in the first quarter of Fiscal 2002 as a cumulative effect of a change in accounting principle. In determining the impairment charge, the Company obtained an independent valuation of the underlying assets in which discounted cash flows analyses were utilized. As a result, it was determined that the fair value of certain reporting units was less than their carrying values. The implied fair value of goodwill was then determined to be below its carrying value. As a result, the Company recorded an impairment charge to reduce the fair value of goodwill attributable to these reporting units to its carrying value.

During the year ended July 31, 2002, the Company recorded goodwill of $7.3 million as a result of acquisitions, primarily in the Company’s Media and Internet Telephony segments. The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from July 31, 2001 to July 31, 2002:

	Wholesale Telecommunications Services	Retail Telecommunications Services	Winstar	Internet Telephony	Media	Corporate	Total
	(in thousands)
Balance as of July 31, 2001	$44,148	$104,211	$—	$—	$29,934	$—	$178,293
Effect of adoption of SFAS No. 142	(44,148)	(103,635)	—	—	(2,725)	—	(150,508)
Reconsolidation of Net2Phone	—	—		10,898	—	—	10,898
Acquisitions during 2002		446	—	2,354	4,471	—	7,271
SFAS No. 142 impairment	—	—	—	(11,543)	—	—	(11,543)

Balance as of July 31, 2002	$—	$1,022	$—	$1,709	$31,680	$—	$34,411

Refer to Note 19 for information regarding the goodwill and impairment charge of $11.5 million, which was recorded in the third quarter of Fiscal 2002.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the impact of SFAS No. 142 on income (loss) before extraordinary item and cumulative effect of accounting change, net income (loss) and earnings per share had the standard been in effect for the years ended July 31, 2000 and 2001:

	Year Ended July 31,
	2000	2001	2002
	(in thousands, except per share data)
Income (loss) before extraordinary item and cumulative effect of accounting change	$233,826	$532,359	$(156,366)
Add back: goodwill amortization	14,926	16,313	—

Adjusted income (loss) before extraordinary item and cumulative effect of accounting change	$248,752	$548,672	$(156,366)

Earnings per share—basic	$3.34	$7.79	$(2.08)
Add back: goodwill amortization	0.21	0.24	—

Adjusted earnings per share—basic	$3.55	$8.03	$(2.08)

Earnings per share—diluted	$3.11	$7.12	$(2.08)
Add back: goodwill amortization	0.20	0.22	—

Adjusted earnings per share—diluted	$3.31	$7.34	$(2.08)

Net income (loss)	$230,850	$532,359	$(303,349)
Add back: goodwill amortization	14,926	16,313	—

Adjusted net income (loss)	245,776	548,672	(303,349)

Earnings per share—basic	$3.30	$7.79	$(4.04)
Add back: goodwill amortization	0.21	0.24	—

Adjusted earnings per share—basic	$3.51	$8.03	$(4.04)

Earnings per share—diluted	$3.07	$7.12	$(4.04)
Add back: goodwill amortization	0.20	0.22	—

Adjusted earnings per share—diluted	$3.27	$7.34	$(4.04)

The following disclosure presents certain information on the Company’s licenses and other intangible assets. All licenses and intangible assets are being amortized over their estimated useful lives, with no estimated residual values.

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in thousands)
As of July 31, 2002
Amortized intangible assets:
Licenses	5 years	$23,994	$(3,175)	$20,819
Core technology, trademark and patents	5 years	7,544	(1,121)	6,423

Total		$31,538	$(4,296)	$27,242

As of July 31, 2001
Amortized intangible assets:
Licenses	5 years	$42,523	$(23,038)	$19,485
Core technology, trademark and patents	5 years	2,817	(2,791)	26

Total		$45,340	$(25,829)	$19,511

Licenses and other intangible assets amortization expense was $0.9 million, $4.9 million and $4.9 million for the years ended July 31, 2000, 2001 and 2002, respectively. The Company estimates that amortization expense of licenses and other intangible assets for each of the next five fiscal years ending July 31 will be approximately $5.5 million.

6.	Related Party Transactions

The Company has entered into a number of agreements with Net2Phone. Pursuant to these agreements, during the year ended July 31, 2001, the Company billed Net2Phone approximately $56.8 million, and Net2Phone billed the Company approximately $19.2 million. In the year ended July 31, 2000 and 2002, Net2Phone was included in the Company’s consolidated

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial statements and any amounts billed were eliminated in consolidation. The net balance owed to the Company by Net2Phone was approximately $19.3 million as of July 31, 2001.

The Company currently leases one of its facilities in Hackensack, New Jersey from a corporation which is wholly owned by the Company’s Chairman. Aggregate lease payments under such lease was approximately $24,000 for the years ended July 31, 2000 and 2001 and $111,775 for the year ended July 31, 2002. The Company made payments for food related expenses to a cafeteria owned and operated by the son of the Company’s chairman. Such payments were $0.1 million and $0.8 million in fiscal years 2001 and 2002, respectively. No payments were made to the cafeteria in fiscal 2000.

The Company has obtained various insurance policies that have been arranged through a company affiliated with individuals related to both the Chairman and the General Counsel of the Company. The aggregate premiums paid by the Company with respect to such policies was approximately $0.1 million, $2.2 million and $4.9 million for the years ended July 31, 2000, 2001 and 2002, respectively. IDT retained the services of a private insurance consulting firm to ensure that these insurance policies were both necessary and reasonable. The commissions that were earned on such premiums are shared with several insurance wholesalers that access excess and surplus lines of insurance held by the Company.

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

In addition, the Company had loans outstanding to officers and employees aggregating approximately $7.7 million and $18.1 million as of July 31, 2001 and 2002, respectively, which are included within “other current assets” and “other assets” in the accompanying consolidated balance sheets.

Pursuant to an agreement with Net2Phone’s General Counsel, Net2Phone has guaranteed that the value, as defined in the agreement, of options to purchase 150,000 shares of Net2Phone’s common stock held by Net2Phone’s General Counsel will be at least $1.6 million on January 7, 2004. To the extent the value of such options is less than $1.6 million, Net2Phone will pay its General Counsel the difference in cash.

All of the Company’s related party transactions are reviewed by the Audit Committee of the Company’s Board of Directors.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Income Taxes

Significant components of the Company’s deferred tax assets and deferred tax liabilities consist of the following:

	July 31
	2001	2002
	(in thousands)
Deferred tax assets:
Unrealized losses on securities	$857	$—
Bad debt reserve	3,980	10,179
Exercise of stock options	9,857	9,857
Reserves	4,500	4,500
Charitable contributions	10,765	10,795
Net operating loss	—	170,404
Other	8,992	9,9147

Deferred tax assets	38,951	215,649

Deferred tax liabilities:
Deferred revenue	(196,000)	—
Partnership	—	(278,000)
Unrecognized gain on securities	(100,313)	(28,709)
Gain on sales of subsidiary stock	(105,466)	(120,574)
Depreciation	(16,074)	(14,801)
Identifiable intangibles	(3,583)	(7,083)
Other	(8,429)	—

Deferred tax liabilities	(429,865)	(449,167)

Net deferred tax liabilities	$(390,914)	$(233,518)

The provision for (benefit from) income taxes consists of the following for the years ended July 31:

	2000	2001	2002
	(in thousands)
Current:
Federal	$—	$6,600	$—
State and local and foreign	(394)	14,249	(30,683)

	(394)	20,849	(30,683)

Deferred:
Federal	175,191	150,997	(72,788)
State and local and foreign	41,712	37,549	(17,349)

	216,903	188,546	(90,137)

	$216,509	$209,395	$(120,820)

The income statement classification of the provision for (benefit from) income taxes consists of the following at July 31:

	2000	2001	2002
	(in thousands)
Provision for (benefit from) income taxes attributable to continuing operations	$218,403	$209,395	$(124,345)
Income tax benefit attributable to extraordinary loss	(1,894)	—	—
Income tax benefit attributable to cumulative effect of accounting change	—	—	3,525

	$216,509	$209,395	$(120,820)

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows:

	2000	2001	2002
	(in thousands)
Federal income tax at statutory rate	$137,513	$261,618	$(149,693)
Foreign tax rate differential	—	(99,563)	(53,806)
Losses for which no benefit provided	32,703	19,141	87,602
Nondeductible expenses	17,625	2,162	52,921
State and local and foreign income tax, net of federal benefit	28,612	26,037	(57,844)
Other	56	—	—

	$216,509	$209,395	$(120,820)

8.	Stockholders’ Equity

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity under the Company’s stock option plan and stock option program is as follows:

	Shares	Weighted- Average Exercise Price
Outstanding at July 31, 1999	7,175,932	$5.25
Granted	8,851,086	9.98
Exercised	(2,621,400)	5.54
Canceled	(95,000)	8.86
Forfeited	(31,500)	10.93

Outstanding at July 31, 2000	13,279,118	8.31
Granted	5,112,004	9.15
Exercised	(1,041,451)	6.61
Canceled	(299,247)	5.71
Forfeited	(55,200)	12.63

Outstanding at July 31, 2001	16,995,224	8.70
Granted	4,599,982	12.11
Exercised	(6,403,708)	8.42
Canceled	(1,012,376)	11.96
Forfeited	(19,900)	11.99

Outstanding at July 31, 2002	14,159,222	$9.69

The following table summarizes the status of stock options outstanding and exercisable at July 31, 2002:

	Stock Options Outstanding
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (in years)	Number of Stock Options Exercisable
$0.10 – $0.10	290,296	2.0	290,296
$0.21 – $0.21	17,632	2.7	17,632
$0.41 – $0.41	36,000	2.0	36,000
$0.83 – $0.83	30,000	2.7	30,000
$2.19 – $2.63	639,500	4.7	639,500
$3.44 – $4.13	489,550	4.7	489,550
$5.63 – $8.00	5,649,968	8.0	2,016,499
$8.72 – $12.13	5,144,618	7.7	2,657,050
$13.13 – $18.51	1,861,658	8.4	1,070,358

	14,159,222	7.5	7,246,885

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For purposes of pro forma disclosures, the estimated fair value of the options under SFAS No. 123 is amortized to expense over the options’ vesting period. For the years ended July 31, 2000, 2001 and 2002, pro forma net income (loss) and pro forma net income (loss) per share under SFAS No. 123 amounted to the following:

	2000	2001	2002
	(in thousands, except per share data)
Net income (loss), as reported	$230,850	$532,359	$(303,349)
Pro forma net income (loss)	$214,286	$514,716	$(331,568)

Net income (loss) per share, as reported:
Basic	$3.30	$7.79	$(4.04)
Diluted	$3.07	$7.12	$(4.04)

Pro forma net income (loss) per share:
Basic	$3.06	$7.54	$(4.41)
Diluted	$2.84	$6.88	$(4.41)

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

On December 18, 2001, Net2Phone’s Board of Directors approved the repricing of options to purchase 6.4 million shares of Net2Phone’s common stock outstanding. The exercise price per share of the repriced options ranged from $3.50 per share to $7.00 per share. For the year ended July 31, 2002, Net2Phone recorded non-cash compensation charges of approximately $0.6 million, related to this repricing. The repriced options are subject to variable accounting treatment and therefore must be marked-to-market each quarter.

During Fiscal 2002, Net2Phone granted options to employees to purchase 9.3 million shares of Net2Phone common stock at a weighted average exercise price of $4.20 per share. In addition, during Fiscal 2002 options to purchase 1.1 million shares of Net2Phone common stock were exercised at a weighted average exercise price of $0.51 per share. For the year ended July 31, 2002, Net2Phone recorded non-cash compensation of $13.7 million from the issuance of stock options.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In July 2001, the Company funded the Foundation with 2.2 million shares of Class B common stock worth approximately $26.4 million at that time.

9.	Commitments and Contingencies

Legal Proceedings

On February 15, 2000, Multi-Tech Systems, Inc. filed suit against Net2Phone and other companies in the U.S. District Court for the District of Minnesota. Multi-Tech alleged that “the defendant companies are infringing because they are providing the end users with the software necessary to simultaneously transmit voice and data on their computers in the form of making a phone call over the Internet.” On August 16, 2002, following an initial hearing, called a Markman hearing, the Court issued an order construing the claims of all the patents in suit in a way that Net2Phone considers favorable to its non-infringement defenses.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On or about July 25, 2002, PT—1 Communications, Inc. filed a summons and complaint against the Company and its subsidiaries, IDT Netherlands, B.V., IDT Telecom, Inc. and IDT Domestic Telecom, Inc. (collectively “the Company”) in the United States Bankruptcy Court for the Eastern District of New York. PT—1 seeks (a) to recover damages for certain fraudulent transfers of property of the Debtor’s bankruptcy estate, (b) to recover damages for unjust enrichment, and (c) to recover damages from breaches under the agreement between the parties for the sale of the Debtor’s debit card business to the Company, including the Company’s alleged failure to remit payment for use of certain telecommunication and platform services on or through PT—1 switches. In total, PT—1 is seeking $24 million in damages as well as certain unstated amounts. The Company served its answer on September 18, 2002. Initial discovery will commence shortly.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease Obligations

The future minimum payments for capital and operating leases as of July 31, 2002 are approximately as follows:

	Operating Leases	Capital Leases
	(in thousands)
Year ending July 31:
2003	$73,608	$30,209
2004	56,552	26,069
2005	48,203	14,025
2006	43,312	10,808
2007	40,816	1,317
Thereafter	159,926	—

Total payments	$422,417	82,428

Less amount representing interest		(8,397)
Less current portion		(25,963)

Capital lease obligations—long-term portion		$48,068

Rental expense under operating leases was approximately $6.9 million, $4.9 million and $33.5 million for the years ended July 31, 2000, 2001 and 2002, respectively. The significant increase in rental expense in Fiscal 2002 is due primarily to the significantly higher number of operating leases associated with our Winstar segment, which was acquired in December 2001.

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

The Company has guaranteed payments to certain of its vendors through August 2009. Such guarantees amounted to $3.4 million as of July 31, 2002. As of July 31, 2002, the Company has letters of credit outstanding totaling $31.6 million, of which $20.6 million expires during Fiscal 2003 and the remainder expire in Fiscal 2004 though Fiscal 2009. Approximately $22.2 million and $9.9 million of cash is restricted against such letters of credit, and is included in cash and cash equivalents as of July 31, 2002 and 2001, respectively.

10.	Defined Contribution Plans

The Company maintains 401(k) Plans (the “Plans”) available to all employees meeting certain eligibility criteria. The Plans permits participants to contribute up to 20% of their salary, not to exceed the limits established by the Internal Revenue Code. The Plans provides for matching contributions up to a maximum of 6% of covered compensation, which vests over five years. All contributions made by participants vest immediately into the participant’s account. For the years ended July 31, 2000, 2001 and 2002, Company contributions to the Plans amounted to approximately $0.3 million, $0.8 million and $1.7 million, respectively. The Company’s common stock and Class B common stock are not investment options for the Plan’s participants .

11.	Business Segment Information

The Company has identified five reportable business segments: Wholesale Telecommunications Services, Retail Telecommunications Services, Winstar, Internet Telephony and Media. The operating results of these business segments are distinguishable and are regularly reviewed by the chief operating decision maker.

The Wholesale Telecommunications Services business segment is comprised of wholesale carrier services provided to other long distance carriers. The Retail Telecommunications Services business segment includes domestic and international prepaid and rechargeable calling cards and consumer long distance services to individuals and businesses. The Winstar business segment

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operates as a competitive local exchange carrier (“CLEC”) using fixed wireless technology to provide local and long distance phone services, and high speed Internet and data communications solutions. The Internet Telephony business segment reflects the results of the Company’s subsidiary, Net2Phone. The Media business segment operates several media and entertainment-related businesses, most of which are currently in the early stages of development.

The Company evaluates the performance of its business segments based primarily on operating income (loss) All corporate overhead is allocated to the business segments based on time and usage studies, except for certain specific corporate costs, such as treasury management and investment-related costs, which are not allocated to the business segments. Operating results and other financial data presented for the principal business segments of the Company for the years ended July 31, 2000, 2001 and 2002 are as follows (in thousands):

	Wholesale Telecommunications Services	Retail Telecommunications Services	Winstar(1)	Internet Telephony(2) (3)	Media(4)	Corporate	Total
Year ended July 31, 2000
Revenues	$520,518	$502,512	$—	$56,075	$14,807	$—	$1,093,912
Operating loss	(8,409)	(11,477)	—	(125,865)	(39,134)	(31,726)	(216,611)
Depreciation and amortization	17,252	16,656	—	6,804	5,228	2,624	48,564
Total assets	416,045	345,682	—	401,286	11,945	44,097	1,219,055
Year ended July 31, 2001
Revenues	388,120	816,384	—	—	26,446	—	1,230,950
Operating loss	(69,454)	(34,118)	—	—	(265,600)	(63,538)	(432,710)
Depreciation and amortization	23,472	26,719	—	—	7,519	2,641	60,351
Total assets	516,395	1,028,069	—	—	269,062	68,063	1,881,589
Year ended July 31, 2002
Revenues	289,310	1,121,674	79,604	71,857	21,349	—	1,583,794
Operating income (loss)	(30,572)	61,396	(96,644)	(216,049)	(132,006)	(26,466)	(440,341)
Depreciation and amortization	20,696	33,988	6,691	17,900	2,253	2,388	83,916
Total assets	$220,060	$1,078,195	$159,726	$169,742	$91,776	$58,163	$1,777,662

(1)	Since acquisition of Winstar in December 2001.
(2)	Included in loss from operations for the Internet Telephony business segment for the year ended July 31, 2000 was approximately $41.0 million of non-cash compensation as a result of stock option grants, modifications and accelerations made by Net2Phone. In addition, contributing to the loss from operations was the significant level of sales and marketing expenses, as well as general and administrative expenses, as Net2Phone expanded its distribution relationships, corporate infrastructure and human resources.
(3)	For the year ended July 31, 2001, IDT reported its share of the net loss of its Internet Telephony segment, which consists of its investment in Net2Phone, under the equity method of accounting. Accordingly, IDT recorded $58.8 million for this period, as equity in loss of affiliates within other income (expense). During the periods in which IDT accounted for its investment in Net2Phone using the equity method, the Company’s chief operating decision maker evaluated the performance of IDT’s Internet Telephony segment based primarily on its cash, cash equivalents and marketable securities balances and based on its net cash used in operating activities. As of July 31, 2001, the balance of cash, cash equivalents and marketable securities of Net2Phone was $254.0 million. For the year ended July 31, 2001, Net2Phone’s net cash used in operating activities was $115.1 million.
(4)	Included in loss from operations for our Media business segment for the years ended July 31, 2001 and 2002 were $193.4 million and $110.4 million, respectively, of impairment charges related to the write-down of the undersea fiber asset obtained as part of the TyCom Ltd. (“TyCom”) settlement.

Revenue from customers located outside of the United States represented approximately 17%, 16% and 19% of total revenues for the years ended July 31, 2000, 2001 and 2002, respectively, with no single foreign geographic area representing more than 10% of total revenues for the year ended July 31, 2000, and Western Europe representing 15% and 17% of total revenues for the years ended July 31, 2001 and 2002, respectively. Revenues are attributed to foreign geographic areas based on the location where the customer is invoiced. Gross and net long-lived assets mainly held in Western Europe totaled approximately $28.3 million and $18.7 million, and $31.9 million and $28.2 million as of July 31, 2001 and 2002, respectively.

12.	Additional Financial Information

Trade accounts payable includes approximately $112.9 million and $85.1 million due to telecommunication carriers at July 31, 2001 and 2002, respectively.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Acquisitions

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

PT—1 Communications

In February 2001, the Company purchased certain prepaid calling card business assets of PT-1 Communications, Inc. , a wholly-owned subsidiary of STAR Telecommunications, Inc., with a payment of cash and assumption of certain liabilities, including the obligation to honor the outstanding phone cards of PT-1. The cash payment and assumption of net liabilities incurred were approximately $26.3 million with substantially all of the purchase price recorded as goodwill.

Equity Interests in Teligent, Inc. and ICG Communications, Inc.

In April 2001, through its IDT Investments, Inc. subsidiary , the Company acquired from Liberty Media (i) a company whose sole asset was 21.4 million shares of Teligent, Inc. Class A common stock, as well as (ii) an interest in ICG Communications, Inc., represented by 50,000 shares of ICG’s 8% Series A-1 convertible preferred stock and warrants to purchase approximately 6.7 million shares of ICG’s common stock. In exchange, IDT Investments issued Liberty Media a total of 10,000 shares of its Class B common stock and 40,000 shares of its Series A convertible preferred stock. Upon completing the transaction, IDT effectively owned approximately 32% of the equity of Teligent, and approximately 29% of the equity of ICG. The total consideration for Teligent and ICG’s April 2001 transaction was approximately $10.3 and $3.4 million, respectively.

In May 2001, through its IDT Investments subsidiary, the Company entered into an agreement with various affiliates of HMTF to increase IDT’s strategic investments in Teligent and ICG. Under the terms of the agreement, the HMTF affiliates received 18,195 shares of IDT Investments’ Series B convertible preferred stock in exchange for the HMTF affiliates’ stakes in Teligent and ICG. The HMTF affiliates owned 219,998 shares of Teligent’s Series A 7 3/4% convertible preferred stock, 23,000 shares of ICG ‘s 8% Series A-2 convertible preferred stock and warrants to purchase approximately 3.1 million shares of ICG’s common stock. Upon completing the transaction, IDT effectively owned approximately 37% of the equity of Teligent, and approximately 42% of the equity of ICG. The total consideration for Teligent and ICG’s May 2001 transaction was approximately $2.0 and $1.6 million, respectively.

The pro-rata share of the losses of Teligent and ICG recorded by IDT subsequent to these acquisitions have fully eliminated the carrying value of the Company’s investment in these companies.

In May 2001, Teligent filed a voluntary bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code. ICG had previously filed for bankruptcy protection in November 2000.

Winstar

On December 19, 2001, IDT Corporation, through a subsidiary, acquired substantially all of the core domestic telecommunications assets of Winstar Communications, Inc. and certain of its subsidiaries (“Old Winstar”) that are debtors and

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

debtors in possession in bankruptcy proceedings pending before the United States Bankruptcy Court for the District of Delaware. The acquiring subsidiary was subsequently renamed Winstar Holdings, LLC (“New Winstar”). New Winstar operates as a competitive local exchange carrier (“CLEC”) in multiple jurisdictions using fixed wireless technology to provide local and long distance voice services, Internet connectivity and data transmission services (the “Business”).

The purchase price for the Old Winstar assets consisted of $30.0 million in cash, 990,267 in newly issued shares of IDT Class B common stock valued at $12.5 million and 5% of the common equity interests in the acquiring subsidiary (the remaining 95% of the common equity interests as well as all of the preferred equity interests in the acquiring subsidiary were owned by a subsidiary of IDT). The preliminary allocation of the purchase price, pending final determination of certain acquired balances is as follows (in thousands)

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended July 31,
	2000	2001	2002
	(in thousands, except per share data)
Revenues	$1,325,821	$1,447,575	$1,656,494
Income (loss) before cumulative effect of accounting change	$108,472	$(2,650,451)	$(237,563)
Net income (loss)	$108,472	$(2,650,451)	$(384,546)
Earnings per share:
Income (loss) before cumulative effect of accounting change
Basic	$1.51	$(37.82)	$(3.13)
Diluted	$1.41	$(34.62)	$(3.13)
Net income (loss)
Basic	$1.51	$(37.82)	$(5.06)
Diluted	$1.41	$(34.62)	$(5.06)
Weighted-average number of shares used in calculation of earnings per share
Basic	71,715	70,083	75,974
Diluted	77,021	76,568	75,974

14.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended July 31
	2000	2001	2002
	(in thousands, except per share data)
Numerator:
Net income (loss)	$230,850	$532,359	$(303,349)

Denominator:
Weighted-average number of shares used in calculation of earnings per share—Basic	69,933	68,301	75,108
Effect of stock options	5,306	6,485	—

Weighted-average number of shares used in calculation of earnings per share—Diluted	75,239	74,786	75,108

Earnings per share—Basic	$3.30	$7.79	$(4.04)
Earnings per share—Diluted	$3.07	$7.12	$(4.04)

The following securities have been excluded from the dilutive per share computation as they are antidilutive:

	Year ended July 31
	2000	2001	2002
	(in thousands)
Stock options	449	1,163	5,291
Contingently issuable shares	—	—	369

Total	449	1,163	5,660

15.	Net2Phone Subsidiary Stock Sales

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

16.	Comprehensive Income (Loss)

The accumulated balances for each classification of comprehensive income (loss) consists of the following (in thousands):

	Unrealized gain (loss) in available-for- sale securities	Foreign currency translation	Accumulated other comprehensive loss
Beginning balance at July 31, 1999	$—	$—	$—
Change during period	(94,044)	1,391	(92,653)

Balance at July 31, 2000	(94,044)	1,391	(92,653)
Change during the period	91,507	(1,429)	90,078

Balance at July 31, 2001	(2,537)	(38)	(2,575)
Change during the period	1,075	(935)	140

Balance at July 31, 2002	$(1,462)	$(973)	$(2,435)

17.	Price Guarantee of Class B Common Stock

In March 2001, the Company exercised an option to sell to AT&T approximately 2.0 million shares of its Class B common stock for approximately $74.8 million. In conjunction with the formation of the consortium, IDT guaranteed to AT&T the value of approximately 1.4 million shares of IDT Class B common stock still being retained by AT&T. If the value of IDT Class B common stock is less than $27.5 million on October 19, 2002, and AT&T or an affiliate retains all the shares through such date, then IDT will be obligated to pay AT&T the difference with cash, additional shares of IDT Class B common stock or a combination of both, at the option of IDT. In connection with this obligation, the Company recorded in “investment and other income (expense)” a charge of $5.3 million during the year ended July 31, 2002. The Company was subject to additional charges of $1.0 million through October 19, 2002 based on changes in the market value of IDT Class B common stock. As a result, the Company’s total liability is $6.3 million as of October 19, 2002.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.	Restructuring, Severance and Impairment Charges

The following table summarizes the charges included in restructuring, severance and impairment charges in the consolidated statements of operations (in thousands):

	Year ended July 31,
	2002	2001
Net2Phone:
Impairment of long-lived assets	83,940	—
Impairment of intangible and other assets	18,246	—
Exit costs	14,500	—
Workforce reductions	13,882	—
CEO & CFO separation agreements	12,623	—
IDT:
TyCom impairment	110,400	193,400
Impairment of long-lived assets	3,910	5,957

Total	257,501	199,357

Net2Phone Impairment of Long-lived Assets. When an indicator of impairment of long-lived assets exists, the Company reviews the recorded value of such assets to determine if the future cash flows to be derived from these assets will be sufficient to recover the remaining recorded asset values. Net2Phone considered the resignation of its Chief Executive and Chief Financial Officers and the plan to restructure its operations and eliminate various lines of development to be indicators of potential impairment. As a result, an impairment charge of $83.9 million was recognized during the third quarter of Fiscal 2002 when it was determined that the future undiscounted cash flows of Net2Phone’s long- lived assets were estimated to be insufficient to recover their related carrying values. As such, the carrying values of these assets were written down to their estimated fair value. Fair value was estimated using the present value of expected future cash flows.

Separation Agreements. In October 2001, Howard Balter resigned as Net2Phone’s Chief Executive Officer. Pursuant to an agreement between Mr. Balter and Net2Phone, Mr. Balter agreed to waive various rights under his employment agreement, entered into a 30 month restrictive non-compete covenant and agreed to provide consulting services for a 15 month period in exchange for settlement of various loans with Net2Phone and the guarantee of continued benefits for a similar period. In addition, Mr. Balter’s options were repriced at the conclusion of the first three months of the consultancy period. The aggregate principal amount of Mr. Balter’s borrowing from Net2Phone was $4.4 million. In addition, Net2Phone had guaranteed the repayment of a bank loan to Mr. Balter in the principal sum of $5.0 million. Net2Phone agreed to repay the bank loan and to forgive $2.0 million of the other indebtedness after the completion of the first three months of his consulting arrangement and the balance after the completion of the entire consulting period. As a result of this agreement, Net2Phone recorded a charge of $9.5 million in Fiscal 2002. The charge primarily consists of $3.8 million for the repricing of options, $5.4 million of loan forgiveness, and approximately $0.2 million of amortization of the non-compete covenant which was valued at $0.8 million.

In January 2002, Ilan Slasky tendered his resignation as Net2Phone’s Chief Financial Officer to become effective upon his successor’s assumption of the responsibility. Pursuant to an agreement between Mr. Slasky and Net2Phone, Mr. Slasky agreed to waive various rights under his employment agreement, entered into a 2 year restrictive non-compete covenant and will provide consulting services for a 4 year period in exchange for settlement of various loans with Net2Phone and the guarantee of continued benefits for a similar period. In addition, Mr. Slasky’s options were repriced on January 31, 2002. The aggregate principal sum of Mr. Slasky’s borrowings from Net2Phone was $1.5 million. Net2Phone agreed to forgive the loans in four equal installments upon the completion of each of the four years of his consulting arrangement. As a result of the agreements entered into with Mr. Slasky, there was a charge of $3.1 million in Fiscal 2002.

November Restructuring. In November 2001, Net2Phone announced plans to restructure its operations, which include the elimination of various lines of development business related to Voice Hosting products and specific Enterprise products, relocation of certain facilities, and a reduction in workforce by approximately 270 employees. As a result of this restructuring, there was a charge of $6.2 million related to terminated employees and a charge of approximately $4.1 million related to write-down of assets and contract cancellations. As of July 31, 2002, all of the $6.2 million of involuntary termination benefits have been paid and charged against the liability. All 270 employees to be terminated under the plan were terminated in November when the plan was announced.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February Restructuring. On February 15, 2002, Net2Phone’s controlled subsidiary ADIR announced a reduction of workforce by 60 employees. As a result, ADIR recorded a charge of approximately $1.4 million related to the terminated employees. As of July 31, 2002, all of the involuntary termination benefits have been paid and charged against the liability.

In addition, Net2Phone determined that it was necessary to perform an impairment test of ADIR’s goodwill. As a result of the impairment test, which was performed in accordance with SFAS No. 142, a goodwill impairment of $11.5 million was recognized during the third quarter of Fiscal 2002. The fair value used to measure the impairment was estimated using the present value of expected future cash flows.

On February 21, 2002, Net2Phone announced plans to reduce its workforce by 85 employees or approximately 28%. In making this decision, Net2Phone undertook a significant review of its operations, identifying business lines that required lower capital expenditures and provided a greater return on investment with higher margins. Net2Phone significantly reduced its workforce by exiting certain unprofitable businesses, including its disposable calling card business and its wholesale termination business. Net2Phone recorded a severance charge of approximately $3.5 million relating to the workforce reduction. As of July 31, 2002, all of the involuntary termination benefits have been paid and charged against the liability. In addition, Net2Phone recorded a charge of $4.7 million related to the elimination of specific connectivity and network related costs and $0.6 million related to the abandonment of certain leases.

As a result of the plan to restructure its operations and eliminate various lines of development, an impairment review of Net2Phone’s long-lived assets and identifiable intangible assets was conducted as of April 30, 2002, in accordance with SFAS No. 121. As a result of this analysis, Net2Phone recorded impairment charges of approximately $2.0 million related to customer lists, $0.5 million related to technology and $1.7 million related to developed product technology assets. The impairment charge was calculated as the amount by which the carrying amount of the assets exceeded their fair values. Fair value was estimated using the present value of expected future cash flows.

April Restructuring. On April 30, 2002, Net2Phone communicated plans to further reduce its workforce by 20 employees. Net2Phone scaled back on its technical development team, which had been working on projects related to the restructured businesses. Net2Phone recorded severance of approximately $0.9 million related to this additional workforce reduction. As of July 31, 2002, $0.7 million of termination benefits have been paid.

May Restructuring. As a result of unresolved negotiations with Cisco Systems, Inc., ADIR announced an additional reduction of workforce by 30 employees in May 2002. ADIR recorded an additional liability of $2.3 million in the fourth quarter related to the May 2002 workforce reduction and the termination of employment contracts of two of its officers. As of July 31, 2002, approximately $0.4 million of involuntary termination benefits have been paid and charged against the liability. ADIR also announced its intent to cancel and exit several leases and therefore recorded a charge of $4.7 million relating to the loss on these lease commitments.

Sale of Business. On May 20, 2002, Net2Phone exited its web-based banner advertising business by selling its assets to the management group of this division. As a result of the transaction, Net2Phone incurred a $1.8 million loss and retains a 10% equity interest in the entity formed to acquire the business.

Litigation expenses. On March 19, 2002 Net2Phone filed suit in the United States District Court for the District of New Jersey against Cisco and a Cisco executive who had been a member of the ADIR board of directors. The suit arose out of the relationships that had been created in connection with Cisco’s and Net2Phone’s original investments in ADIR and out of ADIR’s subsequent purchase of NetSpeak, Inc. in August 2001. For the quarter ended July 31, 2002, Net2Phone recorded $1.6 million of legal and other expenses relating to this suit, which was settled in August 2002.

TyCom Ltd. Settlement

On October 10, 2000, IDT reached a full and final settlement with TyCom of all pending claims brought against one another and their respective affiliates.

Under the terms of the settlement, TyCom granted to IDT Europe B.V.B.A. (“IDT Europe”), free of charge, certain exclusive rights to use capacity on the transatlantic and transpacific segments of TyCom’s global undersea fiber optic network (the “TyCom Global Network”), which TyCom is deploying. The settlement agreement provides for IDT Europe to obtain exclusive indefeasible rights to use (IRU) two 10 Gb/s wavelengths on the transatlantic segment (which we have been informed has been deployed) and two 10 Gb/s wavelengths on the transpacific segment (which be believe is still under development) for fifteen years from the applicable handover dates.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operation, administration and maintenance for the wavelengths used by the Company will be provided by TyCom for a fifteen year period after the relevant handover date, free of charge. TyCom has also granted the Company certain rights to resell any unused capacity on the wavelengths through TyCom as its sole and exclusive agent. In addition, the Company will also have the option, exercisable at least annually, to convert the available capacity on its wavelengths to available equivalent capacity on another portion of the TyCom Global Network. In recognition of the settlement, a gain of $313.5 million was included as a component of “investment and other income” during the year ended July 31, 2001. The Company subsequently re-evaluated the recoverability of the carrying value of its IRU in accordance with SFAS No. 121 and, as a result, the Company recorded impairment losses of $193.4 million and $110.4 million for the years ended July 31, 2001 and 2002, respectively, to write down the asset to its fair value.

IDT Impairment of Long-Lived Assets

During the year ended July 31, 2002, the Company recorded an impairment charge associated with its property, plant and equipment of $3.9 million, primarily resulting from the write-down of certain decommissioned European telecommunications switch equipment and certain discontinued wireless-related equipment.

As a result of the Company’s gradual exit from the dial-up Internet access service business, including the sale of a majority of its dial-up Internet access customers, the Company recorded an impairment charge associated with its property, plant and equipment of $6.0 million during the year ended July 31, 2001, primarily relating to equipment previously used to provide dial-up Internet access services.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.	Selected Quarterly Financial Data (unaudited)

The table below presents selected quarterly financial data (unaudited) of the Company for the calendar quarters in the fiscal years ended July 31, 2002 and 2001:

	Income (loss) before cumulative effect of accounting change
Quarter Ended	Revenues	Loss from Operations	Amount	Per Share —Basic	Per Share —Diluted	Net Income (Loss)
	(in thousands, except for per share data)
2002 (Restated):
October 31 /a/	$341,563	$(21,500)	$(11,332)	$(0.16)	$(0.16)	$(158,315)
January 31	391,937	(77,810)	(17,212)	(0.23)	(0.23)	(17,212)
April 30 /b/	419,447	(182,412)	(49,593)	(0.64)	(0.64)	(49,593)
July 31 /c/	430,847	(158,619)	(78,229)	(0.99)	(0.99)	(78,229)

Total	$1,583,794	$(440,341)	$(156,366)			$(303,349)

2001:
October 31 /d/	$276,597	$(60,070)	$869,568	$12.43	$11.27	$869,568
January 31	287,597	(48,455)	(117,104)	(1.77)	(1.77)	(117,104)
April 30 /e/	335,722	(55,571)	(48,277)	(0.73)	(0.73)	(48,277)
July 31	331,034	(268,614)	(171,828)	(2.44)	(2.44)	(171,828)

Total	$1,230,950	$432,710)	$532,359			$532,359

/a/	Included in net loss is a $147.0 million cumulative effect of accounting change, net of $3.5 million of income taxes, due to the adoption of SFAS No. 142.
/b/	Included in loss from operations were $114.4 million of restructuring, severance and impairment charges recorded by Net2Phone.
/c/	Included in loss from operations was $110.4 million of impairment charges related to the IRU received as part of the Tycom settlement.
/d/	Included in net income is $1,037.7 million in gains on sales of subsidiary stock related to Net2Phone stock sales.
/e/	Included in loss from operations was $193.4 million of impairment charges related to the IRU received as part of the Tycom settlement.

20.	Subsequent Events

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

IDT CORPORATION

FINANCIAL STATEMENT SCHEDULE—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
	(in thousands)
2000
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$7,643	$20,154	$(1,026)	$26,771
2001
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$26,771	$32,873	$(37,136)	$22,508
2002 (Restated)
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$22,508	$23,170	$(6,471)	$39,207

(1)	Uncollectible accounts written off, net of recoveries.