Form 10-Q/A
period 2002-10-31
IDT CORP
filed 2003-09-03
CIK 1005731

UNITED STATES

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Common Stock, $.01 par value – 19,630,259 shares outstanding as of December 12, 2002 (excluding 5,419,963 treasury shares)

Class A common stock, $.01 par value – 9,816,988 shares outstanding as of December 12, 2002

Class B common stock, $.01 par value – 50,103,335 shares outstanding as of December 12, 2002 (excluding 4,019,163 treasury shares)

(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date)

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our quarterly report for the period ended October 31, 2002 primarily for the purpose of restating our financial statements and other financial information included in this report to consolidate the results of Net2Phone, Inc. for the period beginning on October 23, 2001 through July 31, 2002. In our original quarterly report for the period ended October 31, 2001 on Form 10-Q, we accounted for our investment in Net2Phone during this period using the equity method. Note 2 to our condensed consolidated financial statements included in this report summarizes the basis for this restatement. In addition, we have made certain other changes throughout this report to include additional information regarding Net2Phone, and our investment therein, and to clarify and supplement previously disclosed information regarding topics other than Net2Phone.

We have amended and restated our Quarterly Report on Form 10-Q for the period ended October 31, 2002 in its entirety because the changes referenced above have been made throughout the report. Amendment No. 1 does not contain updates to reflect any events occurring after the original December 16, 2002 filing of our quarterly report on Form 10-Q for the period ended October 31, 2002. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission, as may be amended, for periods subsequent to the date of the original filing of this quarterly report on Form 10-Q.

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

IDT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	October 31, 2002	July 31, 2002
	(Unaudited)	(Note 1)
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$315,830	$415,464
Marketable securities	798,642	684,502
Trade accounts receivable, net	119,905	129,308
Other current assets	77,901	78,796

Total current assets	1,312,278	1,308,070

Property, plant and equipment, net	271,429	283,506
Goodwill	34,689	34,411
Licenses and other intangibles, net	24,826	27,242
Investments	43,639	44,085
Marketable securities	—	18,704
Other assets	55,488	61,644

Total assets	$1,742,349	$1,777,662

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$125,537	$128,863
Accrued expenses	149,857	160,159
Deferred revenue	119,111	120,206
Capital lease obligations—current portion	26,186	25,963
Other current liabilities	19,473	19,491

Total current liabilities	440,164	454,682

Deferred tax liabilities, net	216,353	233,518
Capital lease obligations—long-term portion	42,883	48,068
Other liabilities	5,332	5,060

Total liabilities	704,732	741,328
Minority interests	168,355	166,564

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000,000; no shares issued	—	—
Common stock, $.01 par value; authorized shares—100,000,000; 25,023,972 and 24,988,597 shares issued at October 31, 2002 and July 31, 2002, respectively; 19,604,009 and 19,568,634 shares outstanding at October 31, 2002 and July 31, 2002, respectively	196	196
Class A common stock, $.01 par value; authorized shares—35,000,000; 9,816,988 shares issued and outstanding at October 31, 2002 and July 31, 2002	98	98
Class B common stock, $.01 par value; authorized shares—100,000,000; 54,094,855 and 54,009,844 shares issued at October 31, 2002 and July 31, 2002, respectively; 50,075,692 and 49,990,681 shares outstanding at October 31, 2002 and July 31, 2002, respectively	501	500
Additional paid-in capital	609,371	606,387
Treasury stock, at cost, consisting of 5,419,963 shares of common stock and 4,019,163 shares of Class B common stock	(153,713)	(153,713)
Accumulated other comprehensive loss	(1,837)	(2,435)
Retained earnings	414,646	418,737

Total stockholders’ equity	869,262	869,770

Total liabilities and stockholders’ equity	$1,742,349	$1,777,662

See notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended October 31,
	2002	2001
		(Restated)
Revenues	$443,171	$341,563
Costs and expenses:
Direct cost of revenues (exclusive of items shown below)	340,067	267,121
Selling, general and administrative	109,238	71,346
Depreciation and amortization	21,286	15,904
Gain on settlement of litigation	(58,429)	—
Restructuring, severance, and impairment charges	6,673	8,692

Total costs and expenses	418,835	363,063

Income (loss) from operations	24,336	(21,500)

Interest income, net	7,759	9,002

Other income (expense):
Equity in loss of affiliates	(2,196)	(5,812)
Investment and other income (expense), net	(1,169)	(14,500)

Income (loss) before minority interests, income taxes and cumulative effect of accounting change	28,730	(32,810)

Minority interests	(46,467)	3,256
Benefit from income taxes	13,646	18,222

Loss before cumulative effect of accounting change	(4,091)	(11,332)

Cumulative effect of accounting change, net of income taxes of $3,525	—	(146,983)

Net loss	$(4,091)	$(158,315)

Loss per share:
Loss before cumulative effect of accounting change:
Basic	$(0.05)	$(0.16)
Diluted	$(0.05)	$(0.16)

Cumulative effect of accounting change, net of income taxes:
Basic	$—	$(2.06)
Diluted	$—	$(2.06)

Net Loss:
Basic	$(0.05)	$(2.22)
Diluted	$(0.05)	$(2.22)

Weighted-average number of shares used in calculation of loss per share:
Basic	79,436	71,409

Diluted	79,436	71,409

See notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended October 31,
	2002	2001
		(Restated)
Net cash provided by operating activities	$14,985	$10,648

Investing activities
Purchases of property, plant and equipment	(8,970)	(12,528)
Issuance of notes receivable	(1,601)	(2,638)
Purchases of investments	(1,865)	(18,889)
Acquisitions	—	(2,394)
Increase in cash from consolidation of Net2Phone	—	144,177
Net purchases of marketable securities	(92,972)	(4,117)

Net cash (used in) provided by investing activities	(105,408)	103,611

Financing activities
Proceeds from exercise of stock options	958	1,418
Repayments of capital lease obligations	(5,212)	(4,951)
Repurchases of common stock and Class B common stock	—	(15,302)
Distributions to minority shareholders of subsidiaries	(4,957)	(6,145)

Net cash used in financing activities	(9,211)	(24,980)

Net (decrease) increase in cash and cash equivalents	(99,634)	89,279

Cash and cash equivalents, beginning of period	415,464	1,091,071

Cash and cash equivalents, end of period	$315,830	$1,180,350

Supplemental disclosures of cash flow information
Interest paid	$1,216	$1,495

Income taxes paid	$532	$—

Supplemental schedule of non-cash investing activities
Purchases of property, plant and equipment through capital lease obligations	$—	$10,964

See notes to condensed consolidated financial statements.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation. Operating results for the three-month period ended October 31, 2002 are not necessarily indicative of the results that may be expected for the year ending July 31, 2003. The balance sheet at July 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended July 31, 2002, as filed with the United States Securities and Exchange Commission.

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a Fiscal Year refers to the Fiscal Year ending in the calendar year indicated (e.g., Fiscal 2003 refers to the Fiscal Year ending July 31, 2003).

Note 2 – Consolidation of Net2Phone and Restatement

The condensed consolidated financial statements in this Amendment No. 1 to the Company’s quarterly report on Form 10-Q for the quarterly period ended October 31, 2002 have been restated to consolidate the results of Net2Phone for the period beginning on October 23, 2001 through July 31, 2002. In the original report, the Company accounted for its investment in Net2Phone during this period using the equity method. The change in accounting for the Company’s investment in Net2Phone from the equity method to consolidation does not change the Company’s net loss or loss per share for any previously reported period.

As explained below, and in note 2 to the condensed consolidated financial statements included in the Company’s original quarterly report on Form 10-Q for the period ended October 31, 2001, the determination of whether to account for the Company’s interest in Net2Phone through the equity method or consolidation was dependent on whether the Company’s control of NTOP Holdings, LLC, through which the Company holds its investment in Net2Phone, was deemed to be temporary.

NTOP Holdings was formed on October 23, 2001, when the Company and AT&T Corporation each contributed their minority stakes in Net2Phone into a newly formed limited liability company, NTOP Holdings. Liberty Media then acquired a substantial portion of NTOP Holdings’ units from AT&T. NTOP Holdings holds an aggregate of 28.9 million shares of Net2Phone’s Class A common stock, representing a majority voting stake in Net2Phone. Under the terms of the Second Amended and Restated Limited Liability Company Agreement of NTOP Holdings (the “LLC Agreement”), the Company was granted the right to appoint the entire board of managers (including one nominee of Liberty Media) of NTOP Holdings. The board of managers directs the voting of all Net2Phone shares held by NTOP Holdings, thereby giving the Company effective control over the voting of the Net2Phone shares (but not their disposition, which requires consent of the members) held by NTOP Holdings. However, the LLC Agreement also granted each owner of NTOP Holdings the unilateral right, effective January 1, 2004, to cause the immediate liquidation of NTOP Holdings. Accordingly, the Company’s ability to control the voting power of Net2Phone will immediately terminate on January 1, 2004, the effective date of the liquidation rights.

In determining how to account for the Company’s interest in Net2Phone through NTOP Holdings, the Company consulted Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”), as amended by Statement of Financial Accounting Standards No. 94, Consolidation of All Majority-Owned Subsidiaries (“SFAS

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The following table represents selected financial data as originally reported and as restated due to the restatement, as of and for the three months ended October 31, 2001:

	As originally reported	As restated
	(in thousands)
Revenues	$339,209	$341,563
Loss from operations	(12,565)	(21,500)
Net loss	(158,315)	(158,315)

Cash, cash equivalents and marketable securities (including restricted cash)	1,052,566	1,227,060
Working capital	878,355	1,018,046
Total assets	1,679,043	2,001,850
Total stockholders’ equity	903,110	896,658

Net cash provided by operating activities	18,266	10,648
Net cash (used in) provided by investing activities	(40,332)	103,611
Net cash used in financing activities	(24,980)	(24,980)

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

Note 3 – Business Segment Information

The Company has five reportable business segments: Wholesale Telecommunications Services, Retail Telecommunications Services, IDT Solutions, Internet Telephony, and IDT Media. The operating results of these business segments are distinguishable and are regularly reviewed by the Company’s chief operating decision maker.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Wholesale Telecommunications Services business segment is comprised of wholesale carrier services provided to other long distance carriers. The Retail Telecommunications Services business segment includes domestic and international prepaid, rechargeable and private label calling cards, and consumer long distance services to individuals and businesses. The IDT Solutions business segment, which commenced operations in December 2001 upon the acquisition of assets from Winstar Communications, Inc. and certain of its subsidiaries (“Old Winstar”), operates through Winstar Holdings, LLC as a competitive local exchange carrier (“CLEC”) using fixed wireless technology to provide local and long distance phone services, and high speed Internet and data communications solutions. The Internet Telephony business segment reflects the results of the Company’s reconsolidated subsidiary, Net2Phone, effective October 23, 2001, which is a provider of voice over Internet Protocol, or VoIP, telephony products and services. The IDT Media business segment operates several media and entertainment-related businesses, most of which are currently in the early stages of development.

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

	Wholesale Telecommunications Services	Retail Telecommunications Services	IDT Solutions	Internet Telephony		IDT Media	Corporate	Total
Three Months Ended October 31, 2002
Revenues	$83,450	$306,794	$24,506	$22,629		$5,792	$—	$443,171
Segment operating income (loss)	(9,927)	23,348	(24,687)	45,467		(1,340)	(8,525)	24,336

Three Months Ended October 31, 2001
Revenues	67,473	265,337	—	3,039	(*)	5,714	—	341,563
Segment operating income (loss)	(10,790)	10,908	—	(8,935	) (*)	(6,484)	(6,199)	(21,500)

(*)	Represents results of operations from October 23, 2001, when Net2Phone was reconsolidated by IDT.

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

Note 5 – Comprehensive Loss

The Company’s comprehensive loss consists of the following (in thousands):

	Three Months Ended October 31,
	2002	2001
Net loss	$(4,091)	$(158,315)
Foreign currency translation adjustments	(901)	(1,514)
Unrealized gains (losses) in available-for-sale securities	1,739	(51)

Comprehensive loss	$(3,253)	$(159,880)

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Note 6 – Winstar Acquisition

On December 19, 2001, the Company, through a subsidiary, acquired the core domestic telecommunications assets of Old Winstar in connection with Old Winstar’s bankruptcy proceedings pending before the United States Bankruptcy Court for the District of Delaware. The acquiring subsidiary was subsequently renamed Winstar Holdings, LLC . Winstar operates as a CLEC using fixed wireless technology to provide local and long distance phone services, and high speed Internet and data communications solutions. The Company currently offers the Winstar services under the name IDT Solutions.

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

Three Months ended October 31, 2001
(in thousands, except per share data)
Revenues	$391,502
Loss before cumulative effect of accounting change	$(67,324)
Net loss	$(214,307)
Loss per share:
Loss before cumulative effect of accounting change
Basic	$(0.93)
Diluted	$(0.93)
Net loss
Basic	$(2.96)
Diluted	$(2.96)
Weighted-average number of shares used in calculation of loss per share:
Basic	72,399

Diluted	72,399

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

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Note 9– Legal Proceedings and Contingencies

On February 15, 2000, Multi-Tech Systems, Inc. filed suit against Net2Phone and other companies in the U.S. District Court for the District of Minnesota. Multi-Tech alleged that “the defendant companies are infringing because they are providing the end users with the software necessary to simultaneously transmit voice and data on their computers in the form of making a phone call over the Internet.” On August 16, 2002, following an initial hearing, called a Markman hearing, the Court issued an order construing the claims of all the patents in suit in a way that Net2Phone considers favorable to their non-infringement defenses. On October 31, 2002, the Court entered a consent judgment dismissing the patent infringement claims asserted by Multi-Tech. On November 19, 2002, Multi-Tech filed an appeal with the U.S. Court of Appeals for the Federal Circuit.

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

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Winstar contends that, even were it to assume the Old Winstar contracts with the RBOCs, the amounts set forth in the RBOCs’ proofs of claim greatly exceed any reasonable “cure” for facilities and services that Winstar seeks to obtain from the RBOCs, since the claims include significant amounts that Old Winstar owed for services and facilities that Winstar has not requested, and does not need to be able to provide services to the customers following the transition. Winstar also disputes the RBOCs’ claims that they are not obligated to provide services and facilities to Winstar without an assumption or assignment of the Old Winstar contracts and a payment of “cure” amounts. In response to the RBOCs’ refusal to provide service, on April 17, 2002, Winstar filed an Emergency Petition for a Declaratory Ruling with the Federal Communications Commission (“FCC’) (Inc. Docket No. 02-80) asking that the FCC declare that the refusal of the RBOCs to provide the requested services and facilities pursuant to their interconnection agreements and tariffs, and their refusal to transition such services in a manner that does not interrupt services to the customers, is unreasonable and therefore unlawful under federal law. In response, one RBOC (Verizon) filed a counter-petition asking that the FCC declare that the federal telecommunications laws do not require it to provide facilities and services to Winstar without “cure” of Old Winstar’s debts. A number of parties filed comments in the FCC proceeding on both sides of the issue and the proceeding is still pending at the FCC.

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

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

On March 19, 2002, Net2Phone filed suit in the U.S. District Court for the District of New Jersey against Cisco Systems, Inc. and a Cisco executive who had been a member of the board of directors of ADIR Technologies, Inc., a subsidiary of Net2Phone. The suit arose out of the relationships that had been created in connection with Cisco’s and Net2Phone’s original investments in ADIR and out of ADIR’s subsequent purchase of NetSpeak, Inc. in August 2001. In July 2002, Net2Phone and ADIR agreed to settle the suit and all related claims against Cisco and the Cisco executive in exchange for: (i) the transfer, during the first quarter of Fiscal 2003, to Net2Phone of Cisco’s and Softbank Asia Infrastructure Fund’s respective 11.5% and 7.0% interests in ADIR, and (ii) the payment by Cisco, during such quarter, of $19.5 million to Net2Phone and ADIR. As a result of this settlement, Net2Phone recognized for the quarter ended October 31, 2002, a gain of $58.4 million consisting of a $38.9 million reduction in minority interests as a result of the transfer of the ADIR shares and receipt of settlement proceeds of $19.5 million less the $1.6 million of legal and other expenses related to the settlement that were recorded in Net2Phone’s fiscal year ended July 31, 2002.

On or about September 16, 2002, a complaint was filed by Mark B. Aronson in the Court of Common Pleas of Allegheny County, Pennsylvania seeking certification of a class consisting of consumers who were charged a fee

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

On or about October 11, 2002, a complaint was filed by Paul Zedeck against the Company and Union Telecard Alliance LLC in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, seeking certification of a class consisting of consumers who allegedly purchased and used the Company’s prepaid calling cards and were charged any fee that was not specifically disclosed on the card packaging prior to purchase. The damages sought have not yet been quantified. The Company filed an answer on December 6, 2002. The Company is still evaluating the potential impact and its approach to contesting the claims or attempts to certify the classes.

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

Note 10 – Deferred Compensation

On December 18, 2001 the Board of Directors of Net2Phone approved the repricing of 6.4 million options outstanding under Net2Phone’s 1999 Amended and Restated Stock Option and Incentive Plan to purchase shares of Net2Phone’s common stock, par value $0.01 per share, granted on or before December 18, 2001. The exercise price per share of the repriced options ranged from $3.50 per share to $7.00 per share. For the three months ended October 31, 2002, Net2Phone recorded non-cash compensation charges of approximately $0.6 million related to this repricing. The repriced options are subject to variable accounting treatment and therefore must be marked-to-market each quarter until they are exercised.

Note 11 – Gain on Settlement by Net2Phone of Litigation

On March 19, 2002, Net2Phone and its ADIR Technologies, Inc. subsidiary filed suit in the United States District Court for the District of New Jersey against Cisco Systems, Inc. and a Cisco executive who had been a member of ADIR’s board of directors. The suit arose out of the relationships that had been created in connection with Cisco’s and Net2Phone’s original investments in ADIR and out of ADIR’s subsequent purchase of NetSpeak, Inc. in August 2001. In July 2002, Net2Phone and ADIR agreed to settle the suit and all related claims against Cisco and the Cisco executive in exchange for: (i) the transfer, during the first quarter of fiscal 2003, to Net2Phone of Cisco’s and Softbank Asia Infrastructure Fund’s respective 11.5% and 7.0% interests in ADIR, and (ii) the payment by Cisco, during such quarter, of $19.5 million to Net2Phone and ADIR. As a result of this settlement, Net2Phone

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

recognized for the quarter ended October 31, 2002, a gain of $58.4, million consisting of (i) a $38.9 million reduction in minority interests as a result of the transfer of the ADIR shares and (ii) the receipt of settlement proceeds of $19.5 million.

Note 12 – Restructuring, Severance and Impairment Charges

The following table summarizes the charges included in restructuring, severance, and impairment charges in the condensed consolidated statements of operations:

	Three months ended October 31,
	2002	2001
	(in thousands)
Net2Phone:
First quarter 2003 restructuring	$5,993	$—
Restructuring reserve adjustments	(2,158)	—
Separation agreements	1,337	5,911
IDT Telecom:
Asset impairment	1,501	2,781

Total	$6,673	$8,692

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

Separation Agreements

Effective October 23, 2001, Howard Balter resigned as Net2Phone’s Chief Executive Officer. Pursuant to an agreement between Mr. Balter and Net2Phone, Mr. Balter waived various rights under his employment agreement, entered into a 30 month restrictive non-compete covenant and agreed to provide consulting services for a 15 month period, all in exchange for settlement of various loans from Net2Phone and the guarantee of continued benefits for a similar period. As a result of this agreement, Net2Phone incurred a charge of $0.9 million and $5.9 million for the three months ended October 31, 2002 and 2001, respectively, and expects to incur future charges of approximately $1.1 million relating to this separation agreement. In January 2002, Ilan Slasky tendered his resignation as Net2Phone’s Chief Financial Officer. Mr. Slasky’s resignation became

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

effective upon his successor’s assumption of the responsibility in March 2002. Pursuant to an agreement between Mr. Slasky and Net2Phone, Mr. Slasky waived all of his rights under his employment agreement, entered into a 2 year restrictive non-compete covenant and agreed to provide consulting services for a 4 year period, all in exchange for settlement of various loans with Net2Phone and the guarantee of continued benefits for a similar period. As a result of this agreement, Net2Phone incurred a charge of $0.4 million for the three months ended October 31, 2002, and expects to incur future charges of approximately $1.6 million relating to this separation agreement.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the accompanying condensed consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K/A (Amendment No. 1) for the year ended July 31, 2002, as filed with the United States Securities and Exchange Commission.

As used below, unless the context otherwise requires, the terms “the Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and their subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q/A (Amendment No. 1), including the notes to the condensed consolidated financial statements, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. Such forward-looking statements include, among other things, our plans to implement our growth strategy, improve our financial performance, expand our infrastructure, develop new products and services, expand our sales force, expand our customer base and enter international markets, and the possible outcome of our litigation. Such forward-looking statements also include our expectations concerning factors affecting the markets for our products, such as changes in the U.S. and the international regulatory environment and the demand for long-distance telecommunications. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed in this report. In addition to the factors specifically noted in the forward-looking statements, other important factors that could result in those differences include potential declines in prices for our products and services; our ability to maintain and grow our retail telecommunications services, particularly our prepaid calling card business; availability of termination capacity; financial stability of our customers; our ability to maintain carrier agreements with foreign carriers; effectiveness of our marketing and distribution efforts; increased competition, particularly from regional bell operating companies; our ability to manage our growth; competitiveness of our Winstar subsidiary; impact of government regulation; our ability to obtain telecommunications products or services required for our products and services; general economic conditions, particularly in the telecommunications markets; and the other factors set forth in our Annual Report on Form 10-K/A (Amendment No. 1) for Fiscal 2002. The forward-looking statements are made as of December 16, 2002, the date of filing of the original Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2002, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth herein and the other information set forth from time to time in our reports filed with the United States Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K/A (Amendment No. 1) for Fiscal 2002.

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

Our Winstar segment, which operates under the name IDT Solutions, offers broadband and telephony services to commercial and governmental customers through its fixed-wireless and fiber infrastructure. We also operate, through our IDT Media segment, several media and entertainment-related businesses, most of which are currently in the early stages of development. IDT Media primarily comprises five business lines: radio, animation, brochure distribution, video-to-desktop delivery, and call center services. Effective October 23, 2001, we reconsolidated Net2Phone, a provider of voice over Internet Protocol, or VoIP, telephony products and services.

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

Since our acquisition of the Winstar assets in December 2001, the IDT Solutions segment has experienced working capital deficits. We have restructured Winstar’s operations by undertaking significant cost saving measures, including the downsizing of the Winstar network and a significant reduction in headcount, aimed at reducing the working capital deficit. However, at this time, we expect IDT Solutions to continue to generate operating losses and to require funding for its capital expenditure needs for the foreseeable future. We expect IDT Solutions to continue to reduce its operating losses throughout the remainder of Fiscal 2003, aided by a combination of increased revenues and improved cost measures.

We have also developed various new businesses within our IDT Media segment. We anticipate that IDT Media will continue to incur significant costs related to its existing and other new businesses. The timing and magnitude of further revenues and/or operating profits from these new businesses remains uncertain.

Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Preparing condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1 to the July 31, 2002 consolidated financial statements included in our Form 10-K/A (Amendment No. 1). Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies for us include revenue recognition, allowance for doubtful accounts, goodwill, and valuation of long-lived and intangible assets. For additional discussion of our critical accounting policies, see our Management’s Discussion & Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A (Amendment No. 1) for Fiscal 2002.

Three Months Ended October 31, 2002 Compared to Three Months Ended October 31, 2001

In order to enable a straightforward comparison between the three months of Fiscal Year 2003 and the three months of Fiscal Year 2002, and to provide a better understanding of IDT’s core operating results for the three months of Fiscal Year 2003, this Form 10-Q/A (Amendment No. 1) presents, as additional information, some financial figures excluding the IDT Solutions segment and Net2Phone. The Winstar assets, through which our IDT Solutions segment operates, were acquired during the second quarter of Fiscal Year 2002, and contributed to revenues for only part of that quarter, and Net2Phone was reconsolidated effective October 23, 2001.

As discussed in Note 2 to our condensed consolidated financial statements, we have restated our 2002 financial statements to consolidate Net2Phone effective October 23, 2001.

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, certain adjustments are properly not reflected in the operating business segments discussions, but are only reflected in our Consolidated discussion.

Consolidated

Revenues. Our revenues increased 29.7%, from $341.6 million in the three months ended October 31, 2001 to $443.2 million in the three months ended October 31, 2002. Excluding our IDT Solutions segment, which was acquired in December 2001, and our Internet Telephony segment, consisting of Net2Phone, which was reconsolidated effective October 23, 2001, our revenues increased 17.0%, to $396.0 million in the three months ended October 31, 2002. The increase in our consolidated revenues (excluding IDT Solutions and Internet Telephony) is mainly attributable to a 17.2% increase in IDT Telecom’s revenues. The growth in IDT Telecom’s revenues primarily resulted from a 58.3% growth in minutes of use (excluding minutes related to our consumer long distance business, which are not carried through our own network) from 2.4 billion in the three months ended October 31, 2001 to 3.8 billion in the three months ended October 31, 2002. The increase in absolute dollar terms is due primarily to the significant growth in our telecommunications minutes of use, the acquisition of the Winstar assets and the reconsolidation of Net2Phone.

Direct Cost of Revenues. Direct cost of revenues increased by 27.3%, from $267.1 million in the three months ended October 31, 2001 to $340.1 million in the three months ended October 31, 2002. The increase in absolute dollar terms is due primarily to the growth in our telecommunications minutes of use, the acquisition of the Winstar assets and the reconsolidation of Net2Phone. Excluding our IDT Solutions and Internet Telephony segments, direct cost of revenues increased 12.4% to $299.0 million in the three months ended October 31, 2002. As a percentage of total revenues, direct costs decreased from 78.2% in the three months ended October 31, 2001 to 76.7% in the three months ended October 31, 2002 (75.5% excluding our IDT Solutions and Internet Telephony segments). The decline in direct costs as a percentage of revenues is attributable to overall higher revenues due to a growth of minutes-of-use and because of continued operating efficiency gains and lower prices from suppliers, as measured on a per-minute basis, which outweighed the decline in average revenue-per-minute, as detailed below. In addition, IDT Telecom benefited from a continued shift in revenue mix towards higher-margin Retail Telecommunications Services segment business lines.

Selling, General and Administrative. Selling, general and administrative expenses increased 53.2%, from $71.3 million in the three months ended October 31, 2001 to $109.2 million in the three months ended October 31, 2002. Excluding our IDT Solutions and Internet Telephony segments, selling, general and administrative expenses increased 12.8% to $75.7 million in the three months ended October 31, 2002 due primarily to the increased sales and marketing efforts as well as increased salaries, facilities costs and professional fees related to the expansion of our infrastructure and bases of operation to facilitate our current and anticipated future growth. As a percentage of total revenues, selling, general and administrative expenses increased from 20.9% in the three months ended October 31, 2001 to 24.6% in the three months ended October 31, 2002 (and decreased to 19.1% excluding the IDT Solutions and Internet Telephony segments).

We anticipate that selling, general and administrative expenses will increase in dollar terms in the future, and will continue to be a significant percentage to total revenues, as we expand both IDT Telecom’s businesses and our IDT Media businesses.

Depreciation and Amortization. Depreciation and amortization expense increased 34.0%, from $15.9 million in the three months ended October 31, 2001 to $21.3 million in the three months ended October 31, 2002. Excluding our IDT Solutions and Internet Telephony segments, depreciation and amortization expense increased 6.8%, to $16.3 million in the three months ended October 31, 2002 primarily as a result of our higher fixed asset base during the three months ended October 31, 2002, reflecting the expansion of our telecommunications network infrastructure and facilities. As a percentage of revenues, depreciation and amortization expense increased from 4.7% in the three months ended October 31, 2001 to 4.8% in the three months ended October 31, 2002 (and decreased to 4.1% excluding our IDT Solutions and Internet Telephony segments). Depreciation and amortization expense declined as a percentage of revenues, due to the significant growth in our revenues for the three months ended October 31, 2002. We anticipate that depreciation expense will continue to increase in absolute dollars, as we continue to add to our asset base, particularly in IDT Telecom’s businesses, as we implement our growth strategy.

Gain on Settlement by Net2Phone of Litigation. Gain on settlement of litigation was $58.4 million for the three months ended October 31, 2002. Refer to the respective section of the Internet Telephony segment for a full discussion on the gain on settlement by Net2Phone of litigation.

Restructuring, Severance, and Impairment Charges. Restructuring, severance, and impairment charges decreased from $8.7 million in the three months ended October 31, 2001 to $6.7 million in the three months ended October 31, 2002. Refer to the respective sections of the Internet Telephony and IDT Telecom segments for a full discussion on restructuring, severance, and impairment charges.

Income (Loss) from Operations. Our loss from operations was $21.5 million in the three months ended October 31, 2001 compared to income from operations of $24.3 million in the three months ended October 31, 2002. Excluding our IDT Solutions and Internet Telephony segments, our income from operations was $3.6 million in the three months ended October 31, 2002. The growth in our income from operations was due primarily to IDT Telecom’s increased revenues and gross margins, as well as Net2Phone’s gain from the settlement of litigation against Cisco, partially offset by IDT Solution’s loss from operations of $24.7 million.

Interest. Net interest income was $9.0 million in the three months ended October 31, 2001, compared to net interest income of $7.8 million in the three months ended October 31, 2002. The reduction in net interest income was due to lower rates of return earned by our invested cash, cash equivalents and marketable securities, primarily reflecting the lower market interest rates.

Other Income (Expense). Other income (expense) amounted to an expense of $20.3 million in the three months ended October 31, 2001, compared to an expense of $3.4 million in the three months ended October 31, 2002. Included in other expense in the three months ended October 31, 2002 were losses of $2.2 million associated with recording our pro-rata share of affiliate’s losses, through the equity method, a charge of $1.0 million related to an obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T, and net losses from a variety of other investments totaling $0.3 million.

Included in other expense in the three months ended October 31, 2001 were investment losses, including losses of approximately $5.8 million associated with recording our pro-rata share of Net2Phone through the equity method of accounting, a charge of $14.0 million related to an obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T, and net losses from other investments totaling $0.5 million.

Minority Interests. Minority interests were $3.3 million of income and $46.5 million of expense for the three months ended October 31, 2001 and 2002, respectively. The $49.8 million increase in minority interests was primarily attributable to the significant minority interest in Net2Phone, which we reconsolidated effective October 23, 2001. As of October 31, 2001 and 2002, our economic ownership of Net2Phone was 17.5% and 15.2%, respectively. Accordingly, we recorded in minority interests during the three months ended October 31, 2001 and 2002, the 82.5% and 84.8%, respectively, of Net2Phone’s results attributable to the remaining shareholders of Net2Phone.

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

IDT Telecom—Retail Telecommunications Services and Wholesale Telecommunications Services Segments

Revenues. IDT Telecom’s revenues increased 17.2%, from $332.8 million in the three months ended October 31, 2001 to $390.2 million in the three months ended October 31, 2002.

IDT Telecom’s revenues increased primarily as a result of a 58.3% growth in minutes of use (excluding minutes related to our consumer long distance business, which are not carried through our own network) from 2.4 billion in the three months ended October 31, 2001 to 3.8 billion in the three months ended October 31, 2002. IDT Telecom increased its minutes of use in both its Retail Telecommunications Services and Wholesale Telecommunications Services segments, in both the U.S. and international operations. IDT Telecom’s minutes of use grew at a faster rate than did its revenues, reflecting a decline in its average revenue-per-minute, from $0.130 during the three months ended October 31, 2001 to $0.108 in the three months ended October 31, 2002. IDT Telecom’s decrease in its average revenue-per-minute is due to a number of factors, including (i) continued pricing pressure in both retail and wholesale markets, and (ii) introduction of new calling cards. IDT Telecom’s average revenue-per-minute on retail calling cards is generally lower than its average revenue-per-minute in its wholesale carrier business, as lower revenue-per-minute destinations, such as the United States and Mexico, account for a larger proportion of overall minutes in its retail calling card business.

Revenues from IDT Telecom’s Retail Telecommunications Services segment increased 15.6%, from $265.3 million in the three months ended October 31, 2001 to $306.8 million in the three months ended October 31, 2002, as a result of increased sales of IDT-branded calling cards and higher consumer long distance revenues. As a percentage of IDT Telecom’s overall revenue, Retail Telecommunications Services’ revenues decreased from 79.8% in the three months ended October 31, 2001 to 78.6% in the three months ended October 31, 2002, as revenues from our Wholesale Telecommunications Services segment grew at a faster rate than did our retail businesses revenues. IDT Telecom’s calling card sales increased 11.7%, from $242.4 million in the three months ended October 31, 2001 to $270.7 million in the three months ended October 31, 2002, fueled by the introduction of several new calling cards. New cards are generally introduced with aggressive low pricing, which is gradually adjusted as they build market share. The increase in new card introductions was part of IDT’s plan to aggressively seek market share in both its traditional Northeast U.S. markets, as well as in several other key areas, such as California, Florida and Texas. In addition, the growth in our calling card revenues resulted from the expansion of our distribution network beyond our traditional Northeastern U.S. territory, as well as the continued strong growth of European operations, both in our U.K. market as well as in other markets such as Spain and the Netherlands. During Fiscal 2002, IDT Telecom launched calling card operations in Argentina. Although sales of calling cards in Latin America during the three months ended October 31, 2002 were not material, we expect sales in this region to grow at a faster rate than other regions. Looking to the remainder of Fiscal 2003, we anticipate continued quarterly revenue growth, with a significant portion of the revenue growth to be driven by further expansion of our European calling card operations. IDT anticipates that calling card margins for the remainder of the fiscal year will remain at or near the levels experienced in the first quarter. Calling card margins will be largely dependent upon the timing and magnitude of the introduction of new, aggressively priced cards.

Calling card sales as a percentage of IDT Telecom’s Retail Telecommunications Services revenues decreased from 91.4% in the three months ended October 31, 2001 to 88.3% in the three months ended October 31, 2002, as revenues from consumer long distance services grew at a faster rate than did calling card revenues. Revenues from consumer long distance services, in which we act as a switchless reseller of another company’s network, experienced significant growth in minutes of use in the three months ended October 31, 2002, with revenues increasing 60.8%, from $22.2 million in the three months ended October 31, 2001 to $35.7 million in the three months ended October 31, 2002. The consumer long distance revenue increase is attributable to the continued aggressive growth of our flat rate, $0.05 a minute long distance calling plan, which has been driven by increased marketing expenditures, resulting in a significant increase in the number of consumer long distance customers. At October 31, 2002, we had approximately 578,000 active customers for our consumer long distance services, compared to approximately 323,000 customers at October 31, 2001. Beginning in early Fiscal 2003, we significantly increased the marketing and advertising expenditures of our consumer long distance business, in an attempt to accelerate the growth of our customer base. These expenditures, while reducing consumer long distance operating profits in the near term, are expected to lead to a rise in the number of active customers, revenues and profits over the longer term. In addition, as our customer base has grown, we have begun to place an increased emphasis on customer retention initiatives. Over the remainder of Fiscal 2003, we expect to dedicate a significant portion of our marketing and advertising budget to programs designed to improve customer retention.

Our Private Label calling card business began to offer privately labeled Walgreen’s calling cards for sale. When the program is fully launched in December 2002, the calling cards will be available in approximately 4,000 Walgreen’s stores throughout the United States. IDT expects that this product will generate approximately $45 million in revenues over the next 12 months.

Revenues from IDT Telecom’s other retail telecommunications services businesses, consisting primarily of call reorigination services, amounted to $0.4 million in the three months ended October 31, 2002, versus $0.7 million in the three months ended October 31, 2001.

IDT Telecom’s Wholesale Telecommunications Services revenues increased 23.6%, from $67.5 million in the three months ended October 31, 2001 to $83.4 million in the three months ended October 31, 2002. As a percentage of IDT Telecom’s total revenues, Wholesale Telecommunications Services revenues increased from 20.3% in the three months ended October 31, 2001 to 21.4% in the three months ended October 31, 2002. The increase in revenues occurred as a result of an increase in wholesale carrier minutes, despite a significant decline in the average revenue-per-minute. In recent years, IDT Telecom’s wholesale carrier business has curtailed or ceased completely our sales to financially unstable carriers. During the three months ended October 31, 2002, IDT Telecom continued to rebuild its customer base through the addition of new customers and by increasing sales to our larger, more financially stable customers. Looking to the remainder of Fiscal 2003, we anticipate revenue growth in the wholesale carrier business in the second quarter of Fiscal 2003, with further gains expected in the second half of the fiscal year as well. Revenue gains are expected to be driven primarily by increased sales to Tier 1 telecom carriers, both in the U.S. and in Europe. We anticipate that the fastest growing segment of our worldwide wholesale carrier business will be our South American carrier operation. However, given its size relative to our U.S.-based and European-based wholesale divisions, IDT Telecom does not expect its South American carrier business to represent a significant portion of its overall wholesale carrier business in Fiscal Year 2003.

Direct Cost of Revenues. Direct cost of revenues for IDT Telecom increased 12.4%, from $265.4 million in the three months ended October 31, 2001 to $298.4 million in the three months ended October 31, 2002, due to the higher revenue base. As a percentage of total IDT Telecom’s revenues, direct costs declined to 76.5% in the three months ended October 31, 2002, from 79.8% in the three months ended October 31, 2001. The decrease in direct costs as a percentage of total revenues is attributable to overall higher revenues due to the strong growth of minutes-of-use and because of continued operating efficiency gains and lower prices from suppliers. The decrease in direct costs as a percentage of total revenues occurred despite some increases in our termination costs to key destinations, increases in our costs for toll-free “800” traffic, and network capacity constraints, due to our strong growth of minutes-of-use, which led to a small, temporary narrowing of our gross margins in Q1 2003.

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

IDT Solutions Segment

We acquired the assets currently held by Winstar in December 2001. Accordingly, the results of operations for our IDT Solutions segment contain only references to the three months ended October 31, 2002, during which Winstar owned and operated its currently held assets. We will not make reference to the three months ended October 31, 2001, as we had not yet acquired the assets currently held by Winstar during that period.

Revenues. Revenues from our IDT Solutions segment were $24.5 million in the three months ended October 31, 2002, representing 5.5% of our total revenues.

Throughout the remainder of Fiscal 2003, our IDT Solutions segment will focus on its facilities-based switched broadband and local service offerings in 22 geographic markets. Within these 22 core markets, our IDT Solutions segment has a network of over 3,000 provision-ready buildings (i.e., buildings in which its technology is currently deployed). Furthermore, our IDT Solutions segment has access rights and options to connect to its network more than 1,800 additional buildings that are not currently outfitted for operation but that have lines-of-site to existing hub buildings. IDT Solutions is continuing to add new service offerings to its suite of value-added products. For example, Voice Over IP has recently been added to the suite of products for the New York enterprise market. IDT Solutions anticipates rolling out this offering in other markets such as Boston, Los Angeles and Miami in the upcoming months.

Direct Cost of Revenues. Direct cost of revenues for our IDT Solutions segment were $28.5 million in the three months ended October 31, 2002. Direct cost of revenues consists primarily of two components, connectivity for the network backbone and lease payments for the network of provision-ready buildings. Network backbone costs totaled $21.1 million, accounting for 74.0% of total direct cost of revenues. Direct cost of revenues associated with lease payments for the building network was $7.5 million. Winstar has various ongoing initiatives to groom its network. One in particular, called the LF Wireless project, involves using the Winstar wireless technology to link its hubs (which collect traffic from its wireless sites) to its switches (where the traffic is routed to its ultimate destination). It aims to replace the traditional terrestrial wireline capacity provided by local exchange phone companies connecting the hubs to the switches with Winstar wireless technology. This initiative will reduce costs by eliminating payments to local exchange carriers for those wireline connections. More importantly, this initiative will extend Winstar’s control over customer traffic and will provide further redundancy for customers, by reducing the dependence on terrestrial capacity to carry their traffic.

Selling, General and Administrative. Selling, general and administrative expenses associated with our IDT Solutions segment were $18.2 million in the three months ended October 31, 2002. The main component of selling, general and administrative expenses was employee compensation and benefits, accounting for $12.4 million, or about 68.1% of total selling, general and administrative expenses. Although as a percentage of total selling, general and administrative expenses we expect this ratio to remain consistent, we believe that on a dollar basis employee compensation and benefits will be trending down. Since the acquisition of the Winstar assets in December 2001, the number of employees of Winstar has been reduced from approximately 750 to approximately 540 as of October 31, 2002.

Depreciation and Amortization. Depreciation and amortization expense were $2.5 million in the three months ended October 31, 2002, representing 10.2% of our IDT Solutions segment’s revenues.

Loss from Operations. Our IDT Solutions segment’s loss from operations in the three months ended October 31, 2002 was $24.7 million, primarily as a result of expenses associated with network capacity, employee compensation and benefits and rents.

IDT Internet Telephony Segment

The Internet Telephony business segment reflects the results of our reconsolidated subsidiary, Net2Phone, effective October 23, 2001. As of October 31, 2001 and 2002, IDT’s economic ownership interest in Net2Phone was approximately 17.5% and 15.2%, respectively. Accordingly, during the three months ended October 31, 2001 and

2002 IDT recorded approximately 82.5% and 84.8%, respectively, of Net2Phone’s results attributed to the remainder shareholders in the Minority interests line of the condensed consolidated statements of operations. Prior to October 23, 2001, we accounted for our investment in Net2Phone under the equity method of accounting and accordingly, such results were included in the equity in loss of affiliates line of the condensed consolidated statements of operations.

Revenues. Net2Phone’s revenues are primarily derived from per-minute charges billed to its customers on a pre-paid basis and from the sale of Internet telephony equipment and services to resellers and other carriers. Revenues increased $19.6 million from $3.0 million in the three months ended October 31, 2001 (Net2Phone was reconsolidated on October 23, 2001) to $22.6 million for the three months ended October 31, 2002. In the first quarter of Fiscal 2003, Net2Phone purposefully de-emphasized seeking revenues from relatively low-margin services, such as disposable calling cards, in favor of building up activities to generate revenues in relatively high-margin services, such as international communications services, during the upcoming periods.

Direct Cost of Revenues. Net2Phone’s direct cost of revenues consists primarily of network costs associated with carrying its customers’ traffic on its network and leased networks, routing their calls through a local telephone company to reach their final destination, the wholesale costs of Internet telephony devices, ad serving costs and e-mail box hosting fees. It also includes the cost of purchasing, storing and shipping Internet telephony equipment. Total direct cost of revenues, excluding depreciation and amortization, increased $11.4 million from $1.2 million in the three months ended October 31, 2001 (Net2Phone was reconsolidated on October 23, 2001) to $12.6 million in the three months ended October 31, 2002. As a percentage of total Internet Telephony revenues, total direct costs were 40.0% and 55.8% in the three months ended October 31, 2001 and 2002, respectively.

Selling, General and Administrative. Selling, general and administrative expenses consist of employee salaries and associated benefits; the expenses associated with acquiring customers, including commissions paid to sales partners, advertising costs, travel, entertainment, referral fees and amounts paid to strategic partners in connection with revenue-sharing arrangements, and the costs of insurance, legal, rent, utilities, shipping, consulting and other items. Selling, general and administrative expenses increased $11.1 million from $4.2 million in the three months ended October 31, 2001 (Net2Phone was reconsolidated on October 23, 2001) to $15.3 million in the three months ended October 31, 2002. As a percentage of total Internet Telephony revenues, these costs were 140.0% and 67.7% in the three months ended October 31, 2001 and 2002, respectively. Net2Phone anticipates that selling, general and administrative expenses (excluding restructuring, severance and impairment charges) will decrease in the remainder of Fiscal 2003, as it benefits from the effects of the restructuring of its operations.

Depreciation and Amortization. Depreciation and amortization expense increased $1.8 million from $0.7 million in the three months ended October 31, 2001 (Net2Phone was reconsolidated on October 23, 2001) to $2.5 million in the three months ended October 31, 2002. As a percentage of total Internet Telephony revenues, depreciation and amortization expense was 23.3% and 11.1% in the three months ended October 31, 2001 and 2002, respectively. Net2Phone anticipates depreciation and amortization expense to decline through April 30, 2003 as a result of the impairment charges recorded during the quarter.

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

Restructuring, Severance and Impairment Charges. Restructuring, severance and impairment charges were $5.9 million in the three months ended October 31, 2001 compared to $5.2 million in the three months ended October 31, 2002.

The following table summarizes the charges included in restructuring, severance and impairment charges in the condensed consolidated statements of operations:

	Three months ended October 31,
	2002	2001
	(in thousands)
First quarter 2003 restructuring	$5,993	$—
Restructuring reserve adjustments	(2,158)	—
Separation agreements	1,337	5,911

Total	$5,172	$5,911

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

Restructuring Reserve Adjustments. During the three months ended April 30, 2002, Net2Phone recognized a charge of $4.7 million related to the elimination of specific connectivity and network related costs. As a result of successful settlement negotiations with vendors regarding connectivity related cancellation charges, Net2Phone reversed during the three months ended October 31, 2002 $2.9 million of those previously recognized charges. During the three months ended October 31, 2002 Net2Phone also reversed approximately $0.3 million of previously recognized severance expense as a result of the subsequent retention of several individuals whose employment had been initially terminated. In addition, Net2Phone also recognized approximately $1.0 million in additional costs associated with exiting certain businesses that were discontinued or sold in prior fiscal years.

Separation Agreements. Effective October 23, 2001, Howard Balter resigned as Net2Phone’s Chief Executive Officer. Pursuant to an agreement between Mr. Balter and Net2Phone, Mr. Balter waived various rights under his employment agreement, entered into a 30 month restrictive non-compete covenant and agreed to provide consulting services for a 15 month period, all in exchange for settlement of various loans from Net2Phone and the guarantee of continued benefits for a similar period. As a result of this agreement, Net2Phone incurred a charge of $5.9 million and $0.9 million for the three months ended October 31, 2001 and 2002, respectively, and expects to incur future charges of approximately $1.1 million relating to this separation agreement. In January 2002, Ilan Slasky tendered his resignation as Net2Phone’s Chief Financial Officer. Mr. Slasky’s resignation became effective upon his successor’s assumption of the responsibility in March 2002. Pursuant to an agreement between Mr. Slasky and Net2Phone, Mr. Slasky waived all of his rights under his employment agreement, entered into a 2 year restrictive non-compete covenant and agreed to provide consulting services for a 4 year period, all in exchange for settlement of various loans with Net2Phone and the guarantee of continued benefits for a similar period. As a result of this agreement, Net2Phone incurred a charge of $0.2 million for the three months ended October 31, 2002, and expects to incur future charges of approximately $1.6 million relating to this separation agreement.

Income (Loss) from Operations. Income (loss) from Net2Phone’s operations was $8.9 million of loss in the three months ended October 31, 2001 versus $45.5 million of income in the three months ended October 31, 2002. Included in income from Net2Phone’s operations for the three months ended October 31, 2002 was a $58.4 gain on settlement by Net2Phone of litigation and $5.2 million of restructuring, severance and impairment charges.

Included in Net2Phone’s loss from operations for the three months ended October 31, 2001 was restructuring, severance and impairment charges of $5.9 million.

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

As of October 31, 2002, we had cash, cash equivalents and marketable securities of approximately $1.1 billion, which includes $119.5 million held by Net2Phone, and working capital of approximately $872.1 million. We generated cash flow from operating activities of approximately $15.0 million and $10.6 million during the three months ended October 31, 2002 and 2001, respectively. Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on the timing of operating cash receipts and payments, especially trade accounts receivable and trade accounts payable. Gross trade accounts receivable, trade accounts payable and accrued expenses have generally increased from period to period as our businesses have grown.

We used approximately $105.4 million in cash to fund investing activities during the three months ended October 31, 2002. This compares to net cash flows provided by investing activities of $103.6 million during the three months ended October 31, 2001. The primary use of cash used in investing activities during the three months ended October 31, 2002 was the net purchases of $93.0 million of marketable securities (primarily U.S. Government Agency Obligations). Our capital expenditure investments were approximately $9.0 million in the three months ended October 31, 2002, compared to approximately $12.5 million in the three months ended October 31, 2001, as we have continued to expand IDT Telecom’s international and domestic telecommunications network infrastructure. We have experienced a significant reduction in the cost of equipment purchases, as a result of significant decreases in the prices of telecom equipment and related assets. The future minimum payments of principal and interest on our capital lease obligations are $23.0 million, $24.8 million, $15.2 million, $11.2 million, and $1.4 million for the remainder of Fiscal 2003, Fiscal 2004, Fiscal 2005, Fiscal 2006 and Fiscal 2007, respectively. Throughout Fiscal Year 2003, IDT anticipates making considerable expenditures, designed to expand its global telecommunications network. Key elements of its network expansion plan for Fiscal Year 2003 include the addition of a second international gateway switch in the UK, and another two international gateway switches in the U.S. (which will bring IDT’s total to six U.S. gateway switches). IDT also expects to expand its calling card platform in the U.S. In addition, IDT anticipates making additional expenditures to upgrade its network in South America. For the full 2003 fiscal year, we anticipate capital expenditures in the $50 million to $75 million range. This estimate is highly contingent upon several factors, including, but not limited to, market prices for telecommunications equipment, the availability of such equipment in the distressed asset market and the specific timing of our network expansion projects. We have generally adopted a strategy of investing in network expansion only as the need arises, as dictated by our telecommunications traffic volumes. Therefore, the timing of our network expansion, and the coincident purchases of property, plant and equipment, is highly dependent upon the timing and magnitude of the growth in our telecommunications minutes-of-use. We expect to fund our purchases of property, plant and equipment from our operating cash flows and our cash, cash equivalents and marketable securities balances. From time to time, we will also finance a portion of our capital expenditures through capital leases, with the cost of such financing the primary consideration in determining our financing activity.

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

We used $9.2 million and $25.0 million in cash flow for financing activities during the three months ended October 31, 2002 and 2001, respectively. The decrease was primarily attributable to $15.3 million in IDT shares repurchased in the first quarter of Fiscal 2002, through our stock buyback program, mentioned above. We received approximately $1.0 million in proceeds from the exercise of stock options during the three months ended October 31, 2002 compared to $1.4 million received during the three months ended October 31, 2001.

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

Since our acquisition of the Winstar assets in December 2001, the IDT Solutions segment has experienced working capital deficits. We have undertaken significant cost saving measures and restructured Winstar’s operations, which included the downsizing of the Winstar network and a significant reduction in headcount, aimed at reducing the working capital deficit. However, at this time, IDT foresees that it will be required to continue funding IDT Solutions’ operating losses and capital expenditure needs for the foreseeable future.

Changes in Other Current Assets, Trade Accounts Receivable, Allowance for Doubtful Accounts and Deferred Revenue

Our other current assets were $78.8 million at July 31, 2002 compared to $77.9 million at October 31, 2002. Gross trade accounts receivable decreased slightly from $168.2 million to $167.8 million. The average age of our accounts receivable, as measured by number of days sales outstanding, declined during the first quarter of Fiscal 2003, reflecting our efforts to reduce our exposure to financially unstable customers by demanding shorter payment terms. Therefore, our overall revenue growth outpaced the increase in gross trade accounts receivable, serving to reduce the number of days sales outstanding.

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

The allowance for doubtful accounts as a percentage of trade accounts receivable increased from 23.3% at July 31, 2002, to 28.5% at October 31, 2002. The increase reflects primarily the growth in the number of consumer long distance customers, who have traditionally required a larger reserve than do wholesale customers and retail calling card distributors. Although we anticipate that our customer base—across all business lines—will continue its transition towards a more credit-worthy group, some of our existing trade accounts receivable are still related to sales made to less credit-worthy customers.

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

Other Sources and Uses of Resources

We intend to, where appropriate, make strategic acquisitions to expand our telecommunications businesses. These acquisitions could include, but are not limited to, acquisitions of telecommunications equipment, telecommunications network capacity, customer bases or other assets. From time to time, we evaluate potential acquisitions of companies, technologies, products and customer accounts that complement our businesses, particularly in light of the financial distress currently being encountered by many telecommunications firms. These conditions have resulted in the availability for sale of numerous strategic assets and businesses. We will also consider making appropriate acquisitions that would complement our IDT Media segment’s portfolio of businesses. Consequently, we used approximately $1.9 million of our cash during the three months ended October 31, 2002, to acquire various investments in other companies. We plan to continue to evaluate acquisition opportunities as they are made available to us. In considering acquisitions, we will search for opportunities to profitably grow our existing businesses, to add qualitatively to the range of businesses in the IDT portfolio, and to supplement our existing network expansion plans through the timely purchase from third parties of necessary equipment. At this time, we cannot guarantee that we will be presented with acquisition opportunities that meet our return on investment (ROI) criteria, or that our efforts to acquire such companies that meet our criteria will be successful.

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

The following tables quantify our future contractual obligations and other commercial commitments, which consist primarily of capital and operating lease obligations as of October 31, 2002 (in millions):

Contractual Obligations Payments Due by Period

	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Capital lease obligations	$75.6	$29.6	$35.0	$11.0	—
Operating leases	443.3	78.8	107.0	87.6	169.9
Other long-term obligations (1)	23.5	23.5	—	—	—

Total contractual cash obligations	$542.4	$131.9	$142.0	$98.6	$169.9

(1)	Consists of (i) our $6.3 million obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T and (ii) Net2Phone’s $17.2 million obligation to guarantee the value of 0.6 million shares of Net2Phone’s common stock to certain former shareholders of Aplio, a Net2Phone subsidiary.

Other Commercial Commitments Payments Due by Period

	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Standby letters of credit	$32.1	$21.0	$8.1	$1.5	$1.5
Guarantees	3.1	—	—	—	3.1

Total commercial commitments	$35.2	$21.0	$8.1	$1.5	$4.6

Foreign Currency Risk

Revenues from our international operations accounted for 16.5% of our consolidated revenues for the three months ended October 31, 2002. A significant portion of these revenues is in denominations other than the U.S. Dollar. Any foreign currency exchange risk that we are subject to is mitigated by our ability to offset the majority of these non dollar-denominated revenues with operating expenses that are paid in the same currencies. As such, the net amount of our exposure to foreign currency exchange rate changes is not material.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective at recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, the information that we are required to disclose in our periodic reports filed or submitted under the Exchange Act.

Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 15, 2000, Multi-Tech Systems, Inc. filed suit against Net2Phone and other companies in the U.S. District Court for the District of Minnesota. Multi-Tech alleged that “the defendant companies are infringing because they are providing the end users with the software necessary to simultaneously transmit voice and data on their computers in the form of making a phone call over the Internet.” On August 16, 2002, following an initial hearing, called a Markman hearing, the Court issued an order construing the claims of all the patents in suit in way that Net2Phone considers favorable to their non-infringement defenses. On October 31, 2002, the Court entered a consent judgment dismissing the patent infringement claims asserted by Multi-Tech. On November 19, 2002, Multi-Tech filed an appeal with the U.S. Court of Appeals for the Federal Circuit.

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

On January 29, 2001, we filed a complaint with the U.S District Court for the District of New Jersey against Telefonica S.A., Terra Networks, S.A., Terra Networks, U.S.A., Inc. and Lycos, Inc. The complaint asserts claims against the defendants for, among other things, breaches of various contracts, breach of fiduciary duty, securities violations, fraudulent misrepresentation, negligent misrepresentation, fraudulent concealment and tortious interference with prospective economic advantage. We subsequently filed an amended complaint. The defendants filed an answer to the amended complaint, and Terra Networks, S.A. filed a counterclaim for breach of contract alleging that we were required to pay to Terra Networks, S.A. $3.0 million, and failed to do so. In September 2002, we filed a Motion for Leave to File a Third Amended Complaint to include allegations of a Section 20(a) violation, which is a securities fraud claim against the defendant. The Federal Magistrate granted that application. The defendants filed objections with the District Court Judge and we filed opposition. We are awaiting the decision of the District Court judge. Discovery is proceeding and depositions of the parties have been scheduled for January 2003.

On May 25, 2001, we filed a statement of claim with the American Arbitration Association naming Telefonica Internacional, S.A. as the Respondent. The statement of claim asserts that we and Telefonica entered into a Memorandum of Understanding (“MOU”) that involved, among other things, the construction and operation of a submarine cable network around South America (“SAm-I”). We are claiming, among other things, that Telefonica breached the MOU by: (1) failing to negotiate SAm-I agreements; (2) refusing to comply with the equity provisions of the MOU; (3) refusing to sell capacity and backhaul capacity pursuant to the MOU; and (4) failing to follow through on the joint venture. Telefonica has responded to IDT’s statement of claim and has filed a statement of counterclaim which alleges, among other things: (1) fraud in the inducement; (2) tortious interference with prospective business relations; and (3) breach of the obligations of good faith and fair dealing and seeks declaratory and injunctive relief. Discovery is in its final stages and both parties have submitted expert reports. The arbitration is ongoing and is expected to continue into 2003.

In September 2001, Alfred West filed a complaint against us and our wholly owned subsidiary, IDT Telecom, Inc., in the U.S. District Court for the District of New Jersey seeking monetary damages of $25 million for alleged breach of contract, breach of implied covenant of good faith and fair dealing, fraud, negligent misrepresentation, promissory estoppel, quantum meruit, tortious interference and unfair competition. We filed counterclaims for fraud, negligent misrepresentation, breach of fiduciary duty, tortious interference and breach of contract. The parties have completed fact discovery. Expert discovery is expected to be completed by the end of February 2003, and motions for summary judgment are expected to be filed by February 21, 2003.

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

Winstar contends that, even were it to assume the Old Winstar contracts with the RBOCs, the amounts set forth in the RBOCs’ proofs of claim greatly exceed any reasonable “cure” for facilities and services that Winstar seeks to obtain from the RBOCs, since the claims include significant amounts that Old Winstar owed for services and facilities that Winstar has not requested, and does not need to be able to provide services to the customers following the transition. Winstar also disputes the RBOCs’ claims that they are not obligated to provide services and facilities to Winstar without an assumption or assignment of the Old Winstar contracts and a payment of “cure” amounts. In response to the RBOCs’ refusal to provide service, on April 17, 2002, Winstar filed an Emergency Petition for a Declaratory Ruling with the Federal Communications Commission (“FCC’) (Inc. Docket No. 02-80) asking that the FCC declare that the refusal of the RBOCs to provide the requested services and facilities pursuant to their interconnection agreements and tariffs, and their refusal to transition such services in a manner that does not interrupt services to the customers, is unreasonable and therefore unlawful under federal law. In response, one RBOC (Verizon) filed a counter-petition asking that the FCC declare that the federal telecommunications laws do not require it to provide facilities and services to Winstar without “cure” of Old Winstar’s debts. A number of parties filed comments in the FCC proceeding on both sides of the issue and the proceeding is still pending at the FCC.

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

On or about July 25, 2002, PT-1 Communications, Inc. filed a summons and complaint against IDT and its subsidiaries IDT Netherlands, B.V., IDT Telecom and IDT Domestic Telecom, Inc. in the U.S. Bankruptcy Court for the Eastern District of New York. PT-1 seeks (a) to recover damages for certain fraudulent transfers of property of the Debtor’s bankruptcy estate, (b) to recover damages for unjust enrichment, and (c) to recover damages from breaches under the agreement between the parties for the sale of the Debtor’s debit card business to IDT and such subsidiaries, including IDT’s and such subsidiaries’ alleged failure to remit payment for use of certain telecommunication and platform services on or through PT-1 switches. IDT and such subsidiaries served their answer on September 18, 2002. The parties exchanged initial disclosures. The Company cannot yet quantify its exposure.

On March 19, 2002, Net2Phone filed suit in the U.S. District Court for the District of New Jersey against Cisco Systems, Inc. and a Cisco executive who had been a member of the board of directors of ADIR Technologies, Inc., a subsidiary of Net2Phone. The suit arose out of the relationships that had been created in connection with Cisco’s and Net2Phone’s original investments in ADIR and out of ADIR’s subsequent purchase of NetSpeak, Inc. in August 2001. In July 2002, Net2Phone and ADIR agreed to settle the suit and all related claims against Cisco and the Cisco executive in exchange for: (i) the transfer, during the first quarter of Fiscal 2003, to Net2Phone of Cisco’s and Softbank Asia Infrastructure Fund’s respective 11.5% and 7.0% interests in ADIR, and (ii) the payment by Cisco, during such quarter, of $19.5 million to Net2Phone and ADIR. As a result of this settlement, Net2Phone recognized for the quarter ended October 31, 2002, a gain of $58.4 million consisting of a $38.9 million reduction in minority interests as a result of the transfer of the ADIR shares and receipt of settlement proceeds of $19.5 million less the $1.6 million of legal and other expenses related to the settlement that were recorded in Net2Phone’s fiscal year ended July 31, 2002.

On or about September 16, 2002, a complaint was filed by Mark B. Aronson in the Court of Common Pleas of Allegheny County, Pennsylvania seeking certification of a class consisting of consumers who were charged a fee when we switched underlying carriers from Global Crossing to AT&T. At this time, we cannot yet quantify our exposure.

On or about September 19, 2002, a complaint was filed by Ramon Ruiz against us and Union Telecard Alliance, LLC in the Supreme Court of the State of New York seeking certification of a class consisting of consumers who allegedly purchased and used our pre-paid calling cards and were charged any fee that was not specifically disclosed on the card packaging prior to purchase. The complaint seeks damages in excess of $100 million. We filed our answer on November 19, 2002.

On or about October 11, 2002, a complaint was filed by Paul Zedeck against us and Union Telecard Alliance LLC in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, seeking certification of a class consisting of consumers who allegedly purchased and used our prepaid calling cards and were charged any fee that was not specifically disclosed on the card packaging prior to purchase. The damages sought have not yet been quantified. We filed an answer on December 6, 2002. We are still evaluating the potential impact and our approach to contesting the claims or attempts to certify the classes.

On or about October 18, 2002, a complaint was filed by Morris Amsel against us and IDT Telecom Alliance LLC in the Supreme Court of the State of New York seeking certification of a class consisting of consumers who allegedly purchased our calling cards. Plaintiff’s complaint relates to payphone charges and international rates. The complaint seeks damages of not less that $100 million. On or about November 21, 2002, we served an answer to the complaint. We are still evaluating the potential impact and our approach to contesting the claims or attempts to certify the class.

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

We are subject to other legal proceedings and claims, which have arisen in the ordinary course of our business and have not been finally adjudicated. Although there can be no assurances in this regard, in the opinion of our management, such proceedings, as well as the aforementioned actions, will not have a material adverse effect on our results of operations, cash flows or financial condition.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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

IDT CORPORATION

	By:	/s/ James A. Courter
September 3, 2003		James A. Courter
Chief Executive Officer and Vice-Chairman
(Principal Executive Officer)

	By:	/s/ Stephen R. Brown
September 3, 2003		Stephen R. Brown
Chief Financial Officer
(Principal Financial Officer)