Form 10-Q/A
period 2003-01-31
IDT CORP
filed 2003-09-03
CIK 1005731

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

Common Stock, $.01 par value – 19,718,147 shares outstanding as of March 13, 2003

(excluding 5,419,963 treasury shares)

Class A common stock, $.01 par value – 9,816,988 shares outstanding as of March 13, 2003

Class B common stock, $.01 par value – 50,426,403 shares outstanding as of March 13, 2003

(excluding 4,019,163 treasury shares)

(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date)

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our quarterly report for the period ended January 31, 2003 primarily for the purpose of restating our financial statements and other financial information included in this report to consolidate the results of Net2Phone, Inc. for the period beginning on October 23, 2001 through July 31, 2002. In our original quarterly report for the period ended January 31, 2002 on Form 10-Q, we accounted for our investment in Net2Phone during this period using the equity method. Note 2 to our condensed consolidated financial statements included in this report summarizes the basis for this restatement. In addition, we have made certain other changes throughout this report to include additional information regarding Net2Phone, and our investment therein, and to clarify and supplement previously disclosed information regarding topics other than Net2Phone.

We have amended and restated our Quarterly Report on Form 10-Q for the period ended January 31, 2003 in its entirety because the changes referenced above have been made throughout the report. This Amendment No. 1 does not contain updates to reflect any events occurring after the original March 14, 2003 filing of our quarterly report on Form 10-Q for the period ended January 31, 2003. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission, as may be amended, for periods subsequent to the date of the original filing of this quarterly report on Form 10-Q.

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

IDT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	January 31, 2003	July 31, 2002
	(Unaudited)	(Note 1) (Restated)
Assets
Current assets:
Cash and cash equivalents	$162,010	$415,464
Marketable securities	916,465	684,502
Trade accounts receivable, net	123,393	129,308
Other current assets	85,302	78,796

Total current assets	1,287,170	1,308,070

Property, plant and equipment, net	281,974	283,506
Goodwill	34,302	34,411
Licenses and other intangibles, net	25,974	27,242
Investments	39,194	44,085
Marketable securities	—	18,704
Other assets	57,075	61,644

Total assets	$1,725,689	$1,777,662

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$122,335	$128,863
Accrued expenses	142,599	160,159
Deferred revenue	122,073	120,206
Capital lease obligations—current portion	26,324	25,963
Other current liabilities	34,122	19,491

Total current liabilities	447,453	454,682

Deferred tax liabilities, net	205,420	233,518
Capital lease obligations—long-term portion	41,540	48,068
Other liabilities	6,565	5,060

Total liabilities	700,978	741,328

Minority interests	162,585	166,564

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000,000; no shares issued	—	—
Common stock, $.01 par value; authorized shares—100,000,000; 25,135,110 and 24,988,597 shares issued at January 31, 2003 and July 31, 2002, respectively; 19,715,147 and 19,568,634 shares outstanding at January 31, 2003 and July 31, 2002, respectively	197	196
Class A common stock, $.01 par value; authorized shares—35,000,000; 9,816,988 shares issued and outstanding at January 31, 2003 and July 31, 2002	98	98
Class B common stock, $.01 par value; authorized shares—100,000,000; 54,441,283 and 54,009,844 shares issued at January 31, 2003 and July 31, 2002, respectively; 50,422,120 and 49,990,681 shares outstanding at January 31, 2003 and July 31, 2002, respectively	504	500
Additional paid-in capital	615,250	606,387
Treasury stock, at cost, consisting of 5,419,963 shares of common stock and 4,019,163 shares of Class B common stock	(153,713)	(153,713)
Accumulated other comprehensive loss	(2,397)	(2,435)
Retained earnings	402,187	418,737

Total stockholders’ equity	862,126	869,770

Total liabilities and stockholders’ equity	$1,716,385	$1,777,662

See notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2003	2002	2003	2002
		(Restated)		(Restated)
Revenues	$450,767	$391,937	$893,938	$733,500

Costs and expenses:
Direct cost of revenues (exclusive of items shown below)	348,988	296,573	689,055	563,695
Selling, general and administrative	109,791	135,706	219,029	207,052
Depreciation and amortization	21,644	22,181	42,930	38,085
Settlement by Net2Phone of litigation	395	—	(58,034)	—
Restructuring, severance and impairment charges	653	15,287	7,326	23,978

Total costs and expenses	481,471	469,747	900,306	832,810

Loss from operations	(30,704)	(77,810)	(6,368)	(99,310)

Interest income, net	6,865	3,660	14,624	12,662

Other income (expense):
Equity in loss of affiliates	(1,615)	—)	(3,811)	(5,812)
Investment and other income (expense), net	(3,834)	8,580	(5,003)	(5,920)

Loss before minority interests, income taxes and cumulative effect of accounting change	(29,288)	(65,570)	(558)	(98,380)
Minority interests	517	32,640	(45,950)	35,896
Benefit from income taxes	16,312	15,718	29,958	33,940

Loss before cumulative effect of accounting change	(12,459)	(17,212)	(16,550)	(28,544)

Cumulative effect of accounting change, net of income taxes of $3,525	—	—	—	(146,983)

Net loss	$(12,459)	$(17,212)	$(16,550)	$(175,527)

Loss per share:
Loss before cumulative effect of accounting change:
Basic	$(0.16)	$(0.23)	$(0.21)	$(0.39)
Diluted	$(0.16)	$(0.23)	$(0.21)	$(0.39)
Cumulative effect of accounting change, net of income taxes:
Basic	$—	$—	$—	$(2.03)
Diluted	$—	$—	$—	$(2.03)
Net loss:
Basic	$(0.16)	$(0.23)	$(0.21)	$(2.42)
Diluted	$(0.16)	$(0.23)	$(0.21)	$(2.42)
Weighted-average number of shares used in calculation of loss per share:
Basic	79,725	73,382	79,581	72,396

Diluted	79,725	73,382	79,581	72,396

See notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended January 31,
	2003	2002
		(Restated)
Net cash provided by (used in) operating activities	$10,176	$(5,707)

Investing activities
Purchases of property, plant and equipment	(26,890)	(21,432)
Issuance of notes receivable	(3,543)	(1,877)
Purchases of investments	(2,015)	(31,837)
Acquisitions	—	(35,357)
Increase in cash from consolidation of Net2Phone	—	144,177
Net purchases and maturities of marketable securities	(211,529)	(89,026)

Net cash used in investing activities	(243,977)	(35,352)

Financing activities
Proceeds from exercise of stock options	4,799	31,318
Repayments of capital lease obligations	(13,408)	(9,511)
Repurchases of common stock and Class B common stock	—	(15,639)
Proceeds from sale of subsidiary stock	—	30,000
Distributions to minority shareholders of subsidiaries	(11,044)	(10,298)

Net cash (used in) provided by financing activities	(19,653)	25,870

Net decrease in cash and cash equivalents	(253,454)	(15,189)

Cash and cash equivalents, beginning of period	415,464	1,075,882

Cash and cash equivalents, end of period	$162,010	$964,950

Supplemental schedule of non-cash investing activities
Purchases of property, plant and equipment through capital lease obligations	$6,990	$19,276

Issuance of Class B common stock for acquisitions	—	17,500

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

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a Fiscal Year refers to the Fiscal Year ending in the calendar year indicated (e.g., Fiscal 2003 refers to the Fiscal Year ended July 31, 2003).

Note 2—Consolidation of Net2Phone and Restatement

The condensed consolidated financial statements in this Amendment No. 1 to the Company’s quarterly report on Form 10-Q for the quarterly period ended January 31, 2003 have been restated to consolidate the results of Net2Phone for the period beginning on October 23, 2001 through July 31, 2002. In the original report, the Company accounted for its investment in Net2Phone during this period using the equity method. The change in accounting for the Company’s investment in Net2Phone from the equity method to consolidation does not change the Company’s net loss or loss per share for any previously reported period.

As explained below, and in note 2 to the condensed consolidated financial statements included in the Company’s original quarterly report on Form 10-Q for the period ended January 31, 2002, the determination of whether to account for the Company’s interest in Net2Phone through the equity method or consolidation was dependent on whether the Company’s control of NTOP Holdings, LLC, through which the Company holds its investment in Net2Phone, was deemed to be temporary.

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

The following table represents selected financial data as originally reported and as restated due to the restatement, as of and for the three and six months ended January 31, 2002 (in thousands):

	Three Months Ended		Six Months Ended
	As originally reported	As restated	As originally reported	As restated
Revenues	$374,025	$391,937	$713,234	$733,500
Loss from operations	(27,774)	(77,810)	(40,339)	(99,310)
Net loss	(17,212)	(17,212)	(175,527)	(175,527)

	Six Months Ended
	As originally reported	As restated
Cash, cash equivalents and marketable securities (including restricted cash)	1,054,719	1,211,881
Working capital	881,127	992,759
Total assets	1,765,048	2,068,341
Total stockholders’ equity	940,542	940,965

Net cash provided by operating activities	19,123	10,648
Net cash (used in) provided by investing activities	(171,741)	103,611
Net cash provided by (used in) financing activities	26,497	(24,980)

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

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

	Wholesale Telecommunications Services	Retail Telecommunications Services	IDT Solutions (1)	Internet Telephony	IDT Media	Corporate	Total
Three Months Ended January 31, 2003
Revenues	$95,571	$308,211	$20,661	$21,143	$5,181	$—	$450,767
Segment operating income (loss)	(6,699)	20,950	(23,181)	(9,964)	(2,788)	(9,022)	(30,704)

Three Months Ended January 31, 2002
Revenues	65,907	274,730	19,175	26,393	5,732	—	391,937
Segment operating income (loss)	(8,019)	12,014	(19,133)	(50,036)	(5,747)	(6,889)	(77,810)

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Wholesale Telecommunications Services	Retail Telecommunications Services	IDT Solutions (1)	Internet Telephony	IDT Media	Corporate	Total
Six Months Ended January 31, 2003
Revenues	$179,021	$615,005	$45,167	$43,772	$10,973	$—	$893,938
Segment operating income (loss)	(16,627)	44,299	(47,868)	35,502	(4,128)	(17,546)	(6,368)

Six Months Ended January 31, 2002
Revenues	133,380	540,067	19,175	29,432	11,446	—	733,500
Segment operating income (loss)	(18,809)	22,922	(19,133)	(58,971)	(12,231)	(13,088)	(99,310)

(1)	IDT acquired the assets currently held by Winstar (through which the IDT Solutions segment operates) in December 2001. Accordingly, results of operations for the three and six months ended January 31, 2002 for the IDT Solutions segment reflect only the period that the Company owned and operated the Winstar assets.

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

Note 5—Comprehensive Loss

The Company’s comprehensive loss consists of the following (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2003	2002	2003	2002
Net loss	$(12,459)	$(17,212)	$(16,550)	$(175,527)
Foreign currency translation adjustments	654	(4,214)	(248)	(5,666)
Unrealized gains (losses) in available-for-sale securities	(1,214)	6,646	526	(75)

Comprehensive loss	$(13,019)	$(14,780)	$(16,272)	$(181,268)

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

	Three Months Ended January 31, 2002	Six Months Ended January 31, 2002
	(in thousands, except per share data)
Revenues	$414,698	$817,637
Loss before cumulative effect of accounting change	$(48,248)	$(104,135)
Net loss	$(48,248)	$(251,118)

Loss per share:
Loss before cumulative effect of accounting change
Basic	$(0.65)	$(1.42)
Diluted	$(0.65)	$(1.42)
Net loss
Basic	$(0.65)	$(3.43)
Diluted	$(0.65)	$(3.43)

Weighted-average number of shares used in calculation of loss per share:
Basic	73,877	73,139

Diluted	73,877	73,139

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

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

On or about December 13, 2002, a complaint was filed by Ana Cardoso and Maria Calado against the Company in the Superior Court of the State of New Jersey, Union County, seeking certification of a nationwide class consisting of consumers throughout the United States who allegedly purchased the Company’s prepaid calling cards and were charged any fee that was not specifically disclosed on the card packaging prior to purchase. The damages sought have not yet been quantified. The Company is evaluating the potential impact and its approach to contesting the claim or attempts to certify the class. On or about February 6, 2003, the Company served answers to the Complaint. IDT also removed this case to the Federal District Court for the District of New Jersey. The Company has served initial disclosures in this matter.

Univance Telecommunications, Inc. and Univance Marketing Group, Inc. (collectively “Debtors”), filed for Chapter 11 bankruptcy protection on January 23, 2003, in the United States Bankruptcy Court for the District of

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Worldcom, Inc. and its U.S. affiliates filed a petition for Chapter 11 bankruptcy on July 21, 2002. On January 17, 2003, Worldcom demanded that IDT pay Worldcom approximately $19.5 million, representing amounts Worldcom owed IDT and which IDT allegedly deducted by way of offset (pre- and post-petition) against amounts IDT owed to Worldcom. After some discussions between the parties, Worldcom has reduced its demand to approximately $6.0 million for amounts allegedly deducted post-petition by IDT, by way of offset, in connection with pre-petition obligations. Worldcom agreed to engage in a settlement conference with IDT in an effort to determine whether an agreement could be reached regarding IDT’s rights to offset mutual pre-petition obligations in the amount of $6.0 million and Worldcom is not demanding payment of this amount at this time.

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

Note 11—Restructuring, Severance and Impairment Charges

The following table summarizes the charges included in restructuring, severance and impairment charges in the condensed consolidated statements of operations:

	Three months ended January 31,		Six months ended January 31,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
First quarter 2003 restructuring	$46	$—	$6,039	$—
November 2001 restructuring	—	10,327	—	10,367
Restructuring reserve adjustments	—	—	(2,158)	—
Separation agreements	658	4,960	1,995	10,830

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Asset impairment	(51)	—	1,450	2,781

Total	$653	$15,287	$7,326	$23,978

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

November 2001 Restructuring

In November 2001, Net2Phone announced plans to restructure its operations, which included the elimination of various lines of development business related to Voice Hosting products and Enterprise products, relocation of certain facilities, and a reduction in workforce by approximately 270 employees. As a result of this restructuring, during the three and six months ended January 31, 2002, Net2Phone incurred charges of $0.9 million related to the write down of certain assets and a litigation-related reserve, $6.2 million related to employee terminations, $1.9 million related to the exit from operations at various locations, and $1.3 million related to the cancellation of various equipment and network build out costs.

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

Separation Agreements

As a result of separation agreements entered into in Fiscal 2002 with Net2Phone’s former Chief Executive and Chief Financial Officers, Net2Phone incurred charges of $0.7 million and $2.0 million during the three and six months ended January 31, 2003, respectively, and $5.0 million and $10.8 million during the three and six months ended January 31, 2002, respectively. Net2Phone expects to incur future charges of approximately $1.8 million relating to these separation agreements.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q/A (Amendment No. 1), including the notes to the condensed consolidated financial statements, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. Such forward-looking statements include, among other things, our plans to implement our growth strategy, improve our financial performance, expand our infrastructure, develop new products and services, expand our sales force, expand our customer base and enter international markets, and the possible outcome of our litigation. Such forward-looking statements also include our expectations concerning factors affecting the markets for our products and services, such as changes in the U.S. and the international regulatory environment and the demand for long-distance telecommunications. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed in this report. In addition to the factors specifically noted in the forward-looking statements, other important factors that could result in those differences include: potential declines in prices for our products and services; our ability to maintain and grow our retail telecommunications services, particularly our prepaid calling card business; availability of termination capacity; financial stability of our customers; our ability to maintain carrier agreements with foreign carriers; effectiveness of our marketing and distribution efforts; increased competition, particularly from regional bell operating companies; our ability to manage our growth; competitiveness of our Winstar subsidiary; impact of government regulation; our ability to obtain telecommunications products or services required for our products and services; general economic conditions, particularly in the telecommunications markets; and the other factors set forth in our Annual Report on Form 10-K/A (Amendment No. 1) for Fiscal 2002. The forward-looking statements are made as of March 14, 2003, the date of filing of the original Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth herein and the other information set forth from time to time in our reports filed with the United States Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K/A (Amendment No. 1) for Fiscal 2002.

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

Three Months Ended January 31, 2003 Compared to Three Months Ended January 31, 2002

In order to enable a straightforward comparison between the three and six months of Fiscal Year 2003 and the three and six months of Fiscal Year 2002, and to provide a better understanding of IDT’s core operating results for the three and six months of Fiscal Year 2003, this Form 10-Q/A (Amendment No. 1) presents, as additional information, some financial figures excluding the IDT Solutions segment and Net2Phone. The Winstar assets, through which our IDT Solutions segment operates, were acquired during the second quarter of Fiscal Year 2002, and contributed to revenues for only part of that quarter, and Net2Phone was not consolidated for the majority of the first quarter of Fiscal Year 2002.

As discussed in Note 2 to the condensed consolidated financial statements, we have restated our 2002 financial statements to consolidate Net2Phone effective October 23, 2001.

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, certain adjustments are properly not reflected in the operating business segments discussions, but are only reflected in our Consolidated discussion.

Consolidated

Revenues. Our revenues increased 15.0%, from $391.9 million in the three months ended January 31, 2002 to $450.8 million in the three months ended January 31, 2003. The increase is due primarily to the significant growth in our telecommunications minutes of use and the acquisition of the Winstar assets. Excluding revenues from our IDT Solutions segment, which was acquired in December 2001, our revenues increased 15.4%, to $430.1 million in the three months ended January 31, 2003. The increase in our consolidated revenues (excluding IDT Solutions) is mainly attributable to a 18.6% increase in IDT Telecom’s revenues. The growth in IDT Telecom’s revenues primarily resulted from a 53.8% growth in minutes of use (excluding minutes related to our consumer long distance business, which are not carried through our own network) from 2.6 billion in the three months ended January 31, 2002 to 4.0 billion in the three months ended January 31, 2003.

Direct Cost of Revenues. Direct cost of revenues increased by 17.7%, from $296.6 million in the three months ended January 31, 2002 to $349.0 million in the three months ended January 31, 2003. The increase in absolute dollar terms is due primarily to the growth in our telecommunications minutes of use and the acquisition of the Winstar assets. Excluding direct cost of revenues from IDT Solutions, direct cost of revenues increased 17.5% to $324.7 million in the three months ended January 31, 2003. As a percentage of total revenues, direct costs increased from 75.7% in the three months ended January 31, 2002 to 77.4% in the three months ended January 31, 2003 (and increased from 74.1% to 75.5% excluding our IDT Solutions segment). The increase in direct costs as a percentage of revenues is attributable primarily to the decline in average revenue-per-minute, as detailed below.

Selling, General and Administrative. Selling, general and administrative expenses decreased 19.1%, from $135.7 million in the three months ended January 31, 2002 to $109.8 million in the three months ended January 31, 2003. Excluding selling, general and administrative expenses from our IDT Solutions segment, selling, general and administrative expenses decreased 20.4% to $94.0 million in the three months ended January 31, 2003. As a percentage of total revenues, selling, general and administrative expenses decreased from 34.6% in the three months ended January 31, 2002 to 24.4% in the three months ended January 31, 2003 (and decreased from 31.7% to 21.9% excluding our IDT Solutions segment). Selling, general and administrative expense declined as a percentage of revenues, due primarily to the significant growth in our revenues for the three months ended January 31, 2003.

We anticipate that selling, general and administrative expenses will increase in dollar terms in the future, and will continue to be a significant percentage to total revenues, as we expand both IDT Telecom’s businesses and our Media businesses.

Depreciation and Amortization. Depreciation and amortization expense decreased 2.7%, from $22.2 million in the three months ended January 31, 2002 to $21.6 million in the three months ended January 31, 2003. Excluding depreciation and amortization expense from our IDT Solutions segment, depreciation and amortization expense decreased 18.1%, to $17.9 million in the three months ended January 31, 2003 primarily due to the lower fixed asset base as a result of the impairment charge for long-lived assets recognized during the quarter ended April 30, 2002_by Net2Phone. As a percentage of revenues, depreciation and amortization expense decreased from 5.7% in the three months ended January 31, 2002 to 4.8% in the three months ended January 31, 2003 (and decreased from 5.9% to 4.2% excluding our IDT Solutions segment). Depreciation and amortization expense declined as a percentage of revenues due primarily to the significant growth in our revenues for the three months ended January 31, 2003. We anticipate that depreciation expense will continue to increase in absolute dollars, as we continue to add to our asset base, particularly in IDT Telecom’s businesses, as we implement our growth strategy.

Restructuring, Severance and Impairment Charges. Restructuring, severance and impairment charges were $15.3 million and $0.7 million in the three months ended January 31, 2002 and 2003, respectively. Refer to the respective section of the Internet Telephony segment for a full discussion on restructuring, severance and impairment charges.

Loss from Operations. Our loss from operations was $77.8 million in the three months ended January 31, 2002 compared to $30.7 million in the three months ended January 31, 2003. Excluding the loss from operations from our IDT Solutions segment, our loss from operations was $58.7 million for the three months ended January 31, 2002 compared to $7.5 million in the three months ended January 31, 2003. The reduction of loss from operations was due primarily to IDT Telecom’s increased revenues and gross margins.

Interest. Net interest income was $3.7 million in the three months ended January 31, 2002, compared to net interest income of $6.9 million in the three months ended January 31, 2003.

Other Income (Expense). Other income (expense) amounted to an income of $8.6 million in the three months ended January 31, 2002, compared to an expense of $5.4 million in the three months ended January 31, 2003. Included in other expense in the three months ended January 31, 2003 were losses of $1.6 million associated with recording our pro-rata share of an affiliate’s losses, through the equity method, a charge of $2.1 million related to an obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T, and net losses from other investments totaling $1.7 million.

Included in other income in the three months ended January 31, 2002 was an $8.0 million reversal of a previously recorded charge related to an obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T, and net income from other investments totaling $0.6 million.

Minority Interests. Minority interests were $32.6 million of income and $0.5 million of income for the three months ended January 31, 2002 and 2003, respectively. The $32.1 million decrease in minority interest income was primarily attributable to the significant minority interest in Net2Phone, which we reconsolidated effective October 23, 2001. As of January 31, 2002 and 2003, we owned 20.5% and 18.8% of Net2Phone, respectively. Accordingly, for the three months ended January 31, 2002 and 2003, we recorded in minority interests the 79.5% and 81.2%, respectively, of Net2Phone’s results attributable to the remaining shareholders of Net2Phone.

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

IDT Telecom—Retail Telecommunications Services and Wholesale Telecommunications Services Segments

Revenues. IDT Telecom’s revenues increased 18.6%, from $340.6 million in the three months ended January 31, 2002 to $403.8 million in the three months ended January 31, 2003.

IDT Telecom’s revenues increased primarily as a result of a 53.8% growth in minutes of use (excluding minutes related to our consumer long distance business, which are not carried through our own network) from 2.6 billion in the three months ended January 31, 2002 to 4.0 billion in the three months ended January 31, 2003. IDT Telecom increased its minutes of use in both its Retail Telecommunications Services and Wholesale Telecommunications

Services segments, in both the U.S. and international operations. IDT Telecom’s minutes of use grew at a faster rate than did its revenues, reflecting a decline in its average revenue-per-minute, from $0.124 during the three months ended January 31, 2002 to $0.090 in the three months ended January 31, 2003. IDT Telecom’s decrease in its average revenue-per-minute is due to a number of factors, including (i) continued competition in both retail and wholesale markets, and (ii) introduction of new calling cards. During the second quarter of Fiscal 2003, approximately 20% of IDT Telecom’s revenues originated outside the United States signifying the growing international scope of our operations.

Revenues from IDT Telecom’s Retail Telecommunications Services segment increased 12.2%, from $274.7 million in the three months ended January 31, 2002 to $308.2 million in the three months ended January 31, 2003, as a result of increased sales of IDT-branded calling cards and higher consumer long distance revenues. As a percentage of IDT Telecom’s overall revenue, Retail Telecommunications Services’ revenues decreased from 80.7% in the three months ended January 31, 2002 to 76.3% in the three months ended January 31, 2003, as revenues from our Wholesale Telecommunications Services segment grew at a faster rate than did our retail businesses revenues. IDT Telecom’s calling card sales increased 8.4%, from $247.8 million in the three months ended January 31, 2002 to $268.6 million in the three months ended January 31, 2003. This increase was primarily generated by the introduction of several new calling cards. A new card is generally introduced with attractive low per-minute pricing, which is gradually increased as the card gains acceptance and builds market share. The increase in new card introductions was part of IDT’s plan to aggressively seek market share in both its traditional Northeast U.S. markets, as well as in several other key areas, such as California, Florida and Texas. In addition, the growth in our calling card revenues resulted from the expansion of our distribution network beyond our traditional Northeastern U.S. territory, as well as the continued strong growth of European operations, both in our U.K. market as well as in other markets such as Spain and the Netherlands. During Fiscal 2002, IDT Telecom launched calling card operations in Argentina. Although sales of calling cards in Latin America during the three months ended January 31, 2003 were not material, we expect sales in this region to grow at a faster rate than other regions. By the end of the second quarter of Fiscal 2003, nearly 10% of U.S. domestic calling card revenues were associated with new cards, which had the effect of reducing overall gross margins on our portfolio of calling cards. We expect gross margins to gradually improve during the remainder of Fiscal Year 2003, as these new cards begin to mature. However, this improvement will be partially offset by the continued introduction of new, attractively priced cards in certain key markets where IDT seeks to gain market share.

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

Calling card sales as a percentage of IDT Telecom’s Retail Telecommunications Services revenues decreased from 90.2% in the three months ended January 31, 2002 to 87.2% in the three months ended January 31, 2003, as revenues from consumer long distance services grew at a faster rate than did calling card revenues. Revenues from consumer long distance services, in which we act as a switchless reseller of another company’s network, experienced significant growth in minutes of use in the three months ended January 31, 2003, with revenues increasing 49.0%, from $26.3 million in the three months ended January 31, 2002 to $39.2 million in the three months ended January 31, 2003. The consumer long distance revenue increase is attributable to the continued growth of our flat rate, $0.05 a minute long distance calling plan, which has been driven by increased marketing expenditures, resulting in a significant increase in the number of consumer long distance customers. At January 31, 2003, we had approximately 600,000 active customers for our consumer long distance services, compared to approximately 376,000 customers at January 31, 2002. Beginning in early Fiscal 2003, we significantly increased the marketing and advertising expenditures of our consumer long distance business, in an attempt to accelerate the growth of our customer base. These expenditures, while reducing consumer long distance operating profits in the near term, are expected to lead to a rise in the number of active customers, revenues and profits over the longer term. In addition, as our customer base has grown, we have begun to place an increased emphasis on customer retention initiatives. Going forward, our marketing efforts for our consumer long distance business will focus on customer retention and increasing the average revenue per customer, in addition to attracting new customers.

Revenues from IDT Telecom’s other Retail Telecommunications Services businesses, consisting primarily of call reorigination services, amounted to $0.6 million in the three months ended January 31, 2002, versus $0.4 million in the three months ended January 31, 2003.

IDT Telecom’s Wholesale Telecommunications Services revenues increased 44.9%, from $66.0 million in the three months ended January 31, 2002 to $95.6 million in the three months ended January 31, 2003. As a percentage of IDT Telecom’s total revenues, Wholesale Telecommunications Services revenues increased from 19.4% in the three months ended January 31, 2002 to 23.7% in the three months ended January 31, 2003. The increase in revenues resulted from an increase in wholesale carrier minutes, despite a significant decline in the average revenue-per-minute. In recent years, IDT Telecom’s wholesale carrier business has curtailed or ceased completely its sales to financially unstable carriers. During the three months ended January 31, 2003, IDT Telecom continued to rebuild its customer base through the addition of new customers and by increasing sales to its larger, more financially stable customers. IDT anticipates that its wholesale operations in the third quarter of Fiscal Year 2003 will show a 3%-5% increase in revenues over those of Q2 Fiscal 2003, with further revenue gains possible in Q4. Revenue gains are expected to be driven primarily by increased sales to Tier 1 telecom carriers, both in the U.S. and in Europe. IDT anticipates that the fastest growing segment of its worldwide wholesale carrier business will be its South American carrier operation. However, given its size relative to IDT’s U.S.-based and Europe-based wholesale divisions, IDT does not expect its South American carrier business to represent a significant portion of its overall wholesale carrier business in Fiscal Year 2003. IDT is currently setting-up wholesale carrier operations in Asia, and anticipates generating wholesale revenues in this region before the end of Fiscal Year 2003.

Direct Cost of Revenues. Direct cost of revenues for IDT Telecom increased 18.6%, from $264.6 million in the three months ended January 31, 2002 to $313.8 million in the three months ended January 31, 2003, due to the higher revenue base. As a percentage of total IDT Telecom’s revenues, direct costs remained steady at 77.7% in the three months ended January 31, 2003and in the three months ended January 31, 2002.

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

As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses were 17.3% in the three months ended January 31, 2002, compared to 15.1% in the three months ended January 31, 2003. IDT anticipates that selling, general and administrative costs will remain steady, as a percentage of revenues, as IDT continues to add to its personnel base in order to accommodate the expected revenue growth during the next few quarters.

Depreciation and Amortization. IDT Telecom’s depreciation and amortization expense rose 13.8%, from $13.0 million in the three months ended January 31, 2002, to $14.8 million in the three months ended January 31, 2003, reflecting the continued expansion of our fixed asset base, as we invest to accommodate our current and anticipated future growth. As a percentage of IDT Telecom’s total revenues, depreciation and amortization expense was 3.8% in the three months ended January 31, 2002 compared to 3.7% in the three months ended January 31, 2003.

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

Direct Cost of Revenues. Direct cost of revenues for our IDT Solutions segment increased 19.1%, from $20.4 million in the three months ended January 31, 2002 to $24.3 million in the three months ended January 31, 2003. The increase in direct cost of revenues is due to the fact that the Winstar assets were acquired in December 2001, and therefore generated revenues only for the balance of the quarter. Direct cost of revenues consist primarily of two components, connectivity for the network backbone and lease payments for the network of provision-ready buildings. Network backbone costs for the three months ended January 31, 2003 totaled $17.1 million, accounting for 70.4% of total direct cost of revenues. Direct cost of revenues for the three months ended January 31, 2003 associated with lease payments for the building network were $7.2 million. Winstar has various ongoing initiatives to groom its network. One in particular involves using the Winstar wireless technology to link its hubs (which collect traffic from its wireless sites) to its switches (where the traffic is routed to its ultimate destination). The goal is to replace the traditional terrestrial wireline capacity provided by local exchange phone companies connecting the hubs to the switches with Winstar wireless technology. This initiative can reduce costs by eliminating payments to local exchange carriers for those wireline connections. This initiative can also extend IDT Solution’s control over customer traffic and can provide further redundancy for customers, by reducing the dependence on terrestrial capacity to carry their traffic.

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

Depreciation and Amortization. Depreciation and amortization expense was $0.4 million in the three months ended January 31, 2002 compared to $3.8 million in the three months ended January 31, 2003. As a percentage of IDT Solutions’ revenues, depreciation and amortization was 2.1% in the three months ended January 31, 2002 compared to 18.4% in the three months ended January 31, 2003.

Loss from Operations. IDT Solutions’ loss from operations in the three months ended January 31, 2002 was $19.1 million, compared to $23.2 million in the three months ended January 31, 2003. The increase in loss from operations reflects the fact that Q2 Fiscal 2002 included IDT Solutions’ results for only a portion of the quarter as noted above.

IDT Media Segment

Revenues. Revenues from IDT Media’s businesses decreased 8.8%, from $5.7 million in the three months ended January 31, 2002 to $5.2 million in the three months ended January 31, 2003. In Fiscal 2002, IDT Media gradually exited its Digital Subscriber Line (“DSL”) business. Currently, IDT Media’s revenues are primarily comprised of revenues from its CTM Brochure Display, Inc. (“CTM”) business, a brochure distribution company.

Direct Cost of Revenues. Direct cost of revenues decreased from $0.6 million in the three months ended January 31, 2002 to $0.5 million in the three months ended January 31, 2003. As a percentage of IDT Media’s revenues, these costs decreased from 10.5% for the three months ended January 31, 2002 to 9.6% for the three months ended January 31, 2003. Most of IDT Media’s businesses remain in the early stages of their development. As such, we anticipate that direct costs will continue to account for a relatively small percentage of IDT Media’s revenues, with most of the expenses associated with these businesses to be incurred in the form of selling, general, administrative and development costs.

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

Internet Telephony Segment

The Internet Telephony business segment reflects the results of our reconsolidated subsidiary, Net2Phone, effective October 23, 2001. As of January 31, 2002 and 2003, IDT’s ownership interest in Net2Phone was approximately 20.5% and 18.8%, respectively. Accordingly, for the three months ended January 31, 2002 and 2003, IDT recorded approximately 79.5% and 81.2%, respectively, of Net2Phone’s results attributed to the remainder shareholders in the minority interests line of the condensed consolidated statements of operations. Prior to October 23, 2001, we accounted for our investment in Net2Phone under the equity method of accounting and, accordingly, such results were included in equity in loss of affiliates.

Revenues. Net2Phone’s revenues are primarily derived from per-minute charges billed to its customers on a prepaid basis and from the sale of Internet telephony equipment and services to resellers and other carriers. Revenues decreased 20.1% from $26.4 million for the three months ended January 31, 2002 to $21.1 million for the three months ended January 31, 2003. In the second quarter of Fiscal 2003, Net2Phone purposefully de-emphasized seeking revenues from relatively low-margin services, such as disposable calling cards, in favor of building up activities to generate revenues in relatively high-margin services, such as international communications services, during the upcoming periods.

Direct Cost of Revenues. Net2Phone’s direct cost of revenues consists primarily of network costs associated with carrying its customers’ traffic on its network and leased networks, routing their calls through a local telephone company to reach their final destination, the wholesale costs of Internet telephony devices, ad serving costs and e-mail box hosting fees. It also includes the cost of purchasing, storing and shipping Internet telephony equipment. Total direct cost of revenues, excluding depreciation and amortization, decreased by 6.3% from $11.1 million in the three months ended January 31, 2002 to $10.4 million in the three months ended January 31, 2003, primarily as a result of the decrease in revenues. As a percentage of total Internet Telephony revenues, total direct costs was 42.1% in the three months ended January 31, 2002 compared to 49.3% in the three months ended January 31, 2003.

Selling, General and Administrative. Selling, general and administrative expenses consist of employee salaries and associated benefits; the expenses associated with acquiring customers, including commissions paid to sales partners, advertising costs, travel, entertainment, referral fees and amounts paid to strategic partners in connection with revenue-sharing arrangements, and the costs of insurance, legal, rent, utilities, shipping, consulting and other items. Selling, general and administrative expenses decreased $25.5 million from $42.8 million in the three months ended January 31, 2002 to $17.3 million in the three months ended January 31, 2003 due to continuing cost management initiatives and elimination of certain expenses directly related to the restructurings of Net2Phone’s operations that were announced during Fiscal 2002 and October 2002. As a percentage of total Internet Telephony revenues, these costs were 82.0% in the three months ended January 31, 2003. Net2Phone anticipates that selling, general and administrative expenses (excluding restructuring, severance, impairment and other items) will decrease in the remainder of Fiscal 2003, as it benefits from the effects of the restructuring of its operations.

Depreciation and Amortization. Depreciation and amortization expense decreased $4.9 million from $7.3 million in the three months ended January 31, 2002 to $2.4 million in the three months ended January 31, 2003, primarily due to the lower asset base as a result of the impairment charge for long-lived assets recognized during the quarter ended April 30, 2002. As a percentage of total Internet Telephony revenues, depreciation and amortization expense was 11.4% in the three months ended January 31, 2003. Net2Phone anticipates depreciation and amortization expense to decline through April 30, 2003 as a result of the impairment charges recorded during the first quarter of Fiscal Year 2003.

Restructuring, Severance and Impairment Charges. Restructuring, severance and impairment charges were $15.3 million in the three months ended January 31, 2002 compared to $0.7 million in the three months ended January 31, 2003.

The following table summarizes the charges included in restructuring, severance and impairment charges in the condensed consolidated statements of operations:

	Three months ended January 31,
	2003	2002
	(in thousands)
First quarter 2003 restructuring	$46	$—
November 2001 restructuring	—	10,327
Separation agreements	658	4,960

Total	$704	$15,287

November 2001 Restructuring

In November 2001, Net2Phone announced plans to restructure its operations, which included the elimination of various lines of development business related to Voice Hosting products and Enterprise products, relocation of certain facilities, and a reduction in workforce by approximately 270 employees. As a result of this restructuring, during the three months ended January 31, 2002, Net2Phone incurred charges of $0.9 million related to the write down of certain assets and a litigation-related reserve, $6.2 million related to employee terminations, $1.9 million related to the exit from operations at various locations, and $1.3 million related to the cancellation of various equipment and network build out costs.

Separation Agreements

As a result of separation agreements entered into in Fiscal 2002 with Net2Phone’s former Chief Executive and Chief Financial Officers, Net2Phone incurred a charge of $0.7 million and $5.0 million during the three months ended January 31, 2003 and 2002, respectively, and expects to incur future charges of approximately $1.8 million relating to these separation agreements.

Loss from Operations. Loss from Net2Phone’s operations was $50.0 million in the three months ended January 31, 2002 compared to $10.0 million in the three months ended January 31, 2003. Included in Net2Phone’s loss from operations for the three months ended January 31, 2002 were $15.3 million of restructuring, severance, and impairment charges. Included in Net2Phone’s loss from operations for the three months ended January 31, 2003 were $0.7 million of restructuring, severance, and impairment charges and $0.4 million of settlement by Net2Phone of litigation.

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

Consolidated

Revenues. Our revenues increased 21.9%, from $733.5 million in the six months ended January 31, 2002 to $893.9 million in the six months ended January 31, 2003. The increase is due primarily to the significant growth in our telecommunications minutes of use, the acquisition of the Winstar assets and the reconsolidation of Net2Phone. Excluding revenues from our IDT Solutions, which was acquired in December 2001, and our Internet Telephony segment, consisting of Net2Phone, which was reconsolidated effective October 23, 2001, our revenues increased 17.5%, to $805.0 million in the six months ended January 31, 2003. The increase in our consolidated revenues (excluding our IDT Solutions and Internet Telephony segments) is mainly attributable to a 17.9% increase in IDT Telecom’s revenues. The growth in IDT Telecom’s revenues primarily resulted from a 56.0% growth in minutes of use (excluding minutes related to our consumer long distance business, which are not carried through our own network) from 5.0 billion in the six months ended January 31, 2002 to 7.8 billion in the six months ended January 31, 2003.

Direct Cost of Revenues. Direct cost of revenues increased by 22.2%, from $563.7 million in the six months ended January 31, 2002 to $689.1 million in the six months ended January 31, 2003. This increase is due primarily to the growth in our telecommunications minutes of use, the acquisition of the Winstar assets and the reconsolidation of Net2Phone. Excluding direct costs of revenues from our IDT solutions and Internet Telephony segments, direct cost of revenues increased 15.5% to $613.3 million in the six months ended January 31, 2003. As a percentage of total revenues, direct costs increased from 76.9% in the six months ended January 31, 2002 to 77.1% in the six months ended January 31, 2003 (and decreased from 77.5% to 76.2% excluding our IDT Solutions and Internet Telephony segments). The decline in direct costs as a percentage of revenues (excluding our IDT Solutions and Internet Telephony segments) is attributable to overall higher revenues due to the growth of minutes-of-use and because of continued operating efficiency gains and lower prices from suppliers, as measured on a per-minute basis, which outweighed the decline in average revenue-per-minute, as detailed below.

Selling, General and Administrative. Selling, general and administrative expenses increased 5.7%, from $207.1 million in the six months ended January 31, 2002 to $219.0 million in the six months ended January 31, 2003. Excluding selling, general and administrative expenses from our IDT Solutions and Internet Telephony segments, selling, general and administrative expenses increased 7.0% to $152.5 million in the six months ended January 31, 2003, due primarily to the increased sales and marketing efforts as well as increased salaries, facilities costs and professional fees related to the expansion of our infrastructure and bases of operation to facilitate our current and anticipated future growth. As a percentage of total revenues, selling, general and administrative expenses decreased from 28.2% in the six months ended January 31, 2002 to 24.5% in the six months ended January 31, 2003 (and decreased from 20.8% to 18.9% excluding our IDT Solutions and Internet Telephony segments). Selling, general and administrative expense declined as a percentage of revenues due primarily to the significant growth in our revenues for the six months ended January 31, 2003.

Depreciation and Amortization. Depreciation and amortization expense increased 12.6%, from $38.1 million in the six months ended January 31, 2002 to $42.9 million in the six months ended January 31, 2003. Excluding depreciation and amortization expense from our IDT Solutions and Internet Telephony segments, depreciation and amortization expense increased 6.9%, to $31.8 million in the six months ended January 31, 2003 primarily as a result of our higher fixed asset base during the six months ended January 31, 2003, reflecting the expansion of our telecommunications network infrastructure and facilities. As a percentage of revenues, depreciation and amortization expense decreased from 5.2% in the six months ended January 31, 2002 to 4.8% in the six months ended January 31, 2003 (and decreased from 4.3% to 4.0% excluding our IDT Solutions and Internet Telephony segments). Depreciation and amortization expense declined as a percentage of revenues due primarily to the significant growth in our revenues for the six months ended January 31, 2003.

Settlement by Net2Phone of Litigation. Gain on settlement by Net2Phone of litigation was $58.0 million for the six months ended January 31, 2003. Refer to the respective section of the Internet Telephony segment for a full discussion on the gain on settlement by Net2Phone of litigation.

Restructuring, Severance and Impairment Charges. Restructuring, severance and impairment charges decreased from $24.0 million in the six months ended January 31, 2002 to $7.3 million in the six months ended January 31, 2003. Refer to the respective sections of the Internet Telephony and IDT Telecom segments for a full discussion on restructuring, severance and impairment charges.

Income (Loss) from Operations. Our loss from operations was $99.3 million in the six months ended January 31, 2002 compared to a loss from operations of $6.4 million in the six months ended January 31, 2003. Excluding $12.4 million of loss from operations from our IDT Solutions and Internet Telephony segments, our income from operations was $6.0 million in the six months ended January 31, 2003. The growth in our income from operations (excluding our IDT Solutions and Internet Telephone segments) was due primarily to IDT Telecom’s increased revenues, gross margins and operating income.

Interest. Net interest income was $12.7 million in the six months ended January 31, 2002, compared to net interest income of $14.6 million in the six months ended January 31, 2003.

Other Income (Expense). Other income (expense) amounted to an expense of $11.7 million in the six months ended January 31, 2002, compared to an expense of $8.8 million in the six months ended January 31, 2003. Included in other expense in the six months ended January 31, 2003 were losses of $3.8 million associated with recording our pro-rata share of an affiliate’s losses, through the equity method, a charge of $3.1 million related to an obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T, and net losses from other investments totaling $1.9 million.

Included in other expense in the six months ended January 31, 2002 were losses of $5.8 million associated with recording our pro-rata share of Net2Phone’s net losses through the equity method of accounting and a charge of $5.9 million related to an obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T.

Minority Interests. Minority interests were $35.9 million of income and $45.9 million of expense for the six months ended January 31, 2002 and 2003, respectively. The $81.8 million increase in minority interests was primarily attributable to the significant minority interest in Net2Phone, which we reconsolidated effective October 23, 2001. As of January 31, 2002 and 2003 we owned 20.5% and 18.8% of Net2Phone, respectively. Accordingly, during the six months ended January 31, 2002 and 2003, we recorded in minority interests the 79.5% and 81.2%, respectively, of Net2Phone’s results attributable to the remaining shareholders of Net2Phone.

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

IDT Telecom—Retail Telecommunications Services and Wholesale Telecommunications Services Segments

Revenues. IDT Telecom’s revenues increased 17.9%, from $673.4 million in the six months ended January 31, 2002 to $794.0 million in the six months ended January 31, 2003.

IDT Telecom’s revenues increased primarily as a result of a 56.0% growth in minutes of use (excluding minutes related to our consumer long distance business, which are not carried through our own network) from 5.0 billion in the six months ended January 31, 2002 to 7.8 billion in the six months ended January 31, 2003. IDT Telecom increased its minutes of use in both its Retail Telecommunications Services and Wholesale Telecommunications Services segments, in both the U.S. and international operations. IDT Telecom’s minutes of use grew at a faster rate than did its revenues, reflecting a decline in its average revenue-per-minute, from $0.125 during the six months ended January 31, 2002 to $0.090 in the six months ended January 31, 2003. IDT Telecom’s decrease in its average revenue-per-minute is due to a number of factors, including (i) continued competition in both retail and wholesale markets, and (ii) introduction of new calling cards. During the first half of Fiscal 2003, approximately 20% of IDT Telecom’s revenues originated outside the United States signifying the growing international scope of our operations.

Revenues from IDT Telecom’s Retail Telecommunications Services segment increased 13.9%, from $540.0 million in the six months ended January 31, 2002 to $615.0 million in the six months ended January 31, 2003, as a result of increased sales of IDT-branded calling cards and higher consumer long distance revenues. As a percentage of IDT Telecom’s overall revenue, Retail Telecommunications Services’ revenues decreased from 80.2% in the six months ended January 31, 2002 to 77.5% in the six months ended January 31, 2003, as revenues from our Wholesale Telecommunications Services segment grew at a faster rate than did our retail businesses revenues. IDT Telecom’s calling card sales increased 10.0%, from $490.2 million in the six months ended January 31, 2002 to $539.4 million in the six months ended January 31, 2003, fueled by the introduction of several new calling cards. During the six months ended January 31, 2003, nearly 10% of U.S. domestic calling card revenues were associated with new cards, which had the effect of reducing overall gross margins on our portfolio of calling cards.

Calling card sales as a percentage of IDT Telecom’s Retail Telecommunications Services revenues decreased from 90.8% in the six months ended January 31, 2002 to 87.7% in the six months ended January 31, 2003, as revenues from consumer long distance services grew at a faster rate than did calling card revenues. Revenues from consumer long distance services, in which we act as a switchless reseller of another company’s network, experienced significant growth in minutes of use in the six months ended January 31, 2003, with revenues increasing 54.4%, from $48.5 million in the six months ended January 31, 2002 to $74.9 million in the six months ended January 31, 2003. The consumer long distance revenue increase is attributable to the continued growth of our flat rate, $0.05 a minute long distance calling plan, which has been driven by increased marketing expenditures, resulting in a significant increase in the number of consumer long distance customers.

Revenues from IDT Telecom’s other Retail Telecommunications Services businesses, consisting primarily of call reorigination services, amounted to $1.4 million in the six months ended January 31, 2002, versus $0.8 million in the six months ended January 31, 2003.

IDT Telecom’s Wholesale Telecommunications Services revenues increased 34.2%, from $133.4 million in the six months ended January 31, 2002 to $179.0 million in the six months ended January 31, 2003. As a percentage of IDT Telecom’s total revenues, Wholesale Telecommunications Services revenues increased from 19.8% in the six months ended January 31, 2002 to 22.5% in the six months ended January 31, 2003. The increase in revenues occurred as a result of an increase in wholesale carrier minutes, despite a significant decline in the average revenue-per-minute. In recent years, IDT Telecom’s wholesale carrier business has curtailed or ceased completely its sales to financially unstable carriers.

Direct Cost of Revenues. Direct cost of revenues for IDT Telecom increased 15.5%, from $530.0 million in the six months ended January 31, 2002 to $612.2 million in the six months ended January 31, 2003, due to the higher revenue base. As a percentage of total IDT Telecom’s revenues, direct costs declined to 77.1% in the six months ended January 31, 2003, from 78.7% in the six months ended January 31, 2002. The decrease in direct costs as a percentage of total revenues is attributable to overall higher revenues due to the strong growth of minutes-of-use and because of continued operating efficiency gains and lower prices from suppliers. The decrease in direct costs as a percentage of total revenues occurred despite some increases in our termination costs to key destinations, increases in our costs for toll-free “800” traffic, and network capacity constraints, due to our strong growth of minutes-of-use.

Selling, General and Administrative. IDT Telecom’s selling, general and administrative expenses increased 11.3%, from $110.2 million in the six months ended January 31, 2002 to $122.6 million in the six months ended January 31, 2003. The increase in selling, general and administrative expenses for IDT Telecom’s operations is due to several factors, including increased sales and marketing efforts for our Retail Telecommunications Services segment, such as calling cards and consumer long distance, as well as increased salaries, facilities costs and professional fees related to the expansion of our infrastructure and bases of operation to facilitate our current and anticipated future sales growth. As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses were 16.4% in the six months ended January 31, 2002, compared to 15.4% in the six months ended January 31, 2003.

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

Revenues. Revenues from our IDT Solutions segment increased 135.4% from $19.2 million in the six months ended January 31, 2002 to $45.2 million in the six months ended January 31, 2003. The increase in revenues is due to the fact that the Winstar assets were acquired in December 2001, and therefore generated revenues for only a portion of the six months ended January 31, 2002.

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

Loss from Operations. IDT Solutions’ loss from operations in the six months ended January 31, 2002 was $19.1 million, compared to $47.9 million in the six months ended January 31, 2003. The increase in loss from operations reflects the fact that the six months ended January 31, 2002 included IDT Solutions’ results of only a minor portion of that period, as noted above.

IDT Media Segment

Revenues. Revenues from the IDT Media segment decreased 3.5%, from $11.4 million in the six months ended January 31, 2002 to $11.0 million in the six months ended January 31, 2003. In Fiscal 2002, IDT Media gradually exited its DSL business. Currently, IDT Media’s revenues are primarily comprised of revenues from CTM.

Direct Cost of Revenues. Direct cost of revenues remained constant at $1.1 million in the six months ended January 31, 2002 and 2003. As a percentage of IDT Media’s revenues, these costs increased from 9.6% for the six months ended January 31, 2002 to 10.0% for the six months ended January 31, 2003. Most of IDT Media’s businesses remain in the early stages of their development. As such, we anticipate that direct costs will continue to account for a relatively small percentage of IDT Media’s revenue, with most of the expenses associated with these businesses to be incurred in the form of selling, general, administrative and development costs.

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

Internet Telephony Segment

The Internet Telephony business segment reflects the results of our reconsolidated subsidiary, Net2Phone, effective October 23, 2001. As of January 31, 2002 and 2003, IDT’s ownership interest in Net2Phone was approximately 20.5% and 18.8%, respectively. Accordingly, during the six months ended January 31, 2002 and 2003 IDT recorded approximately 79.5% and 81.2%, respectively of Net2Phone’s results attributed to the remainder shareholders in the minority interests line of the condensed consolidated statements of operations. Prior to October 23, 2001, we accounted for our investment in Net2Phone under the equity method of accounting and accordingly, such results were included in the equity in loss of affiliates line of our condensed consolidated statements of operations.

Revenues. Revenues were $29.4 million in the six months ended January 31, 2002 (Net2Phone was reconsolidated on October 23, 2001) compared to $43.8 million for the six months ended January 31, 2003. During the six months ended January 31, 2003, Net2Phone purposefully de-emphasized seeking revenues from relatively low-margin services, such as disposable calling cards, in favor of building up activities to generate revenues in relatively high-margin services, such as international communications services, during the upcoming periods.

Direct Cost of Revenues. Net2Phone’s direct cost of revenues consists primarily of network costs associated with carrying its customers’ traffic on its network and leased networks, routing their calls through a local telephone company to reach their final destination, the wholesale costs of Internet telephony devices, ad serving costs and e-

mail box hosting fees. It also includes the cost of purchasing, storing and shipping Internet telephony equipment. Total direct cost of revenues, excluding depreciation and amortization, was $12.3 million in the six months ended January 31, 2002 (Net2Phone was reconsolidated on October 23, 2001) compared to $23.0 million in the six months ended January 31, 2003. As a percentage of total Internet Telephony revenues, total direct costs was 41.8% in the six months ended January 31, 2002, compared to 52.5% in the six months ended January 31, 2003.

Selling, General and Administrative. Selling, general and administrative expenses consist of employee salaries and associated benefits; the expenses associated with acquiring customers, including commissions paid to sales partners, advertising costs, travel, entertainment, referral fees and amounts paid to strategic partners in connection with revenue-sharing arrangements, and the costs of insurance, legal, rent, utilities, shipping, consulting and other items. Selling, general and administrative expenses decreased 30.6% from $47.0 million in the six months ended January 31, 2002 to $32.6 million in the six months ended January 31, 2003. The decrease is due to continuing cost management initiatives and elimination of certain expenses directly related to the restructurings of Net2Phone’s operations that were announced during Fiscal 2002 and October 2002. As a percentage of total Internet Telephony revenues, these costs were 74.4% in the six months ended January 31, 2003. Net2Phone anticipates that selling, general and administrative expenses (excluding restructuring, severance, impairment and other items) will decrease in the remainder of Fiscal 2003, as it benefits from the effects of the restructuring of its operations.

Depreciation and Amortization. Depreciation and amortization expense decreased 38.8% from $8.0 million in the six months ended January 31, 2002 to $4.9 million in the six months ended January 31, 2003. The decrease is primarily due to the lower asset base as a result of the impairment charge for long-lived assets recognized during the quarter ended April 30, 2002. As a percentage of total Internet Telephony revenues, depreciation and amortization expense was 11.2% in the six months ended January 31, 2003. Net2Phone anticipates depreciation and amortization expense to decline through April 30, 2003 as a result of the impairment charges recorded during the first quarter of Fiscal 2003.

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

Restructuring, Severance and Impairment Charges. Restructuring, severance and impairment charges were $21.2 million in the six months ended January 31, 2002 compared to $5.9 million in the six months ended January 31, 2003.

The following table summarizes the charges included in restructuring, severance and impairment charges in the condensed consolidated statements of operations:

	Six months ended January 31,
	2003	2002
	(in thousands)
First quarter 2003 restructuring	$6,039	$—
November 2001 restructuring	—	10,367
Restructuring reserve adjustments	(2,158)	—

Separation agreements	1,995	10,830

Total	$5,876	$21,197

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

November 2001 Restructuring

In November 2001, Net2Phone announced plans to restructure its operations, which included the elimination of various lines of development business related to Voice Hosting products and Enterprise products, relocation of certain facilities, and a reduction in workforce by approximately 270 employees. As a result of this restructuring, during the six months ended January 31, 2002, Net2Phone incurred charges of $0.9 million related to the write down of certain assets and a litigation-related reserve, $6.2 million related to employee terminations, $1.9 million related to the exit from operations at various locations, and $1.4 million related to the cancellation of various equipment and network build out costs.

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

Separation Agreements

As a result of separation agreements entered into in Fiscal 2002 with Net2Phone’s former Chief Executive and Chief Financial Officers, Net2Phone incurred a charge of $2.0 million and $10.8 million during the six months ended January 31, 2003 and 2002, respectively, and expects to incur future charges of approximately $1.8 million relating to these separation agreements.

Income (Loss) from Operations. Loss from Net2Phone’s operations was $59.0 million in the six months ended January 31, 2002 compared to $35.5 million of income from operations in the six months ended January 31, 2003. Included in Net2Phone’s income from operations for the six months ended January 31, 2003 were $5.9 million of restructuring, severance and impairment charges and a $58.0 million gain from the settlement by Net2Phone of litigation.

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

As of January 31, 2003, we had cash, cash equivalents and marketable securities of approximately $1.1 billion, which includes $111.6 million held by Net2Phone, and working capital of approximately $839.7 million. We generated cash flow from operating activities of approximately $10.2 million during the six months ended January 31, 2003, compared with cash flow used in operating activities of approximately $5.7 million during the six months ended January 31, 2002. Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on the timing of operating cash receipts and payments, especially trade accounts receivable and trade accounts payable. Gross trade accounts receivable, trade accounts payable and accrued expenses have generally increased from period to period as our businesses have grown.

We used approximately $244.0 million in cash to fund investing activities during the six months ended January 31, 2003. This compares to net cash flows used in investing activities of $35.4 million during the six months ended January 31, 2002. The primary use of cash used in investing activities during the six months ended January 31, 2003 was the net purchases of $211.5 million of marketable securities (primarily U.S. Government Agency Obligations). Our capital expenditure investments were approximately $26.9 million in the six months ended January 31, 2003, compared to approximately $21.4 million in the six months ended January 31, 2002, as we have continued to expand IDT Telecom’s international and domestic telecommunications network infrastructure. We have experienced a significant reduction in the cost of equipment purchases, as a result of significant decreases in the prices of telecom equipment and related assets. The future minimum payments of principal and interest on our capital lease obligations are $15.4 million, $26.0 million, $16.2 million, $12.5 million, $2.7 million, and $1.7 million for the remainder of Fiscal 2003, Fiscal 2004, Fiscal 2005, Fiscal 2006, Fiscal 2007, and thereafter, respectively. Throughout Fiscal Year 2003, we anticipate making considerable expenditures, designed to expand our global telecommunications network. Key elements of its network expansion plan for Fiscal Year 2003 include the addition of a second international gateway switch in the UK, and another two international gateway switches in the U.S. (which will bring IDT’s total to six U.S. gateway switches). During the six months ended January 31, 2003, the second international gateway switch in the UK, and one international gateway switch in the U.S. were completed. We also expect to expand our calling card platform in the U.S. In addition, IDT anticipates making additional expenditures to upgrade its network in South America. For the full 2003 fiscal year, we anticipate capital expenditures in the $50 million to $75 million range. This estimate is highly contingent upon several factors, including, but not limited to, market prices for telecommunications equipment, the availability of such equipment in the distressed asset market and the specific timing of our network expansion projects. We have generally adopted a strategy of investing in network expansion only as the need arises, as dictated by our telecommunications traffic volumes. Therefore, the timing of our network expansion, and the coincident purchases of property, plant and equipment, is highly dependent upon the timing and magnitude of the growth in our telecommunications minutes-of-use. We expect to fund our purchases of property, plant and equipment from our operating cash flows and our cash, cash equivalents and marketable securities balances. From time to time, we will also finance a portion of our capital expenditures through capital leases, with the cost of such financing the primary consideration in determining our financing activity.

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

We had $19.7 million in cash flow used in our financing activities during the six months ended January 31, 2003, compared to $25.9 million in cash flow provided by our financing activities during the six months ended January 31, 2002. We received approximately $4.8 million in proceeds from the exercise of stock options during the six months ended January 31, 2003, compared to $31.3 million received during the six months ended January 31, 2002. In addition, we received proceeds of $30.0 million during the six months ended January 31, 2002 from the sale of subsidiary stock. We also paid $15.3 million to repurchase IDT shares in the first quarter of Fiscal 2002, through our stock buyback program, mentioned above.

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

In the past, and over time, we believe that these factors tend to offset each other, with prices and costs moving in the same general direction. However, over a shorter-term, such as one quarter or one year, the drop in pricing could outpace the drop in costs, or vice versa. In addition, due to continued pricing pressure in most of the retail and wholesale markets in which we compete, we might be compelled to pass along most or all of our per-minute cost savings to our customers in the form of lower rates. We might also be unable, in the event that some of our per-minute costs rise, to immediately pass along the additional costs to our customers in the form of higher rates. Consequently, over any given period, gross margins could expand or narrow, based solely on the timing of changes in revenue-per-minute and cost-per-minute. Our long-term strategy involves terminating a larger proportion of minutes on our own network, thereby lowering costs and preserving margins even in a weaker price environment, as we become less subject to the prices charged by third parties for terminating our minutes over their networks. In addition, as our minutes-of-use have steadily grown, we have attempted to leverage our buying power and our strong balance sheet to negotiate more favorable rates with our suppliers. However, in the short term, the incremental demand for usage might outpace the rate of deployment of additional network capacity, particularly in light of our expectation for continued growth in our minutes volume. As such, there can be no assurance that we will be able to maintain our gross margins at the current level, in the face of lower per-minute revenues.

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

Changes in Other Current Assets, Trade Accounts Receivable, Allowance for Doubtful Accounts and Deferred Revenue

Our other current assets increased from $78.8 million at July 31, 2002 to $85.3 million at January 31, 2003, due primarily to increases in inventories and other receivables. Gross trade accounts receivable increased from $168.2 million at July 31, 2002 to $176.4 million at January 31, 2003, reflecting primarily the increase in revenues.

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

The allowance for doubtful accounts as a percentage of gross trade accounts receivable increased from 23.3% at July 31, 2002, to 30.1% at January 31, 2003. The increase reflects primarily the growth of the consumer long distance business, whose customers have traditionally required a larger reserve than do wholesale customers and retail calling card distributors.

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

The following tables quantify our future contractual obligations and other commercial commitments, which consist primarily of capital and operating lease obligations as of January 31, 2003 (in millions):

Contractual Obligations

Payments Due by Period

	Total	Less than 1 year	1 –3 years	4 –5 years	After 5 years
Capital lease obligations	$74.5	$29.5	$34.4	$9.8	$0.8
Operating leases	466.2	110.8	100.2	101.5	153.7
Other long-term obligations (1)	25.6	25.6	—	—	—

Total contractual obligations	$566.3	$165.9	$134.6	$111.3	$154.5

(1)

Consists of (i) our $8.4 million obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T and (ii) Net2Phone’s $17.2 million obligation to guarantee the value of

0.6 million shares of Net2Phone’s common stock to certain former shareholders of Aplio, a Net2Phone subsidiary.

Other Commercial Commitments

Payments Due by Period

	Total	Less than 1 year	1 –3 years	4 –5 years	After 5 years
Standby letters of credit	$32.3	$21.4	$8.8	$0.2	$1.9
Guarantees	3.3	0.2	—	—	3.1

Total commercial commitments	$35.6	$21.6	$8.8	$0.2	$5.0

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

The Securities and Exchange Commission’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in commodity prices. We are exposed to changes in interest rates primarily from our investments in cash equivalents and marketable securities. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. We do not consider our market risk exposure relating to foreign currency exchange to be material, as we generally have sufficient cash outflows based in these currencies to largely offset the cash inflows based in these currencies, thereby creating a natural hedge. In order to mitigate the risk associated with the small amounts of remaining net foreign exchange exposure, which we experience from time to time, we have, on occasion, entered into foreign exchange hedges. In addition to but separate from our primary business, at times we hold a small portion of our total asset portfolio in hedge funds for speculative and strategic purposes. As of January 31, 2003 our investments in such hedge funds was approximately $26.0 million. Investments in hedge funds carry a significant degree of risk, which will depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that hedge fund money managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our interests in these funds may go down as well as up and we may not receive, upon redemption, the amounts originally invested.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective at recording, processing, summarizing and reporting, within the time period specified, in the SEC’s rules and forms, the information that is required to be disclosed in our periodic reports filed or submitted under the Exchange Act.

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

In September 2001, Alfred West filed a complaint against us in the U.S. District Court for the District of New Jersey seeking monetary damages of $25 million for alleged breach of his employment contract and wrongful termination. We filed counterclaims for fraud, negligent misrepresentation, breach of fiduciary duty, tortious interference and breach of contract. The parties have completed fact discovery. Expert reports have been exchanged and motions for summary judgment have been filed.

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

On or about July 25, 2002, PT-1 Communications, Inc. filed a summons and complaint against us in the U.S. Bankruptcy Court for the Eastern District of New York. PT-1 seeks (a) to recover damages for certain fraudulent transfers of property of PT-1’s bankruptcy estate, (b) to recover damages for unjust enrichment, and (c) to recover damages from breaches under the agreement between the parties for the sale of PT-1’s debit card business to us, including our alleged failure to remit payment for use of certain telecommunication and platform services on or through PT-1’s switches. We served our answer and counterclaim on September 18, 2002. The parties exchanged initial discovery. Although the litigation is in the early stages, we believe that we have valid defenses to PT-1’s claims and we will vigorously defend this action.

On or about September 16, 2002, a complaint was filed by Mark B. Aronson in the Court of Common Pleas of Allegheny County, Pennsylvania seeking certification of a class consisting of consumers who were charged a fee when we switched underlying carriers from Global Crossing Ltd. to AT&T. We removed this case to the Federal District Court in the Western District of Pennsylvania. At this point no specific damages are sought in the complaint and we cannot yet quantify its exposure. The Court is currently contemplating a motion to remand the case to the State Court and/or to transfer the case to the FCC.

On or about September 19, 2002, a complaint was filed by Ramon Ruiz against us in the Supreme Court of the State of New York seeking certification of a class consisting of New York residents who allegedly purchased and used our prepaid calling cards from July 31, 2001 to the present and were charged any fee that was not specifically disclosed on the card packaging prior to purchase. The complaint seeks damages in excess of $100 million. We filed our answer on November 19, 2002. The plaintiff filed a motion for a preliminary injunction. We are in the process of providing initial responses to discovery requests.

On or about October 11, 2002, a complaint was filed by Paul Zedeck against us in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, seeking certification of a class consisting of Florida residents who allegedly purchased and used our prepaid calling cards from July 31, 2001 to the present and were charged any fee that was not specifically disclosed on the card packaging prior to purchase. The damages sought have not yet been quantified. We filed an answer on December 6, 2002. We are evaluating the potential impact and our approach to contesting the claim or attempts to certify the class. We are in the process of providing initial responses to discovery requests.

On or about October 18, 2002, a complaint was filed by Morris Amsel against the us in the Supreme Court of the State of New York seeking certification of a class consisting of consumers who allegedly purchased our calling cards. Plaintiff’s complaint relates to payphone charges and international rates. The complaint seeks damages of not less that $100 million. On or about November 21, 2002, we served an answer to the complaint. We also removed this case to the United States District Court for the Southern District of New York. We are evaluating the potential impact and its approach to contesting the claim or attempts to certify the class. We are also in the process of providing initial responses to discovery requests.

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

On or about December 13, 2002, a complaint was filed by Ana Cardoso and Maria Calado against us in the Superior Court of the State of New Jersey, Union County, seeking certification of a nationwide class consisting of consumers throughout the United States who allegedly purchased our prepaid calling cards and were charged any fee that was not specifically disclosed on the card packaging prior to purchase. The damages sought have not yet been quantified. We are evaluating the potential impact and our approach to contesting the claim or attempts to certify the class. On or about February 6, 2003, we served answers to the Complaint. IDT also removed this case to the Federal District Court for the District of New Jersey. We have served initial disclosures in this matter.

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

Worldcom, Inc. and its U.S. affiliates filed a petition for Chapter 11 bankruptcy on July 21, 2002. On January 17, 2003, Worldcom demanded that IDT pay Worldcom approximately $19.5 million, representing amounts Worldcom owed IDT and which IDT allegedly deducted by way of offset (pre- and post-petition) against amounts IDT owed to Worldcom. After some discussions between the parties, Worldcom has reduced its demand to approximately $6.0 million for amounts allegedly deducted post-petition by IDT, by way of offset, in connection with pre-petition obligations. Worldcom agreed to engage in a settlement conference with IDT in an effort to determine whether an agreement could be reached regarding IDT’s rights to offset mutual pre-petition obligations in the amount of $6.0 million and Worldcom is not demanding payment of this amount at this time.

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

Pursuant to a resolution adopted by the Board of Directors of the Company, the Company issued 33,445 shares of its Class B common stock, par value $.01 per share, in January 2003 to Liore Alroy, an outside consultant, as compensation for services rendered on behalf of the Company.

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

Our Annual Meeting of Stockholders (the “Meeting”) was held on December 11, 2002. The following matters were submitted to our stockholders for their vote, and the results of the vote taken at the Meeting were as follows:

1.	Five of our Class I Directors were elected for a term of three years.

Class I Directors	Votes For	Votes Withheld	Broker Non-Votes
James A. Courter	45,658,977	4,688,965	0

Stephen R. Brown	45,600,036	4,767,906	0

Marc E. Knoller	45,600,036	4,767,906	0

J. Warren Blaker	48,403,585	1,944,357	0

William F. Weld	44,172,463	364,778	0

The following directors were not up for election at the meeting and continued in office:

Class II Directors	Class III Directors
Meyer A. Berman	Howard S. Jonas

Moshe Kaganoff	Joyce J. Mason

Michael Fishberger	Geoffrey Rochwarger

Paul Reichman	Michael J. Levitt

Saul K. Fenster

2.	An Amendment to the Company’s 1996 Stock Option and Incentive Plan, as Amended and Restated (the “Plan”) was ratified. The Company’s stockholders approved an amendment to the Plan that increased the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 3,000,000 shares.

Votes For	Votes Against	Abstentions	Broker Non-Votes
35,291,738	7,992,186	71,969	6,992,051

3.	The grant of options to purchase shares of the Company’s Class B common stock to certain officers and directors of the Company. The Company’s stockholders approved the grant of options to purchase up to an aggregate of 975,000 shares of the Company’s Class B common stock granted outside of the Plan to certain officers and directors of the Company.

Votes For	Votes Against	Abstentions	Broker Non-Votes
38,135,342	8,319,574	110,567	4,782,459

4.	The appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending July 31, 2003 was ratified.

Votes For	Votes Against	Abstentions	Broker Non-Votes
49,712,584	574,017	51,541	0

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit Number	Description

3.02*	Amended and Restated By-laws of IDT Corporation

10.61*	Amended and Restated Value Guarantee Agreement, dated December 19, 2002, by and between IDT Corporation and AT&T Corp.

10.62*	Assignment and Assumption Agreement, dated December 19, 2002, by and among IDT Investments, Inc., IDT Corporation and AT&T Corp.

10.63*	Purchase Agreement, dated December 19, 2002, by and among AT&T Corp., ItelTech, LLC, IDT Corporation, IDT Investments, Inc., IDT Domestic-Union, LLC, Liberty Media Corporation, LMC Animal Planet, Inc., Liberty N2P II, Inc. and NTOP Holdings, LLC

31.1**	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the original Form 10-Q filed on March 14, 2003.
**	Filed herewith.

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