Form 10-Q/A
period 2003-04-30
IDT CORP
filed 2003-09-03
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 3

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

EXPLANATORY NOTE

We are filing this Amendment No. 3 on Form 10-Q/A to our quarterly report for the period ended April 30, 2003 primarily for the purpose of restating our financial statements and other financial information included in this report to consolidate the results of Net2Phone, Inc. for the period beginning on October 23, 2001 through July 31, 2002. In our original quarterly report for the period ended April 30, 2002 on Form 10-Q, we accounted for our investment in Net2Phone during this period using the equity method. Note 2 to our condensed consolidated financial statements included in this report summarizes the basis for this restatement. In addition, we have made certain other changes throughout this report to include additional information regarding Net2Phone, and our investment therein, and to clarify and supplement previously disclosed information regarding topics other than Net2Phone.

We have amended and restated our Quarterly Report on Form 10-Q for the period ended April 30, 2003 in its entirety because the changes referenced above have been made throughout the report. This Amendment No. 3 does not contain updates to reflect any events occurring after the original June 16, 2003 filing of our quarterly report on Form 10-Q for the period ended April 30, 2003. All information contained in this Amendment No. 3 is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission, as may be amended, for periods subsequent to the date of the original filing of the quarterly report on Form 10-Q.

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

IDT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	April 30, 2003	July 31, 2002
	(Unaudited)	(Note 1)
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$243,415	$415,464
Marketable securities	794,259	684,502
Trade accounts receivable, net	133,127	129,308
Other current assets	88,199	78,796

Total current assets	1,259,000	1,308,070

Property, plant and equipment, net	288,070	283,506
Restricted cash	21,290	—
Goodwill	34,424	34,411
Licenses and other intangibles, net	24,310	27,242
Investments	39,471	44,085
Marketable securities	—	18,704
Other assets	62,835	61,644

Total assets	$1,729,400	$1,777,662

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$97,760	$128,863
Accrued expenses	173,601	160,159
Deferred revenue	120,836	120,206
Capital lease obligations—current portion	25,318	25,963
Other current liabilities	33,412	19,491

Total current liabilities	450,927	454,682

Deferred tax liabilities, net	191,436	233,518
Capital lease obligations—long-term portion	38,502	48,068
Other liabilities	14,299	5,060

Total liabilities	695,164	741,328
Minority interests	162,184	166,564
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000,000; no shares issued	—	—
Common stock, $.01 par value; authorized shares—100,000,000; 25,147,360 and 24,988,597 shares issued at April 30, 2003 and July 31, 2002, respectively; 19,727,397 and 19,568,634 shares outstanding at April 30, 2003 and July 31, 2002, respectively	197	196
Class A common stock, $.01 par value; authorized shares—35,000,000; 9,816,988 shares issued and outstanding at April 30, 2003 and July 31, 2002	98	98
Class B common stock, $.01 par value; authorized shares—100,000,000; 55,044,832 and 54,009,844 shares issued at April 30, 2003 and July 31, 2002, respectively; 51,025,669 and 49,990,681 shares outstanding at April 30, 2003 and July 31, 2002, respectively	510	500
Additional paid-in capital	636,445	606,387
Treasury stock, at cost, consisting of 5,419,963 shares of common stock and 4,019,163 shares of Class B common stock	(153,713)	(153,713)
Accumulated other comprehensive loss	(4,369)	(2,435)
Retained earnings	392,884	418,737

Total stockholders’ equity	872,052	869,770

Total liabilities and stockholders’ equity	$1,729,400	$1,777,662

See notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
		(Restated)		(Restated)
Revenues	$454,870	$419,447	$1,348,808	$1,152,947
Costs and expenses:
Direct cost of revenues (exclusive of items shown below)	347,117	323,062	1,036,172	886,758
Selling, general and administrative	104,967	131,509	316,863	331,786
Depreciation and amortization	22,349	23,791	65,279	61,876
Settlement by Net2Phone of litigation	—	—	(58,034)	—
Non-cash compensation	16,629	9,061	23,762	15,835
Restructuring, severance and impairment charges	1,707	114,436	9,033	138,414

Total costs and expenses	492,769	601,859	1,393,075	1,434,669

Loss from operations	(37,899)	(182,412)	(44,267)	(281,722)
Interest income, net	6,721	4,531	21,345	17,193

Other income (expense):
Gain on sale of subsidiary stock	22,422	—	22,422	—
Equity in loss of affiliates	—	—	(3,811)	(5,812)
Investment and other income (expense), net	(10,362)	(4,432)	(15,365)	(10,353)

Loss before minority interests, income taxes and cumulative effect of accounting change	(19,118)	(182,313)	(19,676)	(280,694)
Minority interests	(1,003)	111,487	(46,953)	147,384
Benefit from income taxes	10,818	21,233	40,776	55,173

Loss before cumulative effect of accounting change	(9,303)	(49,593)	(25,853)	(78,137)
Cumulative effect of accounting change, net of income taxes of $3,525	—	—	—	(146,983)

Net loss	$(9,303)	$(49,593)	$(25,853)	$(225,120)

Loss per share:
Loss before cumulative effect of accounting change:
Basic	$(0.12)	$(0.64)	$(0.32)	$(1.06)
Diluted	$(0.12)	$(0.64)	$(0.32)	$(1.06)
Cumulative effect of accounting change, net of income taxes:
Basic	$—	$—	$—	$(2.00)
Diluted	$—	$—	$—	$(2.00)
Net loss:
Basic	$(0.12)	$(0.64)	$(0.32)	$(3.06)
Diluted	$(0.12)	$(0.64)	$(0.32)	$(3.06)
Weighted-average number of shares used in calculation of loss per share:
Basic	80,262	76,938	79,808	73,592

Diluted	80,262	76,938	79,808	73,592

See notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended April 30,
	2003	2002
		(Restated)
Net cash provided by (used in) operating activities	$11,185	$(27,823)

Investing activities
Purchases of property, plant and equipment	(51,436)	(36,189)
Issuance of notes receivable	(6,971)	(12,861)
Purchases of investments	(10,348)	(44,974)
Acquisitions	—	(43,450)
Increase in cash from consolidation of Net2Phone	—	144,177
Purchases of marketable securities	(1,741,131)	(580,571)
Sales and maturities of marketable securities	1,648,484	312,999

Net cash used in investing activities	(161,402)	(260,869)

Financing activities
Proceeds from exercise of stock options	10,046	44,471
Repayments of capital lease obligations	(19,509)	(16,654)
Repurchases of common stock and Class B common stock	—	(15,639)
Proceeds from sales of subsidiaries stock	25,000	30,000
Cash restricted against letters of credit	(21,290)	—
Distributions to minority shareholders of subsidiaries	(16,079)	(13,708)

Net cash (used in) provided by financing activities	(21,832	28,470

Net decrease in cash and cash equivalents	(172,049)	(260,222)
Cash and cash equivalents, beginning of period	415,464	1,091,071

Cash and cash equivalents, end of period	$243,415	$830,849

Supplemental schedule of non-cash investing and financing activities
Purchases of property, plant and equipment through capital lease obligations	$9,298	$20,200

Issuance of Class B common stock for acquisitions	$—	$30,764

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

Note 2—Consolidation of Net2Phone and Restatement

The condensed consolidated financial statements in this Amendment No. 3 to the Company’s quarterly report on Form 10-Q for the quarterly period ended April 30, 2003 have been restated to consolidate the results of Net2Phone for the period beginning on October 23, 2001 through July 31, 2002. In the original report, the Company accounted for its investment in Net2Phone during this period using the equity method. The change in accounting for the Company’s investment in Net2Phone from the equity method to consolidation does not change the Company’s net loss or loss per share for any previously reported period.

As explained below, and in note 2 to the condensed consolidated financial statements included in the Company’s original quarterly report on Form 10-Q for the period ended April 30, 2003, the determination of whether to account for the Company’s interest in Net2Phone through the equity method or consolidation was dependent on whether the Company’s control of NTOP Holdings, LLC, through which the Company holds its investment in Net2Phone, was deemed to be temporary.

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

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table represents selected financial data as originally reported and as restated due to the restatement, as of and for the three and nine months ended April 30, 2002 (in thousands):

	Three Months Ended		Nine Months Ended
	As originally reported	As restated	As originally reported	As restated
Revenues	$401,653	$419,447	$1,114,887	$1,152,947
Loss from operations	(42,829)	(182,412)	(83,168)	(281,722)
Net loss	(49,593)	(49,593)	(225,120)	(225,120)

	Nine Months Ended
	As originally reported	As restated
Cash, cash equivalents and marketable securities (including restricted cash)	1,054,719	1,143,399
Working capital	881,127	887,122
Total assets	1,765,048	1,904,491
Total stockholders’ equity	940,542	904,491

Net cash provided by (used in) operating activities	16,249	(27,823)
Net cash used in investing activities	(384,170)	(260,869)
Net cash provided by financing activities	29,819	28,470

Pursuant to the operating agreement of the LLC, AT&T received 29 Class A units of the LLC, and had the right to put 6 of these units to IDT and 23 of these units to Liberty Media after one year. On October 29, 2002, AT&T exercised its put rights and sold all of its Class A units to IDT and Liberty Media for a nominal amount. As a result of this transaction, AT&T is no longer a member of the LLC. IDT continues to hold the controlling membership interest in the LLC and is the managing member of the LLC. As of April 30, 2003, IDT’s economic effective equity investment in Net2Phone (through the LLC) was 18.6%. Accordingly, the Company recorded in minority interests the 81.4% of Net2Phone’s results attributable to the remaining shareholders of Net2Phone.

Note 3—Stock-Based Compensation

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

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net loss, as reported	$(9,303)	$(49,593)	$(25,853)	$(225,120)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects and minority interests	8,397	2,445	9,974	3,517
Deduct: Total stock-based employee compensation expense determined under the fair value based method of accounting for all awards, net of related tax effects and minority interests	(17,641)	(8,402)	(31,510)	(20,083)

Pro forma net loss	$(18,547)	$(55,550)	$(47,389)	$(241,686)

Loss per share:
Basic—as reported	$(0.12)	$(0.64)	$(0.32)	$(3.06)

Basic—pro forma	$(0.23)	$(0.72)	$(0.59)	$(3.28)

Diluted—as reported	$(0.12)	$(0.64)	$(0.32)	$(3.06)

Diluted—pro forma	$(0.23)	$(0.72)	$(0.59)	$(3.28)

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

	Wholesale Telecommunications Services	Retail Telecommunications Services	IDT Solutions (1)	Internet Telephony	IDT Media	Corporate	Total
Three Months Ended April 30, 2003
Revenues	$109,156	$299,865	$20,766	$19,585	$5,498	$—	$454,870
Segment operating income (loss)	(6,081)	21,761	(19,625)	(9,830)	(2,278)	(21,846)	(37,899)
Three Months Ended April 30, 2002
Revenues	73,236	285,436	33,095	23,521	4,159	—	419,447
Segment operating income (loss)	(6,540)	19,079	(43,863)	(139,583)	(5,003)	(6,502)	(182,412)

Nine Months Ended April 30, 2003
Revenues	$288,178	$914,870	$65,933	$63,357	$16,470	$—	$1,348,808
Segment operating income (loss)	(22,708)	66,060	(67,493)	25,672	(6,406)	(39,392)	(44,267)
Nine Months Ended April 30, 2002
Revenues	206,616	825,503	52,269	52,953	15,606	—	1,152,947
Segment operating income (loss)	(25,349)	42,001	(62,996)	(198,554)	(17,234)	(19,590)	(281,722)

(1)	IDT acquired the assets currently held by Winstar (through which the IDT Solutions segment operates) in December 2001. Accordingly, results of operations for the nine months ended April 30, 2002 for the IDT Solutions segment reflect only the period that the Company owned and operated the Winstar assets.

Note 5—Earnings Per Share

The Company computes earnings per share under the provisions of SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of potentially dilutive stock options and contingently issuable shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. For the periods reported in the condensed consolidated financial statements included in this report, the diluted earnings per share amounts equal basic earnings per share because the Company had net losses and the impact of the assumed exercise of stock options and contingently issuable shares would have been anti-dilutive.

Note 6—Comprehensive Loss

The Company’s comprehensive loss consists of the following (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
Net loss	$(9,303)	$(49,593)	$(25,853)	$(225,120)
Foreign currency translation adjustments	(406)	3,977	(654)	(1,689)
Unrealized losses in available-for-sale securities	(1,566)	(489)	(1,040)	(564)

Comprehensive loss	$(11,275)	$(46,105)	$(27,547)	$(227,373)

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

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Three Months Ended April 30, 2002	Nine Months Ended April 30, 2002
Revenues	$419,447	$1,225,647
Loss before cumulative effect of accounting change	$(49,593)	$(158,616)
Net loss	$(49,593)	$(305,599)
Loss per share:
Loss before cumulative effect of accounting change
Basic	$(0.64)	$(2.12)
Diluted	$(0.64)	$(2.12)
Net loss
Basic	$(0.64)	$(4.09)
Diluted	$(0.64)	$(4.09)
Weighted-average number of shares used in calculation of loss per share:
Basic	77,334	74,747

Diluted	77,334	74,747

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

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In January 2003, the FASB issued Interpretation No. 46, (FIN 46) “Consolidation of Variable Interest Entities.” FIN 46 requires a company to consolidate a variable interest entity (“VIE”), as defined, when the company will absorb a majority of the variable interest entity’s expected losses, receive a majority of the variable interest entity’s expected residual returns, or both. FIN 46 also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46 applies immediately to a VIE created or acquired after January 31, 2003. For a VIE acquired before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003. The Company has completed its assessment of the impact of FIN 46 and does not believe that its adoption will have a material impact on the Company.

Note 10—Legal Proceedings

Certain legal proceedings in which the Company is involved are described in the Company’s Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarter ended January 31, 2003. The following discussion is limited to recent developments concerning the Company’s legal proceedings and should be read in conjunction with such earlier Quarterly Report. Unless otherwise indicated, all legal proceedings discussed in the Company’s earlier Quarterly Report remain outstanding.

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

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of our business and have not been finally adjudicated. Although there can be no assurances in this regard, in the opinion of the Company’s management,

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

such proceedings, as well as the aforementioned actions, will not have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

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

Note 12—Restructuring, Severance and Impairment Charges

Restructuring, severance and impairment charges were $1.7 million and $9.0 million for the three and nine months ended April 30, 2003 compared to $114.4 million and $138.4 million for the three and nine months ended April 30, 2002, respectively.

First Quarter 2003 Restructuring

On October 24, 2002, Net2Phone announced that it was consolidating certain business operations. This consolidation reduced Net2Phone’s staff by approximately 20%, or about 55 employees. As a result of this restructuring, Net2Phone incurred severance charges of $3.2 million, primarily relating to the consolidation in the first quarter of Fiscal 2003 of its development and support organizations. In addition, Net2Phone recorded $1.9 million of asset impairment charges, and $1.8 million of costs to exit various locations and cancel network buildouts. These costs were partially offset by Net2Phone’s reversal of a reserve for cancellation charges, which was reduced as a result of successful settlement negotiations with certain vendors.

November 2001 Restructuring

In November 2001, Net2Phone announced plans to restructure its operations, which included the elimination of various lines of development business related to Voice Hosting products and Enterprise products, the relocation of certain facilities, and a reduction in workforce by approximately 270 employees. As a result of this restructuring, during the nine months ended April 30, 2002, Net2Phone incurred charges of $0.9 million related to the write down of certain assets and a litigation-related reserve, $6.2 million related to employee terminations, $1.9 million related to the reduction of operations at various locations, and $1.3 million related to the cancellation of various equipment and network build out costs.

February 2002 Restructuring

In February 2002, Net2Phone’s ADIR subsidiary announced a reduction of workforce by 60 employees, resulting in a charge of approximately $1.4 million. Also in February 2002, Net2Phone announced plans to reduce its workforce by 85 employees or approximately 28% resulting in a charge of approximately $3.5 million.

April 2002 Restructuring

In April 2002, Net2Phone announced plans to further reduce its workforce by 20 employees. Net2Phone scaled back its technical development team, which had been working on projects related to the restructured businesses. Net2Phone recorded severance of approximately $0.9 million related to this additional workforce reduction.

Impairment of Long-lived and Intangible Assets

An impairment charge of $83.9 million was recognized by Net2Phone during the third quarter of Fiscal 2002 when it determined that the future undiscounted cash flows of its long-lived assets were estimated to be insufficient to recover their related carrying values. As such, the carrying values of these assets were written down to their estimated fair value, estimated

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

using the present value of expected future cash flows. Additionally, during the third quarter of fiscal 2002, as a result of the significant reduction in ADIR’s workforce, the goodwill for ADIR’s software sales reporting unit was tested for impairment and, as a result, a goodwill impairment loss of $11.5 million was recognized by Net2Phone. The fair value used to measure the impairment was estimated using the present value of expected future cash flows. Also during the third quarter of Fiscal 2002, as a result of Net2Phone’s plan to restructure its operations and eliminate various lines of development, an impairment review of Net2Phone’s long-lived assets and identifiable intangible assets was conducted as of April 30, 2002. As a result of this analysis, Net2Phone recorded impairment charges of approximately $2.0 million related to customer lists, $0.5 million related to technology and $1.7 million related to developed product technology assets. The impairment charge was calculated as the amount by which the carrying amount of the assets exceeded their fair values, estimated using the present value of expected future cash flows.

Separation Agreements

As a result of separation agreements entered into in Fiscal 2002 with Net2Phone’s former Chief Executive Officer and Chief Financial Officer, Net2Phone incurred charges of $1.0 million and $3.0 million during the three and nine months ended April 30, 2003, respectively, and $0.8 million and $11.7 million during the three and nine months ended April 30, 2002, respectively. Net2Phone expects to incur future charges of approximately $1.8 million relating to these separation agreements.

Note 13—Gain on Sale of Subsidiary Stock

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q/A (Amendment No. 3), including the notes to the condensed consolidated financial statements, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. Such forward-looking statements include, among other things, our plans to implement our growth strategy, improve our financial performance, expand our infrastructure, develop new products and services, expand our sales force, expand our customer base and enter international markets, and the possible outcome of our litigation. Such forward-looking statements also include our expectations concerning factors affecting the markets for our products and services, such as changes in the U.S. and the international regulatory environment and the demand for long-distance telecommunications. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed in this report. In addition to the factors specifically noted in the forward-looking statements, other important factors that could result in those differences include: potential declines in prices for our products and services; our ability to maintain and grow our retail telecommunications services, particularly our prepaid calling card business; availability of termination capacity; financial stability of our customers; our ability to maintain carrier agreements with foreign carriers; effectiveness of our marketing and distribution efforts; increased competition, particularly from regional bell operating companies; our ability to manage our growth; competitiveness of our Winstar subsidiary; impact of government regulation; our ability to obtain telecommunications products or services required for our products and services; general economic conditions, particularly in the telecommunications markets; and the other factors set forth in our Annual Report on Form 10-K/A (Amendment No. 1) for Fiscal 2002. The forward-looking statements are made as of June 16, 2003, the date of filing of the original Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth herein and the other information set forth from time to time in our reports filed with the United States Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K/A (Amendment No. 1) for Fiscal 2002.

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

We have also been developing various new businesses within our IDT Media segment. We anticipate that IDT Media will continue to incur significant costs related to its existing and other new businesses. The timing and magnitude of further revenues and/or operating profits from these new businesses remains uncertain. In May 2003, IDT Media’s Digital Production Solutions unit (which operates IDT Media’s animation business line) acquired a controlling interest in Film Roman, Inc., an independent animation company, through the purchase of newly issued shares of Film Roman common stock. For the year ended December 31, 2002, Film Roman reported revenues of $43.3 million and a net loss of $8.6 million. In the upcoming quarters, the results of operations of our IDT Media segment will include the consolidation of Film Roman.

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

Three Months Ended April 30, 2003 Compared to Three Months Ended April 30, 2002

In order to enable a straightforward comparison between the three and nine months of Fiscal Year 2003 and the three and nine months of Fiscal Year 2002, and to provide a better understanding of IDT’s core operating results for the three and nine months of Fiscal Year 2003, this Form 10-Q/A presents, as additional information, some financial figures excluding the IDT Solutions segment and Net2Phone. The Winstar assets, through which our IDT Solutions segment operates, were acquired during the second quarter of Fiscal Year 2002, and contributed to revenues for only part of that quarter, and Net2Phone was not consolidated for the majority of the first quarter of Fiscal Year 2002.

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

Consolidated

Revenues. Our revenues increased 8.4%, from $419.5 million in the three months ended April 30, 2002 to $454.9 million in the three months ended April 30, 2003. The increase in our consolidated revenues is mainly attributable to a 14.0% increase in IDT Telecom’s revenues, driven by the significant growth in minutes of use. IDT Telecom’s minutes of use (excluding minutes related to our consumer long distance business, which are not carried through our own network) grew 43.3% from 3.0 billion in the three months ended April 30, 2002 to 4.3 billion in the three months ended April 30, 2003.

Direct Cost of Revenues. Direct cost of revenues increased by 7.4%, from $323.1 million in the three months ended April 30, 2002 to $347.1 million in the three months ended April 30, 2003. The increase is due primarily to the growth in our telecommunications minutes of use. As a percentage of total revenues, direct costs decreased from 77.0% in the three months ended April 30, 2002 to 76.3% in the three months ended April 30, 2003. The decline in direct costs as a percentage of revenues is attributable to overall higher revenues due to the growth of minutes-of-use and because of continued operating efficiency gains and lower prices from suppliers.

Selling, General and Administrative. Selling, general and administrative expenses decreased 20.2%, from $131.5 million in the three months ended April 30, 2002 to $105.0 million in the three months ended April 30, 2003. The decrease is due primarily to continuing cost management initiatives and elimination of certain expenses directly related to the restructurings of Net2Phone’s operations that were announced during Fiscal 2002 and October 2002. As a percentage of total revenues, selling, general and administrative expenses decreased from 31.4% in the three months ended April 30, 2002 to 23.1% in the three months ended April 30, 2003. Selling, general and administrative expense declined as a percentage of revenues due primarily to the significant growth in our revenues for the three months ended April 30, 2003.

We anticipate that selling, general and administrative expenses will increase in dollar terms in the future, and will continue to be a significant percentage of total revenues, as we expand both IDT Telecom’s businesses and our Media businesses.

Depreciation and Amortization. Depreciation and amortization expense decreased 6.3%, from $23.8 million in the three months ended April 30, 2002 to $22.3 million in the three months ended April 30, 2003. The decrease is primarily due to the lower asset base as a result of the impairment charge for long-lived assets recognized by Net2Phone during the quarter ended April 30, 2002. As a percentage of revenues, depreciation and amortization expense decreased from 5.7% in the three months ended April 30, 2002 to 4.9% in the three months ended April 30, 2003. Depreciation and amortization expense decreased, as a percentage of revenues, due to the significant growth in our IDT Telecom revenues offset by the expansion of our telecommunications network infrastructure and facilities. We anticipate that depreciation expense will continue to increase in absolute dollars, as we continue to add to our asset base, particularly in IDT Telecom’s businesses, as we implement our growth strategy.

Non-cash Compensation. Non-cash compensation charges were $9.1 million in the three months ended April 30, 2002, compared to $16.6 million in the three months ended April 30, 2003. Refer to the respective sections of the IDT Telecom, IDT Solutions, Internet Telephony and Corporate segments for a full discussion on non-cash compensation charges.

Restructuring, Severance and Impairment Charges. Restructuring, severance and impairment charges were $114.4 million in the three months ended April 30, 2002 compared to $1.7 million in the three months ended April 30, 2003. Refer to the respective section of the Internet Telephony segment for a full discussion on restructuring, severance and impairment charges.

Loss from Operations. Our loss from operations was $182.3 million in the three months ended April 30, 2002, compared to $37.9 million in the three months ended April 30, 2003. The reduction in our loss from operations was due primarily to IDT Telecom’s increased revenues and gross margins, partially offset by one-time non-cash compensation charges, and also due to Net2Phone’s significant restructuring, severance and impairment charges recorded in Fiscal 2002.

Interest. Net interest income was $4.5 million in the three months ended April 30, 2002, compared to net interest income of $6.7 million in the three months ended April 30, 2003.

Other Income (Expense). Other income (expense) amounted to an expense of $4.4 million in the three months ended April 30, 2002, compared to income of $12.0 million in the three months ended April 30, 2003. Included in other income (expense) in the three months ended April 30, 2003, was a charge of $1.6 million related to an obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T, and net losses from other investments totaling $8.8 million.

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

Included in other expense in the three months ended April 30, 2002 was a $2.2 million charge related to an obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T, and net losses from other investments totaling $2.2 million.

Minority Interests. Minority interests were $111.5 million of income and $1.0 million of expense for the three months ended April 30, 2002 and 2003, respectively. The $112.5 million increase in minority interest income was primarily attributable to the significant minority interest in Net2Phone, of which we owned 18.6% and 20.1% as of April 30, 2003 and 2002, respectively. Accordingly, we recorded in minority interests the 81.4% and 79.9% of Net2Phone’s results attributable to the remaining shareholders of Net2Phone during the three months ended April 30, 2003 and 2002, respectively.

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

IDT Telecom—Retail Telecommunications Services and Wholesale Telecommunications Services Segments

Revenues. IDT Telecom’s revenues increased 14.0%, from $358.7 million in the three months ended April 30, 2002 to $409.0 million in the three months ended April 30, 2003.

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

IDT Telecom’s Wholesale Telecommunications Services revenues increased 49.2%, from $73.2 million in the three months ended April 30, 2002 to $109.2 million in the three months ended April 30, 2003. As a percentage of IDT Telecom’s total revenues, Wholesale Telecommunications Services revenues increased from 20.4% in the three months ended April 30, 2002 to 26.7% in the three months ended April 30, 2003. The increase in revenues resulted from the growth in wholesale carrier minutes, despite a significant decline in the average revenue-per-minute. In recent years, IDT Telecom’s wholesale carrier business has curtailed or ceased completely its sales to financially unstable carriers. During the three months ended April 30, 2003, IDT Telecom continued to rebuild its customer base through the addition of new customers and by increasing sales to its larger, more financially stable customers. Increased sales to international telecom carriers accounted for the bulk of the growth in revenues and gross profits during the quarter.

Direct Cost of Revenues. Direct cost of revenues for IDT Telecom increased 16.9%, from $270.5 million in the three months ended April 30, 2002 to $316.1 million in the three months ended April 30, 2003, due to the higher revenue and minutes base. As a percentage of total IDT Telecom’s revenues, direct costs increased to 77.3% in the three months ended April 30, 2003, from 75.4% in the three months ended April 30, 2002. The increase in direct costs as a percentage of total revenues is attributable to the competitive pricing environment within the telecommunications industry, which resulted in lower revenue per minute price realizations.

Selling, General and Administrative. IDT Telecom’s selling, general and administrative expenses decreased 1.9%, from $62.6 million in the three months ended April 30, 2002 to $61.4 million in the three months ended April 30, 2003. As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses were 17.5% in the three months ended April 30, 2002, compared to 15.0% in the three months ended April 30, 2003. IDT anticipates that selling, general and administrative expenses will remain steady, in absolute dollar terms, over the next few quarters, and should therefore represent a smaller percentage of revenues, as overall revenues increase.

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

Throughout the remainder of Fiscal 2003, IDT Solutions will continue to focus its sales force towards targeting small and medium sized businesses, which are concentrated within IDT Solutions’ footprint of 3,000 provision-ready buildings (i.e., buildings in which IDT Solutions’ technology is currently deployed). IDT Solutions will also continue to target Fortune 500 companies, as well as the various civilian and defense agencies of the U.S. government. IDT Solutions will also be developing an agent channel to support its existing sales force initiatives.

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

IDT Media Segment

In May 2003, IDT Media’s Digital Production Solutions unit (which operates IDT Media’s animation business line) acquired a controlling interest in Film Roman, Inc., an independent animation company, through the purchase of newly issued shares of Film Roman common stock. For the year ended December 31, 2002, Film Roman reported revenues of $43.3 million and a net loss of $8.6 million. In the upcoming quarters, our results from operations will include the consolidation of Film Roman.

Revenues. Revenues from IDT Media’s businesses increased 31.0%, from $4.2 million in the three months ended April 30, 2002 to $5.5 million in the three months ended April 30, 2003. In Fiscal 2002, IDT Media gradually exited its Digital Subscriber Line (“DSL”) business. Currently, IDT Media’s revenues are primarily comprised of revenues from its CTM Brochure Display, Inc. business, a brochure distribution company.

Direct Cost of Revenues. Direct cost of revenues decreased from $0.7 million in the three months ended April 30, 2002 to $0.4 million in the three months ended April 30, 2003. As a percentage of IDT Media’s revenues, these costs decreased from 16.7% for the three months ended April 30, 2002 to 7.3% for the three months ended April 30, 2003. Most of IDT Media’s businesses remain in the early stages of their development. As such, we anticipate that direct costs will continue to account for a relatively small percentage of IDT Media’s revenues, with most of the expenses associated with these businesses to be incurred in the form of selling, general, administrative and development costs.

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

IDT Internet Telephony Segment

The Internet Telephony business segment reflects the results of Net2Phone, which we reconsolidated effective October 23, 2001. As of April 30, 2003, IDT’s ownership interest in Net2Phone was approximately 18.6%. Accordingly, IDT recorded approximately 81.4% of Net2Phone’s results attributable to the remaining shareholders in the minority interests line of the condensed consolidated statements of operations. Prior to October 23, 2001, we accounted for our investment in Net2Phone under the equity method of accounting and, accordingly, such results were included in the equity in loss of affiliates line of the condensed consolidated statements of operations.

Revenues. Net2Phone’s revenues are primarily derived from per-minute charges billed to its customers on a prepaid basis and from the sale of Internet telephony equipment and services to resellers and other carriers. Revenues decreased 16.6% from $23.5 million in the three months ended April 30, 2002 to $19.6 million for the three months ended April 30, 2003. In the second quarter of Fiscal 2003, Net2Phone purposefully de-emphasized seeking revenues from relatively low-margin services, such as disposable calling cards, in favor of building up activities to generate revenues in relatively high-margin services, such as international communications services, during the upcoming periods.

Direct Cost of Revenues. Net2Phone’s direct cost of revenues consists primarily of network costs associated with carrying customer traffic on its network, wholesale costs of Internet telephony devices, ad serving costs and e-mail box hosting fees. It also includes the cost of purchasing, storing and shipping Internet telephony equipment. Total direct cost of revenues, excluding depreciation and amortization, were $9.8million in the three months ended April 30, 2002 compared to $10.0 million in the three months ended April 30, 2003. As a percentage of total Internet Telephony revenues, total direct costs was 41.7% in the three months ended April 30, 2002 compared to 51.0% in the three months ended April 30, 2003 primarily due to changes in traffic calling patterns

Selling, General and Administrative. Selling, general and administrative expenses consist of employee salaries and benefits, the expenses associated with acquiring customers, including commissions paid to sales partners, advertising costs, referral fees and amounts paid to strategic partners in connection with revenue-sharing arrangements, and the costs of insurance, legal services, rent, utilities, shipping, consulting and other items. Selling, general and administrative expenses decreased 49.4% from $25.1million in the three months ended April 30, 2002 to $12.7 million in the three months ended April 30, 2003. The decrease is due primarily to continuing cost management initiatives and elimination of certain expenses directly related to the restructurings of Net2Phone’s operations that were announced during Fiscal 2002 and October 2002. As a percentage of total Internet Telephony revenues, these costs were 106.8% in the three months ended April 30, 2002 compared to 64.8% in the three months ended April 30, 2003. Net2Phone anticipates that selling, general and administrative expenses (excluding restructuring, severance and impairment charges) will decrease for the remainder of Fiscal 2003, as it benefits from the effects of the restructuring of its operations.

Depreciation and Amortization. Depreciation and amortization expense decreased 67.1% from $7.0 million in the three months ended April 30, 2002 to $2.3 million in the three months ended April 30, 2003. The decrease is due to the lower asset base as a result of the impairment charge for long-lived assets recognized during the quarter ended April 30, 2002. As a percentage of total Internet Telephony revenues, depreciation and amortization expense was 29.8% in the three months ended April 30, 2002 compared to 11.7% in the three months ended April 30, 2003.

Non-cash Compensation. Non-cash compensation was $6.7 million in the three months ended April 30, 2002 compared to $2.7 million in the three months ended April 30, 2003. For the three months ended April 30, 2003, Net2Phone’s non-cash compensation primarily resulted from a charge of $1.0 million related to repriced options which are subject to variable accounting treatment and therefore must be marked-to-market each quarter, and a charge of $1.1 million for the amortization of the discount of ADIR shares sold to Net2Phone and ADIR employees in Fiscal 2001. The total discount of approximately $17.9 million is being amortized over the vesting period of such shares.

For the three months ended April 30, 2002, Net2Phone’s non-cash compensation of $6.7 million resulted primarily from a charge of $2.0 million related to repriced options which are subject to variable accounting treatment and therefore must be marked-to-market each quarter, a charge of $1.1 million for the amortization of the discount of ADIR shares sold to Net2Phone and ADIR employees in Fiscal 2001, and for charges taken related to stock options granted at below market value.

Restructuring, Severance and Impairment Charges. Restructuring, severance and impairment charges were $114.4 million in the three months ended April 30, 2002 compared to $1.7 million in the three months ended April 30, 2003. This decrease is due mainly to various impairment charges taken during the third quarter of Fiscal 2002, including an $83.9 million impairment of fixed assets, a $11.5 million impairment of goodwill and a $4.2 million impairment of intangible assets. Also, Net2Phone went through several restructurings during the third quarter of Fiscal 2002, which resulted in significant charges related to workforce reductions, costs associated with exiting various locations and canceling connectivity contracts. Refer to Note 12 of our condensed consolidated financial statements for additional information.

Loss from Operations. Net2Phone’s loss from operations was $139.6 million in the three months ended April 30, 2002 compared to $9.8 million in the three months ended April 30, 2003. The reduction in our loss from operations was primarily attributable to lower restructuring, severance and impairment charges recorded during the three months ended April 30, 2003. Included in Net2Phone’s loss from operations for the three months ended April 30, 2002 and 2003 were $114.4 million and $1.7 million, of restructuring, severance and impairment charges, respectively.

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

Consolidated

Revenues. Our revenues increased 17.0%, from $1,153.0 million in the nine months ended April 30, 2002 to $1,348.8 million in the nine months ended April 30, 2003. Excluding revenues from our IDT Solutions segment, which was acquired in December 2001, and our Internet Telephony segment, consisting of Net2Phone, which was reconsolidated effective October 23, 2001, our revenues increased 16.4%, from $1,047.7 million in the nine months ended April 30, 2002 to $1,219.5 million in the nine months ended April 30, 2003. The increase in our consolidated revenues (excluding our IDT Solutions and Internet Telephony segments) is mainly attributable to a 16.6% increase in IDT Telecom’s revenues. The growth in IDT Telecom’s revenues primarily resulted from a 47.0% growth in minutes of use (excluding minutes related to our consumer long distance business, which are not carried through our own network), from 8.3 billion in the nine months ended April 30, 2002 to 12.2 billion in the nine months ended April 30, 2003.

Direct Cost of Revenues. Direct cost of revenues increased by 16.8%, from $886.8 million in the nine months ended April 30, 2002 to $1,036.2 million in the nine months ended April 30, 2003. Excluding direct costs of revenues from our IDT solutions and Internet Telephony segments, direct cost of revenues increased 15.9%, from $802.2 million in the nine months ended April 30, 2002 to $929.7 million in the nine months ended April 30, 2003. As a percentage of total revenues, direct costs decreased from 77.0% in the nine months ended April 30, 2002 to 76.8% in the nine months ended April 30, 2003 (and decreased from 76.6% to 76.2% excluding our IDT Solutions and Internet Telephony segments). The decline in direct costs as a percentage of revenues is attributable to overall higher revenues due to the growth of minutes-of-use and because of continued operating efficiency gains and lower prices from suppliers.

Selling, General and Administrative. Selling, general and administrative expenses decreased 4.5%, from $331.8 million in the nine months ended April 30, 2002 to $316.9 million in the nine months ended April 30, 2003. Excluding selling, general and administrative expenses from our IDT Solutions and Internet Telephony segments, selling, general and administrative expenses increased 2.9%, from $219.4 million in the nine months ended April 30, 2002 to $225.8 million in the nine months ended April 30, 2003, due primarily to the increased sales and marketing efforts of IDT Telecom as well as increased salaries, facilities costs and professional fees related to the expansion of our infrastructure and bases of operation to facilitate our current and anticipated future growth. As a percentage of total revenues, selling, general and administrative expenses decreased from 28.8% in the nine months ended April 30, 2002 to 23.5% in the nine months ended April 30, 2003 (and from 20.9% to 18.5% excluding our IDT Solutions and Internet Telephony segments). Selling, general and administrative expense declined as a percentage of revenues (excluding IDT Solutions and Internet Telephony) due primarily to the significant growth in our revenues for the nine months ended April 30, 2003.

Depreciation and Amortization. Depreciation and amortization expense increased 5.5%, from $61.9 million in the nine months ended April 30, 2002 to $65.3 million in the nine months ended April 30, 2003. Excluding depreciation and amortization expense from our IDT Solutions and Internet Telephony segments, depreciation and amortization expense increased 10.9%, from $43.6 million in the nine months ended April 30, 2002 to $48.3 million in the nine months ended April 30, 2003, primarily as a result of our higher fixed asset base during the nine months ended April 30, 2003, reflecting the expansion of our telecommunications network infrastructure and facilities. As a percentage of revenues, depreciation and amortization expense decreased from 5.4% in the nine months ended April 30, 2002 to 4.8% in the nine months ended April 30, 2003 (and decreased from 4.2% to 4.0% excluding our IDT Solutions and Internet Telephony segments).

Settlement by Net2Phone of Litigation. Gain on settlement by Net2Phone of litigation was $58.0 million for the nine months ended April 30, 2003. Refer to the respective section of the Internet Telephony segment for a full discussion on the gain on settlement by Net2Phone of litigation.

Non-cash Compensation. Non-cash compensation charges were $23.8 million in the nine months ended April 30, 2003 compared to $15.8 million in the nine months ended April 30, 2002. Refer to the respective sections of the Telecom, IDT Solutions, Corporate and Internet Telephony segments for a discussion on non-cash compensation charges.

Restructuring, Severance and Impairment Charges. Restructuring, severance and impairment charges decreased from $138.4 million in the nine months ended April 30, 2002 to $9.0 million in the nine months ended April 30, 2003. Refer to the respective sections of the Internet Telephony and IDT Telecom segments for a full discussion on restructuring, severance and impairment charges.

Loss from Operations. Our loss from operations was $281.7 million in the nine months ended April 30, 2002 compared to a loss from operations of $44.3 million in the nine months ended April 30, 2003. Excluding the loss from operations of our IDT Solutions and Internet Telephony segments, our loss from operations was $20.2 million in the nine months ended April 30, 2002, compared to $2.5 million in the nine months ended April 30, 2003. The reduction in our loss from operations (excluding our IDT Solutions and Internet Telephony segments) was due primarily to IDT Telecom’s increased revenues, gross margins and operating income, partially offset by one-time non-cash compensation charges.

Interest. Net interest income was $17.2 million in the nine months ended April 30, 2002, compared to net interest income of $21.3 million in the nine months ended April 30, 2003.

Other Income (Expense). Other income (expense) amounted to an expense of $16.2 million in the nine months ended April 30, 2002, compared to income of $3.3 million in the nine months ended April 30, 2003. Included in other income in the nine months ended April 30, 2003, were losses of $3.8 million associated with recording our pro-rata share of an affiliate’s losses, through the equity method of accounting, a charge of $4.7 million related to an obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T, and net losses from other investments totaling $10.4 million.

On April 17, 2003, a subsidiary of Liberty Media purchased from IDT Media 88.235 newly-issued shares of IDT Media’s Class A common stock, at a price of $283,334 per share, representing an aggregate cash purchase price of $25.0 million. In connection with this sale, we recognized a gain of $22.4 million during the nine months ended April 30, 2003.

Included in other expense in the nine months ended April 30, 2002 were losses of $5.8 million associated with recording our pro-rata share of Net2Phone’s net losses through the equity method of accounting, a charge of $3.7 million related to an obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T, and net losses from other investments totaling $6.7 million.

Minority Interests. Minority interests were $147.4 million of income and $47.0 million of expense for the nine months ended April 30, 2002 and 2003, respectively. The $194.4 million increase in minority interests was primarily attributable to the significant minority interest in Net2Phone, which we reconsolidated effective October 23, 2001. As of April 30, 2003 and 2002 our economic ownership of Net2Phone was 18.6% and 20.1%, respectively. Accordingly, we recorded in minority interests the percentage of Net2Phone’s results attributable to the remaining shareholders of Net2Phone (81.4% and 79.9% as of April 30, 2003 and 2002, respectively).

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

IDT Telecom—Retail Telecommunications Services and Wholesale Telecommunications Services Segments

Revenues. IDT Telecom’s revenues increased 16.6%, from $1,032.1 million in the nine months ended April 30, 2002 to $1,203.0 million in the nine months ended April 30, 2003.

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

Revenues from IDT Telecom’s Retail Telecommunications Services segment increased $89.4 million, or 10.8%, from $825.5 million in the nine months ended April 30, 2002 to $914.9 million in the nine months ended April 30, 2003. This growth was largely the result of a $54.5 million increase in sales of IDT-branded calling cards and a $34.7 million increase in consumer long distance revenues. As a percentage of IDT Telecom’s overall revenue, Retail Telecommunications Services’ revenues decreased from 79.6% in the nine months ended April 30, 2002 to 76.1% in the nine months ended April 30, 2003, as revenues from our Wholesale Telecommunications Services segment grew at a faster rate than did our retail businesses revenues. IDT Telecom’s calling card sales increased 7.3%, from $745.5 million in the nine months ended April 30, 2002 to $800.0 million in the nine months ended April 30, 2003, fueled by the introduction of several new calling cards.

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

IDT Telecom’s Wholesale Telecommunications Services revenues increased 39.5%, from $206.6 million in the nine months ended April 30, 2002 to $288.2 million in the nine months ended April 30, 2003. As a percentage of IDT Telecom’s total revenues, Wholesale Telecommunications Services revenues increased from 20.0% in the nine months ended April 30, 2002 to 24.0% in the nine months ended April 30, 2003. The increase in revenues occurred as a result of an increase in wholesale carrier minutes, despite a significant decline in the average revenue-per-minute.

Direct Cost of Revenues. Direct cost of revenues for IDT Telecom increased 16.0%, from $800.4 million in the nine months ended April 30, 2002 to $928.3 million in the nine months ended April 30, 2003, due to the higher revenue and minutes base. As a percentage of total IDT Telecom’s revenues, direct costs declined to 77.2% in the nine months ended April 30, 2003, from 77.6% in the nine months ended April 30, 2002. The decrease in direct costs as a percentage of total revenues is attributable to overall higher revenues due to the strong growth of minutes-of-use and because of continued operating efficiency gains and lower prices from suppliers. The decrease in direct costs as a percentage of total revenues occurred despite the lower revenue per minute price realization and despite increases in our costs for toll-free “800” traffic, and network related costs, due to our strong growth of minutes-of-use.

Selling, General and Administrative. IDT Telecom’s selling, general and administrative expenses increased 5.1%, from $172.9 million in the nine months ended April 30, 2002 to $181.7 million in the nine months ended April 30, 2003. The increase in selling, general and administrative expenses for IDT Telecom’s operations is due to several factors, including increased sales and marketing efforts for our Retail Telecommunications Services segment, such as calling cards and consumer long distance, as well as increased salaries, facilities costs and professional fees related to the expansion of our infrastructure and bases of operation to facilitate our current and anticipated future sales growth. As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses were 16.8% in the nine months ended April 30, 2002, compared to 15.1% in the nine months ended April 30, 2003.

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

IDT Media Segment

Revenues. Revenues from the IDT Media segment increased 5.8%, from $15.6 million in the nine months ended April 30, 2002 to $16.5 million in the nine months ended April 30, 2003. In Fiscal 2002, IDT Media gradually exited its DSL business. Currently, IDT Media’s revenues are primarily comprised of revenues from CTM.

Direct Cost of Revenues. Direct cost of revenues decreased from $1.8 million in the nine months ended April 30, 2002 to $1.5 million in the nine months ended April 30, 2003. As a percentage of IDT Media’s revenues, direct cost of revenues decreased from 11.5% in the nine months ended April 30, 2002 to 9.1% in the nine months ended April 30, 2003. Most of IDT Media’s businesses remain in the early stages of their development. As such, we anticipate that direct costs will continue to account for a relatively small percentage of IDT Media’s revenues, with most of the expenses associated with these businesses to be incurred in the form of selling, general, administrative and development costs.

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

Revenues. Revenues increased 19.6% from $53.0 million in the nine months ended April 30, 2002 to $63.4 million for the nine months ended April 30, 2003. The increase is primarily attributable to the shorter Fiscal Year 2002 base period, as Net2Phone was reconsolidated effective October 23, 2001. In addition, during the nine months ended April 30, 2003, Net2Phone has concentrated its marketing and sales efforts towards building up activities to generate revenues in relatively high-margin services, such as international communications services, during the upcoming periods.

Direct Cost of Revenues. Total direct cost of revenues, excluding depreciation and amortization, increased 50.0% from $22.0 million in the nine months ended April 30, 2002 to $33.0 million in the nine months ended April 30, 2003. The increase is primarily attributable to the shorter Fiscal Year 2002 base period, as Net2Phone was reconsolidated effective October 23, 2001. As a percentage of total Internet Telephony revenues, total direct costs was 41.5% in the nine months ended April 30, 2002 compared to 52.1% in the nine months ended April 30, 2003.

Selling, General and Administrative. Selling, general and administrative expenses decreased 37.2% from $65.3 million in the nine months ended April 30, 2002 to $41.0 million in the nine months ended April 30, 2003. The decrease is attributable to continuing cost management initiatives and elimination of certain expenses directly related to the restructurings of Net2Phone’s operations that were announced during Fiscal 2002 and October 2002, offset by an increase attributable to the shorter Fiscal Year 2002 base period, asNet2Phone was reconsolidated effective October 23, 2001. As a percentage of total Internet Telephony revenues, these costs were 123.0% in the nine months ended April 30, 2002 compared to 64.7% in the nine months ended April 30, 2003.

Depreciation and Amortization. Depreciation and amortization expense decreased 52.0% from $15.0 million in the nine months ended April 30, 2002 to $7.2 million in the nine months ended April 30, 2003. The decrease is due to the lower asset base as a result of the impairment charge for long-lived assets recognized during the quarter ended April 30, 2002, offset by the shorter Fiscal Year 2002 base period, as Net2Phone was reconsolidated effective October 23, 2001. As a percentage of total Internet Telephony revenues, depreciation and amortization expense was 28.3% in the nine months ended April 30, 2002 compared to 11.4% in the nine months ended April 30, 2003.

Settlement by Net2Phone of Litigation. Gain on settlement by Net2Phone of litigation was $58.0 million in the nine months ended April 30, 2003. On March 19, 2002 Net2Phone and its ADIR Technologies, Inc. subsidiary filed suit in the United States District Court for the District of New Jersey against Cisco Systems, Inc. and a Cisco executive who had been a member of ADIR’s board of directors. The suit arose out of the relationships that had been created in connection with Cisco’s and Net2Phone’s original investments in ADIR and out of ADIR’s subsequent purchase of NetSpeak, Inc. in August 2001. The parties settled the suit and all related claims against Cisco and the Cisco executive in exchange for: (i) the transfer, during the first quarter of Fiscal 2003, to Net2Phone of Cisco’s and Softbank Asia Infrastructure Fund’s respective 11.5% and 7.0% interests in ADIR, and (ii) the payment by Cisco, during such quarter, of $19.5 million to Net2Phone and ADIR. As a result of this settlement, Net2Phone recognized for the quarter ended October 31, 2002, a gain of $58.4 million consisting of (i) a $38.9 million reduction in Net2Phone’s minority interests in ADIR as a result of the transfer of the ADIR shares, and (ii) the receipt of settlement proceeds of $19.5 million. During the second quarter of Fiscal 2003, Net2Phone recorded an additional $0.4 million in executive compensation expense directly related to the Cisco settlement.

Non-cash Compensation. Non-cash compensation was $13.5 million in the nine months ended April 30, 2002 compared to $7.1 million in the nine months ended April 30, 2003. These amounts include charges of $2.0 million and $2.7 million during the nine months ended April 30, 2002 and 2003, respectively, relating to repriced options which are subject to variable accounting treatment and therefore must be marked-to-market each quarter. In addition, charges of $3.3 million were recorded during both periods for the amortization of the discount of ADIR shares sold to Net2Phone and ADIR employees in Fiscal 2001. The non-cash compensation for the nine months ended April 30, 2002 also includes charges resulting from stock options granted at below market value by Net2Phone.

Restructuring, Severance and Impairment Charges. Restructuring, severance and impairment charges were $135.6 million in the nine months ended April 30, 2002 compared to $7.6 million in the nine months ended April 30, 2003. For the nine months ended April 30, 2003, the charges consisted primarily from severance of $3.2 million, relating to the consolidation in the first quarter of Fiscal 2003 of Net2Phone’s development and support organizations. In addition, Net2Phone recorded $3.0 million of severance costs for certain former executives, $1.9 million of asset impairment charges, and $1.8 million of costs to exit various locations and eliminate network buildouts. These costs were partially offset by Net2Phone’s reversal of a reserve related to successful settlement negotiations with vendors regarding cancellation charges.

During the third quarter of Fiscal 2002 various impairment charges were taken, including an $83.9 million impairment of fixed assets, a $11.5 million impairment of goodwill and a $4.2 million impairment of intangible assets. Also, Net2Phone went through several restructurings during the third quarter of Fiscal 2002, which resulted in significant charges related to workforce reductions, exit costs associated with exiting various locations and cancellation of connectivity contracts. Refer to Note 12 of our condensed consolidated financial statements for additional information.

Income (Loss) from Operations. Income (loss) from Net2Phone’s operations was $198.6 million loss from operations in the nine months ended April 30, 2002 compared to $25.7 million of income from operations in the nine months ended April 30, 2003. Included in Net2Phone’s income from operations for the nine months ended April 30, 2003 were $7.6 million of restructuring, severance and impairment charges and a $58.0 million gain from the settlement by Net2Phone of litigation.

Included in Net2Phone’s loss from operations for the nine months ended April 30, 2002 were $135.6 million of restructuring, severance and impairment charges.

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

As of April 30, 2003, we had cash, restricted cash, cash equivalents, and marketable securities of $1.1 billion, which includes $102.0 million held by Net2Phone, and working capital of $808.1 million. We used cash flow in operating activities of $11.2 million and $27.8 million during the nine months ended April 30, 2003 and 2002, respectively. Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on the timing of operating cash receipts and payments, especially trade accounts receivable and trade accounts payable. Gross trade accounts receivable, accrued expenses and deferred revenue have generally increased from period to period as our businesses have grown.

We used $161.4 million and $260.9 million in cash to fund investing activities during the nine months ended April 30, 2003 and 2002, respectively. The primary use of cash for investing activities during the nine months ended April 30, 2003 was for the net purchases of $92.6 million of marketable securities (primarily U.S. Government Agency Obligations). Our capital expenditure investments were approximately $51.4 million in the nine months ended April 30, 2003, compared to approximately $36.2 million in the nine months ended April 30, 2002, as we have continued to expand IDT Telecom’s international and domestic telecommunications network infrastructure. The future minimum payments of principal and interest on our capital lease obligations are $8.3 million, $26.4 million, $16.6 million, $13.0 million, $3.1 million, and $2.4 million for the remainder of Fiscal 2003, Fiscal 2004, Fiscal 2005, Fiscal 2006, Fiscal 2007, and thereafter, respectively. Throughout Fiscal 2003 to date, we have made considerable expenditures designed to expand our global telecommunications network. Key elements of our network expansion plan for Fiscal 2003 to date included the addition of a second international gateway switch in the UK and another international gateway switch in the U.S. We now operate a total of nine international gateway switches, broken down as follows: five in the U.S., two in the UK and one each in Argentina and Peru. Over the remainder of Fiscal 2003, IDT anticipates making additional expenditures to expand our calling card platform in the U.S. and to upgrade our network in South America. For the full 2003 fiscal year, we anticipate capital expenditures in the $60 million to $70 million range. We anticipate further expansion of our worldwide switching network in Fiscal 2004, with the addition of at least one international gateway switch in each of the U.S. and UK portions of our network. In addition, we anticipate making further expenditures to bolster our network infrastructure in South America and Asia. We currently anticipate that capital expenditures for Fiscal 2004 will be in the $50 million to $75 million range. These estimates are contingent upon several factors, including, but not limited to, market prices for telecommunications equipment, the availability of such equipment in the distressed asset market and the specific timing of our network expansion projects. We have generally adopted a strategy of investing in network expansion only as the need arises, as dictated by our telecommunications traffic volumes. Therefore, the timing of our network expansion, and the coincident purchases of property, plant and equipment, are highly dependent upon the timing and magnitude of the growth in our telecommunications minutes-of-use. We expect to fund our purchases of property, plant and equipment from our operating cash flows and our cash, cash equivalents and marketable securities balances. From time to time, we will also finance a portion of our capital expenditures through capital leases, with the cost of such financing the primary consideration in determining our financing activity.

Our Board of Directors has authorized the repurchase of up to 45 million shares of our common stock and Class B common stock. We have repurchased a total of 15.6 million shares under the share repurchase program through Fiscal 2002, of which 6.2 million shares were retired as of July 31, 2002. No additional shares were purchased or retired during the nine months ended April 30, 2003.

We used $21.8 million in cash to fund our financing activities during the nine months ended April 30, 2003, compared to $29.8 million in cash flow that was provided by our financing activities during the nine months ended April 30, 2002. We received approximately $10.0 million in proceeds from the exercise of stock options during the nine months ended April 30, 2003, compared to $44.5 million received during the nine months ended April 30, 2002. In addition, we received proceeds of $25.0 million during the nine months ended April 30, 2003 from the sale of shares of our IDT Media subsidiary stock, compared to $30.0 million received during the nine months ended April 30, 2002 from the sale of shares of our IDT Telecom subsidiary stock. We also paid $15.6 million to repurchase IDT shares during the nine months ended April 30, 2002, through our stock buyback program, mentioned above.

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

Changes in Other Current Assets, Trade Accounts Receivable, Allowance for Doubtful Accounts and Deferred Revenue

Our other current assets increased from $78.8 million at July 31, 2002 to $88.2 million at April 30, 2003, due to increases in inventories and other receivables. Gross trade accounts receivable increased from $168.2 million at July 31, 2002 to $172.1 million at April 30, 2003, reflecting primarily the increase in revenues. The average age of our gross accounts receivable, as measured by number of days sales outstanding, has remained constant during the first nine months of Fiscal 2003.

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

The allowance for doubtful accounts as a percentage of gross trade accounts receivable decreased from 23.3% at July 31, 2002, to 22.6% at April 30, 2003, primarily as a result of our writing-off, against the allowance for doubtful accounts, certain uncollectible trade accounts receivable from our consumer long distance business.

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

Significant Transactions

On October 23, 2001, IDT, Liberty Media and AT&T formed a limited liability company (“LLC”), which through a series of transactions among IDT, Liberty Media and AT&T held an aggregate of 28.9 million shares of Net2Phone’s Class A common stock, representing approximately 48% of Net2Phone’s outstanding capital stock. The operating agreement of the LLC provides unilateral liquidation rights to each of its members whereby any member of the LLC may cause the LLC to liquidate and dissolve by providing written notice at any time on or after January 1, 2004 to the other LLC members of its desire to cause such liquidation and dissolution. Because the LLC holds Class A common stock with two votes per share, the LLC has approximately 65% of the shareholder voting power in Net2Phone. IDT holds the controlling membership interest in the LLC and is the managing member of the LLC Under the terms of the Second Amended and Restated Limited Liability Company Agreement of NTOP Holdings (the “LLC Agreement”), we were granted the right to appoint the entire board of managers (including one nominee of Liberty Media) of NTOP Holdings. The board of managers directs the voting of all Net2Phone shares held by NTOP Holdings, thereby giving us effective control over the voting of the Net2Phone shares (but not their disposition, which requires consent of the members) held by NTOP Holdings. Therefore, effective October 23, 2001, we reconsolidated our investment in Net2Phone.

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

Other Sources and Uses of Resources

We intend to, where appropriate, make strategic acquisitions to expand our telecommunications businesses. These acquisitions could include, but are not limited to, acquisitions of telecommunications equipment, telecommunications network capacity, customer bases or other assets. From time to time, we evaluate potential acquisitions of companies, technologies, products and customer accounts that complement our businesses, particularly in light of the financial distress currently being encountered by many telecommunications firms. These conditions have resulted in the availability for sale of numerous strategic assets and businesses. We will also consider making appropriate acquisitions that would complement our IDT Media segment’s portfolio of businesses. Consequently, we used approximately $10.3 million of our cash during the nine months ended April 30, 2003, to acquire various investments in other companies, compared to $88.4 used during the nine months ended April 30, 2002. We will continue to evaluate acquisition opportunities as they are made available to us. In considering acquisitions, we will search for opportunities to profitably grow our existing businesses, to add qualitatively to the range of businesses in the IDT portfolio, and to supplement our existing network expansion plans through the timely purchase from third parties of necessary equipment. At this time, we cannot guarantee that we will be presented with acquisition opportunities that meet our return on investment (ROI) criteria, or that our efforts to acquire such companies that meet our criteria will be successful.

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

The following tables quantify our future contractual obligations and other commercial commitments, which consist primarily of capital and operating leases and standby letters of credit as of April 30, 2003 (in millions):

Contractual Obligations

Payments Due by Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Capital lease obligations	$69.8	$27.6	$30.2	$10.8	$1.2
Operating leases	442.8	87.7	108.6	90.0	156.5
Other long-term obligations (1)	22.5	5.3	—	17.2	—

Total contractual cash obligations	$535.1	$120.6	$138.8	$118.0	$157.7

(1)	Consists of (i) our $5.3 million obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T and (ii) Net2Phone’s $17.2 million obligation to guarantee the value of 0.6 million shares of Net2Phone’s common stock to certain former shareholders of Aplio, a Net2Phone subsidiary.

Other Commercial Commitments

Payments Due by Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Capital lease obligations	$31.1	$2.2	$77.7	$20.0	$1.2
Operating leases	3.6	0.2	—	0.3	3.1

Total contractual cash obligations	$34.7	$2.4	$7.7	$20.3	$4.3

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

Certain legal proceedings in which we are involved are described in our Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarter ended January 31, 2003. The following discussion is limited to recent developments concerning our legal proceedings and should be read in conjunction with such earlier Quarterly Report. Unless otherwise indicated, all legal proceedings discussed in our earlier Quarterly Report remain outstanding.

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

We are subject to other legal proceedings and claims, which arise in the ordinary course of our business and have not been finally adjudicated. Although there can be no assurances in this regard, in the opinion of our management, such proceedings, as well as the aforementioned actions, will not have a material adverse effect on our results of operations, cash flows or financial condition.

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

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit Number	Description

10.64	1996 Stock Option and Incentive Plan, as amended and restated, of IDT Corporation (incorporated by reference to Form S-8 filed June 5, 2003 file no. 333-105865)

10.65(1)	Amendment to Stock Option Agreement under the Employee Stock Option Program between IDT Corporation and Joyce J. Mason

10.66(1)	Amendment to Stock Option Agreement under the Employee Stock Option Program between IDT Corporation and Marc E. Knoller

10.67(1)	Exchange Agreement, dated March 21, 2003, between IDT Corporation and Morris Lichtenstein

10.68(1)	Exchange Agreement, dated April 8, 2003, between IDT Corporation and Marc E. Knoller

10.69(2)	Settlement Agreement, dated October 10, 2000, between Tyco Group S.a.r.l., TyCom (US) Inc., Tyco Internaional Ltd., Tyco International (US) Inc. and TyCom Ltd., on the one hand, and IDT Europe B.V.B.A. and IDT Corporation, on the other hand

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the original Form 10-Q filed on June 16, 2003
(2)	Previously filed with Amendment No. 1 to the Form 10-Q filed on June 17, 2003.
*	Filed herewith.

(b) Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT CORPORATION

	By:	/s/ JAMES A. COURTER
September 3, 2003		James A. Courter Chief Executive Officer and Vice-Chairman (Principal Executive Officer)

	By:	/s/ STEPHEN R. BROWN
September 3, 2003		Stephen R. Brown Chief Financial Officer and Treasurer (Principal Financial Officer)