Form 10-K
period 2003-07-31
IDT CORP
filed 2003-10-29
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2003, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 0-27898

IDT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	22-3415036
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

520 Broad Street

Newark, New Jersey 07102

(Address of principal executive offices, including area code)

(973) 438-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Class B common stock, par value $.01 per share Common stock, par value $.01 per share
(Title of class)
Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes     ☒    No    ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on January 31, 2003 (the last business day of the Registrant’s most recently completed second fiscal quarter) of the Class B common stock of $15.44 and of the common stock of $16.05, as reported on the New York Stock Exchange, was approximately $             million. Shares held by each officer and director and by each person who owns 5% or more of the outstanding common stock (assuming conversion of the Registrant’s Class A common stock) or Class B common stock have been excluded from this computation, in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of October 20, 2003, the Registrant had outstanding 51,248,679 shares of Class B common stock, $.01 par value, 9,816,988 shares of Class A common stock, $.01 par value, and 22,067,468 shares of common stock, $.01 par value. Excluded from these numbers are 6,166,253 shares of Class B common stock and 3,007,392 shares of common stock held by IDT Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the Registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after July 31, 2003, is incorporated by reference in Part II (Item 5) and Part III (Items 10, 11, 12 and 13) of this Form 10-K.

INDEX

IDT CORPORATION

ANNUAL REPORT ON FORM 10-K

PART I

As used in this Annual Report, unless the context otherwise requires, the terms “the Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and its subsidiaries, collectively. All information in this Annual Report gives effect to the 1995 reincorporation of IDT in Delaware. Our fiscal year ends on July 31 of each calendar year. Each reference to a Fiscal Year in this Annual Report refers to the Fiscal Year ending in the calendar year indicated (e.g., Fiscal 2003 refers to the Fiscal Year ended July 31, 2003).

Item 1.    BUSINESS.

INTRODUCTION

We are a multinational communications company that provides products and services to retail and wholesale customers worldwide. Our primary offerings are prepaid debit and rechargeable calling cards, wholesale telecommunications carrier services and consumer phone services. We also operate several media and entertainment-related businesses, including a digital animation production company, a talk radio syndication network, a talk radio station in the Washington, D.C. metropolitan area and a call center business.

In providing calling card and wholesale carrier services, we utilize our network of more than 220 switches in the United States, Europe and South America, as well as our owned and leased capacity on 26 undersea fiber-optic circuits that operate on more than six different cable systems connecting our U.S. facilities with our international facilities and with third-party facilities in Europe, Latin America and Asia. We utilize other carriers’ networks in providing consumer phone services.

We have grown throughout our history, and our growth continued in Fiscal 2003. Our revenues grew to $1.8 billion in Fiscal 2003 from $1.6 billion in Fiscal 2002 and $1.2 billion in Fiscal 2001. We derive the majority or our revenues from IDT Telecom, which comprises primarily our calling cards, consumer phone services and wholesale carrier services, which generated revenues of $1.6 billion in Fiscal 2003, $1.4 billion in Fiscal 2002 and $1.2 billion in Fiscal 2001. In Fiscal 2003, minutes of use from our calling card and wholesale carrier services grew to 16.5 billion minutes, an increase from 11.8 billion minutes in Fiscal 2002 and 7.0 billion minutes in Fiscal 2001. Despite continuing pricing pressure in Fiscal 2003, we maintained our gross margins as we reduced many of our expenses as a percentage of revenues.

Despite our significant growth and our cost cutting measures, we have continued to incur operating losses. For Fiscal 2003, our operating loss was $73.6 million, down from an operating loss of $440.3 million in Fiscal 2002 and an operating loss of $432.7 million in Fiscal 2001. In addition, we incurred a net loss in Fiscal 2003 of $17.5 million compared with a net loss of $303.3 million in Fiscal 2002 and net income of $532.4 million in Fiscal 2001.

We have maintained the strength of our balance sheet during our growth and despite our operating losses. As of July 31, 2003, we had more than $1.0 billion in cash, cash equivalents, restricted cash and marketable securities and minimal long-term debt, primarily attributable to capital lease obligations. Our management believes that our strong balance sheet creates numerous business opportunities for us, including:

•	selling our services to significant customers who take comfort in our solid financial position;

•	enabling us to make strategic investments and acquisitions at attractive prices; and

•	expanding our network and the range of services and products that we provide at attractive prices.

Our main offices are located at 520 Broad Street, Newark, New Jersey 07102. Our headquarters’ telephone number is (973) 438-1000 and our Internet address is www.idt.net.

We make available free of charge through the investor relations page of our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and all beneficial ownership reports on Forms 3, 4 and 5 filed by directors, officers and beneficial owners of more than 10% of our equity as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. We have adopted codes of business conduct and ethics for all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. Copies of the codes of business conduct and ethics are available on our Web site.

Our Web site and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K or our other filings with the SEC.

HISTORY

We were founded in August 1990 and were originally incorporated in New York as International Discount Telecommunications Corp. We were renamed IDT Corporation and reincorporated in Delaware in December 1995.

We entered the telecommunications business in 1990 by introducing our international call reorigination service to capitalize on the opportunity created by the large spread between U.S.-originated and foreign-originated international long distance telephone rates.

We used the calling volume and expertise derived from our call reorigination business to enter the consumer long distance business in late 1993 by reselling long distance services of other carriers to our customers. In 1995, we began reselling access to the favorable telephone rates we received as a result of our calling volume to other long distance carriers.

The initial public offering of our common stock occurred on March 15, 1996. Our common stock was quoted on the Nasdaq National Market until February 26, 2001, when it was listed on the New York Stock Exchange, where it now trades under the symbol “IDT.C.” On May 31, 2001, we distributed a stock dividend of one share of our Class B common stock for each outstanding share of our common stock, Class A common stock and Class B common stock. On June 1, 2001, our Class B common stock was listed on the New York Stock Exchange and now trades under the symbol “IDT.”

Through Net2Phone, then our wholly owned subsidiary, we entered the Internet telephony market in August 1996 with our introduction of PC2Phone, the first commercial telephone service to connect calls between personal computers and telephones over the Internet.

We began marketing and selling prepaid calling cards in January 1997.

In August 1999, Net2Phone completed an initial public offering of 6.2 million shares of its common stock, yielding $85.3 million in net proceeds. In December 1999, Net2Phone completed another offering of 3.4 million shares of its common stock. In connection with that offering, we also sold 2.2 million shares of Net2Phone common stock, generating $115.0 million in cash proceeds for us.

In June 2000, we acquired CTM Brochure Display, a brochure distribution company.

In August 2000, we completed the sale of 14.9 million shares of Net2Phone common stock to AT&T, receiving approximately $1.1 billion in cash proceeds.

In October 2001, we created a consortium, NTOP Holdings, LLC, which as of July 31, 2003 held approximately 28.9 million shares of Net2Phone’s Class A common stock representing approximately 48% of Net2Phone’s outstanding capital stock and approximately 65% of the voting power in Net2Phone. The consortium originally consisted of IDT, AT&T and Liberty Media. On October 29, 2002, AT&T sold its interests in the consortium to IDT and Liberty Media. IDT has the right to appoint the majority of the members of the board of managers of the consortium. Accordingly, we are currently deemed to control of NTOP Holdings, and, through it, Net2Phone. Accordingly, we reconsolidated Net2Phone’s financial statements with our own as of October 23, 2001.

In November 2001, we organized a new venture, Digital Production Solutions (DPS), an animation company which uses proprietary technology to operate a global animation studio linking animators throughout the world utilizing IDT’s telecom infrastructure. This allows DPS to produce high-quality 3-D computer generated animation at a cost comparable to 2-D animation. That same month, we acquired Talk America Radio Network, a syndicator of talk radio programming.

In December 2001, we acquired substantially all of the core domestic telecommunications assets of Winstar Communications, a broadband and telephony service provider to commercial and government customers, which we refer to in this report as Old Winstar. The acquisition was consummated by our subsidiary Winstar Holdings, in a transaction under Section 363 of the United States Bankruptcy Code. We acquired Old Winstar’s assets in exchange for (i) $30 million in cash, (ii) $12.5 million of our Class B common stock and (iii) 5% of Winstar Holdings. On April 16, 2002, we purchased from the estate of Old Winstar the 5% of Winstar Holdings that we did not already own for $13.3 million of our Class B common stock. In this report, we use the term IDT Solutions, which represents a Winstar product line and its marketing arm, interchangeably with Winstar.

In January 2002, we sold 4.8% of IDT Telecom to Liberty Media for $30 million in cash.

In July 2002, we acquired WMET, a 1,000 watt AM radio station in the Washington, D.C. metropolitan area. We are currently upgrading the strength of WMET’s signal to 50,000 watts.

DEVELOPMENTS IN FISCAL 2003

In September 2002, we more than doubled the size of our domestic telecommunications backbone by acquiring indefeasible rights of use, more commonly known as IRUs (rights to transmission lines, which are more akin to ownership than leases of capacity), and equipment from the bankrupt estate of Star Telecommunications.

In December 2002, we were selected as the exclusive prepaid calling card provider to Walgreens, the nation’s largest drugstore chain.

In January 2003, we acquired Global One’s prepaid calling card business from France Telecom.

In May 2003, DPS acquired a controlling interest in Film Roman, a leading independent animation company known for its production work on animated television programs including King of the Hill and The Simpsons.

In June 2003, we sold 5.6% of IDT Media to Liberty Media for $25 million in cash.

In June 2003, we were named exclusive calling card provider for Barnes and Noble College Bookstores.

In July 2003, DPS purchased a minority stake in Vanguard Animation, a producer of computer generated animation feature films, and entered into a joint venture with Vanguard Animation to co-produce and co-own other computer generated animated films, as well as computer generated animation projects for television exhibition or direct-to-video/DVD distribution.

CORPORATE ORGANIZATION

We conduct our business primarily through the following four operating subsidiaries:

•

IDT Telecom.    IDT Telecom operates our principal telecommunications operations and provides both retail and wholesale telecommunications services. Retail services include prepaid debit and rechargeable calling cards, private label calling cards and consumer phone services. Wholesale services consist of carrying the telecommunications traffic of other telecommunications companies, which we refer to as “carrier’s carrier” services. In Fiscal 2003, IDT Telecom generated $1.6 billion of revenues, equaling

89.3% of our consolidated revenues, and recorded operating income of $63.4 million. Retail services constituted 75.3% of IDT Telecom’s revenues, with the remaining 24.7% attributable to wholesale services. We own 95.2% of IDT Telecom’s common stock, with Liberty Media holding the remaining 4.8% for which it paid $30 million in cash in January 2002.

•	Winstar Holdings. Winstar Holdings, our wholly owned subsidiary whose services we also market under the trade name IDT Solutions, is a broadband and telephony service provider to commercial and government customers that offers a cost-effective “last mile” (the connection between a telecommunications switch and the end user) telecommunications solution through its fixed wireless and fiber infrastructure, including local and long distance phone services, high speed Internet and data communications, wide-area-network, or WAN, solutions, co-location, mobile network infrastructure and web hosting. In Fiscal 2003, Winstar Holdings generated $87.6 million of revenues, equaling 4.8% of our consolidated revenues, and recorded an operating loss of $88.8 million, including an impairment charge of $4.5 million.

•	Net2Phone. Net2Phone is a leading provider of voice over Internet protocol, or VoIP, telephony products and services. In Fiscal 2003, Net2Phone generated $80.8 million of revenues, equaling 4.4% of our consolidated revenues, and recorded an operating loss of $9.7 million, which included a $58.0 million gain on settlement of litigation, and restructuring, severance and impairment charges of $7.3 million. As of July 31, 2003, our effective equity investment in Net2Phone (through NTOP Holdings) was 21.2%, but, as noted above, we currently have the ability to control Net2Phone through our control of NTOP Holdings. Net2Phone’s common stock is publicly traded on the Nasdaq National Market under the symbol “NTOP”.

•	IDT Media. IDT Media is a holding company for our media-related holdings, including DPS, Talk America, our WMET radio station, CTM Brochure Display, IDT Contact Services and OTV, a corporate video service. In Fiscal 2003, IDT Media generated $27.6 million of revenues, equaling 1.5% of our consolidated revenues, and recorded an operating loss of $9.1 million. We own 94.4% of IDT Media’s common stock, with Liberty Media holding the remaining 5.6% for which it paid $25 million in cash in June 2003. IDT Media owns 90% of Digital Production Solutions, with the remainder being held by its management.

These four operating subsidiaries correspond, respectively, to our four business segments—IDT Telecom, IDT Solutions, Internet Telephony and IDT Media as discussed in this Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Detailed financial information about each segment may be found under such heading.

IDT TELECOM

Overview

Our subsidiary, IDT Telecom, provides competitively priced retail and wholesale telecommunications services and products, including prepaid debit and rechargeable calling cards, private label calling cards, consumer phone services and wholesale carrier services.

Our telecom division generated revenues of $1.6 billion during Fiscal 2003, a 16.1% increase over the $1.4 billion of revenues generated during Fiscal 2002. Our telecom division’s revenues represented 89.3% of our total consolidated revenues in Fiscal 2003, as compared to 89.1% in Fiscal 2002. During Fiscal 2003, our retail telecommunications services and products (prepaid debit and rechargeable calling cards, private label calling cards and consumer phone services) contributed 75.3% of our telecom division’s revenues, with the remaining 24.7% attributable to wholesale carrier services. Our telecom division’s operating income increased to $63.4 million in Fiscal 2003, from $30.8 million in Fiscal 2002.

We are one of the largest providers of prepaid and rechargeable calling cards in the United States. In Fiscal 2003, we recorded revenues of $1.08 billion from sales of calling cards worldwide, which were primarily distributed through Union Telecard Alliance, a joint venture of which we own 51% of the outstanding membership interests. We provided 12.6 billion minutes of phone service to our calling card customers. We also provided consumer phone services to more than 575,000 individual and business customers in the United States as of July 31, 2003. In addition, as of July 31, 2003, we had approximately 350 wholesale carrier customers (i.e., other telecommunications companies that purchase our telecommunications services to terminate their traffic) located primarily in the North America and Europe.

We deliver our telecommunications services over a network consisting of more than 220 switches in the United States, Europe and South America, including eight international “gateway” switches and one domestic carrier switch. Four of these international gateway switches are located in the United States, two are located in the United Kingdom and the remaining two are located in Peru and in Argentina. An international gateway switch connects networks across international borders and translates voice and signaling protocols between those used in North America, in Europe and in other areas of the world so that the networks can communicate. We also own or lease capacity on 26 undersea fiber-optic circuits that operate on more than six different cable systems. These undersea circuits connect our U.S. facilities with our international facilities and with third-party facilities in Europe, Latin America and Asia. We utilize other carriers’ networks in providing consumer phone services.

The International Long Distance Market

In the United States, an international long distance telephone call typically originates on the network of the caller’s local exchange carrier (most often a Regional Bell Operating Company, commonly referred to as an RBOC such as Verizon or Bell South) and is switched to the network of the caller’s long distance provider (such as AT&T, MCI or Sprint). The long distance provider then carries the call to its own international gateway switch or to another carrier (a “carrier’s carrier” such as IDT Telecom). From there, it is carried directly or indirectly to a corresponding gateway switch operated in the destination country by the dominant carrier of that country (typically a state-owned or state-sanctioned foreign post, telephone or telegraph company, commonly referred to as a PTT), and then that country’s domestic telephone network routes the call to the party being called. All of this routing and switching of calls is automatically performed in milliseconds based upon a predetermined set of routing criteria.

International long distance providers can generally be categorized by the extent of their ownership and use of switches and transmission facilities. The largest U.S. carriers, AT&T, MCI and Sprint, own the U.S. transmission facilities that they primarily use and tend to utilize other international long distance providers only to reach niche markets where they do not own networks, in order to take advantage of lower prices or to carry their overflow traffic. With deregulation, a significant group of alternative long distance providers emerged. These providers own and operate their own switches but either rely solely on resale agreements with carrier’s carriers to terminate traffic or use a combination of resale agreements and leased or owned facilities in order to terminate their traffic.

The international telecommunications industry is undergoing a period of rapid technological and regulatory change that, we believe, continues to offer market opportunities for telecommunications services providers such as IDT. Recent years have witnessed rapid growth in the usage of international telecommunications services (international long distance telephone minutes increased from approximately 93 billion in 1998 to 127 billion in 2002) and a shift towards deregulation in many of the world’s major telecommunications markets (including Eastern Europe, Latin America and Asia).

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

Many participants in the worldwide telecommunications industry have not been able to benefit from the growth in worldwide telecommunications traffic. Rather, the telecommunications industry currently finds itself in a worldwide downturn, which has resulted in a number of companies filing for protection under Chapter 7 or Chapter 11 of the U.S. Bankruptcy Code (including WorldCom, Global Crossing and Williams Communications in the last two years), and a 61.3% decline in the industry’s aggregate public market value from 2000 to 2002, according to Deutsche Bank. This has resulted in a dramatic change to the competitive landscape in the international long distance market during the past two to three years.

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

Because we did not increase our leverage and did not participate in the network overbuild which plagued the industry, we were not affected financially as greatly as other telecommunications companies who over-leveraged themselves and overbuilt their networks. Nevertheless, our revenues (and revenues per minute) were negatively affected as industry pricing dropped significantly, due primarily to the industry oversupply of capacity. We were also affected by the financial difficulties or bankruptcies of some of our customers, primarily in terms of adapting our credit risk management policies, which resulted in lost opportunities for sales to entities where we determined that such additional sales would leave us overexposed to potential non-payment of amounts owed to us.

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

In addition, since 1996, the FCC has allowed the RBOCs to provide long distance telephone service as well as local telephone service if an RBOC can successfully establish that it has opened its local footprint to local telephone competition. For example, Verizon now offers long distance telephone service in all Northeastern U.S. states from Maine to Delaware. The FCC has approved applications for RBOCs to provide long distance service in 47 states and the District of Columbia, having determined that the RBOCs have properly opened their local markets for competition in those states. The FCC is considering applications in one other state and the remaining two states do not contain any RBOC service areas. Although we will compete with the RBOCs for consumer phone service customers, we believe that we can benefit from the RBOCs’ entrance into the long distance market because the RBOCs, which lack the international networks operated by most existing long distance providers, rely more heavily on carrier’s carriers, such as IDT, to arrange for termination of their international telephone traffic. During Fiscal 2004, we will continue to include the RBOCs as a major focus of our wholesale carrier strategy.

Despite the continuing downturn in the telecommunications industry, we continue to believe in the international long distance industry’s solid underlying fundamentals. Volumes of both voice and data traffic continue to grow, presenting opportunities for companies like IDT. We do not believe that the current weakness in the global telecommunications industry signals the cessation of the positive long-term factors that have driven the industry’s growth. Even during the recent “downturn” in the telecommunications industry, the volume of worldwide voice and data traffic continued to increase, and we expect that such traffic will continue to increase for the foreseeable future. In fact, while we were also negatively affected by the industry downturn, it has also provided us with opportunities to buy potentially valuable assets and businesses at a fraction of their original cost.

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

Throughout our history, we have sought to exploit profitable niches within the telecommunications industry. This included establishing ourselves as a low cost provider of services by setting our price points below those offered by the larger, “brand-name” companies (through our rechargeable calling cards and consumer phone service products), by providing services to under-served segments of the retail markets (our prepaid calling cards) and by providing wholesale telecommunications services to other telecommunications companies (our wholesale carrier services).

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

The following represent key elements of our strategy:

•	Adopt Pricing Strategies Specific to Each Market. We will tailor our pricing strategies for calling cards to meet our goals in each market in which we operate. With respect to markets where we have significant market share, we will focus on improving margins and we will look to maintain our rates. In new target markets, we will aggressively price our calling cards in order to win market share.

•	Target New Niche Markets. As we have done in the past, we will seek to identify niche markets and products in which we can utilize our existing network to generate incremental revenues and increase our margins. For example, our private label calling cards utilize our existing calling card platform to produce calling card products for corporate and promotional users. These cards tend to have higher rates and margins than our other calling cards, and are marketed to users outside of our traditional customer base, allowing us to expand our market for these products.

•	Focus on International Opportunities. We will seek to continue to identify international markets with high volumes of traffic, relatively high per-minute rates and favorable prospects for deregulation, and seek to expand our product offerings to retail customers calling into these markets, and to offer to arrange for termination for the RBOCs and other carriers that do not currently possess access to these markets.

•	Pursue International Agreements. We intend to capitalize on our existing relationships with U.S. and foreign companies in order to expand our customer base. We have traditionally been able to capitalize on our volume of traffic and technological expertise to negotiate favorable termination agreements with international carriers. We will continue to seek new termination relationships with established and emerging carriers to reduce our termination costs for traditional international voice telephony, and we will continue to use our relationship with Net2Phone for additional low cost termination. To date, we have entered into over 100 agreements with carriers that provide for the favorably priced termination of our calls worldwide.

•	Pursue Strategic Investments and Acquisitions. We will continue to seek opportunities in the distressed marketplace to acquire complementary assets, technologies and lines of business at attractive prices.

IDT Telecom’s Telecommunications Services

Our telecom division currently provides our customers with a variety of services, including:

•	prepaid debit and rechargeable calling cards;

•	private label calling cards;

•	consumer phone services; and

•	wholesale carrier services.

Retail Telecommunications Services

Prepaid Debit and Rechargeable Calling Cards

We sell prepaid debit and rechargeable calling cards providing telephone access to more than 230 countries and territories. We offer rates on our calling cards that we believe are generally well below the rates for international calls offered by most of the major “brand-name,” facilities-based carriers such as AT&T, MCI and

Sprint. We sell more than 165 different prepaid calling cards in the United States, and more than 85 different cards abroad, with specific cards featuring favorable rates to specific areas of the world. The cards are sold in several different dollar denominations, most commonly $5 and $10. When a calling card is used to complete a telephone call, its balance is reduced by the then applicable per minute rate to the destination called multiplied by the number of minutes of the call, plus certain additional fees (e.g., payphone fees, toll-free access surcharges and monthly fees). The calling rates and other fees on the card vary on a card-to-card basis and are adjusted periodically. We offer calling cards that provide access to our network by dialing a toll-free number or, in certain metropolitan markets, local area calling cards that only require a local call, thereby allowing customers to avoid the payphone fee and toll-free access surcharges.

Our prepaid calling cards are marketed primarily to the ethnic, immigrant communities in the United States, Europe and Latin America that tend to generate high levels of international traffic. We believe that recent immigrants and members of the ethnic communities tend to be heavy users of international long distance telephone service because of their desire to keep in touch with family members and friends located in their country of origin. Specifically, a large portion of our calling card customers are from the Hispanic community. Therefore, a significant proportion (47% in Fiscal 2003) of our international prepaid calling card minutes are terminated in Latin America. We believe that many customers typically use our prepaid calling cards as their primary means of making long distance telephone calls due to attractive rates, reliable service, the ease of monitoring and budgeting their long distance spending and the appealing variety of prepaid calling cards that we offer to different market segments.

Our prepaid calling card business is particularly strong in the Northeastern United States because of our extensive distribution network and attractive rates to countries that immigrants in the Northeastern United States prefer to call, such as Colombia, Mexico and the Dominican Republic. With the expansions of operations in Arizona, California, Florida, Georgia, Texas and other parts of the United States, our prepaid calling card sales in the Northeastern United States now constitute a smaller percentage of our total prepaid calling card sales in the United States. In Fiscal 2003, prepaid calling card sales in the Northeastern United States were approximately 53% of our total prepaid calling card sales in the United States, as compared to 65% in Fiscal 2002. Supporting our expansion outside of the Northeastern United States, Union Telecard opened offices in California and North Carolina during Fiscal 2003.

The following table lists some of the major prepaid calling cards that we sell in the United States:

Red New York	CC1	Perico Ripiao
Union California	Blue Georgia	UTA Card
PT1 Gold	Diamond Direct	Simply Africa
Green Midwest	Union Phonecard	Union New England
Red Texas	Diamond Georgia	New York Exclusive
Green California	Green Massachusetts	Simply Eastern Europe IL
Union Carolina	California Payless	Carribean Rum
Blue NJ	People’s Choice	UME
Green Florida	New York Alliance	Megatel Africa
Union New York	Union Florida

In the European market, we market our prepaid calling cards in the United Kingdom, the Netherlands, Spain, Germany, Belgium, France, Italy, Sweden, Switzerland, Denmark, Norway, Portugal, Austria, Greece and Israel, seeking to capitalize on the opportunity presented by the recent surge in immigration from underdeveloped countries around the globe to Europe’s developed nations. We sell approximately 85 different prepaid calling cards in Europe, with some of the major cards listed below:

Spain SuperCall	Belgium Unity	German Afrikakarte
UK Unity	Sweden Star	Spanish Salsa
UK Supercalling	NL Asiacard	Belgium Asiaconnect
UK Eastern Europe	NL Afrikakaart	Swiss Africall
UK Africall	NL Unity	France Unity
UK Easy	Denmark Global One	UK Latinocall
UK Eagle	Swiss Global One	UK Asiacall
Spain Platicard	UK Wild	UK Number One
German SuperCalling	UK Orientalk	UK Royal Mail
German Unity	Ireland Unity	Sweden Supercall

We believe that there is a significant untapped market for prepaid calling cards in Latin America, where certain countries serve as regional nexuses, attracting immigrants due to stronger job markets and opportunities. Immigrants from satellite countries share the needs of their U.S. counterparts for low-cost, prepaid calling solutions to maintain contact with relatives and friends in their countries of origin. In Fiscal 2002, we began distributing prepaid calling cards in Latin America by selling calling cards in Argentina. In Fiscal 2003, we generated $2.0 million in revenue selling calling cards in Latin America.

Worldwide, we sold more than 267 million prepaid calling cards, excluding rechargeable calling cards, during Fiscal 2003, a 34.8% increase from the 198 million prepaid calling cards sold in Fiscal 2002. The sale of these calling cards in Fiscal 2003 generated $1,057.5 million in revenue, as compared with $982.4 million in Fiscal 2002, and resulted in the completion of 12.6 billion minutes of phone calls, as compared with 8.8 billion in Fiscal 2002. During Fiscal 2003, sales of prepaid calling cards accounted for 64.5% of our telecom division’s total consolidated revenues, as compared to 69.6% in Fiscal 2002. During Fiscal 2003, we sold 84% of our prepaid calling cards in the United States, with the remaining 16% sold abroad.

Our rechargeable calling cards, marketed to business travelers, are distributed primarily through in-flight magazines and permit users to place calls from over 25 countries through international toll-free services. Accounts are automatically recharged with a credit card that the customer provides at the time of initial card activation. In Fiscal 2003, revenues attributable to rechargeable calling cards were $22.5 million, or 1.4% of our telecom division’s consolidated revenues.

Combined, our prepaid and rechargeable calling cards accounted for 65.9% of our telecom division’s consolidated revenues in Fiscal 2003.

We believe that we possess the following competitive advantages in the calling card industry:

•	our extensive network, purchasing power and least-cost-routing system allow us to procure the most cost-effective termination to the required destinations at the quality levels that we require;

•	our network of switches and transmission facilities, which allows us to keep our costs low as compared to our competitors, whose operations consist solely of selling calling cards;

•

our debit platform, which is a database that keeps track of the remaining balance on each calling card, enables us to process a large number of cards simultaneously and to provide multilingual and multi-currency cards. When a user makes a telephone call using a calling card, the user calls an access number and is connected to our platform, which notifies the user of the remaining monetary balance on the card. As the caller uses the card, the platform deducts the appropriate amount of value from the card. Our debit platform can be scaled to handle a larger number of cards. In addition, functionality can be added to the platform, such as the ability to handle multiple currencies and the ability to communicate in various languages.

•	our extensive distribution channel, which covers a wide variety of over 350,000 retail outlets worldwide;

•	the quality and dependability of the telephone service provided by our cards;

•	our understanding of, and commitment to, the ethnic prepaid calling card market; and

•	our superior customer service.

Private Label Calling Card Services

We market the following types of private label calling cards:

•	Customized Retail Calling Cards. These prepaid calling cards are printed with the retailer’s name and logo or other specifications determined by the retailer. We market these cards to major national retailers and the cards are primarily sold in high-traffic stores. In December 2002, we became the exclusive prepaid calling card provider to Walgreens, the United States’ largest retail drugstore chain. We supply Walgreens-branded prepaid calling cards to the drugstore chain’s 4,000 stores. Earlier this year, we became the exclusive calling card provider to Barnes & Noble College Bookstores, the country’s leading manager of college and university bookstores. On June 30, 2003, we began providing Barnes & Nobles’ nearly 500 on-campus retail outlets with Barnes & Noble-designed, IDT-branded prepaid calling cards.

•	IDT-Branded Retail Calling Cards. These prepaid calling cards are printed with the IDT logo and design and are sold to small to medium sized retail chains (supermarkets, drug stores, convenience stores, etc.) for resale to their customers. These cards are activated by the retailer at the point of sale. With our upgraded retail calling card offering, we can provide these retailers an attractive program for capitalizing on the demand for international long distance communications services. Key elements of our offering for retailers include: domestic and ethnic international brands with competitive price points, point-of-purchase materials and marketing support, a merchant services team, detailed reporting and inventory and auto-replenishment services. New York-based Gristede’s supermarkets and New Jersey-based Community Distributors Inc.’s Drug Fair and Cost Cutters stores were among the first customers to sign up for this new program.

•	Promotional Calling Cards. These prepaid calling cards are a marketing and branding tool used by consumer goods and other Fortune 1000 companies such as Alaska Airlines, Coca-Cola, Colgate, Goya, Jet Blue and Pizza Hut. Our private label promotional cards can be used for a variety of purposes, including give-aways, incentive building programs, loyalty rewards and special occasions.

•	Corporate Calling Cards. Many companies are using the benefits of prepaid/postpaid and rechargeable calling cards to control and track their employees’ long distance telephone charges by giving each employee a calling card and mandating its use for long distance telephone service whenever possible, including during international travel. IDT’s corporate calling card customers include both medium sized companies as well as Fortune 1000 and other large international companies who enjoy customized programs (such as a customer’s advertising prior to the voice prompt), voice prompt for the value-added service (e.g., speed dialing, news tickers, conference calling) and specialized rates.

Our private label group is developing new potential sources of revenue, including placing third-party advertising on calling card packaging, offering gift calling cards and offering loyalty calling cards. For example, we launched a loyalty calling card for one of our customers that accrues free phone minutes as a reward and can also be recharged at exclusive retail rates, so that loyalty calling card minute awards are added to the retail calling card balance.

Leveraging the technologies built for our point of sale activation services and our retail distribution channel, we are developing prepaid cards accepted by (a) banking networks (particularly internationally) for ATM withdrawals and (b) retail stores for purchases.

Our private label group was formed in Fiscal 2002, during which it reported revenues of $2.1 million.  In Fiscal 2003, it reported revenues of $13.3 million.

Consumer Phone Services

We market long distance phone services directly to consumers and businesses in the 48 U.S. contiguous states, as well as in Washington, D.C.

In August 2003, we launched local/long distance bundled phone service in New York and New Jersey, followed by launches in Pennsylvania and Maryland in September. We plan to offer bundled service in states covering approximately half of our long distance customer base by the end of Fiscal 2004. Our bundled local/long distance service includes unlimited local, regional toll and long distance calling with caller ID, speed dial, call waiting and 3-way calling. In these states, we are offering these services for $39.95 per month, plus applicable taxes and surcharges. We also offer a second bundled plan providing unlimited local service with caller ID and call waiting with IDT long distance included for as low as 5 cents a minute. With either plan attractive international rates can be added on for an additional monthly fee.

Our long-standing five cents per minute long distance service continues to be available in the continental United States with a monthly service fee. For this plan, we bill in six second increments, instead of one minute rounding, which is the practice of some industry participants. As part of our calling plan, customers are offered our calling cards, with no monthly fees or per-call surcharges, featuring a domestic rate of ten cents per minute. Our rates for international calls are also competitive with those charged by the major international long distance carriers.

Consumer phone services accounted for 9.3% of our telecom division’s total consolidated revenues in Fiscal 2003. As of July 31, 2003, we had approximately 575,000 active consumer phone service customers. The greatest concentrations are in large urban areas, with the greatest number of customers located in California, Florida, New Jersey and New York.

The competitive landscape for consumer long distance service changed in early calendar year 2003, with the introduction of a variety of bundled local and long distance plans by several competitors, including some of the industry’s largest companies. We believe that customer turnover rates for the industry are currently at some of their historically highest levels, as customers switch among the large variety of new plans available to them. Our advertising has continued to attract new customers, albeit at higher costs, and customer churn has risen. We believe that our elevated customer turnover rates have been primarily due to the bundled plan offerings from our major competitors.

In providing local phone service, we will initially rely upon the use of local lines and other network elements leased from the Incumbent Local Exchange Carriers (ILECs, also known as the Regional Bell Operating Companies, or RBOCs). As mandated by the FCC’s UNE-P (Unbundled Network Element-Platform) provision, ILECs are required to allow access to their local networks to competitive phone companies. UNE-P has remained the subject of intense lobbying efforts on behalf of the ILECs and others seeking to have the FCC overturn this provision. This past spring the FCC left standing those rules related to UNE-P, but there can be no assurance that the FCC will not amend these rules. We believe that the discussions surrounding UNE-P are far from complete, but we also believe that UNE-P, or some version of it, will remain intact for the foreseeable future, and serve as a viable method for reaching the residential and small business market. If we are incorrect and UNE-P is amended so that we cannot access the local networks on the terms we do today, our consumer phone service offerings may be materially and adversely affected.

In Fiscal 2002, we entered into an agreement with AT&T to resell AT&T’s services and began to migrate our long distance customers from Global Crossing, which was the primary provider of long distance service to our customers. Our resale agreement with AT&T also provides that AT&T will originate calls from our long distance customers and that the types of calls specified (international, specific area codes, etc.) will be routed to their destination on our network. Management believes that the agreement with AT&T gives us the flexibility to select those calls to terminate on our own network at a lower cost to us. Management believes that this flexibility can increase our gross margins and provide the opportunity to market new, more aggressive plans, particularly international plans, which will generate additional revenues.

Wholesale Carrier Services

Long distance telephone calls are generally originated by the local carrier of the customer placing the call. The local carrier switches the call to the customer’s long distance carrier. The call is then routed over the lines of the long distance carrier and in some instances one or more other carriers until it reaches its destination, where it is switched to the local carrier for termination at the telephone number called. Carriers, such as IDT Telecom, that transmit all or a portion of another carrier’s traffic are said to be acting as a “carrier’s carrier.”

By utilizing the flexible and least-cost traffic routing system which we have developed over the years and capitalizing on our aggressive purchasing strategies, we are able to provide major carriers and niche carriers alike with rates that we believe are often lower than those traditionally available through the more established carriers. The dramatically reduced pricing in the last few years, which has been associated with deregulation, adds an incentive for carriers to seek the lowest wholesale rates. We are able to offer competitive rates to our carrier customers as a result of our ability to generate a high volume of international long distance telephone traffic (aided by the volumes generated by our calling card business) and our attractive rates negotiated with foreign state-owned or state sanctioned post, telephone or telegraph companies and other carriers. Wholesale carrier sales accounted for $405.5 million of our telecom division’s revenues in Fiscal 2003, representing 24.7% of our telecom division’s consolidated revenues. In Fiscal 2003, we carried 3.9 billion minutes, an increase of 56% over Fiscal 2002 when we carried 2.5 billion minutes.

In Fiscal 2003, we increased the number of our direct relationships with foreign state-owned or state sanctioned post, telephone or telegraph companies commonly known as PTTs, from more than 50 to more than 100. We believe that a direct connection from one of our switches to a PTT both increases the quality of a call and reduces cost, which enables us to generate more traffic with higher margins to that foreign locale. During Fiscal 2004, we intend to continue to vigorously expand our existing direct relationships with PTTs. In particular, we plan to approach some of the larger PTTs in Asia and Africa in order to establish new direct relationships.

Beginning approximately two years ago, the declining price of bandwidth and the overall reduction of available investment capital in the market combined to drive many wholesale carriers such as Viatel and Carrier One out of the market. As a result, we have gained market share, and we believe that financially sound carriers, such as us, will continue to gain share from weaker rivals.

The increase in our wholesale carrier revenues from the RBOCs has been offset, to a degree, by lost revenues due to increased competition with RBOCs for our consumer phone service customers. We expect this trend to continue, particularly in states in which we have not offered our own bundled local/long distance service.

We have broadened our wholesale carrier service offerings to include a higher priced service in which we guarantee higher quality connections. This service meets a growing need for some of our wholesale customers. This service accounted for 14.6% of wholesale traffic in the fourth quarter of Fiscal 2003. We believe that this service will help us grow our revenues and increase our gross profit margins, but there can be no assurance that our competitors will not offer similar services at competitive prices and reduce our market share in this niche.

During Fiscal 2003 we broadened our customer base by increasing our customers from 262 in July 2002 to 350 a year later. In the fourth quarter of Fiscal 2003, the top 15 wholesale carrier service customers accounted for

43% of the revenues for this division, versus 40.9% in the fourth quarter of Fiscal 2002. Our most significant wholesale carrier customers are long distance carriers. While they may vary from quarter to quarter, our five largest wholesale carrier customers accounted for 4.8% of our total consolidated revenues in Fiscal 2003, compared with 3.7% in Fiscal 2002.

This concentration of revenues increases our risk associated with non-payment by a customer. This risk, in general, has became more acute for us since the early part of Fiscal 2002 as several of our customers declared bankruptcy or faced financial difficulties, and we still regard this risk very seriously. We perform ongoing credit evaluations of all of our wholesale carrier customers, but historically we have not required collateral to support accounts receivable from our customers. In light of the deteriorating credit quality of some of our wholesale carrier customers, we imposed stricter credit restrictions on some of them beginning in Fiscal 2002. In some cases, this resulted in our sharply curtailing or completely ceasing sales to certain of our wholesale carrier customers. Additionally, in some cases in which we both buy from and sell to wholesale customers, we have offset rights and we manage our relationships to ensure that we have no outstanding fees owed to us that cannot be offset. This mitigates the risk of nonpayment on these accounts.

Capitalizing on Our Strengths in the Wholesale Carrier Market

We believe we have competitive advantages in wholesale carrier market, including:

•	our strong commercial relationships with foreign carriers which will, we believe, continue to allow us to negotiate advantageous rates which we can pass on to our prepaid calling card customers and wholesale carrier customers;

•	our calling card business, which generates a high volume of original long distance call traffic which we believe will continue to prove attractive to foreign state-owned or state-sanctioned post, telephone or telegraph companies as we “create” new streams of traffic and direct it to them, as opposed to simply transferring minutes from another carrier with which the foreign state-owned or state sanctioned post, telephone or telegraph company is already allied;

•	our superior switching, routing and customer service technology supporting our telecommunications backbone which will continue to provide us with high quality cost analysis, customer service and strict quality controls;

•	our ability to distinguish ourselves from purely wholesale carrier competitors by offering “value-added carrier services,” such as giving carriers remote access to our debit card platform; and

•	our highly specialized analysis team composed of well-trained telecommunications professionals, utilizing our proprietary advanced data base systems for wholesale traffic, and our ability to continually monitor traffic data allowing us to maintain maximum network efficiency.

Capitalizing on these advantages, we intend to become a multi-faceted provider offering a portfolio of services and products to the most financially stable market participants through long-term contractual relationships. In order to reach this goal, we are seeking to:

•	broaden our portfolio of services and products offered to our wholesale carrier customers;

•	cultivate our relationships with additional foreign state-owned or state sanctioned post, telephone or telegraph companies and top-tier global carriers;

•	continue our evaluation of the financial stability of weaker wholesale carrier customers and cautiously manage our financial exposure to such customers in order to safeguard against nonpayment of outstanding receivables;

•	continue to seek out opportunities in the distressed marketplace to acquire complementary assets, technologies and lines of business at attractive prices; and

•	generate significant incentives, such as volume commitments and price incentives, for global carriers to enter into long-term contracts with mutual commitments.

IDT Europe

Formed in 1998, IDT Europe manages our corporate and carrier services headquarters in London, England and our retail headquarters in Dublin, Ireland. IDT Europe is primarily focused on the wholesale carrier business and the sale and marketing of calling cards. We have well-established operations in the Netherlands, Belgium, Germany, Spain, France, Italy and Sweden, and in Fiscal 2003 we added operations in Switzerland, Denmark, Norway, Portugal, Austria, Greece and Israel. During Fiscal 2003, we also expanded into Eastern Europe with the opening of an office in Prague and the establishment of relationships with carriers in Poland, Latvia, Estonia and Hungary. We are currently developing plans to launch calling card operations in Eastern Europe.

Our prepaid calling cards, typically sold under the IDT brand, are targeted primarily to the immigrant and ethnic markets. IDT markets a wide range of calling cards throughout Europe that feature competitive rates and high quality service to almost anywhere in the world. Because the Europe-wide immigrant market is quite fragmented, we offer different cards to the various communities. For instance, the top destinations for calls made from the United Kingdom are India and the Philippines, while the Netherlands has many Chinese immigrants and North African countries are important to the French immigrant population.

We also provide competitively priced wholesale carrier services to a variety of European telecom companies, including foreign state-owned or state sanctioned post, telephone or telegraph companies and Tier-1 carriers, new and emerging telephone companies, and value-added service providers.

With approximately 200 employees, our European operations generated $300 million of revenues in Fiscal 2003, a 31% increase over the $229 million of revenues generated during Fiscal 2002. Our European operations’ revenues constituted 18.3% of our telecom division’s revenues in Fiscal 2003, as compared to 16.2% in Fiscal 2002. During Fiscal 2003, prepaid calling cards constituted 49% of our European operations’ revenues, with the remaining 51% attributable to wholesale carrier business.

The senior management of IDT Europe is also responsible for overseeing our Asian and African operations. For several years, we have had an office in Manila, Philippines, and during Fiscal 2003 we opened offices in Hong Kong and Johannesburg, South Africa. Through Fiscal 2003, our Asian and African subsidiaries have been primarily focused on pursuing carrier relationships and wholesale traffic. We are, however, currently developing plans for the launch of calling card operations in Asia in Fiscal 2004.

Through Corbina Telecom, our wholly owned subsidiary, we offer a broad range of services in the rapidly growing Russian telecommunications market, including wireless resale, wholesale carrier services, Internet access (dial-up and broadband), wireless access and E1 (a measure of bandwidth) circuit connectivity. Revenues generated by Corbina in Fiscal 2003 were $25.0 million, an increase of 65.6% from $15.1 million in Fiscal 2002. Corbina constituted 1.7% of IDT Telecom’s total revenues.

IDT Telecom Infrastructure

Sales, Marketing and Distribution

We market our prepaid calling cards primarily to retail outlets in the United States through an exclusive distribution agreement with Union Telecard. Union Telecard utilizes a network of more than 1,000 sub-distributors (ranging from large companies to sole proprietors) that sell to over 250,000 retail outlets throughout the United States. The vast majority of these retail outlets are convenience stores, newsstands and gas stations.

We benefit from Union Telecard’s extensive distribution network, which provides us with an accurate assessment of the fast-changing requirements of our prepaid calling card customers. We work closely with Union

Telecard’s management team, which we and our co-venturer appoint, in developing marketing and distribution strategies for our prepaid calling card products, including card design, pricing and expansion opportunities. Sales of our calling cards represented 98% of Union Telecard’s total revenues in Fiscal 2003.

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

During Fiscal 2002, we implemented an enterprise software platform for our calling card business. We believe that this system provides us with a significant competitive advantage as it dramatically enhances inventory and credit control, reduces costs, strengthens information flows across our organization, and enables customer support and tracking down to the consumer level. The system ties directly into our central database and seamlessly folds into enterprise level reporting. Furthermore, the system enables a dramatic increase in customer base, and therefore growth potential, with no significant change to existing personnel and procedures.

Our customized private label calling cards and our stock IDT-branded calling cards are marketed to retail chains and outlets primarily through our own internal sales force, although from time to time we may utilize third-party agents or brokers to acquire accounts. With our acquisition of Qwest Communications’ prepaid calling card business, we have gained access to more than 100 additional retail accounts.

We market our consumer phone services primarily by direct television advertising in targeted markets.

In Europe, we sell our prepaid calling cards through independent distributors, our rechargeable calling cards primarily through in-flight airline magazines, and our private label prepaid calling cards directly to customers, using our own internal sales force.

Billing and Customer Support

We believe that reliable, sophisticated and flexible billing, information and customer service systems are essential to our ability to remain competitive in the global telecommunications market. Accordingly, we have invested substantial resources to develop and implement our proprietary management information systems.

Our billing system enables us to:

•	accurately analyze our network traffic, revenues and margins by customer and by location on an intra-day basis;

•	validate wholesale carrier settlements;

•	monitor least-cost-routing of customer traffic; and

•	efficiently communicate the most popular routes and price points to our buying staff.

Our entire billing process is fully automated and increases efficiencies by reducing the need for monitoring by our employees.

We believe that our ability to provide adequate customer support services is a crucial component of our ability to retain customers. We answer more than 100,000 customer support phone calls per day, of which roughly 60% are handled by our automated Integrated Voice Response System and approximately 40,000 calls are handled by our customer support staff.

Our customer support staff is located in our centers in Puerto Rico, Newark, New Jersey, London, England and Jerusalem, Israel, with the majority of calls handled by our staff in Puerto Rico. Customer service representatives communicate with subscribers via phone, fax and e-mail. They are trained to provide both technical and general service assistance, and are required to field a minimum number of calls and e-mails each day. Our quality control department monitors thousands of calls per day on a real time basis. We constantly train customer service representatives and provide retraining to ensure that they maintain a courteous attitude and remain knowledgeable about our service offerings. Online account management and billing systems were implemented during Fiscal 2002 that greatly improved efficiency by reducing the average call duration from between 6 and 8 minutes to between 4 and 7 minutes, thereby improving customer satisfaction and reducing costs by allowing each customer service representative to field more calls. We also employ liaisons between our customer support and technical staffs to enhance responsiveness to changing customer demands.

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

Private Line Network

We operate a growing telephone network consisting of domestic dedicated leased fiber-optic and copper lines and owned switch equipment in the United States, which are interconnected to major foreign state-owned or state sanctioned post, telephone or telegraph companies, emerging carriers and domestic interexchange carriers, local exchange carriers and competitive local exchange carriers.

We also own and lease capacity on 26 undersea fiber-optic circuits that operate on more than six different cable systems that connect our U.S. facilities with our international facilities and with third-party facilities in Europe, Latin America and Asia. We utilize other carriers’ networks in providing consumer long distance services.

Our major switching facilities are located in the United States and the United Kingdom. These locations provide our network with redundancy and diversity. All of these locations are linked with the dominant local exchange carrier as well as with at least one CLEC, allowing us to interconnect with all major interexchange carriers to switch traffic via our leased private lines. Furthermore, all of our locations are interconnected via leased lines to enhance network reliability and redundancy as each location interconnects with the various carriers.

In September 1998, we obtained from Frontier Communications (now a unit of Global Crossing Ltd.) dedicated circuit capacity in the United States over Frontier’s network, connecting more than 120 metropolitan areas around the nation. These network facilities have enabled us to (i) expand the range and reliability of our data and voice transmission service, while reducing network costs, (ii) reduce 800-origination costs, and (iii) provide for origination and termination of wholesale carrier traffic in all major U.S. cities.

In October 1999, we entered into an agreement with Frontier whereby we enhanced our ability to provide presubscribed long distance and dedicated and toll-free services throughout the United States as well as casual calling long distance (the 10-10-xxx numbers) in selected areas of the United States.

In addition, we own or lease switched services to connect our U.S. and U.K. facilities. These services are used to originate traffic from our customer base in the United Kingdom and to terminate existing carrier and call reorigination traffic to the United Kingdom. We have more than 110 operating and terminating agreements that provide for the termination of traffic worldwide, and we plan to obtain additional leased lines to certain destinations, which should result in reduced per-minute termination costs.

In September 2002, we acquired certain Indefeasible Rights of Use (IRUs) and equipment from the estate of Star Telecommunications, which grant us long-term capacity on U.S. nationwide fiber networks operated by Qwest and Broadwing. This network allows IDT to carry increased voice and data traffic into 13 major metropolitan cities in the United States, including Boston, New York City, Washington, D.C., Atlanta, Miami, Houston, Dallas, El Paso, Phoenix, San Diego, Los Angeles, San Francisco and Las Vegas.

In October 2000, in settlement of a suit filed by us against Tyco Group S.A.R.L. and Tyco Submarine Systems, we received certain IRUs relating to capacity in TyCom’s trans-Atlantic and trans-Pacific undersea fiber-optic networks. We do not anticipate making use of these IRUs in the near term because the cost of putting these IRUs into service would be greater than the cost of leasing the capacity we require. We will continue to evaluate the relative costs in determining whether to make use of the TyCom IRUs.

Switching Platforms

We utilize three major telecommunications switching platforms. Our telecom division uses Excel (formerly a division of Lucent) switches for all application-based products such as prepaid calling cards, and value added services such as voice prompts, speed dialing, voice mail and conferencing. Our Excel switches are flexible and programmable, and are designed to implement network-based intelligence quickly and efficiently. As of October 1, 2003, we had deployed 210 Excel switches. Our telecom division also uses a platform manufactured by Nortel, which serves as an international gateway and domestic carrier switch. As of October 1, 2003, we owned seven Nortel switches. We plan to increase the capacity of the Nortel switching platforms in the United States and England during Fiscal 2004. Our telecom division has also deployed six Sonus gateways. Our Sonus switches are flexible and serve as international gateways and local interconnect switches and support voice over Internet protocol, or VoIP, technology. Our deployed Sonus switches are in New Jersey, California, Florida, Massachusetts, Peru and Argentina. We are in the process of deploying a seventh Sonus gateway in England. All of our switches are modular, scaleable and equipped to signal in such protocols as ISDN (integrated services digital network) and C7/SS7 (a common channel signaling standard), so as to be compatible with multiple domestic and foreign networks.

Software

Our switches work in conjunction with our software platforms, many of which are proprietary, to run all of the applications that we require to provide value added services, as well as billing and traffic analysis. The software enables the switches to route all calls via our least-cost-routing matrix. Least-cost-routing is a process by which we seek to optimize the routing of calls for over 230 countries and territories. In the event that traffic cannot be handled over the least-cost-route due to capacity or network limitations, the least-cost-routing system is designed to transmit the traffic over the next least-cost-route. Our least-cost-routing system analyzes several variables that may affect the cost of a long distance call, including different suppliers, different time zones and multiple choices for terminating the call in each destination. Our least-cost-routing system is continuously updated to include the most favorable rates available from different suppliers to different destinations. By utilizing a least-cost-routing system, we are able to lower our costs and offer lower rates to our customers. This is of significant importance when serving a market that has become increasingly price-sensitive. During Fiscal 2003, we developed new software and upgraded existing software to allow for more real-time, automatic updating of our least-cost-routing matrix.

Research and Development

Our telecom division employs a technical staff that is devoted to the improvement and enhancement of  its existing telecommunications products and services, including switching technologies and the development of new technologies, applications and products. We believe that the ability to adjust and improve existing technology and to develop new technologies in response to, and in anticipation of, customers’ changing demands is necessary to compete in the rapidly changing telecommunications industry. There can be no assurance that we will be able to successfully develop new technologies or effectively respond to technological changes or new industry standards or developments on a timely basis, if at all.

WINSTAR HOLDINGS

Overview

Winstar Holdings, through its operating subsidiaries, is a broadband and telephony service provider that offers a “last mile” telecommunications solution through its fixed wireless and fiber infrastructure to enterprise, small and medium business, and government customers. The services offered include local and long distance phone services, high speed Internet and data communications, WAN solutions, co-location, mobile network infrastructure and web hosting.

We believe that, through Winstar, we own the largest footprint of fixed wireless spectrum in the United States. As the name implies, fixed wireless systems are not suitable for mobile communications, but can transmit voice, data or video signals from one fixed antenna to several other fixed antennas, and are used primarily to provide services to buildings.

Winstar holds licenses in many different spectrum bands. The main licenses, primarily (but not exclusively), exist in the 38.6-40.0 GHz (39 GHz) band and the FCC primarily awarded them to Winstar on an “area-wide” basis covering large Economic Areas (“EAs”). The FCC divided the contiguous United States, Alaska and Hawaii into 172 EAs prior to the auction for 39 GHz spectrum. Winstar owns licenses in each EA. Matching the 39 GHz EA licenses held by Winstar to the FCC’s EA map, and using a geographic coverage analysis combined with measuring the spectrum volume (in megahertz – i.e., MHz), we have determined that Winstar-held spectrum licenses granted to it by the FCC in the 38.6-40.0 GHz (39 GHz) auction cover all 50 states, with at least two one-channel licenses (at 100 MHz per channel) per EA, and generally averaging over 500 MHz per market.

On May 15, 2003, the FCC adopted, and on October 6, 2003 released, landmark rules that allow licensees in certain spectrum bands, including in the 39GHz band, an enhanced ability to lease spectrum to others in a secondary market. Those rules go into effect within 60 days of publication in the Federal Register. As of October 10, 2003, the rules had not been published in the Federal Register. In response to the May 15, 2003 rules adoption, we formed a spectrum leasing business unit that will oversee the leasing of our Winstar division’s spectrum to telecommunications and wireless service providers throughout the United States.

During Fiscal 2003, our Winstar division generated revenues of $87.6 million, representing 4.8% of IDT’s total consolidated revenues for Fiscal 2003, and operating losses of $88.8 million. In Fiscal 2004, we intend to focus on increasing our Winstar division’s revenues (and reducing its operating losses) by cultivating synergies between the IDT and Winstar networks, and by attracting additional commercial accounts, wholesale business and government contracts.

We believe that our Winstar division’s telecommunications services can be successfully marketed by featuring (i) Winstar’s high quality service, (ii) Winstar’s competitive pricing, and (iii) the additional security of communication systems redundancy.

The Local Telephony Market

The Telecommunications Act of 1996 encouraged competition against ILECs, by permitting CLECs to offer voice and data services via both landline and wireless delivery. The incentives for the CLECs to compete against the ILECs included the ability (i) to charge rates determined by market forces and not regulatory commissions, (ii) to freely interconnect with the public service telephone network at below-wholesale rates, and (iii) to charge public service network interconnection fees when a public network customer or interexchange connecting carrier makes a voice or data call to a CLEC.

The United States Telecom Association has reported that, nationally, local service revenues in 2001 totaled $126.4 billion. The USTA’s report also stated that in 2001 the CLECs generated $16.8 billion in revenues (13.3% of total local voice and data service market), and projected that the CLECs’ revenues would increase to

$31.6 billion in 2007, while the ILECs’ revenues would increase from $109.6 billion in 2001 to only $111.4 billion in 2007. Additional services such as digital subscriber lines, or DSL, and video conferencing have been driving growth in the local business telephony market.

Historically, the ILECs provided local communications service and the connection to customers over copper wire for the “last mile.” Without enhancement, copper wire is generally not well suited to support high bandwidth services. Therefore, the growth of bandwidth intensive communications services has created increased demand for additional transmission capacity across the “last mile.”

IDT’s Approach to Winstar

When IDT acquired Winstar in December 2001, IDT installed a new management team to oversee Winstar. On the purchase date, Winstar had a “cash burn rate” (the amount by which cash expenses exceeded cash revenues) of approximately $19 million per month. Management determined that, in order to decrease Winstar’s cash burn rate and move towards profitability, significant expense reduction strategies had to be implemented. In March 2002, we implemented a plan that reduced the cash burn rate to approximately $6 million per month as of July 2003, by accomplishing the following cost savings:

•	streamlining the focus of operations from 37 cities to the 22 largest metropolitan markets in the United States and focusing on on-net customers (i.e., customers in buildings which are part of our network infrastructure). Although this sharpened focus had the effect of disconnecting approximately 3,200 predominantly off-network customers, which caused a correlating reduction in revenue, management believes that we realized cost savings and derived benefits that far exceeded the lost revenues from this refocused strategy;

•	reducing non-sales personnel by approximately 65%, resulting in payroll savings of approximately $2.8 million per month;

•	using procedures prescribed by the U.S. Bankruptcy Court for the District of Delaware, which had authorized IDT’s purchase of the Old Winstar assets, to review and then reject or re-negotiate thousands of contracts with software vendors, consultants, landlords, carriers and a variety of other service providers. Using these procedures, real estate rental costs were lowered by approximately $1.5 million per month and consultancy and other service costs were reduced by approximately $1 million per month; and

•	improving the network’s efficiency and also outsourcing several of the network’s key components. During this process, more than 12,000 circuits were disconnected from the network, resulting in savings of approximately $6 million per month.

Winstar is using IDT’s existing resources where possible to gain efficiencies and cost savings in its operating environment. Some of the areas where gains have already been generated include:

•	Management Information Services. Winstar’s MIS division is working closely with IDT’s MIS department to utilize billing technology developed at IDT. When Winstar was acquired by IDT, it was using no less than four billing systems and was outsourcing its main billing system to Perot Systems. IDT replaced this main billing system with IDT’s in-house billing system in 90 days. Subsequently, the three other Winstar billing systems were migrated to the IDT biller as well. However, government accounts that were being billed by one of these migrated systems continue to be billed by the legacy system. The IDT biller is now billing a large majority of Winstar’s customers. We are currently in the process of migrating a series of customers that have historically been billed manually to the IDT biller as well. We enjoy significant cost savings by no longer having to maintain multiple billing systems.

•	Purchasing. All of our Winstar division’s purchasing is centralized and executed through the IDT corporate procurement group. We believe that our purchasing power and expertise in negotiation will result in substantial cost savings.

•	Legal. The size of our Winstar division’s legal department has been significantly reduced and is increasingly integrated with IDT’s legal department. Among other tasks, our legal department manages our Winstar division’s trademarks, copyrights and all other intellectual property needs.

•	Other Winstar departments, including Billing Operations, Collections, and Carrier Settlements, are in the process of realizing efficiencies by leveraging existing IDT resources.

We believe that the cost savings initiatives we began to implement during Fiscal 2002 have significantly lowered the costs associated with operating our Winstar division. We are focusing our efforts in Fiscal 2004 on increasing revenues by attracting additional customers, a process we began during Fiscal 2003 with the following initiatives:

•	we introduced a building-centric commission plan for Winstar’s sales force that assigns a salesperson to each building and provides the sales force incentive to not only generate new revenues but also to retain existing revenues;

•	we created a customer management team that supports the sales group by working on generating sales leads and scheduling sales visits, as well as providing post-sale follow-up and a high level of customer support; and

•	our Winstar division’s sales force began marketing our domestic and international long distance services as part of its product line. We believe that our competitive pricing for these services permits us to bring added value to our Winstar division’s customer base.

Efforts currently in progress designed to increase revenues and decrease costs in 2004 include:

•	the development of a sales force improvement plan that will generate more sales dollars per salesperson and hold the salesperson more accountable for performance on a monthly basis; and

•	the creation of a “business development” unit that will be focused on maximizing opportunities in the wholesale sector, such as traffic backhaul and infrastructure services to mobile wireless carriers, and in the new government-created, spectrum leasing secondary market.

•	the continued reduction of excess capacity on our network, as well as the elimination of buildings with limited revenue potential from our building network.

Our Winstar division, however, continues to incur significant losses, and faces several significant challenges going forward, including:

•	the level of penetration in its provisioned buildings is not sufficient for our Winstar division to be profitable;

•	the sales cycle for enterprises seeking to use Winstar’s services as a redundant communication system as well as government customers, is extremely long; and

•	the extensive amounts of unused capacity available in the marketplace being offered by competitors at extremely low prices.

Winstar’s Services

Our Winstar division’s services, marketed under the service mark IDT Solutions, include:

•	local and long distance phone service;

•	high-speed Internet and data communications;

•	WAN and frame relay solutions;

•	co-location;

•	mobile network infrastructure; and

•	conferencing services.

We believe that the economic and technological benefits of Winstar’s fixed wireless and fiber infrastructure enable it to deliver broadband services and applications on a more cost-effective basis to a larger market than an all-fiber system. Winstar is currently focusing on 22 domestic markets, with a footprint of approximately 2,350 provisioning ready buildings (i.e., buildings in which our technology is currently deployed) covering almost 85,000 prospective business tenants. In addition, Winstar has access rights and options to connect approximately 1,800 additional buildings to the Winstar network that are not currently outfitted for operation.

Government Contracts

Our Winstar division provides facilities-based broadband services to federal, state and local government agencies, including the Central Intelligence Agency (CIA), the Government Services Administration (GSA), and the Department of Defense (DoD). These clients, to whom Winstar provides approximately 50,000 federal telephone numbers as well as high speed data services, utilize Winstar’s fixed wireless technology either as a primary service or a redundancy solution across the United States; however, approximately 38% of the “last mile” service to these customers, unlike the services provided by our Winstar division to its commercial and other non-government customers, is provided through the resale of certain RBOC or ILEC “unbundled” network elements at FCC-mandated discounts. State public utility commission proceedings may limit Winstar’s ability to provision these elements at discounted rates. We expect these elements will remain available at higher wholesale prices. We do not believe, however, that this would have a materially adverse impact on our ability to implement existing government contracts or bid for new government contracts.

Old Winstar received its twelve Metropolitan Area Acquisition (MAA) contract awards during 2000 and 2001. We successfully completed the novation process (the process by which the Federal government recognizes a successor in interest to a Federal contract) of all of these MAA contracts in October 2002 and successfully expanded in 2003 to New York City, Chicago, Illinois, and San Francisco, California, through a MAA contract cross-over process. As a result, Winstar now enjoys a 15-city MAA contract footprint.

Advantages of Fixed Wireless

A September 2002 Yankee Group study predicts that U.S. broadband market revenues will grow by 361% by the end of 2007. However, many small and medium-sized businesses are located in buildings that are not reached by optical fiber lines, and the existing copper wire infrastructure does not provide the necessary bandwidth to provide broadband services.

We believe that fewer than 10,000 of the more than 750,000 office buildings located in the United States have broadband fiber connections. Furthermore, it is believed that construction of “last mile” fiber connections has slowed recently. Of the domestic commercial office buildings with direct fiber connections, an even smaller number possess network infrastructure to provide broadband connectivity to all of the buildings’ tenants.

Of the three principal technologies available to provide broadband connectivity (DSL, fiber and fixed wireless), we believe that fixed wireless technology enables the delivery of broadband services in the most cost effective manner for the largest portion of the market. Cable modem technology, while growing, is predominately in the home and SOHO market and is not meaningfully offered in the business office building environments where we predominately find our customer base.

Although fiber generally provides the customer with the greatest amount of bandwidth, laying fiber is extremely expensive and, as a result, is only economically feasible for buildings with many customers that have substantial bandwidth needs. A fiber connection can cost between $100,000 and $400,000 or more per building, while a fixed wireless connection to a building generally costs between $25,000 and $75,000.

DSL technology can be a cost-efficient alternative to fiber because DSL providers utilize existing copper wires to provide service, making the deployment of DSL service less capital intensive. DSL signals, however, fade over long distances and are not possible under certain conditions. Furthermore, the upper limit of bandwidth provided by DSL may not be sufficient for bandwidth-intensive applications.

Broadband fixed wireless technology provides a superior market alternative to fiber’s high cost and DSL’s bandwidth constraints by providing bandwidth speeds that are substantial while keeping costs manageable.

Government agencies and businesses are looking for redundant telephone systems in order to remain on line and in communication during an emergency or natural disaster. We believe that our Winstar division offers the only true, non-fiber central office path diversity and redundancy solution via our fixed wireless local loop network.

Winstar’s Advantages

We believe that, in addition to the advantages enjoyed by fixed wireless, our Winstar division has a number of further competitive advantages, including:

•	our prices are very competitive;

•	we provide high speed Internet services to all of our provisioning-ready buildings, whereas DSL services are limited to certain buildings, and only a few other CLECs (such as Adelphia, Time Warner and XO Communications) deliver a bundle of local, long distance and Internet access services;

•	we believe that we can provide our services more quickly than the RBOCs to new customers in provisioning-ready buildings (i.e., buildings in which our technology is currently deployed);

•	we can offer our discounted IDT Telecom long distance and integrated voice services to our Winstar division customer base;

•	we maintain the capability to provide non-switched broadband connectivity between customer premises that enjoy line-of-sight to each other (such as in campus environments), meaning that if two buildings have line-of-sight to each other, users of our technology can communicate (voice and data) without having to go through a switch;

•	as a predominantly facilities-based provider, we are not as dependent upon the RBOCs or other carriers to deliver “last mile” service to our customers; and

•	many of our non-RBOC and non-facilities-based competitors, such as Z-Tel Communications, Broadview Networks, Allegiance Telecom and others, rely much more substantially on the ILECs to deliver services to their customers, which (i) presents a potentially contentious relationship between competing providers, and (ii) often hinders their ability to provision services quickly for add-on capabilities and network additions.

Winstar’s Network

Winstar’s Fixed wireless Connection

Our Winstar division uses fixed wireless technology to provide telecommunications services to its customers. Our typical fixed wireless customer is serviced by placing a 10-to-12 inch diameter digital microwave antenna on the roof of the customer’s building. One antenna can service multiple customers in the same building. A customer’s voice, data and video communications traffic travels from the customer’s premises over the building’s internal wiring to a small radio unit in the building, which is connected to the rooftop antenna. The traffic is then routed via wireless transmission from the antenna on the customer’s rooftop to another antenna (the two antennas must have line-of-sight with each other) located on a nearby hub building.

Local Network Infrastructure

Our Winstar division deploys point-to-point connections in its local network infrastructure. Point-to-point connections use a single dedicated link between two antennas having line-of-sight to each other, one usually located on the roof of a customer’s building and one at a hub site.

Hub sites usually have multiple antennae and serve as aggregation points for the reception and distribution of traffic of customers located in multiple buildings. Hub sites are typically located on intra-city fiber rings and are located to maximize the number of potential buildings from which such sites can receive and distribute communications traffic. The hub sites are attached to fiber rings that contain up to OC-48 (2.5 gigabits per second) capacity, and using our owned dense-wave fiber optic equipment, we can add additional OC-48s on an incremental cost basis, allowing traffic to continue at broadband speeds to switching centers where it is routed to its final destination. Where hub sites are not located on a fiber ring, we typically lease OC-3 capacity, or in certain instances, use our own wireless technology to transport traffic from the hub to the switching center.

Our Winstar Division can provide customers with up to an OC-3 of transmission capacity over a single wireless link utilizing one 100 MHz channel, which is sufficient capacity to provide 2,016 simultaneous telephone conversations, or 84 T-1 lines of capacity.

Switching and Data Centers

Our Winstar division delivers voice services utilizing local and long distance voice switches. The voice and data switches generally serve the markets in which they reside and, in some cases, secondary markets that these switches can economically serve. Our Winstar division’s data and web hosting centers are located in Herndon, Virginia (near Washington, D.C.), Newark, New Jersey and Hackensack, New Jersey.

Licenses

We believe that we hold the largest amount of commercial spectrum in the United States, covering all 50 states. The area-wide licenses we hold provide an average of 740 MHz of capacity in our Winstar division’s top 60 U.S. markets (listed below). In addition, we have an average of 615 MHz of capacity in the top 200 U.S. census markets. Our spectrum portfolio includes ample spectrum in all major and minor markets and also offers mobile telephone network providers the ability to obtain backhaul services between their antenna tower sites nationwide where line-of-sight is not an obstacle. For example, we possess over 1,750 MHz of area-wide spectrum in the New York City metropolitan area.

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

Building Access Rights

We obtain access rights to connect to buildings from building owners or managers to allow us to install antennas linking the building to our hub sites, and to permit us to access interior building co-location and riser space and existing internal building wiring. We generally pay monthly rent to the building owner or manager for these rights. As of July 31, 2003, we had approximately 2,350 provisioning-ready buildings that provide us with access to almost 85,000 businesses. We and Old Winstar have acquired access rights on a building-by-building basis and through agreements with owners of portfolios of buildings. In 2001, Old Winstar signed an agreement with the GSA allowing increased access to government buildings using a master lease standards arrangement.

Network Support

Our Winstar division’s network is monitored continuously through its redundant network operations centers, or NOCs, located in Herndon, Virginia and Seattle, Washington. These NOCs provide us with points of contact for network monitoring, troubleshooting and dispatching repair personnel in each market. They have a wide range of network surveillance functions, including the ability to remotely receive data regarding the diagnostics, status and performance of the network. Continuous monitoring of system components by personnel at the NOCs allows us to identify network irregularities before they affect customers and to quickly react to network problems that affect customers. Each of the NOCs serves as backup for the other. This allows us to ensure full, continuous network visibility should one of the NOCs go off-line. Our Winstar division customers have the ability to report service problems to Winstar at any time. In addition, we maintain a national customer service center in Newark, New Jersey.

Net2Phone

Overview

Net2Phone is a separate public company whose common stock is quoted on the Nasdaq National Market under the symbol NTOP. Net2Phone is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. On or about October 29, 2003, we expect that Net2Phone will file an Annual Report on Form 10-K with respect to its fiscal year ended July 31, 2003. Set forth below is a brief description of the business of Net2Phone. For further information with respect to Net2Phone, reference may be made to its Annual Report on Form 10-K and to prior and subsequent reports and other information filed by Net2Phone from time to time with the Securities and Exchange Commission. No such reports or information are incorporated into this report and such reports and information do not form a part of this report.

Net2Phone is a leading provider of Voice over Internet Protocol, or VoIP, telephony services. Since it began operations in 1995, Net2Phone has evolved from a pioneer in developing PC-to-telephone calling services over the Internet to a next generation provider of high-quality voice and enhanced telecommunication services throughout the world.

Net2Phone delivers VoIP services and products through two wholly owned subsidiaries—Net2Phone Global Services, or NGS, and Net2Phone Cable Telephony, or NCT. NGS delivers telephony solutions to businesses and consumers in over 200 countries, capitalizing on the growth, quality, flexibility and cost advantages of VoIP technologies. NCT offers cable operators a fully outsourced telephony platform to deliver high-quality residential phone services to their subscribers, empowering them to compete with traditional phone companies.

NTOP Holdings

NTOP Holdings holds an aggregate of 28.9 million shares of Net2Phone’s Class A common stock. As of July 31, 2003, this holding represented approximately 48% of Net2Phone’s outstanding equity and approximately 65% of the total voting power of Net2Phone’s outstanding equity. Currently, the members of NTOP Holdings consist of IDT and Liberty Media (through a subsidiary). The membership interests held by each of the members are as follows:

Membership Interests in NTOP Holdings at July 31, 2003

Member	Class A	Class A-1	Class B
IDT	6	87	43
Liberty Media	56	—	97

Under the Second Amended and Restated Limited Liability Company Agreement of NTOP Holdings (the “LLC Agreement”), the board of managers of NTOP Holdings comprises five persons appointed by the members owning a majority of the Class A-1 membership interests. In addition, for so long as Liberty Media owns a majority of the membership interests originally owned by it, the members holding Class A-1 membership interests are required to cause one nominee selected by Liberty Media to be appointed as a manager. Because we own all of the Class A-1 membership interests, we have the right to appoint the entire board of managers (including one nominee of Liberty Media). The board of managers directs the voting of all Net2Phone shares held by NTOP Holdings, thereby giving us effective control over the voting of the Net2Phone shares (but not their disposition, which requires consent of the members) held by NTOP Holdings.

Pursuant to the LLC Agreement, the different classes of membership interests have different rights to receive operating and liquidating distributions. If NTOP Holdings were liquidated, the actual number of shares of Net2Phone Class A common stock each class of membership interest would be entitled to receive would vary based on the market price for Net2Phone’s common stock and other factors. As a result, the effective percentage of the Net2Phone Class A common stock held by each of the members of NTOP Holdings through NTOP Holdings (i.e. the number of shares each member would receive upon liquidation of NTOP Holdings) varies from time to time. Pursuant to the operating agreement of NTOP, AT&T received 29 Class A units of NTOP Holdings, and had the right to put six of these units to IDT and 23 of these units to Liberty Media after one year. On October 29, 2002, AT&T exercised its put rights and sold all of its Class A units to IDT and Liberty Media for a nominal amount. As a result of this transaction, AT&T is no longer a member of the NTOP Holdings. IDT continues to hold the controlling membership interest in NTOP Holdings and is the managing member of the NTOP Holdings. The following table illustrates the effective percentage of Net2Phone Class A common stock of each of the members of NTOP Holdings during the four quarters of Fiscal 2003, based on the average daily closing price of Net2Phone’s common stock during such periods:

Effective Economic Ownership Percentages in Net2Phone of Members of NTOP Holdings

Member	Quarter Ended October 31, 2002	Quarter Ended January 31, 2003	Quarter Ended April 30, 2003	Quarter Ended July 31, 2003
IDT	15.2%	18.8%	18.6%	21.2%
Liberty Media	29.6	29.6	29.8	26.9
AT&T	0.8	—	—	—

Net2Phone’s Business

NGS uses Net2Phone’s platform, centrally managed from our New Jersey headquarters, to deliver and support a variety of VoIP based telecommunications products and services to consumers, enterprises and telecommunications providers around the world. Net2Phone addresses the growing need for low-cost calling alternatives around the world by:

•	using a global distribution network to contract with third-party distributors, who in turn distribute VoIP minutes and related enabling devices to retailers, businesses, Internet cafés and others in the countries where the distributor does business; and

•	distributing a variety of rechargeable and disposable prepaid calling cards in the United States and internationally. These cards are targeted to specific markets by language and currency.

In Fiscal 2003, Net2Phone began offering a suite of corporate solutions enabling small to medium sized businesses with branches and partners around the world to use a managed private data network, which Net2Phone calls its Private Voice Network, or PVN. The PVN allows these enterprises to access Net2Phone’s VoIP networks with regular telephones to significantly reduce their intra-company telecommunication costs.

Through its VoIP network, Net2Phone offer carriers a low-cost, high quality alternative for the transport and termination of voice and fax communications. Net2Phone generates revenue from carriers through the sale of access to the network via a VoIP interconnect, and through call termination charges.

NCT develops, integrates and manages an outsourced, customizable platform to provide cable operators with the tools they need to offer high-quality voice solutions over their current cable infrastructure. The solution complies with cable industry standards and we believe significantly reduces the costs and time-to-market associated with building a proprietary cable telephony service, thereby allowing cable operators to effectively compete with other established telephony providers. The service includes cable telephony business modeling, system integration, real-time service assurance with 24 x 7 network operations support, and the development and management of interconnects with local and long distance carriers to the public switched network. These tools are significantly enhanced by Net2Phone’s strategic relationships with us and our Winstar division. We provide

NCT with cost effective long distance termination and our Winstar division provides local connectivity throughout the United States. Using Net2Phone’s integrated system, cable operators can accelerate their time to market with an outsourced, scalable telephony solution, and can then sell their subscribers universal local and long distance service at very competitive calling rates.

In Fiscal 2003, our Internet Telephony segment, consisting of Net2Phone, generated $80.8 million in revenues and $9.7 million in income from operations, which included a $58.0 million gain on settlement of litigation by Net2Phone, and $7.3 million of restructuring severance and impairment charges. Effective October 23, 2001, we reconsolidated our investment in Net2Phone into our financial statements.

IDT MEDIA

Overview

Our Media division comprises five primary business lines: animation, radio, brochure distribution, customer contact services and corporate video services.

Digital Production Solutions (DPS) produces high-quality 3-D animation at 2-D prices. DPS accomplishes this by using a proprietary platform that allows animators from around the globe to collaborate on a single project while the progress of the project is monitored from a series of networked hubs on a real-time basis. DPS is currently producing several theatrical releases as well as several direct-to-DVD releases.

IDT’s radio properties include Sports Final Radio Network, a radio programming and syndication network which operates under the name Talk America Radio Networks and WMET 1150 AM, a talk radio station serving the Washington, D.C. metropolitan area. Talk America distributes intelligent talk radio products, utilizing WMET as a distribution point.

CTM Brochure Distribution distributes pre-printed travel brochures to over 10,000 racks in hotel lobbies and other tourist-related access points in the Eastern United States and Canada. During Fiscal 2004, we intend to pursue expansion through acquisitions and to explore the possibility of vertical expansion of business lines through production of the distributed brochures.

In September 2003, we announced the creation of IDT Contact Services, a new business unit that will develop, manage and provide call center services to IDT and to external clients.

OTV, our corporate video service, provides broadcast-quality television products over a broadband platform. During Fiscal 2004, we hope to develop OTV as part of an integrated video platform for corporations, including teleconferencing and in-house video communications.

During Fiscal 2003, the companies in our Media division generated an aggregate of $27.6 million in revenues, resulting in an operating loss of $9.1 million.

Animation

DPS has created a new paradigm for the production of computer generated (CG) animation. DPS’s proprietary protocol, the Global Animation Studio (GAS), is a worldwide virtual studio that enables the production of 3-D computer generated animation at the highest quality in a more cost effective and time efficient manner than any other studio in the world.

Using GAS, DPS has the ability to manage multiple projects simultaneously without sacrificing quality, speed or efficiencies. This is accomplished by layering onto IDT’s telecom infrastructure a state-of-the-art technology platform that currently links over 2,000 small animation studios and affiliates around the world. These animation studios are managed online, in real time, through management personnel located in a series of networked hubs. This process results in greater management efficiency and oversight than is typically achieved in major in-house studios, because production managers in multiple locations can view the animation produced by animators around the world in real time.

DPS produces its own proprietary content and also produces content for third parties on a contract basis. The efficiency of the GAS protocol enables DPS to reduce the production cycle of an animated theatrical release to approximately one and a half years instead of the three to four year cycle typical of other CG productions such as Shrek and Monsters, Inc. DPS is currently producing several proprietary projects including Starpoint Academy and Monster Monster Trucks. DPS is also working on several production services projects, such as the feature film Happily N’Ever After, a direct to video/DVD entitled Cabbage Patch Kids-Jump and a flash animation educational project for Macmillan McGraw-Hill. This is in addition to content being produced by DPS/Film Roman.

Animation Industry Overview

There has been an increasing market acceptance for CG animation content using computer generated imaging. CG animation facilitates the creation of characters, worlds and special effects that are richer and more detailed than in any other medium. The richer content from these advances enables the creation of productions with broader audience appeal without losing the family focus. As a result, these films have historically developed “intellectual properties” that can be exploited across many outlets.

The production of feature length animated films was reinvigorated in the 1990s when Disney Studios generated tremendous financial returns with the release of Beauty and the Beast, Aladdin and The Lion King. As a result, several animation facilities including DreamWorks SKG, Blue Sky Studios and Pixar were established with the intention of creating feature films. Since 1995, CG animated films have significantly outperformed the average major studio release. During this period, worldwide box office receipts for CG animated films totaled $3.3 billion. According to Kagan World Media, on average, a CG animated film generated worldwide box office revenues of $340 million, compared to non-CG and non-animated films that generated an average of only $64 million and $72 million respectively. In addition, the genre has also generated significant revenue from ancillary sources, including direct-to-video, merchandising and television. For example, Jimmy Neutron: Boy Genius, a CG animated theatrical release from Paramount Studios, has spawned The Adventures of Jimmy Neutron: Boy Genius, a CG animated television show for Nickelodeon. The extraordinary success of this format has led to heightened competition in the industry among companies interested in entering this market, such as Lucasfilm, Sony and IBM.

An important CG animation market is direct-to-video/DVD, which has generated net margins in the range of 45%-66% according to a Merrill Lynch Industry Update report (9/10/03). According to Kagan World Media, in 2002, the home video/DVD market totaled $13.6 billion, an increase of 13% from 2001. The rapid adoption of the DVD format is leading this charge, with DVD sales accounting for over 50% of total home video/DVD sales.

Television, due to its broad audience, is the perfect marketing tool for animated content. Networks typically pay approximately $200,000 for a “pre-school” style 2-D animated episode and approximately $450,000 for a CG animated episode. While the profit from a television series may be relatively modest, the awareness generated can drive significant merchandising and licensing revenues and profits.

Digital Production Solutions Acquisition Strategy

The GAS protocol provides DPS with a vast pool of animation resources. Access to this global network of animators yields production capacity that we believe is beyond that of any other animation studio. However, this production capacity is constrained by a lack of project management personnel. Each production requires a lead management team to oversee the development and production of the project. This team consists of directors, producers, artists, editors, designers and several other integral people. DPS’s ability to grow rapidly depends upon its ability to identify and hire qualified individuals to fill these slots. In order to accelerate the process of identifying, courting and hiring such personnel, DPS has strategically deployed studio “hubs” in various geographic locations where management talent, located at the hubs, can oversee the many productions. Currently, DPS has hubs in Newark, New Jersey, Los Angeles, California and Israel. This arrangement has many advantages in addition to mere redundancy. By virtue of the different time zones, talent can be applied to a project around the clock. Furthermore, various countries provide tax incentives for work done in their territories. Additionally, acquiring hubs provides contacts, relationships and revenue in those particular regions, thereby providing a source of projects.

In addition to the acquisitions of targeted studios, DPS will seek to acquire intellectual property in the form of animation in the family genre. As part of this approach, DPS may acquire rights to toy properties that have strong brand awareness with the intention of creating films starring such characters. In addition to marketing such a production in the normal distribution channels, DPS may package the production with a toy for sale through retail outlets as a premium item.

To date, DPS has acquired a controlling interest in Film Roman, Inc., a minority interest in Vanguard Animation LLC, and has signed a letter of intent to acquire a controlling interest in Mainframe Entertainment, Inc.

Strategically, DPS seeks to continue to develop content itself or together with other parties. DPS also will seek to continue to provide production services on a contract basis.

Film Roman

On May 22, 2003, DPS and Film Roman entered into a stock purchase agreement whereby DPS acquired a 54.9% interest in Film Roman for $0.9 million. In addition, on September 22, 2003, IDT Media, in two separate privately negotiated transactions, acquired an additional 4.1 million shares of Film Roman common stock in exchange for 68,517 shares of IDT’s Class B common stock, which increased IDT’s ownership interest in Film Roman’s common stock to 76.2%. DPS has also agreed to lend Film Roman up to $2.1 million that can be converted at the option of DPS into additional shares of Film Roman common stock.

Film Roman develops, produces and licenses a broad range of television programming for the domestic and international markets. It was founded in 1984 and has grown into one of the leading independent animation studios in the world. Film Roman is producing, on a work-for-hire basis, some of the world’s best-known animated series including The Simpsons, King of the Hill, X-Men, The Mask, Bobbys World, The Twisted Tales of Felix the Cat, and Garfield & Friends. Over the years, Film Roman has primarily produced animation for television, both on a fee-for-services and a proprietary basis. Film Roman is expanding its operations to include Internet broadcasting, live action TV, digital animation, and advertising.

The financial information of Film Roman is consolidated with IDT financial information as of May 22, 2003, which is the date on which IDT acquired its controlling interest in Film Roman.

Vanguard Animation

Vanguard Animation was founded in 2002 by John Williams and Neil Braun to be a producer of CG animated feature films and other properties. Mr. Williams identified, acquired, developed, cast and worked as a producer for the highly successful 3-D CG animated feature film Shrek, and Mr. Braun has held senior positions with NBC, Viacom, Imagine Entertainment and HBO. Vanguard’s first production, Valiant, is the first in a series of four films to be delivered for Buena Vista International (Disney’s distribution arm). In addition, Vanguard has several agreements with major studios, such as Disney, DreamWorks SKG and Paramount, for the production and distribution of CG animated films, including Toad Trip, Twists, Gateway to the Gods and Geronimo Jones.

On July 21, 2003, DPS acquired a 12.5% equity interest in Vanguard Animation for $2.0 million and DPS agreed to provide up to $8.0 million in loans. As the loans are drawn down, DPS will acquire up to an additional 12.5% equity interest in Vanguard Animation. Under the terms of the investment agreement, Vanguard Animation is required to offer DPS, on an exclusive “first look” basis, the opportunity to provide all production work on any Vanguard Animation project, subject to certain conditions. DPS and Vanguard Animation also entered into a joint venture agreement to develop, produce, finance and arrange distribution of CG animation entertainment.

Mainframe Entertainment

On September 16, 2003, we announced that we had signed a binding letter of intent to acquire a controlling interest in Mainframe Entertainment. The proposed acquisition is subject to both parties meeting certain conditions, including a restructuring of Mainframe’s existing debt, Mainframe obtaining shareholder approval and regulatory approval.

Mainframe is a producer of computer animation for television, direct-to-video and interactive gaming, with the capability for production of long-form CG animated feature films and commercials. Since its inception in 1993, Mainframe has produced over 240 half-hour episodes of CG animated content and has received numerous awards, including one for its Barbie direct-to-video production. Mainframe has strategically partnered with Hasbro, Mattel and Sony to create TV series based on characters and brands including Barbie, Hot Wheels and Spider-Man. Its programming has aired on The Cartoon Network, ABC, and FOX networks in the United States, and YTV and CBC in Canada. Recently, Mainframe completed a direct-to-video CG feature titled Barbie as Rapunzel and announced that Buena Vista International has acquired the Disney Channel’s broadcast rights to its CG animated special Scary Godmother Halloween Spooktakular.

Radio

In October 2001, we purchased Sports Final Radio Network, Inc., a radio programming and syndication network which operates under the name Talk America Radio Networks. Many radio stations do not create their own programming, but seek programming from program syndicators. Syndicators develop programming and provide it to stations on a barter basis. This means that the syndicator allows the station to broadcast a program in return for the right to sell a certain amount of the inventory of advertising minutes during the duration of the program.

Talk America produces radio programs and makes them available to radio stations across the nation. Talk America earns revenues by selling 6 to 8 minutes of advertising time per hour on Talk America programs. Currently, Talk America has over 750 radio station affiliates which broadcast at least some amount of Talk America’s programming on a weekly basis. Talk America contracts with Dial-Global Communications, a national advertising firm, to sell its advertising to national advertisers. Additionally, Talk America employs salespeople to sell advertising and an affiliate-relations staff to market its programming to radio stations. In Fiscal 2003, Talk America generated $1.0 million of revenue, resulting in an operating loss of $2.4 million, compared with $1.5 million of revenue and an operating loss of $1.7 million in Fiscal 2002.

Talk America contracts with radio hosts to provide programming. Since our acquisition of Talk America, we have hired a lineup of radio personalities including Bruce Williams, named the number six all-time radio host by Talker’s Magazine, veteran broadcaster Mort Crim, “Helpful Hints” personality Heloise and political pundit and former Green Beret Geoff Metcalf. Talk America also added the dynamic daily financial show Money Matters and has hired Linda Chavez and William Kristol to produce original programming. Moving forward, we hope to bring talented, proven regional hosts to the national stage using Talk America as a platform.

In July 2002, we acquired WMET 1150 AM, a talk radio station serving the Washington, D.C. metropolitan area, the nation’s eighth-largest radio market. We expect WMET to serve as a platform for showcasing Talk America’s original programming. When acquired, WMET had a 1,000-watt signal, giving it a modest power level and geographic reach. We are in the process of increasing WMET’s daytime signal to 50,000 watts pursuant to a construction permit granted by the FCC, and expect to submit final signal tests to the FCC by approximately

February 2004. WMET’s weekday programming derives largely from Talk America’s syndicated programs. WMET earns revenue by selling local advertising minutes in the Gaithersburg, Maryland and Washington, D.C. areas, and by “renting” airtime to local professionals and personalities who wish to broadcast programming on the radio station. In Fiscal 2003, WMET generated $180,000 of revenue, resulting in an operating loss of $895,000.

CTM Brochure Display

With over 2,000 clients and more than 10,000 display racks in over 25 states and provinces, CTM Brochure Display is a major distributor of travel and entertainment brochures in the Eastern United States and Canada. CTM was adversely affected by a decrease in the tourist industry and gas price increases in Fiscal 2003. We plan to improve profitability by utilizing software to plot and direct our brochure distribution routes, which should enable us to increase efficiency at a modest cost. CTM intends to increase revenues and profits in Fiscal 2004 by entering new sectors such as airport lounges, by growing its profit margin through reduction of operational expenses, and by pursuing acquisitions of additional companies in this market. CTM earns revenue through fees paid by travel and entertainment industry customers who pay CTM to distribute their brochures to hotel lobbies and other public venues. In Fiscal 2003, CTM generated $15.0 million of revenue, resulting in operating income of $1.1 million.

Customer Contact Services

We recently announced the formation of our call center business unit to manage the call center operations for IDT and outside clients. Prior to forming the business unit, IDT had a ten year history of running call centers performing customer service for its own retail operations. In-house operations are located in Newark New Jersey, Puerto Rico and London, England. The London office was opened to accommodate IDT’s European business. The Puerto Rican office takes advantage of that location’s lower wage levels and well-educated bilingual work force.

In the first quarter of Fiscal 2003, we opened a call center in Jerusalem, Israel. Israel draws immigrants from around the world, many of them well educated. However, like Puerto Rico, wage levels are low and unemployment is high. Our Jerusalem call center is staffed by people who are native speakers of English, French, Spanish, Dutch, Portuguese, Italian, and German. Initially staffed with 30 employees, the Jerusalem center worked only on IDT’s own customer service. However, it has grown to about 300 employees, and 35% of its efforts are now devoted to outside clients. It has about 250 seats, and we plan to add approximately another 180. Revenues for Fiscal 2003 were $496,000, and the center operated at a $1.1 million loss. Projects for outside clients include fundraising and charitable solicitations, mortgage lead generation, phone sales, subscription sales, customer service, client satisfaction surveys and information gathering.

In July 2003, we acquired two additional U.S. call centers. Both employ well-educated staffs and are located away from the highest-wage centers of the U.S. We acquired the assets of Utah-based Marketing Ally Teleservices, which has about 200 seats and handles sales and mortgage lead generation for blue chip clients. We purchased Contact America, which is headquartered in La Jolla, California and operates call centers in Bismark, North Dakota and Victoria, Kansas. Contact America has a niche in telemarketing services for insurance and extended product warrant products.

Corporate Video Services

Our OTV division is developing a system for the distribution of digital media on corporate networks. OTV will allow large businesses and government and educational institutions to deliver to their networked desktops live or stored content developed internally or by third-party vendors, such as cable television programming. OTV will save enterprises money by allowing them to visually communicate with and educate their employees in their various locations with low infrastructure costs.

Competition

IDT Telecom and Winstar

IDT Telecom and Winstar face many of the same competitors in the local and long distance telephony markets.

We believe the principal competitive factors affecting our business will be the price, quality and reliability of our services, customer service and innovation. Many of our current and potential competitors have greater name recognition and greater financial, marketing, personnel and other resources than we do, as well as other competitive advantages. We anticipate competition to remain intense in all of our telecom division’s and our Winstar division’s market segments, thus limiting our ability to achieve significantly greater margins or market share for any of our services.

Calling Card Services

We offer numerous calling card services, including prepaid debit, rechargeable and private label calling cards. We believe our success in providing these services is based on our ability to provide low rates and reliable service and to efficiently distribute our calling cards. The calling card industry is notable for its relative lack of regulation compared to the rest of the telecommunications industry, and for its ease of market entry. As calling rates continue to decrease and competition increases, we will be forced to rely on our service, quality and distribution efficiencies to remain competitive.

In the calling card market, we compete with other providers of calling cards, including established carriers and hundreds of small regional companies, and with providers of telecommunications services in general. Many of the largest telecommunications providers, including AT&T, MCI and Sprint, currently market prepaid calling cards, which in certain cases compete with our prepaid calling cards. These companies are substantially larger and have greater financial, technical, engineering, personnel and marketing resources, longer operating histories, greater name recognition and larger customer bases than we do. In marketing prepaid calling cards to customers outside the United States, we compete with large foreign state-owned or state sanctioned post, telephone or telegraph companies, such as British Telecommunications in the United Kingdom.

Wholesale Carrier Services

The carrier business has numerous entities competing for the same customers, primarily on the basis of price and service quality. Numerous carriers with which we compete have experienced financial difficulties, including bankruptcy, during the last three years. This may present an opportunity for us to expand our carrier service business through decreased competition and/or low cost acquisition of the facilities or equipment of bankrupt or financially unstable carriers. However, financial difficulties within the industry may lead to greater competition as bankrupt carriers reorganize by shedding unprofitable lines of business and outstanding debt, thus eliminating many of the financial burdens these carriers faced in their financially unstable condition. Regardless of the effects of bankruptcy and financial instability within the telecommunications industry, we expect this area to remain highly competitive due to the vast number of carriers and the amount of telecommunications network infrastructure that is available.

In the wholesale carrier service business, we compete with:

•	interexchange carriers and other long distance resellers and providers, including large carriers such as AT&T, MCI and Sprint;

•	foreign state-owned or state sanctioned post, telephone or telegraph companies;

•	on-line, spot-market trading exchanges for voice minutes, such as Arbinet;

•	other providers of international long distance services; and

•	alliances between large multinational carriers that provide wholesale carrier services.

Residential and Business Telephone and Related Services

We offer consumer long distance service to residential and business subscribers in the United States. In several states we also offer consumers local and long distance service bundled at a flat monthly rate. Our Winstar division offers fixed wireless services, including local and long distance phone services, high speed Internet and data services, WAN solutions, co-location, mobile infrastructure and web hosting, to selected business customers in 22 large U.S. cities.

The U.S. consumer phone service industry is characterized by numerous entities competing for a relatively static number of customers, leading to a high churn rate because customers frequently change long distance providers in response to offers of lower rates or promotional incentives. Competition in the U.S. to provide all local phone services is intense.

Our primary competitors in the long distance market include major long distance carriers such as AT&T, MCI and Sprint and the RBOCs in the states in which they entered the long distance market. Winstar competes with the RBOCs and the CLECs operating in the 22 markets in which Winstar is delivering its services.

Competing against the RBOCs is extremely challenging. Each of the RBOCs continues to enjoy a virtual monopoly as the ILE-C in its respective territory and most of the RBOCs are well funded. After a wave of consolidation, the four remaining RBOCs are (i) BellSouth, (ii) SBC Communications (including former Ameritech, Pacific Bell, Southwestern Bell and Southern New England Telephone), (iii) Qwest (former US West) and (iv) Verizon (including former NYNEX, Bell Atlantic and GTE). These are all substantial companies. Verizon surpassed Sprint as the third largest consumer carrier some time ago. In a battle for market share, the RBOCs have considerable resources.

Historically, federal regulations prohibited the RBOCs from providing long distance voice or data transport services. However, the FCC has granted, on a state-by-state basis, the RBOCs the right to provide such services in the states in which they provide local services after they satisfy certain criteria to prove that they have opened their local markets to competition. The FCC has approved applications for RBOCs to provide long distance service in 47 states and the District of Columbia, and is considering applications in one other state (the remaining two states in the United States are not served by the RBOCs).

As a result of the expansion of the RBOCs into the long distance business, the long distance market, which previously was largely dominated by the major long distance carriers such as AT&T, MCI and Sprint, now includes the RBOCs as well. The RBOCs remain our primary competitors in the local exchange market as well. Major long distance carriers such as AT&T and MCI also provide competitive local exchange service. Most service providers, offer packages of local, long distance and information services, commonly referred to as “bundled services.” We believe that it is imperative that we offer innovative bundled products at competitive rates if we are to compete effectively. For the foreseeable future, we expect the RBOCs to increase their share of the consumer local, long distance and bundled service product market.

Even though the RBOCs are required to open their networks to their competitors prior to federal regulators granting them the right to enter the long distance market, we believe that the RBOCs are either not willing or not able to provide high-quality service to the competitive communications providers that rely upon them to service their end user customers. We believe that the RBOCs often provide slow service, both for initial installation of new service and for repairs, compared to competitive carriers that rely upon their own networks to serve customers. The RBOCs also frequently raise disputes about the scope of their legal obligation to provide services to competitors, and sometimes refuse to provide services until the disputes are finally resolved (which may take years). In addition, the fees that the RBOCs charge to competitors using their network make it difficult for those competitors to generate sufficient gross margins to generate a profit.

Bundled all-distance voice service offerings began in the spring of 2002 with the MCI Neighborhood Plan. However, beginning in spring 2003, such service offerings, began to gain noticeable market share, and we experienced significantly increased customer churn. The most aggressive of these recent bundled offers went a step beyond all-distance voice by tying in significantly discounted DSL (the technology that competes with cable to provide broadband Internet connections) and in some cases wireless and wi-fi.

IDT’s consumer phone service did not add net customers in Fiscal 2003 as quickly as it did in Fiscal 2002; we believe these aggressively priced bundled offerings are an important reason for this. The flat fee bundled local/long distance service offerings which IDT’s consumer phone service business is now rolling out are our competitive response. However, for the foreseeable future, we expect the RBOCs and other ILECs to increase their share of the consumer long distance service market. We also expect the ILECs to use their existing dominant position in the local exchange market to maintain an advantage over competitors that offer similar bundled packages of local, long distance and information services to subscribers.

As a relatively recent entrant in the local telecommunications services industry, Winstar has not achieved, and we do not expect it to achieve in the foreseeable future, a significant market share for any of its services because the ILECs have (i) long standing relationships with their customers; (ii) financial, technical and marketing resources substantially greater than we do; and (iii) the benefit of certain existing regulations that favor the ILECs over us in certain respects. We also expect to face competition from other current and potential market entrants, including interexchange (long distance) carriers such as AT&T, MCI and Sprint, seeking to enter, re-enter or expand entry into the local exchange market. A continuing trend toward consolidation of telecommunications companies and the formation of strategic alliances within the telecommunications industry, as well as the development of new technologies, could also give rise to significant new competitors.

Winstar competes with a variety of enhanced service companies. Enhanced services markets are highly competitive, and we expect that competition will continue to intensify. Our competitors in these markets include Internet service providers, web-based communications service providers and other telecommunications companies, including the major interexchange carriers, ILECs, CLECs and wireless carriers.

Emerging Market Entrants

In all aspects of the telecommunications industry, we may face competition from an increasing number of market entrants such as electric utilities, cable television companies, fixed and mobile wireless system operators, and operators of private networks built for large end users. Electric utilities have existing assets and access to low cost capital that could allow them to enter a telecommunications market rapidly and accelerate network development. Cable television companies are also entering the telecommunications market by upgrading their networks with fiber optics and installing facilities to provide fully interactive transmission of broadband voice, video and data communications. New technology permits companies to provide voice telephone (or comparable) services over broadband Internet connections, allowing users of these Internet services to obtain communications services without subscribing to a conventional telephone line. Wireless companies have developed, and are deploying in the United States, wireless technology as a substitute for traditional wireline local telephones. Additionally, the World Trade Organization agreement on basic telecommunications services could increase the level of competition we face. Under this agreement, the United States and 68 other member states of the World Trade Organization are committed to open their respective telecommunications markets, including permitting foreign companies to enter into basic telecommunications services markets. This development may increase the number of established foreign-based telecommunications carriers entering U.S. markets.

Animation

DPS will experience substantial competition with respect to its CG animated film productions. The Company’s CG animated films will compete directly with the CG animation producer/motion picture studio teams of Pixar/Disney, which is the CG animation leader-to-date, PDI/DreamWorks, and Blue Sky/Twentieth Century Fox, among others. Each of these partnerships has plans to introduce a CG animated movie into the market in the next few years.

The competitive landscape of the animation industry is increasing with the entrance of large companies into the arena, including Sony, Lucasfilms and, most recently, IBM. Due to the great success of Pixar’s films, many, if not all, of the studios are attempting to become involved in the feature film arena. This has led to an increase in rivalry as advancements in digital imaging technology and animation techniques as well as the proven track record of CG animated films have shown that success is based on creating engaging stories, characters and worlds. DPS’ films will also compete with live-action feature films and other family-oriented entertainment products produced by the major movie studios.

REGULATION

Regulation in the United States

Consumer Telecommunications Services

We offer consumer local exchange and long distance service (collectively, “telecommunications service”) to residential and business subscribers in the United States through our Winstar and IDT America, Corp. (“IDTA”) affiliates. Winstar’s primary markets are the enterprise, small and medium business and government markets, whereas IDTA’s primary markets are the residential and small business markets. IDTA offers its service primarily through the unbundled network elements of the incumbent local exchange carriers, whereas Winstar primarily relies on its fixed wireless assets. Although many of the issues and risks in the telecommunications industry impact IDTA and Winstar equally, as a result of the companies’ different target markets and means of providing service, there may be instances where the companies are affected differently.

Our Winstar subsidiaries are certificated to provide facilities-based and/or resold competitive local and long distance service in 49 states and the District of Columbia. Certain of our other subsidiaries are certificated to provide facilities-based and/or resold long distance service in all 50 states and are currently seeking authorization to provide local exchange service in select markets. The local and long distance telecommunications services we provide are regulated by federal, state, and, to some extent, local government authorities. The FCC has jurisdiction over all telecommunications common carriers to the extent they provide interstate or international communications services. Each state regulatory commission has jurisdiction over the same carriers with respect to their provision of local and intrastate long distance communications services. Local governments often indirectly regulate aspects of our communications business by imposing zoning requirements, permit or right-of-way procedures or franchise fees. The FCC and the International Telecommunications Union, or ITU, set certain parameters on our domestic spectrum use. Significant changes to the regulations imposed by any of these regulators could have a material adverse effect on our business, operating results and financial condition.

In recent years, the regulation of the telecommunications industry has been in a state of flux as the U.S. Congress and various state legislatures have passed laws seeking to foster greater competition in telecommunications markets. Most significantly, the Telecommunications Act of 1996 eliminated many of the pre-existing barriers to competition in the U.S. telecommunications business, including preemption of many of the non-federal barriers to local service competition that previously existed in state and local laws and regulations, and set basic standards for relationships between telecommunications providers. The Telecommunications Act required ILECs to provide potential competitors with nondiscriminatory access to and interconnection with local networks, and to provide unbundled network elements at reduced prices. In addition, the Telecommunications Act allows the RBOCs, once certain thresholds are met, to enter the long distance market within their own local service regions.

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

Detariffing

In accordance with the FCC’s Detariffing Order, our rates, terms and conditions for interstate and international services are no longer set forth in tariffs filed with the FCC. Nonetheless, we remain subject to the FCC’s general requirements that rates must be just and reasonable, and not unreasonably discriminatory, and are also subject to the FCC’s jurisdiction over complaints regarding our services. The detariffing of domestic interstate and international services may pose additional risks for us because we will no longer have the benefit of the “filed rate doctrine.” This doctrine enabled us to bind our customers to the terms and conditions of the tariff without having each customer sign a written contract and enabled us to change rates and services on one day’s notice. Since the rates and terms of service are no longer tariffed, we may be subjected to increased risk of claims from customers involving terms of service and rates that could impact our financial operations.

Universal Service

In 1997, the FCC issued an order, referred to as the Universal Service Order, to implement the provisions of the Telecommunications Act relating to the preservation and advancement of universal telephone service. The Universal Service Order requires all telecommunications carriers providing interstate telecommunications services to periodically contribute to universal service support programs administered by the FCC, including subsidies for (i) telecommunications and information services for schools and libraries, (ii) telecommunications and information services for rural health care providers, (iii) the provision of basic telephone service in regions characterized by high telecommunications costs and low income levels, and (iv) interstate common line support (the “Universal Service Funds”). The periodic contribution requirements to the Universal Service Funds under the Universal Service Order are currently measured and assessed based on the total subsidy funding needs and each contributor’s percentage of the total of certain interstate and international end user telecommunications revenues reported to the FCC by all telecommunications carriers, which we measure and report in accordance with the legislative rules adopted by the FCC. The contribution rate factors are redetermined quarterly and carriers, including us, are billed for their contribution requirements each month based on projected interstate and international end-user telecommunications revenues, subject to periodic true up. Although the contribution obligations to the Universal Service Funds are imposed upon telecommunications carriers, such contributions may be passed through to consumers on an equitable and nondiscriminatory basis either as a component part of the rate charged for telecommunications services or as a separately invoiced line item. Since April 1, 2003, telecommunications carriers have been prohibited from using a separately invoiced line item identified as a recovery of contributions to the Universal Service Funds to bill amounts in excess of the rate of actual contributions to the Universal Service Funds. As a result, the ability of telecommunications carriers to recover administrative expenses and uncollectible receivables arising with respect to contributions to the Universal Service Funds has been curtailed. In addition to the FCC universal service support mechanisms, state regulatory agencies also operate parallel universal service support systems. Many state regulatory agencies have instituted proceedings to revise their universal support mechanisms to make them consistent with the requirements of the

Telecommunications Act. As a result, we are subject to state, as well as federal, universal service support contribution requirements, which vary from state to state. As with any regulatory obligation, if a federal or state regulatory body determines that we have incorrectly calculated and/or remitted any universal service fund contribution, we could be subject to the assessment and collection of past due remittances as well as interest and penalties thereon. Furthermore, if the FCC determines that we have incorrectly calculated and overstated a separately invoiced line item identified as a recovery of contributions to the Universal Service Funds we could be required to repay any such over-collection and be subject to penalty.

There are three proposals currently being reviewed by the FCC that have the potential to significantly alter our contribution obligations under the Universal Service Order. The first FCC proposal relates to the universal service support mechanism established in 1999 for non-rural carriers based on forward-looking economic costs, which was challenged before the U.S. Court of Appeals for the Tenth Circuit. In July 2001 the Tenth Circuit remanded the matter to the FCC for reconsideration and additional review, and in February 2002, the FCC issued a notice of proposed rulemaking and order seeking additional comments. The second FCC proposal would fundamentally alter the basis upon which our Universal Service Fund contributions are determined and the means by which such contributions may be recovered from our customers, changing from a revenue percentage measurement to a connection (capacity) or telephone number (access) measurement. The FCC originally made this proposal in May 2001, February 2002 and December 2002, the FCC solicited more focused comments on this proposal, which could adversely affect our costs, our ability to separately list Universal Service Order contributions on end-user bills, and our ability to collect these fees from our customers, which would have a material adverse effect upon us. The third FCC proposal, which was made in February 2002, solicited comment on the FCC’s formal review of the universal service contribution requirements imposed on wireline and other broadband Internet access services and the impact that changes to those requirements would have on the contribution obligations of other telecommunications service providers, such as us.

Based on the foregoing, the application and effect of the Universal Service Fund requirements (and comparable state contribution requirements) on the telecommunications industry generally and on certain of our business activities cannot be definitively ascertained at this time. Furthermore, if our collection procedures result in over collection, we could be required to make reimbursements of such over collection and be subject to penalty, which could have a material adverse affect on our business, financial condition and results of operations.

The RBOCs’ Entry into the Long Distance Market

The Telecommunications Act permitted the RBOCs (Verizon, SBC, Qwest, and BellSouth) to provide long distance services in states outside of their local service regions beginning in 1996, and permits them to provide in-region long distance service upon demonstrating to the FCC that they have adhered to the Telecommunication Act’s Section 271 14-point competitive checklist. The FCC must also find that granting the application would be in the “public interest.” During Fiscal 2003, RBOCs obtained approval to offer long distance service in 28 additional states, resulting in RBOC long distance service approvals in 47 states plus the District of Columbia since passage of the Telecommunications Act of 1996. One application is currently pending at the FCC and the remaining two states are not secured by any RBOCs.

The FCC granted the first application for Section 271 relief in December 1999, and since that time, the FCC has not rejected any Section 271 application submitted by any RBOC, although several applications have been withdrawn after being submitted. To date, the FCC has approved Section 271 applications for each RBOC as follows: (1) for Verizon—Connecticut, Delaware, District of Columbia, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont, Virginia and West Virginia; (2) for SBC—Arkansas, California, Illinois, Indiana, Kansas, Michigan, Missouri, Nevada, Oklahoma, and Texas; (3) for BellSouth—Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, Ohio, South Carolina, Tennessee and Wisconsin; and (4) for Qwest—Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. Currently (as of October 24, 2003) pending before the FCC is a Section 271 applications by Qwest for Arizona, which is the only remaining state subject to Section 271 approval. The RBOCs were not required to submit Section 271 applications for states in which they did not own a local telephone company at the time of adoption of the Telecommunications Act (such as SBC for Connecticut, and Verizon for many states served by its former GTE subsidiaries).

It is generally accepted that competition for long-distance services has increased as the RBOCs enter the market. Section 271 entry permits the RBOCs to offer a bundle of local, long-distance and enhanced services comparable to our services and therefore could increase competition and harm our business. In addition, upon receiving approval to provide long distance services, we believe that an RBOC may lose the incentive it had previously to rapidly implement the interconnection provisions of the Telecommunications Act in order to obtain in-region long distance authority. Although the RBOCs will remain subject to a legal obligation to comply with those provisions, our ability to obtain adequate access to unbundled network elements and other facilities on a timely basis could be negatively affected, and therefore our business could be harmed.

Interconnection and Unbundled Network Elements

The Telecommunications Act requires ILECs to allow competitors to interconnect with their networks in a nondiscriminatory manner at any technically feasible point on their networks at cost-based prices, which are more favorable than past pricing based on the historic regulated costs of the ILEC. Since the FCC’s 1996 “Local Competition Order” CLECs have enjoyed the right to lease unbundled network elements at rates determined by state public utility commission employing the FCC’s TELRIC (Total Element Long Run Incremental Cost) forward looking, cost-based pricing model. The FCC recently commenced a rulemaking proceeding to comprehensively re-examine whether the TELRIC pricing model has resulted in unpredictable pricing inconsistent with appropriate economic signals; fails to adequately reflect the real-world attributes of the routing and topography of an incumbent LEC’s network; and may create disincentives to investment in facilities by understating forward-looking costs in pricing RBOC network facilities and/or overstating efficiency assumptions. Based on the foregoing, the application and effect of a revised TELRIC Pricing Model on the telecommunications industry generally and on certain of our business activities cannot be definitively ascertained at this time, although some of the proposals being considered by the FCC could have a material adverse affect on us if adopted.

The FCC released its Triennial Review Order in August 2003 making substantial changes in its rules governing availability of ILEC unbundled network elements to CLECs. The Order limits the FCC’s previous nationwide findings of impairment to certain loops and switching, and delegates authority to the states to convene evidentiary hearings within nine months to make findings of impairment based on the FCC’s clarified standards in local markets with respect to many other UNEs. For example, the FCC determined that ILECs are required to provide access to unbundled local circuit switching with respect to mass (residential) market customers, but not with respect to enterprise customers (unless a State PUC makes an evidentiary determination that unavailability of switching for enterprise customers would impair competitors and the FCC then grants a waiver of its rule). The Order likewise determined that ILECs are required nationwide to provide unbundled access to copper loops and subloops (including ISDN and xDSL loops), dark fiber, central office co-location space, and affirmed the validity of line splitting (offering data over high frequency bandwidth of a voice-grade loop leased by a CLEC) even as line sharing with the ILEC is being phased out. However, in each case, the ILEC may petition a State PUC to make an evidentiary determination that competitors are not impaired without access to one or more of these elements, either state-wide or in particular market areas or at specific locations. This decision relates primarily to ILEC-provided network facilities, which comprise approximately 38% of Winstar’s government contract business. If the FCC eliminates or restricts the obligation of ILECs to unbundle particular network elements, such as local switching, we and Winstar may have to reconfigure existing services and revise business plans for new markets; such changes in regulation may have a material adverse effect on our ability to compete profitably in some segments of the local exchange market.

Pursuant to the Local Competition Order, we negotiate each interconnection arrangement with the relevant ILEC, generally on a state-by-state basis. These agreements typically have terms of two or three years;

accordingly, a substantial number of our interconnection agreements with ILECs will expire and require renegotiation in any given year. Each of these agreements provides for a holdover that continues the agreement on its current terms pending renegotiation. If the negotiation process does not result in interconnection terms that are acceptable to us, we can petition to arbitrate disputed issues or choose to “opt in” to another carrier’s agreement, thereby having our interconnection relationship governed under the same terms as those agreed to by the ILEC and another carrier. With regard to ILEC unbundled network elements, we expect that a majority of Winstar’s future customers will be served over our network, with only limited reliance on ILEC facilities (as compared to non-facilities-based CLECs). Certain of our subsidiaries, if they enter the local telephone market, will likely rely more on access to ILEC facilities. In cases where the use of ILEC facilities may be necessary, FCC orders limiting the costs that ILECs may impose on co-location and restrictions concerning equipment type and location represent improvements.

Access Charges

As a long distance provider, we remit access fees directly to local exchange carriers or indirectly to our underlying long distance carriers for the origination and termination of our long distance telecommunications traffic. Generally, intrastate access charges are higher than interstate access charges. Therefore, to the degree access charges increase or a greater percentage of our long distance traffic is intrastate, our costs of providing long distance services will increase. As a local exchange provider, we bill long distance providers access charges for the origination and termination of those providers’ long distance calls. Accordingly, as opposed to our long distance business, our local exchange business benefits from the receipt of intrastate and interstate long distance traffic. As an entity that collects and remits access charges, we have implemented certain systems designed to ensure that we properly track and record the jurisdiction of our telecommunications traffic and remit or collect access charges accordingly. The result of any changes to the existing regulatory scheme for access charges or a determination that our systems inadequately or improperly record the jurisdiction of our telecommunications traffic could have a substantial and material adverse effect on our business.

The FCC has made major changes in the interstate access charge structure in recent years. On May 31, 2000, the FCC issued the so-called “CALLS Order” that lowers collective interstate access charges by local exchange carriers subject to price cap regulation by $3.2 billion and ends certain charges paid by interexchange carriers. As part of the proposal, AT&T and Sprint agreed to pass through access charge savings to customers. The order, which was largely upheld by the U.S. Court of Appeals for the Fifth Circuit, has reduced access charges for interexchange carriers and resulted in increased price competition for long distance services.

Our costs of providing long distance services, and our revenues for providing local services, are also affected by changes in access charge rates imposed on CLECs. Pursuant to the FCC’s 2001 CLEC Access Charge Order lowering the rates CLECs can charge long distance carriers for origination and termination of calls over the local facilities, access rates were reduced to $0.012 during Fiscal 2003, and are scheduled to be further reduced during Fiscal 2004. As a result of the order, access charges have decreased for interexchange carriers and Winstar faces increased competitive pressure to lower its prices for long distance services. AT&T and Sprint have appealed the FCC’s April 2001 CLEC Access Charge Order before the U.S. Circuit Court for the District of Columbia, arguing that the FCC’s benchmark rates are too high. Three CLECs have also appealed the FCC decision, and several CLECs have sought reconsideration or clarification of the FCC’s decision. These appeals and reconsiderations are all pending. The outcome of any of these determinations could have a significant and material impact on our competitive local exchange services. In particular, if AT&T and Sprint are successful in requiring CLECs, including us, to charge the competing ILEC rate for interstate switched access services immediately, it would have a substantial and material adverse effect on our competitive local exchange business.

In April 2001, the FCC released a Notice of Proposed Rulemaking in which it proposed a “fundamental re-examination of all currently regulated forms of intercarrier compensation.” The FCC proposed that carriers transport and terminate local traffic on a bill-and-keep basis, rather than per minute reciprocal compensation charges. The FCC regards the CALLS Order and the CLEC Access Charge Order as well as its reciprocal compensation rules to be “transitional intercarrier compensation regimes.” After completion of that transition in mid-2005, a new interstate intercarrier compensation regime based upon bill-and-keep or another alternative may be in place. Because we both make payments to and receive payments from other carriers for exchange of local and long distance calls, at this time we cannot predict the effect that the FCC’s determination may have upon our business.

Reciprocal Compensation

Reciprocal compensation is the arrangement under which local telecommunications carriers compensate each other for terminating local calls made by their customers. The Telecommunications Act requires ILECs and CLECs to complete calls originated by competing carriers under reciprocal arrangements at prices based on a reasonable approximation of cost, or through the mutual exchange of traffic without explicit payments (called “bill and keep”). An issue has arisen regarding the treatment of local dial-up calls to Internet service providers, or ISPs, with regard to reciprocal compensation. Because the average length of these dial-up calls is much longer than that of voice calls, and the calls typically are routed in one direction to terminate at the ISP, the amount of traffic terminated by the ISP’s carrier, which is often a CLEC, can greatly exceed that of the Internet user’s carrier, which is typically the ILEC. This can represent significant revenues to the terminating CLEC. The FCC’s 2001 Intercarrier Compensation Order reclassified ILEC-terminated local traffic exceeding a 3-to-1 ratio relative to CLEC-terminated traffic as presumed ISP-bound traffic ineligible for reciprocal compensation. Beyond reciprocal compensation due for local traffic, the FCC established a transitional framework continuing the CLECs’ right to receive intercarrier compensation for ISP-bound traffic at diminishing rates reduced to $0.0007 in 2003, with the number of minutes for which payment can be received in each state capped using a formula based on 2001 traffic. The D.C. Circuit Court of Appeals recently remanded (without vacating) the FCC’s classification of ISP-bound traffic as non-local, rejecting the FCC’s statutory basis for this classification but inviting an alternative rationale. Currently, carriers remain obliged to pay reciprocal compensation for local traffic and intercarrier compensation for ISP-bound traffic according to the Intercarrier Compensation Order.

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

Slamming

A customer’s choice of local or long distance telecommunications company is encoded in a customer record, which is used to route the customer’s calls so that the customer is served and billed by the desired company. A user may change service providers at any time, but the FCC and some states regulate this process and require that specific procedures be followed. When these procedures are not followed, particularly if the change is unauthorized or fraudulent, the process is known as “slamming.” Slamming has been addressed in detail by Congress in the Telecommunications Act, by some state legislatures, and by the FCC in recent orders. The FCC has levied substantial fines for slamming. The risk of financial damage, in the form of fines, penalties and legal fees and costs, and to business reputation from slamming is significant. Even one slamming complaint could cause extensive litigation expenses for us. We are also subject to state rules and regulations regarding slamming, cramming, and other consumer protection regulation. We have implemented internal procedures designed to ensure that our new subscribers are switched to us in accordance with state and Federal regulations. Because of the large volume of service orders processed by us, however, it is possible that some unauthorized carrier changes may be processed inadvertently, and we cannot assure that we will not be subject to slamming complaints.

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

In July 2002, the FCC reinstated most of its original rules in response to the Tenth Circuit decision, and revised its “opt-in” rules in a manner that limits our ability to use the CPNI of our subscribers without first engaging in extensive customer service processes and record keeping. These burdens could result in significant administrative expense to us in modifying internal customer systems to meet these requirements. IDT uses its subscribers’ CPNI in accordance with applicable regulatory requirements. However, if a federal or state regulatory body determines that we have implemented those guidelines incorrectly, we could be subject to fines or penalties.

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

Similarly, where telecommunications service providers have offered enhanced services in addition to their telecommunications services, the FCC and state regulatory bodies have exempted the enhanced service component and its associated revenue from legacy telecommunications regulations, such as access charges and contributions to the Universal Service Fund. Some of the services we provide are enhanced services. However, several state utility commissions, including those of California, Minnesota and New York have taken actions that threaten to eliminate the historical treatment of intrastate enhanced services and regulate such services in the same manner as traditional telecommunications services. The commissioners and the Chairman of the FCC have released public statements indicating that the FCC may initiate a proceeding to reconsider the appropriate regulatory treatment of enhanced services. Such a proceeding could alter the existing policies. In addition, the FCC’s pending review of intercarrier compensation policies (discussed under “Access Charges” above) could change the current status of enhanced service providers. The outcome of pending state proceedings as well as any future FCC proceedings could have a significant impact on our future provision of enhanced services. Additionally, if any of the proceedings outcomes are retroactively applied, we could be subject to fines, penalties or additional costs for services provided in the past.

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

Dial Around Compensation

The Telecommunications Act requires long-distance companies to pay compensation to the owners of payphones for toll-free calls and certain other “dial-around” calls originating from payphones. The FCC has set the compensation rate at 24 cents per call, but a petition to increase the rate to approximately 48 cents is pending before the FCC. We pay dial-around compensation for our calling card calls. If the FCC grants the petition in whole or in part, our dial-around compensation costs will increase and our calling cards will be less viable in the marketplace. Therefore, the outcome of the FCC’s proceeding could have a material adverse effect on our calling card business.

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

Telemarketing

Through certain subsidiaries, we provide telemarketing services. Telemarketing is regulated by two Federal agencies, the FCC and the Federal Trade Commission (“FTC”), as well as individual state agencies. The FTC recently modified its Telemarketing Sales Rule (“TSR”), to impose new and revised regulations on telemarketers. Among these regulations was the creation of a national Do-Not-Call (“DNC”) registry. If an individual places his or her residential or mobile telephone number on the registry, telemarketers may not call the number, with limited exceptions, such as when a previous business relationship exists between the individual and the company on whose behalf the telemarketer calls. It is estimated that as many as 60 million telephone numbers may eventually be registered. The FCC recently modified the Telephone Consumer Protection Act of 1991 (“TCPA”) to conform its regulations to those of the FTC. However, there are certain areas where the TPCA and the TSR differ, providing telemarketers with inconsistent guidelines. Telemarketers must also conform to state telemarketing guidelines, some of which vary from both the TSR and TPCA. Violation of the TSR, TCPA and/or state regulations may result in fines of up to $11,000 per violation. The effect of the increased and inconsistent regulations, penalties and a reduced consumer base may have a material adverse impact on our business. Additionally, the FTC and FCC’s decisions are the subject of judicial and regulatory proceedings that could further change, in varying degrees, the manner in which this industry operates. We cannot predict the outcome of any of these proceedings or their impact on the telemarketing industry at this time.

Internet Telephony

The use of the Internet and private IP networks to provide voice communications services, is a relatively recent market development. Although the provision of such services is currently permitted by United States law and largely unregulated within the United States, several foreign governments have adopted laws and/or regulations that could restrict or prohibit the provision of voice communications services over the Internet or private IP networks. More aggressive regulation of the Internet in general, and Internet telephony providers and services specifically, may materially and adversely effect our business, financial condition, operating results and future prospects, particularly if increased numbers of governments impose regulations restricting the use and sale of IP telephony services. This additional regulation could have a material adverse effect on Net2Phone.

United States

In an April 10, 1998 Report to Congress, the Federal Communications Commission (FCC) declined to conclude that IP telephony services constitute telecommunications services and instead indicated that it would undertake a subsequent examination of the question whether certain forms of phone-to-phone Internet telephony are information services or telecommunications services. The FCC indicated that, in the future, it would consider the extent to which phone-to-phone Internet telephony providers could be considered “telecommunications carriers” such that they could be subject to the regulations governing traditional telephone companies such as the imposition of access charges. The FCC stated that, although it did not have a sufficient record upon which to make a definitive ruling, the record suggested that, to the extent that certain forms of phone-to-phone IP telephony appear to possess the same characteristics as traditional telecommunications services and to the extent the providers of those services obtain the same circuit-switched access as obtained by interexchange carriers, the FCC may find it reasonable that they pay similar access charges. The FCC also recognized, however, that it would consider whether it should forbear from imposing any of the rules that would apply to phone-to-phone Internet telephony providers as “telecommunications carriers.” To date, the FCC has not imposed regulatory surcharges or traditional common carrier regulation upon providers of Internet communications services.

Although the FCC treats providers of Internet telephony services no differently from providers of other information and enhanced services that are exempt from payment of interstate access charges, this decision may be reconsidered in the future. For instance, on April 19, 2001, in Docket No. CC 01-92, the FCC adopted a proposal to begin a fundamental examination of all forms of intercarrier compensation—the payments among telecommunications carriers resulting from their interconnecting networks. The FCC could adopt an intercarrier compensation mechanism and other regulations that could result in an increase in the cost of the local transmission facilities necessary to complete Net2Phone’s calls or a decrease in the costs of such facilities to traditional long distance telephone companies. An increase in Net2Phone’s rates as a result of new FCC regulations, could have a material adverse effect on Net2Phone’s ability to compete with long distance carriers.

There are several proceedings pending before the FCC that may affect the regulatory status of Internet telephony. On October 18, 2002, AT&T filed a petition with the FCC seeking a declaratory ruling that would prevent incumbent local exchange carriers, or ILECs, from imposing traditional circuit-switched access charges on phone-to-phone IP services. On February 5, 2003, pulver.com filed a petition with the FCC seeking a declaratory ruling that its “Free World Dialup”, which facilitates point-to-point broadband Internet protocol voice communications, is neither telecommunications nor a telecommunications service as these terms are defined in section 153 of the Telecommunications Act of 1996. More recently, Vonage filed a petition for declaratory ruling requesting that the FCC find an Order of the Minnesota Public Utilities Commission (MNPUC) requiring Vonage to comply with State laws governing providers of traditional telephone service to be preempted because Vonage’s broadband Internet telephony service is an information service. These petitions and subsequent industry reactions may exert pressure on the FCC to render a decision regarding the regulation of phone-to-phone IP services. The FCC could determine, for instance, that certain types of Internet telephony should be regulated like basic interstate telecommunications services. Thus, Internet telephony would no longer be exempt from the access charge regime that permits local telephone companies to charge long distance carriers for the use of the local telephone networks to originate and terminate long-distance calls, generally on a per minute basis, which in turn could have a material adverse effect on the ability of Net2Phone to become a viable company in the cable telephony market.

The FCC could also conclude that Internet telephony providers should contribute to the Universal Service Fund, which provides support to ensure universal access to telephone service. The imposition of interstate access charges or universal service contributions would substantially increase Net2Phone costs of serving its customers in the U.S. The imposition of regulation and contribution requirements might also negatively affect the incentives for companies to continue to develop IP technologies to offer VoIP services. It is also possible that the FCC might adopt a regulatory framework that is unique to IP telephony providers or one where IP telephony providers are subject to reduced regulatory requirements. We cannot predict what regulations, if any the FCC will impose.

Other aspects of our services may be subject to state or federal regulation, such as regulations relating to the confidentiality of data and communications, copyright issues, taxation of services, licensing, and 911 emergency access. For instance, in a Further Notice of Proposed Rulemaking released February 20, 2002, the FCC has undertaken an examination of whether emergency 911 requirements should be extended to packet-based networks and services. Although Net2Phone’s cable telephony division does not currently offer 911 service, it is currently providing it to Liberty Cablevision of Puerto Rico. Net2Phone will continue to develop technologies that may be able to support emergency access and enhanced services. Similarly, changes in the legal and regulatory environment relating to the Internet connectivity market, including regulatory changes that affect telecommunications costs or that may increase the likelihood of competition from the regional Bell operating companies, or RBOCs, or other telecommunications companies, could increase Net2Phone’s costs of providing service.

Moreover, state governments and their regulatory authorities may assert jurisdiction over the provision of intra-state IP communications services where they believe that their telecommunications regulations are broad enough to cover regulation of IP services. Various state regulatory authorities have initiated proceedings to examine the regulatory status of Internet telephony services. While a majority of state commissions have not imposed traditional telecommunications regulatory requirements on IP telephony at this time, some states have issued rulings that may be interpreted differently. For instance, a state court in Colorado has ruled that the use of the Internet to provide certain intrastate services does not exempt an entity from paying intrastate access charges. Prior to imposing any regulatory burdens on VoIP providers, however, the Colorado Public Utilities Commission has opened a docket to investigate whether it has jurisdiction to regulate VoIP services. The State Public Service Commission of New York (NYPSC) has ruled that another company’s particular IP telephony services may be considered telecommunications services subject to access charges. The NYPSC has, however, declined to issue a broad regulatory policy related to VoIP services in general. On October 9, 2003, the NYPSC published a notice seeking comment regarding the regulatory classification of another provider’s VoIP services offered over broadband connections. On the other hand, following an investigative workshop held by the Florida Public Service Commission on VoIP, the Florida Legislature passed a bill that exempts VoIP from regulation, but some local exchange companies have attempted to interpret the new law as leaving open the issue of access charges. On October 16, 2003, a Federal court in Minnesota issued a permanent injunction against the MNPUC preventing the MNPUC from imposing state regulations on another provider’s VoIP services offered over broadband connections. Net2Phone has received letters from California, Washington, Wisconsin and Florida directing us to register as a telecommunications provider. Net2Phone has responded to these letters by asserting that it is an information service and not a telecommunications provider and, therefore, is not subject to regulation under their laws. There can be no assurance that the states will accept Net2Phone’s position. If the states require Net2Phone to register as a telecommunications provider, it may become subject to significant additional fees and charges.

Packet-Switched Voice Over Cable

The regulatory status of cable VoIP could be affected by the FCC and court decisions inn the proceedings discussed above. Net2Phone’s ability to provide cable telephony services to cable operators may also be influenced by federal and state regulations specific to Internet over cable (also known as cable modern services). The FCC has deemed cable modem services to be unregulated information services that do not contain a separate telecommunications component. Additionally, the FCC has found that information services are interstate in nature thus falling out of the regulatory purview of the states. On October 6, 2003, the U.S. Court of Appeals for the Ninth Circuit issued its opinion in Brand X Internet Services v. FCC, reversing the FCC’s prior ruling that cable modem services do not contain a separate telecommunications component and remanded the issue back to the FCC for further proceedings consistent with the court’s decision. The court’s decision was based on procedural grounds. While the FCC has indicated that it may appeal the ruling, there is no guarantee that the FCC would do so, or that it would win on the merits. Until the FCC acts on the Ninth Circuit ruling, the regulatory status of cable modem services remains unchanged. We cannot predict what future actions the FCC may take in response to the Ninth Circuit decision. Presently, the decision may add uncertainty to the regulatory treatment of cable facilities used to provide information services such as VoIP and as to whether states may attempt to impose any regulations on the telecommunications component of cable modem services.

The FCC is engaged in several other proceedings to examine the regulatory treatment of cable modem services and other broadband technologies such as DSL that may indirectly affect the market for Net2Phone’s cable telephony’s service. Although the FCC has maintained a pro-competitive regulatory policy for cable modem and broadband services, Net2Phone cannot predict the impact that market forces and regulatory developments might have on its business and operations related to Net2Phone’s cable telephony solution.

On the state and local levels, regulators may try to impose additional franchise fees and requirements on cable operators seeking to offer cable telephony within the state. While federal laws limit the extent of state and local regulation over cable networks used to offer telecommunications services, states may nevertheless attempt regulation. The FCC is also examining the role, if any, of state and local government authorities in regulating cable modem and broadband services in general. Where state and local regulators impose additional requirements on cable providers that offer voice or cable modem services, this may create disincentives to cable operators deploying these services and, in turn, materially decrease market demand for Net2Phone’s cable telephony solution.

As state governments, courts, and regulatory authorities continue to examine the regulatory status of Internet telephony services, they could render decisions or adopt regulations affecting providers of Internet telephony services or requiring such providers to pay intrastate access charges or to make contributions to universal service funding. Should the FCC determine to regulate IP services, states may, if not preempted by federal regulation, decide to follow the FCC’s lead and impose additional obligations as well. We cannot predict the actions that federal, state, and local regulators may take or what impact such actions would have on Net2Phone’s business.

International

The regulatory treatment of IP communications outside the United States varies significantly from country to country. Net2Phone operates on a global scale. The regulations we are subject to in many jurisdictions change from time to time, they may be difficult to obtain or it may be difficult to obtain accurate legal translations where official legal translations are unavailable. Additionally, in our experience, the enforcement of these regulations does not always track the letter of the law. Accordingly, although we devote considerable resources to maintaining compliance with these regulations, we cannot be certain that we are in compliance with all of the relevant regulations at any given point in time.

While some countries prohibit IP telecommunications, others have determined that IP services offer a viable alternative to traditional telecommunications services. As the Internet telephony market has expanded, regulators have begun to reconsider whether to regulate Internet telephony services. Some countries currently impose little or no regulation on Internet telephony services. For instance, on January 5, 2001, in the European Union (EU), the European Commission (EC) released a decision concluding that VoIP, in general, continues to fall outside the definition of voice telephony, except where the services satisfy all of four specific conditions. To date, the EC has not ruled that any particular type of VoIP service (such as computer-to-computer or phone-to-phone) satisfies all of these exception conditions. As a result, the EC directed Member States to permit providers to offer VoIP under data transmission general authorizations and without requiring compliance with more burdensome individual licenses and regulations applicable to traditional voice telephony. While the EC monitors and supervises the Member States of the EU subject to the principle of supremacy of EU law, the primary responsibility for implementing the provisions of specific EU legislation lies with the regulatory authorities of the Member States. Accordingly, although Member States are required to adhere to the EU laws, an individual country may decide that a particular VoIP service meets all of the conditions necessary to be regulated as traditional voice services. Net2Phone cannot guarantee that Member States will refrain from imposing additional regulations on our specific VoIP services.

Other countries, including those in which the governments prohibit or limit competition for traditional voice telephony services, generally do not permit Internet telephony services or strictly limit the terms under which those services may be provided. Still other countries regulate Internet telephony services like traditional voice telephony services, requiring Internet telephony companies to make universal service contributions and pay other taxes. While some countries subject IP telephony providers to reduced regulations, others have moved towards liberalization of the IP communications sector and have lifted bans on provision of IP telecommunications services. We cannot predict how a regulatory or policy change of a particular country might affect the provision of our services. We believe that while increased regulations and restrictions could materially threaten Net2Phone’s ability to provide services, the lifting of regulations in a country generally will enable Net2Phone to expand its services and presence in that country.

In some cases where access to some of our services has been blocked by government-controlled telecommunications companies, Net2Phone has tried to negotiate agreements with those governments to provide its services. Net2Phone intends to continue to do the same where similar situations may arise. No assurances can be given, however, that Net2Phone will be successful in such negotiations or that it will be able to provide alternative means of accessing its services that will not be blocked by foreign governments or government-controlled telecommunications companies. The varying and continually changing regulatory landscape of Internet telephony in the countries in which Net2Phone currently provides or may provide services may adversely and materially affect its business, financial condition and results of operations. We believe that Net2Phone’s experience negotiating this complicated and ever-changing regulatory environment gives it a competitive advantage over other, less experienced competitors attempting to access these international markets.

In addition, as Net2Phone expands into additional foreign countries, some countries may conclude that Net2Phone is required to qualify to do business in their country, that Net2Phone is otherwise subject to regulation, or that Net2Phone is prohibited from conducting our business in such countries. Our failure to qualify as a foreign corporation in certain jurisdictions, or to comply with foreign laws and regulations, may materially and adversely affect Net2Phone’s business.

Moreover, Net2Phone resellers in various foreign countries may be or may become subject to various regulatory requirements. We cannot be certain that Net2Phone’s resellers are currently in compliance with every regulatory or other legal requirement in their respective countries, or that they will be able to comply with existing or future requirements. Failure of Net2Phone’s resellers to comply with these requirements could materially and adversely affect its business, as Net2Phone may not be able to find other resellers for our products and services in these areas.

Regulation of the Internet

In addition to regulations addressing Internet telephony, cable modem, and broadband services, other regulatory issues relating to the Internet in general could affect Net2Phone’s ability to provide our services. Congress has adopted legislation that regulates certain aspects of the Internet, including online content, user privacy, taxation, liability for third-party activities, and jurisdiction. In addition, a number of initiatives pending in Congress and state legislatures would prohibit or restrict advertising or sale of certain products and services on the Internet, which may have the effect of raising the cost of doing business on the Internet generally. The European Union has also enacted several directives relating to the Internet, one of which addresses online commerce. Recently, the European Union adopted a privacy directive that establishes certain requirements with respect to, among other things, the confidentiality, processing and retention of personally identifiable subscriber information and usage patterns. The potential effect, if any, of these data protection rules on the development of Net2Phone’s business remains uncertain.

Federal, sate, local and foreign governmental organizations are considering other legislative and regulatory proposals that would regulate the Internet. We cannot predict whether new taxes will be imposed on Net2Phone’s services both nationally and internationally, and depending on the type of taxes imposed, whether and how Net2Phone’s services would be affected thereafter. Increased regulation of the Internet may decrease its growth and hinder technological development, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect Net2Phone’s business, financial condition, and results of operations.

Regulation of Spectrum

The FCC regulates the grant, renewal and administration of spectrum licenses in the United States. The FCC and the ITU also regulate a variety of spectrum interference, coordination, and power emission standards and authorizations. Winstar holds certain spectrum licenses and provides service over that spectrum. Some significant areas of regulation include:

Secondary Spectrum Markets: Spectrum Leasing

On May 15, 2003, the FCC adopted, and on October 6, 2003 released, rules designed, in part, to assist in creating a national secondary market in spectrum leasing. The FCC stated that “explosive” demand exists for spectrum and that accordingly, it took the “landmark” step of opening up traditionally tightly regulated spectrum licenses to allow license holders to lease their spectrum to third parties. We are in the process of reviewing these rules. However, an FCC Public Notice describing the rules states that licensees may either engage in leases that give the lessee de jure (legal) control of the spectrum but not de facto actual control, or the licensee may enter into a more formalized process that requires explicit FCC approvals for giving up de facto and de jure control. Winstar is actively examining commercial arrangements to provide spectrum services for third parties, and is actively seeking to enhance the usefulness of its spectrum assets by leasing segments on favorable terms on the secondary market.

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

Renewal of 38 GHz and LMDS Licenses

Most of Winstar’s area-wide 39 GHz licenses possess a 10-year term expiring on October 18, 2010. Our remaining 39 GHz licenses expire at various times between November 2006 and March 2010. Winstar’s New York City LMDS license expires in February 2006. In other radio services, the FCC has historically renewed licenses as a matter of course, and 50 Winstar 39 GHz licenses were renewed in 2001. Another 25 renewal applications for mostly smaller area 39 GHz licenses remain pending. The FCC’s stated policy for renewal of licenses in these bands is that licensees will have a renewal expectancy if they demonstrate substantial service during the initial license periods. We believe that our significant and continuing investment in the development of our national telecommunications business and infrastructure along with our ongoing operations will be sufficient to demonstrate substantial service for our licenses and that the FCC will renew such licenses. However, the FCC’s application of substantial service criteria cannot be predicted and we cannot assure you that the FCC will renew all of our licenses. A failure by the FCC to renew our licenses in major markets could have a material adverse effect on us.

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

The FCC has designated the 39 GHz band for exclusive primary non-governmental use to terrestrial fixed services and has to date declined to propose rules that would accommodate the satellite companies’ desire to develop future systems utilizing this spectrum on a shared basis. Proceedings on this matter are still pending at the FCC. A number of satellite companies have recently withdrawn their applications for licensing in the 39 GHz band. We believe that this is the result of modifications to the FCC’s Space Station Licensing Rules and Policies. Some satellite companies’ applications for licenses remain pending. If satellite transmissions were allowed in the 39 GHz band as proposed by many of the satellite companies or the DoD, their transmissions could adversely affect our operations by creating interference or causing the FCC to limit our transmissions in some way.

Pursuant to an international agreement to which the United States is a signatory, the 39 GHz band is allocated on a co-primary basis to terrestrial fixed wireless and fixed satellite services. We are party to various international proceedings related to the use of 39 GHz and other spectrum inside and outside of the United States, including the World Radio Conference (WRC-2003), which was held in Geneva, Switzerland during the summer of 2003. The conference retained the satellite power limits in the International Radio Regulations and added a footnote to the table of power limits further clarifying that these limits shall not be exceeded. The Radiocommunications sub-committee (CITEL PCC II) of the Organization of American States (OAS) adopted a resolution at its February 2003 meeting that provides guidelines for “Power Flux Density (PFD) Limits in the Band 37.5-40.0 GHz for the Fixed Satellite Service.” This resolution recommends the same limits as the FCC and the Canadian regulatory body, Industry Canada, agreement to protect the fixed service in the band 37.5–40.0 GHz that further limits the power that can be produced by satellite systems in that band on their territories. An open FCC rulemaking covering the V-band, which includes operations in the 36 to 51.4 GHz region, and thus encompassing the 37 GHz band, presents the possibility that protections to fixed service operations in the 37 GHz band could be weakened. Winstar continues to use its interference simulator software and scientific personnel to study satellite interference matters and present the benefit of those studies to the FCC, the Department of Commerce, the State Department and the ITU.

Regulation of RF Emissions and RF Environments

The FCC regulates the health and safety effects of radio frequency, or RF, emissions by us and other wireless communications providers. Any FCC licensee whose emissions in an area exceed 5% of the total permissible emissions limit are responsible for ensuring that the site meets applicable health and safety requirements and must notify the FCC and obtain a waiver to operate. The wireless equipment we use is designed to operate at RF emission levels well below the FCC’s standard. However, if we operate in an area where other higher RF emitters are operating, we could be required to cooperate with, and contribute financially to, efforts intended to bring the site within applicable health and safety limits. In June 2003 the FCC opened a proceeding requesting comment on proposed changes to its RF Exposure rules. Winstar plans to actively participate in this proceeding. Certain foreign jurisdictions also regulate RF emissions to various degrees. The Occupational Health and Safety Act, or OSHA, requires certain RF monitoring and other measures in RF workplace environments. We believe our RF workplace policies comply with OSHA requirements. The FCC has recently issued a Notice of Proposed Rulemaking (NPRM) regarding “Exposure to Electromagnetic Fields” (ET Docket 03-137) which we are reviewing and which may result in additional protection requirements.

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

In recent rule reforms, the FCC expressly exempted from the International Settlements Policy rules U.S. carrier arrangements with non-dominant foreign carriers as well as arrangements with any foreign carrier (dominant or non-dominant) on certain competitive routes where at least 50% of U.S.-billed traffic is terminated at settlement rates at least 25% below the FCC’s applicable benchmark settlement rates. There are currently 90 countries that are exempt from the International Settlements Policy, representing 46% of all U.S.-originated international traffic. For arrangements that will continue to be subject to the International Settlements Policy, the FCC imposes mandatory settlement rate benchmarks. These benchmarks are intended to reduce the rates that U.S. carriers pay foreign carriers to terminate traffic in their home countries. The FCC also prohibits a U.S. carrier that is affiliated with a foreign carrier from providing facilities-based switched or private line services to the foreign carrier’s home market unless and until the foreign carrier has implemented a settlement rate at or below the relevant benchmark. Certain confidential filing requirements still apply to dominant carrier arrangements. The FCC could find that we do not meet certain International Settlements Policy requirements with respect to certain of our foreign carrier agreements. Although the FCC generally has not issued penalties in this area, it has issued a Notice of Apparent Liability to a U.S. company for violations of the International Settlements Policy and it could, among other things, issue a cease and desist order, impose fines or allow the collection of damages if it finds that we are not in compliance with the International Settlements Policy. Any of these events could have a material adverse effect on our business, financial condition, or results of operation.

In October 2002, the FCC initiated a proceeding to review its International Settlements Policy and related international policies. At this time, we cannot determine the outcome of this proceeding. However, any changes to the FCC’s International Settlements Policy or other international policies could have a material adverse affect on our business, financial condition, or results of operation.

Callback

We offer our callback services pursuant to our Section 214 Authorization. The FCC has determined that callback services that use uncompleted call signaling do not violate U.S. or international law. However, U.S. companies providing such service must comply with the laws of the countries in which they provide callback services. According to an FCC study last updated in 2001, callback is not permitted in 36 countries. On March 28, 2003, the FCC issued an Order that eliminated the FCC’s comity-based prohibitions on call-back and the policy that allowed a foreign government or entity to make use of the enforcement mechanisms of the FCC to enforce foreign government prohibitions against U.S. carriers from offering uncompleted call-signaling abroad. The FCC determined that the policy is no longer necessary in today’s pro-competitive environment. The FCC also reaffirmed that callback using uncompleted call signaling violates neither U.S. domestic nor international law and found that elimination of the comity-based prohibitions and the policy that allowed foreign governments and entities to use Commission resources to enforce prohibitions on call-back in a foreign country is consistent with international law.

The FCC’s Order does not, however, insulate IDT from proceedings initiated by foreign regulators in their respective countries to enforce their prohibitions against callback services. Regulatory requirements pertinent to our operations will continue to evolve as a result of the WTO Agreement and the policies and enforcement of international regulators.

Regulation by State Public Utility Commissions

To the extent that we provide telecommunications services that originate and terminate within the same state, including both local service and in-state long distance toll calls, we are subject to the jurisdiction of that state’s utility commission. As our local service business expands, we will offer more intrastate services and may become increasingly subject to state regulation. The Telecommunications Act maintains the authority of individual state utility commissions to impose their own regulation on rates, terms and conditions of intrastate services, so long as such regulation is not inconsistent with the requirements of federal law. For instance, states may require us to obtain a Certificate of Public Convenience and Necessity before commencing service in the state. Winstar is certificated to provide facilities-based and/or resold competitive local and interexchange service in 49 states and the District of Columbia and our telecom division is certificated to provide facilities-based and/or resold interexchange service in all 50 states and facilities-based and/or resold local exchange service in 30 states, with applications either pending or soon to be filed in the remaining states. No assurance can be made that the individual state regulatory authorities will approve these or additional certification requests in a timely manner. In addition to requiring certification, state regulatory authorities may impose tariff and filing requirements, consumer protection measures, and obligations to contribute to universal service and other funds. State commissions also have jurisdiction to approve negotiated rates, or establish rates through arbitration, for interconnection, including rates for unbundled network elements. Changes in those rates for unbundled network elements could have a substantial and material impact on our business.

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

Rates for intrastate switched access services, which Winstar provides to long-distance companies to originate and terminate in-state toll calls, are subject to the jurisdiction of the state commissions in which the call originated and terminated. Such regulation by states could materially and adversely affect our revenues and business opportunities within that state.

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

As we enter new markets, we will be required to enter into interconnection agreements with ILECs on an individual state basis. To continue to provide service, we also need to renegotiate interconnection agreements with ILECs as they expire. Under the Telecommunications Act, we have the option of either negotiating the terms of such an agreement, or adopting the terms of an agreement negotiated by another carrier; but we cannot be certain that other agreements with suitable terms will be available for adoption in all cases. While current FCC rules and regulations require the incumbent provider to provide the network elements on an individual and combined basis necessary for us to provision end-user services, no assurance can be made that the ILECs will provide these components in a manner and at a price that will support competitive operations. If the incumbent providers do not readily provide network functionality in the manner required, we have regulatory and legal alternatives, including arbitration before state public service commissions, to force provision of services in a manner required to support our service offerings. However, if we are forced to litigate in order to obtain the combinations of network elements required to support our service, we are likely to incur significant incremental costs and delays in entering such markets. In addition, there is considerable legal uncertainty as to how interconnection agreements are to be enforced before state commissions and where appeals of state commission interconnection agreement determinations may be heard.

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

Regulation by the Federal Communications Commission—Radio Broadcasting

One of our wholly owned subsidiaries holds certain assets, including an operating license and construction permit from the FCC, relating to AM band radio broadcasting station WMET, 1150 kHz, Gaithersburg, Maryland.

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

WMET is licensed to serve Gaithersburg, Maryland as a Class B AM station at 1150 kHz. WMET’s FCC license expires on October 1, 2011. FCC licenses are generally granted for a term of eight years and are renewable upon application to the FCC. WMET is presently licensed for 1 kilowatt of effective radiated power during the daytime hours and for 0.5 kilowatt during the nighttime hours. The FCC has issued a construction permit to WMET to modify its parameters to operate as a Class B AM station at 1150 kHz with 50 kilowatts of effective radiated power during the daytime hours and for 1.5 kilowatts during the nighttime hours. This permit expires on November 20, 2005. WMET is nearing completion of the construction of the permitted higher power facility and anticipates finishing construction prior to the permit expiration date. However, if WMET does not complete construction in a timely manner, it may be required to seek modifications to the permit, or a replacement permit, which would enable us to construct the higher power facility. We cannot guarantee that we will complete construction in a timely manner or that a modified permit, if necessary, would be granted. Therefore, we cannot guarantee that the higher power facility shall be completed.

53.1

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

INTERNATIONAL REGULATION

International Licensing for Telecommunications Services

In connection with the growth of our international operations, we have obtained licenses or are otherwise authorized to provide telecommunications services in various foreign countries. Through direct or indirect subsidiaries, we have obtained licenses or authorizations in Austria, Belgium, Canada, Germany, Hong Kong, Italy, the Netherlands, Spain, Sweden, the United Kingdom, Russia, Mexico and Peru.

European Regulation of Telecommunications Services

In Europe, the regulation of the telecommunications industry is governed by the European Union and to a large extent by the national law of the individual European Union Member States. The European Union’s institutions, such as the European Commission, are responsible for creating pan-European policies. Through legislation, the European Union has developed a regulatory framework aimed at creating an open, competitive telecommunications market. The European Union was established by the Treaty of Rome and subsequent conventions and the European Commission and the Council of Ministers of the European Union are authorized by such treaties to issue European Union “directives.” Member States are required to implement these directives through national legislation. If a Member State fails to adopt such directives, the European Commission may take action, including referral to the European Court of Justice, to enforce the directives. In practice, Member States have significant discretion regarding how to implement Directives into their national law system. For example, while the Authorization Directive provides Member States the required overall framework, the authorization schemes adopted by Member States have the potential to vary accordingly. Only in specific cases, the European Commission, in concert with the European Parliament and other relevant European Union institutions will render regulations or individual decisions on specific issues that become effective immediately without requiring Member States to adopt them on a country-by-country basis.

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

In February 2002 the European Union adopted a new regulatory package for the regulation of electronic communications networks and services that replaces the old regime founded in the Full Competition Directive. The basis for the new regulatory framework is four major new EU Communications Directives that are intended to converge and harmonize communication regulation throughout the community. The four directives are: (a) Directive 2002/21/EC on a common regulatory framework for electronic communications networks and services

(the Framework Directive); (b) Directive 2002/20/EC on the authorization of electronic communications networks and services (the Authorization Directive); (c) Directive 2002/19/EC on access to, and interconnection of, electronic communications networks and associated facilities (the Access Directive); and (d) Directive 2002/22/EC on universal service and users’ rights relating to electronic communications networks and services (the Universal Service Directive).

The Framework Directive provides the overall structure for the new regulatory regime and sets out fundamental rules and objectives that read across all the new directives. The Authorization Directive replaces the existing licensing regime and establishes a new system whereby any person will be generally authorized to provide communications services and/or networks without prior approval, save in cases where individual licenses or rights of use are needed to make the best use of limited resources (notably radio spectrum and telephone numbers). They may however have to notify the national regulatory authority (NRA) of what they are providing, and be required to comply with regulatory obligations developed by the NRA to apply to communications providers both generally and in certain limited circumstances. The Authorization Directive also imposes restrictions on the possible subject matter of the regulatory obligations that can be applied. Permissible matters for obligations which can be applied generally include consumer protection, standards and interoperability requirements, environmental and planning requirements, administrative charges, maintenance of the integrity of public networks and coordination with emergency services, etc. Permissible matters for obligations that can be applied specifically include ensuring access and interconnection, ensuring provision of universal service etc. The Access and Interconnection Directive sets out the terms on which providers may access each others’ networks and services with a view to providing publicly available electronic communications services. The Universal Service Directive defines a basic set of services that must be provided to end-users.

Member States were required to implement the terms of the new regulatory framework by 25 July 2003, although this deadline was only met by the United Kingdom, Ireland, Sweden, Denmark and Finland. Other Member States are expected to comply with their implementation obligations during the remainder of 2003 and early 2004. As described above, the discretion available to Member States as to the way in which the they implement directives is likely to result in different approaches being taken by individual Member States in certain areas. For example, while all Member States are generally required to abolish individual licenses, they have the discretion to decide whether to require that entities seeking to fall within the new authorization scheme need to notify their intention to provide relevant networks or services in advance of commencing activities. It may therefore become necessary for us to apply for additional general authorizations in individual Member States or otherwise to notify the local NRA of our activities, regardless of whether we held an appropriate license under the old regime. IDT is monitoring the implementation of the new regulatory regime in each Member State and intends to take appropriate action where necessary in order to remain compliant when each new regime comes into force. Under the new regulatory regime it may also become necessary for us to provide certain interconnection or other access services to other carriers, to provide for interception by state authorities, and to pay into universal service funds pursuant to national law.

Data Protection

European regulators and authorities have developed detailed provisions on data protection and privacy in the individual Member States. In particular, these provisions govern the collection, storage, transfer and access to personal data that are only harmonized to some extent by European Union directives. Compliance with national legal requirements may involve, for instance, the appointment of data protection officers by us and our subsidiaries, compliance with reporting requirements to national authorities, putting in place contracts governing the transfer to and processing by third parties of personal data (or the transfer to and processing of personal data by IDT), and notification requirements vis-à-vis individuals (e.g., obtaining an individual authorization before personal data are collected, stored or transferred). Recently, the United States and European Union agreed upon so-called “Safe Harbor Principles” to reconcile the differences between U.S. and European Union approaches to privacy and data protection regulation. Compliance with these principles on a voluntary basis will likely ensure that traffic data flowing from the European Union to the United States will not be interrupted and help minimize the risk of sanctions under national law. However, the “Safe Harbor Principles” will neither cover the collection and storage of data by facilities in Member States, nor regulate the data flow to and from third countries, which remains under the jurisdiction of each Member State’s national law. In addition, in such European countries where we are licensed as a voice telephony provider, specific data protection rules on issues relating to telecommunications services (e.g., billing, directory entrances, etc.) may apply.

In addition, the European Union has adopted Directive 2002/58/EEC, a separate, complementary directive pertaining to the processing of personal data and the protection of privacy in the electronic communications sector. Member States were required to implement this Directive by 31 October 2003. This directive establishes certain requirements with respect to, among other things, the processing and retention of subscriber traffic and billing data, network security, subscriber rights to non-itemized bills, the presentation and restriction of calling and connected line identification, the use of internet “cookies” and regulations on direct marketing by electronic communications. It updated Directive 97/7/EC, which regulated a number of the same matters.

In addition, a number of European countries outside the European Union have adopted, or are in the process of adopting, data protection rules similar to those set forth in the European Union directives. The European Union also has enacted Directive 97/7/EC to protect consumers entering distance contracts. Distance contracts are generally contracts for goods or services where the contact between the supplier and the consumer takes place at a distance by means of communications technologies. This directive requires that the consumer be provided with certain information, such as the identity of the supplier, the arrangements for payment, delivery or performance, the existence of a right of withdrawal, and the cost of using the means of distance communication prior to entering the contract. Such information must be provided in a clear and comprehensible manner in any way appropriate to the means of distance communication used, with due regard to the principles of good faith in commercial transactions. While this directive has been effective since June 1997, all Member States were required to implement Directive 97/7/EC by June 4, 2000. To the extent that we enter into distance contracts, this directive may have a material adverse effect on our business, financial condition, operating results and future prospects.

The European Union has adopted the final version of Directive 2000/31/EC governing electronic commerce. Member States were required to implement this directive by 17 January 2002. The directive covers “Information Society services” or “any service normally provided for remuneration, at a distance, by electronic means and at the individual request of a recipient of services,” between the Member States. Information Society services generally includes both business-to-business services and business-to-consumer service. The directive establishes a general e-commerce legal framework covering service provider authorizations, commercial communications, electronic contracts, the liability of intermediary service providers, codes of conduct, out-of-court dispute settlements, court actions and cooperation between Member States. Increased regulation of the Internet or of transaction facilitation via the Internet by the European Union could have a material adverse effect on our business, financial condition, operating results and future prospects.

Other Overseas Markets

In numerous countries where we operate or plan to operate, local laws and regulations restrict or limit the ability of telecommunications companies to provide telecommunications services in competition with state-owned or state-sanctioned dominant carriers. In several countries where we do not have sufficient or established contractual relationships with the dominant carrier, we contract with licensed carriers who provide alternative telecommunications services in such countries. There can be no assurance that current or future regulatory, judicial, legislative, or political considerations will permit us to offer all or any of its products and services in such countries, that regulators or third parties will not raise material issues regarding our compliance with applicable laws or regulations, or that such regulatory, judicial, legislative, or political decisions will not have a material adverse effect on us. If we are unable to provide the services that we presently provide or intend to provide or to use our existing or contemplated transmission methods, or are subjected to adverse regulatory inquiry, investigation or action, such developments could have a material adverse effect on our business, financial condition, and results of operation.

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

We own numerous trademark and service mark registrations in the United States and abroad. We also have applications pending for the registration of service marks relating to its various operations. In addition, we have filed applications for patents in the United States and internationally and plan to file other patent applications in the future. We also own and use valuable trade secrets that provide us with competitive advantages and we maintain those assets in accordance with applicable protocols.

Ultimately, however, our intellectual property may not provide us with a significant competitive advantage. The protection of our intellectual property also may require the expenditure of significant financial and managerial resources and we may elect not to incur costs that are not outweighed by the potential benefits that may be realized. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every jurisdiction in which our products and services are made available. Our intellectual proprietary rights could be challenged, invalidated or circumvented. Third parties that license proprietary rights from us may take actions that diminish the value of our proprietary rights, goodwill or reputation. Ultimately, the steps we take to protect our proprietary rights may not be adequate and third parties may infringe our trademarks, service marks, trade dress, copyrights, patents and otherwise misappropriate similar proprietary rights such as trade secrets. Moreover, given the rapid pace of technological change in the information technology industry, many of our products rely on key technologies developed by third parties; but we may not be able to obtain licenses from these third parties.

From time to time we may be subject to claims and legal proceedings from third parties in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights.

In recent years, patent licensing and enforcement groups that do not make or sell any products or offer any services have been actively targeting industries, including the telecom industry. For example, Ronald A. Katz Technology Licensing, L.P. has offered us a license to a portfolio of patents, claiming that the patents may be infringed by certain products and services offered by us. The patents purportedly relate to various aspects of telephone call processing. As of the date of this report, no legal proceedings have been instituted against us, but, if the Katz patents are valid, enforceable and apply to our business, we could be required to seek a license from Katz. Such license may not be available on commercially reasonable terms and the potential for litigation exists.

Net2Phone

Net2Phone also relies on a combination of patents, trademarks, domain name registrations and trade secret laws and contractual restrictions to enforce its rights in its intellectual property against others.

Net2Phone currently owns, directly or through wholly-owned subsidiaries, 16 patents issued in the United States and ten foreign patents, plus over thirty other applications pending in both the U.S. and abroad. Two U.S. patents related to VoIP are patent number 6,137,792, or Patent ‘792, and patent number 6,389,038, or Patent ‘038. Patent ‘792 relates to a method and system for enabling data transmission over a bypass circuit-switched network between two computers connected to a public packet-switched network, such as the Internet. Patent ‘038 relates to a method and system for combining plural independently addressable packets into a larger packet, called a SuperPacket, which improves the utilization of a telecommunications channel, and helps reduce latency. Because these patents relate to Net2Phone’s core business, Net2Phone believe these patents have value. Patent ‘792 was issued on October 24, 2000 and expires June 14, 2016. Patent ‘038 was issued May 14, 2002 and expires January 21, 2020.

The ability to make, use, sell or offer for sale Net2Phone’s products and services is important to Net2Phone’s business. Net2Phone is aware that patents have been granted to others based on fundamental technologies in the Internet telephony area. It is possible that certain patent infringement claims might be asserted successfully against the company in the future. A party making an infringement claim could secure a substantial monetary award or obtain injunctive relief that could effectively block Net2Phone’s ability to provide services or products in the United States or abroad. If any of these risks materialize, Net2Phone could be forced to suspend operations, to pay significant amounts to defend Net2Phone’s rights, and/or secure an expensive license. A substantial amount of the attention of Net2Phone’s management may be diverted from Net2Phone’s ongoing business. Moreover, because patent applications in the United States are not publicly disclosed when filed, third parties may have filed applications that, if issued as patents, could result in claims against the company in the future. These claims could materially adversely affect Net2Phone’s ability to operate and its financial condition and results of operations.

Net2Phone may be able to use its own patents in the defense of such claims. Where appropriate, Net2Phone may also consider cross-licensing its patents. Although Net2Phone has no knowledge that Net2Phone infringes the patent rights of any third party, on February 15, 2000, Multi-Tech Systems, Inc. filed suit against us and several other companies in the United States Federal District Court in Minneapolis, Minnesota, asserting patent infringement, which suit was subsequently dismissed, but is now on appeal.

Unlike patents, which have a limited duration, Net2Phone’s trademarks are generally perpetual. Net2Phone owns 45 registered trademarks in the United States and more than 100 foreign registered trademarks. Its most important mark is NET2PHONE.

Net2Phone has made a significant investment in protecting this mark, and Net2Phone believes the mark has achieved recognition in the United States and abroad. Net2Phone is engaged in an international filing program to register the mark NET2PHONE in a number of foreign countries. There can be no assurance that Net2Phone will be able to secure registrations and maintain protection for NET2PHONE in all the countries where Net2Phone deems it important to do so. Competitors of Net2Phone or other third parties may adopt marks similar to Net2Phone’s mark NET2PHONE, thereby interfering with Net2Phone’s efforts to build brand identity and possibly leading to customer confusion.

Net2Phone has encountered trademark oppositions challenging Net2Phone’s registration and use of the NET2PHONE mark in several countries. Net2Phone has also encountered refusals to registration from local trademark offices in several foreign countries, typically based on the asserted grounds that the mark is descriptive/non-distinctive or that it conflicts with a prior registered mark. In addition, in a limited number of situations, third parties have challenged Net2Phone’s marks. Net2Phone’s practice is to oppose vigorously such challenges, and the company has generally been successful.

Net2Phone has registered many Internet domain names that contain the name NET2PHONE. Net2Phone cannot assure you that it will be successful in obtaining all of the domain names that it would like to have, either because of unwarranted expense, inability to register the domain due to registrar requirements that Net2Phone cannot meet, or because of third parties who previously registered the relevant domain name. Net2Phone has encountered several instances of third parties who have registered the term NET2PHONE within a domain name. Net2Phone has generally had success in obtaining the transfer of those domains that Net2Phone deemed important to Net2Phone’s business from such third parties by agreement, institution of accepted domain name dispute resolution proceedings, or other means, but Net2Phone cannot assure you that it will be successful in the future in obtaining all domains that Net2Phone deems important. Finally, there are many variations of the word NET2PHONE, and it is difficult, if not impossible, to register each variation, or to pursue all pirates who register such variations. Because Net2Phone is in large part an Internet business, it may be materially and adversely affected by the unauthorized use of the word NET2PHONE, or of a substantially similar word, in a domain name owned by a third party.

For a discussion of litigation relating to intellectual property of IDT or Net2Phone, see the section titled “Legal Proceedings.”

Even if our products and processes are ultimately held not to infringe a third party’s intellectual property rights, the claims can be time-consuming and costly to defend, and may divert management’s attention and resources away from our business. Such claims might also result in a preliminary injunction against us, and, if later found to be meritorious, may result in a permanent injunction and the imposition of damages. Claims of intellectual property infringement might also require us to enter into costly license agreements. If we cannot or do not license the allegedly infringed rights or substitute non-infringing rights from another source, our business could suffer. Thus, there can be no assurances that any such claims, legal proceedings and/or license agreements would not have a material adverse effect on our business, operating results and financial condition.

There is a general risk that the distribution of video, radio and multimedia content by IDT may infringe the intellectual property rights of third parties. In the ordinary course, IDT Media attempts to mitigate this risk. However, the nature of the content distribution business makes it impossible to eliminate the risk altogether.

INTERNATIONAL SALES

In Fiscal 2003, 2002 and 2001, revenue from customers located outside of the United States accounted for approximately 19%, 19% and 16% of our total revenues, respectively. We anticipate that revenues from international customers will continue to account for a significant percentage of our total revenues.

EMPLOYEES

As of October 3, 2003, we had a total of 3,549 employees excluding employees of Net2Phone. As of October 3, 2003, Net2Phone had a total of 256 employees.

Item 2.    PROPERTIES.

Our headquarters are located in Newark, New Jersey pursuant to a 20 year lease entered into in November 1999 for facilities totaling approximately 484,000 square feet. Our headquarters house our executive offices, administrative, finance and marketing functions, carrier and customer service departments and our various developing operations and serve as the headquarters for each of our operating subsidiaries.

We also occupy approximately 31,600 additional square feet in Newark, New Jersey and approximately 6,000 square feet of space in Los Angeles, California, both primarily to house telecommunications equipment. In addition, we lease space (typically less than 500 square feet) in various other geographic locations to house the telecommunications equipment for each of our “POPs.” We also occupy approximately 1,800 square feet in Henderson, Nevada, in which we manage certain of our financial and investing activities. We, along with a 20% partner, have purchased a 120,000 square foot building near our Newark headquarters which is leased out, and which would be convenient for the eventual expansion of our headquarters.

225 Old NB Road, Inc., our wholly owned subsidiary, purchased buildings located at 225 and 226 Old New Brunswick Road in Piscataway, New Jersey, and we presently occupy approximately 44,000 square feet of the 65,295 square feet in them, which we use primarily to house telecommunications equipment. The balance of the square footage is sublet to third parties.

Union Telecard occupies approximately 4,000 square feet in Queens, New York, pursuant to a 10 year sublease agreement and approximately 20,000 square feet in West Hempstead, New York, and approximately another 19,000 square feet in nine other locations throughout the U.S.

In support of our international expansion efforts, we maintain our European headquarters in London, England. We also maintain various international office locations and telecommunications facilities, including in Buenos Aires, Argentina; London and Kentishtown, England; Paris, France; Frankfurt and Hamburg, Germany; Rotterdam, Holland; Dublin, Ireland; Milan, Italy; Moscow, Russia; Madrid, Spain; Lerum and Gothenburg, Sweden; San Juan, Puerto Rico; Santa Fe Colony, Mexico; Berchem, Belgium, Coppenhagen, Denmark; Geneva, Switzerland, Prague, Czech Republic, Athens, Greece; Makati, Philippines; Johannesburg, South Africa; Lima, Peru and Hong Kong.

Our Winstar division leases approximately 422,000 square feet of office, switch and warehouse space throughout the United States. The leases are comprised of two corporate offices located in Herndon, Virginia and Newark, New Jersey, NOCs located in Herndon, Virginia, Newark, New Jersey and Hackensack, New Jersey and two warehouses located in New York City, New York and Newark, Delaware.

Film Roman occupies about 48,000 square feet in North Hollywood CA, and Digital Production Solutions’s Israel hub occupies about 1,100 square feet in Kibbutz Tzora, Israel. IDT Contact Services occupies about 48,400 square feet in 5 locations in the U.S. and Israel. CTM Brochure Distribution occupies about 23,000 square feet of offices and warehouses in Connecticut, its headquarters, and approximately another 53,000 square feet in 26 locations in the U.S. and Canada.

Net2Phone is based at our Newark, New Jersey headquarters and leases 69,525 square feet from IDT, pursuant to a lease that expires in May 2010. In addition, Net2Phone leases office and switch space in Brick and West Long Branch, New Jersey; Jerusalem, Israel and Singapore.

Item 3.    LEGAL PROCEEDINGS.

On January 29, 2001, we filed a complaint against Telefonica S.A., Terra Networks, S.A., Terra Networks, U.S.A., Inc., and Lycos, Inc. in the United States District Court for the District of New Jersey relating to a joint venture we entered into with Terra in October 1999 and subsequently terminated in April 2000 (the “Joint Venture”). The complaint asserted claims for, among other things, breaches of various contracts, breach of fiduciary duty, securities fraud, common law fraud and tortious interference with prospective economic advantage. Each defendant filed answers to the complaint, and Terra Networks, S.A. filed a counterclaim against us for $3.0 million for breach of the Conversion, Termination and Release Agreement, dated April 30, 2000 (the “Termination Agreement”). We filed an answer denying the material allegations contained in the counterclaim and asserted certain affirmative defenses. We then filed an amended complaint. All defendants moved to dismiss all counts of the Second Amended Complaint, except for Count I. We opposed the defendants’ motion and the motions were denied almost in their entirety. The defendants moved for reconsideration of the decision with regard to Counts X and XI (which asserted certain claims for breach of contract and breech of fiduciary duty). On October 2, 2002, the Court granted the motion for reconsideration and dismissed Counts X and XI. On September 13, 2002, defendant Telefonica, S.A. renewed its motion to dismiss for lack of personal jurisdiction. The Court has not yet ruled on that motion. In September 2002, we filed a motion for leave to file a third amended complaint to include a claim under Section 20(a) of the Securities Exchange Act against defendant Telefonica, S.A. The Magistrate Judge granted the motion, but Telefonica has appealed the decision to the District Judge and the appeal has not yet been decided. On or about May 19, 2003, Terra filed an answer to the second amended complaint and asserted a new counterclaim against us. The new counterclaim asserts that we fraudulently induced Terra to enter into the Joint Venture and the Termination Agreement. The counterclaim seeks rescission of those agreements (on which we have already realized gains as previously reported) and an unspecified amount of damages. We then filed a motion to dismiss the new counterclaim, which is still pending. The defendants have filed motions for summary judgment seeking the dismissal of substantially all of our claims, but these motions are still pending. Fact discovery has been substantially completed, but expert discovery has not begun. No trial date has been set.

On May 25, 2001, we filed a Statement of Claim with the American Arbitration Association naming Telefonica Internacional, S.A. (“Telefonica”) as the Respondent. The Statement of Claim asserts that the Company and Telefonica entered into a Memorandum of Understanding (“MOU”) that involved, among other things, the construction and operation of a submarine cable network around South America (“SAm-I”). We claim, among other things, that Telefonica breached the MOU by: (a) failing to negotiate SAm-I agreements; (b) refusing to comply with the equity provisions of the MOU; (c) refusing to sell capacity and back-haul capacity pursuant to the MOU; and (d) failing to follow through on the joint venture. Telefonica responded to our Statement of Claim and filed a counterclaim which alleges, among other things: (1) fraud in the inducement; (2) tortious interference with prospective business relations; (3) breach of the obligations of good faith and fair dealing; and (4) declaratory and injunctive relief. Telefonica’s counterclaim did not specify the damages sought. IDT denied all material allegations of Telefonica’s counterclaims, and has vigorously defended against them. IDT claims damages of $3.15 billion. Hearings in the Arbitration began in April of 2002 and were concluded in March 2003, after 37 days of hearings. The parties completed and filed post-hearing briefs with the Arbitrators on May 20, 2003. IDT vigorously contested Telefonica’s arguments and evidence. Both IDT and Telefonica made claims for damages. In its post-hearing brief, Telefonica claimed damages totaling $4.7 billion. The parties now await the arbitration panel’s decision.

On or about February 19, 2002, six former employees of Teligent, Inc., on behalf of themselves and other similarly situated former employees of Teligent served a class action complaint against Teligent and us in the United States Bankruptcy Court, Southern District of New York for alleged damages as a result of an alleged violation of the Worker Adjustment and Retraining Notification Act. Plaintiffs and the defendant, Teligent, reached a settlement in the form of an unsecured claim, and now the plaintiffs are proceeding against us as the sole defendant. The matter was transferred to the U.S. District Court from the Bankruptcy Court and is in the discovery phase, which is currently scheduled to close on October 31, 2003. Plaintiffs estimate their damages in the range of $4 million, exclusive of attorneys’ fees. To date, the parties have not engaged in extensive settlement discussions, but the Court is encouraging mediation. Accordingly, the parties are currently attempting to secure a mutually agreeable mediator with the goal of reaching an amicable resolution of this action.

IDT Telecom

In September 2001, Alfred West filed a complaint against us and IDT Telecom in the U.S. District Court in New Jersey, seeking monetary damages of $25 million for alleged breach of contract, breach of implied covenant of good faith and fair dealing, fraud, negligent misrepresentation, promissory estoppel, quantum meruit, tortious interference and unfair competition. We filed counterclaims for fraud, negligent misrepresentation, breach of fiduciary duty, tortious interference and breach of contract. We have completed numerous depositions and fact discovery is complete. Expert reports have been exchanged and motions for summary judgment have been filed. The parties are awaiting a decision from the Court. Expert discovery is still not completed. A status conference was held on June 4, 2003 and the Magistrate ordered to parties to appear for Mediation. On August 12, 2003, the parties appeared for Mediation, which was unsuccessful. A status conference and oral argument on West’s motion for additional discovery is now scheduled for October 30, 2003.

On or about July 25, 2002, PT-1 Communications, Inc. (“PT-1”) filed a summons and complaint against IDT Corporation, IDT Netherlands, B.V., IDT Telecom, Inc. and IDT Domestic Telecom, Inc. in the United States Bankruptcy Court for the Eastern District of New York. PT-1 seeks to recover damages (a) for certain alleged fraudulent transfers of property of PT-1’s bankruptcy estate, (b) for unjust enrichment, and (c) for alleged breaches under the agreement between the parties for the sale of PT-1’s debit card business to us, including our alleged failure to remit payment for use of certain telecommunication and platform services on or through PT-1 switches. We filed an answer and counterclaim and discovery is continuing. Fact discovery concluded on September 26, 2003 and a status conference was held on October 2, 2003. Expert reports have been exchanged. In total, PT-1 is seeking approximately $45 million in damages.

On or about March 12, 2003, a complaint was filed by the Continuing Creditors’ Committee of Star Telecommunications, Inc. for itself and on behalf of the Star Creditors’ Liquidating Trust (“Star”) against IDT Corporation, IDT Investments, Inc., IDT Netherlands, B.V., IDT Telecom, Inc. and IDT Domestic Telecom, Inc. in the United States Bankruptcy Court, District of Delaware. Star seeks to recover damages (a) for certain alleged fraudulent transfers of property of Star’s bankruptcy estate pursuant to the pre-petition sale of certain assets to us, or in the alternative, to set aside said sale and (b) for unjust enrichment pursuant to said sale. We have been served with the complaint, but our time to answer has been extended indefinitely. Star is currently taking no action to prosecute the claims against us.

On or about September 16, 2002, Mark B. Aronson filed a complaint against us in the Court of Common Pleas of Allegheny County, Pennsylvania seeking certification of a class consisting of consumers who subscribed to IDT long distance service and were charged a fee when we switched underlying carriers from Global Crossing to AT&T. We removed the case to Federal District Court in the Western District of Pennsylvania and then filed an answer and counterclaim on November 25, 2002. At this point no specific damages have been specified in the complaint. Thus, we cannot yet quantify our exposure. The Court denied plaintiff’s motion to remand the case to state court and granted our cross motion to transfer the case to the Federal Communications Commission (“FCC”). Our petition with the FCC was filed on April 30, 2003 and is currently pending.

On or about September 19, 2002, a complaint was filed by Ramon Ruiz against us and Union Telecard Alliance, LLC in the Supreme Court of the State of New York seeking certification of a class consisting of New York consumers who allegedly purchased and used our pre-paid calling cards from July 31, 2001 to the present and were charged any fee that was not specifically disclosed on the card packaging prior to purchase. The complaint seeks damages in excess of $100 million dollars. We filed our answer on November 19, 2002. The plaintiff filed a motion for a preliminary injunction and a motion for class certification. We filed opposition to the motion for a preliminary injunction and to the motion for class certification, and we also filed a motion for summary judgment. These motions have not been fully briefed yet and therefore have not been adjudicated before the Court.

On or about October 11, 2002, a complaint was filed by Paul Zedeck against us and Union Telecard Alliance, LLC in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, seeking certification of a class consisting of Florida consumers who from July 31, 2001 to the present allegedly purchased and used our prepaid calling cards and were charged any fee that was not specifically disclosed on the card packaging prior to purchase. The damages sought have not yet been quantified. On or about December 6, 2002, we served our answer to the complaint. The plaintiff filed a motion for class certification, which has not been fully briefed yet and therefore has not been adjudicated before the Court. In the meantime, discovery is ongoing.

On or about October 18, 2002, Morris Amsel filed a complaint against us and IDT Telecom, Inc. in the Supreme Court of the State of New York seeking certification of a class consisting of consumers in the United States who allegedly purchased our calling cards. Plaintiff’s complaint relates to payphone charges and international rates. The complaint seeks damages of not less than $100 million. We removed this case to the United States District Court for the Southern District of New York. On or about November 21, 2002, we served an answer to the complaint. We continue to respond to discovery requests.

On or about December 26, 2002, a complaint was filed by Ana Cardoso and Maria Calado against us, IDT Telecom, Inc., and Union Telecard Alliance, LLC in the Superior Court of the State of New Jersey, Union County, seeking certification of a nationwide class consisting of consumers throughout the United States who allegedly purchased our pre-paid non-rechargeable calling cards and were charged any fee that was not specifically disclosed on the card packaging prior to purchase. The damages sought have not yet been quantified. On or about February 6, 2003, we served our answer to the complaint. We also removed this case to the Federal District Court for the District of New Jersey. With regard to this matter and the Amsel matter, we filed an application with the Multi-District Litigation Panel (the “MDL Panel”) seeking to consolidate for pre-trial purposes the Cardoso and Amsel actions. The motion to consolidate was heard before the MDL Panel on July 24, 2003. On August 21, 2003, the MDL Panel granted our motion to transfer and consolidate the two federal actions for pre-trial purposes before Judge William H. Walls in the District of New Jersey. On September 30, 2003, the parties appeared before Magistrate Judge Wigenton to set a new discovery schedule.

On or about February 5, 2003, a complaint was filed by Solomon Bitton against us and Union Telecard Alliance, LLC in the Superior Court of the State of New Jersey, Bergen County, seeking certification of a class consisting of New Jersey consumers who allegedly purchased our prepaid calling cards and were charged any fee that was not specifically disclosed on the card packaging prior to purchase. The damages sought have not yet been quantified. We served our answer to the complaint on April 3, 2003 and are in the process of responding to discovery requests. The parties attended an initial scheduling conference on May 22, 2003 and the court entered a schedule relative to class discovery. A status conference was scheduled for October 28, 2003.

On or about June 11, 2003, we received a subpoena from the State of New Jersey, Department of Law and Public Safety, Division of Consumer Affairs, Office of Consumer Protection which sought copies of IDT advertisements and the dates and times that the advertisements appeared, and copies of all prepaid phone cards manufactured, packaged, distributed and/or serviced by IDT Corporation. We have produced documents to comply with the subpoena.

On or about April 22, 2003, the Company and Union Telecard Alliance received a Petition filed by Powell Palmares in the District Court of Nueces County, Texas, 105th Judicial District. In his petition, the plaintiff names numerous other defendants including Oblio Telecom; Northern California Telecommunications; Locus Telecommunications; Star Telecom Network; Astral Communications; Pacific Telecard; and Advanced Telecom Solutions. The plaintiff is seeking certification of a class consisting of all persons in Texas who allegedly purchased and used our prepaid calling cards and the other defendants’ prepaid calling cards and made calls to, or from, cellular telephone equipment. The damages sought have not yet been quantified. We filed our answer on June 2, 2003.

On or about August 27, 2003, Aerotel, Ltd., Aerotel U.S.A., and Aerotel U.S.A., LLC (“Aerotel”) filed a complaint against us and Union Telecard Alliance, LLC in the United States District Court, Southern District of New York, alleging infringement of U.S. Patent No. 4,706,275, entitled “Telephone System”, which was issued on November 10, 1987 to Aerotel Ltd. as the assignee of Zvi Kamil. The complaint seeks (i) a permanent injunction against defendants; (ii) damages, together with prejudgment interest and costs; (iii) trebling of damages awarded under 35 U.S.C. 284; (iv) attorneys fees and costs; and (v) such other relief as the Court may deem just and proper. Because we only recently received the complaint, we are still evaluating the potential impact. We believe that we have meritorious defenses to the allegations made in the complaint and intend to vigorously contest the claims. We are currently engaged in licensing negotiations with Aerotel. The parties have mutually agreed on an extension of the time to answer the complaint to facilitate these discussions. There can be no assurances that the negotiations will result in a license agreement.

On or about September 19, 2003, Irene Kieves served a complaint against us and IDT Telecom, Inc., which was filed in the Superior Court of New Jersey, Essex County. On October 17, 2003, we removed this case to the Federal District Court for the District of New Jersey. The plaintiff is seeking certification of a class consisting of all persons who subscribed to IDT long distance service and paid any Universal Service Fund surcharge associated with such service at any time since January 1, 1998. The damages sought have not yet been quantified. Because we only recently received the complaint, we are still evaluating the potential impact and our approach to contesting the claims or attempts to certify the classes.

Winstar

Through its corporate predecessor called IDT Winstar Acquisition, Inc., Winstar Holdings, LLC (“New Winstar”) acquired certain telecommunications assets formerly owned by Winstar Communications, Inc. and by its subsidiaries (collectively “Old Winstar”). In the aggregate, certain RBOCs alleged entitlement to roughly $8 million to $16 million in unpaid debts associated with Old Winstar’s use of facilities and circuits that New Winstar intends to use; for all of their unpaid debts, including debts associated with facilities and circuits that New Winstar does not intend to use, the RBOCs sought roughly $40 million from Old Winstar. Settlement has been reached with Verizon, and mediations and/or settlement discussions are still ongoing with other RBOCs. To the extent that a settlement agreement is not reached with any or all of these RBOCs, we expect that the appellate proceedings will resume. One possible outcome of an adverse ruling by the District Court on either the interim relief requested by New Winstar or on the merits of the case could be to permit the RBOCs to terminate facilities that are being used to provide service to our customers and therefore interrupt their service. While New Winstar expects to settle its ongoing disputes with Qwest, BellSouth and SBC, there can be no assurance that settlements will be reached in each case.

On April 15, 2003, Network Communications of Indiana (“NCI”) filed a four-count complaint in the Superior Court in Marion County, Indiana against us, Winstar Holdings, LLC, identified as a Subsidiary of IDT Winstar Acquisition, Inc., and Winstar Communications, LLC (the “Defendants”) seeking $8.7 million in damages. NCI signed a Non-Exclusive High Volume Independent Agent Marketing Agreement with Winstar Wireless on February 1, 1999. The Complaint asserts claims for: (1) Trade Secret Misappropriation; (2) Conversion; (3) Unfair competition; and (4) Tortious Interference with Contractual Relations. The case has been removed to the United States District Court, Southern District of Indiana, Indianapolis Division. An initial Pre-Trial Conference was held before the United States Magistrate Judge Baker on September 2, 2003 to discuss scheduling issues and briefing deadlines. Defendants served their answer and motion for summary judgment on October 2, 2003. NCI’s response to the summary judgment motion is due by November 3, 2003 and Defendants’ reply is due by November 21, 2003.

On June 27, 2003, Christine C. Shubert, as Chapter 7 Trustee of the Debtors’ Estate (the “Trustee”), filed an adversary proceeding against Winstar Holdings, LLC, f/k/a IDT Winstar Acquisition, Inc., (the “Defendant”) in the Winstar Communications, Inc., et. al. bankruptcy case in the United States Bankruptcy Court for the District of Delaware claiming that the Defendant breached the Asset Purchase Agreement by retaining “Excluded Assets” as described in the Asset Purchase Agreement. Specifically, the Trustee claims: (1) Turnover of Estate Property; (2) Breach of the Asset Purchase Agreement; (3) Conversion; and (4) Unjust Enrichment. The Complaint alleges damages in excess of $3,301,625.24. The parties entered into a stipulation, which extends the Defendant’s time to answer or otherwise move with respect to the complaint through and including November 3, 2003.

Lucent Technologies, Inc. (“Lucent”) and Winstar Holdings, LLC (“Winstar”) are involved in a dispute relating to the acquisition by Winstar of various assets of Winstar Communications, Inc. and its various affiliates. Some of the assets purchased by Winstar consisted of Lucent switch equipment. A portion of the switch equipment is utilized within the Winstar network and is a necessary component of the network. The dispute relates to whether Winstar possesses the right to use the software embedded in the switch equipment. The parties are attempting to resolve this matter amicably through negotiations.

In or about June 2003, Integra Telecom Holdings, Inc. (“Integra”) filed a Complaint against Winstar Communications, LLC (“Winstar”), in the United States District Court for the District of Delaware. The Complaint alleges that Winstar breached a letter agreement for the sale of a telecommunications equipment switch and related equipment by failing to transfer to Integra the right to use software on the aforementioned switch. Integra also asserts a claim for indemnification for, inter alia, all costs and expenses it must incur to acquire a license to use the switch’s software applications and for Declaratory Judgment from the Court declaring, inter alia, that Winstar is liable under the Agreement and other authority. Integra alleges that it is entitled to damages in an amount not less than $2.7 million. Winstar has filed an Answer and discovery has commenced.

On or about August 29, 2003, IDT Corporation, Winstar Communications, LLC, and Winstar of New Jersey, LLC (collectively “Plaintiffs”) filed a complaint in the United States District Court, District of New Jersey seeking damages and equitable relief against numerous defendants, the Building Owners and Managers Association International (“BOMA”), the Building Owners and Managers Association of New Jersey,

CarrAmerica Realty Corp. and CarrAmerica Development, Inc., Trizec Properties, Inc, TrizecHahn Newport, L.L.C., and Trizec Realty, Inc., Trammel Crow Company, CB Richard Ellis, Inc., Hines Corporate Properties, L.L.C. and Hines Interests, L.P., and Shorenstein Company, L.L.C. (hereinafter collectively referred to as “Defendants”). Plaintiffs’ claims included (i) Violations of Section 1 of the Sherman Act; (ii) Violations of the New Jersey Antitrust Act; (iii) Violation of Sections 201(B) and 202(A) of the Communications Act of 1934, as Amended; (iv) Tortious Interference with Prospective Business Relations; and (v) Breach of Duty of Good Faith and Fair Dealing. The case was assigned to United States Magistrate Judge G. Donald Haneke. After examining the complaint, the Magistrate Judge determined that this is a somewhat complex case, which might benefit from early judicial intervention with the hope of an early resolution. Therefore, Magistrate Judge Haneke set the matter down for a conference on September 25, 2003 and invited all parties to attend. At the Magistrate conference, Magistrate Judge Haneke designated BOMA as a point of contact for all defendants. Judge Haneke also met with other parties individually to hear their initial positions. On October 16, 2003, Magistrate Judge Haneke signed and released a Stipulation which set forth certain scheduling dates and also required that counsel for BOMA and counsel for Plaintiffs meet to discuss a possible resolution of this case with counsel for BOMA serving as the point of contact for all Defendants.

Net2Phone

On February 15, 2000, Multi-Tech Systems, Inc. filed suit against Net2Phone and other companies in the United States Federal District Court in Minneapolis, Minnesota. Multi-Tech alleged “the defendant companies are infringing because they are providing the end users with the software necessary to simultaneously transmit voice and data on their computers in the form of making a phone call over the Internet”. On August 16, 2002, following an initial hearing, the Court issued an order construing the claims of all the patents in suit in a way that Net2Phone considers favorable to its non-infringement defenses. On October 31, 2002, the Court entered a consent judgment dismissing the patent infringement claims asserted by Multi-Tech Systems, Inc. On November 19, 2002, Multi-Tech filed an appeal with the United States Court of Appeals for the Federal Circuit. Net2Phone continues to defend this appeal vigorously.

Four substantially similar class-action lawsuits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired Net2Phone’s stock between July 29, 1999 and December 6, 2000. Net2Phone and certain of Net2Phone’s executive officers, directors and underwriters involved in our initial public offering were named as defendants in these complaints. The complaints allege, in part, that certain underwriters of Net2Phone’s initial public offering violated federal securities laws by failing to disclose that they had solicited and received undisclosed commissions and allocated shares in Net2Phone’s initial public offering to those investors in exchange for their agreement to purchase Net2Phone shares in the after-market at pre-determined prices. The complaints also allege that, whether or not Net2Phone and the named executives were aware of the underwriters’ arrangements, Net2Phone and the named executives have statutory liability under the federal securities laws for issuing a registration statement in connection with Net2Phone’s initial public offering that failed to disclose that these allegedly undisclosed arrangements existed. The suits against Net2Phone are substantially the same as suits asserting the same allegations that have been filed against several hundred other companies that closed their initial public offerings at or about the same time. The deadline for all defendants to respond to the complaints has been extended by the courts to which the various cases have been assigned. Net2Phone has been able to secure the voluntary dismissal of the claims against those executive officers and directors named in the lawsuits. In addition, Net2Phone’s underwriting agreement with its underwriters provides for indemnification of Net2Phone and its executives and directors for liabilities arising out of misstatements in Net2Phone’s registration statement attributable to material non-disclosures by the underwriters. Net2Phone intends to pursue its indemnification claims against the underwriters. In addition, Net2Phone maintains directors and officers’ liability insurance coverage, which should substantially cover the costs of defending the various suits.

In August 2002, Net2Phone and its ADIR subsidiary consummated the settlement of their lawsuit in the United States District Court for the District of New Jersey against Cisco and a Cisco executive who had been a member of the board of directors of ADIR Technologies, Inc., Net2Phone’s majority-owned subsidiary. The suit arose out of the relationships that had been created in connection with Cisco’s and Net2Phone’s original investments in ADIR and out of ADIR’s subsequent purchase of NetSpeak, Inc. in August 2001. The parties settled the suit and all related claims against Cisco and the Cisco executive in exchange for: (i) the transfer, during the first quarter of fiscal 2003, to Net2Phone of Cisco’s and Softbank Asia Infrastructure Fund’s respective 11.5% and 7.0% interests in ADIR, and (ii) the payment by Cisco, during such quarter, of $19.5 million to Net2Phone and ADIR. As a result of this settlement, the Company recognized, for the quarter ended October 31, 2002, a gain of $58.4 million consisting of a $38.9 million reduction in minority interests as a result of the transfer of the ADIR shares and receipt of settlement proceeds of $19.5 million less $1.6 million of legal and other expenses related to the settlement that were recorded in fiscal 2002 and $0.4 million in compensation expense related directly to the settlement that was recorded during the three months ended January 31, 2003.

We are subject to other legal proceedings, which have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurances in this regard, in the opinion of our management, such proceedings, as well as the aforementioned matters, will not have a material adverse effect on our results of operations, cash flows, or our financial condition.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

Our Class B common stock trades on the New York Stock Exchange under the symbol “IDT” and our common stock trades on the New York Stock Exchange under the symbol “IDT.C”. Our common stock was quoted on the Nasdaq National Market under the symbol “IDTC” from March 15, 1996, the date of our initial public offering, through February 25, 2001. On February 26, 2001, we listed our common stock for trading on the New York Stock Exchange. In May 2001, our Board of Directors declared a stock dividend of one share of our Class B common stock for every one share of our common stock, Class A common stock and Class B common stock. On June 1, 2001, we listed our Class B common stock for trading on the New York Stock Exchange.

The table below sets forth the high and low sales prices for our Class B common stock as reported by the New York Stock Exchange for the fiscal periods indicated.

	High	Low
Fiscal Year ended July 31, 2002
First Quarter	$12.19	$8.05
Second Quarter	17.40	9.98
Third Quarter	20.35	13.09
Fourth Quarter	18.10	14.57

Fiscal Year ended July 31, 2003
First Quarter	$16.65	$13.80
Second Quarter	18.76	14.95
Third Quarter	16.00	13.75
Fourth Quarter	18.45	14.00

The table below sets forth the high and low sales prices for our common stock as reported by the New York Stock Exchange for the fiscal periods indicated.

Fiscal Year ended July 31, 2002
First Quarter	$12.40	$9.85
Second Quarter	20.85	11.30
Third Quarter	23.32	15.30
Fourth Quarter	20.30	15.67

Fiscal Year ended July 31, 2003
First Quarter	$18.10	$15.05
Second Quarter	20.08	15.54
Third Quarter	16.37	13.70
Fourth Quarter	18.33	13.93

On October 20, 2003, the last sale price reported on the New York Stock Exchange for our Class B common stock was $18.92 per share and for our common stock was $18.57 per share. On the same date, there were approximately 374 holders of record of our Class B common stock and approximately 337 holders of record of our common stock. The aggregate market value of our voting stock held by non-affiliates of us, based on the closing prices of our common stock and our Class B common stock on October 20, 2002, was approximately $959 million. Shares of our Class B common stock and common stock held by each officer and director and by each person who owns 5% or more of our outstanding common stock and Class B common stock (assuming conversion of IDT’s outstanding Class A common stock into common stock) have been excluded from this computation in that such persons may be deemed to be our affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

We have never declared or paid any cash dividends on our common stock or Class B common stock and do not expect to pay cash dividends for the foreseeable future. Our current policy is to retain all of our earnings to finance future growth. Any future declaration of dividends will be subject to the discretion of our Board of Directors.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after July 31, 2003, and which is incorporated by reference herein.

Item 6.    SELECTED FINANCIAL DATA.

The selected consolidated financial data presented below for each of the five fiscal years in the period ended July 31 has been derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, independent auditors. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other financial information appearing elsewhere in this Annual Report.

	Year Ended July 31
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Retail Telecommunications Services	$1,233,190	$1,121,674	$816,384	$502,512	$395,542
Wholesale Telecommunications Services	405,473	289,310	388,120	520,519	289,030
IDT Solutions *	87,553	79,604	—	—	—
Internet Telephony **	80,769	71,857	—	56,075	30,678
IDT Media	27,562	21,349	26,446	14,806	16,934

Total revenues	1,834,547	1,583,794	1,230,950	1,093,912	732,184
Costs and expenses:
Direct cost of revenues (exclusive of items shown below)	1,409,465	1,214,802	1,066,845	918,257	575,050
Selling, general and administrative	421,829	451,476	334,025	342,717	128,500
Depreciation and amortization	89,309	83,916	60,351	48,564	36,360
Settlement by Net2Phone of litigation	(58,034)	—	—	—	—
Non-cash compensation	32,286	16,440	3,082	985	—
Restructuring, severance and impairment charges	13,312	257,501	199,357	—	—

Total costs and expenses	1,908,167	2,024,135	1,663,660	1,310,523	739,910

Loss from operations	(73,620)	(440,341)	(432,710)	(216,611)	(7,726)
Interest income (expense), net	26,095	24,174	52,768	7,231	(1,228)
Other income (expense):
Equity in loss of affiliates **	(4,425)	(2,226)	(75,066)	(6,289)	—
Gain on sales of subsidiary stock ***	22,422	—	1,037,726	350,344	—
Investment and other income (expense), net	(15,327)	(13,754)	164,762	258,218	(2,036)
Minority interests	(43,035)	151,436	5,726	59,336	3,309
Benefit from (provision for) income taxes	70,373	124,345	(209,395)	(218,403)	(7,253)
Extraordinary loss on retirement of debt, net of income taxes	—	—	—	(2,976)	(3,270)
Cumulative effect of accounting change, net of income taxes	—	(146,983)	—	—	—

Net income (loss)	(17,517)	(303,349)	532,359	230,850	(18,204)
Subsidiary redeemable preferred stock dividends	—	—	—	—	26,297

Net income (loss) available to common stockholders	$(17,517)	$(303,349)	$532,359	$230,850	$(44,501)

Net income (loss) per share:
Basic	$(0.22)	$(4.04)	$7.79	$3.30	$(0.66)

Diluted	$(0.22)	$(4.04)	$7.12	$3.07	$(0.66)

Weighted average number of shares used in calculation of earnings per share:
Basic	80,176	75,108	68,301	69,933	67,060

Diluted	80,176	75,108	74,786	75,239	67,060

Balance Sheet Data:
Cash, cash equivalents, restricted cash and marketable securities	$1,043,779	$1,118,670	$1,094,560	$393,039	$130,773
Working capital	760,555	857,484	915,393	347,930	179,415
Total assets	1,732,342	1,777,662	1,881,589	1,219,055	559,871
Long-term debt	—	—	—	12,174	112,973
Total stockholders’ equity	897,527	869,770	1,076,236	468,188	276,329

*	Since acquisition of the Winstar assets (through which the IDT Solutions segment operates) in December 2001.
**	As a result of the sale of our majority stake in Net2Phone (our “Internet Telephony” segment) to AT&T on August 11, 2000, we did not consolidate Net2Phone results in Fiscal 2001. Therefore, we did not have any Internet Telephony revenues and operating activities during Fiscal 2001. Rather, we accounted for our investment in Net2Phone in Fiscal 2001 under the equity method of accounting, with our pro-rata share of Net2Phone losses being recorded in “Equity in Loss of Affiliates.” Effective October 23, 2001, we reconsolidated our investment in Net2Phone. See note 2 to the consolidated financial statements.
***	Consists of gain on sale of IDT Media stock in Fiscal 2003 and gains on sales of Net2Phone Class A common stock in Fiscal 2001 and Fiscal 2000.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends” and similar words and phrases. Such forward-looking statements include, among other things, our plans to implement our growth strategy, improve our financial performance, expand our infrastructure, develop new products and services, expand our sales force, expand our customer base and enter international markets. Such forward-looking statements also include our expectations concerning factors affecting the markets for our products, such as changes in the U.S. and the international regulatory environment and the demand for telecommunications products and services. Actual results could differ from those projected in any forward-looking statements.

Forward-looking statements are based on management’s current views and assumptions and involve known and unknown risks that could cause actual results, performance or events to differ materially from those expressed or implied in those statements. These risks include, but are not limited to, the following risks:

•	each of our telecommunications business lines is highly sensitive to declining prices, which could adversely affect our revenues and margins;

•	because our prepaid calling cards generate the bulk of our revenues, our growth is substantially dependent upon continued growth in that area;

•	we may not be able to obtain sufficient or cost-effective termination capacity to particular destinations to keep up with our growth of minutes of use to such destinations;

•	our customers, particularly our wholesale carrier customers, could experience financial difficulties which could adversely affect our revenues and profitability if we experience difficulties in collecting our receivables;

•	termination of our carrier agreements with foreign partners or our inability to enter into carrier agreements in the future could materially and adversely affect our ability to compete in foreign countries;

•	our revenues and our growth will suffer if our distributors and sales representatives, particularly Union Telecard, fail to effectively market and distribute our prepaid calling cards and other services;

•	increased competition in the long distance market, particularly from the RBOCs, could limit or reverse our growth in that area;

•	Winstar has incurred significant losses since its inception and our restructuring efforts may not be profitable;

•	Winstar technology does not gain widespread market acceptance;

•	we have incurred significant losses since our inception, which could cause the trading price of our stock to decline;

•	our growth strategy depends in part, on our acquiring complementary businesses and assets and expanding our existing operations, which we may not be able to do;

•	federal, state and international government taxation and regulations may reduce our ability to provide services;

•	we may become subject to increased price competition from other carriers due to federal regulatory changes in determining international settlement rates;

•	telecommunications regulations of other countries may restrict our operations;

•	the infringement or duplication of our proprietary technology could increase our competition and we could incur substantial costs in defending or pursuing any claims relating to proprietary rights;

•	we may be subject to liability arising from current or future litigation against us;

•	we may infringe on third party intellectual property rights and could become involved in costly intellectual property litigation;

•	holders of our Class B common stock have significantly less voting power than holders of our Class A common stock and common stock; and

•	IDT is controlled by its principal stockholder, which limits the ability of other stockholders to affect our management.

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

Overview

General

IDT Corporation is a multinational communications company that provides services and products to retail and wholesale customers worldwide. Our primary offerings are prepaid debit and rechargeable calling cards, wholesale telecommunications carrier services and consumer phone services. We also operate several media and entertainment-related businesses, including a digital animation production company, a talk radio syndication network, a talk radio station in the Washington, D.C. metropolitan area and a call center business.

Since completing our organizational restructuring during the fiscal year ended July 31, 2001, which elevated IDT Corporation to a holding company, we have conducted our operations through operating subsidiaries. Our four operating subsidiaries are: (i) IDT Telecom, which comprises our retail and wholesale telecommunications services segment; (ii) Winstar Holdings, which comprises our IDT Solutions segment; (iii) Net2Phone, which comprises our Internet telephony segment; and (iv) IDT Media, which comprises our media business segment.

We have grown our revenues rapidly throughout our history, and our revenue growth continued in Fiscal 2003. We generated total revenues of $1.8 billion, $1.6 billion and $1.2 billion in Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively. Our losses from operations were $73.6 million, $440.3 million and $432.7 million in Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively. Included in our losses from operations are restructuring, severance and impairment charges of $13.3 million, $257.5 million and $199.4 million in Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively. Also included in loss from operations for Fiscal 2003 is a $58.0 million gain on settlement of litigation by Net2Phone. Minutes of use from IDT Telecom’s businesses (excluding consumer phone services, which are not carried through our own network) have grown to 16.5 billion in Fiscal 2003 from 11.8 billion minutes in Fiscal 2002 and from 7.0 billion minutes in Fiscal 2001.

Outlook

In recent years, we have derived the majority of our revenues from IDT Telecom’s businesses, consisting primarily of our Retail Telecommunications Services segment, which markets prepaid and rechargeable calling cards and consumer phone services, and our Wholesale Telecommunications Services segment, which markets wholesale carrier services. These businesses have accounted for the bulk of our operating expenses as well (excluding restructuring, severance and impairment charges). In Fiscal 2003, IDT Telecom’s revenues accounted for 89.3% of our total revenues, compared to 89.1% in Fiscal 2002 and 97.9% in Fiscal 2001.

Within IDT Telecom’s business, we have experienced a shift in mix between our Retail Telecommunications Services and our Wholesale Telecommunications Services revenues. In Fiscal 2003, IDT Telecom’s Retail Telecommunications Services revenues (calling cards and consumer phone services) accounted for 75.3% of its total revenues, compared to 79.5% in Fiscal 2002 and 67.8% in Fiscal 2001. This shift in revenue mix is primarily attributable to a significant growth in wholesale carrier revenues while retail revenues have increased more modestly, partly as a result of the introduction of new prepaid calling cards with lower per minute rates.

In Fiscal 2004, we anticipate a further increase in our wholesale carrier revenues continuing the trend from Fiscal 2003. We also anticipate growth in our retail telecommunications revenue as well, and we believe that the Retail Telecommunications Services segment will continue to account for 70% to 80% of IDT Telecom’s total consolidated revenues for Fiscal 2004.

The worldwide telecommunications industry has been characterized in recent years by intense price competition, which has resulted in a significant decline in both our average per-minute price realizations and our average per-minute termination costs. During Fiscal 2003, our average price realization was $0.089 per minute, down 18.3% from $0.109 per minute in Fiscal 2002, while our average termination cost per-minute dropped 15.7% to $0.075 in Fiscal 2003, from $0.089 in Fiscal 2002.

The lower price environment has led some of our competitors to de-emphasize their retail services and/or wholesale carrier operations in order to focus on higher margin telecommunications businesses. In addition, many of our competitors in both of these market segments have ceased operations altogether. This has helped us gain some market share, particularly in the retail calling card business. However, in both the retail services and wholesale carrier businesses, our remaining competitors, although fewer in number, have continued to aggressively price their services. This has led to continued erosion in pricing power, both in our retail and wholesale markets, and we have generally had to pass along our per-minute cost savings to our customers, in the form of lower prices. Therefore, although IDT Telecom’s minutes of use have been increasing substantially, IDT Telecom’s revenues have increased at a much slower rate. Although we do not anticipate that our per-minute price realizations will continue to drop at the same rate as in Fiscal 2003, we do expect to see some further price declines in Fiscal 2004, as the markets in which we compete have generally remained competitive.

We have also developed various new businesses within our IDT Media segment, which generated revenues of $27.6 million in Fiscal 2003. During Fiscal 2003, IDT Media incurred $9.1 million in operating losses. We anticipate that IDT Media will continue to incur significant costs relating to its existing and other new businesses. The timing and magnitude of further revenues and/or operating profits from these new businesses remains uncertain.

On May 22, 2003, IDT Media’s Digital Production Solutions (DPS) unit (which operates IDT Media’s animation business line) acquired a 54.9% interest in Film Roman, Inc., consisting of 10.5 million shares of common stock of Film Roman at a purchase price of $0.09 per share, representing an aggregate cash purchase price of $0.9 million. In addition, on September 22, 2003, IDT Media, in two separate privately negotiated transactions, acquired an additional 4.1 million shares of Film Roman common stock in exchange for 68,517 shares of IDT’s Class B common stock, which increased IDT’s ownership interest in Film Roman’s common stock to 76.2%. DPS has also agreed to lend Film Roman up to $2.1 million that can be converted at the option of DPS into additional shares of Film Roman common stock. Film Roman develops, produces and licenses a broad range of television programming for the television network, cable television, first-run domestic syndication and international markets. From May 22, 2003 through July 31, 2003, our results from operations include the results of Film Roman. For the fiscal year ended July 31, 2003, revenues and operating income from Film Roman were $4.2 million and $105,000, respectively.

We took significant steps in Fiscal 2003 to reduce our operating losses. During the fiscal year ended July 31, 2003, IDT Solutions’ operating loss was $88.8 million, compared with an operating loss of $96.6 million in the fiscal year ended July 31, 2002. We expect IDT Solutions to continue to reduce its operating losses during Fiscal 2004, aided by a combination of increased revenues and improved cost controls.

During Fiscal 2003, our Internet Telephony segment, consisting of Net2Phone, took additional steps to reduce its operating costs, and incurred $7.3 million of restructuring, severance and impairment charges. In addition, Net2Phone recorded a $58.0 million gain on settlement of litigation with Cisco in connection with Cisco’s and Net2Phone’s original investments in ADIR and out of ADIR’s subsequent purchase of NetSpeak, Inc. in August 2001. Net2Phone expects to reduce its operating losses during Fiscal 2004 as it benefits from the restructurings recorded during Fiscal 2002 and Fiscal 2003.

Revenues

During Fiscal 2003, we continued to grow our telecommunications businesses, with revenues from IDT Telecom operations increasing to $1,638.7 million from $1,410.9 million during Fiscal 2002. IDT Telecom’s revenues as a percentage of total revenues were 89.3% in Fiscal 2003, up from 89.1% in Fiscal 2002. IDT Telecom derives its revenues primarily from the following activities:

•	Retail Telecommunications Services, including:

•	domestic and international prepaid, rechargeable and private label calling cards; and

•	consumer phone services to individuals and businesses; and

•	Wholesale Telecommunications Services provided to other long distance carriers.

In order to further enhance the services offered to our consumer phone services customers and continue to grow our customer base, IDT, beginning in August 2003, entered the local calling business with the introduction of a residential bundled phone service including unlimited local, regional and long distance calling for $39.95 per month, plus taxes and other surcharges. IDT currently offers local service in New York, New Jersey, Pennsylvania and Maryland and plans to initiate service in additional states in the upcoming months.

We generate revenues from the sale of our prepaid calling cards, selling them to distributors at a discount to their face values of different denominations, and recording the sales as deferred revenues. These deferred revenues are recognized when telecommunications services are provided, administrative fees are imposed, or no further obligations exist with respect to a calling card.

In Fiscal 2002, IDT established its private label group, which markets specially branded cards to national retailers, and to companies seeking to use them as promotional items. We also offer rechargeable calling cards, marketed primarily to business travelers. These cards are automatically recharged using a credit card number provided by the customer at the time of sale.

Our IDT Solutions segment generated revenues of $87.6 million in Fiscal 2003, representing 4.8% of our total consolidated revenue. IDT Solutions generates revenues through the provision of telephony and broadband services to commercial and governmental customers. Using its fixed wireless and fiber network, IDT Solutions offers a variety of communications services to business and governments, including local and long distance service, high speed Internet access and data services, web hosting and other related services.

Our IDT Media segment generated revenues of $27.6 million in Fiscal 2003, representing 1.5% of our total consolidated revenue. IDT Media comprises five primary business lines: animation, radio, brochure distribution, customer contract services and corporate video services. IDT Media generates revenues through:

•	the creation and distribution of animated theatrical, direct-to-video/DVD, and television products;

•	merchandising of products related to animated characters;

•	contract production work;

•	sale of advertising inventory in radio programs produced by IDT Media;

•	distribution of brochures on behalf of clients in the entertainment, tourism and travel industries; and

•	provision of call center services to outside clients.

Our Internet Telephony segment, consisting of Net2Phone, generated revenues of $80.8 million in Fiscal 2003, representing 4.4% of our total consolidated revenue. Net2Phone generates revenues through the sale of discounted communication services using VoIP technologies. Net2Phone has also recently begun offering cable operators a platform through which they can offer their cable subscribers residential phone service.

Concentration of Customers

Our most significant customers consist of either distributors of IDT Telecom’s calling cards or long distance carriers to whom IDT Telecom provides wholesale telecommunications services. While they may vary from quarter to quarter, our five largest customers accounted for 14.5% of total consolidated revenues in Fiscal 2003, down from 14.7% in Fiscal 2002. This concentration of revenues increases our risk associated with nonpayment by customers. Thus, in an effort to reduce our risk, we perform ongoing credit evaluations of our significant retail and wholesale carrier customers, but historically we have not required collateral to support trade accounts receivable from our customers. In light of the deteriorating credit quality of some of our customers, however, IDT Telecom has been imposing stricter credit restrictions on some customers. In some cases, this has resulted in IDT Telecom sharply curtailing, or ceasing completely, sales to certain customers. IDT Telecom also attempts to mitigate its financial exposure with certain wholesale carriers by offsetting trade accounts receivable from these wholesale customers with trade accounts payable due to them for purchases of telecommunications services (including both minutes termination and connectivity). In this way, IDT Telecom can continue to sell services to these wholesale customers, while maintaining a net unrisked position, in terms of receivables and payables. We continue to do business with MCI and Global Crossing despite their financial condition. However, as with other companies who might be facing financial difficulty, we often attempt to mitigate the credit risk related to these customers by also buying services from them in order to create the offset opportunity and reduce our net receivable exposure risk.

Costs and Expenses

Direct cost of revenues for IDT Telecom’s services consist primarily of three major categories:

•	termination costs;

•	network costs; and

•	toll-free costs.

Termination costs represent costs associated with the transmission and termination of international and domestic long distance services, and consist mainly of amounts paid to other long distance carriers to carry our traffic. Historically, this expense has primarily been variable, with a price paid on a per-minute basis. Even on a per-minute basis, this cost tends to fluctuate frequently. These costs dropped significantly during Fiscal 2003, reflecting the decline in prices in the long distance sector.

Network costs are fixed for a range of minutes of use, and include customer/carrier interconnect charges and leased fiber circuit charges. Local circuits are generally leased for a 12 to 24 month term, while long haul circuits generally are leased for longer terms. Although these are not purely variable costs, where the cost increases for each additional minute carried on our suppliers’ networks, a general growth in minutes will result in incrementally higher network costs as more circuits are added to interconnect with customers or carriers, and more circuits are leased to expand the size of our network. IDT Telecom’s costs on a per-circuit basis have been dropping due to the current abundance of supply of both local and long-haul fiber in the United States and Europe, as well as transatlantic fiber. In Fiscal 2004, we anticipate that IDT Telecom’s network costs will increase in absolute dollar terms as IDT Telecom adds more circuits to accommodate its anticipated growth of telecommunications traffic. On a per-minute basis, however, we anticipate that IDT Telecom will be able to lower these costs further as it replaces circuits with expiring contracts with lower-priced circuits.

Toll-free costs are variable costs paid to providers of toll-free services, used primarily by our calling card customers to access our debit card platform. On a per-minute basis, these costs dropped 15.4% to $0.011 in Fiscal 2003, from $0.013 in Fiscal 2002, reflecting lower rates from IDT Telecom’s suppliers and more efficient routing by IDT Telecom of these minutes as it uses its least-cost-routing (LCR) platform. In Fiscal 2004, we anticipate higher toll-free costs in absolute dollar terms, reflecting an anticipated increase in toll-free minutes arising from an increase in our calling card sales. On a per-minute basis, we expect our toll-free costs to remain relatively unchanged in Fiscal 2004.

Going forward, we believe that IDT Telecom’s gross margins will be dictated in large part by the relative changes in termination costs and per-minute prices paid by its customers. During Fiscal 2003, IDT Telecom’s per-minute costs for terminating traffic decreased at a slower rate than our per-minute price realizations. This decrease led to margin declines during Fiscal 2003, to 22.7%, from 22.9% in Fiscal 2002. It is possible that during Fiscal 2004 our price realizations may continue to decrease at a faster rate than will our per-minute termination costs, resulting in further gross margin declines.

Selling expenses consist primarily of sales commissions paid to internal salespersons and advertising costs, which are the primary costs associated with the acquisition of customers. General and administrative expenses include salaries, benefits, professional fees, rent and other administrative costs. These costs have increased in recent fiscal years due to the development and expansion of our operations and corporate infrastructure. As we continue to expand both the scale and geographic scope of our telecommunications activities, and continue to incur expenditures related to new business ventures that are beyond the scope of our existing core businesses, we anticipate that selling, general and administrative expenses will continue to increase.

IDT Solutions’ direct costs are predominantly fixed in nature, and consist primarily of two components: (i) connectivity for the network backbone, including both local and long haul circuits, and (ii) lease payments for the network of buildings, including customer sites, hub sites and switch sites.

Net2Phone’s direct costs consist primarily of network connectivity costs associated with carrying customer traffic on its network, wholesale costs of Internet telephony devices, ad serving costs and e-mail box hosting fees. It also includes the cost of purchasing, storing and shipping Internet telephony equipment.

IDT Media’s revenues are generally associated with higher selling, general and administrative expenses than are our telecommunications revenues. Within IDT Telecom’s operations, retail revenues (calling card and consumer phone services) generally have higher selling, general and administrative expenses associated with them than do wholesale carrier services. Within IDT Telecom’s retail telecommunications businesses, revenues from the consumer phone services business are generally associated with higher selling, general and administrative expenses than are revenues from calling card sales. With consumer phone services expected to account for a larger proportion of IDT Telecom’s revenues, and with IDT Media’s businesses expected to exhibit faster revenue growth than IDT Telecom’s businesses, we anticipate that our selling, general and administrative expenses will increase as a percentage of total revenues.

Capital Markets Activities

Our Board of Directors has authorized the repurchase of up to 45 million shares of our common stock and Class B common stock. During Fiscal 2003, we did not repurchase any of our common stock or Class B common stock. To date, we have repurchased a total of 15.6 million shares of common stock under the share repurchase program, of which 6.2 million shares were retired as of July 31, 2003.

On April 25, 2003, all then outstanding stock options exercisable for shares of our common stock (which were exercisable for an aggregate of 1.9 million shares) were amended to instead be exercisable for an equal number of shares of our Class B common stock. On April 25, 2003, the Board of Directors authorized that shares of Class B common stock held as treasury stock be allocated for issuance in connection with the April 25, 2003 stock option amendment. During the fiscal year ended July 31, 2003, 0.2 million shares of our Class B common held in treasury were issued in connection with the exercise of such stock options.

In June 2003, through a series of transactions, we exchanged 2.4 million shares of our common stock held in treasury for an equal number of shares of our Class A common stock which was held by the Jonas Foundation. The 2.4 million shares of Class A common stock were then exchanged for an equal number of shares of our Class B common stock held by our Chairman of the Board. As of July 31, 2003, we held 3.0 million shares of our common stock and 6.2 million shares of our Class B common stock in treasury.

Critical Accounting Policies

IDT’s financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Management continually evaluates its estimates and judgments including those related to revenue recognition, allowance for doubtful accounts, goodwill and valuation of long-lived assets and intangible assets. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that of our significant accounting policies, the following may involve a higher degree of judgment (see Note 1 to the consolidated financial statements for a complete discussion of IDT’s significant accounting policies).

Revenue Recognition

Our communications and Internet telephony services are recognized as revenue when services are provided, primarily on a per usage basis or monthly fee. Revenue on sales of prepaid calling cards is deferred upon sale of the cards. These deferred revenues are recognized when telecommunications services are provided, administrative fees are imposed, or no further obligations exist with respect to a calling card.

Revenues at our IDT Solutions segment related to high-speed Internet and data services and local and long-distance voice services are recognized when services are provided, primarily as a monthly fee.

The sale of equipment with software necessary to provide Net2Phone’s services is recognized when such products are delivered, collection of payments are assured and there are no significant future obligations.

Revenues at our animation and creative businesses are recognized in accordance with Statement of Position (“SOP”) 00-2 Accounting by Producers or Distributors of Films. License fees received for our work on fee-for-hire productions are recognized on an episode-by-episode basis as each episode is completed and delivered to the customer in accordance with the terms of the existing arrangement.

Revenue earned from proprietary programs is recognized as such programs are exploited in the markets in which we have retained ownership rights, typically upon the receipt of statements from our licensees. In the event that a licensee pays us a nonrefundable minimum guarantee at the beginning of a license term, we will record this amount as revenue if all of the criteria for recognition pursuant to SOP 00-2 are met.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses which result from the inability of our customers to make required payments. We base our allowances on our determination of the likelihood of recoverability of trade accounts receivable based on past experience and current collection trends that are expected to continue. In addition, we perform ongoing credit evaluations of our significant retail and wholesale carrier customers, but historically we have not required collateral to support trade accounts receivable from our customers. In light of the deteriorating credit quality of some of our customers, however, IDT Telecom has been imposing stricter credit restrictions on some customers. In some cases, this has resulted in IDT Telecom sharply curtailing or completely ceasing sales to them. IDT Telecom also attempts to mitigate its financial exposure with certain wholesale carriers by offsetting trade accounts receivable from these wholesale customers with trade accounts payable due to them for purchases of telecommunications services (including both minutes termination and connectivity). In this way, IDT Telecom can continue to sell services to these wholesale customers, while maintaining a net unrisked position, in terms of receivables and payables.

Goodwill

Effective August 1, 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests, performed at least annually, in accordance with the Statement. Other intangible assets continue to be amortized over their useful lives.

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

If we determine that the carrying value of certain long-lived assets or identifiable intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we will test for impairment based on the projected undiscounted cash flows, less the carrying amount of the asset. If the expected undiscounted future cash flows are less than the carrying value of the asset, we will record an impairment loss based on the difference between the estimated fair value and the carrying value.

Accounting Treatment of Net2Phone

On August 11, 2000, we sold 14.9 million of our shares of Net2Phone Class A common stock to AT&T for $75 per share. Upon completing this transaction, our ownership interest in Net2Phone was reduced to approximately 10.0 million shares of Class A common stock, representing approximately a 16% ownership interest and a 21% voting interest. Consequently, beginning with the first quarter of Fiscal 2001, and through October 23, 2001, we did not consolidate Net2Phone’s results. Instead, we used the equity method to account for our ownership interest in Net2Phone. This change in the accounting treatment for our ownership stake in Net2Phone impacted the discussion of results for Fiscal 2002 compared to Fiscal 2001.

NTOP Holdings was formed on October 23, 2001, and soon thereafter IDT and AT&T each contributed their minority stakes in Net2Phone into NTOP Holdings. Liberty Media then acquired a substantial portion of NTOP Holdings’ units from AT&T. As of July 31, 2003, NTOP Holdings holds an aggregate of 28.9 million shares of Net2Phone’s Class A common stock, representing a majority voting stake in Net2Phone. We have the right to appoint the entire board of managers (including one nominee of Liberty Media) of NTOP Holdings. The board of managers directs the voting of all Net2Phone shares held by NTOP Holdings, thereby giving us effective control over the voting of the Net2Phone shares (but not their disposition, which requires consent of the members) held by NTOP Holdings. Accordingly, we consolidated Net2Phone effective October 23, 2001. The LLC Agreement also granted each owner of NTOP Holdings the unilateral right, effective January 1, 2004, to cause the immediate liquidation of NTOP Holdings. Accordingly, our ability to control the voting power of

Net2Phone will immediately terminate on January 1, 2004, the effective date of the liquidation rights. As such, we expect to deconsolidate Net2Phone as of January 1, 2004, and to use the equity method effective as of that date, to account for our ownership interest in Net2Phone.

Pursuant to the NTOP Holdings LLC Agreement, AT&T received 29 Class A units of the LLC, and the rights to put six of these units to IDT and 23 of these units to Liberty Media after one year. On October 29, 2002, AT&T exercised its put rights and sold all of its Class A units to IDT and Liberty Media for a nominal amount. As a result of this transaction, AT&T is no longer a member of the LLC.

As of July 31, 2003 and 2002, our effective equity investment in Net2Phone was 21.2% and 19.2%, respectively. Accordingly, in our financial statements, we reversed in minority interests the 78.8% and 80.8% of Net2Phone’s net loss attributable to the remaining shareholders of Net2Phone for the years ended July 31, 2003 and 2002, respectively.

Results of Operations

The following table sets forth the percentages represented by certain items in our statements of operations (revenues and costs and expenses are presented net of intercompany transactions):

	Year Ended July 31,
	2003	2002	2001
Revenues:
Retail Telecommunications Services:
Domestic and international prepaid, rechargeable and private label calling cards	58.9%	63.9%	61.3%
Consumer phone services	8.3	7.0	5.0
Wholesale Telecommunications Services	22.1	18.3	31.6
IDT Solutions*	4.8	5.0	0.0
Internet Telephony**	4.4	4.5	0.0
IDT Media	1.5	1.3	2.1

	100.0	100.0	100.0
Costs and expenses:
Direct cost of revenues (exclusive of items shown below)	76.8	76.7	86.7
Selling, general and administrative	23.0	28.5	27.1
Depreciation and amortization	4.9	5.3	4.9
Settlement by Net2Phone of litigation	(3.2)	0.0	0.0
Non-cash compensation	1.8	1.0	0.3
Restructuring, severance and impairment charges	0.7	16.3	16.2

Total costs and expenses	104.0	127.8	135.2

Loss from operations	(4.0)	(27.8)	(35.2)
Interest income, net	1.4	1.5	4.3
Other income (expense):
Equity in loss of affiliates**	(0.2)	(0.1)	(6.1)
Gain on sales of subsidiary stock***	1.2	0.0	84.3
Investment and other income (expense), net	(0.8)	(0.9)	13.4

Income (loss) before minority interests, income taxes, and cumulative effect of accounting change	(2.4)%	(27.3)%	60.7%

*	Since the acquisition of Winstar (through which the IDT Solutions segment operates) in December 2001.
**	As a result of the sale of our majority stake in Net2Phone (our “Internet Telephony” segment) to AT&T on August 11, 2000, we did not consolidate Net2Phone’s results in Fiscal 2001. Therefore, we did not have any Internet Telephony revenues and operating activities during Fiscal 2001. Rather, we accounted for our investment in Net2Phone in Fiscal 2001 under the equity method of accounting, with our pro-rata share of Net2Phone losses being recorded in “Equity in Loss of Affiliates.” Effective October 23, 2001, we reconsolidated our investment in Net2Phone. See Note 2 to the consolidated financial statements.
***	Consists of gain on sale of IDT Media stock in Fiscal 2003 and gain on sale of Net2Phone Class A common stock in Fiscal 2001.

Year Ended July 31, 2003 Compared to Year Ended July 31, 2002

In order to enable a more meaningful comparison between the year ended July 31, 2003 and the year ended July 31, 2002, and to provide a better understanding of IDT’s core operating results for the year ended July 31, 2003, this Form 10-K presents, as additional information, some financial figures excluding the IDT Solutions and Internet Telephony segments. The Winstar assets, which comprise our IDT Solutions segment, were acquired during the second fiscal quarter of the year ended July 31, 2002, and contributed to revenues for only part of that quarter, and Net2Phone was not consolidated for the majority of the first quarter of the year ended July 31, 2002.

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, certain adjustments are properly not reflected in the operating business segments discussions, but are only reflected in our Consolidated discussion.

Consolidated

Revenues.    Our revenues increased 15.8%, from $1,583.8 million in the year ended July 31, 2002 to $1,834.5 million in the year ended July 31, 2003. The increase is due primarily to the significant growth in the minutes of use in both the Retail Telecommunications Services and Wholesale Telecommunications Services segments. Excluding revenues from our IDT Solutions segment, which was acquired in December 2001, and our Internet Telephony segment, consisting of Net2Phone, which was reconsolidated effective October 23, 2001, our revenues increased 16.3%, from $1,432.3 million in the year ended July 31, 2002 to $1,666.2 million in the year ended July 31, 2003. The increase in our consolidated revenues (excluding our IDT Solutions and Internet Telephony segments) is mainly attributable to a 16.1% increase in IDT Telecom’s revenues. The growth in IDT Telecom’s revenues primarily resulted from a 39.8% growth in minutes of use (excluding minutes related to our consumer phone services business, which are not carried through our own network), from 11.8 billion in the year ended July 31, 2002 to 16.5 billion in the year ended July 31, 2003.

Direct Cost of Revenues.    Direct cost of revenues increased by 16.0%, from $1,214.8 million in the year ended July 31, 2002 to $1,409.5 million in the year ended July 31, 2003. The increase is due primarily to the growth in our telecommunications minutes of use. Excluding direct cost of revenues from our IDT Solutions and Internet Telephony segments, direct cost of revenues increased 16.9%, from $1,089.6 million in the year ended July 31, 2002 to $1,274.0 million in the year ended July 31, 2003. As a percentage of total revenues, direct costs increased slightly from 76.7% in the year ended July 31, 2002 to 76.8% in the year ended July 31, 2003 (and from 76.1% to 76.5% excluding our IDT Solutions and Internet Telephony segments). The increase in direct costs as a percentage of total revenues is primarily attributable to the competitive pricing environment within the telecommunications industry, which resulted in lower revenue per minute price realizations.

Selling, General and Administrative.    Selling, general and administrative expenses decreased 6.6%, from $451.5 million in the year ended July 31, 2002 to $421.8 million in the year ended July 31, 2003. This decrease is primarily attributable to an overall reduction of selling, general and administrative expenses in our IDT Solutions and Internet Telephony segments. Excluding selling, general and administrative expenses from our IDT Solutions and Internet Telephony segments, selling, general and administrative expenses increased 2.3%, from $296.8 million in the year ended July 31, 2002 to $303.5 million in the year ended July 31, 2003, due primarily to the increased sales and marketing efforts of IDT Telecom as well as increased salaries, facilities costs and professional fees related to the expansion of our infrastructure and bases of operation to facilitate our current and anticipated future growth. As a percentage of total revenues, selling, general and administrative expenses decreased from 28.5% in the year ended July 31, 2002 to 23.0% in the year ended July 31, 2003 (and from 20.7% to 18.2% excluding our IDT Solutions and Internet Telephony segments). Selling, general and administrative expense declined as a percentage of revenues (excluding IDT Solutions and Internet Telephony) due primarily to the significant growth in our revenues for the year ended July 31, 2003.

Depreciation and Amortization.    Depreciation and amortization expense increased 6.4%, from $83.9 million in the year ended July 31, 2002 to $89.3 million in the year ended July 31, 2003. Excluding depreciation and amortization expense from our IDT Solutions and Internet Telephony segments, depreciation and amortization expense increased 9.3%, from $59.3 million in the year ended July 31, 2002 to $64.8 million in the year ended July 31, 2003, primarily as a result of our higher fixed asset base during the year ended July 31, 2003, reflecting the expansion of our telecommunications network infrastructure and facilities. As a percentage of revenues, depreciation and amortization expense decreased from 5.3% in the year ended July 31, 2002 to 4.9% in the year ended July 31, 2003 (and decreased from 4.1% to 3.9% excluding our IDT Solutions and Internet Telephony segments).

Settlement by Net2Phone of Litigation.    Gain on settlement by Net2Phone of litigation was $58.0 million for the year ended July 31, 2003. Refer to the respective section of the Internet Telephony segment for a full discussion on the gain on settlement by Net2Phone of litigation.

Non-cash Compensation.    Non-cash compensation charges were $16.4 million in the year ended July 31, 2002 compared to $32.3 million in the year ended July 31, 2003. Refer to the respective sections of the IDT Telecom, IDT Solutions, Internet Telephony and Corporate segments for a discussion on non-cash compensation charges.

Restructuring, Severance and Impairment Charges.    Restructuring, severance and impairment charges were $257.5 million in the year ended July 31, 2002 compared to $13.3 million in the year ended July 31, 2003. Refer to the respective sections of the IDT Telecom, IDT Solutions, Internet Telephony, IDT Media, and Corporate segments for a full discussion on restructuring, severance and impairment charges.

Loss from Operations.    Our loss from operations was $440.3 million in the year ended July 31, 2002 compared to a loss from operations of $73.6 million in the year ended July 31, 2003. Excluding the loss from operations of our IDT Solutions and Internet Telephony segments, our loss from operations was $127.7 million in the year ended July 31, 2002, compared to $5.5 million in the year ended July 31, 2003. The reduction in our loss from operations (excluding our IDT Solutions and Internet Telephony segments) was due primarily to IDT Telecom’s increased revenues and operating income, partially offset by one-time non-cash compensation charges.

Interest.    Net interest income was $24.2 million in the year ended July 31, 2002, compared to net interest income of $26.1 million in the year ended July 31, 2003. The increase is the result of our continued shift of cash to marketable securities, which earn a higher rate of interest.

Other Income (Expense).    Other income (expense) amounted to an expense of $16.0 million in the year ended July 31, 2002, compared to income of $2.7 million in the year ended July 31, 2003. Included in other income in the year ended July 31, 2003, were losses of $4.4 million associated with recording our pro-rata share of an affiliate’s losses, through the equity method of accounting, a $0.5 million reversal of a previously recorded charge of $0.5 million related to an obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T, a $22.4 million gain on the sale to a subsidiary of Liberty Media of 88.235 newly issued shares of IDT Media’s Class A common stock, and net losses from other investments totaling $15.8 million.

Included in other expense in the year ended July 31, 2002 were $2.2 million of net losses associated with recording our pro-rata share of Net2Phone’s and other affiliates’ net losses through the equity method of accounting, a charge of $5.3 million related to an obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T, and net losses from other investments totaling $8.5 million.

Minority Interests.    Minority interests were $151.4 million of income for the year ended July 31, 2002 compared to $43.0 million of expense for the year ended July 31, 2003. The $194.4 million increase in minority interests was primarily attributable to the minority interest of Net2Phone, of which we owned 19.2% and 21.2% as of July 31, 2002 and 2003, respectively. Accordingly, during the years ended July 31, 2002 and 2003, we reversed in minority interests the 80.8% and 78.8%, respectively, of Net2Phone’s results attributable to the remaining shareholders of Net2Phone.

Income Taxes.    We recorded an income tax benefit of $124.3 million in the year ended July 31, 2002, compared to an income tax benefit of $70.4 million in the year ended July 31, 2003.

Cumulative Effect of Accounting Change.    In accordance with our adoption of SFAS No. 142, as of August 1, 2001, we performed the required impairment tests of goodwill and recorded an impairment charge of $147.0 million, net of income taxes of $3.5 million, for the year ended July 31, 2002. The impairment charge was recorded as a cumulative effect adjustment of a change in accounting principle. No such charges were recorded during the year ended July 31, 2003.

Net Loss.    Our consolidated net loss, after the cumulative effect adjustment of a change in accounting principle detailed above, was $303.3 million in the year ended July 31, 2002 compared to consolidated net loss of $17.5 million in the year ended July 31, 2003. The recording of a net loss in the year ended July 31, 2002 and 2003 was a result of the combined factors for each of the segments discussed below, as well as those items detailed above.

IDT Telecom—Retail Telecommunications Services and Wholesale Telecommunications Services Segments

Revenues.    IDT Telecom’s revenues increased 16.1%, from $1,410.9 million in the year ended July 31, 2002 to $1,638.7 million in the year ended July 31, 2003.

IDT Telecom’s revenues increased primarily as a result of a 39.8% growth in minutes of use (excluding minutes related to our consumer phone services business, which are not carried through our own network) from 11.8 billion in the year ended July 31, 2002 to 16.5 billion in the year ended July 31, 2003. IDT Telecom experienced growth in minutes of use in both its Retail Telecommunications Services and Wholesale Telecommunications Services segments, in both the U.S. and international operations. IDT Telecom’s minutes of use grew at a faster rate than did its revenues, reflecting an 18.3% decline in its average revenue-per-minute, from $0.109 during the year ended July 31, 2002 to $0.089 in the year ended July 31, 2003. IDT Telecom’s decrease in its average revenue-per-minute is due to a number of factors, including (i) continued competition in both retail and wholesale markets, and (ii) introduction of new calling cards.

Revenues from IDT Telecom’s Retail Telecommunications Services segment increased $111.5 million, or 9.9%, from $1,121.7 million in the year ended July 31, 2002 to $1,233.2 million in the year ended July 31, 2003. This growth was largely the result of a $71.1 million increase in sales of prepaid calling cards and a $41.5 million increase in consumer phone services revenues. As a percentage of IDT Telecom’s overall revenue, Retail Telecommunications Services’ revenues decreased from 79.5% in the year ended July 31, 2002 to 75.3% in the year ended July 31, 2003, as revenues from our Wholesale Telecommunications Services segment grew at a faster rate than did our retail businesses revenues. IDT Telecom’s calling card sales increased 7.0%, from $1,008.9 million in the year ended July 31, 2002 to $1,080.0 million in the year ended July 31, 2003, fueled by the introduction of several new calling cards. A new card is generally introduced with attractive low per-minute pricing, which is gradually increased as the card gains acceptance and builds market share. The increase in new calling card introductions was part of IDT’s plan to aggressively seek market share in both its traditional Northeast U.S. markets, as well as in several other key areas, such as California, Florida and Texas. In addition, the growth in our calling card revenues resulted from the expansion of our distribution network beyond our traditional Northeastern U.S. territory, as well as the continued strong growth of European operations, both in our U.K. market as well as in other markets such as Spain, Germany and the Netherlands.

Calling card sales as a percentage of IDT Telecom’s Retail Telecommunications Services revenues decreased from 89.9% in the year ended July 31, 2002 to 87.6% in the year ended July 31, 2003, as revenues from consumer phone services grew at a faster rate than did calling card revenues. Revenues from consumer phone services, in which we act as a switchless reseller of another company’s network, experienced significant growth in minutes of use in the year ended July 31, 2003, with revenues increasing 37.6%, from $110.5 million in the year ended July 31, 2002 to $152.0 million in the year ended July 31, 2003. The consumer phone services revenue increase is attributable to the continued growth of our flat-rate, $0.05 a minute long distance calling plan, which has been driven by increased marketing expenditures, resulting in a significant increase in the average number of consumer phone services customers. At July 31, 2003, we had approximately 575,000 active customers for our consumer phone services, compared to approximately 515,000 customers at July 31, 2002. In Fiscal 2002, we had an average of approximately 400,000 active consumer phone service customers, compared to an average of approximately 550,000 customers in Fiscal 2003. Beginning in early Fiscal 2003, we significantly increased the marketing and advertising expenditures of our consumer phone services business, in an attempt to accelerate the growth of our customer base. These expenditures, while reducing consumer phone services operating profits in the near term, are expected to lead to a rise in the number of active customers, revenues and profits over the longer term. In addition, as our customer base has grown, we have begun to place an increased emphasis on customer retention initiatives. Accordingly, our marketing efforts for our consumer phone services business are now focused on customer retention and increasing the average revenue per customer, in addition to attracting new customers.

Revenues from IDT Telecom’s other Retail Telecommunications Services businesses, consisting primarily of call reorigination services, were $2.4 million in the year ended July 31, 2002, versus $1.2 million in the year ended July 31, 2003.

IDT Telecom’s Wholesale Telecommunications Services revenues increased 40.2%, from $289.3 million in the year ended July 31, 2002 to $405.5 million in the year ended July 31, 2003. As a percentage of IDT Telecom’s total revenues, Wholesale Telecommunications Services revenues increased from 20.5% in the year ended July 31, 2002 to 24.7% in the year ended July 31, 2003. The increase in revenues occurred as a result of an increase in wholesale carrier minutes, despite a significant decline in the average revenue-per-minute. In recent years, IDT Telecom’s wholesale carrier business has curtailed or ceased completely its sales to financially unstable carriers. During the year ended July 31, 2003, IDT Telecom continued to grow its customer base through the addition of new customers and by increasing sales to its larger, more financially stable customers. Increased sales to global Tier 1 dominant carriers accounted for the bulk of the growth in revenues and gross profits during the year.

Direct Cost of Revenues.    Direct cost of revenues for IDT Telecom increased 16.5%, from $1,087.2 million in the year ended July 31, 2002 to $1,266.4 million in the year ended July 31, 2003, due to the higher revenue and minutes base. As a percentage of IDT Telecom’s total revenues, direct costs increased slightly from 77.1% in the year ended July 31, 2002, to 77.3% in the year ended July 31, 2003. The increase in direct costs as a percentage of total revenues is attributable to the competitive pricing environment within the telecommunications industry, which resulted in our per minute price realizations to drop at a faster rate than our per minute costs of terminating traffic. Our average termination cost per minute dropped 15.7% to $0.075 in the year ended July 31, 2003, from $0.089 in the year ended July 31, 2002.

Direct costs of revenues for Retail Telecommunication Services increased 8.9% from $832.2 million in the year ended July 31, 2002 to $906.6 million for the year ended July 31, 2003. The increase in absolute dollars is primarily attributable to a $59.6 million increase in direct costs for calling cards and a $15.9 million increase in direct costs for consumer phone services offset by a $1.1 million decrease in direct costs for call reorigination services. As a percentage of Retail Telecommunication Services revenues, direct costs decreased from 74.2% in the year ended July 31, 2002 to 73.5% in the year ended July 31, 2003.

Direct costs of revenues for consumer phone services increased 31.9% from $50.2 million in the year ended July 31, 2002 to $66.2 million in the year ended July 31, 2003. The increase in absolute dollar terms is attributable to the significant growth of minutes of use. As a percentage of consumer phone services revenues, direct costs decreased from 45.4% in the year ended July 31, 2002, to 43.6% for the year ended July 31, 2003.

Direct costs of revenues for Wholesale Communications Services increased 41.1% from $255.0 million in the year ended July 31, 2002 to $359.9 million in the year ended July 31, 2003. The increase in absolute dollars is attributable to the growth in wholesale carrier minutes, which grew at a faster rate than did wholesale carrier revenues. As a percentage of Wholesale Telecommunication Services revenues, direct costs increased from 88.1% in the year ended July 31, 2002 to 88.8% for the year ended July 31, 2003. This increase occurred as a result of our per minute costs for terminating traffic falling at a slower rate than did our per minute price realizations.

Selling, General and Administrative.    IDT Telecom’s selling, general and administrative expenses increased 3.6%, from $235.1 million in the year ended July 31, 2002 to $243.5 million in the year ended July 31, 2003. The increase in selling, general and administrative expenses for IDT Telecom’s operations is due to several factors, including increased sales and marketing efforts for our Retail Telecommunications Services segment, such as calling cards and consumer phone services, as well as increased salaries, facilities costs and professional fees related to the expansion of our infrastructure and bases of operation to facilitate our current and anticipated future sales growth. As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses were 16.7% in the year ended July 31, 2002, compared to 14.9% in the year ended July 31, 2003, as our revenues grew at a faster rate than did our selling, general administrative expenses.

Depreciation and Amortization.    IDT Telecom’s depreciation and amortization expense rose 11.7% from $54.7 million in the year ended July 31, 2002 to $61.1 million in the year ended July 31, 2003, reflecting the continued expansion of our fixed asset base as we invest to accommodate our current and anticipated future growth. As a percentage of IDT Telecom’s total revenues, depreciation and amortization expense was 3.9% in the year ended July 31, 2002 compared to 3.7% in the year ended July 31, 2003.

Non-cash Compensation.    IDT Telecom recorded non-cash compensation of $2.8 million in the year ended July 31, 2003, primarily attributable to the modification of stock option agreements of certain terminated employees. No such charges were recorded in the year ended July 31, 2002.

Restructuring, Severance, and Impairment Charges.    Impairment charges of $3.2 million and $1.5 million were recorded by IDT Telecom during the years ended July 31, 2002 and 2003, respectively, resulting primarily from the write down of certain decommissioned European telecommunications switch equipment, and the write-off of a discontinued Indefeasible Right of Use, respectively.

Income from Operations.    IDT Telecom recorded income from operations of $30.8 million in the year ended July 31, 2002, compared to income from operations of $63.4 million in the year ended July 31, 2003. The increase in income from operations resulted primarily from the revenue growth in both the Retail Telecommunications Services and Wholesale Telecommunications Services segments and a focus on controlling selling, general and administrative expenses.

IDT Solutions Segment

We acquired the assets currently held by Winstar on December 19, 2001. Accordingly, the results of operations for our IDT Solutions segment, which operates through Winstar, for the year ended July 31, 2002, reflect only the results of operations during such period that we owned and operated Winstar.

Revenues.    Revenues from IDT Solutions increased 10.1%, from $79.6 million in the year ended July 31, 2002 to $87.6 million in the year ended July 31, 2003. The increase in revenues is due to the fact that the Winstar assets were acquired in December 2001, and therefore generated revenues for only a portion of the year ended July 31, 2002. Since the acquisition of the Winstar assets in December 2001, we have significantly restructured and downsized the acquired business, including the discontinuation of certain product lines and the exiting from certain geographic locations.

Direct Cost of Revenues.    Direct cost of revenues consist primarily of two components, connectivity for the network backbone and lease payments for the network of provision-ready buildings. Direct cost of revenues for IDT Solutions decreased 2.2%, from $95.7 million in the year ended July 31, 2002 to $93.6 million in the year ended July 31, 2003. The decrease in direct cost of revenues is due to the restructuring and downsizing efforts discussed above.

Selling, General and Administrative.    Selling, general and administrative expenses of IDT Solutions decreased 10.0%, from $71.9 million in the year ended July 31, 2002 to $64.7 million in the year ended July 31, 2003. The decrease is primarily due to the significant cost saving measures undertaken by IDT subsequent to the acquisition of the Winstar assets, which included a significant reduction in number of employees. The main component of selling, general and administrative expenses for the year ended July 31, 2003 was employee compensation and benefits, accounting for $46.2 million, or about 71.4% of total selling, general and administrative expenses. Since the acquisition of the Winstar assets in December 2001, the number of employees of Winstar has been reduced from approximately 750 to approximately 477 as of July 31, 2003. As a percentage of IDT Solutions revenues, selling, general and administrative expenses were 90.3% in the year ended July 31, 2002 compared to 73.9% in the year ended July 31, 2003.

Depreciation and Amortization.    Depreciation and amortization expense increased 101.5%, from $6.7 million in the year ended July 31, 2002 to $13.5 million in the year ended July 31, 2003. The increase is due primarily to the fact that the Winstar assets were acquired in December 2001, and therefore depreciation on such assets was only recorded by IDT for a portion of the year ended July 31, 2002. As a percentage of IDT Solutions revenues, depreciation and amortization was 8.4% in the year ended July 31, 2002 compared to 15.4% in the year ended July 31, 2003.

Non-cash Compensation.    IDT Solutions recorded non-cash compensation of $1.9 million in the year ended July 31, 2002 as as result of modifications to stock option agreements of certain terminated employees. No such charges were recorded during the year ended July 31, 2003.

Restructuring, Severance and Impairment Charges.    IDT solutions recorded a $4.5 million impairment charge in the year ended July 31, 2003 to write-down the carrying value of certain equipment. No such charges were recorded during the year ended July 31, 2002.

Loss from Operations.    IDT Solutions’ loss from operations in the year ended July 31, 2002 was $96.6 million, compared to $88.8 million in the year ended July 31, 2003. The decrease in loss from operations is due to the growth in revenues, the significant cost saving measures undertaken by IDT subsequent to the acquisition of the Winstar assets, which included the downsizing of the Winstar network and a significant reduction in number of employees, offset by an asset impairment charge as described above.

IDT Internet Telephony Segment

Revenues.    Net2Phone’s revenues are primarily derived from per-minute charges billed to its customers on a prepaid basis and from the sale of Internet telephony equipment and services to resellers and other carriers. Revenues increased 12.4% from $71.9 million for the year ended July 31, 2002 to $80.8 million for the year ended July 31, 2003. The increase in revenues is primarily attributable to Net2Phone being consolidated for only part of Fiscal 2002 compared to the full year for Fiscal 2003. This increase in revenues was offset by a reduction in revenues resulting from Net2Phone’s determination, in the second quarter of Fiscal 2003, to de-emphasize relatively low-margin services, such as disposable calling cards, in favor of building up activities to generate revenues in relatively high-margin services, such as international communications services. Net2Phone’s revenues also declined as a result of the restructurings announced during Fiscal 2002 and October 2002.

Direct Cost of Revenues.    Net2Phone’s direct cost of revenues consists primarily of connectivity costs associated with carrying customer traffic on its network, wholesale costs of Internet telephony devices, ad serving costs and e-mail box hosting fees. It also includes the cost of purchasing, storing and shipping Internet telephony equipment. Total direct cost of revenues, increased 41.7% from $29.5 million in the year ended July 31, 2002 to $41.8 million in the year ended July 31, 2003. The increase in direct cost of revenues is primarily attributable to Net2Phone being consolidated for only part of Fiscal 2002 compared to a full year of operations in Fiscal 2003. Offsetting the increase in direct costs are the decreases attributable to lower revenue and one-time connectivity reserve reversals, which are no longer necessary due to service disconnections. Net2Phone has also realized cost savings from a more efficiently structured and utilized network and from more aggressively priced termination contracts. As a percentage of total Internet Telephony revenues, total direct costs was 41.0% in the year ended July 31, 2002 compared to 51.7% in the year ended July 31, 2003, primarily due to the remaining fixed network backbone infrastructure costs still required to service a reduced revenue base.

Selling, General and Administrative.    Selling, general and administrative expenses consist of employee salaries and benefits, the expenses associated with acquiring customers, including commissions paid to sales partners, advertising costs, referral fees and amounts paid to strategic partners in connection with revenue-sharing arrangements, and the costs of insurance, legal services, rent, utilities, consulting and other items. Selling, general and administrative expenses decreased 35.3% from $82.8 million in the year ended July 31, 2002 to $53.6 million in the year ended July 31, 2003. The decrease is due primarily to continuing cost management initiatives and elimination of certain expenses directly related to the restructurings of Net2Phone’s operations that were announced during Fiscal 2002 and October 2002. As a percentage of total Internet Telephony revenues, selling, general and administrative expenses were 115.2% in the year ended July 31, 2002 compared to 66.3% in the year ended July 31, 2003. Going forward, Net2Phone expects to incur significant selling, general and administrative expenses as it continues to fund the growth of its cable telephony business.

Depreciation and Amortization.    Depreciation and amortization expense decreased 38.5% from $17.9 million in the year ended July 31, 2002 to $11.0 million in the year ended July 31, 2003. The decrease is due to the lower asset base as a result of the impairment charge for long-lived assets recognized during the year ended July 31, 2002 and to the lower demand for capital spending during Fiscal 2003, which came from more efficient utilization of existing assets. As a percentage of total Internet Telephony revenues, depreciation and amortization expense was 25.0% in the year ended July 31, 2002 compared to 13.6% in the year ended July 31, 2003.

Settlement by Net2Phone of Litigation.    Gain on settlement by Net2Phone of litigation was $58.0 million in the year ended July 31, 2003. On March 19, 2002 Net2Phone and its ADIR Technologies, Inc. subsidiary filed suit in the United States District Court for the District of New Jersey against Cisco Systems, Inc. and a Cisco executive who had been a member of ADIR’s board of directors. The suit arose out of the relationships that had been created in connection with Cisco’s and Net2Phone’s original investments in ADIR and out of ADIR’s subsequent purchase of NetSpeak, Inc. in August 2001. The parties settled the suit and all related claims against Cisco and the Cisco executive in exchange for: (i) the transfer, during the first quarter of Fiscal 2003, to Net2Phone of Cisco’s and Softbank Asia Infrastructure Fund’s respective 11.5% and 7.0% interests in ADIR, and (ii) the payment by Cisco, during such quarter, of $19.5 million to Net2Phone and ADIR. As a result of this settlement, Net2Phone recognized during the quarter ended October 31, 2002, a gain of $58.4 million consisting of (i) a $38.9 million reduction in Net2Phone’s minority interests in ADIR as a result of the transfer of the ADIR shares and (ii) the receipt of settlement proceeds of $19.5 million. During the second quarter of Fiscal 2003, Net2Phone recorded $0.4 million in executive compensation expense directly related to the Cisco settlement.

Non-cash Compensation.    Non-cash compensation was $14.5 million in the year ended July 31, 2002 compared to $15.3 million in the year ended July 31, 2003. For the year ended July 31, 2003, Net2Phone’s non-cash compensation primarily resulted from a charge of $4.9 million relating to repriced options which are subject to variable accounting treatment and therefore must be marked-to-market each quarter, and a charge of $6.7 million for the amortization of the discount of ADIR shares sold to Net2Phone and ADIR employees in the year ended July 31, 2001. For the year ended July 31, 2002, Net2Phone’s non-cash compensation primarily resulted from employee stock options granted at below market value by Net2Phone.

Restructuring, Severance and Impairment Charges.    Restructuring, severance and impairment charges were $143.2 million in the year ended July 31, 2002 compared to $7.4 million in the year ended July 31, 2003. The following table summarizes the charges included in restructuring, severance and impairment charges (in thousands):

	Year ended July 31,
	2003	2002
Workforce reductions	$4,115	$13,882
Exit and other costs	3,970	16,976
Separation agreements of former CEO, CFO and COO	2,877	12,623
Impairment charges	1,550	99,710
Loss on assets held for sale	265	—
Reserve adjustments	(5,415)	—

Total	$7,362	$143,191

Workforce Reductions

On October 24, 2002, Net2Phone announced that it was reducing its staff by approximately 20%, or 55 employees. This staff reduction was primarily focused on consolidating Net2Phone’s development and support organizations and scaling back development activities that were not critical to revenue generating business lines. Net2Phone had an additional workforce reduction of eight employees in the fourth quarter of Fiscal 2003. Of the $4.1 million of severance related charges incurred in Fiscal 2003, approximately $4.0 million was the result of these two staff reduction initiatives.

In November 2001, Net2Phone announced plans to restructure its operations, which included the elimination of various lines of development business related to Voice Hosting products and specific Enterprise products, relocation of certain facilities, and a reduction in workforce of approximately 270 employees. As as result of this restructuring, there was a charge of $6.2 million recorded in Fiscal 2002 related to the workforce reduction. All 270 employees were terminated in November 2001 when the plan was announced.

In February 2002, ADIR announced a reduction in workforce of approximately 60 employees. ADIR reduced its workforce since much of its business plans and activities focused on developing software for Cisco and an impasse was reached with Cisco refusing to honor commitments provided to Net2Phone during ADIR’s formation. ADIR recorded a charge of approximately $1.3 million in Fiscal 2002 related to the terminated employees.

Also in February 2002, Net2Phone announced plans to reduce its workforce by approximately 85 employees or 28%. Net2Phone underwent a significant restructuring process, identifying business lines that required lower capital expenditures and provided a greater return on investment with higher margins. As such, Net2Phone significantly reduced its workforce and scaled back certain unprofitable businesses, including its disposable calling card business and wholesale termination business. By reducing its workforce and eliminating some associated allocated costs, Net2Phone was able to retain the profitable calling cards and terminating routes. Net2Phone recorded a severance charge of approximately $3.5 million in Fiscal 2002 relating to the workforce reduction.

In April 2002, Net2Phone communicated plans to further reduce its workforce by 20 employees. Net2Phone scaled back its technical development team, which had been working on projects related to the restructured businesses. Net2Phone recorded severance of approximately $0.9 million in Fiscal 2002 related to this additional workforce reduction.

As a result of unresolved negotiations with Cisco, ADIR announced an additional reduction of workforce of 30 employees in May 2002, which resulted in severance charges of $2.0 million in Fiscal 2002.

Exit and Other Costs

During Fiscal 2003, Net2Phone incurred exit and other costs of approximately $4.0 million. These included $1.9 million for the write off of fixed assets that Net2Phone was unable to deploy in its network; $1.6 million relating to lease termination costs on various leases, including ADIR’s Boca Raton lease, which was ultimately terminated on May 8, 2003; and $0.5 million relating to the sale of its web-based banner advertising business in Fiscal 2002.

As a result of the Fiscal 2002 restructurings, Net2Phone eliminated various equipment and network build-outs, and incurred costs to exit connectivity agreements. These exit activities resulted in total costs of approximately $7.9 million. The restructurings also led to the reduction of operations at various Net2Phone and ADIR locations. As a result, Net2Phone and ADIR incurred lease related exit costs, which totaled approximately $6.3 million. Also in Fiscal 2002, Net2Phone exited its web-based banner advertising business by selling its assets and the assets of Mail.com to the management group of this division. As a result of the transaction, Net2Phone incurred a $1.8 million loss and retained a 10 percent equity interest in the entity formed to acquire the business. Partially offsetting these Fiscal 2002 exit costs was a favorable mark-to-market adjustment relating to the Aplio settlement obligations.

Also, in Fiscal 2002, Net2Phone recorded $1.6 million of legal and other expenses related to the ADIR settlement.

Separation Agreements of Former CEO, CFO and COO

In October 2001, Howard Balter resigned as Net2Phone’s Chief Executive Officer. Pursuant to an agreement between Mr. Balter and Net2Phone, Mr. Balter waived various rights under his employment agreement, entered into a 30-month restrictive non-compete covenant and agreed to provide consulting services for a 15 month period, all in exchange for settlement of various loans from Net2Phone and the guarantee of continued benefits for a similar period. In addition, Mr. Balter’s options were repriced at the conclusion of the first three months of the consultancy period. Mr. Balter waived all rights to assert any claims against Net2Phone and ADIR relating to his employment agreement with Net2Phone. The aggregate principal amount of Mr. Balter’s borrowings from Net2Phone and ADIR was $4.4 million. In addition, Net2Phone had guaranteed the repayment of a bank loan to Mr. Balter in the principal sum of $5.0 million. Net2Phone repaid the bank loan and forgave $2.0 million of the other indebtedness after the completion of the first three months of his consulting period and agreed to forgive the balance after the completion of the entire consulting period. As a result of this agreement, there were charges of $9.5 million in Fiscal 2002. The charge primarily consists of $3.9 million for the repricing of options, $5.4 million of loan forgiveness, and approximately $0.2 million of amortization of the non-compete covenant which was valued at $0.8 million. During Fiscal 2003, an additional $1.9 million was recorded relating to Mr. Balter’s separation agreement. There will be future charges of approximately $0.2 million relating to this separation agreement.

In January 2002, Ilan Slasky tendered his resignation as Net2Phone’s Chief Financial Officer. Mr. Slasky’s resignation became effective upon his successor’s assumption of the responsibility in March 2002. Pursuant to an agreement between Mr. Slasky and Net2Phone, Mr. Slasky waived all of his rights under his employment agreement, entered into a 2 year restrictive non-compete covenant and agreed to provide consulting services for a 4 year period, all in exchange for settlement of various loans with Net2Phone and the guarantee of continued benefits for a similar period. In addition, Mr. Slasky’s options were repriced on January 31, 2002. Of the 300,000 options repriced at this time, 232,000 were exercised immediately. The remaining 68,000 options were exercised during the second quarter of Fiscal 2003. The aggregate principal sum of Mr. Slasky’s borrowings from Net2Phone was $1.5 million. Net2Phone agreed to forgive these borrowings in four equal installments upon the completion of each of the four years of his consulting arrangement. Net2Phone recorded charges of $2.7 million for Fiscal 2002 and $0.6 million for Fiscal 2003, and will record future charges of $1.2 million, relating to Mr. Slasky’s separation agreements.

In April 2003, Norman Klugman, Net2Phone’s Chief Operating Officer, announced his intention to resign and terminated his employment with Net2Phone in July 2003. During Fiscal 2003, Net2Phone recorded a $0.8 million charge related to a severance agreement reached with Mr. Klugman. Mr. Klugman waived all of his rights under his employment agreement.

Impairment Charges

During Fiscal 2003, Net2Phone recognized $0.9 million of net impairment charges related to the elimination of various equipment and network build-outs, $0.4 million of impairment charges to capitalized software related to the de-emphasis of its carrier services business and $0.2 million of charges relating to the write-off of acquired software and equipment due to vendor bankruptcies.

An impairment charge of $83.9 million was recognized during the third quarter of Fiscal 2002 when it was determined that the future undiscounted cash flows of Net2Phone’s long-lived assets were estimated to be insufficient to recover their related carrying values. As such, the carrying values of these assets were written down to their estimated fair value, estimated using the present value of expected future cash flows.

Additionally, during the third quarter of Fiscal 2002, as a result of the significant reduction in ADIR’s workforce, the goodwill for ADIR’s software sales reporting unit was tested for impairment and, as a result, a goodwill impairment loss of $11.6 million was recognized. The fair value used to measure the impairment was estimated using the present value of expected future cash flows.

Also during the third quarter of Fiscal 2002, as a result of the plan to restructure its operations and eliminate various lines of development, an impairment review of Net2Phone’s long-lived assets and identifiable intangible assets was conducted as of April 30, 2002, in accordance with SFAS No. 121. As a result of this analysis, Net2Phone recorded impairment charges of approximately $2.0 million related to customer lists, $0.5 million related to technology and $1.7 million related to developed product technology assets. The impairment charge was calculated as the amount by which the carrying amount of the assets exceeded their fair values, estimated using the present value of expected future cash flows.

Loss on Assets Held For Sale

Net2Phone purchased equipment early in Fiscal 2002 that it expected would eventually be deployed in its network. However, during Fiscal 2003, Net2Phone determined that it would not deploy this equipment and has, therefore, engaged in a plan to sell these assets in the secondary equipment market. Upon the determination that it would sell these assets, Net2Phone reviewed their carrying values and determined that a write down to their net realizable value was required. Accordingly, Net2Phone took a charge of approximately $0.3 million during the fourth quarter of Fiscal 2003 that reflected this write down. Net2Phone expects to sell the remaining $0.3 million of these assets during Fiscal 2004.

Reserve Adjustments

During Fiscal 2003, Net2Phone recorded reserve adjustments of $(5.4) million. During the first quarter of Fiscal 2003, Net2Phone reversed $2.1 million of previously recognized charges as a result of a preliminary settlement agreement with vendors regarding cancellation charges. In the first and second quarters of Fiscal 2003, Net2Phone reversed a total of $0.5 million of previously recognized severance expense as a result of the subsequent retention of several individuals whose employment had been terminated. During the fourth quarter of Fiscal 2003, Net2Phone reversed $1.9 million in reserves based on final contract settlement with one of its media partners. Additionally, Net2Phone reversed $0.9 million in reserves related to the termination of ADIR’s Boca Raton office lease.

Income (Loss) from Operations.    Net2Phone’s loss from operations was $216.0 million in the year ended July 31, 2002 compared to $9.7 million of income from operations during the year ended July 31, 2003, primarily as a result of the lower restructuring, severance and impairment charges incurred in Fiscal 2003, the gain on the settlement of litigation recorded in Fiscal 2003, and the lower selling, general and administrative expenses, as discussed above. Included in Net2Phone’s income from operations for the year ended July 31, 2003 were restructuring, severance and impairment charges of $7.3 million and a $58.0 million gain from the settlement by Net2Phone of litigation. Included in Net2Phone’s loss from operations for the year ended July 31, 2002 were restructuring, severance and impairment charges of $143.2 million.

IDT Media Segment

On May 22, 2003, IDT Media’s Digital Production Solutions (DPS) unit (which operates IDT Media’s animation business line) acquired a controlling interest in Film Roman, Inc., an independent animation company, through the purchase of newly-issued shares of Film Roman common stock. From May 22, 2003 through July 31, 2003, our results from operations include the consolidation of Film Roman, for the period that we owned a controlling interest in Film Roman. Accordingly, IDT recorded Film Roman’s results of operations attributable to the remaining shareholders of Film Roman in the minority interest line of the Fiscal 2003 consolidated statements of operations.

Revenues.    Revenues from the IDT Media segment increased 29.6%, from $21.3 million in the year ended July 31, 2002 to $27.6 million in the year ended July 31, 2003. In Fiscal 2002, IDT Media gradually exited its DSL business. Currently, IDT Media’s revenues are primarily comprised of revenues from CTM, DPS and Film Roman. The increase in revenues is primarily due to the consolidation of Film Roman for the period May 22, 2003 through July 31, 2003, which represented $4.2 million of the increase.

Direct Cost of Revenues.    Direct cost of revenues increased from $2.4 million in the year ended July 31, 2002 to $7.6 million in the year ended July 31, 2003. As a percentage of IDT Media’s revenues, direct cost of revenues increased from 11.1% in the year ended July 31, 2002 to 27.5% in the year ended July 31, 2003. The increase is primarily due to the consolidation of Film Roman, which represented $3.8 million of the increase.

Selling, General and Administrative.    Selling, general and administrative expenses decreased 28.0%, from $37.6 million in the year ended July 31, 2002 to $27.1 million in the year ended July 31, 2003. The decrease in selling, general, and administrative expenses reflect the exit from the DSL Internet access business and from the video-streaming business, as well as the general refocusing of the portfolio of businesses towards media related businesses. Partially offsetting the general reduction in selling, general and administrative expenses were expenses incurred with the startup of a newly created call center business, and expenses resulting from the consolidation of Film Roman.

Depreciation and Amortization.    Depreciation and amortization expense was $2.3 million in the year ended July 31, 2002, versus $1.9 million in the year ended July 31, 2003. This decrease is due to the reduced fixed asset base resulting from the sale of our former DSL business. As a percentage of IDT Media’s revenues, depreciation and amortization expense fell from 10.6% in the year ended July 31, 2002 to 6.9% in the year ended July 31, 2003.

Restructuring, Severance and Impairment Charges.    We recorded impairment charges of $111.1 million in the year ended July 31, 2002. Impairment charges included charges of $110.4 million relating to the write down of the value of our Tycom undersea fiber asset, reflecting the significant erosion of the market value of undersea fiber. We also recorded impairment charges of $0.7 million, reflecting the write-down of certain discontinued wireless-related equipment. No such impairment charges were recorded during the year ended July 31, 2003.

Loss from Operations.    Loss from operations in the year ended July 31, 2002 was $132.0 million compared to a loss from operations of $9.1 million in the year ended July 31, 2003, reflecting primarily the lower level of selling, general and administrative expenses resulting from stricter management controls over operating expenses, as well as the refocusing of the segment’s business portfolio towards media related businesses.

Corporate

Our Corporate costs consist of corporate services, such as treasury management costs, corporate governance costs, public relations, corporate executive management and legal costs, corporate insurance, and other general corporate expenses, as well as depreciation expense on corporate assets. Such corporate services are shared generally by our other operating segments, and are not allocable to any specific segment. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

Selling, General and Administrative.    We incurred $24.1 million in corporate selling, general and administrative expenses in the year ended July 31, 2002, compared to $32.9 million incurred in the year ended July 31, 2003. The increase is due largely to increased costs of litigation against Telefonica and Terra Networks, S.A. As a percentage of our total consolidated revenues, corporate selling, general and administrative expenses were 1.6% in the year ended July 31, 2002, compared to 1.8% in the year ended July 31, 2003.

Depreciation and Amortization.    Depreciation expense decreased from $2.4 million for the year ended July 31, 2002 to $1.7 million for the year ended July 31, 2003.

Non-cash Compensation.    Non-cash compensation charges were $14.2 million in the year ended July 31, 2003. On April 25, 2003, all then outstanding options exercisable for shares of our common stock (which were exercisable for an aggregate of 1.9 million shares) were amended to instead be exercisable for an equal number of shares of our Class B common stock. Because these options were originally recorded under APB No. 25, a new measurement date was triggered and the options were required to be accounted for under the intrinsic value method of accounting. Accordingly, we recorded a non-cash compensation charge for the year ended July 31, 2003 of $13.6 million for the modification of the options. In addition, we recorded $0.5 million of non-cash compensation attributable to shares of Class B common stock and stock options that we issued to outside consultants for past services rendered. No such noncash compensation charges were recorded in the year ended July 31, 2002.

Loss from Operations.    Loss from operations was $26.5 million in the year ended July 31, 2002, compared to $48.8 million in the year ended July 31, 2003, as a result of the higher selling, general and administrative expenses and non-cash compensation noted above.

Year Ended July 31, 2002 Compared to Year Ended July 31, 2001

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, certain adjustments are properly not reflected in the operating business segments discussions, but are only reflected in our Consolidated discussion.

Consolidated

Revenues.    Our revenues increased 28.7%, from $1,230.9 million in the year ended July 31, 2001 to $1,583.8 million in the year ended July 31, 2002. Excluding revenues from our IDT Solutions segment, which was acquired in December 2001 and our Internet Telephony segment which we reconsolidated effective October 23, 2001, our revenues increased 16.4%, to $1,432.3 million in the year ended July 31, 2002. The increase in our consolidated revenues (excluding our IDT Solutions and our Internet Telephony segments) is due mainly to a 17.1% increase in IDT Telecom’s revenues. The growth in IDT Telecom’s revenues primarily resulted from a 68.6% growth in minutes of use (excluding minutes related to our consumer phone services business, which are not carried through our own network) from 7.0 billion in the year ended July 31, 2001 to 11.8 billion in the year ended July 31, 2002.

Direct Cost of Revenues.    Direct cost of revenues increased by 13.9%, from $1,066.8 million in the year ended July 31, 2001 to $1,214.8 million in the year ended July 31, 2002. Excluding direct cost of revenues from our IDT Solutions and Internet Telephony segments, direct cost of revenues increased 2.1% to $1,090.0 million in the year ended July 31, 2002. As a percentage of total revenues, direct costs decreased from 86.7% in the year ended July 31, 2001 to 76.7% in the year ended July 31, 2002 (76.1% excluding our IDT Solutions and Internet Telephony segments). The increase in absolute dollar terms is due primarily to the significant growth in our telecommunications minutes of use. The decline in direct costs as a percentage of revenues is due to decreases in termination and other direct costs, as measured on a per minute basis, which outweighed the decline in average revenue per minute.

Selling, General and Administrative.    Selling, general and administrative expenses increased 35.2%, from $334.0 million in the year ended July 31, 2001 to $451.5 million in the year ended July 31, 2002. Excluding selling, general and administrative expenses from our IDT Solutions and Internet Telephony segments, selling, general and administrative expenses decreased 11.1% to $296.8 million in the year ended July 31, 2002. As a percentage of total revenues, selling, general and administrative expenses increased from 27.1% in the year ended July 31, 2001 to 28.5% in the year ended July 31, 2002 (and decreased to 19.7% excluding our IDT Solutions and Internet Telephony segments). The decline in selling, general and administrative expenses, in both absolute dollar terms and as a percentage of revenues, (excluding our IDT Solutions and Internet Telephony segments) was due to the absence in the year ended July 31, 2002 of several items recorded during the year ended July 31, 2001, including (i) $6.0 million in costs relating to the discontinuation of IDT Wireless, (ii) $12.5 million in expenses related to management incentive compensation arising from the completion of the sale of our shares of Net2Phone Class A common stock to AT&T, (iii) $26.4 million in non-cash expenses incurred in relation to the establishment of a corporate charitable foundation, which was funded with our Class B common stock, and (iv) $6.5 million in executive severance and other expenses incurred in connection with our organizational restructuring.

Depreciation and Amortization.    Depreciation and amortization expense increased 39.1%, from $60.4 million in the year ended July 31, 2001 to $84.0 million in the year ended July 31, 2002. Excluding depreciation and amortization expense from our IDT Solutions and Internet Telephony segments, depreciation and amortization expense decreased 1.8%, to $59.3 million in the year ended July 31, 2002. As a percentage of revenues, depreciation and amortization expense increased from 4.9% in the year ended July 31, 2001 to 5.3% in the year ended July 31, 2002 (and decreased to 4.1% excluding our IDT Solutions and Internet Telephony segments). Excluding our IDT Solutions and Internet Telephony segments, depreciation and amortization expense decreased primarily because we no longer amortize goodwill as a result of our adoption, as of August 1, 2001, of SFAS No. 142. Partially offsetting the decrease in amortization expense is the increase in depreciation expense as a result of our higher fixed asset base during the year ended July 31, 2002, reflecting the expansion of our telecommunications network infrastructure and facilities. Depreciation and amortization expense also declined as a percentage of revenues, due to the adoption of SFAS No. 142, as well as the increase in revenues in the year ended July 31, 2002.

Non-cash Compensation.    Our IDT Solutions and Internet Telephony segments recorded non-cash compensation of $1.9 million and $14.5 million, respectively, in the year ended July 31, 2002. Refer to the respective segment sections for a discussion. Corporate recorded non-cash compensation of $3.1 million in the year ended July 31, 2001, due to the modification of stock option agreements of certain terminated corporate employees.

Restructuring, Severance and Impairment Charges.    We recorded restructuring, severance and impairment charges of $257.5 million during the year ended July 31, 2002, compared to restructuring, severance and impairment charges of $199.4 million recorded during the year ended July 31, 2001. Impairment charges included charges of $110.4 million and $193.4 million during the years ended July 31, 2002 and 2001, respectively, relating to the write down of the value of our Tycom undersea fiber asset, reflecting the significant erosion of the market value of undersea fiber. During the year ended July 31, 2002, we recorded an impairment charge of $3.9 million relating to the write-down of certain decommissioned European telecommunications switch equipment and certain discontinued wireless-related equipment. During the year ended July 31, 2001, impairment charges of $6.0 million were recorded to write down certain equipment previously used to provide dial-up Internet access services. In addition, for the year ended July 31, 2002, restructuring, severance and impairment charges of $143.2 million were recorded by our Internet Telephony segment. Refer to the respective section of the Internet Telephony segment for a full discussion.

Loss from Operations.    Our loss from operations was $440.3 million in the year ended July 31, 2002 compared to a loss from operations of $432.7 million in the year ended July 31, 2001. Excluding our IDT Solutions and Internet Telephony segments, our loss from operations was $127.7 million in the year ended July 31, 2002. The reduction in our loss from operations, excluding our IDT Solutions and Internet Telephony segments, was due to IDT Telecom’s increased revenues and gross margins, the decrease in overall selling, general and administrative expenses as well as lower restructuring, severance and impairment charges in the year ended July 31, 2002 compared to the year ended July 31, 2001.

Interest.    Net interest income was $52.8 million in the year ended July 31, 2001, compared to net interest income of $24.2 million in the year ended July 31, 2002. The reduction in net interest income was due primarily to lower rates of return earned by our invested cash, cash equivalents, and marketable securities, reflecting the significant drop in market interest rates during the year ended July 31, 2002.

Other Income (Expense).    Other income (expense) amounted to an expense of $16.0 million in the year ended July 31, 2002, compared to income of $1,127.4 million in the year ended July 31, 2001. Included in other income (expense) in the year ended July 31, 2002 were $2.2 million of losses associated with recording our pro-rata share of Net2Phone and other affiliates’ net loss, through the equity method, a charge of $5.3 million related to an obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T, and net losses from a variety of other investments totaling $8.5 million.

Included in other income (expense) in the year ended July 31, 2001 is a realized gain of $1,037.7 million on our sale of 14.9 million shares of Net2Phone Class A common stock to AT&T and $313.5 million in gains related to the settlement of our lawsuit with TyCom. Partially offsetting this income was a recognized loss of $129.2 million related primarily to the sale of some of our Terra Networks, S.A. shares, as well as other losses, including losses of approximately $58.8 million, $14.6 million and $1.7 million associated with recording our pro-rata share of Net2Phone, Teligent and other affiliates losses, respectively, through the equity method of accounting and net losses from a variety of other investments totaling $19.5 million.

Minority Interests.    Minority interests were $151.4 million of income and $5.7 million of expense for the years ended July 31, 2002 and 2001, respectively. The $157.1 million increase in minority interest income was primarily due to the significant minority interest in Net2Phone, which we reconsolidated effective October 23, 2001. As of July 31, 2002, IDT owned approximately 19.2% of Net2Phone’s equity (through NTOP Holdings). Accordingly, we reversed in minority interests the 80.8% of Net2Phone’s net loss attributable to the remaining shareholders of Net2Phone.

Income Taxes.    We recorded income tax expense of $209.4 million in the year ended July 31, 2001, compared to an income tax benefit of $124.3 million in the year ended July 31, 2002.

Cumulative Effect of Accounting Change.    In accordance with our adoption of SFAS No. 142, as of August 1, 2001, we performed the required impairment tests of goodwill and recorded an impairment charge of $147.0 million, net of income taxes of $3.5 million, for the year ended July 31, 2002. The impairment charge was recorded as a cumulative effect adjustment of a change in accounting principle. No such charges were recorded during the year ended July 31, 2001.

Net Income (Loss).    Our consolidated net income was $532.4 million in the year ended July 31, 2001 compared to a consolidated net loss of $303.3 million in the year ended July 31, 2002, after the cumulative effect adjustment of a change in accounting principle detailed above. The recording of net income, versus a net loss in the year ended July 31, 2002, was a result of the combined factors for each of the segments discussed below, as well as those items detailed above.

IDT Telecom—Retail Telecommunications Services and Wholesale Telecommunications Services Segments

Revenues.    IDT Telecom’s revenues increased 17.1%, from $1,204.5 million in the year ended July 31, 2001 to $1,410.9 million in the year ended July 31, 2002.

IDT Telecom’s revenues increased primarily as a result of a 68.6% growth in minutes of use (excluding minutes related to our consumer phone services business, which are not carried through our own network) from 7.0 billion in the year ended July 31, 2001 to 11.8 billion in the year ended July 31, 2002. IDT Telecom experienced growth of minutes of use in both its Retail Telecommunications Services and Wholesale Telecommunications Services segments, in both the U.S. and international operations. IDT Telecom’s minutes of use grew at a faster rate than did its revenues, reflecting a decline in its average revenue per minute from $0.145 in the year ended July 31, 2001 to $0.109 in the year ended July 31, 2002. The decrease in IDT Telecom average revenue-per-minute is due to a number of factors, including (i) continued pricing pressure in both retail and wholesale markets, (ii) lower costs for terminating traffic, which allowed IDT Telecom, in turn, to lower its prices to maintain/capture market share, and (iii) a continued shift in mix towards retail calling card revenues. IDT Telecom’s average revenue-per-minute on retail calling cards is generally lower than its average revenue-per-minute in its wholesale carrier business, as lower revenue-per-minute destinations, such as the United States and Mexico, account for a larger proportion of overall minutes in its retail calling card business.

Revenues from IDT Telecom’s Retail Telecommunications Services segment increased 37.4%, from $816.4 million in the year ended July 31, 2001 to $1,121.7 million in the year ended July 31, 2002. This growth was largely the result of a $254.0 million increase in sales of IDT-branded calling cards and a $54.4 million increase in consumer phone services revenues. As a percentage of IDT Telecom’s overall revenue, Retail Telecommunications Services’ revenues increased from 67.8% in the year ended July 31, 2001 to 79.5% in the year ended July 31, 2002. IDT Telecom’s calling card sales increased 33.6%, from $754.9 million in the year ended July 31, 2001 to $1,008.9 million in the year ended July 31, 2002, fueled by the introduction of several new calling cards in the United States, which allowed us to continue to expand our distribution beyond our traditional Northeastern U.S. territory, as well as the continued strong growth of European operations, both in our U.K. market, as well as in other markets such as Spain and the Netherlands. In both the United States and Europe, IDT Telecom continued to take market share from competitors that have scaled back their calling card operations or have left the market entirely. During the year ended July 31, 2002, IDT Telecom launched calling card operations in Argentina. Sales of calling cards in this region during the year ended July 31, 2002 were not material.

Calling card sales as a percentage of IDT Telecom’s Retail Telecommunications Services revenues decreased from 92.5% in the year ended July 31, 2001 to 89.9% in the year ended July 31, 2002, as revenues from consumer phone services grew at a faster rate than did calling card revenues. Revenues from consumer phone services, in which we act as a switchless reseller of another company’s network, experienced significant growth in minutes of use in the year ended July 31, 2002, with revenues increasing 97.1%, from $56.1 million in the year ended July 31, 2001 to $110.5 million in the year ended July 31, 2002. The consumer phone services revenue increase is due to the continued growth of our flat-rate, $0.05 a minute long distance calling plan, which has been driven by increased marketing expenditures, resulting in a significant increase in the number of consumer phone services customers. At July 31, 2001, we had approximately 240,000 active customers for our consumer phone services, compared to approximately 515,000 customers at July 31, 2002.

Revenues from IDT Telecom’s other Retail Telecommunications Services businesses, consisting primarily of call reorigination services, were $5.4 million in the year ended July 31, 2001, versus $2.4 million in the year ended July 31, 2002.

IDT Telecom’s Wholesale Telecommunications Services revenues declined 25.5%, from $388.1 million in the year ended July 31, 2001 to $289.3 million in the year ended July 31, 2002. As a percentage of IDT

Telecom’s total revenues, Wholesale Telecommunications Services revenues decreased from 32.2% in the year ended July 31, 2001 to 20.5% in the year ended July 31, 2002. The decline in revenues occurred despite an increase in wholesale carrier minutes, reflecting a significant decline in the average revenue-per-minute. In recent years, IDT Telecom’s wholesale carrier business has curtailed or ceased completely its sales to financially unstable carriers. During the year ended July 31, 2002, IDT Telecom continued to rebuild its customer base through the addition of new customers and by increasing sales to its larger, more financially stable customers. On a quarterly basis, IDT Telecom’s wholesale carrier revenues have sequentially increased during each of the last three quarters of the year ended July 31, 2002, as the increase in minutes outweighed the decline in per-minute revenues.

Direct Cost of Revenues.    Direct cost of revenues for IDT Telecom increased 3.0%, from $1,055.9 million in the year ended July 31, 2001 to $1,087.2 million in the year ended July 31, 2002, due to the higher revenue and minutes base. As a percentage of total revenues, direct costs declined from 87.7% in the year ended July 31, 2001 to 77.1% in the year ended July 31, 2002. The decrease in direct costs as a percentage of total revenues is attributable to several factors. First, IDT Telecom’s per-minute termination costs decreased at a faster pace than did its per-minute price realizations, resulting in wider margins. In addition, toll-free costs and network-related costs were well-controlled because of continued operating efficiency gains and lower prices from suppliers. Finally, IDT Telecom benefited from a continued shift in revenue mix towards higher-margin Retail Telecommunications Services business lines. As a result of these factors, our average termination cost per minute dropped approximately 15.7%, to $0.089 in the year ended July 31, 2002, from $0.097 in the year ended July 31, 2001.

Direct costs of revenues for Retail Telecommunications Services increased 21.7% from $683.6 million in the year ended July 31, 2001 to $832.2 million during the year ended July 31, 2002. The increase in absolute dollars is attributable to a $130.8 million increase in direct costs for calling cards, a $19.6 million increase in direct costs for consumer phone services, and a $1.7 million decrease in direct costs for call reorigination services. As a percentage of Retail Telecommunications Services revenues, direct costs decreased from 83.7% in the year ended July 31, 2001 to 74.2% in the year ended July 31, 2002. The decrease is attributable to our per-minute termination costs decreasing at a faster pace than our per-minute price realizations, resulting in wider margins. In addition, we were better able to control our toll-free costs and network costs because of continued operating efficiency improvements and lower prices from suppliers.

Direct costs of revenues for Wholesale Telecommunications Services decreased 31.5% from $372.4 million in the year ended July 21, 2001 to $255.0 million in the year ended July 31, 2002. As a percentage of Wholesale Telecommunications Services revenues, direct costs decreased from 96.0% in the year ended July 31, 2001 to 88.1% in the year ended July 31, 2002. The decrease is attributable to the same factors noted above in relation to Retail Telecommunications Services.

Included in direct cost of revenues for the year ended July 31, 2002 is a $4.5 million charge related to the early termination of a long-term bandwidth contract, as we sought to take advantage of the lower bandwidth prices currently available to replace existing, above-market price bandwidth.

Selling, General and Administrative.    Selling, general and administrative expenses from IDT Telecom’s operations increased 16.4%, from $201.9 million in the year ended July 31, 2001 to $235.1 million in the year ended July 31, 2002. The increase in selling, general and administrative expenses for IDT Telecom’s operations is due to several factors, including increased sales and marketing efforts for our Retail Telecommunications Services, such as calling cards and consumer phone services, as well as increased salaries, facilities costs and professional fees related to the expansion of our infrastructure and bases of operation to facilitate our current and anticipated future sales growth. During the year ended July 31, 2002, our number of employees increased 11.6%, from 1,098 at July 31, 2001, to 1,225 at July 31, 2002, resulting in additional payroll and other employee-related costs.

As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses were 16.8% in the year ended July 31, 2001, compared to 16.7% in the year ended July 31, 2002, as the increase in these expenses generally corresponded with the revenue growth we experienced during the year.

Depreciation and Amortization.    IDT Telecom’s depreciation and amortization expense rose 9.0%, from $50.2 million in the year ended July 31, 2001, to $54.7 million in the year ended July 31, 2002, reflecting the continued expansion of our fixed asset base, as we invest to accommodate our current and anticipated future growth, offset by lower amortization expense as a result of our adoption of SFAS No. 142. As a percentage of IDT Telecom’s total revenues, depreciation and amortization expense was 4.2% in the year ended July 31, 2001, versus 3.9% in the year ended July 31, 2002.

Restructuring, Severance and Impairment Charges.    During the year ended July 31, 2002, IDT Telecom recorded impairment charges of $3.2 million relating to the write-down of certain decommissioned European telecommunications switch equipment. No such impairment charges were recorded by IDT Telecom during the year ended July 31, 2001.

Income (Loss) from Operations.    IDT Telecom recorded a loss from operations of $103.6 million in the year ended July 31, 2001 compared to income from operations of $30.8 million in the year ended July 31, 2002. The reversal of the operating loss recorded in the year ended July 31, 2001 resulted primarily from the revenue growth, gross margin expansion and well-controlled selling, general and administrative expenses described above.

IDT Solutions Segment

We acquired the assets currently held by Winstar on December 19, 2001. Accordingly, the results of operations for our IDT Solutions segment, which operates through Winstar, for the year ended July 31, 2002, reflect only the results of operations during such period that we owned and operated Winstar.

Revenues.    Revenues from our IDT Solutions segment were $79.6 million in the year ended July 31, 2002, representing 5.0% of our total revenues. Revenues declined quarter-to-quarter during the last two quarters of the year ended July 31, 2002 as our IDT Solutions segment exited selective geographical markets as well as its wireline resale business.

Direct Cost of Revenues.    Direct cost of revenues for our IDT Solutions segment were $95.7 million in the year ended July 31, 2002. Direct cost of revenues consist primarily of two components, connectivity for the network backbone and lease payments for the network of provision-ready buildings. Network backbone costs totaled $77.3 million, representing 81% of total direct cost of revenues. Direct cost of revenues associated with lease payments for the building network were $18.4 million. Direct cost of revenues trended down significantly, from $42.1 million in the third quarter of the year ended July 31, 2002 to $33.2 million in the fourth quarter of the year ended July 31, 2002 as a result of various cost cutting initiatives undertaken by IDT Solutions, including the grooming of the Winstar network backbone as well as re-negotiation of leases on its network of buildings.

Selling, General and Administrative.    Selling, general and administrative expenses of our IDT Solutions segment were $71.9 million in the year ended July 31, 2002. The main component of selling, general and administrative expenses was employee compensation and benefits, accounting for $40.8 million, or about 57% of total selling, general and administrative expenses. Since the acquisition of the Winstar assets in December 2001, overall number of employees has been reduced from approximately 750 to approximately 470 as of July 31, 2002. Overall, selling, general and administrative expenses fell from $29.6 million in the third quarter of the year ended July 31, 2002 to $24.8 million in the fourth quarter of the year ended July 31, 2002. The overall decrease, in addition to the aforementioned decline in employee count, is due to a reduction of non-network rents, the rejection of various service contracts per the bankruptcy order, and synergies being realized by the IDT Solutions/IDT relationship.

Depreciation and Amortization.    Depreciation and amortization expense was $6.7 million, representing 8.4% of our IDT Solutions segment’s revenues in the year ended July 31, 2002.

Non-cash compensation.    IDT Solutions recorded non-cash compensation of $1.9 million in the year ended July 31, 2002, as a result of the modification of stock option agreements of certain terminated employees.

Loss from Operations.    Our IDT Solution’s loss from operations in the year ended July 31, 2002 was $96.6 million. Losses from operations trended down significantly quarter-over-quarter, declining from a loss of $43.8 million in the third quarter of the year ended July 31, 2002 to a loss of $33.6 million in the fourth quarter of the year ended July 31, 2002. The improvement, as mentioned above, is due in large part to cost savings in direct costs of revenues and in selling, general and administrative expenses.

Internet Telephony Segment

The Internet Telephony business segment reflects the results of Net2Phone, which was reconsolidated effective October 23, 2001. Accordingly, the results of operations for the Internet Telephony segment, which are detailed below, contain only references to the year ended July 31, 2002 and reflect Net2Phone’s results from the period October 23, 2001 through July 31, 2002. We do not make references to the year ended July 31, 2001 because Net2Phone was not consolidated during that period. As of July 31, 2002, our ownership interest in Net2Phone (through NTOP Holdings) was approximately 19.2%. Accordingly, we reversed approximately 80.8% of Net2Phone’s net loss attributable to the remaining shareholders of Net2Phone in the minority interests line of the consolidated statements of operations. Prior to October 23, 2001, we accounted for our investment in Net2Phone under the equity method of accounting and, accordingly, such results were included in the equity in loss of affiliates line of the consolidated statements of operations.

Revenues.    Net2Phone’s revenues are primarily derived from per-minute charges billed to its customers on a prepaid basis and from the sale of Internet telephony equipment and services to resellers and other carriers. Revenues were $71.9 million in the year ended July 31, 2002.

Direct Cost of Revenues.    Net2Phone’s direct cost of revenues consists primarily of connectivity costs associated with carrying customer traffic on its network, wholesale costs of Internet telephony devices, ad serving costs and e-mail box hosting fees. It also includes the cost of purchasing, storing and shipping Internet telephony equipment. Total direct cost of revenues was $29.5 million in the fiscal year ended July 31, 2002. As a percentage of total Internet Telephony revenues, total direct costs was 41.0% in the year ended July 31, 2002.

Selling, General and Administrative.    Selling, general and administrative expenses consist of employee salaries and benefits, the expenses associated with acquiring customers, including commissions paid to sales partners, advertising costs, referral fees and amounts paid to strategic partners in connection with revenue-sharing arrangements, and the costs of insurance, legal services, rent, utilities, consulting and other items. Selling, general and administrative expenses were $82.8 million in the year ended July 31, 2002. As a percentage of total Internet Telephony revenues, these costs were 115.2% in the year ended July 31, 2002.

Depreciation and Amortization.    Depreciation and amortization expense was $17.9 million in the year ended July 31, 2002. As a percentage of total Internet Telephony revenues, depreciation and amortization expense was 24.9% in the year ended July 31, 2002.

Non-cash Compensation.    Non-cash compensation was $14.5 million in the year ended July 31, 2002, primarily resulting from employee stock options granted at below market value by Net2Phone.

Restructuring, Severance and Impairment Charges.    Restructuring, severance and impairment charges were $143.2 million in the year ended July 31, 2002. The following table summarizes the charges included in restructuring, severance and impairment charges in the Fiscal 2002 consolidated statement of operations (in thousands):

Workforce reductions	$13,882
Exit and other costs	16,976
Separation agreements of former CEO and CFO	12,623
Impairment charges	99,710

Total	$143,191

Workforce Reductions

In November 2001, Net2Phone announced plans to restructure its operations, which included the elimination of various lines of development business related to Voice Hosting products and specific Enterprise products, relocation of certain facilities, and a reduction in workforce of approximately 270 employees. As as result of this restructuring, a charge of $6.2 million was recorded in Fiscal 2002 related to the workforce reduction. All 270 employees were terminated in November 2001 when the plan was announced.

In February 2002, ADIR announced a reduction in workforce of approximately 60 employees. ADIR reduced its workforce since much of its business plans and activities focused on developing software for Cisco and an impasse was reached with Cisco refusing to honor commitments provided to Net2Phone during ADIR’s formation. ADIR recorded a charge of approximately $1.3 million in Fiscal 2002 related to the terminated employees.

Also in February 2002, Net2Phone announced plans to reduce its workforce by approximately 85 employees or 28%. Net2Phone underwent a significant restructuring process, identifying business lines that required lower capital expenditures and provided a greater return on investment with higher margins. As such, Net2Phone significantly reduced its workforce and scaled back certain unprofitable businesses, including its disposable calling card business and wholesale termination business. By reducing its workforce and eliminating some associated allocated costs, Net2Phone was able to retain the profitable calling cards and terminating routes. Net2Phone recorded a severance charge of approximately $3.5 million in Fiscal 2002 relating to the workforce reduction.

In April 2002, Net2Phone communicated plans to further reduce its workforce by 20 employees. Net2Phone scaled back its technical development team, which had been working on projects related to the restructured businesses. Net2Phone recorded severance of approximately $0.9 million in Fiscal 2002 related to this additional workforce reduction.

As a result of unresolved negotiations with Cisco, ADIR announced an additional reduction of workforce of 30 employees in May 2002, which resulted in severance charges of $2.0 million in Fiscal 2002.

Exit and Other Costs

During Fiscal 2002, Net2Phone incurred exit and other costs of approximately $0.5 million relating to the sale of its web-based banner advertising business in Fiscal 2002.

As a result of the Fiscal 2002 restructurings, Net2Phone eliminated various equipment and network build-outs, and incurred costs to exit connectivity agreements. These exit activities resulted in total costs of approximately $7.9 million. The restructurings also led to the reduction of operations at various Net2Phone and ADIR locations. As a result, Net2Phone and ADIR incurred lease related exit costs, which totaled approximately

$6.3 million. Also in Fiscal 2002, Net2Phone exited its web-based banner advertising business by selling its assets and the assets of Mail.com to the management group of this division. As a result of the transaction, Net2Phone incurred a $1.8 million loss and retained a 10 percent equity interest in the entity formed to acquire the business. Partially offsetting these Fiscal 2002 exit costs was a favorable mark-to-market adjustment relating to the Aplio settlement obligations.

Also, in Fiscal 2002, Net2Phone recorded $1.6 million of legal and other expenses related to the ADIR settlement.

Separation Agreements of Net2Phone’s Former CEO and CFO

In October 2001, Howard Balter resigned as Net2Phone’s Chief Executive Officer. Pursuant to an agreement between Mr. Balter and Net2Phone, Mr. Balter waived various rights under his employment agreement, entered into a 30-month restrictive non-compete covenant and agreed to provide consulting services for a 15 month period, all in exchange for settlement of various loans from Net2Phone and the guarantee of continued benefits for a similar period. In addition, Mr. Balter’s options were repriced at the conclusion of the first three months of the consultancy period. Mr. Balter waived all rights to assert any claims against Net2Phone and ADIR relating to his employment agreement with Net2Phone. The aggregate principal amount of Mr. Balter’s borrowings from Net2Phone and ADIR was $4.4 million. In addition, Net2Phone had guaranteed the repayment of a bank loan to Mr. Balter in the principal sum of $5.0 million. Net2Phone repaid the bank loan and forgave $2.0 million of the other indebtedness after the completion of the first three months of his consulting period and agreed to forgive the balance after the completion of the entire consulting period. As a result of this agreement, there were charges of $9.5 million in Fiscal 2002. The charge primarily consists of $3.9 million for the repricing of options, $5.4 million of loan forgiveness, and approximately $0.2 million of amortization of the non-compete covenant which was valued at $0.8 million.

In January 2002, Ilan Slasky tendered his resignation as Net2Phone’s Chief Financial Officer. Mr. Slasky’s resignation became effective upon his successor’s assumption of the responsibility in March 2002. Pursuant to an agreement between Mr. Slasky and Net2Phone, Mr. Slasky waived all of his rights under his employment agreement, entered into a 2 year restrictive non-compete covenant and agreed to provide consulting services for a 4 year period, all in exchange for settlement of various loans with Net2Phone and the guarantee of continued benefits for a similar period. In addition, Mr. Slasky’s options were repriced on January 31, 2002. Of the 300,000 options repriced at this time, 232,000 were exercised immediately. The remaining 68,000 options were exercised during the second quarter of Fiscal 2003. The aggregate principal sum of Mr. Slasky’s borrowings from Net2Phone was $1.5 million. Net2Phone agreed to forgive these borrowings in four equal installments upon the completion of each of the four years of his consulting arrangement. Net2Phone recorded charges of $2.7 million for Fiscal 2002 and will record future charges of $1.2 million, relating to Mr. Slasky’s separation agreements.

Impairment Charges

An impairment charge of $83.9 million was recognized during the third quarter of Fiscal 2002 when it was determined that the future undiscounted cash flows of Net2Phone’s long-lived assets were estimated to be insufficient to recover their related carrying values. As such, the carrying values of these assets were written down to their estimated fair value, estimated using the present value of expected future cash flows.

Additionally, during the third quarter of Fiscal 2002, as a result of the significant reduction in ADIR’s workforce, the goodwill for ADIR’s software sales reporting unit was tested for impairment and, as a result, a goodwill impairment loss of $11.6 million was recognized. The fair value used to measure the impairment was estimated using the present value of expected future cash flows.

Also during the third quarter of Fiscal 2002, as a result of the plan to restructure its operations and eliminate various lines of development, an impairment review of Net2Phone’s long-lived assets and identifiable intangible assets was conducted as of April 30, 2002, in accordance with SFAS No. 121. As a result of this analysis,

Net2Phone recorded impairment charges of approximately $2.0 million related to customer lists, $0.5 million related to technology and $1.7 million related to developed product technology assets. The impairment charge was calculated as the amount by which the carrying value of the assets exceeded their fair values, estimated using the present value of their expected future cash flows.

Loss from Operations.    Net2Phone’s loss from operations was $216.0 million in the year ended July 31, 2002. Included in Net2Phone’s loss from operations was $143.2 million of restructuring, severance and impairment charges, as described above.

IDT Media Segment

Revenues.    Revenues from the IDT Media segment decreased 19.3%, from $26.4 million in the year ended July 31, 2001 to $21.3 million in the year ended July 31, 2002. The decrease in IDT Media’s revenues reflects the gradual exit by IDT Media from its unprofitable dial-up Internet and DSL businesses.

Direct Cost of Revenues.    Direct cost of revenues declined 78.2%, from $10.9 million in the year ended July 31, 2001 to $2.4 million in the year ended July 31, 2002. As a percentage of IDT Media’s revenues, these costs declined from 41.2% in the year ended July 31, 2001 to 11.1% in the year ended July 31, 2002. The decline in IDT Media’s direct costs, in both absolute dollar terms and as a percentage of revenues, reflects our exit from the dial-up Internet and DSL businesses, and a general refocusing of IDT Media’s portfolio of businesses. Although this refocusing of IDT Media’s business portfolio entailed a shift from more speculative ventures to more stable, entrepreneurial initiatives in the radio, digital animation, technology and print media businesses.

Selling, General and Administrative.    Selling, general and administrative expenses decreased $36.7 million from $74.3 million in the year ended July 31, 2001 to $37.6 million in the year ended July 31, 2002. The decrease in selling, general, and administrative expenses in IDT Media’s businesses reflects its exit from the dial-up Internet and DSL businesses, as well as the general refocusing of its portfolio of businesses. In addition, during the year ended July 31, 2002, IDT Media implemented stricter management controls over operating expenses. IDT Media’s selling, general and administrative expenses for the year ended July 31, 2001, also included $6.0 million in expenses relating to the discontinuation of IDT Wireless, and expenses of $12.5 million related to management incentive compensation arising from the completion of the sale of our Net2Phone Class A common stock to AT&T.

Depreciation and Amortization.    Depreciation and amortization expense was $7.5 million in the year ended July 31, 2001, versus $2.3 million in the year ended July 31, 2002. This decrease is due to the reduced fixed asset base resulting from our sale or impairment of assets associated with our former dial-up Internet and DSL businesses, as well as due to lower amortization expense as a result of our adoption of SFAS No. 142. As a percentage of IDT Media’s revenues, depreciation and amortization expense fell from 28.4% in the year ended July 31, 2001 to 10.6% in the year ended July 31, 2002.

Restructuring, Severance and Impairment Charges.    We recorded impairment charges of $199.4 million during the year ended July 31, 2001, compared to impairment charges of $111.1 million recorded in the year ended July 31, 2002. Impairment charges included charges of $193.4 million and $110.4 million during the year ended July 31, 2001 and 2002, respectively, relating to the write down of the value of our Tycom undersea fiber asset, reflecting the significant erosion of the market value of undersea fiber. During the year ended July 31, 2002, we also recorded impairment charges of $0.7 million to write-down certain discontinued wireless-related equipment. During the year ended July 31, 2001, impairment charges of $6.0 million were recorded to write down certain equipment previously used to provide dial-up Internet access services.

Loss from Operations.    Loss from operations in the year ended July 31, 2001 was $265.6 million, compared to a loss from operations of $132.0 million in the year ended July 31, 2002, reflecting the implementation of stricter management controls over operating expenses, as well as the refocusing of IDT Media’s business portfolio. IDT Media’s larger loss from operations in the year ended July 31, 2001 compared to the loss from operations in Fiscal 2002 is also due to (i) the larger undersea fiber asset impairment, as detailed above, (ii) the impairment charge of $6.0 million to write down certain equipment previously used to provide dial-up Internet access services, and (iii) the $6.0 million in costs associated with the discontinuation of the IDT Wireless business.

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

Selling, General and Administrative.    We incurred $60.9 million in corporate selling, general and administrative expenses in the year ended July 31, 2001, compared to $24.1 million incurred in the year ended July 31, 2002. As a percentage of our total consolidated revenues, corporate selling, general and administrative expenses were to 5.0% in the year ended July 31, 2001, compared to 1.6% in the year ended July 31, 2002.

Selling, general and administrative expenses in the year ended July 31, 2001 included (i) $26.4 million in non-cash expenses incurred in connection with the establishment of a corporate charitable foundation, which was funded with our Class B common stock, and (ii) $6.5 million in executive severance and other expenses incurred in connection with our organizational restructuring.

Depreciation and Amortization.    Depreciation and Amortization expense decreased from $2.6 million in the year ended July 31, 2001 to $2.4 million in the year ended July 31, 2002.

Non-cash Compensation.    Corporate recorded non-cash compensation of $3.1 million in the year ended July 31, 2001, as a result of modifications of stock option agreements of certain terminated corporate employees.

Loss from Operations.    Loss from operations was $63.5 million in the year ended July 31, 2001, compared to $26.5 million in the year ended July 31, 2002. In the year ended July 31, 2001, selling, general and administrative expenses included (i) $26.4 million in non-cash expenses incurred in connection with the establishment of a corporate charitable foundation, and (ii) $6.5 million in executive severance and other expenses incurred in connection with our organizational restructuring.

Quarterly Results of Operations

The following table sets forth certain quarterly financial data for the eight fiscal quarters ended July 31, 2003. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements and, in the opinion of our management, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

IDT CORPORATION

CONSOLIDATED QUARTERLY STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	July 31, 2003	April 30, 2003	Jan. 31, 2003	Oct. 31, 2002	July 31, 2002	April 30, 2002	Jan. 31, 2002	Oct. 31, 2001
Revenues:
Retail Telecommunications Services	$318,320	$299,865	$308,211	$306,794	$296,171	$285,436	$274,730	$265,337
Wholesale Telecommunications Services	117,296	109,156	95,571	83,450	82,694	73,236	65,907	67,473
IDT Solutions*	21,620	20,766	20,661	24,506	27,334	33,095	19,175	—
Internet Telephony**	17,412	19,585	21,143	22,629	18,904	23,521	26,393	3,039
IDT Media	11,091	5,498	5,181	5,792	5,744	4,159	5,732	5,714

Total revenues	485,739	454,870	450,767	443,171	430,847	419,447	391,937	341,563
Costs and expenses:
Direct cost of revenues (exclusive of items shown below)	373,293	347,117	348,988	340,067	328,044	323,062	296,573	267,121
Selling, general and administrative	104,966	104,967	106,564	105,332	119,690	131,509	129,410	70,868
Depreciation and amortization	24,030	22,349	21,644	21,286	22,040	23,791	22,181	15,904
Settlement by Net2Phone of litigation	—	—	395	(58,429)	—	—	—	—
Non-cash compensation	8,524	16,629	3,227	3,906	605	9,061	6,296	478
Restructuring, severance and impairment charges	4,279	1,707	653	6,673	119,087	114,436	15,287	8,692

Total costs and expenses	515,092	492,769	481,471	418,835	589,466	601,859	469,747	363,063

Income (loss) from operations	(29,353)	(37,899)	(30,704)	24,336	(158,619)	(182,412)	(77,810)	(21,500)
Interest income, net	4,750	6,721	6,865	7,759	6,981	4,531	3,660	9,002
Other income (expense):
Equity in income (loss) of affiliates**	(614)	—	(1,615)	(2,196)	3,586	—	—	(5,812)
Gain on sale of subsidiary stock	—	22,422	—	—	—	—	—	—
Investment and other income (expense), net	38	(10,362)	(3,834)	(1,169)	(3,402)	(4,432)	8,850	(14,500)

Income (loss) before minority interests, income taxes and cumulative effect of accounting change	(25,179)	(19,118)	(29,288)	28,730	(151,454)	(182,313)	(65,570)	(32,810)
Minority interests	3,918	(1,003)	517	(46,467)	4,053	111,487	32,640	3,256
Benefit from income taxes	29,597	10,818	16,312	13,646	69,172	21,233	15,718	18,222

Income (loss) before cumulative effect of accounting change	8,336	(9,303)	(12,459)	(4,091)	(78,229)	(49,593)	(17,212)	(11,332)
Cumulative effect of accounting change, net of income taxes of $3,525	—	—	—	—	—	—	—	(146,983)

Net income (loss)	$8,336	$(9,303)	$(12,459)	$(4,091)	$(78,229)	$(49,593)	$(17,212)	$(158,315)

Earnings per share:
Income (loss) before cumulative effect of accounting change:
Basic	$0.10	$(0.12)	$(0.16)	$(0.05)	$(0.99)	$(0.64)	$(0.23)	$(0.16)

Diluted	$0.10	$(0.12)	$(0.16)	$(0.05)	$(0.99)	$(0.64)	$(0.23)	$(0.16)

Cumulative effect of accounting change, net of income taxes:
Basic	$—	$—	$—	$—	$—	$—	$—	$(2.06)

Diluted	$—	$—	$—	$—	$—	$—	$—	$(2.06)

Net income (loss):
Basic	$0.10	$(0.12)	$(0.16)	$(0.05)	$(0.99)	$(0.64)	$(0.23)	$(2.22)

Diluted	$0.10	$(0.12)	$(0.16)	$(0.05)	$(0.99)	$(0.64)	$(0.23)	$(2.22)

Weighted-average number of shares used in calculation of earnings per share:
Basic	81,278	80,262	79,725	79,436	78,704	76,938	73,382	71,409

Diluted	87,724	80,262	79,725	79,436	78,704	76,938	73,382	71,409

*	Since the acquisition of the Old Winstar assets (through which the IDT Solutions segment operate).
**	Effective October 23, 2001, we reconsolidated our investment in Net2Phone. See note 2 to the consolidated financial statements.

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

As of July 31, 2003, we had cash, cash equivalents, restricted cash and marketable securities of $1.0 billion, which includes $94.1 million held by Net2Phone, and working capital of $760.6 million. We generated cash flow from operating activities of $40.8 million during the year ended July 31, 2003, compared with cash flow used in operating activities of $34.4 million during the year ended July 31, 2002. Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on the timing of operating cash receipts and payments, especially trade accounts receivable and trade accounts payable.

We used $334.9 million in cash to fund investing activities during the year ended July 31, 2003. This compares to net cash flows used in investing activities of $663.2 million during the year ended July 31, 2002. The primary use of cash for investing activities during the year ended July 31, 2003 was for the net purchases of $234.4 million of marketable securities (primarily U.S. Government Agency Obligations). Our capital expenditure investments were approximately $63.2 million in the year ended July 31, 2003, compared to approximately $49.0 million in the year ended July 31, 2002, as we have continued to expand IDT Telecom’s international and domestic telecommunications network infrastructure. The future minimum payments of principal and interest on our capital lease obligations are $30.8 million, $20.9 million, $19.4 million, $4.1 million, and $4.1 million for Fiscal 2004, Fiscal 2005, Fiscal 2006, Fiscal 2007, and Fiscal 2008, respectively. Throughout Fiscal 2003, we have made considerable expenditures designed to expand our global telecommunications network. Key elements of our network expansion plan for Fiscal 2003 included the addition of a second international gateway switch in the UK and another international gateway switch in the U.S. We now operate one domestic carrier switch plus a total of eight international gateway switches, broken down as follows: four in the U.S., two in the UK and one each in Argentina and Peru. Currently, we anticipate further expansion of our worldwide switching network in Fiscal 2004, with the addition of at least one international gateway switch in each of the U.S. and UK portions of our network. In addition, we anticipate making further expenditures to bolster our network infrastructure in South America and Asia. We currently anticipate that capital expenditures for Fiscal 2004 will be in the $50 million to $60 million range. These estimates are contingent upon several factors, including, but not limited to, market prices for telecommunications equipment, the availability of such equipment in the distressed asset market and the specific timing of our network expansion projects. We have generally adopted a strategy of investing in network expansion only as the need arises, as dictated by our telecommunications traffic volumes. Therefore, the timing of our network expansion, and the coincident purchases of property, plant and equipment, are highly dependent upon the timing and magnitude of the growth in our telecommunications minutes-of-use. We expect to fund our capital expenditure investments with our operating cash flows and with our cash, cash equivalents and marketable securities balances. From time to time, we will also finance a portion of our capital expenditures through capital leases, with the cost of such financing the primary consideration in determining our financing activity.

In conjunction with the formation of NTOP Holdings, we guaranteed to AT&T the value of approximately 1.4 million shares of the IDT Class B common stock that was still being retained by AT&T. The guarantee originally provided that if the value of IDT Class B common stock was less than $27.5 million on October 19, 2002, and AT&T or an affiliate retained all the shares through such date, then we would be obligated to pay AT&T the difference between $27.5 million and the then-current market price with cash, additional shares of IDT Class B common stock, or a combination of both, at our option. In December 2002, we and AT&T amended the guarantee to provide that if the value of IDT Class B common stock retained by AT&T and/or certain of its affiliates is less than $29.4 million on December 31, 2003, we would be obligated to pay to AT&T (in cash, additional shares of Class B common stock, or a combination of both, at our option) the difference between $29.4 million and the then-current market price of such retained shares. As a result of this amendment, we were not required to make any payments in respect of the price guarantee to AT&T during Fiscal 2003 or Fiscal 2002. In connection with this obligation, we recorded in “investment and other income (expense)” a $0.5 million reversal and a $5.3 million charge during the years ended July 31, 2003 and 2002, respectively. This reversal and charge was based on changes in the market value of IDT Class B common stock through July 31, 2003 and 2002, respectively. Based on the closing price of IDT Class B common stock on July 31, 2003 and 2002, our total liability to AT&T for the guarantee was $4.8 million and $5.3 million, respectively.

Our Board of Directors has authorized the repurchase of up to 45 million shares of our common stock and Class B common stock. We have repurchased a total of 15.6 million shares under the share repurchase program through the year ended July 31, 2003, of which 6.2 million shares were retired as of July 31, 2003. On April 25, 2003, all then outstanding stock options exercisable for shares of our common stock (which were exercisable for an aggregate of 1.9 million shares) were amended to instead be exercisable for an equal number of shares of our Class B common stock. Because these options were originally recorded under APB No. 25, a new measurement date was triggered and the options were required to be accounted for under the intrinsic value method of accounting. As a result, we recorded a non-cash compensation charge for the year ended July 31, 2003 of $13.6 million for the modification of the options. On April 25, 2003, the Board of Directors also authorized that shares of Class B common stock held as treasury stock be allocated for issuance in connection with the above stock option amendments. During the year ended July 31, 2003, 0.2 million shares of our Class B common stock held in treasury were issued in connection with the exercise of amended options described above.

We used $22.4 million in cash to fund our financing activities during the year ended July 31, 2003, compared to $22.0 million in cash flow that was provided by our financing activities during the year ended July 31, 2002. We received approximately $24.5 million in proceeds from the exercise of stock options during the year ended July 31, 2003, compared to $53.9 million received during the year ended July 31, 2002. In addition, we received proceeds of $25.0 million during the year ended July 31, 2003 from the sale of shares of our IDT Media subsidiary stock, and we received proceeds of $30.0 million during the year ended July 31, 2002 from the sale of shares of our IDT Telecom subsidiary stock. We also paid $15.6 million to repurchase IDT shares during the year ended July 31, 2002, through our stock buyback program, mentioned above.

We experience intense price competition in our telecommunications businesses. The long distance telecommunications industry has been characterized by significant declines in both per-minute revenues and per-minute costs, as evidenced by IDT Telecom’s experience during the year ended July 31, 2003 and the year ended July 31, 2002. During the year ended July 31, 2003, IDT Telecom’s average revenue-per-minute was $0.089 per minute, down 18.3% from $0.109 per minute for the year ended July 31, 2002. However, IDT Telecom’s average termination cost per-minute dropped approximately 15.7%, to $0.075 in the year ended July 31, 2003, from $0.089 in the year ended July 31, 2002.

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

On May 22, 2003, DPS acquired a 54.9% interest in Film Roman, Inc. by purchasing 10.5 million shares of its common stock at a price of $0.09 per share, representing an aggregate cash purchase price of $0.9 million. In addition, on September 22, 2003, IDT Media, in two separate privately negotiated transactions, acquired an additional 4.1 million shares of Film Roman common stock in exchange for 68,517 shares of IDT’s Class B common stock, which increased IDT’s ownership interest in Film Roman’s common stock to 76.2%. DPS has also agreed to lend Film Roman up to $2.1 million that can be converted at the option of DPS into additional shares of Film Roman common stock. Film Roman develops, produces and licenses a broad range of television programming for the television network, cable television, first-run domestic syndication and international markets. The acquisition was accounted for as a purchase, and accordingly, the net assets and results of operations of the acquired business have been included in the consolidated financial statements from the date of acquisition.

We continued to fund our IDT Media segment throughout Fiscal 2003, incurring significant start-up, development, marketing and promotional costs. We anticipate that IDT Media will continue to rely on us to fund its cash needs, including operating expenses, capital expenditures and potential acquisitions. Currently, IDT Media is aggressively pursuing acquisitions and/or other investments, primarily in its radio and animation business lines, and may look to outside sources to raise additional funds.

On July 21, 2003, the Company purchased a 12.5% interest in Vanguard Animation, LLC in exchange for $2.0 million. In addition, the Company entered into an agreement to lend Vanguard, under certain conditions as defined, up to $8.0 million, consisting of up to $3.0 million after the twelve-month anniversary date (“Tranche A”) and up to $5.0 million after the twenty-fourth month anniversary date (“Tranche B”). Interest on the notes is payable at the rate of 8.5% per annum, compounded quarterly. Interest and principal on the amounts loaned under Tranche A or Tranche B are due and payable on the fifth anniversary of the first drawdown of such tranche. In addition, as a condition and concurrent with each loan, the Company is to receive an additional percentage interest in Vanguard, as defined in the agreement.

Since our acquisition of the Winstar assets in December 2001, the IDT Solutions segment has incurred significant operating losses. We have undertaken significant cost saving measures and restructured IDT Solution’s operations, which included the downsizing of the Winstar network and a significant reduction in the number of its employees, aimed at reducing the operating losses. At this time, IDT expects to continue funding IDT Solution’s operating losses and capital expenditure needs for the foreseeable future.

Changes in Other Current Assets, Trade Accounts Receivable, Allowance for Doubtful Accounts and Deferred Revenue

Our other current assets decreased from $82.9 million at July 31, 2002 to $81.3 million at July 31, 2003, as increases in film production costs from the consolidation of Film Roman were more than offset by decreases in inventory, deposits, and other receivables. Gross trade accounts receivable remained relatively flat at $168.9 million as of July 31, 2003, as the increase in total revenues and associated trade accounts receivable levels were offset by a decrease in the average age of our gross trade accounts receivable, as measured by number of days sales outstanding.

Due to the wide range of collection terms, future trends with respect to days sales outstanding generally depends on the proportion of total sales made to carriers, who are often offered payment terms of 30 days or more, and prepaid calling card distributors, who generally receive payment terms of less than 30 days. As such, the trends in days sales outstanding will depend, in large part, on the mix of wholesale (carrier) versus retail (prepaid calling card distributor) customers. As we anticipate that in the near term we will attempt to continue to secure shorter payment terms from some of our customers, we could experience declines in the average age of our trade accounts receivable in Fiscal 2004. Conversely, as we are willing to extend longer payment terms to more credit-worthy customers, an increase in customers belonging to the highest credit classes, as a percentage of total customers, could lead to an increase in days sales outstanding. In addition, if we restricted sales to financially unstable customers, regardless of the credit terms, the proportion of higher-credit class customers will increase further, potentially leading to an increase in the average days sales outstanding. In addition, days sales outstanding for our consumer phone services customers is usually longer than 30 days, given the timing of the billing cycle. As the consumer phone services business continues to grow and to represent a larger portion of our retail telecommunications services revenues and trade accounts receivable, we expect that total retail days sales outstanding should increase accordingly. Therefore, due to the conflicting nature of the above factors, future trends in days sales outstanding remain difficult to predict, and it is not possible at this time to determine whether recent trends in days sales outstanding will continue.

The allowance for doubtful accounts as a percentage of gross trade accounts receivable increased from 23.3% at July 31, 2002, to 25.2% at July 31, 2003, primarily as a result of a larger reserve in our IDT Solutions segment. Partially offsetting this increase is the write-off, against the allowance for doubtful accounts, of certain uncollectible trade accounts receivable from our consumer phone services business in the third quarter of Fiscal 2003.

Deferred revenue as a percentage of total revenues vary from period to period, depending on the mix and the timing of revenues. During the year ended July 31, 2003, we experienced a steady increase in sales of our calling cards due to the introduction of several new calling cards in the U.S. and the continued strong growth of our European calling card operations. This resulted in a continued increase in deferred revenue. In addition, deferred revenue increased as a result of the acquisition of Film Roman in May 2003. We expect to experience increases in our deferred revenue throughout Fiscal 2004, owing to a continued increase in calling card sales.

Other Sources and Uses of Resources

We intend to, where appropriate, make strategic acquisitions to expand our telecommunications businesses. These acquisitions could include, but are not limited to, acquisitions of telecommunications equipment, telecommunications network capacity, customer bases or other assets. From time to time, we evaluate potential acquisitions of companies, technologies, products and customer accounts that complement our businesses, particularly in light of the financial distress currently being encountered by many telecommunications firms. These conditions have resulted in the availability for sale of numerous strategic assets and businesses. We also intend to, where appropriate, to make strategic acquisitions to complement and/or expand our IDT Media segment’s portfolio of businesses, and in particular our digital animation production company. Consequently, we used approximately $16.6 million of our cash during the year ended July 31, 2003, to acquire various investments in other companies, compared to $91.4 million used during the year ended July 31, 2002. We will continue to evaluate acquisition opportunities as they are made available to us. In considering acquisitions, we will search for opportunities to profitably grow our existing businesses, to add qualitatively to the range of businesses in the IDT portfolio, and to supplement our existing network expansion plans through the timely purchase from third parties of necessary equipment. At this time, we cannot guarantee that we will be presented with acquisition opportunities that meet our return on investment (ROI) criteria, or that our efforts to acquire such companies that meet our criteria will be successful.

We believe that, based upon our present business plan, and due to the large balance of cash, cash equivalents, restricted cash and marketable securities we held as of July 31, 2003, our existing cash resources will be sufficient to meet our currently anticipated working capital and capital expenditure requirements and to fund any potential operating cash flow deficits within any of our divisions for at least the next twelve months. If our growth exceeds current expectations or if we acquire the business or assets of another company, we might need to raise additional capital from equity or debt sources. There can be no assurance that we will be able to raise such capital on favorable terms or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our anticipated expansion, which could have a material adverse effect on our business, financial condition and/or results of operations.

The following tables quantify our future contractual obligations and commercial commitments, which consist primarily of capital and operating leases, purchase obligations and standby letters of credit as of July 31, 2003 (in millions):

Contractual Obligations

Payments Due by Period

	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Capital lease obligations	$79.4	$30.8	$40.4	$8.2	$—
Operating leases	378.1	80.7	93.8	58.4	145.2
Other long-term obligations (1)	21.0	4.8	16.2	—	—
Purchase obligations	45.9	22.8	1.2	21.6	0.3

Total contractual cash obligations	$524.4	$139.1	$151.6	$88.2	$145.5

(1)	Consists of (i) our $4.8 million obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T and (ii) Net2Phone’s $16.2 million obligation to guarantee the value of 0.6 million shares of Net2Phone’s common stock to Deutsche Bank.

Other Commercial Commitments

Payments Due by Period

	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Standby letters of credit	$30.9	$2.4	$5.8	$21.4	$1.3
Guarantees	10.7	0.8	0.7	6.3	2.9

Total commercial commitments	$41.6	$3.2	$6.5	$27.7	$4.2

Foreign Currency Risk

Revenues from our international operations represented 19%, 19%, and 16% of our total revenues for the years ended July 31, 2003, 2002 and 2001, respectively. A significant portion of these revenues are in denominations other than the U.S. Dollar. Foreign currency exchange risk that we are subject to is mostly mitigated by our ability to offset the majority of these non dollar-denominated revenues with operating expenses that are paid in the same currencies. As such, the net amount of our exposure to foreign currency exchange rate changes is not material.

Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, (FIN 46) Consolidation of Variable Interest Entities. FIN 46 requires a company to consolidate a variable interest entity (“VIE”), as defined, when the company will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. FIN 46 also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46 applies immediately to a VIE created or acquired after January 31, 2003, and at the end of periods ending after December 15, 2003 for newly created or acquired VIEs. As of July 31, 2003, we do not have any entities that we expect will require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This standard clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity. The statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the impact of the adoption of SFAS No. 150 to have a material effect on our results of operations or financial position.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

The Securities and Exchange Commission’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in commodity prices. We are exposed to changes in interest rates primarily from our investments in cash equivalents and marketable securities. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. We do not consider our market risk exposure relating to foreign currency exchange to be material, as we generally have sufficient cash outflows based in these currencies to largely offset the cash inflows based in these currencies, thereby creating a natural hedge. In order to mitigate the risk associated with the small amounts of remaining net foreign exchange exposure, which we experience from time to time, we have, on occasion, entered into foreign exchange hedges. In addition to but separate from our primary business, we hold a small portion of our total asset portfolio in hedge funds for speculative and strategic purposes. As of July 31, 2003, the carrying value of our investments in such hedge funds was approximately $24.1 million. Investments in hedge funds carry a significant degree of risk, which will depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that hedge fund managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our interests in these funds may go down as well as up and we may not receive, upon redemption, the amounts originally invested.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and supplementary data of the Company and the report of independent auditors thereon set forth on pages F-1 through F-44 herein are incorporated herein by reference.

Quarterly financial information set forth herein at page 101 is incorporated herein by reference.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.    Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, such officers have concluded that as of such date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to IDT (including its consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

Changes in Initial Control over Financial Reporting.    There were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2003, and which is incorporated by reference herein.

We make available free of charge through the investor relations page of our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and all beneficial ownership reports on Forms 3, 4 and 5 filed by directors, officers and beneficial owners of more than 10% of our equity as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. We have adopted codes of business conduct and ethics for all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. Copies of the codes of business conduct and ethics are available on our Web site.

Our Web site and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K or our other filings with the SEC.

Item 11.    EXECUTIVE COMPENSATION.

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2003, and which, with the exception of the sections entitled “Report of the Compensation Committee” and “Performance Graph of Stock,” is incorporated by reference herein.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2003, and which is incorporated by reference herein.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2003, and which is incorporated by reference herein.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2003, and which is incorporated by reference herein.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a)    The following documents are filed as part of this Report:

1.	Financial Statements.

2.	Financial Statement Schedule.

Schedule No.	Description
I.	Valuation and Qualifying Accounts

3.	Exhibits

Exhibit Number		Description of Exhibits

3.01	(1)	Restated Certificate of Incorporation of the Registrant.

3.02	(1)	By-laws of the Registrant.

3.03	(16)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.

10.01	(2)	Employment Agreement between the Registrant and Howard S. Jonas.

10.02	(18)	1996 Stock Option and Incentive Plan, as amended and restated, of the Registrant.

10.03	(3)	Form of Stock Option Agreement under the 1996 Stock Option and Incentive Plan.

10.04	(4)	Form of Registration Rights Agreement between certain stockholders and the Registrant.

10.05	(1)	Lease of 294 State Street.

10.06	(5)	Lease of 190 Main Street.

10.07	(6)	Form of Registration Rights Agreement between Howard S. Jonas and the Registrant.

10.08	(10)	Employment Agreement between the Registrant and James Courter.

10.09	(7)	Agreement between Cliff Sobel and the Registrant.

10.10	(10)	Employment Agreement between the Registrant and Hal Brecher.

10.11	(10)	Employment Agreement between the Registrant and Howard S. Jonas.

10.12	(8)

Agreement and Plan of Merger, dated April 7, 1998, by and among the Registrant, ADM Corp., InterExchange, Inc., David Turock, Eric Hecht, Richard Robbins, Bradley Turock, Wai Nam Tam, Mary Jo Altom and Lisa Mikulynec.

10.13	(9)	Securities Purchase Agreement between the Registrant, Carlos Gomez and Union Telecard Alliance, LLC.

10.14	(10)	Credit Agreement, dated as of May 10, 1999, by and among the Registrant, various lenders party thereto, Lehman Commercial Paper Inc., CIBC World Markets Corp. and Bankers Trust Company.

10.15	(10)	Pledge Agreement, dated as of May 10, 1999, by and among the Registrant, certain subsidiaries of the Registrant and Bankers Trust Company, as Collateral Agent.

10.16	(10)	Security Agreement, dated as of May 10, 1999, by and among the Registrant, certain subsidiaries of the Registrant and Bankers Trust Company, as Collateral Agent.

10.17	(10)	Subsidiaries Guaranty, dated as of May 10, 1999, by and among the Registrant, certain subsidiaries of the Registrant and Bankers Trust Company, as Collateral Agent.

10.18	(10)	Loan Agreement between the Registrant and Stephen Brown.

10.19	(11)	Internet/Telecommunications Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

Exhibit Number		Description of Exhibits

10.20	(11)	Joint Marketing Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

10.21	(11)	IDT Services Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

10.22	(11)	Net2Phone Services Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

10.23	(11)	Assignment Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

10.24	(11)	Tax Sharing and Indemnification Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

10.25	(11)	Separation Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

10.26	(11)	Co-location and Facilities Management Services Agreement, dated as of May 20, 1999, by and between Registrant and Net2Phone, Inc.

10.27	(12)	Lease of 520 Broad Street, Newark, New Jersey.

10.28	(12)	Amendment to Lease of 520 Broad Street, Newark, New Jersey.

10.29	(13)	Option Agreement, dated as of March 3, 2000, between IDT Corporation and AT&T Corp.

10.30	(14)	Amendment to Option Agreement, dated as of April 5, 2000 between IDT Corporation and AT&T Corp.

10.31	(13)	Subscription Agreement, dated as of March 24, 2000, between IDT Corporation and Liberty Media Corporation.

10.32	(14)	Amendment to Subscription Agreement, dated as of May 26, 2000, between IDT Corporation and Liberty Media Corporation.

10.33	(13)	Letter Agreement, dated as of March 28, 2000, between IDT Corporation, AT&T Corp. and Net2Phone, Inc.

10.34	(13)	Letter Agreement, dated as of March 30, 2000, between IDT Corporation, AT&T Corp. and Net2Phone, Inc.

10.35	(15)

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

Stockholders Agreement, dated as of November 26, 1997, by and among Teligent, Inc., Microwave Services, Inc., Telcom-DTS Investors, L.L.C. and NTTA&T Investment Inc. (Incorporated by reference to Exhibit 2 to Schedule 13D, filed by The Associated Group, Inc. and Microwave Services, Inc. on December 8, 1997 with respect to securities of Teligent, Inc.).

10.38	(19)

Registration Rights Agreement, dated as of March 6, 1998, by and between Teligent, Inc. and Microwave Services, Inc. (Incorporated by reference to Exhibit 6 to Amendment No. 1 to Schedule 13D, filed by The Associated Group, Inc. and Microwave Services, Inc. on March 9, 1998 with respect to securities of Teligent, Inc.).

10.39	(19)

Stockholders Agreement, dated as of January 13, 2000, by and among Alex J. Mandl, Liberty Media Corporation, Telcom-DTS Investors, L.L.C. and Microwave Services, Inc. (Incorporated by reference to Exhibit 7(i) to Schedule 13D, filed by Liberty AGI, Inc. on January 24, 2000 with respect to securities of Teligent, Inc.).

Exhibit Number		Description of Exhibits

10.40	(20)	Amendment to the Employment Agreement between the Registrant and James A. Courter.

10.41	(20)	Amendment No. 2 to the Employment Agreement between the Registrant and James A. Courter.

10.42	(21)	Asset Purchase Agreement, dated December 18, 2001, between IDT Winstar Acquisition, Inc., Winstar Communications, Inc. and the subsidiaries of Winstar listed on Appendix 1 thereto.

10.43	(22)	Employment Agreement between the Registrant and Howard S. Jonas.

10.44	(23)	Subscription Agreement, dated as of August 11, 2000, by and between Net2Phone and AT&T.

10.45	(23)	Stock Purchase Agreement, dated as of August 11, 2000, by and between AT&T, IDT and IDT Investments.

10.46	(23)	Voting Agreement, dated as of August 11, 2000, by and between ITelTech and IDT Investments.

10.47	(24)	Limited Liability Company Agreement, dated as of October 19, 2001, of Net2Phone Holdings, by IDT D-U.

10.48	(24)	Amended and Restated Limited Liability Company Agreement, dated as of October 19, 2001, of Net2Phone Holdings, by and among AT&T, ITelTech, IDT and IDT D-U.

10.49	(24)	Second Amended and Restated Limited Liability Company Agreement, dated as of October 19, 2001, of Net2Phone Holdings, by and among AT&T, ITelTech, IDT, IDT D-U, IDT Investments, Liberty Media and LMC.

10.50	(25)	Stockholders Agreement, dated as of May 13, 1999, by and among IDT, Clifford M. Sobel, Net2Phone and the additional investors listed on Schedule A thereto.

10.51	(26)	Amended and Restated Limited Liability Company Agreement, dated as of November 8, 2001, of IT Stock, by Net2Phone Holdings.

10.52	(26)

Amendment No. 1 to the Second Amended and Restated Limited Liability Company Agreement, dated as of October 31, 2001, of Net2Phone Holdings, by and among AT&T, ITelTech, IDT, IDT D-U, IDT Investments, Liberty Media and LMC.

10.53	(27)	Amendment No. 1 to Securities Purchase Agreement, dated April 24, 2002, by and among the Registrant, UTCG Holdings LLC and Union Telecard Alliance, LLC.

10.54	(27)	Amended and Restated Operating Agreement of Union Telecom Alliance, LLC, dated April 24, 2002, by and among UTCG Holdings LLC, IDT Domestic-Union, LLC, the Registrant and Union Telecard Alliance, LLC.

10.55	(27)	Amended and Restated Distribution Agreement, dated April 24, 2002, by and between IDT Netherlands, B.V. and Union Telecard Alliance, LLC.

10.56	(27)	Unit Purchase Agreement, dated April 10, 2002, by and among WCI Capital Corp., Dipchip Corp., the Registrant and Winstar Holdings, LLC.

10.57	(27)	Lock-up, Registration Rights and Exchange Agreement, dated June 6, 2000, by and between the Registrant and Liberty Media Corporation.

10.58	(27)	Letter Agreement, dated April 22, 2002, by and between Charles Garner and the Registrant.

10.59	(27)	Employment Agreement, dated February 4, 2002, by and between the Registrant and E. Brian Finkelstein.

10.60	(27)	Amendment to the Employment Agreement, dated October 24, 2002, between the Registrant and E. Brian Finkelstein.

10.61	(28)	Amended and Restated By-laws of IDT Corporation.

10.62	(28)	Amended and Restated Value Guarantee Agreement, dated December 19, 2002, by and between IDT Corporation and AT&T Corp.

Exhibit Number		Description of Exhibits

10.63	(28)	Assignment and Assumption Agreement, dated December 19, 2002, by and among IDT Investments, Inc., IDT Corporation and AT&T Corp.

10.64	(28)

Purchase Agreement, dated December 19, 2002, by and among AT&T Corp., ItelTech, LLC, IDT Corporation, IDT Investments, Inc., IDT Domestic-Union, LLC, Liberty Media Corporation, LMC Animal Planet, Inc., Liberty N2P II, Inc. and NTOP Holdings, LLC.

10.65	(29)	1996 Stock Option and Incentive Plan, as amended and restated, of IDT Corporation.

10.66	(29)	Amendment to Stock Option Agreement under the Employee Stock Option Program between IDT Corporation and Joyce J. Mason.

10.67	(29)	Amendment to Stock Option Agreement under the Employee Stock Option Program between IDT Corporation and Marc E. Knoller.

10.68	(29)	Exchange Agreement, dated March 21, 2003, between IDT Corporation and Morris Lichtenstein.

10.69	(29)	Exchange Agreement, dated April 8, 2003, between IDT Corporation and Marc E. Knoller.

10.70	(29)	Settlement Agreement, dated October 10, 2000, between Tyco Group S.a.r.l., TyCom (US) Inc., Tyco Internaional Ltd., Tyco International (US) Inc. and TyCom Ltd., on the one hand, and IDT Europe B.V.B.A. and IDT Corporation, on the other hand.

21.01	*	Subsidiaries of the Registrant.

23.01	*	Consent of Ernst & Young LLP.

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith
(1)	Incorporated by reference to Form S-1 filed February 21, 1996 file no. 333-00204.
(2)	Incorporated by reference to Form S-1 filed January 9, 1996 file no. 333-00204.
(3)	Incorporated by reference to Form S-8 filed January 14, 1996 file no. 333-19727.
(4)	Incorporated by reference to Form S-1 filed March 8, 1996 file no. 333-00204.
(5)	Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1997, filed October 29, 1997.
(6)	Incorporated by reference to Form S-1 filed March 14, 1996 file no. 333-00204.
(7)	Incorporated by reference to Form 10-K/A for the fiscal year ended July 31, 1997, filed February 2, 1998.
(8)	Incorporated by reference to Form 8-K filed April 22, 1998.
(9)	Incorporated by reference to Form 10-K/A for the fiscal year ended July 31, 1998, filed December 4, 1998.
(10)	Incorporated by reference to Form 10-Q for the fiscal quarter ended January 31, 1999, filed March 17, 1999.
(11)	Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1999, filed June 14, 1999.
(12)	Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1999, filed November 4, 1999.
(13)	Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 2001, filed March 12, 2000.
(14)	Incorporated by reference to Form 8-K filed March 31, 2000.
(15)	Incorporated by reference to Schedule 14C filed June 12, 2000.
(16)	Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 2000, filed June 14, 2000.
(17)	Incorporated by reference to Form 10-Q for the fiscal quarter ended October 31, 2000, filed December 15, 2000.
(18)	Incorporated by reference to Form 10-Q for the fiscal quarter ended January 31, 2001, filed March 19, 2001.
(19)	Incorporated by reference to Schedule 13D filed on April 30, 2001.
(20)	Incorporated by reference to Form 10-Q for the fiscal quarter ended October 31, 2001, filed December 17, 2001.

(21)	Incorporated by reference to Form 8-K filed January 3, 2002.
(22)	Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 2002, filed June 14, 2002.
(23)	Incorporated by reference to Schedule 13D filed on August 21, 2000, with respect to Net2Phone, by IDT Investments, IDT and Howard S. Jonas.
(24)	Incorporated by reference to Schedule 13D, filed on October 25, 2001, with respect to Net2Phone, by Net2Phone Holdings, L.L.C., IDT Domestic-Union, LLC, IDT Investments Inc., IDT Nevada Holdings, Inc., IDT Domestic Telecom, Inc., IDT Telecom, Inc., IDT Corporation, Howard S. Jonas, ITelTech, LLC and AT&T Corp.
(25)	Incorporated by reference to Form S-1/A of Net2Phone filed June 20, 1999.
(26)	Incorporated by reference to Schedule 13D, filed on November 15, 2001, with respect to Net2Phone, by IT Stock, Net2Phone Holdings, IDT D-U, IDT Investments, IDT Nevada, IDT D-T, IDT Telecom, IDT, Howard S. Jonas, ITelTech and AT&T.
(27)	Incorporated by reference to Form 10-K for the fiscal year ended July 31, 2002, filed October 29, 2002.
(28)	Incorporated by reference to Form 10-Q for the fiscal quarter ended January 31, 2003, filed March 14, 2003.
(29)	Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 2003, filed June 16, 2003.

(b)    Reports on Form 8-K.

On July 1, 2003, we filed with the SEC Amendment No. 2 to a Current Report on Form 8-K/A to file under Item 7 financial statements relating to our acquisition of the assets of Winstar Communications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT CORPORATION

By:	/s/ JAMES A. COURTER
James A. Courter Vice Chairman and Chief Executive Officer

Date: October 29, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ HOWARD S. JONAS Howard S. Jonas	Chairman of the Board and Director	October 29, 2003

/s/ JAMES A. COURTER James A. Courter	Vice Chairman, Chief Executive Officer and Director (Principal Executive Officer)	October 29, 2003

/s/ STEPHEN R. BROWN Stephen R. Brown	Chief Financial Officer, Treasurer and Director (Principal Financial Officer)	October 29, 2003

/s/ MARCELO FISCHER Marcelo Fischer	Chief Accounting Officer and Controller (Principal Accounting Officer)	October 29, 2003

/s/ JOYCE J. MASON Joyce J. Mason	Director	October 29, 2003

/s/ MARC E. KNOLLER Marc E. Knoller	Director	October 29, 2003

/s/ MOSHE KAGANOFF Moshe Kaganoff	Director	October 29, 2003

/s/ J. WARREN BLAKER J. Warren Blaker	Director	October 29, 2003

/s/ RUDY BOSCHWITZ Rudy Boschwitz	Director	October 29, 2003

/s/ SAUL K. FENSTER Saul K. Fenster	Director	October 29, 2003

/s/ JAMES S. GILMORE, III James S. Gilmore, III	Director	October 29, 2003

/s/ JACK KEMP Jack Kemp	Director	October 29, 2003

/s/ MICHAEL J. LEVITT Michael J. Levitt	Director	October 29, 2003

William Arthur Owens	Director	October 29, 2003

/s/ WILLIAM F. WELD William F. Weld	Director	October 29, 2003

IDT CORPORATION

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

IDT Corporation

We have audited the accompanying consolidated balance sheets of IDT Corporation (the “Company”) as of July 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at July 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 5 to the accompanying consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective August 1, 2001.

New York, New York

October 10, 2003

/S/    ERNST & YOUNG LLP

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

	July 31
	2003	2002
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$99,046	$415,464
Marketable securities	921,669	684,502
Trade accounts receivable, net of allowance for doubtful accounts of $42,586 at July 31, 2003 and $39,207 at July 31, 2002	126,303	129,308
Other current assets	81,304	82,892

Total current assets	1,228,322	1,312,166
Property, plant and equipment, net	286,807	279.410
Goodwill	41,651	34,411
Licenses and other intangibles, net	23,503	27,242
Investments	41,628	44,085
Restricted cash	23,064	—
Marketable securities	—	18,704
Other assets	87,367	61,644

Total assets	$1,732,342	$1,777,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$106,836	$128,863
Accrued expenses	179,665	160,159
Deferred revenue	145,343	120,206
Capital lease obligations—current portion	27,862	25,963
Other current liabilities	8,061	19,491

Total current liabilities	467,767	454,682
Deferred tax liabilities, net	150,131	233,518
Capital lease obligations—long-term portion	45,084	48,068
Other liabilities	24,486	5,060

Total liabilities	687,468	741,328
Minority interests	147,347	166,564
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000,000; no shares issued	—	—
Common stock, $.01 par value; authorized shares—100,000,000; 25,074,860 and 24,988,597 shares issued at July 31, 2003 and 2002, respectively; 22,067,468 and 19,568,634 shares outstanding at July 31, 2003 and 2002, respectively	221	196
Class A common stock, $.01 par value; authorized shares—35,000,000; 9,816,988 shares issued and outstanding at July 31, 2003 and 2002	98	98
Class B common stock, $.01 par value; authorized shares—100,000,000; 56,342,853 and 54,009,844 shares issued at July 31, 2003 and 2002, respectively; 50,102,100 and 49,990,681 shares outstanding at July 31, 2003 and 2002, respectively	501	500
Additional paid-in capital	654,170	606,387
Treasury stock, at cost, consisting of 3,007,392 and 5,419,963 shares of common stock and 6,240,753 and 4,019,163 shares of Class B common stock at July 31, 2003 and 2002, respectively	(150,603)	(153,713)
Accumulated other comprehensive loss	(8,080)	(2,435)
Retained earnings	401,220	418,737

Total stockholders’ equity	897,527	869,770

Total liabilities and stockholders’ equity	$1,732,342	$1,777,662

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended July 31
	2003	2002	2001
	(in thousands, except per share data)
Revenues	$1,834,547	$1,583,794	$1,230,950
Costs and expenses:
Direct cost of revenues (exclusive of items shown below)	1,409,465	1,214,802	1,066,845
Selling, general and administrative	421,829	451,476	334,025
Depreciation and amortization	89,309	83,916	60,351
Settlement by Net2Phone of litigation	(58,034)	—	—
Non-cash compensation	32,286	16,440	3,082
Restructuring, severance and impairment charges	13,312	257,501	199,357

Total costs and expenses	1,908,167	2,024,135	1,663,660

Loss from operations	(73,620)	(440,341)	(432,710)
Interest income, net	26,095	24,174	52,768
Other income (expense):
Equity in loss of affiliates	(4,425)	(2,226)	(75,066)
Gain on sales of subsidiary stock	22,422	—	1,037,726
Investment and other income (expense), net	(15,327)	(13,754)	164,762

Income (loss) before minority interests, income taxes, and cumulative effect of accounting change	(44,855)	(432,147)	747,480
Minority interests	(43,035)	151,436	(5,726)
Benefit from (provision for) income taxes	70,373	124,345	(209,395)

Income (loss) before cumulative effect of accounting change	(17,517)	(156,366)	532,359
Cumulative effect of accounting change, net of income taxes of $3,525	—	(146,983)	—

Net income (loss)	$(17,517)	$(303,349)	$532,359

Earnings per share:
Income (loss) before cumulative effect of accounting change:
Basic	$(0.22)	$(2.08)	$7.79
Diluted	$(0.22)	$(2.08)	$7.12
Cumulative effect of accounting change, net of income taxes:
Basic	$—	$(1.96)	$—
Diluted	$—	$(1.96)	$—
Net income (loss):
Basic	$(0.22)	$(4.04)	$7.79
Diluted	$(0.22)	$(4.04)	$7.12
Weighted-average number of shares used in calculation of earnings per share:
Basic	80,176	75,108	68,301
Diluted	80,176	75,108	74,786

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 31, 2000	25,959,256	$260	9,970,233	$100	35,929,489	$359	$370,646	$—	$(92,653)	$189,727	$468,439
Exercise of stock options	698,451	7	—	—	343,000	4	6,872	—	—	—	6,883
Income tax benefit from stock options exercised	—	—	—	—	—	—	2,676	—	—	—	2,676
Conversion of Class A common stock to common stock	153,245	2	(153,245)	(2)	—	—	—	—	—	—	—
Issuance of stock options	—	—	—	—	—	—	2,000	—	—	—	2,000
Modification of stock options	—	—	—	—	—	—	3,082	—	—	—	3,082
Issuance of Class B common stock	—	—	—	—	7,038,085	71	106,497	—	—	—	106,568
Change in unrealized gain (loss) in available-for-sale securities	—	—	—	—	—	—	—	—	91,507	—	91,507
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(1,429)	—	(1,429)
Repurchase of common stock and Class B common stock	(4,019,163)	(41)	—	—	(4,019,163)	(41)	2,320	(138,087)	—	—	(135,849)
Net income for the year ended July 31, 2001	—	—	—	—	—	—	—	—	532,359	532,359	532,359

Comprehensive income									622,437

Balance at July 31, 2001	22,791,789	228	9,816,988	98	39,291,411	393	494,093	(138,087)	(2,575)	722,086	1,076,236
Exercise of stock options	1,906,594	19	—	—	4,497,114	45	53,860	—	—	—	53,924
Income tax benefit from stock options exercised	—	—	—	—	—	—	21,601	—	—	—	21,601
Conversion of common stock to Class B common stock	(3,728,949)	(37)	—	—	3,810,265	38	(1)	—	—	—	—
Modification of stock options	—	—	—	—	—	—	1,894	—	—	—	1,894
Issuance of Class B common stock for acquisitions	—	—	—	—	2,391,891	24	34,940	—	—	—	34,964
Change in unrealized gain (loss) in available-for-sale securities, net of $717 tax expense	—	—	—	—	—	—	—	—	1,075	—	1,075
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(935)	—	(935)
Repurchase of common stock	(1,400,800)	(14)	—	—	—	—	—	(15,626)	—	—	(15,640)
Net loss for the year ended July 31, 2002	—	—	—	—	—	—	—	—	(303,349)	(303,349)	(303,349)

Comprehensive loss									(303,209)

Balance at July 31, 2002	19,568,634	196	9,816,988	98	49,990,681	500	606,387	(153,713)	(2,435)	418,737	869,770
Exercise of stock options	158,763	2	—	—	2,416,409	24	21,368	3,110	—	—	24,504
Income tax benefit from stock options exercised	—	—	—	—	—	—	9,802	—	—	—	9,802
Issuance of Class B common stock for acquisitions	—	—	—	—	1,636	—	—	—	—	—	—
Class B common stock issued to outside consultant	—	—	—	—	33,445	—	500	—	—	—	500
Non-cash compensation	—	—	—	—	—	—	2,480	—	—	—	2,480
Conversion of common stock options to Class B common stock options	—	—	—	—	—	—	13,633	—	—	—	13,633
Conversion of common stock to Class B common stock	(72,500)	(1)	—	—	72,500	1	—	—	—	—	—
Exchange of common stock and Class B common stock	2,412,571	24	—	—	(2,412,571)	(24)	—	—	—	—	—
Change in unrealized loss in available-for-sale securities, net of $3,954 tax benefit	—	—	—	—	—	—	—	—	(5,931)	—	(5,931)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	286	—	286
Net loss for the year ended July 31, 2003	—	—	—	—	—	—	—	—	(17,517)	(17,517)	(17,517)

Comprehensive loss									(23,162)

Balance at July 31, 2003	22,067,468	$221	9,816,988	$98	50,102,100	$501	$654,170	$(150,603)	$(8,080)	$401,220	$897,527

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended July 31
	2003	2002	2001
	(in thousands)
Operating activities
Net income (loss)	$(17,517)	$(303,349)	$532,359
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	89,309	83,916	60,351
Restructuring, severance and impairment charges	12,666	257,501	199,357
Write-off of inventory	—	2,773	—
Loss on sale of assets	—	3,707	—
Cumulative effect of accounting change before income taxes	—	150,508	—
Minority interests	43,035	(151,436)	5,726
Price guarantee of Class B common stock	(470)	5,310	—
Gain on settlement of litigation by Net2Phone	(38,929)	—	—
Deferred tax liabilities	(69,627)	(135,799)	204,188
Provision for uncollectible accounts	24,606	23,170	32,873
Issuance of common stock to charitable foundation	—	2,952	26,378
Net realized losses from sales of marketable securities and investments	15,798	8,443	148,724
Equity in loss of affiliates	4,425	2,226	75,066
Non-cash compensation	32,286	16,440	3,082
Gain on Tycom settlement	—	—	(313,486)
Gain on sales of subsidiary stock	(22,422)	—	(1,037,726)
Change in assets and liabilities:
Trade accounts receivable	(20,889)	12,236	3,156
Other assets	(7,423)	(7,157)	14,234
Trade accounts payable, accrued expenses and other liabilities	(13,816)	(48,655)	64,675
Deferred revenue	9,814	42,807	7,271

Net cash provided by (used in) operating activities	40,846	(34,407)	26,228
Investing activities
Capital expenditures	(63,157)	(49,026)	(106,513)
Issuance of notes receivable	(20,712)	(12,455)	(12,089)
Investments and acquisitions, net of cash acquired	(16,595)	(91,383)	(73,722)
Increase in cash from consolidation of Net2Phone	—	144,177	—
Sales and maturities of marketable securities	1,487,726	801,593	164,052
Purchases of marketable securities	(1,722,160)	(1,456,093)	—
Net proceeds from sale of equity interests in subsidiary	—	—	1,042,113

Net cash (used in) provided by investing activities	(334,898)	(663,187)	1,013,841
Financing activities
Distributions to minority shareholders of subsidiaries	(21,994)	(19,018)	(18,908)
Proceeds from exercise of stock options	24,504	53,924	6,883
Repayment of capital lease obligations	(26,812)	(20,971)	(14,736)
Repayment of borrowings	—	(6,308)	(26,054)
Proceeds from sales of subsidiary stock	25,000	30,000	—
Cash restricted against letters of credit	(23,064)	—	—
Proceeds from issuance of common stock and Class B common stock	—	—	74,787
Proceeds from issuance of stock options	—	—	2,000
Repurchases of common stock and Class B common stock	—	(15,640)	(135,849)

Net cash (used in) provided by financing activities	(22,366)	21,987	(111,877)

Net (decrease) increase in cash and cash equivalents	(316,418)	(675,607)	928,192
Cash and cash equivalents at beginning of year	415,464	1,091,071	162,879

Cash and cash equivalents at end of year	$99,046	$415,464	$1,091,071

Supplemental disclosure of cash flow information
Cash payments made for interest	$4,583	$6,189	$7,997

Cash payments made for income taxes	$10,876	$12,176	$5,963

Supplemental schedule of non-cash investing and financing activities
Purchases of property, plant and equipment through capital lease obligations	$24,546	$20,046	$27,010

Exchange of Net2Phone common stock for shares of Yahoo! Inc.	$—	$—	$150,000

Issuance of Class B common stock for acquisitions	$—	$34,964	$—

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2003

1.    Summary of Significant Accounting Policies

Description of Business

IDT Corporation (“IDT” or the “Company”) is a multinational communications company that provides services and products to retail and wholesale customers worldwide, including prepaid debit and rechargeable calling cards, consumer phone services, and wholesale carrier services. Our Winstar subsidiary, which operates under the name IDT Solutions, offers broadband and telephony services to commercial and governmental customers through its fixed wireless and fiber infrastructure. Our IDT Media subsidiary operates several media and entertainment-related businesses, including a digital animation production company, a talk radio network, a radio station in the Washington, D.C. metropolitan area, and a call center business. As discussed in Note 2, effective October 23, 2001, we reconsolidated Net2Phone, which is a provider of voice over Internet Protocol, or VoIP, telephony products and services and has recently begun offering cable telephony services.

Basis of Consolidation and Accounting for Investments

The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of all significant terms of the investments that explicitly grant or suggest evidence of control or influence over the operations of the investee. The consolidated financial statements include our controlled subsidiaries. Investments in businesses which we do not control, but have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. Investments in which we do not have the ability to exercise significant influence over operating and financial policies are accounted for under the cost method. Equity and cost method investments are included in Investments in our consolidated balance sheets. Certain of our cost method investments, consisting of marketable securities, are classified as available-for-sale securities and adjusted to fair value pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Significant intercompany accounts and transactions between the consolidated companies have been eliminated.

The effect of any changes in IDT’s ownership interests resulting from the issuance of equity capital by consolidated subsidiaries or equity investees to unaffiliated parties is included in the consolidated statements of operations in gain on sales of subsidiary stock.

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

Revenue Recognition

Communications and Internet telephony services are recognized as revenue when services are provided, primarily on a per usage basis or monthly fee. Revenue on sales of prepaid calling cards is deferred upon sale of the cards. These deferred revenues are recognized when telecommunications services are provided, administrative fees are imposed, or no further obligations exist with respect to a calling card. Revenues at our IDT Solutions segment related to high-speed Internet and data services and local and long-distance voice services are recognized when services are provided.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue for the Company’s animation and creative businesses are recognized in accordance with Statement of Position (“SOP”) 00-2 Accounting by Producers of Distributors of Films. License fees received by the Company for its work on fee-for-hire productions are recognized on an episode-by-episode basis as each episode is completed and delivered to the customer in accordance with the terms of the existing arrangement.

Revenue earned from proprietary programs is recognized as such programs are exploited in the markets in which the Company has retained ownership rights, typically upon the receipt of statements from the Company’s licensees. In the event that a licensee pays the Company a nonrefundable minimum guarantee at the beginning of a license term, the Company will record this amount as revenue if all of the criteria for recognition pursuant to SOP 00-02 is met.

Purchase of Network Capacity

Purchases of network capacity pursuant to Indefeasible Right of Use (“IRU”) agreements are capitalized at cost and amortized over the term of the capacity agreement, which is generally 15 years. Historically, we have not been a provider of network capacity.

Direct Cost of Revenues

Direct cost of revenues consists primarily of termination costs, toll-free costs, and network costs—including customer/carrier interconnect charges and leased fiber circuit charges. Direct cost of revenues also includes connectivity costs for Winstar’s fixed wireless network backbone and lease payments for Winstar’s network of buildings. Direct cost of revenues excludes depreciation and amortization expense.

Costs incurred in connection with the acquisition of story rights, the development of stories, production and allocable overhead are capitalized as film costs. Film costs are stated at the lower of unamortized cost or fair value. The costs of fee-for-service produced episodes are capitalized and subsequently amortized to cost of revenues at the time revenue is recognized. If the costs of an episode are expected to exceed the corresponding license fee, all costs incurred in excess of this license fee will be expensed to cost of revenues as incurred. The cost of each proprietary program is capitalized and is amortized in the proportion that revenue realized relates to management’s estimate of the total revenue expected to be realized from such programs.

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

Impairment of Long-lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the Company periodically reviews the carrying amounts of its property and equipment and its intangible assets, with finite lives, to determine whether current events or circumstances indicate that such

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carrying amounts may not be recoverable. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment adjustment is to be recognized. Such adjustment is measured by the amount that the carrying value of such assets exceeds their fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

Advertising Expense

The majority of IDT’s advertising expense relates to its consumer phone services business. Most of the advertisements are in print or television media, with expenses recorded as they are incurred. Some of the advertising for the consumer phone services business is also done on a cost-per-acquisition basis, where the Company pays the provider of advertising based on a fixed amount per each customer who becomes a subscriber of its services. In such cases, the expenses are recorded based on the number of customers who were added during the period in question. For the years ended July 31, 2003, 2002 and 2001, included in selling, general and administrative expenses was advertising expense totaling approximately $36.3 million, $18.8 million and $17.1 million, respectively.

Software Development Costs

Costs for the internal development of new software products and substantial enhancements to existing software products to be sold are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. For the years ended July 31, 2003, 2002 and 2001, included in selling, general and administrative expenses are research and development costs totaling approximately $5.4 million, $9.4 million and $2.5 million, respectively.

Capitalized Internal Use Software Costs

We capitalize the cost of internal-use software which has a useful life in excess of one year in accordance with Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These costs consist of payments made to third parties and the salaries of employees working on such software development. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized computer software costs are amortized using the straight-line method over a period of 3 to 7 years. For the years ended July 31, 2003, 2002 and 2001, the Company capitalized $16.7 million, $6.9 million and $2.5 million, respectively, of internal use software costs as computer software. Amortization expense relating to such capitalized software for the years ended July 31, 2003, 2002 and 2001 was $2.2 million, $1.4 million and $0.5 million, respectively.

Repairs and Maintenance

We charge the cost of repairs and maintenance, including the cost of replacing minor items not constituting substantial betterment, to selling, general and administrative expenses as these costs are incurred.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market value. The Company holds cash and cash equivalents at several major financial institutions, which often exceed FDIC insured limits. Historically, the Company has not experienced any losses in such accounts due to such concentration of credit risk.

Goodwill and Other Intangibles

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. Effective August 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets and, as required, the Company no longer amortizes goodwill and other indefinite lived intangible assets. These assets are reviewed annually (or more frequently under various conditions) for impairment using a fair value approach. Intangible assets that do not have indefinite lives are amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144. Costs associated with obtaining the right to use trademarks and patents owned by third parties are capitalized and amortized on a straight-line basis over the term of the trademark licenses and patents. Licenses are amortized over 5 years using the straight-line method. Acquired core technology is amortized over 3 to 5 years. For additional information on the impact of adopting SFAS No. 142, see Note 5.

Prior to August 1, 2001, the Company generally amortized goodwill, licenses and other identifiable intangibles on a straight-line basis over their estimated useful life, not exceeding 40 years. The Company tested the carrying value of its acquired goodwill, licenses and other identifiable intangibles for impairment under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, whenever events or changes in circumstances indicated that the carrying value may not be recoverable. A determination of impairment (if any) was made based on estimates of future cash flows. In instances where goodwill was recorded for assets that were subject to impairment, the carrying amount of the goodwill was eliminated before any reduction was made to the carrying amounts of impaired long-lived assets.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings Per Share

The Company computes earnings per share under the provisions of SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased to assume exercise of potentially dilutive stock options and contingently issuable shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. For the years ended July 31, 2003 and 2002, the diluted earnings per share amounts equal basic earnings per share because the Company had net losses and the impact of the assumed exercise of stock options and contingently issuable shares would have been anti-dilutive.

Vulnerability Due to Certain Concentrations

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, marketable securities and trade accounts receivable. Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers in various geographic regions comprising the Company’s customer base. No single customer accounted for more than 10% of consolidated revenues in Fiscal 2003, 2002 and 2001. However, the Company’s five largest customers accounted for 14.5% and 14.7% of its consolidated revenues in Fiscal 2003 and 2002, respectively. This concentration of customers increases the Company’s risk associated with nonpayment by these customers. Thus, in an effort to reduce risk, the Company performs ongoing credit evaluations of its significant retail and wholesale carrier customers, but historically the Company has not required collateral to support trade accounts receivable from these customers. In light of the deteriorating credit quality of some of our customers, however, the Company has imposed stricter credit restrictions on them. In addition, the Company often attempts to mitigate the credit risk related to specific customers by also buying services from the customer in question, in order to create the offset opportunity and reduce its net trade accounts receivable exposure risk.

The Company is also subject to risks associated with its international operations, including changes in exchange rates, difficulty in trade accounts receivable collection and longer payment cycles. Management regularly monitors the creditworthiness of its domestic and international customers and believes that it has adequately provided for any exposure to potential credit losses. Uncollectible trade accounts receivable are written-off upon final determination that such amounts are uncollectible.

Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. At July 31, 2003, the carrying value of the Company’s trade accounts receivable, other current assets, trade accounts payable, accrued expenses, deferred revenue, capital lease obligations and other current liabilities approximate fair value.

Stock Based Compensation

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (“APB No. 25”) in accounting for its stock option plans and, accordingly, compensation cost is recognized for its stock options only if it relates to non-qualified stock options for which the exercise price was less than the fair market value of the

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s common stock or Class B common stock as of the date of grant. The compensation cost for these grants is amortized to expense on a straight-line basis over their vesting periods.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, An Amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.

The Company continues to account for its employee stock options under the recognition and measurement principles of APB No. 25. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value based method of accounting provisions of SFAS No. 123, to stock-based employee compensation for the years ended July 31, 2003, 2002 and 2001:

	2003	2002	2001
	(in thousands, except per share data)
Net income (loss), as reported	$(17,517)	$(303,349)	$532,359
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects and minority interests	10,847	3,766	1,849
Deduct: Total stock-based employee compensation expense determined under the fair value based method of accounting for all awards, net of related tax effects and minority interests	(38,688)	(36,291)	(17,643)

Pro forma net income (loss)	$(45,358)	$(335,874)	$516,565

Earnings per share:
Basic—as reported	$(0.22)	$(4.04)	$7.79

Basic—pro forma	$(0.57)	$(4.47)	$7.56

Diluted—as reported	$(0.22)	$(4.04)	$7.12

Diluted—pro forma	$(0.57)	$(4.47)	$6.91

The fair value of stock options were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for vested and non-vested options:

	2003	2002	2001
Assumptions
Average risk-free interest rate	3.02%	4.22%	4.77%
Dividend yield	—	—	—
Volatility factor of the expected market price of the Company’s Class B common stock	59%	73%	90%
Average life	5 years	5 years	5 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employees’ stock options.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has modified stock options granted for certain employees of the Company to accelerate or extend their terms. Accordingly, the Company recorded additional compensation expense of approximately $2.3 million, $1.9 million and $3.1 million for the years ended July 31, 2003, 2002 and 2001, respectively. During the year ended July 31, 2002, the Company granted options to certain employees to purchase 14,546 shares of common stock in its subsidiary, IDT Telecom, at an average exercise price of $366.67 per share. No such options were exercised during the years ended July 31, 2003 or 2002.

On April 25, 2003, all then outstanding stock options exercisable for shares of the Company’s common stock (which were exercisable for an aggregate of 1.9 million shares) were amended to instead be exercisable for an equal number of shares of the Company’s Class B common stock. Because these options were originally recorded under APB No. 25, a new measurement date was triggered and the options were required to be accounted for under the intrinsic value method of accounting. As a result, the Company recorded a non-cash compensation charge for the year ended July 31, 2003 of $13.6 million for the modification of the options. On April 25, 2003, the Board of Directors also authorized that shares of Class B common stock held as treasury stock be allocated for issuance in connection with the above stock option amendments. During the year ended July 31, 2003, 190,981 shares of the Company’s Class B common stock held in treasury were used in connection with these issuances.

Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, (FIN 46) Consolidation of Variable Interest Entities. FIN 46 requires a company to consolidate a variable interest entity (“VIE”), as defined, when the company will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. FIN 46 also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46 applies immediately to a VIE created or acquired after January 31, 2003, and at the end of periods ending after December 15, 2003 for newly created or acquired VIEs. As of July 31, 2003, the Company does not have any entities that it expects will require disclosure or consolidation as a result of adopting the provisions of FIN 46.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This standard clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity. The statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 will have a material impact on its results of operations or financial position.

2.    Investment in Net2Phone

On August 11, 2000, the Company sold 14.9 million of its shares of Net2Phone Class A common stock to AT&T Corporation for $75 per share. Upon completing this transaction, IDT’s ownership interest in Net2Phone was reduced to approximately 10.0 million shares of Class A common stock, representing approximately a 16% ownership interest and a 21% voting interest. Consequently, beginning with the first quarter of Fiscal 2001, and through October 23, 2001, the Company did not consolidate Net2Phone’s results. Instead, the Company used the equity method to account for its ownership interest in Net2Phone.

NTOP Holdings was formed on October 23, 2001, when the Company and AT&T each contributed their minority stakes in Net2Phone into a newly formed limited liability company, NTOP Holdings. Liberty Media then acquired a substantial portion of NTOP Holdings’ units from AT&T. As of July 31, 2003, NTOP Holdings

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

holds an aggregate of 28.9 million shares of Net2Phone’s Class A common stock, representing a majority voting stake in Net2Phone. Under the terms of the Second Amended and Restated Limited Liability Company Agreement of NTOP Holdings (the “LLC Agreement”), the Company was granted the right to appoint the entire board of managers (including one nominee of Liberty Media) of NTOP Holdings. The board of managers directs the voting of all Net2Phone shares held by NTOP Holdings, thereby giving the Company effective control over the voting of the Net2Phone shares (but not their disposition, which requires consent of the members) held by NTOP Holdings. Accordingly, the Company consolidated Net2Phone effective October 23, 2001. The LLC Agreement also granted each owner of NTOP Holdings the unilateral right, effective January 1, 2004, to cause the immediate liquidation of NTOP Holdings. Accordingly, the Company’s ability to control the voting power of Net2Phone will immediately terminate on January 1, 2004, the effective date of the liquidation rights. As such, the Company expects to deconsolidate Net2Phone as of January 1, 2004, and to use the equity method, effective as of that date, to account for its ownership interest in Net2Phone.

Pursuant to the LLC Agreement, AT&T received 29 Class A units of the LLC, and had the right to put 6 of these units to IDT and 23 of these units to Liberty Media after one year. On October 29, 2002, AT&T exercised its put rights and sold all of its Class A units to IDT and Liberty Media for a nominal amount. As a result of this transaction, AT&T is no longer a member of the LLC.

Summarized financial information of Net2Phone for the year ended July 31, 2001 is as follows:

Total current assets	$290,814
Total assets	435,297
Working capital	221,342
Revenues	150,199
Loss from operations	(240,210)

As of July 31, 2003 and 2002, IDT’s effective equity investment in Net2Phone (through the LLC) was 21.2% and 19.2%, respectively. Accordingly, in the Company’s financial statements, during the years ended July 31, 2003 and 2002, the Company reversed in minority interests the 78.8% and 80.8%, respectively, of Net2Phone’s net loss attributable to the remaining shareholders of Net2Phone.

3.    Marketable Securities

The Company classifies all of its marketable securities as “available-for-sale securities.” Such marketable securities consist primarily of U.S. Government Agency Obligations, which are stated at market value, with unrealized gains and losses in such securities reflected, net of tax, in accumulated other comprehensive loss in stockholders’ equity. The Company intends to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all marketable securities are classified as “short-term.” The following is a summary of marketable securities as of July 31, 2003:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term
Available-for-sale securities:
U.S. Government Agency Obligations	$864,453	$302	$(12,965)	$851,790
Other marketable securities	66,644	3,422	(187)	69,879

	$931,097	$3,724	$(13,152)	$921,669

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of marketable securities as of July 31, 2002:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term
Available-for-sale securities:
U.S. Government Agency Obligations	$628,635	$3,490	$—	$632,125
Other marketable securities	32,269	—	(5,663)	26,606

	$660,904	$3,490	$(5,663)	$658,731

In Fiscal 2002, Net2Phone’s marketable securities were classified as held-to-maturity, and as such, were stated at cost. During the first quarter of Fiscal 2003, Net2Phone reevaluated its prior determination that its investments in marketable securities are held-to-maturity, and concluded that they should be characterized as available-for-sale. Accordingly, during the first quarter of Fiscal 2003, Net2Phone’s held-to-maturity securities, with an amortized cost of $44.5 million and gross unrealized gains of $0.5 million, were transferred to the available-for-sale category.

The following is a summary of marketable securities held by Net2Phone as of July 31, 2002:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term
Held-to-maturity securities:
U.S. Government Agency Obligations	$25,000	$—	$—	$25,000
Commercial paper	771	3	(1)	773

	$25,771	$3	$(1)	$25,773

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Long-term
Held-to-maturity securities:
U.S. Government Agency Obligations	$17,429	$135	$(1)	$17,563
Commercial paper	1,275	8	(1)	1,282

	$18,704	$143	$(2)	$18,845

Proceeds from sales and maturities of available-for-sale securities and the gross realized gains (losses) that have been included in earnings as a result of those sales for the years ended July 31, 2003, 2002 and 2001 amounted to approximately $1,487.7 million and $(5.1) million, $801.6 million and $1.5 million, and $164.1 million and $(126.0) million, respectively. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of marketable securities.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Terra Networks Transaction

In October 1999, IDT entered into a joint venture agreement with Terra Networks, S.A. pursuant to which the two parties formed two limited liability companies to provide Internet services and products to customers in the United States. One company was formed to provide Internet access to customers and the other company was formed to develop and manage an Internet portal that would provide content-based Internet services. On April 30, 2000, the Company sold its interests in the two joint ventures for the right to receive 3.75 million shares of Terra common stock. During the year ended July 31, 2001 the Company sold its remaining Terra shares and recognized a loss of $129.2 million, which is included as a component of “investment and other income (expense).”

4.    Property, Plant and Equipment

Property, plant and equipment consists of the following:

	July 31
	2003	2002
	(in thousands)
Equipment	$407,542	$363,454
Computer software	18,613	21,873
Leasehold improvements	31,589	27,453
Furniture and fixtures	12,685	13,853
Land and building	8,749	8,934

	479,178	435,567
Less accumulated depreciation and amortization	(192,371)	(156,157)

Property, plant and equipment, net	$286,807	$279,410

Fixed assets under capital leases aggregated $112.0 million and $120.2 million at July 31, 2003 and 2002, respectively. The accumulated depreciation related to these assets under capital leases was $39.5 million and $50.3 million at July 31, 2003 and 2002, respectively. Depreciation of fixed assets under capital leases is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

5.    Goodwill, Licenses and Other Intangibles

Effective August 1, 2001, the Company adopted SFAS No. 142. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but rather subject to impairment tests performed at least annually, in accordance with the Statement. Other intangible assets continue to be amortized over their useful lives.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended July 31, 2003 and 2002, the Company recorded goodwill of $7.2 million and $7.3 million, respectively, as a result of acquisitions, primarily in the Company’s IDT Media and Internet Telephony segments. The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from July 31, 2001 to July 31, 2003:

	Wholesale Telecommunications Services	Retail Telecommunications Services	IDT Solutions	Internet Telephony	IDT Media	Corporate	Total
	(in thousands)
Balance as of July 31, 2001	$44,148	$104,211	$—	$—	$29,934	$—	$178,293
Effect of adoption of SFAS No. 142	(44,148)	(103,635)	—	—	(2,725)	—	(150,508)
Reconsolidation of Net2Phone	—	—	—	10,898	—	—	10,898
Acquisitions during 2002	—	446	—	2,354	4,471	—	7,271
SFAS No. 142 impairment	—	—	—	(11,543)	—	—	(11,543)

Balance as of July 31, 2002	—	1,022	—	1,709	31,680		34,411

Acquisitions during 2003	—	251	—	—	6,989		7,240

Balance as of July 31, 2003	$—	$1,273	$—	$1,709	$38,669	$—	$41,651

Refer to Note 19 for information regarding the goodwill impairment charge of $11.5 million, which was recorded in the third quarter of Fiscal 2002.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the impact of SFAS No. 142 on income (loss) before cumulative effect of accounting change, net income (loss) and earnings per share had the standard been in effect for the year ended July 31, 2001:

	Year Ended July 31,
	2003	2002	2001
	(in thousands, except per share data)
Income (loss) before cumulative effect of accounting change	$(17,517)	$(156,366)	$532,359
Add back: goodwill amortization	—	—	16,313

Adjusted income (loss) before cumulative effect of accounting change	$(17,517)	$(156,366)	$548,672

Earnings per share—basic	$(0.22)	$(2.08)	$7.79
Add back: goodwill amortization	—	—	0.24

Adjusted earnings per share—basic	$(0.22)	$(2.08)	$8.03

Earnings per share—diluted	$(0.22)	$(2.08)	$7.12
Add back: goodwill amortization	—	—	0.22

Adjusted earnings per share—diluted	$(0.22)	$(2.08)	$7.34

Net income (loss)	$(17,517)	$(303,349)	$532,359
Add back: goodwill amortization	—	—	16,313

Adjusted net income (loss)	(17,517)	(303,349)	548,672

Earnings per share—basic	$(0.22)	$(4.04)	$7.79
Add back: goodwill amortization	—	—	0.24

Adjusted earnings per share—basic	$(0.22)	$(4.04)	$8.03

Earnings per share—diluted	$(0.22)	$(4.04)	$7.12
Add back: goodwill amortization	—	—	0.22

Adjusted earnings per share—diluted	$(0.22)	$(4.04)	$7.34

The following disclosure presents certain information on the Company’s licenses and other intangible assets. All licenses and other intangible assets are being amortized over their estimated useful lives, with no estimated residual values:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in thousands)
As of July 31, 2003
Amortized intangible assets:
Licenses	5 years	$16,842	$(5,329)	$11,513
Core technology, trademarks and patents	5 years	17,654	(5,664)	11,990

Total	5 years	$34,496	$(10,993)	$23,503

As of July 31, 2002
Amortized intangible assets:
Licenses	5 years	$23,994	$(3,175)	$20,819
Core technology, trademarks and patents	5 years	7,544	(1,121)	6,423

Total	5 years	$31,538	$(4,296)	$27,242

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Licenses and other intangible assets amortization expense was $6.7 million, $4.9 million and $4.9 million for the years ended July 31, 2003, 2002 and 2001, respectively. The Company estimates that amortization expense of licenses and other intangible assets for each of the next five fiscal years ending July 31 will be approximately $4.7 million.

6.    Related Party Transactions

The Company has entered into a number of agreements with Net2Phone. Pursuant to these agreements, during the year ended July 31, 2001, the Company billed Net2Phone approximately $56.8 million and Net2Phone billed the Company approximately $19.2 million. The net balance owed to the Company by Net2Phone was approximately $19.3 million as of July 31, 2001. As discussed in Note 2, effective October 23, 2001, the Company reconsolidated Net2Phone, and accordingly, all intercompany balances and transactions for the years ended July 31, 2003 and 2002, were eliminated in consolidation.

The Company currently leases one of its facilities in Hackensack, New Jersey from a corporation which is wholly owned by the Company’s Chairman. Aggregate lease payments under such lease was approximately $0.1 million, $0.1 million, and none for the years ended July 31, 2003, 2002 and 2001, respectively. The Company made payments for food related expenses to a cafeteria owned and operated by the son of the Company’s chairman. Such payments were $1.0 million, $0.8 million and $0.1 million for the years ended July 31, 2003, 2002 and 2001, respectively. The Company made payments for publishing services to a firm owned by the Company’s Chairman. Such payments were $0.1 million, $0.1 million and none in the years ended July 31, 2003, 2002 and 2001, respectively. The net balance owed to the Company by the publishing firm for connectivity and other services was approximately $0.3 million and $0.2 million as of July 31, 2003 and 2002.

The Company has obtained various insurance policies that have been arranged through a company affiliated with individuals related to both the Chairman and the General Counsel of the Company. The aggregate premiums paid by the Company with respect to such policies was approximately $5.2 million, $4.9 million and $2.2 million for the years ended July 31, 2003, 2002 and 2001, respectively. IDT retained the services of a private insurance consulting firm to ensure that these insurance policies were both necessary and reasonable. The commissions that were earned on such premiums are shared with several insurance wholesalers that access excess and surplus lines of insurance held by the Company.

The Chief Executive Officer and Vice-Chairman of the Company is a partner in a law firm that has served as counsel to the Company since July 1996. Fees paid to this law firm by the Company amounted to $0.2 million, $0.5 million and none for fiscal years ended July 31, 2003, 2002 and 2001, respectively. In addition, a Director of the Company is of counsel to a law firm that has served as counsel to the Company since November 1999. Fees paid to this law firm by the Company amounted to $15.3 million, $6.3 million and $3.1 million for fiscal years ended July 31, 2003, 2002 and 2001, respectively.

The Company had loans outstanding to officers and employees aggregating approximately $12.7 million and $18.1 million as of July 31, 2003 and 2002, respectively, which are included within “other current assets” and “other assets” in the accompanying consolidated balance sheets.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to Net2Phone’s Chief Executive Officer’s (“CEO”) employment agreement, dated July 31, 2000, to help defray the tax expense of a grant of 50,000 shares of Net2Phone restricted stock, Net2Phone granted the CEO a loan for $0.6 million in September 2000, with a term of three years and an interest rate equal to the average federal rate. The CEO repaid this loan in full, plus interest, in the first quarter of Fiscal 2004.

In April 2002, Net2Phone loaned $3.6 million to its CEO. The loan bears interest at a market rate and principal and interest are due on April 9, 2005 (“Maturity Date”). The loan is non-recourse to the CEO and is secured by options to purchase 300,000 shares of Net2Phone common stock granted to the CEO in April 2002. Under certain circumstances, Net2Phone’s Board of Directors may request the CEO to exercise sufficient options and sell sufficient stock to repay the outstanding balance of the loan. In addition, the Board may request that the CEO not sell the stock, which will result in the outstanding loan and interest balance being reduced based upon a formula set forth in the loan agreement. On the Maturity Date, the CEO will have to return to Net2Phone all or a portion of the unexercised options and/or shares of unsold stock and his outstanding loan and accrued interest balance will be reduced based upon a formula set forth in the loan agreement.

Due to the uncertainty surrounding the number of options the CEO will ultimately receive, Net2Phone is accounting for the options using a variable accounting model until the options are exercised or returned to Net2Phone. Furthermore, due to the non-recourse nature of the loan, Net2Phone has been recording compensation expense for the $3.6 million principal amount of the note over the CEO’s three-year employment period. Total compensation expense has been calculated at each reporting date as the greater of the compensation expense resulting from (i) variable accounting treatment of the options, or (ii) amortizing the $3.6 million loan balance over the employment period.

For the years ended July 31, 2003 and 2002, Net2Phone recorded compensation expense of $1.2 million and $0.4 million, respectively, relating to this agreement.

All of the Company’s related party transactions are reviewed by the Audit Committee of the Company’s Board of Directors.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Income Taxes

Significant components of the Company’s deferred tax assets and deferred tax liabilities consist of the following:

	July 31
	2003	2002
	(in thousands)
Deferred tax assets:
Bad debt reserve	$8,456	$10,179
Reserves	4,500	4,500
Charitable contributions	10,962	10,795
Net operating loss	264,328	180,261
Other	10,563	9,914

Deferred tax assets	298,809	215,649
Deferred tax liabilities:
Deferred revenue	(278,000)	(278,000)
Unrecognized gain on securities	(17,924)	(28,709)
Gain on sales of subsidiary stock	(129,543)	(120,574)
Depreciation	(13,529)	(14,801)
Identifiable intangibles	(7,083)	(7,083)
Other	(2,861)	—

Deferred tax liabilities	(448,940)	(449,167)

Net deferred tax liabilities	$(150,131)	$(233,518)

The (benefit from) provision for income taxes consists of the following for the years ended July 31:

	2003	2002	2001
	(in thousands)
Current:
Federal	$—	$—	$6,600
State and local and foreign	9,313	(30,683)	14,249

	9,313	(30,683)	20,849

Deferred:
Federal	(64,348)	(72,788)	150,997
State and local and foreign	(15,338)	(17,349)	37,549

	(79,686)	(90,137)	188,546

	$(70,373)	$(120,820)	$209,395

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The statement of operations classification of the (benefit from) provision for income taxes consists of the following for the years ended July 31:

	2003	2002	2001
	(in thousands)
(Benefit from) provision for income taxes attributable to continuing operations	$(70,373)	$(124,345)	$209,395
Income tax benefit attributable to cumulative effect of accounting change	—	3,525	—

	$(70,373)	$(120,820)	$209,395

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows for the years ended July 31:

	2003	2002	2001
	(in thousands)
Federal income tax at statutory rate	$(30,761)	$(149,693)	$261,618
Foreign tax rate differential	(27,108)	(53,806)	(99,563)
Losses for which no benefit provided	(11,217)	87,602	19,141
Nondeductible expenses	8,682	52,921	2,162
State and local and foreign income tax, net of federal benefit	(9,969)	(57,844)	26,037

	$(70,373)	$(120,820)	$209,395

At July 31, 2003 and 2002, the Company had federal and state net operating loss carryforwards of approximately $671.0 million and $460.9 million, respectively. These carryforwards are available to offset future U.S. federal and state taxable income. These losses will start to expire in Fiscal 2007 with the current year’s loss expiring in Fiscal 2023. The Company has not recorded U.S. income tax expense for foreign earnings, as such earnings are permanently reinvested offshore. These cumulative undistributed earnings are included in retained earnings in the consolidated balance sheet and amounted to $408.8 million at the end of Fiscal 2003. Upon distribution of these earnings, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual distribution of these earnings.

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

During the year ended July 31, 2003, the Company’s Chief Executive Officer exchanged 72,500 shares of common stock that he owned for a like number of the Company’s Class B common stock.

Stock Options

Prior to March 15, 1996, the Company had an informal stock option program whereby employees were granted options to purchase shares of common stock. Under this informal program, options to purchase 4.3 million shares of common stock were granted.

The Company adopted a stock option plan as amended (the “Option Plan”) for officers, employees and non-employee directors to purchase up to 6.3 million shares of the Company’s common stock. In May 2000, the Board of Directors of the Company approved an amendment to the Option Plan to reserve for issuance

22.1

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

0.3 million shares of Class B common stock. In September 2000, the Board of Directors of the Company approved an amendment to the Option Plan to reserve for issuance an additional 3.0 million shares of Class B common stock. On May 31, 2002, the Company distributed a stock dividend of one share of Class B common stock for each share of the Company’s common stock, Class A common stock and Class B common stock. Accordingly, pursuant to the terms of the Option Plan, up to an additional 9.6 million shares of Class B common stock were reserved for issuance under the Option Plan. In October 2001, the Board of Directors of the Company approved an amendment to the Option Plan to reserve for issuance an additional 3.0 million shares of Class B common stock. In September 2002, the Board of Directors of the Company approved an amendment to the Option Plan to reserve for issuance an additional 3.0 million shares of Class B common stock. In September 2003, the Board of Directors of the Company approved an amendment to the Option Plan to reserve for issuance an additional 3.0 million shares of Class B common stock. Generally, options become exercisable over vesting periods up to six years and expire ten years from the date of grant.

A summary of stock option activity under the Company’s Option Plan is as follows:

	Number of Options	Weighted- Average Exercise Price
Outstanding at July 31, 2000	13,279,118	$8.31
Granted	5,112,004	9.15
Exercised	(1,041,451)	6.61
Canceled	(299,247)	5.71
Forfeited	(55,200)	12.63

Outstanding at July 31, 2001	16,995,224	8.70
Granted	4,599,982	12.11
Exercised	(6,403,708)	8.42
Canceled	(1,012,376)	11.96
Forfeited	(19,900)	11.99

Outstanding at July 31, 2002	14,159,222	9.69
Granted	4,809,539	14.78
Exercised	(2,575,172)	9.51
Canceled	(54,650)	11.03
Forfeited	(171,480)	16.45

Outstanding at July 31, 2003	16,167,459	$11.17

The following table summarizes the status of stock options outstanding and exercisable at July 31, 2003:

Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (in years)	Number of Stock Options Exercisable	Weighted- Average Exercise Price
$0.10 – $0.10	225,808	1.0	225,808	$0.10
$0.21 – $0.21	7,632	1.7	7,632	0.21
$0.41 – $0.41	35,000	1.0	35,000	0.41
$0.83 – $0.83	30,000	1.7	30,000	0.83
$2.19 – $2.63	619,500	3.7	619,500	2.19
$3.50 – $4.13	449,350	3.7	449,350	4.03
$6.22 – $9.01	4,601,702	7.3	2,514,733	7.97
$9.44 – $14.11	3,884,600	6.8	3,388,358	11.10
$14.30 – $18.51	6,313,867	8.9	1,912,419	15.73

	16,167,459	7.4	9,182,800	$9.91

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average fair value of options granted was $8.47, $9.34 and $7.05 for the years ended July 31, 2003, 2002 and 2001, respectively.

On December 13, 2001, IDT granted to its Chairman options to purchase 1 million shares of IDT Class B common stock, at an exercise price of $12.06 per share. The options were to vest over a period of 5 years, at a rate of 50,000 options per quarter, commencing on January 1, 2002. On May 14, 2002, IDT’s Chairman agreed to the cancellation of any rights under the options, and, as a result, all the options were cancelled retroactive to their December 13, 2001 date of grant.

Net2Phone Stock Options

On December 18, 2001, Net2Phone’s Board of Directors approved the repricing of outstanding options to purchase 6.4 million shares of Net2Phone’s common stock. The exercise price per share of the repriced options ranged from $3.50 per share to $7.00 per share. For the years ended July 31, 2003 and 2002, Net2Phone recorded non-cash compensation charges of approximately $4.9 million and $0.6 million, respectively, related to this repricing. The repriced options are subject to variable accounting treatment and therefore must be marked-to-market each quarter.

During the years ended July 31, 2003 and 2002, Net2Phone granted options to employees to purchase 1.1 million and 9.3 million shares of Net2Phone common stock at weighted average exercise prices of $3.30 and $4.20 per share, respectively. In addition, during the years ended July 31, 2003 and 2002, options to purchase 0.4 million and 1.1 million shares of Net2Phone common stock were exercised at weighted average exercise prices of $2.85 and $0.51 per share, respectively. For the years ended July 31, 2003 and 2002, Net2Phone recorded non-cash compensation of $6.3 million and $13.7 million, respectively, from the issuance of stock options. Options of Net2Phone generally vest over periods up to four years and expire ten years from the date of grant.

Treasury Stock

The Company’s Board of Directors has authorized the repurchase of up to 45 million shares of IDT’s common stock and Class B common stock. During the year ended July 31, 2003, IDT did not repurchase any of its common stock or Class B common stock. To date, the Company has repurchased a total of 15.6 million shares under the share repurchase program, of which 6.2 million shares were retired as of July 31, 2003. During the year ended July 31, 2003, 0.2 million shares of the Company’s Class B common stock held in treasury were issued in connection with exercised stock options, through the April 25, 2003 Stock Option Plan Amendment as discussed in Note 1. In June 2003, through a series of transactions, the Company exchanged 2.4 million shares of its common stock held in treasury for an equal number of its Class A common stock which was held by the Jonas Foundation. The 2.4 million shares of Class A common stock were then exchanged for an equal number of shares of IDT Class B common stock held by the Company’s Chairman of the Board. As of July 31, 2003, the Company held 3.0 million shares of its common stock and 6.2 million shares of its Class B common stock in treasury.

Liberty Media Transaction

On June 6, 2000, Liberty Media purchased approximately 3.7 million shares of IDT’s common stock, at $34.50 per share, resulting in aggregate cash consideration of $128.6 million. The common stock was exchangeable for shares of Class B common stock (before adjusting for the May 2001 stock dividend). As a result, Liberty Media has the right to nominate a director for election to the IDT Board of Directors.

On October 11, 2001, IDT issued to Liberty Media 3.8 million shares of IDT Class B common stock in exchange for the 3.7 million shares of IDT common stock held by Liberty Media. The exchange rate was based upon the relative average market prices for the IDT Class B common stock and the IDT common stock during a specified 30 trading day period.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Hicks, Muse, Tate & Furst Transaction

In June 2001, the Company issued stock options to Hicks, Muse, Tate & Furst Incorporated (“HMTF”) to purchase up to 2.2 million shares of the Company’s Class B common stock at exercise prices ranging from $11.25 to $15.00 per share, as defined. The stock options are exercisable on the first anniversary of the agreement, and expire on the fifth anniversary date. In consideration for the stock options issued to HMTF, the Company received $2.0 million in cash. The stock options have not been exercised to date.

IDT Charitable Foundation

In May 2001, the Company established the IDT Charitable Foundation (the “Foundation”) with the purpose of obtaining and contributing money or property from time to time to eligible charitable organizations. In July 2001, the Company funded the Foundation with 2.2 million shares of Class B common stock worth approximately $26.4 million at that time.

9.    Commitments and Contingencies

Item 3.    LEGAL PROCEEDINGS.

On January 29, 2001, we filed a complaint against Telefonica S.A., Terra Networks, S.A., Terra Networks, U.S.A., Inc., and Lycos, Inc. in the United States District Court for the District of New Jersey relating to a joint venture we entered into with Terra in October 1999 and subsequently terminated in April 2000 (the “Joint Venture”). The complaint asserted claims for, among other things, breaches of various contracts, breach of fiduciary duty, securities fraud, common law fraud and tortious interference with prospective economic advantage. Each defendant filed answers to the complaint, and Terra Networks, S.A. filed a counterclaim against us for $3.0 million for breach of the Conversion, Termination and Release Agreement, dated April 30, 2000 (the “Termination Agreement”). We filed an answer denying the material allegations contained in the counterclaim and asserted certain affirmative defenses. We then filed an amended complaint. All defendants moved to dismiss all counts of the Second Amended Complaint, except for Count I. We opposed the defendants’ motion and the motions were denied almost in their entirety. The defendants moved for reconsideration of the decision with regard to Counts X and XI (which asserted certain claims for breach of contract and breech of fiduciary duty). On October 2, 2002, the Court granted the motion for reconsideration and dismissed Counts X and XI. On September 13, 2002, defendant Telefonica, S.A. renewed its motion to dismiss for lack of personal jurisdiction. The Court has not yet ruled on that motion. In September 2002, we filed a motion for leave to file a third amended complaint to include a claim under Section 20(a) of the Securities Exchange Act against defendant Telefonica, S.A. The Magistrate Judge granted the motion, but Telefonica has appealed the decision to the District Judge and the appeal has not yet been decided. On or about May 19, 2003, Terra filed an answer to the second amended complaint and asserted a new counterclaim against us. The new counterclaim asserts that we fraudulently induced Terra to enter into the Joint Venture and the Termination Agreement. The counterclaim seeks rescission of those agreements (on which we have already realized gains as previously reported) and an unspecified amount of damages. We then filed a motion to dismiss the new counterclaim, which is still pending. The defendants have filed motions for summary judgment seeking the dismissal of substantially all of our claims,

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

but these motions are still pending. Fact discovery has been substantially completed, but expert discovery has not begun. No trial date has been set.

On May 25, 2001, we filed a Statement of Claim with the American Arbitration Association naming Telefonica Internacional, S.A. (“Telefonica”) as the Respondent. The Statement of Claim asserts that the Company and Telefonica entered into a Memorandum of Understanding (“MOU”) that involved, among other things, the construction and operation of a submarine cable network around South America (“SAm-I”). We claim, among other things, that Telefonica breached the MOU by: (a) failing to negotiate SAm-I agreements; (b) refusing to comply with the equity provisions of the MOU; (c) refusing to sell capacity and back-haul capacity pursuant to the MOU; and (d) failing to follow through on the joint venture. Telefonica responded to our Statement of Claim and filed a counterclaim which alleges, among other things: (1) fraud in the inducement; (2) tortious interference with prospective business relations; (3) breach of the obligations of good faith and fair dealing; and (4) declaratory and injunctive relief. Telefonica’s counterclaim did not specify the damages sought. IDT denied all material allegations of Telefonica’s counterclaims, and has vigorously defended against them. IDT claims damages of $3.15 billion. Hearings in the Arbitration began in April of 2002 and were concluded in March 2003, after 37 days of hearings. The parties completed and filed post-hearing briefs with the Arbitrators on May 20, 2003. IDT vigorously contested Telefonica’s arguments and evidence. Both IDT and Telefonica made claims for damages. In its post-hearing brief, Telefonica claimed damages totaling $4.7 billion. The parties now await the arbitration panel’s decision.

On or about February 19, 2002, six former employees of Teligent, Inc., on behalf of themselves and other similarly situated former employees of Teligent served a class action complaint against Teligent and us in the United States Bankruptcy Court, Southern District of New York for alleged damages as a result of an alleged violation of the Worker Adjustment and Retraining Notification Act. Plaintiffs and the defendant, Teligent, reached a settlement in the form of an unsecured claim, and now the plaintiffs are proceeding against us as the sole defendant. The matter was transferred to the U.S. District Court from the Bankruptcy Court and is in the discovery phase, which is currently scheduled to close on October 31, 2003. Plaintiffs estimate their damages in the range of $4 million, exclusive of attorneys’ fees. To date, the parties have not engaged in extensive settlement discussions, but the Court is encouraging mediation. Accordingly, the parties are currently attempting to secure a mutually agreeable mediator with the goal of reaching an amicable resolution of this action.

IDT Telecom

In September 2001, Alfred West filed a complaint against us and IDT Telecom in the U.S. District Court in New Jersey, seeking monetary damages of $25 million for alleged breach of contract, breach of implied covenant of good faith and fair dealing, fraud, negligent misrepresentation, promissory estoppel, quantum meruit, tortious interference and unfair competition. We filed counterclaims for fraud, negligent misrepresentation, breach of fiduciary duty, tortious interference and breach of contract. We have completed numerous depositions and fact discovery is complete. Expert reports have been exchanged and motions for summary judgment have been filed. The parties are awaiting a decision from the Court. Expert discovery is still not completed. A status conference was held on June 4, 2003 and the Magistrate ordered to parties to appear for Mediation. On August 12, 2003, the parties appeared for Mediation, which was unsuccessful. A status conference and oral argument on West’s motion for additional discovery is now scheduled for October 30, 2003.

On or about July 25, 2002, PT-1 Communications, Inc. (“PT-1”) filed a summons and complaint against IDT Corporation, IDT Netherlands, B.V., IDT Telecom, Inc. and IDT Domestic Telecom, Inc. in the United States Bankruptcy Court for the Eastern District of New York. PT-1 seeks to recover damages (a) for certain alleged fraudulent transfers of property of PT-1’s bankruptcy estate, (b) for unjust enrichment, and (c) for alleged

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

breaches under the agreement between the parties for the sale of PT-1’s debit card business to us, including our alleged failure to remit payment for use of certain telecommunication and platform services on or through PT-1 switches. We filed an answer and counterclaim and discovery is continuing. Fact discovery concluded on September 26, 2003 and a status conference was held on October 2, 2003. Expert reports have been exchanged. In total, PT-1 is seeking approximately $45 million in damages.

On or about March 12, 2003, a complaint was filed by the Continuing Creditors’ Committee of Star Telecommunications, Inc. for itself and on behalf of the Star Creditors’ Liquidating Trust (“Star”) against IDT Corporation, IDT Investments, Inc., IDT Netherlands, B.V., IDT Telecom, Inc. and IDT Domestic Telecom, Inc. in the United States Bankruptcy Court, District of Delaware. Star seeks to recover damages (a) for certain alleged fraudulent transfers of property of Star’s bankruptcy estate pursuant to the pre-petition sale of certain assets to us, or in the alternative, to set aside said sale and (b) for unjust enrichment pursuant to said sale. We have been served with the complaint, but our time to answer has been extended indefinitely. Star is currently taking no action to prosecute the claims against us.

On or about September 16, 2002, Mark B. Aronson filed a complaint against us in the Court of Common Pleas of Allegheny County, Pennsylvania seeking certification of a class consisting of consumers who subscribed to IDT long distance service and were charged a fee when we switched underlying carriers from Global Crossing to AT&T. We removed the case to Federal District Court in the Western District of Pennsylvania and then filed an answer and counterclaim on November 25, 2002. At this point no specific damages have been specified in the complaint. Thus, we cannot yet quantify our exposure. The Court denied plaintiff’s motion to remand the case to state court and granted our cross motion to transfer the case to the Federal Communications Commission (“FCC”). Our petition with the FCC was filed on April 30, 2003 and is currently pending.

On or about September 19, 2002, a complaint was filed by Ramon Ruiz against us and Union Telecard Alliance, LLC in the Supreme Court of the State of New York seeking certification of a class consisting of New York consumers who allegedly purchased and used our pre-paid calling cards from July 31, 2001 to the present and were charged any fee that was not specifically disclosed on the card packaging prior to purchase. The complaint seeks damages in excess of $100 million dollars. We filed our answer on November 19, 2002. The plaintiff filed a motion for a preliminary injunction and a motion for class certification. We filed opposition to the motion for a preliminary injunction and to the motion for class certification, and we also filed a motion for summary judgment. These motions have not been fully briefed yet and therefore have not been adjudicated before the Court.

On or about October 11, 2002, a complaint was filed by Paul Zedeck against us and Union Telecard Alliance, LLC in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, seeking certification of a class consisting of Florida consumers who from July 31, 2001 to the present allegedly purchased and used our prepaid calling cards and were charged any fee that was not specifically disclosed on the card packaging prior to purchase. The damages sought have not yet been quantified. On or about December 6, 2002, we served our answer to the complaint. The plaintiff filed a motion for class certification, which has not been fully briefed yet and therefore has not been adjudicated before the Court. In the meantime, discovery is ongoing.

On or about October 18, 2002, Morris Amsel filed a complaint against us and IDT Telecom, Inc. in the Supreme Court of the State of New York seeking certification of a class consisting of consumers in the United States who allegedly purchased our calling cards. Plaintiff’s complaint relates to payphone charges and international rates. The complaint seeks damages of not less than $100 million. We removed this case to the United States District Court for the Southern District of New York. On or about November 21, 2002, we served an answer to the complaint. We continue to respond to discovery requests.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On or about December 26, 2002, a complaint was filed by Ana Cardoso and Maria Calado against us, IDT Telecom, Inc., and Union Telecard Alliance, LLC in the Superior Court of the State of New Jersey, Union County, seeking certification of a nationwide class consisting of consumers throughout the United States who allegedly purchased our pre-paid non-rechargeable calling cards and were charged any fee that was not specifically disclosed on the card packaging prior to purchase. The damages sought have not yet been quantified. We removed this case to the Federal District Court for the District of New Jersey. On or about February 6, 2003, we served our answer on the complaint. With regard to this matter and the Amsel matter, we filed an application with the Multi-District Litigation Panel (the “MDL Panel”) seeking to consolidate for pre-trial purposes the Cardoso and Amsel actions. The motion to consolidate was heard before the MDL Panel on July 24, 2003. On August 21, 2003, the MDL Panel granted our motion to transfer and consolidate the two federal actions for pre-trial purposes before Judge William H. Walls in the District of New Jersey. On September 30, 2003, the parties appeared before Magistrate Judge Wigenton to set a new discovery schedule.

On or about February 5, 2003, a complaint was filed by Solomon Bitton against us and Union Telecard Alliance, LLC in the Superior Court of the State of New Jersey, Bergen County, seeking certification of a class consisting of New Jersey consumers who allegedly purchased our prepaid calling cards and were charged any fee that was not specifically disclosed on the card packaging prior to purchase. The damages sought have not yet been quantified. We served our answer to the complaint on April 3, 2003 and are in the process of responding to discovery requests. The parties attended an initial scheduling conference on May 22, 2003 and the court entered a schedule relative to class discovery. A status conference scheduled for October 28, 2003.

On or about June 11, 2003, we received a subpoena from the State of New Jersey, Department of Law and Public Safety, Division of Consumer Affairs, Office of Consumer Protection which sought copies of IDT advertisements and the dates and times that the advertisements appeared, and copies of all prepaid phone cards manufactured, packaged, distributed and/or serviced by IDT Corporation. We have produced documents to comply with the subpoena.

On or about April 22, 2003, the Company and Union Telecard Alliance received a Petition filed by Powell Palmares in the District Court of Nueces County, Texas, 105th Judicial District. In his petition, the plaintiff names numerous other defendants including Oblio Telecom; Northern California Telecommunications; Locus Telecommunications; Star Telecom Network; Astral Communications; Pacific Telecard; and Advanced Telecom Solutions. The plaintiff is seeking certification of a class consisting of all persons in Texas who allegedly purchased and used our prepaid calling cards and the other defendants’ prepaid calling cards and made calls to, or from, cellular telephone equipment. The damages sought have not yet been quantified. We filed our answer on June 2, 2003.

On or about August 27, 2003, Aerotel, Ltd., Aerotel U.S.A., and Aerotel U.S.A., LLC (“Aerotel”) filed a complaint against us and Union Telecard Alliance, LLC in the United States District Court, Southern District of New York, alleging infringement of U.S. Patent No. 4,706,275, entitled “Telephone System”, which was issued on November 10, 1987 to Aerotel Ltd. as the assignee of Zvi Kamil. The complaint seeks (i) a permanent injunction against defendants; (ii) damages, together with prejudgment interest and costs; (iii) trebling of damages awarded under 35 U.S.C. 284; (iv) attorneys fees and costs; and (v) such other relief as the Court may deem just and proper. Because we only recently received the complaint, we are still evaluating the potential impact. We believe that we have meritorious defenses to the allegations made in the complaint and intend to vigorously contest the claims. We are currently engaged in licensing negotiations with Aerotel. The parties have mutually agreed on an extension of the time to answer the complaint to facilitate these discussions. There can be no assurances that the negotiations will result in a license agreement.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On or about September 19, 2003, Irene Kieves served a complaint against us and IDT Telecom, Inc., which was filed in the Superior Court of New Jersey, Essex County. On October 17, 2003, we removed this case to the Federal District Court for the District of New Jersey. The plaintiff is seeking certification of a class consisting of all persons who subscribed to IDT long distance service and paid any Universal Service Fund surcharge associated with such service at any time since January 1, 1998. The damages sought have not yet been quantified. Because we only recently received the complaint, we are still evaluating the potential impact and our approach to contesting the claims or attempts to certify the classes.

Winstar

Through its corporate predecessor called IDT Winstar Acquisition, Inc., Winstar Holdings, LLC (“New Winstar”) acquired certain telecommunications assets formerly owned by Winstar Communications, Inc. and by its subsidiaries (collectively “Old Winstar”). In the aggregate, certain RBOCs alleged entitlement to roughly $8 million to $16 million in unpaid debts associated with Old Winstar’s use of facilities and circuits that New Winstar intends to use; for all of their unpaid debts, including debts associated with facilities and circuits that New Winstar does not intend to use, the RBOCs sought roughly $40 million from Old Winstar. Settlement has been reached with Verizon, and mediations and/or settlement discussions are still ongoing with other RBOCs. To the extent that a settlement agreement is not reached with any or all of these RBOCs, we expect that the appellate proceedings will resume. One possible outcome of an adverse ruling by the District Court on either the interim relief requested by New Winstar or on the merits of the case could be to permit the RBOCs to terminate facilities that are being used to provide service to our customers and therefore interrupt their service. While New Winstar expects to settle its ongoing disputes with Qwest, BellSouth and SBC, there can be no assurance that settlements will be reached in each case.

On April 15, 2003, Network Communications of Indiana (“NCI”) filed a four-count complaint in the Superior Court in Marion County, Indiana against us, Winstar Holdings, LLC, identified as a Subsidiary of IDT Winstar Acquisition, Inc., and Winstar Communications, LLC (the “Defendants”) seeking $8.7 million in damages. NCI signed a Non-Exclusive High Volume Independent Agent Marketing Agreement with Winstar Wireless on February 1, 1999. The Complaint asserts claims for: (1) Trade Secret Misappropriation; (2) Conversion; (3) Unfair Competition; and (4) Tortious Interference with Contractual Relations. The case has been removed to the United States District Court, Southern District of Indiana, Indianapolis Division. An initial Pre-Trial Conference was held before the United States Magistrate Judge Baker on September 2, 2003 to discuss scheduling issues and briefing deadlines. Defendants served their answer and motion for summary judgment on October 2, 2003. NCI’s response to the summary judgment motion is due by November 3, 2003 and Defendants’ reply is due by November 21, 2003.

On June 27, 2003, Christine C. Shubert, as Chapter 7 Trustee of the Debtors’ Estate (the “Trustee”), filed an adversary proceeding against Winstar Holdings, LLC, f/k/a IDT Winstar Acquisition, Inc., (the “Defendant”) in the Winstar Communications, Inc., et. al. bankruptcy case in the United States Bankruptcy Court for the District of Delaware claiming that the Defendant breached the Asset Purchase Agreement by retaining “Excluded Assets” as described in the Asset Purchase Agreement. Specifically, the Trustee claims: (1) Turnover of Estate Property; (2) Breach of the Asset Purchase Agreement; (3) Conversion; and (4) Unjust Enrichment. The Complaint alleges damages in excess of $3,301,625.24. The parties entered into a stipulation, which extends the Defendant’s time to answer or otherwise move with respect to the complaint through and including November 3, 2003.

Lucent Technologies, Inc. (“Lucent”) and Winstar Holdings, LLC (“Winstar”) are involved in a dispute relating to the acquisition by Winstar of various assets of Winstar Communications, Inc. and its various affiliates. Some of the assets purchased by Winstar consisted of Lucent switch equipment. A portion of the switch equipment is utilized within the Winstar network and is a necessary component of the network. The dispute relates to whether Winstar possesses the right to use the software embedded in the switch equipment. The parties are attempting to resolve this matter amicably through negotiations.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In or about June 2003, Integra Telecom Holdings, Inc. (“Integra”) filed a Complaint against Winstar Communications, LLC (“Winstar”), in the United States District Court for the District of Delaware. The Complaint alleges that Winstar breached a letter agreement for the sale of a telecommunications equipment switch and related equipment by failing to transfer to Integra the right to use software on the aforementioned switch. Integra also asserts a claim for indemnification for, inter alia, all costs and expenses it must incur to acquire a license to use the switch’s software applications and for Declaratory Judgment from the Court declaring, inter alia, that Winstar is liable under the Agreement and other authority. Integra alleges that it is entitled to damages in an amount not less than $2.7 million. Winstar has filed an Answer and discovery has commenced.

On or about August 29, 2003, IDT Corporation, Winstar Communications, LLC, and Winstar of New Jersey, LLC (collectively “Plaintiffs”) filed a complaint in the United States District Court, District of New Jersey seeking damages and equitable relief against numerous defendants, the Building Owners and Managers Association International (“BOMA”), the Building Owners and Managers Association of New Jersey, CarrAmerica Realty Corp. and CarrAmerica Development, Inc., Trizec Properties, Inc, TrizecHahn Newport, L.L.C., and Trizec Realty, Inc., Trammel Crow Company, CB Richard Ellis, Inc., Hines Corporate Properties, L.L.C. and Hines Interests, L.P., and Shorenstein Company, L.L.C. (hereinafter collectively referred to as “Defendants”). Plaintiffs’ claims included (i) Violations of Section 1 of the Sherman Act; (ii) Violations of the New Jersey Antitrust Act; (iii) Violation of Sections 201(B) and 202(A) of the Communications Act of 1934, as Amended; (iv) Tortious Interference with Prospective Business Relations; and (v) Breach of Duty of Good Faith and Fair Dealing. The case was assigned to United States Magistrate Judge G. Donald Haneke. After examining the complaint, the Magistrate Judge determined that this is a somewhat complex case, which might benefit from early judicial intervention with the hope of an early resolution. Therefore, Magistrate Judge Haneke set the matter down for a conference on September 25, 2003 and invited all parties to attend. At the conference, Magistrate Judge Haneke designated BOMA as a point of contact for all defendents. Magistrate Judge Haneke also met with the parties individually to hear their initial positions. On October 16, 2003, Magistrate Judge Haneke signed and released a Stipulation which set forth certain scheduling dates and also required that counsel for BOMA and counsel for Plaintiffs meet to discuss a possible resolution of this case with counsel for BOMA serving as the point of contact for all Defendants.

Net2Phone

On February 15, 2000, Multi-Tech Systems, Inc. filed suit against Net2Phone and other companies in the United States Federal District Court in Minneapolis, Minnesota. Multi-Tech alleged “the defendant companies are infringing because they are providing the end users with the software necessary to simultaneously transmit voice and data on their computers in the form of making a phone call over the Internet”. On August 16, 2002, following an initial hearing, the Court issued an order construing the claims of all the patents in suit in a way that Net2Phone considers favorable to its non-infringement defenses. On October 31, 2002, the Court entered a consent judgment dismissing the patent infringement claims asserted by Multi-Tech Systems, Inc. On November 19, 2002, Multi-Tech filed an appeal with the United States Court of Appeals for the Federal Circuit. Net2Phone continues to defend this appeal vigorously.

Four substantially similar class-action lawsuits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired Net2Phone’s stock between July 29, 1999 and December 6, 2000. Net2Phone and certain of Net2Phone’s executive officers, directors and underwriters involved in our initial public offering were named as defendants in these complaints. The complaints allege, in part, that certain underwriters of Net2Phone’s initial public offering violated federal securities laws by failing to disclose that they had solicited and received undisclosed commissions and allocated shares in Net2Phone’s initial public offering to those investors in exchange for their agreement to purchase Net2Phone shares in the after-market at pre-determined prices. The complaints also allege that, whether or not Net2Phone and the named executives were aware of the underwriters’ arrangements, Net2Phone and the named executives have statutory liability under the federal securities laws for issuing a registration statement in connection with Net2Phone’s initial public offering that failed to disclose that these allegedly undisclosed arrangements existed. The suits against Net2Phone are substantially the same as suits asserting the same allegations that have been filed against several hundred other companies that closed their initial public offerings at or about the same time. The deadline for all defendants to respond to the complaints has been extended by the courts to which the various cases have been assigned. Net2Phone has been able to secure the voluntary dismissal of the claims against those executive officers and directors named in the lawsuits. In addition, Net2Phone’s underwriting agreement with its underwriters provides for indemnification of Net2Phone and its executives and directors for liabilities arising out of misstatements in Net2Phone’s registration statement attributable to material non-disclosures by the underwriters. Net2Phone intends to pursue its indemnification claims against the underwriters. In addition, Net2Phone maintains directors and officers’ liability insurance coverage, which should substantially cover the costs of defending the various suits.

In August 2002, Net2Phone and its ADIR subsidiary consummated the settlement of their lawsuit in the United States District Court for the District of New Jersey against Cisco and a Cisco executive who had been a member of the board of directors of ADIR Technologies, Inc., Net2Phone’s majority-owned subsidiary. The suit arose out of the relationships that had been created in connection with Cisco’s and Net2Phone’s original investments in ADIR and out of ADIR’s subsequent purchase of NetSpeak, Inc. in August 2001. The parties settled the suit and all related claims against Cisco and the Cisco executive in exchange for: (i) the transfer, during the first quarter of fiscal 2003, to Net2Phone of Cisco’s and Softbank Asia Infrastructure Fund’s respective 11.5% and 7.0% interests in ADIR, and (ii) the payment by Cisco, during such quarter, of $19.5 million to Net2Phone and ADIR. As a result of this settlement, the Company recognized, for the quarter ended October 31, 2002, a gain of $58.4 million consisting of a $38.9 million reduction in minority interests as a result of the transfer of the ADIR shares and receipt of settlement proceeds of $19.5 million less $1.6 million of legal and other expenses related to the settlement that were recorded in fiscal 2002 and $0.4 million in compensation expense related directly to the settlement that was recorded during the three months ended January 31, 2003.

We are subject to other legal proceedings, which have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurances in this regard, in the opinion of our management, such proceedings, as well as the aforementioned matters, will not have a material adverse effect on our results of operations, cash flows, or our financial condition.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

30.1

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease Obligations

The future minimum payments for capital and operating leases as of July 31, 2003 are approximately as follows:

	Operating Leases	Capital Leases
	(in thousands)
Year ending July 31:
2004	$80,709	$30,826
2005	50,075	20,928
2006	43,743	19,448
2007	30,680	4,101
2008	27,721	4,115
Thereafter	145,179	—

Total payments	$378,107	79,418

Less amount representing interest		(6,472)
Less current portion		(27,862)

Capital lease obligations—long-term portion		$45,084

Rental expense under operating leases was approximately $45.0 million, $33.5 million and $4.9 million for the years ended July 31, 2003, 2002 and 2001, respectively. In addition, connectivity charges under operating leases was approximately $34.2 million, $32.4 million, and $41.8 million, for the years ended July 31, 2003, 2002, and 2001, respectively. The significant increase in rental expense in the year ended July 31, 2002 is due primarily to the significantly higher number of operating leases associated with our IDT Solutions segment, which was acquired in December 2001.

Commitments

The Company has entered into purchase commitments of approximately $45.9 million as of July 31, 2003, primarily related to connectivity agreements. In addition, in April 2002, the Company entered into a four-year agreement to grant a telecommunications provider an exclusive right to service the Company’s consumer phone service business traffic, in which the Company agreed to purchase a minimum usage over the term of the agreement. In the event that the Company terminates the agreement before the expiration date, the Company is subject to an early termination penalty of $10 million if canceled in the second year, $5 million if cancelled in the third year and $2 million if cancelled in the fourth year.

The Company has guaranteed payments to certain of its vendors through May 2012. Such guarantees amounted to $10.7 million as of July 31, 2003. As of July 31, 2003, the Company has letters of credit outstanding totaling $30.9 million, of which $21.2 million expires in August 2006 and the remainder expires in Fiscal 2004 though Fiscal 2009. Approximately $2.9 million and $22.2 million of cash is restricted against such letters of credit, and is included in cash and cash equivalents as of July 31, 2003 and 2002, respectively.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net2Phone has certain payment obligations related to a guarantee of value of 585,325 shares of Net2Phone common stock which are secured by standby letters of credit from a US commercial bank, which are, in turn, collateralized by a $21.8 million money market account held by the bank. The letters of credit expire in August 2006. The restricted money market account funds are classified as restricted cash-long term on the Company’s balance sheet.

10.    Defined Contribution Plans

The Company maintains 401(k) Plans (the “Plans”) available to all employees meeting certain eligibility criteria. The Plans permit participants to contribute up to 20% of their salary, not to exceed the limits established by the Internal Revenue Code. The Plans provide for matching contributions up to a maximum of 6% of covered compensation, which vests over five years. All contributions made by participants vest immediately into the participant’s account. For the years ended July 31, 2003, 2002 and 2001, Company contributions to the Plans amounted to approximately $1.4 million, $1.7 million and $0.8 million, respectively. In addition, for the year ended July 31, 2003, Net2Phone contributed 275,174 shares of their common stock, as matching contributions, to their 401(k) Plan. The Company’s common stock and Class B common stock are not investment options for the Plans’ participants.

11.    Business Segment Information

The Company has five reportable business segments: Wholesale Telecommunications Services, Retail Telecommunications Services, IDT Solutions, Internet Telephony, and IDT Media. The operating results of these business segments are distinguishable and are regularly reviewed by the Company’s chief operating decision maker.

The Wholesale Telecommunications Services business segment consists of wholesale carrier services provided to other long distance carriers. The Retail Telecommunications Services business segment includes domestic and international prepaid, rechargeable and private label calling cards, and consumer phone services to individuals and businesses. The IDT Solutions business segment, which commenced operations in December 2001 upon the acquisition of assets from Winstar Communications, Inc. and certain of its subsidiaries, operates through Winstar Holdings, LLC as a competitive local exchange carrier (“CLEC”) using fixed wireless technology to provide local and long distance phone services, and high speed Internet and data communications solutions. The Internet Telephony business segment reflects the results of the Company’s reconsolidated subsidiary, Net2Phone, effective October 23, 2001, which is a provider of voice over Internet Protocol, or VoIP, telephony products and services and has recently begun offering cable telephony services. The IDT Media business segment operates several media and entertainment-related businesses, including a digital animation production company, a talk radio network, a radio station in the Washington, D.C. metropolitan area, and a call center business.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates the performance of its business segments based primarily on operating income (loss). All corporate overhead is allocated to the business segments, except for certain specific corporate costs, such as corporate management compensation, treasury and tax management costs, investor and public relations costs, corporate legal and governance costs, and insurance and facilities costs which were not allocated to the business segments. Operating results and other financial data presented for the principal business segments of the Company for the years ended July 31, 2003, 2002 and 2001 are as follows (in thousands):

	Wholesale Telecommunications Services	Retail Telecommunications Services	IDT Solutions (1)	Internet Telephony (2)	IDT Media	Corporate	Total
Year ended July 31, 2001
Revenues	$388,120	$816,384	$—	$—	$26,446	$—	$1,230,950
Operating loss	(69,454)	(34,118)	—	—	(265,600)	(63,538)	(432,710)
Non-cash compensation	3,082	—	—	—	—	—	3,082
Depreciation and amortization	23,472	26,719	—	—	7,519	2,641	60,351
Total assets	516,395	1,028,069	—	—	269,062	68,063	1,881,589
Year ended July 31, 2002
Revenues	289,310	1,121,674	79,604	71,857	21,349	—	1,583,794
Operating income (loss)	(30,572)	61,396	(96,644)	(216,049)	(132,006)	(26,466)	(440,341)
Non-cash compensation	—	—	1,894	14,546	—	—	16,440
Depreciation and amortization	20,696	33,988	6,691	17,900	2,253	2,388	83,916
Total assets	220,060	1,078,195	159,726	169,742	91,776	58,163	1,777,662
Year ended July 31, 2003
Revenues	405,473	1,233,190	87,553	80,769	27,562	—	1,834,547
Operating income (loss)	(27,594)	90,963	(88,762)	9,652	(9,066)	(48,813)	(73,620)
Non-cash compensation	2,791	—	—	15,303	—	14,192	32,286
Depreciation and amortization	20,283	40,859	13,480	11,037	1,948	1,702	89,309
Total assets	$204,109	$1,121,273	$93,656	$146,097	$126,716	$40,491	$1,732,342

(1)	IDT acquired the assets currently held by Winstar (through which the IDT Solutions segment operates) in December 2001. Accordingly, results of operations for the year ended July 31, 2002 for the IDT Solutions segment reflects only the period that the Company owned and operated the Winstar assets.

(2)	For the year ended July 31, 2001, IDT reported its share of the net loss of its Internet Telephony segment, which consists of its investment in Net2Phone, under the equity method of accounting. Accordingly, IDT recorded $58.8 million for the year ended July 31, 2001, as equity in loss of affiliates within other income (expense). During the period in which IDT accounted for its investment in Net2Phone using the equity method, the Company’s chief operating decision maker evaluated the performance of IDT’s Internet Telephony segment based primarily on its cash, cash equivalents, restricted cash and marketable securities balances and based on its net cash used in operating activities. As of July 31, 2001, the balance of cash, cash equivalents, restricted cash and marketable securities of Net2Phone was $254.0 million. For the year ended July 31, 2001, Net2Phone’s net cash used in operating activities was $115.1 million.

Revenue’s from customers located outside of the United States represented approximately 19%, 19% and 16% of total revenues for the years ended July 31, 2003, 2002 and 2001, respectively, with no single foreign country representing more than 10% of total revenues. Western Europe represented 15%, 17%, and 15% of total revenues for the years ended July 31, 2003, 2002 and 2001, respectively. Revenues by country is determined based on the country where the customer is invoiced. Net long-lived assets and net total assets, held outside of the United States, primarily in Western Europe, totaled approximately $31.9 million and $145.9 million as of July 31, 2003 and $19.3 million and $77.1 million as of July 31, 2002, respectively.

12.    Additional Financial Information

Trade accounts payable includes approximately $75.8 million and $85.1 million due to telecommunication carriers at July 31, 2003 and July 31, 2002, respectively.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Acquisitions

PT-1 Communications

In February 2001, the Company purchased certain assets of PT-1 Communications, Inc., a wholly-owned subsidiary of STAR Telecommunications, Inc., relating to its prepaid calling card business. The purchase price of approximately $26.3 million consisted of a payment of cash and assumption of certain liabilities, including the obligation to honor the outstanding phone cards of PT-1. Substantially all of the purchase price was recorded as goodwill.

Equity Interests in Teligent and ICG Communications

In April 2001, through its IDT Investments, Inc. subsidiary, the Company acquired from Liberty Media (i) a company whose sole asset was 21.4 million shares of Teligent, Inc. Class A common stock, as well as (ii) an interest in ICG Communications, Inc. (“ICG”), represented by 50,000 shares of ICG’s 8% Series A-1 convertible preferred stock and warrants to purchase approximately 6.7 million shares of ICG’s common stock. In exchange, IDT Investments issued Liberty Media a total of 10,000 shares of its Class B common stock and 40,000 shares of its Series A convertible preferred stock. Upon completing the transaction, IDT effectively owned approximately 32% of the equity of Teligent, and approximately 29% of the equity of ICG. The total consideration for Teligent and ICG’s April 2001 transaction was approximately $10.3 million and $3.4 million, respectively.

In May 2001, through its IDT Investments subsidiary, the Company entered into an agreement with various affiliates of HMTF to increase IDT’s strategic investments in Teligent and ICG. Under the terms of the agreement, the HMTF affiliates received 18,195 shares of IDT Investments’ Series B convertible preferred stock in exchange for the HMTF affiliates’ stakes in Teligent and ICG. The HMTF affiliates owned 219,998 shares of Teligent’s Series A 7 3/4% convertible preferred stock, 23,000 shares of ICG’s 8% Series A-2 convertible preferred stock and warrants to purchase approximately 3.1 million shares of ICG’s common stock. Upon completing the transaction, IDT effectively owned approximately 37% of the equity of Teligent, and approximately 42% of the equity of ICG. The total consideration for Teligent and ICG’s May 2001 transaction was approximately $2.0 million and $1.6 million, respectively.

The pro-rata share of the losses of Teligent and ICG recorded by IDT subsequent to these acquisitions have fully eliminated the carrying value of the Company’s investment in these companies.

Winstar

On December 19, 2001, the Company, through a subsidiary, acquired substantially all of the core domestic telecommunications assets of Winstar Communications, Inc. and certain of its subsidiaries (“Old Winstar”) that are debtors and debtors in possession in bankruptcy proceedings pending before the United States Bankruptcy Court for the District of Delaware. The acquiring subsidiary was subsequently renamed Winstar Holdings, LLC (“New Winstar”). New Winstar operates as a competitive local exchange carrier (“CLEC”) in multiple jurisdictions using fixed wireless technology to provide local and long distance voice services, and Internet connectivity and data transmission services (the “Business”). The company currently offers the Winstar services under the name IDT Solutions.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price for the Old Winstar assets consisted of $30.0 million in cash, 1.0 million in newly issued shares of IDT Class B common stock valued at $12.5 million and 5% of the common equity interests in New Winstar (the remaining 95% of the common equity interests as well as all of the preferred equity interests in New Winstar were owned by a subsidiary of IDT). The final allocation of the purchase price, after the determination of certain acquired balances, is as follows (in thousands):

Trade accounts receivable and other current assets	$58,511
Property, plant, equipment and intangible assets	41,913
Trade accounts payable, accrued expenses and other current liabilities	(55,687)
Minority interest	(2,237)

Value of assets acquired	$42,500

The fair value of the Old Winstar assets acquired and liabilities assumed exceeded IDT’s acquisition price. Therefore, in accordance with SFAS No. 141, Business Combinations, the excess value over the acquisition price has been allocated as a pro rata reduction of the amounts that otherwise would have been assigned to the acquired assets, except with respect to the following:

•	Trade accounts receivable—present values of amounts to be received, less allowances for uncollectibility and collection costs.

•	Other current assets (principally assets to be sold)—fair value less cost to sell.

•	Trade accounts payable, accrued expenses and other current liabilities (principally relating to contractual agreements assumed)—present values of amounts to be paid.

On April 16, 2002, IDT, through a subsidiary, purchased the 5% of common equity interests in New Winstar that it did not own. Consideration consisted of 0.8 million shares of IDT Class B common stock, which were valued at $13.3 million.

The following pro forma financial information presents the combined results of operations of IDT and Old Winstar, as if the Old Winstar asset acquisition had occurred as of August 1, 2001, after giving effect to certain adjustments, including depreciation expense, income taxes and the issuance of IDT Class B common stock as part of the purchase price. The following pro forma financial information does not necessarily reflect the results of operations that would have occurred had IDT and Old Winstar been a single entity during the fiscal year ended July 31:

	2002	2001
	(in thousands, except per share data)
Revenues	$1,656,494	$1,447,575
Loss before cumulative effect of accounting change	$(237,563)	$(2,650,451)
Net loss	$(384,546)	$(2,650,451)
Earnings per share:
Loss before cumulative effect of accounting change
Basic	$(3.13)	$(37.82)
Diluted	$(3.13)	$(34.62)
Net loss
Basic	$(5.06)	$(37.82)
Diluted	$(5.06)	$(34.62)
Weighted-average number of shares used in calculation of earnings per share
Basic	75,974	70,083
Diluted	75,974	76,568

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Film Roman

On May 22, 2003, the Company, through DPS, purchased a 54.9% interest in Film Roman, Inc., consisting of 10.5 million shares of common stock of Film Roman at a purchase price of $0.09 per share, representing an aggregate cash purchase price of $0.9 million. In addition, on September 22, 2003, IDT Media, in two separate privately negotiated transactions, acquired an additional 4.1 million shares of Film Roman common stock in exchange for 68,517 shares of IDT’s Class B common stock, which increased IDT’s ownership interest in Film Roman’s common stock to 76.2%. DPS has also agreed to lend Film Roman up to $2.1 million that can be converted at the option of DPS into additional shares of Film Roman common stock. Film Roman develops, produces and licenses a broad range of television programming for the television network, cable television, first-run domestic syndication and international markets. The acquisition was accounted for under the purchase method of accounting, and accordingly, the net assets and results of operations of the acquired business have been included in the consolidated financial statements from the date of acquisition.

Telewest

On May 23, 2003, the Company purchased 636.1 million ordinary shares and 60.3 million limited voting convertible ordinary shares of Telewest Communications plc for a cash purchase price of $5.0 million. Telewest is the second largest cable provider in the United Kingdom. The acquired shares represent a 24% economic interest in the outstanding ordinary shares of Telewest. Telewest is in the process of finalizing a debt to equity swap, which would result in a decrease of the ownership interest of Telewest’s current shareholders to 1.5% of Telewest after the debt swap. As a result of the pending debt to equity swap, IDT’s 24% economic interest in Telewest would be reduced to .36%. Due to this pending debt to equity swap, the significant discount at which the shares were purchased, and the significant number of shares held by the Company, which is substantially in excess of the daily trading volume of Telewest, the Company is unable to obtain a market value of its interest in Telewest. In addition, the Company does not have a significant influence in Telewest. Accordingly, the Company is carrying its investment in Telewest at its historical cost.

Vanguard Animation

On July 21, 2003, the Company purchased a 12.5% interest in Vanguard Animation, LLC in exchange for $2.0 million. In addition, the Company entered into an agreement to lend Vanguard, under certain conditions as defined, up to $8.0 million, consisting of up to $3.0 million after the twelve-month anniversary date (“Tranche A”) and up to $5.0 million after the twenty-fourth month anniversary date (“Tranche B”). Interest on the notes is payable at the rate of 8.5% per annum, compounded quarterly. Interest and principal on the amounts loaned under Tranche A or Tranche B are due and payable on the fifth anniversary of the first drawdown of such tranche. In addition, as a condition and concurrent with each loan, the Company is to receive an additional percentage interest in Vanguard, as defined in the agreement. The Company does not have a significant influence in Vanguard, and, accordingly, is carrying its investment at historical cost.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended July 31
	2003	2002	2001
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(17,517)	$(303,349)	$532,359

Denominator:
Weighted-average number of shares used in calculation of earnings per share—Basic	80,176	75,108	68,301
Effect of stock options	—	—	6,485

Weighted-average number of shares used in calculation of earnings per share—Diluted	80,176	75,108	74,786

Earnings per share:
Basic	$(0.22)	$(4.04)	$7.79
Diluted	$(0.22)	$(4.04)	$7.12

The following securities have been excluded from the dilutive per share computation as they are antidilutive:

	Year ended July 31
	2003	2002	2001
	(in thousands)
Stock options	16,167	14,159	1,163
Contingently issuable shares	320	369	—

Total	16,487	14,528	1,163

15.     Gain on Sales of Subsidiary Stock

On April 17, 2003, a subsidiary of Liberty Media purchased from IDT Media 88.235 newly-issued shares of IDT Media’s Class A common stock, at a price of $283,334 per share, representing an aggregate cash purchase price of $25.0 million. IDT Media operates several media and entertainment-related businesses, including a digital animation production company, a talk radio syndication network, a talk-radio station in the Washington, D.C. metropolitan area, and a call center business. As a result of this sale of subsidiary stock, the Company’s ownership percentage in IDT Media decreased from 100% to 94.4%.

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

In August 2000, IDT sold 14.9 million shares of Net2Phone common stock at $75.00 per share. Net proceeds to the Company as a result of this sale were $1,042.1 million. The Company’s ownership interest in Net2Phone as a result of this transaction decreased from 45.0% to 16%. During the year ended July 31, 2001, the Company recorded a total gain of $1,037.7 million in conjunction with this transaction.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Comprehensive Income (Loss)

The accumulated balances for each classification of comprehensive income (loss) were as follows (in thousands):

	Unrealized gain (loss) in available-for- sale securities	Foreign currency translation	Accumulated other comprehensive loss
Beginning balance at July 31, 2000	$(94,044)	$1,391	$(92,653)
Change during period	91,507	(1,429)	90,078

Balance at July 31, 2001	(2,537)	(38)	(2,575)
Change during the period	1,075	(935)	140

Balance at July 31, 2002	(1,462)	(973)	(2,435)
Change during the period	(5,931)	286	(5,645)

Balance at July 31, 2003	$(7,393)	$(687)	$(8,080)

17.    Price Guarantee of Class B Common Stock

In March 2001, the Company exercised an option to sell to AT&T approximately 2.0 million shares of its Class B common stock for approximately $74.8 million. In conjunction with the formation of the NTOP LLC, in October 2001, IDT guaranteed to AT&T the value of approximately 1.4 million shares of the IDT Class B common stock that was still being retained by AT&T. The guarantee provided that if the value of IDT Class B common stock was less than $27.5 million on October 19, 2002, and AT&T or an affiliate retained all the shares through such date, then IDT would be obligated to pay AT&T the difference between $27.5 million and the then-current market price with cash, additional shares of IDT Class B common stock, or a combination of both, at the option of IDT. In December 2002, the Company and AT&T amended the guarantee to provide that if the value of IDT Class B common stock retained by AT&T and/or certain of its affiliates is less than $29.4 million on December 31, 2003, IDT would be obligated to pay to AT&T (in cash, additional shares of Class B common stock, or a combination of both, at the option of IDT) the difference between $29.4 million and the then-current market price of such retained shares. As a result of this amendment, IDT was not required to make any payments in respect of the price guarantee to AT&T during Fiscal 2003. In connection with this obligation, the Company recorded in “investment and other income (expense)” a $0.5 million reversal and a $5.3 million charge during the years ended July 31, 2003 and 2002, respectively. This reversal and charge was based on changes in the market value of IDT Class B common stock through July 31, 2003 and 2002, respectively. Based on the closing price of IDT Class B common stock on July 31, 2003 and 2002, the Company’s total liability to AT&T for the guarantee was $4.8 million and $5.3 million, respectively.

18.    Settlement by Net2Phone of Litigation

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reduction in minority interests as a result of the transfer of the ADIR shares and (ii) the receipt of settlement proceeds of $19.5 million. During the second quarter of Fiscal 2003, Net2Phone recorded an additional $0.4 million in executive compensation expense directly related to the Cisco settlement.

19.    Restructuring, Severance and Impairment Charges

The following table summarizes the charges included in restructuring, severance and impairment charges in the consolidated statements of operations:

	Year ended July 31,
	2003	2002	2001
	(in thousands)
Net2Phone:
Workforce reductions	$4,115	$13,882	$—
Exit and other costs	3,970	16,976	—
Separation agreements of former CEO, CFO and COO	2,877	12,623	—
Impairment charges	1,550	99,710	—
Loss on assets held for sale	265	—	—
Reserve adjustments	(5,415)	—	—
IDT:
Tycom impairment	—	110,400	193,400
Equipment impairment	5,950	3,910	5,957

Total	$13,312	$257,501	$199,357

Workforce Reductions

On October 24, 2002, Net2Phone announced that it was reducing its staff by approximately 20%, or 55 employees. This staff reduction was primarily focused on consolidating Net2Phone’s development and support organizations and scaling back development activities that were not critical to revenue generating business lines. Net2Phone had an additional workforce reduction of 8 employees in the fourth quarter of Fiscal 2003. Of the $4.1 million of severance related charges incurred in Fiscal 2003, approximately $4.0 million was the result of these two staff reduction initiatives.

In November 2001, Net2Phone announced plans to restructure its operations, which included the elimination of various lines of development business related to Voice Hosting products and specific Enterprise products, relocation of certain facilities, and a reduction in workforce of approximately 270 employees. As as result of this restructuring, there was a charge of $6.2 million recorded in Fiscal 2002 related to the workforce reduction. All 270 employees were terminated in November 2001 when the plan was announced.

In February 2002, ADIR announced a reduction in workforce of approximately 60 employees. ADIR reduced its workforce since much of its business plans and activities focused on developing software for Cisco and an impasse was reached with Cisco refusing to honor commitments provided to Net2Phone during ADIR’s formation. ADIR recorded a charge of approximately $1.3 million in Fiscal 2002 related to the terminated employees.

Also in February 2002, Net2Phone announced plans to reduce its workforce by approximately 85 employees or 28%. Net2Phone underwent a significant restructuring process, identifying business lines that required lower

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

capital expenditures and provided a greater return on investment with higher margins. As such, Net2Phone significantly reduced its workforce and scaled back certain unprofitable businesses, including its disposable calling card business and wholesale termination business. By reducing its workforce and eliminating some associated allocated costs, Net2Phone was able to retain the profitable calling cards and terminating routes. Net2Phone recorded a severance charge of approximately $3.5 million in Fiscal 2002 relating to the workforce reduction.

In April 2002, Net2Phone communicated plans to further reduce its workforce by 20 employees. Net2Phone scaled back its technical development team, which had been working on projects related to the restructured businesses. Net2Phone recorded severance of approximately $0.9 million in Fiscal 2002 related to this additional workforce reduction.

As a result of unresolved negotiations with Cisco, ADIR announced an additional reduction of workforce of 30 employees in May 2002, which resulted in severance charges of $2.0 million in Fiscal 2002.

Exit and Other Costs

During Fiscal 2003, Net2Phone incurred exit and other costs of approximately $4.0 million. These included $1.9 million for the write off of fixed assets that Net2Phone was unable to deploy in its network; $1.6 million relating to lease termination costs on various leases, including ADIR’s Boca Raton lease, which was ultimately terminated on May 8, 2003; and $0.5 million relating to the sale of its web-based banner advertising business in Fiscal 2002.

As a result of the Fiscal 2002 restructurings, Net2Phone eliminated various equipment and network build-outs, and incurred costs to exit connectivity agreements. These exit activities resulted in total costs of approximately $7.9 million. The restructurings also led to the reduction of operations at various Net2Phone and ADIR locations. As a result, Net2Phone and ADIR incurred lease related exit costs, which totaled approximately $6.3 million. Also in Fiscal 2002, Net2Phone exited its web-based banner advertising business by selling its assets and the assets of Mail.com to the management group of this division. As a result of the transaction, Net2Phone incurred a $1.8 million loss and retained a 10 percent equity interest in the entity formed to acquire the business. Partially offsetting these Fiscal 2002 exit costs was a favorable mark-to-market adjustment relating to the Aplio settlement obligations.

Also, in Fiscal 2002, Net2Phone recorded $1.6 million of legal and other expenses related to the ADIR settlement.

Separation Agreements of Net2Phone’s Former CEO, CFO and COO

In October 2001, Howard Balter resigned as Net2Phone’s Chief Executive Officer. Pursuant to an agreement between Mr. Balter and Net2Phone, Mr. Balter waived various rights under his employment agreement, entered into a 30-month restrictive non-compete covenant and agreed to provide consulting services for a 15 month period, all in exchange for settlement of various loans from Net2Phone and the guarantee of continued benefits for a similar period. In addition, Mr. Balter’s options were repriced at the conclusion of the first three months of the consultancy period. Mr. Balter waived all rights to assert any claims against Net2Phone and ADIR relating to his employment agreement with Net2Phone. The aggregate principal amount of Mr. Balter’s borrowings from Net2Phone and ADIR was $4.4 million. In addition, Net2Phone had guaranteed the repayment of a bank loan to Mr. Balter in the principal sum of $5.0 million. Net2Phone repaid the bank loan and forgave $2.0 million of the other indebtedness after the completion of the first three months of his consulting period and agreed to forgive the balance after the completion of the entire consulting period. As a result of this agreement, there were charges of $9.5 million in Fiscal 2002. The charge primarily consists of $3.9 million for the repricing of options, $5.4 million of loan forgiveness, and approximately $0.2 million of amortization of the

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

non-compete covenant which was valued at $0.8 million. During Fiscal 2003, an additional $1.9 million was recorded relating to Mr. Balter’s separation agreement. There will be future charges of approximately $0.2 million relating to this separation agreement.

In January 2002, Ilan Slasky tendered his resignation as Net2Phone’s Chief Financial Officer. Mr. Slasky’s resignation became effective upon his successor’s assumption of the responsibility in March 2002. Pursuant to an agreement between Mr. Slasky and Net2Phone, Mr. Slasky waived all of his rights under his employment agreement, entered into a 2 year restrictive non-compete covenant and agreed to provide consulting services for a 4 year period, all in exchange for settlement of various loans with Net2Phone and the guarantee of continued benefits for a similar period. In addition, Mr. Slasky’s options were repriced on January 31, 2002. Of the 300,000 options repriced at this time, 232,000 were exercised immediately. The remaining 68,000 options were exercised during the second quarter of Fiscal 2003. The aggregate principal sum of Mr. Slasky’s borrowings from Net2Phone was $1.5 million. Net2Phone agreed to forgive these borrowings in four equal installments upon the completion of each of the four years of his consulting arrangement. Net2Phone recorded charges of $2.7 million for Fiscal 2002 and $0.6 million for Fiscal 2003, and will record future charges of $1.2 million, relating to Mr. Slasky’s separation agreements.

In April 2003, Norman Klugman, Net2Phone’s Chief Operating Officer, announced his intention to resign and terminated his employment with Net2Phone in July 2003. During Fiscal 2003, Net2Phone recorded a $0.8 million charge related to a severance agreement reached with Mr. Klugman. Mr. Klugman waived all of his rights under his employment agreement.

Impairment Charges

During Fiscal 2003, Net2Phone recognized $0.9 million of net impairment charges related to the elimination of various equipment and network build-outs, $0.4 million of impairment charges to capitalized software related to the de-emphasis of its carrier services business and $0.2 million of charges relating to the write-off of acquired software and equipment due to vendor bankruptcies.

An impairment charge of $83.9 million was recognized during the third quarter of Fiscal 2002 when it was determined that the future undiscounted cash flows of Net2Phone’s long-lived assets were estimated to be insufficient to recover their related carrying values. As such, the carrying values of these assets were written down to their estimated fair value, estimated using the present value of expected future cash flows.

Additionally, during the third quarter of Fiscal 2002, as a result of the significant reduction in ADIR’s workforce, the goodwill for ADIR’s software sales reporting unit was tested for impairment and, as a result, a goodwill impairment loss of $11.6 million was recognized. The fair value used to measure the impairment was estimated using the present value of expected future cash flows.

Also during the third quarter of Fiscal 2002, as a result of the plan to restructure its operations and eliminate various lines of development, an impairment review of Net2Phone’s long-lived assets and identifiable intangible assets was conducted as of April 30, 2002, in accordance with SFAS No. 121. As a result of this analysis, Net2Phone recorded impairment charges of approximately $2.0 million related to customer lists, $0.5 million related to technology and $1.7 million related to developed product technology assets. The impairment charge was calculated as the amount by which the carrying amount of the assets exceeded their fair values, estimated using the present value of expected future cash flows.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loss on Assets Held For Sale

Net2Phone purchased equipment early in Fiscal 2002 that it expected would eventually be deployed in its network. However, during Fiscal 2003, Net2Phone determined that it would not deploy this equipment and has, therefore, engaged in a plan to sell these assets in the secondary equipment market. Upon the determination that it would sell these assets, Net2Phone reviewed their carrying values and determined that a write down to their net realizable value was required. Accordingly, Net2Phone took a charge of approximately $0.3 million during the fourth quarter of Fiscal 2003 that reflected this write down. Net2Phone expects to sell the remaining $0.3 million of these assets during Fiscal 2004.

Reserve Adjustments

During Fiscal 2003, Net2Phone recorded reserve adjustments of $(5.4) million. During the first quarter of Fiscal 2003, Net2Phone reversed $2.1 million of previously recognized charges as a result of a preliminary settlement agreement with vendors regarding cancellation charges. In the first and second quarters of Fiscal 2003, Net2Phone reversed a total of $0.5 million of previously recognized severance expense as a result of the subsequent retention of several individuals whose employment had been terminated. During the fourth quarter of Fiscal 2003, Net2Phone reversed $1.9 million in reserves based on final contract settlement with one of its media partners. Additionally, Net2Phone reversed $0.9 million in reserves related to the termination of ADIR’s Boca Raton office lease.

TyCom Ltd. Settlement

On October 10, 2000, IDT reached a full and final settlement with TyCom of all pending claims brought against one another and their respective affiliates.

Under the terms of the settlement, TyCom granted to IDT Europe B.V.B.A. (“IDT Europe”), free of charge, certain exclusive rights to use capacity on the transatlantic and transpacific segments of TyCom’s global undersea fiber optic network (the “TyCom Global Network”), which TyCom is deploying. The settlement agreement provides for IDT Europe to obtain exclusive indefeasible rights to use (IRU) two 10 Gb/s wavelengths on the transatlantic segment and two 10 Gb/s wavelengths on the transpacific segment for fifteen years from the applicable handover dates (which IDT has been informed that they have been deployed).

Operation, administration and maintenance for the wavelengths used by the Company will be provided by TyCom for a fifteen year period after the relevant handover date, free of charge. TyCom has also granted the Company certain rights to resell any unused capacity on the wavelengths through TyCom as its sole and exclusive agent. In addition, the Company will also have the option, exercisable at least annually, to convert the available capacity on its wavelengths to available equivalent capacity on another portion of the TyCom Global Network. In recognition of the settlement, a gain of $313.5 million was included as a component of “investment and other income” during the year ended July 31, 2001. The Company subsequently re-evaluated the recoverability of the carrying value of its IRU in accordance with SFAS No. 121 and, as a result, the Company recorded, in its IDT Media segment, impairment losses of $110.4 million and $193.4 million for the years ended July 31, 2002 and 2001, respectively, to write down the asset to its fair value.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

IDT Impairment of Long-Lived Assets

During the year ended July 31, 2003, the Company incurred $5.9 million of impairment charges to write down the value of certain equipment.

In addition, during the year ended July 31, 2002, the Company recorded an impairment charge associated with its property, plant and equipment of $3.9 million, primarily resulting from the write-down of certain decommissioned European telecommunications switch equipment and certain discontinued wireless-related equipment.

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

20.    Selected Quarterly Financial Data (unaudited)

The table below presents selected quarterly financial data (unaudited) of the Company for its fiscal quarters for the years ended July 31, 2003 and 2002:

				Income (loss) before cumulative effect of accounting change
Quarter Ended	Revenues	Direct cost of revenues	Income (loss) from operations	Amount	Per share —Basic	Per share —Diluted	Net income (loss)
	(in thousands, except per share data)
2003:
October 31 /a/	$443,171	$340,067	$24,336	$(4,091)	$(0.05)	$(0.05)	$(4,091)
January 31	450,767	348,988	(30,704)	(12,459)	(0.16)	(0.16)	(12,459)
April 30 /b/	454,870	347,117	(37,899)	(9,303)	(0.12)	(0.12)	(9,303)
July 31	485,739	373,293	(29,353)	8,336	0.10	0.10	8,336

Total	$1,834,547	$1,409,465	$(73,620)	$(17,517)			$(17,517)

2002:
October 31 /c/	$341,563	$267,121	$(21,500)	$(11,332)	$(0.16)	$(0.16)	$(158,315)
January 31	391,937	296,573	(77,810)	(17,212)	(0.23)	(0.23)	(17,212)
April 30 /d/	419,447	323,062	(182,412)	(49,593)	(0.64)	(0.64)	(49,593)
July 31 /e/	430,847	328,046	(158,619)	(78,229)	(0.99)	(0.99)	(78,229)

Total	$1,583,794	$1,214,802	$(440,341)	$(156,366)			$(303,349)

/a/	Included in results of operations is a $58.0 million gain on settlement by Net2Phone of litigation.

/b/	Included in results of operations is a $22.4 million gain on the Company’s sale of IDT Media stock.

/c/	Included in results of operations is a $147.0 million cumulative effect of accounting change, net of $3.5 million of income taxes, due to the adoption of SFAS No. 142.

/d/	Included in results of operations were $114.4 million of restructuring, severance and impairment charges recorded by Net2Phone.

/e/	Included in results of operations is a $110.4 million impairment charge related to the IRU received as part of the Tycom settlement.

IDT CORPORATION

SCHEDULE 1

FINANCIAL STATEMENT SCHEDULE—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
	(in thousands)
2003
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$39,207	$24,606	$(21,227)	$42,586
2002
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$22,508	$23,170	$(6,471)	$39,207
2001
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$26,771	$32,873	$(37,136)	$22,508

(1)	Uncollectible accounts written off, net of recoveries.