Form 10-K/A
period 2003-07-31
IDT CORP
filed 2003-10-30
CIK 1005731

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on January 31, 2003 (the last business day of the Registrant’s most recently completed second fiscal quarter) of the Class B common stock of $15.44 and of the common stock of $16.05, as reported on the New York Stock Exchange, was approximately $801 million. Shares held by each officer and director and by each person who owns 5% or more of the outstanding common stock (assuming conversion of the Registrant’s Class A common stock) or Class B common stock have been excluded from this computation, in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our annual report on Form 10-K (the “Annual Report”) for the fiscal year ended July 31, 2003 to provide required information on the cover page of the Annual Report and to make certain other corrections to the Annual Report.

INDEX

IDT CORPORATION

ANNUAL REPORT ON FORM 10-K/A—(Amendment No. 1)

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

Similarly, where telecommunications service providers have offered enhanced services in addition to their telecommunications services, the FCC and state regulatory bodies have exempted the enhanced service component and its associated revenue from legacy telecommunications regulations, such as access charges and contributions to the Universal Service Fund. Some of the services we provide are characterized for regulatory purposes as enhanced services. However, several state utility commissions, including those of California, Minnesota and New York have taken actions that threaten to eliminate the historical treatment of intrastate enhanced services and regulate such services in the same manner as traditional telecommunications services. The commissioners and the Chairman of the FCC have released public statements indicating that the FCC may initiate a proceeding to reconsider the appropriate regulatory treatment of enhanced services. Such a proceeding could alter existing policies and, if applied retroactively, the proceeding could result in a determination that we incorrectly characterized certain services as enhanced services. In addition, the FCC’s pending review of intercarrier compensation policies (discussed under “Access Charges” above) could change the current status of enhanced service providers. The outcome of pending state proceedings as well as any future FCC proceedings could have a significant impact on our future provision of enhanced services. Additionally, if any of the proceedings outcomes are retroactively applied, we could be subject to fines, penalties or additional costs for services provided in the past.

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

INTERNATIONAL REGULATION

International Licensing for Telecommunications Services

In connection with the growth of our international operations, we have obtained licenses or are otherwise authorized to provide telecommunications services in various foreign countries. Through direct or indirect subsidiaries, we have obtained licenses or authorizations in Argentina, Austria, Belgium, Canada, Germany, Hong Kong, Italy, the Netherlands, Spain, Sweden, the United Kingdom, Russia, Mexico and Peru.

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

Revenues from IDT Telecom’s Retail Telecommunications Services segment increased $111.5 million, or 9.9%, from $1,121.7 million in the year ended July 31, 2002 to $1,233.2 million in the year ended July 31, 2003. This growth was largely the result of a $71.1 million increase in sales of prepaid calling cards and a $41.5 million increase in consumer phone services revenues. As a percentage of IDT Telecom’s overall revenue, Retail Telecommunications Services’ revenues decreased from 79.5% in the year ended July 31, 2002 to 75.3% in the year ended July 31, 2003, as revenues from our Wholesale Telecommunications Services segment grew at a faster rate than did our retail business revenues. IDT Telecom’s calling card sales increased 7.0%, from $1,008.9 million in the year ended July 31, 2002 to $1,080.0 million in the year ended July 31, 2003, fueled by the introduction of several new calling cards. A new card is generally introduced with attractive low per-minute pricing, which is gradually increased as the card gains acceptance and builds market share. The increase in new calling card introductions was part of IDT’s plan to aggressively seek market share in both its traditional Northeast U.S. markets, as well as in several other key areas, such as California, Florida and Texas. In addition, the growth in our calling card revenues resulted from the expansion of our distribution network beyond our traditional Northeastern U.S. territory, as well as the continued strong growth of European operations, both in our U.K. market as well as in other markets such as Spain, Germany and the Netherlands.

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

On July 21, 2003, the Company purchased a 12.5% interest in Vanguard Animation, LLC in exchange for $2.0 million. In addition, the Company entered into an agreement to lend Vanguard, under certain conditions as defined, up to $8.0 million, consisting of up to $3.0 million after the twelve-month anniversary date (“Tranche A”) and up to $5.0 million after the twenty-four month anniversary date (“Tranche B”). Interest on the notes is payable at the rate of 8.5% per annum, compounded quarterly. Interest and principal on the amounts loaned under Tranche A or Tranche B are due and payable on the fifth anniversary of the first drawdown of such tranche. In addition, as a condition and concurrent with each loan, the Company is to receive an additional percentage interest in Vanguard, as defined in the agreement.

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and supplementary data of the Company and the report of independent auditors thereon set forth on pages F-1 through F-45 herein are incorporated herein by reference.

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

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a)    The following documents are filed as part of this Report:

1.	Financial Statements.

2.	Financial Statement Schedule.

Schedule No.	Description
I.	Valuation and Qualifying Accounts

3.	Exhibits.

Exhibit Number		Description of Exhibits

3.01	(1)	Restated Certificate of Incorporation of the Registrant.

3.02	(28)	Amended and Restated By-laws of the Registrant.

3.03	(16)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.

10.01	(2)	Employment Agreement between the Registrant and Howard S. Jonas.

10.02	(18)	1996 Stock Option and Incentive Plan, as amended and restated, of the Registrant.

10.03	(3)	Form of Stock Option Agreement under the 1996 Stock Option and Incentive Plan.

10.04	(4)	Form of Registration Rights Agreement between certain stockholders and the Registrant.

10.05	(1)	Lease of 294 State Street.

10.06	(5)	Lease of 190 Main Street.

10.07	(6)	Form of Registration Rights Agreement between Howard S. Jonas and the Registrant.

10.08	(10)	Employment Agreement between the Registrant and James Courter.

10.09	(7)	Agreement between Cliff Sobel and the Registrant.

10.10	(10)	Employment Agreement between the Registrant and Hal Brecher.

10.11	(10)	Employment Agreement between the Registrant and Howard S. Jonas.

10.12	(8)

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

10.53	(27)	Amendment No. 1 to Securities Purchase Agreement, dated April 24, 2002, by and among the Registrant, UTCG Holdings LLC and Union Telecard Alliance, LLC.

10.54	(27)	Amended and Restated Operating Agreement of Union Telecom Alliance, LLC, dated April 24, 2002, by and among UTCG Holdings LLC, IDT Domestic-Union, LLC, the Registrant and Union Telecard Alliance, LLC.

10.55	(27)	Amended and Restated Distribution Agreement, dated April 24, 2002, by and between IDT Netherlands, B.V. and Union Telecard Alliance, LLC.

10.56	(27)	Unit Purchase Agreement, dated April 10, 2002, by and among WCI Capital Corp., Dipchip Corp., the Registrant and Winstar Holdings, LLC.

10.57	(27)	Lock-up, Registration Rights and Exchange Agreement, dated June 6, 2000, by and between the Registrant and Liberty Media Corporation.

10.58	(27)	Letter Agreement, dated April 22, 2002, by and between Charles Garner and the Registrant.

10.59	(27)	Employment Agreement, dated February 4, 2002, by and between the Registrant and E. Brian Finkelstein.

10.60	(27)	Amendment to the Employment Agreement, dated October 24, 2002, between the Registrant and E. Brian Finkelstein.

10.61		[Intentionally Omitted.]

10.62	(28)	Amended and Restated Value Guarantee Agreement, dated December 19, 2002, by and between IDT Corporation and AT&T Corp.

Exhibit Number		Description of Exhibits

10.63	(28)	Assignment and Assumption Agreement, dated December 19, 2002, by and among IDT Investments, Inc., IDT Corporation and AT&T Corp.

10.64	(28)

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

The Company adopted a stock option plan as amended (the “Option Plan”) for officers, employees and non-employee directors to purchase up to 6.3 million shares of the Company’s common stock. In May 2000, the Board of Directors of the Company approved an amendment to the Option Plan to reserve for issuance 0.3 million shares of Class B common stock. In September 2000, the Board of Directors of the Company approved an amendment to the Option Plan to reserve for issuance an additional 3.0 million shares of Class B

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock. On May 31, 2002, the Company distributed a stock dividend of one share of Class B common stock for each share of the Company’s common stock, Class A common stock and Class B common stock. Accordingly, pursuant to the terms of the Option Plan, up to an additional 9.6 million shares of Class B common stock were reserved for issuance under the Option Plan. In October 2001, the Board of Directors of the Company approved an amendment to the Option Plan to reserve for issuance an additional 3.0 million shares of Class B common stock. In September 2002, the Board of Directors of the Company approved an amendment to the Option Plan to reserve for issuance an additional 3.0 million shares of Class B common stock. In September 2003, the Board of Directors of the Company approved an amendment to the Option Plan to reserve for issuance an additional 3.0 million shares of Class B common stock. Generally, options become exercisable over vesting periods up to six years and expire ten years from the date of grant.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Vanguard Animation

On July 21, 2003, the Company purchased a 12.5% interest in Vanguard Animation, LLC in exchange for $2.0 million. In addition, the Company entered into an agreement to lend Vanguard, under certain conditions as defined, up to $8.0 million, consisting of up to $3.0 million after the twelve-month anniversary date (“Tranche A”) and up to $5.0 million after the twenty-four month anniversary date (“Tranche B”). Interest on the notes is payable at the rate of 8.5% per annum, compounded quarterly. Interest and principal on the amounts loaned under Tranche A or Tranche B are due and payable on the fifth anniversary of the first drawdown of such tranche. In addition, as a condition and concurrent with each loan, the Company is to receive an additional percentage interest in Vanguard, as defined in the agreement. The Company does not have a significant influence in Vanguard, and, accordingly, is carrying its investment at historical cost.

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