Form 10-Q
period 2003-10-31
IDT CORP
filed 2003-12-15
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-27898

IDT CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	22-3415036
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

520 Broad Street, Newark, New Jersey	07102
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of December 10, 2003, the registrant had the following shares outstanding:

Common Stock, $.01 par value:	22,067,468 shares outstanding (excluding 3,007,392 treasury shares)
Class A common stock, $.01 par value:	9,816,988 shares outstanding
Class B common stock, $.01 par value:	51,814,470 shares outstanding (excluding 6,061,583 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

IDT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2003	July 31, 2003
	(Unaudited)	(Note 1)
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$141,465	$99,046
Marketable securities	859,206	921,669
Trade accounts receivable, net	134,871	126,303
Other current assets	80,893	81,304

Total current assets	1,216,435	1,228,322
Property, plant and equipment, net	291,941	286,807
Goodwill	41,859	41,651
Licenses and other intangibles, net	22,777	23,503
Investments	50,749	41,628
Restricted cash	23,485	23,064
Other assets	64,616	87,367

Total assets	$1,711,862	$1,732,342

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$70,046	$106,836
Accrued expenses	207,477	179,665
Deferred revenue	146,509	145,343
Capital lease obligations—current portion	24,989	27,862
Other current liabilities	7,426	8,061

Total current liabilities	456,447	467,767
Deferred tax liabilities, net	150,131	150,131
Capital lease obligations—long-term portion	46,548	45,084
Other liabilities	22,630	24,486

Total liabilities	675,756	687,468
Minority interests	135,581	147,347
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000,000; no shares issued	—	—
Common stock, $.01 par value; authorized shares—100,000,000; 25,074,860 shares issued at October 31, 2003 and July 31, 2003, respectively; 22,067,468 shares outstanding at October 31, 2003 and July 31, 2003, respectively	221	221
Class A common stock, $.01 par value; authorized shares—35,000,000; 9,816,988 shares issued and outstanding at October 31, 2003 and July 31, 2003	98	98
Class B common stock, $.01 par value; authorized shares—100,000,000; 57,528,513 and 56,342,853 shares issued at October 31, 2003 and July 31, 2003, respectively; 51,382,010 and 50,102,100 shares outstanding at October 31, 2003 and July 31, 2003, respectively	514	501
Additional paid-in capital	666,259	654,170
Treasury stock, at cost, consisting of 3,007,392 shares of common stock and 6,146,503 and 6,240,753 shares of Class B common stock at October 31, 2003 and July 31, 2003, respectively	(149,067)	(150,603)
Accumulated other comprehensive loss	(4,754)	(8,080)
Retained earnings	387,254	401,220

Total stockholders’ equity	900,525	897,527

Total liabilities and stockholders’ equity	$1,711,862	$1,732,342

See notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended October 31,
	2003	2002
	(In thousands, except per share data)
Revenues	$513,055	$443,171
Costs and expenses:
Direct cost of revenues (exclusive of items shown below)	394,208	340,067
Selling, general and administrative	106,603	105,332
Depreciation and amortization	22,723	21,286
Settlement by Net2Phone of litigation	—	(58,429)
Non-cash compensation	3,591	3,906
Restructuring, severance, and impairment charges	4,371	6,673

Total costs and expenses	531,496	418,835

Income (loss) from operations	(18,441)	24,336
Interest income, net	6,658	7,759
Other income (expense):
Equity in loss of affiliates	—	(2,196)
Investment and other income (expense), net	15,583	(1,169)

Income before minority interests and income taxes	3,800	28,730
Minority interests	(13,035)	(46,467)
(Provision for) benefit from income taxes	(4,731)	13,646

Net loss	$(13,966)	$(4,091)

Earnings per share:
Net loss:
Basic	$(0.17)	$(0.05)
Diluted	$(0.17)	$(0.05)
Weighted-average number of shares used in calculation of earnings per share:
Basic	82,627	79,436

Diluted	82,627	79,436

See notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended October 31,
	2003	2002
	(In thousands)
Net cash (used in) provided by operating activities	$(6,766)	$14,985
Investing activities
Capital expenditures	(14,898)	(8,970)
Repayment (issuance) of notes receivable	15,481	(1,601)
Investments and acquisitions, net of cash acquired	(13,049)	(1,865)
Sales and maturities of marketable securities	293,536	509,231
Purchases of marketable securities	(227,241)	(416,259)

Net cash provided by (used in) investing activities	53,829	(105,408)
Financing activities
Proceeds from exercise of stock options	9,249	958
Cash restricted against letters of credit	(421)	—
Repayments of capital lease obligations	(6,222)	(5,212)
Distributions to minority shareholders of subsidiaries	(7,250)	(4,957)

Net cash used in financing activities	(4,644)	(9,211)

Net increase (decrease) in cash and cash equivalents	42,419	(99,634)
Cash and cash equivalents, beginning of period	99,046	415,464

Cash and cash equivalents, end of period	$141,465	$315,830

Supplemental disclosures of cash flow information
Cash payments made for interest	$1,076	$1,216

Cash payments made for income taxes	$756	$532

Supplemental schedule of non-cash investing and financing activities
Purchases of property, plant and equipment through capital lease obligations	$547	$—

Issuance of Class B common stock for acquisitions	$2,534	$—

See notes to condensed consolidated financial statements.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation. Operating results for the three-month period ended October 31, 2003 are not necessarily indicative of the results that may be expected for the year ending July 31, 2004. The balance sheet at July 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended July 31, 2003, as filed with the United States Securities and Exchange Commission.

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a Fiscal Year refers to the Fiscal Year ending in the calendar year indicated (e.g., Fiscal 2004 refers to the Fiscal Year ending July 31, 2004).

Note 2—Stock-Based Compensation

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, as amended, the Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (“APB No. 25”) in accounting for its stock option plans and, accordingly, compensation cost is recognized for its stock options only if it relates to non-qualified stock options for which the exercise price was less than the fair market value of the Company’s common stock or Class B common stock as of the date of grant. The compensation cost for these grants is amortized to expense on a straight-line basis over their vesting periods.

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value based method of accounting provisions of SFAS No. 123, to stock-based employee compensation for the three months ended October 31, 2003 and 2002:

	Three Months Ended October 31,
	2003	2002
	(in thousands, except per share data)
Net loss, as reported	$(13,966)	$(4,091)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects and minority interests	308	1,320
Deduct: Total stock-based employee compensation expense determined under the fair value based method of accounting for all awards, net of related tax effects and minority interests	(7,079)	(7,145)

Pro forma net loss	$(20,737)	$(9,916)

Earnings per share:
Basic—as reported	$(0.17)	$(0.05)

Basic—pro forma	$(0.25)	$(0.12)

Diluted—as reported	$(0.17)	$(0.05)

Diluted—pro forma	$(0.25)	$(0.12)

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Investment in Net2Phone

On October 23, 2001, the Company and AT&T Corporation each contributed their minority stakes in Net2Phone into a newly formed limited liability company, NTOP Holdings. Liberty Media then acquired a substantial portion of NTOP Holdings’ units from AT&T. Under the terms of the Second Amended and Restated Limited Liability Company Agreement of NTOP Holdings (the “LLC Agreement”), the Company was granted the right to appoint the entire board of managers (including one nominee of Liberty Media) of NTOP Holdings. The board of managers directs the voting of all Net2Phone shares held by NTOP Holdings, thereby giving the Company effective control over the voting of the Net2Phone shares (but not their disposition, which requires consent of all members) held by NTOP Holdings. Accordingly, the Company consolidated Net2Phone effective October 23, 2001. The LLC Agreement also granted each owner of NTOP Holdings the unilateral right, effective January 1, 2004, to cause the immediate liquidation of NTOP Holdings. Accordingly, the Company’s ability to control the voting power of Net2Phone will immediately terminate on January 1, 2004, the effective date of the liquidation rights. The members of NTOP Holdings are currently in discussions regarding the potential postponement of the date on which the members of NTOP Holdings have the unilateral right to cause the immediate liquidation of NTOP Holdings. If such postponement of the effectiveness of the unilateral right occurs, the Company will continue to consolidate Net2Phone’s results through such later date on which the unilateral right becomes effective.

Pursuant to the LLC Agreement, AT&T received 29 Class A units of NTOP Holdings, and had the right to put 6 of these units to IDT and 23 of these units to Liberty Media after one year. On October 29, 2002, AT&T exercised its put rights and sold all of its Class A units to IDT and Liberty Media for a nominal amount. As a result of this transaction, AT&T is no longer a member of NTOP Holdings.

As of October 31, 2003, NTOP Holdings held an aggregate of 28.9 million shares of Net2Phone’s Class A common stock, representing a majority voting stake in Net2Phone. As of October 31, 2003 and 2002, IDT’s effective equity investment in Net2Phone (through NTOP Holdings) was 21.8% and 15.2%, respectively. Accordingly, in the Company’s financial statements, during the three months ended October 31, 2003 and 2002, the Company reversed in minority interests the 78.2% and 84.8%, respectively, of Net2Phone’s net income attributable to the remaining shareholders of Net2Phone.

On November 25, 2003, Net2Phone closed an underwritten common stock offering of 13.0 million shares, which included 10.5 million shares sold to the public and an aggregate of 2.5 million shares sold to IDT and Liberty Media, at an offering price of $4.50 per share. In addition Net2Phone granted the underwriters an option for a period of 30 days from the offering to purchase an additional 1.6 million shares of common stock to cover over-allotments, and the underwriters exercised their over-allotment option with respect to 1.0 million shares at the time Net2Phone consummated the offering. Their over-allotment option with respect to the remaining 600,000 shares will expire on December 19, 2003. Net2Phone received net proceeds of $59.6 million as a result of the offering. Net2Phone intends to use the proceeds from the offering for general corporate purposes, capital expenditures, and working capital, including funding its cable telephony business.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of this common stock offering, the Company’s ownership percentage in the equity of Net2Phone (both through NTOP Holdings and directly) decreased to 18.8% as of November 25, 2003 (subject to additional reduction upon any exercise of the 600,000 shares over-allotment option).

The Company has historically accounted for sales of stock of its subsidiaries in accordance with Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary, which permits the Company to record the excess of its carrying value in the equity of its subsidiaries as a gain. Accordingly, in connection with this sale, the Company expects that it will recognize a gain of approximately $9.6 million in the second quarter of Fiscal 2004.

Telecommunication services agreement with Net2Phone

On October 29, 2003, IDT entered into a binding memorandum of understanding with Net2Phone for the provision of telecommunication services to Net2Phone Cable Telephony, LLC, a wholly owned subsidiary of Net2Phone. The memorandum of understanding contemplates that IDT will provide Net2Phone with local and inter-exchange network access, termination, origination and other related services, drawing on IDT’s resources as a licensed local, long distance and international telecommunications provider.

Under the memorandum of understanding, IDT will provide Net2Phone with these services at IDT’s incremental cost for providing the services plus five percent. In exchange for such pricing, access to IDT’s facilities and other benefits, Net2Phone has agreed to issue to IDT 6.9 million shares of Net2Phone’s Class A common stock at the time the parties enter into a definitive agreement. The stock will be held in escrow and released to IDT in equal installments over five years. The stock held in escrow will secure IDT’s performance of its obligations under the agreement.

Note 4—Business Segment Information

The Company has six reportable business segments: Wholesale Telecommunications Services, Retail Telecommunications Services, IDT Solutions, Internet Telephony, IDT Entertainment, and IDT Media. The operating results of these business segments are distinguishable and are regularly reviewed by the Company’s chief operating decision maker.

Effective August 1, 2003, the Company created a new reportable business segment, IDT Entertainment, to report the results of our animation and entertainment-related businesses. Prior to Fiscal 2004, results for our IDT Entertainment-related businesses were consolidated with our Media segment results. To the extent possible, comparative historical results for our IDT Entertainment-related businesses have been reclassified from IDT Media to conform to the current business segment presentation, although these results may not be indicative of the results which would have been achieved had the revised business segment structure been in effect during those periods.

The Wholesale Telecommunications Services business segment consists of wholesale carrier services provided to other long distance carriers. The Retail Telecommunications Services business segment includes domestic and international prepaid, rechargeable and private label calling cards, and consumer phone services to individuals and businesses. The IDT Solutions business segment, which commenced operations in December 2001 upon the acquisition of assets from Winstar Communications, Inc. and certain of its subsidiaries, operates through Winstar Holdings, LLC as a competitive local exchange carrier (“CLEC”) using fixed wireless technology to provide local and long distance phone services, and high speed Internet and data communications solutions. The Internet Telephony business segment reflects the results of Net2Phone, a provider of voice over Internet Protocol, or VoIP, telephony products and services, that has also recently begun offering cable telephony services. The IDT Entertainment business segment focuses on developing, acquiring and producing computer-generated and traditionally animated productions and other productions for the film, broadcast and direct-to-consumer markets. The IDT Media business segment is principally responsible for the Company’s initiatives in radio broadcasting, brochure distribution and new video technologies.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates the performance of its business segments based primarily on operating income (loss). All overhead is allocated to the business segments, except for certain specific corporate costs, such as corporate management compensation, treasury and tax management costs, investor and public relations costs, corporate legal and governance costs, and certain insurance and facilities costs which were not allocated to the business segments. Operating results presented for the business segments of the Company are as follows (in thousands):

	Wholesale Telecommunications Services	Retail Telecommunications Services	IDT Solutions	Internet Telephony	IDT Entertainment	IDT Media	Corporate	Total
Three Months Ended October 31, 2003
Revenues	$125,605	$329,351	$21,300	$18,997	$12,051	$5,751	$—	$513,055
Operating income (loss)	(4,073)	26,368	(20,097)	(7,611)	(707)	(1,341)	(10,980)	(18,441)
Non-cash compensation	—	70	—	1,841	—	—	1,680	3,591
Restructuring, severance and impairment charges	—	—	4,175	196	—	—	—	4,371
Three Months Ended October 31, 2002
Revenues	$83,450	$306,794	$24,506	$22,629	$144	$5,648	$—	$443,171
Operating income (loss)	(9,927)	23,348	(24,687)	45,467	(503)	(837)	(8,525)	24,336
Non-cash compensation	—	2,250	—	1,656	—	—	—	3,906
Restructuring, severance and impairment charges	1,501	—	—	5,172	—	—	—	6,673

Note 5—Earnings Per Share

The Company computes earnings per share under the provisions of SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased to assume exercise of potentially dilutive stock options and contingently issuable shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. For the three months ended October 31, 2003 and 2002, the diluted earnings per share amounts equal basic earnings per share because the Company had net losses and the impact of the assumed exercise of stock options and contingently issuable shares would have been anti-dilutive.

Note 6—Comprehensive Loss

The Company’s comprehensive loss consists of the following (in thousands):

	Three Months Ended October 31,
	2003	2002
Net loss	$(13,966)	$(4,091)
Foreign currency translation adjustments	1,465	(901)
Unrealized gains in available-for-sale securities	1,861	1,739

Comprehensive loss	$(10,640)	$(3,253)

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Recently Issued Accounting Standards

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This standard clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity. The statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s results of operations or financial position. In November 2003, the FASB issued FASB Staff Position (FSP) FAS 150-3 deferring indefinitely the effective date for applying the specific provisions within SFAS No. 150 related to the classification and measurement of mandatorily redeemable noncontrolling interests.

Note 8—Settlement by Net2Phone of Litigation

On March 19, 2002, Net2Phone and its ADIR Technologies, Inc. subsidiary filed suit in the United States District Court for the District of New Jersey against Cisco Systems, Inc. and a Cisco executive who had been a member of ADIR’s board of directors. The suit arose out of the relationships that had been created in connection with Cisco’s and Net2Phone’s original investments in ADIR and out of ADIR’s subsequent purchase of NetSpeak, Inc. in August 2001. In July 2002, Net2Phone and ADIR agreed to settle the suit and all related claims against Cisco and the Cisco executive in exchange for: (i) the transfer, during the first quarter of Fiscal 2003, to Net2Phone of Cisco’s and Softbank Asia Infrastructure Fund’s respective 11.5% and 7.0% interests in ADIR, and (ii) the payment by Cisco, during such quarter, of $19.5 million to Net2Phone and ADIR. As a result of this settlement, Net2Phone recognized for the quarter ended October 31, 2002, a gain of $58.4, million consisting of (i) a $38.9 million reduction in minority interests as a result of the transfer of the ADIR interests and (ii) the receipt of settlement proceeds of $19.5 million.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Liquidation of ADIR Technologies, Inc.

In September 2003, Net2Phone paid $0.5 million to acquire 1,750 shares of ADIR’s Series A-1 preferred stock that was held by a group of investment funds. The recorded value of the minority interests related to these 1,750 shares on the date of this transaction was approximately $3.4 million. As a result, Net2Phone recorded other income of approximately $2.9 million in the first quarter of Fiscal 2004, representing the excess of the minority interests balance over the $0.5 million paid. With the acquisition of these preferred shares, Net2Phone owns all of the outstanding preferred stock of ADIR.

Also in September 2003, in consideration for general releases from certain current and former employees of Net2Phone, and the surrender by them of their shares of ADIR common stock, ADIR cancelled the promissory notes originally delivered by such employees. The principal amount of the notes and all accrued interest equaled the book value of the surrendered shares. Therefore, the notes and accrued interest receivable of $3.5 million was written off against minority interests in the first quarter of Fiscal 2004. In addition, since all outstanding employee shares were redeemed and all remaining options were forfeited, Net2Phone wrote-off $3.8 million in unamortized deferred compensation against minority interests in the first quarter of Fiscal 2004. Following this transaction, Net2Phone is now the sole shareholder of ADIR. As a result, in addition to the aforementioned $2.9 million approximate gain from the acquisition of the remaining preferred shares during the first quarter of Fiscal 2004, Net2Phone recorded additional other income of approximately $9.3 million in the first quarter of Fiscal 2004, representing the reversal of the remaining minority interests balance after all minority shareholder interests have been satisfied.

The aggregate gain of $12.2 million is recorded in “investment and other income (expense)” in the accompanying statements of operations for the three months ended October 31, 2003.

Note 10—Restructuring, Severance and Impairment Charges

During the three months ended October 31, 2003 and 2002, the Company recorded restructuring, severance and impairment charges of $4.4 million and $6.7 million, respectively.

In the first quarter of Fiscal 2004, the Company approved a restructuring plan aimed at reducing the operating losses presently being incurred by the IDT Solutions segment. This restructuring plan is focused on reducing costs relating to IDT Solutions’ workforce, real estate network and network connectivity. In connection with the restructuring plan, IDT Solutions incurred $4.2 million of restructuring obligations, which includes severance charges of $1.2 million, real estate network reduction charges of $1.8 million and network connectivity termination charges of $1.2 million. As of October 31, 2003, the remaining liability of $3.5 million is classified within accrued expenses on our balance sheet. The remaining liability is expected to be paid out in full during the remainder of Fiscal 2004, at which time the present restructuring plan will be complete.

Note 11—Legal Proceedings and Contingencies

Legal proceedings in which the Company is involved are more fully described in the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended July 31, 2003. The following discussion is limited to recent developments, if any, concerning the Company’s legal proceedings and should be read in conjunction with such earlier Annual Report. Unless otherwise indicated, all legal proceedings discussed in the Company’s earlier Annual Report remain outstanding.

With respect to the Company’s complaint against Telefonica S.A., Terra Networks, S.A., Terra Networks, U.S.A., Inc., and Lycos, Inc. filed in the United States District Court for the District of New Jersey relating to a

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

joint venture the Company entered into with Terra in October 1999 and subsequently terminated in April 2000, the parties appeared for a settlement conference before Judge Linares on December 3, 2003. No settlement was reached and Judge Linares will begin scheduling oral argument on all pending motions. The parties will be conducting expert discovery in January and February 2004.

With respect to the Company’s statement of claim filed with the American Arbitration Association naming Telefonica Internacional, S.A. as the Respondent, on November 6, 2003, the Arbitrators awarded $21.3 million to the Company (the “Award”), which is comprised of $16.8 million for Telefonica’s breach of the capacity purchase section of the MOU, plus interest in the amount of $4.5 million. The Arbitrators denied and dismissed IDT’s claims for breach of the joint venture section of the MOU. The Arbitrators did not award damages for Telefonica’s breach of the equity purchase section of the MOU. Lastly, the Arbitrators denied and dismissed all of Telefonica’s counterclaims against the Company. In addition, the Company received $0.3 million of additional interest from the date of the Award until the receipt of the proceeds. In connection with the Award, the Company will record the $21.6 million receipt of proceeds in “other income” during the second quarter of Fiscal 2004.

With respect to the class action complaint served by former employees of Teligent, Inc. against the Company, the parties participated in a mediation session on December 8, 2003. Although the parties did not reach a settlement during the mediation, settlement discussions are ongoing. In the event the parties cannot reach an amicable resolution, the Court will address any open discovery issues and set a trial date.

IDT Telecom

With respect to the complaint filed by Alfred West against the Company, the Court denied West’s motion for additional discovery. A pre-trial conference is scheduled for February 24, 2004.

With respect to the complaint filed by PT-1 Communications, Inc. against the Company, the parties appeared at a conference before the judge on November 13, 2003 and expert depositions were scheduled for December 2003. The judge set a trial date for March 3, 2004.

With respect to the Morris Amsel and the Ana Cardoso and Maria Calado matters (the “MDL Action”) against the Company, that are consolidated for pre-trial purposes in the United States District Court for the District of New Jersey, discovery is continuing. On November 17, 2003, the Court entered a Case Management Order (the “Order”). Pursuant to the Order, the parties are scheduled to appear for a status conference on January 15, 2004 and class certification fact discovery shall remain open until February 2, 2004.

The Ramon Ruiz, Paul Zedeck and Solomon Bitton matters were consolidated and removed to the United States District Court of New Jersey in late October 2003.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

With respect to the complaint filed by Aerotel, Ltd., Aerotel U.S.A., and Aerotel U.S.A., LLC against the Company on October 30, 2003, the Company filed its answer to the complaint. On December 5, 2003, the parties appeared for an initial conference. The judge ordered the parties to proceed with Rule 26 discovery, which is to be completed by January 19, 2004. The Company also requested a stay of this matter while the patents at issue are being reviewed by the United States Patent Office. The judge advised the parties that he would decide the Company’s request for a stay in approximately ten days.

With respect to the complaint served by Irene Kieves against the Company, on or about November 10, 2003, the Company filed its answer to the complaint. The plaintiff sought leave of court to file and serve a motion to remand this matter to state court. The plaintiff’s moving papers were due on December 9, 2003. The Company’s responsive papers are due on December 19, 2003 and plaintiff’s reply papers are due on December 29, 2003. Oral argument on the motion is scheduled for January 12, 2004.

Winstar

With respect to the complaint filed by Network Communications of Indiana, the Company’s summary judgment motion has been submitted to the Court.

With respect to the adversary proceeding filed by Christine C. Shubert, as Chapter 7 Trustee of the Debtors’ Estate (the “Trustee”) against the Company, we filed an answer on November 3, 2003. On November 24, 2003, the Company filed a Counterclaim against the Trustee alleging, among other things, that the Trustee breached the Asset Purchase Agreement, that the Trustee unlawfully and wrongfully converted the assets of the Company, and that, as a result, the Trustee has been unjustly enriched. The Trustee filed an answer to the Company’s Counterclaim and discovery is proceeding. A trial date is set for March 22, 2004.

With respect to the complaint filed by the Company against the BOMA defendants, on November 19, 2003, the Company served their Rule 26(a)(1) Initial Disclosures. The time within which each defendant shall answer or otherwise move or plead in response to the complaint is extended through and including January 5, 2004. The Court set a Rule 16 scheduling conference for February 2, 2004.

The Company is subject to other legal proceedings, which have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurances in this regard, in the opinion of the Company’s management, such proceedings, as well as the aforementioned matters, will not have a material adverse effect on the Company’s results of operations, cash flows, or its financial condition.

Note 12—Acquisitions

Film Roman

On May 22, 2003, the Company purchased a 54.9% interest in Film Roman, Inc., consisting of 10.5 million shares of common stock of Film Roman at a purchase price of $0.09 per share, representing an aggregate cash purchase price of $0.9 million. In addition, between September 2003 and October 2003, the Company, in separate privately negotiated transactions, acquired an additional 5.1 million shares of Film Roman common stock in exchange for 86,083 shares of IDT’s Class B common stock valued at $1.5 million, which increased IDT’s ownership interest in Film Roman’s common stock to approximately 81.9%.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has also agreed to lend Film Roman up to $2.1 million that can be converted at the option of the Company into additional shares of Film Roman common stock. As of December 15, 2003, Film Roman borrowed approximately $0.5 million of the $2.1 million made available to it. Film Roman develops, produces and licenses a broad range of television programming for the television network, cable television, first-run domestic syndication and international markets. The acquisition was accounted for under the purchase method of accounting, and accordingly, the net assets and results of operations of the acquired business have been included in the consolidated financial statements from the date of acquisition.

Mainframe Entertainment

On December 1, 2003, the Company acquired a controlling interest in Mainframe Entertainment, Inc., consisting of 43.8 million shares of common stock of Mainframe at an aggregate cash purchase price of $7.6 million. Mainframe is a creator of computer generated image animation for feature films, TV and direct-to-video DVD products. In addition, the Company entered into an agreement to lend Mainframe up to $4.2 million of Canadian dollars, the outstanding balance of which is convertible at the option of the Company into fully paid and nonassessable shares of common stock of Mainframe. If the conversion right is not exercised by the Company, then the unpaid principal and interest will be payable in full no later than five years from the date of the first loan. The acquisition was accounted for under the purchase method of accounting, and accordingly, the net assets and results of operations of the acquired business will be included in the consolidated financial statements from the date of acquisition.

Anchor Bay Entertainment

On December 11, 2003, IDT consummated the acquisition of the Anchor Bay Entertainment Group (consisting of the equity interests of four entities and certain additional assets, “ABE”) for an aggregate cash purchase price of $59.8 million. ABE is an independent video label that licenses films and other programming for home entertainment distribution. The acquisition was accounted for under the purchase method of accounting, and accordingly, the net assets and results of operations of the acquired business will be included in the consolidated financial statements from the date of acquisition.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the accompanying condensed consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K/A (Amendment No. 1) for the year ended July 31, 2003, as filed with the United States Securities and Exchange Commission.

As used below, unless the context otherwise requires, the terms “the Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and their subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the notes to the condensed consolidated financial statements, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. Such forward-looking statements include, among other things, our plans to implement our growth strategy, improve our financial performance, expand our infrastructure, develop new products and services, expand our sales force, expand our customer base and enter international markets, develop our animation and entertainment businesses and the possible outcome of our litigation. Such forward-looking statements also include our expectations concerning factors affecting the markets for our products, such as changes in the U.S. and the international regulatory environment and the demand for long-distance telecommunications. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed in this report. In addition to the factors specifically noted in the forward-looking statements, other important factors that could result in those differences include potential declines in prices for our products and services; our ability to maintain and grow our retail telecommunications services, particularly our prepaid calling card business; availability of termination capacity; financial stability of our customers; our ability to maintain carrier agreements with foreign carriers; effectiveness of our marketing and distribution efforts; increased competition, particularly from regional bell operating companies; our ability to manage our growth; competitiveness of our Winstar subsidiary; impact of government regulation; our ability to obtain telecommunications products or services required for our products and services; general economic conditions, particularly in the telecommunications markets; our ability to integrate our acquisitions in the animation and entertainment industries; the acceptance of our animation technology; and the other factors and risks set forth in our Annual Report on Form 10-K/A (Amendment No. 1) for Fiscal 2003. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth herein and the other information set forth from time to time in our reports filed with the United States Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K/A (Amendment No. 1) for Fiscal 2003.

Overview

    General

IDT Corporation is a multinational communications company that provides services and products to retail and wholesale customers worldwide. Our primary offerings are prepaid and rechargeable calling cards, wholesale telecommunications carrier services and consumer phone services. We also operate several media and entertainment-related businesses, including digital animation production companies, an independent video label that licenses films for home entertainment distribution, a talk radio syndication network, a talk radio station in the Washington, D.C. metropolitan area and a call center business.

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

Throughout the remainder of Fiscal 2004, we anticipate growth in our wholesale carrier revenues. We also anticipate growth in our retail telecommunications revenue as well, and we believe that the Retail Telecommunications Services segment will continue to account for 70% to 80% of IDT Telecom’s total consolidated revenues for Fiscal 2004.

The worldwide telecommunications industry has been characterized in recent years by intense price competition, which has resulted in a significant decline in both our average per-minute price realizations and our average per-minute termination costs. The lower price environment has led some of our competitors to de-emphasize their retail services and/or wholesale carrier operations in order to focus on higher margin telecommunications businesses. In addition, many of our competitors in both of these market segments have ceased operations altogether. This has helped us gain some market share, particularly in the retail calling card business. However, in both the retail services and wholesale carrier businesses, our remaining competitors, although fewer in number, have continued to aggressively price their services. This has led to continued erosion in pricing power, both in our retail and wholesale markets, and we have generally had to pass along our per-minute cost savings to our customers, in the form of lower prices. Therefore, although IDT Telecom’s minutes of use have been increasing substantially, IDT Telecom’s revenues have increased at a much slower rate. Although we do not anticipate that our per-minute price realizations will continue to drop at the same rate as in Fiscal 2003, we do expect to see some further price declines throughout Fiscal 2004, as the markets in which we compete have generally remained competitive.

Since our acquisition of the Winstar assets in December 2001, the IDT Solutions segment has incurred significant operating losses. We have undertaken significant cost saving measures and restructured IDT Solutions’ operations, by downsizing the Winstar network and significantly reducing its number of employees. At this time, we expect to continue funding IDT Solutions’ operating losses and capital expenditures for the foreseeable future.

Our Internet Telephony segment, consisting of Net2Phone, has recently begun offering cable operators a solution through which they can offer their cable subscribers residential phone services.

We have also acquired and developed various new businesses within our IDT Entertainment and IDT Media segments. We anticipate that IDT Entertainment and IDT Media will continue to incur significant costs related to their respective existing and other new businesses.

Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Preparing condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1 to the July 31, 2003 consolidated financial statements included in our Form 10-K/A (Amendment No. 1). Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies for us include revenue recognition, allowance for doubtful accounts, goodwill, and valuation of long-lived and intangible assets. For additional discussion of our critical accounting policies, see our Management’s Discussion & Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A (Amendment No. 1) for Fiscal 2003.

Three Months Ended October 31, 2003 Compared to Three Months Ended October 31, 2002

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, certain income and expense items are properly not reflected in the operating business segments discussions, but are only reflected in our Consolidated discussion.

Effective August 1, 2003, we created a new reportable business segment, IDT Entertainment, to report the results of our animation and entertainment-related businesses. Prior to Fiscal 2004, results of our IDT Entertainment-related businesses were consolidated with our IDT Media segment results. To the extent possible, comparative historical results for our IDT Entertainment-related businesses have been reclassified from IDT Media to conform to the current business segment presentation, although these results may not be indicative of the results which would have been achieved had the revised business segment structure been in effect during those periods.

Consolidated

Revenues. Our revenues increased 15.8%, from $443.2 million in the three months ended October 31, 2002 to $513.1 million in the three months ended October 31, 2003. The increase in our consolidated revenues is mainly attributable to a 16.6% increase in IDT Telecom’s revenues. The growth in IDT Telecom’s revenues primarily resulted from a 26.3% growth in minutes of use (excluding minutes related to our consumer phone services business, which are not carried through our own network), from 3.8 billion in the three months ended October 31, 2002 to 4.8 billion in the three months ended October 31, 2003, which was partially offset by lower per-minute price realizations.

Direct Cost of Revenues. Direct cost of revenues increased 15.9%, from $340.1 million in the three months ended October 31, 2002 to $394.2 million in the three months ended October 31, 2003. The increase is due primarily to the growth in our telecommunications minutes of use. As a percentage of total revenues, direct costs increased slightly from 76.7% in the three months ended October 31, 2002 to 76.8% in the three months ended October 31, 2003. This slight increase in direct costs as a percentage of total revenues is mostly due to the competitive pricing environment within the telecommunications industry, which resulted in lower revenue per minute price realizations, offset by a significant improvement in IDT Solutions’ gross margins.

Selling, General and Administrative. Selling, general and administrative expenses increased 1.2%, from $105.3 million in the three months ended October 31, 2002 to $106.6 million in the three months ended October 31, 2003. This increase is primarily due to an overall reduction of selling, general and administrative expenses in our IDT Solutions and Internet Telephony segments offset by an increase in our IDT Telecom business. As a percentage of total revenues, selling, general and administrative expenses decreased from 23.8% in the three months ended October 31, 2002 to 20.8% in the three months ended October 31, 2003, reflecting the significant growth in our revenues.

Depreciation and Amortization. Depreciation and amortization expense increased 6.6%, from $21.3 million in the three months ended October 31, 2002 to $22.7 million in the three months ended October 31, 2003. The increase is primarily due to our higher fixed asset base during the three months ended October 31, 2003, reflecting the expansion of our telecommunications network infrastructure and facilities. As a percentage of revenues, depreciation and amortization expense decreased from 4.8% in the three months ended October 31, 2002 to 4.4% in the three months ended October 31, 2003. The decline as a percentage of revenues is due to the significant growth in our revenues for the three months ended October 31, 2003.

Settlement by Net2Phone of Litigation. Refer to the respective section of the Internet Telephony segment for a full discussion on the $58.6 million settlement by Net2Phone of litigation during the three months ended October 31, 2002.

Non-cash compensation. Non-cash compensation charges were $3.9 million in the three months ended October 31, 2002 compared to $3.6 million in the three months ended October 31, 2003. Refer to the respective sections of the IDT Telecom, IDT Solutions, Internet Telephony and Corporate segments for a discussion on non-cash compensation charges.

Restructuring, Severance, and Impairment Charges. Restructuring, severance, and impairment charges were $6.7 million in the three months ended October 31, 2002 compared to $4.4 million in the three months ended October 31, 2003. Refer to the respective sections of the Internet Telephony, IDT Solutions and IDT Telecom segments for a full discussion on restructuring, severance, and impairment charges.

Income (Loss) from Operations. Our income from operations was $24.3 million in the three months ended October 31, 2002 compared to a loss from operations of $18.4 million in the three months ended October 31, 2003. The recording of a loss from operations compared to income from operations is primarily attributable to the $58.4 settlement by Net2Phone of litigation recorded in the first quarter of Fiscal 2003. Absent the settlement, the loss from operations improved due primarily to IDT Telecom’s increased revenues and operating income, and due to the lower operating losses at IDT Internet Telephony and IDT Solutions.

Interest. Net interest income was $7.8 million in the three months ended October 31, 2002, compared to net interest income of $6.7 million in the three months ended October 31, 2003. The decrease is due to a lower average cash and cash equivalents and marketable securities balance in the first quarter of Fiscal 2004 compared to the first quarter of Fiscal 2003.

Other Income (Expense). Other income (expense) amounted to an expense of $3.4 million in the three months ended October 31, 2002, compared to income of $15.6 million in the three months ended October 31, 2003. Included in other income in the three months ended October 31, 2003 was a $12.2 million gain recorded by Net2Phone on the buyout and settlement of minority owners of its ADIR subsidiary, a $1.4 million reversal of previously recorded charge related to an obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T, and net income from other investments totaling $2.0 million.

Included in other expense in the three months ended October 31, 2002 were losses of $2.2 million associated with recording our pro-rata share of an affiliate’s losses, through the equity method of accounting, a charge of $1.0 million related to an obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T, and net losses from other investments totaling $0.2 million.

Minority Interests. Minority interests were $46.5 million for the three months ended October 31, 2002 compared to $13.0 million for the three months ended October 31, 2003. The $33.5 million decrease in minority interests was primarily attributable to attributable to Net2Phone’s settlement of litigation with Cisco during the first quarter of Fiscal 2003.

Income Taxes. We recorded an income tax benefit of $13.6 million in the three months ended October 31, 2002, compared to income tax expense of $4.7 million in the three months ended October 31, 2003.

Net Loss. Our consolidated net loss was $4.1 million in the three months ended October 31, 2002 compared to consolidated net loss of $14.0 million in the three months ended October 31, 2003. The recording of a net loss in three months ended October 31, 2002 and 2003, was a result of the combined factors for each of the segments discussed below, as well as those items detailed above.

IDT Telecom—Retail Telecommunications Services and Wholesale Telecommunications Services Segments

Revenues. IDT Telecom’s revenues increased 16.6%, from $390.2 million in the three months ended October 31, 2002 to $455.0 million in the three months October 31, 2003. IDT Telecom’s revenues increased primarily as a result of a 26.3% growth in minutes of use (excluding minutes related to our consumer phone services business, which are not carried through our own network) from 3.8 billion in the three months ended October 31, 2002 to 4.8 billion in the three months ended October 31, 2003. IDT Telecom experienced growth in minutes of use in both its Retail Telecommunications Services and Wholesale Telecommunications Services segments, in both the U.S. and international operations. IDT Telecom’s minutes of use grew at a faster rate than did its revenues, reflecting a 6.0% decline in its average revenue-per-minute, from $0.0911 during the three months ended October 31, 2002 to $0.0856 during the three months ended October 31, 2003. IDT Telecom’s decrease in its average revenue-per-minute is due to a number of factors, including (i) continued competition in both retail and wholesale markets, and (ii) introduction of new calling cards.

Revenues from IDT Telecom’s Retail Telecommunications Services segment increased $22.6 million, or 7.4%, from $306.8 million in the three months ended October 31, 2002 to $329.4 million in the three months ended October 31, 2003. This growth was largely the result of a $21.3 million increase in sales of prepaid calling cards and a $1.6 million increase in consumer phone services revenues offset by a decrease in call reorigination services. As a percentage of IDT Telecom’s overall revenue, Retail Telecommunications Services’ revenues decreased from 78.6% in the three months ended October 31, 2002 to 72.4% in the three months ended October 31, 2003, as revenues from our Wholesale Telecommunications Services segment grew at a faster rate than did our retail business revenues. IDT Telecom’s calling card sales increased 7.9%, from $270.7 million in the three months ended October 31, 2002 to $292.0 million in the three months ended October 31, 2003, fueled by the introduction of several new calling cards. A new card is generally introduced with attractive low per-minute pricing, which is gradually increased as the card gains acceptance and builds market share. The increase in new calling card introductions was part of IDT’s plan to aggressively seek market share in both its traditional Northeast U.S. markets, as well as in several other key areas, such as California, Florida and Texas. In addition, the growth in our calling card revenues resulted from the expansion of our distribution network beyond our traditional Northeastern U.S. territory, as well as the continued growth of European operations, both in our U.K. market as well as in other markets such as Spain, Germany and the Netherlands.

Calling card sales as a percentage of IDT Telecom’s Retail Telecommunications Services revenues increased from 88.3% in the three months ended October 31, 2002 to 88.6% in the three months ended October 31, 2003, as revenues from calling card sales grew at a faster rate than did revenues from consumer phone services. Revenues from consumer phone services, in which we act as a switchless reseller of another company’s network, experienced growth in minutes of use in the three months ended October 31, 2003, with revenues increasing 4.2%, from $35.7 million in the three months ended October 31, 2002 to $37.2 million in the three months ended October 31, 2003. The consumer phone services revenue increase is attributable to the continued growth of our flat-rate, $0.05 a minute long distance calling plan, which has been driven by increased marketing expenditures, resulting in an increase in the average number of consumer phone services customers. In addition, consumer phone services increased due to the August 2003 launch of America Unlimited, our residential bundled phone service including unlimited local, regional and long distance calling within the U.S., for a fixed monthly fee. In the three months ended October 31, 2003 we had an average of approximately 573 thousand customers for our consumer phone services, compared to an average of approximately 544 thousand customers in the three months ended October 31, 2002. Beginning in early Fiscal 2003, we significantly increased the marketing and advertising expenditures of our consumer phone services business, in an attempt to accelerate the growth of our customer base. These expenditures, while reducing consumer phone services operating profits in the near term, are expected to lead to a rise in the number of active customers, revenues and profits over the longer term.

IDT Telecom’s Wholesale Telecommunications Services revenues increased $42.2 million or 50.6%, from $83.4 million in the three months ended October 31, 2002 to $125.6 million in the three months ended October 31, 2003. As a percentage of IDT Telecom’s total revenues, Wholesale Telecommunications Services revenues increased from 21.4% in the three months ended October 31, 2002 to 27.6% in the three months ended October 31, 2003. The increase in revenues occurred as a result of an increase in wholesale carrier minutes, despite a significant decline in the average revenue-per-minute. In recent years, IDT Telecom’s wholesale carrier business has curtailed or ceased completely its sales to financially unstable carriers. During the three months ended October 31, 2003, IDT Telecom continued to grow its customer base through the addition of new customers and by increasing sales to its larger, more financially stable customers. Increased sales to global Tier 1 dominant carriers accounted for the bulk of the growth in revenues and gross profits for the above periods.

Direct Cost of Revenues. Direct cost of revenues for IDT Telecom increased 19.2%, from $298.4 million in the three months ended October 31, 2002 to $355.7 million in the three months ended October 31, 2003, due to the higher revenue and minutes base. As a percentage of IDT Telecom’s total revenues, direct costs increased from 76.5% in the three months ended October 31, 2002, to 78.2% in the three months ended October 31, 2003. The increase in direct costs as a percentage of total revenues is attributable to the competitive pricing environment within the telecommunications industry, which resulted in our per minute price realizations declining at a faster rate than our per minute costs of terminating traffic. Our average termination cost per minute declined 2.0% to $0.0737 in the three months ended October 31, 2003, from $0.0752 in the three months ended October 31, 2002.

Direct costs of revenues for Retail Telecommunication Services increased 9.2% from $223.3 million in the three months ended October 31, 2002 to $243.8 million in the three months ended October 31, 2003. This total cost increase reflects an $18.5 million increase in direct costs for calling cards and a $2.4 million increase in direct costs for consumer phone services offset by a $0.4 million decrease in direct costs for call reorigination services. As a percentage of Retail Telecommunication Services revenues, direct costs increased from 72.8% in the three months ended October 31, 2002 to 74.0% in the three months ended October 31, 2003.

Direct costs of revenues for consumer phone services increased 15.6% from $15.4 million in the three months ended October 31, 2002 to $17.8 million in the three months ended October 31, 2003. The increase is due to the significant growth of minutes of use. As a percentage of consumer phone services revenues, direct costs increased from 43.1% in the three months ended October 31, 2002, to 47.8% in the three months ended October 31, 2003.

Direct costs of revenues for Wholesale Communications Services increased 49.0% from $75.1 million in the three months ended October 31, 2002 to $111.9 million in the three months ended October 31, 2003. The increase in absolute dollars is attributable to the growth in wholesale carrier minutes, which grew at a faster rate than did wholesale carrier revenues. As a percentage of Wholesale Telecommunication Services revenues, direct costs decreased from 90.0% in the three months ended October 31, 2002 to 89.1% in the three months ended

October 31, 2003. This decrease occurred as a result of our per minute costs for terminating traffic falling at a faster rate than did our per minute price realizations.

Selling, General and Administrative. IDT Telecom’s selling, general and administrative expenses increased 3.9%, from $59.3 million in the three months ended October 31, 2002 to $61.6 million in the three months ended October 31, 2003. The increase in selling, general and administrative expenses is due to several factors, including increased sales and marketing efforts for our Retail Telecommunications Services segment, as well as increased salaries, facilities costs and professional fees related to the expansion of our infrastructure and bases of operation to facilitate our current and anticipated future sales growth. As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses were 15.2% in the three months ended October 31, 2002, compared to 13.5% in the three months ended October 31, 2003, because our revenues grew at a faster rate than did our selling, general and administrative expenses and we implemented stricter cost controls.

Depreciation and Amortization. IDT Telecom’s depreciation and amortization expense remained flat at $15.4 million in the three months ended October 31, 2002 compared to $15.3 million in the three months ended October 31, 2003. As a percentage of IDT Telecom’s total revenues, depreciation and amortization expense was 3.9% in the three months ended October 31, 2002 compared to 3.4% in the three months ended October 31, 2003, reflecting the growth in our revenues.

Non-cash Compensation. IDT Telecom recorded non-cash compensation of $2.3 million in the three months ended October 31, 2002, primarily related to the modification of stock option agreements of certain terminated employees compared to $0.1 million in the three months ended October 31, 2003, related to stock options granted to outside consultants for past services.

Restructuring, Severance, and Impairment Charges. Impairment charges of $1.5 million were recorded by IDT Telecom during the three months ended October 31, 2002 resulting primarily from the write-off of a discontinued Indefeasible Right of Use. No such charges were recorded during the three months ended October 31, 2003.

Income from Operations. IDT Telecom recorded income from operations of $13.4 million in the three months ended October 31, 2002, compared to income from operations of $22.3 million in the three months ended October 31, 2003. The increase in income from operations resulted primarily from the revenue and gross profit growth in both the Retail Telecommunications Services and Wholesale Telecommunications Services segments and the significantly lower level of non-cash compensation and restructuring, severance and impairment charges.

IDT Solutions Segment

Revenues. Revenues from IDT Solutions decreased 13.1%, from $24.5 million in the three months ended October 31, 2002 to $21.3 million in the three months ended October 31, 2003. Since the acquisition of the Winstar assets in December 2001, we have significantly restructured and downsized the acquired business, including the discontinuation of certain product lines and the exiting from certain geographic locations.

Direct Cost of Revenues. Direct cost of revenues consists primarily of two components, connectivity for the network backbone and lease payments for the network of provision-ready buildings. Direct cost of revenues for IDT Solutions decreased 35.8%, from $28.5 million in the three months ended October 31, 2002 to $18.3 million in the three months ended October 31, 2003. As a percentage of IDT Solutions’ revenues, direct costs decreased from 116.3% in the three months ended October 31, 2002 to 85.9% in the three months ended October 31, 2003. The decrease in direct cost of revenues is due to the restructuring and downsizing efforts discussed above.

Selling, General and Administrative. Selling, general and administrative expenses of IDT Solutions decreased 17.0%, from $18.2 million in the three months ended October 31, 2002 to $15.1 million in the three months ended October 31, 2003. The decrease is primarily due to the significant cost saving measures undertaken by IDT, which included a significant reduction in number of employees. The main component of selling, general and administrative expenses for the three months ended October 31, 2003 and 2002 was employee compensation and benefits, accounting for $10.7 million and $12.4 million, or about 70.9% and 68.1%, respectively, of total selling, general and administrative expenses. Since the acquisition of the Winstar assets in December 2001, the number of employees of Winstar has been reduced from approximately 750 to approximately 460 as of October 31, 2003. As a percentage of IDT Solutions revenues, selling, general and administrative expenses were 74.3% in the three months ended October 31, 2002 compared to 70.9% in the three months ended October 31, 2003.

Depreciation and Amortization. Depreciation and amortization expense increased 52.0%, from $2.5 million in the three months ended October 31, 2002 to $3.8 million in the three months ended October 31, 2003. The increase is due primarily to the overall growth in the fixed asset base. As a percentage of IDT Solutions revenues, depreciation and amortization was 10.2% in the three months ended October 31, 2002 compared to 17.8% in the three months ended October 31, 2003.

Restructuring, Severance, and Impairment Charges. Restructuring, severance and impairment charges were $4.2 million in the three months ended October 31, 2003. In the first quarter of Fiscal 2004, the Company approved a restructuring plan aimed at reducing the operating losses presently being incurred by the IDT Solutions segment. This restructuring plan is focused on reducing IDT Solutions’ personnel costs, real estate network and network connectivity. In connection with the restructuring plan, IDT Solutions incurred $4.2 million of restructuring obligations and as a result recorded personnel severance charges of $1.2 million, real estate network reduction charges of $1.8 million and network connectivity termination charges of $1.2 million. As of October 31, 2003, the remaining liability of $3.5 million is classified within accrued expenses on our balance sheet. The remaining liability is expected to be paid out in full during the remainder of Fiscal 2004, at which time the present restructuring plan will be complete.

Loss from Operations. Loss from operations in the three months ended October 31, 2002 was $24.7 million compared to $20.1 million in the three months ended October 31, 2003. The decrease in loss from operations is due to the significant cost saving measures undertaken by IDT, which include the downsizing of the Winstar network and a significant reduction in number of employees, offset by the restructuring charge described above.

IDT Internet Telephony Segment

Revenues. Net2Phone’s revenues are primarily derived from per-minute charges billed to its customers on a prepaid basis and from the sale of Internet telephony equipment and services to resellers and other carriers. Revenues decreased 15.9% from $22.6 million in the three months ended October 31, 2002 to $19.0 million in the three months ended October 31, 2003. This decrease in revenues resulted primarily from Net2Phone’s decision to curtail its sales of disposable calling cards, which have low margins. Net2Phone also scaled back other low-margin businesses, including wholesale termination of telecommunications traffic. Net2Phone plans to fully exit the U.S. disposable calling card business by the end of Fiscal 2004.

Direct Cost of Revenues. Net2Phone’s direct cost of revenues consists primarily of connectivity costs associated with carrying customer traffic on its network, wholesale costs of Internet telephony devices, ad serving costs and e-mail box hosting fees. It also includes the cost of purchasing, storing and shipping Internet telephony equipment. Total direct cost of revenues decreased 24.6% from $12.6 million in the three months ended October 31, 2002 to $9.5 million in the three months ended October 31, 2003. As a percentage of total

Internet Telephony revenues, total direct costs was 55.8% in the three months ended October 31, 2002 compared to 50.0% in the three months ended October 31, 2003. While the decrease in direct costs is primarily due to the lower revenue base, Net2Phone has also realized cost reductions from a more efficiently structured and utilized network and from more aggressively priced termination contracts.

Selling, General and Administrative. Selling, general and administrative expenses consist of employee salaries and benefits, the expenses associated with acquiring customers, including commissions paid to sales partners, advertising costs, referral fees, and the costs of insurance, legal services, rent, utilities, consulting and other items. Selling, general and administrative expenses decreased 8.8% from $13.7 million in the three months ended October 31, 2002 to $12.5 million in the three months ended October 31, 2003. The decrease is due primarily to continuing cost management initiatives, elimination of certain expenses directly related to the restructurings of Net2Phone’s operations and an overall reduction in the number of employees. As a percentage of total Internet Telephony revenues, selling, general and administrative expenses were 60.6% in the three months ended October 31, 2002 compared to 65.8% in the three months ended October 31, 2003. Going forward, Net2Phone expects to incur significant selling, general and administrative expenses as it continues to fund the growth of its cable telephony business.

Depreciation and Amortization. Depreciation and amortization expense remained constant at $2.5 million in the three months ended October 31, 2002 and 2003. As a percentage of total Internet Telephony revenues, depreciation and amortization expense was 11.1% in the three months ended October 31, 2002 compared to 13.2% in the three months ended October 31, 2003. The increase as a percentage of revenues is due to the lower revenue base, as described above.

Gain on Settlement by Net2Phone of Litigation. Gain on settlement by Net2Phone of litigation was $58.4 million in the three months ended October 31, 2002. On March 19, 2002 Net2Phone and its ADIR Technologies, Inc. subsidiary filed suit in the United States District Court for the District of New Jersey against Cisco Systems, Inc. and a Cisco executive who had been a member of ADIR’s board of directors. The suit arose out of the relationships that had been created in connection with Cisco’s and Net2Phone’s original investments in ADIR and out of ADIR’s subsequent purchase of NetSpeak, Inc. in August 2001. In July 2002, Net2Phone and ADIR agreed to settle the suit. The parties settled the suit and all related claims against Cisco and the Cisco executive in exchange for: (i) the transfer, during the first quarter of Fiscal 2003, to Net2Phone of Cisco’s and Softbank Asia Infrastructure Fund’s respective 11.5% and 7.0% interests in ADIR, and (ii) the payment by Cisco, during such quarter, of $19.5 million to Net2Phone and ADIR. As a result of this settlement, Net2Phone recognized for the quarter ended October 31, 2002, a gain of $58.4 million consisting of (i) a $38.9 million reduction in Net2Phone’s minority interests in ADIR as a result of the transfer of the ADIR interests and (ii) the receipt of settlement proceeds of $19.5 million.

Non-cash Compensation. Non-cash compensation was $1.6 million in the three months ended October 31, 2002 compared to $1.8 million in the three months ended October 31, 2003. For the three months ended October 31, 2003, Net2Phone’s non-cash compensation primarily resulted from a charge of $1.3 million relating to repriced options which are subject to variable accounting treatment and therefore must be marked-to-market each quarter. For the three months ended October 31, 2002, Net2Phone’s non-cash compensation primarily resulted from employee stock options granted at below market value by Net2Phone.

Restructuring, Severance and Impairment Charges. Restructuring, severance and impairment charges were $0.2 million in the three months ended October 31, 2003 compared to $5.2 million in the three months ended October 31, 2002, as a result of restructuring charges recorded by Net2Phone as announced during Fiscal 2002 and Fiscal 2003.

Income (Loss) from Operations. Net2Phone’s income from operations was $45.5 million in the three months ended October 31, 2002 compared to a loss from operations of $7.6 million in the three months ended October 31,

2003, primarily as a result of the $58.4 million gain on settlement by Net2Phone of litigation in the first quarter of Fiscal 2003, lower restructuring, severance and impairment charges incurred in the first quarter of Fiscal 2004, and lower selling, general and administrative expenses, as discussed above.

IDT Entertainment Segment

On May 22, 2003, we purchased a 54.9% interest in Film Roman, Inc., consisting of 10.5 million shares of common stock of Film Roman at a purchase price of $0.09 per share, representing an aggregate cash purchase price of $0.9 million. In addition, between September 2003 and October 2003, we acquired in separate privately negotiated transactions, an additional 5.1 million shares of Film Roman common stock in exchange for 86,083 shares of IDT’s Class B common stock, which increased our ownership interest in Film Roman’s common stock to approximately 81.9%. For the three months ended October 31, 2003, our results from operations include the consolidation of Film Roman.

Revenues. Revenues from the IDT Entertainment segment were $0.1 million in the three months ended October 31, 2002 compared to $12.1 million in the three months ended October 31, 2003. The increase in revenues is primarily due to the consolidation of Film Roman in May 2003, which represented $10.8 million of the increase.

Direct Cost of Revenues. Direct cost of revenues increased from nil in the three months ended October 31, 2002 to $10.6 million in the three months ended October 31, 2003. As a percentage of IDT Entertainment’s revenues, direct cost of revenues was 87.6% in the three months ended October 31, 2003. The increase is primarily due to the consolidation of Film Roman.

Selling, General and Administrative. Selling, general and administrative expenses increased from $0.6 million in the three months ended October 31, 2002 to $2.1 million in the three months ended October 31, 2003. As a percentage of IDT Entertainment’s revenues, selling, general and administrative expenses were 17.4% in the three months ended October 31, 2003. The increase in selling, general, and administrative expenses is primarily due to the consolidation of Film Roman.

Depreciation and Amortization. Depreciation and amortization expense was nil in the three months ended October 31, 2002, compared to $0.1 million in the three months ended October 31, 2003. As a percentage of IDT Entertainment’s revenues, depreciation and amortization expense was 0.8% in the three months ended October 31, 2003. The increase is primarily due to the consolidation of Film Roman.

Loss from Operations. Loss from operations in the three months ended October 31, 2002 was $0.5 million compared to a loss from operations of $0.7 million in the three months ended October 31, 2003, which reflects the consolidation of Film Roman.

Corporate

Our Corporate costs consist of corporate services, such as treasury management costs, corporate governance costs, public relations, corporate executive management, corporate insurance, corporate litigation and other general corporate expenses, as well as depreciation expense on corporate assets. Such corporate services are shared generally by our other operating segments, and are not allocable to any specific segment. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

Selling, General and Administrative. We incurred $7.9 million in corporate selling, general and administrative expenses in the three months ended October 31, 2002, compared to $8.9 million incurred in the three months ended October 31, 2003. The increase is due largely to increased costs of litigation against

Telefonica and Terra Networks, S.A (Refer to “Item 1. Legal Proceedings” for a discussion of the Telefonica settlement). As a percentage of our total consolidated revenues, corporate selling, general and administrative expenses were 1.8% in the three months ended October 31, 2002, compared to 1.7% in the three months ended October 31, 2003.

Depreciation and Amortization. Depreciation expense was $0.7 million in the three months ended October 31, 2002 compared to $0.4 million in the three months ended October 31, 2003.

Non-cash Compensation. Non-cash compensation of $1.7 million was recorded in the three months ended October 31, 2003, primarily related to restricted stock and stock options granted to outside consultants for past services rendered. No such charges were recorded during the three months ended October 31, 2002.

Loss from Operations. Loss from operations was $8.5 million in the three months ended October 31, 2002, compared to $11.0 million in the three months ended October 31, 2003, as a result of the higher selling, general and administrative expenses and non-cash compensation noted above.

Liquidity and Capital Resources

General

Historically, we have satisfied our cash requirements through a combination of cash flow from operating activities, sales of equity and debt securities and borrowings from third parties. Our cash requirements have also been satisfied through our existing cash, cash equivalents and marketable securities balances.

As of October 31, 2003, we had cash, cash equivalents, restricted cash and marketable securities of approximately $1.0 billion, which includes $87.9 million held by Net2Phone, and working capital of approximately $760.0 million. We used $6.8 million of cash for operating activities during the three months ended October 31, 2003 compared to $15.0 million of cash that was generated by operating activities during the three months ended October 31, 2002. Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on the timing of operating cash receipts and payments, especially trade accounts receivable and trade accounts payable.

We generated approximately $53.8 million in investing activities during the three months ended October 31, 2003. This compares to net cash flows used in investing activities of $105.4 million during the three months ended October 31, 2002. Cash provided by investing activities during the three months ended October 31, 2003 was primarily the result of net sales and maturities of $66.3 million of marketable securities (primarily U.S. Government Agency Obligations). Our capital expenditure investments were approximately $14.9 million in the three months ended October 31, 2003, compared to approximately $9.0 million in the three months ended October 31, 2002, as we have continued to expand IDT Telecom’s international and domestic telecommunications network infrastructure. The future minimum payments of principal and interest on our capital lease obligations are $24.1 million, $20.2 million, $16.6 million, $7.0 million, $4.3 million, and $7.6 million for the remainder of Fiscal 2004, Fiscal 2005, Fiscal 2006, Fiscal 2007, Fiscal 2008, and thereafter, respectively. Throughout Fiscal 2003, we have made considerable expenditures designed to expand our global telecommunications network. Key elements of our network expansion plan for Fiscal 2003 included the addition of a second international gateway switch in the UK and another international gateway switch in the U.S. We now operate one domestic carrier switch plus a total of eight international gateway switches, broken down as follows: four in the U.S., two in the UK and one each in Argentina and Peru. Currently, we anticipate further expansion of our worldwide switching network throughout the remainder of Fiscal 2004, with the addition of at least one international gateway switch in each of the U.S. and UK portions of our network. In addition, we anticipate making further expenditures to bolster our network infrastructure in South America and Asia. We currently anticipate that capital expenditures for the full Fiscal 2004 will be in the $50 million to $60 million range. These estimates are contingent upon several factors, including, but not limited to, market prices for telecommunications equipment, the availability of such equipment in the distressed asset market and the specific timing of our network expansion projects. We have generally adopted a strategy of investing in network expansion only as the need arises, as dictated by our telecommunications traffic volumes. Therefore, the timing of our network expansion, and the coincident purchases of property, plant and equipment, are highly dependent upon the timing and magnitude of the growth in our telecommunications minutes-of-use. We expect to fund our capital expenditure investments with our operating cash flows and with our cash, cash equivalents and marketable securities balances. From time to time, we will also finance a portion of our capital expenditures through capital leases, with the cost of such financing the primary consideration in determining our financing activity.

Our Board of Directors has authorized the termination of our previous common stock repurchase program, under which we repurchased a total of 15.6 million shares. Under our existing stock repurchase program, our Board of Directors has authorized the repurchase of up to 15 million shares of our Class B common stock and up to 5 million shares or our common stock. We have not repurchased any shares under the existing share repurchase program to date.

On April 25, 2003, our Board of Directors authorized that all then outstanding stock options exercisable for shares of our common stock (which were exercisable for an aggregate of 1.9 million shares) were amended to instead be exercisable for an equal number of shares of our Class B common stock. In addition, the Board also authorized that shares of Class B common stock held as treasury stock be allocated for issuance in connection with the above stock option amendments. As of and for the three months ended October 31, 2003, 0.3 million and 0.1 million shares, respectively, of our Class B common stock held in treasury were issued in connection with the exercise of amended options described above.

We used $4.6 million and $9.2 million in cash for financing activities during the three months ended October 31, 2003 and 2002, respectively. We received approximately $9.2 million in proceeds from the exercise of stock options during the three months ended October 31, 2003 compared to $1.0 million received during the three months ended October 31, 2002. We repaid capital lease obligations of $6.2 million and $5.2 million during the three months ended October 31, 2003 and 2002, respectively.

On November 25, 2003, Net2Phone closed an underwritten common stock offering of 13.0 million shares, which included 10.5 million shares sold to the public and an aggregate of 2.5 million shares sold to IDT and Liberty Media, at an offering price of $4.50 per share. In addition, Net2Phone granted the underwriters an option for a period of 30 days from the offering to purchase an additional 1.6 million shares of common stock to cover over-allotments, and the underwriters exercised their over-allotment option with respect to 1.0 million shares at the time Net2Phone consummated the offering. Their over-allotment option with respect to the remaining 600,000 shares will expire on December 19, 2003. Net2Phone received net proceeds of $59.6 million as a result of the offering. Net2Phone intends to use the proceeds from the offering for general corporate purposes, capital expenditures, and working capital, including funding its cable telephony business.

As a result of this common stock offering, our ownership percentage in the equity of Net2Phone (both through NTOP Holdings and directly) decreased to 18.8% as of November 25, 2003 (subject to additional reduction upon any exercise of the 600,000 shares over-allotment option). We have historically accounted for sales of stock of our subsidiaries in accordance with Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary, which permits us to record the change in the carrying value of our share in the equity of our subsidiaries as a gain or loss. Accordingly, in connection with Net2Phone’s common stock offering, we expect to recognize an estimated gain of $9.6 million in the second quarter of Fiscal 2004.

We experience intense price competition in our telecommunications businesses. The long distance telecommunications industry has been characterized by significant declines in both per-minute revenues and per-minute costs, as evidenced by IDT Telecom’s experience during Fiscal 2003 and the three months ended October 31, 2003. During the three months ended October 31, 2003, IDT Telecom’s average revenue-per-minute was

$0.0856 per minute, down 6.0% from $0.0911 per minute for the three months ended October 31, 2002. IDT Telecom’s average termination cost per-minute dropped approximately 2.0%, to $0.0737 in the three months ended October 31, 2003, from $0.0752 in the three months ended October 31, 2002.

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

On May 22, 2003, we purchased a 54.9% interest in Film Roman, Inc., consisting of 10.5 million shares of common stock of Film Roman at a purchase price of $0.09 per share, representing an aggregate cash purchase price of $0.9 million. In addition, between September 2003 and October 2003, we acquired in separate privately negotiated transactions, an additional 5.1 million shares of Film Roman common stock in exchange for 86,083 shares of IDT’s Class B common stock valued at $1.5 million, which increased our ownership interest in Film Roman’s common stock to 81.9%. We also agreed to lend Film Roman up to $2.1 million that can be converted at our option into additional shares of Film Roman common stock. As of December 15, 2003, Film Roman borrowed approximately $0.5 million of the $2.1 million made available to it. Film Roman develops, produces and licenses a broad range of television programming for the television network, cable television, first-run domestic syndication and international markets.

On December 1, 2003, we acquired a controlling interest in Mainframe Entertainment, Inc., consisting of 43.8 million shares of common stock of Mainframe at an aggregate cash purchase price of $7.6 million. Mainframe is a creator of computer generated image animation for feature films, TV and direct-to-video DVD products. In addition, we entered into an agreement to lend Mainframe up to $4.2 million of Canadian dollars, which is convertible at our option, into fully paid and nonassessable shares of common stock of Mainframe. If the conversion privilege is not exercised by us, then the unpaid principal and interest shall be payable in full no later than five years from the date of the first loan.

On December 11, 2003, we consummated the acquisition of Anchor Bay Entertainment Group (consisting of the equity interests of four entities and certain additional assets, “ABE”) for a cash purchase price of $59.8 million. ABE is an independent video label that licenses films and other programming for home entertainment distribution.

We continued to fund our IDT Entertainment and IDT Media segments throughout the first quarter of Fiscal 2004. We anticipate that IDT Entertainment and IDT Media will continue to rely on us to fund its cash needs, including operating expenses, capital expenditures and potential acquisitions. Currently, IDT Entertainment is aggressively pursuing acquisitions and/or other investments, primarily in its animation business line, and may look to outside sources to raise additional funds.

Since our acquisition of the Winstar assets in December 2001, the IDT Solutions segment has incurred significant operating losses. We have undertaken significant cost saving measures and restructured IDT Solutions’ operations, which included the downsizing of the Winstar network and a significant reduction in the number of its employees, aimed at reducing the operating losses. At this time, IDT expects to continue funding IDT Solutions’ operating losses and capital expenditure needs for the foreseeable future.

Changes in Other Current Assets, Trade Accounts Receivable, Allowance for Doubtful Accounts and Deferred Revenue

Our other current assets remained flat at $80.9 million at October 31, 2003 compared to $81.3 million at July 31, 2003. Gross trade accounts receivable increased from $168.9 million as of July 31, 2003 to $172.8 million at October 31, 2003, reflecting the increase in total revenues, partially offset by a decrease in the average age of our gross trade accounts receivable, as measured by number of days sales outstanding.

Due to the wide range of collection terms, future trends with respect to days sales outstanding generally depends on the proportion of total sales made to carriers, who are often offered payment terms of 30 days or more, and prepaid calling card distributors, who generally receive payment terms of less than 30 days. As such, the trends in days sales outstanding will depend, in large part, on the mix of wholesale (carrier) versus retail (prepaid calling card distributor) customers. As we anticipate that in the near term we will attempt to continue to secure shorter payment terms from some of our customers, we could experience declines in the average age of our trade accounts receivable throughout Fiscal 2004. Conversely, as we are willing to extend longer payment terms to more credit-worthy customers, an increase in customers belonging to the highest credit classes, as a percentage of total customers, could lead to an increase in days sales outstanding. In addition, if we restricted sales to financially unstable customers, regardless of the credit terms, the proportion of higher-credit class customers will increase further, potentially leading to an increase in the average days sales outstanding. In addition, days sales outstanding for our consumer phone services customers is usually longer than 30 days, given the timing of the billing cycle. Therefore, due to the conflicting nature of the above factors, future trends in days sales outstanding remain difficult to predict, and it is not possible at this time to determine whether recent trends in days sales outstanding will continue.

The allowance for doubtful accounts as a percentage of gross trade accounts receivable decreased from 25.2% at July 31, 2003, to 21.9% at October 31, 2003, due primarily to the write off of certain uncollectable receivables against the allowance related to our consumer phone services business.

Deferred revenue as a percentage of total revenues vary from period to period, depending on the mix and the timing of revenues. Throughout Fiscal 2003 and during the first quarter of Fiscal 2004, we experienced a steady increase in sales of our calling cards due to the introduction of several new calling cards in the U.S. and the continued expansion of our European calling card operations. This resulted in a continued increase in deferred revenue. We expect to experience increases in our deferred revenue throughout Fiscal 2004, owing primarily to a continued increase in calling card sales.

Other Sources and Uses of Resources

We intend to, where appropriate, make strategic acquisitions to expand our telecommunications businesses. These acquisitions could include, but are not limited to, acquisitions of telecommunications equipment, telecommunications network capacity, customer bases or other assets. From time to time, we evaluate potential acquisitions of companies, technologies, products and customer accounts that complement our businesses, particularly in light of the financial distress currently being encountered by many telecommunications firms. These conditions have resulted in the availability for sale of numerous strategic assets and businesses. We also intend to, where appropriate, to make strategic acquisitions to complement and/or expand our IDT Entertainment segment segment and our IDT Media segment. In considering acquisitions, we will search for opportunities to profitably grow our existing businesses, to add qualitatively to the range of businesses in the IDT portfolio, and to supplement our existing network expansion plans through the timely purchase from third parties of necessary equipment. At this time, we cannot guarantee that we will be presented with acquisition opportunities that meet our return on investment (ROI) criteria, or that our efforts to acquire such companies that meet our criteria will be successful.

We believe that, based upon our present business plan, and due to the large balance of cash, cash equivalents, restricted cash and marketable securities we held as of October 31, 2003, our existing cash resources will be sufficient to meet our currently anticipated working capital and capital expenditure requirements and to fund any potential operating cash flow deficits within any of our segments for at least the next twelve months. If our growth exceeds current expectations or if we acquire the business or assets of another company, we might need to raise additional capital from equity or debt sources. There can be no assurance that we will be able to raise such capital on favorable terms or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our anticipated expansion, which could have a material adverse effect on our business, financial condition and/or results of operations.

The following tables quantify our future contractual obligations and commercial commitments, which consist primarily of capital and operating leases, purchase obligations and standby letters of credit as of October 31, 2003 (in millions):

Contractual Obligations

Payments Due by Period

	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Capital lease obligations	$79.8	$26.9	$35.1	$10.2	7.6
Operating leases	351.6	74.1	87.5	54.9	135.1
Other long-term obligations (1)	19.2	3.4	15.8	—	—
Purchase obligations	48.5	9.9	38.1	0.2	0.3

Total contractual obligations	$499.1	$114.3	$176.5	$65.3	$143.0

(1)	Consists of (i) our $3.4 million obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T and (ii) Net2Phone’s $15.8 million obligation to guarantee the value of 0.6 million shares of Net2Phone’s common stock to Deutsche bank.

Other Commercial Commitments

Payments Due by Period

	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Standby letters of credit	$36.6	$6.4	$25.0	$3.1	$2.1

Foreign Currency Risk

Revenues from our international operations represented 19.4% and 16.5% of our consolidated revenues for the three months ended October 31, 2003 and 2002, respectively. A significant portion of these revenues are in denominations other than the U.S. Dollar. Foreign currency exchange risk that we are subject to is mostly mitigated by our ability to offset the majority of these non dollar-denominated revenues with operating expenses that are paid in the same currencies. As such, the net amount of our exposure to foreign currency exchange rate changes is not material.

Recently Issued Accounting Standards

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This standard clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity. The statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our results of operations or financial position. In November 2003, the FASB issued FASB Staff Position (FSP) FAS 150-3 deferring indefinitely the effective date for applying the specific provisions within SFAS No. 150 related to the classification and measurement of mandatorily redeemable noncontrolling interests.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

The Securities and Exchange Commission’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in commodity prices. We are exposed to changes in interest rates primarily from our investments in cash equivalents and marketable securities. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. We do not consider our market risk exposure relating to foreign currency exchange to be material, as we generally have sufficient cash outflows based in these currencies to largely offset the cash inflows based in these currencies, thereby creating a natural hedge. In order to mitigate the risk associated with the small amounts of remaining net foreign exchange exposure, which we experience from time to time, we have, on occasion, entered into foreign exchange hedges. In addition to but separate from our primary business, we hold a small portion of our total asset portfolio in hedge funds for speculative and strategic purposes. As of October 31, 2003, the carrying value of our investments in such hedge funds was approximately $32.1 million. Investments in hedge funds carry a significant degree of risk, which will depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that hedge fund managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our interests in these funds may go down as well as up and we may not receive, upon redemption, the amounts originally invested.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, such officers have concluded that as of such date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to IDT (including its consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

Changes in Initial Control over Financial Reporting. There were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal proceedings in which we are involved are more fully described in our Annual Report on Form 10-K/A (Amendment No. 1) for the year ended July 31, 2003. The following discussion is limited to recent developments, if any, concerning our legal proceedings and should be read in conjunction with such earlier Annual Report. Unless otherwise indicated, all legal proceedings discussed in our earlier Annual Report remain outstanding.

With respect to our complaint against Telefonica S.A., Terra Networks, S.A., Terra Networks, U.S.A., Inc., and Lycos, Inc. filed in the United States District Court for the District of New Jersey relating to a joint venture we entered into with Terra in October 1999 and subsequently terminated in April 2000, the parties appeared for a settlement conference before Judge Linares on December 3, 2003. No settlement was reached and Judge Linares will begin scheduling oral argument on all pending motions. The parties will be conducting expert discovery in January and February 2004.

With respect to our statement of claim filed with the American Arbitration Association naming Telefonica Internacional, S.A. as the Respondent, on November 6, 2003, the Arbitrators awarded $21.3 million to us (the “Award”), which is comprised of $16.8 million for Telefonica’s breach of the capacity purchase section of the MOU, plus interest in the amount of $4.5 million. The Arbitrators denied and dismissed our claims for breach of the joint venture section of the MOU. The Arbitrators did not award damages for Telefonica’s breach of the equity purchase section of the MOU. Lastly, the Arbitrators denied and dismissed all of Telefonica’s counterclaims against us. In addition, we received $0.3 million of additional interest from the date of the Award until the receipt of the proceeds. In connection with the Award, we will record the $21.6 million receipt of proceeds in “other income” during the second quarter of Fiscal 2004.

With respect to the class action complaint served by former employees of Teligent, Inc. against us, the parties participated in a mediation session on December 8, 2003. Although the parties did not reach a settlement during the mediation, settlement discussions are ongoing. In the event the parties cannot reach an amicable resolution, the Court will address any open discovery issues and set a trial date.

IDT Telecom

With respect to the complaint filed by Alfred West against us, the Court denied West’s motion for additional discovery. A pre-trial conference is scheduled for February 24, 2004.

With respect to the complaint filed by PT-1 Communications, Inc. against us, the parties appeared at a conference before the judge on November 13, 2003 and expert depositions were scheduled for December 2003. The judge set a trial date for March 3, 2004.

With respect to the Morris Amsel and the Ana Cardoso and Maria Calado matters (the “MDL Action”) against us, that are consolidated for pre-trial purposes in the United States District Court for the District of New Jersey, discovery is continuing. On November 17, 2003, the Court entered a Case Management Order (the “Order”). Pursuant to the Order, the parties are scheduled to appear for a status conference on January 15, 2004 and class certification fact discovery shall remain open until February 2, 2004.

The Ramon Ruiz, Paul Zedeck and Solomon Bitton matters were consolidated and removed to the United States District Court of New Jersey in late October 2003.

With respect to the complaint filed by Aerotel, Ltd., Aerotel U.S.A., and Aerotel U.S.A., LLC against us on October 30, 2003, we filed our answer to the complaint. On December 5, 2003, the parties appeared for an initial conference. The judge ordered the parties to proceed with Rule 26 discovery, which is to be completed by January 19, 2004. We also requested a stay of this matter while the patents at issue are being reviewed by the United States Patent Office. The judge advised the parties that he would decide our request for a stay in approximately ten days.

With respect to the complaint served by Irene Kieves against us on or about November 10, 2003, we filed our answer to the complaint. The plaintiff sought leave of court to file and serve a motion to remand this matter to state court. The plaintiff’s moving papers were due on December 9, 2003. Our responsive papers are due on December 19, 2003 and plaintiff’s reply papers are due on December 29, 2003. Oral argument on the motion is scheduled for January 12, 2004.

Winstar

With respect to the complaint filed by Network Communications of Indiana, our summary judgment motion has been submitted to the Court.

With respect to the adversary proceeding filed by Christine C. Shubert, as Chapter 7 Trustee of the Debtors’ Estate (the “Trustee”) against us, we filed an answer on November 3, 2003. On November 24, 2003, we filed a Counterclaim against the Trustee alleging, among other things, that the Trustee breached the Asset Purchase Agreement, that the Trustee unlawfully and wrongfully converted our assets, and that, as a result, the Trustee has been unjustly enriched. The Trustee filed an answer to our Counterclaim and discovery is proceeding. A trial date is set for March 22, 2004.

With respect to the complaint filed by us against the BOMA defendants, on November 19, 2003, we served our Rule 26(a)(1) Initial Disclosures. The time within which each defendant shall answer or otherwise move or plead in response to the complaint is extended through and including January 5, 2004. The Court set a Rule 16 scheduling conference for February 2, 2004.

We are subject to other legal proceedings, which have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurances in this regard, in the opinion of our management, such proceedings, as well as the aforementioned matters, will not have a material adverse effect on our results of operations, cash flows, or our financial condition.

Item 2.	Changes in Securities and Use of Proceeds

On September 16, 2003, we issued 68,935 shares of our Class B common stock to certain former employees of Horizon Global Trading, LLC in satisfaction of an earn-out payment obligation pursuant to the Asset Purchase Agreement, dated January 7, 2002, between Horizon Global Trading, LLC and our wholly owned subsidiary, IDT Horizon GT, Inc.

In May 2003, we acquired a 54.9% controlling interest in Film Roman, Inc., a developer, producer and licensor of a broad range of television programming for the U.S. market. In separate privately negotiated transactions in

September and October 2003, we acquired additional shares of common stock of Film Roman directly from certain stockholders, increasing our equity interest in Film Roman to approximately 81.9%. We purchased shares of common stock of Film Roman for a price equal to $0.30 per share, which payment was made in shares of our Class B common stock based on the average closing price for the twenty days preceding the closing of the purchase of the Film Roman shares. Accordingly, on September 23, 2003, we issued 68,517 shares of Class B common stock in exchange for shares of Film Roman common stock, on October 13, 2003, we issued 4,185 shares of Class B common stock in exchange for shares of Film Roman common stock, and on October 17, 2003, we issued an additional 3,116 shares of Class B common stock in exchange for shares of Film Roman common stock.

On October 7, 2003, we issued a warrant to Rad-Bynet Properties (1999) Ltd. as partial consideration for our acquisition of an interest in commercial property under construction. If construction proceeds, the warrant will be exercisable in increments, upon the attainment of certain construction milestones, for up to such number of shares of our Class B common stock having a market value of $6.5 million (determined on the dates of issuance), at an exercise price of $0.01 per share.

Each of the foregoing issuances was made in reliance on the exemption in Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving any public offering.

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

IDT CORPORATION

December 15, 2003	By:	/s/ JAMES A. COURTER

James A. Courter
Chief Executive Officer and Vice-Chairman (Principal Executive Officer)

December 15, 2003	By:	/s/ STEPHEN R. BROWN

Stephen R. Brown
Chief Financial Officer and Treasurer (Principal Financial Officer)