Form 10-K/A
period 2002-07-31
IDT CORP
filed 2004-02-10
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2002,

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 1-16371

IDT CORPORATION

Delaware	22-3415036
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on October 25, 2002 of the Common Stock of $17.66 and of the Class B Common Stock of $16.30, as reported on the New York Stock Exchange, was approximately $821 million Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock (assuming conversion of the Registrant’s Class A Common Stock) or Class B Common Stock have been excluded from this computation, in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of October 25, 2002, the Registrant had outstanding 19,601,009 shares of Common Stock, $.01 par value, 9,816,988 shares of Class A Common Stock, $.01 par value, and 50,072,692 shares of Class B Common Stock, $.01 par value. Excluded from these numbers are 5,419,963 shares of Common Stock and 4,019,163 shares of Class B Common Stock held by IDT Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the Registrant’s definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, which were filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after July 31, 2002, is incorporated by reference in Part II (Item 5) and Part III (Items 10, 11, 12 and 13) of this Form 10-K.

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-K/A to our annual report for the fiscal year ended July 31, 2002 solely for the purpose of amending and restating the text regarding disclosure controls and procedures. Pursuant to Regulation S-K as in effect at the time of the original filing, this text appeared under Item 14 of Part III. Pursuant to Regulation S-K as in effect on the date of this Amendment No. 2, this text is required to appear under new Item 9A of Part III (and Item 14 of Part III now relates to other information, which is not required to be disclosed with respect to fiscal years ending before December 15, 2003). In accordance with Rule 12b-15 under the Securities Act of 1934, the complete text of Item 9A is set forth herein. In addition, in connection with the filing of this Amendment No. 2 and pursuant to Rule 12b-15, we are including certain currently dated certifications. The remainder of the Form 10-K is unchanged and is not reproduced in this Amendment No. 2. The Amendment No. 2 speaks as of the original filing date of the Form 10-K and does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

AMENDMENTS

1. Item 14 of Part III is hereby deleted in its entirety.

2. A new Item 9A of part II is hereby added as follows:

Item 9A.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in our internal control over financial reporting during the year ended July 31, 2002 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A (Amendment No. 2) to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT CORPORATION

By:	/s/ JAMES A. COURTER
James A. Courter Vice Chairman and Chief Executive Officer

By:	/S/ STEPHEN R. BROWN
Stephen R. Brown Chief Financial Officer and Treasurer

Date: February 9, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A (Amendment No. 2) has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ HOWARD S. JONAS Howard S. Jonas	Chairman of the Board and Director	February 9, 2004

/s/ JAMES A. COURTER James A. Courter	Vice Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 9, 2004

/s/ STEPHEN R. BROWN Stephen R. Brown	Chief Financial Officer, Treasurer and Director (Principal Financial Officer)	February 9, 2004

/s/ MARCELO FISCHER Marcelo Fischer	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 9, 2004

/S/ IRA A. GREENSTEIN Ira A. Greenstein	Director	February 9, 2004

/s/ JOYCE J. MASON Joyce J. Mason	Director	February 9, 2004

/s/ MARC E. KNOLLER Marc E. Knoller	Director	February 9, 2004

/s/ MOSHE KAGANOFF Moshe Kaganoff	Director	February 9, 2004

/s/ J. WARREN BLAKER J. Warren Blaker	Director	February 9, 2004

/s/ RUDY BOSCHWITZ Rudy Boschwitz	Director	February 9, 2004

/s/ SAUL K. FENSTER Saul K. Fenster	Director	February 9, 2004

/s/ JAMES S. GILMORE, III James S. Gilmore, III	Director	February 9, 2004

/s/ JACK KEMP Jack Kemp	Director	February 9, 2004

/s/ MICHAEL J. LEVITT Michael J. Levitt	Director	February 9, 2004

/S/ WILLIAM ARTHUR OWENS William Arthur Owens	Director	February 9, 2004

/s/ WILLIAM F. WELD William F. Weld	Director	February 9, 2004

2