Form 10-K/A
period 2003-07-31
IDT CORP
filed 2004-02-10
CIK 1005731

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 to our annual report on Form 10-K/A (the “Annual Report”) for the fiscal year ended July 31, 2003 to clarify certain statements made in this Annual Report. This Amendment No. 2 on Form 10-K/A amends and restates in its entirety our Annual Report on Form 10-K for the year ended July 31, 2003.

This Amendment No. 2 does not contain updates to reflect any events occurring after the original October 29, 2003 filing of our Annual Report on Form 10-K for the year ended July 31, 2003. All the information contained in this Amendment No. 2 is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission for periods subsequent to the date of the original filing of our Annual Report on Form 10-K for the year ended July 31, 2003.

INDEX

IDT CORPORATION

ANNUAL REPORT ON FORM 10-K/A—(Amendment No. 2)

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

Item 1.    BUSINESS.

INTRODUCTION

We are a multinational communications company that provides products and services to retail and wholesale customers worldwide. Our primary offerings are prepaid debit and rechargeable calling cards (which accounted for 58.9% of our total revenues for Fiscal 2003), wholesale telecommunications carrier services (where we transmit all or a portion of another telecom carrier’s traffic) and consumer phone services. We also operate several media and entertainment-related businesses, including a digital animation production company, a talk radio syndication network, a talk radio station in the Washington, D.C. metropolitan area and a call center business.

In providing calling card and wholesale carrier services, we utilize our network of more than 220 switches in the United States, Europe and South America, as well as capacity on 26 undersea fiber-optic circuits that operate on more than six different cable systems connecting our U.S. facilities with our international facilities and with third-party facilities in Europe, Latin America and Asia. We utilize other carriers’ networks in providing consumer phone services.

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

We have incurred operating losses for the past three fiscal years and net losses for the past two fiscal years. For Fiscal 2003, our operating loss was $73.6 million, down from an operating loss of $440.3 million in Fiscal 2002 and an operating loss of $432.7 million in Fiscal 2001. In addition, we incurred a net loss in Fiscal 2003 of $17.5 million compared with a net loss of $303.3 million in Fiscal 2002 and net income of $532.4 million in Fiscal 2001. Our net loss in Fiscal 2003 included a $22.4 million gain on the sale of the stock of our subsidiary, IDT Media, and a $58.0 million gain on the settlement by Net2Phone, our subsidiary, of litigation. Our net income in Fiscal 2001 included a gain of $1,037.7 million on the sale of the stock of Net2Phone.

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

For a discussion of our ongoing material legal proceedings, please see “Item 3. Legal Proceedings” in this Annual Report.

DEVELOPMENTS IN FISCAL 2003

In September 2002, we more than doubled the size of our domestic telecommunications backbone by acquiring indefeasible rights of use (which are leases of fiber optic cables generally considered to be more akin to ownership rights than traditional leases and referred to as IRUs), and related equipment from the bankrupt estate of Star Telecommunications. The IRUs, pursuant to which we have the right to use capacity on a 20-leg nationwide fiber network operated by Qwest and Broadwing, have terms that extend more than 16 years in most cases, and allow us to carry increased traffic to 13 major metropolitan centers in the United States, including Boston, New York, Washington, D.C., Atlanta, Miami, Houston, Dallas, El Paso, Phoenix, San Diego, Los Angeles, San Francisco and Las Vegas. We acquired the IRUs and the related equipment for a cash purchase price of $0.6 million.

In December 2002, we were selected as the exclusive prepaid calling card provider to Walgreens, the nation’s largest drugstore chain.

In January 2003, we acquired Global One’s prepaid calling card business from France Telecom for a cash purchase price of $0.1 million. The acquisition increased IDT Europe’s regional presence by approximately 40%, and added Norway, Denmark and Switzerland to its footprint and expanded IDT Europe’s operations in Sweden.

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

We deliver our telecommunications services over a network consisting of more than 220 switches in the United States, Europe and South America, including eight international “gateway” switches and one domestic carrier switch. Four of these international gateway switches are located in the United States, two are located in the United Kingdom and the remaining two are located in Peru and in Argentina. An international gateway switch connects networks across international borders and translates voice and signaling protocols between those used in North America, in Europe and in other areas of the world so that the networks can communicate. We also own capacity on six undersea fiber-optic circuits pursuant to IRUs and we lease capacity on an additional 20 circuits, which together operate on more than six different cable systems. These undersea circuits connect our U.S. facilities with our international facilities and with third-party facilities in Europe, Latin America and Asia. We utilize other carriers’ networks in providing consumer phone services.

The International Long Distance Market

In the United States, an international long distance telephone call typically originates on the network of the caller’s local exchange carrier (most often a Regional Bell Operating Company, commonly referred to as an RBOC such as Verizon or Bell South) and is switched to the network of the caller’s long distance provider (such as AT&T, MCI or Sprint). The long distance provider then carries the call to its own international gateway switch or to another carrier (a “carrier’s carrier” such as IDT Telecom). From there, it is carried directly or indirectly to a corresponding gateway switch operated in the destination country by the dominant carrier of that country (typically a state-owned or state-sanctioned foreign post, telephone or telegraph company), and then that country’s domestic telephone network routes the call to the party being called. All of this routing and switching of calls is automatically performed in milliseconds based upon a predetermined set of routing criteria.

International long distance providers can generally be categorized by the extent of their ownership and use of switches and transmission facilities. The largest U.S. carriers, AT&T, MCI and Sprint, own the U.S. transmission facilities that they primarily use and tend to utilize other international long distance providers only to reach niche markets where they do not own networks, in order to take advantage of lower prices or to carry their overflow traffic. With deregulation, a significant group of alternative long distance providers emerged. These providers own and operate their own switches but either rely solely on resale agreements with carrier’s carriers to terminate traffic or use a combination of resale agreements and leased or owned facilities in order to terminate their traffic. As we have increased the scope and capacity of our own switches and transmission facilities, our operations resemble those of traditional long distance companies, and we continue to make extensive use of other carrier’s facilities where their costs of transmission are lower than ours.

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

•	Pursue Strategic Investments and Acquisitions. We will continue to seek opportunities in the distressed marketplace to acquire complementary assets, technologies and lines of business at attractive prices. We will pursue acquisitions in which we can acquire additional capacity to meet current and reasonably anticipated near-term demand, but only if the cost of such acquisition is less than acquiring such capacity through other means, such as leasing capacity from vendors. We will also pursue acquisitions in order to enter into new territories, but only if such acquisitions will allow us to enter a territory more quickly and at less cost than growing our existing operations. Our acquisition program and strategy may lead us to contemplate acquisitions of companies in bankruptcy, which entail additional risks and uncertainties. Such risks and uncertainties include, without limitation, that before assets may be acquired, customers may leave in search of more stable providers and vendors may terminate key relationships. Also, assets are generally acquired on an “as is” basis, with no recourse to the seller if the assets are not as valuable as may be represented. Finally, while bankrupt companies may be acquired for comparatively little money, the cost of continuing the operations may significantly exceed expectations.

IDT Telecom’s Telecommunications Services

Our telecom division currently provides our customers with a variety of services, including:

•	prepaid debit and rechargeable calling cards;

•	private label calling cards;

•	consumer phone services; and

•	wholesale carrier services.

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

We believe that the following factors have contributed to the growth of our calling card services:

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

Our private label group was formed in Fiscal 2002, during which it reported revenues of $2.1 million. In Fiscal 2003, it reported revenues of $13.3 million. We commenced a trial of our prepaid stored value cards in a Walgreens store in Texas. With the trial cards, the purchaser and a recipient designated by the purchaser each receive a card, which card has been credited at Walgreens with the amounts paid for by the purchaser. The amounts credited to the cards may be withdrawn from a bank ATM. This product allows for efficient wire transfer of funds, and is priced lower than wire transfer fees charged by competitors such as Western Union.

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

In Fiscal 2003, we increased the number of our direct relationships with foreign state-owned or state sanctioned post, telephone or telegraph companies, from more than 50 to more than 100. We believe that a direct connection from one of our switches to a foreign state-owned or state sanctioned post, telephone and telegraph company both increases the quality of a call and reduces cost, which enables us to generate more traffic with higher margins to that foreign locale. During Fiscal 2004, we intend to continue to vigorously expand our existing direct relationships with foreign state-owned or state sanctioned post, telephone and telegraph companies. In particular, we plan to approach some of the larger foreign state-owned or state sanctioned post, telephone and telegraph companies in Asia and Africa in order to establish new direct relationships.

Beginning approximately two years ago, the declining price of bandwidth and the overall reduction of available investment capital in the market combined to drive many wholesale carriers such as Carrier One out of the market. As a result, we have gained market share, and we believe that financially sound carriers, such as us, will continue to gain share from weaker rivals.

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

This concentration of revenues increases our risk associated with non-payment by a customer. This risk, in general, has became more acute for us since the early part of Fiscal 2002 as several of our customers declared bankruptcy or faced financial difficulties, and we still regard this risk very seriously. We perform ongoing credit evaluations of all of our wholesale carrier customers, but historically we have not required collateral to support accounts receivable from our customers. In light of the deteriorating credit quality of some of our wholesale carrier customers, we imposed stricter credit restrictions on some of them beginning in Fiscal 2002. In some cases, this resulted in our sharply curtailing or completely ceasing sales to certain of our wholesale carrier customers. Additionally, just as we carry traffic for other telecom companies, we may have other carriers carry traffic for us to certain destinations if we have no facilities in such area or if other carriers charge less than it would cost us to carry that traffic on our network. Accordingly, in some cases in which we both buy from and sell to wholesale customers, we have offset rights, meaning that amounts we owe them for carrying our traffic can be offset against amounts they owe us for carrying their traffic. We manage our relationships to ensure that we have no outstanding fees owed to us that cannot be offset. This mitigates the risk of nonpayment on these accounts.

Wholesale Carrier Market Strategy

The following factors have contributed to the growth of our carrier services:

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

IDT Telecom Infrastructure

Sales, Marketing and Distribution

We market our prepaid calling cards primarily to retail outlets in the United States through an exclusive distribution agreement with Union Telecard, an entity in which we own 51% of the interests. Union Telecard utilizes a network of more than 1,000 sub-distributors (ranging from large companies to sole proprietors) that sell to over 250,000 retail outlets throughout the United States. The vast majority of these retail outlets are convenience stores, newsstands and gas stations. We have appointed Union Telecard the exclusive distributor of our pre-paid phone cards in the fifty states of the United States and the District of Columbia, and the non-exclusive distributor in Puerto Rico, the Dominican Republic and the United States Virgin Islands. Subject to provisions for earlier termination, the distribution agreement continues through April 24, 2007.

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

We own capacity on six undersea fiber-optic circuits pursuant to IRUs and we lease capacity on an additional 20 circuits, which together operate on more than six different cable systems that connect our U.S. facilities with our international facilities and with third-party facilities in Europe, Latin America and Asia. We utilize other carriers’ networks in providing consumer long distance services.

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

Winstar’s Strategy

We are working to grow the Winstar business by focusing on what we believe to be the strengths of our Winstar division:

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

DPS produces its own proprietary content and also produces content for third parties on a contract basis. The efficiency of the GAS protocol enables DPS to reduce the production cycle of an animated theatrical release to approximately one and a half years instead of the three to four year cycle typical of other CG productions such as Shrek and Monsters, Inc. DPS is currently producing several proprietary projects including Starpoint Academy and Hip Hop & Hamilton. DPS is also working on several production services projects, such as the feature film Happily N’Ever After, a direct to video/DVD entitled Cabbage Patch Kids-Jump and a flash animation educational project for Macmillan McGraw-Hill. This is in addition to content being produced by DPS/Film Roman.

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

Digital Production Solutions Acquisition Strategy

The GAS protocol provides DPS with a vast pool of animation resources. Access to this global network of animators yields production capacity that we believe is beyond that of any other animation studio because the GAS protocol allows us to pool the efforts of more animators than are based in any one animation studio.

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

Film Roman develops, produces and licenses a broad range of television programming for the domestic and international markets. It was founded in 1984 and has grown into one of the leading independent animation studios in the world. Film Roman is producing some of the world’s best-known animated series including The Simpsons, King of the Hill, X-Men, The Mask, Bobbys World, The Twisted Tales of Felix the Cat, and Garfield & Friends. This production work is done by Film Roman on a work-for-hire basis, meaning Film Roman is paid to produce the work for others who maintain the ownership rights in the properties. Over the years, Film Roman has primarily produced animation for television, both on a fee-for-services and a proprietary basis. Film Roman is expanding its operations to include Internet broadcasting, live action TV, digital animation, and advertising.

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

Mainframe is a producer of computer animation for television, direct-to-video and interactive gaming, with the capability for production of long-form CG animated feature films and commercials. Since its inception in 1993, Mainframe has produced over 240 half-hour episodes of CG animated content and has received numerous awards, including one for its Barbie direct-to-video production. Mainframe has worked with Hasbro, Mattel and Sony to create TV series based on characters and brands including Barbie, Hot Wheels and Spider-Man, and, while Mainframe did not acquire any ownership interests in such properties, in certain instances Mainframe has acquired the right to distribute in Canada certain shows it produced. Its programming has aired on The Cartoon Network, ABC, and FOX networks in the United States, and YTV and CBC in Canada. Recently, Mainframe completed a direct-to-video CG feature titled Barbie as Rapunzel and announced that Buena Vista International has acquired the Disney Channel’s broadcast rights to its CG animated special Scary Godmother Halloween Spooktakular.

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

Moreover, state governments and their regulatory authorities may assert jurisdiction over the provision of intra-state IP communications services where they believe that their telecommunications regulations are broad enough to cover regulation of IP services. Various state regulatory authorities have initiated proceedings to examine the regulatory status of Internet telephony services. While a majority of state commissions have not imposed traditional telecommunications regulatory requirements on IP telephony at this time, some states have issued rulings that may be interpreted differently. For instance, a state court in Colorado has ruled that the use of the Internet to provide certain intrastate services does not exempt an entity from paying intrastate access charges. Prior to imposing any regulatory burdens on VoIP providers, however, the Colorado Public Utilities Commission has opened a docket to investigate whether it has jurisdiction to regulate VoIP services. The State Public Service Commission of New York (NYPSC) has ruled that another company’s particular IP telephony services may be considered telecommunications services subject to access charges. The NYPSC has, however, declined to issue a broad regulatory policy related to VoIP services in general. On October 9, 2003, the NYPSC published a notice seeking comment regarding the regulatory classification of another provider’s VoIP services offered over broadband connections. On the other hand, following an investigative workshop held by the Florida Public

Service Commission on VoIP, the Florida Legislature passed a bill that exempts VoIP from regulation, but some local exchange companies have attempted to interpret the new law as leaving open the issue of access charges. On October 16, 2003, a Federal court in Minnesota issued a permanent injunction against the MNPUC preventing the MNPUC from imposing state regulations on another provider’s VoIP services offered over broadband connections. Net2Phone has received letters from California, Washington, Wisconsin and Florida directing it to register as a telecommunications provider. Net2Phone has responded to these letters by asserting that it is an information service and not a telecommunications provider and, therefore, is not subject to regulation under their laws. There can be no assurance that the states will accept Net2Phone’s position. If the states require Net2Phone to register as a telecommunications provider, it may become subject to significant additional fees and charges.

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

We own 131 trademark and service mark registrations in the United States and additional registrations abroad, including 9 registrations for Winstar. We actively police our brands and, where we believed appropriate, have initiated litigation to protect our products and services from infringers. We also have 127 applications pending in the United States and abroad, for the registration of trademarks and service marks relating to our various operations, including 3 for Winstar. We are also pursuing an international filing program to register the mark “IDT”, and related marks (in multiple trademark classes) in various foreign countries. There can be no assurance that we will be able to secure registrations and maintain protection for IDT in all the countries where we deem it important to do so. We expect that we will encounter trademark oppositions challenging our registration and use of the IDT mark in some countries.

We also rely on trade secret laws to protect our valuable proprietary technology and business methods. Where we believed appropriate, we have filed patent applications to protect our patentable intellectual property. We now have over 44 patent allocations pending in the U.S. and abroad relating to various aspects of our business activities. Through Winstar, we own three issued patents—one U.S. patent and two patents issued abroad (one of which corresponds to the U.S. patent).

From time to time we may be subject to claims and legal proceedings from third parties in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights. In recent years, patent licensing and enforcement groups that do not make or sell any products or offer any services have been actively targeting industries, including the telecom industry. For example, Ronald A. Katz Technology Licensing, L.P. has offered us a license to a portfolio of patents, claiming that the patents may be infringed by certain products and services offered by us. The patents purportedly relate to various aspects of telephone call processing. As of October 29, 2003, no legal proceedings have been instituted against us, but, if the Katz patents are valid, enforceable and apply to our business, we could be required to seek a license from Katz. Such license may not be available on terms we consider commercially reasonable and the potential for litigation exists.

Even if our products and processes are ultimately held not to infringe a third party’s intellectual property rights, resolving any such claims can be time-consuming and costly, and may divert management’s attention and resources away from our business. Such claims might also result in a preliminary injunction prohibiting certain commercial activities we consider important to our business, and, if later found to be meritorious, may result in a permanent injunction and the imposition of damages. Claims of intellectual property infringement might also require us to enter into costly license agreements. If any of these risks materialize we could be forced to suspend certain operations, to pay significant amounts to defend our right to continue to engage in the commercial activities complained of, and/or secure an expensive license. If we cannot or do not license the allegedly infringed rights or cannot substitute a non-infringing device or activity, or cannot obtain essentially equivalent rights from a licensed third party, our business could suffer. Moreover, because patent applications in the United States are not publicly disclosed when filed, third parties may have filed applications that, if issued as patents, could result in claims against us in the future. Thus, there can be no assurances that any such claims, legal proceedings and/or license agreements would not have a material adverse effect on our business, operating results and financial condition.

Therefore, despite our efforts to protect our intellectual property, our intellectual property rights may ultimately not provide us with a significant competitive advantage. The protection of our intellectual property also may require the expenditure of significant financial and managerial resources and we may elect not to incur costs that are not outweighed by the potential benefits that may be realized. Effective trademark, service mark, copyright, patent and trade secrets protection may not be available in every jurisdiction in which our products and services are made available. Our intellectual proprietary rights could be challenged, invalidated or circumvented. Third parties that license proprietary rights from us may take actions that diminish the value of our proprietary rights, goodwill or reputation. Ultimately, the steps we take to protect our proprietary rights may not be adequate and third parties may infringe our trademarks, service marks, trade dress, copyrights, patents and otherwise misappropriate similar proprietary rights such as trade secrets. Moreover, given the rapid pace of technological change in the information technology industry, many of our products rely on key technologies developed by third parties, and we may not be able to obtain commercially reasonable licenses from these third parties.

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

Item 3.    LEGAL PROCEEDINGS.

On January 29, 2001, we filed a complaint against Telefonica S.A., Terra Networks, S.A., Terra Networks, U.S.A., Inc., and Lycos, Inc. in the United States District Court for the District of New Jersey relating to a joint venture we entered into with Terra in October 1999 and subsequently terminated in April 2000 (the “Joint Venture”). The complaint asserted claims for, among other things, breaches of various contracts, breach of fiduciary duty, securities fraud, common law fraud and tortious interference with prospective economic advantage. Each defendant filed answers to the complaint, and Terra Networks, S.A. filed a counterclaim against us for $3.0 million for breach of the Conversion, Termination and Release Agreement, dated April 30, 2000 (the “Termination Agreement”). We filed an answer denying the material allegations contained in the counterclaim and asserted certain affirmative defenses. We then filed an amended complaint. All defendants moved to dismiss all counts of the Second Amended Complaint, except for Count I. In Count I, we alleged that Terra Networks, S.A. breached the Conversion, Termination and Release Agreement. We are seeking an amount to be determined at trial, or in the alternative, delivery of 250,000 marketable shares of Terra Networks, S.A. stock. Also, we opposed the defendants’ motion and the motions were denied almost in their entirety. The defendants moved for reconsideration of the decision with regard to Counts X and XI (which asserted certain claims for breach of contract and breach of fiduciary duty). On October 2, 2002, the Court granted the motion for reconsideration and dismissed Counts X and XI. On September 13, 2002, defendant Telefonica, S.A. renewed its motion to dismiss for lack of personal jurisdiction. The Court has not yet ruled on that motion.

In September 2002, we filed a motion for leave to file a third amended complaint to include a claim under Section 20(a) of the Securities Exchange Act against defendant Telefonica, S.A. The Magistrate Judge granted the motion, but Telefonica has appealed the decision to the District Judge and the appeal has not yet been decided. On or about May 19, 2003, Terra filed an answer to the second amended complaint and asserted a new counterclaim against us. The new counterclaim asserts that we fraudulently induced Terra to enter into the Joint Venture and the Termination Agreement. The counterclaim seeks rescission of those agreements (on which we have already realized gains as previously reported) and an unspecified amount of damages. As we previously reported, we recognized a pre-tax gain of $231.0 million for Fiscal 2000 in respect of the joint venture. In addition, we sold a total of 3.745 million shares of Terra during Fiscal 2000 and Fiscal 2001, and with respect to which we recognized a gain of $24.9 million in Fiscal 2000 and a loss of $192.1 million in Fiscal 2001. We then filed a motion to dismiss the new counterclaim, which is still pending. The defendants have filed motions for summary judgment seeking the dismissal of substantially all of our claims, but these motions are still pending. Fact discovery has been substantially completed, but expert discovery has not begun. No trial date has been set.

On May 25, 2001, we filed a Statement of Claim with the American Arbitration Association naming Telefonica Internacional, S.A. (“Telefonica”) as the Respondent. The Statement of Claim asserts that the Company and Telefonica entered into a Memorandum of Understanding (“MOU”) that involved, among other things, the construction and operation of a submarine cable network around South America (“SAm-I”). We claim, among other things, that Telefonica breached the MOU by: (a) failing to negotiate SAm-I agreements; (b) refusing to comply with the equity provisions of the MOU; (c) refusing to sell capacity and back-haul capacity pursuant to the MOU; and (d) failing to follow through on the joint venture. Telefonica responded to our Statement of Claim and filed a counterclaim which alleges, among other things: (1) fraud in the inducement; (2) tortious interference with prospective business relations; (3) breach of the obligations of good faith and fair dealing; and (4) declaratory and injunctive relief. Telefonica’s counterclaim did not specify the damages sought. IDT denied all material allegations of Telefonica’s counterclaims, and has vigorously defended against them. IDT claims damages of $3.15 billion. Hearings in the Arbitration began in April of 2002 and were concluded in March 2003, after 37 days of hearings. The parties completed and filed post-hearing briefs with the Arbitrators on May 20, 2003. IDT vigorously contested Telefonica’s arguments and evidence. Both IDT and Telefonica made claims for damages. In its post-hearing brief, Telefonica claimed damages totaling $4.7 billion. The parties now await the arbitration panel’s decision, and, as of October 29, 2003, we have not received any indication as to when the arbitration panel will deliver its decision.

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

On or about March 12, 2003, a complaint was filed by the Continuing Creditors’ Committee of Star Telecommunications, Inc. for itself and on behalf of the Star Creditors’ Liquidating Trust (“Star”) against IDT Corporation, IDT Investments, Inc., IDT Netherlands, B.V., IDT Telecom, Inc. and IDT Domestic Telecom, Inc. in the United States Bankruptcy Court, District of Delaware. Star seeks to recover damages (a) for certain alleged fraudulent transfers of property of Star’s bankruptcy estate pursuant to the pre-petition sale of certain assets to us, or in the alternative, to set aside said sale and (b) for unjust enrichment pursuant to said sale. Star did not specify the amount of damages it is seeking. We have been served with the complaint, but our time to answer has been extended indefinitely. Star is currently taking no action to prosecute the claims against us.

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

On or about April 22, 2003, the Company and Union Telecard Alliance received a petition filed by Powell Palmares in the District Court of Nueces County, Texas, 105th Judicial District. In his petition, the plaintiff names numerous other defendants including Oblio Telecom, Northern California Telecommunications, Locus Telecommunications, Star Telecom Network, Astral Communications, Pacific Telecard, and Advanced Telecom Solutions. The plaintiff alleges that he purchased and used several of defendants’ “prepaid phone cards” and that defendants charged more minutes for calls made to, or from, cellular telephone equipment. The plaintiff is seeking certification of a class consisting of all similarly situated persons in Texas. The damages sought have not yet been quantified. We filed our answer on June 2, 2003.

On or about August 27, 2003, Aerotel, Ltd., Aerotel U.S.A., and Aerotel U.S.A., LLC (“Aerotel”) filed a complaint against us and Union Telecard Alliance, LLC in the United States District Court, Southern District of New York, alleging infringement of U.S. Patent No. 4,706,275, entitled “Telephone System”, which was issued on November 10, 1987 to Aerotel Ltd. as the assignee of Zvi Kamil. The plaintiff is seeking (i) a permanent injunction against defendants; (ii) unspecified damages, together with prejudgment interest and costs; (iii) trebling of damages awarded under 35 U.S.C. 284; (iv) attorneys fees and costs; and (v) such other relief as the Court may deem just and proper. Because we only recently received the complaint, we are still evaluating the potential impact. We believe that we have meritorious defenses to the allegations made in the complaint and intend to vigorously contest the claims. We are currently engaged in licensing negotiations with Aerotel. The parties have mutually agreed on an extension of the time to answer the complaint to facilitate these discussions. There can be no assurances that the negotiations will result in a license agreement.

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

Lucent Technologies, Inc. (“Lucent”) and Winstar Holdings are involved in a dispute relating to the acquisition by Winstar of various assets of Winstar Communications, Inc. and its various affiliates. In particular, Lucent is alleging that Winstar Holdings does not have the licensing rights to use certain software embedded in and used to operate Lucent 5ESS switching equipment acquired by Winstar Holdings in the Winstar Communications bankruptcy. The switch equipment is utilized in the central office of all of Winstar’s major markets of operation and is used to operate the Winstar network. The parties are attempting to resolve this matter amicably through negotiations.

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

Four substantially similar class-action lawsuits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired Net2Phone’s stock between July 29, 1999 and December 6, 2000. The suits were filed on July 27, 2001, August 10, 2001, August 23, 2001 and April 19, 2002. Net2Phone and certain of Net2Phone’s executive officers, directors and underwriters involved in our initial public offering were named as defendants in these complaints. The complaints allege, in part, that certain underwriters of Net2Phone’s initial public offering violated federal securities laws by failing to disclose that they had solicited and received undisclosed commissions and allocated shares in Net2Phone’s initial public offering to those investors in exchange for their agreement to purchase Net2Phone shares in the after-market at pre-determined prices. The complaints also allege that, whether or not Net2Phone and the named executives were aware of the underwriters’ arrangements, Net2Phone and the named executives have statutory liability under the federal securities laws for issuing a registration statement in connection with Net2Phone’s initial public offering that failed to disclose that these allegedly undisclosed arrangements existed. The suits against Net2Phone are substantially the same as suits asserting the same allegations that have been filed against several hundred other companies that closed their initial public offerings at or about the same time. The deadline for all defendants to respond to the complaints has been extended by the courts to which the various cases have been assigned. Net2Phone has been able to secure the voluntary dismissal of the claims against those executive officers and directors named in the lawsuits. In addition, Net2Phone’s underwriting agreement with its underwriters provides for indemnification of Net2Phone and its executives and directors for liabilities arising out of misstatements in Net2Phone’s registration statement attributable to material non-disclosures by the underwriters. Net2Phone intends to pursue its indemnification claims against the underwriters. In addition, Net2Phone maintains directors and officers’ liability insurance coverage, which should substantially cover the costs of defending the various suits.

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

	Year Ended July 31
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Retail Telecommunications Services	$1,233,190	$1,121,674	$816,384	$502,512	$395,542
Wholesale Telecommunications Services	405,473	289,310	388,120	520,519	289,030
IDT Solutions *	87,553	79,604	—	—	—
Internet Telephony **	80,769	71,857	—	56,075	30,678
IDT Media	27,562	21,349	26,446	14,806	16,934

Total revenues	1,834,547	1,583,794	1,230,950	1,093,912	732,184
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	1,409,465	1,214,802	1,066,845	918,257	575,050
Selling, general and administrative	421,829	451,476	334,025	342,717	128,500
Depreciation and amortization	89,309	83,916	60,351	48,564	36,360
Settlement by Net2Phone of litigation	(58,034)	—	—	—	—
Non-cash compensation (all of which is attributable to SG&A)	32,286	16,440	3,082	985	—
Restructuring, severance and impairment charges	13,312	257,501	199,357	—	—

Total costs and expenses	1,908,167	2,024,135	1,663,660	1,310,523	739,910

Loss from operations	(73,620)	(440,341)	(432,710)	(216,611)	(7,726)
Interest income (expense), net	26,095	24,174	52,768	7,231	(1,228)
Other income (expense):
Equity in loss of affiliates **	(4,425)	(2,226)	(75,066)	(6,289)	—
Gain on sales of subsidiary stock ***	22,422	—	1,037,726	350,344	—
Investment and other income (expense), net	(15,327)	(13,754)	164,762	258,218	(2,036)
Minority interests	(43,035)	151,436	5,726	59,336	3,309
Benefit from (provision for) income taxes	70,373	124,345	(209,395)	(218,403)	(7,253)
Extraordinary loss on retirement of debt, net of income taxes	—	—	—	(2,976)	(3,270)
Cumulative effect of accounting change, net of income taxes	—	(146,983)	—	—	—

Net income (loss)	(17,517)	(303,349)	532,359	230,850	(18,204)
Subsidiary redeemable preferred stock dividends	—	—	—	—	26,297

Net income (loss) available to common stockholders	$(17,517)	$(303,349)	$532,359	$230,850	$(44,501)

Net income (loss) per share:
Basic	$(0.22)	$(4.04)	$7.79	$3.30	$(0.66)

Diluted	$(0.22)	$(4.04)	$7.12	$3.07	$(0.66)

Weighted average number of shares used in calculation of earnings per share:
Basic	80,176	75,108	68,301	69,933	67,060

Diluted	80,176	75,108	74,786	75,239	67,060

Balance Sheet Data:
Cash, cash equivalents, restricted cash and marketable securities	$1,043,779	$1,118,670	$1,094,560	$393,039	$130,773
Working capital	760,555	857,484	915,393	347,930	179,415
Total assets	1,732,342	1,777,662	1,881,589	1,219,055	559,871
Long-term debt	—	—	—	12,174	112,973
Total stockholders’ equity	897,527	869,770	1,076,236	468,188	276,329

*	Since acquisition of the Winstar assets (through which the IDT Solutions segment operates) in December 2001.
**	As a result of the sale of our majority stake in Net2Phone (our “Internet Telephony” segment) to AT&T on August 11, 2000, we did not consolidate Net2Phone results in Fiscal 2001. Therefore, we did not have any Internet Telephony revenues and operating activities during Fiscal 2001. Rather, we accounted for our investment in Net2Phone in Fiscal 2001 under the equity method of accounting, with our pro-rata share of Net2Phone losses being recorded in “Equity in Loss of Affiliates.” Effective October 23, 2001, we reconsolidated our investment in Net2Phone. See note 2 to the consolidated financial statements.
***	Consists of gain on sale of IDT Media stock in Fiscal 2003 and gains on sales of Net2Phone Class A common stock in Fiscal 2001 and Fiscal 2000.

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

The worldwide telecommunications industry has been characterized in recent years by intense price competition, which has resulted in a significant decline in both our average per-minute price realizations and our average per-minute termination costs. During Fiscal 2003, our average price realization was $0.089 per minute, down 18.3% from $0.109 per minute in Fiscal 2002, while our average termination cost per-minute dropped 15.7% to $0.075 in Fiscal 2003, from $0.089 in Fiscal 2002. Average price realization represents the average revenue per minute we recognize on the minutes that we sell within our retail and wholesale segments (excluding minutes of use related to our consumer phone services, which are not carried through our own network). Our average termination cost per minute represents our average direct cost of revenues per minute that we buy in order to terminate calls related to our retail and wholesale segments. These costs exclude minutes of use for our consumer phone service business, which are not carried through our network.

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

In order to further enhance the services offered to our consumer phone services customers and continue to grow our customer base, IDT, beginning in August 2003, entered the local calling business with the introduction of a residential bundled phone service including unlimited local, regional and long distance calling for $39.95 per month, plus taxes and other surcharges. IDT currently offers local service in New York, New Jersey, Pennsylvania and Maryland and plans to initiate service in additional states in the upcoming months. We will initiate this service in Delaware, Maine, Massachusetts, New Hampshire, Rhode Island and West Virginia by the end of calendar year 2003. We intend to offer this service in at least an additional eight states by the end of Fiscal 2004, but before entering any state we will weigh the potential revenue versus the necessary marketing costs we will have to incur in launching the service.

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

Results of Operations

The following table sets forth the percentages represented by certain items in our statements of operations (revenues and costs and expenses are presented net of intercompany transactions):

	Year Ended July 31,
	2003	2002	2001
Revenues:
Retail Telecommunications Services:
Domestic and international prepaid, rechargeable and private label calling cards	58.9%	63.9%	61.3%
Consumer phone services	8.3	7.0	5.0
Wholesale Telecommunications Services	22.1	18.3	31.6
IDT Solutions*	4.8	5.0	0.0
Internet Telephony**	4.4	4.5	0.0
IDT Media	1.5	1.3	2.1

	100.0	100.0	100.0
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	76.8	76.7	86.7
Selling, general and administrative	23.0	28.5	27.1
Depreciation and amortization	4.9	5.3	4.9
Settlement by Net2Phone of litigation	(3.2)	0.0	0.0
Non-cash compensation (all of which is attributable to SG&A)	1.8	1.0	0.3
Restructuring, severance and impairment charges	0.7	16.3	16.2

Total costs and expenses	104.0	127.8	135.2

Loss from operations	(4.0)	(27.8)	(35.2)
Interest income, net	1.4	1.5	4.3
Other income (expense):
Equity in loss of affiliates**	(0.2)	(0.1)	(6.1)
Gain on sales of subsidiary stock***	1.2	0.0	84.3
Investment and other income (expense), net	(0.8)	(0.9)	13.4

Income (loss) before minority interests, income taxes, and cumulative effect of accounting change	(2.4)%	(27.3)%	60.7%

*	Since the acquisition of Winstar (through which the IDT Solutions segment operates) in December 2001.
**	As a result of the sale of our majority stake in Net2Phone (our “Internet Telephony” segment) to AT&T on August 11, 2000, we did not consolidate Net2Phone’s results in Fiscal 2001. Therefore, we did not have any Internet Telephony revenues and operating activities during Fiscal 2001. Rather, we accounted for our investment in Net2Phone in Fiscal 2001 under the equity method of accounting, with our pro-rata share of Net2Phone losses being recorded in “Equity in Loss of Affiliates.” Effective October 23, 2001, we reconsolidated our investment in Net2Phone. See Note 2 to the consolidated financial statements.
***	Consists of gain on sale of IDT Media stock in Fiscal 2003 and gain on sale of Net2Phone Class A common stock in Fiscal 2001.

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

Reserve Adjustments

During the first quarter of Fiscal 2003, Net2Phone reversed $2.9 million of previously recognized connectivity and network related charges a result of successful settlement negotiations with vendors. In the first and second quarter of Fiscal 2003, Net2Phone reversed a total of $0.5 million of previously recognized severance expense due to Net2Phone’s decision to retain several employees who were originally identified as excess and expected to be terminated as part of a restructuring that occurred in Fiscal 2002. In the fourth quarter of Fiscal 2003, Net2Phone reversed $1.9 million in reserves based on a final contract settlement with one of its media partners. Also in the fourth quarter of Fiscal 2003, Net2Phone reversed $0.9 million in reserves related to the termination of an office lease of its ADIR subsidiary. The aforementioned reserve reversals were partially offset by additional charges of $0.8 million recorded in the third and fourth quarter of Fiscal 2003, primarily related to continued costs associated with unutilized circuits.

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

IDT CORPORATION

CONSOLIDATED QUARTERLY STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	July 31, 2003	April 30, 2003	Jan. 31, 2003	Oct. 31, 2002	July 31, 2002	April 30, 2002	Jan. 31, 2002	Oct. 31, 2001
Revenues:
Retail Telecommunications Services	$318,320	$299,865	$308,211	$306,794	$296,171	$285,436	$274,730	$265,337
Wholesale Telecommunications Services	117,296	109,156	95,571	83,450	82,694	73,236	65,907	67,473
IDT Solutions*	21,620	20,766	20,661	24,506	27,334	33,095	19,175	—
Internet Telephony**	17,412	19,585	21,143	22,629	18,904	23,521	26,393	3,039
IDT Media	11,091	5,498	5,181	5,792	5,744	4,159	5,732	5,714

Total revenues	485,739	454,870	450,767	443,171	430,847	419,447	391,937	341,563
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	373,293	347,117	348,988	340,067	328,044	323,062	296,573	267,121
Selling, general and administrative	104,966	104,967	106,564	105,332	119,690	131,509	129,410	70,868
Depreciation and amortization	24,030	22,349	21,644	21,286	22,040	23,791	22,181	15,904
Settlement by Net2Phone of litigation	—	—	395	(58,429)	—	—	—	—
Non-cash compensation (all of which is attributable to SG&A)	8,524	16,629	3,227	3,906	605	9,061	6,296	478
Restructuring, severance and impairment charges	4,279	1,707	653	6,673	119,087	114,436	15,287	8,692

Total costs and expenses	515,092	492,769	481,471	418,835	589,466	601,859	469,747	363,063

Income (loss) from operations	(29,353)	(37,899)	(30,704)	24,336	(158,619)	(182,412)	(77,810)	(21,500)
Interest income, net	4,750	6,721	6,865	7,759	6,981	4,531	3,660	9,002
Other income (expense):
Equity in income (loss) of affiliates**	(614)	—	(1,615)	(2,196)	3,586	—	—	(5,812)
Gain on sale of subsidiary stock	—	22,422	—	—	—	—	—	—
Investment and other income (expense), net	38	(10,362)	(3,834)	(1,169)	(3,402)	(4,432)	8,850	(14,500)

Income (loss) before minority interests, income taxes and cumulative effect of accounting change	(25,179)	(19,118)	(29,288)	28,730	(151,454)	(182,313)	(65,570)	(32,810)
Minority interests	3,918	(1,003)	517	(46,467)	4,053	111,487	32,640	3,256
Benefit from income taxes	29,597	10,818	16,312	13,646	69,172	21,233	15,718	18,222

Income (loss) before cumulative effect of accounting change	8,336	(9,303)	(12,459)	(4,091)	(78,229)	(49,593)	(17,212)	(11,332)
Cumulative effect of accounting change, net of income taxes of $3,525	—	—	—	—	—	—	—	(146,983)

Net income (loss)	$8,336	$(9,303)	$(12,459)	$(4,091)	$(78,229)	$(49,593)	$(17,212)	$(158,315)

Earnings per share:
Income (loss) before cumulative effect of accounting change:
Basic	$0.10	$(0.12)	$(0.16)	$(0.05)	$(0.99)	$(0.64)	$(0.23)	$(0.16)

Diluted	$0.10	$(0.12)	$(0.16)	$(0.05)	$(0.99)	$(0.64)	$(0.23)	$(0.16)

Cumulative effect of accounting change, net of income taxes:
Basic	$—	$—	$—	$—	$—	$—	$—	$(2.06)

Diluted	$—	$—	$—	$—	$—	$—	$—	$(2.06)

Net income (loss):
Basic	$0.10	$(0.12)	$(0.16)	$(0.05)	$(0.99)	$(0.64)	$(0.23)	$(2.22)

Diluted	$0.10	$(0.12)	$(0.16)	$(0.05)	$(0.99)	$(0.64)	$(0.23)	$(2.22)

Weighted-average number of shares used in calculation of earnings per share:
Basic	81,278	80,262	79,725	79,436	78,704	76,938	73,382	71,409

Diluted	87,724	80,262	79,725	79,436	78,704	76,938	73,382	71,409

*	Since the acquisition of the Old Winstar assets (through which the IDT Solutions segment operate).
**	Effective October 23, 2001, we reconsolidated our investment in Net2Phone. See note 2 to the consolidated financial statements.

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

Changes in Initial Control over Financial Reporting.    There were no changes in our internal control over financial reporting during the quarter ended July 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers

The current directors and executive officers of the Company are as follows:

Name	Age	Position
Howard S. Jonas(1)	47	Chairman of the Board of Directors
James A. Courter(1)	62	Vice Chairman of the Board of Directors and Chief Executive Officer
Ira A. Greenstein	43	President
Stephen R. Brown	47	Chief Financial Officer, Treasurer and Director
Marcelo Fischer	36	Chief Accounting Officer and Controller
Joyce J. Mason	44	Senior Vice President, General Counsel, Secretary and Director
Marc E. Knoller	42	Senior Vice President and Director
Moshe Kaganoff(2)	32	Executive Vice President of Strategic Planning and Director
Geoffrey Rochwarger	33	Executive Vice President of Telecommunications
Morris Lichtenstein	39	Executive Vice President of Business Development
E. Brian Finkelstein	43	Executive Vice President of Business Development
Jonathan Levy	32	Executive Vice President of Corporate Development
J. Warren Blaker(2)(3)	69	Director
Saul K. Fenster(2)(3)(4)(5)	70	Director
Admiral William A. Owens(4)(6)	63	Director
William F. Weld(7)	58	Director
Michael J. Levitt(3)(4)	44	Director
Rudy Boschwitz(5)(7)	73	Director
James S. Gilmore, III(6)	54	Director
Jack F. Kemp(7)	68	Director

(1)	Member of the Nominating Committee of the Board of Directors.
(2)	Member of the Technology Committee of the Board of Directors.
(3)	Member of the Audit Committee of the Board of Directors.
(4)	Member of the IDT-Net2Phone Dispute Resolution Committee of the Board of Directors.
(5)	Member of the Special Real Estate Committee of the Board of Directors.
(6)	Member of the Compensation Committee of the Board of Directors.
(7)	Member of the Corporate Governance Committee of the Board of Directors.

Set forth below is biographical information with respect to the Company’s directors and executive officers:

Howard S. Jonas founded IDT in August 1990 and has served as Chairman of the Board of Directors since its inception. Mr. Jonas served as Chief Executive Officer of the Company from December 1991 until July 2001, as President of the Company from December 1991 through September 1996, and as Treasurer of the Company from its inception through December 2002. From December 1999 to June 2002, Mr. Jonas served as Chairman of the Board of Directors of IDT Telecom. Mr. Jonas also served as Chairman of the Board of Directors of IDT Media until June 2002. Since June 2002, Mr. Jonas has served as a Co-Chairman of the Board of Directors of IDT Media. From March to December of 2002, Mr. Jonas served as Chairman of the Board of Managers of Winstar Holdings, LLC (“Winstar Holdings”). Since December 2002, Mr. Jonas has been a member of the Board of Managers of Winstar Holdings. Mr. Jonas is also the founder and has been President of Jonas Publishing Corp., a publisher of trade directories (“Jonas Publishing”), since its inception in 1979. Mr. Jonas became the Chairman of the Board of Directors of Net2Phone in October 2001. Mr. Jonas received a B.A. in Economics from Harvard University.

James A. Courter joined the Company in October 1996 and served as President of the Company from October 1996 until July 2001. Since August 2001, Mr. Courter has served as Chief Executive Officer of the Company. Mr. Courter has also been a director of the Company since March 1996 and has been Vice Chairman of the Board of Directors of the Company since March 1999. In addition, since December 1999, Mr. Courter has served as a director of IDT Telecom and as the Vice Chairman of IDT Media. Since December 1999, Mr. Courter has served as a director of Net2Phone. Since March 2002, Mr. Courter has served as a member of the Board of Managers of Winstar Holdings. Mr. Courter has been a senior partner in the New Jersey law firm of Courter, Kobert & Cohen since 1972. He was also a partner in the Washington, D.C. law firm of Verner, Liipfert, Bernhard, McPherson & Hand from January 1994 to September 1996. Mr. Courter was a member of the U.S. House of Representatives for 12 years, retiring in January 1991. From 1991 to 1994, Mr. Courter was Chairman of the President’s Defense Base Closure and Realignment Commission. Mr. Courter also serves as a director of The Berkeley School. He received a B.A. from Colgate University and a J.D. from Duke University Law School.

Ira A. Greenstein joined the Company in January 2000 and served as Counsel to the Chairman until July 2001. Since August 2001, Mr. Greenstein has served as President of the Company. Prior to joining the Company, Mr. Greenstein was a partner in the law firm of Morrison & Foerster LLP from February 1997 to November 1999 where he served as the Chair of that firm’s New York Office Business Department. Concurrently, Mr. Greenstein served as General Counsel and Secretary of Net2Phone from January 1999 to November 1999. Prior to 1997, Mr. Greenstein was an associate in the New York and Toronto offices of Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Greenstein also served on the Securities Advisory Committee to the Ontario Securities Commission from 1992 to 1996. From 1991 to 1992, Mr. Greenstein also served as counsel to the Ontario Securities Commission. Mr. Greenstein serves on the Board of Overseers of Touro College. Mr. Greenstein received a B.S. from Cornell University and a J.D. from Columbia University Law School.

Stephen R. Brown joined the Company as Chief Financial Officer in May 1995 and has been a director of the Company since February 2000. Since June 2002, Mr. Brown has also served as Treasurer of the Company and as Co-Chairman of the Board of Directors of IDT Media. Since December 2002, Mr. Brown has also served as Treasurer of IDT Media. Mr. Brown is also a director of Net2Phone. Mr. Brown is currently Chairman of Film Roman, Inc., the Chairman of Digital Production Solutions, Inc., a board member of Vanguard Animation LLC and a board nominee of Mainframe Entertainment Inc. From 1985 to May 1995, Mr. Brown operated his own public accounting practice servicing medium-sized corporations as well as high net worth individuals. Mr. Brown received a B.A. degree in Economics from Yeshiva University and a B.B.A. degree in Business and Accounting from Baruch College.

Marcelo Fischer has served as the Company’s Controller since May 2001 and Chief Accounting Officer since December 2001. Prior to joining IDT, Mr. Fischer was the Corporate Controller of Viatel, Inc. from 1999 until 2001. From 1998 through 1999, Mr. Fischer was the International Controller of the Consumer International Division of Revlon, Inc. From 1991 through 1998, Mr. Fischer held various accounting and finance positions at Colgate-Palmolive Corporation. Mr. Fischer, a Certified Public Accountant, received an M.B.A. degree in Finance and Accounting from New York University Stern School of Business and a B.A. degree in Economics from University of Maryland.

Joyce J. Mason has served as the Company’s Senior Vice President since December 1998, as General Counsel, Secretary and a director of the Company since its inception and as a director of the Company’s predecessor since its inception. In addition, Ms. Mason served as a director of IDT Telecom and IDT Media from December 1999 until May 2001. Ms. Mason became a director of Net2Phone in October 2001. Prior to joining the Company, Ms. Mason had been in private legal practice. Ms. Mason received a B.A. from the City University of New York and a J.D. from New York Law School.

Marc E. Knoller has been a director of the Company since March 1996 and Senior Vice President since December 1998. Mr. Knoller joined the Company as a Vice President in March 1991 and also served as a director of its predecessor since such time. Since December 2001, Mr. Knoller has served as the President and Chief Operating Officer of IDT Media. From 1988 until March 1991, Mr. Knoller was director of national sales for Jonas Publishing. Mr. Knoller has served as Vice President of Jonas Publishing from 1991 until the present. Mr. Knoller received a B.B.A. from Baruch College.

Moshe Kaganoff has served as the Company’s Executive Vice President of Strategic Planning since January 2000 and has been a director of the Company since March 1999. From April 1994 through July 1998, Mr. Kaganoff served as the Company’s Manager of Operations. Since August 2001, Mr. Kaganoff has also served as Executive Vice President of Strategic Planning for IDT Telecom. Mr. Kaganoff holds a B.A. in Economics from Yeshiva University.

Geoffrey Rochwarger has served as the Company’s Executive Vice President of Telecommunications since 1996 and served as a director of the Company from July 1999 until December 2002. Since December 2001, Mr. Rochwarger has also served as Chief Operating Officer of Winstar Holdings and as the Vice Chairman of the Board of Managers of Winstar Holdings since December 2002. Mr. Rochwarger also served as Chief Operating Officer of IDT Telecom from May 2001 until March 2003. Mr. Rochwarger served as the President of Genie, an online service company and a subsidiary of the Company, from 1995 until 1996. Prior to joining IDT, Mr. Rochwarger was the Operations Manager at Galaxy Freight Service LTD. Mr. Rochwarger holds a B.A. Degree in Economics from Yeshiva University.

Morris Lichtenstein has served as Executive Vice President of Business Development of the Company since January 2000. From January 1999 to December 1999, Mr. Lichtenstein served as Controller of the Company. Since May 2001, Mr. Lichtenstein has also served as Vice Chairman of the Board of Directors and Chief Executive Officer of IDT Telecom. From 1988 to 1998, Mr. Lichtenstein served as the Controller of Mademoiselle Knitwear, Inc. Mr. Lichtenstein received a B.A. from Touro College.

E. Brian Finkelstein has served as Executive Vice President of Business Development of the Company since February 2002. Since March 2002, Mr. Finkelstein has served as Chief Executive Officer and as a member of the Board of Managers of Winstar Holdings. Since December 2002, Mr. Finkelstein has served as the Chairman of the Board of Managers of Winstar Holdings. Before joining Winstar, Mr. Finkelstein served as President and Chief Executive Officer of Horizon Global Trading, LLC (acquired by IDT in February 2002 (“Horizon”)). Prior to joining Horizon, Mr. Finkelstein was a Managing Director responsible for a global sales and trading department at UBS Securities. Mr. Finkelstein received a B.A. in Economics from Brooklyn College.

Jonathan Levy has served as Executive Vice President of Corporate Development of the Company since October 1999. Mr. Levy also served as the director of the Company’s Fiber Division from June 1998 through November 2000. Since 2003, Mr. Levy has served as Vice Chairman and President of Carrier Services and Sales

Strategy of IDT Telecom. From May 2001 to 2003, Mr. Levy served as a director and President, Carrier Wholesale of IDT Telecom. Prior to joining the Company, Mr. Levy was Operations Manager for B&H Photo, Inc. Mr. Levy holds a B.S. Degree in Finance from Touro College.

J. Warren Blaker has been a director of the Company since March 1996. Dr. Blaker has been Professor of Physics and Director of the Center for Lightwave Science and Technology at Fairleigh Dickinson University since 1987. Prior to such time, Dr. Blaker worked in various capacities in the optics industry, including serving as Chief Executive Officer of University Optical Products, Inc., a wholly-owned subsidiary of University Patents, Inc., from 1982 to 1985. Dr. Blaker received a B.S. from Wilkes University and a Ph.D. from the Massachusetts Institute of Technology.

Saul K. Fenster has served as a director of the Company since February 2000. Dr. Fenster served as President of the New Jersey Institute of Technology from September 1978 through June 2002 and is now President Emeritus. Dr. Fenster serves as a director for each of the following Prudential Insurance Company funds: American Skanda Trust Portfolios, Prudential VCA Funds, Prudential Gibraltar Fund and Prudential Series Funds. Dr. Fenster received a B.M.E. from the City College of New York, an M.S. from Columbia University and a Ph.D. from the University of Michigan.

Admiral William A. Owens has served as a director of the Company since March 2000. Admiral Owens has served as Chairman of the Board of Directors and Chief Executive Officer of Teledesic LLC since August 1998. Admiral Owens was the President, Chief Operating Officer and Vice Chairman of the Board of Directors of Science Applications International Corporation, from June 1996 to August 1998. In addition, Admiral Owens served as the Vice Chairman of the Joint Chiefs of Staff from 1994 to 1996. Admiral Owens received a B.S. from the United States Naval Academy, a B.A. and M.A. from Oxford University and an M.B.A. from George Washington University. Admiral Owens also serves as a director of Symantec Corporation, Polycom Inc., ViaSat Inc., Biolase Technology Inc., TIBCO Software Inc., Telstra Corporation Limited, BAT plc and Daimler Chrysler Corporation.

William F. Weld has served as a director of the Company since February 2000. Mr. Weld has been a principal at Leeds Weld & Co., a private equity investment firm, since January 2001, and Chairman of the Leeds Weld Board of Advisors since 1998. From 1991 to 1997, Mr. Weld served as Governor of Massachusetts. Prior to becoming Governor, Mr. Weld served as Assistant U.S. Attorney General in charge of the Criminal Division of the United States Department of Justice in Washington, D.C. from 1986 to 1988, and as the United States Attorney for Massachusetts from 1981 to 1986. He has been a partner in three law firms in Boston and New York. Mr. Weld also serves as a director of Affiliated Managers Group, Inc. Mr. Weld received his B.A. from Harvard University, a diploma in international economics from Oxford University and his J.D. from Harvard Law School.

Michael J. Levitt has served as a director of the Company since September 2001. Mr. Levitt is currently the Chairman, Chief Executive and Chief Investment Officer of Stone Tower Capital LLC. Mr. Levitt was a partner with Hicks, Muse, Tate & Furst Incorporated from 1996 until 2001. Mr. Levitt served as Managing Director and Deputy Head of Investment Banking with Smith Barney, Inc. from 1993 through 1995. From 1986 through 1993, Mr. Levitt was a Managing Director with Morgan Stanley & Co. Mr. Levitt received his undergraduate and Juris Doctor degrees from the University of Michigan.

Rudy Boschwitz has served as a director of the Company since December 2002. From June 2002 until December 2002, Mr. Boschwitz served on the Board of Directors of IDT Media. Mr. Boschwitz was first elected to the U. S. Senate from Minnesota in 1978. He was re-elected in 1984, and served until 1991. Mr. Boschwitz is currently Chairman of the Advisory Committee of the Center for Global Food Issues, and a director of Friends of the World Food Program (a UN agency), the Hudson Institute, and the St. Paul Chamber Orchestra. Mr. Boschwitz is Founder and Chairman of HomeValu, Inc.

James S. Gilmore, III has served as a director of the Company since September 2003. Mr. Gilmore is presently a partner at the Washington office of the law firm Kelly, Drye & Warren LLP, where he chairs the Homeland Security Practice Group, and President of USA Secure. From 1998 to 2002, Mr. Gilmore was Governor of Virginia and was in office when the Pentagon was attacked on September 11, 2001. Since 1999, Mr. Gilmore has been Chairman of the Congressional Advisory Panel to Assess Domestic Response Capabilities for Terrorism Involving Weapons of Mass Destruction, also known as the “Gilmore Commission.” He received an undergraduate degree in Foreign Affairs from the University of Virginia in 1971.

Jack F. Kemp has served as a director of the Company since April 2003. From October 2001 through April 2003, Mr. Kemp served on the Board of Directors of IDT Telecom. Mr. Kemp had previously served on the Board of Directors of IDT Ventures (the predecessor to IDT Media, Inc. (“IDT Media”)). Mr. Kemp is currently co-director of Empower America, a Washington, D.C. based public policy and advocacy organization he co-founded in 1993 with William Bennett and Ambassador Jeane Kirkpatrick. Mr. Kemp served four years as Secretary for Housing and Urban Development under President George H. Bush and authored the Enterprise Zones legislation to encourage entrepreneurship and job creation in urban America. In 1995, Mr. Kemp served as Chairman of the National Commission on Economic Growth and Tax Reform and in August 1996 received the Republican Party’s nomination for Vice President. Prior to serving in President Bush’s cabinet, Mr. Kemp was a member of the U.S. House of Representatives from 1971 to 1989, representing the Buffalo area and Western New York. Mr. Kemp graduated from Occidental College. Mr. Kemp played for 13 years as a professional football quarterback. He was captain of the San Diego Chargers from 1960-1962 and captain of the Buffalo Bills, the team he quarterbacked to the American Football League Championships in 1964 and 1965.

Relationships among Directors or Executive Officers

Mr. Howard S. Jonas and Ms. Joyce J. Mason are brother and sister. There are no other family relationships among any of the directors or executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, executive officers, and any persons holding more than 10 percent of a registered class of the Company’s equity securities are required to file reports of ownership and changes in ownership, on a timely basis, with the SEC and the New York Stock Exchange. Based on material provided to the Company, the Company believes that all such required reports were filed on a timely basis in Fiscal 2003, except that Mr. Jonas, Chairman of the Board of Directors, did not file a Form 4 on a timely basis for a gift transaction which occurred during December 2002, and Mr. Weld, a director of the Company, did not file a Form 4 on a timely basis for the receipt of an annual automatic grant of options for non-employee directors pursuant to the Plan during February 2003.

Item 11.    EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth certain information for the Company’s last three completed fiscal years concerning the compensation of the Company’s Chief Executive Officer and the Company’s four most highly compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers as of July 31, 2003 (collectively, the “Named Executive Officers”). Except as described below, the Company does not have any executive long-term compensation or incentive plans.

Summary Compensation Table

Name and Principal Position	Annual Compensation			Other Annual Compensation($)	Securities Underlying Options(#)(1)	All Other Compensation($)
	Year	Salary($)	Bonus($)
James A. Courter Vice Chairman of the Board of Directors and Chief Executive Officer	2003 2002 2001	250,000 250,000 211,263	618,750 975,000 862,500	— — —	200,000 1,000,000 200,000	24,269 — —	(2)
Stephen R. Brown Chief Financial Officer, Treasurer and Director	2003 2002 2001	250,000 250,000 211,263	991,283 975,000 862,500	— — —	200,000 50,000 100,000	17,560 — —	(3)
Morris Lichtenstein Executive Vice President of Business Development	2003 2002 2001	250,000 250,000 211,000	3,050,252 975,000 862,500	— — —	200,000 50,000 400,000	14,584 — —	(4)
Moshe Kaganoff Executive Vice President of Strategic Planning and Director	2003 2002 2001	250,000 250,000 416,835	963,512 837,750 412,500	— — —	200,000 35,000 100,000	13,711 — —	(5)
Jonathan Levy Executive Vice President of Corporate Development	2003 2002 2001	250,000 250,000 416,835	800,154 837,750 412,500	— — —	90,000 15,000 100,000	12,143 — —	(6)

(1)	All of such options granted during Fiscal Years 2002 and 2003 were exercisable for shares of Class B Common Stock. All outstanding options that were exercisable for shares of Common Stock were exchanged on April 25, 2003 for options to purchase the same number of shares of Class B Common Stock. Accordingly, all such options are now exercisable for Class B Common Stock. The number of “Securities Underlying Options” has been adjusted to reflect the stock dividend effected by the Company on May 31, 2001 of one share of Class B Common Stock for every share of Common Stock, Class A Common Stock and Class B Common Stock held of record on May 14, 2001 (the “Class B Dividend”). As a result of the Class B Dividend, any options exercisable for shares of Common Stock or Class B Common Stock that were granted prior to (but not yet exercised as of) May 31, 2001 entitle the holders thereof to receive (in addition to the issuance of shares of Common Stock or Class B Common Stock, as applicable, called for by such options) one additional share of Class B Common Stock for each share of Common Stock or Class B Common Stock, as applicable, issuable in connection with such options.
(2)	Consists of $22,898 in an automobile allowance, $1,080 in the economic benefit to the executive in split dollar life insurance premiums paid by the Company, and $291 in life insurance and long-term disability insurance premiums paid by the Company.
(3)	Consists of $11,480 in an automobile allowance, $376 in the economic benefit to the executive in split dollar life insurance premiums paid by the Company, and $5,704 in life insurance and long-term disability insurance premiums paid by the Company.
(4)	Consists of $11,310 in an automobile allowance, $219 in the economic benefit to the executive in split dollar life insurance premiums paid by the Company, and $3,055 in life insurance and long-term disability insurance premiums paid by the Company.

(5)	Consists of $10,436 in an automobile allowance, $207 in the economic benefit to the executive in split dollar life insurance premiums paid by the Company, and $3,068 in life insurance and long-term disability insurance premiums paid by the Company.
(6)	Consists of $11,646 in an automobile allowance, $207 in the economic benefit to the executive in split dollar life insurance premiums paid by the Company, and $290 in life insurance and long-term disability insurance premiums paid by the Company.

Stock Options Granted in Last Fiscal Year

Name	Number of Shares Underlying Options(#)(1)	Percent of Total Options Granted to Employees in Fiscal Year(%)(2)	Exercise Price($)(3)		Date of Expiration	Rates of Stock Price Appreciation For Option Term
						5%($)	10%($)
James A. Courter	100,000 100,000	2.08 2.08	14.45 14.95	(4) (5)	9/5/12 1/2/13	909,000 940,000	2,303,000 2,383,000
Stephen R. Brown	100,000 100,000	2.08 2.08	14.45 14.95	(4) (5)	9/5/12 1/2/13	909,000 940,000	2,303,000 2,383,000
Morris Lichtenstein	100,000 100,000	2.08 2.08	14.45 14.95	(4) (5)	9/5/12 1/2/13	909,000 940,000	2,303,000 2,383,000
Moshe Kaganoff	100,000 100,000	2.08 2.08	14.45 14.95	(4) (5)	9/5/12 1/2/13	909,000 940,000	2,303,000 2,383,000
Jonathan Levy	50,000 40,000	1.04 0.83	14.45 14.95	(4) (5)	9/5/12 1/2/13	454,500 376,000	1,151,500 953,200

(1)	All of such options are exercisable for shares of Class B Common Stock.
(2)	Options to purchase 4,809,539 shares of Class B Common Stock were granted to employees in Fiscal 2003.
(3)	Represents the fair market value of the underlying shares of Class B Common Stock on the date of grant.
(4)	Options with respect to one-third of such shares vested on October 1, 2003 and the remainder vest in equal installments on October 1, 2004 and October 1, 2005.
(5)	Options with respect to one-sixth of such shares vested on July 1, 2003, the remainder vest in equal installments on each January 1, and July 1, commencing January 1, 2004 through January 1, 2006.

No options to purchase shares of capital stock of IDT Telecom or Net2Phone were granted to any of the Named Executive Officers in Fiscal 2003.

Option Exercises in Last Fiscal Year and Fiscal Year-End Values

The following table provides certain information concerning the number of shares of Common Stock and Class B Common Stock underlying unexercised stock options held by each of the Named Executive Officers, and the value of such stock options as of July 31, 2003.

Name	Shares Acquired on Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Class B Common Stock Options at Fiscal Year-End(#)(1)		Value of Unexercised In-the-Money Options at Fiscal Year-End($)(2)		Number of Securities Underlying Unexercised IDT Telecom Common Stock Options at Fiscal Year-End(#)(3)	Number of Securities Underlying Unexercised Net2Phone Common Stock Options at Fiscal Year-End(#)(4)	Value of Unexercised In-the-Money Options at Fiscal Year-End($)(5)
			Exercisable	Unexercisable	Exercisable	Unexercisable	Exercisable	Exercisable	Exercisable
James A. Courter	0	0	1,806,665	963,335	22,002,940	7,709,410	234	54,720	102,326
Stephen R. Brown	0	0	265,665	249,335	2,368,086	1,507,900	78	54,000	100,980
Morris Lichtenstein	100,000	595,461	409,665	313,335	1,606,058	2,584,145	843	29,700	50,490
Moshe Kaganoff	100,000	453,960	37,666	249,334	178,208	1,230,423	125	—	—
Jonathan Levy	0	0	141,165	156,835	1,109,121	938,501	140	54,300	19,635

(1)	On April 25, 2003 all outstanding options to purchase shares of Common Stock were exchanged for options to purchase the same number of shares of Class B Common Stock.
(2)	The closing price of the Class B Common Stock on July 31, 2003, as reported on the New York Stock Exchange, was $18.07 per share.
(3)	All options to purchase shares of common stock of IDT Telecom reported herein are currently exercisable. There is no public market for shares of IDT Telecom common stock. Accordingly, no year-end value information is provided.
(4)	All options to purchase shares of common stock of Net2Phone reported herein are currently exercisable.
(5)	The closing price of common stock of Net2Phone on July 31, 2003, as reported on the Nasdaq National Market, was $5.20 per share.

Equity Compensation Plans and Individual Compensation Arrangements

The following chart gives aggregate information regarding grants under all equity compensation plans of the Company through July 31, 2003.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by securityholders	14,899,769	(2)	$11.14	2,873,509
Equity compensation plans not approved by securityholders(3)	1,263,440	(3)	11.47	0

Total	16,163,209		$11.21	2,873,509

(1)	All outstanding options are exercisable for, and all shares available for future issuance are, Class B Common Stock.
(2)	Consists of (i) options to purchase 10,948,219 shares of Class B Common Stock granted under the Company’s 1996 Stock Option and Incentive Plan, as amended and restated (the “Plan”), and (ii) options to purchase 4,916,550 shares of Class B Common Stock granted outside of the Plan.
(3)	Such plans consist of (i) an informal stock option program previously maintained by the Company, and (ii) options granted to certain employees and officers of the Company and its subsidiaries in the Company’s last fiscal year. The informal stock option program is described under the heading “Employee Stock Option Program” below in this Executive Compensation section.
(4)	Includes the shares underlying the options to purchase 965,000 shares submitted for stockholder approval at the Annual Meeting.

Employment Agreements

The Company has entered into employment agreements with Messrs. Jonas and Courter. Mr. Jonas’s employment agreement, dated as of April 1, 2002, provides for a minimum base salary of $250,000, which may be increased, but not decreased, during the term of the agreement. The agreement with Mr. Jonas provides that he will serve as Chairman of the Board of the Company, which, under the Company’s by-laws, is an executive position. The Company may terminate Mr. Jonas’s employment only for “cause” (as defined in the agreement). If the agreement is terminated without cause, the Company is obligated to pay to Mr. Jonas an amount equal to the sum of his base salary for the remainder of his term. The agreement has a five-year term, but is automatically extendable for additional one year periods unless the Board of Directors or Mr. Jonas notifies the other, within ninety days of the anniversary of such period, that the agreement will not be extended. Pursuant to the agreement, Mr. Jonas has agreed not to compete with the Company for a period of one year following the termination of the agreement.

During Fiscal 2002, Mr. Courter was employed as the Chief Executive Officer of the Company pursuant to an employment agreement, dated as of April 1, 1999 and amended as of August 1, 2001, and subsequently amended as of October 22, 2001. Such employment agreement, as amended, provides for a minimum base salary of $250,000, which may not be decreased, but must be increased from time to time to match the base salary of the highest paid employee of the Company or of any entity controlled by the Company, during the term of the agreement. The Company may terminate Mr. Courter’s employment only for “cause” (as defined in the agreement). In the event of termination without “cause” or in the event Mr. Courter terminates his employment for “good reason” (as defined in the employment agreement), any and all unvested options shall automatically vest and Mr. Courter shall be permitted to exercise any and all options which are outstanding as of the date of his termination within two (2) years from such date. If the agreement is terminated without “cause,” the Company is obligated to pay to Mr. Courter all due and unpaid amounts to which Mr. Courter was then entitled and

Mr. Courter’s minimum base salary for the remainder of the employment term but in no event less than twelve months. The amended agreement has a five year term commencing from October 2001, and is automatically extendable for additional one-year periods unless the Board of Directors or Mr. Courter notifies the other, within ninety days of the anniversary of such period, that the agreement will not be extended. Pursuant to the agreement, Mr. Courter has agreed not to compete with the Company for a period of one year following the termination of the agreement. In addition, Mr. Courter was granted options to purchase 300,000 shares of Class B Common Stock which vest over a three-year period under the original terms of the agreement and, pursuant to the October 2001 amendment, was granted options to purchase an additional 1,000,000 shares of Class B Common Stock which will vest over a five-year period.

Employee Stock Option Program

The Company previously maintained an informal stock option program whereby selected key employees were granted options to purchase shares of Common Stock. The primary purpose of this program was to provide long-term incentives to the Company’s key employees and to further align their interests with those of the Company. Options granted under such program have a term of ten years and are subject to all other reasonable terms and conditions as the Company deems necessary and appropriate. The selection of the participants and the determination of the number of options to be granted to each participant were made by the Compensation Committee of the Board of Directors. The Company does not anticipate that any additional options will be granted under this program. In addition to this program, the Company also has adopted the 1996 Stock Option and Incentive Plan, as Amended and Restated.

Compensation Committee Interlocks and Insider Participation

During Fiscal 2003, the Compensation Committee was comprised of Messrs. Berman, Blaker, Fenster and Oppenheimer and Admiral Owens. Messrs. Berman and Oppenheimer resigned from the Board of Directors and the Compensation Committee, Messrs. Blaker and Fenster resigned from the Compensation Committee and Mr. Gilmore joined the Board of Directors and the Compensation Committee over the course of the Fiscal Year. None of the members of the Compensation Committee were employees of the Company during such period.

Report of the Compensation Committee of the Board of Directors

Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act of 1933, as amended (the “Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that might incorporate future filings, in whole or in part, the report set forth below shall not be incorporated by reference into any such filings, nor shall they be deemed to be soliciting material or deemed filed with the SEC under the Act or under the Exchange Act.

Report of the Compensation Committee

The Compensation Committee determines the compensation levels of the various officers of the Company with a view to attract, retain, motivate and reward key employees who possess exceptional leadership and management skills through a competitive base salary, bonus payments (when appropriate), long-term incentives such as awards of stock options, restricted stock grants and various other benefits.

The policies of the Compensation Committee are intended to combine competitive levels of compensation with rewards for commendable performance, and to align each officer’s relative compensation with the Company’s achievement of key business objectives, optimal satisfaction of customers and maximization of stockholder value. The Compensation Committee believes that stock ownership by management is beneficial in aligning the interests of the Company’s management with the interests of the Company’s stockholders.

Base Salaries.    Salaries for the Company’s executive officers are determined primarily on the basis of each executive officer’s responsibility, the general salary practices of companies with which the Company competes and each officer’s individual qualifications and experience. The base salaries are reviewed by the Compensation Committee in accordance with a variety of criteria, including individual performance, the functions charged to each officer, the scope of the officer’s duties, trends in the compensation peer group in which the Company competes for executive talent, and the Company’s financial performance generally. The weight given such factors by the Compensation Committee may vary with respect to each of the Company’s officers, and from year to year, as the Compensation Committee may deem necessary.

Bonus Payments.    Bonuses for the Company’s executive officers are based on various financial and non-financial results of the Company and its non-public, majority-owned subsidiaries, such as revenue growth, certain other earnings-related factors, expense reductions and customer and employee satisfaction, as well as on such executive officers’ job level, responsibilities and contributions to the Company. A significant portion of bonuses are related to the performance of the Company’s telecom segment, as that is the area that generates the largest portion of the Company’s revenues. Bonuses are paid quarterly based on the quarterly results of the Company or its divisions and an annual portion is paid as well, based on annual results. A maximum potential bonus is set for each executive officer and a determination is made in each period as to the benchmark percentage of the maximum to which each executive is eligible. Using this benchmark and executive specific factors each individual’s bonus for the period is determined. A lesser portion of the bonus is dependent on extraordinary transactions or developments in which an executive may have been involved during the period.

Stock Option Grants.    Stock options are currently granted to executive officers and other employees under the Company’s 1996 Stock Option and Incentive Plan, as Amended and Restated. In the past, stock options were granted under the Company’s employee stock option program. The Compensation Committee believes that the appreciation of stock value underlying stock options provides a strong incentive for recipients of awards to manage the Company in accordance with the interests of the Company’s stockholders. Stock option grants and awards are given in order to focus the grantee’s attention on the long-term performance of the Company, as well as to provide an incentive for the grantee to maintain a long-term relationship with the Company. The number of options or awards granted and other option terms, such as vesting, are determined by the Compensation Committee based on the grantee’s level of responsibility, prior performance, and other compensation. Neither the 1996 Stock Option and Incentive Plan nor the Employee Stock Option Program provides for specific quantitative criteria for weighing these factors. Rather, a decision to grant an option or award is primarily based upon an evaluation of the past as well as the future anticipated performance and responsibilities of the grantee.

401(k) Plan.    The Company established a plan in September 1996, pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “401(k) Plan”), for the benefit of employees. The Company’s executive officers are permitted to participate on the same basis as other employees of the Company.

Chief Executive Officer Compensation.    The Company has entered into an employment agreement with Mr. James A. Courter, dated as of April 1, 1999 and amended on August 1, 2001 and October 22, 2001, pursuant to which Mr. Courter replaced Howard S. Jonas as Chief Executive Officer of the Company, effective August 2001. The employment agreement, as amended, provides for a minimum annual base salary of $250,000, which, during the term of the agreement, may not be decreased, but must be increased from time to time to match the base salary of the highest paid employee of the Company or of any entity controlled by the Company. Pursuant to the agreement, as amended, Mr. Courter was paid the $250,000 minimum base salary during Fiscal 2003. Mr. Courter was also granted options during Fiscal 2003 to purchase 200,000 shares of Class B Common Stock, which options vest over a three-year period. Mr. Courter also received a bonus of $618,750 in Fiscal 2003. In determining Mr. Courter’s bonus, the Compensation Committee took into account Mr. Courter’s continued demonstration of vision and leadership at a time of unprecedented turmoil in the telecommunications industry, which helped enable the Company to increase its revenues, particularly in its calling card business, and to maintain the trading price for its stock during this difficult period.

THE COMPENSATION COMMITTEE OF

THE BOARD OF DIRECTORS

James S. Gilmore, III

William A. Owens

Performance Graph of Stock

The following chart sets forth the cumulative total stockholder return (assuming reinvestment of dividends, if any) on the Common Stock from July 31, 1998 through July 31, 2003, as well as the cumulative total return on (i) the Nasdaq National Market Composite Index, (ii) Standard & Poor’s SmallCap 600 Index and (iii) the Nasdaq Telecommunications Index during such five-year period. The chart also sets forth the cumulative total stockholder return (assuming reinvestment of dividends, if any) on the Class B Common Stock from June 1, 2001 (the first date on which the Class B Common Stock was publicly traded) through July 31, 2003. The stock price performance of the graph below is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG IDT CORPORATION COMMON STOCK,

IDT CORPORATION CLASS B COMMON STOCK,

THE NASDAQ STOCK MARKET (U.S.) INDEX,

THE S&P SMALLCAP 600 INDEX

AND THE NASDAQ TELECOMMUNICATIONS INDEX

*	$100 invested on 7/31/98 in stock or index (except with respect to Class B Common Stock as noted above) -including reinvestment of dividends. Fiscal year ending July 31.

    Copyright© 2003, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock (and Class A Common Stock, assuming conversion of all shares of Class A Common Stock into Common Stock) and Class B Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Common Stock (and Class A Common Stock, on an as-converted basis) or the Class B Common Stock, (ii) each of the Company’s directors and the Named Executive Officers (as defined below), and (iii) all directors and executive officers of the Company as a group. Information regarding the beneficial ownership of equity securities of Net2Phone, Inc., a publicly-traded subsidiary of the Company (“Net2Phone”), and IDT Media, Inc. (“IDT Media”) and IDT Telecom, Inc. (“IDT Telecom”) privately-held subsidiaries of the Company, by each of the Company’s directors, each Named Executive Officer and all directors and executive officers of the Company as a group is noted in footnotes to the table. Unless otherwise noted in the footnotes to the table, to the best of the Company’s knowledge, the persons named in the table have sole voting and investing power with respect to all shares indicated as being beneficially owned by them. Each holder of Common Stock is entitled to one vote per share, each holder of Class A Common Stock is entitled to three votes per share and each holder of Class B Common Stock is entitled to one-tenth of a vote per share.

The security ownership information is given as of October 24, 2003 and, in the case of percentage ownership information, is based on (i) 22,067,468 shares of Common Stock, (ii) 9,816,988 shares of Class A Common Stock, (iii) 51,335,929 shares of Class B Common Stock and (iv) 150,000 shares of IDT Telecom Common Stock, and as 60,415,821 shares of Net2Phone common stock (is disclosed in Net2Phone’s proxy statement dated November 21, 2003).

	Number of Shares of Common Stock	Percentage of Ownership of Common Stock	Number of Shares of Class B Common Stock	Percentage of Ownership of Class B Common Stock	Percentage of Aggregate Voting Power	Common Stock of IDT Telecom		Percentage of Ownership of Common Stock of IDT Telecom	Common Stock of Net2Phone		Percentage of Ownership of Common Stock of Net2Phone
Howard S. Jonas(1) 520 Broad Street Newark, New Jersey 07102	11,643,170	36.5%	6,150,156	12.0%	56.3%	—		—	28,896,750	(19)	47.83%
Liberty Media Corporation(2) 12300 Liberty Boulevard Englewood, Colorado 80112	—	—	10,260,303	20.0%	1.8%	88,235		4.8%	28,896,750	(20)	47.83%
Greenlight Capital, L.L.C. and David Einhorn(3) 420 Lexington Avenue, Suite 1740 New York, New York 10170	—	—	3,793,400	7.4%	*	—		—	—		—
James A. Courter(4)(19)	1,306	*	1,962,674	3.7%	*	234	(21)	*	28,978,054	(22)	47.96%
Stephen R. Brown(5)(19)	2,078	*	219,998	*	*	78	(21)	*	85,180	(21)	*
Moshe Kaganoff(6)(20)	1,152	*	24,000	*	*	125	(21)	*	—		—
Joyce J. Mason(7)(20)	16,416	*	281,819	*	*	20	(21)	*	50,600	(21)	*
Marc E. Knoller(8)	1,236	*	177,500	*	*	78	(21)	*	36,750	(21)	*
Jonathan Levy(9)(19)	1,147	*	107,872	*	*	140	(21)	*	54,300	(21)	*
Morris Lichtenstein(10)(19)	893	*	302,998	*	*	843	(21)	*	34,110	(21)	*
Rudy Boschwitz(11)	—		40,000			—		—	—		—
J. Warren Blaker(12)	—	*	118,000	*	*	—		—	—		—
Saul K. Fenster(13)	500	*	61,500	*	*	—		—	—		—
William A. Owens(14)	498	*	40,498	*	*	—		—	—		—
William F. Weld(15)	—	*	40,000	*	*	—		—	—		—
Jack Kemp(16)(20)	—	—	90,000	*	*	—		—	1,000		*
Michael J. Levitt(17)	—	—	60,000	*	*	—		—	—		—
James S. Gilmore, III(18)	—	—	20,000	*	*	—		—	—		—
All directors and executive officers as a group (20 persons)(23)(24)	11,672,361	36.6%	10,120,388	18.3%	56.7%	1,518	(21)	*	29,328,074	(22)	48.20%

*	Less than 1%.
(1)

Includes an aggregate of 9,816,988 shares of Class A Common Stock and 6,150,156 shares of Class B Common Stock and 1,826,182 shares of Common Stock, consisting of (a) 8,094,330 shares of Class A Common Stock and 2,998,390 shares of Class B Common Stock held by Mr. Jonas directly, (b) 19,570 shares of Class A Common Stock and 19,570 shares of Class B Common Stock beneficially owned by The Jonas Family Limited Partnership, (c) an aggregate of 1,703,088 shares of Class A Common Stock and 1,703,088 shares of Class B Common Stock beneficially owned by the eight separate Trusts under Article Four of the Howard S. Jonas 1996 Annuity Trust Agreement for the benefit of each of: Samuel Jonas, David Jonas, Michael Jonas, Leora Jonas, Jonathan Jonas, Rachel Jonas, Joseph Jonas and Tamar Jonas in equal amounts of 212,886 shares of Class A Common Stock and 212,886 shares of Class B Common Stock, (d) 229,108 shares of Class B Common Stock beneficially owned by the Howard S. Jonas 1998 Annuity Trust, (e) 1,825,142 shares of Common Stock and 1,200,000 shares of Class B Common Stock beneficially owned by the Jonas Foundation and (f) 1,040 shares of Common Stock held by Mr. Jonas in his 401(k) plan. Mr. Jonas is the General Partner of The Jonas Family Limited Partnership and the Trustee of the Howard S. Jonas 1998 Annuity Trust and, together with Deborah Jonas, is a Trustee of each of The Jonas

Foundation and the eight separate trusts under Article Four of the Howard S. Jonas 1996 Annuity Trust Agreement F/B/O Samuel Jonas, David Jonas, Michael Jonas, Leora Jonas, Jonathan Jonas, Rachel Jonas, Joseph Jonas and Tamar Jonas.

(2)	Based solely on a Form 13D/A filed on November 8, 2001. Liberty Media also owns 88,235 shares of common stock of IDT Telecom (approximately 4.8% of the total outstanding), 88.235 shares of IDT Media, Inc., (approximately 5.6% of the total outstanding) and, through ownership of NTOP Holdings, LLC, beneficial ownership of approximately 26.9% of Net2Phone’s outstanding Class A Common Stock as of July 31, 2003.
(3)	Based solely on a Form 13G filed on January 10, 2003.
(4)	Includes (a) 72,676 shares of Class B Common Stock held by Mr. Courter directly, (b) 1,306 shares of Common Stock held by Mr. Courter in his 401(k) Plan and (c) 1,889,998 shares of Class B Common Stock issuable upon the exercise of stock options exercisable within 60 days.
(5)	Includes (a) 1,000 shares of Common Stock and 1,000 shares of Class B Common Stock held by Mr. Brown directly, (b) 1,078 shares of Common Stock held by Mr. Brown in his 401(k) Plan and (c) 218,998 shares of Class B Common Stock issuable upon the exercise of stock options exercisable within 60 days.
(6)	Includes (a) 1,152 shares of Common Stock held by Mr. Kaganoff in his 401(k) Plan and (b) 24,000 shares of Class B Common Stock issuable upon the exercise of stock options exercisable within 60 days.
(7)	Includes (a) 10,380 shares of Common Stock and 13,055 shares of Class B Common Stock held by Ms. Mason directly, (b) 1,396 shares of Common Stock held by Ms. Mason in her 401(k) Plan, (c) an aggregate of 4,640 shares of Common Stock and 11,065 shares of Class B Common Stock owned by Ms. Mason’s husband, son and daughter and (d) 257,699 shares of Class B Common Stock issuable upon the exercise of stock options exercisable within 60 days.
(8)	Includes (a) 1,236 shares of Common Stock held by Mr. Knoller in his 401(k) Plan and (b) 177,500 shares of Class B Common Stock issuable upon the exercise of stock options exercisable within 60 days.
(9)	Includes (a) 41 shares of Common Stock and 41 shares of Class B Common Stock held by Mr. Levy directly, (b) 1,106 shares of Common Stock held by Mr. Levy in his 401(k) Plan and (c) 107,831 shares of Class B Common Stock issuable upon the exercise of stock options exercisable within 60 days.
(10)	Includes (a) 893 shares of Common Stock held by Mr. Lichtenstein in his 401(k) Plan and (b) 302,998 shares of Class B Common Stock issuable upon the exercise of stock options exercisable within 60 days.
(11)	Includes 40,000 shares of Class B Common Stock issuable upon the exercise of stock options exercisable within 60 days.
(12)	Includes 118,000 shares of Class B Common Stock issuable upon the exercise of stock options exercisable within 60 days.
(13)	Includes 500 shares of Common Stock and 1,500 shares of Class B Common Stock owned by Mr. Fenster’s wife as well as 60,000 shares of Class B Common Stock issuable upon the exercise of stock options exercisable within 60 days. Mr. Fenster disclaims beneficial ownership of all shares owned by his wife.
(14)	Includes (a) 498 shares of Common Stock and 498 shares of Class B Common Stock held by the Owens Family Trust (Admiral Owens, together with his wife, are trustees of the Owens Family Trust), and (b) 40,000 shares of Class B Common Stock issuable upon the exercise of stock options exercisable within 60 days.
(15)	Includes 40,000 shares of Class B Common Stock issuable upon the exercise of stock options exercisable within 60 days.
(16)	Includes 90,000 shares of Class B Common Stock issuable upon the exercise of stock options exercisable within 60 days.
(17)	Includes 60,000 shares of Class B Common Stock issuable upon the exercise of stock options exercisable within 60 days.
(18)	Includes 20,000 shares of Class B Common Stock issuable upon the exercise of stock options exercisable within 60 days.

(19)	Shares held by NTOP Holdings, LLC, which may be deemed to be beneficially held by Mr. Jonas.
(20)	All such shares are held by NTOP Holdings, LLC, of which an indirect subsidiary of Liberty Media Corporation is a member.
(21)	Consists of shares issuable upon the exercise of stock options exercisable within 60 days.
(22)	Includes 28,896,750 shares held by NTOP Holdings, LLC, and 81,304 shares issuable upon the exercise of stock options exercisable within 60 days.
(23)	Includes (28,896,750 shares held by NTOP Holdings, LLC, and 431,324 shares issuable upon the exercise of stock options exercisable within 60 days.
(24)	Includes the shares and options set forth above with respect to the officers and directors listed above and an additional 3,965 shares of Common Stock held in certain officers’ 401(k) plans and 423,373 shares of Class B Common Stock issuable upon the exercise of stock options exercisable within 60 days.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Certain Relationships and Related Transactions

In Fiscal 2002, the Company extended loans to each of the following four executive officers and a former executive officer of the Company in the principal amount of $150,000 that bear interest at the rate of 8% per annum: Morris Lichtenstein, the Company’s Executive Vice President of Business Development, Jonathan Levy, the Company’s Executive Vice President of Corporate Development, Moshe Kaganoff, the Company’s Executive Vice President of Strategic Planning, Geoffrey Rochwarger, the Company’s Executive Vice President of Telecommunications and Charles Garner, the Company’s former Executive Vice President of New Ventures. The entire amount of each of the loans of Messrs. Lichtenstein, Levy, Kaganoff and Rochwarger is currently outstanding and is due on December 31, 2004. Pursuant to a separation agreement between Mr. Garner and the Company entered into during Fiscal 2002, Mr. Garner’s loan was forgiven and he was extended another loan in the principal amount of $1,000,000 that bears interest at the lowest rate permissible under applicable law without incurring additional tax obligations. This loan is payable out of the proceeds of the exercise of IDT Telecom stock options held by Mr. Garner and will be forgiven if Mr. Garner does not exercise such options by certain dates, and Mr. Garner pays all applicable taxes relating to such forgiveness. In Fiscal 2003, the conditions as to the first one-third of the loan were satisfied and such portion of Mr. Garner’s loan was forgiven.

In addition, during Fiscal 2002, the Company extended a loan to Stephen R. Brown, the Company’s Chief Financial Officer, in the principal amount of $300,000 that bears interest at the rate of 8% per annum. The entire amount of this loan is currently outstanding and is due on December 31, 2004. In addition, Morris Lichtenstein was extended a loan in the amount of $1,000,000 that bears interest at the rate of 6% per year. Mr. Lichtenstein has committed to repay the amount due in equal one-third installments on or before July 31 in each of 2003, 2004 and 2005. The first installment of such loan was repaid prior to July 31, 2003.

In Fiscal 2001, the Company extended loans bearing interest at a rate of 6% per annum in the original principal amounts of $2,350,000, $1,000,000 and $275,000 to Morris Lichtenstein, Stephen R. Brown, and Jonathan Levy, respectively. Each of Messrs. Lichtenstein, Brown and Levy has committed to pay all outstanding amounts due in equal one-third installments on or before July 31, in each of 2003, 2004 and 2005. The first installment of each of such loans was repaid prior to July 31, 2003.

In Fiscal 2001, the Company also extended loans to several other executive officers of the Company and its principal subsidiaries, each of which bears interest at a rate of 8% per annum. Marc Knoller, the Company’s Senior Vice President, obtained a loan in the principal amount of $346,441. Mr. Knoller has committed to repay the loan in equal one-third installments on or before July 31 in each of 2003, 2004 and 2005. Mr. Knoller repaid the first installment of such loan, as well as an additional $30,930, prior to July 31, 2003. Michael Fischberger, the Company’s former Chief Operating Officer, obtained a loan in the principal amount of $300,000. Mr. Fischberger’s loan is currently outstanding and is due on December 31, 2004. During Fiscal 2001, each of the following three executive officers of the Company also received a loan from the Company in the principal amount of $150,000 that bears interest at the rate of 8% per annum: Geoffrey Rochwarger, Moshe Kaganoff and Jonathan Levy. The entire amount of each of these loans is currently outstanding and is due on December 31, 2004.

In Fiscal 2000, the Company extended a loan bearing interest at a rate of 6% per annum to Morris Lichtenstein, in the principal amount of $300,000. Mr. Lichtenstein has committed to repay the loan in equal one-third installments on or before July 31 in each of 2003, 2004 and 2005. The first installment of such loan was repaid prior to July 31, 2003.

In connection with the initial public offering of Net2Phone, in July 1999, each of Stephen R. Brown, Moshe Kaganoff, Geoffrey Rochwarger and Michael Fischberger borrowed $117,600 from the Company. All of the proceeds of these loans were used to purchase shares of Net2Phone common stock upon the exercise of stock options. As a condition to receiving these loans, these officers agreed to surrender 240 immediately exercisable Net2Phone options. The loans bear interest at the rate of 7% per annum. Each of Messrs. Brown, Kaganoff, Rochwarger and Fischberger have committed to repay their respective loans in equal one-third installments on or before July 31 in each of 2003, 2004 and 2005. The first installment of each of such loans was repaid prior to July 31, 2003.

The Company leads a consortium, NTOP Holdings LLC, consisting of the Company and Liberty Media that, as of July 31, 2003, concentrated ownership of approximately 48% (65% of the voting power) of Net2Phone.

On April 17, 2003, Liberty IDTMED, Inc., a subsidiary of Liberty Media, purchased from IDT Media 88.235 newly-issued shares of IDT Media’s Class A common stock, at a price of $283,334 per share, representing an aggregate cash purchase price of $25.0 million. The purchase price was paid in cash and the parties entered into a registration rights agreement granting Liberty Media demand and piggyback registration rights with respect to its shares. The number of shares issued are subject to adjustment in the event that, in the first year after the closing of the purchase, IDT Media sells shares at a price per share lower than that paid by Liberty Media. The shares are subject to a restriction on transfer without the prior consent of IDT Media for 18 months from closing and thereafter only after first offering to sell the shares to the Company.

On October 22, 2003, Net2Phone Cable Telephony, LLC, a wholly owned subsidiary of Net2Phone, entered into an agreement with Liberty Cablevision of Puerto Rico, Inc., a wholly owned subsidiary of Liberty Media, to exclusively deploy and manage Liberty Cablevision of Puerto Rico’s residential cable telephony offering.

In Fiscal 2003, the Company made payments for publishing services in the amount of $100,000 to Jonas Publishing, which is owned by Howard S. Jonas. The Company also provides certain connectivity and other services to Jonas Publishing. As of July 31, 2003, Jonas Publishing owed the Company approximately $300,000.

James A. Courter, the Chief Executive Officer and Vice Chairman of the Company, is a partner in the law firm of Courter, Kobert & Cohen, P.C., which has served as counsel to the Company since July 1996. Fees paid to the firm by the Company were less than 5% of the firm’s gross revenues for Fiscal 2003.

William F. Weld, a director of the Company, is Of Counsel to the law firm of McDermott, Will & Emery, which has served as counsel to the Company since November 1999. Fees paid to the firm by the Company were less than 5% of the firm’s gross revenues for Fiscal 2003.

Certain of the Company’s subsidiaries currently lease a facility located in Hackensack, New Jersey from 294 State Street, Inc., a corporation which is wholly owned by Howard S. Jonas. Aggregate lease payments under such lease were $89,200 in Fiscal 2003.

The Company and Net2Phone obtain insurance policies from several insurance brokers. Some of the policies were arranged through a company affiliated with Jonathan Mason, the husband of Joyce Mason, the Senior Vice President, General Counsel, Secretary and a director of the Company and a director of Net2Phone

(and the brother-in-law of Howard S. Jonas, the Chairman of the Board of Directors of the Company and Net2Phone) and Irwin Jonas, the father of Joyce Mason and Howard S. Jonas. The aggregate premiums paid by the Company and Net2Phone directly with respect to those policies in Fiscal 2003 were approximately $2,920,000 and $2,061,000, respectively. Additional premiums were paid to and commissions shared with, ARC Excess & Surplus, LLC, Roger Metzger Associates and Clair Odell. Other policies were written by other brokers with no commissions received or shared. All insurance coverage of the Company and Net2Phone is reviewed by an outside independent insurance consultant.

The Company made payments for food-related expenses during Fiscal 2003 of approximately $812,000 to Dowry, Inc., a food service provider owned by Samuel Jonas, the son of Howard S. Jonas, that operates a cafeteria in the Company’s headquarters and provides certain off-site catering services to the Company. Dowry operates the cafeteria independently and receives all revenues from its operation. The Company provides a subsidy of $2.00 per day to each of its employees for purchases at the cafeteria which the Company pays directly to Dowry. The Company also from time to time utilizes Dowry’s services for off-site catering needs, for which it pays Dowry’s standard fees for such services. The Company believes that all of these arrangements are no less favorable to the Company than those that could be obtained in arms’-length negotiations with unrelated third parties.

We believe that all related party transactions described above were on terms at least as favorable to us as the terms we could have obtained from independent third parties.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements for the years ended July 31, 2003, and July 31, 2002, and fees billed for the other services rendered by Ernst & Young LLP during those periods. Certain amounts for 2002 have been reclassified to conform to the 2003 presentation.

Year Ended July 31	2002	2003
Audit Fees	$779,000	$1,104,000
Audit Related Fees(1)	9,000	93,000
Tax Fees(2)	131,000	303,000
All Other Fees	0	0

Total	$919,000	$1,500,000

(1)	Audit Related Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, audits of the Company’s benefit plans, due diligence related to mergers, acquisitions, and investments, additional revenue and license compliance procedures related to performance of the review or audit of the Company’s financial statements, and accounting consultations regarding the application of GAAP to proposed transactions.
(2)	Tax Fees consist of the aggregate fees billed for professional services rendered by Ernst & Young LLP for tax compliance, tax advice, and tax planning (domestic and international).

The Audit Committee has concluded the provision of the non-audit services listed above is compatible with maintaining the independence of Ernst & Young LLP.

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

10.13	(9)	Securities Purchase Agreement between the Registrant, Carlos Gomez and Union Telecard Alliance, LLC.

10.14	(10)	Credit Agreement, dated as of May 10, 1999, by and among the Registrant, various lenders party thereto, Lehman Commercial Paper Inc., CIBC World Markets Corp. and Bankers Trust Company.

10.15	(10)	Pledge Agreement, dated as of May 10, 1999, by and among the Registrant, certain subsidiaries of the Registrant and Bankers Trust Company, as Collateral Agent.

10.16	(10)	Security Agreement, dated as of May 10, 1999, by and among the Registrant, certain subsidiaries of the Registrant and Bankers Trust Company, as Collateral Agent.

10.17	(10)	Subsidiaries Guaranty, dated as of May 10, 1999, by and among the Registrant, certain subsidiaries of the Registrant and Bankers Trust Company, as Collateral Agent.

10.18	(10)	Loan Agreement, dated May 17, 1999, between the Registrant and Stephen Brown.

10.19	(11)	Internet/Telecommunications Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

Exhibit Number		Description of Exhibits

10.20	(11)	Joint Marketing Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

10.21	(11)	IDT Services Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

10.22	(11)	Net2Phone Services Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

10.23	(11)	Assignment Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

10.24	(11)	Tax Sharing and Indemnification Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

10.25	(11)	Separation Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

10.26	(11)	Co-location and Facilities Management Services Agreement, dated as of May 20, 1999, by and between Registrant and Net2Phone, Inc.

10.27	(12)	Lease of 520 Broad Street, Newark, New Jersey.

10.28	(12)	Amendment to Lease of 520 Broad Street, Newark, New Jersey.

10.29	(13)	Option Agreement, dated as of March 3, 2000, between IDT Corporation and AT&T Corp.

10.30	(14)	Amendment to Option Agreement, dated as of April 5, 2000 between IDT Corporation and AT&T Corp.

10.31	(13)	Subscription Agreement, dated as of March 24, 2000, between IDT Corporation and Liberty Media Corporation.

10.32	(14)	Amendment to Subscription Agreement, dated as of May 26, 2000, between IDT Corporation and Liberty Media Corporation.

10.33	(13)	Letter Agreement, dated as of March 28, 2000, between IDT Corporation, AT&T Corp. and Net2Phone, Inc.

10.34	(13)	Letter Agreement, dated as of March 30, 2000, between IDT Corporation, AT&T Corp. and Net2Phone, Inc.

10.35	(15)

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

Stockholders Agreement, dated as of January 13, 2000, by and among Alex J. Mandl, Liberty Media Corporation, Telcom-DTS Investors, L.L.C. and Microwave Services, Inc. (Incorporated by reference to Exhibit 7(i) to Schedule 13D/A, filed by Liberty AGI, Inc. on January 14, 2000 with respect to securities of Teligent, Inc.).

Exhibit Number		Description of Exhibits

10.40	(20)	Amendment to the Employment Agreement between the Registrant and James A. Courter.

10.41	(20)	Amendment No. 2 to the Employment Agreement between the Registrant and James A. Courter.

10.42	(21)	Asset Purchase Agreement, dated December 18, 2001, between IDT Winstar Acquisition, Inc., Winstar Communications, Inc. and the subsidiaries of Winstar listed on Appendix 1 thereto.

10.43	(22)	Employment Agreement between the Registrant and Howard S. Jonas.

10.44	(23)	Subscription Agreement, dated as of August 11, 2000, by and between Net2Phone and AT&T.

10.45	(23)	Stock Purchase Agreement, dated as of August 11, 2000, by and between AT&T, IDT and IDT Investments.

10.46	(23)	Voting Agreement, dated as of August 11, 2000, by and between ITelTech and IDT Investments.

10.47	(24)	Limited Liability Company Agreement, dated as of October 19, 2001, of Net2Phone Holdings, by IDT D-U.

10.48	(24)	Amended and Restated Limited Liability Company Agreement, dated as of October 19, 2001, of Net2Phone Holdings, by and among AT&T, ITelTech, IDT and IDT D-U.

10.49	(24)	Second Amended and Restated Limited Liability Company Agreement, dated as of October 19, 2001, of Net2Phone Holdings, by and among AT&T, ITelTech, IDT, IDT D-U, IDT Investments, Liberty Media and LMC.

10.50	(25)	Stockholders Agreement, dated as of May 13, 1999, by and among IDT, Clifford M. Sobel, Net2Phone and the additional investors listed on Schedule A thereto.

10.51	(26)	Amended and Restated Limited Liability Company Agreement, dated as of November 8, 2001, of IT Stock, LLC by Net2Phone Holdings.

10.52	(26)

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

Amended and Restated Operating Agreement of Union Telecard Alliance, LLC, dated April 24, 2002, by and among UTCG Holdings LLC, IDT Domestic-Union, LLC, the Registrant and Union Telecard Alliance, LLC.

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

10.65	(30)	1996 Stock Option and Incentive Plan, as amended and restated, of IDT Corporation.

10.66	(29)	Amendment to Stock Option Agreement under the Employee Stock Option Program between IDT Corporation and Joyce J. Mason.

10.67	(29)	Amendment to Stock Option Agreement under the Employee Stock Option Program between IDT Corporation and Marc E. Knoller.

10.68	(29)	Exchange Agreement, dated March 21, 2003, between IDT Corporation and Morris Lichtenstein.

10.69	(29)	Exchange Agreement, dated April 8, 2003, between IDT Corporation and Marc E. Knoller.

10.70	(29)	Settlement Agreement, dated October 10, 2000, between Tyco Group S.a.r.l., TyCom (US) Inc., Tyco International Ltd., Tyco International (US) Inc. and TyCom Ltd., on the one hand, and IDT Europe B.V.B.A. and IDT Corporation, on the other hand.

10.71	*	Subscription Agreement, dated April 17, 2003, between IDT Media, Inc. and Liberty IDTMED, Inc.

10.72	*	Registration Rights Agreement, dated as of April 17, 2003, by and between IDT Media and Liberty IDTMED, Inc.

21.01	*	Subsidiaries of the Registrant.

23.01	*	Consent of Ernst & Young LLP.

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	previously filed
*	filed herewith
(1)	Incorporated by reference to Form S-1 filed February 21, 1996 file no. 333-00204.
(2)	Incorporated by reference to Form S-1 filed January 9, 1996 file no. 333-00204.
(3)	Incorporated by reference to Form S-1/A filed January 7, 1997 file no. 333-18901.
(4)	Incorporated by reference to Form S-1 filed March 8, 1996 file no. 333-00204.
(5)	Incorporated by reference to Form 10-K/A for the fiscal year ended July 31, 1997, filed February 2, 1998.
(6)	Incorporated by reference to Form S-1 filed March 14, 1996 file no. 333-00204.
(7)	Incorporated by reference to Form 10-K/A for the fiscal year ended July 31, 1997, filed December 4, 1997.
(8)	Incorporated by reference to Form 8-K filed April 22, 1998.
(9)	Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1998, filed October 29, 1998.
(10)	Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1999, filed June 14, 1999.
(11)	Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1999, filed June 14, 1999.
(12)	Incorporated by reference to Form 10-Q for the fiscal quarter ended January 31, 2000, filed March 16, 2000.
(13)	Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 2001, filed March 12, 2000.
(14)	Incorporated by reference to Schedule 14C filed June 12, 2000.
(15)	Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 2000, filed June 14, 2000.
(16)	Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 2000, filed June 14, 2000.
(17)	Intentionally omitted.
(18)	Incorporated by reference to Form 10-Q for the fiscal quarter ended January 31, 2001, filed March 19, 2001.
(19)	Incorporated by reference to Schedule 13D filed on April 30, 2001.

(20)	Incorporated by reference to Form 10-Q for the fiscal quarter ended October 31, 2001, filed December 17, 2001.
(21)	Incorporated by reference to Form 8-K filed January 3, 2002.
(22)	Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 2002, filed June 14, 2002.
(23)	Incorporated by reference to Schedule 13D filed on August 21, 2000, with respect to Net2Phone, by IDT Investments, IDT and Howard S. Jonas.
(24)	Incorporated by reference to Schedule 13D, filed on October 25, 2001, with respect to Net2Phone, by Net2Phone Holdings, L.L.C., IDT Domestic-Union, LLC, IDT Investments Inc., IDT Nevada Holdings, Inc., IDT Domestic Telecom, Inc., IDT Telecom, Inc., IDT Corporation, Howard S. Jonas, ITelTech, LLC and AT&T Corp.
(25)	Incorporated by reference to Form S-1/A of Net2Phone filed June 28, 1999.
(26)	Incorporated by reference to Schedule 13D/A, filed on November 15, 2001, with respect to Net2Phone, by IT Stock, Net2Phone Holdings, IDT D-U, IDT Investments, IDT Nevada, IDT D-T, IDT Telecom, IDT, Howard S. Jonas, ITelTech and AT&T.
(27)	Incorporated by reference to Form 10-K for the fiscal year ended July 31, 2002, filed October 29, 2002.
(28)	Incorporated by reference to Form 10-Q for the fiscal quarter ended January 31, 2003, filed March 14, 2003.
(29)	Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 2003, filed June 16, 2003.
(30)	Incorporated by reference to Form S-8 filed June 5, 2003.

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

IDT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended July 31
	2003	2002	2001
	(in thousands, except per share data)
Revenues	$1,834,547	$1,583,794	$1,230,950
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	1,409,465	1,214,802	1,066,845
Selling, general and administrative	421,829	451,476	334,025
Depreciation and amortization	89,309	83,916	60,351
Settlement by Net2Phone of litigation	(58,034)	—	—
Non-cash compensation (all of which is attributable to SG&A)	32,286	16,440	3,082
Restructuring, severance and impairment charges	13,312	257,501	199,357

Total costs and expenses	1,908,167	2,024,135	1,663,660

Loss from operations	(73,620)	(440,341)	(432,710)
Interest income, net	26,095	24,174	52,768
Other income (expense):
Equity in loss of affiliates	(4,425)	(2,226)	(75,066)
Gain on sales of subsidiary stock	22,422	—	1,037,726
Investment and other income (expense), net	(15,327)	(13,754)	164,762

Income (loss) before minority interests, income taxes, and cumulative effect of accounting change	(44,855)	(432,147)	747,480
Minority interests	(43,035)	151,436	(5,726)
Benefit from (provision for) income taxes	70,373	124,345	(209,395)

Income (loss) before cumulative effect of accounting change	(17,517)	(156,366)	532,359
Cumulative effect of accounting change, net of income taxes of $3,525	—	(146,983)	—

Net income (loss)	$(17,517)	$(303,349)	$532,359

Earnings per share:
Income (loss) before cumulative effect of accounting change:
Basic	$(0.22)	$(2.08)	$7.79
Diluted	$(0.22)	$(2.08)	$7.12
Cumulative effect of accounting change, net of income taxes:
Basic	$—	$(1.96)	$—
Diluted	$—	$(1.96)	$—
Net income (loss):
Basic	$(0.22)	$(4.04)	$7.79
Diluted	$(0.22)	$(4.04)	$7.12
Weighted-average number of shares used in calculation of earnings per share:
Basic	80,176	75,108	68,301
Diluted	80,176	75,108	74,786

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

The Company currently leases one of its facilities in Hackensack, New Jersey from a corporation which is wholly owned by the Company’s Chairman. Aggregate lease payments under such lease was approximately $0.1 million, $0.1 million, and none for the years ended July 31, 2003, 2002 and 2001, respectively. The Company made payments for food related expenses to a cafeteria owned and operated by the son of the Company’s chairman. Such payments were $0.8 million, $0.8 million and $0.1 million for the years ended July 31, 2003, 2002 and 2001, respectively. The Company made payments for publishing services to a firm owned by the Company’s Chairman. Such payments were $0.1 million, $0.1 million and none in the years ended July 31, 2003, 2002 and 2001, respectively. The net balance owed to the Company by the publishing firm for connectivity and other services was approximately $0.3 million and $0.2 million as of July 31, 2003 and 2002.

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

Pursuant to an agreement with Net2Phone’s General Counsel, Net2Phone has guaranteed that the value, as defined in the agreement, of options to purchase 150,000 shares of Net2Phone’s common stock held by Net2Phone’s General Counsel will be at least $1.6 million on January 7, 2004. To the extent the value of such options is less than $1.6 million, Net2Phone will pay its General Counsel the difference in cash. As a result, Net2Phone is amortizing the $1.6 million guaranteed option value over the three-year term of the agreement, less

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the intrinsic value of the stock options as of each reporting date. As of July 31, 2003, the amount of Net2Phone’s liability with respect to this agreement was approximately $1.1 million.

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

9.    Commitments and Contingencies

On January 29, 2001, we filed a complaint against Telefonica S.A., Terra Networks, S.A., Terra Networks, U.S.A., Inc., and Lycos, Inc. in the United States District Court for the District of New Jersey relating to a joint venture we entered into with Terra in October 1999 and subsequently terminated in April 2000 (the “Joint Venture”). The complaint asserted claims for, among other things, breaches of various contracts, breach of fiduciary duty, securities fraud, common law fraud and tortious interference with prospective economic advantage. Each defendant filed answers to the complaint, and Terra Networks, S.A. filed a counterclaim against us for $3.0 million for breach of the Conversion, Termination and Release Agreement, dated April 30, 2000 (the “Termination Agreement”). We filed an answer denying the material allegations contained in the counterclaim and asserted certain affirmative defenses. We then filed an amended complaint. All defendants moved to dismiss all counts of the Second Amended Complaint, except for Count I. In Count 1, we alleged that Terra Networks, S.A. breached the Conversion, Termination and Release Agreement. We are seeking an amount to be determined at trial, or in the alternative, delivery of 250,000 marketable shares of Terra Networks, S.A. stock. Also, we opposed the defendants’ motion and the motions were denied almost in their entirety. The defendants moved for reconsideration of the decision with regard to Counts X and XI (which asserted certain claims for breach of contract and breach of fiduciary duty). On October 2, 2002, the Court granted the motion for reconsideration and dismissed Counts X and XI. On September 13, 2002, defendant Telefonica, S.A. renewed its motion to dismiss for lack of personal jurisdiction. The Court has not yet ruled on that motion. In September 2002, we filed a motion for leave to file a third amended complaint to include a claim under Section 20(a) of the Securities

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Exchange Act against defendant Telefonica, S.A. The Magistrate Judge granted the motion, but Telefonica has appealed the decision to the District Judge and the appeal has not yet been decided. On or about May 19, 2003, Terra filed an answer to the second amended complaint and asserted a new counterclaim against us. The new counterclaim asserts that we fraudulently induced Terra to enter into the Joint Venture and the Termination Agreement. The counterclaim seeks rescission of those agreements (on which we have already realized gains as previously reported) and an unspecified amount of damages. As we previously reported, we recognized a pre-tax gain of $231.0 million in Fiscal 2000 in respect of the joint venture. In addition, we sold a total of 3.745 million shares of Terra during Fiscal 2000 and Fiscal 2001, and with respect to which we recognized of $24.9 million in Fiscal 2000 and a loss of $192.1 million in Fiscal 2001. We then filed a motion to dismiss the new counterclaim, which is still pending. The defendants have filed motions for summary judgment seeking the dismissal of substantially all of our claims, but these motions are still pending. Fact discovery has been substantially completed, but expert discovery has not begun. No trial date has been set.

On May 25, 2001, we filed a Statement of Claim with the American Arbitration Association naming Telefonica Internacional, S.A. (“Telefonica”) as the Respondent. The Statement of Claim asserts that the Company and Telefonica entered into a Memorandum of Understanding (“MOU”) that involved, among other things, the construction and operation of a submarine cable network around South America (“SAm-I”). We claim, among other things, that Telefonica breached the MOU by: (a) failing to negotiate SAm-I agreements; (b) refusing to comply with the equity provisions of the MOU; (c) refusing to sell capacity and back-haul capacity pursuant to the MOU; and (d) failing to follow through on the joint venture. Telefonica responded to our Statement of Claim and filed a counterclaim which alleges, among other things: (1) fraud in the inducement; (2) tortious interference with prospective business relations; (3) breach of the obligations of good faith and fair dealing; and (4) declaratory and injunctive relief. Telefonica’s counterclaim did not specify the damages sought. IDT denied all material allegations of Telefonica’s counterclaims, and has vigorously defended against them. IDT claims damages of $3.15 billion. Hearings in the Arbitration began in April of 2002 and were concluded in March 2003, after 37 days of hearings. The parties completed and filed post-hearing briefs with the Arbitrators on May 20, 2003. IDT vigorously contested Telefonica’s arguments and evidence. Both IDT and Telefonica made claims for damages. In its post-hearing brief, Telefonica claimed damages totaling $4.7 billion. The parties now await the arbitration panel’s decision, and, as of October 29, 2003, we have not received any indication as to when the arbitration panel will deliver its decision.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On or about March 12, 2003, a complaint was filed by the Continuing Creditors’ Committee of Star Telecommunications, Inc. for itself and on behalf of the Star Creditors’ Liquidating Trust (“Star”) against IDT Corporation, IDT Investments, Inc., IDT Netherlands, B.V., IDT Telecom, Inc. and IDT Domestic Telecom, Inc. in the United States Bankruptcy Court, District of Delaware. Star seeks to recover damages (a) for certain alleged fraudulent transfers of property of Star’s bankruptcy estate pursuant to the pre-petition sale of certain assets to us, or in the alternative, to set aside said sale and (b) for unjust enrichment pursuant to said sale. Star did not specify the amount of damages it is seeking. We have been served with the complaint, but our time to answer has been extended indefinitely. Star is currently taking no action to prosecute the claims against us.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On or about April 22, 2003, the Company and Union Telecard Alliance received a petition filed by Powell Palmares in the District Court of Nueces County, Texas, 105th Judicial District. In his petition, the plaintiff names numerous other defendants including Oblio Telecom, Northern California Telecommunications; Locus Telecommunications, Star Telecom Network, Astral Communications, Pacific Telecard, and Advanced Telecom Solutions. The plaintiff alleges that he purchased and used several of the defendants’ “prepaid phone cards” and that defendants charged more minutes for calls made to, or from, cellular telephone equipment. The plaintiff is seeking certification of a class consisting of all similarly situated persons in Texas. The damages sought have not yet been quantified. We filed our answer on June 2, 2003.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On or about August 27, 2003, Aerotel, Ltd., Aerotel U.S.A., and Aerotel U.S.A., LLC (“Aerotel”) filed a complaint against us and Union Telecard Alliance, LLC in the United States District Court, Southern District of New York, alleging infringement of U.S. Patent No. 4,706,275, entitled “Telephone System”, which was issued on November 10, 1987 to Aerotel Ltd. as the assignee of Zvi Kamil. The plaintiff is seeking (i) a permanent injunction against defendants; (ii) damages, together with prejudgment interest and costs; (iii) trebling of damages awarded under 35 U.S.C. 284; (iv) attorneys fees and costs; and (v) such other relief as the Court may deem just and proper. Because we only recently received the complaint, we are still evaluating the potential impact. We believe that we have meritorious defenses to the allegations made in the complaint and intend to vigorously contest the claims. We are currently engaged in licensing negotiations with Aerotel. The parties have mutually agreed on an extension of the time to answer the complaint to facilitate these discussions. There can be no assurances that the negotiations will result in a license agreement.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Lucent Technologies, Inc. (“Lucent”) and Winstar Holdings, LLC (“Winstar”) are involved in a dispute relating to the acquisition by Winstar of various assets of Winstar Communications, Inc. and its various affiliates. In particular, Lucent is alleging that Winstar does not have the licensing rights to use certain software embedded in and used to operate Lucent 5ESS switching equipment acquired by Winstar in the Winstar Communications bankruptcy. The switch equipment is utilized in the central office of all of Winstar’s major markets of operation and is used to operate the Winstar network. The parties are attempting to resolve this matter amicably through negotiations.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Four substantially similar class-action lawsuits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired Net2Phone’s stock between July 29, 1999 and December 6, 2000. The suits were filed on July 27, 2001, August 10, 2001, August 23, 2001 and April 19, 2001. Net2Phone and certain of Net2Phone’s executive officers, directors and underwriters involved in our initial public offering were named as defendants in these complaints. The complaints allege, in part, that certain underwriters of Net2Phone’s initial public offering violated federal securities laws by failing to disclose that they had solicited and received undisclosed commissions and allocated shares in Net2Phone’s initial public offering to those investors in exchange for their agreement to purchase Net2Phone shares in the after-market at pre-determined prices. The complaints also allege that, whether or not Net2Phone and the named executives were aware of the underwriters’ arrangements, Net2Phone and the named executives have statutory liability under the federal securities laws for issuing a registration statement in connection with Net2Phone’s initial public offering that failed to disclose that these allegedly undisclosed arrangements existed. The suits against Net2Phone are substantially the same as suits asserting the same allegations that have been filed against several hundred other companies that closed their initial public offerings at or about the same time. The deadline for all defendants to respond to the complaints has been extended by the courts to which the various cases have been assigned. Net2Phone has been able to secure the voluntary dismissal of the claims against those executive officers and directors named in the lawsuits. In addition, Net2Phone’s underwriting agreement with its underwriters provides for indemnification of Net2Phone and its executives and directors for liabilities arising out of misstatements in Net2Phone’s registration statement attributable to material non-disclosures by the underwriters. Net2Phone intends to pursue its indemnification claims against the underwriters. In addition, Net2Phone maintains directors and officers’ liability insurance coverage, which should substantially cover the costs of defending the various suits.

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

On May 1, 2000, Net2Phone is required to purchase 585,325 shares of its common stock from a bank for a total price of $19.2 million. However, Net2Phone at its sole and exclusive option has the right to cause the bank on or before December 31, 2005, to commence selling the shares in regular market transactions during the period between January 2, 2006 and April 25, 2006. In the event Net2Phone exercises this right, Net2Phone will pay the bank, on May 1, 2006, only the excess of $19.2 million over the amount received by the bank from the sales of the shares during this period. As a result, Net2Phone recorded a long-term obligation of $19.2 million less the value of the 585,325 shares of Net2Phone common stock on May 7, 2003. As of July 31, 2003, Net2Phone’s obligation was $16.2 million. Net2Phone will continue to mark-to-market this obligation at each reporting period based on the value of Net2Phone’s common stock.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net2Phone’s payment obligations are secured by standby letters of credit from a U.S. commercial bank, which are, in turn, collateralized by a $21.8 million money market account held by the bank. The letters of credit expire on August 4, 2006. The restricted money market account funds are classified as restricted cash-long term on the Company’s balance sheet.

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

Reserve Adjustments

During the first quarter of Fiscal 2003, Net2Phone reversed $2.9 million of previously recognized connectivity and network related charges a result of successful settlement negotiations with vendors. In the first and second quarter of Fiscal 2003, Net2Phone reversed a total of $0.5 million of previously recognized severance expense due to Net2Phone’s decision to retain several employees who were originally identified as excess and expected to be terminated as part of a restructuring that occurred in Fiscal 2002. In the fourth quarter of Fiscal 2003, Net2Phone reversed $1.9 million in reserves based on a final contract settlement with one of its media partners. Also in the fourth quarter of Fiscal 2003, Net2Phone reversed $0.9 million in reserves related to the termination of an office lease of its ADIR subsidiary. The aforementioned reserve reversals were partially offset by additional charges of $0.8 million recorded in the third and fourth quarter of Fiscal 2003, primarily related to continued costs associated with unutilized circuits.

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