Form 10-Q/A
period 2003-10-31
IDT CORP
filed 2004-02-10
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Quarterly Period Ended October 31, 2003,

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

Common Stock, $.01 par value—22,067,468 shares outstanding as of December 10, 2003

(excluding 3,007,392 treasury shares)

Class A Common stock, $.01 par value—9,816,988 shares outstanding as of December 10, 2003

Class B Common stock, $.01 par value—51,814,470 shares outstanding as of December 10, 2003

(excluding 6,061,583 treasury shares)

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our quarterly report for the period ended October 31, 2003 solely for the purpose of amending and restating Item 4 of Part I, Financial Information. In accordance with Rule 12b-15 under the Securities Act of 1934, the complete text of Item 4, as amended is set forth herein. In addition, in connection with the filing of this Amendment No. 1 and pursuant to Rule 12b-15, we are including certain currently dated certifications. The remainder of the Form 10-Q is unchanged and is not reproduced in this Amendment No. 1. The Amendment No. 1 speaks as of the original filing date of the Form 10-Q and does not reflect events occurring after the filing of the original Form 10-Q, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

Item 4.	Control and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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