Form 10-Q
period 2004-01-31
IDT CORP
filed 2004-03-16
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of March 11, 2004, the registrant had the following shares outstanding:

Common Stock, $.01 par value:	20,509,468 shares outstanding (excluding 4,565,392 treasury shares)
Class A common stock, $.01 par value:	9,816,988 shares outstanding
Class B common stock, $.01 par value:	60,890,979 shares outstanding (excluding 2,008,997 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

IDT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2004	July 31, 2003
	(Unaudited)	(Note 1)
	(in thousands, except share data)
Assets

Current assets:
Cash and cash equivalents	$188,485	$99,046
Marketable securities	882,130	921,669
Trade accounts receivable, net	159,236	126,303
Other current assets	92,139	81,304

Total current assets	1,321,990	1,228,322
Property, plant and equipment, net	291,749	286,807
Goodwill	67,198	41,651
Licenses and other intangibles, net	30,878	23,503
Investments	51,295	41,628
Restricted cash	25,358	23,064
Other assets	76,006	87,367

Total assets	$1,864,474	$1,732,342

Liabilities and stockholders’ equity

Current liabilities:
Trade accounts payable	$121,993	$106,836
Accrued expenses	183,066	186,254
Deferred revenue	146,406	145,343
Capital lease obligations—current portion	23,333	27,862
Other current liabilities	14,867	8,061

Total current liabilities	489,665	474,356
Deferred tax liabilities, net	144,527	143,542
Capital lease obligations—long-term portion	43,753	45,084
Other liabilities	22,314	24,486

Total liabilities	700,259	687,468
Minority interests	181,368	147,347

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000,000; no shares issued	—	—
Common stock, $.01 par value; authorized shares—100,000,000; 25,074,860 shares issued at January 31, 2004 and July 31, 2003, respectively; 21,009,468 and 22,067,468 shares outstanding at January 31, 2004 and July 31, 2003, respectively	210	221
Class A common stock, $.01 par value; authorized shares—35,000,000; 9,816,988 shares issued and outstanding at January 31, 2004 and July 31, 2003	98	98
Class B common stock, $.01 par value; authorized shares—100,000,000; 62,013,343 and 56,342,853 shares issued at January 31, 2004 and July 31, 2003, respectively; 57,142,445 and 50,102,100 shares outstanding at January 31, 2004 and July 31, 2003, respectively	571	501
Additional paid-in capital	729,867	654,170
Treasury stock, at cost, consisting of 4,065,392 and 3,007,392 shares of common stock and 4,870,898 and 6,240,753 shares of Class B common stock at January 31, 2004 and July 31, 2003, respectively	(144,382)	(150,603)
Deferred compensation	(21,237)	—
Accumulated other comprehensive loss	12,050	(8,080)
Retained earnings	405,670	401,220

Total stockholders’ equity	982,847	897,527

Total liabilities and stockholders’ equity	$1,864,474	$1,732,342

See notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2004	2003	2004	2003
	(in thousands, except per share data)
Revenues	$526,973	$450,767	$1,040,028	$893,938

Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	396,054	348,988	790,262	689,055
Selling, general and administrative	116,001	106,564	222,604	211,896
Depreciation and amortization	25,230	21,644	47,953	42,930
Settlement of litigation	—	395	—	(58,034)
Non-cash compensation (all of which is attributable to selling, general and administrative)	5,012	3,227	8,603	7,133
Restructuring, severance and impairment charges	833	653	5,204	7,326

Total costs and expenses	543,130	481,471	1,074,626	900,306

Loss from operations	(16,157)	(30,704)	(34,598)	(6,368)

Interest income, net	4,766	6,865	11,424	14,624

Other income (expense):
Gain on sale of subsidiary stock	9,418	—	9,418	—
Arbitration award	21,618	—	21,618	—
Equity in loss of affiliates	—	(1,615)	—	(3,811)
Investment and other income (expense), net	1,296	(3,834)	16,879	(5,003)

Income (loss) before minority interests and income taxes	20,941	(29,288)	24,741	(558)
Minority interests	402	517	(12,633)	(45,950)
(Provision for) benefit from income taxes	(2,927)	16,312	(7,658)	29,958

Net income (loss)	$18,416	$(12,459)	$4,450	$(16,550)

Earnings per share:
Net income (loss):
Basic	$0.22	$(0.16)	$0.05	$(0.21)
Diluted	$0.20	$(0.16)	$0.05	$(0.21)
Weighted-average number of shares used in calculation of earnings per share:
Basic	85,618	79,725	84,122	79,581

Diluted	92,012	79,725	90,000	79,581

See notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended January 31,
	2004	2003
	(In thousands)
Net cash provided by operating activities	$45,549	$8,282

Investing activities
Capital expenditures	(39,557)	(26,890)
Repayment (issuance) of notes receivable	15,320	(3,543)
Investments and acquisitions, net of cash acquired	(66,332)	(2,015)
Sales and maturities of marketable securities	1,084,415	1,108,079
Purchases of marketable securities	(1,027,939)	(1,319,608)

Net cash used in investing activities	(34,093)	(243,977)

Financing activities
Proceeds from exercise of stock options	48,291	4,799
Proceeds from exercise of stock options for Net2Phone	5,298	—
Proceeds from offering of common stock by Net2Phone	53,069	—
Cash restricted against letters of credit	(2,294)	—
Repayments of capital lease obligations	(16,190)	(13,408)
Distributions to minority shareholders of subsidiaries	(13,835)	(11,044)

Net cash provided by (used in) financing activities	74,339	(19,653)

Effect of exchange rate changes on cash and cash equivalents	3,644	1,894

Net increase (decrease) in cash and cash equivalents	89,439	(253,454)
Cash and cash equivalents, beginning of period	99,046	415,464

Cash and cash equivalents, end of period	$188,485	$162,010

Supplemental schedule of non-cash investing and financing activities
Purchases of property, plant and equipment through capital lease obligations	$547	$6,990

Issuance of Class B common stock for acquisitions	$5,355	$—

See notes to condensed consolidated financial statements.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation. Operating results for the three and six-month periods ended January 31, 2004 are not necessarily indicative of the results that may be expected for the year ending July 31, 2004. The balance sheet at July 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended July 31, 2003, as filed with the United States Securities and Exchange Commission.

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

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value based method of accounting provisions of SFAS No. 123 to stock-based employee compensation for the three and six months ended January 31, 2004 and 2003:

	Three Months Ended January 31,		Six Months Ended January 31,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income (loss), as reported	$18,416	$(12,459)	$4,450	$(16,550)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects and minority interests	372	266	642	1,579
Deduct: Total stock-based employee compensation expense determined under the fair value based method of accounting for all awards, net of related tax effects and minority interests	(6,946)	(7,514)	(13,943)	(14,856)

Pro forma net income (loss)	$11,842	$(19,707)	$(8,851)	$(29,827)

Earnings per share:
Basic—as reported	$0.22	$(0.16)	$0.05	$(0.21)

Basic—pro forma	$0.14	$(0.25)	$(0.10)	$(0.37)

Diluted—as reported	$0.20	$(0.16)	$0.05	$(0.21)

Diluted—pro forma	$0.13	$(0.25)	$(0.10)	$(0.37)

During the three months ended January 31, 2004, the Company granted 1.1 million restricted shares of IDT Class B common stock to officers and employees under its stock option and incentive plan. In general, one third of the restricted shares vest on or about the anniversary date of each of the three years following the year of grant. Total non-cash compensation expense relating to the amortization of the restricted shares was $1.5 million during the three and six months ended January 31, 2004. Deferred compensation totaled $21.2 million as of January 31, 2004.

Note 3—Investment in Net2Phone

On October 23, 2001, under the terms of the Second Amended and Restated Limited Liability Company Agreement of NTOP Holdings (the “LLC Agreement”), the Company was granted the right to appoint the entire board of managers (including one nominee of Liberty Media Corporation) of NTOP Holdings, whose sole asset consists of shares of Net2Phone representing a majority voting stake in Net2Phone. The board of managers directs the voting of all Net2Phone shares held by NTOP Holdings, thereby giving the Company effective control over the voting of the Net2Phone shares (but not their disposition, which requires consent of all members) held by NTOP Holdings. Accordingly, the Company consolidated Net2Phone effective October 23, 2001. The LLC Agreement also granted each owner of NTOP Holdings the unilateral right, effective January 1, 2004, to cause the immediate liquidation of NTOP Holdings. Accordingly, the Company’s ability to control the voting power of Net2Phone was to immediately terminate on January 1, 2004, the effective date of the liquidation rights. However, effective December 30, 2003, the members of NTOP Holdings, consisting of IDT and Liberty Media, entered into a right of first offer agreement and agreed to the postponement of the effective date of the liquidation rights to December 1, 2004. In addition, the right of first offer agreement granted each of the members of NTOP Holdings reciprocal rights of first offer with respect to their membership interests in NTOP Holdings on or after December 1, 2004. Accordingly, the Company will continue to consolidate Net2Phone’s results through December 1, 2004.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 25, 2003, Net2Phone issued additional shares through an underwritten common stock offering. The transaction, which was completed at $4.50 per share, included 10.5 million shares issued to the public, an additional 1.0 million shares purchased as part of an over allotment option exercised by the underwriters, and an aggregate of 2.5 million shares purchased by IDT and Liberty Media. Net2Phone received net proceeds of $58.7 million as a result of the offering (of which $5.6 million was paid by IDT). Net2Phone intends to use the net proceeds for general corporate purposes, capital expenditures, and working capital, including funding its cable telephony business.

As a result of this common stock offering, the Company’s ownership percentage in the equity of Net2Phone (both through NTOP Holdings and directly) decreased to approximately 18.9% as of November 25, 2003.

The Company has historically accounted for sales of stock of its subsidiaries in accordance with Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary, which permits the Company to record the change in the carrying value of its share in the equity of its subsidiaries as a gain or loss. Accordingly, in connection with this sale, the Company recognized a gain of $9.4 million in the second quarter of fiscal 2004.

As of January 31, 2004, NTOP Holdings held an aggregate of 28.9 million shares of Net2Phone’s Class A common stock, representing a majority voting stake in Net2Phone. In addition, as of January 31, 2004, the Company held 1.5 million shares of Net2Phone’s common stock directly. As of January 31, 2004 and 2003, IDT’s effective equity investment in Net2Phone (both through NTOP Holdings and directly) was approximately 19.1% and 18.8%, respectively. Accordingly, in the Company’s financial statements, during the three and six months ended January 31, 2004 and 2003, the Company reversed in minority interests the approximately 80.9% and 81.2%, respectively, of Net2Phone’s net income (loss) attributable to the remaining shareholders of Net2Phone.

Telecommunication services agreement with Net2Phone

On October 29, 2003, IDT entered into a binding memorandum of understanding with Net2Phone, which requires Net2Phone to issue 6.9 million shares of Net2Phone Class A common stock to IDT at the time the parties execute definitive telecommunications services and related agreements. Once issued, the shares will be held in escrow to secure IDT’s performance obligations under the telecommunications services agreement and will be released to IDT in equal annual installments over five years, with the first release scheduled for October 29, 2004. No definitive agreement has been executed as of January 31, 2004. The parties’ efforts to establish detailed terms and conditions continue and the parties continue to anticipate that a definitive agreement will be executed.

The memorandum of understanding memorializes IDT’s agreement to provide Net2Phone with local and inter-exchange network access, termination, origination and other related services, drawing on IDT’s resources as a licensed local, long distance and international telecommunications provider. IDT is a competitive local exchange carrier and an inter-exchange carrier and IDT’s network includes switching facilities in many U.S. cities and additional points of presence in various countries, allowing Net2Phone to co-locate its equipment and interconnect to IDT’s network at those points. IDT provides Net2Phone with these services at IDT’s incremental cost plus a five percent margin.

Note 4—Business Segment Information

The Company has six reportable business segments: Wholesale Telecommunications Services, Retail Telecommunications Services, IDT Solutions, Voice over IP (formerly known as Internet Telephony), IDT Entertainment, and IDT Media. The operating results of these business segments are distinguishable and are regularly reviewed by the Company’s chief operating decision maker.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective August 1, 2003, the Company created a new reportable business segment, IDT Entertainment, to report the results of its animation and entertainment-related businesses. Prior to fiscal 2004, results for IDT Entertainment were consolidated with the IDT Media segment results. To the extent possible, comparative historical results for IDT Entertainment have been reclassified from IDT Media to conform to the current business segment presentation, although these results may not be indicative of the results which would have been achieved had the revised business segment structure been in effect during those periods.

The Wholesale Telecommunications Services business segment consists of wholesale carrier services provided to other long distance carriers. The Retail Telecommunications Services business segment includes domestic and international prepaid, rechargeable and private label calling cards, and consumer phone services to individuals and businesses. The IDT Solutions business segment operates through Winstar Holdings, LLC as a competitive local exchange carrier (“CLEC”) using fixed wireless technology to provide local and long distance phone services, and high speed Internet and data communications solutions. The Voice over IP business segment reflects the results of Net2Phone, a provider of VoIP telephony products and services and of cable telephony services. The IDT Entertainment business segment is comprised of complementary operations and investments that enable the Company to acquire, develop, finance, produce and distribute animated and other entertainment content. The IDT Media business segment is principally responsible for the Company’s initiatives in radio broadcasting, brochure distribution and new video technologies.

The Company evaluates the performance of its business segments based primarily on operating income (loss). All overhead is allocated to the business segments, except for certain specific corporate costs, such as corporate management compensation, treasury and tax management costs, investor and public relations costs, corporate legal and governance costs, and certain insurance and facilities costs. Operating results presented for the business segments of the Company are as follows (in thousands):

	Wholesale Telecommunications Services	Retail Telecommunications Services	IDT Entertainment	IDT Solutions	Voice Over IP	IDT Media	Corporate	Total
Three Months Ended January 31, 2004
Revenues	$131,452	$329,073	$23,179	$19,418	$18,556	$5,295	$—	$526,973
Operating income (loss)	(3,993)	25,380	(1,058)	(15,375)	(8,638)	(1,635)	(10,838)	(16,157)
Non-cash compensation	262	1,049	139	74	2,155	173	1,160	5,012
Restructuring, severance and impairment charges	—	—	—	—	833	—	—	833
Three Months Ended January 31, 2003
Revenues	$95,571	$308,211	$251	$20,661	$21,143	$4,930	$—	$450,767
Operating income (loss)	(6,699)	20,950	(653)	(23,181)	(9,964)	(2,135)	(9,022)	(30,704)
Non-cash compensation	—	34	—	—	2,693	—	500	3,227
Restructuring, severance and impairment charges	—	—	—	—	703	(50)	—	653

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Wholesale Telecommunications Services	Retail Telecommunications Services	IDT Entertainment	IDT Solutions	Voice Over IP		IDT Media	Corporate	Total
Six Months Ended January 31, 2004
Revenues	$257,058	$658,424	$35,230	$40,718	$37,552		$11,046	$—	$1,040,028
Operating income (loss)	(8,066)	51,749	(1,765)	(35,472)	(16,249)		(2,976)	(21,819)	(34,598)
Non-cash compensation	262	1,119	139	74	3,996		173	2,840	8,603
Restructuring, severance and impairment charges	—	—	—	4,175	1,029		—	—	5,204
Six Months Ended January 31, 2003
Revenues	$179,021	$615,005	$395	$45,167	$43,772		$10,578	$—	$893,938
Operating income (loss)	(16,627)	44,299	(1,156)	(47,868)	35,502	(1)	(2,972)	(17,546)	(6,368)
Non-cash compensation	—	2,284	—	—	4,349		—	500	7,133
Restructuring, severance and impairment charges	1,450	—	—	—	5,876		—	—	7,326

(1)	Includes a gain of $58,034 on settlement of litigation.

Note 5—Earnings Per Share

The Company computes earnings per share under the provisions of SFAS No. 128, Earnings per Share, whereby basic earnings per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased to assume exercise of potentially dilutive stock options and contingently issuable shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. The following table is a reconciliation of the amounts used in computing earnings per share:

	Three Months Ended January 31,		Six Months Ended January 31,
	2004	2003	2004	2003
	(in thousands, except per share data)
Numerator:
Net income (loss)	$18,416	$(12,459)	$4,450	$(16,550)

Denominator:
Weighted-average number of shares used in calculation of earnings per share – basic	85,618	79,725	84,122	79,581
Effect of stock options	6,394	—	5,878	—

Weighted-average number of shares used in calculation of earnings per share – diluted	92,012	79,725	90,000	79,581

Earnings per share:
Basic	$0.22	$(0.16)	$0.05	$(0.21)

Diluted	$0.20	$(0.16)	$0.05	$(0.21)

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock options for 6.7 million and 6.4 million shares and contingently issuable shares of 0.5 million and 0.4 million shares for the three and six months ended January 31, 2003, respectively, were not included in the computation of diluted earnings per share because the Company reported net losses for these periods, and the impact of the assumed exercise of stock options and contingently issuable shares would have been anti-dilutive.

Note 6—Comprehensive Income (Loss)

The Company’s comprehensive income (loss) consists of the following (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2004	2003	2004	2003
Net income (loss)	$18,416	$(12,459)	$4,450	$(16,550)
Foreign currency translation adjustments	3,745	654	5,211	(248)
Unrealized gains (losses) in available-for-sale securities	13,059	(1,214)	14,919	526

Comprehensive income (loss)	$35,220	$(13,019)	$24,579	$(16,272)

Note 7—Settlement of Litigation

On March 19, 2002, Net2Phone and its ADIR Technologies, Inc. subsidiary filed suit in the United States District Court for the District of New Jersey against Cisco Systems, Inc. and a Cisco executive who had been a member of ADIR’s board of directors. The suit arose out of the relationships that had been created in connection with Cisco’s and Net2Phone’s original investments in ADIR and out of ADIR’s subsequent purchase of NetSpeak, Inc. in August 2001. In July 2002, Net2Phone and ADIR agreed to settle the suit and all related claims against Cisco and the Cisco executive in exchange for: (i) the transfer, during the first quarter of fiscal 2003, to Net2Phone of Cisco’s and Softbank Asia Infrastructure Fund’s respective 11.5% and 7.0% interests in ADIR, and (ii) the payment by Cisco, during such quarter, of $19.5 million to Net2Phone and ADIR. As a result of this settlement, Net2Phone recognized in the first quarter of fiscal 2003 a gain of $58.4 million, consisting of (i) a $38.9 million reduction in minority interests as a result of the transfer of the ADIR interests and (ii) the receipt of settlement proceeds of $19.5 million. During the second quarter of fiscal 2003, Net2Phone recorded $0.4 million in executive compensation directly related to the Cisco settlement.

Note 8—Liquidation of ADIR Technologies, Inc.

In September 2003, Net2Phone paid $0.5 million to acquire 1,750 shares of ADIR’s Series A-1 preferred stock that was held by a group of investment funds. The recorded value of the minority interests related to these 1,750 shares on the date of this transaction was $3.4 million. As a result, Net2Phone recorded non-cash other income of $2.9 million in the first quarter of fiscal 2004, representing the excess of the minority interests balance over the $0.5 million paid. With the acquisition of these preferred shares, Net2Phone owns all of the outstanding preferred stock of ADIR.

Also in September 2003, in consideration for general releases from certain current and former employees of Net2Phone, and the surrender by them of their shares of ADIR common stock, ADIR cancelled the promissory notes originally delivered by such employees. The principal amount of the notes and all accrued interest equaled the book value of the surrendered shares. Therefore, the notes and accrued interest receivable of $3.5 million were written off against minority interests in the first quarter of fiscal 2004. In addition, since all outstanding ADIR shares held by employees were redeemed, all remaining ADIR options were forfeited and all ADIR employees terminated, Net2Phone wrote-off $3.8 million in unamortized deferred compensation in the first

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarter of fiscal 2004. Following this transaction, Net2Phone is now the sole shareholder of ADIR. As a result, in addition to the aforementioned $2.9 million approximate non-cash gain from the acquisition of the remaining preferred shares during the first quarter of fiscal 2004, Net2Phone recorded additional non-cash other income of $9.3 million in the first quarter of fiscal 2004, representing the write-off of the unamortized deferred compensation and the reversal of the remaining minority interests balance after all minority shareholder interests have been satisfied.

The aggregate non-cash gain of $12.2 million is recorded in “investment and other income (expense)” in the accompanying condensed consolidated statements of operations for the six months ended January 31, 2004.

Note 9—Restructuring, Severance and Impairment Charges

During the three and six months ended January 31, 2004, the Company recorded restructuring, severance and impairment charges of $0.8 million and $5.2 million, respectively. During the three and six months ended January 31, 2003, the Company recorded restructuring, severance and impairment charges of $0.7 million and $7.3 million, respectively.

In the first quarter of fiscal 2004, the Company approved a restructuring plan aimed at reducing the operating losses of IDT Solutions. This restructuring plan is focused on reducing costs relating to IDT Solutions’ workforce, real estate network and network connectivity. In connection with the restructuring plan, IDT accrued $4.2 million in restructuring liabilities, which includes severance charges of $1.2 million, real estate network reduction charges of $1.8 million and network connectivity termination charges of $1.2 million. As of January 31, 2004, the remaining restructuring liability of $2.5 million is classified within accrued expenses on IDT’s balance sheet. The remaining restructuring liability is expected to be paid out in full by the end of fiscal 2004, at which time the present restructuring plan will be complete.

Note 10—Treasury Stock Exchanges

On April 25, 2003, the Company’s Board of Directors authorized that all then outstanding stock options exercisable for shares of the Company’s common stock (which were exercisable for an aggregate of 1.9 million shares) were amended to instead be exercisable for an equal number of shares of the Company’s Class B common stock. In addition, the Board also authorized that shares of Class B common stock held as treasury stock be allocated for issuance in connection with the above stock option amendments. As of January 31, 2004, 0.5 million shares of the Company’s Class B common stock held in treasury were issued in connection with the exercise of amended options described above.

In December 2003, through a series of transactions, the Company exchanged an aggregate of 1.1 million shares of its Class B common stock held in treasury for an equal number of its common stock, which was held by individual investors. In connection with this exchange, the Company recorded a $1.2 million reduction in the carrying value of its treasury stock, with the offset being a reduction in additional paid in capital.

Note 11—Acquisitions

Mainframe Entertainment

On December 1, 2003, the Company consummated the acquisition of a controlling interest in Mainframe Entertainment, Inc., a Canadian company, consisting of 43.8 million shares of common stock of Mainframe at an aggregate cash purchase price of $7.6 million. Mainframe is a creator of computer generated image animation for feature films, TV and direct-to-video products. In addition, the Company entered into an agreement to lend Mainframe up to C$4.2 million, the outstanding balance of which is convertible at the option of the Company

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

into fully paid shares of common stock of Mainframe. If the conversion right is not exercised by the Company, then the unpaid principal and interest will be payable in full no later than five years from the date of the first loan. As of January 31, 2004, no loans have been advanced to Mainframe under the loan agreement. The acquisition was accounted for under the purchase method of accounting, and accordingly, the net assets and results of operations of the acquired business was included in the consolidated financial statements from the date of acquisition.

Anchor Bay Entertainment

On December 11, 2003, IDT consummated the acquisition of the Anchor Bay Entertainment Group (“Anchor Bay”) for an aggregate cash purchase price of $57.5 million, plus transaction related costs that included the issuance of 62,091 shares of IDT’s Class B common stock with a fair market value of $1.2 million. Anchor Bay is an independent video label that licenses films and other programming for home entertainment distribution. The acquisition was accounted for under the purchase method of accounting, and accordingly, the net assets and results of operations of the acquired business was included in the consolidated financial statements from the date of acquisition. The preliminary purchase price allocation pending final valuation, after the determination of certain acquired balances is as follows (in thousands):

Trade accounts receivable, inventory and other currents assets	$26,461
Goodwill	19,997
Intangible assets and other assets	30,005
Trade accounts payable, accrued expenses and other current liabilities	(16,990)

Purchase price, net of cash acquired	$57,473

Note 12—Legal Proceedings and Contingencies

Legal proceedings in which the Company is involved are more fully described in the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended July 31, 2003. The following discussion is limited to material recent developments, if any, concerning the Company’s legal proceedings and should be read in conjunction with such earlier Annual Report. Unless otherwise indicated, all legal proceedings discussed in the Company’s earlier Annual Report remain outstanding.

With respect to the Company’s statement of claim filed with the American Arbitration Association naming Telefonica Internacional, S.A. as the Respondent, in connection with the Arbitrator’s award, the Company recorded the $21.6 million receipt of proceeds in “other income” during the second quarter of fiscal 2004.

With respect to the class action complaint served by former employees of Teligent, Inc. against the Company, through mediation, the parties reached a tentative settlement. The parties are currently working to obtain court approval of the settlement, and upon receiving court approval, the parties will move to procedurally settle the class action suit.

IDT Telecom

With respect to the complaint filed by Alfred West against the Company, on December 30, 2003, Judge Walls issued an order (the “Order”) granting the Company’s motion for summary judgment and denying the plaintiff’s motion for summary judgment on the Company’s counterclaims. However, on January 20, 2004, Judge Walls amended his Order and granted summary judgment to the plaintiff on the Company’s counterclaims. Both parties filed

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notices of Appeal concerning the Order. The plaintiff filed a Motion for Summary Reversal pursuant to Rule 27.4 of the Local Appellate Rules for the United States Court of Appeals for the Third Circuit. The Company requested that plaintiff withdraw his motion, which he refused to do. The Company filed its opposition to plaintiff’s motion on March 2, 2004.

With respect to the complaint filed by PT-1 Communications, Inc. against the Company, the parties exchanged expert reports and expert depositions concluded in January 2004. On or about February 12, 2004, the Company filed a motion for summary judgment, which PT-1 opposed. The trial is set to begin on March 23, 2004. In total, PT-1 is seeking approximately $45 million in damages. The parties are in the process of negotiating a settlement.

With respect to the Morris Amsel and the Ana Cardoso and Maria Calado matters (the “MDL Action”) against the Company, the parties are participating in court-supervised mediation on April 20, 2004. The Ramon Ruiz, Paul Zedeck and Solomon Bitton actions (collectively “Bitton”) were consolidated with the MDL action in late October 2003. As a result, a stipulation of discontinuance has been filed in the Ruiz state court action previously pending in New York and a stipulation of discontinuance has been filed in the Zedeck state court action previously pending in Florida. In addition, the Bitton plaintiff withdrew from the action.

With respect to the complaint filed by Aerotel, Ltd., Aerotel U.S.A., and Aerotel U.S.A., LLC against the Company on October 30, 2003, the Company filed its answer to the complaint. On December 29, 2003, the Court granted IDT’s motion to stay the litigation pending a reexamination of the asserted patent by the United States Patent and Trademark Office. The parties presently await the scheduling of a settlement conference before a magistrate judge.

With respect to the complaint served by Irene Kieves against the Company on or about November 10, 2003 the parties appeared before Magistrate Judge Schwartz on January 12, 2004 for oral argument on plaintiff’s motion to remand this matter to state court. Magistrate Judge Schwartz issued a report and recommendation to United States District Judge Hayden that plaintiff’s motion to remand be granted. On March 4, 2004, Judge Hayden issued an order adopting the report and recommendation of Magistrate Judge Schwartz recommending that this matter be remanded to the Superior Court of the State of New Jersey, Essex County.

On or about November 11, 2003, a third party complaint was filed against the Company in the United States District Court, District of Utah, by defendant/third party plaintiff, Americom, Inc. Americom, Inc. and Americom Communications had been named as defendants in the underlying lawsuit brought by Cygnus Telecommunications Technology in the United States District Court, Eastern District of California. The lawsuit alleges patent infringement related to callback technology. On January 16, 2004, the Company filed an answer to the third party complaint.

On January 30, 2004, Cygnus Telecommunications Technology, LLC filed suit against the Company in the Northern District of the United States District Court of California. The complaint alleges patent infringement related to call-back technology. The complaint has not yet been served upon the Company.

On February 25, 2004, Indi Mohan filed a complaint against the Company in the Supreme Court of the State of New York, County of New York. The plaintiff is seeking certification of a class of all persons in the United States who purchased the Company’s prepaid calling cards. Because IDT only recently received the complaint, the Company is still evaluating the potential impact and our approach to contesting the claims or attempts to certify the class.

Winstar

With respect to the adversary proceeding filed by Christine C. Shubert, as Chapter 7 Trustee of the Debtors’ Estate, the parties reached a tentative settlement of these matters and are in the process of preparing the appropriate settlement agreement.

With respect to the complaint filed by the Company against the BOMA defendants, on or about January 30, 2004, the defendants filed two joint motions to dismiss the complaint and three individual motions challenging jurisdiction or venue over specific parties in New Jersey. Plaintiffs filed opposition to the motions on March 10, 2004. At the Rule 16 scheduling conference on February 2, 2004, plaintiffs were authorized to move ahead and serve discovery demands. Defendants served their Rule 26(a)(1) Initial Disclosures to plaintiffs on March 10, 2004. However, plaintiffs agreed to extend defendant, TrizecHahn Newport, LLC’s time to serve its Rule 26(a)(1) Initial Disclosures until March 24, 2004.

14.1

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net2Phone

With respect to the action by Multi-Tech Systems, Inc., on February 3, 2004, the Court of Appeals for the Federal Circuit affirmed the decision of the District Court which previously entered a consent judgment dismissing the patent infringement claims asserted by Multi-Tech. On February 16, 2004, Multi-Tech filed a Petition for a Rehearing with the Court of Appeals.

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

Note 13—Subsequent Event

On February 10, 2004, the Company entered into an Agreement and Plan of Merger with Liberty Media and certain of its subsidiaries that held, in the aggregate, 1,117 shares of Class A common stock, 10,000 shares of Class B common stock and 2,500 shares of Series A preferred stock of IDT Investments, a subsidiary of IDT. Pursuant to the Agreement and Plan of Merger, the subsidiaries that held shares of capital stock of IDT Investments were merged with and into a wholly owned subsidiary of IDT. The merger consideration consisted of an aggregate of 2,753,676 shares of IDT’s Class B common stock, consisting of 861,135 newly issued shares and 1,892,541 shares which were delivered from treasury stock.

Also on February 10, 2004, the Company entered into an Exchange Agreement with a subsidiary of Liberty Media that held 750 shares of Series A preferred stock of IDT Telecom. Pursuant to the Exchange Agreement, the shares of Series A preferred stock of IDT Telecom were exchanged for 469,100 shares of IDT’s Class B Common Stock, all of which were delivered from treasury stock.

The mergers and the exchange were consummated on March 4, 2004.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the accompanying condensed consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K/A (Amendment No. 2) for the year ended July 31, 2003, as filed with the United States Securities and Exchange Commission.

As used below, unless the context otherwise requires, the terms “the Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and their subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the notes to the condensed consolidated financial statements, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. Such forward-looking statements include, among other things, our plans to develop and market new products and services, improve our financial performance, enter new customer and geographic markets, expand our consumer phone service, restructure the operations of IDT Solutions and develop our animation and entertainment businesses and the possible outcome of our litigation. Such forward-looking statements also include our expectations concerning factors affecting the markets for our products, such as changes in the U.S. and the international regulatory environment and the demand for telecommunication services. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed in this report. In addition to the factors specifically noted in the forward-looking statements, other important factors that could result in those differences include, but are not limited to, the fact that: each of our telecommunications business lines is highly sensitive to declining prices, which could adversely affect our revenues and margins; because our prepaid calling cards generate the bulk of our revenues, our financial results are substantially dependent upon success in that area; we may not be able to obtain sufficient or cost-effective termination capacity to particular destinations to keep up with our growth of minutes of use to such destinations; termination of our carrier agreements with foreign partners or our inability to enter into carrier agreements in the future could materially and adversely affect our ability to compete in foreign countries; our revenues and growth will suffer if our distributors and sales representatives, particularly Union Telecard, fail to effectively market and distribute our prepaid calling cards and other services; IDT Solutions has incurred significant losses since its inception and our continuing restructuring efforts may not be successful in making it profitable; we have incurred significant losses since inception, and may continue to do so; our entertainment operations are affected by external factors in the movie and television industry; our growth strategy depends in part, on acquiring and integrating complementary businesses and assets and expanding existing operations, which we may not be able to do; federal, state and international government taxation and regulations, including changes to UNE-P regulations, may reduce our ability to provide services; telecommunications regulations of other countries may restrict our operations; the infringement or duplication of our proprietary technology could increase competition and we could incur substantial costs in defending or pursuing any claims relating to proprietary rights; external factors in the motion picture and television industries and the other factors and risks set forth in our Annual Report on Form 10-K/A (Amendment No. 2) for fiscal 2003 and its other filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth herein and the other information set forth from time to time in our reports filed with the United States Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K/A (Amendment No. 2) for fiscal 2003.

Overview

General

We are a multinational telecommunications and entertainment company. Our primary telecommunications offerings are prepaid calling cards, wholesale carrier services and consumer and business local and long distance phone services. Our entertainment business is comprised of complementary operations and investments that enable us to acquire, develop, finance, produce and distribute animated and other entertainment content. We also operate various media-related businesses including brochure distribution and radio operations.

Outlook

We have derived, and we continue to derive, the majority of our revenues from IDT Telecom’s businesses, consisting primarily of our Retail Telecommunications Services segment, which markets prepaid calling cards and consumer phone services, and our Wholesale Telecommunications Services segment, which markets wholesale carrier services. These businesses have accounted for the bulk of our operating expenses as well (excluding restructuring, severance and impairment charges). In fiscal 2003, IDT Telecom’s revenues accounted for 89.3% of our total revenues, compared to 89.1% in fiscal 2002 and 97.9% in fiscal 2001. In the three months ended January 31, 2004, IDT Telecom accounted for 87.4% of our total revenues, compared to 89.6% in the three months ended January 31, 2003.

Throughout the remainder of fiscal 2004, we anticipate continued revenue growth in both our Retail Telecommunications Service segment, with the continued roll out of America Unlimited – our bundled local and long distance service plan, and the introduction of several new aggressively priced cards, and our Wholesale Telecommunications Services segment, with our increasing business with Tier 1 carriers. We believe that the Retail Telecommunications Services segment will continue to account for 70% to 80% of IDT Telecom’s total consolidated revenues for fiscal 2004.

The worldwide telecommunications industry has been characterized in recent years by intense price competition, which has resulted in a significant decline in both our average revenue-per-minute price and our average per-minute termination cost. Average revenue-per-minute represents the average revenue per minute we recognize on the minutes that we sell within our retail and wholesale segments (excluding minutes of use related to our consumer phone services business, which are not carried through our own network). Our average termination cost per minute represents our average direct cost of revenues per minute that we buy in order to terminate calls related to our retail and wholesale segments (excluding minutes of use related to our consumer phone service business, which are not carried through our network). The lower price environment has led some of our competitors to de-emphasize their retail services and/or wholesale carrier operations in order to focus on higher margin telecommunications businesses. In addition, many of our competitors in both of these market segments have ceased operations altogether. This has helped us gain some market share, particularly in the retail calling card business. However, in both the retail services and wholesale carrier businesses, our remaining competitors, although fewer in number, have continued to aggressively price their services. This has led to continued erosion in pricing power, both in our retail and wholesale markets, and we have generally had to pass along our per-minute cost savings to our customers, in the form of lower prices. Therefore, although IDT Telecom’s minutes of use have been increasing substantially, IDT Telecom’s revenues have increased at a much slower rate. Although we do not anticipate that our average revenue- per-minute will continue to drop at the same rate as in fiscal 2003, we do expect to see some further price declines throughout fiscal 2004, as the markets in which we compete have generally remained competitive.

With the acquisition of Anchor Bay Entertainment Group (“Anchor Bay”) and Mainframe Entertainment in December 2003, IDT Entertainment reported substantial revenue growth over the first quarter of fiscal 2004. We expect to report continued revenue growth in the third quarter of fiscal 2004, as the results of these two acquisitions will be consolidated with our results for the entire quarter. Nevertheless, we anticipate that both IDT Entertainment and IDT Media will continue to incur significant costs related to their respective existing and other new businesses.

Since our acquisition of the Winstar assets in December 2001, the IDT Solutions segment has incurred significant operating losses. We have undertaken significant cost saving measures and restructured IDT Solutions’ operations, by downsizing the Winstar network and significantly reducing its number of employees. We are continuing to pursue aggressive cost cutting measures, and we are also looking to capitalize on the Winstar network and expertise to exploit new high-margin revenue opportunities, including managing roof rights for property owners, acquiring cell tower operations, using the Winstar network to deploy Wi-Fi and Wi-Max service, and providing backhaul services (communication channels that take traffic beyond its destination and back) to cellular phone companies and wireless Internet service providers. As such we continue to evaluate and assess IDT Solutions business needs including what additional funds and capital expenditures are required and new strategic business areas to pursue. Even if we were to enter into one or more new revenue growth opportunities, such ventures would most likely require additional capital expenditures and would not immediately contribute to gross profit and net income and may never do so.

Our Voice over IP segment (formerly referred to as our Internet Telephony segment), consisting of Net2Phone, has recently begun offering cable operators a solution through which they can offer their cable subscribers residential phone services. Net2Phone expects their cable telephony business to represent an increasing portion of their revenue in future years. In addition, Net2Phone expects to incur significant costs and capital expenditures to fund the expected growth of this business.

Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Preparing condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1 to the July 31, 2003 consolidated financial statements included in our Form 10-K/A (Amendment No. 2). Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies for us include revenue recognition, allowance for doubtful accounts, goodwill, and valuation of long-lived and intangible assets. For additional discussion of our critical accounting policies, see our Management’s Discussion & Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A (Amendment No. 2) for fiscal 2003.

Three Months Ended January 31, 2004 Compared to Three Months Ended January 31, 2003

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, certain income and expense items are properly not reflected in the operating business segments discussions, but are only reflected in our Consolidated discussion.

Effective August 1, 2003, we created a new reportable business segment, IDT Entertainment, to report the results of our animation and entertainment-related businesses. Prior to fiscal 2004, results of IDT Entertainment were consolidated with the IDT Media segment results. To the extent possible, comparative historical results for IDT Entertainment have been reclassified from IDT Media to conform to the current business segment presentation, although these results may not be indicative of the results that would have been achieved had the revised business segment structure been in effect during those periods.

Consolidated

Revenues. Our revenues increased 16.9%, from $450.8 million in the three months ended January 31, 2003 to $527.0 million in the three months ended January 31, 2004. The increase in our consolidated revenues is mainly attributable to a 14.0% increase in IDT Telecom revenues, as well as the revenues from acquisitions made by IDT Entertainment in December 2003. The growth in IDT Telecom revenues primarily resulted from a 22.5% growth in minutes of use (excluding minutes related to our consumer phone services business, which are not carried through our own network), from 4.0 billion in the three months ended January 31, 2003 to 4.9 billion in the three months ended January 31, 2004, which was partially offset by lower average revenues per-minute.

Direct Cost of Revenues. Direct cost of revenues increased 13.5%, from $349.0 million in the three months ended January 31, 2003 to $396.1 million in the three months ended January 31, 2004. The increase is due primarily to the growth in our telecommunications minutes of use and the acquisitions made by IDT Entertainment in December 2003. As a percentage of total revenues, direct costs decreased from 77.4% in the three months ended January 31, 2003 to 75.2% in the three months ended January 31, 2004. This decrease in direct costs as a percentage of total revenues is mostly due to a decline in average cost-per-minute at IDT Telecom, a significant improvement in IDT Solutions’ gross margins, and as a result of the Anchor Bay acquisition.

Selling, General and Administrative. Selling, general and administrative expenses increased 8.8%, from $106.6 million in the three months ended January 31, 2003 to $116.0 million in the three months ended January 31, 2004. This increase is primarily due to an increase in costs to support the expanded operations of IDT Entertainment and due to higher advertising costs incurred with the continuing roll out of America Unlimited, our bundled local and long distance service plan, and was offset by an overall reduction in selling, general and administrative expenses at our IDT Solutions and Voice over IP segments. As a percentage of total revenues, selling, general and administrative expenses decreased from 23.6% in the three months ended January 31, 2003 to 22.0% in the three months ended January 31, 2004, as revenues grew at a faster rate than did selling, general and administrative expenses.

Depreciation and Amortization. Depreciation and amortization expense increased 16.7%, from $21.6 million in the three months ended January 31, 2003 to $25.2 million in the three months ended January 31, 2004. The increase is primarily due to our higher fixed asset base during the three months ended January 31, 2004, reflecting the expansion of our telecommunications network infrastructure and facilities. As a percentage of revenues, depreciation and amortization expense were flat at 4.8% for both the three months ended January 31, 2004 and 2003.

Non-cash compensation. Non-cash compensation charges were $3.2 million in the three months ended January 31, 2003 compared to $5.0 million in the three months ended January 31, 2004. Refer to the respective segment sections for a discussion on non-cash compensation charges.

Restructuring, Severance, and Impairment Charges. Restructuring, severance, and impairment charges were $0.7 million in the three months ended January 31, 2003 compared to $0.8 million in the three months ended January 31, 2004. Refer to the respective section of the Voice over IP segment for a full discussion on restructuring, severance, and impairment charges.

Loss from Operations. Our loss from operations was $30.7 million in the three months ended January 31, 2003 compared to a loss from operations of $16.2 million in the three months ended January 31, 2004. The significant improvement is primarily due to IDT Telecom’s increased revenues and operating income along with lower operating losses at Voice over IP and IDT Solutions.

Interest. Net interest income was $6.9 million in the three months ended January 31, 2003, compared to net interest income of $4.8 million in the three months ended January 31, 2004. The decrease is due primarily to lower average cash, cash equivalents and marketable securities balances in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003.

Other Income (Expense). Other income (expense) amounted to an expense of $5.4 million in the three months ended January 31, 2003, compared to income of $32.3 million in the three months ended January 31, 2004. Included in other income in the three months ended January 31, 2004 was a $9.4 million gain on the sale of subsidiary stock as a result of Net2Phone’s common stock offering, a $21.6 million gain in connection with receipt of proceeds from the Telefonica award (refer to “Part II. Item 1. Legal Proceedings” for a discussion of the Telefonica award), a $2.7 million reversal of previously recorded charges related to an obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T, and net losses from other investments totaling $1.4 million.

Included in other expense in the three months ended January 31, 2003 were losses of $1.6 million associated with recording our pro-rata share of an affiliate’s losses, through the equity method of accounting, a charge of $2.1 million related to an obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T, and net losses from other investments totaling $1.7 million.

Minority Interests. Minority interests were $0.5 million for the three months ended January 31, 2003 compared to $0.4 million for the three months ended January 31, 2004.

Income Taxes. We recorded an income tax benefit of $16.3 million in the three months ended January 31, 2003, compared to income tax expense of $2.9 million in the three months ended January 31, 2004.

Net Income (Loss). Our consolidated net loss was $12.5 million in the three months ended January 31, 2003 compared to consolidated net income of $18.4 million in the three months ended January 31, 2004. The recording of a net loss in three months ended January 31, 2003 compared to net income in the three months ended January 31, 2004, was a result of the combined factors for each of the segments discussed below, as well as those items detailed above.

IDT Telecom—Retail Telecommunications Services and Wholesale Telecommunications Services Segments

Revenues. IDT Telecom revenues increased 14.0%, from $403.8 million in the three months ended January 31, 2003 to $460.5 million in the three months ended January 31, 2004. Revenues increased primarily as a result of a 22.5% growth in minutes of use (excluding minutes related to our consumer phone services business, which are not carried through our own network) from 4.0 billion in the three months ended January 31, 2003 to 4.9 billion in the three months ended January 31, 2004. IDT Telecom experienced growth in minutes of use in both its Retail Telecommunications Services and Wholesale Telecommunications Services segments, in both the U.S. and international operations. Minutes of use grew at a faster rate than did revenues, reflecting a 7.3% decline in average revenue-per-minute, from $0.0897 during the three months ended January 31, 2003 to $0.0832 during the three months ended January 31, 2004. The decrease in average revenue-per-minute is due to a number of factors, including continued competition in both retail and wholesale markets, and the introduction of new, aggressively priced calling cards.

Revenues from the Retail Telecommunications Services segment increased $20.9 million, or 6.8%, from $308.2 million in the three months ended January 31, 2003 to $329.1 million in the three months ended January 31, 2004. This growth was largely the result of a $16.4 million increase in sales of calling cards and a $4.6 million increase in consumer phone services revenues. As a percentage of IDT Telecom’s overall revenue, Retail Telecommunications Services revenues decreased from 76.3% in the three months ended January 31, 2003 to 71.5% in the three months ended January 31, 2004, as revenues from our Wholesale Telecommunications Services segment grew at a faster rate than did our retail business revenues. Calling card sales increased 6.1%, from $268.6 million in the three months ended January 31, 2003 to $285.0 million in the three months ended January 31, 2004, as a result of the introduction of several new calling cards in newer geographic markets. A new card is generally introduced with attractive low per-minute pricing, which is gradually increased as the card gains acceptance and builds market share. The increase in new calling card introductions was part of IDT’s plan to aggressively seek market share in both its traditional Northeast U.S.

markets, as well as in several other key areas, such as California, Florida and Texas. In addition, the growth in our calling card revenues resulted from the expansion of our distribution network beyond our traditional Northeastern U.S. territory, as well as the continued growth of European operations, both in our U.K. market as well as in other markets such as France, Italy and Scandinavia, and in our South American and Asian operations. Looking ahead, we plan to continue our expansion into newer markets in both the U.S. and international. In the U.S., we will focus on the West and Southwest, including California, Texas, Arizona, Colorado, Nevada, Utah and New Mexico.

Calling card sales as a percentage of Retail Telecommunications Services revenues decreased from 87.2% in the three months ended January 31, 2003 to 86.6% in the three months ended January 31, 2004, as revenues from consumer phone services grew at a faster rate than did revenues from calling card sales. Revenues from consumer phone services, in which we act as a switchless reseller of another company’s network, increased 11.7%, from $39.2 million in the three months ended January 31, 2003 to $43.8 million in the three months ended January 31, 2004. The consumer phone services revenue increase is due to the September 2003 launch of America Unlimited, our residential bundled phone service including unlimited local, regional and long distance calling within the U.S., for a fixed monthly fee. We now offer the service in a total of eleven states, having recently launched service in Florida. In the three months ended January 31, 2004, we had an average of approximately 599 thousand consumer phone services customers, basically unchanged from the year-ago comparative period. Beginning in early fiscal 2004, we significantly increased the marketing and advertising expenditures of our consumer phone services business, in an attempt to accelerate the growth of our customer base. These expenditures, while reducing consumer phone services operating profits in the near term, are expected to lead to a rise in the number of active customers, revenues and profits over the longer term.

Wholesale Telecommunications Services revenues increased $35.9 million or 37.6%, from $95.6 million in the three months ended January 31, 2003 to $131.5 million in the three months ended January 31, 2004. As a percentage of IDT Telecom’s total revenues, Wholesale Telecommunications Services revenues increased from 23.7% in the three months ended January 31, 2003 to 28.6% in the three months ended January 31, 2004. The increase in revenues occurred as a result of an increase in wholesale carrier minutes, despite a significant decline in the average revenue-per-minute. In recent years, our wholesale carrier business has curtailed or ceased completely its sales to financially unstable carriers. During the three months ended January 31, 2004, we continued to grow our Wholesale Telecommunication Services revenues through the addition of new customers and by increasing sales to its larger, more financially stable customers.

Direct Cost of Revenues. Direct cost of revenues increased 12.9%, from $313.8 million in the three months ended January 31, 2003 to $354.3 million in the three months ended January 31, 2004, due to the higher revenue and minutes base. As a percentage of IDT Telecom’s total revenues, direct costs decreased from 77.7% in the three months ended January 31, 2003, to 76.9% in the three months ended January 31, 2004. The decrease in direct costs as a percentage of total revenues occurred despite our average revenues-per-minute price declining at a faster rate than our per minute costs of terminating traffic. Our average termination cost-per-minute declined 7.0% to $0.0706 in the three months ended January 31, 2004, from $0.0759 in the three months ended January 31, 2003.

Direct cost of revenues for Retail Telecommunications Services increased $8.3 million or 3.6%, from $229.4 million in the three months ended January 31, 2003 to $237.7 million in the three months ended January 31, 2004. This total cost increase reflects a $2.9 million increase in direct costs for calling cards and a $5.3 million increase in direct costs for consumer phone services. As a percentage of Retail Telecommunications Services revenues, direct costs decreased from 74.4% in the three months ended January 31, 2003 to 72.2% in the three months ended January 31, 2004, as we focused on margin improvement by raising prices on certain calling card terminations.

Direct cost of revenues for consumer phone services increased 32.3%, from $16.4 million in the three months ended January 31, 2003 to $21.7 million in the three months ended January 31, 2004. The increase is due to the significant growth in revenues. As a percentage of consumer phone services revenues, direct costs increased from 41.8% in the three months ended January 31, 2003, to 49.5% in the three months ended January 31, 2004, reflection the significant shift in our consumer phone services customer base towards our lower margin America Unlimited Bundled Product.

Direct cost of revenues for Wholesale Telecommunications Services increased 38.3%, from $84.4 million in the three months ended January 31, 2003 to $116.7 million in the three months ended January 31, 2004. The increase in absolute dollars is due to the growth in wholesale carrier minutes. As a percentage of Wholesale Telecommunications Services revenues, direct costs increased from 88.3% in the three months ended January 31, 2003 to 88.8% in the three months ended January 31, 2004. This increase occurred as a result of our per minute costs for terminating traffic increasing at a faster rate than did our average revenue-per-minute.

Selling, General and Administrative. Selling, general and administrative expenses increased 10.3%, from $60.9 million in the three months ended January 31, 2003 to $67.2 million in the three months ended January 31, 2004. The increase is due to several factors, including increased sales and marketing efforts for our Retail Telecommunications Services segment, as well as increased salaries, facilities costs and professional fees related to the expansion of our infrastructure and bases of operation to facilitate our current and anticipated future sales growth. In addition, we incurred significantly higher advertising expenses as a result of our continued roll-out of the America Unlimited Bundled Product. As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses decreased from 15.1% in the three months ended January 31, 2003, to 14.6% in the three months ended January 31, 2004, as revenues grew at a faster rate than did our selling, general and administrative expenses.

Depreciation and Amortization. Depreciation and amortization expense increased 10.1%, from $14.8 million in the three months ended January 31, 2003 to $16.3 million in the three months ended January 31, 2004, as a result of a higher fixed asset base. As a percentage of IDT Telecom’s total revenues, depreciation and amortization expense decreased from 3.7% in the three months ended January 31, 2003 to 3.5% in the three months ended January 31, 2004, as revenues grew at faster rate than did depreciation and amortization.

Non-cash Compensation. We recorded non-cash compensation of $1.3 million in the three months ended January 31, 2004, primarily related to the amortization of deferred compensation from restricted stock grants, modification of stock option agreements of certain terminated employees and stock options granted to outside consultants for past services. No such charges were recorded during the three months ended January 31, 2003.

Income from Operations. IDT Telecom’s income from operations was $14.3 million in the three months ended January 31, 2003, compared to income from operations of $21.4 million in the three months ended January 31, 2004. The increase in income from operations resulted primarily from the revenue and gross profit growth in both the Retail Telecommunications Services and Wholesale Telecommunications Services segments.

IDT Entertainment Segment

On December 1, 2003, we consummated the acquisition of a controlling interest in Mainframe Entertainment, a Canadian company, consisting of 43.8 million shares of common stock of Mainframe at an aggregate cash purchase price of $7.6 million. Mainframe is a creator of computer generated image animation for feature films, TV and direct-to-video products. On December 11, 2003, we consummated the acquisition of Anchor Bay for an aggregate cash purchase of $57.5 million, net of cash acquired, plus transaction related costs. Anchor Bay is an independent video label that licenses films and other programming for home entertainment distribution. Mainframe and Anchor Bay are included in our results of operations from their respective dates of acquisition.

Revenues. Revenues were $0.3 million in the three months ended January 31, 2003, compared to $23.2 million in the three months ended January 31, 2004. The increase in revenues is primarily due to the consolidation of Film Roman, which represented $7.0 million of the increase, Mainframe, which represented $1.0 million of the increase and Anchor Bay, which represented $14.0 million of the increase. We anticipate that revenues will increase in the third quarter of fiscal 2004, as Mainframe and Anchor Bay, which were acquired in December 2003, will be consolidated for an entire quarter.

Direct Cost of Revenues. Direct cost of revenues increased from nil in the three months ended January 31, 2003 to $16.0 million in the three months ended January 31, 2004. As a percentage of IDT Entertainment’s revenues, direct cost of revenues was 69.0% in the three months ended January 31, 2004. The increase is primarily due to the consolidation of Film Roman, which represented $5.9 million of the increase, Mainframe, which represented $1.4 million of the increase and Anchor Bay, which represented $7.5 million of the increase. Direct cost of revenues consist primarily of production labor costs in the case of Film Roman and Mainframe, and direct product costs in the case of Anchor Bay, including postage, shipping and royalty expenses.

Selling, General and Administrative. Selling, general and administrative expenses increased from $0.9 million in the three months ended January 31, 2003 to $6.7 million in the three months ended January 31, 2004. As a percentage of IDT Entertainment’s revenues, selling, general and administrative expenses were 28.9% in the three months ended January 31, 2004. The increase in selling, general, and administrative expenses is primarily due to the consolidation of Film Roman, Mainframe and Anchor Bay, and relates primarily to compensation costs and advertising and promotional expenditures.

Depreciation and Amortization. Depreciation and amortization expense was nil in the three months ended January 31, 2003, compared to $1.4 million in the three months ended January 31, 2004. As a percentage of IDT Entertainment’s revenues, depreciation and amortization expense was 6.0% in the three months ended January 31, 2004. The increase is primarily due to the consolidation of Film Roman, Mainframe and Anchor Bay.

Non-cash Compensation. Non-cash compensation charges were $0.1 million in the three months ended January 31, 2004, and related to the amortization of deferred compensation from restricted stock grants. No such charges were recorded during the three months ended January 31, 2003.

Loss from Operations. Loss from operations in the three months ended January 31, 2003 was $0.7 million compared to a loss from operations of $1.1 million in the three months ended January 31, 2004.

IDT Solutions Segment

Revenues. Revenues decreased 6.3%, from $20.7 million in the three months ended January 31, 2003 to $19.4 million in the three months ended January 31, 2004. Since the acquisition of the Winstar assets in December 2001, we have significantly restructured and downsized the acquired business, including the discontinuation of certain product lines and the exiting from certain geographic locations. We are currently considering various opportunities to capitalize on the Winstar network and expertise to exploit new high-margin revenue opportunities.

Direct Cost of Revenues. Direct cost of revenues consists primarily of two components, connectivity for the network backbone and lease payments for the network of provision-ready buildings. Direct cost of revenues decreased 35.4%, from $24.3 million in the three months ended January 31, 2003 to $15.7 million in the three months ended January 31, 2004. As a percentage of IDT Solutions’ revenues, direct costs decreased from 117.4% in the three months ended January 31, 2003 to 80.9% in the three months ended January 31, 2004. The decrease in direct cost of revenues is due to the restructuring and downsizing efforts undertaken since the acquisition of the Winstar assets, including exiting from more than 700 unprofitable buildings that were connected to the Winstar network.

Selling, General and Administrative. Selling, general and administrative expenses decreased 3.8%, from $15.7 million in the three months ended January 31, 2003 to $15.1 million in the three months ended January 31, 2004. The decrease is primarily due to reduced compensation and benefit costs.

Since the acquisition of the Winstar assets in December 2001, the number of employees of Winstar has been reduced from approximately 750 to approximately 375 as of January 31, 2004. As a percentage of IDT Solutions revenues, selling, general and administrative expenses increased from 75.8% in the three months ended January 31, 2003 to 77.8% in the three months ended January 31, 2004, as revenues decreased at a faster rate than did selling, general and administrative expenses.

Depreciation and Amortization. Depreciation and amortization expense was $3.8 million in the three months ended January 31, 2003 compared to $3.9 million in the three months ended January 31, 2004. As a percentage of IDT Solutions revenues, depreciation and amortization increased from 18.4% in the three months ended January 31, 2003 to 20.1% in the three months ended January 31, 2004, as revenues decreased at a faster rate than did depreciation and amortization.

Non-cash Compensation. Non-cash compensation charges were $0.1 million in the three months ended January 31, 2004, and related to the amortization of deferred compensation from restricted stock grants. No such charges were recorded during the three months ended January 31, 2003.

Loss from Operations. Loss from operations in the three months ended January 31, 2003 was $23.2 million compared to $15.4 million in the three months ended January 31, 2004. The decrease in loss from operations is due to the significant reduction in direct cost of revenue and in selling, general and administrative expenses as discussed above, offset by a reduction in overall revenues.

Voice over IP Segment

Revenues. Net2Phone’s revenues are primarily derived from per-minute charges billed to its customers on a prepaid basis and from the sale of VoIP equipment and services to resellers and other carriers. Revenues decreased 11.8%, from $21.1 million in the three months ended January 31, 2003 to $18.6 million in the three months ended January 31, 2004. This decrease in revenues was primarily driven by a significant reduction in Net2Phone’s sales of disposable calling cards. During the second quarter of fiscal 2004, Net2Phone exited its disposable calling card business and is now focused on more strategic, higher margin services, such as enterprise solutions, rechargeable calling card and prefix dialing services, and cable telephony services.

Direct Cost of Revenues. Net2Phone’s direct cost of revenues consists primarily of network costs associated with carrying its customer traffic on its network and routing the calls through a local telephone company to reach their final destination. It also includes the cost of purchasing, storing and shipping VoIP devices. Total direct cost of revenues decreased 3.8%, from $10.4 million in the three months ended January 31, 2003 to $10.0 million in the three months ended January 31, 2004. As a percentage of total Voice over IP revenues, total direct costs increased from 49.3% in the three months ended January 31, 2003 to 53.8% in the three months ended January 31, 2004. While the decrease in direct costs in absolute terms is primarily due to the lower revenue base, Net2Phone has also realized cost reductions from a more efficiently structured and utilized network and from more aggressively priced termination contracts. Net2Phone’s decision to exit the disposable calling card business during the second quarter of fiscal 2004 has allowed Net2Phone to reduce higher direct costs associated with this service and to pursue other, more profitable service offerings.

Selling, General and Administrative. Selling, general and administrative expenses consists of salaries and benefits, insurance, legal, rent, utilities and other services, expenses associated with acquiring customers, including commissions paid to Net2Phone’s sales force, advertising costs, travel, referral fees and amounts paid in connection with revenue-sharing arrangements. Selling, general and administrative expenses decreased 20.5%, from $14.6 million in the three months ended January 31, 2003 to $11.6 million in the three months ended January 31, 2004. As a percentage of total Voice over IP revenues, selling, general and administrative expenses decreased from 69.2% in the three months ended January 31, 2003 to 62.4% in the three months ended January 31, 2004. The decrease is due primarily to cost management initiatives and elimination of certain expenses as a result of the restructuring of Net2Phone’s operations, including an overall reduction in employee headcount. Net2Phone expects to incur significant selling, general and administrative expenses related to anticipated future growth of its cable telephony business.

Depreciation and Amortization. Depreciation and amortization expense increased 12.5%, from $2.4 million in the three months ended January 31, 2003 to $2.7 million in the three months ended January 31, 2004. This increase is primarily due to accelerated depreciation on certain capitalized software. As a percentage of total Voice over IP revenues, depreciation and amortization expense increased from 11.4% in the three months ended January 31, 2003 to 14.5% in the three months ended January 31, 2004. The increase as a percentage of revenues is due to the higher depreciation and amortization costs and the lower revenue base, as described above.

Non-cash Compensation. Non-cash compensation was $2.7 million in the three months ended January 31, 2003 compared to $2.2 million in the three months ended January 31, 2004. For the three months ended January 31, 2004 and 2003, Net2Phone recorded a charge of $1.9 million and $1.0 million, respectively, relating to repriced employee stock options, which are subject to variable accounting treatment and therefore must be marked-to-market each quarter. For the three months ended January 31, 2003, Net2Phone recorded a charge of $1.3 million for the amortization of the discount of ADIR shares sold to Net2Phone and ADIR employees in fiscal 2001, which was eliminated through the winding down of Net2Phone’s ADIR subsidiary in the first quarter of fiscal 2004.

Restructuring, Severance and Impairment Charges. Restructuring, severance and impairment charges were $0.8 million in the three months ended January 31, 2004 compared to $0.7 million in the three months ended January 31, 2003. For the three months ended January 31, 2004, the charges related primarily to Net2Phone’s exit from the disposable calling card business during the second quarter of fiscal 2004. For the three months ended January 31, 2003, the charges related primarily to Net2Phone’s previously announced separation agreements, exit costs and impairment charges.

Loss from Operations. Net2Phone’s loss from operations was $10.0 million in the three months ended January 31, 2003 compared to a loss from operations of $8.6 million in the three months ended January 31, 2004, primarily as a result of lower selling, general and administrative expenses, as discussed above.

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

Selling, General and Administrative. We recorded $8.2 million in general and administrative expenses in the three months ended January 31, 2003, compared to $9.3 million recorded in the three months ended January 31, 2004. The increase is due largely to increased costs of litigation against Telefonica and Terra Networks, S.A (Refer to “Part II. Item 1. Legal Proceedings” for a discussion of the Telefonica award). As a percentage of our total consolidated revenues, general and administrative expenses decreased from 1.8% in the three months ended January 31, 2003 to 1.7% in the three months ended January 31, 2004.

Depreciation and Amortization. Depreciation expense increased from $0.3 million in the three months ended January 31, 2003 to $0.4 million in the three months ended January 31, 2004.

Non-cash Compensation. Non-cash compensation of $1.2 million was recorded in the three months ended January 31, 2004, compared to $0.5 million during the three months ended January 31, 2003, primarily related to the amortization of deferred compensation from restricted stock grants, and restricted stock and stock options granted to outside consultants for past services rendered.

Loss from Operations. Loss from operations was $9.0 million in the three months ended January 31, 2003, compared to $10.8 million in the three months ended January 31, 2004, as a result of the higher selling, general and administrative expenses and non-cash compensation noted above.

Six Months Ended January 31, 2004 Compared to Six Months Ended January 31, 2003

Results of Operations

Consolidated

Revenues. Our revenues increased 16.3%, from $893.9 million in the six months ended January 31, 2003 to $1,040.0 million in the six months ended January 31, 2004. The increase in our consolidated revenues is mainly attributable to a 15.3% increase in IDT Telecom revenues as well as the revenues from acquisitions made by IDT Entertainment in December 2003. The growth in IDT Telecom revenues primarily resulted from a 24.4% growth in minutes of use (excluding minutes related to our consumer phone services business, which are not carried through our own network), from 7.8 billion in the six months ended January 31, 2003 to 9.7 billion in the six months ended January 31, 2004, which was partially offset by lower average revenues per-minute.

Direct Cost of Revenues. Direct cost of revenues increased 14.7%, from $689.1 million in the six months ended January 31, 2003 to $790.3 million in the six months ended January 31, 2004. The increase is due primarily to the growth in our telecommunications minutes of use and the acquisitions made by IDT entertainment in December 2003. As a percentage of total revenues, direct costs decreased from 77.1% in the six months ended January 31, 2003 to 76.0% in the six months ended January 31, 2004. This decrease in direct costs as a percentage of total revenues is due mostly to a decline in average cost-per-minute at IDT Telecom and a significant improvement in IDT Solutions’ gross margins.

Selling, General and Administrative. Selling, general and administrative expenses increased 5.1%, from $211.9 million in the six months ended January 31, 2003 to $222.6 million in the six months ended January 31, 2004. This increase is primarily due to an increase in costs to support the expanded operations of IDT Entertainment and due to higher advertising costs incurred with the continuing roll out of America Unlimited, our bundled local and long distance service plan, and was offset by an overall reduction in selling, general and administrative expenses at our IDT Solutions and Voice over IP segments. As a percentage of total revenues, selling, general and administrative expenses decreased from 23.7% in the six months ended January 31, 2003 to 21.4% in the six months ended January 31, 2004, as revenues grew at a faster rate than did selling, general and administrative expenses.

Depreciation and Amortization. Depreciation and amortization expense increased 11.9%, from $42.9 million in the six months ended January 31, 2003 to $48.0 million in the six months ended January 31, 2004. The increase is primarily due to our higher fixed asset base during the six months ended January 31, 2004, reflecting the expansion of our telecommunications network infrastructure and facilities. As a percentage of revenues, depreciation and amortization expense decreased from 4.8% in the six months ended January 31, 2003 to 4.6% in the six months ended January 31, 2004, as revenues grew at a faster rate than did depreciation and amortization.

Settlement of Litigation. Refer to the respective section of the Voice over IP segment for a full discussion on the $58.0 million settlement by Net2Phone of litigation during the six months ended January 31, 2003.

Non-cash Compensation. Non-cash compensation charges were $7.1 million in the six months ended January 31, 2003 compared to $8.6 million in the six months ended January 31, 2004. Refer to the respective segment sections for a discussion on non-cash compensation charges.

Restructuring, Severance, and Impairment Charges. Restructuring, severance, and impairment charges were $7.3 million in the six months ended January 31, 2003 compared to $5.2 million in the six months ended January 31, 2004. Refer to the respective sections of the Voice over IP, IDT Solutions and IDT Telecom segments for a full discussion on restructuring, severance, and impairment charges.

Loss from Operations. Our loss from operations was $6.4 million in the six months ended January 31, 2003 compared to a loss from operations of $34.6 million in the six months ended January 31, 2004. The increase in loss from operations is primarily due to the absence of the $58.0 million gain on settlement by Net2Phone of litigation, recorded in the six months ended January 31, 2003. Absent this gain during the six months ended January 31, 2003, we reported increased revenues and operating income at IDT Telecom and lower operating losses at Voice over IP and IDT Solutions.

Interest. Net interest income was $14.6 million in the six months ended January 31, 2003, compared to net interest income of $11.4 million in the six months ended January 31, 2004. The decrease is due primarily to lower average market interest rates in fiscal 2004 compared to fiscal 2003 and to a decrease in our interest bearing cash and marketable securities portfolio.

Other Income (Expense). Other income (expense) amounted to an expense of $8.8 million in the six months ended January 31, 2003, compared to income of $47.9 million in the six months ended January 31, 2004. Included in other income in the six months ended January 31, 2004 was a $9.4 million gain on the sale of subsidiary stock as a result of Net2Phone’s common stock offering, a $21.6 million gain in connection with receipt of proceeds from the Telefonica award (refer to “Part II. Item 1. Legal Proceedings” for a discussion of the Telefonica award), a $12.2 million non-cash and non-recurring gain recorded by Net2Phone on the buyout and settlement of minority owners of its ADIR subsidiary, a $2.7 million reversal of previously recorded charges related to an obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T, and net income from other investments totaling $2.0 million.

Included in other expense in the six months ended January 31, 2003 were losses of $3.8 million associated with recording our pro-rata share of an affiliate’s losses, through the equity method of accounting, a charge of $3.1 million related to an obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T, and net losses from other investments totaling $1.9 million.

Minority Interests. Minority interests were $46.0 million for the six months ended January 31, 2003 compared to $12.6 million for the six months ended January 31, 2004. The $33.4 million decrease in minority interests was primarily attributable to the $36.9 million of net income that Net2Phone recorded in the six months ended January 31, 2003, which included Net2Phone’s settlement of litigation with Cisco, of which the share of such net income attributable to other shareholders of Net2Phone was recorded in minority interests.

Income Taxes. We recorded an income tax benefit of $30.0 million in the six months ended January 31, 2003, compared to income tax expense of $7.7 million in the six months ended January 31, 2004.

Net Income (Loss). Our consolidated net loss was $16.6 million in the six months ended January 31, 2003 compared to consolidated net income of $4.5 million in the six months ended January 31, 2004. The recording of a net loss in the six months ended January 31, 2003 compared to net income in the six months ended January 31, 2004, was a result of the combined factors for each of the segments discussed below, as well as those items detailed above.

IDT Telecom—Retail Telecommunications Services and Wholesale Telecommunications Services Segments

Revenues. IDT Telecom revenues increased 15.3%, from $794.0 million in the six months ended January 31, 2003 to $915.5 million in the six months ended January 31, 2004. Revenues increased primarily as a result of a 24.4% growth in minutes of use (excluding minutes related to our consumer phone services business, which are not carried through our own network) from 7.8 billion in the six months ended January 31, 2003 to 9.7 billion in the six months ended January 31, 2004. IDT Telecom experienced growth in minutes of use in both its Retail Telecommunications Services and Wholesale Telecommunications Services segments, in both the U.S. and international operations. Minutes of use grew at a faster rate than did revenues, reflecting a 7.0% decline in average revenue-per-minute, from $0.0904 during the six months ended January 31, 2003 to $0.0843 during the six months ended January 31, 2004. The decrease in average revenue-per-minute is due to a number of factors, including continued competition in both retail and wholesale markets, and the introduction of new, aggressively priced calling cards.

Revenues from the Retail Telecommunications Services segment increased $43.4 million, or 7.1%, from $615.0 million in the six months ended January 31, 2003 to $658.4 million in the six months ended January 31, 2004. This growth was largely the result of a $37.7 million increase in sales of calling cards and a $6.1 million increase in consumer phone services revenues. As a percentage of IDT Telecom’s overall revenue, Retail Telecommunications Services revenues decreased from 77.5% in the six months ended January 31, 2003 to 71.9% in the six months ended January 31, 2004, as revenues from our Wholesale Telecommunications Services segment grew at a faster rate than did our retail business revenues. Calling card sales increased 7.0%, from $539.4 million in the six months ended January 31, 2003 to $577.1 million in the six months ended January 31, 2004, as a result of the introduction of several new calling cards in newer geographic markets. The increase in new calling card introductions was part of IDT’s plan to aggressively seek market share in both its traditional Northeast U.S. markets, as well as in several other key areas, such as California, Florida and Texas. In addition, the growth in our calling card revenues resulted from the expansion of our distribution network beyond our traditional Northeastern U.S. territory, as well as the continued growth of European operations, both in our U.K. market as well as in other markets such as France, Italy and Scandinavia and in our South American and Asian operations.

Calling card sales as a percentage of Retail Telecommunications Services revenues remained constant at 87.7% in the six months ended January 31, 2004 and 2003. Revenues from consumer phone services, in which we act as a switchless reseller of another company’s network, increased 8.1%, from $74.9 million in the six months ended January 31, 2003 to $81.0 million in the six months ended January 31, 2004. The consumer phone services revenue increase is due to the September 2003 launch of America Unlimited, our residential bundled phone service including unlimited local, regional and long distance calling within the U.S., for a fixed monthly fee. In the six months ended January 31, 2004 we had an average of approximately 586 thousand consumer phone services customers, compared to an average of approximately 572 thousand customers in the six months ended January 31, 2003.

Wholesale Telecommunications Services revenues increased $78.1 million or 43.6%, from $179.0 million in the six months ended January 31, 2003 to $257.1 million in the six months ended January 31, 2004. As a percentage of IDT Telecom’s total revenues, Wholesale Telecommunications Services revenues increased from 22.5% in the six months ended January 31, 2003 to 28.1% in the six months ended January 31, 2004. The increase in revenues occurred as a result of an increase in wholesale carrier minutes, despite a significant decline in the average revenue-per-minute.

Direct Cost of Revenues. Direct cost of revenues increased 16.0%, from $612.2 million in the six months ended January 31, 2003 to $710.0 million in the six months ended January 31, 2004, due to the higher revenue and minutes base. As a percentage of IDT Telecom’s total revenues, direct costs increased from 77.1% in the six months ended January 31, 2003, to 77.6% in the six months ended January 31, 2004. The increase in direct costs as a percentage of total revenues is due to the competitive pricing environment within the telecommunications industry, which resulted in our average revenue-per-minute declining at a faster rate than our per minute costs of terminating traffic. Our average termination cost-per-minute declined 4.6% to $0.0721 in the six months ended January 31, 2004, from $0.0756 in the six months ended January 31, 2003.

Direct cost of revenues for Retail Telecommunications Services increased $28.8 million or 6.4%, from $452.7 million in the six months ended January 31, 2003 to $481.5 million in the six months ended January 31, 2004. This total cost increase reflects a $21.4 million increase in direct costs for calling cards and a $7.7 million increase in direct costs for consumer phone services. As a percentage of Retail Telecommunications Services revenues, direct costs decreased from 73.6% in the six months ended January 31, 2003 to 73.1% in the six months ended January 31, 2004, as we focused, particularly during the second quarter, on margin improvement by raising prices on certain calling card terminations.

Direct cost of revenues for consumer phone services increased 24.2%, from $31.8 million in the six months ended January 31, 2003 to $39.5 million in the six months ended January 31, 2004. The increase is due to the significant growth in revenues. As a percentage of consumer phone services revenues, direct costs increased from 42.5% in the six months ended January 31, 2003, to 48.8% in the six months ended January 31, 2004, reflecting the significant shift in our consumer phone services customer base towards our lower margin America Unlimited Bundled Product.

Direct cost of revenues for Wholesale Telecommunications Services increased 43.3%, from $159.5 million in the six months ended January 31, 2003 to $228.5 million in the six months ended January 31, 2004. The increase in absolute dollars is due to the growth in wholesale carrier minutes. As a percentage of Wholesale Telecommunications Services revenues, direct costs decreased from 89.1% in the six months ended January 31, 2003 to 88.9% in the six months ended January 31, 2004. This decrease occurred as a result of our average revenue-per-minute decreasing at a slower rate than our per minute costs for terminating traffic.

Selling, General and Administrative. Selling, general and administrative expenses increased 7.1%, from $120.3 million in the six months ended January 31, 2003 to $128.8 million in the six months ended January 31, 2004. The increase is due to several factors, including increased sales and marketing efforts for our Retail Telecommunications Services segment, as well as increased salaries, facilities costs and professional fees related to the expansion of our infrastructure and bases of operation to facilitate our current and anticipated future sales growth. In addition, we incurred significantly higher advertising expenses as a result of our continued roll-out of the America Unlimited Bundled Product. As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses were 15.2% in the six months ended January 31, 2003, compared to 14.1% in the six months ended January 31, 2004, as our revenues grew at a faster rate than did our selling, general and administrative expenses.

Depreciation and Amortization. Depreciation and amortization expense increased 4.6%, from $30.2 million in the six months ended January 31, 2003 to $31.6 million in the six months ended January 31, 2004 primarily as a result of a higher fixed asset base. As a percentage of IDT Telecom’s total revenues, depreciation and amortization expense was 3.8% in the six months ended January 31, 2003 compared to 3.5% in the six months ended January 31, 2004, as revenues grew at a faster rate than did depreciation and amortization.

Non-cash Compensation. We recorded non-cash compensation of $2.3 million in the six months ended January 31, 2003, primarily related to the modification of stock option agreements of certain terminated employees, compared to $1.4 million in the six months ended January 31, 2004, primarily related to the amortization of deferred compensation from restricted stock grants and for stock options granted to outside consultants for past services.

Restructuring, Severance, and Impairment Charges. Impairment charges of $1.4 million were recorded by IDT Telecom during the six months ended January 31, 2003 resulting primarily from the write-off of a discontinued Indefeasible Right of Use. No such charges were recorded during the six months ended January 31, 2004.

Income from Operations. IDT Telecom’s income from operations was $27.7 million in the six months ended January 31, 2003, compared to income from operations of $43.7 million in the six months ended January 31, 2004. The increase in income from operations resulted primarily from the revenue and gross profit growth in both the Retail Telecommunications Services and Wholesale Telecommunications Services segments.

IDT Entertainment Segment

Revenues. Revenues were $0.4 million in the six months ended January 31, 2003, compared to $35.2 million in the six months ended January 31, 2004. The increase in revenues is primarily due to the consolidation of Film Roman, which represented $17.8 million of the increase, Mainframe, which represented $1.0 million of the increase and Anchor Bay, which represented $14.0 million of the increase.

Direct Cost of Revenues. Direct cost of revenues increased from nil in the six months ended January 31, 2003 to $26.6 million in the six months ended January 31, 2004. As a percentage of IDT Entertainment’s revenues, direct cost of revenues was 75.6% in the six months ended January 31, 2004. The increase is primarily due to the consolidation of Film Roman, which represented $15.6 million of the increase, Mainframe, which represented $1.4 million of the increase and Anchor Bay, which represented $7.5 million of the increase.

Selling, General and Administrative. Selling, general and administrative expenses increased from $1.5 million in the six months ended January 31, 2003 to $8.8 million in the six months ended January 31, 2004. As a percentage of IDT Entertainment’s revenues, selling, general and administrative expenses were 25.0% in the six months ended January 31, 2004. The increase in selling, general, and administrative expenses is primarily due to the consolidation of Film Roman, Mainframe and Anchor Bay.

Depreciation and Amortization. Depreciation and amortization expense was nil in the six months ended January 31, 2003, compared to $1.5 million in the six months ended January 31, 2004. As a percentage of IDT Entertainment’s revenues, depreciation and amortization expense was 4.3% in the six months ended January 31, 2004. The increase is primarily due to the consolidation of Film Roman, Mainframe and Anchor Bay.

Non-cash Compensation Non-cash compensation was $0.1 million in the six months ended January 31, 2004, and related to the amortization of deferred compensation from restricted stock grants. No such charges were recorded during the six months ended January 31, 2003.

Loss from Operations. Loss from operations in the six months ended January 31, 2003 was $1.2 million compared to a loss from operations of $1.8 million in the six months ended January 31, 2004.

IDT Solutions Segment

Revenues. Revenues decreased 10.0%, from $45.2 million in the six months ended January 31, 2003 to $40.7 million in the six months ended January 31, 2004. Since the acquisition of the Winstar assets in December 2001, we have significantly restructured and downsized the acquired business, including the discontinuation of certain product lines and the exiting from certain geographic locations.

Direct Cost of Revenues. Direct cost of revenues decreased 35.6%, from $52.8 million in the six months ended January 31, 2003 to $34.0 million in the six months ended January 31, 2004. As a percentage of IDT Solutions’ revenues, direct costs decreased from 116.8% in the six months ended January 31, 2003 to 83.5% in the six months ended January 31, 2004. The decrease in direct cost of revenues is due to the restructuring and downsizing efforts undertaken since the acquisition of the Winstar assets, including exiting from more than 700 unprofitable buildings that were connected to the Winstar network.

Selling, General and Administrative. Selling, general and administrative expenses decreased 11.2%, from $34.0 million in the six months ended January 31, 2003 to $30.2 million in the six months ended January 31, 2004. As a percentage of IDT Solutions revenues, selling, general and administrative expenses decreased from 75.2% in the six months ended January 31, 2003 to 74.2% in the six months ended January 31, 2004. The decrease is primarily due to the significant cost saving measures undertaken by IDT, which included a reduction in the number of employees. The main component of selling, general and administrative expenses for the six months ended January 31, 2004 and 2003 was employee compensation and benefits, accounting for $21.5 million and $23.7 million, or about 71.2% and 69.7%, respectively, of total selling, general and administrative expenses.

Depreciation and Amortization. Depreciation and amortization expense increased 22.2%, from $6.3 million in the six months ended January 31, 2003 to $7.7 million in the six months ended January 31, 2004. As a percentage of IDT Solutions revenues, depreciation and amortization increased from 13.9% in the six months ended January 31, 2003 to 18.9% in the six months ended January 31, 2004. The increase is due primarily to a higher fixed asset base.

Non-cash Compensation. Non-cash compensation charges were $0.1 million in the six months ended January 31, 2004, and related to the amortization of deferred compensation from restricted stock grants. No such charges were recorded during the six months ended January 31, 2003.

Restructuring, Severance, and Impairment Charges. Restructuring, severance and impairment charges were $4.2 million in the six months ended January 31, 2004. In the first quarter of fiscal 2004, we approved a restructuring plan aimed at reducing the operating losses of IDT Solutions. In connection with the restructuring plan, IDT Solutions recorded a total of $4.2 million in restructuring liabilities, consisting of personnel severance charges of $1.2 million, real estate network reduction charges of $1.8 million and network connectivity termination charges of $1.2 million. As of January 31, 2004, the remaining restructuring liability of $2.5 million is classified within accrued expenses on our balance sheet. The remaining restructuring liability is expected to be paid out in full by the end of fiscal 2004, at which time the present restructuring plan will be complete.

Loss from Operations. Loss from operations in the six months ended January 31, 2003 was $47.9 million compared to $35.5 million in the six months ended January 31, 2004. The decrease in loss from operations is due to the significant reduction in direct cost of revenues and in selling, general and administrative expenses as discussed above, offset by a reduction in overall revenues and by the fiscal first quarter restructuring charge.

Voice over IP

Revenues. Revenues decreased 14.2%, from $43.8 million in the six months ended January 31, 2003 to $37.6 million in the six months ended January 31, 2004. This decrease in revenues was primarily driven by a significant reduction in Net2Phone’s sales of disposable calling cards. During the second quarter of fiscal 2004, Net2Phone exited its disposable calling card business and is now focused on more strategic, higher margin services, such as enterprise solutions, rechargeable calling card and prefix dialing services, and cable telephony services.

Direct Cost of Revenues. Total direct cost of revenues decreased 15.2%, from $23.0 million in the six months ended January 31, 2003 to $19.5 million in the six months ended January 31, 2004. As a percentage of total Voice over IP revenues, total direct costs decreased from 52.5% in the six months ended January 31, 2003 to 51.9% in the six months ended January 31, 2004. While the decrease in direct costs is primarily due to the lower revenue base, Net2Phone has also realized cost reductions from a more efficiently structured and utilized network and from more aggressively priced termination contracts. Net2Phone’s decision to exit the disposable calling card business during the second quarter of fiscal 2004 has allowed Net2Phone to reduce higher direct costs associated with this service and to pursue other, more profitable service offerings.

Selling, General and Administrative. Selling, general and administrative expenses decreased 14.5%, from $28.2 million in the six months ended January 31, 2003 to $24.1 million in the six months ended January 31, 2004. As a percentage of total Voice over IP revenues, selling, general and administrative expenses decreased from 64.4% in the six months ended January 31, 2003 to 64.1% in the six months ended January 31, 2004. The decrease is due primarily to cost management initiatives and elimination of certain expenses as a result of the restructuring of Net2Phone’s operations, including an overall reduction in employee headcount.

Depreciation and Amortization. Depreciation and amortization expense increased 4.1%, from $4.9 million in the six months ended January 31, 2003 to $5.1 million in the six months ended January 31, 2004, due primarily to the accelerated depreciation on certain capitalized software. As a percentage of total Voice over IP revenues, depreciation and amortization expense increased from 11.2% in the six months ended January 31, 2003 to 13.6% in the six months ended January 31, 2004. The increase as a percentage of revenues is due to the higher depreciation and amortization costs and the lower revenue base, as described above.

Gain on Settlement of Litigation. Gain on settlement by Net2Phone of litigation was $58.0 million in the six months ended January 31, 2003. On March 19, 2002 Net2Phone and its ADIR Technologies, Inc. subsidiary filed suit in the United States District Court for the District of New Jersey against Cisco Systems, Inc. and a Cisco executive who had been a member of ADIR’s board of directors. The suit arose out of the relationships that had been created in connection with Cisco’s and Net2Phone’s original investments in ADIR and out of ADIR’s subsequent purchase of NetSpeak, Inc. in August 2001. In July 2002, Net2Phone and ADIR agreed to settle the suit. The parties settled the suit and all related claims against Cisco and the Cisco executive in exchange for: (i) the transfer, during the first quarter of fiscal 2003, to Net2Phone of Cisco’s and Softbank Asia Infrastructure Fund’s respective 11.5% and 7.0% interests in ADIR, and (ii) the payment by Cisco, during such quarter, of $19.5 million to Net2Phone and ADIR. As a result of this settlement, Net2Phone recognized in the first quarter of fiscal 2003, a gain of $58.4 million consisting of (i) a $38.9 million reduction in Net2Phone’s minority interests in ADIR as a result of the transfer of the ADIR interests and (ii) the receipt of settlement proceeds of $19.5 million. During the second quarter of fiscal 2003, Net2Phone recorded $0.4 million in executive compensation directly related to the Cisco settlement.

Non-cash Compensation. Non-cash compensation was $4.3 million in the six months ended January 31, 2003 compared to $4.0 million in the six months ended January 31, 2004. For the six months ended January 31, 2004, Net2Phone’s non-cash compensation primarily resulted from a charge of $3.2 million relating to repriced options which are subject to variable accounting treatment and therefore must be marked-to-market each quarter. For the six months ended January 31, 2003, Net2Phone’s non-cash compensation primarily resulted from the amortization of the discount of shares in ADIR sold to Net2Phone and ADIR employees in fiscal 2001 and employee stock options granted at below market value by Net2Phone.

Restructuring, Severance and Impairment Charges. Restructuring, severance and impairment charges were $1.0 million in the six months ended January 31, 2004 compared to $5.9 million in the six months ended January 31, 2003. For the six months ended January 31, 2004, the charges related primarily to Net2Phone’s exit from the disposable calling card business during the second quarter of fiscal 2004. For the six months ended January 31, 2003, the charges related primarily to Net2Phone’s previously announced separation agreements, exit costs and impairment charges.

Income (Loss) from Operations. Net2Phone’s income from operations was $35.5 million in the six months ended January 31, 2003 compared to a loss from operations of $16.2 million in the six months ended January 31, 2004, primarily as a result of the absence of the $58.0 million gain on settlement by Net2Phone of litigation, which was recorded in the six months ended January 31, 2003. Absent this gain, Net2Phone experienced lower restructuring, severance and impairment charges in the six months ended January 31, 2004, and lower selling, general and administrative expenses, as discussed above.

Corporate

Selling, General and Administrative. We recorded $16.1 million in general and administrative expenses in the six months ended January 31, 2003, compared to $18.1 million recorded in the six months ended January 31, 2004. The increase is due largely to increased costs of litigation against Telefonica and Terra Networks, S.A (Refer to “Part II, Item 1. Legal Proceedings” for a discussion of the Telefonica award). As a percentage of our total consolidated revenues, general and administrative expenses decreased from 1.8% in the six months ended January 31, 2003 to 1.7% in the six months ended January 31, 2004.

Depreciation and Amortization. Depreciation expense decreased from $0.9 million in the six months ended January 31, 2003 to $0.8 million in the six months ended January 31, 2004.

Non-cash Compensation. Non-cash compensation of $2.8 million was recorded in the six months ended January 31, 2004 compared to $0.5 million recorded during the six months ended January 31, 2003, primarily related to the amortization of deferred compensation from restricted stock grants, and restricted stock and stock options granted to outside consultants for past services rendered.

Loss from Operations. Loss from operations was $17.5 million in the six months ended January 31, 2003, compared to $21.8 million in the six months ended January 31, 2004, as a result of the higher selling, general and administrative expenses and non-cash compensation noted above.

Liquidity and Capital Resources

General

Historically, we have satisfied our cash requirements through a combination of cash flow from operating activities, sales of equity and debt securities including the exercise of stock options, and borrowings from third parties. Our cash requirements have also been satisfied through our existing cash, cash equivalents and marketable securities balances.

As of January 31, 2004, we had cash, cash equivalents, restricted cash and marketable securities of approximately $1.096 billion, which includes $138.8 million held by Net2Phone, and working capital of approximately $832.3 million. We generated $45.5 million of cash in operating activities during the six months ended January 31, 2004, which includes a $21.6 million arbitration award, compared to $8.3 million of cash that was generated by operating activities during the six months ended January 31, 2003, which included $19.5 million in proceeds from settlement of litigation by Net2Phone. Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on the timing of operating cash receipts and payments, especially trade accounts receivable and trade accounts payable.

We used approximately $34.1 million in cash for investing activities during the six months ended January 31, 2004. This compares to $244.0 million in cash used in investing activities during the six months ended January 31, 2003. Cash used in investing activities during the six months ended January 31, 2004 was primarily for acquisitions and for capital expenditures, while cash used in investing activities during the six months ended January 31, 2003 was primarily for the purchase of marketable securities. In December 2003, we paid approximately $59.9 million to purchase the Anchor Bay Entertainment Group (“Anchor Bay”). Our capital expenditures were approximately $39.6 million in the six months ended January 31, 2004, compared to approximately $26.9 million in the six months ended January 31, 2003, as we have continued to expand IDT Telecom’s international and domestic telecommunications network infrastructure.

The future minimum payments of principal and interest on our capital lease obligations are $24.0 million, $17.2 million, $16.9 million, $4.3 million, $2.3 million, and $10.5 million for the remainder of fiscal 2004, fiscal 2005, fiscal 2006, fiscal 2007, fiscal 2008, and thereafter, respectively. Throughout the first two quarters of fiscal 2004, we have made considerable expenditures designed to expand our global telecommunications network. We now operate a total of nine international gateway switches, broken down as follows: five in the U.S., two in the UK and one each in Argentina and Peru. Currently, we anticipate making further expenditures to bolster our network infrastructure in the U.S. and Europe and to expand our capacity in South America and Asia. We currently anticipate that capital expenditures for the full fiscal 2004 will be in the $50 million to $60 million range. These estimates are contingent upon several factors, including, but not limited to, market prices for telecommunications equipment, the availability of such equipment in the distressed asset market and the specific timing of our network expansion projects. We have generally adopted a strategy of investing in network expansion only as the need arises, as dictated by our telecommunications traffic volumes. Therefore, the timing of our network expansion, and the coincident purchases of property, plant and equipment, are highly dependent upon the timing and magnitude of the growth in our telecommunications minutes-of-use. We expect to fund our capital expenditure investments with our operating cash flows and with our cash, cash equivalents and marketable securities balances. From time to time, we will also finance a portion of our capital expenditures through capital leases, with the cost of such financing the primary consideration in determining our financing activity.

We generated $74.3 million in cash from financing activities during the six months ended January 31, 2004 compared to $19.7 million in cash that was used for financing activities during the six months ended January 31, 2003. We received approximately $48.3 million in proceeds from the exercise of stock options during the six months ended January 31, 2004 compared to $4.8 million received during the six months ended January 31, 2003. The increase was attributable to a recent increase in our stock price, which resulted in a sharp increase in the number of stock option exercises. In addition, during the six months ended January 31, 2004, we received approximately $5.3 million in proceeds from the exercise of stock options granted by Net2Phone. In addition, as further described below, during the six months ended January 31, 2004 we received net proceeds of $53.1 million as a result of Net2Phone’s common stock offering in November 2003. We repaid capital lease obligations of $16.2 million and $13.4 million during the six months ended January 31, 2004 and 2003, respectively.

Our Board of Directors has authorized the termination of our previous stock repurchase program, under which we repurchased a total of 15.6 million shares. Under our existing stock repurchase program, our Board of Directors has authorized the repurchase of up to 15 million shares of our Class B common stock and up to 5 million shares or our common stock. We have not repurchased any shares under the existing share repurchase program to date.

On November 25, 2003, Net2Phone issued additional shares through an underwritten common stock offering. The transaction, which was completed at $4.50 per share, included 10.5 million shares issued to the public, an additional 1.0 million shares purchased as part of an over allotment option exercised by the underwriters, and an aggregate of 2.5 million shares purchased by IDT and Liberty Media. Net2Phone received net proceeds of $58.7 million as a result of the offering (of which $5.6 million was paid by IDT). Net2Phone intends to use the net proceeds for general corporate purposes, capital expenditures, and working capital, including funding its cable telephony business.

As a result of this common stock offering, our ownership percentage in the equity of Net2Phone (both through NTOP Holdings and directly) decreased to approximately 18.9% as of November 25, 2003. We have historically accounted for sales of stock of our subsidiaries in accordance with Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary, which permits us to record the change in the carrying value of our share in the equity of our subsidiaries as a gain or loss. Accordingly, in connection with Net2Phone’s common stock offering, we recognized a gain of $9.4 million in the second quarter of fiscal 2004.

The long distance telecommunications industry has been characterized by significant declines in both per-minute revenues and per-minute costs. During the six months ended January 31, 2004, IDT Telecom’s average revenue-per-minute was $0.0843 per minute, down 6.8% from $0.0904 per minute for the six months ended January 31, 2003. IDT Telecom’s average termination cost per-minute dropped approximately 4.6%, to $0.0721 in the six months ended January 31, 2004, from $0.0756 in the six months ended January 31, 2003. In the past, and over time, we believe that these factors tend to offset each other, with prices and costs moving in the same general direction. However, over a shorter term, such as one quarter or one year, the drop in pricing could outpace the drop in costs, or vice versa. In addition, due to continued pricing pressure in most of the retail and wholesale markets in which we compete, we might be compelled to pass along most or all of our per-minute cost savings to our customers in the form of lower rates. We might also be unable, in the event that some of our per-minute costs rise, to immediately pass along the additional costs to our customers in the form of higher rates. Consequently, over any given period, gross margins could expand or narrow, based solely on the timing of changes in revenue-per-minute and cost-per-minute. Our long-term strategy involves terminating a larger proportion of minutes on our own network, thereby lowering costs and preserving margins even in a weaker price environment, as we become less subject to the prices charged by third-parties for terminating our minutes over their networks. In addition, as our minutes-of-use have steadily grown, we have attempted to leverage our buying power and our strong balance sheet to negotiate more favorable rates with our suppliers. However, in the short term, the incremental demand for usage might outpace the rate of deployment of additional network capacity, particularly in light of our expectation for continued growth in our minutes volume. As such, there can be no assurance that we will be able to maintain our gross margins at the current level, in the face of lower per-minute revenues.

On December 1, 2003, we consummated the acquisition of a controlling interest in Mainframe Entertainment, Inc., a Canadian company, consisting of 43.8 million shares of common stock of Mainframe at an aggregate cash purchase price of $7.6 million. Mainframe is a creator of computer generated image animation for feature films, TV and direct-to-video products. In addition, we entered into an agreement to lend Mainframe up to C$4.2 million, which is convertible at our option, into fully paid shares of common stock of Mainframe. If the conversion privilege is not exercised by us, then the unpaid principal and interest shall be payable in full no later than five years from the date of the first loan. As of January 31, 2004, no loans have been advanced to Mainframe under the loan agreement.

On December 11, 2003, we consummated the acquisition of Anchor Bay for an aggregate cash purchase price of $57.5 million net of cash acquired, plus transaction related costs. Anchor Bay is an independent video label that licenses films and other programming for home entertainment distribution.

We continued to fund our IDT Entertainment and IDT Media segments throughout the first two quarters of fiscal 2004. We anticipate that IDT Entertainment and IDT Media will continue to rely on us to fund their cash needs, including operating expenses, capital expenditures and potential acquisitions. Currently, IDT Entertainment is aggressively pursuing acquisitions and/or other investments, primarily in its animation business line, and may look to outside sources to raise additional funds.

Since our acquisition of the Winstar assets in December 2001, the IDT Solutions segment has incurred significant operating losses. We have undertaken significant cost saving measures and restructured IDT Solutions’ operations, which included the downsizing of the Winstar network and a significant reduction in the number of its employees, aimed at reducing the operating losses. We continue to evaluate and assess IDT Solutions business needs, including what additional funds and capital expenditures may be required.

Changes in Other Current Assets, Trade Accounts Receivable, Allowance for Doubtful Accounts and Deferred Revenue

Our other current assets increased to $92.1 million at January 31, 2004 compared to $81.3 million at July 31, 2003, primarily as a result of the acquisition of Anchor Bay and Mainframe during the second quarter of fiscal 2004. Gross trade accounts receivable increased from $168.9 million as of July 31, 2003 to $203.8 million at January 31, 2004, reflecting the acquisition of Anchor Bay and Mainframe and the increase in total revenues, partially enhanced by an increase in the average age of our gross trade accounts receivable, as measured by number of days sales outstanding, which is attributable to the increased receivables as a result of our rollout of local and bundled consumer phone services.

The allowance for doubtful accounts as a percentage of gross trade accounts receivable decreased from 25.2% at July 31, 2003, to 21.9% at January 31, 2004, due primarily to the increase in revenues and related receivables as a result of our introduction of new consumer phone services bundled products, and the acquisition of Anchor Bay and Mainframe.

Deferred revenue as a percentage of total revenues vary from period to period, depending on the mix and the timing of revenues. We have experienced a steady increase in sales of our calling cards, both in the U.S. as well as in Europe, resulting in a continued increase in deferred revenue. In addition, deferred revenue increased as a result of the acquisition of Anchor Bay and Mainframe during the second quarter of fiscal 2004. We expect to experience further increases in our deferred revenue throughout fiscal 2004, owing primarily to a continued increase in calling card sales and the growth of our Entertainment businesses.

Other Sources and Uses of Resources

We intend to, where appropriate, make strategic acquisitions to expand our telecommunications businesses. These acquisitions could include, but are not limited to, acquisitions of telecommunications equipment, telecommunications network capacity, customer bases or other assets. From time to time, we evaluate potential acquisitions of companies, technologies, products and customer accounts that complement our businesses. We also intend to make strategic acquisitions to complement and/or expand our IDT Entertainment segment and our IDT Media segment. In considering acquisitions, we will search for opportunities to profitably grow our existing businesses, to add qualitatively to the range of businesses in the IDT portfolio, and to supplement our existing network expansion plans through the timely purchase from third parties of necessary equipment. At this time, we cannot guarantee that we will be presented with acquisition opportunities that meet our return on investment (ROI) criteria, or that our efforts to acquire such companies that meet our criteria will be successful.

We believe that, based upon our present business plan, and due to the large balance of cash, cash equivalents and marketable securities we held as of January 31, 2004, our existing cash resources will be sufficient to meet our currently anticipated working capital and capital expenditure requirements and to fund any potential operating cash flow deficits within any of our segments for at least the next twelve months. If our growth exceeds current expectations or if we acquire the business or assets of another company, we might need to raise additional capital from equity or debt sources. There can be no assurance that we will be able to raise such capital on favorable terms or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our anticipated expansion, which could have a material adverse effect on our business, financial condition and/or results of operations.

The following tables quantify our future contractual obligations and commercial commitments, as of January 31, 2004 (in millions):

Contractual Obligations

Payments Due by Period

	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Capital lease obligations	$75.2	$26.0	$32.1	$6.6	10.5
Operating leases	346.0	72.8	86.4	56.7	130.1
Other long-term obligations (1)	15.5	—	15.5	—	—
Purchase obligations	56.1	17.9	37.7	0.2	0.3

Total contractual obligations	$492.8	$116.7	$171.7	$63.5	$140.9

(1)	Consists of Net2Phone’s $15.5 million obligation to guarantee the value of 0.6 million shares of Net2Phone’s common stock to Deutsche bank.

Other Commercial Commitments

Payments Due by Period

	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Standby letters of credit	$37.7	$8.8	$22.9	$5.7	$0.3

Foreign Currency Risk

Revenues from our international operations represented 21.1% and 23.0% of our consolidated revenues for the six months ended January 31, 2004 and 2003, respectively. A significant portion of these revenues are in denominations other than the U.S. Dollar. Foreign currency exchange risk that we are subject to is mostly mitigated by our ability to offset the majority of these non dollar-denominated revenues with operating expenses that are paid in the same currencies. As such, the net amount of our exposure to foreign currency exchange rate changes is not material.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

The Securities and Exchange Commission’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in commodity prices. We are exposed to changes in interest rates primarily from our investments in cash equivalents and marketable securities. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. We do not consider our market risk exposure relating to foreign currency exchange to be material, as we generally have sufficient cash outflows based in these currencies to largely offset the cash inflows based in these currencies, thereby creating a natural hedge. In order to mitigate the risk associated with the small amounts of remaining net foreign exchange exposure, which we experience from time to time, we have, on occasion, entered into foreign exchange hedges. In addition to but separate from our primary business, we hold a small portion of our total asset portfolio in hedge funds for speculative and strategic purposes. As of January 31, 2004, the carrying value of our investments in such hedge funds was approximately $31.1 million. Investments in hedge funds carry a significant degree of risk, which will depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that hedge fund managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our interests in these funds may go down as well as up and we may not receive, upon redemption, the amounts originally invested.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are more fully described in our Annual Report on Form 10-K/A (Amendment No. 2) for the year ended July 31, 2003. The following discussion is limited to recent material developments, if any, concerning our legal proceedings and should be read in conjunction with such earlier Annual Report. Unless otherwise indicated, all legal proceedings discussed in our earlier Annual Report remain outstanding.

With respect to our statement of claim filed with the American Arbitration Association naming Telefonica Internacional, S.A. as the Respondent, in connection with the Arbitrator’s award, we recorded the $21.6 million receipt of proceeds in “other income” during the second quarter of fiscal 2004.

With respect to the class action complaint served by former employees of Teligent, Inc. against us, through mediation, the parties reached a tentative settlement. The parties are currently working to obtain court approval of the settlement, and upon receiving court approval, the parties will move forward to procedurally settle the class action suit.

IDT Telecom

With respect to the complaint filed by Alfred West against us, on December 30, 2003, Judge Walls issued an order (the “Order”) granting our motion for summary judgment and denying plaintiff’s motion for summary judgment on our counterclaims. However, on January 20, 2004, Judge Walls amended his Order and granted summary judgment to the plaintiff on our counterclaims. Both parties have filed Notices of Appeal concerning the Order. The plaintiff filed a Motion for Summary Reversal pursuant to Rule 27.4 of the Local Appellate Rules for the United States Court of Appeals for the Third Circuit. We requested that plaintiff withdraw his motion, which he refused to do. We submitted our opposition to plaintiff’s motion on March 2, 2004.

With respect to the complaint filed by PT-1 Communications, Inc. against us, the parties exchanged expert reports, and expert depositions concluded in January 2004. We filed a motion for summary judgment on or about February 12, 2004, which PT-1 opposed. The trial is set to begin on March 23, 2004. In total, PT-1 is seeking approximately $45 million in damages. The parties are in the process of negotiating a settlement.

With respect to the Morris Amsel and the Ana Cardoso and Maria Calado matters (the “MDL Action”) against us, the parties are participating in court-supervised mediation on April 20, 2004. The Ramon Ruiz, Paul Zedeck and Solomon Bitton actions (collective “Bitton”) were consolidated with the MDL action in late October 2003. As a result, a stipulation of discontinuance has been file in the Ruiz state court action previously pending in New York and a stipulation of discontinuance has been filed in the Zedeck state court action previously pending in Florida. In addition, the Bitton plaintiff withdrew from the action.

With respect to the complaint filed by Aerotel, Ltd., Aerotel U.S.A., and Aerotel U.S.A., LLC against us on October 30, 2003, we filed our answer to the complaint. On December 29, 2003, the Court granted our motion to stay the litigation pending a reexamination of the asserted patent by the United States Patent and Trademark Office. The parties presently await the scheduling of a settlement conference before a magistrate judge.

With respect to the complaint served by Irene Kieves against us, the parties appeared before Magistrate Judge Schwartz on January 12, 2004 for oral argument on plaintiff’s motion to remand this matter to state court. Magistrate Judge Schwartz issued a report and recommendation to United States District Judge Hayden that plaintiff’s motion for remand be granted. On March 4, 2004, Judge Hayden issued an order adopting the report and recommendation of Magistrate Judge Schwartz recommending that this matter be remanded to the Superior Court of the State of New Jersey, Essex County.

On or about November 11, 2003, a third party complaint was filed against us in the United States District Court, District of Utah, by defendant/third party plaintiff, Americom Inc. Americom, Inc. and Americom Communications, who had been named as defendants in the underlying lawsuit brought by Cygnus Telecommunications Technology in the United States District Court, Eastern District of California. The lawsuit alleges patent infringement related to callback technology. On January 16, 2004, we filed an answer to the third party complaint.

On January 30, 2004, Cygnus Telecommunications Technology, LLC filed suit against us in the Northern District of the United States District Court of California. The complaint alleges patent infringement related to call-back technology. The complaint has not yet been served upon us.

On February 25, 2004, Indi Mohan filed a complaint against us in the Supreme Court of the State of New York, County of New York seeking certification of a class of persons in the United States who purchased our prepaid calling cards. On March 9, 2004, we removed this case to the United States District Court, Southern District of New York. Because we only recently received the complaint, we are still evaluating the potential impact and our approach to contesting the claim or attempts to certify the class.

Winstar

With respect to the adversary proceeding filed by Christine C. Shubert, as Chapter 7 Trustee of the Debtors’ Estate, the parties reached a tentative settlement of this matter and are in the process of preparing the appropriate settlement agreement.

With respect to the complaint filed by us against the BOMA defendants, on or about January 30, 2004, the defendants filed two joint motions to dismiss the complaint and three individual motions challenging jurisdiction or venue over specific parties in New Jersey. Plaintiffs filed opposition to the motions on March 10, 2004. At the Rule 16 scheduling conference on February 2, 2004, plaintiffs were authorized to move ahead and serve discovery demands. Defendants served their Rule 26(a)(1) Initial Disclosures to Plaintiffs on March 10, 2004. However, plaintiff’s agreed to extend defendant, Trizecltahn Newport, LLC’s time to serve its Rule 26(a)(1) Initial Disclosures until March 24, 2004.

Net2Phone

With respect to the action filed by Multi-Tech Systems, Inc., on February 3, 2004, the Court of Appeals for the Federal Circuit affirmed the decision of the District Court which previously entered a consent judgment dismissing the patent infringement claims asserted by Multi-Tech. On February 16, 2004, Multi-Tech filed a Petition for a Rehearing with the Court of Appeals.

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

Item 2. Changes in Securities and Use of Proceeds

On December 17, 2003, we issued 51,692 shares of Class B common stock to stockholders of Approach Inc. in connection with the acquisition of Approach Inc.

On December 23, 2003, we issued 62,091 shares of Class B common stock to Morgan Joseph & Co. in consideration for services provided in connection with the acquisition of Anchor Bay.

On December 24, 2003, we issued 10,000 shares of Class B common stock to JL Strategic Holdings in connection with the acquisition of certain intellectual property rights and know-how.

On December 30, 2003, we exchanged 500,000 shares of common stock for a like number of shares of Class B common stock, and on December 31, 2003 we exchanged 558,000 shares of common stock for a like number of shares of Class B common stock.

On January 15, 2004, we issued 3,392 shares of Class B common stock to Tim Stay in connection with an employment agreement we entered into with Mr. Stay at the time we acquired the assets of his call center operations in Utah, and on January 15, 2004, we issued 17,026 shares of Class B common stock to Robert Shuman as payment for indebtedness owed to him by Contact America, a call center operation we acquired in July 2003.

Also on January 15, 2004, we issued 107,768 shares of Class B common stock to AT&T Corporation as payment in full of our obligations under the Amended and Restated Value Guarantee Agreement between us and AT&T.

On January 27, 2004, we issued 5,885 shares of Class B common stock to Ingrid Terfloth-Hoegg in exchange for shares of Film Roman that we did not previously own.

On February 10, 2004, we entered into an Agreement and Plan of Merger with Liberty Media Corporation and certain of its subsidiaries that held, in the aggregate, 1,117 shares of Class A common stock, 10,000 shares of Class B common stock and 2,500 shares of Series A preferred stock of IDT Investments, Inc. Pursuant to the Agreement and Plan of Merger, the subsidiaries that held shares of capital stock of IDT Investments were merged with and into a wholly owned subsidiary of IDT. The merger consideration consisted of an aggregate of 2.75 million shares of our Class B common stock, consisting of 861,135 newly issued shares and 1,892,541 shares of treasury stock. This transaction was consummated March 4, 2004.

Also on February 10, 2004, we entered into an Exchange Agreement with a subsidiary of Liberty Media Corporation that held 750 shares of Series A preferred stock of IDT Telecom. Pursuant to the Exchange Agreement, the shares of Series A preferred stock of IDT Telecom were exchange for 469,110 shares of our Class B common stock, all of which were delivered from treasury stock. This transaction was consummated on March 4, 2004.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

Exhibit Number	Description

10.1*	NTOP Holdings LLC Right of First Offer Agreement, dated December 2003, by and among IDT Corporation, IDT Domestic Union LLC, IDT Investments, Inc., Libierty Media Corporation, Liberty N2P Inc. and Liberty N2P II Inc.

10.2#	Agreement and Plan of Merger, dated as of February 10, 2004, among Liberty Media Corporation, Liberty IDTC Holdings, Inc. Liberty IDTC Holdings 2, Inc., Liberty IDTC Holdings 3, Inc., IDT Corporation and IDTI Holdings, L.L.C.

10.3#	Stock Exchange Agreement, dated as of February 10, 2004, between Liberty IDTel, Inc. and IDT Corporation

10.4#	Registration Rights Agreement, dated as of March 3, 2004, among IDT Corporation, Liberty Media Corporation, Liberty IDTel, Inc., Liberty TP Management, Inc. and Microwave Holdings, L.L.C.

10.5#	Lockup Letter Agreement, dated as of February 10, 2004, among IDT Corporation, Liberty Media Corporation, Liberty IDTel, Inc., Liberty TP Management, Inc. and Microwave Holdings, L.L.C.

10.6#	Termination Agreement, dated as of March 3, 2004, among IDT Corporation, Liberty Media Corporation and Howard Jonas.

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

•	* Filed herewith.
•	# Incorporated by reference to the Schedule 13D/A (Amendment No. 2), dated March 3, 2004, filed by Liberty Media Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT CORPORATION

March 16, 2004	By:	/s/ JAMES A. COURTER
James A. Courter
Chief Executive Officer and Vice-Chairman (Principal Executive Officer)

March 16, 2004	By:	/s/ STEPHEN R. BROWN
Stephen R. Brown
Chief Financial Officer and Treasurer (Principal Financial Officer)