Form 10-Q
period 2004-04-30
IDT CORP
filed 2004-06-14
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of June 9, 2004, the registrant had the following shares outstanding:

Common Stock, $.01 par value:	20,509,468 shares outstanding (excluding 4,565,392 treasury shares)
Class A common stock, $.01 par value:	9,816,988 shares outstanding
Class B common stock, $.01 par value:	63,997,166 shares outstanding (excluding 1,962,915 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

IDT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2004	July 31, 2003
	(Unaudited)	(Note 1)
	(in thousands, except share data)
Assets

Current assets:
Cash and cash equivalents	$161,651	$99,046
Marketable securities	861,555	921,669
Trade accounts receivable, net	180,147	126,303
Other current assets	106,613	81,304

Total current assets	1,309,966	1,228,322
Property, plant and equipment, net	271,295	286,807
Goodwill	80,963	41,651
Licenses and other intangibles, net	25,255	23,503
Investments	65,914	41,628
Restricted cash	21,535	23,064
Other assets	58,476	87,367

Total assets	$1,833,404	$1,732,342

Liabilities and stockholders’ equity

Current liabilities:
Trade accounts payable	$128,891	$106,836
Accrued expenses	201,985	186,254
Deferred revenue	141,318	145,343
Capital lease obligations—current portion	19,382	27,862
Other current liabilities	5,538	8,061

Total current liabilities	497,114	474,356
Deferred tax liabilities, net	144,590	143,542
Capital lease obligations—long-term portion	31,397	45,084
Other liabilities	46,228	24,486

Total liabilities	719,329	687,468
Minority interests	141,576	147,347

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000,000; no shares issued	—	—
Common stock, $.01 par value; authorized shares—100,000,000; 25,074,860 shares issued at April 30, 2004 and July 31, 2003, respectively; 20,509,468 and 22,067,468 shares outstanding at April 30, 2004 and July 31, 2003, respectively	205	221
Class A common stock, $.01 par value; authorized shares—35,000,000; 9,816,988 shares issued and outstanding at April 30, 2004 and July 31, 2003	98	98
Class B common stock, $.01 par value; authorized shares—100,000,000; 65,816,217 and 56,342,853 shares issued at April 30, 2004 and July 31, 2003, respectively; 63,835,120 and 50,102,100 shares outstanding at April 30, 2004 and July 31, 2003, respectively	638	501
Additional paid-in capital	755,746	654,170
Treasury stock, at cost, consisting of 4,565,392 and 3,007,392 shares of common stock and 1,981,097 and 6,240,753 shares of Class B common stock at April 30, 2004 and July 31, 2003, respectively	(105,523)	(150,603)
Deferred compensation	(17,801)	—
Accumulated other comprehensive loss	10,315	(8,080)
Retained earnings	328,821	401,220

Total stockholders’ equity	972,499	897,527

Total liabilities and stockholders’ equity	$1,833,404	$1,732,342

See notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Revenues	$565,664	$454,870	$1,605,692	$1,348,808
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	428,732	347,117	1,218,994	1,036,172
Selling, general and administrative	132,016	104,967	354,620	316,863
Depreciation and amortization	24,631	22,349	72,584	65,279
Settlement of litigation	—	—	—	(58,034)
Non-cash compensation (all of which is attributable to selling, general and administrative)	(1,228)	16,629	7,375	23,762
Restructuring and impairment charges	39,879	1,707	45,083	9,033

Total costs and expenses	624,030	492,769	1,698,656	1,393,075

Loss from operations	(58,366)	(37,899)	(92,964)	(44,267)
Interest income, net	5,062	6,721	16,486	21,345
Other income (expense):
Gain on sale of subsidiary stock	—	22,422	9,418	22,422
Arbitration award	—	—	21,618	—
Equity in loss of affiliates	—	—	—	(3,811)
Investment and other income (expense), net	(1,760)	(10,362)	15,119	(15,365)

Loss before minority interests and income taxes	(55,064)	(19,118)	(30,323)	(19,676)
Minority interests	(18,026)	(1,003)	(30,659)	(46,953)
(Provision for) benefit from income taxes	(3,759)	10,818	(11,417)	40,776

Net loss	$(76,849)	$(9,303)	$(72,399)	$(25,853)

Earnings per share:
Net loss:
Basic	$(0.84)	$(0.12)	$(0.84)	$(0.32)
Diluted	$(0.84)	$(0.12)	$(0.84)	$(0.32)
Weighted-average number of shares used in calculation of earnings per share:
Basic	91,065	80,262	86,436	79,808

Diluted	91,065	80,262	86,436	79,808

See notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended April 30,
	2004	2003
	(In thousands)
Net cash provided by operating activities	$21,628	$9,204
Investing activities
Capital expenditures	(61,189)	(51,436)
Repayment (issuance) of notes receivable	17,056	(6,971)
Investments and acquisitions, net of cash acquired	(82,429)	(10,348)
Sales and maturities of marketable securities	2,040,661	1,648,484
Purchases of marketable securities	(1,944,625)	(1,741,131)

Net cash used in investing activities	(30,526)	(161,402)
Financing activities
Proceeds from exercise of stock options	51,544	10,046
Proceeds from exercise of stock options of Net2Phone	5,436	—
Proceeds from offering of common stock by Net2Phone	53,069	—
Proceeds from sale of subsidiary stock	—	25,000
Cash restricted against letters of credit	1,528	(21,290)
Repayments of capital lease obligations	(23,502)	(19,509)
Distributions to minority shareholders of subsidiaries	(19,092)	(16,079)

Net cash provided by (used in) financing activities	68,983	(21,832)
Effect of exchange rate changes on cash and cash equivalents	2,520	1,981

Net increase (decrease) in cash and cash equivalents	62,605	(172,049)
Cash and cash equivalents, beginning of period	99,046	415,464

Cash and cash equivalents, end of period	$161,651	$243,415

Supplemental schedule of non-cash investing and financing activities
Purchases of property, plant and equipment through capital lease obligations	$547	$9,298

Issuance of Class B common stock for acquisitions and exchanges	$77,313	$—

Non-cash proceeds received from exercise of stock options	$27,500	$—

See notes to condensed consolidated financial statements.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation. Operating results for the three and nine-month periods ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ending July 31, 2004. The balance sheet at July 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended July 31, 2003, as filed with the United States Securities and Exchange Commission.

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2004 refers to the fiscal year ending July 31, 2004).

Note 2—Stock-Based Compensation

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, as amended, the Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (“APB No. 25”) in accounting for its stock option plans and, accordingly, compensation cost is recognized for repriced options that are subject to variable accounting treatment and therefore must be marked-to-market each quarter. In addition, compensation cost is recognized for stock options if it relates to non-qualified stock options for which the exercise price was less than the fair market value of the Company’s common stock or Class B common stock as of the date of grant. The compensation cost for these grants is amortized to expense on a straight-line basis over their vesting periods.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value based method of accounting provisions of SFAS No. 123 to stock-based employee compensation for the three and nine months ended April 30, 2004 and 2003:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net loss, as reported	$(76,849)	$(9,303)	$(72,399)	$(25,853)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects and minority interests	4,128	8,397	6,363	9,974
Deduct: Total stock-based employee compensation expense determined under the fair value based method of accounting for all awards, net of related tax effects and minority interests	(12,554)	(17,641)	(28,093)	(31,510)

Pro forma net loss	$(85,275)	$(18,547)	$(94,129)	$(47,389)

Earnings per share:
Basic—as reported	$(0.84)	$(0.12)	$(0.84)	$(0.32)

Basic—pro forma	$(0.94)	$(0.23)	$(1.09)	$(0.59)

Diluted—as reported	$(0.84)	$(0.12)	$(0.84)	$(0.32)

Diluted—pro forma	$(0.94)	$(0.23)	$(1.09)	$(0.59)

During the three and nine months ended April 30, 2004, the Company granted 0.1 million and 1.2 million restricted shares of the Company’s Class B common stock, respectively, to directors, officers, and employees under its stock option and incentive plan. In general, one third of the restricted shares vest on or about the anniversary date of each of the three years following the year of grant. Total non-cash compensation expense relating to the amortization of the restricted shares granted was $5.0 million and $6.5 million during the three and nine months ended April 30, 2004, respectively. Deferred compensation totaled $17.8 million as of April 30, 2004.

On December 18, 2001, Net2Phone’s Board of Directors approved the repricing of options to purchase shares of Net2Phone’s common stock granted on or before December 18, 2001. Options to purchase 6.4 million shares of Net2Phone’s common stock outstanding were repriced. The exercise price per share of the repriced options ranged from $3.50 to $7.00 per share. The repriced options are subject to variable accounting treatment and, therefore, the repriced options, which are vested and unexercised, must be marked-to-market each quarter. Based on Net2Phone’s stock price at April 30, 2004, Net2Phone recorded a reversal of previously recorded non-cash compensation charges of $7.6 million and $4.5 million for the three and nine months ended April 30, 2004, respectively, related to these repriced options. For the three and nine months ended April 30, 2003, Net2Phone recorded non-cash compensation charges of $1.0 million and $1.4 million, respectively, relating to this repricing.

During the three and nine months ended April 30, 2004 Net2Phone granted 0.3 million restricted shares of Net2Phone common stock, to officers, employees and a consultant under its stock option and incentive plan. In general, the restricted shares vest equally over the four years following the date of grant. Total non-cash compensation expense relating to the amortization of the restricted shares granted was $0.2 million for both the three and nine months ended April 30, 2004.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On November 25, 2003, Net2Phone issued additional shares through an underwritten common stock offering. The transaction, which was completed at $4.50 per share, included 10.5 million shares issued to the public, an additional 1.0 million shares purchased as part of an over allotment option exercised by the underwriters, and an aggregate of 2.5 million shares purchased by IDT and Liberty Media. Net2Phone received net proceeds of $58.6 million as a result of the offering (of which $5.6 million was paid by IDT). Net2Phone intends to use the net proceeds for general corporate purposes, capital expenditures, and working capital, including funding its cable telephony business.

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

As of April 30, 2004, NTOP Holdings held an aggregate of 28.9 million shares of Net2Phone’s Class A common stock, representing a majority voting stake in Net2Phone. In addition, as of April 30, 2004, the Company held 1.5 million shares of Net2Phone’s common stock directly. As of April 30, 2004 and 2003, IDT’s effective equity investment in Net2Phone (both through NTOP Holdings and directly) was approximately 19.8% and 18.6%, respectively. Accordingly, in the Company’s financial statements, during the three and nine months ended April 30, 2004 and 2003, the Company reversed in minority interests the approximately 80.2% and 81.4%, respectively, of Net2Phone’s net income (loss) attributable to the remaining shareholders of Net2Phone.

Telecommunication services agreement with Net2Phone

On October 29, 2003, IDT entered into a binding memorandum of understanding with Net2Phone, which requires Net2Phone to issue 6.9 million shares of Net2Phone Class A common stock to IDT at the time the

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

parties execute definitive telecommunications services and related agreements. Once issued, the shares will be held in escrow to secure IDT’s performance obligations under the agreements and will be released to IDT in equal annual installments over five years, with the first release scheduled for October 29, 2004. No definitive agreements have been executed as of June 14, 2004. The parties’ efforts to establish detailed terms and conditions continue.

The memorandum of understanding memorializes IDT’s agreement to provide Net2Phone with local and inter-exchange network access, termination, origination and other related services, including sales and marketing assistance and an agreement by IDT not to compete in the cable telephony market, and to allow Net2Phone to co-locate its equipment and interconnect to IDT’s network. IDT will provide Net2Phone with these services at IDT’s incremental cost plus a five percent margin.

Note 4—Business Segment Information

The Company has six reportable business segments: Wholesale Telecommunications Services, Retail Telecommunications Services, IDT Entertainment, IDT Solutions, Voice over IP (formerly known as Internet Telephony), and Menlo Park (formerly known as IDT Media). The operating results of these business segments are distinguishable and are regularly reviewed by the Company’s chief operating decision maker.

Effective fiscal 2004, the Company created a new reportable business segment, IDT Entertainment, to report the results of its animation and entertainment-related businesses. Prior to fiscal 2004, results for IDT Entertainment were consolidated with the Menlo Park segment results. To the extent possible, comparative historical results for IDT Entertainment have been reclassified from Menlo Park to conform to the current business segment presentation, although these results may not be indicative of the results which would have been achieved had the revised business segment structure been in effect during those periods.

The Wholesale Telecommunications Services business segment consists of wholesale carrier services provided to other long distance carriers. The Retail Telecommunications Services business segment includes domestic and international prepaid, rechargeable and private label calling cards, and consumer phone services to individuals and businesses. The IDT Entertainment business segment is comprised of complementary operations and investments that enable the Company to acquire, develop, finance, produce and distribute animated and other entertainment content. The IDT Solutions business segment operates through Winstar Holdings, LLC as a competitive local exchange carrier (“CLEC”) using fixed wireless technology to provide local and long distance phone services, and high speed Internet and data communications solutions. The Voice over IP business segment reflects the results of Net2Phone, a provider of VoIP telephony products and services and of cable telephony services. The Menlo Park business segment is principally responsible for the Company’s initiatives in radio broadcasting, brochure distribution and new video technologies.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Wholesale Telecommunications Services	Retail Telecommunications Services	IDT Entertainment	IDT Solutions	Voice over IP	Menlo Park	Corporate	Total
Three Months Ended April 30, 2004
Revenues	$138,516	$343,345	$40,736	$17,202	$20,751	$5,114	$—	$565,664
Operating income (loss)	(4,548)	22,642	2,360	(55,378)	877	(12,370)	(11,949)	(58,366)
Non-cash compensation	442	1,766	556	458	(7,059)	89	2,520	(1,228)
Restructuring and impairment charges	—	920	—	28,114	420	10,425	—	39,879
Three Months Ended April 30, 2003
Revenues	$109,156	$299,865	$221	$20,766	$19,585	$5,277	$—	$454,870
Operating income (loss)	(6,081)	21,761	(621)	(19,625)	(9,830)	(1,657)	(21,846)	(37,899)
Non-cash compensation	—	235	—	—	2,709	—	13,685	16,629
Restructuring and impairment charges	—	—	—	—	1,707	—	—	1,707

	Wholesale Telecommunications Services	Retail Telecommunications Services	IDT Entertainment	IDT Solutions	Voice over IP	Menlo Park	Corporate	Total
Nine Months Ended April 30, 2004
Revenues	$395,573	$1,001,768	$75,966	$57,920	$58,303	$16,162	$—	$1,605,692
Operating income (loss)	(12,614)	74,391	595	(90,851)	(15,372)	(15,346)	(33,767)	(92,964)
Non-cash compensation	704	2,885	695	533	(3,063)	262	5,359	7,375
Restructuring and impairment charges	—	920	—	32,289	1,449	10,425	—	45,083
Nine Months Ended April 30, 2003
Revenues	$288,178	$914,870	$616	$65,933	$63,357	$15,854	$—	$1,348,808
Operating income (loss)	(22,708)	66,060	(1,776)	(67,493)	25,672 (1)	(4,630)	(39,392)	(44,267)
Non-cash compensation	—	2,519	—	—	7,058	—	14,185	23,762
Restructuring and impairment charges	1,450	—	—	—	7,583	—	—	9,033

(1)	Includes a gain of $58,034 on settlement of litigation.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Numerator:
Net loss	$(76,849)	$(9,303)	$(72,399)	$(25,853)

Denominator:
Weighted-average number of shares used in calculation of earnings per share – basic	91,065	80,262	86,436	79,808
Effect of stock options and contingently issuable shares	—	—	—	—

Weighted-average number of shares used in calculation of earnings per share – diluted	91,065	80,262	86,436	79,808

Earnings per share:
Basic	$(0.84)	$(0.12)	$(0.84)	$(0.32)

Diluted	$(0.84)	$(0.12)	$(0.84)	$(0.32)

Stock options for 5.3 million and 5.0 million shares for the three and nine months ended April 30, 2004, respectively, were not included in the computation of diluted earnings per share because the Company reported net losses for these periods, and the impact of the assumed exercise of stock options would have been anti-dilutive.

Stock options for 5.1 million and 5.6 million shares and contingently issuable shares of 0.5 million and 0.6 million shares for the three and nine months ended April 30, 2003, respectively, were not included in the computation of diluted earnings per share because the Company reported net losses for these periods, and the impact of the assumed exercise of stock options and contingently issuable shares would have been anti-dilutive.

Note 6—Comprehensive Loss

The Company’s comprehensive loss consists of the following (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
Net loss	$(76,849)	$(9,303)	$(72,399)	$(25,853)
Foreign currency translation adjustments	(5,542)	(406)	(332)	(654)
Unrealized gains (losses) in available-for-sale securities	3,807	(1,566)	18,727	(1,040)

Comprehensive loss	$(78,584)	$(11,275)	$(54,004)	$(27,547)

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7—Settlement of Litigation

On March 19, 2002, Net2Phone and its ADIR Technologies, Inc. subsidiary filed suit in the United States District Court for the District of New Jersey against Cisco Systems, Inc. and a Cisco executive who had been a member of ADIR’s board of directors. The suit arose out of the relationships that had been created in connection with Cisco’s and Net2Phone’s original investments in ADIR and out of ADIR’s subsequent purchase of NetSpeak, Inc. in August 2001. In July 2002, Net2Phone and ADIR agreed to settle the suit and all related claims against Cisco and the Cisco executive in exchange for: (i) the transfer, during the first quarter of fiscal 2003, to Net2Phone of Cisco’s and Softbank Asia Infrastructure Fund’s respective 11.5% and 7.0% interests in ADIR, and (ii) the payment by Cisco, during such quarter, of $19.5 million to Net2Phone and ADIR. As a result of this settlement, Net2Phone recognized in fiscal 2003 a gain of $58.0 million, consisting of (i) a $38.9 million reduction in minority interests as a result of the transfer of the ADIR interests, (ii) the receipt of settlement proceeds of $19.5 million and (iii) a charge of $0.4 million in executive compensation directly related to the settlement.

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

Also in September 2003, in consideration for general releases from certain current and former employees of Net2Phone, and the surrender by them of their shares of ADIR common stock, ADIR cancelled the promissory notes originally delivered by such employees. The principal amount of the notes and all accrued interest equaled the book value of the surrendered shares. Therefore, the notes and accrued interest receivable of $3.5 million were written off against minority interests in the first quarter of fiscal 2004. In addition, since all outstanding ADIR shares held by employees were redeemed, all remaining ADIR options were forfeited and all ADIR employees terminated, Net2Phone wrote-off $3.8 million in unamortized deferred compensation in the first quarter of fiscal 2004. Following this transaction, Net2Phone is now the sole shareholder of ADIR. As a result, in addition to the aforementioned $2.9 million approximate non-cash gain from the acquisition of the remaining preferred shares during the first quarter of fiscal 2004, Net2Phone recorded additional non-cash other income of $9.3 million in the first quarter of fiscal 2004, representing the write-off of the unamortized deferred compensation and the reversal of the remaining minority interests balance after all minority shareholder interests have been satisfied.

The aggregate non-cash gain of $12.2 million is recorded in “investment and other income (expense)” in the accompanying condensed consolidated statements of operations for the nine months ended April 30, 2004.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9—Restructuring and Impairment Charges

The Company’s restructuring and impairment charges consist of the following (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
IDT Solutions:
Workforce reductions	$3,568	$—	$4,718	$—
Real estate network reductions	—	—	1,800	—
Connectivity reductions	—	—	1,100	—
Impairment charges	24,483	—	24,483	—
Other	63		188	—

	28,114	—	32,289	—

IDT Telecom	920	—	920	1,450
Menlo Park	10,425	—	10,425	—
Voice over IP	420	1,707	1,449	7,583

Total	$39,879	$1,707	$45,083	$9,033

In the first quarter of fiscal 2004, the Company approved a restructuring plan aimed at reducing the operating losses of IDT Solutions. On May 12, 2004, the Company announced a further restructuring plan for IDT Solutions which entails a substantial de-emphasis of IDT Solutions’ CLEC business, by ending the provision of retail switched communications services to commercial customers. IDT Solutions plans on redirecting its assets towards providing private line services, wholesale services and spectrum leasing to government and government integrators, telecommunications and cable companies and mobile and fixed line carriers, as well as backhaul services.

The restructuring plans include reductions to IDT Solutions’ workforce, real estate network and network connectivity, as well as the impairment of assets to their estimated net recoverable value. The restructuring plans are expected to be complete by the end of fiscal 2005.

IDT Solutions currently does not meet the criteria to report its exit from the retail services commercial business as a discontinued operation, since it continues to generate revenues from the business and to be continuously involved in the business during the services discontinuation process, and since it intends to continue providing services to wholesale customers, including cable telephony customers, and federal government customers.

Workforce reductions

In connection with the first quarter 2004 restructuring, IDT Solutions reduced its workforce during that quarter by 163 employees, to approximately 400 employees. For the three and nine months ended April 30, 2004, the Company recorded workforce reduction charges of nil and $1.1 million, respectively, reflecting severance compensation to the employees whose jobs were eliminated, related to the first quarter 2004 restructuring.

In connection with the May 2004 restructuring, IDT Solutions plans to eliminate all of its workforce that currently supports its retail communications CLEC business. For the three and nine months ended April 30, 2004, the Company notified 164 employees of their employment termination, and thus recorded workforce reduction charges of $3.6 million.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Real estate network and connectivity reductions

In connection with the first quarter fiscal 2004 restructuring plan, which aimed to reduce Winstar’s network of provision-ready buildings down from approximately 3,000 buildings to 2,300 buildings, the Company recorded during the three and nine months ended April 30, 2004, real estate network reduction charges totaling nil and $1.8 million, respectively, and connectivity reduction charges totaling nil and $1.1 million, respectively.

Most of IDT Solutions’ remaining connectivity is provided pursuant to month-to-month leases and, accordingly, the Company does not anticipate incurring any material restructuring charges going forward related to cancelling such connectivity.

The Company anticipates incurring costs related to the early termination of real estate leases. However, the Company has not yet negotiated the early termination on the majority of such leases. In addition, the Company has stopped paying rent on IDT Solutions’ real estate leases due to the ongoing BOMA litigation, as described below, but continues to accrue for such amounts. Also, pending the ultimate outcome of the BOMA litigation, the Company may ultimately not be required to pay any amounts due under the lease agreements. Because of the early stages of our negotiations with landlords and the uncertain outcome of the BOMA litigation, the Company is currently unable to forecast the ultimate cost to the Company. The BOMA litigation arises out of the Company’s lawsuit against the Building Owners and Managers Association of New York (BOMA), other defendants, individually and as representatives of the class of all other similarly situated parties. The suit is brought pursuant to Rule 23 of the Federal Rules of Civil Procedure against a class of defendants comprised of more than 800 owners and managers of commercial real estate properties that have entered into leases or other arrangements with Winstar (or its predecessors in interest) for access to commercial office buildings for purposes of locating telecommunications network equipment. The company alleges a tacit agreement or conspiracy between and among the defendants to thwart Winstar’s legitimate business plan to provide competitive telecommunications services to customers located in commercial real estate properties throughout the United States. The Company alleges that defendants violated Section 1 of the Sherman Act as well as its New York State counterpart, the New York Donnelley Act.

Impairments

As a result of the May 12, 2004 restructuring plan, the Company tested the recoverability of IDT Solutions’ Long-Lived Assets, as the Company suspected that the carrying value of these assets may no longer be fully recoverable. In connection with such test, the Company recorded impairment charges of $13.3 million, $6.2 million, and $5.0 million to write down fixed assets, capitalized labor and intangibles, respectively, to their estimated net realizable value, during the three and nine months ended April 30, 2004.

During the three and nine months ended April 30, 2004, impairment charges also included charges of $10.4 million relating to Menlo Park’s write-off of the value of our TyCom undersea fiber assets that TyCom Ltd. and several related Tyco entities were to deliver to us pursuant to a settlement agreement that resolved a prior dispute. The Company has commenced litigation against TyCom and its related Tyco entities alleging that they have breached the settlement agreement by failing to deliver the fiber assets to IDT.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reserve summary

The following table summarizes the remaining reserve balances related to restructuring and impairment charges:

	Balance at July 31, 2003	Charged to Expense	Payments	Non-cash Charges	Reserve Adjustments	Balance at April 30, 2004
IDT Solutions:
Workforce reductions	$—	$4,718	$(1,482)	$—	$—	$3,236
Real estate network reductions	—	1,800	(1,800)	—	—	—
Connectivity reductions	—	1,100	(1,100)	—	—	—
Impairment charges	—	24,483	—	(24,483)	—	—
Other	—	188	(188)	—	—	—

	—	32,289	(4,570)	(24,483)	—	3,236
IDT Telecom	—	920	—	(920)	—	—
Menlo Park	—	10,425	—	(10,425)	—	—
Voice over IP	4,784	1,878	(3,644)	(614)	(430)	1,974

Total	$4,784	$45,512	$(8,214)	$(36,442)	$(430)	$5,210

Note 10—Liberty Media and Hicks Muse Transactions

On March 4, 2004, the Company consummated an Agreement and Plan of Merger with Liberty Media and certain of its subsidiaries that held, in the aggregate, 1,117 shares of Class A common stock of IDT Investments, a subsidiary of the Company, 10,000 shares of Class B common stock of IDT Investments and 40,000 shares of Series A preferred stock of IDT Investments. Pursuant to the Agreement and Plan of Merger, the subsidiaries that held shares of capital stock of IDT Investments were merged with and into a wholly owned subsidiary of IDT. The merger consideration consisted of 2.8 million shares of IDT Class B common stock with a fair market value of $55.5 million, consisting of 0.9 million newly issued shares and 1.9 million shares which were delivered from treasury stock. The Company accounted for the acquisition of the IDT Investments Class A common stock and Class B common stock under the purchase method of accounting and for the acquisition of the IDT Investments preferred stock as a capital transaction. In connection with this transaction, the Company recorded a reduction to treasury stock of $30.6 million, a reduction in minority interests of $24.4 million, and goodwill of $6.2 million, which represents the excess purchase price paid over the fair value of the IDT Investments percentage of net assets acquired. The Company also recorded an increase to minority interest expense of $7.1 million, of which $5.5 million related to prior fiscal years, to adjust the acquired preferred stock to its accreted value.

Also on March 4, 2004, the Company consummated an Exchange Agreement with a subsidiary of Liberty Media that held 750 shares of Series A preferred stock of IDT Telecom, a subsidiary of IDT. Pursuant to the Exchange Agreement, the shares of Series A preferred stock of IDT Telecom were exchanged for 0.5 million shares of IDT Class B common stock, with a fair market value of $9.5 million, all of which were delivered from treasury stock. The Company accounted for this exchange as a capital transaction. In connection with the exchange, the Company recorded a reduction to treasury stock of $7.6 million, an increase to additional paid-in capital of $1.9 million, and the $9.5 million offset as a reduction in minority interests.

On April 28, 2004, Hicks, Muse, Tate & Furst Incorporated (“HMTF”) exercised an option that it held to purchase 2.2 million shares of the Company’s Class B common stock at an exercise price of $12.50 per share. As consideration for the aggregate cash exercise price of $27.5 million, HMTF delivered to the Company 18,195 shares of Series B preferred stock of IDT Investments that it held. The Company accounted for the receipt of the

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

preferred stock as a capital transaction and recorded a reduction in minority interests of $12.2 million and a reduction to additional paid-in capital of $15.3 million. In addition, the Company also recorded an increase to minority interest expense of $2.9 million, of which $2.1 million related to prior fiscal years, to adjust the preferred stock received to its accreted value.

The objective of the above transactions was to eliminate the need for a future cash payment by IDT upon maturity of the preferred stock of IDT Investments and IDT Telecom, and to simplify the ownership structure of IDT.

Note 11—Acquisitions

Mainframe Entertainment

On December 1, 2003, the Company consummated the acquisition of a controlling interest in Mainframe Entertainment, Inc., a Canadian company, by purchasing 43.8 million shares of common stock of Mainframe for an aggregate cash purchase price of $7.6 million. Mainframe is a creator of computer generated image animation for feature films, TV and direct-to-video products. In addition, the Company entered into an agreement to loan Mainframe up to Cdn$4.2 million, the outstanding balance of which is convertible at the option of the Company into fully paid shares of common stock of Mainframe. If the loan conversion right is not exercised by the Company, then the unpaid principal and interest will be payable in full to the Company no later than five years from the date of the first loan. As of April 30, 2004, no loans have been advanced to Mainframe under the loan agreement. The acquisition was accounted for under the purchase method of accounting, and accordingly, the net assets and results of operations of the acquired business was included in the consolidated financial statements from the date of acquisition. The Company recorded $5.5 million of goodwill in connection with the acquisition, representing the excess purchase price over the fair value of the acquired assets.

Anchor Bay Entertainment

On December 11, 2003, IDT consummated the acquisition of the Anchor Bay Entertainment Group for an aggregate cash purchase price of approximately $57.5 million, net of cash acquired, plus transaction related costs that included the issuance of 0.1 million shares of IDT Class B common stock with a fair market value of $1.2 million. Anchor Bay is an independent video label that licenses films and other programming for home entertainment distribution. The acquisition was accounted for under the purchase method of accounting, and accordingly, the net assets and results of operations of the acquired business was included in the consolidated financial statements from the date of acquisition. The preliminary purchase price allocation pending final valuation is as follows (in thousands):

Trade accounts receivable, inventory and other currents assets	$24,461
Goodwill	23,409
Intangible assets and other assets	26,593
Trade accounts payable, accrued expenses and other current liabilities	(16,990)

Purchase price, net of cash acquired	$57,473

DKP Effects

On March 29, 2004, the Company consummated the acquisition of DKP Effects, a Canadian company, for an aggregate purchase price of $7.5 million, consisting of 0.3 million shares of IDT Class B common stock, with a fair market value of $6.0 million and $1.5 million in cash. DKP is in the business of producing three-dimensional animation and special effects. The acquisition was accounted for under the purchase method of

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting, and accordingly, the net assets and results of operations of the acquired business was included in the consolidated financial statements from the date of acquisition. The Company recorded $4.4 million of goodwill in connection with the acquisition, representing the excess purchase price over the fair value of the acquired assets.

Manga Entertainment

On June 9, 2004, the Company consummated the acquisition of Manga Entertainment from Palm Entertainment Properties, LLC for an aggregate purchase price of $18.0 million, consisting of $6.0 million in cash and 0.7 million shares of the Company’s Class B common stock, with a fair market value of $12.0 million. Manga Entertainment is a film company specializing in the production, distribution and worldwide marketing of Japanese animation, or “anime”, for home video and theatrical releases, and television broadcast. The acquisition will be accounted for under the purchase method of accounting, and accordingly, the net assets and results of operations of the acquired business will be included in the consolidated financial statements from the date of acquisition.

In the event that Palm Entertainment sells any of the shares of the Company’s Class B common stock received at closing in the open market within ninety days of the June 9, 2004 closing date, and realizes less than the original $12.0 million stock consideration value in actual gross proceeds from the sale of such shares, the Company will issue to Palm Entertainment additional shares of the Company’s Class B common stock equal in value to the difference between the original stock consideration value and the actual gross proceeds realized by Palm Entertainment in such sales.

In the event that Manga Entertainment meets or exceeds certain financial projections between the period commencing July 1, 2004 through June 30, 2007, the Company will pay Palm Entertainment an additional earnout consideration of $2.0 million, comprised of a combination of cash and the Company’s Class B common stock. Should the Company pay the additional contingent consideration, such payment shall be treated as an additional element of the cost of the acquisition.

In addition, the Company agreed to invest for new content acquisitions and co-productions on behalf of Manga Entertainment at least $2.7 million between June 9, 2004 and June 9, 2005, and $6.5 million between June 9, 2004 and June 9, 2006. In the event that the Company does not make such investments on behalf of Manga Entertainment during any applicable period, the $2.0 million earnout payment described above will be deemed to be automatically due and payable by the Company, regardless of whether Manga Entertainment meets the stipulated financial projections.

Note 12—Legal Proceedings and Contingencies

Legal proceedings in which the Company is involved are more fully described in the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended July 31, 2003. The following discussion is limited to material recent developments, if any, concerning the Company’s legal proceedings since the end of the prior fiscal quarter and should be read in conjunction with such earlier Annual Report and subsequently filed quarterly reports. Unless otherwise indicated, all legal proceedings discussed in the Company’s earlier Annual Report or subsequently filed Quarterly Reports remain outstanding.

With respect to the Company’s statement of claim filed with the American Arbitration Association naming Telefonica Internacional, S.A. as the Respondent, in connection with the Arbitrator’s award, the Company recorded the $21.6 million receipt of proceeds in “other income” during the second quarter of fiscal 2004.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

IDT Telecom

With respect to the complaint filed by PT-1 Communications, Inc. against the Company, on May 10, 2004, the parties executed a settlement agreement, pursuant to which the Company agreed to pay $14.3 million to PT-1, to be paid through the issuance of shares of the Company’s Class B common stock. The settlement requires court approval, which is expected to be obtained in June 2004.

IDT Solutions

With respect to the adversary proceeding filed by Christine C. Shubert, as Chapter 7 Trustee of the Debtors’ Estate, the parties executed a settlement agreement pursuant to which the Company will make a $2.0 million payment to the Winstar estate. The Trustee will be filing a motion for final court approval of the settlement.

With respect to the complaint filed by Integra Telecom Holdings, Inc. against the Company, the parties settled this matter with a nominal payment by the Company to Integra.

In June 2004, the Company entered into a settlement agreement with BellSouth Telecommunications, Inc. pursuant to which the Company made a payment of $1.1 million in satisfaction of all amounts owed by IDT Solutions to BellSouth for services through June 28, 2004. In addition, the Company released any claim of entitlement it may have to certain monies (approximately $1.3 million) held on account by BellSouth, and BellSouth in turn released any claim of entitlement it may have to an escrow account (amounting to $0.5 million) that the Company has maintained.

Net2Phone

With respect to the action by Multi-Tech Systems, Inc., Multi-Tech filed a Petition for a Rehearing with the Court of Appeals, which was denied. Multi-Tech has until June 29, 2004, to decide whether to file a petition with the United States Supreme Court asking for the Court to review the decision of the Supreme Court of Appeals.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the notes to the condensed consolidated financial statements, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. Such forward-looking statements include, among other things, our plans to develop and market new products and services, improve our financial performance, enter new customer and geographic markets, expand our consumer phone services, restructure the operations of IDT Solutions and develop our animation and entertainment businesses and the possible outcome of our litigation. Such forward-looking statements also include our expectations concerning factors affecting the markets for our products, such as changes in the U.S. and the international regulatory environment and the demand for telecommunication services. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed in this report. In addition to the factors specifically noted in the forward-looking statements, other important factors that could result in those differences include, but are not limited to, the fact that: each of our telecommunications business lines is highly sensitive to declining prices, which could adversely affect our revenues and margins; because our prepaid calling cards generate the bulk of our revenues, our financial results are substantially dependent upon success in that area; we may not be able to obtain sufficient or cost-effective termination capacity to particular destinations to keep up with our growth of minutes of use to such destinations; termination of our carrier agreements with foreign partners or our inability to enter into carrier agreements in the future could materially and adversely affect our ability to compete in foreign countries; our revenues and growth will suffer if our distributors and sales representatives, particularly Union Telecard, fail to effectively market and distribute our prepaid calling cards and other services; we are restructuring IDT Solutions and redeploying its assets, and the impairment and reorganization costs could be greater than anticipated; we have incurred significant losses since inception, and may continue to do so; our entertainment operations are affected by external factors in the motion picture and television industry; our internally developed film properties may not generate significant revenues at the box office or may otherwise not be profitable; our entertainment division may not generate enough revenues from licensed properties to cover the licensing and marketing costs; our growth strategy depends in part on acquiring and integrating complementary businesses and assets and expanding existing operations, which we may not be able to do; federal, state and international government taxation and regulations, including changes to UNE-P regulations, may reduce our ability to provide services; telecommunications regulations of other countries may restrict our operations; the regulation of VoIP services as a telecommunications service may adversely impact our Voice over IP segment; the infringement or duplication of our proprietary technology could increase competition and we could incur substantial costs in defending or pursuing any claims relating to proprietary rights; and other factors and risks set forth in our Annual Report on Form 10-K/A (Amendment No. 2) for fiscal 2003 and our other filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth herein and the other information set forth from time to time in our reports filed with the United States Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K/A (Amendment No. 2) for fiscal 2003.

Overview

General

We are a multinational telecommunications and entertainment company. Our primary telecommunications offerings are prepaid calling cards, wholesale carrier services and consumer and business local and long distance phone services. Our entertainment business is comprised of complementary operations and investments that enable us to acquire, develop, finance, produce and distribute animated and other entertainment content. We also operate various media-related businesses including brochure distribution, video conferencing and communications technology, and radio operations.

Outlook

We have derived, and continue to derive, the majority of our revenues from IDT Telecom’s businesses, consisting primarily of our Retail Telecommunications Services segment, which markets prepaid and rechargeable calling cards and consumer phone services, and our Wholesale Telecommunications Services segment, which markets wholesale carrier services. These businesses have accounted for the bulk of our operating expenses as well (excluding restructuring and impairment charges). In fiscal 2003, IDT Telecom’s revenues accounted for 89.3% of our total revenues, compared to 89.1% in fiscal 2002 and 97.9% in fiscal 2001. In the three months ended April 30, 2004, IDT Telecom accounted for 85.2% of our total revenues, compared to 89.9% in the three months ended April 30, 2003.

For the remainder of fiscal 2004, we anticipate continued revenue growth in both our Retail Telecommunications Services segment, driven by the continued roll out of America Unlimited – our bundled local and domestic long distance service plan, and the introduction of several new aggressively priced cards, and our Wholesale Telecommunications Services segment, with our increasing business with Tier 1 carriers. We believe that the Retail Telecommunications Services segment will continue to account for 70% to 80% of IDT Telecom’s total consolidated revenues for fiscal 2004.

The worldwide telecommunications industry has been characterized in recent years by intense price competition, which has resulted in a significant decline in both our average revenue-per-minute price and our average per-minute termination cost. Average revenue-per-minute represents the average revenue per minute we recognize on the minutes that we sell within our retail and wholesale segments (excluding minutes of use related to our consumer phone services business, which are not carried through our own network). Our average termination cost per minute represents our average direct cost of revenues per minute that we buy in order to terminate calls related to our retail and wholesale segments (excluding minutes of use related to our consumer phone services business, which are not carried through our own network). The lower price environment has led some of our competitors to de-emphasize their wholesale carrier operations and prepaid calling card services in order to focus on higher margin retail telecommunications businesses such as consumer phone services. In addition, many of our competitors in both of these market segments have ceased operations altogether. This has helped us gain some market share, particularly in the retail calling card business. However, in both the retail services and wholesale carrier businesses, our remaining competitors, although fewer in number, have continued to aggressively price their services. This has led to continued erosion in pricing power, both in our retail and wholesale markets, and as a result we have generally passed along our per-minute cost savings to our customers, in the form of lower prices. Therefore, although IDT Telecom’s minutes of use have been increasing substantially, IDT Telecom’s revenues have increased at a much slower rate.

As a result of the acquisition of Anchor Bay Entertainment Group and Mainframe Entertainment in December 2003 and DKP Effects in March 2004, IDT Entertainment reported substantial revenue growth over the first three quarters of fiscal 2003. We expect to report continued revenue growth in the fourth quarter of fiscal

2004, as the results of DKP and Manga Entertainment will be consolidated with our results from their respective dates of acquisition. We also anticipate that IDT Entertainment will continue to incur significant costs related to its existing and other new businesses.

On May 12, 2004, we announced a reorganization of IDT Solutions which entails a substantial de-emphasis of IDT Solutions’ CLEC business, by ending the provision of retail switched communications services to commercial customers. IDT Solutions plans on redirecting its assets towards providing private line services, wholesale services and spectrum leasing to government and government integrators, telecommunications and cable companies and mobile and fixed line carriers, as well as backhaul services.

Our Voice over IP segment (formerly referred to as our Internet Telephony segment), consisting primarily of Net2Phone, provides cable operators with a solution through which they can offer their cable subscribers residential phone services. Net2Phone expects their cable telephony business to represent an increasing portion of their revenue in future years. In addition, Net2Phone expects to incur significant costs and capital expenditures to fund the expected growth of this business.

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

Three Months Ended April 30, 2004 Compared to Three Months Ended April 30, 2003

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, certain income and expense items are properly not reflected in the operating business segments discussions, but are only reflected in our Consolidated discussion.

Effective fiscal 2004, we created a new reportable business segment, IDT Entertainment, to report the results of our animation and entertainment-related businesses. Prior to fiscal 2004, results of IDT Entertainment were consolidated with the Menlo Park (formerly referred to as our IDT Media segment). To the extent possible, comparative historical results for IDT Entertainment have been reclassified from Menlo Park to conform to the current business segment presentation, although these results may not be indicative of the results that would have been achieved had the revised business segment structure been in effect during those periods.

Consolidated

Revenues. Our revenues increased 24.4%, from $454.9 million in the three months ended April 30, 2003 to $565.7 million in the three months ended April 30, 2004. The increase in our consolidated revenues is mainly due to a 17.8% increase in IDT Telecom revenues, as well as the revenues from acquisitions made by IDT Entertainment in December 2003 and March 2004. The growth in IDT Telecom revenues primarily resulted from a 18.6% growth in minutes of use (excluding minutes related to our consumer phone services business, which are not carried through our own network), from 4.2 billion in the three months ended April 30, 2003 to 5.0 billion in the three months ended April 30, 2004, which was partially offset by lower average revenues per-minute.

Direct Cost of Revenues. Direct cost of revenues increased 23.5%, from $347.1 million in the three months ended April 30, 2003 to $428.7 million in the three months ended April 30, 2004. The increase is due primarily to the growth in our telecommunications minutes of use and the acquisitions made by IDT Entertainment in December 2003 and March 2004. As a percentage of total revenues, direct costs decreased from 76.3% in the three months ended April 30, 2003 to 75.8% in the three months ended April 30, 2004. This decrease in direct costs as a percentage of total revenues is mostly due to a decline in average cost-per-minute at IDT Telecom and as a result of the Anchor Bay acquisition.

Selling, General and Administrative. Selling, general and administrative expenses increased 25.7%, from $105.0 million in the three months ended April 30, 2003 to $132.0 million in the three months ended April 30, 2004. This increase is primarily due to the acquisitions made by IDT Entertainment in December 2003 and March 2004, the increase in costs to support the expanded operations of IDT Entertainment and the higher marketing and advertising costs and higher bad debt expense resulting from the roll out of America Unlimited, our bundled local and long distance service plan. As a percentage of total revenues, selling, general and administrative expenses increased from 23.1% in the three months ended April 30, 2003 to 23.3% in the three months ended April 30, 2004, as selling, general and administrative expenses grew at a slightly faster rate than did revenues.

Depreciation and Amortization. Depreciation and amortization expense increased 10.3%, from $22.3 million in the three months ended April 30, 2003 to $24.6 million in the three months ended April 30, 2004. The increase is primarily due to our higher fixed asset base during the three months ended April 30, 2004, reflecting the expansion of our telecommunications network infrastructure and facilities. As a percentage of revenues, depreciation and amortization expense was 4.9% in the three months ended April 30, 2003 compared to 4.3% in the three months ended April 30, 2004, as a revenues grew at a faster rate than did depreciation and amortization expense.

Non-cash Compensation. Non-cash compensation charges were $16.6 million in the three months ended April 30, 2003 compared to negative non-cash compensation of $1.2 million in the three months ended April 30, 2004. Refer to the respective segment sections for a discussion on non-cash compensation charges.

Restructuring and Impairment Charges. Restructuring and impairment charges were $1.7 million in the three months ended April 30, 2003 compared to $39.9 million in the three months ended April 30, 2004. Refer to the respective section of the IDT Telecom, IDT Solutions and Voice over IP segments for a full discussion on restructuring and impairment charges. In addition, during the three months ended April 30, 2004, impairment charges also included $10.4 million relating to Menlo Park’s write-off of the value of our TyCom undersea fiber assets, that TyCom Ltd. and several related Tyco entities were to deliver to us pursuant to a settlement agreement that resolved a prior dispute. We have commenced litigation against TyCom and its related Tyco entities alleging that they have breached the settlement agreement by failing to deliver the fiber assets to us.

Loss from Operations. Our loss from operations was $37.9 million in the three months ended April 30, 2003 compared to a loss from operations of $58.4 million in the three months ended April 30, 2004. The increased loss from operations is primarily due to the significant restructuring and impairment charges recorded at IDT Solutions and Menlo Park, offset by a benefit from the reversal of previously recorded non-cash compensation charges at Voice over IP, and increased income from operations at IDT Telecom, IDT Entertainment and at Corporate.

Interest. Net interest income was $6.7 million in the three months ended April 30, 2003, compared to net interest income of $5.1 million in the three months ended April 30, 2004. The decrease is due primarily to the lower average cash, cash equivalents and marketable securities balances in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003.

Other Income (Expense). Other income (expense) amounted to income of $12.0 million in the three months ended April 30, 2003, compared to an expense of $1.8 million in the three months ended April 30, 2004.

Included in other income for the three months ended April 30, 2003 was a charge of $1.6 million related to an obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T, net realized losses from investments totaling $8.8 million, and a $22.4 million gain on the sale of subsidiary stock as a result of our sale, to Liberty Media, of 5.6% of our IDT Entertainment and Menlo Park subsidiaries in April 2003.

Minority Interests. Minority interest expense was $1.0 million for the three months ended April 30, 2003 compared to $18.0 million for the three months ended April 30, 2004. The increase in minority interest expense is due to the $8.9 million reduction in net loss that Net2Phone reported in the three months ended April 30, 2004, as compared to the three months ended April 30, 2003, of which the share of such net loss reduction attributable to other shareholders of Net2Phone was reflected by us as a year-over-year increase to minority interest expense.

On March 4, 2004, as part of a larger transaction, we acquired from Liberty Media 40,000 shares of Series A preferred stock of IDT Investments, a subsidiary of IDT. In connection with this transaction, we recorded an increase to minority interest expense of $7.1 million, of which $5.5 million related to prior fiscal years, to adjust the acquired preference stock to its accreted value.

In addition, on April 28, 2004, in conjunction with an exercise by Hicks, Muse, Tate & Furst Incorporated (“HMTF”) of 2.2 million options to acquire shares of IDT Class B common stock, we received from HMTF 18,195 shares of Series B preferred stock of IDT Investments that it held. In connection with this transaction, we recorded an increase to minority interest expense of $2.9 million, of which $2.1 million related to prior fiscal years, to adjust the preferred stock received to its accreted value.

Income Taxes. We recorded an income tax benefit of $10.8 million in the three months ended April 30, 2003, compared to income tax expense of $3.8 million in the three months ended April 30, 2004.

Net Loss. Our consolidated net loss was $9.3 million in the three months ended April 30, 2003 compared to a consolidated net loss of $76.8 million in the three months ended April 30, 2004. The net loss in the three months ended April 30, 2003 and 2004, was a result of the combined factors for each of the segments discussed below, as well as those items detailed above.

IDT Telecom—Retail Telecommunications Services and Wholesale Telecommunications Services Segments

Revenues. IDT Telecom revenues increased 17.8%, from $409.0 million in the three months ended April 30, 2003 to $481.8 million in the three months ended April 30, 2004. Revenues increased primarily as a result of a 18.6% growth in minutes of use (excluding minutes related to our consumer phone services business, which are not carried through our own network) from 5.0 billion in the three months ended April 30, 2003 to 4.9 billion in the three months ended April 30, 2004. IDT Telecom experienced growth in minutes of use in both its Retail Telecommunications Services and Wholesale Telecommunications Services segments, in both the U.S. and international operations. Minutes of use grew at a faster rate than did revenues, reflecting a 6.3% decline in average revenue-per-minute, from $0.0870 during the three months ended April 30, 2003 to $0.0815 during the three months ended April 30, 2004. The decrease in average revenue-per-minute is due to a number of factors, including continued competition in both retail and wholesale markets, and the introduction of new, aggressively priced calling cards in nearly all of our markets during the third quarter of fiscal 2004.

Revenues from the Retail Telecommunications Services segment increased $43.4 million, or 14.5%, from $299.9 million in the three months ended April 30, 2003 to $343.3 million in the three months ended April 30, 2004. This growth was the result of a $17.1 million increase in sales of calling cards and a $26.4 million increase in consumer phone services revenues. As a percentage of IDT Telecom’s overall revenues, Retail Telecommunications Services revenues decreased from 73.3% in the three months ended April 30, 2003 to 71.2% in the three months ended April 30, 2004, as revenues from our Wholesale Telecommunications Services segment grew at a faster rate than did our retail business revenues. Calling card sales increased 6.6%, from

$260.7 million in the three months ended April 30, 2003 to $277.8 million in the three months ended April 30, 2004, as a result of the introduction of several new calling cards in nearly all of our markets. A new card is generally introduced with attractive low per-minute pricing, which is gradually increased as the card gains acceptance and builds market share. The increase in new calling card introductions was part of IDT’s plan to aggressively seek market share in both its traditional Northeast U.S. markets, as well as in several other key areas, such as California, Florida and Texas. In addition, the growth in our calling card revenues resulted from the expansion of our distribution network beyond our traditional Northeastern U.S. territory, as well as the continued growth of European operations, both in our U.K. market as well as in other markets such as France, Italy and Scandinavia, and in our South American and Asian operations.

Calling card sales as a percentage of Retail Telecommunications Services revenues decreased from 86.9% in the three months ended April 30, 2003 to 80.9% in the three months ended April 30, 2004, as revenues from consumer phone services grew at a faster rate than did revenues from calling card sales. Revenues from consumer phone services, in which we act as a switchless reseller of another company’s network, increased 67.7%, from $39.0 million in the three months ended April 30, 2003 to $65.4 million in the three months ended April 30, 2004. The consumer phone services revenue increase is due to the September 2003 launch of America Unlimited, our residential bundled phone service including unlimited local, regional and long distance calling within the U.S., for a fixed monthly fee. We now offer the service in a total of twelve states, having recently launched service in Florida and Georgia. In addition, we anticipate initiating service in California during the fourth quarter of fiscal 2004. In the three months ended April 30, 2004, we had an average of approximately 659 thousand consumer phone services customers compared to approximately 624 thousand customers in the year-ago comparative period. Beginning in early fiscal 2004, we significantly increased the marketing and advertising expenditures of our consumer phone services business, in an attempt to accelerate the growth of our customer base. These expenditures, while reducing consumer phone services operating profits in the near term, are expected to lead to a rise in the number of active customers, revenues and profits over the longer term.

Wholesale Telecommunications Services revenues increased $29.3 million, or 26.8%, from $109.2 million in the three months ended April 30, 2003 to $138.5 million in the three months ended April 30, 2004. As a percentage of IDT Telecom’s total revenues, Wholesale Telecommunications Services revenues increased from 26.7% in the three months ended April 30, 2003 to 28.7% in the three months ended April 30, 2004. The increase in revenues occurred as a result of the growth in wholesale carrier minutes. In recent years, our wholesale carrier business has curtailed or ceased completely its sales to financially unstable carriers. During the three months ended April 30, 2004, we continued to grow our Wholesale Telecommunications Services revenues through expanded operations in Europe, Latin America and Asia-Pacific. Throughout all regions of operations, expanding business with Tier 1 carriers continued to drive growth.

Direct Cost of Revenues. Direct cost of revenues increased 16.5%, from $316.1 million in the three months ended April 30, 2003 to $368.2 million in the three months ended April 30, 2004, due to the higher revenue and minutes base. As a percentage of IDT Telecom’s total revenues, direct costs decreased from 77.3% in the three months ended April 30, 2003, to 76.4% in the three months ended April 30, 2004. The decrease in direct costs as a percentage of total revenues occurred despite our average revenues-per-minute price declining at a faster rate than our per minute costs of terminating traffic. Our average termination cost-per-minute declined 4.9% to $0.0701 in the three months ended April 30, 2004, from $0.0737 in the three months ended April 30, 2003.

Direct cost of revenues for Retail Telecommunications Services increased $24.6 million, or 11.2%, from $220.3 million in the three months ended April 30, 2003 to $244.9 million in the three months ended April 30, 2004. This total cost increase reflects a $10.4 million increase in direct costs for our calling card business and a $14.2 million increase in direct costs for our consumer phone services business. As a percentage of Retail Telecommunications Services revenues, direct costs decreased from 73.5% in the three months ended April 30, 2003 to 71.3% in the three months ended April 30, 2004, due primarily to the change in product mix for Retail Telecommunications Services towards the consumer phone services business, which commands a significantly higher gross margin.

Direct cost of revenues for consumer phone services increased 82.0%, from $17.3 million in the three months ended April 30, 2003 to $31.5 million in the three months ended April 30, 2004. The increase is due to the significant growth in consumer phone services revenues. As a percentage of consumer phone services revenues, direct costs increased from 44.5% in the three months ended April 30, 2003, to 48.2% in the three months ended April 30, 2004, reflecting the significant shift in our consumer phone services customer base towards the lower margin America Unlimited bundled product, which carries a lower margin on a percentage basis than our historical long distance-only service.

Direct cost of revenues for Wholesale Telecommunications Services increased 28.6%, from $95.9 million in the three months ended April 30, 2003 to $123.3 million in the three months ended April 30, 2004. The increase in absolute dollars is due to the growth in wholesale carrier minutes. As a percentage of Wholesale Telecommunications Services revenues, direct costs increased from 87.8% in the three months ended April 30, 2003 to 89.0% in the three months ended April 30, 2004. This increase occurred as a result of our per minute costs for terminating traffic increasing at a faster rate than did our average revenue-per-minute.

Selling, General and Administrative. Selling, general and administrative expenses increased 23.8%, from $61.4 million in the three months ended April 30, 2003 to $76.0 million in the three months ended April 30, 2004. The increase is due to several factors, including increased sales and marketing efforts and increased bad debt expense for our Retail Telecommunications Services segment, as well as increased salaries, and facilities costs related to the expansion of our infrastructure and bases of operation to facilitate our current and anticipated future sales growth. In particular, we incurred significantly higher customer acquisition costs in the form of increased marketing, advertising and bad debt expenses as a result of our continued roll-out of the America Unlimited bundled product. We also incurred significant marketing costs related to the introduction of our consumer phone services in the U.K., which is being marketed under the “Toucan” brand. As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses increased from 15.0% in the three months ended April 30, 2003, to 15.8% in the three months ended April 30, 2004, as selling, general and administrative expenses grew at a faster rate than our revenues.

Depreciation and Amortization. Depreciation and amortization expense increased 5.1%, from $15.6 million in the three months ended April 30, 2003 to $16.4 million in the three months ended April 30, 2004, as a result of a higher fixed asset base. As a percentage of IDT Telecom’s total revenues, depreciation and amortization expense decreased from 3.8% in the three months ended April 30, 2003 to 3.4% in the three months ended April 30, 2004, as revenues grew at faster rate than did depreciation and amortization.

Non-cash Compensation. We recorded non-cash compensation of $2.2 million in the three months ended April 30, 2004 compared to $0.2 million in the three months ended April 30, 2003, primarily related to the amortization of deferred compensation from restricted stock grants, and to charges for stock options granted to outside consultants for past services.

Restructuring and Impairment Charges. Impairment charges of $0.9 million were recorded by IDT Telecom during the three months ended April 30, 2004, resulting from the write-off of goodwill relating to an unprofitable call center business which we chose not to fund any further. No such charges were recorded during the three months ended April 30, 2003.

Income from Operations. IDT Telecom’s income from operations was $15.7 million in the three months ended April 30, 2003, compared to income from operations of $18.1 million in the three months ended April 30, 2004. The increase in income from operations resulted primarily from the revenue and gross profit growth in both the Retail Telecommunications Services and Wholesale Telecommunications Services segments, partially offset by the increase in selling, general and administrative expenses.

IDT Entertainment Segment

On December 1, 2003, we consummated the acquisition of a controlling interest in Mainframe Entertainment, a Canadian company, for an aggregate cash purchase price of $7.6 million. Mainframe is a creator of computer generated image animation for feature films, TV and direct-to-video products. On December 11, 2003, we consummated the acquisition of Anchor Bay for an aggregate cash purchase of approximately $57.5 million, net of cash acquired. Anchor Bay is an independent video label that licenses films and other programming for home entertainment distribution. On March 29, 2004, we consummated the acquisition of DKP Effects, a Canadian company, for an aggregate purchase price of $7.5 million, consisting of 0.3 million shares of IDT Class B common stock with a fair market value of $6.0 million, and $1.5 million in cash. DKP is in the business of producing three-dimensional animation and special effects. Mainframe, Anchor Bay, and DKP are included in our results of operations from their respective dates of acquisition.

Revenues. Revenues were $0.2 million in the three months ended April 30, 2003, compared to $40.7 million in the three months ended April 30, 2004. The increase in revenues is primarily due to the consolidation of Film Roman, which represented $12.3 million of the increase, Mainframe, which represented $3.1 million of the increase, Anchor Bay, which represented $24.8 million of the increase, and DKP, which represented $0.3 million of the increase. We anticipate that revenues will increase in the fourth quarter of fiscal 2004, as DKP, which was acquired in March 2004 and results for Manga Entertainment, which was acquired in June 2004, will be included with the total quarter’s results. By fiscal 2006, in addition to ongoing contract and distribution activities, IDT Entertainment expects to bring several of its own projects to market. They are expected to include the theatrical release of IDT Entertainments’ first two feature films based on internally developed content.

Direct Cost of Revenues. Direct cost of revenues increased from nil in the three months ended April 30, 2003 to $28.3 million in the three months ended April 30, 2004. As a percentage of IDT Entertainment’s revenues, direct cost of revenues was 69.5% in the three months ended April 30, 2004. The increase is primarily due to the consolidation of Film Roman, which represented $10.4 million of the increase, Mainframe, which represented $1.6 million of the increase, Anchor Bay, which represented $16.1 million of the increase, and DKP, which represented $0.3 million of the increase. Direct cost of revenues consist primarily of production labor costs in the case of Film Roman, Mainframe and DKP, and direct product costs in the case of Anchor Bay, including postage, shipping and royalty expenses.

Selling, General and Administrative. Selling, general and administrative expenses increased from $0.8 million in the three months ended April 30, 2003 to $8.3 million in the three months ended April 30, 2004. As a percentage of IDT Entertainment’s revenues, selling, general and administrative expenses were 20.4% in the three months ended April 30, 2004. The increase in selling, general, and administrative expenses is primarily due to the consolidation of Film Roman, Mainframe, Anchor Bay and DKP, and relates primarily to compensation costs and advertising and promotional expenditures.

Depreciation and Amortization. Depreciation and amortization expense was nil in the three months ended April 30, 2003, compared to $1.2 million in the three months ended April 30, 2004. As a percentage of IDT Entertainment’s revenues, depreciation and amortization expense was 2.9% in the three months ended April 30, 2004. The increase is primarily due to the consolidation of Film Roman, Mainframe, Anchor Bay and DKP.

Non-cash Compensation. Non-cash compensation charges were $0.6 million in the three months ended April 30, 2004, and related to the amortization of deferred compensation from restricted stock grants. No such charges were recorded during the three months ended April 30, 2003.

Income (Loss) from Operations. Loss from operations in the three months ended April 30, 2003 was $0.6 million compared to income from operations of $2.4 million in the three months ended April 30, 2004.

IDT Solutions Segment

Revenues. Revenues decreased 17.3%, from $20.8 million in the three months ended April 30, 2003 to $17.2 million in the three months ended April 30, 2004. Since the acquisition of the Winstar assets in December 2001, we have significantly restructured and downsized the acquired business, and we are in the process of terminating the retail customers. While we are redeploying the assets and focusing on revenue opportunities outside of the traditional competitive local exchange carrier business model, we anticipate that revenue will decline sharply in the near term and we can not predict at this time the potential revenue from the new revenue opportunities.

Direct Cost of Revenues. Direct cost of revenues consists primarily of two components, connectivity for the network backbone and lease payments for the network of provision-ready buildings. Direct cost of revenues decreased 2.9%, from $20.7 million in the three months ended April 30, 2003 to $20.1 million in the three months ended April 30, 2004. As a percentage of IDT Solutions’ revenues, direct costs increased from 99.5% in the three months ended April 30, 2003 to 116.9% in the three months ended April 30, 2004, primarily as a result of underutilized network connectivity and leased space as a result of the restructuring that is in process.

Selling, General and Administrative. Selling, general and administrative expenses increased 29.0%, from $16.2 million in the three months ended April 30, 2003 to $20.9 million in the three months ended April 30, 2004. Since the acquisition of the Winstar assets in December 2001, the number of employees of Winstar has been reduced from approximately 750 to approximately 277 as of April 30, 2004. As a percentage of IDT Solutions revenues, selling, general and administrative expenses increased from 77.9% in the three months ended April 30, 2003 to 121.5% in the three months ended April 30, 2004, as revenues decreased at a faster rate than did selling, general and administrative expenses.

Depreciation and Amortization. Depreciation and amortization expense was $3.6 million in the three months ended April 30, 2003 compared to $3.0 million in the three months ended April 30, 2004. As a percentage of IDT Solutions revenues, depreciation and amortization increased from 17.3% in the three months ended April 30, 2003 to 17.4% in the three months ended April 30, 2004, as revenues decreased at a faster rate than did depreciation and amortization.

Non-cash Compensation. Non-cash compensation charges were $0.5 million in the three months ended April 30, 2004, and related to the amortization of deferred compensation from restricted stock grants. No such charges were recorded during the three months ended April 30, 2003.

Restructuring and Impairment Charges. Restructuring and impairment charges were $28.1 million in the three months ended April 30, 2004. No such charges were recorded during the three months ended April 30, 2003.

IDT Solutions’ restructuring and impairment charges consist of the following (in thousands):

	Three Months Ended April 30,
	2004	2003
Workforce reductions	$3,568	$ —
Impairment charges	24,483	—
Other	63

Total	$28,114	$—

In the first quarter of fiscal 2004, we approved a restructuring plan aimed at reducing the operating losses of IDT Solutions. On May 12, 2004, we announced a reorganization of IDT Solutions which entails a substantial de-emphasis of IDT Solutions’ CLEC business, by ending the provision of retail switched communications services to commercial customers. IDT Solutions plans on redirecting its assets towards providing private line services, wholesale services and spectrum leasing to government and government integrators, telecommunications and cable companies and mobile and fixed line carriers, as well as backhaul services.

The restructuring plan consists of charges relating to reductions in IDT Solutions’ workforce, real estate network and network connectivity, as well as the impairment of assets to their estimated net recoverable value. The restructuring plan is expected to be complete by the end of fiscal 2005.

IDT Solutions currently does not meet the criteria to report its exit from the retail commercial business as a discontinued operation, since it continues to generate revenues from the business and to be continuously involved in the business during the discontinuation process and its intention to continue to provide services to wholesale customers, including cable telephony customers, and federal government customers.

Workforce reductions

In connection with the May 2004 restructuring, IDT Solutions plans to eliminate all of its workforce that currently supports its retail communications CLEC business. For the three months ended April 30, 2004, the Company notified 164 employees of their employment termination, and thus recorded workforce reduction charges of $3.6 million.

Impairment charges

In connection with the restructuring plan, we performed a recoverability test, as we determined that the carrying value of certain recorded assets may not be fully recoverable. In connection with such test, we recorded impairment charges of $13.3 million, $6.2 million, and $5.0 million to write down fixed assets, capitalized labor and intangibles, respectively, to their estimated net realizable value, during the three months ended April 30, 2004.

Loss from Operations. Loss from operations in the three months ended April 30, 2003 was $19.6 million compared to $55.4 million in the three months ended April 30, 2004. The increase in loss from operations is the result of the Company’s decision to discontinue the provision of retail communications services to commercial customers in the markets IDT solutions currently serves.

Voice over IP Segment

Revenues. Net2Phone’s revenues are primarily derived from per-minute charges billed to its customers on a prepaid basis and from the sale of VoIP equipment and services to resellers and other carriers. Revenues increased slightly from $19.6 million in the three months ended April 30, 2003 to $20.8 million in the three months ended April 30, 2004. The increase in revenue was due primarily to a $1.4 million sale of infrastructure and technology components to Liberty Cablevision of Puerto Rico, LLC. During the second quarter of fiscal 2004, Net2Phone discontinued its disposable calling card business and is now focusing its business activities on more strategic, higher-margin services, such as enterprise solutions, rechargeable calling card and prefix dialing services, and cable telephony services.

Direct Cost of Revenues. Net2Phone’s direct cost of revenues consists primarily of network costs associated with carrying its customer traffic on its network and routing the calls through a local telephone company to reach their final destination. It also includes the cost of purchasing, storing and shipping VoIP devices. Total direct cost of revenues increased 21.0%, from $10.0 million in the three months ended April 30, 2003 to $12.1 million in the three months ended April 30, 2004. As a percentage of total Voice over IP revenues, total direct costs increased from 51.0% in the three months ended April 30, 2003 to 58.2% in the three months ended April 30, 2004. During the third quarter of fiscal 2004, Net2Phone recorded $1.2 million in installation costs relating to its Cable Telephone Production contract with Liberty Cablevision of Puerto Rico, LLC.

Selling, General and Administrative. Selling, general and administrative expenses decreased 7.1%, from $12.7 million in the three months ended April 30, 2003 to $11.8 million in the three months ended April 30, 2004. As a percentage of total Voice over IP revenues, selling, general and administrative expenses decreased from 64.8% in the three months ended April 30, 2003 to 56.7% in the three months ended April 30, 2004. The decrease is due primarily to cost management initiatives and the elimination of certain expenses directly related to prior restructurings of Net2Phone’s operations, including an overall reduction in employee headcount. Going forward, Net2Phone expects to incur significant selling, general and administrative expenses related to anticipated future growth of its cable telephony business.

Depreciation and Amortization. Depreciation and amortization expense increased 17.4%, from $2.3 million in the three months ended April 30, 2003 to $2.7 million in the three months ended April 30, 2004, primarily due to accelerated depreciation on certain capitalized software. As a percentage of total Voice over IP revenues, depreciation and amortization expense increased from 11.7% in the three months ended April 30, 2003 to 13.0% in the three months ended April 30, 2004.

Non-cash Compensation. Non-cash compensation was $2.7 million in the three months ended April 30, 2003 compared to negative non-cash compensation of $7.1 million in the three months ended April 30, 2004. The decrease is primarily due to a reversal of previously recorded charges of $7.6 million in the three months ended April 30, 2004. These reversals and charges primarily resulted from repriced employee stock options, which are subject to variable accounting treatment. During the third quarter of fiscal 2004, Net2Phone experienced a significant decline in its stock price, which resulted in the reversal of previously recorded charges.

Restructuring and Impairment Charges. Restructuring and impairment charges were $0.4 million in the three months ended April 30, 2004 compared to $1.7 million in the three months ended April 30, 2003. For the three months ended April 30, 2004, the charges related primarily to Net2Phone’s exit from the disposable calling card business during the second quarter of fiscal 2004. For the three months ended April 30, 2003, the charges related primarily to Net2Phone’s previously announced separation agreements, exit costs and impairment charges.

Income (Loss) from Operations. Net2Phone’s loss from operations was $9.8 million in the three months ended April 30, 2003 compared to income from operations of $0.9 million in the three months ended April 30, 2004, primarily as a result of a $7.6 million reversal of non-cash compensation and as a result of cost savings achieved in general and administrative expenses, as discussed above.

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

Selling, General and Administrative. We recorded $7.8 million in general and administrative expenses in the three months ended April 30, 2003, compared to $8.8 million recorded in the three months ended April 30, 2004. As a percentage of our total consolidated revenues, general and administrative expenses decreased from 1.7% in the three months ended April 30, 2003 to 1.6% in the three months ended April 30, 2004.

Depreciation and Amortization. Depreciation expense increased from $0.4 million in the three months ended April 30, 2003 to $0.6 million in the three months ended April 30, 2004.

Non-cash Compensation. Non-cash compensation of $2.5 million was recorded in the three months ended April 30, 2004, compared to $13.7 million during the three months ended April 30, 2003. For the three months ended April 30, 2004 non-cash compensation was primarily related to the amortization of deferred compensation from restricted stock grants, and to charges for restricted stock and stock options granted to outside consultants for past services rendered.

On April 25, 2003, all then outstanding stock options exercisable for shares of our common stock (which were exercisable for an aggregate of 1.9 million shares) were amended to instead be exercisable for an equal number of shares of our Class B common stock. Because these options were originally recorded under APB No. 25, a new measurement date was triggered and the options were required to be accounted for under the intrinsic value method of accounting. Accordingly, we recorded a non-cash compensation charge for the three months ended April 30, 2003 of $13.7 million for the modification of these options.

Loss from Operations. Loss from operations was $21.8 million in the three months ended April 30, 2003, compared to $11.9 million in the three months ended April 30, 2004, reflecting primarily the decrease in non-cash compensation, as noted above.

Nine Months Ended April 30, 2004 Compared to Nine Months Ended April 30, 2003

Results of Operations

Consolidated

Revenues. Our revenues increased 19.0%, from $1,348.8 million in the nine months ended April 30, 2003 to $1,605.7 million in the nine months ended April 30, 2004. The increase in our consolidated revenues is mainly due to a 16.2% increase in IDT Telecom revenues as well as the revenues from acquisitions made by IDT Entertainment in December 2003. The growth in IDT Telecom revenues primarily resulted from a 21.7% growth in minutes of use (excluding minutes related to our consumer phone services business, which are not carried through our own network), from 12.0 billion in the nine months ended April 30, 2003 to 14.6 billion in the nine months ended April 30, 2004, which was partially offset by lower average revenues per-minute.

Direct Cost of Revenues. Direct cost of revenues increased 17.6%, from $1,036.2 million in the nine months ended April 30, 2003 to $1,219.0 million in the nine months ended April 30, 2004. The increase is due primarily to the growth in our telecommunications minutes of use and the acquisitions made by IDT entertainment in December 2003. As a percentage of total revenues, direct costs decreased from 76.8% in the nine months ended April 30, 2003 to 75.9% in the nine months ended April 30, 2004. This decrease in direct costs as a percentage of total revenues is due mostly to a decline in average cost-per-minute at IDT Telecom as well acquisitions made by IDT Entertainment in December 2003.

Selling, General and Administrative. Selling, general and administrative expenses increased 11.9%, from $316.9 million in the nine months ended April 30, 2003 to $354.6 million in the nine months ended April 30, 2004. This increase is primarily due to the acquisitions made by IDT Entertainment in December 2003, the increase in costs to support the expanded operations of IDT Entertainment and the higher marketing and advertising costs and higher bad debt expense resulting from the roll out of America Unlimited, our bundled local and long distance service plan. As a percentage of total revenues, selling, general and administrative expenses decreased from 23.5% in the nine months ended April 30, 2003 to 22.1% in the nine months ended April 30, 2004, as revenues grew at a faster rate than did selling, general and administrative expenses.

Depreciation and Amortization. Depreciation and amortization expense increased 11.2%, from $65.3 million in the nine months ended April 30, 2003 to $72.6 million in the nine months ended April 30, 2004. The increase is primarily due to our higher fixed asset base during the nine months ended April 30, 2004, reflecting the expansion of our telecommunications network infrastructure and facilities. As a percentage of revenues, depreciation and amortization expense decreased from 4.8% in the nine months ended April 30, 2003 to 4.5% in the nine months ended April 30, 2004, as revenues grew at a faster rate than did depreciation and amortization.

Settlement of Litigation. Refer to the respective section of the Voice over IP segment for a full discussion on the $58.0 million settlement by Net2Phone of litigation during the nine months ended April 30, 2003.

Non-cash Compensation. Non-cash compensation charges were $23.8 million in the nine months ended April 30, 2003 compared to $7.4 million in the nine months ended April 30, 2004. Refer to the respective segment sections for a discussion on non-cash compensation charges.

Restructuring and Impairment Charges. Restructuring and impairment charges were $9.0 million in the nine months ended April 30, 2003 compared to $45.1 million in the nine months ended April 30, 2004. Refer to the respective sections of the IDT Solutions, IDT Telecom and Voice over IP segments for a full discussion on restructuring and impairment charges. In addition, during the nine months ended April 30, 2004, impairment charges also included $10.4 million relating to Menlo Park’s write-off of the value of our TyCom undersea fiber assets, that TyCom Ltd. and several related Tyco entities were to deliver to us pursuant to a settlement agreement that resolved a prior dispute.

Loss from Operations. Our loss from operations was $44.3 million in the nine months ended April 30, 2003 compared to a loss from operations of $93.0 million in the nine months ended April 30, 2004. The increase in loss from operations is primarily due to the absence of the $58.0 million gain on settlement by Net2Phone of litigation, recorded in the nine months ended April 30, 2003, the significant restructuring and impairment charges recorded at IDT Solutions and Menlo Park during the nine months ended April 30, 2004, offset by increased income from operations at IDT Telecom, IDT Entertainment and Corporate for the nine months ended April 30, 2004.

Interest. Net interest income was $21.3 million in the nine months ended April 30, 2003, compared to net interest income of $16.5 million in the nine months ended April 30, 2004. The decrease is due primarily to lower average market interest rates in fiscal 2004 compared to fiscal 2003 and to a decrease in our interest bearing cash and marketable securities portfolio balances.

Other Income (Expense). Other income (expense) amounted to income of $3.3 million in the nine months ended April 30, 2003, compared to income of $46.2 million in the nine months ended April 30, 2004. Included in other income for the nine months ended April 30, 2004 was a $9.4 million gain on the sale of subsidiary stock as a result of Net2Phone’s common stock offering in November 2003, a $21.6 million gain from the Telefonica award (refer to “Part II. Item 1. Legal Proceedings” for a discussion of the Telefonica award), a $12.2 million non-cash and non-recurring gain recorded by Net2Phone on the buyout and settlement of minority owners of its ADIR subsidiary, a $2.7 million reversal of previously recorded charges related to an obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T, and net realized gains from other investments totaling $0.3 million.

Included in other income (expense) for the nine months ended April 30, 2003 were losses of $3.8 million associated with recording our pro-rata share of an affiliate’s losses, through the equity method of accounting, a charge of $4.7 million related to an obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T, net realized losses from other investments totaling $10.4 million and a $22.4 million gain on the sale of subsidiary stock as a result of our sale, to Liberty Media, of 5.6% of our IDT Entertainment and Menlo Park subsidiaries in April 2003.

Minority Interests. Minority interest expense was $47.0 million for the nine months ended April 30, 2003 compared to $30.7 million for the nine months ended April 30, 2004. The $16.3 million decrease in minority interest expense is due primarily to the $32.4 million increase in net loss that Net2Phone reported in the nine months ended April 30, 2004, as compared to the nine months ended April 30, 2003, which included Net2Phone’s settlement of litigation with Cisco, of which the share of such increase in net loss attributable to other shareholders of Net2Phone was reflected by us as a year-over-year increase to minority interest expense.

Income Taxes. We recorded an income tax benefit of $40.8 million in the nine months ended April 30, 2003, compared to income tax expense of $11.4 million in the nine months ended April 30, 2004.

Net Loss. Our consolidated net loss was $25.9 million in the nine months ended April 30, 2003 compared to a consolidated net loss of $72.4 million in the nine months ended April 30, 2004. The net loss in the nine months ended April 30, 2003 and 2004 was a result of the combined factors for each of the segments discussed below, as well as those items detailed above.

IDT Telecom—Retail Telecommunications Services and Wholesale Telecommunications Services Segments

Revenues. IDT Telecom revenues increased 16.2%, from $1,203.0 million in the nine months ended April 30, 2003 to $1,397.3 million in the nine months ended April 30, 2004. Revenues increased primarily as a result of a 21.7% growth in minutes of use (excluding minutes related to our consumer phone services business, which are not carried through our own network) from 12.0 billion in the nine months ended April 30, 2003 to 14.6 billion in the nine months ended April 30, 2004. IDT Telecom experienced growth in minutes of use in both its Retail Telecommunications Services and Wholesale Telecommunications Services segments, in both the U.S. and international operations. Minutes of use grew at a faster rate than did revenues, reflecting a 6.5% decline in average revenue-per-minute, from $0.0892 during the nine months ended April 30, 2003 to $0.0834 during the nine months ended April 30, 2004. The decrease in average revenue-per-minute is due to a number of factors, including continued competition in both retail and wholesale markets, and the introduction of new, aggressively priced calling cards in nearly all of our markets during fiscal 2004.

Revenues from the Retail Telecommunications Services segment increased $86.8 million, or 9.5%, from $914.9 million in the nine months ended April 30, 2003 to $1,001.7 million in the nine months ended April 30, 2004. This growth was the result of a $54.9 million increase in sales of calling cards and a $32.5 million increase in consumer phone services revenues. As a percentage of IDT Telecom’s overall revenues, Retail Telecommunications Services revenues decreased from 76.1% in the nine months ended April 30, 2003 to 71.7% in the nine months ended April 30, 2004, as revenues from our Wholesale Telecommunications Services segment grew at a faster rate than did our retail business revenues. Calling card sales increased 6.8%, from $800.0 million in the nine months ended April 30, 2003 to $854.9 million in the nine months ended April 30, 2004, as a result of the introduction of several new calling cards in nearly all of our markets during fiscal 2004. The increase in new calling card introductions was part of IDT’s plan to aggressively seek market share in both its traditional Northeast U.S. markets, as well as in several other key areas, such as California, Florida and Texas. In addition, the growth in our calling card revenues resulted from the expansion of our distribution network beyond our traditional Northeastern U.S. territory, as well as the continued growth of European operations, both in our U.K. market as well as in other markets such as France, Italy and Scandinavia and in our South American and Asian operations.

Calling card sales as a percentage of Retail Telecommunications Services revenues decreased to 85.3% in the nine months ended April 30, 2003 from 87.4% in the nine months ended April 30, 2003, as revenues from consumer phone services grew at a faster rate did revenues from calling card sales. Revenues from consumer phone services, in which we act as a switchless reseller of another company’s network, increased 28.5%, from $113.9 million in the nine months ended April 30, 2003 to $146.4 million in the nine months ended April 30, 2004. The consumer phone services revenue increase is due to the September 2003 launch of America Unlimited, our residential bundled phone service including unlimited local, regional and long distance calling within the U.S., for a fixed monthly fee. In the nine months ended April 30, 2004 we had an average of approximately 611 thousand consumer phone services customers, compared to an average of approximately 589 thousand customers in the nine months ended April 30, 2003.

Wholesale Telecommunications Services revenues increased $107.4 million, or 37.3%, from $288.2 million in the nine months ended April 30, 2003 to $395.6 million in the nine months ended April 30, 2004. As a percentage of IDT Telecom’s total revenues, Wholesale Telecommunications Services revenues increased from 24.0% in the nine months ended April 30, 2003 to 28.3% in the nine months ended April 30, 2004. The increase in revenues occurred as a result of the growth in wholesale carrier minutes.

Direct Cost of Revenues. Direct cost of revenues increased 16.1%, from $928.3 million in the nine months ended April 30, 2003 to $1,078.2 million in the nine months ended April 30, 2004, due to the higher revenue and minutes base. As a percentage of IDT Telecom’s total revenues, direct costs remained constant at 77.2% in the three months ended April 30, 2004 and 2003. Our average termination cost-per-minute declined 4.7% to $0.0714 in the nine months ended April 30, 2004, from $0.0749 in the nine months ended April 30, 2003.

Direct cost of revenues for Retail Telecommunications Services increased $53.4 million, or 7.9%, from $673.0 million in the nine months ended April 30, 2003 to $726.4 million in the nine months ended April 30, 2004. This total cost increase reflects a $31.8 million increase in direct costs for our calling cards, and a $21.9 million increase in direct costs for our consumer phone services business. As a percentage of Retail Telecommunications Services revenues, direct costs decreased from 73.6% in the nine months ended April 30, 2003 to 72.5% in the nine months ended April 30, 2004 due primarily to the shift in product mix of Retail Telecommunications Services towards higher revenues from the consumer phone services business, which commands a significantly higher gross margin.

Direct cost of revenues for consumer phone services increased 44.6%, from $49.1 million in the nine months ended April 30, 2003 to $71.0 million in the nine months ended April 30, 2004. The increase is due to the significant growth in consumer phone services revenues. As a percentage of consumer phone services revenues, direct costs increased from 43.1% in the nine months ended April 30, 2003, to 48.5% in the nine months ended April 30, 2004, reflecting the significant shift in our consumer phone services customer base towards the America Unlimited bundled product, which generates lower margins on a percentage basis than our historical long-distance only service.

Direct cost of revenues for Wholesale Telecommunications Services increased 37.8%, from $255.3 million in the nine months ended April 30, 2003 to $351.8 million in the nine months ended April 30, 2004. The increase is due to the growth in wholesale carrier minutes. As a percentage of Wholesale Telecommunications Services revenues, direct costs increased from 88.6% in the nine months ended April 30, 2003 to 88.9% in the nine months ended April 30, 2004. This increase occurred as a result of our per minute costs for terminating traffic increasing at a faster rate than did our average • revenue-per-minute.

Selling, General and Administrative. Selling, general and administrative expenses increased 12.7%, from $181.7 million in the nine months ended April 30, 2003 to $204.8 million in the nine months ended April 30, 2004. The increase is due to several factors, including increased sales and marketing efforts and increased bad debt expense for our Retail Telecommunications Services segment, as well as increased salaries and facilities costs related to the expansion of our infrastructure and bases of operation to facilitate our current and anticipated future sales growth. In particular, we incurred significantly higher customer acquisition costs in the form of increased marketing, advertising and bad debt expenses as a result of our continued roll-out of the America Unlimited bundled product. During the third quarter of fiscal 2004, we also incurred significant marketing costs related to the introduction of our consumer phone services in the U.K., which is being marketed under the “Toucan” brand. As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses were 15.1% in the nine months ended April 30, 2003, compared to 14.7% in the nine months ended April 30, 2004, as our revenues grew at a faster rate than did our selling, general and administrative expenses.

Depreciation and Amortization. Depreciation and amortization expense increased 5.0%, from $45.8 million in the nine months ended April 30, 2003 to $48.1 million in the nine months ended April 30, 2004 primarily as a result of a higher fixed asset base. As a percentage of IDT Telecom’s total revenues, depreciation and amortization expense was 3.8% in the nine months ended April 30, 2003 compared to 3.4% in the nine months ended April 30, 2004, as revenues grew at a faster rate than did depreciation and amortization.

Non-cash Compensation. We recorded non-cash compensation of $2.5 million in the nine months ended April 30, 2003, primarily related to the modification of stock option agreements of certain terminated employees, compared to $3.6 million in the nine months ended April 30, 2004, primarily related to the amortization of deferred compensation from restricted stock grants and to charges for stock options granted to outside consultants for past services.

Restructuring and Impairment Charges. Impairment charges of $1.5 million were recorded by IDT Telecom during the nine months ended April 30, 2003 resulting primarily from the write-off of a discontinued Indefeasible Right of Use. During the nine months ended April 30, 2004, impairment charges of $0.9 million were recorded by IDT Telecom, resulting from the write-off of goodwill relating to an unprofitable call center business, which we chose not to fund any further.

Income from Operations. IDT Telecom’s income from operations was $43.4 million in the nine months ended April 30, 2003, compared to income from operations of $61.8 million in the nine months ended April 30, 2004. The increase in income from operations resulted primarily from the revenue and gross profit growth in both the Retail Telecommunications Services and Wholesale Telecommunications Services segments, partially offset by the increase in selling, general and administrative expenses.

IDT Entertainment Segment

Revenues. Revenues were $0.6 million in the nine months ended April 30, 2003, compared to $76.0 million in the nine months ended April 30, 2004. The increase in revenues is primarily due to the consolidation of Film Roman, which represented $30.2 million of the increase, Mainframe, which represented $4.1 million of the increase, Anchor Bay, which represented $38.8 million of the increase, and DKP, which represented $0.3 million of the increase.

Direct Cost of Revenues. Direct cost of revenues increased from nil in the nine months ended April 30, 2003 to $54.9 million in the nine months ended April 30, 2004. As a percentage of IDT Entertainment’s revenues, direct cost of revenues was 72.2% in the nine months ended April 30, 2004. The increase is primarily due to the consolidation of Film Roman, which represented $26.0 million of the increase, Mainframe, which represented $2.9 million of the increase, Anchor Bay, which represented $23.6 million of the increase, and DKP, which represented $0.3 million of the increase.

Selling, General and Administrative. Selling, general and administrative expenses increased from $2.3 million in the nine months ended April 30, 2003 to $17.1 million in the nine months ended April 30, 2004. As a percentage of IDT Entertainment’s revenues, selling, general and administrative expenses were 22.5% in the nine months ended April 30, 2004. The increase in selling, general, and administrative expenses is primarily due to the consolidation of Film Roman, Mainframe, Anchor Bay, and DKP, and relates primarily to compensation costs and advertising and promotional expenditures.

Depreciation and Amortization. Depreciation and amortization expense was nil in the nine months ended April 30, 2003, compared to $2.7 million in the nine months ended April 30, 2004. As a percentage of IDT Entertainment’s revenues, depreciation and amortization expense was 3.6% in the nine months ended April 30, 2004. The increase is primarily due to the consolidation of Film Roman, Mainframe, Anchor Bay, and DKP.

Non-cash Compensation Non-cash compensation was $0.7 million in the nine months ended April 30, 2004, and related to the amortization of deferred compensation from restricted stock grants. No such charges were recorded during the nine months ended April 30, 2003.

Income (Loss) from Operations. Loss from operations in the nine months ended April 30, 2003 was $1.8 million compared to income from operations of $0.6 million in the nine months ended April 30, 2004.

IDT Solutions Segment

Revenues. Revenues decreased 12.1%, from $65.9 million in the nine months ended April 30, 2003 to $57.9 million in the nine months ended April 30, 2004. Since the acquisition of the Winstar assets in December 2001, we have significantly restructured and downsized the acquired business, and we are in the process of terminating the retail customers. While we are redeploying the assets and focusing on revenue opportunities outside of the traditional competitive local exchange carrier business model, we anticipate that revenue will decline sharply in the near term and we can not predict at this time the potential revenue from the new revenue opportunities.

Direct Cost of Revenues. Direct cost of revenues decreased 26.3%, from $73.5 million in the nine months ended April 30, 2003 to $54.2 million in the nine months ended April 30, 2004. As a percentage of IDT Solutions’ revenues, direct costs decreased from 111.5% in the nine months ended April 30, 2003 to 93.6% in the nine months ended April 30, 2004. The decrease in direct cost of revenues is attributable to underutilized network connectivity and leased space as a result of the restructuring that is in process offset by improvements made in the prior three quarters.

Selling, General and Administrative. Selling, general and administrative expenses increased 1.8%, from $50.1 million in the nine months ended April 30, 2003 to $51.0 million in the nine months ended April 30, 2004. As a percentage of IDT Solutions revenues, selling, general and administrative expenses decreased from 76.0% in the nine months ended April 30, 2003 to 88.1% in the nine months ended April 30, 2004, as revenues decreased at a faster rate than did selling, general and administrative expenses. The main component of selling, general and administrative expenses for the nine months ended April 30, 2004 and 2003 was employee compensation and benefits, accounting for $30.9 million and $35.6 million, or about 60.6% and 71.1%, respectively, of total selling, general and administrative expenses.

Depreciation and Amortization. Depreciation and amortization expense increased 9.2%, from $9.8 million in the nine months ended April 30, 2003 to $10.7 million in the nine months ended April 30, 2004. As a percentage of IDT Solutions revenues, depreciation and amortization increased from 14.9% in the nine months ended April 30, 2003 to 18.5% in the nine months ended April 30, 2004 due to the decrease in revenues.

Non-cash Compensation. Non-cash compensation charges were $0.5 million in the nine months ended April 30, 2004, and related to the amortization of deferred compensation from restricted stock grants. No such charges were recorded during the nine months ended April 30, 2003.

Restructuring Impairment Charges. Restructuring and impairment charges were $32.3 million in the nine months ended April 30, 2004. No such charges were recorded during the nine months ended April 30, 2003:

IDT Solutions’ restructuring and impairment charges consist of the following (in thousands):

	Nine Months Ended April 30,
	2004	2003
Workforce reductions	$4,718		$—
Real estate network reductions	1,800		—
Connectivity reductions	1,100		—
Impairment charges	24,483		—
Other	188		—

Total	$32,289	$

In the first quarter of fiscal 2004, we approved a restructuring plan aimed at reducing the operating losses of IDT Solutions. On May 12, 2004, we announced a reorganization of IDT Solutions which entails a substantial de-emphasis of IDT Solutions’ CLEC business, by ending the provision of retail switched communications services to commercial customers. IDT Solutions plans on redirecting its assets towards providing private line services, wholesale services and spectrum leasing to government and government integrators, telecommunications and cable companies and mobile and fixed line carriers, as well as backhaul services.

The restructuring plan consists of charges relating to reductions in IDT Solutions’ workforce, real estate network and network connectivity, as well as the impairment of assets to their estimated net recoverable value. The restructuring plan is expected to be complete by the end of fiscal 2005.

IDT Solutions currently does not meet the criteria to report its exit from the retail commercial business as a discontinued operation, since it continues to generate revenues from the business and to be continuously involved in the business during the discontinuation process and its intention to continue to provide services to wholesale customers, including cable telephony customers, and federal government customers.

Workforce reductions

In connection with the first quarter 2004 restructuring, IDT Solutions reduced its workforce during that quarter by 163 employees, to approximately 400 employees. For the nine months ended April 30, 2004, the Company recorded workforce reduction charges of $1.1 million, reflecting severance compensation to the employees whose jobs were eliminated, related to the first quarter 2004 restructuring.

In connection with the May 2004 restructuring, IDT Solutions plans to eliminate all of its workforce that currently supports its retail communications CLEC business. For the nine months ended April 30, 2004, the Company notified 164 employees of their employment termination, and thus recorded workforce reduction charges of $3.6 million.

Real estate network reductions

In connection with first quarter fiscal 2004 restructuring plan of reducing Winstar’s network of 2,300 provision ready buildings, we incurred real estate network reduction charges totaling $1.8 million during the nine months ended April 30, 2004.

Connectivity reductions

With the exiting of Winstar’s point of presence in many buildings and hubs, we will close down many parts of Winstar’s connectivity network in those cities. For the nine months ended April 30, 2004, we incurred connectivity reduction charges totaling $1.1 million, all of which was related to the first quarter fiscal 2004 restructuring.

Impairments

In connection with the restructuring plan, we performed a recoverability test, as we determined that the carrying value of certain recorded assets may not be fully recoverable. In connection with such test, we recorded impairment charges of $13.3 million, $6.2 million, and $5.0 million to write down fixed assets, capitalized labor and intangibles, respectively, to their estimated net realizable value, during the nine months ended April 30, 2004.

Loss from Operations. Loss from operations in the nine months ended April 30, 2003 was $67.5 million compared to $90.8 million in the nine months ended April 30, 2004. The increase in loss from operations is the result of the Company’s decision to discontinue the provision of retail communications services to commercial customers in the markets IDT solutions currently serves.

Voice over IP Segment

Revenues. Revenues decreased 8.0%, from $63.4 million in the nine months ended April 30, 2003 to $58.3 million in the nine months ended April 30, 2004. Prior to the current fiscal year, Net2Phone significantly reduced their workforce and scaled back certain low-margin product offerings, including wholesale termination of telecommunications traffic. The net decrease in revenue was primarily driven by these actions as well as by a significant reduction in Net2Phone’s sales of disposable calling cards, a line of business that Net2Phone discontinued in the second quarter of fiscal 2004. Net2Phone has been focusing their business activities on more strategic, higher-margin services, such as enterprise solutions, rechargeable calling card and prefix dialing services, and cable telephony services.

Direct Cost of Revenues. Total direct cost of revenues decreased 4.2%, from $33.0 million in the nine months ended April 30, 2003 to $31.6 million in the nine months ended April 30, 2004. As a percentage of total Voice over IP revenues, total direct costs increased from 52.1% in the nine months ended April 30, 2003 to 54.2% in the nine months ended April 30, 2004. While the decrease in direct costs in absolute dollars is primarily due to the lower revenue base, Net2Phone has also realized cost reductions from a more efficiently structured and utilized network and from more aggressively priced termination contracts. Net2Phone’s decision to discontinue issuing new disposable calling cards during the second quarter of fiscal 2004 has allowed Net2Phone to reduce higher direct costs associated with this service and to pursue other, more profitable service offerings.

Selling, General and Administrative. Selling, general and administrative expenses decreased 12.4%, from $41.0 million in the nine months ended April 30, 2003 to $35.9 million in the nine months ended April 30, 2004. As a percentage of total Voice over IP revenues, selling, general and administrative expenses decreased from 64.7% in the nine months ended April 30, 2003 to 61.6% in the nine months ended April 30, 2004. The decrease is due primarily to cost management initiatives and elimination of certain expenses directly related to prior restructurings of Net2Phone’s operations, including an overall reduction in employee headcount.

Depreciation and Amortization. Depreciation and amortization expense increased 8.3%, from $7.2 million in the nine months ended April 30, 2003 to $7.8 million in the nine months ended April 30, 2004, due primarily to the accelerated depreciation on certain capitalized software. As a percentage of total Voice over IP revenues, depreciation and amortization expense increased from 11.4% in the nine months ended April 30, 2003 to 13.4% in the nine months ended April 30, 2004, reflecting in depreciation and amortization at the same time as the revenue base decreased.

Settlement of Litigation. Gain on settlement by Net2Phone of litigation was $58.0 million in the nine months ended April 30, 2003. On March 19, 2002, Net2Phone and its ADIR Technologies, Inc. subsidiary filed suit in the United States District Court for the District of New Jersey against Cisco Systems, Inc. and a Cisco executive who had been a member of ADIR’s board of directors. The suit arose out of the relationships that had been created in connection with Cisco’s and Net2Phone’s original investments in ADIR and out of ADIR’s subsequent purchase of NetSpeak, Inc. in August 2001. In July 2002, Net2Phone and ADIR agreed to settle the suit and all related claims against Cisco and the Cisco executive in exchange for: (i) the transfer, during the first quarter of fiscal 2003, to Net2Phone of Cisco’s and Softbank Asia Infrastructure Fund’s respective 11.5% and 7.0% interests in ADIR, and (ii) the payment by Cisco, during such quarter, of $19.5 million to Net2Phone and ADIR. As a result of this settlement, Net2Phone recognized in fiscal 2003 a gain of $58.0 million, consisting of (i) a $38.9 million reduction in minority interests as a result of the transfer of the ADIR interests, (ii) the receipt of settlement proceeds of $19.5 million and (iii) a charge of $0.4 million in executive compensation directly related to the settlement.

Non-cash Compensation. Non-cash compensation was $7.1 million in the nine months ended April 30, 2003 compared to negative non-cash compensation of $3.1 million in the nine months ended April 30, 2004. The decrease is primarily due to a $4.5 million reversal in fiscal 2004 of previously recorded charges. These reversals and charges primarily related to repriced employee stock options, which are subject to variable accounting treatment.

Restructuring and Impairment Charges. Restructuring and impairment charges were $1.4 million in the nine months ended April 30, 2004 compared to $7.6 million in the nine months ended April 30, 2003. For the nine months ended April 30, 2004, the charges related primarily to Net2Phone’s exit from its disposable calling card business during the second quarter of fiscal 2004. For the nine months ended April 30, 2003, the charges related primarily to Net2Phone’s previously announced separation agreements, exit costs and impairment charges.

Income (Loss) from Operations. Net2Phone’s income from operations was $25.7 million in the nine months ended April 30, 2003 compared to a loss from operations of $15.4 million in the nine months ended April 30, 2004, primarily as a result of the absence of the $58.0 million gain on settlement by Net2Phone of litigation, which was recorded in the nine months ended April 30, 2003.

Corporate

Selling, General and Administrative. We recorded $23.9 million in general and administrative expenses in the nine months ended April 30, 2003, compared to $26.9 million recorded in the nine months ended April 30, 2004. The increase is due largely to increased costs of litigation against Telefonica and Terra Networks, S.A (Refer to “Part II. Item 1. Legal Proceedings” for a discussion of the Telefonica award). As a percentage of our total consolidated revenues, general and administrative expenses decreased from 1.8% in the nine months ended April 30, 2003 to 1.7% in the nine months ended April 30, 2004, as a result of the revenue growth.

Depreciation and Amortization. Depreciation expense increased from $1.3 million in the nine months ended April 30, 2003 to $1.4 million in the nine months ended April 30, 2004.

Non-cash Compensation. Non-cash compensation of $5.4 million was recorded in the nine months ended April 30, 2004 compared to $14.2 million recorded during the nine months ended April 30, 2003. For the nine months ended April 30, 2004, non-cash compensation was primarily related to the amortization of deferred compensation from restricted stock grants, and restricted stock and stock options granted to outside consultants for past services rendered.

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

Loss from Operations. Loss from operations was $39.4 million in the nine months ended April 30, 2003, compared to $33.7 million in the nine months ended April 30, 2004, as a result of the lower non-cash compensation charges, partially offset by the higher selling, general and administrative expenses, noted above.

Liquidity and Capital Resources

General

Historically, we have satisfied our cash requirements through a combination of cash flow from operating activities, sales of equity and debt securities including the exercise of stock options, and borrowings from third parties. Our cash requirements have also been satisfied through our existing cash, cash equivalents and marketable securities balances.

As of April 30, 2004, we had cash, cash equivalents, restricted cash and marketable securities of approximately $1.045 billion, which includes $136.8 million held by Net2Phone, and working capital of approximately $812.9 million. We generated $21.6 million of cash from operating activities during the nine months ended April 30, 2004, which includes a $21.6 million arbitration award, compared to $9.2 million of cash that was generated from operating activities during the nine months ended April 30, 2003, which included $19.5 million in proceeds from settlement of litigation by Net2Phone. Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on the timing of operating cash receipts and payments, especially trade accounts receivable and trade accounts payable.

We used a net $30.5 million in cash for investing activities during the nine months ended April 30, 2004. This compares to a net $161.4 million in cash used in investing activities during the nine months ended April 30, 2003. Cash used in investing activities during the nine months ended April 30, 2004 was primarily for acquisitions and for capital expenditures, while cash used in investing activities during the nine months ended April 30, 2003 was primarily for the purchase of marketable securities and for capital expenditures. In December 2003, we paid approximately $57.5 million, net of cash acquired, to purchase Anchor Bay and $7.6 million to purchase Mainframe. During the nine months ended April 30, 2004, we generated $96.0 million from the net sales and maturities of marketable securities, while using $92.6 million of cash for net purchases of marketable securities during the nine months ended April 30, 2003. Our capital expenditures were $61.2 million in the nine months ended April 30, 2004, compared to $51.4 million in the nine months ended April 30, 2003, as we have continued to expand our international and domestic telecommunications network infrastructure and as Net2Phone has continued to build its infrastructure and deploy equipment to support contractual obligations it may enter into with cable operators.

The future minimum payments of principal and interest on our capital lease obligations are $6.6 million, $20.2 million, $16.6 million, $7.1 million, and $4.3 million for the remainder of fiscal 2004, fiscal 2005, fiscal 2006, fiscal 2007, and fiscal 2008, respectively. Throughout the first three quarters of fiscal 2004, we have made considerable expenditures designed to expand our global telecommunications network. We now operate a total of nine international gateway switches, broken down as follows: five in the U.S., two in the UK and one each in Argentina and Peru. Currently, we anticipate making further expenditures to bolster our network infrastructure in the U.S. and Europe and to expand our capacity in South America and Asia. During the fourth quarter of fiscal 2004, we will commence the buildout of our Asian gateway switching facility, to be located in Hong Kong. We currently anticipate that total capital expenditures for the full fiscal 2004 will be in the $80 million to $85 million range. These estimates are contingent upon several factors, including, but not limited to, market prices for telecommunications equipment, the availability of such equipment in the distressed asset market, the specific timing of our network expansion projects, and Net2Phone’s build-out of its infrastructure and deployment of equipment to support contractual obligations it may enter into with cable operators. We have generally adopted a strategy of investing in network expansion only as the need arises, as dictated by our telecommunications traffic volumes. Therefore, the timing of our network expansion, and the coincident purchases of property, plant and equipment, are highly dependent upon the timing and magnitude of the growth in our telecommunications minutes-of-use. We expect to fund our capital expenditure investments with our operating cash flows and with our cash, cash equivalents and marketable securities balances. From time to time, we will also finance a portion of our capital expenditures through capital leases, with the cost of such financing the primary consideration in determining our financing activity.

We generated $69.0 million in cash from financing activities during the nine months ended April 30, 2004 compared to $21.8 million in cash that was used for financing activities during the nine months ended April 30, 2003. We received approximately $51.5 million in proceeds from the exercise of stock options during the nine months ended April 30, 2004 compared to $10.0 million received during the nine months ended April 30, 2003. The increase in proceeds from the exercise of stock options was due primarily to an increase during the second quarter of fiscal 2004 in our stock price, which resulted in a sharp increase in the number of stock option exercises. In addition, during the nine months ended April 30, 2004, we received approximately $5.4 million in proceeds from the exercise of stock options granted by Net2Phone. In addition, as further described below, during the nine months ended April 30, 2004 we received net proceeds of $53.1 million as a result of Net2Phone’s common stock offering in November 2003. We repaid capital lease obligations of $23.5 million and $19.5 million during the nine months ended April 30, 2004 and 2003, respectively. In addition, we distributed to the minority shareholders of our Union Telecard Alliance subsidiary and its consolidated partners $19.1 million and $16.1 million in cash during the nine months ended April 30, 2004 and 2003, respectively.

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

As a result of this common stock offering and other transactions, our ownership percentage in the equity of Net2Phone (both through NTOP Holdings and directly) was approximately 19.8% as of April 30, 2004. We have historically accounted for sales of stock of our subsidiaries in accordance with Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary, which permits us to record the change in the carrying value of our share in the equity of our subsidiaries as a gain or loss. Accordingly, in connection with Net2Phone’s common stock offering, we recognized a gain of $9.4 million in the second quarter of fiscal 2004.

The long distance telecommunications industry has been characterized by significant declines in both per-minute revenues and per-minute costs. During the nine months ended April 30, 2004, IDT Telecom’s average revenue-per-minute was $0.0834 per minute, down 6.5% from $0.0892 per minute for the nine months ended April 30, 2003. IDT Telecom’s average termination cost per-minute dropped approximately 4.7%, to $0.0714 in the nine months ended April 30, 2004, from $0.0749 in the nine months ended April 30, 2003. In the past, and over time, we believe that these factors tend to offset each other, with prices and costs moving in the same general direction. However, over a shorter term, such as one quarter or one year, the drop in pricing could outpace the drop in costs, or vice versa. In addition, due to continued pricing pressure in most of the retail and wholesale markets in which we compete, we might be compelled to pass along most or all of our per-minute cost savings to our customers in the form of lower rates. We might also be unable, in the event that some of our per-minute costs rise, to immediately pass along the additional costs to our customers in the form of higher rates. Consequently, over any given period, gross margins could expand or narrow, based solely on the timing of changes in revenue-per-minute and cost-per-minute. In addition, as our minutes-of-use have steadily grown, we have attempted to leverage our buying power and our strong balance sheet to negotiate more favorable rates with our suppliers. However, in the short term, the incremental demand for usage might outpace the rate of deployment of additional network capacity, particularly in light of our expectation for continued growth in our minutes volume. As such, there can be no assurance that we will be able to maintain our gross margins at the current level, in the face of lower per-minute revenues. In addition, within our consumer phone services business, we provide the local portion of our bundled local/long distance services by utilizing UNE-P (Unbundled Network Element-Platform), which allows a competitive carrier such as IDT to access customer’s premises (local loop) as well as switching capabilities at a regulated wholesale cost per customer, which is paid to the incumbent local exchange carriers (ILECs). The ILECs have been seeking an increase in the rate that they may charge to competitive carriers for these services, the FCC is currently reviewing regulations around UNE-P, and recent high-level court decisions may result in increased costs to competitive carriers. Accordingly, our UNE-P costs may increase substantially and we may not be able to pass along such cost increases to our customers, resulting in reduced margins in this business.

On December 1, 2003, we consummated the acquisition of a controlling interest in Mainframe Entertainment, Inc., a Canadian company, for an aggregate cash purchase price of $7.6 million. Mainframe is a creator of computer generated image animation for feature films, TV and direct-to-video products. In addition, we entered into an agreement to loan Mainframe up to Cdn$4.2 million, the outstanding balance of which is convertible, at our option, into fully paid shares of common stock of Mainframe. If the conversion privilege is not exercised by us, then the unpaid principal and interest shall be payable in full no later than five years from the date of the first loan. As of April 30, 2004, no loans have been advanced to Mainframe under the loan agreement.

On December 11, 2003, we consummated the acquisition of Anchor Bay for an aggregate cash purchase price of approximately $57.5 million, net of cash acquired. Anchor Bay is an independent video label that licenses films and other programming for home entertainment distribution.

On March 29, 2004, we consummated the acquisition of DKP, a Canadian company, for an aggregate purchase price of $7.5 million, consisting of 0.3 million shares of our Class B common stock, with a fair market value of $6.0 million and $1.5 million in cash. DKP is in the business of producing three-dimensional animation and special effects.

On June 9, 2004, we consummated the acquisition of Manga Entertainment for an aggregate purchase price of $18.0 million, consisting of $6.0 million in cash and 0.7 million shares of our Class B common stock, with a fair market value of $12.0 million. Manga Entertainment is a film company specializing in the production, distribution and worldwide marketing of Japanese animation, or “anime”, for home video and theatrical releases, and television broadcast.

We continued to fund our IDT Entertainment and Menlo Park segments throughout the first three quarters of fiscal 2004. We anticipate that IDT Entertainment and Menlo Park will continue to rely on us to fund their cash needs, including operating expenses, capital expenditures and potential acquisitions. Currently, IDT Entertainment is aggressively pursuing acquisitions and/or other investments, primarily in its animation business line, and may look to outside sources to raise additional funds.

On May 12, 2004, we announced a reorganization of IDT Solutions which entails a substantial de-emphasis of IDT Solutions’ CLEC business, by ending the provision of retail switched communications services to commercial customers. IDT Solutions plans on redirecting its assets towards providing private line services, wholesale services and spectrum leasing to government and government integrators, telecommunications and cable companies and mobile and fixed line carriers, as well as backhaul services.

We estimate that the total cash outlay during the fourth quarter of fiscal 2004 and beyond associated with this reorganization will be in the $50 to $60 million range, which includes funding IDT Solutions’ operational cash burn through the completion of the reorganization process, early terminations of connectivity and real estate leases and site clean-up costs, the reduction of a 400 employee workforce, and the net payment of outstanding liabilities as of the end of the third quarter of fiscal 2004, consisting mainly of connectivity related obligations.

Changes in Other Current Assets, Trade Accounts Receivable, Allowance for Doubtful Accounts and Deferred Revenue

Our other current assets increased to $106.6 million at April 30, 2004 compared to $81.3 million at July 31, 2003, primarily as a result of the acquisition of Anchor Bay and Mainframe during the second quarter of fiscal 2004. Gross trade accounts receivable increased from $168.9 million as of July 31, 2003 to $227.9 million at April 30, 2004, reflecting the acquisition of Anchor Bay, Mainframe, and DKP and the organic revenue growth of our businesses, partially enhanced by an increase in the average age of our gross trade accounts receivable, as measured by number of days sales outstanding, which is due primarily to the increased receivables as a result of our continued rollout of our local and bundled consumer phone service.

The allowance for doubtful accounts as a percentage of gross trade accounts receivable decreased from 25.2% at July 31, 2003, to 21.0% at April 30, 2004, due primarily to the significant increase in gross receivables as a result of our introduction of our new consumer phone services bundled products, as well as acquisitions of Anchor Bay and Mainframe.

Deferred revenue as a percentage of total revenues vary from period to period, depending on the mix and the timing of revenues. We have experienced a steady increase in sales of our calling cards, both in the U.S. as well as in Europe, resulting in a continued increase in deferred revenue for IDT Telecom. However, during the nine months ended April 30, 2004, consolidated deferred revenue decreased as a result of IDT Entertainment recognizing revenue related to production deliveries, primarily by its Film Roman and DPS businesses, offset by an increase in deferred revenue as a result of the acquisition of Anchor Bay and Mainframe during the second quarter of fiscal 2004. We expect to experience further increases in our deferred revenue throughout fiscal 2004, owing primarily to a continued increase in calling card sales and the growth of our Entertainment businesses.

Other Sources and Uses of Resources

We intend to, where appropriate, make strategic acquisitions to expand our telecommunications businesses. These acquisitions could include, but are not limited to, acquisitions of telecommunications equipment, telecommunications network capacity, customer bases or other assets. From time to time, we evaluate potential acquisitions of companies, technologies, products and customer accounts that complement our businesses. We also intend to make strategic acquisitions to complement and/or expand our IDT Entertainment segment and our Menlo Park segment. In considering acquisitions, we will search for opportunities to profitably grow our existing businesses, to add qualitatively to the range of businesses in the IDT portfolio, and to supplement our existing network expansion plans through the timely purchase from third parties of necessary equipment. At this time, we cannot guarantee that we will be presented with acquisition opportunities that meet our return on investment (ROI) criteria, or that our efforts to acquire such companies that meet our criteria will be successful.

We believe that, based upon our present business plan, and due to the large balance of cash, cash equivalents and marketable securities we held as of April 30, 2004, our existing cash resources will be sufficient to meet our currently anticipated working capital, capital expenditure and investments in license requirements, and to fund any potential operating cash flow deficits within any of our segments for at least the next twelve months. If our growth exceeds current expectations or if we acquire the business or assets of another company, we might need to raise additional capital from equity or debt sources. There can be no assurance that we will be able to raise such capital on favorable terms or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our anticipated expansion, which could have a material adverse effect on our business, financial condition and/or results of operations.

The following tables quantify our future contractual obligations and commercial commitments, as of April 30, 2004 (in millions):

Contractual Obligations

Payments Due by Period

	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Capital lease obligations	$54.8	$21.1	$27.7	$6.0	—
Operating leases	324.6	66.9	79.3	54.5	$123.9
Other long-term obligations (1)	17.0	—	17.0	—	—
Purchase obligations	51.1	12.2	38.4	0.5	—

Total contractual obligations	$447.5	$100.2	$162.4	$61.0	$123.9

(1)	Consists of Net2Phone’s $17.0 million obligation to guarantee the value of 0.6 million shares of Net2Phone’s common stock to Deutsche bank.

42.1

Other Commercial Commitments

Payments Due by Period

	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Standby letters of credit	$36.5	$9.3	$22.0	$5.2		$—
Guarantees	0.4	—	0.4	—		—

Total other commercial commitments	$36.9	$9.3	$22.4	$5.2	$

Foreign Currency Risk

Revenues from our international operations represented 21.7% and 20.0% of our consolidated revenues for the nine months ended April 30, 2004 and 2003, respectively. A significant portion of these revenues are in denominations other than the U.S. Dollar. Foreign currency exchange risk that we are subject to is mostly mitigated by our ability to offset the majority of these non dollar-denominated revenues with operating expenses that are paid in the same currencies. As such, the net amount of our exposure to foreign currency exchange rate changes is not material.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

The Securities and Exchange Commission’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in commodity prices. We are exposed to changes in interest rates primarily from our investments in cash equivalents and marketable securities. On occasion, we use interest rate derivative instruments to manage our exposure to interest rate changes, such as total return swap agreements. We do not consider our market risk exposure relating to foreign currency exchange to be material, as we generally have sufficient cash outflows based in these currencies to largely offset the cash inflows based in these currencies, thereby creating a natural hedge. In order to mitigate the risk associated with the small amounts of remaining net foreign exchange exposure, which we experience from time to time, we have, on occasion, entered into foreign exchange hedges. In addition to but separate from our primary business, we hold a small portion of our total asset portfolio in hedge funds for speculative and strategic purposes. As of April 30, 2004, the carrying value of our investments in such hedge funds was approximately $44.4 million. Investments in hedge funds carry a significant degree of risk, which will depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that hedge fund managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our interests in these funds may go down as well as up and we may not receive, upon redemption, the amounts originally invested.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in our internal controls over financial reporting during the quarter ended April 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal proceedings in which we are involved are more fully described in our Annual Report on Form 10-K/A (Amendment No. 2) for the year ended July 31, 2003. The following discussion is limited to material recent developments, if any, concerning our legal proceedings since the end of the prior fiscal quarter and should be read in conjunction with such earlier Annual Report and our subsequently filed quarterly reports. Unless otherwise indicated, all legal proceedings discussed in our earlier Annual Report or subsequently filed Quarterly Reports remain outstanding.

With respect to our statement of claim filed with the American Arbitration Association naming Telefonica Internacional, S.A. as the Respondent, in connection with the Arbitrator’s award, we recorded the $21.6 million receipt of proceeds in “other income” during the second quarter of fiscal 2004.

IDT Telecom

With respect to the complaint filed by PT-1 Communications, Inc. against us, on May 10, 2004, the parties executed a settlement agreement, pursuant to which we agreed to pay $14.3 million to PT-1, to be paid through the issuance of shares of our Class B common stock. The settlement requires court approval, which is expected to be obtained in June 2004.

IDT Solutions

With respect to the adversary proceeding filed by Christine C. Shubert, as Chapter 7 Trustee of the Debtors’ Estate, the parties executed a settlement agreement pursuant to which we will make a $2.0 million payment to the Winstar estate. The Trustee will be filing a motion for final court approval of the settlement.

With respect to the complaint filed by Integra Telecom Holdings, Inc. against us, the parties settled this matter with a nominal payment by us to Integra.

In June 2004, we entered into a settlement agreement with BellSouth Telecommunications, Inc. pursuant to which we made a payment of $1.1 million in satisfaction of all amounts owed by IDT Solutions to BellSouth for services through June 28, 2004. In addition, we released any claim of entitlement that we may have to certain monies (approximately $1.3 million) held on account by BellSouth, and BellSouth in turn released any claim of entitlement we may have to an escrow account (amounting to $0.5 million) that we have maintained.

Net2Phone

With respect to the action by Multi-Tech Systems, Inc., Multi-Tech filed a Petition for a Rehearing with the Court of Appeals, which was denied. Multi-Tech has until June 29, 2004, to decide whether to file a petition with the United States Supreme Court asking for the Supreme Court to review the decision of the Court of Appeals.

We are subject to other legal proceedings, which have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurances in this regard, in the opinion of our management, such proceedings, as well as the aforementioned matters, will not have a material adverse effect on our results of operations, cash flows, or our financial condition.

Item 2.	Changes in Securities and Use of Proceeds

This table provides information with respect to purchases by the Company of shares of its common stock during the three months ended April 30, 2004:

	Total Number of Shares Purchased	Average Price per Share (1)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 3, 2004 (1)	500,000	$—	—	—

Total	500,000	$—	—	15,000,000 shares of Class B common stock and 5,000,000 shares of common stock

(1)	On March 3, 2004, we exchanged 500,000 shares of our common stock for a like number of shares of our Class B common stock. No consideration was paid for the shares other than the shares of common stock that were tendered in exchange for the same number of shares of Class B common stock. On the date of the exchange, the closing price of our common stock, as reported on the NYSE, was $19.95 per share.
(2)	Under our existing stock repurchase program, approved by our Board of Directors, and publicly announced on December 18, 2001, we are authorized the repurchase of up to 15 million shares of our Class B common stock and up to 5 million shares or our common stock.

On March 17, 2004 we issued 49,162 shares of Class B common stock to POW! Entertainment, LLC as consideration for our March 2004 acquisition, through our subsidiary IDT Entertainment, Inc., of a minority equity interest in POW! and POW!’s agreement to jointly develop with IDT Entertainment certain animated entertainment projects.

On March 29, 2004, we issued 301,897 shares of Class B common stock to the shareholders of 1004606 Ontario Inc. and 999395 Ontario Inc., the sole shareholders of Dan Krech Productions, Inc., as the purchase price for our March 2004 acquisition, through our subsidiary, TLL Dutch Holdings, B.V., of all of the outstanding shares of 1004606 Ontario Inc. and 999395 Ontario Inc.

On April 28, 2004, we issued 2,200,000 shares of Class B common stock to HMTF IDT, LLC, upon HMTF’s April 2004 exercise of an option that HMTF acquired from us in May 2001.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(b)	Report on Form 8-K

On March 16, 2004, IDT furnished a report on Form 8-K relating to its financial information for the quarter ended January 31, 2004 and forward-looking statements related to fiscal 2004, as presented in a press release of March 16, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT CORPORATION

June 14, 2004	By:	/s/ JAMES A. COURTER
James A. Courter
Chief Executive Officer and Vice-Chairman (Principal Executive Officer)

June 14, 2004	By:	/s/ STEPHEN R. BROWN
Stephen R. Brown
Chief Financial Officer and Treasurer (Principal Financial Officer)