Form 10-K
period 2004-07-31
IDT CORP
filed 2004-10-15
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2004,

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on January 30, 2004 (the last business day of the Registrant’s most recently completed second fiscal quarter) of the Class B common stock of $21.72 and of the common stock of $21.05, as reported on the New York Stock Exchange, was approximately $1.265 billion. Shares held by each officer and director and by each person who owns 5% or more of the outstanding common stock (assuming conversion of the Registrant’s Class A common stock) or Class B common stock have been excluded from this computation, in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of October 1, 2004, the Registrant had outstanding 67,554,116 shares of Class B common stock, $.01 par value, 9,816,988 shares of Class A common stock, $.01 par value, and 18,845,933 shares of common stock, $.01 par value. Excluded from these numbers are 1,608,290 shares of Class B common stock and 6,228,927 shares of common stock held by IDT Corporation.

INDEX

IDT CORPORATION

ANNUAL REPORT ON FORM 10-K

PART I

As used in this Annual Report, unless the context otherwise requires, the terms “the Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and its subsidiaries, collectively. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2004 refers to the fiscal year ended July 31, 2004).

Item 1. BUSINESS.

INTRODUCTION

We are a multinational telecommunications and entertainment company. Our primary telecommunications offerings are prepaid debit and rechargeable calling cards, wholesale carrier services and consumer local and long distance phone services. Our entertainment business is comprised of complementary operations and investments that enable us to acquire, develop, finance and produce animated entertainment programming and to distribute home entertainment content to the mass market. We also operate various media-related businesses including brochure distribution and radio operations.

We conduct our business primarily through the following four operating divisions:

IDT Telecom.  IDT Telecom is our largest division with revenues of $1.938 billion during fiscal 2004, representing 87% of our total consolidated revenues, and operating income of $78.4 million. IDT Telecom offers retail and wholesale telecommunications services. Our prepaid calling cards are our primary retail offering. In fiscal 2004, we expanded our consumer local and long distance phone services, and we introduced new retail products, such as “Global Access,” a calling card for cellular phone users who want to make international calls. In our prepaid calling card operations, we focus on traditionally underserved segments of the market. We offer wholesale services to other carriers, focusing on serving the world’s largest telecommunications providers. Our carrier customers include many of the largest telecommunications companies in the world.

We sell approximately 300 different prepaid and rechargeable calling cards in the United States, approximately 100 different calling cards abroad, providing telephone access to more than 230 countries and territories. Our prepaid calling cards are marketed primarily to targeted ethnic and immigrant communities in the United States, Europe and Latin America that generate high levels of international call volume. We sold approximately 373 million prepaid calling cards during fiscal 2004, generating $1.188 billion in revenues, or 53.6% of our total consolidated revenues for fiscal 2004, and 15.627 billion minutes of phone usage.

Through our prepaid solutions business we market customized retail calling cards, IDT-branded retail calling cards, promotional calling cards and corporate calling cards. Customers include Hess, ExxonMobil, Walgreens, Kroger and Sears. We are also developing new potential sources of revenue utilizing our global calling card platform and distribution network, including money transfer services, third-party advertising on calling card packaging and gift and loyalty calling card programs.

We market local and long distance phone services directly to consumers in the continental United States and in the United Kingdom. We have offered consumer long distance phone services in the United States since 1994, and, as of July 31, 2004, we had approximately 407,000 long distance customers. In August 2003, we launched bundled local and long distance phone service in the United States, marketed under the brand name America Unlimited, which we provided to approximately 280,000 customers in 13 states as of July 31, 2004. In the United Kingdom, we offer a bundled local and long distance phone service under the Toucan brand name. We launched this service in November 2003 and we had approximately 40,000 Toucan customers as of July 31, 2004.

Our wholesale services consist of carrying the telecommunications traffic of other telecommunications companies, which we refer to as “carrier’s carrier” services. In fiscal 2004, we carried 4.829 billion minutes, an increase of 25.3% over fiscal 2003, for approximately 450 other carriers.

In fiscal 2004, retail services constituted 72.9% of IDT Telecom’s revenues, with the remaining 27.1% attributable to wholesale services.

IDT Entertainment.  IDT Entertainment, which became a separate division in November 2003, operates our animation production and home entertainment distribution businesses. IDT Entertainment has recently become our second largest revenue-generating division, with fiscal 2004 revenues of $106.7 million (representing approximately 5% of our total revenues) and an operating loss of $0.6 million.

IDT Entertainment consists primarily of several animation studios and our home entertainment distribution operations. Through internally developed systems and acquired operations, we are able to acquire, develop, produce, finance and distribute animated properties for television, direct-to-video/DVD and theatrical release.

We are currently in the early stages of production on several proprietary computer generated, or CG, animated feature films, including Yankee Irving, the last feature film directed by Christopher Reeve prior to his untimely death, and Starpoint Academy, based on a concept by Gene Roddenberry (creator of the Star Trek series).

Through our DPS Film Roman, Mainframe Entertainment, DKP Effects and Digital Production Solutions studios, we provide animation services primarily to third parties and also for our own projects. DPS Film Roman has been the animation studio for the Emmy Award winning television series, The Simpsons, for 13 years, and King of the Hill since its creation seven years ago. Mainframe Entertainment is a provider of CG animation for television and direct-to-video/DVD products such as the Spider-Man series on MTV and the Barbie DVD collection for Mattel. DKP Effects is a producer of 3-D animation and high-end, digital visual effects for feature films, television, video features and commercials.

We have purchased a minority equity interest in, and have entered into a joint venture with, Vanguard Animation, a CG animated feature film company founded by John Williams, an originating producer of the CG films Shrek and Shrek II. Vanguard’s initial production, Valiant, is the first in a series of four Vanguard-produced films to be distributed by Buena Vista International, Disney’s distribution arm. The joint venture enables us to co-produce and co-own future Vanguard properties distributed in theaters, direct-to-video/DVD and on television.

Our distribution operations, which are primarily conducted through our Anchor Bay Entertainment subsidiary, distribute videos and DVDs to mass merchants including Wal-Mart, Target, Blockbuster Video, Best Buy and Kmart, and other retail outlets. We have a significant presence in the children’s, horror and fitness genres. Anchor Bay’s library consists of approximately 3,500 owned or licensed titles, including the Thomas the Tank Engine series, which consistently ranks in the top 50 children’s video sales, the Halloween series and the Crunch fitness series.

In May 2004, we acquired Manga Entertainment, a company specializing in the production, distribution and worldwide marketing of anime for theatrical and home video/DVD releases and television broadcast. “Anime,” a form of animation developed in Japan, is derived from and styled after Japanese comic books. Manga Entertainment is one of the largest distributors of anime outside of Asia. Manga has rights to over 300 titles, including co-production of the animated sci-fi thriller Ghost in the Shell, the first and only Japanese animated film to reach No. 1 on the Billboard Top Video Sales Chart. Ghost in the Shell won awards at the 1997 World Animation Festival for Best Theatrical Film and for Best Director of a Theatrical Feature Film.

To increase our ownership of and access to brand name characters and content, we have completed several additional investments and joint ventures. We purchased a minority equity interest in Archie Comics Entertainment and have obtained the rights to co-develop and co-produce animated properties based upon selected Archie characters. We have made an investment in POW! Entertainment, a company founded by Stan Lee, the creator of Spider-Man, The Incredible Hulk and X-Men, and entered into a development agreement for six animated features based on new Stan Lee characters and ideas in which we will own all intellectual property rights. We have concluded a multi-faceted development, production and distribution agreement with Todd McFarlane Productions covering the production of animation and merchandise based on Spawn and other Todd McFarlane Productions intellectual properties.

IDT Capital.  IDT Capital, which was formerly called IDT Menlo Park and, before that, IDT Media, is our division responsible for developing, growing and, in some cases, operating our new or innovative business ideas. Many of these initiatives are in the media or communications areas. Currently, IDT Capital consists primarily of our brochure distribution and radio operations. CTM Brochure Distribution distributes travel brochures to over 10,000 racks in hotel lobbies and other tourist-related access points. Our radio operations consist of a radio station (WMET 1160AM) serving the Washington, D.C. metropolitan area. IDT Capital also operates several other developing operations, such as development and servicing of bond trading software.

Voice over IP.  Net2Phone, which operates our Voice over IP business, is a leading provider of Voice over Internet Protocol, or VoIP, communications services. Net2Phone delivers telephony solutions to businesses and consumers in over 200 countries, capitalizing on the growth, quality, flexibility and cost advantages of VoIP technologies. Net2Phone offers cable operators a fully outsourced telephony platform to deliver high-quality residential phone services to their subscribers, enabling them to compete with traditional phone companies. We have voting control of Net2Phone and an effective equity ownership of 17.6% as of July 31, 2004. Accordingly, we consolidate Net2Phone’s financial results with our own. Net2Phone’s common stock is publicly traded on the Nasdaq National Market under the symbol “NTOP.”

Our main offices are located at 520 Broad Street, Newark, New Jersey 07102. The telephone number at our headquarters is (973) 438-1000 and our Internet address is www.idt.net.

We make available free of charge through the investor relations page of our Web site (www.idt.net/ir) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and all beneficial ownership reports on Forms 3, 4 and 5 filed by directors, officers and beneficial owners of more than 10% of our equity as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. We have adopted codes of business conduct and ethics for all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. Copies of the codes of business conduct and ethics are available on our Web site.

Our Web site and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission.

KEY EVENTS IN OUR HISTORY

We were founded in August 1990 and were originally incorporated in New York as International Discount Telecommunications, Corp. We were renamed IDT Corporation and reincorporated in Delaware in December 1995.

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

We completed an initial public offering of our common stock on March 15, 1996. Our common stock was quoted on the Nasdaq National Market until February 26, 2001, when it was listed on the New York Stock Exchange, where it now trades under the symbol “IDT.C.” On May 31, 2001, we distributed a stock dividend of one share of our Class B common stock for each outstanding share of our common stock, Class A common stock and Class B common stock. On June 1, 2001, our Class B common stock was listed on the New York Stock Exchange and now trades under the symbol “IDT.”

We entered the Internet telephony market in August 1996 with our introduction of PC2Phone, the first commercial service to connect voice calls between personal computers and telephones over the Internet.

We began marketing and selling prepaid calling cards in January 1997.

In August 1999, Net2Phone, our subsidiary that runs our Voice over IP operating division, completed an initial public offering of 6.2 million shares of its common stock, and in December 1999, Net2Phone completed another offering of 3.4 million shares of its common stock. In connection with the second offering, we sold 2.2 million shares of Net2Phone common stock for proceeds of $115.0 million.

In August 2000, we completed the sale of 14.9 million shares of Net2Phone common stock to AT&T for approximately $1.1 billion in cash.

In October 2001, we created a consortium, NTOP Holdings, LLC, which as of July 31, 2004 held approximately 28.9 million shares of Net2Phone’s Class A common stock representing approximately 38.2% of Net2Phone’s outstanding capital stock and approximately 55.3% of the voting power in Net2Phone. The consortium originally consisted of IDT, AT&T and Liberty Media. On October 29, 2002, AT&T sold its interests in the consortium to us and Liberty Media.

In November 2001, we organized a new venture, Digital Production Solutions, or DPS, an animation company which uses proprietary technology to operate a global animation studio linking animators throughout the world utilizing IDT Telecom’s infrastructure.

In January 2002, we sold 4.8% of IDT Telecom to Liberty Media Corporation for $30.0 million in cash.

In September 2002, we more than doubled the size of our domestic telecommunications backbone by acquiring indefeasible rights of use, or IRUs, and related equipment from the bankrupt estate of Star Telecommunications for $0.6 million.

In December 2002, we were selected as the exclusive prepaid calling card provider to Walgreens, the nation’s largest drugstore chain.

In May 2003, we acquired a controlling interest in Film Roman, an independent animation company known for its production work on animated television programs including The Simpsons and King of the Hill.

In June 2003, we sold 5.6% of our subsidiary that operated our entertainment and media businesses to Liberty Media for $25.0 million in cash.

In July 2003, we purchased a minority stake in Vanguard Animation, a producer of CG animated feature films, and entered into a joint venture with Vanguard to co-produce and co-own other computer generated animated films, as well as computer generated animation projects for television exhibition and/or direct-to-video/DVD distribution.

DEVELOPMENTS IN FISCAL 2004

In August 2003, we successfully launched “IDT America Unlimited,” our flat rate, unlimited local and long distance calling plan, a service now available in 13 states.

Over the course of the fiscal year, our prepaid solutions business added new and well known names to its list of private label calling card clients, including Hess, Exxon Mobil and Sears.

Over the course of fiscal 2004, we also introduced calling cards under the carrier name “Entrix Telecom, Inc.,” or “Entrix”.

In November 2003, IDT began offering consumer phone services in the United Kingdom, under the “Toucan” brand name.

In November 2003, Net2Phone issued additional shares in an underwritten common stock offering. The offering, which was priced at $4.50 per share, included 11.5 million shares issued to the public, and an aggregate of 2.5 million shares purchased by IDT and Liberty Media. Net2Phone received net proceeds of $58.6 million from the offering (of which $5.6 million was received from IDT).

In November 2003, we also announced the creation of our IDT Entertainment division in an effort to expand our entertainment operations.

In December 2003, we completed the acquisition of a controlling interest in Mainframe Entertainment, a creator of CG animation for feature films, television and direct-to-video/DVD products.

In December 2003, we also completed the acquisition of Anchor Bay Entertainment, a leader in distribution of home entertainment products to the mass market.

In February 2004, IDT Europe and Connect Spot teamed up to launch “isimplify,” the world’s first prepaid rechargeable voice, data and WiFi card, allowing business travelers to use one calling card to make low cost calls around the world and to access a global network of WiFi hot spots.

In March 2004, we were selected as the online calling card provider for AOL Latino.

In March 2004, IDT Entertainment acquired DKP Effects, a producer of 3-D animation and high-end, digital visual effects for feature films, television, video features and commercials.

In May 2004, IDT Entertainment acquired a minority equity interest in POW! Entertainment headed by comic book direct-to-legend Stan Lee. In addition, IDT Entertainment acquired exclusive distribution rights for all POW! Entertainment animated DVD properties. The companies also announced that they will co-produce and co-develop a minimum of six animation projects for direct-to-DVD distribution and broadcast.

In May 2004, IDT Entertainment and Todd McFarlane Productions entered into a development, production, and distribution agreement to produce animated programming and merchandise based on Spawn and other original intellectual properties of Todd McFarlane Productions. Todd McFarlane Productions is best known for its multiple Emmy-winning Spawn franchise.

In May 2004, we acquired Manga Entertainment, which distributes anime programming from its extensive library of licensed titles.

In May 2004, we also announced the reorganization of our IDT Solutions operating division, which consists of Winstar Holdings. As of October 2004, IDT Solutions no longer provides retail switched communication services. The division currently provides communication services only to select governmental customers in 14 markets. We are exploring various options for further redeploy Winstar Holdings’ assets towards providing private line fixed wireless services, wholesale back-haul services and spectrum leasing, as well as other potential opportunities for the unique conglomeration of assets.

RECENT DEVELOPMENTS

In August 2004, we launched a telephone calling card-based advertising program with Pocket Billboards. The program places print advertising on IDT prepaid calling cards and features interactive audio messages that are linked to the calling card’s voice prompt directions.

In September 2004, Hasbro selected IDT Entertainment to produce two 3D animated direct-to-video movies based on WEEBLES, Hasbro’s Playskool division’s unique toy property. The series will be distributed worldwide by Paramount Home Entertainment.

In September 2004, Mainframe Entertainment, an IDT Entertainment company, entered into an agreement with skateboarding legend Tony Hawk to produce a computer generated animated feature for direct-to-video release.

In September 2004, IDT Telecom entered into an agreement to provide international long distance phone services to Cablevision Systems Corporation’s Optimum Voice digital voice-over-cable customers.

In September 2004, IDT Entertainment and Emmy award winner Harry Connick Jr. entered into an agreement to co-produce The Happy Elf, a one-hour 3D animated holiday special based on Connick’s original children’s song from Harry for the Holidays, his Sony/Columbia Records’ top selling holiday CD for 2003.

IDT TELECOM

Overview

Our subsidiary, IDT Telecom, provides retail and wholesale telecommunications services and products, including prepaid, rechargeable and prepaid solutions (formerly referred to as private label) calling cards, consumer phone services and wholesale carrier services.

Our telecom division generated revenues of $1.938 billion during fiscal 2004, an 18.3% increase over the $1.639 billion of revenues generated during fiscal 2003. Our telecom division’s revenues represented 87.4% of our total consolidated revenues in fiscal 2004 as compared to 89.3% in fiscal 2003. During fiscal 2004, our retail telecommunications services and products (calling cards and consumer phone services) contributed 72.9% of our telecom division’s revenues, with the remaining 27.1% attributable to wholesale carrier services. Our telecom division’s operating income increased to $78.4 million in fiscal 2004, from $63.4 million in fiscal 2003.

In fiscal 2004, we recorded revenues of $1.188 billion from sales of calling cards worldwide, and provided 15.627 billion minutes of phone service to our calling card customers. We are one of the largest providers of calling cards in the United States, where we distribute cards primarily through Union Telecard Alliance, a joint venture of which we own 51%.

We provided consumer phone services to more than 670,000 residential customers and 15,000 business customers in the United States as of July 31, 2004. In addition, as of July 31, 2004, we had approximately 450 wholesale carrier customers (i.e., other telecommunications companies that purchase our telecommunications services to terminate their traffic) located primarily in North America and Europe.

We deliver our telecommunications services over our own network, consisting of switching centers and technical staff in the United States, the United Kingdom, Hong Kong, Peru and Argentina. This network comprises core carrier switching capabilities, a global softswitch (a software-based, as opposed to hardware-based, switching platform capable of delivering next-generation services) and Voice over IP (VoIP) network, and a highly scaleable Enhanced Services Platform.

IDT owns and operates seven core carrier switches located in the United States and the United Kingdom. In the United States, we have four Nortel GSP international gateway switches and one Nortel DMS domestic carrier switch. In London, we have two Nortel GSP international gateway switches serving the United Kingdom and Europe. An international gateway switch connects networks across international borders and translates voice and signaling protocols between those used in North America, in Europe and in other areas of the world so that the networks can communicate. Our global softswitch and VoIP network is a multi-service, distributed switching platform that provides domestic and international gateway switching capabilities, support for our enhanced services applications and VoIP gateway functionality. This platform is deployed worldwide in each of our operating regions and is interconnected over IDT’s internal VoIP backbone network.

IDT’s Enhanced Services Platform provides calling card, prepaid solutions and other products and services to retail customers in over 50 languages and currencies. This platform consists of proprietary applications and software deployed worldwide on more than 230 programmable switches and integrated over a distributed network of high availability servers, routers and databases.

IDT holds indefeasible rights of use (which are leases of fiber optic cables generally considered to be more akin to ownership rights than traditional leases and referred to as IRUs) providing long-term usage of capacity on six undersea fiber-optic systems. In addition, we lease capacity, which together operate on more than seventeen different cable systems worldwide. These undersea circuits connect our U.S. facilities with our international facilities and with third-party facilities in Europe, Latin America, Asia, the Caribbean, Canada, and Africa.

Industry Overview

The international telecommunications industry is intensely competitive and is subject to frequent regulatory changes that have altered and will continue to alter how the business is conducted. We believe that the dynamic nature of the industry creates growth and profit potential for entrepreneurial operators such as IDT that are willing to focus on specific segments of the market and react swiftly to changes and opportunities that arise. International telephone traffic has continued to increase throughout the global economic downturn, growing substantially year after year. The increase in international traffic is mainly due to a shift towards deregulation and opening to foreign operators in many of the world’s major telecommunications markets (including Eastern Europe, Latin America, and Asia). While minutes of use have increased, the price per minute of use has generally declined due to increased competition, deregulation and excess capacity. We believe that the growth of voice and data traffic originated outside of the United States will exceed the growth in voice and data traffic originated within the United States due to the deregulation of many foreign markets and increasing access to telecommunications facilities in emerging countries and regions. Many participants in the worldwide telecommunications industry have not been able to benefit from this growth in worldwide telecommunications traffic. Many of the incumbent carriers have experienced significant declines in their revenues and profitability due to the pricing declines. IDT Telecom has continued to grow its revenues by taking advantage of new opportunities created by the industry trends.

We believe that growth in international long distance telecommunications traffic will continue to be driven by:

•	the globalization of the world’s economies and the worldwide trend toward deregulation of telecommunications;
•	declining prices arising from increased competition generated by privatization and deregulation;
•	increased worldwide telephone density in both traditional landline and wireless telephones;
•	technological advances resulting in a wider selection of products and services, including many technologies that may replace traditional landline telephone service; and
•	continued oversupply of network capacity in most of the world’s major telecommunications markets.

The Telecommunications Act of 1996 has had a profound impact on the U.S. telecommunications industry by opening local markets to competition. This deregulation commenced at the same time that the Internet began to create new streams of data traffic. This resulted in the investment of a tremendous amount of capital designed to build converged networks and additional capacity to take advantage of the technological and regulatory changes and forecasts of increased demand. New competitors took advantage of the favorable capital market environment to raise substantial amounts of debt and equity to fund their business plans. The assumptions as to growth and pricing for telecommunications needs underlying these business plans turned out to be overly optimistic and many of these companies were unable to service their debt and sought bankruptcy protection or were sold or liquidated. Because we did not increase our leverage and did not participate in the network overbuild which was prevalent in the industry, we were not affected financially as greatly as other telecommunications companies by the downturn in the industry, the capital markets or the growth projections. Nevertheless, our revenues per minute were negatively affected as industry pricing dropped significantly, due primarily to the oversupply of capacity and significantly increased competition. We were also negatively affected by the financial difficulties or bankruptcies of some of our customers.

The Telecommunications Act of 1996 established a statutory framework for opening the local markets to competition, while at the same time allowing long distance service to be offered by the incumbent local exchange carries, known as ILECs, which generally are operated by the regional bell operating companies, or RBOCs. RBOCs can now offer long distance service because they have established, to the satisfaction of the FCC, that they have opened their local market to local telephone competition. We compete with the RBOCs for consumer phone service customers. However, the increased competition also creates opportunities, as most of the RBOCs lack international networks to support their new long distance businesses, and we expect that they will, therefore, rely heavily on carrier’s carriers, such as us, to carry and arrange for termination of their international telephone traffic.

The local phone service market continues to be dominated by the RBOCs. Currently, the RBOCs’ main competitors in this market are the dominant long distance providers that have entered the market for local service, competitive local exchange carriers, or CLECs, taking advantage of the FCC’s Unbundled Network Element-Platform, generally referred to as UNE-P, prescribed by the Telecommunications Act, and others such as cable companies, that use Voice over Internet Protocol, or VoIP, technology, to provide alternative access to customers. The RBOCs have seen their local business decline during each of the last four years due to competition from other providers of local phone service, increased use of cellular phones in place of traditional land lines and greater adoption of high speed Internet access services that replaces the phone line used for dial-up Internet access. However, the RBOCs have been able to offset some of these losses by providing wireless phone service, DSL Internet service, bundling long distance with their local phone service and, in some cases, cross-selling services with satellite TV providers. Cable companies, such as Comcast, Time Warner, and Cablevision, have had success in adding phone customers by bundling VoIP phone service with their cable television offerings and high speed Internet access.

We compete in the consumer phone service market by utilizing the UNE-P platform to provide our bundled local and long phone distance service. UNE-P allows an operator to resell the RBOC’s phone service using the RBOCs’ equipment, at wholesale rates set by the FCC. The RBOCs are currently challenging these lease rates and the UNE-P structure itself, as discussed in more detail under the heading “Business—Regulation in the United States” below. The ultimate outcome and timing of any decision on UNE-P is uncertain, but we believe that there will continue to be an opportunity for IDT to provide local and long distance phone service, using either UNE-P or a combination of our own facilities and RBOC lines to access the customers’ premises.

The large long distance providers, such as AT&T, MCI, and Sprint, have been heavily affected by competition from the RBOCs in the long distance market. These providers have seen their revenues decline due to lower pricing brought on by the increased competition and subscriber losses to the new entrants. Long distance pricing has declined due to increased competition from flat-rate offerings from providers of bundled local and long distance, wireless, and VoIP phone service. In addition, they have lost subscribers to substitute products offered by the RBOCs, wireless operators, and cable companies. The long distance providers have attempted to move into the local market to try to offset some of these revenue declines but have met with limited success. Some long distance providers, faced with increased competition for their core business customers and the uncertainty surrounding the UNE-P regulations, have chosen to discontinue their attempt to attract new residential local customers. We believe that the withdrawal of our larger competitors from this market provides us with an opportunity to expand our customer base, which has traditionally been heavily weighted towards the residential segment of the local market.

The international long distance market, particularly in less developed regions, has not been affected to the same degree by the factors plaguing the domestic long distance market because many of these markets are in the early stages of deregulation and there is, therefore, less competition and fewer opportunities for product substitution. Prices have not declined to the same extent that they have in the U.S. market because most of the cost of the call remains in the termination. In many of these foreign markets there is still only one dominant provider of telephone services, usually a post, telephone or telegraph company which is either government owned or has recently been privatized, to provide this termination. We believe that prices in most foreign markets will decline as the factors that affected the U.S. market impact these markets as well, but we expect that the prices in these markets will remain substantially above those in the United States due to other factors that will limit the number of competitors and alternative products. While we have been affected by the general decline in pricing in the market, we have also been able to benefit from the deregulation of many foreign markets by expanding our current services and by offering service in new markets.

Business Strategy

Our approach to the dynamic worldwide telecommunications industry has allowed us to grow even as many companies have endured financial difficulties. Two key concepts of our approach are:

•	our niche strategy; and
•	our smart-build approach.

Throughout our history, we have sought to exploit profitable niches within the telecommunications industry. This included:

•	establishing ourselves as a low cost provider of services by setting our price points below those offered by the larger, “brand-name” companies (through our prepaid calling cards and consumer phone service products);
•	providing services to under-served segments of the retail markets (through our prepaid calling cards); and
•	providing wholesale telecommunications services to other telecommunications companies (through our wholesale carrier services).

Our smart-build approach refers to the incremental approach we take to expand our network — we add new facilities only when we determine that such investments are justified by existing or imminent traffic volumes. Under this approach, we usually enter a new market by leasing fiber capacity. As traffic grows, we may install a switch to increase our overall capacity and lower our cost of carrying traffic. As traffic increases further, we analyze whether purchasing bandwidth, instead of leasing, would reduce our costs by routing calls over an owned network. If our volume continues to grow, we may deploy additional switching and/or fiber capacity. Only when we believe that we have the traffic volumes to justify the fixed cost involved with a switch or owned bandwidth do we consider such an investment. This approach enables us to focus on our network costs on a per minute basis.

The following represent key elements of our strategy to compete and grow in the telecommunications market:

•	Expand to Additional Geographic and Customer Markets. We are expanding our retail and wholesale operations to additional geographic areas, particularly in Europe, Latin America and Asia. We will continue to focus our calling card and consumer phone service marketing efforts on ethnic and immigrant communities and portions of the population that have typically been under-served or have limited access to low-cost telecommunication services. Within the United States, we intend to expand our calling card operations in the Midwest and Southwest, areas where we currently have a smaller presence but which are heavily populated by the same immigrant communities that comprise our core customer base. In our more mature U.S. markets, we are targeting additional ethnic and immigrant communities. We are also expanding the geographic areas in which we offer our consumer phone services and wholesale carrier services.
•	Expand International Relationships. We intend to capitalize on our existing relationships with U.S. and foreign carriers in order to enter into additional transmission and capacity agreements and support the managed expansion of our business. This will enable us to route calls to additional locations and lower our costs of sending traffic to locations we currently serve. We will continue to focus on international markets with high volumes of traffic, relatively high per-minute rates and favorable prospects for deregulation, and we will seek to expand our product offerings to retail customers calling internationally from these markets. In addition, as we obtain more favorable pricing to the home countries of our new target markets, we will be in a stronger position to execute our geographic expansion strategy.
•	Broaden our Portfolio of Products and Services. We continue to develop and introduce new and complementary telecommunications products and platforms. Recent introductions include a number of new prepaid and rechargeable calling card products as well as bundled and unbundled consumer phone services. We seek to leverage our flexible Enhanced Services platform, market access, infrastructure and expertise to offer complementary services, such as (non-telecom) stored value cards and cards offering money transferring capability, to our target markets.
•	Pursue Strategic Investments and Acquisitions. We will consider acquiring other telecommunications companies, businesses or assets, as opportunities arise. Such acquisitions would focus on geographic expansion, the addition of new product lines or increasing scale in our existing businesses.

IDT Telecom’s Services

Our telecom division currently provides our customers with a variety of services, including:

•	prepaid debit and rechargeable calling cards;
•	prepaid solutions calling cards;
•	consumer phone services; and
•	wholesale carrier services.

Retail Telecommunications Services

Prepaid Debit and Rechargeable Calling Cards

We sell prepaid debit and rechargeable calling cards under the “IDT” and “Entrix” names providing telephone access to more than 230 countries and territories. We offer rates on our calling cards that we believe are generally well below the rates for international calls offered by most of the major “brand-name,” carriers such as AT&T, MCI and Sprint. We sell more than 300 different prepaid calling cards in the United States, and more than 85 different cards abroad, with specific cards featuring favorable rates to specific areas of the world.

Our prepaid calling cards are marketed primarily to the ethnic and immigrant communities in the United States, Europe, Asia and Latin America that tend to generate high levels of international traffic. We believe that recent immigrants and members of ethnic communities tend to be heavy users of international long distance telephone service because of their desire to keep in touch with family members and friends located in their country of origin. Specifically, a large portion of our U.S. and European calling card customers are from the Hispanic community. Therefore, a significant proportion (63.1% in fiscal 2004 and 58.4% in fiscal 2003) of our international prepaid calling card minutes are terminated in Latin America. We believe that many customers typically use our prepaid calling cards as their primary means of making long distance telephone calls due to competitive rates, reliable service, the ease of monitoring and budgeting their long distance spending and the appealing variety of prepaid calling cards that we offer to different market segments.

Our prepaid calling card business is particularly strong in the Northeastern United States because of our extensive distribution network and competitive rates to countries that immigrants in the Northeastern United States prefer to call, such as Colombia, Mexico and the Dominican Republic. With the expansion of operations in Arizona, California, Florida, Georgia,

Texas and other parts of the United States, our prepaid calling card sales in the Northeastern United States now constitute a smaller percentage of our total prepaid calling card sales in the United States. In fiscal 2004, prepaid calling card sales in the Northeastern United States were approximately 43.0% of our total prepaid calling card sales in the United States, as compared to 53% in fiscal 2003. Supporting our expansion outside of the Northeastern United States, Union Telecard, our 51%-owned distribution arm, opened offices in California and North Carolina during fiscal 2004.

The following table lists some of the major prepaid calling cards that we sell in the United States:

Red New York	CC1	Perico Ripiao
Union California	Blue Georgia	UTA Card
PT1 Gold	Diamond Direct	Simply Africa
Green Midwest	Union Phonecard	Union New England
Red Texas	Diamond Georgia	New York Exclusive
Green California	Green Massachusetts	Simply Eastern Europe IL
Union Carolina	California Payless	Caribbean Rum
Blue NJ	People’s Choice	UME
Green Florida	New York Alliance	Megatel Africa
Union New York	Union Florida

In Europe, we market our prepaid calling cards in the United Kingdom, the Netherlands, Spain, Germany, Belgium, France, Italy, Sweden, Switzerland, Denmark, Norway, Portugal, Austria and Greece, seeking to capitalize on the opportunity presented by the recent surge in immigration from underdeveloped countries around the globe to Europe’s developed nations. We sell approximately 100 different prepaid calling cards in Europe, with some of the major cards listed below:

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

We believe that there is a significant untapped market for prepaid calling cards in Latin America, where certain countries serve as regional nexuses, attracting immigrants due to stronger job markets and opportunities. Immigrants from satellite countries share the needs of their U.S. counterparts for low-cost, prepaid calling solutions to maintain contact with relatives and friends in their countries of origin. In fiscal 2002, we began distributing prepaid calling cards in Latin America by selling calling cards in Argentina, and we now sell cards in Peru, Chile, Jamaica, and Uruguay as well. In fiscal 2004, we generated $7.1 million in revenue selling calling cards in Latin America.

During fiscal 2004, we sold approximately 373 million prepaid calling cards, excluding rechargeable calling cards, worldwide, a 22% increase from the 267 million prepaid calling cards sold in fiscal 2003. The sale of these calling cards in fiscal 2004 generated $1,171 million in revenue, as compared with $1,057 million in fiscal 2003, and resulted in the completion of 15.627 billion minutes of telephone usage, as compared with 12.606 billion minutes in fiscal 2003. During fiscal 2004, sales of prepaid calling cards accounted for 60.4% of our telecom division’s total consolidated revenues, as compared to 64.5% in fiscal 2003. During fiscal 2004, we sold 81.7% of our prepaid calling cards in the United States, with the remaining 17.3% sold abroad.

Our rechargeable calling cards, marketed to business travelers, are distributed primarily through in-flight magazines and permit users to place calls from over 55 countries through international toll-free services. Accounts are automatically recharged with a credit card that the customer provides at the time of initial card activation. In fiscal 2004, revenues attributable to rechargeable calling cards were $16.6 million, or 0.9% of our telecom division’s consolidated revenues.

Combined, our prepaid and rechargeable calling cards accounted for 61.3% of our telecom division’s consolidated revenues in fiscal 2004.

We believe that the following factors have contributed to the growth of our calling card services:

•	our competitive pricing resulting from our extensive network or interconnection and termination arrangements, purchasing power and least-cost-routing system, which allow us to procure the most cost-effective termination;

•	our network of switches and transmission facilities, which allows us to keep our costs low as compared to some of our competitors, whose operations consist solely of selling calling cards, while relying on other companies to provide switching services;
•	our Enhanced Services Platform, which is a database that keeps track of the remaining balance on each calling card, enables us to process a large number of cards and transactions simultaneously and to provide multilingual and multi-currency cards.
•	our extensive distribution channel, which covers a wide variety of over 350,000 retail outlets worldwide;
•	the quality and dependability of the telephone service we provide;
•	our understanding of, and commitment to, the ethnic prepaid calling card market; and
•	our superior customer service.

Prepaid Solutions

Our Prepaid Solutions division markets a variety of calling cards and complementary offerings, including:

•	Customized Retail Calling Cards. We print these prepaid calling cards with the retailer’s name and logo. We market these cards to major national retailers, who in turn sell them to their customers, and the cards are primarily sold in high-traffic stores. In December 2002, we became the exclusive prepaid calling card provider to Walgreens, the largest retail drugstore chain in the United States with over 4,000 stores. During fiscal year 2004, we began offering our prepaid solutions calling cards to more than 1,160 ExxonMobil stores, and we signed agreements to distribute our prepaid solutions cards through the 812 retail outlets of Hess and in more than 1,800 Sears stores.
•	IDT-Branded Retail Calling Cards. These prepaid calling cards are printed with the IDT logo and design and are sold to small to medium sized retail chains (supermarkets, drug stores, convenience stores, etc.) for resale to their customers, typically through point of sale displays. Key elements of our offering for retailers include: domestic and ethnic international brands with competitive price points, point-of-purchase materials and marketing support, a merchant services team, detailed reporting and inventory and auto-replenishment services. New York-based Gristedes supermarkets and New Jersey-based Community Distributors Inc.’s Drug Fair and Cost Cutters stores were among the first customers to sign up for this new program.
•	Promotional Calling Cards. These prepaid calling cards are a marketing and branding tool used by consumer goods and other companies, including Fortune 1000 companies such as Alaska Airlines, Coca-Cola, Colgate, JetBlue Airways and Pizza Hut. Our prepaid solutions promotional cards can be used for a variety of purposes, including giveaways, incentive building programs, loyalty rewards and special occasions.
•	Corporate Calling Cards. Many companies are using the benefits of prepaid/postpaid and rechargeable calling cards to control and track their employees’ long distance telephone charges by giving each employee a calling card and mandating its use for long distance telephone service whenever possible, including during international travel. IDT’s corporate calling card customers include both medium sized companies as well as Fortune 1000 and other large international companies who enjoy customized programs (such as a customer’s advertising prior to the voice prompt), voice prompt for the value-added service (e.g., speed dialing, news tickers, conference calling) and specialized rates.

We are developing new potential sources of revenue, including placing third-party advertising on calling card packaging, offering gift calling cards, and loyalty calling cards. In addition, we are leveraging the technologies built for our point of sale activation services and our retail distribution channel to develop prepaid cards that can be accepted by banking networks (particularly internationally) for ATM withdrawals and by retail stores for debit purchases. Our prepaid solutions cards accounted for revenues of $37.9 million in fiscal 2004 or 2.0% of IDT Telecom revenues.

Consumer Phone Services

We market long distance phone services directly to consumers and businesses in the 48 contiguous U.S. states, and in Washington, D.C.

In August 2003, we launched our bundled local/long distance phone service in New York and New Jersey. We currently offer the bundled local/long distance phone service in 13 states and we plan to offer bundled service in at least 20 states by the end of fiscal 2005. Our bundled local/long distance service, offered to residential customers, includes unlimited local, regional toll and long distance calling with caller ID, speed dial, call waiting and 3-way calling. In most of the states we offer this service for $39.95 per month, plus applicable taxes and surcharges. We also offer a second bundled plan providing unlimited local service with caller ID and call waiting with IDT long distance included for as low as 5 cents a minute. With either plan, competitive international rates can be added on for an additional monthly fee.

Our long-standing five cents per minute long distance service continues to be available in the continental United States with a monthly service fee. Our rates for international calls are often lower than those charged by the major international long distance carriers.

Consumer phone services accounted for 11.6% of our telecom division’s total consolidated revenues in fiscal 2004. As of July 31, 2004, we had approximately 280,000 active customers for our bundled local/long distance plan and 407,000 customers for our metered long distance plans. The highest concentrations are in large urban areas, with the greatest number of customers located in New York, New Jersey, Pennsylvania, California, and Florida.

In providing local phone service, we rely upon the use of local lines and other network elements leased from the ILECs. As mandated by the FCC’s UNE-P provisions, ILECs are required to allow access to their local networks to competitive phone companies. UNE-P has remained the subject of intense legal and lobbying efforts by the ILECs, who seek to have the FCC or the courts overturn this provision. During 2004, the FCC left standing those rules related to UNE-P. RBOCs are aggressively seeking significant revisions to the UNE-P rules and substantial increases in the UNE-P lease rates. We have evaluated a number of scenarios and are developing contingency plans depending on the outcome of any future decision.

We are party to resale agreements with AT&T and Global Crossing pursuant to which we resell long distance services to our consumer long distance and bundled plan customers. The AT&T agreement also provides that AT&T will originate calls from our long distance customers and that the types of calls specified (international, specific area codes, etc.) will be routed to their destination on our network. The agreement gives us the flexibility to select those calls to terminate on our own network at a lower cost to us. We believe that this flexibility can increase our gross margins and provide the opportunity to market new, more aggressive plans, particularly international plans, which will generate additional revenues.

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

By utilizing our flexible, least-cost traffic routing system and capitalizing on our aggressive purchasing strategies and extensive experience in provisioning circuits, we are able to provide major carriers and niche carriers alike with rates that we believe are often lower than those traditionally available through other carriers. The dramatically reduced pricing for telephone service prevalent in the last few years adds an incentive for carriers to seek the lowest wholesale rates. We are able to offer competitive rates to our carrier customers as a result of our ability to generate a high volume of international long distance telephone traffic (aided by the volumes generated by our calling card business) and our competitive rates negotiated with foreign state-owned or state sanctioned post, telephone or telegraph companies and other carriers. Wholesale carrier sales accounted for $524.5 million of our telecom division’s revenues in fiscal 2004, representing 27.1% of our telecom division’s consolidated revenues. In fiscal 2004, we carried 4.829 billion wholesale minutes, an increase of 25.3% over fiscal 2003 when we carried 3.854 billion wholesale minutes.

In fiscal 2004, we increased the number of our direct relationships with foreign state-owned or state sanctioned post, telephone or telegraph companies, from approximately 100 to more than 120. We believe that a direct connection from one of our switches to a foreign state-owned or state sanctioned post, telephone and telegraph company both increases the quality of a call and reduces cost, which enables us to generate more traffic with higher margins to that foreign locale. During fiscal 2005, we intend to continue to vigorously expand our existing direct relationships with foreign state-owned or state sanctioned post, telephone and telegraph companies. In particular, we plan to continue to approach some of the larger foreign state-owned or state sanctioned post, telephone and telegraph companies in Asia and Africa in order to establish new direct relationships.

With prices for bandwidth in decline for the last three years many carrier’s carriers have gone out of business or exited the market, allowing us to increase our market share. We believe that there will continue to be opportunities for financially sound carriers like us, to continue to increase market share at the expense of weaker rivals.

We have broadened our wholesale carrier service offerings to include a higher priced service in which we guarantee higher quality connections. This service meets a growing need for some of our wholesale customers. We believe that this service will help us grow our revenues and increase our gross profit margins.

During fiscal 2004, we broadened our wholesale customer base by increasing our customers from 350 in July 2003 to 448 a year later. In the fourth quarter of fiscal 2004, the top 15 wholesale carrier service customers accounted for 37.7% of the revenues for this division, versus 43% in the fourth quarter of fiscal 2003. Our most significant wholesale carrier customers are long distance carriers. While they may vary from period to period, our five largest wholesale carrier customers accounted for 6.5% of our total consolidated revenues in fiscal 2004, compared with 4.8% in fiscal 2003.

During fiscal 2004, wholesale carrier revenues from RBOCs increased 240% over fiscal 2003. The increase in our wholesale carrier revenues from the RBOCs has been offset, to a degree, by lost revenues on the retail side of our telecommunications business due to increased competition with RBOCs for our consumer phone service customers. We expect this trend to continue, particularly in states in which we do not yet offer our own bundled local/long distance service.

This concentration of revenues increases our risk associated with non-payment by a customer. This risk, in general, has become more acute for us since the early part of fiscal 2002 as several of our customers declared bankruptcy or faced financial difficulties. We perform ongoing credit evaluations of all of our wholesale carrier customers, but historically we have not required collateral to support accounts receivable from our customers. Since 2002 we have imposed stricter credit restrictions on some of our wholesale customer, resulting, in some cases, sharply curtailing or completely ceasing sales to certain of these customers.

Additionally, just as we carry traffic for other telecom companies, we may have other carriers carry traffic for us to certain destinations if we have no facilities in such destination or if other carriers charge less than it would cost us to carry that traffic on our network. Accordingly, in some cases in which we both buy from and sell to wholesale customers, we have the right to offset amounts we owe them for carrying our traffic against amounts they owe us for carrying their traffic. We endeavor to manage our relationships to ensure that we have no outstanding fees owed to us that cannot be offset. This mitigates the risk of nonpayment on these accounts.

Wholesale Carrier Market Strategy

We intend to become a multi-faceted wholesale telecom provider offering a portfolio of services and products to the most financially stable market participants through long-term contractual relationships. In order to reach this goal, we are seeking to:

•	broaden our portfolio of services and products offered to our wholesale carrier customers;
•	cultivate our relationships with additional foreign state-owned or state sanctioned post, telephone or telegraph companies and top-tier global carriers;
•	continue our evaluation of the financial stability of weaker wholesale carrier customers and cautiously manage our financial exposure to such customers in order to safeguard against nonpayment of outstanding receivables;
•	continue to seek out opportunities in the distressed marketplace to acquire complementary assets, technologies and lines of business at competitive prices; and
•	generate significant incentives, such as volume commitments and price incentives, for global carriers to enter into long-term contracts with mutual commitments.

IDT Europe

IDT Europe manages our telecom operations in Europe, Asia and South Africa. We maintain our corporate and carrier operations in London, England with our retail business headquartered in Dublin, Ireland. We also maintain Asian headquarters in Hong Kong and African headquarters in Johannesburg.

Our prepaid calling cards, typically sold under the IDT brand, are targeted primarily to immigrant and ethnic markets. IDT Europe markets a wide range of calling cards throughout Europe that feature competitive rates and high quality service to almost anywhere in the world. Because the European immigrant market is fragmented, we offer different cards to diverse communities. For instance, the top destinations for calls made from the United Kingdom are India and the Philippines, while the Netherlands has many ethnic Chinese and France is home to a large immigrant population of North African descent.

In the United Kingdom, we provide consumer local and long distance service under the Toucan brand name. We launched the Toucan service in November 2003 and it had approximately 40,000 customers as of July 31, 2004. We provide this local and long distance service as a reseller, except for international and U.K. mobile termination service, which we opportunistically choose to route to our own switches in the United Kingdom and then over our own network.

We also provide competitively priced wholesale carrier services to European telecom companies, including foreign state-owned or state sanctioned post, telephone or telegraph companies and Tier-1 carriers, new and emerging telephone companies, and value-added service providers.

Our European operations generated $365.9 million of revenues in fiscal 2004, a 22.0% increase over the $300.0 million of revenues generated during fiscal 2003. Our European operations’ revenues constituted 18.9% of our telecom division’s revenues in fiscal 2004, as compared to 18.3% in fiscal 2003. During fiscal 2004, prepaid calling cards constituted 43.7% of our European operations’ revenues, with 55.5% attributable to wholesale carrier business and the remaining 0.8% from consumer phone services.

Management of IDT Europe is also responsible for overseeing our Asian and African operations. For several years, we have had an office in Manila, Philippines. During fiscal 2003, we opened an office in Hong Kong and in Johannesburg, South Africa. In fiscal 2004, we opened a branch in Singapore. We are in the process of opening other branches in other parts of Asia. In fiscal 2004, IDT Telecom built out its Asia-Pacific gateway switching facility in Hong Kong. When the build out project is complete in fiscal 2005, IDT Telecom will possess the infrastructure necessary to pursue expansion of both wholesale carrier and retail calling card operations in the region. IDT Europe launched its Asian prepaid calling card business in Hong Kong in December 2003 and entered the Singapore market in August 2004.

Through our subsidiary, Corbina Telecom, a licensed full service telecommunications operator, we offer a broad range of services throughout the 24 largest industrial areas in the Russian market. Such services include fixed line telephony for domestic and long-distance voice, VoIP, lease line services, wholesale carrier services, Internet access (dial-up and broadband) and VPN. Corbina owns its own telecommunications network with over 700 kilometers of optic fiber in Moscow alone. Corbina also resells the services of the 2nd largest cellular operator in Russia under its own brand. Revenues generated by Corbina in fiscal 2004 were $46.2 million, an increase of 84.2% from $25.0 million in fiscal 2003. Corbina constituted 2.4% of IDT Telecom’s total revenues.

Customer Contact Services

We operate a call center business unit to manage the call center operations for IDT and outside clients. Prior to forming the business unit, IDT had a ten-year history of running call centers performing customer service for its own retail operations. In-house operations are located in Newark, New Jersey, Puerto Rico and London, England. The London office was opened to accommodate IDT’s European business. The Puerto Rico office takes advantage of that location’s lower wage levels and well-educated bilingual work force.

In the first quarter of fiscal 2003, we opened a call center in Jerusalem, Israel, which manages all our customer contact management services for outside clients. Israel draws immigrants from around the world, many of them well educated. However, like Puerto Rico, wage levels are low and unemployment is high. Our Jerusalem call center is staffed by people who are native speakers of English, French, Spanish, Dutch, Portuguese, Italian, and German. Initially staffed with 30 employees, the Jerusalem center worked only on IDT’s own customer service. The call center has grown to approximately 625 employees, and approximately 25% of its efforts are now devoted to outside clients. It has about 440 seats, and we plan to add approximately another 60 in fiscal 2005.

Projects for outside clients include fundraising and charitable solicitations, phone sales, subscription sales, customer service, client satisfaction surveys and information gathering. We are expanding our operations beyond customer service and sales to include employee assistance programs, call monitoring, coaching and other services that can take advantage of the human capital and cost advantages inherent in operating out of Jerusalem.

Sales, Marketing and Distribution

We market our prepaid calling cards primarily to retail outlets in the United States through an exclusive distribution agreement with Union Telecard, of which we own 51%. Union Telecard utilizes a network of more than 1,000 sub-distributors (ranging from large companies to sole proprietors) that sell to over 250,000 retail outlets throughout the United States. The vast majority of these retail outlets are convenience stores, newsstands and gas stations. We have appointed Union Telecard the exclusive distributor of our pre-paid phone cards in the 50 United States and Washington D.C., and the non-exclusive distributor in Puerto Rico, the Dominican Republic and the U.S. Virgin Islands. Subject to provisions for earlier termination, the distribution agreement continues through April 24, 2007.

We benefit from Union Telecard’s extensive distribution network, which provides us with an accurate assessment of the fast-changing requirements of our prepaid calling card customers. We work closely with Union Telecard’s management team, which we and our co-venturer appoint, in developing marketing and distribution strategies for our prepaid calling card products, including card design, pricing and expansion opportunities. Sales of our calling cards represented 98.2% of Union Telecard’s total revenues in fiscal 2004.

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

During fiscal 2002, we implemented an enterprise software platform for our calling card business. This system enhances inventory and credit control, reduces costs, strengthens information flows across our organization, and enables customer support and tracking down to the consumer level. The system ties directly into our central database and seamlessly folds into enterprise level reporting. Furthermore, the system enables a dramatic increase in customer base, and therefore growth potential, with no significant change to existing personnel and procedures.

Our customized prepaid solutions calling cards and our IDT-branded calling cards are marketed to retail chains and outlets primarily through our own internal sales force, although from time to time we may utilize third-party agents or brokers to acquire accounts.

We market our consumer phone services primarily through direct television and print advertising in targeted markets. In the United Kingdom, we also use third-party sales agents to market our consumer phone services.

In Europe, we sell our prepaid calling cards through independent distributors, our rechargeable calling cards primarily through in-flight airline magazines, and our prepaid solutions prepaid calling cards directly to customers, using our own internal sales force.

Billing and Customer Support

We believe that reliable, sophisticated and flexible billing, information and customer service systems are essential to our ability to remain competitive in the global telecommunications market. Accordingly, we have invested substantial resources to develop and implement our proprietary management information systems.

Our billing system enables us to:

•	accurately analyze our network traffic, revenues and margins by customer and by location on an intra-day basis;
•	validate wholesale carrier settlements;
•	monitor least-cost-routing of customer traffic; and
•	efficiently communicate the most popular routes and price points to our capacity and circuit buying staff.

Our entire billing process is fully automated and increases efficiencies by reducing the need for monitoring by our employees.

Our customer support staff is located in our centers in Puerto Rico, Newark, New Jersey, London, England and Jerusalem, Israel, with the majority of calls handled by our staff in Puerto Rico. Customer service representatives communicate with subscribers via phone, fax and e-mail. They are trained to provide both technical and general service assistance, and are required to field a minimum number of calls and e-mails each day. Our quality control department monitors thousands of calls per day on a real time basis. We continuously train and retrain customer service representatives to ensure that they maintain a courteous attitude and remain knowledgeable about our service offerings. We also employ liaisons between our customer support and technical staffs to enhance responsiveness to changing customer demands.

Telecommunications Network Infrastructure

We maintain a global telecommunications switching and transmission infrastructure that enables us to provide an array of telecommunications, Internet access and Internet telephony services to our customers worldwide. Our network is monitored 24 hours a day, seven days a week, 365 days a year by our Network Operations Center.

We operate a growing telephone network consisting of domestic dedicated leased fiber-optic and copper lines and owned switch equipment in the United States, which are interconnected to major foreign state-owned or state sanctioned post, telephone or telegraph companies, emerging carriers and domestic interexchange carriers, local exchange carriers and competitive local exchange carriers.

We hold IRUs on six undersea fiber-optic systems. In addition, we lease capacity, which together operate on more than 17 different cable systems worldwide. These undersea circuits connect our U.S. facilities with our international facilities and with third-party facilities in Europe, Latin America, Asia, the Caribbean, Canada and Africa. We utilize other carriers’ networks in providing consumer long distance services.

Our largest switching facilities are located in the United States and the United Kingdom with smaller switching facilities being located in Peru, Argentina and Hong Kong. Our network is engineered with redundancy and diversity and our switching locations are chosen based on their access to key customers, carriers and market opportunities. All of our locations are interconnected via our extensive backbone of leased capacity to enhance network reliability and redundancy as each location interconnects with many different carriers.

In September 1998, we obtained from Frontier Communications (now a unit of Global Crossing) dedicated circuit capacity in the United States over Frontier’s network, connecting more than 120 metropolitan areas around the nation. These network facilities have enabled us to (i) expand the range and reliability of our data and voice transmission service, while reducing network costs, (ii) reduce 800-origination costs, and (iii) provide for origination and termination of wholesale carrier traffic in all major U.S. cities.

We are party to an agreement with Frontier whereby we enhanced our ability to provide presubscribed long distance and dedicated and toll-free services throughout the United States as well as casual calling long distance (the 10-10-xxx numbers) in selected areas of the United States.

In September 2002, we acquired certain IRUs and equipment from the estate of Star Telecommunications, which grant us long-term capacity on U.S. nationwide fiber networks operated by Qwest and Broadwing. With this network we can carry increased voice and data traffic into 13 major metropolitan cities in the United States, including Boston, New York City, Washington, D.C., Atlanta, Miami, Houston, Dallas, El Paso, Phoenix, San Diego, Los Angeles, San Francisco and Las Vegas.

Switching Platforms

Our telecom division uses three major telecommunications switching platforms. Excel (formerly a division of Lucent) switches are used for many application-based products such as prepaid calling cards, and value added services such as voice prompts, speed dialing, voice mail and conferencing. Excel switches are flexible and programmable, and are designed to implement network-based intelligence quickly and efficiently. As of October 1, 2004, we had deployed 226 Excel switches. Our telecom division also uses international gateway and domestic carrier switches manufactured by Nortel. As of October 1, 2004, we owned seven Nortel switches. Our telecom division has also deployed eight Sonus gateway switches interconnected over a VoIP backbone and controlled via a global softswitch. Our Sonus switches are extremely flexible and serve as international gateways as well as local interconnect switches. The Sonus platform also supports a SIP-based version of IDT’s Enhanced Services Platform which supplies prepaid calling card functionality in-country with the Sonus gateway switches. Our Sonus switches are deployed in New Jersey, California, Florida, Massachusetts, Peru, Argentina, London and Hong Kong. We are in the process of deploying a seventh Sonus gateway in England. All of our switches are modular, scaleable and equipped to signal in such protocols as ISDN (integrated services digital network) and C7/SS7 (a common channel signaling standard), so as to be compatible with multiple domestic and foreign networks.

Software

Our switches work in conjunction with our software platforms, many of which are proprietary, to run all of the applications that we require to provide value added services, as well as billing and traffic analysis. The software enables the switches to route all calls via our least-cost-routing system. Least-cost-routing is a process by which the routing of calls is optimized for over 230 countries and territories. In the event that traffic cannot be handled over the least-cost-route due to capacity or network limitations, the least-cost-routing system is designed to transmit the traffic over the next least-cost-route. Our least-cost-routing system analyzes several variables that may affect the cost of a call, including different suppliers, different time zones and multiple choices for terminating the call in each destination. Our least-cost-routing system is continuously updated to include the most favorable rates available from different suppliers to different destinations. By utilizing a least-cost-routing system, we are able to lower our costs and offer lower rates to our customers. This is of significant importance when serving a market that has become increasingly price-sensitive.

Research and Development

Our telecom division employs a technical staff that is devoted to the improvement and enhancement of its existing telecommunications products and services, as well as the development of new technologies, applications and products. We believe that the ability to adjust and improve existing technology and to develop new technologies in response to, and in anticipation of, customers’ changing demands is necessary to compete in the rapidly changing telecommunications industry.

IDT ENTERTAINMENT

IDT Entertainment operates our animation and entertainment distribution businesses and became a separate division in November 2003. IDT Entertainment has recently become our second largest division (based on revenues), with fiscal

2004 revenues of $106.7 million and an operating loss of $0.6 million. We have several computer generated, or CG, animation projects currently in production or pre-production and we expect further revenue growth as these projects are commercialized.

IDT Entertainment consists primarily of several animation studios and our home entertainment distribution operations. Through internally developed systems and acquired operations, we acquire, develop, produce, finance and distribute animated properties for television, direct-to-video/DVD and theatrical release. We produce animated properties utilizing our internally developed, licensed and acquired intellectual property and we provide animation production services to third parties. We utilize our own studios and a network of affiliated animators around the world to produce our animated content. We have entered into several joint ventures and development arrangements to increase our access to brand name content.

Our distribution operations, which are primarily conducted through our Anchor Bay Entertainment subsidiary, distribute videos and DVDs to mass merchants including Wal-Mart, Target, Blockbuster Video, Best Buy and Kmart, and other retail outlets. We have a significant presence in the children’s, horror, fitness and anime genres.

Animation Industry Overview

Feature Films

The motion picture industry can be divided into two broad segments — animated and live-action films. The large majority of films theatrically released are live-action films. Animated films are either hand-drawn, stop-motion or computer generated. Hand-drawn films are the traditional two-dimensional films, such as Disney’s classic Snow White and the Seven Dwarfs. Stop-motion films involve animating three-dimensional models by making small adjustments to the model between each frame of film to simulate motion. CG animated films, such as the recent successes of the Shrek films, the Toy Story films and Finding Nemo, are made by creating and animating digital models and sets that have been built in a virtual world using complex computer programs.

The production of feature length animated films was reinvigorated in the 1990s when Disney Studios generated tremendous financial returns with the releases of Beauty and the Beast, Aladdin and The Lion King. As a result, several animation enterprises, including DreamWorks SKG, Blue Sky Studios and Pixar, were established with the intention of creating broad release animated feature films. Since 1995, there has been an increasing market acceptance for CG animation content, and CG animated films have significantly outperformed the average major studio release. Between 1995 and 2003, worldwide box office receipts for CG animated films totaled $4.2 billion. According to Kagan World Media between 1995 and 2002, on average, a CG animated film generated worldwide box office revenues of $340 million, compared to $64 million for non-CG animated films and $72 million for non-animated films. In addition, the genre has also generated significant revenue from ancillary sources, including video/DVD sales, merchandising and television.

Animated feature films have several differences from live-action films. They are typically shorter, which allows theaters to offer more show times per day, increasing the potential audience. Furthermore, animated films have sold, on average, considerably more home videos/DVDs per dollar of box office receipts than live action films, according to industry reports. However, the production costs of an animated film are generally higher than those of a live-action film. Currently production costs for animated films average approximately $72 million (according to imdb.com) for production, versus average costs for all films of approximately $64 million for live action films. Animators’ output is measured in seconds of finished animation per day, and anhy full-length feature film is a massive undertaking, requiring a large team of animators with a highly developed studio equipped with the latest animation hardware and software. Because of the historically significant production costs, animated films have generally been treated as event movies, on par with big-budget live-action films, and their promotional budgets have traditionally been comparable to those of big-budget live-action films.

Feature Film Life Cycle

Successful motion pictures may continue to play in theaters for six months or longer following their initial release. Concurrent with their release in the United States, motion pictures are generally released in Canada. Theatrical release in foreign markets other than Canada generally takes place several months after the U.S. release. The theatrical release of a film is often the most important component to its financial success, not in terms of revenue (since it generally accounts for only about a quarter of the total box office receipts), but because the publicity generated by a successful theatrical run facilitates launches and often drives success in other formats. After the initial theatrical release, distributors release movies in sequential release date windows, which are generally exclusive against other non-theatrical distribution channels. About six months after the U.S. release, studios sell home videos/DVDs for roughly six months. This accounts for about half of revenues, with about 60% of this revenue due to home video/DVD sales and 40% to rentals. When the exclusive home-video window closes, television generates about 15% of a feature film’s revenues, with an exclusive pay-per-view window, followed by premium cable, and then network television for one or two runs. After the broadcast premiere and usually the second run, the movie goes into syndication, generally on network and cable TV. This period lasts about five years. Studios often market merchandise and video games based upon the film simultaneously with the film’s release.

Other Formats

Direct-to-video/DVD is an important CG animation market. According to a Merrill Lynch Industry Update report released in 2003, this market has generated net margins in the range of 45%-66%. Because the smaller viewing screen is less demanding than the “big screen” used for theatrical releases, production times are much shorter and costs are considerably lower than for theatrically released films. According to Video Business, the home video industry totaled $22 billion in sales in 2003. DVD sales accounted for $16 billion, an increase of 41% from 2002. Currently, roughly 45% of U.S. households have a DVD player, and it is projected by the Merrill Lynch report to grow to over 75% by 2007.

There is increasing demand by the broadcast industry for CG animated content. In March 2004, UPN aired Game Over, the first ever CG animated prime time television series, which was produced by our own DKP Effects. DreamWorks has recently contracted with NBC to produce 13 episodes of a CG animated series entitled Father of the Pride for an estimated $2 million per episode. Traditionally, networks have paid approximately $200,000 for a “pre-school” style 2-D animated episode and approximately $450,000 for a CG animated episode. While the profit from a television series may be relatively modest, the awareness generated can drive significant merchandising and licensing revenues and profits. Prior to an episode being aired, a studio will seek to line up all merchandise and licensing contracts. Toys and clothing usually enter the consumer market either a week before or simultaneously with the airing of the series. Merchandise is ultimately where studios make the bulk of their revenue from broadcast properties.

Our Operations

IDT Entertainment intends to be a premier source of family-oriented animated entertainment available in theaters, for home viewing and on television. We are focused primarily on the acquisition, development and production of animated entertainment content and the mass distribution of animated (including 3D and 2D CG animated content) and live-action entertainment content both for third parties and, increasingly, utilizing our owned and licensed intellectual property. We are at various stages of development or production on several feature-length films, based on our owned or licensed content. We have consummated acquisitions and entered into joint ventures providing us access to well-known characters on which to base our projects. Through our various studios, we are producing a number of direct-to-video/DVD projects and animation properties for television release. Additionally, IDT Entertainment has a library of over 3,500 owned and licensed titles that it distributes to mass merchandising customers in the United States, Canada and the United Kingdom.

Our Approach

IDT Entertainment is pursuing a strategy designed to provide a stable base of licensing and distribution and production services work, coupled with the production of its own projects for direct-to-video/DVD and television, in addition to the riskier, but potentially more rewarding, undertaking of producing its own CG animated films for theatrical distribution. We have entered into joint ventures with owners of well-known intellectual property in order to achieve significant market appeal with relatively low marketing expenditures, because broad audiences are already familiar with the properties. We also provide production capacity to well-known producers, who add industry relationships and creative talent. We seek to be a low cost producer of high quality content, utilizing our extensive expertise in cost management and internally developed proprietary software. Our cost advantages arise from a combination of the following factors:

•	We operate production studios and facilities located in places with lower costs than Hollywood, such as Canada, Israel, New Jersey and various other international locations that may be connected to IDT via our Global Animation Studio, or GAS, protocol. Some of these locations allow us to take advantage of government subsidies and tax credits;
•	Our proprietary project approval process selects an unusually low proportion of potential projects for development into scripts, with consequently higher odds that once a script is developed the project will in fact be produced;
•	Smaller story teams to lock storyboards much faster than the typical studio; and
•	We utilize the high level CG animation talent in our studios to produce the necessary elements for our development of our products, and utilizing our GAS protocol and other resources, allow less expensive personnel and methods on other elements. We allow the story to carry the animation, not the other way around.

Production Methodology

Our GAS protocol is an internally developed, cost-effective production approach that we use to enable us to create animated content at a cost significantly lower than other high-quality CG animated productions. During production, we only utilize the highest cost, most exacting methodologies and personnel only on those elements that require such attention. Other elements are produced using personnel and tools that are sufficient for the application without sacrificing necessary quality. Our GAS protocol allows animators working at varied locations (including our hubs, our other studios and potentially outside locations) to work on the same production and same cell simultaneously. During production our animators build proprietary rigging tools and “plug-ins” which are then owned and available for use in future productions. One of our studios, DKP Effects, has developed technology that speeds up and simplifies the management and completion of complex animation projects by connecting all elements of production and accelerating real time changes.

Identifying and Approving Projects

Potential proprietary animation projects come from a wide range of sources. These ideas, called “treatments” in their preliminary form, along with others internally generated, are first presented to IDT Entertainment’s development and production department, which reviews each idea, and rejects the large majority. In addition to consideration of artistic merit and commercial potential, treatments are matched with the capacity and capabilities of IDT Entertainment’s production hubs. In the near term, we expect to “develop” fewer than 20 treatments in any year. Development of a treatment continues with the creation of preliminary artwork and the first draft of a script. The final decision to produce a project is made by management of IDT Entertainment and the studio or studios that are to work on the production. In reaching this decision, we consider not only the potential for the production itself, but also the expected market for merchandising and related sales opportunities. , which are particularly significant with respect to direct-to-video/DVD releases that involve well-known and developed properties. Our Anchor Bay and foreign sales distribution teams are actively involved in decisions at this preliminary stage due to their expertise in projecting video and DVD sales.

Distribution

We operate an extensive home entertainment distribution operations primarily through our Anchor Bay subsidiary. Anchor Bay has been involved in video and DVD distribution for over 15 years and has access to leading mass market retailers such as Wal-Mart, Best Buy and Blockbuster. Anchor Bay purchases certain content and obtain licenses covering DVD and videos. Anchor Bay supplements the content by designing and producing additional value-added features, such as interactive menus, critical commentaries, interviews with producers and talent, packaging and marketing materials. Anchor Bay’s library consists of over 3,500 owned or licensed titles with a particularly strong presence in the horror, children’s and fitness genres. Anchor Bay’s top selling titles in fiscal 2004 included:

Highlander	The Thomas the Tank Engine Series	Xena
Hercules	Three’s Company	The “For Dummies” fitness series
Monty Python’s Life of Brian	Evil Dead	Halloween,

In May 2004, we acquired Manga Entertainment, a film company specializing in the production, distribution and worldwide marketing of anime for home video/DVD releases, theatrical, and television broadcast. “Anime,” a form of animation developed in Japan, is derived from and styled after Japanese comic books. Over the last 10 years, Manga Entertainment has played an important role in establishing the market for anime in Europe and the United States. In 2003, the worldwide market for anime, including theatrical, broadcast television and direct to consumer products was estimated at over $2.0 billion. Manga Entertainment gained international acclaim with its co-production of the Japanese animated sci-fi thriller Ghost in the Shell, the first and only Japanese animated film to reach No. 1 on the Billboard Top Video Sales Chart. Ghost in the Shell won awards at The 1997 World Animation Festival for Best Theatrical Film and for Best Director of a Theatrical Feature Film. A new, related television series has been scheduled to air late 3rd quarter of the calendar year 2004 on the Cartoon Network. In the past seven years, the U.S. division of Manga Entertainment has released over 200 titles on DVD and VHS into U.S. retail and rental stores, with over 100 titles currently active. Manga Entertainment is one of the largest distributors of anime outside of Asia, with rights to over 300 titles. Manga Entertainment adds a new genre to the areas in which we have a leading distribution presence and is an important addition to our operations.

IDT Entertainment Sales, formed in June 2004, is responsible for the worldwide distribution of content from IDT Entertainment, as well as third-party producers, particularly programming to television broadcasters worldwide. IDT Entertainment Sales will be making its debut at MIPCOM, the International marketplace for entertainment content, in October with an impressive line up of projects, including the first look at IDT Entertainment’s development of product from the recently announced deals with Stan Lee’s POW! Entertainment, LLC and Todd McFarlane’s Spawn. In addition, IDT Entertainment Sales will unveil a preview of the new Inspector Gadget CG DVD feature, as well as a number of new properties from IDT Entertainment.

Proprietary Projects

We are in various stages of production of the following properties, among others:

•	Yankee Irving, the last feature film directed by Christopher Reeve prior to his untimely death.

•	Starpoint Academy, a feature film based on concepts developed by Gene Roddenberry (creator of the original Star Trek television series).
•	Hip Hop & Hamilton, an educational episodic direct-to-video/DVD targeted to a pre-school audience for which we are developing and performing all of the animation.

Production Services Projects

We, through our studios, provide animation and other production services on the following properties:

•	The Simpsons, the Fox TV series.
•	King of the Hill, the Fox TV series.
•	Tripping The Rift, the Sci-Fi Channel TV series.
•	Barbie: Princess and the Pauper, a direct-to-video/DVD for Mattel.
•	Pappy’s Island, a one-hour primetime television and direct-to-video/DVD special based on Popeye.
•	Veggie Tales, a direct-to-video/DVD series for Classic Media.

Our Studios

We own controlling and minority interests in the following companies. Each of these studios has its own expertise and independent operations allowing us to utilize their existing businesses and relationships to complement IDT Entertainment’s centralized operations. The diversity also allows us to send work to the most appropriate studio based on expertise, availability and special incentives (such as tax credits and governmental grants) that may be unique to a studio at a particular time.

•	DPS Film Roman is a third-party provider of animation services. DPS Film Roman develops, produces and distributes a broad range of television programming for the television network, cable television, first-run domestic syndication and international markets, and has particular expertise in 2D CG animation. DPS Film Roman has been the animation studio for the Emmy Award winning television series, The Simpsons, for 13 years and King of the Hill since its creation seven years ago. We acquired a controlling interest in DPS Film Roman in May 2003 and currently own approximately 93% of the company.
•	Mainframe Entertainment (TSX: MFE) is a provider of CG animation for television and direct-to-video/DVD products such as the Spider-Man series on MTV and the Barbie DVD collection for Mattel. The company is known as the pioneer of CGI animated television programming for the groundbreaking series “ReBoot.” Mainframe has produced over 240 half-hours of CGI animation since its inception in 1993. We acquired a controlling interest in Mainframe Entertainment in December 2003 and currently own approximately 62% of the company.
•	DKP Effects, which produces 3-D animation and high-end, digital visual effects for feature films, television, video features and commercials. DKP Effects produced Game Over, a prime time CG animated TV series and has a contract to produce titles for the Veggie Tales series. DKP Effects is also working on the production of Yankee Irving. We acquired DKP Effects in March 2004.
•	We own a 17.9% stake in Vanguard Films, a CG animated feature film company founded by John Williams, an originating producer of the CG animated films, Shrek and Shrek II. Vanguard’s initial production, Valiant, is the first in a series of four Vanguard-produced films to be distributed by Buena Vista International, Disney’s distribution arm. In July 2003, we purchased a minority equity interest in Vanguard and entered into a joint venture with Vanguard to co-produce and co-own future Vanguard properties distributed in theaters, direct-to-video/DVD and on television.
•	Digital Production Solutions, or DPS, is our home-grown CG animation production company that developed our GAS protocol. DPS is involved in production of Starpoint Academy and development of several other properties for production as CG animated feature films. DPS operates animation studios in New Jersey and Israel.

Joint Ventures

We have completed several investments and joint ventures to secure access to brand name characters and content as well as distribution channels for family-friendly content.

We have a 5% equity interest in Archie Comics Entertainment, which is the entertainment and licensing arm of Archie Comic Publications. ACE has rights to characters including: Archie, Jughead, Veronica, Betty and their Riverdale friends, Sabrina the Teenage Witch, Josie and the Pussycats, Katy Keene, Cheryl Blossom, as well as super hero properties from the Mighty Crusaders library. Our interest in ACE provides us rights to co-develop and co-produce animated properties based upon selected Archie characters.

Our investment in POW! Entertainment, founded by Stan Lee, the creator of Spider-Man, The Incredible Hulk and X-Men, provides us with a development agreement for six animated properties in which we will own all intellectual property rights to characters created for us by Mr. Lee. We own a minority interest in POW! and have exclusive distribution rights for all POW! animated direct-to-DVD properties. Pursuant to our agreement with POW!, Stan Lee will create original characters for new animated productions in a series entitled Stan Lee Presents.

We have concluded a multi-faceted development, production and distribution agreement with Todd McFarlane Productions covering the production of animation and merchandise based on Spawn and other Todd McFarlane Productions intellectual property. The initial project is intended to be the return of Todd McFarlane’s Spawn: The Animated Series. The first Spawn series aired on HBO from 1997 through 1999 and won two Emmy awards. Spawn, one of the world’s best-selling comic books with hundreds of millions sold worldwide, has also been the subject of a live action feature film released in 1997. Distributed by New Line Cinema, the movie version of Spawn has grossed nearly $90 million worldwide. According to the agreement, in addition to Spawn, Todd McFarlane will create two additional animated properties. All three projects include animated broadcast television series, DVDs, feature films, video games, apparel and action figures, as well as other consumer products. McFarlane Toys, one of the world’s premier toy manufacturers, is currently on its 25th figure line for Spawn action figures and merchandise.

IDT CAPITAL

Overview

IDT Capital, which was formerly called IDT Menlo Park and, prior to that, IDT Media, is our division that is responsible for developing, growing and, in some cases, operating our new or innovative business ideas. IDT Capital currently comprises the following primary business lines: brochure distribution, radio and bond trading software development and servicing. During fiscal 2004, IDT Capital generated an aggregate of $22.7 million in revenues, resulting in an operating loss of $21.2 million.

CTM Brochure Display

With over 2,000 clients and more than 10,000 display racks in over 25 states and provinces, CTM Brochure Display is a major distributor of travel and entertainment brochures in the Eastern United States and Canada. During fiscal 2004, CTM acquired an operation in Puerto Rico. CTM expects to grow by entering new sectors such as airport lounges and by pursuing acquisitions of additional companies in this market. CTM earns revenue through fees paid by travel and entertainment industry customers who pay CTM to distribute their brochures to hotel lobbies and other public venues. In fiscal 2004, CTM generated $15.7 million of revenue, resulting in operating income of $1.5 million.

Radio

In July 2002, we acquired WMET 1160 AM, a talk radio station serving the Washington, D.C. metropolitan area, the nation’s eighth-largest radio market. WMET covers the Washington D.C. metropolitan areas including the corridor from Baltimore, Maryland to Richmond, Virginia.. In fiscal 2004, WMET generated $0.2 million of revenue, resulting in an operating loss of $1.9 million compared to $0.2 million of revenue, resulting in an operating loss of $0.9 million in fiscal 2003.

Bond Trading Software Development and Servicing

Horizon Global Trading is a provider of comprehensive, real-time business solutions to the financial securities industry through a proprietary line of software products. It provides financial institutions with a one-stop solution for investing, trading, lending, clearing and processing securities. Horizon’s prestigious roster of clients includes institutions such as HSBC, JP Morgan Chase, Cantor Fitzgerald and Bank of Montreal. Horizon’s fully integrated product suite, BondFire, provides clients with true straight-through-processing capabilities, taking a trade from point of negotiation or execution all the way through to settlement. BondFire is designed to link seamlessly with clients’ proprietary systems for company wide general ledger reporting and other data processing. In fiscal 2004, Horizon generated $4.5 million of revenue, resulting in an operating profit of $0.1 million.

VOICE OVER IP

Overview

Our Voice over IP division consists of our stake in Net2Phone. Net2Phone is a separate public company whose common stock is quoted on the Nasdaq National Market under the symbol “NTOP.” Net2Phone is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. On or about October 14, 2004, we expect that Net2Phone will file an Annual Report on Form 10-K with respect to its fiscal year ended July 31, 2004. Set forth below is a brief description of the business of Net2Phone. For further information with respect to Net2Phone, reference may be made to its Annual

Report on Form 10-K and to prior and subsequent reports and other information filed by Net2Phone from time to time with the Securities and Exchange Commission. No such reports or information are incorporated into this report and such reports and information do not form a part of this report.

Net2Phone is a leading provider of Voice over Internet Protocol, or VoIP, telephony services. Since it began operations in 1995, Net2Phone has evolved from a pioneer in developing PC-to-telephone calling services over the Internet to a next generation provider of high-quality voice and enhanced telecommunication services throughout the world.

Net2Phone delivers VoIP services and products through two wholly owned subsidiaries — Net2Phone Global Services, or NGS, and Net2Phone Cable Telephony, or NCT. NGS delivers telephony solutions to businesses and consumers in over 200 countries, capitalizing on the growth, quality, flexibility and cost advantages of VoIP technologies. NCT offers cable operators a fully outsourced telephony platform to deliver high-quality residential phone services to their subscribers, empowering them to compete with traditional phone companies.

Ownership of Net2Phone Shares

NTOP Holdings holds an aggregate of 28.9 million shares of Net2Phone’s Class A common stock. As of July 31, 2004, this holding represented approximately 38.2% of Net2Phone’s outstanding equity and approximately 55.3% of the total voting power of Net2Phone’s outstanding equity. Currently, the members of NTOP Holdings consist of IDT and a subsidiary of Liberty Media. The membership interests held by each of the members are as follows:

Membership Interests in NTOP Holdings at July 31, 2004

Member	Class A	Class A-1	Class B
IDT	6	87	43
Liberty Media	56	—	97

The board of managers of NTOP Holdings is composed of five members appointed by the members owning a majority of the Class A-1 membership interests. Liberty Media has the right to designate one member of the board of managers. Because we own all of the Class A-1 membership interests, we have the right to appoint the entire board of managers, subject to Liberty Media’s right to designate one member. The board of managers directs the voting of all Net2Phone shares held by NTOP Holdings, thereby giving us effective control over the voting of the Net2Phone shares (but not their disposition, which requires consent of the members) held by NTOP Holdings. IDT is the managing member of NTOP Holdings.

The different classes of membership interests have different rights to receive operating and liquidating distributions. If NTOP Holdings were liquidated, the actual number of shares of Net2Phone Class A common stock each class of membership interest would be entitled to receive would vary based on the market price for Net2Phone’s common stock and other factors. As a result, the effective percentage of the Net2Phone Class A common stock held by each of the members of NTOP Holdings through NTOP Holdings (i.e. the number of shares each member would receive upon liquidation of NTOP Holdings) varies from time to time. The original members of NTOP Holdings were AT&T, Liberty Media and IDT. AT&T received 29 Class A units of NTOP Holdings. AT&T exercised its put rights and sold its units in NTOP Holdings to IDT and Liberty Media for a nominal amount, and AT&T is no longer a member of the NTOP Holdings.

In addition to the interest held through NTOP Holdings, as of July 31, 2004, IDT held 1.5 million shares of Net2Phone’s common stock directly. The following table illustrates the effective percentage of Net2Phone Class A common stock and common stock of each of the members of NTOP Holdings during the four quarters of fiscal 2004, based on the average daily closing price of Net2Phone’s common stock during such periods. The table includes shares of Net2Phone held directly by IDT. Liberty Media may also own Net2Phone shares directly, but they are not reflected in the table.

Effective Economic Ownership Percentages in Net2Phone of Members of NTOP Holdings

Member	Quarter Ended October 31, 2003	Quarter Ended January 31, 2004	Quarter Ended April 30, 2004	Quarter Ended July 31, 2004
IDT	21.8%	19.1%	19.8%	17.6%
Liberty Media	25.9	21.2	20.4	22.6

On October 29, 2003, IDT entered into a binding memorandum of understanding with Net2Phone, which requires Net2Phone to issue 6.9 million shares of Net2Phone Class A common stock to IDT at the time the parties execute definitive telecommunications services and related agreements. No definitive agreements have been executed as of October 14, 2004. The parties are continuing their efforts to establish detailed terms and conditions. Once issued, the shares will be held in escrow to secure IDT’s performance obligations under the agreements and are to be released to IDT in equal annual installments over five years, with the first release scheduled for October 29, 2004. The release of these 6.9 million shares will increase IDT’s aggregate equity investment and voting power of Net2Phone.

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

NCT develops, integrates and manages an outsourced, customizable platform to provide cable operators with the tools they need to offer high-quality voice solutions over their current cable infrastructure. The solution complies with cable industry standards and we believe significantly reduces the costs and time-to-market associated with building a proprietary cable telephony service, thereby allowing cable operators to effectively compete with other established telephony providers. The service includes cable telephony business modeling, system integration, real-time service assurance with 24 x 7 network operations support, and the development and management of interconnects with local and long distance carriers to the public switched network. These tools are significantly enhanced by Net2Phone’s strategic relationships with us. We provide NCT with cost effective long distance termination and local connectivity throughout the United States. Using Net2Phone’s integrated system, cable operators can accelerate their time to market with an outsourced, scalable telephony solution, and can then sell their subscribers universal local and long distance service at very competitive calling rates.

In fiscal 2004, our Voice over IP segment, consisting of Net2Phone, generated $78.0 million in revenues and $21.9 million in loss from operations. Effective October 23, 2001, we reconsolidated our investment in Net2Phone into our financial statements.

COMPETITION

IDT Telecom

We believe that the principal competitive factor affecting our telecom business will be the price of our services. Additionally, our ability to compete will be dependent upon the quality and reliability of our services, customer service and innovation. Many of our current and potential competitors have greater name recognition and greater financial, marketing, personnel and other resources than we do, as well as other competitive advantages. We anticipate that price competition will remain intense in all of our telecom division’s market segments.

Calling Card Services

We believe our success in providing our calling card services is based on our ability to provide low rates and reliable service and to efficiently distribute our calling cards. The calling card industry is notable for its relative lack of regulation compared to the rest of the telecommunications industry, and for its ease of market entry. As calling rates continue to decrease and competition increases, we will be forced to rely on our service, quality and distribution efficiencies to remain competitive.

In the calling card market, we compete with other providers of calling cards, including established carriers and numerous small or regional operators, and with providers of alternative telecommunications services. Many of the largest telecommunications providers, including AT&T, MCI and Sprint, currently market prepaid calling cards, which in certain cases compete with our cards. In marketing prepaid calling cards to customers outside the United States, we compete with large foreign state-owned or state sanctioned post, telephone or telegraph companies. We believe that our distribution network, interconnect and termination agreements, network infrastructure and least cost routing system provide us with access to customers and the ability to offer low-cost, high quality services and are competitive advantages. However, as some of our competitors have significantly greater financial resources and name recognition, our ability to maintain or improve margins and/or to capture additional market share will be dependent upon our ability to continue to provide lower priced services.

Wholesale Carrier Services

The carrier business has numerous entities competing for the same customers, primarily on the basis of price and service quality. The financial difficulties, including bankruptcy, during the last three years of certain of our competitors, may present an opportunity for us to expand our carrier service business through decreased competition and/or low cost acquisition of the facilities or equipment of bankrupt or financially unstable carriers. However, financial difficulties within the industry may lead to greater competition as bankrupt carriers reorganize by shedding unprofitable lines of business and outstanding debt obligations, thus eliminating many of the financial burdens these carriers faced in their financially unstable condition. Regardless of the effects of bankruptcy and financial instability within the telecommunications industry, we expect this area to remain highly competitive due to the vast number of carriers and the amount of telecommunications network infrastructure that is available.

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

We believe that our extensive network of interconnect and termination agreements, as well as the significant volume of traffic to specific locations generated by our wholesale and calling card businesses, provide us with a competitive advantage and the ability to offer quality services at competitive prices.

Residential Telephone and Related Services

We offer consumer long distance service to residential and business subscribers in the United States. In several states we also offer consumers local and long distance service bundled at a flat monthly rate. The U.S. consumer phone service industry is characterized by intense competition, with numerous entities competing for a relatively static number of customers, leading to a high churn rate because customers frequently change providers in response to offers of lower rates or promotional incentives.

Our primary competitors in the long distance market include major long distance carriers such as AT&T, MCI and Sprint and the RBOCs. For the foreseeable future, we expect the RBOCs to increase their share of the long distance market, at the expense of the major long distance carriers.

The RBOCs remain our primary competitors in the local exchange market as well. Major long distance carriers such as AT&T and MCI also provide competitive local exchange service. Competing against the RBOCs is particularly challenging. Each of the RBOCs continues to enjoy a virtual monopoly as the ILEC in its respective territory and most of the RBOCs are well funded and enjoy high levels of name brand recognition, which represent significant resources in the battle for market share.

Many service providers, including us, offer “bundled” service, which includes local and long distance phone services, generally for a combined, flat monthly rate. Purchasing both local and long distance phone services from a single provider has become a major trend in the United States. According to the J.D. Power and Associates 2004 Residential Long Distance Telephone Service StudySM, the share of households that bundled their local and long distance services with one carrier increased from 26% in 2002 to 51% in 2004. Some providers also include other services into their bundles, such as high-speed Internet access, either via a Digital Subscriber Line (DSL) or a cable modem; wireless telecommunications services and cable TV/satellite services. Our bundled offering currently includes only local and long distance services. However, we plan to make both high-speed Internet access and wireless services part of our bundled offering during fiscal 2005. We believe that it is imperative that we broaden the scope of our bundled services, and offer them at competitive rates, if we are to compete effectively.

Any changes in the UNE-P which increases the prices that we would have to pay to the RBOCs for access to their services could also impact our ability to offer services that are competitively priced with those offered by the RBOCs.

Emerging Market Entrants

In all aspects of the telecommunications industry, we may face competition from an increasing number of market entrants such as electric utilities, cable television companies, fixed and mobile wireless system operators, and operators of private networks built for large end users. Electric utilities have existing assets and access to low cost capital that could allow them to enter a telecommunications market rapidly and accelerate network development. Cable television companies are also entering the telecommunications market by upgrading their networks with fiber optics and installing facilities to provide fully interactive transmission of broadband voice, video and data communications. New technology permits companies to provide voice telephone (or comparable) services over broadband Internet connections, allowing users of these Internet services to obtain communications services without subscribing to a conventional telephone line. Wireless companies have developed, and are deploying in the United States, wireless technology as a substitute for traditional wireline local telephones. Additionally, the World Trade Organization agreement on basic telecommunications services could increase the level of competition we face. Under this agreement, the United States and 68 other member states of the World Trade Organization are committed to opening their respective telecommunications markets, including permitting foreign companies to enter into basic telecommunications services markets. This development may increase the number of established foreign-based telecommunications carriers entering U.S. markets.

Entertainment

Television, motion picture and video production and distribution are highly competitive businesses. We face competition from companies within the entertainment business and from alternative forms of leisure entertainment, such as travel, sporting events, outdoor recreation and other cultural activities.

We will experience substantial competition with respect to CG animated film productions. Our CG animated films will compete directly with the CG animation producer/motion picture studio teams of Pixar, which is the CG animation leader-to-date, Disney, DreamWorks, and Blue Sky/Twentieth Century Fox, among others. Each of these entities plans to introduce at least one CG animated movie into the market in the next few years.

The intensity of competition in the animation industry is increasing with the entrance of large companies into the arena, including Sony and Lucasfilm. Due to the great success of Pixar’s films, many, if not all, of the major live action studios are attempting to become involved in the animated feature film arena. This has led to an increase in rivalry as advancements in digital imaging technology and animation techniques as well as the proven track record of CG animated films have shown that success is based on creating engaging stories, characters and worlds.

Because of the importance of the domestic theatrical market in determining revenue from other sources, our primary competition for both our planned theatrical films and our other filmed products comes from both animated and live-action films that are targeted at similar audiences and released into the domestic theatrical market at the same time as our films. At this level, in addition to competing for box office receipts, we compete with other film studios over optimal release dates and the number of motion picture screens on which our movies are exhibited. In addition, we compete with other films released into the international theatrical market and the worldwide home video/DVD and television markets. In addition, we compete and will continue to compete with other movie studios for the services of creative and technical personnel, particularly in the fields of animation and technical direction.

Our Anchor Bay and Manga distribution operations compete with the distribution divisions of major production companies, as well as with several other independent home video/DVD distribution companies, including GoodTimes Entertainment Limited, Lyrick Studios, Sony Wonder and VIZ Entertainment.

Regulation in the United States

Consumer Telecommunications Services

We offer consumer local exchange and long distance service (collectively, “telecommunications service”) to residential and business subscribers in the United States through our IDT America, Corp. (“IDTA”) affiliate. IDTA’s primary markets are the residential and small business markets. IDTA offers its service primarily through the unbundled network elements of the incumbent local exchange carriers.

IDTA and Entrix are certificated to provide facilities-based and/or resold long distance service in all 50 states, and IDTA also is certificated to provide facilities-based and resold local exchange service in 46 states. These certifications authorize us to provide calling card services under the IDT and Entrix names, and these certifications also authorize IDTA to provide telecommunications services. We are currently seeking authorization for IDTA to provide local exchange service in the remaining states. The local and long distance telecommunications services we provide are regulated by federal, state, and, to some extent, local government authorities. The FCC has jurisdiction over all telecommunications common carriers to the extent they provide interstate or international communications services. Each state regulatory commission has jurisdiction over the same carriers with respect to their provision of local and intrastate long distance communications services. Local governments often indirectly regulate aspects of our communications business by imposing zoning requirements, permit or right-of-way procedures or franchise fees. The FCC and the International Telecommunications Union, or ITU, set certain parameters on our domestic spectrum use. Significant changes to the regulations imposed by any of these regulators could have a material adverse effect on our business, operating results and financial condition.

In recent years, the regulation of the telecommunications industry has been in a state of flux as the U.S. Congress and various state legislatures have passed laws seeking to foster greater competition in telecommunications markets. Most significantly, the Telecommunications Act of 1996 pre-empted many of the barriers to competition in the U.S. telecommunications business that previously existed in state and local laws and regulations, and set basic standards for relationships between telecommunications providers. The Telecommunications Act requires ILECs to provide potential competitors with nondiscriminatory access to and interconnection with local networks, and to provide unbundled network elements at regulated prices. In addition, the Telecommunications Act allows the RBOCs, once certain thresholds are met, to enter the long distance market within their own local service regions.

The FCC and state utility commissions have adopted many new rules to implement the Telecommunications Act. Some states have also adopted state legislation to encourage competition. These changes, many of which are still being implemented, have created new opportunities and challenges for our competitors and us. The following summary of regulatory developments and legislation is intended to describe the most important, but not all, present and proposed international, federal, state and local regulations and legislation affecting the U.S. telecommunications industry. Some of these and other existing federal and state regulations are the subject of judicial proceedings and legislative and administrative proposals that could change, in varying degrees, the manner in which this industry operates. We cannot predict the outcome of any of these proceedings or their impact on the telecommunications industry at this time. Some of these future legislative, regulatory or judicial changes may have a material adverse impact on our business.

Regulation by the Federal Communications Commission — Domestic Telecommunications Services

The FCC has jurisdiction over all U.S. telecommunications common carriers to the extent they provide interstate or international communications services, including the use of local networks to originate or terminate such services. The FCC also has jurisdiction over certain issues relating to interconnection between providers of local exchange service. Our entry into the local exchange market ensures that, in the future, the FCC’s policies on the local exchange market will have a greater impact on us than they have had in previous years. The FCC’s current and future policies could have a material adverse effect on our business, operating results and financial condition.

Detariffing

In accordance with the FCC’s Detariffing Order, our rates, terms and conditions for international and domestic interstate services are no longer set forth in tariffs filed with the FCC, but are instead determined by contracts between us and our customers. Nonetheless, we remain subject to the FCC’s general requirements that rates must be just and reasonable, and not unreasonably discriminatory, and are also subject to the FCC’s jurisdiction over complaints regarding our services. The detariffing of domestic interstate and international services may pose additional risks for us because we will no longer have the benefit of the “filed rate doctrine.” This doctrine enabled us to bind our customers to the terms and conditions of the tariff without having each customer sign a written contract and enabled us to change rates and services on one day’s notice. Since the rates and terms of service are no longer tariffed, we may be subjected to increased risk of claims from customers involving terms of service and rates that could impact our financial operations.

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

The RBOCs’ Entry into the Long Distance Market

The Telecommunications Act permitted the RBOCs (Verizon, SBC, Qwest, and BellSouth) to provide long distance services in states outside of their local service regions beginning in 1996, and permits them to provide in-region long distance service upon demonstrating to the FCC that they have adhered to the Telecommunication Act’s Section 271 14-point competitive checklist. Since the passage of the Telecommunications Act, RBOCs have obtained FCC approval to offer long distance service in all of their in-region states.

Competition for long-distance services has increased as the RBOCs have entered the market over the past few years. Section 271 entry permits the RBOCs to offer a bundle of local, long-distance and enhanced services comparable to our services and therefore could increase competition and harm our business. In addition, RBOCs no longer have the incentive they had previously to rapidly implement the interconnection provisions of the Telecommunications Act in order to obtain in-region long distance authority. Although the RBOCs remain subject to a legal obligation to comply with those provisions, our ability to obtain adequate access to unbundled network elements and other facilities on a timely basis could be negatively affected, and therefore our business could be harmed.

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

The FCC released its Triennial Review Order in August 2003 making substantial changes in its rules governing availability of ILEC unbundled network elements to CLECs. The Order limited the FCC’s previous nationwide findings of impairment to high-capacity loops, switching, and dedicated transport elements. In March 2004, however, the United States Court of Appeals for the District of Columbia Circuit vacated many provisions of the FCC’s orders, and directed the FCC to further revise its unbundling criteria. Effective September 13. 2004, the FCC adopted interim rules that will preserve for a period of six months all network elements that were available as of the effective date of the Court of Appeals decision. If the FCC does not find continued impairment as to those elements before the expiration of the six-month period, however, those elements may no longer be available to us at current prices.

IDTA currently relies on access to ILEC facilities, including local switching, for the local component of its business plan. Although we expect that we would be able to obtain replacements for these network elements if the FCC does not find continued impairment, either from the ILECs or from third parties, the prices for the replacement services may be substantially higher than the network element prices. We may then have to reconfigure existing services and revise business plans for new markets; such changes in regulation may have a material adverse effect on our ability to compete profitably in some segments of the local exchange market. Also, any decision made by the FCC is likely to be subject to further court appeals, which may affect our business in ways that cannot now be anticipated.

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

Access Charges

As a long distance provider, we remit access fees directly to local exchange carriers or indirectly to our underlying long distance carriers for the origination and termination of our long distance telecommunications traffic. Generally, intrastate access charges are higher than interstate access charges. Therefore, to the degree access charges increase or a greater percentage of our long distance traffic is intrastate, our costs of providing long distance services will increase. As a local exchange provider, we bill access charges to long distance providers for the origination and termination of those providers’ long distance calls. Accordingly, as opposed to our long distance business, our local exchange business benefits from the receipt of intrastate and interstate long distance traffic. As an entity that both collects and remits access charges, we have implemented certain systems designed to ensure that we properly track and record the jurisdiction of our telecommunications traffic and remit or collect access charges accordingly. The result of any changes to the existing regulatory scheme for access charges or a determination that our systems inadequately or improperly record the jurisdiction of our telecommunications traffic could have a substantial and material adverse effect on our business.

The FCC has made major changes in the interstate access charge structure in recent years. On May 31, 2000, the FCC issued the so-called “CALLS Order” that lowers collective interstate access charges by local exchange carriers subject to price cap regulation by $3.2 billion and ends certain charges paid by interexchange carriers. This action has reduced access charges for interexchange carriers and resulted in increased price competition for long distance services.

Our costs of providing long distance services, and our revenues for providing local services, are also affected by changes in access charge rates imposed on CLECs. Pursuant to the FCC’s 2001 CLEC Access Charge Order lowering the rates CLECs can charge long distance carriers for origination and termination of calls over the local facilities, during 2004, our access rates were reduced to levels no higher than those of the ILEC in each area we serve. These rate reductions have affected our revenues and operating margins.

In April 2001, the FCC released a Notice of Proposed Rulemaking in which it proposed a “fundamental re-examination of all currently regulated forms of intercarrier compensation.” The FCC proposed that carriers transport and terminate local traffic on a bill-and-keep basis, rather than per minute reciprocal compensation charges. The FCC regards the CALLS Order and the CLEC Access Charge Order as well as its reciprocal compensation rules to be “transitional intercarrier compensation regimes.” After completion of that transition in mid-2005, a new interstate intercarrier compensation regime based upon bill-and-keep or another alternative may be in place. Over the past year, several different industry groups have formed for the purpose of submitting access charge reform proposals to the FCC. While the FCC has not yet acted on these proposals, and it is not yet known when it will act, all .of the proposals would result in substantial reductions in access charge payments, and some would eliminate these payments entirely over a period of time. Because we both make payments to and receive payments from other carriers for exchange of local and long distance calls, at this time we cannot predict the effect that the FCC’s determination may have upon our business.

Reciprocal Compensation

Reciprocal compensation is the arrangement under which local telecommunications carriers compensate each other for terminating local calls made by their customers. The Telecommunications Act requires ILECs and CLECs to complete calls originated by competing carriers under reciprocal arrangements at prices based on a reasonable approximation of cost, or through the mutual exchange of traffic without explicit payments (called “bill and keep”). An issue has arisen regarding the treatment of local dial-up calls to Internet service providers, or ISPs, with regard to reciprocal compensation. Because the average length of these dial-up calls is much longer than that of voice calls, and the calls typically are routed in one direction to terminate at the ISP, the amount of traffic terminated by the ISP’s carrier, which is often a CLEC, can greatly exceed that of the Internet user’s carrier, which is typically the ILEC. This can represent significant revenues to the terminating CLEC. The FCC’s 2001 Intercarrier Compensation Order reclassified ILEC-terminated local traffic exceeding a 3-to-1 ratio relative to CLEC-terminated traffic as presumed ISP-bound traffic ineligible for reciprocal compensation. Beyond reciprocal compensation due for local traffic, the FCC established a transitional framework continuing the CLECs’ right to receive intercarrier compensation for ISP-bound traffic at diminishing rates reduced to $0.0007 per minute in 2003, with the number of minutes for which payment can be received in each state capped using a formula based on 2001 traffic. The D.C. Circuit Court of Appeals recently remanded (without vacating) the FCC’s classification of ISP-bound traffic as non-local, rejecting the FCC’s statutory basis for this classification but inviting an alternative rationale. Currently, carriers remain obliged to pay reciprocal compensation for local traffic and intercarrier compensation for ISP-bound traffic according to the Intercarrier Compensation Order. The FCC has not yet responded to the Court’s remand order, and it is not known when it will do so or whether this will result in any changes in its rules.

In light of the limited revenues we receive from reciprocal compensation for ISP traffic, we do not expect the resolution of this issue to have a material impact on our operations.

Slamming

A customer’s choice of a local or long distance telecommunications company is encoded in a customer record, which is used to route the customer’s calls so that the customer is served and billed by the desired company. A user may change service providers at any time, but the FCC and some states regulate this process and require that specific procedures be followed. When these procedures are not followed, particularly if the change is unauthorized or fraudulent, the process is known as “slamming.” Slamming has been addressed in detail by Congress in the Telecommunications Act, by some state legislatures, and by the FCC in recent orders. The FCC has levied substantial fines for slamming. The risk of financial damage, in the form of fines, penalties and legal fees and costs, and to business reputation from slamming is significant. Even one slamming complaint could cause extensive litigation expenses for us. We are also subject to state rules and regulations regarding slamming, cramming, and other consumer protection regulation. We have implemented internal procedures designed to ensure that our new subscribers are switched to us in accordance with state and Federal regulations. Because of the large volume of service orders processed by us, however, it is possible that some unauthorized carrier changes may be processed inadvertently, and we cannot assure that we will not be subject to slamming complaints.

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

Similarly, where telecommunications service providers have offered enhanced services in addition to their telecommunications services, the FCC and state regulatory bodies have exempted the enhanced service component and its associated revenue from legacy telecommunications regulations, such as access charges and contributions to the Universal Service Fund. Some of the services we provide are characterized for regulatory purposes as enhanced services. The FCC recently ruled in response to a Petition for Declaratory Ruling (“Petition”) filed by AT&T that certain AT&T prepaid calling card services using Voice Over Internet Protocol transmission were telecommunications, not enhanced, service. The FCC’s decision states that Universal Service Fund contribution and access charges apply to AT&T’s prepaid calling cards. The FCC limited its decision to the facts presented by AT&T and did not address the regulatory classification of all enhanced services, including those offered by us. However, the FCC is considering other petitions relating to enhanced services, and it is possible that some of its decisions could result in determinations that we incorrectly characterized certain services as enhanced. In addition, the FCC’s pending review of intercarrier compensation policies (discussed under “Access Charges” above) could change the current status of enhanced service providers. The outcome of pending state proceedings as well as any future FCC proceedings could have a significant impact on our future provision of enhanced services. Additionally, if any of the proceedings outcomes are retroactively applied, we could be subject to fines, penalties or additional costs for services provided in the past.

Telephone Numbering

The FCC oversees the administration and the assignment of local telephone numbers, an important asset to voice carriers, by Neustar, Inc., in its capacity as North American Numbering Plan Administrator. Extensive FCC regulations govern telephone numbering, area code designation and dialing procedures, among other things. Since 1996, the FCC has permitted businesses and residential customers to retain their telephone numbers when changing local phone companies (referred to as Local Number Portability). The availability of local number portability is important to competitive carriers like IDTA, since customers may be less likely to switch to a competitive carrier if they cannot retain their existing telephone numbers.

Local exchange carriers must also have access to new telephone numbers if those carriers are to serve customers without pre-existing phone service. Presently, IDTA only offers local exchange service to subscribers with pre-existing phone service, however, we intend to offer local exchange service to subscribers that do not have pre-existing phone service. In order to accomplish this, we will be required to request blocks of telephone numbers and to distribute those telephone numbers within existing industry guidelines. If a sufficient amount of telephone numbers is not available to us in the market, our operations in that market may be adversely affected or we may be unable to enter that market until sufficient numbers become available. However, the recent failure of a number of CLECs and the implementation of guidelines that require more efficient distribution of telephone numbers seems to have reduced the demand for new blocks of telephone numbers and the resulting risk of depletion, at least in the short term.

Dial Around Compensation

The Telecommunications Act requires telecommunications companies to pay compensation to the owners of payphones for toll-free calls and certain other “dial-around” calls originating from payphones. The FCC increased the rate, beginning September 27, 2004, to $0.494 per completed call. As a result of the FCC’s decision, we increased our payphone sur -

charge. We have not yet been able to determine whether our increased liability to payphone owners and our increased rates will have a material adverse effect on our calling card business.

NASUCA Proceeding

On March 30, 2004, the National Association of State Utility Consumer Advocates (“NASUCA”) filed a Petition for Declaratory Ruling (“Petition”) with the FCC requesting the FCC declare that carriers are prohibited from imposing upon consumers line items unless those charges are expressly mandated by federal, state or local regulatory action. IDT imposes certain charges, such as our National Carrier Charge (“NCC”), upon subscribers that do not necessarily recover only charges that are “expressly mandated by state or local regulatory action.” Accordingly, if the FCC grants NASUCA’s Petition, we would have to cease imposition of certain charges or restructure our rates, which could have a material adverse effect on our business.

Taxes and Regulatory Fees

We are subject to numerous local, state and federal taxes and regulatory fees, including, but not limited to, the Federal excise tax, FCC universal service fund contributions and regulatory fees, and numerous public utility commission regulatory fees. We have procedures in place to ensure that we properly collect taxes and fees from our customers and remit such taxes and fees to the appropriate entity pursuant to applicable law and/or regulation. If our collection procedures prove to be insufficient or if a taxing or regulatory authority determines that our remittances were inadequate, we could be required to make additional payments, which could have a material adverse effect on our business.

On July 2, 2004, the IRS published an Advanced Notice of Proposed Rulemaking (“ANPRM”) seeking comment on several issues, including the application of the Federal Excise Tax to certain bundled telecommunications products as well as Internet telephony. We believe the outcome of this proceeding will be prospective only. However, if it is not, it could be determined that our collection procedures have been insufficient. Accordingly, if the IRS determined that our remittances were inadequate, we could be required to make additional payments, which could have a material adverse effect on our business.

Telemarketing

Through certain subsidiaries, we provide telemarketing services. Telemarketing is regulated by two Federal agencies, the FCC and the Federal Trade Commission (“FTC”), as well as individual state agencies. The FTC recently modified its Telemarketing Sales Rule (“TSR”), to impose new and revised regulations on telemarketers. Among these regulations was the creation of a national Do-Not-Call (“DNC”) registry. If an individual places his or her residential or mobile telephone number on the registry, telemarketers may not call the number, with limited exceptions, such as when a previous business relationship exists between the individual and the company on whose behalf the telemarketer calls. It is estimated that over 262 million telephone numbers have been registered. The FCC recently modified the Telephone Consumer Protection Act of 1991 (“TCPA”) to conform its regulations to those of the FTC. However, there are certain areas where the TPCA and the TSR differ, providing telemarketers with inconsistent guidelines. Telemarketers must also conform to state telemarketing guidelines, some of which vary from both the TSR and TPCA. Violation of the TSR, TCPA and/or state regulations may result in fines of up to $11,000 per violation. The effect of the increased and inconsistent regulations, penalties and a reduced consumer base may have a material adverse impact on our business. Additionally, the FTC and FCC’s decisions are the subject of judicial and regulatory proceedings that could further change, in varying degrees, the manner in which this industry operates. We cannot predict the outcome of any of these proceedings or their impact on the telemarketing industry at this time.

Financial Services

Through our IDT Financial Service LLC subsidiary, we provide certain money transmission services through stored value card products. These money transmission services are regulated under federal laws administered by the Department of Treasury and the Board of Governors of the Federal Reserve System and, on the state level, by the state agency which supervises banking institutions. Laws such as the Gramm-Leach-Bliley Act, the Bank Secrecy Act and the USA Patriot Act place considerable, precise obligations upon providers of such services. We believe that we have developed our products and internal systems to be in compliance with all applicable regulations. However, if a regulatory authority determines that our products and internal systems are deficient, we could be subject to large penalties or make costly alterations to our products and internal systems, which could have a material adverse effect on our business.

Internet Telephony

The use of the Internet and private IP networks to provide voice communications services is a relatively recent market development. Although the provision of such services is currently permitted by United States law and largely unregulated within the United States, several foreign governments have adopted laws and/or regulations that could restrict or prohibit the provision of voice communications services over the Internet or private IP networks. More aggressive regulation of the Internet in general, and Internet telephony providers and services specifically, may materially and adversely effect our business, financial condition, operating results and future prospects, particularly if increased numbers of governments impose regulations restricting the use and sale of IP telephony services. This additional regulation could have a material adverse effect on Net2Phone.

United States

In an April 10, 1998 Report to Congress, the Federal Communications Commission declined to conclude that IP telephony services constitute telecommunications services and instead indicated that it would undertake a subsequent examination of the question whether certain forms of phone-to-phone Internet telephony are information services or telecommunications services. The FCC indicated that, in the future, it would consider the extent to which phone-to-phone Internet telephony providers could be considered “telecommunications carriers” such that they could be subject to the regulations governing traditional telephone companies such as the imposition of access charges. The FCC stated that, although it did not have a sufficient record upon which to make a definitive ruling, the record suggested that, to the extent that certain forms of phone-to-phone IP telephony appear to possess the same characteristics as traditional telecommunications services and to the extent the providers of those services obtain the same circuit-switched access as obtained by interexchange carriers, the FCC may find it reasonable that they pay similar access charges. The FCC also recognized, however, that it would consider whether it should forbear from imposing any of the rules that would apply to phone-to-phone Internet telephony providers as “telecommunications carriers.”

Although the FCC currently exempts providers of other information and enhanced services from payment of interstate access charges, this decision may be reconsidered in the future. For instance, on April 19, 2001, in Docket No. CC 01-92, the FCC adopted a proposal to begin a fundamental examination of all forms of intercarrier compensation—the payments among telecommunications carriers resulting from their interconnecting networks. The FCC could adopt an intercarrier compensation mechanism and other regulations that could result in an increase in the cost of the local transmission facilities necessary to complete Net2Phone’s calls or a decrease in the costs of such facilities to traditional long distance telephone companies. An increase in Net2Phone’s rates as a result of new FCC regulations, could have a material adverse effect on Net2Phone’s ability to compete with long distance carriers.

In the past year, there have been several significant actions taken by the FCC regarding the regulatory status of Internet telephony. On February 19, 2004, the FCC granted pulver.com a declaratory ruling that its “Free World Dialup,” which facilitates point-to-point broadband Internet protocol voice communications, is neither telecommunications nor a telecommunications service as these terms are defined in section 153 of the Telecommunications Act of 1996. On April 21, 2004, the FCC denied a petition filed by AT&T seeking a declaratory ruling that would prevent incumbent local exchange carriers, or ILECs, from imposing traditional circuit-switched access charges on phone-to-phone IP services. The FCC ruled that AT&T’s particular phone-to-phone prepaid card service was a “telecommunications service” and therefore subject to access charges, although the ruling is limited to the type of service provided by AT&T and does not affect other types of IP voice services.

Most significantly, on March 10, 2004, the FCC released a Notice of Proposed Rulemaking (“NPRM”) regarding Internet Protocol-enabled (“IP-enabled”) services, including VoIP services. The NPRM seeks comment on ways in which the FCC might properly categorize IP-enabled services; whether the FCC has jurisdiction over such services, and, if so, whether that jurisdiction is exclusive; the appropriate statutory classification of the services falling into each category of IP-enabled service; and which regulations, if any, should apply to services falling into each category. The FCC could determine that certain types of Internet telephony should be regulated like basic interstate telecommunications services. Thus, Internet telephony would no longer be exempt from the access charge regime that permits local telephone companies to charge long distance carriers for the use of the local telephone networks to originate and terminate long-distance calls, generally on a per minute basis, which in turn could have a material adverse effect on the ability of Net2Phone to become a viable company in the cable telephony market.

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

Other aspects of our services may be subject to state or federal regulation, such as regulations relating to the confidentiality of data and communications, copyright issues, taxation of services, licensing, and 911 emergency access. For instance, in a rulemaking initiated in 2004, the FCC is considering whether providers of IP voice services should be required to design their systems to facilitate authorized wiretaps pursuant to the Communications Assistance to Law Enforcement Act. Also, in its rulemaking concerning IP-Enabled Services, the FCC is considering whether providers of these services should be required to offer access to 911 emergency services. Although Net2Phone’s cable telephony division typically does not currently offer 911 service, it is currently providing it to Liberty Cablevision of Puerto Rico. Net2Phone will continue to develop technologies that may be able to support emergency access and enhanced services. Similarly, changes in the legal and regulatory environment relating to the Internet connectivity market, including regulatory changes that affect telecommunications costs or that may increase the likelihood of competition from the regional Bell operating companies, or RBOCs, or other telecommunications companies, could increase Net2Phone’s costs of providing service.

In addition to the FCC, certain state governments and their regulatory authorities may assert jurisdiction over the provision of intra-state IP communications services where they believe that their telecommunications regulations are broad enough to cover regulation of IP services. Various state regulatory authorities have initiated proceedings to examine the regulatory status of Internet telephony services. While a majority of state commissions have not imposed traditional telecommunications regulatory requirements on IP telephony at this time, some states have issued rulings that may be interpreted differently. The New York State Public Service Commission (NYPSC) has ruled that a particular IP telephony service may be considered telecommunications service subject to access charges. On the other hand, the Florida Legislature passed a bill that exempts VoIP from regulation, although some local exchange companies have attempted to interpret the new law as leaving open the issue of access charges. On October 16, 2003, a Federal court in Minnesota issued a permanent injunction against the MNPUC preventing the MNPUC from imposing state regulations on another provider’s VoIP services offered over broadband connections. A similar, but temporary, injunction has been issued by a Federal court in New York against an NYPSC order seeking to regulate one company’s offering of VoIP services. Net2Phone has received letters from California, Washington, Wisconsin and Florida directing it to register as a telecommunications provider. Net2Phone has responded to these letters by asserting that it is an information service and not a telecommunications provider and, therefore, is not subject to regulation under their laws. There can be no assurance that the states will accept Net2Phone’s position. If the states require Net2Phone to register as a telecommunications provider, it may become subject to significant additional fees and charges. Ultimately, we believe the FCC’s decision in its IP-Enabled proceeding likely will prohibit individual states from implementing regulatory classifications and requirements inconsistent with the federal model. If the FCC does not prevent inconsistent state regulation of Internet telephony, we believe certain states will implement inconsistent regulatory classifications and requirements that will have a material adverse effect on the ability of Net2Phone to offer Internet telephony throughout the country. Ultimately, while we cannot predict what regulations, if any the FCC will impose, we believe FCC regulations may also have a material adverse effect on the ability of Net2Phone to offer Internet telephony.

Packet-Switched Voice Over Cable

The regulatory status of cable VoIP could be affected by the FCC and court decisions in the proceedings discussed above. Net2Phone’s ability to provide cable telephony services to cable operators may also be influenced by federal and state regulations specific to Internet over cable (also known as cable modern services). The FCC has deemed cable modem services to be unregulated information services that do not contain a separate telecommunications component. Additionally, the FCC has found that information services are interstate in nature thus falling out of the regulatory purview of the states. On October 6, 2003, the U.S. Court of Appeals for the Ninth Circuit issued its opinion in Brand X Internet Services v. FCC, reversing the FCC’s prior ruling that cable modem services do not contain a separate telecommunications component and remanded the issue back to the FCC for further proceedings consistent with the court’s decision. The court’s decision was based on procedural grounds. While the FCC has sought to appeal this decision to the U.S. Supreme Court, there is no assurance that the Court will accept the appeal, or if it does that it will rule in favor of the FCC on the merits. Until the challenges to the Ninth Circuit ruling are resolved, the regulatory status of cable modem services remains unchanged. We cannot predict what future actions the FCC may take in response to the Ninth Circuit decision if it is not reversed by the Supreme Court. In the meantime, uncertainty as to the regulatory treatment of cable facilities used to provide information services such as VoIP and as to whether states may attempt to impose any regulations on the telecommunications component of cable modem services may slow the development of these services.

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

Regulation of the Internet

In addition to regulations addressing Internet telephony, cable modem, and broadband services, other regulatory issues relating to the Internet in general could affect Net2Phone’s ability to provide services. Congress has adopted legislation that regulates certain aspects of the Internet, including online content, user privacy, taxation, liability for third-party activities, and jurisdiction. In addition, a number of initiatives pending in Congress and state legislatures would prohibit or restrict advertising or sale of certain products and services on the Internet, which may have the effect of raising the cost of doing business on the Internet generally. The European Union has also enacted several directives relating to the Internet, one of which addresses online commerce. Recently, the European Union adopted a privacy directive that establishes certain requirements with respect to, among other things, the confidentiality, processing and retention of personally identifiable subscriber information and usage patterns. The potential effect, if any, of these data protection rules on the development of Net2Phone’s business remains uncertain.

Federal, state, local and foreign governmental organizations are considering other legislative and regulatory proposals that would regulate the Internet. We cannot predict whether new taxes will be imposed on Net2Phone’s services both nationally and internationally, and depending on the type of taxes imposed, whether and how Net2Phone’s services would be affected thereafter. Increased regulation of the Internet may decrease its growth and hinder technological development, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect Net2Phone’s business, financial condition, and results of operations.

Regulation of Spectrum

The FCC regulates the grant, renewal and administration of spectrum licenses in the United States. The FCC and the International Telecommunications Union (ITU) also regulate a variety of spectrum interference, coordination, and power emission standards and authorizations. Winstar holds certain spectrum licenses and provides service over that spectrum. Some significant areas of regulation include:

Secondary Spectrum Markets: Spectrum Leasing

On May 15, 2003, the FCC adopted, and on October 6, 2003 released, rules designed, in part, to assist in creating a national secondary market in spectrum leasing. On July 8, 2004 the FCC adopted, and on September 2, 2004, the FCC released, a 2nd Report and Order, Order on Reconsideration, and Second Further Notice of Proposed Rulemaking to further streamline the rules governing secondary spectrum markets and to request further comments about additional future rule changes. Among other things, the FCC installed unprecedented “immediate approval” processes for certain de facto spectrum leases, in addition to certain license assignment and transfer protocols. The FCC also allowed eligible spectrum licensees to manage “private commons”. This essentially means that an eligible license holder, like Winstar, may lease the same spectrum to multiple users, provided those users are aware that the arrangement is non-exclusive. Additionally, the FCC provided for the inclusion of “smart” technologies into the leasing process. Essentially, this allows an eligible license holder to issues leases that account for dynamic technologies that allow splitting spectrum usage over frequency, space and time.

We are actively reviewing this proceeding. The FCC position remains that “explosive” demand exists for spectrum and that accordingly, it took the “landmark” step of opening up traditionally tightly regulated spectrum licenses to allow license holders to lease their spectrum to third parties. In the meantime, and in accordance with the new FCC rules, we continue to actively pursue commercial arrangements to provide spectrum services for third parties, including by engaging in spectrum leasing on favorable terms on the secondary market.

Renewal of 38 GHz and LMDS Licenses

Most of Winstar’s area-wide 39 GHz licenses possess a 10-year term expiring on October 18, 2010. Our remaining 39 GHz licenses expire at various times between November 2006 and March 2010. Winstar’s New York City LMDS license expires in February 2006. In other radio services, the FCC has historically renewed licenses as a matter of course. The FCC renewed 50 out of 85 licenses in the 39 GHz service in 2001 with the remaining 25 applications renewed in an FCC Memorandum & Order released November 28, 2003. The FCC’s stated policy for renewal of licenses in these bands is that licensees will have a renewal expectancy if they demonstrate substantial service during the initial license periods. We believe that our significant and continuing investment in the development of our national private line telecommunications business and infrastructure along with our ongoing spectrum lease operations demonstrates substantial service for our licenses and that the FCC will renew such licenses. However, the FCC’s application of substantial service criteria cannot be predicted and we cannot assure you that the FCC will renew all of our licenses. A failure by the FCC to renew our licenses in major markets could have a material adverse effect on those businesses.

37 GHz Auction Proceeding and 37GHz and 39 GHz Rule Amendment

On May 5, 2004, the FCC released a 3rd Notice of Proposed Rulemaking seeking comment on, among other things: 1) opening the 37.0-38.6 GHz (37 GHz) band to auction; and 2) establishing an appropriate coordination method to employ between both adjacent licensees and with the Federal government for both the 39 GHz and 37 GHz bands. The outcome of these proceedings may directly impact the rules under which spectrum licensees and leasees may operate their systems.

Proposals from Satellite Operators

We operate our spectrum services primarily in the 38.6 to 40.0 GHz (39 GHz) spectrum band. Several major U.S. satellite companies have made repeated proposals to the FCC to allow commercial satellite systems to operate within that band in the United States. In addition, in September 1999, the National Telecommunications and Information Administration, or NTIA, notified the FCC that the Department of Defense, or DoD, may wish to use the 39.5 to 40.0 GHz portion of the band for a future satellite system.

The FCC has designated the 39 GHz band for exclusive primary non-governmental use to terrestrial fixed services and has to date declined to propose rules that would accommodate the satellite companies’ desire to develop future systems utilizing this spectrum on a ubiquitous shared basis. Proceedings on this matter are still pending at the FCC. A number of satellite companies have recently withdrawn their applications for licensing in the 39 GHz band. We believe that this is the result of modifications to the FCC’s Space Station Licensing Rules and Policies. Some satellite companies’ applications for licenses remain pending. If satellite transmissions were allowed in the 39 GHz band as proposed by many of the satellite companies or the DoD, their transmissions could adversely affect our operations by creating interference or causing the FCC to limit our transmissions in some way.

Pursuant to an international agreement to which the United States is a signatory, the 39 GHz band is allocated on a co-primary basis to terrestrial fixed wireless and fixed satellite services. We are party to various international proceedings related to the use of 39 GHz and other spectrum inside and outside of the United States, including the World Radio Conference (WRC-2003), which was held in Geneva, Switzerland during the summer of 2003. The conference retained the satellite power limits in the International Radio Regulations and added a footnote to the table of power limits further clarifying that these limits shall not be exceeded. The Radio communications sub-committee (CITEL PCC II) of the Organization of American States (OAS) adopted a resolution at its February 2003 meeting that provides guidelines for “Power Flux Density (PFD) Limits in the Band 37.5-40.0 GHz for the Fixed Satellite Service.” This resolution recommends the same limits as the FCC and the Canadian regulatory body, Industry Canada, agreement to protect the fixed service in the band 37.5–40.0 GHz that further limits the power that can be produced by satellite systems in that band on their territories. The ITU continues to examine these issues, including at meetings scheduled for Fall 2004 and Spring 2005.

On December 5, 2003 the FCC issued a Second Report & Order in the V-band, which includes operations in the 36 to 51.4 GHz region, and thus encompassing the 38.6-40.0 GHz band that represents the majority of the Winstar spectrum holdings. In general, the FCC adopted key recommendations to protect the fixed service (FS) and either rejected or deferred making a decision on numerous, potentially harmful satellite industry proposals. Certain NATO-based protections for potential future government satellite systems remain. Satellite interference issues and decision-making continues to occur at the FCC and at the ITU. Winstar continues to use its interference simulator software and scientific personnel to study satellite interference matters and present the benefit of those studies to the FCC, the Department of Commerce, the State Department and the ITU.

Regulation of RF Emissions and RF Environments

The FCC regulates the health and safety effects of radio frequency, or RF, emissions by us and other wireless communications providers. Any FCC licensee whose emissions in an area exceed 5% of the total permissible emissions limit are responsible for ensuring that the site meets applicable health and safety requirements and must notify the FCC and obtain a waiver to operate. The wireless equipment we use is designed to operate at RF emission levels well below the FCC’s stan -

dard. However, if we operate in an area where other higher RF emitters are operating, we could be required to cooperate with, and contribute financially to, efforts intended to bring the site within applicable health and safety limits. In June 2003 the FCC opened a proceeding requesting comment on proposed changes to its RF Exposure rules. Winstar plans to actively participate in this proceeding. Certain foreign jurisdictions also regulate RF emissions to various degrees. The Occupational Health and Safety Act, or OSHA, requires certain RF monitoring and other measures in RF workplace environments. We believe our RF workplace policies comply with OSHA requirements. The FCC has recently issued a Notice of Proposed Rulemaking (NPRM) regarding “Exposure to Electromagnetic Fields” (ET Docket 03-137) which we are reviewing and which may result in additional protection requirements.

Regulation by the Federal Communications Commission — International Telecommunications Services

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

On March 30, 2004, the FCC released an Order that further liberalized its International Settlements Policy (“ISP”) and eliminated its International Simple Resale rules. The Order lessened the number of instances in which the ISP applies, effectively granting US and foreign carriers greater freedom to set rates and terms in their agreements. We believe further orders in the same proceeding will expand the decision to countries not covered by the Order. The Order also directed the FCC to initiate a Notice of Inquiry regarding the foreign mobile termination rates. Because the Order permits carriers to set rates based on negotiations rather than regulatory requirements, foreign carriers we negotiate with may be able to use the increased market freedom to negotiate lower rates. Accordingly, the FCC’s changes to its International Settlements Policy and other international policies could have a material adverse affect on our business, financial condition, or results of operation.

Callback

We offer our callback services pursuant to our Section 214 Authorization. The FCC has determined that callback services that use uncompleted call signaling do not violate U.S. or international law. However, U.S. companies providing such service must comply with the laws of the countries in which they provide callback services. According to an FCC study last updated in 2001, callback is not permitted in 36 countries. On March 28, 2003, the FCC issued an Order that eliminated the FCC’s comity-based prohibitions on call-back and the policy that allowed a foreign government or entity to make use of the enforcement mechanisms of the FCC to enforce foreign government prohibitions against U.S. carriers from offering uncompleted call-signaling abroad. The FCC determined that the policy is no longer necessary in today’s pro-competitive environment. The FCC also reaffirmed that callback using uncompleted call signaling violates neither U.S. domestic nor international law and found that elimination of the comity-based prohibitions and the policy that allowed foreign governments and entities to use Commission resources to enforce prohibitions on callback in a foreign country is consistent with international law.

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

Regulation by State Public Utility Commissions

To the extent that we provide telecommunications services that originate and terminate within the same state, including both local service and in-state long distance toll calls, we are subject to the jurisdiction of that state’s utility commission. As our local service business expands, we will offer more intrastate services and may become increasingly subject to state regulation. The Telecommunications Act maintains the authority of individual state utility commissions to impose their own regulation on rates, terms and conditions of intrastate services, so long as such regulation is not inconsistent with the requirements of federal law. For instance, states may require us to obtain a Certificate of Public Convenience and Necessity before commencing service in the state. IDTA is certificated to provide facilities-based and/or resold long distance service in all 50 states and facilities-based and resold local exchange service in 46 states. We are currently seeking authorization to provide local exchange service in the remaining states. No assurance can be made that the individual state regulatory authorities will approve these or additional certification requests in a timely manner. In addition to requiring certification, state regulatory authorities may impose tariff and filing requirements, consumer protection measures, and obligations to contribute to universal service and other funds. State commissions also have jurisdiction to approve negotiated rates, or establish rates through arbitration, for interconnection, including rates for unbundled network elements. Changes in those rates for unbundled network elements could have a substantial and material impact on our business.

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

Rates for intrastate switched access services, which we provide to long-distance companies to originate and terminate in-state toll calls, are subject to the jurisdiction of the state commissions in which the call originated and terminated. Such regulation by states could materially and adversely affect our revenues and business opportunities within that state.

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

Regulation by the Federal Communications Commission — Radio Broadcasting

One of our wholly owned subsidiaries holds certain assets, including authorizations from the FCC, relating to AM band radio station WMET, broadcasting on 1160 MHz and licensed to Gaithersburg, Maryland.

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

The FCC has the power to impose penalties for violations of its rules or the Communications Act of 1934, including the imposition of monetary forfeitures, the issuance of short-term licenses, the imposition of a condition on the renewal of a license, non-renewal of licenses and the revocation of operating authority. The following is a brief summary of some provisions of the Communications Act and of specific FCC regulations and policies. The summary is not a comprehensive listing of all of the regulations and policies affecting radio stations. For further information concerning the nature and extent of federal regulation of radio stations, you should refer to the Communications Act, FCC rules and public notices, and the rulings of the FCC and applicable courts.

FCC AM Radio Licenses

Radio stations operate pursuant to renewable broadcasting licenses that are ordinarily granted by the FCC for maximum terms of eight years. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. During the periods when renewal applications are pending, petitions to deny license renewals can be filed by interested parties, including members of the public. The FCC is required to hold hearings on a station’s renewal application if a substantial or material question of fact exists as to whether the station has served the public interest, convenience and necessity. If, as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet certain requirements and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application. Historically, FCC licenses have generally been renewed. WMET’s FCC license expires on October 1, 2011. We have no reason to believe that our license for station WMET will not be renewed in the ordinary course, although there can be no assurance to that effect. The non-renewal of that license could have a material adverse effect on our radio business.

Pursuant to FCC rules and regulations, many AM radio stations, including WMET, are authorized to operate only at a reduced power during the nighttime broadcasting hours, which results in reducing the radio station’s coverage during the nighttime hours of operation.

WMET currently is licensed to serve Gaithersburg, Maryland as a Class B AM station on 1160 MHz with 1 kilowatt of effective radiated power during the daytime hours and 0.5 kilowatt during the nighttime hours. However, the FCC has granted WMET program test authority to operate on 1160 MHz with 50 kilowatts of effective radiated power during the daytime hours and 1.5 kilowatts during the nighttime hours. That authority was granted to allow the station to operate on 1160 MHz at those higher power levels while an application for a new license to operate WMET at that frequency and at those power levels is pending before the FCC. We have been informed by the FCC that a number of residents of a community near WMET’s transmitting facilities have complained to the FCC about interference from the station affecting telephones and other electronic devices. We may be required under FCC rules to resolve certain of these interference complaints, and our failure to do so may result in the delay of the grant of our new license and the limitation of our ability to continue to broadcast under the current program test authority.

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

INTERNATIONAL REGULATION

International Licensing for Telecommunications Services

In connection with the growth of our international operations, we have obtained licenses or are otherwise authorized to provide telecommunications services in various foreign countries. Through direct or indirect subsidiaries, we have obtained licenses or authorizations in Argentina, Austria, Belgium, Canada, Germany, Hong Kong, Italy, the Netherlands, Singapore, Spain, Sweden, the United Kingdom, Russia, Mexico and Peru.

European Regulation of Telecommunications Services

In Europe, the regulation of the telecommunications industry is governed by the European Union and to a large extent by the national law of the individual European Union Member States. The European Union’s institutions, such as the European Commission, are responsible for creating pan-European policies. Through legislation, the European Union has developed a regulatory framework aimed at creating an open, competitive telecommunications market. The European Union was established by the Treaty of Rome and subsequent conventions and the European Commission and the Council of Ministers of the European Union are authorized by such treaties to issue European Union “directives.” Membership of the European Union was increased from 15 to 25 Member States on 1 May 2004 with the addition of Cyprus, the Czech Republic, Estonia, Hungary, Latvia, Lithuania, Malta, Poland, Slovakia and Slovenia (“the New Member States”). Member States are required to implement these directives through national legislation. If a Member State fails to adopt such directives, the European Commission may take action, including referral to the European Court of Justice, to enforce the directives. In practice, Member States have significant discretion regarding how to implement Directives into their national law system. For example, while the Authorization Directive provides Member States the required overall framework, the authorization schemes adopted by Member States have the potential to vary accordingly. Only in specific cases, the European Commission, in concert with the European Parliament and other relevant European Union institutions will render regulations or individual decisions on specific issues that become effective immediately without requiring Member States to adopt them on a country-by-country basis.

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

Member States were required to implement the terms of the new regulatory framework by July 25, 2003. Implementation of the terms of the new regulatory framework was also required of the New Member States by May 1, 2004. As described above, the discretion available to Member States as to the way in which the they implement directives is likely to result in different approaches being taken by individual Member States in certain areas. For example, while all Member States are generally required to abolish individual licenses, they have the discretion to decide whether to require that entities seeking to fall within the new authorization scheme need to notify their intention to provide relevant networks or services in advance of commencing activities. It may therefore become necessary for us to apply for additional general authorizations in individual Member States or otherwise to notify the local NRA of our activities, regardless of whether we held an appropriate license under the old regime. IDT is monitoring the implementation of the new regulatory regime in each Member State and intends to take appropriate action where necessary in order to remain compliant when each new regime comes into force. Under the new regulatory regime it may also become necessary for us to provide certain interconnection or other access services to other carriers, to provide for interception by state authorities, and to pay into universal service funds pursuant to national law.

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

There will continue to be growth in transborder data flows between and among the various IDT companies and their affiliates. To enable us to comply with relevant European Union Data data protection laws while facilitating the movement of data between IDT companies in different countries, the relevant IDT group companies intend to enter into corporate protocols relating to the handling of data.

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

IDT owns, directly or through subsidiaries, 172 trademark and service mark registrations in the United States and additional registrations abroad. We actively police our brands and, when deemed appropriate, we have initiated litigation to protect our marks from infringers. We also have 144 trademark and service mark applications pending in the United States and abroad. We are also continuing an international filing program to register the mark “IDT,” and the IDT logo in various foreign countries. There can be no assurance that we will be able to secure registrations and maintain protection on our marks in all the countries where we deem it important to do so. We may encounter obstacles to our registration and use of the IDT marks in some countries.

We also rely on trade secret laws to protect our valuable proprietary technology and business methods. Where deemed appropriate, we have filed patent applications in an effort to protect our patentable intellectual property. IDT now has over 45 patent applications pending in the United States and abroad relating to various aspects of our business activities. We own 2 patents issued in the United States and 8 patents issued abroad.

Net2Phone

Net2Phone relies on a combination of patents, trademarks, domain name registrations and trade secret laws and contractual restrictions to enforce its intellectual property rights against others.

Net2Phone currently owns 27 patents issued in the United States and 28 foreign patents, plus over 30 other applications pending in both the United States and abroad. One of the patents expires on September 3, 2005.

The ability to make, use, sell or offer for sale Net2Phone’s products and services is important to its business. Net2Phone is aware that patents have been granted to others based on fundamental technologies in the Internet telephony area. It is possible that certain patent infringement claims might be asserted successfully against Net2Phone in the future. A party making an infringement claim could secure a substantial monetary award or obtain injunctive relief that could effectively block Net2Phone’s ability to provide services or products in the United States or abroad. If any of these risks materialize, Net2Phone could be forced to suspend operations, to pay significant amounts to defend its rights and/or secure an expensive license. A substantial amount of the attention of Net2Phone’s management may be diverted from our ongoing business. Moreover, because patent applications in the United States are not publicly disclosed when filed, third parties may have filed applications that, if issued as patents, could result in claims against Net2Phone in the future. These claims could materially adversely affect Net2Phone’s ability to operate and its financial condition and results of operations. Net2Phone may be able to use its patents against such claims, for example, if cross-licenses are warranted.

Net2Phone owns 44 registered trademarks in the United States and more than 100 foreign registered trademarks.

Net2Phone’s most important mark is NET2PHONE. Net2Phone has made a significant investment in protecting this mark, and Net2Phone believes it has achieved recognition in the United States and abroad. Net2Phone is currently engaged in an international filing program to file trademark applications for trademark registrations of the mark NET2PHONE in a number of foreign countries. We cannot give assurance that Net2Phone will be able to secure registration and maintain protection for NET2PHONE in all the countries where it deems it important to do so. Competitors of Net2Phone’s or other third parties may adopt marks similar to its mark NET2PHONE, thereby interfering with Net2Phone’s efforts to build brand identity and possibly leading to customer confusion.

Net2Phone has encountered trademark oppositions challenging its registration and use of the NET2PHONE mark in several countries. Net2Phone has also encountered refusals to registration from local trademark offices in several foreign countries, typically based on the asserted grounds that the mark is descriptive/non-distinctive or that it conflicts with a prior registered mark. In addition, in a limited number of situations, third parties have challenged Net2Phone’s marks. Net2Phone’s practice is to oppose vigorously such challenges, and Net2Phone have generally been successful.

Unlike patents, which have a limited duration, Net2Phone’s trademarks will continue to be registered so long as Net2Phone pays the required fees and Net2Phone does nothing to lose its rights, such as permit others to use the same mark.

Net2Phone and IDT

Net2Phone and IDT, respectively, have registered many Internet domain names that contain the term NET2PHONE or IDT. We cannot assure you that we will be successful in registering all of the domain names that we might want to have, either because of unwarranted expense, inability to register the domain due to registrar requirements that we cannot meet, or because of third parties who previously registered the relevant domain name. We have encountered several instances of third parties who have registered the term NET2PHONE or IDT within a domain name. We have generally had success in obtaining the transfer of those domains that we deemed important to our business from such third parties by agreement, institution of accepted domain name dispute resolution proceedings or other means. We cannot assure you that we will be successful in the future in obtaining all domain names that we deem important. Finally, there are many variations of the words NET2PHONE and IDT, and it is difficult, if not impossible, to register each variation, or to pursue all pirates who register such variations. Because we are in large part an Internet business, we may be materially and adversely affected by the unauthorized use of the word NET2PHONE or IDT, or of a substantially similar word, in a domain name owned by a third party.

All key employees of IDT and Net2Phone have signed confidentiality agreements, and it is our standard practice to require newly hired employees to execute confidentiality agreements. These agreements provide that the employee or consultant may not use or disclose confidential company information except as expressly permitted in connection with the performance of his or her duties for the company, or in other limited circumstances. These agreements also state that, to the extent rights in any invention conceived of by the employee or consultant while employed by us do not vest in the company automatically by operation of law, the employee or consultant is required to assign his or her rights to us. The steps taken by us may not, however, be adequate to prevent the misappropriation of our proprietary rights or technology.

IDT Entertainment

IDT Entertainment relies on licenses and ownership of the intellectual property contained in the content it develops and distributes. Protection of these rights is essential to IDT Entertainment’s success. Entertainment companies may be subject to claims that their productions infringe on the intellectual property rights of third parties with respect to previously developed entertainment content.

General

From time to time we may be subject to claims and legal proceedings from third parties in the ordinary course of business, including claims of alleged infringement of trademarks, service marks, copyrights, patents and other intellectual property rights. Certain of these proceedings are described under the heading “Legal Proceedings” below. In recent years, patent licensing and enforcement groups have been actively targeting industries, including the telecom industry. For example, we were approached by Ronald A. Katz Technology Licensing, L.P. who demanded that we obtain a license from it to a portfolio of patents, asserting that the patents were infringed by certain products and services offered by us. On January 21, 2004, we filed a complaint for declaratory relief in the United States District Court, District of New Jersey, against Ronald A. Katz Technology Licensing, L.P. asking the Court to find claims of the relevant patents invalid, unenforceable and not infringed by us. The defendant has until November 10, 2004 to respond. Meanwhile, settlement negotiations are ongoing.

Even if our products and processes are ultimately held not to infringe a third party’s intellectual property rights, resolving any such claims can be time-consuming and costly, and may divert management’s attention and resources away from our business. Such claims might also result in a preliminary injunction prohibiting certain commercial activities we consider important to our business, and, if later found to be meritorious, may result in a permanent injunction and the imposition of damages. Claims of intellectual property infringement might also require us to enter into costly license agreements. If any of these risks materialize we could be forced to suspend certain operations, to pay significant amounts to defend our right to continue to engage in the commercial activities complained of, and/or secure an expensive license. If we cannot or do not license the allegedly infringed rights or cannot substitute a non-infringing device or activity, or cannot obtain essentially equivalent rights from a licensed third party, our business could suffer. Moreover, because patent applications in the United States and elsewhere are not typically published for public inspection for at least eighteen (18) months from the date when they are filed, third parties may have filed applications that, if issued as patents, could result in claims against us in the future. Thus, there can be no assurances that any such claims, legal proceedings and/or license agreements would not have a material adverse effect on our business, operating results and financial condition.

Despite our efforts to protect our intellectual property, our intellectual property rights may ultimately not provide us with a significant competitive advantage. The protection of our intellectual property also may require the expenditure of significant financial and managerial resources and we may elect not to incur costs that are not outweighed by the potential benefits that may be realized. Effective trademark, service mark, copyright, patent and trade secrets protection may not be available, or we have decided for business reasons not to seek protection, in every jurisdiction in which our products and services are made available. Moreover, our intellectual proprietary rights could be challenged, invalidated or circumvented. Third parties that license proprietary rights from us may take actions that diminish the value of our proprietary rights, goodwill and/or reputation. Ultimately, the steps we take to protect our proprietary rights may not be adequate and third parties may infringe our trademarks, service marks, trade dress, copyrights, patents and otherwise misappropriate similar proprietary rights such as trade secrets. Moreover, given the rapid pace of technological change in the information technology industry, many of our products rely on key technologies developed by third parties, and we may not be able to obtain commercially reasonable licenses from these third parties.

INTERNATIONAL SALES

In fiscal 2004, 2003 and 2002, revenue from customers located outside of the United States accounted for approximately 23%, 19% and 19% of our total revenues, respectively. We anticipate that revenues from international customers will continue to account for a significant percentage of our total revenues.

EMPLOYEES

As of October 1, 2004, we had a total of 4,434 employees, excluding employees of Net2Phone and Mainframe. As of October 1, 2004, Net2Phone had a total of 274 employees and Mainframe had 281 employees.

RISK FACTORS

Our business, operating results or financial condition could be materially adversely affected by any of the following risks as well as the other risks highlighted elsewhere in this document, particularly the discussions about regulation, competition and intellectual property. The trading price of our Class B common stock and common stock could decline due to any of these risks.

Risks Related to Our Telecommunications Businesses

Each of our telecommunications business lines is highly sensitive to declining prices, which may adversely affect our revenues and margins.

The worldwide telecommunications industry has been characterized in recent years by intense price competition, which has resulted in a significant decline in both our average per-minute price realizations and our average per-minute termination costs. Many of our competitors in both the retail telecommunications services (including prepaid calling cards, private label calling cards and consumer phone services) and wholesale carrier businesses have begun to aggressively price their services. This has led to continued erosion on pricing power, both in our retail and wholesale markets, and we have generally had to pass along our per minute cost savings to our customers, in the form of lower prices. Therefore, our telecommunications revenues have increased at a much slower rate. If this trend continues or increases, it could have a material adverse effect on the revenues and margins generated by our telecommunications business lines.

Because our prepaid calling cards generate the bulk of our revenue, our growth is substantially dependent upon continuing growth in that area, and we face significant competition.

During fiscal 2004, prepaid calling cards accounted for 60.4% of IDT Telecom’s total consolidated revenues, and we sold more than 325 million prepaid calling cards. We compete in the prepaid calling card market with many of the established facilities-based carriers, such as AT&T, MCI and Sprint. These companies are substantially larger and have greater technical, engineering, personnel and marketing resources, longer operating histories, greater name recognition and larger customer bases than we do. The resources of these competitors could significantly impact our ability to compete successfully.

We may not be able to obtain sufficient or cost-effective termination capacity to particular destinations to keep up with our growth.

Most of our telecommunications traffic is terminated through third-party providers. In order to keep pace with our growth of minutes of use, we may need to obtain additional termination capacity. We may not be able to obtain sufficient termination capacity from high-quality carriers to particular destinations or may have to pay significant amounts to obtain such capacity. This could result in our not being able to sustain growth in minutes of use or in higher costs per minute to particular destinations, which could adversely affect our revenues and margins.

Our customers, particularly our wholesale carrier customers, could experience financial difficulties which could adversely affect our revenues and profitability if we experience difficulties in collecting our receivables.

As a wholesale provider of international long distance services, we depend upon traffic from other long distance providers, and the collection of receivables from these customers. Since 2002, several of these customers have declared bankruptcy or otherwise faced financial difficulties. If continued weakness in the telecommunications industry reduces our ability to collect our accounts receivable from our major customers, particularly our wholesale carrier customers, our revenues may be substantially reduced. While our most significant customers vary from quarter to quarter, our five largest wholesale carrier customers accounted for 6.5% of our total consolidated revenues in fiscal 2004 compared with 4.8% in fiscal 2003. This concentration of revenues increases the risk of non-payment by customers, and we may experience significant write-offs related to the provision of wholesale carrier services if any of our large customers fail to pay their outstanding balances, which could adversely affect our revenues and profits.

The termination of our carrier agreements with foreign partners or our inability to enter into carrier agreements in the future could materially and adversely affect our ability to compete in foreign countries, which could reduce our revenues and profits.

We rely upon our carrier agreements with foreign partners in order to provide our telecommunication services to our customers. These carrier agreements are for finite terms and, therefore, there can be no guarantee that these agreements will be renewed. Our ability to compete in foreign countries would be adversely affected if our carrier agreements with foreign partners were terminated or we were unable to enter into carrier agreements in the future to provide our telecommunications services to our customers, which could result in a reduction of our revenues and profits.

Our revenues and our growth will suffer if our distributors and sales representatives, particularly Union Telecard Alliance, LLC, fail to effectively market and distribute our prepaid calling card products and other services.

We rely on our distributors and representatives for marketing and distribution of our prepaid calling card products and other services. We hold a 51% ownership interest in Union Telecard Alliance, LLC, or UTA, which utilizes a network of more than 1,000 sub-distributors (ranging from large companies to sole proprietors) that sell to over 250,000 retail outlets throughout the United States to distribute our prepaid calling cards. In foreign countries, we are dependent upon our distributors and independent sales representatives, many of which also sell services or products of other companies. As a result, we cannot control whether these foreign distributors and sales representatives will devote sufficient efforts to selling our services. In addition, we may not succeed in finding capable retailers and sales representatives in new markets which we may enter. If our distributors or sales representatives fail to effectively market or distribute our prepaid calling card products and other services, our ability to generate revenues and grow our customer base could be substantially impaired.

Increased competition in the consumer and business telephone market, particularly from the regional bell operating companies, or RBOCs, and cable operators, could limit or reverse our growth in that area.

We offer long distance phone service to residential and business subscribers throughout the United States and we offer local service, bundled with long distance service, to residential subscribers in 13 states. The U.S. consumer phone service industry is characterized by numerous entities competing for a relatively static number of customers, leading to a high customer turnover rate because customers frequently change service providers in response to offers of lower rates or promotional incentives. Competition in the United States to provide phone services is intense. Our primary competitors include the Regional Bell Operating Companies, or RBOCs, as well as the major long distance carriers such as AT&T, MCI and Sprint. The four RBOCs are (i) BellSouth, (ii) SBC Communications (including former Ameritech, Pacific Bell, Southwestern Bell and Southern New England Telephone), (iii) Qwest (including former US West) and (iv) Verizon (including former NYNEX, Bell Atlantic and GTE). These are all substantial companies, and competing against them is extremely challenging. Each of the RBOCs continues to enjoy a virtual monopoly as the Incumbent Local Exchange Carrier, or ILEC, in its respective territory and the RBOCs are well funded. In a battle for market share, the RBOCs have considerable resources. Some of our competitors offer products and services available as part of their bundled service offerings, such as wireless services and high speed Internet access, that we do not presently offer. Our ability to compete in the bundled service market is dependent on our ability to have reasonably priced access to the facilities necessary to provide service at rates equal to or lower than those of our competitors. As of the date of this report, our right to continue to receive reasonably priced access to necessary facilities is being addressed at the United States Court of Appeals for the District of Columbia Circuit, the Federal Communications Commission and at various state public utility commissions. See “Regulatory Risks” below. If we do not receive favorable decisions in these forums, our ability to offer competitive bundled service offerings could be materially adversely affected.

We also compete in the consumer phone service market with cable operators. Cable operators present a significant and ever-increasing challenge to us, because (i) many cable operators market their cable telephony product as a VoIP service, so they do not charge certain “telecommunications” fees, such as the Subscriber Line Charge and the Federal Excise Tax, to subscribers, thus permitting the cable operators to provide their service at highly competitive rates, and (ii) cable operators offer television and high-speed Internet access along with their telephony product, providing a “one stop shopping” service. In addition, we are at a disadvantage vis-à-vis cable operators because cable operators have their own network and are not reliant on ILEC facilities to provide service and are not affected by regulatory uncertainty facing access to and the cost of ILEC facilities. We in particular face an additional competitive challenge because Cablevision and Time Warner — two cable operators that have been particularly aggressive in rolling out a cable telephony product — have clusters of cable franchises that overlap areas where a high percentage of our local telephony subscribers are located.

Risks Related to IDT Entertainment

We rely on a few major customers in realizing our home entertainment distribution revenues and a reduction in our business with these customers could have an adverse effect on us.

A small number of retailers account for a significant percentage of our home entertainment distribution revenues. We do not have long-term agreements with any of these customers. We cannot assure you that we will continue to maintain favorable relationships with these customers or that they will not be adversely affected by economic conditions. If any of these customers reduces or cancels its relationship with us, it could have a material adverse effect on IDT Entertainment’s business, results of operations and financial condition.

A significant portion of our home entertainment distribution revenues comes from a small number of titles. A loss of our rights to these titles, or our failure to replace them when our rights expire, could significantly harm our home entertainment distribution business.

We depend on a limited number of titles for a significant portion of the revenues generated by our home entertainment distribution activities. In addition, many of the titles in our library are not presently distributed and generate substantially no revenue. If we were to lose access to our significant titles, or were unable to license new products, it could have a material adverse effect on our home entertainment distribution business’ results of operations and financial condition.

The success of IDT Entertainment may depend on audience acceptance of our CG animated feature films, which is extremely difficult to predict and therefore inherently risky.

We are spending an increasing amount of time and resources on the development of proprietary CG animated feature films and other CG animated content. We cannot predict the economic success of any of our proprietary products, because the revenue derived from the distribution of entertainment products depends primarily upon its acceptance by the public, which cannot be accurately predicted. If our films do not achieve audience acceptance, it could result in costs not being recouped or anticipated profits not being realized. If our feature films or other entertainment products are not as successful as we forecast, or if they do not recoup our investments in those properties, the operating results of IDT Entertainment could be adversely affected.

Animated films are expensive to produce and the uncertainties inherent in their production could result in the expenditure of significant amounts on films that are canceled or significantly delayed, which would adversely affect our revenues and financial condition.

The production, completion and distribution of animated feature films are subject to a number of uncertainties, including delays and increased expenditures due to creative problems, technical difficulties, talent availability, accidents, natural disasters or other events beyond our control. Because of these uncertainties, the projected costs of an animated feature film at the time it is set for production may increase, the date of completion may be substantially delayed or the film may be abandoned due to the exigencies of production. Delays in production may also result in a film not being ready for release at the intended time and postponement to a potentially less favorable time, which could result in lower gross receipts for that film. In extreme cases, a film in production may be abandoned or significantly modified (including as a result of creative changes) after substantial amounts have been spent, causing the write-off of expenses incurred with respect to the film.

Piracy, including digital and Internet piracy, may decrease revenue received from the exploitation of our entertainment products.

Intellectual property piracy is extensive in many parts of the world and is made easier by technological advances and the conversion of motion pictures into digital formats. The proliferation of unauthorized copies and piracy of our entertainment products could have an adverse affect on our business because these products reduce the revenue we receive from our production and distribution of legitimate products.

Risks Related to Net2Phone

Net2Phone has never been profitable.

Net2Phone has never generated profits from operations, except for fiscal 2003, which would not have been profitable if not for a litigation settlement. Net2Phone’s aggregate revenues from inception to July 31, 2004 were approximately $583.0 million, and its accumulated deficit was approximately $773.7 million as of that date. Net2Phone will need to generate significant additional revenue to achieve profitability. Net2Phone may not be able to do so. Even if it does achieve profitability, we cannot assure you that Net2Phone will be able to sustain or increase profitability on a quarterly or annual basis in the future.

Net2Phone intends to pursue new streams of revenue, including from its cable telephony business, which it has not attempted to generate before and which may not be profitable.

In addition to its current revenue, Net2Phone is pursuing new revenue opportunities, particularly from its cable telephony business. In fiscal 2004, Net2Phone devoted, and will continue to devote, significant capital and resources to the development of its cable telephony business, and we cannot ensure when or if this investment will be profitable. Net2Phone’s business models for its cable telephony business have not been tested on a broad basis.

Net2Phone has not tested its cable telephony service on a large scale or with multiple operators in multiple jurisdictions. We cannot be sure that its service offering will be scalable to the extent necessary to serve a large customer base or that its services will deliver sufficient reliability or quality on a large scale basis, or at all. We cannot assure you that Net2Phone will obtain additional customers for its cable telephony business or that this business will be profitable.

Pricing pressures and increasing use of VoIP technology may lessen Net2Phone’s competitive pricing advantage.

Net2Phone’s success is based partly on its ability to provide discounted voice services by taking advantage of cost savings achieved by carrying voice traffic employing VoIP packet switched technologies, as compared to carrying calls over traditional circuit switched networks. In recent years, the price of telephone service has generally fallen. The price of telephone service may continue to fall for various reasons, including the adoption of VoIP technology by other communications carriers. Many carriers have adopted pricing plans such that the rates that they charge are not always substantially higher than the rates that Net2Phone charges for similar service. In addition, other providers of long distance services are offering unlimited or nearly unlimited use of some of their services for a competitive monthly rate. The overall effect of these developments may be to reduce the price of local and long distance calls to a point where VoIP providers such as Net2Phone no longer have a price advantage. Net2Phone would then have to rely on factors other than price to differentiate its product and service offerings, which it may not be able to do. If it is not able to do so, Net2Phone’s business, financial condition and results of operations may be materially and adversely affected.

Net2Phone has and plans to increasingly depend on its international operations, which subject it to unpredictable regulatory, economic and political situations.

Net2Phone’s customers based outside of the United States currently generate a majority of its revenue. A significant component of Net2Phone’s strategy is to continue to expand internationally. Net2Phone may not be successful in expanding into additional international markets. In addition to the uncertainty regarding Net2Phone’s ability to generate revenue from foreign operations and expand its international presence, there are certain risks inherent in doing business on an international basis, including:

•	changing regulatory requirements, which vary widely from country to country;
•	action by foreign governments or foreign telecommunications companies to limit access to Net2Phone’s services;
•	increased bad debt and subscription fraud;
•	legal uncertainty regarding liability, tariffs and other trade barriers;
•	economic and political instability; and
•	potentially adverse tax consequences.

For example, several of Net2Phone’s largest customers are based in the Middle East, Asia and Latin America and other areas of the world where there is the potential for significant political and economic instability. Net2Phone has experienced power supply problems, difficulty maintaining local customer support and difficulties dealing with local companies and governments in some of these regions. Moreover, developments in the Middle East, such as the continuation of hostilities involving the United States or others, could result in the disruption of Net2Phone’s business in the regions affected by the hostilities. These difficulties could materially and adversely affect Net2Phone’s business, financial condition and results of operations.

Risk Related to Our Financial Performance and Growth Strategy

We have incurred significant losses since our inception, which could cause the trading price of our stock to decline.

We have incurred significant losses since inception. During fiscal 2004, we had a consolidated net loss of $95.7 million. If we are not able to achieve overall profitability or maintain any profitability that we do achieve, the trading price of our stock could be negatively affected.

Our growth strategy depends, in part, on our acquiring complementary businesses and assets and expanding our existing operations, which we may be unable to do.

Our growth strategy is based, in part, on our ability to acquire other telecommunications and complimentary businesses and assets. We are also seeking to acquire other businesses within our IDT Entertainment segment. The success of this acquisition strategy will depend, in part, on our ability to accomplish the following:

•	identify suitable businesses or assets to buy;
•	complete the purchase of those businesses on terms acceptable to us;
•	complete the acquisition in the time frame we expect;
•	improve the results of operations of the businesses that we buy and successfully integrate their operations into our own; and
•	avoid or overcome any concerns expressed by regulators, including antitrust concerns.

There can be no assurance that we will be successful in pursuing any or all of these steps. Our failure to implement our acquisition strategy could have an adverse effect on other aspects of our business strategy and our business in general. We may not be able to find appropriate acquisition candidates, acquire those candidates that we find or integrate acquired businesses effectively or profitably.

Our acquisition program and strategy may lead us to contemplate acquisitions of companies in bankruptcy, which entail additional risks and uncertainties. Such risks and uncertainties include, without limitation, that, before assets may be acquired, customers may leave in search of more stable providers and vendors may terminate key relationships. Also, assets are generally acquired on an “as is” basis, with no recourse to the seller if the assets are not as valuable as may be represented. Finally, while bankrupt companies may be acquired for comparatively little money, the cost of continuing the operations may significantly exceed expectations.

We have in the past used, and may continue to use, our capital stock as payment for all or a portion of the purchase price for acquisitions. If we issue significant amounts of our capital stock for such acquisitions, this could result in substantial dilution of the equity interests of our stockholders.

Intellectual Property and Regulatory Risks

Our revenue may be adversely affected if we fail to protect our proprietary technology or enhance or develop new technology.

We depend on proprietary technology and other intellectual property rights in our various business operations. We rely on a combination of patents, copyright and trade secret protection and nondisclosure agreements to establish and protect our proprietary rights. In addition, we also rely on licenses of third party intellectual property rights, particularly of entertainment content. Failure of our patents, copyrights and trade secret protection, non-disclosure agreements and other measures to provide protection of our technology, could enable our competitors to more effectively compete with us and have an adverse effect on our business, financial condition and results of operations.

In addition, we may be required to litigate in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition or results of operations.

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

We may be subject to claims of infringement of intellectual property rights of others.

From time to time we may be subject to claims and legal proceedings from third parties regarding alleged infringement of trademarks, copyrights, patents and other intellectual property rights. In recent years, patent licensing and enforcement groups that do not make or sell any products or offer any services have been actively targeting industries, including the telecom industry. For example, Ronald A. Katz Technology Licensing, L.P. has offered us a license to a portfolio of patents, claiming that the patents may be infringed by certain products and services offered by us. The patents purportedly relate to various aspects of telephone call processing. As of October 14, 2004, no legal proceedings have been instituted against us. If the Katz patents are valid, enforceable and apply to our business, we could be required to seek a license from Katz. Such license may not be available on terms we consider commercially reasonable and the potential for litigation exists.

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

Federal, state, local and international government regulations may reduce our ability to provide services or make our business less profitable.

We are subject to varying degrees of regulation by federal, state, local and foreign regulators. The implementation, modification, interpretation and enforcement of these laws and regulations vary and can limit our ability to provide many of our services. Our ability to compete in our target markets depends, in part, upon favorable regulatory conditions and the favorable interpretations of existing laws and regulations. For example, on March 2, 2004, the United States Court of Appeals for the District of Columbia Circuit vacated several FCC rules. These rules preserved access to the UNE-P platform, which allowed competitors, like us, to lease local switches and lines from the ILECs at discounted rates for the small business and residential markets. In response to the DC Circuit Court’s action, on August 20, 2004, the FCC released an Order that preserved the status quo through February 2005 and implemented modest rate increases for the six months thereafter. However, this Order has been appealed to the DC Circuit Court, and the appeal is pending as of the date of this annual report. In response to this regulatory uncertainty, as well as the FCC’s recommendation that ILECs and CLECs negotiate rates and terms for access to the ILEC network, we have engaged in commercial negotiations with the ILECs so that we may continue to provide local exchange service. These negotiations are continuing and we cannot predict their outcome. However, it is likely that any changes to the current environment — whether imposed by a court, regulator or as a result of commercial negotiation — will result in a higher wholesale rate and/or reduced access to the ILECs’ network facilities and may impair our ability to offer local phone service by leasing local switches and lines through the UNE-P method.

We may become subject to increased price competition from other carriers due to federal regulatory changes in determining international settlement rates.

Revenues from international service reflect payments under agreements between us and foreign telecommunications administrations or private carriers, which are influenced by the guidelines of the international tariff and trade regulations and cover virtually all international calls to and from the United States. Various factors, including declining settlement rates, could affect the amount of net settlement payments from carriers to us in future years. These include increases in the proportion of outgoing as opposed to incoming calls. On March 30, 2004 and again on August 31, 2004, the FCC released Orders which removed FCC oversight of rates and settlements for numerous international routes. As a result, traffic we send or receive over these routes will be subject to rate competition, as opposed to the FCC’s rate and settlement policies. These Orders, as with any federal regulatory change to international telecommunications policy and/or settlement rates, may adversely affect our revenues.

Federal and state regulations may be passed that could harm Net2Phone’s business.

Net2Phone’s ability to provide voice services at competitive rates arises in part from the fact that VoIP services are not currently subject to the same regulation as traditional telephony. Because their services are not currently regulated to the same extent as traditional telephony, VoIP providers can currently avoid paying certain charges that traditional telephone companies must pay.

As of the date of this annual report, there is a Notice of Proposed Rulemaking (NPRM) pending before the FCC that seeks to address the appropriate regulatory treatment for VoIP services in general. The FCC may determine that at least some forms of voice communications that are presently treated as VoIP will be characterized as “telecommunications,” and thus be subject to the same fees, charges, taxes and regulations as traditional telecommunications services. These surcharges could include access charges payable to local exchange carriers to carry and terminate traffic, contributions to the universal service fund and other charges. Another significant issue that may be determined as a result of the NPRM is the role of the states in regulating VoIP. Certain state utility commissions, such as New York’s, have held that another provider’s in-state broadband VoIP service is a telecommunications service and, as such, is subject to the fees, charges, taxes and regulations as traditional in-state telecommunications services. It is unknown whether the FCC will preempt states from regulating in-state VoIP services. However, if the FCC determines that any of the VoIP services provided by Net2Phone should be treated as “telecommunications,” or if it does not preempt states from regulating in-state VoIP services our business, financial condition and results of operations could be materially and adversely affected.

In addition to the aforementioned proceedings, the FCC has a separate proceeding to consider whether, or to what degree, VoIP services should comply with the Communications Assistance for Law Enforcement Act (CALEA). If the FCC mandates technical changes to VoIP services to accommodate CALEA or other telecommunications rules and regulations, the requirements could also place a significant financial and/or technical burden on Net2Phone, to the degree it provides affected services. There are also several legislative proposals bills pending at the federal and state levels to change the regulatory status of VoIP. These legislative proposals and bills vary from maintaining VoIP free of traditional telecommunications regulation to regulating VoIP no differently than existing telecommunications services. We cannot predict which bills or legislative proposals will be adopted by federal and state legislatures. Ultimately, the imposition of any such additional fees, charges, taxes and regulations on VoIP services could materially increase our costs and may limit or eliminate the competitive pricing advantage VoIP currently enjoys.

Net2Phone’s ability to offer services outside the United States is subject to the local regulatory environment, which may be unfavorable, complicated and often uncertain.

Regulatory treatment of Internet telephony outside the United States varies from country to country. Net2Phone Global Services distributes its products and services through resellers that may be subject to telecommunications regulations in their home countries. The failure of these resellers to comply with these laws and regulations could reduce Net2Phone’s revenue and profitability. Because of Net2Phone’s relationship with resellers, some countries may assert that it is required to register as a telecommunications carrier in that country. In such case, Net2Phone’s failure to do so could subject it to fines, penalties, or service shut-downs. In addition, some countries are considering subjecting VoIP services to the regulations applied to traditional telephone companies. Regulatory developments such as these could have a material adverse effect on Net2Phone’s extensive international operations, from which it derived more than half of its revenue in fiscal 2004.

In many countries in which Net2Phone operates or its services are sold, the status of the laws that may relate to its services is unclear. Net2Phone cannot be certain that its customers, resellers, or other affiliates are currently in compliance with regulatory or other legal requirements in their respective countries, that they or we will be able to comply with existing or future requirements, and/or that they or we will continue in compliance with any requirements. Net2Phone’s failure or the failure of those with whom it transacts business to comply with these requirements could materially adversely affect its business, financial condition and results of operations.

Risk Related to Our Capital Structure

Holders of our Class B common stock have significantly less voting power than holders of our Class A common stock and our common stock.

Holders of our Class B common stock are entitled to one-tenth of a vote per share on all matters on which our stockholders are entitled to vote, while holders of our Class A common stock are entitled to three votes per share and holders of our common stock are entitled to one vote per share. As a result, the ability of holders of our Class B common stock to influence the management of our Company is limited.

IDT is controlled by its principal stockholder, which limits the ability of other stockholders to affect the management of IDT.

Howard S. Jonas, our Chairman of the Board and founder, has voting power over 11,642,130 shares of our common stock (which includes 9,816,988 shares of our Class A common stock, which are convertible into shares of our common stock on a 1-for-1 basis) and 2,498,562 shares of our Class B common stock, representing 57.0% of the combined voting power of our outstanding capital stock, as of July 31, 2004. Mr. Jonas is able to control matters requiring approval by our stockholders, including the election of all of the directors and the approval of significant corporate matters, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence the management of our company is limited.

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

We also occupy space in both leased and owned properties in New Jersey and Los Angeles, California, primarily to house telecommunications equipment. In addition, we lease space (typically less than 500 square feet) in various other geographic locations to house the telecommunications equipment for each of our points of presence.”

We and our divisions and subsidiaries occupy office space in various locations to house headquarters and other activities.

We maintain our European headquarters in London, England (corporate and carrier operations) and Dublin, Ireland (retail operations). We also maintain various international office locations and telecommunications facilities, including in Buenos Aires, Argentina; London, England; Paris, France; Frankfurt and Hamburg, Germany; Rotterdam, Holland; Milan, Italy; Lisbon, Portugal; Moscow, Russia; Madrid, Spain; Lerum and Gothenburg, Sweden; San Juan, Puerto Rico; Santa Fe Colony, Mexico; Berchem, Belgium, Copenhagen, Denmark; Geneva, Switzerland, Prague, Czech Republic, Athens, Greece; Makati, Philippines; Johannesburg, South Africa; Lima, Peru and Hong Kong.

Digital Production Solutions and IDT Contact Services also lease space in two locations in Israel. We have entered into an agreement to purchase approximately 33,750 square meters of a building under construction in Jerusalem to house our call center operations in that location.

Net2Phone is based at our Newark, New Jersey headquarters and leases 69,525 square feet from IDT, pursuant to a lease that expires in May 2010. In addition, Net2Phone leases office and switch space in Brick and West Long Branch, New Jersey; Jerusalem, Israel and Singapore.

Item 3. LEGAL PROCEEDINGS.

On January 29, 2001, we filed a complaint against Telefonica S.A., Terra Networks, S.A., Terra Networks, U.S.A., Inc., and Lycos, Inc. in the United States District Court, District of New Jersey, relating to a joint venture we entered into with Terra Networks, S.A. in October 1999 and subsequently terminated in April 2000. The complaint asserted claims for, among other things, breaches of various contracts, breach of fiduciary duty, common law fraud, tortious interference with prospective economic advantage, and a securities fraud violation of Section 10(b)5 of the Securities Act against Terra Networks, S.A. We subsequently filed an amended complaint alleging a securities fraud violation of Section 20(a) of the Securities Act against two of the defendants, Terra Networks, S.A. and Terra Networks, U.S.A. We are seeking an amount to be determined at trial, or in the alternative, delivery of 250,000 marketable shares of Terra Networks, S.A. stock. Terra Networks, S.A. filed counterclaims against us for $3 million for breach of contract, securities fraud and unspecified punitive damages. We filed a motion to dismiss the securities fraud counterclaim, which is still pending. On September 13, 2002, Telefonica, S.A. renewed its motion to dismiss for lack of personal jurisdiction, which the Court previously denied. The Court has not yet ruled on that motion. IDT and all of the defendants, except Terra Networks, U.S.A., filed motions for summary judgment. On September 30, 2004, Terra Networks, S.A.’s motion for summary judgment was denied and Lycos’ motion for summary judgment was granted. As a result, Lycos is no longer a defendant in this case. Our motion for summary judgment and Telefonica S.A.’s motion for summary judgment are still pending.

On May 5, 2004, we filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a/ TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. We allege that the defendants breached a settlement agreement that they had entered into with us to resolve certain disputes and civil actions among the parties. We alleged that the defendants did not provide us, as required under the settlement agreement free of charge and for our exclusive use, a fifteen-year indefeasible right to use four wavelengths on the TyCom Global Network, a global undersea fiber optic network that TyCom Ltd. was deploying at that time. In June 2004, Tyco International (US) Inc. and Tyco Telecommunications (US) Inc. asserted several counterclaims against us, alleging that we breached the settlement agreement and are liable for damages for allegedly refusing to accept the defendant’s offer regarding the wavelengths referenced in the settlement agreement and for making a public statement that Tyco failed to provide us with the use of its wavelengths. In July 2004, we filed a motion to dismiss the counterclaims or, in the alternative, for summary judgment. In August 2004, the defendants cross-moved for summary judgment with respect to certain of their counterclaims. In addition, all defendants with the exception of Tyco Telecommunications (US) Inc. and Tyco Telecommunications, Ltd. (f/k/a TyCom Ltd.) cross-moved to dismiss the complaint.

IDT Telecom

We are a party in a legal matter before the United States District Court, District of New Jersey, involving several individual lawsuits, which were consolidated for coordinated pre-trial proceedings by the Multi-District Litigation Panel (collectively, the “MDL Action”). The MDL Action involves four separate complaints each seeking certification of a class consisting of consumers within the United States who purchased our calling cards and were allegedly charged fees that were not specifically disclosed on the card packaging prior to purchase. Two of the complaints specify damages of not less than $100 million. The parties engaged in discovery but then agreed to participate in court-supervised mediation and will attend another mediation session on October 25, 2004.

On or about April 22, 2003, we received a Petition filed by Powell Palmares in the District Court of Nueces County, Texas, 105th Judicial District seeking certification of a class of consumers in Texas who purchased or used “pre-paid phone cards” and were allegedly charged more for calls made to or from cellular telephone equipment. In his petition, the plaintiff names numerous other telecommunication companies as defendants. The damages sought have not yet been quantified.

On or about August 27, 2003, Aerotel, Ltd., Aerotel U.S.A., and Aerotel U.S.A., LLC filed a complaint against us in the United States District Court, Southern District of New York, alleging infringement of U.S. Patent No. 4,706,275, entitled “Telephone System,” which was issued on November 10, 1987 to Aerotel Ltd. as the assignee of Zvi Kamil. The complaint seeks (i) a permanent injunction against us; (ii) damages, together with prejudgment interest and costs; (iii) trebling of damages awarded under 35 U.S.C. 284; (iv) attorneys fees and costs; and (v) such other relief as the Court may deem just and proper. On October 31, 2003, we filed our answer to the complaint. On December 29, 2003, the Court granted our motion to stay the litigation pending a reexamination of certain claims of the asserted patent by the United States Patent and Trademark Office (the “USPTO”). On August 27, 2004, at our request, the USPTO agreed to conduct an additional reexamination and determined that a substantial new question of patentability issues was raised affecting claims 1-23 of the asserted patent.

On or about September 19, 2003, Irene Kieves served a complaint against us, which was filed in the Superior Court of New Jersey, Essex County alleging a violation of the New Jersey Consumer Fraud Act in connection with Universal Service Fund surcharges imposed on our long distance customers. The plaintiff is seeking certification of a class consisting of all persons who subscribed to IDT long distance service and paid any Universal Service Fund surcharge associated with such service at any time since January 1, 1998. The damages sought have not yet been quantified. On or about November 10, 2003, we filed our answer to the complaint and asserted a counterclaim for breach of contract. On or about September 28, 2004, plaintiff moved to dismiss our counterclaim.

On March 29, 2004, D. Michael Jewett (“Jewett”), a former employee whose employment we terminated less than seven months after he was first hired, filed a complaint against us in the United States District Court, District of New Jersey following his termination. The complaint alleges (i) violations of the New Jersey Anti-Racketeering Statute; (ii) violations of the New

Jersey Conscientious Employee Protection Act; (iii) violations of the New Jersey Law Against Discrimination; (iv) Common Law Defamation; and (v) New Jersey Common Law Intentional Infliction of Emotional Distress. Jewett is seeking damages of $31 million, plus attorneys’ fees. We deny the allegations contained in the complaint. We intend to contest it vigorously and we have already moved to dismiss the complaint. We have also sought sanctions against Jewett’s attorney. Jewett sent a copy of his complaint to the United States Attorney’s Office because in his complaint, Jewett alleged, among other things, that improper payments were made to foreign officials in connection with an IDT Telecom contract. As a result, the Department of Justice, the Securities and Exchange Commission and the United States Attorney in Newark, New Jersey have initiated investigations with respect to this matter. The Company and the Audit Committee of our Board of Directors also initiated independent investigations, conducted by outside counsel, regarding certain of the matters raised in the Jewett complaint and in these investigations. Neither the Company’s nor the Audit Committee’s investigation has found any evidence that we made any such improper payments to foreign officials.

Net2Phone

Four substantially similar class-action lawsuits were filed in the United States District Court, Southern District of New York on behalf of all persons who acquired Net2Phone’s stock between July 29, 1999 and December 6, 2000. Net2Phone, certain of Net2Phone’s executive officers, directors and underwriters involved in our initial public offering were named as defendants in these complaints. The complaints allege, in part, that certain underwriters of Net2Phone’s initial public offering violated federal securities laws by failing to disclose that they had solicited and received undisclosed commissions and allocated shares in Net2Phone’s initial public offering to those investors in exchange for their agreement to purchase Net2Phone shares in the after-market at pre-determined prices. The complaints also allege that, whether or not Net2Phone and the named executives were aware of the underwriters’ arrangements, Net2Phone and the named executives have statutory liability under the federal securities laws for issuing a registration statement in connection with Net2Phone’s initial public offering that failed to disclose that these allegedly undisclosed arrangements existed. The suits against Net2Phone are substantially the same as suits asserting the same allegations that have been filed against several hundred other companies that closed their initial public offerings at or about the same time that Net2Phone did. Net2Phone has entered into a settlement agreement along with the majority of other issuer defendants. The settlement agreement is subject to the court’s approval. Under the terms of the proposed settlement agreement, Net2Phone is not conceding any liability and Net2Phone will not bear any of the expenses associated with the settlement, other than legal fees it may incur.

Previously Disclosed Legal Matters that were Settled, Dismissed or Otherwise Resolved

On or about February 19, 2002, six former employees of Teligent, Inc., on behalf of themselves and other similarly situated former employees of Teligent, served a class action complaint against Teligent and us for an alleged violation of the Worker Adjustment and Retraining Notification Act. We reached a settlement with the plaintiffs which requires us to make payments in an amount not to exceed $1.3 million in the aggregate. The parties are administering the court-approved settlement.

On or about July 25, 2002, PT-1 Communications, Inc. filed a complaint against us related to the agreement between the parties for the sale of PT-1’s calling card business to us. On May 10, 2004, the parties executed a settlement agreement pursuant to which we issued to PT-1 shares of our Class B common stock valued at $14.3 million. In addition, this court-approved settlement also dismissed the complaint filed by the Continuing Creditors’ Committee of Star Telecommunications against us.

On April 15, 2003, Network Communications of Indiana filed a four-count complaint against us, Winstar Holdings, LLC and Winstar Communications, LLC seeking $8.7 million in damages related to a contract dispute. On September 30, 2004, the Court granted our motion for summary judgment in its entirety and dismissed all counts of the complaint.

On February 15, 2000, Multi-Tech Systems, Inc. filed suit against Net2Phone and other companies alleging patent infringement related to the use of software for making phone calls over the Internet. On October 31, 2002, the Court entered a consent judgment dismissing Multi-Tech’s patent infringement claims. On October 4, 2004, the Supreme Court of the United States denied Multi-Tech’s petition for a Writ of Certiorari, which exhausted all of Multi-Tech’s appellate remedies in this case.

In addition to the foregoing, we are subject to other legal proceedings that have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance in this regard, in the opinion of management, none of the legal proceedings to which we are a party, whether discussed in this Annual Report or otherwise, will have a material adverse effect on our results of operations, cash flows or our financial condition.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

	High	Low
Fiscal year ended July 31, 2003
First Quarter	$16.65	$13.80
Second Quarter	18.76	14.95
Third Quarter	16.00	13.75
Fourth Quarter	18.45	14.00
Fiscal year ended July 31, 2004
First Quarter	$19.64	$17.31
Second Quarter	$23.96	$18.10
Third Quarter	$22.74	$18.40
Fourth Quarter	$19.59	$15.55

The table below sets forth the high and low sales prices for our common stock as reported by the New York Stock Exchange for the fiscal periods indicated.

Fiscal year ended July 31, 2003
First Quarter	$18.10	$15.05
Second Quarter	20.08	15.54
Third Quarter	16.37	13.70
Fourth Quarter	18.33	13.93
Fiscal year ended July 31, 2004
First Quarter	$19.10	$17.20
Second Quarter	$23.00	$17.58
Third Quarter	$22.30	$18.26
Fourth Quarter	$18.88	$15.13

On October 1, 2004, there were approximately 393 holders of record of our Class B common stock and approximately 325 holders of record of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

We have never declared or paid any cash dividends on our common stock or Class B common stock and do not expect to pay cash dividends for the foreseeable future. Our current policy is to retain all of our earnings to finance future growth. Any future declaration of dividends will be subject to the discretion of our Board of Directors.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after July 31, 2004, and which is incorporated by reference herein.

RECENT SALES OF UNREGISTERED SECURITIES

On June 10, 2004, we issued 666,667 shares of Class B common stock to Palm Entertainment Properties as consideration for our May 2004 acquisition, through our subsidiary IDT Entertainment, of Manga Entertainment.

On June 16, 2004, we issued an additional 689 shares of Class B common stock to the stockholders of Approach Inc. as additional consideration for the acquisition of Approach, which was consummated in December 2003.

On July 22, 2004 we issued 754,617 shares of Class B common stock to PT-1 Communications in connection with the settlement of litigation. On October 4, 2004, we issued an additional 205,924 shares of Class B common stock to PT-1 Communications pursuant to the terms of the settlement agreement.

As previously disclosed in our Quarterly Report for the quarter ended October 31, 2003, we issued a warrant to Rad-Bynet Properties (1999) Ltd. as partial consideration for our acquisition of an interest in commercial property under construction. On July 14, 2004, we issued 229,001 shares of Class B common stock upon partial exercise of such warrant, and on September 1, 2004 we issued an additional 95,999 upon a further exercise of the warrant.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

This table provides information with respect to purchases by us of shares of its common stock during the fourth quarter.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchase Under the Plans or Programs (5)

June 1 - 30, 2004	344,000	$—	(2)	—

July 1 - 31, 2004	1,024,535	$—	(3)	—

August 1- 31, 2004	295,000	$—	(4)	—

Total	1,663,535	$—		—	15,000,000 shares of Class B common stock and 5,000,000 shares of common stock

(1)	We acquired shares of our common stock in exchange for a like number of shares of our Class B common stock on the dates and with respect to the number of shares set forth in the table. No consideration was paid for the shares of common stock we acquired other than the shares of Class B common stock that were issued in exchange therefor.
(2)	The closing price of our Class B common stock on June 30, 2004, the date of the exchange, was $18.44.
(3)	The closing prices of our Class B common stock, on July 6, 2004, July 20, 2004 and July 30, 2004, the dates of the exchanges, were $18.12, $16.86 and $15.75, respectively.
(4)	The closing price of our Class B common stock on August 20,2004, the date of the exchange, was $14.80.
(5)	Under our existing stock repurchase program, approved by our Board of Directors and publicly announced on December 18, 2001, we are authorized to repurchase up to 15 million shares of our Class B common stock and up to 5,000,000 shares of our common stock.

Item 6. SELECTED FINANCIAL DATA.

The selected consolidated financial data presented below for each of the fiscal years in the five-year period ended July 31, 2004 has been derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, independent registered public accounting firm. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other financial information appearing elsewhere in this Annual Report.

Fiscal Year Ended July 31 (in thousands, except per share data)	2004	2003	2002	2001	2000
Statement of Operations Data:
REVENUES:
Retail Telecommunications Services	$1,413,438	$1,233,190	$1,121,674	$816,384	$502,512
Wholesale Telecommunications Services	524,476	405,473	289,310	388,120	520,519
IDT Entertainment *	106,700	5,023	—	—	—
IDT Solutions **	71,591	87,553	79,604 **	—	—
Voice over IP ***	77,962	80,769	71,857	—	56,075
IDT Capital *	22,738	22,539	21,349	26,446	14,806

TOTAL REVENUES	2,216,905	1,834,547	1,583,794	1,230,950	1,093,912

COSTS AND EXPENSES:
Direct cost of revenues (exclusive of depreciation and amortization)	1,679,153	1,409,465	1,214,802	1,066,845	918,257
Selling, general and administrative	492,103	421,829	451,476	334,025	342,717
Depreciation and amortization	99,868	89,309	83,916	60,351	48,564
Settlement of litigation	—	(58,034)	—	—	—
Non-cash compensation (all of which is attributable to selling, general and administrative)	9,492	32,286	16,440	3,082	985
Restructuring and impairment charges	58,220	13,312	257,501	199,357	—

TOTAL COSTS AND EXPENSES	2,338,836	1,908,167	2,024,135	1,663,660	1,310,523

Loss from operations	(121,931)	(73,620)	(440,341)	(432,710)	(216,611)
Interest income (expense), net	22,315	26,095	24,174	52,768	7,231
Other income (expense):
Equity in loss of affiliates ***	—	(4,425)	(2,226)	(75,066)	(6,289)
Gain on sale of subsidiary stock ****	9,418	22,422	—	1,037,726	350,344
Arbitration award	21,618	—	—	—	—
Investment and other income (expense), net	16,767	(15,327)	(13,754)	164,762	258,218
Minority interests	(34,317)	(43,035)	151,436	5,726	59,336
(Provision for) benefit from income taxes	(9,581)	70,373	124,345	(209,395)	(218,403)
Extraordinary loss on retirement of debt, net of income taxes	—	—	—	—	(2,976)
Cumulative effect of accounting change, net of income taxes	—	—	(146,983)	—	—

NET INCOME (LOSS)	$(95,711)	$(17,517)	$(303,349)	$532,359	$230,850

Net income (loss) per share:
Basic	$(1.09)	$(0.22)	$(4.04)	$7.79	$3.30

Diluted	$(1.09)	$(0.22)	$(4.04)	$7.12	$3.07

Weighted average number of shares used in calculation of earnings per share:
Basic	87,920	80,176	75,108	68,301	69,933

Diluted	87,920	80,176	75,108	74,786	75,239

BALANCE SHEET DATA:
Cash and cash equivalents, marketable securities, and restricted cash and marketable securities	$1,061,927	$1,043,779	$1,118,670	$1,094,560	$393,039
Working capital	805,044	753,966	857,484	915,393	347,930

TOTAL ASSETS	1,874,357	1,732,342	1,777,662	1,881,589	1,219,055

Long-term debt consisting of capital lease obligations — long-term portion	31,810	45,084	48,068	50,179	43,940

TOTAL STOCKHOLDERS’ EQUITY	991,233	897,527	869,770	1,076,236	468,188

* Effective fiscal 2004, we created a new reportable business segment, IDT Entertainment, to report the results of our animation and entertainment-related businesses. Prior to fiscal 2004, results for the assets and businesses that now constitute IDT Entertainment were consolidated with the IDT Capital segment results. To the extent possible, comparative historical results for IDT Entertainment and IDT Capital have been reclassified to conform to the current business segment presentation, although these results may not be indicative of the results that would have been achieved had the revised business segment structure been in effect during those periods. IDT Capital was formerly known as IDT Menlo Park and, before that, IDT Media.

** Since the acquisition of the Winstar assets by our subsidiary, Winstar Holdings (through which the IDT Solutions segment operates), in December 2001.

*** As a result of the sale of our majority stake in Net2Phone (our “Voice over IP” segment) to AT&T on August 11, 2000, we did not consolidate Net2Phone results in fiscal 2001. Therefore, we did not have any Voice over IP revenues and operating activities during fiscal 2001. Rather, we accounted for our investment in Net2Phone in fiscal 2001 under the equity method of accounting, with our pro-rata share of Net2Phone losses being recorded in “Equity in Loss of Affiliates.” Effective October 23, 2001, we reconsolidated our investment in Net2Phone. See note 2 to our consolidated financial statements included elsewhere in this Annual Report.

**** Consists of gains as a result of the Net2Phone common stock offering in fiscal 2004, our sale, to Liberty Media, of 5.6% of our subsidiary that operated our entertainment and media businesses in fiscal 2003 and gains on sales of Net2Phone Class A common stock in fiscal 2001 and fiscal 2000.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends” and similar words and phrases. Such forward-looking statements include, among other things, our plans to expand our calling card business, continue the rollout of our consumer phone services, enter new geographic markets, develop additional products and services, release proprietary entertainment content and manage the reorganization of IDT Solutions . Such forward-looking statements also include our expectations concerning factors affecting the markets for our products, such as changes in the U.S. and the international regulatory environment and the demand for telecommunications products and services. Actual results could differ from those projected in any forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” in Item 1 of this Annual Report. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Annual Report.

The forward-looking statements are made as of the date of this Annual Report, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, including our reports on Forms 10-Q and 8-K.

Overview

General

We are a multinational telecommunications and entertainment company. Our primary telecommunications offerings are prepaid debit and rechargeable calling cards, wholesale carrier services and consumer local and long distance phone services. Our entertainment business is comprised of complementary operations and investments that enable us to acquire, develop, finance and produce animated entertainment programming and to distribute filmed entertainment content to the mass market. We also operate various media-related businesses including brochure distribution and radio operations.

We conduct our operations primarily through four operating subsidiaries: (i) IDT Telecom, which comprises our retail telecommunications services and wholesale telecommunications services segments; (ii) IDT Entertainment, which comprises our animation and entertainment businesses segment (iii) Net2Phone, which comprises our Voice over IP segment; and (iv) IDT Capital, which comprises our brochure distribution and radio operation business segment. We also have a fifth business segment, Winstar Holdings, which comprises our IDT Solutions segment. In May 2003, we announced a reorganization of this business segment. Once this reorganization is complete, IDT Solutions will no longer provide retail switched communications services to retail customers.

We generated total revenues of $2.217 billion, $1.835 billion and $1.584 billion in fiscal 2004, fiscal 2003 and fiscal 2002, respectively. Our losses from operations were $121.9 million, $73.6 million and $440.3 million in fiscal 2004, fiscal 2003 and fiscal 2002, respectively. Included in our losses from operations are restructuring and impairment charges of $58.2 million, $13.3 million and $257.5 million in fiscal 2004, fiscal 2003 and fiscal 2002, respectively. Also included in loss from operations for fiscal 2003 is a $58.0 million gain on settlement of litigation by Net2Phone. Minutes of use from IDT Telecom’s businesses (excluding consumer phone services, which are not carried over our own network) have grown to 20.456 billion in fiscal 2004 from 16.460 billion minutes in fiscal 2003 and 11.776 billion minutes in fiscal 2002.

Outlook

Since our inception, we have derived the majority of our revenues from IDT Telecom’s businesses, consisting primarily of our Retail Telecommunications Services segment, which markets prepaid and rechargeable calling cards and consumer phone services, and our Wholesale Telecommunications Services segment, which markets wholesale carrier services. These businesses have accounted for the bulk of our operating expenses as well (excluding restructuring and impairment charges). In fiscal 2004, IDT Telecom’s revenues accounted for 87.4% of our total revenues, compared to 89.3% in fiscal 2003 and 89.1% in fiscal 2002.

Within IDT Telecom’s business, we have experienced a shift in mix between our Retail Telecommunications Services and our Wholesale Telecommunications Services revenues. In fiscal 2004, IDT Telecom’s Retail Telecommunications Services revenues accounted for 72.9% of its total revenues, compared to 75.3% in fiscal 2003 and 79.5% in fiscal 2002. This shift in revenue mix is primarily attributable to a significant growth in wholesale carrier revenues, which outweighed the more modest increase in retail revenues, which were driven by the continued rollout of America Unlimited, our bundled local and long distance service plan, and the introduction during the second half of the year of several new, aggressively priced calling cards.

In fiscal 2005, we anticipate continued revenue growth in both our Retail Telecommunications Services and Wholesale Telecommunications Services segments. We anticipate that the growth in our retail business will be driven by the continued roll out of our America Unlimited bundled local and domestic long distance service plan, continued growth in our non-U.S. calling card businesses and anticipated growth in our prepaid solutions business. We believe that the Retail Telecommunications Services segment will continue to account for 70% to 80% of IDT Telecom’s total revenues for fiscal 2005.

The worldwide telecommunications industry has been characterized in recent years by excess network capacity, which has led to intense price competition, resulting in a significant decline in both our average per-minute price realizations and our average per-minute termination costs. During fiscal 2004, our average price realization was $0.0815 per minute, down 8.2% from $0.0888 per minute in fiscal 2003, while our average per-minute termination cost dropped 6.8% to $0.0699 in fiscal 2004, from $0.0750 in fiscal 2003. Average price realization represents the average revenue per minute we recognize on the minutes that we sell within our retail and wholesale segments (excluding minutes of use related to our consumer phone services, which are not carried over our own network). Our average termination cost per minute represents our average direct cost of revenues per minute that we buy in order to terminate calls related to our retail and wholesale segments. These costs exclude minutes of use for our consumer phone service business, which are not carried over our network.

The lower price environment has led some of our competitors to de-emphasize their wholesale carrier operations and prepaid calling card services in order to focus on higher margin retail telecommunications businesses such as consumer phone services. In addition, many of our competitors in both of these market segments have exited these businesses. This has helped us gain some market share, particularly in the retail calling card business. However, in both the retail services and wholesale carrier businesses, our remaining competitors, although fewer in number, have continued to aggressively price their services. This has led to continued erosion in pricing power, both in our retail and wholesale markets, and we have generally had to pass along our per-minute cost savings to our customers, in the form of lower prices. Therefore, although IDT Telecom’s minutes of use have been increasing substantially, IDT Telecom’s revenues have increased at a much slower rate. Although we do not anticipate that our per-minute price realizations will continue to drop at the same rate as in fiscal 2004, we do expect to see some further price declines in fiscal 2005, as the markets in which we compete have generally remained competitive.

We have also developed various new businesses within our IDT Entertainment segment, which generated revenues of $106.7 million in fiscal 2004. As a result of the acquisition of Anchor Bay Entertainment and Mainframe Entertainment in December 2003, DKP Effects in March 2004, and Manga Entertainment in June 2004, IDT Entertainment reported substantial revenue growth over fiscal 2003. We expect to report continued revenue growth in fiscal 2005, as the results of the fiscal 2004 acquisitions will be consolidated with our results for the full year in fiscal 2005. We also anticipate that IDT Entertainment will continue to incur significant costs related to its existing and other new businesses. In fiscal 2006, in addition to ongoing contract and distribution activities, IDT Entertainment expects to bring several of its own projects to market.

We have also developed various new businesses within our IDT Capital segment, which generated revenues of $22.7 million in fiscal 2004. During fiscal 2004, IDT Capital incurred $21.2 million in operating losses. We anticipate that IDT Capital will continue to incur significant costs relating to its existing and other new businesses. The timing and magnitude of further revenues and/or operating profits from these new businesses remains uncertain.

On May 12, 2004, we announced a reorganization of Winstar Communications, LLC, (primarily marketed commercially under the IDT Solutions name) which entails a substantial de-emphasis of IDT Solutions’ CLEC business, by ceasing the provision of retail switched communications services to commercial customers. The division currently provides service only to select governmental customers in 14 markets. IDT Solutions is exploring various options to redirect its assets towards providing private line services, wholesale services, spectrum leasing and backhaul services, to government customers, integrated services providers to government customers, cable companies and other telecommunications companies, including both fixed line and mobile carriers.

Our Voice over IP segment (formerly referred to as our Internet Telephony segment), consisting primarily of our interest in Net2Phone, provides cable operators with a solution through which they can offer their cable subscribers residential phone services. Net2Phone expects their cable telephony business to represent an increasing portion of their revenue in future years. In addition, Net2Phone expects to incur significant costs and capital expenditures to fund the expected growth of this business.

Revenues

During fiscal 2004, we continued to grow our telecommunications businesses, with revenues from IDT Telecom operations increasing to $1,937.9 million from $1,638.7 million during fiscal 2003. IDT Telecom’s revenues as a percentage of total revenues were 87.4% in fiscal 2004, down from 89.3% in fiscal 2003. The decrease in IDT Telecom’s revenues as a percentage of our total revenues is primarily due to the growth of IDT Entertainment, which now accounts for a more significant portion of total IDT revenues. IDT Telecom derives its revenues primarily from the following activities:

•	Retail Telecommunications Services, including:
•	domestic and international prepaid, rechargeable and prepaid solutions calling cards; and
•	consumer phone services to individuals and businesses; and
•	Wholesale Telecommunications Services provided to other long distance carriers.

In order to further enhance the services offered to our consumer phone services customers and continue to grow our customer base, beginning in August 2003, we entered the local calling business with the introduction of a residential bundled phone service including unlimited local, regional and long distance calling for $39.95 per month, plus taxes and other surcharges. We currently offer local service in 13 states and plan to offer service in over 20 states by the end of fiscal 2005. Before entering any state we will weigh the potential revenue versus the necessary marketing costs we will have to incur in launching the service.

Through our subsidiary, Corbina Telecom, a licensed full service telecommunications operator, we offer a broad range of services throughout the 24 largest industrial areas in the rapidly growing Russian market. Such services include fixed line telephony for domestic and long-distance voice, VoIP, lease line services, wholesale carrier services, Internet access (dial-up and broadband) and VPN. Corbina owns its own telecommunications network with over 700 kilometers of optic fiber in Moscow alone. It is also the first and only virtual cellular operator in Russia, selling under its own brand, the services of the 2nd largest cellular operator in Russia. Revenues generated by Corbina in fiscal 2004 were $46.2 million, an increase of 84.2% from $25.0 million in fiscal 2003. Corbina constituted 2.4% of IDT Telecom’s total revenues during fiscal 2004.

We generate revenues from the sale of our prepaid calling cards, selling them to distributors at a discount to their face values of different denominations, and recording the sales as deferred revenues. These deferred revenues are recognized when telecommunications services are provided, administrative fees are imposed, or no further obligations exist with respect to a calling card.

In fiscal 2002, IDT established its prepaid solutions group, which markets specially branded cards to national retailers, and to companies seeking to use them as promotional items. We also offer rechargeable calling cards, marketed primarily to business travelers. These cards can be automatically recharged using a credit card number provided by the customer at the time of sale.

On November 11, 2003, we announced the formation of IDT Entertainment, Inc. as a separate division. It includes the animation and entertainment businesses that had been part of IDT Capital. As a result of the acquisition of Anchor Bay Entertainment, consummated December 11, 2003, IDT Entertainment became a significant contributor to IDT’s revenue stream, with revenues of $106.7 million in fiscal 2004, representing 4.8% of our total consolidated revenue. We own approximately 91.9% of IDT Entertainment, with the remainder held by Liberty Media and certain members of management of DPS.

IDT Entertainment currently generates revenues primarily from the distribution and sale of filmed entertainment on videos and DVDs, and from fee-for-hire production services for animated content for television and direct-to-video/DVD products. We are working on several proprietary products and expect to generate revenues from their products after they are released. Our IDT Capital segment is comprised of two primary business lines: brochure distribution and radio operation. In November 2003, IDT Capital’s animation business was transferred to our new subsidiary, IDT Entertainment. As currently structured, IDT Capital generates revenues through:

•	the distribution of brochures on behalf of clients in the entertainment, tourism and travel industries; and

•	the sale of advertising on our radio station.

Our IDT Capital segment generated revenues of $22.7 million in fiscal 2004, representing 1.0% of our total consolidated revenue.

Our IDT Solutions segment generated revenues of $71.6 million in fiscal 2004, representing 3.2% of our total consolidated revenue. IDT Solutions generates revenues through the provision of telephony and broadband services to commercial and governmental customers. As noted above, we announced a restructuring of IDT Solutions, which, once it its complete, will result in the termination of the services currently provided by IDT Solutions.

Our Voice over IP segment, consisting primarily of Net2Phone, generated revenues of $78.0 million in fiscal 2004, representing 3.5% of our total consolidated revenue. Net2Phone generates revenues through the sale of discounted communication services using VoIP technologies. Net2Phone has also recently begun offering cable operators a platform through which they can offer their cable subscribers residential phone service.

Concentration of Customers

Our most significant customers consist of either distributors of IDT Telecom’s calling cards or long distance carriers to whom IDT Telecom provides wholesale telecommunications services. While they may vary from quarter to quarter, our five largest customers accounted for 13.8% of total consolidated revenues in fiscal 2004, down from 14.5% in fiscal 2003. This concentration of revenues increases our risk associated with nonpayment by customers. Thus, in an effort to reduce our risk, we perform ongoing credit evaluations of our significant retail and wholesale carrier customers, and in some cases, do not offer credit terms to customers, choosing instead to demand prepayment. Historically, when we have issued credit, we have not required collateral to support trade accounts receivable from our customers. In light of the deteriorating credit quality of some of its customers, IDT Telecom has been imposing stricter credit restrictions on some customers. In some cases, this has resulted in IDT Telecom sharply curtailing, or ceasing completely, sales to certain customers. IDT Telecom also attempts to mitigate its financial exposure with certain wholesale carriers by offsetting trade accounts receivable from these wholesale customers with trade accounts payable due to them for purchases of telecommunications services (including both termination and connectivity). In this way, IDT Telecom can continue to sell services to these wholesale customers, while maintaining a net unrisked position, in terms of receivables and payables. We often attempt to mitigate the credit risk related to financially challenged customers by also buying services from them in order to create the offset opportunity and reduce our net receivable exposure risk.

Costs and Expenses

Direct cost of revenues for IDT Telecom’s services consist primarily of three major categories:

•	termination costs;
•	network costs; and
•	toll-free costs.

Termination costs represent costs associated with the transmission and termination of international and domestic long distance services, and consist mainly of amounts paid to other long distance carriers to carry our traffic and fees paid to RBOC’s related to our bundled services. Historically, this expense has primarily been variable, with a price paid on a per-minute basis. Even on a per-minute basis, this cost tends to fluctuate frequently. These costs dropped significantly during fiscal 2004, reflecting the decline in prices in the long distance sector.

Network costs are fixed for a range of minutes of use, and include customer/carrier interconnect charges and leased fiber circuit charges. Local circuits are generally leased for a 12 to 24 month term, while long haul circuits generally are leased for longer terms. Although these are not purely variable costs, where the cost increases for each additional minute carried on our suppliers’ networks, a general growth in minutes will result in incrementally higher network costs as more circuits are added to interconnect with customers or carriers, and more circuits are leased to expand the size of our network. IDT Telecom’s costs on a per-circuit basis have been dropping due to the current abundance of supply of both local and long-haul fiber in the United States and Europe, as well as transatlantic fiber. In fiscal 2005, we anticipate that IDT Telecom’s network costs will increase in absolute dollar terms as IDT Telecom adds more circuits to accommodate its anticipated growth of telecommunications traffic. On a per-minute basis, however, we anticipate that IDT Telecom will be able to lower these costs further as it replaces circuits with expiring contracts with lower-priced circuits.

Toll-free costs are variable costs paid to providers of toll-free services, used primarily by our calling card customers to access our Enhanced Services platform. On a per-minute basis, these costs dropped 38.0% to $0.0067 in fiscal 2004, from $0.011 in fiscal 2003, reflecting lower rates from IDT Telecom’s suppliers and more efficient routing by IDT Telecom of these minutes as it uses its least-cost-routing platform. In fiscal 2005, we anticipate higher toll-free costs in absolute dollar terms, reflecting an anticipated increase in toll-free minutes arising from an increase in our calling card sales.

Going forward, we believe that IDT Telecom’s gross margins will be dictated in large part by the relative changes in termination costs paid to its vendors and per-minute prices paid by its customers. During fiscal 2004, IDT Telecom’s per-minute costs for terminating traffic decreased at a slower rate than our per-minute price realizations. This decrease led to margin declines in our wholesale Telecom business during fiscal 2004, to 10.9%, from 11.2% in fiscal 2003. It is possible that, during fiscal 2005, our price realizations may continue to decrease at a faster rate than will our per-minute termination costs, resulting in further gross margin declines. In our retail telecom business we experienced an increase in our gross margins to 27.5% in fiscal 2004 from 26.5% in fiscal 2003, due to a shift in the mix of retail revenues towards higher-margin consumer phone services, coupled with an increase in calling card gross margins from 22.2% in fiscal 2003 to 23.1% in fiscal 2004. The improvement in calling card gross margins primarily reflects the strong gross margins we recorded during our fiscal second quarter, during which we raised rates on many of our key cards, in an attempt to increase profitability. Generally speaking, during any given fiscal year, our calling card business, particularly in the United States, experiences gross margin fluctuations, based upon whether the business is in “investment” mode — where we introduce new, aggressively-priced, lower-margin cards in an attempt to break into new markets or to gain market share in existing markets — or in “harvest” mode, where we raise rates on many cards — even at the expense of minutes volumes — in order to improve margins. Calling card revenues, although largely driven by whether the business is in investment or harvest mode, also tend to be somewhat seasonal, with the second fiscal quarter (which contains Christmas and New Year’s) and the fourth fiscal quarter (which contains Mother’s Day and Father’s Day), typically showing higher minutes volumes.

Selling expenses in our telecom segments consist primarily of sales commissions paid to internal salespersons and advertising costs, which are the primary costs associated with the acquisition of customers. These costs increased significantly in our retail telecommunications segment in fiscal 2004, due to the rollout of our America Unlimited bundled local and long distance calling service. General and administrative expenses include salaries, benefits, professional fees, rent and other administrative costs. These costs have increased in recent fiscal years due to the development and expansion of our operations and corporate infrastructure. As we continue to expand both the scale and geographic scope of our telecommunications activities, and continue to incur expenditures related to new business ventures that are beyond the scope of our existing core businesses, we anticipate that selling, general and administrative expenses will continue to increase.

IDT Entertainment and IDT Capital’s revenues are generally associated with higher selling, general and administrative expenses than are our telecommunications revenues. Within IDT Telecom’s operations, retail revenues (calling card and consumer phone services) generally have higher selling, general and administrative expenses associated with them than do wholesale carrier services. Within IDT Telecom’s retail telecommunications businesses, revenues from the consumer phone services business are generally associated with higher selling, general and administrative expenses than are revenues from calling card sales, due primarily to the relatively large marketing expenses incurred in the acquisition of new consumer phone services customers. With consumer phone services expected to account for a larger proportion of IDT Telecom’s revenues, and with IDT Entertainment’s businesses expected to exhibit faster revenue growth than IDT Telecom’s businesses, we anticipate that our selling, general and administrative expenses will increase as a percentage of total revenues.

IDT Solutions’ direct costs are predominantly fixed in nature, and consist primarily of two components: (i) connectivity for the network backbone, including both local and long haul circuits, and (ii) lease payments for the network of buildings, including customer sites, hub sites and switch sites.

Net2Phone’s direct costs consists primarily of network costs associated with carrying its customers’ traffic on its network, and routing their calls through a local telephone company to reach their final destination. It also includes the cost of purchasing, storing and shipping VoIP devices.

Capital Markets Activities

Under our existing stock repurchase program, our Board of Directors has authorized the repurchase of up to 15 million shares of our Class B common stock and up to 5 million shares of our common stock. We have not repurchased any shares under the existing share repurchase program to date.

During fiscal 2004, through a series of transactions, we exchanged an aggregate of 1.9 million shares of our Class B common stock held in treasury for an equal number of shares of our common stock, which were held by individual investors. In addition, during fiscal 2004, through a series of transactions, we exchanged an aggregate of 1.0 million shares of newly issued IDT Class B common stock for an equal number of shares of our common stock, which were held by individual investors. As of July 31, 2004, we held 5.9 million shares of our common stock and 1.6 million shares of our Class B common stock in treasury.

In November 2003, Net2Phone issued additional shares through an underwritten common stock offering. The offering, which was priced at $4.50 per share, included 11.5 million shares issued to the public, and an aggregate of 2.5 million shares purchased by IDT and Liberty Media. Net2Phone received net proceeds of $58.6 million from the offering (of which $5.6 million was paid by IDT). Net2Phone used and intends to use the net proceeds for general corporate purposes, capital expenditures, and working capital, including funding its cable and other broadband telephony business.

Critical Accounting Policies

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Management continually evaluates its estimates and judgments including those related to revenue recognition, cost recognition, allowance for doubtful accounts, goodwill and valuation of long-lived assets and intangible assets. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that of our significant accounting policies, the following may involve a higher degree of judgment (see Note 1 to the consolidated financial statements for a complete discussion of our significant accounting policies).

Revenue Recognition

Traditional voice and Voice over IP (VoIP) telephony services sold by IDT Telecom and Net2Phone are generally recognized as revenue when services are provided, primarily on a per usage basis and/or a per monthly fee. Revenues derived from sales of calling cards is deferred upon sale of the cards. These deferred revenues are recognized when call usage of the cards occur, administrative fees are imposed, or no further obligations exist with respect to a calling card. Revenues from high-speed Internet and data services and local and long-distance voice services at IDT Solutions are recognized when services are provided. Net2Phone’s per subscriber activation fees which are invoiced based on contracted service commitment levels, are collected when invoiced and revenue is deferred and recognized over the remaining life of the service agreement.

Revenues generated by IDT Entertainment relating to proprietary programs is recognized in accordance with Statement of Position (SOP) 00-02 Accounting by Producers of Distributors of Films as such programs are exploited in the markets in which we have retained ownership rights, typically upon the receipt of statements from our licensees. In the event that a licensee pays us a nonrefundable minimum guarantee at the beginning of a license term, we will record this amount as revenue when all of the criteria for recognition pursuant to SOP 00-02 is met.

Revenues generated by IDT Entertainment relating to fee-for-hire productions is recognized in accordance with SOP 81-1 Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts. Revenues from fixed-price contracts are recognized on the percentage of completion method, measured by actual cost incurred to date versus an estimate of the remaining costs to complete each production. This method is used because management considers estimated costs to complete to be the best available measure of progress on these contracts.

Revenues generated by IDT Entertainment relating to video distribution activities are recognized upon the estimated receipt of the product by the customer.

Cost Recognition

Direct cost of revenues at IDT Telecom and Net2Phone consist primarily of termination costs, toll-free and payphone costs, and network costs — including customer/carrier interconnect charges and leased fiber circuit charges. Direct cost of revenues at IDT Solutions also includes connectivity costs relating to its fixed wireless network backbone and leased property costs relating to its network of buildings, hubs and switches. Direct cost of revenues excludes depreciation and amortization expense.

Direct cost of revenues at IDT Entertainment consist primarily of production labor costs, direct product costs, postage, shipping and royalty expenses. Costs incurred on proprietary programs such as the acquisition of story rights, the development of stories, production labor and allocable overhead are capitalized as film costs. Film costs are stated at the lower of unamortized cost or fair value. Film costs for each proprietary program are amortized based on the proportion that current revenues from that proprietary program bear to an estimate of the total revenues (ultimate revenues) expected to be realized from such program. Costs incurred in connection with fee-for-hire productions are capitalized and subsequently amortized to cost of revenues at the time revenue is recognized. If the costs of a production is expected to exceed the corresponding anticipated revenue stream, then all costs incurred in excess of this revenue stream is expensed to cost of revenues when incurred.

Film libraries generally include the unamortized cost of completed theatrical films and television series, theatrical films and television series in production, and film rights acquired for the home video market. Film libraries are amortized, based on the proportion that current revenues from the films bear to an estimate of total revenues anticipated from all markets. Ultimate revenue estimates range from 3 to 15 years depending on the nature and type of the property. These estimates are revised periodically and losses, if any, are written down in full.

Exploitation costs are expensed to selling, general and administrative costs as incurred.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses which result from the inability of our customers to make required payments. We base our allowances on our determination of the likelihood of recoverability of trade accounts receivable based on past experience and current collection trends that are expected to continue. In addition, we perform ongoing credit evaluations of our significant retail and wholesale carrier customers, but historically we have not required collateral to support trade accounts receivable from our customers. In light of the deteriorating credit quality of some of our customers, however, IDT Telecom has been imposing stricter credit restrictions on some customers. In some cases, this has resulted in IDT Telecom sharply curtailing or completely ceasing sales to them. IDT Telecom also attempts to mitigate its financial exposure with certain wholesale carriers by offsetting trade accounts receivable from these wholesale customers with trade accounts payable due to them for purchases of telecommunications services (including both minutes termination and connectivity). In this way, IDT Telecom can continue to sell services to these wholesale customers, while maintaining a net unrisked position, in terms of receivables and payables. In addition, IDT Telecom has recently experienced increased bad debt expense as a result of our continued roll-out of the America Unlimited bundled product. As a result, IDT Telecom has imposed stricter credit restrictions on retail customers, required credit card billings for lower credit score customers, and has begun the retraining of collection service representatives.

Goodwill

Effective August 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests, performed at least annually, in accordance with SFAS No. 142. Other intangible assets continue to be amortized over their useful lives.

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

During fiscal 2004, IDT Capital impaired $3.3 million of goodwill relating to its syndicate radio network business.

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

Accounting Treatment of Net2Phone

During fiscal 2001 and through October 23, 2001, we accounted for our ownership interest in Net2Phone under the equity method. On October 23, 2001, NTOP Holdings was formed and soon thereafter each of AT&T and us contributed our minority stakes in Net2Phone into NTOP Holdings. Liberty Media then acquired a substantial portion of NTOP Holdings’ units from AT&T. The Net2Phone shares held by NTOP Holdings represent a majority voting stake in Net2Phone. We have the right to appoint the entire board of managers (including one nominee of Liberty Media) of NTOP Holdings. The board of managers direct the voting of all Net2Phone shares held by NTOP Holdings, thereby giving us effective control over the voting of the Net2Phone shares (but not their disposition, which requires consent of the members) held by NTOP Holdings. Accordingly, we consolidated Net2Phone effective October 23, 2001.

AT&T received 29 Class A units of the LLC, and the rights to put six of these units to IDT and 23 of these units to Liberty Media after one year. On October 29, 2002, AT&T exercised its put rights and sold all of its Class A units to IDT and Liberty Media for a nominal amount. As a result of this transaction, AT&T is no longer a member of NTOP Holdings.

Each owner of NTOP Holdings had the unilateral right, effective January 1, 2004, to cause the immediate liquidation of NTOP Holdings. Effective December 30, 2003, the members of NTOP Holdings, consisting Liberty Media and us, entered into a right of first offer agreement and agreed to the postponement of the effective date of the liquidation rights to December 1, 2004. In addition, the right of first offer agreement granted each of the members of NTOP Holdings reciprocal rights of first offer with respect to their membership interests in NTOP Holdings on or after December 1, 2004. Accordingly, unless a new arrangement is reached, our ability to control the voting power of Net2Phone will terminate on December 1, 2004, the effective date of the liquidation rights. As such, we expect to continue to consolidate Net2Phone’s results through December 1, 2004, and, unless changes to the control provisions of the NTOP Holdings agreement are made or other transactions are entered into that affect our control of Net2Phone, we expect to change to the equity method effective as of that date, to account for our minority stake ownership interest in Net2Phone.

As of July 31, 2004, NTOP Holdings held an aggregate of 28.9 million shares of Net2Phone’s Class A common stock. In addition, as of July 31, 2004, we held 1.5 million shares of Net2Phone’s common stock directly. As of July 31, 2004 and 2003, our effective equity investment in Net2Phone (both through NTOP Holdings and directly) was approximately 17.6% and 21.2%, respectively. Accordingly, in the accompanying consolidated financial statements, during the years ended July 31, 2004 and 2003, we reversed in minority interests the share of Net2Phone’s net income (loss) attributable to the remaining shareholders of Net2Phone.

Telecommunication Services Agreement with Net2Phone

On October 29, 2003, we entered into a binding memorandum of understanding with Net2Phone, which requires Net2Phone to issue 6.9 million shares of Net2Phone Class A common stock to us at the time the parties execute definitive telecommunications services and related agreements. Once issued, the shares will be held in escrow to secure our performance obligations under the agreements and will be released to us in equal annual installments over five years, with the first release scheduled for October 29, 2004 or the date definitive agreements are signed, whichever is later. No definitive agreements have been executed as of October 14, 2004. The parties’ efforts to establish detailed terms and conditions continue. The release of these 6.9 million shares will increase IDT’s aggregate equity investment and voting power of Net2Phone.

Results of Operations

The following table sets forth the percentages represented by certain items in our statements of operations (revenues and costs and expenses are presented net of intercompany transactions):

Year ended July 31,	2004	2003	2002
REVENUES:
Retail Telecommunications Services:
Domestic and international prepaid and rechargeable calling cards	53.7%	58.9%	63.9%
Consumer phone services	10.1	8.3	7.0
Wholesale Telecommunications Services	23.7	22.1	18.3
IDT Entertainment *	4.8	0.3	—
IDT Solutions **	3.2	4.8	5.0
Voice over IP ***	3.5	4.4	4.5
IDT Capital *	1.0	1.2	1.3

	100.0	100.0	100.0
COSTS AND EXPENSES:
Direct cost of revenues (exclusive of depreciation and amortization)	75.7	76.8	76.7
Selling, general and administrative	22.2	23.0	28.5
Depreciation and amortization	4.5	4.9	5.3
Settlement of litigation	—	(3.2)	—
Non-cash compensation (all of which is attributable to selling, general and administrative)	0.4	1.8	1.0
Restructuring and impairment charges	2.6	0.7	16.3

TOTAL COSTS AND EXPENSES	105.4	104.0	127.8

LOSS FROM OPERATIONS	(5.4)	(4.0)	(27.8)
Interest income, net	1.0	1.4	1.5
Other income (expense):
Equity in loss of affiliates	—	(0.2)	(0.1)
Arbitration award	1.0	—	—
Gain on sale of subsidiary stock ****	0.4	1.2	0.0
Investment and other income (expense), net	0.8	(0.8)	(0.9)

LOSS BEFORE MINORITY INTERESTS, INCOME TAXES, AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(2.2)%	(2.4)%	(27.3)%

* Effective fiscal 2004, we created a new reportable business segment, IDT Entertainment, to report the results of our animation and entertainment-related businesses. Prior to fiscal 2004, results for the assets and businesses that now constitute IDT Entertainment were consolidated with the IDT Capital segment results. To the extent possible, comparative historical results for IDT Entertainment and IDT Capital have been reclassified to conform to the current business segment presentation, although these results may not be indicative of the results which would have been achieved had the revised business segment structure been in effect during those periods.

** Since the acquisition of the Winstar assets by our subsidiary, Winstar Holdings (through which the IDT Solutions segment operates), in December 2001.

*** The Voice over IP business segment reflects the results of Net2Phone, a provider of VoIP telephony products and services and of cable telephony services.

**** Consists of gains recorded by us as a result of Net2Phone’s common stock offering in fiscal 2004 and sale, to Liberty Media, of 5.6% of our IDT Media, Inc. subsidiary, which held our entertainment and media holdings in fiscal 2003.

Year Ended July 31, 2004 Compared to Year Ended July 31, 2003

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, certain income and expense items are properly not reflected in the operating business segments discussions, but are only reflected in our Consolidated discussion.

Effective fiscal 2004, we created a new reportable business segment, IDT Entertainment, to report the results of our animation and entertainment-related businesses. Prior to fiscal 2004, results for the assets and businesses that now constitute IDT Entertainment were consolidated with IDT Capital (formerly referred to as our IDT Menlo Park and, before that, IDT Media segment). To the extent possible, comparative historical results for IDT Entertainment and IDT Capital have been reclassified to conform to the current business segment presentation, although these results may not be indicative of the results that would have been achieved had the revised business segment structure been in effect during those periods.

Consolidated

Revenues.  Our revenues increased 20.8%, from $1,834.5 million in fiscal 2003 to $2,216.9 million in fiscal 2004. The increase in our consolidated revenues is mainly due to an 18.3% increase in IDT Telecom revenues as well as the inclusion of revenues from companies acquired by IDT Entertainment in fiscal 2004. The growth in IDT Telecom revenues primarily resulted from a 24.2% growth in minutes of use (excluding minutes related to our consumer phone services business, which are not carried over our own network), from 16.460 billion in fiscal 2003 to 20.456 billion in fiscal 2004, which outweighed the effect of a decline in the average revenue per-minute.

Direct Cost of Revenues.  Direct cost of revenues increased 19.1%, from $1,409.5 million in fiscal 2003 to $1,679.2 million in fiscal 2004. The increase is due primarily to the growth in our telecommunications minutes of use and the inclusion of cost of revenues from companies acquired by IDT Entertainment in fiscal 2004. As a percentage of total revenues, direct costs decreased from 76.8% in fiscal 2003 to 75.7% in fiscal 2004. This decrease in direct costs as a percentage of total revenues is due to a shift in the consolidated revenue mix toward higher margin revenues, as well as improved margins at both the IDT Telecom and IDT Entertainment segments, as described below.

Selling, General and Administrative.  Selling, general and administrative expenses increased 16.7%, from $421.8 million in fiscal 2003 to $492.1 million in fiscal 2004. This increase is primarily due to the inclusion of selling, general and administrative expenses from companies acquired by IDT Entertainment in fiscal 2004, the increase in costs to support the expanded operations of IDT Entertainment and the higher marketing and advertising costs, customer support costs and higher bad debt expense resulting from the roll out of America Unlimited, our bundled local and long distance service plan. As a percentage of total revenues, selling, general and administrative expenses decreased from 23.0% in fiscal 2003 to 22.2% in fiscal 2004, as revenues grew at a faster rate than did selling, general and administrative expenses.

Depreciation and Amortization.  Depreciation and amortization expense increased 11.9%, from $89.3 million in fiscal 2003 to $99.9 million in fiscal 2004. The increase is primarily due to our higher fixed asset base during fiscal 2004, reflecting the expansion of our telecommunications network infrastructure and facilities, and the inclusion of depreciation and amortization from companies acquired by IDT Entertainment in fiscal 2004. As a percentage of revenues, depreciation and amortization expense decreased from 4.9% in fiscal 2003 to 4.5% in fiscal 2004, as revenues grew at a faster rate than did depreciation and amortization.

Settlement of Litigation.  We recognized a $58.0 million gain on settlement by Net2Phone of litigation during fiscal 2003, as further discussed below under the heading “Voice over IP Segment”.

Non-cash Compensation.  Non-cash compensation charges were $32.3 million in fiscal 2003 compared to $9.5 million in fiscal 2004. Refer to the respective segment sections for a discussion on non-cash compensation charges.

Restructuring and Impairment Charges.  Restructuring and impairment charges were $13.3 million in fiscal 2003 compared to $58.2 million in fiscal 2004. Refer to the respective sections of the IDT Solutions, IDT Telecom and Voice over IP segments for a full discussion on restructuring and impairment charges. In addition, during fiscal 2004, impairment charges also included $10.4 million relating to IDT Capital’s write-off of the remaining carrying value of our TyCom undersea fiber assets, that TyCom Ltd. and several related Tyco entities were to deliver to us pursuant to a settlement agreement that sought to resolve a prior dispute but, in our view, failed to do so (refer to “Part 1. Item 3. Legal Proceedings” for a discussion of a current legal proceeding regarding this matter), and $3.7 million relating to IDT Capital’s write-off of goodwill and write-down of certain broadcast equipment, both relating to its discontinued syndicated radio network.

Loss from Operations.  Our loss from operations was $73.6 million in fiscal 2003 compared to a loss from operations of $121.9 million in fiscal 2004. The increase in our loss from operations is primarily due to the absence of the $58.0 million gain on settlement by Net2Phone of litigation, recorded in fiscal 2003, and the significant restructuring and impairment charges recorded at IDT Solutions and IDT Capital during fiscal 2004, partially offset by increased income from operations in fiscal 2004 at IDT Telecom.

Interest.  Net interest income was $26.1 million in fiscal 2003, compared to net interest income of $22.3 million in fiscal 2004. The decrease is due primarily to a decrease in our interest bearing cash and marketable securities portfolio in fiscal 2004 compared to fiscal 2003.

Other Income (Expense).  Other income (expense) amounted to income of $2.7 million in fiscal 2003, compared to income of $47.8 million in fiscal 2004. Included in other income for fiscal 2004 was a $9.4 million gain on the sale of subsidiary stock, as a result of Net2Phone’s common stock offering in November 2003, a $21.6 million gain from the Telefonica award (refer to “Part I. Item 3. Legal Proceedings” for a discussion of the Telefonica award), a $12.2 million non-cash and non-recurring gain recorded by Net2Phone on the buyout and settlement of minority owners of its ADIR subsidiary, a $2.7 million reversal of previously recorded charges related to an obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T, and net realized gains from other investments totaling $1.9 million.

Included in other income (expense) for fiscal 2003 were losses of $4.4 million associated with recording our pro-rata share of an affiliate’s losses, through the equity method of accounting, a $0.5 million reversal of previously recorded charges related to an obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T, a $22.4 million gain on the sale of subsidiary stock as a result of our sale in April 2003, to Liberty Media, of 5.6% of our IDT Media, Inc. subsidiary, and net realized losses from other investments totaling $15.8 million.

Minority Interests. Minority interest expense was $43.0 million in fiscal 2003 compared to $34.3 million in fiscal 2004. The decrease in minority interest expense in fiscal 2004 is due primarily to the $28.0 million increase in net loss that Net2Phone reported in fiscal 2004, as compared to fiscal 2003, which included Net2Phone’s settlement of litigation with Cisco, of which the share of such increase in net loss attributable to other shareholders of Net2Phone was reflected by us as a year-over-year decrease to minority interest expense.

On March 4, 2004, as part of a larger transaction, we acquired from Liberty Media 40,000 shares of Series A preferred stock of IDT Investments, a subsidiary of IDT. In connection with this transaction, we recorded an increase to minority interest expense of $7.1 million, of which $5.5 million related to prior fiscal years, to adjust the acquired preferred stock to its accreted value.

In addition, on April 28, 2004, in conjunction with an exercise by Hicks, Muse, Tate & Furst Incorporated (“HMTF”) of 2.2 million options to acquire shares of IDT Class B common stock, we received from HMTF 18,195 shares of Series B preferred stock of IDT Investments. In connection with this transaction, we recorded an increase to minority interest expense of $2.9 million, of which $2.1 million related to prior fiscal years, to adjust the preferred stock received to its accreted value.

Income Taxes. We recorded an income tax benefit of $70.4 million in fiscal 2003, compared to income tax expense of $9.6 million in fiscal 2004.

Net Loss. Our consolidated net loss was $17.5 million in fiscal 2003 compared to a consolidated net loss of $95.7 million in fiscal 2004. The net losses in fiscal 2003 and 2004 were a result of the combined factors for each of the segments discussed below, as well as those items detailed above.

IDT Telecom — Retail Telecommunications Services and Wholesale Telecommunications Services Segments

Revenues.  IDT Telecom revenues increased 18.3%, from $1,638.7 million in fiscal 2003 to $1,937.9 million in fiscal 2004. Revenues increased primarily as a result of a 24.3% growth in minutes of use (excluding minutes related to our consumer phone services business, which are not carried over our own network) from 16.460 billion in fiscal 2003 to 20.456 billion in fiscal 2004. IDT Telecom experienced growth in minutes of use in both its Retail Telecommunications Services and Wholesale Telecommunications Services segments, in both the U.S. and international operations. Minutes of use grew at a faster rate than did revenues, reflecting a 8.2% decline in average revenue-per-minute, from $0.0888 during fiscal 2003 to $0.0815 during fiscal 2004. The decrease in average revenue-per-minute is due to a number of factors, including continued competition in both retail and wholesale markets, and the introduction of new, aggressively priced calling cards in many of our major markets during fiscal 2004.

Revenues from Retail Telecommunications Services increased $180.2 million, or 14.6%, from $1,233.2 million in fiscal 2003 to $1,413.4 million in fiscal 2004. This growth was the result of a $108.1 million increase in sales of calling cards and a $72.9 million increase in consumer phone services revenues, offset by a $0.7 million decrease in call reorigination services. As a percentage of IDT Telecom’s overall revenues, Retail Telecommunications Services revenues decreased from 75.3% in fiscal 2003 to 72.9% in fiscal 2004, as revenues from our Wholesale Telecommunications Services segment grew at a faster rate than did our retail business revenues. Calling card sales increased 10.0%, from $1,080.0 million in fiscal 2003 to $1,188.0 million in fiscal 2004, as a result of the introduction of several new calling cards in nearly all of our markets during fiscal 2004. The new calling card introductions were part of IDT’s plan to aggressively seek market share in both its traditional Northeast U.S. markets, as well as in several other key areas, such as California, Florida and Texas. In addition, the growth in our calling card revenues resulted from the expansion of our distribution network beyond our traditional Northeastern U.S. territory, as well as the continued growth of European operations, both in our U.K. market as well as in other markets such as France, Italy and Scandinavia and in our Latin American and Asian operations.

Calling card sales as a percentage of Retail Telecommunications Services revenues decreased to 84.1% in fiscal 2004 from 87.6% in fiscal 2003, as revenues from consumer phone services grew at a faster rate did revenues from calling card sales. Revenues from consumer phone services, in which we act as a switchless reseller of another company’s network, increased 48.0%, from $152.0 million in fiscal 2003 to $224.9 million in fiscal 2004. The consumer phone services revenue increase is due to the August 2003 launch of America Unlimited, our residential bundled phone service including unlimited local, regional and long distance calling within the U.S., for a fixed monthly fee, a service now available in 13 states. At July 31, 2004 we had approximately 280,000 consumer phone services customers subscribing to America Unlimited. Beginning in early fiscal 2004, we significantly increased marketing and advertising spent for our consumer phone services business, in an attempt to accelerate the growth of our customer base. These expenditures, while reducing consumer phone services operating profits in the near term, are expected to lead to a rise in the number of active customers, revenues and profits over the longer term. As such, we expect revenues from our bundled phone service to represent an increasing portion of our retail telecom business in future years. In November 2003, we began marketing consumer phone services in the United Kingdom, under the “Toucan” brand name, incurring significant marketing expenses related to new customer acquisition. As of July 31, 2004, we had approximately 40,000 active consumer phone services customers in the United Kingdom, and we anticipate aggressively marketing to expand this customer base in fiscal 2005, while potentially launching similar services in other European countries. As such, we expect to incur operating losses within our European consumer phone services unit during fiscal 2005.

Through our subsidiary, Corbina Telecom, a licensed full service telecommunications operator, we offer a broad range of services throughout the 24 largest industrial areas in the rapidly growing Russian market. Such services include fixed line telephony for domestic and long-distance voice, VoIP, lease line services, wholesale carrier services, Internet access (dial-up and broadband) and VPN. Corbina owns its own telecommunications network with over 700 kilometers of optic fiber in Moscow alone. It is also the first and only virtual cellular operator in Russia, selling under its own brand the services of the second largest cellular operator in Russia. Revenues generated by Corbina in fiscal 2004 were $46.2 million, an increase of 84.2% from $25.0 million in fiscal 2003. Corbina represented 2.4% and 1.5% of IDT Telecom’s total revenues in fiscal 2004 and 2003, respectively.

Wholesale Telecommunications Services revenues increased $119.0 million, or 29.4%, from $405.5 million in fiscal 2003 to $524.5 million in fiscal 2004. As a percentage of IDT Telecom’s total revenues, Wholesale Telecommunications Services revenues increased from 24.7% in fiscal 2003 to 27.1% in fiscal 2004. The increase in revenues occurred as a result of the growth in wholesale carrier minutes, coupled with a small increase in the average revenue per minute. During fiscal 2004, we continued to grow our Wholesale Telecommunications Services revenues through expanded operations in Europe, Latin America and Asia-Pacific. Throughout all regions of operations, expanding business with Tier 1 carriers continued to drive our growth.

Direct Cost of Revenues. Direct cost of revenues increased 17.8%, from $1,266.4 million in fiscal 2003 to $1,492.1 million in fiscal 2004, due primarily to the growth in our telecommunications minutes of use. As a percentage of IDT Telecom’s total revenues, direct costs decreased slightly, from 77.3% in fiscal 2003 to 77.0% in fiscal 2004. Our average termination cost-per-minute declined 6.8% to $0.0699 in fiscal 2004, from $0.0750 in fiscal 2003.

Direct cost of revenues for Retail Telecommunications Services increased $118.0 million, or 13.0%, from $906.6 million in fiscal 2003 to $1,024.6 million in fiscal 2004. This increase reflects a $73.8 million increase in direct costs for our calling cards, a $44.5 million increase in direct costs for our consumer phone services business, offset by a $0.3 million decrease in direct costs for call reorigination services. As a percentage of Retail Telecommunications Services revenues, direct costs decreased from 73.5% in fiscal 2003 to 72.5% in fiscal 2004, due primarily to the shift in product mix of Retail Telecommunications Services towards higher margin consumer phone services.

Direct cost of revenues for consumer phone services increased 67.2%, from $66.2 million in fiscal 2003 to $110.7 million in fiscal 2004. The increase is due to the significant growth in consumer phone services revenues. As a percentage of consumer phone services revenues, direct costs increased from 43.6% in fiscal 2003, to 49.2% in fiscal 2004, reflecting the significant shift in our consumer phone services customer base towards the America Unlimited bundled product, which generates lower margins on a percentage basis but higher absolute gross profit dollars than our historical long-distance only customers.

Within our consumer phone services business, we provide the local portion of our bundled local/long distance services by utilizing UNE-P (Unbundled Network Element-Platform), which allows a competitive carrier such as IDT to access customer’s premises (local loop) as well as switching capabilities at a regulated wholesale cost per customer, which is paid to the incumbent local exchange carriers (ILECs). The ILECs have been seeking an increase in the rate that they may charge to competitive carriers for these services, and the FCC is currently reviewing regulations around UNE-P, which might result in increased costs to competitive carriers. Accordingly, our UNE-P costs may increase substantially and we may not be able to pass along such cost increases to our customers, resulting in reduced margins in this business.

Direct cost of revenues for Wholesale Telecommunications Services increased 29.9%, from $359.9 million in fiscal 2003 to $467.5 million in fiscal 2004. The increase is due to the growth in wholesale carrier minutes. As a percentage of Wholesale

Telecommunications Services revenues, direct costs increased from 88.8% in fiscal 2003 to 89.1% in fiscal 2004, as our per minute costs for terminating traffic increased at a faster rate than did our average revenue-per-minute.

Selling, General and Administrative. Selling, general and administrative expenses increased 20.7%, from $243.5 million in fiscal 2003 to $293.9 million in fiscal 2004. The increase is due to several factors, including increased sales and marketing efforts and increased bad debt expense for our Retail Telecommunications Services segment, as well as increased salaries and facilities costs related to the expansion of our infrastructure and bases of operation to facilitate our current and anticipated future sales growth. In particular, we incurred significantly higher customer acquisition costs in the form of increased marketing and advertising costs as a result of our continued roll-out of the America Unlimited bundled product. We also incurred significant marketing costs related to the introduction of our Toucan consumer phone product in the United Kingdom As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses increased from 14.9% in fiscal 2003, compared to 15.2% in fiscal 2004, as selling, general and administrative expenses increased at a faster rate than did our revenue.

Depreciation and Amortization. Depreciation and amortization expense increased 11.5%, from $61.1 million in fiscal 2003 to $68.1 million in fiscal 2004, primarily as a result of a higher fixed asset base, arising from expenditures we made designed to expand both the overall capacity and geographic footprint of out telecommunications network. As a percentage of IDT Telecom’s total revenues, depreciation and amortization expense was 3.7% in fiscal 2003 compared to 3.5% in fiscal 2004, as revenues grew at a faster rate than did depreciation and amortization.

Non-cash Compensation. We recorded non-cash compensation of $4.4 million in fiscal 2004, primarily related to the amortization of deferred compensation from restricted stock grants and to charges for stock options granted to outside consultants for past services. We recorded non-cash compensation of $2.8 million in fiscal 2003, primarily related to the modification of stock option agreements of certain employees that were terminated.

Restructuring and Impairment Charges. During fiscal 2004, impairment charges of $0.9 million were recorded by IDT Telecom, resulting from the write-off of goodwill relating to an unprofitable call center, which has since ceased operations. Impairment charges of $1.5 million were recorded by IDT Telecom during fiscal 2003, resulting primarily from the write-off of a discontinued Indefeasible Right of Use.

Income from Operations. IDT Telecom’s income from operations increased to $78.4 million in fiscal 2004, compared to $63.4 million in fiscal 2003. The increase in income from operations resulted primarily from the revenues and gross profit growth in both the Retail Telecommunications Services and Wholesale Telecommunications Services segments, partially offset by the increase in selling, general and administrative expenses, and depreciation and amortization, as described above.

IDT Entertainment Segment

On May 22, 2003, we purchased, through our subsidiary Digital Production Solutions (“DPS”), a 54.9% interest in Film Roman, Inc., for $900,000 in cash. During fiscal 2004, in separate privately negotiated transactions, DPS acquired an additional 29.1% interest in Film Roman in exchange for 100,000 shares of IDT Class B common stock valued at $1.7 million. In addition, on July 15, 2004, a $2.1 million note payable by Film Roman to DPS was converted into an additional equity interest in Film Roman, increasing IDT Entertainment’s ownership interest in Film Roman to 92.8%. Film Roman develops, produces and licenses a broad range of programming for the television network, cable television, first-run domestic syndication and international markets.

On December 1, 2003, we consummated the acquisition of a controlling interest in Mainframe Entertainment, a Canadian company, for $7.6 million in cash. Mainframe is a creator of computer generated image animation for feature films, TV and direct-to-video/DVD products. On December 11, 2003, we consummated the acquisition of Anchor Bay for approximately $57.5 million, net of cash acquired. Anchor Bay is an independent video label that licenses films and other programming for home entertainment distribution. On March 29, 2004, we consummated the acquisition of DKP Effects, a Canadian company, for $7.5 million, consisting of 300,000 shares of IDT Class B common stock valued at $6.0 million, and $1.5 million in cash. DKP Effects is in the business of producing three-dimensional animation and special effects. On June 9, 2004, we consummated the acquisition of Manga Entertainment from Palm Entertainment Properties, LLC for $18.0 million, consisting of $6.1 million in cash and 0.7 million shares of IDT Class B common stock valued at $11.9 million. Manga Entertainment is a film company specializing in the production, distribution and worldwide marketing of Japanese animation, or anime, for home video/DVD releases, theatrical, and television broadcast. Film Roman, Mainframe, Anchor Bay, DKP Effects, and Manga Entertainment are included in our results of operations from their respective dates of acquisition.

Revenues. Revenues were $5.0 million in fiscal 2003, compared to $106.7 million in fiscal 2004. The increase is primarily due to the consolidation of Film Roman for a full fiscal year during fiscal 2004, which represented $33.5 million of the increase, and due to the inclusion of revenues from Mainframe, which represented $7.2 million of the increase, Anchor Bay, which represented $56.2 million of the increase, DKP Effects, which represented $1.8 million of the increase, and Manga Entertainment, which represented $1.9 million of the increase. We anticipate that revenues will increase in fiscal 2005, as compared to fiscal 2004, as revenues from the fiscal 2004 acquisitions will be included for a full fiscal year during fiscal 2005. In fiscal 2006, in addition to ongoing service contract and video distribution activities, IDT Entertainment expects to bring several productions based on its own content to market, including the theatrical release of IDT entertainments’ first internally developed CG animated feature film Yankee Irving, the last feature film directed by Christopher Reeve prior to his untimely death. Beginning in fiscal 2007 and beyond, we intend to theatrically release two to three CG animated films per year.

Direct Cost of Revenues. Direct cost of revenues increased from $3.9 million in fiscal 2003 to $75.8 million in fiscal 2004. The increase is primarily due to the consolidation of Film Roman for a full fiscal year during fiscal 2004, which represented $29.0 million of the increase, and due to the inclusion of cost of revenues from Mainframe, which represented $4.5 million of the increase, Anchor Bay, which represented $34.3 million of the increase, DKP Effects, which represented $1.1 million of the increase, and Manga Entertainment, which represented $1.4 million of the increase. Direct cost of revenues consist primarily of production labor costs in the case of Film Roman, Mainframe, DKP Effects and Manga Entertainment, and direct product costs in the case of Anchor Bay, including postage, shipping and royalty expenses. As a percentage of IDT Entertainment’s revenues, direct cost of revenues was 71.0% in fiscal 2004.

Selling, General and Administrative. Selling, general and administrative expenses increased from $3.5 million in fiscal 2003 to $25.4 million in fiscal 2004. The increase is primarily due to the consolidation of Film Roman for a full fiscal year during fiscal 2004, and due to the inclusion of selling, general and administrative expenses from Mainframe, Anchor Bay, DKP Effects and Manga Entertainment. Selling, general and administrative expenses consist primarily of compensation costs, as well as advertising and promotion costs of our video distribution businesses. As a percentage of IDT Entertainment’s revenues, selling, general and administrative expenses were 23.8% in fiscal 2004.

Depreciation and Amortization. Depreciation and amortization expense was $0.1 million in fiscal 2003, compared to $5.1 million in fiscal 2004. The increase is primarily due to the inclusion of depreciation and amortization of Anchor Bay. As a percentage of IDT Entertainment’s revenues, depreciation and amortization expense was 4.8% in fiscal 2004.

Non-cash Compensation Non-cash compensation was $1.0 million in fiscal 2004, and related to the amortization of deferred compensation from restricted stock grants. No such charges were recorded during fiscal 2003.

Loss from Operations. Loss from operations in fiscal 2003 was $2.4 million compared to loss from operations of $0.6 million in fiscal 2004. The improved operating performance was mostly due to the inclusion of Anchor Bay.

IDT Solutions Segment

Revenues. Revenues decreased 18.3%, from $87.6 million in fiscal 2003 to $71.6 million in fiscal 2004. In May 2004, we announced the reorganization of our IDT Solutions operating division, which consists of Winstar Holdings. As of September 30, 2004, substantially all of IDT Solution’s commercial customers, representing approximately 95% of IDT Solutions total revenues, have found replacement services and are no longer on the Winstar network. The division currently provides communication services only to select governmental customers in 14 markets. As such, while we are exploring various options to further redeploy Winstar Holdings’ assets, we anticipate that revenues will decline sharply in the first quarter of fiscal 2005 and almost cease completely thereafter, and we can not predict at this time the timing and magnitude of the new revenue opportunities being explored.

Direct Cost of Revenues. Direct cost of revenues decreased 26.0%, from $93.6 million in fiscal 2003 to $69.3 million in fiscal 2004. As a percentage of IDT Solutions’ revenues, direct costs decreased from 106.8% in fiscal 2003 to 96.8% in fiscal 2004.

Selling, General and Administrative. Selling, general and administrative expenses decreased 4.8%, from $64.7 million in fiscal 2003 to $61.6 million in fiscal 2004. As a percentage of IDT Solutions revenues, selling, general and administrative expenses increased from 73.9% in fiscal 2003 to 86.0% in fiscal 2004, as revenues decreased at a faster rate than did selling, general and administrative expenses. The main component of selling, general and administrative expenses for fiscal 2004 and 2003 was employee compensation and benefits, accounting for $38.5 million and $46.2 million, or about 62.5% and 71.4%, respectively, of total selling, general and administrative expenses.

Depreciation and Amortization. Depreciation and amortization expense decreased 14.1%, from $13.5 million in fiscal 2003 to $11.6 million in fiscal 2004, mostly as a result of impairments of its fixed assets base during fiscal 2004. As a percentage of IDT Solutions revenues, depreciation and amortization increased from 15.4% in fiscal 2003 to 16.2% in fiscal 2004, as revenues decreased at a faster rate than did depreciation and amortization.

Non-cash Compensation. Non-cash compensation charges were $0.7 million in fiscal 2004, and related to the amortization of deferred compensation from restricted stock grants. No such charges were recorded during fiscal 2003.

Restructuring and Impairment Charges. Restructuring and impairment charges were $4.5 million in fiscal 2003, compared to $41.0 million in fiscal 2004.

Restructuring and impairment charges consist of the following (in thousands):

Year ended July 31,	2004	2003

Workforce reductions	$4,718	$ —
Real estate and connectivity reductions	2,900	—
Impairment charges	33,134	4,500
Other	217	—

Total	$40,969	$4,500

In the first quarter of fiscal 2004, we approved a restructuring plan aimed at reducing the operating losses of IDT Solutions. On May 12, 2004, we announced a reorganization of IDT Solutions which included the exit from IDT Solutions’ CLEC business, by ending the provision of retail switched communications services.

The restructuring plan consists of charges relating to reductions in IDT Solutions’ workforce, real estate network and network connectivity, as well as the impairment of assets to their estimated net recoverable value. The restructuring plan is expected to be complete by the end of fiscal 2005.

As we continue to restructure our business, we will be required to maintain minimum service level commitments to our customers. Failure to maintain adequate network infrastructure and/or support services could result in additional costs and liabilities to us pursuant to our agreements with these customers.

Workforce Reductions

In connection with the first quarter of fiscal 2004 restructuring plan, IDT Solutions reduced its workforce during that quarter by 163 employees, to approximately 400 employees. For fiscal 2004, we recorded workforce reduction charges of $1.1 million relating to the first quarter 2004 restructuring, consisting of severance compensation to the employees whose jobs were eliminated.

In connection with the May 2004 restructuring, IDT Solutions plans to eliminate its entire workforce currently engaged in supporting its retail switched communications services business. During the fourth quarter of fiscal 2004, IDT Solutions reduced its workforce to approximately 140 employees as of July 31, 2004, and recorded restructuring charges of $3.6 million relating to this workforce reduction.

Real Estate Network and Connectivity Reductions

In connection with the first quarter of fiscal 2004 restructuring plan, which aimed to reduce IDT Solutions network of provision-ready buildings for commercial switched services down from approximately 3,000 buildings to 2,200 buildings, we recorded during fiscal 2004 real estate network reduction charges totaling $1.8 million and connectivity reduction charges totaling $1.1 million.

During the fourth quarter of fiscal 2004, the Company further terminated leases on an additional 1,000 buildings on IDT Solutions network. As of July 31, 2004, approximately 1,200 buildings remained on IDT Solutions network.

Most of IDT Solutions’ related remaining connectivity is provided pursuant to month-to-month leases and, accordingly, the Company does not anticipate incurring any material restructuring charges going forward related to cancelling such connectivity.

We anticipate incurring additional costs relating to the early termination of real estate leases. However, as of July 31, 2004, we have not yet negotiated the early termination on the majority of such leases. In addition, during fiscal 2004, we have stopped paying rent on many of IDT Solutions’ real estate leases due to the ongoing BOMA Litigations discussed below, but continued to accrue for such amounts. Pending the ultimate outcome of the BOMA Litigations, we may not be required to pay all or any amounts due under such lease agreements.

On or about August 29, 2003, we, along with our subsidiaries Winstar Communications, LLC, and Winstar of New Jersey, LLC filed a complaint in the United States District Court, District of New Jersey, seeking damages and equitable relief against the Building Owners and Managers Association International and other parties. In a related action, on April 23, 2004, Winstar Communications and Winstar of New York filed a complaint in the United States District Court, Southern District of New York seeking damages and declaratory relief against the Building Owners and Managers Association of New York and numerous other defendants, individually and as representatives of the class of all other similarly situated parties (together, the “BOMA Litigations”). Each of the BOMA Litigations arises out of an alleged tacit agreement or conspiracy between and among the defendants to thwart Winstar’s legitimate business plan to provide competitive telecommunications services to customers located in commercial real estate properties throughout the United States. Settlements have been reached with eighteen of the defendants in the BOMA Litigations and the remaining defendants have moved to dismiss the claims brought against them.

Impairment Charges

As a result of the May 2004 restructuring, we tested the recoverability of IDT Solutions’ long-lived assets, and we concluded that an impairment of such assets was necessary because the carrying value of these assets may no longer be fully recoverable. As such, we recorded impairment charges of $19.2 million, $6.2 million, $5.0 million, and $2.7 million to write down fixed assets, capitalized labor, intangibles, and assets held for sale, respectively, to their estimated net realizable value, during fiscal 2004.

IDT Solutions recorded a $4.5 million impairment charge in fiscal 2003 to write-down the carrying value of certain equipment.

Loss from Operations. Loss from operations in fiscal 2003 was $88.8 million, compared to $112.5 million in fiscal 2004. The increase in loss from operations is due primarily to the restructuring and impairment charges recorded in fiscal 2004, as a result of our decision to discontinue the provision of retail communications services.

During fiscal 2004, IDT Solutions did not meet the criteria to report its exit from the retail switched communications services business as a discontinued operation, since it continued to generate revenues from the business and to be continuously involved in the business during the services discontinuation process.

Voice over IP Segment

Revenues.  Net2Phone’s revenues are derived from per-minute charges to Net2Phone’s customers, primarily on a prepaid basis, and the sale of VoIP equipment and services to consumers, resellers, other carriers and cable operators. Revenues decreased 3.5% in fiscal 2004, from $80.8 million in fiscal 2003 to $78.0 million in fiscal 2004. In fiscal 2003, Net2Phone significantly reduced their workforce and scaled back certain low-margin services, including wholesale termination of telecommunications traffic. The net decrease in revenues was primarily driven by these actions as well as by a significant reduction in Net2Phone’s sales of disposable calling cards, a line of business that Net2Phone discontinued in the second quarter of fiscal 2004. Net2Phone has been focusing their business activities on more strategic, higher-margin services, such as cable and other broadband telephony services. Net2Phone expects cable and other broadband telephony services to represent a growing percentage of their total revenues over the next few years.

Direct Cost of Revenues.  Net2Phone’s direct cost of revenues consist primarily of network costs associated with carrying its customers’ traffic on its network, and routing their calls through a local telephone company to reach their final destination. It also includes the cost of purchasing, storing and shipping VoIP devices. Total direct cost of revenues increased 0.5%, from $41.8 million in fiscal 2003 to $42.0 million in fiscal 2004. As a percentage of total Voice over IP revenues, total direct costs increased from 51.7% in fiscal 2003 to 53.8% in fiscal 2004.

Selling, General and Administrative.  Selling, general and administrative expenses consist of salaries and benefits of Net2Phone employees, and the cost of insurance, legal services, rent, utilities and other services, expenses associated with acquiring customers, including commissions paid to Net2Phone’s sales force, advertising costs, travel, entertainment, and referral fees. Selling, general and administrative expenses decreased 9.9%, from $53.6 million in fiscal 2003 to $48.3 million in fiscal 2004. As a percentage of total Voice over IP revenues, selling, general and administrative expenses decreased from 66.3% in fiscal 2003 to 61.9% in fiscal 2004. The decrease is due primarily to cost management initiatives and the elimination of certain expenses as a result of its restructuring initiatives. Going forward, Net2Phone expects to incur significant selling, general and administrative expense related to the future growth of its cable telephony business.

Depreciation and Amortization.  Depreciation and amortization expense decreased 4.5%, from $11.0 million in fiscal 2003 to $10.5 million in fiscal 2004. As a percentage of total Voice over IP revenues, depreciation and amortization expense slightly decreased from 13.6% in fiscal 2003 to 13.5% in fiscal 2004.

Settlement of Litigation.  Gain on settlement by Net2Phone of litigation was $58.0 million in fiscal 2003. On March 19, 2002, Net2Phone and its ADIR Technologies, Inc. subsidiary filed suit in the United States District Court for the District of New

Jersey against Cisco Systems, Inc. and a Cisco executive who had been a member of ADIR’s board of directors. The suit arose out of the relationships that had been created in connection with Cisco’s and Net2Phone’s original investments in ADIR and out of ADIR’s subsequent purchase of NetSpeak, Inc. in August 2001. In July 2002, Net2Phone and ADIR agreed to settle the suit and all related claims against Cisco and the Cisco executive in exchange for: (i) the transfer, during the first quarter of fiscal 2003, to Net2Phone of Cisco’s and Softbank Asia Infrastructure Fund’s respective 11.5% and 7.0% interests in ADIR, and (ii) the payment by Cisco, during such quarter, of $19.5 million to Net2Phone and ADIR. As a result of this settlement, Net2Phone recognized in fiscal 2003 a gain of $58.0 million, consisting of (i) a $38.9 million reduction in minority interests as a result of the transfer of the ADIR interests, (ii) the receipt of settlement proceeds of $19.5 million and (iii) a charge of $0.4 million in executive compensation directly related to the settlement.

Non-cash Compensation.  Net2Phone recorded non-cash compensation of $15.3 million in fiscal 2003, and recorded a reversal to non-cash compensation $3.2 million in fiscal 2004.

Based on changes in Net2Phone’s stock price, Net2Phone recorded a charge of $4.9 million relating to repriced options in fiscal 2003 and a reversal of $5.3 million of previously recognized non-cash compensation expense relating to stock options in fiscal 2004.

In addition, included in non-cash compensation for fiscal 2003 is a $6.7 million charge relating to the discount amortization of ADIR shares sold to Net2Phone and to ADIR employees in fiscal 2001.

Restructuring and Impairment Charges.  Restructuring and impairment charges were $7.4 million in fiscal 2003 compared to $2.2 million in fiscal 2004. For fiscal 2004, the charges related primarily to Net2Phone’s exit from its disposable calling card business during the second quarter of fiscal 2004. For fiscal 2003, the charges related primarily to Net2Phone’s previously announced separation agreements, exit costs and asset impairments.

Income (Loss) from Operations.  Net2Phone’s income from operations was $9.7 million in fiscal 2003 compared to a loss from operations of $22.0 million in fiscal 2004. Included in the fiscal 2003 income from operations is a $58.0 million gain on settlement by Net2Phone of litigation.

Corporate

Our Corporate costs consist of corporate services, such as corporate executive management, treasury management costs, corporate governance costs, public and investor relations, corporate insurance, corporate litigation and other general corporate expenses, as well as depreciation expense on corporate assets. Such corporate services are shared generally by our other operating segments, and are not allocable to any specific segment. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

Selling, General and Administrative.  We recorded $32.9 million in general and administrative expenses in fiscal 2003, compared to $36.0 million recorded in fiscal 2004. The increase is due largely to increased costs of litigation against Telefonica and Terra Networks, S.A (Refer to “Part I. Item 3. Legal Proceedings” for a discussion of the Telefonica award and Terra litigation). As a percentage of our total consolidated revenues, general and administrative expenses decreased from 1.8% in fiscal 2003 to 1.6% in fiscal 2004, as revenues grew at a faster rate than did general and administrative expenses.

Depreciation and Amortization.  Depreciation expense increased from $1.7 million in fiscal 2003 to $1.9 million in fiscal 2004.

Non-cash Compensation.  Non-cash compensation of $14.2 million was recorded in fiscal 2003, compared to $6.2 million recorded during fiscal 2004. For fiscal 2004, non-cash compensation was primarily related to the amortization of deferred compensation from restricted stock grants, and to restricted stock and stock options granted to outside consultants for past services.

On April 25, 2003, all the then outstanding stock options exercisable for shares of our common stock (which were exercisable for an aggregate of 1.9 million shares) were amended to instead be exercisable for an equal number of shares of our Class B common stock. Because these options were originally recorded under APB No. 25, a new measurement date was triggered and the options were required to be accounted for under the intrinsic value method of accounting. Accordingly, we recorded a non-cash compensation charge in fiscal 2003 of $13.6 million for the modification of the options.

Loss from Operations.  Loss from operations was $48.8 million in fiscal 2003, compared to $44.2 million in fiscal 2004, as a result of the lower non-cash compensation charges, partially offset by the higher general and administrative expenses.

Year Ended July 31, 2003 Compared to Year Ended July 31, 2002

In order to enable a more meaningful comparison between the year ended July 31, 2003 and the year ended July 31, 2002, and to provide a better understanding of IDT’s core operating results for the year ended July 31, 2003, this Form 10-K presents, as additional information, some financial figures excluding the IDT Solutions and Voice over IP segments. The Winstar assets, which comprise our IDT Solutions segment, were acquired during the second quarter of fiscal 2002, and as such, were included in our operating results for only a portion of fiscal 2002, while Net2Phone, which comprises our Voice over IP segment, was not consolidated for the majority of the first quarter of fiscal 2002.

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, certain income and expense items are properly not reflected in the operating business segments discussions, but are only reflected in our Consolidated discussion.

Consolidated

Revenues.    Our revenues increased 15.8%, from $1,583.8 million in fiscal 2002 to $1,834.5 million in fiscal 2003. The increase is due primarily to the significant growth in minutes of use at both our Retail Telecommunications Services and Wholesale Telecommunications Services segments. Excluding revenues from IDT Solutions, and from our Voice over IP segment, our revenues increased 16.3%, from $1,432.3 million in fiscal 2002 to $1,666.2 million in fiscal 2003. The increase in our consolidated revenues (excluding IDT Solutions and Voice over IP) is mainly attributable to a 16.1% increase in IDT Telecom’s revenues. The growth in IDT Telecom’s revenues primarily resulted from a 39.8% growth in minutes of use (excluding minutes related to our consumer phone services business, which are not carried over our own network), from 11.776 billion in fiscal 2002 to 16.460 billion in fiscal 2003.

Direct Cost of Revenues.    Direct cost of revenues increased 16.0%, from $1,214.8 million in fiscal 2002 to $1,409.5 million in fiscal 2003. The increase is due primarily to the growth in our telecommunications minutes of use. Excluding direct cost of revenues from our IDT Solutions and Voice over IP, direct cost of revenues increased 16.9%, from $1,089.6 million in fiscal 2002 to $1,274.0 million in fiscal 2003. As a percentage of total revenues, direct costs increased slightly from 76.7% in fiscal 2002 to 76.8% in fiscal 2003 (and from 76.1% to 76.5% excluding IDT Solutions and Voice over IP). The increase in direct costs as a percentage of total revenues is primarily attributable to the competitive pricing environment within the telecommunications industry, which resulted in lower revenue per minute price realizations.

Selling, General and Administrative.    Selling, general and administrative expenses decreased 6.6%, from $451.5 million in fiscal 2002 to $421.8 million in fiscal 2003. This decrease is primarily due to reductions in selling, general and administrative expenses at IDT Solutions and Voice over IP. Excluding selling, general and administrative expenses from IDT Solutions and Voice over IP, selling, general and administrative expenses increased 2.3%, from $296.8 million in fiscal 2002 to $303.5 million in fiscal 2003, due primarily to the increased sales and marketing costs of IDT Telecom as well as increased salaries, facilities costs and professional fees related to the expansion of our infrastructure and bases of operation to facilitate our current and anticipated future growth. As a percentage of total revenues, selling, general and administrative expenses decreased from 28.5% in fiscal 2002 to 23.0% in fiscal 2003 (and from 20.7% to 18.2% excluding IDT Solutions and Voice over IP). Selling, general and administrative expense declined as a percentage of revenues (excluding IDT Solutions and Voice over IP), primarily as a result of the significant growth in our revenues in fiscal 2003.

Depreciation and Amortization.    Depreciation and amortization expense increased 6.4%, from $83.9 million in fiscal 2002 to $89.3 million in fiscal 2003. Excluding depreciation and amortization expense of IDT Solutions and Voice over IP, depreciation and amortization expense increased 9.3%, from $59.3 million in fiscal 2002 to $64.8 million in fiscal 2003, primarily as a result of our higher fixed asset base during fiscal 2003, reflecting the expansion of our telecommunications network infrastructure and facilities. As a percentage of revenues, depreciation and amortization expense decreased from 5.3% in fiscal 2002 to 4.9% in fiscal 2003 (and decreased from 4.1% to 3.9% excluding IDT Solutions and Voice over IP).

Settlement of Litigation.    Gain on settlement of litigation was $58.0 million for fiscal 2003. Refer to the respective section of the Voice over IP segment for a full discussion on this gain.

Non-cash Compensation.    Non-cash compensation charges were $16.4 million in fiscal 2002 compared to $32.3 million in fiscal 2003. Refer to the segment sections for a discussion on these charges.

Restructuring and Impairment Charges.    Restructuring and impairment charges were $257.5 million in fiscal 2002 compared to $13.3 million in fiscal 2003. Refer to the respective sections of the IDT Telecom, IDT Solutions, and Voice over IP segments for a discussion of these charges. In addition, during fiscal 2002, IDT Capital recorded $111.1 million of impairment charges.

On October 10, 2000, we reached a full and final settlement with TyCom of all pending claims brought against one another and our respective affiliates. Under the terms of the settlement, TyCom granted us, free of charge, certain exclusive rights to use capacity on the transatlantic and transpacific segments of TyCom’s global undersea fiber optic network (the “TyCom

Global Network”), which TyCom is deploying. The settlement agreement provided for us to obtain exclusive indefeasible rights to use (IRU) two 10 Gb/s wavelengths on the transatlantic segment and two 10 Gb/s wavelengths on the transpacific segment for fifteen years from the applicable handover dates (which we were informed that they have been deployed).

Operation, administration and maintenance for the wavelengths used by us were to be provided by TyCom for a fifteen year period after the relevant handover date, free of charge. TyCom also granted us certain rights to resell any unused capacity on the wavelengths through TyCom as its sole and exclusive agent. In addition, we were also to have the option, exercisable at least annually, to convert the available capacity on its wavelengths to available equivalent capacity on another portion of the TyCom Global Network. We subsequently re-evaluated the recoverability of the carrying value of our IRU in accordance with SFAS No. 121 and, as a result, IDT Capital recorded an impairment charge of $110.4 million in fiscal 2002 to write down the asset to its fair value, reflecting the significant erosion of the market value of undersea fiber.

In May 2004, we filed a complaint against TyCom and certain other parties alleging that the defendants breached the settlement agreement referral to above. (See “Legal Proceedings” above.)

In addition, during fiscal 2002, IDT Capital recorded impairment charges of $0.7 million to write-down certain discontinued wireless-related equipment.

Loss from Operations.    Our loss from operations was $440.3 million in fiscal 2002 compared to a loss from operations of $73.6 million in fiscal 2003. Excluding the loss from operations of IDT Solutions and Voice over IP, our loss from operations was $127.7 million in fiscal 2002, compared to $5.5 million in fiscal 2003. The reduction in our loss from operations (excluding IDT Solutions and Voice over IP) was due primarily to IDT Telecom’s increased revenues and operating income, partially offset by one-time non-cash compensation charges.

Interest.    Net interest income was $24.2 million in fiscal 2002, compared to net interest income of $26.1 million in fiscal 2003. The increase is the result of our continued shift of cash to marketable securities, which earn a higher rate of interest.

Other Income (Expense).    Other income (expense) amounted to an expense of $16.0 million in fiscal 2002, compared to income of $2.7 million in fiscal 2003. Included in other income in fiscal 2003, were losses of $4.4 million associated with recording our pro-rata share of an affiliate’s losses, through the equity method of accounting, a $0.5 million reversal of a previously recorded charge related to an obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T, a $22.4 million gain on the sale of subsidiary stock as a result of our sale in April 2003, to Liberty Media, of 5.6% of our IDT Media, Inc. subsidiary, and net losses from other investments totaling $15.8 million.

Included in other expense in fiscal 2002 were $2.2 million of net losses associated with recording our pro-rata share of Net2Phone’s and other affiliates’ net losses through the equity method of accounting, a charge of $5.3 million related to an obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T, and net losses from other investments totaling $8.5 million.

Minority Interests.    Minority interests were $151.4 million of income for fiscal 2002 compared to $43.0 million of expense for fiscal 2003. The $194.4 million increase in minority interests is due primarily to the $120.4 million reduction in net loss that Net2Phone reported in fiscal 2003, as compared to fiscal 2002, which included Net2Phone’s settlement of litigation with Cisco, of which the share of such decrease in net loss attributable to other shareholders of Net2Phone was reflected by us as a year-over-year increase to minority interest expense.

Income Taxes.    We recorded an income tax benefit of $124.3 million in fiscal 2002, compared to an income tax benefit of $70.4 million in fiscal 2003.

Cumulative Effect of Accounting Change.    In accordance with our adoption of SFAS No. 142, as of August 1, 2001, we performed the required impairment tests of goodwill and recorded an impairment charge of $147.0 million, net of income taxes of $3.5 million, for fiscal 2002. The impairment charge was recorded as a cumulative effect adjustment of a change in accounting principle. No such charges were recorded during fiscal 2003.

Net Loss.    Our consolidated net loss, after the cumulative effect adjustment of a change in accounting principle detailed above, was $303.3 million in fiscal 2002 compared to consolidated net loss of $17.5 million in fiscal 2003. The recording of a net loss in fiscal 2002 and 2003 was a result of the combined factors for each of the segments discussed below, as well as those items detailed above.

IDT Telecom — Retail Telecommunications Services and Wholesale Telecommunications Services Segments

Revenues.    IDT Telecom’s revenues increased 16.1%, from $1,410.9 million in fiscal 2002 to $1,638.7 million in fiscal 2003.

IDT Telecom’s revenues increased primarily as a result of a 39.8% growth in minutes of use (excluding minutes related to our consumer phone services business, which are not carried over our own network) from 11.776 billion in fiscal 2002 to

16.460 billion in fiscal 2003. IDT Telecom experienced growth in minutes of use in both its Retail Telecommunications Services and Wholesale Telecommunications Services segments, in both the U.S. and international operations. IDT Telecom’s minutes of use grew at a faster rate than did its revenues, reflecting an 18.7% decline in its average revenue-per-minute, from $0.1092 during fiscal 2002 to $0.0888 in fiscal 2003. The decrease in IDT Telecom’s average revenue-per-minute is due to a number of factors, including (i) continued competition in both retail and wholesale markets, and (ii) introduction of new calling cards.

Revenues from IDT Telecom’s Retail Telecommunications Services segment increased $111.5 million, or 9.9%, from $1,121.7 million in fiscal 2002 to $1,233.2 million in fiscal 2003. This growth was largely the result of a $71.1 million increase in sales of prepaid calling cards and a $41.5 million increase in consumer phone services revenues. As a percentage of IDT Telecom’s overall revenue, Retail Telecommunications Services’ revenues decreased from 79.5% in fiscal 2002 to 75.3% in fiscal 2003, as revenues from our Wholesale Telecommunications Services segment grew at a faster rate than did our retail business revenues. IDT Telecom’s calling card sales increased 7.0%, from $1,008.9 million in fiscal 2002 to $1,080.0 million in fiscal 2003, fueled by the introduction of several new calling cards.

Calling card sales as a percentage of IDT Telecom’s Retail Telecommunications Services revenues decreased from 89.9% in fiscal 2002 to 87.6% in fiscal 2003, as revenues from consumer phone services grew at a faster rate than did calling card revenues. Revenues from consumer phone services, in which we act as a switchless reseller of another company’s network, experienced significant growth in minutes of use in fiscal 2003, with revenues increasing 37.6%, from $110.5 million in fiscal 2002 to $152.0 million in fiscal 2003. The consumer phone services revenue increase is attributable to the continued growth of our flat-rate, $0.05 a minute long distance calling plan, which has been driven by increased marketing expenditures, resulting in a significant increase in the number of consumer phone services customers. At July 31, 2003, we had approximately 575,000 active customers for our consumer phone services (consisting of long distance subscribers), compared to approximately 515,000 customers at July 31, 2002.

Revenues from IDT Telecom’s other Retail Telecommunications Services businesses, consisting primarily of call reorigination services, were $2.4 million in fiscal 2002, versus $1.2 million in fiscal 2003.

IDT Telecom’s Wholesale Telecommunications Services revenues increased 40.2%, from $289.3 million in fiscal 2002 to $405.5 million in fiscal 2003. As a percentage of IDT Telecom’s total revenues, Wholesale Telecommunications Services revenues increased from 20.5% in fiscal 2002 to 24.7% in fiscal 2003. The increase in revenues occurred as a result of an increase in wholesale carrier minutes, despite a significant decline in the average revenue-per-minute. In recent years, IDT Telecom’s wholesale carrier business has curtailed or ceased completely its sales to financially unstable carriers. During fiscal 2003, IDT Telecom continued to grow its customer base through the addition of new customers and by increasing sales to its larger, more financially stable customers. Increased sales to global Tier 1 dominant carriers accounted for the bulk of the growth in revenues and gross profits during the year.

Direct Cost of Revenues.    Direct cost of revenues for IDT Telecom increased 16.5%, from $1,087.2 million in fiscal 2002 to $1,266.4 million in fiscal 2003, due to the higher revenue and minutes base. As a percentage of IDT Telecom’s total revenues, direct costs increased slightly, from 77.1% in fiscal 2002, to 77.3% in fiscal 2003. The increase in direct costs as a percentage of total revenues is attributable to the competitive pricing environment within the telecommunications industry, which resulted in our per minute price realizations to drop at a faster rate than our per minute costs of terminating traffic. Our average termination cost per minute dropped 15.7% to $0.075 in fiscal 2003, from $0.089 in fiscal 2002.

Direct cost of revenues for Retail Telecommunications Services increased 8.9% from $832.2 million in fiscal 2002 to $906.6 million in fiscal 2003. The increase in absolute dollars is primarily attributable to a $59.6 million increase in direct costs for calling cards and a $15.9 million increase in direct costs for consumer phone services offset by a $1.1 million decrease in direct costs for call reorigination services. As a percentage of Retail Telecommunications Services revenues, direct costs decreased from 74.2% in fiscal 2002 to 73.5% in fiscal 2003.

Direct cost of revenues for consumer phone services increased 31.9%, from $50.2 million in fiscal 2002 to $66.2 million in fiscal 2003. The increase in absolute dollar terms is attributable to the significant growth of minutes of use. As a percentage of consumer phone services revenues, direct costs decreased from 45.4% in fiscal 2002, to 43.6% in fiscal 2003.

Direct costs of revenues for Wholesale Telecommunications Services increased 41.1%, from $255.0 million in fiscal 2002 to $359.9 million in the year ended July 31, 2003. The increase in absolute dollars is attributable to the growth in wholesale carrier minutes, which grew at a faster rate than did wholesale carrier revenues. As a percentage of Wholesale Telecommunications Services revenues, direct costs increased from 88.1% in fiscal 2002 to 88.8% in fiscal 2003. This increase occurred as a result of our per minute costs for terminating traffic falling at a slower rate than did our per minute price realizations.

Selling, General and Administrative.    IDT Telecom’s selling, general and administrative expenses increased 3.6%, from $235.1 million in fiscal 2002 to $243.5 million in fiscal 2003. The increase in selling, general and administrative expenses for IDT Telecom is due to several factors, including increased sales and marketing efforts for our Retail Telecommunications Services segment, such as calling cards and consumer phone services, as well as increased salaries, facilities costs and professional fees related to the expansion of our infrastructure and bases of operation to facilitate our current and anticipated future sales growth. As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses were 16.7% in fiscal 2002, compared to 14.9% in fiscal 2003, as our revenues grew at a faster rate than did our selling, general and administrative expenses.

Depreciation and Amortization.    IDT Telecom’s depreciation and amortization expense rose 11.7%, from $54.7 million in fiscal 2002 to $61.1 million in fiscal 2003, reflecting the continued expansion of our fixed asset base as we invest to accommodate our current and anticipated future growth. As a percentage of IDT Telecom’s total revenues, depreciation and amortization expense was 3.9% in fiscal 2002 compared to 3.7% in fiscal 2003.

Non-cash Compensation.    IDT Telecom recorded non-cash compensation of $2.8 million in fiscal 2003, primarily attributable to the modification of stock option agreements of certain terminated employees. No such charges were recorded in fiscal 2002.

Restructuring and Impairment Charges.    Impairment charges of $3.2 million and $1.5 million were recorded by IDT Telecom during fiscal 2002 and 2003, respectively, resulting primarily from the write down of certain decommissioned European telecommunications switch equipment, and the write-off of a discontinued Indefeasible Right of Use, respectively.

Income from Operations.    IDT Telecom recorded income from operations of $30.8 million in fiscal 2002, compared to income from operations of $63.4 million in fiscal 2003. The increase in income from operations resulted primarily from the revenue growth in both the Retail Telecommunications Services and Wholesale Telecommunications Services segments and a focus on controlling selling, general and administrative expenses.

IDT Entertainment Segment

On May 22, 2003, we purchased, through Digital Production Solutions, a 54.9% interest in Film Roman, for $0.9 million in cash. From May 22, 2003 through July 31, 2003, our consolidated results include the results of Film Roman.

Revenues.  Revenues were $5.0 million in fiscal 2003, compared to nil in fiscal 2002. The increase in revenues is primarily due to the inclusion of revenues from Film Roman, which represented $4.2 million of the increase.

Direct Cost of Revenues.  Direct cost of revenues increased from nil in fiscal 2002 to $3.9 million in fiscal 2003. As a percentage of IDT Entertainment’s revenues, direct cost of revenues was 78.0% in fiscal 2003. The increase is primarily due to the inclusion of Film Roman, which represented $3.8 million of the increase.

Selling, General and Administrative.  Selling, general and administrative expenses increased from $0.9 million in fiscal 2002 to $3.5 million in fiscal 2003. As a percentage of IDT Entertainment’s revenues, selling, general and administrative expenses were 70.0% in fiscal 2003. The increase in selling, general, and administrative expenses is primarily due to the inclusion of Film Roman, and relates primarily to compensation costs and advertising and promotional expenditures.

Depreciation and Amortization.  Depreciation and amortization expense was nil in fiscal 2002, compared to $0.1 million in fiscal 2003. As a percentage of IDT Entertainment’s revenues, depreciation and amortization expense was 2.0% in fiscal 2003. The increase is primarily due to the inclusion of Film Roman.

Loss from Operations.  Loss from operations in fiscal 2002 was $0.9 million compared to a loss from operations of $2.4 million in fiscal 2003.

IDT Solutions Segment

We acquired the assets held by Winstar on December 19, 2001. Accordingly, the results of operations for our IDT Solutions segment, which operates through Winstar, for fiscal 2002, reflect only the results of operations during such period that we owned and operated Winstar.

Revenues.    Revenues from IDT Solutions increased 10.1%, from $79.6 million in fiscal 2002 to $87.6 million in fiscal 2003. The increase in revenues is due to the fact that the Winstar assets were acquired in December 2001, and therefore generated revenues for only a portion of fiscal 2002. Since the acquisition of the Winstar assets, we have significantly restructured and downsized the acquired business, including the discontinuation of certain switched service product lines and removing or discontinuing certain commercial switched service assets and operations from certain geographic locations.

Direct Cost of Revenues.    Direct cost of revenues consist primarily of two components, connectivity for the network backbone and lease payments for the network of provision-ready buildings. Direct cost of revenues for IDT Solutions decreased 2.2%, from $95.7 million in fiscal 2002 to $93.6 million in fiscal 2003. The decrease in direct cost of revenues is due to the restructuring and downsizing efforts discussed above.

Selling, General and Administrative.    Selling, general and administrative expenses of IDT Solutions decreased 10.0%, from $71.9 million in fiscal 2002 to $64.7 million in fiscal 2003. The decrease is primarily due to the significant cost saving measures undertaken by IDT subsequent to the acquisition of the Winstar assets, which included a significant reduction in number of employees. The main component of selling, general and administrative expenses for fiscal 2003 was employee compensation and benefits, accounting for $46.2 million, or about 71.4% of total selling, general and administrative expenses. Since the acquisition of the Winstar assets, the number of employees of Winstar has been reduced from approximately 750 to approximately 477 as of July 31, 2003. As a percentage of IDT Solutions revenues, selling, general and administrative expenses were 90.3% in fiscal 2002 compared to 73.9% in fiscal 2003.

Depreciation and Amortization.    Depreciation and amortization expense increased 101.5%, from $6.7 million in fiscal 2002 to $13.5 million in fiscal 2003. The increase is due primarily to the fact that the Winstar assets were acquired in December 2001, and therefore depreciation on such assets was only recorded by IDT for a portion of the year ended July 31, 2002. As a percentage of IDT Solutions revenues, depreciation and amortization was 8.4% in fiscal 2002 compared to 15.4% in fiscal 2003.

Non-cash Compensation.    IDT Solutions recorded non-cash compensation of $1.9 million in fiscal 2002 as result of modifications to stock option agreements of certain employees that were terminated. No such charges were recorded during the year ended July 31, 2003.

Restructuring and Impairment Charges.    IDT Solutions recorded a $4.5 million impairment charge in fiscal 2003 to write-down the carrying value of certain equipment. No such charges were recorded during fiscal 2002.

Loss from Operations.    IDT Solutions’ loss from operations in fiscal 2002 was $96.6 million, compared to $88.8 million in fiscal 2003. The decrease in loss from operations is due to the growth in revenues, the significant cost saving measures undertaken by IDT subsequent to the acquisition of the Winstar assets, which included the downsizing of the Winstar network and a significant reduction in number of employees, offset by an asset impairment charge as described above.

Voice over IP Segment

Revenues.    Revenues increased 12.4%, from $71.9 million in fiscal 2002 to $80.8 million in fiscal 2003. The increase in revenues is primarily attributable to Net2Phone being consolidated for only part of fiscal 2002 compared to the full year for fiscal 2003. This increase in revenues was offset by Net2Phone significantly reducing its sales of disposable calling cards. Net2Phone also significantly reduced its workforce in fiscal 2003, and scaled back certain low-margin services, including wholesale termination of telecommunications traffic.

Direct Cost of Revenues.    Total direct cost of revenues increased 41.7%, from $29.5 million in fiscal 2002 to $41.8 million in fiscal 2003. The increase in direct cost of revenues is primarily attributable to Net2Phone being consolidated for only part of fiscal 2002 compared to a full year of operations in fiscal 2003. Offsetting the increase in direct costs are the decreases attributable to lower revenue and one-time connectivity reserve reversals, which are no longer necessary due to service disconnections. Net2Phone has also realized cost savings from a more efficiently structured and utilized network and from more aggressively priced termination contracts. As a percentage of total Voice over IP revenues, total direct costs was 41.0% in fiscal 2002, compared to 51.7% in fiscal 2003, primarily due to the remaining fixed network backbone infrastructure costs still required to service a reduced revenue base.

Selling, General and Administrative.     Selling, general and administrative expenses decreased 35.3%, from $82.8 million in fiscal 2002 to $53.6 million in fiscal 2003, primarily due to the aforementioned restructurings. As a percentage of total Voice over IP revenues, selling, general and administrative expenses were 115.2% in fiscal 2002 compared to 66.3% in fiscal 2003.

Depreciation and Amortization.    Depreciation and amortization expense decreased 38.5%, from $17.9 million in fiscal 2002 to $11.0 million in fiscal 2003, due to an impairment charge for long-lived assets recognized during the quarter ended April 30, 2002 and to the lower demand for capital spending during fiscal 2003, which came from more efficient utilization of existing assets. As a percentage of total Voice over IP revenues, depreciation and amortization expense was 25.0% in fiscal 2002, compared to 13.6% in fiscal 2003.

Settlement of Litigation.    Gain on settlement by Net2Phone of litigation was $58.0 million in fiscal 2003. On March 19, 2002 Net2Phone and its ADIR Technologies, Inc. subsidiary filed suit in the United States District Court for the District of New Jersey against Cisco Systems, Inc. and a Cisco executive who had been a member of ADIR’s board of directors. The suit arose out of the relationships that had been created in connection with Cisco’s and Net2Phone’s original investments in ADIR and out of ADIR’s subsequent purchase of NetSpeak, Inc. in August 2001. The parties settled the suit and all related claims against Cisco and the Cisco executive in exchange for: (i) the transfer, during the first quarter of fiscal 2003, to Net2Phone of Cisco’s and Softbank Asia Infrastructure Fund’s respective 11.5% and 7.0% interests in ADIR, and (ii) the payment by Cisco, during such quarter, of $19.5 million to Net2Phone and ADIR. As a result of this settlement, Net2Phone recognized during fiscal 2003 a gain of $58.0 million consisting of (i) a $38.9 million reduction in Net2Phone’s minority interests in ADIR as a result of the transfer of the ADIR shares and (ii) the receipt of settlement proceeds of $19.5 million.

Non-cash Compensation.    Non-cash compensation was $14.5 million in fiscal 2002 compared to $15.3 million in fiscal 2003. For fiscal 2003, Net2Phone’s non-cash compensation primarily resulted from a charge of $4.9 million relating to repriced options which are subject to variable accounting treatment and therefore must be marked-to-market each quarter, and a charge of $6.7 million for the amortization of the discount of ADIR shares sold to Net2Phone and ADIR employees in fiscal 2001. For fiscal 2002, Net2Phone’s non-cash compensation primarily resulted from employee stock options granted at below market value by Net2Phone.

Restructuring and Impairment Charges.    Restructuring and impairment charges were $143.2 million in fiscal 2002 compared to $7.4 million in fiscal 2003. The following table summarizes the charges included in restructuring, severance and impairment charges (in thousands):

Year ended July 31,	2003	2002

Workforce reductions	$4,115	$13,882
Exit and other costs	3,970	16,976
Separation agreements of former CEO, CFO and COO	2,877	12,623
Impairment charges including recovery on assets held for sale	1,815	99,710
Reserve adjustments	(5,415)	—

Total	$7,362	$143,191

In the first half of fiscal 2002, both Net2Phone’s Chief Executive Officer and Chief Financial Officer resigned. These events led to the development of an overall long term restructuring plan, which enabled Net2Phone to scale down operations, reorganize to compete more efficiently, and redirect its focus and resources towards a more profitable business plan. During the two years since, Net2Phone has executed its plan and implemented a series of strategic workforce reductions, sold business units and long-lived assets, as well as impaired such assets and goodwill. While the majority of Net2Phone’s restructuring costs were incurred during fiscal 2001 and fiscal 2002, Net2Phone continued to incur some of these costs during fiscal 2003. However, Net2Phone expects that these expenditures will decrease prospectively. Those expenses within these charges that required cash outlays were funded through current operations.

In July 2003, Net2Phone’s Chief Operating Officer terminated his employment with Net2Phone. During fiscal 2003, as part of his severance agreement, Net2Phone recorded a $0.8 million charge during fiscal 2003.

As a result of Net2Phone’s plan to restructure its operations and eliminate various lines of development, an impairment review of Net2Phones’ long-lived assets and identifiable intangible assets was conducted as of April 30, 2002, in accordance with SFAS No. 121. As a result of this analysis, Net2Phone recorded impairment charges, including an $83.9 million impairment of assets, an $11.6 million impairment of goodwill and a $4.2 million impairment of intangible assets. The impairment charges were calculated as the amount by which the carrying amount of the assets exceeded their fair values. Fair value was estimated using the present value of expected future cash flows.

Net2Phone initiated several restructurings during fiscal 2002, which resulted in higher charges related to workforce reductions in fiscal 2002 compared to fiscal 2003. Also, the charges related to the separation agreements of the former CEO and CFO decreased in fiscal 2003 as compared to fiscal 2002 as components of the agreements became fully amortized. Also, exit costs were higher in fiscal 2002 compared to fiscal 2003, primarily due to charges incurred for exiting various locations and eliminating various equipment and network build-outs. Lastly, reserve adjustments reduced fiscal 2003 charges due to settlement of various contractual obligations for amounts less than previously reserved.

Income (Loss) from Operations.    Net2Phone’s loss from operations was $216.0 million in fiscal 2002, compared to $9.7 million of income from operations during fiscal 2003, primarily as a result of the lower restructuring and impairment charges incurred in fiscal 2003, the gain on the settlement of litigation recorded in fiscal 2003, and the lower selling, general and administrative expenses, as discussed above.

Corporate

Selling, General and Administrative.    We incurred $24.1 million in general and administrative expenses in fiscal 2002, compared to $32.9 million in fiscal 2003. The increase is due largely to increased costs of litigation against Telefonica and Terra Networks, S.A (refer to “Part I. Item 3. Legal Proceedings”). As a percentage of our total consolidated revenues, corporate general and administrative expenses were 1.6% in fiscal 2002, compared to 1.8% in fiscal 2003.

Depreciation and Amortization.    Depreciation expense decreased from $2.4 million in fiscal 2002 to $1.7 million in fiscal 2003.

Non-cash Compensation.    Non-cash compensation charges were $14.2 million in fiscal 2003. On April 25, 2003, all then outstanding options exercisable for shares of our common stock (which were exercisable for an aggregate of 1.9 million shares) were amended to instead be exercisable for an equal number of shares of our Class B common stock. Because these options were originally recorded under APB No. 25, a new measurement date was triggered and the options were required to be accounted for under the intrinsic value method of accounting. Accordingly, we recorded a non-cash compensation charge for fiscal 2003 of $13.6 million for the modification of the options. In addition, we recorded $0.5 million of non-cash compensation attributable to shares of Class B common stock and stock options that we issued to outside consultants for past services rendered. No such non-cash compensation charges were recorded in fiscal 2002.

Loss from Operations.    Loss from operations was $26.5 million in fiscal 2002, compared to $48.8 million in fiscal 2003, as a result of the higher general and administrative expenses and non-cash compensation charges noted above.

Liquidity and Capital Resources

Historically, we have satisfied our cash requirements through a combination of cash flow from operating activities, sales of equity and debt securities including the exercise of stock options, and borrowings from third parties. Our cash requirements have also been satisfied through our existing cash, cash equivalents and marketable securities balances.

As of July 31, 2004, we had cash and cash equivalents, marketable securities, and restricted cash and marketable securities of approximately $1.062 billion, which includes $132.8 million held by Net2Phone, and working capital of approximately $805.0 million. We generated $76.8 million of cash from operating activities during fiscal 2004, which includes a $21.6 million arbitration award, compared to $37.1 million of cash that was generated from operating activities during year ended July 31, 2003, which included $19.5 million in proceeds from the settlement of a litigation by Net2Phone. Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on the timing of operating cash receipts and payments, especially trade accounts receivable and trade accounts payable.

We used $98.5 million in cash for investing activities during fiscal 2004. This compares to $334.9 million in cash used in investing activities during the year ended July 31, 2003. Cash used in investing activities during the year ended July 31, 2004 was primarily for acquisitions and for capital expenditures, while cash used in investing activities during the year ended July 31, 2003 was primarily for the net purchase of marketable securities and for capital expenditures. In June 2004, we paid $6.1 million in cash to purchase Manga Entertainment and in March 2004, we paid $1.5 million in cash to purchase DKP Effects. In December 2003, we paid approximately $57.5 million, net of cash acquired, to purchase Anchor Bay and $7.6 million in cash to purchase Mainframe. During fiscal 2004, we received $66.9 million in cash from the net sales and maturities of marketable securities, while using $234.4 million of cash for net purchases of marketable securities during the year ended July 31, 2003. Our capital expenditures were $89.3 million in fiscal 2004, compared to $63.2 million in the year ended July 31, 2003, as we have continued to expand our international and domestic telecommunications network infrastructure and as Net2Phone has continued to build its infrastructure and deploy equipment related to existing and potential contract obligations with cable and broadband operators.

The future minimum payments of principal and interest on our capital lease obligations are $22.5 million, $20.2 million, $10.3 million, $4.5 million, and $0.1 million for fiscal 2005, fiscal 2006, fiscal 2007, fiscal 2008, and fiscal 2009, respectively. Throughout fiscal 2004, we made considerable expenditures designed to expand our global telecommunications network. We now operate a total of ten international gateway switches, broken down as follows: five in the United States., two in the United Kingdom and one each in Argentina, Peru and Hong Kong. Currently, we anticipate making further expenditures to bolster our network infrastructure in the United States and Europe and to expand our capacity in South America and Asia. In addition, in fiscal 2005, we anticipate the buildout of an additional switch in each of the United States and the United Kingdom. We currently anticipate that total capital expenditures for fiscal 2005 will be in the $85 to $95 million range and that investments in proprietary film productions, film licenses and DVD mastering for fiscal 2005 will be in the $75 million to $85 million range. These estimates are contingent upon several factors, including, but not limited to, the specific timing of our site build-outs, market prices for telecommunications equipment and film licenses, the availability of such equipment in the distressed asset market, the availability of film licenses that meet our return on investment criteria, the specific timing of our network expansion projects and our proprietary film productions, the rate of new DVD title introductions, and Net2Phone’s build-out of its infrastructure and deployment of equipment related to existing and potential contract obligations with cable and broadband operators. We have generally adopted a strategy of investing in network expansion only as the need arises, as dictated by our telecommunications traffic volumes. Therefore, the timing of our network expansion, and the coincident purchases of property, plant and equipment, are highly dependent upon the timing and magnitude of the growth in our telecommunications minutes of use. We expect to fund our capital expenditure and DVD mastering investments with our operating cash flows and with our cash, cash equivalents and marketable securities balances. From time to time, we will also finance a portion of our capital expenditures through capital leases, with the cost of such financing the primary consideration in determining our financing activity. We also expect to fund all or part of our investments in proprietary film productions and film licenses with bank facilities entered into by IDT Entertainment or its subsidiaries that are developing or licensing the property. We do not anticipate that the lenders under such facilities will have recourse against IDT Corporation.

We generated $61.9 million in cash from financing activities during fiscal 2004 compared to $21.3 million in cash that was used for financing activities during the year ended July 31, 2003. We received approximately $53.9 million in proceeds from the exercise of IDT stock options during fiscal 2004 compared to $24.5 million received during the year ended July 31, 2003. The increase in proceeds from the exercise of IDT stock options was due primarily to an increase during the second quarter of fiscal 2004 in our stock price, which resulted in a sharp increase in the number of stock options exercised. In addition, during fiscal 2004, we received approximately $5.4 million in proceeds from the exercise of stock options granted by Net2Phone. In addition, as further described below, during fiscal 2004 we received net proceeds of $53.0 million (net of

$5.6 million paid by IDT) as a result of Net2Phone’s common stock offering in November 2003. We repaid capital lease obligations of $24.4 million and $26.8 million during the years ended July 31, 2004 and 2003, respectively. In addition, we distributed to the minority equity holder of our Union Telecard Alliance subsidiary and its consolidated partners $27.3 million and $22.0 million in cash during fiscal 2004 and 2003, respectively.

In November 2003, Net2Phone issued additional shares through an underwritten common stock offering. The offering, which was priced at $4.50 per share, included 11.5 million shares issued to the public, and an aggregate of 2.5 million shares purchased by IDT and Liberty Media. Net2Phone received net proceeds of $58.6 million from the offering (of which $5.6 million was paid by IDT). Net2Phone has used and intends to use the net proceeds from the common stock offering for general corporate purposes, capital expenditures, and working capital, including funding its cable and other broadband telephony business.

Under our existing stock repurchase program, our Board of Directors has authorized the repurchase of up to 15 million shares of our Class B common stock and up to 5 million shares or our common stock. We have not repurchased any shares under the existing share repurchase program to date.

The long distance telecommunications industry has been characterized by significant declines in both per-minute revenues and per-minute costs. During fiscal 2004, IDT Telecom’s average revenue-per-minute was $0.0815 per minute, down 8.2% from $0.0888 per minute for the year ended July 31, 2003. IDT Telecom’s average termination cost per-minute dropped approximately 6.8%, to $0.0699 in fiscal 2004, from $0.0750 in the year ended July 31, 2003. In the past, and over time, we believe that these factors tend to offset each other, with prices and costs moving in the same general direction. However, over a shorter term, such as one quarter or one year, the drop in pricing could outpace the drop in costs, or vice versa. In addition, due to continued pricing pressure in most of the retail and wholesale markets in which we compete, we might be compelled to pass along most or all of our per-minute cost savings to our customers in the form of lower rates. We might also be unable, in the event that some of our per-minute costs rise, to immediately pass along the additional costs to our customers in the form of higher rates. Consequently, over any given period, gross margins could expand or narrow, based solely on the timing of changes in revenue-per-minute and cost-per-minute. In addition, we rely in part on third-party providers for termination of our minutes. As our minutes-of-use have steadily grown, we have invested to expand our network to carry more of our own traffic. However, in the short term, the incremental demand for usage might outpace the rate use. Therefore, we could become increasingly dependent upon third-party providers for our minutes termination. In the past, we have attempted to leverage our buying power to negotiate more favorable rates with these suppliers. However, we cannot guarantee that we will be successful in procuring more favorable rates for minutes termination. As such, there can be no assurance that we will be able to maintain our gross margins at the current level, in the face of lower per-minute revenues. Within our consumer phone services business, we provide the local portion of our bundled local/long distance services by utilizing UNE-P, which allows a competitive carrier such as IDT to access customer’s premises (local loop) as well as switching capabilities at a regulated wholesale cost per customer, which is paid to the incumbent local exchange carriers . The ILECs have been seeking an increase in the rate that they may charge to competitive carriers for these services. The FCC is currently reviewing regulations around UNE-P, which might result in increased costs to competitive carriers. Accordingly, our UNE-P costs may increase substantially and we may not be able to pass along such cost increases to our customers, resulting in reduced margins in this business.

On December 1, 2003, we consummated the acquisition of a controlling interest in Mainframe Entertainment for an aggregate cash purchase price of $7.6 million. Mainframe is a creator of computer generated image animation for feature films, TV and direct-to-video/DVD products.

On December 11, 2003, we consummated the acquisition of Anchor Bay for an aggregate cash purchase price of approximately $57.5 million, net of cash acquired. Anchor Bay is an independent video label that licenses films and other programming for home entertainment distribution.

On March 29, 2004, we consummated the acquisition of DKP Effects for an aggregate purchase price of $7.5 million, consisting of 0.3 million shares of our Class B common stock, with a fair market value of $6.0 million and $1.5 million in cash. DKP Effects is in the business of producing 3D animation and special effects.

On June 9, 2004, we consummated the acquisition of Manga Entertainment for an aggregate purchase price of $18.0 million, consisting of $6.1 million in cash and 0.7 million shares of our Class B common stock, with a fair market value of $11.9 million. Manga Entertainment is a film company specializing in the production, distribution and worldwide marketing of Japanese animation, or anime, for home video/DVD release, theatrical, and television broadcast.

We continued to fund our IDT Entertainment and IDT Capital segments throughout fiscal 2004. We anticipate that IDT Entertainment and IDT Capital will continue to rely on us to fund their cash needs, including operating expenses, capital expenditures, investments in proprietary film productions, film licenses and DVD mastering, and potential acquisitions. Currently, IDT Entertainment is aggressively pursuing acquisitions and/or other investments, primarily in its animation business line and anticipates raising additional funds primarily through bank financings.

On May 12, 2004, we announced a reorganization of IDT Solutions that included exiting IDT Solutions’ CLEC business by ending the provision of retail switched communications services. The division currently provides service only to select governmental customers in 14 markets. We estimate that the total IDT Solution net loss in fiscal 2005 and beyond, as a result of the ongoing restructuring and business service discontinuation activities, will be approximately $25—$30 million. We also estimate that total net cash outlays in fiscal 2005 and beyond to fund the operating losses and to satisfy all remaining liabilities and contractual obligations of IDT Solutions will be approximately $45—$50 million.

Changes in Other Current Assets, Trade Accounts Receivable, Allowance for Doubtful Accounts and Deferred Revenue

Our other current assets increased to $107.0 million at July 31, 2004 compared to $81.3 million at July 31, 2003, primarily as a result of the acquisition of Anchor Bay and Mainframe during the second quarter of fiscal 2004 and Manga Entertainment during the fourth quarter of fiscal 2004. Gross trade accounts receivable increased from $168.9 million at July 31, 2003 to $241.5 million at July 31, 2004, reflecting the acquisitions of Anchor Bay, Mainframe, DKP Effects and Manga Entertainment, and the organic revenue growth of our existing businesses. In addition, the average age of the gross trade accounts receivable of our existing businesses increased, as measured by number of day sales outstanding, primarily as a result of increased consumer phone services receivables resulting from the rollout of our local and bundled phone offerings. The average age of our consumer phone services receivables has traditionally been significantly higher than the average age of receivables of our other businesses.

The allowance for doubtful accounts as a percentage of gross trade accounts receivable decreased from 25.2% at July 31, 2003, to 23.8% at July 31, 2004, due primarily to the increase in gross receivables as a result of our acquisitions.

Deferred revenue as a percentage of total revenues vary from period to period, depending on the mix and the timing of revenues. We have experienced a steady increase in sales of our calling cards and consumer phone services both in the United States as well as in Europe, resulting in a continued increase in deferred revenue for IDT Telecom. Deferred revenue at IDT Entertainment arises primarily from fee-for-hire production services, and can vary significantly from quarter to quarter and year to year, depending on the timing of production cash receipts. Consolidated deferred revenue decreased to $140.8 million at July 31, 2004 compared to $145.3 million at July 31, 2003, as a result of the timing of production cash receipts primarily at IDT Entertainment’s DPS Film Roman unit, offset by the increase in deferred revenue at IDT Telecom. We expect to experience further increases in deferred revenue at IDT Telecom throughout fiscal 2005, as we anticipate a continued increase in calling card sales and increased revenues from our bundled consumer phone services.

Other Sources and Uses of Resources

We intend to, where appropriate, make strategic acquisitions to expand our telecommunications businesses. These acquisitions could include, but are not limited to, acquisitions of telecommunications equipment, telecommunications network capacity, customer bases or other assets. From time to time, we evaluate potential acquisitions of companies, technologies, products and customer accounts that complement our businesses. We also intend to make strategic acquisitions to complement and/or expand our IDT Entertainment and IDT Capital segments. In considering acquisitions, we will search for opportunities to profitably grow our existing businesses, to add qualitatively to the range of businesses in the IDT portfolio, to achieve operational synergies and to supplement our existing network expansion plans through the timely purchase from third parties of necessary equipment. At this time, we cannot guarantee that we will be presented with acquisition opportunities that meet our return on investment criteria, or that our efforts to acquire such companies that meet our criteria will be successful.

We believe that, based upon our present business plan, and due to the large balance of cash, cash equivalents and marketable securities we held as of July 31, 2004, our existing cash resources will be sufficient to meet our currently anticipated working capital and capital expenditure requirements, as well as our investment in proprietary film productions, film licenses and DVD mastering requirements, and to fund any potential operating cash flow deficits within any of our segments for at least the next twelve months. If our growth exceeds current expectations or if we acquire the business or assets of another company, we might need to raise additional capital from equity or debt sources. There can be no assurance that we will be able to raise such capital on favorable terms or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our anticipated expansion, which could have a material adverse effect on our business, financial condition and/or results of operations.

The following tables quantify our future contractual obligations and commercial commitments, as of July 31, 2004 (in millions):

CONTRACTUAL OBLIGATIONS

Payments Due by Period

	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Capital lease obligations	$57.6	$23.5	$29.7	$4.4	$—
Operating leases	300.4	64.2	71.3	47.8	117.1
Other long-term obligations (1) (2) (3) (4)	28.9	5.1	23.8	—	—
Purchase obligations	8.9	8.9	—	—	—

TOTAL CONTRACTUAL CASH OBLIGATIONS	$395.8	$99.0	$127.5	$52.2	$117.1

(1) Includes Net2Phone’s $17.3 million long-term debt obligation to Deutsche Bank, which matures in 2006. This obligation is secured by standby letters of credit from a U.S. commercial bank, which are, in turn, collateralized by $20.6 million of marketable securities held by the bank.

(2) Includes our guarantee to invest at least $2.7 million in new content acquisitions and co-productions on behalf of Manga Entertainment between June 9, 2004 and June 9, 2005, and $6.5 million between June 9, 2004 and June 9, 2006. In addition, in the event that Manga Entertainment meets or exceeds certain financial projections between the period commencing July 1, 2004 through June 30, 2007, we will pay Palm Entertainment additional earnout consideration of $2.0 million. The earnout consideration is not included in the above table due to the uncertainty of the ultimate outcome.

(3) In connection with our July 2003 purchase of an equity interest in Vanguard Animation, LLC, we entered into an agreement to lend Vanguard, under certain conditions as defined, up to $8.0 million, of which up to $5.0 million remains available to them (after Vanguard’s exercise of an aggregate of $3.0 million in drawn downs in the fourth quarter of fiscal 2004), after July 21, 2005. The remaining $5.0 million line available to Vanguard is not included in the above table due to the uncertainty of the ultimate outcome.

(4) Includes our $2.4 million marked-to-market obligation as of July 31, 2004, to guarantee the value of 0.8 million shares of Class B common stock, until August 9, 2004, issued in connection with the PT-1 settlement.

OTHER COMMERCIAL COMMITMENTS

Payments Due by Period

	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Standby letters of credit	$ 35.4	$ 7.5	$ 23.0	$ 4.9	$ —

Foreign Currency Risk

Revenues from our international operations represented 23%, 19%, and 19% of our consolidated revenues for the years ended July 31, 2004, 2003 and 2002, respectively. A significant portion of these revenues are in denominations other than the U.S. Dollar. Foreign currency exchange risk that we are subject to is mostly mitigated by our ability to offset the majority of these non dollar-denominated revenues with operating expenses that are paid in the same currencies. As such, the net amount of our exposure to foreign currency exchange rate changes is not material.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

The Securities and Exchange Commission’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in commodity prices. We are exposed to changes in interest rates primarily from our investments in cash equivalents and marketable securities. On occasion, we use interest rate derivative instruments to manage our exposure to interest rate changes, such as total return swap agreements. We do not consider our market risk exposure relating to foreign currency exchange to be material, as we generally have sufficient cash outflows based in these currencies to largely offset the cash inflows based in these currencies, thereby creating a natural hedge. In order to mitigate the risk associated with the small amounts of remaining net foreign exchange exposure, which we experience from time to time, we have, on occasion, entered into foreign exchange hedges. In addition to but separate from our primary business, we hold a small portion of our total asset portfolio in hedge funds for speculative and strategic purposes. As of July 31, 2004, the carrying value of our investments in such hedge funds was approximately $44.2 million. Investments in hedge funds carry a significant degree of risk, which will depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that hedge fund managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our interests in these funds may go down as well as up and we may not receive, upon redemption, the amounts originally invested.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and supplementary data of the Company and the report of the independent registered public accounting firm thereon set forth on pages F-1 through F-41 herein are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.    Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, such officers have concluded that as of such date, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting during the quarter ended July 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2004, and which is incorporated by reference herein.

We make available free of charge through the investor relations page of our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and all beneficial ownership reports on Forms 3, 4 and 5 filed by directors, officers and beneficial owners of more than 10% of our equity as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. We have adopted codes of business conduct and ethics for all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. Copies of the codes of business conduct and ethics are available on our Web site.

Our Web site and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K or our other filings with the SEC.

Item 11. EXECUTIVE COMPENSATION.

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2004, and which is incorporated by reference herein.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2004, and which is incorporated by reference herein.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2004, and which is incorporated by reference herein.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2004, and which is incorporated by reference herein.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this Report:

1.	Financial Statements.
2.	Financial Statement Schedule.

Schedule No.	Description
I.	Valuation and Qualifying Accounts

3.	Exhibits.

Exhibit Number		Description of Exhibits
3.01	(1)	Restated Certificate of Incorporation of the Registrant.

3.02	(23)	Amended and Restated By-laws of the Registrant.

3.03	(12)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.

10.01	(2)	Employment Agreement between the Registrant and Howard S. Jonas.

10.02	(14)	1996 Stock Option and Incentive Plan, as amended and restated, of the Registrant.

10.03	(3)	Form of Stock Option Agreement under the 1996 Stock Option and Incentive Plan.

10.04	(4)	Form of Registration Rights Agreement between certain stockholders and the Registrant.

10.05	(5)	Form of Registration Rights Agreement between Howard S. Jonas and the Registrant.

10.06	(7)	Employment Agreement between the Registrant and James Courter.

10.07		Intentionally omitted.

10.08	(7)	Loan Agreement, dated May 17, 1999, between the Registrant and Stephen Brown.

10.09	(7)	Internet/Telecommunications Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.
10.10	(7)	Joint Marketing Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

10.11	(7)	IDT Services Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

10.12	(7)	Net2Phone Services Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

10.13	(7)	Assignment Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

10.14	(7)	Tax Sharing and Indemnification Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

10.15	(7)	Separation Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

10.16	(7)	Co-location and Facilities Management Services Agreement, dated as of May 20, 1999, by and between Registrant and Net2Phone, Inc.

10.17	(8)	Lease of 520 Broad Street, Newark, New Jersey.

10.18	(8)	Amendment to Lease of 520 Broad Street, Newark, New Jersey.

10.19	(19)	Subscription Agreement, dated as of March 24, 2000, between IDT Corporation and Liberty Media Corporation.

10.20	(10)	Amendment to Subscription Agreement, dated as of May 26, 2000, between IDT Corporation and Liberty Media Corporation.

10.21	(9)	Letter Agreement, dated as of March 28, 2000, between IDT Corporation, AT&T Corp. and Net2Phone, Inc.

Exhibit Number		Description of Exhibits

10.22	(9)	Letter Agreement, dated as of March 30, 2000, between IDT Corporation, AT&T Corp. and Net2Phone, Inc.

10.23	(11)	Conversion, Termination and Release Agreement, dated as of April 30, 2000, between IDT Corporation, Terra Networks, S.A., Terra Networks USA, Inc., Terra Networks Access Services USA LLC and Terra Networks Interactive Services USA LLC.

10.24	(12)	Stock Exchange Agreement, dated as of April 18, 2001, by and among IDT Investments Inc., IDT Corporation, IDT America, Corp., 225 Old NB Road, Inc., 226 Old NB Road, Inc., 60 Park Place Holding Company, Inc., Liberty Media Corporation, Microwave Holdings, L.L.C. and Liberty TP Management, Inc.

10.25	(12)	Stockholders Agreement, dated as of November 26, 1997, by and among Teligent, Inc., Microwave Services, Inc., Telcom-DTS Investors, L.L.C. and NTTA&T Investment Inc. (Incorporated by reference to Exhibit 2 to Schedule 13D, filed by The Associated Group, Inc. and Microwave Services, Inc. on December 8, 1997 with respect to securities of Teligent, Inc.).

10.26	(12)	Registration Rights Agreement, dated as of March 6, 1998, by and between Teligent, Inc. and Microwave Services, Inc. (Incorporated by reference to Exhibit 6 to Amendment No. 1 to Schedule 13D, filed by The Associated Group, Inc. and Microwave Services, Inc. on March 9, 1998 with respect to securities of Teligent, Inc.).

10.27	(12)	Stockholders Agreement, dated as of January 13, 2000, by and among Alex J. Mandl, Liberty Media Corporation, Telcom-DTS Investors, L.L.C. and Microwave Services, Inc. (Incorporated by reference to Exhibit 7(i) to Schedule 13D/A, filed by Liberty AGI, Inc. on January 14, 2000 with respect to securities of Teligent, Inc.).

10.28	(13)	Amendment to the Employment Agreement between the Registrant and James A. Courter.

10.29	(13)	Amendment No. 2 to the Employment Agreement between the Registrant and James A. Courter.

10.30	(14)	Asset Purchase Agreement, dated December 18, 2001, between IDT Winstar Acquisition, Inc., Winstar Communications, Inc. and the subsidiaries of Winstar listed on Appendix 1 thereto.

10.31	(15)	Employment Agreement between the Registrant and Howard S. Jonas.

10.32	(16)	Limited Liability Company Agreement, dated as of October 19, 2001, of Net2Phone Holdings, by IDT D-U.

10.33	(16)	Amended and Restated Limited Liability Company Agreement, dated as of October 19, 2001, of Net2Phone Holdings, by and among AT&T, ITelTech, IDT and IDT D-U.

10.34	(16)	Second Amended and Restated Limited Liability Company Agreement, dated as of October 19, 2001, of Net2Phone Holdings, by and among AT&T, ITelTech, IDT, IDT D-U, IDT Investments, Liberty Media and LMC.

10.35	(17)	Amended and Restated Limited Liability Company Agreement, dated as of November 8, 2001, of IT Stock, LLC by Net2Phone Holdings.

10.36	(17)	Amendment No. 1 to the Second Amended and Restated Limited Liability Company Agreement, dated as of October 31, 2001, of Net2Phone Holdings, by and among AT&T, ITelTech, IDT, IDT D-U, IDT Investments, Liberty Media and LMC.

10.37	(18)	Amendment No. 1 to Securities Purchase Agreement, dated April 24, 2002, by and among the Registrant, UTCG Holdings LLC and Union Telecard Alliance, LLC.

10.38	(18)	Amended and Restated Operating Agreement of Union Telecard Alliance, LLC, dated April 24, 2002, by and among UTCG Holdings LLC, IDT Domestic-Union, LLC, the Registrant and Union Telecard Alliance, LLC.

10.39	(18)	Amended and Restated Distribution Agreement, dated April 24, 2002, by and between IDT Netherlands, B.V. and Union Telecard Alliance, LLC.

10.40	(18)	Unit Purchase Agreement, dated April 10, 2002, by and among WCI Capital Corp., Dipchip Corp., the Registrant and Winstar Holdings, LLC.

10.41	(18)	Lock-up, Registration Rights and Exchange Agreement, dated June 6, 2000, by and between the Registrant and Liberty Media Corporation.

Exhibit Number		Description of Exhibits

10.42	(18)	Letter Agreement, dated April 22, 2002, by and between Charles Garner and the Registrant.

10.43	(18)	Employment Agreement, dated February 4, 2002, by and between the Registrant and E. Brian Finkelstein.

10.44	(18)	Amendment to the Employment Agreement, dated October 24, 2002, between the Registrant and E. Brian Finkelstein.

10.45	(19)	Purchase Agreement, dated December 19, 2002, by and among AT&T Corp., ItelTech, LLC, IDT Corporation, IDT Investments, Inc., IDT Domestic-Union, LLC, Liberty Media Corporation, LMC Animal Planet, Inc., Liberty N2P II, Inc. and NTOP Holdings, LLC.

10.46	(21)	1996 Stock Option and Incentive Plan, as amended and restated, of IDT Corporation.

10.47	(20)	Settlement Agreement, dated October 10, 2000, between Tyco Group S.a.r.l., TyCom (US) Inc., Tyco International Ltd., Tyco International (US) Inc. and TyCom Ltd., on the one hand, and IDT Europe B.V.B.A. and IDT Corporation, on the other hand.

10.48	(22)	Subscription Agreement, dated April 17, 2003, between IDT Media, Inc. and Liberty IDTMED, Inc.

10.49	(22)	Registration Rights Agreement, dated as of April 17, 2003, by and between IDT Media and Liberty IDTMED, Inc.

10.50	(23)	NTOP Holdings, LLC Right of First Offer.

21.01	*	Subsidiaries of the Registrant.

23.01	*	Consent of Ernst & Young LLP.

31.1*		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* filed herewith

(1) Incorporated by reference to Form S-1 filed February 21, 1996 file no. 333-00204.

(2) Incorporated by reference to Form S-1 filed January 9, 1996 file no. 333-00204.

(3) Incorporated by reference to Form S-1/A filed January 7, 1997 file no. 333-18901.

(4) Incorporated by reference to Form S-1 filed March 8, 1996 file no. 333-00204.

(5) Incorporated by reference to Form S-1 filed March 14, 1996 file no. 333-00204.

(6) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1998, filed October 29, 1998.

(7) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1999, filed June 14, 1999.

(8) Incorporated by reference to Form 10-Q for the fiscal quarter ended January 31, 2000, filed March 16, 2000.

(9) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 2001, filed March 12, 2000.

(10) Incorporated by reference to Schedule 14C filed June 12, 2000.

(11) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 2000, filed June 14, 2000.

(12) Incorporated by reference to Schedule 13D filed on April 30, 2001.

(13) Incorporated by reference to Form 10-Q for the fiscal quarter ended October 31, 2001, filed December 17, 2001.

(14) Incorporated by reference to Form 8-K filed January 3, 2002.

(15) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 2002, filed June 14, 2002.

(16) Incorporated by reference to Schedule 13D, filed on October 25, 2001, with respect to Net2Phone, by Net2Phone Holdings, L.L.C., IDT Domestic-Union, LLC, IDT Investments Inc., IDT Nevada Holdings, Inc., IDT Domestic Telecom, Inc., IDT Telecom, Inc., IDT Corporation, Howard S. Jonas, ITelTech, LLC and AT&T Corp.

(17) Incorporated by reference to Schedule 13D/A, filed on November 15, 2001, with respect to Net2Phone, by IT Stock, Net2Phone Holdings, IDT D-U, IDT Investments, IDT Nevada, IDT D-T, IDT Telecom, IDT, Howard S. Jonas, ITelTech and AT&T.

(18) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 2002, filed October 29, 2002.

(19) Incorporated by reference to Form 10-Q for the fiscal quarter ended January 31, 2003, filed March 14, 2003.

(20) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 2003, filed June 16, 2003.

(21) Incorporated by reference to Form S-8 filed June 5, 2003.

(22) Incorporated by reference to Form 10-K/A for the fiscal year ended July 31, 2003, filed February 10, 2004.

(23) Incorporated by reference to Form 10-Q for the fiscal quarter ended January 31, 2004, filed March 16, 2004.

(b) Reports on Form 8-K.

During the fourth quarter of fiscal 2004, we filed a Current Report on Form 8-K on June 10, 2004 to report our financial results for the third quarter of fiscal 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT CORPORATION

By:	/s/ JAMES A. COURTER
James A. Courter Vice Chairman and Chief Executive Officer

Date:	October 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date
/S/ HOWARD S. JONAS Howard S. Jonas	Chairman of the Board and Director	October 14, 2004

/S/ JAMES A. COURTER James A. Courter	Vice Chairman, Chief Executive Officer and Director (Principal Executive Officer)	October 14, 2004

/S/ STEPHEN R. BROWN Stephen R. Brown	Chief Financial Officer, Treasurer and Director (Principal Financial Officer)	October 14, 2004

/S/ MARCELO FISCHER Marcelo Fischer	Chief Accounting Officer and Controller (Principal Accounting Officer)	October 14, 2004

/S/ IRA A. GREENSTEIN Ira A. Greenstein	Director	October 14, 2004

/S/ JOYCE J. MASON Joyce J. Mason	Director	October 14, 2004

/S/ MARC E. KNOLLER Marc E. Knoller	Director	October 14, 2004

/S/ MOSHE KAGANOFF Moshe Kaganoff	Director	October 14, 2004

/S/ J. WARREN BLAKER J. Warren Blaker	Director	October 14, 2004

/S/ RUDY BOSCHWITZ Rudy Boschwitz	Director	October 14, 2004

Signature	Titles	Date
/S/ SAUL K. FENSTER Saul K. Fenster	Director	October 14, 2004

/S/ JAMES S. GILMORE, III James S. Gilmore, III	Director	October 14, 2004

/S/ JACK KEMP Jack Kemp	Director	October 14, 2004

/S/ JEANE J. KIRKPATRICK Jeane J. Kirkpatrick	Director	October 14, 2004

/S/ MICHAEL J. LEVITT Michael J. Levitt	Director	October 14, 2004

/S/ WILLIAM F. WELD William F. Weld	Director	October 14, 2004

IDT CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

IDT Corporation

We have audited the accompanying consolidated balance sheets of IDT Corporation as of July 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IDT Corporation at July 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 5 to the accompanying consolidated financial statements, the company changed its method of accounting for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective August 1, 2001.

/S/ ERNST & YOUNG LLP

New York, New York

October 8, 2004

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

July 31 (in thousands, except share data)	2004	2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$142,177	$99,046
Marketable securities	897,130	921,669
Trade accounts receivable, net of allowance for doubtful accounts of $57,384 at July 31, 2004 and $42,586 at July 31, 2003	184,125	126,303
Other current assets	106,976	81,304

TOTAL CURRENT ASSETS	1,330,408	1,228,322
Property, plant and equipment, net	261,760	286,807
Goodwill	89,534	41,651
Licenses and other intangibles, net	32,928	23,503
Investments	66,870	41,628
Restricted cash and marketable securities	22,620	23,064
Other assets	70,237	87,367

TOTAL ASSETS	$1,874,357	$1,732,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$140,296	$106,836
Accrued expenses	213,116	186,254
Deferred revenue	140,755	145,343
Capital lease obligations — current portion	21,793	27,862
Other current liabilities	9,404	8,061

TOTAL CURRENT LIABILITIES	525,364	474,356
Deferred tax liabilities, net	145,037	143,542
Capital lease obligations — long-term portion	31,810	45,084
Other liabilities	48,218	24,486

TOTAL LIABILITIES	750,429	687,468
Minority interests	132,695	147,347
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized shares — 10,000,000; no shares issued	—	—
Common stock, $.01 par value; authorized shares — 100,000,000; 25,074,860 shares issued at July 31, 2004 and 2003; 19,140,933 and 22,067,468 shares outstanding at July 31, 2004 and 2003, respectively	192	221
Class A common stock, $.01 par value; authorized shares — 35,000,000; 9,816,988 shares issued and outstanding at July 31, 2004 and 2003	98	98
Class B common stock, $.01 par value; authorized shares — 100,000,000; 68,727,201 and 56,342,853 shares issued at July 31, 2004 and 2003, respectively; 67,118,911 and 50,102,100 shares outstanding at July 31, 2004 and 2003, respectively	671	501
Additional paid-in capital	800,618	654,170
Treasury stock, at cost, consisting of 5,933,927 and 3,007,392 shares of common stock and 1,608,290 and 6,240,753 shares of Class B common stock at July 31, 2004 and 2003, respectively	(121,969)	(150,603)
Deferred compensation	(13,795)	—
Accumulated other comprehensive income (loss)	19,909	(8,080)
Retained earnings	305,509	401,220

TOTAL STOCKHOLDERS’ EQUITY	991,233	897,527

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,874,357	$1,732,342

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended July 31 (in thousands, except per share data)	2004	2003	2002

REVENUES	$2,216,905	$1,834,547	$1,583,794
COSTS AND EXPENSES:
Direct cost of revenues (exclusive of depreciation and amortization)	1,679,153	1,409,465	1,214,802
Selling, general and administrative	492,103	421,829	451,476
Depreciation and amortization	99,868	89,309	83,916
Settlement of litigation	—	(58,034)	—
Non-cash compensation (all of which is attributable to selling, general and administrative)	9,492	32,286	16,440
Restructuring and impairment charges	58,220	13,312	257,501

TOTAL COSTS AND EXPENSES	2,338,836	1,908,167	2,024,135

Loss from operations	(121,931)	(73,620)	(440,341)
Interest income, net	22,315	26,095	24,174
Other income (expense):
Gain on sale of subsidiary stock	9,418	22,422	—
Arbitration award	21,618	—	—
Equity in loss of affiliates	—	(4,425)	(2,226)
Investment and other income (expense), net	16,767	(15,327)	(13,754)

Loss before minority interests, income taxes, and cumulative effect of accounting change	(51,813)	(44,855)	(432,147)
Minority interests	(34,317)	(43,035)	151,436
(Provision for) benefit from income taxes	(9,581)	70,373	124,345

Loss before cumulative effect of accounting change	(95,711)	(17,517)	(156,366)
Cumulative effect of accounting change, net of income taxes of $3,525	—	—	(146,983)

NET LOSS	$(95,711)	$(17,517)	$(303,349)

Earnings per share:
Loss before cumulative effect of accounting change:
Basic	$(1.09)	$(0.22)	$(2.08)
Diluted	$(1.09)	$(0.22)	$(2.08)
Cumulative effect of accounting change, net of income taxes:
Basic	$—	$—	$(1.96)
Diluted	$—	$—	$(1.96)
Net loss:
Basic	$(1.09)	$(0.22)	$(4.04)
Diluted	$(1.09)	$(0.22)	$(4.04)
Weighted-average number of shares used in calculation of earnings per share:
Basic	87,920	80,176	75,108
Diluted	87,920	80,176	75,108

See accompanying notes to consolidated financial statements.

[THIS PAGE INTENTIONALLY LEFT BLANK]

IDT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Class A Common Stock
	Shares	Amount	Shares	Amount

BALANCE AT JULY 31, 2001	22,791,789	$228	9,816,988	$98

Exercise of stock options	1,906,594	19	—	—
Income tax benefit from stock options exercised	—	—	—	—
Conversion of common stock to Class B common stock	(3,728,949)	(37)	—	—
Modification of stock options	—	—	—	—
Issuance of Class B common stock for acquisitions	—	—	—	—
Change in unrealized gain (loss) in available-for-sale securities, net of $717 tax expense	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Repurchase of common stock	(1,400,800)	(14)	—	—
Net loss for the year ended July 31, 2002	—	—	—	—
Comprehensive loss

BALANCE AT JULY 31, 2002	19,568,634	196	9,816,988	98

Exercise of stock options	158,763	2	—	—
Income tax benefit from stock options exercised	—	—	—	—
Issuance of Class B common stock for acquisitions	—	—	—	—
Class B common stock issued to outside consultant	—	—	—	—
Non-cash compensation	—	—	—	—
Conversion of common stock options to Class B common stock options	—	—	—	—
Conversion of common stock to Class B common stock	(72,500)	(1)	—	—
Exchange of common stock and Class B common stock	2,412,571	24	—	—
Change in unrealized loss in available-for-sale securities, net of $3,954 tax benefit	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Net loss for the year ended July 31, 2003	—	—	—	—
Comprehensive loss

BALANCE AT JULY 31, 2003	22,067,468	221	9,816,988	98

Exercise of stock options	—	—	—	—
Issuance of shares of Class B common stock through employee stock purchase plan	—	—	—	—
Issuance of Class B common stock for acquisitions and exchanges	—	—	—	—
Issuance of Class B common stock in connection with PT-1 settlement	—	—	—	—
Issuance of Class B common stock for purchase of property	—	—	—	—
Issuance of Class B common stock for guarantee of stock price to AT&T	—	—	—	—
Non-cash compensation	—	—	—	—
Restricted Class B common stock issued to employees	—	—	—	—
Amortization of deferred compensation	—	—	—	—
Exchange of common stock and Class B common stock	(2,926,535)	(29)	—	—
Change in unrealized gain in available-for-sale securities	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Net loss for the year ended July 31, 2004	—	—	—	—
Comprehensive loss

BALANCE AT JULY 31, 2004	19,140,933	$192	9,816,988	$98

See accompanying notes to consolidated financial statements.

Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Shares	Amount

39,291,411	$393	$494,093	$(138,087)	$—	$(2,575)	$722,086	$1,076,236

4,497,114	45	53,860	—	—	—	—	53,924
—	—	21,601	—	—	—	—	21,601
3,810,265	38	(1)	—	—	—	—	—
—	—	1,894	—	—	—	—	1,894
2,391,891	24	34,940	—	—	—	—	34,964
—	—	—	—	—	1,075	—	1,075
—	—	—	—	—	(935)	—	(935)
—	—	—	(15,626)	—	—	—	(15,640)
—	—	—	—	—	(303,349)	(303,349)	(303,349)
					(303,209)

49,990,681	500	606,387	(153,713)	—	(2,435)	418,737	869,770

2,416,409	24	21,368	3,110	—	—	—	24,504
—	—	9,802	—	—	—	—	9,802
1,636	—	—	—	—	—	—	—
33,445	—	500	—	—	—	—	500
—	—	2,480	—	—	—	—	2,480

—	—	13,633	—	—	—	—	13,633
72,500	1	—	—	—	—	—	—
(2,412,571)	(24)	—	—	—	—	—	—
—	—	—	—	—	(5,931)	—	(5,931)
—	—	—	—	—	286	—	286
—	—	—	—	—	(17,517)	(17,517)	(17,517)
					(23,162)

50,102,100	501	654,170	(150,603)	—	(8,080)	401,220	897,527

4,816,697	48	47,816	5,998	—	—	—	53,862
55,904	1	876	—	—	—	—	877
6,742,913	67	38,485	38,164	—	—	—	76,716
754,617	8	11,877	—	—	—	—	11,885
229,001	2	4,129	—	—	—	—	4,131
107,768	1	2,159	—	—	—	—	2,160
210,664	2	1,798	—	—	—	—	1,800
1,172,712	12	23,780	—	(23,792)	—	—	—
—	—	—	—	9,997	—	—	9,997
2,926,535	29	15,528	(15,528)	—	—	—	—
—	—	—	—	—	25,410	—	25,410
—	—	—	—	—	2,579	—	2,579
—	—	—	—	—	(95,711)	(95,711)	(95,711)
					(67,722)

67,118,911	$671	$800,618	$(121,969)	$(13,795)	$19,909	$305,509	$991,233

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended July 31 (in thousands)	2004	2003	2002
OPERATING ACTIVITIES
Net loss	$(95,711)	$(17,517)	$(303,349)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	99,868	89,309	83,916
Restructuring and impairment charges	52,366	12,666	257,501
Write-off of inventory	—	—	2,773
Loss on sale of assets	—	—	3,707
Cumulative effect of accounting change before income taxes	—	—	150,508
Minority interests	34,317	43,035	(151,436)
Price guarantee of Class B common stock	(2,680)	(470)	5,310
Settlement of litigation	14,300	(38,929)	—
Gain on buyout of minority interests by Net2Phone	(12,182)	—	—
Deferred tax liabilities	1,495	(69,627)	(135,799)
Provision for uncollectible accounts	34,324	24,606	23,170
Issuance of common stock to charitable foundation	—	—	2,952
Net realized (gains) losses from sales of marketable securities and investments	(1,906)	15,798	8,443
Equity in loss of affiliates	—	4,425	2,226
Non-cash compensation	9,492	32,286	16,440
Gain on sale of subsidiary stock	(9,418)	(22,422)	—
Change in assets and liabilities:
Trade accounts receivable	(69,930)	(20,889)	12,236
Prepaid royalties, licenses and acquired rights	(16,262)	—	—
Film costs	(2,207)	(4,809)	—
Other assets	13,703	(2,614)	(7,157)
Trade accounts payable, accrued expenses and other liabilities	32,678	(17,568)	(50,517)
Deferred revenue	(5,494)	9,814	42,807

Net cash provided by (used in) operating activities	76,753	37,094	(36,269)
INVESTING ACTIVITIES
Capital expenditures	(89,334)	(63,157)	(49,026)
Collection (Issuance) of notes receivable	15,234	(20,712)	(12,455)
Investments and acquisitions, net of cash acquired	(91,330)	(16,595)	(91,383)
Increase in cash from consolidation of Net2Phone	—	—	144,177
Sales and maturities of marketable securities	3,944,007	1,487,726	801,593
Purchases of marketable securities	(3,877,070)	(1,722,160)	(1,456,093)

Net cash used in investing activities	(98,493)	(334,898)	(663,187)
FINANCING ACTIVITIES
Distributions to minority shareholders of subsidiaries	(27,335)	(21,994)	(19,018)
Proceeds from exercise of stock options	53,862	24,504	53,924
Proceeds from employee stock purchase plan	877	—	—
Proceeds from exercise of stock options of Net2Phone	5,436	1,055	572
Proceeds from offering of common stock by Net2Phone	53,019	—	—
Repayment of capital lease obligations	(24,443)	(26,812)	(20,971)
Repayment of borrowings	—	—	(6,308)
Proceeds from sale of subsidiary stock	—	25,000	30,000

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

Year ended July 31 (in thousands)	2004	2003	2002
Cash and marketable securities restricted against letters of credit	$444	$(23,064)	$—
Repurchases of common stock and Class B common stock	—	—	(15,640)
Net cash provided by (used in) financing activities	61,860	(21,311)	22,559
Effect of exchange rate changes on cash and cash equivalents	3,011	2,697	1,290
Net increase (decrease) in cash and cash equivalents	43,131	(316,418)	(675,607)
Cash and cash equivalents at beginning of year	99,046	415,464	1,091,071

Cash and cash equivalents at end of year	$142,177	$99,046	$415,464

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for interest	$4,162	$4,583	$6,189

Cash payments made for income taxes	$12,566	$10,876	$12,176

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property, plant and equipment through capital lease obligations	$8,348	$24,546	$20,046

Issuance of Class B common stock for acquisitions and exchanges	$89,248	$—	$34,964

Issuance of Class B common stock for purchase of property	$4,131	$—	$—

Non-cash proceeds received from exercise of stock options	$27,500	$—	$—

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2004

1. Summary of Significant Accounting Policies

Description of Business

IDT Corporation (“IDT” or the “Company”) is a multinational telecommunications and entertainment company. IDT Telecom is the Company’s largest division, focused on marketing and selling prepaid and rechargeable calling cards, wholesale carrier services and local and long consumer distance phone services. IDT Entertainment is the Company’s second largest division, comprised of complementary operations and investments that enables it to acquire, develop, finance and produce animated entertainment programming and to distribute filmed entertainment content to the mass market. IDT’s Voice over IP segment consists mostly of Net2Phone, Inc., a provider of VoIP telephony products and services and of cable and other broadband telephony services. The Company’s IDT Capital (formerly known as Menlo Park and, before that, IDT Media) segment consists primarily of IDT’s brochure distribution and radio operations. The Company’s announced the reorganization of the IDT Solutions segment, which consists of Winstar Holdings, LLC. Once the reorganization is complete, IDT Solutions will no longer provide retail switched communication services to commercial customer. IDT Solutions currently provides communications services only to select governmental customers in 14 markets.

Basis of Consolidation and Accounting for Investments

The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. The consolidated financial statements include IDT’s controlled subsidiaries that are not considered variable interest entities. The Company has not identified any variable interests in which the Company is the primary beneficiary. Investments in businesses that IDT does not control, but has the ability to exercise significant influence over operating and financial matters, are accounted for using the equity method. Investments in which IDT does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method. Equity and cost method investments are included in Investments in the accompanying consolidated balance sheets. All intercompany transactions between the consolidated subsidiaries are eliminated. The Company periodically evaluates its cost method investments for impairment due to declines considered to be other than temporary. Such impairment evaluations include, in addition to persistent, declining market prices, general economic and company-specific evaluations. If the Company determines that a decline in cost value is other than temporary, then a charge to earnings is recorded in investment and other income (expense), net in the accompanying consolidated statements of operations for all or a portion of the unrealized loss, and a new cost basis in the investment is established.

The effect of any changes in the Company’s ownership interests resulting from the issuance of equity by one of its consolidated subsidiaries is included in the consolidated statements of operations in gain on sale of subsidiary stock.

Marketable Securities

The Company has investments in marketable securities that are considered “available-for-sale” under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses (net of income taxes) that are considered temporary in nature recorded in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. The fair values of the Company’s investments in marketable securities are determined based on market quotations. The Company periodically evaluates its investments in marketable securities for impairment due to declines in market value considered to be other than temporary. Such impairment evaluations include, in addition to persistent, declining market prices, general economic and company-specific evaluations. If the Company determines that a decline in market value is other than temporary, then a charge to earnings is recorded in investment and other income (expense), net in the accompanying consolidated statements of operations for all or a portion of the unrealized loss, and a new cost basis in the investment is established.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Traditional voice and Voice over IP (VoIP) telephony services sold by IDT Telecom and Net2Phone are generally recognized as revenue when services are provided, primarily on a per usage basis and/or a per monthly fee. Revenues derived from sales of calling cards is deferred upon sale of the cards. These deferred revenues are recognized when call usage of the cards occur, administrative fees are imposed, or no further obligations exist with respect to a calling card. Revenues from high-speed Internet and data services and local and long-distance voice services at IDT Solutions are recognized when services are provided. Net2Phone’s per subscriber activation fees which are invoiced based on contracted service commitment levels, are deferred when invoiced and recognized as revenue over the remaining life of the service agreement.

Revenues generated by IDT Entertainment relating to proprietary programs is recognized in accordance with Statement of Position (“SOP”) 00-02, Accounting by Producers of Distributors of Films as programs are exploited in the markets in which the Company has retained ownership rights, typically upon the receipt of statements from the Company’s licensees. In the event that a licensee pays the Company a nonrefundable minimum guarantee at the beginning of a license term, the Company will record this amount as revenue when all of the criteria for recognition pursuant to SOP 00-02 are met.

Revenues generated by IDT Entertainment relating to fee-for-hire productions is recognized in accordance with SOP 81-1, Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts. Revenues from fixed-price contracts are recognized under the percentage of completion method, measured by actual cost incurred to date versus an estimate of the remaining costs to complete each production. This method is used because management considers estimated costs to complete to be the best available measure of progress on these contracts.

Revenues generated by IDT Entertainment relating to video distribution activities are recognized upon the estimated receipt of the product by the customer.

Cost Recognition

Direct cost of revenues at IDT Telecom and Net2Phone consist primarily of termination costs, toll-free and payphone costs, and network costs—including customer/carrier interconnect charges and leased fiber circuit charges. Direct cost of revenues at IDT Solutions also includes connectivity costs relating to its fixed wireless network backbone and leased property costs relating to its network of buildings, hubs and switches. Direct cost of revenues excludes depreciation and amortization expense.

Direct cost of revenues at IDT Entertainment consist primarily of production labor costs, direct product costs, postage, shipping and royalty expenses. Costs incurred on proprietary programs such as the acquisition of story rights, the development of stories, production labor and allocable overhead are capitalized as film costs. Film costs are stated at the lower of unamortized cost or fair value. Film costs for each proprietary program are amortized based on the proportion that current revenues from that proprietary program bear to an estimate of the total revenues (ultimate revenues) expected to be realized from such program. Costs incurred in connection with fee-for-hire productions are capitalized and subsequently amortized to cost of revenues at the time revenue is recognized. If the costs of a production is expected to exceed the corresponding anticipated revenue stream, then all costs incurred in excess of this revenue stream is expensed to cost of revenues when incurred.

Film libraries generally include the unamortized cost of completed theatrical films and television series, theatrical films and television series in production, and film rights acquired for the home video market. Film libraries are amortized based on the proportion that current revenues from the films bear to an estimate of total revenues anticipated from all markets. Ultimate revenue estimates range from 3 to 15 years, depending on the nature and type of the property. These estimates are revised periodically and losses, if any, are written down in full.

Exploitation costs are charged to selling, general and administrative expense as incurred.

Purchase of Network Capacity

Purchases of network capacity pursuant to Indefeasible Rights of Use (“IRU”) agreements are capitalized at cost and amortized over the term of the capacity agreement, which is generally 15 years. Historically, we have not been a provider of network capacity.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment

Equipment, buildings, and furniture and fixtures are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives, which range as follows: equipment—5 to 7 years; buildings—40 years; and furniture and fixtures—5 to 7 years. Leasehold improvements are recorded at cost and are depreciated on a straight line basis over the term of their lease or their estimated useful lives, whichever is shorter.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the Company periodically reviews the carrying value of its property and equipment and its intangible assets, with finite lives, to test whether current events or circumstances indicate that such carrying value may not be recoverable. If the tests indicate that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, then an impairment adjustment needs to be recognized. Such adjustment consists of the amount by which the carrying value of such asset exceeds its fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such asset using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell.

Advertising Expense

The majority of the Company’s advertising expense budget is used to support IDT Telecom’s consumer phone services business. Most of the advertisements are in print or television media, with expenses recorded as they are incurred. Some of the advertising for the consumer phone services business is also done on a cost-per-acquisition basis, where the Company pays the provider of advertising based on a fixed amount per each customer who becomes a subscriber of its services. In such cases, the expenses are recorded based on the number of customers who were added during the period in question. For the years ended July 31, 2004, 2003 and 2002, included in selling, general and administrative expenses was advertising expense totaling approximately $63.6 million, $36.3 million and $18.8 million, respectively.

Software Development Costs

Costs for the internal development of new software products and for substantial enhancements to existing software products to be sold are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. For the years ended July 31, 2004, 2003 and 2002, included in selling, general and administrative expenses are research and development costs totaling approximately $8.2 million, $5.4 million and $9.4 million, respectively.

Capitalized Internal Use Software Costs

The Company capitalizes the cost of internal-use software that has a useful life in excess of one year in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These costs consist of payments made to third parties and the salaries of employees working on such software development. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized internal use software costs are amortized using the straight-line method over their estimated useful lives, generally consisting of 3 to 7 years. For the years ended July 31, 2004, 2003 and 2002, the Company capitalized $9.6 million, $16.7 million and $6.9 million, respectively, of internal use software costs as computer software. Amortization expense relating to such capitalized software for the years ended July 31, 2004, 2003 and 2002 was $1.7 million, $2.2 million and $1.4 million, respectively.

Repairs and Maintenance

The Company charges the cost of repairs and maintenance, including the cost of replacing minor items not constituting substantial betterment, to selling, general and administrative expenses as these costs are incurred.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market value. The Company holds cash

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and cash equivalents and marketable securities at several major financial institutions, which often exceed FDIC insured limits. Historically, the Company has not experienced any losses due to such concentration of credit risk.

Goodwill and Other Intangibles

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. Effective August 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets and, as required, the Company no longer amortizes goodwill and other indefinite lived intangible assets. These assets are reviewed annually (or more frequently under various conditions) for impairment using a fair value approach. Intangible assets that do not have indefinite lives are amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144. Costs associated with obtaining the right to use trademark, licenses and patents owned by third parties are capitalized and amortized on a straight-line basis over the term of the trademark licenses and patents. Acquired licenses and core technology are capitalized and amortized on a straight-line basis over 3 to 5 years. For additional information on the impact of adopting SFAS No. 142, see Note 5.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries denominated in foreign currencies at July 31 are translated to U.S. Dollars at year-end rates of exchange, and their monthly results of operations are translated to U.S. Dollars at the average rates of exchange for that month. Gains or losses resulting from such foreign currency translations are recorded in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change.

Earnings Per Share

The Company computes earnings per share under the provisions of SFAS No. 128, Earnings per Share, whereby basic earnings per share is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased to assume exercise of potentially dilutive stock options, unvested restricted stock and contingently issuable shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. For the years ended July 31, 2004, 2003, and 2002, the diluted earnings per share amounts equal basic earnings per share because the Company had net losses and the impact of the assumed exercise of stock options, unvested restricted stock and contingently issuable shares would have been anti-dilutive.

Vulnerability Due to Certain Concentrations

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, marketable securities and trade accounts receivable. Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers in various geographic regions and industry segments comprising the Company’s customer base. No single customer accounted for more than 10% of consolidated revenues in fiscal 2004, 2003 and 2002. However, the Company’s five largest customers accounted for 12.0%, 14.5% and 14.7% of its consolidated revenues in fiscal 2004, 2003 and 2002, respectively. This concentration of customers increases the Company’s risk associated with nonpayment by these customers. Thus, in an effort to reduce risk, the Company performs ongoing credit evaluations of its significant retail telecom, wholesale carrier and cable telephony customers, as well as its significant video distribution and fee-for-hire production customers. In light of the deteriorating credit quality of some of our retail telecom and wholesale carrier customers, however, the Company has imposed stricter credit restrictions on them. In addition,

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company often attempts to mitigate the credit risk related to specific wholesale carrier customers by also buying services from the customer in question, in order to create the offset opportunity and reduce its net trade accounts receivable exposure risk.

The Company is also subject to risks associated with its international operations, including changes in exchange rates, difficulty in trade accounts receivable collection and longer payment cycles. Management regularly monitors the creditworthiness of its domestic and international customers and believes that it has adequately provided for any exposure to potential credit losses. Allowances for doubtful accounts are based on management’s past collection experience and existing economic conditions. Doubtful accounts are written-off upon final determination that such trade receivables will not be collected.

Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. At July 31, 2004, the carrying value of the Company’s trade accounts receivable, other current assets, trade accounts payable, accrued expenses, deferred revenue, capital lease obligations and other current liabilities approximate fair value.

Stock Based Compensation

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, as amended, the Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (“APB No. 25”) in accounting for its stock option plans and, accordingly, compensation cost is recognized for repriced options that are subject to variable accounting treatment and therefore must be marked-to-market each quarter. In addition, compensation cost is recognized for stock options if it relates to non-qualified stock options for which the exercise price was less than the fair market value of the Company’s stock as of the date of grant. The compensation cost for these grants is amortized to expense on a straight-line basis over their vesting periods.

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value based method of accounting provisions of SFAS No. 123 to stock-based employee compensation for the years ended July 31, 2004, 2003 and 2002:

(in thousands, except per share data)	2004	2003	2002
Net loss, as reported	$(95,711)	$(17,517)	$(303,349)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects and minority interests	7,526	10,847	3,766
Deduct: Total stock-based employee compensation expense determined under the fair value based method of accounting for all awards, net of related tax effects and minority interests	(35,496)	(38,688)	(36,291)

Pro forma net loss	$(123,681)	$(45,358)	$(335,874)

Earnings per share:
Basic — as reported	$(1.09)	$(0.22)	$(4.04)

Basic — pro forma	$(1.41)	$(0.57)	$(4.47)

Diluted — as reported	$(1.09)	$(0.22)	$(4.04)

Diluted — pro forma	$(1.41)	$(0.57)	$(4.47)

The fair value of stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for vested and non-vested options:

	2004	2003	2002
ASSUMPTIONS
Average risk-free interest rate	2.94%	3.02%	4.22%
Dividend yield	—	—	—
Volatility factor of the expected market price of the Company’s Class B common stock	42%	59%	73%
Average life	4 years	5 years	5 years

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employees’ stock options.

2. Investment in Net2Phone

During fiscal 2001 and through October 23, 2001, the Company accounted for its ownership interest in Net2Phone under the equity method. On October 23, 2001, NTOP Holdings was formed and soon thereafter the Company and AT&T each contributed their minority stakes in Net2Phone into NTOP Holdings. Liberty Media then acquired a substantial portion of NTOP Holdings’ units from AT&T. The Net2Phone shares held by NTOP Holdings represent a majority voting stake in Net2Phone. The Company has the right to appoint the entire board of managers (including one nominee of Liberty Media) of NTOP Holdings. The board of managers direct the voting of all Net2Phone shares held by NTOP Holdings, thereby giving the Company effective control over the voting of the Net2Phone shares (but not their disposition, which requires consent of the members) held by NTOP Holdings. Accordingly, the Company consolidated Net2Phone effective October 23, 2001.

Pursuant to the NTOP Holdings LLC Agreement, AT&T received 29 Class A units of the LLC, and the rights to put six of these units to IDT and 23 of these units to Liberty Media after one year. On October 29, 2002, AT&T exercised its put rights and sold all of its Class A units to IDT and Liberty Media for a nominal amount. As a result of this transaction, AT&T is no longer a member of the LLC.

The LLC Agreement also granted each owner of NTOP Holdings the unilateral right, effective January 1, 2004, to cause the immediate liquidation of NTOP Holdings. However, effective December 30, 2003, the members of NTOP Holdings, consisting of IDT and Liberty Media, entered into a right of first offer agreement and agreed to the postponement of the effective date of the liquidation rights to December 1, 2004. In addition, the right of first offer agreement granted each of the members of NTOP Holdings reciprocal rights of first offer with respect to their membership interests in NTOP Holdings on or after December 1, 2004. Accordingly, unless a new agreement is reached, the Company’s ability to control the voting power of Net2Phone will immediately terminate on December 1, 2004, the effective date of the liquidation rights. As such, the Company expects to continue to consolidate Net2Phone’s results through December 1, 2004, and, unless changes to the control provisions of the NTOP Holdings agreement are made or other transactions are entered into that affect our control of Net2Phone, we expect to change to the equity method effective as of that date, to account for its minority stake ownership interest in Net2Phone.

In November 2003, Net2Phone issued additional shares through an underwritten common stock offering. The offering, which was priced at $4.50 per share, included 11.5 million shares issued to the public, and an aggregate of 2.5 million shares purchased by IDT and Liberty Media. Net2Phone received net proceeds of $58.6 million from the offering (of which $5.6 million was paid by IDT). Net2Phone has used and intends to use the net proceeds for general corporate purposes, capital expenditures, and working capital, including funding its cable and other broadband telephony business.

As a result of this common stock offering, the Company’s ownership percentage in the equity of Net2Phone (both through NTOP Holdings and directly) decreased from 21.2% to approximately 18.9% as of November 25, 2003.

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

As of July 31, 2004, NTOP Holdings held an aggregate of 28.9 million shares of Net2Phone’s Class A common stock. In addition, as of July 31, 2004, the Company held 1.5 million shares of Net2Phone’s common stock directly. As of July 31, 2004 and 2003, IDT’s effective equity investment in Net2Phone (both through NTOP Holdings and directly) was approximately 17.6% and 21.2%, respectively. Accordingly, in the accompanying consolidated financial statements, during the years ended July 31, 2004 and 2003, the Company reversed in minority interests the share of Net2Phone’s net income (loss) attributable to the remaining shareholders of Net2Phone.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Telecommunication Services Agreement with Net2Phone

On October 29, 2003, IDT entered into a binding memorandum of understanding with Net2Phone, which requires Net2Phone to issue 6.9 million shares of Net2Phone Class A common stock to IDT at the time the parties execute definitive telecommunications services and related agreements. No definitive agreements have been executed as of October 14, 2004. The parties’ efforts to establish detailed terms and conditions continue. Once issued, the shares will be held in escrow to secure IDT’s performance obligations under the agreements and are to be released to IDT in equal annual installments over five years, with the first release scheduled for October 29, 2004 or the date definitive agreements are signed, whichever is later. The release of these 6.9 million shares will increase the Company’s aggregate equity investment and voting power in Net2Phone.

The memorandum of understanding memorializes the Company’s agreement to provide Net2Phone with local and inter-exchange network access, termination, origination and other related services, including sales and marketing assistance and an agreement by the Company not to compete in the cable and broadband telephony market, and to allow Net2Phone to co-locate its equipment and interconnect to the Company’s network.

3. Marketable Securities

The Company classifies all of its marketable securities as “available-for-sale securities.” Marketable securities, consisting primarily of U.S. Government Agency Obligations, are stated at market value, with unrealized gains and losses in such securities reflected, net of tax, in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. The Company intends to maintain a liquid portfolio to take advantage of investment opportunities. Therefore, all marketable securities are classified as “short-term.” The following is a summary of marketable securities as of July 31, 2004:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SHORT-TERM
Available-for-sale securities:
U.S. Government Agency Obligations	$755,773	$2,335	$(14,064)	$744,044
Other marketable securities	123,340	29,979	(259)	153,086

	$879,139	$32,314	$(14,323)	$897,130

The following is a summary of marketable securities as of July 31, 2003:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SHORT-TERM
Available-for-sale securities:
U.S. Government Agency Obligations	$864,453	$302	$(12,965)	$851,790
Other marketable securities	66,644	3,422	(187)	69,879

	$931,097	$3,724	$(13,152)	$921,669

Proceeds from sales and maturities of available-for-sale securities and the gross realized gains (losses) that have been included in earnings as a result of those sales for the years ended July 31, 2004, 2003 and 2002 were $3,944.0 million and $2.5 million, $1,487.7 million and $(5.1) million, and $801.6 million and $1.5 million, respectively. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of marketable securities.

The contractual maturities of the Company’s available-for-sale marketable securities consisting of U.S. Government Agency Obligations at July 31, 2004 are as follows:

(in thousands)	Cost	Fair Value
Within one year	$5,650	$5,645
After one year through five years	557,840	552,404
After five years through ten years	131,724	127,168
After ten years	60,559	58,827

	$755,773	$744,044

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The majority of the Company’s marketable securities, consisting mostly of U.S. Government Agency Obligations, are issued with call options that allow the issuers to redeem their respective securities before the scheduled maturity dates. The ultimate decision by issuers to exercise their call option is primarily influenced by market interest rates. As such, many of the Company’s securities may be redeemed well in advance of their scheduled maturity dates.

The Company did not have any individual securities that have been in a continuous unrealized loss position for more than twelve months as of July 31, 2004.

4. Property, Plant and Equipment

Property, plant and equipment consists of the following:

July 31 (in thousands)	2004	2003
Equipment	$404,721	$387,596
Computer software	41,781	33,012
Leasehold improvements	49,070	36,332
Furniture and fixtures	15,221	13,487
Land and buildings	8,939	8,751

	519,732	479,178
Less accumulated depreciation and amortization	(257,972)	(192,371)

Property, plant and equipment, net	$261,760	$286,807

Fixed assets under capital leases were $121.6 million and $112.0 million at July 31, 2004 and 2003, respectively. The accumulated depreciation related to these assets under capital leases was $67.9 million and $39.5 million at July 31, 2004 and 2003, respectively. Depreciation of fixed assets under capital leases is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

In October 2003, the Company entered into an agreement to purchase a newly constructed building. The total purchase price of the building is expected to be $11.9 million plus $4.5 million to $5.5 million in additional build-out costs. Closing is expected to occur in December 2004, and the building is anticipated to be ready for occupancy between May 2005 and August 2005. As of July 31, 2004, the Company advanced aggregate progress payments of $8.2 million consisting of $4.1 million in cash and 0.2 million shares of IDT Class B common stock with a fair market value of $4.1 million. Such progress payments are included in other assets in the accompanying consolidated balance sheets as of July 31, 2004.

In September 2004, the Company advanced the third scheduled $1.8 million progress payment, consisting of $0.3 million in cash and 0.1 million shares of IDT Class B common stock with a fair market value of $1.5 million.

5. Goodwill, Licenses and Other Intangibles

Effective August 1, 2001, the Company chose to early adopt SFAS No. 142. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but rather subject to impairment tests performed at least annually, in accordance with the Statement. Other intangible assets continue to be amortized over their useful lives.

The Company performed the required impairment tests of goodwill as of August 1, 2001, and, as a result, the Company recorded an impairment charge of $147.0 million, net of income taxes of $3.5 million. The impairment charge was recorded in the first quarter of fiscal 2002 as a cumulative effect of a change in accounting principle. In determining the impairment charge amount, the Company obtained an independent valuation of the underlying assets of its reporting units. Such valuation indicated that the fair value of certain reporting units were less than their carrying values. As such, the implied fair value of goodwill was then derived and determined to be below its carrying value. As a result, the Company recorded an impairment charge to reduce the fair value of goodwill attributable to these reporting units to its carrying value.

Effective fiscal 2004, the Company created a new reportable business segment, IDT Entertainment, to report the results of its animation and entertainment-related businesses. Prior to fiscal 2004, results for IDT Entertainment were consolidated with the IDT Capital segment results (formerly known as Menlo Park and IDT Media). To the extent possible, comparative historical results for IDT Entertainment have been reclassified from IDT Capital to conform to the current business segment presentation.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended July 31, 2004 and 2003, the Company recorded goodwill of $53.5 million and $7.2 million, respectively, as a result of acquisitions, primarily in the Company’s IDT Entertainment segment. In addition, during the year ended July 31, 2004, IDT Telecom and IDT Capital recorded a $0.9 million and $3.3 million goodwill impairment charge, respectively. See Note 21 for a discussion of these impairment charges. The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from July 31, 2002 to July 31, 2004:

(in thousands)	Wholesale Telecommunications Services	Retail Telecommunications Services	IDT Entertainment	IDT Solutions	Voice over IP	IDT Capital	Corporate	Total
Balance as of July 31, 2002	$—	$1,022	$—	$—	$1,709	$31,680	$—	$34,411
Acquisitions	—	251	4,599	—	—	2,390	—	7,240

Balance as of July 31, 2003	—	1,273	4,599	—	1,709	34,070	—	41,651

Acquisitions	—	15	46,709	—	—	535	6,197	53,456
Reclassifications	—	920	—	—	—	(2,257)	—	(1,337)
Impairments	—	(920)	—	—	—	(3,316)	—	(4,236)

Balance as of July 31, 2004	$—	$1,288	$51,308	$—	$1,709	$29,032	$6,197	$89,534

The following disclosure presents certain information on the Company’s licenses and other intangible assets. All licenses and other intangible assets are being amortized over their estimated useful lives, with no estimated residual values:

(in thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
As of July 31, 2004
Amortized intangible assets:
Licenses	5 years	$23,346	$(8,620)	$14,726
Core technology, trademarks and patents	5 years	27,757	(9,555)	18,202

Total	5 years	$51,103	$(18,175)	$32,928

As of July 31, 2003
Amortized intangible assets:
Licenses	5 years	$16,842	$(5,329)	$11,513
Core technology, trademarks and patents	5 years	17,654	(5,664)	11,990

Total	5 years	$34,496	$(10,993)	$23,503

Licenses and other intangible assets amortization expense was $7.2 million, $6.7 million and $4.9 million for the years ended July 31, 2004, 2003 and 2002, respectively. The Company estimates that amortization expense of licenses and other intangible assets will be $8.8 million, $8.7 million, $6.1 million, $3.6 million, and $2.8 million for fiscal 2005, fiscal 2006, fiscal 2007, fiscal 2008, and fiscal 2009, respectively.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Income Taxes

Significant components of the Company’s deferred tax assets and deferred tax liabilities consist of the following:

July 31 (in thousands)	2004	2003
Deferred tax assets:
Bad debt reserve	$16,352	$8,456
Reserves	6,500	4,500
Charitable contributions	11,120	10,962
Net operating loss	299,787	264,328
Other	11,554	15,152

Deferred tax assets	345,313	303,398
Deferred tax liabilities:
Deferred revenue	(278,000)	(278,000)
Unrecognized gain on securities	(40,481)	(17,924)
Gain on sale of subsidiary stock	(133,257)	(129,543)
Depreciation	(14,329)	(13,529)
Identifiable intangibles	(7,083)	(7,083)
Other	(3,003)	(2,861)

Deferred tax liabilities	(476,153)	(448,940)

Valuation allowance	(14,197)	—

Net deferred tax liabilities	$(145,037)	$(145,542)

The provision for (benefit from) income taxes consists of the following for the years ended July 31:

(in thousands)	2004	2003	2002
Current:
Federal	$—	$—	$—
State and local and foreign	9,581	9,313	(30,683)

	9,581	9,313	(30,683)

Deferred:
Federal	—	(64,348)	(72,788)
State and local and foreign	—	(15,338)	(17,349)

	—	(79,686)	(90,137)

	$9,581	$(70,373)	$(120,820)

The statement of operations classification of the provision for (benefit from) income taxes consists of the following for the years ended July 31:

(in thousands)	2004	2003	2002
Provision for (benefit from) income taxes attributable to continuing operations	$9,581	$(70,373)	$(124,345)
Income tax benefit attributable to cumulative effect of accounting change	—	—	3,525

	$9,581	$(70,373)	$(120,820)

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows for the years ended July 31:

(in thousands)	2004	2003	2002
Federal income tax at statutory rate	$(31,002)	$(30,761)	$(149,693)
Valuation allowance	14,197	—	—
Foreign tax rate differential	(23,497)	(27,108)	(53,806)
Losses for which no benefit provided	5,015	(11,217)	87,602
Nondeductible expenses	44,095	8,682	52,921
State and local and foreign income tax, net of federal benefit	773	(9,969)	(57,844)

	$9,581	$(70,373)	$(120,820)

At July 31, 2004 and 2003, the Company had federal and state net operating loss carryforwards of approximately $802.0 million and $671.0 million, respectively. These carryforwards are available to offset future U.S. federal and state taxable income. These losses will start to expire in fiscal 2007 with the current year’s loss expiring in fiscal 2024. The Company has not recorded U.S. income tax expense for foreign earnings, as such earnings are permanently reinvested offshore. These cumulative undistributed earnings are included in retained earnings in the consolidated balance sheets and amounted to $483.9 million at the end of fiscal 2004. Upon distribution of these earnings, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual distribution of these earnings.

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

On March 15, 1996 the Company adopted a stock option plan as amended and restated (the “Option Plan”) for officers, employees and non-employee directors to purchase up to 6.3 million shares of the Company’s common stock. In May 2000, the Board of Directors of the Company approved an amendment to the Option Plan to reserve for issuance 0.3 million shares of Class B common stock. In September 2000, the Board of Directors of the Company approved an amendment to the Option Plan to reserve for issuance an additional 3.0 million shares of Class B common stock. On May 31, 2001, the Company distributed a stock dividend of one share of Class B common stock for each share of the Company’s common stock, Class A common stock and Class B common stock. Accordingly, pursuant to the terms of the Option Plan, up to an additional 9.6 million shares of Class B common stock were reserved for issuance under the Option Plan. In October 2001, the Board of Directors of the Company approved an amendment to the Option Plan to reserve for issuance an additional 3.0 million shares of Class B common stock. In September 2002, the Board of Directors of the Company approved an amendment to the Option Plan to reserve for issuance an additional 3.0 million shares of Class B common stock. In September 2003, the Board of Directors of the Company approved an amendment to the Option Plan to reserve for issuance an additional 3.0 million shares of Class B common stock. In September 2004, the Board of Directors of the Company approved an amendment to the Option Plan to reserve for issuance an additional 2.5 million shares of Class B common stock. Generally, options become exercisable over vesting periods up to six years and expire ten years from the date of grant.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity under the Company’s Option Plan is as follows:

	Number of Options	Weighted- Average Exercise Price
Outstanding at July 31, 2001	16,995,224	$8.70
Granted	4,599,982	12.11
Exercised	(6,403,708)	8.42
Canceled	(1,012,376)	11.96
Forfeited	(19,900)	11.99

Outstanding at July 31, 2002	14,159,222	9.69
Granted	4,809,539	14.78
Exercised	(2,575,172)	9.51
Canceled	(54,650)	11.03
Forfeited	(171,480)	16.45

Outstanding at July 31, 2003	16,167,459	11.17
Granted	1,917,790	19.82
Exercised	(4,816,697)	11.20
Canceled	(184,870)	15.76
Forfeited	(57,389)	11.42

Outstanding at July 31, 2004	13,026,293	$12.38

The following table summarizes the status of stock options outstanding and exercisable at July 31, 2004:

Range of Exercise Prices	Number of Stock Options Outstanding	Weighted- Average Remaining Contractual Life (in years)	Number of Stock Options Exercisable	Weighted- Average Exercise Price
$0.83 — $0.83	30,000	0.7	30,000	$0.83
$2.19 — $2.63	597,500	2.7	597,500	2.19
$3.88 — $4.13	406,617	2.7	406,617	4.03
$6.22 — $9.01	3,729,087	6.3	2,743,253	8.12
$9.44 — $14.11	1,739,200	5.5	1,693,907	11.41
$14.45 — $19.91	6,213,890	8.4	2,411,658	15.66
$22.30 — $22.30	309,999	9.5	—	—

	13,026,293	7.0	7,882,935	$10.44

The weighted-average fair value of options granted was $8.43, $8.47 and $9.34 for the years ended July 31, 2004, 2003 and 2002, respectively.

The Company has modified stock options granted to certain employees of the Company to accelerate or extend their terms. The Company recorded additional compensation expense of approximately $2.3 million and $1.9 million for the years ended July 31, 2003 and 2002, respectively, as a result of such option modifications. No such options were modified during the year ended July 31, 2004. During the year ended July 31, 2002, the Company granted options to certain employees to purchase 14,546 shares of common stock of IDT Telecom, at an average exercise price of $366.67 per share. No such options were exercised to date.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 13, 2001, the Company granted to its Chairman options to purchase 1.0 million shares of the Company’s Class B common stock, at an exercise price of $12.06 per share. The options were to vest over a period of 5 years, at a rate of 50,000 options per quarter, commencing on January 1, 2002. On May 14, 2002, the Company’s Chairman agreed to the cancellation of any rights under the options, and, as a result, all the options were cancelled retroactive to their December 13, 2001 date of grant.

Net2Phone Stock Options

On December 18, 2001, Net2Phone’s Board of Directors approved the repricing of outstanding options to purchase 6.4 million shares of Net2Phone’s common stock. The exercise price per share of the repriced options ranged from $3.50 per share to $7.00 per share. The repriced options are subject to variable accounting treatment and, therefore, the repriced options, which are vested and unexercised, must be marked-to-market each quarter. For the years ended July 31, 2004, 2003 and 2002, Net2Phone recorded a reversal of previously recorded non-cash compensation charges of $5.3 million and non-cash compensation charges of approximately $4.9 million and $4.9 million, respectively, related to this repricing.

During the years ended July 31, 2004, 2003 and 2002, Net2Phone granted options to employees to purchase 0.1 million, 1.1 million and 9.3 million shares of Net2Phone common stock, at weighted average exercise prices of $5.73, $3.30 and $4.20 per share, respectively. In addition, during the years ended July 31, 2004, 2003 and 2002, options to purchase 1.3 million, 0.4 million and 1.1 million shares of Net2Phone common stock were exercised at weighted average exercise prices of $4.18, $2.85 and $0.51 per share, respectively. In fiscal 2003 and 2002, Net2Phone recorded non-cash compensation expense of $6.3 million and $13.7 million, respectively, from the grant of stock options with exercise prices below market prices at date of grant. In fiscal 2004, Net2Phone reversed $5.1 million of previously recorded non-cash compensation expense. Options of Net2Phone generally vest over periods up to four years and are exercisable for a period not to exceed ten years from the date of grant.

Restricted Stock

During the year ended July 31, 2004, the Company granted 1.2 million restricted shares of the Company’s Class B common stock to directors, officers, employees, and consultants under its stock Option Plan. The weighted-average grant-date fair value of the restricted shares granted during the year ended July 31, 2004 was $20.82. In general, one third of the restricted shares vest on or about the anniversary date of each of the three years following the year of grant. Total non-cash compensation expense relating to the amortization of the restricted shares granted was $10.0 million during the year ended July 31, 2004. Deferred compensation relating to the restricted shares granted totaled $13.8 million as of July 31, 2004.

During the year ended July 31, 2004, Net2Phone granted 0.3 million restricted shares of Net2Phone common stock, to directors, officers, employees and a consultant under its stock option and incentive plan. The weighted-average grant-date fair value of the restricted shares granted by Net2hone during the year ended July 31, 2004 was $5.56. In general, one quarter of the restricted shares vest on or about the anniversary date of each of the four years following the year of grant. Total non-cash compensation expense relating to the amortization of the restricted shares granted was $0.4 million during the year ended July 31, 2004.

Treasury Stock

The Company’s Board of Directors has authorized the termination of our previous common stock repurchase program, under which we repurchased a total of 15.6 million shares of our common stock. Under our existing stock repurchase program, our Board of Directors has authorized the repurchase of up to 15 million shares of our Class B common stock and up to 5 million shares of our common stock. To date, we have not repurchased any shares under the existing share repurchase program.

During the years ended July 31, 2004 and 2003, 0.4 million and 0.2 million shares, respectively, of the Company’s Class B common stock held in treasury were issued in connection with exercised stock options, through the April 25, 2003 stock option amendment.

During the year ended July 31, 2004, through a series of transactions, the Company exchanged an aggregate of 1.9 million shares of its Class B common stock held in treasury for an equal number of shares of its common stock, which was held by individual investors. In connection with these exchanges, the Company recorded a $1.5 million reduction in the carrying value of its treasury stock, with the offset being a reduction in additional paid in capital. Also, during the year ended July 31, 2004, through a series of transactions, the Company exchanged an aggregate of 1.0 million shares of newly issued IDT Class B common stock for an equal number of shares of its common stock, which was held by individual investors. In connection

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with these exchanges, the Company recorded a $17.1 million increase in the carrying value of its treasury stock, with the offset being an increase in additional paid in capital.

In June 2003, through a series of transactions, the Company exchanged 2.4 million shares of its common stock held in treasury for an equal number of shares of its Class A common stock, which was held by the Jonas Foundation. The 2.4 million shares of Class A common stock were then exchanged for an equal number of shares of the Company’s Class B common stock held by the Company’s Chairman of the Board. In addition, during the year ended July 31, 2003, the Company’s Chief Executive Officer exchanged 72,500 shares of IDT common stock that he owned for a like number of the Company’s Class B common stock.

As of July 31, 2004, the Company held 5.9 million shares of its common stock and 1.6 million shares of its Class B common stock in treasury.

8. Liberty Media and Hicks Muse Transactions

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

Also on March 4, 2004, the Company consummated an Exchange Agreement with a subsidiary of Liberty Media that held 750 shares of Series A preferred stock of IDT Telecom, a subsidiary of IDT. Pursuant to the Exchange Agreement, the shares of Series A preferred stock of IDT Telecom were exchanged for 0.5 million shares of the Company’s Class B common stock, with a fair market value of $9.5 million, all of which were delivered from treasury stock. The Company accounted for this exchange as a capital transaction. In connection with the exchange, the Company recorded a reduction to treasury stock of $7.6 million, an increase to additional paid-in capital of $1.9 million, and the $9.5 million offset as a reduction in minority interests.

On April 28, 2004, Hicks, Muse, Tate & Furst Incorporated (“HMTF”) exercised an option that it held to purchase 2.2 million shares of the Company’s Class B common stock at an exercise price of $12.50 per share. As consideration for the aggregate cash exercise price of $27.5 million, HMTF delivered to the Company 18,195 shares of Series B preferred stock of IDT Investments that it held. The Company accounted for the receipt of the preferred stock as a capital transaction and recorded a reduction in minority interests of $12.2 million and a reduction to additional paid-in capital of $15.3 million. In addition, the Company also recorded an increase to minority interest expense of $2.9 million, of which $2.1 million related to prior fiscal years, to adjust the preferred stock received to its accreted value.

The objective of the above transactions was to eliminate the need for a future cash payment by IDT upon maturity of the preferred stock of IDT Investments and IDT Telecom, and to simplify the ownership structure of IDT.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Acquisitions

Film Roman

On May 22, 2003, the Company, through Digital Production Studios (“DPS”), purchased a 54.9% interest in Film Roman, Inc., consisting of 10.5 million shares of common stock of Film Roman at a purchase price of $0.09 per share, representing an aggregate cash purchase price of $0.9 million. In addition, in fiscal 2004 the Company, in separate privately negotiated transactions, acquired an additional 5.5 million shares of Film Roman common stock in exchange for 0.1 million shares of IDT’s Class B common stock, with a fair market value of $1.7 million, which increased IDT’s ownership interest in Film Roman’s common stock to 84.0%. DPS also agreed to lend Film Roman up to $2.1 million that can be converted at the option of DPS into additional shares of Film Roman common stock. As of July 15, 2004, $2.1 million has been advanced to Film Roman under the loan agreement. On July 15, 2004, the $2.1 million note comprised of principal plus interest was converted into 23.4 million shares of common stock of Film Roman, and increased DPS’ ownership interest to 92.8% of Film Roman. Film Roman develops, produces and licenses a broad range of programming for the television network, cable television, first-run domestic syndication and international markets. The acquisition was accounted for under the purchase method of accounting, and accordingly, the net assets and results of operations of the acquired business were included in the consolidated financial statements from the date of acquisition.

Vanguard Animation

On July 21, 2003, the Company purchased a 12.5% interest in Vanguard Animation, LLC in exchange for $2.0 million. In addition, the Company entered into an agreement to lend Vanguard, under certain conditions as defined, up to $8.0 million, consisting of up to $3.0 million after the twelve-month anniversary date (“Tranche A”) and up to $5.0 million after the twenty-four month anniversary date (“Tranche B”). Interest on the notes is payable at the rate of 8.5% per annum, compounded quarterly. Interest and principal on the amounts loaned under Tranche A or Tranche B are due and payable on the fifth anniversary of the first drawdown of such tranche. In addition, as a condition and concurrent with each loan, the Company is to receive an additional percentage interest in Vanguard, as defined in the agreement. In the fourth quarter fiscal 2004, Vanguard exercised an aggregate of $3.0 million of the drawdown available to them under the agreement, and the Company received an additional 5.4% interest in Vanguard. As of July 31, 2004, the Company holds a 17.9% interest in Vanguard and does not have a significant influence in Vanguard, and accordingly, is carrying its investment at historical cost.

Mainframe Entertainment

On December 1, 2003, the Company consummated the acquisition of a 62% interest in Mainframe Entertainment, Inc., a Canadian company, by purchasing 43.8 million shares of common stock of Mainframe for an aggregate cash purchase price of $7.6 million. Mainframe is a creator of computer generated image animation for feature films, TV and direct-to-video products. In addition, the Company entered into an agreement to loan Mainframe up to Cdn$4.2 million, the outstanding balance of which is convertible at the option of the Company into fully paid shares of common stock of Mainframe. If the loan conversion right is not exercised by the Company, then the unpaid principal and interest will be payable in full to the Company no later than five years from the date of the first loan. As of July 31, 2004, no loans have been advanced to Mainframe under the loan agreement. The acquisition was accounted for under the purchase method of accounting, and accordingly, the net assets and results of operations of the acquired business were included in the consolidated financial statements from the date of acquisition. The Company recorded $5.5 million of goodwill in connection with the acquisition, representing the excess purchase price over the fair value of the acquired assets.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Anchor Bay Entertainment

On December 11, 2003, the Company consummated the acquisition of the Anchor Bay Entertainment Group for an aggregate cash purchase price of approximately $57.5 million, net of cash acquired, plus transaction related costs that included the issuance of 0.1 million shares of IDT Class B common stock with a fair market value of $1.2 million. Anchor Bay is an independent video label that licenses films and other programming for home entertainment distribution. The acquisition was accounted for under the purchase method of accounting, and accordingly, the net assets and results of operations of the acquired business were included in the consolidated financial statements from the date of acquisition. The preliminary purchase price allocation, pending final valuation, is as follows (in thousands):

Trade accounts receivable, inventory and other currents assets	$31,318
Goodwill	23,307
Intangible assets and other assets	19,838
Trade accounts payable, accrued expenses and other current liabilities	(16,990)

Purchase price, net of cash acquired	$57,473

DKP Effects

On March 29, 2004, the Company consummated the acquisition of DKP Effects, a Canadian company, for an aggregate purchase price of $7.5 million, consisting of 0.3 million shares of IDT Class B common stock, with a fair market value of $6.0 million and $1.5 million in cash. DKP Effects is in the business of producing three-dimensional animation and special effects. The acquisition was accounted for under the purchase method of accounting, and accordingly, the net assets and results of operations of the acquired business were included in the consolidated financial statements from the date of acquisition. The Company recorded $4.4 million of goodwill in connection with the acquisition, representing the excess purchase price over the fair value of the acquired assets.

Manga Entertainment

On June 9, 2004, the Company consummated the acquisition of Manga Entertainment from Palm Entertainment Properties, LLC for an aggregate purchase price of $18.0 million, consisting of $6.1 million in cash and 0.7 million shares of IDT Class B common stock, with a fair market value of $11.9 million. Manga Entertainment is a film company specializing in the production, distribution and worldwide marketing of Japanese animation, or “anime”, for home video and theatrical releases, and television broadcast. The acquisition was accounted for under the purchase method of accounting, and accordingly, the net assets and results of operations of the acquired business were included in the consolidated financial statements from the date of acquisition. The Company recorded $11.0 million of goodwill in connection with the acquisition, representing the excess purchase price over the fair value of the acquired assets.

In the event that Manga Entertainment meets or exceeds certain financial projections between the period commencing July 1, 2004 through June 30, 2007, the Company will pay Palm Entertainment an additional earnout consideration of $2.0 million, comprised of a combination of cash and IDT Class B common stock. Should the Company pay the additional contingent consideration, such payment shall be treated as an additional element of the cost of the acquisition.

In addition, the Company agreed to invest at least $2.7 million between June 9, 2004 and June 9, 2005, and $6.5 million between June 9, 2004 and June 9, 2006, for new content acquisitions and co-productions on behalf of Manga Entertainment. In the event that the Company does not make such investments on behalf of Manga Entertainment during any applicable period, the $2.0 million earnout payment described above will be deemed to be automatically due and payable by the Company, regardless of whether Manga Entertainment meets the stipulated financial projections. As of July 31, 2004 the Company has not yet made any of the required investments.

10. Commitments and Contingencies

On January 29, 2001, the Company filed a complaint against Telefonica S.A., Terra Networks, S.A., Terra Networks, U.S.A., Inc., and Lycos, Inc. in the United States District Court, District of New Jersey, relating to a joint venture the Company entered into with Terra Networks, S.A. in October 1999 and subsequently terminated in April 2000. The complaint asserted claims for, among other things, breaches of various contracts, breach of fiduciary duty, common law fraud, tortious interference with prospective economic advantage, and a securities fraud violation of Section 10(b)5 of the Securities Act against

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Terra Networks, S.A. The Company subsequently filed an amended complaint alleging a securities fraud violation of Section 20(a) of the Securities Act against two of the defendants, Terra Networks, S.A. and Terra Networks, U.S.A. The Company is seeking an amount to be determined at trial, or in the alternative, delivery of 250,000 marketable shares of Terra Networks, S.A. stock. Terra Networks, S.A. filed counterclaims against the Company for $3 million for breach of contract, securities fraud and unspecified punitive damages. The Company filed a motion to dismiss the securities fraud counterclaim, which is still pending. On September 13, 2002, Telefonica, S.A. renewed its motion to dismiss for lack of personal jurisdiction, which the Court previously denied. The Court has not yet ruled on that motion. The Company and all of the defendants, except Terra Networks, U.S.A., filed motions for summary judgment. On September 30, 2004, Terra Networks, S.A.’s motion for summary judgment was denied and Lycos’ motion for summary judgment was granted. As a result, Lycos is no longer a defendant in this case. Our motion for summary judgment and Telefonica S.A.’s motion for summary judgment are still pending.

On May 5, 2004, the Company filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a/ TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and Tycom Ltd. The Company alleges that the defendants breached a settlement agreement that they had entered into with the Company to resolve certain disputes and civil actions among the parties. The Company alleged that the defendants did not provide the Company, as required under the settlement agreement free of charge and for the Company’s exclusive use, a fifteen-year indefeasible right to use four wavelengths on the TyCom Global Network, a global undersea fiber optic network that Tycom Ltd. was deploying at that time. In June 2004, Tyco International (US) Inc. and Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.) asserted several counterclaims against the Company, alleging that the Company breached the settlement agreement and are liable for damages for allegedly refusing to accept the defendant’s offer regarding the wavelengths referenced in the settlement agreement and for making a public statement that Tyco failed to provide the Company with the use of its wavelengths. In July 2004, the Company filed a motion to dismiss the counterclaims or, in the alternative, for summary judgment. In August 2004, the defendants cross-moved for summary judgment with respect to certain of their counterclaims. In addition, all defendants with the exception of Tyco Telecommunications (US) Inc. cross-moved to dismiss the complaint.

IDT Telecom

The Company is a party in a legal matter before the United States District Court, District of New Jersey, involving several individual lawsuits, which were consolidated for coordinated pre-trial proceedings by the Multi-District Litigation Panel (collectively, the “MDL Action”). The MDL Action involves four separate complaints each seeking certification of a class consisting of consumers within the United States who purchased the Company’s calling cards and were allegedly charged fees that were not specifically disclosed on the card packaging prior to purchase. Two of the complaint specify damages of not less than $100 million. The parties engaged in discovery but then agreed to participate in court-supervised mediation and will attend another mediation session on October 25, 2004.

On or about April 22, 2003, the Company received a Petition filed by Powell Palmares in the District Court of Nueces County, Texas, 105th Judicial District seeking certification of a class of consumers in Texas who purchased or used “pre-paid phone cards” and were allegedly charged more for calls made to or from cellular telephone equipment. In his petition, the plaintiff names numerous other telecommunication companies as defendants. The damages sought have not yet been quantified.

On or about August 27, 2003, Aerotel, Ltd., Aerotel U.S.A., and Aerotel U.S.A., LLC filed a complaint against the Company in the United States District Court, Southern District of New York, alleging infringement of U.S. Patent No. 4,706,275,

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

entitled “Telephone System”, which was issued on November 10, 1987 to Aerotel Ltd. as the assignee of Zvi Kamil. The complaint seeks (i) a permanent injunction against the Company; (ii) damages, together with prejudgment interest and costs; (iii) trebling of damages awarded under 35 U.S.C. 284; (iv) attorneys fees and costs; and (v) such other relief as the Court may deem just and proper. On October 30, 2003, the Company filed its answer to the complaint. On December 29, 2003, the Court granted the Company’s motion to stay the litigation pending a reexamination of certain claims of the asserted patent by the United States Patent and Trademark Office (the “USPTO”). On August 27, 2004, at the Company’s request, the USPTO agreed to conduct an additional reexamination and ruled that substantial new patentability issues have been raised with respect to claims 1-23 of the asserted patent.

On or about September 19, 2003, Irene Kieves served a complaint against us, which was filed in the Superior Court of New Jersey, Essex County alleging a violation of the New Jersey Consumer Fraud Act in connection with Universal Service Fund surcharges imposed on our long distance customers. The plaintiff is seeking certification of a class consisting of all persons who subscribed to IDT long distance service and paid any Universal Service Fund surcharge associated with such service at any time since January 1, 1998. The damages sought have not yet been quantified. On or about November 10, 2003, we filed our answer to the complaint and asserted a counterclaim for breach of contract. On or about September 28, 2004, plaintiff moved to dismiss our counterclaim.

On March 29, 2004, D. Michael Jewett (“Jewett”), a former employee whose employment the Company terminated seven months after he was first hired, filed a complaint against the Company in the United States District Court, District of New Jersey following his termination. The complaint alleges (i) violations of the New Jersey Anti-Racketeering Statute; (ii) violations of the New Jersey Conscientious Employee Protection Act; (iii) violations of the New Jersey Law Against Discrimination; (iv) Common Law Defamation; and (v) New Jersey Common Law Intentional Infliction of Emotional Distress. Jewett is seeking damages of $31 million, plus attorneys’ fees. The Company denies the allegations contained in the complaint, intends to contest them vigorously, moved to dismiss the complaint and sought sanctions against Jewett’s attorney. Jewett sent a copy of his complaint to the United States Attorney’s Office because in his complaint, Jewett alleged, among other things, that improper payments were made to foreign officials in connection with an IDT Telecom contract. As a result, the Department of Justice, the Securities and Exchange Commission and the United States Attorney in Newark, New Jersey have initiated investigations with respect to this matter. The Company and the Audit Committee of the Company’s Board of Directors also initiated independent investigations, conducted by outside counsel, regarding certain of the matters raised in the Jewett complaint and in these investigations. Neither the Company’s nor the Audit Committee’s investigation has found any evidence of any such improper payments.

Net2Phone

Four substantially similar class-action lawsuits were filed in the United States District Court, Southern District of New York on behalf of all persons who acquired Net2Phone’s stock between July 29, 1999 and December 6, 2000. Net2Phone, certain of Net2Phone’s executive officers, directors and underwriters involved in our initial public offering were named as defendants in these complaints. The complaints allege, in part, that certain underwriters of Net2Phone’s initial public offering violated federal securities laws by failing to disclose that they had solicited and received undisclosed commissions and allocated shares in Net2Phone’s initial public offering to those investors in exchange for their agreement to purchase Net2Phone shares in the after-market at pre-determined prices. The complaints also allege that, whether or not Net2Phone and the named executives were aware of the underwriters’ arrangements, Net2Phone and the named executives have statutory liability under the federal securities laws for issuing a registration statement in connection with Net2Phone’s initial public offering that failed to disclose that these allegedly undisclosed arrangements existed. The suits against Net2Phone are substantially the same as suits asserting the same allegations that have been filed against several hundred other companies that closed their initial public offerings at or about the same time that Net2Phone did. Net2Phone has entered into a settlement agreement along with the majority of the other defendants. The settlement agreement is subject to the court’s approval. Under the terms of the proposed settlement agreement, Net2Phone is not conceding any liability and Net2Phone will not bear any of the expenses associated with the settlement, other than legal fees it may incur.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Previously Disclosed Legal Matters that were Settled, Dismissed or Otherwise Resolved

On or about February 19, 2002, six former employees of Teligent, Inc., on behalf of themselves and other similarly situated former employees of Teligent, served a class action complaint against Teligent and the Company for an alleged violation of the Worker Adjustment and Retraining Notification Act. The Company reached a settlement with the plaintiffs which require us to make payments to the plaintiffs in an amount not to exceed $1.3 million, in the aggregate. The parties are administering the court-approved settlement.

On or about July 25, 2002, PT-1 Communications, Inc. filed a complaint against the Company related to the agreement between the parties for the sale of PT-1’s calling card business to the Company. On May 10, 2004, the parties executed a settlement agreement pursuant to which the Company issued to PT-1 shares of IDT Class B common stock valued at $14.3 million. In addition, this court-approved settlement also dismissed the complaint filed by the Continuing Creditors’ Committee of Star Telecommunications against the Company.

On April 15, 2003, Network Communications of Indiana filed a four-count complaint against the Company, Winstar Holdings, LLC and Winstar Communications, LLC seeking $8.7 million in damages related to a contract dispute. On September 30, 2004, the Court granted the Company’s motion for summary judgment in its entirety and dismissed all counts of the complaint.

On February 15, 2000, Multi-Tech Systems, Inc. filed suit against Net2Phone and other companies alleging patent infringement related to the use of software for making phone calls over the Internet. On October 31, 2002, the Court entered a consent judgment dismissing Multi-Tech’s patent infringement claims. On October 4, 2004, the Supreme Court of the United States denied Multi-Tech’s petition for a Writ of Certiorari, which exhausted all of Multi-Tech’s appellate remedies in this case.

In addition to the foregoing, we are subject to other legal proceedings that have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance in this regard, in the opinion of management, none of the legal proceedings to which the Company is a party, whether discussed above or otherwise, will have a material adverse effect the Company’s results of operations, cash flows or financial condition.

Lease Obligations

The future minimum payments for capital and operating leases as of July 31, 2004 are approximately as follows:

(in thousands)	Operating Leases	Capital Leases
Year ending July 31:
2005	$62,349	$22,477
2006	38,260	20,196
2007	32,505	10,335
2008	26,412	4,466
2009	22,484	105
Thereafter	118,349	—

Total payments	$300,359	57,579

Less amount representing interest		(3,976)
Less current portion		(21,793)

Capital lease obligations — long-term portion		$31,810

Rental expense under operating leases was approximately $41.5 million, $45.0 million and $33.5 million for the years ended July 31, 2004, 2003, and 2002, respectively. In addition, connectivity charges under operating leases were approximately $129.9 million, $98.7 million, and $107.6 million, for the years ended July 31, 2004, 2003, and 2002, respectively.

Commitments

The Company has entered into purchase commitments of approximately $8.9 million as of July 31, 2004, primarily related to connectivity agreements. In addition, in April 2002, the Company entered into a four-year agreement to grant a

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

telecommunications provider an exclusive right to service the Company’s consumer phone services U.S. business traffic, in which the Company agreed to purchase a minimum usage over the term of the agreement. In the event that the Company terminates the agreement before the expiration date, the Company is subject to an early termination penalty of $5 million if cancelled in the third year and $2 million if cancelled in the fourth year.

As of July 31, 2004, the Company has letters of credit outstanding totaling $35.4 million, of which $20.6 million expires in August 2006 and the remainder expires in fiscal 2005 though fiscal 2010. The Company classifies cash and marketable securities that serve as collateral against the letters of credit as “Restricted Cash and Marketable Securities”—Long Term on the Company’s consolidated balance sheets. In addition, approximately $3.7 million and $2.9 million of cash is restricted against such letters of credit, and is included in “cash and cash equivalents” in our consolidated balance sheets as of July 31, 2004 and 2003, respectively.

On May 1, 2006, Net2Phone is required to purchase from Deutsche Bank 585,325 shares of Net2Phone’s common stock for a total price of $19.2 million. However, Net2Phone has at its sole and exclusive option, the right to cause Deutsche Bank, on or before December 31, 2005, to commence selling the shares in regular market transactions during the period between January 2, 2006 and April 25, 2006. In the event Net2Phone exercises this right, Net2Phone will pay Deutsche Bank, on May 1, 2006, only the excess of $19.2 million over the amount, net of commissions, received by Deutsche Bank from the sales of the shares during this period. As a result, Net2Phone recorded a long-term obligation of $19.2 million less the value of the 585,325 shares of Net2Phone common stock on May 7, 2003. As of July 31, 2004 and 2003, Net2Phone’s obligation was $17.3 million and $16.2 million, respectively. Net2Phone will continue to mark-to-market this obligation at each reporting period based on the value of Net2Phone’s common stock. This mark-to-market is included in investment and other income (expense), net, in our consolidated statements of operations.

11. Related Party Transactions

The Company has entered into a number of agreements with Net2Phone. As discussed in Note 2, effective October 23, 2001, the Company reconsolidated Net2Phone, and accordingly, all intercompany balances and transactions for the years ended July 31, 2004, 2003 and 2002, were eliminated in consolidation.

The Company currently leases one of its facilities in Hackensack, New Jersey from a corporation which is wholly owned by the Company’s Chairman. Aggregate lease payments under such lease was approximately $0.1 million in each of the years ended July 31, 2004, 2003 and 2002. The Company made payments for food related expenses to a cafeteria owned and operated by the son of the Company’s chairman. Such payments were $0.9 million, $0.8 million and $0.8 million for the years ended July 31, 2004, 2003 and 2002, respectively. The Company provides shared services for connectivity and other services to a firm owned by the Company’s Chairman. Such billings were $0.1 million in the years ended July 31, 2004 and 2003. The net balance owed to the Company by the publishing firm was approximately $0.1 million and $0.3 million as of July 31, 2004 and 2003, respectively.

The Company obtains insurance policies from several insurance brokers. Some of the policies were arranged through a company affiliated with individuals related to both the Chairman and the General Counsel to the Company. The aggregate premiums paid by the Company with respect to these policies in the year ended July 31, 2004 was approximately $1.9 million. The Company also paid premiums of approximately $7.8 million in the year ended July 31, 2004, to third parties that in turn shared commissions with respect to these premiums with the affiliated company. Other brokers wrote policies without the affiliated company receiving or sharing in any of the commissions. An outside insurance consultant reviews all insurance coverage of the Company to ensure that these insurance policies were both necessary and reasonable.

The Chief Executive Officer and Vice-Chairman of the Company is a partner in a law firm that has served as counsel to the Company since July 1996. Fees paid to this law firm by the Company amounted to $0.1 million, $0.2 million and $0.5 million for the years ended July 31, 2004, 2003 and 2002, respectively. In addition, a Director of the Company is of counsel to a law firm that has served as counsel to the Company since November 1999. Fees paid to this law firm by the Company amounted to $7.8 million, $15.3 million and $6.3 million for the years ended July 31, 2004, 2003 and 2002, respectively. During fiscal 2004, a partner in a law firm that serves as counsel to the Company was appointed to the Company’s Board of Directors. Fees paid to this law firm by the Company amounted to $0.8 million for the year ended July 31, 2004.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal 2004 the Company made a $0.5 million investment in an investment fund, in which a Director of the Company is a partner. Management fees paid to this investment fund was $0.1 million during the year ended July 31, 2004.

The Company had loans outstanding to officers and employees aggregating approximately $2.4 million and $12.7 million as of July 31, 2004 and 2003, respectively, which are included within other current assets and other assets in the accompanying consolidated balance sheets.

Pursuant to an employment agreement, dated July 31, 2000 with Net2Phone’s then-CEO, to help defray the tax expense of a grant of 50,000 shares of restricted stock, Net2Phone loaned the CEO an amount necessary to pay such taxes. Net2Phone granted the CEO a loan for $0.6 million in September 2000, with a term of three years and an interest rate equal to the applicable short term federal rate. Repayment would be accelerated if the CEO sold any of his 50,000 shares of restricted stock or upon the termination of his Employment Agreement. The CEO repaid this loan in full, plus interest, in the first quarter of fiscal 2004.

In April 2002, Net2Phone loaned $3.6 million to its then-CEO. The loan bears interest at a market rate and principal and interest are due on April 9, 2005 (“Maturity Date”). The loan is non-recourse to the CEO and is secured by options to purchase 0.3 million shares of Net2Phone common stock granted to the CEO in April 2002. Under certain circumstances, Net2Phone’s Board of Directors may request the CEO to exercise sufficient options and sell sufficient stock to repay the outstanding balance of the loan. In addition, the Board may request that the CEO not sell the stock, which will result in the outstanding loan and interest balance being reduced based upon a formula set forth in the loan agreement. On the Maturity Date, the CEO will have to return to Net2Phone all or a portion of the unexercised options and/or shares of unsold stock and the outstanding loan and accrued interest balance will be reduced based upon a formula set forth in the loan agreement.

Due to the uncertainty surrounding the number of options such individual will ultimately receive, Net2Phone is accounting for the options using a variable accounting model until the options are exercised or returned to Net2Phone. Furthermore, due to the non-recourse nature of the loan, Net2Phone has been recording compensation expense for the $3.6 million principal amount of the note over its three-year maturity period. However, total compensation expense will be calculated at each reporting date as the greater of the compensation expense resulting from (i) variable accounting treatment of the options, or (ii) amortizing the $3.6 million loan balance over the maturity period of the loan.

For the years ended July 31, 2004, 2003 and 2002, Net2Phone recorded compensation expense of $1.2 million, $1.2 million and $0.3 million, respectively, relating to this loan.

Pursuant to an employment agreement with Net2Phone’s former General Counsel dated January 8, 2001, Net2Phone guaranteed that the value (as defined in the agreement) of 150,000 options to purchase Net2Phone common stock held by its General Counsel would be at least $1.6 million on January 7, 2004. To the extent the value of such options was less than $1.6 million, Net2Phone would pay its then General Counsel the difference in cash. On January 7, 2004, the value of the 150,000 options was $0.7 million. As required by the agreement, Net2Phone paid $0.9 million to its then General Counsel at that time. Net2Phone had amortized the $1.6 million guaranteed option value over the three-year term of the agreement, less the intrinsic value of the stock options as of each fiscal quarter end. Due to the higher stock price on January 7, 2004 as compared to July 31, 2003, Net2Phone reversed $0.2 million of previously recorded non-cash compensation expense as a result of this agreement. During fiscal 2003, Net2Phone recorded non-cash compensation expense of $0.5 million related to this agreement.

All of the Company’s related party transactions are reviewed by the Audit Committee of the Company’s Board of Directors.

12. Defined Contribution Plans

The Company maintains 401(k) Plans (the “Plans”) available to all employees meeting certain eligibility criteria. The Plans permit participants to contribute up to 20% of their salary, not to exceed the limits established by the Internal Revenue Code. The Plans provide for matching contributions up to a maximum of 6% of covered compensation, which vests over five years. All contributions made by participants vest immediately into the participant’s account. For the years ended July 31, 2004, 2003 and 2002, Company contributions to the Plans amounted to approximately $1.4 million, $1.4 million and $1.7 million, respectively. In addition, during the years ended July 31, 2004 and 2003, Net2Phone contributed 0.2 million

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares and 0.3 million shares of their common stock as matching contributions to their 401(k) Plan, and recorded non-cash compensation expense of $0.7 million and $0.8 million, respectively. The Company’s common stock and Class B common stock are not investment options for the Plans’ participants.

13. Employee Stock Purchase Plan

On September 16, 2003, the Company’s Board of Directors approved an Employee Stock Purchase Plan (“ESPP”), authorizing the Company to reserve 0.5 million shares of its Class B common stock for future issuance under the ESPP. The ESPP offers eligible employees of the Company to purchase shares of the Company’s Class B common stock through payroll deductions, not to exceed fifteen percent of the participant’s base wages or salary for a pay period, at eighty-five percent of the lesser of (a) the fair market value of the Company’s Class B common stock on the offering date, as defined, or the fair market value of the Company’s Class B common stock on the second offering date, as defined, if the employee was not a participant on the offering date; or (b) the fair market value of the Company’s Class B common stock on the purchase date, as defined. Participant purchases of Class B common stock under the ESPP are limited to a fair market value of $25,000 or 2,000 shares of Class B common stock each calendar year. During the year ended July 31, 2004, the Company received $0.9 million in proceeds and issued 0.1 million shares of the Company’s Class B common stock under the ESPP.

14. Business Segment Information

The Company has six reportable business segments: Wholesale Telecommunications Services, Retail Telecommunications Services, IDT Entertainment, IDT Solutions, Voice over IP (formerly known as Internet Telephony), and IDT Capital (formerly known as Menlo Park and, before that, IDT Media). The operating results of these business segments are distinguishable and are regularly reviewed by the Company’s chief operating decision maker.

Effective fiscal 2004, the Company created a new reportable business segment, IDT Entertainment, to report the results of its animation and entertainment-related businesses. Prior to fiscal 2004, results for IDT Entertainment were consolidated with the IDT Capital segment results. To the extent possible, comparative historical results for IDT Entertainment have been reclassified from IDT Capital to conform to the current business segment presentation, although these results may not be indicative of the results which would have been achieved had the revised business segment structure been in effect during those periods.

The Wholesale Telecommunications Services business segment consists of wholesale carrier services provided to other long distance carriers. The Retail Telecommunications Services business segment markets and sells prepaid and rechargeable calling cards, consumer local and long distance phone services, and wireless cellular services to individuals and businesses. The IDT Entertainment business segment is comprised of complementary operations and investments that enable it to acquire, develop, finance and produce animated entertainment programming and to distribute filmed entertainment content to the mass market. The Voice over IP business segment consists mostly of Net2Phone, a provider of VoIP telephony products and services and of cable and other broadband telephony services. The IDT Capital segment consists primarily of IDT’s brochure distribution and radio operations. The Company’s announced the reorganization of the IDT Solutions segment, which consists of Winstar Holdings, LLC. Once the reorganization is complete, IDT Solutions will no longer provide retail switched communication services to commercial customer. IDT Solutions currently provides communications services only to select governmental customers in 14 markets.

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

	Wholesale Telecommunications Services	Retail Telecommunications Services	IDT Entertainment	IDT Solutions (1)	Voice over IP	IDT Capital	Corporate	Total
Year ended July 31, 2004
Revenues	$524,476	$1,413,438	$106,700	$71,591	$77,962	$22,738	$—	$2,216,905
Operating income (loss)	(17,580)	96,012	(597)	(112,479)	(21,904)	(21,153)	(44,230)	(121,931)
Non-cash compensation	704	3,717	953	692	(3,168)	354	6,240	9,492
Depreciation and amortization	21,706	46,425	5,079	11,593	10,530	2,587	1,948	99,868
Restructuring and impairment charges	—	920	—	40,969	2,193	14,138	—	58,220
Total assets	174,215	1,176,291	231,599	33,903	167,392	46,030	44,927	1,874,357

Year ended July 31, 2003
Revenues	405,473	1,233,190	5,023	87,553	80,769	22,539	—	1,834,547
Operating income (loss)	(27,594)	90,963	(2,418)	(88,762)	9,652	(6,648)	(48,813)	(73,620)
Non-cash compensation	2,791	—	—	—	15,303	—	14,192	32,286
Depreciation and amortization	20,283	40,859	87	13,480	11,037	1,861	1,702	89,309
Restructuring and impairment charges	1,450	—	—	4,500	7,362	—	—	13,312
Total assets	204,109	1,121,273	55,811	93,656	146,097	70,905	40,491	1,732,342

Year ended July 31, 2002
Revenues	289,310	1,121,674	21	79,604	71,857	21,328	—	1,583,794
Operating income (loss)	(30,572)	61,396	(890)	(96,644)	(216,049)	(131,116)	(26,466)	(440,341)
Non-cash compensation	—	—	—	1,894	14,546	—	—	16,440
Depreciation and amortization	20,696	33,988	1	6,691	17,900	2,252	2,388	83,916
Restructuring and impairment charges	1,588	1,587	—	—	143,191	111,135	—	257,501
Total assets	$220,060	$1,078,195	$826	$159,726	$169,742	$90,950	$58,163	$1,777,662

(1) IDT acquired the assets currently held by Winstar (through which the IDT Solutions segment operates) in December 2001. Accordingly, results of operations for fiscal 2002 for IDT Solutions reflects only the period that the Company owned and operated the Winstar assets.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues from customers located outside of the United States represented approximately 23%, 19% and 19% of total revenues for the years ended July 31, 2004, 2003 and 2002, respectively, with no single foreign country representing more than 10% of total revenues. Western Europe represented 16%, 15%, and 17% of total revenues for the years ended July 31, 2004, 2003 and 2002, respectively. Revenues by country is determined based on the country where the customer is invoiced. Net long-lived assets and net total assets, held outside of the United States, primarily in Western Europe, totaled approximately $75.4 million and $327.4 million as of July 31, 2004 and $31.9 million and $145.9 million as of July 31, 2003, respectively.

15. Additional Financial Information

Trade accounts payable includes approximately $89.1 million and $75.8 million due to telecommunication carriers at July 31, 2004 and 2003, respectively.

16. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

Year ended July 31 (in thousands, except per share data)	2004	2003	2002
Numerator:
Net loss	$(95,711)	$(17,517)	$(303,349)

Denominator:
Weighted-average number of shares used in calculation of earnings per share—basic	87,920	80,176	75,108
Effect of stock options and contingently issuable shares	—	—	—

Weighted-average number of shares used in calculation of earnings per share—diluted	87,920	80,176	75,108

Earnings per share:
Basic	$(1.09)	$(0.22)	$(4.04)
Diluted	$(1.09)	$(0.22)	$(4.04)

The following securities have been excluded from the dilutive per share computation because the Company reported net losses for those years, and the impact of the assumed exercise of stock options, unvested restricted stock and contingently issuable shares would have been antidilutive:

Year ended July 31 (in thousands)	2004	2003	2002
Stock options	13,026	16,167	14,159
Unvested restricted stock	1,045	—	—
Contingently issuable shares	153	320	369

Total	14,224	16,487	14,528

17. Gain on Sale of Subsidiary Stock

On April 17, 2003, a subsidiary of Liberty Media purchased from the Company 88.235 newly-issued shares of our IDT Media, Inc. subsidiary’s Class A common stock, that operated our entertainment and media businesses, at a price of $283,334 per share, representing an aggregate cash purchase price of $25.0 million. As a result of this sale of subsidiary stock, the Company’s ownership percentage in IDT Media, Inc. decreased from 100% to 94.4%.

Accordingly, in connection with this sale, the Company recognized a SAB 51 gain of $22.4 million during the year ended July 31, 2003. Deferred taxes of $9.0 million have been provided on the gain.

See note 2 for a discussion of the $9.4 million SAB 51 gain recorded by the Company in the second quarter of fiscal 2004, as a result of Net2Phone’s common stock offering.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Comprehensive Income (Loss)

The accumulated balances for each classification of comprehensive income (loss) were as follows (in thousands):

	Unrealized gain (loss) in available-for- sale securities	Foreign currency translation	Accumulated other comprehensive income (loss)
Beginning balance at July 31, 2001	$(2,537)	$(38)	$(2,575)
Change during period	1,075	(935)	140

Balance at July 31, 2002	(1,462)	(973)	(2,435)
Change during the period	(5,931)	286	(5,645)

Balance at July 31, 2003	(7,393)	(687)	(8,080)
Change during the period	25,410	2,579	27,989

Balance at July 31, 2004	$18,017	$1,892	$19,909

19. Settlement by Net2Phone of Litigation

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

20. Liquidation of ADIR Technologies, Inc

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

Also in September 2003, in consideration for general releases from certain current and former employees of Net2Phone, and the surrender by them of their shares of ADIR common stock, ADIR canceled the promissory notes originally delivered by such employees. The principal amount of the notes and all accrued interest equaled the book value of the surrendered shares. Therefore, the notes and accrued interest receivable of $3.5 million were written off against minority interest in the first quarter of fiscal 2004. In addition, since all outstanding employee shares were redeemed and all remaining options were forfeited, Net2Phone wrote-off $3.8 million in unamortized deferred compensation against minority interest in the first quarter of fiscal 2004. Following this transaction, Net2Phone became the sole shareholder of ADIR. As a result, in addition to the aforementioned $2.9 million approximate gain from the acquisition of the remaining preferred shares during the first quarter of fiscal 2004, Net2Phone recorded additional other income of approximately $9.3 million in the first quarter of fiscal 2004, representing the remaining minority interest balance after all minority shareholder interests have been satisfied.

The aggregate non-cash gain of $12.2 million is recorded in “investment and other income (expense)” in the accompanying consolidated statements of operations for the year ended July 31, 2004.

Pursuant to approvals of their respective boards of directors, both ADIR and NetSpeak have been liquidated; ADIR on June 30, 2004 and NetSpeak on July 31, 2004. As part of the liquidation of both companies, Net2Phone, as the sole shareholder, entered into an agreement with the Chief Executive Officer of ADIR and NetSpeak pursuant to which he released all of his rights under his existing employment agreement, agreed to a two year covenant against competition with Net2Phone and further agreed to provide consulting services to Net2Phone with respect to the businesses formerly conducted by ADIR and NetSpeak for a period of two years. In exchange, Net2Phone agreed that it would forgive outstanding loans from ADIR

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the Chief Executive Officer totaling $0.6 million over the period of his restrictive covenant and consultation agreement. Net2Phone did not record any charges during the fourth quarter of fiscal 2004 related to this agreement, as the agreement was executed at fiscal year end. Charges associated with this agreement will be recorded over the period of his restricted covenant and consultancy period, beginning in the first fiscal quarter of 2005.

21. Restructuring and Impairment Charges

The Company’s restructuring and impairment charges consist of the following:

Year ended July 31, (in thousands)	2004	2003	2002
IDT Solutions:
Workforce reductions	$4,718	$—	$—
Real estate network and connectivity reductions	2,900	—	—
Impairment charges	33,134	4,500	—
Other	217	—	—

	40,969	4,500	—
IDT Capital	14,138	—	111,135
IDT Telecom	920	1,450	3,175
Voice over IP:
Exit and other costs	1,294	3,970	16,976
Separation agreements of former CEO, CFO and COO	1,244	2,877	12,623
Workforce reductions	163	4,115	13,882
Impairment charges including recovery on assets held for sale	(89)	1,815	99,710
Reserve adjustments	(419)	(5,415)	—

	2,193	7,362	143,191

Total	$58,220	$13,312	$257,501

IDT Solutions

In the first quarter of fiscal 2004, the Company approved a restructuring plan aimed at reducing the operating losses of IDT Solutions. On May 12, 2004, the Company announced a further restructuring plan for IDT Solutions which included the exit from IDT Solutions’ CLEC business, by ending the provision of retail switched communications services. As of September 30, 2004, substantially all of IDT Solutions’ commercial customers, representing approximately 95% of total revenues of IDT Solutions, have found replacement services and are no longer on the Winstar network. IDT Solutions currently provides service only to select govermental customers in 14 markets.

The restructuring plans include reductions to IDT Solutions’ workforce, real estate network and network connectivity, as well as the impairment of assets to their estimated net recoverable value. The restructuring plans are expected to be complete by the end of fiscal 2005.

During fiscal 2004, IDT Solutions did not meet the criteria to report its exit from the retail switched communications services business as a discontinued operation, since it continued to generate revenues from the business and to be continuously involved in the business during the services discontinuation process.

As the Company continues to restructure IDT Solutions, the Company will be required to maintain minimum service level commitments to customers. Failure to maintain adequate network infrastructure and or support services could result in additional costs and liabilities to the Company pursuant to our agreement with these customers.

Workforce Reductions

In connection with the first quarter of fiscal 2004 restructuring plan, IDT Solutions reduced its workforce during that quarter by 163 employees, to approximately 400 employees. For the year ended July 31, 2004, the Company recorded workforce reduction charges of $1.1 million relating to the first quarter 2004 restructuring, consisting of severance compensation to the employees whose jobs were eliminated.

In connection with the May 2004 restructuring, IDT Solutions plans to eliminate all of its workforce that currently supports its retail switched communications services business. During the fourth quarter of fiscal 2004, IDT Solutions reduced its workforce to approximately 140 employees as of July 31, 2004, and recorded restructuring charges of $3.6 million relating to this workforce reduction.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Real Estate Network and Connectivity Reductions

In connection with the first quarter of fiscal 2004 restructuring plan, which aimed to reduce IDT Solutions’ network of provision-ready buildings down from approximately 3,000 buildings to 2,200 buildings, the Company recorded during the year ended July 31, 2004, real estate network reduction charges totaling $1.8 million and connectivity reduction charges totaling $1.1 million.

During the fourth quarter of fiscal 2004, the Company further terminated leases on an additional 1,000 buildings on IDT Solutions’ network. As of July 31, 2004, approximately 1,200 buildings remained on IDT Solutions’ network.

Most of IDT Solutions’ remaining connectivity is provided pursuant to month-to-month leases and, accordingly, the Company does not anticipate incurring any material restructuring charges going forward related to cancelling such connectivity.

The Company anticipates incurring additional costs relating to the early termination of real estate leases. However, as of July 31, 2004, the Company had not yet negotiated the early termination on the majority of such leases. In addition, during fiscal 2004, the Company stopped paying rent on many of IDT Solutions’ real estate leases due to the ongoing BOMA litigation, as described in “Note 10. Commitments and Contingencies”, but continued to accrue for such amounts. Pending the ultimate outcome of the BOMA litigations described below, the Company may not be required to pay all or any amounts due under such lease agreements.

On or about August 29, 2003, the Company along with its subsidiaries Winstar Communications, LLC and Winstar of New Jersey, LLC filed a complaint in the United States District Court, District of New Jersey seeking damages and equitable relief against the Building Owners and Managers Association International and other parties. In a related action on April 23, 2004, Winstar Communications and Winstar of New York filed a complaint in the United States District Court, Southern District of New York seeking damages and declaratory relief against Building Owners and Managers Association of New York and twenty-four other defendants, individually and as representatives of the class of all other similarly situated parties. Each of the BOMA litigations arises out of an alleged tacit agreement or conspiracy between and among the defendants to thwart Winstar’s legitimate business plans to provide competitive telecommunications services to customers located in commercial real estate properties throughout the United States. Settlements have been reached with eighteen of the defendants in the BOMA litigations, and the remaining defendants have waved to dismiss the claims brought against them.

Impairment Charges

As a result of the May 2004 restructuring, the Company tested the recoverability of IDT Solutions’ long-lived assets and concluded than an impairment of the carrying value of these assets was required, as the assets may no longer be fully recoverable. As such, the Company recorded impairment charges of $19.2 million, $6.2 million, $5.0 million, and $2.7 million to write down fixed assets, capitalized labor, intangibles, and assets held for sale, respectively, to their estimated net realizable value, during the year ended July 31, 2004. In determining fair value, the Company based such write-downs on market prices for similar assets.

During the year ended July 31, 2003, IDT solutions recorded a $4.5 million impairment charge to write-down the carrying value of certain equipment.

IDT Capital

On October 10, 2000, the Company reached a final settlement with TyCom, under which TyCom granted to the Company, free of charge, certain indefeasible rights to use (“IRU”) capacity on the transatlantic and transpacific segments of TyCom’s global undersea fiber optic network.

The Company subsequently re-evaluated the recoverability of the carrying value of its IRU in accordance with SFAS No. 121 and, as a result, IDT Capital recorded an impairment charge of $110.4 million for the year ended July 31, 2002 to write down the asset to its fair value, reflecting the significant erosion of the market value of undersea fiber.

As described in “Note 10. Commitments and Contingencies”, on May 5, 2004, the Company commenced litigation against TyCom and its related Tyco entities alleging that they breached the settlement agreement by failing to deliver the IRU capacity to the Company. As a result of this litigation and the fact that no IRU capacity was ever received, during the year ended July 31, 2004, IDT Capital recorded an impairment charge of $10.4 million to write-off the remaining carrying value of the Company’s IRU assets.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended July 31, 2004, IDT Capital also impaired $3.3 million of goodwill and $0.4 million of broadcast equipment relating to its syndicated radio network business. The impairment charge was calculated as the amount by which the carrying amount of the assets exceeded their fair values, estimated using the present value of expected future cash flows.

In addition, during the year ended July 31, 2002, IDT Capital recorded impairment charges of $0.7 million to write-down certain discontinued wireless-related equipment.

IDT Telecom

During the year ended July 31, 2004, IDT Telecom recorded a $0.9 million impairment charge, resulting from the write-off of goodwill relating to an unprofitable call center business which the Company chose not to fund any further. During the year ended July 31, 2003, IDT Telecom recorded a $1.5 million impairment charge to write down the value of certain equipment. In addition, during the year ended July 31, 2002, IDT Telecom recorded an impairment charge of $3.2 million, primarily resulting from the write-down of certain decommissioned European telecommunications switch equipment.

Voice over IP

Exit and Other Costs

During fiscal 2004, Net2Phone incurred exit and other costs of $1.3 million, which included $0.4 million in costs to exit its disposable calling card business, $0.7 million in costs primarily to terminate certain office leases, and $0.2 million in various contract dispute settlement costs and costs to close two overseas businesses.

During fiscal 2003, Net2Phone incurred exit and other costs of approximately $4.0 million. These included $1.9 million to write-off network assets that were never deployed by Net2Phone, $1.6 million relating to lease termination costs on various leases, and $0.5 million relating to the sale of Net2Phone’s web-based banner advertising business in fiscal 2002.

As a result of its fiscal 2002 restructurings, Net2Phone stopped various equipment and network build-outs, and incurred costs to exit connectivity agreements. These exit activities resulted in total costs of approximately $7.9 million. The restructurings also led to the streamlining of operations at various Net2Phone locations. As a result, Net2Phone incurred lease related exit costs totaling approximately $6.3 million. Also in fiscal 2002, Net2Phone sold the assets of its web-based banner advertising business and the assets of Mail.com. As a result of this transaction, Net2Phone recorded a $1.8 million loss. Partially offsetting these fiscal 2002 exit costs was a favorable mark-to-market adjustment of $0.6 million relating to certain settlement obligations.

Separation Agreements of Net2Phone’s Former CEO, CFO & COO

In October 2001, Net2Phone’s Chief Executive Officer resigned from Net2Phone. As part of his separation agreement, Net2Phone recorded charges of $9.5 million in fiscal 2002, consisting primarily of $3.9 million for the repricing of options, $5.4 million of loan forgivenesses, and approximately $0.2 million of amortization of a non-compete covenant which was valued at $0.8 million. During fiscal 2004 and 2003, an additional $0.2 million and $1.9 million charge, respectively, was recorded relating to this separation agreement.

In March 2002, Net2Phone’s Chief Financial Officer resigned from Net2Phone. As part of his severance agreement, Net2Phone recorded charges of $2.7 million in fiscal 2002, $0.6 million in fiscal 2003 and $0.5 million in fiscal 2004.

In July 2003, Net2Phone’s Chief Operating Officer terminated his employment with Net2Phone. As part of his severance agreement, Net2Phone recorded a $0.8 million charge during fiscal 2003.

Workforce Reductions

During fiscal 2004, Net2Phone recorded workforce reduction costs totaling $0.2 million relating to severance expense for six employees whose jobs were either consolidated or eliminated.

On October 24, 2002, Net2Phone announced a reduction in staff of approximately 20 percent, or 55 employees. This reduction was undertaken primarily to consolidate Net2Phone’s development and support organizations and to scale back development activities that were not critical to revenue generating business lines. In addition, Net2Phone further reduced its workforce by 8 employees in the fourth quarter of fiscal 2003. These two staff reduction initiatives resulted in approximately $4.0 million of severance charges during fiscal 2003.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2002, Net2Phone executed three significant company-wide workforce reductions in Net2Phone’s core business. In November 2001, Net2Phone announced plans to restructure its operations, including the reduction in workforce by approximately 270 employees. As a result of this workforce reduction, Net2Phone recorded a charge of $6.2 million. In February 2002, Net2Phone announced plans to further reduce its workforce by approximately 85 employees or 28 percent. As a result of this workforce reduction, Net2Phone recorded a charge of approximately $3.5 million. In April 2002, Net2Phone further reduced its workforce by 20 employees, by scaling back its technical development team that had been working on projects related to the restructured businesses. As a result of this workforce reduction, Net2Phone recorded a charge of approximately $0.9 million.

Two additional workforce reductions were executed during fiscal 2002 in Net2Phone’s ADIR subsidiary, after Net2Phone reached an impasse with Cisco relating to certain commitments provided to Net2Phone by Cisco during ADIR’s formation. Since much of ADIR’s business and activities focused on developing software for Cisco, a decision was reached first in February 2002 to reduce ADIR’s workforce by 60 employees, resulting in a severance charge of approximately $1.3 million. A second ADIR workforce reduction was executed in May 2002, as a result of unresolved negotiations with Cisco, and resulted in the termination of an additional 30 employees and a severance charge of $2.0 million.

Impairment Charges Including Recovery on Assets Held for Sale

During fiscal 2004, Net2Phone recorded a net recovery of $0.1 million for equipment that had been previously written off. In addition, Net2Phone transferred $0.2 million of these assets to service in Net2Phone’s network based on their operational needs. At the close of fiscal 2004 Net2Phone had $0.2 million in assets held for sale. Net2Phone is in the process of identifying buyers for this equipment, and expects to sell these assets in fiscal 2005.

During fiscal 2003, Net2Phone recognized $0.9 million of impairment charges relating to the cancellation of various equipment and network build-outs, $0.4 million of impairment charges relating to capitalized software no longer recoverable, and $0.2 million of impairment charges relating to the write-off of certain acquired software and equipment. In addition, Net2Phone recorded a write down to net realizable value of $0.3 million on equipment that Net2Phone would no longer deploy in Net2Phone’s network, and that would instead be sold in the secondary equipment market.

During fiscal 2002, a comprehensive review of Net2Phone’s assets was conducted. As a result, several impairment charges were determined to be required. First, an impairment charge of $83.9 million was recognized during the third quarter of fiscal 2002 when it was determined that the future undiscounted cash flows of Net2Phone’s long-lived assets were estimated to be insufficient to recover their related carrying values. As such, the carrying values of these assets were written down to their estimated fair value. Secondly, during the third quarter of fiscal 2002, as a result of the significant reduction in ADIR’s workforce, the goodwill for ADIR’s software sales reporting unit was tested for impairment and, as a result, a goodwill

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impairment loss of $11.6 million was recognized. Finally, as a result of Net2Phone’s plan to restructure its operations and eliminate various lines of development, an impairment review of Net2Phone’s long-lived assets and identifiable intangible assets was conducted as of April 30, 2002, in accordance with SFAS No. 121. As a result of this analysis, Net2Phone recorded impairment charges of approximately $2.0 million related to customer lists, $0.5 million related to technology and $1.7 million related to developed product technology assets. The impairment charge was calculated as the amount by which the carrying amount of the assets exceeded their estimated fair values. The estimate of fair value for each of the fiscal 2002 impairments were determined using the present value of expected future cash flows.

Reserve Adjustments

During fiscal 2004, $0.4 million in net reserves were reversed primarily due to the execution of sub lease agreements at more favorable terms than originally estimated and to adjustments of employee termination agreements based on subsequent decisions to retain certain employees.

During fiscal 2003, Net2Phone recorded reserve adjustments of $(5.4) million. During the first quarter of fiscal 2003, Net2Phone reversed $2.1 million of previously recognized charges as a result of a preliminary settlement agreement with vendors regarding cancellation charges. In the first and second quarter of fiscal 2003, Net2Phone reversed a total of $0.5 million of previously recognized severance expense as a result of the subsequent retention of several individuals whose employment had been terminated. During the fourth quarter of fiscal 2003, Net2Phone reversed $1.9 million in reserves based on final contract settlement with one of Net2Phone’s media partners. Additionally, Net2Phone reversed $0.9 million in reserves related the termination of ADIR’s Boca Raton office lease based upon executing a termination agreement relating to the lease on more favorable terms than previously anticipated.

Reserve Summary

The following table summarizes the remaining reserve balances related to restructuring and impairment charges:

	Balance at July 31, 2003	Charged to expense	Payments	Non-cash charges	Reserve adjustments	Balance at July 31, 2004
IDT Solutions:
Workforce reductions	$—	$4,718	$(2,653)	$—	$—	$2,065
Real estate network and connectivity reductions	—	2,900	(2,075)	(37)	—	788
Impairment charges	—	33,134	—	(33,134)	—	—
Other	—	217	(217)	—	—	—

	—	40,969	(4,945)	(33,171)	—	2,853
IDT Capital	—	14,138	—	(14,138)	—	—
IDT Telecom	—	920	—	(920)	—	—
Voice over IP	4,784	2,612	(3,968)	(895)	(419)	2,114

Total	$4,784	$58,639	$(8,913)	$(49,124)	$(419)	$4,967

22. Selected Quarterly Financial Data (unaudited)

The table below presents selected quarterly financial data (unaudited) of the Company for its fiscal quarters for the years ended July 31, 2004 and 2003:

Quarter Ended (in thousands, except per share data)	Revenues	Direct cost of revenues	Income (loss) from operations	Net income (loss)	Per share — Basic	Per share — Diluted
2004:
October 31	$513,055	$394,208	$(18,441)	$(13,966)	$(0.17)	$(0.17)
January 31 (a)	526,973	396,054	(16,157)	18,416	0.22	0.20
April 30 (b)	565,664	428,732	(58,366)	(76,849)	(0.84)	(0.84)
July 31 (c)	611,213	460,159	(28,967)	(23,312)	(0.25)	(0.25)

Total	$2,216,905	$1,679,153	$(121,931)	$(95,711)

2003:
October 31 (d)	$443,171	$340,067	$24,336	$(4,091)	$(0.05)	$(0.05)
January 31	450,767	348,988	(30,704)	(12,459)	(0.16)	(0.16)
April 30 (e)	454,870	347,117	(37,899)	(9,303)	(0.12)	(0.12)
July 31	485,739	373,293	(29,353)	8,336	0.10	0.10

Total	$1,834,547	$1,409,465	$(73,620)	$(17,517)

(a) Included in net income is a $9.4 million gain recorded by the Company as a result of Net2Phone’s common stock offering and a $21.6 million arbitration award.

(b) Included in loss from operations are $28.1 million of restructuring and impairment charges recorded by IDT Solutions and a $10.4 million impairment charge recorded by IDT Capital related to the write-off of the IRU received as part of the Tycom settlement.

(c) Included in loss from operations are $8.7 million of restructuring and impairment charges recorded by IDT Solutions and a $3.7 million impairment charge recorded by IDT Capital related to the write-off of both goodwill and certain broadcast equipment relating to its syndicated radio network business.

(d) Included in income from operations is a $58.0 million gain on settlement of litigation by Net2Phone.

(e) Included in net loss is a $22.4 million gain on the Company’s sale, to Liberty Media, of 5.6% of the Company’s IDT Media, Inc. subsidiary.

IDT CORPORATION

SCHEDULE 1

FINANCIAL STATEMENT SCHEDULE—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at beginning of period	Additions charged to costs and expenses	Deductions (1)	Balance at end of period
2004
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$42,586	$34,324	$(19,526)	$57,384
2003
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$39,207	$24,606	$(21,227)	$42,586
2002
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$22,508	$23,170	$(6,471)	$39,207

(1) Uncollectible accounts written off, net of recoveries.