Form 10-Q
period 2004-10-31
IDT CORP
filed 2004-12-10
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of December 3, 2004, the registrant had the following shares outstanding:

Common Stock, $.01 par value:	18,845,933 shares outstanding (excluding 6,228,927 treasury shares)
Class A common stock, $.01 par value:	9,816,988 shares outstanding
Class B common stock, $.01 par value:	67,772,726 shares outstanding (excluding 1,608,290 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

IDT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2004	July 31, 2004
	(Unaudited)	(Note 1)
	(in thousands, except share data)
Assets

Current assets:
Cash and cash equivalents	$144,433	$142,177
Marketable securities	835,132	897,130
Trade accounts receivable, net	198,174	184,125
Other current assets	100,883	106,976

Total current assets	1,278,622	1,330,408
Property, plant and equipment, net	266,798	261,760
Goodwill	92,215	89,534
Licenses and other intangibles, net	28,633	32,928
Investments	100,711	66,870
Restricted cash and marketable securities	20,052	22,620
Other assets	77,530	70,237

Total assets	$1,864,561	$1,874,357

Liabilities and stockholders’ equity

Current liabilities:
Trade accounts payable	$135,260	$140,296
Accrued expenses	214,141	213,116
Deferred revenue	130,573	140,755
Capital lease obligations—current portion	17,166	21,793
Other current liabilities	10,319	9,404

Total current liabilities	507,459	525,364
Deferred tax liabilities, net	145,021	145,037
Capital lease obligations—long-term portion	33,567	31,810
Other liabilities	48,341	48,218

Total liabilities	734,388	750,429
Minority interests	132,663	132,695

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000,000; no shares issued	—	—
Common stock, $.01 par value; authorized shares—100,000,000; 25,074,860 shares issued at October 31, 2004 and July 31, 2004; 18,845,933 and 19,140,933 shares outstanding at October 31, 2004 and July 31, 2004, respectively	188	192
Class A common stock, $.01 par value; authorized shares—35,000,000; 9,816,988 shares issued and outstanding at October 31, 2004 and July 31, 2004	98	98
Class B common stock, $.01 par value; authorized shares—100,000,000; 69,365,266 and 68,727,201 shares issued at October 31, 2004 and July 31, 2004, respectively; 67,756,976 and 67,118,911 shares outstanding at October 31, 2004 and July 31, 2004, respectively	678	671
Additional paid-in capital	807,828	800,618
Treasury stock, at cost, consisting of 6,228,927 and 5,933,927 shares of common stock and 1,608,290 shares of Class B common stock at October 31, 2004 and July 31, 2004, respectively	(126,243)	(121,969)
Deferred compensation	(10,301)	(13,795)
Accumulated other comprehensive income	31,486	19,909
Retained earnings	293,776	305,509

Total stockholders’ equity	997,510	991,233

Total liabilities and stockholders’ equity	$1,864,561	$1,874,357

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended October 31,
	2004	2003
	(In thousands, except per share data)
Revenues	$629,719	$513,055

Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	469,937	394,208
Selling, general and administrative	139,851	106,603
Depreciation and amortization	24,379	22,723
Non-cash compensation (all of which is attributable to selling, general and administrative)	4,833	3,591
Restructuring and impairment charges	2,635	4,371

Total costs and expenses	641,635	531,496

Loss from operations	(11,916)	(18,441)

Interest income, net	5,488	6,658
Investment and other income, net	1,344	15,583

(Loss) income before minority interests and income taxes	(5,084)	3,800
Minority interests	(2,683)	(13,035)
Provision for income taxes	(3,966)	(4,731)

Net loss	$(11,733)	$(13,966)

Earnings per share:
Net loss:
Basic	$(0.12)	$(0.17)
Diluted	$(0.12)	$(0.17)
Weighted-average number of shares used in calculation of earnings per share:
Basic	95,208	82,627

Diluted	95,208	82,627

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended October 31,
	2004	2003
	(In thousands)
Net cash used in operating activities	$(5,956)	$(8,884)

Investing activities
Capital expenditures	(23,194)	(14,898)
(Issuance) collection of notes receivable	(3,499)	15,481
Investments and acquisitions, net of cash acquired	(27,834)	(13,049)
Sales and maturities of marketable securities	1,482,123	293,536
Purchases of marketable securities	(1,410,076)	(227,241)

Net cash provided by investing activities	17,520	53,829

Financing activities
Proceeds from exercise of stock options	156	9,249
Proceeds from exercise of stock options of Net2Phone	—	1,193
Cash and marketable securities restricted against letters of credit	2,568	(421)
Repayment of capital lease obligations	(5,692)	(6,222)
Distributions to minority shareholders of subsidiaries	(9,175)	(7,250)

Net cash used in financing activities	(12,143)	(3,451)

Effect of exchange rate changes on cash and cash equivalents	2,835	925

Net increase in cash and cash equivalents	2,256	42,419
Cash and cash equivalents, beginning of period	142,177	99,046

Cash and cash equivalents, end of period	$144,433	$141,465

Supplemental schedule of non-cash investing and financing activities
Purchases of property, plant and equipment through capital lease obligations	$2,277	$547

Issuance of Class B common stock for acquisitions	$—	$2,534

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation. Operating results for the three-month period ended October 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2005. The balance sheet at July 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2004, as filed with the United States Securities and Exchange Commission.

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2005 refers to the fiscal year ending July 31, 2005).

Note 2—Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended, the Company applies Accounting Policy Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock option plans and, accordingly, compensation cost is recognized for repriced options that are subject to variable accounting treatment and therefore must be marked-to-market each quarter. In addition, compensation cost is recognized for stock options if it relates to non-qualified stock options for which the exercise price was less than the fair market value of the Company’s stock as of the date of grant. The compensation cost for these grants is amortized to expense on a straight-line basis over their vesting periods.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value based method of accounting provisions of SFAS No. 123 to stock-based employee compensation for the three months ended October 31, 2004 and 2003:

	Three Months Ended October 31,
	2004	2003
	(in thousands, except per share data)
Net loss, as reported	$(11,733)	$(13,966)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects and minority interests	3,947	308
Deduct: Total stock-based employee compensation expense determined under the fair value based method of accounting for all awards, net of related tax effects and minority interests	(9,367)	(7,079)

Pro forma net loss	$(17,153)	$(20,737)

Earnings per share:
Basic—as reported	$(0.12)	$(0.17)

Basic—pro forma	$(0.18)	$(0.25)

Diluted—as reported	$(0.12)	$(0.17)

Diluted—pro forma	$(0.18)	$(0.25)

Note 3—Investment in Net2Phone

On October 23, 2001, NTOP Holdings, LLC was formed and the Company and AT&T each contributed their minority stakes in Net2Phone into NTOP Holdings. Liberty Media then acquired a substantial portion of NTOP Holdings’ units from AT&T. The Net2Phone shares held by NTOP Holdings represent a majority voting stake in Net2Phone. The Company has the right to appoint the entire board of managers (including one nominee of Liberty Media) of NTOP Holdings. The board of managers direct the voting of all Net2Phone shares held by NTOP Holdings, thereby giving the Company effective control over the voting of the Net2Phone shares (but not their disposition, which requires consent of the members) held by NTOP Holdings. Accordingly, the Company consolidated Net2Phone effective October 23, 2001.

On October 29, 2002, AT&T sold all of its remaining NTOP Holdings’ units to IDT and Liberty Media. Thereafter, each owner of NTOP Holdings was granted the unilateral right, effective January 1, 2004, to cause the immediate liquidation of NTOP Holdings, which would eliminate our control of Net2Phone and prevent us from consolidating Net2Phone’s results with our own. However, effective December 30, 2003, the members of NTOP Holdings, consisting of IDT and Liberty Media, entered into a right of first offer agreement and agreed to the postponement of the effective date of the liquidation rights to December 1, 2004. In addition, the right of first offer agreement granted each of the members of NTOP Holdings reciprocal rights of first offer with respect to their membership interests in NTOP Holdings on or after December 1, 2004.

Effective December 1, 2004, the members of NTOP Holdings amended the right of first offer agreement to extend the agreement to December 31, 2004. Accordingly, unless a new agreement is reached, the Company’s ability to control the voting power of Net2Phone will immediately terminate on December 31, 2004, the new effective date of the liquidation rights. We are currently in discussions with Liberty Media to acquire all of its interests in Net2Phone, including its interests in NTOP Holdings. If such a transaction is consummated, we will

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

extend our control over Net2Phone, increasing our stake in Net2Phone to approximately 41.2% of the equity and retaining a majority of the voting power of Net2Phone. The current proposal is to purchase the Net2Phone shares owned or controlled by Liberty Media in exchange for approximately 3.75 million shares of IDT Class B common stock. There is no assurance that a definitive acquisition agreement will be reached, or that any additional extensions of the right of first offer agreement will be agreed to, by the parties.

As of October 31, 2004, NTOP Holdings held an aggregate of 28.9 million shares of Net2Phone’s Class A common stock. In addition, as of October 31, 2004, the Company held 1.5 million shares of Net2Phone’s common stock directly. As of October 31, 2004 and 2003, IDT’s effective equity investment in Net2Phone (both through NTOP Holdings and directly) was approximately 16.1% and 21.8%, respectively. Accordingly, in the accompanying consolidated financial statements, during the three months ended October 31, 2004 and 2003, the Company reversed in minority interests the share of Net2Phone’s net income (loss) attributable to the remaining shareholders of Net2Phone.

Note 4—Business Segment Information

The Company has six reportable business segments: Wholesale Telecommunications Services, Retail Telecommunications Services, IDT Entertainment, Voice over IP, IDT Capital and IDT Solutions. The operating results of these business segments are distinguishable and are regularly reviewed by the Company’s chief operating decision maker.

The Wholesale Telecommunications Services business segment consists of wholesale carrier services provided to other long distance carriers. The Retail Telecommunications Services business segment markets and sells prepaid and rechargeable calling cards, consumer local and long distance phone services, and wireless cellular services to individuals and businesses. The IDT Entertainment business segment is comprised of complementary operations and investments that enable it to acquire, develop, finance and produce animated entertainment programming and to distribute filmed entertainment content to the mass market. The Voice over IP business segment consists mostly of Net2Phone, a provider of VoIP telephony products and services and of cable and other broadband telephony services. The IDT Capital segment consists primarily of IDT’s brochure distribution, software development and radio operations. In May 2004, the Company announced the restructuring of its IDT Solutions segment, which consists of Winstar Holdings, LLC. IDT Solutions currently provides communications services only to select governmental customers in 14 markets.

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

	Wholesale Telecommunications Services	Retail Telecommunications Services	IDT Entertainment	Voice over IP	IDT Capital	IDT Solutions	Corporate	Total
Three Months Ended October 31, 2004
Revenues	$129,184	$411,013	$60,413	$18,079	$6,597	$4,433	$—	$629,719
Operating income (loss)	(4,851)	20,596	4,582	(7,837)	(2,949)	(9,262)	(12,195)	(11,916)
Restructuring and impairment charges	—	—	—	878	—	1,757	—	2,635
Three Months Ended October 31, 2003
Revenues	$125,605	$329,351	$12,051	$18,997	$5,751	$21,300	$—	$513,055
Operating income (loss)	(4,073)	26,368	(707)	(7,611)	(1,341)	(20,097)	(10,980)	(18,441)
Restructuring and impairment charges	—	—	—	196	—	4,175	—	4,371

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5—Earnings Per Share

The Company computes earnings per share under the provisions of SFAS No. 128, Earnings per Share, whereby basic earnings per share is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased to assume exercise of potentially dilutive stock options, unvested restricted stock and contingently issuable shares using the treasury stock method, unless the effect of such increase would be anti-dilutive. For the three months ended October 31, 2004 and 2003, the diluted earnings per share amounts equal basic earnings per share because the Company had net losses and the impact of the assumed exercise of stock options, unvested restricted stock and contingently issuable shares would have been anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended October 31,
	2004	2003
Numerator:
Net loss	$(11,733)	$(13,966)

Denominator:
Weighted-average number of shares used in calculation of earnings per share – basic	95,208	82,627
Effect of stock options, unvested restricted stock and contingently issuable shares	—	—

Weighted-average number of shares used in calculation of earnings per share – diluted	95,208	82,627

Earnings per share:
Basic	$(0.12)	$(0.17)

Diluted	$(0.12)	$(0.17)

The following securities have been excluded from the dilutive per share computation because the Company reported net losses for those periods, and the impact of the assumed exercise of stock options, unvested restricted stock and contingently issuable shares would have been antidilutive (in thousands):

	Three Months Ended October 31,
	2004	2003
Stock options	12,982	17,426
Unvested restricted stock	1,035	—
Contingently issuable shares	—	178

Total	14,017	17,604

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6—Comprehensive Loss

The Company’s comprehensive loss consists of the following (in thousands):

	Three Months Ended October 31,
	2004	2003
Net loss	$(11,733)	$(13,966)
Foreign currency translation adjustments	2,588	1,465
Unrealized gains in available-for-sale securities	8,989	1,861

Comprehensive loss	$(156)	$(10,640)

Note 7—Restructuring and Impairment Charges

The Company’s restructuring and impairment charges consist of the following (in thousands):

	Three Months Ended October 31,
	2004	2003
IDT Solutions:
Workforce reductions	$—	$1,150
Real estate network and connectivity reductions	1,237	2,900
Other	520	125

	1,757	4,175
Voice over IP	878	196

Total	$2,635	$4,371

IDT Solutions

In the first quarter of fiscal 2004, the Company approved a restructuring plan aimed at reducing the operating losses of IDT Solutions. On May 12, 2004, the Company announced a further restructuring plan for IDT Solutions, including the exit from IDT Solutions’ CLEC (Competitive Local Exchange Carrier) business, by ending the provision of retail switched communications services. As of October 31, 2004, all of IDT Solutions’ commercial customers have found replacement services and are no longer on the Winstar network. IDT Solutions currently provides service only to select govermental customers in 14 markets.

The restructuring plans included reductions to IDT Solutions’ workforce, real estate network and network connectivity, as well as the impairment of assets to their estimated net recoverable value. The first quarter of fiscal 2004 restructuring plan has been fully completed, while the May 2004 restructuring plan is expected to be completed by the end of fiscal 2005.

During fiscal 2004 and throughout the first fiscal quarter of 2005, IDT Solutions did not meet the criteria to report its exit from the retail switched communications services business as a discontinued operation, since it continued to generate revenues from the business and to be continuously involved in the business during the winding down process.

Workforce reductions

In connection with the first quarter of fiscal 2004 restructuring plan, IDT Solutions reduced its workforce during that quarter by 163 employees, to approximately 400 employees. As a result, during the three months ended October 31, 2003, the Company recorded severance related charges of $1.1 million.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the May 2004 restructuring, IDT Solutions has reduced its workforce to approximately 82 employees as of October 31, 2004.

Real estate network and connectivity reductions

In connection with the first quarter of fiscal 2004 restructuring plan, which aimed to reduce IDT Solutions’ network of provision-ready buildings down from approximately 3,000 buildings to 2,200 buildings, the Company recorded during the three months ended October 31, 2003, real estate network reduction charges totaling $1.8 million and connectivity reduction charges totaling $1.1 million.

As part of the May 2004 restructuring, the Company has terminated leases and related connectivity on approximately 2,160 buildings on IDT Solutions’ network. As of October 31, 2004, approximately 40 buildings remained on IDT Solutions’ network. During the three months ended October 31, 2004, the Company recorded real estate network reduction charges of $0.1 million and connectivity reduction charges of $1.1 million.

The Company anticipates incurring additional costs relating to the early termination of real estate leases. However, as of October 31, 2004, the Company had not yet negotiated the early termination on the majority of such leases. In addition, during fiscal 2004, the Company stopped paying rent on many of IDT Solutions’ real estate leases due to the ongoing BOMA litigations, as described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2004, but continued to accrue for such amounts. Pending the ultimate outcome of the BOMA litigations, the Company may not be required to pay all or any amounts due under such lease agreements.

Reserve summary

The following table summarizes the remaining reserve balances related to restructuring and impairment charges:

	Balance at July 31, 2004	Charged to Expense	Payments	Non-cash Charges	Reserve Adjustments		Balance at October 31, 2004
IDT Solutions:
Workforce reductions	$2,065	$—	$(1,348)	$—		$—	$717
Real estate network and connectivity reductions	788	1,237	(953)	—		—	1,072
Other	—	520	(482)	—		—	38

	2,853	1,757	(2,783)	—		—	1,827
Voice over IP	2,114	878	(303)	(756)		—	1,933

Total	$4,967	$2,635	$(3,086)	$(756)	$		$3,760

Note 8—Legal Proceedings and Contingencies

Legal proceedings in which the Company is involved are more fully described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2004. There have been no material developments concerning the Company’s legal proceedings since the end of the prior fiscal quarter. All legal proceedings discussed in that Annual Report remain outstanding.

The Company is subject to other legal proceedings, which have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurances in this regard, in the opinion of the Company’s management, such proceedings will not have a material adverse effect on the Company’s results of operations, cash flows, or its financial condition.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the accompanying condensed consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended July 31, 2004, as filed with the United States Securities and Exchange Commission.

As used below, unless the context otherwise requires, the terms “the Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and their subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the notes to the condensed consolidated financial statements, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. Such forward-looking statements include, among other things, our plans to develop and market new products and services, improve our financial performance, enter new customer and geographic markets, expand our consumer phone services, restructure the operations of IDT Solutions, develop our animation and entertainment businesses and the possible outcome of our litigation. Such forward-looking statements also include our expectations concerning factors affecting the markets for our products, such as changes in the U.S. and the international regulatory environment and the demand for telecommunications services. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. These risks and uncertainties include, but are not limited to, those risks discussed in this report. In addition to the factors specifically noted in the forward-looking statements, other important factors that could result in those differences include, but are not limited to, the fact that: each of our telecommunications business lines is highly sensitive to declining prices, which may adversely affect our revenues and margins; because our prepaid calling cards generate the bulk of our revenues, our growth is substantially dependent upon continuing growth in that area, and we face significant competition; we may not be able to obtain sufficient or cost-effective termination capacity to particular destinations to keep up with our growth; our customers, particularly our wholesale carrier customers, could experience financial difficulties which could adversely affect our revenues and profitability if we experience difficulties in collecting our receivables; the termination of our carrier agreements with foreign partners or our inability to enter into carrier agreements in the future could materially and adversely affect our ability to compete in foreign countries, which could reduce our revenues and profits; our revenues and our growth will suffer if our distributors and sales representatives, particularly Union Telecard Alliance, LLC, fail to effectively market and distribute our prepaid calling card products and other services; increased competition in the consumer and business telephone market, particularly from the regional bell operating companies, or RBOCs, and cable operators, could limit or reverse our growth in that area; we rely on a few major customers in realizing our home entertainment distribution revenues and a reduction in our business with these customers could have an adverse effect on us; a significant portion of our home entertainment distribution revenues comes from a small number of titles. A loss of our rights to these titles, or our failure to replace them when our rights expire, could significantly harm our home entertainment distribution business; the success of IDT Entertainment may depend on audience acceptance of our CG animated feature films, which is extremely difficult to predict and therefore inherently risky; animated films are expensive to produce and the uncertainties inherent in their production could result in the expenditure of significant amounts on films that are canceled or significantly delayed, which would adversely affect our revenues and financial condition; piracy, including digital and Internet piracy, may decrease revenues received from the exploitation of our entertainment products; Net2Phone has never been profitable; Net2Phone is pursuing new streams of revenue, including a cable telephony business, which it has not attempted to generate before and which may not be profitable; pricing pressures and increased use of VoIP technology may lessen Net2Phone’s competitive pricing advantage; Net2Phone has and plans to increasingly depend on its international operations, which subject it to unpredictable regulatory, economic and political environments; we have incurred significant losses since our inception, which could cause the trading price of our stock to decline; our growth strategy depends, in part, on our acquiring complementary businesses and assets and expanding our existing operations, which we may be unable to do; our revenues may be adversely affected if we fail to protect our proprietary technology or enhance or develop new technologies; we may be subject to claims of infringement of intellectual property rights of others; federal, state, local and international government regulations may reduce our ability to provide services or make our business less profitable; we may become subject to increased price competition from other carriers due to federal regulatory changes in determining international settlement rates; federal and state regulations may be passed that could harm Net2Phone’s business; holders of our Class B common stock have significantly less voting power than holders of our Class A common stock and our common stock; IDT is controlled by its principal stockholder, which limits the ability of other stockholders to affect the management of IDT; and other factors and risks set forth in our Annual Report on Form 10-K for fiscal 2004 and our other filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth herein and the other information set forth from time to time in our reports filed with the United States Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for fiscal 2004.

Overview

General

We are a multinational telecommunications, entertainment and technology company. Our primary telecommunications offerings are prepaid and rechargeable calling cards, wholesale carrier services, consumer local and long distance phone services, VoIP and cable telephony services, and wireless cellular services to individuals and businesses. Our entertainment business is comprised of complementary operations and investments that enable us to acquire, develop, finance and produce animated and live-action entertainment programming and to distribute filmed entertainment content to the mass market. We also operate various other businesses, including brochure distribution, radio operations and new technology ventures.

Outlook

Since our inception, we have derived the majority of our revenues from IDT Telecom’s businesses, consisting primarily of our Retail Telecommunications Services segment, which markets prepaid and rechargeable calling cards and consumer phone services, and our Wholesale Telecommunications Services segment, which markets wholesale carrier services. These businesses have accounted for the bulk of our operating expenses as well (excluding restructuring and impairment charges). In the first quarter of fiscal 2005, IDT Telecom’s revenues accounted for 85.8% of our total revenues, compared to 88.7% in the first quarter of fiscal 2004.

For fiscal 2005, we anticipate revenue growth in both our Retail Telecommunications Services and Wholesale Telecommunications Services segments. We anticipate that the growth in our retail business will be driven by the a continued increase in the number of active consumer phone services customers, in both the U.S. and Europe, as well as continued growth in our U.S. and non-U.S. calling card businesses and anticipated growth in our prepaid solutions business. We believe that the Retail Telecommunications Services segment will continue to account for 70% to 80% of IDT Telecom’s total revenues for fiscal 2005.

The future growth of our U.S.-based consumer phone services business will be largely dependant upon our ability to access our customer’s premises at a favorable cost. Currently, competitive carriers such as IDT have access to a customer’s premises (local loop) as well as switching capabilities at a regulated wholesale cost per customer. The FCC is currently reviewing regulations related to the incumbent carriers’ obligation to make these network elements available to competitors, as well as the price at which this access must be offered. A decision from the FCC in this matter is expected within the next few weeks. Any FCC decision which results in an increase in the price, IDT must pay for these elements and/or restrictions related to our access to these elements, and would have a materially negative effect upon our ability to offer local phone service in the U.S.

The worldwide telecommunications industry has been characterized in recent years by excess network capacity, which has led to intense price competition, resulting in a significant decline in both our average per-minute price realizations and our average per-minute termination costs. During the first quarter of fiscal 2005, our average price realization was $0.0749 per minute, down 12.5% from $0.0856 per minute in the first quarter of fiscal 2004, while our average per-minute termination cost dropped 13.9% to $0.0635 in the first quarter of fiscal 2005, from $0.0737 in the first quarter of fiscal 2004. Average price realization represents the average revenue per minute we recognize on the minutes that we sell within our calling card and wholesale carrier businesses. It excludes minutes of use related to our consumer phone services business, which are not carried over our own network. Our average termination cost per minute represents our average direct cost of revenues per minute that we buy in order to terminate calls related to our calling card and wholesale carrier businesses. These costs exclude minutes of use for our consumer phone services business, which are not carried over our own network.

The lower price environment has led some of our competitors to de-emphasize their wholesale carrier operations and prepaid calling card services in order to focus on higher margin retail telecommunications businesses such as consumer phone services. In addition, many of our competitors in both of these market segments have exited these businesses. This has helped us gain some market share, particularly in the retail calling card business. However, in both the retail services and wholesale carrier businesses, our remaining competitors, although fewer in number, have continued to aggressively price their services. This has led to continued erosion in pricing power, both in our retail and wholesale markets, and we have generally had to pass along our per-minute cost savings to our customers, in the form of lower prices. Therefore, although IDT Telecom’s minutes of use have been increasing substantially, IDT Telecom’s revenues have increased at a much slower rate. Although we do not anticipate that our per-minute price realizations will continue to drop at the same rate as in fiscal 2004, we do expect to see some further price declines throughout the remainder of fiscal 2005, as the markets in which we compete have generally remained competitive.

We have also developed various new businesses within our IDT Entertainment segment, which generated revenues of $60.4 million in the first quarter of fiscal 2005. As a result of the acquisitions of Anchor Bay Entertainment and Mainframe Entertainment in December 2003, DKP Effects in March 2004, and Manga Entertainment in June 2004, IDT Entertainment reported substantial revenue growth over the first quarter of fiscal 2004. We expect to report substantial revenue growth for fiscal 2005, as the results of the fiscal 2004 acquisitions will be consolidated for a full fiscal year in 2005 for the first time. We expect fiscal 2005 revenues approaching $200 million for IDT Entertainment. We also anticipate that IDT Entertainment will continue to incur significant costs relating to its existing and new businesses. IDT Entertainment’s strategy for growth is twofold: production of proprietary CG animated films to be released theatrically, and continued investment in film properties (including original productions) and new video licenses for retail distribution. Although IDT Entertainment expects to derive significant benefits from equity stakes in some of its productions, revenues in the near term will be primarily generated by its licensing and video distribution businesses. Through its Toronto-based animation studio, DKP Effects, IDT Entertainment is currently producing Yankee Irving, the CG animated feature film that was being directed by the late Christopher Reeve until his recent passing. The production is progressing on budget and on schedule for its estimated completion in early 2006.

Our Voice over IP segment, consisting mostly of our interest in Net2Phone, provides cable operators with a solution through which they can offer their cable subscribers residential phone services. Net2Phone expects its cable telephony business to represent an increasing portion of its revenues in future years. Net2Phone expects to incur significant costs and capital expenditures to fund the expected growth of this business.

We have also developed various new businesses within our IDT Capital segment, which generated revenues of $6.6 million in the first quarter of fiscal 2005. During the first quarter of fiscal 2005, IDT Capital incurred

$2.9 million in operating losses. We anticipate that IDT Capital will continue to incur significant costs relating to its existing and new businesses. The timing and magnitude of further revenues and/or operating profits from these new businesses remains uncertain.

On May 12, 2004, we announced a restructuring of our IDT Solutions segment, which entails a substantial de-emphasis of IDT Solutions’ competitive local exchange carrier, or CLEC, business, by ceasing the provision of retail switched communications services to commercial customers. Such discontinuation of services has now been completed, except that IDT Solutions currently continues to provide services to select governmental customers in 14 markets.

Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles. Preparing condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1 to the July 31, 2004 consolidated financial statements included in our Form 10-K for fiscal 2004. Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies for us include revenue recognition, cost recognition, allowance for doubtful accounts, goodwill, and valuation of long-lived and intangible assets. For additional discussion of our critical accounting policies, see our Management’s Discussion & Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2004.

Three Months Ended October 31, 2004 Compared to Three Months Ended October 31, 2003

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, certain income and expense items are properly not reflected in the operating business segments discussions, but are only reflected in our Consolidated discussion.

Consolidated

Revenues. Our revenues increased 22.7%, from $513.1 million in the three months ended October 31, 2003 to $629.7 million in the three months ended October 31, 2004. The increase in our consolidated revenues is mainly due to an 18.7% increase in IDT Telecom revenues as well as the inclusion of revenues from companies acquired by IDT Entertainment in fiscal 2004. The growth in IDT Telecom revenues primarily resulted from the growth in consumer phone services and calling cards. IDT Telecom experienced a 23% growth in minutes of use (excluding minutes related to our consumer phone services business, which are not carried over our own network), from 4.768 billion in the three months ended October 31, 2003 to 5.885 billion in the three months ended October 31, 2004, which outweighed the effect of a decline in the average revenue per-minute.

Direct Cost of Revenues. Direct cost of revenues increased 19.2%, from $394.2 million in the three months ended October 31, 2003 to $469.9 million in the three months ended October 31, 2004. The increase is due primarily to the growth in our telecommunications minutes of use and the inclusion of cost of revenues from companies acquired by IDT Entertainment in fiscal 2004. As a percentage of total revenues, direct costs decreased from 76.8% in the three months ended October 31, 2003 to 74.6% in the three months ended October 31, 2004. This decrease in direct costs as a percentage of total revenues is due to a shift in the consolidated revenue mix toward higher margin revenues, as well as improved margins at both the IDT Telecom and IDT Entertainment segments.

Selling, General and Administrative. Selling, general and administrative expenses increased 31.2%, from $106.6 million in the three months ended October 31, 2003 to $139.9 million in the three months ended October 31, 2004. This increase is primarily due to the higher sales and marketing expenses resulting from the growth of our consumer phone services businesses in both the U.S. and the U.K, the inclusion of selling, general and administrative expenses from companies acquired by IDT Entertainment in fiscal 2004, the increase in costs to support the expanded operations of IDT Entertainment, and the significant investments into the development of new businesses in both the U.S. and abroad. As a percentage of total revenues, selling, general and administrative expenses increased from 20.8% in the three months ended October 31, 2003 to 22.2% in the three months ended October 31, 2004, as selling, general and administrative expenses grew at a faster rate than did revenues.

Depreciation and Amortization. Depreciation and amortization expense increased 7.3%, from $22.7 million in the three months ended October 31, 2003 to $24.4 million in the three months ended October 31, 2004. The increase is primarily due to our higher fixed asset base during fiscal 2004, reflecting the expansion of our telecommunications network infrastructure and facilities, and the inclusion of depreciation and amortization from companies acquired by IDT Entertainment in fiscal 2004. As a percentage of revenues, depreciation and amortization expense decreased from 4.4% in the three months ended October 31, 2003 to 3.9% in the three months ended October 31, 2004, as revenues grew at a faster rate than did depreciation and amortization.

Non-cash Compensation. Non-cash compensation charges increased from $3.6 million in the three months ended October 31, 2003 to $4.8 million in the three months ended October 31, 2004. Refer to the respective segment sections for a discussion on non-cash compensation charges.

Restructuring and Impairment Charges. Restructuring and impairment charges decreased from $4.4 million in the three months ended October 31, 2003 to $2.6 million in the three months ended October 31, 2004. Refer to the respective sections of the IDT Solutions and Voice over IP segments for a full discussion on restructuring and impairment charges.

Loss from Operations. Our loss from operations decreased from $18.4 million in the three months ended October 31, 2003 to $11.9 million in the three months ended October 31, 2004. The year-over-year decrease in our loss from operations is primarily due to the increased income from operations at IDT Entertainment and the decreased loss from operations at IDT Solutions, partially offset by the decreased income from operations at IDT Telecom.

Interest. Net interest income decreased from $6.7 million in the three months ended October 31, 2003 to $5.5 million in the three months ended October 31, 2004. The decrease is due primarily to a smaller interest bearing cash and marketable securities portfolio balance in the first fiscal quarter of 2005 compared to the first fiscal quarter of 2004.

Other Income (Expense). Other income (expense) amounted to income of $15.6 million in the three months ended October 31, 2003, compared to income of $1.3 million in the three months ended October 31, 2004. Other income for the three months ended October 31, 2004 consisted mostly of net income from investments.

Included in other income for the three months ended October 31, 2003 was a $12.2 million non-cash and non-recurring gain recorded by Net2Phone on the buyout and settlement of minority owners of its ADIR subsidiary, a $1.4 million reversal of previously recorded charges related to an obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T, and net income from other investments totaling $2.0 million.

Minority Interests. Minority interest expense decreased from$13.0 million in the three months ended October 31, 2003 to $2.7 million in the three months ended October 31, 2004. Minority interests arise mostly from a) our 51% equity ownership in Union Telecard Alliance; and b) our equity ownership of approximately 16.1% and 21.8% of Net2Phone during the first fiscal quarters of 2005 and 2004, respectively. The year-over-year decrease in minority interest expense is due primarily to the $13.3 million increase in net loss that Net2Phone reported in the three months ended October 31, 2004, as compared to the three months ended October 31, 2003.

Income Taxes. Income tax expense was $4.7 million in the three months ended October 31, 2003, compared to income tax expense of $4.0 million in the three months ended October 31, 2004. Income tax expense results primarily from the income generated from our foreign subsidiaries.

Net Loss. Our consolidated net loss decreased from $14.0 million in the three months ended October 31, 2003 to $11.7 million the three months ended October 31, 2004. The decrease resulted from the combined factors for each of the segments discussed below, as well as those factors detailed above.

IDT Telecom—Retail Telecommunications Services and Wholesale Telecommunications Services Segments

Revenues. IDT Telecom revenues increased 18.7%, from $455.0 million in the three months ended October 31, 2003 to $540.2 million in the three months ended October 31, 2004. Revenues increased primarily as a result of the growth in both consumer phone services and calling cards. We experienced a 23.4% growth in minutes of use (excluding minutes related to our consumer phone services business, which are not carried over our own network) from 4.768 billion in the three months ended October 31, 2003 to 5.885 billion in the three months ended October 31, 2004. The growth in minutes of use occurred both in our Retail Telecommunications Services and Wholesale Telecommunications Services segments, in both the U.S. and international operations, with most of the year-over-year gain due to growth within our U.S. calling card business. Minutes of use grew at a faster rate than did revenues, reflecting a 12.5% decline in average revenue-per-minute, from $0.0856 during the three months ended October 31, 2003 to $0.0749 during the three months ended October 31, 2004. The decrease in average revenue-per-minute is due to a number of factors, including continued competition in both retail and wholesale markets, and the introduction, primarily during the third quarter of fiscal 2004, of new, aggressively priced calling cards in many of our major markets.

Revenues from Retail Telecommunications Services increased $81.6 million, or 24.8%, from $329.4 million in the three months ended October 31, 2003 to $411.0 million in the three months ended October 31, 2004. This growth reflects a $34.1 million increase in sales of calling cards and a $47.5 million increase in consumer phone services revenues. As a percentage of IDT Telecom’s overall revenues, Retail Telecommunications Services revenues increased from 72.4% in the three months ended October 31, 2003 to 76.1% in the three months ended October 31, 2004, as revenues from our retail businesses grew at a faster rate than did our wholesale businesses. Calling card sales increased 11.7%, from $292.1 million in the three months ended October 31, 2003 to $326.3 million in the three months ended October 31, 2004, as a result of the introduction of several new, aggressively priced calling cards, primarily during the third quarter of fiscal 2004. As fiscal 2005 began, we shifted our focus to improving margins in our major U.S. markets, and as price increases were implemented on several cards, we witnessed improved margins, accompanied by a slight, anticipated decline in revenues. These margin gains were partly offset by narrower margins in our European calling card business, owing to continued pricing pressure in some of our more mature markets, such as the U.K. and Spain. Our calling card operations in Latin America and Asia continued to post healthy revenue gains during the quarter, although these increases had a limited impact on our overall calling card revenue, due to their relatively small size, when measured in absolute dollars. However, looking toward the latter part of fiscal 2005 and beyond, we anticipate that these new markets will be major growth drivers for our global calling card business. In the U.S., we anticipate calling card growth in our prepaid solutions unit, which markets calling cards through mid-size and large retail chains.

Calling card sales as a percentage of Retail Telecommunications Services revenues decreased to 79.4% in the three months ended October 31, 2004 from 88.7% in the three months ended October 31, 2003, as revenues from consumer phone services grew at a faster rate did revenues from calling card sales. Revenues from consumer phone services, in which we act as a switchless reseller of another company’s network, increased 127.7%, from $37.2 million in the three months ended October 31, 2003 to $84.8 million in the three months ended October 31, 2004. The increase is primarily due to the growth in our customer base for America Unlimited, the IDT calling plan which features unlimited local and long distance calling within the United States for a fixed monthly rate, and to our Toucan consumer phone product in the United Kingdom. America Unlimited customer base grew to approximately 301,300 customers as of October 31, 2004, and the service is currently offered in 13 states. In addition, we had approximately 374,000 long distance-only customers as of October 31, 2004. Consumer phone services gross margins for the first quarter of fiscal 2005 were 51.8%, compared to gross margins of 52.2% in the first quarter of fiscal 2004. Beginning in early fiscal 2004, we significantly increased marketing and advertising spent for our consumer phone services business, in an attempt to accelerate the growth of our customer base. These expenditures, while reducing consumer phone services operating profits in the near term, are expected to lead to a rise in the number of active customers, revenues and profits over the longer term. As such, we expect revenues from our bundled phone service to represent an increasing portion of our retail telecom business in future years. Due to the regulatory uncertainty surrounding this business in the U.S., it is possible that most of the gains in consumer phone services revenue will be attributable to our European operations.

Through our wholly-owned subsidiary Corbina Telecom, a licensed, full service telecommunications operator, we offer a broad range of services throughout the rapidly growing Russian market. Such services include fixed line telephony for domestic and long-distance voice, VoIP, lease line services, wholesale carrier services, Internet access (dial-up and broadband) and VPN. Corbina owns its own telecommunications network with over 700 kilometers of optic fiber in Moscow. It is also the first and only virtual cellular operator in Russia, selling under its own brand the services of the second largest cellular operator in Russia. Revenues generated by Corbina in the three months ended October 31, 2004 were $15.2 million, an increase of 55.1% from $9.8 million in the three months ended October 31, 2003. Corbina represented 2.8% and 2.2% of IDT Telecom’s total revenues in the three months ended October 31, 2004 and 2003, respectively.

Wholesale Telecommunications Services revenues increased $3.6 million, or 2.8%, from $125.6 million in the three months ended October 31, 2003 to $129.2 million in the three months ended October 31, 2004. In comparing the first quarter’s results with the prior year quarter, increased minutes volumes were largely offset by lower per-minute price realizations. Wholesale Telecom gross margins were 10.2% in the first quarter of fiscal 2005, down from 11.0% in the first quarter of fiscal 2004. The reduction in margins was the result of the decline in per-minute price realizations. As a percentage of IDT Telecom’s total revenues, Wholesale Telecommunications Services revenues decreased from 27.6% in the three months ended October 31, 2003 to 23.9% in the three months ended October 31, 2004, as a result of the significant growth in our retail businesses.

Direct Cost of Revenues. Direct cost of revenues increased 15.1%, from $355.7 million in the three months ended October 31, 2003 to $409.2 million in the three months ended October 31, 2004, due primarily to the growth in our telecommunications minutes of use. As a percentage of IDT Telecom’s total revenues, direct costs decreased from 78.2% in the three months ended October 31, 2003 to 75.8% in the three months ended October 31, 2004, due to the shift in product mix towards higher margin retail revenues. Our average termination cost-per-minute declined 13.9% to $0.0635 in the three months ended October 31, 2004, from $0.0737 in the three months ended October 31, 2003.

Direct cost of revenues for Retail Telecommunications Services increased $49.4 million, or 20.2%, from $243.8 million in the three months ended October 31, 2003 to $293.2 million in the three months ended October 31, 2004. This increase reflects a $26.3 million increase in direct costs for our calling card business and a $23.1 million increase in direct costs for our consumer phone services business. As a percentage of Retail Telecommunications Services revenues, direct costs decreased from 74.0% in the three months ended October 31, 2003 to 71.3% in the three months ended October 31, 2004, due to the shift in product mix towards higher margin consumer phone services.

Direct cost of revenues for consumer phone services increased 129.6%, from $17.8 million in the three months ended October 31, 2003 to $40.8 million in the three months ended October 31, 2004. The increase is due to the significant growth in consumer phone services revenues. As a percentage of consumer phone services revenues, direct costs increased from 47.8% in the three months ended October 31, 2003, to 48.2% in the three months ended October 31, 2004, reflecting the significant shift in our consumer phone services customer base towards the America Unlimited bundled product, which generates lower margins on a percentage basis but higher absolute gross profit dollars than our historical long-distance only customers.

Within our consumer phone services business, we provide the local portion of our bundled local/long distance services by utilizing the UNE-P (Unbundled Network Element Platform), which allows a competitive carrier such as IDT to access customer’s premises (local loop) as well as switching capabilities at a regulated wholesale cost per customer, which is paid to the incumbent local exchange carriers (“ILECs”). The ILECs have been seeking an increase in the rate that they may charge to competitive carriers for these services. The FCC is currently reviewing regulations around UNE-P, relating to both the requirement that ILECs make the local loop and switching elements of their networks available to competitors, as well as the price at which these services are offered. The FCC’s decisions in the matter, which are expected to be made public within the next few weeks, might result in increased costs to competitive carriers, or effectively render competitive carriers unable to offer local services, if certain elements of the ILECs platforms are not made available. Accordingly, our UNE-P costs may increase substantially and we may not be able to pass along such cost increases to our customers, resulting in reduced margins in this business. We might also be required to discontinue marketing our bundled service to new customers in the U.S., as it might become uneconomical to do so.

Direct cost of revenues for Wholesale Telecommunications Services increased 3.7%, from $111.9 million in the three months ended October 31, 2003 to $116.0 million in the three months ended October 31, 2004. The increase is due to the growth in wholesale carrier minutes. As a percentage of Wholesale Telecommunications Services revenues, direct costs increased from 89.1% in the three months ended October 31, 2003 to 89.8% in the three months ended October 31, 2004, as our average revenue-per-minute decreased at a faster rate than our per minute costs for terminating traffic.

Selling, General and Administrative. Selling, general and administrative expenses increased 55.0%, from $61.6 million in the three months ended October 31, 2003 to $95.5 million in the three months ended October 31, 2004. The increase is due to several factors, including sharply higher sales and marketing expenses resulting from the growth, since the first quarter of fiscal 2004, of our consumer phone services businesses in both the U.S. and the U.K. We also experienced increased headcount, relating to our ongoing geographic expansion, as well as the growth of our consumer phone services businesses. The majority of the headcount increase has taken place outside the U.S., particularly in Western Europe, Russia, Asia, and Latin America. We also made significant investments into the development of new businesses, in both the U.S. and abroad. These businesses, which have not yet contributed materially to our revenues, include both telecom and non-telecom products and services marketed to our existing retail and wholesale customer bases, as well as the development of next-generation technology-driven products. As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses increased from 13.5% in the three months ended October 31, 2003, to 17.7% in the three months ended October 31, 2004, as selling, general and administrative expenses increased at a faster rate than did our revenues.

Depreciation and Amortization. Depreciation and amortization expense increased 14.7%, from $15.3 million in the three months ended October 31, 2003 to $17.6 million in the three months ended October 31, 2004, primarily as a result of a higher fixed asset base, arising from expenditures we made designed to expand both the overall capacity and geographic footprint of our telecommunications network. As a percentage of IDT Telecom’s total revenues, depreciation and amortization expense decreased from 3.4% in the three months ended October 31, 2003 to 3.3% in the three months ended October 31, 2004, as revenues grew at a faster rate than did depreciation and amortization.

Non-cash Compensation. Non-cash compensation was $2.2 million in the three months ended October 31, 2004, and related primarily to the amortization of deferred compensation from restricted stock grants and to charges for stock options granted to outside consultants for past services. Non-cash compensation was $0.1 million in the three months ended October 31, 2003.

Income from Operations. Income from operations decreased from $22.3 million in the three months ended October 31, 2003 to $15.7 million in the three months ended October 31, 2004. The decrease resulted primarily from the higher selling, general and administrative expenses, which increased at a faster rate than did revenues and gross profits.

IDT Entertainment Segment

On December 1, 2003, we consummated the acquisition of a controlling interest in Mainframe Entertainment, a creator of computer generated image animation for feature films, TV and direct-to-video/DVD products. On December 11, 2003, we consummated the acquisition of Anchor Bay, an independent video label that licenses films and other programming for home entertainment distribution. On March 29, 2004, we consummated the acquisition of DKP Effects, a producer of three-dimensional animation and special effects. On June 9, 2004, we consummated the acquisition of Manga Entertainment, a film company specializing in the production, distribution and worldwide marketing of Japanese animation, or anime, for home video/DVD releases, theatrical, and television broadcast. Mainframe, Anchor Bay, DKP Effects, and Manga Entertainment are included in our results of operations from their respective dates of acquisition.

Revenues. Revenues increased from $12.1 million in the three months ended October 31, 2003 to $60.4 million in the three months ended October 31, 2004. The increase is primarily due to the inclusion of revenues from Mainframe, which represented $4.2 million of the increase, Anchor Bay, which represented $31.1 million of the increase, DKP Effects, which represented $2.7 million of the increase, and Manga Entertainment, which represented $5.0 million of the increase. We anticipate revenues to be higher in fiscal 2005 compared to fiscal 2004, as revenues from the fiscal 2004 acquisitions will be included for a full fiscal year during fiscal 2005. We continue to expect fiscal 2005 revenues approaching $200 million for IDT Entertainment.

Direct Cost of Revenues. Direct cost of revenues increased from $10.6 million in the three months ended October 31, 2003 to $42.2 million in the three months ended October 31, 2004. The increase is primarily due to the inclusion of cost of revenues from Mainframe, which represented $2.8 million of the increase, Anchor Bay, which represented $18.6 million of the increase, DKP Effects, which represented $1.7 million of the increase, and Manga Entertainment, which represented $2.9 million of the increase. Direct cost of revenues consist primarily of production labor costs incurred on contract production work by Film Roman, Mainframe and DKP Effects, and of direct product costs incurred by Anchor Bay and Manga Entertainment, including the manufacturing and distribution costs of videos and DVDs and royalty expenses. As a percentage of IDT Entertainment’s revenues, direct cost of revenues decreased from 87.9% in the three months ended October 31, 2003 to 69.8% in the three months ended October 31, 2004, largely as a result of the inclusion of our Anchor Bay and Manga Entertainment video distribution businesses, which have significantly higher margins than our contract production work businesses.

Selling, General and Administrative. Selling, general and administrative expenses increased from $2.1 million in the three months ended October 31, 2003 to $10.7 million in the three months ended October 31, 2004. The increase is primarily due to the inclusion of selling, general and administrative expenses from Mainframe, Anchor Bay, DKP Effects and Manga Entertainment. Selling, general and administrative expenses consist primarily of compensation costs, as well as advertising and promotion costs of our video distribution businesses. As a percentage of IDT Entertainment’s revenues, selling, general and administrative expenses increased from 17.3% in the three months ended October 31, 2003 to 17.7% in the three months ended October 31, 2004, largely as a result of the inclusion of our video distribution businesses, which have significantly higher selling, general and administrative expenses than our contract production work businesses.

Depreciation and Amortization. Depreciation and amortization expense increased from $0.1 million in the three months ended October 31, 2003 to $2.7 million in the three months ended October 31, 2004. The increase is primarily due to the inclusion of amortization expense relating to the intangible assets and film library assets recorded as a result of our fiscal 2004 acquisitions. As a percentage of IDT Entertainment’s revenues, depreciation and amortization expense increased from 0.7% in the three months ended October 31, 2003 to 4.5% in the three months ended October 31 2004.

Non-cash Compensation. Non-cash compensation was $0.2 million in the three months ended October 31, 2004, and related to the amortization of deferred compensation from restricted stock grants. No such charges were recorded during the three months ended October 31, 2003.

Income (Loss) from Operations. Income from operations in the three months ended October 31, 2004 was $4.6 million, compared to a loss from operations of $0.7 million in the three months ended October 31, 2003. The substantial increase in income from operations is largely due to the inclusion of our fiscal 2004 acquisitions.

Voice over IP Segment

Revenues. Revenues are derived from per-minute charges to Net2Phone’s customers, primarily on a prepaid basis, and from the sale of VoIP equipment and services to consumers, resellers, other carriers and cable operators. Revenues decreased 4.8%, from $19.0 million in the three months ended October 31, 2003 to $18.1 million in the three months ended October 31, 2004. This decrease was primarily due to Net2Phone’s exit from its disposable calling card business during fiscal 2004. Net2Phone is focused on developing more strategic, higher-margin services, such as cable and other broadband telephony services, and expects these services to represent a growing percentage of its total revenues over the next few years.

Direct Cost of Revenues. Direct cost of revenues remained flat at $9.5 million in the three months ended October 31, 2003 and 2004. As a percentage of total Voice over IP revenues, total direct costs increased from 50.2% in the three months ended October 31, 2003 to 52.5% in the three months ended October 31, 2004. The increase was due primarily by the sale, in the first quarter of fiscal 2005, of products with relatively lower margins than the mix of products sold during the three months ended October 31, 2003.

Selling, General and Administrative. Selling, general and administrative expenses increased 3.3%, from $12.5 million in the three months ended October 31, 2003 to $13.0 million in the three months ended October 31, 2004. As a percentage of total Voice over IP revenues, selling, general and administrative expenses increased from 66.0% in the three months ended October 31, 2003 to 71.7% in the three months ended October 31, 2004. The increase, both in absolute dollar terms and as a percentage of revenues, is due primarily to the investment, mostly in the form of increased headcount, in Net2Phone’s cable telephony business. Net2Phone expects to further incur significant selling, general and administrative expenses as it continues to invest in the growth of its cable telephony business.

Depreciation and Amortization. Depreciation and amortization expense decreased 23.9%, from $2.5 million in the three months ended October 31, 2003 to $1.9 million in the three months ended October 31, 2004. As a percentage of total Voice over IP revenues, depreciation and amortization expense decreased from 13.1% in the three months ended October 31, 2003 to 10.5% in the three months ended October 31, 2004.

Non-cash Compensation. Non-cash compensation decreased from $1.8 million in the three months ended October 31, 2003 to $0.7 million in the three months ended October 31, 2004. Fluctuations in non-cash compensation from quarter-to-quarter and from year-to-year result mostly from the effects of variable accounting on repriced stock options granted by Net2Phone.

Restructuring and Impairment Charges. Restructuring and impairment charges were $0.2 million in the three months ended October 31, 2003 compared to $0.9 million in the three months ended October 31, 2004. The charges related primarily to Net2Phone’s previously announced separation agreements and exit and other costs.

Loss from Operations. Loss from operations increased slightly, from $7.6 million in the three months ended October 31, 2003 to $7.8 million in the three months ended October 31, 2004.

IDT Solutions Segment

Revenues. Revenues declined sharply by 79.2%, from $21.3 million in the three months ended October 31, 2003 to $4.4 million in the three months ended October 31, 2004. In May 2004, we announced the reorganization of IDT Solutions, including the exit from its CLEC (Competitive Local Exchange Carrier) business, by ending the provision of retail switched communications services. As of October 31, 2004, all of IDT Solutions’ commercial customers, have found replacement services and are no longer on the Winstar network. IDT Solutions currently provides communication services only to select governmental customers in 14 markets. As such, while we are exploring various options to further redeploy Winstar’s assets, we anticipate that revenues will further decrease significantly, and we can not predict at this time the timing and magnitude of any new revenue opportunities being explored.

Direct Cost of Revenues. Direct cost of revenues decreased 65.0%, from $18.3 million in the three months ended October 31, 2003 to $6.4 million in the three months ended October 31, 2004, as a result of the division’s winding down process. As a percentage of IDT Solutions’ revenues, direct costs increased from 86.1% in the three months ended October 31, 2003 to 144.7% in the three months ended October 31, 2004, as revenues decreased at a faster rate than did cost of revenues, since in order to avoid disruption of services during the winding down process, our ability to reduce the fixed costs and footprint of the Winstar network was dependent and had to trail our rate of customer discontinuations.

Selling, General and Administrative. Selling, general and administrative expenses decreased 69.4%, from $15.1 million in the three months ended October 31, 2003 to $4.6 million in the three months ended October 31, 2004, as a result of the division’s winding down process. As a percentage of IDT Solutions’ revenues, selling, general and administrative expenses increased from 70.8% in the three months ended October 31, 2003 to 104.0% in the three months ended October 31, 2004, as revenues decreased at a faster rate than did selling, general and administrative expenses. The main component of selling, general and administrative expenses for the three months ended October 31, 2003 and 2004 was employee compensation and benefits, accounting for $10.7 million and $3.4 million, or about 70.9% and 73.9%, respectively, of total selling, general and administrative expenses.

Depreciation and Amortization. Depreciation and amortization expense decreased 77.6%, from $3.8 million in the three months ended October 31, 2003 to $0.9 million in the three months ended October 31, 2004, reflecting a significantly lower fixed asset base during the first quarter of fiscal 2005, as a result of impairment charges recorded during the third and fourth quarters of fiscal 2004. As a percentage of IDT Solutions’ revenues, depreciation and amortization increased from 17.9% in the three months ended October 31, 2003 to 19.2% in the three months ended October 31, 2004, as revenues decreased at a faster rate than did depreciation and amortization.

Non-cash Compensation. Non-cash compensation charges were $0.1 million in the three months ended October 31, 2004, and related to the amortization of deferred compensation from restricted stock grants. No such charges were recorded during the three months ended October 31, 2003.

Restructuring and Impairment Charges. Restructuring and impairment charges were $4.2 million in the three months ended October 31, 2003, compared to $1.8 million in the three months ended October 31, 2004.

Restructuring and impairment charges consist of the following (in thousands):

	Three Months Ended October 31,
	2004	2003
Workforce reductions	$—	$1,150
Real estate network and connectivity reductions	1,237	2,900
Other	520	125

Total	$1,757	$4,175

In the first quarter of fiscal 2004, we approved a restructuring plan aimed at reducing the operating losses of IDT Solutions. On May 12, 2004, we announced a further restructuring plan for IDT Solutions, including the exit from IDT Solutions’ CLEC business. The restructuring plans included reductions to IDT Solutions’ workforce, real estate network and network connectivity. The first quarter of fiscal 2004 restructuring plan has been fully completed, while the May 2004 restructuring plan is expected to be completed by the end of fiscal 2005.

During fiscal 2004 and throughout the first quarter of fiscal 2005, IDT Solutions did not meet the criteria to report its exit from the retail switched communications services business as a discontinued operation, since it continued to generate revenues from the business and to be continuously involved in the business during the winding down process.

Workforce reductions

In connection with the first quarter of fiscal 2004 restructuring plan, IDT Solutions reduced its workforce during that quarter by 163 employees, to approximately 400 employees. As a result, during the three months ended October 31, 2003, we recorded severance related charges of $1.1 million.

In connection with the May 2004 restructuring, IDT Solutions has reduced its workforce to approximately 82 employees as of October 31, 2004.

Real estate network and connectivity reductions

In connection with the first quarter of fiscal 2004 restructuring plan, which aimed to reduce IDT Solutions’ network of provision-ready buildings down from approximately 3,000 buildings to 2,200 buildings, we recorded during the three months ended October 31, 2003, real estate network reduction charges totaling $1.8 million and connectivity reduction charges totaling $1.1 million.

As part of the May 2004 restructuring, we further terminated leases and related connectivity on approximately 2,160 buildings on IDT Solutions’ network. As of October 31, 2004, approximately 40 buildings remained on IDT Solutions’ network. During the three months ended October 31, 2004, we recorded real estate network reduction charges of $0.1 million and connectivity reduction charges of $1.1 million.

We anticipate incurring additional costs relating to the early termination of real estate leases and connectivity. However, as of October 31, 2004, we had not yet negotiated the early termination on the majority of such leases. In addition, during fiscal 2004, we stopped paying rent on many of IDT Solutions’ real estate leases due to the ongoing BOMA litigations, as described in our Annual Report on Form 10-K for the year ended July 31, 2004, but continued to accrue for such amounts. Pending the ultimate outcome of the BOMA litigations, we may not be required to pay all or any amounts due under such lease agreements.

Loss from Operations. Loss from operations in the three months ended October 31, 2003 was $20.1 million, compared to $9.3 million in the three months ended October 31, 2004. The decrease in loss from operations is due to the winding down of the division’s operations.

Corporate

Corporate costs consist of corporate services, such as executive management, treasury management, corporate governance costs, public and investor relations, corporate insurance, corporate litigation and other general corporate expenses, as well as depreciation expense on corporate assets. Such corporate services are shared generally by our other operating segments, and are not allocable to any specific segment. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

Selling, General and Administrative. General and administrative expenses increased from $8.9 million in the three months ended October 31, 2003 to $10.2 million in the three months ended October 31, 2004. The increase is primarily the result of higher legal and professional fees, as well as an increase in costs relating to planning and implementing of Sarbanes-Oxley requirements. As a percentage of our total consolidated revenues, general and administrative expenses decreased from 1.7% in the three months ended October 31, 2003 to 1.6% in the three months ended October 31, 2004, as revenues grew at a faster rate than did general and administrative expenses.

Depreciation and Amortization. Depreciation expense increased from $0.4 million in the three months ended October 31, 2003 to $0.5 million in the three months ended October 31, 2004.

Non-cash Compensation. Non-cash compensation decreased from $1.7 million in the three months ended October 31, 2003 to $1.5 million recorded during the three months ended October 31, 2004. For the three months ended October 31, 2004, non-cash compensation was primarily related to the amortization of deferred compensation from restricted stock grants, and to restricted stock and stock options granted to outside consultants for past services. For the three months ended October 31, 2003, non-cash compensation was primarily related to restricted stock and stock options granted to outside consultants for past services.

Loss from Operations. Loss from operations increased from $11.0 million in the three months ended October 31, 2003 to $12.2 million in the three months ended October 31, 2004, primarily as a result of the increased selling, general and administrative expenses discussed above.

Liquidity and Capital Resources

General

Historically, we have satisfied our cash requirements through a combination of cash flow from operating activities, sales of equity securities including the exercise of stock options, and borrowings from third parties. Our cash requirements have also been satisfied through our existing cash, cash equivalents, marketable securities and investments balances.

As of October 31, 2004, we had cash and cash equivalents, marketable securities, and restricted cash and marketable securities of approximately $999.6 million, which includes $125.8 million held by Net2Phone, and working capital of approximately $771.2 million. We used $6.0 million of cash in operating activities during the three months ended October 31, 2004, compared to $8.9 million of cash that was used in operating activities during the three months ended October 31, 2003. Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, especially trade accounts receivable and trade accounts payable.

We generated $17.5 million in cash from investing activities during the three months ended October 31, 2004 compared to $53.8 million in cash generated during the three months ended October 31, 2003. Cash provided by investing activities during the three months ended October 31, 2004 and 2003 was primarily from the net sales and maturities of marketable securities offset by investment and acquisitions and capital expenditures. During the three months ended October 31, 2004, we received $72.0 million in cash from the net sales and maturities of marketable securities, compared to $66.3 million of cash received from the net sales and maturities of marketable securities during the three months ended October 31, 2003. Our investments and acquisitions, net of cash acquired were $27.8 million and $13.0 million during the three months ended October 31, 2004 compared to October 31, 2003. Our capital expenditures were $23.2 million in the three months ended October 31, 2004, compared to $14.9 million in the three months ended October 31, 2003, as we have continued to expand our international and domestic telecommunications network infrastructure and as Net2Phone has continued to build its infrastructure and deploy equipment related to existing and potential contract obligations with cable and broadband operators.

The future minimum payments of principal and interest on our capital lease obligations are $15.8 million, $20.1 million, $10.4 million, and $7.9 million for the remainder of fiscal 2005, fiscal 2006, fiscal 2007, and fiscal 2008, respectively. We have made considerable expenditures designed to expand our global telecommunications network. We now operate a total of ten international gateway switches, broken down as follows: five in the United States, two in the United Kingdom and one each in Argentina, Peru and Hong Kong. Currently, we anticipate making further expenditures to bolster our network infrastructure in the United States and Europe and to expand our capacity in South America and Asia. In fiscal 2005, we anticipate the buildout of an additional switch in each of the United States and the United Kingdom. We currently anticipate that total capital expenditures for fiscal 2005 will be in the $75 million to $85 million range and that investments in proprietary film productions, film licenses and DVD mastering for the full fiscal 2005 will be in the $65 million to $75 million range. These estimates are contingent upon several factors, including, but not limited to, the specific timing of our site build-outs, market prices for telecommunications equipment and film licenses, the availability of such equipment in the distressed asset market, the availability of film licenses that meet our return on investment criteria, the specific timing of our network expansion projects and our proprietary film productions, the rate of new DVD title introductions, and Net2Phone’s build-out of its infrastructure and deployment of equipment related to existing and potential contract obligations with cable and broadband operators. We have generally adopted a strategy of investing in network expansion only as the need arises, as dictated by our telecommunications traffic volumes. Therefore, the timing of our network expansion, and the coincident purchases of property, plant and equipment, are highly dependent upon the timing and magnitude of the growth in our telecommunications minutes of use. We expect to fund our capital expenditures and DVD mastering investments with our operating cash flows and with our cash, cash equivalents and marketable securities balances. From time to time, we will also finance a portion of our capital expenditures through capital leases, with the cost of such financing the primary consideration in determining our financing activity. We also expect to fund all or part of our investments in proprietary film productions and film licenses with bank facilities entered into by IDT Entertainment or its subsidiaries that are developing or licensing the property. We do not anticipate that the lenders under such facilities will have recourse against IDT Corporation.

We used $12.1 million of cash in financing activities during the three months ended October 31, 2004 compared to $3.5 million in cash that was used for financing activities during the three months ended October 31, 2003. We received approximately $0.2 million in proceeds from the exercise of IDT stock options during the three months ended October 31, 2004 compared to $9.2 million received during the three months ended October 31, 2003. In addition, during the three months ended October 31, 2003, we received approximately $1.2 million in proceeds from the exercise of stock options granted by Net2Phone. We repaid capital lease obligations of $5.7 million and $6.2 million during the three months ended October 31, 2004 and 2003, respectively. In addition, we distributed to the minority equity holders of our Union Telecard Alliance subsidiary and its consolidated partners $9.2 million and $7.3 million in cash during the three months ended October 31, 2004 and 2003, respectively.

Under our existing stock repurchase program, our Board of Directors has authorized the repurchase of up to 15 million shares of our Class B common stock and up to 5 million shares or our common stock. We have not repurchased any shares under the existing share repurchase program to date.

The long distance telecommunications industry has been characterized by significant declines in both per-minute revenues and per-minute costs. During the three months ended October 31, 2004, IDT Telecom’s average revenue-per-minute was $0.0749 per minute, down 12.5% from $0.0856 per minute for the three months ended October 31, 2003. IDT Telecom’s average termination cost per-minute dropped approximately 13.9%, to $0.0635 in the three months ended October 31, 2004, from $0.0737 in the three months ended October 31, 2003. In the past, and over time, we believe that these factors tend to offset each other, with prices and costs moving in the same general direction. However, over a shorter term, such as one quarter or one year, the drop in pricing could outpace the drop in costs, or vice versa. In addition, due to continued pricing pressure in most of the retail and wholesale markets in which we compete, we might be compelled to pass along most or all of our per-minute cost savings to our customers in the form of lower rates. We might also be unable, in the event that some of our per-minute costs rise, to immediately pass along the additional costs to our customers in the form of higher rates. Consequently, over any given period, gross margins could expand or narrow, based solely on the timing of changes in revenue-per-minute and cost-per-minute. In addition, we rely heavily on third-party providers for termination of our minutes. As our minutes-of-use have steadily grown, we have invested to expand our network to carry more of our own traffic. However, in the short term, the incremental demand for usage might outpace the rate use. Therefore, we could become increasingly dependent upon third-party providers for our minutes termination. In the past, we have attempted to leverage our buying power to negotiate more favorable rates with these suppliers. However, we cannot guarantee that we will be successful in procuring more favorable rates for minutes termination. As such, there can be no assurance that we will be able to maintain our gross margins at the current level, in the face of lower per-minute revenues.

Within our consumer phone services business, we provide the local portion of our bundled local/long distance services by utilizing UNE-P, which allows a competitive carrier such as IDT to access customer’s premises (local loop) as well as switching capabilities at a regulated wholesale cost per customer, which is paid to the incumbent local exchange carriers (ILECs). The ILECs have been seeking an increase in the rate that they may charge to competitive carriers for these services. The FCC is currently reviewing regulations around UNE-P, relating to both the requirement that ILECs make the local loop and switching elements of their networks available to competitors, as well as the price at which these services are offered. The FCC’s decisions in the matter, which are expected to be made public within the next few weeks, might result in increased costs to competitive carriers, or effectively render competitive carriers unable to offer local services, if certain elements of the ILECs platforms are not made available. Accordingly, our UNE-P costs may increase substantially and we may not be able to pass along such cost increases to our customers, resulting in reduced margins in this business. We might also be required to discontinue marketing our bundled service to new customers in the U.S, as it might become uneconomical to do so.

We continued to fund our IDT Entertainment and IDT Capital segments throughout the first quarter of fiscal 2005. We anticipate that these segments will continue to rely on us to fund their cash needs, including operating expenses, capital expenditures, and potential acquisitions.

On May 12, 2004, we announced a reorganization of IDT Solutions that included exiting IDT Solutions’ CLEC business by ending the provision of retail switched communications services. Such discontinuation of services has now been completed, except that IDT Solutions currently continues to provide services to select governmental customers in 14 markets. We continued to fund IDT Solutions throughout the first quarter of fiscal 2005, and we anticipate IDT Solutions to continue to rely on us to fund its cash needs, including ongoing operating expenses and satisfaction of remaining liabilities and contractual obligations.

Changes in Trade Accounts Receivable, Allowance for Doubtful Accounts and Deferred Revenue

Gross trade accounts receivable increased from $241.5 million at July 31, 2004 to $262.4 million at October 31, 2004, reflecting the organic revenue growth of our existing businesses as well as seasonal factors in our video distribution business. Generally, our fiscal first quarter is the strongest for our video distribution business due to Halloween-related sales. In addition, the average age of the gross trade accounts receivable of our existing businesses increased, as measured by number of day sales outstanding, primarily as a result of increased consumer phone services receivables resulting from the rollout of our local and bundled phone offerings. The average age of our consumer phone services receivables has traditionally been significantly higher than the average age of receivables of our other businesses.

The allowance for doubtful accounts as a percentage of gross trade accounts receivable increased from 23.8% at July 31, 2004, to 24.5% at October 31, 2004, due primarily to increased bad debt expense for our consumer phone services segment.

Deferred revenue as a percentage of total revenues vary from period to period, depending on the mix and the timing of revenues. Deferred revenue arises primarily from the sales by IDT Telecom of our calling cards and consumer phone services both in the United States as well as in Europe. Deferred revenue also arises at IDT Entertainment, primarily from fee-for-hire production services, and can vary significantly from quarter to quarter and year to year, depending on the timing of production cash receipts. Consolidated deferred revenue decreased to $130.6 million at October 31, 2004 compared to $140.8 million at July 31, 2004, primarily as a result of the timing of productions completed at IDT Entertainment’s DPS Film Roman unit.

Other Sources and Uses of Resources

We intend to, where appropriate, make strategic acquisitions to expand our telecommunications businesses. These acquisitions could include, but are not limited to, acquisitions of telecommunications companies, telecommunications equipment, telecommunications network capacity, customer bases or other assets. From time to time, we also evaluate potential acquisitions of companies, technologies, products and customer accounts that complement our core telecom businesses. We also intend to make strategic acquisitions to complement and/or expand our IDT Entertainment and IDT Capital segments. In considering acquisitions, we will search for opportunities to profitably grow our existing businesses, to add qualitatively to the range of businesses in the IDT portfolio, to achieve operational synergies and to supplement our existing network expansion plans through the timely purchase from third parties of necessary equipment. At this time, we cannot guarantee that we will be presented with acquisition opportunities that meet our return on investment criteria, or that our efforts to acquire such companies and assets that meet our criteria will be successful.

We believe that, based upon our present business plan, and due to the large balance of cash, cash equivalents and marketable securities we held as of October 31, 2004, our existing cash resources will be sufficient to meet our currently anticipated working capital and capital expenditure requirements, as well as our investment in proprietary film productions, film licenses and DVD mastering requirements, and to fund any potential operating cash flow deficits within any of our segments for at least the next twelve months. If our growth exceeds current expectations or if we acquire the business or assets of another company, we might need to raise additional capital from equity or debt sources. There can be no assurance that we will be able to raise such capital on favorable terms or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our anticipated expansion, which could have a material adverse effect on our business, financial condition and/or results of operations.

The following tables quantify our future contractual obligations and commercial commitments, as of October 31, 2004 (in millions):

Contractual Obligations

Payments Due by Period

	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Capital lease obligations	$54.2	$18.9	$28.2	$7.1	$—
Operating leases	280.4	60.6	63.1	44.2	112.5
Other long-term obligations (1) (2) (3)	27.2	2.9	24.3	—	—
Purchase obligations	16.1	16.1	—	—	—

Total contractual obligations	$377.9	$98.5	$115.6	$51.3	$112.5

(1)	Includes Net2Phone’s $17.2 million long-term debt obligation to Deutsche Bank, which matures in 2006. This obligation is secured by standby letters of credit from a U.S. commercial bank, which are, in turn, collateralized by $20.6 million of marketable securities held by the bank.
(2)	Includes our guarantee to invest at least $2.7 million in new content acquisitions and co-productions on behalf of Manga Entertainment between June 9, 2004 and June 9, 2005, and $6.5 million between June 9, 2004 and June 9, 2006. In addition, in the event that Manga Entertainment meets or exceeds certain financial projections between the period commencing July 1, 2004 through June 30, 2007, we will pay Palm Entertainment additional earnout consideration of $2.0 million. The earnout consideration is not included in the above table due to the uncertainty of the ultimate outcome.
(3)	In connection with our July 2003 purchase of an equity interest in Vanguard Animation, LLC, we entered into an agreement to lend Vanguard, under certain conditions as defined, up to $8.0 million, of which up to $5.0 million remains available to them (after Vanguard’s exercise of an aggregate of $3.0 million in drawn downs in the fourth quarter of fiscal 2004), after July 21, 2005. The remaining $5.0 million line available to Vanguard is not included in the above table due to the uncertainty of the ultimate outcome.

Other Commercial Commitments

Payments Due by Period

	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Standby letters of credit	$31.1	$8.8	$21.0	$1.3	$—

Foreign Currency Risk

Revenues from our international operations represented 25.1% and 19.4% of our consolidated revenues for the three months ended October 31, 2004 and 2003, respectively. A significant portion of these revenues are in denominations other than the U.S. Dollar. Foreign currency exchange risk that we are subject to is mostly mitigated by our ability to offset the majority of these non dollar-denominated revenues with operating expenses that are paid in the same currencies. As such, the net amount of our exposure to foreign currency exchange rate changes is not material.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

The Securities and Exchange Commission’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in commodity prices. We are exposed to changes in interest rates primarily from our investments in cash equivalents and marketable securities. On occasion, we use interest rate derivative instruments to manage our exposure to interest rate changes, such as total return swap agreements. We do not consider our market risk exposure relating to foreign currency exchange to be material, as we generally have sufficient cash outflows based in these currencies to largely offset the cash inflows based in these currencies, thereby creating a natural hedge. In order to mitigate the risk associated with the small amounts of remaining net foreign exchange exposure, which we experience from time to time, we have, on occasion, entered into foreign exchange hedges. In addition to but separate from our primary business, we hold a small portion of our total asset portfolio in hedge funds for speculative and strategic purposes. As of October 31, 2004, the carrying value of our investments in such hedge funds was approximately $44.4 million. Investments in hedge funds carry a significant degree of risk, which will depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that hedge fund managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our interests in these funds may go down as well as up and we may not receive, upon redemption, the amounts originally invested.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, such officers have concluded that as of such date, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are more fully described in our Annual Report on Form 10-K for the year ended July 31, 2004. There have been no material developments concerning our legal proceedings since the end of the prior fiscal quarter. Unless otherwise indicated, all legal proceedings discussed in our earlier Annual Report remain outstanding.

We are subject to other legal proceedings, which have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurances in this regard, in the opinion of our management, such proceedings will not have a material adverse effect on our results of operations, cash flows, or our financial condition.

Item 2. Changes in Securities and Use of Proceeds

This table provides information with respect to purchases by the Company of shares of its common stock during the three months ended October 31, 2004:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
August 1 - 31, 2004 (1)	295,000	$—	—	—

Total	295,000	$—	—	15,000,000 shares of Class B common stock and 5,000,000 shares of common stock

(1)	On August 20, 2004, we acquired 295,000 shares of our common stock in exchange for a like number of shares of our Class B common stock. No consideration was paid for the shares of common stock we acquired other than the shares of Class B common stock that were issued in exchange thereof. The closing price of our Class B common stock on August 20, 2004, the date of the exchange, was $14.80.
(2)	Under our existing stock repurchase program, approved by our Board of Directors and publicly announced on December 18, 2001, we are authorized to repurchase up to 15 million shares of our Class B common stock and up to 5,000,000 shares of our common stock.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

We are currently in discussions with Liberty Media to acquire all of its direct and indirect interests in Net2Phone. If such a transaction is consummated, we will extend our control over Net2Phone, increasing our stake in Net2Phone to approximately 41.2% of the equity and retaining a majority of the voting power of Net2Phone. Should the transaction be consummated, Liberty Media will continue to participate in Net2Phone’s success through its investment in IDT. Pending the outcome of negotiations with Liberty Media, we have entered into an agreement with Liberty Media to extend our control of Net2Phone through December 31, 2004. The current proposal is to purchase the Net2Phone shares owned or controlled by Liberty Media in exchange for approximately 3.75 million shares of IDT Class B common stock, which would increase Liberty Media’s stake in IDT’s equity to approximately 17%. There is no assurance that a definitive agreement will be reached, or that any additional extensions will be agreed to, by the parties.

Item 6. Exhibits

Exhibit Number	Description

10.51*	NTOP Holdings, LLC Right of First Offer Agreement Amendment No. 1, by and among IDT Corporation, IDT Domestic-Union, LLC, IDT Investments Inc., and together with, Liberty Media Corporation, Liberty N2P, Inc., Liberty N2P II, Inc, and together with Liberty N2P, and NTOP Holdings, LLC.

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT CORPORATION

December 10, 2004	By:	/s/ JAMES A. COURTER
James A. Courter Chief Executive Officer and Vice-Chairman (Principal Executive Officer)

December 10, 2004	By:	/s/ STEPHEN R. BROWN
Stephen R. Brown Chief Financial Officer and Treasurer (Principal Financial Officer)