Form 10-Q
period 2005-01-31
IDT CORP
filed 2005-03-14
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of March 8, 2005, the registrant had the following shares outstanding:

Common Stock, $.01 par value:	18,593,923 shares outstanding (excluding 6,480,937 treasury shares)
Class A common stock, $.01 par value:	9,816,988 shares outstanding
Class B common stock, $.01 par value:	73,513,774 shares outstanding (excluding 1,713,053 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

IDT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2005	July 31, 2004
	(Unaudited)	(Note 1)
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$161,242	$142,177
Marketable securities	835,283	897,130
Trade accounts receivable, net	181,121	184,125
Other current assets	118,309	102,416

Total current assets	1,295,955	1,325,848
Property, plant and equipment, net	292,235	273,479
Goodwill	92,275	89,534
Licenses and other intangibles, net	26,652	32,928
Investments	83,937	66,870
Restricted cash and marketable securities	19,716	22,620
Other assets	59,738	62,637

Total assets	$1,870,508	$1,873,916

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$119,593	$140,296
Accrued expenses	227,093	213,116
Deferred revenue	127,610	140,314
Capital lease obligations—current portion	23,743	21,793
Other current liabilities	50,023	9,404

Total current liabilities	548,062	524,923
Deferred tax liabilities, net	145,262	145,037
Capital lease obligations—long-term portion	28,757	31,810
Other liabilities	33,948	48,218

Total liabilities	756,029	749,988

Minority interests	126,881	132,695

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000,000; no shares issued	—	—
Common stock, $.01 par value; authorized shares—100,000,000; 25,074,860 shares issued at January 31, 2005 and July 31, 2004; 18,593,923 and 19,140,933 shares outstanding at January 31, 2005 and July 31, 2004, respectively	251	251
Class A common stock, $.01 par value; authorized shares—35,000,000; 9,816,988 shares issued and outstanding at January 31, 2005 and July 31, 2004	98	98
Class B common stock, $.01 par value; authorized shares—100,000,000; 71,469,048 and 68,727,201 shares issued at January 31, 2005 and July 31, 2004, respectively; 69,756,756 and 67,118,911 shares outstanding at January 31, 2005 and July 31, 2004, respectively	715	687
Additional paid-in capital	837,347	800,618
Treasury stock, at cost, consisting of 6,480,937 and 5,933,927 shares of common stock and 1,712,292 and 1,608,290 shares of Class B common stock at January 31, 2005 and July 31, 2004, respectively	(131,596)	(122,044)
Deferred compensation	(29,082)	(13,795)
Accumulated other comprehensive income	33,813	19,909
Retained earnings	276,052	305,509

Total stockholders’ equity	987,598	991,233

Total liabilities and stockholders’ equity	$1,870,508	$1,873,916

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004	2005	2004
	(in thousands, except per share data)
Revenues	$608,846	$526,973	$1,238,565	$1,040,028
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	447,515	396,054	917,452	790,262
Selling, general and administrative	143,777	116,001	283,628	222,604
Depreciation and amortization	28,296	25,230	52,675	47,953
Non-cash compensation (all of which is attributable to selling, general and administrative)	5,059	5,012	9,892	8,603
Restructuring and impairment charges	8,780	833	11,415	5,204

Total costs and expenses	633,427	543,130	1,275,062	1,074,626

Loss from operations	(24,581)	(16,157)	(36,497)	(34,598)
Interest income, net	5,415	4,766	10,903	11,424
Other income
Gain on sale of subsidiary stock	—	9,418	—	9,418
Arbitration award	—	21,618	—	21,618
Investment and other income, net	5,797	1,296	7,141	16,879

Income (loss) before minority interests and income taxes	(13,369)	20,941	(18,453)	24,741
Minority interests	(805)	402	(3,488)	(12,633)
Provision for income taxes	(3,551)	(2,927)	(7,517)	(7,658)

Net income (loss)	$(17,725)	$18,416	$(29,458)	$4,450

Earnings (loss) per share:
Net income (loss):
Basic	$(0.19)	$0.22	$(0.31)	$0.05
Diluted	$(0.19)	$0.20	$(0.31)	$0.05
Weighted-average number of shares used in calculation of earnings (loss) per share:
Basic	95,635	85,618	95,412	84,122

Diluted	95,635	92,012	95,412	90,000

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended January 31,
	2005	2004
	(In thousands)
Net cash (used in) provided by operating activities	$(984)	$45,549
Investing activities
Capital expenditures	(39,659)	(39,557)
(Issuance) collection of notes receivable	(5,650)	15,320
Investments and acquisitions, net of cash acquired	(11,674)	(66,332)
Sales and maturities of marketable securities	2,767,922	1,084,415
Purchases of marketable securities	(2,669,120)	(1,027,939)

Net cash provided by (used in) investing activities	41,819	(34,093)
Financing activities
Proceeds from exercise of stock options	2,756	48,291
Proceeds from exercise of stock options of Net2Phone	53	5,298
Proceeds from offering of common stock by Net2Phone	—	53,069
Proceeds from employee stock purchase plan	893	—
Purchase of Class B common stock	(1,985)	—
Cash and marketable securities restricted against letters of credit	2,904	(2,294)
Repayments of capital lease obligations	(13,429)	(16,190)
Distributions to minority shareholders of subsidiaries	(16,630)	(13,835)

Net cash (used in) provided by financing activities	(25,438)	74,339
Effect of exchange rate changes on cash and cash equivalents	3,668	3,644

Net increase in cash and cash equivalents	19,065	89,439
Cash and cash equivalents, beginning of period	142,177	99,046

Cash and cash equivalents, end of period	$161,242	$188,485

Supplemental schedule of non-cash investing and financing activities
Purchases of property, plant and equipment through capital lease obligations	$12,853	$547

Issuance of Class B common stock for acquisitions	$—	$5,355

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation. Operating results for the three and six-month periods ended January 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2005. The balance sheet at July 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2004, as filed with the U.S. Securities and Exchange Commission.

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

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value based method of accounting provisions of SFAS No. 123 to stock-based employee compensation for the three and six months ended January 31, 2005 and 2004:

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income (loss), as reported	$(17,725)	$18,416	$(29,458)	$4,450
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects and minority interests	3,631	372	7,564	642
Deduct: Total stock-based employee compensation expense determined under the fair value based method of accounting for all awards, net of related tax effects and minority interests	(35,854)	(6,946)	(45,176)	(13,943)

Pro forma net income (loss)	$(49,948)	$11,842	$(67,070)	$(8,851)

Earnings (loss) per share:
Basic—as reported	$(0.19)	$0.22	$(0.31)	$0.05

Basic—pro forma	$(0.52)	$0.14	$(0.70)	$(0.10)

Diluted—as reported	$(0.19)	$0.20	$(0.31)	$0.05

Diluted—pro forma	$(0.52)	$0.13	$(0.70)	$(0.10)

Effective January 24, 2005, the compensation committee of the Company’s Board of Directors approved the acceleration of vesting of all outstanding unvested options to purchase shares of the Company’s Class B common stock. The Company accelerated the vesting of the options in anticipation of the impact of the Financial Accounting Standards Board’s (“FASB”) recent adoption of SFAS No. 123 (revised 2004) Share-Based Payment, which requires among other things, the expensing of unvested options over the remaining vesting period of the options, beginning August 1, 2005 (See Note 11). Options to purchase approximately 4.5 million shares of the Company’s Class B common stock became immediately exercisable on January 24, 2005, as a result of the acceleration. Generally, these options were scheduled to vest annually over 3 years beginning on the first anniversary of the grant date.

During the three and six months ended January 31, 2005, the Company granted 1.5 million and 1.6 million restricted shares, respectively, and during the three and six months ended January 31, 2004, the Company granted 1.1 million restricted shares of IDT Class B common stock to directors, officers and employees under its stock option and incentive plan. In general, one third of the restricted shares vest on or about the anniversary date of each of the three years following the year of grant. Total non-cash compensation expense relating to the amortization of restricted shares was $3.5 million and $7.3 million during the three and six months ended January 31, 2005, respectively, and $1.5 million during the three and six months ended January 31, 2004.

Note 3—Investment in Net2Phone

In November 2003, Net2Phone issued additional shares through an underwritten common stock offering. The offering, which was priced at $4.50 per share, included 11.5 million shares issued to the public, and an aggregate of 2.5 million shares purchased by IDT and Liberty Media Corporation. Net2Phone received net proceeds of $58.6 million from the offering (of which $5.6 million was paid by IDT). Net2Phone has used and intends to use the remaining net proceeds for capital expenditures and working capital, primarily relating to its

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cable and other broadband telephony business, and for general corporate purposes. As a result of this common stock offering, the Company’s ownership percentage in the equity of Net2Phone decreased from 21.2% to approximately 18.9% as of November 25, 2003.

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

On December 15, 2004, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), which was consummated on March 8, 2005, with certain subsidiaries of Liberty Media. Pursuant to the Merger Agreement, the Company acquired all of Liberty Media’s direct and indirect interests in Net2Phone, with a fair market value of $59.4 million, in exchange for 3.75 million shares of the Company’s Class B common stock, with an equal fair market value. Liberty Media’s interests in Net2Phone consisted of 1.25 million shares of common stock of Net2Phone and membership interests in NTOP Holdings, LLC. NTOP Holdings is a consortium formed in October 2001 to hold 28.9 million shares of Class A common stock of Net2Phone. IDT now owns all of the interests in NTOP Holdings, and through this transaction, IDT has increased its effective equity interest in Net2Phone to approximately 40.9% and its aggregate voting power in Net2Phone to approximately 57.0%. The acquisition will be accounted for under the purchase method of accounting.

As of January 31, 2005 and 2004, IDT’s effective equity interest in Net2Phone (both through NTOP Holdings and otherwise) was approximately 14.0% and 19.1%, respectively. Accordingly, in the accompanying condensed consolidated financial statements, during the three and six months ended January 31, 2005 and 2004, the Company reversed in minority interests the share of Net2Phone’s net income (loss) attributable to the remaining shareholders of Net2Phone.

Note 4—Business Segment Information

The Company has six reportable business segments: Wholesale Telecommunications Services, Retail Telecommunications Services, IDT Entertainment, Voice over IP, IDT Capital and IDT Solutions. The operating results of these business segments are distinguishable and are regularly reviewed by the Company’s chief operating decision maker.

The Wholesale Telecommunications Services business segment consists of wholesale carrier services provided to other long distance carriers. The Retail Telecommunications Services business segment markets and sells prepaid and rechargeable calling cards, consumer local and long distance phone services, and wireless cellular services to individuals and businesses. The IDT Entertainment business segment is comprised of

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

complementary operations and investments that acquire, develop, finance and produce animated entertainment programming and distribute filmed entertainment content to the mass market. The Voice over IP business segment consists mostly of Net2Phone, a provider of VoIP telephony products and services and of cable and other broadband telephony services. The IDT Capital business segment consists primarily of IDT’s brochure distribution, software development, call center services and radio broadcasting operations. In May 2004, the Company announced the restructuring of its IDT Solutions business segment, which consists of Winstar Holdings, LLC. IDT Solutions currently provides communications services only to select governmental customers in 14 markets. In this report, we use the term IDT Solutions, which represented a Winstar product line and marketing arm, interchangeably with Winstar.

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

	Wholesale Telecommunications Services	Retail Telecommunications Services	IDT Entertainment	Voice over IP(1)	IDT Capital	IDT Solutions	Corporate	Total
Three Months Ended January 31, 2005
Revenues	$129,242	$411,732	$41,093	$18,088	$7,238	$1,453	$—	$608,846
Operating income (loss)	(4,522)	17,659	1,966	(8,650)	(3,500)	(14,922)	(12,612)	(24,581)
Restructuring and impairment charges	—	—	—	724	(14)	8,070	—	8,780
Three Months Ended January 31, 2004
Revenues	$131,452	$329,073	$23,179	$18,556	$5,295	$19,418	$—	$526,973
Operating income (loss)	(3,993)	25,380	(1,058)	(8,638)	(1,635)	(15,375)	(10,838)	(16,157)
Restructuring and impairment charges	—	—	—	833	—	—	—	833

	Wholesale Telecommunications Services	Retail Telecommunications Services	IDT Entertainment	Voice over IP(1)	IDT Capital	IDT Solutions	Corporate	Total
Six Months Ended January 31, 2005
Revenues	$258,426	$822,745	$101,505	$36,167	$13,835	$5,887	$—	$1,238,565
Operating income (loss)	(9,373)	38,254	6,549	(16,489)	(6,448)	(24,183)	(24,807)	(36,497)
Restructuring and impairment charges	—	—	—	1,602	(14)	9,827	—	11,415
Six Months Ended January 31, 2004
Revenues	$257,058	$658,424	$35,230	$37,552	$11,046	$40,718	$—	$1,040,028
Operating income (loss)	(8,066)	51,749	(1,765)	(16,249)	(2,976)	(35,472)	(21,819)	(34,598)
Restructuring and impairment charges	—	—	—	1,029	—	4,175	—	5,204

(1)	On March 9, 2005, Net2Phone issued a press release announcing that it has identified deficiencies in its internal financial controls, two of which may impact the financial results for the second quarter of fiscal 2005. As such, results of the Voice over IP business segment, which consists mostly of Net2Phone, are preliminary and subject to change.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Earnings (Loss) Per Share

The Company computes earnings (loss) per share under the provisions of SFAS No. 128, Earnings per Share, whereby basic earnings (loss) per share is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings (loss) per share is determined in the same manner as basic earnings (loss) per share, except that the number of shares is increased to include unvested restricted stock and to assume exercise of potentially dilutive stock options using the treasury stock method, unless the effect of such increase is anti-dilutive. For the three and six months ended January 31, 2005, stock options for 14.1 million shares and 2.1 million shares of unvested restricted stock were not included in the computation of diluted earnings (loss) per share. Diluted earnings (loss) per share equaled basic earnings (loss) per share because the Company reported net losses and the impact of the assumed exercise of stock options and grant of unvested restricted stock would have been anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004	2005	2004
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(17,725)	$18,416	$(29,458)	$4,450

Denominator:
Weighted-average number of shares used in calculation of earnings (loss) per share—basic	95,635	85,618	95,412	84,122
Effect of stock options and unvested restricted stock	—	6,394	—	5,878

Weighted-average number of shares used in calculation of earnings (loss) per share—diluted	95,635	92,012	95,412	90,000

Earnings (loss) per share:
Basic	$(0.19)	$0.22	$(0.31)	$0.05

Diluted	$(0.19)	$0.20	$(0.31)	$0.05

Note 6—Treasury Stock Activity

On January 12, 2005, the Company exchanged an aggregate of 0.24 million shares of newly issued IDT Class B common stock with a fair market value of $3.7 million for 0.25 million shares of IDT common stock, with an equal fair market value, which was held by IDT Corporation 401(k) plan participants. In connection with this exchange, the Company recorded a $3.7 million increase in the carrying value of its treasury stock, with the offset as an increase in additional paid in capital.

On January 3, 2005, the Company acquired 0.1 million shares of its Class B common stock for $2.0 million.

Note 7—Liquidation of ADIR Technologies, Inc.

In September 2003, Net2Phone acquired 1,750 shares of Series A-1 preferred stock of its subsidiary, ADIR Technologies, Inc., from a group of investment funds.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, in consideration for general releases from certain employees of Net2Phone, and the surrender by them of their shares of ADIR common stock, ADIR cancelled promissory notes originally delivered by such employees. Following these transactions, Net2Phone became the sole shareholder of ADIR, and no longer had any minority shareholders in any of its subsidiaries. As a result, Net2Phone recorded non-cash other income of $12.2 million in the first quarter of fiscal 2004, representing the reversal of the remaining minority interests balance after all minority shareholder interests were satisfied. The non-cash gain of $12.2 million is recorded in “investment and other income (expense)” in the accompanying condensed consolidated statements of operations for the six months ended January 31, 2004.

Note 8—Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004	2005	2004
	(in thousands)
Net income (loss)	$(17,725)	$18,416	$(29,458)	$4,450
Foreign currency translation adjustments	1,833	3,745	4,421	5,211
Net unrealized gains in available-for-sale securities	494	13,059	9,483	14,919

Comprehensive income (loss)	$(15,398)	$35,220	$(15,554)	$24,579

Note 9—Restructuring and Impairment Charges

Restructuring and impairment charges consist of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004	2005	2004
	(in thousands)
IDT Solutions:
Workforce reductions	$4	$—	$4	$1,150
Real estate network and connectivity reductions	7,562	—	8,799	2,900
Other	504	—	1,024	125

	8,070	—	9,827	4,175
IDT Capital	(14)	—	(14)	—
Voice over IP	724	833	1,602	1,029

Total	$8,780	$833	$11,415	$5,204

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

IDT Solutions

In the first quarter of fiscal 2004, the Company approved a restructuring plan aimed at reducing the operating losses of IDT Solutions. On May 12, 2004, the Company announced a further restructuring plan for IDT Solutions, including the exit from IDT Solutions’ CLEC (Competitive Local Exchange Carrier) business, by ending the provision of retail switched communications services. As of November 1, 2004, all of IDT Solutions’ commercial customers have found replacement services and are no longer on the Winstar network. IDT Solutions currently provides service only to select governmental customers in 14 markets.

The restructuring plans included reductions to IDT Solutions’ workforce, real estate network and network connectivity, as well as the impairment of assets to their estimated net recoverable value. The first quarter of fiscal 2004 restructuring plan has been fully implemented, while the May 2004 restructuring plan is expected to be completed by the end of fiscal 2005.

During fiscal 2004 and throughout the first half of fiscal 2005, IDT Solutions did not meet the criteria to report its exit from the retail switched communications services business as a discontinued operation, since it continued to generate revenues from the business and to be continuously involved in the business during the winding down process.

As the Company continues to restructure IDT Solutions, the Company will be required to maintain minimum service level commitments to customers. Failure to maintain adequate network infrastructure and or support services could result in additional costs and liabilities to the Company pursuant to our agreements with these customers.

Workforce reductions

In connection with the first quarter of fiscal 2004 restructuring plan, IDT Solutions reduced its workforce during that quarter by 163 employees, to approximately 400 employees. As a result, during the three months ended October 31, 2004, the Company recorded severance related charges of $1.1 million.

In connection with the May 2004 restructuring, IDT Solutions has further reduced its workforce to approximately 57 employees as of January 31, 2005.

Real estate network and connectivity reductions

In connection with the first quarter of fiscal 2004 restructuring plan, which aimed to reduce IDT Solutions’ network of provision-ready buildings down from approximately 3,000 buildings to 2,200 buildings, the Company recorded during the three and six months ended January 31, 2004, real estate network reduction charges totaling $1.8 million and connectivity reduction charges totaling $1.1 million.

As part of the May 2004 restructuring, the Company further terminated leases and related connectivity on approximately 2,110 buildings on IDT Solutions’ network. As of January 31, 2005, approximately 90 buildings remained on IDT Solutions’ network. During the three and six months ended January 31, 2005, the Company recorded real estate network reduction charges of $0.8 million and $0.9 million and connectivity reduction charges of $6.8 million and $7.9 million, respectively.

Although the Company does not anticipate any additional connectivity reduction restructuring charges going forward, it does expect to incur additional costs relating to the early termination of real estate network leases. However, as of January 31, 2005, the Company had not yet negotiated the early termination on the majority of such leases. In addition, during fiscal 2004, the Company stopped paying rent on many of IDT Solutions’ real

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estate leases due to the ongoing New York and New Jersey Building Owners and Managers Association (“BOMA”) litigations, as described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2004, but continue to accrue for such amounts. On January 25, 2005, the New York BOMA litigation filed in the United States District Court, Southern District of New York, was dismissed. On or about February 18, 2005, the Company filed a notice of appeal to the United States Court of Appeals for the Second Circuit. Pending the ultimate outcome of the remaining New Jersey BOMA litigation and the Company’s appeal related to the New York BOMA litigation, the Company may not be required to pay all or any amounts due under such lease agreements.

Reserve summary

The following table summarizes the remaining reserve balances related to restructuring and impairment charges:

	Balance at July 31, 2004	Charged to Expense	Payments	Non-cash Charges	Reserve Adjustments	Balance at January 31, 2005
	(in thousands)
IDT Solutions:
Workforce reductions	$2,065	$4	$(2,069)	$—	$—	$—
Real estate network and connectivity reductions	788	8,799	(2,903)	(1,487)	—	5,197
Other	—	1,024	(777)	—	—	247

	2,853	9,827	(5,749)	(1,487)	—	5,444
IDT Capital	—	(14)	—	—	14	—
Voice over IP	2,114	1,602	(605)	(511)	(44)	2,556

Total	$4,967	$11,415	$(6,354)	$(1,998)	$(30)	$8,000

Note 10—Legal Proceedings and Contingencies

Legal proceedings in which the Company is involved are more fully described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2004. The following discussion is limited to material recent developments, if any, concerning the Company’s legal proceedings since the end of the prior fiscal quarter and should be read in conjunction with the Company’s Annual Report and the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2004. Unless otherwise indicated in this Report or the Quarterly Report for the three months ended October 31, 2004, all legal proceedings discussed in that Annual Report remain outstanding.

With respect to the complaint the Company filed against Telefonica S.A., Terra Networks, S.A., Terra Networks, U.S.A., and Lycos, Inc., on March 2, 2005, Judge Linares granted in part and denied in part, Telefonica S.A.’s motion to dismiss for lack of personal jurisdiction. Judge Linares also ordered limited discovery. In addition, on March 8, 2005, Judge Linares issued an opinion and an order: (a) granting the Company’s motion to dismiss Terra’s First, Second, Third, Fourth and Fifth Counterclaims, leaving only Count Six of Terra’s Counterclaim for breach of contract remaining; (b) granting the Company’s motion for summary judgment related to Count One of Terra’s Third Amended Complaint, which relates to the Company’s claim that Terra breached the Termination Agreement and failed to issue and then deliver 3.75 million Terra shares to the Company in a timely manner, thereby requiring Terra to issue an additional 0.25 million shares; and (c) denying Terra’s motion for summary judgment related to Counts I through VIII of the Company’s Third Amended Complaint. The Company’s expert has valued the additional 0.25 million shares at between $6.8 million and $26.9 million.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

With respect to the action commenced by the Company against Tyco, on February 1, 2005, the Court denied all parties’ pending motions that were previously described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2004.

IDT Telecom

With respect to the MDL Action, during a mediation session on January 17, 2005, the parties reached a settlement in principle of this action and are working to finalize the settlement documents, which require court approval.

With respect to the petition filed by plaintiff, Powell Palmares, plaintiff dismissed the entire case without prejudice against all defendants, including the Company.

As more fully described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2004, in the Intellectual Property section, with respect to the Katz matter, on February 16, 2005, Katz filed a motion to dismiss the Company’s complaint based upon lack of controversy, which the Company will be opposing.

Winstar

On or about December 16, 2004, Lucent Technologies, Inc. (“Lucent”) filed a complaint in the United States District Court, District of New Jersey, against the Company. Lucent alleges, among other things, that the Company—either directly or via an alter ego theory—acquired a number of Lucent 5ESS switches (the “Switches”) from the bankruptcy estate of debtor, Winstar Communications, Inc. and its subsidiaries, and operated the Switches without any licenses to utilize Lucent’s proprietary software to operate the Switches. Lucent is claiming: (a) copyright infringement; (b) conversion; (c) conspiracy to commit conversion; (d) fraudulent conveyance; and (e) quasi-contract. Lucent seeks, among other things, a preliminary and permanent injunction enjoining the Company from copying, transferring, distributing, or disposing of the Lucent 5ESS software; an award of damages in an amount not less than $51 million and punitive damages. The Company is preparing a response to Lucent’s complaint and intends to include in such response significant counterclaims against Lucent.

The Company is subject to other legal proceedings, which have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurances in this regard, in the opinion of the Company’s management, such proceedings will not have a material adverse effect on the Company’s results of operations, cash flows, or its financial condition.

Note 11—Recently Issued Accounting Standard Not Yet Adopted

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company expects to adopt SFAS No. 123(R) on August 1, 2005. SFAS No. 123(R) permits the Company to adopt its requirements using one of two methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the August 1, 2005 adoption date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after August 1, 2005 and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to August 1, 2005 that remain unvested on the adoption date.

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The company plans to adopt SFAS No. 123(R) using the modified prospective method.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost on grants of employee stock options. Accordingly, the adoption of SFAS No. 123(R) may have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) share in Note 2 to our condensed consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement is not anticipated to be material since the Company does not currently recognize a benefit of excess tax deductions because of federal and state net operating loss carryforwards available to offset future U.S. federal and state taxable income.

Note 12—American Jobs Creation Act

On October 22, 2004 the American Jobs Creation Act (the “Act”) was signed into law. The Act includes a deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the Act. As of January 31, 2005, the Company has the potential to repatriate up to $500 million of foreign earnings. The Company is in the process of evaluating the effects of the Act, and at this time, cannot predict an estimated completion date of any decision that it may make in regards to the Act. Accordingly, the Company cannot estimate the amount of taxes that may be payable on the eventual distribution of these earnings.

Note 13—Arbitration Award

As more fully described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2004, in May 2001 the Company filed a statement of claim against Telefonica International, S.A. with the American Arbitration Association. During the second quarter of fiscal 2004, the Company was awarded by the Arbitrator $21.6 million, and recorded the receipt of such proceeds in “other income.”

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the accompanying condensed consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended July 31, 2004, as filed with the U.S. Securities and Exchange Commission.

As used below, unless the context otherwise requires, the terms “the Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and their subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the notes to the condensed consolidated financial statements, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. Such forward-looking statements include, among other things, our plans to develop and market new products and services, improve our financial performance, enter new customer and geographic markets, expand our European consumer phone services business, develop our animation and entertainment businesses and the possible outcome of our litigation. Such forward-looking statements also include our expectations concerning factors affecting the markets for our products, such as changes in the U.S. and the international regulatory environment and the demand for telecommunications services. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. These risks and uncertainties include, but are not limited to, those risks discussed in this report. In addition to the factors specifically noted in the forward-looking statements, other important factors that could result in those differences include, but are not limited to, the fact that: each of our telecommunications business lines is highly sensitive to declining prices, which may adversely affect our revenues and margins; because our prepaid calling cards generate the bulk of our revenues, our growth is substantially dependent upon continuing growth in that area, and we face significant competition; we may not be able to obtain sufficient or cost-effective termination capacity to particular destinations to keep up with our growth; our customers, particularly our wholesale carrier customers, could experience financial difficulties which could adversely affect our revenues and profitability if we experience difficulties in collecting our receivables; the termination of our carrier agreements with foreign partners or our inability to enter into carrier agreements in the future could materially and adversely affect our ability to compete in foreign countries, which could reduce our revenues and profits; our revenues and our growth will suffer if our distributors and sales representatives, particularly Union Telecard Alliance, LLC, fail to effectively market and distribute our prepaid calling card products and other services; increased competition in the consumer and business telephone market, particularly from the regional bell operating companies, or RBOCs, and cable operators, could limit or reverse our growth in that area; we rely on a few major customers in realizing our home entertainment video distribution revenues and a reduction in our business with these customers could have an adverse effect on us; a significant portion of our home entertainment video distribution revenues comes from a small number of titles. A loss of our rights to these titles, or our failure to replace them when our rights expire, could significantly harm our home entertainment video distribution business; the success of IDT Entertainment may depend on audience acceptance of our computer generated (“CG”) animated feature films, which is extremely difficult to predict and therefore inherently risky; animated films are expensive to produce and the uncertainties inherent in their production could result in the expenditure of significant amounts on films that are canceled or significantly delayed, which would adversely affect our revenues and financial condition; piracy, including digital and Internet piracy, may decrease revenues received from the exploitation of our entertainment products; Net2Phone has never been profitable; Net2Phone is pursuing new streams of revenue, including a cable telephony business, which it has not attempted to generate before and which may not be profitable; pricing pressures and increased use of VoIP technology may lessen Net2Phone’s competitive pricing advantage; Net2Phone has and plans to increasingly depend on its international operations, which subject it to unpredictable regulatory, economic and political environments; we have incurred significant losses since our inception, which could cause the trading price of our stock to decline; our growth strategy depends, in part, on our acquiring complementary businesses and assets and expanding our existing operations, which we may be unable to do; our revenues may be adversely affected if we fail to protect our proprietary technology or enhance or develop new technologies; we may be subject to claims of infringement of intellectual property rights of others; federal, state, local and international government regulations, including the recent FCC rule changes and litigation finding in the United States discussed below, may reduce our ability to provide services or make our business less profitable; we may become subject to increased price competition from other carriers due to federal regulatory changes in determining international settlement rates; federal and state regulations may be passed that could harm Net2Phone’s business; holders of our Class B common stock have significantly less voting power than holders of our Class A common stock and our common stock; IDT is controlled by its principal stockholder, which limits the ability of other stockholders to affect the management of IDT; and other factors and risks set forth in our Annual Report on Form 10-K for fiscal 2004 and our other filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth herein and the other information set forth from time to time in our reports filed with the United States Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for fiscal 2004.

Overview

General

We are a multinational telecommunications, entertainment and technology company. Our primary telecommunications offerings are prepaid and rechargeable calling cards, wholesale carrier services, consumer local and long distance phone services, VoIP and cable telephony services, and wireless cellular services to individuals and businesses. Our entertainment business is comprised of complementary operations and investments that enable us to acquire, develop, finance and produce animated and live-action entertainment programming and to distribute filmed entertainment content to the mass market. We also operate various other businesses, including brochure distribution, software development, call center services and radio broadcasting operations, and new technology ventures.

Outlook

Since our inception, we have derived the majority of our revenues from IDT Telecom’s businesses, consisting primarily of our Retail Telecommunications Services segment, which markets prepaid and rechargeable calling cards and consumer phone services, and our Wholesale Telecommunications Services segment, which markets wholesale carrier services. These businesses have accounted for the bulk of our operating expenses as well (excluding restructuring and impairment charges). In the six months ended January 31, 2005, IDT Telecom’s revenues accounted for 87.3% of our total revenues, compared to 88.0% in the six months ended January 31, 2004.

For fiscal 2005, we anticipate revenue growth in our Retail Telecommunications Services segment, while we anticipate revenues from our Wholesale Telecommunications Services segment to remain flat. We anticipate that the growth in our retail businesses will be driven by a continued increase in the number of active consumer phone services customers in Europe, as well as continued growth in our U.S. and non-U.S. calling card businesses and anticipated growth in our prepaid solutions business. We believe that the Retail Telecommunications Services segment will continue to account for 70% to 80% of IDT Telecom’s total revenues for fiscal 2005.

The future growth of our U.S.-based consumer phone services business will be largely dependent upon our ability to access our customer’s premises at a favorable cost. Competitive carriers such as IDT previously had access to a customer’s premises (local loop) as well as switching capabilities at a regulated wholesale cost per customer. However, in December 2004, the Federal Communications Commission (“FCC”) adopted new rules related to the incumbent local exchange carriers’ (ILECs) obligation to make these network elements available to competitors, as well as the price at which this access must be offered. Under the new rules, which became effective March 11, 2005, ILECs are no longer obligated to offer unbundled switching for mass market customers, and thus no longer required to offer UNE-P (Unbundled Network Element Platform). In addition, effective March 11, 2005, competitive local exchange carriers (“CLECs”) are not able to order new UNEs for which they are not eligible under the new rules. Also, during a twelve-month transition period, that began on March 11, 2005, for UNE-P, ILECs may charge a one dollar surcharge per line per month. After the twelve-month transition period, the rates will be negotiated based on Total Service Resale (TSR), which is provided by ILECs to CLECs at a price based on the retail tariff price, minus a fixed percentage discount. These restrictions relating to our access to these network elements will have a materially negative effect upon our ability to offer local phone services in the United States. We may not be able to pass along such cost increases to our customers, resulting in reduced margins in this business. We have temporarily suspended the marketing and advertising of our bundled service to new customers in the United States and may have to discontinue such marketing and advertising on a permanent basis, as it might become uneconomical to do so. However, we continue to negotiate with the ILECs, with the intent of signing long-term commercial arrangements, which will allow us to continue to grow this business.

In February 2005, the FCC ruled on a request by AT&T to declare that certain prepaid calling cards offered by AT&T are not subject to access charges imposed by local telephone companies, and that revenues from those cards are not subject to assessment for Universal Service Fund (“USF”) contributions. The FCC rejected AT&T’s request, and determined that the AT&T prepaid cards were subject to access charges and USF contributions. Its decision was limited to a particular type of card, described by AT&T in its request, in which all callers heard a prerecorded advertisement before using the prepaid card to make telephone calls. IDT’s compliance with applicable rules and regulations has never been predicated on the exemption sought by AT&T. Therefore, we believe our calling card business is not directly affected by this FCC decision. In its decision, the FCC also noted that AT&T offers a variety of newer prepaid card services not described in its original request, and it commenced a rulemaking to consider more broadly the extent to which these and other types of calling card services may be subject to access charges and USF contributions. It is possible that this rulemaking could have a material adverse effect on some of our prepaid card services, depending on what service characteristics the FCC finds determinative in applying access charges and USF obligations, but we cannot predict either the timing or the substance of any new rules the FCC may adopt.

The worldwide telecommunications industry has been characterized in recent years by excess network capacity, which has led to intense price competition, resulting in a significant decline in both our average per-minute price realizations and our average per-minute termination costs. During the six months ended January 31, 2005, our average price realization was $0.0751 per minute, down 11.0% from $0.0843 per minute in the six months ended January 31, 2004, while our average per-minute termination cost dropped 11.9% to $0.0635 in the six months ended January 31, 2005, from $0.0721 in the six months ended January 31, 2004. Average price realization represents the average revenue per minute we recognize on the minutes that we sell within our calling card and wholesale carrier businesses. It excludes minutes of use related to our consumer phone services business, which are not carried over our own network. Our average termination cost per minute represents our average direct cost of revenues per minute that we buy in order to terminate calls related to our calling card and wholesale carrier businesses. These costs exclude minutes of use for our consumer phone services business, which are not carried over our own network.

In both the retail services and wholesale carrier businesses, our competitors have continued to aggressively price their services. This has led to continued erosion in pricing power, both in our retail and wholesale markets, and we have generally had to pass along our per-minute cost savings to our customers in the form of lower prices. Therefore, although IDT Telecom’s minutes of use have been increasing substantially, IDT Telecom’s revenues have increased at a much slower rate. We have seen continued declines in our overall per-minute price realizations through the first half of 2005, primarily due to lower wholesale carrier per-minute price realizations. We expect to see some further price declines throughout the remainder of fiscal 2005, as the markets in which we compete have generally remained competitive.

We have also acquired various businesses within our IDT Entertainment segment. As a result of the acquisitions of Anchor Bay Entertainment and Mainframe Entertainment in December 2003, DKP Effects in March 2004, and Manga Entertainment in June 2004, IDT Entertainment reported revenues of $101.5 million in the six months ended January 31, 2005, a substantial increase over revenues of $35.2 million generated in the six months ended January 31, 2004. We expect to report substantial revenue growth for fiscal 2005, as the above fiscal 2004 acquisitions will be consolidated, for the first time, for a full year in fiscal 2005. We expect fiscal 2005 revenues approaching $200 million for IDT Entertainment. We also anticipate that IDT Entertainment will continue to incur significant costs relating to its existing and new businesses. IDT Entertainment’s strategy for growth is twofold: production of proprietary computer generated, or CG, animated films to be released theatrically, and continued investment in original productions and new video licenses for retail distribution. Although we expect to derive significant benefits from equity stakes in our proprietary productions, revenues in the near term will be primarily generated by our licensing and video distribution business and by production service contract work.

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

On December 15, 2004, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), which was consummated on March 8, 2005, with certain subsidiaries of Liberty Media. Pursuant to the Merger Agreement, we acquired all of Liberty Media’s direct and indirect interests in Net2Phone, with a fair market value of $59.4 million, in exchange for 3.75 million shares of our Class B common stock, with an equal fair market value. Liberty Media’s interests in Net2Phone consisted of 1.25 million shares of common stock of Net2Phone and membership interests in NTOP Holdings, LLC. NTOP Holdings is a consortium formed in October 2001 to hold 28.9 million shares of Class A common stock of Net2Phone. IDT now owns all of the interests in NTOP Holdings, and through this transaction, IDT has increased its effective equity interest in Net2Phone to approximately 40.9% and its aggregate voting power in Net2Phone to approximately 57.0%.

We have also developed various businesses within our IDT Capital segment, which generated revenues of $13.8 million in the six months ended January 31, 2005. During the six months ended January 31, 2005, IDT Capital incurred $6.4 million in operating losses. We anticipate that IDT Capital will continue to incur significant costs relating to its existing and new businesses. The timing and magnitude of revenues and/or operating profits from IDT Capital’s new businesses remains uncertain.

On May 12, 2004, we announced a restructuring of our IDT Solutions segment, which entailed a substantial de-emphasis of IDT Solutions’ CLEC business, by ceasing the provision of retail switched communications services to commercial customers. Such discontinuation of services has now been completed, except that IDT Solutions currently continues to provide services to select governmental customers in 14 markets.

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

Three Months Ended January 31, 2005 Compared to Three Months Ended January 31, 2004

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, certain items, such as interest income and expense, other income and expense, minority interests, and provision for income taxes are properly not reflected in the operating business segments discussions, but are only reflected in our Consolidated discussion.

Consolidated

Revenues. Revenues increased 15.5%, from $527.0 million in the three months ended January 31, 2004 to $608.9 million in the three months ended January 31, 2005. The increase is mainly due to a 17.5% increase in IDT Telecom revenues and the inclusion of revenues from companies acquired by IDT Entertainment in fiscal 2004, partially offset by a decrease in IDT Solutions revenues. The growth in IDT Telecom revenues primarily resulted from the growth in consumer phone services and calling cards. IDT Telecom grew minutes of use by 17.9% (excluding minutes related to our consumer phone services business, which are not carried over our own network), from 4.887 billion in the three months ended January 31, 2004 to 5.761 billion in the three months ended January 31, 2005, which outweighed the effect of a decline in the average revenue per-minute.

Direct Cost of Revenues. Direct cost of revenues increased 13.0%, from $396.1 million in the three months ended January 31, 2004 to $447.5 million in the three months ended January 31, 2005. The increase is due primarily to the growth in our telecommunications minutes of use and the inclusion of cost of revenues from companies acquired by IDT Entertainment in fiscal 2004, partially offset by a decrease in IDT Solutions cost of revenues. As a percentage of total revenues, direct costs decreased from 75.2% in the three months ended January 31, 2004 to 73.5% in the three months ended January 31, 2005. This decrease in direct costs as a percentage of total revenues is due to a shift in the consolidated revenue mix toward higher margin revenues, as well as improved margins at both IDT Telecom and IDT Entertainment.

Selling, General and Administrative. Selling, general and administrative expenses increased 23.9%, from $116.0 million in the three months ended January 31, 2004 to $143.8 million in the three months ended January 31, 2005. This increase included approximately $8.7 million in non-recurring legal expenses relating to pending litigation settlements. Absent these expenses, selling, general and administrative expenses for the quarter would have amounted to $135.1 million, 16.5% higher than in the year ago period. The increase is primarily due to the growth of our consumer phone services business in both the United States and the United Kingdom, ongoing geographic expansion, investments in the development of new businesses and services in both the United States and abroad, the inclusion of selling, general and administrative expenses from companies acquired by IDT Entertainment in fiscal 2004, and the increase in costs to support the expanded operations of IDT Entertainment, partially offset by a decrease in selling, general and administrative expenses at IDT Solutions. As a percentage of total revenues, selling, general and administrative expenses increased from 22.0% in the three months ended January 31, 2004 to 23.6% in the three months ended January 31, 2005.

Depreciation and Amortization. Depreciation and amortization expense increased 12.2%, from $25.2 million in the three months ended January 31, 2004 to $28.3 million in the three months ended January 31, 2005. The increase is primarily due to our higher fixed asset base during fiscal 2005, reflecting the expansion of our telecommunications network infrastructure and facilities, and the inclusion of depreciation and amortization from companies acquired by IDT Entertainment in fiscal 2004, partially offset by a decrease in depreciation and amortization expense at IDT Solutions. As a percentage of revenues, depreciation and amortization expense decreased from 4.8% in the three months ended January 31, 2004 to 4.6% in the three months ended January 31, 2005, as revenues grew at a faster rate than did depreciation and amortization.

Non-cash Compensation. Non-cash compensation charges increased from $5.0 million in the three months ended January 31, 2004 to $5.1 million in the three months ended January 31, 2005. Refer to the respective segment sections for a full discussion.

Restructuring and Impairment Charges. Restructuring and impairment charges increased from $0.8 million in the three months ended January 31, 2004 to $8.8 million in the three months ended January 31, 2005. Refer to the respective section of the IDT Solutions and Voice over IP segments for a full discussion.

Loss from Operations. Loss from operations increased from $16.2 million in the three months ended January 31, 2004 to $24.6 million in the three months ended January 31, 2005. The year-over-year increase in operating loss is primarily due to decreased income from operations at IDT Telecom, as a result of the $8.7 million in non-recurring legal expenses discussed above.

Interest. Net interest income increased from $4.8 million in the three months ended January 31, 2004 to $5.4 million in the three months ended January 31, 2005. The increase is due primarily to higher market interest rate returns in the second fiscal quarter of 2005 compared to the second fiscal quarter of 2004.

Other Income. Other income was $32.3 million in the three months ended January 31, 2004, compared to $5.8 million in the three months ended January 31, 2005. Other income for the three months ended January 31, 2005 consisted mostly of net realized gains from the sale of marketable securities and investments.

Included in other income for the three months ended January 31, 2004 was a $9.4 million gain on the sale of subsidiary stock resulting from Net2Phone’s common stock offering in November 2003, a $21.6 million gain in connection with receipt of proceeds from Telefonica International S.A. resulting from an arbitration award, a $2.7 million reversal of previously recorded charges related to an obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T, and $1.4 million in net realized losses from the sale of marketable securities and investments.

Minority Interests. Minority interests were $0.4 million of income and $0.8 million of expense in the three months ended January 31, 2004 and 2005, respectively. Minority interests arise mostly from our 51% equity ownership in Union Telecard Alliance and our equity ownership of approximately 19.1% and 14.0% of Net2Phone during the second quarters of fiscal 2004 and 2005, respectively.

Income Taxes. Income tax expense was $2.9 million in the three months ended January 31, 2004, compared to income tax expense of $3.6 million in the three months ended January 31, 2005. Income tax expense results primarily from the income generated from our foreign subsidiaries.

Net Income (Loss). Our consolidated net income (loss) decreased from income of $18.4 million in the three months ended January 31, 2004 to a net loss of $17.7 million in the three months ended January 31, 2005. The shift from net income to net loss is due primarily from decreased income from operations at IDT Telecom, as a result of $8.7 million in non-recurring legal expenses relating to pending litigation settlements, and from the significantly higher other income generated in the three months ended January 31, 2004, as discussed above.

IDT Telecom—Retail Telecommunications Services and Wholesale Telecommunications Services Segments

Revenues. IDT Telecom revenues increased 17.5%, from $460.5 million in the three months ended January 31, 2004 to $541.0 million in the three months ended January 31, 2005. Revenues increased primarily as a result of the growth in both consumer phone services and calling cards. We grew minutes of use by 17.9% (excluding minutes related to our consumer phone services business, which are not carried over our own network), from 4.887 billion in the three months ended January 31, 2004 to 5.761 billion in the three months ended January 31, 2005. The growth in minutes of use occurred both in our Retail Telecommunications Services and Wholesale Telecommunications Services segments, with most of the year-over-year gain due to growth within our calling card businesses, in both the U.S. and Europe. Minutes of use grew at a faster rate than did revenues, reflecting a 9.5% decline in average revenue-per-minute, from $0.0832 during the three months ended January 31, 2004 to $0.0753 during the three months ended January 31, 2005. The decrease in average revenue-per-minute is due primarily to continued competition in both retail and wholesale markets.

Revenues from Retail Telecommunications Services increased $82.7 million, or 25.1%, from $329.1 million in the three months ended January 31, 2004 to $411.7 million in the three months ended January 31, 2005. This growth reflects a $35.7 million increase in sales of calling cards and a $47.0 million increase in consumer phone services revenues. As a percentage of IDT Telecom’s overall revenues, Retail Telecommunications Services revenues increased from 71.5% in the three months ended January 31, 2004 to 76.1% in the three months ended January 31, 2005, as revenues from our retail businesses grew significantly while our wholesale business declined slightly. Calling card sales increased 12.5%, from $285.3 million in the three months ended January 31, 2004 to $321.0 million in the three months ended January 31, 2005, as a result of the introduction of several new, aggressively priced calling cards in the U.S. during the second half of fiscal 2004, as well as growth in European calling card sales during the second quarter of fiscal 2005. As fiscal 2005 began, we shifted our focus from market share gains to improving margins in our major U.S. markets, and as price increases were implemented on several cards, we witnessed improved margins. This trend continued in the second quarter of fiscal 2005. Also, in the second quarter of fiscal 2005, our European calling card business recorded solid revenue gains, while gross margins recovered from the declines experienced over the past two quarters.

Calling card sales as a percentage of Retail Telecommunications Services revenues decreased to 78.0% in the three months ended January 31, 2005 from 86.7% in the three months ended January 31, 2004, as revenues from consumer phone services grew at a faster rate than did revenues from calling card sales. Revenues from consumer phone services, in which we act as a switchless reseller of another company’s network, increased 107.2%, from $43.8 million in the three months ended January 31, 2004 to $90.8 million in the three months ended January 31, 2005. The increase is primarily due to the growth in our customer base for America Unlimited, the IDT calling plan which features unlimited local and long distance calling within the United States for a fixed monthly rate, and to our Toucan consumer phone product in the United Kingdom. The customer base for America Unlimited was approximately 296,000 as of January 31, 2005. In addition, we had approximately 362,000 long distance-only customers at January 31, 2005. During the second half of the second quarter of fiscal 2005, we scaled back our customer acquisition efforts for our bundled service offering, due to the FCC’s December 15, 2004 ruling relating to UNE-P. Consequently, we anticipate declines in our bundled customer base, revenues and selling and marketing expenses in the third quarter of fiscal 2005, when compared to the second quarter of fiscal 2005. However, we continue to negotiate with the ILECs, with the intent of signing long-term commercial arrangements, which will allow us to continue to grow this business.

In the United Kingdom, we continue to build the customer base of our Toucan consumer phone service, and as of January 31, 2005, we had approximately 114,000 active customers. During the second quarter of fiscal 2005, we added other services to our Toucan offering, including Internet access, and we have recently signed an agreement with T-Mobile, which will allow us to offer Toucan-branded cellular services to our customer base. Our Internet access service offerings include both dial-up and broadband access services, marketed under the ToucanSurf brand. In addition, we plan to expand Toucan to other markets, with plans to launch the service in the Netherlands before the end of fiscal 2005, and in Belgium during the first half of fiscal 2006.

Gross margins for our consumer phone services business in the second quarter of fiscal 2005 were 49.5%, compared to margins of 50.5% in the second quarter of fiscal 2004. Going forward, gross margins for consumer phone services will be driven largely between our global mix of customers, as well as the relative proportion of bundled (lower-margin, higher-absolute-dollar-profit) versus long distance-only (higher-margin, lower-profit) customers.

Through our wholly-owned subsidiary Corbina Telecom, a licensed, full service telecommunications operator, we offer a broad range of services throughout the rapidly growing Russian market. Such services include fixed line telephony for domestic and long-distance voice, VoIP, lease line services, wholesale carrier services, Internet access (dial-up and broadband) and VPN. Corbina owns its own telecommunications network with over 700 kilometers of optic fiber in Moscow. It is also the first and only virtual cellular operator in Russia, selling under its own brand the services of the second largest cellular operator in Russia. Revenues generated by Corbina in the three months ended January 31, 2005 were $16.2 million, an increase of 56.9% from $10.4 million in the three months ended January 31, 2004. Corbina represented 3.0% and 2.3% of IDT Telecom’s total revenues in the three months ended January 31, 2005 and 2004, respectively.

Wholesale Telecommunications Services revenues decreased $2.2 million, or 1.7%, from $131.5 million in the three months ended January 31, 2004 to $129.2 million in the three months ended January 31, 2005. In comparing the second quarter’s results with those of the prior year quarter, increased minutes volumes were offset by lower per-minute price realizations. Wholesale Telecom gross margins were 9.4% in the second quarter, down from 11.3% in last year’s second quarter. The reduction in margins was the result of the decline in per-minute price realizations, which reflect continued competitive pressures in all regions of operation. We expect that most of our wholesale markets will remain competitive for the remainder of the fiscal year. Consequently, we anticipate that per-minute price realizations could continue to decline over at least the next two quarters. During the second quarter of fiscal 2005, IDT Telecom increased its number of carrier interconnects, particularly in emerging markets, such as Latin America, Asia and Africa. In addition, we continued to invest in our network, in order to allow us to increasingly offer Internet Protocol (IP) interconnects, thereby providing a much-desired, value-added service to potential customers. We believe that these developments will allow us to continue to grow our wholesale carrier business worldwide. As a percentage of IDT Telecom’s total revenues, Wholesale Telecommunications Services revenues decreased from 28.5% in the three months ended January 31, 2004 to 23.9% in the three months ended January 31, 2005, as a result of the significant growth in our retail businesses while our wholesale business experienced a slight decline.

Direct Cost of Revenues. Direct cost of revenues increased 14.8%, from $354.3 million in the three months ended January 31, 2004 to $406.8 million in the three months ended January 31, 2005, due primarily to the growth in our telecommunications minutes of use. As a percentage of IDT Telecom’s total revenues, direct costs decreased from 76.9% in the three months ended January 31, 2004 to 75.2% in the three months ended January 31, 2005, due to the shift in product mix towards retail revenues, which have higher gross margins than do our wholesale carrier operations. Our average termination cost-per-minute declined 9.9% to $0.0636 in the three months ended January 31, 2005, from $0.0706 in the three months ended January 31, 2004.

Direct cost of revenues for Retail Telecommunications Services increased $52.1 million, or 21.9%, from $237.7 million in the three months ended January 31, 2004 to $289.8 million in the three months ended January 31, 2005. This increase reflects a $28.0 million increase in direct costs for our calling card business and a $24.1 million increase in direct costs for our consumer phone services business. As a percentage of Retail Telecommunications Services revenues, direct costs decreased from 72.2% in the three months ended January 31, 2004 to 70.4% in the three months ended January 31, 2005, due to the shift in product mix towards higher margin consumer phone services.

Direct cost of revenues for consumer phone services increased 111.4%, from $21.7 million in the three months ended January 31, 2004 to $45.8 million in the three months ended January 31, 2005. The increase is due to the significant growth in consumer phone services revenues. As a percentage of consumer phone services revenue, direct costs increased from 49.5% in the three months ended January 31, 2004, to 50.5% in the three months ended January 31, 2005, reflecting the significant shift in our consumer phone services customer base towards the America Unlimited bundled product, which generates lower margins on a percentage basis but higher absolute gross profit dollars than our historical long-distance only customers.

The future growth of our U.S.-based consumer phone services business will be significantly affected by the changes to the FCC’s rules related to the ILECs’ obligation to make their network elements available to competitors, as described above. While we continue to negotiate with the ILECs, seeking long-term arrangements that would provide us with the necessary access to a customer’s premises as well as switching capabilities, we may not be successful. Further, we may not be able to pass along any related cost increases to our customers, resulting in reduced margins in this business. We have temporarily suspended the marketing and advertising of our bundled service to new customers in the United States and may have to discontinue such marketing and advertising on a permanent basis, as it might become uneconomical to do so.

Direct cost of revenues for Wholesale Telecommunications Services increased 0.4%, from $116.7 million in the three months ended January 31, 2004 to $117.1 million in the three months ended January 31, 2005. The increase is due to the growth in wholesale carrier minutes. As a percentage of Wholesale Telecommunications Services revenues, direct costs increased from 88.7% in the three months ended January 31, 2004 to 90.6% in the three months ended January 31, 2005, as our average revenue-per-minute decreased at a faster rate than our per minute costs for terminating traffic.

Selling, General and Administrative. Selling, general and administrative expenses increased 45.8%, from $67.2 million in the three months ended January 31, 2004 to $98.0 million in the three months ended January 31, 2005. This increase included approximately $8.7 million in non-recurring legal expenses, relating to pending litigation settlements. Absent these expenses, IDT Telecom’s selling, general and administrative expenses for the quarter would have amounted to $89.3 million, 32.8% higher than in the year ago period. The increase is due to several factors, including sharply higher sales and marketing expenses resulting from the growth of our consumer phone services business in both the United States and the United Kingdom, increased headcount to support the growth of these consumer phone services business and our ongoing geographic expansion, and our investments in the development of new businesses, in both the United States and abroad. The majority of the headcount increase has taken place outside the United States, particularly in Western Europe, Russia, Asia, and Latin America. We anticipate continued headcount increases over the second half of fiscal 2005, throughout our international areas of operation, although at a much slower pace than we have witnessed over the past few quarters. These new businesses, which have not yet contributed materially to our revenues, include both telecom and non-telecom products and services marketed to our existing retail and wholesale customer bases. As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses increased from 14.6% in the three months ended January 31, 2004, to 18.1% in the three months ended January 31, 2005, as selling, general and administrative expenses increased at a faster rate than did our revenues.

Depreciation and Amortization. Depreciation and amortization expense increased 25.9%, from $16.3 million in the three months ended January 31, 2004 to $20.5 million in the three months ended January 31, 2005, primarily as a result of a higher fixed asset base, arising from expenditures we made designed to expand both the overall capacity and geographic footprint of our telecommunications network. As a percentage of IDT Telecom’s total revenues, depreciation and amortization expense increased from 3.5% in the three months ended January 31, 2004 to 3.8% in the three months ended January 31, 2005, as depreciation and amortization increased at a faster rate than did our revenues.

Non-cash Compensation. Non-cash compensation was $1.3 million in the three months ended January 31, 2004 compared to $2.5 million in the three months ended January 31, 2005, and related primarily to the amortization of deferred compensation from restricted stock grants and to charges for stock options granted to outside consultants for past services.

Income from Operations. Income from operations decreased from $21.4 million in the three months ended January 31, 2004 to $13.1 million in the three months ended January 31, 2005. The decrease resulted primarily from higher selling, general and administrative expenses as a result of the non-recurring legal expenses and the continuing expansion of our business discussed above, partly offset by the increase in gross profits.

IDT Entertainment Segment

On December 1, 2003, we consummated the acquisition of a controlling interest in Mainframe Entertainment, a creator of computer generated animation for TV and direct-to-video/DVD products. On

December 11, 2003, we consummated the acquisition of Anchor Bay, an independent video label that licenses films and other programming for home entertainment distribution. On March 29, 2004, we consummated the acquisition of DKP Effects, a producer of three-dimensional animation and special effects. On June 9, 2004, we consummated the acquisition of Manga Entertainment, a film company specializing in the production, distribution and worldwide marketing of Japanese animation, or anime, for home video/DVD releases, theatrical, and television broadcast. Mainframe, Anchor Bay, DKP Effects, and Manga Entertainment are included in our results of operations from their respective dates of acquisition.

Revenues. Revenues increased 77.3%, from $23.2 million in the three months ended January 31, 2004 to $41.1 million in the three months ended January 31, 2005. The increase is primarily due to the inclusion of revenues, for a full quarter, from Mainframe, which represented $3.0 million of the increase, Anchor Bay, which represented $8.9 million of the increase, DKP Effects, which represented $2.6 million of the increase, and Manga Entertainment, which represented $5.4 million of the increase. We anticipate revenues to be higher in fiscal 2005 compared to fiscal 2004, as revenues from the fiscal 2004 acquisitions will be included for a full fiscal year during fiscal 2005. We continue to expect fiscal 2005 revenues approaching $200 million for IDT Entertainment.

Direct Cost of Revenues. Direct cost of revenues increased 56.4%, from $16.0 million in the three months ended January 31, 2004 to $25.0 million in the three months ended January 31, 2005. The increase is primarily due to the inclusion of cost of revenues, for a full quarter, from Mainframe, which represented $2.0 million of the increase, Anchor Bay, which represented $3.2 million of the increase, DKP Effects, which represented $2.3 million of the increase, and Manga Entertainment, which represented $3.1 million of the increase. Direct cost of revenues consist primarily of production labor costs incurred on contract production work by Film Roman, Mainframe and DKP Effects, and of direct product costs incurred by Anchor Bay and Manga Entertainment, including the manufacturing and distribution costs of videos and DVDs and royalty expenses. As a percentage of IDT Entertainment’s revenues, direct cost of revenues decreased from 69.1% in the three months ended January 31, 2004 to 60.9% in the three months ended January 31, 2005, largely as a result of the inclusion and growth of our license and video distribution business, consisting of Anchor Bay and Manga Entertainment, which has significantly higher margins than our contract production work business.

Selling, General and Administrative. Selling, general and administrative expenses increased 58.0%, from $6.7 million in the three months ended January 31, 2004 to $10.6 million in the three months ended January 31, 2005. The increase is primarily due to the inclusion of selling, general and administrative expenses, for a full quarter, from Mainframe, Anchor Bay, DKP Effects and Manga Entertainment. Selling, general and administrative expenses consist primarily of compensation costs, as well as advertising and promotion costs of our license and video distribution business. As a percentage of IDT Entertainment’s revenues, selling, general and administrative expenses decreased from 28.8% in the three months ended January 31, 2004 to 25.7% in the three months ended January 31, 2005, as revenues grew at a faster rate than did selling, general and administrative expenses.

Depreciation and Amortization. Depreciation and amortization expense increased from $1.4 million in the three months ended January 31, 2004 to $3.3 million in the three months ended January 31, 2005. The increase is primarily due to the inclusion of amortization expense relating to the intangible assets and film library assets recorded as a result of our fiscal 2004 acquisitions. As a percentage of IDT Entertainment’s revenues, depreciation and amortization expense increased from 6.0% in the three months ended January 31, 2004 to 8.1% in the three months ended January 31, 2005.

Non-cash Compensation Non-cash compensation was $0.1 million in the three months ended January 31, 2004 compared to $0.2 million in the three months ended January 31, 2005, and related to the amortization of deferred compensation from restricted stock grants.

Income (Loss) from Operations. Income from operations in the three months ended January 31, 2005 was $2.0 million, compared to a loss from operations of $1.0 million in the three months ended January 31, 2004. The improvement in income from operations is largely due to the inclusion and growth of our licensing and video distribution business.

Voice over IP Segment

On March 9, 2005, Net2Phone issued a press release containing its preliminary results for the second quarter of fiscal 2005 ended January 31, 2005. These preliminary results are subject to change pending final resolution of certain issues, because Net2Phone recently identified deficiencies in its internal financial controls, two of which may impact the financial results for the second quarter of fiscal 2005.

Revenues. Revenues are derived from per-minute charges to Net2Phone’s customers, primarily on a prepaid basis, and the sale of VoIP equipment and services to consumers, resellers, other carriers and cable operators. Revenues decreased 2.5%, from $18.6 million in the three months ended January 31, 2004 to $18.1 million in the three months ended January 31, 2005. This decrease was primarily a result of Net2Phone’s exit from the disposable calling card business during fiscal 2004. Net2Phone has been focusing on more strategic, higher-margin services, such as enterprise solutions, rechargeable calling card and prefix dialing services, and cable and other broadband telephony services.

Direct Cost of Revenues. Direct cost of revenues decreased 4.7%, from $10.0 million in the three months ended January 31, 2004 to $9.5 million in the three months ended January 31, 2005. As a percentage of total Voice over IP revenues, direct costs decreased from 53.8% in the three months ended January 31, 2004 to 52.6% in the three months ended January 31, 2005. The decrease was due primarily to a shift in mix, towards higher margin products and services during the second quarter of fiscal 2005.

Selling, General and Administrative. Selling, general and administrative expenses increased 16.0%, from $11.6 million in the three months ended January 31, 2004 to $13.4 million in the three months ended January 31, 2005. As a percentage of total Voice over IP revenues, selling, general and administrative expenses increased from 62.3% in the three months ended January 31, 2004 to 74.1% in the three months ended January 31, 2005. The increase, both in absolute dollar terms and as a percentage of revenues, is due primarily to increased costs associated with Net2Phone’s cable telephony business. Net2Phone expects to incur significant selling, general and administrative expenses as it continues to grow its cable telephony business.

Depreciation and Amortization. Depreciation and amortization expense decreased 20.6%, from $2.7 million in the three months ended January 31, 2004 to $2.1 million in the three months ended January 31, 2005. As a percentage of total Voice over IP revenues, depreciation and amortization expense decreased from 14.3% in the three months ended January 31, 2004 to 11.7% in the three months ended January 31, 2005.

Non-cash Compensation. Non-cash compensation decreased from $2.2 million in the three months ended January 31, 2004 to $1.0 million in the three months ended January 31, 2005. For the second quarter of fiscal 2005, non-cash compensation primarily related to Net2Phone’s stock-based incentive compensation program. For the second quarter of fiscal 2004, non-cash compensation primarily related to the effects of variable accounting on repriced stock options granted by Net2Phone.

Restructuring and Impairment Charges. Restructuring and impairment charges were $0.8 million in the three months ended January 31, 2004 compared to $0.7 million in the three months ended January 31, 2005. The charges related primarily to contract termination costs and employee separation costs.

Loss from Operations. Loss from operations was $8.6 million in the three months ended January 31, 2004 compared to $8.7 million in the three months ended January 31, 2005.

IDT Solutions Segment

Revenues. Revenues declined 92.5%, from $19.4 million in the three months ended January 31, 2004 to $1.5 million in the three months ended January 31, 2005. In May 2004, we announced the reorganization of IDT Solutions, including the exit from its CLEC business, by ending the provision of retail switched communications services. As of November 1, 2004, all of IDT Solutions’ commercial customers have found replacement services and are no longer on the Winstar network. IDT Solutions currently provides communication services only to select governmental customers in 14 markets.

Direct Cost of Revenues. Direct cost of revenues decreased 77.6%, from $15.7 million in the three months ended January 31, 2004 to $3.5 million in the three months ended January 31, 2005, as a result of the division’s exit from its CLEC business. As a percentage of IDT Solutions’ revenues, direct costs increased from 80.9% in the three months ended January 31, 2004 to 242.5% in the three months ended January 31, 2005, as revenues decreased at a faster rate than did cost of revenues, since in order to avoid disruption of services during the winding down process, our ability to reduce the fixed costs and footprint of the Winstar network was dependent and had to trail our rate of customer discontinuations.

Selling, General and Administrative. Selling, general and administrative expenses decreased 74.4%, from $15.1 million in the three months ended January 31, 2004 to $3.9 million in the three months ended January 31, 2005, as a result of the division’s exit from its CLEC business. As a percentage of IDT Solutions’ revenues, selling, general and administrative expenses increased from 77.8% in the three months ended January 31, 2004 to 266.5% in the three months ended January 31, 2005, as revenues decreased at a faster rate than did selling, general and administrative expenses, since in order to avoid disruption of services during the winding down process, our ability to reduce headcount and other costs was dependent and had to trail our rate of customer discontinuation. The main component of selling, general and administrative expenses for the three months ended January 31, 2004 and 2005 was employee compensation and benefits, accounting for $10.9 million and $2.6 million, or about 72.2% and 66.7%, respectively, of total selling, general and administrative expenses.

Depreciation and Amortization. Depreciation and amortization expense decreased 78.1%, from $3.9 million in the three months ended January 31, 2004 to $0.9 million in the three months ended January 31, 2005, reflecting a significantly lower fixed asset base during the second quarter of fiscal 2005, as a result of impairment charges recorded during the second half of fiscal 2004. As a percentage of IDT Solutions’ revenues, depreciation and amortization increased from 20.1% in the three months ended January 31, 2004 to 58.9% in the three months ended January 31, 2005, as revenues decreased at a faster rate than did depreciation and amortization.

Non-cash Compensation. Non-cash compensation charges were $0.1 million in both the three months ended January 31, 2005 and 2004, and related to the amortization of deferred compensation from restricted stock grants.

Restructuring and Impairment Charges. Restructuring and impairment charges were $8.1 million in the three months ended January 31, 2005. No such charges were recorded during the three months ended January 31, 2004.

Restructuring and impairment charges consist of the following (in thousands):

	Three Months Ended January 31,
	2005	2004
Workforce reductions	$4	$—
Real estate network and connectivity reductions	7,562	—
Other	504	—

Total	$8,070	$—

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

During fiscal 2004 and throughout the first half of fiscal 2005, IDT Solutions did not meet the criteria to report its exit from the retail switched communications services business as a discontinued operation, since it continued to generate revenues from the business and to be continuously involved in the business during the winding down process.

As we continue to restructure IDT Solutions, we will be required to maintain minimum service level commitments to customers. Failure to maintain adequate network infrastructure and or support services could result in additional costs and liabilities to us pursuant to our agreements with these customers.

Workforce reductions

In connection with the May 2004 restructuring, IDT Solutions has reduced its workforce to approximately 57 employees as of January 31, 2005.

Real estate network and connectivity reductions

As part of the May 2004 restructuring, we terminated leases and related connectivity on approximately 2,110 buildings on IDT Solutions’ network. As of January 31, 2005, approximately 90 buildings remained on IDT Solutions’ network. During the three months ended January 31, 2005, we recorded real estate network reduction charges of $0.8 million and connectivity reduction charges of $6.8 million.

Although we do not anticipate any additional connectivity reduction restructuring charges going forward, we do expect to incur additional costs relating to the early termination of real estate network leases. However, as of January 31, 2005, we had not yet negotiated the early termination on the majority of such leases. In addition, during fiscal 2004, we stopped paying rent on many of IDT Solutions’ real estate leases due to the ongoing New York and New Jersey BOMA litigations, as described in our Annual Report on Form 10-K for the year ended July 31, 2004, but continue to accrue for such amounts. On January 25, 2005, the New York BOMA litigation filed in the United States District Court, Southern District of New York, was dismissed. On or about February 18, 2005, we filed a notice of appeal to the United States Court of Appeals for the Second Circuit. Pending the ultimate outcome of the remaining New Jersey BOMA litigation and our appeal related to the New York BOMA litigation, we may not be required to pay all or any amounts due under such lease agreements.

Loss from Operations. Loss from operations in the three months ended January 31, 2004 was $15.4 million, compared to $14.9 million in the three months ended January 31, 2005. The decrease in loss from operations is due to the winding down of the division’s operations.

Corporate

Corporate costs include certain services, such as corporate executive compensation, treasury and accounting services, public and investor relations, corporate insurance, corporate litigation, corporate governance, and other business development and general corporate expenses, as well as depreciation expense on corporate assets. Such corporate services are shared generally by our operating business segments, and are not allocable to any specific segment. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

Selling, General and Administrative. General and administrative expenses increased from $9.3 million in the three months ended January 31, 2004 to $10.8 million in the three months ended January 31, 2005. The increase is primarily the result of higher business development costs and professional fees, as well as an increase in costs relating to planning and implementing Sarbanes-Oxley requirements. As a percentage of our total consolidated revenues, general and administrative expenses remained unchanged at 1.8% in the three months ended January 31, 2004 and 2005.

Depreciation and Amortization. Depreciation expense was $0.4 million in the three months ended January 31, 2004 compared to $0.6 million in the three months ended January 31, 2005.

Non-cash Compensation. Non-cash compensation was $1.2 million in both the three months ended January 31, 2004 and 2005, and was primarily related to the amortization of deferred compensation from restricted stock grants, and to restricted stock and stock options granted to outside consultants for past services.

Loss from Operations. Loss from operations increased from $10.8 million in the three months ended January 31, 2004 to $12.6 million in the three months ended January 31, 2005, primarily as a result of the higher general and administrative expenses discussed above.

Six Months Ended January 31, 2005 Compared to Six Months Ended January 31, 2004

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, certain items, such as interest income and expense, other income and expense, minority interests, and provision for income taxes are properly not reflected in the operating business segments discussions, but are only reflected in our Consolidated discussion.

Consolidated

Revenues. Revenues increased 19.1%, from $1,040.0 million in the six months ended January 31, 2004 to $1,238.6 million in the six months ended January 31, 2005. The increase is mainly due to an 18.1% increase in IDT Telecom revenues and the inclusion of revenues from companies acquired by IDT Entertainment in fiscal 2004, partially offset by a decrease in IDT Solutions revenues. The growth in IDT Telecom revenues primarily resulted from the growth in consumer phone services and calling cards. IDT Telecom grew minutes of use by 20.6% (excluding minutes related to our consumer phone services business, which are not carried over our own network), from 9.655 billion in the six months ended January 31, 2004 to 11.646 billion in the six months ended January 31, 2005, which outweighed the effect of a decline in the average revenue per-minute.

Direct Cost of Revenues. Direct cost of revenues increased 16.1%, from $790.3 million in the six months ended January 31, 2004 to $917.5 million in the six months ended January 31, 2005. The increase is due primarily to the growth in our telecommunications minutes of use and the inclusion of cost of revenues from companies acquired by IDT Entertainment in fiscal 2004, partially offset by a decrease in IDT Solutions cost of revenues. As a percentage of total revenues, direct costs decreased from 76.0% in the six months ended January 31, 2004 to 74.1% in the six months ended January 31, 2005. This decrease in direct costs as a percentage of total revenues is due to a shift in the consolidated revenue mix toward higher margin revenues, as well as improved margins at both IDT Telecom and IDT Entertainment.

Selling, General and Administrative. Selling, general and administrative expenses increased 27.4%, from $222.6 million in the six months ended January 31, 2004 to $283.6 million in the six months ended January 31, 2005. This increase included approximately $8.7 million in non-recurring legal expenses, due to the settlement of pending litigation. Absent these expenses, selling, general and administrative expenses for the six months would have amounted to $274.9 million, 23.5% higher than in the year ago period. The increase is primarily due to the growth of our consumer phone services business in both the United States and the United Kingdom, ongoing geographic expansion, investments in the development of new businesses and services in both the United States and abroad, the inclusion of selling, general and administrative expenses from companies acquired by IDT Entertainment in fiscal 2004, and the increase in costs to support the expanded operations of IDT Entertainment, partially offset by a decrease in selling, general and administrative expenses at IDT Solutions. As a percentage of total revenues, selling, general and administrative expenses increased from 21.4% in the six months ended January 31, 2004 to 22.9% in the six months ended January 31, 2005, as selling, general and administrative expenses grew at a faster rate than did revenues.

Depreciation and Amortization. Depreciation and amortization expense increased 9.8%, from $48.0 million in the six months ended January 31, 2004 to $52.7 million in the six months ended January 31, 2005. The increase is primarily due to our higher fixed asset base during fiscal 2005, reflecting the expansion of our telecommunications network infrastructure and facilities, and the inclusion of depreciation and amortization from companies acquired by IDT Entertainment in fiscal 2004, partially offset by a decrease in depreciation and amortization expense at IDT Solutions. As a percentage of revenues, depreciation and amortization expense decreased from 4.6% in the six months ended January 31, 2004 to 4.3% in the six months ended January 31, 2005, as revenues grew at a faster rate than did depreciation and amortization.

Non-cash Compensation. Non-cash compensation charges increased from $8.6 million in the six months ended January 31, 2004 to $9.9 million in the six months ended January 31, 2005. Refer to the respective segment sections for a full discussion.

Restructuring and Impairment Charges. Restructuring and impairment charges increased from $5.2 million in the six months ended January 31, 2004 to $11.4 million in the six months ended January 31, 2005. Refer to the respective section of the IDT Solutions and Voice over IP segments for a full discussion.

Loss from Operations. Loss from operations increased from $34.6 million in the six months ended January 31, 2004 to $36.5 million in the six months ended January 31, 2005. The year-over-year increase in operating loss is primarily due to decreased income from operations at IDT Telecom, which included $8.7 million of pending litigation settlements as discussed above, partially offset by increased income from operations at IDT Entertainment and a decrease in the loss from operations at IDT Solutions.

Interest. Net interest income decreased from $11.4 million in the six months ended January 31, 2004 to $10.9 million in the six months ended January 31, 2005. The decrease is due primarily to a smaller interest bearing cash and marketable securities portfolio balance in the first half of fiscal 2005 compared to the first half of fiscal 2004.

Other Income. Other income was $47.9 million in the six months ended January 31, 2004, compared to $7.1 million in the six months ended January 31, 2005. Other income for the six months ended January 31, 2005 consisted mostly of net realized gains from the sale of marketable securities and investments.

Included in other income for the six months ended January 31, 2004 was a $9.4 million gain on the sale of subsidiary stock resulting from Net2Phone’s common stock offering in November 2003, a $21.6 million gain in connection with receipt of proceeds from Telefonica International S.A. resulting from an arbitration award, a $2.7 million reversal of previously recorded charges related to an obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T, a $12.2 million non-cash and non-recurring gain recorded by Net2Phone on the buyout and settlement of minority owners of its ADIR subsidiary, and $2.0 million in net realized gains from the sale of marketable securities and investments.

Minority Interests. Minority interest expense decreased from $12.6 million in the six months ended January 31, 2004 to $3.5 million in the six months ended January 31, 2005. Minority interests arise mostly from our 51% equity ownership in Union Telecard Alliance and our equity ownership of approximately 20.4% and 15.0% of Net2Phone during the first six months ended January 31, 2004 and 2005, respectively. The year-over-year decrease in minority interest expense is due primarily to the $11.9 million increase in net loss that Net2Phone preliminary reported in the six months ended January 31, 2005, as compared to the six months ended January 31, 2004.

Income Taxes. Income tax expense was $7.7 million in the six months ended January 31, 2004, compared to income tax expense of $7.5 million in the six months ended January 31, 2005. Income tax expense results primarily from the income generated from our foreign subsidiaries.

Net Income (Loss). Our consolidated net income (loss) decreased from an income of $4.5 million in the six months ended January 31, 2004 to a net loss of $29.5 million in the six months ended January 31, 2005. The shift from net income to net loss is due primarily from decreased income from operations at IDT Telecom, which included $8.7 million in non-recurring legal expenses due to the pending litigation settlements, and from the significantly higher other income generated in the six months ended January 31, 2004, as discussed above, partially offset by increased income from operations at IDT Entertainment and a decrease in the loss from operations at IDT Solutions, and by a decrease in minority interest expense.

IDT Telecom—Retail Telecommunications Services and Wholesale Telecommunications Services Segments

Revenues. IDT Telecom revenues increased 18.1%, from $915.5 million in the six months ended January 31, 2004 to $1,081.2 million in the six months ended January 31, 2005. Revenues increased primarily as a result of the growth in both consumer phone services and calling cards. We grew minutes of use by 20.6% (excluding minutes related to our consumer phone services business, which are not carried over our own network), from 9.655 billion in the six months ended January 31, 2004 to 11.646 billion in the six months ended January 31, 2005. The growth in minutes of use occurred both in our Retail Telecommunications Services and Wholesale Telecommunications Services segments, with most of the year-over-year gain due to growth within our calling card businesses in both the U.S. and Europe. Minutes of use grew at a faster rate than did revenues, reflecting an 11.0% decline in average revenue-per-minute, from $0.0843 during the six months ended January 31, 2004 to $0.0751 during the six months ended January 31, 2005. The decrease in average revenue-per-minute is due primarily to continued competition in both retail and wholesale markets.

Revenues from Retail Telecommunications Services increased $164.3 million, or 25.0%, from $658.4 million in the six months ended January 31, 2004 to $822.7 million in the six months ended January 31, 2005. This growth reflects a $69.8 million increase in sales of calling cards and a $94.5 million increase in consumer phone services revenues. As a percentage of IDT Telecom’s overall revenues, Retail Telecommunications Services revenues increased from 71.9% in the six months ended January 31, 2004 to 76.1% in the six months ended January 31, 2005, as revenues from our retail businesses grew at a faster rate than did our wholesale business. Calling card sales increased 12.1%, from $577.4 million in the six months ended January 31, 2004 to $647.2 million in the six months ended January 31, 2005, as a result of the introduction of several new, aggressively priced calling cards in the U.S. during the second half of fiscal 2004, as well as growth in European calling card sales during the second quarter of fiscal 2005. As fiscal 2005 began, we shifted our focus from market share gains to improving margins in our major U.S. markets, and as price increases were implemented on several cards, we witnessed improved margins in both our first and second quarters of the fiscal year. Also, in the second quarter of fiscal 2005, our European calling card business recorded solid revenue gains, while gross margins recovered from the declines experienced over the past two quarters.

Calling card sales as a percentage of Retail Telecommunications Services revenues decreased to 78.7% in the six months ended January 31, 2005 from 87.7% in the six months ended January 31, 2004, as revenues from consumer phone services grew at a faster rate than did revenues from calling card sales. Revenues from consumer phone services, in which we act as a switchless reseller of another company’s network, increased 116.6%, from $81.0 million in the six months ended January 31, 2004 to $175.5 million in the six months ended January 31, 2005. The increase is primarily due to the growth in our customer base for America Unlimited, the IDT calling plan which features unlimited local and long distance calling within the United States for a fixed monthly rate, and to our Toucan consumer phone product in the United Kingdom. The customer base for America Unlimited was approximately 296,000 as of January 31, 2005. In addition, we had approximately 362,000 long distance-only customers at January 31, 2005. During the second half of the second quarter of fiscal 2005, we scaled back our customer acquisition efforts for our bundled service offering, due to the FCC’s December 15, 2004 ruling relating to UNE-P.

In the United Kingdom, we continue to build the customer base of our Toucan consumer phone service and as of January 31, 2005, we had approximately 114,000 active customers. During the second quarter of fiscal 2005, we added other services to our Toucan offering, including Internet access, and we have recently signed an agreement with T-Mobile, which will allow us to offer Toucan-branded cellular services to our customer base.

Consumer phone services gross margins for the first half of fiscal 2005 were 50.6%, compared to margins of 51.3% in the second half of fiscal 2004.

Revenues generated by our wholly-owned subsidiary Corbina Telecom in the six months ended January 31, 2005 were $31.1 million, an increase of 57.5% from $19.7 million in the six months ended January 31, 2004. Corbina represented 2.9% and 2.2% of IDT Telecom’s total revenues in the six months ended January 31, 2005 and 2004, respectively.

Wholesale Telecommunications Services revenues increased $1.4 million, or 0.5%, from $257.1 million in the six months ended January 31, 2004 to $258.4 million in the six months ended January 31, 2005. In comparing results for the six months ended January 31, 2005 with those of the prior year, increased minutes volumes were largely offset by lower per-minute price realizations. Wholesale Telecom gross margins were 9.8% in the first half of fiscal 2005, down from 11.1% in the first half of fiscal 2004. The reduction in margins was the result of the decline in per-minute price realizations, which reflect continued competitive pressures in all regions of operation. During the second quarter of fiscal 2005, IDT Telecom increased its number of carrier interconnects, particularly in emerging markets, such as Latin America, Asia and Africa. In addition, we continued to invest in our network in order to allow us to increasingly offer Internet Protocol (IP) interconnects, thereby providing a much-desired, value-added service to potential customers. As a percentage of IDT Telecom’s total revenues, Wholesale Telecommunications Services revenues decreased from 28.1% in the six months ended January 31, 2004 to 23.9% in the six months ended January 31, 2005, as a result of the significant growth in our retail businesses.

Direct Cost of Revenues. Direct cost of revenues increased 14.9%, from $710.0 million in the six months ended January 31, 2004 to $816.1 million in the six months ended January 31, 2005, due primarily to the growth in our telecommunications minutes of use. As a percentage of IDT Telecom’s total revenues, direct costs decreased from 77.6% in the six months ended January 31, 2004 to 75.5% in the six months ended January 31, 2005, due to the shift in product mix towards higher margin retail revenues. Our average termination cost-per-minute declined 11.9% to $0.0635 in the six months ended January 31, 2005, from $0.0721 in the six months ended January 31, 2004.

Direct cost of revenues for Retail Telecommunications Services increased $101.5 million, or 21.1%, from $481.5 million in the six months ended January 31, 2004 to $583.0 million in the six months ended January 31, 2005. This increase reflects a $54.3 million increase in direct costs for our calling card business and a $47.2 million increase in direct costs for our consumer phone services business. As a percentage of Retail Telecommunications Services revenues, direct costs decreased from 73.1% in the six months ended January 31, 2004 to 70.9% in the six months ended January 31, 2005, due to the shift in product mix towards higher margin consumer phone services.

Direct cost of revenues for consumer phone services increased 119.6%, from $39.5 million in the six months ended January 31, 2004 to $86.7 million in the six months ended January 31, 2005. The increase is due to the significant growth in consumer phone services revenues. As a percentage of consumer phone services revenues, direct costs increased from 48.7% in the six months ended January 31, 2004, to 49.4% in the six months ended January 31, 2005, reflecting the significant shift in our consumer phone services customer base towards the America Unlimited bundled product, which generates lower margins on a percentage basis but higher absolute gross profit dollars than our historical long-distance only customers.

Direct cost of revenues for Wholesale Telecommunications Services increased 2.0%, from $228.5 million in the six months ended January 31, 2004 to $233.1 million in the six months ended January 31, 2005. The increase is due to the growth in wholesale carrier minutes. As a percentage of Wholesale Telecommunications Services revenues, direct costs increased from 88.9% in the six months ended January 31, 2004 to 90.2% in the six months ended January 31, 2005, as our average revenue-per-minute decreased at a faster rate than our per minute costs for terminating traffic.

Selling, General and Administrative. Selling, general and administrative expenses increased 50.2%, from $128.8 million in the six months ended January 31, 2004 to $193.5 million in the six months ended January 31, 2005. This increase included approximately $8.7 million in non-recurring legal expenses, relating to pending litigation settlements. Absent these expenses, IDT Telecom’s selling, general and administrative expenses for the six months would have amounted to $184.8 million, 43.5% higher than in the year ago period. The increase is due to several factors, including sharply higher sales and marketing expenses resulting from the growth of our consumer phone services business in both the United States and the United Kingdom, increased headcount to support our ongoing geographic expansion, the growth of our consumer phone services business and our investments in the development of new businesses, in both the United States and abroad. The majority of the headcount increase has taken place outside the United States, particularly in Western Europe, Russia, Asia, and Latin America. These new businesses, which have not yet contributed materially to our revenues, include both telecom and non-telecom products and services marketed to our existing retail and wholesale customer bases. As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses increased from 14.1% in the six months ended January 31, 2004, to 17.9% in the six months ended January 31, 2005, as selling, general and administrative expenses increased at a faster rate than did our revenues.

Depreciation and Amortization. Depreciation and amortization expense increased 20.5%, from $31.6 million in the six months ended January 31, 2004 to $38.1 million in the six months ended January 31, 2005, primarily as a result of a higher fixed asset base, arising from expenditures we made designed to expand both the overall capacity and geographic footprint of our telecommunications network. As a percentage of IDT Telecom’s total revenues, depreciation and amortization expense was 3.5% in both of the six months ended January 31, 2004 and 2005.

Non-cash Compensation. Non-cash compensation was $1.4 million and $4.7 million in the six months ended January 31, 2004 and 2005, respectively, and related primarily to the amortization of deferred compensation from restricted stock grants and to charges for stock options granted to outside consultants for past services.

Income from Operations. Income from operations decreased from $43.7 million in the six months ended January 31, 2004 to $28.9 million in the six months ended January 31, 2005. The decrease resulted primarily from higher selling, general and administrative expenses relating to pending litigation settlements and the continuing expansion of our business discussed above, partly offset by the increase in gross profits.

IDT Entertainment Segment

On December 1, 2003, we consummated the acquisition of a controlling interest in Mainframe Entertainment, a creator of computer generated animation for TV and direct-to-video/DVD products. On December 11, 2003, we consummated the acquisition of Anchor Bay, an independent video label that licenses films and other programming for home entertainment distribution. On March 29, 2004, we consummated the acquisition of DKP Effects, a producer of three-dimensional animation and special effects. On June 9, 2004, we consummated the acquisition of Manga Entertainment, a film company specializing in the production, distribution and worldwide marketing of Japanese animation, or anime, for home video/DVD releases, theatrical, and television broadcast. Mainframe, Anchor Bay, DKP Effects, and Manga Entertainment are included in our results of operations from their respective dates of acquisition.

Revenues. Revenues increased 188.1%, from $35.2 million in the six months ended January 31, 2004 to $101.5 million in the six months ended January 31, 2005. The increase is primarily due to the inclusion, for a full six months, of revenues from Mainframe, which represented $7.2 million of the increase, Anchor Bay, which represented $40.0 million of the increase, DKP Effects, which represented $5.3 million of the increase, and Manga Entertainment, which represented $10.4 million of the increase. In addition, revenues in the first quarter of fiscal 2005 were particularly strong because we were initiating the transfer of certain of our fulfillment and logistical functions to Fox Home Entertainment, our new strategic outside service provider.

Direct Cost of Revenues. Direct cost of revenues increased 152.7%, from $26.6 million in the six months ended January 31, 2004 to $67.2 million in the six months ended January 31, 2005. The increase is primarily due to the inclusion, for a full six months, of cost of revenues from Mainframe, which represented $4.7 million of the increase, Anchor Bay, which represented $21.8 million of the increase, DKP Effects, which represented $4.1 million of the increase, and Manga Entertainment, which represented $5.9 million of the increase. Direct cost of revenues consist primarily of production labor costs incurred on contract production work by Film Roman, Mainframe and DKP Effects, and of direct product costs incurred by Anchor Bay and Manga Entertainment, including the manufacturing and distribution costs of videos and DVDs and royalty expenses. As a percentage of IDT Entertainment’s revenues, direct cost of revenues decreased from 75.5% in the six months ended January 31, 2004 to 66.2% in the six months ended January 31, 2005, largely as a result of the inclusion and growth of our license and video distribution business, consisting of Anchor Bay and Manga Entertainment, which has significantly higher margins than our contract production work business.

Selling, General and Administrative. Selling, general and administrative expenses increased 142.2%, from $8.7 million in the six months ended January 31, 2004 to $21.2 million in the six months ended January 31, 2005. The increase is primarily due to the inclusion of selling, general and administrative expenses from Mainframe, Anchor Bay, DKP Effects and Manga Entertainment. Selling, general and administrative expenses consist primarily of compensation costs, as well as advertising and promotion costs of our licensing and video distribution business. As a percentage of IDT Entertainment’s revenues, selling, general and administrative expenses decreased from 24.9% in the six months ended January 31, 2004 to 20.9% in the six months ended January 31, 2005, as revenues grew at a faster rate than did selling, general and administrative expenses.

Depreciation and Amortization. Depreciation and amortization expense increased from $1.5 million in the six months ended January 31, 2004 to $6.0 million in the six months ended January 31, 2005. The increase is primarily due to the inclusion of amortization expense relating to the intangible assets and film library assets recorded as a result of our fiscal 2004 acquisitions. As a percentage of IDT Entertainment’s revenues, depreciation and amortization expense increased from 4.2% in the six months ended January 31, 2004 to 5.9% in the six months ended January 31, 2005.

Non-cash Compensation Non-cash compensation was $0.1 million and $0.4 million in the six months ended January 31, 2004 and 2005, respectively, and related to the amortization of deferred compensation from restricted stock grants.

Income (Loss) from Operations. Income from operations in the six months ended January 31, 2005 was $6.5 million, compared to a loss from operations of $1.8 million in the six months ended January 31, 2004. The improvement in income from operations is largely due to the inclusion and growth of our license and video distribution business.

Voice over IP Segment

On March 9, 2005, Net2Phone issued a press release containing its preliminary results for the second quarter of fiscal 2005 ended January 31, 2005. These preliminary results are subject to change pending final resolution of certain issues, because Net2Phone recently identified deficiencies in its internal financial controls, two of which may impact the financial results for the second quarter of fiscal 2005.

Revenues. Revenues are derived from per-minute charges to Net2Phone’s customers, primarily on a prepaid basis, and the sale of VoIP equipment and services to consumers, resellers, other carriers and cable operators. Revenues decreased 3.7%, from $37.6 million in the six months ended January 31, 2004 to $36.2 million in the six months ended January 31, 2005. This decrease was primarily a result of Net2Phone’s exit from the disposable calling card business during fiscal 2004. Net2Phone has been focusing on more strategic, higher-margin services, such as enterprise solutions, rechargeable calling card and prefix dialing services, and cable and other broadband telephony services.

Direct Cost of Revenues. Direct cost of revenues decreased 2.7%, from $19.5 million in the six months ended January 31, 2004 to $19.1 million in the six months ended January 31, 2005. As a percentage of total Voice over IP revenues, direct costs increased from 52.0% in the six months ended January 31, 2004 to 52.6% in the six months ended January 31, 2005.

Selling, General and Administrative. Selling, general and administrative expenses increased 9.4%, from $24.1 million in the six months ended January 31, 2004 to $26.4 million in the six months ended January 31, 2005. As a percentage of total Voice over IP revenues, selling, general and administrative expenses increased from 64.2% in the six months ended January 31, 2004 to 72.9% in the six months ended January 31, 2005. The increase, both in absolute dollar terms and as a percentage of revenues, is due primarily to increased costs associated with Net2Phone’s cable telephony business.

Depreciation and Amortization. Depreciation and amortization expense decreased 22.2%, from $5.1 million in the six months ended January 31, 2004 to $4.0 million in the six months ended January 31, 2005. As a percentage of total Voice over IP revenues, depreciation and amortization expense decreased from 13.7% in the six months ended January 31, 2004 to 11.1% in the six months ended January 31, 2005.

Non-cash Compensation. Non-cash compensation decreased from $4.0 million in the six months ended January 31, 2004 to $1.7 million in the six months ended January 31, 2005. For the first half of fiscal 2005, non-cash compensation primarily related to Net2Phone’s stock-based incentive compensation program. For the first half of fiscal 2004, non-cash compensation primarily related to the effects of variable accounting on repriced stock options granted by Net2Phone.

Restructuring and Impairment Charges. Restructuring and impairment charges were $1.0 million in the six months ended January 31, 2004 compared to $1.6 million in the six months ended January 31, 2005. The charges related primarily to contract termination costs and employee separation costs.

Loss from Operations. Loss from operations was $16.2 million in the six months ended January 31, 2004 compared to $16.5 million in the six months ended January 31, 2005.

IDT Solutions Segment

Revenues. Revenues declined 85.5%, from $40.7 million in the six months ended January 31, 2004 to $5.9 million in the six months ended January 31, 2005. In May 2004, we announced the reorganization of IDT Solutions, including the exit from its CLEC business, by ending the provision of retail switched communications services. As of November 1, 2004, all of IDT Solutions’ commercial customers have found replacement services and are no longer on the Winstar network. IDT Solutions currently provides communication services only to select governmental customers in 14 markets.

Direct Cost of Revenues. Direct cost of revenues decreased 70.8%, from $34.0 million in the six months ended January 31, 2004 to $9.9 million in the six months ended January 31, 2005, as a result of the division’s exit from its CLEC business. As a percentage of IDT Solutions’ revenues, direct costs increased from 83.6% in the six months ended January 31, 2004 to 168.8% in the six months ended January 31, 2005, as revenues decreased at a faster rate than did cost of revenues, since in order to avoid disruption of services during the winding down process, our ability to reduce the fixed costs and footprint of the Winstar network was dependent and had to trail our rate of customer discontinuations.

Selling, General and Administrative. Selling, general and administrative expenses decreased 71.9%, from $30.2 million in the six months ended January 31, 2004 to $8.5 million in the six months ended January 31, 2005, as a result of the division’s exit from its CLEC business. As a percentage of IDT Solutions’ revenues, selling, general and administrative expenses increased from 74.1% in the six months ended January 31, 2004 to 144.1% in the six months ended January 31, 2005, as revenues decreased at a faster rate than did selling, general and administrative expenses, since in order to avoid disruption of services during the winding down process, our ability to reduce headcount and other costs was dependent and had to trail our rate of customer discontinuations. The main component of selling, general and administrative expenses for the six months ended January 31, 2004 and 2005 was employee compensation and benefits, accounting for $21.7 million and $6.0 million, or about 71.9% and 70.6%, respectively, of total selling, general and administrative expenses.

Depreciation and Amortization. Depreciation and amortization expense decreased 77.9%, from $7.7 million in the six months ended January 31, 2004 to $1.7 million in the six months ended January 31, 2005, reflecting a significantly lower fixed asset base during the first half of fiscal 2005, as a result of impairment charges recorded during the second half of fiscal 2004. As a percentage of IDT Solutions’ revenues, depreciation and amortization increased from 18.9% in the six months ended January 31, 2004 to 29.0% in the six months ended January 31, 2005, as revenues decreased at a faster rate than did depreciation and amortization.

Non-cash Compensation. Non-cash compensation charges were $0.1 million in both the six months ended January 31, 2005 and 2004, and related to the amortization of deferred compensation from restricted stock grants.

Restructuring and Impairment Charges. Restructuring and impairment charges were $4.2 million in the six months ended January 31, 2004, compared to $9.8 million in the six months ended January 31, 2005.

Restructuring and impairment charges consist of the following (in thousands):

	Six Months Ended January 31,
	2005	2004
Workforce reductions	$4	$1,150
Real estate network and connectivity reductions	8,799	2,900
Other	1,024	125

Total	$9,827	$4,175

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

During fiscal 2004 and throughout the first half of fiscal 2005, IDT Solutions did not meet the criteria to report its exit from the retail switched communications services business as a discontinued operation, since it continued to generate revenues from the business and to be continuously involved in the business during the winding down process.

Workforce reductions

In connection with the first quarter of fiscal 2004 restructuring plan, IDT Solutions reduced its workforce during that quarter by 163 employees, to approximately 400 employees. As a result, during the three months ended October 31, 2004, we recorded severance related charges of $1.1 million.

In connection with the May 2004 restructuring, IDT Solutions has further reduced its workforce to approximately 57 employees as of January 31, 2005.

Real estate network and connectivity reductions

In connection with the first quarter of fiscal 2004 restructuring plan, which aimed to reduce IDT Solutions’ network of provision-ready buildings down from approximately 3,000 buildings to 2,200 buildings, we recorded during the six months ended January 31, 2004, real estate network reduction charges totaling $1.8 million and connectivity reduction charges totaling $1.1 million.

As part of the May 2004 restructuring, we further terminated leases and related connectivity on approximately 2,110 buildings on IDT Solutions’ network. As of January 31, 2005, approximately 90 buildings remained on IDT Solutions’ network. During the six months ended January 31, 2005, we recorded real estate network reduction charges of $0.9 million and connectivity reduction charges of $7.9 million.

Loss from Operations. Loss from operations in the six months ended January 31, 2004 was $35.5 million, compared to $24.2 million in the six months ended January 31, 2005. The decrease in loss from operations is due to the winding down of the division’s operations.

Corporate

Corporate costs include certain services, such as executive corporate compensation, corporate treasury and accounting services, public and investor relations, corporate insurance, corporate litigation, corporate governance, and other business development and general corporate expenses, as well as depreciation expense on corporate assets. Such corporate services are shared generally by our operating business segments, and are not allocable to any specific segment. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

Selling, General and Administrative. General and administrative expenses increased from $18.2 million in the six months ended January 31, 2004 to $21.1 million in the six months ended January 31, 2005. The increase is primarily the result of higher business development costs and professional fees, as well as an increase in costs relating to planning and implementing Sarbanes-Oxley requirements. As a percentage of our total consolidated revenues, general and administrative expenses remained unchanged at 1.7% in the six months ended January 31, 2004 and 2005.

Depreciation and Amortization. Depreciation expense was $0.8 million in the six months ended January 31, 2004 compared to $1.1 million in the six months ended January 31, 2005.

Non-cash Compensation. Non-cash compensation was $2.8 million in the six months ended January 31, 2004 compared to $2.7 million recorded during the six months ended January 31, 2005, and primarily related to amortization of deferred compensation from restricted stock grants, and to restricted stock and stock options granted to outside consultants for past services.

Loss from Operations. Loss from operations increased from $21.8 million in the six months ended January 31, 2004 to $24.8 million in the six months ended January 31, 2005, primarily as a result of the higher general and administrative expenses discussed above.

Liquidity and Capital Resources

General

Historically, we have satisfied our cash requirements through a combination of cash flow from operating activities, realized gains from the sales of marketable securities and investments, sales of equity securities including the exercise of stock options and sales under IDT’s employee stock purchase plan, and borrowings from third parties. Our cash requirements have also been satisfied through our existing cash, cash equivalents, marketable securities and investments balances.

As of January 31, 2005, we had cash and cash equivalents, marketable securities, and restricted cash and marketable securities of approximately $1,016.2 million, which includes $118.0 million held by Net2Phone, and working capital of approximately $747.9 million. We used $1.0 million of cash in operating activities during the six months ended January 31, 2005, compared to $45.5 million of cash that was provided by operating activities during the six months ended January 31, 2004. Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, especially trade accounts receivable and trade accounts payable.

We generated $41.8 million in cash from investing activities during the six months ended January 31, 2005 compared to $34.1 million in cash used during the six months ended January 31, 2004. During the six months ended January 31, 2005, we received $98.8 million in cash from the net sales and maturities of marketable securities, compared to $56.5 million of cash received from the net sales and maturities of marketable securities during the six months ended January 31, 2004. Our investments and acquisitions, net of cash acquired, were $11.7 million during the six months ended January 31, 2005, compared to $66.3 million during the six months ended January 31, 2004. In December 2003, we paid approximately $57.5 million, net of cash acquired, to purchase Anchor Bay. Our capital expenditures were $39.7 million in the six months ended January 31, 2005, compared to $39.6 million in the six months ended January 31, 2004, as we have continued to expand our international and domestic telecommunications network infrastructure and as Net2Phone has continued to build its infrastructure and deploy equipment related to existing and potential contract obligations with cable and broadband operators.

The future minimum payments of principal and interest on our capital lease obligations are $10.3 million, $22.7 million, $14.3 million, $7.5 million, and $1.5 million for the remainder of fiscal 2005, fiscal 2006, fiscal 2007, fiscal 2008, and fiscal 2009, respectively. We have made considerable expenditures designed to expand our global telecommunications network. We now operate a total of ten international gateway switches, broken down as follows: five in the United States, two in the United Kingdom and one each in Argentina, Peru and Hong Kong. Currently, we anticipate making further expenditures to bolster our network infrastructure in the United States and Europe and to expand our capacity in South America and Asia. We currently anticipate that total capital expenditures for fiscal 2005 will be in the $80 million to $90 million range and investments in proprietary film productions, film licenses and DVD mastering for the full fiscal 2005 will be in the $70 million to $80 million range. These estimates are contingent upon several factors, including, but not limited to, the specific timing of our site build-outs, market prices for telecommunications equipment and film licenses, the availability of such equipment in the distressed asset market, the availability of film licenses that meet our return on investment criteria, the specific timing of our network expansion projects and our proprietary film productions, the rate of new DVD title introductions, and Net2Phone’s build-out of its infrastructure and deployment of equipment related to existing and potential contract obligations with cable and broadband operators. We have generally adopted a strategy of investing in network expansion only as the need arises, as dictated by our telecommunications traffic volumes. Therefore, the timing of our network expansion, and the coincident purchases of property, plant and equipment, is highly dependent upon the timing and magnitude of the growth in our telecommunications minutes of use. We expect to fund our capital expenditures and DVD mastering investments with our operating cash flows and with our cash, cash equivalents and marketable securities balances. From time to time, we will also finance a portion of our capital expenditures through capital leases, with the cost of such financing the primary consideration in determining our financing activity. We also expect to fund all or part of our investments in proprietary film productions and film licenses with bank facilities entered into by IDT Entertainment or its subsidiaries that are developing or licensing the property. We do not anticipate that the lenders under such facilities will have recourse against IDT Corporation.

We used $25.4 million of cash in financing activities during the six months ended January 31, 2005 compared to $74.3 million in cash that was provided by financing activities during the six months ended January 31, 2004. We received $2.8 million in proceeds from the exercise of IDT stock options and Net2Phone stock options during the six months ended January 31, 2005 compared to $53.6 million received during the six months ended January 31, 2004. We repaid capital lease obligations of $13.4 million and $16.2 million during the six months ended January 31, 2005 and 2004, respectively. In addition, we distributed to the minority equity holders of our Union Telecard Alliance subsidiary and its consolidated partners $16.6 million and $13.8 million in cash during the six months ended January 31, 2005 and 2004, respectively.

The long distance telecommunications industry has been characterized by significant declines in both per-minute revenues and per-minute costs. During the six months ended January 31, 2005, IDT Telecom’s average revenue-per-minute was $0.0751, down 11.0% from $0.0843 for the six months ended January 31, 2004. IDT Telecom’s average termination cost per-minute dropped approximately 11.9%, to $0.0635 in the six months ended January 31, 2005, from $0.0721 in the six months ended January 31, 2004. In the past, and over time, we believe that these factors tend to offset each other, with prices and costs moving in the same general direction. However, over a shorter term, such as one quarter or one year, the drop in pricing could outpace the drop in costs, or vice versa. In addition, due to continued pricing pressure in most of the retail and wholesale markets in which we compete, we might be compelled to pass along most or all of our per-minute cost savings to our customers in the form of lower rates. We might also be unable, in the event that some of our per-minute costs rise, to immediately pass along the additional costs to our customers in the form of higher rates. Consequently, over any given period, gross margins could expand or narrow, based solely on the timing of changes in revenue-per-minute and cost-per-minute. In addition, we rely heavily on third-party providers for termination of our minutes. As our minutes-of-use have steadily grown, we have invested to expand our network to carry more of our own traffic. However, in the short term, the incremental demand for usage might outpace the rate use. Therefore, we could become increasingly dependent upon third-party providers for our minutes termination. In the past, we have attempted to leverage our buying power to negotiate more favorable rates with these suppliers. However, we cannot guarantee that we will be successful in procuring more favorable rates for minutes termination. As such, there can be no assurance that we will be able to maintain our gross margins at the current level, in the face of lower per-minute revenues.

The future growth of our U.S.-based consumer phone services business will be largely dependent upon our ability to access our customer’s premises at a favorable cost. Competitive carriers such as IDT previously had access to a customer’s premises (local loop) as well as switching capabilities at a regulated wholesale cost per customer. However, in December 2004, the FCC adopted new rules related to the incumbent local exchange carriers’ (ILECs) obligation to make these network elements available to competitors, as well as the price at which this access must be offered. Under the new rules, which became effective March 11, 2005, ILECs are no longer obligated to offer unbundled switching for mass market customers, and thus no longer required to offer UNE-P (Unbundled Network Element Platform). In addition, effective March 11, 2005, CLECs (Competitive Local Exchange Carriers) are not able to order new UNEs for which they are not eligible under the new rules. Also, during a twelve-month transition period, that began on March 11, 2005 for UNE-P, ILECs may charge a one dollar surcharge per line per month. After the twelve-month transition period, the rates will be negotiated based on Total Service Resale (TSR), which is provided by ILECs to CLECs at a price based on the retail tariff price, minus a fixed percentage discount. These restrictions relating to our access to these network elements will have a materially negative effect upon our ability to offer local phone services in the United States. We may not be able to pass along such cost increases to our customers, resulting in reduced margins in this business. We have temporarily suspended the marketing and advertising of our bundled service to new customers in the United States and may have to discontinue such marketing and advertising on a permanent basis, as it might become uneconomical to do so. However, we continue to negotiate with the ILECs, with the intent of signing long-term commercial arrangements, which will allow us to continue to grow this business.

We continued to fund our IDT Capital segment throughout the first half of fiscal 2005. We anticipate that IDT Capital will continue to rely on us to fund their cash needs, including operating expenses, capital expenditures, and potential acquisitions.

On May 12, 2004, we announced a reorganization of IDT Solutions that included exiting IDT Solutions’ CLEC business by ending the provision of retail switched communications services. Such discontinuation of services has now been completed, except that IDT Solutions currently continues to provide services to select governmental customers in 14 markets. We continued to fund IDT Solutions throughout the six months ended January 31, 2005, and we anticipate that IDT Solutions will continue to rely on us to fund its ongoing operating expenses to support governmental customers, and to settle its remaining liabilities and contractual obligations.

Changes in Trade Accounts Receivable, Allowance for Doubtful Accounts and Deferred Revenue

Gross trade accounts receivable increased from $241.5 million at July 31, 2004 to $246.4 million at January 31, 2005, mostly due to timing of operating cash receipts and the growth oft our video distribution business. In addition, the average age of our gross trade accounts receivable increased, as measured by number of day sales outstanding, primarily as a result of increased consumer phone services receivables. The average age of our consumer phone services receivables has traditionally been significantly higher than the average age of receivables of our other telecom businesses.

The allowance for doubtful accounts as a percentage of gross trade accounts receivable increased from 23.8% at July 31, 2004, to 26.5% at January 31, 2005, due primarily to the increase in bad debt as a result of the growth of our consumer phone services business. The bad debt rate associated with consumer phone services receivables has traditionally been significantly higher than the bad debt experienced by our other businesses.

Deferred revenue as a percentage of total revenues vary from period to period, depending on the mix and the timing of revenues. Deferred revenue arises primarily from the sales by IDT Telecom of our calling cards and consumer phone services both in the United States as well as in Europe. Deferred revenue also arises at IDT Entertainment, primarily from fee-for-hire production services, and can vary significantly from quarter to quarter and year to year, depending on the timing of production cash receipts. Deferred revenue decreased to $127.6 million at January 31, 2005 compared to $140.3 million at July 31, 2004, primarily as a result of the timing of productions completed at IDT Entertainment’s DPS Film Roman unit.

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

We believe that, based upon our present business plan, and due to the large balance of cash, cash equivalents and marketable securities we held as of January 31, 2005, our existing cash resources will be sufficient to meet our currently anticipated working capital and capital expenditure requirements, as well as our investment in proprietary film productions, film licenses and DVD mastering requirements, and to fund any potential operating cash flow deficits within any of our segments for at least the next twelve months. If our growth exceeds current expectations or if we acquire the business or assets of another company, we might need to raise additional capital from equity or debt sources. There can be no assurance that we will be able to raise such capital on favorable terms or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our anticipated expansion, which could have a material adverse effect on our business, financial condition and/or results of operations.

The following tables quantify our future contractual obligations and commercial commitments, as of January 31, 2005 (in millions):

Contractual Obligations

Payments Due by Period

	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Capital lease obligations	$56.3	$25.9	$25.2	$5.2	$—
Operating leases	279.6	60.4	63.0	43.7	112.5
Other long-term obligations (1) (2) (3) (4)	34.8	10.5	24.3	—	—
Purchase obligations (5)	9.3	9.3	—	—	—

Total contractual obligations	$380.0	$106.1	$112.5	$48.9	$112.5

(1)	Includes Net2Phone’s $17.8 million long-term debt obligation to Deutsche Bank, which matures in April 2006. This obligation is secured by standby letters of credit from a U.S. commercial bank, which are, in turn, collateralized by $20.2 million of marketable securities held by the bank.

(2)	Includes our guarantee to invest at least $2.7 million in new content acquisitions and co-productions on behalf of Manga Entertainment by June 9, 2005, and an additional $6.5 million by June 9, 2006. In addition, in the event that Manga Entertainment meets or exceeds certain financial projections between the period commencing July 1, 2004 through June 30, 2007, we will pay Palm Entertainment additional earnout consideration of $2.0 million. The earnout consideration is not included in the above table due to the uncertainty of the ultimate outcome.

(3)	In connection with our July 2003 purchase of an equity interest in Vanguard Animation, LLC, we entered into an agreement to lend Vanguard, under certain conditions as defined, up to $8.0 million, of which up to $5.0 million remains available to them (after Vanguard’s exercise of an aggregate of $3.0 million in drawn downs in the fourth quarter of fiscal 2004), after July 21, 2005. The remaining $5.0 million line available to Vanguard is not included in the above table due to the uncertainty of the ultimate outcome.

(4)	Includes $6.9 million placed in an escrow by Net2Phone, which Net2Phone has committed to release to fund capital expenditures related to its Cable Telephony service deployments in Europe over the next 12 months.

(5)	In April 2002, we entered into a four-year agreement to grant a telecommunications service provider an exclusive right to service our U.S. consumer phone services business domestic long-distance traffic, in which we agreed to purchase a minimum usage over the term of the agreement. In the event that we terminate the agreement before the expiration date, we are subject to an early termination penalty of $5 million if cancelled in the third year and $2 million if cancelled in the fourth year. The remaining minimum usage purchase commitments or early termination penalties, if any, are not included in the above table due to the uncertainty of the ultimate outcome.

Other Commercial Commitments

Payments Due by Period

	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Standby letters of credit	$27.4	$5.3	$20.8	$1.3	$—

Foreign Currency Risk

Revenues from our international operations represented 26.6% and 21.1% of our consolidated revenues for the six months ended January 31, 2005 and 2004, respectively. A significant portion of these revenues are in denominations other than the U.S. Dollar. Foreign currency exchange risk that we are subject to is mostly mitigated by our ability to offset the majority of these non dollar-denominated revenues with operating expenses that are paid in the same currencies. As such, the net amount of our exposure to foreign currency exchange rate changes is not material.

Recently Issued Accounting Standard Not Yet Adopted

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

We expect to adopt SFAS No. 123(R) on August 1, 2005. SFAS No. 123(R) permits IDT to adopt its requirements using one of two methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the August 1, 2005 adoption date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after August 1, 2005 and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to August 1, 2005 that remain unvested on the adoption date.

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We plan to adopt SFAS No. 123(R) using the modified prospective method.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensating cost on grants of employee stock options. Accordingly, the adoption of SFAS No. 123(R) may have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and earnings per share in Note 2 to our condensed consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement is not anticipated to be material since we do not currently recognize benefits of excess tax deductions because of federal and state net operating loss carryforwards available to offset future U.S. federal and state taxable income.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

The Securities and Exchange Commission’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are exposed to market risks from changes in commodity prices. We may hedge market price fluctuations associated with physical purchases and sales of electricity and natural gas by using derivative instruments including futures, forwards, basis swaps, transmission congestion contracts and financial transmission rights contracts. We are exposed to changes in interest rates primarily from our investments in cash equivalents and marketable debt securities. On occasion, we use interest rate derivative instruments to manage our exposure to interest rate changes, such as total return swap agreements. We do not consider our market risk exposure relating to foreign currency exchange to be material, as we generally have sufficient cash outflows based in these currencies to largely offset the cash inflows based in these currencies, thereby creating a natural hedge. In order to mitigate the risk associated with the small amounts of remaining net foreign exchange exposure, which we experience from time to time, we have, on occasion, entered into foreign exchange hedges. In addition to but separate from our primary business, we hold a small portion of our total asset portfolio in hedge funds for speculative and strategic purposes. As of January 31, 2005, the carrying value of our investments in such hedge funds was approximately $39.5 million. Investments in hedge funds carry a significant degree of risk, which will depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that hedge fund managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our interests in these funds may go down as well as up and we may not receive, upon redemption, the amounts originally invested.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal proceedings in which we are involved are more fully described in our Annual Report on Form 10-K for the year ended July 31, 2004. The following discussion is limited to material recent developments, if any, concerning the our legal proceedings since the end of the prior fiscal quarter and should be read in conjunction with our Annual Report and our Quarterly Report on Form 10-Q for the three months ended October 31, 2004. Unless otherwise indicated in this Report or the Quarterly Report for the three months ended October 31, 2004, all legal proceedings discussed in that Annual Report remain outstanding.

With respect to the complaint the Company filed against Telefonica S.A., Terra Networks, S.A., Terra Networks, U.S.A., and Lycos, Inc., on March 2, 2005, Judge Linares granted in part and denied in part, Telefonica S.A.’s motion to dismiss for lack of personal jurisdiction. Judge Linares also ordered limited discovery. In addition, on March 8, 2005, Judge Linares issued an opinion and an order: (a) granting the Company’s motion to dismiss Terra’s First, Second, Third, Fourth and Fifth Counterclaims, leaving only Count Six of Terra’s Counterclaim for breach of contract remaining; (b) granting the Company’s motion for summary judgment related to Count One of Terra’s Third Amended Complaint, which relates to the Company’s claim that Terra breached the Termination Agreement and failed to issue and then deliver 3.75 million Terra shares to the Company in a timely manner, thereby requiring Terra to issue an additional 0.25 million shares; and (c) denying Terra’s motion for summary judgment related to Counts I through VIII of the Company’s Third Amended Complaint. The Company’s expert has valued the additional 0.25 million shares at between $6.8 million and $26.9 million.

With respect to the action commenced by the Company against Tyco, on February 1, 2005, the Court denied all parties’ pending motions that were previously described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2004.

IDT Telecom

With respect to the MDL Action, during a mediation session on January 17, 2005, the parties reached a settlement in principle of this action and are working to finalize the settlement documents, which require court approval.

With respect to the petition filed by plaintiff, Powell Palmares, plaintiff dismissed the entire case without prejudice against all defendants, including us.

As more fully described in the our Annual Report on Form 10-K for the year ended July 31, 2004, in the Intellectual Property section, with respect to the Katz matter on February 16, 2005, Katz filed a motion to dismiss our complaint based upon lack of controversy, which we will be opposing.

Winstar

On or about December 16, 2004, Lucent Technologies, Inc. (“Lucent”) filed a complaint in the United States District Court, District of New Jersey, against us. Lucent alleges, among other things, that we—either directly or via an alter ego theory—acquired a number of Lucent 5ESS switches (the “Switches”) from the bankruptcy estate of debtor, Winstar Communications, Inc. and its subsidiaries, and operated the Switches without any licenses to utilize Lucent’s proprietary software to operate the Switches. Lucent is claiming: (a) copyright infringement; (b) conversion; (c) conspiracy to commit conversion; (d) fraudulent conveyance; and (e) quasi-contract. Lucent seeks, among other things, a preliminary and permanent injunction enjoining us from copying, transferring, distributing, or disposing of the Lucent 5ESS software; an award of damages in an amount not less than $51 million and punitive damages. We are preparing a response to Lucent’s complaint and intend to include in such response significant counterclaims against Lucent.

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

This table provides information with respect to purchases by the Company of shares of its common stock and Class B common stock during the three months ended January 31, 2005:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1 – 31, 2005 (1) (2)	381,512	$—	—	—

Total		$—	—	15,000,000 shares of Class B common stock and 5,000,000 shares of common stock

(1)	On January 12, 2005, we acquired 252,010 shares of our common stock in exchange for 238,986 shares of our Class B common stock based on the December 31, 2004 respective prices of the common stock and Class B common stock. No consideration was paid for the shares of common stock we acquired other than the shares of Class B common stock that were exchanged thereof. The closing prices of our common stock and Class B common stock on December 31, 2004 were $14.56 and $15.48, respectively.

(2)	On January 3, 2005, we acquired 129,502 shares of our Class B common stock in exchange for $2.0 million. The closing price of our Class B common stock on January 3, 2005, was $15.26.

(3)	Under our existing stock repurchase program, approved by our Board of Directors and publicly announced on December 18, 2001, we are authorized to repurchase up to 15 million shares of our Class B common stock and up to 5 million shares of our common stock.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

On December 15, 2004, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), which was consummated on March 8, 2005, with certain subsidiaries of Liberty Media. Pursuant to the Merger Agreement, we acquired all of Liberty Media’s direct and indirect interests in Net2Phone, with a fair market value of $59.4 million, in exchange for 3.75 million shares of our Class B common stock, with an equal fair market value. Liberty Media’s interests in Net2Phone consisted of 1.25 million shares of common stock of Net2Phone and membership interests in NTOP Holdings. As of January 31, 2005, the shares of Class A common stock of Net2Phone held by NTOP Holdings represented approximately 37.9% of Net2Phone’s outstanding capital stock and 55.0% of the aggregate voting power in Net2Phone. We now own all of the interests in NTOP Holdings, and through this transacton, IDT has increased its effective equity interest in Net2Phone to approximately 40.9% and its aggregate voting power in Net2Phone to approximately 57.0%.

Item 6.	Exhibits

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT CORPORATION

March 14, 2005	By:	/s/ JAMES A. COURTER
James A. Courter
Chief Executive Officer and Vice-Chairman (Principal Executive Officer)

March 14, 2005	By:	/s/ STEPHEN R. BROWN
Stephen R. Brown
Chief Financial Officer and Treasurer (Principal Financial Officer)