Form 10-Q
period 2005-04-30
IDT CORP
filed 2005-06-09
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of May 15, 2005, the registrant had the following shares outstanding:

Common Stock, $.01 par value:	18,593,923 shares outstanding (excluding 6,480,937 treasury shares)
Class A common stock, $.01 par value:	9,816,988 shares outstanding
Class B common stock, $.01 par value:	73,821,715 shares outstanding (excluding 1,722,905 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IDT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2005	July 31, 2004
	(Unaudited)	(Note 1)
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$167,044	$142,177
Marketable securities	763,923	897,130
Trade accounts receivable, net	220,448	184,125
Other current assets	112,352	94,928

Total current assets	1,263,767	1,318,360
Property, plant and equipment, net	293,308	273,479
Goodwill	128,320	89,534
Licenses and other intangibles, net	29,056	32,928
Investments	86,155	66,870
Restricted cash and marketable securities	19,716	22,620
Other assets	106,311	70,125

Total assets	$1,926,633	$1,873,916

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$129,152	$140,296
Accrued expenses	220,486	213,116
Deferred revenue	145,200	140,314
Capital lease obligations—current portion	22,676	21,793
Other current liabilities	41,279	9,404

Total current liabilities	558,793	524,923
Deferred tax liabilities, net	145,037	145,037
Capital lease obligations—long-term portion	29,933	31,810
Notes payable—long-term portion	42,912	4,678
Other liabilities	32,098	43,540

Total liabilities	808,773	749,988
Minority interests	90,821	132,695
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000,000; no shares issued	—	—
Common stock, $.01 par value; authorized shares—100,000,000; 25,074,860 shares issued at April 30, 2005 and July 31, 2004; 18,593,923 and 19,140,933 shares outstanding at April 30, 2005 and July 31, 2004, respectively	251	251
Class A common stock, $.01 par value; authorized shares—35,000,000; 9,816,988 shares issued and outstanding at April 30, 2005 and July 31, 2004	98	98
Class B common stock, $.01 par value; authorized shares—100,000,000; 75,544,620 and 68,727,201 shares issued at April 30, 2005 and July 31, 2004, respectively; 73,821,715 and 67,118,911 shares outstanding at April 30, 2005 and July 31, 2004, respectively	755	687
Additional paid-in capital	897,347	800,618
Treasury stock, at cost, consisting of 6,480,937 and 5,933,927 shares of common stock and 1,722,905 and 1,608,290 shares of Class B common stock at April 30, 2005 and July 31, 2004, respectively	(131,737)	(122,044)
Deferred compensation	(22,057)	(13,795)
Accumulated other comprehensive income	20,664	19,909
Retained earnings	261,718	305,509

Total stockholders’ equity	1,027,039	991,233

Total liabilities and stockholders’ equity	$1,926,633	$1,873,916

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Revenues	$606,704	$565,664	$1,845,269	$1,605,692
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	453,547	428,732	1,370,999	1,218,994
Selling, general and administrative	134,901	132,016	418,529	354,620
Depreciation and amortization	30,220	24,631	82,895	72,584
Non-cash compensation (all of which is attributable to selling, general and administrative)	8,210	(1,228)	18,102	7,375
Restructuring and impairment charges	3,577	39,879	14,992	45,083

Total costs and expenses	630,455	624,030	1,905,517	1,698,656

Loss from operations	(23,751)	(58,366)	(60,248)	(92,964)
Interest income, net	5,332	5,062	16,235	16,486
Other income (expense):
Gain on sale of subsidiary stock	—	—	—	9,418
Arbitration award	—	—	—	21,618
Investment and other income (expense), net	7,341	(1,760)	14,482	15,119

Loss before minority interests and income taxes	(11,078)	(55,064)	(29,531)	(30,323)
Minority interests	359	(18,026)	(3,129)	(30,659)
Provision for income taxes	(3,614)	(3,759)	(11,131)	(11,417)

Net loss	$(14,333)	$(76,849)	$(43,791)	$(72,399)

Loss per share:
Net loss:
Basic	$(0.15)	$(0.84)	$(0.46)	$(0.84)
Diluted	$(0.15)	$(0.84)	$(0.46)	$(0.84)
Weighted-average number of shares used in calculation of loss per share:
Basic	97,756	91,065	96,190	86,436

Diluted	97,756	91,065	96,190	86,436

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended April 30,
	2005	2004
	(In thousands)
Net cash (used in) provided by operating activities	$(28,598)	$21,628
Investing activities
Capital expenditures	(78,090)	(61,189)
(Issuance) collection of notes receivable	(11,280)	17,056
Investments and acquisitions, net of cash acquired	(25,566)	(82,429)
Sales and maturities of marketable securities	4,307,416	2,040,661
Purchases of marketable securities	(4,160,089)	(1,944,625)

Net cash provided by (used in) investing activities	32,391	(30,526)
Financing activities
Proceeds from exercise of stock options	3,357	51,544
Proceeds from exercise of stock options of Net2Phone	53	5,436
Proceeds from offering of common stock by Net2Phone	—	53,069
Proceeds from borrowings	37,133	—
Proceeds from sale lease back transactions on capital leases	12,642	—
Repayments of capital lease obligations	(15,987)	(23,502)
Proceeds from employee stock purchase plan	893	—
Purchase of Class B common stock	(2,368)	—
Cash and marketable securities restricted against letters of credit	2,904	1,528
Distributions to minority shareholders of subsidiaries	(21,035)	(19,092)

Net cash provided by financing activities	17,592	68,983
Effect of exchange rate changes on cash and cash equivalents	3,482	2,520

Net increase in cash and cash equivalents	24,867	62,605
Cash and cash equivalents, beginning of period	142,177	99,046

Cash and cash equivalents, end of period	$167,044	$161,651

Supplemental schedule of non-cash investing and financing activities
Purchases of property, plant and equipment through capital lease obligations	$2,230	547

Issuance of Class B common stock for acquisitions and exchanges	$59,835	$77,313

Non-cash proceeds received from exercise of stock options	$—	$27,500

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation. Operating results for the three and nine-month periods ended April 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2005. The balance sheet at July 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2004, as filed with the U.S. Securities and Exchange Commission.

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

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value based method of accounting provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net loss, as reported	$(14,333)	$(76,849)	$(43,791)	$(72,399)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects and minority interests	6,968	4,128	14,581	6,363
Deduct: Total stock-based employee compensation expense determined under the fair value based method of accounting for all awards, net of related tax effects and minority interests	(7,214)	(12,554)	(52,227)	(28,093)

Pro forma net loss	$(14,579)	$(85,275)	$(81,437)	$(94,129)

Earnings per share:
Basic—as reported	$(0.15)	$(0.84)	$(0.46)	$(0.84)

Basic—pro forma	$(0.15)	$(0.94)	$(0.85)	$(1.09)

Diluted—as reported	$(0.15)	$(0.84)	$(0.46)	$(0.84)

Diluted—pro forma	$(0.15)	$(0.94)	$(0.85)	$(1.09)

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Effective January 24, 2005, the compensation committee of the Company’s Board of Directors approved the acceleration of vesting of all then outstanding unvested options to purchase shares of the Company’s Class B common stock. The Company accelerated the vesting of the options in anticipation of the impact of the Financial Accounting Standards Board’s (“FASB”) recent adoption of SFAS No. 123 (revised 2004) Share-Based Payment, which requires, among other things, the expensing of unvested options over the remaining vesting period of the options, beginning August 1, 2005 (See Note 13). Options to purchase approximately 4.5 million shares of the Company’s Class B common stock became immediately exercisable on January 24, 2005, as a result of the acceleration. Generally, these options were scheduled to vest annually over 3 years beginning on the first anniversary of their grant date.

During the three and nine months ended April 30, 2005, the Company granted nil and 1.6 million restricted shares, respectively, and during the three and nine months ended April 30, 2004, the Company granted 0.1 million and 1.2 million restricted shares, respectively, of IDT Class B common stock, to directors, officers, employees, and consultants under its stock option and incentive plan. In general, one third of the restricted shares vest on or about the anniversary date of each of the three years following the year of grant. Total non-cash compensation expense relating to the amortization of restricted shares was $6.6 million and $14.0 million during the three and nine months ended April 30, 2005, respectively, and $5.0 million and $6.5 million during the three and nine months ended April 30, 2004, respectively.

Note 3—Investment in Net2Phone

In November 2003, Net2Phone issued additional shares through an underwritten common stock offering. The offering, which was priced at $4.50 per share, included 11.5 million shares issued to the public, and an aggregate of 2.5 million shares purchased by IDT and Liberty Media Corporation. Net2Phone received net proceeds of $58.6 million from the offering (of which $5.6 million was paid by IDT). Net2Phone has used and intends to use the remaining net proceeds for capital expenditures and working capital, primarily relating to its cable and other broadband telephony business, and for general corporate purposes. As a result of this common stock offering, the Company’s ownership percentage in the equity of Net2Phone decreased from 21.2% to approximately 18.9% as of November 25, 2003.

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

On December 15, 2004, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), which was consummated on March 8, 2005, with certain subsidiaries of Liberty Media. Pursuant to the Merger Agreement, the Company acquired all of Liberty Media’s direct and indirect interests in Net2Phone in exchange for 3.75 million shares of the Company’s Class B common stock, with a fair market value of $56.1 million. Through this transaction, IDT has increased its effective equity interest in Net2Phone to approximately 40.9% and its aggregate voting power to approximately 57.0%. The acquisition was accounted for under the purchase method of accounting and accordingly, the Company recorded a reduction in minority interests of $31.0 million and an increase to goodwill of $25.1 million, which represents the excess purchase price paid over the fair value of the additional interest in net assets acquired.

As of April 30, 2005 and 2004, IDT’s effective equity interest in Net2Phone was approximately 40.9% and 19.8%, respectively. Accordingly, in the accompanying condensed consolidated financial statements, during the

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

three and nine months ended April 30, 2005 and 2004, the Company reversed in minority interests the share of Net2Phone’s net loss attributable to the remaining shareholders of Net2Phone.

Note 4—Business Segment Information

The Company has six reportable business segments: Wholesale Telecommunications Services, Retail Telecommunications Services, IDT Entertainment, Voice over IP, IDT Capital and IDT Solutions. The operating results of these business segments are distinguishable and are regularly reviewed by the Company’s chief operating decision maker.

The Wholesale Telecommunications Services business segment consists of wholesale carrier services provided to other long distance carriers. The Retail Telecommunications Services business segment markets and sells prepaid and rechargeable calling cards, consumer local and long distance phone services, and wireless cellular services to individuals and businesses. The IDT Entertainment business segment is comprised of complementary operations and investments that acquire, develop, finance and produce animated entertainment programming and distribute filmed entertainment content to the mass market. The Voice over IP business segment consists mostly of the Company’s interest in Net2Phone, a provider of VoIP telephony products and services and of cable and other broadband telephony services. The IDT Capital business segment consists primarily of IDT’s brochure distribution, retail energy, software development and call center services. In May 2004, the Company announced the restructuring of its IDT Solutions business segment, which consists of Winstar Holdings, LLC. Such restructuring entailed a substantial de-emphasis of IDT Solutions’ CLEC (Competitive Local Exchange Carrier) business, by ceasing the provision of retail switched communications services to commercial customers. Such discontinuation of services has now been completed, except that IDT Solutions currently continues to provide communications services to select governmental customers while it negotiates alternative ways to exit this remaining business. IDT Solutions intends to keep its broad collection of exclusively licensed commercial fixed wireless spectrum licenses, and to operate and market wireless spectrum products and solutions. In this report, we use the term IDT Solutions, which represented a Winstar product line and marketing arm, interchangeably with the term Winstar.

The Company evaluates the performance of its business segments based primarily on operating income (loss). All overhead is allocated to the business segments, except for certain specific corporate overhead, such as corporate management compensation, treasury and tax management costs, investor and public relations costs, corporate legal and governance costs, and certain insurance and facilities costs. Operating results presented for the business segments of the Company are as follows (in thousands):

	Retail Telecommunications Services	Wholesale Telecommunications Services	IDT Entertainment	Voice over IP	IDT Capital	IDT Solutions	Corporate	Total
Three Months Ended April 30, 2005
Revenues	$391,528	$139,425	$45,956	$17,124	$11,075	$1,596	$—	$606,704
Operating income (loss)	16,746	(4,622)	3,139	(11,538)	(3,256)	(8,788)	(15,432)	(23,751)
Three Months Ended April 30, 2004
Revenues	$343,345	$138,516	$40,736	$20,751	$5,114	$17,202	$—	$565,664
Operating income (loss)	22,642	(4,548)	2,360	877	(12,370)	(55,378)	(11,949)	(58,366)

	Retail Telecommunications Services	Wholesale Telecommunications Services	IDT Entertainment	Voice over IP	IDT Capital	IDT Solutions	Corporate	Total
Nine Months Ended April 30, 2005
Revenues	$1,214,272	$397,852	$147,461	$53,291	$24,910	$7,483	$—	$1,845,269
Operating income (loss)	55,000	(13,994)	9,688	(28,027)	(9,704)	(32,972)	(40,239)	(60,248)
Nine Months Ended April 30, 2004
Revenues	$1,001,768	$395,573	$75,966	$58,303	$16,162	$57,920	$—	$1,605,692
Operating income (loss)	74,391	(12,614)	595	(15,372)	(15,346)	(90,851)	(33,767)	(92,964)

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5—Earnings (Loss) Per Share

The Company computes earnings (loss) per share under the provisions of SFAS No. 128, Earnings per Share, whereby basic earnings (loss) per share is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share, except that the number of shares is increased to include unvested restricted stock and to assume exercise of potentially dilutive stock options using the treasury stock method, unless the effect of such increase is anti-dilutive. Stock options to purchase 14.0 million shares and 2.1 million shares of unvested restricted stock at April 30, 2005 were not included in the computation of diluted earnings (loss) per share for the three and nine months ended April 30, 2005. Also, stock options to purchase 13.0 million shares and 1.1 million shares of unvested restricted stock at April 30, 2004 were not included in the computation of diluted earnings (loss) per share for the three and nine months ended April 30, 2004. Diluted earnings (loss) per share equaled basic earnings (loss) per share for the three and nine months ended April 30, 2005 and 2004 because the Company reported net losses in each of these periods and the impact of the assumed exercise of stock options and the vesting of restricted stock would have been anti-dilutive.

Note 6—Treasury Stock Activity

On August 20, 2004, the Company exchanged an aggregate of 0.3 million shares of newly issued IDT Class B common stock with a fair market value of $4.3 million for an equal number of IDT common stock, with an equal fair market value which were held by individual investors. In connection with this exchange, the Company recorded a $4.3 million increase in the carrying value of its treasury stock, with the offset as an increase in additional paid in capital.

On January 12, 2005, the Company exchanged an aggregate of 0.2 million shares of newly issued IDT Class B common stock with a fair market value of $3.7 million for 0.2 million shares of IDT common stock, with an equal fair market value, which were held by IDT Corporation 401(k) plan participants. In connection with this exchange, the Company recorded a $3.7 million increase in the carrying value of its treasury stock, with the offset as an increase in additional paid in capital.

During fiscal 2005, the Company acquired an aggregate of 0.2 million shares of its Class B Common Stock for $2.4 million.

Note 7—Other Income (Expense)

Liquidation of ADIR Technologies, Inc.

In September 2003, Net2Phone acquired 1,750 shares of Series A-1 preferred stock of its subsidiary, ADIR Technologies, Inc., from a group of investment funds. In addition, in consideration for general releases from certain employees of Net2Phone, and the surrender by them of their shares of ADIR common stock, ADIR cancelled promissory notes originally delivered by such employees. Following these transactions, Net2Phone became the sole shareholder of ADIR, and no longer had any minority shareholders in any of its subsidiaries. As a result, Net2Phone recorded non-cash other income of $12.2 million in the first quarter of fiscal 2004, representing the reversal of the remaining minority interests balance after all minority shareholder interests were satisfied. The non-cash gain of $12.2 million is recorded in “investment and other income (expense), net” in the accompanying condensed consolidated statements of operations for the nine months ended April 30, 2004.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Arbitration Award

During the second quarter of fiscal 2004, the Company was awarded $21.6 million in relation to a statement of claim against Telefonica International, S.A. with the American Arbitration Association. The Company recorded the receipt of such proceeds in “Arbitration award” in the accompanying condensed consolidated statements of operations for the nine months ended April 30, 2004.

Note 8—Comprehensive Loss

Comprehensive loss consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	2004	2005	2004
	(in thousands)
Net loss	$(14,333)	$(76,849)	$(43,791)	$(72,399)
Foreign currency translation adjustments	(27)	(5,542)	4,394	(332)
Net unrealized (losses) gains in available-for-sale securities	(13,122)	3,807	(3,639)	18,727

Comprehensive loss	$(27,482)	$(78,584)	$(43,036)	$(54,004)

Note 9—Restructuring and Impairment Charges

Restructuring and impairment charges consist of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	2004	2005	2004
	(in thousands)
IDT Solutions:
Workforce reductions	$504	$3,568	$508	$4,718
Real estate network and connectivity reductions	2,092	—	10,890	2,900
Impairment charges	—	24,483	—	24,483
Other	490	63	1,515	188

	3,086	28,114	12,913	32,289
IDT Telecom	—	920	—	920
IDT Capital	—	10,425	(14)	10,425
Voice over IP	491	420	2,093	1,449

Total	$3,577	$39,879	$14,992	$45,083

IDT Solutions

In the first quarter of fiscal 2004, the Company approved a restructuring plan aimed at reducing the operating losses of IDT Solutions. On May 12, 2004, the Company announced a further restructuring plan for IDT Solutions, including the exit from IDT Solutions’ CLEC business, by ending the provision of retail switched communications services. As of November 1, 2004, all of IDT Solutions’ commercial customers have found replacement services and are no longer on the Winstar network.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The restructuring plans included reductions to IDT Solutions’ workforce, real estate network and network connectivity, as well as the impairment of assets to their estimated net recoverable value. The first quarter of fiscal 2004 restructuring plan has been fully implemented. The May 2004 restructuring plan is mostly complete, except that IDT Solutions currently continues to provide communications services to select governmental customers while it negotiates alternative ways to exit the remaining business.

As the Company continues to restructure IDT Solutions, the Company is required to maintain minimum service level commitments to its governmental customers. Failure to maintain adequate network infrastructure and/or support services could result in additional costs and liabilities to the Company pursuant to our agreements with these customers.

Workforce reductions

In connection with the first quarter of fiscal 2004 restructuring plan, IDT Solutions reduced its workforce during that quarter by 163 employees, to approximately 400 employees. As a result, during the three months ended October 31, 2004, the Company recorded severance related charges of $1.1 million.

In connection with the May 2004 restructuring, IDT Solutions has further reduced its workforce to approximately 40 employees as of April 30, 2005. For the three and nine months ended April 30, 2004, the Company notified 164 employees of their employment termination, and thus recorded workforce reduction charges of $3.6 million. For the three and nine months ended April 30, 2005, the Company recorded workforce reduction charges of $0.5 million.

Real estate network and connectivity reductions

In connection with the first quarter of fiscal 2004 restructuring plan, which aimed to reduce IDT Solutions’ network of provision-ready buildings down from approximately 3,000 buildings to 2,200 buildings, the Company recorded during the nine months ended April 30, 2004, real estate network reduction charges totaling $1.8 million and connectivity reduction charges totaling $1.1 million.

As part of the May 2004 restructuring, the Company further terminated leases and related connectivity on approximately 2,110 buildings on IDT Solutions’ network. As of April 30, 2005, approximately 66 buildings remained on IDT Solutions’ network. During the three and nine months ended April 30, 2005, the Company recorded real estate network reduction charges of $0.6 million and $1.4 million and connectivity reduction charges of $1.5 million and $9.5 million, respectively.

Although the Company does not anticipate any additional connectivity related restructuring charges going forward, it does expect to incur additional costs relating to the early termination of real estate network leases. Beginning fiscal 2004, the Company stopped paying rent on many of IDT Solutions’ real estate leases due to the ongoing New York and New Jersey Building Owners and Managers Association (“BOMA”) litigations, as described in more detail in the Company’s Annual Report on Form 10-K for the year ended July 31, 2004, but continues to accrue for such amounts. On January 25, 2005, the New York BOMA litigation filed in the United States District Court, Southern District of New York, was dismissed. On or about February 18, 2005, the

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Company filed a notice of appeal to the United States Court of Appeals for the Second Circuit. Pending the ultimate outcome of the remaining New Jersey BOMA litigation and the Company’s appeal related to the New York BOMA litigation, the Company may not be required to pay certain of the amounts due under such lease agreements.

Impairments

The Company tested the recoverability of IDT Solutions’ long-lived assets, as a result of the May 2004 restructuring plan announcement. In connection with such test, the Company recorded impairment charges of $13.3 million, $6.2 million, and $5.0 million to write down fixed assets, capitalized labor and intangibles, respectively, to their estimated net realizable value, during the three and nine months ended April 30, 2004. In determining fair value, the Company based such write-downs on market prices for similar assets.

During the three and nine months ended April 30, 2004, impairment charges also included charges of $10.4 million relating to IDT Capital’s write-off of the remaining carrying value of our TyCom undersea fiber assets that TyCom Ltd. and several related Tyco entities were to deliver to us pursuant to a settlement agreement that resolved a prior dispute. The Company is currently in litigation against TyCom and its related Tyco entities alleging that they have breached the settlement agreement by failing to deliver the fiber assets to IDT.

Reserve summary

The following table summarizes the remaining reserve balances related to restructuring and impairment charges:

	Balance at July 31, 2004	Charged to Expense	Payments	Non-cash Charges	Reserve Adjustments	Balance at April 30, 2005
	(in thousands)
IDT Solutions:
Workforce reductions	$2,065	$508	$(2,573)	$—	$—	$—
Real estate network and connectivity reductions	788	10,890	(9,832)	(1,487)	—	359
Other	—	1,515	(1,168)	—	—	347

	2,853	12,913	(13,573)	(1,487)	—	706
IDT Capital	—	(14)	—	—	14	—
Voice over IP	2,114	2,093	(533)	(1,142)		2,532

Total	$4,967	$14,992	$(14,106)	$(2,629)	$14	$3,238

Note 10—Liberty Media and Hicks Muse Transactions

On March 4, 2004, the Company consummated an Agreement and Plan of Merger with Liberty Media and certain of its subsidiaries that held, in the aggregate, 1,117 shares of Class A common stock of IDT Investments, a subsidiary of the Company, 10,000 shares of Class B common stock of IDT Investments and 40,000 shares of Series A preferred stock of IDT Investments. Pursuant to the Agreement and Plan of Merger, the subsidiaries that held shares of capital stock of IDT Investments were merged with and into a wholly owned subsidiary of IDT. The merger consideration consisted of 2.8 million shares of IDT Class B common stock with a fair market value of $55.5 million, consisting of 0.9 million newly issued shares and 1.9 million shares which were delivered from treasury stock. The Company accounted for the acquisition of the IDT Investments Class A common stock and

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Class B common stock under the purchase method of accounting and for the acquisition of the IDT Investments preferred stock as a capital transaction. In connection with this transaction, the Company recorded a reduction to treasury stock of $30.6 million, a reduction in minority interests of $24.4 million, and goodwill of $6.2 million, which represents the excess purchase price paid over the fair value of the IDT Investments percentage of net assets acquired. The Company also recorded an increase to minority interest expense of $7.1 million, to adjust the acquired preferred stock to its accreted value.

Also on March 4, 2004, the Company consummated an Exchange Agreement with a subsidiary of Liberty Media, pursuant to which shares of Series A preferred stock of IDT Telecom, a subsidiary of IDT, were exchanged for 0.5 million shares of IDT Class B common stock, with a fair market value of $9.5 million, all of which were delivered from treasury stock. The Company accounted for this exchange as a capital transaction. In connection with the exchange, the Company recorded a reduction to treasury stock of $7.6 million, an increase to additional paid-in capital of $1.9 million, and the $9.5 million offset as a reduction in minority interests.

On April 28, 2004, Hicks, Muse, Tate & Furst Incorporated (“HMTF”) exercised an option that it held to purchase 2.2 million shares of the Company’s Class B common stock at an exercise price of $12.50 per share. As consideration for the aggregate cash exercise price of $27.5 million, HMTF delivered to the Company 18,195 shares of Series B preferred stock of IDT Investments that it held. The Company accounted for the receipt of the preferred stock as a capital transaction and recorded a reduction in minority interests of $12.2 million and a reduction to additional paid-in capital of $15.3 million. In addition, the Company also recorded an increase to minority interest expense of $2.9 million, to adjust the preferred stock received to its accreted value.

The objective of the above transactions was to eliminate the need for a future cash payment by IDT upon maturity of the preferred stock of IDT Investments and IDT Telecom, and to simplify the ownership structure of IDT.

Note 11—Financings

On April 22, 2005, the Company’s IDT Entertainment division, through its wholly-owned Anchor Bay Entertainment subsidiary, entered into a $50.0 million five-year secured revolving credit facility (the “Facility”) with a bank group led by JPMorgan Chase Bank, N.A., which may be increased up to $75.0 million in certain circumstances, as set forth in the Facility. The Facility provides funding for, among other things, the production of live action and animated feature films and television series and the acquisition of additional titles for home video distribution. Interest on each loan under the Facility will be payable at either an annual Alternate Base Rate plus the Applicable Margin or at the London Interbank Offering Rate (“LIBOR”) plus the Applicable Margin, at the option of Anchor Bay, in each case as defined in the Facility. Pursuant to the Facility, the Alternate Base Rate is the greater of the Prime Rate, Base Certificate of Deposit (“CD”) Rate plus 1% and the Federal Funds Effective Rate plus 0.5%, in each case as defined in the Facility. Applicable Margin is 1.25% per annum in the case of an Alternate Base Rate loan or 2.25% per annum in the case of a LIBOR loan. The Facility requires Anchor Bay to pay an annual commitment fee of 0.5% per annum on any unused portion available to Anchor Bay under the Facility. Each loan may be prepaid in whole or in part at any time at Anchor Bay’s sole option without premium or penalty. The Facility contains various affirmative and negative covenants and representations and warranties. The Facility is secured by all of the issued and outstanding equity interests in the Company’s Anchor Bay, Manga, and New Arc subsidiaries. The Facility is non-recourse to IDT Corporation or to IDT Entertainment. At closing, $26.4 million was drawn down and as of April 30, 2005, $23.6 million remains available to the Company under the Facility. As of April 30, 2005, the effective interest rate on the sums drawn was 5.95%, and this rate is effective through April 26, 2006.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On April 28, 2005, the Company entered into a $12.0 million term loan payable over 8 years. The loan bears interest at the three month LIBOR plus 1.05% and is payable in quarterly installments consisting of principal and interest beginning on July 28, 2005, with the last installment payable on April 28, 2013. The loan is secured by a mortgage on a building owned by a subsidiary of the Company.

Note 12—Legal Proceedings and Contingencies

Legal proceedings in which the Company is involved are more fully described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 and the Company’s Quarterly Reports our Form 10-Q for the three months ended October 31, 2004 and January 31, 2005. Unless otherwise indicated in this Reports or the Quarterly Report for the three months ended October 31, 2004 and January 31, 2005, all legal proceedings discussed in that Annual Report and those Quarterly Reports remain outstanding.

The Company is subject to other legal proceedings, which have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurances in this regard, in the opinion of the Company’s management, such proceedings will not have a material adverse effect on the Company’s results of operations, cash flows, or its financial condition.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 13—Recently Issued Accounting Standard Not Yet Adopted

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes APB 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

The company plans to adopt SFAS No. 123(R) on August 1, 2005 using the modified prospective method.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost on grants of employee stock options. Accordingly, the adoption of SFAS No. 123(R) may have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on the future levels of share-based grants. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and earnings per share in Note 2 to our condensed consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement is not anticipated to be material since the Company does not currently recognize a benefit of excess tax deductions because of federal and state net operating loss carryforwards available to offset future U.S. federal and state taxable income.

Note 14—American Jobs Creation Act

On October 22, 2004 the American Jobs Creation Act (the “Act”) was signed into law. The Act includes a deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the Act, in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. As of April 30, 2005, the Company has the potential to repatriate up to $500 million of foreign earnings. The Company is in the process of evaluating the effects of the Act, and at this time, cannot predict an estimated completion date of any decision that it may make in regards to the Act. Accordingly, the Company cannot estimate the amount of taxes that may be payable on the eventual distribution of these earnings.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the notes to the condensed consolidated financial statements, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. Such forward-looking statements include, among other things, our plans to develop and market new products and services, improve our financial performance, enter new customer and geographic markets, expand our European consumer phone services business, develop our animation and entertainment businesses and the possible outcome of our litigation. Such forward-looking statements also include our expectations concerning factors affecting the markets for our products, such as changes in the U.S. and the international regulatory environment and the demand for telecommunications services. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. These risks and uncertainties include, but are not limited to, those risks discussed in this report. In addition to the factors specifically noted in the forward-looking statements, other important factors that could result in those differences include, but are not limited to, the fact that: each of our telecommunications business lines is highly sensitive to declining prices, which may adversely affect our revenues and margins; because our prepaid calling cards generate the bulk of our revenues, our growth is substantially dependent upon continuing growth in that area, and we face significant competition; we may not be able to obtain sufficient or cost-effective termination capacity to particular destinations to keep up with our growth; our customers, particularly our wholesale carrier customers, could experience financial difficulties which could adversely affect our revenues and profitability if we experience difficulties in collecting our receivables; the termination of our carrier agreements with foreign partners or our inability to enter into carrier agreements in the future could materially and adversely affect our ability to compete in foreign countries, which could reduce our revenues and profits; our revenues and our growth will suffer if our distributors and sales representatives, particularly Union Telecard Alliance, LLC, fail to effectively market and distribute our prepaid calling card products and other services; increased competition in the consumer and business telephone market, particularly from the regional bell operating companies, or RBOCs, and cable operators, could limit or reverse our growth in that area; the FCC may change the scope or breadth of calling card services subject to Universal Service Fund obligations, which could negatively affect our prepaid calling services; we rely on a few major customers in realizing our home entertainment video distribution revenues and a reduction in our business with these customers could have an adverse effect on us; a significant portion of our home entertainment video distribution revenues comes from a small number of titles; a loss of our rights to these titles, or our failure to replace them when our rights expire, could significantly harm our home entertainment video distribution business; the success of IDT Entertainment may depend on audience acceptance of our computer generated (“CG”) animated feature films, which is extremely difficult to predict and therefore inherently risky; animated films are expensive to produce and the uncertainties inherent in their production could result in the expenditure of significant amounts on films that are canceled or significantly delayed, which would adversely affect our revenues and financial condition; piracy, including digital and Internet piracy, may decrease revenues received from the exploitation of our entertainment products; Net2Phone has never been profitable; Net2Phone is pursuing new streams of revenue, including a cable telephony business, which it has not attempted to generate before and which may not be profitable; pricing pressures and increased use of VoIP technology may lessen Net2Phone’s competitive pricing advantage; Net2Phone has and plans to increasingly depend on its international operations, which subject it to unpredictable regulatory, economic and political environments; we have incurred significant losses since our inception, which could cause the trading price of our stock to decline; our growth strategy depends, in part, on our acquiring complementary businesses and assets and expanding our existing operations, which we may be unable to do; our revenues may be adversely affected if we fail to protect our proprietary technology or enhance or develop new technologies; we may be subject to claims of infringement of intellectual property rights of others; federal, state, local and international government regulations, including the recent FCC rule changes and litigation finding in the United States discussed below, may reduce our ability to provide services or make our business less profitable; we may become subject to increased price competition from other carriers due to federal regulatory changes in determining international settlement rates; federal and state regulations may be passed that could harm Net2Phone’s business; holders of our Class B common stock have significantly less voting power than holders of our Class A common stock and our common stock; IDT is controlled by its principal stockholder, which limits the ability of other stockholders to affect the management of IDT; and other factors and risks set forth in our Annual Report on Form 10-K for fiscal 2004 and our other filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth herein and the other information set forth from time to time in our reports filed with the United States Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for fiscal 2004.

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

Outlook

Since our inception, we have derived the majority of our revenues from IDT Telecom’s businesses, consisting primarily of our Retail Telecommunications Services segment, which markets prepaid and rechargeable calling cards and consumer phone services, and our Wholesale Telecommunications Services segment, which markets wholesale carrier services. These businesses have accounted for the bulk of our operating expenses as well (excluding restructuring and impairment charges). In the nine months ended April 30, 2005, IDT Telecom’s revenues accounted for 87.4% of our total revenues, compared to 87.0% in the nine months ended April 30, 2004.

For fiscal 2005, we anticipate revenue growth in our Retail Telecommunications Services segment, while we anticipate revenues from our Wholesale Telecommunications Services segment to remain primarily flat. We anticipate that the growth in our retail businesses will be driven by a continued increase in the number of active consumer phone services customers in Europe, as well as continued growth in our U.S. and non-U.S. calling card businesses and anticipated growth in our prepaid solutions business. We believe that the Retail Telecommunications Services segment will continue to account for 70% to 80% of IDT Telecom’s total revenues for fiscal 2005.

The future growth of our U.S.-based consumer phone services business will be largely dependent upon our ability to access our customer’s premises at a favorable cost. Competitive carriers such as IDT previously had access to a customer’s premises (local loop) as well as switching capabilities at a regulated wholesale cost per customer. However, in December 2004, the U.S. Federal Communications Commission (“FCC”) adopted new rules related to the incumbent local exchange carriers’ (“ILECs”) obligation to make these network elements available to competitors, as well as the price at which this access must be offered. Under the new rules, which became effective March 11, 2005, ILECs are no longer obligated to offer unbundled switching for mass market customers, and thus no longer required to offer UNE-P (Unbundled Network Element Platform). In addition, effective March 11, 2005, competitive local exchange carriers (“CLECs”) are not able to order new UNEs for which they are not eligible under the new rules. Also, during a twelve-month transition period, that began on March 11, 2005, for UNE-P, ILECs may charge a one dollar surcharge per line per month. After the twelve-month transition period, the rates will be negotiated based on Total Service Resale (“TSR”), which is provided by ILECs to CLECs at a price based on the retail tariff price, minus a fixed percentage discount. These restrictions relating to our access to these network elements will have a materially negative effect upon our ability to offer local phone services in the United States. We may not be able to pass along such cost increases to our customers, resulting in reduced margins in this business. We have temporarily suspended the marketing and advertising of our bundled service to new customers in the United States and may have to discontinue such marketing and advertising on a permanent basis, as it might become uneconomical to acquire and provide service to new subscribers. However, we continue to negotiate with the ILECs, with the intent of signing long-term commercial arrangements, which will allow us to grow this business.

In February 2005, the FCC ruled on a request by AT&T to declare that certain prepaid calling cards offered by AT&T are not subject to access charges imposed by local telephone companies, and that revenues from those cards are not subject to assessment for Universal Service Fund (“USF”) contributions. The FCC rejected AT&T’s request, and determined that the AT&T prepaid cards were subject to access charges and USF contributions. Its decision was limited to a particular type of card, described by AT&T in its request, in which all callers heard a prerecorded advertisement before using the prepaid card to make telephone calls. IDT’s compliance with applicable rules and regulations has never been predicated on the exemption sought by AT&T. Therefore, we believe our calling card business is not directly affected by this FCC decision. AT&T is appealing the FCC’s decision in a federal court, and we cannot predict whether a future court decision in this case may affect our prepaid card business. In its decision, the FCC also noted that AT&T offers a variety of newer prepaid card services not described in its original request, and it commenced a rulemaking to consider more broadly the extent to which these and other types of calling card services may be subject to access charges and USF contributions. It is possible that this rulemaking could have a material adverse effect on some of our prepaid card services, depending on what service characteristics the FCC finds determinative in applying access charges and USF obligations, but we cannot predict either the timing or the substance of any new rules the FCC may adopt.

The worldwide telecommunications industry has been characterized in recent years by excess network capacity, which has led to intense price competition, resulting in a significant decline in both our average per-minute price realizations and our average per-minute termination costs. During the nine months ended April 30, 2005, our average price realization was $0.0748 per minute, down 10.3% from $0.0834 per minute in the nine months ended April 30, 2004, while our average per-minute termination cost dropped 11.1% to $0.0635 in the nine months ended April 30, 2005, from $0.0714 in the nine months ended April 30, 2004. Average price realization represents the average revenue per minute we recognize on the minutes that we sell within our calling card and wholesale carrier businesses. It excludes minutes of use related to our consumer phone services business, which are not carried over our own network. Our average termination cost per minute represents our average direct cost of revenues per minute that we buy in order to terminate calls related to our calling card and wholesale carrier businesses. These costs exclude minutes of use for our consumer phone services business, which are not carried over our own network.

In both the retail services and wholesale carrier businesses, our competitors have continued to aggressively price their services. This has led to continued erosion in pricing power, both in our retail and wholesale markets, and we have generally had to pass along our per-minute cost savings to our customers in the form of lower prices. Therefore, although IDT Telecom’s minutes of use have been increasing substantially, IDT Telecom’s revenues have increased at a much slower rate. We have seen continued declines in our overall per-minute price realizations through the first three quarters of fiscal 2005, primarily due to lower wholesale carrier per-minute price realizations. We expect to see some further price declines throughout the remainder of fiscal 2005, as the markets in which we compete have generally remained competitive.

We have also acquired various businesses within our IDT Entertainment segment. As a result of the acquisitions of Anchor Bay Entertainment and Mainframe Entertainment in December 2003, DKP Effects in March 2004, and Manga Entertainment in June 2004, IDT Entertainment reported revenues of $147.5 million in the nine months ended April 30, 2005, a substantial increase over revenues of $76.0 million generated in the nine months ended April 30, 2004. We expect to report substantial revenue growth for fiscal 2005, as the above fiscal 2004 acquisitions will be consolidated, for the first time, for a full year in fiscal 2005. We expect fiscal 2005 revenues approaching $200 million for IDT Entertainment. We also anticipate that IDT Entertainment will continue to incur significant costs relating to its existing and new businesses. IDT Entertainment’s strategy for growth is twofold: production of proprietary computer generated, or CG, animated films to be released theatrically, and continued investment in original productions and new video licenses for television broadcast and retail distribution. Although we expect to derive significant benefits from equity stakes in our proprietary productions, revenues in the near term will be primarily generated by our video distribution business and by production service contract work. On June 8, 2005, IDT Entertainment announced it has signed a two-year, multi-picture distribution deal with Twentieth Century Fox. Under terms of the agreement, Twentieth Century Fox will distribute CG animated theatrical releases produced by IDT Entertainment. IDT Entertainment continues production on its first CG animated feature film, Yankee Irving, scheduled for release in 2006 and we are also in various stages of production on two additional CG animated feature films.

On April 22, 2005, our IDT Entertainment division, through our wholly-owned Anchor Bay Entertainment subsidiary, entered into a $50.0 million five-year secured revolving credit facility (the “Facility”) with a bank group led by JPMorgan Chase Bank, N.A., which may be increased up to $75.0 million in certain circumstances, as set forth in the Facility. The Facility provides funding for, among other things, the production of live action and animated feature films and television series and the acquisition of additional titles for home video distribution. Interest on each loan under the Facility will be payable at either an annual Alternate Base Rate plus the Applicable Margin or at the London Interbank Offering Rate (“LIBOR”) plus the Applicable Margin, at the option of Anchor Bay, in each case as defined in the Facility. Pursuant to the Facility, the Alternate Base Rate is the greater of the Prime Rate, Base Certificate of Deposit (“CD”) Rate plus 1% and the Federal Funds Effective Rate plus 0.5%, in each case as defined in the Facility. Applicable Margin is 1.25% per annum in the case of an Alternate Base Rate loan or 2.25% per annum in the case of a LIBOR loan. The Facility requires Anchor Bay to pay an annual commitment fee of 0.5% per annum on any unused portion available to Anchor Bay under the Facility. Each loan may be prepaid in whole or in part at any time at Anchor Bay’s sole option without premium or penalty. The Facility contains various affirmative and negative covenants and representations and warranties. The Facility is secured by all of the issued and outstanding equity interests in our Anchor Bay, Manga, and New Arc subsidiaries. The Facility is non-recourse to IDT Corporation or to IDT Entertainment. At closing, $26.4 million was drawn down and as of April 30, 2005, $23.6 million remains available to us under the Facility. As of April 30, 2005, the effective interest rate on the sums drawn was 5.95% and this rate is effective through April 26, 2006.

Our Voice over IP segment, consisting mostly of our interest in Net2Phone, provides cable operators with a solution through which they can offer their cable subscribers residential phone services. Net2Phone expects its cable telephony business to represent an increasing portion of its revenues in future years. Net2Phone expects to incur significant costs and capital expenditures to fund the anticipated growth of this business.

On December 15, 2004, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), which was consummated on March 8, 2005, with certain subsidiaries of Liberty Media. Pursuant to the Merger Agreement, we acquired all of Liberty Media’s direct and indirect interests in Net2Phone in exchange for 3.75 million shares of our Class B common stock, with a fair market value of $56.1 million. Through this transaction, we increased our effective equity interest in Net2Phone to approximately 40.9% and our aggregate voting power to approximately 57.0%.

We have also developed various businesses within our IDT Capital segment, which generated revenues of $24.9 million in the nine months ended April 30, 2005. During the nine months ended April 30, 2005, IDT Capital incurred $9.7 million in operating losses. We anticipate that IDT Capital will continue to incur significant costs relating to its existing and new businesses. The timing and magnitude of revenues and/or operating profits from IDT Capital’s new businesses remains uncertain.

In May 2004, the Company announced the restructuring of its IDT Solutions business segment, which consists of Winstar Holdings, LLC. Such restructuring entailed a substantial de-emphasis of IDT Solutions’ CLEC (Competitive Local Exchange Carrier) business, by ceasing the provision of retail switched communications services to commercial customers. Such discontinuation of services has now been completed, except that IDT Solutions currently continues to provide communications services to select governmental customers while it negotiates alternative ways to exit this remaining business. IDT Solutions intends to keep its broad collection of exclusively licensed commercial fixed wireless spectrum licenses, and to operate and market wireless spectrum products and solutions.

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

Three Months Ended April 30, 2005 Compared to Three Months Ended April 30, 2004

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, net interest income, other income (expense), minority interests, and income taxes are only reflected in our Consolidated discussion.

Consolidated

Revenues. Revenues increased 7.3%, from $565.7 million in the three months ended April 30, 2004 to $606.7 million in the three months ended April 30, 2005. The increase is mainly due to a 10.2% increase in IDT Telecom revenues and the inclusion for an entire quarter in fiscal 2005 of revenues from companies acquired by IDT Entertainment in the second half of fiscal 2004, partially offset by a 90.7% decrease in IDT Solutions revenues, due to its exit from the CLEC business. The increase in IDT Telecom revenues primarily resulted from the growth in consumer phone services and calling cards. IDT Telecom grew minutes of use by 17.5% (excluding minutes related to our consumer phone services business, which are not carried over our own network), from 4.952 billion in the three months ended April 30, 2004 to 5.817 billion in the three months ended April 30, 2005, which outweighed the effect of a decline in the average revenue per-minute.

Direct Cost of Revenues. Direct cost of revenues increased 5.8%, from $428.7 million in the three months ended April 30, 2004 to $453.5 million in the three months ended April 30, 2005. The increase is due primarily to the growth in our telecommunications minutes of use, partially offset by a decrease in IDT Solutions’ cost of revenues, due to its exit from the CLEC business. As a percentage of total revenues, direct costs decreased from 75.8% in the three months ended April 30, 2004 to 74.8% in the three months ended April 30, 2005. This decrease in direct costs as a percentage of total revenues is due primarily to improved margins at IDT Entertainment, and a shift in revenue mix toward our higher margin video distribution business.

Selling, General and Administrative. Selling, general and administrative expenses increased 2.2%, from $132.0 million in the three months ended April 30, 2004 to $134.9 million in the three months ended April 30, 2005. The increase is primarily due to the growth of our consumer phone services business in the United Kingdom, ongoing geographic expansion, investments in the development of new businesses and services in both the United States and abroad, the increase in costs to support the expanded operations of IDT Entertainment, partially offset by a decrease in selling, general and administrative expenses at IDT Solutions, due to its exit from the CLEC business. As a percentage of total revenues, selling, general and administrative expenses decreased from 23.3% in the three months ended April 30, 2004 to 22.2% in the three months ended April 30, 2005, as revenues grew at a faster rate than did selling, general and administrative expenses.

Depreciation and Amortization. Depreciation and amortization expense increased 22.7%, from $24.6 million in the three months ended April 30, 2004 to $30.2 million in the three months ended April 30, 2005. The increase is primarily due to our higher fixed asset base during fiscal 2005, reflecting the expansion of our telecommunications network infrastructure and facilities, and the inclusion during fiscal 2005 of depreciation and amortization from companies acquired by IDT Entertainment in fiscal 2004, partially offset by a decrease in depreciation and amortization expense at IDT Solutions, as a result of asset impairments recorded in the second half of fiscal 2004 in conjunction with its exit from the CLEC business. As a percentage of revenues, depreciation and amortization expense increased from 4.4% in the three months ended April 30, 2004 to 5.0% in the three months ended April 30, 2005, as depreciation and amortization grew at a faster rate than did revenues.

Non-cash Compensation. Non-cash compensation charges increased from negative compensation of $1.2 million in the three months ended April 30, 2004 to $8.2 million in the three months ended April 30, 2005. Refer to the respective segment sections for a full discussion of these charges.

Restructuring and Impairment Charges. Restructuring and impairment charges decreased from $39.9 million in the three months ended April 30, 2004 to $3.6 million in the three months ended April 30, 2005. Refer to the respective section of the IDT Telecom, IDT Solutions and Voice over IP segments for a full discussion of these charges. In addition, during the three months ended April 30, 2004, impairment charges also included $10.4 million relating to IDT Capital’s write-off of its TyCom undersea fiber assets, that TyCom Ltd. and several related Tyco entities were to deliver to us pursuant to a settlement agreement that resolved a prior dispute. We are currently in litigation against TyCom and related Tyco entities alleging that they have breached the settled agreement by failing to deliver the fiber assets to us.

Loss from Operations. Loss from operations decreased from $58.4 million in the three months ended April 30, 2004 to $23.8 million in the three months ended April 30, 2005. The year-over-year decrease in operating loss is primarily due to the decreased loss from operations at IDT Solutions and IDT capital, partially offset by decreased income from operations at IDT Telecom and increased losses at Voice over IP.

Interest. Net interest income increased from $5.1 million in the three months ended April 30, 2004 to $5.3 million in the three months ended April 30, 2005. The increase is due primarily to higher market interest rate returns in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004.

Other Income (Expense). Other income (expense) amounted to expense of $1.8 million in the three months ended April 30, 2004, compared to income of $7.3 million in the three months ended April 30, 2005. Other income (expense) for the three months ended April 30, 2005 and 2004 consisted mostly of net realized gains (losses) from the sale of marketable securities and investments.

Minority Interests. Minority interests accounted for $18.0 million of expense in the three months ended April 30, 2004 compared to $0.4 million of income in the three months ended April 30, 2005. Minority interests arise mostly from our 51% equity ownership in Union Telecard Alliance and our average equity ownership of approximately 19.8% and 31.7% of Net2Phone during the third quarters of fiscal 2004 and 2005, respectively. The year-over-year decrease in minority interest expense is partially due to an increase of $11.7 million in the net loss that Net2Phone reported in the three months ended April 30, 2005, as compared to the three months ended April 30, 2004, as well as the acquisition of an additional 26% interest in the equity of Net2Phone, which was consummated on March 8, 2005.

On March 4, 2004, as part of a larger transaction, we acquired from Liberty Media 40,000 shares of Series A preferred stock of IDT Investments, a subsidiary of IDT. In connection with this transaction, we recorded an increase to minority interest expense of $7.1 million, to adjust the acquired preferred stock to its accreted value.

In addition, on April 28, 2004, in conjunction with an exercise by Hicks, Muse, Tate & Furst Incorporated (“HMTF”) of 2.2 million options to acquire shares of IDT Class B common stock, we received from HMTF 18,195 shares of Series B preferred stock of IDT Investments that it held. In connection with this transaction, we recorded an increase to minority interest expense of $2.9 million, to adjust the preferred stock received to its accreted value.

Income Taxes. Income tax expense was $3.8 million in the three months ended April 30, 2004, compared to $3.6 million in the three months ended April 30, 2005. Income tax expense results primarily from the income generated by our foreign subsidiaries.

Net Loss. Our consolidated net loss decreased from $76.8 million in the three months ended April 30, 2004 to a net loss of $14.3 million in the three months ended April 30, 2005. The decrease in net loss is due primarily to the decreased loss from operations at IDT Solutions and at IDT Capital, the improvement in minority interest expense, and from realized gains from the sale of marketable securities and investments.

IDT Telecom—Retail Telecommunications Services and Wholesale Telecommunications Services Segments

Revenues. IDT Telecom revenues increased 10.2%, from $481.8 million in the three months ended April 30, 2004 to $531.0 million in the three months ended April 30, 2005. Revenues increased primarily as a result of the growth in both consumer phone services and calling cards. We grew minutes of use by 17.5% (excluding minutes related to our consumer phone services business, which are not carried over our own network), from 4.952 billion in the three months ended April 30, 2004 to 5.817 billion in the three months ended April 30, 2005. The growth in minutes of use occurred both in our Retail Telecommunications Services and Wholesale Telecommunications Services segments, with most of the year-over-year gain due to growth within our calling card businesses in Europe. Revenues grew at a slower rate than did minutes of use, due to a 9.0% decline in average revenue-per-minute, from $0.0815 during the three months ended April 30, 2004 to $0.0742 during the three months ended April 30, 2005. The decrease in average revenue-per-minute is due primarily to continued competition in both retail and wholesale markets.

Revenues from Retail Telecommunications Services increased $48.2 million, or 14.0%, from $343.3 million in the three months ended April 30, 2004 to $391.5 million in the three months ended April 30, 2005. This growth reflects a $30.4 million increase in sales of calling cards and a $17.8 million increase in consumer phone services revenues. As a percentage of IDT Telecom’s overall revenues, Retail Telecommunications Services revenues increased from 71.2% in the three months ended April 30, 2004 to 73.7% in the three months ended April 30, 2005, as revenues from our retail businesses grew at a faster rate than did revenues from our wholesale business. Calling card sales increased 10.9%, from $277.8 million in the three months ended April 30, 2004 to $308.4 million in the three months ended April 30, 2005. This growth was broadly based geographically, and specially strong in Latin America and Asia. These regions continued to make steady market share progress during fiscal 2005, although they continue to represent a small proportion of our global calling card operations.

Calling card sales as a percentage of Retail Telecommunications Services revenues decreased to 78.8% in the three months ended April 30, 2005 from 80.9% in the three months ended April 30, 2004, as revenues from consumer phone services grew at a faster rate than did revenues from calling card sales. Revenues from consumer phone services, in which we act as a switchless reseller of another company’s network, increased 27.2%, from $65.4 million in the three months ended April 30, 2004 to $83.1 million in the three months ended April 30, 2005. The increase is primarily due to the year-over-year growth in our customer base for America Unlimited, the IDT bundled calling plan which features unlimited local and long distance calling within the United States for a fixed monthly rate, and to the growth in customer base for our Toucan consumer phone product in the United Kingdom.

The customer base for America Unlimited was approximately 259,000 as of April 30, 2005. In addition, we had approximately 352,000 long distance-only customers as of April 30, 2005. During the second quarter of fiscal 2005, we scaled back our customer acquisition efforts for our bundled service offering, due to the FCC’s December 15, 2004 ruling relating to UNE-P and the terms under which ILECs are obligated to make their networks available to other telecommunications companies. As a result, we have experienced declines in our bundled customer base, revenues and selling and marketing expenses in the third quarter of fiscal 2005, when compared to the second quarter of fiscal 2005. We are currently negotiating long-term commercial arrangements with the ILECS, and our intent is to resume our customer acquisition efforts if and once such negotiations are successful.

In the United Kingdom, we continue to build the customer base for Toucan - our residential communications brand. As of April 30, 2005, we had approximately 138,000 active customers. The expansion of the Toucan brand, which has already gained significant recognition in the United Kingdom market, involves both a broadening of the suite of service offerings, as well as expansion into other countries. During the second quarter, we added Internet access to our offering and we are planning a Toucan-branded cellular service to be rolled out later this year. Our Internet access service offerings include both dial-up and broadband access services, marketed under the ToucanSurf brand. We plan to expand Toucan to other European markets and anticipate the launch of the service in the Netherlands during the first half of fiscal 2006 and in Belgium later in that fiscal year.

Gross margins for our consumer phone services business in the third quarter of fiscal 2005 were 47.8%, compared to margins of 51.8% in the third quarter of fiscal 2004, reflecting a shift in consumer phone services revenue mix towards our U.K. business, which tends to experience somewhat lower gross margins than does our business in the United States.

Through our subsidiary Corbina Telecom, a licensed, full service telecommunications operator, we offer a broad range of services throughout the rapidly growing Russian market. Such services include fixed line telephony for domestic and long-distance voice, VoIP, lease line services, wholesale carrier services, Internet access (dial-up and broadband) and VPN. Corbina owns its own telecommunications network with over 700 kilometers of optic fiber in Moscow. It is also the first and only virtual cellular operator in Russia, selling under its own brand the services of the second largest cellular operator in Russia. Revenues generated by Corbina in the three months ended April 30, 2005 were $15.9 million, an increase of 23.2% from $12.9 million in the three months ended April 30, 2004. Corbina represented 3.0% and 2.8% of IDT Telecom’s total revenues in the three months ended April 30, 2005 and 2004, respectively.

Wholesale Telecommunications Services revenues increased $0.9 million, or 0.7%, from $138.5 million in the three months ended April 30, 2004 to $139.4 million in the three months ended April 30, 2005, as increased traffic volumes were partially offset by lower per-minute price realizations. As a percentage of IDT Telecom’s total revenues, Wholesale Telecommunications Services revenues decreased from 28.7% in the three months ended April 30, 2004 to 26.3% in the three months ended April 30, 2005, as revenues from our retail businesses grew at a faster rate than did revenues from our wholesale business.

Direct Cost of Revenues. Direct cost of revenues increased 10.1%, from $368.2 million in the three months ended April 30, 2004 to $405.5 million in the three months ended April 30, 2005, due primarily to the growth in our telecommunications minutes of use. As a percentage of IDT Telecom’s total revenues, direct costs remained unchanged at 76.4% in both the three months ended April 30, 2004 and 2005. Our average termination cost-per-minute declined 9.5% to $0.0634 in the three months ended April 30, 2005, from $0.0701 in the three months ended April 30, 2004.

Direct cost of revenues for Retail Telecommunications Services increased $34.3 million, or 14.0%, from $244.9 million in the three months ended April 30, 2004 to $279.2 million in the three months ended April 30, 2005. This increase reflects a $22.4 million increase in direct costs for our calling card business and an $11.9 million increase in direct costs for our consumer phone services business. As a percentage of Retail Telecommunications Services revenues, direct costs remained unchanged at 71.3% in the three months ended April 30, 2004 and 2005.

Direct cost of revenues for consumer phone services increased 37.8%, from $31.5 million in the three months ended April 30, 2004 to $43.4 million in the three months ended April 30, 2005. The increase is due to the significant growth in consumer phone services revenues. As a percentage of consumer phone services revenue, direct costs increased from 48.2% in the three months ended April 30, 2004, to 52.2% in the three months ended April 30, 2005, reflecting the shift in our consumer phone services revenue mix towards our U.K. business, which tends to experience somewhat lower gross margins than does our business in the Unites States.

The future growth of our U.S.-based consumer phone services business will be significantly affected by the changes to the FCC’s rules related to the ILECs’ obligation to make their network elements available to competitors. While we continue to negotiate with the ILECs, seeking long-term arrangements that would provide us with the necessary access to a customer’s premises as well as switching capabilities, we may not be successful. Further, we may not be able to pass along any related cost increases to our customers, resulting in reduced margins in this business. We have temporarily suspended the marketing and advertising of our bundled service to new customers in the United States and may have to discontinue such marketing and advertising on a permanent basis, as it might become uneconomical to acquire and provide service to new subscribers.

Direct cost of revenues for Wholesale Telecommunications Services increased 2.4%, from $123.3 million in the three months ended April 30, 2004 to $126.3 million in the three months ended April 30, 2005 of the growth in wholesale carrier minutes. As a percentage of Wholesale Telecommunications Services revenues, direct costs increased from 89.0% in the three months ended April 30, 2004 to 90.6% in the three months ended April 30, 2005, as our average revenue-per minute decreased at a faster rate than our per minute costs for terminating traffic.

Selling, General and Administrative. Selling, general and administrative expenses increased 14.4%, from $76.0 million in the three months ended April 30, 2004 to $87.0 million in the three months ended April 30, 2005. The increase is due to several factors, including higher sales and marketing expenses resulting from the growth of our consumer phone services business in the United Kingdom, increased headcount to support the growth of our consumer phone services business and our ongoing geographic expansion, and increased investments in the development of new businesses, in both the United States and abroad. The majority of the headcount increase has taken place outside the United States, particularly in Western Europe, Russia, Asia, and Latin America. New businesses, which have not yet contributed materially to our revenues, include both telecom and non-telecom products and services marketed to our existing retail and wholesale customer bases. As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses increased from 15.8% in the three months ended April 30, 2004, to 16.4% in the three months ended April 30, 2005, as selling, general and administrative expenses increased at a faster rate than did our revenues.

Depreciation and Amortization. Depreciation and amortization expense increased 38.0%, from $16.4 million in the three months ended April 30, 2004 to $22.7 million in the three months ended April 30, 2005, primarily as a result of our higher fixed asset base, arising from expenditures we made designed to expand both the overall capacity and geographic footprint of our telecommunications network. As a percentage of IDT Telecom’s total revenues, depreciation and amortization expense increased from 3.4% in the three months ended April 30, 2004 to 4.3% in the three months ended April 30, 2005, as depreciation and amortization increased at a faster rate than did our revenues.

Non-cash Compensation. Non-cash compensation was $2.2 million in the three months ended April 30, 2004 compared to $3.7 million in the three months ended April 30, 2005, and related primarily to the amortization of deferred compensation from restricted stock grants and to charges for stock options granted to outside consultants for past services.

Restructuring and Impairment Charges. Impairment charges of $0.9 million were recorded by IDT Telecom during the three months ended April 30, 2004, resulting from the write-off of goodwill relating to an unprofitable call center business which we ceased funding. No such charges were recorded during the three months ended April 30, 2005.

Income from Operations. Income from operations decreased from $18.1 million in the three months ended April 30, 2004 to $12.1 million in the three months ended April 30, 2005. The decrease resulted primarily from higher selling, general and administrative expenses, as discussed above.

IDT Entertainment Segment

On March 29, 2004, we consummated the acquisition of DKP Effects, a producer of three-dimensional animation and special effects. On June 9, 2004, we consummated the acquisition of Manga Entertainment, a film company specializing in the production, distribution and worldwide marketing of Japanese animation, or anime, for home video/DVD releases, theatrical, and television broadcast. DKP Effects and Manga Entertainment are included in our results of operations from their respective dates of acquisition.

Revenues. Revenues increased 12.8%, from $40.7 million in the three months ended April 30, 2004 to $46.0 million in the three months ended April 30, 2005. The increase is primarily due to strong revenue generation from Anchor Bay, due to successful video releases during the third quarter of fiscal 2005, the inclusion of revenues in fiscal 2005 from Manga Entertainment, and from revenues from our live action division, New Arc Entertainment. During the next few months, IDT Entertainment will be releasing a number of well-known titles into the retail market. We continue to expect full year fiscal 2005 revenues approaching $200 million for IDT Entertainment.

Direct Cost of Revenues. Direct cost of revenues remained essentially flat at $28.1 million in the three months ended April 30, 2005 compared to $28.3 million in the three months ended April 30, 2004. Direct cost of revenues consist primarily of production labor costs incurred on contract production work by Film Roman, Mainframe and DKP Effects, and of direct product costs incurred by Anchor Bay and Manga Entertainment, including the manufacturing and distribution costs of videos and DVDs and royalty expenses. As a percentage of IDT Entertainment’s revenues, direct cost of revenues decreased from 69.5% in the three months ended April 30, 2004 to 61.0% in the three months ended April 30, 2005, largely as a result of the inclusion and growth of our video distribution business, consisting of Anchor Bay and Manga Entertainment, which has significantly higher margins than our contract production work business.

Selling, General and Administrative. Selling, general and administrative expenses increased 37.9%, from $8.3 million in the three months ended April 30, 2004 to $11.5 million in the three months ended April 30, 2005. The increase is primarily due to the inclusion and growth of expenses from Anchor Bay and Manga Entertainment. Selling, general and administrative expenses consist primarily of compensation costs, as well as advertising and promotion costs of our video distribution business. As a percentage of IDT Entertainment’s revenues, selling, general and administrative expenses increased from 20.4% in the three months ended April 30, 2004 to 24.9% in the three months ended April 30, 2005, as selling, general and administrative expenses grew at a faster rate than did revenues.

Depreciation and Amortization. Depreciation and amortization expense increased from $1.2 million in the three months ended April 30, 2004 to $2.8 million in the three months ended April 30, 2005. The increase is primarily due to the inclusion of amortization expense relating to the intangible assets recorded as a result of our fiscal 2004 acquisitions. As a percentage of IDT Entertainment’s revenues, depreciation and amortization expense increased from 2.9% in the three months ended April 30, 2004 to 6.2% in the three months ended April 30, 2005.

Non-cash Compensation. Non-cash compensation was $0.6 million in the three months ended April 30, 2004 compared to $0.5 million in the three months ended April 30, 2005, and related to the amortization of deferred compensation from restricted stock grants.

Income from Operations. Income from operations in the three months ended April 30, 2005 was $3.1 million, compared to income from operations of $2.4 million in the three months ended April 30, 2004. The improvement in income from operations is largely due to the inclusion and growth of our video distribution business.

Voice over IP Segment

Revenues. Revenues are earned from per-minute charges to Net2Phone’s customers, primarily on a prepaid basis, and the sale of VoIP equipment and services to consumers, resellers, other carriers and cable operators. Revenues decreased 17.5%, from $20.8 million in the three months ended April 30, 2004 to $17.1 million in the three months ended April 30, 2005, primarily because, of a cumulative adjustment to Net2Phone’s deferred revenue balance recorded in the third quarter of fiscal 2005, which resulted in a $2.3 million decrease in revenues. Excluding this adjustment, revenues would have declined by 6.7% compared to revenues for the three months ended April 30, 2004.

Direct Cost of Revenues. Direct cost of revenues consists primarily of network costs associated with carrying customers’ traffic on Net2Phone’s network and leased networks, and routing their calls through a local telephone company to reach their final destination. It also includes the cost of purchasing, storing and shipping VoIP devices. Direct cost of revenues decreased 10.6%, from $12.1 million in the three months ended April 30, 2004 to $10.8 million in the three months ended April 30, 2005. As a percentage of total Voice over IP revenues, direct costs increased from 58.2% in the three months ended April 30, 2004 to 63.1% in the three months ended April 30, 2005, due to the aforementioned $2.3 million adjustment to revenues, recorded in fiscal 2005. Excluding this adjustment, direct costs as a percentage of total Voice over IP revenues declined to 55.7%.

Selling, General and Administrative. Selling, general and administrative expenses increased 16.2%, from $11.8 million in the three months ended April 30, 2004 to $13.7 million in the three months ended April 30, 2005. As a percentage of total Voice over IP revenues, selling, general and administrative expenses increased from 56.7% in the three months ended April 30, 2004 to 79.7% in the three months ended April 30, 2005. Excluding the $2.3 adjustment to revenues noted above, selling, general and administrative expenses as a percentage of total voice over IP revenues increased to 70.6%. The increase, both in absolute dollar terms and as a percentage of revenues, is due primarily to increased costs associated with Net2Phone’s cable telephony business. Net2Phone expects to incur additional significant selling, general and administrative expenses as it continues to grow its cable telephony business.

Depreciation and Amortization. Depreciation and amortization expense decreased 12.3%, from $2.7 million in the three months ended April 30, 2004 to $2.3 million in the three months ended April 30, 2005 as a result of a lower depreciable asset base. As a percentage of total Voice over IP revenues, depreciation and amortization expense increased from 13.0% in the three months ended April 30, 2004 to 13.7% in the three months ended April 30, 2005.

Non-cash Compensation. Non-cash compensation was $1.4 million in the three months ended April 30, 2005 compared to negative non-cash compensation of $7.1 million in the three months ended April 30, 2004. This change is primarily due to a reversal in the quarter ended April 30, 2004 of previously recorded charges of $7.6 million. These reversals primarily resulted from repriced employee stock options, which are subject to variable accounting treatment due to a significant decline in Net2Phone’s stock price. Net2Phone recorded no such mark to market adjustment during the third quarter of fiscal 2005 because its stock price was below the exercise price of all repriced options both at January 31, 2005 and at April 30, 2005.

For the third quarter of fiscal 2005, non-cash compensation primarily related to Net2Phone’s stock-based incentive compensation program.

Restructuring and Impairment Charges. Restructuring and impairment charges were $0.4 million in the three months ended April 30, 2004 compared to $0.5 million in the three months ended April 30, 2005. The charges related primarily to contract termination costs and employee separation costs.

Income (Loss) from Operations. Loss from operations in the three months ended April 30, 2005 was $11.5 million, compared to an income from operations of $0.9 million in the three months ended April 30, 2004, primarily as a result of the $8.5 million year over year change in non-cash compensation noted above, as well as the increase in selling, general and administrative expenses.

IDT Solutions Segment

Revenues. Revenues declined 90.7%, from $17.2 million in the three months ended April 30, 2004 to $1.6 million in the three months ended April 30, 2005. In May 2004, the Company announced the restructuring of its IDT Solutions business segment, which consists of Winstar Holdings, LLC. Such restructuring entailed a substantial de-emphasis of IDT Solutions’ CLEC business, by ceasing the provision of retail switched communications services to commercial customers. Such discontinuation of services has now been completed, except that IDT Solutions currently continues to provide communications services to select governmental customers while it negotiates alternative ways to exit this remaining business. IDT Solutions intends to keep its broad collection of exclusively licensed commercial fixed wireless spectrum licenses, and to operate and market wireless spectrum products and solutions.

Direct Cost of Revenues. Direct cost of revenues decreased 87.6%, from $20.1 million in the three months ended April 30, 2004 to $2.5 million in the three months ended April 30, 2005, as a result of the exit from the CLEC business. As a percentage of IDT Solutions’ revenues, direct costs increased from 116.9% in the three months ended April 30, 2004 to 156.6% in the three months ended April 30, 2005, reflecting the high costs of operating Winstar’s Network in order to provide service to our remaining government customers, who generate only a small amount of revenues.

Selling, General and Administrative. Selling, general and administrative expenses decreased 81.4%, from $20.9 million in the three months ended April 30, 2004 to $3.9 million in the three months ended April 30, 2005, as a result of the exit from the CLEC business. As a percentage of IDT Solutions’ revenues, selling, general and administrative expenses increased from 121.5% in the three months ended April 30, 2004 to 242.4% in the three months ended April 30, 2005, reflecting the high costs of operating Winstar’s business in order to provide service to our remaining government customers, who generate only a small amount of revenues. The main component of selling, general and administrative expenses for the three months ended April 30, 2004 and 2005 was employee compensation and benefits, accounting for $9.7 million and $2.1 million, or about 46.4% and 53.5%, respectively, of total selling, general and administrative expenses.

Depreciation and Amortization. Depreciation and amortization expense decreased 70.3%, from $3.0 million in the three months ended April 30, 2004 to $0.9 million in the three months ended April 30, 2005, reflecting a significantly lower fixed asset base during the third quarter of fiscal 2005, as a result of impairment charges recorded during the second half of fiscal 2004. As a percentage of IDT Solutions’ revenues, depreciation and amortization increased from 17.4% in the three months ended April 30, 2004 to 56.3% in the three months ended April 30, 2005, as revenues decreased at a faster rate than did depreciation and amortization.

Non-cash Compensation. Non-cash compensation charges were nil in the three months ended April 30, 2005 compared to $0.5 million in the three months ended April 30, 2004, and related to the amortization of deferred compensation from restricted stock grants.

Restructuring and Impairment Charges. Restructuring and impairment charges were $3.1 million in the three months ended April 30, 2005 compared to $28.1 million in the three months ended April 30, 2004.

Restructuring and impairment charges consist of the following (in thousands):

	Three Months Ended April 30,
	2005	2004
Workforce reductions	$504	$3,568
Impairment charges	—	24,483
Real estate network and connectivity reductions	2,092	—
Other	490	63

Total	$3,086	$28,114

In the first quarter of fiscal 2004, we approved a restructuring plan aimed at reducing the operating losses of IDT Solutions. On May 12, 2004, we announced a further restructuring plan for IDT Solutions, including the exit from IDT Solutions’ CLEC business. The restructuring plans included reductions to IDT Solutions’ workforce, real estate network and network connectivity. The first quarter of fiscal 2004 restructuring plan has been fully implemented. The May 2004 restructuring plan is mostly complete, except that IDT Solutions currently continues to provide communications services to select governmental customers while it negotiates alternative ways to exit this remaining business.

As we continue to restructure IDT Solutions, we will be required to maintain minimum service level commitments to customers. Failure to maintain adequate network infrastructure and or support services could result in additional costs and liabilities to us pursuant to our agreements with these customers.

Workforce reductions

In connection with the May 2004 restructuring, the Company notified 164 employees of their employment termination, and thus recorded workforce reduction charges of $3.6 million in the three months ended April 30, 2004. IDT Solutions has reduced its workforce to approximately 40 employees as of April 30, 2005. For the three months ended April 30, 2005, the Company recorded workforce reduction charges of $0.5 million.

Impairment charges

We tested the recoverability of IDT Solutions’ long-lived assets, as a result of the May 2004 restructuring plan announcement. In connection with such tests, we recorded impairment charges of $13.3 million, $6.2 million, and $5.0 million to write down fixed assets, capitalized labor and intangibles, respectively, to their estimated net realizable value, during the three months ended April 30, 2004.

Real estate network and connectivity reductions

As part of the May 2004 restructuring, we terminated leases and related connectivity on approximately 2,110 buildings on IDT Solutions’ network. As of April 30, 2005, approximately 66 buildings remained on IDT Solutions’ network. During the three months ended April 30, 2005, we recorded real estate network reduction charges of $0.6 million and connectivity reduction charges of $1.5 million.

Although we do not anticipate any additional connectivity related restructuring charges going forward, we do expect to incur additional costs relating to the early termination of real estate network leases. Beginning fiscal 2004, we stopped paying rent on many of IDT Solutions’ real estate leases due to the ongoing New York and New Jersey BOMA litigations, as described in more detail in our Annual Report on Form 10-K for the year ended July 31, 2004, but continue, to accrue for such amounts. On January 25, 2005, the New York BOMA litigation filed in the United States District Court, Southern District of New York, was dismissed. On or about February 18, 2005, we filed a notice of appeal to the United States Court of Appeals for the Second Circuit. Pending the ultimate outcome of the remaining New Jersey BOMA litigation and our appeal related to the New York BOMA litigation, we may not be required to pay all or any amounts due under such lease agreements.

Loss from Operations. Loss from operations in the three months ended April 30, 2004 was $55.4 million, compared to $8.8 million in the three months ended April 30, 2005. The decrease in loss from operations is due to the winding down of the division’s operations.

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

Selling, General and Administrative. General and administrative expenses increased from $8.8 million in the three months ended April 30, 2004 to $12.2 million in the three months ended April 30, 2005. The increase is primarily the result of higher business development costs and professional fees, as well as an increase in costs relating to planning and implementing Sarbanes-Oxley requirements. As a percentage of our total consolidated revenues, general and administrative expenses increased from 1.6% in the three months ended April 30, 2004 to 2.0% in the three months ended April 30, 2005.

Depreciation and Amortization. Depreciation and amortization expense remained flat at $0.6 million in the three months ended April 30, 2004 compared to $0.5 million in the three months ended April 30, 2005.

Non-cash Compensation. Non-cash compensation was $2.5 million in the three months ended April 30, 2004 compared to $2.7 million in the three months ended April 30, 2005 and related to the amortization of deferred compensation of restricted stock grants, and to stock options granted to outside consultants.

Loss from Operations. Loss from operations increased from $11.9 million in the three months ended April 30, 2004 to $15.4 million in the three months ended April 30, 2005, primarily as a result of the higher general and administrative expenses discussed above.

Nine Months Ended April 30, 2005 Compared to Nine Months Ended April 30, 2004

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, net interest income, other income (expense), minority interests, and income taxes are only reflected in our Consolidated discussion.

Consolidated

Revenues. Revenues increased 14.9%, from $1,605.7 million in the nine months ended April 30, 2004 to $1,845.3 million in the nine months ended April 30, 2005. The increase is mainly due to an 15.4% increase in IDT Telecom revenues and the inclusion of revenues from companies acquired by IDT Entertainment in fiscal 2004, partially offset by the decrease in IDT Solutions revenues due to its exit from the CLEC business. The growth in IDT Telecom revenues primarily resulted from the growth in consumer phone services and calling cards. Minutes of use in IDT Telecom grew by 19.6% (excluding minutes related to our consumer phone services business, which are not carried over our own network), from 14.607 billion in the nine months ended April 30, 2004 to 17.463 billion in the nine months ended April 30, 2005, which outweighed the effect of a decline in the average revenue per-minute.

Direct Cost of Revenues. Direct cost of revenues increased 12.5%, from $1,219.0 million in the nine months ended April 30, 2004 to $1,371.0 million in the nine months ended April 30, 2005. The increase is due primarily to the growth in our telecommunications minutes of use and the inclusion of cost of revenues from companies acquired by IDT Entertainment in fiscal 2004, partially offset by a decrease in IDT Solutions cost of revenues. As a percentage of total revenues, direct costs decreased from 75.9% in the nine months ended April 30, 2004 to 74.3% in the nine months ended April 30, 2005. This decrease in direct costs as a percentage of total revenues is due to a shift in the consolidated revenue mix toward higher margin revenues, as well as year-over-year improved margins at both IDT Telecom and IDT Entertainment.

Selling, General and Administrative. Selling, general and administrative expenses increased 18.0%, from $354.6 million in the nine months ended April 30, 2004 to $418.5 million in the nine months ended April 30, 2005. This increase included approximately $8.7 million in non-recurring legal expenses, due to the settlement of pending litigation in the second quarter of fiscal 2005. Absent these expenses, selling, general and administrative expenses for the nine months would have amounted to $409.8 million, 15.6% higher than in the year ago period. The increase is primarily due to the growth of our consumer phone services business in the United Kingdom, ongoing geographic expansion, investments in the development of new businesses and services in both the United States and abroad, the inclusion of selling, general and administrative expenses from companies acquired by IDT Entertainment in fiscal 2004, and the increase in costs to support the expanded operations of IDT Entertainment, partially offset by a decrease in selling, general and administrative expenses at IDT Solutions. As a percentage of total revenues, selling, general and administrative expenses increased from 22.1% in the nine months ended April 30, 2004 to 22.7% in the nine months ended April 30, 2005, as selling, general and administrative expenses grew at a faster rate than did revenues.

Depreciation and Amortization. Depreciation and amortization expense increased 14.2%, from $72.6 million in the nine months ended April 30, 2004 to $82.9 million in the nine months ended April 30, 2005. The increase is primarily due to our higher fixed asset base during fiscal 2005, reflecting the expansion of our telecommunications network infrastructure and facilities, and the inclusion of depreciation and amortization from companies acquired by IDT Entertainment in fiscal 2004, partially offset by a decrease in depreciation and amortization expense at IDT Solutions. As a percentage of revenues, depreciation and amortization expense was 4.5% in both the nine months ended April 30, 2004 and 2005.

Non-cash Compensation. Non-cash compensation charges increased from $7.4 million in the nine months ended April 30, 2004 to $18.1 million in the nine months ended April 30, 2005. Refer to the respective segment sections for a full discussion.

Restructuring and Impairment Charges. Restructuring and impairment charges decreased from $45.1 million in the nine months ended April 30, 2004 to $15.0 million in the nine months ended April 30, 2005. Refer to the respective section of the IDT Solutions, IDT Telecom and Voice over IP segments for a full discussion. In addition, during the nine months ended April 30, 2004, impairment charges also included $10.4 million relating to IDT Capital’s write-off of its TyCom undersea fiber assets, that TyCom Ltd. and several related Tyco entities were to deliver to us pursuant to a settlement agreement that resolved a prior dispute.

Loss from Operations. Loss from operations decreased from $93.0 million in the nine months ended April 30, 2004 to $60.2 million in the nine months ended April 30, 2005. The year-over-year decrease in operating loss is primarily due to the decreased losses from operations at IDT Solutions and IDT Capital and the increased income from operations at IDT Entertainment, partially offset by decreased income from operations at IDT Telecom, which included $8.7 million of pending litigation settlements as discussed above, and increased losses at Voice over IP.

Interest. Net interest income decreased slightly from $16.5 million in the nine months ended April 30, 2004 to $16.2 million in the nine months ended April 30, 2005.

Other Income. Other income was $46.2 million in the nine months ended April 30, 2004, compared to $14.5 million in the nine months ended April 30, 2005. Other income for the nine months ended April 30, 2005 consisted mostly of net realized gains from the sale of marketable securities and investments. Other income for the nine months ended April 30, 2004 consisted primarily of a $9.4 million gain on the sale of subsidiary stock as a result of Net2Phone’s common stock offering in November 2003, a $21.6 million gain in connection with receipt of proceeds from Telefonica International S.A. resulting from an arbitration award, and a $12.2 million non-cash and non-recurring gain recorded by Net2Phone on the buyout and settlement of minority owners of its ADIR subsidiary.

Minority Interests. Minority interest expense decreased from $30.7 million in the nine months ended April 30, 2004 to $3.1 million in the nine months ended April 30, 2005. Minority interests arise mostly from our 51% equity ownership in Union Telecard Alliance and our average equity ownership of approximately 19.8% and 21.1% of Net2Phone during the nine months ended April 30, 2004 and 2005, respectively. The year-over-year decrease in minority interest expense is partially due to an increase of $24.0 million in the net loss that Net2Phone reported in the nine months ended April 30, 2005, as compared to the nine months ended April 30, 2004, as well as the acquisition of an additional 26% interest in the equity of Net2Phone, which was consummated on March 8, 2005.

On March 4, 2004, as part of a larger transaction, we acquired from Liberty Media 40,000 shares of Series A preferred stock of IDT Investments, a subsidiary of IDT. In connection with this transaction, we recorded an increase to minority interest expense of $7.1 million, to adjust the acquired preferred stock to its accreted value.

In addition, on April 28, 2004, in conjunction with an exercise by HMTF of 2.2 million options to acquire shares of IDT Class B common stock, we received from HMTF 18,195 shares of Series B preferred stock of IDT Investments that it held. In connection with this transaction, we recorded an increase to minority interest expense of $2.9 million, to adjust the preferred stock received to its accreted value.

Income Taxes. Income tax expense was $11.4 million in the nine months ended April 30, 2004, compared to income tax expense of $11.1 million in the nine months ended April 30, 2005. Income tax expense results primarily from income generated by our foreign subsidiaries.

Net Loss. Our consolidated net loss decreased from $72.4 million in the nine months ended April 30, 2004 to a net loss of $43.8 million in the nine months ended April 30, 2005. The year-over-year change is due primarily to the decreased loss from operations at IDT Solutions and at IDT Capital, the increased income from operations at IDT Entertainment, and the improvement in minority interest expense.

IDT Telecom—Retail Telecommunications Services and Wholesale Telecommunications Services Segments

Revenues. IDT Telecom revenues increased 15.4%, from $1,397.3 million in the nine months ended April 30, 2004 to $1,612.1 million in the nine months ended April 30, 2005. Revenues increased primarily as a result of the growth in both consumer phone services and calling cards. Minutes of use grew by 19.6% (excluding minutes related to our consumer phone services business, which are not carried over our own network), from 14.607 billion in the nine months ended April 30, 2004 to 17.463 billion in the nine months ended April 30, 2005. The growth in minutes of use occurred both in our Retail Telecommunications Services and Wholesale Telecommunications Services segments, with most of the year-over-year gain due to growth within our calling card businesses in both the United States and Europe. Revenues grew at a slower rate than did minutes of use, due to a 10.3% decline in average revenue-per-minute, from $0.0834 during the nine months ended April 30, 2004 to $0.0748 during the nine months ended April 30, 2005. The decrease in average revenue-per-minute is due primarily to continued competition in both retail and wholesale markets.

Revenues from Retail Telecommunications Services increased $212.5 million, or 21.2%, from $1,001.7 million in the nine months ended April 30, 2004 to $1,214.3 million in the nine months ended April 30, 2005. This growth reflects a $100.3 million increase in sales of calling cards and a $112.2 million increase in consumer phone services revenues. As a percentage of IDT Telecom’s overall revenues, Retail Telecommunications Services revenues increased from 71.7% in the nine months ended April 30, 2004 to 75.3% in the nine months ended April 30, 2005, as revenues from our retail businesses grew at a faster rate than did our wholesale business. Calling card sales increased 11.7%, from $855.4 million in the nine months ended April 30, 2004 to $955.6 million in the nine months ended April 30, 2005. This growth was broadly based geographically, and specially strong in Latin America and Asia. These regions continued to make steady market share progress during fiscal 2005, although they continue to represent a small proportion of our global calling card operations.

Calling card sales as a percentage of Retail Telecommunications Services revenues decreased to 78.7% in the nine months ended April 30, 2005 from 85.4% in the nine months ended April 30, 2004, as revenues from consumer phone services grew at a faster rate than did revenues from calling card sales. Revenues from consumer phone services, in which we act as a switchless reseller of another company’s network, increased 76.7%, from $146.4 million in the nine months ended April 30, 2004 to $258.7 million in the nine months ended April 30, 2005. The increase is primarily due to the year-over-year growth in our customer base for America Unlimited, the IDT calling plan which features unlimited local and long distance calling within the United States for a fixed monthly rate, and to the growth in customer base for our Toucan consumer phone product in the United Kingdom. The customer base for America Unlimited was approximately 259,000 as of April 30, 2005. In addition, we had approximately 352,000 long distance-only customer as of April 30, 2005. In the United Kingdom, we continue to build the customer base for Toucan - our residential communications brand. As of April 30, 2005, we had approximately 138,000 active customers.

Consumer phone services gross margins for the nine months ended April 30, 2005 were 49.7%, compared to margins of 51.5% in the similar period in 2004, reflecting a shift in customer phone services revenue mix towards our U.K. business, which tends to experience somewhat lower gross margins than does our business in the U.S.

Revenues generated by our subsidiary Corbina Telecom in the nine months ended April 30, 2005 were $47.0 million, an increase of 43.9% from $32.7 million in the nine months ended April 30, 2004. Corbina represented 2.9% and 2.5% of IDT Telecom’s total revenues in the nine months ended April 30, 2005 and 2004, respectively.

Wholesale Telecommunications Services revenues increased $2.3 million, or 0.6%, from $395.6 million in the nine months ended April 30, 2004 to $397.9 million in the nine months ended April 30, 2005. In comparing results for the nine months ended April 30, 2005 with those of the prior year, increased minutes volumes were largely offset by lower per-minute price realizations. As a percentage of IDT Telecom’s total revenues,

Wholesale Telecommunications Services revenues decreased from 28.3% in the nine months ended April 30, 2004 to 24.7% in the nine months ended April 30, 2005, as revenues from our retail businesses grew at a faster rate than did revenues from our wholesale business.

Direct Cost of Revenues. Direct cost of revenues increased 13.3%, from $1,078.2 million in the nine months ended April 30, 2004 to $1,221.5 million in the nine months ended April 30, 2005, due primarily to the growth in our telecommunications minutes of use. As a percentage of IDT Telecom’s total revenues, direct costs decreased from 77.2% in the nine months ended April 30, 2004 to 75.8% in the nine months ended April 30, 2005, due to a shift in product mix towards higher margin retail revenues. Our average termination cost-per-minute declined 11.1% to $0.0635 in the nine months ended April 30, 2005, from $0.0714 in the nine months ended April 30, 2004.

Direct cost of revenues for Retail Telecommunications Services increased $135.7 million, or 18.7%, from $726.4 million in the nine months ended April 30, 2004 to $862.1 million in the nine months ended April 30, 2005. This increase reflects a $76.6 million increase in direct costs for our calling card business and a $59.1 million increase in direct costs for our consumer phone services business. As a percentage of Retail Telecommunications Services revenues, direct costs decreased from 72.5% in the nine months ended April 30, 2004 to 71.0% in the nine months ended April 30, 2005, due to the shift in product mix towards higher margin consumer phone services.

Direct cost of revenues for consumer phone services increased 83.3%, from $71.0 million in the nine months ended April 30, 2004 to $130.1 million in the nine months ended April 30, 2005. The increase is due to the significant growth in consumer phone services revenues. As a percentage of consumer phone services revenues, direct costs increased from 48.5% in the nine months ended April 30, 2004, to 50.3% in the nine months ended April 30, 2005, reflecting the shift in our consumer phone services revenue mix towards our U.K. business, which tends to experience somewhat lower gross margins than does our worldwide consumer phone services business.

Direct cost of revenues for Wholesale Telecommunications Services increased 2.2%, from $351.8 million in the nine months ended April 30, 2004 to $359.4 million in the nine months ended April 30, 2005. The increase is due to the growth in wholesale carrier minutes. As a percentage of Wholesale Telecommunications Services revenues, direct costs increased from 88.9% in the nine months ended April 30, 2004 to 90.3% in the nine months ended April 30, 2005, as our average revenue-per-minute decreased at a faster rate than our per minute costs for terminating traffic.

Selling, General and Administrative. Selling, general and administrative expenses increased 36.9%, from $204.8 million in the nine months ended April 30, 2004 to $280.4 million in the nine months ended April 30, 2005. This increase included approximately $8.7 million in non-recurring legal expenses, relating to pending litigation settlements. Absent these expenses, IDT Telecom’s selling, general and administrative expenses for the nine months would have been $271.7 million, 32.7% higher than in the year ago period. The increase is due to several factors, including higher sales and marketing expenses resulting from the growth of our consumer phone services business in the United Kingdom, increased headcount to support our ongoing geographic expansion, the growth of our consumer phone services business and our investments in the development of new businesses, in both the United States and abroad. The majority of the headcount increase has taken place outside the United States, particularly in Western Europe, Russia, Asia, and Latin America. These new businesses, which have not yet contributed materially to our revenues, include both telecom and non-telecom products and services marketed to our existing retail and wholesale customer bases. As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses increased from 14.7% in the nine months ended April 30, 2004, to 17.4% in the nine months ended April 30, 2005, as selling, general and administrative expenses increased at a faster rate than did our revenues.

Depreciation and Amortization. Depreciation and amortization expense increased 26.5%, from $48.1 million in the nine months ended April 30, 2004 to $60.8 million in the nine months ended April 30, 2005, primarily as a result of a higher fixed asset base, arising from expenditures we made designed to expand both the overall capacity and geographic footprint of our telecommunications network. As a percentage of IDT Telecom’s total revenues, depreciation and amortization expense was 3.4% in the nine months ended April 30, 2004 compared to 3.8% in the nine months ended April 30, 2005, as depreciation and authorization increased at a faster rate than did our revenues.

Non-cash Compensation. Non-cash compensation was $3.6 million and $8.4 million in the nine months ended April 30, 2004 and 2005, respectively, and related primarily to the amortization of deferred compensation from restricted stock grants and to charges for stock options granted to outside consultants for past services.

Restructuring and Impairment Charges. Impairment charges of $0.9 million were recorded by IDT Telecom during the nine months ended April 30, 2004, resulting from the write-off of goodwill relating to an unprofitable call center business which we ceased funding. No such charges were recorded during the nine months ended April 30, 2005.

Income from Operations. Income from operations decreased from $61.8 million in the nine months ended April 30, 2004 to $41.0 million in the nine months ended April 30, 2005. The decrease resulted primarily from higher selling, general and administrative expenses relating to pending litigation settlements and the continuing expansion of our business, as discussed above.

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

Revenues. Revenues increased 94.1%, from $76.0 million in the nine months ended April 30, 2004 to $147.5 million in the nine months ended April 30, 2005. The increase is primarily due to the inclusion in fiscal 2005, for a full nine months, of revenues from Anchor Bay, which represented $44.7 million of the increase, Manga Entertainment, which represented $11.9 million of the increase, Mainframe, which represented $8.0 million of the increase, and DKP Effects, which represented $2.5 million of the increase. In addition, the increase is also due to increased revenue from Anchor Bay and Manga Entertainment, due to successful video releases during the third quarter.

Direct Cost of Revenues. Direct cost of revenues increased 73.5%, from $54.9 million in the nine months ended April 30, 2004 to $95.3 million in the nine months ended April 30, 2005. The increase is primarily due to the inclusion in fiscal 2005, for a full nine months, of cost of revenues from Anchor Bay, which represented $22.1 million of the increase, Manga Entertainment, which represented $6.4 million of the increase, Mainframe, which represented $6.0 million of the increase, and DKP Effects, which represented $1.7 million of the increase. As a percentage of IDT Entertainment’s revenues, direct cost of revenues decreased from 72.2% in the nine months ended April 30, 2004 to 64.6% in the nine months ended April 30, 2005, largely as a result of the inclusion and growth of our video distribution business, consisting of Anchor Bay and Manga Entertainment, which has significantly higher margins than our contract production work business.

Selling, General and Administrative. Selling, general and administrative expenses increased 91.5%, from $17.1 million in the nine months ended April 30, 2004 to $32.7 million in the nine months ended April 30, 2005. The increase is primarily due to the inclusion of selling, general and administrative expenses from Mainframe,

Anchor Bay, DKP Effects and Manga Entertainment. As a percentage of IDT Entertainment’s revenues, selling, general and administrative expenses decreased from 22.5% in the nine months ended April 30, 2004 to 22.2% in the nine months ended April 30, 2005, as revenues grew at a faster rate than did selling, general and administrative expenses.

Depreciation and Amortization. Depreciation and amortization expense increased from $2.7 million in the nine months ended April 30, 2004 to $8.9 million in the nine months ended April 30, 2005. The increase is primarily due to the inclusion of amortization expense relating to the intangible assets recorded as a result of our fiscal 2004 acquisitions. As a percentage of IDT Entertainment’s revenues, depreciation and amortization expense increased from 3.6% in the nine months ended April 30, 2004 to 6.0% in the nine months ended April 30, 2005.

Non-cash Compensation. Non-cash compensation was $0.7 million and $0.9 million in the nine months ended April 30, 2004 and 2005, respectively, and related to the amortization of deferred compensation from restricted stock grants.

Income from Operations. Income from operations in the nine months ended April 30, 2005 was $9.7 million, compared to $0.6 million in the nine months ended April 30, 2004. The improvement in income from operations is largely due to the inclusion and growth of our video distribution business.

Voice over IP Segment

Revenues. Revenues decreased 8.6%, from $58.3 million in the nine months ended April 30, 2004 to $53.3 million in the nine months ended April 30, 2005. Fiscal 2005 revenues decreased by $2.3 million as a result of a cumulative adjustment to Net2Phone’s deferred revenue balance. Excluding this adjustment, revenues for the nine months ended April 30, 2005 would have been $55.6 million, reflecting a decrease of 4.6% year over year.

Direct Cost of Revenues. Direct cost of revenues decreased 5.7%, from $31.6 million in the nine months ended April 30, 2004 to $29.8 million in the nine months ended April 30, 2005. As a percentage of total Voice over IP revenues, direct costs increased from 54.2% in the nine months ended April 30, 2004 to 55.9% in the nine months ended April 30, 2005. Excluding the $2.3 million revenue adjustment noted above, direct costs as a percentage of total Voice over IP revenues declined slightly to 53.9%, mostly due to product mix.

Selling, General and Administrative. Selling, general and administrative expenses increased 11.6%, from $35.9 million in the nine months ended April 30, 2004 to $40.0 million in the nine months ended April 30, 2005. As a percentage of total Voice over IP revenues, selling, general and administrative expenses increased from 61.6% in the nine months ended April 30, 2004 to 75.1% in the nine months ended April 30, 2005. Excluding the $2.3 million revenue adjustment noted above, selling, general and administrative expenses as a percentage of total Voice over IP revenues increased to 71.9%. The increase, both in absolute dollar terms and as a percentage of revenues, is due primarily to increased expenses associated with Net2Phone’s cable telephony business.

Depreciation and Amortization. Depreciation and amortization expense decreased 18.8%, from $7.8 million in the nine months ended April 30, 2004 to $6.3 million in the nine months ended April 30, 2005. As a percentage of total Voice over IP revenues, depreciation and amortization expense decreased from 13.4% in the nine months ended April 30, 2004 to 11.9% in the nine months ended April 30, 2005, primarily as a result of a lower depreciable asset base in fiscal 2005.

Non-cash Compensation. Non-cash compensation increased from negative compensation of $3.1 million in the nine months ended April 30, 2004 to an expense of $3.0 million in the nine months ended April 30, 2005. For the nine months ended April 30, 2005, non-cash compensation primarily related to Net2Phone’s stock-based incentive compensation program. For the nine months ended April 30, 2004, non-cash compensation primarily related to the effects of variable accounting on repriced stock options granted by Net2Phone.

Restructuring and Impairment Charges. Restructuring and impairment charges were $1.4 million in the nine months ended April 30, 2004 compared to $2.1 million in the nine months ended April 30, 2005. The charges related primarily to contract termination costs and employee separation costs.

Loss from Operations. Loss from operations was $15.4 million in the nine months ended April 30, 2004, compared to $28.0 million in the nine months ended April 30, 2005, primarily as a result of significantly higher non-cash compensation expenses and selling, general and administrative expenses.

IDT Solutions Segment

Revenues. Revenues declined 87.1%, from $57.9 million in the nine months ended April 30, 2004 to $7.5 million in the nine months ended April 30, 2005. In May 2004, the Company announced the restructuring of its IDT Solutions business segment, which consists of Winstar Holdings, LLC. Such restructuring entailed a substantial de-emphasis of IDT Solutions’ CLEC business, by ceasing the provision of retail switched communications services to commercial customers. Such discontinuation of services has now been completed, except that IDT Solutions currently continues to provide communications services to select governmental customers while it negotiates alternative ways to exit this remaining business.

Direct Cost of Revenues. Direct cost of revenues decreased 77.0%, from $54.2 million in the nine months ended April 30, 2004 to $12.4 million in the nine months ended April 30, 2005, as a result of the exit from the CLEC business. As a percentage of IDT Solutions’ revenues, direct costs increased from 93.6% in the nine months ended April 30, 2004 to 166.2% in the nine months ended April 30, 2005, as revenues decreased at a faster rate than did cost of revenues, since in order to avoid disruption of services during the winding down process (which was completed in November 2004), our ability to reduce the fixed costs and footprint of the Winstar network was dependent and had to trail our rate of customer discontinuations. In addition, the costs of operating Winstar’s network post November 2004 in order to provide services to our remaining government customers is significantly higher than the revenues generated by the provision of such services.

Selling, General and Administrative. Selling, general and administrative expenses decreased 75.8%, from $51.0 million in the nine months ended April 30, 2004 to $12.4 million in the nine months ended April 30, 2005, as a result of the exit from the CLEC business. As a percentage of IDT Solutions’ revenues, selling, general and administrative expenses increased from 88.1% in the nine months ended April 30, 2004 to 165.1% in the nine months ended April 30, 2005, as revenues decreased at a faster rate than did selling, general and administrative expenses, since in order to avoid disruption of services during the winding down process, our ability to reduce headcount and other costs was dependent and had to trail our rate of customer discontinuations. In addition, the costs of operating Winstar’s business in order to provide services to our remaining government customers is significantly higher than the revenues generated by the provision of such services. The main component of selling, general and administrative expenses for the nine months ended April 30, 2004 and 2005 was employee compensation and benefits, accounting for $31.2 million and $8.1 million, or about 61.2% and 65.36%, respectively, of total selling, general and administrative expenses.

Depreciation and Amortization. Depreciation and amortization expense decreased 75.7%, from $10.7 million in the nine months ended April 30, 2004 to $2.6 million in the nine months ended April 30, 2005, reflecting a significantly lower fixed asset base during the first three months of fiscal 2005, as a result of impairment charges recorded during the second half of fiscal 2004. As a percentage of IDT Solutions’ revenues, depreciation and amortization increased from 18.5% in the nine months ended April 30, 2004 to 34.8% in the nine months ended April 30, 2005, as revenues decreased at a faster rate than did depreciation and amortization.

Non-cash Compensation. Non-cash compensation charges were $0.5 million in the nine months ended April 30, 2004 compared to $0.1 million in the nine months ended April 30, 2005, and related to the amortization of deferred compensation from restricted stock grants.

Restructuring and Impairment Charges. Restructuring and impairment charges were $32.3 million in the nine months ended April 30, 2004, compared to $12.9 million in the nine months ended April 30, 2005.

Restructuring and impairment charges consist of the following (in thousands):

	Nine months Ended April 30,
	2005	2004
Workforce reductions	$508	$4,718
Real estate network and connectivity reductions	10,890	2,900
Impairment charges	—	24,483
Other	1,515	188

Total	$12,913	$32,289

In the first quarter of fiscal 2004, we approved a restructuring plan aimed at reducing the operating losses of IDT Solutions. On May 12, 2004, we announced a further restructuring plan for IDT Solutions, including the exit from IDT Solutions’ CLEC business. The restructuring plans included reductions to IDT Solutions’ workforce, real estate network and network connectivity. The first quarter of fiscal 2004 restructuring plan has been fully implemented. The May 2004 restructuring plan is mostly complete, except that IDT Solutions continues to provide communications services to select governmental customers while it negotiates alternative ways to exit this remaining business.

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

In connection with the May 2004 restructuring, IDT Solutions has further reduced its workforce to approximately 40 employees as of April 30, 2005. For the nine months ended April 30, 2004, the Company notified 164 employees of their employment termination, and thus recorded workforce reduction charges of $3.6 million. For the nine months ended April 30, 2005, the Company recorded workforce reduction charges of $0.5 million.

Real estate network and connectivity reductions

In connection with the first quarter of fiscal 2004 restructuring plan, which aimed to reduce IDT Solutions’ network of provision-ready buildings down from approximately 3,000 buildings to 2,200 buildings, we recorded during the nine months ended April 30, 2004, real estate network reduction charges totaling $1.8 million and connectivity reduction charges totaling $1.1 million.

As part of the May 2004 restructuring, we further terminated leases and related connectivity on approximately 2,110 buildings on IDT Solutions’ network. As of April 30, 2005, approximately 66 buildings remained on IDT Solutions’ network. During the nine months ended April 30, 2005, we recorded real estate network reduction charges of $1.4 million and connectivity reduction charges of $9.5 million.

Impairments

We tested the recoverability of IDT Solutions long-lived assets, as a result of the May 2004 restructuring Plan. In connection with such tests, we recorded impairment charges of $13.3 million, $6.2 million, and $5.0 million to write down fixed assets, capitalized labor and intangibles, respectively, to their estimated net realizable value, during the nine months ended April 30, 2004.

Loss from Operations. Loss from operations in the nine months ended April 30, 2004 was $90.8 million, compared to $33.0 million in the nine months ended April 30, 2005. The decrease in loss from operations is due to the winding down of the division’s operations.

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

Selling, General and Administrative. General and administrative expenses increased from $26.9 million in the nine months ended April 30, 2004 to $33.3 million in the nine months ended April 30, 2005. The increase is primarily the result of higher business development costs and professional fees, as well as an increase in costs relating to planning and implementing Sarbanes-Oxley requirements. As a percentage of our total consolidated revenues, general and administrative expenses increased slightly from 1.7% in the nine months ended April 30, 2004 to 1.8% in the nine months ended April 30, 2005.

Depreciation and Amortization. Depreciation and amortization expense increased from $1.4 million in the nine months ended April 30, 2004 to $1.6 million in the nine months ended April 30, 2005.

Non-cash Compensation. Non-cash compensation was $5.4 million in the nine months ended April 30, 2004 and 2005, and primarily related to amortization of deferred compensation from restricted stock grants, and to stock options granted to outside consultants.

Loss from Operations. Loss from operations increased from $33.7 million in the nine months ended April 30, 2004 to $40.2 million in the nine months ended April 30, 2005, primarily as a result of the higher general and administrative expenses discussed above.

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

As of April 30, 2005, we had cash and cash equivalents, marketable securities, and restricted cash and marketable securities of approximately $950.7 million, which includes $105.9 million held by Net2Phone, and working capital of approximately $705.0 million. We used $28.6 million of cash in operating activities during the nine months ended April 30, 2005, compared to $21.6 million of cash that was provided by operating activities during the nine months ended April 30, 2004. Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, especially trade accounts receivable and trade accounts payable.

We generated $32.4 million in cash from investing activities during the nine months ended April 30, 2005 compared to $30.5 million in cash used in investing activities during the nine months ended April 30, 2004. During the nine months ended April 30, 2005, we received $147.3 million in cash from the net sales and maturities of marketable securities, compared to $96.0 million of cash received from the net sales and maturities of marketable securities during the nine months ended April 30, 2004. Our investments and acquisitions, net of cash acquired, were $25.6 million during the nine months ended April 30, 2005, compared to $82.4 million during the nine months ended April 30, 2004. In December 2003, we paid approximately $57.5 million, net of cash acquired, to purchase Anchor Bay. Our capital expenditures were $78.1 million in the nine months ended April 30, 2005, compared to $61.2 million in the nine months ended April 30, 2004, as we have continued to expand our international and domestic telecommunications network infrastructure and as Net2Phone has continued to build its infrastructure and to deploy equipment related to existing and potential contract obligations with cable and broadband operators.

The future minimum payments of principal and interest on our capital lease obligations are $5.4 million, $24.1 million, $15.4 million, $8.7 million, and $3.1 million for the remainder of fiscal 2005, fiscal 2006, fiscal 2007, fiscal 2008, and fiscal 2009, respectively. We have made considerable expenditures designed to expand our global telecommunications network. We now operate a total of six international gateway switches, four in the United States and two in the United Kingdom and one domestic switch in the United States. In addition, we have extensive softswitching capacity in the United States, United Kingdom, Argentina, Peru and Hong Kong. Currently, we anticipate making further expenditures to upgrade and expand our network infrastructure in the United States, Europe, South America and Asia. We currently anticipate that total capital expenditures for fiscal 2005 will be in the $100 million to $105 million range and investments in proprietary film productions, film licenses and DVD mastering for the full fiscal 2005 will be in the $70 million to $75 million range. These estimates are contingent upon several factors, including, but not limited to, the specific timing of our site build-outs, market prices for telecommunications equipment and film licenses, the availability of such equipment in the distressed asset market, the availability of film licenses that meet our return on investment criteria, the specific timing of our network expansion projects and our proprietary film productions, the rate of new DVD title introductions, and Net2Phone’s build-out of its infrastructure and deployment of equipment related to existing and potential contract obligations with cable and broadband operators. We have generally adopted a strategy of investing in network expansion only as the need arises, as dictated by our telecommunications traffic volumes. Therefore, the timing of our network expansion, and the coincident purchases of property, plant and equipment, is highly dependent upon the timing and magnitude of the growth in our telecommunications minutes of use. We expect to fund our capital expenditures and DVD mastering investments with our operating cash flows and with our cash, cash equivalents and marketable securities balances. From time to time, we will also finance a portion of our capital expenditures through capital leases, with the cost of such financing the primary consideration in determining our financing activity. We also expect to fund all or part of our investments in proprietary film productions and film licenses with bank facilities entered into by IDT Entertainment or its subsidiaries that are developing or licensing the property. We do not anticipate that the lenders under such facilities will have recourse against IDT Corporation.

We generated $17.6 million of cash from financing activities during the nine months ended April 30, 2005 compared to $69.0 million in cash that was used in financing activities during the nine months ended April 30, 2004. We received $3.4 million in proceeds from the exercise of IDT stock options and Net2Phone stock options during the nine months ended April 30, 2005 compared to $57.0 million received during the nine months ended April 30, 2004. In addition, during the nine months ended April 30, 2004, we received net proceeds of $53.1 million as a result of Net2Phone’s common stock offering in November 2003. In addition, during the nine months ended April 30, 2005, we received $12.6 million in proceeds from sales leasebacks on capital leases. During the nine months ended April 30, 2005, we received $37.1 million in proceeds from financings, consisting primarily of the $26.4 million draw down under the Anchor Bay Facility. In addition, we repaid capital lease obligations of $16.0 million and $23.5 million during the nine months ended April 30, 2005 and 2004, respectively. In addition, we distributed to the minority equity holders of our Union Telecard Alliance subsidiary and its consolidated partners $21.0 million and $19.1 million in cash during the nine months ended April 30, 2005 and 2004, respectively.

The long distance telecommunications industry has been characterized by significant declines in both per-minute revenues and per-minute costs. During the nine months ended April 30, 2005, IDT Telecom’s average revenue-per-minute was $0.0748, down 10.3% from $0.0834 for the nine months ended April 30, 2004. IDT Telecom’s average termination cost per-minute dropped approximately 11.1%, to $0.0635 in the nine months ended April 30, 2005, from $0.0714 in the nine months ended April 30, 2004. In the past, and over time, we believe that these factors tend to offset each other, with prices and costs moving in the same general direction. However, over a shorter term, such as one quarter or one year, the drop in pricing could outpace the drop in costs, or vice versa. In addition, due to continued pricing pressure in most of the retail and wholesale markets in which we compete, we might be compelled to pass along most or all of our per-minute cost savings to our customers in the form of lower rates. We might also be unable, in the event that some of our per-minute costs rise, to immediately pass along the additional costs to our customers in the form of higher rates. Consequently, over any given period, gross margins could expand or narrow, based solely on the timing of changes in revenue-per-minute and cost-per-minute. In addition, we rely heavily on third-party providers for termination of our minutes. As our minutes-of-use have steadily grown, we have invested to expand our network to carry more of our own traffic. However, in the short term, the incremental demand for usage might outpace the rate use. Therefore, we could become increasingly dependent upon third-party providers for our minutes termination. In the past, we have attempted to leverage our buying power to negotiate more favorable rates with these suppliers. However, we cannot guarantee that we will be successful in procuring more favorable rates for minutes termination. As such, there can be no assurance that we will be able to maintain our gross margins at the current level, in the face of lower per-minute revenues.

The future growth of our U.S.-based consumer phone services business will be largely dependent upon our ability to access our customer’s premises at a favorable cost. Competitive carriers such as IDT previously had access to a customer’s premises (local loop) as well as switching capabilities at a regulated wholesale cost per customer. However, in December 2004, the FCC adopted new rules related to the ILECs obligation to make these network elements available to competitors, as well as the price at which this access must be offered. Under the new rules, which became effective March 11, 2005, ILECs are no longer obligated to offer unbundled switching for mass market customers, and thus no longer required to offer UNE-P. In addition, effective March 11, 2005, CLECs are not able to order new UNEs for which they are not eligible under the new rules. Also, during a twelve-month transition period, that began on March 11, 2005 for UNE-P, ILECs may charge a one dollar surcharge per line per month. After the twelve-month transition period, the rates will be negotiated based on Total Service Resale (TSR), which is provided by ILECs to CLECs at a price based on the retail tariff price, minus a fixed percentage discount. These restrictions relating to our access to these network elements will have a materially negative effect upon our ability to offer local phone services in the United States. We may not be able to pass along such cost increases to our customers, resulting in reduced margins in this business. We have temporarily suspended the marketing and advertising of our bundled service to new customers in the United States and may have to discontinue such marketing and advertising on a permanent basis, as it might become uneconomical to do so. However, we continue to negotiate with the ILECs, with the intent of signing long-term commercial arrangements, which will allow us to grow this business.

We continued to fund our IDT Capital segment throughout the first three quarters of fiscal 2005. We anticipate that IDT Capital will continue to rely on us to fund their cash needs, including operating expenses, capital expenditures, and potential acquisitions.

In May 2004, the Company announced the restructuring of its IDT Solutions business segment, which consists of Winstar Holdings, LLC. Such restructuring entailed a substantial de-emphasis of IDT Solutions’ CLEC business, by ceasing the provision of retail switched communications services to commercial customers. Such discontinuation of services has now been completed, except that IDT Solutions currently continues to provide communications services to select governmental customers while it negotiates alternative ways to exit this remaining business. IDT Solutions intends to keep its broad collection of exclusively licensed commercial fixed wireless spectrum licenses, and to operate and market wireless spectrum products and solutions. We continued to fund IDT Solutions throughout the nine months ended April 30, 2005, and we anticipate that IDT Solutions will continue to rely on us to fund its ongoing operating expenses to support governmental customers, to settle its remaining liabilities and contractual obligations, and to market wireless spectrum products and solutions.

Changes in Trade Accounts Receivable, Allowance for Doubtful Accounts and Deferred Revenue

Gross trade accounts receivable increased from $241.5 million at July 31, 2004 to $287.4 million at April 30, 2005, mostly due to timing of operating cash receipts and the growth of our video distribution business. In addition, the average age of our gross trade accounts receivable increased, as measured by number of day sales outstanding, primarily as a result of increased European wholesale and U.S. calling cards receivables.

The allowance for doubtful accounts as a percentage of gross trade accounts receivable decreased from 23.8% at July 31, 2004, to 23.3% at April 30, 2005, due primarily as a result of our writing-off, against the allowance for doubtful accounts, certain uncollectible trade accounts receivable from our consumer phone services business as well as improved collections on our consumer phone services business. The bad debt rate associated with consumer phone services receivables has traditionally been significantly higher than the bad debt experienced by our other businesses.

Deferred revenue as a percentage of total revenues vary from period to period, depending on the mix and the timing of revenues. Deferred revenue arises primarily from the sales by IDT Telecom of our calling cards and consumer phone services both in the United States as well as in Europe. Deferred revenue also arises at IDT Entertainment, primarily from fee-for-hire production services, and can vary significantly from quarter to quarter and year to year, depending on the timing of production cash receipts. Deferred revenue increased to $145.2 million at April 30, 2005 compared to $140.3 million at July 31, 2004, primarily as a result of the timing of productions in development at IDT Entertainment’s DPS Film Roman and Mainframe units.

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

We believe that, based upon our present business plan, and due to the large balance of cash, cash equivalents and marketable securities we held as of April 30, 2005, as well as available borrowings under the Anchor Bay Facility, our existing cash resources will be sufficient to meet our currently anticipated working capital and capital expenditure requirements, as well as our investment in proprietary film productions, film licenses and DVD mastering requirements, and to fund any potential operating cash flow deficits within any of our segments for at least the next twelve months. If our growth exceeds current expectations or if we acquire the business or assets of another company, we might need to raise additional capital from equity or debt sources. There can be no assurance that we will be able to raise such capital on favorable terms or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our anticipated expansion, which could have a material adverse effect on our business, financial condition and/or results of operations.

Foreign Currency Risk

Revenues from our international operations represented 27.6% and 21.7% of our consolidated revenues for the nine months ended April 30, 2005 and 2004, respectively. A significant portion of these revenues are in denominations other than the U.S. Dollar. Foreign currency exchange risk that we are subject to is mostly mitigated by our ability to offset the majority of these non dollar-denominated revenues with operating expenses that are paid in the same currencies. As such, the net amount of our exposure to foreign currency exchange rate changes is not material.

Recently Issued Accounting Standard Not Yet Adopted

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS No. 123(R) permits us to adopt its requirements using one of two methods:

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

We plan to adopt SFAS No. 123(R) on August 1, 2005 using the modified prospective method.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensating cost on grants of employee stock options. Accordingly, the adoption of SFAS No. 123(R) may have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and earnings per share in Note 2 to our condensed consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement is not anticipated to be material since we do not currently recognize benefits of excess tax deductions because of federal and state net operating loss carryforwards available to offset future U.S. federal and state taxable income.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

The Securities and Exchange Commission’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are exposed to market risks from changes in commodity prices. We may hedge market price fluctuations associated with physical purchases and sales of electricity and natural gas by using derivative instruments including futures, forwards, basis swaps, transmission congestion contracts and financial transmission rights contracts. We are exposed to changes in interest rates primarily from our investments in cash equivalents and marketable debt securities. On occasion, we use interest rate derivative instruments to manage our exposure to interest rate changes, such as total return swap agreements. We do not consider our market risk exposure relating to foreign currency exchange to be material, as we generally have sufficient cash outflows based in these currencies to largely offset the cash inflows based in these currencies, thereby creating a natural hedge. In order to mitigate the risk associated with the small amounts of remaining net foreign exchange exposure, which we experience from time to time, we have, on occasion, entered into foreign exchange hedges. In addition to but separate from our primary business, we hold a small portion of our total asset portfolio in hedge funds for speculative and strategic purposes. As of April 30, 2005, the carrying value of our investments in such hedge funds was approximately $40.0 million. Investments in hedge funds carry a significant degree of risk, which will depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that hedge fund managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our interests in these funds may go down as well as up and we may not receive, upon redemption, the amounts originally invested.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal proceedings in which we are involved are more fully described in our Annual Report on Form 10-K for the year ended July 31, 2004 and our Quarterly Reports on Form 10-Q for the three months ended October 31, 2004 and January 31, 2005. Unless otherwise indicated in this Report or the Quarterly Reports for the three months ended October 31, 2004 and January 31, 2005, all legal proceedings discussed in that Annual Report and those Quarterly Reports remain outstanding.

We are subject to other legal proceedings, which have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurances in this regard, in the opinion of our management, such proceedings will not have a material adverse effect on our results of operations, cash flows, or our financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On March 12, 2005, the Company issued 3,754,479 shares of unregistered Class B Common Stock to LMC Animal Planet, a subsidiary of Liberty Media Corp., as part of a transaction in which the Company acquired all of Liberty Media’s direct and indirect interests in Net2Phone, Inc.

On March 23, 2005, the Company issued an aggregate of 257,721 shares of unregistered Class B Common Stock to former shareholders of Horizon Global Trading as additional, contingent consideration in the acquisition of Horizon Global Trading.

(c)	This table provides information with respect to purchases by the Company of shares of its common stock and Class B common stock during the three months ended April 30, 2005:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
February 1 – 28, 2005 (1)	761	$16.58	—	—
March 1 – 31, 2005 (1)	24,263	$14.80	—	—

Total		$—	—	15,000,000 shares of Class B common stock and 5,000,000 shares of common stock

(1)	These shares represent shares of Class B common stock that are tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted stock. Such shares are repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.
(2)	Under our existing stock repurchase program, approved by our Board of Directors and publicly announced on December 18, 2001, we are authorized to repurchase up to 15 million shares of our Class B common stock and up to 5 million shares of our common stock.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT CORPORATION

June 9, 2005	By:	/s/ JAMES A. COURTER
James A. Courter
Chief Executive Officer and Vice-Chairman
(Principal Executive Officer)

June 9, 2005	By:	/s/ STEPHEN R. BROWN
Stephen R. Brown
Chief Financial Officer and Treasurer
(Principal Financial Officer)