Form 10-K
period 2005-07-31
IDT CORP
filed 2005-10-14
CIK 1005731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

For annual and transition reports pursuant to sections 13 or 15(d) of the securities exchange act of 1934

[X] Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended July 31, 2005, or

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

(973) 438-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Class B common stock, par value $.01 per share Common stock, par value $.01 per share	Name of each exchange on which registered New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes [X]    No [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ]    No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on January 31, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $14.64 and of the common stock of $14.23, as reported on the New York Stock Exchange, was approximately $855.6 million.

As of October 5, 2005, the registrant had outstanding 73,258,189 shares of Class B common stock, 9,816,988 shares of Class A common stock, and 17,339,173 shares of common stock. Excluded from these numbers are 2,677,107 shares of Class B common stock and 7,735,687 shares of common stock held by IDT Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held December 15, 2005, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

IDT Corporation

Annual Report on Form 10-K

Part I

As used in this Annual Report, unless the context otherwise requires, the terms “the Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and its subsidiaries, collectively. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2005 refers to the fiscal year ended July 31, 2005).

Item 1. Business.

INTRODUCTION

We are a multinational telecommunications, entertainment and technology company. Our primary telecommunications offerings are prepaid and rechargeable calling cards, wholesale carrier services and consumer local, long distance and wireless phone services. Our entertainment business consists of animated and live-action production operations and home entertainment distribution. We also operate various other businesses that are opportunistic or complementary to existing operations.

We conduct our business primarily through the following five operating divisions:

IDT Telecom.  IDT Telecom is our largest division with revenues of $2.158 billion during fiscal 2005, representing 87.4% of our total consolidated revenues, and operating income of $49.4 million. IDT Telecom offers retail and wholesale telecommunications services. Prepaid calling cards are our primary retail offering. In addition, we offer local and long distance phone service. We also offer wholesale telecommunications services to other telecommunications companies, carrying their traffic over our global communications network.

We sell prepaid and rechargeable calling cards in the United States and abroad, providing telephone access to more than 230 countries and territories. Our prepaid calling cards are marketed primarily to targeted ethnic and immigrant communities in the United States, Europe, Latin America’ and Asia that generate high levels of international call volume.

Through our Prepaid Solutions business, we market private label retail calling cards, IDT-branded retail calling cards, promotional calling cards and corporate calling cards. Our Prepaid Solutions customers include Hess, ExxonMobil, Walgreens, Kroger, OfficeMax and 7-Eleven.

We sold approximately 406 million prepaid calling cards during fiscal 2005, generating $1.283 billion in revenues, or 52.0% of our total consolidated revenues for fiscal 2005, and 17.312 billion minutes of phone usage.

We offer bundled local and long distance phone service in 13 states within the United States, marketed under the brand name America Unlimited, which we provided to approximately 220,000 customers as of July 31, 2005. We also provided long distance only service to approximately 325,000 customers in the United States as of July 31, 2005. In the United Kingdom and the Netherlands, we offer residential communication services under the Toucan brand name, and we had approximately 146,000 Toucan customers as of July 31, 2005.

Our wholesale services, also referred to as “carrier’s carrier” services, consist of carrying the telecommunications traffic of other telecommunications companies. In fiscal 2005, we carried 6.253 billion minutes, an increase of 29.5% over fiscal 2004, for approximately 515 carrier customers.

IDT Entertainment.  IDT Entertainment operates our entertainment businesses and is our second largest operating division in terms of revenue and operating income. IDT Entertainment generated revenues of $187.2 million in fiscal 2005, representing approximately 7.6% of our total consolidated revenues, and operating income of $7.5 million.

IDT Entertainment consists primarily of animation and live-action production operations as well as a home entertainment distribution business. Through studios based in the United States and Canada, IDT Entertainment develops and produces 2D and 3D animated content for distribution theatrically, on television, and direct-to-video/DVD. Production is focused on proprietary content and is also performed for third parties. The division also develops and produces live-action content for television and direct-to-video/DVD distribution.

Our Anchor Bay Entertainment subsidiary distributes filmed entertainment on video and DVD for the home entertainment market with a strong presence through mass marketers. We primarily license content for distribution, and distribute our internally developed products as well. Anchor Bay is well known for the breadth of its titles in the children’s, fitness and horror genres. During fiscal 2005, Anchor Bay also gained significant market share in the fast growing TV-on-DVD category, with properties such as 3rd Rock From the Sun, Greatest American Hero, 21 Jump Street, and Highlander. Our Manga Entertainment subsidiary is a leading distributor of Japanese animation, known as Anime, to the home market.

IDT Capital.  IDT Capital is responsible for developing, incubating and, in some cases, operating our new or innovative business ideas. IDT Capital consists primarily of our local media business units, including brochure distribution and radio operations, and our energy, customer contact service, and real estate businesses. CTM Brochure Distribution distributes travel brochures to over 10,000 racks in hotel lobbies and other tourist-related access points. Our radio operations consist of a radio station (WMET 1160AM) serving the Washington, D.C. metropolitan area. We operate an energy business that resells natural gas and power to consumers and businesses throughout New York State, a call center business unit to manage the call center operations for IDT and outside clients, and several other developing operations such as real estate investments.

IDT Spectrum.  IDT Spectrum is our division that owns and markets our fixed wireless spectrum and related assets. The division holds a significant number of licenses for commercial fixed wireless spectrum in the United States. It is developing a fixed wireless network platform that will integrate the wireless spectrum with operational management capabilities, and a flexible architecture to serve the specialized backhaul and telecommunications connectivity needs of a variety of customers. With this integrated platform, IDT Spectrum intends to provide customers with reliable, high-bandwidth connectivity.

Voice over IP.  Net2Phone, which operates our Voice over IP business, is a provider of Voice over Internet Protocol, or VoIP, communications services. We have voting control of Net2Phone and an effective equity ownership of 40.8% as of July 31, 2005. Accordingly, we consolidate Net2Phone’s financial results with our own. Net2Phone’s common stock is publicly traded on the Nasdaq National Market under the symbol “NTOP.”

Net2Phone offers a variety of VoIP-based telecommunications products and services to consumers, enterprises and telecommunications providers around the world. The services are marketed to various customers through separate sales channels. Net2Phone offers products and services to resellers around the world, including complete alternatives to traditional phone service, enterprise solutions to small and medium size businesses, calling cards in over 130 countries, a VoIP solution for public call centers and Internet cafes, VoIP access directly to consumers, an outsourced offering for other carriers, and a solution for cable operators seeking to offer a telephony solution.

Financial information by segment is presented in Business Segment Information in the Notes to the Consolidated Financial Statements.

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

Our web site and the information contained therein or incorporated therein are not incorporated into this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission.

KEY EVENTS IN OUR HISTORY

We entered the telecommunications business in 1990 by introducing our international call reorigination service.

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

We entered the Internet telephony market in 1996 with our introduction of PC2Phone, the first commercial service to connect voice calls between personal computers and telephones over the Internet.

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

In August 2003, we launched “IDT America Unlimited,” our flat rate, unlimited local and long distance calling plan, a service now available in 13 states.

In November 2003, we began offering consumer phone services in the United Kingdom, under the “Toucan” brand name.

In December 2003, we completed the acquisition of Anchor Bay Entertainment, a leader in the distribution of home entertainment products to the mass market.

DEVELOPMENTS IN FISCAL 2005

In August 2004, we launched an advertising program with Pocket Billboards that places print advertising on IDT prepaid calling cards and features interactive audio messages that are linked to the calling card’s voice prompt directions.

In September 2004, IDT Entertainment and Emmy award winner Harry Connick, Jr. entered into an agreement to co-produce The Happy Elf, a one-hour computer generated animated holiday special that is scheduled to air on NBC in December 2005.

In November 2004, IDT Entertainment joined with Industry Entertainment and Nice Guy Productions to produce Masters of Horror, an anthology series that assembles prominent genre directors for a minimum of 13 one-hour films. Masters of Horror will premier on Showtime in October 2005.

In January 2005, we formed IDT Spectrum, Inc., a division to operate and market wireless spectrum products and solutions.

In March 2005, Liberty Media Corporation exchanged all of its direct and indirect interests in Net2Phone with IDT for newly issued shares of IDT Class B common stock. At the close of this transaction, we owned 41.2% of the equity of Net2Phone and added to our voting control of Net2Phone, and Liberty Media owned 17.2% of IDT.

In April 2005, IDT Europe acquired the Expercom pre-paid phone card business from Belgacom, Belgium’s leading telecommunications company. Expercom markets calling cards throughout Belgium.

In May 2005, Anchor Bay Entertainment entered into a Credit Agreement with a bank group led by J.P. Morgan Chase Bank, which provided for a $50 million, five-year, secured revolving credit facility, which may be increased to up to $75 million, to fund the production of live-action and animated feature films and television series by IDT Entertainment and the acquisition of additional titles for home video distribution by Anchor Bay and Manga Entertainment.

In June 2005, IDT Entertainment signed a two-year, multi-picture distribution agreement with Twentieth Century Fox to distribute computer generated animated theatrical releases produced by IDT Entertainment.

In June 2005, our President delivered to the Board of Directors of Net2Phone notice of our intention to commence a tender offer for all outstanding shares of common stock of Net2Phone not owned by IDT or its affiliates, at a price of $1.70 per share. In September 2005, we revised our proposed tender offer consideration to $1.70 of IDT Class B common stock for each share of Net2Phone common stock. The Board of Directors of Net2Phone established a committee of independent directors to consider the transaction, and that committee has found our initial offers unacceptable. We are continuing to negotiate with Net2Phone’s independent committee, but we cannot predict how long the negotiation process will take or whether any transaction will result.

In July 2005, we announced the launch of ToucanMobile, a wireless telephone service in the United Kingdom.

In July 2005, IDT Entertainment joined with Industry Entertainment to announce Masters of Sci-Fi, an anthology series for television and home video release featuring works from well-known writers of science fiction for a minimum of 13 one-hour episodes.

In July 2005, we signed a long-term wholesale services agreement with Verizon Communications, Inc. for local phone service, effective August 1, 2005, for Verizon to provide us with dial tone services or access to its local networks for a period of up to five years. The new agreement essentially preserves the features, functionality and ordering processes previously available to us under Verizon’s Platform of Unbundled Elements (UNE-P) service offerings.

RECENT DEVELOPMENTS

On August 29, 2005, IDT Spectrum, Inc. filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed initial public offering of its Class B common stock. The registration statement is not yet effective.

In September 2005, we announced the launch of TúYo Mobile, a new prepaid wireless service, designed for the mobile communications needs of U.S. Hispanics.

In October 2005, approximately 5,300 of 7-Eleven’s U.S. stores began offering IDT Telecom’s domestic and international long distance prepaid calling cards.

IDT TELECOM

OVERVIEW

Our 95.2%-owned subsidiary, IDT Telecom, provides retail and wholesale telecommunications services and products, including prepaid and rechargeable calling cards, consumer local, long distance and wireless phone services and wholesale carrier services.

Our telecom division generated revenues of $2.158 billion during fiscal 2005, an 11.4% increase over the $1.938 billion of revenues generated during fiscal 2004. Our telecom division’s revenues represented 87.4% of our total consolidated revenues in both fiscal 2005 and fiscal 2004. During fiscal 2005, our retail telecommunications services and products (calling cards and consumer phone services) contributed 74.9% of our telecom division’s revenues, with the remaining 25.1% attributable to wholesale carrier services. Our telecom division’s operating income was $49.4 million in fiscal 2005 compared to $78.4 million in fiscal 2004.

In fiscal 2005, we recorded revenues of $1.283 billion from sales of calling cards worldwide compared to $1.189 billion in 2004 and $1.081 billion in fiscal 2003. In fiscal 2005, we provided 17.312 billion minutes of phone service to our calling card customers. We are one of the largest providers of calling cards in the United States, where we distribute cards primarily through Union Telecard Alliance, a distribution joint venture of which we own 51%.

We provided consumer phone services to more than 532,000 residential customers and 13,000 business customers in the United States as of July 31, 2005. In addition, as of July 31, 2005, we had approximately 515 wholesale carrier customers (i.e., other telecommunications companies that purchase our telecommunications services to terminate their traffic) located primarily in North America and Europe.

Industry Overview

Local Telephone Service

The Telecommunications Act of 1996 established a statutory framework for opening the local markets to competition, while at the same time allowing long distance service to be offered by the incumbent local exchange carries, known as ILECs, which generally are operated by the regional bell operating companies, or RBOCs, also known as the “Baby Bells.” RBOCs can now offer long distance service because they have established, to the satisfaction of the FCC, that they have opened their local market to local telephone competition. We compete with the RBOCs for consumer phone service customers.

Despite the introduction of competition, the local phone service market continues to be dominated by the RBOCs. In previous years, the RBOCs’ primary competitors in this market have been the dominant long distance providers that entered the market for local service, competitive local exchange carriers, or CLECs, and others such as cable companies. The traditional long distance service providers and the CLECs largely entered this market by taking advantage of the FCC rules prescribed by the Telecommunications Act, which mandated that the ILECs make their local network elements and the lines into the customers’ premises available to competitors at a mandated wholesale rate. The cable companies have generally relied upon Voice over Internet Protocol, or VoIP, technology, to provide alternative access to customers, using the installed cable lines. Recent changes in the regulatory environment have reduced the ability of CLECs to compete in the local service market, while the pending acquisitions of AT&T and MCI by SBC and Verizon, respectively, may lead to the likely elimination of the largest interexchange carriers as competitors to the RBOCs.

The recent growth of our U.S.-based consumer phone services business has been driven by our entry into the local phone services markets, since fiscal 2004. Going forward, the future growth of this part of our business will be largely dependent upon our ability to access our customer’s premises at a favorable cost. Competitive carriers such as IDT previously had access to a customers’ premises (local loop) as well as switching capabilities at a regulated wholesale cost per customer, under the UNE-P regime mentioned above. However, pursuant to new rules adopted by the FCC that went into effect in March 2005, ILECs are no longer obligated to offer unbundled switching for mass market customers, and thus no longer required to offer UNE-P. In addition, CLECs are not able to order new UNEs for which they are not eligible under the new rules. Also, during a twelve-month transition period for UNE-P, ILECs may charge a one dollar surcharge per line per month. After the twelve-month transition period, the rates will be based on the retail tariff price, minus a fixed percentage discount. These restrictions relating to our access to these network elements have had and will likely continue to have a materially negative effect upon our ability to offer local phone services in the United States at a competitive price. We may not be able to pass along such cost increases to our customers, resulting in reduced margins in this business.

Following this regulatory action, we temporarily suspended the marketing and advertising of our bundled local and long distance service to new customers in the United States, while continuing to provide service to our existing customers. We signed a long-term wholesale services agreement with Verizon Communications, Inc., effective August 1, 2005, for Verizon to provide us with dial tone services or access to its local networks for a period of up to five years. The new agreement essentially preserves the features, functionality and ordering processes previously available to us under Verizon’s service offerings via the UNE-P regime, albeit at unregulated and higher costs to us. We continue to negotiate with other ILECs, with the intent of signing long-term wholesale commercial arrangements, which will allow us to continue to grow this business beyond the Verizon territory.

Domestic Long Distance Telephone Service

The large long distance providers, such as AT&T, MCI, and Sprint Nextel, have been heavily affected by competition from the RBOCs, cable companies, wireless operators and other competitive providers in the long distance market. The large providers have seen their revenues decline due to lower pricing brought on by the increased competition and subscriber losses to the new entrants. Although many competitive providers in the domestic long distance market have been able to grow their revenues by taking market share away from the larger providers, all providers of domestic long distance have experienced declines in per-minute pricing and margins.

International Long Distance Telephone Service

The international long distance market has also witnessed significant declines in pricing in recent years. Key destinations within the world’s developed regions have also experienced significant increases in network capacity during the past decade, which has outstripped the concurrent, rapid demand growth. The declines in pricing for telecommunications services have been widespread, although prices for terminating traffic in less developed regions, have not been affected to the same degree by the factors plaguing other long distance markets. The telecommunications markets in those less developed regions are still in the early stages of deregulation and there is, therefore, less competition and fewer opportunities for product substitution. While we have been affected by the general decline in pricing in the market, we have also benefited from the deregulation of many foreign markets by expanding our current services and by offering service in new markets. The decline in international long distance pricing has served to generate significant increases in the volumes of international traffic over the years, as calls to overseas destinations have become more affordable to our customers. We anticipate that pricing for international long distance services will continue to drop in coming years, as more markets deregulate, and as competition from wireless and VoIP providers intensifies.

BUSINESS STRATEGY

The following represent key elements of our strategy to compete and grow in the telecommunications market:

•	Maintain and Grow our Core Calling Card and Wholesale Carrier Business Lines. Despite significant price erosion, we have been able to expand our core calling card and wholesale carrier businesses in recent years. Our retail minutes-of-use have increased by 87% from fiscal 2002 to fiscal 2005, representing a compound annual growth rate (CAGR) of 23%. Over that same period, our wholesale minutes-of-use have grown by 150%, representing a CAGR of 36%. These businesses continue to provide us with a base upon which we can build our newer, higher-margin businesses, such as our consumer phone services business and other new initiatives.

•

Expand to Additional Geographic and Customer Markets.  We continue to expand our retail and wholesale operations to additional geographic areas, particularly in Europe, Latin America and Asia. Typically, our wholesale business has led our expansion into a new market, as we seek to interconnect with the market’s major carriers, allowing us to both terminate our existing traffic into that country at a more favorable rate, and to carry traffic out of that country, to be terminated elsewhere. We then build calling card operations in that market by focusing marketing efforts on ethnic and immigrant communities and portions of the population that have typically been under-served or have limited access to low-cost telecommunication services.

   Within the United States, we intend to expand our calling card operations in the Midwest and Southwest, areas where we currently have a smaller presence but which are heavily populated by the same immigrant communities that comprise our core customer base. In our more mature U.S. markets, we are targeting additional ethnic and immigrant communities. We are also expanding the geographic areas in which we offer our consumer phone services with a near-term focus on markets in western European countries where we have already established a significant calling card presence.

•	Broaden our Portfolio of Telecom Products and Services. We continue to develop and introduce new and complementary telecommunications products and platforms. We seek to leverage our flexible Enhanced Services platform, market access, infrastructure and expertise to offer complementary services to our target markets. We announced the launch of TúYo Mobile, a prepaid wireless service designed for Hispanics in the United States, in the first quarter of fiscal 2006.

•	Develop New, Non-Telecom Products and Services for our Existing Customer Base. We are developing new, non-Telecom related products and services, which are designed to provide our existing customer base with more services. In so doing, we have focused on the ethnic and immigrant communities which comprise the core of our calling card customer base. By following this approach, we will be able to leverage our expertise in marketing to these consumer segments, as well as our existing distribution channels. Our development efforts are currently centered around providing financial services (money transfer, prepaid debit cards, etc.) and educational services (English-as-a-second language products) to the large, and growing, ethnic and immigrant groups in the United States and western European countries.

•	Pursue Strategic Investments and Acquisitions. We will consider acquiring other telecommunications companies, businesses or assets, as opportunities arise. Such acquisitions would focus on expanding geographically, adding new product lines or increasing scale in our existing businesses.

IDT TELECOM’S SERVICES

Our telecom division currently provides our customers with a variety of services, including:

•	prepaid debit and rechargeable calling cards;
•	consumer phone services, including local, domestic long distance and international long distance;
•	wholesale carrier services; and
•	wireless services.

Retail Telecommunications Services

Prepaid Debit and Rechargeable Calling Cards

We sell prepaid debit and rechargeable calling cards under the “IDT” and “Entrix” names providing telephone access to more than 230 countries and territories. We offer international rates on our calling cards that we believe are generally below the rates offered by most of the major “brand-name” carriers such as AT&T, MCI and Sprint Nextel. We sell more than 400 different prepaid calling cards in the United States, and more than 300 different cards abroad, with specific cards featuring favorable rates to specific areas of the world.

Our prepaid calling cards are marketed primarily to the ethnic and immigrant communities in the United States, Europe, Asia and Latin America that tend to generate high levels of international traffic. We believe that recent immigrants and members of ethnic communities tend to be heavy users of international long distance telephone service because of their desire to keep in touch with family members and friends, many of whom are still located in their country of origin. Specifically, a large portion of our U.S. calling cards are purchased by the Hispanic community. Therefore, a significant proportion (69.2% in fiscal 2005 and 67.7% in fiscal 2004) of our international prepaid calling card minutes are terminated in Latin America.

Our prepaid calling card business is particularly strong in the Northeastern United States because of our extensive distribution network and competitive rates to countries that immigrants in the Northeastern United States prefer to call, such as Colombia, Mexico and the Dominican Republic. With the expansion of operations in other parts of the United States, our prepaid calling card sales in the Northeastern United States now constitute a smaller percentage of our total prepaid calling card sales in the United States than in previous years. In fiscal 2005, prepaid calling card sales in the Northeastern United States were approximately 31.1% of our total prepaid calling card sales in the United States, as compared to 43.0% in fiscal 2004.

The following table lists some of the major prepaid calling cards that we sell in the United States:

NY Boss

Washington Boss

NY Inc.

NJ Boss

FL Blast

New York X-clusive

Texas Red Houston

New Jersey X-clusive

Knockout Illinois/Wisconsin

New York Blast

Texas Red Dallas

Crazy Crazy Crazy New York

Illinois Inc.

Washington BlackBall

New York BlackBall

We also sell prepaid calling cards in Europe, Latin America and Asia, as discussed in detail in the International Divisions section below.

Our Prepaid Solutions division markets a variety of prepaid calling cards and complementary offerings, including:

•	Customized (Private Label) Retail Calling Cards. We market these prepaid calling cards to major national retailers, who sell them primarily in high-traffic stores. We print these prepaid calling cards with the retailer’s name and logo, and provide them to the retailer, who in turn sells them to its customers. For example, we offer our customized retail cards at Walgreens, the largest retail drugstore chain in the United States with over 4,000 stores, at more than 1,160 ExxonMobil stores, and at 812 Hess retail outlets. During fiscal 2005, we signed agreements to distribute our prepaid solutions cards in more than 3,300 Kroger stores and in more than 1,400 Ace Check Cashing stores. During the first quarter of fiscal 2006, we began distributing prepaid calling cards to approximately 5,300 of 7-Eleven’s United States stores.
•	IDT-Branded Retail Calling Cards. These prepaid calling cards are printed with the IDT logo and design and are sold to small and medium sized retail chains (supermarkets, drug stores, convenience stores, etc.) for resale to their customers, typically through point of sale displays. Key elements of our offering for retailers include: domestic and ethnic brands with competitive price points, point-of-sale materials and marketing support, a merchant services team, detailed reporting and inventory and auto-replenishment services. New York-based Gristedes supermarkets and New Jersey-based Community Distributors Inc.’s Drug Fair and Cost Cutters stores were among the first customers to sign up for this new program.

We are developing new potential sources of revenue, including placing third-party advertising on calling card packaging, offering gift calling cards, and loyalty calling cards. In addition, we are leveraging the technologies built for our point of sale activation services and our retail distribution channel to develop prepaid cards that can be accepted by banking networks (particularly internationally) for ATM withdrawals and by retail stores for debit purchases. Our prepaid solutions cards accounted for revenues of $64.3 million in fiscal 2005 or 2.98% of IDT Telecom revenues.

During fiscal 2005, we sold approximately 406 million prepaid calling cards, excluding rechargeable calling cards, worldwide, an 8.8% increase from the 373 million prepaid calling cards sold in fiscal 2004. The sale of these calling cards in fiscal 2005 generated $1.270 billion in revenue, as compared with $1.171 billion in fiscal 2004, and resulted in the completion of 17.312 billion minutes of telephone usage, as compared with 15.627 billion minutes in fiscal 2004. During fiscal 2005, sales of prepaid calling cards accounted for 58.8% of our telecom division’s total consolidated revenues, as compared to 60.4% in fiscal 2004. During fiscal 2005, we sold 89.2% of our prepaid calling cards in the United States, with the remaining 10.8% sold abroad.

Our rechargeable calling cards, marketed mostly to business travelers, are distributed primarily through in-flight magazines and permit users to place calls from over 55 countries through international toll-free services. Accounts are automatically recharged with a credit card that the customer provides at the time of initial card activation. In fiscal 2005, revenues attributable to rechargeable calling cards were $13.1 million, or 0.6% of our telecom division’s consolidated revenues.

Combined, our prepaid and rechargeable calling cards accounted for 59.5% of our telecom division’s consolidated revenues in fiscal 2005.

We believe that the following factors have contributed to the growth of our calling card services:

•	our competitive pricing resulting from our extensive network of interconnection and termination arrangements, purchasing power and least-cost-routing system, which allow us to procure the most cost-effective termination;
•	our network of switches and transmission facilities, which allows us to keep our costs low as compared to some of our competitors, whose operations consist solely of selling calling cards, while relying on other companies to provide switching services;
•	our Enhanced Services Platform, which is a proprietary database that keeps track of the remaining balance on each calling card, enables us to process a large number of cards and transactions simultaneously and to provide multilingual and multi-currency cards;
•	our extensive distribution channel, which covers a wide variety of over 350,000 retail outlets worldwide;
•	the quality and dependability of the telephone service we provide; and
•	our understanding of, and commitment to, the ethnic prepaid calling card market.

Consumer Phone Services

We currently provide our bundled local/long distance phone service in 13 states marketed under our brand name America Unlimited. Our bundled local/long distance service, offered primarily to residential customers, includes unlimited local, regional toll and domestic long distance calling. We also offer a second bundled plan, providing unlimited local service with IDT long distance included for as low as five cents per minute. With either plan, competitive international rates and/or additional features can be added for additional monthly fees.

Our long-standing five cents per minute long distance service continues to be available in the continental United States with a $3.95 monthly service fee. In addition, we now offer two new long distance services offerings, targeted to heavier users of long distance service: a 3.9 cents per minute long distance plan, with a $15 monthly minimum but no monthly service fee; and an unlimited domestic long distance plan, for a flat rate of $21.95 per month.

Consumer phone services generated revenues of $333.5 million, accounting for 15.5% of our telecom division’s total consolidated revenues in fiscal 2005. As of July 31, 2005, we had approximately 220,000 active customers for our bundled local/long distance plan and approximately 325,000 customers for our metered long distance plans. Our highest customer concentrations are in large urban areas, with the greatest number of customers located in New York, New Jersey, Pennsylvania, California, and Florida.

The future growth of our U.S.-based consumer phone services business will be largely dependent upon our ability to access our customer’s premises at a favorable cost. Competitive carriers such as IDT previously had access to a customer’s premises (local loop) as well as switching capabilities at a regulated wholesale cost per customer. However, as discussed in detail in the Industry Overview above, in February 2005, the FCC adopted new rules related to the ILECs’ obligation to make these network elements available to competitors, as well as the price at which this access must be offered. Going forward, our ability to obtain access to the local loop and switching elements will result from negotiated wholesale commercial agreements, such as the agreement we entered into with Verizon.

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

By utilizing our flexible, least-cost routing system and capitalizing on our own high volume of international long distance telephone traffic (generated by our calling card business), aggressive purchasing strategies and extensive experience in provisioning circuits, we are able to provide major carriers and niche carriers alike with rates that we believe are often lower than those traditionally available through other carriers. Wholesale carrier sales were $541.7 million in fiscal 2005, representing 25.1% of our telecom division’s consolidated revenues. In fiscal 2005, we carried 6.253 billion wholesale minutes, an increase of 29.5% over fiscal 2004 when we carried 4.829 billion wholesale minutes.

In fiscal 2005, we increased the number of our direct relationships with foreign state-owned or state sanctioned post, telephone or telegraph companies, from approximately 120 to 145. We believe that a direct connection from one of our switches to a foreign state-owned or state sanctioned post, telephone and telegraph company both increases the quality of a call and reduces cost, which enables us to generate more traffic with higher margins to that foreign locale. During fiscal 2006, we intend to continue to expand our existing direct relationships with foreign state-owned or state sanctioned post, telephone and telegraph companies, particularly in Asia and Africa.

In addition to offering competitive rates to our carrier customers, we have also centered our sales and marketing efforts around our ability to offer the high quality connections these providers often require. To that end, we have broadened our wholesale carrier service offerings to include higher-priced, premium services in which we guarantee higher quality connections, based upon a set of predetermined quality-measuring criteria. These services meet a growing need for some of our wholesale customers, who are providing services to high-value, quality-conscious retail customers.

During fiscal 2005, we broadened our wholesale customer base by increasing our customers from 448 to 515. Our most significant wholesale carrier customers are long distance carriers. While they may vary from period to period, our five largest wholesale carrier customers accounted for 5.6% of IDT’s total consolidated revenues in fiscal 2005, compared with 6.5% in fiscal 2004. In the fourth quarter of fiscal 2005, the top 15 wholesale carrier service customers accounted for 36.1% of the revenues for this division, versus 37.7% in the fourth quarter of fiscal 2004. This concentration of revenues increases our risk associated with non-payment by a customer.

Our strategy has been to offer wholesale carrier services over both traditional circuits as well as VoIP. This diversified strategy enables us to manage costs on a carrier by carrier basis, as well as diversify our portfolio of product offerings to various regions around the world.

INTERNATIONAL DIVISIONS

We maintain our European corporate and carrier operations in London, England with our retail business headquartered in Dublin, Ireland. We also maintain Asian headquarters in Hong Kong and African headquarters in Johannesburg, South Africa. IDT Europe operates satellite offices in Germany, France, the Netherlands, Belgium, Switzerland, Czech Republic, Spain, Sweden, Greece, Italy, Portugal and Denmark.

In Europe, we market our prepaid calling cards in the United Kingdom, the Netherlands, Spain, Germany, Belgium, France, Ireland, Israel, Italy, Sweden, Switzerland, Denmark, Norway, Portugal, Austria and Greece, seeking to capitalize on the opportunity presented by immigration from underdeveloped countries to Europe’s developed nations. Because the immigrant market is fragmented, we offer approximately 250 prepaid calling cards in Europe, with some of the major cards listed below:

SuperCall (Spain)

Budget (UK)

StarCard (Sweden)

Global One (Denmark)

Eastern Europe Card (UK)

Auna (Spain)

Africall Team (UK)

Asia (Netherlands)

Supercalling Card (UK)

Afrika (Germany)

Bonus (UK)

Supercard (Germany)

Unity (UK)

Eagle Team (UK)

Easy TT (UK)

In the United Kingdom, under the Toucan brand name, we provide residential communications services including Carrier Preselect (CPS) as well as Internet and mobile services. We launched the Toucan service in November 2003 and had approximately 146,000 customers as of July 31, 2005.

During fiscal 2005, we began offering dial-up and broadband Internet access in the United Kingdom and, during the first quarter of fiscal 2006, we launched Toucan consumer phone service in the Netherlands. We plan to expand the Toucan suite of products, and continue its expansion to other European markets.

We signed an agreement with a leading wireless operator to launch a new mobile phone service, ToucanMobile, in fiscal 2006. We also provide wholesale carrier services to European telecom companies, including foreign state-owned or state sanctioned post, telephone or telegraph companies and Tier-1 carriers, new and emerging telephone companies, and value-added service providers.

Our European operations generated $418.4 million of revenues in fiscal 2005, a 14.3% increase over the $365.9 million of revenues generated during fiscal 2004. Our European operations’ revenues constituted 19.4% of our telecom division’s revenues in fiscal 2005, as compared to 18.9% in fiscal 2004. During fiscal 2005, prepaid calling cards constituted 36.2% of our European operations’ revenues, with 53.5% attributable to wholesale carrier and the remaining 10.3% from consumer phone services.

Under the Corbina Telecom trade name, we are a licensed full service telecommunications operator in Russia. We offer a broad range of services throughout the 24 largest industrial areas in Russia. Such services include wireless services, fixed line telephony for domestic and long-distance voice, VoIP, lease line services, wholesale carrier services, Internet access (dial-up and broadband) and VPN. Corbina owns its own telecommunications network with over 1,000 kilometers of fiber optic lines in Moscow. Revenues generated by Corbina in fiscal 2005 were $64.3 million, an increase of 43.2% from $45.0 million in fiscal 2004. Corbina constituted 3.0% of IDT Telecom’s total revenues in fiscal 2005.

We believe that there is a significant market for prepaid calling cards in Latin America. We now sell cards in Argentina, Peru, Chile, Jamaica, and Uruguay as well as through a revenue sharing agreement in Brazil. In fiscal 2005, we generated approximately $22.6 million in revenue selling calling cards in Latin America.

In fiscal 2004, we built out our Asia-Pacific gateway switching facility in Hong Kong. In fiscal 2004, we launched a pre-paid calling card distribution business in Hong Kong and in Singapore. In fiscal 2005, we sold approximately one million pre-paid calling cards in Hong Kong and approximately one-half million cards in Singapore.

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

We benefit from Union Telecard’s extensive distribution network, which provides us with an accurate assessment of the fast-changing requirements of our prepaid calling card customers. We work closely with Union Telecard’s management team, which we and our co-venturer appoint, in developing marketing and distribution strategies for our prepaid calling card products, including card design, pricing and expansion opportunities. Sales of our calling cards represented 96.2% of Union Telecard’s total revenues in fiscal 2005.

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

Our customized retail calling cards and our IDT-branded retail calling cards are marketed to retail chains and outlets primarily through our own internal sales force, although from time to time we may utilize third-party agents or brokers to acquire accounts.

We market our consumer phone services primarily through direct television and print advertising in targeted markets. In the United Kingdom, we primarily use third-party sales agents to market our consumer phone services.

In Europe, we sell our prepaid calling cards through independent distributors and our customized retail and IDT-branded retail calling cards using our own internal sales force.

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

We hold indefeasible rights of use (referred to as IRUs, which are leases of fiber optic cables generally considered to be more akin to ownership rights than traditional leases) providing long-term usage of capacity on six undersea fiber-optic systems. In addition, we lease capacity, which together with our IRUs, operate on more than 17 different cable systems worldwide. These undersea circuits connect our U.S. facilities with our international facilities and with third-party facilities in Europe, Latin America, Asia, the Caribbean, Canada and Africa. We utilize other carriers’ networks in providing consumer long distance services.

Switching Platforms

Our telecom division uses three major telecommunications switching platforms—Excel, Nortel, and Sonus.

Excel (formerly a division of Lucent) switches are used for many application-based products such as prepaid calling cards, and value added services such as voice prompts, speed dialing, voice mail and conferencing. Excel switches are designed to implement network-based intelligence quickly and efficiently. As of October 1, 2005, we had deployed 226 Excel switches.

Our telecom division also uses international gateway and domestic carrier switches manufactured by Nortel. An international gateway switch connects networks across international borders and translates voice and signaling protocols between those used in North America, in Europe and in other areas of the world so that the networks can communicate. As of October 1, 2005, we owned seven Nortel switches, five of which were located in the United States with the remaining two in the United Kingdom.

Our telecom division has also deployed a significant number of Sonus gateway switches interconnected over a VoIP backbone and controlled via a global softswitch. Our global softswitch and VoIP network is a multi-service, distributed switching platform that provides domestic and international gateway switching capabilities, support for our enhanced services applications and VoIP gateway functionality. Our Sonus gateways serve as international switching gateways as well as local interconnect switches.

Least Cost Routing

Our switches work in conjunction with our software platforms, many of which are proprietary, to run all of the applications that we require to provide value added services, as well as billing and traffic analysis. The software enables the switches to route all calls via our least-cost-routing system. Least-cost-routing is a process through which the routing of calls is optimized for over 230 countries and territories. In the event that traffic cannot be handled over the least-cost-route due to capacity or network limitations, the least-cost-routing system is designed to transmit the traffic over the next least-cost-route. Our least-cost-routing system analyzes several variables that may affect the cost of a call, including different suppliers, different time zones and multiple choices for terminating the call in each destination. By utilizing a least-cost-routing system, we believe that we are able to lower our costs and offer lower rates to our customers.

IDT ENTERTAINMENT

Our 95.2%-owned subsidiary, IDT Entertainment, operates our animation and live-action production operations, home entertainment distribution businesses and a worldwide sales agency. IDT Entertainment is our second largest division (based on revenues and operating income), with fiscal 2005 revenues of $187.2 million and operating income of $7.5 million. We have several computer generated, or CG, animation projects as well as several live-action horror and science fiction films currently in production and development.

Through studios based in the United States and Canada, IDT Entertainment develops and produces 2D and 3D animated content for distribution theatrically, on television and direct-to-video/DVD. Animation production is focused on proprietary content, and is also performed for third parties. The division also develops and produces live-action horror and science fiction content for television and direct-to-video/DVD distribution. We have entered into several joint ventures and development arrangements to increase our access to brand name content.

Our home entertainment distribution operations, which are primarily conducted through our Anchor Bay Entertainment and Manga Entertainment subsidiaries, distribute videos and DVDs to mass merchants including Wal-Mart, Target, Blockbuster Video, Best Buy, Kmart, and other retail outlets. Anchor Bay has a significant presence in the children’s themed, horror, fitness and television series on DVD genres, whereas Manga focuses primarily on Japanese animation, known as anime.

ANIMATION INDUSTRY OVERVIEW

Feature Films

The motion picture industry can be divided into two broad segments—animated and live-action films. Most of films released theatrically are live-action films. Since 1995, however, there has been an increasing market acceptance for CG animation content. According to boxofficemojo.com, between 1995 and 2004, on average, a CG animated film generated worldwide box office revenues of $408 million, compared to $64 million for live-action films. In addition, CG animated films have also generated significant revenue from ancillary sources, including video/DVD sales, merchandising and television. The production costs of a CG animated film are generally higher than those of a live-action film. Currently, production costs for CG animated films average approximately $72 million (according to imdb.com) for production, versus approximately $64 million for live-action films.

Approximately six months after a film’s initial theatrical release in the United States, studios typically release the home video version of the film on DVD. Home video sales generally account for about one-half of the revenues generated by a film, with approximately 67% of this revenue from home video/DVD sales and 33% from rentals. When the exclusive home video window closes, typically after six months, the film revenue stream shifts to television, which generates approximately 15% of a feature film’s revenues. This period lasts about five years. In addition, studios often market merchandise and video games based upon the film simultaneously with the film’s release.

Non-Theatrical Films

Animated films have also successfully been distributed directly to home video and for television broadcast. Similar to a theatrical release, the television broadcast of an animated film is not necessarily the most profitable release window, but it does generate a considerable amount of market awareness that can translate into additional revenue and profits from home video and merchandising. The DVD market is the most profitable of all release windows, generating sales of $24.1 billion in 2004. According to a JPMorgan Industry report released in 2005, this market has generated net margins in the range of 47%-67%. Because the smaller viewing screen is less demanding than the “big screen” used for theatrical releases, production times are much shorter and costs are considerably lower than for theatrically released films. CG animated films perform well in this market due to, among other things, their universal storytelling appeal and family-friendly orientation.

OUR OPERATIONS

IDT Entertainment is a vertically integrated entertainment company primarily focused on the acquisition, development, production and distribution of animation (including CG and 2D animated content) and live-action entertainment content. We are at various stages of development and production on several animated feature-length films, animated direct-to-video/DVD projects and live-action genre films based on our owned or licensed content. We have made acquisitions and entered into joint ventures providing us access to well-known characters on which to base our projects. Additionally, through our Anchor Bay and Manga subsidiaries, we have a library of over 3,800 owned and licensed titles that they distribute for the home entertainment market, principally through mass merchandising to customers in the United States, Canada and the United Kingdom.

Our Approach

Our strategy is to produce proprietary animated and live-action content for distribution into all media outlets while supplementing this with a steady and profitable base of retail distribution and production services work. Our own projects include animated and live-action content for direct-to-video/DVD and television, as well as the riskier, but potentially more rewarding, production of CG animated films for theatrical distribution. Our first such project is Yankee Irving. To increase our access to well-known intellectual property or the creative talent of well-established industry figures, we have entered into joint ventures with owners of properties and proven creators of new properties in order to achieve significant market appeal with relatively low marketing expenditures, because broad audiences are already familiar with the properties or the names of the talent. We also provide production capacity to well-known producers, who add industry relationships and creative talent. We have secured top animation production talent and seek to be a low cost producer of high quality content, utilizing our expertise in cost management and internally developed proprietary software. We believe that our cost advantages arise from a combination of the following factors:

•	we operate certain of our production studios and facilities in Canada, which has significantly lower costs compared to the United States, as well as government subsidies and tax credits;
•	we utilize high level CG animation talent in our studios and headquarters to ensure that no wasteful animation is being produced and that all of the key elements are of the highest quality; and
•	we concentrate our resources on character development that drives the story, not on creating expensive special effects.

Production and Development of Animated Content

We have built a world class management team to navigate animated projects through each phase of production, headed by Janet Healy who has over 30 years in the entertainment industry, including producing successful animated feature films. The production of an animated feature film is extremely complex and time consuming. Production consists of six phases, modeling, layout, animation, shading and lighting, rendering and compositing and film recording, each of which is extremely complex and potentially costly and time consuming. Following transfer of the final product to film, post-production begins. Final color corrections are made, and sound effects and the musical score are added. After this, the final print of the film is made.

Potential proprietary animation projects come from a wide range of sources, including our own in-house development team led by Jerry Davis, our Chief Creative Officer, freelance writers or literary works such as novels and comic books. These ideas are initially distilled into short “treatments” in their preliminary form. In addition to consideration of artistic merit and commercial potential, treatments are matched with the capacity and capabilities of IDT Entertainment’s production hubs. In the near term, we expect to “develop” fewer than 20 treatments in any year. In determining whether to produce a project, we consider not only the potential for the production itself, but also the expected market for merchandising and related sales opportunities, which are particularly significant with respect to direct-to-video/DVD releases that involve well-known and developed properties. Anchor Bay and our foreign sales distribution teams are actively involved in decisions at this preliminary stage due to their expertise in projecting video and DVD sales.

Live Action Films

Our live-action operations focus on horror, science fiction, supernatural and thriller films for television broadcast and direct-to-video/DVD. We have developed several properties for the growing demand from cable operators for original programming. Two of our films premiered on the Sci-Fi Network in 2005, and we have signed a deal with Showtime Network to air a 13-episode film anthology, Masters of Horror. Our live-action properties will primarily be distributed to the home entertainment market by Anchor Bay in the United States, Canada and the United Kingdom and by third party distributors in selected foreign markets.

Proprietary Projects

We are in various stages of development and production of the following animated and live-action proprietary properties, among others:

•	Yankee Irving, our first CG animated film to be released theatrically. Yankee Irving is a comedic adventure about a baseball-obsessed kid who becomes ensnared in a plot to bring down the NY Yankees. This film was inspired by Christopher Reeve’s directorial vision.
•	Masters of Horror, Masters of Sci-Fi, Spawn and El Superbeasto.
•	Wow! Wow! Wubbzy, Me, Eloise and Harry Connick, Jr.’s The Happy Elf.

Production Services Projects

We provide animation and other production services for third parties on the following properties:

•	The Simpsons, the Fox TV series.
•	King of the Hill, the Fox TV series.
•	Tripping The Rift, the Sci-Fi Channel TV series.
•	Barbie: Princess and the Pauper, a direct-to-video/DVD for Mattel.
•	Pappy’s Island, a one-hour primetime television and direct-to-video/DVD special based on Popeye.
•	Veggie Tales, a direct-to-video/DVD series for Classic Media.

Our Animation Studios

We operate several animation studios in the United States and Canada. Each of these studios has its own expertise and advantages allowing us to allocate production and post-production work to the most appropriate facility based on expertise, availability and special incentives (such as tax credits and governmental grants) that may be unique to a studio at a particular time.

Home Entertainment Distribution

We operate an extensive home entertainment distribution operation primarily through our Anchor Bay and Manga subsidiaries. Anchor Bay and Manga have access to leading mass market retailers such as Wal-Mart, Blockbuster Video, Kmart, Best Buy and Target. Anchor Bay is a leading independent video distributor that acquires and licenses content for home video entertainment, targeting markets with a core audience such as children’s, fitness, horror, and TV series on DVD, and has strong leading positions in several of those genres. Manga specializes in the production, distribution and worldwide marketing of anime, Japanese animation, for theatrical, home video and television release. Anchor Bay and Manga supplement their content of the properties that they distribute by designing and producing additional value-added features, such as interactive menus, critical commentaries, interviews with producers and talent, packaging and marketing materials. Anchor Bay will distribute many of our internally developed products. Anchor Bay and Manga have a combined library consisting of over 3,800 owned or licensed titles. Their top selling titles in fiscal 2005 included: 3rd Rock From the Sun, Greatest American Hero, 21 Jump Street, Thomas the Tank Engine Series, Dawn of the Dead, Life of Brian, Highlander, Crunch Fitness Series and Ghost in the Shell.

Sales Agency

IDT Entertainment Sales is the worldwide sales agent for IDT Entertainment and selected third-party productions, and oversees the marketing, distribution, delivery and collections on all projects from films to television and foreign home video. Domestically, IDT Entertainment Sales has sold product to Showtime, Sci-Fi Network, Nickelodeon, NBC, Cartoon Network, and Starz. IDT Entertainment Sales has also sold product in all key foreign territories to both networks and video/DVD distributors.

Joint Ventures

We have completed several investments and joint ventures to secure access to brand name characters and content as well as distribution channels for family-friendly content. For example, our investment in POW! Entertainment, founded by Stan Lee, the creator of Spider-Man, The Incredible Hulk and X-Men, provides us with a development agreement for six animated properties in which we will own all intellectual property rights to characters created for us by Mr. Lee. We own a minority interest in POW! Entertainment. Pursuant to our agreement with POW! Entertainment, Stan Lee will create original characters for new animated productions in a series entitled Stan Lee Presents. We are currently in production on three projects under this agreement.

We have also concluded a development, production and distribution agreement with Todd McFarlane Productions. This agreement covers the production of animation and merchandise based on Spawn and other Todd McFarlane Productions’ intellectual property. The first Spawn series aired on HBO from 1997 through 1999 and won two Emmy™ awards. We intend the initial project to be Todd McFarlane’s Spawn: The Animated Series. In addition to Spawn, Todd McFarlane will create two additional animated properties.

IDT CAPITAL

OVERVIEW

IDT Capital is responsible for prospecting and launching our new or innovative business ideas. The division seeks to exploit the assets and resources available within IDT.

IDT Capital currently consists primarily of our local media businesses, including our brochure distribution and radio operations, as well as our energy, customer contact services and real estate businesses. During fiscal 2005, IDT Capital generated $39.7 million in revenues, resulting in an operating loss of $14.2 million.

CTM BROCHURE DISPLAY

With over 2,000 clients and more than 10,000 display racks in over 30 states and provinces, CTM Brochure Display is a major distributor of travel and entertainment brochures in the Eastern United States and Canada. CTM is exploring entering into new sectors of the industry, such as airport lounges. CTM earns revenue through fees paid by travel and entertainment industry customers who pay CTM to distribute their brochures to public venues. In fiscal 2005, CTM generated revenue of $17.2 million, resulting in operating income of $1.6 million.

ENERGY

We operate an energy service company, or ESCO, that provides natural gas and electricity to businesses and consumers throughout New York State. We founded IDT Energy in November 2004 and it has grown organically as well as by acquisition. IDT Energy takes advantage of our experience in growing a commodity-based business that provides services to consumers and businesses in an industry that is undergoing deregulation. At this stage of the business’ development, we resell natural gas and power to end users, but do not handle the transmission of that product. We currently operate in New York, and have plans to expand to additional markets that have a deregulated energy industry and offer economic incentives.

To supplement the services of our ESCO, we are exploring various complementary businesses, such as related service offerings and alternative energy sourcing which carry significantly higher margins than a pure ESCO commodity-based business.

In fiscal 2005, our energy operations generated revenue of $12.0 million, resulting in an operating loss of $1.6 million.

RADIO

We own and operate WMET 1160 AM, a talk radio station serving the Washington, D.C. metropolitan area, the nation’s eighth-largest radio market, including the corridor from Baltimore, Maryland to Richmond, Virginia. In fiscal 2005, WMET became an affiliate of the Fox News radio network and generated $0.7 million of revenue, resulting in an operating loss of $3.7 million. In fiscal 2005, we sold our Liberty Broadcasting radio network to focus on further developing our radio station.

REAL ESTATE

IDT Real Estate seeks opportunities to purchase and lease back to the current owner or occupant large properties, focusing on transactions with universities, hospitals and large corporations who can benefit from the liquidity offered by such a transaction. Additionally, IDT Real Estate seeks other opportunities in the real estate industry.

CUSTOMER CONTACT SERVICES

We manage call center operations for IDT and outside clients. Prior to forming the business unit, IDT had a ten-year history of running call centers that performed customer service for its own retail operations. Call centers that service IDT customers are located in Newark, New Jersey, Puerto Rico, London, England and Jerusalem, Israel.

Our Jerusalem call center also manages all of our customer contact management services for outside clients. The call center has grown to approximately 650 employees, and approximately 50% of its efforts are now devoted to outside clients. Services that we provide to outside clients include fundraising and charitable solicitations, inbound customer sales, subscription sales, customer service and technical support, client satisfaction surveys and information gathering.

IDT SPECTRUM

IDT Spectrum is our division that owns and markets our fixed wireless spectrum and related assets. The division holds a significant number of licenses for commercial fixed wireless spectrum in the United States, and is developing a fixed wireless network platform that will integrate the wireless spectrum with operational management capabilities and a flexible architecture to serve the specialized backhaul and telecommunications connectivity needs of a variety of customers. With this integrated platform, IDT Spectrum intends to provide customers with reliable, high-bandwidth connectivity. We expect primary applications for IDT Spectrum’s offerings to be:

•	backhauling mobile wireless voice and data transmissions, which is the transmission of traffic between cell sites of cellular and other wireless telecommunications providers and wired network connection points;
•	last mile connectivity for enterprises and other organizations to interconnect networks;
•	physical diversity and redundancy in connections to existing networks for various government agencies and commercial enterprises; and
•	high-bandwidth connectivity to networks for providers of wireless broadband connectivity applications, such as WiMax, which is long distance broadband connectivity over unlicensed spectrum.

VOICE OVER IP

OVERVIEW

Our Voice over IP division consists mostly of our stake in Net2Phone. Net2Phone is a separate publicly traded company whose common stock is quoted on the Nasdaq National Market under the symbol “NTOP.” Net2Phone is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. On or about October 14, 2005, we expect that Net2Phone will file with the Securities and Exchange Commission an Annual Report on Form 10-K with respect to its fiscal year ended July 31, 2005. Set forth below is a brief description of the business of Net2Phone. For further information with respect to Net2Phone, reference may be made to its Annual Report on Form 10-K and to prior and subsequent reports and other information filed by Net2Phone from time to time with the Securities and Exchange Commission. No such reports or information are incorporated into this report and such reports and information do not form a part of this report.

Net2Phone delivers telephony services to businesses and consumers in more than 130 countries, capitalizing on the growth, quality, flexibility and cost advantages of VoIP technologies. Net2Phone also offers cable operators and other broadband operators a complete suite of services, enabling them to deliver residential phone services to their customers with comparable quality features and functionality to that offered by traditional phone companies.

ACCOUNTING TREATMENT OF NET2PHONE

We have exercised operating control over Net2Phone since October 23, 2001, and accordingly have consolidated our investment in Net2Phone into our financial statements since that date. On December 15, 2004, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), which was consummated on March 8, 2005, with certain subsidiaries of Liberty Media. Pursuant to the Merger Agreement, we acquired all of Liberty Media’s direct and indirect interests in Net2Phone in exchange for 3.75 million shares of our Class B common stock, with a fair market value of $56.1 million. Through this transaction, we increased our effective equity interest in Net2Phone to approximately 40.9% and our aggregate voting power to approximately 57.0%. The acquisition was accounted for under the purchase method and, accordingly, we recorded a reduction in minority interests of $31.0 million and an increase to goodwill of $25.1 million, which represented the excess purchase price paid over the fair value of the additional interest in net assets acquired. In addition, during the fourth quarter of fiscal 2005, based on the then quoted market price of Net2Phone’s common stock, we recorded an impairment charge of $15.8 million, relating to the carrying value of goodwill recorded as a result of the acquisition.

As of July 31, 2005 and 2004, our effective equity interest in Net2Phone was approximately 40.8% and 17.6%, respectively. Accordingly, in the accompanying consolidated financial statements, during the years ended July 31, 2005 and 2004, we reversed in minority interests the share of Net2Phone’s net loss attributable to the remaining shareholders of Net2Phone.

TELECOMMUNICATIONS SERVICES AGREEMENT WITH NET2PHONE

On October 29, 2003, we entered into a binding memorandum of understanding, or MOU, with Net2Phone, which requires Net2Phone to issue 6.9 million shares of Net2Phone Class A common stock to us at the time we execute definitive telecommunications services and related agreements with Net2Phone. No definitive agreements have been executed as of October 14, 2005. Once issued, the shares will be held in escrow to secure our performance obligations under the agreements and are to be released to us in equal annual installments over the five year term of the MOU, which began October 29, 2003, with the first release to occur when definitive agreements are signed. During the second quarter of fiscal 2004, we started providing Net2Phone with services and benefits under the terms of the MOU. The release of these 6.9 million shares will increase IDT’s aggregate equity investment and voting power of Net2Phone.

INTENTION TO COMMENCE TENDER OFFER

On June 28, 2005, IDT delivered to the Board of Directors of Net2Phone notice of IDT’s intention to commence a tender offer for all outstanding shares of common stock of Net2Phone not owned by IDT or its affiliates, at a price of $1.70 per share. Net2Phone’s Board of Directors established a committee of independent directors to review the proposal, and the committee responded that the proposed offer was not acceptable. On September 6, 2005, IDT announced that it is changing the form of consideration in its proposed offer from $1.70 in cash to $1.70 in value of IDT’s Class B common stock, based on the average closing price for the Class B common stock of $13.25 per share for the week ending September 2, 2005. This is equivalent to a ratio of 0.1283 IDT shares for each share of Net2Phone. Net2Phone’s independent committee found this offer unacceptable as well. We continue to discuss the terms of the offer with the independent committee, but we cannot predict how long the negotiations will take, or if any transaction will result.

Any offer by us will be subject to the non-waivable condition that it be accepted by holders of a majority of the outstanding shares of common stock of Net2Phone not owned by us and our affiliates. Any offer by us offer will be subject to the waivable condition that we directly or indirectly own at least 90% of the outstanding shares of common stock of Net2Phone following consummation of the offer. As promptly as practicable following the consummation of the offer, if any, we would effect a merger of Net2Phone with a subsidiary of us in which all remaining holders of Net2Phone common stock would receive the same consideration for their shares as the holders who tendered their shares received in the offer. The offer also will be subject to other terms and conditions that will be set forth in the tender offer materials to be distributed to Net2Phone stock -

holders. Following consummation of the merger, we intend to delist Net2Phone’s common stock from quotation on Nasdaq and terminate the registration of Net2Phone’s common stock under the Securities Exchange Act of 1934.

NET2PHONE’S BUSINESS

Net2Phone is a provider of Voice over Internet Protocol, or VoIP, communications services. Net2Phone began operations in 1995 and has evolved from being a pioneer developer of PC-to-telephone calling services over the Internet to a next generation provider of high quality voice and enhanced communication services throughout the world. Net2Phone uses VoIP technology to transmit digital voice communications over managed data networks and the Internet.

From August 2003 until the end of fiscal 2005, Net2Phone’s corporate structure was organized around two wholly owned operating subsidiaries, which it reported as distinct segments during this period:

•	Net2Phone Global Services, which delivers VoIP telephone services to businesses and consumers directly and through its global distribution network of over 500 resellers in over 130 countries, capitalizing on the growth, quality, flexibility and cost advantages of VoIP technologies; and
•	Net2Phone Cable Telephony, which offers cable and other broadband operators a complete suite of services enabling them to deliver residential phone service to their customers having comparable features and functionality to that offered by traditional telephone companies.

On August 22, 2005, Net2Phone’s Board of Directors approved a reorganization of its management team and business lines, which will have the effect of integrating many aspects of the Net2Phone Global Services and Net2Phone Cable Telephony businesses. Going forward, Net2Phone’s reporting will focus on its four core sales channels: Cable, Consumer, International Reseller and Carrier.

From August 2003 through the end of fiscal 2005, substantially all of Net2Phone’s revenue was generated by Net2Phone Global Services and the business units that made up this segment. Through Net2Phone Global Services, Net2Phone offered a variety of VoIP-based communications products and services to consumers, enterprises and telecommunications providers around the world. Net2Phone Global Services sold and marketed Net2Phone’s services through three divisions, each designed to focus on a specific market. The International Channel Sales division sold services to incumbent and competitive telecommunications providers and resellers around the globe that had access to consumers and small to mid-sized businesses. The Consumer division sold our direct-to-consumer VoIP services. The Carrier Services division sold wholesale minutes on Net2Phone’s VoIP network to telecommunications providers. Going forward under its new reporting and management structure, Net2Phone intends to continue to operate these three divisions as three of its four sales channels.

Going forward, Net2Phone’s Cable Telephony business will become its Cable Channel. Net2Phone expects to continue to devote a significant amount of resources to this channel, and expects its revenue from this channel to represent a growing percentage of its total revenue over the next several years. Net2Phone is actively marketing its services to a wide array of cable operators in the United States, Europe and Latin America. During fiscal 2005, Net2Phone signed long term agreements with several cable operators in the United States and Europe, taking the number of homes which can receive its services, commonly referred to as homes passed, to 3.1 million as of July 31, 2005.

In fiscal 2005, our Voice over IP segment, consisting primarily of our interest in Net2Phone, generated $73.6 million in revenues and $53.5 million in loss from operations.

COMPETITION

IDT TELECOM

We believe that the principal competitive factor affecting our telecom business is the price of our services. Additionally, our ability to compete is dependent upon the quality and reliability of our services and our customer care. We also rely heavily upon our ability to innovate, which drives the continuing evolution of our suite of product and services offerings, enabling us to provide our customers with the services they seek. Many of our current and potential competitors have greater name recognition and greater financial, marketing, personnel and other resources than we do, as well as other competitive advantages. We anticipate that price competition will remain intense in all of our telecom division’s market segments.

Calling Card Services

We believe our success in providing our calling card services is based on our ability to provide low rates and reliable service and to efficiently distribute our calling cards. The calling card industry is notable for its relative lack of regulation compared to the rest of the telecommunications industry, and for its ease of market entry. As calling rates continue to decline and competition increases, we will be forced to rely on our service, quality and distribution efficiencies to remain competitive.

In the calling card market, we compete with other providers of calling cards, including established carriers and numerous small or regional operators, and with providers of alternative telecommunications services. Many of the largest telecommunications providers, including AT&T, MCI and Sprint Nextel, currently market prepaid calling cards, which in certain cases compete with our cards. In marketing prepaid calling cards to customers outside the United States, we compete with large foreign state-owned or state sanctioned post, telephone or telegraph companies. We believe that our distribution network, interconnect and termination agreements, network infrastructure and least cost routing system provide us with access to customers and the ability to offer low-cost, high quality services and are competitive advantages. However, as some of our competitors have significantly greater financial resources and name recognition, our ability to maintain or improve margins and/or to capture additional market share will be dependent upon our ability to continue to provide lower priced services.

Wholesale Carrier Services

The carrier business has numerous entities competing for the same customers, primarily on the basis of price and service quality. The financial difficulties, including bankruptcy, during the last three years of certain of our competitors may lead to greater competition as bankrupt carriers reorganize by shedding unprofitable lines of business and outstanding debt obligations, thus eliminating many of the financial burdens these carriers faced in their financially unstable condition. Regardless of the effects of bankruptcy and financial instability within the telecommunications industry, we expect this area to remain highly competitive due to the vast number of carriers and the amount of telecommunications network infrastructure that is available.

In the wholesale carrier service business, we compete with:

•	interexchange carriers and other long distance resellers and providers, including large carriers such as AT&T, MCI and Sprint Nextel;
•	foreign state-owned or state sanctioned post, telephone or telegraph companies;
•	on-line, spot-market trading exchanges for voice minutes, such as Arbinet;
•	other providers of international long distance services; and
•	alliances between large multinational carriers that provide wholesale carrier services.

We believe that our extensive network of interconnect and termination agreements, as well as the significant volume of traffic to specific locations generated by our wholesale and calling card businesses, provide us with a competitive advantage and the ability to offer quality services at competitive prices.

Residential Telephone and Related Services

We offer consumer long distance service to residential and business customers in the United States. In 13 states we also offer local and long distance service bundled at a flat monthly rate. The U.S. consumer phone service industry is characterized by intense competition, with numerous entities competing for a relatively static number of customers, leading to a high churn rate because customers frequently change providers in response to offers of lower rates or promotional incentives.

Our primary competitors in the long distance market include major long distance carriers such as AT&T, MCI and Sprint Nextel and the RBOCs. We expect the RBOCs to increase their share of the long distance market, particularly upon completion of the pending acquisitions of AT&T and MCI by SBC and Verizon, respectively.

The RBOCs remain our primary competitors in the local exchange market as well. Competing against the RBOCs is particularly challenging. Each of the RBOCs continues to enjoy a virtual monopoly as the ILEC in its respective territory, and most of the RBOCs are well funded and enjoy high levels of name brand recognition, which represent significant resources in the battle for market share.

Previously, our ability to provide local services to our customers was based upon our access to both the customers’ premises and local switching infrastructure, which are owned by the incumbent provider in each local market, giving the ILEC a natural monopoly in its market. This access was provided to us via the FCC’s UNE-P rules, which required the incumbent provider to offer access to the required network elements, at a mandated wholesale rate, to competitive providers. As discussed in the Industry Overview—Local Telephone Service Section above, a change in the FCC’s UNE-P rules has resulted in the ILECs no longer being required to provide us access to the customers’ premises and local switching infrastructure.

We have taken the approach of attempting to negotiate wholesale commercial agreements with the ILECs, in an attempt to procure cost-effective rates for our local phone service offering, albeit at higher rates than those provided by UNE-P. We have signed a long-term wholesale agreement with Verizon, and will continue to negotiate for similar agreements with the other ILECs. As we entered fiscal 2006, we have focused the marketing efforts related to our bundled local/long distance service on the Verizon territory, which covers the Northeast and Mid-Atlantic regions. Accordingly, while we currently provide the service to customers in 13 states, we actively market the service to new customers only in the 11 states covered by our agreement with Verizon.

Some providers also include other services into their bundled offerings, such as high-speed Internet access, either via a Digital Subscriber Line (DSL) or a cable modem; wireless telecommunications services and cable TV/satellite services. Our bundled offering currently includes only local and long distance services. However, we plan to make both high-speed Internet access and wireless services part of our bundled offering during fiscal 2006. We believe that it is imperative that we broaden the scope of our bundled services, and offer them at competitive rates, if we are to compete effectively.

Emerging Market Entrants

In all aspects of the telecommunications industry, we may face competition from an increasing number of market entrants such as cable television companies, fixed and mobile wireless system operators, operators of private networks built for large end users and electric utilities. Cable television companies, who already possess access to the customers’ premises, are entering the telecommunications market by upgrading their networks with fiber optics and installing facilities to provide fully interactive transmission of broadband voice, video and data communications. New technology permits companies to provide voice telephone services over broadband Internet connections, allowing users of these Internet services to obtain communications services without subscribing to a conventional telephone line. Wireless companies are deploying wireless technology as a substitute for traditional wireline local telephones. Electric utilities have existing assets and access to low cost capital that could allow them to enter a telecommunications market rapidly and accelerate network development.

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

We experience substantial competition with respect to CG animated film productions. Our CG animated films will compete directly with the CG animation producer/motion picture studio teams of Pixar, which is the CG animation leader-to-date, Disney, DreamWorks, and Blue Sky/Twentieth Century Fox, among others. Each of these entities plans to introduce at least one CG animated movie into the market in the next few years.

The intensity of competition in the animation industry is increasing with the entrance of large companies into the arena, including Sony and Lucasfilm. Many, if not all, of the major live-action studios are attempting to become involved in the animated feature film arena.

Because of the importance of the domestic theatrical market in determining revenue from other sources, our primary competition for both our planned theatrical films and our other filmed products comes from both animated and live-action films that are targeted at similar audiences and released into the domestic theatrical market at approximately the same time as our films. In addition to competing for box office receipts, we compete with other film studios over optimal release dates and the number of motion picture screens on which our movies are exhibited. In addition, we compete with other films released into the international theatrical market and the worldwide home video/DVD and television markets. We also compete with other movie studios for the services of creative and technical personnel, particularly in the fields of animation and technical direction.

Our Anchor Bay and Manga distribution operations compete with the distribution divisions of major theatrical production companies, as well as with several other independent home video/DVD distribution companies, including GoodTimes Entertainment, Lyrick Studios, Sony Wonder and VIZ Entertainment.

REGULATION

REGULATION IN THE UNITED STATES

Retail and Wholesale Telecommunications Services

Telecommunications services are subject to extensive government regulation at both the federal and state levels in the United States. Any violations of the regulations may subject us to enforcement penalties. The FCC has jurisdiction over all telecommunications common carriers to the extent they provide interstate or international communications services. Each state regulatory commission has jurisdiction over the same carriers with respect to their provision of local and intrastate long distance communications services. Local governments often indirectly regulate aspects of our communications business by imposing zoning requirements, permit or right-of-way procedures or franchise fees. The FCC and the International Telecommunications Union, or ITU, set certain parameters on our domestic spectrum use. Significant changes to the applicable laws or regulations imposed by any of these regulators could have a material adverse effect on our business, operating results and financial condition.

The following summary of regulatory developments and legislation is intended to describe what we believe to be the most important, but not all, present and proposed international, federal, state and local regulations and legislation that are likely to materially affect us. Some of these and other existing federal and state regulations are the subject of judicial proceedings and legislative and administrative proposals that could change, in varying degrees, the manner in which this industry operates. We cannot predict the outcome of any of these proceedings or their impact on the telecommunications industry or us at this time. Some of these future legislative, regulatory or judicial changes may have a material adverse impact on our business.

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

Universal Service

In 1997, the FCC issued an order, referred to as the Universal Service Order, to implement the provisions of the Telecommunications Act of 1996 relating to the preservation and advancement of universal telephone service. The Universal Service Order requires all telecommunications carriers providing interstate telecommunications services to periodically contribute to universal service support programs administered by the FCC (the “Universal Service Funds”). The periodic contribution requirements to the Universal Service Funds under the Universal Service Order are currently assessed based on a percentage of each contributor’s interstate and international end user telecommunications revenues reported to the FCC, which we measure and report in accordance with the legislative rules adopted by the FCC. The contribution rate factors are determined quarterly and carriers, including us, are billed for their contribution requirements each month based on projected interstate and international end-user telecommunications revenues, subject to periodic true up. We, and most of our competitors, pass through these Universal Service Fund contributions in the price of our services, either as a separate surcharge or as part of the base rate. In addition to the FCC universal service support mechanisms, state regulatory agencies also operate parallel universal service support systems. As a result, we are subject to state, as well as federal, universal service support contribution requirements, which vary from state to state. As with any regulatory obligation, if a federal or state regulatory body determines that we have incorrectly calculated and/or remitted any universal service fund contribution, we could be subject to the assessment and collection of past due remittances as well as interest and penalties thereon. Furthermore, if the FCC determines that we have incorrectly calculated and overstated a separately invoiced line item identified as a recovery of contributions to the Universal Service Funds we could be required to repay any such over-collection and be subject to penalty.

The FCC is currently considering several proposals that would fundamentally alter the basis upon which our Universal Service Fund contributions are determined and the means by which such contributions may be recovered from our customers, changing from a revenue percentage measurement to a connection (capacity) or telephone number (access) measurement. Because we pass through these contributions to consumers, a change in the contribution methodology would not directly affect our net revenues; however, a change in how contributions are assessed might affect our customers differently than the customers of competing services, and therefore could either increase or decrease the attractiveness of our services. The timing and effect of any FCC action on this proposal is not yet known.

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

The FCC’s rules governing availability of ILEC unbundled network elements to CLECs have been the subject of on-going litigation and rulemaking proceedings. Most recently, in February 2005, the FCC made changes to these rules in response to a court order. This decision eliminated the availability of unbundled local switching at TELRIC prices, and thereby eliminated the ability of CLECs to obtain a full “UNE Platform” that provides all elements of local dial-tone service at TELRIC prices. The FCC also limited the availability of high-capacity loops and dedicated transport elements at TELRIC prices; these elements will now be available only in particular markets that do not meet tests for the presence of competitive facilities as detailed in the FCC’s rules. We believe that this aspect of the FCC’s ruling may increase demand for IDT Spectrum’s fixed wireless services, which compete with ILEC high-capacity loop and transport services.

The FCC’s unbundling rules continue to be the subject of further litigation and could change in ways we cannot now predict, which could have a material affect on our business strategy. Also, the FCC is considering possible changes to its TELRIC pricing model, which could have material impacts on our costs.

Pursuant to the FCC’s rules, we negotiate interconnection arrangements with each ILEC, generally on a state-by-state basis. These agreements typically have terms of two or three years; accordingly, a substantial number of our interconnection agreements with ILECs will expire and require renegotiation in any given year. Each of these agreements provides for a holdover that continues the agreement on its current terms pending renegotiation. While current FCC rules and regulations require the incumbent provider to provide certain network elements necessary for us to provision end-user services on an individual and combined basis, we cannot assure you that the ILECs will provide these components in a manner and at a price that will support competitive operations.

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

Under FCC rules, our interstate access rates must be set at levels no higher than those of the ILEC in each area we serve, which limits our ability to seek increased revenue from these services. Some, but not all, states have similar restrictions on our intrastate access charges.

In April 2001, the FCC released a Notice of Proposed Rulemaking in which it proposed a “fundamental re-examination of all currently regulated forms of intercarrier compensation.” The FCC proposed that carriers transport and terminate local traffic on a bill-and-keep basis, rather than per minute reciprocal compensation charges. Several different industry groups have submitted access charge reform proposals to the FCC. While the FCC has not yet acted on these proposals, and it is not yet known when it will act, these proposals would result in substantial reductions in access charge payments, and some would eliminate these payments entirely over a period of time. Because we both make payments to and receive payments from other carriers for exchange of local and long distance calls, at this time we cannot predict the effect that the FCC’s determination may have upon our business.

Dial Around Compensation

The Telecommunications Act requires telecommunications companies to pay compensation to the owners of payphones for toll-free calls and certain other “dial-around” calls originating from payphones. The FCC increased the rate, beginning September 27, 2004, to $0.494 per completed call. As a result of the FCC’s decision, we increased our payphone surcharge.

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

International Telecommunications Services—Section 214

In the United States, to the extent that we offer services as a carrier, we are required to obtain authority under Section 214 of the Communications Act of 1934 to provide telecommunications service that originates within the United States and terminates outside the United States. We have obtained the required Section 214 authorization from the FCC to provide U.S. international service. As a condition of our Section 214 authorization, we are subject to various reporting and filing requirements. Failure to comply with the FCC’s rules could result in fines, penalties, forfeitures or revocation of our FCC authorization, each of which could have a material adverse effect on our business, financial condition, and results of operation.

International Telecommunications Services—International Settlements

The FCC’s International Settlements Policy restricts the terms on which U.S.-based carriers and certain of their foreign correspondents settle the cost of terminating each other’s traffic over their respective networks. Under the International Settlements Policy, absent approval from the FCC, international telecommunications service agreements with dominant foreign carriers must be non-discriminatory, provide for settlement rates usually equal to one-half of the accounting rate, and require proportionate share of return traffic. This Policy, however, does not apply to arrangements with any non-dominant foreign carrier or, since March 30, 2005, with any dominant foreign carrier on routes where a demonstration has been made that at least one U.S. carrier has a settlement arrangement with the dominant foreign carrier that is compliant with the FCC’s applicable benchmark settlement rates. This action has greatly lessened the number of instances in which the ISP applies, effectively granting US and foreign carriers greater freedom to set rates and terms in their agreements. As a result, 164 countries currently are exempt from the International Settlements Policy, representing over 90% of all U.S.-originated international traffic. Notwithstanding the foregoing, the FCC could find that we do not meet certain International Settlements Policy requirements with respect to certain of our foreign carrier agreements. Although the FCC generally has not issued penalties in this area, it has issued a Notice of Apparent Liability to a U.S. company for violations of the International Settlements Policy and it could, among other things, issue a cease and desist order, impose fines or allow the collection of damages if it finds that we are not in compliance with the International Settlements Policy. Any of these events could have a material adverse effect on our business, financial condition, or results of operation.

Regulation of Enhanced Service Providers

Under FCC rules, “basic” telecommunications services are those that transmit user information from point to point (or points) without change in form or content, while “enhanced” services either provide additional information or provide some manipulation of the form or content of the user’s transmitted information. “Enhanced service providers” are exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contributions to the Universal Service Fund. Similarly, where telecommunications service providers have offered enhanced services in addition to their telecommunications services, the FCC and state regulatory bodies have exempted the enhanced service component and its associated revenue from legacy telecommunications regulations, such as access charges and contributions to the Universal Service Fund. Some of the services that IDT and Net2Phone provide may be characterized for regulatory purposes as enhanced services.

The FCC recently ruled in response to a Petition for Declaratory Ruling (“Petition”) filed by AT&T that certain AT&T long-distance services using Voice Over Internet Protocol transmission were basic, not enhanced, service. A separate FCC decision, also in response to a petition from AT&T, rules that AT&T prepaid calling cards that played a prerecorded advertising message to the caller were basic, not enhanced, services. The FCC’s decisions state that Universal Service Fund contribution and access charges apply to AT&T’s services. The FCC limited its decisions to the facts presented by AT&T and did not address the regulatory classification of all enhanced services, including those offered by us. However, the FCC is considering other petitions relating to enhanced services, and it is possible that some of its decisions could result in determinations that we incorrectly characterized certain services as enhanced. In addition, the FCC’s pending review of intercarrier compensation policies (discussed under “Access Charges” above) could change the current status of enhanced service providers. The outcome of pending state proceedings as well as any future FCC proceedings could have a significant impact on our future provision of enhanced services. Additionally, if any of the proceedings’ outcomes are retroactively applied, we could be subject to fines, penalties or additional costs for services provided in the past, which could have a material adverse effect on our financial condition.

INTERNET TELEPHONY

The use of the Internet and private IP networks to provide voice communications services is a relatively recent market development. Although the provision of such services is currently permitted by United States law and largely unregulated within the United States, several foreign governments have adopted laws and/or regulations that could restrict or prohibit the provision of voice communications services over the Internet or private IP networks. More aggressive regulation of the Internet in general, and Internet telephony providers and services specifically, may materially and adversely effect our business, financial condition, operating results and future prospects, particularly if increased numbers of governments impose regulations restricting the use and sale of IP telephony services. This additional regulation could have a material adverse effect on us.

United States

On February 12, 2004, the FCC initiated a rulemaking proceeding concerning the provision of voice and other services and applications utilizing Internet Protocol technology. As part of this proceeding, the FCC is considering whether VoIP services should be classified as enhanced services or basic telecommunications services. If the FCC decides to classify VoIP services as telecommunications services, Net2Phone and some IDT services could become subject to rules and regulations that apply to providers of traditional telephony services. This could require us to restructure the affected service offerings, raise the price of our service, or could otherwise negatively affect our business.

In June 2005, the FCC adopted rules requiring providers of VoIP services to provide 911 emergency access. In August 2005, the FCC rules that these providers must design their systems to facilitate authorized wiretaps pursuant to the Communications Assistance to Law Enforcement Act. Although Net2Phone’s cable telephony division typically does not currently offer 911 service, it is currently providing it to Liberty Cablevision of Puerto Rico. Net2Phone will continue to develop technologies that may be able to support emergency access and enhanced services. Neither of these FCC decisions resolved the issue of whether VoIP services are basic or enhanced services under the FCC’s regulatory regime, and we cannot predict whether or when the FCC will address this issue.

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

REGULATION OF SPECTRUM

The FCC regulates the grant, renewal and administration of spectrum licenses in the United States. The FCC and the International Telecommunications Union (ITU) also regulate a variety of spectrum interference, coordination, and power emission standards and authorizations. IDT Spectrum holds certain spectrum licenses and provides service over that spectrum. Some significant areas of regulation include:

Secondary Spectrum Markets: Spectrum Leasing

On May 15, 2003, the FCC adopted, and on October 6, 2003 released, rules designed, in part, to assist in creating a national secondary market in spectrum leasing. On July 8, 2004 the FCC adopted, and on September 2, 2004, the FCC released, a 2nd Report and Order, Order on Reconsideration, and Second Further Notice of Proposed Rulemaking to further streamline the rules governing secondary spectrum markets and to request further comments about additional future rule changes. Among other things, the FCC installed unprecedented “immediate approval” processes for certain de facto spectrum leases, in addition to certain license assignment and transfer protocols. The FCC also allowed eligible spectrum licensees to manage “private commons”. This essentially means that an eligible license holder, like IDT Spectrum, may lease the same spectrum to multiple users, provided those users are aware that the arrangement is non-exclusive. Additionally, the FCC provided for the inclusion of “smart” technologies into the leasing process. Essentially, this allows an eligible license holder to issues leases that account for dynamic technologies that allow splitting spectrum usage over frequency, space and time.

We are actively reviewing this proceeding. The FCC position remains that “explosive” demand exists for spectrum and that accordingly, it took the “landmark” step of opening up traditionally tightly regulated spectrum licenses to allow license holders to lease their spectrum to third parties. In the meantime, and in accordance with the new FCC rules, we continue to actively pursue commercial arrangements to provide spectrum services for third parties, including engaging in spectrum leasing on favorable terms on the secondary market.

Renewal of 38 GHz and LMDS Licenses

Most of IDT Spectrum’s area-wide 39 GHz licenses possess a 10-year term expiring on October 18, 2010. Our remaining 39 GHz licenses expire at various times between November 2006 and March 2010. IDT Spectrum’s New York City LMDS license expires in February 2006. In other radio services, the FCC has historically renewed licenses as a matter of course. The FCC renewed 50 out of 85 licenses in the 39 GHz service in 2001 with the remaining 25 applications renewed in an FCC Memorandum & Order released November 28, 2003. The FCC’s stated policy for renewal of licenses in these bands is that licensees will have a renewal expectancy if they demonstrate substantial service during the initial license periods. We believe that our significant and continuing investment in the development of our national private line telecommunications business and infrastructure along with our ongoing spectrum lease operations demonstrates substantial service for our licenses and that the FCC will renew such licenses. However, the FCC’s application of substantial service criteria cannot be predicted and we cannot assure you that the FCC will renew all of our licenses. A failure by the FCC to renew our licenses in major markets could have a material adverse effect on those businesses.

Regulation by State Public Utility Commissions

Our telecommunications services that originate and terminate within the same state, including both local service and in-state long distance toll calls, are subject to the jurisdiction of that state’s utility commission. As our local service business expands, we will offer more intrastate services and may become increasingly subject to state regulation. The Telecommunications Act of 1996 generally preempts state statutes and regulations that prevent the provision of competitive services, but permits state utility commissions to regulate the rates, terms and conditions of intrastate services, so long as such regulation is not inconsistent with the requirements of federal law. For instance, states may require us to obtain a Certificate of Public Convenience and Necessity before commencing service in the state. IDTA is certificated to provide facilities-based and/or resold long distance service in all 50 states and facilities-based and resold local exchange service in 46 states. We are currently seeking authorization to provide local exchange service in the remaining states. No assurance can be made that the individual state regulatory authorities will approve these or additional certification requests in a timely manner. In addition to requiring certification, state regulatory authorities may impose tariff and filing requirements, consumer protection measures, and obligations to contribute to universal service and other funds. Rates for intrastate switched access services, which we both pay to local exchange companies and collect from long-distance companies for originating and terminating in-state toll calls, are subject to the jurisdiction of the state commissions. State commissions also have jurisdiction to approve negotiated rates, or establish rates through arbitration, for interconnection, including rates for unbundled network elements. Changes in those access charges or rates for unbundled network elements could have a substantial and material impact on our business.

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

Regulation by Local Governments

FCC rules generally prohibit any state or local zoning law or regulation pertaining to the erection of fixed wireless antennae of the sizes currently used by IDT Spectrum by end users on their own property, except for reasonable safety or historic preservation laws. However, local governments retain residual authority to regulate aspects of our communications business by, among other things, imposing franchise fees for the use of certain public property or rights of way. The scope of local authority under the Telecommunications Act of 1996 has been the subject of a number of disputes between carriers and local authorities and we anticipate the administrative proceedings and litigation relating to these disputes will continue.

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

INTERNATIONAL REGULATION

INTERNATIONAL LICENSING FOR TELECOMMUNICATIONS SERVICES

In connection with the growth of our international operations, we have obtained licenses or are otherwise authorized to provide telecommunications services in various foreign countries. We have obtained licenses or authorizations in Argentina, Austria, Belgium, Canada, Denmark, Germany, Greece, Hong Kong, Italy, Ireland, Japan, Mexico, the Netherlands, Peru, Portugal, Russia, Singapore, Spain, Sweden, Switzerland and the United Kingdom.

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

INTELLECTUAL PROPERTY

We rely on a combination of patents, trademarks, domain name registrations and trade secret laws and contractual restrictions to protect our intellectual property rights. We regard our trademarks, service marks, copyrights, patents, trade secrets, proprietary technology and similar intellectual property as important strategic assets. Given the rapid pace of technological advancement, accelerating product life cycles, and an increasingly litigious environment, we have aligned our intellectual property strategy with our overall business strategy to manage risk, minimize costs and use intellectual property for competitive advantage.

IDT owns 200 trademark and service mark registrations in the United States and additional registrations abroad. We actively police our brands and, when deemed appropriate, we have initiated litigation to protect our marks from infringers. We also have over 100 trademark and service mark applications pending in the United States and abroad. We are also continuing an international filing program to register the mark “IDT,” and the IDT logo in various foreign countries. There can be no assurance that we will be able to secure registrations and maintain protection on our marks in all the countries where we deem it important to do so. We may encounter obstacles to our registration and use of the IDT marks in some countries.

Where deemed appropriate, we have filed patent applications in an effort to protect our patentable intellectual property. IDT now has over 30 patent applications pending in the United States and abroad relating to various aspects of our business activities. Excluding those issued to Net2Phone, we own three patents issued in the United States and 13 patents issued abroad. We believe that the protection of IDT’s innovative technology through the filing of patent applications is a prudent business strategy and will continue to seek to protect those assets for which IDT has expended substantial research and development capital.

NET2PHONE

Net2Phone currently owns 29 patents issued in the United States and 28 foreign patents, plus it has over 27 applications pending in both the United States and abroad. Several of the patents relate to VoIP communications.

Net2Phone owns 440 registered trademarks in the United States and more than 100 foreign registered trademarks.

Net2Phone’s most important mark is NET2PHONE. Net2Phone has made a significant investment in protecting this mark, and Net2Phone believes it has achieved recognition in the United States and abroad. Net2Phone is currently engaged in an international filing program to file trademark applications for trademark registrations of the mark NET2PHONE in a number of foreign countries. We cannot give assurance that Net2Phone will be able to secure registration and maintain protection for NET2PHONE in all the countries where it deems it important to do so. Net2Phone may encounter obstacles to its registration and use of its marks in some countries.

INTERNET DOMAIN NAMES

IDT and Net2Phone have registered many Internet domain names that contain the term IDT or NET2PHONE, respectively. We cannot assure you that we will be successful in registering all of the domain names that we might want to have or deem important, either because of unwarranted expense, inability to register the domain due to registrar requirements that we cannot meet, or because of third parties who previously registered the relevant domain name. Finally, there are many variations of the words IDT and NET2PHONE, and it is difficult, if not impossible, to register each variation, or to pursue all pirates who register such variations. We may be materially and adversely affected by the unauthorized use of the word IDT or NET2PHONE, or of a substantially similar word, in a domain name owned by a third party.

EMPLOYEE CONFIDENTIALITY AGREEMENTS

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

Even if our products and processes are ultimately held not to infringe a third party’s intellectual property rights, resolving any such claims can be time-consuming and costly, and may divert management’s attention and resources away from our business. Such claims might also result in a preliminary injunction prohibiting certain commercial activities we consider important to our business, and, if later found to be meritorious, may result in a permanent injunction and the imposition of damages. Claims of intellectual property infringement might also require us to enter into costly license agreements. If any of these risks materialize we could be forced to suspend certain operations, to pay significant amounts to defend our right to continue to engage in the commercial activities complained of, and/or secure an expensive license. If we cannot or do not license the allegedly infringed rights or cannot substitute a non-infringing device or activity, or cannot obtain essentially equivalent rights from a licensed third party, our business could suffer. Moreover, because patent applications in the United States and elsewhere are not typically published for public inspection for at least 18 months from the date when they are filed, third parties may have filed applications that, if issued as patents, could result in claims against us in the future. Thus, there can be no assurances that any such claims, legal proceedings and/or license agreements would not have a material adverse effect on our business, operating results and financial condition.

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

INTERNATIONAL SALES

In fiscal years 2005, 2004 and 2003, revenue from customers located outside of the United States accounted for approximately 29%, 23% and 19% of our total revenues, respectively. We anticipate that revenues from international customers will continue to account for a significant percentage of our total revenues.

EMPLOYEES

As of October 1, 2005, we had a total of 5,397 employees, excluding employees of Net2Phone and Mainframe Entertainment, one of our animation studios, in which we maintain a controlling interest. As of October 1, 2005, Net2Phone had a total of 273 employees and Mainframe had 281 employees.

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

The worldwide telecommunications industry has been characterized in recent years by intense price competition, which has resulted in a significant decline in both our average per-minute price realizations and our average per-minute termination costs. Many of our competitors in all of the retail telecommunications market segments in which we operate are aggressively pricing their services. This has led to continued erosion in pricing power, both in our retail and wholesale markets, and we have generally had to pass along any savings we achieve on our per minute costs to our customers, in the form of lower prices. Therefore, our telecommunications revenues have, in recent periods, increased at a much slower rate than our increases in minutes of use, and the profits, when measured on a per-minute basis, in certain of our telecommunications lines of business have been adversely affected. If this trend continues or intensifies, it could have a material adverse effect on the revenues and margins generated by our telecommunications business lines.

Because our prepaid calling cards generate the bulk of our revenue, our growth is substantially dependent upon continuing growth in that area, and we face significant competition.

During fiscal 2005, prepaid calling cards accounted for 59.5% of IDT Telecom’s and 52.0% of our total consolidated revenues. We compete in the prepaid calling card market with many of the established facilities-based carriers, such as AT&T, MCI and Sprint Nextel. These companies are substantially larger and have greater technical, engineering, personnel and marketing resources, longer operating histories, greater name recognition and larger customer bases than we do. The resources of these competitors could significantly impact our ability to compete successfully. If we are not able to increase our sales of prepaid calling cards, our growth rates could suffer. Further, if our competitors determine to utilize their greater resources to more aggressively market their products and services, this significant portion of our revenues and profitability could be adversely affected.

We may not be able to obtain sufficient or cost-effective termination capacity to particular destinations to keep up with our growth.

Most of our telecommunications traffic is terminated through third-party providers. In order to keep pace with our growth of minutes of use and geographic expansion, we may need to obtain additional termination capacity or destinations. We may not be able to obtain sufficient termination capacity from high-quality carriers to particular destinations or may have to pay significant amounts to obtain such capacity. This could result in our not being able to sustain growth in minutes of use or in higher costs per minute to particular destinations, which could adversely affect our revenues and margins.

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

As a wholesale provider of international long distance services, we depend upon traffic from other long distance providers, and the collection of receivables from these customers. Since 2002, several of these customers have declared bankruptcy or otherwise faced financial difficulties. If continued weakness in the telecommunications industry reduces our ability to collect our accounts receivable from our major customers, particularly our wholesale carrier customers, our revenues may be substantially reduced. While our most significant customers vary from quarter to quarter, our five largest wholesale carrier customers accounted for 5.6% of our total consolidated revenues in fiscal 2005 compared with 6.5% in fiscal 2004. This concentration of revenues increases our exposure to non-payment by customers, and we may experience significant write-offs related to the provision of wholesale carrier services if any of our large customers fail to pay their outstanding balances, which could adversely affect our revenues and profits.

Our revenues and our growth will suffer if our distributors and sales representatives, particularly Union Telecard Alliance, LLC, fail to effectively market and distribute our prepaid calling card products and other services.

We rely on our distributors and representatives for marketing and distribution of our prepaid calling card products and other services. We hold a 51% ownership interest in Union Telecard Alliance, LLC, or UTA, which utilizes a network of more than 1,000 sub-distributors (ranging from large companies to sole proprietors) that sell to over 250,000 retail outlets throughout the United States to distribute our prepaid calling cards. In fiscal 2005, we sold approximately 75.5% of our prepaid calling cards through UTA’s network. In foreign countries, we are dependent upon our distributors and independent sales representatives, many of which also sell services or products of other companies. As a result, we cannot control whether these foreign distributors and sales representatives will devote sufficient efforts to selling our services. In addition, we may not succeed in finding capable retailers and sales representatives in new markets which we may enter. If our distributors or sales representatives fail to effectively market or distribute our prepaid calling card products and other services, our ability to generate revenues and grow our customer base could be substantially impaired.

Increased competition in the consumer and business telephone market, particularly from the regional bell operating companies, or RBOCs, and cable operators, could limit or reverse our growth in that area.

We offer long distance phone service to residential and business subscribers throughout the United States and we offer local service, bundled with long distance service, to residential subscribers in 13 states. The U.S. consumer phone service industry is characterized by numerous entities competing for a relatively static number of customers, leading to a high customer turnover rate because customers frequently change service providers in response to offers of lower rates or promotional incentives. Competition in the United States to provide phone services is intense. Our primary competitors include the Regional Bell Operating Companies, or RBOCs, as well as the major long distance carriers such as AT&T, MCI and Sprint Nextel. The four RBOCs are (i) BellSouth, (ii) SBC Communications, (iii) Qwest and (iv) Verizon. Each of the RBOCs continues to enjoy a virtual monopoly as the Incumbent Local Exchange Carrier, or ILEC, in its respective territory and the RBOCs are well funded. In a battle for market share, the RBOCs have considerable resources. Some of our competitors offer products and services available as part of their bundled service offerings, such as wireless services and high speed Internet access, that we do not presently offer.

We also compete in the consumer phone service market with cable operators. Cable operators present a significant and ever-increasing challenge to us, because (i) many cable operators market their cable telephony product as a VoIP service, so they do not charge certain fees, such as the Subscriber Line Charge and the Federal Excise Tax, to subscribers, thus permitting the cable operators to provide their service at highly competitive rates, and (ii) cable operators offer television and high-speed Internet access along with their telephony product, providing a “one stop shopping” service. In addition, we are at a disadvantage vis-à-vis cable operators because cable operators have their own network and are not reliant on ILEC facilities to provide service and are not affected by regulatory uncertainty facing access to and the cost of ILEC facilities. We in particular face an additional competitive challenge because Cablevision and Time Warner—two cable operators that have been particularly aggressive in rolling out a cable telephony product—have clusters of cable franchises that overlap areas where a high percentage of our local telephony subscribers are located.

We rely on the RBOCs for access to our consumer customers’ homes, and if that access is not maintained our ability to offer that service will be constrained.

We rely on utilizing the RBOCs’ networks to gain access to our customers’ premises to provide the local portion of our bundled local and long distance services. That access was previously assured by the FCC’s UNE-P rules which mandated that the RBOCs make their networks available to alternate service providers, such as us, at set rates. In February 2005, the FCC effectively repealed the UNE-P rules, which has constrained our ability to compete. We have entered into an agreement with Verizon granting us access to their network, albeit at higher rates than we paid under the UNE-P system. We have not yet entered into agreements with any other RBOCs to make that access available in their areas of operation and we cannot assure you that we will be able to do so. If we are not able to enter into agreements with the other RBOCs, we would not be able to offer local services outside of the Verizon territory after March 2006. This would impair our overall ability to offer our bundled service which could negatively affect the growth rate of our consumer phone services business and our overall revenues. Further, as the consumer bundled service has higher margins than do most of our other telecom offerings, a decrease in the proportions of our overall revenues from that source could negatively affect our overall profit margins.

RISKS RELATED TO IDT ENTERTAINMENT

We rely on a few major customers in realizing our home entertainment distribution revenues and a reduction in our business with these customers could have an adverse effect on us.

A small number of retailers account for a significant percentage of our home entertainment distribution revenues. We do not have long-term agreements with any of these customers. In fiscal 2005, approximately 50% of home entertainment distribution revenues in the United States were to three customers. We cannot assure you that we will continue to maintain favorable relationships with these customers or that they will not be adversely affected by economic conditions. If any of these customers reduces or cancels its relationship with us, it could have a material adverse effect on IDT Entertainment’s revenues and profits.

A significant portion of our home entertainment distribution revenues comes from a small number of titles. A loss of our rights to these titles, or our failure to replace them when our rights expire, could significantly harm our home entertainment distribution business.

We depend on a limited number of titles for a significant portion of the revenues generated by our home entertainment distribution activities. In addition, many of the titles in our library are not presently distributed and generate substantially no revenue. If we were to lose access to our significant titles, or were unable to license new products, it could have a material adverse effect on our home entertainment distribution business’ revenues and profits.

We could experience higher than expected returns of the home entertainment products that we sell, which would hurt our revenues and profitability.

Our home entertainment distribution business generally distributes its products to retailers subject to the right of those retailers to return unsold products to us for a refund of their purchase price. We take reserves on our financial statements for the anticipated returns, which are based on experience, industry standards and estimates made by management. We could experience higher than expected levels of returns due to over-purchasing by our retailer customers, changes in customer taste or other factors. If those estimates prove to be incorrect, or if we experience higher than expected levels of returns for any reason whatsoever, it would negatively impact our revenues and profitability. Further, there is no assurance that we would be able to re-sell the returned inventory or recoup the costs in producing the products.

The success of IDT Entertainment may depend on audience acceptance of our CG animated feature films, which is extremely difficult to predict and therefore inherently risky.

We are spending an increasing amount of time and resources on the development of proprietary CG animated feature films and other CG animated content. We cannot predict the economic success of any of our proprietary products, because the revenue derived from the distribution of entertainment products depends primarily upon its acceptance by the public, which cannot be accurately predicted. If our films do not achieve audience acceptance, it could result in costs not being recouped or anticipated profits not being realized. If our feature films or other entertainment products are not as successful as we forecast, or if they do not recoup our investments in those properties, the revenues and profits of IDT Entertainment could be adversely affected.

Animated films are expensive to produce and the uncertainties inherent in their production could result in the expenditure of significant amounts on films that are canceled or significantly delayed, which would adversely affect our revenues and financial condition.

The production, completion and distribution of animated feature films are subject to a number of uncert -ainties, including delays and increased expenditures due to creative problems, technical difficulties, talent availability, availability of release dates, accidents, natural disasters or other events beyond our control. Because of these uncertainties, the projected costs of an animated feature film at the time it is set for production may increase, the theatrical release date may be substantially delayed or the film may be abandoned due to the exigencies of production. Delays in production may also result in a film not being ready for its intended theatrical release date, resulting in the postponement or even cancellation of a theatrical release, which could result in significantly lower or no gross receipts for that film. In extreme cases, a film in production may be abandoned or significantly modified (including as a result of creative changes) after substantial amounts have been spent, causing the write-off of expenses incurred with respect to the film.

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

RISKS RELATED TO NET2PHONE

Net2Phone has never been profitable.

Net2Phone has never generated profits from operations, except for fiscal 2003, which would not have been profitable if not for a litigation settlement. Net2Phone’s aggregate revenues from inception to July 31, 2005 were approximately $661.8 million, and its accumulated deficit was approximately $815.1 million as of that date. Net2Phone will need to generate significant additional revenue to achieve profitability. Net2Phone may not be able to do so. Even if it does achieve profitability, we cannot assure you that Net2Phone will be able to sustain or increase profitability on a quarterly or annual basis in the future.

Net2Phone intends to pursue new streams of revenue, including from its cable telephony business, which it has not attempted to generate before and which may not be profitable.

In addition to its current revenue, Net2Phone is pursuing new revenue opportunities, particularly from its cable telephony business. In fiscal 2005, Net2Phone devoted, and will continue to devote, significant capital and resources to the development of its cable telephony business, and we cannot ensure when or if this investment will be profitable. Net2Phone’s business models for its cable telephony business have not been tested on a broad basis.

Net2Phone is just beginning to test its cable telephony service on a large scale and with multiple operators in multiple jurisdictions.

We cannot be sure that Net2Phone’s service offering will be scalable to the extent necessary to serve a large customer base or that its services will deliver sufficient reliability or quality on a large scale basis, or at all. We cannot assure you that Net2Phone will obtain additional customers for its cable telephony business or that this business will be profitable.

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

RISKS RELATED TO OUR FINANCIAL PERFORMANCE AND GROWTH STRATEGY

We have incurred significant losses since our inception, which could cause the trading price of our stock to decline.

We have incurred significant losses since inception. During fiscal 2005, we had a consolidated net loss of $43.8 million. If we are not able to achieve overall profitability or maintain any profitability that we do achieve, the trading price of our stock could be negatively affected.

Our growth strategy depends, in part, on our acquiring complementary businesses and assets and expanding our existing operations, which we may be unable to do.

Our growth strategy is based, in part, on our ability to acquire businesses and assets that are complimentary to our existing telecom and entertainment operations. We may also seek to acquire other businesses. The success of this acquisition strategy will depend, in part, on our ability to accomplish the following:

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

From time to time we may be subject to claims and legal proceedings from third parties regarding alleged infringement of trademarks, copyrights, patents and other intellectual property rights. For more details regarding this risk, see the Intellectual Property—General Section above.

Federal, state, local and international government regulations may reduce our ability to provide services or make our business less profitable.

We are subject to varying degrees of regulation by federal, state, local and foreign regulators. The implementation, modification, interpretation and enforcement of these laws and regulations vary and can limit our ability to provide many of our services. Our ability to compete in our target markets depends, in part, upon favorable regulatory conditions and the favorable interpretations of existing laws and regulations. For example, the FCC’s rules governing availability of ILEC unbundled network elements to CLECs have been the subject of on-going litigation and rulemaking proceedings. Most recently, in February 2005, the FCC made changes to these rules in response to a court order. This decision eliminated the availability of unbundled local switching at TELRIC prices, and thereby eliminated the ability of CLECs to obtain a full “UNE Platform” that provides all elements of local dial-tone service at TELRIC prices. The FCC also limited the availability of high-capacity loops and dedicated transport elements at TELRIC prices; these elements will now be available only in particular markets that do not meet tests for the presence of competitive facilities as detailed in the FCC’s rules. These changes have resulted in higher wholesale rates and may impair our ability to offer local phone service at competitive rates.

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

Our ability to provide VoIP communications services at attractive rates arises in large part from the fact VoIP services are not currently subject to the same level of regulation as traditional telephony. Because their services are not currently regulated to the same extent as traditional telephony, VoIP providers can currently avoid paying some of the charges that traditional telephone companies must pay. Local exchange carriers are lobbying the Federal Communications Commission, or FCC, and the states to regulate VoIP on the same basis as traditional telephone services. Congress, the FCC and several states are examining this issue. If these regulators decide to regulate VoIP, they may impose surcharges, taxes or additional regulations upon providers of Internet telephony. These surcharges could include access charges payable to local exchange carriers to carry and terminate traffic, contributions to the Universal Service Fund (USF) or other charges. The imposition of any such additional fees, charges, taxes and regulations on IP communications services could materially increase our costs and may limit or eliminate our competitive pricing advantages. In addition, we expect that recently enacted regulations requiring compliance with the Communications Assistance for Law Enforcement Act (CALEA), or provision of 911 services required for traditional telecommunications providers, could place a significant financial burden on us depending on the technical changes required to accommodate the requirements. We have received directives from some state regulators that we register as a telecommunications provider in their states. In response, we are taking the position that VoIP is not, and should not be, subject to such regulations because VoIP is an information service, not a telecommunications service. However, these states may reject our position and may subject us to regulation and require us to pay associated charges and taxes. As a result, our business, financial condition and results of operations could be materially and adversely affected.

Net2Phone’s ability to offer services outside the United States is subject to the local regulatory environment, which may be unfavorable, complicated and often uncertain.

Regulatory treatment of Internet telephony outside the United States varies from country to country. We distribute our products and services through resellers that may be subject to telecommunications regulations in their home countries. The failure of these resellers to comply with these laws and regulations could reduce our revenue and profitability. Because of our relationship with the resellers, some countries may assert that we are required to register as a telecommunications carrier in that country. In such case, our failure to do so could subject us to regulatory action such as fines or penalties. In addition, some countries are considering subjecting VoIP services to the regulations applied to traditional telephone companies. Regulatory developments such as these could have a material adverse effect on our extensive international operations, from which we derived approximately 56% of our revenue in fiscal 2005.

In many countries in which we operate or our services are sold, the status of the laws that may relate to our services is unclear. We cannot be certain that our customers, resellers, or other affiliates are currently in compliance with regulatory or other legal requirements in their respective countries, that they or we will be able to comply with existing or future requirements, and/or that they or we will continue in compliance with any requirements. Our failure or the failure of those with whom we transact business to comply with these requirements could materially adversely affect our business, financial condition and results of operations.

New regulations, such as the requirement to provide enhanced 911, or E911, services, may increase Net2Phone’s cost of doing business and subject it to additional liability.

Net2Phone expects its need to comply with new regulations to increase its costs of doing business, which means it may need to raise its prices or lower its margins, which could adversely affect its ability to be competitive and to become profitable. In addition, as we begin to offer new products and services the failure of such products and services to perform or function properly may also subject us to legal claims or actions from our customers. For instance, we intend to offer services that enable customers to access emergency services in order to comply with new FCC requirements in this area. This has required us to spend significant internal resources to develop the necessary technology, enhance our operations center to monitor compliance, and enter into agreements with service providers to provide necessary technology or services. Even with this significant effort, while these services may resemble traditional emergency services such as 911, they are fundamentally different in terms of routing and reliability. We endeavor to disclose any and all limitations of the emergency services we offer but we cannot guarantee that customers will use the services properly or read our disclosures and disclaimers. In addition, while we are working diligently to meet the requirements of the FCC’s E911 Order, it is still subject to change, and we cannot ensure that we will be able to comply with FCC regulations with respect to 911 in all of our markets, or across all of our services. This may require us to terminate certain agreements or stop providing services to some of our end users or to expand into new markets where we cannot provide E911 services, which could have a material adverse effect on our business and results of operations. If we cannot provide the service or if our service fails and a 911 call does not get through, this may subject us to additional liability if the person needing assistance cannot access emergency services. Unlike traditional local exchange service providers that are protected from this liability by statute, VoIP providers have not been granted such protection.

In addition, other new and existing laws may cover areas that impact our business that include, but are not limited to:

•	sales, excise and other taxes;
•	user privacy;
•	pricing controls;
•	export and international commerce related transactions;
•	characteristics and quality of products and services;
•	consumer protection; and
•	encryption.

While we expect additional regulation of our industry in some or all of these areas, and we expect continuing changes in the regulatory environment as new and proposed regulations are reviewed, revised and amended, we cannot predict with certainty what impact new laws in these areas will have on us, if any. For a complete discussion of what we believe are the most material regulations impacting our business, see “Business—Regulation” included elsewhere in this annual report.

RISKS RELATED TO OUR CAPITAL STRUCTURE

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

Howard S. Jonas, our Chairman of the Board and founder, has voting power over 11,642,130 shares of our common stock (which includes 9,816,988 shares of our Class A common stock, which are convertible into shares of our common stock on a 1-for-1 basis) and 2,482,212 shares of our Class B common stock, representing approximately 57.0% of the combined voting power of our outstanding capital stock, as of July 31, 2005. Mr. Jonas is able to control matters requiring approval by our stockholders, including the election of all of the directors and the approval of significant corporate matters, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence the management of our Company is limited.

Item 2. Properties.

Our headquarters are located in Newark, New Jersey in an approximately 484,000 square foot facility that we occupy under a lease that expires in 2019. Our headquarters house our executive offices, administrative, finance and marketing functions, carrier and customer service departments and our various developing operations and serve as the headquarters for each of our operating subsidiaries. We, along with a 20% partner, have purchased a 120,000 square foot building near our Newark headquarters which we lease to third parties, and which could be utilized for any eventual expansion of our headquarters.

We also occupy space in both leased and owned properties in New Jersey, Delaware, Los Angeles, California, and other location in metropolitan areas primarily to house telecommunications equipment.

We and our divisions and subsidiaries occupy office space in various locations, including Los Angeles, California, Toronto, Ontario, Vancouver, British Columbia and Troy, Michigan, to house headquarters, animation studios and other activities.

We maintain our European headquarters in London, England (corporate and carrier operations) and Dublin, Ireland (retail operations). We also maintain various international office locations and telecommunications facilities in portions of Europe, South America, Central America and Asia where we conduct operations.

We and our call center business unit own approximately 33,750 square meters of a building in Jerusalem to house our call center and other operations.

Net2Phone is based at our Newark, New Jersey headquarters and leases 69,525 square feet from us pursuant to a lease that expires in May 2010. In addition, Net2Phone leases office and switch space in Brick and West Long Branch, New Jersey; Jerusalem, Israel and Singapore.

Item 3. Legal Proceedings.

On January 29, 2001, we filed a complaint against Telefonica S.A., Terra Networks, S.A., Terra Networks, U.S.A., Inc., and Lycos, Inc. in the United States District Court, District of New Jersey, relating to a joint venture we entered into with Terra Networks, S.A. in October 1999 and subsequently terminated in April 2000. The complaint asserted claims for, among other things, breaches of various contracts, breach of fiduciary duty, common law fraud, tortious interference with prospective economic advantage, and securities fraud. Terra Networks, S.A. filed counterclaims against us for breach of contract, securities fraud and unspecified punitive damages. On July 21, 2005, the parties settled this matter. Pursuant to the terms of the settlement agreement, Telefonica S.A. paid $44 million to us.

On May 5, 2004, we filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. We alleged that the defendants breached a settlement agreement that they had entered into with us to resolve certain disputes and civil actions among the parties. We alleged that the defendants did not provide us, as required under the settlement agreement, free of charge and for our exclusive use, a 15-year indefeasible right to use four wavelengths on a global undersea fiber optic network that TyCom Ltd. was deploying at that time. In June 2004, Tyco International (US) Inc. and Tyco Telecommunications (US) Inc. asserted several counterclaims against us, alleging that we breached the settlement agreement and are liable for damages for allegedly refusing to accept the defendants’ offer regarding the wavelengths referenced in the settlement agreement and for making a public statement that Tyco failed to provide us with the use of its wavelengths. The parties are engaged in discovery.

Shortly after we announced on June 28, 2005 our intention to commence a tender offer for all outstanding shares of common stock of Net2Phone, Inc. not owned by us or our affiliates, six class actions on behalf of all public common stockholders of Net2Phone were filed against us, Net2Phone, and all directors of Net2Phone. Five of these actions were filed in the Court of Chancery, New Castle County, in Delaware and the sixth was filed in the Superior Court of New Jersey, Chancery Division, Essex County. In these actions, plaintiffs allege, among other things, that we, as the controlling shareholder of Net2Phone, are improperly denying Net2Phone’s public stockholders the opportunity to obtain fair value for their equity interests and seek to enjoin us from acquiring all the shares of Net2Phone common stock, alleging that the proposed consideration offered by us is inadequate. Plaintiffs also seek damages in the event the transaction is consummated.

IDT TELECOM

On or about August 27, 2003, Aerotel, Ltd., Aerotel U.S.A., and Aerotel U.S.A., LLC (“Aerotel”) filed a complaint against us in the United States District Court, Southern District of New York, alleging infringement of U.S. Patent No. 4,706,275, entitled “Telephone System”, which was issued on November 10, 1987 to Aerotel Ltd. as the assignee of Zvi Kamil. The plaintiff is seeking (i) a permanent injunction against us; (ii) unspecified damages, together with prejudgment interest and costs; (iii) trebling of damages awarded under 35 U.S.C. 284; (iv) attorneys’ fees and costs; and (v) such other relief as the Court may deem just and proper. In December 2003, the Court granted our motion for a stay of the litigation pending a reexamination of certain claims of the patent by the U.S. Patent and Trademark Office (“PTO”). We understand that the PTO proceedings will end in the near future and that a reexamination certificate with respect to the patent will be issued. Accordingly, the stay is expected to be lifted shortly, at which point, we intend to vigorously contest Aerotel’s claims.

We and Ronald A. Katz Technology Licensing, L.P. (“Katz”) have reached a settlement on Katz’s assertion that certain products and services offered by us infringed certain patents of Katz.

On or about September 19, 2003, Irene Kieves served a complaint against us, which was filed in the Superior Court of New Jersey, Essex County, alleging a violation of the New Jersey Consumer Fraud Act in connection with Universal Service Fund surcharges imposed on our long distance customers. The plaintiff is seeking certification of a class consisting of all persons who subscribed to IDT long distance service and paid any Universal Service Fund surcharge associated with such service at any time since January 1, 1998. The damages sought have not yet been quantified. On or about November 10, 2003, we filed our answer to the complaint and asserted a counterclaim for breach of contract. The parties are participating in court-ordered, non-binding mediation.

On March 29, 2004, D. Michael Jewett (“Jewett”), a former employee whose employment we terminated less than seven months after he was first hired, filed a complaint against us in the United States District Court, District of New Jersey, following his termination. The complaint alleges (i) violations of the New Jersey Anti-Racketeering Statute; (ii) violations of the New Jersey Conscientious Employee Protection Act; (iii) violations of the New Jersey Law Against Discrimination; (iv) Common Law Defamation; and (v) New Jersey Common Law Intentional Infliction of Emotional Distress. Jewett is seeking damages of $31 million, plus attorneys’ fees. We deny the allegations contained in the complaint. We intend to contest it vigorously and we moved to dismiss the complaint. We also sought sanctions against Jewett’s attorney. Jewett sent a copy of his complaint to the United States Attorney’s Office because in his complaint, Jewett alleged, among other things, that improper payments were made to foreign officials in connection with an IDT Telecom contract. As a result, the Department of Justice, the Securities and Exchange Commission and the United States Attorney in Newark, New Jersey have initiated investigations with respect to this matter. We and the Audit Committee of our Board of Directors also initiated independent investigations, conducted by outside counsel, regarding certain of the matters raised in the Jewett complaint and in these investigations. Neither our nor the Audit Committee’s investigation has found any evidence that we made any such improper payments to foreign officials. We continue to cooperate with these investigations.

IDT SOLUTIONS

On or about December 16, 2004, Lucent Technologies, Inc. filed a complaint in the United States District Court, District of New Jersey, against us. Lucent alleges, among other things, that we—either directly or via an alter ego theory—acquired a number of Lucent 5ESS switches (the “Switches”) from the bankruptcy estate of debtor, Winstar Communications, Inc. and its subsidiaries, and operated the Switches without any licenses to utilize Lucent’s proprietary software to operate the Switches. Lucent is claiming: (a) copyright infringement; (b) conversion; (c) conspiracy to commit conversion; (d) fraudulent conveyance; and (e) quasi-contract. Lucent seeks, among other things, a preliminary and permanent injunction enjoining us from copying, transferring, distributing, or disposing of the Lucent 5ESS software; an award of damages in an amount not less than $51 million and punitive damages. On March 21, 2005, we filed an answer in which we: (a) denied the material allegations asserted against us, (b) asserted affirmative defenses, and (c) alleged counterclaims under the Racketeer Influenced and Corrupt Organizations Act (RICO), specifically claiming violations of 18 U.S.C. §1962(c) and 18 U.S.C. §1962(d) resulting from Lucent’s conspiring to violate §1962(c). The counterclaims also include claims for breach of contract, breach of covenant of good faith and fair dealing, tortious interference with contractual relations, tortious interference with prospective economic advantage, unjust enrichment, fraud in the inducement, and detrimental reliance. The parties are involved in preliminary settlement discussions in an effort to resolve this matter amicably.

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

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

Our Class B common stock trades on the New York Stock Exchange under the symbol “IDT” and our common stock trades on the New York Stock Exchange under the symbol “IDT.C.”

The table below sets forth the high and low sales prices for our Class B common stock as reported by the New York Stock Exchange for the fiscal periods indicated.

	High	Low
Fiscal year ended July 31, 2004
First Quarter	$19.64	$17.31
Second Quarter	$23.96	$18.10
Third Quarter	$22.74	$18.40
Fourth Quarter	$19.59	$15.55
Fiscal year ended July 31, 2005
First Quarter	$16.26	$13.41
Second Quarter	$15.84	$13.50
Third Quarter	$16.59	$14.00
Fourth Quarter	$14.23	$12.62

The table below sets forth the high and low sales prices for our common stock as reported by the New York Stock Exchange for the fiscal periods indicated.

	High	Low
Fiscal year ended July 31, 2004
First Quarter	$19.10	$17.20
Second Quarter	$23.00	$17.58
Third Quarter	$22.30	$18.26
Fourth Quarter	$18.88	$15.13
Fiscal year ended July 31, 2005
First Quarter	$15.58	$12.70
Second Quarter	$15.10	$12.92
Third Quarter	$15.91	$13.31
Fourth Quarter	$13.72	$12.75

On October 5, 2005, there were approximately 380 holders of record of our Class B common stock and approximately 315 holders of record of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

We have never declared or paid any cash dividends on our common stock or Class B common stock and do not expect to pay cash dividends for the foreseeable future. Our current policy is to retain all of our earnings to finance future growth. Any future declaration of dividends will be subject to the discretion of our Board of Directors.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after July 31, 2005, and which is incorporated by reference herein.

Issuer Purchases of Equity Securities

This table provides information with respect to purchases by us of shares of our Class B common stock and common stock during the fourth quarter of fiscal 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
May 1 – 31, 2005(2)	106,500	$13.32	106,500	19,893,500
June 1 – 30, 2005(3)	590,604	$13.05	562,700	19,302,896
July 1 – 31, 2005(4)	527,100	$12.99	527,100	18,775,796
Total	1,224,204	$13.05	1,196,300

(1) Under our existing stock repurchase program, approved by our Board of Directors and publicly announced on December 18, 2001, we are authorized to repurchase up to 15 million shares of our Class B common stock and up to 5 million shares of our common stock.

(2) All 106,500 shares represent shares of common stock purchased pursuant to the Stock Repurchase Program, resulting in an aggregate of 19,893,500 shares of stock that may yet be purchased under the Stock Repurchase Program (consisting of 15,000,000 shares of Class B common stock and 4,893,500 shares of common stock).

(3) Of the 562,700 shares purchased pursuant to the Stock Repurchase Program, 155,000 were shares of Class B common stock and 407,700 were shares of common stock, resulting in an aggregate of 19,302,896 shares of stock that may yet be purchased under the Stock Repurchase Program (consisting of 14,845,000 shares of Class B common stock and 4,485,800 shares of common stock). Includes 28,533 shares representing shares of Class B common stock that are tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted stock. Such shares are repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

(4) Of the 527,100 shares purchased pursuant to the Stock Repurchase Program, 462,100 were shares of Class B common stock and 65,000 were shares of common stock, resulting in an aggregate of 18,775,796 shares of stock that may yet be purchased under the Stock Repurchase Program (consisting of 14,382,900 shares of Class B common stock and 4,420,800 shares of common stock).

Item 6. Selected Financial Data.

The selected consolidated financial data presented below for each of the fiscal years in the five-year period ended July 31, 2005 has been derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, independent registered public accounting firm. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other financial information appearing elsewhere in this Annual Report. In preparing our fourth quarter and year end fiscal 2005 financial statements, errors were discovered in our accrual for income taxes related to the first quarter of fiscal 2004. Accordingly, we restated our financial statements for the first quarter and fiscal year 2004 to decrease our deferred tax liability by $36.8 million with a corresponding increase in benefit from income taxes. As a result, reported net loss for the year ended July 31, 2004 decreased from $95.7 million to $58.9 million, and reported net loss per share decreased from ($1.09) per share to ($0.67) per share.

Fiscal Year Ended July 31, (in thousands, except per share data)	2005	2004	2003	2002	2001
Statement of Operations Data:		(restated )
REVENUES:
Retail Telecommunications Services	$1,616,628	$1,413,438	$1,233,190	$1,121,674	$816,384
Wholesale Telecommunications Services	541,683	524,476	405,473	289,310	388,120
IDT Entertainment	187,233	106,700	5,023	—	—
Voice over IP*	73,623	77,962	80,769	71,857	—
IDT Capital	39,719	22,738	22,539	21,349	26,446
IDT Solutions**	9,636	71,591	87,553	79,604	—
TOTAL REVENUES	2,468,522	2,216,905	1,834,547	1,583,794	1,230,950
COSTS AND EXPENSES:
Direct cost of revenues (exclusive of depreciation and amortization)	1,843,088	1,679,153	1,409,465	1,214,802	1,066,845
Selling, general and administrative	563,615	492,103	421,829	451,476	334,025
Depreciation and amortization	111,894	99,868	89,309	83,916	60,351
Settlement of litigation	—	—	(58,034)	—	—
Non-cash compensation (all of which is attributable to selling, general and administrative)	31,549	9,492	32,286	16,440	3,082
Restructuring and impairment charges	34,212	58,220	13,312	257,501	199,357
TOTAL COSTS AND EXPENSES	2,584,358	2,338,836	1,908,167	2,024,135	1,663,660
Loss from operations	(115,836)	(121,931)	(73,620)	(440,341)	(432,710)
Interest income, net	20,307	22,315	26,095	24,174	52,768
Other income (expense):
Equity in loss of affiliates*	—	—	(4,425)	(2,226)	(75,066)
Gain on sale of subsidiary stock	—	9,418	22,422	—	1,037,726
Arbitration award	—	21,618	—	—	—
Investment and other income (expense), net	66,196	16,767	(15,327)	(13,754)	164,762
Minority interests	(2,583)	(34,317)	(43,035)	151,436	(5,726)
(Provision for) benefit from income taxes	(11,898)	27,219	70,373	124,345	(209,395)
Cumulative effect of accounting change, net of income taxes	—	—	—	(146,983)	—
NET INCOME (LOSS)	$(43,814)	$(58,911)	$(17,517)	$(303,349)	$532,359
Earnings per share:
Basic	$(0.45)	$(0.67)	$(0.22)	$(4.04)	$7.79
Diluted	$(0.45)	$(0.67)	$(0.22)	$(4.04)	$7.12
Weighted average number of shares used in calculation of earnings per share:
Basic	97,049	87,920	80,176	75,108	68,301
Diluted	97,049	87,920	80,176	75,108	74,786

Fiscal Year Ended July 31 (in thousands)	2005	2004		2003	2002	2001
BALANCE SHEET DATA:		(Restated	)
Cash and cash equivalents, marketable securities, and restricted cash and marketable securities	$952,384	$1,061,927		$1,043,779	$1,118,670	$1,094,560
Working capital	713,110	793,437		753,966	857,484	915,393
TOTAL ASSETS	1,977,590	1,856,148		1,732,342	1,777,662	1,881,589
Capital lease obligations—long-term portion	42,370	31,810		45,084	48,068	50,179
Notes payable—long term portion	121,470	9,174		—	—	—
TOTAL STOCKHOLDERS’ EQUITY	1,038,197	1,028,033		897,527	869,770	1,076,236

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends” and similar words and phrases. Such forward-looking statements include, among other things, our plans to expand our calling card business, continue the rollout of our consumer phone services, enter new geographic markets, develop additional products and services, release proprietary entertainment content and manage the reorganization of IDT Solutions. Such forward-looking statements also include our expectations concerning factors affecting the markets for our products, such as changes in the United States and the international regulatory environment and the demand for telecommunications products and services. Actual results could differ from those projected in any forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” in Item 1 of this Annual Report. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Annual Report.

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

During the audit of our financial statements as of July 31, 2005 and for the year then ended, errors were discovered in our accrual for income taxes related to the first quarter of fiscal 2004. Accordingly, we restated our financial statements for the first quarter and fiscal year 2004 to decrease our deferred tax liability by $36.8 million with a corresponding increase in benefit from income taxes. As a result, reported net loss for the year ended July 31, 2004 decreased from $95.7 million to $58.9 million, and reported net loss per share decreased from ($1.09) per share to ($0.67) per share.

OVERVIEW

General

We are a multinational telecommunications, entertainment and technology company. Our primary telecommunications offerings are prepaid and rechargeable calling cards, wholesale carrier services, consumer local, long distance and wireless phone services, VoIP and cable telephony services. Our entertainment business consists of animated and live-action production operations and home entertainment distribution. We also operate various other businesses including brochure distribution, retail energy, call center services, and real estate investments.

We conduct our operations primarily through four operating subsidiaries: (i) IDT Telecom, which comprises our retail telecommunications services and wholesale telecommunications services segments; (ii) IDT Entertainment, which comprises our animation and entertainment businesses segment; (iii) Net2Phone, which comprises our Voice over IP segment; and (iv) IDT Capital, which comprises, among other ventures, our brochure distribution, retail energy, call center services, and real estate business segment. We also operate our IDT Solutions segment through our IDT Spectrum and Winstar Holdings, LLC subsidiaries. In May 2004, we announced the restructuring of Winstar Holdings. Such restructuring consisted of shutting down Winstar Holdings’ CLEC (Competitive Local Exchange Carrier) business, by ceasing the provision of retail switched communications services to commercial customers. Such discontinuation of services has now been completed, except that Winstar Holdings currently continues to provide communications services to select governmental customers while it negotiates alternative ways to exit this remaining business. IDT Spectrum was formed in January 2005 to own and exploit our fixed wireless spectrum and related assets. IDT Spectrum holds a significant number of licenses for commercial fixed wireless spectrum licenses in the United States and is developing a fixed wireless network platform that will integrate the wireless spectrum with operational management capabilities and a flexible architecture to serve the specialized backhaul and telecommunications connectivity needs of a variety of customers. In this report, we use the term IDT Solutions, which represented a Winstar product line and marketing arm, interchangeably with the term Winstar.

On August 29, 2005, IDT Spectrum filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed initial public offering of its Class B common stock. The registration statement has not yet become effective.

We generated total revenues of $2.469 billion, $2.217 billion and $1.835 billion in fiscal 2005, fiscal 2004 and fiscal 2003, respectively. Our losses from operations were $115.8 million, $121.9 million and $73.6 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively. Included in our losses from operations are restructuring and impairment charges of $34.2 million, $58.2 million and $13.3 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively. Also included in our losses from operations for fiscal 2003 is a $58.0 million gain on settlement of litigation by Net2Phone. Minutes of use from IDT Telecom’s businesses (excluding consumer phone services, which are not carried over our own network) have grown to 23.565 billion minutes in fiscal 2005 from 20.456 billion minutes in fiscal 2004 and 16.460 billion minutes in fiscal 2003.

Outlook

Since our inception, we have derived the majority of our revenues from IDT Telecom’s businesses, consisting primarily of our Retail Telecommunications Services segment, which markets prepaid and rechargeable calling cards and consumer phone services, and our Wholesale Telecommunications Services segment, which markets wholesale carrier services. These businesses have accounted for the bulk of our operating expenses as well. IDT Telecom’s revenues accounted for 87.4% of our total revenues in fiscal 2005 and fiscal 2004 and 89.3% in fiscal 2003.

For fiscal 2006, we anticipate revenue growth in both our Wholesale Telecommunications Services and Retail Telecommunications Services segments. In our wholesale business, we believe revenue growth will be driven mainly by our operations in Western Europe and Asia. In our retail businesses, we believe revenue declines in consumer phone services in the U.S. will be more than offset by the growth in our calling card and European consumer phone services businesses, as well as through our new planned wireless launch in the U.S. and other non-core telecom initiatives. We believe that the Retail Telecommunications Services segment will continue to account for 70% to 75% of IDT Telecom’s total revenues for fiscal 2006.

In July 2005, we signed a long-term wholesale services agreement with Verizon Communications Inc. for local phone service, effective August 1, 2005, for Verizon to provide us with dial tone services or access to its local networks for a period of up to five years. The new agreement essentially preserves the features, functionality and ordering processes previously available to us under Verizon’s Platform of Unbundled Elements (UNE-P) service offerings. As a result, we will resume marketing IDT America Unlimited and IDT America Choice, our bundled, flat-rate local and long distance consumer phone services plans.

In February 2005, the FCC ruled on a request by AT&T to declare that certain prepaid calling cards offered by AT&T are not subject to access charges imposed by local telephone companies, and that revenues from those cards are not subject to assessment for Universal Service Fund (USF) contributions. The FCC rejected AT&T’s request, and determined that the AT&T prepaid cards were subject to access charges and USF contributions. Its decision was limited to a particular type of card, described by AT&T in its request, in which all callers heard a prerecorded advertisement before using the prepaid card to make telephone calls. IDT’s compliance with applicable rules and regulations has never been predicated on the exemption sought by AT&T. Therefore, we believe our calling card business is not directly affected by this FCC decision. In its decision, the FCC also noted that AT&T offers a variety of newer prepaid card services not described in its original request, and it commenced a rulemaking to consider more broadly the extent to which these and other types of calling card services may be subject to access charges and USF contributions. It is possible that this rulemaking could have a material adverse effect on some of our prepaid card services, depending on what service characteristics the FCC finds determinative in applying access charges and USF obligations, but we cannot predict either the timing or the substance of any new rules the FCC may adopt.

The worldwide telecommunications industry has been characterized in recent years by excess network capacity, which has led to intense price competition, resulting in a significant decline in both our average per-minute price realizations and our average per-minute termination costs. During fiscal 2005, our average price realization was $0.0747 per minute, down 8.3% from $0.0815 per minute in fiscal 2004, while our average per-minute termination cost dropped 9.3% to $0.0634 in fiscal 2005, from $0.0699 in fiscal 2004. Average price realization represents the average revenue per minute we recognize on the minutes that we sell within our calling card and wholesale carrier businesses. It excludes minutes of use related to our consumer phone services business, which are not carried over our own network. Our average termination cost per minute represents our average direct cost of revenues per minute that we buy in order to terminate calls related to our calling card and wholesale carrier businesses. These costs exclude minutes of use related to our consumer phone services business, which are not carried over our own network.

In both the retail services and wholesale carrier businesses, our competitors have continued to aggressively price their services. This has led to continued erosion in pricing power, both in our retail and wholesale markets, and we have generally had to pass along our per-minute cost savings to our customers in the form of lower prices. Therefore, although IDT Telecom’s minutes of use have been increasing substantially, IDT Telecom’s revenues have increased at a much slower rate. We have seen continued declines in our overall per-minute price realizations throughout fiscal 2005, primarily due to lower wholesale carrier per-minute price realizations. We expect to see some further price declines throughout fiscal 2006, as the markets in which we compete have generally remained competitive.

We have also developed various new businesses within our IDT Entertainment segment, which generated revenues of $187.2 million in fiscal 2005. We anticipate that IDT Entertainment will continue to incur significant costs relating to its existing and new businesses. IDT Entertainment’s strategy for growth is twofold: production of proprietary computer generated, or CG, animated films to be released theatrically, and continued investment in original productions and new video licenses for television broadcast and retail distribution. IDT Entertainment launched its live-action division, which is focused on the horror and science fiction genres, and which began licensing the rights to its productions during the third quarter of fiscal 2005. Our first anthology series, “Masters of Horror,” is currently in production and will premier on Showtime in the fall of 2005, followed by worldwide distribution. In addition, IDT Entertainment has announced plans for its second film anthology series, “Masters of Sci-Fi.” On June 8, 2005, IDT Entertainment announced it had signed a two-year, multi-picture distribution deal with Twentieth Century Fox. Under terms of the agreement, Twentieth Century Fox will distribute CG animated theatrical releases produced by IDT Entertainment. IDT Entertainment continues production on its first CG animated feature film, Yankee Irving, scheduled for release in late summer of 2006, and we are also in various stages of production on two additional CG animated feature films. Since IDT Entertainment’s first animated feature film is not scheduled for theatrical release during fiscal 2006, we expect that our revenues for fiscal 2006 will largely be dominated by our licensing and distribution businesses, live-action business and our production services activities.

On April 22, 2005, our IDT Entertainment division, through our wholly-owned Anchor Bay Entertainment subsidiary, entered into a $50.0 million five-year secured revolving credit facility with a bank group led by JPMorgan Chase Bank, N.A., which may be increased up to $75.0 million in certain circumstances, as set forth in the facility. The credit facility provides funding for, among other things, the production of live-action and animated feature films and television series and the acquisition of additional titles for home video distribution.

Our Voice over IP segment, consisting mostly of our interest in Net2Phone, provides Voice over Internet Protocol, or VoIP, communications services to businesses and consumers directly and through its global distribution network of over 500 resellers in over 130 countries, capitalizing on the growth, quality, flexibility and cost advantages of VoIP technologies. Net2Phone also provides cable operators with a solution through which they can offer their cable subscribers residential phone services. Our Voice over IP segment had revenues of $73.6 million in fiscal 2005. Going forward, Net2Phone expects to continue to devote a significant amount of resources to developing and extending its cable telephony business, and we expect their revenues from such business to represent a growing percentage of their total revenues over the next several years.

We have also grown various businesses within our IDT Capital segment, which generated revenues of $39.7 million in fiscal 2005, mostly from our brochure distribution, retail energy, and call center services initiatives. During fiscal 2005, IDT Capital incurred $14.2 million in operating losses. We anticipate that IDT Capital will continue to incur significant costs relating to its existing and new businesses. The timing and magnitude of further revenues and/or operating profits from IDT Capital’s businesses remains uncertain.

Our IDT Solutions segment, comprised of IDT Spectrum and Winstar Holdings, had revenues of $9.6 million and operating losses of $38.4 million in fiscal 2005. The operating losses consisted mostly of restructuring and other costs associated with our discontinuation of retail switched communications services, which comprised the majority of our IDT Solutions business.

Revenues

During fiscal 2005, we continued to grow our telecommunications businesses, with revenues from IDT Telecom operations increasing to $2,158.3 million from $1,937.9 million during fiscal 2004. IDT Telecom’s revenues as a percentage of total revenues were 87.4% in both fiscal 2005 and fiscal 2004. We own approximately 95.2% of IDT Telecom, with the remainder held by Liberty Media. IDT Telecom currently derives its revenues primarily from the following sources:

•	Retail Telecommunications Services, including:

•	domestic and international prepaid and rechargeable calling cards; and
•	consumer phone services to individuals and businesses;

•	Wholesale Telecommunications Services provided to other long distance carriers.

We generate revenues from the sale of our prepaid calling cards, selling them to distributors at a discount to their face values of different denominations, and recording the sales as deferred revenues. These deferred revenues are recognized into revenues when telecommunications services are provided and/or administrative fees are imposed.

Our prepaid solutions group markets customized retail calling cards and IDT-branded retail calling cards to national retailers, as well as specially branded cards to companies seeking to use them as promotional items. We also offer rechargeable calling cards, marketed primarily to business travelers. These cards can be automatically recharged using a credit card number provided by the customer at the time of sale.

In order to further enhance the services offered to our consumer phone services customers and continue to grow our customer base, beginning in August 2003, we entered the local calling business with the introduction of a residential bundled phone service including unlimited local, regional and long distance calling for $39.95 per month, plus taxes and other surcharges. We currently offer local service in the following 13 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island, Florida, Georgia, and California. Before entering any state, we would need a commercial agreement with the respective RBOC and would weigh the potential revenue opportunity versus the necessary marketing and operating costs we will have to incur in launching the service.

In the United Kingdom, under the Toucan brand name, we provide residential communications services including Carrier Preselect (CPS) as well as Internet and mobile services. We launched the Toucan service in November 2003 and had approximately 146,000 customers as of July 31, 2005. We plan to expand the Toucan suite-of-products to other European markets, and to that effect, during the first quarter of fiscal 2006, we launched service in the Netherlands. Also in fiscal 2006, we plan to offer wholesale line rental to our consumer local and long distance service customers.

In September 2005, we announced the launch of TúYo Mobile, our new prepaid wireless service designed especially for the mobile communications needs of U.S. Hispanics, a rapidly growing segment of over 42 million people.

Through several of our subsidiaries operating under the Corbina Telecom trade name, we are a licensed full service telecommunications operator in Russia. Through Corbina Telecom, we offer a broad range of services throughout the 24 largest industrial areas in Russia. Such services include fixed line telephony for domestic and long-distance voice, VoIP, lease line services, wholesale carrier services, Internet access (dial-up and broadband) and Virtual Private Network (VPN) services. Corbina owns its own telecommunications network, with over 1000 kilometers of fiber optic lines in Moscow alone. Revenues generated by Corbina in fiscal 2005 were $64.3 million, an increase of 43.2% from $45.0 million in fiscal 2004. Corbina constituted 3.0% and 2.3% of IDT Telecom’s total revenues during fiscal 2005 and 2004, respectively.

IDT Entertainment is our second largest operating segment in terms of revenue generated. IDT Entertainment generated revenues of $187.2 million and $106.7 million in fiscal 2005 and 2004, respectively, representing 7.6% in fiscal 2005 and 4.8% in fiscal 2004 of our total consolidated revenue. We expect revenues from IDT Entertainment to contribute to a more significant portion of total consolidated revenues as we continue to grow the business. We own approximately 95.2% of IDT Entertainment, with the remainder held mostly by Liberty Media.

IDT Entertainment currently generates revenues primarily from the production, distribution and sale of filmed entertainment on videos and DVDs, and from fee-for-hire production services for animated content for television and direct-to-video/DVD products. We are working on several proprietary products, including Yankee Irving, and expect to generate revenues from these products after they are released.

Our Voice over IP segment, consisting mostly of our interest in Net2Phone, generated revenues of $73.6 million and $78.0 million in fiscal 2005 and fiscal 2004, respectively, representing 3.0% in fiscal 2005 and 3.5% in fiscal 2004 of our total consolidated revenues. Net2Phone generates revenues through the sale of discounted communication services using VoIP technologies and offers cable operators a platform through which they can offer their cable subscribers residential phone service.

Our IDT Capital segment generated revenues of $39.7 million and $22.7 million in fiscal 2005 and fiscal 2004, respectively, representing 1.6% in fiscal 2005 and 1.0% in fiscal 2004 of our total consolidated revenues. Our IDT Capital segment is comprised of four primary business lines: brochure distribution, retail energy, call center services, and real estate investments. IDT Capital generates the majority of its revenues through:

•	the distribution of brochures on behalf of clients in the entertainment, tourism and travel industries;
•	the sale of retail energy to individuals and businesses; and
•	providing inbound and outbound call center services.

Concentration of Customers

Our most significant customers consist of either distributors of IDT Telecom’s calling cards or long distance carriers to whom IDT Telecom provides wholesale telecommunications services. While they may vary from quarter to quarter, our five largest customers accounted for 9.4% of total consolidated revenues in fiscal 2005, down from 12.0% in fiscal 2004. This concentration of revenues increases our risk associated with nonpayment by customers. Thus, in an effort to reduce our risk, we perform ongoing credit evaluations of our significant retail telecom, wholesale carrier and cable telephony customers, as well as our significant video distribution and fee-for-hire production customers, and in some cases, do not offer credit terms to customers, choosing instead to demand prepayment. Historically, when we have issued credit, we have not required collateral to support trade accounts receivable from our customers. In light of the deteriorating credit quality of some of our telecom customers, when necessary, IDT Telecom has imposed stricter credit restrictions on them. In some cases, this has resulted in IDT Telecom sharply curtailing, or ceasing completely, sales to certain customers. IDT Telecom also attempts to mitigate its financial exposure with many wholesale carriers by offsetting trade accounts receivable from these wholesale customers with trade accounts payable due to them for purchases of telecommunications services (including both termination and connectivity). In this way, IDT Telecom can continue to sell services to these wholesale customers, while maintaining a net unrisked position, in terms of receivables and payables. We often attempt to mitigate the credit risk related to financially challenged customers by also buying services from them in order to create the offset opportunity and reduce our net receivable exposure risk.

Costs and Expenses

Direct cost of revenues for IDT Telecom’s services consist primarily of three major categories:

•	termination and origination costs;
•	network costs; and
•	toll-free costs.

Termination costs for our retail and wholesale carrier businesses represent costs associated with the transmission and termination of international and domestic long distance services. We terminate our traffic via the arbitrage market or through direct interconnects with other carriers. This cost is primarily variable, with a price paid on a per-minute basis. Origination costs relating to our retail consumer phone services business consists primarily of leased lines from the RBOCs, which is billed as a monthly fee.

Network costs are fixed for a range of minutes of use, and include customer/carrier interconnect charges and leased fiber circuit charges. Local circuits are generally leased for a 12 to 24 month term, while long haul circuits generally are leased for longer terms. Although these are not purely variable costs, where the cost increases for each additional minute carried on our suppliers’ networks, a general growth in minutes will result in incrementally higher network costs as more circuits are added to interconnect with customers or carriers, and more circuits are leased to expand the size of our network. IDT Telecom’s costs on a per-circuit basis have been dropping due to the current abundance of supply of both local and long-haul fiber in the United States and Europe, as well as transatlantic fiber. In fiscal 2006, we anticipate that IDT Telecom’s network costs will increase in absolute dollar terms as IDT Telecom adds more circuits to accommodate its anticipated growth of telecommunications traffic. On a per-minute basis, however, we anticipate that IDT Telecom will be able to lower these costs further as it replaces circuits with expiring contracts with lower-priced circuits.

Toll-free costs are variable costs paid to providers of toll-free services, used primarily by our calling card customers to access our Enhanced Services platform. On a per-minute basis, these costs increased 7.7% to $0.0072 in fiscal 2005, from $0.0067 in fiscal 2004, reflecting an industry-wide increase in rates from IDT Telecom’s suppliers. On a per-minute basis we expect our toll-free costs to remain relatively unchanged in fiscal 2006.

Going forward, we believe that IDT Telecom’s gross margins will be dictated in large part by the relative changes in termination costs paid to its vendors and per-minute prices paid by its customers, and by the mix of its service offerings. During fiscal 2005, IDT Telecom’s per-minute costs for terminating traffic decreased at a slower rate than our per-minute price realizations. This slower rate of decrease led to margin declines in our wholesale telecom business during fiscal 2005, to 9.5%, from 10.9% in fiscal 2004. The wholesale telecom lower per-minute price realizations was caused by a strategic decision to temporarily drive volumes and pursue market share at the expense of gross margin, particularly during the fourth quarter. It is possible that, during fiscal 2006, our price realizations may continue to decrease at a faster rate than will our per-minute termination costs, resulting in further gross margin declines. In our retail telecom business, we experienced an increase in our gross margins to 28.7% in fiscal 2005 from 27.5% in fiscal 2004, due to a shift in the mix of retail revenues towards higher-margin consumer phone services, coupled with an increase in calling card gross margins from 23.1% in fiscal 2004 to 23.5% in fiscal 2005. The improvement in calling card gross margins primarily reflects the strong gross margins we recorded during our fiscal second quarter, during which we raised rates on many of our key cards, in an attempt to increase profitability. Generally speaking, during any given fiscal quarter, our calling card business, particularly in the United States, experiences gross margin fluctuations, based upon whether the business is in “investment” mode—where we introduce new, aggressively-priced, lower-margin cards in an attempt to break into new markets or to gain market share in existing markets—or in “harvest” mode, where we raise rates on many cards—even at the expense of minutes volumes—in order to improve margins. Calling card revenues, although largely driven by whether the business is in investment or harvest mode, also tend to be somewhat seasonal, with the second fiscal quarter (which contains Christmas and New Year’s) and the fourth fiscal quarter (which contains Mother’s Day and Father’s Day) typically showing higher minutes volumes.

Selling expenses in our telecom segment consist primarily of sales commissions paid to internal salespersons and independent agents, and of advertising costs, which are the primary costs associated with the acquisition of customers. Selling expenses in our entertainment segment consist primarily of advertising and promotion costs of our home video distribution businesses. These costs increased significantly in fiscal 2005, due to the growth of our consumer phone services business in the United Kingdom, ongoing geographic expansion, and the increased costs to support the growth of our home video distribution businesses, which were acquired in fiscal 2004. General and administrative expenses include salaries, benefits, professional fees, rent and other administrative costs. These costs have increased in recent fiscal years due to the development and expansion of our operations and corporate infrastructure, as well as due to acquisitions. As we continue to expand both the scale and geographic scope of our telecommunications activities, and continue to incur expenditures related to new business ventures that are beyond the scope of our existing core businesses, we anticipate that selling, general and administrative expenses will continue to increase.

IDT Entertainment’s revenues are generally associated with higher selling, general and administrative expenses than are IDT Telecom’s revenues. Within IDT Telecom’s operations, retail revenues (calling card, consumer phone services, and wireless cellular services) generally have higher selling, general and administrative expenses associated with them than do wholesale carrier services. Within IDT Telecom’s retail telecommunications businesses, revenues from the consumer phone services and wireless cellular services business are generally associated with higher selling, general and administrative expenses than are revenues from calling card sales, due primarily to the relatively large marketing costs necessary to acquire new customers.

IDT Entertainment’s direct costs consist primarily of production labor costs incurred on contract production work by Film Roman, Mainframe and DKP Effects, and of direct product costs incurred by Anchor Bay, Manga Entertainment and New Arc Entertainment, including the manufacturing and distribution costs of videos and DVDs and royalty expenses.

Net2Phone’s direct costs consists primarily of network costs associated with carrying its customers’ traffic on its network and leased networks, and routing their calls through a local telephone company to reach their final destination. It also includes the cost of purchasing, storing and shipping VoIP devices.

IDT Solutions’ direct costs consist primarily of two components: (i) connectivity for the network backbone, including both local and long haul circuits, and (ii) lease payments for the network of buildings, including customer sites, hub sites and switch sites.

Capital Markets Activities

Under our existing stock repurchase program, our Board of Directors has authorized the repurchase of up to 15 million shares of our Class B common stock and up to 5 million shares of our common stock. During fiscal 2005, we repurchased an aggregate of 1.2 million shares of our common stock and Class B common stock for an aggregate purchase price of $15.6 million.

During fiscal 2005, through a series of transactions, we exchanged an aggregate of 0.5 million shares of newly issued IDT Class B common stock with a fair market value of $8.0 million for an equal number of shares of IDT common stock, with an equal fair market value, which were held by individual investors and participants in our 401(k) plan. In addition, during fiscal 2005, the Company acquired an aggregate of 0.2 million shares of its Class B Common Stock from employees for $2.7 million.

As of July 31, 2005, we held 7.1 million shares of our common stock and 2.4 million shares of our Class B common stock in treasury.

CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Management continually evaluates its estimates and judgments, including those related to revenue recognition, cost recognition, allowance for doubtful accounts, goodwill, and valuation of long-lived and intangible assets. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that of our significant accounting policies, the following may involve a higher degree of judgment (see Note 1 to the consolidated financial statements for a complete discussion of our significant accounting policies).

Revenue Recognition

Traditional voice and Voice over IP (VoIP) telephony services sold by IDT Telecom and Net2Phone are recognized as revenue when services are provided, primarily based on usage and/or the assessment of monthly fees. Revenues derived from sales of calling cards is deferred upon sale of the cards. These deferred revenues are recognized into revenue when call usage of the cards occur and/or administrative fees are imposed. Revenue from Net2Phone’s cable telephony business has not been significant to date.

Revenues generated by IDT Entertainment relating to proprietary films are recognized in accordance with Statement of Position (“SOP”) 00-02, Accounting by Producers or Distributors of Films. Films include feature films, television specials, television series or similar products that are sold, licensed or exhibited, whether produced on film, video tape, digital or other recording formats. Revenues from the theatrical release of feature films will be recognized at the time of exhibition based on our participation in box office receipts. Revenues from television licensing are recognized when the film or program is complete in accordance with the terms of the arrangement, and is available for telecast. Revenues from film licensing to international territories is recognized when the film or program is complete in accordance with the terms of the arrangement, and is available to the distributor for exploitation. In the event that a distributor pays us a nonrefundable minimum guarantee at the beginning of a license term, we will record this amount as revenue when all of the criteria for recognition pursuant to SOP 00-02 are met.

Revenues generated by IDT Entertainment relating to production services for third parties are recognized in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenues are recognized under the percentage of completion method, measured by the ratio of actual cost incurred to total estimated costs to complete. This method is used because management considers estimated costs to complete to be the best available measure of progress on these contracts. The majority of our production services contracts are either fixed price or cost-plus.

Revenues generated by IDT Entertainment from the sale of videocassettes and DVDs are recognized, net of an allowance for estimated sales returns, on the later of the estimated receipt of the product by the customer or after any restrictions on sale by the customer terminate. The allowance for sales returns, and the effect of sales returns on inventory and royalties, are estimated based on past experience and current trends that are expected to continue.

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

Direct cost of revenues at IDT Entertainment consist primarily of (1) the manufacturing cost of videocassettes and DVDs sold, (2) the cost to pick, pack and ship videocassettes and DVDs, (3) royalty expenses, (4) costs incurred in connection with production services for third parties, and (5) amortization of investments in films and television programs. Royalties are typically paid in advance to licensors for exclusive rights to distribute content on videocassettes and DVDs. The licensor’s share of revenues is generally retained by us until the share equals the advance payments made to the licensor. Thereafter, any excess share of revenues is paid to the licensor. Royalty advances are charged to expense as revenues are earned. Costs incurred in connection with production services for third parties are capitalized and subsequently amortized to cost of revenues at the time revenue is recognized. If the costs of a production are expected to exceed the corresponding anticipated revenue stream, then all costs incurred in excess of this revenue stream is expensed to cost of revenues when incurred.

The cost to create a master videocassette or DVD, which is used to create the product to be sold, includes the cost of converting film prints or tapes into the appropriate format, menu design, bonus material, subtitling, closed captioning and product packaging design. These costs are capitalized by title and charged to amortization expense generally over five years based on historical units sold. The carrying value of a master may be reduced if future sales of the title are expected to decline.

Investment in films and television programs generally includes the cost of proprietary films and television programs that have been released, completed and not released, in production, and in development or pre-production. Capitalized costs include the acquisition of story rights, the development of stories, production labor, postproduction costs and allocable overhead. Investment in films and television programs is stated at the lower of unamortized cost or estimated fair value on an individual film basis. Investment in films and television programs is amortized using the individual-film-forecast method, whereby the costs are charged to expense and participation and residual costs are accrued based on the proportion that current revenues from the films bear to an estimate of total revenues anticipated from all markets (ultimate revenue). Ultimate revenue estimates may not exceed ten years following the date of initial release or from the date of delivery of the first episode for episodic television series.

Estimates of ultimate revenue involve uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management’s future revenue estimates.

Investment in films and television programs in development or pre-production is periodically reviewed to determine whether they will ultimately be used in the production of a film. Costs of films in development or pre-production are charged to expense if the project is abandoned, or if the film has not been set for production within three years from the time of the first capitalized transaction.

The investment in films and television programs is reviewed for impairment on a title-by-title basis when an event or change in circumstances indicates that a film should be assessed. If the estimated fair value of a film is less than its unamortized cost, then the excess of unamortized cost over the estimated fair value is charged to expense.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses which result from the inability of our customers to make required payments. We base our allowances on our determination of the likelihood of recoverability of trade accounts receivable based on past experience and current collection trends that are expected to continue. In addition, we perform ongoing credit evaluations of our significant retail telecom, wholesale carrier and cable telephony customers, as well as our significant home video distribution and fee-for-hire production customers, but historically we have not required collateral to support trade accounts receivable from our customers. IDT Telecom attempts to mitigate its financial exposure with certain wholesale carriers by offsetting trade accounts receivable from these wholesale customers with trade accounts payable due to them for purchases of telecommunications services (including both minutes termination and connectivity). In this way, IDT Telecom can continue to sell services to these wholesale customers, while maintaining a net unrisked position, in terms of receivables and payables. Historically, IDT Telecom’s consumer phone services business has experienced a higher rate of bad debt than its other telecom businesses. As a result of imposing stricter credit scoring levels for accepting new consumer phone services customers, requiring credit card billings for lower credit score customers, and improving the performance of our collection service representatives, bad debt expense as a percentage of our consumer phone services revenues has decreased significantly during fiscal 2005.

Goodwill

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment tests, performed at least annually. Other intangible assets with definite lives continue to be amortized over their useful lives.

The annual goodwill impairment assessment involves estimating the fair value of the reporting unit and comparing it with its carrying amount. If the carrying value of the reporting unit exceeds its estimated fair value, additional steps are followed to determine if a potential goodwill impairment is required. Calculating the fair value of the reporting units requires significant estimates and assumptions by management. Should our estimates and assumptions regarding the fair value of our reporting units prove to be incorrect, we may be required to record additional impairments to our goodwill in future periods and such impairments could be material. We estimate the fair value of our reporting units by applying discounted cash flow methodologies, as well as considering third party market value indicators.

Valuation of Long-Lived and Intangible Assets

We assess the recoverability of our long-lived assets and identifiable intangible assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of any such asset may not be recoverable. Such events or changes in circumstances include:

•	significant underperformance relative to expected historical performance or projected future operating results;
•	significant changes in the manner or use of the acquired asset or the strategy of our overall business;
•	significant adverse changes in the business climate in which we operate; and
•	loss of a significant contract.

If we determine that the carrying value of certain long-lived assets or identifiable intangible assets may not be recoverable based upon the existence of one or more of the above indicators, we will test for impairment based on the projected undiscounted cash flows to be derived from such asset. If the projected undiscounted future cash flows are less than the carrying value of the asset, we will record an impairment loss based on the difference between the estimated fair value and the carrying value of the asset.

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123 (R)”) which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

We adopted SFAS No. 123(R) on August 1, 2005 using the modified prospective method.

As permitted by SFAS No. 123, until July 31, 2005 we accounted for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognized no compensation cost on grants of employee stock options. Accordingly, the adoption of SFAS No. 123(R) may have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on the future levels of share-based grants. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and earnings per share in Note 1 to our consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement is not anticipated to be material since we do not currently recognize benefits of excess tax deductions because of federal and state net operating loss carryforwards available to offset future U.S. federal and state taxable income.

Effective January 24, 2005, the compensation committee of our Board of Directors approved the acceleration of vesting of all then outstanding unvested options to purchase shares of our Class B common stock. We accelerated the vesting of the options in anticipation of the impact of the FASB’s issuance of SFAS No. 123(R). Options to purchase approximately 4.5 million shares of our Class B common stock became immediately exercisable on January 24, 2005, as a result of the acceleration. Generally, these options were scheduled to vest annually over 3 years beginning on the first anniversary of their grant date. The primary purpose of the acceleration was to eliminate the impact of approximately $15.6 million of future compensation expense that we would otherwise recognize in our fiscal 2006 and fiscal 2007 consolidated statements of operations. This amount was instead reflected in pro forma footnote disclosure to our consolidated financial statements for the year ended July 31, 2005, as permitted under the transitional guidance provided by the FASB.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29, which amends APB Opinion No. 29, Accounting for Nonmonetary Transactions to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. We do not anticipate that the adoption of this statement will have a material effect on our financial position or results of operations.

RESULTS OF OPERATIONS

The following table sets forth the percentages represented by certain items in our statements of operations (revenues and costs and expenses are presented net of intercompany transactions):

Year ended July 31,	2005	2004	2003
REVENUES:
Retail Telecommunications Services:
Domestic and international prepaid and rechargeable calling cards	52.0%	53.7%	58.9%
Consumer phone services	13.5	10.1	8.3
Wholesale Telecommunications Services	21.9	23.7	22.1
IDT Entertainment	7.6	4.8	0.3
Voice over IP	3.0	3.5	4.4
IDT Capital	1.6	1.0	1.2
IDT Solutions	0.4	3.2	4.8
	100.0	100.0	100.0
COSTS AND EXPENSES:
Direct cost of revenues (exclusive of depreciation and amortization)	74.7	75.7	76.8
Selling, general and administrative	22.8	22.2	23.0
Depreciation and amortization	4.5	4.5	4.9
Settlement of litigation	—	—	(3.2)
Non-cash compensation (all of which is attributable to selling, general and administrative)	1.3	0.4	1.8
Restructuring and impairment charges	1.4	2.6	0.7
TOTAL COSTS AND EXPENSES	104.7	105.4	104.0
LOSS FROM OPERATIONS	(4.7)	(5.4)	(4.0)
Interest income, net	0.8	1.0	1.4
Other income (expense):
Equity in loss of affiliates	—	—	(0.2)
Arbitration award	—	1.0	—
Gain on sale of subsidiary stock	—	0.4	1.2
Investment and other income (expense), net	2.7	0.8	(0.8)
LOSS BEFORE MINORITY INTERESTS AND INCOME TAXES	(1.2)%	(2.2)%	(2.4)%

YEAR ENDED JULY 31, 2005 COMPARED TO YEAR ENDED JULY 31, 2004

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, net interest income, other income (expense), minority interests, and income taxes are only reflected in our Consolidated discussion.

During the audit of our financial statements as of July 31, 2005 and for the year then ended, errors were discovered in our accrual for income taxes related to the first quarter of fiscal 2004. Accordingly, we restated our financial statements for the first quarter and fiscal year 2004 to decrease our deferred tax liability by $36.8 million, with a corresponding increase in benefit from income taxes. As a result, reported net loss for the year ended July 31, 2004 decreased from $95.7 million to $58.9 million, and reported net loss per share decreased from ($1.09) per share to ($0.67) per share.

Consolidated

Revenues.  Revenues increased 11.3%, from $2,216.9 million in fiscal 2004 to $2,468.5 million in fiscal 2005. The increase is mainly due to an 11.4% increase in IDT Telecom revenues as well as the inclusion, in fiscal 2005, of revenues for a full fiscal year from companies acquired by IDT Entertainment in fiscal 2004, partially offset by a decrease in IDT Solutions revenues, due to its exit from the CLEC business. The increase in IDT Telecom revenues primarily resulted from the growth in consumer phone services and calling cards. IDT Telecom minutes of use grew 15.2% (excluding minutes related to our consumer phone services business, which are not carried over our own network), from 20.456 billion in fiscal 2004 to 23.565 billion in fiscal 2005, which more than offset the effect of a decline in the average revenue per-minute.

Direct Cost of Revenues.  Direct cost of revenues increased 9.8%, from $1,679.2 million in fiscal 2004 to $1,843.1 million in fiscal 2005. The increase is due primarily to the growth in our telecommunications minutes of use and the inclusion, in fiscal 2005, of cost of revenues for a full fiscal year from companies acquired by IDT Entertainment in fiscal 2004, partially offset by a decrease in IDT Solutions cost of revenues, as a result of its exit from the CLEC business. As a percentage of total revenues, direct costs decreased from 75.7% in fiscal 2004 to 74.7% in fiscal 2005. This decrease in direct costs as a percentage of total revenues is due to a shift in the consolidated revenue mix toward higher margin revenues, as well as improved margins at both IDT Telecom and IDT Entertainment.

Selling, General and Administrative.  Selling, general and administrative expenses increased 14.5%, from $492.1 million in fiscal 2004 to $563.6 million in fiscal 2005. This increase is primarily due to the growth of our consumer phone services business in the United Kingdom, ongoing geographic expansion, investments in the development of new businesses and services in both the United States and abroad, the inclusion, in fiscal 2005, of selling, general and administrative expenses for a full fiscal year from companies acquired by IDT Entertainment in fiscal 2004, and the increase in costs to support the expanded operations of IDT Entertainment, partially offset by a decrease in selling, general and administrative expenses at IDT Solutions. As a percentage of total revenues, selling, general and administrative expenses increased from 22.2% in fiscal 2004 to 22.8% in fiscal 2005, as selling, general and administrative expenses grew at a faster rate than did revenues.

Depreciation and Amortization.  Depreciation and amortization expense increased 12.0%, from $99.9 million in fiscal 2004 to $111.9 million in fiscal 2005. The increase is primarily due to our higher fixed asset base during fiscal 2005, reflecting the expansion of our telecommunications network infrastructure and facilities, and the inclusion, in fiscal 2005, of depreciation and amortization for a full fiscal year from companies acquired by IDT Entertainment in fiscal 2004, partially offset by a decrease in depreciation and amortization expense at IDT Solutions. As a percentage of revenues, depreciation and amortization expense remained flat at 4.5% in fiscal 2004 and fiscal 2005.

Non-cash Compensation.  Non-cash compensation charges increased from $9.5 million in fiscal 2004 to $31.5 million in fiscal 2005. The increase is due partially to variable accounting for repriced stock options granted by Net2Phone. In addition, during the second quarter of fiscal 2004, we initiated a new restricted share incentive plan consisting of equity grants of unvested shares of IDT Class B common stock. In general, one third of the restricted shares vest on or about the anniversary date of each of the three years following the year of grant. Accordingly, the increase in non-cash compensation is also partially due to fiscal 2004 including only seven months of non-cash compensation charges as compared to a full year in fiscal 2005. Furthermore, fiscal 2005 also included non-cash compensation for amortization of new restricted shares of IDT Class B Common Stock granted in the second quarter of fiscal 2005. Refer to the respective segment sections for a full discussion of these charges.

As permitted by SFAS No. 123, until July 31, 2005 we accounted for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognized no compensation cost on grants of employee stock options. Accordingly, the adoption of SFAS No. 123(R) may have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on future levels of share-based grants. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and earnings per share in Note 1 to our consolidated financial statements.

Restructuring and Impairment Charges.   Restructuring and impairment charges decreased from $58.2 million in fiscal 2004 to $34.2 million in fiscal 2005. Refer to the respective section of the IDT Solutions, IDT Telecom and Voice over IP segments for a full discussion of these charges. In addition, during fiscal 2005, impairment charges also included $0.9 million relating to IDT Capital’s write-off of leasehold improvements abandoned as a result of the relocation of one of its call center operations, and $0.9 million relating to the write-off of goodwill. During fiscal 2004, impairment charges also included $10.4 million relating to IDT Capital’s write-off of its TyCom undersea fiber assets, that TyCom Ltd. and several related Tyco entities were to deliver to us pursuant to a settlement agreement that resolved a prior dispute, and $3.7 million relating to IDT Capital’s write-off of goodwill and write-down of certain broadcast equipment, both relating to its discontinued syndicated radio network.

Loss from Operations.  Loss from operations was $121.9 million in fiscal 2004 compared to loss from operations of $115.8 million in fiscal 2005. The year-over-year decrease in operating losses is primarily due to the decreased losses from operations at IDT Solutions and IDT Capital and the increased income from operations at IDT Entertainment, partially offset by decreased income from operations at IDT Telecom increased operating losses at Voice over IP and higher expenses at Corporate.

Interest.  Net interest income was $22.3 million in fiscal 2004, compared to net interest income of $20.3 million in fiscal 2005. The decrease is due primarily to a lower interest bearing cash and marketable securities average portfolio balance in fiscal 2005 compared to fiscal 2004, as well as higher interest expense resulting from higher levels of outstanding debt in fiscal 2005.

Other Income.  Other income was $47.8 million in fiscal 2004, compared to $66.2 million in fiscal 2005. Other income for fiscal 2005 consisted mostly of a $44.0 million settlement received from Telefonica S.A. (Refer to Part I. Item 3. Legal Proceedings) and net realized gains from the sale of marketable securities and investments.

Included in other income for fiscal 2004 was a $9.4 million gain on the sale of subsidiary stock, as a result of Net2Phone’s common stock offering in November 2003, a $21.6 million gain in connection with receipt of proceeds from Telefonica International S.A, resulting from an arbitration award, a $12.2 million non-cash and non-recurring gain recorded by Net2Phone on the buyout and settlement of minority owners of its ADIR subsidiary, a $2.7 million reversal of previously recorded charges related to an obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T, and net realized gains from the sale of marketable securities and investments.

Minority Interests.  Minority interest expense decreased from $34.3 million in fiscal 2004 to $2.6 million in fiscal 2005. Minority interests arise mostly from our 51% equity ownership in Union Telecard Alliance and our average equity ownership of approximately 17.6% and 26.0% of Net2Phone during fiscal 2004 and 2005, respectively. The year-over-year decrease in minority interest expense is partially due to an increase of $27.1 million in the net loss that Net2Phone reported in fiscal 2005, as compared to fiscal 2004, as well as the increase in our average equity ownership of Net2Phone, as a result of our acquisition of an additional 26% interest in the equity of Net2Phone, which was consummated on March 8, 2005.

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

Income Taxes.  Benefit from income taxes was $27.2 million in fiscal 2004, compared to income tax expense of $11.9 million in fiscal 2005. Income tax expense results primarily from income generated by our foreign subsidiaries.

Net Loss.  Our consolidated net loss was $58.9 million in fiscal 2004 compared to a consolidated net loss of $43.8 million in fiscal 2005. The year-over-year change is due primarily to the decreased loss from operations at IDT Solutions, the improvement in minority interest expense and other income, partially offset by decreased income from operations at IDT Telecom, and increased losses at Voice over IP and Corporate.

IDT Telecom—Retail Telecommunications Services and Wholesale Telecommunications Services Segments

Revenues.  IDT Telecom revenues increased 11.4%, from $1,937.9 million in fiscal 2004 to $2,158.3 million in fiscal 2005. Revenues increased primarily as a result of the growth in both consumer phone services and calling cards. Minutes of use grew by 15.2% (excluding minutes related to our consumer phone services business, which are not carried over our own network) from 20.456 billion in fiscal 2004 to 23.565 billion in fiscal 2005. The growth in minutes of use occurred in both our Retail Telecommunications Services and Wholesale Telecommunications Services segments, with most of the year-over-year gain due to growth within our calling card businesses in both the United States and Europe. Revenues grew at a slower rate than did minutes of use due to an 8.3% decline in average revenue-per-minute, from $0.0815 during fiscal 2004 to $0.0747 during fiscal 2005. The decrease in average revenue-per-minute is due primarily to continued competition in both retail and wholesale markets.

Revenues from Retail Telecommunications Services increased $203.2 million, or 14.4%, from $1,413.4 million in fiscal 2004 to $1,616.6 million in fiscal 2005. This growth reflects a $94.6 million increase in sales of calling cards and a $108.6 million increase in consumer phone services revenues. As a percentage of IDT Telecom’s overall revenues, Retail Telecommunications Services revenues increased from 72.9% in fiscal 2004 to 74.9% in fiscal 2005, as revenues from our retail businesses grew at a faster rate than did our wholesale business. Calling card sales increased 8.0%, from $1,188.6 million in fiscal 2004 to $1,283.2 million in fiscal 2005. This growth was broadly based geographically, and specially strong in Latin America and Asia. These regions continued to make steady market share progress during fiscal 2005, although they continue to represent a small proportion of our global calling card operations.

Calling card sales as a percentage of Retail Telecommunications Services revenues decreased to 79.4% in fiscal 2005 from 84.1% in fiscal 2004, as revenues from consumer phone services grew at a faster rate than did revenues from calling card sales. Revenues from consumer phone services, in which we act as a switchless reseller of another company’s network, increased 48.3%, from $224.9 million in fiscal 2004 to $333.5 million in fiscal 2005. The increase is primarily due to the year-over-year growth in our customer base for our Toucan consumer phone product in the United Kingdom.

The customer base for America Unlimited was approximately 220,000 as of July 31, 2005 compared to 280,000 as of July 31, 2004. We currently offer local service in the following 13 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island, Florida, Georgia and California. In addition, we had approximately 325,000 long distance-only customers as of July 31, 2005 compared to 407,000 customers as of July 31, 2004. The decrease in our combined customer base occurred as a result of our customer base churn not being replenished by a sufficient number of new customers, due to our decision in mid-fiscal year, to halt our marketing and advertising campaigns until we signed a long-term services agreement for local phone service. In July 2005, we signed a long-term wholesale services agreement with Verizon Communications Inc. for local phone service, effective August 1, 2005, for Verizon to provide us with dial tone services or access to its local networks for a period of up to five years. The new agreement essentially preserves the features, functionality and ordering processes previously available to us under Verizon’s Platform of Unbundled Elements (UNE-P) service offerings. As a result, we will resume marketing IDT America Unlimited and IDT America Choice, our bundled, flat-rate local and local distance phone service plans. In addition, we continue to negotiate with other Regional Bell Operating Companies (RBOCs) to expand the geographic scope of this offering.

In the United Kingdom, under the Toucan brand name, we provide residential communications services including Carrier Preselect (CPS) as well as Internet and mobile services. We launched the Toucan service in November 2003 and had approximately 146,000 customers as of July 31, 2005. We plan to expand Toucan to other European markets and, during the first quarter of fiscal 2006, we launched the service in the Netherlands. Also, in fiscal 2006, we plan to offer wholesale line rental to our consumer local and long distance service customers.

Consumer phone services gross margins for fiscal 2005 were 49.0%, compared to margins of 50.8% in fiscal 2004, reflecting primarily a shift in customer phone services revenue mix towards our U.K. business, which tends to experience somewhat lower gross margins than does our business in the United States.

Through several of our subsidiaries operating under the Corbina Telecom trade name, we are a licensed full service telecommunications operator in Russia. Through Corbina Telecom, we offer a broad range of services throughout the 24 largest industrial areas in Russia. Such services include fixed line telephony for domestic and long-distance voice, VoIP, lease line services, wholesale carrier services, Internet access (dial-up and broadband) and VPN. Corbina owns its own telecommunications network with over 1000 kilometers of fiber optic lines in Moscow alone. Corbina also resells the services of the second largest cellular operator in Russia under its own brand. Revenues generated by Corbina in fiscal 2005 were $64.3 million, an increase of 43.2% from $45.0 million in fiscal 2004. Corbina represented 3.0% and 2.3% of IDT Telecom’s total revenues in fiscal 2005 and 2004, respectively.

Wholesale Telecommunications Services revenues increased $17.2 million, or 3.3%, from $524.5 million in fiscal 2004 to $541.7 million in fiscal 2005, as increased traffic volumes were partially offset by lower per-minute price realizations. As a percentage of IDT Telecom’s total revenues, Wholesale Telecommunications Services revenues decreased from 27.1% in fiscal 2004 to 25.1% in fiscal 2005, as revenues from our retail businesses grew at a faster rate than did revenues from our wholesale business.

Direct Cost of Revenues.  Direct cost of revenues increased 10.1%, from $1,492.1 million in fiscal 2004 to $1,642.4 million in fiscal 2005, due primarily to the growth in our telecommunications minutes of use. As a percentage of IDT Telecom’s total revenues, direct costs decreased from 77.0% in fiscal 2004 to 76.1% in fiscal 2005, primarily due to a shift in product mix towards higher margin retail revenues. Our average termination cost-per-minute declined 9.3% to $0.0634 in fiscal 2005, from $0.0699 in fiscal 2004.

Direct cost of revenues for Retail Telecommunications Services increased $127.8 million, or 12.5%, from $1,024.6 million in fiscal 2004 to $1,152.4 million in fiscal 2005. This increase reflects a $68.4 million increase in direct costs for our calling cards business and a $59.4 million increase in direct costs for our consumer phone services business. As a percentage of Retail Telecommunications Services revenues, direct costs decreased from 72.5% in fiscal 2004 to 71.3% in fiscal 2005, due primarily to the shift in product mix towards higher margin consumer phone services.

Direct cost of revenues for consumer phone services increased 53.7%, from $110.7 million in fiscal 2004 to $170.2 million in fiscal 2005. The increase is due to the significant growth in consumer phone services revenues. As a percentage of consumer phone services revenues, direct costs increased from 49.2% in fiscal 2004, to 51.0% in fiscal 2005, reflecting primarily the shift in our consumer phone services revenue mix towards our U.K. business, which tends to experience somewhat lower gross margins than does our business in the United States.

Direct cost of revenues for Wholesale Telecommunications Services increased 4.8%, from $467.5 million in fiscal 2004 to $490.0 million in fiscal 2005. The increase is due to the growth in wholesale carrier minutes. As a percentage of Wholesale Telecommunications Services revenues, direct costs increased from 89.1% in fiscal 2004 to 90.5% in fiscal 2005, due to the decline in per-minute price realizations, arising from our strategic decision undertaken during the year to temporarily sacrifice margin in order to drive volumes and market share.

Selling, General and Administrative.  Selling, general and administrative expenses increased 26.6%, from $293.9 million in fiscal 2004 to $372.2 million in fiscal 2005. The increase is due to several factors, including higher sales and marketing expenses resulting from the growth of our consumer phone services business in the United Kingdom, increased headcount to support our ongoing geographic expansion, and our investments in the development of new businesses, in both the United States and abroad. The majority of the headcount increase has taken place outside the United States, particularly in Western Europe, Russia, Asia, and Latin America. These new businesses, which have not yet contributed materially to our revenues, include both telecom and non-telecom products and services marketed to our existing retail and wholesale customer bases. As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses increased from 15.2% in fiscal 2004, to 17.2% in fiscal 2005, as selling, general and administrative expenses increased at a faster rate than did our revenues. We anticipate that selling, general and administrative expenses will increase during fiscal 2006, as we continue to invest marketing dollars into our consumer phone services businesses and invest in new business initiatives including wireless and other offerings.

Depreciation and Amortization.  Depreciation and amortization expense increased 20.7%, from $68.1 million in fiscal 2004 to $82.2 million in fiscal 2005, primarily as a result of a higher fixed asset base, arising from expenditures we made designed to expand both the overall capacity and geographic footprint of our telecommunications network. As a percentage of IDT Telecom’s total revenues, depreciation and amortization expense was 3.5% in fiscal 2004 compared to 3.8% in fiscal 2005, as depreciation and amortization increased at a faster rate than did our revenues.

Non-cash Compensation.  Non-cash compensation was $4.4 million and $12.0 million in fiscal 2004 and fiscal 2005, respectively, and related to the amortization of deferred compensation from restricted stock grants and to charges for stock options granted to outside consultants for past services.

Restructuring and Impairment Charges.   Impairment charges of $0.9 million were recorded by IDT Telecom during fiscal 2004, resulting from the write-off of goodwill.

Income from Operations.  Income from operations decreased from $78.4 million in fiscal 2004, to $49.4 million in fiscal 2005. The decrease resulted primarily from higher selling, general and administrative expenses and depreciation charges, reflecting the ongoing expansion of our business, partially offset by the improvement in gross margins, as described above.

IDT Entertainment Segment

On December 1, 2003, we consummated the acquisition of a controlling interest in Mainframe Entertainment, a creator of computer generated image animation for TV and direct-to-video/DVD products. On December 11, 2003, we consummated the acquisition of Anchor Bay Entertainment, an independent video label that licenses films and other programming for home entertainment distribution. On March 29, 2004, we consummated the acquisition of DKP Effects, a producer of three-dimensional animation and special effects. On June 9, 2004, we consummated the acquisition of Manga Entertainment, a film company specializing in the production, distribution and worldwide marketing of Japanese animation, or anime, for home video/DVD releases, theatrical, and television broadcast. Mainframe, Anchor Bay, DKP Effects, and Manga Entertainment are included in our results of operations from their respective dates of acquisition.

Revenues.  Revenues increased 75.5%, from $106.7 million in fiscal 2004 to $187.2 million in fiscal 2005. The increase is primarily due to the inclusion in fiscal 2005, for a full year, of revenues from Anchor Bay which represented $50.9 million of the increase, Manga Entertainment, which represented $13.0 million of the increase, Mainframe, which represented $9.5 million of the increase and DKP Effects, which represented $1.5 million of the increase. In addition, revenue from Anchor Bay and Manga Entertainment increased due to successful video releases during fiscal 2005. Also, in fiscal 2005 we launched our live-action division, which focuses on the supernatural/thriller/horror genre, and began licensing the rights to our productions. During fiscal 2006, IDT Entertainment will be releasing a number of well-known titles into the retail market. IDT Entertainment’s first anthology series, “Masters of Horror,” is currently in production and will premier on Showtime in the fall of 2005 followed by worldwide distribution. In addition, IDT Entertainment has announced plans for its second film anthology series, “Masters of Sci-Fi.”

Direct Cost of Revenues.  Direct cost of revenues increased 61.7%, from $75.8 million in fiscal 2004 to $122.6 million in fiscal 2005. The increase is primarily due to the inclusion in fiscal 2005, for a full year, of cost of revenues from Anchor Bay, which represented $25.2 million of the increase, Manga Entertainment, which represented $8.2 million of the increase, Mainframe, which represented $7.8 million of the increase, and DKP Effects, which represented $1.0 million of the increase. Direct cost of revenues consist primarily of production labor costs incurred on contract production work by Film Roman, Mainframe and DKP Effects, and of direct product costs incurred by Anchor Bay, Manga Entertainment and New Arc Entertainment, including the manufacturing and distribution costs of videos and DVDs and royalty expenses. As a percentage of IDT Entertainment’s revenues, direct cost of revenues decreased from 71.0% in fiscal 2004 to 65.5% in fiscal 2005, largely as a result of the growth of our home video distribution business, consisting of Anchor Bay and Manga Entertainment, which has significantly higher margins than our contract production work business.

Selling, General and Administrative.  Selling, general and administrative expenses increased 72.4%, from $25.4 million in fiscal 2004 to $43.8 million in fiscal 2005. The increase is primarily due to the inclusion in fiscal 2005, for a full year, of selling, general and administrative expenses from Mainframe, Anchor Bay, DKP Effects and Manga Entertainment. Selling, general and administrative expenses consist primarily of compensation costs, as well as advertising and promotion costs of our home video distribution businesses. As a percentage of IDT Entertainment’s revenues, selling, general and administrative expenses decreased from 23.8% in fiscal 2004 to 23.4% in fiscal 2005, as revenues grew at a faster rate than did selling, general and administrative expenses.

Depreciation and Amortization.  Depreciation and amortization expense increased 137.8%, from $5.1 million in fiscal 2004 to $12.1 million in fiscal 2005. The increase is primarily due to amortization expense relating to intangible assets recorded as a result of our fiscal 2004 acquisitions. As a percentage of IDT Entertainment’s revenues, depreciation and amortization expense increased from 4.8% in fiscal 2004 to 6.5% in fiscal 2005.

Non-cash Compensation.  Non-cash compensation was $1.0 million and $1.2 million in fiscal 2004 and 2005, respectively, and related to the amortization of deferred compensation from restricted stock grants.

Income (Loss) from Operations.  Loss from operations in fiscal 2004 was $0.6 million compared to income from operations of $7.5 million in fiscal 2005. The improvement in income from operations is largely due to the inclusion in fiscal 2005, for a full year, and subsequent growth, of our home video distribution business.

Voice over IP Segment

Revenues.  Revenues are earned from per-minute charges to Net2Phone’s customers, primarily on a prepaid basis, and the sale of VoIP equipment and services to consumers, resellers, other carriers and cable operators. Revenues decreased 5.6%, from $78.0 million in fiscal 2004 to $73.6 million in fiscal 2005. The decrease in revenues was primarily due to a decline in carrier and direct to consumer retail revenue, which was not fully offset by an increase in revenue generated through Net2Phone’s international reseller relationships.

Direct Cost of Revenues.  Direct cost of revenues consists primarily of network costs associated with carrying customers’ traffic on Net2Phone’s network and leased networks, and routing their calls through a local telephone company to reach their final destination. It also includes the cost of purchasing, storing and shipping VoIP devices. Direct cost of revenues decreased 1.6%, from $42.0 million in fiscal 2004 to $41.3 million in fiscal 2005. As a percentage of total Voice over IP revenues, total direct costs increased from 53.8% in fiscal 2004 to 56.1% in fiscal 2005, mostly due to product mix.

Selling, General and Administrative.  Selling, general and administrative expenses increased 13.3%, from $48.3 million in fiscal 2004 to $54.8 million in fiscal 2005. As a percentage of total Voice over IP revenues, selling, general and administrative expenses increased from 62.0% in fiscal 2004 to 74.4% in fiscal 2005. The increase, both in absolute dollar terms and as a percentage of revenues, is due primarily to increased costs associated with growing Net2Phone’s cable telephony business. Net2Phone expects to incur additional selling, general and administrative expenses as it continues to grow its cable telephony business.

Depreciation and Amortization.  Depreciation and amortization expense decreased 17.2%, from $10.5 million in fiscal 2004 to $8.7 million in fiscal 2005. As a percentage of total Voice over IP revenues, depreciation and amortization expense decreased from 13.5% in fiscal 2004 to 11.8% in fiscal 2005, as certain assets, based on their useful lives, have now been fully depreciated.

Non-cash Compensation.  Non-cash compensation increased from a net expense reduction of $3.2 million in fiscal 2004 to an expense of $4.1 million in fiscal 2005. The primary factor driving this increase is variable accounting for repriced stock options granted by Net2Phone. During fiscal 2004, Net2Phone reduced previously recorded expense by $5.3 million to reflect the mark-to-market impact on repriced options due to a decline in Net2Phone’s stock price as of July 31, 2004. During fiscal 2005, Net2Phone did not record any expense related to these repriced options as Net2Phone’s stock price remained below all repriced exercise prices as of July 31, 2005. In addition, during fiscal 2005 and fiscal 2004, Net2Phone recorded non-cash compensation of $4.0 million and $2.2 million, respectively, related to (i) a stock based incentive compensation program, (ii) vesting of a nominal number of non-qualified stock options for which the exercise price was less than the fair market value of Net2Phone’s common stock, and (iii) funding of Net2Phone’s 401(k) plan company match program.

Restructuring and Impairment Charges.  Restructuring and impairment charges were $2.2 million in fiscal 2004 compared to $18.2 million in fiscal 2005. During the fourth quarter of fiscal 2005, based on the then quoted market price of Net2Phone’s common stock, we recorded an impairment charge of $15.8 million, to write-down the carrying value of goodwill recorded by IDT on its purchases of Net2Phone stock. The remainder of the charges for fiscal 2005 and fiscal 2004 related primarily to contract termination costs and employee separation costs recorded by Net2Phone.

Loss from Operations.  Loss from operations was $22.0 million in fiscal 2004 compared to $53.5 million in fiscal 2005, primarily as a result of significantly higher non-cash compensation expense, selling, general and administrative expenses, and impairment charges in fiscal 2005.

IDT Solutions Segment

Revenues.  Revenues decreased 86.5%, from $71.6 million in fiscal 2004 to $9.6 million in fiscal 2005. In May 2004, we announced the restructuring of our IDT Solutions business segment, which consists of IDT Spectrum and Winstar Holdings, LLC. Such restructuring included a shut down of Winstar Holdings’ CLEC business, by ceasing the provision of retail switched communications services to commercial customers. Such discontinuation of services has now been completed, except that Winstar Holdings currently continues to provide communications services to select governmental customers while it negotiates alternative ways to exit this remaining business. IDT Spectrum owns and is exploiting our fixed wireless spectrum and related assets. IDT Spectrum holds a significant number of licenses for commercial fixed wireless spectrum licenses in the United States and is developing a fixed wireless network platform that will integrate the wireless spectrum with operational management capabilities and a flexible architecture to serve the specialized backhaul and telecommunications connectivity needs of a variety of customers.

Direct Cost of Revenues.  Direct cost of revenues decreased 78.5%, from $69.3 million in fiscal 2004 to $14.9 million in fiscal 2005, as a result of the exit from the CLEC business. As a percentage of IDT Solutions’ revenues, direct costs increased from 96.8% in fiscal 2004 to 154.6% in fiscal 2005, as revenues decreased at a faster rate than did cost of revenues, since in order to avoid disruption of services during the winding down process (which was completed in November 2004), our ability to reduce the fixed costs and footprint of the Winstar network was dependent and had to trail our rate of customer discontinuations. In addition, the costs of operating Winstar’s network post November 2004 in order to provide services to our remaining government customers is higher than the revenues generated by the provision of such services.

Selling, General and Administrative.  Selling, general and administrative expenses decreased 73.7%, from $61.6 million in fiscal 2004 to $16.2 million in fiscal 2005, as a result of the exit from the CLEC business. As a percentage of IDT Solutions revenues, selling, general and administrative expenses increased from 86.0% in fiscal 2004 to 167.7% in fiscal 2005, as revenues decreased at a faster rate than did selling, general and administrative expenses, since in order to avoid disruption of services during the winding down process, our ability to reduce headcount and other costs was dependent and had to trail our rate of customer discontinuations. In addition, the costs of operating the business post November 2004 in order to provide services to our remaining government customers is significantly higher than the revenues generated by the provision of such services. The main component of selling, general and administrative expenses for fiscal 2005 and fiscal 2004 was employee compensation and benefits, accounting for $10.2 million and $38.5 million, or about 63.0% and 62.5%, respectively, of total selling, general and administrative expenses.

Depreciation and Amortization.  Depreciation and amortization expense decreased 77.5%, from $11.6 million in fiscal 2004 to $2.6 million in fiscal 2005, reflecting a significantly lower fixed asset base during fiscal 2005, as a result of impairment charges recorded during the second half of fiscal 2004. As a percentage of IDT Solutions revenues, depreciation and amortization increased from 16.2% in fiscal 2004 to 27.1% in fiscal 2005, as revenues decreased at a faster rate than did depreciation and amortization.

Non-cash Compensation.  Non-cash compensation charges were $0.7 million and $0.2 million in fiscal 2004 and fiscal 2005, respectively, and related to the amortization of deferred compensation from restricted stock grants.

Restructuring and Impairment Charges.   Restructuring and impairment charges were $41.0 million in fiscal 2004, compared to $14.2 million in fiscal 2005.

Restructuring and impairment charges consist of the following (in thousands):

Year ended July 31,	2005	2004
Workforce reductions	559	4,718
Real estate and connectivity reductions	11,686	2,900
Impairment charges	—	33,134
Other	1,939	217
TOTAL	14,184	40,969

In the first quarter of fiscal 2004, we approved a restructuring plan aimed at reducing the operating losses of IDT Solutions. On May 12, 2004, we announced a further restructuring plan for IDT Solutions, including the exit from the CLEC business, by ending the provision of retail switched communications services. As of November 1, 2004, all of IDT Solutions’ commercial customers had found replacement services and were no longer on the Winstar network.

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

As we continue to restructure IDT Solutions, we are required to maintain minimum service level commitments to our governmental customers. Failure to maintain adequate network infrastructure and/or support services could result in additional costs and liabilities to us pursuant to our agreements with these customers.

Workforce Reductions

In connection with the first quarter of fiscal 2004 restructuring plan, IDT Solutions reduced its workforce during that quarter by 163 employees, to approximately 400 employees. As a result, during the year ended July 31, 2004, we recorded severance related charges of $1.1 million, relating to the first quarter of fiscal 2004 restructuring.

In connection with the May 2004 restructuring, IDT Solutions further reduced its workforce to approximately 140 employees as of July 31, 2004 and to approximately 40 employees as of July 31, 2005. For the years ended July 31, 2004 and 2005, we recorded workforce reduction charges of $3.6 million and $0.6 million, respectively, relating to the May 2004 restructuring.

Real Estate Network and Connectivity Reductions

In connection with the first quarter of fiscal 2004 restructuring plan, which aimed to reduce Winstar’s network of provision-ready buildings down from approximately 3,000 buildings to 2,200 buildings, we recorded during fiscal 2004 real estate network reduction charges totaling $1.8 million and connectivity reduction charges totaling $1.1 million.

As part of the May 2004 restructuring plan, we further terminated leases and related connectivity on additional 2,151 buildings on Winstar’s network. During fiscal 2005, we recorded real estate network reduction charges of $2.2 million and connectivity reduction charges of $9.5 million. As of July 31, 2005, approximately 49 buildings remained on Winstar’s network. Going forward, we anticipate to incur some additional restructuring charges relating to the early termination of real estate network leases and related connectivity.

Impairment Charges

We tested the recoverability of IDT Solutions’ long-lived assets, as a result of the May 2004 restructuring plan announcement. In connection with such test, we recorded impairment charges of $21.9 million, $6.2 million, and $5.0 million to write down fixed assets, capitalized labor, and intangibles, respectively, to their estimated net realizable value, during the year ended July 31, 2004. No such charges were recorded during the year ended July 31, 2005.

Loss from Operations.  Loss from operations decreased from $112.5 million in fiscal 2004 to $38.4 million in fiscal 2005. The decrease in loss from operations is due to the winding down of IDT Solutions’ operations.

Corporate

Corporate costs include certain services, such as executive corporate compensation, corporate treasury and accounting services, public and investor relations, corporate insurance, corporate litigation, corporate governance, and other business development and general corporate expenses, as well as depreciation expense on corporate assets. Such corporate costs are shared generally by our operating business segments, and are not allocable to any specific segment. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

General and Administrative.  General and administrative expenses increased from $36.0 million in fiscal 2004 to $51.6 million in fiscal 2005. The increase is primarily the result of higher business development costs and legal and professional fees, as well as an increase in costs relating to planning and implementing Sarbanes-Oxley requirements. As a percentage of our total consolidated revenues, general and administrative expenses increased from 1.6% in fiscal 2004 to 2.1% in fiscal 2005, as a result of general and administrative expenses increasing at a faster rate than revenues.

Depreciation and Amortization.  Depreciation expense increased from $1.9 million in fiscal 2004 to $2.2 million in fiscal 2005.

Non-cash Compensation.  Non-cash compensation was $6.2 million in fiscal 2004, which primarily related to the amortization of deferred compensation from restricted stock grants and to stock options granted to outside consultants for past services.

Non-cash compensation was $12.9 million in fiscal 2005, of which $6.1 million related primarily to the amortization of deferred compensation from restricted stock grants and stock options granted to outside consultants for past services, and $6.8 million related to a modification of options held by our CEO. On July 22, 2005, the Compensation committee of our Board of Directors approved a modification to extend the term of 0.7 million options held by our CEO, for an additional ten years.

Loss from Operations.  Loss from operations increased from $44.2 million in fiscal 2004 to $66.7 million in fiscal 2005, as a result of the higher general and administrative expenses and non-cash compensation discussed above.

YEAR ENDED JULY 31, 2004 COMPARED TO YEAR ENDED JULY 31, 2003

Results of Operations

Effective fiscal 2004, we created a new reportable business segment, IDT Entertainment, to report the results of our animation and entertainment-related businesses. Prior to fiscal 2004, results for the businesses that now constitute IDT Entertainment were consolidated with IDT Capital. To the extent possible, comparative historical results for IDT Entertainment and IDT Capital have been reclassified to conform to the current business segment presentation, although these results may not be indicative of the results that would have been achieved had the revised business segment structure been in effect during those periods.

Consolidated

Revenues.  Revenues increased 20.8%, from $1,834.5 million in fiscal 2003 to $2,216.9 million in fiscal 2004. The increase in is mainly due to an 18.3% increase in IDT Telecom revenues, as well as the inclusion of revenues from companies acquired by IDT Entertainment in fiscal 2004. The growth in IDT Telecom revenues primarily resulted from a 24.2% growth in minutes of use (excluding minutes related to our consumer phone services business, which are not carried over our own network), from 16.460 billion in fiscal 2003 to 20.456 billion in fiscal 2004, which outweighed the effect of a decline in the average revenue per-minute.

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

Selling, General and Administrative.  Selling, general and administrative expenses increased 16.7%, from $421.8 million in fiscal 2003 to $492.1 million in fiscal 2004. This increase is primarily due to the inclusion of selling, general and administrative expenses from companies acquired by IDT Entertainment in fiscal 2004, the increase in costs to support the expanded operations of IDT Entertainment and the higher marketing and advertising costs, customer support costs and bad debt expense resulting from the roll out of America Unlimited, our bundled local and long distance service plan. As a percentage of total revenues, selling, general and administrative expenses decreased from 23.0% in fiscal 2003 to 22.2% in fiscal 2004, as revenues grew at a faster rate than did selling, general and administrative expenses.

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

Settlement of Litigation.  We recognized a $58.0 million gain on settlement by Net2Phone of litigation during fiscal 2003, as further discussed below under the respective section of our Voice over IP segment.

Non-cash Compensation.  Non-cash compensation charges were $32.3 million in fiscal 2003 compared to $9.5 million in fiscal 2004. Refer to the respective segment sections for a full discussion of these charges.

Restructuring and Impairment Charges.  Restructuring and impairment charges were $13.3 million in fiscal 2003 compared to $58.2 million in fiscal 2004. Refer to the respective sections of the IDT Solutions, IDT Telecom and Voice over IP segments for a full discussion on these charges. In addition, during fiscal 2004, impairment charges also included $10.4 million relating to IDT Capital’s write-off of its TyCom undersea fiber assets, that TyCom Ltd. and several related Tyco entities were to deliver to us pursuant to a settlement agreement that resolved a prior dispute, and $3.7 million relating to IDT Capital’s write-off of goodwill and write-down of certain broadcast equipment, both relating to its discontinued syndicated radio network.

Loss from Operations.  Loss from operations was $73.6 million in fiscal 2003 compared to a loss from operations of $121.9 million in fiscal 2004. The year-over-year increase in our loss from operations is primarily due to the absence of the $58.0 million gain on settlement by Net2Phone of litigation, recorded in fiscal 2003, and the significant restructuring and impairment charges recorded at IDT Solutions and IDT Capital during fiscal 2004, partially offset by increased income from operations at IDT Telecom in fiscal 2004.

Interest.  Net interest income was $26.1 million in fiscal 2003, compared to net interest income of $22.3 million in fiscal 2004. The decrease is due primarily to a lower interest bearing cash and marketable securities average portfolio balance in fiscal 2004 compared to fiscal 2003.

Other Income.  Other income was $2.7 million in fiscal 2003, compared to $47.8 million in fiscal 2004. Included in other income for fiscal 2004 was a $9.4 million gain on the sale of subsidiary stock, as a result of Net2Phone’s common stock offering in November 2003, a $21.6 million gain in connection with receipt of proceeds from Telefonica International S.A., resulting from an arbitration award, a $12.2 million non-cash and non-recurring gain recorded by Net2Phone on the buyout and settlement of minority owners of its ADIR subsidiary, a $2.7 million reversal of previously recorded charges related to an obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T, and net realized gains from the sale of marketable securities and investments.

Included in other income for fiscal 2003 were losses of $4.4 million associated with recording our pro-rata share of an affiliate’s losses, through the equity method of accounting, a $0.5 million reversal of previously recorded charges related to an obligation to guarantee to AT&T the value of 1.4 million shares of IDT Class B common stock owned by AT&T, a $22.4 million gain on the sale of subsidiary stock as a result of our sale in April 2003, to Liberty Media, of 5.6% of our subsidiary that operated our entertainment and media businesses, and net realized losses from the sale of marketable securities and investments.

Minority Interests.  Minority interest expense decreased from $43.0 million in fiscal 2003 to $34.3 million in fiscal 2004. Minority interests arise mostly from our 51% equity ownership in Union Telecard Alliance and our average equity ownership of approximately 21.2% and 17.6% of Net2Phone during fiscal 2003 and 2004, respectively. The decrease in minority interest expense in fiscal 2004 is due primarily to a $28.0 million increase in net loss that Net2Phone reported in fiscal 2004, as compared to fiscal 2003, which included Net2Phone’s settlement of litigation, of which the share of such increase in net loss attributable to other shareholders of Net2Phone was reflected by us as a year-over-year decrease to minority interest expense.

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

Income Taxes.  We recorded an income tax benefit of $70.4 million in fiscal 2003, compared to an income tax benefit of $27.2 million in fiscal 2004.

Net Loss.  Our consolidated net loss was $17.5 million in fiscal 2003 compared to a consolidated net loss of $58.9 million in fiscal 2004. The net losses in fiscal 2003 and 2004 were a result of the combined factors for each of the segments discussed below, as well as those items detailed above.

IDT Telecom—Retail Telecommunications Services and Wholesale Telecommunications Services Segments

Revenues.  IDT Telecom revenues increased 18.3%, from $1,638.7 million in fiscal 2003 to $1,937.9 million in fiscal 2004. Revenues increased primarily as a result of a 24.3% growth in minutes of use (excluding minutes related to our consumer phone services business, which are not carried over our own network) from 16.460 billion in fiscal 2003 to 20.456 billion in fiscal 2004. IDT Telecom experienced growth in minutes of use in both its Retail Telecommunications Services and Wholesale Telecommunications Services segments, in both the United States and international operations. Minutes of use grew at a faster rate than did revenues, reflecting a 8.2% decline in average revenue-per-minute, from $0.0888 during fiscal 2003 to $0.0815 during fiscal 2004. The decrease in average revenue-per-minute is due to a number of factors, including continued competition in both retail and wholesale markets, and the introduction of new, aggressively priced calling cards in many of our major markets during fiscal 2004.

Revenues from Retail Telecommunications Services increased $180.2 million, or 14.6%, from $1,233.2 million in fiscal 2003 to $1,413.4 million in fiscal 2004. This growth was the result of a $107.3 million increase in sales of calling cards and a $72.9 million increase in consumer phone services revenues. As a percentage of IDT Telecom’s overall revenues, Retail Telecommunications Services revenues decreased from 75.3% in fiscal 2003 to 72.9% in fiscal 2004, as revenues from our Wholesale Telecommunications Services segment grew at a faster rate than did our retail business revenues. Calling card sales increased 9.9%, from $1,081.2 million in fiscal 2003 to $1,188.6 million in fiscal 2004, as a result of the introduction of several new calling cards in nearly all of our markets during fiscal 2004. The new calling card introductions were part of IDT’s plan to aggressively seek market share in both its traditional Northeast U.S. markets, as well as in several other key areas, such as California, Florida and Texas. In addition, the growth in our calling card revenues resulted from the expansion of our distribution network beyond our traditional Northeastern U.S. territory, as well as the continued growth of European operations, both in our U.K. market as well as in other markets such as France, Italy and Scandinavia and in our Latin American and Asian operations.

Calling card sales as a percentage of Retail Telecommunications Services revenues decreased to 84.1% in fiscal 2004 from 87.6% in fiscal 2003, as revenues from consumer phone services grew at a faster rate did revenues from calling card sales. Revenues from consumer phone services, in which we act as a switchless reseller of another company’s network, increased 48.0%, from $152.0 million in fiscal 2003 to $224.9 million in fiscal 2004. The consumer phone services revenue increase is due to the August 2003 launch of America Unlimited, our residential bundled phone service including unlimited local, regional and long distance calling within the United States, for a fixed monthly fee. At July 31, 2004 we had approximately 280,000 consumer phone services customers subscribing to America Unlimited. Beginning in early fiscal 2004, we significantly increased marketing and advertising spent for our consumer phone services business, in an attempt to accelerate the growth of our customer base. In November 2003, we began marketing consumer phone services in the United Kingdom, under the “Toucan” brand name, incurring significant marketing expenses related to new customer acquisitions. As of July 31, 2004, we had approximately 40,000 active consumer phone services customers in the United Kingdom.

Through several of our subsidiaries operating under the Corbina Telecom trade name, we are a licensed full service telecommunications operator in Russia. Through Corbina Telecom, we offer a broad range of services throughout the 24 largest industrial areas in Russia. Such services include fixed line telephony for domestic and long-distance voice, VoIP, lease line services, wholesale carrier services, Internet access (dial-up and broadband) and VPN. Corbina owns its own telecommunications network with over 1000 kilometers of fiber optic lines in Moscow alone. Corbina also resells the services of the second largest cellular operator in Russia under its own brand. Revenues generated by Corbina in fiscal 2004 were $45.0 million, an increase of 80.0% from $25.0 million in fiscal 2003. Corbina represented 2.3% and 1.5% of IDT Telecom’s total revenues in fiscal 2004 and 2003, respectively.

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

Direct cost of revenues for Retail Telecommunications Services increased $118.0 million, or 13.0%, from $906.6 million in fiscal 2003 to $1,024.6 million in fiscal 2004. This increase reflects a $73.4 million increase in direct costs for our calling cards and a $44.6 million increase in direct costs for our consumer phone services business. As a percentage of Retail Telecommunications Services revenues, direct costs decreased from 73.5% in fiscal 2003 to 72.5% in fiscal 2004, due primarily to the shift in product mix of Retail Telecommunications Services towards higher margin consumer phone services revenues.

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

Selling, General and Administrative.  Selling, general and administrative expenses increased 20.7%, from $243.5 million in fiscal 2003 to $293.9 million in fiscal 2004. The increase is due to several factors, including increased sales and marketing efforts and increased bad debt expense for our Retail Telecommunications Services segment, as well as increased salaries and facilities costs related to the expansion of our infrastructure and bases of operation to facilitate our current and anticipated future sales growth. In particular, we incurred significantly higher customer acquisition costs in the form of increased marketing and advertising costs as a result of our continued roll-out of the America Unlimited bundled product. We also incurred significant marketing costs related to the introduction of our Toucan consumer phone product in the United Kingdom. As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses increased from 14.9% in fiscal 2003 to 15.2% in fiscal 2004, as selling, general and administrative expenses increased at a faster rate than did our revenues.

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

Non-cash Compensation.  Non-cash compensation was $4.4 million in fiscal 2004, which primarily related to the amortization of deferred compensation from restricted stock grants and to charges for stock options granted to outside consultants for past services. Non-cash compensation was $2.8 million in fiscal 2003, which primarily related to the modification of stock option agreements of certain employees that were terminated.

Restructuring and Impairment Charges.  Impairment charges of $0.9 million were recorded by IDT Telecom during fiscal 2004, resulting from the write-off of goodwill relating to an unprofitable call center, which we ceased funding. Impairment charges of $1.5 million were recorded by IDT Telecom during fiscal 2003, resulting primarily from the write-off of a discontinued Indefeasible Right of Use.

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

IDT Entertainment Segment

On May 22, 2003, we consummated the acquisition of a 54.9% interest in Film Roman, Inc., which produces and licenses a broad range of programming for the television network, cable television, first-run domestic syndication and international markets. During fiscal 2004, in separate privately negotiated transactions, we increased our ownership interest in Film Roman to 92.8%.

On December 1, 2003, we consummated the acquisition of a controlling interest in Mainframe Entertainment, a creator of computer generated image animation for TV and direct-to-video/DVD products. On December 11, 2003, we consummated the acquisition of Anchor Bay Entertainment, an independent video label that licenses films and other programming for home entertainment distribution. On March 29, 2004, we consummated the acquisition of DKP Effects, a producer of three-dimensional animation and special effects. On June 9, 2004, we consummated the acquisition of Manga Entertainment, a film company specializing in the production, distribution and worldwide marketing of Japanese animation, or anime, for home video/DVD releases, theatrical, and television broadcast. Film Roman, Mainframe, Anchor Bay, DKP Effects, and Manga Entertainment are included in our results of operations from their respective dates of acquisition.

Revenues.  Revenues increased from $5.0 million in fiscal 2003 to $106.7 million in fiscal 2004. The increase is primarily due to the consolidation of Film Roman for a full fiscal year during fiscal 2004, which represented $33.5 million of the increase, and due to the inclusion of revenues from Mainframe, which represented $7.2 million of the increase, Anchor Bay, which represented $56.2 million of the increase, DKP Effects, which represented $1.8 million of the increase, and Manga Entertainment, which represented $1.9 million of the increase.

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

Selling, General and Administrative.  Selling, general and administrative expenses increased from $3.5 million in fiscal 2003 to $25.4 million in fiscal 2004. The increase is primarily due to the consolidation of Film Roman for a full fiscal year during fiscal 2004, and due to the inclusion in fiscal 2004 of selling, general and administrative expenses from Mainframe, Anchor Bay, DKP Effects and Manga Entertainment. Selling, general and administrative expenses consist primarily of compensation costs, as well as advertising and promotion costs of our home video distribution businesses. As a percentage of IDT Entertainment’s revenues, selling, general and administrative expenses were 23.8% in fiscal 2004.

Depreciation and Amortization.  Depreciation and amortization expense was $0.1 million in fiscal 2003, compared to $5.1 million in fiscal 2004. The increase is primarily due to the inclusion of depreciation and amortization of Anchor Bay. As a percentage of IDT Entertainment’s revenues, depreciation and amortization expense was 4.8% in fiscal 2004.

Non-cash Compensation.  Non-cash compensation was $1.0 million in fiscal 2004, and related to the amortization of deferred compensation from restricted stock grants. No such charges were recorded during fiscal 2003.

Loss from Operations.  Loss from operations in fiscal 2003 was $2.4 million compared to loss from operations of $0.6 million in fiscal 2004. The improved operating performance was mostly due to the inclusion of Anchor Bay.

Voice over IP Segment

Revenues.  Revenues are earned from per-minute charges to Net2Phone’s customers, primarily on a prepaid basis, and the sale of VoIP equipment and services to consumers, resellers, other carriers and cable operators. Revenues decreased 3.5%, from $80.8 million in fiscal 2003 to $78.0 million in fiscal 2004. In fiscal 2003, Net2Phone significantly reduced their workforce and scaled back certain low-margin services, including wholesale termination of telecommunications traffic. The net decrease in revenues was primarily driven by these actions as well as by a significant reduction in Net2Phone’s sales of disposable calling cards, a line of business that Net2Phone discontinued in the second quarter of fiscal 2004. Net2Phone has been focusing their business activities on more strategic, higher-margin services, such as cable and other broadband telephony services. Net2Phone expects cable and other broadband telephony services to represent a growing percentage of their total revenues over the next few years.

Direct Cost of Revenues.  Direct cost of revenues consist primarily of network costs associated with carrying customers’ traffic on Net2Phone’s network and leased networks, and routing their calls through a local telephone company to reach their final destination. It also includes the cost of purchasing, storing and shipping VoIP devices. Direct cost of revenues increased 0.5%, from $41.8 million in fiscal 2003 to $42.0 million in fiscal 2004. As a percentage of total Voice over IP revenues, total direct costs increased from 51.7% in fiscal 2003 to 53.8% in fiscal 2004.

Selling, General and Administrative.  Selling, general and administrative expenses decreased 9.9%, from $53.6 million in fiscal 2003 to $48.3 million in fiscal 2004. As a percentage of total Voice over IP revenues, selling, general and administrative expenses decreased from 66.3% in fiscal 2003 to 61.9% in fiscal 2004. The decrease is due primarily to cost management initiatives and the elimination of certain expenses as a result of Net2Phone’s restructuring initiatives. Going forward, Net2Phone expects to incur significant selling, general and administrative expense related to the future growth of its cable telephony business.

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

Non-cash Compensation.  Net2Phone recorded non-cash compensation of $15.3 million in fiscal 2003, and recorded a reversal to non-cash compensation of $3.2 million in fiscal 2004. Based on changes in Net2Phone’s stock price, Net2Phone recorded a charge of $4.9 million relating to repriced options in fiscal 2003 and a reversal of $5.3 million of previously recognized non-cash compensation expense relating to stock options in fiscal 2004. In addition, included in non-cash compensation for fiscal 2003 is a $6.7 million charge relating to the discount amortization of ADIR shares sold to Net2Phone and to ADIR employees in fiscal 2001.

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

IDT Solutions Segment

Revenues.  Revenues decreased 18.3%, from $87.6 million in fiscal 2003 to $71.6 million in fiscal 2004. In May 2004, we announced the restructuring of Winstar Holdings. Such restructuring entailed a substantial de-emphasis of Winstar Holdings’ CLEC business, by ceasing the provision of retail switched communications services to commercial customers. Such discontinuation of services has now been completed, except that Winstar Holdings currently continues to provide communications services to select governmental customers while it negotiates alternative ways to exit this remaining business.

Direct Cost of Revenues.  Direct cost of revenues decreased 26.0%, from $93.6 million in fiscal 2003 to $69.3 million in fiscal 2004. As a percentage of IDT Solutions’ revenues, direct costs decreased from 106.8% in fiscal 2003 to 96.8% in fiscal 2004, as a result of the downsizing of the Winstar network and of restructuring activities.

Selling, General and Administrative.  Selling, general and administrative expenses decreased 4.8%, from $64.7 million in fiscal 2003 to $61.6 million in fiscal 2004, as a result of the downsizing of the Winstar network and of restructuring activities. As a percentage of IDT Solutions revenues, selling, general and administrative expenses increased from 73.9% in fiscal 2003 to 86.0% in fiscal 2004, as revenues decreased at a faster rate than did selling, general and administrative expenses. The main component of selling, general and administrative expenses for fiscal 2004 and fiscal 2003 was employee compensation and benefits, accounting for $38.5 million and $46.2 million, or about 62.5% and 71.4%, respectively, of total selling, general and administrative expenses.

Depreciation and Amortization.  Depreciation and amortization expense decreased 14.1%, from $13.5 million in fiscal 2003 to $11.6 million in fiscal 2004, mostly as a result of impairments of fixed assets during fiscal 2004. As a percentage of IDT Solutions revenues, depreciation and amortization increased from 15.4% in fiscal 2003 to 16.2% in fiscal 2004, as revenues decreased at a faster rate than did depreciation and amortization.

Non-cash Compensation.  Non-cash compensation charges were $0.7 million in fiscal 2004, and related to the amortization of deferred compensation from restricted stock grants. No such charges were recorded during fiscal 2003.

Restructuring and Impairment Charges.  Restructuring and impairment charges were $4.5 million in fiscal 2003, compared to $41.0 million in fiscal 2004.

Restructuring and impairment charges consist of the following (in thousands):

Year ended July 31,	2004	2003
Workforce reductions	$4,718	$—
Real estate and connectivity reductions	2,900	—
Impairment charges	33,134	4,500
Other	217	—
TOTAL	$40,969	$4,500

In the first quarter of fiscal 2004, we approved a restructuring plan aimed at reducing the operating losses of IDT Solutions. On May 12, 2004, we announced a further restructuring plan for IDT Solutions, including the exit from the CLEC business, by ending the provision of retail switched communications services. As of November 1, 2004, all of IDT Solutions’ commercial customers had found replacement services and were no longer on the Winstar network.

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

As we continue to restructure IDT Solutions, we are required to maintain minimum service level commitments to our governmental customers. Failure to maintain adequate network infrastructure and/or support services could result in additional costs and liabilities to us pursuant to our agreements with these customers.

Workforce Reductions

In connection with the first quarter of fiscal 2004 restructuring plan, IDT Solutions reduced its workforce during that quarter by 163 employees, to approximately 400 employees. As a result, during the year ended July 31, 2004, we recorded severance related charges of $1.1 million, relating to the first quarter of fiscal 2004 restructuring.

In connection with the May 2004 restructuring, IDT Solutions has further reduced its workforce to approximately 140 employees as of July 31, 2004. For the year ended July 31, 2004, we recorded workforce reduction charges of $3.6 million, relating to the May 2004 restructuring.

Real Estate Network and Connectivity Reductions

In connection with the first quarter of fiscal 2004 restructuring plan, which aimed to reduce Winstar’s network of provision-ready buildings down from approximately 3,000 buildings to 2,200 buildings, we recorded during fiscal 2004 real estate network reduction charges totaling $1.8 million and connectivity reduction charges totaling $1.1 million.

As part of the May 2004 restructuring plan, we further terminated leases and related connectivity on additional 2,110 buildings on Winstar’s network. As of July 31, 2004, approximately 1,200 buildings remained on Winstar’s network.

Impairment Charges

We tested the recoverability of IDT Solutions’ long-lived assets, as a result of the May 2004 restructuring plan announcement. In connection with such test, we recorded impairment charges of $21.9 million, $6.2 million, and $5.0 million to write down fixed assets, capitalized labor, and intangibles, respectively, to their estimated net realizable value, during the year ended July 31, 2004.

During the year ended July 31, 2003, IDT solutions recorded a $4.5 million impairment charge to write-down the carrying value of certain equipment.

Loss from Operations.  Loss from operations in fiscal 2003 was $88.8 million, compared to $112.5 million in fiscal 2004. The increase in loss from operations is due primarily to the restructuring and impairment charges recorded in fiscal 2004, as a result of our exit from the CLEC business.

Corporate

General and Administrative.  General and administrative expenses increased from $32.9 million in fiscal 2003 to $36.0 million in fiscal 2004. The increase is due largely to increased costs of litigation against Telefonica S.A., Terra Networks, S.A., and Terra Networks, U.S.A., Inc. (Refer to “Part I. Item 3. Legal Proceedings”). As a percentage of our total consolidated revenues, general and administrative expenses decreased from 1.8% in fiscal 2003 to 1.6% in fiscal 2004, as revenues grew at a faster rate than did general and administrative expenses.

Depreciation and Amortization.  Depreciation expense increased from $1.7 million in fiscal 2003 to $1.9 million in fiscal 2004.

Non-cash Compensation.  Non-cash compensation was $14.2 million in fiscal 2003, compared to $6.2 million in fiscal 2004. For fiscal 2004, non-cash compensation was primarily related to the amortization of deferred compensation from restricted stock grants and to stock options granted to outside consultants for past services.

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

Loss from Operations.  Loss from operations decreased from $48.8 million in fiscal 2003 to $44.2 million in fiscal 2004, as a result of the lower non-cash compensation charges, partially offset by the higher general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have satisfied our cash requirements through a combination of cash flow from operating activities, proceeds from the sales of marketable securities and investments, sales of equity securities including the exercise of stock options and sales under our employee stock purchase plan, and borrowings from third parties. Our cash requirements have also been satisfied through our existing cash, cash equivalents, marketable securities and investments balances.

As of July 31, 2005, we had cash and cash equivalents, marketable securities, and restricted cash and marketable securities of approximately $952.4 million, which includes $98.0 million held by Net2Phone, and working capital of approximately $713.1 million. We used $3.8 million of cash in operating activities during fiscal 2005 compared to $76.8 million of cash that was generated from operating activities during fiscal 2004. Cash from operating activities included a $44.0 million settlement received in fiscal 2005 and a $21.6 million arbitration award received in fiscal 2004. In fiscal 2005, investments in proprietary film productions, film licenses and DVD and videocassette mastering were approximately $47.5 million, $25.7 million and $9.2 million, respectively. Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, especially trade accounts receivable and trade accounts payable.

We generated $2.5 million in cash for investing activities during fiscal 2005 compared to $98.5 million in cash used in investing activities during fiscal 2004. During fiscal 2005, we received $127.1 million in cash from the net sales and maturities of marketable securities, while receiving $66.9 million of cash from the net sales and maturities of marketable securities during fiscal 2004. Our capital expenditures were $112.3 million in fiscal 2005, compared to $89.3 million in fiscal 2004, as we have continued to expand our international and domestic telecommunications network infrastructure and as Net2Phone has continued to build its infrastructure and deploy equipment related to existing and potential contract obligations with cable and broadband operators. In June 2004, we paid $6.1 million in cash to purchase Manga Entertainment and in March 2004, we paid $1.5 million in cash to purchase DKP Effects. In December 2003, we paid approximately $57.5 million, net of cash acquired, to purchase Anchor Bay and $7.6 million in cash to purchase Mainframe.

We have made significant expenditures designed to expand our global telecommunications network. We now operate a total of six international gateway switches, four in the United States and two in the United Kingdom, and one domestic switch in the United States. In addition, we have extensive softswitching capacity in the United States, United Kingdom, Argentina, Peru and Hong Kong. Currently, we anticipate making further expenditures to upgrade and expand our network infrastructure in the United States, Europe, South America and Asia. In addition, we also plan to expand the infrastructure necessary to support the expanded operations of our Entertainment, Capital, and Net2Phone divisions, as well as our Corporate infrastructure and customer base. We currently anticipate that total capital expenditures for fiscal 2006 will be in the $90 million to $100 million range, and that investments in proprietary film productions, film licenses and DVD and videocassette mastering for fiscal 2006 will be in the $90 million to $100 million range. These estimates are contingent upon several factors, including, but not limited to, the specific timing of our site build-outs, market prices for telecommunications equipment and film licenses, the availability of such equipment in the distressed asset market, the availability of film licenses that meet our return on investment criteria, the specific timing of our network expansion projects and our proprietary film productions, the rate of new DVD title introductions, and Net2Phone’s build-out of its infrastructure and deployment of equipment related to existing and potential contract obligations with cable and broadband operators. We have generally adopted a strategy of investing in network expansion only as the need arises, as dictated by our telecommunications traffic volumes. Therefore, the timing of our network expansion, and the coincident purchases of property, plant and equipment, is highly dependent upon the timing and magnitude of the growth in our telecommunications minutes of use and our IDT Spectrum initiatives. We expect to fund our capital expenditures with our operating cash flows and with our cash, cash equivalents and marketable securities balances. From time to time, we will also finance a portion of our capital expenditures through capital leases. We also expect to fund all or part of our investments in proprietary film productions, film licenses, and DVD and videocassette mastering with bank facilities entered into by IDT Entertainment or its subsidiaries that are developing or licensing the property. We do not anticipate that the lenders under such facilities will have recourse against IDT Corporation.

We generated $30.9 million in cash from financing activities during fiscal 2005 compared to $61.9 million in cash that was generated from financing activities during fiscal 2004. We received approximately $4.0 million in proceeds from the exercise of IDT and Net2Phone stock options during fiscal 2005 compared to $59.3 million received during fiscal 2004. This decrease was due primarily to an increase during the second quarter of fiscal 2004 in our stock price, which resulted in a sharp increase in the number of stock options exercised. As further described below, during fiscal 2004 we received net proceeds of $53.0 million (net of $5.6 million paid by IDT) as a result of Net2Phone’s common stock offering in November 2003. During fiscal 2005, we received $39.2 million in proceeds from sale lease back transactions on capital leases, as well as $45.7 million in proceeds from borrowings, consisting primarily of $32.9 million in draw downs under the Anchor Bay credit facility. We also repaid capital lease obligations of $20.0 million and $31.4 million during fiscal 2005 and fiscal 2004, respectively. The future minimum payments of principal and interest on our capital lease obligations are $36.0 million, $21.3 million, $16.8 million, $6.9 million, and nil for fiscal 2006, fiscal 2007, fiscal 2008, fiscal 2009 and fiscal 2010, respectively. In addition, we distributed to the minority equity holders of our Union Telecard Alliance subsidiary and its consolidated partners $27.9 million and $27.3 million in cash during fiscal 2005 and fiscal 2004, respectively.

Under our existing stock repurchase program, our Board of Directors has authorized the repurchase of up to 15 million shares of our Class B common stock and up to 5 million shares of our common stock. In fiscal 2005, we repurchased an aggregate of 1.2 million shares of our common stock and Class B common stock for an aggregate purchase price of $15.6 million.

During fiscal 2005, through a series of transactions, we exchanged an aggregate of 0.5 million shares of newly issued IDT Class B common stock with a fair market value of $8.0 million for an equal number of shares of IDT common stock, with an equal fair market value, which were held by individual investors and participants in our 401(k) plan. In addition, during fiscal 2005, we acquired an aggregate of 0.2 million shares of our Class B Common Stock from employees for $2.7 million.

The long distance telecommunications industry has been characterized by significant declines in both per-minute revenues and per-minute costs. During fiscal 2005, IDT Telecom’s average revenue-per-minute was $0.0747, down 8.3% from $0.0815 for fiscal 2004. IDT Telecom’s average termination cost per-minute dropped approximately 9.3%, to $0.0634 in fiscal 2005, from $0.0699 in fiscal 2004. In the past, and over time, we believe that these factors tend to offset each other, with prices and costs moving in the same general direction. However, over a shorter term, such as one quarter or one year, the drop in pricing could outpace the drop in costs, or vice versa. In addition, due to continued pricing pressure in most of the retail and wholesale markets in which we compete, we might be compelled to pass along most or all of our per-minute cost savings to our customers in the form of lower rates. We might also be unable, in the event that some of our per-minute costs rise, to immediately pass along the additional costs to our customers in the form of higher rates. Consequently, over any given period, gross margins could expand or narrow, based solely on the timing of changes in revenue-per-minute and cost-per-minute. In addition, we rely heavily on third-party providers for termination of our minutes. As our minutes-of-use have steadily grown, we have invested to expand our network to carry more of our own traffic. However, in the short term, the incremental demand for usage might outpace the rate use. Therefore, we could become increasingly dependent upon third-party providers for our minutes termination. In the past, we have attempted to leverage our buying power to negotiate more favorable rates with these suppliers. However, we cannot guarantee that we will be successful in procuring more favorable rates for minutes termination. As such, there can be no assurance that we will be able to maintain our gross margins at the current level, in the face of lower per-minute revenues.

In July 2005, we signed a long-term wholesale services agreement with Verizon Communications Inc. for local phone service, effective August 1, 2005, for Verizon to provide us with dial tone services or access to its local networks for a period of up to five years. The new agreement essentially preserves the features, functionality and ordering processes previously available to us under Verizon’s Platform of Unbundled Elements (UNE-P) service offerings.

We continued to fund our IDT Capital segment throughout fiscal 2005. We anticipate that IDT Capital will continue to rely on us to fund their cash needs, including operating expenses, capital expenditures, and potential investments and acquisitions.

On August 29, 2005, IDT Spectrum filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed initial public offering of its Class B common stock. The registration statement has not yet become effective.

CHANGES IN TRADE ACCOUNTS RECEIVABLE, ALLOWANCE FOR DOUBTFUL ACCOUNTS AND DEFERRED REVENUE

Gross trade accounts receivable increased from $223.7 million at July 31, 2004 to $259.6 million at July 31, 2005, mostly due to timing of operating cash receipts and the growth of our home video distribution and retail energy businesses. The allowance for doubtful accounts as a percentage of gross trade accounts receivable decreased from 25.6% at July 31, 2004, to 25.0% at July 31, 2005, due primarily to the write-off, against the allowance for doubtful accounts, or certain uncollectible trade accounts receivable from our consumer phone services business as well as improved collections on our consumer phone services business. The bad debt rate associated with consumer phone services receivables has traditionally been significantly higher than the bad debt experienced by our other businesses.

Deferred revenue as a percentage of total revenues vary from period to period, depending on the mix and the timing of revenues. Deferred revenue arises primarily from the sales by IDT Telecom of our calling cards and consumer phone services both in the United States as well as in Europe. Deferred revenue also arises at IDT Entertainment, primarily from fee-for-hire production services, and can vary significantly from quarter to quarter and year to year, depending on the timing of production cash receipts. Deferred revenue increased to

$144.2 million at July 31, 2005 compared to $140.3 million at July 31, 2004, primarily as a result of the growth in our calling card operations and the timing of productions in development at IDT Entertainment’s Film Roman and Mainframe units.

Other Sources and Uses of Resources

We intend to, where appropriate, make strategic acquisitions to expand our telecommunications businesses. These acquisitions could include, but are not limited to, acquisitions of telecommunications equipment, telecommunications network capacity, customer bases or other assets. From time to time, we evaluate potential acquisitions of companies, technologies, products and customer accounts that complement our core telecom businesses. We also intend to make strategic investments and acquisitions to complement and/or expand our IDT Entertainment and IDT Capital segments. In considering investments and acquisitions, we will search for opportunities to profitably grow our existing businesses, to add qualitatively to the range of businesses in the IDT portfolio, to achieve operational synergies and to supplement our existing network expansion plans through the timely purchase from third parties of necessary equipment. At this time, we cannot guarantee that we will be presented with acquisition opportunities that meet our return on investment criteria, or that our efforts to acquire such companies that meet our criteria will be successful.

We believe that, based upon our present business plan, and due to the large balance of cash, cash equivalents and marketable securities we held as of July 31, 2005, as well as available borrowings under the Anchor Bay Facility, our existing cash resources will be sufficient to meet our currently anticipated working capital and capital expenditure requirements, as well as our investment in proprietary film productions, film licenses and DVD and videocassette mastering requirements, and to fund any potential operating cash flow deficits within any of our segments for at least the next twelve months. If our growth exceeds current expectations or if we acquire the business or assets of another company, we might need to raise additional capital from equity or debt sources. There can be no assurance that we will be able to raise such capital on favorable terms or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our anticipated expansion, which could have a material adverse effect on our business, financial condition and/or results of operations.

The following tables quantify our future contractual obligations and commercial commitments, as of July 31, 2005 (in millions):

CONTRACTUAL OBLIGATIONS

Payments Due by Period

	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Capital lease obligations	$81.0	$36.0	$38.1	$6.9	$—
Operating leases	326.4	46.3	63.7	38.9	177.5
Other long-term obligations(1)(2)	24.6	24.6	—	—	—
Purchase obligations	12.9	12.9	—	—	—
TOTAL CONTRACTUAL OBLIGATIONS	$444.9	$119.8	$101.8	$45.8	$177.5

(1) Includes Net2Phone’s $18.1 million long-term debt obligation to Deutsche Bank as of July 31, 2005, which matures in May 2006. This obligation is secured by standby letters of credit from a U.S. commercial bank, which are, in turn, collateralized by $19.9 million of restricted marketable securities held by the bank.

(2) In February 2005, we entered into a four year agreement to grant a telecommunications service provider the right to service certain of our domestic and international traffic, in which we agreed to purchase $75 million of services over the term of the agreement. The remaining obligation of $75 million as of July 31, 2005 is not included in the above table due to the uncertainty of the timing of payments over the four year agreement term. Also, in fiscal 2005, we entered into an agreement with a telecommunications service provider in which we committed to purchase at least $49 million of telecommunications services through October 2006.

OTHER COMMERCIAL COMMITMENTS

Payments Due by Period

	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Standby letters of credit	$32.0	$7.7	$21.0	$3.3	$—
Surety bonds	2.5	2.3	0.2
TOTAL COMMERCIAL COMMITMENTS	$34.5	$10.0	$21.2	$3.3	$—

FOREIGN CURRENCY RISK

Revenues from our international operations represented 29%, 23%, and 19% of our consolidated revenues for the years ended July 31, 2005, 2004 and 2003, respectively. A significant portion of these revenues are in denominations other than the U.S. Dollar. Foreign currency exchange risk that we are subject to is mostly mitigated by our ability to offset the majority of these non dollar-denominated revenues with operating expenses that are paid in the same currencies. As such, the net amount of our exposure to foreign currency exchange rate changes is not material.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any “off-balance sheet arrangements”, as defined in relevant SEC regulations, that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 7a. Quantitative and Qualitative Disclosures about Market Risks.

The Securities and Exchange Commission’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are exposed to market risks from changes in commodity prices. We may hedge market price fluctuations associated with physical purchases and sales of electricity and natural gas by using derivative instruments including futures, forwards, basis swaps, transmission congestion contracts and financial transmission rights contracts. We are exposed to changes in interest rates primarily from our investments in cash equivalents and marketable debt securities. On occasion, we use interest rate derivative instruments to manage our exposure to interest rate changes, such as total return swap agreements. We do not consider our market risk exposure relating to foreign currency exchange to be material, as we generally have sufficient cash outflows based in these currencies to largely offset the cash inflows based in these currencies, thereby creating a natural hedge. In order to mitigate the risk associated with the small amounts of remaining net foreign exchange exposure, which we experience from time to time, we have, on occasion, entered into foreign exchange hedges. In addition to but separate from our primary business, we hold a small portion of our total asset portfolio in hedge funds for speculative and strategic purposes. As of July 31, 2005, the carrying value of our investments in such hedge funds was approximately $30.2 million. Investments in hedge funds carry a significant degree of risk, which will depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that hedge fund managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our interests in these funds may go down as well as up and we may not receive, upon redemption, the amounts originally invested.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data of the Company and the report of the independent registered public accounting firm thereon set forth on pages F-1 through F-41 herein are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9a. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report, that ensure that information relating to us which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. Based on this evaluation, as a result of the material weakness discussed below, they have concluded as of July 31, 2005, our disclosure controls and procedures were ineffective and were not designed to ensure that material information relating to IDT would be made known to them by others within IDT, as a result of our controls and procedures.

During the audit of our financial statements as of July 31, 2005 and for the year then ended, errors were discovered in our accrual for income taxes related to the first quarter of fiscal 2004. Accordingly, we restated our financial statements for the first quarter and fiscal year 2004 to decrease our deferred tax liability by $36.8 million, with a corresponding increase in benefit from income taxes. As a result, reported net loss for the year ended July 31, 2004 decreased from $95.7 million to $58.9 million, and reported net loss per share decreased from ($1.09) per share to ($0.67) per share. The overstatement was the result of a deficiency in our internal controls and procedures related to the calculation of our tax provision and deferred income tax balances in accordance with generally accepted accounting principles. Accordingly, management has concluded that this deficiency in internal control over financial reporting which resulted in a restatement is a material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected. Management has discussed this material weakness with the Audit Committee of our Board of Directors. Currently, we are not aware of any material weaknesses in our internal control over financial reporting, other than as described above.

Changes in Internal Controls

There were no changes to our internal control over financial reporting during our last fiscal quarter ended July 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

To remediate the material weakness related to income taxes as described above, we will implement more stringent levels of review of the tax provision and related tax liabilities, and have already added additional staff to our tax department. In addition, we plan to perform additional tax account reconciliations to enhance our analysis of our tax provision. We also plan to expand the scope of work of the outside tax consulting firm that we used during fiscal 2005 to review our quarterly and annual income tax provisions and related tax liabilities. We believe that these measures should be adequate to address the material weakness that existed at July 31, 2005, in the determination of our income tax provision and related tax liabilities. We will continue to evaluate and monitor our efforts to remediate the material weakness and will take all appropriate action when and as necessary to ensure we have effective internal controls over financial reporting.

Management’s report on internal control over financial reporting and the attestation report of our independent registered public accounting firm is included in this Annual Report on Form 10-K on pages 85 and 86 and is incorporated herein by reference.

Item 9B. Other Information.

None.

Part III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2005, and which is incorporated by reference herein.

We make available free of charge through the investor relations page of our Web site (www.idt.net/ir) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and all beneficial ownership reports on Forms 3, 4 and 5 filed by directors, officers and beneficial owners of more than 10% of our equity, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. We have adopted codes of business conduct and ethics for all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. Copies of the codes of business conduct and ethics are available on our Web site.

Our Web site and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K or our other filings with the SEC.

Item 11. Executive Compensation.

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2005, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2005, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions.

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2005, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2005, and which is incorporated by reference herein.

Part IV

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

(a) The following documents are filed as part of this Report:

1.	Report of Management on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm on Financial Statements
Consolidated Financial Statements covered by Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedule.

Schedule No.	Description
I.	Valuation and Qualifying Accounts

3.	Exhibits.

Exhibit Number	Description of Exhibits
3.01*	Restated Certificate of Incorporation of the Registrant.

3.02*	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.

3.03(14)	Amended and Restated By-laws of the Registrant.

10.01(1)	Form of Registration Rights Agreement between certain stockholders and the Registrant.

10.02(2)	Form of Registration Rights Agreement between Howard S. Jonas and the Registrant.

10.03(3)	Employment Agreement between the Registrant and James Courter.

10.04(10)	Amendment to the Employment Agreement between the Registrant and James A. Courter.

10.05(10)	Amendment No. 2 to the Employment Agreement between the Registrant and James A. Courter.

10.06(20)	Amendment No. 3 to Employment Agreement, dated May 12, 2005, between IDT Corporation and James A. Courter.

10.07(3)	Loan Agreement, dated May 17, 1999, between the Registrant and Stephen Brown.

10.08(4)	Internet/Telecommunications Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

10.09(4)	Joint Marketing Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

10.10(4)	IDT Services Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

10.11(4)	Net2Phone Services Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

10.12(4)	Assignment Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

10.13(4)	Tax Sharing and Indemnification Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

10.14(4)	Separation Agreement, dated as of May 7, 1999, by and between Registrant and Net2Phone, Inc.

Exhibit Number	Description of Exhibits
10.15(4)	Co-location and Facilities Management Services Agreement, dated as of May 20, 1999, by and between Registrant and Net2Phone, Inc.

10.16(5)	Lease of 520 Broad Street, Newark, New Jersey.

10.17(5)	Amendment to Lease of 520 Broad Street, Newark, New Jersey.

10.18(6)	Letter Agreement, dated as of March 28, 2000, between IDT Corporation, AT&T Corp. and Net2Phone, Inc.

10.19(6)	Letter Agreement, dated as of March 30, 2000, between IDT Corporation, AT&T Corp. and Net2Phone, Inc.

10.20(7)	Subscription Agreement, dated as of March 24, 2000, between IDT Corporation and Liberty Media Corporation.

10.21(7)	Amendment to Subscription Agreement, dated as of May 26, 2000, between IDT Corporation and Liberty Media Corporation.

10.22(8)	Conversion, Termination and Release Agreement, dated as of April 30, 2000, between IDT Corporation, Terra Networks, S.A., Terra Networks USA, Inc., Terra Networks Access Services USA LLC and Terra Networks Interactive Services USA LLC.

10.23(9)	Stock Exchange Agreement, dated as of April 18, 2001, by and among IDT Investments Inc., IDT Corporation, IDT America, Corp., 225 Old NB Road, Inc., 226 Old NB Road, Inc., 60 Park Place Holding Company, Inc., Liberty Media Corporation, Microwave Holdings, L.L.C. and Liberty TP Management, Inc.

10.24(9)	Stockholders Agreement, dated as of November 26, 1997, by and among Teligent, Inc., Microwave Services, Inc., Telcom-DTS Investors, L.L.C. and NTTA&T Investment Inc. (Incorporated by reference to Exhibit 2 to Schedule 13D, filed by The Associated Group, Inc. and Microwave Services, Inc. on December 8, 1997 with respect to securities of Teligent, Inc.).

10.25(9)	Registration Rights Agreement, dated as of March 6, 1998, by and between Teligent, Inc. and Microwave Services, Inc. (Incorporated by reference to Exhibit 6 to Amendment No. 1 to Schedule 13D, filed by The Associated Group, Inc. and Microwave Services, Inc. on March 9, 1998 with respect to securities of Teligent, Inc.).

10.26(9)	Stockholders Agreement, dated as of January 13, 2000, by and among Alex J. Mandl, Liberty Media Corporation, Telcom-DTS Investors, L.L.C. and Microwave Services, Inc. (Incorporated by reference to Exhibit 7(i) to Schedule 13D/A, filed by Liberty AGI, Inc. on January 14, 2000 with respect to securities of Teligent, Inc.).

10.27(11)	Employment Agreement between the Registrant and Howard S. Jonas.

10.28(19)	Amendment No. 1 to Employment Agreement, dated May 12, 2005, between IDT Corporation and Howard S. Jonas.

10.29(12)	Limited Liability Company Agreement, dated as of October 19, 2001, of Net2Phone Holdings, by IDT D-U.

10.30(13)	Amendment No. 1 to Securities Purchase Agreement, dated April 24, 2002, by and among the Registrant, UTCG Holdings LLC and Union Telecard Alliance, LLC.

10.31(13)	Amended and Restated Operating Agreement of Union Telecard Alliance, LLC, dated April 24, 2002, by and among UTCG Holdings LLC, IDT Domestic-Union, LLC, the Registrant and Union Telecard Alliance, LLC.

10.32(13)	Amended and Restated Distribution Agreement, dated April 24, 2002, by and between IDT Netherlands, B.V. and Union Telecard Alliance, LLC.

10.33(13)	Lock-up, Registration Rights and Exchange Agreement, dated June 6, 2000, by and between the Registrant and Liberty Media Corporation.

Exhibit Number	Description of Exhibits
10.34(14)	Purchase Agreement, dated December 19, 2002, by and among AT&T Corp., ItelTech, LLC, IDT Corporation, IDT Investments, Inc., IDT Domestic-Union, LLC, Liberty Media Corporation, LMC Animal Planet, Inc., Liberty N2P II, Inc. and NTOP Holdings, LLC.

10.35(15)	1996 Stock Option and Incentive Plan, as amended and restated, of IDT Corporation.

10.36(16)	Subscription Agreement, dated April 17, 2003, between IDT Media, Inc. and Liberty IDTMED, Inc.

10.37(16)	Registration Rights Agreement, dated as of April 17, 2003, by and between IDT Media and Liberty IDTMED, Inc.

10.38(17)	NTOP Holdings LLC Right of First Offer Agreement, dated December 2003, by and among IDT Corporation, IDT Domestic Union LLC, IDT Investments, Inc., Liberty Media Corporation, Liberty N2P Inc. and Liberty N2P II Inc.

10.39(18)	NTOP Holdings, LLC Right of First Offer Agreement Amendment No. 1, by and among IDT Corporation, IDT Domestic-Union, LLC, IDT Investments Inc., and together with, Liberty Media Corporation, Liberty N2P, Inc., Liberty N2P II, Inc, and together with Liberty N2P, and NTOP Holdings, LLC.

10.40(21)	Credit, Security, Guaranty and Pledge Agreement among Anchor Bay Entertainment, Inc. as Borrower, JPMorgan Chase Bank, N.A., National City Bank, U.S. Bank National Association, Bayerische Hypo-und Vereinsbank AG, Israel Discount Bank of New York as Lenders, the Guarantors named therein, IDT Entertainment, Inc., and JP Morgan Chase Bank, N.A. as Administrative Agent and Issuing Bank, dated as of April 22, 2005.

21.01*	Subsidiaries of the Registrant.

23.01*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* filed herewith

(1) Incorporated by reference to Form S-1 filed March 8, 1996 file no. 333-00204.

(2) Incorporated by reference to Form S-1 filed March 14, 1996 file no. 333-00204.

(3) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1999, filed June 14, 1999.

(4) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 1999, filed November 4, 1999.

(5) Incorporated by reference to Form 10-Q for the fiscal quarter ended January 31, 2000, filed March 16, 2000.

(6) Incorporated by reference to Form 8-K, filed March 31, 2000.

(7) Incorporated by reference to Schedule 14C filed June 12, 2000.

(8) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 2000, filed June 14, 2000.

(9) Incorporated by reference to Schedule 13D filed on April 30, 2001.

(10) Incorporated by reference to Form 10-Q for the fiscal quarter ended October 31, 2001, filed December 17, 2001.

(11) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 2002, filed June 14, 2002.

(12) Incorporated by reference to Schedule 13D/A, filed on October 25, 2001, with respect to Net2Phone, by Net2Phone Holdings, L.L.C., IDT Domestic-Union, LLC, IDT Investments Inc., IDT Nevada Holdings, Inc., IDT Domestic Telecom, Inc., IDT Telecom, Inc., IDT Corporation, Howard S. Jonas, ITelTech, LLC and AT&T Corp.

(13) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 2002, filed October 29, 2002.

(14) Incorporated by reference to Form 10-Q for the fiscal quarter ended January 31, 2003, filed March 14, 2003.

(15) Incorporated by reference to Schedule 14A, filed November 3, 2004.

(16) Incorporated by reference to Form 10-K/A for the fiscal year ended July 31, 2003, filed February 10, 2004.

(17) Incorporated by reference to Form 10-Q for the fiscal quarter ended January 31, 2004, filed March 16, 2004.

(18) Incorporated by reference to Form 10-Q for the fiscal quarter ended October 31, 2004, filed December 10, 2004.

(19) Incorporated by reference to Form 8-K, filed May 16, 2005.

(20) Incorporated by reference to Form 8-K, filed May 16, 2005.

(21) Incorporated by reference to Form 8-K, filed April 28, 2005.

(b) Reports on Form 8-K.

During the fourth quarter of fiscal 2005, the following Current Reports on Form 8-K were filed: April 22, 2005 (Item 1.01 Entry into a Material Agreement); May 16, 2005 (Item 1.01 Entry into a Material Agreement); and June 7, 2005 to report our financial results for the third quarter of fiscal 2005.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT CORPORATION

By:	/s/ James A. Courter
James A. Courter Vice Chairman and Chief Executive Officer

Date:    October 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Howard S. Jonas Howard S. Jonas	Chairman of the Board and Director	October 14, 2005

/s/ James A. Courter James A. Courter	Vice Chairman, Chief Executive Officer and Director (Principal Executive Officer)	October 14, 2005

/s/ Stephen R. Brown Stephen R. Brown	Chief Financial Officer, Treasurer and Director (Principal Financial Officer)	October 14, 2005

/s/ Marcelo Fischer Marcelo Fischer	Chief Accounting Officer and Controller (Principal Accounting Officer)	October 14, 2005

/s/ Ira A. Greenstein Ira A. Greenstein	Director	October 14, 2005

/s/ Joyce J. Mason Joyce J. Mason	Director	October 14, 2005

/s/ Marc E. Knoller Marc E. Knoller	Director	October 14, 2005

/s/ Moshe Kaganoff Moshe Kaganoff	Director	October 14, 2005

/s/ J. Warren Blaker J. Warren Blaker	Director	October 14, 2005

/s/ Rudy Boschwitz Rudy Boschwitz	Director	October 14, 2005

/s/ Saul K. Fenster Saul K. Fenster	Director	October 14, 2005

/s/ James S. Gilmore, III James S. Gilmore, III	Director	October 14, 2005

Signature	Titles	Date

/s/ Thomas Slade Gorton, III Thomas Slade Gorton, III	Director	October 14, 2005

/s/ Jack Kemp Jack Kemp	Director	October 14, 2005

/s/ Jeane J. Kirkpatrick Jeane J. Kirkpatrick	Director	October 14, 2005

/s/ Michael J. Levitt Michael J. Levitt	Director	October 14, 2005

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We, the management of IDT Corporation (the “Company”), are responsible for establishing and maintaining adequate internal control over financial reporting by the Company. Management has evaluated internal control over financial reporting by the Company using the criteria for effective internal control established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2005. Based on this assessment, we believe that the internal controls over financial reporting of the Company were ineffective and were not designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, as a result of the material weakness in the Company’s internal controls and procedures, as discussed below.

During the audit of the Company’s financial statements as of July 31, 2005 and for the year then ended, errors were discovered in the Company’s accrual for income taxes related to the first quarter of fiscal 2004. Accordingly, the Company restated its financial statements for the first quarter and fiscal year 2004 to decrease its deferred tax liability by $36.8 million, with a corresponding increase in benefit from income taxes. As a result, reported net loss for the year ended July 31, 2004 decreased from $95.7 million to $58.9 million, and reported net loss per share decreased from ($1.09) per share to ($0.67) per share. The Company therefore concluded that a material weakness existed regarding its internal controls and procedures related to the calculation of its tax provision and deferred income tax balances in accordance with generally accepted accounting principles.

The Company’s financial statements included in this Annual Report on Form 10-K have been audited by Ernst & Young LLP, our independent registered public accounting firm. Ernst & Young LLP has also issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

/s/ James A. Courter
James A. Courter
Vice Chairman and Chief Executive Officer

/s/ Stephen R. Brown
Stephen R. Brown
Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders

IDT Corporation

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that IDT Corporation (the “Company”) did not maintain effective internal control over financial reporting as of July 31, 2005, because of the effect of the material weakness in the Company’s internal controls and procedures related to the calculation of its tax provision and deferred income tax balances in accordance with generally accepted accounting principles, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IDT Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. During the audit of the Company’s financial statements as of and for the year ended July 31, 2005, errors were discovered in the Company’s accrual for income taxes related to the first quarter of fiscal 2004. Accordingly, the Company restated its financial statements for the first quarter and fiscal year 2004 to decrease its deferred tax liability by $36.8 million, with a corresponding increase in benefit from income taxes. As a result, reported net loss for the year ended July 31, 2004 decreased from $95.7 million to $58.9 million, and reported net loss per share decreased from ($1.09) per share to ($0.67) per share. The error resulted from a material weakness in the Company’s internal controls and procedures over the calculation of its tax provision and deferred income tax balances in accordance with generally accepted accounting principles. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2005 financial statements, and this report does not affect our report dated October 7, 2005 on those financial statements.

In our opinion, management’s assessment that IDT Corporation did not maintain effective internal control over financial reporting, as of July 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, IDT Corporation has not maintained effective internal control over financial reporting as of July 31, 2005, based on the COSO criteria.

/s/ Ernst & Young LLP

Ernst & Young LLP

New York, New York

October 7, 2005

IDT Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENTS

The Board of Directors and Stockholders

IDT Corporation

We have audited the accompanying consolidated balance sheets of IDT Corporation as of July 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IDT Corporation at July 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 1 to the consolidated financial statements, the Company restated its 2004 consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of IDT Corporation’s internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 7, 2005 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Ernst & Young LLP

New York, New York

October 7, 2005

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

July 31 (in thousands, except share data)	2005	2004
		(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$171,959	$142,177
Marketable securities	761,045	897,130
Trade accounts receivable, net of allowance for doubtful accounts of $64,870 at July 31, 2005 and $57,384 at July 31, 2004	194,707	166,357
Other current assets	135,799	94,928
TOTAL CURRENT ASSETS	1,263,510	1,300,592
Property, plant and equipment, net	370,157	273,479
Goodwill	110,966	89,534
Licenses and other intangibles, net	32,591	32,928
Investments	50,941	66,870
Restricted cash and marketable securities	19,380	22,620
Other assets	130,045	70,125
TOTAL ASSETS	$1,977,590	$1,856,148
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$115,999	$122,528
Accrued expenses	231,416	213,116
Deferred revenue	144,248	140,314
Capital lease obligations—current portion	32,728	21,793
Other current liabilities	26,009	9,404
TOTAL CURRENT LIABILITIES	550,400	507,155
Deferred tax liabilities, net	108,237	108,237
Capital lease obligations—long-term portion	42,370	31,810
Notes payable—long-term portion	121,470	9,174
Other liabilities	27,025	39,044
TOTAL LIABILITIES	849,502	695,420
Minority interests	89,891	132,695
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized shares—10,000,000; no shares issued	—	—
Common stock, $.01 par value; authorized shares—100,000,000; 25,074,860 shares issued at July 31, 2005 and 2004; 18,014,723 and 19,140,933 shares outstanding at July 31, 2005 and 2004, respectively	251	251
Class A common stock, $.01 par value; authorized shares—35,000,000; 9,816,988 shares issued and outstanding at July 31, 2005 and 2004	98	98
Class B common stock, $.01 par value; authorized shares—100,000,000; 75,917,516 and 68,727,201 shares issued and 73,550,857 and 67,118,911 shares outstanding at July 31, 2005 and 2004, respectively	759	687
Additional paid-in capital	907,223	800,618
Treasury stock, at cost, consisting of 7,060,137 and 5,933,927 shares of common stock and 2,366,659 and 1,608,290 shares of Class B common stock at July 31, 2005 and 2004, respectively	(147,690)	(122,044)
Deferred compensation	(19,043)	(13,795)
Accumulated other comprehensive income (loss)	(1,896)	19,909
Retained earnings	298,495	342,309
TOTAL STOCKHOLDERS’ EQUITY	1,038,197	1,028,033
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,977,590	$1,856,148

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended July 31 (in thousands, except per share data)	2005	2004	2003
		(Restated)
REVENUES	$2,468,522	$2,216,905	$1,834,547
COSTS AND EXPENSES:
Direct cost of revenues (exclusive of depreciation and amortization)	1,843,088	1,679,153	1,409,465
Selling, general and administrative	563,615	492,103	421,829
Depreciation and amortization	111,894	99,868	89,309
Settlement of litigation	—	—	(58,034)
Non-cash compensation (all of which is attributable to selling, general and administrative)	31,549	9,492	32,286
Restructuring and impairment charges	34,212	58,220	13,312
TOTAL COSTS AND EXPENSES	2,584,358	2,338,836	1,908,167
Loss from operations	(115,836)	(121,931)	(73,620)
Interest income, net	20,307	22,315	26,095
Other income (expense):
Gain on sale of subsidiary stock	—	9,418	22,422
Arbitration award	—	21,618	—
Equity in loss of affiliates	—	—	(4,425)
Investment and other income (expense), net	66,196	16,767	(15,327)
Loss before minority interests and income taxes	(29,333)	(51,813)	(44,855)
Minority interests	(2,583)	(34,317)	(43,035)
(Provision for) benefit from income taxes	(11,898)	27,219	70,373
NET LOSS	$(43,814)	$(58,911)	$(17,517)
Earnings per share:
Net loss:
Basic	$(0.45)	$(0.67)	$(0.22)

Diluted	$(0.45)	$(0.67)	$(0.22)
Weighted-average number of shares used in calculation of earnings per share:
Basic	97,049	87,920	80,176
Diluted	97,049	87,920	80,176

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Restated)

	Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE AT JULY 31, 2002	24,988,597	$250	9,816,988	$98	54,009,844	$540	$606,387	$(153,807)	$—	$(2,435)	$418,737	$869,770
Exercise of stock options, net of 190,981 shares issued from treasury	158,763	2	—	—	2,225,428	22	21,368	3,112	—	—	—	24,504
Income tax benefit from stock options exercised	—	—	—	—	—	—	9,802	—	—	—	—	9,802
Issuance of Class B common stock for acquisitions	—	—	—	—	1,636	—	—	—	—	—	—	—
Issuance of Class B common stock to outside consultant	—	—	—	—	33,445	—	500	—	—	—	—	500
Non-cash compensation	—	—	—	—	—	—	2,480	—	—	—	—	2,480
Conversion of common stock options to Class B common stock options	—	—	—	—	—	—	13,633	—	—	—	—	13,633
Exchange of common stock to Class B common stock	(72,500)	(1)	—	—	72,500	1	—	—	—	—	—	—
Change in unrealized gain (loss) on available-for-sale securities, net of $3,954 tax benefit	—	—	—	—	—	—	—	—	—	(5,931)	—	(5,931)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	286	—	(286)
Net loss for the year ended July 31, 2003	—	—	—	—	—	—	—	—	—	(17,517)	(17,517)	(17,517)
Comprehensive loss										(23,162)
BALANCE AT JULY 31, 2003	25,074,860	$251	9,816,988	$98	56,342,853	$563	$654,170	$(150,605)	$—	$(8,080)	$401,220	$897,527
Exercise of stock options, net of 368,812 shares issued from treasury	—	—	—	—	4,447,885	44	47,816	6,002	—	—	—	53,862
Issuance of shares of Class B common stock through employee stock purchase plan	—	—	—	—	55,904	1	876	—	—	—	—	877
Issuance of Class B common stock for acquisitions and exchanges	—	—	—	—	4,381,262	44	38,485	38,187	—	—	—	76,716
Issuance of Class B common stock in connection with PT-1 settlement	—	—	—	—	754,617	8	11,877	—	—	—	—	11,885
Issuance of Class B common stock for purchase of property	—	—	—	—	229,001	2	4,129	—	—	—	—	4,131
Issuance of Class B common stock for guarantee of stock price to AT&T	—	—	—	—	107,768	1	2,159	—	—	—	—	2,160
Non-cash compensation	—	—	—	—	210,664	2	1,798	—	—	—	—	1,800
Restricted Class B common stock issued to employees	—	—	—	—	1,172,712	12	23,780	—	(23,792)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	9,997	—	—	9,997
Exchange of common stock and Class B common stock	—	—	—	—	1,024,535	10	15,528	(15,538)	—	—	—	—
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	—	—	—	25,410	—	25,410
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	2,579	—	2,579
Net loss for the year ended July 31, 2004	—	—	—	—	—	—	—	—	—	(58,911)	(58,911)	(58,911)
Comprehensive loss										(30,922)
BALANCE AT JULY 31, 2004	25,074,860	$251	9,816,988	$98	68,727,201	$687	$800,618	$(122,044)	$(13,795)	$19,909	$342,309	$1,028,033
Exercise of stock options, net of 41,750 shares issued from treasury	—	—	—	—	400,400	4	3,264	672	—	—	—	3,940
Issuance of shares of Class B common stock through employee stock purchase plan	—	—	—	—	164,701	2	1,974	—	—	—	—	1,976
Issuance of Class B common stock for acquisitions and exchanges	—	—	—	—	4,314,123	43	60,952	—	—	—	—	60,995
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(2,731)	—	—	—	(2,731)
Repurchases of common stock and Class B common stock through repurchase program	—	—	—	—	—	—	—	(15,610)	—	—	—	(15,610)
Non-cash compensation	—	—	—	—	—	—	7,500	—	—	—	—	7,500
Restricted Class B common stock issued to employees	—	—	—	—	1,777,105	18	24,943	—	(24,961)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	19,713	—	—	19,713
Exchange of common stock and Class B common stock	—	—	—	—	533,986	5	7,972	(7,977)	—	—	—	—
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	—	—	—	(19,988)	—	(19,988)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,817)	—	(1,817)
Net loss for the year ended July 31, 2005	—	—	—	—	—	—	—	—	—	(43,814)	(43,814)	(43,814)
Comprehensive loss										(65,619)
BALANCE AT JULY 31, 2005	25,074,860	$251	9,816,988	$98	75,917,516	$759	$907,223	$(147,690)	$(19,043)	$(1,896)	$298,495	$1,038,197

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended July 31 (in thousands)	2005	2004	2003
		(Restated)
OPERATING ACTIVITIES
Net loss	$(43,814)	$(58,911)	$(17,517)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	111,894	99,868	89,309
Restructuring and impairment charges	19,975	52,366	12,666
Minority interests	2,583	34,317	(43,035)
Price guarantee of Class B common stock	—	(2,680)	(470)
Settlement of litigation	—	14,300	(38,929)
Gain on buyout of minority interests by Net2Phone	—	(12,182)	—
Deferred tax liabilities	(59)	(35,305)	(69,627)
Provision for doubtful accounts and sales returns	35,526	34,324	24,606
Net realized (gains) losses from sales of marketable securities and investments	(25,910)	(1,906)	15,798
Equity in loss of affiliates	—	—	4,425
Non-cash compensation	31,549	9,492	32,286
Gain on sale of subsidiary stock	—	(9,418)	(22,422)
Change in assets and liabilities:
Trade accounts receivable	(58,089)	(69,930)	(20,889)
Prepaid royalties, film licenses and acquired rights	(12,178)	(16,262)	—
Film costs	(35,870)	(2,207)	(4,809)
Other assets	(42,228)	13,703	(2,614)
Trade accounts payable, accrued expenses and other liabilities	17,678	32,678	(17,568)
Deferred revenue	(4,877)	(5,494)	9,814
Net cash (used in) provided by operating activities	(3,820)	76,753	37,094
INVESTING ACTIVITIES
Capital expenditures	(112,265)	(89,334)	(63,157)
Collection (issuance) of notes receivable	(14,042)	15,234	(20,712)
Investments and acquisitions, net of cash acquired	1,697	(91,330)	(16,595)
Proceeds from sales and maturities of marketable securities	5,711,187	3,944,007	1,487,726
Purchases of marketable securities	(5,584,102)	(3,877,070)	(1,722,160)
Net cash provided by (used in) investing activities	2,475	(98,493)	(334,898)

FINANCING ACTIVITIES
Distributions to minority shareholders of subsidiaries	(27,865)	(27,335)	(21,994)
Proceeds from exercise of stock options	3,940	53,862	24,504
Proceeds from employee stock purchase plan	1,976	877	—
Proceeds from exercise of stock options of Net2Phone	53	5,436	1,055
Proceeds from offering of common stock by Net2Phone	—	53,019	—
Proceeds from borrowings	45,680	—	—
Proceeds from sale lease back transactions on capital leases	39,226	6,999	16,505
Repayments of capital lease obligations	(19,966)	(31,442)	(43,317)
Repayments of borrowings	(707)	—	—
Proceeds from sale of subsidiary stock	—	—	25,000
Cash and marketable securities restricted against letters of credit	3,241	444	(23,064)
Repurchases of common stock and Class B common stock	(14,660)	—	—
Net cash provided by (used in) financing activities	30,918	61,860	(21,311)
Effect of exchange rate changes on cash and cash equivalents	209	3,011	2,697
Net increase (decrease) in cash and cash equivalents	29,782	43,131	(316,418)
Cash and cash equivalents at beginning of year	142,177	99,046	415,464
CASH AND CASH EQUIVALENTS AT END OF YEAR	$171,959	$142,177	$99,046
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for interest	$4,518	$4,162	$4,583
Cash payments made for income taxes	$5,099	$12,566	$10,876
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property, plant and equipment through capital lease obligations	$2,230	$1,349	$8,041
Issuance of Class B common stock for acquisitions and exchanges	$60,995	$89,248	$—
Issuance of Class B common stock for purchase of property	$—	$4,131	$—
Non-cash proceeds received from exercise of stock options	$—	$27,500	$—
Purchase of leasehold interests and property through debt	$68,334	$—	$—
Issuance of debt for acquisitions	$3,850	$—	$—
Repurchases of common stock and Class B common stock through margin	$3,681	$—	$—

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2005

Note 1—Summary of Significant Accounting Policies

Description of Business

IDT Corporation (“IDT” or the “Company”) is a multinational telecommunications, entertainment and technology company. IDT Telecom is the Company’s largest division, focused on marketing and selling prepaid and rechargeable calling cards, wholesale carrier services and consumer local, long distance and wireless phone services. IDT Entertainment is the Company’s second largest division, comprised of complementary operations and investments that enable it to acquire, develop, finance and produce animated and live-action entertainment programming and to distribute filmed entertainment content to the mass market. IDT’s Voice over IP segment consists mostly of Net2Phone, Inc., a provider of VoIP telephony products and services and of cable and other broadband telephony services. The Company’s IDT Capital segment consists primarily of brochure distribution, retail energy, call center services, and real estate investment businesses. In May 2004, the Company announced the restructuring of its IDT Solutions business segment, which consists of IDT Spectrum and Winstar. Such restructuring included the shut-down of Winstar’s CLEC (Competitive Local Exchange Carrier) business, by ceasing the provision of retail switched communications services to commercial customers. Such discontinuation of services has now been completed, except that Winstar currently continues to provide communications services to select governmental customers while it negotiates alternative ways to exit this remaining business. IDT Spectrum holds a significant number of licenses for commercial fixed wireless spectrum in the United States and is developing a fixed wireless network platform that will integrate the wireless spectrum with operational management capabilities and a flexible architecture to serve the specialized backhaul and telecommunications connectivity needs of a variety of customers. In this report, we use the term IDT Solutions, which represented a Winstar product line and marketing arm, interchangeably with the term Winstar.

On August 29, 2005, IDT Spectrum filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed initial public offering of its Class B common stock. The registration statement has not yet become effective.

Basis of Consolidation and Accounting for Investments

The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. The consolidated financial statements include the Company’s controlled subsidiaries. None of the company’s controlled subsidiaries have been deemed variable interest entities. In addition, the Company has not identified any variable interests in which the Company is the primary beneficiary. All intercompany transactions between the consolidated subsidiaries are eliminated. Investments in businesses that the Company does not control, but has the ability to exercise significant influence over operating and financial matters, are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method. Equity and cost method investments are included in Investments in the accompanying consolidated balance sheets. The Company periodically evaluates its cost method investments for impairment due to declines considered to be other than temporary. Such impairment evaluations include, in addition to persistent, declining market prices, general economic and company-specific evaluations. If the Company determines that a decline in cost value is other than temporary, then a charge to earnings is recorded in “investment and other income (expense), net” in the accompanying consolidated statements of operations, and a new cost basis in the investment is established.

The effect of any changes in the Company’s ownership interests resulting from the issuance of equity by one of its consolidated subsidiaries is included in the consolidated statements of operations as “gain on sale of subsidiary stock”.

Marketable Securities

The Company has investments in marketable securities that are considered “available-for-sale” under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2005

Equity Securities. Under SFAS No. 115, available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses (net of income taxes) that are considered temporary in nature recorded in “accumulated other comprehensive income (loss) “in the accompanying consolidated balance sheets. The fair values of the Company’s investments in marketable securities are determined based on market quotations. The Company periodically evaluates its investments in marketable securities for impairment due to declines in market value considered to be other than temporary. Such impairment evaluations include, in addition to persistent, declining market prices, general economic and company-specific evaluations. If the Company determines that a decline in market value is other than temporary, then a charge to earnings is recorded in “investment and other income (expense), net” in the accompanying consolidated statements of operations and a new cost basis in the investment is established.

Reclassifications and Restatement

Certain prior year amounts have been reclassified to conform to the current year’s presentation. In addition, in preparing the Company’s fourth quarter and year end fiscal 2005 financial statements, errors were discovered in our accrual for income taxes related to the first quarter of fiscal 2004. Accordingly, the Company restated its financial statements for the first quarter and fiscal year 2004 to decrease its deferred tax liability by $36.8 million, with a corresponding increase in benefit from income taxes. As a result, reported net loss for the year ended July 31, 2004 decreased from $95.7 million to $58.9 million, and reported net loss per share decreased from ($1.09) per share to ($0.67) per share.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Revenue Recognition

Traditional voice and Voice over IP (VoIP) telephony services sold by IDT Telecom and Net2Phone are recognized as revenue when services are provided, primarily based on usage and/or the assessment of monthly fees. Revenues derived from sales of calling cards is deferred upon sale of the cards. These deferred revenues are recognized into revenue when call usage of the cards occur and/or administrative fees are imposed. Revenue from Net2Phone’s cable telephony business has not been significant to date.

Revenues generated by IDT Entertainment relating to proprietary films are recognized in accordance with Statement of Position (SOP) 00-02, Accounting by Producers or Distributors of Films. Films include feature films, television specials, television series or similar products that are sold, licensed or exhibited, whether produced on film, video tape, digital or other recording formats. Revenues from the theatrical release of feature films will be recognized at the time of exhibition based on the Company’s participation in box office receipts. Revenues from television licensing are recognized when the film or program is complete in accordance with the terms of the arrangement, and is available for telecast. Revenues from film licensing to international territories is recognized when the film or program is complete in accordance with the terms of the arrangement, and is available to the distributor for exploitation. In the event that a distributor pays the Company a nonrefundable minimum guarantee at the beginning of a license term, the Company will record this amount as revenue when all of the criteria for recognition pursuant to SOP 00-02 are met.

Revenues generated by IDT Entertainment relating to production services for third parties are recognized in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenues are recognized under the percentage of completion method, measured by the ratio of actual cost incurred to total estimated costs to complete. This method is used because management considers estimated costs to complete to be the best available measure of progress on these contracts. The majority of the Company’s production services contracts are either fixed price or cost-plus.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2005

Revenues generated by IDT Entertainment from the sale of videocassettes and DVDs are recognized, net of an allowance for estimated sales returns, on the later of the estimated receipt of the product by the customer or after any restrictions on sale by the customer terminate. The allowance for sales returns, and the effect of sales returns on inventory and royalties, are estimated based on past experience and current trends that are expected to continue.

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

Direct cost of revenues at IDT Entertainment consist primarily of (1) the manufacturing cost of videocassettes and DVDs sold, (2) the cost to pick, pack and ship videocassettes and DVDs, (3) royalty expenses, (4) costs incurred in connection with production services for third parties and (5) amortization of investments in films and television programs. Royalties are typically paid in advance to licensors for exclusive rights to distribute content on videocassettes and DVDs. The licensor’s share of revenues is generally retained by the Company until the share equals the advance payments made to the licensor. Thereafter, any excess is paid to the licensor. Royalty advances are charged to expense as revenues are earned. Costs incurred in connection with production services for third parties are capitalized and subsequently amortized to cost of revenues at the time revenue is recognized. If the costs of a production are expected to exceed the corresponding anticipated revenue stream, then all costs incurred in excess of this revenue stream is expensed to cost of revenues when incurred.

The cost to create a master videocassette or DVD which is used to create the product to be sold, includes the cost of converting film prints or tapes into the appropriate format, menu design, bonus material, subtitling, closed captioning and product packaging design. These costs are capitalized by title and charged to amortization expense generally over five years based on historical units sold. The carrying value of a master may be reduced if future sales of the title are expected to decline.

Investment in films and television programs generally includes the cost of proprietary films and television programs that have been released, completed and not released, in production, and in development or pre-production. Capitalized costs include the acquisition of story rights, the development of stories, production labor, postproduction costs and allocable overhead. Investment in films and television programs is stated at the lower of unamortized cost or estimated fair value on an individual film basis. Investment in films and television programs is amortized using the individual-film-forecast method, whereby the costs are charged to expense and participation and residual costs are accrued based on the proportion that current revenues from the films bear to an estimate of total revenues anticipated from all markets (ultimate revenue). Ultimate revenue estimates may not exceed ten years following the date of initial release or from the date of delivery of the first episode for episodic television series.

Estimates of ultimate revenue involve uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management’s future revenue estimates.

Investment in films and television programs in development or pre-production is periodically reviewed to determine whether they will ultimately be used in the production of a film. Costs of films in development or pre-production are charged to expense if the project is abandoned, or if the film has not been set for production within three years from the time of the first capitalized transaction.

The investment in films and television programs is reviewed for impairment on a title-by-title basis when an event or change in circumstances indicates that a film should be assessed. If the estimated fair value of a film is

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2005

less than its unamortized cost, then the excess of unamortized cost over the estimated fair value is charged to expense.

Exploitation costs are charged to selling, general and administrative expense as incurred.

Purchase of Network Capacity

Purchases of network capacity pursuant to Indefeasible Rights of Use (IRU) agreements are capitalized at cost and amortized over the term of the capacity agreement, which is generally 15 years. Historically, we have not been a provider of network capacity.

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

Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses the recoverability of its long-lived assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If the tests indicate that the carrying value of the asset is greater than the expected discounted cash flows to be generated by such asset, then an impairment charge is recognized. Such charge consists of the amount by which the carrying value of such asset exceeds its fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such asset using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates.

Goodwill and Other Intangibles

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite lived intangible assets are not amortized. These assets are reviewed annually (or more frequently under various conditions) for impairment using a fair value approach. Intangible assets that do not have indefinite lives are amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144. Costs associated with obtaining the right to use trademark and patents owned by third parties are capitalized and amortized on a straight-line basis over the term of the trademark licenses and patents.

Advertising Expense

The majority of the Company’s advertising expense budget is used to support IDT Telecom’s consumer phone services business. Most of the advertisements are in print or television media, with expenses recorded as they are incurred. Some of the advertising for the consumer phone services business has also been done on a cost-per-acquisition basis, where the Company pays the provider of advertising based on a fixed amount per each customer who becomes a subscriber of its services. In such cases, the expenses are recorded based on the number of customers who were added during the reported period. For the years ended July 31, 2005, 2004 and 2003, included in selling, general and administrative expenses was advertising expense totaling approximately $48.9 million, $63.6 million and $36.3 million, respectively.

Research and Development Costs

Costs for the internal development of new software products and for substantial enhancements to existing software products to be sold are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. For the years ended July 31, 2005, 2004 and 2003, included in selling, general and administrative expenses are research and development costs totaling approximately $12.0 million, $8.2 million and $5.4 million, respectively.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2005

Capitalized Internal Use Software Costs

The Company capitalizes the cost of internal-use software that has a useful life in excess of one year in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These costs consist of payments made to third parties and the salaries of employees working on such software development. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized internal use software costs are amortized using the straight-line method over their estimated useful lives, generally consisting of 3 to 5 years. For the years ended July 31, 2005, 2004 and 2003, the Company capitalized $11.9 million, $9.6 million and $16.7 million, respectively, of internal use software costs as computer software. Amortization expense relating to such capitalized software for the years ended July 31, 2005, 2004 and 2003 was $5.3 million, $2.6 million and $2.2 million, respectively.

Repairs and Maintenance

The Company charges the cost of repairs and maintenance, including the cost of replacing minor items not constituting substantial betterment, to selling, general and administrative expenses as these costs are incurred.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market value. The Company holds cash and cash equivalents and marketable securities at several major financial institutions, which often exceed FDIC insured limits. Historically, the Company has not experienced any losses due to such concentration of credit risk.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change.

Earnings Per Share

The Company computes earnings per share under the provisions of SFAS No. 128, Earnings per Share, whereby basic earnings per share is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share, except that the number of shares is increased to include unvested restricted stock and to assume exercise of potentially dilutive stock options and contingently issuable shares using the treasury stock method, unless the effect of such increase is anti-dilutive.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2005

The following securities have been excluded from the dilutive earnings per share computation because the Company reported net losses for those years, and the impact of the assumed exercise of stock options, vesting of restricted stock and issuance of contingently issuable shares would have been anti-dilutive:

Year ended July 31 (in thousands)	2005	2004	2003
Stock options	15,468	13,026	16,167
Unvested restricted stock	2,209	1,045	—
Contingently issuable shares	26	153	320
TOTAL	17,703	14,224	16,487

Vulnerability Due to Certain Concentrations

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, marketable securities and trade accounts receivable. Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers in various geographic regions and industry segments comprising the Company’s customer base. No single customer accounted for more than 10% of consolidated revenues in fiscal 2005, 2004 and 2003. However, the Company’s five largest customers accounted for 9.4%, 12.0% and 14.5% of its consolidated revenues in fiscal 2005, 2004 and 2003, respectively. This concentration of customers increases the Company’s risk associated with nonpayment by these customers. In an effort to reduce risk, the Company performs ongoing credit evaluations of its significant retail telecom, wholesale carrier and cable telephony customers, as well as its significant video distribution and fee-for-hire production customers. In addition, the Company often attempts to mitigate the credit risk related to specific wholesale carrier customers by also buying services from the customer in question, in order to create the offset opportunity and reduce its net trade accounts receivable exposure risk.

Trade accounts payable includes approximately $49.6 million and $71.3 million due to telecommunications carriers at July 31, 2005 and 2004, respectively.

The Company is also subject to risks associated with its international operations, including fluctuations in exchange rates and trade accounts receivable collections. Management regularly monitors the creditworthiness of its domestic and international customers and believes that it has adequately provided for any exposure to potential credit losses. Allowances for doubtful accounts are based on management’s past collection experience and existing economic conditions. Doubtful accounts are written-off upon final determination that the trade accounts will not be collected.

Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. At July 31, 2005, the carrying value of the Company’s trade accounts receivable, other current assets, trade accounts payable, accrued expenses, deferred revenue, capital lease obligations—current portion and other current liabilities approximate fair value because of the short period of time to maturity. At July 31, 2005, the carrying value of the long term portion of the Company’s notes payable and capital lease obligations approximate fair value as their contractual interest rates approximate market yields for similar debt instruments.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2005

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value based method of accounting provisions of SFAS No. 123 to stock-based employee compensation for the years ended July 31, 2005, 2004 and 2003:

(in thousands, except per share data)	2005	2004	2003
		(Restated)
Net loss, as reported	$(43,814)	$(58,911)	$(17,517)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects and minority interests	20,756	7,526	10,847
Deduct: Total stock-based employee compensation expense determined under the fair value based method of accounting for all awards, net of related tax effects and minority interests	(65,134)	(35,496)	(38,688)
Pro forma net loss	$(88,192)	$(86,881)	$(45,358)
Earnings per share:
Basic—as reported	$(0.45)	$(0.67)	$(0.22)
Basic—pro forma	$(0.91)	$(0.99)	$(0.57)
Diluted—as reported	$(0.45)	$(0.67)	$(0.22)
Diluted—pro forma	$(0.91)	$(0.99)	$(0.57)

The fair value of stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for vested and non-vested options:

	2005	2004	2003
ASSUMPTIONS
Average risk-free interest rate	3.64%	2.94%	3.02%
Dividend yield	—	—	—
Volatility factor of the expected market price of the Company’s Class B common stock	36%	42%	59%
Average life	3.8 years	4.0 years	5.0 years

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

Effective January 24, 2005, the compensation committee of the Company’s Board of Directors approved the acceleration of vesting of all then outstanding unvested options to purchase shares of the Company’s Class B common stock. The Company accelerated the vesting of the options in anticipation of the impact of the Financial Accounting Standards Board’s (“FASB”) issuance of SFAS No. 123 (revised 2004) Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”) which requires, among other things, the expensing of unvested options over the remaining vesting period of the options, beginning August 1, 2005. Options to purchase approximately 4.5 million shares of the Company’s Class B common stock became immediately exercisable on January 24, 2005, as a result of the acceleration. Generally, these options were scheduled to vest annually over 3 years beginning on the first anniversary of their grant date. The primary purpose of the acceleration was to eliminate the impact of approximately $15.6 million of future compensation expense that the Company would otherwise recognize in its fiscal 2006 and fiscal 2007 consolidated statements of operations. This amount was instead reflected in pro forma footnote disclosure for the year ended July 31, 2005, as permitted under the transitional guidance provided by the FASB. As of July 31, 2005, the majority of the Company’s options to purchase shares of the Company’s Class B common stock are fully vested and exercisable.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2005

Recently Issued Accounting Standard Not Yet Adopted

On December 16, 2004, the FASB issued SFAS No. 123(R). SFAS No. 123(R) supersedes APB No. 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

The company adopted SFAS No. 123(R) on August 1, 2005 using the modified prospective method.

As permitted by SFAS No. 123, until July 31, 2005 the Company accounted for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognized no compensation cost on grants of employee stock options. Accordingly, the adoption of SFAS No. 123(R) may have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on the future levels of share-based grants. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss above. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement is not anticipated to be material to IDT since the Company does not currently recognize a benefit of excess tax deductions because of federal and state net operating loss carryforwards available to offset future U.S. federal and state taxable income.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29, which amends APB Opinion No. 29, Accounting for Nonmonetary Transactions to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not anticipate that the adoption of this statement will have a material effect on its financial position or results of operations.

Note 2—Investment in Net2Phone

During fiscal 2001 and through October 23, 2001, the Company accounted for its ownership interest in Net2Phone under the equity method. On October 23, 2001, NTOP Holdings was formed and soon thereafter both AT&T and the Company contributed their minority stakes in Net2Phone into NTOP Holdings. Liberty Media then acquired a substantial portion of NTOP Holdings’ units from AT&T. The Net2Phone shares held by NTOP Holdings represented a majority voting stake in Net2Phone. The Company had the right to appoint the entire board of managers (including one nominee of Liberty Media) of NTOP Holdings. The board of managers directed the voting of all Net2Phone shares held by NTOP Holdings, thereby giving the Company effective control over the voting of the Net2Phone shares (but not their disposition, which required consent of all the members) held by NTOP Holdings. Accordingly, the Company consolidated Net2Phone effective October 23, 2001.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2005

AT&T received 29 Class A units of NTOP Holdings, and the rights to put six of these units to IDT and 23 of these units to Liberty Media after one year. On October 29, 2002, AT&T exercised its put rights and sold all of its Class A units to IDT and Liberty Media for a nominal amount. As a result of this transaction, AT&T is no longer a member of NTOP Holdings.

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

The Company has historically accounted for sales of stock of its subsidiaries in accordance with Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary (SAB 51), which permits the Company to record the change in the carrying value of its share in the equity of its subsidiaries as a gain or loss. Accordingly, in connection with this offering by Net2Phone, the Company recognized a gain of $9.4 million in fiscal 2004.

On December 15, 2004, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), which was consummated on March 8, 2005, with certain subsidiaries of Liberty Media. Pursuant to the Merger Agreement, the Company acquired all of Liberty Media’s direct and indirect interests in Net2Phone in exchange for 3.75 million shares of IDT Class B common stock, with a fair market value of $56.1 million. Through this transaction, the Company increased its effective equity interest in Net2Phone to approximately 40.9% and its aggregate voting power to approximately 57.0%. The acquisition was accounted for under the purchase method and accordingly, the Company recorded a reduction in minority interests of $31.0 million and an increase to goodwill and other intangibles of $25.1 million of which $15.8 million was subsequently impaired (see Note 21).

As of July 31, 2005 and 2004, the Company’s effective equity interest in Net2Phone was approximately 40.8% and 17.6%, respectively. Accordingly, in the accompanying consolidated financial statements, during the years ended July 31, 2005 and 2004, the Company recorded in minority interests the share of Net2Phone’s net loss attributable to the other shareholders of Net2Phone.

On October 29, 2003, the Company entered into a binding memorandum of understanding (“MOU”) with Net2Phone, which requires Net2Phone to issue 6.9 million shares of Net2Phone Class A common stock to the Company at the time we execute definitive telecommunications services and related agreements with Net2Phone. No definitive agreements have been executed as of October 14, 2005. Once issued, the shares will be held in escrow to secure the Company’s performance obligations under the agreements, and are to be released to the Company in equal annual installments over the five year term of the MOU, which began October 29, 2003, with the first release to occur when definitive agreements are signed. During the second quarter of fiscal 2004, the Company started providing Net2Phone with services and benefits under the terms of the MOU. The release of these 6.9 million shares will increase the Company’s aggregate equity investment and voting power in Net2Phone.

On June 28, 2005, the Company delivered to the Board of Directors of Net2Phone notice of IDT’s intention to commence a tender offer for all outstanding shares of common stock of Net2Phone not owned by IDT or its affiliates, at a price of $1.70 per share, net to the sellers in cash, without interest. On September 6, 2005, IDT announced that it is changing the form of consideration in its proposed offer from $1.70 in cash to $1.70 in value of IDT’s Class B common stock, based on the average closing price for the Class B common stock on the New York Stock Exchange of $13.25 per share for the week ending September 2, 2005. This is equivalent to a ratio of 0.1283 IDT shares for each share of Net2Phone. Net2Phone’s independent committee responded that

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2005

neither of the proposed offers is acceptable, and IDT continues to discuss the terms of the offer with them. The Company cannot predict how long negotiations will take and/or whether any transaction will result.

If the Company reaches an agreement with Net2Phone’s independent committee, the offer will be subject to the non-waivable condition that it be accepted by holders of a majority of the outstanding shares of common stock of Net2Phone not owned by IDT or its affiliates. The offer will be subject to the waivable condition that the Company directly or indirectly own at least 90% of the outstanding shares of common stock of Net2Phone following consummation of the offer. As promptly as practicable following the consummation of the offer, the Company would effect a merger of Net2Phone with a subsidiary of IDT in which all remaining holders of Net2Phone common stock would receive the same consideration for their shares as the holders who tendered their shares received in the offer. The offer also will be subject to other terms and conditions that will be set forth in the tender offer materials to be distributed to Net2Phone stockholders. If the merger is completed, the Company intends to delist Net2Phone’s common stock from quotation on Nasdaq and terminate the registration of Net2Phone’s common stock under the Securities Exchange Act of 1934.

Note 3—Marketable Securities

The Company classifies all of its marketable securities as “available-for-sale” securities. Marketable securities, consisting primarily of U.S. Government Agency Obligations, are stated at market value, with unrealized gains and losses in such securities reflected, net of tax, in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. The Company intends to maintain a liquid portfolio to take advantage of investment opportunities. Therefore, all marketable securities are classified as “short-term.” The following is a summary of marketable securities as of July 31, 2005:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SHORT-TERM
Available-for-sale securities:
U.S. Government Agency Obligations	$591,452	$—	$(11,364)	$580,088
Other marketable securities	171,564	10,135	(742)	180,957
	$763,016	$10,135	$(12,106)	$761,045

The following is a summary of marketable securities as of July 31, 2004:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SHORT-TERM
Available-for-sale securities:
U.S. Government Agency Obligations	$755,773	$2,335	$(14,064)	$744,044
Other marketable securities	123,340	29,979	(259)	153,086
	$879,139	$32,314	$(14,323)	$897,130

Proceeds from sales and maturities of available-for-sale securities and the gross realized gains (losses) that have been included in earnings as a result of those sales for the years ended July 31, 2005, 2004 and 2003 were $5,711.2 million and $4.6 million, $3,944.0 million and $2.5 million, and $1,487.7 million and $(5.1) million, respectively. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of marketable securities.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2005

The contractual maturities of the Company’s available-for-sale U.S. Government Agency Obligations at July 31, 2005 are as follows:

(in thousands)	Cost	Fair Value
Within one year	$74,139	$68,463
After one year through five years	432,645	428,412
After five years through ten years	84,668	83,213
	$591,452	$580,088

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

The Company did not have any individual securities that have been in a continuous unrealized loss position for more than twelve months as of July 31, 2005.

Note 4—Property, Plant and Equipment

Property, plant and equipment consists of the following:

July 31 (in thousands)	2005	2004
Equipment	$484,296	$416,557
Land and buildings (see Note 5)	105,668	12,688
Computer software	60,964	46,445
Leasehold improvements	47,139	45,321
Furniture and fixtures	19,334	15,221
	717,401	536,232
Less accumulated depreciation and amortization	(347,244)	(262,753)
Property, plant and equipment, net	$370,157	$273,479

Fixed assets under capital leases were $163.1 million and $121.6 million at July 31, 2005 and 2004, respectively. The accumulated depreciation related to these assets under capital leases was $88.7 million and $67.9 million at July 31, 2005 and 2004, respectively. Depreciation of fixed assets under capital leases is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Depreciation and amortization expense of property, plant and equipment was $95.8 million, $89.0 million, and $82.5 million for the years ended July 31, 2005, 2004 and 2003, respectively.

Note 5—Leasehold Interests

On May 18, 2005 the Company acquired a 69% controlling interest in a Joint Venture (“JV”) which holds a 100% interest in two newly renovated and leased buildings, with corresponding 51 year ground leases. After year 51, the ground lease ends and the buildings revert back to the lessors. Minority shareholders hold the remaining 31% interest in the JV. Total consideration consisted of $70.8 million, including $6.6 million paid by the Company and $3.0 million paid by the minority shareholders. The remaining purchase price was satisfied through the JV’s assumption of $61.2 million of existing debt on the buildings, consisting of a $47.6 million senior loan and a $13.6 million mezzanine loan. The debt is secured by two mortgages on the leasehold interests.

The $47.6 million senior loan is payable over 15 years, and requires variable monthly payments of $0.3 million of principal and interest, at an effective interest rate of 7.12%, beginning on February 7, 2005, with a final balloon payment of $33.9 million due on January 13, 2020.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2005

The assumed $13.6 million mezzanine loan is payable over 15 years, and requires variable monthly payments of principal and interest at the annual rate of 6.65%, beginning on January 5, 2005, with the final payment due December 5, 2019.

The two buildings are leased to two tenants under 15 year non-cancelable triple net leases beginning January 1, 2005 and ending December 31, 2019, with five consecutive 5 year renewals, at the tenant’s sole option. The aggregate minimum annual base rents for both buildings range from $4.3 million to $7.6 million per year through December 31, 2019, as stipulated in the lease agreements. Upon each renewal term the annual base rents will be increased to equal 95% of the then prevailing market rate per rental square foot of the premises, as defined in the lease agreements. In addition, the base rent payable during each lease year subsequent to a renewal term shall increase by 3% of the base rent payable for the immediately preceding year.

The aggregate minimum ground lease payments for both buildings range from $0.8 million per year to $3.5 million per year. In addition, the ground lease agreement requires additional payments subject to certain criterias being met, as defined.

The assets, liabilities and results of operations of the JV are included in the Company’s consolidated financial statements from the date of acquisition. The preliminary purchase price allocation was determined to be as follows:

Buildings	$70,766
Current and long-term portions of notes payable	(61,184)
Minority interests	(2,991)
PURCHASE PRICE	$6,591

The future minimum rental income from the leasehold interests as of July 31, 2005 are approximately as follows:

(in thousands)	Rental Income
Year ending July 31:
2006	$4,278
2007	4,385
2008	4,470
2009	4,955
2010	6,035
Thereafter	65,091
Total	$89,214

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2005

Note 6—Goodwill, Licenses and Other Intangibles

During the year ended July 31, 2005, the Company recorded goodwill of $22.8 million, in its Voice over IP segment, as a result of the acquisition of an additional equity interest in Net2Phone (see Note 2), of which $15.8 million was subsequently impaired. During the year ended July 31, 2004, the Company recorded goodwill of $46.7 million, relating to acquisitions in its IDT Entertainment segment.

The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from July 31, 2003 to July 31, 2005:

(in thousands)	Wholesale Telecommunications Services	Retail Telecommunications Services	IDT Entertainment	IDT Solutions	Voice over IP	IDT Capital	Corporate	Total
Balance as of July 31, 2003	$—	$1,039	$4,599	$—	$1,709	$34,070	$234	$41,651
Acquisitions	—	15	46,709	—	—	535	6,197	53,456
Reclassifications	—	920	—	—	—	(2,257)	—	(1,337)
Impairments	—	(920)	—	—	—	(3,316)	—	(4,236)
Balance as of July 31, 2004	—	1,054	51,308	—	1,709	29,032	6,431	89,534
Acquisitions	—	5,088	2,919	—	22,807	7,367	—	38,181
Reclassifications	—	—	—	—	—	—	—	—
Impairments	—	—	—	—	(15,763)	(986)	—	(16,749)
Balance as of July 31, 2005	$—	$6,142	$54,227	$—	$8,753	$35,413	$6,431	$110,966

The table below presents information on the Company’s licenses and other intangible assets:

(in thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
As of July 31, 2005

Intangible assets with indefinite life:
FCC licenses	Indefinite life	$16,842	$(11,001)	$5,841
Amortized Intangible assets:
Licenses	5.0 years	7,793	(883)	6,910
Core technology, trademarks and patents	4.5 years	35,616	(15,776)	19,840
Subtotal	4.6 years	43,409	(16,659)	26,750

Total licenses and other intangibles	4.6 years	$60,251	$(27,660)	$32,591
As of July 31, 2004

Amortized intangible assets:
Licenses	5.0 years	$23,346	$(8,620)	$14,726
Core technology, trademarks and patents	5.0 years	27,757	(9,555)	18,202
Total licenses and other intangibles	5.0 years	$51,103	$(18,175)	$32,928

Amortization expense of licenses and other intangible assets was $9.2 million, $7.2 million and $6.7 million for the years ended July 31, 2005, 2004 and 2003, respectively. The Company estimates that amortization expense of intangible assets with finite lives will be $11.6 million, $10.8 million, $5.6 million, $2.7 million, and $1.7 million for fiscal 2006, fiscal 2007, fiscal 2008, fiscal 2009, and fiscal 2010, respectively.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2005

Note 7—Investment in Films and Television Programs

Investment in films and television programs consists of the following:

July 31 (in thousands)	2005	2004
Film costs—Theatrical:
In production	$14,833	$3,173
Development and pre-production	188	—
Film costs—Television:
Released, less amortization	2,289	—
Completed and not released	7,246	—
In production	22,559	2,907
Development and pre-production	2,949	1,407
Total investment in films and television programs	$50,064	$7,487

Approximately 90% of the $2.3 million in unamortized film costs for released films as of July 31, 2005 is expected to be amortized within three years. Approximately $5.9 million of the total $9.5 million in costs of released and of completed and not released films as of July 31, 2005 are expected to be amortized during the next twelve months. Investment in films and television programs are classified within other assets on our consolidated balance sheets.

Note 8—Acquisitions and Mergers

Film Roman

On May 22, 2003, the Company purchased a 54.9% interest in Film Roman, Inc., consisting of 10.5 million shares of common stock of Film Roman at a purchase price of $0.09 per share, representing an aggregate cash purchase price of $0.9 million. In addition, in fiscal 2004 the Company, in separate privately negotiated transactions, acquired an additional 5.5 million shares of Film Roman common stock in exchange for 0.1 million shares of IDT’s Class B common stock, with a fair market value of $1.7 million, which increased IDT’s ownership interest in Film Roman’s common stock to 84.0%. The Company also agreed to lend Film Roman up to $2.1 million that can be converted at the option of the Company into additional shares of Film Roman common stock. As of July 15, 2004, the $2.1 million had been advanced to Film Roman under the loan agreement. On July 15, 2004, the $2.1 million note comprised of principal plus interest was converted into 23.4 million shares of common stock of Film Roman, thus increasing the Company’s ownership interest in Film Roman to 92.8%. Film Roman develops, produces and licenses a broad range of programming for the television network, cable television, first-run domestic syndication and international markets. The acquisition was accounted for under the purchase method, and accordingly, the net assets and results of operations of the acquired business were included in the Company’s consolidated financial statements from the date of acquisition.

Mainframe Entertainment

On December 1, 2003, the Company consummated the acquisition of a 62% interest in Mainframe Entertainment, Inc., a Canadian company, by purchasing 43.8 million shares of common stock of Mainframe for an aggregate cash purchase price of $7.6 million. Mainframe is a creator of computer generated image animation for feature films, TV and direct-to-video products. In addition, the Company entered into an agreement to loan Mainframe up to Cdn$4.2 million, the outstanding balance of which is convertible at the option of the Company into fully paid shares of common stock of Mainframe. If the loan conversion right is not exercised by the Company, then the unpaid principal and interest will be payable in full to the Company no later than five years from the date of the first loan. As of July 31, 2005, no loans have been advanced to Mainframe under the loan agreement. The acquisition was accounted for under the purchase method, and accordingly, the net assets and results of operations of the acquired business were included in the Company’s consolidated financial statements from the date of acquisition. The Company recorded $5.5 million of goodwill in connection with the acquisition, representing the excess purchase price over the fair value of the acquired assets.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2005

Anchor Bay Entertainment

On December 11, 2003, the Company consummated the acquisition of the Anchor Bay Entertainment Group for an aggregate cash purchase price of approximately $57.5 million, net of cash acquired, plus transaction related costs that included the issuance of 0.1 million shares of IDT Class B common stock with a fair market value of $1.2 million. Anchor Bay is an independent video label that licenses films and other programming for home entertainment distribution. The acquisition was accounted for under the purchase method, and accordingly, the net assets and results of operations of the acquired business were included in the consolidated financial statements from the date of acquisition. The purchase price allocation, is as follows (in thousands):

Trade accounts receivable, inventory and other currents assets	$31,318
Goodwill	23,307
Intangible assets and other assets	19,838
Trade accounts payable, accrued expenses and other current liabilities	(16,990)
PURCHASE PRICE, NET OF CASH ACQUIRED	$57,473

DKP Effects

On March 29, 2004, the Company consummated the acquisition of DKP Effects, a Canadian company, for an aggregate purchase price of $7.5 million, consisting of 0.3 million shares of IDT Class B common stock, with a fair market value of $6.0 million and $1.5 million in cash. DKP Effects is in the business of producing three-dimensional animation and special effects. The acquisition was accounted for under the purchase method, and accordingly, the net assets and results of operations of the acquired business were included in the Company’s consolidated financial statements from the date of acquisition. The Company recorded $4.4 million of goodwill in connection with the acquisition, representing the excess purchase price over the fair value of the acquired assets.

Manga Entertainment

On June 9, 2004, the Company consummated the acquisition of Manga Entertainment from Palm Entertainment Properties, LLC for an aggregate purchase price of $18.0 million, consisting of $6.1 million in cash and 0.7 million shares of IDT Class B common stock, with a fair market value of $11.9 million. Manga Entertainment is a film company specializing in the production, distribution and worldwide marketing of Japanese animation, or “anime”, for home video and theatrical releases, and television broadcast. The acquisition was accounted for under the purchase method, and accordingly, the net assets and results of operations of the acquired business were included in the Company’s consolidated financial statements from the date of acquisition. The Company recorded $11.0 million of goodwill in connection with the acquisition, representing the excess purchase price over the fair value of the acquired assets.

Liberty Media Transaction

On March 4, 2004, the Company consummated an Agreement and Plan of Merger with Liberty Media and certain of its subsidiaries that held, in the aggregate, 1,117 shares of Class A common stock of IDT Investments, a subsidiary of the Company, 10,000 shares of Class B common stock of IDT Investments and 40,000 shares of Series A preferred stock of IDT Investments. Pursuant to the Agreement and Plan of Merger, the subsidiaries that held shares of capital stock of IDT Investments were merged with and into a wholly owned subsidiary of IDT. The merger consideration consisted of 2.8 million shares of IDT Class B common stock with a fair market value of $55.5 million, consisting of 0.9 million newly issued shares and 1.9 million shares which were delivered from treasury stock. The Company accounted for the acquisition of the IDT Investments Class A common stock and Class B common stock under the purchase method and for the acquisition of the IDT Investments preferred stock as a capital transaction. In connection with this transaction, the Company recorded a reduction to treasury stock of $30.6 million, a reduction in minority interests of $24.4 million, and goodwill of $6.2 million, which represents the excess purchase price paid over the fair value of the IDT Investments percentage of net assets acquired. The Company also recorded an increase to minority interest expense of $7.1 million, to adjust the acquired preferred stock to its accreted value.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2005

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

HMTF Transaction

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

The objective of the above transactions with Liberty Media and HMTF was to eliminate the need for a future cash payment by IDT upon maturity of the preferred stock of IDT Investments and IDT Telecom, and to simplify the ownership structure of IDT.

Note 9—Notes Payable

The Company’s notes payable consist of the following:

July 31 (in thousands)	2005	2004
$50.0 million five-year secured revolving credit facility	$32,882	$—
$12.0 million secured term loan due April 2013	11,625	—
$7.2 million secured term loan due May 2035	7,150	—
$47.6 million senior secured loan (see Note 5)	47,456	—
$13.6 million mezzanine secured loan (see Note 5)	13,578	—
Other	14,734	9,724
Total notes payable	127,425	9,724
Less current portion	(5,955)	(550)
Notes payable—long term portion	$121,470	$9,174

The estimated future principal payments for the notes payable as of July 31, 2005 are approximately as follows:

(in thousands)
Year ending July 31:
2006	$5,955
2007	3,765
2008	3,612
2009	8,035
2010	35,858
Thereafter	70,200
Total notes payable	127,425
Less current portion	(5,955)
Notes payable—long-term portion	$121,470

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2005

On April 22, 2005, the Company’s IDT Entertainment division, through its wholly-owned Anchor Bay Entertainment subsidiary, entered into a $50.0 million five-year secured revolving credit facility (the “Facility”) with a bank group led by JPMorgan Chase Bank, N.A., which may be increased up to $75.0 million in certain circumstances, as set forth in the Facility. The Facility provides funding for, among other things, the production of live-action and animated feature films and television series and the acquisition of additional titles for home video distribution. Interest on each loan under the Facility will be payable at either an annual Alternate Base Rate plus the Applicable Margin or at the London Interbank Offering Rate (“LIBOR”) plus the Applicable Margin, at the option of Anchor Bay, in each case as defined in the Facility. Pursuant to the Facility, the Alternate Base Rate is the greater of the Prime Rate, Base Certificate of Deposit (“CD”) Rate plus 1% and the Federal Funds Effective Rate plus 0.5%, in each case as defined in the Facility. Applicable Margin is 1.25% per annum in the case of an Alternate Base Rate loan or 2.25% per annum in the case of a LIBOR loan. The Facility requires Anchor Bay to pay an annual commitment fee of 0.5% per annum on any unused portion available to Anchor Bay under the Facility. Each loan may be prepaid in whole or in part at any time at Anchor Bay’s sole option without premium or penalty. The Facility contains various affirmative and negative covenants and representations and warranties. The Facility is secured by all of the issued and outstanding equity interests in the Company’s Anchor Bay, Manga, and New Arc subsidiaries. The Facility is non-recourse to IDT Corporation or to IDT Entertainment. During fiscal 2005, an aggregate of $32.9 million was drawn down, consisting of $26.4 million at an effective interest rate of 5.95%, which is effective through April 26, 2006, and $6.5 million at an effective interest rate of 6.38%, which is effective through July 28, 2006. As of July 31, 2005, $17.1 million remains available to the Company under the Facility.

On April 28, 2005, the Company entered into a $12.0 million term loan payable over 8 years to finance the cost of a property used to house the Company’s international call center operations. The loan bears interest at 5.37% and is payable in quarterly installments consisting of principal and interest beginning on July 28, 2005, with the last installment payable on April 28, 2013. The loan is secured by a mortgage on the property.

On June 30, 2005, the Company entered into a $7.2 million term loan payable over 30 years to finance the cost of a property used to house the Company’s domestic call center operations. The loan bears interest at the three month LIBOR plus 1.00% and is payable in monthly installments consisting of principal and interest beginning on July 31, 2005, with the last installment payable on May 30, 2035. The loan is secured by a mortgage on the property.

On August 26, 2005 the Company entered into an $11.0 million term loan payable over 10 years to finance the cost of two properties used to house some of the Company’s telecom network infrastructure. The loan bears interest at the rate of 5.60% per annum and is payable in monthly installments consisting of principal and interest beginning on October 1, 2005, with the last installment payable on August 1, 2015. The loan is secured by a mortgage on the two properties.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2005

Note 10—Income Taxes

Significant components of the Company’s deferred tax assets and deferred tax liabilities consist of the following:

July 31 (in thousands)	2005	2004
		(Restated)
Deferred tax assets:
Bad debt reserve	$16,845	$16,352
Reserves	6,824	6,500
Charitable contributions	13,879	11,227
Net operating loss	611,863	560,954
Other	5,899	5,899
Total deferred tax assets	655,310	600,932

Deferred tax liabilities:
SAB 51 gain on sales of subsidiary stock	(90,879)	(90,879)
Unrecognized gain/loss on securities	(380,445)	(380,634)
Depreciation	(11,919)	(14,979)
Exercise of stock options	(268)	(11,171)
Total deferred tax liabilities	(483,511)	(497,663)
Valuation allowance	(280,036)	(211,506)
NET DEFERRED TAX LIABILITIES	$(108,237)	$(108,237)

The provision for (benefit from) income taxes consists of the following for the years ended July 31:

(in thousands)	2005	2004	2003
		(Restated)
Current:
Federal	$—	$—	$—
State and local and foreign	11,898	9,581	(9,313)
	11,898	9,581	9,313)
Deferred:
Federal	—	(29,716)	(64,348)
State and local and foreign	—	(7,084)	(15,338)
	—	(36,800)	(79,686)
	$11,898	$(27,219)	$(70,373)

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows for the years ended July 31:

(in thousands)	2005	2004	2003
		(Restated)
U.S. federal income tax at statutory rate	$(11,170)	$(30,145)	$(30,761)
Valuation allowance	46,832	(23,796)	(11,217)
Foreign tax rate differential	(35,165)	(18,146)	(27,108)
Nondeductible expenses	9,795	44,095	8,682
State and local and foreign income tax, net of federal benefit	1,606	773	(9,969)
	$11,898	$(27,219)	$(70,373)

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2005

At July 31, 2005, the Company had federal and state net operating loss carryforwards of approximately $867 million. This carry-forward loss is available to offset future U.S. federal and state taxable income. The net operating loss carryforwards will start to expire in fiscal 2007, with fiscal 2005’s loss expiring in fiscal 2026. The Company also has foreign net operating losses of approximately $46.6 million, which will start to expire in fiscal 2011, and non-consolidated U.S. net operating losses of approximately $559 million from its Net2Phone subsidiary, which will expire through fiscal 2026. In fiscal 2005, the Company was notified by the Internal Revenue Service (“IRS”) that its fiscal 2001, 2002, and 2003 federal tax returns will be under audit, but such audit has not yet commenced. The IRS has recently completed their review of the Company’s fiscal 2000 federal tax return, but has not yet issued their findings. The Company does not anticipate any material changes as a result of these audits.

The Company has not recorded U.S. income tax expense for foreign earnings, as such earnings are permanently reinvested offshore. The cumulative undistributed foreign earnings are included in retained earnings in the Company’s consolidated balance sheets, and consisted of approximately $540 million at July 31, 2005. Upon distribution of these foreign earnings, the Company may be subject to U.S. income taxes and foreign withholding taxes.

On October 22, 2004 the American Jobs Creation Act (the “Act”) was signed into law. The Act includes a deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the Act, in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. As of July 31, 2005, the Company has the potential to repatriate up to $500 million of foreign earnings. The Company is in the process of evaluating the effects of the Act, and at this time, cannot predict an estimated completion date of any decision that it may make in regards to the Act. Accordingly, the Company cannot estimate the amount of taxes that may be payable on the eventual distribution of these foreign earnings.

Note 11—Stockholders’ Equity

Class A Common Stock, Class B Common Stock, and Common Stock

The rights of holders of Class A common stock, Class B common stock and common stock are identical except for certain voting and conversion rights and restrictions on transferability. The holders of Class A common stock are entitled to three votes per share. The holders of Class B common stock are entitled to one-tenth of a vote per share, and the holders of common stock are entitled to one vote per share. Class A common stock is subject to certain limitations on transferability that do not apply to Class B common stock and common stock. Each share of Class A common stock may be converted into one share of common stock, at any time, at the option of the holder.

Stock Options

Prior to March 15, 1996, the Company had an informal stock option program whereby employees were granted options to purchase shares of common stock. On March 15, 1996 the Company adopted the 1996 Stock Option and Incentive Plan as amended and restated (the “Option and Incentive Plan”) for employees, directors, and consultants to be eligible to receive awards of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock and deferred stock units. As of July 31, 2005, 0.1 million shares of Class B common stock remain available for future award grants under the Option and Incentive Plan.

In September 2005, the Board of Directors of the Company approved and adopted, subject to shareholder approval, the 2005 Stock Option and Incentive Plan (the “Plan”) to provide incentives to executives, employees, directors and consultants of the Company. Incentives available under the Plan may include stock options, stock appreciation rights, limited rights, deferred stock units, and restricted stock. The number of shares of Class B common stock reserved for award under the Plan is 2.5 million shares.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2005

A summary of stock option activity for the Company is as follows:

	Number of Options	Weighted- Average Exercise Price
Outstanding at July 31, 2002	14,159,222	9.69
Granted	4,809,539	14.78
Exercised	(2,575,172)	9.51
Canceled	(54,650)	11.03
Forfeited	(171,480)	16.45
Outstanding at July 31, 2003	16,167,459	11.17
Granted	1,917,790	19.82
Exercised	(4,816,697)	11.20
Canceled	(184,870)	15.76
Forfeited	(57,389)	11.42
Outstanding at July 31, 2004	13,026,293	12.38
Granted	3,006,408	14.18
Exercised	(442,150)	8.91
Canceled	(48,836)	17.86
Forfeited	(73,639)	14.00
OUTSTANDING AT JULY 31, 2005	15,468,076	$12.78

The following table summarizes the status of stock options outstanding and exercisable at July 31, 2005:

Range of Exercise Prices	Number of Stock Options Outstanding	Weighted- Average Remaining Contractual Life (in years)	Number of Stock Options Exercisable	Weighted- Average Exercise Price
$2.19 — $2.63	597,500	1.7	597,500	$2.19
$3.88 — $4.13	397,617	1.7	397,617	4.03
$6.22 — $9.01	3,413,687	5.3	3,413,687	8.30
$9.44 — $14.11	3,288,031	7.2	3,283,199	12.19
$14.23 — $19.91	7,461,242	7.6	7,442,427	16.01
$22.30 — $22.30	309,999	8.5	309,999	22.30
	15,468,076	6.6	15,444,429	$12.78

The weighted-average fair value of options granted was $4.61, $8.43 and $8.47 for the years ended July 31, 2005, 2004 and 2003, respectively. Options granted generally vest over periods up to three-years and are exercisable for a period not to exceed ten years from the date of grant.

Effective January 24, 2005, the Company has accelerated the vesting of all then outstanding unvested options to purchase shares of the Company’s Class B common stock (see Note 1).

On July 22, 2005, the Company modified the term of 0.7 million options held by the Company’s CEO, extending them for an additional ten years. As a result, the Company recorded additional non-cash compensation expense of $6.8 million.

During the year ended July 31, 2003, the Company modified stock options granted to certain employees of the Company to accelerate or extend their terms and, as a result, recorded additional non-cash compensation expense of approximately $2.3 million.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2005

On April 25, 2003, all then outstanding stock options exercisable for shares of the Company’s common stock (which were exercisable for an aggregate of 1.9 million shares) were amended to instead be exercisable for an equal number of shares of the Company’s Class B common stock. Because these options were originally recorded under APB No. 25, a new measurement date was triggered and the options were required to be accounted for under the intrinsic value method of accounting. As a result, the Company recorded non-cash compensation charges of $13.6 million. Also on April 25, 2003, the Board of Directors authorized that shares of Class B common stock held as treasury stock be allocated for issuance in connection with this amendment.

Net2Phone Stock Options

In December 2001, Net2Phone repriced outstanding options to purchase 6.4 million shares of Net2Phone’s common stock. The repriced options are subject to variable accounting treatment and, therefore, the repriced options, which are vested and unexercised, must be marked-to-market each quarter, until Net2Phone’s adoption of SFAS No. 123(R), in the first quarter of fiscal 2006 (see Note 1). Net2Phone did not record any non-cash compensation expense relating to the repriced options in fiscal 2005, as Net2Phone’s stock price in Fiscal 2005 was below the exercise price of its repriced options. For the years ended July 31, 2004 and 2003, Net2Phone recorded a reversal of previously recorded non-cash compensation charges of $5.3 million and non-cash compensation charges of $4.9 million, respectively, related to the repriced options.

During the years ended July 31, 2005, 2004 and 2003, Net2Phone granted options to employees to purchase 1.2 million, 0.1 million and 1.1 million shares of Net2Phone common stock, at weighted average exercise prices of $3.08, $5.73 and $3.30 per share, respectively. In addition, during the years ended July 31, 2005, 2004 and 2003, options to purchase nil, 1.3 million and 0.4 million shares of Net2Phone common stock were exercised at weighted average exercise prices of $3.84, $4.18 and $2.85 per share, respectively. Options of Net2Phone generally vest over periods up to four years and are exercisable for a period not to exceed ten years from the date of grant.

Restricted Stock

During the years ended July 31, 2005 and 2004, the Company granted 1.8 million and 1.2 million restricted shares of the Company’s Class B common stock, respectively, to employees, directors, and consultants, under its Option and Incentive Plan. The weighted-average grant-date fair value of the restricted shares granted during the years ended July 31, 2005 and 2004 was $14.05 and $20.82, respectively. Restricted shares generally vest over periods up to three years. Total non-cash compensation expense from the amortization of restricted shares granted was $19.7 million and $10.0 million during the years ended July 31, 2005 and 2004, respectively.

During the years ended July 31, 2005 and 2004, Net2Phone granted 1.1 million and 0.3 million restricted shares of Net2Phone common stock, respectively, to directors, officers, employees and a consultant under its stock option and incentive plan. The weighted-average grant-date fair value of the restricted shares granted by Net2Phone during the years ended July 31, 2005 and 2004 was $3.39 and $5.56, respectively. Restricted shares generally vest over periods up to three or four years. Total non-cash compensation expense from the amortization of restricted shares granted by Net2Phone was $1.8 million and $0.4 million during the years ended July 31, 2005 and 2004, respectively.

Treasury Stock

The Company’s Board of Directors has authorized the repurchase of up to 15 million shares of IDT Class B common stock and up to 5 million shares of IDT common stock. During fiscal 2005, the Company repurchased an aggregate of 1.2 million shares of IDT Class B common stock and common stock, for an aggregate purchase price of $15.6 million.

During the years ended July 31, 2005 and 2004, nil and 0.4 million shares, respectively, of the Company’s Class B common stock held in treasury were issued in connection with stock options exercises.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2005

During the year ended July 31, 2005, the Company exchanged an aggregate of 0.5 million shares of its newly issued Class B common stock with fair market value of $8.0 million for an equal number of shares of its common stock with an equal fair market value, which were held by individual investors and participants of the Company’s 401(k) plan. In connection with this exchange, the Company recorded an $8.0 million increase in the carrying value of its treasury stock, with the offset as an increase in additional paid in capital. In addition, during fiscal 2005, the Company acquired an aggregate of 0.2 million shares of its Class B common stock held by certain of its employees for $2.7 million.

During the year ended July 31, 2004, through a series of transactions, the Company exchanged an aggregate of 1.9 million shares of its Class B common stock held in treasury for an equal number of shares of its common stock, which were held by individual investors. In connection with these exchanges, the Company recorded a $1.5 million reduction in the carrying value of its treasury stock, with the offset being a reduction in additional paid in capital.

In June 2003, through a series of transactions, the Company exchanged 2.4 million shares of its common stock held in treasury for an equal number of shares of its Class A common stock, which was held by the Jonas Foundation. The 2.4 million shares of Class A common stock were then exchanged for an equal number of shares of the Company’s Class B common stock held by the Company’s Chairman of the Board. In addition, during the year ended July 31, 2004, the Company’s Chief Executive Officer exchanged 72,500 shares of IDT common stock that he owned for a like number of the Company’s Class B common stock.

Note 12—Commitments and Contingencies

On January 29, 2001, the Company filed a complaint against Telefonica S.A., Terra Networks, S.A., Terra Networks, U.S.A., Inc., and Lycos, Inc. in the United States District Court, District of New Jersey, relating to a joint venture the Company entered into with Terra Networks, S.A. in October 1999 and subsequently terminated in April 2000. The complaint asserted claims for, among other things, breaches of various contracts, breach of fiduciary duty, common law fraud, tortious interference with prospective economic advantage, and a securities fraud violation of Section 10(b)5 of the Securities Act against Terra Networks, S.A. The Company subsequently filed an amended complaint alleging a securities fraud violation of Section 20(a) of the Securities Act against two of the defendants, Terra Networks, S.A. and Terra Networks, U.S.A. Terra Networks, S.A. filed counterclaims against the Company for $3 million for breach of contract, securities fraud and unspecified punitive damages. On July 21, 2005, the parties settled this matter for a $44 million payment by Telefonica S.A., which was received by the Company in fiscal 2005.

On May 5, 2004, the Company filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a/ TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. The Company alleges that the defendants breached a settlement agreement that they had entered into with the Company to resolve certain disputes and civil actions among the parties. The Company alleged that the defendants did not provide the Company, as required under the settlement agreement, free of charge and for our exclusive use, a fifteen-year indefeasible right to use four wavelengths on the TyCom Global Network, a global undersea fiber optic network that TyCom Ltd. was deploying at that time. In June 2004, Tyco International (US) Inc. and Tyco Telecommunications (US) Inc. asserted several counterclaims against the Company, alleging that the Company breached the settlement agreement and is liable for damages for allegedly refusing to accept the defendants’ offer regarding the wavelengths referenced in the settlement agreement and for making a public statement that Tyco failed to provide the Company with the use of its wavelengths. The parties are engaged in discovery.

Shortly after the Company announced on June 28, 2005 its intention to commence a tender offer for all outstanding shares of common stock of Net2Phone, Inc. not owned by the Company or its affiliates, six class actions on behalf of all public common stockholders of Net2Phone were filed against the Company,

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2005

Net2Phone, and all directors of Net2Phone. Five of these actions were filed in the Court of Chancery, New Castle County, in Delaware and the sixth was filed in the Superior Court of New Jersey, Chancery Division, Essex County. In these actions, plaintiffs allege, among other things, that the Company, as a controlling shareholder of Net2Phone, is improperly denying Net2Phone’s public stockholders the opportunity to obtain fair value for their equity interests and seek to enjoin us from acquiring all the shares of Net2Phone common stock, alleging that the proposed consideration offered by the Company is inadequate. Plaintiffs also seek damages in the event the transaction is consummated.

IDT Telecom

On or about August 27, 2003, Aerotel, Ltd., Aerotel U.S.A., and Aerotel U.S.A., LLC (“Aerotel”) filed a complaint against the Company in the United States District Court, Southern District of New York, alleging infringement of U.S. Patent No. 4,706,275, entitled “Telephone System”, which was issued on November 10, 1987 to Aerotel Ltd. as the assignee of Zvi Kamil. The plaintiff is seeking (i) a permanent injunction against the Company; (ii) unspecified damages, together with prejudgment interest and costs; (iii) trebling of damages awarded under 35 U.S.C. 284; (iv) attorneys’ fees and costs; and (v) such other relief as the Court may deem just and proper. In December 2003, the Court granted the Company’s motion for a stay of the litigation pending a reexamination of certain claims of the patent by the U.S. Patent and Trademark Office (“PTO”). The Company understands that the PTO proceedings will end in the near future and that a reexamination certificate with respect to the patent will be issued. Accordingly, the stay is expected to be lifted shortly, at which point, the Company intends to vigorously contest Aerotel’s claims.

The Company and Ronald A. Katz Technology Licensing, L.P. (“Katz”) have reached a settlement on Katz’s assertion that certain products and services offered by the Company infringed certain patents of Katz.

On or about September 19, 2003, Irene Kieves served a complaint against the Company, which was filed in the Superior Court of New Jersey, Essex County, alleging a violation of the New Jersey Consumer Fraud Act in connection with Universal Service Fund surcharges imposed on the Company’s long distance customers. The plaintiff is seeking certification of a class consisting of all persons who subscribed to IDT long distance service and paid any Universal Service Fund surcharge associated with such service at any time since January 1, 1998. The damages sought have not yet been quantified. On or about November 10, 2003, the Company filed its answer to the complaint and asserted a counterclaim for breach of contract. The parties are participating in court-ordered, non-binding mediation.

On March 29, 2004, D. Michael Jewett (“Jewett”), a former employee whose employment the Company terminated less than seven months after he was first hired, filed a complaint against the Company in the United States District Court, District of New Jersey, following his termination. The complaint alleges (i) violations of the New Jersey Anti-Racketeering Statute; (ii) violations of the New Jersey Conscientious Employee Protection Act; (iii) violations of the New Jersey Law Against Discrimination; (iv) Common Law Defamation; and (v) New Jersey Common Law Intentional Infliction of Emotional Distress. Jewett is seeking damages of $31 million, plus attorneys’ fees. The Company denies the allegations contained in the complaint. The Company intends to contest it vigorously and moved to dismiss the complaint. The Company also sought sanctions against Jewett’s attorney. Jewett sent a copy of his complaint to the United States Attorney’s Office because in his complaint, Jewett alleged, among other things, that improper payments were made to foreign officials in connection with an IDT Telecom contract. As a result, the Department of Justice, the Securities and Exchange Commission and the United States Attorney in Newark, New Jersey have initiated investigations with respect to this matter. The Company and the Audit Committee of its Board of Directors also initiated independent investigations, conducted by outside counsel, regarding certain of the matters raised in the Jewett complaint and in these investigations. Neither the Company’s nor the Audit Committee’s investigation has found any evidence that the Company made any such improper payments to foreign officials. The Company continues to cooperate with these investigations.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2005

IDT Solutions

On or about December 16, 2004, Lucent Technologies, Inc. (“Lucent”) filed a complaint in the United States District Court, District of New Jersey, against the Company. Lucent alleges, among other things, that the Company—either directly or via an alter ego theory—acquired a number of Lucent 5ESS switches (the “Switches”) from the bankruptcy estate of debtor, Winstar Communications, Inc. and its subsidiaries, and operated the Switches without any licenses to utilize Lucent’s proprietary software to operate the Switches. Lucent is claiming: (a) copyright infringement; (b) conversion; (c) conspiracy to commit conversion; (d) fraudulent conveyance; and (e) quasi-contract. Lucent seeks, among other things, a preliminary and permanent injunction enjoining the Company from copying, transferring, distributing, or disposing of the Lucent 5ESS software; an award of damages in an amount not less than $51 million and punitive damages. On March 21, 2005, the Company filed an answer in which it: (a) denied the material allegations asserted against it, (b) asserted affirmative defenses, and (c) alleged counterclaims under the Racketeer Influenced and Corrupt Organizations Act (RICO), specifically claiming violations of 18 U.S.C. §1962(c) and 18 U.S.C. §1962(d) resulting from Lucent’s conspiring to violate §1962(c). The counterclaims also include claims for breach of contract, breach of covenant of good faith and fair dealing, tortious interference with contractual relations, tortious interference with prospective economic advantage, unjust enrichment, fraud in the inducement, and detrimental reliance. The parties are involved in preliminary settlement discussions in an effort to resolve this matter amicably.

In addition to the foregoing, we are subject to other legal proceedings that have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance in this regard, in the opinion of management, none of the legal proceedings to which the Company is a party, whether discussed above or otherwise, will have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Lease Obligations

The future minimum payments for capital and operating leases as of July 31, 2005 are approximately as follows:

(in thousands)	Operating Leases	Capital Leases
Year ending July 31:
2006	$45,679	$36,018
2007	29,462	21,339
2008	32,722	16,758
2009	22,628	6,939
2010	18,131	—
Thereafter	177,755	—
Total payments	$326,377	81,054
Less amount representing interest		(5,956)
Less current portion		(32,728)
Capital lease obligations—long-term portion		$42,370

Rental expense under operating leases was approximately $23.4 million, $41.5 million and $45.0 million for the years ended July 31, 2005, 2004, and 2003, respectively. In addition, connectivity charges under operating leases were approximately $131.9 million, $129.9 million, and $98.7 million, for the years ended July 31, 2005, 2004, and 2003, respectively.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2005

Commitments

The Company has entered into purchase commitments of approximately $12.9 million as of July 31, 2005, primarily related to connectivity agreements.

In February 2005, the Company entered into a four year agreement to grant a telecommunications service provider the right to service certain of the Company’s domestic and international traffic, in which the Company agreed to purchase $75 million of services over the term of the agreement. Also, in fiscal 2005, the Company entered into an agreement with a telecommunications service provider in which the Company committed to purchase at least $49 million of telecommunications services through October 2006.

On May 1, 2006, Net2Phone is required to purchase from Deutsche Bank 585,325 shares of Net2Phone’s common stock for a total price of $19.2 million. However, Net2Phone has at its sole and exclusive option, the right to cause Deutsche Bank, on or before December 31, 2005, to commence selling the shares in regular market transactions during the period between January 2, 2006 and April 25, 2006. In the event Net2Phone exercises this right, Net2Phone will pay Deutsche Bank, on May 1, 2006, only the excess of $19.2 million over the amount, net of commissions, received by Deutsche Bank from the sales of the shares during this period. As a result, Net2Phone has recorded this obligation, at each reporting period, at $19.2 million less the value of the 585,325 shares of Net2Phone common stock. As of July 31, 2005 and 2004, Net2Phone’s obligation was $18.1 million and $17.3 million, respectively. Net2Phone will continue to mark-to-market this obligation at each reporting period based on the value of Net2Phone’s common stock. This mark-to-market is included in investment and other income (expense), net, in our consolidated statements of operations.

As of July 31, 2005, the Company has letters of credit outstanding totaling $32.0 million, of which $19.9 million relate to Net2Phone’s payment obligation to Deutsche Bank, which expires in August 2006, and the remainder expire in fiscal 2006 though fiscal 2014. The Company includes the long-term portion of cash and marketable securities that serve as collateral against letters of credit in “restricted cash and marketable securities” in the Company’s consolidated balance sheets. In addition, approximately $4.6 million and $3.7 million of current cash is restricted against such letters of credit, and is included in “cash and cash equivalents” in the Company’s consolidated balance sheets as of July 31, 2005 and 2004, respectively. Also, approximately $24.1 million and $16.4 million of current marketable securities is restricted against letters of credit, and is included in “marketable securities” in the Company’s consolidated balance sheets as of July 31, 2005 and 2004, respectively.

Note 13—Related Party Transactions

The Company currently leases one of its facilities in Hackensack, New Jersey from a corporation which is wholly owned by the Company’s Chairman. Aggregate lease payments under such lease was less than $0.1 million in each of the years ended July 31, 2005, 2004 and 2003. The Company made payments for food related expenses to a cafeteria then owned and operated by the son of the Company’s chairman. During fiscal 2005, the cafeteria was sold to an unrelated third party. Such payments were $1.0 million, $0.9 million and $0.8 million for the years ended July 31, 2005, 2004 and 2003, respectively. The Company provides certain connectivity and other services to a publishing firm owned by the Company’s Chairman. Billings for such services were $0.3 million and $0.1 million in the years ended July 31, 2005 and 2004, respectively. The net balance owed to the Company by the publishing firm was approximately $0.2 million and $0.1 million as of July 31, 2005 and 2004, respectively. The Company distributes brochures for a distribution firm partially owned by the Company’s Chairman. Billings by the Company for such distribution services were $0.1 million in each of the years ended July 31, 2005 and 2004. The distribution firm also distributes brochures for the Company. Billings to the Company for such services were less than $0.1 million in each of the years ended July 31, 2005 and 2004. The net balance owed to the Company by the distribution firm was less than $0.1 million as of July 31, 2005 and 2004.

The Company obtains insurance policies from several insurance brokers. Some of the policies were arranged through a company affiliated with individuals related to both the Chairman and the General Counsel of the

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2005

Company. The aggregate premiums paid by the Company with respect to these policies in the years ended July 31, 2005 and 2004 were approximately $3.9 million and $1.9 million, respectively. The Company also paid premiums of approximately $1.6 million and $7.8 million in the years ended July 31, 2005 and 2004, to certain third party brokers that in turn shared commissions with respect to these premiums with the affiliated company. Other third party brokers wrote policies without the affiliated company receiving or sharing in any of the commissions. An outside insurance consultant reviews all insurance coverage of the Company to ensure that its insurance policies and their related costs are both necessary and reasonable.

The Chief Executive Officer and Vice-Chairman of the Company is a former partner in a law firm that has served as counsel to the Company since July 1996. Fees paid to this law firm by the Company were $0.1 million, $0.1 million and $0.2 million for the years ended July 31, 2005, 2004 and 2003, respectively. In addition, a Director of the Company, who resigned in the first quarter of fiscal 2006, is of counsel to a law firm that has served as counsel to the Company since November 1999. Fees paid to this law firm by the Company amounted to $4.5 million, $7.8 million and $15.3 million for the years ended July 31, 2005, 2004 and 2003, respectively. During fiscal 2004, a partner in a law firm that serves as counsel to the Company was appointed to the Company’s Board of Directors. Fees paid to this law firm by the Company were $0.9 million and $0.8 million for the years ended July 31, 2005 and 2004, respectively.

In fiscal 2004, the Company made a $0.5 million investment in an investment fund, in which a Director of the Company, who resigned in the first quarter of fiscal 2006 is a partner. In fiscal 2005, the Company made an additional investment of less than $0.1 million to this investment fund. Management fees paid to this investment fund were $0.1 million during the year ended July 31, 2004.

The Company had loans outstanding to employees aggregating approximately $2.3 million and $2.4 million as of July 31, 2005 and 2004, respectively, which are included within other current assets and other assets in the accompanying consolidated balance sheets.

On March 8, 2005, IDT purchased all of Liberty Media’s direct and indirect interests in Net2Phone. On October 22, 2003, Net2Phone and Liberty Cablevision of Puerto Rico, Inc., then an affiliate of Liberty Media, executed a cable telephony production agreement. According to the terms of this agreement, Net2Phone provides cable telephony services to Liberty Cablevision of Puerto Rico’s customers, and Net2Phone acts as Liberty Cablevision of Puerto Rico’s agent in requisitioning, configuring, staging and installing all infrastructure and technology components that facilitate these telecommunications services. During fiscal 2005, 2004 and 2003, Net2Phone recorded $1.6 million, $1.2 million and $1.4 million, respectively, in revenue from Liberty Cablevision of Puerto Rico. The fiscal 2003 revenue includes $1.3 million from infrastructure and related technology components installed during the fiscal year that were necessary for Liberty Cablevision of Puerto Rico to broadly distribute Net2Phone’s services. As of July 31, 2005, 2004 and 2003, Net2Phone had receivables from this agreement of $0.3 million, $0.1 million, and nil, respectively, and had deferred revenue from this agreement of $1.1 million, $0.7 million, and nil, respectively.

In April 2002, Net2Phone loaned Stephen Greenberg, who was then Net2Phone’s Vice Chairman and Chief Executive Officer and is now Net2Phone’s Chairman, the sum of $3.6 million. The loan bore interest at the short-term applicable federal rate under code section 1274(d), and principal and interest were due on April 9, 2005 (“Maturity Date”). The loan was non-recourse to Mr. Greenberg and was secured by options to purchase 300,000 shares, which carried a strike price of $5.08, of Net2Phone’s common stock granted to Mr. Greenberg in April 2002. The loan principal and accrued interest was not repaid on the Maturity Date and, pursuant to the terms of the loan agreement, Mr. Greenberg returned the 300,000 options to Net2Phone for cancellation. Due to the non-recourse nature of the loan, Net2Phone recorded compensation expense for the $3.6 million principal amount of the note over its three-year maturity period. Net2Phone recorded compensation expense relating to this loan of $0.8 million, $1.2 million and $1.2 million, respectively, during fiscal 2005, 2004 and 2003.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2005

Net2Phone previously loaned Mr. Greenberg $0.6 million pursuant to his original employment agreement with Net2Phone, entered into in July 2000, which was paid in full, plus interest, in the first quarter of fiscal 2004.

On October 31, 2004, Liore Alroy became Net2Phone’s Chief Executive Officer. Pursuant to an employment agreement Net2Phone entered into with Mr. Alroy effective October 31, 2004, Net2Phone granted Mr. Alroy 0.8 million stock options and 0.8 million shares of restricted stock pursuant to Net2Phone’s 1999 Amended and Restated Stock Option and Incentive Plan. The stock options have an exercise price equal to $3.45 per share, which was the fair market value of Net2Phone’s stock on the grant date, and will vest over the three-year term of the agreement, 33.3 percent on each anniversary of the effective date of the agreement. Similarly, the restrictions on the sale of the restricted stock will lapse over the three-year term of the agreement, 33.3 percent on each anniversary of the effective date of the agreement. During fiscal 2005, Net2Phone recorded $2.8 million in deferred compensation related to Mr. Alroy’s restricted stock grant and $0.7 million of non-cash compensation expense related to this agreement.

Pursuant to an employment agreement with Net2Phone’s former General Counsel dated January 8, 2001, Net2Phone guaranteed that the value (as defined in the agreement) of 150,000 options to purchase Net2Phone’s common stock held by its then General Counsel would be at least $1.6 million on January 7, 2004. To the extent the value of such options was less than $1.6 million, Net2Phone would pay its then General Counsel the difference in cash. On January 7, 2004, the value of the 150,000 options was $0.7 million. As required by the agreement, Net2Phone paid $0.9 million to its then General Counsel at that time.

Note 14—Defined Contribution Plans

The Company maintains a 401(k) Plan (the “Plan”) available to all employees meeting certain eligibility criteria. The Plan permits participants to contribute up to 20% of their salary, not to exceed the limits established by the Internal Revenue Code. The Plan provides for discretionary matching contributions of 50%, up to the first 6% of compensation, to be invested in IDT Class B common stock. The discretionary matching contributions vest over five years. Effective January 1, 2005, the Plan was amended to permit the discretionary matching contributions to be granted as of December 31 of each year. All contributions made by participants vest immediately into the participant’s account. For the years ended July 31, 2005, 2004 and 2003, Company contributions to the Plan were approximately $0.6 million, $1.4 million and $1.4 million, respectively. In addition, during the years ended July 31, 2005 and 2004, Net2Phone contributed 0.2 million shares of their common stock as matching contributions to their 401(k) Plan, and recorded non-cash compensation expense of $0.6 million and $0.5 million, respectively. The Company’s common stock and Class B common stock are not investment options for the Plan’s participants.

Note 15—Employee Stock Purchase Plan

On September 16, 2003, the Company’s Board of Directors approved an Employee Stock Purchase Plan (“ESPP”), authorizing the Company to reserve 0.5 million shares of its Class B common stock for future issuance under the ESPP. The ESPP offers eligible employees of the Company the ability to purchase shares of the Company’s Class B common stock through payroll deductions, not to exceed fifteen percent of the participant’s base wages or salary for a pay period, at eighty-five percent of the lesser of (a) the fair market value of the Company’s Class B common stock on the offering date, as defined, or the fair market value of the Company’s Class B common stock on the second offering date, as defined, if the employee was not a participant on the offering date; or (b) the fair market value of the Company’s Class B common stock on the purchase date, as defined. Participant purchases of Class B common stock under the ESPP are limited to a fair market value of $25,000 or 2,000 shares of Class B common stock each calendar year. During the years ended July 31, 2005 and 2004, the Company received $2.0 million and $0.9 million in proceeds and issued 0.2 million and 0.1 million shares, respectively, of the Company’s Class B common stock under the ESPP.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2005

Note 16—Business Segment Information

The Company has six reportable business segments: Retail Telecommunications Services, Wholesale Telecommunications Services, IDT Entertainment, Voice over IP, IDT Capital and IDT Solutions. The operating results of these business segments are distinguishable and are regularly reviewed by the Company’s chief operating decision maker.

The Retail Telecommunications Services business segment markets and sells prepaid and rechargeable calling cards and consumer local, long distance and wireless phone services. The Wholesale Telecommunications Services business segment consists of wholesale carrier services provided to other long distance carriers. The IDT Entertainment business segment consists of animated and live-action production operations and home entertainment distribution that comprise an increasingly integrated full-service entertainment company. The Voice over IP business segment consists mostly of Net2Phone, a provider of VoIP telephony products and services and of cable and other broadband telephony services. The IDT Capital segment consists primarily of brochure distribution, retail energy, call center services, and real estate investment businesses. In May 2004, the Company announced the restructuring of its IDT Solutions business segment, which consists of IDT Spectrum and Winstar Holdings, LLC. Such restructuring included the shut-down of Winstar Holdings’ CLEC business, by ceasing the provision of retail switched communications services to commercial customers. Such discontinuation of services has now been completed, except that Winstar Holdings currently continues to provide communications services to select governmental customers while it negotiates alternative ways to exit this remaining business. IDT Spectrum holds a significant number of licenses for commercial fixed wireless spectrum in the United States and is developing a fixed wireless network platform that will integrate the wireless spectrum with operational management capabilities and a flexible architecture to serve the specialized backhaul and telecommunications connectivity needs of a variety of customers.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2005

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

	Retail Telecommunications Services	Wholesale Telecommunications Services	IDT Entertainment	Voice over IP	IDT Capital	IDT Solutions	Corporate	Total
Year ended July 31, 2005
Revenues	$1,616,628	$541,683	$187,233	$73,623	$39,719	$9,636	$—	$2,468,522
Operating income (loss)	67,949	(18,509)	7,503	(53,463)	(14,239)	(38,375)	(66,702)	(115,836)
Non-cash compensation	9,933	2,075	1,221	4,126	1,097	167	12,930	31,549
Depreciation and amortization	60,667	21,533	12,078	8,717	4,137	2,607	2,155	111,894
Restructuring and impairment charges	33	—	—	18,160	1,835	14,184	—	34,212
Total Assets	1,047,049	167,106	386,767	151,923	161,217	14,132	49,396	1,977,590

Year ended July 31, 2004
Revenues	1,413,438	524,476	106,700	77,962	22,738	71,591	—	2,216,905
Operating income (loss)	96,012	(17,580)	(597)	(21,904)	(21,153)	(112,479)	(44,230)	(121,931)
Non-cash compensation	3,717	704	953	(3,168)	354	692	6,240	9,492
Depreciation and amortization	46,425	21,706	5,079	10,530	2,587	11,593	1,948	99,868
Restructuring and impairment charges	920	—	—	2,193	14,138	40,969	—	58,220
Total Assets	1,175,850	156,447	231,599	167,392	46,030	33,903	44,927	1,856,148

Year ended July 31, 2003
Revenues	1,233,190	405,473	5,023	80,769	22,539	87,553	—	1,834,547
Operating income (loss)	90,963	(27,594)	(2,418)	9,652	(6,648)	(88,762)	(48,813)	(73,620)
Non-cash compensation	—	2,791	—	15,303	—	—	14,192	32,286
Depreciation and amortization	40,859	20,283	87	11,037	1,861	13,480	1,702	89,309
Restructuring and impairment charges	—	1,450	—	7,362	—	4,500	—	13,312
Total Assets	$1,121,273	$204,109	$55,811	$146,097	$70,905	$93,656	$40,491	$1,732,342

Revenues from customers located outside of the United States represented approximately 29%, 23% and 19% of total revenues for the years ended July 31, 2005, 2004 and 2003, respectively, with no single foreign country representing more than 10% of total revenues. Western Europe represented 18%, 16%, and 15% of total revenues for the years ended July 31, 2005, 2004 and 2003, respectively. Revenues by country is determined based on the country where the customer is invoiced. Net long-lived assets and net total assets held outside of the United States, primarily in Western Europe, totaled approximately $131.3 million and $487.9 million as of July 31, 2005, and $75.4 million and $327.4 million as of July 31, 2004, respectively.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2005

Note 17—Gain on Sale of Subsidiary Stock

On April 17, 2003, IDT Media, Inc., the Company’s subsidiary that operated the entertainment and media businesses, sold to a subsidiary of Liberty Media 88.235 shares of its Class A common stock, at a price of $283,334 per share, for a total cash purchase price of $25.0 million. As a result of this sale of subsidiary stock, the Company’s ownership percentage in IDT Media, Inc. decreased from 100% to 94.4%. As a result of this transaction, the Company recognized a gain of $22.4 million and deferred taxes of $9.0 million during the year ended July 31, 2003, in accordance with SAB 51.

See Note 2 for a discussion of the $9.4 million SAB 51 gain recorded by the Company in fiscal 2004, as a result of Net2Phone’s common stock offering.

Note 18—Comprehensive Income (Loss)

The accumulated balances for each classification of comprehensive income (loss) were as follows (in thousands):

	Unrealized gain (loss) in available-for- sale securities	Foreign currency translation	Accumulated other comprehensive income (loss)
Beginning balance at July 31, 2002	$(1,462)	$(973)	$(2,435)
Change during the period	(5,931)	286	(5,645)
Balance at July 31, 2003	(7,393)	(687)	(8,080)
Change during the period	25,410	2,579	27,989
Balance at July 31, 2004	18,017	1,892	19,909
Change during the period	(19,988)	(1,817)	(21,805)
BALANCE AT JULY 31, 2005	$(1,971)	$75	$(1,896)

Note 19—Settlement by Net2Phone of Litigation

On March 19, 2003, Net2Phone and its ADIR Technologies, Inc. subsidiary filed suit in the United States District Court for the District of New Jersey against Cisco Systems, Inc. and a Cisco executive who had been a member of ADIR’s board of directors. The suit arose out of the relationships that had been created in connection with Cisco’s and Net2Phone’s original investments in ADIR and out of ADIR’s subsequent purchase of NetSpeak, Inc. in August 2001. In July 2003, Net2Phone and ADIR agreed to settle the suit and all related claims against Cisco and the Cisco executive in exchange for: (i) the transfer, during the first quarter of fiscal 2004, to Net2Phone of Cisco’s and Softbank Asia Infrastructure Fund’s respective 11.5% and 7.0% interests in ADIR, and (ii) the payment by Cisco, during such quarter, of $19.5 million to Net2Phone and ADIR. As a result of this settlement, Net2Phone recognized in fiscal 2004 a gain of $58.0 million, consisting of (i) a $38.9 million reduction in minority interests as a result of the transfer of the ADIR interests, (ii) the receipt of settlement proceeds of $19.5 million and (iii) a charge of $0.4 million in executive compensation directly related to the settlement.

Note 20—Liquidation of ADIR Technologies, Inc.

In September 2003, Net2Phone acquired 1,750 shares of Series A-1 preferred stock of its subsidiary, ADIR Technologies, Inc., from a group of investment funds. In addition, in consideration for general releases from certain employees of Net2Phone, and the surrender by them of their shares of ADIR common stock, ADIR cancelled promissory notes originally delivered by such employees. Following these transactions, Net2Phone became the sole shareholder of ADIR, and no longer had any minority shareholders in any of its subsidiaries. As a result, Net2Phone recorded a non-cash gain of $12.2 million in the first quarter of fiscal 2004, representing the reversal of the remaining minority interests balance after all minority shareholder interests were satisfied. The gain of $12.2 million is recorded in “investment and other income (expense), net” in the accompanying consolidated statements of operations for the year ended July 31, 2004.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2005

Note 21—Restructuring and Impairment Charges

The Company’s restructuring and impairment charges consist of the following:

Year ended July 31 (in thousands)	2005	2004	2003
IDT Solutions:
Workforce reductions	$559	$4,718	$—
Real estate network and connectivity reductions	11,686	2,900	—
Impairment charges	—	33,134	4,500
Other	1,939	217	—
	14,184	40,969	4,500
IDT Capital	1,835	14,138	—
IDT Telecom	33	920	1,450
Voice over IP	18,160	2,193	7,362
TOTAL	$34,212	$58,220	$13,312

IDT Solutions

In the first quarter of fiscal 2004, the Company approved a restructuring plan aimed at reducing the operating losses of Winstar Holdings. On May 12, 2004, the Company announced a further restructuring plan for Winstar Holdings, including the exit from its CLEC business, by ending the provision of retail switched communications services. As of November 1, 2004, all of Winstar Holdings’ commercial customers have found replacement services and are no longer on the Winstar network.

The restructuring plans included reductions to Winstar Holdings’ workforce, real estate network and network connectivity, as well as the impairment of assets to their estimated net recoverable value. The first quarter of fiscal 2004 restructuring plan has been fully implemented. The May 2004 restructuring plan is mostly complete, except that Winstar Holdings currently continues to provide communications services to select governmental customers while it negotiates alternative ways to exit the remaining business. The Company is required to maintain minimum service level commitments to its governmental customers. Failure to maintain adequate network infrastructure and/or support services could result in additional costs and liabilities to the Company pursuant to its agreements with these customers.

Workforce Reductions

In connection with the first quarter of fiscal 2004 restructuring plan, Winstar Holdings reduced its workforce during that quarter by 163 employees, to approximately 400 employees. As a result of this restructuring, during the year ended July 31, 2004, the Company recorded severance related charges of $1.1 million.

In connection with the May 2004 restructuring, Winstar Holdings further reduced its workforce to approximately 140 employees as of July 31, 2004 and to approximately 40 employees as of July 31, 2005. For the years ended July 31, 2004 and 2005, the Company recorded workforce reduction charges of $3.6 million and $0.6 million, respectively, relating to the May 2004 restructuring.

Real Estate Network and Connectivity Reductions

In connection with the first quarter of fiscal 2004 restructuring plan, which aimed to reduce Winstar Holdings’ network of provision-ready buildings down from approximately 3,000 buildings to 2,200 buildings, the Company recorded during the year ended July 31, 2004, real estate network reduction charges totaling $1.8 million and connectivity reduction charges totaling $1.1 million.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2005

As part of the May 2004 restructuring plan, the Company further terminated leases and related connectivity on an additional 2,151 buildings on Winstar’s network, and as such, recorded during the year ended July 31, 2005, real estate network reduction charges of $2.2 million and connectivity reduction charges of $9.5 million. As of July 31, 2005, approximately 49 buildings remained on Winstar’s network. Going forward, the Company anticipates to incur some additional restructuring charges relating to the early termination of real estate network leases and related connectivity.

Impairment Charges

The Company tested the recoverability of Winstar Holdings’ long-lived assets, as a result of the May 2004 restructuring plan announcement. In connection with such test, the Company recorded impairment charges of $21.9 million, $6.2 million, and $5.0 million to write down fixed assets, capitalized labor, and intangibles, respectively, to their estimated net realizable value, during the year ended July 31, 2004.

During the year ended July 31, 2003, Winstar Holdings recorded a $4.5 million impairment charge to write-down the carrying value of certain equipment. In determining fair value, the Company based such write-downs on market prices for similar assets.

IDT Capital

During the year ended July 31, 2005, impairment charges included $0.9 million relating to IDT Capital’s write-off of leasehold improvements abandoned as a result of the relocation of a call center operations facility and $0.9 million relating to the write-off of goodwill.

During the year ended July 31, 2004, impairment charges included $10.4 million relating to IDT Capital’s write-off of its TyCom undersea fiber assets, that TyCom Ltd. and several related Tyco entities were to deliver to the Company pursuant to a settlement agreement that resolved a prior dispute, and $3.3 million of goodwill and $0.4 million of broadcast equipment relating to IDT Capital syndicated radio network business.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2005

IDT Telecom

During the year ended July 31, 2004, IDT Telecom recorded a $0.9 million impairment charge, resulting from the write-off of goodwill relating to an unprofitable call center business which the Company ceased funding. During the year ended July 31, 2003, IDT Telecom recorded a $1.5 million impairment charge to write down the value of certain equipment.

Voice over IP

During the fourth quarter of fiscal 2005, based on the then quoted market price of Net2Phone’s common stock, the Company recorded an impairment charge of $15.8 million, to write-down the carrying value of goodwill originally recorded by IDT on its purchases of Net2Phone stock. The remainder of the Company’s Voice over IP segment’s restructuring and impairment charges for the year ended July 31, 2005, and for the years ended July 31, 2004 and 2003, relate primarily to contract termination costs and employee separation costs recorded by Net2Phone.

Reserve Summary

The following table summarizes the remaining reserve balances related to the Company’s restructuring activities:

	Balance at July 31, 2004	Charged to expense	Payments	Non-cash charges	Reserve adjustments	Balance at July 31, 2005
IDT Solutions:
Workforce reductions	$2,065	$559	$(2,624)	$—	$—	$—
Real estate network and connectivity reductions	788	11,686	(10,609)	(1,487)	—	378
Other	—	1,939	(1,374)	—	—	565
	2,853	14,184	(14,607)	(1,487)	—	943
IDT Capital	—	1,835	—	(1,835)	—	—
IDT Telecom	—	33	—	(33)	—	—
Voice over IP	2,114	18,160	(765)	(17,056)	19	2,472
TOTAL	$4,967	$34,212	$(15,372)	$(20,411)	$19	$3,415

Note 22—Selected Quarterly Financial Data (Unaudited)

The table below presents selected quarterly financial data (unaudited) of the Company for its fiscal quarters for the years ended July 31, 2005 and 2004:

Quarter Ended (in thousands, except per share data)	Revenues	Direct cost of revenues	Loss from operations	Net income (loss)	Per share —Basic	Per share —Diluted
2005:
October 31	$629,719	$469,937	$(11,916)	$(11,733)	$(0.12)	$(0.12)
January 31	608,846	447,515	(24,581)	(17,725)	(0.19)	(0.19)
April 30	606,704	453,547	(23,751)	(14,333)	(0.15)	(0.15)
July 31(a)	623,253	472,089	(55,588)	(23)	0.00	0.00
TOTAL	$2,468,522	$1,843,088	$(115,836)	$(43,814)
2004:
October 31(b)	$513,055	$394,208	$(18,441)	$22,834	$0.28	$0.26
January 31(c)	526,973	396,054	(16,157)	18,416	0.22	0.20
April 30(d)	565,664	428,732	(58,366)	(76,849)	(0.84)	(0.84)
July 31(e)	611,213	460,159	(28,967)	(23,312)	(0.25)	(0.25)
TOTAL(b)	$2,216,905	$1,679,153	$(121,931)	$(58,911)

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2005

(a) Included in loss from operations is a $15.8 million goodwill impairment charge recorded at our Voice over IP segment. Included in net loss is a $44.0 million gain from a settlement with Telefonica S.A.

(b) As a result of the restatement discussed in Note 1 to the consolidated financial statements, the Company restated its financial statements for the quarter ended October 31, 2003 and, as a result, recorded a $36.8 million increase in benefit from income taxes.

(c) Included in net income is a $9.4 million gain recorded by the Company as a result of Net2Phone’s common stock offering and a $21.6 million gain in connection with receipt of proceeds from Telefonica International S.A., resulting from an arbitration award.

(d) Included in loss from operations are $28.1 million of restructuring and impairment charges recorded by IDT Solutions and a $10.4 million impairment charge recorded by IDT Capital related to the write-off of its Tycom undersea fiber assets.

(e) Included in loss from operations is an $8.7 million restructuring and impairment charge recorded by IDT Solutions.

IDT CORPORATION

SCHEDULE 1

FINANCIAL STATEMENT SCHEDULE—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at beginning of period	Additions charged to costs and expenses	Deductions(1)	Balance at end of period
2005
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$57,384	$35,526	$(28,040)	$64,870
2004
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$42,586	$34,324	$(19,526)	$57,384
2003
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$39,207	$24,606	$(21,227)	$42,586

(1) Uncollectible accounts written off, net of recoveries.