Form 10-Q
period 2005-10-31
IDT CORP
filed 2005-12-12
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of December 1, 2005, the registrant had the following shares outstanding:

Common Stock, $.01 par value:	16,455,373 shares outstanding (excluding 8,619,487 treasury shares)
Class A common stock, $.01 par value:	9,816,988 shares outstanding
Class B common stock, $.01 par value:	72,415,476 shares outstanding (excluding 3,521,313 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

IDT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2005	July 31, 2005
	(Unaudited)	(Note 1)
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$169,868	$171,959
Marketable securities	693,543	780,263
Trade accounts receivable, net	223,103	194,707
Other current assets	137,970	121,130

Total current assets	1,224,484	1,268,059
Property, plant and equipment, net	363,798	370,157
Goodwill	111,188	110,966
Licenses and other intangibles, net	31,070	32,591
Investments	54,050	50,941
Other assets	164,284	144,714

Total assets	$1,948,874	$1,977,590

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$98,862	$115,999
Accrued expenses	255,445	231,416
Deferred revenue	145,034	144,248
Capital lease obligations—current portion	33,585	32,728
Other current liabilities	46,587	44,817

Total current liabilities	579,513	569,208
Deferred tax liabilities, net	108,232	108,237
Capital lease obligations—long-term portion	37,824	42,370
Notes payable—long-term portion	146,137	121,470
Other liabilities	8,948	8,217

Total liabilities	880,654	849,502
Minority interests	81,961	89,891
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000,000; no shares issued	—	—
Common stock, $.01 par value; authorized shares—100,000,000; 25,074,860 shares issued at October 31, 2005 and July 31, 2005; 16,642,573 and 18,014,723 shares outstanding at October 31, 2005 and July 31, 2005, respectively	251	251
Class A common stock, $.01 par value; authorized shares—35,000,000; 9,816,988 shares issued and outstanding at October 31, 2005 and July 31, 2005	98	98
Class B common stock, $.01 par value; authorized shares—100,000,000; 75,935,289 and 75,917,516 shares issued at October 31, 2005 and July 31, 2005, respectively; 72,808,776 and 73,550,857 shares outstanding at October 31, 2005 and July 31, 2005, respectively	759	759
Additional paid-in capital	895,125	907,223
Treasury stock, at cost, consisting of 8,432,287 and 7,060,137 shares of common stock and 3,126,513 and 2,366,659 shares of Class B common stock at October 31, 2005 and July 31, 2005, respectively	(174,331)	(147,690)
Deferred compensation	—	(19,043)
Accumulated other comprehensive loss	(6,214)	(1,896)
Retained earnings	270,571	298,495

Total stockholders’ equity	986,259	1,038,197

Total liabilities and stockholders’ equity	$1,948,874	$1,977,590

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended October 31,
	2005	2004
	(In thousands, except per share data)
Revenues	$623,099	$629,719
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	467,757	469,937
Selling, general and administrative (includes $7,086 in 2005 and $4,833 in 2004 of stock-based compensation)	154,404	144,684
Depreciation and amortization	27,967	24,379
Restructuring and impairment charges	814	2,635

Total costs and expenses	650,942	641,635

Loss from operations	(27,843)	(11,916)
Interest income, net	3,081	5,488
Investment and other income, net	1,096	1,344

Loss before minority interests and income taxes	(23,666)	(5,084)
Minority interests	(1,396)	(2,683)
Provision for income taxes	(2,862)	(3,966)

Net loss	$(27,924)	$(11,733)

Earnings per share:
Net loss:
Basic	$(0.28)	$(0.12)
Diluted	$(0.28)	$(0.12)
Weighted-average number of shares used in calculation of earnings per share:
Basic	98,161	95,208

Diluted	98,161	95,208

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended October 31,
	2005	2004
	(In thousands)
Net cash used in operating activities	$(47,803)	$(5,956)
Investing activities
Capital expenditures	(20,699)	(23,194)
Issuance of notes receivable, net	(1,933)	(3,499)
Investments and acquisitions, net of cash acquired	(3,784)	(27,834)
Proceeds from sales and maturities of marketable securities	862,292	1,482,123
Purchases of marketable securities	(779,014)	(1,410,076)

Net cash provided by investing activities	56,862	17,520
Financing activities
Proceeds from exercise of stock options	199	156
Proceeds from sale lease back transactions on capital leases	—	778
Proceeds from borrowings	27,447	—
Repayments of capital lease obligations	(3,689)	(6,470)
Repayments of borrowings	(633)	—
Repurchases of common stock and Class B common stock	(26,657)	—
Cash and marketable securities restricted against letters of credit	—	2,568
Distributions to minority shareholders of subsidiaries	(7,797)	(9,175)

Net cash used in financing activities	(11,130)	(12,143)
Effect of exchange rate changes on cash and cash equivalents	(20)	2,835

Net (decrease) increase in cash and cash equivalents	(2,091)	2,256
Cash and cash equivalents, beginning of period	171,959	142,177

Cash and cash equivalents, end of period	$169,868	$144,433

Supplemental schedule of non-cash investing and financing activities
Purchases of property, plant and equipment through capital lease obligations	$—	$1,499

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation. Operating results for the three month period ended October 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2006. The balance sheet at July 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2005, as filed with the U.S. Securities and Exchange Commission.

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2006 refers to the fiscal year ending July 31, 2006).

Note 2—Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended, until July 31, 2005, the Company accounted for its stock option plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and as such, generally recognized no compensation cost on grants of employee stock options. Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, using the modified-prospective transition method. Under that transition method, compensation cost recognized during the three months ended October 31, 2005 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of August 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to August 1, 2005, based on the grant-date fair value estimated in accordance with SFAS No. 123(R). Results for prior periods have not been restated. Stock-based compensation was previously presented as a separate line item on the condensed consolidated statements of operations. However, in accordance with Staff Accounting Bulletin No. 107 issued in March 2005, stock-based compensation has been included effective August 1, 2005 in selling, general and administrative expense. In addition, when the Company adopted SFAS No. 123(R) on August 1, 2005, deferred compensation was reduced to zero with a corresponding decrease to additional paid in capital.

As a result of adopting SFAS No. 123(R) on August 1, 2005, the Company’s loss before income taxes and net loss for the three months ended October 31, 2005, is $0.9 million higher than if it had continued to account for share-based compensation under Opinion No. 25. Basic and diluted earnings per share for the three months ended October 31, 2005 would not have changed if the Company had not adopted SFAS No. 123(R).

The Company does not currently recognize tax benefits resulting from tax deductions in excess of the compensation cost recognized because of federal and state net operating loss carryforwards available to offset future federal and state taxable income. Accordingly, the adoption of SFAS No. 123(R) did not have any impact on the Company’s consolidated statements of cash flows.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months ended October 31, 2004:

Three Months Ended October 31, 2004
(in thousands, except per share data)
Net loss, as reported	$(11,733)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects and minority interests	3,947
Deduct: Total stock-based employee compensation expense determined under the fair value based method of accounting for all awards, net of related tax effects and minority interests	(9,367)

Pro forma net loss	$(17,153)

Earnings per share:
Basic—as reported	$(0.12)

Basic—pro forma	$(0.18)

Diluted—as reported	$(0.12)

Diluted—pro forma	$(0.18)

Share-Based Compensation Plans

Prior to March 15, 1996, the Company had an informal stock option program whereby employees were granted options to purchase shares of common stock. On March 15, 1996 the Company adopted the 1996 Stock Option and Incentive Plan as amended and restated (the “Option and Incentive Plan”) for employees, directors, and consultants to be eligible to receive awards of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock and deferred stock units. As of October 31, 2005, 0.1 million shares of Class B common stock remain available for future award grants under the Option and Incentive Plan.

In September 2005, the Board of Directors of the Company approved and adopted, subject to shareholder approval, the 2005 Stock Option and Incentive Plan (the “Stock Option and Incentive Plan”) to provide incentives to executives, employees, directors and consultants of the Company. Incentives available under the Stock Option and Incentive Plan may include stock options, stock appreciation rights, limited rights, deferred stock units, and restricted stock. The maximum number of shares of Class B common stock reserved for award under the Stock Option and Incentive Plan is 2.5 million shares, and as of October 31, 2005, all of the shares remained available for future grants.

The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Option and share awards generally vest on a graded basis over three years of service and have ten year contractual terms. Compensation cost is generally recognized on a straight-line basis over three years. The compensation cost that has been charged against income for the Company and its subsidiaries’ share-based compensation plans was $7.1 million and $4.8 million for the three months ended October 31, 2005 and 2004, respectively. No income tax benefits were recognized in the consolidated statements of operations for share-based compensation arrangements during the three months ended October 31, 2005 and 2004.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of share-based payments are estimated on the date of the grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s Class B common stock and other factors. The Company uses historical data on exercise of stock options, post vesting forfeitures and other factors to estimate the expected term of the share-based payments granted. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Generally, share-based payments become exercisable over a three-year graded vesting period, and stock options expire ten years from the date of grant.

	Three Months Ended October 31, 2005
ASSUMPTIONS
Average risk-free interest rate	4.04%
Expected dividend yield	—
Expected volatility	27%
Expected term	3.6	Years

Stock Options

A summary of stock option activity as of October 31, 2005, and changes during the three months ended October 31, 2005, is presented below:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2005	15,468	$12.78
Granted	15	12.69
Exercised	(22)	9.05
Forfeited or expired	(79)	16.86

Outstanding at October 31, 2005	15,382	$12.77	6.8	$22,701

Exercisable at October 31, 2005	15,358	$12.76	6.8	$22,701

The weighted-average grant-date fair value of options granted by the Company during the three months ended October 31, 2005 was $3.36. The total intrinsic value of options exercised during the three months ended October 31, 2005 was $0.1 million. During the three months ended October 31, 2005, the Company received $0.2 million in cash proceeds from the exercise of its stock options.

Restricted Stock

The fair value of nonvested shares of the Company’s Class B common stock is determined based on the closing trading price of the Company’s Class B common stock on the grant date.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s nonvested shares as of October 31, 2005, and changes during the three months ended October 31, 2005, is presented below:

	Number of Nonvested Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested Shares at July 31, 2005	2,209	$15.96
Granted	21	12.45
Vested	(87)	15.79
Forfeited	(24)	15.65

Nonvested shares at October 31, 2005	2,119	15.93

As of October 31, 2005, there was $13.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock option and incentive plans. That cost is expected to be recognized over a weighted-average period of 0.8 years. The total cost of non-vested shares granted that was recognized as compensation during the three months ended October 31, 2005 was $5.2 million.

IDT Spectrum

On December 7, 2005, IDT Spectrum filed an amended registration statement on Form S-1 with the Securities and Exchange Commission, for a proposed initial public offering of 4.2 million shares of its Class B common stock. In addition, IDT Spectrum granted the underwriter the right to purchase up to 0.6 million additional shares from IDT Spectrum within 30 days after the date of the prospectus to cover any over-allotments. The registration statement was declared effective on December 12, 2005.

Effective December 12, 2005, IDT Spectrum adopted a 2005 Stock Option and Incentive Plan and reserved for issuance approximately 12% of IDT Spectrum’s total outstanding stock, after giving effect to the sale of its Class B common stock in the offering.

Note 3—Investment in Net2Phone

As of October 31, 2005 and 2004, the Company’s effective equity interest in Net2Phone was approximately 40.3% and 16.1%, respectively and its aggregate voting power in Net2Phone was approximately 56.4% and 56.5%, respectively. Accordingly, in the accompanying condensed consolidated financial statements, during the three months ended October 31, 2005 and 2004, the Company recorded in minority interests the share of Net2Phone’s net loss attributable to the other shareholders of Net2Phone.

On November 10, 2005, the Company announced that it has commenced a tender offer for all outstanding shares of common stock of Net2Phone not owned by IDT or its affiliates, at a price of $2.00 per share, net to the sellers in cash. The expiration date for the tender offer is December 12, 2005, unless the offer is extended. On the expiration date, and assuming satisfaction or waiver of all conditions of the offer, all validly tendered shares not previously withdrawn will be accepted for purchase pursuant to the terms of the offer, and paid for promptly.

On November 25, 2005, Net2Phone announced that its independent committee is expressing no opinion and is remaining neutral with respect to IDT’s offer. Consequently, Net2Phone stockholders should make their own decisions on whether to accept the offer, based on all of the available information, including the factors considered by the independent committee.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The offer is subject to the non-waivable condition that it be accepted by holders of a majority of the outstanding shares of common stock of Net2Phone not owned by IDT or its affiliates. The offer is subject to the waivable condition that the Company directly or indirectly own at least 90% of the outstanding shares of common stock of Net2Phone following consummation of the offer. As promptly as practicable following the consummation of the offer, the Company would effect a merger of Net2Phone with a subsidiary of IDT in which all remaining holders of Net2Phone common stock would receive the same consideration for their shares as the holders who tendered their shares received in the offer. The offer is also subject to other terms and conditions that is set forth in the tender offer materials distributed to Net2Phone stockholders. If the merger is completed, the Company intends to delist Net2Phone’s common stock from quotation on Nasdaq and terminate the registration of Net2Phone’s common stock under the Securities Exchange Act of 1934.

Note 4—Notes Payable

On December 2, 2005, the Company’s IDT Entertainment division entered into a $125.0 million five and a half year secured revolving credit facility (the “Credit Facility”), with a bank group led by JPMorgan Chase Bank, N.A., of which $95.0 million had been committed as of that date and the remaining $30.0 million of which is subject to obtaining commitments from additional lenders. The Credit Facility will be used to fund a portion of certain costs of the production and distribution of animated feature length films to be produced or acquired by IDT Entertainment, as well as interest and other costs of the Credit Facility and certain overhead amounts.

Production funding, on each qualifying picture, is limited to 25% of the lesser of the cash budget and the final negative cost, and distribution funding, for each qualifying picture, is limited to 80% of the worldwide theatrical distribution expenses, as defined in the Credit Facility. Interest on each loan under the Credit Facility will be payable at either an annual Alternate Base Rate plus the Applicable Margin or at the London Interbank Offering Rate (“LIBOR”) plus the Applicable Margin, at the option of IDT Entertainment, in each case as defined in the Credit Facility. Applicable Margin is 1.5% per annum in the case of an Alternate Base Rate loan or 2.5% per annum in the case of a LIBOR loan. The Credit Facility requires IDT Entertainment to pay an annual commitment fee of 0.5% per annum on any unused portion available to IDT Entertainment under the Credit Facility. Each loan may be prepaid in whole or in part at any time at IDT Entertainment’s sole option without premium or penalty. The Credit Facility contains various affirmative and negative covenants and representations and warranties. The Credit Facility is secured by the slate of IDT Entertainment’s computer generated animated feature films, and is non-recourse to IDT Corporation, the parent company.

The Company’s IDT Entertainment division, through its wholly-owned Anchor Bay Entertainment subsidiary, maintains a $50.0 million five-year secured revolving credit facility (the “Facility”) with a bank group led by JPMorgan Chase Bank, N.A., which may be increased up to $75.0 million in certain circumstances, as set forth in the Facility. In October 2005, $14.0 million was drawn down from the Facility at an effective interest rate of 6.9%, and this rate is effective through October 2006. As of October 31, 2005, $3.1 million remains available to the Company under the Facility.

On August 26, 2005, the Company entered into an $11.0 million term loan payable over 10 years to finance the cost of two properties used to house most of the Company’s telecom network infrastructure. The loan bears interest at the rate of 5.60% per annum and is payable in monthly installments consisting of principal and interest beginning on October 1, 2005, with the last installment payable on August 1, 2015. The loan is secured by a mortgage on the two properties.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase of up to 15 million shares of IDT Class B common stock and up to 5 million shares of IDT common stock. In the first quarter of fiscal 2006, the Company repurchased an aggregate of 2.1 million shares of IDT common stock and Class B common stock for $26.7 million. Through October 31, 2005, under the Company’s existing stock repurchase program, the Company repurchased an aggregate of 3.3 million shares of IDT common stock and Class B common stock for an aggregate purchase price of $42.2 million.

Note 6—Sale of Corbina Telecom

On November 9, 2005, the Company entered into a binding memorandum of understanding for the sale of its Russian telecom business, Corbina Telecom, to a Moscow based consortium of private equity investors, for approximately $145.7 million in cash. Corbina operates a licensed full-service telecommunications business, offering a broad range of services throughout the 24 largest industrial areas in the Russian market. Revenues generated by Corbina during the three months ended October 31, 2005 and 2004 were $19.2 million and $14.8 million, respectively. Corbina represented 3.7% and 2.7% of IDT Telecom’s total revenues in the three months ended October 31, 2005 and 2004, respectively. The transaction is subject to certain customary contingencies and is expected to close in the second quarter of fiscal 2006, at which time the Company anticipates the sale of Corbina to meet the criteria and be reported as a discontinued operation.

Note 7—Business Segment Information

The Company has six reportable business segments: Retail Telecommunications Services, Wholesale Telecommunications Services, IDT Entertainment, Voice over IP, IDT Capital and IDT Solutions. The operating results of these business segments are distinguishable and are regularly reviewed by the Company’s chief operating decision maker.

The Retail Telecommunications Services business segment markets and sells primarily prepaid and rechargeable calling cards and consumer local, long distance and wireless phone services. The Wholesale Telecommunications Services business segment consists of wholesale carrier services provided to other long distance carriers. The IDT Entertainment business segment consists of animated and live-action production operations and home video entertainment operations that comprise an increasingly integrated full-service entertainment company. The Voice over IP business segment consists mostly of Net2Phone, a provider of VoIP telephony products and services and of cable and other broadband telephony services. The IDT Capital business segment consists primarily of retail energy, brochure distribution and call center services. The Company operates its IDT Solutions business segment through its IDT Spectrum and Winstar Holdings, LLC subsidiaries. IDT Spectrum holds a significant number of licenses for commercial fixed wireless spectrum in the United States, and is developing a fixed wireless network platform that will integrate the wireless spectrum with operational management capabilities and a flexible architecture to serve the specialized backhaul and telecommunications connectivity needs of a variety of customers. Winstar Holdings provides communications services to select governmental customers, and is currently negotiating alternative ways to exit this business.

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

	Retail Telecommunications Services	Wholesale Telecommunications Services	IDT Entertainment	Voice over IP	IDT Capital	IDT Solutions	Corporate	Total
Three Months Ended October 31, 2005
Revenues	$383,181	$137,359	$48,142	$21,585	$31,437	$1,395	$—	$623,099
Operating income (loss)	12,346	(6,195)	707	(8,079)	(3,610)	(6,247)	(16,765)	(27,843)
Restructuring and impairment charges	—	—	—	(556)	—	1,370	—	814
Three Months Ended October 31, 2004
Revenues	$411,013	$129,184	$60,413	$18,079	$6,597	$4,433	$—	$629,719
Operating income (loss)	20,596	(4,851)	4,582	(7,837)	(2,949)	(9,262)	(12,195)	(11,916)
Restructuring and impairment charges	—	—	—	878	—	1,757	—	2,635

Note 8—Earnings Per Share

The Company computes earnings per share under the provisions of SFAS No. 128, Earnings per Share, whereby basic earnings per share is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share, except that the number of shares is increased to include non-vested restricted stock and to assume exercise of potentially dilutive stock options and contingently issuable shares using the treasury stock method, unless the effect of such increase is anti-dilutive. For the three months ended October 31, 2005 and 2004, the diluted earnings per share amounts equal basic earnings per share because the Company had net losses and the impact of the assumed exercise of stock options, non-vested restricted stock and contingently issuable shares would have been anti-dilutive.

The following securities have been excluded from the dilutive earnings per share computation (in thousands):

	Three Months Ended October 31,
	2005	2004
Stock options	15,382	12,982
Non-vested restricted stock	2,119	1,035
Contingently issuable shares	85	—

Total	17,586	14,017

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Comprehensive Loss

The Company’s comprehensive loss consists of the following (in thousands):

	Three Months Ended October 31,
	2005	2004
Net loss	$(27,924)	$(11,733)
Foreign currency translation adjustments	(484)	2,588
Unrealized (losses) gains in available-for-sale securities	(3,834)	8,989

Comprehensive loss	$(32,242)	$(156)

Note 10—Restructuring and Impairment Charges

The Company’s restructuring and impairment charges consist of the following (in thousands):

	Three Months Ended October 31,
	2005	2004
IDT Solutions:
Workforce reductions	$61	$—
Real estate network and connectivity reductions	876	1,237
Other	433	520

	1,370	1,757
Voice over IP	(556)	878

Total	$814	$2,635

IDT Solutions

On May 12, 2004, the Company announced a restructuring plan for IDT Solutions, including the exit from its retail communications business, by ending the provision of switched services. As of November 1, 2004, all of IDT Solutions’ commercial customers had found replacement services and were no longer on the Winstar network.

The restructuring plan included reductions to IDT Solutions’ workforce, real estate network and network connectivity, as well as the impairment of assets to their estimated net recoverable value. The restructuring plan is now mostly completed, except that IDT Solutions continues to provide communications services to select governmental customers while it negotiates alternative ways to exit this remaining business. The Company is required to maintain minimum service level commitments to its governmental customers. Failure to maintain adequate network infrastructure and/or support services could result in additional costs and liabilities to the Company pursuant to its agreements with these customers.

Real estate network and connectivity reductions

As part of the restructuring plan, the Company has terminated leases and related connectivity on all the buildings on Winstar’s network, except for approximately 30 buildings. During the three months ended October 31, 2004, the Company recorded real estate network reduction charges of $0.1 million and connectivity reduction charges of $1.1 million. During the

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

three months ended October 31, 2005, the Company recorded real estate network reduction charges $0.9 million. Going forward, the Company anticipates to still incur some additional restructuring charges relating to the early termination of real estate network leases and related connectivity.

Reserve summary

The following table summarizes the remaining reserve balances related to restructuring and impairment charges:

	Balance at July 31, 2005	Charged to Expense	Payments	Non-cash Charges	Reserve Adjustments	Balance at October 31, 2005
IDT Solutions:
Workforce reductions	$—	$61	$(61)	$—	$—	$—
Real estate network and connectivity reductions	378	876	(745)	—	—	509
Other	565	433	(752)	—	—	246

	943	1,370	(1,558)	—	—	755
Voice over IP	2,472	(556)	(266)	(251)	165	1,564

Total	$3,415	$814	$(1,824)	$(251)	$165	$2,319

Note 11—Legal Proceedings and Contingencies

Legal proceedings in which the Company is involved are more fully described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2005. Unless otherwise indicated in this Report, all legal proceedings discussed in that Annual Report remain outstanding.

IDT Telecom

With respect to the complaint filed against the Company by Michael Jewett (“Jewett”), on November 17, 2005, Judge Lifland heard oral argument on our motion to dismiss and the other defendants’ motions to dismiss. The Court (a) dismissed Jewett’s claims for alleged violations of the New Jersey Anti-Racketeering Statute, (b) dismissed Jewett’s claim for alleged violations of the New Jersey law against discrimination (“LAD”) as to hostile work environment, (c) dismissed Jewett’s tortious interference claim, and (d) narrowed Jewett’s claims of violations (i) of the New Jersey Conscientious Employee Protection Act, (ii) with respect to the defamation claim, and (iii) with respect to alleged violations of LAD as to retaliatory discharge.

In addition to the foregoing, the Company is subject to other legal proceedings that have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance in this regard, in the opinion of management, none of the legal proceedings to which the Company is a party will have a material adverse effect on its results of operations, cash flows or its financial condition.

Note 12—American Jobs Creation Act

On October 22, 2004 the American Jobs Creation Act (the “Act”) was signed into law. The Act includes a deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the Act, in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. Under the Act, the Company has the potential to repatriate up to $500

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million of foreign earnings. The Company is in the process of evaluating the effects of the Act, and at this time, cannot predict an estimated completion date of any decision that it may make in regards to the Act. Accordingly, the Company cannot estimate the amount of taxes that may be payable on the eventual distribution of these foreign earnings.

Note 13—Altice Agreement

On November 4, 2004, Net2Phone entered into cable telephony license agreements (the “Agreements”) with three Altice One cable properties (collectively “Altice”), to enable Altice to offer Net2Phone VoIP solutions to its subscribers in Belgium, Luxembourg and France. Since Altice launched Net2Phone telephony services earlier this year, approximately 10,000 customers have subscribed. The Agreements with Altice provide that, in the event of a change in control of any of the cable systems, Altice is required to either terminate the Agreements and remit a predetermined buyout payment to Net2Phone, or cause the acquirer of a controlling interest to be bound by the Agreements.

On November 15, 2005, Altice notified Net2Phone that a third party had acquired a controlling interest in Altice, that the third party would not agree to be bound by all of Altice’s obligations under the Agreements, and that therefore, the Agreements were being terminated. Simultaneously, Altice wired an $18.8 million buyout payment to Net2Phone. This amount is materially less than the predetermined buyout payment Net2Phone believes is required by the Agreements. Altice has indicated that they would welcome further discussions with Net2Phone in this regard. Net2Phone has informed Altice and its third-party acquirer that the buyout provisions of the Agreements require an additional payment of approximately $29 million and that Net2Phone reserves its rights to all claims that may result from the termination. There can be no assurance that Net2Phone will receive any portion of this additional $29 million or will be able to execute new operating agreements on terms favorable to them, or at all. Net2Phone is considering Altice’s statement that it would welcome further discussions and believe such discussions could include, in addition to Net2Phone’s position related to the additional buyout payment, executing new operating agreements with the new ownership group to continue to provide services to the existing cable systems. Under the terms of the Altice agreement, Net2Phone will continue to service Altice’s telephony subscribers for a 90-day transition period.

The $18.8 million Altice payment is not reflected in our condensed consolidated financial statements for the first quarter of fiscal 2006, but will be recorded in our second fiscal quarter ending January 31, 2006. The Company expects the financial impact will include: writing off approximately $7 million of assets on our balance sheet (reported as “other assets”), reviewing the valuation implications of redeploying certain fixed assets, increasing the Company’s reported “cash and cash equivalents” by $18.8 million and recognizing a net gain from the termination of the Agreements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the accompanying condensed consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended July 31, 2005, as filed with the U.S. Securities and Exchange Commission.

As used below, unless the context otherwise requires, the terms “the Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and their subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the notes to the condensed consolidated financial statements, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. Such forward-looking statements include, among other things, our plans to develop and market new products and services, improve our financial performance, enter new customer and geographic markets, expand our European consumer phone services business, develop our animation and entertainment businesses and the possible outcome of our litigation. Such forward-looking statements also include our expectations concerning factors affecting the markets for our products, such as changes in the U.S. and the international regulatory environment and the demand for telecommunications services. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. These risks and uncertainties include, but are not limited to, those risks discussed in this report. In addition to the factors specifically noted in the forward-looking statements, other important factors that could result in those differences include, but are not limited to, the fact that: each of our telecommunications business lines is highly sensitive to declining prices, which may adversely affect our revenues and margins; because our prepaid calling cards generate the bulk of our revenues, our overall profitability is substantially dependent upon continued operational profitability in that area, and we face significant competition; we may not be able to obtain sufficient or cost-effective termination capacity to particular destinations to keep up with our growth; our customers, particularly our wholesale carrier customers, could experience financial difficulties which could adversely affect our revenues and profitability if we experience difficulties in collecting our receivables; the termination of our carrier agreements with foreign partners or our inability to enter into carrier agreements in the future could materially and adversely affect our ability to compete in foreign countries, which could reduce our revenues and profits; our revenues and our growth will suffer if our distributors and sales representatives, particularly Union Telecard Alliance, LLC, fail to effectively market and distribute our prepaid calling card products and other services; increased competition in the consumer and business telephone market, particularly from the regional bell operating companies, or RBOCs, and cable operators, could limit or reverse our growth in that area; the FCC may change the scope or breadth of calling card services subject to Universal Service Fund obligations, which could negatively affect our calling card services; we rely on a few major customers in realizing our home entertainment video distribution revenues and a reduction in our business with these customers could have an adverse effect on us; a significant portion of our home entertainment video distribution revenues comes from a small number of titles; a loss of our rights to these titles, or our failure to replace them when our rights expire, could significantly harm our home entertainment video distribution business; the success of IDT Entertainment may depend on audience acceptance of our computer generated (CG) animated feature films, and live-action productions, which is extremely difficult to predict and therefore inherently risky; animated films are expensive to produce and the uncertainties inherent in their production could result in the expenditure of significant amounts on films that are canceled or significantly delayed, which would adversely affect our revenues and financial condition; piracy, including digital and Internet piracy, may decrease revenues received from the exploitation of our entertainment products; Net2Phone has never been profitable; Net2Phone is pursuing new streams of revenue, including a cable telephony business, which it has not attempted to generate before and which may not be profitable; pricing pressures and increased use of VoIP technology may lessen Net2Phone’s competitive pricing advantage; Net2Phone has and plans to increasingly depend on its international operations, which subject it to unpredictable regulatory, economic and political environments; we have incurred significant losses since our inception, which could cause the trading price of our stock to decline; our growth strategy depends, in part, on our acquiring complementary businesses and assets and expanding our existing operations, which we may be unable to do; our revenues may be adversely affected if we fail to protect our proprietary technology or enhance or develop new technologies; we may be subject to claims of infringement of intellectual property rights of others; federal, state, local and international government regulations, including the recent FCC rule changes and litigation finding in the United States discussed below, may reduce our ability to provide services or make our business less profitable; we may become subject to increased price competition from other carriers due to federal regulatory changes in determining international settlement rates; federal and state regulations may be passed that could harm Net2Phone’s business; holders of our Class B common stock have significantly less voting power than holders of our Class A common stock and our common stock; IDT is controlled by its principal stockholder, which limits the ability of other stockholders to affect the management of IDT; and other factors and risks set forth in our Annual Report on Form 10-K for fiscal 2005 and our other filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth herein and the other information set forth from time to time in our reports filed with the United States Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for fiscal 2005.

Overview

General

We are a multinational telecommunications, entertainment and technology company. We conduct our operations primarily through four operating subsidiaries: (i) IDT Telecom, which comprises our Retail Telecommunications Services and Wholesale Telecommunications Services segments, and whose primary offerings are prepaid and rechargeable calling cards, consumer local, long distance and wireless phone services, and wholesale carrier services; (ii) IDT Entertainment, which comprises our IDT Entertainment segment, whose offerings consist of animated and live-action production operations, both proprietary and for-hire, and home entertainment distribution; (iii) Net2Phone, which comprises our Voice over IP segment, whose offerings include Voice over Internet Protocol (“VoIP”) PacketCable, Session Initiation Protocol (“SIP”) and wireless solutions; and (iv) IDT Capital, which comprises our IDT Capital segment, and whose primary offerings are retail energy, brochure distribution and call center services. We also operate our IDT Solutions segment through our IDT Spectrum and Winstar Holdings, LLC subsidiaries. IDT Spectrum was formed in January 2005 to own and exploit our fixed wireless spectrum and related assets. IDT Spectrum holds a significant number of licenses for commercial fixed wireless spectrum in the United States, and is developing a fixed wireless network platform that will integrate the wireless spectrum with operational management capabilities and a flexible architecture to serve the specialized backhaul and telecommunications connectivity needs of a variety of customers. Winstar Holdings provides communications services to select governmental customers, and is currently negotiating alternative ways to exit this business. In this report, we use the term IDT Solutions, which represented a Winstar product line and marketing arm, interchangeably with the term Winstar.

On November 9, 2005, we entered into a binding memorandum of understanding for the sale of our Russian telecom business, Corbina Telecom, to a Moscow based consortium of private equity investors, for approximately $145.7 million in cash. Corbina operates a licensed full-service telecommunications business, offering a broad range of services throughout the 24 largest industrial areas in the Russian market. Revenues generated by Corbina during the three months ended October 31, 2005 and 2004 were $19.2 million and $14.8 million, respectively. Corbina represented 3.7% and 2.7% of IDT Telecom’s total revenues in the three months ended October 31, 2005 and 2004, respectively. The transaction is subject to certain customary contingencies and is expected to close in the second quarter of fiscal 2006, which is when we anticipate the sale of Corbina to meet the criteria and be reported as a discontinued operation.

On November 10, 2005, we announced that we have commenced a tender offer for all outstanding shares of common stock of Net2Phone not owned by IDT or its affiliates, at a price of $2.00 per share, net to the sellers, in cash. The expiration date for the tender offer is December 12, 2005, unless the offer is extended. On the expiration date, and assuming satisfaction or waiver of all conditions of the offer, all validly tendered shares not previously withdrawn will be accepted for purchase pursuant to the terms of the offer, and paid for promptly.

On November 25, 2005, Net2Phone announced that its independent committee is expressing no opinion and is remaining neutral with respect to our offer. Consequently, Net2Phone stockholders should make their own decisions on whether to accept the offer, based on all of the available information, including the factors considered by the independent committee.

The offer is subject to the non-waivable condition that it be accepted by holders of a majority of the outstanding shares of common stock of Net2Phone not owned by IDT or its affiliates. The offer is subject to the waivable condition that we directly or indirectly own at least 90% of the outstanding shares of common stock of Net2Phone following consummation of the offer. As promptly as practicable following the consummation of the offer, we would effect a merger of Net2Phone with a subsidiary of IDT, in which all remaining holders of Net2Phone common stock would receive the same consideration for their shares as the holders who tendered their shares received in the offer. The offer is also subject to other terms and conditions that is set forth in the tender offer materials distributed to Net2Phone stockholders. If the merger is completed, we intend to delist Net2Phone’s common stock from quotation on Nasdaq and terminate the registration of Net2Phone’s common stock under the Securities Exchange Act of 1934.

On December 7, 2005, IDT Spectrum filed an amended registration statement on Form S-1 with the Securities and Exchange Commission, for a proposed initial public offering of 4.2 million shares of its Class B common stock. In addition, IDT Spectrum granted the underwriter the right to purchase up to 0.6 million additional shares from IDT Spectrum within 30 days after the date of the prospectus to cover any over-allotments. The registration statement was declared effective on December 12, 2005.

Outlook

Since our inception, we have derived the majority of our revenues from IDT Telecom’s businesses. These businesses have accounted for the bulk of our operating expenses as well. IDT Telecom’s revenues represented 83.5% of our total revenues in the first quarter of fiscal 2006, compared to 85.8% in the first quarter of fiscal 2005.

In July 2005, we signed a long-term wholesale services agreement with Verizon Communications Inc. for local phone service, effective August 1, 2005, for Verizon to provide us with dial tone services or access to its local networks for a period of up to five years. The new agreement essentially preserves the features, functionality and ordering processes previously available to us under Verizon’s Platform of Unbundled Elements (UNE-P) service offerings. As a result, during the first quarter of 2006, we have resumed marketing IDT America Unlimited and IDT America Choice, our bundled, flat-rate local and long distance consumer phone services plans.

In February 2005, the FCC ruled on a request by AT&T to declare that certain prepaid calling cards offered by AT&T are not subject to access charges imposed by local telephone companies, and that revenues from those cards are not subject to assessment for Universal Service Fund (USF) contributions. The FCC rejected AT&T’s request, and determined that the AT&T prepaid cards were subject to access charges and USF contributions. Its decision was limited to a particular type of card, described by AT&T in its request, in which all callers heard a prerecorded advertisement before using the prepaid card to make telephone calls. IDT’s compliance with applicable rules and regulations has never been predicated on the exemption sought by AT&T. Therefore, we believe our calling card business is not directly affected by this FCC decision. In its decision, the FCC also noted that AT&T offers a variety of newer prepaid card services not described in its original request, and it commenced a rulemaking to consider more broadly the extent to which these and other types of calling card services may be subject to access charges and USF contributions. It is possible that this rulemaking or other proceedings related to USF contributions could have a material adverse effect on some of our prepaid card business, depending on what service characteristics or other rulemakings or interpretations the FCC finds determinative in applying access charges and USF obligations, but we cannot predict either the timing or the substance of any such actions.

The worldwide telecommunications industry has been characterized in recent years by excess network capacity, which has led to intense price competition, resulting in a significant decline in both our average per-minute price realizations and our average per-minute termination costs. During the first quarter of fiscal 2006, our average price realization was $0.0741 per minute, down 1.0% from $0.0749 per minute in the first quarter of fiscal 2005, while our average per-minute termination cost dropped 0.4% to $0.0632 in the first quarter of fiscal 2006, from $0.0634 in the first quarter of fiscal 2005. Average price realization represents the average revenue per minute we recognize on the minutes that we sell within our calling card and wholesale carrier businesses. It excludes minutes of use related to our consumer phone services business, as the amount of consumer phone services minute traffic carried in our network is insignificant. Our average termination cost per minute represents our average direct cost of revenues per minute that we buy in order to terminate calls related to our calling card and wholesale carrier businesses. These costs exclude minutes of use related to our consumer phone services business, as its in-network traffic is insignificant.

In both the retail services and wholesale carrier businesses, our competitors have continued to aggressively price their services. This has led to continued erosion in pricing power, both in our retail and wholesale markets, and we have generally had to pass along our per-minute cost savings to our customers in the form of lower prices. We have seen continued declines in our overall per-minute price realizations throughout fiscal 2005 and the first quarter of fiscal 2006, due to lower wholesale carrier per-minute price realizations, partially offset by increased price realizations on our calling card business. We expect to see some further price declines throughout fiscal 2006, as the markets in which we compete have generally remained competitive.

For fiscal 2006, IDT Telecom anticipates revenue growth in its wholesale carrier business, driven mainly by its operations in Western Europe and Asia. In our retail telecom businesses, we believe that the revenue declines in consumer phone services in the U.S., that we experienced beginning with Q2 of fiscal 2005, as a result of our decision to stop marketing our bundled phone offerings pending execution of long-term wholesale services agreements for local service with one or more RBOCs, will now start to reverse as we once again begin to invest in this business, following the agreement we have signed with Verizon effective August 1. We also expect to see continued growth in our European consumer phone services business, as well as growth from our newly-launched TúYo Mobile prepaid wireless product in the U.S. and other new consumer-oriented products targeted to the Hispanic market.

We operate various businesses within our IDT Entertainment segment, which generated revenues of $48.1 million in the first quarter of fiscal 2006. We anticipate that IDT Entertainment will continue to incur significant costs relating to its existing and new businesses. IDT Entertainment’s strategy for growth is twofold: production of proprietary computer generated, or CG, animated films to be released theatrically, and continued investment in original productions and new video licenses for television broadcast and retail distribution. IDT Entertainment’s live-action division, which is focused on the horror and science fiction genres, began licensing the rights to its productions during the third quarter of fiscal 2005. Our first anthology series, “Masters of Horror,” premiered on Showtime in October 2005, followed by worldwide distribution in November 2005. IDT Entertainment is now developing its second and third film anthology series, “Masters of Horror 2” and “Masters of Sci-Fi.”

On June 8, 2005, IDT Entertainment announced it had signed a two-year, multi-picture distribution deal with Twentieth Century Fox. Under terms of the agreement, Twentieth Century Fox will distribute CG animated theatrical releases produced by IDT Entertainment. IDT Entertainment has secured distribution agreements in over twenty-five foreign territories for its first CG animated feature film, Yankee Irving, to be distributed in the United States by Twentieth Century Fox. IDT Entertainment is also in various stages of production on two additional CG animated feature films. Since IDT Entertainment’s first animated feature film is not scheduled for theatrical release during fiscal 2006, we expect that our revenues for fiscal 2006 will largely be dominated by our licensing and home video distribution businesses, live-action business and our production services activities.

Our Voice over IP segment, consisting mostly of our interest in Net2Phone, provides VoIP-based telecommunications products and services to consumers, enterprises and telecommunications providers worldwide, through four sales channels: international reseller, consumer, carrier, and cable. Net2Phone also provides cable operators with a solution through which they can offer their cable subscribers residential phone services. Our Voice over IP segment had revenues of $21.6 million in the first quarter of fiscal 2006. We have also grown various businesses within our IDT Capital segment, which generated revenues of $31.4 million in the first quarter of fiscal 2006, mostly from our retail energy, brochure distribution, and call center services initiatives. Our IDT Solutions segment, comprised of IDT Spectrum and Winstar Holdings, had revenues of $1.4 million in the first quarter of fiscal 2006.

Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles. Preparing condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1 to the July 31, 2005 consolidated financial statements included in our Form 10-K for fiscal 2005. Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies for us include revenue recognition, cost recognition, allowance for doubtful accounts, goodwill, and valuation of long-lived and intangible assets. For additional discussion of our critical accounting policies, see our Management’s Discussion & Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2005.

Three Months Ended October 31, 2005 Compared to Three Months Ended October 31, 2004

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, net interest income, other income (expense), minority interests, and income taxes are only reflected in our Consolidated discussion.

Consolidated

Revenues. Revenues decreased 1.1%, from $629.7 million in the first quarter of fiscal 2005 to $623.1 million in the first quarter of fiscal 2006. The decrease is mainly due to a $19.7 million decline in IDT Telecom revenues, and a $12.3 million decline in IDT Entertainment revenues, partially offset by a $24.8 million increase in IDT Capital driven by the growth of our new retail energy business. The decrease in IDT Telecom revenues resulted primarily from the decline in consumer phone services revenues in the United States and lower calling cards sales in both the United States and in Europe. IDT Telecom minutes of use declined 0.6% (excluding minutes related to our consumer phone services business, as the amount of consumer phone services minute traffic carried in our network is insignificant), from 5.885 billion in the first quarter of fiscal 2005 to 5.847 billion in the first quarter of fiscal 2006.

Direct Cost of Revenues. Direct cost of revenues decreased 0.5%, from $469.9 million in the first quarter of fiscal 2005 to $467.8 million in the first quarter of fiscal 2006. The decrease is due primarily to the decline in IDT Entertainment revenues and our telecommunications minutes of use, partially offset by an increase in IDT Capital cost of revenues, as a result of the launch of its retail energy business. As a percentage of total revenues, direct costs increased from 74.6% in the first quarter of fiscal 2005 to 75.1% in the first quarter of fiscal 2006. This increase in direct costs as a percentage of total revenues is due primarily to a shift in the consolidated revenue mix toward lower margin retail energy revenues, as well as lower gross margins on our U.S. consumer phone services business and our wholesale carrier business.

Selling, General and Administrative. Selling, general and administrative expenses increased 6.7%, from $144.7 million in the first quarter of fiscal 2005 to $154.4 million in the first quarter of fiscal 2006. The increase in selling, general and administrative expenses is mostly due to higher marketing and advertising costs, as well as increased compensation and infrastructure costs required to fund the development and growth of our Entertainment and retail energy businesses, as well as our new product initiatives at IDT Telecom, such as our TúYo Mobile prepaid wireless product and our English as a Second Language product now being rolled out, as well as Net2Phone’s continued investment in its cable telephony business. The increase in selling, general and administrative expenses was partially offset by significantly lower marketing, advertising, compensation and bad debt costs in our U.S. consumer phone services business. As a percentage of total revenues, selling, general and administrative expenses increased from 23.0% in the first quarter of fiscal 2005 to 24.8% in the first quarter of fiscal 2006, as selling, general and administrative expenses grew while revenues declined.

Stock-based compensation expense was previously presented as a separate line item on the condensed consolidated statements of operations. In accordance with Staff Accounting Bulletin No. 107 issued in March 2005, stock-based compensation expense has been included in selling, general and administrative expense.

As permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended, until July 31, 2005, we accounted for our stock options plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and as such, generally recognized no compensation cost on grants of employee stock options. Effective August 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, using the modified-prospective transition method. Under that transition method, compensation cost recognized during the three months ended October 31, 2005 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of August 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to August 1, 2005, based on the grant-date fair value estimated in accordance with SFAS No. 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS No. 123(R) on August 1, 2005, our loss before income taxes and net loss for the three months ended October 31, 2005, is $0.9 million higher than if we had continued to account for share-based compensation under Opinion No. 25. Had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and earnings per share in Note 2 to our condensed consolidated financial statements.

Stock-based expense increased from $4.8 million in the first quarter of fiscal 2005 to $7.1 million in the first quarter of fiscal 2006. During fiscal 2004, we initiated a new restricted share incentive plan consisting of equity grants of unvested shares of IDT Class B common stock. In general, one third of the restricted shares vest on or about the anniversary date of each of the three years following the year of grant. Thus, the increase in stock-based expense year-over-year is due to a higher number of restricted shares granted being expensed over their vesting periods during the first quarter of fiscal 2006, as a result of us granting new restricted shares of IDT Class B common stock in the second quarter of fiscal 2005. Refer to the respective segment sections for a full discussion of these charges.

Depreciation and Amortization. Depreciation and amortization expense increased 14.7%, from $24.4 million in the first quarter of fiscal 2005 to $28.0 million in the first quarter of fiscal 2006. The increase is primarily due to our higher fixed asset base during fiscal 2005, reflecting the expansion of our telecommunications network infrastructure and facilities, partially offset by a decrease in depreciation and amortization expense at IDT Solutions. As a percentage of revenues, depreciation and amortization expense increased from 3.9% in the first quarter of fiscal 2005 to 4.5% in the first quarter of fiscal 2006, as depreciation and amortization expense grew while revenues declined.

Restructuring and Impairment Charges. Restructuring and impairment charges decreased from $2.6 million in the first quarter of fiscal 2005 to $0.8 million in the first quarter of fiscal 2006. Refer to the respective sections of the IDT Solutions and Voice over IP segments for a full discussion on restructuring and impairment charges.

Loss from Operations. Loss from operations was $11.9 million in the first quarter of fiscal 2005 compared to a loss from operations of $27.8 million in the first quarter of fiscal 2006. The year-over-year increase in operating losses is primarily due to the decline in consolidated revenues and gross profits, as well as higher marketing and advertising, compensation and infrastructure costs, and higher depreciation and amortization expense.

Interest. Net interest income was $5.5 million in the first quarter of fiscal 2005, compared to net interest income of $3.1 million in the first quarter of fiscal 2006. The decrease is due primarily to higher interest expense resulting from higher levels of outstanding debt in the first quarter of fiscal 2006 as well as a lower interest bearing cash and marketable securities average portfolio balance in the first quarter of fiscal 2006, as compared to the first quarter of fiscal 2005.

Other Income. Other income was $1.3 million in the first quarter of fiscal 2005, compared to $1.1 million in the first quarter of fiscal 2006. Other income for both the first quarter of fiscal 2006 and first quarter of fiscal 2005 consisted mostly of net realized gains from the sale of marketable securities and investments.

Minority Interests. Minority interest expense decreased from $2.7 million in the first quarter of fiscal 2005 to $1.4 million in the first quarter of fiscal 2006. Minority interests arise mostly from our 51% equity ownership in Union Telecard Alliance (“UTA”), our calling card distributor in the U.S. and from our average equity ownership of approximately 40.8% and 26.0% of Net2Phone during the first quarter of fiscal of 2005 and 2006, respectively. The year-over-year decrease in minority interest expense is primarily due to a decrease in the net income of UTA in the first quarter of fiscal 2006, partially offset by the increase in our average equity ownership of Net2Phone, as a result of our acquisition of an additional 26% equity interest in March, 2005, as well as a decrease in the net loss of Net2Phone in the first quarter of fiscal 2006.

Income Taxes. Income tax expense was $4.0 million in the first quarter of fiscal 2005 compared to income tax expense of $2.9 million in the first quarter of fiscal 2006. Income tax expense results primarily from income generated by our foreign subsidiaries.

Net Loss. Our consolidated net loss was $11.7 million in the first quarter of fiscal 2005 compared to a consolidated net loss of $27.9 million in the first quarter of fiscal 2006. The year-over-year change is due primarily to the increased loss from operations as discussed above.

IDT Telecom—Retail Telecommunications Services and Wholesale Telecommunications Services Segments

Revenues. IDT Telecom revenues decreased 3.6%, from $540.2 million in the first quarter of fiscal 2005 to $520.5 million in the first quarter of fiscal 2006. Revenue declines of $25.4 million in our U.S. consumer phone services business and of $11.1 million in our calling card business were partially offset by an increase of $8.2 million in our wholesale carrier business and of $8.6 million in our European consumer phone business. Minutes of use declined by 0.6% (excluding minutes related to our consumer phone services business, for which minutes carried over our own network are insignificant), from 5.885 billion in the first quarter of fiscal 2005 to 5.847 billion in the first quarter of fiscal 2006. The decline in minutes of use occurred in our Retail Telecommunications Services segment, offset by an increase in minutes of use in our Wholesale Telecommunications Services segment, with most of the year-over-year decline occurring in our calling card business in the United States. The volume decline resulted from the competitive landscape as well as a gradual shift in market share to wireless products. The growth in wholesale minutes of use was broadly based and occurred mostly in Europe, South America, and Asia. Revenues declined at a faster rate than did minutes of use due to a 1.0% decline in average revenue-per-minute, from $0.0749 during the first quarter of fiscal 2005 to $0.0741 during the first quarter of fiscal 2006. The decrease in average revenue-per-minute is due primarily to continued competition in the wholesale markets.

The customer base for our U.S. bundled, flat-rate local and long distance phone service plans was approximately 202,000 as of October 31, 2005 compared to 301,000 as of October 31, 2004. We currently offer local service in the following 13 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island, Florida, Georgia and California. In addition, we had approximately 296,000 long distance-only customers as of October 31, 2005 compared to 374,000 customers as of October 31, 2004. The decrease in our combined customer base occurred as a result of our customer base churn not being replenished by a sufficient number of new customers, due to our decision in mid-fiscal year 2005, to halt our marketing and advertising campaigns until we signed a long-term services agreement for local phone service. In July 2005, we signed a long-term wholesale services agreement with Verizon Communications Inc. for local phone service, effective August 1, 2005, for Verizon to provide us with dial tone services or access to its local networks for a period of up to five years. As a result of this new agreement with Verizon, we are now resuming marketing our bundled phone service plans. Even as we resume our marketing efforts, we are doing so at a much more modest level than during our peak marketing months of over one year ago. As our advertising campaign did not ramp up until the first quarter of fiscal 2006 was well underway, our customer count continued its fall during Q1. In addition, we continue to negotiate with other RBOCs to expand the geographic scope of this offering.

In the United Kingdom, under the Toucan brand name, we provide residential communications services including Carrier Preselect (CPS) as well as Internet and mobile services. We launched Toucan in November 2003 and provided service to more than 150,000 customers as of October 31, 2005. During the first quarter of fiscal 2006, we launched CPS services in the Netherlands. During the second half of fiscal 2006, we plan to introduce Internet services in the Netherlands. In the second quarter of fiscal 2006, we plan to offer wholesale line rental to our United Kingdom CPS customers, removing the need for our customers to maintain any direct billing relationship with British Telecom.

Revenues from our Retail Telecommunications Services segment decreased $27.8 million, or 6.8%, from $411.0 million in the first quarter of fiscal 2005 to $383.2 million in the first quarter of fiscal 2006. This decline reflects an $11.1 million decrease in sales of calling cards and a $16.7 million decrease in consumer phone services revenues. As a percentage of IDT Telecom’s overall revenues, Retail Telecommunications Services revenues decreased from 76.1% in the first quarter of fiscal 2005 to 73.6% in the first quarter of fiscal 2006, as revenues from our retail businesses declined while revenues from our wholesale business posted modest gains. Calling card sales declined 3.4%, from $326.3 million in the first quarter of fiscal 2005 to $315.2 million in the first quarter of fiscal 2006. This decline occurred primarily in the United States, partially offset by a modest increase in South America and Asia. These regions continued to make gradual market share progress during the first quarter of fiscal 2006, although they continue to represent a small proportion of our global calling card operations.

Calling card sales as a percentage of Retail Telecommunications Services revenues increased to 82.2% in the first quarter of fiscal 2006 from 79.4% in the first quarter of fiscal 2005, as revenues from consumer phone services in the U.S. fell at a faster rate than did revenues from calling card sales. Revenues from our U.S. consumer phone services business, in which we act as a switchless reseller of another company’s network, declined 32.1%, from $78.9 million in the first quarter of fiscal 2005 to $53.5 million in the first quarter of fiscal

2006. The decrease is due to our decision in mid-fiscal year 2005, to halt our marketing and advertising campaigns until we signed a long-term services agreement for local phone service with Verizon. Revenues from our European Consumer Phone Services Business increased 147.4% , from $5.8 million in the first quarter of fiscal 2005 to $14.5 million in the first quarter of fiscal 2006. This increase is due mostly to the growth in our customer base for our Toucan consumer phone product in the United Kingdom.

Consumer phone services gross margins for the first quarter of fiscal 2006 were 46.7%, compared to margins of 51.8% in the first quarter of fiscal 2005, reflecting primarily a reduction in our U.S. margins resulting from our new agreement with Verizon, as well as a shift in customer phone services revenue mix towards our European business, which has somewhat lower gross margins than does our business in the United States.

Our Wholesale Telecommunications Services segment revenues increased $8.2 million, or 6.3%, from $129.2 million in the first quarter of fiscal 2005 to $137.4 million in the first quarter of fiscal 2006, with increased traffic volumes only partially offset by lower per-minute price realizations. As a percentage of IDT Telecom’s total revenues, Wholesale Telecommunications Services revenues increased from 23.9% in the first quarter of fiscal 2005 to 26.4% in the first quarter of fiscal 2006, as revenues from our retail businesses declined while revenues from our wholesale business grew.

On November 9, 2005, we entered into a binding memorandum of understanding for the sale of our Corbina Telecom business to a Moscow based consortium of private equity investors, for approximately $145.7 million in cash. The transaction is subject to certain customary contingencies and is expected to close by calendar year-end. We anticipate the sale of Corbina to meet the criteria and be reported as a discontinued operation in the second quarter of fiscal 2006. Revenues generated by Corbina during the three months ended October 31, 2005 and 2004 were $19.2 million and $14.8 million, respectively. Corbina represented 3.7% and 2.7% of IDT Telecom’s total revenues in the three months ended October 31, 2005 and 2004, respectively.

On November 17, 2005, TúYo Mobile, our prepaid wireless product tailored for Latinos, officially launched in major metro areas in the U.S.: New York, Washington DC, Philadelphia, and Las Vegas. TúYo Mobile offers many important features Latinos desire, including aggressive rates for direct international calling, downloadable Latino ringtones and graphics and a patent-pending calling card feature allowing international calling from any phone using their TúYo balance. We see the creation of TúYo Mobile as the next logical evolution of products developed by IDT exclusively to meet the communication needs of U.S. Latinos. We have a decade of experience providing calling products to Hispanics, and we currently sell over a million prepaid calling cards a day through more than 300,000 retail outlets.

Direct Cost of Revenues. Direct cost of revenues decreased 2.0%, from $409.2 million in the first quarter of fiscal 2005 to $400.9 million in the first quarter of fiscal 2006, due primarily to the decline in our telecommunications minutes of use. As a percentage of IDT Telecom’s total revenues, direct costs increased from 75.8% in the first quarter of fiscal 2005 to 77.0% in the first quarter of fiscal 2006, primarily due to the shift in product mix towards lower margin wholesale revenues. Our average termination cost-per-minute declined 0.4% to $0.0632 in the first quarter of fiscal 2006, from $0.0634 in the first quarter of fiscal 2005.

Direct cost of revenues for Retail Telecommunications Services decreased $17.2 million, or 5.9%, from $293.2 million in the first quarter of fiscal 2005 to $275.9 million in the first quarter of fiscal 2006. This decrease consists of a $12.7 million drop in direct costs for our calling cards business and a $4.6 million drop in direct costs for our consumer phone services business. As a percentage of Retail Telecommunications Services revenues, direct costs increased from 71.3% in the first quarter of fiscal 2005 to 72.0% in the first quarter of fiscal 2006, due primarily to the shift in product mix towards calling cards, which is a lower margin business, and due to lower gross margins in our U.S. Consumer Phone Services Business.

Direct cost of revenues for consumer phone services decreased 11.2%, from $40.8 million in the first quarter of fiscal 2005 to $36.3 million in the first quarter of fiscal 2006. The decrease is due to the decline in consumer phone services revenues. As a percentage of consumer phone services revenues, direct costs increased from 48.2% in the first quarter of fiscal 2005, to 53.3% in the first quarter of fiscal 2006, reflecting primarily a reduction in our U.S. margins resulting from our new agreement with Verizon, as well as a shift in our consumer phone services revenue mix towards our European business, which generates somewhat lower gross margins than does our business in the United States.

Direct cost of revenues for Wholesale Telecommunications Services increased 7.7%, from $116.0 million in the first quarter of fiscal 2005 to $125.0 million in the first quarter of fiscal 2006. The increase is due to the growth in wholesale carrier minutes. As a percentage of Wholesale Telecommunications Services revenues, direct costs increased from 89.8% in the first quarter of fiscal 2005 to 91.0% in the first quarter of fiscal 2006, due to the decline in per-minute price realizations, arising from the competitive landscape of the wholesale telecom market.

Selling, General and Administrative. Selling, general and administrative expenses decreased 5.1%, from $97.7 million in the first quarter of fiscal 2005 to $92.6 million in the first quarter of fiscal 2006. The decrease is due mainly to our decision in mid-fiscal year 2005 to halt our marketing and advertising campaigns for our U.S. consumer phone services business until we signed a long-term services agreement for local phone service with Verizon, as well as due to lower bad debt costs in our U.S. consumer phone services business. Partially offsetting this decrease is increased spending to support our new product initiatives, such as our TúYo Mobile prepaid wireless product and our English as a Second Language product, which are now being rolled out. As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses decreased from 18.1% in the first quarter of fiscal 2005, to 17.8% in the first quarter of fiscal 2006, as selling, general and administrative expenses decreased at a faster rate than did the decline in our revenues. We anticipate that selling, general and administrative expenses will increase during fiscal 2006, as we continue to invest marketing dollars into our U.S. and European consumer phone services businesses and invest in our new product launches.

Stock-based compensation expense was $2.2 million and $3.2 million in the first quarter of fiscal 2005 and fiscal 2006, respectively, and related to the amortization of deferred compensation from restricted stock grants and to charges for stock options granted to outside consultants for past services.

Depreciation and Amortization. Depreciation and amortization expense increased 18.6%, from $17.6 million in the first quarter of fiscal 2005 to $20.8 million in the first quarter of fiscal 2006, primarily as a result of a higher fixed asset base, arising from expenditures we made designed to expand both the overall capacity and geographic footprint of our telecommunications network. As a percentage of IDT Telecom’s total revenues, depreciation and amortization expense increased from 3.3% in the first quarter of fiscal 2005 to 4.0% in the first quarter of fiscal 2006, as depreciation and amortization expense increased while revenues decreased.

Income from Operations. Income from operations decreased from $15.7 million in the first quarter of fiscal 2005, to $6.2 million in the first quarter of fiscal 2006. Most of this decline in profitability is due to incremental selling, general and administrative spending during the first quarter of fiscal 2006, to prepare for the launch of TúYo Mobile prepaid wireless and our English as a Second Language product, both of which were introduced to the marketplace in November 2005. Increased depreciation expense resulting from our higher asset base accounted for the remaining drop in year-over-year operating profitability.

IDT Entertainment Segment

Revenues. Revenues decreased 20.3%, from $60.4 million in the first quarter of fiscal 2005 to $48.1 million in the first quarter of fiscal 2006. The decrease came as a result of our significant de-emphasis in our work for hire production services business, in order to better devote our efforts and resources in producing proprietary content. As a result of this strategic decision, revenues for the first quarter of fiscal 2006 were dominated by video sales from our home video entertainment business. The revenue growth that we experienced in our home video entertainment business was partially offset by a higher level of product returns, continuing a trend that we, and the DVD industry as a whole, began to experience earlier in 2005. Revenues from home video entertainment were primarily driven by the following top 10 titles: Roseanne, Thomas & Friends, 21 Jump Street, Evil Dead, 3rd Rock from the Sun, Ghost in the Shell, Halloween, Crunch, Dead & Breakfast, and Tripping the Rift. During the third quarter of fiscal 2005, we launched our live-action division, which focuses on the supernatural/thriller/horror genre, and began licensing the rights to our productions. IDT Entertainment’s first anthology series, “Masters of Horror,” premiered on Showtime in October 2005, followed by worldwide distribution in November 2005. IDT Entertainment is also in development of its second and third film anthology series, “Masters of Horror 2” and “Masters of Sci-Fi.”

Direct Cost of Revenues. Direct cost of revenues decreased 31.1%, from $42.2 million in the first quarter of fiscal 2005 to $29.1 million in the first quarter of fiscal 2006, due to the de-emphasis on production services, business discussed above. Direct cost of revenues consist primarily of production labor costs incurred on contract production work, and of direct product costs incurred by our home video entertainment business, including the manufacturing and distribution costs of videos and DVDs, and royalty expenses. As a percentage of IDT Entertainment’s revenues, direct cost of revenues decreased from 69.8% in the first quarter of fiscal 2005 to 60.4% in the first quarter of fiscal 2006, mostly due to the mix effect from shifting away from the low-margin production services business. Ultimately, we believe that this strategy will result in a more desirable, higher margin mix of business.

Selling, General and Administrative. Selling, general and administrative expenses increased 44.5%, from $10.9 million in the first quarter of fiscal 2005 to $15.8 million in the first quarter of fiscal 2006. Selling, general and administrative expenses consist primarily of compensation costs, as well as advertising and promotion costs of our home video entertainment business. As a percentage of IDT Entertainment’s revenues, selling, general and administrative expenses increased from 18.1% in the first quarter of fiscal 2005 to 32.8% in the first quarter of fiscal 2006, as revenues decreased while selling, general and administrative expenses increased. The increase in selling, general and administrative expenses, is due to our strategic decision to increase marketing spend in order to support new title launches by our home video entertainment business.

Stock-based compensation expense was $0.2 million and $0.3 million in the first quarter of fiscal 2005 and fiscal 2006, respectively, and related to the amortization of deferred compensation from restricted stock grants.

Depreciation and Amortization. Depreciation and amortization expense decreased 5.0%, from $2.7 million in the first quarter of fiscal 2005 to $2.6 million in the first quarter of fiscal 2006. As a percentage of IDT Entertainment’s revenues, depreciation and amortization expense increased from 4.5% in the first quarter of fiscal 2005 to 5.4% in the first quarter of fiscal 2006, as revenues decreased at a faster rate than did depreciation and amortization expense.

Income from Operations. Income from operations decreased to $0.7 million in the first quarter of fiscal 2006 from $4.6 million in the first quarter of fiscal 2005. The decrease in income from operations is due to higher selling, general and administrative expenses, as discussed above.

IDT Capital

Revenues. Revenues increased 376.6%, from $6.6 million in the first quarter of fiscal 2005 to $31.4 million in the first quarter of fiscal 2006. Revenues increased primarily due to the launch of our retail energy business in November 2004, which has since grown both organically as well as by acquisition. Through our retail energy business, we operate an energy services company, or ESCO, that provides both natural gas and electricity to residential consumers and businesses throughout New York State. Prior to the launch of its retail energy business, IDT Capital’s revenues were generated primarily from its brochure distribution business, which had revenues of $4.5 million and $4.7 million in the first quarter of fiscal 2005 and 2006, respectively.

Direct Cost of Revenues. Direct cost of revenues increased 794.5%, from $2.6 million in the first quarter of fiscal 2005 to $23.3 million in the first quarter of fiscal 2006. Direct cost of revenues consist primarily of gas and electric purchased for resale in our retail energy business. We purchase gas through various utility companies and suppliers. We purchase electricity through the New York State competitive wholesale market for capacity, energy and ancillary services administrated by the NISO—New York’s Independent System Operator. As a percentage of IDT Capital’s revenues, direct cost of revenues increased from 39.5% in the first quarter of fiscal 2005 to 74.2% in the first quarter of fiscal 2006, As the retail energy business, which has relatively very low gross margins, became the overwhelming maturity of IDT Capital’s revenues and cost of sales in fiscal 2006. As of October 31, 2005, our retail energy subscriber base consisted of approximately 83 thousand meters, and we expect it to grow for the remainder of the fiscal year.

Selling, General and Administrative. Selling, general and administrative expenses increased 65.0%, from $6.1 million in the first quarter of fiscal 2005 to $10.1 million in the first quarter of fiscal 2006. Selling, general and administrative expenses consist primarily of compensation costs, as well as advertising, promotion and marketing costs of our retail energy business. As a percentage of IDT Capital’s revenues, selling, general and administrative expenses decreased from 92.5% in the first quarter of fiscal 2005 to 32.0% in the first quarter of fiscal 2006, as the revenue growth of our retail energy business was sharply higher than the growth in selling, general and administrative expenses.

Stock-based compensation expense was $0.2 million and $0.5 million in the first quarter of fiscal 2005 and fiscal 2006, respectively, and related to the amortization of deferred compensation from restricted stock grants.

Depreciation and Amortization. Depreciation and amortization expense increased 98.1%, from $0.8 million in the first quarter of fiscal 2005 to $1.7 million in the first quarter of fiscal 2006, due to increases in capital expenditures to grow the business. As a percentage of IDT Capital’s revenues, depreciation and amortization expense decreased from 12.7% in the first quarter of fiscal 2005 to 5.3% in the first quarter of fiscal 2006, as revenues increased at a faster pace than did depreciation and amortization expenses.

Loss from Operations. Loss from operations increased to $3.6 million in the first quarter of fiscal 2006 from $2.9 million in the first quarter of fiscal 2005, as the growth in gross profits from our retail energy business was more than offset by the growth in selling, general and administrative expenses.

Voice over IP Segment

Revenues. Revenues are earned from per-minute charges to Net2Phone’s customers, primarily on a prepaid basis, and the sale of VoIP equipment and services to consumers, resellers, other carriers and cable operators. Revenues increased 19.4%, from $18.1 million in the first quarter of fiscal 2005 to $21.6 million in the first quarter of fiscal 2006. The increase in revenues was primarily due to an increase in VoiceLine broadband telephony services and revenues from partnerships with cable operators, partially offset by a decrease in revenues from direct-to-consumer products and services and in revenues from wholesale carriers.

Direct Cost of Revenues. Direct cost of revenues consists primarily of network costs associated with carrying customers’ traffic on Net2Phone’s network and leased networks, and routing their calls through a local telephone company to reach their final destination. It also includes the cost of purchasing, storing and shipping VoIP devices. Direct cost of revenues increased 28.5%, from $9.5 million in the first quarter of fiscal 2005 to $12.2 million in the first quarter of fiscal 2006. As a percentage of total Voice over IP revenues, total direct costs increased from 52.5% in the first quarter fiscal 2005 to 56.5% in the first quarter of fiscal 2006, mostly due to product mix.

Selling, General and Administrative. Selling, general and administrative expenses increased 14.9%, from $13.6 million in the first quarter of fiscal 2005 to $15.7 million in the first quarter of fiscal 2006, due primarily to increased costs associated with growing Net2Phone’s cable telephony business and commissions paid to Net2Phone’s sales force. As a percentage of total Voice over IP revenues, selling, general and administrative expenses decreased from 75.4% in the first quarter of fiscal 2005 to 72.6% in the first quarter of fiscal 2006 as revenues increased at a faster rate than did selling, general and administrative expenses.

Stock-based compensation expense was $0.7 million and $1.7 million in the first quarter of fiscal 2005 and fiscal 2006, respectively. In the first quarter of fiscal 2005, stock-based compensation expense related primarily to amortization of deferred compensation from restricted stock grants. In the first quarter of fiscal 2006, stock-based plan expense related primarily to compensation cost for stock options and amortization of deferred compensation from restricted stock grants.

Depreciation and Amortization. Depreciation and amortization expense increased 24.6%, from $1.9 million in the first quarter of fiscal 2005 to $2.4 million in the first quarter of fiscal 2006. As a percentage of total Voice over IP revenues, depreciation and amortization expense increased from 10.5% in the first quarter of fiscal 2005 to 10.9% in the first quarter of fiscal 2006, as depreciation and amortization increased at a faster rate than did revenues.

Restructuring and Impairment Charges. Restructuring and impairment charges (reversals) were $0.9 million in the first quarter of fiscal 2005 compared to a $(0.6) million reversal in the first quarter of fiscal 2006. The charges (reversals) related primarily to contract termination costs and employee separation costs recorded by Net2Phone.

Loss from Operations. Loss from operations increased slightly, from $7.8 million in the first quarter of fiscal 2005 to $8.1 million in the first quarter of fiscal 2006.

IDT Solutions Segment

Revenues. Revenues decreased 68.5%, from $4.4 million in the first quarter of fiscal 2005 to $1.4 million in the first quarter of fiscal 2006. In May 2004, we announced the restructuring of IDT Solutions, which consists of IDT Spectrum and Winstar Holdings, LLC. Such restructuring included a shut down of Winstar Holdings’ retail communications business, by ceasing the provision of switched services to commercial customers. Such discontinuation of services was completed, by November 2004, and thus revenues and costs from the discontinued business were still part of the operating results for the quarter ended October 31, 2004. Winstar Holdings currently provides communications services to select governmental customers, and is negotiating alternative ways to exit this business. IDT Spectrum owns and is exploiting our fixed wireless spectrum and related assets. IDT Spectrum holds a significant number of licenses for commercial fixed wireless spectrum in the United States, and is developing a fixed wireless network platform that will integrate the wireless spectrum with operational management capabilities and a flexible architecture to serve the specialized backhaul and telecommunications connectivity needs of a variety of customers.

Direct Cost of Revenues. Direct cost of revenues decreased 64.7%, from $6.4 million in the first quarter of fiscal 2005 to $2.3 million in the first quarter of fiscal 2006, as a result of the exit from the retail communications business. As a percentage of IDT Solutions’ revenues, direct costs increased from 144.7% in the first quarter of fiscal 2005 to 162.3% in the first quarter of fiscal 2006, as the costs of operating Winstar’s network post November 2004 in order to provide services to our remaining government customers is higher than the revenues generated by the provision of such services.

Selling, General and Administrative. Selling, general and administrative expenses decreased 14.3%, from $4.7 million in the first quarter of fiscal 2005 to $4.0 million in the first quarter of fiscal 2006. This decrease is a result of the exit from the retail communications business, partially offset by an increase in costs, mostly headcount related, related to the building of IDT Spectrum business and development of its fixed wireless network platform. As a percentage of IDT Solutions revenues, selling, general and administrative expenses increased from 105.4% in the first quarter of fiscal 2005 to 286.9% in the first quarter of fiscal 2006, as the costs of operating the business post November 2004 in order to provide services to our remaining government customers is significantly higher than the revenues generated by the provision of such services. The main component of selling, general and administrative expenses for the first quarter of fiscal 2006 and fiscal 2005 was employee compensation and benefits, accounting for $2.3 million and $3.4 million, or about 53.5% and 72.3%, respectively, of total selling, general and administrative expenses.

Stock-based compensation expense was $0.1 million and $0.2 million in the first quarter of fiscal 2005 and fiscal 2006, respectively, and related to the amortization of deferred compensation from restricted stock grants.

Depreciation and Amortization. Depreciation and amortization expense decreased 99.3%, from $0.9 million in the first quarter of fiscal 2005 to nil in the first quarter of fiscal 2006. As a percentage of IDT Solutions revenues, depreciation and amortization decreased from 19.2% in the first quarter of fiscal 2005 to 0.4% in the first quarter of fiscal 2006. Effective May 1, 2005, we changed the useful life of our licenses for commercial fixed wireless spectrum from five years to an indefinite life and thus no longer amortize our spectrum licenses.

Restructuring and Impairment Charges. Restructuring and impairment charges were $1.8 million in the first quarter of fiscal 2005, compared to $1.4 million in the first quarter of fiscal 2006.

Restructuring and impairment charges consist of the following (in thousands):

	Three Months Ended October 31,
	2005	2004
Workforce reductions	$61	$—
Real estate network and connectivity reductions	876	1,237
Other	433	520

Total	$1,370	$1,757

On May 12, 2004, we announced a restructuring plan for IDT Solutions, including the exit from its retail communications business, by ending the provision of switched services. As of November 1, 2004, all of IDT Solutions’ commercial customers had found replacement services and were no longer on the Winstar network.

The restructuring plan included a reduction to IDT Solutions’ workforce, real estate network and network connectivity, as well as the impairment of assets to their estimated net recoverable value. The restructuring plan is now mostly completed, except that IDT Solutions continues to provide communications services to select governmental customers while it negotiates alternative ways to exit this remaining business. We are required to maintain minimum service level commitments to our governmental customers. Failure to maintain adequate network infrastructure and/or support services could result in additional costs and liabilities to us pursuant to our agreements with these customers.

Real estate network and connectivity reductions

As part of the restructuring plan, we have terminated leases and related connectivity on all the buildings on Winstar’s network, except for approximately 30 buildings. During the three months ended October 31, 2004, we recorded real estate network reduction charges of $0.1 million and connectivity reduction charges of $1.1 million. During the three months ended October 31, 2005, we recorded real estate network reduction charges of $0.9 million. Going forward, we anticipate to still incur some additional restructuring charges relating to the early termination of real estate network leases and related connectivity.

Loss from Operations. Loss from operations decreased from $9.3 million in the first quarter of fiscal 2005 to $6.2 million in the first quarter of fiscal 2006. The decrease in loss from operations is due primarily to the completion of IDT Solutions’ shut down of its retail communications business shortly after the first quarter of fiscal 2005.

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

General and Administrative. General and administrative expenses increased from $11.7 million in the first quarter of fiscal 2005 to $16.2 million in the first quarter of fiscal 2006. The increase is primarily the result of higher business development costs and legal and professional fees, as well as an increase in costs relating to implementing Sarbanes-Oxley requirements. As a percentage of our total consolidated revenues, general and administrative expenses increased from 1.9% in the first quarter of fiscal 2005 to 2.6% in the first quarter of fiscal 2006, as a result of general and administrative expenses increasing while revenues decreased.

Stock-based compensation expense was $1.5 million in the first quarter of fiscal 2005 compared to $1.2 million in the first quarter of fiscal 2006. Stock-based compensation expense primarily related to the amortization of deferred compensation from restricted stock grants, and to restricted stock and stock options granted to outside consultants for past services.

Depreciation and Amortization. Depreciation expense was $0.5 million in both the first quarter of fiscal 2005 and fiscal 2006.

Loss from Operations. Loss from operations increased from $12.2 million in the first quarter of fiscal 2005 to $16.8 million in the first quarter of fiscal 2006, as a result of the higher general and administrative expenses discussed above.

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

As of October 31, 2005, we had cash and cash equivalents, marketable securities, and restricted cash and marketable securities of approximately $863.4 million, which includes $88.8 million held by Net2Phone, and working capital (current assets less current liabilities) of approximately $645.0 million. We used $47.8 million of cash in operating activities during the first quarter of fiscal 2006 compared to $6.0 million of cash that was used during the first quarter of fiscal 2005. In the first quarter of fiscal 2006, investments in proprietary film productions, film licenses and DVD and videocassette mastering were approximately $21.3 million, $3.1 million and $2.5 million, respectively. Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specially trade accounts receivable, inventory and trade accounts payable.

We generated $56.9 million in cash from investing activities during the first quarter of fiscal 2006 compared to $17.5 million in cash generated from investing activities during the first quarter of fiscal 2005. During the first quarter of fiscal 2006, we received $83.3 million in cash from the net sales and maturities of marketable securities, while receiving $72.0 million of cash from the net sales and maturities of marketable securities during the first quarter of fiscal 2005. Our capital expenditures were $20.7 million in the first quarter of fiscal 2006, compared to $23.2 million in the first quarter of fiscal 2005. During the first quarter of fiscal 2006, we continued to expand our international and domestic telecommunications network infrastructure and Net2Phone continued to build its infrastructure and deploy equipment related to existing and potential contract obligations with cable and broadband operators.

We have made significant expenditures designed to expand our global telecommunications network. We now operate a total of six international gateway switches, four in the United States and two in the United Kingdom, and one domestic switch in the United States. In addition, we have extensive softswitching capacity in the United States, United Kingdom, Argentina, Peru and Hong Kong. Currently, we anticipate making further expenditures to upgrade and expand our network infrastructure in the United States, Europe, South America and Asia. In addition, we also plan to expand the infrastructure necessary to support the expanded operations of our IDT Entertainment, IDT Capital, IDT Spectrum and Voice over IP segments. We currently anticipate that total capital expenditures for fiscal 2006 will be in the $80 million to $90 million range, and that investments in proprietary film productions, film licenses and DVD and videocassette mastering for fiscal 2006 will be in the $100 million to $110 million range. These estimates are contingent upon several factors, including, but not limited to, the specific timing of our site build-outs, market prices for telecommunications equipment and film licenses, the availability of such equipment in the distressed asset market, the availability of film licenses that meet our return on investment criteria, the specific timing of our IDT Telecom and IDT Spectrum network expansion projects and our IDT Entertainment proprietary film productions, the rate of new DVD title introductions, and Net2Phone’s build-out of its infrastructure and deployment of equipment related to existing and potential contract obligations with cable and broadband operators. We have generally adopted a strategy of investing in network expansion only as the need arises, as dictated by our telecommunications traffic volumes. Therefore, the timing of our network expansion, and the coincident purchases of property, plant and equipment, is highly dependent upon the timing and magnitude of the growth in our telecommunications minutes of use. We expect to fund our capital expenditures with our operating cash flows and with our cash, cash equivalents and marketable securities balances. From time to time, we will also finance a portion of our capital expenditures through capital leases. We also expect to fund all or part of our investments in proprietary film productions, film licenses, and DVD and videocassette mastering with bank facilities or equity financing entered into by IDT Entertainment or its subsidiaries that are developing or licensing the property. We do not anticipate that the lenders under such facilities will have recourse against IDT Corporation, the parent company.

We used $11.1 million in cash for financing activities during the first quarter of fiscal 2006 compared to $12.1 million in cash that was used in financing activities during the first quarter of fiscal 2005. We received approximately $0.2 million in proceeds from the exercise of IDT stock options during both the first quarter of fiscal 2006 and fiscal 2005. During the first quarter of fiscal 2006, we received $27.4 million in proceeds from borrowings, consisting primarily of $14.0 million in draw downs under the April 22, 2005 $50.0 million Anchor Bay credit facility and an $11.0 million term loan used to finance the cost of two properties used to house most of our telecom network infrastructure. We also repaid capital lease obligations of $3.7 million and $6.5 million during the first quarter of fiscal 2006 and fiscal 2005, respectively. The future minimum payments of principal and interest on our capital lease obligations are $27.0 million, $23.1 million, $18.0 million, $8.3 million, and nil for the remainder of fiscal 2006, fiscal 2007, fiscal 2008, fiscal 2009 and fiscal 2010, respectively. In addition, we distributed to the minority equity holders of our Union Telecard Alliance subsidiary and its consolidated partners $7.8 million and $9.2 million in cash during the first quarter of fiscal 2006 and fiscal 2005, respectively.

Our Board of Directors has authorized the repurchase of up to 15 million shares of our Class B common stock and up to 5 million shares of our common stock. In the first quarter of fiscal 2006, we repurchased an aggregate of 2.1 million shares of our common stock and Class B common stock for $26.7 million. Through

October 31, 2005, under our existing stock repurchase program, we repurchased an aggregate of 3.3 million shares of our common stock and Class B common stock for $42.2 million.

The long distance telecommunications industry has been characterized by significant declines in both per-minute revenues and per-minute costs. During the first quarter of fiscal 2006, IDT Telecom’s average revenue-per-minute was $0.0741, down 1.0% from $0.0749 for the first quarter of fiscal 2005. IDT Telecom’s average termination cost per-minute dropped approximately 0.4%, to $0.0632 in the first quarter of fiscal 2006, from $0.0634 in the first quarter of fiscal 2005. In the past, and over time, we believe that these factors tend to offset each other, with prices and costs moving in the same general direction. However, over a shorter term, such as one quarter or one year, the drop in pricing could outpace the drop in costs, or vice versa. In addition, due to continued pricing pressure in most of the retail and wholesale markets in which we compete, we might be compelled to pass along most or all of our per-minute cost savings to our customers in the form of lower rates. We might also be unable, in the event that some of our per-minute costs rise, to immediately pass along the additional costs to our customers in the form of higher rates. Consequently, over any given period, gross margins could expand or narrow, based solely on the timing of changes in revenue-per-minute and cost-per-minute. In addition, we rely heavily on third-party providers for termination of our minutes. In the past, we have attempted to leverage our buying power to negotiate more favorable rates with these suppliers. However, we cannot guarantee that we will be successful in procuring more favorable rates for minutes termination. As such, there can be no assurance that we will be able to maintain our gross margins at the current level, in the face of lower per-minute revenues.

We continued to fund our IDT Capital segment throughout the first quarter of fiscal 2006. We anticipate that IDT Capital will continue to rely on us to fund their cash needs, including operating expenses, capital expenditures, and potential investments and acquisitions.

On December 2, 2005, IDT Entertainment entered into a $125.0 million five and a half year secured revolving credit facility (the “Credit Facility”), with a bank group led by JPMorgan Chase Bank, N.A., of which $95.0 million had been committed as of that date and the remaining $30.0 million of which is subject to us obtaining commitments from additional lenders. The Credit Facility will be used to fund certain costs of the production and distribution of animated feature length films to be produced or acquired by IDT Entertainment, as well as interest and other costs of the Credit Facility and certain overhead amounts.

Production funding, for each qualifying picture, is limited to 25% of the lesser of the cash budget and the final negative cost, and distribution funding, for each qualifying picture, is limited to 80% of the worldwide theatrical distribution expenses, as defined in the Credit Facility. Interest on each loan under the Credit Facility will be payable at either an annual Alternate Base Rate plus the Applicable Margin or at the London Interbank Offering Rate (“LIBOR”) plus the Applicable Margin, at the option of IDT Entertainment, in each case as defined in the Credit Facility. Applicable Margin is 1.5% per annum in the case of an Alternate Base Rate loan or 2.5% per annum in the case of a LIBOR loan. The Credit Facility requires IDT Entertainment to pay an annual commitment fee of 0.5% per annum on any unused portion available to IDT Entertainment under the Credit Facility. Each loan may be prepaid in whole or in part at any time at IDT Entertainment’s sole option without premium or penalty. The Credit Facility contains various affirmative and negative covenants and representations and warranties. The Credit Facility is secured by the slate of IDT Entertainment’s CG animated feature films, and is non-recourse to IDT Corporation, the parent company.

On December 7, 2005, IDT Spectrum filed an amended registration statement on Form S-1 with the Securities and Exchange Commission, for a proposed initial public offering of 4.2 million shares of its Class B common stock. In addition, IDT Spectrum granted the underwriter the right to purchase up to 0.6 million additional shares from IDT Spectrum within 30 days after the date of the prospectus to cover any over-allotments. The registration statement was declared effective on December 12, 2005.

Changes in Trade Accounts Receivable, Allowance for Doubtful Accounts and Deferred Revenue

Gross trade accounts receivable increased from $259.6 million at July 31, 2005 to $286.9 million at October 31, 2005, mostly due to timing of operating cash receipts for our home video entertainment business and the significant growth, during Q1 of fiscal 2006, of our retail energy business. In addition, our fiscal first quarter has traditionally been the strongest revenue quarter for our home video entertainment business from a revenue standpoint, due to shipments we make to support the Halloween and holiday season retail sales. The allowance for doubtful accounts as a percentage of gross trade accounts receivable decreased from 25.0% at July 31, 2005, to 22.2% at October 31, 2005, primarily due to the write-off, against the allowance for doubtful accounts, of certain uncollectible trade accounts receivable from our U.S. consumer phone services business, as well as due to the growth of our retail energy business which has significantly lower uncollectible accounts than our telecom business. The bad debt rate associated with our consumer phone services receivables has traditionally been significantly higher than the bad debt experienced by our other businesses.

Deferred revenue as a percentage of total revenues vary from period to period, depending on the mix and the timing of revenues. Deferred revenue arises primarily from the sales by IDT Telecom of our calling cards and consumer phone services both in the United States as well as in Europe. Deferred revenue also arises at IDT Entertainment, primarily from fee-for-hire production services, and can vary significantly from quarter to quarter and year to year, depending on the timing of production cash receipts. Deferred revenue as of October 31, 2005 and July 31, 2005 was $145.0 million and $144.2 million, respectively.

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

We believe that, based upon our present business plan, and due to the large balance of cash, cash equivalents and marketable securities we held as of October 31, 2005, as well as available borrowings under our credit facilities, our existing cash resources will be sufficient to meet our currently anticipated working capital and capital expenditure requirements, as well as our investments in proprietary film productions, film licenses and DVD and videocassette mastering requirements, and to fund any potential operating cash flow deficits within any of our segments for at least the next twelve months. If our growth exceeds current expectations or if we acquire the business or assets of another company, we might need to raise additional capital from equity or debt sources. There can be no assurance that we will be able to raise such capital on favorable terms or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our anticipated expansion, which could have a material adverse effect on our business, financial condition and/or results of operations.

Foreign Currency Risk

Revenues from our international operations represented 31.0% and 25.1% of our consolidated revenues for the first quarter of fiscal 2006 and 2005, respectively. A significant portion of these revenues are in denominations other than the U.S. Dollar. Foreign currency exchange risk that we are subject to is mostly mitigated by our ability to offset the majority of these non dollar-denominated revenues with operating expenses that are paid in the same currencies. As such, the net amount of our exposure to foreign currency exchange rate changes is not material.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements”, as defined in relevant SEC regulations, that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The Securities and Exchange Commission’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are exposed to market risks from changes in commodity prices, particularly natural gas and electrical power. We may hedge market price fluctuations associated with physical purchases and sales of natural gas and electricity by using derivative instruments including futures, forwards, basis swaps, transmission congestion contracts and financial transmission rights contracts. We are also exposed to changes in interest rates, primarily from our investments in cash equivalents and marketable debt securities. On occasion, we use interest rate derivative instruments to manage our exposure to interest rate changes, such as total return swap agreements. We do not consider our market risk exposure relating to foreign currency exchange to be material, as we generally have sufficient cash outflows based in these currencies to largely offset the cash inflows based in these currencies, thereby creating a natural hedge. In order to mitigate the risk associated with net foreign exchange exposure, which we experience from time to time, we have, on occasion, entered into foreign exchange hedges. In addition to but separate from our primary business, we hold a small portion of our total asset portfolio in hedge funds for speculative and strategic purposes. As of October 31, 2005, the carrying value of our investments in such hedge funds was approximately $31 million. Investments in hedge funds carry a significant degree of risk, which will depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that hedge fund managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our interests in these funds may go down as well as up and we may not receive, upon redemption, the amounts originally invested.

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

Changes in Internal Control over Financial Reporting. As reported last quarter, during the audit of our financial statements as of July 31, 2005 and for the year then ended, errors were discovered in our accrual for income taxes related to the first quarter of fiscal 2004. Accordingly, we restated our financial statements for the first quarter and fiscal year 2004 to decrease our deferred tax liability by $36.8 million, with a corresponding increase in benefit from income taxes. As a result, reported net loss for the year ended July 31, 2004 decreased from $95.7 million to $58.9 million, and reported net loss per share decreased from ($1.09) per share to ($0.67) per share. The overstatement was the result of a deficiency in our internal controls and procedures related to the calculation of our tax provision and deferred income tax balances in accordance with generally accepted accounting principles. Accordingly, management has concluded that this deficiency in internal control over financial reporting which resulted in a restatement was a material weakness as of July 31, 2005. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected. Management has discussed this material weakness with the Audit Committee of our Board of Directors.

During the quarter ended October 31, 2005 this material weakness has been remediated. To remediate this material weakness, we implemented more stringent levels of review of the tax provision and related tax liabilities, and have added additional staff to our tax department. In addition, we now perform additional tax account reconciliations to enhance our analysis of our tax provision. We also expanded the scope of work of the outside tax consulting firm that we used during fiscal 2005 to review our quarterly and annual income tax provisions and related tax liabilities. We believe that these measures adequately addressed the material weakness that existed at July 31, 2005.

There were no additional changes in our internal control over financial reporting during the quarter ended October 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are more fully described in our Annual Report on Form 10-K for the year ended July 31, 2005. Unless otherwise indicated in this Report, all legal proceedings discussed in that Annual Report remain outstanding.

IDT Telecom

With respect to the complaint filed against the Company by Michael Jewett (“Jewett”), on November 17, 2005, Judge Lifland heard oral argument on our motion to dismiss and the other defendants’ motions to dismiss. The Court (a) dismissed Jewett’s claims for alleged violations of the New Jersey Anti-Racketeering Statute, (b) dismissed Jewett’s claim for alleged violations of the New Jersey law against discrimination (“LAD”) as to hostile work environment, (c) dismissed Jewett’s tortious interference claim, and (d) narrowed Jewett’s claims of violations (i) of the New Jersey Conscientious Employee Protection Act, (ii) with respect to the defamation claim, and (iii) with respect to alleged violations of LAD as to retaliatory discharge.

In addition to the foregoing, we are subject to other legal proceedings that have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance in this regard, in the opinion of management, none of the legal proceedings to which we are a party will have a material adverse effect on our results of operations, cash flows or our financial condition.

Item 2. Changes in Securities and Use of Proceeds

This table provides information with respect to purchases by the Company of shares of its common stock during the first quarter of fiscal 2006:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1—31, 2005 (2)	241,248	$12.86	239,300	18,564,400

September 1—30, 2005 (3)	704,350	$12.58	704,350	17,860,050

October 1—31, 2005 (4)	1,187,402	$12.37	1,180,800	16,679,250

Total	2,133,000	$12.49	2,124,450

(1)	Under our existing stock repurchase program, approved by our Board of Directors and publicly announced on December 18, 2001, we are authorized to repurchase up to 15 million shares of our Class B common stock and up to 5 million shares of our common stock.
(2)	Of the 239,300 shares purchased pursuant to the Stock Repurchase Program, 133,500 were shares of Class B common stock and 105,800 were shares of common stock, resulting in an aggregate of 18,564,400 shares of stock that may yet be purchased under the Stock Repurchase Program (consisting of 14,249,400 shares of Class B common stock and 4,315,000 shares of common stock). Includes 1,948 shares of Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted stock. Such shares are repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.
(3)	Of the 704,350 shares purchased pursuant to the Stock Repurchase Program, 175,000 were shares of Class B common stock and 529,350 were shares of common stock, resulting in an aggregate of 17,860,050 shares of stock that may yet be purchased under the Stock Repurchase Program (consisting of 14,074,400 shares of Class B common stock and 3,785,650 shares of common stock).
(4)	Of the 1,180,800 shares purchased pursuant to the Stock Repurchase Program, 443,800 were shares of Class B common stock and 737,000 were shares of common stock, resulting in an aggregate of 16,679,250 shares of stock that may yet be purchased under the Stock Repurchase Program (consisting of 13,630,600 shares of Class B common stock and 3,048,650 shares of common stock). Includes 6,602 shares of Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted stock. Such shares are repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

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

IDT CORPORATION

December 12, 2005	By:	/s/ JAMES A. COURTER
James A. Courter Chief Executive Officer and Vice-Chairman (Principal Executive Officer)

December 12, 2005	By:	/s/ STEPHEN R. BROWN
Stephen R. Brown Chief Financial Officer and Treasurer (Principal Financial Officer)