Form 10-Q
period 2006-01-31
IDT CORP
filed 2006-03-13
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2006

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of March 1, 2006, the registrant had the following shares outstanding:

Common Stock, $.01 par value:	15,453,073 shares outstanding (excluding 9,621,787 treasury shares)
Class A common stock, $.01 par value:	9,816,988 shares outstanding
Class B common stock, $.01 par value:	70,971,356 shares outstanding (excluding 5,313,990 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

IDT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2006	July 31, 2005
	(Unaudited)	(Note 1)
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$48,978	$171,027
Marketable securities	649,344	780,263
Trade accounts receivable, net	208,053	189,094
Other current assets	128,570	112,263
Assets of discontinued operations	73,618	50,567

Total current assets	1,108,563	1,303,214
Property, plant and equipment, net	317,498	335,002
Goodwill	145,688	110,966
Licenses and other intangibles, net	39,593	32,591
Investments	53,968	50,941
Other assets	169,120	144,876

Total assets	$1,834,430	$1,977,590

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$86,430	$110,282
Accrued expenses	254,257	229,945
Deferred revenue	146,784	144,248
Capital lease obligations—current portion	24,472	32,728
Other current liabilities	37,499	38,043
Liabilities of discontinued operations	31,517	13,962

Total current liabilities	580,959	569,208
Deferred tax liabilities, net	105,252	108,237
Capital lease obligations—long-term portion	40,135	42,370
Notes payable—long-term portion	146,469	121,470
Other liabilities	6,068	8,217

Total liabilities	878,883	849,502
Minority interests	48,402	89,891
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000,000; no shares issued	—	—
Common stock, $.01 par value; authorized shares—100,000,000; 25,074,860 shares issued at January 31, 2006 and July 31, 2005; 15,453,073 and 18,014,723 shares outstanding at January 31, 2006 and July 31, 2005, respectively	251	251
Class A common stock, $.01 par value; authorized shares—35,000,000; 9,816,988 shares issued and outstanding at January 31, 2006 and July 31, 2005	98	98
Class B common stock, $.01 par value; authorized shares—100,000,000; 76,285,346 and 75,917,516 shares issued at January 31, 2006 and July 31, 2005, respectively; 71,142,262 and 73,550,857 shares outstanding at January 31, 2006 and July 31, 2005, respectively	763	759
Additional paid-in capital	903,211	907,223
Treasury stock, at cost, consisting of 9,621,787 and 7,060,137 shares of common stock and 5,143,084 and 2,366,659 shares of Class B common stock at January 31, 2006 and July 31, 2005, respectively	(212,410)	(147,690)
Deferred compensation	—	(19,043)
Accumulated other comprehensive income (loss)	297	(1,896)
Retained earnings	214,935	298,495

Total stockholders’ equity	907,145	1,038,197

Total liabilities and stockholders’ equity	$1,834,430	$1,977,590

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
	(In thousands, except per share data)
Revenues	$615,702	$593,496	$1,220,291	$1,209,913
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	479,252	440,570	939,056	902,839
Selling, general and administrative (i)	166,851	145,867	317,163	288,429
Depreciation and amortization	26,000	26,879	52,059	50,854
Restructuring and impairment charges	729	8,780	1,543	11,415

Total costs and expenses	672,832	622,096	1,309,821	1,253,537

Loss from operations	(57,130)	(28,600)	(89,530)	(43,624)
Interest income, net	2,099	5,565	5,277	11,196
Investment and other income, net	2,889	5,404	3,844	6,228

Loss from continuing operations before minority interests and income taxes	(52,142)	(17,631)	(80,409)	(26,200)
Minority interests	(6,911)	(805)	(8,307)	(3,488)
Benefit from (provision for) income taxes	402	(2,223)	(1,856)	(4,839)

Loss from continuing operations	(58,651)	(20,659)	(90,572)	(34,527)

Income from discontinued operations	3,015	2,935	7,012	5,069

Net loss	$(55,636)	$(17,724)	$(83,560)	$(29,458)

Earnings per share:
Basic:
Loss from continuing operations	$(0.61)	$(0.22)	$(0.93)	$(0.36)
Income from discontinued operations	$0.03	$0.03	$0.07	$0.05
Net loss	$(0.58)	$(0.19)	$(0.86)	$(0.31)

Diluted:
Loss from continuing operations	$(0.61)	$(0.22)	$(0.93)	$(0.36)
Income from discontinued operations	$0.03	$0.03	$0.07	$0.05
Net loss	$(0.58)	$(0.19)	$(0.86)	$(0.31)

Weighted-average number of shares used in calculation of earnings per share:
Basic	95,858	95,635	97,010	95,412

Diluted	95,858	95,635	97,010	95,412

(i) Stock-based compensation included in selling, general and administrative expense	$7,309	$5,059	$14,395	$9,892

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended January 31,
	2006	2005
	(In thousands)
Net cash used in operating activities	$(79,139)	$(5,308)
Investing activities
Capital expenditures	(29,410)	(35,528)
Issuance of notes receivable, net	(3,241)	(5,650)
Investments and acquisitions, net of cash acquired	(81,147)	(11,674)
Proceeds from sales and maturities of marketable securities	1,517,571	2,767,922
Purchases of marketable securities	(1,383,304)	(2,669,120)

Net cash provided by investing activities	20,469	45,950
Financing activities
Proceeds from exercise of stock options	590	2,809
Proceeds from employee stock purchase plan	1,142	893
Proceeds from borrowings	25,414	—
Repayments of borrowings	(1,607)	—
Repayments of capital lease obligations	(10,492)	(13,429)
Repurchases of common stock and Class B common stock	(65,298)	(1,985)
Cash and marketable securities restricted against letters of credit	—	2,904
Distributions to minority shareholders of subsidiaries	(13,531)	(16,630)

Net cash used in financing activities	(63,782)	(25,438)
Effect of exchange rate changes on cash and cash equivalents	403	3,668

Net (decrease) increase in cash and cash equivalents	(122,049)	18,872
Cash and cash equivalents, beginning of period	171,027	141,674

Cash and cash equivalents, end of period	$48,978	$160,546

Supplemental schedule of non-cash investing and financing activities
Purchases of property, plant and equipment through capital lease obligations	$5,476	$12,853

Cash flows from discontinued operations
Operating activities	$9,662	$4,324
Investing activities	(11,897)	(4,131)
Financing activities	3,005	—

Total increase in cash from discontinued operations	$770	$193

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation. Operating results for the three and six month periods ended January 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2006. The balance sheet at July 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2005, as filed with the U.S. Securities and Exchange Commission.

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2006 refers to the fiscal year ending July 31, 2006).

Note 2—Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended, until July 31, 2005, the Company accounted for its stock option plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and as such, generally recognized no compensation cost on grants of employee stock options. Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, using the modified-prospective transition method. Under that transition method, compensation cost recognized during the three and six months ended January 31, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of August 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to August 1, 2005, based on the grant-date fair value estimated in accordance with SFAS No. 123(R). Results for prior periods have not been restated. Stock-based compensation was previously presented as a separate line item on the condensed consolidated statements of operations. However, in accordance with Staff Accounting Bulletin No. 107 issued in March 2005, stock-based compensation is now included in selling, general and administrative expense. In addition, when the Company adopted SFAS No. 123(R) on August 1, 2005, deferred compensation was reduced to zero with a corresponding decrease to additional paid in capital.

As a result of adopting SFAS No. 123(R) on August 1, 2005, the Company’s loss before income taxes, loss from continuing operations and net loss for the three and six months ended January 31, 2006 is $0.8 million and $1.7 million, respectively, higher than if it had continued to account for share-based compensation under Opinion No. 25. Basic and diluted loss per share for the three and six months ended January 31, 2006 would have been $0.57 and $0.84 if the Company had not adopted SFAS No. 123(R).

The Company does not currently recognize tax benefits resulting from tax deductions in excess of the compensation cost recognized because of federal and state net operating loss carryforwards available to offset

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

future federal and state taxable income. Accordingly, the adoption of SFAS No. 123(R) did not have any impact on the Company’s consolidated statements of cash flows.

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and six months ended January 31, 2005:

	Three Months	Six Months
	Ended January 31, 2005
	(in thousands, except per share data)
Net loss, as reported	$(17,724)	$(29,458)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects and minority interests	3,631	7,564
Deduct: Total stock-based employee compensation expense determined under the fair value based method of accounting for all awards, net of related tax effects and minority interests	(35,855)	(45,176)

Pro forma net loss	$(49,948)	$(67,070)

Earnings per share:
Basic—as reported	$(0.19)	$(0.31)

Basic—pro forma	$(0.52)	$(0.70)

Diluted—as reported	$(0.19)	$(0.31)

Diluted—pro forma	$(0.52)	$(0.70)

Effective January 24, 2005, the compensation committee of the Company’s Board of Directors approved the acceleration of vesting of all then outstanding unvested options to purchase shares of the Company’s Class B common stock. The Company accelerated the vesting of the options in anticipation of the impact of SFAS No. 123(R). Options to purchase approximately 4.5 million shares of the Company’s Class B common stock became immediately exercisable on January 24, 2005, as a result of the acceleration. Generally, these options were scheduled to vest annually over 3 years beginning on the first anniversary of their grant date. The primary purpose of the acceleration was to eliminate the impact of approximately $15.6 million of future compensation expense that the Company would otherwise recognize in its fiscal 2006 and fiscal 2007 consolidated statements of operations. This amount was instead reflected in pro forma footnote disclosure for the three and six months ended January 31, 2005, as permitted under the transitional guidance provided by the FASB.

Share-Based Compensation Plans

Prior to March 15, 1996, the Company had an informal stock option program whereby employees were granted options to purchase shares of common stock. On March 15, 1996 the Company adopted the 1996 Stock Option and Incentive Plan as amended and restated (the “Option and Incentive Plan”) for employees, directors, and consultants to be eligible to receive awards of stock options, stock appreciation rights, limited stock appreciation rights, restricted stock and deferred stock units. As of January 31, 2006, 0.2 million shares of Class B common stock remain available for future award grants under the Option and Incentive Plan.

In September 2005, the Board of Directors of the Company approved and adopted the 2005 Stock Option and Incentive Plan (the “Stock Option and Incentive Plan”) to provide incentives to executives, employees, directors and consultants of the Company. Incentives available under the Stock Option and Incentive Plan may

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

include stock options, stock appreciation rights, limited rights, deferred stock units, and restricted stock. The maximum number of shares of Class B common stock reserved for award under the Stock Option and Incentive Plan is 2.3 million shares, and as of January 31, 2006, all of the shares remained available for future grants.

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Option and share awards generally vest on a graded basis over three years of service and have ten year contractual terms. Compensation cost is generally recognized on a straight-line basis over three years. The compensation cost that has been charged against income for the Company and its subsidiaries’ share-based compensation plans was $7.3 million and $14.4 million for the three months and six months ended January 31, 2006, respectively, and $5.1 million and $9.9 million for the three and six months ended January 31, 2005, respectively. No income tax benefits were recognized in the consolidated statements of operations for share-based compensation arrangements during the three and six months ended January 31, 2006 and 2005.

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

Six Months Ended January 31, 2006
ASSUMPTIONS
Average risk-free interest rate	4.2%
Expected dividend yield	—
Expected volatility	25%
Expected term	3.6 Years

Stock Options

A summary of stock option activity as of January 31, 2006, and changes during the six months ended January 31, 2006, is presented below:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2005	15,468	$12.78
Granted	15	12.69
Exercised	(108)	5.49
Forfeited or expired	(176)	15.59

Outstanding at January 31, 2006	15,199	$12.80	6.6	$24,271

Exercisable at January 31, 2006	15,189	$12.80	6.6	$24,271

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The weighted-average grant-date fair value of options granted by the Company during the six months ended January 31, 2006 was $3.36. The total intrinsic value of options exercised during the six months ended January 31, 2006 was $0.7 million. During the six months ended January 31, 2006, the Company received $0.6 million in cash proceeds from the exercise of its stock options.

Option Tender Offer

On February 1, 2006, the company extended an offer (the “Offer”) to purchase from eligible optionees outstanding stock options to purchase shares of its Class B common stock, at a cash purchase price equal to $2.00 net per share underlying such options. The Company will accept for payment and pay the purchase price for each properly tendered option not validly withdrawn following completion of the Offer. All options accepted for payment will be cancelled immediately upon expiration of the Offer and will no longer be exercisable following such time. The offer and withdrawal rights will expire on March 24, 2006, unless extended. As of January 31, 2006, there were outstanding options to purchase 15.1 million shares of the Company’s Class B common stock that were eligible to be tendered in the Offer.

Restricted Stock

The fair value of nonvested shares of the Company’s Class B common stock is determined based on the closing trading price of the Company’s Class B common stock on the grant date.

A summary of the status of the Company’s nonvested shares as of January 31, 2006, and changes during the six months ended January 31, 2006, is presented below:

	Number of Nonvested Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested Shares at July 31, 2005	2,209	$15.96
Granted	237	11.77
Vested	(589)	16.93
Forfeited	(53)	15.53

Nonvested shares at January 31, 2006	1,804	15.10

As of January 31, 2006, there was $9.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock option and incentive plans. That cost is expected to be recognized over a weighted-average period of 11 months. The total cost of non-vested shares granted that was recognized as compensation during the six months ended January 31, 2006 was $11.1 million.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3—Investment in Net2Phone

As of January 31, 2006 and 2005, the Company’s effective equity interest in Net2Phone was approximately 82.5% and 14.0%, respectively and its aggregate voting power in Net2Phone was approximately 87.2% and 56.5%, respectively. Accordingly, in the accompanying condensed consolidated financial statements, during the three and six months ended January 31, 2006 and 2005, the Company recorded in minority interests the share of Net2Phone’s net loss attributable to the other stockholders of Net2Phone.

On November 10, 2005, the Company commenced a tender offer for all outstanding shares of common stock of Net2Phone not owned by IDT or its affiliates, at a price of $2.00 per share, which was subsequently increased to $2.05 per share, net to the sellers in cash, without interest.

During the second quarter of fiscal 2006, the Company purchased 33.2 million shares of Net2Phone, which were validly tendered in the offer, for a total purchase price of $68.3 million. Through this transaction, IDT has increased its effective equity interest in Net2Phone to approximately 82.5% and its aggregate voting power in Net2Phone to approximately 87.2%. The acquisition was accounted for under the purchase method and, accordingly, the Company recorded a reduction in minority interests of $41.6 million and an increase to goodwill and intangibles of $26.7 million, which represents the excess purchase price paid over the fair value of the additional interest in net assets acquired.

On February 17, 2006, the Company and Net2Phone jointly announced the execution of a merger agreement providing for the acquisition of Net2Phone by IDT. Under the terms and subject to conditions described in the merger agreement, NTOP Acquisition, Inc., a wholly-owned subsidiary of IDT, would merge with and into Net2Phone, with Net2Phone continuing as the surviving corporation. Once the merger is consummated, each issued and outstanding share of common stock and Class A common stock of Net2Phone, other than shares held by IDT or its subsidiaries or as to which dissenters’ rights have been perfected, will be canceled and converted automatically into the right to receive $2.05 in cash, without interest.

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

Production funding, on each qualifying picture, is limited to 25% of the lesser of the cash budget and the final negative cost, and distribution funding, for each qualifying picture, is limited to 80% of the worldwide theatrical distribution expenses, as defined in the Credit Facility. Interest on each loan under the Credit Facility will be payable at either an annual Alternate Base Rate plus the Applicable Margin or at the London Interbank Offering Rate (“LIBOR”) plus the Applicable Margin, at the option of IDT Entertainment, in each case as defined in the Credit Facility. Applicable Margin is 1.5% per annum in the case of an Alternate Base Rate loan or 2.5% per annum in the case of a LIBOR loan. The Credit Facility requires IDT Entertainment to pay an annual commitment fee of 0.5% per annum on any unused portion available to IDT Entertainment under the Credit Facility. Each loan may be prepaid in whole or in part at any time at IDT Entertainment’s sole option without premium or penalty. The Credit Facility contains various affirmative and negative covenants and representations and warranties. The Credit Facility is secured by the slate of IDT Entertainment’s computer generated animated feature films, and is non-recourse to IDT Corporation, the parent company. No amounts were drawn down under the Credit Facility to date.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s IDT Entertainment division, through its wholly-owned Anchor Bay Entertainment subsidiary, maintains a $50.0 million five-year secured revolving credit facility (the “Facility”) with a bank group led by JPMorgan Chase Bank, N.A., which may be increased up to $75.0 million in certain circumstances, as set forth in the Facility. In October 2005, $14.0 million was drawn down from the Facility at an effective interest rate of 6.9%, and this rate is effective through October 2006. As of January 31, 2006, $3.1 million remains available to the Company under the Facility.

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

Note 5—Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase of up to 15 million shares of IDT Class B common stock and up to 5 million shares of IDT common stock. In the six months ended January 31, 2006, the Company repurchased an aggregate of 5.2 million shares of IDT common stock and Class B common stock for $63.7 million. Through January 31, 2006, under the Company’s existing stock repurchase program, the Company repurchased an aggregate of 6.4 million shares of IDT common stock and Class B common stock for an aggregate purchase price of $79.3 million.

During the six months ended January 31, 2006, the Company acquired an aggregate of 0.1 million shares of its Class B common stock held by certain of its employees for $1.6 million.

Note 6—Discontinued Operations

On January 23, 2006, the Company entered into a Sale and Purchase Agreement for the sale of its Russian telecom business, Corbina Telecom (“Corbina”), to a Moscow based consortium of private equity investors, for $145.7 million in cash. Corbina operates a licensed full-service telecommunications business, offering a broad range of services throughout the 24 largest industrial areas in the Russian market. Corbina’s operational results were historically included in the Company’s Retail Telecommunications Services and Wholesale Telecommunications Services segments. On March 2, 2006 the transaction was consummated. Corbina met the criteria to be reported as a discontinued operation in the second quarter of fiscal 2006 and, accordingly, its results of operations for the three and six months ended January 31, 2005 and 2006 are classified as part of discontinued operations.

Revenues, income before income taxes and net income of Corbina, which were included in income from discontinued operations, are as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
	(In thousands)
Revenues	$21,259	$16,581	$40,826	$31,779

Income before income taxes	3,829	4,262	8,430	7,747
Provision for income taxes	(814)	(1,327)	(1,418)	(2,678)

Net income	$3,015	$2,935	$7,012	$5,069

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The assets and liabilities of the discontinued operations at January 31, 2006 and July 31, 2005 were as follows:

	January 31, 2006	July 31, 2005
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$1,701	$932
Trade accounts receivable, net	6,652	5,613
Other current assets	16,593	8,867

Total current assets of discontinued operations	24,946	15,412
Property, plant and equipment, net	48,672	35,155

Total assets of discontinued operations	$73,618	$50,567

Liabilities
Current liabilities:
Trade accounts payable	$12,050	$5,717
Accrued expenses	1,090	1,471
Other current liabilities	13,812	6,774

Total current liabilities of discontinued operations	26,952	13,962

Long term liabilities	4,565	—

Total liabilities of discontinued operations	$31,517	$13,962

Note 7—Business Segment Information

The Company has six reportable business segments: Retail Telecommunications Services, Wholesale Telecommunications Services, IDT Entertainment, Voice over IP, IDT Capital and IDT Solutions. The operating results of these business segments are distinguishable and are regularly reviewed by the Company’s chief operating decision maker.

The Retail Telecommunications Services business segment markets and sells primarily prepaid and rechargeable calling cards and consumer local, long distance and wireless phone services. The Wholesale Telecommunications Services business segment consists of wholesale carrier services provided to other long distance carriers. The IDT Entertainment business segment consists of animated and live-action production operations and home video entertainment operations that comprise an increasingly integrated full-service entertainment company. The Voice over IP business segment consists mostly of Net2Phone, a provider of VoIP telephony products and services and of cable and other broadband telephony services. The IDT Capital business segment consists primarily of retail energy, brochure distribution and call center services. Up until January 19, 2006, the Company operated its IDT Solutions business segment through its IDT Spectrum and Winstar Holdings, LLC subsidiaries. On January 19, 2006, the Company consummated the sale of its remaining Winstar operations, which consisted mostly of contracts for the provision of voice and data services to U.S. government customers (see Note 10). IDT Spectrum holds a significant number of licenses for commercial fixed wireless spectrum in the United States, and is developing a fixed wireless network platform that will integrate the wireless spectrum with operational management capabilities and a flexible architecture to serve the specialized backhaul and telecommunications connectivity needs of a variety of customers.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

	Retail Telecommunications Services	Wholesale Telecommunications Services	IDT Entertainment	Voice over IP	IDT Capital	IDT Solutions	Corporate	Total
Three Months Ended January 31, 2006
Revenues	$368,231	$128,809	$48,445	$25,129	$43,406	$1,682	$—	$615,752
Operating income (loss)	(4,148)	(7,266)	174	(9,365)	(3,844)	(18,355)	(14,326)	(57,130)
Restructuring and impairment charges (reversals)	—	—	—	(5)	—	734	—	729

Three Months Ended January 31, 2005
Revenues	$397,279	$128,345	$41,093	$18,088	$7,238	$1,453	$—	$593,496
Operating income (loss)	12,800	(3,682)	1,966	(8,650)	(3,500)	(14,922)	(12,612)	(28,600)
Restructuring and impairment charges (reversals)	—	—	—	724	(14)	8,070	—	8,780

	Retail Telecommunications Services	Wholesale Telecommunications Services	IDT Entertainment	Voice over IP	IDT Capital	IDT Solutions	Corporate	Total
Six Months Ended January 31, 2006
Revenues	$732,170	$266,899	$96,587	$46,714	$74,844	$3,077	$—	$1,220,291
Operating income (loss)	3,538	(13,358)	882	(17,445)	(7,453)	(24,603)	(31,091)	(89,530)
Restructuring and impairment charges (reversals)	—	—	—	(561)	—	2,104	—	1,543

Six Months Ended January 31, 2005
Revenues	$795,078	$257,441	$101,505	$36,167	$13,835	$5,887	$—	$1,209,913
Operating income (loss)	29,396	(7,642)	6,549	(16,489)	(6,448)	(24,183)	(24,807)	(43,624)
Restructuring and impairment charges (reversals)	—	—	—	1,602	(14)	9,827	—	11,415

Revenues and operating income of Corbina included in the Company’s telecommunications segments for the three and six months ended January 31, 2005 and 2006 have now been classified as discontinued operations.

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

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the three and six months ended January 31, 2006 and 2005, the diluted earnings per share amounts equal basic earnings per share because the Company had net losses and the impact of the assumed exercise of stock options, non-vested restricted stock and contingently issuable shares would have been anti-dilutive. The following securities have been excluded from the dilutive earnings per share computation (in thousands):

	At January 31, 2006	At January 31, 2005
Stock options	15,199	14,100
Non-vested restricted stock	1,804	2,119
Contingently issuable shares	5	85

Total	17,008	16,304

Note 9—Comprehensive Loss

The Company’s comprehensive loss consists of the following (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
Net loss	$(55,636)	$(17,724)	$(83,560)	$(29,458)
Foreign currency translation adjustments	211	1,833	(274)	4,421
Unrealized gains in available-for-sale securities	6,300	494	2,467	9,483

Comprehensive loss	$(49,125)	$(15,398)	$(81,367)	$(15,554)

Note 10—Restructuring and Impairment Charges

The Company’s restructuring and impairment charges consist of the following (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
IDT Solutions:
Workforce reductions	$31	$4	$92	$4
Real estate network and connectivity reductions	557	7,562	1,434	8,799
Other	146	504	578	1,024

	734	8,070	2,104	9,827
IDT Capital	—	(14)	—	(14)
Voice over IP	(5)	724	(561)	1,602

Total	$729	$8,780	$1,543	$11,415

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

On January 19, 2006, the Company consummated the sale of its remaining Winstar operations, which consisted mostly of contracts for the provision of voice and data services to U.S. government customers.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The sale of the business did not meet the criteria for discontinued operations. With the disposition of the remaining government customers that were on Winstar’s network, the restructuring plan was completed.

Real estate network and connectivity reductions

As part of the restructuring plan, the Company has terminated leases and related connectivity on all the buildings on Winstar’s network. During the three and six months ended January 31, 2005, the Company recorded real estate network reduction charges of $0.8 million and $0.9 million, and connectivity reduction charges of $6.8 million and $7.9 million, respectively. During the three and six months ended January 31, 2006, the Company recorded real estate network reduction charges of $0.6 million and $1.4 million, respectively.

Reserve summary

The following table summarizes the remaining reserve balances related to restructuring and impairment charges:

	Balance at July 31, 2005	Charged to Expense	Payments	Non-cash Charges	Reserve Adjustments	Balance at January 31, 2006
IDT Solutions:
Workforce reductions	$—	$92	$(92)	$—	$—	$—
Real estate network and connectivity reductions	378	1,434	(1,812)	—	—	—
Other	565	578	(938)	—	—	205

	943	2,104	(2,842)	—	—	205
Voice over IP	2,472	(561)	(463)	(568)	842	1,722

Total	$3,415	$1,543	$(3,305)	$(568)	$842	$1,927

Note 11—Legal Proceedings and Contingencies

Legal proceedings in which the Company is involved are more fully described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2005 and in the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2005. Unless otherwise indicated in this Report or the Quarterly Report for the three months ended October 31, 2005, all legal proceedings discussed in that Annual Report and the Quarterly Report remain outstanding.

With respect to the class actions brought on behalf of all public common stockholders of Net2Phone, the parties executed a memorandum of understanding settling this matter subject to (a) confirmatory discovery that plaintiffs are now taking; and (b) court approval.

IDT Telecom

With respect to the complaint served by Irene Kieves against the Company, the parties reached a settlement. On February 21, 2006, the court signed the order preliminarily approving the settlement.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

IDT Solutions

With respect to the complaint filed against the Company by Lucent Technologies, Inc., the parties reached a settlement effective January 20, 2006.

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

Note 12—American Jobs Creation Act

On October 22, 2004 the American Jobs Creation Act (the “Act”) was signed into law. The Act includes a deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the Act, in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. Under the Act, the Company has the potential to repatriate up to $500 million of foreign earnings. The Company is in the process of evaluating the effects of the Act, and at this time, cannot predict an estimated completion date of any decision that it may make in regards to the Act. Accordingly, the Company cannot estimate the amount of taxes that may be payable on the eventual distribution of these foreign earnings.

Note 13—Altice Agreement

On November 4, 2004, Net2Phone entered into cable telephony license agreements (the “Agreements”) with three Altice One cable properties (collectively “Altice”), to enable Altice to offer Net2Phone VoIP solutions to its subscribers in Belgium, Luxembourg and France. The Agreements with Altice provide that, in the event of a change in control to any of Altice’s cable systems, Altice is required to either terminate the Agreements and remit a predetermined buyout payment to Net2Phone, or cause the acquirer of a controlling interest to be bound by the Agreements.

On November 15, 2005, Altice notified Net2Phone that a third party had acquired a controlling interest in Altice, that the third party would not agree to be bound by all of Altice’s obligations under the Agreements, and that therefore, the Agreements were being terminated. As a result, Altice wired an $18.8 million buyout payment to Net2Phone. This amount is materially less than the predetermined buyout payment Net2Phone believes is required by the Agreements. Net2Phone has informed Altice and its third-party acquirer that the buyout provisions of the Agreements require an additional payment of approximately €25 million and that Net2Phone reserves its rights to all claims that may result from the termination. Net2Phone has initiated arbitration proceedings in accordance with the Agreements to achieve a satisfactory resolution of its claims. There can be no assurance that Net2Phone will receive any additional termination proceeds from Altice.

In connection with the receipt of the $18.8 million payment from Altice, the Company recognized a gain of $8.1 million from the termination of the Agreements, which is classified within “investment and other income, net”.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the notes to the condensed consolidated financial statements, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. Such forward-looking statements include, among other things, our plans to develop and market new products and services, improve our financial performance, enter new customer and geographic markets, expand our European consumer phone services business, develop our animation and entertainment businesses and the possible outcome of our litigation. Such forward-looking statements also include our expectations concerning factors affecting the markets for our products, such as changes in the U.S. and the international regulatory environment and the demand for telecommunications services. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. These risks and uncertainties include, but are not limited to, those risks discussed in this report. In addition to the factors specifically noted in the forward-looking statements, other important factors that could result in those differences include, but are not limited to, the fact that: each of our telecommunications business lines is highly sensitive to declining prices, which may adversely affect our revenues and margins; because our prepaid calling cards generate the bulk of our revenues, our overall profitability is substantially dependent upon continued operational profitability in that area, and we face significant competition; we may not be able to obtain sufficient or cost-effective termination capacity to particular destinations; our customers, particularly our wholesale carrier customers, could experience financial difficulties which could adversely affect our revenues and profitability if we experience difficulties in collecting our receivables; the termination of our carrier agreements with foreign partners or our inability to enter into carrier agreements in the future could materially and adversely affect our ability to compete in foreign countries, which could reduce our revenues and profits; our revenues will suffer if our distributors and sales representatives, particularly Union Telecard Alliance, LLC, fail to effectively market and distribute our calling card products and other services; increased competition in the consumer and business telephone market, particularly from the regional bell operating companies, or RBOCs, and cable operators, could limit or reverse our growth in that area; the FCC may change the scope or breadth of calling card services subject to Universal Service Fund obligations, which could negatively affect our calling card services; we rely on a few major customers in realizing our home entertainment video distribution revenues and a reduction in our business with these customers could have an adverse effect on us; a significant portion of our home entertainment video distribution revenues comes from a small number of titles; a loss of our rights to these titles, or our failure to replace them when our rights expire, could significantly harm our home entertainment video distribution business; the success of IDT Entertainment may depend on audience acceptance of our computer generated (CG) animated feature films, and live-action productions, which is extremely difficult to predict and therefore inherently risky; animated films are expensive to produce and the uncertainties inherent in their production could result in the expenditure of significant amounts on films that are canceled or significantly delayed, which would adversely affect our revenues and financial condition; piracy, including digital and Internet piracy, may decrease revenues received from the exploitation of our entertainment products; Net2Phone has never been profitable;

Net2Phone is pursuing new streams of revenue, including a cable telephony business, which may not be profitable; pricing pressures and increased use of VoIP technology may lessen Net2Phone’s competitive pricing advantage; Net2Phone has largely depended on its international operations, which subject it to unpredictable regulatory, economic and political environments; we have incurred significant losses since our inception, which could cause the trading price of our stock to decline; our growth strategy depends, in part, on our acquiring complementary businesses and assets and expanding our existing operations, which we may be unable to do; our revenues may be adversely affected if we fail to protect our proprietary technology or enhance or develop new technologies; we may be subject to claims of infringement of intellectual property rights of others; federal, state, local and international government regulations, including the recent FCC rule changes and litigation finding in the United States discussed below, may reduce our ability to provide services or negatively affect the profitability of our business; we may become subject to increased price competition from other carriers due to federal regulatory changes in determining international settlement rates; federal and state regulations may be passed that could harm Net2Phone’s business; holders of our Class B common stock have significantly less voting power than holders of our Class A common stock and our common stock; IDT is controlled by its principal stockholder, which limits the ability of other stockholders to affect the management of IDT; and other factors and risks set forth in our Annual Report on Form 10-K for fiscal 2005 and our other filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth herein and the other information set forth from time to time in our reports filed with the United States Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for fiscal 2005.

Overview

General

We are a multinational telecommunications, entertainment and technology company. We conduct our operations primarily through four operating subsidiaries: (i) IDT Telecom, which comprises our Retail Telecommunications Services and Wholesale Telecommunications Services segments, and whose primary offerings are prepaid and rechargeable calling cards, consumer local, long distance and wireless phone services, and wholesale carrier services; (ii) IDT Entertainment, which comprises our IDT Entertainment segment, whose offerings consist of animated and live-action production operations, both proprietary and for-hire, and home entertainment distribution; (iii) Net2Phone, which comprises our Voice over IP segment, whose offerings include Voice over Internet Protocol (“VoIP”) PacketCable, Session Initiation Protocol (“SIP”) and wireless solutions; and (iv) IDT Capital, which comprises our IDT Capital segment, and whose primary offerings are retail energy, brochure distribution and call center services. Also, up until January 19, 2006, we operated our IDT Solutions segment through our IDT Spectrum and Winstar Holdings, LLC subsidiaries. On January 19, 2006, we consummated the sale of our remaining Winstar operations, which consisted mostly of contracts for the provision of voice and data services to U.S. government customers. IDT Spectrum was formed in January 2005 to own and exploit our fixed wireless spectrum and related assets.

Discontinued Operations

On January 23, 2006, we entered into a Sale and Purchase Agreement for the sale of our Russian telecom business, Corbina Telecom (“Corbina”), to a Moscow based consortium of private equity investors, for $145.7 million in cash. Corbina operates a licensed full-service telecommunications business, offering a broad range of services throughout the 24 largest industrial areas in the Russian market. Corbina’s operational results were historically included in our Retail Telecommunications Services and Wholesale Telecommunications Services segments. On March 2, 2006 the transaction was consummated. Corbina met the criteria to be reported as a discontinued operation in the second quarter of fiscal 2006 and, accordingly, its results of operations for the three and six months ended January 31, 2005 and 2006 were reclassified as part of discontinued operations.

Revenues, income before income taxes and net income of Corbina, which were included in income from discontinued operations, are as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
	(In thousands)
Revenues	$21,259	$16,581	$40,826	$31,779

Income before income taxes	3,829	4,262	8,430	7,747
Provision for income taxes	(814)	(1,327)	(1,418)	(2,678)

Net income	$3,015	$2,935	$7,012	$5,069

Net2Phone

On November 10, 2005, we commenced a tender offer for all outstanding shares of common stock of Net2Phone not owned by us or our affiliates, at a price of $2.00 per share, which was subsequently increased to $2.05 per share, net to the sellers, in cash.

During the second quarter of fiscal 2006, we purchased 33.2 million shares of Net2Phone, which were validly tendered in the offer, for a total purchase price of $68.0 million. Through this transaction, we increased our effective equity interest in Net2Phone to approximately 82.5%, and our aggregate voting power to approximately 87.2%. The acquisition was accounted for under the purchase method and accordingly, we recorded a reduction in minority interests of $41.6 million and an increase to goodwill and intangibles of $26.4 million, which represents the excess purchase price paid over the fair value of the additional interest in net assets acquired.

On February 17, 2006, we and Net2Phone jointly announced that we had executed a merger agreement providing for the acquisition of Net2Phone by IDT. Under the terms, and subject to conditions described in the merger agreement, NTOP Acquisition, Inc., a wholly-owned subsidiary of IDT, would merge with and into Net2Phone, with Net2Phone continuing as the surviving corporation. Once the merger is consummated, each issued and outstanding share of common stock and Class A common stock of Net2Phone, other than shares held by IDT or its subsidiaries or as to which dissenters’ rights have been perfected, will be canceled and converted automatically into the right to receive $2.05 in cash, without interest.

Option Tender Offer

On February 1, 2006, the company extended an offer (the “Offer”) to purchase from eligible optionees outstanding stock options to purchase shares of its Class B common stock, at a cash purchase price equal to $2.00 net per share underlying such options. In order to be eligible to participate in the Offer, optionees are required to be an employee, director, or consultant of IDT on February 1, 2006 and maintain that status through the date the Offer expires. We will accept for payment and pay the purchase price for each properly tendered option not validly withdrawn following completion of the Offer. All options accepted for payment will be cancelled immediately upon expiration of the Offer and will no longer be exercisable following such time. The offer and withdrawal rights will expire on March 24, 2006, unless extended. As of January 31, 2006, there were outstanding options to purchase 15.1 million shares of our Class B common stock that were eligible to be tendered in the Offer.

Outlook

Since our inception, we have derived the majority of our revenues from IDT Telecom’s businesses. These businesses have accounted for the bulk of our operating expenses as well. IDT Telecom’s revenues (excluding Corbina) represented 81.9% of our total revenues in the six months ended January 31, 2006, compared to 87.0% in the six months ended January 31, 2005.

In February 2005, the FCC ruled against AT&T on a request to declare that certain prepaid calling cards offered by AT&T are not subject to access charges imposed by local telephone companies, and that revenues from those cards are not subject to assessment for Universal Service Fund (USF) contributions. The FCC has commenced a rulemaking to consider more broadly the extent to which calling card services in general may be subject to access charges and USF contributions. It is possible that this rulemaking or other proceedings related to USF contributions could have a material adverse effect on our calling card business, depending on what service characteristics or other rulemakings or interpretations the FCC finds determinative in applying access charges and USF obligations, but we cannot predict either the timing or the substance of any such actions.

The worldwide telecommunications industry has been characterized in recent years by excess network capacity, which has led to intense price competition, resulting in a significant decline in both our average per-minute price realizations and our average per-minute termination costs. During the six months ended January 31, 2006, our average price realization was $0.0724 per minute, down 3.5% from $0.0751 per minute in the six months ended January 31, 2005, while our average per-minute termination cost dropped 2.6% to $0.0619 in the six months ended January 31, 2006, from $0.0636 in the six months ended January 31, 2005. Average price realization represents the average revenue per minute we recognize on the minutes that we sell within our calling card and wholesale carrier businesses. It excludes minutes of use related to our consumer phone services business, as the domestic traffic generated by that business is not carried on our network. Although we carry the international traffic generated by our consumer phone services business on our own network, those volumes are relatively insignificant. Our average termination cost per minute represents our average direct cost of revenues per minute that we buy in order to terminate calls related to our calling card and wholesale carrier businesses. These costs exclude minutes of use related to our consumer phone services business, as its in-network traffic is insignificant.

In both the retail services and wholesale carrier businesses, our competitors, which include those who offer substitute products, have continued to aggressively price their services. This has led to continued erosion in pricing power, both in our retail and wholesale markets, and we have generally had to pass along our per-minute cost savings to our customers in the form of lower prices. We have seen a trend of continued declines in our overall per-minute price realizations throughout fiscal 2005 and the first half of fiscal 2006, due to lower wholesale carrier per-minute price realizations, partially offset by slightly increased price realizations on our calling card business. As wholesale minutes have accounted for an increasing proportion of overall network traffic since the beginning of fiscal 2005, this effect has been intensified somewhat. We expect to see some further price declines, on a blended retail/wholesale basis, throughout the remainder of fiscal 2006, as the markets in which we compete have generally remained competitive.

We are in a growth stage where we are investing significantly in new initiatives, while attempting to profitably manage our more mature businesses. Our investments today are part of a broad based plan to build upon our key assets and infrastructure. We expect to see significant growth in our newly-launched TúYo Mobile prepaid wireless product in the U.S. and other new consumer-oriented products targeted to the Hispanic market. Our Hispanic market strategy leverages on our existing distribution and customer loyalty in the Hispanic market.

We operate various businesses within our IDT Entertainment segment, which generated revenues of $96.6 million in the six months ended January 31, 2006. IDT Entertainment’s strategy for growth is twofold: production of proprietary computer generated, or CG, animated films to be released theatrically, and continued investment in original productions and new video licenses for television broadcast and retail distribution. IDT Entertainment’s live-action productions division, which is focused on creating and producing content in the horror and science fiction genres, began licensing the rights to its productions during the third quarter of fiscal 2005. Our first anthology series, “Masters of Horror,” premiered on Showtime in October 2005, followed by worldwide distribution in November 2005. Showtime has ordered a second season of our “Masters of Horror” anthology series consisting of thirteen new, one-hour episodes, which is expected to premier in Fall 2006. Within IDT Entertainment, our home video distribution business, as well as the home video market as a whole, has been subject to a trend by major retailers to return inventory quicker and in larger numbers back to distributors. The overall impact of this trend on our gross margins has been minimal, and we continue to be very focused on managing our inventory and growth of this business.

In June 2005, IDT Entertainment signed a two-year, multi-picture distribution deal with Twentieth Century Fox, whereby Twentieth Century Fox will distribute CG animated theatrical releases produced by IDT Entertainment. In addition, IDT Entertainment has secured distribution agreements in over twenty-five foreign territories for its first CG animated feature film, “Everyone’s Hero- The Story of Yankee Irving”, in theaters the weekend of September 15, 2006. IDT Entertainment is also in active production on an additional CG animated feature film and in various stages of progress on three additional CG animated films. Since our first animated feature film is not scheduled for theatrical release during fiscal 2006, we expect that our revenues for fiscal 2006 will largely be dominated by our home video distribution business, live-action business and our production services activities.

Our Voice over IP segment, consisting mostly of Net2Phone, provides VoIP-based telecommunications products and services to consumers, enterprises and telecommunications providers worldwide, through four sales channels: international reseller, consumer, carrier, and cable. Net2Phone also provides cable operators with a solution through which they can offer their cable subscribers residential phone services. Our Voice over IP segment had revenues of $46.7 million in the six months ended January 31, 2006.

We have also grown various businesses within our IDT Capital segment, which generated revenues of $74.8 million in the six months ended January 31, 2006, mostly from our retail energy, brochure distribution, and call center services initiatives. Our IDT Solutions segment, comprised of IDT Spectrum and Winstar Holdings, had revenues of $3.1 million in the six months ended January 31, 2006.

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

Three Months Ended January 31, 2006 Compared to Three Months Ended January 31, 2005

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, net interest income, other income (expense), minority interests, income taxes and income from discontinued operations are only reflected in our Consolidated discussion.

Results of operations for the second quarter of fiscal 2005 and fiscal 2006 relating to the operations of Corbina are classified as discontinued operations.

Consolidated

Revenues. Revenues increased 3.7%, from $593.5 million in the three months ended January 31, 2005 to $615.7 million in the three months ended January 31, 2006. The increase is mainly due to a $36.2 million increase in IDT Capital, driven by the growth of our new retail energy business, a $7.4 million increase in IDT Entertainment revenues, and a $7.0 million increase in Voice over IP revenues, partially offset by a $28.6 million decline in IDT Telecom revenues. The decrease in IDT Telecom revenues resulted primarily from the decline in consumer phone services revenues in the United States and lower calling cards revenues in both the United States and in Europe. IDT Telecom minutes of use grew 5.4% (excluding minutes related to our consumer phone services business, as the amount of consumer phone services minute traffic carried in our network is insignificant), from 5.761 billion in the three months ended January 31, 2005 to 6.074 billion in the three months ended January 31, 2006.

Direct Cost of Revenues. Direct cost of revenues increased 8.8%, from $440.6 million in the three months ended January 31, 2005 to $479.3 million in the three months ended January 31, 2006. The increase is due primarily to an increase in IDT Capital revenues, driven by the growth of our retail energy business, partially offset by a decline in IDT Telecom revenues. As a percentage of total revenues, direct costs increased from 74.2% in the three months ended January 31, 2005 to 77.8% in the three months ended January 31, 2006. This increase is due primarily to lower gross margins on our U.S. consumer phone services business and our wholesale carrier business, as well as the shift in the consolidated revenue mix toward lower margin retail energy revenues.

Selling, General and Administrative. Selling, general and administrative expenses increased 14.4%, from $145.9 million in the three months ended January 31, 2005 to $166.9 million in the three months ended January 31, 2006. The increase in selling, general and administrative expenses is mostly due to a $10 million legal settlement by IDT Solutions with Lucent Technologies, costs incurred by Net2Phone in connection with IDT’s tender offer for all outstanding shares of Net2Phone, increased compensation and infrastructure costs required to fund the development and growth of our IDT Entertainment, IDT Spectrum, and retail energy businesses, as well as marketing and advertising costs relating to our new product launches at IDT Telecom, such as TúYo Mobile prepaid wireless and our English as a Second Language product. The increase in selling, general and administrative expenses was partially offset by significantly lower marketing, advertising, compensation and bad debt costs in our U.S. consumer phone services business. As a percentage of total revenues, selling, general and administrative expenses increased from 24.6% in the three months ended January 31, 2005 to 27.1% in the three months ended January 31, 2006, as selling, general and administrative expenses increased at a faster rate than did the increase in revenues.

Stock-based compensation expense was previously presented as a separate line item on the condensed consolidated statements of operations. In accordance with Staff Accounting Bulletin No. 107 issued in March 2005, stock-based compensation expense is now included in selling, general and administrative expense.

As permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended, until July 31, 2005, we accounted for our stock option plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and as such, generally recognized no compensation cost on grants of employee stock options. Effective August 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, using the modified-prospective transition method. Under that transition method, compensation cost recognized during the three months ended January 31, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of August 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to August 1, 2005, based on the grant-date fair value estimated in accordance with SFAS No. 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS No. 123(R) on August 1, 2005, our loss before income taxes and net loss for the three months ended January 31, 2006 is $0.8 million higher than if we had continued to account for share-based compensation under Opinion No. 25. Had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and earnings per share in Note 2 to our condensed consolidated financial statements.

Stock-based compensation expense increased from $5.1 million in the three months ended January 31, 2005 to $7.3 million in the three months ended January 31, 2006, and related mostly to the amortization of deferred compensation from restricted stock grants.

Depreciation and Amortization. Depreciation and amortization expense decreased 3.3%, from $26.9 million in the three months ended January 31, 2005 to $26.0 million in the three months ended January 31, 2006. The decrease is primarily due to certain portions of our telecommunications network infrastructure and facilities being now fully depreciated. As a percentage of revenues, depreciation and amortization expense decreased from 4.5% in the three months ended January 31, 2005 to 4.2% in the three months ended January 31, 2006.

Restructuring and Impairment Charges. Restructuring and impairment charges decreased from $8.8 million in the three months ended January 31, 2005 to $0.7 million in the three months ended January 31, 2006. Refer to the respective sections of the IDT Solutions and Voice over IP segments for a full discussion on restructuring and impairment charges.

Loss from Operations. Loss from operations was $28.6 million in the three months ended January 31, 2005 compared to a loss from operations of $57.1 million in the three months ended January 31, 2006. The year-over-year increase in operating losses is primarily due to the decline in gross profits and the higher selling, general and administrative expenses, partially offset by lower restructuring and impairment charges.

Interest. Net interest income was $5.6 million in the three months ended January 31, 2005, compared to net interest income of $2.1 million in the three months ended January 31, 2006. The decrease is due primarily to higher interest expense resulting from higher levels of outstanding debt in the three months ended January 31, 2006, as well as lower interest bearing cash and marketable securities average portfolio balances in the three months ended January 31, 2006, as compared to the three months ended January 31, 2005.

Other Income. Other income was $5.4 million in the three months ended January 31, 2005, compared to $2.9 million in the three months ended January 31, 2006. Other income for the three months ended January 31, 2006 consisted primarily of an $8.1 million gain from the buyout payment relating to Altice’s early termination of cable telephony license agreements with Net2Phone, which was mostly offset by impairments and/or net realized losses from the sale of marketable securities and investments. Other income for the three months ended January 31, 2005 consisted mostly of net realized gains from the sale of marketable securities and investments.

Minority Interests. Minority interest expense increased from $0.8 million in the three months ended January 31, 2005 to $6.9 million in the three months ended January 31, 2006. Minority interests arise mostly from our 51% equity ownership in Union Telecard Alliance (“UTA”), our calling card distributor in the U.S., and from our average equity ownership of approximately 15.5% and 54.5% of Net2Phone during the three months ended January 31, 2005 and 2006, respectively. The year-over-year increase in minority interest expense is primarily due to an increase in the net income of UTA in the three months ended January 31, 2006, and by the increase in our average equity ownership of Net2Phone, as a result of our acquisition of an additional 26.0% equity interest in March 2005, and an additional 42.2% equity interest in the three months ended January 31, 2006.

Income Taxes. Income tax expense was $2.2 million in the three months ended January 31, 2005 compared to an income tax benefit of $0.4 million in the three months ended January 31, 2006. Income tax expense results primarily from income generated by our foreign subsidiaries.

Loss from Continuing Operations. Our consolidated loss from continuing operations was $20.7 million in the three months ended January 31, 2005 compared to a consolidated loss from continuing operations of $58.7 million in the three months ended January 31, 2006. The year-over-year change is due primarily to the increased loss from operations and higher minority interest expense, as discussed above.

Discontinued Operations. Our income from discontinued operations of Corbina was $3.0 million, net of a provision for income taxes of $0.8 million, in the three months ended January 31, 2006 compared to $2.9 million, net of a provision for income tax of $1.3 million, in the three months ended January 31, 2005.

Net Loss. Our consolidated net loss was $17.7 million in the three months ended January 31, 2005 compared to $55.6 million in the three months ended January 31, 2006. The year-over-year change is due primarily to the increase in our loss from continuing operations, as discussed above.

IDT Telecom—Retail Telecommunications Services and Wholesale Telecommunications Services Segments

Revenues. IDT Telecom revenues decreased 5.4%, from $525.6 million in the three months ended January 31, 2005 to $497.0 million in the three months ended January 31, 2006. Revenue declines occurred mainly at our U.S. consumer phone services business, U.S. and European calling card business, and U.S. wholesale business, partially offset by an increase in our wholesale carrier business in Europe and South America. Minutes of use grew by 5.4% (excluding minutes related to our consumer phone services business, for which minutes carried over our own network are insignificant), from 5.761 billion in the three months ended January 31, 2005 to 6.074 billion in the three months ended January 31, 2006. The growth in minutes of use occurred in our Wholesale Telecommunications Services segment, and was partially offset by a decrease in minutes of use in our Retail Telecommunications Services segment, where most of the year-over-year decline occurred in our calling card business in the United States and Europe. The calling card volume decline resulted from the competitive landscape as well as a gradual shift in market share to wireless products. Revenues declined, despite an increase in minutes of use, due to a 5.9% decrease in average revenue-per-minute, from $0.0753 during the three months ended January 31, 2005 to $0.0709 during the three months ended January 31, 2006. The decrease in average revenue-per-minute is due primarily to continued competition.

The customer base for our U.S. bundled, flat-rate local and long distance phone service plans was approximately 188,000 as of January 31, 2006 compared to 301,000 as of January 31, 2005. We currently offer local service in the following 13 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island, Florida, Georgia and California. In addition, we had approximately 278,000 long distance-only customers as of January 31, 2006 compared to 374,000 customers as of January 31, 2005. The decreases in our customer base occurred due to our decision, in mid-fiscal year 2005, to halt our marketing and advertising campaigns, owing to the increased cost structure, and inferior economics, we were faced with upon the abolishment of the UNE-P regime. In July 2005, we signed a long-term wholesale services agreement with Verizon Communications Inc. for local phone service, effective August 1, 2005, for Verizon to provide us with dial tone services or access to its local networks for a period of up to five years. However, despite this new agreement with Verizon, we have not yet been able to attract new customers at an economically-feasible cost, and our marketing expenditures remain significantly below the levels seen during our peak marketing period of the first half of fiscal 2005. Consequently, our customer count continued to decline during the second quarter, and we expect further declines throughout the remainder of this fiscal year.

We provide residential communications services including Carrier Preselect (CPS), Internet and mobile services in the United Kingdom and Netherlands under the Toucan brand name. Through Toucan, we provided service to approximately 165,000 customers subscribing to more than 191,000 services as of January 31, 2006. During the second quarter of fiscal 2006, we introduced Wholesale Line Rental to our United Kingdom CPS customers, enhancing our relationship with our customers and providing them with a one stop shop for residential telecommunications. During the second half of fiscal 2006, we plan on launching Asymmetric Digital Subscriber Line (“ADSL”) in the Netherlands and VoIP in the United Kingdom.

Revenues from our Retail Telecommunications Services segment decreased $29.0 million, or 7.3%, from $397.3 million in the three months ended January 31, 2005 to $368.2 million in the three months ended January 31, 2006. This decline reflects a $4.9 million decrease in calling card revenues and a $24.1 million decrease in consumer phone services revenues. As a percentage of IDT Telecom’s overall revenues, Retail Telecommunications Services revenues decreased from 75.6% in the three months ended January 31, 2005 to 74.1% in the three months ended January 31, 2006, as revenues from our retail businesses declined while revenues from our wholesale business posted slight gains. Calling card sales declined 1.6%, from $306.5 million in the three months ended January 31, 2005 to $301.6 million in the three months ended January 31, 2006. This decline occurred primarily in Europe and the United States, partially offset by modest increases in South America and Asia.

Calling card sales as a percentage of Retail Telecommunications Services revenues increased to 81.9% in the three months ended January 31, 2006 from 77.2% in the three months ended January 31, 2005, as revenues from consumer phone services in the U.S. fell at a faster rate than did revenues from calling card sales. Revenues from our consumer phone services business, in which we act as a switchless reseller of another company’s network, declined 26.6%, from $90.8 million in the three months ended January 31, 2005 to $66.7 million in the three months ended January 31, 2006, as a result of the continued decrease in U.S. revenues. The decrease is due to our decision in mid-fiscal year 2005, to halt our marketing and advertising campaigns as a result of the abolishment of the UNE-P pricing regime. Revenues from our European consumer phone services business increased in the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005 due mostly to the growth in our customer base for our Toucan consumer phone product in the United Kingdom.

Consumer phone services gross margins for the three months ended January 31, 2006 were 44.3%, compared to gross margins of 49.5% in the three months ended January 31, 2005, reflecting primarily a reduction in our U.S. gross margins due to our new agreement with Verizon, as well as a shift in revenue mix towards our European business, which has somewhat lower gross margins than does our business in the United States.

Our Wholesale Telecommunications Services segment revenues increased $0.5 million, or 0.4%, from $128.3 million in the three months ended January 31, 2005 to $128.8 million in the three months ended January 31, 2006, with increased traffic volumes mostly offset by lower per-minute price realizations. As a percentage of IDT Telecom’s total revenues, Wholesale Telecommunications Services revenues increased from 24.4% in the three months ended January 31, 2005 to 25.9% in the three months ended January 31, 2006, as revenues from our retail businesses declined while revenues from our wholesale business grew.

On November 17, 2005, TúYo Mobile, our prepaid wireless product tailored for Latinos, officially launched in major metro areas in the U.S., and is now being sold in the New York, New Jersey, Washington DC, and Las Vegas markets, and is on track to rollout to key Hispanic markets across the U.S. in connection with our advertising campaign with the World Cup this summer. TúYo Mobile offers many important features Latinos desire, including aggressive rates for direct international calling, downloadable Latino ringtones and graphics and a patent-pending calling card feature allowing international calling from any phone using their TúYo balance. We see the creation of TúYo Mobile as the next logical evolution of products developed by IDT exclusively to meet the communication needs of U.S. Latinos. We have a decade of experience providing calling products to Hispanics, and we currently sell over a million prepaid calling cards a day through more than 300,000 retail outlets.

Other Hispanic initiatives to which we devoted significant resources during the quarter include our English as a Second Language product- “Ingles Para Hoy” and a beta test of our financial services product, “Sigo”.

Direct Cost of Revenues. Direct cost of revenues decreased 1.2%, from $399.9 million in the three months ended January 31, 2005 to $394.9 million in the three months ended January 31, 2006, due primarily to the revenue decline in our U.S. consumer phone services business. As a percentage of IDT Telecom’s total revenues, direct costs increased from 76.1% in the three months ended January 31, 2005 to 79.5% in the three months ended January 31, 2006, primarily due to the shift in product mix towards lower margin wholesale revenues. Our average termination cost-per-minute declined 4.8% to $0.0608 in the three months ended January 31, 2006, from $0.0638 in the three months ended January 31, 2005.

Direct cost of revenues for Retail Telecommunications Services decreased $6.3 million, or 2.2%, from $283.5 million in the three months ended January 31, 2005 to $277.3 million in the three months ended January 31, 2006. This decrease consists of an $8.7 million drop in direct costs for our consumer phone services business, partially offset by a $2.4 million increase in direct costs at our calling card business. As a percentage of Retail Telecommunications Services revenues, direct costs increased from 71.4% in the three months ended January 31, 2005 to 75.3% in the three months ended January 31, 2006, due primarily to the shift in product mix towards calling cards, which have lower margins, and due to lower gross margins in our U.S. consumer phone services business.

Direct cost of revenues for consumer phone services decreased 19.0%, from $45.8 million in the three months ended January 31, 2005 to $37.1 million in the three months ended January 31, 2006. The decrease is due to the decline in consumer phone services revenues. As a percentage of consumer phone services revenues, direct costs increased from 50.5% in the three months ended January 31, 2005, to 55.7% in the three months ended January 31, 2006, primarily as a result of reduced margins in our U.S. business, due to our new agreement with Verizon, as well as a shift in revenue mix towards our European business, which generates lower gross margins than does our business in the United States.

Direct cost of revenues for Wholesale Telecommunications Services increased 1.1%, from $116.4 million in the three months ended January 31, 2005 to $117.7 million in the three months ended January 31, 2006. The increase is due to the growth in wholesale carrier minutes. As a percentage of Wholesale Telecommunications Services revenues, direct costs increased from 90.7% in the three months ended January 31, 2005 to 91.4% in the three months ended January 31, 2006, as the decline in per-minute price realizations, arising from the competitive landscape of the wholesale telecom market, occurred at a faster rate than the decline in our termination cost-per-minute.

Selling, General and Administrative. Selling, general and administrative expenses decreased 2.2%, from $97.5 million in the three months ended January 31, 2005 to $95.3 million in the three months ended January 31, 2006. The decrease is due mainly to our decision in mid-fiscal year 2005 to halt marketing and advertising campaigns for our U.S. consumer phone services business, as a a result of the abolishment of the UNE-P pricing regime, as well as due to lower bad debt costs in our U.S. consumer phone services business and an $8.7 million legal settlement expense in the second quarter of fiscal 2005. Offsetting this overall decrease in selling, general and administrative expenses is increased spending to support new product launches, such as our TúYo Mobile prepaid wireless product and our English as a Second Language product, which are now being rolled out. As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses increased from 18.5% in the three months ended January 31, 2005, to 19.2% in the three months ended January 31, 2006, as revenues declined at a faster rate than did the decline in our selling, general and administrative expenses. We anticipate that selling, general and administrative expenses will increase during fiscal 2006, as we continue to invest marketing dollars into our consumer phone services business and invest in our new product launches.

Stock-based compensation expense was $2.5 million and $3.0 million in the three months ended January 31, 2005 and January 31, 2006, respectively, and related to the amortization of deferred compensation from restricted stock grants.

Depreciation and Amortization. Depreciation and amortization expense decreased 4.9%, from $19.1 million in the three months ended January 31, 2005 to $18.2 million in the three months ended January 31, 2006, primarily as a result of certain portions of our telecommunications network now being fully depreciated. As a percentage of IDT Telecom’s total revenues, depreciation and amortization expense increased from 3.6% in the three months ended January 31, 2005 to 3.7% in the three months ended January 31, 2006, as revenues declined at a faster rate than did depreciation and amortization.

Income (Loss) from Operations. Income from operations decreased from $9.1 million in the three months ended January 31, 2005, to a loss from operations of $11.4 million in the three months ended January 31, 2006. This decline in profitability is due to lower gross profits in our Retail Telecommunications Services segment, mostly due to the decline in both revenues and gross margins of our U.S. consumer phone services business.

IDT Entertainment Segment

Revenues. Revenues increased 17.9%, from $41.1 million in the three months ended January 31, 2005 to $48.4 million in the three months ended January 31, 2006. The revenue growth came mostly from revenues from our direct-to-DVD and broadcast proprietary productions, both animated and live-action, including the sale of foreign rights; and from video sales of licensed property by our home video entertainment business. The increase was partially offset by a de-emphasis in our work for hire production services business in order to better devote our resources in producing proprietary content. The growth in gross revenues that we experienced in our home video entertainment business was partially offset by a higher level of product returns, continuing a trend that we, and the DVD industry as a whole, began to experience earlier in 2005. Revenues from video sales were primarily driven by the following top 10 titles: Thomas & Friends, The Happy Elf, Crunch, 10 Minute Solutions, Ghost in the Shell, Roseanne, Three’s Company, Dance Off, Titus, and My Big Fat Independent Movie. IDT Entertainment’s live action division’s first anthology series, “Masters of Horror,” premiered on Showtime in October 2005, followed by worldwide distribution in November 2005. In addition, Showtime has ordered a second season of our “Masters of Horror” anthology series, consisting of thirteen new, one-hour episodes, which are expected to premier in Fall 2006.

Direct Cost of Revenues. Direct cost of revenues increased 26.3%, from $25.0 million in the three months ended January 31, 2005 to $31.6 million in the three months ended January 31, 2006, due primarily to the higher revenues from our proprietary productions and from video sales of licensed property. Direct cost of revenues consist primarily of production labor costs incurred on both proprietary and contract production work, of direct product costs incurred by our home video entertainment business, such as the manufacturing and distribution costs of videos and DVDs, and of royalty expenses. As a percentage of IDT Entertainment’s revenues, direct cost of revenues increased from 60.9% in the three months ended January 31, 2005 to 65.3% in the three months ended January 31, 2006, mostly due to video sales product mix.

Selling, General and Administrative. Selling, general and administrative expenses increased 24.8%, from $10.8 million in the three months ended January 31, 2005 to $13.4 million in the three months ended January 31, 2006. Selling, general and administrative expenses consist primarily of compensation costs, as well as advertising and promotion costs of our home video entertainment business. As a percentage of IDT Entertainment’s revenues, selling, general and administrative expenses increased from 26.2% in the three months ended January 31, 2005 to 27.7% in the three months ended January 31, 2006, as revenues increased at a slower rate than did selling, general and administrative expenses. The increase in selling, general and administrative expenses is due mostly to increased marketing spend to support new title launches by our home video entertainment business, and in particular our proprietary titles.

Stock-based compensation expense was $0.2 million and $0.6 million in the three months ended January 31, 2005 and 2006, respectively, and related to the amortization of deferred compensation from restricted stock grants.

Depreciation and Amortization. Depreciation and amortization expense decreased 3.6%, from $3.3 million in the three months ended January 31, 2005 to $3.2 million in the three months ended January 31, 2006. As a percentage of IDT Entertainment’s revenues, depreciation and amortization expense decreased from 8.1% in the three months ended January 31, 2005 to 6.6% in the three months ended January 31, 2006.

Income from Operations. Income from operations decreased to $0.2 million in the three months ended January 31, 2006 from $2.0 million in the three months ended January 31, 2005. The decrease in income from operations is due to the higher selling, general and administrative expenses, as discussed above.

IDT Capital

Revenues. Revenues increased 499.7%, from $7.2 million in the three months ended January 31, 2005 to $43.4 million in the three months ended January 31, 2006. Revenues increased primarily as a result of the launch of our retail energy business in November 2004, which has since grown both organically as well as by acquisition. Through our retail energy business, we operate an energy services company, or ESCO, that provides both natural gas and electricity to residential consumers and businesses throughout New York State. Prior to the launch of the retail energy business, IDT Capital’s revenues were generated primarily from our brochure distribution business, which had revenues of $4.0 million and $4.1 million in the three months ended January 31, 2005 and 2006, respectively.

Direct Cost of Revenues. Direct cost of revenues increased 1,288.5%, from $2.6 million in the three months ended January 31, 2005 to $35.8 million in the three months ended January 31, 2006. Direct cost of revenues consist primarily of gas and electric purchased for resale by our retail energy business. We purchase gas through wholesale suppliers and various utility companies. We purchase the majority of electricity through the New York State competitive wholesale market for capacity, energy and ancillary services administrated by the NYISO—New York’s Independent System Operator. As a percentage of IDT Capital’s revenues, direct cost of revenues increased from 35.6% in the three months ended January 31, 2005 to 82.5% in the three months ended January 31, 2006, as the retail energy business, which has very low gross margins, became the overwhelming majority of IDT Capital’s revenues in fiscal 2006. As of January 31, 2006, our retail energy subscriber base consisted of approximately 132 thousand meters, and we expect it to continue to grow for the remainder of the fiscal year and beyond.

Selling, General and Administrative. Selling, general and administrative expenses increased 37.5%, from $7.3 million in the three months ended January 31, 2005 to $10.1 million in the three months ended January 31, 2006. Selling, general and administrative expenses consist primarily of compensation costs, as well as advertising, promotion and marketing costs for our retail energy business. As a percentage of IDT Capital’s revenues, selling, general and administrative expenses decreased from 100.3% in the three months ended January 31, 2005 to 23.0% in the three months ended January 31, 2006, as the revenue growth of our retail energy business was sharply higher than the growth in selling, general and administrative expenses.

Stock-based compensation expense was $0.1 million and $0.5 million in the three months ended January 31, 2005 and 2006, respectively, and related to the amortization of deferred compensation from restricted stock grants.

Depreciation and Amortization. Depreciation and amortization expense increased 58.9%, from $0.9 million in the three months ended January 31, 2005 to $1.4 million in the three months ended January 31, 2006, due to increases in capital expenditures. As a percentage of IDT Capital’s revenues, depreciation and amortization expense decreased from 12.6% in the three months ended January 31, 2005 to 3.3% in the three months ended January 31, 2006, as revenues increased at a significantly faster pace than did depreciation and amortization expenses.

Loss from Operations. Loss from operations increased to $3.8 million in the three months ended January 31, 2006 from $3.5 million in the three months ended January 31, 2005, as the growth in gross profits from our retail energy business was more than offset by increases in selling, general and administrative expenses, and in depreciation and amortization.

Voice over IP Segment

Revenues. Revenues are earned from per-minute charges and subscriptions to Net2Phone’s plans and from the sale of VoIP services and equipment to resellers, consumers, telecommunications providers and cable operators. Revenues increased 38.9%, from $18.1 million in the three months ended January 31, 2005 to $25.1 million in the three months ended January 31, 2006. This growth is primarily due to sales of IP telephony services through multiple international channels, including telecommunications operators, ISPs, retail stores and local distributors in 89 countries, as well as to increased broadband telephony subscribers across Net2Phone’s distribution channels.

Direct Cost of Revenues. Direct cost of revenues consists primarily of network costs associated with carrying customers’ traffic on Net2Phone’s network and leased networks, and routing their calls through a local telephone company to reach their final destination. It also includes the cost of purchasing, storing and shipping VoIP equipment. Direct cost of revenues increased 51.6%, from $9.5 million in the three months ended January 31, 2005 to $14.4 million in the three months ended January 31, 2006. As a percentage of total Voice over IP revenues, total direct costs increased from 52.6% in the three months ended January 31, 2005 to 57.4% in the three months ended January 31, 2006, mostly due to product mix and to certain network rationalization initiatives.

Selling, General and Administrative. Selling, general and administrative expenses increased 23.5%, from $14.4 million in the three months ended January 31, 2005 to $17.8 million in the three months ended January 31, 2006, due primarily to non-recurring costs associated with IDT’s tender offer for all outstanding shares of Net2Phone. As a percentage of total Voice over IP revenues, selling, general and administrative expenses decreased from 79.5% in the three months ended January 31, 2005 to 70.7% in the three months ended January 31, 2006 as revenues increased at a faster rate than did selling, general and administrative expenses.

Stock-based compensation expense was $1.0 million and $1.3 million in the three months ended January 31, 2005 and 2006, respectively. In the three months ended January 31, 2005, stock-based compensation expense related primarily to amortization of deferred compensation from restricted stock grants. In the three months ended January 31, 2006, stock-based compensation expense related primarily to compensation cost for stock options and amortization of deferred compensation from restricted stock grants.

Depreciation and Amortization. Depreciation and amortization expense increased 9.5%, from $2.1 million in the three months ended January 31, 2005 to $2.3 million in the three months ended January 31, 2006. As a percentage of total Voice over IP revenues, depreciation and amortization expense decreased from 11.7% in the three months ended January 31, 2005 to 9.2% in the three months ended January 31, 2006, as revenues increased at a faster rate than did depreciation and amortization.

Restructuring and Impairment Charges. Restructuring and impairment charges were $0.7 million in the three months ended January 31, 2005 compared to nil in the three months ended January 31, 2006. The charges in fiscal 2005 related primarily to contract termination costs and employee separation costs.

Loss from Operations. Loss from operations increased slightly, from $8.7 million in the three months ended January 31, 2005 to $9.4 million in the three months ended January 31, 2006, as higher gross profits were more than offset by higher selling, general and administrative expenses.

IDT Solutions Segment

Revenues. Revenues increased 15.7%, from $1.5 million in the three months ended January 31, 2005 to $1.7 million in the three months ended January 31, 2006. Up until January 19, 2006, we operated our IDT solutions segment through our IDT Spectrum and Winstar Holdings, LLC subsidiaries. On January 19, 2006, we consummated the sale of our remaining Winstar operations, which consisted mostly of contracts for the provision of voice and data services to U.S. government customers. The sale of this business did not meet the criteria for discontinued operations. IDT Spectrum owns and is exploiting our fixed wireless spectrum and related assets. IDT Spectrum holds a significant number of licenses for commercial fixed wireless spectrum in the United States, and is developing a fixed wireless network platform that will integrate the wireless spectrum with operational management capabilities and a flexible architecture to serve the specialized backhaul and telecommunications connectivity needs of a variety of customers.

Direct Cost of Revenues. Direct cost of revenues decreased 31.2%, from $3.5 million in the three months ended January 31, 2005 to $2.4 million in the three months ended January 31, 2006. As a percentage of IDT Solutions’ revenues, direct costs decreased from 242.5% in the three months ended January 31, 2005 to 144.3% in the three months ended January 31, 2006. The decrease, in both absolute dollar terms and as a percentage of revenues, is due to Winstar’s exit from the retail communications business and the sale of its remaining government customers business.

Selling, General and Administrative. Selling, general and administrative expenses increased 328.8%, from $3.9 million in the three months ended January 31, 2005 to $16.8 million in the three months ended January 31, 2006. As a percentage of IDT Solutions revenues, selling, general and administrative expenses increased from 270.0% in the three months ended January 31, 2005 to 1,000.6% in the three months ended January 31, 2006. The increase, in both absolute dollar terms and as a percentage of revenues, is mostly the result of a $10.0 million settlement reached with Lucent (see “Part II Item 1. Legal Proceedings”), and a $2.0 million write-off of deferred offering costs, during the second quarter fiscal 2006, due to the postponement of IDT Spectrum’s IPO.

Stock-based compensation expense was $0.1 million in the three months ended January 31, 2005 and fiscal 2006, and related to the amortization of deferred compensation from restricted stock grants.

Depreciation and Amortization. Depreciation and amortization expense decreased 94.1%, from $0.9 million in the three months ended January 31, 2005 to $0.1 million in the three months ended January 31, 2006. As a percentage of IDT Solutions revenues, depreciation and amortization decreased from 58.9% in the three months ended January 31, 2005 to 3.0% in the three months ended January 31, 2006. Effective May 1, 2005, we changed the useful life of our licenses for commercial fixed wireless spectrum from five years to an indefinite life and thus no longer amortize our spectrum licenses.

Restructuring and Impairment Charges. Restructuring and impairment charges were $8.1 million in the three months ended January 31, 2005, compared to $0.7 million in the three months ended January 31, 2006.

Restructuring and impairment charges consist of the following (in thousands):

	Three Months Ended January 31,
	2006	2005
Workforce reductions	$31	$4
Real estate network and connectivity reductions	557	7,562
Other	145	504

Total	$733	$8,070

On May 12, 2004, we announced a restructuring plan for IDT Solutions, including the exit from its retail communications business, by ending the provision of switched services. The restructuring plan included a reduction to IDT Solutions’ workforce, real estate network and network connectivity, as well as the impairment of assets to their estimated net recoverable value. As part of the restructuring plan, we have terminated leases and related connectivity on all the buildings on Winstar’s network. During the three months ended January 31, 2005, we recorded real estate network reduction charges of $0.8 million and connectivity reduction charges of $6.8 million. During the three months ended January 31, 2006, we recorded real estate network reduction charges of $0.6 million.

Loss from Operations. Loss from operations increased from $14.9 million in the three months ended January 31, 2005 to $18.4 million in the three months ended January 31, 2006, primarily due to the increase in selling, general and administrative expenses discussed above.

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

General and Administrative. General and administrative expenses increased from $12.0 million in the three months ended January 31, 2005 to $13.5 million in the three months ended January 31, 2006. The increase is primarily the result of higher business development costs and legal and professional fees. As a percentage of our total consolidated revenues, general and administrative expenses increased from 2.0% in the three months ended January 31, 2005 to 2.2% in the three months ended January 31, 2006, as general and administrative expenses increased at a faster rate than did revenues.

Stock-based compensation expense was $1.2 million in the three months ended January 31, 2005 compared to $1.8 million in the three months ended January 31, 2006. Stock-based compensation expense primarily related to the amortization of deferred compensation from restricted stock grants.

Depreciation and Amortization. Depreciation expense was $0.6 million in the three months ended January 31, 2005 compared to $0.8 million in the three months ended January 31, 2006.

Loss from Operations. Loss from operations increased from $12.6 million in the three months ended January 31, 2005 to $14.3 million in the three months ended January 31, 2006, mostly as a result of the higher general and administrative expenses discussed above.

Six Months Ended January 31, 2006 Compared to Six Months Ended January 31, 2005

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, net interest income, other income (expense), minority interests, income taxes and income from discontinued operations are only reflected in our Consolidated discussion.

Results of operations for the first half of fiscal 2005 and fiscal 2006 relating to the operations of Corbina are classified as discontinued operations.

Consolidated

Revenues. Revenues increased 0.9%, from $1,209.9 million in the six months ended January 31, 2005 to $1,220.3 million in the six months ended January 31, 2006. The increase is mainly due to a $61.0 million increase in IDT Capital, driven by the growth of our new retail energy business, and a $10.5 million increase in Voice over IP revenues, partially offset by a $53.5 million decline in IDT Telecom revenues, a $4.9 million decline in IDT Entertainment revenues, and a $2.8 million decline in IDT Solutions revenues. The decrease in IDT Telecom revenues resulted primarily from the decline in consumer phone services revenues in the United States and lower calling cards sales in both the United States and Europe. IDT Telecom minutes of use grew 2.4% (excluding minutes related to our consumer phone services business, as the amount of consumer phone services minute traffic carried in our network is insignificant), from 11.646 billion minutes in the six months ended January 31, 2005 to 11.921 billion minutes in the six months ended January 31, 2006.

Direct Cost of Revenues. Direct cost of revenues increased 4.0%, from $902.8 million in the six months ended January 31, 2005 to $939.1 million in the six months ended January 31, 2006. The increase is due primarily to an increase in IDT Capital revenues, driven by the growth of our retail energy business, partially offset by the decline in IDT Telecom revenues. As a percentage of total revenues, direct costs increased from 74.6% in the six months ended January 31, 2005 to 77.0% in the six months ended January 31, 2006. This increase in direct costs as a percentage of total revenues is due primarily to a shift in the consolidated revenue mix toward lower margin retail energy revenues, as well as lower gross margins on our U.S. consumer phone services business and our wholesale carrier business.

Selling, General and Administrative. Selling, general and administrative expenses increased 10.0%, from $288.4 million in the six months ended January 31, 2005 to $317.2 million in the six months ended January 31, 2006. The increase in selling, general and administrative expenses is mostly due to the $10.0 million legal settlement by IDT Solutions with Lucent, costs incurred by Net2Phone in connection with IDT’s tender offer for all outstanding shares of Net2Phone, increased compensation and infrastructure costs required to fund the development and growth of our IDT Entertainment, IDT Spectrum, and retail energy businesses, as well as marketing and advertising costs relating to our new product launches at IDT Telecom, such as TúYo Mobile prepaid wireless and our English as a Second Language product. The increase in selling, general and administrative expenses was partially offset by significantly lower marketing, advertising, compensation and bad debt costs in our U.S. consumer phone services business. As a percentage of total revenues, selling, general and administrative expenses increased from 23.8% in the six months ended January 31, 2005 to 26.0% in the six months ended January 31, 2006, as selling, general and administrative expenses increased at a faster rate than our revenues.

Stock-based compensation expense was previously presented as a separate line item on the condensed consolidated statements of operations. In accordance with Staff Accounting Bulletin No. 107 issued in March 2005, stock-based compensation expense is now included in selling, general and administrative expense.

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, as amended, until July 31, 2005, we accounted for our stock option plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and as such, generally recognized no compensation cost on grants of employee stock options. Effective August 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, using the modified-prospective transition method. Under that transition method, compensation cost recognized during the six months ended January 31, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of August 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to August 1, 2005, based on the grant-date fair value estimated in accordance with SFAS No. 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS No. 123(R) on August 1, 2005, our loss before income taxes and net loss for the six months ended January 31, 2006 is $1.7 million higher than if we had continued to account for share-based compensation under Opinion No. 25. Had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and earnings per share in Note 2 to our condensed consolidated financial statements.

Stock-based compensation expense increased from $9.9 million in the six months ended January 31, 2005 to $14.4 million in the six months ended January 31, 2006, and related mostly to the amortization of deferred compensation from restricted stock grants.

Depreciation and Amortization. Depreciation and amortization expense increased 2.4%, from $50.9 million in the six months ended January 31, 2005 to $52.1 million in the six months ended January 31, 2006. The increase is primarily due to our higher fixed asset base during fiscal 2006, reflecting the expansion of our telecommunications network infrastructure and facilities, partially offset by a decrease in depreciation and amortization expense at IDT Solutions. As a percentage of revenues, depreciation and amortization expense increased from 4.2% in the six months ended January 31, 2005 to 4.3% in the six months ended January 31, 2006, as depreciation and amortization expense grew at a faster rate than did revenues.

Restructuring and Impairment Charges. Restructuring and impairment charges decreased from $11.4 million in the six months ended January 31, 2005 to $1.5 million in the six months ended January 31, 2006. Refer to the respective sections of the IDT Solutions and Voice over IP segments for a full discussion on restructuring and impairment charges.

Loss from Operations. Loss from operations was $43.6 million in the six months ended January 31, 2005 compared to a loss from operations of $89.5 million in the six months ended January 31, 2006. The year-over-year increase in operating losses is primarily due to the decline in gross profits and the higher selling, general and administrative expenses, partially offset by lower restructuring and impairment charges.

Interest. Net interest income was $11.2 million in the six months ended January 31, 2005, compared to net interest income of $5.3 million in the six months ended January 31, 2006. The decrease is due primarily to higher interest expense resulting from higher levels of outstanding debt in the six months ended January 31, 2006, as well as lower interest bearing cash and marketable securities average portfolio balances in the six months ended January 31, 2006, as compared to the six months ended January 31, 2005.

Other Income. Other income was $6.2 million in the six months ended January 31, 2005, compared to $3.8 million in the six months ended January 31, 2006. Other income for the six months ended January 31, 2006 consisted of an $8.1 million gain from the buyout payment relating to Altice’s early termination of cable telephony license agreements with Net2Phone, which was mostly offset by impairments and/or net realized losses from the sale of marketable securities and investments. Other income for the six months ended January 31, 2005 consisted mostly of net realized gains from the sale of marketable securities and investments.

Minority Interests. Minority interest expense increased from $3.5 million in the six months ended January 31, 2005 to $8.3 million in the six months ended January 31, 2006. Minority interests arise mostly from our 51% equity ownership in UTA, our calling card distributor in the U.S., and from our average equity ownership of approximately 15.8% and 47.4% of Net2Phone during the six months ended January 31, 2005 and 2006, respectively. The year-over-year increase in minority interest expense is primarily due to a increase in the net income of UTA in the six months ended January 31, 2006, and by the increase in our average equity ownership of Net2Phone, as a result of our acquisition of an additional 26.0% equity interest in March 2005, and an additional 42.2% equity interest in the second quarter of fiscal 2006.

Income Taxes. Income tax expense was $4.8 million in the six months ended January 31, 2005 compared to $1.9 million in the six months ended January 31, 2006. Income tax expense results primarily from income generated by our foreign subsidiaries.

Loss from Continuing Operations. Our consolidated loss from continuing operations was $34.5 million in the six months ended January 31, 2005 compared to a consolidated loss from continuing operations of $90.6 million in the six months ended January 31, 2006. The year-over-year change is due primarily to the increased loss from operations, higher minority interest expense, and lower net interest income, as discussed above.

Discontinued Operations. Our income from discontinued operations from Corbina was $7.0 million, net of a $1.4 million provision for income taxes, in the six months ended January 31, 2006 compared to $5.1 million, net of a $2.7 million provision for income taxes, in the six months ended January 31, 2005.

Net Loss. Our consolidated net loss was $29.5 million in the six months ended January 31, 2005 compared to a consolidated net loss of $83.6 million in the six months ended January 31, 2006. The year-over-year change is due primarily to the increase in loss from continuing operations, as discussed above.

IDT Telecom—Retail Telecommunications Services and Wholesale Telecommunications Services Segments

Revenues. IDT Telecom revenues decreased 5.1%, from $1,052.5 million in the six months ended January 31, 2005 to $999.1 million in the six months ended January 31, 2006. Revenue declines occurred mainly at our U.S. consumer phone services business, U.S. and European calling card business, and U.S. wholesale carrier business, partially offset by an increase in our European consumer phone services business. Minutes of use grew by 2.4% (excluding minutes related to our consumer phone services business, for which minutes carried over our own network are insignificant), from 11.646 billion in the six months ended January 31, 2005 to 11.921 billion in the six months ended January 31, 2006. The growth in minutes of use occurred in our Wholesale Telecommunications Services segment, and was partially offset by a decline in minutes of use in our Retail Telecommunications Services segment, where most of the year-over-year decline occurred in our calling card business in the United States and Europe. The calling card volume decline resulted from the competitive landscape as well as a gradual shift in market share to wireless products. Revenues declined, despite an increase in minutes of use, due to a 3.5% decline in average revenue-per-minute, from $0.0751 during the six months ended January 31, 2005 to $0.0724 during the six months ended January 31, 2006. The decrease in average revenue-per-minute is due primarily to continued competition.

The customer base for our U.S. bundled, flat-rate local and long distance phone service plans was approximately 188,000 as of January 31, 2006 compared to 301,000 as of January 31, 2005. We currently offer local service in the following 13 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island, Florida, Georgia and California. In addition, we had approximately 278,000 long distance-only customers as of January 31, 2006 compared to 374,000 customers as of January 31, 2005. The decreases in our customer base occurred due to our decision, in mid-fiscal year 2005, to halt our marketing and advertising campaigns, owing to the increased cost structure, and inferior economics, we were faced with upon the abolishment of the UNE-P regime. In July 2005, we signed a long-term wholesale services agreement with Verizon for local phone service, effective August 1, 2005, for Verizon to provide us with dial tone services or access to its local networks for a period of up to five years. However, despite this new agreement with Verizon, we have not yet been able to attract new customers at an economically-feasible cost, and our marketing expenditures remain significantly below the levels seen during our peak marketing period of the first half of fiscal 2005. Consequently, our customer count continued to decline during the first half of fiscal 2006 as compared with the prior period, and we expect further declines throughout the remainder of this fiscal year.

We provide residential communications services including Carrier Preselect (CPS), Internet and mobile services in the United Kingdom and Netherlands, under the Toucan brand name. Through Toucan, we provided service to approximately 165,000 customers subscribing to more than 191,000 services as of January 31, 2006. During the first half of fiscal 2006, we launched CPS and Internet services in the Netherlands. Also, in the first half of fiscal 2006, we launched Wholesale Line Rental to our United Kingdom CPS customers, enhancing our relationship with our customers and providing them with a one stop shop for residential telecommunications. During the second half of fiscal 2006, we plan on launching ADSL in the Netherlands and VoIP in the United Kingdom.

Revenues from our Retail Telecommunications Services segment decreased $62.9 million, or 7.9%, from $795.1 million in the six months ended January 31, 2005 to $732.2 million in the six months ended January 31, 2006. This decline reflects a $22.1 million decrease calling card revenues and a $40.8 million decrease in consumer phone services revenues. As a percentage of IDT Telecom’s overall revenues, Retail Telecommunications Services revenues decreased from 75.5% in the six months ended January 31, 2005 to 73.3% in the six months ended January 31, 2006, as revenues from our retail businesses declined while revenues from our wholesale business posted modest gains. Calling card sales declined 3.6%, from $619.6 million in the six months ended January 31, 2005 to $597.5 million in the six months ended January 31, 2006. This decline occurred primarily in the United States, partially offset by modest increases in South America and Asia.

Calling card sales as a percentage of Retail Telecommunications Services revenues increased to 81.6% in the six months ended January 31, 2006 from 77.9% in the six months ended January 31, 2005, as revenues from consumer phone services in the U.S. fell at a faster rate than did revenues from calling card sales. Revenues from our U.S. consumer phone services business, in which we act as a switchless reseller of another company’s network, declined 23.3%, from $175.5 million in the six months ended January 31, 2005 to $134.7 million in the six months ended January 31, 2006. The decrease is due to our decision in mid-fiscal year 2005, to halt our marketing and advertising campaigns as a result of the abolishment of the UNE-P pricing regime. Revenues from our European consumer phone services business increased in the first half of fiscal 2006 as compared to the same period last year due mostly to the growth in our customer base for our Toucan consumer phone product in the United Kingdom.

Consumer phone services gross margins for the six months ended January 31, 2006 were 45.5%, compared to gross margins of 50.6% in the six months ended January 31, 2005, reflecting primarily a reduction in our U.S. gross margins due to our new agreement with Verizon, as well as a shift in revenue mix towards our European business, which has somewhat lower gross margins than does our business in the United States.

Our Wholesale Telecommunications Services segment revenues increased $9.5 million, or 3.7%, from $257.4 million in the six months ended January 31, 2005 to $266.9 million in the six months ended January 31, 2006, with increased traffic volumes partially offset by lower per-minute price realizations. As a percentage of IDT Telecom’s total revenues, Wholesale Telecommunications Services revenues increased from 24.5% in the six months ended January 31, 2005 to 26.7% in the six months ended January 31, 2006, as revenues from our retail businesses declined while revenues from our wholesale business grew.

On November 17, 2005, TúYo Mobile, our prepaid wireless product tailored for Latinos, officially launched in major metro areas in the U.S., and is now being sold in the New York, New Jersey, Washington DC, and Las Vegas markets, and is on track to rollout to key Hispanic markets across the U.S. in connection with our advertising campaign with the World Cup this summer. TúYo Mobile offers many important features Latinos desire, including aggressive rates for direct international calling, downloadable Latino ringtones and graphics and a patent-pending calling card feature allowing international calling from any phone using their TúYo balance. We see the creation of TúYo Mobile as the next logical evolution of products developed by IDT exclusively to meet the communication needs of U.S. Latinos. We have a decade of experience providing calling products to Hispanics, and we currently sell over a million prepaid calling cards a day through more than 300,000 retail outlets.

Other Hispanic initiatives to which we devoted significant resources during the quarter include our English as a Second Language product- “Ingles Para Hoy” and a beta test of our financial services product, “Sigo”.

Direct Cost of Revenues. Direct cost of revenues decreased 1.7%, from $801.5 million in the six months ended January 31, 2005 to $787.9 million in the six months ended January 31, 2006, due primarily to the revenue decline in our U.S. consumer phone services business. As a percentage of IDT Telecom’s total revenues, direct costs increased from 76.1% in the six months ended January 31, 2005 to 78.9% in the six months ended January 31, 2006, primarily due to the shift in product mix towards lower margin wholesale revenues. Our average termination cost-per-minute declined 2.6% to $0.0619 in the six months ended January 31, 2006, from $0.0636 in the six months ended January 31, 2005.

Direct cost of revenues for Retail Telecommunications Services decreased $24.6 million, or 4.3%, from $569.1 million in the six months ended January 31, 2005 to $544.5 million in the six months ended January 31, 2006. This decrease consists of an $11.4 million drop in direct costs for our calling cards business and a $13.3 million drop in direct costs for our consumer phone services business. As a percentage of Retail Telecommunications Services revenues, direct costs increased from 71.6% in the six months ended January 31, 2005 to 74.4% in the six months ended January 31, 2006, due to the shift in product mix towards calling cards, which have lower margins, and to the lower gross margins in our U.S. consumer phone services business.

Direct cost of revenues for consumer phone services decreased 15.3%, from $86.7 million in the six months ended January 31, 2005 to $73.4 million in the six months ended January 31, 2006. The decrease is due to the decline in consumer phone services revenues. As a percentage of consumer phone services revenues, direct costs increased from 49.4% in the six months ended January 31, 2005, to 54.5% in the six months ended January 31, 2006, primarily as a result of reduced margins in our U.S. business, due to our new agreement with Verizon, as well as a shift in revenue mix towards our European business, which generates lower gross margins than does our business in the United States.

Direct cost of revenues for Wholesale Telecommunications Services increased 4.8%, from $232.3 million in the six months ended January 31, 2005 to $243.4 million in the six months ended January 31, 2006. The increase is due to the growth in wholesale carrier minutes. As a percentage of Wholesale Telecommunications Services revenues, direct costs increased from 90.2% in the six months ended January 31, 2005 to 91.2% in the six months ended January 31, 2006, as the decline in per-minute price realizations, arising from the competitive landscape of the wholesale telecom market, occurred at a faster rate than the decline in our termination cost-per-minute.

Selling, General and Administrative. Selling, general and administrative expenses decreased 4.7%, from $193.0 million in the six months ended January 31, 2005 to $183.9 million in the six months ended January 31, 2006. The decrease is due mainly to our decision in mid-fiscal year 2005 to halt marketing and advertising campaigns for our U.S. consumer phone services business as a result of the abolishment of the UNE-P pricing regime, as well as due to lower bad debt costs in our U.S. consumer phone services business and an $8.7 million legal settlement expense in the second quarter of fiscal 2005. Offsetting this overall decrease in selling, general and administrative expenses is increased spending to support new product launches, such as our TúYo Mobile prepaid wireless product and our English as a Second Language product, which are now being rolled out. As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses increased from 18.3% in the six months ended January 31, 2005, to 18.4% in the six months ended January 31, 2006, as selling, general and administrative expenses decreased at a slower rate than the decline in our revenues. We anticipate that selling, general and administrative expenses will increase during fiscal 2006, as we continue to invest marketing dollars into our consumer phone services business and invest in our new product launches.

Stock-based compensation expense was $4.7 million and $6.2 million in the six months ended January 31, 2005 and 2006, respectively, and related to the amortization of deferred compensation from restricted stock grants.

Depreciation and Amortization. Depreciation and amortization expense increased 2.3%, from $36.3 million in the six months ended January 31, 2005 to $37.1 million in the six months ended January 31, 2006, primarily as a result of a higher fixed asset base, arising from expenditures we made designed to expand both the overall capacity and geographic footprint of our telecommunications network. As a percentage of IDT Telecom’s total revenues, depreciation and amortization expense increased from 3.4% in the six months ended January 31, 2005 to 3.7% in the six months ended January 31, 2006, as depreciation and amortization expense increased while revenues decreased.

Income (Loss) from Operations. Income from operations decreased from $21.8 million in the six months ended January 31, 2005, to a loss from operations of $9.8 million in the six months ended January 31, 2006. This decline in profitability is due to lower gross profits in our Retail Telecommunications Services segment, mostly due to the decline in both revenues and gross margins of our U.S. consumer phone services business.

IDT Entertainment Segment

Revenues. Revenues decreased 4.8%, from $101.5 million in the six months ended January 31, 2005 to $96.6 million in the six months ended January 31, 2006. The decrease is due mostly to the de-emphasis in our work for hire production services business during fiscal 2006, in order to better devote our resources in producing proprietary content.

As a result, revenues for the six months ended January 31, 2006 were derived primarily by video sales from our home video entertainment business. We experienced revenue growth in our home video entertainment business, though such revenue increases were partially offset by a higher level of product returns, continuing a trend that we, and the DVD industry as a whole, began to experience earlier in 2005. Revenues from home video entertainment were primarily driven by the following top 10 titles: Thomas & Friends, Roseanne, Crunch, The Happy Elf, Ghost in the Shell, Evil Dead, 10 Minute Solutions, 21 Jump Street, Dance Off, and Jazz Singer. IDT Entertainment’s live action division’s first anthology series, “Masters of Horror,” premiered on Showtime in October 2005, followed by worldwide distribution in November 2005. In addition, Showtime has ordered a second season of our “Masters of Horror” anthology series, consisting of thirteen new, one-hour episodes, which are expected to premier in Fall 2006.

Direct Cost of Revenues. Direct cost of revenues decreased 9.7%, from $67.2 million in the six months ended January 31, 2005 to $60.7 million in the six months ended January 31, 2006, due primarily to the lower revenues from our work for hire business discussed above. Direct cost of revenues consist primarily of production labor costs incurred on both proprietary and contract production work, of direct product costs incurred by our home video entertainment business, including the manufacturing and distribution costs of videos and DVDs, and of royalty expenses. As a percentage of IDT Entertainment’s revenues, direct cost of revenues decreased from 66.2% in the six months ended January 31, 2005 to 62.8% in the six months ended January 31, 2006, mostly due to the positive mix effect of shifting away from the lower margin production services business. Ultimately, we believe that this strategy will result in a more desirable, higher margin mix of business.

Selling, General and Administrative. Selling, general and administrative expenses increased 34.7%, from $21.7 million in the six months ended January 31, 2005 to $29.2 million in the six months ended January 31, 2006. Selling, general and administrative expenses consist primarily of compensation costs, as well as advertising and promotion costs of our home video entertainment business. As a percentage of IDT Entertainment’s revenues, selling, general and administrative expenses increased from 21.4% in the six months ended January 31, 2005 to 30.3% in the six months ended January 31, 2006, as revenues decreased while selling, general and administrative expenses increased. The increase in selling, general and administrative expenses is due mostly to increased marketing spent to support new title launches by our home video entertainment business, and in particular, our proprietary titles.

Stock-based compensation expense was $0.4 million and $0.9 million in the six months ended January 31, 2005 and fiscal 2006, respectively, and related to the amortization of deferred compensation from restricted stock grants.

Depreciation and Amortization. Depreciation and amortization expense decreased 4.3%, from $6.0 million in the six months ended January 31, 2005 to $5.8 million in the six months ended January 31, 2006. As a percentage of IDT Entertainment’s revenues, depreciation and amortization expense increased from 5.9% in the six months ended January 31, 2005 to 6.0% in the six months ended January 31, 2006, as revenues decreased at a faster rate than did depreciation and amortization expense.

Income from Operations. Income from operations decreased to $0.9 million in the six months ended January 31, 2006 from $6.5 million in the six months ended January 31, 2005. The decrease in income from operations is primarily due to higher selling, general and administrative expenses, as discussed above.

IDT Capital

Revenues. Revenues increased 441.0%, from $13.8 million in the six months ended January 31, 2005 to $74.8 million in the six months ended January 31, 2006. Revenues increased primarily as a result of the launch of our retail energy business in November 2004, which has since grown both organically as well as by acquisition. Through our retail energy business, we operate an energy services company, or ESCO, that provides both natural gas and electricity to residential consumers and businesses throughout New York State. Prior to the launch of the retail energy business, IDT Capital’s revenues were generated primarily from our brochure distribution business, which had revenues of $8.4 million and $8.8 million in the six months ended January 31, 2005 and 2006, respectively.

Direct Cost of Revenues. Direct cost of revenues increased 1,040.1%, from $5.2 million in the six months ended January 31, 2005 to $59.1 million in the six months ended January 31, 2006. Direct cost of revenues consists primarily of gas and electric purchased for resale by our retail energy business. We purchase gas through wholesale suppliers and various utility companies. We purchase electricity through the New York State competitive wholesale market for capacity, energy and ancillary services administrated by the NYISO—New York’s Independent System Operator. As a percentage of IDT Capital’s revenues, direct cost of revenues increased from 37.5% in the six months ended January 31, 2005 to 79.0% in the six months ended January 31, 2006, as the retail energy business, which has very low gross margins, became the overwhelming majority of IDT Capital’s revenues in fiscal 2006. As of January 31, 2006, our retail energy subscriber base consisted of approximately 132 thousand meters, up from approximately 83 thousand meters at October 31, 2005, and we expect it to continue to grow for the remainder of the fiscal year and beyond.

Selling, General and Administrative. Selling, general and administrative expenses increased 50.1%, from $13.4 million in the six months ended January 31, 2005 to $20.1 million in the six months ended January 31, 2006. Selling, general and administrative expenses consist primarily of compensation costs, as well as advertising, promotion and marketing costs for our retail energy business. As a percentage of IDT Capital’s revenues, selling, general and administrative expenses decreased from 96.6% in the six months ended January 31, 2005 to 26.8% in the six months ended January 31, 2006, as the revenue growth of our retail energy business was sharply higher than the growth in selling, general and administrative expenses.

Stock-based compensation expense was $0.3 million and $1.0 million in the six months ended January 31, 2005 and fiscal 2006, respectively, and related to the amortization of deferred compensation from restricted stock grants.

Depreciation and Amortization. Depreciation and amortization expense increased 77.6%, from $1.7 million in the six months ended January 31, 2005 to $3.1 million in the six months ended January 31, 2006, due to increases in capital expenditures. As a percentage of IDT Capital’s revenues, depreciation and amortization expense decreased from 12.6% in the six months ended January 31, 2005 to 4.1% in the six months ended January 31, 2006, as revenues increased at a much faster pace than did depreciation and amortization expenses.

Loss from Operations. Loss from operations increased to $7.5 million in the six months ended January 31, 2006 from $6.4 million in the six months ended January 31, 2005, as the higher gross profits from our retail energy business were more than offset by higher selling, general and administrative expenses.

Voice over IP Segment

Revenues. Revenues are earned from per-minute charges and subscriptions to Net2Phone’s plans, and from the sale of VoIP services and equipment to resellers, consumers, telecommunications providers and cable operators. Revenues increased 29.2%, from $36.2 million in the six months ended January 31, 2005 to $46.7 million in the six months ended January 31, 2006. This growth is primarily due to sales of IP telephony services through multiple international channels, including telecommunications operators, ISPs, retail stores and local distributors in 89 countries, as well as to increased broadband telephony subscribers across Net2Phone’s distribution channels.

Direct Cost of Revenues. Direct cost of revenues consists primarily of network costs associated with carrying customers’ traffic on Net2Phone’s network and leased networks, and routing their calls through a local telephone company to reach their final destination. It also includes the cost of purchasing, storing and shipping VoIP equipment. Direct cost of revenues increased 40.1%, from $19.0 million in the six months ended January 31, 2005 to $26.6 million in the six months ended January 31, 2006. As a percentage of total Voice over IP revenues, total direct costs increased from 52.6% in the six months ended January 31, 2005 to 57.0% in the six months ended January 31, 2006, mostly due to product mix and certain network rationalization initiatives.

Selling, General and Administrative. Selling, general and administrative expenses increased 19.3%, from $28.0 million in the six months ended January 31, 2005 to $33.4 million in the six months ended January 31, 2006, due primarily to non-recurring costs associated with IDT’s tender offer for all outstanding shares of Net2Phone. As a percentage of total Voice over IP revenues, selling, general and administrative expenses decreased from 77.5% in the six months ended January 31, 2005 to 71.5% in the six months ended January 31, 2006 as revenues increased at a faster rate than did selling, general and administrative expenses.

Stock-based compensation expense was $1.7 million and $3.0 million in the six months ended January 31, 2005 and fiscal 2006, respectively. In the six months ended January 31, 2005, stock-based compensation expense related primarily to amortization of deferred compensation from restricted stock grants. In the six months ended January 31, 2006, stock-based compensation expense related primarily to compensation cost for stock options and to amortization of deferred compensation from restricted stock grants.

Depreciation and Amortization. Depreciation and amortization expense increased 16.6%, from $4.0 million in the six months ended January 31, 2005 to $4.7 million in the six months ended January 31, 2006. As a percentage of total Voice over IP revenues, depreciation and amortization expense decreased from 11.1% in the six months ended January 31, 2005 to 10.0% in the six months ended January 31, 2006, as revenues increased at a faster pace than did depreciation and amortization.

Restructuring and Impairment Charges. Restructuring and impairment charges were $1.6 million in the six months ended January 31, 2005 compared to a $0.6 million reversal in the six months ended January 31, 2006. The charges (reversals) related primarily to contract termination costs and employee separation costs.

Loss from Operations. Loss from operations increased from $16.5 million in the six months ended January 31, 2005 to $17.4 million in the six months ended January 31, 2006, as higher gross profits and lower restructuring and impairment charges were more than offset by higher selling, general and administrative expenses and higher depreciation and amortization.

IDT Solutions Segment

Revenues. Revenues decreased 47.7%, from $5.9 million in the six months ended January 31, 2005 to $3.1 million in the six months ended January 31, 2006. In May 2004, we announced the restructuring of IDT Solutions, which consists of IDT Spectrum and Winstar Holdings, LLC. Such restructuring included a shut down of Winstar Holdings’ retail communications business by ceasing the provision of switched services to commercial customers. Such discontinuation of services was completed by November 2004, and thus revenues and costs from the discontinued business were still part of the operating results for the six months ended January 31, 2005. IDT Spectrum owns and is exploiting our fixed wireless spectrum and related assets. IDT Spectrum holds a significant number of licenses for commercial fixed wireless spectrum in the United States, and is developing a fixed wireless network platform that will integrate the wireless spectrum with operational management capabilities and a flexible architecture to serve the specialized backhaul and telecommunications connectivity needs of a variety of customers.

Direct Cost of Revenues. Direct cost of revenues decreased 52.8%, from $9.9 million in the six months ended January 31, 2005 to $4.7 million in the six months ended January 31, 2006, as a result of the exit from the retail communications business. As a percentage of IDT Solutions’ revenues, direct costs decreased from 168.8% in the six months ended January 31, 2005 to 152.5% in the six months ended January 31, 2006.

Selling, General and Administrative. Selling, general and administrative expenses increased 142.3%, from $8.6 million in the six months ended January 31, 2005 to $20.8 million in the six months ended January 31, 2006. As a percentage of IDT Solutions revenues, selling, general and administrative expenses increased from 146.0% in the six months ended January 31, 2005 to 677.0% in the six months ended January 31, 2006. The increase, in both absolute dollar terms and as a percentage of revenues, is mostly due to the $10.0 million settlement reached with Lucent (see “Part II Item 1. Legal Proceedings”), and a $2.0 million write-off of deferred offering costs, during the second quarter fiscal 2006, due to the postponement of IDT Spectrum’s IPO.

Stock-based compensation expense was $0.1 million and $0.3 million in the six months ended January 31, 2005 and fiscal 2006, respectively, and related to the amortization of deferred compensation from restricted stock grants.

Depreciation and Amortization. Depreciation and amortization expense decreased 96.7%, from $1.7 million in the six months ended January 31, 2005 to $0.1 million in the six months ended January 31, 2006. As a percentage of IDT Solutions revenues, depreciation and amortization decreased from 29.0% in the six months ended January 31, 2005 to 1.8% in the six months ended January 31, 2006. Effective May 1, 2005, we changed the useful life of our licenses for commercial fixed wireless spectrum from five years to an indefinite life and thus no longer amortize our spectrum licenses.

Restructuring and Impairment Charges. Restructuring and impairment charges were $9.8 million in the six months ended January 31, 2005, compared to $2.1 million in the six months ended January 31, 2006.

Restructuring and impairment charges consist of the following (in thousands):

	Six Months Ended January 31,
	2006	2005
Workforce reductions	$92	$4
Real estate network and connectivity reductions	1,434	8,799
Other	578	1,024

Total	$2,104	$9,827

On May 12, 2004, we announced a restructuring plan for IDT Solutions, including the exit from its retail communications business, by ending the provision of switched services. The restructuring plan included a reduction to IDT Solutions’ workforce, real estate network and network connectivity, as well as the impairment of assets to their estimated net recoverable value. As part of the restructuring plan, we have terminated leases and related connectivity on all the buildings on Winstar’s network. During the six months ended January 31, 2005, we recorded real estate network reduction charges of $0.9 million and connectivity reduction charges of $7.9 million. During the six months ended January 31, 2006, we recorded real estate network reduction charges of $1.4 million.

Loss from Operations. Loss from operations increased from $24.2 million in the six months ended January 31, 2005 to $24.6 million in the six months ended January 31, 2006.

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

General and Administrative. General and administrative expenses increased from $23.7 million in the six months ended January 31, 2005 to $29.7 million in the six months ended January 31, 2006. The increase is primarily the result of higher business development costs and legal and professional fees. As a percentage of our total consolidated revenues, general and administrative expenses increased from 2.0% in the six months ended January 31, 2005 to 2.4% in the six months ended January 31, 2006, as general and administrative expenses increased at a faster rate than old revenues.

Stock-based compensation expense was $2.7 million in the six months ended January 31, 2005 compared to $3.0 million in the six months ended January 31, 2006. Stock-based compensation expense primarily related to the amortization of deferred compensation from restricted stock grants.

Depreciation and Amortization. Depreciation expense was $1.1 million in the six months ended January 31, 2005 compared to $1.3 million in the six months ended January 31, 2006.

Loss from Operations. Loss from operations increased from $24.8 million in the six months ended January 31, 2005 to $31.1 million in the six months ended January 31, 2006, mostly as a result of the higher general and administrative expenses discussed above.

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

	Six Months Ended January 31,
	2006	2005
Cash flows provided by (used in)
Operating activities	$(79,139)	$(5,308)
Investing activities	20,469	45,950
Financing activities	(63,782)	(25,438)
Effect of exchange rate changes on cash and cash equivalents	403	3,668

(Decrease) increase in cash and cash equivalents	$(122,049)	$18,872

Operating Activities

As of January 31, 2006, we had cash and cash equivalents, marketable securities, and restricted cash and marketable securities of approximately $698.3 million, and working capital (current assets less current liabilities) of approximately $527.6 million. In the six months ended January 31, 2006, investments in proprietary film productions, film licenses and DVD and videocassette mastering were approximately $36.8 million, $11.1 million and $4.1 million, respectively. Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specially trade accounts receivable, inventory and trade accounts payable.

Investing Activities

During the six months ended January 31, 2006, we received $134.3 million in cash from the net sales and maturities of marketable securities, while receiving $98.8 million of cash from the net sales and maturities of marketable securities during the six months ended January 31, 2005. Our capital expenditures were $29.4 million in the six months ended January 31, 2006, compared to $35.5 million in the six months ended January 31, 2005. During the six months ended January 31, 2006, we continued to expand our international and domestic telecommunications network infrastructure and Net2Phone continued to build its infrastructure and deploy equipment related to existing and potential contract obligations with cable and broadband operators.

We have made significant expenditures designed to expand our global telecommunications network. We operate a total of six international gateway switches, four in the United States and two in the United Kingdom, and one domestic switch in the United States. In addition, we have extensive softswitching capacity in the United States, United Kingdom, Argentina, Peru and Hong Kong. Currently, we plan to expand the infrastructure necessary to support the expanded operations of our business segments. We currently anticipate that total capital expenditures for fiscal 2006 will be in the $60 million to $70 million range, and that investments in proprietary film productions, film licenses and DVD and videocassette mastering for fiscal 2006 will be in the $110 million to $120 million range. These estimates are contingent upon several factors, including, but not limited to, the specific timing of our site build-outs, market prices for telecommunications equipment and film licenses, the availability of such equipment in the distressed asset market, the availability of film licenses that meet our return on investment criteria, the specific timing of our IDT Spectrum network expansion projects and of our IDT Entertainment proprietary film productions, the rate of new DVD title introductions, and Net2Phone’s deployment of equipment related to existing and potential contract obligations with cable and broadband operators. We have generally adopted a strategy of investing in network expansion only as the need arises, as dictated by our telecommunications traffic volumes. Therefore, the timing of our network expansion, and the coincident purchases of property, plant and equipment, is highly dependent upon the timing and magnitude of the growth in our telecommunications minutes of use. We expect to fund our capital expenditures with our operating cash flows and with our cash, cash equivalents and marketable securities balances. From time to time, we will also finance a portion of our capital expenditures through capital leases. We also expect to fund all or part of our investments in proprietary film productions, film licenses, and DVD and videocassette mastering with bank facilities or equity financing entered into by IDT Entertainment or its subsidiaries that are developing or licensing the property. In addition, IDT Spectrum is currently in preliminary discussions with lenders and investors to secure debt or equity financings. To support its infrastructure and fixed wireless network build-out. However, we cannot determine at this point whether such discussions will ultimately result in any funding proceeds to IDT Spectrum.

During the second quarter of fiscal 2006, we purchased 33.2 million shares of Net2Phone, which were validly tendered in the tender offer for a total purchase price of $68.3 million.

On March 2, 2006, we consummated the sale of our Russian telecom business, Corbina, to a Moscow based consortium of private equity investors, for $145.7 million in cash.

Financing Activities

We received approximately $0.6 million and $2.8 million in proceeds from the exercise of IDT stock options during the six months ended January 31, 2006 and 2005, respectively. During the six months ended January 31, 2006, we received $25.4 million in proceeds from borrowings, consisting primarily of $14.0 million in draw downs under the April 22, 2005 $50.0 million Anchor Bay credit facility and an $11.0 million term loan used to finance the cost of two properties used to house most of our telecom network infrastructure. We also repaid capital lease obligations of $10.5 million and $13.4 million during the six months ended January 31, 2006 and 2005, respectively. The future minimum payments of principal and interest on our capital lease obligations are $13.2 million, $25.7 million, $18.5 million, $10.2 million, and $2.3 million for the remainder of fiscal 2006, fiscal 2007, fiscal 2008, fiscal 2009 and fiscal 2010, respectively. In addition, we distributed to the minority equity holders of our Union Telecard Alliance subsidiary and its consolidated partners $13.5 million and $16.6 million in cash during the six months ended January 31, 2006 and 2005, respectively.

Our Board of Directors has authorized the repurchase of up to 15 million shares of our Class B common stock and up to 5 million shares of our common stock. In the six months ended January 31, 2006, we repurchased an aggregate of 5.2 million shares of our common stock and Class B common stock for $63.7 million. Through January 31, 2006, under our existing stock repurchase program, we repurchased an aggregate of 6.4 million shares of our common stock and Class B common stock for $79.3 million.

During the six months ended January 31, 2006, we acquired an aggregate of 0.1 million shares of our Class B common stock held by certain of our employees for $1.6 million.

We continued to fund our IDT Capital segment throughout the six months ended January 31, 2006. We anticipate that IDT Capital will continue to rely on us to fund their cash needs, including operating expenses, capital expenditures, and potential investments and acquisitions.

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

Changes in Trade Accounts Receivable, Allowance for Doubtful Accounts and Deferred Revenue

Gross trade accounts receivable (excluding Corbina) increased from $252.8 million at July 31, 2005 to $268.9 million at January 31, 2006, mostly due to timing of operating cash receipts for our home video entertainment business and the significant growth, during the first half of fiscal 2006, of our retail energy business. The allowance for doubtful accounts as a percentage of gross trade accounts receivable decreased from 25.0% at July 31, 2005, to 22.6% at January 31, 2006, primarily due to the write-off, against the allowance for doubtful accounts, of certain uncollectible trade accounts receivable from our U.S. consumer phone services business, as well as due to the growth of our retail energy business, which has a significantly lower bad debt risk. The bad debt rate associated with our consumer phone services receivables has traditionally been significantly higher than the bad debt experienced by our other businesses.

Deferred revenue as a percentage of total revenues vary from period to period, depending on the mix and the timing of revenues. Deferred revenue arises primarily from the sales by IDT Telecom of our calling cards and consumer phone services both in the United States as well as in Europe. Deferred revenue also arises at IDT Entertainment, primarily from fee-for-hire production services, and can vary significantly from quarter to quarter and year to year, depending on the timing of production cash receipts. Deferred revenue (excluding Corbina) as of January 31, 2006 and July 31, 2005 was $146.8 million and $144.2 million, respectively.

Other Sources and Uses of Resources

We intend to, where appropriate, make strategic acquisitions to expand our telecommunications businesses. These acquisitions could include, but are not limited to, acquisitions of telecommunications equipment, telecommunications network capacity, customer bases or other assets. From time to time, we evaluate potential acquisitions of companies, technologies, products and customer accounts that complement our core telecom businesses. We also intend to make strategic investments and acquisitions to complement and/or expand our IDT Entertainment and IDT Capital segments, and to expand our each into the Hispanic consumer market. In considering investments and acquisitions, we will search for opportunities to profitably grow our existing businesses, to add qualitatively to the range of businesses in the IDT portfolio, to achieve operational synergies and to supplement our existing network expansion plans through the timely purchase from third parties of necessary equipment. At this time, we cannot guarantee that we will be presented with acquisition opportunities that meet our return on investment criteria, or that our efforts to acquire such companies that meet our criteria will be successful.

We believe that, based upon our present business plan, and due to the large balance of cash, cash equivalents and marketable securities we held as of January 31, 2006, as well as available borrowings under our credit facilities, our existing cash resources will be sufficient to meet our currently anticipated working capital and capital expenditure requirements, as well as our investments in proprietary film productions, film licenses and DVD and videocassette mastering requirements, and to fund any potential operating cash flow deficits within any of our segments for at least the next twelve months. If our growth exceeds current expectations or if we acquire the business or assets of another company, we might need to raise additional capital from equity or debt sources. There can be no assurance that we will be able to raise such capital on favorable terms or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our anticipated expansion, which could have a material adverse effect on our business, financial condition and/or results of operations.

Foreign Currency Risk

Revenues from our international operations, excluding Corbina, represented 28.9% and 24.7% of our consolidated revenues for the six months ended January 31, 2006 and 2005, respectively. A significant portion of these revenues are in denominations other than the U.S. Dollar. Foreign currency exchange risk that we are subject to is mostly mitigated by our ability to offset the majority of these non dollar-denominated revenues with operating expenses that are paid in the same currencies. As such, the net amount of our exposure to foreign currency exchange rate changes is not material.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements”, as defined in relevant SEC regulations, that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The Securities and Exchange Commission’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are exposed to market risks from changes in commodity prices, particularly natural gas and electrical power. We may hedge market price fluctuations associated with physical purchases and sales of natural gas and electricity by using derivative instruments including futures, forwards, basis swaps, transmission congestion contracts and financial transmission rights contracts. We are also exposed to changes in interest rates, primarily from our investments in cash equivalents and marketable debt securities. On occasion, we use interest rate derivative instruments to manage our exposure to interest rate changes, such as total return swap agreements. We do not consider our market risk exposure relating to foreign currency exchange to be material, as we generally have sufficient cash outflows based in these currencies to largely offset the cash inflows based in these currencies, thereby creating a natural hedge. In order to mitigate the risk associated with net foreign exchange exposure, which we experience from time to time, we have, on occasion, entered into foreign exchange hedges. In addition to but separate from our primary business, we hold a small portion of our total asset portfolio in hedge funds for speculative and strategic purposes. As of January 31, 2006, the carrying value of our investments in such hedge funds was approximately $31.1 million. Investments in hedge funds carry a significant degree of risk, which will depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that hedge fund managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our interests in these funds may go down as well as up and we may not receive, upon redemption, the amounts originally invested.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are more fully described in our Annual Report on Form 10-K for the year ended July 31, 2005 and in our Quarterly Report on Form 10-Q for the three months ended October 31, 2005. Unless otherwise indicated in this Report or the Quarterly Report for the three months ended October 31, 2005, all legal proceedings discussed in that Annual Report and the Quarterly Report remain outstanding.

With respect to the class actions brought on behalf of all public common stockholders of Net2Phone, the parties executed a memorandum of understanding settling this matter subject to (a) confirmatory discovery that plaintiffs are now taking; and (b) court approval.

IDT Telecom

With respect to the complaint served by Irene Kieves against us, the parties reached a settlement. On February 21, 2006, the court signed the order preliminarily approving the settlement.

IDT Solutions

With respect to the complaint filed against us by Lucent Technologies, Inc., on or about December 16, 2005, the parties reached a settlement.

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

Item 2. Changes in Securities and Use of Proceeds

This table provides information with respect to purchases by the Company of shares of its common stock and Class B common stock during the second quarter of fiscal 2006:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1 - 30, 2005 (2)	582,000	$12.08	582,000	16,097,250
December 1 - 31, 2005 (3)	2,491,823	$11.89	2,481,900	13,615,350
January 1 - 31, 2006 (4)	172,203	$11.69	48,400	13,566,950

Total	3,246,026	$11.91	3,112,300

(1)	Under our existing stock repurchase program, approved by our Board of Directors and publicly announced on December 18, 2001, we are authorized to repurchase up to 15 million shares of our Class B common stock and up to 5 million shares of our common stock.
(2)	Of the 582,000 shares purchased pursuant to the Stock Repurchase Program, 394,800 were shares of Class B common stock and 187,200 were shares of common stock, resulting in an aggregate of 16,097,250 shares of stock that may yet be purchased under the Stock Repurchase Program (consisting of 13,235,800 shares of Class B common stock and 2,861,450 shares of common stock).
(3)

Of the 2,481,900 shares purchased pursuant to the Stock Repurchase Program, 1,528,000 were shares of Class B common stock and 953,900 were shares of common stock, resulting in an aggregate of 13,615,350 shares of stock that may yet be purchased under the Stock Repurchase Program (consisting of 11,707,800 shares of Class B common stock and 1,907,550 shares of common stock). Includes 9,923 shares of Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted stock. Such shares are repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

(4)	All 48,400 shares purchased pursuant to the Stock Purchase Program were shares of common stock, resulting in an aggregate of 13,566,950 shares of stock that may yet be purchased under the Stock Repurchase Program (consisting of 11,707,800 shares of Class B common stock and 1,859,150 shares of common stock). Includes 123,803 shares of Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted stock. Such shares are repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number		Description
31.1	*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT CORPORATION

March 13, 2006	By:	/s/ JAMES A. COURTER
James A. Courter Chief Executive Officer and Vice-Chairman (Principal Executive Officer)

March 13, 2006	By:	/s/ STEPHEN R. BROWN
Stephen R. Brown Chief Financial Officer and Treasurer (Principal Financial Officer)