Form 10-Q
period 2006-04-30
IDT CORP
filed 2006-06-09
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2006

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of June 1, 2006, the registrant had the following shares outstanding:

Common Stock, $.01 par value:	15,453,073 shares outstanding (excluding 9,621,787 treasury shares)
Class A common stock, $.01 par value:	9,816,988 shares outstanding
Class B common stock, $.01 par value:	70,980,070 shares outstanding (excluding 5,316,283 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

IDT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2006	July 31, 2005
	(Unaudited)	(Note 1)
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$126,363	$171,027
Marketable securities	582,432	780,263
Trade accounts receivable, net	199,173	183,519
Other current assets	145,924	119,298
Assets of discontinued operations	—	50,567

Total current assets	1,053,892	1,304,674
Property, plant and equipment, net	315,690	335,002
Goodwill	166,880	110,966
Licenses and other intangibles, net	44,325	32,591
Investments	56,612	50,941
Other assets	198,341	143,416

Total assets	$1,835,740	$1,977,590

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$89,937	$110,282
Accrued expenses	283,453	229,945
Deferred revenue	144,708	144,248
Capital lease obligations—current portion	23,957	32,728
Other current liabilities	30,900	38,043
Liabilities of discontinued operations	—	13,962

Total current liabilities	572,955	569,208
Deferred tax liabilities, net	107,103	108,237
Capital lease obligations—long-term portion	37,141	42,370
Notes payable—long-term portion	159,154	121,470
Other liabilities	6,108	8,217

Total liabilities	882,461	849,502
Minority interests	47,465	89,891
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000,000; no shares issued	—	—
Common stock, $.01 par value; authorized shares—100,000,000; 25,074,860 shares issued at April 30, 2006 and July 31, 2005; 15,453,073 and 18,014,723 shares outstanding at April 30, 2006 and July 31, 2005, respectively	251	251
Class A common stock, $.01 par value; authorized shares—35,000,000; 9,816,988 shares issued and outstanding at April 30, 2006 and July 31, 2005	98	98
Class B common stock, $.01 par value; authorized shares—100,000,000; 76,293,853 and 75,917,516 shares issued at April 30, 2006 and July 31, 2005, respectively; 70,977,570 and 73,550,857 shares outstanding at April 30, 2006 and July 31, 2005, respectively	763	759
Additional paid-in capital	910,799	907,223
Treasury stock, at cost, consisting of 9,621,787 and 7,060,137 shares of common stock and 5,316,283 and 2,366,659 shares of Class B common stock at April 30, 2006 and July 31, 2005, respectively	(214,515)	(147,690)
Deferred compensation	—	(19,043)
Accumulated other comprehensive income (loss)	2,102	(1,896)
Retained earnings	206,316	298,495

Total stockholders’ equity	905,814	1,038,197

Total liabilities and stockholders’ equity	$1,835,740	$1,977,590

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Revenues	$589,058	$592,108	$1,809,349	$1,802,021
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	496,368	450,458	1,435,423	1,352,898
Selling, general and administrative (i)	152,968	140,286	470,131	428,715
Depreciation and amortization	24,359	27,673	76,419	78,526
Restructuring and impairment charges	6,338	3,577	7,881	14,992

Total costs and expenses	680,033	621,594	1,989,854	1,875,131

Loss from operations	(90,975)	(29,486)	(180,505)	(73,110)
Interest income, net	1,719	5,445	6,997	16,642
Investment and other income, net	5,818	7,198	9,662	13,426

Loss from continuing operations before minority interests and income taxes	(83,438)	(16,842)	(163,846)	(43,042)
Minority interests	(2,935)	359	(11,242)	(3,129)
Provision for income taxes	(1,295)	(2,250)	(3,152)	(7,090)

Loss from continuing operations	(87,668)	(18,733)	(178,240)	(53,261)

Discontinued operations (net of tax):
(Loss) income from discontinued operations	(1,583)	4,400	5,429	9,470
Gain on sale of discontinued operations	80,632	—	80,632	—

Total discontinued operations	79,049	4,400	86,061	9,470

Net loss	$(8,619)	$(14,333)	$(92,179)	$(43,791)

Earnings per share:
Basic:
Loss from continuing operations	$(0.92)	$(0.19)	$(1.85)	$(0.55)
Total discontinued operations	$0.83	$0.04	$0.89	$0.09
Net loss	$(0.09)	$(0.15)	$(0.96)	$(0.46)
Diluted:
Loss from continuing operations	$(0.92)	$(0.19)	$(1.85)	$(0.55)
Total discontinued operations	$0.83	$0.04	$0.89	$0.09
Net loss	$(0.09)	$(0.15)	$(0.96)	$(0.46)

Weighted-average number of shares used in calculation of earnings per share:
Basic	95,070	97,756	96,377	96,190

Diluted	95,070	97,756	96,377	96,190

(i) Stock-based compensation included in selling, general and administrative expense	$6,823	$8,210	$21,218	$18,102

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended April 30,
	2006	2005
	(In thousands)
Net cash used in operating activities	$(152,447)	$(37,898)
Investing activities
Capital expenditures	(49,797)	(68,770)
Repayments (issuance) of notes receivable, net	2,482	(11,280)
Investments and acquisitions, net of cash acquired	(116,394)	(25,566)
Proceeds from sale of discontinued operations	129,871	—
Proceeds from sales and maturities of marketable securities	1,898,163	4,307,416
Purchases of marketable securities	(1,698,164)	(4,160,089)

Net cash provided by investing activities	166,161	41,711
Financing activities
Proceeds from exercise of stock options	743	3,410
Proceeds from employee stock purchase plan	1,142	893
Proceeds from borrowings	44,321	37,133
Repayments of borrowings	(5,566)	—
Proceeds from sale lease back transactions on capital leases	—	12,642
Repayments of capital lease obligations	(16,023)	(15,987)
Repurchases of common stock and Class B common stock	(67,464)	(2,368)
Cash and marketable securities restricted against letters of credit	—	2,904
Distributions to minority shareholders of subsidiaries	(19,875)	(21,035)

Net cash (used in) provided by financing activities	(62,722)	17,592
Effect of exchange rate changes on cash and cash equivalents	4,344	3,482

Net (decrease) increase in cash and cash equivalents	(44,664)	24,887
Cash and cash equivalents, beginning of period	171,027	141,674

Cash and cash equivalents, end of period	$126,363	$166,561

Supplemental schedule of non-cash investing and financing activities
Purchases of property, plant and equipment through capital lease obligations	$5,476	$2,230

Issuance of Class B common stock for acquisitions and exchanges	$—	$59,835

Cash flows from discontinued operations
Operating activities	$8,463	$9,300
Investing activities	(13,315)	(9,320)
Financing activities	4,648	—

Total decrease in cash from discontinued operations	$(204)	$(20)

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation. Operating results for the three and nine month periods ended April 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2006. The balance sheet at July 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2005, as filed with the U.S. Securities and Exchange Commission.

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2006 refers to the fiscal year ending July 31, 2006).

Note 2—Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended, until July 31, 2005, the Company accounted for its stock option plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and as such, generally recognized no compensation cost on grants of employee stock options. Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, using the modified-prospective transition method. Under that transition method, compensation cost recognized during the three and nine months ended April 30, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of August 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to August 1, 2005, based on the grant-date fair value estimated in accordance with SFAS No. 123(R). Results for prior periods have not been restated. Stock-based compensation was previously presented as a separate line item on the condensed consolidated statements of operations. However, in accordance with Staff Accounting Bulletin No. 107 issued in March 2005, stock-based compensation is now included in selling, general and administrative expense. In addition, when the Company adopted SFAS No. 123(R) on August 1, 2005, deferred compensation was reduced to zero with a corresponding decrease to additional paid in capital.

As a result of adopting SFAS No. 123(R) on August 1, 2005, the Company’s loss before income taxes, loss from continuing operations and net loss for the three and nine months ended April 30, 2006 is $3.4 million and $5.2 million, respectively, higher than if it had continued to account for share-based compensation under Opinion No. 25. Basic and diluted net loss per share for the three and nine months ended April 30, 2006 would have been ($0.05) and ($0.90) if the Company had not adopted SFAS No. 123(R).

The Company does not currently recognize tax benefits resulting from tax deductions in excess of the compensation cost recognized because of federal and state net operating loss carryforwards available to offset future federal and state taxable income. Accordingly, the adoption of SFAS No. 123(R) did not have any impact on the Company’s consolidated statements of cash flows.

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and nine months ended April 30, 2005:

	Three Months	Nine Months
	Ended April 30, 2005
	(in thousands, except per share data)
Net loss, as reported	$(14,333)	$(43,791)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects and minority interests	6,968	14,581
Deduct: Total stock-based employee compensation expense determined under the fair value based method of accounting for all awards, net of related tax effects and minority interests	(7,214)	(52,227)

Pro forma net loss	$(14,579)	$(81,437)

Net loss per share:
Basic—as reported	$(0.15)	$(0.46)

Basic—pro forma	$(0.15)	$(0.85)

Diluted—as reported	$(0.15)	$(0.46)

Diluted—pro forma	$(0.15)	$(0.85)

Effective January 24, 2005, the compensation committee of the Company’s Board of Directors approved the acceleration of vesting of all then outstanding unvested options to purchase shares of the Company’s Class B common stock. The Company accelerated the vesting of the options in anticipation of the impact of SFAS No. 123(R). Options to purchase approximately 4.5 million shares of the Company’s Class B common stock became immediately exercisable on January 24, 2005, as a result of the acceleration. Generally, these options were scheduled to vest annually over 3 years beginning on the first anniversary of their grant date. The primary purpose of the acceleration was to eliminate the impact of approximately $15.6 million of future compensation expense that the Company would otherwise recognize in its fiscal 2006 and fiscal 2007 consolidated statements of operations. This amount was instead reflected in pro forma footnote disclosure for the nine months ended April 30, 2005, as permitted under the transitional guidance provided by the FASB.

Share-Based Compensation Plans

In September 2005, the Board of Directors of the Company approved and adopted the 2005 Stock Option and Incentive Plan (the “Stock Option and Incentive Plan”) to provide incentives to executives, employees, directors and consultants of the Company. Incentives available under the Stock Option and Incentive Plan may include stock options, stock appreciation rights, limited rights, deferred stock units, and restricted stock. The maximum number of shares of Class B common stock reserved for award under the Stock Option and Incentive Plan is 2.5 million shares, and as of April 30, 2006, 2.3 million shares remained available for future grants.

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Option and share awards generally vest on a graded basis over three years of service and have ten year contractual terms. Compensation cost is generally recognized on a straight-line basis over three years. The compensation cost that has been charged against income for the Company and its subsidiaries’ share-based compensation plans was $6.8 million and $21.2 million for the three months and nine months ended April 30, 2006, respectively, and $8.2 million and $18.1 million for the three and nine months ended April 30, 2005, respectively. No income tax benefits were recognized in the consolidated statements of operations for share-based compensation arrangements during the three and nine months ended April 30, 2006 and 2005.

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

Nine Months Ended April 30, 2006
ASSUMPTIONS
Average risk-free interest rate	4.4%
Expected dividend yield	—
Expected volatility	24.2%
Expected term	3.6 years

Stock Options

A summary of stock option activity as of April 30, 2006, and changes during the nine months ended April 30, 2006, is presented below:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2005	15,468	$12.78
Granted	15	12.69
Exercised	(126)	5.91
Forfeited or expired	(376)	15.56

Outstanding at April 30, 2006	14,981	$12.77	6.3	$17,618

Exercisable at April 30, 2006	14,971	$12.76	6.3	$17,618

The weighted-average grant-date fair value of options granted by the Company during the nine months ended April 30, 2006 was $3.36. The total intrinsic value of options exercised during the nine months ended April 30, 2006 was $0.8 million. During the nine months ended April 30, 2006, the Company received $0.7 million in cash proceeds from the exercise of its stock options.

Option Tender Offer

On February 1, 2006, the company extended an offer (the “Offer”) to purchase from eligible option holders outstanding stock options to purchase shares of its Class B common stock, at a cash purchase price equal to $2.00 net per share underlying such options. As of February 1, 2006, there were outstanding options to purchase 15.1 million shares of the Company’s Class B common stock that were eligible to be tendered in the Offer. The Offer and withdrawal rights expired on May 22, 2006 and options to purchase 7.9 million shares had been tendered and accepted in the offer for a total purchase price of $15.8 million. All options accepted for payment were cancelled immediately upon expiration of the Offer and are no longer exercisable. Subsequent to this purchase, 7.1 million options remained outstanding with a weighted average exercise price of $9.62. In connection with the purchase of the options the Company recorded non-cash compensation of $1.6 million and additional paid in capital of $14.2 million during the fourth quarter of fiscal 2006.

Restricted Stock

The fair value of nonvested shares of the Company’s Class B common stock is determined based on the closing trading price of the Company’s Class B common stock on the grant date.

A summary of the status of the Company’s nonvested shares as of April 30, 2006, and changes during the nine months ended April 30, 2006, is presented below:

	Number of Nonvested Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested Shares at July 31, 2005	2,209	$15.96
Granted	248	11.78
Vested	(1,137)	14.61
Forfeited	(70)	15.86

Nonvested shares at April 30, 2006	1,250	15.10

As of April 30, 2006, there was $7.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock option and incentive plans. That cost is expected to be recognized over a weighted-average period of 10 months. The total cost of non-vested shares granted by the Company that was recognized as compensation during the nine months ended April 30, 2006 was $13.0 million.

Net2Phone

As a result of the Net2Phone merger transaction discussed in Note 3, all restrictions under Net2Phone’s 1999 Amended and Restated Stock Option and Incentive Plan applicable to any outstanding shares of Net2Phone common stock lapsed immediately prior to the effective time of the merger, and the holders thereof received the value of the shares based on $2.05 per share, less any applicable taxes. In addition, all outstanding options to purchase shares of Net2Phone common stock, whether vested or unvested, were cancelled at the effective time of the merger, and the holders thereof received a cash payment equal to the excess, if any, of $2.05 over the exercise price of the options. As a result of the aforementioned equity modifications, Net2Phone recorded an aggregate of $5.4 million of non-cash compensation cost during the third quarter of fiscal 2006, partially offset by a $0.6 million reversal of previously recorded non-cash compensation.

Note 3—Investment in Net2Phone

On November 10, 2005, the Company commenced a tender offer for all outstanding shares of common stock of Net2Phone not owned by IDT or its affiliates, at a price of $2.00 per share, which was subsequently increased to $2.05 per share, net to the sellers in cash, without interest.

During the second quarter of fiscal 2006, the Company purchased 33.2 million shares of Net2Phone, which were validly tendered in the offer, for a total purchase price of $68.3 million. Through this transaction, IDT increased its effective equity interest in Net2Phone to approximately 82.5% and its aggregate voting power in Net2Phone to approximately 87.2%.

On March 10, 2006, the Company and Net2Phone consummated a merger transaction in which IDT acquired all remaining outstanding shares of Net2Phone. Under the terms described in the merger agreement, a newly formed and wholly owned subsidiary of IDT, merged with and into Net2Phone, with Net2Phone continuing as the surviving corporation. All previously issued and outstanding shares of Net2Phone, other than shares held by IDT or its subsidiaries were canceled and converted automatically into the right to receive $2.05 per share in cash, without interest for a total purchase price of $28.8 million. As a result of the merger, Net2Phone is a wholly owned subsidiary of IDT and the shares of Net2Phone are no longer publicly traded.

The above acquisitions of Net2Phones shares were accounted for under the purchase method and, accordingly, the Company recorded a reduction in minority interests of $38.4 million and an increase to goodwill and intangibles of $58.7 million, which represents the excess purchase price paid over the fair value of the additional interest in net assets acquired.

Note 4—Sale of IDT Entertainment

The Company’s IDT Entertainment segment generated revenues of $138.4 million in the nine months ended April 30, 2006. IDT Entertainment consists primarily of animation and live-action production operations as well as a home entertainment distribution business. Through studios based in the United States and Canada, IDT Entertainment develops and produces 2D and 3D animated content for distribution theatrically, on television, and direct-to-video/DVD. Production is focused on proprietary content and is also performed for third parties. The division also develops and produces live-action content for television and direct-to-video/DVD distribution.

On May 15, 2006, IDT and Liberty Media Corporation entered into a binding Term Sheet for the sale of IDT Media, Inc. (the corporate parent of IDT Entertainment) to Liberty Media in exchange for all of Liberty Media’s interests in IDT including Liberty Media’s 17.2 million shares of IDT Class B common stock and Liberty Media’s approximately 4.8% interest in IDT Telecom, $186 million in cash (subject to certain adjustments) and the assumption of all of IDT Entertainment’s existing indebtedness at closing. IDT will also be eligible to receive additional consideration (the “Contingent Amount”) from Liberty Media based upon appreciation of the value of IDT Entertainment over the five-year period following the closing of the transaction or such shorter period under specified circumstances (the “Exercise Date “). The Contingent Amount shall equal 25% of the excess, if any of the Net Equity Value of IDT Media as of the Exercise Date over $425 million.

Net Equity Value is defined at the price at which a willing buyer would buy and a willing seller would sell all of the equity in IDT Media in an arm’s-length transaction as of the Exercise Date. In the case of a sale of all of the equity or assets of IDT Media to a bona fide third party, the Net Equity Value shall be deemed for all purposes of the Term Sheet and the definitive agreements to be equal to the purchase price paid by such third party for the equity or assets of IDT Media.

The Exercise Date is the earlier of (a) the date of delivery by IDT at any time from and after the closing date of the transaction to the fifth anniversary of the closing date of the transaction of written notice of its intention to exercise this right or (b) the date of the consummation of the sale of all but not less than all of the equity or assets of IDT Media to a bona fide third party, if such consummation occurs subsequent to December 31, 2008.

On the closing date of the transaction, cash and cash equivalents in an amount equal to $74.2 million (as adjusted) (the “Cash Repayment Amount”) will be used to repay the intercompany debt of IDT Entertainment to IDT and the balance of any such intercompany debt will be contributed to the capital of IDT Entertainment by IDT. The Cash Repayment Amount will be reduced in an amount equal to $15.5 million, which amount is to be used to fund the cash shortfall of IDT Media and its subsidiaries from April 1, 2006 to June 30, 2006 in accordance with the Interim Operating Plan.

On the 150th calendar day following the widespread theatrical release of “Everyone’s Hero” (such release date, the “E.H. Release Date”), Liberty Media will cause IDT Media to pay IDT an amount of cash equal to the lesser of (a) $15.5 million and (b) 75% of the amount of gross domestic box office receipts from the initial theatrical release in the U.S. and Canada of Everyone’s Hero during the first 120 days after the E.H. Release Date (as reported in Variety, or if not so reported in Variety, as reported in a comparable publication selected by Liberty Media) in excess of $45 million.

The total liability of IDT for breaches of certain representations shall be limited to an aggregate of $100 million. The obligation to indemnify for breaches of representations and warranties will be limited to claims made on or before the 18-month anniversary of the closing date of the transaction, except for representations and warranties related to tax matters, which will survive until the expiration of the applicable statutes of limitations.

The sale is subject to certain customary conditions and contingencies, including the finalization and execution of definitive documentation. The sale is anticipated to be consummated during the fourth quarter of fiscal 2006. The sale met the criteria to be reported as a discontinued operation in the fourth quarter of fiscal 2006 and accordingly, IDT Entertainment’s results of operations will be reclassified in the fourth quarter of fiscal 2006 as part of discontinued operations.

The carrying value of the major assets and liabilities of IDT Entertainment are as follows:

	April 30, 2006	July 31, 2005
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$54,946	$7,137
Marketable securities	31,890	72,003
Trade accounts receivable, net	24,261	34,067
Other current assets	78,011	67,408

Total current assets	$189,108	$180,615
Property, plant and equipment, net	17,767	13,209
Goodwill	53,818	54,227
Licenses and other intangibles, net	14,793	16,145
Other assets	159,679	72,202

Total assets	$435,165	$336,398

Liabilities
Current liabilities:
Trade accounts payable	$6,647	$6,210
Accrued expenses	31,545	39,786
Other current liabilities	9,984	10,071

Total current liabilities	$48,176	$56,067
Notes payable – long term portion	67,894	38,328
Other liabilities	1,891	7,588

Total liabilities	$117,961	$101,983

Note 5—Discontinued Operations

On March 2, 2006, the Company consummated a sale of its Russian telecom business, Corbina Telecom (“Corbina”), to a Moscow based consortium of private equity investors, for net proceeds of $129.9 million in cash after banking and other transaction related costs. Corbina operates a licensed full-service telecommunications business, offering a broad range of services throughout the 24 largest industrial areas in the Russian market. Corbina’s operational results were historically included in the Company’s Retail Telecommunications Services and Wholesale Telecommunications Services segments. Corbina met the criteria to be reported as a discontinued operation in the second quarter of fiscal 2006 and, accordingly, its results of operations for the three and nine months ended April 30, 2005 and 2006 are classified as part of discontinued operations.

Revenues, (loss) income before income taxes and net (loss) income of Corbina, which were included in loss from discontinued operations, are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005
	(In thousands)
Revenues	$7,022	$16,204	$47,848	$47,983

(Loss) income before income taxes	(1,323)	5,764	7,107	13,511
Provision for income taxes	(260)	(1,364)	(1,678)	(4,041)

Net (loss) income	$(1,583)	$4,400	$5,429	$9,470

The assets and liabilities of the discontinued operations at July 31, 2005 were as follows:

(in thousands)
Assets
Current assets:
Cash and cash equivalents	$932
Trade accounts receivable, net	5,613
Other current assets	8,867

Total current assets of discontinued operations	15,412
Property, plant and equipment, net	35,155

Total assets of discontinued operations	$50,567

Liabilities
Current liabilities:
Trade accounts payable	$5,717
Accrued expenses	1,471
Other current liabilities	6,774

Total liabilities of discontinued operations	$13,962

Note 6—Notes Payable

On December 2, 2005, the Company’s IDT Entertainment division entered into a $125.0 million five and a half year secured revolving credit facility (the “Credit Facility”), with a bank group led by JPMorgan Chase Bank, N.A., of which $95.0 million had been committed as of that date and the remaining $30.0 million of which is subject to obtaining commitments from additional lenders. The Credit Facility is used to fund a portion of certain costs of the production and distribution of animated feature length films to be produced or acquired by IDT Entertainment, as well as interest and other costs of the Credit Facility and certain overhead amounts.

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

On April 28, 2006, $12.5 million was drawn down under the Credit Facility for “Everyone’s Hero” and $3.0 million was drawn down for “Space Chimps”. The interest rate for both financings is LIBOR plus 2.5% or 7.88% from April 28, 2006 through April 27, 2007. Interest is payable every three months on the 28th of the month. Interest costs related to the production of the films are accounted for in accordance with the provisions in FASB Statement No. 34, Capitalization of Interest. The total interest incurred and interested capitalized related to the Credit Facility during the quarter was nil.

The Company’s IDT Entertainment division, through its wholly-owned Anchor Bay Entertainment subsidiary, maintains a $50.0 million five-year secured revolving credit facility (the “Facility”) with a bank group led by JPMorgan Chase Bank, N.A., which may be increased up to $75.0 million in certain circumstances, as set forth in the Facility. In fiscal 2005, an aggregate of $32.9 million was drawn down from the Facility. In October 2005, $14.0 million was drawn down from the Facility at an effective interest rate of 6.9%, and this rate is effective through October 2006. As of April 30, 2006, $3.1 million remains available to the Company under the Facility.

In addition, the set interest rate on $26.4 million of draw downs under the Facility expired on April 26, 2006 and was reset as follows: $25.0 million at an effective interest rate of 7.36%, which is effective through July 25, 2006, and $1.4 million at an effective interest rate of 7.6%, which is effective through April 26, 2007.

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

Note 7—Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase of up to 15 million shares of IDT Class B common stock and up to 5 million shares of IDT common stock. In the nine months ended April 30, 2006, the Company repurchased an aggregate of 5.2 million shares of IDT common stock and Class B common stock for $63.7 million. Through April 30, 2006, under the Company’s existing stock repurchase program, the Company repurchased an aggregate of 6.4 million shares of IDT common stock and Class B common stock for an aggregate purchase price of $79.3 million.

During the nine months ended April 30, 2006, the Company acquired an aggregate of 0.3 million shares of its Class B common stock held by certain of its employees for $3.8 million.

Note 8—Business Segment Information

The Company has six reportable business segments: Retail Telecommunications Services, Wholesale Telecommunications Services, IDT Entertainment, Voice over IP, IDT Capital and IDT Solutions. The operating results of these business segments are distinguishable and are regularly reviewed by the Company’s chief operating decision maker.

The Retail Telecommunications Services business segment markets and sells primarily prepaid and rechargeable calling cards and consumer local, long distance and wireless phone services. The Wholesale Telecommunications Services business segment consists of wholesale carrier services provided to other long distance carriers. The IDT Entertainment business segment consists of animated and live-action production operations and home video entertainment operations that comprise an increasingly integrated full-service entertainment company. The Voice over IP business segment consists mostly of Net2Phone, a provider of VoIP telephony products and services and of cable and other broadband telephony services. The IDT Capital business segment consists primarily of retail energy, brochure distribution and call center services. Up until January 19, 2006, the Company operated its IDT Solutions business segment through its IDT Spectrum and Winstar Holdings, LLC subsidiaries. On January 19, 2006, the Company consummated the sale of its remaining Winstar operations, which consisted mostly of contracts for the provision of voice and data services to U.S. government customers (see Note 11). IDT Spectrum holds a significant number of licenses for commercial fixed wireless spectrum in the United States, and is developing a fixed wireless network platform that will integrate the wireless spectrum with operational management capabilities and a flexible architecture to serve the specialized backhaul and telecommunications connectivity needs of a variety of customers.

The Company evaluates the performance of its business segments based primarily on operating income (loss). All overhead is allocated to the business segments, except for certain specific corporate overhead, such as corporate management compensation, investor and public relations costs, corporate legal and governance costs, and certain insurance and facilities costs. Operating results presented for the business segments of the Company are as follows (in thousands):

	Retail Telecommunications Services	Wholesale Telecommunications Services	IDT Entertainment	Voice over IP	IDT Capital	IDT Solutions	Corporate	Total
Three Months Ended April 30, 2006
Revenues	$364,002	$121,102	$41,841	$24,022	$37,746	$345	$—	$589,058
Operating loss	(44,369)	(7,619)	(4,942)	(14,192)	(3,226)	(3,706)	(12,921)	(90,975)
Restructuring and impairment charges	3,374	—	1,022	1,796	—	146	—	6,338
Three Months Ended April 30, 2005
Revenues	$375,624	$140,733	$45,956	$17,124	$11,075	$1,596	$—	$592,108
Operating income (loss)	10,899	(4,510)	3,139	(11,538)	(3,256)	(8,788)	(15,432)	(29,486)
Restructuring and impairment charges	—	—	—	492	—	3,085	—	3,577
	Retail Telecommunications Services	Wholesale Telecommunications Services	IDT Entertainment	Voice over IP	IDT Capital	IDT Solutions	Corporate	Total
Nine Months Ended April 30, 2006
Revenues	$1,096,172	$388,001	$138,429	$70,736	$112,589	$3,422	$—	$1,809,349
Operating loss	(40,831)	(20,977)	(4,061)	(31,636)	(10,679)	(28,309)	(44,012)	(180,505)
Restructuring and impairment charges	3,374	—	1,022	1,235	—	2,250	—	7,881
Nine Months Ended April, 2005
Revenues	$1,170,702	$398,174	$147,461	$53,291	$24,910	$7,483	$—	$1,802,021
Operating income (loss)	40,296	(12,152)	9,688	(28,027)	(9,704)	(32,972)	(40,239)	(73,110)
Restructuring and impairment charges (reversals)	—	—	—	2,093	(14)	12,913	—	14,992

Revenues and operating income of Corbina, which were previously included in the Company’s telecommunications segments for the three and nine months ended April 30, 2005 and 2006 have been classified as discontinued operations.

Note 9—Earnings Per Share

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

For the three and nine months ended April 30, 2006 and 2005, the diluted earnings per share amounts equal basic earnings per share because the Company had net losses from continuing operations and the impact of the assumed exercise of stock options, non-vested restricted stock and contingently issuable shares would have been anti-dilutive. The following securities have been excluded from the dilutive earnings per share computation (in thousands):

	At April 30, 2006	At April 30, 2005
Stock options	14,981	13,957
Non-vested restricted stock	1,250	2,100
Contingently issuable shares	83	60

Total	16,314	16,117

Note 10—Comprehensive Loss

The Company’s comprehensive loss consists of the following (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005
Net loss	$(8,619)	$(14,333)	$(92,179)	$(43,791)
Foreign currency translation adjustments	3,710	(27)	3,436	4,394
Unrealized (loss) gains in available-for-sale securities	(1,905)	(13,122)	562	(3,639)

Comprehensive loss	$(6,814)	$(27,482)	$(88,181)	$(43,036)

Note 11—Restructuring and Impairment Charges

The Company’s restructuring and impairment charges consist of the following (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005
IDT Solutions:
Workforce reductions	$46	$504	$138	$508
Real estate network and connectivity reductions	51	2,092	1,484	10,890
Other	49	490	628	1,515

	146	3,086	2,250	12,913
IDT Capital	—	—	—	(14)
IDT Telecom	3,374	—	3,374	—
IDT Entertainment	1,022	—	1,022	—
Voice over IP	1,796	491	1,235	2,093

Total	$6,338	$3,577	$7,881	$14,992

Towards the end of the Company’s third quarter of fiscal 2006, the Company initiated a company-wide restructuring and cost savings program, which has resulted in the elimination of approximately 375 positions to date, of which more than 270 were IDT Telecom customer service related. These reductions have resulted in approximately $14 million in severance costs, of which $5.2 million has been recorded as restructuring charges in the third quarter of fiscal 2006 as discussed below.

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

Real estate network and connectivity reductions

As part of the restructuring plan, the Company has terminated leases and related connectivity on all the buildings on Winstar’s network. During the three and nine months ended April 30, 2005, the Company recorded real estate network reduction charges of $0.6 million and $1.4 million, and connectivity reduction charges of $1.5 million and $9.5 million, respectively. During the three and nine months ended April 30, 2006, the Company recorded real estate network reduction charges of $0.1 million and $1.5 million, respectively.

IDT Telecom

In July 2005, the Company signed a long-term wholesale services agreement with Verizon Communications Inc. for local phone service, effective August 1, 2005, for Verizon to provide the Company with dial tone services or access to its local networks for a period of up to five years. However, despite this agreement with Verizon, the Company has not been able to attract new customers at an economically-feasible cost, and has therefore halted marketing its local bundled phone service. As a result, during the third quarter of fiscal 2006, the Company made the decision to shut down its Newark call center eliminating the positions of more than 270 customer service personnel and recorded severance related charges of $3.4 million, during the three and nine months ended April 30, 2006.

IDT Entertainment

During the third quarter of fiscal 2006, as required by Statement of Position 00-2 Accounting by Producers or Distributors of Films (“SOP 00-2”), IDT Entertainment impaired the capitalized balances of film costs, aggregating $1.0 million, relating to Monster Monster Trucks and Cabbage Patch Kids, since they have not been set for production within three years from the time of the first capitalized transaction. No such impairments were recorded during the three and nine months ended April 30, 2005.

VoIP

In March 2006, after completion of the Net2Phone merger, the Company began the process of integrating Net2Phone’s operations and support functions to achieve synergies and costs savings. As a result, the Company eliminated certain positions and recorded severance related accruals of $1.6 million during the three and nine months ended April 30, 2006. The remaining charges for fiscal 2006 and fiscal 2005 related to previously announced contract termination and exit costs. Net2Phone is presently being integrated into the Company’s Telecom division.

Reserve summary

The following table summarizes the remaining reserve balances related to restructuring and impairment charges:

	Balance at July 31, 2005	Charged to Expense	Payments	Non-cash Charges	Reserve Adjustments	Balance at April 30, 2006
IDT Solutions:
Workforce reductions	$—	$138	$(138)	$—	$—	$—
Real estate network and connectivity reductions	378	1,484	(1,862)	—	—	—
Other	565	628	(958)	—	—	235

	943	2,250	(2,958)	—	—	235
Voice over IP	2,472	1,235	(957)	(773)	315	2,292
IDT Telecom	—	3,374	—	—	—	3,374
IDT Entertainment	—	1,022	—	(1,022)	—	—

Total	$3,415	$7,881	$(3,915)	$(1,795)	$315	$5,901

Note 12—Legal Proceedings and Contingencies

Legal proceedings in which the Company is involved are more fully described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2005 and updated with material developments, if any, in the Company’s Quarterly Reports on Form 10-Q for the three months ended October 31, 2005 and January 31, 2006. Unless otherwise indicated in this Report or the Quarterly Reports described above, all legal proceedings discussed in that Annual Report and in those Quarterly Reports remain outstanding.

IDT Telecom

In the third quarter of fiscal 2006, the U.S. calling card business recorded a $48.1 million accrual for various telecom regulatory agency fees including: Telecommunications Relay Services Fund (TRS), Federal Communications Commission (FCC) and Universal Service Fund (USF) for the period through April 30, 2006. These charges reflect what the Company believes at this time to be its liability to all such agencies, given the methodologies used by the Universal Service Administration Corporation (USAC) for calculation of USF related fees, in its recently completed audit of the Company’s U.S. calling card business for calendar years 2000-2004. IDT has filed an appeal related to the audit findings, and will vigorously contest the imposition of these fees.

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

Note 13—American Jobs Creation Act

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

Note 14—Altice Agreement

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

On November 15, 2005, Altice notified Net2Phone that a third party had acquired a controlling interest in Altice, that the third party would not agree to be bound by all of Altice’s obligations under the Agreements, and that therefore, the Agreements were being terminated. As a result, Altice wired an $18.8 million buyout payment to Net2Phone. This amount is materially less than the predetermined buyout payment Net2Phone believes is required by the Agreements. Net2Phone has informed Altice and its third-party acquirer that the buyout provisions of the Agreements require an additional payment of approximately €25 million and that Net2Phone reserves its rights to all claims that may result from the termination. Net2Phone has initiated arbitration proceedings in accordance with the Agreements to achieve a satisfactory resolution of its claims. There can be no assurance that Net2Phone will receive any additional termination proceeds from Altice. On February 24, 2006 Altice filed an answer and counterclaim. Altice claims that the $18.8 million that it sent to Net2Phone was more than Net2Phone was entitled to under the claim. As such, Altice asks for a refund of an undetermined amount.

In connection with the receipt of the $18.8 million payment from Altice, the Company recognized a gain of $7.9 million from the termination of the Agreements, which is classified within “investment and other income, net” in the nine months ended April 30, 2006.

Note 15—Settlement of Aplio Obligation

On July 7, 2000, Net2Phone acquired all of the outstanding capital stock of Aplio, S.A. (“Aplio”), a company located in France which owned technology that enabled VoIP hardware devices to provide Net2Phone services. In the third quarter of fiscal 2001, Net2Phone discontinued Aplio’s operations.

Pursuant to settlement agreements with the former Aplio stockholders, Net2Phone made certain payments and transfers to the former stockholders in 2001 and 2002 and was required to pay the stockholders on April 30, 2003 a remaining balance of $19.2 million, less the then current value of 585,325 shares of Net2Phone common stock previously transferred to them. On May 7, 2003, as the result of several simultaneous transactions, the former Aplio stockholders transferred their 585,325 Net2Phone shares and assigned their rights under the settlement agreements to Deutsche Bank AG London in exchange for a payment of $19.2 million. Simultaneously, Net2Phone and Deutsche Bank amended and restated the settlement agreements to provide for the extension of the payment obligation to May 1, 2006 and payment by Net2Phone of annual interest of 3.5 percent on the unpaid balance during the period.

Under amended and restated settlement agreements, on May 1, 2006, Net2Phone purchased from Deutsche Bank the 585,325 shares for a total price of $19.2 million plus $0.3 million of interest.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the notes to the condensed consolidated financial statements, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. Such forward-looking statements include, among other things, our plans to develop and market new products and services, improve our financial performance, enter new customer and geographic markets, expand our European consumer phone services business, develop our animation and entertainment businesses and the possible outcome of our litigation. Such forward-looking statements also include our expectations concerning factors affecting the markets for our products, such as changes in the U.S. and the international regulatory environment and the demand for telecommunications services. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. These risks and uncertainties include, but are not limited to, those risks discussed in this report. In addition to the factors specifically noted in the forward-looking statements, other important factors that could result in those differences include, but are not limited to, the fact that: each of our telecommunications business lines is highly sensitive to declining prices, which may adversely affect our revenues and margins; because our prepaid calling cards generate the bulk of our revenues, our overall profitability is substantially dependent upon continued operational profitability in that area, and we face significant competition; we may not be able to obtain sufficient or cost-effective termination capacity to particular destinations; our customers, particularly our wholesale carrier customers, could experience financial difficulties which could adversely affect our revenues and profitability if we experience difficulties in collecting our receivables; the termination of our carrier agreements with foreign partners or our inability to enter into carrier agreements in the future could materially and adversely affect our ability to compete in foreign countries, which could reduce our revenues and profits; our revenues will suffer if our distributors and sales representatives, particularly Union Telecard Alliance, LLC, fail to effectively market and distribute our calling card products, wireless products, and other services; increased competition in the consumer and business telephone market, particularly from the regional bell operating companies, or RBOCs, and cable operators, could limit or reverse our growth in that area; the FCC may change the scope or breadth of calling card services subject to Universal Service Fund obligations, which could negatively affect our calling card services; we rely on a few major customers in realizing our home entertainment video distribution revenues and a reduction in our business with these customers could have an adverse effect on us; a significant portion of our home entertainment video distribution revenues comes from a small number of titles; a loss of our rights to these titles, or our failure to replace them when our rights expire, could significantly harm our home entertainment video distribution business; the success of IDT Entertainment may depend on audience acceptance of our computer generated (CG) animated feature films, and live-action productions, which is extremely difficult to predict and therefore inherently risky; animated films are expensive to produce and the uncertainties inherent in their production could result in the expenditure of significant amounts on films that are canceled or significantly delayed, which would adversely affect our revenues and financial condition; piracy, including digital and Internet piracy, may decrease revenues received from the exploitation of our entertainment products; we have incurred significant losses since our inception, which could cause the trading price of our stock to decline; our growth strategy depends, in part, on our acquiring complementary businesses and assets and expanding our existing operations, which we may be unable to do; our revenues may be adversely affected if we fail to protect our proprietary technology or enhance or develop new technologies; we may be subject to claims of infringement of intellectual property rights of others; federal, state, local and international government regulations, including the recent FCC rule changes and litigation finding in the United States discussed below, may reduce our ability to provide services or negatively affect the profitability of our business; we may become subject to increased price competition from other carriers due to federal regulatory changes in determining international settlement rates; holders of our Class B common stock have significantly less voting power than holders of our Class A common stock and our common stock; IDT is controlled by its principal stockholder, which limits the ability of other stockholders to affect the management of IDT; and other factors and risks set forth in our Annual Report on Form 10-K for fiscal 2005 and our other filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth herein and the other information set forth from time to time in our reports filed with the United States Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for fiscal 2005.

Overview

General

We are a multinational telecommunications, entertainment and technology company. We conduct our operations primarily through four operating subsidiaries: (i) IDT Telecom, which comprises our Retail Telecommunications Services and Wholesale Telecommunications Services segments, and whose primary offerings are prepaid and rechargeable calling cards, consumer local, long distance and wireless phone services, and wholesale carrier services; (ii) IDT Entertainment, which comprises our IDT Entertainment segment, whose offerings consist of animated and live-action production operations, both proprietary and for-hire, and home entertainment distribution; (iii) Net2Phone, which comprises our Voice over IP segment, whose offerings include Voice over Internet Protocol (“VoIP”) PacketCable, Session Initiation Protocol (“SIP”) and wireless solutions; and (iv) IDT Capital, which comprises our IDT Capital segment, and whose primary offerings are retail energy, brochure distribution and call center services. IDT Spectrum was formed in January 2005 to own and exploit our fixed wireless spectrum and related assets. IDT Spectrum is currently exploring various strategic alternatives in the capital markets.

Sale of IDT Entertainment

On May 15, 2006, IDT and Liberty Media Corporation entered into a binding Term Sheet for the sale of IDT Media, Inc. (the corporate parent of IDT Entertainment) to Liberty Media in exchange for all of Liberty Media’s interests in IDT, including Liberty Media’s 17.2 million shares of IDT Class B common stock and Liberty Media’s approximately 4.8% interest in IDT Telecom, $186 million in cash (subject to certain adjustments) and the assumption of all of IDT Entertainment’s existing indebtedness at closing. IDT will also be eligible to receive additional consideration from Liberty Media based upon appreciation of the value of IDT Entertainment over the five-year period following the closing of the transaction or such shorter period under specified circumstances.

The sale is subject to certain customary conditions and contingencies, including the finalization and execution of definitive documentation. The sale is anticipated to be consummated during the fourth quarter of fiscal 2006. The sale met the criteria to be reported as a discontinued operation in the fourth quarter of fiscal 2006 and accordingly, IDT Entertainment’s results of operations will be reclassified in the fourth quarter of fiscal 2006 as part of discontinued operations.

The IDT Entertainment segment generated revenues of $138.4 million in the nine months ended April 30, 2006. IDT Entertainment consists primarily of animation and live-action production operations as well as a home entertainment distribution business. Through studios based in the United States and Canada, IDT Entertainment develops and produces 2D and 3D animated content for distribution theatrically, on television, and direct-to-video/DVD. Production is focused on proprietary content and is also performed for third parties. The division also develops and produces live-action content for television and direct-to-video/DVD distribution.

Our first computer generated animation film, “Everyone’s Hero” is scheduled to reach over 2,000 domestic theaters the weekend of September 15, 2006. During the second quarter of fiscal 2006, our second film, “Space Chimps,” was also announced. This film is being produced in conjunction with Vanguard Animation.

Discontinued Operations

On March 2, 2006, we consummated a sale of our Russian telecom business, Corbina Telecom (“Corbina”), to a Moscow based consortium of private equity investors, for net proceeds of $129.9 million in cash after banking and other transaction related costs. Corbina operates a licensed full-service telecommunications business, offering a broad range of services throughout the 24 largest industrial areas in the Russian market. Corbina’s operational results were historically included in our Retail Telecommunications Services and Wholesale Telecommunications Services segments. Corbina met the criteria to be reported as a discontinued operation in the second quarter of fiscal 2006 and, accordingly, its results of operations for the three and nine months ended April 30, 2005 and 2006 were reclassified as part of discontinued operations.

Revenues, (loss) income before income taxes and net (loss) income of Corbina, which were included in loss from discontinued operations, are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005
	(In thousands)
Revenues	$7,022	$16,204	$47,848	$47,983
(Loss) income before income taxes	(1,323)	5,764	7,107	13,511
Provision for income taxes	(260)	(1,364)	(1,678)	(4,041)

Net (loss) income	$(1,583)	$4,400	$5,429	$9,470

Net2Phone

On November 10, 2005, we commenced a tender offer for all outstanding shares of common stock of Net2Phone not owned by us or our affiliates, at a price of $2.00 per share, which was subsequently increased to $2.05 per share, net to the sellers, in cash.

During the second quarter of fiscal 2006, we purchased 33.2 million shares of Net2Phone, which were validly tendered in the offer, for a total purchase price of $68.3 million. Through this transaction, we increased our effective equity interest in Net2Phone to approximately 82.5%, and our aggregate voting power to approximately 87.2%. On March 10, 2006, we and Net2Phone consummated a merger transaction in which IDT acquired all remaining outstanding shares of Net2Phone. Under the terms of the merger agreement, a newly formed and wholly owned subsidiary of IDT, merged with and into Net2Phone, with Net2Phone continuing as the surviving corporation. All previously outstanding shares of Net2Phone, other than shares held by IDT and its subsidiaries, were canceled and converted automatically into the right to receive $2.05 per share in cash, without interest for a total purchase price of $28.8 million. As a result of the merger, Net2Phone is a wholly owned subsidiary of IDT and the shares of Net2Phone are no longer publicly traded.

We are in the process of integrating Net2Phone’s operations and support functions to achieve synergies and costs savings and we continue to explore additional synergies. We are also presently integrating all of Net2Phone’s product lines into our Telecom division to maintain a single network for operation of our various telecom offerings.

Outlook

Since our inception, we have derived the majority of our revenues from IDT Telecom’s businesses. These businesses have accounted for the bulk of our operating expenses as well. IDT Telecom’s revenues represented 82.0% of our total revenues in the nine months ended April 30, 2006, compared to 87.1% in the nine months ended April 30, 2005.

In the third quarter of fiscal 2006, the U.S. calling card business recorded a $48.1 million accrual for the various telecom regulatory agency fees including: Telecommunications Relay Services Fund (TRS), Federal Communications Commission (FCC) and Universal Service Fund (USF) for the period through April 30, 2006. These charges reflect what we believe at this time to be our liability to all such agencies, given the methodologies used by the Universal Service Administration Corporation (USAC) for calculation of USF related fees, in its recently completed audit of our U.S. calling card business for calendar years 2000-2004. We have filed an appeal related to the audit findings, and will vigorously contest the imposition of these fees. Included in our price realization for Q3 2006 was the one-time regulatory fee accrual which relates to a period of several years.

During the nine months ended April 30, 2006, our average price realization was $0.0718 per minute, down 3.2% from $0.0742 per minute in the nine months ended April 30, 2005, while our average per-minute termination cost increased 1.2% to $0.0639 in the nine months ended April 30, 2006, from $0.0631 in the nine months ended April 30, 2005. Based upon the methodologies used by USAC, and our projected telecom revenues, traffic and call termination destinations, we believe that our U.S. calling card business could potentially be liable for approximately $3.5-4.5 million in all such fees on a going forward quarterly basis. We plan to incorporate these fees within our pricing structure going forward.

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

In both the retail services and wholesale carrier businesses, our competitors, which include those who offer substitute products, have continued to aggressively price their services. This has led to continued erosion in pricing power, both in our retail and wholesale markets, and we have generally had to pass along any of our per-minute cost savings to our customers, in the form of lower prices. We have seen a trend of continued declines in our overall per-minute price realizations throughout fiscal 2005 and the first nine months of fiscal 2006, due to lower wholesale carrier per-minute price realizations, partially offset by slightly increased price realizations on our calling card business. During the quarter, we decided to institute selective price increases on cards in the U.S. and Europe, in an effort to improve gross margins, resulting in improved revenue-per-minute price realizations in both the U.S. and Europe, while cost per minute remained largely unchanged from the same period prior year. Going forward, we expect the calling card business to maintain the improved, pre-regulatory fee accrual gross margins we experienced this quarter.

Our Voice over IP segment, consisting mostly of Net2Phone, provides VoIP-based telecommunications products and services to consumers, enterprises and telecommunications providers worldwide, through four sales channels: international reseller, consumer, carrier, and cable. Net2Phone also provides cable operators with a solution through which they can offer their cable subscribers residential phone services. Our Voice over IP segment had revenues of $70.7 million in the nine months ended April 30, 2006. Net2Phone is presently being integrated into our Telecom division.

We have also grown various businesses within our IDT Capital segment, which generated revenues of $112.6 million in the nine months ended April 30, 2006, mostly from our retail energy, brochure distribution, and call center services initiatives. Our IDT Solutions segment, whose sole operations is IDT Spectrum, had minimal revenues during the nine months ended April 30, 2006, as management continued to work on securing a contract for wireless data backhaul from a mobile network operator. IDT Spectrum is currently exploring various strategic alternatives in the capital markets.

Restructuring

Towards the end of our third quarter of fiscal 2006, we initiated a company-wide restructuring and cost savings program, which has resulted to date in the elimination of approximately 375 positions, of which more than 270 were customer service related. These these reductions have resulted in approximately $14 million in severance costs, of which $5.2 million has been recorded as restructuring charges in the third quarter of fiscal 2006. Savings resulting from the restructuring efforts to date are estimated to be approximately $15-20 million per year, and will begin to be reflected in our operating results as we enter fiscal 2007.

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

Three Months Ended April 30, 2006 Compared to Three Months Ended April 30, 2005

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, net interest income, other income (expense), minority interests, income taxes and income from discontinued operations are only reflected in our Consolidated discussion.

Results of operations for the third quarter of fiscal 2005 and fiscal 2006 relating to the operations of Corbina are classified as discontinued operations.

Consolidated

Revenues. Consolidated revenues were roughly flat at $592.1 million in the three months ended April 30, 2005 compared to $589.1 million in the three months ended April 30, 2006. Revenue declines in IDT Telecom of $31.3 million and IDT Entertainment of $4.1 million were offset by a $26.7 million increase in IDT Capital revenues due to the rapid growth of our retail energy business as well as a $6.9 million increase in Voice over IP revenues. The decrease in IDT Telecom revenues resulted primarily from the decline in consumer phone services revenues in the United States and lower U.S. and European wholesale revenues. IDT Telecom minutes of use declined 1.2% (excluding minutes related to our consumer phone services business, as the amount of consumer phone services minute traffic carried in our network is insignificant), from 5.830 billion in the three months ended April 30, 2005 to 5.761 billion in the three months ended April 30, 2006. Calling card revenues increased as a result of our decision during the third quarter of fiscal 2006 to institute selective price increases on cards in the U.S. and Europe.

Direct Cost of Revenues. Direct cost of revenues increased 10.3%, from $450.1 million in the three months ended April 30, 2005 to $496.4 million in the three months ended April 30, 2006. The increase is due entirely to the $48.1 million regulatory accrual related to our U.S. calling cards during the third quarter of fiscal 2006 (Refer to Part II. Other information. Item 1 Legal Proceedings). Declines of cost of revenues at IDT Telecom were offset by an increase in IDT Capital costs, driven by the growth of our retail energy business, as well as an increase in revenues at Voice over IP. As a percentage of total revenues, direct costs increased from 76.0% in the three months ended April 30, 2005 to 84.3% in the three months ended April 30, 2006. This increase is due entirely to the regulatory fee accrual.

Selling, General and Administrative. Selling, general and administrative expenses increased 9.0%, from $140.3 million in the three months ended April 30, 2005 to $152.9 million in the three months ended April 30, 2006. The increase in selling, general and administrative expenses is mostly due to an increase in Net2Phone’s stock-based compensation as a result of accelerations in connection with IDT’s tender offer for all outstanding shares of Net2Phone, increased compensation and infrastructure costs required to fund the development and growth of our IDT Entertainment and retail energy businesses, as well as marketing and advertising costs relating to recent product launches at IDT Telecom, such as TúYo Mobile prepaid wireless and our English as a Second Language product. The increase in selling, general and administrative expenses was partially offset by lower marketing, compensation and bad debt costs in our U.S. consumer phone services business. As a percentage of total revenues, selling, general and administrative expenses increased from 23.7% in the three months ended April 30, 2005 to 26.0% in the three months ended April 30, 2006, as selling, general and administrative expenses increased while revenues declined.

Stock-based compensation expense was previously presented as a separate line item on the condensed consolidated statements of operations. In accordance with Staff Accounting Bulletin No. 107 issued in March 2005, stock-based compensation expense is now included in selling, general and administrative expense.

Stock-based compensation expense decreased from $8.2 million in the three months ended April 30, 2005 to $6.8 million in the three months ended April 30, 2006, and related mostly to the amortization of deferred compensation from restricted stock grants and as a result of the Net2Phone merger during the third quarter of fiscal 2006.

Depreciation and Amortization. Depreciation and amortization expense decreased 12.0%, from $27.7 million in the three months ended April 30, 2005 to $24.4 million in the three months ended April 30, 2006. The decrease is primarily due to certain portions of our telecommunications network infrastructure and facilities now being fully depreciated and lower capital expenditures quarter over quarter. As a percentage of revenues, depreciation and amortization expense decreased from 4.7% in the three months ended April 30, 2005 to 4.1% in the three months ended April 30, 2006.

Restructuring and Impairment Charges. Restructuring and impairment charges increased from $3.6 million in the three months ended April 30, 2005 to $6.3 million in the three months ended April 30, 2006. Refer to the respective sections of the IDT Telecom, IDT Solutions, Voice over IP, and IDT Entertainment segments for a full discussion on restructuring and impairment charges.

Loss from Operations. Loss from operations was $29.5 million in the three months ended April 30, 2005 compared to a loss from operations of $91.0 million in the three months ended April 30, 2006. The year-over-year increase in operating losses was due primarily to the $48.1 million regulatory fee accrual related to our U.S. calling card business discussed above, the revenue decline in our U.S. consumer phone services business, and the higher level of selling, general and administrative expenses.

Interest. Net interest income was $5.4 million in the three months ended April 30, 2005, compared to net interest income of $1.7 million in the three months ended April 30, 2006. The decrease is due primarily to higher interest expense resulting from higher levels of outstanding debt in the three months ended April 30, 2006, as well as lower interest bearing cash and marketable securities average portfolio balances in the three months ended April 30, 2006, as compared to the three months ended April 30, 2005.

Other Income. Other income was $7.2 million in the three months ended April 30, 2005, compared to $5.8 million in the three months ended April 30, 2006. Other income for the three months ended April 30, 2006 consisted primarily of proceeds received from legal settlements and net realized gains from the sale of marketable securities and investments. Other income for the three months ended April 30, 2005 consisted mostly of net realized gains from the sale of marketable securities and investments.

Minority Interests. Minority interests decreased from income of $0.4 million in the three months ended April 30, 2005 to an expense of $2.9 million in the three months ended April 30, 2006. Minority interests arise mostly from our 51% equity ownership in Union Telecard Alliance (“UTA”), our calling card distributor in the U.S., and from our average equity ownership in Net2Phone. The year-over-year change in minority interests is primarily due to the increase in our average equity ownership in Net2Phone from 31.7% during the three months ended April 30, 2005 to 94.2% during the three months ended April 30, 2006, as a result of our acquisitions of additional equity interests.

Income Taxes. Income tax expense was $2.3 million in the three months ended April 30, 2005 compared to $1.3 million in the three months ended April 30, 2006. Income tax expense results primarily from income generated by our foreign subsidiaries.

Loss from Continuing Operations. Our consolidated loss from continuing operations was $18.7 million in the three months ended April 30, 2005 compared to a consolidated loss from continuing operations of $87.7 million in the three months ended April 30, 2006. The year-over-year change is due primarily to the $48.1 million regulatory fee accrual and higher selling, general and administrative expenses, as discussed above.

Discontinued Operations. Our loss from discontinued operations for the three months ended April 30, 2006 consists of a $1.6 million loss from the operations of Corbina, net of a provision for income tax of $0.3 million, as well as an $80.6 million gain from the sale of Corbina. Income from discontinued operations for the three months ended April 30, 2005 includes $4.4 million of income from the operations of Corbina, net of a provision for income tax of $1.4 million.

Net Loss. Our consolidated net loss was $14.3 million in the three months ended April 30, 2005 compared to $8.6 million in the three months ended April 30, 2006. The year-over-year change is due primarily to the increase in our loss from continuing operations, partially offset by the gain on sale of Corbina, as discussed more fully above.

IDT Telecom—Retail Telecommunications Services and Wholesale Telecommunications Services Segments

Revenues. IDT Telecom revenues decreased 6.1%, from $516.4 million in the three months ended April 30, 2005 to $485.1 million in the three months ended April 30, 2006. Revenue declines occurred mainly at our U.S. consumer phone services business and U.S. and European wholesale business, partially offset by an increase in our wholesale carrier business in Asia and South America. Minutes of use declined by 1.2% (excluding minutes related to our consumer phone services business, for which minutes carried over our own network are insignificant), from 5.830 billion in the three months ended April 30, 2005 to 5.761 billion in the three months ended April 30, 2006. The decline in minutes of use occurred in our calling card business in the United States and Europe, partially offset by increased minute volumes in South America and Asia. The calling card volume decline resulted mostly from the competitive landscape as well as a gradual shift in market share to wireless products. The average revenue-per-minute decreased 1.3% from $0.0731 during the three months ended April 30, 2005 to $0.0722 during the three months ended April 30, 2006. The decrease in average revenue-per-minute is due primarily to continued competition. However, during the third quarter of fiscal 2006, we instituted selective price increases on cards in the U.S. and Europe, in an effort to improve gross margins, resulting in improved revenue-per-minute price realizations in both the U.S. and Europe.

The customer base for our U.S. bundled, flat-rate local and long distance phone service plans was approximately 165,000 as of April 30, 2006 compared to 259,000 as of April 30, 2005. We currently offer local service in the following 13 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island, Florida, Georgia and California. In addition, we had approximately 266,000 long distance-only customers as of April 30, 2006 compared to 352,000 customers as of April 30, 2005. The decreases in our customer base occurred as a direct result of our decision, in mid-fiscal year 2005, to significantly reduce our marketing and advertising campaigns, owing to the increased cost structure, and inferior economics, we were faced with upon the abolishment of the UNE-P regime. In July 2005, we signed a long-term wholesale services agreement with Verizon Communications Inc. for local phone service, effective August 1, 2005, for Verizon to provide us with dial tone services or access to its local networks for a period of up to five years. Despite our agreement with Verizon, we have not been able to attract new customers at an economically-feasible cost, and we have therefore significantly reduced the marketing of our bundled local phone service. Consequently, our customer count has continued to decline during the current quarter, and we expect further declines in the future. As a result of the declining in this business, we have made the decision to shut down our Newark call center, eliminating the positions of more than 270 customer service personnel.

Toucan, the brand name under which we offer bundled telecommunications services in the U.K. and the Netherlands, provided service to approximately 186,000 customers subscribing to more than 221,000 services (including local, long distance, broadband and mobile) as of April 30, 2006, as compared to 162,000 customers subscribing to 191,000 services at the end of the second quarter. During the third quarter of fiscal 2006, we focused our efforts on brand building and customer acquisition by enhancing the packages and services we are offering. Within our consumer phone services business lines, we expect the trend of lower U.S. revenue and higher European revenue to continue in the fourth quarter and into fiscal year 2007.

Revenues from our Retail Telecommunications Services segment decreased $11.6 million, or 3.1%, from $375.6 million in the three months ended April 30, 2005 to $364.0 million in the three months ended April 30, 2006. This decline reflects a $20.9 million decrease in consumer phone services revenues partially offset by a $9.3 million increase in calling card revenues. As a percentage of IDT Telecom’s overall revenues, Retail Telecommunications Services revenues increased from 72.7% in the three months ended April 30, 2005 to 75.0% in the three months ended April 30, 2006, as revenues from our wholesale business declined at a faster rate than did revenues from our retail businesses. Calling card sales increased 3.2%, from $292.5 million in the three months ended April 30, 2005 to $301.7 million in the three months ended April 30, 2006. During the third quarter of fiscal 2006, we instituted selective price increases on cards in the U.S. and Europe, in an effort to improve gross margins, resulting in improved revenue-per-minute price realizations in both the U.S. and Europe.

Calling card sales as a percentage of Retail Telecommunications Services revenues increased to 82.9% in the three months ended April 30, 2006 from 77.9% in the three months ended April 30, 2005, as revenues from calling cards posted modest gains while revenues from consumer phone services in the U.S. continued to decline, outweighing the growth in our U.K. bundled telecommunications service business. Revenues from our consumer phone services business, declined 25.1%, from $83.1 million in the three months ended April 30, 2005 to $62.3 million in the three months ended April 30, 2006, as a result of the continued churn in our U.S. subscriber base. Revenues from our European consumer phone services business increased in the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005 due mostly to the growth in our customer base for our Toucan consumer phone product in the United Kingdom.

Consumer phone services gross margins for the three months ended April 30, 2006 were 41.6%, compared to gross margins of 47.8% in the three months ended April 30, 2005, reflecting primarily a reduction in our U.S. gross margins due to our new agreement with Verizon, as well as a shift in revenue mix towards our European business, which has somewhat lower gross margins than does our business in the United States.

Our Wholesale Telecommunications Services segment revenues decreased $19.6 million, or 13.9%, from $140.7 million in the three months ended April 30, 2005 to $121.1 million in the three months ended April 30, 2006, with increased traffic volumes mostly offset by lower per-minute price realizations. As a percentage of IDT Telecom’s total revenues, Wholesale Telecommunications Services revenues decreased from 27.3% in the three months ended April 30, 2005 to 25.0% in the three months ended April 30, 2006, as revenues from our wholesale business declined at a faster rate than did revenues from our retail businesses.

Direct Cost of Revenues. Direct cost of revenues increased 6.0%, from $402.0 million in the three months ended April 30, 2005 to $426.1 million in the three months ended April 30, 2006. As a percentage of IDT Telecom’s total revenues, direct costs increased from 77.8% in the three months ended April 30, 2005 to 87.8% in the three months ended April 30, 2006. The increase, in both absolute and relative terms, was due primarily to the $48.1 million regulatory fee accrual related to on our U.S. calling card business (Refer to Part II. Other Information. Item 1 Legal Proceedings) and to the shift in product mix towards lower margin U.K. revenues. Our average termination cost-per-minute increased 10.2% to $0.0692 in the three months ended April 30, 2006, from $0.0627 in the three months ended April 30, 2005.

Direct cost of revenues for Retail Telecommunications Services increased $40.6 million, or 14.8%, from $274.4 million in the three months ended April 30, 2005 to $314.9 million in the three months ended April 30, 2006. This increase consists of a $47.7 million increase in direct costs at our calling card business, reflecting the regulatory fee accrual, partially offset by a $7.1 million drop in direct costs for our consumer phone services business. As a percentage of Retail Telecommunications Services revenues, direct costs increased from 73.0% in the three months ended April 30, 2005 to 86.5% in the three months ended April 30, 2006, due entirely to the regulatory fee accrual described above.

Direct cost of revenues for consumer phone services decreased 16.3%, from $43.4 million in the three months ended April 30, 2005 to $36.3 million in the three months ended April 30, 2006. The decrease is due to the decline in our U.S. consumer phone services revenues as a result of our decision to significantly reduce the marketing of the service. As a percentage of consumer phone services revenues, direct costs increased from 52.2% in the three months ended April 30, 2005, to 58.4% in the three months ended April 30, 2006, primarily as a result of reduced margins in our U.S. business, due to our new agreement with Verizon, as well as a shift in revenue mix towards our European business, which generates lower gross margins than does our business in the United States.

Direct cost of revenues for Wholesale Telecommunications Services decreased 12.9%, from $127.6 million in the three months ended April 30, 2005 to $111.1 million in the three months ended April 30, 2006. As a percentage of Wholesale Telecommunications Services revenues, direct costs increased from 90.7% in the three months ended April 30, 2005 to 91.8% in the three months ended April 30, 2006, as a result of the revenue decline. Going forward, we believe that our wholesale carrier revenues will stabilize in the range of $120-125 million per quarter, with some small margin improvements over the third quarter’s level.

Selling, General and Administrative. Selling, general and administrative expenses increased 3.7%, from $87.8 million in the three months ended April 30, 2005 to $91.1 million in the three months ended April 30, 2006. This is due mostly to increased spending on new product initiatives, which consist primarily of the TuYo Mobile prepaid wireless phone product, the English as a Second Language educational product, and the SiGo stored-value card product, all of which target the Hispanic segment of the US market. Partially offsetting this increase are lower marketing and bad debt costs in our U.S. consumer phone services business. As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses increased from 17.0% in the three months ended April 30, 2005, to 18.8% in the three months ended April 30, 2006, as revenues declined while selling, general and administrative expenses increased.

Stock-based compensation expense was $3.7 million and $1.2 million in the three months ended April 30, 2005 and April 30, 2006, respectively, and related to the amortization of deferred compensation from restricted stock grants.

Depreciation and Amortization. Depreciation and amortization expense decreased 18.0%, from $20.1 million in the three months ended April 30, 2005 to $16.5 million in the three months ended April 30, 2006, primarily as a result of certain portions of our telecommunications network now being fully depreciated, and lower capital expenditures quarter over quarter. As a percentage of IDT Telecom’s total revenues, depreciation and amortization expense decreased from 3.9% in the three months ended April 30, 2005 to 3.4% in the three months ended April 30, 2006, as depreciation and amortization declined at a faster rate than did revenues.

Restructuring and Impairment Charges. As a result of the continued churn in our U.S. CPS subscriber base, during the third quarter of fiscal 2006, we decided to shut down our Newark call center and to eliminate the positions of more than 270 customer service personnel. As a result, we recorded severance related charges of $3.4 million during the three months ended April 30, 2006.

Income (Loss) from Operations. Income from operations decreased from $6.4 million in the three months ended April 30, 2005, to a loss from operations of $52.0 million in the three months ended April 30, 2006. This decline in profitability is due primarily to the $48.1 million regulatory fee accrual (Refer to Part II. Other Information. Item 1 Legal Proceedings) and to lower gross profits in our Retail Telecommunications Services segment, mostly due to the decline in both revenues and gross margins of our U.S. consumer phone services business.

IDT Entertainment Segment

Revenues. Revenues decreased 9.0%, from $46.0 million in the three months ended April 30, 2005 to $41.8 million in the three months ended April 30, 2006. Revenue declined in our home video distribution business, resulting primarily from a release calendar that had substantially fewer new releases in fiscal Q3 as compared to the same period in the prior year. Additionally, revenues from our work-for-hire business has continued to decline, consistent with our previously discussed strategy of de-emphasizing third-party service work in favor of developing our own intellectual property content. Revenues are derived primarily by video sales from our home video entertainment business. Revenues from video sales in Q3 2006 were primarily driven by the following top 10 titles: Thomas & Friends, Masters of Horror, 3rd Rock from the Sun, Roseanne, Tripping the Rift, Karas, Highlander, 21 Jump Street, Hills Have Eyes, and Titus. In our proprietary production business, Showtime has ordered a second season of IDT Entertainment’s live action “Masters of Horror” anthology series, consisting of thirteen new, one-hour episodes, which are expected to premier in Fall 2006.

Our first computer generated animation film, “Everyone’s Hero” is scheduled to reach over 2,000 domestic theaters the weekend of September 15, 2006. During the quarter, our second film, “Space Chimps,” was also announced. This film is being produced in conjunction with Vanguard Animation, in which we own a 23% minority interest.

Direct Cost of Revenues. Direct cost of revenues decreased 1.6%, from $28.1 million in the three months ended April 30, 2005 to $27.6 million in the three months ended April 30, 2006, due primarily to the revenue decline. Direct cost of revenues consist primarily of production labor costs incurred on both proprietary and work-for-hire production work, of direct product costs incurred by our home video entertainment business, such as the manufacturing and distribution costs of videos and DVDs, and of royalty expenses. As a percentage of IDT Entertainment’s revenues, direct cost of revenues increased from 61.0% in the three months ended April 30, 2005 to 65.9% in the three months ended April 30, 2006, mostly due to video sales product mix.

Selling, General and Administrative. Selling, general and administrative expenses increased 22.8%, from $11.9 million in the three months ended April 30, 2005 to $14.6 million in the three months ended April 30, 2006. Selling, general and administrative expenses consist primarily of compensation costs, as well as advertising and promotion costs of our home video entertainment business. As a percentage of IDT Entertainment’s revenues, selling, general and administrative expenses increased from 25.9% in the three months ended April 30, 2005 to 35.0% in the three months ended April 30, 2006, as revenues decreased while selling, general and administrative expense increased. The increase in selling, general and administrative expenses was due mostly to increased personnel costs in our home entertainment distribution business.

Stock-based compensation expense was $0.5 million and $0.2 million in the three months ended April 30, 2005 and 2006, respectively, and related to the amortization of deferred compensation from restricted stock grants.

Depreciation and Amortization. Depreciation and amortization expense increased 24.1%, from $2.8 million in the three months ended April 30, 2005 to $3.5 million in the three months ended April 30, 2006. As a percentage of IDT Entertainment’s revenues, depreciation and amortization expense increased from 6.2% in the three months ended April 30, 2005 to 8.4% in the three months ended April 30, 2006, as revenues declined while depreciation and amortization expense increased.

Restructuring and Impairment Charges. During the third quarter of fiscal 2006, as required by Statement of Position 00-2 Accounting by Producers or Distributors of Films (“SOP 00-2”), IDT Entertainment impaired the capitalized balance of film costs, aggregating $1.0 million, relating to Monster Monster Trucks and Cabbage Patch Kids, since they have not been set for production within three years from the time of the first capitalized transaction. No such impairments were recorded during the three months ended April 30, 2005.

Income (Loss) from Operations. Income from operations was $3.1 million in the three months ended April 30, 2005 compared to a $4.9 million loss from operations in the three months ended April 30, 2006. The decrease operating profitability is due to lower revenues combined with the higher selling, general and administrative expenses, as discussed above.

IDT Capital Segment

Revenues. Revenues increased 240.8%, from $11.1 million in the three months ended April 30, 2005 to $37.7 million in the three months ended April 30, 2006, as a result of the rapid growth of our retail energy business. Through our retail energy business, we operate an energy services company, or ESCO, that resells both natural gas and electricity to residential consumers and small businesses throughout New York State. Prior to the November 2004 launch of the retail energy business, IDT Capital’s revenues were generated primarily from our brochure distribution business, which had revenues of $3.8 million and $3.9 million in the three months ended April 30, 2005 and 2006, respectively.

Direct Cost of Revenues. Direct cost of revenues increased 322.3%, from $6.7 million in the three months ended April 30, 2005 to $28.4 million in the three months ended April 30, 2006. Direct cost of revenues consists primarily of gas and electric purchased for resale by our retail energy business. We purchase gas through wholesale suppliers and various utility companies. We purchase the majority of our electricity through the New York State competitive wholesale market for capacity, energy and ancillary services administrated by the NYISO—New York’s Independent System Operator. As a percentage of IDT Capital’s revenues, direct cost of revenues increased from 60.7% in the three months ended April 30, 2005 to 75.2% in the three months ended April 30, 2006, as the retail energy business, which has low gross margins, became the overwhelming majority of IDT Capital’s revenues in fiscal 2006. We added a net of 35 thousand meters during the three months ended April 30, 2006. As of April 30, 2006, our retail energy subscriber base consisted of approximately 165 thousand meters, and we expect it to continue to grow for the remainder of the fiscal year and beyond.

Selling, General and Administrative. Selling, general and administrative expenses increased 69.9%, from $6.7 million in the three months ended April 30, 2005 to $11.4 million in the three months ended April 30, 2006. Selling, general and administrative expenses consist primarily of compensation costs, as well as advertising, promotion and marketing costs for our retail energy business. As a percentage of IDT Capital’s revenues, selling, general and administrative expenses decreased from 60.4% in the three months ended April 30, 2005 to 30.1% in the three months ended April 30, 2006, as the revenue growth of our retail energy business was sharply higher than the growth in selling, general and administrative expenses.

Depreciation and Amortization. Depreciation and amortization expense increased 33.9%, from $0.9 million in the three months ended April 30, 2005 to $1.2 million in the three months ended April 30, 2006, due to increases in capital expenditures. As a percentage of IDT Capital’s revenues, depreciation and amortization expense decreased from 8.4% in the three months ended April 30, 2005 to 3.3% in the three months ended April 30, 2006, as revenues increased at a significantly faster pace than did depreciation and amortization expense.

Loss from Operations. Loss from operations remained flat at $3.2 million in the three months ended April 30, 2006 compared to $3.3 million in the three months ended April 30, 2005, as increased gross profits were fully offset by increased selling, general and administrative expenses.

Voice over IP Segment

Revenues. Revenues are earned from per-minute charges and subscriptions to Net2Phone’s plans and from the sale of VoIP services and equipment to resellers, consumers, telecommunications providers and cable operators. Revenues increased 40.3%, from $17.1 million in the three months ended April 30, 2005 to $24.0 million in the three months ended April 30, 2006. This growth is primarily due to sales of IP telephony services through multiple international channels, including telecommunications operators, ISPs, retail stores and local distributors in 89 countries, as well as to increased broadband telephony subscribers across Net2Phone’s distribution channels.

Direct Cost of Revenues. Direct cost of revenues consists primarily of network costs associated with carrying customers’ traffic on Net2Phone’s network and leased networks, and routing their calls through a local telephone company to reach their final destination. It also includes the cost of purchasing, storing and shipping VoIP equipment. Direct cost of revenues increased 32.1%, from $10.8 million in the three months ended April 30, 2005 to $14.3 million in the three months ended April 30, 2006. As a percentage of total Voice over IP revenues, total direct costs decreased from 63.1% in the three months ended April 30, 2005 to 59.4% in the three months ended April 30, 2006, mostly due to the product mix as a result of higher margins associated with the increase in Net2Phone’s broadband telephony business.

Selling, General and Administrative. Selling, general and administrative expenses increased 31.1%, from $15.0 million in the three months ended April 30, 2005 to $19.7 million in the three months ended April 30, 2006, due primarily to stock-based compensation, as discussed below, increased sales commissions and marketing costs associated with the increased revenues, and due to non-recurring costs associated with IDT’s tender offer for all outstanding shares of Net2Phone. As a percentage of total Voice over IP revenues, selling, general and administrative expenses decreased from 87.7% in the three months ended April 30, 2005 to 82.0% in the three months ended April 30, 2006 as revenues increased at a faster rate than did selling, general and administrative expenses. With the Net2Phone merger transaction completed during the third quarter, Net2Phone is being integrated within IDT Telecom both in order to reduce overlaps in infrastructure and in order to integrate all Telecom related product lines into one division.

Stock-based compensation expense was $1.4 million and $4.8 million in the three months ended April 30, 2005 and 2006, respectively. In the three months ended April 30, 2005, stock-based compensation expense related primarily to amortization of deferred compensation from restricted stock grants. As a result of the Net2Phone merger with IDT, all outstanding options to purchase shares of Net2Phone common stock, whether vested or unvested, were cancelled at the effective time of the merger, and the holders thereof received a cash payment equal to the excess, if any, of $2.05 over the exercise price of the options. In addition, all restrictions under Net2Phone’s 1999 Amended and Restated Stock Option and Incentive Plan applicable to any outstanding shares of Net2Phone common stock lapsed immediately prior to the effective time of the merger, and the holders thereof received the value of the shares based on $2.05 per share, less any applicable taxes. As a result of the aforementioned equity modifications, Net2Phone recorded an aggregate of $5.4 million of non-cash compensation costs during the third quarter of fiscal 2006, partially offset by a $0.6 million reversal of previously recorded non-cash compensation.

Depreciation and Amortization. Depreciation and amortization expense increased 4.5%, from $2.3 million in the three months ended April 30, 2005 to $2.4 million in the three months ended April 30, 2006. As a percentage of total Voice over IP revenues, depreciation and amortization expense decreased from 13.7% in the three months ended April 30, 2005 to 10.2% in the three months ended April 30, 2006, as revenues increased at a faster rate than did depreciation and amortization.

Restructuring and Impairment Charges. Restructuring and impairment charges were $0.5 million in the three months ended April 30, 2005 compared to $1.8 million in the three months ended April 30, 2006. In March 2006, after completion of the Net2Phone merger, IDT began the process of integrating Net2Phone’s product offerings and operating and support functions to achieve synergies and costs savings. As a result, IDT eliminated certain positions and recorded severance related costs of $1.6 million during the three months ended April 30, 2006. The remaining charges for fiscal 2006 and fiscal 2005 related to previously announced contract termination and exit costs.

Loss from Operations. Loss from operations increased from $11.5 million in the three months ended April 30, 2005 to $14.2 million in the three months ended April 30, 2006, primarily as a result of the increase in selling, general and administrative expenses discussed above.

IDT Solutions Segment

Revenues. Revenues decreased from $1.6 million in the three months ended April 30, 2005 to $0.3 million in the three months ended April 30, 2006. Up until January 19, 2006, we operated our IDT Solutions segment through our IDT Spectrum and Winstar Holdings, LLC subsidiaries. On January 19, 2006, we consummated the sale of our remaining Winstar operations, which consisted mostly of contracts for the provision of voice and data services to U.S. government customers. The sale of this business did not meet the criteria for discontinued operations. IDT Spectrum owns and is exploiting our fixed wireless spectrum and related assets. IDT Spectrum holds a significant number of licenses for commercial fixed wireless spectrum in the United States, and is developing a fixed wireless network platform that will integrate the wireless spectrum with operational management capabilities and a flexible architecture to serve the specialized backhaul and telecommunications connectivity needs of mobile network operators. IDT Spectrum had minimal revenues during the quarter, as management continued to work on securing a contract for wireless data backhaul.

Direct Cost of Revenues. Direct cost of revenues decreased from $2.5 million in the three months ended April 30, 2005 to nil in the three months ended April 30, 2006, due to Winstar’s exit from the retail communications business and the sale of its remaining government customers business.

Selling, General and Administrative. Selling, general and administrative expenses remained flat at $3.9 million in the three months ended April 30, 2005 compared to $3.8 million in the three months ended April 30, 2006.

Depreciation and Amortization. Depreciation and amortization expense decreased 92.5%, from $0.9 million in the three months ended April 30, 2005 to $0.1 million in the three months ended April 30, 2006. As a percentage of IDT Solutions revenues, depreciation and amortization decreased from 56.3% in the three months ended April 30, 2005 to 19.5% in the three months ended April 30, 2006.

Restructuring and Impairment Charges. Restructuring and impairment charges were $3.1 million in the three months ended April 30, 2005, compared to $0.1 million in the three months ended April 30, 2006. In May 2004, we announced a restructuring plan for IDT Solutions, which included a reduction of workforce, real estate network and network connectivity, as well as the impairment of assets to their estimated net recoverable value. During the three months ended April 30, 2005, we recorded real estate network reduction charges of $0.6 million and connectivity reduction charges of $1.5 million. During the three months ended April 30, 2006, we recorded real estate network reduction charges of $0.1 million.

Loss from Operations. Loss from operations decreased from $8.8 million in the three months ended April 30, 2005 to $3.7 million in the three months ended April 30, 2006, primarily due to the sale of our remaining Winstar operations as discussed above.

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

General and Administrative. General and administrative expenses decreased from $14.9 million in the three months ended April 30, 2005 to $12.4 million in the three months ended April 30, 2006. The decrease is primarily the result of lower stock-based compensation. As a percentage of our total consolidated revenues, general and administrative expenses decreased from 2.5% in the three months ended April 30, 2005 to 2.1% in the three months ended April 30, 2006.

Stock-based compensation expense was $2.7 million in the three months ended April 30, 2005 compared to $0.5 million in the three months ended April 30, 2006. Stock-based compensation expense primarily related to the amortization of deferred compensation from restricted stock grants.

Depreciation and Amortization. Depreciation expense was $0.5 million in the three months ended April 30, 2005 and April 30, 2006.

Loss from Operations. Loss from operations decreased from $15.4 million in the three months ended April 30, 2005 to $12.9 million in the three months ended April 30, 2006, as a result of the lower general and administrative expenses discussed above.

Nine Months Ended April 30, 2006 Compared to Nine Months Ended April 30, 2005

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, net interest income, other income (expense), minority interests, income taxes and income from discontinued operations are only reflected in our Consolidated discussion.

Results of operations for the first three quarters of fiscal 2005 and fiscal 2006 relating to the operations of Corbina are classified as discontinued operations.

Consolidated

Revenues. Consolidated revenues were roughly flat at $1,802.0 million in the nine months ended April 30, 2005 compared to $1,809.3 million in the nine months ended April 30, 2006. Revenue declines in IDT Telecom of $84.7 million and IDT Entertainment of $9.0 million were offset by an $87.7 million increase in IDT Capital revenues, driven by the growth of our new retail energy business, and a $17.4 million increase in Voice over IP revenues. The decrease in IDT Telecom revenues resulted primarily from the decline in consumer phone services revenues in the United States, declines in calling cards revenues, and lower U.S. wholesale revenues. IDT Telecom minutes of use grew 1.1% (excluding minutes related to our consumer phone services business, as the amount of consumer phone services minute traffic carried in our network is insignificant), from 17.507 billion minutes in the nine months ended April 30, 2005 to 17.696 billion minutes in the nine months ended April 30, 2006.

Direct Cost of Revenues. Direct cost of revenues increased 6.1%, from $1,352.9 million in the nine months ended April 30, 2005 to $1,435.4 million in the nine months ended April 30, 2006. The increase is due primarily to a $6.1 million regulatory fee accrual recorded in Q2 2006 and an additional $48.1 accrual in Q3 2006 (Refer to Part II. Other Information. Item 1 Legal Proceedings) and an increase in IDT Capital revenues, driven by the growth of our retail energy business, partially offset by the decline in IDT Telecom revenues. As a percentage of total revenues, direct costs increased from 75.1% in the nine months ended April 30, 2005 to 79.3% in the nine months ended April 30, 2006. This increase in direct costs as a percentage of total revenues is due primarily to the regulatory fee accrual and to a shift in the consolidated revenue mix toward lower margin retail energy revenues.

Selling, General and Administrative. Selling, general and administrative expenses increased 9.7%, from $428.7 million in the nine months ended April 30, 2005 to $470.1 million in the nine months ended April 30, 2006. The increase in selling, general and administrative expenses is mostly due to the $10 million legal settlement by IDT Solutions with Lucent, costs incurred by Net2Phone in connection with IDT’s tender offer for all outstanding shares of Net2Phone, an increase in Net2Phone’s stock-based compensation as a result of acceleration in connection with IDT’s tender offer, increased compensation and infrastructure costs required to fund the development and growth of our IDT Entertainment and retail energy businesses, as well as marketing and advertising costs relating to recent product launches at IDT Telecom, such as TúYo Mobile prepaid wireless and our English as a Second Language product. The increase in selling, general and administrative expenses was partially offset by significantly lower marketing, advertising, compensation and bad debt costs in our U.S. consumer phone services business. As a percentage of total revenues, selling, general and administrative expenses increased from 23.8% in the nine months ended April 30, 2005 to 26.0% in the nine months ended April 30, 2006, due to the increase in selling, general and administrative expenses as discussed above.

Stock-based compensation expense was previously presented as a separate line item on the condensed consolidated statements of operations. In accordance with Staff Accounting Bulletin No. 107 issued in March 2005, stock-based compensation expense is now included in selling, general and administrative expense.

Stock-based compensation expense increased from $18.1 million in the nine months ended April 30, 2005 to $21.2 million in the nine months ended April 30, 2006, and related mostly to the amortization of deferred compensation from restricted stock grants and as a result of the Net2Phone merger in the third quarter of fiscal 2006.

Depreciation and Amortization. Depreciation and amortization expense decreased 2.7%, from $78.5 million in the nine months ended April 30, 2005 to $76.4 million in the nine months ended April 30, 2006. The decrease is primarily due to a decrease in depreciation and amortization expense at IDT Solutions and IDT Telecom partially offset by an increase in IDT Capital. As a percentage of revenues, depreciation and amortization expense decreased from 4.4% in the nine months ended April 30, 2005 to 4.2% in the nine months ended April 30, 2006.

Restructuring and Impairment Charges. Restructuring and impairment charges decreased from $15.0 million in the nine months ended April 30, 2005 to $7.9 million in the nine months ended April 30, 2006. Refer to the respective sections of the IDT Telecom, IDT Solutions, Voice over IP, and IDT Entertainment segments for a full discussion on restructuring and impairment charges.

Loss from Operations. Loss from operations was $73.1 million in the nine months ended April 30, 2005 compared to a loss from operations of $180.5 million in the nine months ended April 30, 2006. The year-over-year increase in operating losses is primarily due to the $54.2 million regulatory fee accrual and to the decline in gross profits and the higher level of selling, general and administrative expenses, partially offset by lower restructuring and impairment charges.

Interest. Net interest income was $16.6 million in the nine months ended April 30, 2005, compared to net interest income of $7.0 million in the nine months ended April 30, 2006. The decrease is due primarily to higher interest expense resulting from higher levels of outstanding debt in the nine months ended April 30, 2006, as well as lower interest bearing cash and marketable securities average portfolio balances in the nine months ended April 30, 2006, as compared to the nine months ended April 30, 2005.

Other Income. Other income was $13.4 million in the nine months ended April 30, 2005, compared to $9.7 million in the nine months ended April 30, 2006. Other income for the nine months ended April 30, 2006 consisted of a $7.9 million gain from the buyout payment relating to Altice’s early termination of cable telephony license agreements with Net2Phone, proceeds received from legal settlements and net realized gains from the sale of marketable securities and investments. Other income for the nine months ended April 30, 2005 consisted mostly of net realized gains from the sale of marketable securities and investments.

Minority Interests. Minority interests expense increased from $3.1 million in the nine months ended April 30, 2005 to $11.2 million in the nine months ended April 30, 2006. Minority interests arise mostly from our 51% equity ownership in Union Telecard Alliance (“UTA”), our calling card distributor in the U.S., and from our average equity ownership in Net2Phone. The year-over-year change in minority interests is primarily due to the increase in our average equity ownership in Net2Phone from 21.1% during the nine months ended April 30, 2005 to 62.3% during the nine months ended April 30, 2006, as a result of our acquisitions of additional equity interests.

Income Taxes. Income tax expense was $7.1 million in the nine months ended April 30, 2005 compared to $3.2 million in the nine months ended April 30, 2006. Income tax expense results primarily from income generated by our foreign subsidiaries.

Loss from Continuing Operations. Our consolidated loss from continuing operations was $53.3 million in the nine months ended April 30, 2005 compared to a consolidated loss from continuing operations of $178.2 million in the nine months ended April 30, 2006. The year-over-year change is due primarily to the $54.2 million regulatory fee accrual and to the increased loss from operations, higher minority interest expense, and lower net interest income, as discussed above.

Discontinued Operations. Our income from discontinued operations for the nine months ended April 30, 2006 consists of $5.4 million income from the operations of Corbina, net of a provision for income taxes of $1.7 million, as well as an $80.6 million of gain from the sale of Corbina. Income from discontinued operations for the three months ended April 30, 2005 includes $9.5 million of income from the operations of Corbina, net of a provision for income tax of $4.0 million.

Net Loss. Our consolidated net loss was $43.8 million in the nine months ended April 30, 2005 compared to a consolidated net loss of $92.2 million in the nine months ended April 30, 2006. The year-over-year change is due primarily to the $54.2 million regulatory fee accrual, and to the other increases in loss from continuing operations, partially offset by the gain on sale of Corbina, as discussed above.

IDT Telecom—Retail Telecommunications Services and Wholesale Telecommunications Services Segments

Revenues. IDT Telecom revenues decreased 5.4%, from $1,568.9 million in the nine months ended April 30, 2005 to $1,484.2 million in the nine months ended April 30, 2006. Revenue declines occurred mainly at our U.S. consumer phone services business, U.S. and European calling card business, and U.S. wholesale carrier business, partially offset by an increase in our European consumer phone services business and South America wholesale carrier business. Minutes of use grew by 1.1% (excluding minutes related to our consumer phone services business, for which minutes carried over our own network are insignificant), from 17.507 billion in the nine months ended April 30, 2005 to 17.696 billion in the nine months ended April 30, 2006. The growth in minutes of use occurred in our Wholesale Telecommunications Services segment, and was partially offset by a decline in minutes of use in our calling card business in the United States and Europe. The calling card volume decline resulted mostly from the competitive landscape as well as a gradual shift in market share to wireless products. Revenues declined, despite an increase in minutes of use, due to a 3.2% decline in average revenue-per-minute, from $0.0742 during the nine months ended April 30, 2005 to $0.0718 during the nine months ended April 30, 2006. The decrease in average revenue-per-minute is due primarily to continued competition. However, during the third quarter, we instituted selective price increases on cards in the U.S. and Europe, in an effort to improve gross margins, resulting in improved revenue-per-minute price realizations in both the U.S. and Europe.

The customer base for our U.S. bundled, flat-rate local and long distance phone service plans was approximately 165,000 as of April 30, 2006 compared to 259,000 as of April 30, 2005. We currently offer local service in the following 13 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island, Florida, Georgia and California. In addition, we had approximately 266,000 long distance-only customers as of April 30, 2006 compared to 352,000 customers as of April 30, 2005. The decreases in our customer base occurred as a direct result of our decision, in mid-fiscal year 2005, to significantly reduce our marketing and advertising campaigns, owing to the increased cost structure, and inferior economics, we were faced with upon the abolishment of the UNE-P regime. In July 2005, we signed a long-term wholesale services agreement with Verizon for local phone service, effective August 1, 2005, for Verizon to provide us with dial tone services or access to its local networks for a period of up to five years. Despite our agreement with Verizon, we have not yet been able to attract new customers at an economically-feasible cost, and we have therefore significantly reduced the marketing of our bundled phone service. Consequently, our customer count has continued to decline during the nine month period ended April 30, 2006 as compared with the same nine-month period in 2005, and we expect further declines in the future. As a result of the decline in this business, we have made the decision to shut down our Newark call center eliminating the positions of more than 270 customer service personnel.

Toucan, the brand name under which we offer bundled telecommunications services in the U.K. and the Netherlands, provided service to approximately 186,000 customers subscribing to more than 221,000 services (including local, long distance, broadband and mobile) as of April 30, 2006, as compared to 162,000 customers subscribing to 191,000 services at the end of the second quarter. During the first half of fiscal 2006, we launched CPS and Internet services in the Netherlands. Also, in the first half of fiscal 2006, we launched Wholesale Line Rental to our United Kingdom CPS customers, enhancing our relationship with our customers and providing them with a one stop shop for residential telecommunications. Within our consumer phone services business lines, we expect the trend of lower U.S. revenue and higher European revenue to continue in the fourth quarter and into fiscal year 2007.

Revenues from our Retail Telecommunications Services segment decreased $74.5 million, or 6.4%, from $1,170.7 million in the nine months ended April 30, 2005 to $1,096.2 million in the nine months ended April 30, 2006. This decline reflects a $12.8 million decrease in calling card revenues and a $61.7 million decrease in consumer phone services revenues. As a percentage of IDT Telecom’s overall revenues, Retail Telecommunications Services revenues decreased from 74.6% in the nine months ended April 30, 2005 to 73.9% in the nine months ended April 30, 2006, as revenues from our retail businesses declined at a faster rate than did revenues from our wholesale business. Calling card sales declined 1.4%, from $912.0 million in the nine months ended April 30, 2005 to $899.2 million in the nine months ended April 30, 2006. This decline occurred primarily in the United States and Europe, partially offset by modest increases in South America and Asia.

Calling card sales as a percentage of Retail Telecommunications Services revenues increased to 82.0% in the nine months ended April 30, 2006 from 77.9% in the nine months ended April 30, 2005, as revenues from consumer phone services in the U.S. fell at a faster rate than did revenues from calling card sales. Revenues from our U.S. consumer phone services business, declined 23.9%, from $258.7 million in the nine months ended April 30, 2005 to $196.9 million in the nine months ended April 30, 2006. The decrease is due to our decision in mid-fiscal year 2005, to significantly reduce our marketing and advertising campaigns as a result of the abolishment of the UNE-P pricing regime. Revenues from our European consumer phone services business increased in the nine month period ended April 30, 2006 as compared to the same nine month period last year due mostly to the growth in our customer base for our Toucan consumer phone product in the United Kingdom.

Consumer phone services gross margins for the nine months ended April 30, 2006 were 44.3%, compared to gross margins of 49.7% in the nine months ended April 30, 2005, reflecting primarily a reduction in our U.S. gross margins due to our new agreement with Verizon, as well as a shift in revenue mix towards our European business, which has somewhat lower gross margins than does our business in the United States.

Our Wholesale Telecommunications Services segment revenues decreased $10.2 million, or 2.6%, from $398.2 million in the nine months ended April 30, 2005 to $388.0 million in the nine months ended April 30, 2006, with increased traffic volumes partially offset by lower per-minute price realizations. As a percentage of IDT Telecom’s total revenues, Wholesale Telecommunications Services revenues increased from 25.4% in the nine months ended April 30, 2005 to 26.1% in the nine months ended April 30, 2006, as revenues from our retail businesses declined at a faster rate than did revenues from our wholesale business.

Direct Cost of Revenues. Direct cost of revenues remained flat at $1,203.4 million in the nine months ended April 30, 2005 compared to $1,214.0 million in the nine months ended April 30, 2006. Included in direct costs of revenues during the nine months ended April 30, 2006 was a $6.1 million regulatory fee accrual recorded in Q2 2006 and an additional $48.1 million accrual in Q3 2006 (Refer to Part II. Other Information. Item 1 Legal Proceedings). Largely offsetting this increase were lower costs as a result of the decline in our U.S. consumer phone services business. As a percentage of IDT Telecom’s total revenues, direct costs increased from 76.7% in the nine months ended April 30, 2005 to 81.8% in the nine months ended April 30, 2006, primarily due to the regulatory fee accrual described above, as well as to the shift in product mix towards lower margin wholesale revenues. Our average termination cost-per-minute increased 1.2% to $0.0639 in the nine months ended April 30, 2006, from $0.0631 in the nine months ended April 30, 2005.

Direct cost of revenues for Retail Telecommunications Services increased $16.0 million, or 1.9%, from $843.5 million in the nine months ended April 30, 2005 to $859.5 million in the nine months ended April 30, 2006. This increase consists of an $36.3 million increase in direct costs for our calling cards business partially offset by a $20.4 million drop in direct costs for our consumer phone services business. As a percentage of Retail Telecommunications Services revenues, direct costs increased from 72.1% in the nine months ended April 30, 2005 to 78.4% in the nine months ended April 30, 2006, due primarily to the regulatory fee accrual described above.

Direct cost of revenues for consumer phone services decreased 15.7%, from $130.1 million in the nine months ended April 30, 2005 to $109.7 million in the nine months ended April 30, 2006. The decrease is due to the decline in our U.S. consumer phone services revenues as a result of our decision to significantly reduced the marketing of the service. As a percentage of consumer phone services revenues, direct costs increased from 50.3% in the nine months ended April 30, 2005, to 55.7% in the nine months ended April 30, 2006, primarily as a result of reduced margins in our U.S. business, due to our new agreement with Verizon, as well as a shift in revenue mix towards our European business, which generates lower gross margins than does our business in the United States.

Direct cost of revenues for Wholesale Telecommunications Services decreased 1.5%, from $359.9 million in the nine months ended April 30, 2005 to $354.5 million in the nine months ended April 30, 2006. As a percentage of Wholesale Telecommunications Services revenues, direct costs increased from 90.4% in the nine months ended April 30, 2005 to 91.4% in the nine months ended April 30, 2006, as a result of the revenue decline. Going forward, we believe that revenues for our wholesale carrier revenues will stabilize in the range of $120-125 million per quarter, with some small margin improvements over the third quarter’s level.

Selling, General and Administrative. Selling, general and administrative expenses decreased 2.1%, from $280.9 million in the nine months ended April 30, 2005 to $275.0 million in the nine months ended April 30, 2006. This is due mainly to our decision in mid-fiscal year 2005 to significantly reduce marketing and advertising campaigns for our U.S. consumer phone services business as a result of the abolishment of the UNE-P pricing regime, as well as due to lower marketing and bad debt costs in our U.S. consumer phone services business and an $8.7 million legal settlement expense in the second quarter of fiscal 2005. Offsetting this overall decrease in selling, general and administrative expenses is increased spending on new product initiatives, which consist primarily of the TuYo mobile prepaid wireless phone product, the English as a Second Language educational product, and the SiGo stored-value card product, all of which target the Hispanic segment of the US market. As part of our overall goal towards achieving profitability and positive cash flow, management has been re-evaluating the business plans for each of these new product launches as well as for our Toucan business in Europe. To date we have yet to make any definitive decisions as to whether we will continue along the current trajectory in each of these opportunities, particularly in regards to previously anticipated marketing spend. As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses increased from 17.9% in the nine months ended April 30, 2005, to 18.5% in the nine months ended April 30, 2006, as selling, general and administrative expenses decreased at a slower rate than the decline in our revenues.

Stock-based compensation expense was $8.4 million and $7.4 million in the nine months ended April 30, 2005 and 2006, respectively, and related to the amortization of deferred compensation from restricted stock grants.

Depreciation and Amortization. Depreciation and amortization expense decreased 5.0%, from $56.4 million in the nine months ended April 30, 2005 to $53.6 million in the nine months ended April 30, 2006. As a percentage of IDT Telecom’s total revenues, depreciation and amortization expense was 3.6% for the nine month periods ended April 30, 2005 and April 30, 2006.

Restructuring and Impairment Charges. As a result of the continued churn in our V.S. CPS subscriber base during the third quarter of fiscal 2006, we made the decision to shut down our Newark call center and to eliminate the positions of more than 270 customer service personnel and we recorded severance related charges of $3.4 million, during the nine months ended April 30, 2006.

Income (Loss) from Operations. Income from operations decreased from $28.1 million in the nine months ended April 30, 2005, to a loss from operations of $61.8 million in the nine months ended April 30, 2006. This decline in profitability is due primarily to the $54.2 million accrual related to regulatory fee accrual discussed above and to lower gross profits in our Retail Telecommunications Services segment, mostly due to the decline in both revenues and gross margins of our U.S. consumer phone services business.

IDT Entertainment Segment

Revenues. Revenues decreased 6.1%, from $147.5 million in the nine months ended April 30, 2005 to $138.4 million in the nine months ended April 30, 2006. Revenue declined in our home video distribution business, resulting primarily from a release calendar that had substantially fewer new releases in fiscal 2006 as compared to the same period in the prior year. Additionally, revenues from our work-for-hire business has continued to decline consistent with our previously discussed strategy of de-emphasizing third party service work in favor of developing our own intellectual property content. Revenues are derived primarily by video sales from our home video entertainment business. Revenues from home video entertainment were primarily driven by the following top 10 titles: Thomas & Friends, Roseanne, Crunch, Masters of Horror, Ghost in the Shell, 21 Jump Street, 10 Minute Solutions, Evil Dead, Tripping the Rift, and The Happy Elf. IDT Entertainment’s live action division’s first anthology series, “Masters of Horror,” premiered on Showtime in October 2005, followed by worldwide distribution in November 2005. In our proprietary production business, Showtime has ordered a second season of our “Masters of Horror” anthology series, consisting of thirteen new, one-hour episodes, which are expected to premier in Fall 2006.

Our first computer generated animation film, “Everyone’s Hero” is scheduled to reach over 2,000 domestic theaters the weekend of September 15, 2006. During the quarter, our second film, “Space Chimps,” was also announced. This film is being produced in conjunction with Vanguard Animation, in which we own a 23% minority interest.

Direct Cost of Revenues. Direct cost of revenues decreased 7.3%, from $95.3 million in the nine months ended April 30, 2005 to $88.3 million in the nine months ended April 30, 2006, due primarily to the revenue decline. Direct cost of revenues consist primarily of production labor costs incurred on both proprietary and work-for-hire production work, of direct product costs incurred by our home video entertainment business, including the manufacturing and distribution costs of videos and DVDs, and of royalty expenses. As a percentage of IDT Entertainment’s revenues, direct cost of revenues decreased from 64.6% in the nine months ended April 30, 2005 to 63.8% in the nine months ended April 30, 2006, mostly due to the positive mix effect of shifting away from the lower margin production services business.

Selling, General and Administrative. Selling, general and administrative expenses increased 30.5%, from $33.6 million in the nine months ended April 30, 2005 to $43.9 million in the nine months ended April 30, 2006. Selling, general and administrative expenses consist primarily of compensation costs, as well as advertising and promotion costs of our home video entertainment business. As a percentage of IDT Entertainment’s revenues, selling, general and administrative expenses increased from 22.8% in the nine months ended April 30, 2005 to 31.7% in the nine months ended April 30, 2006, as revenues decreased while selling, general and administrative expenses increased. The increase in selling, general and administrative expenses was due mostly to increased personnel costs in our proprietary production and home entertainment distribution businesses.

Stock-based compensation expense was $0.9 million and $1.1 million in the nine months ended April 30, 2005 and 2006, respectively, and related to the amortization of deferred compensation from restricted stock grants.

Depreciation and Amortization. Depreciation and amortization expense increased 4.8%, from $8.9 million in the nine months ended April 30, 2005 to $9.3 million in the nine months ended April 30, 2006. As a percentage of IDT Entertainment’s revenues, depreciation and amortization expense increased from 6.0% in the nine months ended April 30, 2005 to 6.7% in the nine months ended April 30, 2006, as a result of the decrease in revenues.

Restructuring and Impairment Charges. During the third quarter of fiscal 2006, as required by Statement of Position 00-2 Accounting by Producers or Distributors of Films (“SOP 00-2”), IDT Entertainment impaired the capitalized balance of film costs, aggregating $1.0 million, relating to Monster Monster Trucks and Cabbage Patch Kids, since they have not been set for production within three years from the time of the first capitalized transaction. No such impairments were recorded during the nine months ended April 30, 2005.

Income (loss) from Operations. Income from operations decreased from $9.7 million in the nine months ended April 30, 2005 to a loss of $4.1 million in the nine months ended April 30, 2006. The decrease in operating profitability from operations is primarily due to lower revenues combined with higher selling, general and administrative expenses, as discussed above.

IDT Capital Segment

Revenues. Revenues increased 352.0%, from $24.9 million in the nine months ended April 30, 2005 to $112.6 million in the nine months ended April 30, 2006, as a result of the rapid growth of our retail energy business, which we launched in November 2004, which has since grown both organically as well as by acquisition. Through our retail energy business, we operate an energy services company, or ESCO, that resells both natural gas and electricity to residential consumers and businesses throughout New York State. Prior to the launch of the retail energy business, IDT Capital’s revenues were generated primarily from our brochure distribution business, which had revenues of $12.2 million and $12.7 million in the nine months ended April 30, 2005 and 2006, respectively.

Direct Cost of Revenues. Direct cost of revenues increased 635.1%, from $11.9 million in the nine months ended April 30, 2005 to $87.5 million in the nine months ended April 30, 2006. Direct cost of revenues consists primarily of gas and electric purchased for resale by our retail energy business. We purchase gas through wholesale suppliers and various utility companies. We purchase our electricity through the New York State competitive wholesale market for capacity, energy and ancillary services administrated by the NYISO—New York’s Independent System Operator. As a percentage of IDT Capital’s revenues, direct cost of revenues increased from 47.8% in the nine months ended April 30, 2005 to 77.7% in the nine months ended April 30, 2006, as the retail energy business, which has low gross margins, became the overwhelming majority of IDT Capital’s revenues in fiscal 2006. As of April 30, 2006, our retail energy subscriber base consisted of approximately 167 thousand meters and we expect it to continue to grow for the remainder of the fiscal year and beyond.

Selling, General and Administrative. Selling, general and administrative expenses increased 56.7%, from $20.0 million in the nine months ended April 30, 2005 to $31.4 million in the nine months ended April 30, 2006. Selling, general and administrative expenses consist primarily of compensation costs, as well as advertising, promotion and marketing costs for our retail energy business. As a percentage of IDT Capital’s revenues, selling, general and administrative expenses decreased from 80.5% in the nine months ended April 30, 2005 to 27.9% in the nine months ended April 30, 2006, as the revenue growth of our retail energy business was sharply higher than the growth in selling, general and administrative expenses.

Stock-based compensation expense was $0.3 million and $1.1 million in the nine months ended April 30, 2005 and fiscal 2006, respectively, and related to the amortization of deferred compensation from restricted stock grants.

Depreciation and Amortization. Depreciation and amortization expense increased 62.5%, from $2.7 million in the nine months ended April 30, 2005 to $4.3 million in the nine months ended April 30, 2006, due to increases in capital expenditures. As a percentage of IDT Capital’s revenues, depreciation and amortization expense decreased from 10.7% in the nine months ended April 30, 2005 to 3.9% in the nine months ended April 30, 2006, as revenues increased at a significantly faster pace than did depreciation and amortization expense.

Loss from Operations. Loss from operations increased slightly to $10.7 million in the nine months ended April 30, 2006 from $9.7 million in the nine months ended April 30, 2005, as the higher gross profits from our retail energy business were more than offset by higher selling, general and administrative expenses and depreciation and amortization expenses.

Voice over IP Segment

Revenues. Revenues are earned from per-minute charges and subscriptions to Net2Phone’s plans, and from the sale of VoIP services and equipment to resellers, consumers, telecommunications providers and cable operators. Revenues increased 32.7%, from $53.3 million in the nine months ended April 30, 2005 to $70.7 million in the nine months ended April 30, 2006. This growth is primarily due to sales of IP telephony services through multiple international channels, including telecommunications operators, ISPs, retail stores and local distributors in 89 countries, as well as to increased broadband telephony subscribers across Net2Phone’s distribution channels.

Direct Cost of Revenues. Direct cost of revenues consists primarily of network costs associated with carrying customers’ traffic on Net2Phone’s network and leased networks, and routing their calls through a local telephone company to reach their final destination. It also includes the cost of purchasing, storing and shipping VoIP equipment. Direct cost of revenues increased 37.2%, from $29.8 million in the nine months ended April 30, 2005 to $40.9 million in the nine months ended April 30, 2006. As a percentage of total Voice over IP revenues, total direct costs increased from 55.9% in the nine months ended April 30, 2005 to 57.8% in the nine months ended April 30, 2006, mostly due to more minute traffic from lower margin customers.

Selling, General and Administrative. Selling, general and administrative expenses increased 23.4%, from $43.0 million in the nine months ended April 30, 2005 to $53.1 million in the nine months ended April 30, 2006, due primarily to stock based compensation discussed below, increased sales commissions and marketing costs associated with the increased revenues, and due to non-recurring costs associated with IDT’s tender offer for all outstanding shares of Net2Phone. As a percentage of total Voice over IP revenues, selling, general and administrative expenses decreased from 80.8% in the nine months ended April 30, 2005 to 75.1% in the nine months ended April 30, 2006 as revenues increased at a faster rate than did selling, general and administrative expenses. With the Net2Phone merger transaction completed during the third quarter, Net2Phone is being integrated within IDT Telecom both in order to reduce overlaps in infrastructure and in order to integrate all Telecom product lines into one division.

Stock-based compensation expense was $3.0 million and $7.9 million in the nine months ended April 30, 2005 and 2006, respectively. In the nine months ended April 30, 2005, stock-based compensation expense related primarily to amortization of deferred compensation from restricted stock grants. In the nine months ended April 30, 2006, stock-based compensation expense related primarily to compensation cost for stock options and to amortization of deferred compensation from restricted stock grants. Also, as a result of the Net2Phone merger with IDT, all outstanding options to purchase shares of Net2Phone common stock, whether vested or unvested, were cancelled at the effective time of the merger, and the holders thereof received a cash payment equal to the excess, if any, of $2.05 over the exercise price of the options. In addition, all restrictions under Net2Phone’s 1999 Amended and Restated Stock Option and Incentive Plan applicable to any outstanding shares of Net2Phone common stock lapsed immediately prior to the effective time of the merger, and the holders thereof received the value of the shares based on $2.05 per share, less any applicable taxes. As a result of the aforementioned equity modifications, Net2Phone recorded an aggregate of $5.4 million of non-cash compensation costs during the third quarter of fiscal 2006, partially offset by a $0.6 million reversal of previously recorded non-cash compensation.

Depreciation and Amortization. Depreciation and amortization expense increased 12.2%, from $6.3 million in the nine months ended April 30, 2005 to $7.1 million in the nine months ended April 30, 2006. As a percentage of total Voice over IP revenues, depreciation and amortization expense decreased from 11.9% in the nine months ended April 30, 2005 to 10.1% in the nine months ended April 30, 2006, as revenues increased at a faster pace than did depreciation and amortization.

Restructuring and Impairment Charges. Restructuring and impairment charges were $2.1 million in the nine months ended April 30, 2005 compared to $1.2 million in the nine months ended April 30, 2006. In March 2006, after completion of the Net2Phone merger, IDT began the process of integrating Net2Phone’s product offerings and operating and support functions to achieve synergies and costs savings. As a result IDT eliminated certain positions and recorded severance related costs of $1.6 million during the nine months ended April 30, 2006. The remaining charges for fiscal 2006 and fiscal 2005 related to previously announced contract termination and exit costs.

Loss from Operations. Loss from operations increased from $28.0 million in the nine months ended April 30, 2005 to $31.6 million in the nine months ended April 30, 2006, as higher gross profits and lower restructuring and impairment charges were more than offset by higher selling, general and administrative expenses.

IDT Solutions Segment

Revenues. Revenues decreased 54.3%, from $7.5 million in the nine months ended April 30, 2005 to $3.4 million in the nine months ended April 30, 2006. In May 2004, we announced the restructuring of IDT Solutions, which consists of IDT Spectrum and Winstar Holdings, LLC. Such restructuring included a shut down of Winstar Holdings’ retail communications business by ceasing the provision of switched services to commercial customers. Such discontinuation of services was completed by November 2004, and thus revenues and costs from the discontinued business were still part of the operating results for the nine months ended April 30, 2005. IDT Spectrum owns and is exploiting our fixed wireless spectrum and related assets. IDT Spectrum holds a significant number of licenses for commercial fixed wireless spectrum in the United States, and is developing a fixed wireless network platform that will integrate the wireless spectrum with operational management capabilities and a flexible architecture to serve the specialized backhaul and telecommunications connectivity needs of mobile network operators. IDT Spectrum had minimal revenues during fiscal 2006, as management continued to work on securing a contract for wireless data backhaul.

Direct Cost of Revenues. Direct cost of revenues decreased 62.0%, from $12.4 million in the nine months ended April 30, 2005 to $4.7 million in the nine months ended April 30, 2006, as a result of the exit from the retail communications business. As a percentage of IDT Solutions’ revenues, direct costs decreased from 166.2% in the nine months ended April 30, 2005 to 138.1% in the nine months ended April 30, 2006.

Selling, General and Administrative. Selling, general and administrative expenses increased 97.1%, from $12.5 million in the nine months ended April 30, 2005 to $24.6 million in the nine months ended April 30, 2006. As a percentage of IDT Solutions revenues, selling, general and administrative expenses increased from 167.0% in the nine months ended April 30, 2005 to 719.9% in the nine months ended April 30, 2006. The increase, in both absolute dollar terms and as a percentage of revenues, is mostly due to a $10.0 million settlement reached with Lucent, and a $2.0 million write-off of deferred offering costs, during the second quarter fiscal 2006, due to the postponement of IDT Spectrum’s IPO.

Stock-based compensation expense was $0.1 million and $0.3 million in the nine months ended April 30, 2005 and 2006, respectively, and related to the amortization of deferred compensation from restricted stock grants.

Depreciation and Amortization. Depreciation and amortization expense decreased 95.3%, from $2.6 million in the nine months ended April 30, 2005 to $0.1 million in the nine months ended April 30, 2006. As a percentage of IDT Solutions revenues, depreciation and amortization decreased from 34.8% in the nine months ended April 30, 2005 to 3.6% in the nine months ended April 30, 2006.

Restructuring and Impairment Charges. Restructuring and impairment charges were $12.9 million in the nine months ended April 30, 2005, compared to $2.2 million in the nine months ended April 30, 2006. In May 2004, we announced a restructuring plan for IDT Solutions, which included a reduction of workforce, real estate network and network connectivity, as well as the impairment of assets to their estimated net recoverable value. During the nine months ended April 30, 2005, we recorded real estate network reduction charges of $1.4 million and connectivity reduction charges of $9.5 million. During the nine months ended April 30, 2006, we recorded real estate network reduction charges of $1.5 million.

Loss from Operations. Loss from operations decreased from $33.0 million in the nine months ended April 30, 2005 to $28.3 million in the nine months ended April 30, 2006, as a result of the sale of our remaining Winstar operations, partially offset by the increase in selling, general and administrative expenses as discussed above.

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

General and Administrative. General and administrative expenses increased from $38.6 million in the nine months ended April 30, 2005 to $42.1 million in the nine months ended April 30, 2006. The increase is primarily the result of higher business development costs and legal and professional fees. As a percentage of our total consolidated revenues, general and administrative expenses increased from 2.1% in the nine months ended April 30, 2005 to 2.3% in the nine months ended April 30, 2006, primarily due to the increase in general and administrative expenses.

Stock-based compensation expense was $5.4 million in the nine months ended April 30, 2005 compared to $3.5 million in the nine months ended April 30, 2006. Stock-based compensation expense primarily related to the amortization of deferred compensation from restricted stock grants.

Depreciation and Amortization. Depreciation expense was $1.6 million in the nine months ended April 30, 2005 compared to $1.9 million in the nine months ended April 30 2006.

Loss from Operations. Loss from operations increased from $40.2 million in the nine months ended April 30, 2005 to $44.0 million in the nine months ended April 30, 2006, mostly as a result of the higher general and administrative expenses discussed above.

Liquidity and Capital Resources

General

Historically, we have satisfied our cash requirements through a combination of cash flow from operating activities, proceeds from the sales of marketable securities and investments, sales of equity securities including the exercise of stock options and sales under our employee stock purchase plan, borrowings from third parties, and the monetization of businesses (i.e. Corbina). Our cash requirements have also been satisfied through our existing cash, cash equivalents, marketable securities and investments balances.

	Nine Months Ended April 30,
	2006	2005
Cash flows provided by (used in)
Operating activities	$(152,447)	$(37,898)
Investing activities	166,161	41,711
Financing activities	(62,722)	17,592
Effect of exchange rate changes on cash and cash equivalents	4,344	3,482

(Decrease) increase in cash and cash equivalents	$(44,664)	$24,887

Operating Activities

As of April 30, 2006, we had cash and cash equivalents, marketable securities, and restricted cash and marketable securities of approximately $708.8 million, and working capital (current assets less current liabilities) of approximately $480.9 million. In the nine months ended April 30, 2006, investments in proprietary film productions, film licenses and DVD and videocassette mastering were approximately $67.4 million, $11.1 million and $6.9 million, respectively. In addition, during the nine months ended April 30, 2006, we recognized an $80.6 million gain on the sale of Corbina. Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specially trade accounts receivable and trade accounts payable.

Investing Activities

During the nine months ended April 30, 2006, we received $200.0 million in cash from the net sales and maturities of marketable securities, while receiving $147.3 million of cash from the net sales and maturities of marketable securities during the nine months ended April 30, 2005. Our capital expenditures were $49.8 million in the nine months ended April 30, 2006, compared to $68.8 million in the nine months ended April 30, 2005. During the nine months ended April 30, 2006, we continued to build and expand our international and domestic telecommunications network infrastructure.

We have made significant expenditures designed to expand our global telecommunications network. We operate a total of six international gateway switches, four in the United States and two in the United Kingdom, and one domestic switch in the United States. In addition, we have extensive softswitching capacity in the United States, United Kingdom, Argentina, Peru and Hong Kong. We currently anticipate that total capital expenditures for fiscal 2006 will be in the $70 million to $80 million range. This estimate is contingent upon several factors, including, but not limited to, the specific timing of our site build-outs, market prices for telecommunications equipment and the availability of such equipment in the distressed asset market. We have generally adopted a strategy of investing in network expansion only as the need arises, as dictated by our telecommunications traffic volumes. Therefore, the timing of any network expansion, and the coincident purchases of property, plant and equipment, is highly dependent upon the timing and magnitude of growth in our telecommunications minutes of use. We expect to fund our capital expenditures with our operating cash flows and with our cash, cash equivalents and marketable securities balances. From time to time, we will also finance a portion of our capital expenditures through capital leases. IDT Spectrum has recently engaged in discussions with lenders and/or investors to secure debt or equity financings to support its infrastructure and fixed wireless network build-out. We cannot determine at this point whether such discussions will ultimately result in any funding proceeds to IDT Spectrum.

During the nine months ended April 30, 2006, we purchased a total of 46.7 million shares of Net2Phone, which were validly tendered in the tender offer and in connection with the merger transaction for a total purchase price of $97.2 million.

On March 2, 2006, we consummated the sale of our Russian telecom business, Corbina, to a Moscow based consortium of private equity investors, for net proceeds of $129.9 million in cash after banking and other transaction related costs.

Financing Activities

We received approximately $0.7 million and $3.4 million in proceeds from the exercise of IDT stock options during the nine months ended April 30, 2006 and 2005, respectively. During the nine months ended April 30, 2006 and 2005, we received $38.8 million and $37.1 million, respectively, in proceeds from borrowings (net of repayments). Borrowings in the nine months ended April 30, 2006, consist primarily of draw downs under our IDT Entertainment Facility and Credit Facility as discussed below, and an $11.0 million term loan used to finance the cost of two properties used to house most of our telecom network infrastructure. We also repaid capital lease obligations of $16.0 million during the nine months ended April 30, 2006 and 2005. The future minimum payments of principal and interest on our capital lease obligations are $7.1 million, $25.6 million, $19.9 million, $10.5 million, and $2.8 million for the remainder of fiscal 2006, fiscal 2007, fiscal 2008, fiscal 2009 and fiscal 2010, respectively. In addition, we distributed to the minority equity holders of our Union Telecard Alliance subsidiary and its consolidated partners $19.9 million and $21.0 million in cash during the nine months ended April 30, 2006 and 2005, respectively.

Our Board of Directors has authorized the repurchase of up to 15 million shares of our Class B common stock and up to 5 million shares of our common stock. In the nine months ended April 30, 2006, we repurchased an aggregate of 5.2 million shares of our common stock and Class B common stock for $63.7 million. Through April 30, 2006, under our existing stock repurchase program, we repurchased an aggregate of 6.4 million shares of our common stock and Class B common stock for $79.3 million.

During the nine months ended April 30, 2006, we acquired an aggregate of 0.3 million shares of our Class B common stock held by certain of our employees for $3.8 million.

We continued to fund our IDT Capital segment throughout the nine months ended April 30, 2006. We anticipate that IDT Capital will continue to rely on us to fund their cash needs, including operating expenses, capital expenditures, and potential investments and acquisitions.

On December 2, 2005, IDT Entertainment entered into a $125.0 million five and a half year secured revolving credit facility (the “Credit Facility”), with a bank group led by JPMorgan Chase Bank, N.A., of which $95.0 million had been committed as of that date and the remaining $30.0 million of which is subject to us obtaining commitments from additional lenders. The Credit Facility is used to fund certain costs of the production and distribution of animated feature length films to be produced or acquired by IDT Entertainment, as well as interest and other costs of the Credit Facility and certain overhead amounts.

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

On April 28, 2006, $12.5 million was drawn down under the Credit Facility for “Everyone’s Hero” and $3.0 million was drawn down for “Space Chimps”. The interest rate for both financings is LIBOR plus 2.5% or 7.88% from April 28, 2006 through April 27, 2007. Interest is payable every three months on the 28th of the month.

Our IDT Entertainment division, through its wholly-owned Anchor Bay Entertainment subsidiary, maintains a $50.0 million five-year secured revolving credit facility (the “Facility”) with a bank group led by JPMorgan Chase Bank, N.A., which may be increased up to $75.0 million in certain circumstances, as set forth in the Facility. In fiscal 2005, an aggregate of $32.9 million was drawn down from the Facility. In October 2005, $14.0 million was drawn down from the Facility at an effective interest rate of 6.9%, and this rate is effective through October 2006. As of April 30, 2006, $3.1 million remains available to us under the Facility.

In addition, the set interest rate on $26.4 million of draw downs under the Facility expired on April 26, 2006 and was reset as follows: $25.0 million at an effective interest rate of 7.36%, which is effective through July 25, 2006, and $1.4 million at an effective interest rate of 7.6%, which is effective through April 26, 2007.

The sale of IDT Media, Inc. (the corporate parent of IDT Entertainment) to Liberty Media, as discussed in the overview section of this Form 10-Q, will include the assumption of all of IDT Entertainment’s existing indebtedness.

On February 1, 2006, we extended an offer (the “Offer”) to purchase from eligible option holders outstanding stock options to purchase shares of our Class B common stock, at a cash purchase price equal to $2.00 net per share underlying such options. As of February 1, 2006, there were outstanding options to purchase 15.1 million shares of our Class B common stock that were eligible to be tendered in the Offer. The Offer and withdrawal rights expired on May 22, 2006 and options to purchase 7.9 million shares had been tendered and accepted in the Offer for a total purchase price of $15.8 million. Subsequent to this purchase, 7.1 million options remained outstanding with a weighted average exercise price of $9.62. All options accepted for payment were cancelled immediately upon expiration of the Offer and are no longer exercisable.

Towards the end of our third quarter of fiscal 2006, we initiated a company-wide restructuring and cost savings program, which has resulted in the elimination of approximately 375 positions to date, of which more than 270 were customer service related. These reductions have resulted in approximately $14 million in severance costs, of which $5.2 million has been recorded as restructuring charges in the third quarter of fiscal 2006. Savings resulting from the restructuring efforts to date are estimated to be approximately $15-20 million per year, and will begin to be reflected in our operating results as we enter fiscal 2007.

Under amended and restated settlement obligations, on May 1, 2006, Net2Phone paid its payment obligation to Deutsche Bank for a total price of $19.2 million plus $0.3 million of interest.

Changes in Trade Accounts Receivable, Allowance for Doubtful Accounts and Deferred Revenue

Gross trade accounts receivable increased from $252.8 million at July 31, 2005 to $256.2 million at April 30, 2006, mostly due to the growth of our retail energy business. The allowance for doubtful accounts as a percentage of gross trade accounts receivable decreased from 25.0% at July 31, 2005, to 22.3% at April 30, 2006, primarily due to the write-off, against the allowance for doubtful accounts, of certain uncollectible trade accounts receivable from our U.S. consumer phone services business, as well as due to the growth of our retail energy business, which has a significantly lower bad debt risk. The bad debt rate associated with our consumer phone services receivables has traditionally been significantly higher than the bad debt experienced by our other core businesses.

Deferred revenue as a percentage of total revenues vary from period to period, depending on the mix and the timing of revenues. Deferred revenue arises primarily from the sales by IDT Telecom of our calling cards and consumer phone services both in the United States as well as in Europe. Deferred revenue also arises at IDT Entertainment, primarily from fee-for-hire production services, and can vary significantly from quarter to quarter and year to year, depending on the timing of production cash receipts. Deferred revenue as of April 30, 2006 and July 31, 2005 was $144.7 million and $144.2 million, respectively.

Other Sources and Uses of Capital

We intend to, where appropriate, make strategic acquisitions to expand our telecommunications businesses. These acquisitions could include, but are not limited to, acquisitions of telecommunications equipment, telecommunications network capacity, customer bases or other assets. From time to time, we evaluate potential acquisitions of companies, technologies, products and customer accounts that complement our core telecom businesses. We also intend to make strategic investments and acquisitions to complement and/or expand our IDT Capital segment. In considering investments and acquisitions, we will search for opportunities to profitably grow our existing businesses, to add qualitatively to the range of businesses in the IDT portfolio, to achieve operational synergies and to supplement our existing network expansion plans through the timely purchase from third parties of necessary equipment. At this time, we cannot guarantee that we will be presented with acquisition opportunities that meet our return on investment criteria, or that our efforts to acquire such companies that meet our criteria will be successful.

We believe that, based upon our present business plan, and due to the large balance of cash, cash equivalents and marketable securities we held as of April 30, 2006, our existing cash resources will be sufficient to meet our currently anticipated working capital and capital expenditure requirements, and to fund any potential operating cash flow deficits within any of our segments for at least the next twelve months. If our growth exceeds current expectations or if we acquire the business or assets of another company, we might need to raise additional capital from equity or debt sources. There can be no assurance that we will be able to raise such capital on favorable terms or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our anticipated expansion, which could have a material adverse effect on our business, financial condition and/or results of operations.

Foreign Currency Risk

Revenues from our international operations represented 29.4% and 25.7% of our consolidated revenues for the nine months ended April 30, 2006 and 2005, respectively. A significant portion of these revenues are in denominations other than the U.S. Dollar. Foreign currency exchange risk that we are subject to is mostly mitigated by our ability to offset the majority of these non dollar-denominated revenues with operating expenses that are paid in the same currencies. As such, the net amount of our exposure to foreign currency exchange rate changes is not material.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements”, as defined in relevant SEC regulations, that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The Securities and Exchange Commission’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are exposed to market risks from changes in commodity prices, particularly natural gas and electrical power. We may hedge market price fluctuations associated with physical purchases and sales of natural gas and electricity by using derivative instruments including futures, forwards, basis swaps, transmission congestion contracts and financial transmission rights contracts. We are also exposed to changes in interest rates, primarily from our investments in cash equivalents, marketable debt securities and notes payable. On occasion, we use interest rate derivative instruments to manage our exposure to interest rate changes. We do not consider our market risk exposure relating to foreign currency exchange to be material, as we generally have sufficient cash outflows based in these currencies to largely offset the cash inflows based in these currencies, thereby creating a natural hedge. In order to mitigate the risk associated with net foreign exchange exposure, which we experience from time to time, we have, on occasion, entered into foreign exchange hedges. In addition to but separate from our primary business, we hold a small portion of our total investment portfolio in hedge funds for speculative and strategic purposes. As of April 30, 2006, the carrying value of our investments in such hedge funds was approximately $31.4 million. Investments in hedge funds carry a significant degree of risk, which will depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that hedge fund managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our interests in these funds may go down as well as up and we may not receive, upon redemption, the amounts originally invested.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are more fully described in our Annual Report on Form 10-K for the year ended July 31, 2005 and updated with material developments, if any, in our Quarterly Reports on Form 10-Q for the three months ended October 31, 2005 and January 31, 2006. Unless otherwise indicated in this Report or the Quarterly Reports described above, all legal proceedings discussed in that Annual Report and in those Quarterly Reports remain outstanding.

IDT Telecom

In the third quarter of fiscal 2006, the U.S. calling card business recorded a $48.1 million accrual for various telecom regulatory agency fees including: Telecommunications Relay Services Fund (TRS), Federal Communications Commission (FCC) and Universal Service Fund (USF) for the period through April 30, 2006. These charges reflect what management believes at this time to be its liability to all such agencies, given the methodologies used by the Universal Service Administration Corporation (USAC) for calculation of USF related fees, in its recently completed audit of our U.S. calling card business for calendar years 2000-2004. We have filed an appeal related to the audit findings, and will vigorously contest the imposition of these fees.

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

Item 2. Changes in Securities and Use of Proceeds

This table provides information with respect to purchases by the Company of shares of its common stock and Class B common stock during the third quarter of fiscal 2006:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1 - 28, 2006 (2)	170,906	$12.24	—	13,566,950
March 1 - 31, 2006 (2)	6,803	$11.81	—	13,566,950
April 1 - 30, 2006	—	$—	—	13,566,950

Total	177,709	$12.22	—

(1)	Under our existing stock repurchase program, approved by our Board of Directors and publicly announced on December 18, 2001, we are authorized to repurchase up to 15 million shares of our Class B common stock and up to 5 million shares of our common stock.
(2)	Consists of shares of Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted stock. Such shares are repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description
3.01 *	Restated Certificate of Incorporation of the Company, filed on February 7, 1996.

3.02 *	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, filed on July 3, 2000.

3.03 *	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, filed on April 18, 2006.

31.1 *	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT CORPORATION

June 9, 2006	By:	/s/ JAMES A. COURTER
James A. Courter Chief Executive Officer and Vice-Chairman (Principal Executive Officer)

June 9, 2006	By:	/s/ Marcelo Fischer
Marcelo Fischer Chief Financial Officer and Treasurer (Principal Financial Officer)