Form 10-K
period 2006-07-31
IDT CORP
filed 2006-10-16
CIK 1005731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[✓] Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended July 31, 2006, or

[    ] Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934.

Commission File Number: 1-16371

IDT Corporation

(Exact name of registrant as specified in its charter)

Delaware	22-3415036
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

520 Broad Street Newark, New Jersey 07102

(Address of principal executive offices, zip code)

(973) 438-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Class B common stock, par value $.01 per share Common stock, par value $.01 per share	Name of each exchange on which registered New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [✓]    No [    ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes [    ]    No [✓]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [✓]    No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [✓]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  [    ]        Accelerated filer  [✓]        Non-accelerated filer  [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [    ]    No [✓]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on January 31, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $12.35 and of the common stock of $12.22, as reported on the New York Stock Exchange, was approximately $572,152,373 million.

As of October 5, 2006, the registrant had outstanding 56,462,342 shares of Class B common stock, 9,816,988 shares of Class A common stock, and 15,178,173 shares of common stock. Excluded from these numbers are 5,565,255 shares of Class B common stock and 9,896,687 shares of common stock held in treasury by IDT Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held December 14, 2006, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

IDT Corporation

Annual Report on Form 10-K

Part I

As used in this Annual Report, unless the context otherwise requires, the terms “the Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and its subsidiaries, collectively. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2006 refers to the fiscal year ended July 31, 2006).

Item 1. Business.

OVERVIEW

We are a multinational holding company with operations that span several industries. Through our IDT Telecom subsidiary, we provide telecommunications services and products worldwide to the retail and wholesale markets, including prepaid and rechargeable calling cards, consumer local, long distance and mobile phone services, and wholesale carrier services. Our IDT Capital segment, which is primarily engaged in developing and operating new businesses, operates an Energy Services Company, or ESCO, in New York State, an ethnic grocery distribution business, a local media unit, and other initiatives. Our IDT Spectrum subsidiary holds our wireless spectrum license assets. Through our subsidiary Net2Phone, Inc., we provide a range of voice over Internet protocol, or VoIP, communications services. We are in the process of integrating Net2Phone’s network, operations and support functions into IDT Telecom to achieve synergies and costs savings and we continue to explore additional opportunities to improve operations through integration of Net2Phone’s assets and operations.

IDT began operations in 1990 offering international call re-origination service. As we grew, we shifted our focus to carrying international telecommunications traffic for other carriers at competitive rates, utilizing a least-cost-routing system, and then began providing those services to retail customers through the introduction of prepaid calling cards in 1997. Via Net2Phone, we introduced VoIP services in 1996.

Throughout our history, IDT has invested in a number of non-telecom businesses, including in the entertainment industry. IDT Entertainment is focused on the production of computer-generated animated feature films, animated and live action content for the TV and direct-to-DVD markets, and home entertainment distribution. In early fiscal 2007, we sold IDT Entertainment to Liberty Media Corporation, and the business was renamed Starz Media.

We conduct our business through the following four operating segments: IDT Telecom, which consists of our Retail Telecommunications Services segment and our Wholesale Telecommunications Services segment; IDT Capital; IDT Solutions, which consists primarily of our IDT Spectrum subsidiary; and Voice over IP, which consists primarily of our Net2Phone subsidiary.

IDT Telecom.  IDT Telecom is our largest segment with revenues of $1.961 billion during fiscal 2006, representing 88.1% of our total consolidated revenues, and an operating loss of $48.6 million. IDT Telecom’s business consists principally of our Retail Telecommunications Services segment, which sells prepaid and rechargeable calling cards, as well as consumer local, long distance and mobile phone services, and our Wholesale Telecommunications Services segment, which sells telecommunications services to wholesale customers.

We sell prepaid and rechargeable calling cards in the United States and abroad, providing telephone services in more than 230 countries and territories, and information services. Our prepaid calling cards are marketed primarily to ethnic and immigrant communities in the United States, Europe, Latin America and Asia that generate high levels of international call volume.

In the United States, our prepaid calling cards are mainly distributed to retail outlets, including local groceries, convenience stores, newsstands and gas stations, through our U.S. calling card distribution partnership, Union Telecard Alliance, LLC, or UTA, of which IDT owns 51%. UTA utilizes a network of more than 1,000 sub-distributors, ranging from large companies to sole proprietors that sell to over 250,000 retail outlets throughout the United States.

Our Prepaid Solutions unit markets private label retail and promotional calling cards to retail chains and corporate customers.

We sold approximately 280 million prepaid calling cards during fiscal 2006, generating $1.173 billion in revenues, or 52.7% of our total consolidated revenues for fiscal 2006.

Our Consumer Phone Services unit operates in the United States and parts of Europe. In the United States we offer bundled local and long distance phone service in 13 states, marketed under the brand name IDT America Unlimited. As of July 31, 2006, we provided such services to approximately 135,000 customers. We also provided stand-alone long distance service to approximately 257,000 customers in the United States as of July 31, 2006. Due to changes in the U.S. regulatory environment, we significantly curtailed marketing efforts of our consumer phone services business in the United States in fiscal 2006. We do, however, intend to re-enter the market on a test basis with certain consumer phone services, including “triple-play” that will include Internet data and satellite television in addition to bundled local/long distance phone services, and an Internet telephony product. Our European consumer phone services business, marketed under the Toucan brand name, was sold to Pipex Communications plc in early fiscal 2007.

Our Wholesale Telecommunications Services segment carries our international telecommunications traffic and the international traffic of other telecommunications companies. This segment also acts as the sales channel for all telecommunications services sold to our wholesale customers, which number approximately 480 worldwide.

IDT Capital.  IDT Capital is our second largest operational segment by revenue and is responsible for developing, incubating and, in some cases, operating our newer businesses, as well as overseeing certain existing non-core businesses. IDT Capital consists primarily of IDT Energy, Ethnic Grocery Brands, our IDT Local Media unit (which is primarily comprised of CTM Brochure Display and WMET radio), our management of aged receivables operation that operates under the name IDT Carmel, call center operations, and other smaller holdings and operations including real estate and Hispanic-focused initiatives.

IDT Energy operates as an energy services company that resells natural gas and electrical power to consumers and select small business customers in New York State. Ethnic Grocery Brands, principally targeting the U.S. Hispanic community through its Vitarroz brand, primarily sells ethnic food products, with most of its distribution focused within the northeastern United States. In fiscal 2006, IDT Capital had revenues of $168.1 million, representing 7.5% of our total consolidated revenues, and an operating loss of $32.7 million.

IDT Solutions.  IDT Solutions consists primarily of our IDT Spectrum subsidiary, which holds a significant number of Federal Communications Commission, or FCC, licenses for commercial fixed wireless spectrum in the United States and provides certain wireless spectrum services. Revenues in fiscal 2006 were $3.6 million, representing 0.2% of consolidated revenues, and an operating loss of $35.1 million.

In June 2006, we decided to halt the expansion of our IDT Spectrum operating unit and eliminated the majority of its workforce. We expect a decrease in IDT Spectrum’s revenues in fiscal 2007. We continue to explore strategic alternatives for the assets and operations of this business.

Voice over IP.  Our Voice over IP segment consists primarily of our Net2Phone subsidiary, which provides VoIP communications services to resellers, consumers, and service providers globally. On March 13, 2006, following a tender offer for the Net2Phone shares of common stock that we did not already own, IDT consummated a merger with Net2Phone in which Net2Phone became our wholly owned subsidiary. We are in the process of integrating Net2Phone’s network and operations into IDT Telecom. Beginning in the first quarter of fiscal 2007, Voice over IP will no longer be reported as a separate financial reporting segment, as Net2Phone’s operations will fully share its cost structure and infrastructure with IDT Telecom. In fiscal 2006, our Voice over IP segment had revenues of $94.2 million, representing 4.2% of our total consolidated revenues, and an operating loss of $41.1 million.

Financial information by segment is presented under the heading Business Segment Information in the Notes to our Consolidated Financial Statements below in this Annual Report.

Our main offices are located at 520 Broad Street, Newark, New Jersey 07102. The telephone number at our headquarters is (973) 438-1000 and our web site is www.idt.net.

We make available free of charge through the investor relations page of our web site (www.idt.net/ir) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports, and all beneficial ownership reports on Forms 3, 4 and 5 filed by directors, officers and beneficial owners of more than 10% of our equity as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. We have adopted codes of business conduct and ethics for all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. Copies of the codes of business conduct and ethics are available on our web site.

Our web site and the information contained therein or incorporated therein are not incorporated into this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission.

KEY EVENTS IN OUR HISTORY

We entered the telecommunications business in 1990, providing international call re-origination service. In 1993, we began reselling the long distance services of other carriers. In 1995, we began selling access to the favorable international telephone rates we received as a result of our calling volume to other long distance carriers.

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

We entered the Internet telephony market in 1996 with our introduction, through Net2Phone, of PC2Phone, the first commercial service to connect voice calls between personal computers and telephones over the Internet.

We began marketing prepaid calling cards in January 1997.

In August 1999, Net2Phone completed an initial public offering of its common stock, and completed a follow-on offering in December 1999. In connection with the second offering, we sold 2.2 million shares of Net2Phone common stock for proceeds of $115.0 million.

In August 2000, we completed the sale of 14.9 million shares of Net2Phone common stock to AT&T for approximately $1.1 billion in cash.

In August 2003, we launched “IDT America Unlimited,” our flat rate, unlimited local and long distance calling plan, a service now available in 13 states.

In November 2004, we launched our retail energy business that provides natural gas and electricity to residential and select small business customers throughout New York State.

RECENT DEVELOPMENTS

Net2Phone

On November 10, 2005, we commenced a tender offer for all of the outstanding shares of common stock of Net2Phone that we did not already own. The tender offer closed on January 27, 2006, at an offer price of $2.05 in cash per share. On March 13, 2006, we consummated a merger with Net2Phone, in which we acquired all outstanding shares of Net2Phone that were not acquired in the tender offer. In connection with the tender offer and the merger, IDT paid total consideration of $97.1 million for 46.6 million Net2Phone shares.

Net2Phone’s existing operations, including its network for international termination of VoIP-based communications minutes and its VoIP product lines and services, are now being integrated into IDT Telecom. We expect the total integration process to be completed in fiscal 2008.

Ethnic Grocery Brands

In fiscal 2006, we established our Ethnic Grocery Brands, or EGB, operation to distribute ethnic-oriented foods. In March 2006, EGB, which is 90% owned by our 51%-owned UTA subsidiary, purchased the assets of Vitarroz Corp. for $5.2 million. Vitarroz distributes over 400 ethnic food products.

Corbina Telecom

On March 2, 2006, we sold our Russian telecom business, Corbina Telecom, to a Moscow-based consortium of private equity investors. Net proceeds for the transaction after banking and other transaction-related costs were $129.3 million in cash.

IDT Entertainment

In the first quarter of fiscal 2007, we completed the sale of IDT Entertainment to Liberty Media Corporation for (i) 14.9 million shares of our Class B common stock and Liberty Media’s approximate 4.8% interest in IDT Telecom, (ii) $229.5 million in cash, (iii) the repayment of $58.7 million of IDT Entertainment’s intercompany indebtedness payable to IDT and (iv) the assumption of all of IDT Entertainment’s existing indebtedness. The cash consideration is subject to potential adjustment based on IDT Entertainment’s working capital. We are also eligible to receive additional consideration from Liberty Media based upon any appreciation in the value of IDT Entertainment over the five-year period following the closing of the transaction or such shorter period under specified circumstances equal to 25% of the excess, if any, of the net equity value of IDT Entertainment over $425 million.

Toucan

In the first quarter of fiscal 2007, we sold our United Kingdom consumer phone services business, which is marketed under the “Toucan” brand name, to Pipex Communications plc in exchange for $37.4 million in cash (including the assumption of inter-company obligations owing to IDT and its subsidiaries) and Pipex ordinary shares valued at $8.1 million. Toucan was founded in November 2003 and resells local, long distance, broadband and wireless communications services to customers in the United Kingdom and the Netherlands.

OTHER CHANGES

During fiscal 2006, we initiated certain cost reduction programs to better align our infrastructure with our current operating needs. As a result, in June 2006 we closed our Newark, New Jersey-based call center, and implemented overhead reductions in our various operating segments. Through the first quarter of fiscal 2007, this resulted in the termination of approximately 535 employees. In addition, we decided to halt the expansion of our IDT Spectrum subsidiary and eliminated the majority of its workforce. We are presently pursuing various strategic alternatives for IDT Spectrum, including returning to our wireless backhaul business plan when market dynamics improve, pursuing a joint venture or selling certain or all of its assets.

STRATEGY

We analyze and pursue business opportunities in a process-driven and disciplined manner. During fiscal 2006, we sought to increase the profitability of our core telecom businesses, with a greater emphasis placed on gross margin expansion than on revenue growth. We also brought a renewed financial discipline to our portfolio of businesses, which has resulted in a realignment of our workforce to more closely match our present and anticipated near-term operating needs. We expect to continue along this path in fiscal 2007, while exploring new opportunities, both through internal development and through acquisition. In particular, we are focused on pursuing opportunities which would utilize our existing resources and infrastructure, and which can provide us with recurring revenues and growth potential in large markets.

IDT TELECOM

Our Telecom segment currently provides our customers with a variety of services, including:

•	prepaid debit and rechargeable calling cards;
•	consumer phone services;
•	wholesale carrier services; and
•	mobile wireless services.

Retail Telecommunications Services

Prepaid Debit and Rechargeable Calling Cards

We sell prepaid debit and rechargeable calling cards under the “IDT” and “Entrix” brand names, providing telephone access to more than 230 countries and territories. In fiscal 2007, IDT will also sell select cards under the Net2Phone brand name, including the “Net2Phone Direct” and “PennyTalk” calling cards. We sell more than 350 different prepaid calling cards in the United States, and more than 320 different cards abroad, with specific cards featuring favorable rates to specific international destinations.

Our prepaid calling cards are marketed primarily to the ethnic and immigrant communities in the United States, Europe, Asia and Latin America that tend to generate high levels of international traffic. Specifically, a large portion of our U.S. calling cards are purchased by the Hispanic community resulting in a significant proportion (72.1% in fiscal 2006, 69.2% in fiscal 2005 and 67.7% in fiscal 2004) of our international prepaid calling card minutes being terminated in Latin America.

Our prepaid calling card business has traditionally been strongest in the northeastern United States, owing to UTA’s extensive local distribution network, and competitive rates to countries that immigrants in the northeastern United States tend to call, such as Colombia, Mexico and the Dominican Republic. However, with the expansion of our operations in other parts of the United States, our prepaid calling card sales in the northeastern United States now constitute a smaller percentage of our total U.S. prepaid calling card sales than in previous years. In fiscal 2006, prepaid calling card sales in the northeastern United States were approximately 27.9% of our total U.S. prepaid calling card sales, as compared to 31.1% in fiscal 2005 and 43.0% in fiscal 2004.

We primarily market our prepaid calling cards to retail outlets in the United States through UTA, a joint venture which is owned 51% by us and 49% by the Gomez Family Trust. UTA utilizes a network of more than 1,000 sub-distributors that sell to over 250,000 retail outlets throughout most of the United States. UTA develops marketing and distribution strategies for our prepaid calling card products, including card design, pricing and market expansion opportunities. UTA generated $853.5 million in revenues from its sale of IDT calling cards, representing 97.0% of UTA’s total revenues, in fiscal 2006.

We are also in the process of deploying point of sale activation, or POSA, terminals throughout our calling card distribution channel. Through these terminals we offer prepaid calling cards, as well as other prepaid products, including gift cards, money transfer and bill pay.

We also sell prepaid calling cards in Europe, Latin America and Asia, as discussed in detail in the International Operations section below.

Our Prepaid Solutions unit also markets a variety of prepaid calling cards and complementary offerings through UTA, including:

•	Customized (Private Label) Retail Calling Cards. We market these prepaid calling cards to major national retailers, who sell them primarily in high-traffic stores. We print these prepaid calling cards with the retailer’s name and logo, and provide them to the retailer, who in turn sells them to its customers.
•	IDT-Branded Retail Calling Cards. These prepaid calling cards are printed with the IDT logo and design and are sold to small and medium-sized retail chains, such as supermarkets, drug stores and convenience stores, for resale to their customers, typically through POSAs.

Our rechargeable calling cards, marketed mostly to business travelers, are distributed primarily through in-flight magazines and permit users to place calls from over 50 countries through international toll-free services. At the customer’s request, an account is automatically recharged with a credit card that the customer provides at the time of initial card activation.

During fiscal 2006, our calling card businesses worldwide generated $1.173 billion in revenues, as compared with $1.220 billion in fiscal 2005 and $1.148 billion in fiscal 2004. During fiscal 2006, sales of prepaid calling cards accounted for 59.8% of our Telecom segment’s total consolidated revenues, as compared to 58.2% in fiscal 2005 and 60.6% in fiscal 2004. During fiscal 2006, we sold 86.6% of our prepaid calling cards in the United States, with the remaining 13.4% sold abroad as compared to 85.9% in the United States in fiscal 2005 and 81.7% in the United States in fiscal 2004.

We believe that the following factors have allowed us to build a strong competitive position in the calling card industry:

•	our ability to offer customers attractive pricing, due to our extensive network of interconnection and termination arrangements, purchasing power and least-cost-routing system;
•	our network of switches and transmission facilities, which allows us to keep our costs low;
•	our prepaid platform, which is a proprietary database that keeps track of the remaining balance on each calling card, and which enables us to process a large number of cards and transactions simultaneously and provide multilingual, multi-currency and multi-function cards;
•	our extensive distribution channel, which covers a wide variety of over 350,000 retail outlets worldwide;
•	the quality and dependability of the telephone service we provide; and
•	our understanding of, and commitment to, the ethnic prepaid calling card market.

Consumer Phone Services

We currently provide our bundled local/long distance phone service in 13 states, marketed under the brand name IDT America Unlimited. Our bundled local/long distance service, offered primarily to residential customers, includes unlimited local, regional toll and domestic long distance calling. We also offer a second bundled plan, providing unlimited local service with IDT long distance included for as low as 5.0 cents per minute. With either plan, competitive international rates and/or additional features can be added for additional monthly fees. Additionally, we offer stand-alone long distance service throughout the United States. Due to changes in the U.S. regulatory environment in 2005 that affected our cost of providing bundled local/long distance phone services (as discussed below under the heading “Interconnection and Unbundled Network Elements”) and increased competition, the revenues and number of customers of this business have declined significantly, and as a result we significantly curtailed marketing activities for the service. We do, however, intend to re-enter the market on a test basis with certain consumer phone services, including a “triple-play” that will include Internet data and satellite television, in addition to bundled local/long distance phone service, and an Internet telephony product.

Consumer phone services generated revenues of $261.4 million in fiscal 2006, accounting for 13.3% of our Telecom segment’s total consolidated revenues, as compared to $333.5 million and 15.9% in 2005 and $224.9 million and 11.9% in 2004. As of July 31, 2006, we had approximately 135,000 active customers for our bundled local/long distance plan and approximately 257,000 customers for our metered long distance plans. Our highest customer concentrations are in large urban areas, with the greatest number of customers located in New York, New Jersey, Pennsylvania, California and Florida.

Mobile Wireless Services

TúYo Mobile is the wireless unit of IDT Telecom that operates as a Mobile Virtual Network Operator, or MVNO, that markets wireless services utilizing another company’s network. TúYo aims to take advantage of IDT Telecom’s existing prepaid platform infrastructure and competitive international termination rates to provide low cost wireless phone service to the U.S. Hispanic community, which currently comprises the largest proportion of our calling card customer base. The service was also launched as a response to the ongoing and intensifying trend of wireless substitution in the prepaid market segment, wherein traditional calling card users have been transitioning from wireline phones to mobile phones to make their calls.

TúYo Mobile launched commercial operations in November 2005, and had sold approximately 37,000 handsets as of July 31, 2006. TúYo’s handsets are presently distributed through third party cellular distributors, local ethnic markets affiliated with UTA’s distribution, and in 22 Sam’s Club locations. Wireless top up cards, used to add minutes of use to existing handsets, are also sold at these locations.

Competition in the MVNO market has been substantial, and a number of other startups also target the Hispanic demographic, including Movida Communications, DEXA Wireless and Azteca Mobile.

Wholesale Telecommunications Services

Our Wholesale Telecommunications Services segment carries our international telecommunications traffic and the international traffic of other telecommunications companies. This segment also acts as the sales channel for all telecommunications services sold to our wholesale customers.

By utilizing our proprietary least-cost-routing system and capitalizing on our own high volume of international long distance telephone traffic (generated by our calling card business), aggressive purchasing strategies and extensive experience in providing circuits, we are able to provide major carriers and niche carriers alike with rates that we believe are often lower than those traditionally available through other carriers. Wholesale carrier services revenues were $526.5 million in fiscal 2006, representing 26.9% of our Telecom segment’s consolidated revenues, as compared with revenues of $544.7 million in fiscal 2005 and $521.5 million in fiscal 2004.

During fiscal 2006, IDT Telecom’s wholesale carrier services business has transitioned from being a pure voice wholesaler to being a full service telecommunications provider, adding services in the mobile, VoIP and cable telephony sectors. Our Voice Services terminates over 24 billion international minutes per year, making IDT one of the largest carriers of international minutes worldwide. Mobile Operator Services provides mobile operators with data and voice products, and the VoIP Services that we host provides carriers with a quick and efficient expansion into the VoIP marketplace. This broader strategy enables us to manage costs on a carrier-by-carrier basis, while diversifying our portfolio of product offerings to various regions around the world. Due to our recently completed acquisition of Net2Phone, and its ongoing network integration into IDT Telecom, we expect to be better able to serve the needs of wholesale carrier customers who seek IP products and services.

We believe that a direct connection from one of our switches to a Tier 1 provider (which are the largest recognized licensed carriers in each country) both increases the quality of a call and reduces cost. We also believe that establishing such connections enables us to generate more traffic with higher margins to that foreign locale. During fiscal 2007, we intend to continue to expand our existing direct relationships with Tier 1 providers, particularly in Asia and Africa. Additionally, we intend to continue expanding our direct relationships with mobile network providers, reflecting our belief that the trend of voice traffic transitioning from landline to mobile networks will continue. In addition, we plan to leverage our existing sales channels by expanding customer relationships to include sales of our new products.

In addition to offering competitive rates to our carrier customers, we have also centered our sales and marketing efforts around our ability to offer the high quality connections that these providers often require. To that end, we have broadened our wholesale carrier services offerings to include higher-priced, premium services in which we guarantee higher quality connections, based upon a set of predetermined quality-measuring criteria. These services meet a growing need for some of our customers, who are providing services to high-value, quality-conscious retail customers. As of July 31, 2006, our wholesale carrier services business had approximately 480 customers.

International Operations

We maintain our European corporate and carrier operations in London, England with our retail calling card business headquartered in Dublin, Ireland. IDT Europe operates satellite offices in Germany, France, the Netherlands, Belgium, Switzerland, Czech Republic, Spain, Sweden, Greece, Italy, Portugal, Turkey and Denmark.

In Europe, we market our prepaid calling cards in the United Kingdom, the Netherlands, Spain, Germany, Belgium, Finland, France, Ireland, Israel, Italy, Luxemburg, Sweden, Switzerland, Denmark, Norway, Portugal, Austria and Greece, seeking to capitalize on the opportunity presented by immigration from underdeveloped countries to Europe’s developed nations. Because the immigrant market is fragmented, and due to the large number of markets in which we compete, we offer over 200 different prepaid calling cards in Europe.

We recently launched IDT Mobile in the Netherlands and Belgian markets. IDT Mobile sells international wireless minutes in Europe on prepaid SIM cards.

We also provide wholesale carrier services to European telecom companies, including foreign state-owned or state sanctioned post, telephone or telegraph companies and Tier-1 carriers, new and emerging telephone companies, and value-added service providers.

Our European operations generated $420.5 million of revenues in fiscal 2006, a 0.5% increase over the $418.4 million of revenues generated during fiscal 2005. Our European operations’ revenues constituted 21.4% of our Telecom segment’s revenues in fiscal 2006, as compared to 19.4% in fiscal 2005. During fiscal 2006, prepaid calling cards constituted 30.3% of our European operations’ revenues, while wholesale carrier services represented 52.9% and consumer phone services represented the remaining 16.8% of revenues.

We believe there is a significant market for prepaid calling cards in Asia Pacific. We maintain Asia Pacific headquarters in Hong Kong and African headquarters in Johannesburg, South Africa. IDT Asia Pacific operates satellite offices in Singapore, the Philippines, India and Japan, We began our Asia Pacific regional operations in 2003, offering wholesale carrier services in the region and prepaid calling card distribution in Hong Kong. We have since expanded our prepaid calling card operations into Singapore, the Philippines, India, Japan and Korea. In fiscal 2006, we generated $28.2 million in revenues from the sale of calling cards in the Asia Pacific region.

We also believe that there is a significant market for prepaid calling cards in Latin America. We maintain Latin American headquarters in Buenos Aires, Argentina. IDT Latin America currently sells cards in Argentina, Brazil, Peru, Chile, Jamaica, and Uruguay. We have, additionally, launched consumer phone services and VoIP services in Argentina and Peru, and expect to expand our geographic penetration in fiscal 2007. In fiscal 2006, we generated $60.8 million in revenues from the sale of calling cards in Latin America.

SALES, MARKETING AND DISTRIBUTION

We market our prepaid calling cards primarily to retail outlets in the United States through an exclusive distribution agreement with our majority owned subsidiary, UTA. Our customized retail calling cards and our IDT-branded retail calling cards are marketed to retail chains and outlets primarily through our own internal sales force, although from time to time we may utilize third-party agents or brokers to acquire accounts. We market our consumer phone services primarily through direct television and print advertising in targeted markets, although such marketing has been significantly scaled back in the United States since fiscal 2005. In Europe, we sell our prepaid calling cards and our customized retail and IDT-branded retail calling cards through independent distributors and our own internal sales force. Wholesale carrier services are sold through IDT’s internal wholesale sales team. TúYo Mobile products are marketed through retail stores, national, regional and local wireless distributors and through UTA’s distribution channels. These sales are supported by a combination of print, radio and television advertising.

TELECOMMUNICATIONS NETWORK INFRASTRUCTURE

We maintain a global telecommunications switching and transmission infrastructure that enables us to provide an array of telecommunications services to our customers worldwide. Our network is continuously monitored by our Network Operations Centers in the United States and Europe.

We have historically made significant expenditures designed to expand our global telecommunications network. Our recent acquisition of Net2Phone greatly expanded the VoIP capabilities of our network as we continue to integrate the Net2Phone network into the IDT Telecom network. We now operate a total of six international gateway switches, four in the United States and two in the United Kingdom, and one domestic switch in the United States. In addition, we have extensive soft-switching capacity in the United States, United Kingdom, Argentina, Peru, Brazil and Hong Kong. We also maintain points of presence, or POPs, providing interconnect capabilities in numerous countries. Our global network is connected through leased and owned fiber connections.

During fiscal 2007, we plan to upgrade the capabilities and improve the efficiency of our global network through the integration of the Net2Phone network into the IDT Telecom network.

IDT CAPITAL

IDT Capital is our second largest operational segment by revenues and is responsible for developing, incubating and, in some cases, operating our newer businesses, as well as overseeing certain existing non-core businesses. IDT Capital consists primarily of IDT Energy, Ethnic Grocery Brands, IDT Local Media (which is primarily comprised of CTM Brochure Display and WMET radio), our management of aged receivables business that operates under the name IDT Carmel, call center operations, and other smaller holdings and operations including real estate and Hispanic-focused initiatives. During fiscal 2006, IDT Capital generated $168.1 million in revenues, resulting in an operating loss of $32.7 million, as compared with revenues of $40.2 million and $22.8 million in fiscal 2005 and fiscal 2004, respectively. Operating losses of IDT Capital were $18.2 million in fiscal 2005 and $22.6 million in fiscal 2004.

IDT Energy

In November 2004, IDT Capital launched our retail energy business, which has since experienced significant growth. Today, IDT Energy operates as an energy service company, or ESCO, that resells natural gas and electricity to residential and select small business customers throughout New York State.

As an ESCO, IDT Energy does not own electrical power generation facilities, natural gas producing properties or pipelines, but instead purchases natural gas through wholesale suppliers and various utility companies, and buys electricity in the wholesale market in time-specific, bulk or block quantities, usually at fixed prices. The vast majority of our electricity is purchased through the New York State competitive wholesale market for capacity, energy and ancillary services administrated by New York’s Independent System Operator. Independent System Operators, or ISOs, and Regional Transmission Organizations, or RTOs, perform real-time load balancing for each of the electrical power grids in which we operate. Similarly, load balancing is performed by the utilities or Local Distribution Companies, or LDCs, for each of the natural gas markets in which we operate. Load balancing ensures that the amount of electricity and natural gas we purchase is equal to the amount necessary to service our customers’ demands at any specific point in time. We are charged or credited by the ISOs, RTOs and LDCs for balancing the electricity and natural gas purchased and sold for our account.

We manage the differences between the actual electricity and natural gas demands of our customers and our bulk or block purchases by buying and selling any shortfall or excess in the spot market, balancing with the respective utilities through monthly cash settlements and/or adjusting future deliveries.

The electricity and natural gas we sell is generally metered and delivered to our customers by the local utilities. As such, IDT Energy does not maintain any maintenance or service staff for customer locations, as such services are provided by the local incumbent utility. These utilities may also provide billing and collection services for the majority of our customers on our behalf.

The ESCO business, particularly for the natural gas segment, is a seasonal business. Approximately 82% of annual natural gas revenues are generated during the Company’s second and third quarters when heat load is highest. The load curve for electricity is not as seasonal as natural gas, but is higher during the first and fourth quarters when air conditioning usage peaks. Electric revenues in the first and fourth quarters represent approximately 58% of annual electric revenues. Commodity prices are generally higher during these peak demand seasons, and, therefore contribute to the seasonal fluctuation in revenues.

We market our energy services primarily through direct marketing methods. In fiscal 2006, the bulk of our marketing was done via door to door marketing using outside contractors. We also performed some market-specific mailings.

In fiscal 2006, IDT Energy generated revenues of $112.8 million resulting in operating income of $1.0 million, as compared with revenues of $12.0 million and an operating loss of $1.6 million in fiscal 2005. IDT Energy’s revenues represented 67.1% of IDT Capital’s revenues in fiscal 2006. As of July 31, 2006, IDT Energy serviced approximately 200,000 meters in New York State, as compared to approximately 34,000 meters serviced at the end of fiscal 2005.

In fiscal 2007, we intend to continue investing in customer acquisition in an effort to grow our presence in the New York State market. In addition, to supplement the services of our ESCO, we are exploring other complementary businesses, some of which may carry higher margins than a pure ESCO commodity-based business.

Ethnic Grocery Brands

In fiscal 2006, we established our Ethnic Grocery Brands, or EGB, operation to distribute ethnic-oriented foods. EGB is 90% owned by our 51%-owned UTA subsidiary.

Presently, EGB’s primary food label is Vitarroz, a 50-year-old brand targeting grocery customers in the U.S. Hispanic community. The company sells over 400 ethnic food products, with most of its distribution focused within the northeastern United States. All products are produced by outside manufacturers, contract packed on our behalf, and marketed primarily through our own internal sales force. In March 2006, EGB purchased the assets of Vitarroz Corp. for $5.2 million. Prior to our acquisition, Vitarroz had annualized revenues of approximately $32 million.

During fiscal 2007, we expect to improve EGB’s inventory control and logistical management systems, add additional ethnic-focused brands to its product portfolio, and seek further expansion opportunities.

IDT Local Media

IDT Local Media includes CTM Brochure Display, Inc., or CTM, our brochure distribution company, WMET 1160 AM, our Washington, DC-based radio station, and other smaller initiatives involving local level advertising. During fiscal 2006, these businesses were pooled together as IDT Local Media, to better align our internal management focus on local level advertising with these various business units.

CTM is a distributor of travel and entertainment brochures in the eastern United States and Canada. In fiscal 2006, CTM serviced over 2,000 clients and maintained more than 10,000 display racks, in over 30 states and provinces. CTM’s display racks are located in travel and entertainment venues, including hotels, resorts, interstate highway rest areas, airports and local attractions. Through its local sales force, CTM sells brochure slots in these racks to local advertisers, maintains the racks and ensures placement and replenishment of brochures in the appropriate slots. In fiscal 2006, CTM generated revenues of $18.7 million, resulting in operating income of $4.8 million.

We own and operate WMET 1160 AM, a talk radio station serving the Washington, D.C. metropolitan area, the nation’s eighth-largest radio market, including the corridor from Baltimore, Maryland to Richmond, Virginia. In fiscal 2006, WMET changed its programming format to become primarily a reseller of radio broadcast time to outside parties. In this format, WMET earns revenues through the rental of airtime slots as well as the sale of advertising. We expect to continue operating the station using this format during fiscal 2007. In fiscal 2006, WMET generated revenues of $1.0 million, resulting in an operating loss of $3.7 million.

IDT Carmel

IDT Carmel was launched in fiscal 2006 and is engaged in the acquisition and resolution of charged-off debt portfolios, and debt collection services. The company acquires portfolio assets at a discount to face value and services such portfolios in an effort to maximize ultimate cash recoveries. IDT Carmel also provides debt collection services for debt portfolios owned by third parties for a service fee. IDT Carmel was formed as a natural outgrowth of our internal collection activities.

IDT Carmel’s initial entry into the third-party “charged-off” consumer receivables market has been focused on portfolios of credit-card issuers and telecommunications providers.

Call Center Operations

We operate call center operations under the name IDT Global Services, providing services for our internal business needs as well as for outside clients. Our call centers are located in San Juan, Puerto Rico, London, England and Jerusalem, Israel.

IDT Capital also has other smaller holdings and operations, including a controlling interest in a joint venture which holds a 100% leasehold interest in two newly-renovated and leased buildings totaling 120,000 square feet in Palo Alto, California, and a number of initiatives focused towards Hispanic consumers.

IDT SOLUTIONS

In 2004, we restructured IDT Solutions, which consists of IDT Spectrum and Winstar Holdings, LLC by exiting Winstar’s retail communications business (except for its private line business) and ceasing to provide switched services to commercial customers. IDT Spectrum is our subsidiary that controls our fixed wireless spectrum and related assets. IDT Spectrum holds a significant number of FCC licenses for fixed wireless spectrum in the 39 GHz band, as well as a smaller number of licenses in the 28 GHz LMDS band, in the United States. Through June 2006, IDT Spectrum focused on developing a fixed wireless network platform to integrate the wireless spectrum with operational management capabilities, and a flexible architecture to serve the specialized backhaul and telecommunications connectivity needs of a variety of customers. In June 2006, we decided to halt the expansion of IDT Spectrum and eliminated the majority of its workforce. In fiscal 2006, IDT Spectrum generated revenue of $3.6 million, resulting in an operating loss of $35.1 million. We expect a decrease in IDT Spectrum’s revenues in fiscal 2007. We continue to explore strategic alternatives for the operations and assets of this business.

VOICE OVER IP

Our Voice over IP segment consists primarily of our Net2Phone subsidiary, which provides VoIP communications services to resellers, consumers, and service providers worldwide. On March 13, 2006, following our tender offer for the Net2Phone shares of common stock we did not already own, IDT consummated a merger with Net2Phone in which Net2Phone became our wholly owned subsidiary. We are now in the process of integrating Net2Phone’s network and operations into IDT Telecom. Beginning in the first quarter of our fiscal 2007, Voice over IP will no longer be reported as a separate segment and will be included in the results for IDT Telecom. In fiscal 2006, our Voice over IP segment had revenues of $94.2 million, representing 4.2% of our total consolidated revenues, and an operating loss of $41.1 million.

Net2Phone provides communications services by using VoIP technology to transmit digital voice communications over managed data networks and the Internet.

From August 2003 until the end of fiscal 2005, Net2Phone’s corporate structure was organized around two wholly owned operating subsidiaries:

•	Net2Phone Global Services, which delivers VoIP telephone services to businesses and consumers directly and through its global distribution network of over 500 resellers in over 130 countries; and
•	Net2Phone Cable Telephony, which offers cable and other broadband operators a complete suite of services enabling them to deliver residential VoIP phone service to their customers, with comparable features and functionality to similar services offered by traditional telephone companies.

From August 2003 through the end of fiscal 2006, substantially all of Net2Phone’s revenue was generated by Net2Phone Global Services and the business units that made up that segment.

The Net2Phone Global Services and Cable Telephony businesses are currently being integrated, along with Net2Phone’s network, into IDT Telecom. IDT Telecom will continue to use the Net2Phone name where we believe we can realize a competitive advantage through this established name.

COMPETITION

IDT TELECOM

We believe that the principal competitive factor affecting our telecom business is the price of our services. Additionally, our ability to compete is dependent upon the quality and reliability of our services and our customer care. We also rely heavily upon our ability to innovate, which drives the continuing evolution of our suite of product and services offerings, enabling us to provide our customers with the services they seek. Many of our current and potential competitors have greater name recognition and greater financial, marketing, personnel and other resources than we do, as well as other competitive advantages. We anticipate that price competition will remain intense in all of our Telecom market segments.

Calling Card Services

We believe our success in providing our calling card services is based on our ability to provide low rates and reliable service to our customers, while efficiently distributing our calling cards to a geographically and culturally diverse customer base. The calling card industry is notable for its relative lack of regulation compared to the rest of the telecommunications industry, and for its ease of market entry. As calling rates continue to decline and competition increases, thereby reducing the influence of pricing as a differentiating competitive factor, we will increasingly compete on the basis of our call quality, customer service and distribution capabilities.

We compete with other providers of calling cards, including established carriers and numerous small or regional operators, and with providers of alternative telecommunications services. Many of the largest telecommunications providers, including AT&T (now owned by SBC), Verizon and Sprint, currently market prepaid calling cards, which in certain cases compete with our cards. In marketing prepaid calling cards to customers outside the United States, we compete with large foreign state-owned or state sanctioned post, telephone or telegraph companies. We believe that our interconnect and termination agreements, network infrastructure and least-cost-routing system provide us with the ability to offer low-cost, high quality services, while our distribution network provides us with access to customers, and that these factors represent competitive advantages. However, as some of our competitors have significantly greater financial resources and name recognition, and are capable of providing comparable call quality and service levels, our ability to maintain and/or to capture additional market share will remain dependent upon our ability to continue to provide competitively priced services.

Wholesale Carrier Services

The wholesale carrier business has numerous entities competing for the same customers, primarily on the basis of price, products and quality of service. We believe that the recent industry consolidation, through which AT&T and MCI (formerly WorldCom), two of the largest interexchange carriers and operators of international networks, were acquired by SBC and Verizon, respectively, will affect our wholesale carrier business by, among other things, reducing the number of customers to whom we can sell.

In the wholesale carrier services business, we compete with:

•	interexchange carriers and other long distance resellers and providers, including large carriers such as AT&T (now owned by SBC), Verizon and Qwest;
•	foreign state-owned or state-sanctioned post, telephone or telegraph companies such as Telefonica, France Telecom and KDD;
•	on-line, spot-market trading exchanges for voice minutes, such as Arbinet;
•	other VoIP providers;
•	other providers of international long distance services; and
•	alliances between large multinational carriers that provide wholesale carrier services.

We believe that our extensive network of interconnect and termination agreements, as well as the significant volume of traffic to specific locations generated by our wholesale and calling card businesses, provide us with a competitive advantage and the ability to offer quality services at competitive prices.

Consumer Phone and Related Services

We offer consumer long distance phone services to residential and business customers in the United States. In 13 states we also offer local and long distance phone services bundled at a flat monthly rate. The U.S. consumer phone services industry is characterized by intense competition, with numerous providers competing for a relatively static number of customers, leading to a high churn rate because customers frequently change providers in response to offers of lower rates or promotional incentives.

Our primary competitors in the long distance market include major long distance carriers such as AT&T (now owned by SBC), MCI (now owned by Verizon) and Sprint and the regional Bell operating companies (RBOCs), such as Verizon, SBC and Qwest. We expect the RBOCs to continue to increase their share of the long distance market.

The RBOCs remain our primary competitors in the local exchange market as well. Competing against the RBOCs is particularly challenging. Each of the RBOCs continues to enjoy a virtual monopoly as the Incumbent Local Exchange Carrier, or ILEC, in its respective territory, and most of the RBOCs are well funded and enjoy high levels of name brand recognition, which represent significant resources in the battle for market share. We are also increasingly competing with providers offering communications service over broadband connections using VoIP technology, such as the cable companies and independent VoIP providers.

Previously, our ability to provide local services to our customers was based upon our access to both the customers’ premises and local switching infrastructure, which are owned by the incumbent provider in each local market, giving the ILEC a natural monopoly in its market. This access was provided to us via the FCC’s UNE-P rules, which required the incumbent provider to offer access to the required network elements, at a mandated wholesale rate, to competitive providers. As discussed in the Regulation section below, a change in the FCC’s UNE-P rules has resulted in the ILECs no longer being required to provide us access to the customers’ premises and local switching infrastructure.

We have negotiated wholesale commercial agreements with most of the ILECs in order to procure cost-effective rates for our local phone service offering, albeit at higher rates than those previously provided under the UNE-P rules. We have signed long-term wholesale agreements with Verizon, AT&T (now owned by SBC) and BellSouth. Due to these changes in the U.S. regulatory environment that affected our cost of provisioning bundled local/long distance phone services, and increased competition, the business has declined significantly. We expect this trend to continue in fiscal 2007.

Some providers also include other services as part of their bundled offerings, such as high-speed Internet access, either via a Digital Subscriber Line or a cable modem, wireless telecommunications services and cable TV/satellite services. Our bundled offering currently includes only local and long distance services. However, we plan to add both high-speed Internet access and television part of our bundled offering during fiscal 2007. We believe that it is imperative that we broaden the scope of our bundled services, and offer them at competitive rates, if we are to compete effectively. We intend to re-enter the market on a test basis with certain consumer phone services, including a “triple-play” that will include Internet data and satellite television, in addition to bundled local/long distance phone service, and Internet telephony product.

Alternative Providers

In all aspects of the telecommunications industry, we may face competition from an increasing number of market entrants such as cable television companies, fixed and mobile wireless system operators, operators of private networks built for large end users, and electric utilities. Cable television companies, who already possess access to the customers’ premises, are entering the telecommunications market by upgrading their networks with fiber optics and installing facilities to provide fully interactive transmission of broadband voice, video and data communications. New technology permits companies to provide voice telephone services over broadband Internet connections, allowing users of these Internet services, such as Skype, to obtain communications services without subscribing to a conventional telephone line. Mobile wireless companies are deploying wireless technology as a substitute for traditional wireline local telephones. Electric utilities have existing assets (in the form of “last mile” connections to the customer’s premises), very large back-office support organizations and access to low-cost capital that could allow them to enter a telecommunications market rapidly and accelerate network development.

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

IDT CAPITAL

IDT Energy

We compete with the local utility companies in the areas where we provide service, including Con Ed, Orange and Rockland, Central Hudson, National Fuel, National Grid, Keyspan and Rochester Gas and Electric.

As of March 2006, there were 99 eligible ESCOs in New York, of which 73 were currently serving customers. In each major utility service territory there are at least 8 ESCOs serving residential natural gas customers and at least 7 ESCOs serving residential electric customers. While it is unclear whether new entrants will continue to enter these markets in such numbers, we believe ESCO competition in the residential market (which is a significant market for IDT Energy) is not as intense as in the enterprise and commercial markets because the majority of ESCOs have focused their activities on the enterprise and commercial markets.

Ethnic Grocery Brands

Vitarroz’s competitors include other companies varying in size that distribute Hispanic-oriented food products. Vitarroz’s major competitors include Goya, Iberia, La Fe and La Cena.

REGULATION

The following summary of regulatory developments and legislation is intended to describe what we believe to be the most important, but not all, current and proposed international, federal, state and local regulations and legislation that are likely to materially affect us.

REGULATION OF TELECOM IN THE UNITED STATES

Retail and Wholesale Telecommunications Services

Telecommunications services are subject to extensive government regulation at both the federal and state levels in the United States. Any violations of the regulations may subject us to enforcement penalties, including interest and penalties. The FCC has jurisdiction over all telecommunications common carriers to the extent they provide interstate or international communications services. Each state regulatory commission has jurisdiction over the same carriers with respect to their provision of local and intrastate long distance communications services. Local governments often indirectly regulate aspects of our communications business by imposing zoning requirements, permit or right-of-way procedures or franchise fees. The FCC and the International Telecommunications Union, or ITU, set certain parameters on our domestic spectrum use. Significant changes to the applicable laws or regulations imposed by any of these regulators could have a material adverse effect on our business, operating results and financial condition.

REGULATION OF TELECOM BY THE FEDERAL COMMUNICATIONS COMMISSION

The FCC has jurisdiction over all U.S. telecommunications common carriers to the extent they provide interstate or international communications services, including the use of local networks to originate or terminate such services. The FCC also has jurisdiction over certain issues relating to interconnection between providers of local exchange service and the provision of service via fixed wireless spectrum.

Universal Service

In 1997, the FCC issued an order, referred to as the Universal Service Order, that requires all telecommunications carriers providing interstate telecommunications services to periodically contribute to universal service support programs administered by the FCC (the “Universal Service Funds”). These periodic contributions are currently assessed based on a percentage of each contributor’s interstate and international end user telecommunications revenues reported to the FCC. We, and most of our competitors, pass through these Universal Service Fund contributions in the price of our services, either as a separate surcharge or as part of the base rate. In addition to the FCC universal service support mechanisms, state regulatory agencies also operate parallel universal service support systems. As a result, we are subject to state, as well as federal, universal service support contribution requirements, which vary from state to state.

Interconnection and Unbundled Network Elements

The Telecommunications Act requires ILECs to allow competitors to interconnect with their networks in a nondiscriminatory manner at any technically feasible point on their networks at cost-based prices, which are more favorable than past pricing based on the historic regulated costs of the ILEC. Since the FCC’s 1996 “Local Competition Order,” CLECs have enjoyed the right to lease unbundled network elements at rates determined by state public utility commission employing the FCC’s TELRIC (Total Element Long Run Incremental Cost) forward looking, cost-based pricing model.

The FCC’s rules governing availability of ILEC unbundled network elements to CLECs have been the subject of on-going litigation and rulemaking proceedings. In February 2005, the FCC eliminated the availability of unbundled local switching at TELRIC prices, and thereby eliminated the ability of CLECs to obtain a full “UNE Platform” that provides all elements of local dial-tone service at TELRIC prices. The FCC also limited the availability of high-capacity loops and dedicated transport elements at TELRIC prices; these elements will now be available only in particular markets that do not meet tests for the presence of competitive facilities as detailed in the FCC’s rules.

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

In April 2001, the FCC released a Notice of Proposed Rulemaking in which it proposed a “fundamental re-examination of all currently regulated forms of intercarrier compensation.” The FCC proposed that carriers transport and terminate local traffic on a bill-and-keep basis, rather than per minute reciprocal compensation charges. Several different industry groups have submitted access charge reform proposals to the FCC since the issuance of the Notice of Proposed Rulemaking. Most recently, in August 2006, the FCC sought comment on an access charge reform plan commonly referred to as the “Missoula Plan,” which was submitted by the National Association of Regulatory Utility Commissioners. While the FCC has not yet acted on any of these proposals, and it is not yet known when it will act, these proposals would result in substantial reductions in access charge payments, and some would eliminate these payments entirely over a period of time. Because we both make payments to and receive payments from other carriers for exchange of local and long distance calls, at this time we cannot predict the effect that the FCC’s determination may have upon our business.

Per Call Payphone Compensation

The Telecommunications Act requires telecommunications companies to pay per call compensation to the owners of payphones for coinless calls (toll-free calls and certain other “dial-around” calls) originating from payphones. The default rate is $0.494 per completed call. In June 2006, the FCC included a statement in an order that we believe improperly expanded the Commission’s previous definition of a “completed call,” thereby potentially exposing IDT to additional per call payphone compensation liability. Accordingly, IDT filed a petition with the FCC, asking it to clarify or reconsider its decision. The petition remains pending as of the publication date of our Annual Report.

Customer Proprietary Network Information

In 2006, the FCC increased its regulatory oversight of Customer Proprietary Network Information (“CPNI”). The Commission took this increased role in response to several high-profile cases of “pretexting,” which occurs when an individual secures, through deception, from a communications provider the private phone records of another person. IDT has a CPNI compliance policy in place and we believe we currently meet or exceed all FCC requirements for the protection of CPNI. However, we cannot be assured that we are in full compliance and if the FCC were to conclude that we were not in compliance, we could be subject to fines or other forms of sanction.

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

Regulation of Enhanced Service Providers

Under FCC rules, telecommunications services are those that transmit user information from point to point (or points) without change in form or content, while “enhanced” services either provide additional information or provide some manipulation of the form or content of the user’s transmitted information. “Enhanced service providers” are exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contributions to the Universal Service Fund. Similarly, where telecommunications service providers have offered enhanced services in addition to their telecommunications services, the FCC and state regulatory bodies have exempted the enhanced service component and its associated revenue from legacy telecommunications regulations, such as access charges and contributions to the Universal Service Fund. Some of the services that IDT provides may be characterized for regulatory purposes as enhanced services.

The FCC held in a Declaratory Ruling and Report and Order, or the “Order,” that calling cards that use Voice Over Internet Protocol to transmit telecommunications were telecommunications, not enhanced services. Consequently, the Order held that, both retrospectively and prospectively, the minutes from “IP-in-the-middle” calling cards were subject to access charges and that service providers must contribute to the Universal Service Fund based on revenue generated from such calling cards. In the Order, the FCC also held that calling cards that jointly provide enhanced and telecommunications services are to be treated as telecommunications services and thus, subject to access charges and Universal Service Fund contributions. However, for the enhanced, or menu-driven, cards, application of access charges and USF contributions would only be prospective. In the Order, the Commission also imposed several intercarrier and governmental reporting obligations. Numerous aspects of the Order are on appeal and we cannot be sure that the FCC’s conclusions and requirements will remain in effect. As a result of the Order, particularly its retroactive application for IP-in-the-middle services, we could be subject to fines, penalties or additional costs for services provided in the past, which could have a material adverse effect on our financial condition.

REGULATION OF TELECOM BY STATE PUBLIC UTILITY COMMISSIONS

Our telecommunications services that originate and terminate within the same state, including both local service and in-state long distance toll calls, are subject to the jurisdiction of that state’s utility commission. The Telecommunications Act of 1996 generally preempts state statutes and regulations that prevent the provision of competitive services, but permits state utility commissions to regulate the rates, terms and conditions of intrastate services, so long as such regulation is not inconsistent with the requirements of federal law. IDT is certified to provide facilities-based and/or resold long distance service in all 50 states and facilities-based and resold local exchange service in 45 states. In addition to requiring certification, state regulatory authorities may impose tariff and filing requirements, consumer protection measures, and obligations to contribute to universal service and other funds. Rates for intrastate switched access services, which we both pay to local exchange companies and collect from long-distance companies for originating and terminating in-state toll calls, are subject to the jurisdiction of the state commissions. State commissions also have jurisdiction to approve negotiated rates, or establish rates through arbitration, for interconnection, including rates for unbundled network elements. Changes in those access charges or rates for unbundled network elements could have a substantial and material impact on our business.

REGULATION OF TELECOM—INTERNATIONAL

International Licensing for Telecommunications Services

In connection with our international operations, we have obtained licenses or are otherwise authorized to provide telecommunications services in various foreign countries. We have obtained licenses or authorizations in Argentina, Austria, Belgium, Canada, Denmark, Germany, Greece, Hong Kong, Italy, Ireland, Japan, Mexico, the Netherlands, Peru, Portugal, Singapore, Spain, Sweden, Switzerland and the United Kingdom. In numerous countries where we operate or plan to operate, we are subject to many local laws and regulations that, among other things, may restrict or limit the ability of telecommunications companies to provide telecommunications services in competition with state-owned or state-sanctioned dominant carriers.

INTERNET TELEPHONY

The use of the Internet and private IP networks to provide a voice communications services is a relatively recent market development. Although the provision of such services is currently permitted by United States law and largely unregulated within the United States, several foreign governments have adopted laws and/or regulations that could restrict or prohibit the provision of voice communications services over the Internet or private IP networks. More aggressive regulation of the Internet in general, and Internet telephony providers and services specifically, may materially and adversely effect our business.

On March 10, 2004, the FCC initiated a broad rulemaking proceeding concerning the provision of voice and other services and applications utilizing Internet Protocol technology. While the Commission has not released an order in this proceeding, it has addressed some of the questions raised by the rulemaking in subsequent proceedings. Although the Commission has not adopted a formal definition of “VoIP,” we use the term generally to include any IP-enabled services offering real-time, multidirectional voice functionality, including, but not limited to, services that mimic traditional telephony.

In June 2005, the FCC adopted rules requiring providers of VoIP services to provide 911 emergency access. In August 2005, the FCC rules that these providers must design their systems to facilitate authorized wiretaps pursuant to the Communications Assistance to Law Enforcement Act. Net2Phone’s cable telephony offers 911 service to its end user customer and to its wholesale interconnected VoIP provider customers. Net2Phone will continue to develop technologies that may be able to support emergency access and enhanced services.

In June 2006, the FCC announced that interconnected VoIP providers, such as Net2Phone, would be required to contribute to the USF on an interim basis, beginning October 2006. The Commission permitted interconnected VoIP providers to determine their USF contribution according to one of three different calculation methods. The Commission also concluded that interconnected VoIP providers would not be eligible for a carrier’s carrier exemption (i.e., that USF contributors do not have to remit USF on the purchase of wholesale telecommunications services) until April 2007. Implementation of the regulatory requirements compelled by the Commission’s action take considerable time and cost, and we cannot guarantee that we have implemented these requirement fully. If we fail to report our revenue and remit USF on that revenue accurately, we may be subject to late fees, penalties or other actions, which could negatively affect our business.

Recent action by the FCC has also expanded the possibility that our interconnected VoIP services may become subject to state regulation, which will likely lead to higher costs and reduce or eliminate the competitive advantage interconnected VoIP holds over traditional telecommunications services.

REGULATION OF SPECTRUM

The FCC regulates the grant, administration, and renewal of spectrum licenses in the United States. The FCC and the International Telecommunications Union (ITU) also regulate a variety of spectrum interference, coordination, and power emission standards and authorizations. IDT Spectrum holds certain spectrum licenses and provides service over that spectrum. Some significant areas of regulation include:

Secondary Spectrum Markets: Spectrum Leasing

On May 15, 2003, the FCC adopted rules designed, in part, to assist in creating a national secondary market in spectrum leasing. On July 8, 2004 the FCC adopted a 2nd Report and Order, Order on Reconsideration, and Second Further Notice of Proposed Rulemaking to further streamline the rules governing secondary spectrum markets and to request further comments about additional future rule changes. Among other things, the FCC installed unprecedented “immediate approval” processes for certain de facto spectrum leases, which essentially means that an eligible license holder, like IDT Spectrum, may lease the same spectrum to multiple users, provided those users are aware that the arrangement is non-exclusive. Additionally, the FCC allows an eligible license holder to issue leases that allow splitting spectrum usage over frequency, space and time.

Renewal of 39 GHz and 28 GHz LMDS Licenses

Most of IDT Spectrum’s area-wide 39 GHz licenses possess a 10-year term expiring on October 18, 2010. Our remaining 39 GHz licenses expire at various times between November 2006 and August 2015, and IDT Spectrum filed an application with the FCC requesting a waiver and an extension of the license period to October 2010 for 103 39 GHz Rectangular Service Area licenses whose term expires on or before the end of the calendar year 2007. The term of IDT Spectrum’s New York City LMDS license ended in February 2006, and IDT Spectrum filed an application with the FCC requesting a waiver and an extension of the license period to October 2010. The renewal dates of our 15 other LMDS licenses are in 2008. The FCC’s stated policy for renewal of licenses in these bands is that licensees will have a renewal expectancy if they demonstrate substantial service during the initial license periods. The FCC’s application of substantial service criteria cannot be predicted and we cannot be assured that the FCC will renew any or all of our licenses. A failure by the FCC to renew our licenses in major markets could have a material adverse effect on those businesses.

REGULATION OF ENERGY

IDT Energy operates in an evolving market, affected by the actions of governmental agencies, mostly on the state level, and other organizations (such as ISOs). While New York State is considered a leader in the restructuring of the energy industry from regulated vertically-integrated monopolies to competitive markets, IDT Energy may be subject to new laws or regulations or the revision or interpretation of existing laws or regulations.

INTELLECTUAL PROPERTY

We rely on a combination of patents, copyrights, trademarks, domain name registrations and trade secret laws in the United States and other jurisdictions and contractual restrictions to protect our intellectual property rights and our brand names. All employees of IDT sign confidentiality agreements. These agreements provide that the employee may not use or disclose confidential company information except as expressly permitted in connection with the performance of his or her duties for the company, or in other limited circumstances. These agreements also state that, to the extent rights in any invention conceived of by the employee while employed by us do not vest in the company automatically by operation of law, the employee is required to assign his or her rights to us.

IDT owns more than 300 trademark and service mark registrations and pending applications in the United States and additional registrations abroad. Where deemed appropriate, we have filed patent applications in an effort to protect our patentable intellectual property. IDT’s business units now have over 79 issued patents and 69 patent applications pending in the United States and abroad. Excluding those issued to Net2Phone, discussed below, we own six issued patents and 20 patent applications in the United States and 16 patents issued abroad with more than 18 patent applications pending abroad.

Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in every country in which our products and services are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

Companies in the telecommunications industry and other industries in which we compete own large numbers of patents, copyrights and trademarks and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property claims against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use.

IDT Capital

IDT Capital currently owns a combined total of 16 pending patent applications in the United States and in various countries abroad that relate to either business operations it oversees or businesses-in-development. IDT Capital also owns, or has licenses to, certain trademark and service mark registrations and pending applications in the United States and additional registrations abroad.

IDT Solutions

IDT Solutions currently owns three issued patents and one pending patent application in the United States as well as 15 foreign patents and eight foreign patent applications pending in various countries abroad.

Net2Phone

Net2Phone currently owns 33 issued patents and has over 24 pending patent applications in the United States. Net2Phone has 25 foreign issued patents, and over seven patent applications pending abroad. Many of these patents relate to VoIP communications.

On June 1, 2006, we filed a complaint in the United States District Court for the District of New Jersey alleging that eBay, Inc., Skype Technologies SA, Skype, Inc. and several as-of-yet-unidentified business entities (collectively, “Skype”) infringed a patent owned by us. Our complaint was amended to include claims for Skype’s alleged infringement of additional patents, all owned by us. The lawsuit seeks, among other things, an injunction enjoining Skype from infringing these patents and monetary damages in connection with Skype’s alleged infringement. Skype has answered the complaint and served declaratory judgment counter-claims of the patents.

Net2Phone owns more than 22 trademark and service mark registrations in the United States. Net2Phone owns more than 135 trademark and service mark registrations and pending applications in various foreign countries. Net2Phone’s most important mark is “NET2PHONE”. Net2Phone has made a significant investment in protecting this mark, and Net2Phone believes it has achieved recognition in the United States and abroad. Net2Phone is currently engaged in an international filing program to file trademark applications for trademark registrations of the mark NET2PHONE in a number of foreign countries.

INTERNATIONAL SALES

In fiscal years 2006, 2005 and 2004, revenue from customers located outside of the United States accounted for approximately 31%, 27%, and 21% of our total revenues, respectively. We anticipate that revenues from international customers will continue to account for a significant percentage of our total revenues.

EMPLOYEES

As of October 1, 2006, we had a total of approximately 3,000 employees.

Item 1A. Risk Factors.

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

The worldwide telecommunications industry has been characterized in recent years by intense price competition, which has resulted in a significant decline in both our average per-minute price realizations and our average per-minute termination costs as well as more recent decreases in revenue in our calling cards division. Many of our competitors in all of the retail telecommunications market segments in which we operate are aggressively pricing their services. This has led to continued erosion in pricing power, both in our retail and wholesale markets, and we have generally had to pass along any savings we achieve on our per minute costs to our customers in the form of lower prices. Any increase by us in pricing may result in our prices not being as attractive, which may result in a reduction of revenue. Although our gross margins have recently increased on our prepaid calling cards because of an increase in our pricing, this increased pricing, along with other competitive factors, has caused revenue generated by our prepaid calling cards to decrease. If this trend continues or intensifies, it could have a material adverse effect on the revenues generated by our telecommunications business lines or our ability to maintain our margins.

Because our calling cards generate the bulk of our revenue, our growth and our results of operations are substantially dependent upon continuing growth in this business, and we face significant competition.

During fiscal 2006, calling cards accounted for 59.8% of IDT Telecom’s revenues and 52.7% of our total consolidated revenues. Accordingly, our results of operations and future growth depend on the performance of this business. We compete in the prepaid calling card market with many of the established facilities-based carriers, such as AT&T (now owned by SBC), MCI (now owned by Verizon) and Sprint. These companies are substantially larger and have greater financial, technical, engineering, personnel and marketing resources, longer operating histories, greater name recognition and larger customer bases than we do. The use by these competitors of their resources could significantly impact our ability to compete successfully.

In addition to these larger competitors, we face significant competition from smaller calling card providers, who from time-to-time offer rates that are substantially below our rates, and in some instances below what we believe to be the cost to provide the service, in order to gain market share. This type of pricing by one or more competitors can adversely affect our revenues, as they gain market share at our expense, and our gross margins, if we lower rates in order to better compete.

The continued growth of the use of wireless services, largely due to lower pricing of such services, has adversely affected the sales of our prepaid calling cards as customers migrate from using prepaid calling cards to wireless services. We expect pricing of wireless services to continue to decrease, resulting in increased substitution by wireless services for prepaid calling cards and increased pricing pressure on our prepaid calling cards.

If we are not able to increase or maintain our sales of prepaid calling cards, our overall growth rates and results of operations could suffer. Further, if our competitors determine to utilize their greater resources or operate at lower levels of profitability in order to more aggressively market their products and services, this significant portion of our revenues and profitability could be adversely affected.

We may not be able to obtain sufficient or cost-effective termination capacity to particular destinations.

Most of our telecommunications traffic is terminated through third-party providers. In order to support our minutes-of-use demands and geographic expansion, we may need to obtain additional termination capacity or destinations. We may not be able to obtain sufficient termination capacity from high-quality carriers to particular destinations or may have to pay significant amounts to obtain such capacity. This could result in our not being able to support our minutes-of-use demands or in a higher cost-per-minute to particular destinations, which could adversely affect our revenues and margins.

The termination of our carrier agreements with foreign partners or our inability to enter into carrier agreements in the future could materially and adversely affect our ability to compete in foreign countries, which could reduce our revenues and profits.

We rely upon our carrier agreements with foreign partners in order to provide our telecommunications services to our customers. These carrier agreements are for finite terms and, therefore, there can be no guarantee that these agreements will be renewed. Our ability to compete in foreign countries would be adversely affected if our carrier agreements with foreign partners were terminated or we were unable to enter into carrier agreements in the future to provide our telecommunications services to our customers, which could result in a reduction of our revenues and profits.

Our customers, particularly our wholesale carrier customers, could experience financial difficulties, which could adversely affect our revenues and profitability if we experience difficulties in collecting our receivables.

As a wholesale provider of international long distance services, we depend upon sales of transmission and termination of traffic to other long distance providers, and the collection of receivables from these customers. Since 2002, several of these customers have declared bankruptcy or otherwise faced financial difficulties. Even as this segment of the industry has stabilized somewhat over the past two years, the wholesale market continues to feature many smaller, less financially stable companies. If continued weakness in the telecommunications industry reduces our ability to collect our accounts receivable from our major customers, particularly our wholesale carrier customers, our profitability may be substantially reduced. While our most significant customers vary from quarter to quarter, our five largest wholesale carrier customers accounted for 5.1% of our total consolidated revenues in fiscal 2006 compared with 5.6% in fiscal 2005. This concentration of revenues increases our exposure to non-payment by our larger customers, and we may experience significant write-offs related to the provision of wholesale carrier services if any of our large customers fail to pay their outstanding balances, which could adversely affect our revenue base and profitability.

Our revenues will suffer if our distributors and sales representatives, particularly Union Telecard Alliance, LLC, fail to effectively market and distribute our prepaid calling card products and other services.

We rely on our distributors and representatives for marketing and distribution of our prepaid calling card products and other services. We hold a 51% ownership interest in Union Telecard Alliance, LLC, or UTA, which utilizes a network of more than 1,000 sub-distributors (ranging from large companies to sole proprietors) that sell to over 250,000 retail outlets throughout the United States to distribute our prepaid calling cards. Subject to provisions of early termination, our exclusive distribution agreement with UTA is set to expire on April 25, 2007. Management expects and intends to renew this agreement in some format upon its expiration, and to continue the distributor relationship with UTA. In foreign countries, we are dependent upon our distributors and independent sales representatives, many of which also sell services or products of other companies. As a result, we cannot control whether these foreign distributors and sales representatives will devote sufficient efforts to selling our services. In addition, we may not succeed in finding capable retailers and sales representatives in new markets that we may enter. If our distribution agreement with UTA is not extended or our distributors or sales representatives fail to effectively market or distribute our prepaid calling card products and other services, our ability to generate revenues and grow our customer base could be substantially impaired.

Increased competition in the consumer and business telephone market, particularly from the regional bell operating companies, or RBOCs, and cable operators, could limit our ability to grow, and accelerate revenue declines and profit declines in that area.

We offer stand-alone long distance phone service to residential and business subscribers throughout the United States and we offer local service, bundled with long distance service, to residential subscribers in 13 states. The U.S. consumer phone services industry is characterized by numerous entities competing for a relatively static number of customers, leading to a high customer turnover rate because customers frequently change service providers in response to offers of lower rates or promotional incentives. Competition in the United States to provide phone services is intense. Our primary competitors in the long distance market include major long distance carriers and the RBOCs. The four RBOCs are (i) BellSouth, (ii) AT&T/SBC Communications, (iii) Qwest and (iv) Verizon (which now includes MCI). Each of the RBOCs continues to enjoy a virtual monopoly as the Incumbent Local Exchange Carrier, or ILEC, in its respective territory and the RBOCs are well funded. In a battle for market share, the RBOCs have considerable resources and we expect the RBOCs to continue to increase their share of the long distance market. Some of our competitors offer products and services available as part of their bundled service offerings, such as wireless services and high speed Internet access, that we do not presently offer as a bundled service offering.

We also compete in the consumer phone services market with cable operators. Many cable operators market their cable telephony product as a VoIP service, so they do not charge certain fees, such as the Subscriber Line Charge and the Federal Excise Tax, to subscribers, thus permitting the cable operators to provide their service at highly competitive rates. Cable operators also offer television and high-speed Internet access along with their telephony product, providing a “one stop shopping” service. In addition, we are at a disadvantage vis-à-vis cable operators because cable operators have their own network and are not reliant on ILEC facilities to provide service and are not affected by regulatory uncertainty facing access to and the cost of ILEC facilities. In particular, we face an additional competitive challenge because Cablevision and Time Warner—two cable operators that have been particularly aggressive in rolling out a cable telephony product—have clusters of cable franchises that overlap areas where a high percentage of our local telephony subscribers are located.

In the consumer phone services market, we also compete with “stand-alone” VoIP operators, who provide service over a customer’s existing broadband Internet connection. While these operators have captured a relatively small portion of the overall market to date, their share is growing.

We rely on the RBOCs for access to our consumer customers’ premises, and if that access is not maintained our ability to offer that service will be constrained.

We rely on utilizing the RBOCs’ networks to gain access to our customers’ premises to provide the local portion of our bundled local and long distance services. That access was previously assured by the UNE-P rules of the Federal Communications Commission, or FCC, which mandated that the RBOCs make their networks available to alternate service providers, such as us, at set rates. In February 2005, the FCC effectively repealed the UNE-P rules, which has constrained our ability to compete. We have entered into agreements with Verizon, AT&T/SBC and BellSouth granting us access to their respective networks, albeit at higher rates than we paid under the UNE-P system. This has impaired our overall ability to offer our bundled service and has led to a decline in our consumer phone services business and our overall revenues. Further, as the consumer bundled service has higher margins than does most of our other telecom offerings, the decrease in the proportions of our overall revenues from that source has negatively affected our overall profit margins.

RISKS RELATED TO NET2PHONE

We may not be able to integrate Net2Phone’s existing operations and network into those of IDT Telecom without experiencing significant difficulties.

We are in the process of integrating Net2Phone’s existing operations, including its network for international termination of telecom minutes and its VoIP product lines and services, into IDT Telecom, a process that we believe should conclude in fiscal 2008. In the process, we may experience significant difficulties and may not be able to complete the process within the expected timeframe. We expect to migrate some or all of the traffic from IDT Telecom’s network onto Net2Phone’s network to take advantage of benefits associated with an IP-based network. We also cannot be assured that Net2Phone’s network can be expanded as much as we expect. If we experience these or other difficulties, our business, financial condition and results of operations may be materially and adversely affected.

Pricing pressures and increasing use of VoIP technology may lessen Net2Phone’s competitive pricing advantage.

Net2Phone’s business is based partly on its ability to provide discounted voice services by taking advantage of cost savings achieved by carrying voice traffic employing VoIP packet switched technologies, as compared to carrying calls over traditional circuit switched networks. In recent years, the price of telephone service has generally fallen. The price of telephone service may continue to fall for various reasons, including the adoption of VoIP technology by other communications carriers. Many carriers have adopted pricing plans such that the rates that they charge are not always substantially higher than the rates that Net2Phone charges for similar service. In addition, other providers of long distance services are offering unlimited or nearly unlimited use of some of their services for a competitive monthly rate. The overall effect of these developments may be to reduce the price of local and long distance calls to a point where VoIP providers such as Net2Phone no longer have a price advantage. Net2Phone would then have to rely on factors other than price to differentiate its product and service offerings, which it may not be able to do. If it is not able to do so, Net2Phone’s business, financial condition and results of operations may be materially and adversely affected.

Net2Phone depends and plans to increasingly depend on its international operations, which subject it to geographic regulatory and business uncertainties.

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

RISKS RELATED TO IDT ENERGY

In the event that certain best practices with which we comply were to be revised, it could disrupt our operations and adversely affect our results operations.

Certain “best practices” have been recommended by the New York Public Service Commission and implemented in several utility service territories in which IDT Energy operates. These practices include: ESCO referral programs, purchase of receivables, access to customer data, and alignment of utility incentives. In particular, we participate in a program under which certain utilities offer guarantees of customer receivables in exchange for a percentage, generally less than or equal to 1.5%, of the total receivables of their customers in region. This program is a key component of our control of bad debt risk in our ESCO business. In the event that any of these best practices were to be revised by the Commission or the individual utilities, we would need to adjust IDT Energy’s current strategy regarding customer acquisition and continuation of focus on the growth of our customer base. Any failure to properly respond to changing conditions could adversely affect our results of operations and profitability.

Our current strategy with respect to our energy business is based on current conditions and assumptions which could change or prove to be incorrect.

Our current approach to the ESCO business is to aggressively seek to add customers through active marketing. We believe that is the proper strategy based on market conditions, the financial results of the business and our ability to manage our costs and risk profile. All of those factors are subject to change based on changes in the relatively young industry, weather conditions and the prices for energy which are subject to market, geopolitical and other factors out of our control. Milder weather than expected could reduce demand for our services. While we seek to pass along increases in energy costs to our customers, we may not always be able to do so. Any changes in these factors, or if the industry development changes significantly, could have an adverse effect on the revenues, profitability and growth of this business or call into question the viability of our current growth strategy.

The ESCO business, and our participation in this market, is relatively new and evolving factors could adversely impact the market and our performance.

The ESCO business grew out of the deregulation of the energy market in the State of New York, which only began in 2000. Further, IDT only entered the market in 2004. Accordingly, the entire market is still evolving and we are continuing to hone our operations and strategy. We cannot predict how the market will develop or if our focus on customer acquisition and growth will prove to be the proper strategy. If our presumptions prove to be incorrect, the results of operations of this business could be adversely affected.

RISKS RELATED TO OUR FINANCIAL PERFORMANCE AND GROWTH STRATEGY

We have incurred significant losses since our inception, which could cause the trading price of our stock to decline.

We have incurred significant losses since our inception. During fiscal 2006, we had a consolidated net loss of $178.7 million. If we are not able to achieve overall profitability or maintain any profitability that we do achieve, the trading price of our stock could be negatively affected.

Our growth strategy depends, in part, on our acquiring complementary businesses and assets and expanding our existing operations, which we may be unable to do.

Our growth strategy is based, in part, on our ability to acquire businesses and assets that are complimentary to our existing operations. We may also seek to acquire other businesses. The success of this acquisition strategy will depend, in part, on our ability to accomplish the following:

•	identify suitable businesses or assets to buy;
•	complete the purchase of those businesses on terms acceptable to us;
•	complete the acquisitions in the time frame we expect;
•	improve the results of operations of the businesses that we buy and successfully integrate their operations into our own; and
•	avoid or overcome any concerns expressed by regulators, including antitrust concerns.

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

Our acquisition program and strategy may lead us to contemplate acquisitions of companies in distress or in bankruptcy, which entail additional risks and uncertainties. Such risks and uncertainties include, without limitation, that, before assets may be acquired, customers may leave in search of more stable providers and vendors may terminate key relationships. Also, assets are generally acquired on an “as is” basis, with no recourse to the seller if the assets are not as valuable as may be represented. Finally, while distressed or bankrupt companies may be acquired for comparatively less money, the cost of continuing the operations may significantly exceed expectations.

We have in the past used, and may continue to use, our capital stock as payment for all or a portion of the purchase price for acquisitions. If we issue significant amounts of our capital stock for such acquisitions, this could result in substantial dilution of the equity interests of our stockholders.

We hold significant cash, cash equivalents and marketable securities that are subject to various market risks.

As of July 31, 2006, we had approximately $514.8 million of cash, cash equivalents and marketable securities. In addition, as of that date we had cash, cash equivalents and marketable securities of approximately $60.7 million included in the assets of our discontinued operations. As discussed below in the Quantitative and Qualitative Disclosure of Market Risk section, due to the variety of financial instruments that we hold we are exposed to various market risks. In particular, we are exposed to changes in interest rates primarily from our investments in cash equivalents and marketable debt securities. Furthermore, we hold a small portion of our total asset portfolio in hedge funds for speculative and strategic purposes; as of July 31, 2006, the carrying value of our investments in such hedge funds was approximately $31.2 million. This carries a significant degree of risk, as there can be no assurance that hedge fund managers will be able to accurately predict the course of price movements of securities and other instruments and, in general, the securities markets have in recent years been characterized by great volatility and unpredictability. As a result of these different market risks, our holdings of cash, cash equivalents and marketable securities, as well as our hedge funds portfolio, could be materially and adversely affected.

INTELLECTUAL PROPERTY AND REGULATORY RISKS

We may be adversely affected if we fail to protect our proprietary technology.

We depend on proprietary technology and other intellectual property rights in conducting our various business operations. We rely on a combination of patents, copyrights, trademarks and trade secret protection and contractual rights to establish and protect our proprietary rights. Failure of our patents, copyrights, trademarks and trade secret protection, non-disclosure agreements and other measures to provide protection of our technology and our intellectual property rights could enable our competitors to more effectively compete with us and have an adverse effect on our business, financial condition and results of operations.

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

From time to time we may be subject to claims and legal proceedings from third parties regarding alleged infringement, by us, of trademarks, copyrights, patents and other intellectual property rights. Such suits can be expensive and time consuming and could distract us and our management from focusing on our businesses. Further, loss of such suits could result in financial burdens and the requirement to modify our modes of operation.

IDT is subject to tax and regulatory audits which could result in the imposition of liabilities that may or may not have been reserved against.

IDT is subject to audit by taxing and regulatory authorities with respect to certain of its income and operations. These audits can cover periods for several years prior to the date the audit is undertaken and could result in the imposition of liabilities, interest and penalties if IDT’s positions are not accepted by the auditing entity. Our financial statements contain reserves against certain of such liabilities, but we do not reserve against liabilities that we do not reasonably expect to be imposed. For example, as disclosed elsewhere in this Annual Report, in February 2006, we were notified that USAC had issued an audit report with respect to our liability with respect to payments to the USF. We are challenging the conclusions reached and certain actions taken with respect to that audit, have reserved certain amounts in respect of prior periods and, pending resolution of the matter, will accrue in accordance with USAC’s methodology.

The Internal Revenue Service, in the ordinary course of business, may audit some or all of our tax filings. The IRS has recently concluded an audit for our fiscal year 2000, the findings of which were substantially consistent with our previously filed returns. The IRS has commenced an audit of IDT covering its fiscal years 2001, 2002, 2003 and 2004. IDT’s pre-tax income (loss) for those years was $741.8 million, $(281.2) million, $(91.4) million and $(99.6) million, respectively.

Imposition of additional liabilities as a result of tax and regulatory audits could have an adverse affect on our results of operations, cash flows and financial condition.

Federal, state, local and international government regulations may reduce our ability to provide services or make our business less profitable.

We are subject to varying degrees of regulation by federal, state, local and foreign regulators. The implementation, modification, interpretation and enforcement of these laws and regulations vary and can limit our ability to provide many of our services. Our ability to compete in our target markets depends, in part, upon favorable regulatory conditions and the favorable interpretations of existing laws and regulations. For example, the FCC’s rules governing availability of ILEC unbundled network elements to CLECs have been the subject of on going litigation and rulemaking proceedings. In February 2005, the FCC eliminated the availability of unbundled local switching at TELRIC prices, and thereby eliminated the ability of CLECs to obtain a full “UNE Platform” that provides all elements of local dial-tone service at TELRIC prices. The FCC also limited the availability of high-capacity loops and dedicated transport elements at TELRIC prices; these elements will now be available only in particular markets that do not meet tests for the presence of competitive facilities as detailed in the FCC’s rules. These changes have resulted in higher wholesale rates and may impair our ability to offer local phone service at competitive rates.

In addition, pursuant to rules adopted by the FCC, our consumer phone services business is required to contribute to the Universal Service Fund. The FCC has proceedings underway to evaluate possible changes to the current rules for assessing contributions for the Universal Service Fund. Any change in the current assessment calculation procedure could result in higher fees payable by our consumer phone services business and could adversely affect our revenues and margins in consumer phone services.

On February 10, 2006, Universal Service Administrative Company, or USAC, notified us that it issued an Audit Report from its Internal Audit Division, or IAD. In calendar year 2005, the IAD audited our FCC Form 499-A filings for calendar years 2000 through 2004 related to the payments to the Universal Service Fund, and concluded that we incorrectly reported certain revenues on its Forms 499-A. USAC directed IDT to refile its Forms 499-A for calendar years 2002 through 2004 in a manner consistent with the IAD’s findings. We did not refile its Forms 499-A, as we believed the IAD was mistaken in certain conclusions regarding the treatment of our revenue. USAC, however, filed the forms on our behalf, which we believe to be impermissible under the FCC’s rules and regulations.

We filed with the FCC a “Request for Review” of the Audit Report, which remains pending as of the date we are filing this Annual Report. We have estimated that USAC’s revisions to our filing methodology would result in approximately $26.1 million in additional regulatory payments for the years covered by the audit, which we have accrued. Because we believe in the accuracy of our filing methodology and our Request remains pending, we have not revised our methodology for post-audit Form 499-A filings. We have accrued for all regulatory fees we believe may be incurred under IAD’s methodology from 2002 through the present in the event our Request is denied and/or our methodology is not upheld on appeal. The accrual amount for the years covered by the audit and subsequent years, as of the date of this Annual Report, is $57.0 million. Until a final decision has been reached in our dispute, we will continue to accrue in accordance with IAD’s methodology. Our total accrual will likely continue to increase unless we remit certain regulatory payment to avoid late fees and/or penalties in spite of our pending appeal. If we do not properly calculate, or have not properly calculated, the amount payable by us to the Universal Service Fund, we may be subject to interest and penalties.

We are subject to various taxes, fees and charges imposed pursuant to the different regulations to which we are subject. We believe that the reserves we have allocated for such taxes, fees and charges are adequate, but there can be no assurance that our assumptions and calculations used in determining the size of the reserves will be agreed with by the applicable regulatory bodies. In addition, such reservations and the amounts we are obligated to pay are based upon our positions under, and the interpretations we have taken of, complex regulatory schemes. Any changes to such regulations—or in our business that affect our positions under such regulations—could result in an increase in the amounts we are obligated to pay (on a prospective basis and, potentially, retroactively), and could have an adverse effect on our financial condition. For example, as a result of the overwhelming percentage of our traffic that is terminated in international destinations we may qualify for specific treatment in respect of certain regulatory fees. A shift in the mix of international and domestic traffic we carry, or a downturn in our calling card business which has a higher international component than some of our other operations, may affect this treatment and the profitability of our calling card business could suffer.

We may become subject to increased price competition from other carriers due to federal regulatory changes in determining international settlement rates.

Revenues from, and payments made in connection with, international service reflect payments under agreements between us and foreign telecommunications administrations or private carriers, which are influenced by the guidelines of the international tariff and trade regulations and cover virtually all international calls to and from the United States. Various factors, including declining settlement rates, could affect the amount of net settlement payments from carriers to us in future years. These include changes in the proportion of outgoing as opposed to incoming calls. Any federal regulatory change to international telecommunications policy and/or settlement rates, may adversely affect our revenues costs and profitability.

Federal and state regulations may be passed that could harm Net2Phone’s business.

Net2Phone’s ability to provide VoIP communications services at attractive rates arises in large part from the fact that VoIP services are not currently subject to the same level of regulation as traditional, switch-based telephony. As such, VoIP providers can currently avoid paying some of the charges that traditional telephone companies must pay. Local exchange carriers are lobbying the FCC and the states to regulate VoIP on the same basis as traditional telephone services. Congress, the FCC and several states are examining this issue. If these regulators decide to increased VoIP regulations, they may impose surcharges, taxes or additional regulations upon providers of Internet telephony. These surcharges could include access charges payable to local exchange carriers to carry and terminate traffic or other charges and fees. The imposition of any such additional fees, charges, taxes and regulations on IP communications services could materially increase our costs and may limit or eliminate our competitive pricing advantages. In addition, we expect that regulations requiring compliance with the Communications Assistance for Law Enforcement Act (CALEA), or provision of 911 services required for traditional telecommunications providers, could place a significant financial burden on us depending on the technical changes required to accommodate the requirements. As a result of recent FCC actions regarding interconnect VoIP, we believe states may attempt to impose new or additional regulatory obligations and require us to pay additional charges and taxes. As a result, our business, financial condition and results of operations could be materially and adversely affected.

Net2Phone’s ability to offer services outside the United States is subject to the local regulatory environment, which may be unfavorable, complicated and often uncertain.

Regulatory treatment of Internet telephony outside the United States varies from country to country. We distribute our products and services through resellers that may be subject to telecommunications regulations in their home countries. The failure of these resellers to comply with these laws and regulations could reduce our revenue and profitability. Because of our relationship with the resellers, some countries may assert that we are required to register as a telecommunications carrier in that country. In such case, our failure to do so could subject us to regulatory action such as fines or penalties. In addition, some countries are considering subjecting VoIP services to the regulations applied to traditional telephone companies. Regulatory developments such as these could have a material adverse effect on our operating results.

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

New regulations may increase Net2Phone’s cost of doing business and subject it to additional liability.

We expect that Net2Phone’s need to comply with new regulations will increase its costs of doing business, which means it may need to raise its prices or lower its margins. This could adversely affect its ability to be competitive and to become profitable. In addition, as we begin to offer new products and services the failure of such products and services to perform or function properly may also subject us to legal claims or actions from our customers.

New and existing laws may cover areas that impact our business and include, but are not limited to:

•	sales, excise and other taxes;
•	user privacy;
•	pricing controls;
•	export and international commerce related transactions;
•	characteristics and quality of products and services;
•	consumer protection; and
•	encryption.

While we expect additional regulation of our industry in some or all of these areas, and we expect continuing changes in the regulatory environment as new and proposed regulations are reviewed, revised and amended, we cannot predict with certainty what impact new laws in these areas will have on us, if any. For a complete discussion of what we believe are the most material regulations impacting our business, see “Business—Regulation” included elsewhere in this Annual Report on Form 10-K.

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

Howard S. Jonas, our Chairman of the Board and founder, has voting power over 11,642,130 shares of our common stock (which includes 9,816,988 shares of our Class A common stock, which are convertible into shares of our common stock on a 1-for-1 basis) and 6,084,196 shares of our Class B common stock, representing approximately 63.4% of the combined voting power of our outstanding capital stock, as of October 5, 2006. Mr. Jonas is able to control matters requiring approval by our stockholders, including the election of all of the directors and the approval of significant corporate matters, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence the management of our Company is limited.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are located in Newark, New Jersey in an approximately 484,000 square foot facility that we occupy under a lease that expires in 2019. Our headquarters house our executive offices, administrative, finance and marketing functions, carrier and customer service departments and our various developing operations, and serve as the headquarters for each of our operating segments. We, along with a 20% partner, have purchased a 120,000 square foot building near our Newark headquarters which we partially lease to third parties, and which could be further utilized by us for any eventual expansion of our headquarters.

We also occupy space in both leased and owned properties in New Jersey, Los Angeles, California, and other locations in metropolitan areas primarily to house telecommunications equipment.

We lease office space in Washington, DC for federal legal and government relations personnel. WMET’s studio also shares this space.

We own a building of approximately 45,000 square feet in Puerto Rico, 50% of which houses one of our call center operations and 50% of which is leased to a third party.

We maintain our European headquarters in London, England (corporate and carrier operations) and Dublin, Ireland (retail operations). We also maintain various international office locations and telecommunications facilities in portions of Europe, South America, Central America, Asia and Africa where we conduct operations.

We own approximately 33,750 square meters of a building in Jerusalem that houses one of our call centers and other operations.

IDT Capital has made investments in occupied real estate properties, which are discussed under the heading “Business” above.

Item 3. Legal Proceedings.

On May 5, 2004, we filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. We alleged that the defendants breached a settlement agreement that they had entered into with us to resolve certain disputes and civil actions among the parties. We alleged that the defendants did not provide us, as required under the settlement agreement, free of charge and for our exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement) on a global undersea fiber optic network that TyCom Ltd. was deploying at that time. In June 2004, Tyco International (US) Inc. and Tyco Telecommunications (US) Inc. asserted several counterclaims against us, alleging that we breached the settlement agreement and are liable for damages for allegedly refusing to accept the defendants’ offer regarding the Wavelengths referenced in the settlement agreement and for making a public statement that Tyco failed to provide us with the use of its Wavelengths. The parties are engaged in pre-trial discovery.

On or about August 27, 2003, Aerotel, Ltd., Aerotel U.S.A., and Aerotel U.S.A., LLC (“Aerotel”) filed a complaint against us in the United States District Court, Southern District of New York, seeking damages for alleged infringement of a patent. We filed several motions, including a motion seeking to disqualify plaintiff’s counsel; a motion to dismiss; and a motion for partial summary judgment, each of which Aerotel opposed. The Judge has not yet ruled on the pending motions. The parties are engaged in discovery.

On March 29, 2004, D. Michael Jewett (“Jewett”), a former employee whose employment we terminated less than seven months after he was first hired, filed a complaint against us in the United States District Court, District of New Jersey, following his termination. The complaint alleges (i) violations of the New Jersey Anti-Racketeering Statute; (ii) violations of the New Jersey Conscientious Employee Protection Act (“CEPA”); (iii) violations of the New Jersey Law Against Discrimination (“LAD”); (iv) common law defamation; and (v) New Jersey common law intentional infliction of emotional distress. Jewett is seeking damages of $31 million, plus attorneys’ fees. The Court dismissed claim (i) and a portion of claim (iii) described above; and narrowed claims (ii), (iv), and a portion of claim (iii) described above. On January 25, 2006, Jewett filed an amended supplemental pleading which we moved to dismiss. Plaintiff opposed our motion. We await the Court’s decision. The parties commenced limited discovery.

On or about April 1, 2004, Jewett sent a copy of his complaint to the United States Attorney’s Office because in his complaint, Jewett alleged, among other things, that improper payments were made to foreign officials in connection with an IDT Telecom contract. As a result, the Department of Justice, the Securities and Exchange Commission and the United States Attorney in Newark, New Jersey have been investigating this matter. We and the Audit Committee of our Board of Directors have also made independent investigations, conducted by outside counsel, regarding certain of the matters raised in the Jewett complaint and in these investigations. Neither our nor the Audit Committee’s investigation has found any evidence that we made any such improper payments to foreign officials. We continue to cooperate with these investigations.

On or about July 21, 2006, Rates Technology, Inc. filed a complaint (and on August 17, 2006, an amended complaint) against us in the United States District Court, Eastern District of New York (Long Island), seeking, among other things damages and injunctive relief for alleged infringement of certain patents. We have filed our defenses to the allegations made in the complaint and believe that we are not infringing the patents. We intend to continue to vigorously contest plaintiff’s claims.

On June 1, 2006, we filed a complaint in the United States District Court for the District of New Jersey against eBay, Inc., Skype Technologies SA, Skype, Inc. and several as of yet unidentified business entities (collectively, “Skype”) as described under the heading “Intellectual Property” in Item 1 above.

In addition to the foregoing, we are subject to other legal proceedings that have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance in this regard, in the opinion of management, none of the legal proceedings to which we are a party, whether discussed above or otherwise, will have a material adverse effect on our results of operations, cash flows or financial condition.

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

	High	Low
Fiscal year ended July 31, 2005
First Quarter	$16.26	$13.41
Second Quarter	$15.84	$13.50
Third Quarter	$16.59	$14.00
Fourth Quarter	$14.23	$12.62
Fiscal year ended July 31, 2006
First Quarter	$13.50	$11.76
Second Quarter	$12.60	$11.38
Third Quarter	$12.75	$10.69
Fourth Quarter	$14.29	$11.01

The table below sets forth the high and low sales prices for our common stock as reported by the New York Stock Exchange for the fiscal periods indicated.

	High	Low
Fiscal year ended July 31, 2005
First Quarter	$15.58	$12.70
Second Quarter	$15.10	$12.92
Third Quarter	$15.91	$13.31
Fourth Quarter	$13.72	$12.75
Fiscal year ended July 31, 2006
First Quarter	$13.20	$11.99
Second Quarter	$12.40	$11.20
Third Quarter	$12.55	$10.81
Fourth Quarter	$13.90	$10.84

On October 5, 2006, there were approximately 343 holders of record of our Class B common stock and approximately 292 holders of record of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On October 5, 2006, the last sales price reported on the New York Stock Exchange for the Class B Common Stock was $14.60 per share and for the Common Stock was $14.29 per share. On the same date, there were approximately 340 holders of record of the Class B Common Stock and approximately 292 holders of record of the Common Stock.

We have never declared or paid any cash dividends on our common stock or Class B common stock and do not expect to pay cash dividends for the foreseeable future. Our current policy is to retain all of our earnings to finance future growth. Any future declaration of dividends will be subject to the discretion of our Board of Directors.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after July 31, 2006, and which is incorporated by reference herein.

Issuer Purchases of Equity Securities

This table provides information with respect to purchases by us of shares of our Class B common stock and common stock during the fourth quarter of fiscal 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
May 1 – 31, 2006(2)	39,600	$12.70	39,600	13,527,350
June 1 – 30, 2006(3)	423,823	$13.10	415,500	24,584,500
July 1 – 31, 2006	—	$—	—	24,584,500
Total	463,423	$13.06	455,110

(1) Under our previous stock repurchase program, approved by our Board of Directors and publicly announced on December 18, 2001, we were authorized to repurchase up to 15 million shares of our Class B common stock and up to 5 million shares of our common stock. On June 13, 2006, our Board of Directors terminated our previous Stock Repurchase Program and approved a new Stock Repurchase Program in which we are authorized to repurchase up to an aggregate of 25 million shares of our Class B common stock and common stock, without regard to class.

(2) Of the 39,600 shares purchased pursuant to the previous Stock Repurchase Program, 25,800 were shares of Class B common stock and 13,800 were shares of common stock, resulting in an aggregate of 13,527,350 shares of stock that were available to be purchased under the previous Stock Repurchase Program (consisting of 13,210,000 shares of Class B common stock and 2,847,650 shares of common stock).

(3) Consists of 415,500 shares purchased pursuant to the new Stock Repurchase Program, resulting in an aggregate of 24,584,500 shares of stock that may yet be purchased under the new Stock Repurchase Program, and 8,323 shares representing shares of Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted stock. Such shares are repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

Item 6. Selected Financial Data.

The selected consolidated financial data presented below for each of the fiscal years in the five-year period ended July 31, 2006 has been derived from our Consolidated Financial Statements, which have been audited by Ernst & Young LLP, independent registered public accounting firm. The selected consolidated financial data relating to IDT Entertainment and Corbina Telecom has been reclassified to discontinued operations for all periods presented. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other financial information appearing elsewhere in this Annual Report.

Fiscal Year Ended July 31, (in thousands, except per share data)	2006	2005	2004	2003	2002
Statement of Operations Data:
REVENUES:
Retail Telecommunications Services	$1,434,022	$1,553,841	$1,372,986	$1,207,612	$1,106,325
Wholesale Telecommunications Services	526,504	544,731	521,518	406,572	289,477
Voice over IP	94,221	73,623	77,962	80,769	71,857
IDT Capital	168,093	40,154	22,758	22,539	21,349
IDT Solutions	3,582	9,636	71,591	87,553	79,604
TOTAL REVENUES	2,226,422	2,221,985	2,066,815	1,805,045	1,568,612
COSTS AND EXPENSES:
Direct cost of revenues (exclusive of depreciation and amortization)	1,779,980	1,700,866	1,586,343	1,391,646	1,204,575
Selling, general and administrative (i)	556,161	533,076	464,363	447,341	463,859
Depreciation and amortization	87,422	93,631	93,795	88,225	83,570
Settlement of litigation	—	—	—	(58,034)	—
Restructuring and impairment charges	23,646	34,212	58,220	13,312	257,501
TOTAL COSTS AND EXPENSES	2,447,209	2,361,785	2,202,721	1,882,490	2,009,505
Loss from operations	(220,787)	(139,800)	(135,906)	(77,445)	(440,893)
Interest income, net	9,416	20,575	23,512	26,268	24,229
Other income (expense), net	7,284	71,454	46,563	2,667	(15,980)
Minority interests	(16,177)	(2,639)	(33,728)	(42,989)	151,436
(Provision for) benefit from income taxes	(2,576)	(6,317)	30,798	71,196	124,768
Loss from continuing operations	(222,840)	(56,727)	(68,761)	(20,303)	(156,440)
Discontinued operations, net of tax:
(Loss) income from discontinued operations	(35,883)	12,913	9,850	2,786	74
Gain on sale of discontinued operations	80,069	—	—	—	—
Total discontinued operations	44,186	12,913	9,850	2,786	74
Cumulative effect of accounting change, net of tax	—	—	—	—	(146,983)
NET LOSS	$(178,654)	$(43,814)	$(58,911)	$(17,517)	$(303,349)
Earnings per share:
Basic and diluted:
Loss from continuing operations	$(2.32)	$(0.58)	$(0.78)	$(0.25)	$(2.08)
Net loss	$(1.86)	$(0.45)	$(0.67)	$(0.22)	$(4.04)
Weighted-average number of shares used in calculation of basic and diluted earnings per share:	96,028	97,049	87,920	80,176	75,108
(i) Stock-based compensation included in selling, general and administrative expense	$21,521	$30,328	$8,539	$32,286	$16,440

As of July 31 (in thousands)	2006	2005	2004	2003	2002
BALANCE SHEET DATA:
Cash and cash equivalents and marketable securities	$514,822	$872,150	$1,025,178	$1,015,209	$1,118,412
Working capital	563,359	868,630	910,045	785,557	857,933
TOTAL ASSETS	1,762,839	1,977,590	1,856,148	1,732,342	1,777,662
Capital lease obligations—long-term portion	32,122	38,936	31,810	45,084	48,068
Notes payable—long term portion	90,370	83,142	9,174	—	—
TOTAL STOCKHOLDERS’ EQUITY	$803,352	$1,038,197	$1,028,033	$897,527	$869,770

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends” and similar words and phrases. (Such forward-looking statements include, among other things, our plans to develop and market new products and services, improve our financial performance, enter new customer and geographic markets, and the possible outcome of our litigation.) Such forward-looking statements also include our expectations concerning factors affecting the markets for our products, such as changes in the United States and the international regulatory environment and the demand for telecommunications products and services. Actual results could differ from those projected in any forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” in Item 1A of this Annual Report. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report.

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

OVERVIEW

General

We are a multinational holding company with operations that span several industries. Through our IDT Telecom subsidiary, we provide telecommunications services and products worldwide to the retail and wholesale markets, including prepaid and rechargeable calling cards, consumer local, long distance and mobile phone services, and wholesale carrier services. Our IDT Capital segment, which is primarily engaged in developing and operating new businesses, operates an Energy Services Company, or ESCO, in New York State, an ethnic grocery distribution business, a local media unit, and other initiatives. Our IDT Spectrum subsidiary holds our spectrum license assets. Through our subsidiary Net2Phone, we provide a range of voice over Internet protocol, or VoIP, communications services. We are in the process of integrating Net2Phone’s network, operations and support functions into IDT Telecom to achieve synergies and cost savings and we continue to explore additional opportunities to improve operations through integration of Net2Phone’s assets and operations.

We generated total revenues from our continuing operations of $2,226.4 million, $2,222.0 million and $2,066.8 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. Losses from continuing operations were $220.8 million, $139.8 million and $135.9 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. Included in our losses from continuing operations are restructuring and impairment charges of $23.6 million, $34.2 million and $58.2 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Acquisitions

Net2Phone

On November 10, 2005, we commenced a tender offer for all outstanding shares of common stock of Net2Phone we did not already own. During the second quarter of fiscal 2006, we purchased 33.2 million shares of Net2Phone, which were validly tendered in the offer, at a price of $2.05 per share, for a total purchase price of $68.3 million. On March 13, 2006, we and Net2Phone consummated a merger transaction in which IDT acquired all remaining outstanding shares of Net2Phone. All previously outstanding shares of Net2Phone, other than shares held by IDT and its subsidiaries, were canceled and converted automatically into the right to receive $2.05 per share in cash for a total purchase price of $28.8 million. As a result of the merger, Net2Phone is a wholly owned subsidiary of IDT and the Net2Phone common stock is no longer publicly traded.

Ethnic Grocery Brands

In fiscal 2006, we established our Ethnic Grocery Brands, or EGB, operation to distribute ethnic-oriented foods. In March 2006, EGB, which is 90% owned by our 51%-owned calling card distribution subsidiary, UTA, purchased the assets of Vitarroz Corp. for $5.2 million. Vitarroz distributes over 400 food products. EGB is reported in our IDT Capital segment. Prior to the acquisition, EGB’s annualized revenues were approximately $32 million.

Dispositions

Sale of Corbina Telecom

On March 2, 2006, we completed the sale of our Russian telecom business, Corbina Telecom, or Corbina, to a Moscow-based consortium of private equity investors, and realized proceeds of $129.3 million in cash, net of banking and other transaction related costs. Corbina operates a licensed full-service telecommunications business, offering a broad range of services throughout the 24 largest industrial areas in the Russian market. Corbina’s operational results were historically included in our Retail Telecommunications Services and Wholesale Telecommunications Services segments. The sale met the criteria to be reported as a discontinued operation in the second quarter of fiscal 2006 and, accordingly, Corbina’s results of operations were reclassified as part of discontinued operations. In fiscal 2006, we recognized a gain of $80.1 million in connection with the sale.

Revenues, income before income taxes and net income of Corbina, which were included in discontinued operations, are as follows:

Year ended July 31, (in thousands)	2006	2005	2004
Revenues	$43,766	$59,305	$43,390
Income before income taxes	7,107	17,200	14,759
Provision for income taxes	(1,679)	(4,419)	(3,791)
Net income	$5,428	$12,781	$10,968

Sale of IDT Entertainment

In the first quarter of fiscal 2007, we completed the sale of our IDT Entertainment segment to Liberty Media Corporation for (i) 14.9 million shares of our Class B common stock and Liberty Media’s approximate 4.8% interest in IDT Telecom, (ii) $229.5 million in cash, (iii) the repayment of $58.7 million of IDT Entertainment’s intercompany indebtedness payable to IDT and (iv) the assumption of all of IDT Entertainment’s existing indebtedness. The cash consideration is subject to certain working capital adjustments. We are also eligible to receive additional consideration from Liberty Media-based upon any appreciation in the value of IDT Entertainment over the five-year period following the closing of the transaction or such shorter period under specified circumstances-equal to 25% of the excess, if any, of the net equity value of IDT Entertainment over $425 million.

The sale met the criteria to be reported as a discontinued operation in the fourth quarter of fiscal 2006 and accordingly, IDT Entertainment’s results of operations were reclassified as part of discontinued operations. In the first quarter of fiscal 2007, we expect to recognize a gain in the range of $175 million to $195 million in connection with the sale.

IDT Entertainment consists primarily of animation and live-action production operations as well as a home entertainment distribution business. Through studios based in the United States and Canada, IDT Entertainment develops and produces 2D and 3D animated content for distribution theatrically, on television, and direct-to-video/DVD. Production is focused on proprietary content and is also performed for third parties. IDT Entertainment also develops and produces live-action content for television and direct-to-video/DVD distribution.

Revenues, (loss) income before income taxes and net loss of IDT Entertainment, which were included in discontinued operations, are as follows:

Year ended July 31, (in thousands)	2006	2005	2004
Revenues	$181,376	$187,283	$106,700
(Loss) income before income taxes	(39,337)	1,294	(1,330)
(Provision for) benefit from income taxes	(1,974)	(1,162)	212
Net (loss) income	$(41,311)	$132	$(1,118)

Sale of Toucan

In the first quarter of fiscal 2007, we completed the sale of our United Kingdom consumer phone services business, which is marketed under the “Toucan” brand name, to Pipex Communications plc, in exchange for $37.4 million in cash (including the assumption of inter-company obligations owing to IDT and its subsidiaries) and Pipex ordinary shares valued at $8.1 million. Our Toucan service, launched in November 2003, resells local, long distance, broadband and wireless communications services to customers in the United Kingdom and Netherlands. Pursuant to the terms of the agreement, Pipex will assume Toucan’s existing United Kingdom customer base and those employees currently supporting its operations. Toucan’s operational results were historically included in our Retail Telecommunications Services segment. During the years ended July 31, 2006 and 2005, Toucan’s operations in the United Kingdom generated revenues of $69.1 million and $43.3 million, respectively, and loss from operations of $18.3 million and $23.6 million, respectively. After the sale, we expect to continue providing Toucan with termination, call center and other support services. As a result of such expected cash flows from Toucan, the sale did not meet the criteria to be reported as discontinued operations. In the first quarter of fiscal 2007, we expect to recognize a gain on the sale in the range of $40 million to $50 million.

Outlook

Since our inception, we have derived the majority of our revenues from IDT Telecom’s businesses, consisting primarily of our Retail Telecommunications Services segment, which markets and sells prepaid and rechargeable calling cards and consumer local, long distance, and mobile phone services, and our Wholesale Telecommunications Services segment, which markets and sells wholesale carrier services. These businesses have accounted for the bulk of our operating expenses as well. IDT Telecom’s revenues accounted for 88.1% of our total revenues from continuing operations in fiscal 2006, 94.5% in fiscal 2005 and 91.6% in fiscal 2004.

Since fiscal 2005, IDT Entertainment and IDT Capital have become a more substantial component of our total revenues, as a result of the growth in IDT Entertainment’s various businesses and the growth of IDT Capital’s energy business. IDT Entertainment accounted for 7.4% of total revenues (including discontinued operations) in fiscal 2006, 7.6% in fiscal 2005, and 4.8% in fiscal 2004. However, as a result of our sale of IDT Entertainment, beginning the fourth quarter of fiscal 2006, for all periods presented in this Annual Report, this business has been classified as a discontinued operation. IDT Capital accounted for 7.5% of total revenues from continuing operations in fiscal 2006, 1.8% in fiscal 2005, and 1.1% in fiscal 2004.

Telecom

Our calling card business generates revenues from the sale of prepaid calling cards, selling them to distributors at a discount to their face values of different denominations, and recording the sales as deferred revenues. These deferred revenues are recognized into revenues when telecommunications services are provided and/or administrative fees are imposed.

Calling cards are also sold to national retailers under the “IDT” and “Entrix” brand names, as well as cards that are specially branded for a specific chain of stores (private label). In addition, cards are branded for companies seeking to use them as promotional items. We also offer rechargeable calling cards, marketed primarily to business travelers. These cards can be automatically recharged using a credit card number provided by the customer at the time of initial card activation.

Our wholesale business, also referred to as “carrier’s carrier”, consists of carrying the telecommunication traffic of other telecommunications companies.

Direct costs related to our telecom businesses consist primarily of three major categories: termination and origination costs, network costs and toll-free costs.

Termination costs for our retail and wholesale carrier businesses represent costs associated with the transmission and termination of international and domestic long distance services. We terminate our traffic via the arbitrage market or through direct interconnects with other carriers. This cost is primarily variable, with a price paid on a per-minute basis. Origination costs relating to our retail consumer phone services business consists primarily of leased lines from the RBOCs, which is billed to us as a monthly fee.

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

Toll-free costs are variable costs paid to providers of toll-free services, used primarily by our calling card customers to access our Enhanced Services platform. On a per-minute basis, these costs increased 1.5% to $0.0069 in fiscal 2006, from $0.0068 in fiscal 2005, reflecting an industry-wide increase in rates from toll-free services suppliers.

IDT Telecom is subject to intense competition, pursuant to which many of our competitors are aggressively pricing their services. Accordingly, any increase or decrease by us in pricing may have an adverse effect on our revenues and/or our ability to maintain our margins. Going forward, we believe that IDT Telecom’s gross margins will be dictated in large part by the relative changes in termination costs paid to its vendors and per-minute prices paid by its customers, and by the mix of its service offerings. Our near-term focus will be on streamlining our global network through the integration and hybridization of the Net2Phone and IDT networks, which we expect will result in lower per-minute gross costs, because of Net2Phone’s network’s use of lower cost, IP-based routing.

During any given fiscal quarter, our calling card business, particularly in the United States, may experience gross margin fluctuations, based upon whether the business is in “investment” mode—where we introduce new, aggressively-priced, lower-margin cards in an attempt to enter into new markets or to increase market share in existing markets—or in “harvest” mode, where we raise rates on many cards—even at the expense of minutes volumes—in order to improve margins. Calling card revenues, although largely driven by whether the business is in investment or harvest mode and other competitive factors, also tend to be somewhat seasonal, with the second fiscal quarter (which contains Christmas and New Year’s Day) and the fourth fiscal quarter (which contains Mother’s Day and Father’s Day) typically showing higher minutes volumes.

Selling expenses in our telecom segment consist primarily of sales commissions paid to internal salespersons and independent agents, and of advertising costs, which are the primary costs associated with the acquisition of customers. These costs increased significantly in fiscal 2006 due to the growth of our consumer phone services business in the United Kingdom as well as ongoing geographic expansion. General and administrative expenses include salaries, benefits, professional fees, rent and other administrative costs. These costs have increased in recent fiscal years due to the development and expansion of our operations and corporate infrastructure, as well as due to acquisitions. In fiscal 2007, we anticipate that IDT Telecom’s selling, general and administrative expenses will decrease, as a result of the sale of Toucan described above, our decision to scale back the expansion of our operations and as a result of the company-wide restructuring and cost savings program we initiated in late fiscal 2006. Refer to restructuring and impairment charges in the 2006 Results of Operations section for a further discussion.

IDT Telecom’s retail telecommunications businesses (calling cards, consumer phone services, and wireless cellular services) generally have higher selling, general and administrative expenses associated with them than do its wholesale carrier services. Within these retail businesses, revenues from the consumer phone services and wireless cellular services businesses are generally associated with higher selling, general and administrative expenses than are revenues from calling card sales, due primarily to the relatively large marketing costs necessary to acquire new customers.

In both the retail services and wholesale carrier businesses, our competitors have continued to aggressively price their services. In addition, with particular regard to our calling card business, there has been a gradual shift in demand, away from calling cards and into wireless products, which has led to erosion in pricing power. In our wholesale markets as well, we have generally had to pass along any of our per-minute cost savings to our customers, in the form of lower prices. These trends have impacted our telecom businesses, and as a result, we experienced continued declines in our overall per-minute price realizations throughout fiscal 2005 and the first half of fiscal 2006. During the second half of fiscal 2006, however, we instituted selective price increases on our calling cards in the United States and Europe, in an effort to improve gross margins, which resulted in improved revenue-per-minute price realizations. The improved revenue-per-minute price realizations combined with slightly lower average cost per minute resulted in improved gross margins in the second half of fiscal 2006.

Our Voice over IP, segment, which consists primarily of Net2Phone, provides VoIP communications services to resellers, consumers, and service providers worldwide. Net2Phone also sells a turnkey VoIP solution for cable operators. Since the completion of our purchase of all of the shares of common stock of Net2Phone that we did not previously own, in March 2006, these businesses are being integrated into IDT Telecom. Effective August 1, 2006, Voice over IP will no longer be reported as a separate segment. The Voice over IP segment generated revenues of $94.2 million and $73.6 million in fiscal 2006 and fiscal 2005, respectively, representing 4.2% in fiscal 2006 and 3.3% in fiscal 2005 of our consolidated revenues from continuing operations.

IDT Capital

IDT Capital consists primarily of IDT Energy, Ethnic Grocery Brands, our IDT Local Media business unit (which is primarily comprised of CTM Brochure Display and WMET radio), our management of an aged receivables operation that operates under the name IDT Carmel, call center operations, and other smaller holdings and operations, including real estate and Hispanic-focused initiatives.

In November 2004, IDT Capital launched our retail energy business, which has since experienced significant growth. Through our retail energy business, we operate an Energy Service Company, or ESCO, that resells both natural gas and electricity to residential and select small business customers throughout seven utility markets in New York State, including those currently served by Con Ed, Orange and Rockland, Central Hudson, National Fuel, National Grid, Keyspan, and Rochester Gas and Electric. In fiscal 2006, IDT Energy generated revenues of $112.8 million, representing 67.1% of IDT Capital’s revenues, compared to revenues of $12.0 million in fiscal 2005, representing 30.0% of IDT Capital’s revenues.

Our retail energy business was the largest contributor to IDT Capital’s revenues and expenses in fiscal 2006. We sell electricity and natural gas at contracted prices based on the real-time demand or usage of our customers. Direct costs for our retail energy business consist primarily of gas and electric we purchase for resale. We do not own electricity generation facilities, natural gas producing properties or pipelines. We purchase gas through wholesale suppliers and various utility companies. We buy electricity and natural gas in the wholesale market in time-specific, bulk or block quantities, usually at fixed prices. We purchase the vast majority of our electricity through the New York State competitive wholesale market for capacity, energy and ancillary services administrated by New York’s Independent System Operator. Independent System Operators, or ISOs, and Regional Transmission Organizations, or RTOs, perform real-time load balancing for each of the electric grids in which we operate. Similarly, balancing is performed by the utilities or Local Distribution Companies, or LDCs, for each of the natural gas markets in which we operate. Load balancing ensures that the amount of electricity and natural gas we purchase is equal to the amount necessary to service our customers’ demands at any specific point in time. We are charged or credited by the ISOs and LDCs for balancing of our electricity and natural gas purchased and sold for our account. We manage the differences between the actual sales demand of our customers and our bulk or block purchases by buying and selling any shortfall or excess in the spot market or balancing with the respective utilities through monthly cash settlements or adjusting future deliveries. Also included in direct energy costs are scheduling costs, Independent System Operator, or ISO, fees, pipeline costs and utility service charges.

The electricity and natural gas we sell is generally metered and delivered to our customers by the local utilities. The local utilities also provide billing and collection services for most of our customers on our behalf. The positive difference between the sales price of energy to our customers and the sum of the wholesale cost of our energy supplies, transmission costs and ancillary services costs provides us with a gross profit margin.

Selling expenses in our energy business consist primarily of sales commissions paid to independent agents and of advertising costs, which are the primary costs associated with the acquisition of customers. These costs increased significantly in fiscal 2006, due to the rapid growth of our energy business. General and administrative expenses include salaries, benefits, professional fees, rent and other administrative costs. In fiscal 2007, we anticipate that IDT Energy’s selling, general and administrative expenses continue to will increase as a result of our anticipated ramp up of this business.

CTM Brochure Display, or CTM, a division of our IDT Local Media unit that provides brochure distribution services in the northeastern United States, has been a stable component of IDT Capital. Revenues were $18.7 million in fiscal 2006 and $17.2 million in fiscal 2005. CTM’s growth is relatively constrained as it has strong market penetration in its existing geographies, and competitors have similarly penetrated other geographic regions within the United States. CTM has continued to grow its revenues primarily through the introduction of additional products and services to its existing clientele.

Ethnic Grocery Brand’s primary food label is Vitarroz, a 50-year-old brand targeting grocery customers in the U.S. Hispanic community. Ethnic Grocery Brands sells over 400 ethnic food products, with most of its distribution focused within the northeastern United States.

The IDT Capital segment generated revenues of $168.1 million and $40.2 million in fiscal 2006 and fiscal 2005, respectively, representing 7.5% in fiscal 2006 and 1.8% in fiscal 2005 of our total consolidated revenues from continuing operations.

Concentration of Customers

Our most significant customers consist of either distributors of IDT Telecom’s calling cards or long distance carriers to whom IDT Telecom provides wholesale telecommunications services. While they may vary from quarter to quarter, our five largest customers collectively accounted for 10.6% of total consolidated revenues from continuing operations in fiscal 2006, up from 10.4% in fiscal 2005. This concentration of revenues increases our risk associated with nonpayment by those customers. Thus, in an effort to reduce our risk, we perform ongoing credit evaluations of our significant retail telecom and wholesale carrier customers, and in some cases, do not offer credit terms to customers, choosing instead to demand prepayment. Historically, when we have issued credit, we have not required collateral to support trade accounts receivable from our customers. However, when necessary, IDT Telecom has imposed stricter credit restrictions on them. In some cases, this has resulted in IDT Telecom sharply curtailing, or ceasing completely, sales to certain customers. IDT Telecom also attempts to mitigate its financial exposure with many wholesale carriers by offsetting trade accounts receivable from these wholesale customers with trade accounts payable due to them for purchases of telecommunications services (including both termination and connectivity). In this way, IDT Telecom can continue to sell services to these wholesale customers, and reduce its risk position, through the offset of receivables and payables.

CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Management continually evaluates its estimates and judgments, including those related to allowance for doubtful accounts, goodwill, valuation of long-lived and intangible assets, and income taxes and regulatory agency fees. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that of our significant accounting policies, the following may involve a higher degree of judgment (see Note 1 to the Consolidated Financial Statements below in this Annual Report for a complete discussion of our significant accounting policies).

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses that result from the inability or unwillingness of our customers to make required payments. We base our allowances on our determination of the likelihood of recoverability of trade accounts receivable based on past experience and current collection trends that are expected to continue. In addition, we perform ongoing credit evaluations of our significant retail telecom, wholesale carrier and cable telephony customers. Historically, we have not required collateral to support trade accounts receivable from our customers. IDT Telecom attempts to mitigate its financial exposure with certain wholesale carriers by offsetting trade accounts receivable from these wholesale customers with trade accounts payable due to them for purchases of telecommunications services (including both minutes termination and connectivity). Historically, IDT Telecom’s consumer phone services business has experienced a higher rate of bad debt than its other telecom businesses. During fiscal 2005, we began imposing stricter credit scoring levels for accepting new consumer phone services customers, requiring credit card billings for lower credit score customers, and improving the performance of our collection service representatives. As a result, bad debt expense as a percentage of our consumer phone services revenues decreased significantly during fiscal year 2005 and decreased further in fiscal 2006, but at a slower rate than in fiscal 2005.

Goodwill

In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment tests, performed at least annually. Other intangible assets with definite lives continue to be amortized over their useful lives.

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

If we determine that the carrying value of certain long-lived assets or identifiable intangible assets may not be recoverable and exceed its fair value based upon the existence of one or more of the above indicators, we will test for impairment based on the projected undiscounted cash flows to be derived from such asset. If the projected undiscounted future cash flows are less than the carrying value of the asset, we will record an impairment loss based on the difference between the estimated fair value and the carrying value of the asset.

Income Taxes and Regulatory Agency Fees

Our current and deferred income taxes, and associated valuation allowances as well as certain telecom regulatory agency fee accruals, are impacted by events and transactions arising in the normal course of business as well as in connection with special and nonrecurring items. Assessment of the appropriate amount and classification of income taxes and certain regulatory agency fees is dependent on several factors, including estimates of the timing and realization of deferred income tax assets, the results of pending Internal Revenue Service (IRS) tax audits of the Company’s fiscal 2001, 2002, 2003, and 2004 Federal tax returns, changes in tax laws, as well as unanticipated future actions impacting related accruals of regulatory agency fees. As a result, the actual tax and/or regulatory fee payments may materially differ from these estimates.

In fiscal 2006, our U.S. calling card business recorded $57.0 million of accruals for various telecom regulatory agency fees including: Telecommunications Relay Services Fund (TRS), Federal Communications Commission (FCC) and Universal Service Fund (USF) for the period through July 31, 2006. These charges include what we believe at this time to be our liability to all such agencies, given the methodologies used by the Universal Service Administration Corporation (USAC) for calculation of USF related fees, in its audit of our U.S. calling card business for calendar years 2000 through 2004, which was completed during fiscal 2006. We have filed an appeal related to the audit findings, and will vigorously contest the methodologies used in calculating these fees. Based upon the methodologies used by USAC, and our projected telecom revenues, traffic and call termination destinations, we believe that our U.S. calling card business could potentially be liable for approximately $3.5 to $4.5 million in all such fees on a going forward quarterly basis. We will attempt to incorporate these fees within our calling card pricing structure going forward.

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes that a company use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. Tax positions that meet the more-likely-than-not recognition threshold are then measured to determine the amount of tax benefit to be recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are required to adopt FIN 48 effective August 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. We are currently evaluating the impact of FIN 48 on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, however, for some entities, the application of this Statement will change current practice. We are required to adopt SFAS 157 effective August 1, 2008. We are currently evaluating the impact of SFAS 157 on our consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth the percentages from continuing operations of our total revenues for the relevant period represented by certain items in our statements of operations (revenues and costs and expenses are presented net of inter-company transactions):

Year ended July 31,	2006	2005	2004
REVENUES:
IDT Telecom	88.1%	94.5%	91.6%
Voice over IP	4.2	3.3	3.8
IDT Capital	7.5	1.8	1.1
IDT Solutions	0.2	0.4	3.5
	100.0	100.0	100.0
COSTS AND EXPENSES:
Direct cost of revenues (exclusive of depreciation and amortization)	79.7	76.3	76.5
Selling, general and administrative	25.2	24.2	22.5
Depreciation and amortization	3.9	4.2	4.7
Restructuring and impairment charges	1.1	1.5	2.8
TOTAL COSTS AND EXPENSES	109.9	106.3	106.6
LOSS FROM OPERATIONS	(9.9)	(6.3)	(6.6)
Interest income, net	0.4	0.9	1.1
Other income, net	0.4	3.2	2.3
LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS AND INCOME TAXES	(9.1)%	(2.1)%	(3.2)%

YEAR ENDED JULY 31, 2006 COMPARED TO YEAR ENDED JULY 31, 2005

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only reflected in our discussion of the consolidated results.

Results of operations for all periods presented relating to the operations of IDT Entertainment and Corbina Telecom have been reclassified as discontinued operations.

Consolidated

(in millions)			Change
Year ended July 31,	2006	2005	$	%
Revenues
IDT Telecom	$1,960.5	$2,098.6	$(138.1)	(6.6)%
Voice over IP	94.2	73.6	20.6	28.0
IDT Capital	168.1	40.2	127.9	318.6
IDT Solutions	3.6	9.6	(6.0)	(62.8)
Total revenues	$2,226.4	$2,222.0	$4.4	0.2%

Revenues.  Consolidated revenues were roughly flat in fiscal 2006 compared to fiscal 2005. Revenue declines in IDT Telecom of $138.1 million were more than offset by a $127.9 million increase in IDT Capital revenues, which was driven by the growth of our new retail energy business, and a $20.6 million increase in Voice over IP revenues driven by the growth in IP and broadband telephony services. The decrease in IDT Telecom revenues resulted primarily from the decline in consumer phone services revenues in the United States, declines in calling cards revenues, and lower U.S. wholesale revenues. IDT Telecom minutes of use declined 2.0% (excluding minutes related to our consumer phone services business, as such minute traffic carried in our network is insignificant), from 23.555 billion minutes in fiscal 2005 to 23.083 billion minutes in fiscal 2006.

(in millions)			Change
Year ended July 31,	2006	2005	$	%
Costs and expenses
Direct cost of revenues	$1,780.0	$1,700.9	$79.1	4.7%
Selling, general and administrative	556.2	533.1	23.1	4.3
Depreciation and amortization	87.4	93.6	(6.2)	(6.6)
Restructuring and impairment charges	23.6	34.2	(10.6)	(30.9)
Total costs and expenses	$2,447.2	$2,361.8	$85.4	3.6%

Direct Cost of Revenues.  The increase in direct cost of revenues is due primarily to telecom regulatory fees additional accruals of $57.0 million recorded in fiscal 2006 and an increase in costs at IDT Capital, which increased as a result of the growth of our retail energy business, partially offset by the decline in direct costs associated with IDT Telecom’s lower revenues. As a percentage of total revenues, direct costs increased from 76.5% in fiscal 2005 to 79.7% in fiscal 2006. This increase in direct costs as a percentage of total revenues is due primarily to the regulatory fees accrual and to a shift in the consolidated revenue mix toward relatively lower margin retail energy revenues.

Selling, General and Administrative.  The increase in selling, general and administrative expenses is mostly due to a $10 million legal settlement between our IDT Solutions subsidiary and Lucent, approximately $3.5 million in costs incurred by Net2Phone in connection with IDT’s tender offer for all outstanding shares of common stock of Net2Phone that it did not previously own, increased compensation and infrastructure costs required to fund the development and growth of our retail energy business, increased marketing costs related to the growth of our Toucan consumer phone services business in the United Kingdom, as well as marketing and advertising costs relating to recent product launches such as TúYo Mobile prepaid wireless and our English-as-a-Second Language (ESL) product. The increase in selling, general and administrative expenses was partially offset by significantly lower marketing, advertising, compensation and bad debt costs in our U.S. consumer phone services business, as well as lower stock-based compensation. As a percentage of total revenues, selling, general and administrative expenses increased from 24.0% in fiscal 2005 to 25.0% in fiscal 2006, as selling, general and administrative expenses increased at a faster rate than revenues.

Stock-based compensation expense was previously presented as a separate line item on the condensed consolidated statements of operations. In accordance with Staff Accounting Bulletin No. 107 issued in March 2005, stock-based compensation expense is now included in selling, general and administrative expense. Stock-based compensation expense decreased from $30.3 million in fiscal 2005 to $21.5 million in fiscal 2006, and related mostly to the vesting of restricted stock grants and the acceleration of Net2Phone’s stock options and restricted shares as a result of the Net2Phone merger in the third quarter of fiscal 2006.

Restructuring and Impairment Charges.  Towards the end of the third quarter of fiscal 2006, we initiated a company-wide restructuring and cost savings program to better align our infrastructure to our current and anticipated near-term future business needs. As of July 31, 2006, this has resulted in the elimination of approximately 480 employees, of which more than 270 were customer service related positions at IDT Telecom. These reductions resulted in approximately $19.6 million in severance costs in fiscal 2006. In addition, during the first quarter of fiscal 2007, we continued the company-wide restructuring and cost savings program and further eliminated an additional 56 employees, which resulted in an additional $2.6 million in severance costs in fiscal 2007. Savings resulting from the restructuring efforts to date are estimated to be approximately $35-$40 million per year, and will begin to be reflected in our operating results starting in Q1 of fiscal 2007. Refer to the respective segment sections for a fuller discussion on restructuring and impairment charges.

(in millions)			Change
Year ended July 31,	2006	2005	$	%
Loss from operations	$(220.8)	$(139.8)	$(81.0)	(57.8)%
Interest income, net	9.4	20.6	(11.2)	(43.2)
Other income, net	7.3	71.4	(64.1)	(89.8)
Minority interests	(16.2)	(2.6)	(13.6)	(513.1)
Provision for income taxes	(2.6)	(6.3)	3.7	58.7
Loss from continuing operations	(222.9)	(56.7)	(164.8)	(296.9)
Income from discontinued operations	44.2	12.9	31.3	342.2
Net loss	$(178.7)	$(43.8)	$(134.9)	(308.0)%

Interest.  The decrease in net interest income is due primarily to lower interest bearing cash and marketable securities average portfolio balances in fiscal 2006, as well as higher interest expense resulting from higher levels of average outstanding debt and from increased average interest rates in fiscal 2006, as compared to fiscal 2005.

Other Income.  Other income for fiscal 2006 consisted primarily of a $7.9 million gain from the buyout payment relating to Altice’s early termination of cable telephony license agreements with Net2Phone. Other income for fiscal 2005 consisted mostly of a $44.0 million settlement received from Telefonica S.A. and net realized gains from the sale of marketable securities and investments.

Minority Interests.  Minority interests arise mostly from our 51% equity ownership in Union Telecard Alliance (UTA), our calling card distributor in the U.S., and from our average equity ownership in Net2Phone. The year-over-year change in minority interests is primarily due to the increase in our average equity ownership in Net2Phone from 21.1% during fiscal 2005 to 72.2% during fiscal 2006, as a result of our acquisitions of additional equity interests.

Income Taxes.  Income tax expense results primarily from income generated by our foreign subsidiaries.

Discontinued Operations.  Our income from discontinued operations consists of the following:

(in millions) Year ended July 31,	2006	2005
Income from operations of Corbina	$7.1	$17.2
Provision for income taxes	(1.7)	(4.4)
Gain from sale of Corbina	80.1	—
Total income from Corbina	85.5	12.8
(Loss) income from operations of IDT Entertainment	$(39.3)	$1.3
Provision for income taxes	(2.0)	(1.2)
Total (loss) income from IDT Entertainment	(41.3)	0.1
Total discontinued operations	$44.2	$12.9

IDT Telecom—Retail Telecommunications Services and Wholesale Telecommunications Services Segments

(in millions, except revenue-per-minute)			Change
Year ended July 31,	2006	2005	$	%
Revenues
Calling cards	$1,172.6	$1,220.4	$(47.8)	(3.9)%
Consumer phone services	261.4	333.5	(72.1)	(21.6)
Total retail telecommunications services	1,434.0	1,553.9	(119.9)	(7.7)
Wholesale telecommunications services	526.5	544.7	(18.2)	(3.3)
Total revenues	$1,960.5	$2,098.6	$(138.1)	(6.6)%
Minutes of use
Calling cards	15,778	17,224	(1,446)	(8.4)%
Wholesale telecommunications services	7,305	6,331	974	15.4
Total minutes of use	23,083	23,555	(472)	(2.0)%
Average revenue-per-minute:
Calling cards	$0.0736	$0.0697	$0.0039	5.5%
Wholesale telecommunications services	0.0721	0.0864	(0.0143)	(16.6)
Total average revenue per minute	$0.0731	$0.0742	$(0.0011)	(1.5)%

Revenues.  Revenue declines in fiscal 2006 occurred at our U.S. consumer phone services business, U.S. and European calling card businesses, and U.S. wholesale carrier business, partially offset by an increase in our European consumer phone services business and South American wholesale carrier business. Our total minutes-of-use declined by 2.0%. A decline of 8.4% in minutes-of-use in our calling card business in the United States and Europe was partially offset by a growth of 15.4% in minutes-of-use in our Wholesale Telecommunications Services segment. The calling card volume decline resulted mostly from the impact on our operations from the competitive landscape, a gradual shift in market share to wireless products and management’s decision to raise prices in an effort to generate higher gross margins from this business.

Average price realization represents the average revenue per minute we recognize on the minutes that we sell within our calling card and wholesale carrier businesses. It excludes minutes of use related to our consumer phone services business, as the domestic traffic generated by that business is not carried on our network, and the international traffic generated by this business, though carried on our own network, is relatively insignificant. Our average termination cost per minute represents our average direct cost for minutes that we buy in order to terminate calls related to our calling card and wholesale carrier businesses. These costs exclude minutes of use related to our consumer phone services business, as its in-network traffic is insignificant.

The decrease in total average revenue-per-minute in our wholesale carrier business is due primarily to continued competition. During the second half of fiscal 2006, we instituted selective price increases on our calling card businesses in the United States and Europe, in an effort to improve gross margins, which has resulted in improved revenue-per-minute price realizations in both the United States and Europe.

The customer base for our U.S. bundled, flat-rate local and long distance phone service plans was approximately 135,000 as of July 31, 2006 compared to 220,000 as of July 31, 2005. We currently offer local service in the following 13 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island, Florida, Georgia and California. In addition, we had approximately 257,000 stand-alone long distance customers as of July 31, 2006 compared to 325,000 customers as of July 31, 2005. The decreases in our customer base occurred as a result of our decision, in mid-fiscal year 2005, to significantly reduce our marketing and advertising efforts because of the increased cost structure and inferior economics we were faced with upon the abolishment of the UNE-P regime by the Federal Communications Commission. Since then, we have entered into agreements with Verizon, AT&T/SBC and BellSouth granting us access to their respective networks, albeit at higher rates than we paid under the UNE-P system. Despite our recent agreements with the RBOC’s, we have generally not been able to attract new customers at an economically desirable cost, and we have therefore significantly reduced the marketing of our bundled phone service. Consequently, our customer count has continued to decline during fiscal 2006, and we expect further declines in the future. As a result of the decline in this business, we made the decision during the third quarter of fiscal 2006 to shut down our Newark call center and eliminate the positions of more than 270 customer service personnel. We do, however, intend to re-enter the market on a test basis with certain new offerings, including a “triple-play” that will include Internet data and satellite television, in addition to bundled local/long distance phone service, and an Internet telephony product.

As a percentage of IDT Telecom’s overall revenues, Retail Telecommunications Services revenues decreased from 74.0% in fiscal 2005 to 73.1% in fiscal 2006, as revenues from our retail businesses declined at a faster rate than did revenues from our wholesale business. The 3.9% decline in calling card sales occurred primarily in the United States and Europe, partially offset by modest increases in South America and Asia.

Calling card sales as a percentage of Retail Telecommunications Services revenues increased to 81.8% in fiscal 2006 from 78.5% in fiscal 2005, as revenues from consumer phone services in the United States fell at a faster rate than did revenues from calling card sales. The decrease in revenues from our U.S. consumer phone services business is due to our decision in mid-fiscal year 2005 to significantly reduce our marketing and advertising efforts as discussed above. Revenues from our Toucan-brand European consumer phone services business increased in fiscal 2006 as compared to the same twelve-month period last year due mostly to the growth in our U.K. customer base, which we sold in the first quarter of fiscal 2007.

The decrease in revenues of our Wholesale Telecommunications Services segment were a direct result of lower per-minute price realizations. As a percentage of IDT Telecom’s total revenues, Wholesale Telecommunications Services revenues increased from 26.0% in fiscal 2005 to 26.9% in fiscal 2006, as revenues from our retail businesses declined at a faster rate than did revenues from our wholesale business.

(in millions, except cost-per-minute) Year ended July 31,			Change
	2006	2005	$	%
Direct cost of revenues
Calling cards	$973.3	$955.0	$18.3	1.9%
Consumer phone services	147.4	170.2	(22.8)	(13.4)
Total retail telecommunications services	1,120.7	1,125.2	(4.5)	(0.4)
Wholesale telecommunications services	466.9	491.8	(24.9)	(5.1)
Total direct costs of revenues	$1,587.6	$1,617.0	$(29.4)	(1.8)%
Average termination cost-per-minute
Calling cards	$0.0601	$0.0563	$0.0037	6.6%
Wholesale telecommunications services	0.0641	0.0806	(0.0164)	(20.4)
Total average termination cost per minute	$0.0614	$0.0631	$(0.0017)	(2.7)%

Direct Cost of Revenues.  Included in direct costs of revenues during fiscal 2006 was a one time adjustment of $57.0 million for regulatory fee accruals relating to our U.S. calling card business. Largely offsetting this increase were lower costs as a result of the decline in our U.S. consumer phone services business. Overall, IDT Telecom gross margins decreased from 22.9% in fiscal 2005 to 19.0% in fiscal 2006, primarily due to the regulatory fee accrual, as well as to the shift in product mix towards lower margin wholesale revenues.

Gross margins in our Retail Telecommunications Services segment decreased from 27.6% in fiscal 2005 to 21.8% in fiscal 2006, due primarily to the regulatory fee accrual, partially offset by increased margins on our calling card business during the second half of fiscal 2006. Margins were also negatively affected by a shift in the retail revenue mix away from higher-margin consumer phone services revenues, as revenues from that business line declined at a faster rate than did calling card revenues.

Direct cost of revenues for consumer phone services decreased due to the decline in our U.S. consumer phone services revenues as a result of our decision to significantly reduce the marketing of this service. Gross margins for consumer phone services for fiscal 2006 were 43.6%, compared to gross margins of 49.0% in fiscal 2005, primarily as a result of reduced margins in our U.S. business, due to our new, less favorable, agreement with Verizon to provide consumer phone services, as well as a shift in revenue mix towards our European business, which generates lower gross margins than does our business in the United States.

Gross margins in our Wholesale Telecommunications Services segment, increased from 9.7% in fiscal 2005 to 11.3% in fiscal 2006, as a result of the lower per minute termination costs, which decreased at a faster rate than did our per minute price realizations. Going forward, we believe that revenues for our wholesale carrier business will stabilize in the range of $120-$130 million per quarter, with some small margin improvements over the recent quarterly levels.

(in millions)			Change
Year ended July 31,	2006	2005	$	%
Selling, general and administrative expenses
Retail telecommunications services	$286.5	$321.0	$(34.5)	(10.7)%
Wholesale telecommunications services	57.8	47.7	10.1	21.2
Total selling, general and administrative	$344.3	$368.7	$(24.4)	(6.6)%

Selling, General and Administrative.  The decrease in selling, general and administrative expenses in fiscal 2006 is due mainly to our decision in mid-fiscal year 2005 to significantly reduce marketing and advertising efforts for our U.S. consumer phone services business as a result of the abolishment of the UNE-P pricing regime, as well as due to lower bad debt costs in our U.S. consumer phone services business, owing to the reduced revenue level. The prior year also included an $8.7 million legal settlement expense, recorded in the second quarter of that year. Partially offsetting this overall decrease in selling, general and administrative expenses is the costs associated with the growth of our consumer phone services business in the United Kingdom, as well as increased spending on our TúYo mobile prepaid wireless phone product. As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses amounted to 17.6% in both fiscal 2006 and fiscal 2005.

Stock-based compensation expense was $12.0 million and $7.8 million in the years ended July 31, 2005 and 2006, respectively, and related to the vesting of restricted stock grants.

Restructuring and Impairment Charges.  As a result of the continued decline in our U.S. consumer phone services subscriber base, during the third quarter of fiscal 2006, we made the decision to shut down our Newark call center and to eliminate the positions of more than 270 customer service personnel, and we recorded in our retail telecommunications segment severance-related charges of $3.4 million. In addition, during the fourth quarter of fiscal 2006 we recorded in our retail telecommunications segment charges of $4.6 million related to the company-wide restructuring and cost savings program.

(in millions)			Change
Year ended July 31,	2006	2005	$	%
(Loss) income from operations
Retail telecommunication services	$(31.1)	$53.0	$(84.1)	(158.7)%
Wholesale telecommunication services	(17.5)	(16.1)	(1.4)	(8.8)
Total (loss) income from operations	$(48.6)	$36.9	$(85.5)	(231.7)%

Voice over IP Segment

(in millions)			Change
Year ended July 31,	2006	2005	$	%
Revenues	$94.2	$73.6	$20.6	28.0%
Direct cost of revenues	54.2	41.3	12.9	31.2
Selling, general and administrative	68.8	58.9	9.9	16.8
Depreciation and amortization	9.6	8.7	0.9	9.7
Restructuring and impairment charges	2.7	18.2	(15.5)	(84.8)
Loss from operations	$(41.1)	$(53.5)	$(12.4)	(23.2)%

Revenues.  Revenues are earned from per-minute charges and subscriptions to Net2Phone’s plans, and from the sale of VoIP services and equipment to resellers, consumers, telecommunications providers and cable operators. The growth in revenues is primarily due to sales of IP telephony services through multiple international channels, including telecommunications operators, ISPs, retail stores and local distributors, as well as to increased broadband telephony subscribers across Net2Phone’s distribution channels. Net2Phone is currently being integrated into IDT Telecom in order to reduce overlaps in infrastructure and to integrate all telecommunications-related product lines into one division. Consequently, effective August 1, 2006, Net2Phone will no longer be reported as a separate segment.

Direct Cost of Revenues.  Direct cost of revenues consists primarily of network costs associated with carrying customers’ traffic on Net2Phone’s network and leased networks, and routing their calls through a local telephone company to reach their final destination. It also includes the cost of purchasing, storing and shipping VoIP equipment. The increase in direct costs of revenues is due to the increase in revenues. Voice over IP’s gross margins decreased from 43.9% in fiscal 2005 to 42.5% in fiscal 2006, mostly due to more minute traffic from lower margin customers.

Selling, General and Administrative.  Increases in selling, general and administrative expenses in fiscal 2006 were due primarily to higher stock based compensation, as discussed below, increased sales commissions and marketing costs associated with the increased revenues, and due to approximately $3.5 million in non-recurring costs associated with IDT’s tender offer for all outstanding shares of common stock of Net2Phone that it did not previously own. As a percentage of total Voice over IP revenues, selling, general and administrative expenses decreased from 80.0% in fiscal 2005 to 73.0% in fiscal 2006, as revenues increased at a faster rate than did selling, general and administrative expenses.

Stock-based compensation expense was $4.1 million and $7.8 million in fiscal 2005 and 2006, respectively. In fiscal 2005, stock-based compensation expense related primarily to vesting of restricted stock grants. In fiscal 2006, stock-based compensation expense related primarily to compensation cost for stock options and to vesting of restricted stock grants. Also, as a result of the Net2Phone merger with IDT, all outstanding options to purchase shares of Net2Phone common stock, whether vested or unvested, were cancelled at the effective time of the merger, and the holders thereof received a cash payment equal to the excess, if any, of $2.05 over the exercise price of the options. In addition, all restrictions under Net2Phone’s 1999 Amended and Restated Stock Option and Incentive Plan applicable to any outstanding shares of Net2Phone common stock lapsed immediately prior to the effective time of the merger, and the holders thereof received the value of the shares based on $2.05 per share, less any applicable taxes. As a result of the aforementioned equity modifications, Net2Phone recorded an aggregate of $8.4 million of stock-based compensation costs during fiscal 2006, partially offset by a $0.6 million reversal of previously recorded stock-based compensation.

Restructuring and Impairment Charges.  In March 2006, after completion of the Net2Phone merger, IDT began the process of integrating Net2Phone’s product offerings and operating and support functions to achieve synergies and cost savings. As a result, IDT eliminated certain positions and recorded severance related costs of $2.6 million during fiscal 2006. During the fourth quarter of fiscal 2005, based on the then quoted market price of Net2Phone’s common stock, we recorded an impairment charge of $15.8 million, to write-down the carrying value of goodwill recorded by IDT on its purchases of Net2Phone equity. The remaining restructuring and impairment charges for fiscal 2005 related to previously announced contract termination and exit costs.

IDT Capital Segment

(in millions) Year ended July 31,			Change
	2006	2005	$	%
Revenues
Energy	$112.8	$12.0	$100.8	836.1%
Local Media	19.7	17.9	1.8	10.0
Ethnic Grocery Brands	11.5	—	11.5	nm
All other	24.1	10.3	13.8	134.0
Total revenues	$168.1	$40.2	$127.9	318.6%

nm—not meaningful

Revenues.  IDT Energy, which we launched in November 2004, has since experienced significant growth. Through our retail energy business, we operate an energy services company, or ESCO, that resells both natural gas and electricity to residential consumers and select small businesses throughout New York State.

As of July 31, 2006, our retail energy subscriber base consisted of approximately 200,000 meters compared to 34,000 meters as of July 31, 2005, and we expect to continue to grow aggressively in fiscal 2007.

Our Local Media business unit is primarily comprised of CTM Brochure Display and WMET radio. CTM’s revenues were $18.7 million in fiscal 2006 and $17.2 million in fiscal 2005.

In fiscal 2006, we established our Ethnic Grocery Brands, or EGB, operation to distribute ethnic-oriented foods. In March 2006, EGB, which is 90% owned by our 51%-owned calling card distribution subsidiary, UTA, purchased the assets of Vitarroz Corp. for $5.2 million. Vitarroz distributes over 400 food products. Prior to the acquisition, EGB’s annualized revenues were approximately $32 million.

The “all other” category consists of our management of an aged receivables operation that operates under the name IDT Carmel, call center operations, and other smaller holdings and operations, including real estate and Hispanic-focused initiatives.

(in millions)			Change
Year ended July 31,	2006	2005	$	%
Direct costs of revenues
Energy	$102.7	$11.3	$91.4	805.4%
Local Media	5.8	5.4	0.4	7.3
Ethnic Grocery Brands	8.6	—	8.6	nm
All other	16.4	11.0	5.4	50.3
Total direct costs of revenues	$133.5	$27.7	$105.8	381.9%

nm—not meaningful

Direct Cost of Revenues.  We purchase gas through wholesale suppliers and various utility companies. We purchase our electricity through the New York State competitive wholesale market for capacity, energy and ancillary services administrated by the NYISO—New York’s Independent System Operator. IDT Capital’s gross margins decreased from 31.0% in fiscal 2005 to 20.6% in fiscal 2006, as the retail energy business, which has lower gross margins than do the segment’s other business lines, became the overwhelming majority of IDT Capital’s revenues in fiscal 2006.

(in millions)			Change
Year ended July 31,	2006	2005	$	%
Selling, general and administrative
Energy	$8.9	$2.3	$6.6	295.7%
Local Media	11.8	10.4	1.4	13.6
Ethnic Grocery Brands	3.0	—	3.0	nm
All other	35.4	11.9	23.5	197.5
Total selling, general and administrative	$59.1	$24.6	$34.5	140.4%

nm—not meaningful

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of compensation costs, as well as advertising, promotion and marketing costs, as well as sales commissions to independent agents at our retail energy business. The increase in selling, general and administrative expenses of the “all other” category relates to businesses that have not yet materially contributed to revenues as well as IDT Capitals’ divisionally unallocated expenses. As a percentage of IDT Capital’s revenues, selling, general and administrative expenses decreased from 61.2% in fiscal 2005 to 35.2% in fiscal 2006, as the revenue growth of our retail energy business was sharply higher than the growth in selling, general and administrative expenses.

Restructuring and Impairment Charges.  During fiscal 2006, we recorded severance related charges of $2.1 million related to the company-wide restructuring and cost savings program. In addition, during fiscal 2005, impairment charges included $0.9 million related to IDT Capital’s write off of leasehold improvements abandoned as a result of the relocation of one of its call center operations, and $0.9 million relating to the write-off of goodwill.

(in millions)			Change
Year ended July 31,	2006	2005	$	%
Income (loss) from operations
Energy	$1.0	(1.6)	$2.6	166.3%
Local Media	0.6	0.8	(0.2)	(24.0)
Ethnic Grocery Brands	(0.1)	—	(0.1)	nm
All other	(34.2)	(17.4)	(16.8)	(96.5)
Total loss from operations	$(32.7)	$(18.2)	$(14.5)	(79.3)%

nm—not meaningful

IDT Solutions Segment

(in millions)			Change
Year ended July 31,	2006	2005	$	%
Revenues	$3.6	$9.6	$(6.0)	(62.8)%
Direct cost of revenues	4.8	14.9	(10.1)	(68.1)
Selling, general and administrative	27.4	16.3	11.1	68.0
Depreciation and amortization	0.1	2.6	(2.5)	(94.6)
Restructuring and impairment charges	6.4	14.2	(7.8)	(55.0)
Loss from operations	$(35.1)	$(38.4)	$(3.3)	(8.4)%

Revenues.  In May 2004, we announced the restructuring of IDT Solutions, which consists of IDT Spectrum and Winstar Holdings, LLC. Such restructuring included the exit from Winstar Holdings’ retail communications business (except for its private line business) by ceasing to provide switched services to commercial customers. Such discontinuation of services was completed by November 2004, and thus revenues and costs from the discontinued business were still part of the operating results for fiscal 2005. IDT Spectrum holds a significant number of FCC licenses for commercial fixed wireless spectrum in the United States. We continue to explore strategic alternatives for the assets and operations of IDT Spectrum.

Direct Cost of Revenues.  Direct cost of revenues decreased in fiscal 2006, as a result of the exit from the retail communications business.

Selling, General and Administrative.  The increase in selling, general and administrative expenses is mostly due to a $10.0 million settlement reached with Lucent, and a $2.0 million write-off of deferred offering costs, during the second quarter of fiscal 2006, due to the ineffective postponement of IDT Spectrum’s IPO.

Restructuring and Impairment Charges.  The May 2004 restructuring plan for IDT Solutions included a reduction of workforce, real estate network and network connectivity, as well as the impairment of assets to their estimated net recoverable value. During fiscal 2005, we recorded real estate network reduction charges of $2.2 million and connectivity reduction charges of $9.5 million. During fiscal 2006, we recorded real estate network reduction and impairment charges of $3.8 million.

In connection with the company wide restructuring and cost savings program initiated in fiscal 2006, we decided to halt the build out of our IDT Spectrum operating unit and eliminated the majority of IDT Spectrum’s workforce. As a result, we recorded severance related charges of $2.6 million.

Corporate

(in millions)			Change
Year ended July 31,	2006	2005	$	%
General and administrative expenses	$56.5	$64.5	$(8.0)	(12.4)%
Depreciation and amortization	2.5	2.2	0.3	13.4
Restructuring and impairment charges	4.3	—	4.3	nm
Loss from operations	$63.3	$66.7	$(3.4)	(5.1)%

nm—not meaningful

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

General and Administrative.  As a percentage of our total consolidated revenues from continuing operations, general and administrative expenses decreased from 2.9% in fiscal 2005 to 2.5% in fiscal 2006, primarily due to a decrease in stock-based compensation expense from $12.9 million in fiscal 2005 to $4.0 million in fiscal 2006. Stock-based compensation expense in fiscal 2005 included $6.8 million related to a modification of options held by our CEO whereby, on July 22, 2005, the Compensation Committee of our Board of Directors approved a modification to extend the terms of 0.7 million options held by our CEO for an additional ten years. Other stock-based compensation expense for the fiscal years 2005 and 2006 primarily related to the vesting of restricted stock grants.

Restructuring, Severance and Impairment.  During fiscal 2006, we recorded severance related charges of $4.3 million related to the company-wide restructuring and cost savings program.

YEAR ENDED JULY 31, 2005 COMPARED TO YEAR ENDED JULY 31, 2004

Results of Operations

Consolidated

(in millions)			Change
Year ended July 31.	2005	2004	$	%
Revenues
IDT Telecom	$2,098.6	$1,894.5	$204.1	10.8%
Voice over IP	73.6	77.9	(4.3)	(5.6)
IDT Capital	40.2	22.8	17.4	76.4
IDT Solutions	9.6	71.6	(62.0)	(86.5)
Total revenues	$2,222.0	$2,066.8	$155.2	7.5%

Revenues.  The 7.5% increase in revenues is mainly due to a 10.8% increase in IDT Telecom revenues partially offset by a decrease in IDT Solutions revenues, due to its exit from the CLEC business. The increase in IDT Telecom revenues primarily resulted from the growth in consumer phone services and calling cards. IDT Telecom minutes of use grew 15.2% (excluding minutes related to our consumer phone services business, which were not carried over our own network), from 20.456 billion in fiscal 2004 to 23.555 billion in fiscal 2005, which more than offset the effect of a decline in the average revenue per-minute.

(in millions)			Change
Year ended July 31,	2005	2004	$	%
Costs and expenses
Direct cost of revenues	$1,700.9	$1,586.3	$114.5	7.2%
Selling, general and administrative	533.1	464.4	68.7	14.8
Depreciation and amortization	93.6	93.8	(0.2)	(0.2)
Restructuring and impairment charges	34.2	58.2	(24.0)	(41.2)
Total costs and expenses	$2,361.8	$2,202.7	$159.0	7.2%

Direct Cost of Revenues.  The increase in direct cost of revenues is due primarily to the growth in our telecommunications minutes of use partially offset by a decrease in IDT Solutions cost of revenues as a result of its exit from the CLEC business. As a percentage of total revenues, direct costs decreased slightly from 76.8% in fiscal 2004 to 76.5% in fiscal 2005. This decrease in direct costs as a percentage of total revenues is due to the shift to a higher margin product mix at IDT Telecom.

Selling, General and Administrative.  This increase in selling, general and administrative expenses is primarily due to the growth of our consumer phone services business in the United Kingdom, ongoing geographic expansion, investments in the development of new businesses and the increase in stock-based compensation costs discussed below, partially offset by a decrease in selling, general and administrative expenses at IDT Solutions. As a percentage of total revenues, selling, general and administrative expenses increased from 22.5% in fiscal 2004 to 24.0% in fiscal 2005, as selling, general and administrative expenses grew at a faster rate than did revenues.

Stock-based compensation costs included in Selling, general and administrative costs increased from $8.5 million in fiscal 2004 to $30.3 million in fiscal 2005. The increase is due partially to a new restricted share incentive plan initiated in the second quarter of fiscal 2004, consisting of grants of restricted shares of IDT Class B common stock. In general, the restricted shares vest over a three-year period following the grant date. Accordingly, fiscal 2004 includes only seven months of stock-based compensation charges as compared to fiscal 2005, which includes a full year vesting of 2004 grants as well as vesting of new grants. Refer to the respective segment sections for a full discussion of these charges.

Depreciation and Amortization.  The decrease in depreciation and amortization expense is primarily due to a decrease in depreciation and amortization expense at IDT Solutions partially offset by the expansion of our telecommunications network infrastructure and facilities. As a percentage of revenues, depreciation and amortization expense decreased from 4.5% in fiscal 2004 to 4.2% fiscal 2005.

Restructuring and Impairment Charges.  Refer to the respective section of the IDT Solutions, IDT Telecom and Voice over IP segments for a full discussion of the restructuring and impairment charges. In addition, during fiscal 2005, impairment charges also included $0.9 million relating to IDT Capital’s write-off of leasehold improvements abandoned as a result of the relocation of one of its call center operations, and $0.9 million relating to the write-off of goodwill. During fiscal 2004, impairment charges also included $10.4 million relating to IDT Capital’s write-off of its TyCom undersea fiber assets that TyCom Ltd. and several related Tyco entities were to deliver to us pursuant to a settlement agreement that resolved a prior dispute, and $3.7 million relating to IDT Capital’s write-off of goodwill and write-down of certain broadcast equipment, both relating to its discontinued syndicated radio network.

(in millions)			Change
Year ended July 31,	2005	2004	$	%
Loss from operations	$(139.8)	$(135.9)	$(3.9)	(2.9)%
Interest income, net	20.6	23.5	(2.9)	(43.2)
Other income, net	71.4	46.6	24.8	(53.4)
Minority interests	(2.6)	(33.7)	31.1	92.3
Provision for income taxes	(6.3)	30.7	(37.0)	(120.5)
Loss from continuing operations	(56.7)	(68.8)	12.1	17.6
Income from discontinued operations	12.9	9.9	3.0	30.3
Net loss	$(43.8)	$(58.9)	$15.1	25.6%

Interest.  The decrease in net interest income is due primarily to a lower interest bearing cash and marketable securities average portfolio balance in fiscal 2005 compared to fiscal 2004, as well as higher interest expense resulting from higher levels of outstanding debt in fiscal 2005.

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

Minority Interests.  Minority interests arise mostly from our 51% equity ownership in Union Telecard Alliance and our average equity ownership of approximately 17.6% and 21.1% of Net2Phone during fiscal 2004 and 2005, respectively. The year-over-year decrease in minority interest expense is partially due to increased net losses of Net2Phone reported in fiscal 2005, as compared to fiscal 2004, as well as the increase in our average equity ownership of Net2Phone, as a result of our acquisition of an additional 26% interest, which was consummated on March 8, 2005.

On March 4, 2004, as part of a larger transaction, we acquired from Liberty Media 40,000 shares of Series A preferred stock of IDT Investments, a subsidiary of IDT. In connection with this transaction, we recorded an increase to minority interest expense of $7.1 million, to adjust the acquired preferred stock to its accreted value. In addition, on April 28, 2004, in conjunction with an exercise by Hicks, Muse, Tate & Furst Incorporated (HMTF) of 2.2 million options to acquire shares of IDT Class B common stock, we received from HMTF 18,195 shares of Series B preferred stock of IDT Investments. In connection with this transaction, we recorded an increase to minority interest expense of $2.9 million, to adjust the preferred stock received to its accreted value.

Income Taxes.  Income tax expense results primarily from income generated by our foreign subsidiaries.

Discontinued Operations. Our income from discontinued operations consists of the following:

(in millions) Year ended July 31,	2005	2004
Income from operations of Corbina	$17.2	$14.7
Provision for income taxes	(4.4)	(3.8)
Total income from Corbina	12.8	11.0
Income (loss) from operations of IDT Entertainment	$1.3	$(1.3)
Provision for (benefit from) income taxes	(1.2)	0.2
Total income (loss) from IDT Entertainment	0.1	(1.1)
Total discontinued operations	$12.9	$9.9

IDT Telecom—Retail Telecommunications Services and Wholesale Telecommunications Services Segments

(in millions, except revenue-per-minute)			Change
Year ended July 31,	2005	2004	$	%
Revenues
Calling cards	$1,220.4	$1,148.1	$72.3	6.3%
Consumer phone services	333.5	224.9	108.6	48.3
Total retail telecommunication services	1,553.9	1,373.0	180.9	13.2
Wholesale telecommunications services	544.7	521.5	23.2	4.5
Total revenues	$2,098.6	$1,894.5	$204.1	10.8%
Minutes of use
Calling cards	17,224	15,627	1,597	10.2%
Wholesale telecommunications services	6,331	4,829	1,502	31.1
Total minutes of use	23,555	20,456	3,099	15.2%
Average revenue-per-minute:
Calling cards	$0.0697	0.0734	(0.0037)	(5.0)%
Wholesale telecommunications services	0.0864	0.1077	(0.0213)	(19.8)
Total average revenue per minute	$0.0742	$0.0815	$(0.0073)	(8.3)%

Revenues.  Revenues increased primarily as a result of the growth in both consumer phone services and calling cards. Minutes of use grew by 15.2% (excluding minutes related to our consumer phone services business, which were not carried over our own network) from 20.456 billion in fiscal 2004 to 23.555 billion in fiscal 2005. The growth in minutes of use occurred in both our Retail Telecommunications Services and Wholesale Telecommunications Services segments, with most of the year-over-year gain due to growth within our calling card businesses in both the United States and Europe. Revenues grew at a slower rate than did minutes of use due to an 8.3% decline in average revenue-per-minute. The decrease in average revenue-per-minute is due primarily to continued competition in both retail and wholesale markets.

As a percentage of IDT Telecom’s overall revenues, Retail Telecommunications Services revenues increased from 72.5% in fiscal 2004 to 74.0% in fiscal 2005, as revenues from our retail businesses grew at a faster rate than did our wholesale business. The 6.3% growth in calling card sales was broadly based geographically, and especially strong in Latin America and Asia. These regions continued to make steady market share progress during fiscal 2005, although they continued to represent a small proportion of our global calling card operations.

Calling card sales as a percentage of Retail Telecommunications Services revenues decreased to 78.5% in fiscal 2005 from 83.6% in fiscal 2004, as revenues from consumer phone services grew at a faster rate than did revenues from calling card sales. The increase in revenues from consumer phone services, in which we act as a switchless reseller of another company’s network, is primarily due to the year-over-year growth in our customer base for our Toucan consumer phone product in the United Kingdom.

The customer base for U.S. bundled, flat-rate local and long distance phone service plans was approximately 220,000 as of July 31, 2005 compared to 280,000 as of July 31, 2004. We currently offer local service in the following 13 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island, Florida, Georgia and California. In addition, we had approximately 325,000 long distance-only customers as of July 31, 2005 compared to 407,000 customers as of July 31, 2004. The decrease in our combined customer base occurred as a result of our customer base churn not being replenished by a sufficient number of new customers, due to our decision in mid-fiscal year 2005, to halt our marketing and advertising campaigns until we signed a long-term services agreement for local phone service. In July 2005, we signed a long-term wholesale services agreement with Verizon Communications Inc. for local phone service, effective August 1, 2005, for Verizon to provide us with dial tone services or access to its local networks for a period of up to five years.

Consumer phone services gross margins for fiscal 2005 were 49.0%, compared to margins of 50.8% in fiscal 2004, reflecting primarily a shift in customer phone services revenue mix towards our United Kingdom business, which tends to experience somewhat lower gross margins than does our business in the United States.

Wholesale Telecommunications Services revenues increased by 4.5%, as increased traffic volumes were partially offset by lower per-minute price realizations. As a percentage of IDT Telecom’s total revenues, Wholesale Telecommunications Services revenues decreased from 27.5% in fiscal 2004 to 26.0% in fiscal 2005, as revenues from our retail businesses grew at a faster rate than did revenues from our wholesale business.

(in millions, except cost-per-minute)			Change
Year ended July 31,	2005	2004	$	%
Direct cost of revenues
Calling cards	$955.0	$894.8	$60.3	6.7%
Consumer phone services	170.2	110.7	59.4	53.7
Total retail telecommunication services	1,125.2	1,005.5	119.7	11.9
Wholesale telecommunication services	491.8	465.0	26.8	5.8
Total direct costs of revenues	$1,617.0	$1,470.5	$146.5	10.0%
Average termination cost-per-minute
Calling cards	$0.0563	0.0613	(0.0050)	(8.2%)
Wholesale telecommunications services	0.0806	0.0961	(0.0155)	(16.1)
Total average termination cost per minute	$0.0631	$0.0699	$(0.0068)	(9.0)%

Direct Cost of Revenues.  Direct cost of revenues increased primarily due to the growth in our telecommunications minutes of use. Overall IDT Telecom gross margins increased from 22.4% in fiscal 2004 to 22.9% in fiscal 2005 primarily due to a shift in product mix towards higher margin retail revenues. Our average termination cost-per-minute declined 9.0% to $0.0631 in fiscal 2005, from $0.0699 in fiscal 2004.

Gross margins in our Retail Telecommunications Services segment decreased from 26.8% in fiscal 2004 to 27.6% in fiscal 2005, due primarily to the shift in product mix towards higher margin consumer phone services.

Direct cost of revenues for consumer phone services due to the significant growth in consumer phone services revenues. Gross margins in our consumer phone services decreased from 50.8% in fiscal 2004 to 49.0% in fiscal 2005, reflecting primarily the shift in our consumer phone services revenue mix towards our United Kingdom business, which tends to experience somewhat lower gross margins than does our business in the United States.

Direct cost of revenues for Wholesale Telecommunications Services increased due to the growth in wholesale carrier minutes. Gross margins in our Wholesale Telecommunications Services decreased from 10.8% in fiscal 2004 to 9.7% in fiscal 2005, due to the decline in per-minute price realizations, arising from our strategic decision undertaken during the year to temporarily sacrifice margin in order to drive volumes and market share.

(in millions)			Change
Year ended July 31,	2005	2004	$	%
Selling, general and administrative expenses
Retail telecommunication services	$321.0	$239.2	$81.8	34.2%
Wholesale telecommunication services	47.7	51.4	(3.7)	(7.2)
Total selling, general and administrative	$368.7	$290.6	$78.1	26.9%

Selling, General and Administrative.  The increase in selling, general and administrative expenses is due to several factors, including higher sales and marketing expenses resulting from the growth of our consumer phone services business in the United Kingdom, increased headcount to support our ongoing geographic expansion, and our investments in the development of new businesses, in both the United States and abroad. The majority of the headcount increase has taken place outside the United States, particularly in Western Europe, Asia, and Latin America. These new businesses, which have not yet contributed materially to our revenues, include both telecom and non-telecom products and services marketed to our existing retail and wholesale customer bases. As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses increased from 15.3% in fiscal 2004, to 17.6% in fiscal 2005, as selling, general and administrative expenses increased at a faster rate than did our revenues.

Stock-based compensation included in selling, general and administrative expenses was $4.4 million and $12.0 million in fiscal 2004 and fiscal 2005, respectively, and related to the vesting of restricted stock grants and to charges for stock options granted to outside consultants.

(in millions)			Change
Year ended July 31,	2005	2004	$	%
Depreciation and amortization
Retail telecommunication services	$54.5	$45.5	$9.0	19.8%
Wholesale telecommunication services	21.4	21.6	(0.2)	(0.9)
Total depreciation and amortization	$75.9	$67.1	$8.8	13.1%

Restructuring and Impairment Charges.  Impairment charges of $0.9 million were recorded by IDT Telecom during fiscal 2004, resulting from the write-off of goodwill.

(in millions)			Change
Year ended July 31,	2005	2004	$	%
(Loss) income from operations
Retail telecommunication services	$53.0	$81.8	$(28.8)	(35.2)%
Wholesale telecommunication services	(16.1)	(16.5)	0.4	2.4
Total income from operations	$36.9	$65.3	$(28.4)	(43.5)%

Voice over IP Segment

(in millions)			Change
Year ended July 31,	2005	2004	$	%
Revenues	$73.6	$77.9	$(4.3)	(5.6)%
Direct cost of revenues	41.3	42.0	(0.7)	(1.6)
Selling, general and administrative	58.9	45.2	13.7	30.4
Depreciation and amortization	8.7	10.5	(1.8)	(17.2)
Restructuring and impairment charges	18.2	2.2	16.0	728.5
Loss from operations	$(53.5)	$(21.9)	$(31.6)	(144.0)%

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

Direct Cost of Revenues.  Direct cost of revenues consists primarily of network costs associated with carrying customers’ traffic on Net2Phone’s network and leased networks, and routing their calls through a local telephone company to reach their final destination. It also includes the cost of purchasing, storing and shipping VoIP devices. Voice over IP’s gross margins decreased from 46.2% in fiscal 2004 to 43.9% in fiscal 2005, mostly due to product mix.

Selling, General and Administrative.  As a percentage of total Voice over IP revenues, selling, general and administrative expenses increased from 57.9% in fiscal 2004 to 80.0% in fiscal 2005. The increase, both in absolute dollar terms and as a percentage of revenues, is due primarily to increased costs associated with growing Net2Phone’s cable telephony business. Stock-based compensation included in selling general and administrative expenses increased from a net expense reduction of $3.2 million in fiscal 2004 to an expense of $4.1 million in fiscal 2005. The primary factor driving this increase was variable accounting for repriced stock options granted by Net2Phone. During fiscal 2004, Net2Phone reduced previously recorded expense by $5.3 million to reflect the mark-to-market impact on repriced options due to a decline in Net2Phone’s stock price as of July 31, 2004. During fiscal 2005, Net2Phone did not record any expense related to these repriced options as Net2Phone’s stock price remained below all repriced exercise prices as of July 31, 2005. In addition, during fiscal 2005 and fiscal 2004, Net2Phone recorded stock-based compensation of $4.0 million and $2.2 million, respectively, related to (i) a stock based incentive compensation program, (ii) vesting of a nominal number of non-qualified stock options for which the exercise price was less than the fair market value of Net2Phone’s common stock, and (iii) funding of Net2Phone’s 401(k) plan company match program.

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

IDT Solutions Segment

(in millions) Year ended July 31,			Change
	2005	2004	$	%
Revenues	$9.6	$71.6	$(62.0)	(86.5)%
Direct cost of revenues	14.9	69.3	(54.4)	(78.5)
Selling, general and administrative	16.3	62.2	(45.9)	(73.8)
Depreciation and amortization	2.6	11.6	(9.0)	(77.5)
Restructuring and impairment charges	14.2	41.0	(26.8)	(65.4)
Loss from operations	$(38.4)	$(112.5)	$(74.1)	(65.9)%

Revenues.  In May 2004, we announced the restructuring of our IDT Solutions business segment, which consists of IDT Spectrum and Winstar Holdings, LLC. Such restructuring included a shut down of Winstar Holdings’ CLEC business, by ceasing the provision of retail switched communications services to commercial customers. Such discontinuation of services has now been completed. IDT Spectrum owns and is exploiting our fixed wireless spectrum and related assets. IDT Spectrum holds a significant number of licenses for commercial fixed wireless spectrum licenses in the United.

Direct Cost of Revenues.  Direct cost of revenues decreased as a result of the exit from the CLEC business. As a percentage of IDT Solutions’ revenues, direct costs increased from 96.7% in fiscal 2004 to 154.6% in fiscal 2005, as revenues decreased at a faster rate than did cost of revenues, since in order to avoid disruption of services during the winding down process (which was completed in November 2004), our ability to reduce the fixed costs and footprint of the Winstar network was dependent and had to trail our rate of customer discontinuations. In addition, the costs of operating Winstar’s network post November 2004 in order to provide services to our remaining government customers was higher than the revenues generated by the provision of such services.

Selling, General and Administrative.  Selling, general and administrative expenses decreased as a result of the exit from the CLEC business. As a percentage of IDT Solutions revenues, selling, general and administrative expenses increased from 86.9% in fiscal 2004 to 169.4% in fiscal 2005, as revenues decreased at a faster rate than did selling, general and administrative expenses, since in order to avoid disruption of services during the winding down process, our ability to reduce headcount and other costs was dependent and had to trail our rate of customer discontinuations. In addition, the costs of operating the business post November 2004 in order to provide services to our remaining government customers is significantly higher than the revenues generated by the provision of such services. The main component of selling, general and administrative expenses for fiscal 2005 and fiscal 2004 was employee compensation and benefits, accounting for $10.2 million and $38.5 million, or about 63.0% and 62.5%, respectively, of total selling, general and administrative expenses. Stock-based compensation charges included in selling, general and administrative expenses were $0.7 million and $0.2 million in fiscal 2004 and fiscal 2005, respectively, and related to the vesting of restricted stock grants.

Restructuring and Impairment Charges.  Restructuring and impairment charges consisted of the following (in millions):

Year ended July 31,	2005	2004
Workforce reductions	$0.6	$4.7
Real estate and connectivity reductions	11.7	2.9
Impairment charges	—	33.1
Other	1.9	0.3
TOTAL	$14.2	$41.0

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

The restructuring plans included reductions to IDT Solutions’ workforce, real estate network and network connectivity, as well as the impairment of assets to their estimated net recoverable value. The fiscal 2004 restructuring plans are now complete.

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

As part of the May 2004 restructuring plan, during fiscal 2005 we further terminated leases and related connectivity on additional 2,151 buildings on Winstar’s network. During fiscal 2005, we recorded real estate network reduction charges of $2.2 million and connectivity reduction charges of $9.5 million. As of July 31, 2005, approximately 49 buildings remained on Winstar’s network.

Impairment Charges

We tested the recoverability of IDT Solutions’ long-lived assets, as a result of the May 2004 restructuring plan announcement. In connection with such test, we recorded impairment charges of $21.9 million, $6.2 million, and $5.0 million to write down fixed assets, capitalized labor, and intangibles, respectively, to their estimated net realizable value, during the year ended July 31, 2004. No such charges were recorded during fiscal 2005.

Corporate

(in millions) Year ended July 31,			Change
	2005	2004	$	%
General and administrative expense	$64.5	$42.3	$22.3	52.7%
Depreciation and amortization	2.2	1.9	0.2	10.7
Loss from operations	$66.7	$44.2	$22.5	50.8%

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

General and Administrative.  The increase in general and administrative expenses is primarily the result of higher business development costs and legal and professional fees, as well as an increase in costs relating to planning and implementing Sarbanes-Oxley requirements. As a percentage of our total consolidated revenues, general and administrative expenses increased from 2.0% in fiscal 2004 to 2.9% in fiscal 2005, as a result of general and administrative expenses increasing at a faster rate than revenues.

Stock-based compensation included in general and administrative expenses was $6.2 million in fiscal 2004, which primarily related to the vesting of restricted stock grants and to stock options granted to outside consultants for past services. Stock-based compensation was $12.9 million in fiscal 2005, of which $6.1 million related primarily to the vesting of restricted stock grants and stock options granted to outside consultants for past services, and $6.8 million related to a modification of options held by our CEO. On July 22, 2005, the Compensation committee of our Board of Directors approved a modification to extend the term of 0.7 million options held by our CEO, for an additional ten years.

LIQUIDITY AND CAPITAL RESOURCES

General

Historically, we have satisfied our cash requirements through a combination of our existing cash, cash equivalents, cash flow from operating activities, proceeds from the sales of marketable securities and investments, sales of equity securities including the exercise of stock options and sales under our employee stock purchase plan, borrowings from third parties, and the monetization of businesses (e.g. Corbina Telecom, IDT Entertainment, and Toucan).

(in millions) Year ended July 31,	2006	2005
Cash flows (used in) provided by
Operating activities	$(112.7)	$49.8
Investing activities	287.7	70.4
Financing activities	(141.9)	(8.0)
Effect of exchange rate changes on cash and cash equivalents	5.2	0.2
Increase in cash and cash equivalents from continuing operations	38.3	112.4
Net cash used in discontinued operations	(59.1)	(82.6)
(Decrease) increase in cash and cash equivalents	$(20.8)	$29.8

Operating Activities

As of July 31, 2006, we had cash and cash equivalents and marketable securities of approximately $514.8 million, and working capital (current assets less current liabilities) of approximately $563.4 million. In addition, included in assets of discontinued operations as of July 31, 2006, we had cash and cash equivalents and marketable securities of approximately $60.7 million. Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specially trade accounts receivable and trade accounts payable.

Towards the end of our third quarter of fiscal 2006, we initiated a company-wide restructuring and cost savings program, to better align our infrastructure to our current and anticipated near-term future business needs. As of July 31, 2006, this has resulted in the elimination of approximately 480 employees, of which more than 270 were customer service related. These reductions resulted in approximately $19.6 million in severance costs that were accrued in fiscal 2006. In addition during the first quarter of fiscal 2007, we continued the company-wide restructuring and cost savings program and eliminated an additional 56 employees, which resulted in an additional $2.6 million in severance costs accrued in fiscal 2007. Savings resulting from the restructuring efforts to date are estimated to be approximately $35 -$40 million per year, and will begin to be reflected in our operating results in fiscal 2007. As of July 31, 2006, $12.7 million remained accrued for the ultimate payment of these severance costs.

In fiscal 2006, our U.S. calling card business recorded $57.0 million of accruals for the various telecom regulatory agency fees including: Telecommunications Relay Services Fund (TRS), Federal Communications Commission (FCC) and Universal Service Fund (USF) for the period through July 31, 2006. These charges reflect what we believe at this time to be our liability to all such agencies, given the methodologies used by the Universal Service Administration Corporation (USAC) for calculation of USF related fees, in its audit of our U.S. calling card business for calendar years 2000 through 2004, which was completed during fiscal 2006. We have filed an appeal related to the audit findings, and will vigorously contest the methodologies used in calculating these fees. Based upon the methodologies used by USAC, and our projected telecom revenues, traffic and call termination destinations, we believe that our U.S. calling card business could potentially be liable for approximately $3.5 to $4.5 million in all such fees on a going forward quarterly basis. We expect to incorporate these fees within our revenue pricing structure going forward as of July 31, 2006, we had not paid any of the $57.0 million in regulatory accruals.

Investing Activities

During fiscal 2006, we received $314.5 million in cash from the net sales and maturities of marketable securities, compared to $173.7 million during fiscal 2005. Our capital expenditures were $53.5 million in fiscal 2006, compared to $91.2 million in fiscal 2005. During fiscal 2006, we continued to build and expand our international and domestic telecommunications network infrastructure.

We have historically made significant expenditures designed to expand our global telecommunications network, including the recent purchase of Net2Phone, which greatly expanded the VoIP capabilities of our network. We now operate a total of six international gateway switches, four in the United States and two in the United Kingdom, and one domestic switch in the United States. In addition, we have extensive softswitching capacity in the United States, United Kingdom, Argentina, Peru, Brazil, and Hong Kong. We also maintain points-of-presence (“POPs”) in various international locations, providing interconnect capabilities in numerous countries. We currently anticipate that total capital expenditures for all our divisions for fiscal 2007 will be in the $45 million to $55 million range. This estimate is contingent upon several factors, including, but not limited to, the specific timing of our site build-outs, the specific timing of integration of the IDT network with the Net2Phone network (which may allow for a reduction in traditional circuit-switched capacity requirements), market prices for telecommunications equipment and the availability of such equipment in the distressed asset market. Whereas we have generally adopted a strategy of investing in network expansion as the need arises, our near term focus will be on streamlining our global network through the integration and hybridization of the Net2Phone network and the IDT network. Therefore, the timing of any network expansion, and the coincident purchases of property, plant and equipment, is highly dependent upon the timing and magnitude of growth in our telecommunications minutes of use as well as the integration of the Net2Phone network and the IDT network. We expect to fund our capital expenditures with our operating cash flows and with our cash, cash equivalents and marketable securities balances. From time to time, we will also finance a portion of our capital expenditures through capital leases.

During fiscal 2006, we purchased a total of 46.6 million shares of Net2Phone, which were validly tendered in the tender offer and in connection with the merger transaction, for a total purchase price of $97.1 million.

In March 2006, we consummated the sale of our Russian telecom business, Corbina Telecom, to a Moscow-based consortium of private equity investors, for net proceeds of $129.3 million in cash after banking and other transaction related costs.

In March 2006, Ethnic Grocery Brands, which is 90% owned by our 5% owned subsidiary, UTA, acquired the assets of Vitarroz Corp. for $5.2 million. Also in fiscal 2006, we made some other smaller acquisitions, including a purchaser of charged-off consumer debt.

In the first quarter of fiscal 2007, we completed the sale of IDT Entertainment to Liberty Media Corporation for (i) 14.9 million shares of our Class B common stock and Liberty Media’s approximate 4.8% interest in IDT Telecom, (ii) $229.5 million in cash, (iii) the repayment of $58.7 million of IDT Entertainment’s intercompany payable to IDT and (iv) the assumption of all of IDT Entertainment’s existing indebtedness. We expect to record a gain in the range of $175 million to $195 million on the sale of IDT Entertainment in the first quarter of fiscal 2007.

Historically, the operations of IDT Entertainment required significant funding, which was provided by IDT as well as through credit facilities. In fiscal 2006, 2005 and 2004, we funded the operations of IDT Entertainment in the amount of $82.6 million, $79.0 million and $101.0 million, respectively. Going forward, we expect to experience significant improvements in our cash flows as a result of the sale of IDT Entertainment, as compared to our cash flows prior to the sale. Moreover, the cash proceeds from the sale of IDT Entertainment have contributed significantly to our cash position in the first quarter of Fiscal 2007.

In the first quarter of fiscal 2007, we sold our United Kingdom consumer phone services business, Toucan, to Pipex Communications for $37.4 million in cash (including the assumption of inter-company obligations owing to IDT and its subsidiaries) and Pipex ordinary shares valued at $8.1 million. We expect to recognize a gain in the range of $40 million to $50 million in connection with the sale of Toucan in the first quarter of fiscal 2007.

Financing Activities

We received approximately $2.9 million and $3.9 million in proceeds from the exercise of IDT stock options during fiscal 2006 and 2005, respectively. During fiscal 2006 we repaid $10.8 million in debt (net of new borrowings) and in 2005, we received $11.5 million in proceeds from borrowings (net of repayments). Borrowings in fiscal 2006 consisted of an $11.0 million term loan used to finance the cost of two properties used to house most of our U.S. telecom network infrastructure. We also repaid capital lease obligations of $21.6 million and $16.7 million during fiscal 2006 and 2005, respectively. The future minimum payments of principal and interest on our capital lease obligations are $54.6 million, with $20.9 million, $19.9 million, $11.0 million and $2.8 million payable in fiscal 2007, fiscal 2008, fiscal 2009 and fiscal 2010, respectively. In addition, we distributed to the minority equity holders of our Union Telecard Alliance subsidiary and its consolidated partners $25.4 million and $27.9 million in cash during fiscal 2006 and 2005, respectively.

In June 2006, our Board of Directors authorized a stock repurchase program for the repurchase of up to 25 million shares of our Class B common stock and common stock without regard to class. The Board of Directors also authorized the termination of our previous stock repurchase program, under which we had authority to purchase an additional 1.9 million shares of common stock and 11.7 million shares of Class B common stock. Through June 2006, under our previous stock repurchase program, we repurchased an aggregate of 6.4 million shares of IDT common stock and Class B common stock for an aggregate purchase price of $79.3 million, of which $63.7 million occurred in fiscal 2006. Through July 2006, under our new stock repurchase program, we repurchased an aggregate of 0.4 million shares of IDT common stock and Class B common stock for an aggregate purchase price of $5.9 million.

During fiscal 2006 and 2005, we also acquired an aggregate of 0.3 million and 0.2 million shares of our Class B common stock held by certain of our employees for $3.9 million and $2.7 million, respectively.

On May 22, 2006, we completed an offer to purchase from eligible option holders outstanding stock options to purchase shares of our Class B common stock, at a cash purchase price equal to $2.00 net per share underlying such options. Options to purchase 7.9 million shares were tendered and accepted in the offer, for a total purchase price of $15.8 million. All options accepted for payment were cancelled immediately upon expiration of the offer and are no longer exercisable.

We continued to fund our IDT Capital segment throughout fiscal 2006. We anticipate that IDT Capital will continue to rely on us to fund their cash needs, including operating expenses, capital expenditures, and potential investments and acquisitions.

CHANGES IN TRADE ACCOUNTS RECEIVABLE, ALLOWANCE FOR DOUBTFUL ACCOUNTS AND DEFERRED REVENUE

Gross trade accounts receivable increased from $195.3 million at July 31, 2005 to $223.5 million at July 31, 2006, mostly due to timing of operating cash receipts and the significant growth of our retail energy business. The allowance for doubtful accounts as a percentage of gross trade accounts receivable decreased from 20.6% at July 31, 2005, to 15.8% at July 31, 2006, due primarily to the growth of our retail energy business, which has a significantly lower bad debt rate risk compared to our other businesses. We sell our retail energy receivables to the underlying incumbent utility providers, which pay us on regular intervals. The incumbent utility providers purchase the receivables from us for a fee, usually not more than 1.5% of the receivables value, covering bad debts and collection expenses, thereby limiting our bad debt risk associated with those receivables.

Deferred revenue as a percentage of total revenues vary from period to period, depending on the mix and the timing of revenues. Deferred revenue arises primarily from the sales by IDT Telecom of our calling cards and consumer phone services both in the United States as well as in Europe. Deferred revenue decreased to $134.3 million at July 31, 2006 compared to $141.6 million at July 31, 2005, due to a decline in activations of our U.S. calling cards as a result of our decision in mid-fiscal 2006 to increase rates. This was partially offset by increased calling card activations in South America and Asia.

Other Sources and Uses of Resources

We intend to, where appropriate, make strategic acquisitions to expand our telecommunications businesses. These acquisitions could include, but are not limited to, acquisitions of telecommunications equipment, telecommunications network capacity, customer bases or other assets. From time to time, we evaluate potential acquisitions of companies, technologies, products and customer accounts that complement our core telecom businesses. We also intend to make strategic investments and acquisitions to complement and/or expand our IDT Capital segment, which may include the purchase of business and/or assets in the energy, local media and ethnic foods industries, as well as the purchase of consumer debt portfolios. In considering investments and acquisitions, we will search for opportunities to profitably grow our existing businesses, to add qualitatively to the range of businesses in the IDT portfolio, to achieve operational synergies and to supplement our existing network through the timely purchase from third parties of necessary equipment. At this time, we cannot guarantee that we will be presented with acquisition opportunities that meet our return on investment criteria, or that our efforts to acquire such companies that meet our criteria will be successful.

We believe that, based upon our present business plan, and due to the large balance of cash, cash equivalents and marketable securities we held as of July 31, 2006, our existing cash resources will be sufficient to meet our currently anticipated working capital and capital expenditure requirements, and to fund any potential operating cash flow deficits within any of our segments for at least the next twelve months. If our growth exceeds current expectations or if we acquire the business or assets of another company, we might need to raise additional capital from equity or debt sources. There can be no assurance that we will be able to raise such capital on favorable terms or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our anticipated expansion, which could have a material adverse effect on our business, financial condition and/or results of operations.

The following tables quantify our future contractual obligations and commercial commitments, as of July 31, 2006 (in millions):

CONTRACTUAL OBLIGATIONS

Payments Due by Period

	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Capital lease obligations (including interest)	$54.6	$20.9	$33.7	$—	$—
Operating leases	230.2	24.8	26.5	21.6	157.3
Purchase obligations	13.0	13.0	—	—	—
Notes payable (including interest)	150.0	9.5	16.9	15.8	107.8
TOTAL CONTRACTUAL OBLIGATIONS(1)	$447.8	$68.2	$77.1	$37.4	$265.1

(1) In February 2005, we entered into a multi-year agreement to grant a telecommunications service provider the right to service certain of our domestic and international wireless traffic. Terms of the agreement are based on a minimum purchase of $75 million of services from the telecommunications service provider over the term of the agreement. Any remaining financial obligation under the agreement as of July 31, 2006 is not included in the above table due to the uncertainty of the timing and amounts of any such payments.

OTHER COMMERCIAL COMMITMENTS

Payments Due by Period

	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Standby letters of credit	$52.1	$48.7	$2.4	$1.0	$—

FOREIGN CURRENCY RISK

Revenues from our international operations represented 31%, 27%, and 21% of our consolidated revenues from continuing operations for the years ended July 31, 2006, 2005 and 2004, respectively. A significant portion of these revenues is in denominations other than the U.S. Dollar. Foreign currency exchange risk that we are subject to is mostly mitigated by our ability to offset the majority of these non dollar-denominated revenues with operating expenses that are paid in the same currencies. As such, the net amount of our exposure to foreign currency exchange rate changes is not material.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations, that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

The Securities and Exchange Commission’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments, such as investments and debt, that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are exposed to market risks from changes in commodity prices. We may hedge market price fluctuations associated with physical purchases and sales of electricity and natural gas by using derivative instruments including futures, forwards, basis swaps, transmission congestion contracts and financial transmission rights contracts. We are exposed to changes in interest rates primarily from our investments in cash equivalents and marketable debt securities. On occasion, we use interest rate derivative instruments and investment strategies to manage our exposure to interest rate changes, such as total return swap agreements, short sale strategies, and repurchase and reverse repurchase agreements. We do not consider our market risk exposure relating to foreign currency exchange to be material, as we generally have sufficient cash outflows based in these currencies to largely offset the cash inflows based in these currencies, thereby creating a natural hedge. In order to mitigate the risk associated with the small amounts of remaining net foreign exchange exposure, which we experience from time to time, we have, on occasion, entered into foreign exchange hedges. In addition to but separate from our primary business, we hold a small portion of our total asset portfolio in hedge funds for speculative and strategic purposes. As of July 31, 2006, the carrying value of our investments in such hedge funds was approximately $31.2 million. Investments in hedge funds carry a significant degree of risk, which will depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that hedge fund managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our interests in these funds may go down as well as up and we may not receive, upon redemption, the amounts originally invested.

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements and supplementary data of the Company and the report of the independent registered public accounting firm thereon set forth on pages F-1 through F-35 herein are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) and internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report, that ensure that information relating to the Company which is required to be disclosed in this Annual Report is recorded, processed, summarized and reported, within required time periods. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be accumulated and communicated to them by others within those entities, particularly during the period in which this Annual Report was being prepared, to allow timely decisions regarding required disclosure. There has not occurred any changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting and the attestation report of our independent registered public accounting firm is included in this Annual Report on Form 10-K on pages 69 and 70 and is incorporated herein by reference.

Item 9B. Other Information.

None.

Part III

Item 10. Directors and Executive Officers of the Registrant.

The following is a list of our directors and executive officers along with the specific information required by Rule 14a-3 of the Securities Exchange Act of 1934:

Executive Officers

Howard S. Jonas—Chairman of the Board

James A. Courter—Chief Executive Officer and Vice Chairman of the Board

Ira A. Greenstein—President

Morris Lichtenstein—Chief Operating Officer

Marcelo Fischer—Chief Financial Officer and Treasurer

Mitch Silberman—Chief Accounting Officer and Controller

Joyce J. Mason—Executive Vice President, General Counsel and Secretary

Moshe Kaganoff—Executive Vice President of Strategic Planning

Ely D. Tendler—Chief Legal Officer

Douglas W. Mauro—Chief Tax Officer

Marc E. Knoller—Executive Vice President

Kathleen B. Timko—Executive Vice President of Technology

Morris Berger—Executive Vice President of Business Development

Yona Katz—Executive Vice President of Business Development

Management Directors

Howard S. Jonas

James A. Courter

Ira A. Greenstein

Stephen R. Brown

Joyce J. Mason

Marc E. Knoller

Moshe Kaganoff

Independent Directors

J. Warren Blaker—Professor Emeritus of Physics and former Director of the Center for Lightwave Science and Technology, Fairleigh Dickinson University; former CEO of University Optical Products, Inc.

Rudy Boschwitz—Founder and Chairman of Home Valu, Inc.; Chairman of the Advisory Committee of the Center for Global Food Issues; former U.S. Senator, Minnesota; former Ambassador to the UN Commission on Human Rights

Saul K. Fenster—President Emeritus of New Jersey Institute of Technology

James S. Gilmore, III—partner at Kelley Drye Collier Shannon; Chairman of the National Council on Readiness and Preparedness; former Governor of the Commonwealth of Virginia

Jack F. Kemp—Founder and Chairman of Kemp Partners; former nine-term U.S. Congressman, Buffalo, NY; former Secretary of HUD

Jeane J. Kirkpatrick—President of the Helen Dwight Reid Foundation; former U.S. Ambassador to the United Nations; Member of President Ronald Reagan’s Cabinet and National Security Council

Slade Gorton—Of Counsel at Preston Gates & Ellis LLP; former U.S. Senator, Washington

Marc J. Oppenheimer—President of Octagon Associates, Inc.

As a result of certain of the transactions consummated in fiscal 2006 and the first quarter of fiscal 2007, all of our key operating subsidiaries are now wholly owned by IDT and none of such companies have securities that are separately listed on any exchange. Accordingly, we have removed non-employee directors from the Boards of Directors of each of Net2Phone, IDT Telecom, IDT Capital and IDT Spectrum.

Additionally, the Nominating Committee of our Board of Directors has determined to nominate a smaller slate of directors for election at our Annual Meeting of Stockholders to be held on December 14, 2006. Our smaller Board of Directors will continue to consist of a majority of Independent Directors, as defined by the New York Stock Exchange.

The decreases in board sizes and the elimination of non-employee members on subsidiary boards reduces our costs which is consistent with the company-wide cost cutting measures put into place in fiscal 2006.

The remaining information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2006, and which is incorporated by reference herein.

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

Item 11. Executive Compensation.

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2006, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2006, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions.

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2006, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2006, and which is incorporated by reference herein.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

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

2.	Financial Statement Schedule.

Schedule No.	Description
II.	Valuation and Qualifying Accounts
All other schedules have been omitted since they are either not required or not applicable.

3.	The exhibits listed in paragraph (b) of this item. Exhibit Numbers 10.01, 10.02, 10.03, 10.04, 10.05, 10.08, 10.09, 10.13 and 10.14 are management contracts or compensatory plans or arrangements.

(b)	Exhibits.

Exhibit Number	Description of Exhibits
3.01(1)	Restated Certificate of Incorporation of the Registrant.

3.02(1)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.

3.03(1)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.

3.04(2)	Amended and Restated By-laws of the Registrant.

10.02*	Employment Agreement between the Registrant and James Courter.

10.03*	Amendment to the Employment Agreement between the Registrant and James A. Courter.

10.04*	Amendment No. 2 to the Employment Agreement between the Registrant and James A. Courter.

10.05(3)	Amendment No. 3 to Employment Agreement, dated May 12, 2005, between IDT Corporation and James A. Courter.

10.06(4)	Employment Agreement between the Registrant and Howard S. Jonas.

10.07(3)	Amendment No. 1 to Employment Agreement, dated May 12, 2005, between IDT Corporation and Howard S. Jonas.

10.08(5)	Amendment No. 1 to Securities Purchase Agreement, dated April 24, 2002, by and among the Registrant, UTCG Holdings LLC and Union Telecard Alliance, LLC.

10.09(5)	Amended and Restated Operating Agreement of Union Telecard Alliance, LLC, dated April 24, 2002, by and among UTCG Holdings LLC, IDT Domestic-Union, LLC, the Registrant and Union Telecard Alliance, LLC.

10.10(5)	Amended and Restated Distribution Agreement, dated April 24, 2002, by and between IDT Netherlands, B.V. and Union Telecard Alliance, LLC.

10.11(6)	1996 Stock Option and Incentive Plan, as amended and restated, of IDT Corporation.

10.12(7)	2005 Stock Option and Incentive Plan of IDT Corporation.

10.13(8)	Agreement and Plan of Merger, dated February 17, 2006, among IDT Corporation, NTOP Acquisition, Inc. and Net2Phone, Inc.

Exhibit Number	Description of Exhibits

10.14(9)	Purchase and Sale Agreement dated August 11, 2006, between Liberty Media Corporation (and its Subsidiaries) and IDT Corporation (and TLL Dutch Holdings B.V.).

10.15(10)	Share Sale and Purchase Agreement, dated September 7, 2006, by and among IDT Dutch Holdings BV, IDT Corporation and Pipex Communications PLC.

21.01*	Subsidiaries of the Registrant.

23.01*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* filed herewith.

  (1) Incorporated by reference to Form 10-Q for fiscal quarter ended April 30, 2006 filed June 9, 2006.

  (2) Incorporated by reference to Form 8-K, filed April 19, 2006.

  (3) Incorporated by reference to Form 8-K, filed May 16, 2005.

  (4) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 2002, filed June 14, 2002.

  (5) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 2002, filed October 29, 2002.

  (6) Incorporated by reference to Schedule 14A, filed November 3, 2004.

  (7) Incorporated by reference to Schedule 14A, filed November 1, 2005.

  (8) Incorporated by reference to Form 8-K, filed February 21, 2006.

  (9) Incorporated by reference to Form 8-K, filed August 14, 2006.

(10) Incorporated by reference to Form 8-K, filed September 13, 2006.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT CORPORATION

By:	/s/ James A. Courter
James A. Courter Vice Chairman and Chief Executive Officer

Date:    October 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Howard S. Jonas Howard S. Jonas	Chairman of the Board and Director	October 16, 2006

/s/ James A. Courter James A. Courter	Vice Chairman, Chief Executive Officer and Director (Principal Executive Officer)	October 16, 2006

/s/ Marcelo Fischer Marcelo Fischer	Chief Financial Officer and Treasurer (Principal Financial Officer)	October 16, 2006

/s/ Mitch Silberman Mitch Silberman	Chief Accounting Officer and Controller (Principal Accounting Officer)	October 16, 2006

/s/ Stephen R. Brown Stephen R. Brown	Director	October 16, 2006

/s/ Ira A. Greenstein Ira A. Greenstein	Director	October 16, 2006

/s/ Joyce J. Mason Joyce J. Mason	Director	October 16, 2006

/s/ Marc E. Knoller Marc E. Knoller	Director	October 16, 2006

/s/ Moshe Kaganoff Moshe Kaganoff	Director	October 16, 2006

/s/ J. Warren Blaker J. Warren Blaker	Director	October 16, 2006

/s/ Rudy Boschwitz Rudy Boschwitz	Director	October 16, 2006

/s/ Saul K. Fenster Saul K. Fenster	Director	October 16, 2006

Signature	Titles	Date

/s/ James S. Gilmore, III James S. Gilmore, III	Director	October 16, 2006

/s/ Slade Gorton Slade Gorton	Director	October 16, 2006

/s/ Jack Kemp Jack Kemp	Director	October 16, 2006

Jeane J. Kirkpatrick	Director	October 16, 2006

/s/ Marc J. Oppenheimer Marc J. Oppenheimer	Director	October 16, 2006

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We, the management of IDT Corporation (the “Company”), are responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management has evaluated internal control over financial reporting by the Company using the criteria for effective internal control established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management has assessed the effectiveness of the Company’s internal controls over financial reporting as of July 31, 2006. Based on this assessment, we believe that the internal control over financial reporting of the Company is effective as of July 31, 2006. In connection with this assessment, there were no material weaknesses in the Company’s internal control over financial reporting identified by management.

The Company’s financial statements included in this Annual Report have been audited by Ernst & Young LLP, independent registered public accounting firm. Ernst & Young LLP has also issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

/s/ James A. Courter
James A. Courter
Vice Chairman and Chief Executive Officer

/s/ Marcelo Fischer
Marcelo Fischer
Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders

IDT Corporation

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that IDT Corporation (the “Company”) maintained effective internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that IDT Corporation maintained effective internal control over financial reporting, as of July 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, IDT Corporation maintained, in all material respects, effective internal control over financial reporting as of July 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IDT Corporation as of July 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2006 and our report dated October 12, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Ernst & Young LLP

New York, New York

October 12, 2006

IDT Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders

IDT Corporation

We have audited the accompanying consolidated balance sheets of IDT Corporation as of July 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IDT Corporation at July 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, IDT Corporation changed its method of accounting for stock-based compensation effective August 1, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of IDT Corporation’s internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 12, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Ernst & Young LLP

New York, New York

October 12, 2006

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

July 31 (in thousands, except share data)	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$119,109	$163,890
Marketable securities	395,713	708,260
Trade accounts receivable, net of allowance for doubtful accounts of $38,421 at July 31, 2006 and $40,257 at July 31, 2005	185,125	155,027
Other current assets	106,319	59,524
Assets of discontinued operations	436,905	392,897
TOTAL CURRENT ASSETS	1,243,171	1,479,598
Property, plant and equipment, net	292,152	321,793
Goodwill	105,577	50,807
Licenses and other intangibles, net	27,445	16,446
Investments	46,855	44,568
Other assets	47,639	64,378
TOTAL ASSETS	$1,762,839	$1,977,590
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$82,327	$104,072
Accrued expenses	260,087	190,159
Deferred revenue	134,286	141,631
Capital lease obligations—current portion	18,940	29,737
Other current liabilities	42,312	33,580
Liabilities of discontinued operations	141,860	111,789
TOTAL CURRENT LIABILITIES	679,812	610,968
Deferred tax liabilities, net	107,106	108,237
Capital lease obligations—long-term portion	32,122	38,936
Notes payable—long-term portion	90,370	83,142
Other liabilities	6,850	8,219
TOTAL LIABILITIES	916,260	849,502
Minority interests	43,227	89,891
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized shares—10,000,000; no shares issued	—	—
Common stock, $.01 par value; authorized shares—100,000,000; 25,074,860 shares issued at July 31, 2006 and 2005; 15,178,173 and 18,014,723 shares outstanding at July 31, 2006 and 2005, respectively	251	251
Class A common stock, $.01 par value; authorized shares—35,000,000; 9,816,988 shares issued and outstanding at July 31, 2006 and 2005	98	98
Class B common stock, $.01 par value; authorized shares—100,000,000; 76,879,179 and 75,917,516 shares issued and 71,402,204 and 73,550,857 shares outstanding at July 31, 2006 and 2005, respectively	768	759
Additional paid-in capital	901,067	907,223
Treasury stock, at cost, consisting of 9,896,687 and 7,060,137 shares of common stock and 5,476,975 and 2,366,659 shares of Class B common stock at July 31, 2006 and 2005, respectively	(220,169)	(147,690)
Deferred compensation	—	(19,043)
Accumulated other comprehensive income (loss)	1,496	(1,896)
Retained earnings	119,841	298,495
TOTAL STOCKHOLDERS’ EQUITY	803,352	1,038,197
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,762,839	$1,977,590

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended July 31 (in thousands, except per share data)	2006	2005	2004
REVENUES	$2,226,422	$2,221,985	$2,066,815
COSTS AND EXPENSES:
Direct cost of revenues (exclusive of depreciation and amortization)	1,779,980	1,700,866	1,586,343
Selling, general and administrative (i)	556,161	533,076	464,363
Depreciation and amortization	87,422	93,631	93,795
Restructuring and impairment charges	23,646	34,212	58,220
TOTAL COSTS AND EXPENSES	2,447,209	2,361,785	2,202,721
Loss from operations	(220,787)	(139,800)	(135,906)
Interest income, net	9,416	20,575	23,512
Other income, net:
Gain on sale of subsidiary stock	—	—	9,418
Investment and other income, net	7,284	71,454	37,145
Loss from continuing operations before minority interests and income taxes	(204,087)	(47,771)	(65,831)
Minority interests	(16,177)	(2,639)	(33,728)
(Provision for) benefit from income taxes	(2,576)	(6,317)	30,798
Loss from continuing operations	(222,840)	(56,727)	(68,761)
Discontinued operations, net of tax:
(Loss) income from discontinued operations	(35,883)	12,913	9,850
Gain on sale of discontinued operations	80,069	—	—
Total discontinued operations	44,186	12,913	9,850
NET LOSS	$(178,654)	$(43,814)	$(58,911)
Earnings per share:
Basic and diluted:
Loss from continuing operations	$(2.32)	$(0.58)	$(0.78)
Total discontinued operations	$0.46	$0.13	$0.11
Net loss	$(1.86)	$(0.45)	$(0.67)
Weighted-average number of shares used in calculation of basic and diluted earnings per share:	96,028	97,049	87,920
(i) Stock based compensation included in selling, general and administrative expense	$21,521	$30,328	$8,539

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE AT JULY 31, 2003	25,074,860	$251	9,816,988	$98	56,342,853	$563	$654,170	$(150,605)	$—	$(8,080)	$401,220	$897,527
Exercise of stock options, net of 368,812 shares issued from treasury	—	—	—	—	4,447,885	44	47,816	6,002	—	—	—	53,862
Issuance of shares of Class B common stock through employee stock purchase plan	—	—	—	—	55,904	1	876	—	—	—	—	877
Issuance of Class B common stock for acquisitions and exchanges	—	—	—	—	4,381,262	44	38,485	38,187	—	—	—	76,716
Issuance of Class B common stock in connection with PT-1 settlement	—	—	—	—	754,617	8	11,877	—	—	—	—	11,885
Issuance of Class B common stock for purchase of property	—	—	—	—	229,001	2	4,129	—	—	—	—	4,131
Issuance of Class B common stock for guarantee of stock price to AT&T	—	—	—	—	107,768	1	2,159	—	—	—	—	2,160
Stock based compensation	—	—	—	—	210,664	2	1,798	—	—	—	—	1,800
Restricted Class B common stock issued to employees	—	—	—	—	1,172,712	12	23,780	—	(23,792)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	9,997	—	—	9,997
Exchange of common stock and Class B common stock	—	—	—	—	1,024,535	10	15,528	(15,538)	—	—	—	—
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	—	—	—	25,410	—	25,410
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	2,579	—	2,579
Net loss for the year ended July 31, 2004	—	—	—	—	—	—	—	—	—	(58,911)	(58,911)	(58,911)
Comprehensive loss										(30,922)
BALANCE AT JULY 31, 2004	25,074,86	$251	9,816,988	$98	68,727,201	$687	$800,618	$(122,044)	$(13,795)	$19,909	$342,309	$1,028,033
Exercise of stock options, net of 41,750 shares issued from treasury	—	—	—	—	400,400	4	3,264	672	—	—	—	3,940
Issuance of shares of Class B common stock through employee stock purchase plan	—	—	—	—	164,701	2	1,974	—	—	—	—	1,976
Issuance of Class B common stock for acquisitions and exchanges	—	—	—	—	4,314,123	43	60,952	—	—	—	—	60,995
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(2,731)	—	—	—	(2,731)
Repurchases of common stock and Class B common stock through repurchase program	—	—	—	—	—	—	—	(15,610)	—	—	—	(15,610)
Stock based compensation	—	—	—	—	—	—	7,500	—	—	—	—	7,500
Restricted Class B common stock issued to employees	—	—	—	—	1,777,105	18	24,943	—	(24,961)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	19,713	—	—	19,713
Exchange of common stock and Class B common stock	—	—	—	—	533,986	5	7,972	(7,977)	—	—	—	—
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	—	—	—	(19,379)	—	(19,379)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(2,426)	—	(2,426)
Net loss for the year ended July 31, 2005	—	—	—	—	—	—	—	—	—	(43,814)	(43,814)	(43,814)
Comprehensive loss										(65,619)
BALANCE AT JULY 31, 2005	25,074,860	$251	9,816,988	$98	75,917,516	$759	$907,223	$(147,690)	$(19,043)	$(1,896)	$298,495	$1,038,197
Reclassification of deferred compensation upon adoption of FAS123 (R)	—	—	—	—	—	—	(19,043)	—	19,043	—	—	—
Exercise of stock options, net of 70,124 shares issued from treasury	—	—	—	—	321,097	3	1,856	1,035	—	—	—	2,894
Issuance of shares of Class B common stock through employee stock purchase plan	—	—	—	—	238,597	2	2,345	—	—	—	—	2,347
Acquisitions	—	—	—	—	—	—	1,115	—	—	—	—	1,115
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(3,914)	—	—	—	(3,914)
Repurchases of common stock and Class B common stock through repurchase program	—	—	—	—	—	—	—	(69,600)	—	—	—	(69,600)
Repurchase of options held by employees and consultants	—	—	—	—	—	—	(14,238)	—	—	—	—	(14,238)
Stock based compensation	—	—	—	—	—	—	21,813	—	—	—	—	21,813
Restricted Class B common stock issued to employees	—	—	—	—	401,969	4	(4)	—	—	—	—	—
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	—	—	—	1,665	—	1,665
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,727	—	1,727
Net loss for the year ended July 31, 2006	—	—	—	—	—	—	—	—	—	(178,654)	(178,654)	(178,654)
Comprehensive loss										(175,262)
BALANCE AT JULY 31, 2006	25,074,860	$251	9,816,988	$98	76,879,179	$768	$901,067	$(220,169)	$—	$1,496	$119,841	$803,352

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended July 31 (in thousands)	2006	2005	2004
OPERATING ACTIVITIES
Net loss	$(178,654)	$(43,814)	$(58,911)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Net income of discontinued operations	(44,186)	(12,913)	(9,850)
Depreciation and amortization	87,422	93,631	93,795
Restructuring and impairment charges	13,121	19,975	52,366
Minority interests	16,177	2,639	33,728
Settlement of litigation	—	—	14,300
Gain on buyout of minority interests by Net2Phone	—	—	(12,182)
Deferred tax liabilities	(5,648)	270	(32,985)
Provision for doubtful accounts	18,544	35,194	33,481
Net realized gains from sales of marketable securities and investments	(845)	(24,836)	(1,906)
Stock-based compensation	21,521	30,328	8,539
Gain on sale of subsidiary stock	—	—	(9,418)
Change in assets and liabilities:
Trade accounts receivable	(47,295)	(40,784)	(72,050)
Other current assets and other assets	(2,950)	(18,761)	14,558
Trade accounts payable, accrued expenses, other current liabilities, and other liabilities	17,489	3,459	26,277
Deferred revenue	(7,400)	5,409	4,787
Net cash (used in) provided by operating activities	(112,704)	49,797	84,529
INVESTING ACTIVITIES
Capital expenditures	(53,523)	(91,156)	(76,212)
Collection (issuance) of notes receivable	836	(14,042)	15,234
Investments and acquisitions, net of cash acquired	(103,351)	1,850	(22,649)
Proceeds from sale of Corbina, net of banking and transaction related costs	129,308	—	—
Proceeds from sales and maturities of marketable securities	1,760,705	5,321,080	3,943,421
Purchases of marketable securities	(1,446,237)	(5,147,360)	(3,877,070)
Net cash provided by (used in) investing activities	287,738	70,372	(17,276)
FINANCING ACTIVITIES
Distributions to minority shareholders of subsidiaries	(25,420)	(27,865)	(27,335)
Proceeds from exercise of stock options	2,894	3,940	53,862
Proceeds from employee stock purchase plan	2,347	1,976	877
Proceeds from exercise of stock options of Net2Phone	—	53	5,436
Proceeds from offering of common stock by Net2Phone	—	—	53,019
Proceeds from borrowings	11,000	12,174	—
Proceeds from sale lease back transactions on capital leases	—	30,503	6,999
Repayments of capital lease obligations	(21,580)	(16,698)	(31,019)
Repayments of borrowings	(21,751)	(707)	—
Repurchase of stock options in tender offer	(15,829)	—	—
Cash and marketable securities restricted against letters of credit	—	3,241	444
Repurchases of common stock and Class B common stock	(73,514)	(14,660)	—
Net cash (used in) provided by financing activities	(141,853)	(8,043)	62,283
DISCONTINUED OPERATIONS
Net cash used in operating activities	(130,339)	(53,617)	(7,776)
Net cash provided by (used in) investing activities	12,078	(67,897)	(81,217)
Net cash provided by (used in) financing activities	59,152	38,961	(423)
Net cash used in discontinued operations	(59,109)	(82,553)	(89,416)
Effect of exchange rate changes on cash and cash equivalents	5,161	209	3,011
Net (decrease) increase in cash and cash equivalents	(20,767)	29,782	43,131
Cash and cash equivalents (including discontinued operations) at beginning of year	171,959	142,177	99,046
Cash and cash equivalents (including discontinued operations) at end of year	151,192	171,959	142,177
Less cash and cash equivalents of discontinued operations at end of year	(32,083)	(8,069)	(9,576)
Cash and cash equivalents (excluding discontinued operations) at end of year	$119,109	$163,890	$132,601
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for interest	$8,613	$3,677	$4,162
Cash payments made for income taxes	$6,729	$4,633	$12,490
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property, plant and equipment through capital lease obligations	$3,856	$2,230	$1,349
Issuance of Class B common stock for acquisitions and exchanges	$—	$60,995	$89,248
Issuance of Class B common stock for purchase of property	$—	$—	$4,131
Non-cash proceeds received from exercise of stock options	$—	$—	$27,500
Purchase of leasehold interests and property through debt	$—	$68,334	$—
Issuance of debt for acquisitions	$—	$3,850	$—
Repurchases of common stock and Class B common stock through margin	$—	$3,681	$—

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

IDT Corporation (“IDT” or the “Company”) is a multinational holding company with operations that span several industries. Through its IDT Telecom subsidiary, the Company provides telecommunications services and products worldwide to the retail and wholesale markets, including prepaid and rechargeable calling cards, consumer local, long distance, and mobile phone services, and wholesale carrier services. The Company’s IDT Capital segment is primarily engaged in developing new businesses and operates an Energy Services Company, or ESCO, in New York State, an ethnic grocery distribution business, a local media unit, and other initiatives, and IDT Spectrum holds the Company’s spectrum license assets. Through the Company’s subsidiary Net2Phone, it provides a range of voice over Internet protocol, or VoIP, communications services. Net2Phone is currently being integrated into IDT Telecom to achieve synergies and cost savings.

Basis of Consolidation and Accounting for Investments

The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. The consolidated financial statements include the Company’s controlled subsidiaries. None of the company’s controlled subsidiaries have been deemed variable interest entities. In addition, the Company has not identified any variable interests in which the Company is the primary beneficiary. All intercompany transactions between the consolidated subsidiaries are eliminated. Investments in businesses that the Company does not control, but has the ability to exercise significant influence over operating and financial matters, are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method. Equity and cost method investments are included in Investments in the accompanying consolidated balance sheets. The Company periodically evaluates its cost method investments for impairment due to declines considered to be other than temporary. Such impairment evaluations include, in addition to persistent, declining market prices, general economic and company-specific evaluations. If the Company determines that a decline in cost value is other than temporary, then a charge to earnings is recorded in “investment and other income, net” in the accompanying consolidated statements of operations, and a new cost basis in the investment is established.

The effect of any changes in the Company’s ownership interests resulting from the issuance of equity by one of its consolidated subsidiaries is included in the consolidated statements of operations as “gain on sale of subsidiary stock”.

Marketable Securities

The Company has investments in marketable securities that are considered “available-for-sale” under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses (net of income taxes) that are considered temporary in nature recorded in “accumulated other comprehensive income (loss)” in the accompanying consolidated balance sheets. The fair values of the Company’s investments in marketable securities are determined based on market quotations. The Company periodically evaluates its investments in marketable securities for impairment due to declines in market value considered to be other than temporary. Such impairment evaluations include, in addition to persistent, declining market prices, general economic and company-specific evaluations. If the Company determines that a decline in market value is other than temporary, then a charge to earnings is recorded in “investment and other income, net” in the accompanying consolidated statements of operations and a new cost basis in the investment is established.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Revenue Recognition

Traditional voice and VoIP telephony services sold by IDT Telecom and Net2Phone are recognized as revenue when services are provided, primarily based on usage and/or the assessment of monthly fees. Revenue derived from sales of calling cards is deferred upon sale of the cards. These deferred revenues are recognized into revenue when call usage of the cards occur and/or administrative fees are imposed, thereby reducing the Company’s outstanding obligation to the customer. Revenues from our retail energy business are recognized based on deliveries of power and natural gas to customers.

Cost Recognition

Direct cost of revenues at IDT Telecom and Net2Phone consist primarily of termination costs, toll-free and payphone costs, and network costs—including customer/carrier interconnect charges and leased fiber circuit charges. Direct costs for our retail energy business consists primarily of gas and electric purchased for resale. Also included in direct energy costs are scheduling costs, Independent System Operator, or ISO, fees, pipeline costs and utility service charges. Direct cost of revenues excludes depreciation and amortization expense.

Property, Plant and Equipment

Equipment, buildings, and furniture and fixtures are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives, which range as follows: equipment—5 to 7 years; buildings—40 years; and furniture and fixtures—5 to 7 years. Leasehold improvements are recorded at cost and are depreciated on a straight-line basis over the term of their lease or their estimated useful lives, whichever is shorter.

Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses the recoverability of its long-lived assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable and exceed its fair value. If the tests indicate that the carrying value of the asset is greater than the expected discounted cash flows to be generated by such asset, then an impairment charge is recognized. Such charge consists of the amount by which the carrying value of such asset exceeds its fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such asset using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Expense

The majority of the Company’s advertising expense budget is used to support IDT Telecom’s consumer phone services business and its wireless business. Most of the advertisements are in print or television media, with expenses recorded as they are incurred. Some of the advertising for the consumer phone services business has also been done on a cost-per-acquisition basis, where the Company pays the provider of advertising based on a fixed amount per each customer who becomes a subscriber of its services. In such cases, the expenses are recorded based on the number of customers who were added during the reported period. For the years ended July 31, 2006, 2005 and 2004, included in selling, general and administrative expenses was advertising expense totaling approximately $32.6 million, $34.3 million and $58.8 million, respectively.

Research and Development Costs

Costs for the internal development of new software products and for substantial enhancements to existing software products to be sold are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. For the years ended July 31, 2006, 2005 and 2004, included in selling, general and administrative expenses are research and development costs totaling approximately $11.8 million, $12.0 million and $8.2 million, respectively.

Capitalized Internal Use Software Costs

The Company capitalizes the cost of internal-use software that has a useful life in excess of one year in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These costs consist of payments made to third parties and the salaries of employees working on such software development. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized internal use software costs are amortized using the straight-line method over their estimated useful lives, generally consisting of 3 to 5 years. For the years ended July 31, 2006, 2005 and 2004, the Company capitalized $15.6 million, $11.9 million and $9.6 million, respectively, of internal use software costs as computer software. Amortization expense relating to such capitalized software for the years ended July 31, 2006, 2005 and 2004 was $9.0 million, $5.3 million and $2.6 million, respectively.

Repairs and Maintenance

The Company charges the cost of repairs and maintenance, including the cost of replacing minor items not constituting substantial betterment, to selling, general and administrative expenses as these costs are incurred.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company holds cash and cash equivalents and marketable securities at several major financial institutions, which often exceed FDIC insured limits. Historically, the Company has not experienced any losses due to such concentration of credit risk.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Commitments and Contingencies

The Company records and discloses commitments and contingencies in accordance with SFAS No. 5 Accounting for Contingencies, and related Interpretations. The Company accrues for loss contingencies when both (a) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and (b) the amount of loss can reasonably be estimated. When the Company accrues for loss contingencies and the reasonable estimate of the loss is within a range, the Company records its best estimate within the range. When no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount in the range. In accordance with SFAS No. 5 an estimated possible loss or a range of loss is disclosed when it is at least reasonably possible that a loss may have been incurred.

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

The following securities have been excluded from the dilutive earnings per share computation because the Company reported net losses from continuing operations for those years, and the impact of the assumed exercise of stock options, vesting of restricted stock and issuance of contingently issuable shares would have been anti-dilutive:

Year ended July 31 (in thousands)	2006	2005	2004
Stock options	6,669	15,468	13,026
Unvested restricted stock	1,391	2,209	1,045
Contingently issuable shares	18	26	153
TOTAL	8,078	17,703	14,224

Stock-Based Compensation

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, as amended, until July 31, 2005, the Company accounted for its stock option plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and as such, generally recognized no compensation cost on grants of employee stock options. Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, using the modified-prospective transition method. Under that transition method, compensation cost recognized during the year ended July 31, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of August 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to August 1, 2005, based on the grant-date fair value estimated in accordance with SFAS No. 123(R). Results for prior periods have not been restated. Stock-based compensation was previously presented as a separate line item on the condensed consolidated statements of operations. However, in accordance with Staff Accounting Bulletin (SAB) No. 107 issued in March 2005, stock-based compensation is now included in selling, general and administrative expense. In addition, when the Company adopted SFAS No. 123(R) on August 1, 2005, deferred compensation was reduced to zero with a corresponding decrease to additional paid in capital.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Vulnerability Due to Certain Concentrations

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, marketable securities and trade accounts receivable. Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers in various geographic regions and industry segments comprising the Company’s customer base. No single customer accounted for more than 10% of consolidated revenues in fiscal 2006, 2005 and 2004. However, the Company’s five largest customers collectively accounted for 10.6%, 10.4% and 12.8% of its consolidated revenues in fiscal 2006, 2005 and 2004, respectively. This concentration of customers increases the Company’s risk associated with nonpayment by those customers. In an effort to reduce risk, the Company performs ongoing credit evaluations of its significant retail telecom, wholesale carrier and cable telephony customers. In addition, the Company often attempts to mitigate the credit risk related to specific wholesale carrier customers by also buying services from the customer in question, in order to create the offset opportunity and reduce its net trade accounts receivable exposure risk.

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

Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. At July 31, 2006, the carrying value of the Company’s trade accounts receivable, other current assets, trade accounts payable, accrued expenses, deferred revenue, capital lease obligations—current portion and other current liabilities approximate fair value because of the short period of time to maturity. At July 31, 2006, the carrying value of the long term portion of the Company’s notes payable and capital lease obligations approximate fair value as their contractual interest rates approximate market yields for similar debt instruments.

Recently Issued New Accounting Pronouncements Not Yet Adopted

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to adopt FIN 48 effective August 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, however, for some entities, the application of this Statement will change current practice. The Company is required to adopt SFAS 157 effective August 1, 2008 and is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Acquisitions

Net2Phone

On December 15, 2004, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), which was consummated on March 8, 2005, with certain subsidiaries of Liberty Media. Pursuant to the Merger Agreement, the Company acquired all of Liberty Media’s direct and indirect interests in Net2Phone in exchange for 3.75 million shares of IDT Class B common stock, with a fair market value of $56.1 million. Through this transaction, the Company increased its effective equity interest in Net2Phone from approximately 14.9% to approximately 40.9% and its aggregate voting power from approximately 31% to approximately 57.0%. The acquisition was accounted for under the purchase method and accordingly, the Company recorded a reduction in minority interests of $31.0 million and an increase to goodwill and other intangibles of $25.1 million of which $15.8 million was subsequently impaired (see Note 12).

On November 10, 2005, the Company commenced a tender offer for all outstanding shares of common stock of Net2Phone not owned by IDT or its affiliates, at a price of $2.05 per share. During the second quarter of fiscal 2006, the Company purchased 33.2 million shares of Net2Phone, which were validly tendered in the offer, for a total purchase price of $68.3 million. On March 13, 2006, the Company and Net2Phone consummated a merger transaction in which IDT acquired all remaining outstanding shares of Net2Phone. All previously issued and outstanding shares of Net2Phone, other than shares held by IDT or its subsidiaries were canceled and converted automatically into the right to receive $2.05 per share in cash for a total purchase price of $28.8 million. As a result of the merger, Net2Phone is a wholly owned subsidiary of IDT and Net2Phone’s common stock is no longer publicly traded.

The above acquisitions of Net2Phone’s shares were accounted for under the purchase method and, accordingly in fiscal 2006, the Company recorded a reduction in minority interests of $38.4 million and an increase to goodwill and intangibles of $58.7 million, which represents the excess purchase price paid over the fair value of the additional interest in net assets acquired.

Note 3—Dispositions

Sale of Corbina Telecom

On March 2, 2006, the Company consummated the sale of its Russian telecom business, Corbina Telecom (“Corbina”), to a Moscow-based consortium of private equity investors, for net proceeds of $129.3 million in cash after banking and other transaction related costs. Corbina operates a licensed full-service telecommunications business, offering a broad range of services throughout the 24 largest industrial areas in the Russian market. Corbina’s operational results were historically included in the Company’s Retail Telecommunications Services and Wholesale Telecommunications Services segments. Corbina met the criteria to be reported as a discontinued operation in the second quarter of fiscal 2006 and, accordingly, its results of operations for all periods presented are classified as part of discontinued operations. In the year ended July 31, 2006 the Company recognized a gain of $80.1 million in connection with the sale.

Sale of IDT Entertainment

In the first quarter of fiscal 2007 the Company completed the sale of IDT Entertainment to Liberty Media for (i) 14.9 million shares of IDT Class B common stock and Liberty Media’s approximate 4.8% interest in IDT Telecom, (ii) $229.5 million in cash, (iii) the repayment of $58.7 million of IDT Entertainment’s intercompany payable to IDT, and (iv) the assumption of all of IDT Entertainment’s existing indebtedness. In addition, the cash consideration is subject to certain working capital adjustments. The Company is also eligible to receive additional consideration from Liberty Media based upon any appreciation in the value of IDT Entertainment over the five-year period following the closing of the transaction or such shorter period under specified circumstances equal to 25% of the excess, if any, of the net equity value of IDT Entertainment over $425 million.

The sale met the criteria to be reported as a discontinued operation in the fourth quarter of fiscal 2006 and accordingly, its results of operations for all periods presented are classified as part of discontinued operations.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

IDT Entertainment consists of animation and live-action production operations as well as a home entertainment distribution business. Through studios based in the United States and Canada, IDT Entertainment develops and produces 2D and 3D animated content for distribution theatrically, on television, and direct-to-video/DVD. Production is focused on proprietary content and is also performed for third parties. IDT Entertainment also develops and produces live-action content for television and direct-to-video/DVD distribution.

Significant Accounting Policies of Discontinued Operations

Revenues generated by IDT Entertainment relating to proprietary films are recognized in accordance with SOP 00-02, Accounting by Producers or Distributors of Films. Films include feature films, television specials, television series or similar products that are sold, licensed or exhibited, whether produced on film, video tape, digital or other recording formats. Revenues from the theatrical release of feature films are recognized at the time of exhibition based on the Company’s participation in box office receipts. Revenues from television licensing are recognized when the film or program is complete in accordance with the terms of the arrangement, and is available for telecast. Revenues from film licensing to international territories is recognized when the film or program is complete in accordance with the terms of the arrangement, and is available to the distributor for exploitation. Revenues generated by IDT Entertainment relating to production services for third parties are recognized in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenues are recognized under the percentage of completion method, measured by the ratio of actual cost incurred to total estimated costs to complete. This method is used because management considers estimated costs to complete to be the best available measure of progress on these contracts. The majority of the Company’s production services contracts are either fixed price or cost-plus.

Revenues generated by IDT Entertainment from sale of videocassettes and DVDs are recognized, net of an allowance for estimated sales returns, on the later of the estimated receipt of the product by the customer or after any restrictions on sale by the customer terminate, and once all the conditions are met, in accordance with SFAS 48 and SOP 00-2. The allowance for sales returns, and the effect of sales returns on inventory and royalties, are estimated based on past experience and current trends that are expected to continue.

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

The cost to create a master videocassette or DVD which is used to create the product to be sold, includes the cost of converting film prints or tapes into the appropriate format, menu design, bonus material, subtitling, closed captioning and product packaging design. These costs are capitalized by title and charged to amortization expense generally over five years based on historical units sold in accordance with SOP 00-02. The carrying value of a master may be reduced if future sales of the title are expected to decline.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Summary Financial Data of Discontinued Operations

Revenues, income (loss) before income taxes and net (loss) income of IDT Entertainment and Corbina, which are included in discontinued operations, are as follows:

Year ended July 31, (in thousands)	2006	2005	2004
Revenues:
IDT Entertainment	$181,376	$187,283	$106,700
Corbina	43,766	59,305	43,390
	225,142	246,588	150,090
Income (loss) before income taxes:
IDT Entertainment	$(39,337)	$1,294	$(1,330)
Corbina	7,107	17,200	14,759
	(32,230)	18,494	13,429
Net (loss) income:
IDT Entertainment	$(41,311)	$132	$(1,118)
Corbina	5,428	12,781	10,968
	(35,883)	12,913	9,850

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assets and liabilities of the discontinued operations are as follows:

At July 31, (in thousands)	2006	2005
Assets
Current assets:
Cash and cash equivalents	$32,083	$8,069
Marketable securities	28,586	72,003
Trade accounts receivable, net	26,495	39,680
Other current assets	76,260	76,275
Total current assets	163,424	196,027
Property, plant and equipment, net	14,898	48,364
Goodwill	57,238	60,159
Licenses and other intangibles, net	14,145	16,145
Investments	9,376	6,373
Other assets	177,824	65,829
Total assets of discontinued operations	$436,905	$392,897
Liabilities
Current liabilities:
Trade accounts payable	$9,687	$11,927
Accrued expenses	32,302	41,257
Deferred revenue	7,762	2,617
Capital lease obligations—current	252	2,991
Other current liabilities	1,077	11,235
Total current liabilities	51,080	70,027
Notes payable—long term portion	87,528	38,328
Capital lease obligations	1,689	3,434
Other long term liabilities	1,563	—
Total liabilities of discontinued operations	$141,860	$111,789

Sale of Toucan

In the first quarter of fiscal 2007, the Company completed the sale of its United Kingdom consumer phone services business, Toucan, to Pipex communications plc in exchange for $37.4 million in cash (including the assumption of inter-company obligations owing to IDT and its subsidiaries) and $8.1 million in Pipex ordinary shares. Toucan was founded in November 2003 and resells local, long distance broadband, and wireless communications services in the United Kingdom. Pursuant to the terms of the agreement, Pipex will assume Toucan’s existing United Kingdom customer base and those employees currently supporting its operations. Toucan’s operational results were historically included in the Company’s Retail Telecommunications Services segment. After the sale, the Company will continue to provide Toucan with termination, call center and other support services. As a result of such expected cash flows from Toucan, the sale did not meet the criteria to be reported as discontinued operations. During the years ended July 31, 2006 and 2005, Toucan’s operations in the United Kingdom generated revenues of $69.1 million and $43.3 million, respectively and loss from operations of $18.3 million and $23.6 million, respectively.

Note 4—Marketable Securities

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of marketable securities:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
July 31, 2006:
Available-for-sale securities:
U.S. Government Agency Obligations	$335,289	$—	$(9,458)	$325,831
Other marketable securities	60,121	11,873	(2,112)	69,882
	$395,410	$11,873	$(11,570)	$395,713
July 31, 2005:
Available-for-sale securities:
U.S. Government Agency Obligations	$579,145	$—	$(10,753)	$568,392
Other marketable securities	130,477	10,128	(737)	139,868
	$709,622	$10,128	$(11,490)	$708,260

Proceeds from sales and maturities of available-for-sale securities and the gross realized gains (losses) that have been included in earnings as a result of those sales for the years ended July 31, 2006, 2005, and 2004 were $1,760.7 million and $(0.4) million, $5,321.1 million and $3.6 million, and $3,943.4 million and $2.5 million, respectively. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of marketable securities.

The contractual maturities of the Company’s available-for-sale U.S. Government Agency Obligations at July 31, 2006 are as follows:

(in thousands)	Fair Value
Within one year	$37,195
After one year through five years	219,718
After five years through ten years	66,890
After ten years	2,028
$325,831

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

The following available-for-sale securities are in an unrealized loss position for which other-than-temporary impairments have not been recognized:

(in thousands)	Unrealized Losses	Fair Value
July 31, 2006:
U.S. Government Agency Obligations	$9,458	$325,831
Other marketable securities	2,112	21,391
	$11,570	$347,222
July 31, 2005:
U.S. Government Agency Obligations	$10,753	$568,392
Other marketable securities	737	54,876
	$11,490	$623,268

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following available-for-sale marketable securities as of July 31, 2006 have been in a continuous unrealized loss position for 12 months or longer:

(in thousands)	Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Government Agency Obligations	$5,171	$147,571
Other marketable securities	640	1,947
	$5,811	$149,518

The Company concluded that the decline in the value of its marketable debt securities is temporary, since collection is probable and the Company has the ability and intent to hold these investments until the forecasted recovery of fair value up to the cost of the investments.

Substantially all the securities in an unrealized loss position as of July 31, 2005 have been in a continuous unrealized loss position for less than 12 months.

Note 5—Property, Plant and Equipment

Property, plant and equipment consists of the following:

July 31 (in thousands)	2006	2005
Equipment	$451,641	$427,599
Land and buildings	104,891	106,546
Computer software	73,035	58,085
Leasehold improvements	47,759	42,552
Furniture and fixtures	19,621	18,011
	696,947	652,793
Less accumulated depreciation and amortization	(404,795)	(331,000)
Property, plant and equipment, net	$292,152	$321,793

Fixed assets under capital leases were $166.4 million and $154.1 million at July 31, 2006 and 2005, respectively. The accumulated depreciation related to these assets under capital leases was $125.4 million and $86.1 million at July 31, 2006 and 2005, respectively. Depreciation of fixed assets under capital leases is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Depreciation and amortization expense of property, plant and equipment was $78.4 million, $87.4 million, and $87.7 million for the years ended July 31, 2006, 2005 and 2004, respectively.

On May 18, 2005 the Company, through its IDT Capital segment, acquired a 69% controlling interest in a Joint Venture (“JV”) which holds a 100% interest in two newly renovated and leased buildings, with corresponding 51 year ground leases. After year 51, the ground lease ends and the buildings revert back to the lessors. Minority shareholders hold the remaining 31% interest in the JV. Total consideration consisted of $70.8 million, including $6.6 million paid by the Company and $3.0 million paid by the minority shareholders. The remaining purchase price was satisfied through the JV’s assumption of $61.2 million of existing debt on the buildings, consisting of a $47.6 million senior loan and a $13.6 million mezzanine loan (See Note 7).

The assets, liabilities and results of operations of the JV are included in the Company’s consolidated financial statements from the date of acquisition. The purchase price allocation was determined to be as follows:

Buildings	$67,514
Other assets	3,075
Current and long-term portions of notes payable	(61,184)
Minority interests	(2,991)
PURCHASE PRICE	$6,414

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Goodwill, Licenses and Other Intangibles

During the years ended July 31, 2006 and 2005, the Company recorded goodwill of $52.2 million and $22.8 million, respectively, in its Voice over IP segment, as a result of the acquisition of additional equity interests in Net2Phone (see Note 2), of which $15.8 million was subsequently impaired in fiscal 2005.

The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from July 31, 2004 to July 31, 2006:

(in thousands)	Wholesale Telecommunications Services	Retail Telecommunications Services	IDT Solutions	Voice over IP	IDT Capital	Corporate	Total
Balance as of July 31, 2004	$—	$1,054	$—	$1,709	$29,032	$499	$32,294
Acquisitions	—	5,088	—	22,807	7,367	—	35,262
Impairments	—	—	—	(15,763)	(986)	—	(16,749)
Balance as of July 31, 2005	$—	$6,142	$—	8,753	$35,413	$499	$50,807
Acquisitions	—	129	—	52,197	5,164	—	57,490
Dispositions	—	—	—	—	(2,720)	—	(2,720)
Balance as of July 31, 2006	$—	$6,271	$—	$60,950	$37,857	$499	$105,577

The table below presents information on the Company’s licenses and other intangible assets:

(in thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
As of July 31, 2006

Intangible assets with indefinite life:
FCC licenses	Indefinite life	$5,841	$—	$5,841
Trademarks	Indefinite life	5,800	—	5,800
		11,641	—	11,641
Amortized Intangible assets:
Core technology patents and other intangible assets	3.3 years	32,822	(17,018)	15,804
Total licenses and other intangibles		$44,463	$(17,018)	$27,445
As of July 31, 2005

Intangible assets with indefinite life:
FCC licenses	Indefinite life	$5,841	$—	$5,841
Amortized intangible assets:
Core technology, patents and other intangible assets	4.0 years	23,650	(13,045)	10,605
Total licenses and other intangibles		$29,491	$(13,045)	$16,446

Amortization expense of licenses and other intangible assets was $8.7 million, $6.3 million, and $6.1 million for the years ended July 31, 2006, 2005 and 2004, respectively. The Company estimates that amortization expense of intangible assets with finite lives will be $8.0 million, $4.9 million, $2.6 million, and $0.3 million fiscal 2007, fiscal 2008, fiscal 2009, and fiscal 2010, respectively.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Notes Payable

The Company’s notes payable consist of the following:

July 31 (in thousands)	2006	2005
$12.0 million secured term loan due April 2013	$10,144	$11,625
$7.2 million secured term loan due May 2035	6,912	7,150
$47.6 million senior secured loan	46,841	47,456
$13.6 million mezzanine secured loan	13,542	13,578
$11.0 million secured term loan due August 2015	10,884	—
Other	6,207	7,260
Total notes payable	94,530	87,069
Less current portion	(4,160)	(3,927)
Notes payable—long term portion	$90,370	$83,142

The estimated future principal payments for the notes payable as of July 31, 2006 are approximately as follows:

(in thousands)
Year ending July 31:
2007	$4,160
2008	3,773
2009	3,070
2010	3,147
2011	3,355
Thereafter	77,025
Total notes payable	94,530
Less current portion	(4,160)
Notes payable—long-term portion	$90,370

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

On May 18, 2005, the Company assumed the following two loans, which are secured by two mortgages on the leasehold interests (see Note 5): (i) $47.6 million senior loan payable over 15 years, requiring variable monthly payments of $0.3 million of principal and interest, at an effective interest rate of 7.12%, beginning on February 7, 2005, with a final balloon payment of $33.9 million due on January 13, 2020; and (ii) $13.6 million mezzanine loan payable over 15 years, requiring variable monthly payments of principal and interest at the annual rate of 6.65%, beginning on January 5, 2005, with the final payment due December 5, 2019.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Income Taxes

Significant components of the Company’s deferred tax assets and deferred tax liabilities consist of the following:

July 31 (in thousands)	2006	2005
Deferred tax assets:
Bad debt reserve	$6,479	$8,670
Reserves	31,060	5,201
Exercise of stock options	2,604	—
Charitable contributions	18,772	13,879
Net operating loss	621,134	611,863
Other	7,030	5,899
Total deferred tax assets	687,079	645,512

Deferred tax liabilities:
Gain on sales of subsidiary stock	(90,879)	(90,879)
Unrecognized gain/loss on securities	(331,728)	(384,805)
Depreciation	(8,206)	(11,919)
Exercise of stock options	—	(756)
Total deferred tax liabilities	(430,813)	(488,359)
Valuation allowance	(363,372)	(265,390)
NET DEFERRED TAX LIABILITIES	$(107,106)	$(108,237)

The provision for (benefit from) income taxes consists of the following for the years ended July 31:

(in thousands)	2006	2005	2004
Current:
Federal	$—	$—	$—
State and local and foreign	2,576	6,317	6,002
	2,576	6,317	6,002
Deferred:
Federal	—	—	(29,716)
State and local and foreign	—	—	(7,084)
	—	—	(36,800)
	$2,576	$6,317	$(30,798)

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows for the years ended July 31:

(in thousands)	2006	2005	2004
U.S. federal income tax at statutory rate	$(59,738)	$(11,170)	$(30,145)
Valuation allowance	91,472	47,102	(26,757)
Foreign tax rate differential	(34,781)	(40,014)	(18,146)
Nondeductible expenses	6,763	9,795	44,095
Prior year tax benefit	(1,800)	—	—
State and local and foreign income tax, net of federal benefit	660	604	155
	$2,576	$6,317	$(30,798)

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At July 31, 2006, the Company had federal and state net operating loss carryforwards of approximately $881 million. This carry-forward loss is available to offset future U.S. federal and state taxable income. The net operating loss carryforwards will start to expire in fiscal 2007, with fiscal 2006’s loss expiring in fiscal 2027. The Company also has foreign net operating losses of approximately $72.4 million, which will start to expire in fiscal 2011, and additional net operating losses of approximately $569 million from its Net2Phone subsidiary, which will expire through fiscal 2027. With the reacquisition of Net2Phone, these losses will be limited under Internal Revenue Service (“IRS”) section 382 to approximately $7 million per year. In fiscal 2006, the IRS commenced an audit of the Company’s fiscal 2001, 2002, 2003, and 2004 federal tax returns. Also, in fiscal 2006 the IRS completed its review of the Company’s fiscal 2000 federal tax return without material adjustment.

On October 22, 2004 the American Jobs Creation Act (the “Act”) was signed into law. The Act includes a deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the Act, in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. The Company elected not to utilize the deduction of repatriated foreign earnings under the Act.

The Company has not recorded U.S. income tax expense for foreign earnings, as such earnings are permanently reinvested offshore. The cumulative undistributed foreign earnings are included in retained earnings in the Company’s consolidated balance sheets, and consisted of approximately $620 million at July 31, 2006. Upon distribution of these foreign earnings, the Company may be subject to U.S. income taxes and foreign withholding taxes, however, it is not practicable to determine the amount, if any, which would be paid.

Note 9—Stockholders’ Equity

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

Treasury Stock

In June 2006, the Company’s Board of Directors authorized a stock repurchase program for the repurchase of up to 25 million shares of IDT Class B common stock and common stock without regard to class. The Board of Directors also authorized the termination of the Company’s previous stock repurchase program, under which the Company had authority to purchase an additional 1.9 million shares of common stock and 11.7 million shares of Class B common stock. Through June 2006, under the Company’s previous stock repurchase program, the Company repurchased an aggregate of 6.4 million shares of IDT common stock and Class B common stock for an aggregate purchase price of $79.3 million, of which $63.7 million occurred in fiscal 2006. Through July 2006, under the Company’s new stock repurchase program, the Company repurchased an aggregate of 0.4 million shares of IDT common stock and Class B common stock for an aggregate purchase price of $5.9 million.

During the years ended July 31, 2006 and 2005, 0.1 million shares and less than 0.1 million, respectively, of the Company’s Class B common stock held in treasury were issued in connection with stock option exercises.

During the years ended July 31, 2006 and 2005, the Company acquired an aggregate of 0.3 million and 0.2 million shares of its Class B common stock held by certain of its employees for $3.9 million and $2.7 million, respectively.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended July 31, 2005, the Company exchanged an aggregate of 0.5 million shares of its newly issued Class B common stock with fair market value of $8.0 million for an equal number of shares of its common stock with an equal fair market value, which were held by individual investors and participants of the Company’s 401(k) plan. In connection with this exchange, the Company recorded an $8.0 million increase in the carrying value of its treasury stock, with the offset as an increase in additional paid in capital. In addition, during the year ended July 31, 2005, the Company acquired an aggregate of 0.2 million shares of its Class B common stock held by certain of its employees for $2.7 million.

In the first quarter of fiscal 2007, the Company retired from treasury the 14.9 million shares of IDT Class B common stock received from Liberty Media from the sale of IDT Entertainment to Liberty Media (see Note 3).

Note 10—Stock Based Compensation

As a result of adopting SFAS No. 123(R) on August 1, 2005, the Company’s loss before income taxes, loss from continuing operations and net loss for the year ended July 31, 2006 is $5.3 million or $0.06 per share higher than if it had continued to account for share-based compensation under Opinion No. 25.

The Company does not currently recognize tax benefits resulting from tax deductions in excess of the compensation cost recognized because of federal and state net operating loss carryforwards available to offset future federal and state taxable income. Accordingly, the adoption of SFAS No. 123(R) did not have any impact on the Company’s consolidated statements of cash flows.

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value based method of accounting provisions of SFAS No. 123 to stock-based employee compensation for the years ended July 31, 2005 and 2004:

(in thousands, except per share data)	2005	2004
Net loss, as reported	$(43,814)	$(58,911)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects and minority interests	20,756	7,526
Deduct: Total stock-based employee compensation expense determined under the fair value based method of accounting for all awards, net of related tax effects and minority interests	(65,134)	(35,496)
Pro forma net loss	$(88,192)	$(86,881)
Earnings per share:
Basic—as reported	$(0.45)	$(0.67)
Basic—pro forma	$(0.91)	$(0.99)
Diluted—as reported	$(0.45)	$(0.67)
Diluted—pro forma	$(0.91)	$(0.99)

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

On July 22, 2005, the Company modified the term of 0.7 million options held by the Company’s CEO, extending them for an additional ten years. As a result, the Company recorded additional stock-based compensation expense of $6.8 million during the year ended July 31, 2005.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-Based Compensation Plans

In September 2005, the Board of Directors of the Company approved and adopted, subject to shareholder approval, the 2005 Stock Option and Incentive Plan (the “Stock Option and Incentive Plan”) to provide incentives to executives, employees, directors and consultants of the Company. Incentives available under the Plan may include stock options, stock appreciation rights, limited rights, deferred stock units, and restricted stock. The number of shares of Class B common stock reserved for award under the Plan is 2.5 million shares and as of July 31, 2006, 2.0 million shares remain available for future grants.

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Option and share awards generally vest on a graded basis over three years of service and have ten-year contractual terms. Compensation cost is generally recognized using the accelerated method over the vesting period. The compensation cost that has been charged against income for the Company and its subsidiaries’ share-based compensation plans was $21.5 million, $30.3 million and $8.5 million for the years ended July 31, 2006, 2005, and 2004, respectively. No income tax benefits were recognized in the consolidated statements of operations for share-based compensation arrangements during the years ended July 31, 2006, 2005, and 2004.

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

	2006	2005	2004
ASSUMPTIONS
Average risk-free interest rate	4.48%	3.64%	2.94%
Expected dividend yield	—	—	—
Expected volatility	26%	36%	42%
Expected term	5.0 years	3.8 years	4.0 years

Stock Options

A summary of stock option activity for the Company is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2005	15,468	$12.78
Granted	15	12.69
Exercised	(391)	7.41
Tender offer	(7,913)	15.58
Cancelled / Forfeited	(510)	15.87
OUTSTANDING AT JULY 31, 2006	6,669	$9.54	5.1	$28,133
EXERCISABLE AT JULY 31, 2006	6,667	$9.54	5.1	$28,133

The weighted-average grant-date fair value of options granted by the Company during the year ended July 31, 2006 was $3.36. The total intrinsic value of options exercised during the year ended July 31, 2006 was $2.1 million.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option Tender Offer

On February 1, 2006, the company extended an offer to purchase from eligible option holders outstanding stock options to purchase shares of its Class B common stock, at a cash purchase price equal to $2.00 net per share underlying such options. As of February 1, 2006, there were outstanding options to purchase 15.1 million shares of the Company’s Class B common stock that were eligible to be tendered in the offer. The offer and withdrawal rights expired on May 22, 2006 and options to purchase 7.9 million shares had been tendered and accepted in the offer for a total purchase price of $15.8 million. All options accepted for payment were cancelled immediately upon expiration of the offer and are no longer exercisable. In connection with the purchase of the options the Company recorded compensation expense of $1.6 million and additional paid in capital of $14.2 million during the year ended July 31, 2006.

Restricted Stock

The fair value of nonvested shares of the Company’s Class B common stock is determined based on the closing trading price of the Company’s Class B common stock on the grant date.

A summary of the status of the Company’s nonvested shares as of July 31, 2006, and changes during the year ended July 31, 2006, is presented below:

(in thousands)	Number of Nonvested Shares	Weighted- Average Grant-Date Fair Value
Nonvested Shares at July 31, 2005	2,209	$15.96
Granted	544	12.52
Vested	(1,218)	14.50
Forfeited	(144)	15.79
Nonvested shares at July 31, 2006	1,391	$15.91

As of July 31, 2006, there was $9.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock option and incentive plans. That cost is expected to be recognized over a weighted-average period of 1.1 years. The total cost of non-vested shares granted by the Company that was recognized as compensation during the years ended July 31, 2006, 2005 and 2004 was $13.2 million, $18.5 million and $9.9 million, respectively.

Net2Phone

As a result of the Net2Phone merger transaction discussed in Note 2, all restrictions under Net2Phone’s 1999 Amended and Restated Stock Option and Incentive Plan applicable to any outstanding shares of Net2Phone common stock lapsed immediately prior to the effective time of the merger, and the holders thereof received the value of the shares based on $2.05 per share, less any applicable taxes. In addition, all outstanding options to purchase shares of Net2Phone common stock, whether vested or unvested, were cancelled at the effective time of the merger, and the holders thereof received a cash payment equal to the excess, if any, of $2.05 over the exercise price of the options. As a result of the aforementioned equity modifications, Net2Phone recorded an aggregate of $5.4 million of stock-based compensation cost during fiscal 2006, partially offset by a $0.6 million reversal of previously recorded stock-based compensation

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“ESPP”) which offers eligible employees of the Company the ability to purchase shares of the Company’s Class B common stock through payroll deductions, not to exceed fifteen percent of the participant’s base wages or salary for a pay period, at eighty-five percent of the lesser of (a) the fair market value of the Company’s Class B common stock on the offering date, as defined, or the fair market value of the Company’s Class B common stock on the second offering date, as defined, if the employee was not a participant on the offering date; or (b) the fair market value of the Company’s Class B common stock on the purchase date, as defined. Participant purchases of Class B common stock under the

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ESPP are limited to a fair market value of $25,000 or 2,000 shares of Class B common stock each calendar year. During the years ended July 31, 2006 and 2005, the Company received $2.3 million and $2.0 million in proceeds and issued 0.2 million and 0.2 million shares, respectively, of the Company’s Class B common stock under the ESPP.

Note 11—Comprehensive Income (Loss)

The accumulated balances for each classification of comprehensive income (loss) were as follows (in thousands):

	Unrealized gain (loss) in available-for- sale securities	Foreign currency translation	Accumulated other comprehensive income (loss)
Balance at July 31, 2003	(7,393)	(687)	(8,080)
Change during the period	25,410	2,579	27,989
Balance at July 31, 2004	18,017	1,892	19,909
Change during the period	(19,379)	(2,426)	(21,805)
Balance at July 31, 2005	$(1,362)	$(534)	$(1,896)
Change during the period	1,665	1,727	3,392
BALANCE AT JULY 31, 2006	$303	$1,193	$1,496

Note 12—Restructuring and Impairment Charges

The Company’s restructuring and impairment charges consist of the following:

Year ended July 31 (in thousands)	2006	2005	2004
IDT Solutions:
Workforce reductions	$2,580	$559	$4,718
Real estate network and connectivity reductions	1,484	11,686	2,900
Impairment charges	740	—	33,134
Other	1,579	1,939	217
	6,383	14,184	40,969
IDT Telecom	7,998	33	920
Voice over IP	2,753	18,160	2,193
IDT Capital	2,187	1,835	14,138
Corporate	4,325	—	—
TOTAL	$23,646	$34,212	$58,220

Towards the end of the third quarter of fiscal 2006, the Company initiated a company-wide restructuring and cost savings program, to better align its infrastructure to its current business needs. As of July 31, 2006, this has resulted in the elimination of approximately 480 employees, of which more than 270 were customer service related. These reductions have resulted in approximately $19.6 million in severance costs in fiscal 2006.

IDT Solutions

In May 2004, the Company announced a restructuring plan for its Winstar operation of its IDT Solutions segment, including the exit from its retail communications business, by ending the provision of switched services. As of November 1, 2004, all of IDT Solutions’ commercial customers had found replacement services and were no longer on the Winstar network. The restructuring plan included reductions to IDT Solutions’ workforce, real estate network and network connectivity, as well as the impairment of assets to their estimated net recoverable value. On January 19, 2006, the Company consummated the sale of its remaining Winstar operations, which consisted mostly of contracts for the provision of voice and data services to U.S. government customers. The sale of the business did not meet the criteria for discontinued operations. With the disposition of the remaining government customers that were on Winstar’s network, the restructuring plan was completed.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the May 2004 restructuring plan, IDT Solutions reduced its workforce to 140 employees as of July 31, 2004 and to approximately 40 employees as of July 31, 2005. As a result of this restructuring, during the year ended July 31, 2004, the Company recorded severance related charges of $4.7 million relating to the May 2004 restructuring plan.

In connection with the company-wide restructuring and cost savings program the Company decided to halt the build out of its Spectrum operating unit and eliminated the majority of Spectrum’s workforce. During the year ended July 31, 2006, IDT Solutions recorded severance related charges of $2.6 million relating to the company-wide restructuring and costs savings program.

Real Estate Network and Connectivity Reductions

As part of the May 2004 restructuring plan, the Company has terminated leases and related connectivity on all the buildings on Winstar’s network. During fiscal 2004, the Company recorded real estate network reduction charges and connectivity reduction charges of $2.9 million. During fiscal 2005, the Company recorded real estate network reduction charges of $2.2 million and connectivity reduction charges of $9.5 million. During fiscal 2006, the Company recorded real estate network reduction and connectivity reduction charges of $1.5 million

Impairment Charges

The Company tested the recoverability of Winstar Holdings’ long-lived assets, as a result of the May 2004 restructuring plan announcement. In connection with such test, the Company recorded impairment charges of $21.9 million, $6.2 million, and $5.0 million to write down fixed assets, capitalized labor, and intangibles, respectively, to their estimated net realizable value, during the year ended July 31, 2004. In the year ended July 31, 2006, the Company recorded impairment charges of $0.7 million to write down fixed assets of Spectrum to their net realizable value.

IDT Telecom

In July 2005, the Company signed a long-term wholesale services agreement with Verizon Communications Inc. for local phone service, effective August 1, 2005, for Verizon to provide the Company with dial tone services or access to its local networks for a period of up to five years. However, despite this agreement with Verizon, the Company has not been able to attract new customers at an economically feasible cost, and has therefore halted marketing its local bundled phone service. As a result, during the third quarter of fiscal 2006, the Company made the decision to shut down its Newark call center eliminating the positions of more than 270 customer service personnel and recorded severance related charges of $3.4 million during the year ended July 31, 2006.

In addition, in connection with the company-wide restructuring and cost savings program IDT Telecom recorded additional severance related charges of $4.6 million during the year ended July 31, 2006.

During the year ended July 31, 2004, IDT Telecom recorded a $0.9 million impairment charge, resulting from the write-off of goodwill relating to an unprofitable call center business which the Company ceased funding.

VoIP

In March 2006, after completion of the Net2Phone merger, the Company began the process of integrating Net2Phone’s operations and support functions to achieve synergies and costs savings. As a result, the Company eliminated certain positions and recorded severance related charges of $2.6 million during the year ended July 31, 2006.

During the fourth quarter of fiscal 2005, based on the then quoted market price of Net2Phone’s common stock, the Company recorded an impairment charge of $15.8 million, to write-down the carrying value of goodwill originally recorded by IDT on its purchases of Net2Phone stock.

The remainder of the Company’s Voice over IP segment’s restructuring and impairment charges for the years ended July 31, 2006, 2005 and 2004, relate primarily to contract termination costs and employee separation costs recorded by Net2Phone.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

IDT Capital

In connection with the company-wide restructuring and cost savings program, IDT Capital recorded severance related charges of $2.2 million during the year ended July 31, 2006.

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

Corporate

In connection with the company-wide restructuring and cost savings program Corporate recorded severance related charges of $4.3 million during the year ended July 31, 2006.

Reserve Summary

The following table summarizes the remaining reserve balances related to the Company’s restructuring and impairment activities (substantially all of which relates to workforce reductions):

	Balance at July 31, 2005	Charged to expense	Payments	Non-cash charges	Reserve adjustments		Balance at July 31, 2006
IDT Solutions	$943	$6,383	$(3,515)	$(740)	$		$3,071
IDT Telecom	—	7,998	(2,283)	—		—	5,715
Voice over IP	2,472	2,753	(1,707)	(753)		166	2,931
IDT Capital	—	2,187	(489)	—		—	1,698
Corporate	—	4,325	(2,696)	—		—	1,629

TOTAL	$3,415	$23,646	$(10,690)	$(1,493)		$166	$15,044

Note 13—Investment and Other Income

Altice Agreement

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

On November 15, 2005, Altice notified Net2Phone that a third party had acquired a controlling interest in Altice, that the third party would not agree to be bound by all of Altice’s obligations under the Agreements, and that therefore, the Agreements were being terminated. As a result, Altice wired an $18.8 million buyout payment to Net2Phone. This amount is materially less than the predetermined buyout payment Net2Phone believes is required by the Agreements. Net2Phone has informed Altice and its third-party acquirer that the buyout provisions of the Agreements require an additional payment of approximately €25 million and that Net2Phone reserves its rights to all claims that may result from the termination. Net2Phone has initiated arbitration proceedings in accordance with the Agreements to achieve a satisfactory resolution of its claims. There can be no assurance that Net2Phone will receive any additional termination proceeds from Altice. On February 24, 2006, Altice filed an answer and counterclaim. Altice claims that the $18.8 million that it sent to Net2Phone was more than Net2Phone was entitled to under the claim. As such, Altice asks for a refund of an undetermined amount.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the receipt of the $18.8 million payment from Altice, the Company recognized a gain of $7.9 million from the termination of the Agreements, which is classified within “investment and other income, net” in the year ended July 31, 2006.

Telefonica Settlement

On January 29, 2001, the Company filed a complaint against Telefonica S.A., Terra Networks, S.A., Terra Networks, U.S.A., Inc., and Lycos, Inc. in the United States District Court, District of New Jersey, relating to a joint venture the Company entered into with Terra Networks, S.A. in October 1999 and subsequently terminated in April 2000. On July 21, 2005, the parties settled this matter for a $44 million payment by Telefonica S.A., which was received by the Company and recorded in “investment and other income, net” in the year ended July 31, 2005.

Arbitration Award

During the second quarter of fiscal 2004, the Company was awarded $21.6 million in relation to a statement of claim against Telefonica International, S.A. with the American Arbitration Association. The Company recorded the receipt of such proceeds in “investment and other income, net” in the year ended July 31, 2004.

Liquidation of ADIR Technologies, Inc.

In September 2003, Net2Phone acquired 1,750 shares of Series A-1 preferred stock of its subsidiary, ADIR Technologies, Inc., from a group of investment funds. In addition, in consideration for general releases from certain employees of Net2Phone, and the surrender by them of their shares of ADIR common stock, ADIR cancelled promissory notes originally delivered by such employees. Following these transactions, Net2Phone became the sole shareholder of ADIR, and no longer had any minority shareholders in any of its subsidiaries. As a result, Net2Phone recorded a non-cash gain of $12.2 million in the first quarter of fiscal 2004, representing the reversal of the remaining minority interests balance after all minority shareholder interests were satisfied. The gain of $12.2 million is recorded in “investment and other income, net” in the year ended July 31, 2004.

Note 14—Gain on Sale of Subsidiary Stock

In November 2003, Net2Phone issued additional shares through an underwritten common stock offering. The offering, which was priced at $4.50 per share, included 11.5 million shares issued to the public, and an aggregate of 2.5 million shares purchased by IDT and Liberty Media. Net2Phone received net proceeds of $58.6 million from the offering (of which $5.6 million was paid by IDT). As a result of this common stock offering, the Company’s ownership percentage in Net2Phone decreased from 21.2% to approximately 18.9% as of November 25, 2003.

The Company has historically accounted for sales of stock of its subsidiaries in accordance with Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary (SAB 51), which permits the Company to record the change in the carrying value of its share in the equity of its subsidiaries as a gain or loss. Accordingly, in connection with this offering by Net2Phone, the Company recorded a gain of $9.4 million in the year ended July 31, 2004.

Note 15—Commitments and Contingencies

On May 5, 2004, the Company filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. The Company alleged that the defendants breached a settlement agreement that they had entered into with the Company to resolve certain disputes and civil actions among the parties. The Company alleged that the defendants did not provide the Company, as required under the settlement agreement, free of charge and for the Company’s exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement) on a global undersea fiber optic network that TyCom Ltd. was deploying at that time. In June 2004, Tyco International (US) Inc. and Tyco Telecommunications (US) Inc. asserted several counterclaims against the Company, alleging that the Company breached the settlement agreement and are liable for damages for allegedly refusing to accept the defendants’ offer regarding the Wavelengths referenced in the settlement agreement and for making a public statement that Tyco failed to provide the Company with the use of its Wavelengths. The parties are engaged in pre-trial discovery.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On or about August 27, 2003, Aerotel, Ltd., Aerotel U.S.A., and Aerotel U.S.A., LLC (“Aerotel”) filed a complaint against the Company in the United States District Court, Southern District of New York, seeking damages for alleged infringement of a patent. The Company filed several motions, including a motion seeking to disqualify plaintiff’s counsel; a motion to dismiss; and a motion for partial summary judgment, each of which Aerotel opposed. The Judge has not yet ruled on the pending motions. The parties are engaged in discovery.

On March 29, 2004, D. Michael Jewett (“Jewett”), a former employee whose employment the Company terminated less than seven months after he was first hired, filed a complaint against the Company in the United States District Court, District of New Jersey, following his termination. The complaint alleges (i) violations of the New Jersey Anti-Racketeering Statute; (ii) violations of the New Jersey Conscientious Employee Protection Act (“CEPA”); (iii) violations of the New Jersey Law Against Discrimination (“LAD”); (iv) common law defamation; and (v) New Jersey common law intentional infliction of emotional distress. The Court dismissed claim (i) and a portion of claim (iii) described above; and narrowed claims (ii), (iv), and a portion of claim (iii) described above. On January 25, 2006, Jewett filed an amended supplemental pleading which the Company moved to dismiss. Plaintiff opposed the Company’s motion. The Company awaits the Court’s decision. The parties commenced limited discovery.

On or about April 1, 2004, Jewett sent a copy of his complaint to the United States Attorney’s Office because in his complaint, Jewett alleged, among other things, that improper payments were made to foreign officials in connection with an IDT Telecom contract. As a result, the Department of Justice, the Securities and Exchange Commission and the United States Attorney in Newark, New Jersey have been investigating this matter. The Company and the Audit Committee of the Company’s Board of Directors have also made independent investigations, conducted by outside counsel, regarding certain of the matters raised in the Jewett complaint and in these investigations. Neither the Company nor the Audit Committee’s investigation has found any evidence that it made any such improper payments to foreign officials. The Company continues to cooperate with these investigations.

On or about July 21, 2006, Rates Technology, Inc. filed a complaint (and on August 17, 2006, an amended complaint) against the Company in the United States District Court, Eastern District of New York (Long Island), seeking, among other things, damages and injunctive relief for alleged infringement of certain patents. The Company has filed its defenses to the allegations made in the complaint and believes that it is not infringing the patents. The Company intends to continue to vigorously contest plaintiff’s claims.

On June 1, 2006, the Company filed a complaint in the United States District Court for the District of New Jersey against eBay, Inc., Skype Technologies SA, Skype, Inc. and several as of yet unidentified business entities (collectively, “Skype”).

In addition to the foregoing, the Company is subject to other legal proceedings that have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance in this regard, in the opinion of management, none of the legal proceedings to which the Company is a party, whether discussed above or otherwise, will have a material adverse effect on its results of operations, cash flows or financial condition.

In fiscal 2006, the Company’s U.S. calling card business recorded $57.0 million of accruals for various telecom regulatory agency fees including: Telecommunications Relay Services Fund (TRS), Federal Communications Commission (FCC) and Universal Service Fund (USF) for the period through July 31, 2006. These charges reflect what the Company believes at this time to be its liability to all such agencies, given the methodologies used by the Universal Service Administration Corporation (USAC) for calculation of USF related fees, in its audit of the Company’s U.S. calling card business for calendar years 2000-2004 completed during fiscal 2006. The Company has filed an appeal related to the audit findings, and will vigorously contest the methodologies used in calculating these fees.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leases

The future minimum payments for capital and operating leases as of July 31, 2006 are approximately as follows:

(in thousands)	Operating Leases	Capital Leases
Year ending July 31:
2007	$24,769	$20,889
2008	13,436	19,874
2009	13,019	11,050
2010	11,067	2,788
2011	10,598	25
Thereafter	157,286	—
Total payments	$230,175	54,626
Less amount representing interest		(3,564)
Less current portion		(18,940)
Capital lease obligations—long-term portion		$32,122

Rental expense under operating leases was approximately $17.2 million, $19.6 million, and $39.4 million for the years ended July 31, 2006, 2005, and 2004, respectively. In addition, connectivity charges under operating leases were approximately $114.3 million, $131.9 million, and $129.9 million, for the years ended July 31, 2006, 2005, and 2004, respectively.

The two buildings purchased on May 18, 2005 (See Note 5) are leased to two tenants under 15 year non-cancelable triple net leases beginning January 1, 2005 and ending December 31, 2019, with five consecutive 5 year renewals, at the tenant’s sole option. The aggregate minimum annual base rents for both buildings range from $4.3 million to $7.6 million per year through December 31, 2019, as stipulated in the lease agreements. Upon each renewal term, the annual base rents will be increased to equal 95% of the then prevailing market rate per rental square foot of the premises, as defined in the lease agreements. In addition, the base rent payable during each lease year subsequent to a renewal term shall increase by 3% of the base rent payable for the immediately preceding year.

The future minimum rental incomes from the leasehold interests as of July 31, 2006 are approximately as follows:

(in thousands)	Rental Income
Year ending July 31:
2007	$4,385
2008	4,470
2009	4,955
2010	6,035
2011	6,190
Thereafter	58,931
Total	$84,966

Commitments

The Company has entered into purchase commitments of approximately $13.0 million as of July 31, 2006, primarily related to connectivity agreements. In February 2005, the Company entered into a multi-year agreement to grant a telecommunications service provider the right to service certain of its domestic and international wireless traffic. Terms of the agreement are based on a minimum purchase of $75 million of services from the telecommunications service provider over the term of the agreement.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of July 31, 2006, the Company has letters of credit outstanding totaling $52.1 million, substantially all of which expire in fiscal 2007. Approximately $4.1 million and $4.6 million of cash and cash equivalents that serve as collateral is restricted against such letters of credit, and is included in “cash and cash equivalents” in the Company’s consolidated balance sheets as of July 31, 2006 and 2005, respectively. Also, approximately $54.9 million and $24.1 million of current marketable securities is restricted primarily against letters of credit, and is included in “marketable securities” in the Company’s consolidated balance sheets as of July 31, 2006 and 2005, respectively.

Note 16—Related Party Transactions

The Company made payments for food related expenses to a cafeteria then owned and operated by the son of the Company’s chairman. During fiscal 2006, the cafeteria was sold to an unrelated third party. Such payments were less than $.1 million (during the period of ownership by the son of the Chairman of the Board), $1.0 million and $0.9 million for the years ended July 31, 2006, 2005 and 2004, respectively. The Company provides certain connectivity and other services to Jonas Publishing, a publishing firm owned by the Company’s Chairman. Billings for such services were $0.2 million, $0.3 million and $0.1 million in the years ended July 31, 2006, 2005 and 2004, respectively. The net balance owed to the Company by Jonas Publishing was approximately $0.2 million as of July 31, 2006 and 2005. The Company, through its CTM Brochure Display (CTM) subsidiary, distributes brochures for a distribution firm controlled by the Company’s Chairman. Billings by CTM for such distribution services was nil in the year ended July 31, 2006 and less than $0.1 million in each of the years ended 2005 and 2004. The distribution firm also distributes brochures for CTM. Billings to CTM for such services was $0.1 million in each of the years ended July 31, 2006, 2005 and 2004. The net balance owed to CTM by the distribution firm was nil and $0.1 million as of July 31, 2006 and 2005, respectively. Marc Knoller, Executive Vice President and a Director of the Company, received less than $0.1 million in compensation in each of fiscal 2004, 2005 and 2006 from Jonas Publishing.

The Company obtains insurance policies from several insurance brokers. Some of the policies were arranged through a company affiliated with individuals related to both the Chairman and the General Counsel of the Company. The aggregate premiums paid by the Company with respect to these policies in the years ended July 31, 2006, 2005 and 2004 were approximately $5.9 million, $3.9 million and $1.9 million, respectively. The Company also paid premiums of approximately $1.1 million, $1.6 million and $7.8 million in the years ended July 31, 2006, 2005 and 2004, to certain third party brokers that in turn shared commissions with respect to these premiums with the affiliated company. Other third party brokers wrote policies without the affiliated company receiving or sharing in any of the commissions. An outside insurance consultant reviews all insurance coverage of the Company to ensure that its insurance policies and their related costs are both necessary and reasonable.

The Chief Executive Officer and Vice-Chairman of the Company is a partner in the law firm of Courter, Kobert & Cohen, P.C., which has served as counsel to the Company since July 1996. Fees paid to this law firm by the Company were $0.3 million, $0.1 million and $0.1 million for the years ended July 31, 2006, 2005 and 2004, respectively. In addition, William F. Weld, former a director of the Company who resigned in the first quarter of fiscal 2006, is of counsel to the law firm of McDermott, Will & Emery LLP, which has served as counsel to the Company since November 1999. Fees paid to this law firm by the Company amounted to $3.2 million, $4.5 million and $7.8 million for the years ended July 31, 2006, 2005 and 2004, respectively. In fiscal 2004, the Company invested $0.5 million in an investment fund managed by Leeds Weld & Co. Mr. Weld is a principal in Leeds Weld. In fiscal 2005 and 2006, the Company made additional investments of nil and $2.1 million, respectively, to this investment fund. Management fees paid to this investment fund were $0.1 million during the year ended July 31, 2004.

James S. Gilmore, III, a director of the Company, is a partner at the law firm of Kelly, Drye & Warren LLP, which serves as counsel to the Company. Fees paid to this law firm by the Company were $0.8 million, $0.9 million, and $0.8 million for the years ended July 31, 2006, 2005 and 2004, respectively.

On October 22, 2003, Net2Phone entered into an agreement with Liberty Cablevision of Puerto Rico, Inc., a wholly owned subsidiary of Liberty Media, to exclusively deploy and manage Liberty Cablevision of Puerto Rico’s residential cable telephony offering. On March 8, 2005, the Company purchased all of Liberty Media’s

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

direct and indirect interests in Net2Phone. During the years ended July 31, 2006, 2005 and 2004, Net2Phone recorded $2.8 million, $1.8 million and $1.5 million, respectively, in revenues from Liberty Cablevision of Puerto Rico. As of July 31, 2006 and 2005, Net2Phone had receivables from this agreement of $1.4 million and $1.0 million, respectively, and had deferred revenue from this agreement of $1.3 million and $1.2 million, respectively.

The Company had loans outstanding to employees aggregating approximately $0.9 million and $2.3 million as of July 31, 2006 and 2005, respectively, which are included within other current assets and other assets in the accompanying consolidated balance sheets.

The Company owns 0.3 million shares of Liberty Media’s Interactive Series A common stock and 0.1 million shares of Liberty Media’s Liberty Capital Series A common stock.

Note 17—Defined Contribution Plans

The Company maintains a 401(k) Plan (the “Plan”) available to all employees meeting certain eligibility criteria. The Plan permits participants to contribute up to 20% of their salary, not to exceed the limits established by the Internal Revenue Code. The Plan provides for discretionary matching contributions of 50%, up to the first 6% of compensation, to be invested in IDT Class B common stock. The discretionary matching contributions vest over five years. Effective January 1, 2005, the Plan was amended to permit the discretionary matching contributions to be granted as of December 31 of each year. All contributions made by participants vest immediately into the participant’s account. For the years ended July 31, 2006, 2005 and 2004, Company contributions to the Plan were approximately $2.1 million, $0.5 million and $1.4 million, respectively. The Company’s common stock and Class B common stock are not investment options for the Plan’s participants.

Note 18—Business Segment Information

The Company has five reportable business segments: Retail Telecommunications Services, Wholesale Telecommunications Services, Voice over IP, IDT Capital and IDT Solutions (consisting of Spectrum and Winstar Holdings). The operating results of these business segments are distinguishable and are regularly reviewed by the Company’s chief operating decision maker.

The Retail Telecommunications Services business segment markets and sells prepaid and rechargeable calling cards, consumer local, long distance, and wireless phone services. The Wholesale Telecommunications Services business segment consists of wholesale carrier services provided to other long distance carriers. The Voice over IP business segment consisting of Net2Phone (which is currently being integrated into IDT Telecom to achieve synergies and costs savings), provides a range of voice over Internet protocol, or VoIP, communications services. The IDT Capital segment includes an Energy Services Company, or ESCO, in New York State, brochure distribution, and other initiatives. The Company’s Spectrum subsidiary holds its spectrum license assets. In the fourth quarter of fiscal 2006, the Company transferred certain IDT Telecom non-Telecom new initiatives to IDT Capital in order to better align its businesses. To the extent possible, comparative historical results for IDT Capital have been reclassified from IDT Telecom to conform to the current business segment presentation, although these results may not be indicative of the results which would have been achieved had the business segment structure been in effect during those periods.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates the performance of its business segments based primarily on operating income (loss). All overhead is allocated to the business segments, except for certain specific corporate overhead, such as corporate management compensation, treasury and tax management costs, investor and public relations costs, corporate legal and governance costs, and certain insurance and facilities costs. Operating results presented for the business segments of the Company are as follows:

(in thousands)	Retail Telecommunications Services	Wholesale Telecommunications Services	Voice over IP	IDT Capital	IDT Solutions	Corporate	Total
Year ended July 31, 2006
Revenues	$1,434,022	$526,504	$94,221	$168,093	$3,582	$—	$2,226,422
Operating loss	(31,146)	(17,500)	(41,067)	(32,653)	(35,133)	(63,288)	(220,787)
Depreciation and amortization	50,374	18,903	9,561	5,999	142	2,443	87,422
Restructuring and impairment charges	7,529	468	2,754	2,187	6,383	4,325	23,646
Total assets at July 31, 2006	798,004	147,902	130,782	202,228	6,502	477,421	1,762,839
Year ended July 31, 2005
Revenues	$1,553,841	$544,731	$73,623	$40,154	$9,636	$—	$2,221,985
Operating income (loss)	53,027	(16,080)	(53,454)	(18,207)	(38,375)	(66,702)	(139,800)
Depreciation and amortization	54,527	21,381	8,717	4,244	2,607	2,155	93,631
Restructuring and impairment charges	33	—	18,160	1,835	14,184	—	34,212
Total assets at July 31, 2005	973,815	167,106	151,923	183,885	14,132	486,729	1,977,590
Year ended July 31, 2004
Revenues	$1,372,986	$521,518	$77,962	$22,738	$71,591	$—	$2,066,815
Operating income (loss)	81,814	(16,487)	(21,904)	(22,621)	(112,479)	(44,228)	(135,906)
Depreciation and amortization	45,495	21,605	10,530	2,623	11,593	1,946	93,795
Restructuring and impairment charges	920	—	2,192	14,138	40,969	—	58,220

Revenues from customers located outside of the United States represented approximately 31%, 27%, 21% of total revenues for the years ended July 31, 2006, 2005, and 2004, respectively, with no single foreign country representing more than 10% of total revenues. Western Europe represented 20%, 19%, and 17% of total revenues for the years ended July 31, 2006, 2005, and 2004, respectively. Revenues by country are determined based on the country where the customer is invoiced. Net long-lived assets and net total assets held outside of the United States, primarily in Western Europe, totaled approximately $58.6 million and $355.6 million as of July 31, 2006, and $66.4 million and $370.7 million as of July 31, 2005, respectively.

Note 19—Settlement of Aplio Obligation

On July 7, 2000, Net2Phone acquired all of the outstanding capital stock of Aplio, S.A. (“Aplio”), a company located in France, which owned technology that enabled VoIP hardware devices to provide services offered by Net2Phone. In the third quarter of fiscal 2001, Net2Phone discontinued Aplio’s operations. Pursuant to settlement agreements with the former Aplio stockholders, Net2Phone made certain payments and transfers to the former stockholders in 2001 and 2002 and was required to pay the stockholders on April 30, 2003 a remaining balance of $19.2 million, less the then current value of 0.6 million shares of Net2Phone common stock previously transferred to them. On May 7, 2003, as the result of several simultaneous transactions, the former Aplio stockholders transferred their 0.6 million Net2Phone shares and assigned their rights under the settlement agreements to Deutsche Bank AG London in exchange for a payment of $19.2 million. Simultaneously, Net2Phone and Deutsche Bank amended and restated the settlement agreements to provide for the extension of the payment obligation to May 1, 2006 and payment by Net2Phone of annual interest of 3.5% on the unpaid balance during the period. Under amended and restated settlement agreements, on May 1, 2006, Net2Phone purchased from Deutsche Bank the 0.6 million shares for a total price of $19.2 million plus $0.3 million of interest.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20—Selected Quarterly Financial Data (Unaudited)

The table below presents selected quarterly financial data of the Company for its fiscal quarters for the years ended July 31, 2006 and 2005:

Quarter Ended (in thousands, except per share data)	Revenues	Direct cost of revenues	Loss from operations	(Loss) income from continuing operations	Net loss	(Loss) income per share —Basic and diluted
						From continuing operations	Net loss
2006:
October 31	$556,446	$432,066	$(33,108)	$(30,674)	$(27,924)	$(0.31)	$(0.28)
January 31(a)	567,257	448,891	(57,308)	(56,438)	(55,636)	(0.59)	(0.58)
April 30(b)	547,218	469,992	(86,032)	(83,908)	(8,619)	(0.87)	(0.09)
July 31(c)	555,501	429,031	(44,339)	(51,820)	(86,475)	(0.55)	(0.91)
TOTAL	$2,226,422	$1,779,980	$(220,787)	$(222,840)	$(178,654)	(2.32)	(1.86)
2005:
October 31	$555,954	$421,428	$(19,607)	$(17,387)	$(11,733)	$(0.18)	$(0.12)
January 31	552,404	416,942	(30,567)	(18,842)	(17,725)	(0.20)	(0.19)
April 30	546,152	423,300	(32,625)	(21,374)	(14,333)	(0.22)	(0.15)
July 31(d)	567,475	439,196	(57,001)	876	(23)	0.01	0.00
TOTAL	$2,221,985	$1,700,866	$(139,800)	$(56,727)	$(43,814)	(0.58)	(0.45)

(a) Included in direct cost of revenues is a $6.1 million accrual for various telecom regulatory agency fees.

(b) Included in direct cost of revenues is a $48.1 million accrual for various telecom regulatory agency fees. Included in net loss is a gain on sale of discontinued operations (Corbina) of $80.1 million.

(c) Included in net loss is $34.1 million in losses, of IDT Entertainment, which is classified as a discontinued operation.

(d) Included in loss from operations is a $15.8 million goodwill impairment charge recorded at our Voice over IP segment. Included in net loss is a $44.0 million gain from a settlement with Telefonica S.A.

IDT CORPORATION

SCHEDULE II

FINANCIAL STATEMENT SCHEDULE—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at beginning of period	Additions charged to costs and expenses	Deductions(1)	Balance at end of period
2006
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$40,257	$18,544	$(20,380)	$38,421
2005
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$40,253	$35,617	$(35,613)	$40,257
2004
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$41,339	$33,481	$(34,567)	$40,253

(1) Uncollectible accounts written off, net of recoveries.