Form 10-Q
period 2006-10-31
IDT CORP
filed 2006-12-11
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2006

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of December 1, 2006, the registrant had the following shares outstanding:

Common Stock, $.01 par value:	15,178,173 shares outstanding (excluding 9,896,687 treasury shares)
Class A common stock, $.01 par value:	9,816,988 shares outstanding
Class B common stock, $.01 par value:	56,676,083 shares outstanding (excluding 5,484,586 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

IDT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2006	July 31, 2006
	(Unaudited)	(Note 1)
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$302,190	$119,109
Marketable securities	505,684	390,696
Trade accounts receivable, net	178,859	185,125
Other current assets	74,969	106,319
Assets of discontinued operations	—	436,905

Total current assets	1,061,702	1,238,154
Property, plant and equipment, net	284,112	292,152
Goodwill	97,090	105,577
Licenses and other intangibles, net	25,169	27,445
Investments	52,005	51,872
Other assets	47,608	47,639

Total assets	$1,567,686	$1,762,839

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$67,652	$82,327
Accrued expenses	269,020	260,087
Deferred revenue	137,278	134,286
Capital lease obligations—current portion	16,296	18,940
Notes payable —current portion	4,162	4,160
Other current liabilities	9,836	38,152
Liabilities of discontinued operations	—	141,860

Total current liabilities	504,244	679,812
Deferred tax liabilities, net	107,260	107,106
Capital lease obligations—long-term portion	30,769	32,122
Notes payable—long-term portion	89,737	90,370
Other liabilities	6,594	6,850

Total liabilities	738,604	916,260
Minority interests	9,681	43,227
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000,000; no shares issued	—	—
Common stock, $.01 par value; authorized shares—100,000,000; 25,074,860 shares issued at October 31, 2006 and July 31, 2006; 15,178,173 shares outstanding at October 31, 2006 and July 31, 2006	251	251
Class A common stock, $.01 par value; authorized shares—35,000,000; 9,816,988 shares issued and outstanding at October 31, 2006 and July 31, 2006	98	98
Class B common stock, $.01 par value; authorized shares—100,000,000; 62,088,669 and 76,879,179 shares issued at October 31, 2006 and July 31, 2006, respectively; 56,604,083 and 71,402,204 shares outstanding at October 31, 2006 and July 31, 2006, respectively	621	768
Additional paid-in capital	695,776	901,067
Treasury stock, at cost, consisting of 9,896,687 and 9,896,687 shares of common stock and 5,484,586 and 5,476,975 shares of Class B common stock at October 31, 2006 and July 31, 2006, respectively	(220,200)	(220,169)
Accumulated other comprehensive loss	9,094	1,496
Retained earnings	333,761	119,841

Total stockholders’ equity	819,401	803,352

Total liabilities and stockholders’ equity	$1,567,686	$1,762,839

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended October 31,
	2006	2005
	(In thousands, except per share data)
Revenues	$522,326	$556,446
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	398,870	432,066
Selling, general and administrative (i)	113,811	133,196
Depreciation and amortization	20,033	23,478
Restructuring and impairment charges	5,080	814

Total costs and expenses	537,794	589,554

Loss from operations	(15,468)	(33,108)
Interest income, net	3,603	2,896
Gain on sale of U.K.-based Toucan business	41,753	—
Other (expense) income, net	(1,786)	1,148

Income (loss) from continuing operations before minority interests and income taxes	28,102	(29,064)
Minority interests	(3,718)	(1,529)
Provision for income taxes	(1,534)	(81)

Income (loss) from continuing operations	22,850	(30,674)
Discontinued operations, net of tax:
(Loss) income from discontinued operations	(7,165)	2,750
Gain on sale of discontinued operations	198,235	—

Total discontinued operations	191,070	2,750

Net income (loss)	$213,920	$(27,924)

Earnings per share:
Basic:
Income (loss) from continuing operations	$0.27	$(0.31)
Total discontinued operations	$2.24	$0.03

Net income (loss)	$2.51	$(0.28)

Weighted-average number of shares used in calculation of basic earnings per share	85,132	98,161

Diluted:
Income (loss) from continuing operations	$0.26	$(0.31)
Total discontinued operations	$2.17	$0.03

Net income (loss)	$2.43	$(0.28)

Weighted-average number of shares used in calculation of diluted earnings per share	88,062	98,161

(i) Stock-based compensation included in selling, general and administrative expenses	$1,713	$6,807

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended October 31,
	2006	2005
	(In thousands)
Net cash used in operating activities	$(17,523)	$(8,960)
Investing activities
Capital expenditures	(10,073)	(15,289)
Repayment (issuance) of notes receivable, net	561	(1,933)
Investments and acquisitions, net of cash acquired	(373)	(884)
Proceeds from sale of IDT Entertainment, net of cash sold and transaction costs	261,604	—
Proceeds from sale of U.K.-based Toucan business, net of transaction costs	38,380	—
Proceeds from sales and maturities of marketable securities	266,708	568,904
Purchases of marketable securities	(370,208)	(515,195)

Net cash provided by investing activities	186,599	35,603
Financing activities
Distributions to minority shareholders of subsidiaries	(4,245)	(7,797)
Proceeds from exercises of stock options	1,119	199
Proceeds from borrowings	1,283	11,000
Repayments of capital lease obligations	(5,937)	(2,858)
Repayments of borrowings	(631)	(329)
Repurchases of common stock and Class B common stock	(851)	(26,657)

Net cash used in financing activities	(9,262)	(26,442)
Discontinued operations
Net cash used in operating activities	(20,261)	(38,842)
Net cash provided by investing activities	3,847	21,259
Net cash provided by financing activities	7,536	15,312

Net cash used in discontinued operations	(8,878)	(2,272)
Effect of exchange rate changes on cash and cash equivalents	62	(20)

Net increase (decrease) in cash and cash equivalents	150,998	(2,091)
Cash and cash equivalents, beginning of period (*)	151,192	171,959

Cash and cash equivalents, end of period	$302,190	$169,868 (*)

Supplemental schedule of non-cash investing and financing activities
Purchases of property, plant and equipment through capital lease obligations	$189	$—

Receipt of the Company’s Class B common stock and IDT Telecom shares as part of the proceeds from the sale of IDT Entertainment	$226,649	$—

Receipt of marketable securities as part of the proceeds from the sale of Toucan	$7,851	$—

(*)	Includes cash and cash equivalents of discontinued operations of $32.1 million, $8.1 million and $15.1 million as of July 31, 2006 and 2005 and October 31, 2005, respectively.

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation. Operating results for the three-month period ended October 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2007. The balance sheet at July 31, 2006 has been derived from our audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2006, as filed with the U.S. Securities and Exchange Commission.

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2007 refers to the fiscal year ending July 31, 2007).

Note 2—Sale of IDT Entertainment

In the first quarter of fiscal 2007, the Company completed the sale of IDT Entertainment to Liberty Media Corporation for (i) 14.9 million shares of IDT Class B common stock and Liberty Media’s approximate 4.8% interest in IDT Telecom, (ii) $229.5 million in cash, subject to certain working capital adjustments, for which the Company accrued $20 million as a payable, pending final settlement (iii) the repayment of $58.7 million of IDT Entertainment’s intercompany payable to IDT, and (iv) the assumption of all of IDT Entertainment’s indebtedness. The Company is also eligible to receive additional consideration from Liberty Media based upon any appreciation in the value of IDT Entertainment over the five-year period following the closing of the transaction, or such shorter period under specified circumstances, equal to 25% of the excess, if any, of the net equity value of IDT Entertainment over $425 million. The Company has retired the 14.9 million shares of its Class B common stock that were received from Liberty Media. The Company recognized a gain of $198.2 million in connection with the sale.

IDT Entertainment consisted of animation and live-action production operations as well as a home entertainment distribution business. Through studios based in the United States and Canada, IDT Entertainment developed and produced 2D and 3D animated content for distribution theatrically, on television, and direct-to-video/DVD. Production was focused on proprietary content and was also performed for third parties. IDT Entertainment also developed and produced live-action content for television and direct-to-video/DVD distribution.

The sale met the criteria to be reported as a discontinued operation in the fourth quarter of fiscal 2006 and, accordingly, IDT Entertainment’s results of operations for all periods presented are classified as part of discontinued operations.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Summary Financial Data of Discontinued Operations

Discontinued operations for the first quarter of fiscal 2006 also includes the operations of Corbina Telecom, a Russian telecom business that was sold in March 2006 and met the criteria to be reported as discontinued operations. Revenues, income (loss) before income taxes and net (loss) income of IDT Entertainment and Corbina, which are included in discontinued operations, are as follows:

Three months ended October 31,	2006	2005
	(in thousands)
Revenues:
IDT Entertainment	$17,905	$48,142
Corbina	—	18,511

	17,905	66,653

Income (loss) before income taxes:
IDT Entertainment	$(6,995)	$931
Corbina	—	4,601

	(6,995)	5,532

Net (loss) income:
IDT Entertainment	$(7,165)	$(1,246)
Corbina	—	3,996

	(7,165)	2,750

Note 3—Sale of Toucan

In the first quarter of fiscal 2007, the Company completed the sale of its United Kingdom consumer phone services business, Toucan, to Pipex Communications plc, in exchange for $38.4 million in cash (including the assumption of inter-company obligations owed to IDT and its subsidiaries) and 43.2 million Pipex ordinary shares, which were later sold for $7.9 million. Toucan was launched in November 2003 and markets local, long distance, broadband, and wireless communications services in the United Kingdom. Pursuant to the terms of the agreement, Pipex assumed Toucan’s existing customer base and those employees supporting its operations. Toucan’s operational results were historically included in the Company’s Retail Telecommunications Services segment. The Company expects to continue to provide Toucan with termination, call center and other support services, and as a result of such expected revenues from Toucan, the sale did not meet the criteria to be reported as discontinued operations. The Company’s results of operations for the three months ended October 31, 2006 and 2005, included revenues generated by Toucan’s operations of $16.4 million and $14.5 million, respectively, and loss from operations of $2.6 million and $4.2 million, respectively. The Company recognized a gain of $41.8 million in connection with the sale.

Note 4—Stock Repurchase Program

In the first quarter of fiscal 2006, the Company repurchased an aggregate of 2.1 million shares of IDT common stock and Class B common stock for $26.7 million. In June 2006, the Company’s Board of Directors authorized a new stock repurchase program for the repurchase of up to an aggregate of 25 million shares of IDT Class B common stock and common stock, without regard to class. As of October 31, 2006, 24.5 million shares remain available under the Company’s stock repurchase program. In the first quarter of fiscal 2007, the Company did not purchase additional shares under its stock repurchase program.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In the first quarter of fiscal 2007, the Company acquired an aggregate of 0.1 million shares of its Class B common stock held by certain of its employees for $0.9 million, to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted stock. Such shares are repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

Note 5—Earnings Per Share

The Company computes earnings per share under the provisions of SFAS No. 128, Earnings per Share, whereby basic earnings per share is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share, except that the number of shares is increased to include non-vested restricted stock and to assume exercise of potentially dilutive stock options and contingently issuable shares using the treasury stock method, unless the effect of such increase is anti-dilutive. For the three months ended October 31, 2005, the diluted earnings per share amounts equal basic earnings per share because the Company had losses from continuing operations and the impact of the assumed exercise of stock options and non-vested restricted stock would have been anti-dilutive. Accordingly, 15.4 million stock options and 2.1 million non-vested restricted stock have been excluded from the dilutive earnings per share computation for the three months ended October 31, 2005. In addition, 0.9 million stock options were excluded from the calculation of diluted earnings per share for the three months ended October 31, 2006, because their inclusion would have been anti-dilutive.

Note 6—Comprehensive Income (Loss)

The Company’s comprehensive income (loss) consists of the following (in thousands):

	Three Months Ended October 31,
	2006	2005
Net income (loss)	$213,920	$(27,924)
Foreign currency translation adjustments	449	(484)
Unrealized gains (losses) in available-for-sale securities	7,149	(3,834)

Comprehensive income (loss)	$221,518	$(32,242)

Note 7—Restructuring and Impairment Charges

The Company’s restructuring and impairment charges consist of the following (in thousands):

	Three Months Ended October 31,
	2006	2005
IDT Spectrum	$858	$1,370
IDT Telecom	4,143	(556)
IDT Capital	79	—

Total	$5,080	$814

The charges in the three months ended October 31, 2006 consist primarily of severance charges relating to a company-wide cost savings program initiated towards the end of the third quarter of fiscal 2006. The program

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

was initiated to better align the Company’s infrastructure to its current business needs. As of October 31, 2006, the program has resulted in the elimination of approximately 545 employees, of which more than 270 were customer service related.

Note 8—Business Segment Information

The Company has four reportable business segments: Retail Telecommunications Services, Wholesale Telecommunications Services, IDT Capital and IDT Spectrum. The operating results of these business segments are distinguishable and are regularly reviewed by the Company’s chief operating decision maker.

The Voice over IP business, consisting mostly of Net2Phone, which was historically reported as a separate segment, was organizationally integrated into IDT Telecom during the first quarter of fiscal 2007, and is now reported as part of the Retail and Wholesale Telecommunications Services segments. Also, in the fourth quarter of fiscal 2006, the Company transferred from IDT Telecom to IDT Capital certain non-telecom new initiatives in order to better align management of its businesses. To the extent possible, comparative historical results for IDT Capital and IDT Telecom have been reclassified to conform to the current business segment presentation, although these results may not be indicative of the results which would have been achieved had the business segment structure been in effect during those periods.

The Retail Telecommunications Services business segment markets and sells prepaid and rechargeable calling cards, consumer local, long distance and wireless phone services, voice over Internet protocol, or VoIP, communications services, cable telephony services, and other retail telecommunication services. The Wholesale Telecommunications Services business segment consists of wholesale carrier services provided to other telecommunications companies, and the Company’s sales channels for all products sold to wholesale customers. The IDT Capital segment includes an Energy Services Company, or ESCO, operating in New York State, an ethnic grocery distribution business, a local media unit, and other initiatives. The Company’s Spectrum segment holds its fixed wireless spectrum license assets.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company evaluates the performance of its business segments based primarily on operating income (loss). All overhead is allocated to the business segments, except for certain specific corporate overhead, such as corporate executive compensation, treasury, tax and accounting services, public and investor relations, corporate insurance, legal, business development and other general corporate expenses, as well as depreciation expense on corporate assets. Operating results presented for the business segments of the Company are as follows (in thousands):

	Retail Telecommunications Services	Wholesale Telecommunications Services	IDT Capital	IDT Spectrum	Corporate	Total
Three Months Ended October 31, 2006
Revenues	$322,549	$139,313	$60,226	$238	$—	$522,326
Operating income (loss)	917	(891)	194	(1,095)	(14,593)	(15,468)
Restructuring and impairment charges	3,736	407	79	858	—	5,080

Three Months Ended October 31, 2005
Revenues	$382,677	$140,805	$31,569	$1,395	$—	$556,446
Operating income (loss)	1,692	(5,105)	(6,683)	(6,247)	(16,765)	(33,108)
Restructuring and impairment charges	(512)	(44)	—	1,370	—	814

Note 9—Legal Proceedings and Contingencies

Legal proceedings in which the Company is involved are more fully described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2006. Unless otherwise indicated in this Report, all legal proceedings discussed in that Annual Report remain outstanding.

With respect to the complaint and amended complaint filed by Rates Technology, Inc. against the Company, on November 30, 2006, the parties entered into a stipulation of dismissal without prejudice of the amended complaint and the counterclaims.

As of October 31, 2006, the Company’s U.S. calling card business, which is included within the Retail Telecommunications Segment, has an accrual of $48.4 million relating to various telecom regulatory agency fees, net of $8.7 million, which was paid in the first quarter of fiscal 2007. These regulatory agency fees include: Telecommunications Relay Services Fund (TRS), Federal Communications Commission (FCC) and Universal Service Fund (USF). These charges reflect what the Company believes at this time to be its liability for all such fees, given the methodologies used by the Universal Service Administration Corporation (USAC) for calculation of USF related fees, in its audit of the Company’s U.S. calling card business for calendar years 2000 through 2004, which was completed during fiscal 2006. The Company has filed an appeal related to the audit findings including the full amount of all assessment charges, and will vigorously contest the methodologies used in calculating these fees.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the accompanying condensed consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended July 31, 2006, as filed with the U.S. Securities and Exchange Commission.

As used below, unless the context otherwise requires, the terms “the Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and their subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the notes to the condensed consolidated financial statements, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. Such forward-looking statements include, among other things, our plans to develop and market new products and services, improve our financial performance, enter new customer and geographic markets and the possible outcome of our litigation. Such forward-looking statements also include our expectations concerning factors affecting the markets for our products, such as changes in the U.S. and the international regulatory environment and the demand for telecommunications services. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. These risks and uncertainties include, but are not limited to, those risks discussed in this report. In addition to the factors specifically noted in the forward-looking statements, other important factors that could result in those differences include, but are not limited to, the fact that: each of our telecommunications business lines is highly sensitive to declining prices, which may adversely affect our revenues and margins; because our prepaid calling cards generate the bulk of our revenues, our overall profitability is substantially dependent upon continued operational profitability in that area, and we face significant competition; we may not be able to obtain sufficient or cost-effective termination capacity to particular destinations; our customers, particularly our wholesale carrier customers, could experience financial difficulties which could adversely affect our revenues and profitability if we experience difficulties in collecting our receivables; the termination of our carrier agreements with foreign partners or our inability to enter into carrier agreements in the future could materially and adversely affect our ability to compete in foreign countries, which could reduce our revenues and profits; our revenues will suffer if our distributors and sales representatives, particularly Union Telecard Alliance, LLC, fail to effectively market and distribute our prepaid calling card products and other services; the FCC may change the scope or breadth of calling card services subject to Universal Service Fund and other regulatory fees obligations, which could negatively affect our calling card services; the VoIP business has never been profitable; pricing pressures and increased use of VoIP technology may lessen our competitive pricing advantage; federal and state regulations may be passed that could harm Net2Phone’s business; the VoIP business has and plans to increasingly depend on its international operations, which subject it to unpredictable regulatory, economic and political environments; we may not be able to integrate Net2Phone’s existing operations and network into those of IDT Telecom without experiencing significant difficulties; our current strategy with respect to our energy business is based on current conditions and assumptions which could change or prove to be incorrect; the ESCO business, and our participation in this market, is relatively new and evolving factors could adversely impact the market and our performance; we have incurred significant losses since our inception, which could cause the trading price of our stock to decline; our growth strategy depends, in part, on our acquiring complementary businesses and assets and expanding our existing operations, which we may be unable to do; our revenues may be adversely affected if we fail to protect our proprietary technology or enhance or develop new technologies; we may be subject to claims of infringement of intellectual property rights of others; federal, state, local and international government regulations may reduce our ability to provide services or make our business less profitable; we may become subject to increased price competition from other carriers due to federal regulatory changes in determining international settlement rates; holders of our Class B common stock have significantly less voting power than holders of our Class A common stock and our common stock; IDT is controlled by its principal stockholder, which limits the ability of other stockholders to affect the management of IDT; and other factors and risks set forth in our Annual Report on Form 10-K for fiscal 2006 and our other filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth herein and the other information set forth from time to time in our reports filed with the United States Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for fiscal 2006.

Overview

General

We are a multinational holding company with operations that span several industries. Through our IDT Telecom subsidiary, we provide telecommunications services and products worldwide to the retail and wholesale markets, including prepaid and rechargeable calling cards, consumer local, long distance, mobile phone services, voice over Internet protocol, or VoIP, communications services, and wholesale carrier services. Our IDT Capital segment, which is primarily engaged in developing and operating new businesses, operates an Energy Services Company, or ESCO, in New York State, an ethnic grocery distribution business, a local media unit, and other initiatives. Our IDT Spectrum subsidiary holds our FCC fixed wireless spectrum license assets.

Dispositions

Sale of IDT Entertainment

In the first quarter of fiscal 2007, we completed the sale of our IDT Entertainment segment to Liberty Media Corporation for (i) 14.9 million shares of our Class B common stock and Liberty Media’s approximate 4.8% interest in IDT Telecom, (ii) $229.5 million in cash, subject to certain working capital adjustments, for which we accrued $20 million as a payable, pending final settlement (iii) the repayment of $58.7 million of IDT Entertainment’s intercompany indebtedness payable to IDT and (iv) the assumption of all of IDT Entertainment’s indebtedness. We are also eligible to receive additional consideration from Liberty Media based upon any appreciation in the value of IDT Entertainment over the five-year period following the closing of the transaction, or such shorter period under specified circumstances, equal to 25% of the excess, if any, of the net equity value of IDT Entertainment over $425 million.

IDT Entertainment consisted primarily of animation and live-action production operations as well as a home entertainment distribution business. Through studios based in the United States and Canada, IDT Entertainment developed and produced 2D and 3D animated content for distribution theatrically, on television, and direct-to-video/DVD. Production was focused on proprietary content and was also performed for third parties. IDT Entertainment also developed and produced live-action content for television and direct-to-video/DVD distribution.

The sale met the criteria to be reported as a discontinued operation and, accordingly, IDT Entertainment’s results of operations were reclassified as part of discontinued operations. In the first quarter of fiscal 2007, we recognized a gain of $198.2 million in connection with the sale. Discontinued operations for the first quarter of fiscal 2006 also includes the operations of Corbina Telecom, a Russian telecom business that was sold in March 2006 and met the criteria to be reported as discontinued operations. Revenues, income (loss) before income taxes and net (loss) income of IDT Entertainment and Corbina, which are included in discontinued operations, are as follows:

Three months ended October 31,	2006	2005
	(in thousands)
Revenues:
IDT Entertainment	$17,905	$48,142
Corbina	—	18,511

	17,905	66,653

Income (loss) before income taxes:
IDT Entertainment	$(6,995)	$931
Corbina	—	4,601

	(6,995)	5,532

Net (loss) income:
IDT Entertainment	$(7,165)	$(1,246)
Corbina	—	3,996

	(7,165)	2,750

Sale of Toucan

In the first quarter of fiscal 2007, we completed the sale of our United Kingdom consumer phone services business, Toucan, to Pipex Communications plc, in exchange for $38.4 million in cash (including the assumption of inter-company obligations owed to IDT and its subsidiaries) and 43.2 million Pipex ordinary shares, which were later sold for $7.9 million. Toucan was launched in November 2003 and markets local, long distance, broadband, and wireless communications services in the United Kingdom. Pursuant to the terms of the agreement, Pipex assumed Toucan’s existing customer base and those employees supporting its operations. Toucan’s operational results were historically included in our Retail Telecommunications Services segment. We expect to continue to provide Toucan with termination, call center and other support services, and as a result of such expected revenues from Toucan, the sale did not meet the criteria to be reported as discontinued operations. During the three months ended October 31, 2006 and 2005, Toucan’s operations generated revenues of $16.4 million and $14.5 million, respectively, and loss from operations of $2.6 million and $4.2 million, respectively. We recognized a gain of $41.8 million in connection with the sale.

Outlook

Since our inception, we have derived the majority of our revenues from IDT Telecom’s businesses. These businesses have accounted for the bulk of our operating expenses as well. IDT Telecom’s revenues represented 88.4% of our total revenues from continuing operations in the first quarter of fiscal 2007, compared to 94.1% in the first quarter of fiscal 2006.

In both of our IDT Telecom retail services and wholesale carrier services businesses, competitors continue to aggressively price their services. In addition, with particular regard to our calling card business, there has been a gradual shift in demand, away from calling cards and into wireless products, which has further eroded pricing power. In our wholesale markets as well, we have generally had to pass along portions of our per-minute cost savings to our customers, in the form of lower prices.

These trends have impacted our telecom businesses, and as a result, we have generally experienced declines in our overall per-minute price realizations. At times, though, we have chosen to raise prices, particularly within our calling card business, in an effort to increase per-minute price realizations. A direct result of such pricing tends to also result in a negative impact on revenue growth. During the second half of fiscal 2006, and continuing through part of the first quarter of fiscal 2007, we took this approach, and instituted selective price increases on our calling cards in the United States and Europe. As a result. we experienced improved revenue-per-minute price realizations as well as revenue declines. During fiscal 2007, we intend to continue adjusting pricing within our calling card business to maximize cash flows from the business while also maintaining our market share.

The organizational integration of the Voice over IP business, which was historically reported as a separate segment, into IDT Telecom, began to take form during the first quarter, and, as such, the Voice over IP business is now reported as part of the Retail and Wholesale Telecommunications Services business segments for all periods presented. Through Net2Phone, we sell certain VoIP communications products and services to resellers, consumers, cable operators worldwide.

IDT Capital, our incubator division, has been a growing contributor to company-wide revenues as its business initiatives have developed. IDT Capital presently consists primarily of IDT Energy, Ethnic Grocery Brands, IDT Local Media (which is primarily comprised of CTM Brochure Display and WMET radio), IDT Carmel (which is our management of aged receivables operations), IDT Global Services (which is primarily comprised of our call center operations), and other smaller holdings and operations, including real estate and Hispanic-focused initiatives. During the first quarter of fiscal 2007, IDT Capital generated revenues of $60.2 million compared to $31.6 million in the first quarter of fiscal 2006. Revenues resulted mostly from our IDT Energy and Ethnic Grocery Brands businesses. Throughout the remainder of fiscal 2007, we expect to see continued revenue growth in these businesses, particularly IDT Energy.

Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles. Preparing condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1 to the July 31, 2006 consolidated financial statements included in our Form 10-K for fiscal 2006. Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies for us include those related to the allowance for doubtful accounts, goodwill, valuation of long-lived and intangible assets, and income taxes and regulatory agency fees. For additional discussion of our critical accounting policies, see our Management’s Discussion & Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2006.

Three Months Ended October 31, 2006 Compared to Three Months Ended October 31, 2005

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, income and expense line items below income (loss) from operations are discussed only on a total IDT consolidated basis.

Consolidated

			Change
Three months ended October 31,	2006	2005	$	%
	(in millions)
Revenues
IDT Telecom	$461.9	$523.5	$(61.6)	(11.8)%
IDT Capital	60.2	31.5	28.7	90.8
IDT Spectrum	0.2	1.4	(1.2)	(82.9)

Total revenues	$522.3	$556.4	$(34.1)	(6.1)%

Revenues. The decrease in consolidated revenues is mainly due to a $61.6 million decline in IDT Telecom revenues, partially offset by a $28.7 million increase in IDT Capital, driven by the significant growth in the customer base of IDT Energy and the recent acquisition of our Ethnic Grocery Brands business. The decrease in IDT Telecom revenues resulted primarily from lower calling card sales in both the United States and in Europe and the decline in consumer phone services revenues in the United States. IDT Telecom minutes of use declined 7.2% (excluding minutes related to our consumer phone services business, as such minute traffic carried in our network is insignificant), from 6.189 billion in the first quarter of fiscal 2006 to 5.743 billion in the first quarter of fiscal 2007.

			Change
Three months ended October 31,	2006	2005	$	%
	(in millions)
Costs and expenses
Direct cost of revenues	$398.9	$432.1	$(33.2)	(7.7)%
Selling, general and administrative	113.8	133.2	(19.4)	(14.6)
Depreciation and amortization	20.0	23.5	(3.5)	(14.7)
Restructuring and impairment charges	5.1	0.8	4.3	nm

Total costs and expenses	$537.8	$589.6	$(51.8)	(8.8)%

nm—not meaningful

Direct Cost of Revenues. The decrease in direct cost of revenues is due primarily to the decline in IDT Telecom’s revenues, partially offset by an increase in IDT Capital cost of revenues, as a result of the rapid growth of its retail energy operations and the recent acquisition of our Ethnic Grocery Brands business. As a percentage of total revenues, direct costs decreased from 77.6% in the first quarter of fiscal 2006 to 76.4% in the first quarter of fiscal 2007. This decrease is due primarily to higher gross margins in our calling card and wholesale carrier businesses.

Selling, General and Administrative. The decrease in selling, general and administrative expenses is due primarily to the sale of our U.K.-based Toucan business, cost savings as a result of the integration of Net2Phone within IDT Telecom, lower compensation and other expenses as a result of the cost savings program we initiated in the third quarter of fiscal 2006, and decreased spending on our TúYo Mobile prepaid wireless phone product. We intend, in the second quarter of fiscal 2007, to further reduce the spending in our TúYo Mobile business, as its operations are decreased from their present configuration. The decrease also reflects a reduction of $3.5 million in selling, general and administrative expenses of IDT Spectrum. This overall decrease was partially offset by a $3.5 million increase in selling, general and administrative expenses in IDT Capital, as a result of the growth in our retail energy operations and the recent acquisition of our Ethnic Grocery Brands business. As a percentage of total revenues, selling, general and administrative expenses decreased from 23.9% in the first quarter of fiscal 2006 to 21.8% in the first quarter of fiscal 2007, as selling, general and administrative expenses declined faster than revenues.

Stock-based compensation expense included in selling, general and administrative expense was $1.7 million and $6.8 million in the first quarter of fiscal 2007 and 2006, respectively, and related primarily to the vesting of restricted stock grants.

Restructuring and Impairment Charges. Towards the end of the third quarter of fiscal 2006, we initiated a company-wide cost savings program to better align our infrastructure to our current and anticipated near-term business needs. As of October 31, 2006, this has resulted in the termination of approximately 545 employees, of which more than 270 were customer service related positions at IDT Telecom. These reductions resulted in approximately $5.1 million in severance costs in the first quarter of fiscal 2007. Savings resulting from the restructuring efforts to date are estimated to be approximately $35-$40 million per year.

			Change
Three months ended October 31,	2006	2005	$	%
	(in millions)
Loss from operations	$(15.5)	$(33.1)	$17.6	53.3%
Interest income, net	3.6	2.9	0.7	24.4
Gain on sale of U.K.-based Toucan business	41.8	—	41.8	nm
Other (expense) income, net	(1.8)	1.1	(2.9)	nm
Minority interests	(3.7)	(1.5)	(2.2)	(143.1)
Provision for income taxes	(1.5)	(0.1)	(1.4)	nm

Income (loss) from continuing operations	22.9	(30.7)	53.6	nm
Income from discontinued operations	191.0	2.8	188.2	nm

Net income (loss)	$213.9	$(27.9)	$241.8	nm

nm—not meaningful

Interest. The increase in net interest income is due primarily to higher interest bearing cash and marketable securities average portfolio balances in the first quarter of fiscal 2007. The increase in the cash and marketable securities average portfolio balances is mainly as a result of the cash received from the sale of IDT Entertainment and of our Toucan business.

Other (Expense) Income. Other (expense) income for both the first quarter of fiscal 2007 and first quarter of fiscal 2006 consisted mostly of net realized losses and gains from the sale of marketable securities and investments.

Minority Interests. Minority interests arise mostly from the 49% minority owners of Union Telecard Alliance (“UTA”), our calling card distributor in the United States. In the first quarter of fiscal 2006, minority interests also arose from the average minority ownership of approximately 59.7% of Net2Phone. The year-over-year increase in minority interest expense is primarily due to our acquisition of the minority ownership in Net2Phone in the second and third quarters of fiscal 2006, partially offset by a decrease in the net income of UTA in the first quarter of fiscal 2007.

Income Taxes. Income tax expense results primarily from income generated by our foreign subsidiaries.

Discontinued Operations. Our income from discontinued operations consists of the following:

Three months ended October 31,	2006	2005
	(in millions)
(Loss) income from operations of IDT Entertainment	$(7.1)	$0.9
Provision for income taxes	(0.1)	(2.1)
Gain on sale of IDT Entertainment	198.2	—

Net income (loss) from IDT Entertainment	191.0	(1.2)
Income from operations of Corbina	$—	$4.6
Provision for income taxes	—	(0.6)

Net income from Corbina	—	4.0

Total discontinued operations	$191.0	$2.8

IDT Telecom—Retail Telecommunications Services and Wholesale Telecommunications Services Segments

IDT Telecom operates as two business segments: Retail Telecommunications Services, which includes our Calling Cards, Consumer Phone services, and other retail service offerings, and Wholesale Telecommunications Services. IDT Telecom now also includes the operations of Net2Phone, which was integrated into IDT Telecom in the first quarter of fiscal 2007. Net2Phone’s international reseller sales channel, which represents its largest revenue unit, is now included within the consumer phone services business of the Retail Telecommunications Segment. Net2Phone’s calling card business has been included in the results of our U.S. Calling Card operations within our Retail Telecommunications Services segment, and Net2Phone’s wholesale carrier operations are now included within our Wholesale Telecommunications Services segment. Net2Phone’s business unit known as Cable Telephony, which provides a turnkey telephony solution to small cable operators, has been included in the “Other services” line within our Retail Telecommunications Services segment. Also, in the fourth quarter of fiscal 2006, the Company transferred from IDT Telecom to IDT Capital certain non-telecom new initiatives. To the extent possible, comparative historical results for IDT Capital and IDT Telecom have been reclassified to conform to the current business segment presentation, although these results may not be indicative of the results which would have been achieved had the business segment structure been in effect during those periods.

			Change
Three months ended October 31,	2006	2005	$	%
	(in millions, except revenue-per-minute)
Revenues
Calling cards	$249.5	$300.5	$(51.0)	(17.0)%
Consumer phone services	66.7	80.6	(13.9)	(17.2)
Other services	6.3	1.6	4.7	nm

Total retail telecommunications services	322.5	382.7	(60.2)	(15.7)
Wholesale telecommunications services	139.4	140.8	(1.4)	(1.1)

Total revenues	$461.9	$523.5	$(61.6)	(11.8)%

Minutes of use
Calling cards	3,741	4,416	(675)	(15.3)%
Wholesale telecommunications services	2,002	1,773	229	12.9

Total minutes of use	5,743	6,189	(446)	(7.2)%

Average revenue-per-minute:
Calling cards	$0.0713	$0.0705	$0.0008	1.1%
Wholesale telecommunications services	0.0696	0.0790	(0.0094)	(11.9)

Total average revenue per minute	$0.0707	$0.0730	$(0.0023)	(3.1)%

nm—not meaningful

Revenues. Revenue declines occurred at our U.S. and European calling card businesses, and U.S. consumer phone services business, while our wholesale carrier business revenues remained substantially unchanged. Our total minutes-of-use declined by 7.2%. A decline of 15.3% in minutes-of-use in our calling card business in the United States and Europe was partially offset by a growth of 12.9% in minutes-of-use in our Wholesale Telecommunications Services segment. The decline in calling card minutes-of-use arose largely from the competitive pressures as well as our decision to raise rates on many of our calling cards over the second half of fiscal 2006, continuing through part of the first quarter of fiscal 2007. Revenues of other retail services consist primarily of our TúYo mobile prepaid wireless phone product and cable telephony services.

Average price realization represents the average revenue per minute we recognize on the minutes that we sell within our calling card and wholesale carrier businesses. It excludes minutes of use related to our U.S. consumer phone services business, as the domestic traffic generated by this business is not carried on our network, and the international traffic generated by this business, though carried on our own network, is relatively insignificant.

During the second half of fiscal 2006 and continuing through part of the first quarter of fiscal 2007, we instituted selective price increases on our calling card businesses in the United States and Europe, in an effort to improve gross margins, which has resulted in improved revenue-per-minute price realizations in our calling card business in both the United States and Europe. However, over the last month of Q1 2007, we began instituting selective price decreases on certain cards, in an attempt to regain share in certain markets in both the U.S. and Europe. As a result, for the first quarter as a whole, we experienced lower per-minute price realizations, when compared to the fourth quarter. When compared to the first quarter of fiscal 2006, per-minute price realizations were higher. The 17.0% decline in calling card sales year-over-year occurred primarily in the United States and Europe, partially offset by modest increases in South America and Asia calling card sales. As fiscal 2007 proceeds, we intend to continue adjusting price on our calling cards, given the appropriate opportunities, with the goal of maintaining strong margins, while also recovering certain specific market share.

The customer base for our U.S. bundled, unlimited local and long distance phone services business was approximately 117,000 as of October 31, 2006, compared to 202,000 as of October 31, 2005. We currently offer local service in the following 13 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island, Florida, Georgia and California. In addition, the customer base for long distance-only services was 243,000 as of October 31, 2006, compared to 296,000 as of October 31, 2005. The declines, particularly in our bundled offering, continue to be reflective of our decision to stop marketing the services early in calendar 2005 following the FCC’s abolishment of the UNE-P pricing regime, which has resulted in an increased cost structure and inferior economics for this business. Since then, we have entered into agreements with Verizon, AT&T/SBC and BellSouth granting us access to their respective networks, albeit at higher rates than we paid under the UNE-P system.

Despite these agreements, we have generally not been able to attract new customers at an economically desirable cost, and have therefore significantly reduced the marketing of our bundled phone offering. Consequently, our customer base for this service continued to decline during the first quarter of fiscal 2007, and we expect further declines in the future. As a result of these declines, we made the decision during the third quarter of fiscal 2006 to shut down our Newark call center and eliminated more than 270 customer service positions. Revenues from our U.K.-based Toucan business, which we sold in the first quarter of fiscal 2007, increased as compared to the first quarter of fiscal 2006, due mostly to the growth in our U.K. customer base.

Through our Net2Phone reseller channel, we serviced approximately 49,000 lines as of October 31, 2006, compared to 39,000 as of July 31, 2006.

As a percentage of IDT Telecom’s overall revenues, Retail Telecommunications Services revenues decreased from 73.1% in the first quarter of fiscal 2006 to 69.8% in the first quarter of fiscal 2007, as revenues from our retail businesses declined while our wholesale business remained substantially unchanged. Calling card sales as a percentage of Retail Telecommunications Services revenues decreased to 77.4% in the first quarter of fiscal 2007 from 78.5% in the first quarter of fiscal 2006, and revenues from our consumer phone services as a percentage of Retail Telecommunications Services revenues decreased to 20.7% in the first quarter of fiscal 2007 from 21.1% in the first quarter of fiscal 2006, as a result of increased revenues in other retail services.

The slight decrease in revenues in our Wholesale Telecommunications Services segment was a direct result of lower per-minute price realizations, which was mostly offset by increased traffic volumes. The decrease in average revenue-per-minute in our wholesale carrier business is due primarily to continued competition. As a percentage of IDT Telecom’s total revenues, Wholesale Telecommunications Services revenues increased from 26.9% in the first quarter of fiscal 2006 to 30.2% in the first quarter of fiscal 2007, as revenues from our retail businesses declined at a faster rate than did revenues from our wholesale business.

			Change
Three months ended October 31,	2006	2005	$	%
	(in millions, except cost-per-minute)
Direct cost of revenues
Calling cards	$189.9	$233.6	$(43.7)	(18.7)%
Consumer phone services	40.7	44.0	(3.3)	(7.5)
Other services	5.2	1.5	3.7	nm

Total retail telecommunications services	235.8	279.1	(43.3)	(15.5)
Wholesale telecommunications services	119.9	126.0	(6.1)	(4.8)

Total direct costs of revenues	$355.7	$405.1	$(49.4)	(12.2)%

Average termination cost-per-minute
Calling cards	$0.0556	$0.0570	$(0.0014)	(2.6)%
Wholesale telecommunications services	0.0603	0.0714	(0.0111)	(15.6)

Total average termination cost per minute	$0.0572	$0.0613	$(0.0041)	(6.6)%

nm—not meaningful

Direct Cost of Revenues. The decrease in direct cost of revenues in our calling card and wholesale carrier businesses is due primarily to our lower telecommunications revenues. Direct cost of revenues for consumer phone services decreased due to the decline in our U.S. consumer phone services revenues. Overall, IDT Telecom gross margins increased from 22.6% in the first quarter of fiscal 2006 to 23.0% in the first quarter of fiscal 2007, primarily due to the decrease in average termination cost per minute, which declined at a faster rate than did our average revenues per-minute. Our average termination cost per minute represents our average direct cost for minutes that we buy in order to terminate calls related to our calling card and wholesale carrier businesses. These costs exclude minutes of use related to our consumer phone services business, as its in-network traffic is insignificant. The improved gross margins is also a result of price increases implemented in our calling card business and the shift, within our wholesale carrier business, in product mix towards higher margin products.

Gross margins in our Retail Telecommunications Services segment decreased slightly from 27.1% in the first quarter of fiscal 2006 to 26.9% in the first quarter of fiscal 2007, due to the lower gross margins in our consumer phone services business, partially offset by higher gross margins in our calling card business. Gross margins for consumer phone services for the first quarter of fiscal 2007 were 39.0% compared to gross margins of 45.4% in the first quarter of fiscal 2006, primarily as a result of reduced margins in the U.S. business, due to our less favorable agreement with Verizon to provide network access than under the UNE-P regime, as well as a shift in revenue mix towards our relatively lower margin European business. Gross margins for our calling card business increased from 22.3% in the first quarter of fiscal 2006 to 23.9% in the first quarter of fiscal 2007, as a result of selective price increases instituted during the second half of fiscal 2006, which continued through part of the first quarter of fiscal 2007.

Gross margins in our Wholesale Telecommunications Services segment, increased from 10.5% in the first quarter of fiscal 2006 to 14.0% in the first quarter of fiscal 2007, as a result of lower per-minute termination costs, which declined at a faster rate than did the average revenue per-minute. The improvement in wholesale carrier gross margins also reflects the addition of a number of new, higher-margin customer relationships. Going forward, we believe that revenues for our wholesale carrier business will stabilize in the range of $120-$130 million per quarter, and gross margins in the range of 11%—13%.

			Change
Three months ended October 31,	2006	2005	$	%
	(in millions)
Selling, general and administrative expenses
Retail telecommunications services	$68.6	$86.7	$(18.1)	(20.8)%
Wholesale telecommunications services	15.5	14.5	1.0	6.7

Total selling, general and administrative	$84.1	$101.2	$(17.1)	(16.9)%

Selling, General and Administrative. The decrease in selling, general and administrative expenses in the first quarter of fiscal 2007 is mainly due to lower compensation costs as a result of the cost savings program we initiated in the third quarter of fiscal 2006, cost savings as a result of the integration of Net2Phone with IDT Telecom, decreased spending on our TúYo Mobile prepaid wireless phone product, as well as the sale of our U.K.-based Toucan business. We intend, in the second quarter of fiscal 2007, to further reduce the spending in our TúYo Mobile business, as its operations are decreased from their present configuration. As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses decreased from 19.3% in the first quarter of fiscal 2006, to 18.2% in the first quarter of fiscal 2007, as selling, general and administrative expenses decreased at a faster rate than did our revenues.

Stock-based compensation expense included in selling, general and administrative expenses was $4.9 million and $3.2 million in the first quarter of fiscal 2007 and 2006, respectively, and related primarily to the vesting of restricted stock grants.

			Change
Three months ended October 31,	2006	2005	$	%
	(in millions)
Income (loss) from operations
Retail telecommunications services	$0.9	$1.7	$(0.8)	(45.8)%
Wholesale telecommunications services	(0.9)	(5.1)	4.2	82.6

Total income (loss) from operations	$0.0	$(3.4)	$3.4	nm

nm—not meaningful

IDT Capital

			Change
Three months ended October 31,	2006	2005	$	%
	(in millions)
Revenues
Energy	$36.2	$22.1	$14.1	64.1%
Ethnic Grocery Brands	9.3	—	9.3	nm
Local Media	5.7	4.9	0.8	17.1
All other	9.0	4.6	4.4	96.8

Total revenues	$60.2	$31.6	$28.6	90.8%

nm—not meaningful

Revenues. IDT Energy, which we launched in November 2004, has since experienced significant growth. IDT Energy operates an energy services company, or ESCO, that resells both natural gas and electricity to residential and select small business customers throughout New York State. As of October 31, 2006, our energy subscriber base consisted of approximately 258,000 meters compared to 67,000 meters as of October 31, 2005. We expect to continue aggressively growing this customer base throughout the remainder of fiscal 2007.

We established our Ethnic Grocery Brands, or EGB, operation to distribute ethnic-oriented foods. In March 2006, EGB, which is 90% owned by our 51%-owned calling card distribution subsidiary, UTA, purchased the assets of Vitarroz Corp. for $5.2 million. Vitarroz distributes over 400 ethnic food products. Prior to the acquisition, Vitarroz’s annualized revenues were approximately $32 million.

Our Local Media business unit is primarily comprised of CTM Brochure Display and WMET radio. CTM’s revenues were $5.3 million in the first quarter of fiscal 2007 and $4.7 million in the first quarter of fiscal 2006.

The “All other” category includes IDT Carmel, call center operations, as well as real estate and Hispanic-focused initiatives.

			Change
Three months ended October 31,	2006	2005	$	%
	(in millions)
Direct costs of revenues
Energy	$27.8	$20.5	$7.3	35.8%
Ethnic Grocery Brands	7.4	—	7.4	nm
Local Media	1.5	1.3	0.2	15.7
All other	6.4	3.0	3.4	116.7

Total direct costs of revenues	$43.1	$24.8	$18.3	74.1%

nm—not meaningful

Direct Cost of Revenues. IDT Capital’s gross margins increased from 21.6% in the first quarter of fiscal 2006 to 28.4% in the first quarter of fiscal 2007, primarily as a result of higher than expected margins generated by our energy business in first quarter of fiscal 2007, which benefited from pricing opportunities in the market for electricity. We purchase gas through wholesale suppliers and various utility companies, and electricity through the New York State competitive wholesale market for capacity, energy and ancillary services administrated by the NYISO—New York’s Independent System Operator.

			Change
Three months ended October 31,	2006	2005	$	%
	(in millions)
Selling, general and administrative
Energy	$3.5	$2.0	$1.5	75.7%
Ethnic Grocery Brands	2.2	—	2.2	nm
Local Media	3.5	2.9	0.6	18.3
All other	6.1	6.9	(0.8)	(11.7)

Total selling, general and administrative	$15.3	$11.8	$3.5	29.3%

nm—not meaningful

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation costs, as well as the advertising, promotion and marketing costs of our retail energy business, and sales commissions to independent agents of our retail energy business. As a percentage of IDT Capital’s revenues, selling, general and administrative expenses decreased from 37.4% in the first quarter of fiscal 2006 to 25.3% in the first quarter of fiscal 2007, as the segment’s revenue growth, driven by its retail energy business, was sharply higher than the growth in selling, general and administrative expenses.

			Change
Three months ended October 31,	2006	2005	$	%
	(in millions)
Income (loss) from operations
Energy	$4.9	$(0.4)	$5.3	nm
Ethnic Grocery Brands	(0.3)	—	(0.3)	nm
Local Media	0.4	0.4	0.0	nm
All other	(4.8)	(6.7)	1.9	nm

Total income (loss) from operations	$0.2	$(6.7)	$6.9	nm

nm—not meaningful

Corporate

			Change
Three months ended October 31,	2006	2005	$	%
	(in millions)
General and administrative expenses	$14.0	$16.3	$(2.3)	(13.6)%
Depreciation and amortization	0.6	0.5	0.1	6.6

Loss from operations	$14.6	$16.8	$(2.2)	(12.9)%

Corporate costs include certain services, such as corporate executive compensation, treasury, tax and accounting services, public and investor relations, corporate insurance, legal, business development and other general corporate expenses, as well as depreciation expense on corporate assets. Such corporate costs are not allocable to any specific segment. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

General and Administrative. The decrease in general and administrative expenses is primarily the result of lower compensation costs as a result of the cost savings program we initiated in the third quarter of fiscal 2006. As a percentage of our total consolidated revenues from continuing operations, general and administrative expenses decreased from 2.9% in the first quarter of fiscal 2006 to 2.7% in the first quarter of fiscal 2007, as general and administrative expenses decreased at a faster rate than did our consolidated revenues.

Liquidity and Capital Resources

General

Historically, we have satisfied our cash requirements through a combination of our existing cash and cash equivalents, cash flow from operating activities, proceeds from the sales of marketable securities and investments, sales of equity securities including the exercise of stock options and sales under our employee stock purchase plan, borrowings from third parties, and the monetization of businesses (e.g. Corbina Telecom, IDT Entertainment, and Toucan).

Three months ended October 31,	2006	2005
	(in millions)
Cash flows (used in) provided by
Operating activities	$(17.5)	$(9.0)
Investing activities	186.6	35.6
Financing activities	(9.3)	(26.4)
Effect of exchange rate changes on cash and cash equivalents	0.1	0.0

Increase in cash and cash equivalents from continuing operations	159.9	0.2

Net cash used in discontinued operations	(8.9)	(2.3)

Increase (decrease) in cash and cash equivalents	$151.0	$(2.1)

Operating Activities

As of October 31, 2006, we had cash, cash equivalents and marketable securities of $807.9 million and working capital (current assets less current liabilities) of $557.5 million. Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable, inventories and trade accounts payable.

As of October 31, 2006, our U.S. calling card business has an accrual of $48.4 million relating to various telecom regulatory agency fees, net of $8.7 million, which was paid in the first quarter of fiscal 2007. These regulatory agency fees include: Telecommunications Relay Services Fund (TRS), Federal Communications Commission (FCC) and Universal Service Fund (USF). These charges reflect what we believe at this time to be our liability for all such fees, given the methodologies used by the Universal Service Administration Corporation (USAC) for calculation of USF related fees, in its audit of our U.S. calling card business for calendar years 2000 through 2004, which was completed during fiscal 2006. We have filed an appeal related to the audit findings including the full amount of all assessment charges, and will vigorously contest the methodologies used in calculating these fees. Based upon the methodologies used by USAC, and our projected telecom revenues, traffic and call termination destinations, we believe that our U.S. calling card business could potentially continue to be liable for approximately $2.5 to $3.5 million in all such fees on a going forward quarterly basis.

Towards the end of the third quarter of fiscal 2006, we initiated a company-wide cost savings program to better align our infrastructure to our current and anticipated near-term business needs. As of October 31, 2006, this has resulted in the termination of approximately 545 employees, of which more than 270 were customer service related positions at IDT Telecom. These reductions resulted in approximately $4 million in severance costs in the first quarter of fiscal 2007. Savings resulting from the restructuring efforts to date are estimated to be approximately $35-$40 million per year. As of October 31, 2006 approximately $10.9 million remained accrued for the ultimate payment of these severance costs.

Investing Activities

During the first quarter of fiscal 2007, we purchased marketable securities, net of sales and maturities, in the amount of $103.5 million, compared to net sales and maturities proceeds of $53.7 million during the first quarter of fiscal 2006. Our capital expenditures were $10.1 million in the first quarter of fiscal 2007, compared to $15.3 million in the first quarter of fiscal 2006. These expenditures were mostly to support our international and domestic telecommunications network infrastructure.

We currently anticipate that total capital expenditures for all our divisions for fiscal 2007 will be in the $40 million to $50 million range. This estimate is contingent upon several factors, including, but not limited to, the specific timing of our site build-outs, the specific timing of integration of the IDT network with the Net2Phone network (which may allow for a reduction in traditional circuit-switched capacity requirements), market prices for telecommunications equipment and the availability of such equipment in the distressed asset market. Whereas we have generally adopted a strategy of investing in network expansion as the need arises, our near term focus is on streamlining our global network through the integration and hybridization of the Net2Phone and IDT networks. We expect to fund our capital expenditures with our operating cash flows and cash, cash equivalents and marketable securities balances. From time to time, we will also finance a portion of our capital expenditures through capital leases.

In the first quarter of fiscal 2007, we completed the sale of IDT Entertainment to Liberty Media Corporation for (i) 14.9 million shares of our Class B common stock and Liberty Media’s approximate 4.8% interest in IDT Telecom, (ii) $229.5 million in cash, subject to certain working capital adjustments, for which we accrued $20 million as a payable, pending final settlement (iii) the repayment of $58.7 million of IDT Entertainment’s intercompany payable to IDT and (iv) the assumption, by Liberty Media, of all of IDT Entertainment’s indebtedness. We recorded a gain of $198.2 million on the sale of IDT Entertainment.

In the first quarter of fiscal 2007, we also sold our United Kingdom consumer phone services business, Toucan, to Pipex Communications plc for $38.4 million in cash (including the assumption of inter-company obligations owed to IDT and its subsidiaries) and 43.2 million Pipex ordinary shares, which were subsequently sold for $7.9 million. We recorded a gain of $41.8 million on the sale of Toucan.

Financing Activities

We received approximately $1.1 million in proceeds from the exercise of IDT stock options during the first quarter of fiscal 2007 compared to $0.2 million in proceeds during the first quarter of fiscal 2006. During the first quarter of fiscal 2007, proceeds from borrowings were $1.3 million, compared to $11.0 million in proceeds received in Q1 2006 from a term loan used to finance the cost of two properties housing most of our U.S. telecom network infrastructure. We also repaid capital lease obligations of $5.9 million and $2.9 million during the first quarter of fiscal 2007 and fiscal 2006, respectively. The future minimum payments of principal and interest on our capital lease obligations are $15.0 million, $20.3 million, $11.5 million, $3.1 million, and $0.5 for the remainder of fiscal 2007, fiscal 2008, fiscal 2009, fiscal 2010 and fiscal 2011, respectively. In addition, we distributed to the minority equity holders of our Union Telecard Alliance subsidiary and its consolidated partners $4.2 million and $7.8 million in cash during the first quarter of fiscal 2007 and fiscal 2006, respectively.

In the first quarter of fiscal 2006, we repurchased an aggregate of 2.1 million shares of IDT common stock and Class B common stock for $26.7 million. In June 2006, our Board of Directors authorized a new stock repurchase program for the repurchase of up to an aggregate of 25 million shares of IDT Class B common stock and common stock, without regard to class. As of October 31, 2006, 24.5 million shares remained available under our stock repurchase program. In the first quarter of fiscal 2007, we did not purchase any shares under our stock repurchase program.

In the first quarter of fiscal 2007, we acquired an aggregate of 0.1 million shares of our Class B common stock held by certain of our employees for $0.9 million, to satisfy our employees’ tax withholding obligations in connection with the vesting of restricted stock awards.

During the first quarter of fiscal 2007, we continued to fund our IDT Capital segment, as many of its businesses do not yet generate positive cash flows. We anticipate that IDT Capital will continue to rely on us to fund its cash needs, including operating expenses, capital expenditures, and potential investments and acquisitions.

Changes in Trade Accounts Receivable and Allowance for Doubtful Accounts

Gross trade accounts receivable decreased from $223.5 million at July 31, 2006 to $213.5 million at October 31, 2006, mostly due to the sale of our U.K.-based Toucan business and due to the timing of operating cash receipts. The allowance for doubtful accounts as a percentage of gross trade accounts receivable decreased from 17.2% at July 31, 2006, to 16.2% at October 31, 2006, due primarily to sale of our U.K.-based Toucan business, which had a relatively higher allowance for doubtful accounts, as well as the growth of our retail energy business, which has a significantly lower bad debt risk compared to our other businesses. We generally sell our retail energy receivables to the incumbent utility providers, which in turn pay us at regular intervals. The incumbent utility providers purchase the receivables from us for a fee, usually not more than 1.5% of the receivables value, covering bad debts and collection expenses, thereby limiting our bad debt risk associated with those receivables.

Other Sources and Uses of Resources

We intend to, where appropriate, make strategic acquisitions to expand our telecommunications businesses. These acquisitions could include, but are not limited to, acquisitions of telecommunications equipment, telecommunications network capacity, customer bases or other assets. From time to time, we evaluate potential acquisitions of companies, technologies, products and customer accounts that complement our core telecom businesses. We also intend to make strategic investments and acquisitions to complement and/or expand our IDT Capital segment, which may include the purchase of businesses and/or assets in the energy, local media, ethnic foods and other industries, as well as the purchase of consumer debt businesses and/or portfolios which we are aggressively pursuing. In considering investments and acquisitions, we search for opportunities to profitably grow our existing businesses, to add qualitatively to the range of businesses in the IDT portfolio, to achieve operational synergies and to supplement our existing network through the timely purchase from third parties of necessary equipment. At this time, we cannot guarantee that we will be presented with acquisition opportunities that meet our return on investment (ROI) criteria, or that our efforts to acquire such companies that meet our criteria will be successful.

We believe that, based upon our present business plan, and due to the large balance of cash, cash equivalents and marketable securities we held as of October 31, 2006, our existing cash resources will be sufficient to meet our currently anticipated working capital and capital expenditure requirements, and to fund any potential operating cash flow deficits within any of our segments for at least the next twelve months. If our growth exceeds current expectations or if we acquire the business or assets of another company, we might need to raise additional capital from equity or debt sources. There can be no assurance that we will be able to raise such capital on favorable terms or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our anticipated expansion, which could have a material adverse effect on our business, financial condition and/or results of operations.

Foreign Currency Risk

Revenues from our international operations represented 29.4% and 29.3% of our consolidated revenues for the first quarter of fiscal 2007 and 2006, respectively. A significant portion of these revenues are in denominations other than the U.S. Dollar. Foreign currency exchange risk is mostly mitigated by our ability to offset the majority of these non dollar-denominated revenues with operating expenses that are paid in the same currencies. As such, the net amount of our exposure to foreign currency exchange rate changes is not material.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The Securities and Exchange Commission’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments, such as investments and debt, that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are exposed to market risks from changes in commodity prices. We may hedge market price fluctuations associated with physical purchases and sales of electricity and natural gas by using derivative instruments including futures, forwards, basis swaps, transmission congestion contracts and financial transmission rights contracts. We are exposed to changes in interest rates primarily from our investments in cash equivalents and marketable debt securities. On occasion, we use interest rate derivative instruments and investment strategies to manage our exposure to interest rate changes, such as total return swap agreements, short sale strategies, and repurchase and reverse repurchase agreements. We do not consider our market risk exposure relating to foreign currency exchange to be material, as we generally have sufficient cash outflows based in these currencies to largely offset the cash inflows based in these currencies, thereby creating a natural hedge. In order to mitigate the risk associated with any remaining net foreign exchange exposure, which we experience from time to time, we have, on occasion, entered into foreign exchange hedges. In addition to, but separate from our primary business, we hold a small portion of our total asset portfolio in hedge funds for speculative and strategic purposes. As of October 31, 2006, the carrying value of our investments in such hedge funds was approximately $36.3 million. Investments in hedge funds carry a significant degree of risk, which will depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that hedge fund managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our interests in these funds may go down as well as up and we may not receive, upon redemption, the amounts originally invested.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are more fully described in our Annual Report on Form 10-K for the year ended July 31, 2006. Unless otherwise indicated in this Report, all legal proceedings discussed in that Annual Report remain outstanding.

With respect to the complaint and amended complaint filed by Rates Technology, Inc. against us, on November 30, 2006, the parties entered into a stipulation of dismissal without prejudice of the amended complaint and the counterclaims.

In addition to the foregoing, we are subject to other legal proceedings, which have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurances in this regard, in the opinion of management, such proceedings will not have a material adverse effect on our results of operations, cash flows, or our financial condition.

Item 2. Changes in Securities and Use of Proceeds

This table provides information with respect to purchases by the Company of its shares during the first quarter of fiscal 2007:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
August 1—31, 2006(2)	27,829	$13.58	0	24,584,500

September 1—30, 2006(2)	484	$13.58	0	24,584,500

October 1—31, 2006(2)	35,761	$13.05	0	24,584,500

Total	64,074	$13.29	0

(1)	Under our existing stock repurchase program, approved by our Board of Directors on June 13, 2006, we are authorized to repurchase up to an aggregate of 25 million shares of our Class B common stock and our common stock, without regard to class.
(2)	Consists of shares of Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted stock. Such shares are repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

II-1

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

II-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT CORPORATION

December 11, 2006	By:	/s/ JAMES A. COURTER
James A. Courter Chief Executive Officer and Vice-Chairman (Principal Executive Officer)

December 11, 2006	By:	/s/ MARCELO FISCHER
Marcelo Fischer Chief Financial Officer and Treasurer (Principal Financial Officer)