Form 10-Q
period 2007-01-31
IDT CORP
filed 2007-03-12
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2007

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of March 1, 2007, the registrant had the following shares outstanding:

Common Stock, $.01 par value:	15,178,173 shares outstanding (excluding 9,896,687 treasury shares)
Class A common stock, $.01 par value:	9,816,988 shares outstanding
Class B common stock, $.01 par value:	57,098,580 shares outstanding (excluding 5,663,394 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

IDT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2007	July 31, 2006
	(Unaudited)	(Note 1)
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$340,250	$119,109
Marketable securities	427,704	390,696
Trade accounts receivable, net	183,339	185,125
Other current assets	78,316	106,319
Assets of discontinued operations	—	436,905

Total current assets	1,029,609	1,238,154
Property, plant and equipment, net	273,098	292,152
Goodwill	101,383	105,577
Licenses and other intangibles, net	23,363	27,445
Investments	53,329	51,872
Other assets	47,500	47,639

Total assets	$1,528,282	$1,762,839

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$71,556	$82,327
Accrued expenses	249,397	260,087
Deferred revenue	123,693	134,286
Capital lease obligations—current portion	18,478	18,940
Notes payable—current portion	4,121	4,160
Other current liabilities	5,558	38,152
Liabilities of discontinued operations	—	141,860

Total current liabilities	472,803	679,812
Deferred tax liabilities, net	107,272	107,106
Capital lease obligations—long-term portion	36,260	32,122
Notes payable—long-term portion	89,064	90,370
Other liabilities	8,338	6,850

Total liabilities	713,737	916,260
Minority interests	9,348	43,227
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000,000; no shares issued	—	—
Common stock, $.01 par value; authorized shares—100,000,000; 25,074,860 shares issued at January 31, 2007 and July 31, 2006; 15,178,173 shares outstanding at January 31, 2007 and July 31, 2006	251	251
Class A common stock, $.01 par value; authorized shares—35,000,000; 9,816,988 shares issued and outstanding at January 31, 2007 and July 31, 2006	98	98
Class B common stock, $.01 par value; authorized shares—200,000,000; 62,713,002 and 76,879,179 shares issued at January 31, 2007 and July 31, 2006, respectively; 57,156,692 and 71,402,204 shares outstanding at January 31, 2007 and July 31, 2006, respectively	627	768
Additional paid-in capital	703,741	901,067
Treasury stock, at cost, consisting of 9,896,687 and 9,896,687 shares of common stock and 5,556,310 and 5,476,975 shares of Class B common stock at January 31, 2007 and July 31, 2006, respectively	(221,088)	(220,169)
Accumulated other comprehensive income	14,772	1,496
Retained earnings	306,796	119,841

Total stockholders’ equity	805,197	803,352

Total liabilities and stockholders’ equity	$1,528,282	$1,762,839

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2007	2006	2007	2006
	(In thousands, except per share data)
Revenues	$512,500	$567,257	$1,034,826	$1,123,704
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	411,369	448,891	810,239	880,957
Selling, general and administrative (i)	110,209	152,141	224,020	285,337
Depreciation and amortization	19,943	22,804	39,976	46,282
Restructuring and impairment charges	1,246	729	6,326	1,543

Total costs and expenses	542,767	624,565	1,080,561	1,214,119

Loss from operations	(30,267)	(57,308)	(45,735)	(90,415)
Interest income, net	5,153	2,803	8,756	5,698
Gain on sale of U.K.-based Toucan business	2,918	—	44,671	—
Other income (expense), net	365	3,387	(1,421)	4,533

(Loss) income from continuing operations before minority interests and income taxes	(21,831)	(51,118)	6,271	(80,184)
Minority interests	(2,642)	(6,895)	(6,360)	(8,424)
(Provision for) benefit from income taxes	(2,492)	1,575	(4,026)	1,495

Loss from continuing operations	(26,965)	(56,438)	(4,115)	(87,113)
Discontinued operations, net of tax:
Income (loss) from discontinued operations	—	802	(7,165)	3,553
Gain on sale of discontinued operations	—	—	198,235	—

Total discontinued operations	—	802	191,070	3,553

Net (loss) income	$(26,965)	$(55,636)	$186,955	$(83,560)

Earnings per share:
Basic and diluted:
Loss from continuing operations	$(0.33)	$(0.59)	$(0.05)	$(0.90)
Total discontinued operations	$—	$0.01	$2.30	$0.04

Net (loss) income	$(0.33)	$(0.58)	$2.25	$(0.86)

Weighted-average number of shares used in calculation of basic and diluted earnings per share	80,728	95,858	82,930	97,010

(i) Stock-based compensation included in selling, general and administrative expenses	$2,738	$6,733	$4,451	$13,540

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended January 31,
	2007	2006
	(In thousands)
Net cash used in operating activities	$(44,716)	$(27,904)
Investing activities
Capital expenditures	(16,553)	(28,310)
Repayment (issuance) of notes receivable, net	275	(3,241)
Investments and acquisitions, net of cash acquired	(3,581)	(74,464)
Proceeds from sale of IDT Entertainment, net of cash sold and transaction costs	261,604	—
Proceeds from sale of U.K.-based Toucan business, net of transaction costs	38,380	—
Purchase of debt portfolios	(19,157)	—
Principal collections and proceeds on resale of debt portfolios	6,261	—
Proceeds from sales and maturities of marketable securities	876,041	1,084,433
Purchases of marketable securities	(898,292)	(950,263)

Net cash provided by investing activities	244,978	28,155
Financing activities
Distributions to minority shareholders of subsidiaries	(8,005)	(13,531)
Proceeds from exercises of stock options	4,103	590
Proceeds from employee stock purchase plan	1,075	1,142
Proceeds from borrowings	13,283	11,000
Repayments of capital lease obligations	(10,741)	(9,188)
Repayments of borrowings	(1,345)	(603)
Repurchases of common stock and Class B common stock	(2,476)	(65,298)

Net cash used in financing activities	(4,106)	(75,888)
Discontinued operations
Net cash used in operating activities	(20,261)	(41,573)
Net cash provided by (used in) investing activities	3,847	(19,583)
Net cash provided by financing activities	7,536	15,111

Net cash used in discontinued operations	(8,878)	(46,045)
Effect of exchange rate changes on cash and cash equivalents	1,780	403

Net increase (decrease) in cash and cash equivalents	189,058	(121,279)
Cash and cash equivalents, beginning of period (*)	151,192	171,959

Cash and cash equivalents, end of period	$340,250	$50,680 (*)

Supplemental schedule of non-cash investing and financing activities
Purchases of property, plant and equipment through capital lease obligations	$189	$—

Receipt of the Company’s Class B common stock and IDT Telecom shares as part of the proceeds from the sale of IDT Entertainment	$226,649	$—

Receipt of marketable securities as part of the proceeds from the sale of Toucan	$7,851	$—

(*)	Includes cash and cash equivalents of discontinued operations of $32.1 million, $8.1 million and $12.3 million as of July 31, 2006 and 2005 and January 31, 2006, respectively.

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation. Operating results for the three and six month periods ended January 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2007. The balance sheet at July 31, 2006 has been derived from our audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2006, as filed with the U.S. Securities and Exchange Commission.

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2007 refers to the fiscal year ending July 31, 2007).

Note 2—Sale of IDT Entertainment

In the first quarter of fiscal 2007, the Company completed the sale of IDT Entertainment to Liberty Media Corporation for (i) 14.9 million shares of IDT Class B common stock and Liberty Media’s approximate 4.8% interest in IDT Telecom, (ii) $229.5 million in cash, subject to certain working capital adjustments, for which the Company has accrued $20 million as a payable, pending final settlement, (iii) the repayment of $58.7 million of IDT Entertainment’s intercompany payable to IDT, and (iv) the assumption of all of IDT Entertainment’s other indebtedness. The Company is also eligible to receive additional consideration from Liberty Media based upon any appreciation in the value of IDT Entertainment over the five-year period following the transaction’s close, or such shorter period under specified circumstances, equal to 25% of the excess, if any, of the net equity value of IDT Entertainment over $425 million. The Company retired the 14.9 million shares of its Class B common stock that were received from Liberty Media, and recognized a gain of $198.2 million in connection with the sale.

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

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary Financial Data of Discontinued Operations

Discontinued operations in fiscal 2006 also includes the operations of Corbina Telecom, a Russian telecom business that was sold in March 2006 and met the criteria to be reported as discontinued operations. Revenues, (loss) income before income taxes and net (loss) income of IDT Entertainment and Corbina, which are included in discontinued operations, are as follows:

	Three months ended January 31, 2006	Six months ended January 31,
		2007	2006
	(in thousands)
Revenues:
IDT Entertainment	$48,445	$17,905	$96,587
Corbina	19,142	—	37,652

	67,587	17,905	134,239

(Loss) income before income taxes:
IDT Entertainment	$(1,039)	$(6,995)	$(109)
Corbina	3,829	—	8,430

	2,790	(6,995)	8,321

Net (loss) income:
IDT Entertainment	$(2,213)	$(7,165)	$(3,459)
Corbina	3,015	—	7,012

	$802	$(7,165)	$3,553

Note 3—Sale of Toucan

In the first quarter of fiscal 2007, the Company completed the sale of its United Kingdom-based consumer phone services business, Toucan, to Pipex Communications plc, in exchange for $38.4 million in cash (including the assumption of inter-company obligations owed to IDT and its subsidiaries) and 43.2 million Pipex ordinary shares, which were later sold for $7.9 million.

Toucan was launched in November 2003 and markets local, long distance, broadband, and wireless communications services in the United Kingdom. Pursuant to the terms of the agreement, Pipex assumed Toucan’s existing customer base and those employees supporting its operations. Toucan’s results of operations were historically included in the Company’s Consumer Phone Services segment. The Company has been providing Toucan with termination, call center and other support services, and as a result of such expected revenues from Toucan, the sale did not meet the criteria to be reported as discontinued operations. The Company’s results of operations for the six months ended January 31, 2007 and 2006 included revenues generated by Toucan’s operations of $16.4 million and $29.7 million, respectively, and loss from operations of $2.6 million and $9.6 million, respectively. The Company recognized a gain of $44.7 million in connection with the sale.

Note 4—Purchase of Debt Portfolios

On January 9, 2007, FFPM Carmel Holdings I, LLC, which is 99% owned by IDT Carmel, Inc., a subsidiary of the Company’s IDT Capital division, and 1% owned by First Financial Portfolio Management, Inc. (“FFPM”), committed to purchase 12 monthly forward flow credit card debt portfolios from a major commercial bank. The total investment of the Company will depend on the size of the portfolios provided by the selling bank, to a maximum commitment of $125 million for the 12-monthly portfolios. FFPM is to manage the portfolios, subject

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to IDT Carmel’s approval rights over major decisions. During the six months ended January 31, 2007, the Company purchased $19.2 million of debt portfolios, including $8.4 million of credit card debt through FFPM Carmel Holdings I, and principal collections and proceeds on resale of debt portfolios totaled $6.3 million. The carrying value of the Company’s receivables in the portfolio management and collection business as of January 31, 2007 is $14.3 million, which is included in other current assets in the accompanying consolidated balance sheet.

Note 5—Stock Repurchase Program

In the first half of fiscal 2006, the Company repurchased an aggregate of 5.2 million shares of IDT common stock and Class B common stock for $63.7 million. In June 2006, the Company’s Board of Directors authorized a new stock repurchase program for the repurchase of up to an aggregate of 25 million shares of IDT Class B common stock and common stock, without regard to class. As of January 31, 2007, 24.5 million shares remain available under the Company’s stock repurchase program. In the first half of fiscal 2007, the Company did not purchase any shares under its stock repurchase program.

In the first half of fiscal 2007 and 2006, the Company acquired an aggregate of 0.2 million and 0.1 million shares of its Class B common stock held by certain of its employees for $2.5 million and $1.6 million, respectively, to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted stock. Such shares are repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

Note 6—Earnings Per Share

The Company computes earnings per share under the provisions of Statement of Accounting Standard (“SFAS”) No. 128, Earnings per Share, whereby basic earnings per share is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share, except that the number of shares is increased to include non-vested restricted stock and to assume exercise of potentially dilutive stock options and contingently issuable shares using the treasury stock method, unless the effect of such increase is anti-dilutive. For the three and six months ended January 31, 2007 and 2006, the diluted earnings per share amounts equal basic earnings per share because the Company had losses from continuing operations and the impact of the assumed exercise of stock options and non-vested restricted stock would have been anti-dilutive. Accordingly, the following securities have been excluded from the dilutive earnings per share computation (in thousands):

	At January 31, 2007	At January 31, 2006
Stock options	5,806	15,199
Non-vested restricted stock	992	1,804
Contingently issuable shares	48	5

Total	6,846	17,008

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Comprehensive (Loss) Income

The Company’s comprehensive (loss) income consists of the following (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2007	2006	2007	2006
Net (loss) income	$(26,965)	$(55,636)	$186,955	$(83,560)
Foreign currency translation adjustments	3,140	211	3,589	(274)
Unrealized gains in available-for-sale securities	2,539	6,300	9,688	2,467

Comprehensive (loss) income	$(21,286)	$(49,125)	$200,232	$(81,367)

Note 8—Restructuring and Impairment Charges

The Company’s restructuring and impairment charges consist of the following (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2007	2006	2007	2006
IDT Spectrum	$221	$734	$1,081	$2,104
IDT Telecom	1,391	(5)	5,534	(561)
IDT Capital	(584)	—	(507)	—
Corporate	218	—	218	—

Total	$1,246	$729	$6,326	$1,543

The charges in the three and six months ended January 31, 2007 consist primarily of severance relating to a company-wide cost savings program initiated towards the end of the third quarter of fiscal 2006 and the integration of Net2Phone in the first quarter of fiscal 2007. The program was initiated to better align the Company’s infrastructure to its current business needs. As of January 31, 2007, this phase of the program was substantially completed and resulted in the elimination of approximately 555 employees, of which more than 270 were customer service related.

Note 9—Business Segment Information

The Company has five reportable business segments: Prepaid Products, Consumer Phone Services, Wholesale Telecommunications Services, IDT Capital and IDT Spectrum. The operating results of these business segments are distinguishable and are regularly reviewed by the Company’s chief operating decision maker.

Historically, the Prepaid Products and the Consumer Phone Services segments were both reported in the Retail Telecommunication Services Segment. In addition, the Voice over IP segment, which primarily consists of Net2Phone’s business, was reported as a separate segment through fiscal 2006, after which the business was organizationally integrated into IDT Telecom. As a result, this business is now reported as part of the Prepaid Products, Consumer Phone Services and Wholesale Telecommunications Services segments. Also, in the fourth quarter of fiscal 2006, the Company transferred from IDT Telecom to IDT Capital certain new initiatives that were not telecom related, to better align the management of its businesses. To the extent possible, comparative historical results for IDT Telecom and IDT Capital have been reclassified to conform to the current business segment presentation, although these results may not be indicative of the results which would have been achieved had the business segment structure been in effect during those periods.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Prepaid Products segment markets and sells prepaid and rechargeable calling cards and prepaid wireless phone services. The Consumer Phone Services segment provides consumer local, long distance, voice over Internet protocol, or VoIP, communications services and cable telephony services. The Wholesale Telecommunications Services business segment consists of wholesale carrier services provided to other telecommunications companies, and the Company’s sales channels for all products sold to wholesale customers. The IDT Capital segment includes an Energy Services Company, or ESCO, operating in New York State, an ethnic grocery distribution business, a local media unit, a receivables portfolio management and collection operations and other smaller holdings and operations, including real estate and its newly formed Internet Mobile group. The Company’s Spectrum segment holds its fixed wireless spectrum license assets.

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

	Prepaid Products	Consumer Phone Services	Wholesale Telecommunications Services	IDT Capital	IDT Spectrum	Corporate	Total
Three Months Ended January 31, 2007
Revenues	$241,943	$51,725	$143,653	$74,945	$234	$—	$512,500
Operating (loss) income	(13,895)	3,055	(2,218)	(4,098)	1,642	(14,753)	(30,267)
Restructuring and impairment charges	493	743	155	(584)	221	218	1,246

Three Months Ended January 31, 2006
Revenues	$303,406	$84,352	$133,752	$44,065	$1,682	$—	$567,257
Operating loss	(2,559)	(8,268)	(5,562)	(8,237)	(18,356)	(14,326)	(57,308)
Restructuring and impairment charges	(1)	(4)	—	—	734	—	729

Six Months Ended January 31, 2007
Revenues	$493,382	$122,835	$282,967	$135,171	$472	$—	$1,034,826
Operating (loss) income	(9,474)	(396)	(3,160)	(3,903)	545	(29,347)	(45,735)
Restructuring and impairment charges	1,963	2,958	613	(507)	1,081	218	6,326

Six Months Ended January 31, 2006
Revenues	$604,025	$166,411	$274,557	$75,634	$3,077	$—	$1,123,704
Operating income (loss)	4,495	(13,648)	(10,648)	(14,920)	(24,603)	(31,091)	(90,415)
Restructuring and impairment charges	(151)	(366)	(44)	—	2,104	—	1,543

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Legal Proceedings and Contingencies

Legal proceedings in which the Company is involved are more fully described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2006 and any material developments were disclosed in the Company’s Quarterly Report of Form 10-Q for the three months ended October 31, 2006. There have been no material developments since the end of the prior fiscal quarter. Unless otherwise indicated in the Quarterly Report described above, all legal proceedings discussed in that Annual Report and Quarterly Report remain outstanding.

The Company is subject to other legal proceedings, which have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurances in this regard, in the opinion of the Company’s management, such proceedings will not have a material adverse effect on the Company’s results of operations, cash flows, or its financial condition.

Note 11—Recently Issued Accounting Standards Not Yet Adopted

In February 2007, the Financial Accounting Standard Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new SFAS does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, Fair Value Measurements, and SFAS 107, Disclosures about Fair Value of Financial Instruments. The Company is required to adopt SFAS 159 effective August 1, 2008 and is currently evaluating the impact of SFAS 159 on its consolidated financial statements.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the notes to the condensed consolidated financial statements, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. Such forward-looking statements include, among other things, our plans to develop and market new products and services, improve our financial performance, enter new customer and geographic markets and the possible outcome of our litigation. Such forward-looking statements also include our expectations concerning factors affecting the markets for our products, such as changes in the U.S. and the international regulatory environment and the demand for telecommunications services. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. These risks and uncertainties include, but are not limited to, those risks discussed in this report. In addition to the factors specifically noted in the forward-looking statements, other important factors that could result in those differences include, but are not limited to, the fact that: each of our telecommunications business lines is highly sensitive to declining prices, which may adversely affect our revenues and margins; because our prepaid calling cards generate the bulk of our revenues, our overall profitability is substantially dependent upon continued operational profitability in that area, and we face significant competition; we believe, and have alleged in a recently filed lawsuit seeking an injunction, that some of our competitors in the U.S. prepaid calling card market engage in deceptive business practices, the failure of which to obtain could allow such practices to continue and negatively impact our market share in the U.S. prepaid calling card market, resulting in a further reduction in our revenues and profitability; we may not be able to obtain sufficient or cost-effective termination capacity to particular destinations; our customers, particularly our wholesale carrier customers, could experience financial difficulties which could adversely affect our revenues and profitability if we experience difficulties in collecting our receivables; the termination of our carrier agreements with foreign partners or our inability to enter into carrier agreements in the future could materially and adversely affect our ability to compete in foreign countries, which could reduce our revenues and profits; our revenues will suffer if our distributors and sales representatives, particularly Union Telecard Alliance, LLC, fail to effectively market and distribute our prepaid calling card products and other services; the FCC may change the scope or breadth of calling card services subject to Universal Service Fund and other regulatory fees obligations, which could negatively affect our calling card services; the VoIP business has never been profitable; pricing pressures and increased use of VoIP technology may lessen our competitive pricing advantage; federal and state regulations may be passed that could harm our VoIP businesses; the VoIP business has and plans to increasingly depend on its international operations, which subject it to unpredictable regulatory, economic and political environments; our current strategy with respect to our energy business is based on current conditions and assumptions in the New York State regulatory environment which could change or prove to be incorrect; the ESCO business, and our participation in this market, is relatively new and evolving factors could adversely impact the market and our performance; the receivables comprising the debt portfolios purchased through IDT Carmel are difficult to collect and the actual recovery may vary and be less than expected; our ability to recover on the debt portfolios purchased through IDT

Carmel may decrease in a weak economic cycle; laws, rules, regulations and ordinances may limit our ability to recover and enforce our rights with respect to receivables acquired through IDT Carmel; becoming a party to class action lawsuits and other litigation in the industry could increase our expenses and negatively affect our ability to recover on the debt portfolio purchased through IDT Carmel; our Ethnic Grocery Brands or EGB operation distributes products for human consumption, which involves a number of legal risks associated with product spoilage, product tampering and other adulteration of food products; we have incurred significant losses since our inception, which could cause the trading price of our stock to decline; our growth strategy depends, in part, on our acquiring complementary businesses and assets and expanding our existing operations, which we may be unable to do; our revenues may be adversely affected if we fail to protect our proprietary technology or enhance or develop new technologies; we may be subject to claims of infringement of intellectual property rights of others; federal, state, local and international government regulations may reduce our ability to provide services or make our business less profitable; we may become subject to increased price competition from other carriers due to federal regulatory changes in determining international settlement rates; holders of our Class B common stock have significantly less voting power than holders of our Class A common stock and our common stock; IDT is controlled by its principal stockholder, which limits the ability of other stockholders to affect the management of IDT; and other factors and risks set forth in our Annual Report on Form 10-K for fiscal 2006 and our other filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth herein and the other information set forth from time to time in our reports filed with the United States Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for fiscal 2006.

Overview

General

We are a multinational holding company with operations that span several industries. Through our IDT Telecom subsidiary, we provide telecommunications services and products worldwide to the retail and wholesale markets, including prepaid and rechargeable calling cards, consumer local, long distance, prepaid wireless phone services, voice over Internet protocol, or VoIP, and wholesale carrier services. Our IDT Capital segment, which is primarily engaged in developing and operating new businesses, operates an Energy Services Company, or ESCO, in New York State, an ethnic grocery distribution business, a local media unit, a receivables portfolio management and collection operation and other initiatives. Our IDT Spectrum subsidiary holds our FCC fixed wireless spectrum license assets.

Dispositions

Sale of IDT Entertainment

In the first quarter of fiscal 2007, we completed the sale of our IDT Entertainment segment to Liberty Media Corporation for (i) 14.9 million shares of our Class B common stock and Liberty Media’s approximate 4.8% interest in IDT Telecom, (ii) $229.5 million in cash, subject to certain working capital adjustments, for which we accrued $20 million as a payable, pending final settlement, (iii) the repayment of $58.7 million of IDT Entertainment’s intercompany indebtedness payable to IDT and (iv) the assumption of all of IDT Entertainment’s other indebtedness. We are also eligible to receive additional consideration from Liberty Media based upon any appreciation in the value of IDT Entertainment over the five-year period following the transaction’s close, or such shorter period under specified circumstances, equal to 25% of the excess, if any, of the net equity value of IDT Entertainment over $425 million.

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

The sale met the criteria to be reported as a discontinued operation and, accordingly, IDT Entertainment’s results of operations were reclassified as part of discontinued operations. In the first quarter of fiscal 2007, we recognized a gain of $198.2 million in connection with the sale. Discontinued operations in fiscal 2006 also includes the operations of Corbina Telecom, a Russian telecom business that was sold in March 2006 and met the criteria to be reported as discontinued operations. Revenues, (loss) income before income taxes and net (loss) income of IDT Entertainment and Corbina, which are included in discontinued operations, are as follows:

	Three months ended January 31, 2006	Six months ended January 31,
		2007	2006
	(in thousands)
Revenues:
IDT Entertainment	$48,445	$17,905	$96,587
Corbina	19,142	—	37,652

	67,587	17,905	134,239

(Loss) income before income taxes:
IDT Entertainment	$(1,039)	$(6,995)	$(109)
Corbina	3,829	—	8,430

	2,790	(6,995)	8,321

Net (loss) income:
IDT Entertainment	$(2,213)	$(7,165)	$(3,459)
Corbina	3,015	—	7,012

	$802	$(7,165)	$3,553

Sale of Toucan

In the first quarter of fiscal 2007, we completed the sale of our United Kingdom-based consumer phone services business, Toucan, to Pipex Communications plc, in exchange for $38.4 million in cash (including the assumption of inter-company obligations owed to IDT and its subsidiaries) and 43.2 million Pipex ordinary shares, which were later sold for $7.9 million.

Toucan was launched in November 2003 and markets local, long distance, broadband, and wireless communications services in the United Kingdom. Pursuant to the terms of the agreement, Pipex assumed Toucan’s existing customer base and those employees supporting its operations. Toucan’s historical results of operations were included in our Consumer Phone Services segment. We expect to continue to provide Toucan with termination, call center and other support services, and as a result of such expected revenues from Toucan, the sale did not meet the criteria to be reported as discontinued operations. Our results of operations for the six months ended January 31, 2007 and 2006, included revenues generated by Toucan’s operations of $16.4 million and $29.7 million, respectively, and loss from operations of $2.6 million and $9.6 million, respectively. We recognized a gain of $44.7 million in connection with the sale.

Purchase of Debt Portfolios

On January 9, 2007, FFPM Carmel Holdings I, LLC, which is 99% owned by IDT Carmel, Inc., a subsidiary of our IDT Capital division, and 1% owned by First Financial Portfolio Management, Inc. (“FFPM”), committed to purchase 12 monthly forward flow credit card debt portfolios from a major commercial bank. Our total investment will depend on the size of the portfolios provided by the selling bank, to a maximum commitment of $125 million for the 12-monthly portfolios. FFPM is to manage the portfolios, subject to IDT Carmel’s approval rights over major decisions. During the six months ended January 31, 2007, we purchased $19.2 million of debt portfolios, including $8.4 million of credit card debt through FFPM Carmel Holdings I, and principal collections and proceeds from resale of debt portfolios totaled $6.3 million.

Outlook

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. IDT Telecom’s revenues represented 86.9% of our total revenues from continuing operations in the six months ended January 31, 2007, compared to 93.0% in the six months ended January 31, 2006.

In our IDT Telecom businesses, competitors continue to aggressively price their services. In addition, with particular regard to our calling card business, there has been a gradual shift in demand, away from calling cards and into wireless products, which has further eroded pricing power. In our wholesale markets as well, we have generally had to pass along portions of our per-minute cost savings to our customers, in the form of lower prices.

These trends have impacted our telecom businesses, and as a result, we have generally experienced declines in both our revenues and overall per-minute price realizations. At times, though, we have chosen to raise prices, particularly within our calling card business, in an effort to increase per-minute price realizations, which generally results in a negative impact on minutes volumes, thereby reducing revenue. During the second half of fiscal 2006, and continuing through part of the first quarter of fiscal 2007, we took this approach, and instituted selective price increases on our calling cards in the United States and Europe. As a result, we experienced improved revenue-per-minute price realizations, which resulted in declines in minutes-of-use and overall revenues. However, in October 2006, we began instituting selective price decreases on certain cards, in an attempt to regain share in certain markets in both the U.S. and Europe. Despite this strategy our revenues continued to deteriorate in the second quarter of fiscal 2007 and our gross margins declined.

In the second quarter of fiscal 2007, the global calling card business carried 3.66 billion minutes as compared to 4.63 billion minutes in the second quarter one year ago. The declines in minutes predominantly in our U.S. calling card business, occurred despite the implementation of price cuts to several destinations, which began towards the end of the first quarter. Historically, there has been an inverse relationship between pricing and volumes. However, during the second quarter, we did not experience an increase in minutes-of-use or sales of new cards, despite our more aggressive pricing.

The breakdown in this price/volume relationship in our U.S. calling card business and a concurrent analysis of our major markets, led us to investigate the cards of our major competitors and discover that they were significantly overstating the number of minutes to be delivered by their cards. Accordingly, on March 8, 2007, we filed a civil anti-fraud action in the federal district court in Newark, New Jersey, claiming that these competitors have been misleading calling card customers, and as a result, negatively impacting our market share, resulting in a reduction of our gross revenues and profits. We are uncertain, even with the potential of fair competition, whether we will be able to regain revenues lost over the past number of quarters.

The organizational integration into IDT Telecom of the Voice over IP business, which through fiscal 2006 was reported as a separate segment, began to take form during the first quarter of fiscal 2007, and, as such, the Voice over IP business is now reported as part of the Prepaid Products, Consumer Phone Services and Wholesale Telecommunications Services business segments for all periods presented. Under the Net2Phone brand name we continue to sell VoIP communications products and services to resellers, consumers and cable operators worldwide.

IDT Capital, our incubator division, has been a growing contributor to company-wide revenues as its new business initiatives have developed. IDT Capital presently consists primarily of IDT Energy, Ethnic Grocery Brands, IDT Local Media (which is primarily comprised of CTM Brochure Display and WMET radio), IDT Carmel (which is our portfolio management and collections operations), IDT Global Services (which is primarily comprised of our call center operations), and other smaller holdings and operations, including real estate and our newly formed Internet Mobile group. During the six months ended January 31, 2007, IDT Capital generated revenues of $135.2 million compared to $75.6 million in the six months ended January 31, 2006, primarily from our IDT Energy and Ethnic Grocery Brands businesses. In the next 12 months, we expect to see continued growth in IDT Capital and particularly in the IDT Energy and IDT Carmel businesses.

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

Three and Six Months Ended January 31, 2007 Compared to Three and Six Months Ended January 31, 2006

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, income and expense line items below income (loss) from operations are discussed only on a total IDT consolidated basis.

Consolidated

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2007	2006	$	%	2007	2006	$	%
	(in millions)
Revenues
IDT Telecom	$437.3	$521.5	$(84.2)	(16.1)%	$899.2	$1,045.0	$(145.8)	(14.0)%
IDT Capital	75.0	44.1	30.9	70.1	135.1	75.6	59.5	78.7
IDT Spectrum	0.2	1.7	(1.5)	(86.1)	0.5	3.1	(2.6)	(84.7)

Total revenues	$512.5	$567.3	$(54.8)	(9.7)%	$1,034.8	$1,123.7	$(88.9)	(7.9)%

Revenues. The decrease in consolidated revenues in the three and six months ended January 31, 2007 compared to the similar periods in fiscal 2006 is mainly due to a decline in IDT Telecom revenues, partially offset by an increase in IDT Capital revenues. The decrease in IDT Telecom revenues of $84.2 million and $145.8 million in the three and six months ended January 31, 2007, respectively, resulted primarily from lower calling card sales in both the United States and in Europe, the decline in Consumer Phone Services revenues in the United States, and the sale of our United Kingdom-based consumer phone services business. IDT Telecom minutes of use declined 10.3% (excluding minutes related to our Consumer Phone Services business, as the portion of such minute traffic carried in our network is insignificant), from 6.495 billion in the second quarter of fiscal 2006 to 5.826 billion in the second quarter of fiscal 2007, and 8.8% from 12.700 billion in the first half of fiscal 2006 to 11.584 billion in the first half of fiscal 2007. The increase in IDT Capital revenues in the three and six months ended January 31, 2007 compared to the similar periods in fiscal 2006 was driven by the significant growth in the customer base of IDT Energy and the acquisition of our Ethnic Grocery Brands business in March 2006.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2007	2006	$	%	2007	2006	$	%
	(in millions)
Costs and expenses
Direct cost of revenues	$411.4	$448.9	$(37.5)	(8.4)%	$810.3	$881.0	$(70.7)	(8.0)%
Selling, general and administrative	110.2	152.2	(42.0)	(27.6)	224.0	285.3	(61.3)	(21.5)
Depreciation and amortization	20.0	22.8	(2.8)	(12.5)	40.0	46.3	(6.3)	(13.6)
Restructuring and impairment charges	1.2	0.7	0.5	70.9	6.3	1.5	4.8	nm

Total costs and expenses	$542.8	$624.6	$(81.8)	(13.1)%	$1,080.6	$1,214.1	$(133.5)	(11.0)%

nm—not meaningful

Direct Cost of Revenues. The decrease in direct cost of revenues in the three and six months ended January 31, 2007 compared to the similar periods in fiscal 2006 is due primarily to the decline in IDT Telecom’s revenues, partially offset by an increase in IDT Capital cost of revenues, as a result of the rapid growth of its retail energy operations and the acquisition of our Ethnic Grocery Brands business in March 2006. As a percentage of total revenues, direct costs increased to 80.3% in the three months ended January 31, 2007, compared to 79.1% in the three months ended January 31, 2006, due primarily to lower gross margins in our calling card business, partially offset by higher gross margins in IDT Capital. On a year to date basis, direct costs as a percentage of total revenues decreased slightly to 78.3% in the six months ended January 31, 2007, compared to 78.4% in the six months ended January 31, 2006, as the higher gross margins in IDT Capital outweighed the effects of the lower gross margin in our calling card business.

Selling, General and Administrative. The decrease in selling, general and administrative expenses in the three and six months ended January 31, 2007 compared to the similar periods in fiscal 2006 was due primarily to the sale of our U.K.-based consumer phone services business, cost savings resulting from the integration of Net2Phone within IDT Telecom, and lower compensation and other expenses as a result of the cost savings program we initiated in the third quarter of fiscal 2006. The decreases also reflect a reduction of $16.8 million and $20.4 million in selling, general and administrative expenses for IDT Spectrum in the three and six months ended January 31, 2007, respectively, compared to the similar periods in fiscal 2006, primarily as a result of a $10.0 million settlement reached with Lucent in the second quarter of fiscal 2006. This overall decrease was partially offset by an increase of $5.1 million and $8.5 million in selling, general and administrative expenses in IDT Capital in the three and six months ended January 31, 2007, respectively, compared to the similar periods in fiscal 2006, primarily our growth in our retail energy operations and the addition of our Ethnic Grocery Brands and IDT Carmel businesses. As a percentage of total revenues, selling, general and administrative expenses decreased from 26.8% and 25.4% in the three and six months ended January 31, 2006, respectively, to 21.5% and 21.6% in the three and six months ended January 31, 2007, respectively, as selling, general and administrative expenses declined faster than did total revenues.

Stock-based compensation expense included in selling, general and administrative expense, primarily relating to the vesting of restricted stock grants, was $2.7 million and $4.5 million in the three and six months ended January 31, 2007, respectively, compared to $6.7 million and $13.5 million in the three and six months ended January 31, 2006, respectively.

Restructuring and Impairment Charges. Towards the end of the third quarter of fiscal 2006, we initiated a company-wide cost savings program designed to better align our infrastructure to our current and anticipated near-term business needs. As of January 31, 2007, this phase of the program was substantially completed and resulted in the termination of approximately 555 employees, of which more than 270 were customer service related positions. These reductions resulted in approximately $1.2 million and $6.3 million in severance costs in the three and six months ended January 31, 2007, respectively.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2007	2006	$	%	2007	2006	$	%
	(in millions)
Loss from operations	$(30.3)	$(57.3)	$27.0	47.2%	$(45.7)	$(90.4)	$44.7	49.4%
Interest income, net	5.1	2.8	2.3	83.8	8.7	5.7	3.0	53.7
Gain on sale of U.K.-based Toucan business	2.9	—	2.9	nm	44.7	—	44.7	nm
Other income (expense), net	0.4	3.4	(3.0)	nm	(1.4)	4.5	(5.9)	nm
Minority interests	(2.6)	(6.9)	4.3	nm	(6.4)	(8.4)	2.0	24.5
(Provision for) benefit from income taxes	(2.5)	1.6	(4.1)	nm	(4.0)	1.5	(5.5)	nm

Loss from continuing operations	(27.0)	(56.4)	29.4	nm	(4.1)	(87.1)	83.0	nm
Income from discontinued operations	—	0.8	(0.8)	nm	191.0	3.5	187.5	nm

Net (loss) income	$(27.0)	$(55.6)	$28.6	nm	$186.9	$(83.6)	$270.5	nm

nm—not meaningful

Interest. The increase in net interest income in the three and six months ended January 31, 2007 compared to the similar periods in fiscal 2006 is due primarily to higher cash and marketable securities average portfolio balances. The increase in the cash and marketable securities average portfolio balances is mainly as a result of the cash received from the sale of IDT Entertainment and of our U.K.-based Toucan business.

Other Income (Expense). Other income (expense) for both the three and six months ended January 31, 2007 and for the three and six months ended January 31, 2006 consisted mostly of net realized losses and gains from the sale of marketable securities and investments.

Minority Interests. Minority interests arise mostly from the 49% minority owners of Union Telecard Alliance (“UTA”), our calling card distributor in the United States. In the three and six months ended January 31, 2006, minority interests also arose from the average minority ownership of Net2Phone of approximately 45.5% and 52.6%, respectively. The year-over-year decrease in minority interest expense for both the three and six months periods is primarily due to a decrease in the net income of UTA in the three and six months ended January 31, 2007 compared to the similar periods in fiscal 2006, partially offset by our acquisition of the entire minority ownership in Net2Phone in the second and third quarters of fiscal 2006.

Income Taxes. Income tax expense results primarily from income generated by our foreign subsidiaries, which can not be offset against losses generated in the United States.

Discontinued Operations. Our income from discontinued operations consists of the following:

	Three months ended January 31, 2006	Six months ended January 31,
		2007	2006
	(in millions)
Loss from operations of IDT Entertainment	$(1.0)	$(7.0)	$(0.1)
Provision for income taxes	(1.2)	(0.1)	(3.4)
Gain on sale of IDT Entertainment	—	198.2	—

Net (loss) income from IDT Entertainment	(2.2)	191.0	(3.5)

Income from operations of Corbina	$3.8	$—	$8.4
Provision for income taxes	(0.8)	—	(1.4)

Net income from Corbina	3.0	—	7.0

Total discontinued operations	$0.8	$191.0	$3.5

IDT Telecom—Prepaid Products, Consumer Phone Services and Wholesale Telecommunications Services Segments

IDT Telecom operates as three business segments: Prepaid Products, Consumer Phone Services and Wholesale Telecommunications Services. Historically, the Prepaid Products and the Consumer Phone Services segments were both reported in the Retail Telecommunications segment. In addition, IDT Telecom now also includes the operations of Net2Phone, which were integrated into IDT Telecom in the first quarter of fiscal 2007. Net2Phone’s international reseller sales channel, which represented its largest revenue unit, and Net2Phone’s Cable Telephony business unit, which provides turnkey telephony solutions to small cable operators, are now included within the Consumer Phone Services segment. Net2Phone’s calling card business has been included in the results of our Prepaid Products segment, and Net2Phone’s wholesale carrier operations are now included within our Wholesale Telecommunications Services segment. Also, in the fourth quarter of fiscal 2006, the Company transferred from IDT Telecom to IDT Capital certain new initiatives that were not telecom related. To the extent possible, comparative historical results for IDT Capital and IDT Telecom have been reclassified to conform to the current business segment presentation, although these results may not be indicative of the results which would have been achieved had the business segment structure been in effect during those periods.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2007	2006	$	%	2007	2006	$	%
	(in millions, except revenue-per-minute)
Revenues:
Prepaid Products	$241.9	$303.4	$(61.5)	(20.3)%	$493.4	$604.0	$(110.6)	(18.3)%
Consumer Phone Services	51.7	84.4	(32.7)	(38.7)	122.8	166.4	(43.6)	(26.2)
Wholesale Telecommunications Services	143.7	133.7	10.0	7.4	283.0	274.6	8.4	3.1

Total revenues	$437.3	$521.5	(84.2)	(16.1)%	899.2	1,045.0	(145.8)	(14.0)%

Minutes of use:
Prepaid Products	3,662	4,628	(966)	(20.9)%	7,440	9,060	(1,620)	(17.9)%
Wholesale Telecommunications Services	2,164	1,867	297	15.9	4,144	3,640	504	13.9

Total minutes of use	5,826	6,495	(669)	(10.3)%	11,584	12,700	(1,116)	(8.8)%

Average revenue-per-minute:
Prepaid Products	$0.0699	$0.0684	$0.0015	2.2%	$0.0702	$0.0693	$0.0009	1.2%
Wholesale Telecommunications Services	0.0664	0.0711	(0.0047)	(6.6)	0.0683	0.0749	(0.0067)	(8.9)

Total average revenue per minute	$0.0686	$0.0692	$(0.0006)	(0.8)%	$0.0695	$0.0709	$(0.0014)	(2.0)%

Revenues. Revenue declines, in both the three and six months ended January 31, 2007 compared to the similar periods in fiscal 2006, occurred in our U.S. and European calling card businesses, and U.S. Consumer Phone Services business. Partially offsetting these declines was an increase in our Wholesale Carrier business revenues. Revenues also declined as a result of the sale of our U.K.-based Toucan consumer phone services business, which was consummated in the first quarter of fiscal 2007.

Total minutes-of-use, which is the primary driver of revenues, declined by 10.3% and 8.8% in the three and six months ended January 31, 2007, respectively, when compared to the similar periods in fiscal 2006. Comprising this decline was a drop of 20.9% and 17.9%, respectively, in minutes-of-use in our calling cards in the United States and Europe in the three and six months ended January 31, 2007, partially offset by growth of 15.9% and 13.9% respectively, in minutes-of-use in our Wholesale Telecommunications Services segment. The decline in calling card minutes-of-use, in the three months ended January 31, 2007, arose largely from competitive pressures. The decline in calling card minutes-of-use, in the six months ended January 31, 2007, arose as a result of competitive pressures and our decision to raise rates on many of our calling cards over the second half of fiscal 2006 through part of the first quarter of fiscal 2007.

Average price realization represents the average revenue per minute we recognize on the minutes we sell within our Prepaid Products and Wholesale Telecommunications Services businesses. It excludes minutes of use related to our U.S. Consumer Phone Services business, as the domestic traffic generated by this business is not carried on our network, and the international traffic generated by this business, though carried on our own network, is relatively insignificant.

During the second half of fiscal 2006 and continuing through part of the first quarter of fiscal 2007, we instituted selective price increases on our calling cards in the United States and Europe, in an effort to improve gross margins. However, in October 2006, we began instituting selective price decreases on certain cards, in an attempt to regain market share in both the U.S. and Europe. For the first half of fiscal 2007 as a whole, we experienced slightly higher per-minute price realizations, when compared to the first half of fiscal 2006. The 18.3% year-over-year decline in calling card sales was primarily driven by lower sales in the United States and Europe, partially offset by modest increases in South America calling card sales. As fiscal 2007 proceeds, we intend to continue adjusting price on our calling cards, given the appropriate opportunities, with the goal of maximizing sustainable free cash flow from the business in the long run. Given the current competitive landscape, we are uncertain whether we will be able to recapture lost market share in the future.

The customer base for our U.S. bundled, unlimited local and long distance phone services business was approximately 106,600 as of January 31, 2007, compared to 188,000 as of January 31, 2006. We currently offer local service in the following 13 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island, Florida, Georgia and California. In addition, the customer base for long distance-only services was 231,250 as of January 31, 2007, compared to 278,000 as of January 31, 2006. The declines, particularly in our bundled offering, are reflective of our decision to stop marketing the service following the FCC’s abolishment of the UNE-P pricing regime in calendar 2005, which has resulted in an increased cost structure and inferior economics for this business. Through our Net2Phone reseller channel, we serviced approximately 57,300 lines as of January 31, 2007, compared to 39,000 as of July 31, 2006.

As a percentage of IDT Telecom’s overall revenues, Prepaid Products revenues decreased from 57.8% in the first half of fiscal 2006 to 54.9% in the first half of fiscal 2007, Consumer Phone Services revenues decreased from 15.9% in the first half of fiscal 2006 to 13.7% in the first half of fiscal 2007, and Wholesale Telecommunications Services revenues increased from 26.3% in the first half of fiscal 2006 to 31.5% in the first half of fiscal 2007.

The increase in revenues in our Wholesale Telecommunications Services segment in both the three and six months ended January 31, 2007 was a direct result of increased traffic volumes, which was partially offset by lower per-minute price realizations. The decrease in average revenue-per-minute in our Wholesale Carrier business was due primarily to continued competition.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2007	2006	$	%	2007	2006	$	%
	(in millions, except revenue-per-minute)
Direct cost of revenues
Prepaid Products	$199.3	$242.5	$(43.2)	(17.8)%	$391.9	$476.2	$(84.3)	(17.7)%
Consumer Phone Services	28.7	48.4	(19.7)	(40.8)	71.9	93.7	(21.8)	(23.3)
Wholesale Telecommunications Services	125.5	118.2	7.3	6.2	245.4	244.2	1.2	0.5

Direct cost of revenues	$353.5	$409.1	$(55.6)	(13.6)%	$709.2	$814.1	$(104.9)	(12.9)%

Average termination cost-per-minute
Prepaid Products	$0.0588	$0.0566	$0.0022	3.9%	$0.0571	$0.0568	$0.0003	0.5%
Wholesale Telecommunications Services	0.0582	0.0628	(0.0046)	(7.3)	0.0592	0.0670	(0.0078)	(11.6)

Total average termination cost- per-minute	$0.0586	$0.0585	$0.0001	0.2%	$0.0579	$0.0598	$(0.0019)	(3.2)%

Direct Cost of Revenues. The decrease in direct cost of revenues in both the three and six months ended January 31, 2007 compared to the similar periods in fiscal 2006 in our Prepaid Products and Consumer Phone Services businesses is due primarily to our lower revenues. Direct cost of revenues for Wholesale Telecommunication Services increased due to the increased traffic volumes in that business segment.

Overall, IDT Telecom gross margins decreased from 21.6% in the second quarter of fiscal 2006 to 19.2% in the second quarter of fiscal 2007 and from 22.1% in the first half of fiscal 2006 to 21.1% in the first half of fiscal 2007, primarily due to lower average revenues per minute, which declined at a faster rate than did our average termination cost per-minute. Our average termination cost per minute represents our average direct cost for minutes that we buy in order to terminate calls related to our Prepaid Products and Wholesale Carrier businesses. These costs exclude minutes of use related to our Consumer Phone Services business, as its on-network traffic is insignificant.

Gross margins in our Prepaid Products segment decreased from 20.1% in the second quarter of fiscal 2006 and 21.2% in the first half of fiscal 2006 to 17.6% in the second quarter of fiscal 2007 and 20.6% in the first half of fiscal 2007. These declines resulted from lower pricing during the period overall, as well as higher discounts given to our distributors, in an effort to increase card sales. Historically, there has been an inverse relationship between gross margin and calling card sales. During the first half of fiscal 2007, we both raised and lowered rates, resulting in slightly higher average revenues per-minute for the period overall, however, the cost per-minute increased at a higher rate, resulting in lower gross margins.

Gross margins for the Consumer Phone Services segment increased from 42.6% in the second quarter of fiscal 2006 to 44.6% in the second quarter of fiscal 2007, primarily as a result of the sale of our U.K.-based consumer phone services business, which had a relatively lower margin. In addition, during December 2006, we implemented an additional monthly fee for customers on paper billing. Gross margins for the Consumer Phone Services segment decreased from 43.7% in the first half of fiscal 2006 to 41.5% in the first half of fiscal 2007, primarily as a result of the increased cost structure and inferior economics for this business as a result of the FCC’s abolishment of the UNE-P pricing regime in calendar 2005.

Gross margins in our Wholesale Telecommunications Services segment increased from 11.6% in the second quarter of fiscal 2006 and 11.1% in the first half of fiscal 2006 to 12.6% in the second quarter of fiscal 2007 and 13.3% in the first half of fiscal 2007, as a result of lower per-minute termination costs. The improvement in Wholesale Carrier gross margins also reflects the addition of a number of new, higher-margin customer relationships. Going forward, we believe Wholesale Carrier gross margins will more closely resemble the levels established in fiscal 2006.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2007	2006	$	%	2007	2006	$	%
	(in millions)
Selling, general and administrative expenses
Prepaid Products	$44.9	$50.4	$(5.5)	(10.8)%	$86.6	$96.7	$(10.1)	(10.4)%
Consumer Phone Services	17.0	42.0	(25.0)	(59.4)	44.0	82.3	(38.3)	(46.6)
Wholesale Telecommunications Services	15.8	16.0	(0.2)	(1.4)	31.2	30.5	0.7	2.5

Total selling, general and administrative	$77.7	$108.4	$(30.7)	(28.3)%	$161.8	$209.5	$(47.7)	(22.8)%

Selling, General and Administrative. The decrease in selling, general and administrative expenses in both the three and six months ended January 31, 2007 compared to the similar periods in fiscal 2006 was mainly due to the sale of our U.K.-based consumer phone services business, lower compensation costs as a result of the cost savings program we initiated in the third quarter of fiscal 2006, and cost savings as a result of the integration of Net2Phone with IDT Telecom. As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses decreased from 20.8% and 20.1% in the three and six months ended January 31, 2006, respectively, to 17.8% and 18.0% in the three and six months ended January 31, 2007, respectively, as selling, general and administrative expenses decreased at a faster rate than did our revenues. The sharp decline in selling, general and administrative expenses in our Consumer Phone Services segment in the three and six months ended January 31, 2007 is mainly as a result of the sale of our U.K.-based consumer phone services business during the first quarter of fiscal 2007.

Stock-based compensation expense included in selling, general and administrative expenses, relating primarily to the vesting of restricted stock grants, was $1.3 million and $2.3 million in the three and six months ended January 31, 2007, respectively, compared to $4.2 million and $8.8 million in the three and six months ended January 31, 2006, respectively.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2007	2006	$	%	2007	2006	$	%
	(in millions)
Income (loss) from operations
Prepaid Products	$(13.9)	$(2.5)	$(11.4)	nm	$(9.5)	$4.5	$(14.0)	nm
Consumer Phone Services	3.0	(8.3)	11.3	nm	(0.4)	(13.6)	13.2	97.1%
Wholesale Telecommunications Services	(2.2)	(5.6)	3.4	60.1%	(3.1)	(10.7)	7.6	70.3

Total income (loss) from operations	$(13.1)	$(16.4)	$3.3	20.3%	$(13.0)	$(19.8)	$6.8	34.2%

nm—not meaningful

IDT Capital

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2007	2006	$	%	2007	2006	$	%
	(in millions)
Revenues
Energy	$51.9	$33.9	$18.0	53.2%	$88.2	$56.0	$32.2	57.5%
Ethnic Grocery Brands	9.3	—	9.3	nm	18.5	—	18.5	nm
Local Media	5.2	4.3	0.9	21.6	11.0	9.2	1.8	19.2
Other	8.5	5.9	2.6	44.4	17.5	10.5	7.0	67.3

Total revenues	$74.9	$44.1	$30.8	70.1%	$135.2	$75.7	$59.5	78.7%

nm—not meaningful

Revenues. IDT Energy operates an energy services company, or ESCO, that resells both natural gas and electricity to residential and select small business customers throughout New York State. IDT Energy’s revenues consist of electricity sales of $23.6 million and $52.3 million for the three and six months ended January 31, 2007 compared to $10.5 million and $25.5 million for the same periods in fiscal 2006, and natural gas sales of $28.4 million and $35.9 million for the three and six months ended January 31, 2007 compared to $23.4 million and $30.5 million for the same periods in fiscal 2006. For the three and six month periods in fiscal 2007, we had higher electricity and gas revenues as a result of increased consumption by our larger consumer base.

As of January 31, 2007, our energy subscriber base consisted of approximately 271,000 meters compared to 132,000 meters as of January 31, 2006. We expect to continue growing this customer base throughout the remainder of fiscal 2007. During the second fiscal quarter we continued investing in our forecasting and load management systems, which should increase our ability to capitalize on market pricing opportunities, as well as manage our natural gas costs more effectively, going forward.

Our Ethnic Grocery Brands, or EGB, operation focuses on distributing ethnic-oriented foods. In March 2006, EGB, which is 90% owned by our 51%-owned calling card distribution subsidiary, UTA, purchased the assets of Vitarroz Corp. Vitarroz distributes over 400 ethnic food products. Prior to the acquisition, Vitarroz’s annualized revenues were approximately $32 million. During the first quarter of fiscal 2007, EGB signed agreements to represent several other brands of ethnic food products. During the second quarter, EGB began implementation of an Enterprise Resource Planning (ERP) system, as well as a plan to reduce the number of Stock Keeping Units (SKUs) carried, both of which to enhance its inventory control and fulfillment process as well as to incorporate certain of EGB’s processes into an integrated system. We also anticipate that EGB will move to a larger warehouse facility during the third quarter to further enhance its inventory fulfillment process.

Our Local Media business unit is primarily comprised of CTM Brochure Display and WMET radio. CTM’s revenues were $4.3 million in the second quarter of fiscal 2007, $4.1 million in the second quarter of fiscal 2006, $9.6 million in the first half of fiscal 2007, and $8.8 million in the first half of fiscal 2006.

The “Other” category includes IDT Carmel (which is our portfolio management and collections operations), IDT Global (which is our call center operations), and other smaller holdings and operations, including real estate and our newly formed Internet Mobile group.

IDT Carmel purchases consumer receivables from credit card banks, utilities and others, at a discount to face value, and then seeks to collect these debts. The receivables management and collections business has matured significantly over the past several years and today the competitive landscape includes a number of public companies, as well as many hundreds of other smaller operators, focused on specific niches within the market.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2007	2006	$	%	2007	2006	$	%
	(in millions)
Direct costs of revenues
Energy	$44.8	$32.4	$12.4	38.4%	$72.6	$52.8	$19.8	37.4%
Ethnic Grocery Brands	7.5	—	7.5	nm	14.9	—	14.9	nm
Local Media	1.4	1.3	0.1	7.9	2.9	2.6	0.3	11.9
Other	5.8	3.7	2.1	57.1	12.3	6.7	5.6	83.5

Total direct costs of revenues	$59.5	$37.4	$22.1	59.3%	$102.7	$62.1	$40.5	65.2%

nm—not meaningful

Direct Cost of Revenues. IDT Capital’s gross margins increased from 15.2% in the second quarter of fiscal 2006 and 17.9% in the first half of fiscal 2006 to 20.6% in the second quarter of fiscal 2007 and 24.1% in the first half of fiscal 2007, primarily as a result of higher than expected margins in our energy business in the first half of fiscal 2007, which benefited primarily from pricing opportunities in the electricity market. We purchase natural gas through wholesale suppliers and various utility companies, and electricity through the New York State competitive wholesale market for capacity, energy and ancillary services administrated by the NYISO—New York’s Independent System Operator.

IDT Energy’s direct cost of revenues consist of electricity cost of $20.0 million and $41.1 million for the three and six months ended January 31, 2007 compared to $10.3 million and $24.3 million for the same periods in fiscal 2006, and cost of natural gas of $24.8 million and $31.5 million for the three and six months ended January 31, 2007 compared to $22.1 million and $28.6 million for the three and six months ended January 31, 2006.

Gross margins in IDT Energy for the three and six months ended January 31, 2007 were 13.7% and 17.6% compared to 4.5% and 5.6% in the comparable periods in fiscal 2006. Comprising these figures were gross margins on electricity sales for the three and six months ended January 31, 2007 of 14.9% and 21.4% compared to 1.7% and 4.7% in fiscal 2006 and gross margins on natural gas sales for the three and six months ended January 31, 2007 of 12.7% and 12.1% compared to 5.8% and 6.3% in fiscal 2006. The improved margins are primarily a result of market pricing opportunities that we have been able to take advantage of during fiscal 2007. We do not believe such margins to be sustainable, and fully anticipate over a longer cycle, that gross margins will fall closer to the 5-6% range we budget for in this business.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2007	2006	$	%	2007	2006	$	%
	(in millions)
Selling, general and administrative
Energy	$3.5	$1.8	$1.7	89.9%	$7.0	$3.8	$3.2	82.5%
Ethnic Grocery Brands	3.1	—	3.1	nm	5.3	—	5.3	nm
Local Media	4.2	3.3	0.9	28.6	7.7	6.2	1.5	23.8
Other	7.7	8.3	(0.6)	(7.6)	13.7	15.2	(1.5)	(9.5)

Total selling, general and administrative	$18.5	$13.4	$5.1	37.7%	$33.7	$25.2	$8.5	33.8%

nm—not meaningful

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation costs, as well as the advertising, promotion, marketing and sales commissions to independent agents of our retail energy business. As a percentage of IDT Capital’s revenues, selling, general and administrative expenses decreased from 30.5% and 33.4% in the three and six months ended January 31, 2006, respectively, to 24.7% and 25.0% in the three and six months ended January 31, 2007, respectively, as the segment’s revenue growth, driven by its retail energy business, was higher than the growth in selling, general and administrative expenses.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2007	2006	$	%	2007	2006	$	%
	(in millions)
Income (loss) from operations
Energy	$3.6	$(0.3)	$3.9	nm	$8.5	$(0.8)	$9.3	nm
Ethnic Grocery Brands	(1.3)	—	(1.3)	nm	(1.7)	—	(1.7)	nm
Local Media	(0.7)	(0.6)	(0.1)	(22.6)%	(0.3)	(0.2)	(0.1)	(25.5)%
Other	(5.7)	(7.3)	1.6	22.2	(10.4)	(13.9)	3.5	24.8

Total income (loss) from operations	$(4.1)	$(8.2)	$4.1	50.3%	$(3.9)	$(14.9)	$11.0	73.8%

nm—not meaningful

Corporate

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2007	2006	$	%	2007	2006	$	%
	(in millions)
General and administrative expenses	$14.0	$13.5	$0.5	nm	$28.0	$29.8	$(1.8)	(5.9)%
Depreciation and amortization	0.6	0.8	(0.2)	mn	1.1	1.3	(0.2)	nm
Restructuring charges	0.2	—	0.2	nm	0.2	—	0.2	nm

Loss from operations	$14.8	$14.3	$0.5	3.0%	$29.3	$31.1	$(1.8)	(5.6)%

nm—not meaningful

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

General and Administrative. As a percentage of our total consolidated revenues from continuing operations, general and administrative expenses increased from 2.4% in the three months ended January 31, 2006, to 2.7% in the three months ended January 31, 2007, as general and administrative expenses remained substantially unchanged while our consolidated revenues decreased. The decrease in general and administrative expenses for the six months ended January 31, 2007 compared to the six months ended January 31, 2006, is primarily the result of a focus on overall cost reduction partially offset by an increase in compensation costs due to the build up of resources we believe to be required for the execution of our future capital deployment. As a percentage of our total consolidated revenues from continuing operations, general and administrative expenses increased from 2.6% in the six months ended January 31, 2006, to 2.7% in the six months ended January 31, 2007, as our consolidated revenues decreased at a faster rate than did general and administrative expenses.

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

	Six months ended January 31,
	2007	2006
	(in millions)
Cash flows (used in) provided by
Operating activities	$(44.7)	$(27.9)
Investing activities	245.0	28.2
Financing activities	(4.1)	(75.9)
Effect of exchange rate changes on cash and cash equivalents	1.8	0.4

Increase (decrease) in cash and cash equivalents from continuing operations	198.0	(75.2)

Net cash used in discontinued operations	(8.9)	(46.1)

Increase (decrease) in cash and cash equivalents	$189.1	$(121.3)

Operating Activities

As of January 31, 2007, we had cash, cash equivalents and marketable securities of $768.0 million and working capital (current assets less current liabilities) of $556.8 million. Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable, inventories and trade accounts payable.

Towards the end of the third quarter of fiscal 2006, we initiated a company-wide cost savings program to better align our infrastructure to our current and anticipated near-term business needs. As of January 31, 2007, this phase of the program was substantially completed and resulted in the termination of approximately 555 employees, of which more than 270 were customer service related positions at IDT Telecom. These reductions resulted in severance payments of $11.5 million in the first half of fiscal 2007. As of January 31, 2007, approximately $5.8 million remained accrued for the ultimate payment of severance costs related to this cost savings initiative.

Investing Activities

During the first half of fiscal 2007, we purchased marketable securities, net of sales and maturities, in the amount of $22.3 million, compared to net sales and maturities proceeds of $134.2 million during the first half of fiscal 2006. Our capital expenditures were $16.6 million in the first half of fiscal 2007, compared to $28.3 million in the first half of fiscal 2006. These expenditures were mostly to support our international and domestic telecommunications network infrastructure.

We currently anticipate that total capital expenditures for all our divisions for fiscal 2007 will be in the $35 million to $40 million range. This estimate is contingent upon several factors, including, but not limited to, the specific timing of our site build-outs, the specific timing of integration of the IDT network with the Net2Phone network (which may allow for a reduction in traditional circuit-switched capacity requirements) and market prices for telecommunications equipment. Whereas we have generally adopted a strategy of investing in network expansion as the need arises, our near term focus is on streamlining our global network through the integration and hybridization of the Net2Phone and IDT networks. We expect to fund our capital expenditures with our operating cash flows and cash, cash equivalents and marketable securities balances. From time to time, we will also finance a portion of our capital expenditures through capital leases.

In the first half of fiscal 2007, we purchased $19.2 million of debt portfolios, including $8.4 million of credit card debt through FFPM Carmel Holdings I, and principal collections and proceeds from resale of debt portfolios totaled $6.3 million. Our total investment through FFPM Carmel Holdings I will depend on the size of the portfolios provided by the selling bank, to a maximum commitment of $125 million for the 12-monthly portfolios.

In the second quarter of fiscal 2007, we announced the formation of our Internet Mobile Group and the acquisition of the mobile Internet community Zedge.net.

In the first quarter of fiscal 2007, we completed the sale of IDT Entertainment to Liberty Media Corporation for (i) 14.9 million shares of our Class B common stock and Liberty Media’s approximate 4.8% interest in IDT Telecom, (ii) $229.5 million in cash, subject to certain working capital adjustments, for which we have accrued $20 million as a payable, pending final settlement, (iii) the repayment of $58.7 million of IDT Entertainment’s intercompany payable to IDT and (iv) the assumption, by Liberty Media, of all of IDT Entertainment’s indebtedness. We recorded a gain of $198.2 million on the sale of IDT Entertainment.

In the first quarter of fiscal 2007, we also sold our United Kingdom-based consumer phone services business, Toucan, to Pipex Communications plc for $38.4 million in cash (including the assumption of inter-company obligations owed to IDT and its subsidiaries) and 43.2 million Pipex ordinary shares, which were subsequently sold for $7.9 million. We recorded a gain of $44.7 million on the sale of Toucan.

During the second quarter of fiscal 2006, we purchased 33.2 million shares of Net2Phone for a total purchase price of $68.3 million.

Financing Activities

We received approximately $4.1 million in proceeds from the exercise of IDT stock options during the first half of fiscal 2007, compared to $0.6 million in proceeds during the first half of fiscal 2006. During the first half of fiscal 2007, proceeds from borrowings were $13.3 million, compared to $11.0 million in proceeds received in the first half of fiscal 2006 from a term loan used to finance the cost of two properties housing most of our U.S. telecom network infrastructure. We also repaid capital lease obligations of $10.7 million and $9.2 million during the first half of fiscal 2007 and fiscal 2006, respectively. The future minimum payments of principal and interest on our capital lease obligations at January 31, 2007 are $11.9 million, $23.3 million, $14.8 million, $5.8 million, and $4.6 for the remainder of fiscal 2007, fiscal 2008, fiscal 2009, fiscal 2010 and fiscal 2011, respectively. In addition, we distributed to the minority equity holders of our Union Telecard Alliance subsidiary and its consolidated partners $8.0 million and $13.5 million in cash during the first half of fiscal 2007 and fiscal 2006, respectively.

In the first half of fiscal 2006, we repurchased an aggregate of 5.2 million shares of IDT common stock and Class B common stock for $63.7 million. In June 2006, our Board of Directors authorized a new stock repurchase program for the repurchase of up to an aggregate of 25 million shares of IDT Class B common stock and common stock, without regard to class. As of January 31, 2007, 24.5 million shares remained available under our stock repurchase program. In the first half of fiscal 2007, we did not purchase any shares under our stock repurchase program.

In the first half of fiscal of fiscal 2007 and fiscal 2006, we acquired an aggregate of 0.2 million and 0.1 million shares of our Class B common stock held by certain of our employees for $2.5 million and $1.6 million, respectively, to satisfy these employees’ tax withholding obligations in connection with the vesting of restricted stock awards.

During the first half of fiscal 2007, we continued to fund our IDT Capital segment, as many of its businesses do not yet generate positive cash flows. We anticipate that IDT Capital will continue to rely on us to fund its cash needs, including operating expenses, capital expenditures, and potential investments and acquisitions.

Changes in Trade Accounts Receivable and Allowance for Doubtful Accounts

Gross trade accounts receivable decreased from $223.5 million at July 31, 2006 to $213.6 million at January 31, 2007, mostly due to the sale of our U.K.-based Toucan business, the overall decline in revenues in our Telecom business, and the timing of operating cash receipts, partially offset by increased receivables in our retail energy business. The allowance for doubtful accounts as a percentage of gross trade accounts receivable decreased from 17.2% at July 31, 2006, to 14.2% at January 31, 2007, due primarily to the sale of our U.K.-based Toucan business, which had a relatively higher allowance for doubtful accounts, as well as the growth of our retail energy business, which has a significantly lower bad debt risk compared to our other businesses. We generally sell our retail energy receivables to the incumbent utility providers, which in turn pay us at regular intervals. The incumbent utility providers purchase the receivables from us for a fee, usually not more than 1.5% of the receivables value, covering bad debts and collection expenses, thereby limiting our bad debt risk associated with those receivables.

Other Sources and Uses of Resources

We intend to, where appropriate, make strategic acquisitions to expand our telecommunications businesses. These acquisitions could include, but are not limited to, acquisitions of telecommunications equipment, telecommunications network capacity, customer bases or other assets. From time to time, we evaluate potential acquisitions of companies, technologies, products and customer accounts that complement our core telecom businesses. We also intend to make strategic investments and acquisitions to complement and/or expand our IDT Capital segment, which may include the purchase of businesses and/or assets in the energy, local media, hispanic insurance and other industries, as well as additional purchases of consumer debt businesses and/or portfolios, which we are aggressively pursuing. In considering investments and acquisitions, we search for opportunities to profitably grow our existing businesses, to add qualitatively to the range of businesses in the IDT portfolio, to achieve operational synergies and to supplement our existing network through the timely purchase from third parties of necessary equipment. At this time, we cannot guarantee that we will be presented with acquisition opportunities that meet our return on investment (ROI) criteria, or that our efforts to acquire such companies that meet our criteria will be successful.

We believe that, based upon our present business plan, and due to the large balance of cash, cash equivalents and marketable securities we held as of January 31, 2007, our existing cash resources will be sufficient to meet our currently anticipated working capital and capital expenditure requirements, and to fund any potential operating cash flow deficits within any of our segments for at least the next twelve months. If our growth exceeds current expectations, or if we acquire the business or assets of another company, we might need to raise additional capital from equity or debt sources. There can be no assurance that we will be able to raise such capital on favorable terms or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our anticipated expansion, which could have a material adverse effect on our business, financial condition and/or results of operations.

Foreign Currency Risk

Revenues from our international operations represented 29.2% and 29.4% of our consolidated revenues for the first half of fiscal 2007 and 2006, respectively. A significant portion of these revenues are in denominations other than the U.S. Dollar. Foreign currency exchange risk is mostly mitigated by our ability to offset the majority of these non dollar-denominated revenues with operating expenses that are paid in the same currencies. As such, the net amount of our exposure to foreign currency exchange rate changes is generally not material.

Recently Issued Accounting Standards Not Yet Adopted

In February 2007, the Financial Accounting Standard Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new SFAS does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, Fair Value Measurements, and SFAS 107, Disclosures about Fair Value of Financial Instruments. We are required to adopt SFAS 159 effective August 1, 2008 and are currently evaluating the impact of SFAS 159 on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The Securities and Exchange Commission’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments, such as investments and debt, that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are exposed to market risks from changes in commodity prices. We may hedge market price fluctuations associated with physical purchases and sales of electricity and natural gas by using derivative instruments including futures, forwards, basis swaps, transmission congestion contracts and financial transmission rights contracts. We are exposed to changes in interest rates primarily from our investments in cash equivalents and marketable debt securities. On occasion, we use interest rate derivative instruments and investment strategies to manage our exposure to interest rate changes, such as total return swap agreements, short sale strategies, and repurchase and reverse repurchase agreements. We do not consider our market risk exposure relating to foreign currency exchange to be material, as we generally have sufficient cash outflows based in these currencies to largely offset the cash inflows based in these currencies, thereby creating a natural hedge. In order to mitigate the risk associated with any remaining net foreign exchange exposure, which we experience from time to time, we have, on occasion, entered into foreign exchange hedges. In addition to, but separate from our primary business, we hold a small portion of our total asset portfolio in hedge funds for speculative and strategic purposes. As of January 31, 2007, the carrying value of our investments in such hedge funds was approximately $37.1 million. Investments in hedge funds carry a significant degree of risk, which will depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that hedge fund managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our interests in these funds may go down as well as up and we may not receive, upon redemption, the amounts originally invested.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are more fully described in our Annual Report on Form 10-K for the year ended July 31, 2006 and any material developments were disclosed in our Quarterly Report on Form 10-Q for the three months ended October 31, 2006. There have been no material developments since the end of our prior fiscal quarter. Unless otherwise indicated in the Quarterly Report described above, all legal proceedings discussed in that Annual Report and Quarterly Report remain outstanding.

We are subject to other legal proceedings, which have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurances in this regard, in the opinion of management, such proceedings will not have a material adverse effect on our results of operations, cash flows, or our financial condition.

Item 2. Changes in Securities and Use of Proceeds

This table provides information with respect to purchases by the Company of its shares during the second quarter of fiscal 2007:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1—30, 2006	0	$0	0	24,584,500

December 1—31, 2006 (2)	90	$12.72	0	24,584,500

January 1—31, 2007 (2)	123,837	$13.11	0	24,584,500

Total	123,927	$13.10	0

(1)	Under our existing stock repurchase program, approved by our Board of Directors on June 13, 2006, we are authorized to repurchase up to an aggregate of 25 million shares of our Class B common stock and our common stock, without regard to class.
(2)	Consists of shares of Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted stock. Such shares are repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description

3.01*	Restated Certification of Incorporation of the Company, filed February 7, 1996, as amended on July 3, 2000, April 18, 2006 and December 18, 2006.

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT CORPORATION

March 12, 2007	By:	/s/ JAMES A. COURTER
James A. Courter Chief Executive Officer and Vice-Chairman (Principal Executive Officer)

March 12, 2007	By:	/s/ MARCELO FISCHER
Marcelo Fischer Chief Financial Officer and Treasurer (Principal Financial Officer)