Form 10-Q
period 2007-04-30
IDT CORP
filed 2007-06-11
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of June 1, 2007, the registrant had the following shares outstanding:

Common Stock, $.01 par value:	15,178,173 shares outstanding (excluding 9,896,687 treasury shares)
Class A common stock, $.01 par value:	9,816,988 shares outstanding
Class B common stock, $.01 par value:	57,314,945 shares outstanding (excluding 5,625,521 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

IDT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2007	July 31, 2006
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$274,616	$119,109
Marketable securities	399,719	390,696
Trade accounts receivable, net of allowance for doubtful accounts of $25,454 at April 30, 2007 and $38,421 at July 31, 2006	186,547	185,125
Other current assets	104,829	106,319
Assets of discontinued operations	—	436,905

Total current assets	965,711	1,238,154
Property, plant and equipment, net	260,286	292,152
Goodwill	99,978	105,577
Licenses and other intangibles, net	22,211	27,445
Investments	75,911	51,872
Other assets	47,352	47,639

Total assets	$1,471,449	$1,762,839

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$61,177	$82,327
Accrued expenses	234,639	260,087
Deferred revenue	114,869	134,286
Capital lease obligations—current portion	21,056	18,940
Notes payable—current portion	7,939	4,160
Other current liabilities	25,623	38,152
Liabilities of discontinued operations	—	141,860

Total current liabilities	465,303	679,812
Deferred tax liabilities, net	107,135	107,106
Capital lease obligations—long-term portion	29,180	32,122
Notes payable—long-term portion	83,713	90,370
Other liabilities	7,576	6,850

Total liabilities	692,907	916,260
Minority interests	10,427	43,227
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Common stock, $.01 par value; authorized shares—100,000; 25,075 shares issued and 15,178 shares outstanding at April 30, 2007 and July 31, 2006	251	251
Class A common stock, $.01 par value; authorized shares—35,000; 9,817 shares issued and outstanding at April 30, 2007 and July 31, 2006	98	98
Class B common stock, $.01 par value; authorized shares—200,000; 62,898 and 76,879 shares issued at April 30, 2007 and July 31, 2006, respectively; 57,269 and 71,402 shares outstanding at April 30, 2007 and July 31, 2006, respectively	629	768
Additional paid-in capital	705,739	901,067
Treasury stock, at cost, consisting of 9,897 and 9,897 shares of common stock and 5,629 and 5,477 shares of Class B common stock at April 30, 2007 and July 31, 2006, respectively	(221,959)	(220,169)
Accumulated other comprehensive income	13,045	1,496
Retained earnings	270,312	119,841

Total stockholders’ equity	768,115	803,352

Total liabilities and stockholders’ equity	$1,471,449	$1,762,839

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Revenues	$485,356	$547,217	$1,520,182	$1,670,921
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	395,654	469,990	1,205,893	1,350,947
Selling, general and administrative (i)	115,438	137,119	339,458	422,456
Depreciation and amortization	20,500	20,824	60,476	67,106
Restructuring and severance charges	1,756	5,316	8,082	6,859

Total costs and expenses	533,348	633,249	1,613,909	1,847,368
Gain on sale of U.K.-based Toucan business	—	—	44,671	—

Loss from operations	(47,992)	(86,032)	(49,056)	(176,447)
Interest income, net	4,762	1,800	13,518	7,498
Other income, net	30,643	2,849	29,222	7,382

Loss from continuing operations before minority interests and income taxes	(12,587)	(81,383)	(6,316)	(161,567)
Minority interests	(2,699)	(2,763)	(9,059)	(11,187)
(Provision for) benefit from income taxes	(638)	237	(4,664)	1,732

Loss from continuing operations	(15,924)	(83,909)	(20,039)	(171,022)
Discontinued operations, net of tax:
Loss from discontinued operations	—	(5,342)	(7,165)	(1,789)
Gain on sale of discontinued operations	—	80,632	198,235	80,632

Total discontinued operations	—	75,290	191,070	78,843

Net (loss) income	$(15,924)	$(8,619)	$171,031	$(92,179)

Earnings per share:
Basic and diluted:
Loss from continuing operations	$(0.20)	$(0.88)	$(0.24)	$(1.78)
Total discontinued operations	$—	$0.79	$2.32	$0.82

Net (loss) income	$(0.20)	$(0.09)	$2.08	$(0.96)

Weighted-average number of shares used in calculation of basic and diluted earnings per share	81,357	95,070	82,417	96,377

Dividends declared per common share	$0.25	$—	$0.25	$—

(i) Stock-based compensation included in selling, general and administrative expenses	$1,473	$6,593	$5,924	$20,133

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended April 30,
	2007	2006
	(In thousands)
Net cash used in operating activities	$(83,671)	$(68,869)
Investing activities
Capital expenditures	(26,358)	(43,841)
Repayment of notes receivable, net	228	2,482
Investments and acquisitions, net of cash acquired	(4,094)	(109,423)
Proceeds from sales of discontinued operations, net of cash sold and transaction costs	261,604	129,143
Proceeds from sale of U.K.-based Toucan business, net of transaction costs	38,380	—
Purchase of debt portfolios	(47,276)	—
Principal collections and proceeds on resale of debt portfolios	14,399	—
Proceeds from sales and maturities of marketable securities	1,331,938	1,365,386
Purchases of marketable securities	(1,325,194)	(1,205,249)

Net cash provided by investing activities	243,627	138,498
Financing activities
Dividends paid	(20,560)	—
Distributions to minority shareholders of subsidiaries	(9,860)	(19,875)
Proceeds from exercises of stock options	5,195	743
Proceeds from employee stock purchase plan	1,075	1,142
Proceeds from borrowings	13,283	12,161
Repayments of capital lease obligations	(15,594)	(14,144)
Repayments of borrowings	(2,876)	(1,284)
Repurchases of common stock and Class B common stock	(3,918)	(67,464)

Net cash used in financing activities	(33,255)	(88,721)
Discontinued operations
Net cash used in operating activities	(20,261)	(75,115)
Net cash provided by investing activities	3,847	13,620
Net cash provided by financing activities	7,536	30,647

Net cash used in discontinued operations	(8,878)	(30,848)
Effect of exchange rate changes on cash and cash equivalents	5,601	4,344

Net increase (decrease) in cash and cash equivalents	123,424	(45,596)
Cash and cash equivalents, beginning of period (*)	151,192	171,959

Cash and cash equivalents, end of period	$274,616	$126,363 (*)

Supplemental schedule of non-cash investing and financing activities
Receipt of the Company’s Class B common stock and IDT Telecom shares as part of the proceeds from the sale of IDT Entertainment	$226,649	$—

Receipt of marketable securities as part of the proceeds from the sale of Toucan	$7,851	$—

(*)	Includes cash and cash equivalents of discontinued operations of $32.1 million, $8.1 million and $54.9 million as of July 31, 2006 and 2005 and April 30, 2006, respectively.

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, as well as the adjustment described in Note 2) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation. Operating results for the three and nine month periods ended April 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2007. The balance sheet at July 31, 2006 has been derived from our audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2006, as filed with the U.S. Securities and Exchange Commission.

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2007 refers to the fiscal year ending July 31, 2007).

On February 1, 2007, the Company adopted Emerging Issues Task Force (“EITF”) No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF 06-3 provides guidance regarding accounting for certain taxes assessed by a governmental authority that are imposed on and concurrent with specific revenue-producing transactions between a seller and a customer. These taxes include, among others, Universal Service Fund (USF) charges, sales, use, value added and some excise taxes. The Company currently records USF charges that are billed to customers on a gross basis in its results of operations, and records other taxes and surcharges on a net basis. USF charges in the amount of $1.9 million and $8.0 million in the three and nine months ended April 30, 2007, respectively, and $2.1 million and $6.9 million in the three and nine months ended April 30, 2006, respectively, were recorded on a gross basis.

Note 2—Pooled Investment Vehicles

A portion of the Company’s investment portfolio has been invested in pooled investment vehicles (including hedge funds) for speculative and strategic purposes. Historically, the Company had accounted for such investments at cost. However, in the third quarter of fiscal 2007, the Company concluded that such investments should be accounted for using the equity method, pursuant to the guidance in EITF Topic D-46, Accounting for Limited Partnership Investments and EITF 03-16, Accounting for Investments in Limited Liability Companies. The adjustment to “Investments” in the third quarter of fiscal 2007 resulted in an overstatement of “Other income, net” for the three and nine months ended April 30, 2007 of $18.6 million ($0.23 per share) and $15.4 million ($0.19 per share), respectively. In accordance with Accounting Principles Board Opinion 28, Interim Financial Reporting, paragraph 29, the Company did not adjust prior periods results, as the adjustment is not considered to be material to the Company’s fiscal 2007 full year results or to prior periods.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Discontinued Operations

Sale of IDT Entertainment

In the first quarter of fiscal 2007, the Company completed the sale of IDT Entertainment to Liberty Media Corporation for (i) 14.9 million shares of IDT Class B common stock and Liberty Media’s approximate 4.8% interest in IDT Telecom, (ii) $229.5 million in cash, subject to certain working capital adjustments, for which the Company has accrued a liability of $19 million as of April 30, 2007, pending final settlement, (iii) the repayment of $58.7 million of IDT Entertainment’s intercompany indebtedness payable to IDT, and (iv) the assumption of all of IDT Entertainment’s other indebtedness. The Company is also eligible to receive additional consideration from Liberty Media based upon any appreciation in the value of IDT Entertainment over the five-year period following the transaction’s close, or such shorter period under specified circumstances, equal to 25% of the excess, if any, of the net equity value of IDT Entertainment over $425 million. The Company retired the 14.9 million shares of its Class B common stock that were received from Liberty Media. The Company recognized a gain of $198.2 million in connection with the sale.

IDT Entertainment consisted primarily of animation and live-action production operations as well as a home entertainment distribution business. Through studios based in the United States and Canada, IDT Entertainment developed and produced 2D and 3D animated content for distribution theatrically, on television, and direct-to-video/DVD. Production was focused on proprietary content and was also performed for third parties. IDT Entertainment was also involved in the development and production of live-action content for feature films, television and direct-to-video/DVD distribution.

The sale met the criteria to be reported as a discontinued operation and, accordingly, IDT Entertainment’s results of operations for all periods presented are classified as part of discontinued operations.

Sale of Corbina

In the third quarter of fiscal 2006, the Company consummated a sale of its Russian telecom business, Corbina Telecom (“Corbina”), to a Moscow based consortium of private equity investors, for net proceeds of $129.9 million in cash after banking and other transaction costs. The Company recognized a gain of $80.6 million in connection with the sale. Corbina operated a licensed full-service telecommunications business, offering a broad range of services throughout the 24 largest industrial areas in the Russian market. Corbina’s operational results were historically included in the Company’s Consumer Phone Services and Wholesale Telecommunications Services segments. The sale of Corbina met the criteria to be reported as a discontinued operation and, accordingly, Corbina’s results of operations for all periods presented are classified as part of discontinued operations.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary Financial Data of Discontinued Operations

Revenues, (loss) income before income taxes and net (loss) income of IDT Entertainment and Corbina, which are included in discontinued operations, are as follows:

	Three months ended April 30, 2006	Nine months ended April 30,
		2007	2006
	(in thousands)
Revenues:
IDT Entertainment	$41,841	$17,905	$138,428
Corbina	6,114	—	43,766

	$47,955	$17,905	$182,194

(Loss) income before income taxes:
IDT Entertainment	$(2,225)	$(6,995)	$(2,334)
Corbina	(1,323)	—	7,107

	$(3,548)	$(6,995)	$4,773

Net (loss) income:
IDT Entertainment	$(3,759)	$(7,165)	$(7,218)
Corbina	(1,583)	—	5,429

	$(5,342)	$(7,165)	$(1,789)

Note 4—Sale of Toucan

In the first quarter of fiscal 2007, the Company completed the sale of its United Kingdom-based consumer phone services business, Toucan, to Pipex Communications plc, in exchange for $38.4 million in cash (including the assumption of intercompany obligations owed to IDT and its subsidiaries) and 43.2 million Pipex ordinary shares, which were later sold for $7.9 million.

Toucan was launched in November 2003 and markets local, long distance, broadband, and wireless communications services in the United Kingdom. Pursuant to the terms of the agreement, Pipex assumed Toucan’s existing customer base and those employees supporting its operations. Toucan’s historical results of operations are included in the Company’s Consumer Phone Services segment. The Company provides Toucan with termination, call center and other support services. As a result of these continuing services, the sale did not meet the criteria to be reported as a discontinued operation. The Company’s results of operations for the nine months ended April 30, 2007 and 2006 included revenues generated by Toucan’s operations of $16.4 million and $46.8 million, respectively, and loss from operations of $2.6 million and $14.9 million, respectively. The Company recognized a gain of $44.7 million in connection with the sale.

Note 5—Purchase of Debt Portfolios

On January 9, 2007, FFPM Carmel Holdings I, LLC, which is 99% owned by IDT Carmel Portfolio Management, LLC, a subsidiary of the Company’s IDT Capital division, and 1% owned by First Financial Portfolio Management, Inc. (“FFPM”), committed to purchase 12 monthly forward flow credit card debt portfolios from a major commercial bank. The total investment of the Company will depend on the size of the portfolios provided by the selling bank, to a maximum commitment of $125 million for the 12-monthly portfolios. FFPM manages the portfolios, subject to IDT Carmel’s approval rights over major decisions. During the nine months ended April 30, 2007, (i) the Company purchased $47.3 million of debt portfolios, including

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$32.5 million of credit card debt through FFPM Carmel Holdings I, and (ii) principal collections and proceeds on resale of debt portfolios, net of revenues, totaled $14.4 million. The carrying value of the Company’s receivables in the portfolio management and collection business as of April 30, 2007 is $34.3 million, which is included in other current assets in the accompanying consolidated balance sheet.

Note 6—Stock Repurchase Program and Cash Dividend

In the nine months ended April 30, 2006, the Company repurchased an aggregate of 5.2 million shares of IDT common stock and Class B common stock for $63.7 million. In June 2006, the Company’s Board of Directors authorized a new stock repurchase program for the repurchase of up to an aggregate of 25 million shares of IDT Class B common stock and common stock, without regard to class. As of April 30, 2007, 24.5 million shares remain available under the Company’s stock repurchase program. In the nine months ended April 30, 2007, the Company did not repurchase any shares under its stock repurchase program.

In the nine months ended April 30, 2007 and 2006, the Company acquired an aggregate of 0.3 million and 0.3 million shares of its Class B common stock held by certain of its employees for $3.9 million and $3.8 million, respectively, to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted stock. Such shares are repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

On March 14, 2007, the Company’s Board of Directors authorized a cash dividend of $0.25 per share of IDT Corporation Common Stock, Class A Common Stock and Class B Common Stock, with the intention to continue paying dividends, on a quarterly basis, subject to Board approval, of $0.125 per share. The $0.25 per share dividend in the aggregate amount of $20.6 million was paid on April 24, 2007 to shareholders of record at the close of business on March 27, 2007.

Note 7—Earnings Per Share

The Company computes earnings per share under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, whereby basic earnings per share is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share, except that the number of shares is increased to include non-vested restricted stock and to assume exercise of potentially dilutive stock options and contingently issuable shares using the treasury stock method, unless the effect of such increase is anti-dilutive. For the three and nine months ended April 30, 2007 and 2006, the diluted earnings per share amounts equal basic earnings per share because the Company had losses from continuing operations and the impact of the assumed exercise of stock options and non-vested restricted stock would have been anti-dilutive. Accordingly, the following securities have been excluded from the dilutive earnings per share computation:

	At April 30, 2007	At April 30, 2006
	(in thousands)
Stock options	7,855	14,981
Non-vested restricted stock	713	1,250
Contingently issuable shares	114	83

Total	8,682	16,314

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Comprehensive (Loss) Income

The Company’s comprehensive (loss) income consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2007	2006	2007	2006
	(in thousands)
Net (loss) income	$(15,924)	$(8,619)	$171,031	$(92,179)
Foreign currency translation adjustments	2,391	3,710	5,980	3,436
Unrealized gains (loss) in available-for-sale securities	(4,119)	(1,905)	5,569	562

Comprehensive (loss) income	$(17,652)	$(6,814)	$182,580	$(88,181)

Note 9—Restructuring and Severance Charges

The Company’s restructuring and severance charges consist of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2007	2006	2007	2006
	(in thousands)
IDT Spectrum	$250	$146	$1,331	$2,250
IDT Telecom	1,134	5,084	6,668	4,523
IDT Capital	(49)	86	(556)	86
Corporate	421	—	639	—

Total	$1,756	$5,316	$8,082	$6,859

The charges in the three and nine months ended April 30, 2007 consist primarily of severance relating to a company-wide cost savings program initiated towards the end of the third quarter of fiscal 2006 and the integration of Net2Phone in the first quarter of fiscal 2007. The program was initiated to better align the Company’s infrastructure to its current business needs. As of April 30, 2007, the program resulted in the termination of approximately 570 employees, of which more than 270 were customer service related. In May 2007, approximately 300 additional positions were eliminated through attrition and terminations, which substantially completed this program. As a result, we expect additional severance charges of approximately $12.0 million in the fourth quarter of fiscal 2007.

The following table summarizes the remaining reserve balances related to the Company’s restructuring and severance activities:

	Balance at July 31, 2006	Charged to Expense	Payments	Non-cash Charges and Reversals	Balance at April 30, 2007
IDT Spectrum	$3,071	$1,331	$(3,032)	$(248)	$1,122
IDT Telecom	8,839	6,668	(11,865)	(158)	3,484
IDT Capital	1,505	(556)	(639)	35	345
Corporate	1,629	639	(1,298)	90	1,060

Total	$15,044	$8,082	$(16,834)	$(281)	$6,011

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Business Segment Information

The Company has five reportable business segments: Prepaid Products, Consumer Phone Services, Wholesale Telecommunications Services, IDT Capital and IDT Spectrum. The first three of these segments comprise the IDT Telecom division. The operating results of these business segments are distinguishable and are regularly reviewed by the Company’s chief operating decision maker.

Historically, the Prepaid Products and the Consumer Phone Services segments were both reported in the Retail Telecommunication Services Segment. In addition, the Voice over IP segment, which primarily consists of Net2Phone’s business, was reported as a separate segment through fiscal 2006, after which the business was organizationally integrated into IDT Telecom. As a result, this business is now reported as part of the Prepaid Products, Consumer Phone Services and Wholesale Telecommunications Services segments. In the fourth quarter of fiscal 2006, the Company transferred certain new initiatives that were not telecom related from IDT Telecom to IDT Capital to better align the management of its businesses. In the third quarter of fiscal 2007, the Net2Phone reseller business that was included in the Consumer Phone Services segment was transferred to Wholesale Telecommunications Services and certain businesses that were included in corporate were transferred to IDT Capital. To the extent possible, comparative historical results for IDT Telecom, IDT Capital and corporate have been reclassified to conform to the current business segment presentation, although these results may not be indicative of the results which would have been achieved had the business segment structure been in effect during those periods.

In the first quarter of fiscal 2007, the Company completed the sale of its United Kingdom-based consumer phone services business, Toucan, to Pipex Communications plc. Toucan’s historical results of operations and the gain of $44.7 million in connection with the sale are included in the Company’s Consumer Phone Services segment.

The Prepaid Products segment markets and sells prepaid and rechargeable calling cards and prepaid wireless phone services. The Consumer Phone Services segment provides consumer local, long distance, voice over Internet protocol or VoIP, communications services and cable telephony services. The Wholesale Telecommunications Services business segment consists of wholesale carrier services provided to other telecommunications companies, and the Company’s sales channels for all products sold to wholesale customers. The IDT Capital segment includes an Energy Services Company, or ESCO, operating in New York State, an ethnic grocery distribution business, a local media unit, a receivables portfolio management and collection operation, call center operations, the Internet Mobile Group, the Net2Phone Ventures division, and other smaller initiatives and operations, including certain real estate investments. The Company’s Spectrum segment holds its fixed wireless spectrum license assets.

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

(in thousands)	Prepaid Products	Consumer Phone Services	Wholesale Telecommunications Services	IDT Capital	IDT Spectrum	Corporate	Total
Three Months Ended April 30, 2007
Revenues	$222,458	$34,667	$150,268	$77,731	$232	$—	$485,356
Operating (loss) income	(11,427)	984	(5,633)	(12,171)	(694)	(19,051)	(47,992)
Restructuring and severance charges	402	480	252	(49)	250	421	1,756

Three Months Ended April 30, 2006
Revenues	$298,812	$65,171	$140,008	$42,881	$345	$—	$547,217
Operating loss	(42,845)	(4,692)	(13,316)	(8,552)	(3,706)	(12,921)	(86,032)
Restructuring and severance charges	1,404	2,507	1,173	86	146	—	5,316

Nine Months Ended April 30, 2007
Revenues	$715,840	$130,949	$459,787	$212,902	$704	$—	$1,520,182
Operating (loss) income	(20,901)	48,042	(11,576)	(17,903)	(148)	(46,570)	(49,056)
Restructuring and severance charges	2,365	2,823	1,480	(556)	1,331	639	8,082

Nine Months Ended April 30, 2006
Revenues	$902,837	$203,657	$442,490	$118,515	$3,422	$—	$1,670,921
Operating loss	(38,351)	(9,737)	(32,566)	(23,472)	(28,309)	(44,012)	(176,447)
Restructuring and severance charges	1,253	2,464	806	86	2,250	—	6,859

Operating income of consumer phone services for the nine months ended April 30, 2007 includes the gain of $44.7 million from the sale of Toucan. See Note 4.

Note 11—Income Taxes

Income tax expense results primarily from income generated by the Company’s foreign subsidiaries that cannot be offset against losses generated in the United States. The income tax benefit in fiscal 2006 relates to adjustments of prior period tax accruals mainly as a result of finalizing the Company’s federal income tax audit for fiscal 2000. Also, in fiscal 2006, the Internal Revenue Service commenced an audit of the Company’s federal tax returns for fiscal years 2001, 2002, 2003 and 2004 that is still in process.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Legal Proceedings and Contingencies

On May 5, 2004, the Company filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. The Company alleged that the defendants breached a settlement agreement that they had entered into with the Company to resolve certain disputes and civil actions among the parties. The Company alleged that the defendants did not provide the Company, as required under the settlement agreement, free of charge and for the Company’s exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement) (“Wavelengths”) on a global undersea fiber optic network that TyCom Ltd. was deploying at that time. In June 2004, Tyco International (US) Inc. and Tyco Telecommunications (US) Inc. asserted several counterclaims against the Company, alleging that the Company breached the settlement agreement and is liable for damages for allegedly refusing to accept the defendants’ offer regarding the Wavelengths referenced in the settlement agreement and for making a public statement that Tyco failed to provide the Company with the use of its Wavelengths. The parties completed pre-trial discovery and each party filed motions for summary judgment on March 15, 2007.

On or about August 27, 2003, Aerotel, Ltd., Aerotel U.S.A., and Aerotel U.S.A., LLC (“Aerotel”) filed a complaint against the Company in the United States District Court, Southern District of New York, seeking damages for alleged infringement of a patent. The Company filed several motions, including a motion seeking to disqualify plaintiff’s counsel; a motion to dismiss; and a motion for partial summary judgment, each of which Aerotel opposed. The Judge has not yet ruled on the pending motions. The parties completed fact discovery.

On March 29, 2004, D. Michael Jewett (“Jewett”), a former employee whose employment the Company terminated less than seven months after he was first hired, filed a complaint against the Company in the United States District Court, District of New Jersey, following his termination. The complaint alleges (i) violations of the New Jersey Anti-Racketeering Statute; (ii) violations of the New Jersey Conscientious Employee Protection Act (“CEPA”); (iii) violations of the New Jersey Law Against Discrimination (“LAD”); (iv) common law defamation; and (v) New Jersey common law intentional infliction of emotional distress. Jewett is seeking damages of $31 million, plus attorneys’ fees. The Court dismissed the Anti-Racketeering claim and a portion of the LAD claim; and narrowed the remaining claims described above. On January 25, 2006, Jewett filed an amended supplemental pleading which the Company moved to dismiss. Plaintiff opposed the Company’s motion. The Company awaits the Court’s decision. The parties are engaged in discovery.

On or about April 1, 2004, Jewett sent a copy of his complaint to the United States Attorney’s Office because in his complaint, Jewett alleged, among other things, that improper payments were made to foreign officials in connection with an IDT Telecom contract. As a result, the Department of Justice, the Securities and Exchange Commission and the United States Attorney in Newark, New Jersey conducted an investigation of this matter. The Company and the Audit Committee of the Company’s Board of Directors initiated independent investigations, conducted by outside counsel, regarding certain of the matters raised in the Jewett complaint and in these investigations. Neither the Company’s nor the Audit Committee’s investigations have found any evidence that the Company made any such improper payments to foreign officials. The Company continues to cooperate with these investigations.

On June 1, 2006, the Company filed a complaint in the United States District Court for the District of New Jersey alleging that eBay, Inc., Skype Technologies SA, Skype, Inc. and several as of yet unidentified business entities (collectively, “Skype”) infringed patents owned by the Company. The Company’s complaint was amended to include claims for Skype’s alleged infringement of additional patents, all owned by the Company. The lawsuit seeks, among other things, an injunction enjoining Skype from infringing these patents and monetary

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

damages in connection with Skype’s alleged infringement. Skype has answered the complaint, denying any liability with respect to the Company’s claims.

On March 8, 2007, IDT Telecom, Inc. and UTA filed a complaint and on April 2, 2007 an amended complaint in the United States District Court for the District of New Jersey against several prepaid calling card companies. The lawsuit alleges that the defendants are systematically falsely promising minutes in their voice prompts and other advertisements that consumers cannot obtain from the cards they have bought. The Company sought an injunction barring the defendants from continuing their false promises as well as money damages and asserts that the defendants have violated the federal Lanham Act as well as several states’ false advertising and deceptive trade practices statutes. The Company has settled with three of the defendant groups. On May 9, 2007, the judge in the case denied the Company’s motion for a preliminary injunction and also denied motions to dismiss filed by all of the non-settling defendants who claimed that the Court lacked jurisdiction. The Company is appealing the Court’s decision denying the motion for a preliminary injunction and is continuing to pursue the case against the non-settling defendants.

In addition to the foregoing, the Company is subject to other legal proceedings that have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance in this regard, in the opinion of the Company’s management, none of the legal proceedings to which the Company is a party, whether discussed above or otherwise, will have a material adverse effect on the Company’s results of operations, cash flows or its financial condition.

The Company’s U.S. calling card business, which is included within the Prepaid Products segment, records accruals for various telecom regulatory agency fees including: Telecommunications Relay Services Fund (TRS), Federal Communications Commission (FCC) and Universal Service Fund (USF). As of April 30, 2007, the accrued expense balance for these fees was $41.0 million. This balance reflects what the Company believes at this time to be its liability for all such fees, given the methodologies used by the Universal Service Administration Corporation (USAC) for calculation of USF related fees, in its audit of the Company’s U.S. calling card business for calendar years 2000 through 2004, which was completed during fiscal 2006. The Company has filed an appeal related to the audit findings including the full amount of all assessment charges, and will vigorously contest the methodologies used in calculating these fees.

Note 13—Recently Issued Accounting Standards Not Yet Adopted

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

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

required to adopt SFAS 157 effective August 1, 2008 and is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new SFAS does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS 107, Disclosures about Fair Value of Financial Instruments. The Company is required to adopt SFAS 159 effective August 1, 2008 and is currently evaluating the impact of SFAS 159 on its consolidated financial statements.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the notes to the condensed consolidated financial statements, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. Such forward-looking statements include, among other things, our plans to develop and market new products and services, improve our financial performance, enter new customer and geographic markets and the possible outcome of our litigation. Such forward-looking statements also include our expectations concerning factors affecting the markets for our products, such as changes in the U.S. and the international regulatory environment and the demand for telecommunications services. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2006. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth herein and the other information set forth from time to time in our reports filed with the United States Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for fiscal 2006.

Overview

General

We are a multinational holding company with operations that span several industries. Through our IDT Telecom subsidiary, we provide telecommunications services and products worldwide to the retail and wholesale markets, including prepaid and rechargeable calling cards, consumer local, long distance, prepaid wireless phone services, voice over Internet protocol, or VoIP, and wholesale carrier services. Our IDT Capital segment, which is primarily engaged in operating certain non-telecommunications businesses and developing new initiatives, consists of IDT Energy (our Energy Services Company, or ESCO, in New York State), Ethnic Grocery Brands (our grocery distribution business), IDT Local Media (which is primarily comprised of CTM Brochure Display and WMET radio), IDT Carmel (our receivables portfolio management and collection operation), IDT Global Services (which is primarily comprised of our call center operations), our Internet Mobile Group, our Net2Phone Ventures division, and other smaller initiatives and operations, including certain real estate investments. Our IDT Spectrum subsidiary holds our FCC fixed wireless spectrum license assets.

Dispositions

Sale of IDT Entertainment

In the first quarter of fiscal 2007, we completed the sale of our IDT Entertainment segment to Liberty Media Corporation for (i) 14.9 million shares of our Class B common stock and Liberty Media’s approximate 4.8% interest in IDT Telecom, (ii) $229.5 million in cash, subject to certain working capital adjustments, for which we accrued a liability of $19 million as of April 30, 2007, pending final settlement, (iii) the repayment of $58.7 million of IDT Entertainment’s intercompany indebtedness payable to IDT and (iv) the assumption of all of IDT Entertainment’s other indebtedness. We are also eligible to receive additional consideration from Liberty Media based upon any appreciation in the value of IDT Entertainment over the five-year period following the transaction’s close, or such shorter period under specified circumstances, equal to 25% of the excess, if any, of the net equity value of IDT Entertainment over $425 million.

IDT Entertainment consisted primarily of animation and live-action production operations as well as a home entertainment distribution business. Through studios based in the United States and Canada, IDT Entertainment developed and produced 2D and 3D animated content for distribution theatrically, on television, and direct-to-video/DVD. Production was focused on proprietary content and was also performed for third parties. IDT Entertainment was also involved in the development and production of live-action content for feature films, television and direct-to-video/DVD distribution.

The sale met the criteria to be reported as a discontinued operation and, accordingly, IDT Entertainment’s results of operations for all periods presented are classified as part of discontinued operations. In the first quarter of fiscal 2007, we recognized a gain of $198.2 million in connection with the sale.

Sale of Corbina

In the third quarter of fiscal 2006, we consummated a sale of our Russian telecom business, Corbina Telecom (“Corbina”), to a Moscow based consortium of private equity investors, for net proceeds of $129.9 million in cash after banking and other transaction costs. Corbina operated a licensed full-service telecommunications business, offering a broad range of services throughout the 24 largest industrial areas in the Russian market. Corbina’s operational results were historically included in our Consumer Phone Services and Wholesale Telecommunications Services segments. The sale of Corbina met the criteria to be reported as a discontinued operation and, accordingly, Corbina’s results of operations for all periods presented are classified as part of discontinued operations. In the third quarter of fiscal 2006, we recognized a gain of $80.6 million in connection with the sale.

Revenues, (loss) income before income taxes and net (loss) income of IDT Entertainment and Corbina, which are included in discontinued operations, are as follows:

	Three months ended April 30, 2006	Nine months ended April 30,
		2007	2006
	(in thousands)
Revenues:
IDT Entertainment	$41,841	$17,905	$138,428
Corbina	6,114	—	43,766

	$47,955	$17,905	$182,194

(Loss) income before income taxes:
IDT Entertainment	$(2,225)	$(6,995)	$(2,334)
Corbina	(1,323)	—	7,107

	$(3,548)	$(6,995)	$4,773

Net (loss) income:
IDT Entertainment	$(3,759)	$(7,165)	$(7,218)
Corbina	(1,583)	—	5,429

	$(5,342)	$(7,165)	$(1,789)

Sale of Toucan

In the first quarter of fiscal 2007, we completed the sale of our United Kingdom-based consumer phone services business, Toucan, to Pipex Communications plc, in exchange for $38.4 million in cash (including the assumption of inter-company obligations owed to IDT and its subsidiaries) and 43.2 million Pipex ordinary shares, which were later sold for $7.9 million.

Toucan was launched in November 2003 and marketed local, long distance, broadband, and wireless communications services in the United Kingdom. Pursuant to the terms of the agreement, Pipex assumed Toucan’s existing customer base and those employees supporting its operations. Toucan’s historical results of operations are included in our Consumer Phone Services segment. We provide Toucan with termination, call center and other support services. As a result of these continuing services, the sale did not meet the criteria to be reported as a discontinued operation. Our results of operations for the nine months ended April 30, 2007 and 2006 included revenues generated by Toucan’s operations of $16.4 million and $46.8 million, respectively, and loss from operations of $2.6 million and $14.9 million, respectively. We recognized a gain of $44.7 million in connection with the sale.

Purchase of Debt Portfolios

On January 9, 2007, FFPM Carmel Holdings I, LLC, which is 99% owned by IDT Carmel Portfolio Management, LLC, a subsidiary of our IDT Capital division, and 1% owned by First Financial Portfolio Management, Inc. (“FFPM”), committed to purchase 12 monthly forward flow credit card debt portfolios from a major commercial bank. Our total investment will depend on the size of the portfolios provided by the selling bank, to a maximum commitment of $125 million for the 12-monthly portfolios. FFPM is to manage the portfolios, subject to IDT Carmel’s approval rights over major decisions. During the nine months ended April 30, 2007, (i) we purchased $47.3 million of debt portfolios, including $32.5 million of credit card debt through FFPM Carmel Holdings I, and (ii) principal collections and proceeds from resale of debt portfolios, net of revenues, totaled $14.4 million.

Outlook

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. IDT Telecom’s revenues represented 85.9% of our total revenues from continuing operations in the nine months ended April 30, 2007, compared to 92.7% in the nine months ended April 30, 2006.

In our IDT Telecom businesses, competitors continue to aggressively price their services. In addition, with particular regard to our calling card business, there has been a gradual shift in demand away from calling cards and into wireless products, which has further eroded pricing power. In our wholesale markets as well, we have generally had to pass along portions of our per-minute cost savings to our customers in the form of lower prices.

These trends have impacted our telecom businesses, and as a result, we have generally experienced declines in both our revenues and overall per-minute price realizations. At times, though, we have chosen to raise prices, particularly within our calling card business, in an effort to increase per-minute price realizations, which generally results in a negative impact on minute volumes, thereby reducing revenue. During the second half of fiscal 2006, and continuing through part of the first quarter of fiscal 2007, we took this approach, and instituted selective price increases on our calling cards in the United States and Europe. As a result, we experienced improved revenue-per-minute price realizations, which resulted in declines in minutes-of-use and overall revenues. However, in October 2006, we began instituting selective price decreases on certain cards, in an attempt to regain share in certain markets in both the U.S. and Europe. Despite this strategy our revenues have continued to deteriorate in the second quarter of fiscal 2007 and our gross margins declined.

In the second quarter of fiscal 2007, the global calling card business carried 3.35 billion minutes as compared to 4.40 billion minutes in the second quarter one year ago. The declines in minutes predominantly in our U.S. calling card business occurred despite the implementation of price cuts to several destinations, which began towards the end of the first quarter. Historically, there has been an inverse relationship between pricing and volume. However, during the second quarter, we did not experience an increase in minutes-of-use or sales of new cards, despite our more aggressive pricing.

The breakdown in this price/volume relationship in our U.S. calling card business and a concurrent analysis of our major markets led us to investigate the cards of major competitors of ours. We discovered that they were significantly overstating the number of minutes to be delivered by their cards. Accordingly, on March 8, 2007, we filed a civil anti-fraud action in the federal district court in Newark, New Jersey, claiming that these competitors have been misleading calling card customers, and as a result, negatively impacting our market share, resulting in a reduction of our gross revenues and profits. Although the judge decided not to grant the preliminary injunction we requested, we have appealed that decision to the appellate court and intend to continue with the lawsuit until we reach an acceptable resolution that rectifies the inequities created when one party is operating by the rules and others are not. We are uncertain, even with the potential of fair competition, whether we will be able to regain revenues lost over the past number of quarters.

Gross margins in our global calling card business increased to 20.5% in the third quarter of fiscal 2007 as compared to 17.6% in the second quarter of fiscal 2007. This margin increase, the bulk of which relates to the U.S. calling card business, was mainly the result of selective price increases.

The organizational integration into IDT Telecom of our Voice over IP business, which through fiscal 2006 was reported as a separate segment, began during the first quarter of fiscal 2007, and, as such, the relevant portions of our Voice over IP business are now reported as part of the Prepaid Products, Consumer Phone Services and Wholesale Telecommunications Services business segments for all periods presented. We continue to sell VoIP communications products and services under the Net2Phone brand name to resellers, consumers and cable operators worldwide.

IDT Capital has been a growing contributor to company-wide revenues as several of its initiatives have developed. During the nine months ended April 30, 2007, IDT Capital generated revenues of $212.9 million compared to $118.5 million in the nine months ended April 30, 2006, primarily from our IDT Energy business. In the next 12 months, we expect to see continued growth in IDT Capital and particularly in the IDT Carmel business.

Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Preparing condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 1 to the July 31, 2006 consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2006. Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts, goodwill, valuation of long-lived and intangible assets, and income taxes and regulatory agency fees. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2006.

Three and Nine Months Ended April 30, 2007 Compared to Three and Nine Months Ended April 30, 2006

Results of Operations

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, income and expense line items below income (loss) from operations are discussed only on a total IDT consolidated basis.

Consolidated

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(in millions)
Revenues
IDT Telecom	$407.4	$504.0	$(96.6)	(19.2)%	$1,306.6	$1,549.0	$(242.4)	(15.6)%
IDT Capital	77.8	42.9	34.9	81.3	212.9	118.5	94.4	79.6
IDT Spectrum	0.2	0.3	(0.1)	(32.7)	0.7	3.4	(2.7)	(79.4)

Total revenues	$485.4	$547.2	$(61.8)	(11.3)%	$1,520.2	$1,670.9	$(150.7)	(9.0)%

Revenues. The decrease in consolidated revenues in the three and nine months ended April 30, 2007 compared to the similar periods in fiscal 2006 is mainly due to a decline in IDT Telecom revenues, partially offset by an increase in IDT Capital revenues. The decrease in IDT Telecom revenues of $96.6 million and $242.4 million in the three and nine months ended April 30, 2007, respectively, resulted primarily from lower calling card sales in both the United States and in Europe, the decline in Consumer Phone Services revenues in the United States, and the sale of our United Kingdom-based consumer phone services business. IDT Telecom minutes of use declined 16.8% (excluding minutes related to our Consumer Phone Services business, as the portion of such minute traffic carried in our network is insignificant), from 6.216 billion in the third quarter of fiscal 2006 to 5.173 billion in the third quarter of fiscal 2007, and 11.4% from 18.915 billion in the nine months ended April 30, 2006 to 16.757 billion in the nine months ended April 30, 2007. The increase in IDT Capital revenues in the three and nine months ended April 30, 2007 compared to the similar periods in fiscal 2006 was driven by the significant growth in the customer base of IDT Energy and the acquisition of our Ethnic Grocery Brands business in March 2006.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(in millions)
Costs and expenses
Direct cost of revenues	$395.6	$470.0	$(74.4)	(15.8)%	$1,205.9	$1,350.9	$(145.0)	(10.7)%
Selling, general and administrative	115.4	137.1	(21.7)	(15.8)	339.4	422.5	(83.1)	(19.7)
Depreciation and amortization	20.5	20.8	(0.3)	(1.4)	60.5	67.1	(6.6)	(9.8)
Restructuring and severance charges	1.8	5.3	(3.5)	(66.0)	8.1	6.9	1.2	17.4

Total costs and expenses	$533.3	$633.2	$(99.9)	(15.8)%	$1,613.9	$1,847.4	$(233.5)	(12.6)%

Direct Cost of Revenues. The decrease in direct cost of revenues in the three and nine months ended April 30, 2007 compared to the similar periods in fiscal 2006 is due primarily to the decline in IDT Telecom’s revenues, partially offset by an increase in IDT Capital direct cost of revenues. The decrease in direct cost of revenues in IDT Telecom is also due to a $48.1 million regulatory fee accrual that we recorded in the third quarter of fiscal 2006, as a result of an audit of our U.S. calling card business for calendar years 2000 through 2004. The increase in IDT Capital direct cost of revenues in the three and nine months ended April 30, 2007 compared to the similar periods in fiscal 2006 is a result of the rapid growth of its retail energy operations, the acquisition of our Ethnic Grocery Brands business in March 2006 and the growth of our IDT Carmel business. As a percentage of total revenues, direct costs decreased to 81.5% and 79.3% in the three and nine months ended April 30, 2007, respectively, compared to 85.9% and 80.9% in the three and nine months ended April 30, 2006, respectively, due primarily to higher gross margins in our calling card business.

Selling, General and Administrative. The decrease in selling, general and administrative expenses in the three and nine months ended April 30, 2007 compared to the similar periods in fiscal 2006 was due primarily to the sale of our U.K.-based consumer phone services business, cost savings resulting from the integration of Net2Phone within IDT Telecom, and lower compensation and other expenses as a result of the cost savings program we initiated in the third quarter of fiscal 2006. The decrease in the nine months ended April 30, 2007 compared to the similar period in fiscal 2006 also reflects a reduction of $23.5 million in selling, general and administrative expenses for IDT Spectrum primarily as a result of a $10.0 million settlement reached with Lucent Technologies, Inc. that was recorded in the second quarter of fiscal 2006. This overall decrease was partially offset by increases of $3.1 million and $13.6 million in selling, general and administrative expenses in IDT Capital in the three and nine months ended April 30, 2007, respectively, compared to the similar periods in fiscal 2006, primarily due to the addition of our Ethnic Grocery Brands business and higher expenses due to the growth of our retail energy operations. As a percentage of total revenues, selling, general and administrative expenses decreased from 25.1% and 25.3% in the three and nine months ended April 30, 2006, respectively, to 23.8% and 22.3% in the three and nine months ended April 30, 2007, respectively, as selling, general and administrative expenses declined faster than did total revenues.

Stock-based compensation expense included in selling, general and administrative expenses, primarily relating to the vesting of restricted stock grants, was $1.5 million and $5.9 million in the three and nine months ended April 30, 2007, respectively, compared to $6.6 million and $20.1 million in the three and nine months ended April 30, 2006, respectively. In April 2007, options to purchase an aggregate of 2.2 million shares of our Class B common stock were granted to certain of our executives and senior managers. These options were granted as a result of a reevaluation of our compensation policy to replace a portion of current cash compensation with stock options. The stock-based compensation expense for these options that will be charged to selling, general and administrative expenses over three years is approximately $4.1 million.

Restructuring and Severance Charges. Towards the end of the third quarter of fiscal 2006, we initiated a company-wide cost savings program designed to better align our infrastructure to our current and anticipated near-term business needs. As of April 30, 2007, the program resulted in the termination of approximately 570 employees, of which more than 270 were customer service related. These terminations resulted in $1.8 million and $8.1 million in restructuring and severance charges in the three and nine months ended April 30, 2007, respectively. In May 2007, approximately 300 additional positions were eliminated through attrition and terminations, which substantially completed this program. As a result, we expect additional severance charges of approximately $12.0 million in the fourth quarter of fiscal 2007. Restructuring and severance charges in the three and nine months ended April 30, 2006 include severance related charges of $5.2 million and $4.7 million, respectively, primarily related to the elimination of customer service and certain other positions, and real estate network reduction charges of $0.1 million and $1.5 million, respectively, related to the IDT Spectrum network.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(in millions)
Loss from operations	$(48.0)	$(86.0)	$38.0	44.2%	$(49.1)	$(176.4)	$127.3	72.2%
Interest income, net	4.8	1.8	3.0	166.7	13.5	7.5	6.0	80.0
Other income, net	30.6	2.8	27.8	992.9	29.2	7.4	21.8	294.6
Minority interests	(2.7)	(2.7)	—	—	(9.0)	(11.2)	2.2	19.6
(Provision for) benefit from income taxes	(0.6)	0.2	(0.8)	(400.0)	(4.6)	1.7	(6.3)	(370.6)

Loss from continuing operations	(15.9)	(83.9)	68.0	81.0	(20.0)	(171.0)	151.0	88.3
Income from discontinued operations	—	75.3	(75.3)	(100.0)	191.0	78.8	112.2	142.4

Net (loss) income	$(15.9)	$(8.6)	$(7.3)	(84.9)%	$171.0	$(92.2)	$263.2	285.5%

Interest. The increase in net interest income in the three and nine months ended April 30, 2007 compared to the similar periods in fiscal 2006 is due primarily to higher cash and marketable securities average portfolio balances. The increase in the cash and marketable securities average portfolio balances is mainly a result of the cash received from the sales of IDT Entertainment and our U.K.-based Toucan business.

Other Income. Other income consists mostly of net realized gains from the sale of marketable securities and income on investments. In the three and nine months ended April 30, 2007, other income included $22.2 million relating to income from certain pooled investment vehicles. Historically, we had accounted for such investments at cost. However, in the third quarter of fiscal 2007, we concluded that such investments should be accounted for using the equity method, pursuant to the guidance in Emerging Issues Task Force (“EITF”) Topic D-46, Accounting for Limited Partnership Investments and EITF 03-16, Accounting for Investments in Limited Liability Companies. The adjustment to “Investments” in the third quarter of fiscal 2007 resulted in an overstatement of other income for the three and nine months ended April 30, 2007 of $18.6 million ($0.23 per share) and $15.4 million ($0.19 per share), respectively. In accordance with Accounting Principles Board Opinion 28, Interim Financial Reporting, paragraph 29, we did not adjust prior periods results, as the adjustment is not considered to be material to our fiscal 2007 full year results or to prior periods.

Minority Interests. Minority interests arise mostly from the 49% minority owners of Union Telecard Alliance (“UTA”), our calling card distributor in the United States. In the three and nine months ended April 30, 2006, minority interests also arose from the average minority ownership of Net2Phone of approximately 5.8% and 37.7%, respectively. We ceased recording minority interest in the net loss of Net2Phone in the third quarter of fiscal 2006. The decrease in minority interest expense for the nine months ended April 30, 2007 compared to the similar period in fiscal 2006 is primarily due to a decrease in the net income of UTA in the nine months ended April 30, 2007 compared to the similar period in fiscal 2006, partially offset by our acquisition of the entire minority ownership in Net2Phone in the second and third quarters of fiscal 2006. Minority interest expense was $2.7 million in the three months ended April 30, 2007 and 2006 as a result of a decrease in the net income of UTA in the three months ended April 30, 2007 compared to the similar period in fiscal 2006.

Income Taxes. Income tax expense results primarily from income generated by our foreign subsidiaries that cannot be offset against losses generated in the United States. The income tax benefit in the nine months ended April 30, 2006 relates to adjustments of prior period tax accruals mainly as a result of finalizing our federal income tax audit for fiscal 2000. Also in fiscal 2006, the Internal Revenue Service commenced an audit of our federal tax returns for fiscal years 2001, 2002, 2003 and 2004 that is still in process.

Discontinued Operations. Our income from discontinued operations consists of the following:

	Three months ended April 30, 2006	Nine months ended April 30,
		2007	2006
	(in millions)
Loss from operations of IDT Entertainment	$(2.2)	$(7.0)	$(2.3)
Provision for income taxes	(1.5)	(0.2)	(4.9)
Gain on sale of IDT Entertainment	—	198.2	—

Net (loss) income from IDT Entertainment	(3.7)	191.0	(7.2)
(Loss) income from operations of Corbina	(1.3)	—	7.1
Provision for income taxes	(0.3)	—	(1.7)
Gain on sale of Corbina	80.6	—	80.6

Net income from Corbina	79.0	—	86.0

Total discontinued operations	$75.3	$191.0	$78.8

IDT Telecom—Prepaid Products, Consumer Phone Services and Wholesale Telecommunications Services Segments

IDT Telecom operates as three business segments: Prepaid Products, Consumer Phone Services and Wholesale Telecommunications Services. Historically, the Prepaid Products and the Consumer Phone Services segments were both reported in the Retail Telecommunications segment. In addition, IDT Telecom now also includes the operations of Net2Phone, which were integrated into IDT Telecom in the first quarter of fiscal 2007. Net2Phone’s international reseller sales channel, which represented its largest revenue unit, was included within the Consumer Phone Services segment beginning in the first quarter of fiscal 2007. In the third quarter of fiscal 2007, Net2Phone’s international reseller sales channel was transferred to our Wholesale Telecommunications Services segment. Net2Phone’s Cable Telephony business unit, which provides turnkey telephony solutions to small cable operators, is now included within the Consumer Phone Services segment. Net2Phone’s calling card business has been included in the results of our Prepaid Products segment, and Net2Phone’s wholesale carrier operations are now included within our Wholesale Telecommunications Services segment. Also, in the fourth quarter of fiscal 2006, certain new initiatives that were not telecom related were transferred from IDT Telecom to IDT Capital. To the extent possible, comparative historical results for IDT Telecom and IDT Capital have been reclassified to conform to the current business segment presentation, although these results may not be indicative of the results which would have been achieved had the business segment structure been in effect during those periods.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(in millions, except revenue-per-minute)
Revenues:
Prepaid Products	$222.4	$298.8	$(76.4)	(25.6)%	$715.8	$902.8	$(187.0)	(20.7)%
Consumer Phone Services	34.7	65.2	(30.5)	(46.8)	131.0	203.7	(72.7)	(35.7)
Wholesale Telecommunications Services	150.3	140.0	10.3	7.3	459.8	442.5	17.3	3.9

Total revenues	$407.4	$504.0	$(96.6)	(19.2)%	$1,306.6	$1,549.0	$(242.4)	(15.6)%

Minutes of use:
Prepaid Products	2,706	4,181	(1,475)	(35.3)%	9,562	12,823	(3,261)	(25.4)%
Wholesale Telecommunications Services	2,467	2,035	432	21.2	7,195	6,092	1,103	18.1

Total minutes of use	5,173	6,216	(1,043)	(16.8)%	16,757	18,915	(2,158)	(11.4)%

Average revenue-per-minute:
Prepaid Products	$0.0810	$0.0716	$0.0094	13.1%	$0.0747	$0.0701	$0.0046	6.6%
Wholesale Telecommunications Services	0.0609	0.0686	(0.0077)	(11.2)	0.0639	0.0723	(0.0084)	(11.6)

Total average revenue-per-minute	$0.0714	$0.0706	$(0.0008)	(1.1)%	$0.0701	$0.0708	$(0.0007)	(1.0)%

Revenues. Revenue declines, in both the three and nine months ended April 30, 2007 compared to the similar periods in fiscal 2006, occurred in our U.S. and European calling card businesses, and U.S. Consumer Phone Services business. Revenues declined $17.1 million and $30.4 million in the three and nine months ended April 30, 2007, respectively, compared to the similar periods in fiscal 2006 as a result of the sale of our U.K.-based Toucan consumer phone services business, which was consummated in the first quarter of fiscal 2007. Partially offsetting these declines were increases in revenues from our Wholesale Telecommunications Services business and from TúYo Mobile, the wireless unit of IDT Telecom that operates as a Mobile Virtual Network Operator, or MVNO.

Total minutes-of-use, which is the primary driver of revenues, declined by 16.8% and 11.4% in the three and nine months ended April 30, 2007, respectively, when compared to the similar periods in fiscal 2006. Comprising this decline was a drop of 35.3% and 25.4% in minutes-of-use in our calling cards primarily in the United States and Europe in the three and nine months ended April 30, 2007, respectively, partially offset by growth of 21.2% and 18.1% respectively, in minutes-of-use in our Wholesale Telecommunications Services segment. The decline in calling card minutes-of-use in the three and nine months ended April 30, 2007 arose as a result of competitive pressures and our decision to raise rates on many of our calling cards over the second half of fiscal 2006 and into fiscal 2007.

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

During the first three quarters of fiscal 2007, we instituted selective price increases on our calling cards in the United States and Europe, in an effort to increase gross margins. However, during this period we also decreased prices on certain cards, in an attempt to balance between our need to regain market share in certain regions while maintaining our desired level of gross margins. For the first three quarters of fiscal 2007 as a whole, we experienced slightly higher per-minute price realizations, when compared to the first three quarters of fiscal 2006.

The decline in calling card revenues of 25.6% and 20.27% in the three and nine months ended April 30, 2007, respectively, compared to the similar periods in fiscal 2006 were primarily driven by lower sales in the United States and Europe, partially offset by a slight increase in South America. Going forward, we expect further declines in calling card revenues, albeit at a lower rate of decline than we have seen in recent periods. Gains in the smaller, emerging markets of Latin America and Asia, and continued stabilization of European calling card revenues, will be outweighed by continued weakness in the U.S.

The customer base for our U.S. bundled, unlimited local and long distance phone services business was approximately 96,400 as of April 30, 2007 compared to 165,000 as of April 30, 2006. We currently offer local service in the following 11 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island and California. In April and May 2007, we sold our entire bundled, unlimited local and long distance phone services business in Florida and Georgia consisting of approximately 5,400 customers. In addition, the customer base for long distance-only services was 218,900 as of April 30, 2007, compared to 266,000 as of April 30, 2006. The declines, particularly in our bundled offering, are reflective of our decision to stop marketing these services following the FCC’s termination of the UNE-P pricing regime in calendar 2005, which has resulted in an increased cost structure and inferior economics for this business.

As a percentage of IDT Telecom’s overall revenues, Prepaid Products revenues decreased from 58.3% in the nine months ended April 30, 2006 to 54.8% in the nine months ended April 30, 2007, Consumer Phone Services revenues decreased from 13.1% in the nine months ended April 30, 2006 to 10.0% in the nine months ended April 30, 2007, and Wholesale Telecommunications Services revenues increased from 28.6% in the nine months ended April 30, 2006 to 35.2% in the nine months ended April 30, 2007.

The increase in revenues in our Wholesale Telecommunications Services segment in both the three and nine months ended April 30, 2007 was a direct result of increased traffic volumes, which was partially offset by lower per-minute price realizations. Revenues from internationally-originated wholesale minutes continued to account for an increasing proportion of overall wholesale revenues, owing to the continued weakness in the U.S. dollar versus most major foreign currencies, which results in our rates (delineated in U.S. dollars as our costs are in U.S. dollars) being relatively attractive compared to others’ rates. The decrease in average revenue-per-minute in our Wholesale Telecommunications Services segment was due primarily to continued competition.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(in millions, except revenue-per-minute)
Direct cost of revenues
Prepaid Products	$176.8	$279.2	$(102.4)	(36.7)%	$568.7	$755.4	$(186.7)	(24.7)%
Consumer Phone Services	22.2	38.4	(16.2)	(42.0)	79.6	115.0	(35.4)	(30.7)
Wholesale Telecommunications Services	129.5	120.2	9.3	7.7	389.4	381.5	7.9	2.1

Direct cost of revenues	$328.5	$437.8	$(109.3)	(25.0)%	$1,037.7	$1,251.9	$(214.2)	(17.1)%

Average termination cost-per-minute
Prepaid Products	$0.0678	$0.0579	$0.0099	17.1%	$0.0618	$0.0576	$0.0042	7.3%
Wholesale Telecommunications Services	0.0536	0.0601	(0.0065)	(10.9)	0.0550	0.0633	(0.0083)	(13.1)

Total average termination cost- per-minute	$0.0609	$0.0586	$0.0023	3.9%	$0.0588	$0.0594	$(0.0006)	(1.0)%

Direct Cost of Revenues. The decrease in direct cost of revenues in both the three and nine months ended April 30, 2007 compared to the similar periods in fiscal 2006 in our prepaid products is due primarily to our lower revenues and due to a $48.1 million regulatory fee accrual recorded in the third quarter of fiscal 2006, as a result of an audit of our U.S. calling card business for calendar years 2000 through 2004. Direct cost of revenues for consumer phone service decreased due to lower revenues and also reflected a decrease of $10.7 million and $16.3 million in the three and nine months ended April 30, 2007, respectively, compared to the similar periods in fiscal 2006 as a result of the sale of our U.K.-based consumer phone services business, which was consummated in the first quarter of fiscal 2007. Direct cost of revenues for Wholesale Telecommunication Services increased due to the increased traffic volumes in that business segment. Our average termination cost-per-minute represents our average direct cost for minutes that we buy in order to terminate calls related to our Prepaid Products and Wholesale Carrier businesses. These costs exclude minutes of use related to our Consumer Phone Services business, as its on-network traffic is insignificant.

	Three months ended April 30,			Nine months ended April 30,
	2007	2006	Change	2007	2006	Change
Gross margin percentage
Prepaid Products	20.5%	6.6%	13.9%	20.5%	16.3%	4.2%
Consumer Phone Services	35.7	41.1	(5.4)	39.2	43.5	(4.3)
Wholesale Telecommunications Services	13.8	14.2	(0.4)	15.3	13.8	1.5

Total gross margin percentage	19.4%	13.1%	6.3%	20.6%	19.2%	1.4%

Gross Margins. Overall, IDT Telecom gross margins increased from 13.1% in the third quarter of fiscal 2006 to 19.4% in the third quarter of fiscal 2007 and from 19.2% in the nine months ended April 30, 2006 to 20.6% in the nine months ended April 30, 2007 primarily due to the $48.1 million regulatory fee accrual included in direct cost of revenues in the third quarter of fiscal 2006.

Gross margins in our Prepaid Products segment increased from 6.6% in the third quarter of fiscal 2006 to 20.5% in the third quarter of fiscal 2007 and from 16.3% in the nine months ended April 30, 2006 to 20.5% in the nine months ended April 30, 2007. These increases are mainly a result of the regulatory fee accrual included in direct cost of revenues that we recorded in the third quarter of fiscal 2006, partially offset by a decrease in gross margins as a result of continued competition.

Gross margins for the Consumer Phone Services segment decreased from 41.1% in the third quarter of fiscal 2006 to 35.7% in the third quarter of fiscal 2007 and from 43.5% in the nine months ended April 30, 2006 to 39.2% in the nine months ended April 30, 2007 primarily as a result of the increased cost structure and inferior economics for this business as a result of the FCC’s termination of the UNE-P pricing regime in calendar 2005.

Gross margins in our Wholesale Telecommunications Services segment decreased from 14.2% in the third quarter of fiscal 2006 to 13.8% in the third quarter of fiscal 2007, and increased from 13.8% in the nine months ended April 30, 2006 to 15.3% in the nine months ended April 30, 2007. The gross margin increase in the nine months ended April 30, 2007 compared to the similar period in fiscal 2006 is a result of decreases in per-minute termination costs that exceeded the declines in average revenue-per-minute. The gross margin decrease in the third quarter of fiscal 2007 compared to the similar period in fiscal 2006 reflects a decline in revenues from one of the two higher margin wholesale customers in the third quarter of fiscal 2007. Higher connectivity expenses also affected gross margins in our Wholesale Telecommunications Services segment, as wholesale minutes continue to account for a growing proportion of our overall network minutes. Going forward, we believe Wholesale Telecommunications Services gross margins will more closely resemble the levels established in fiscal 2006.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(in millions)
Selling, general and administrative expenses
Prepaid Products	$45.4	$49.3	$(3.9)	(8.0)%	$132.1	$146.1	$(14.0)	(9.6)%
Consumer Phone Services	10.0	28.1	(18.1)	(64.4)	42.4	93.6	(51.2)	(54.7)
Wholesale Telecommunications Services	20.3	25.7	(5.4)	(20.9)	63.1	73.0	(9.9)	(13.6)

Total selling, general and administrative	$75.8	$103.2	$(27.4)	(26.6)%	$237.6	$312.7	$(75.1)	(24.0)%

Selling, General and Administrative. The decrease in selling, general and administrative expenses in both the three and nine months ended April 30, 2007 compared to the similar periods in fiscal 2006 was mainly due to lower compensation costs as a result of the cost savings program we initiated in the third quarter of fiscal 2006, and cost savings as a result of the integration of Net2Phone with IDT Telecom. In addition, selling, general and administrative expenses in our Consumer Phone Services segment decreased as a result of lower levels of marketing and advertising and other costs at our U.S. Consumer Phone Services business, which is in a harvest mode, and decreased $11.6 million and $26.1 million in the three and nine months ended April 30, 2007, respectively, compared to the similar periods in fiscal 2006 as a result of the sale of our U.K.-based consumer phone services business during the first quarter of fiscal 2007. As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses decreased from 20.5% and 20.2% in the three and nine months ended April 30, 2006, respectively, to 18.6% and 18.2% in the three and nine months ended April 30, 2007, respectively, as selling, general and administrative expenses decreased at a faster rate than our revenues.

Stock-based compensation expense included in selling, general and administrative expenses, relating primarily to the vesting of restricted stock grants, was $0.8 million and $3.1 million in the three and nine months ended April 30, 2007, respectively, compared to $5.9 million and $14.8 million in the three and nine months ended April 30, 2006, respectively.

Restructuring and Severance Charges. The charges in the three and nine months ended April 30, 2007 of $1.1 million and $6.7 million, respectively, consist primarily of severance relating to a company-wide cost savings program initiated towards the end of the third quarter of fiscal 2006 and the integration of Net2Phone in the first quarter of fiscal 2007. The program was initiated to better align the Company’s infrastructure to its current business needs. The three and nine months ended April 30, 2006 include severance related charges of $5.1 million and $4.5 million, respectively, primarily related to the elimination of customer service and certain other positions.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(in millions)
Income (loss) from operations
Prepaid Products	$(11.4)	$(42.8)	$31.4	73.3%	$(20.9)	$(38.3)	$17.4	45.5%
Consumer Phone Services	0.9	(4.7)	5.6	121.0	48.0	(9.7)	57.7	594.8
Wholesale Telecommunications Services	(5.6)	(13.3)	7.7	57.7	(11.6)	(32.6)	21.0	64.5

Total income (loss) from operations	$(16.1)	$(60.8)	$44.7	73.6%	$15.5	$(80.6)	$96.1	119.2%

Consumer Phone Services segment income from operations in the nine months ended April 30, 2007. In the first quarter of fiscal 2007, we completed the sale of our United Kingdom-based consumer phone services business, Toucan, to Pipex Communications plc, in exchange for $38.4 million in cash (including the assumption of inter-company obligations owed to IDT and its subsidiaries) and 43.2 million Pipex ordinary shares, which were later sold for $7.9 million. The Consumer Phone Services segment’s income from operations in the nine months ended April 30, 2007 includes the gain of $44.7 million that we recognized in connection with this sale.

IDT Capital

In the fourth quarter of fiscal 2006, certain new initiatives that were not telecom related were transferred from IDT Telecom to IDT Capital. Also, in the third quarter of fiscal 2007, certain businesses that were included in corporate were transferred to IDT Capital. To the extent possible, comparative historical results for IDT Capital, IDT Telecom and corporate have been reclassified to conform to the current business segment presentation, although these results may not be indicative of the results which would have been achieved had the business segment structure been in effect during those periods.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(in millions)
Revenues
Energy	$57.3	$28.6	$28.7	100.0%	$145.4	$84.6	$60.8	71.9%
Ethnic Grocery Brands	7.8	3.2	4.6	142.7	26.4	3.3	23.1	717.9
Local Media	4.9	4.1	0.8	20.0	15.9	13.3	2.6	19.5
Carmel	1.0	0.1	0.9	nm	3.7	0.1	3.6	nm
Other	6.7	6.9	(0.2)	(1.3)	21.5	17.2	4.3	25.1

Total revenues	$77.7	$42.9	$34.8	81.3%	$212.9	$118.5	$94.4	79.6%

nm—not meaningful

Revenues. IDT Energy operates an energy services company, or ESCO, that resells both natural gas and electricity to residential and select small business customers throughout New York State. IDT Energy’s revenues consist of electricity sales of $25.5 million and $77.8 million for the three and nine months ended April 30, 2007, respectively, compared to $13.0 million and $38.5 million for the same periods in fiscal 2006, and natural gas sales of $31.8 million and $67.6 million for the three and nine months ended April 30, 2007, respectively, compared to $15.6 million and $46.1 million for the same periods in fiscal 2006. For the three and nine month periods in fiscal 2007, we had higher electricity and gas revenues as a result of increased consumption by our larger consumer base.

As of April 30, 2007, our energy subscriber base consisted of approximately 284,000 meters compared to 167,000 meters as of April 30, 2006. We expect to continue growing this customer base throughout the remainder of fiscal 2007. During the third fiscal quarter we continued investing in our forecasting and load management systems, which should increase our ability to capitalize on market pricing opportunities as well as manage our natural gas costs more effectively in the future.

Our Ethnic Grocery Brands, or EGB, operation focuses on distributing ethnic-oriented foods. In March 2006, EGB, which is 90% owned by our 51%-owned calling card distribution subsidiary, UTA, purchased the assets of Vitarroz Corp. As of April 30, 2007, EGB distributed over 1,000 ethnic food products. During the first quarter of fiscal 2007, EGB signed agreements to represent several other brands of ethnic food products. During the second quarter of fiscal 2007, EGB began implementation of an Enterprise Resource Planning (ERP) system to enhance its inventory control and fulfillment process as well as incorporate certain of EGB’s processes into an integrated system. EGB expects to complete the implementation of its ERP system by July 31, 2007. During the third quarter of fiscal 2007, EGB moved to a larger warehouse facility to further enhance its inventory fulfillment process.

Our Local Media business unit is primarily comprised of CTM Brochure Display and WMET radio. CTM’s revenues were $4.2 million in the third quarter of fiscal 2007, $3.9 million in the third quarter of fiscal 2006, $13.8 million in the nine months ended April 30, 2007, and $12.7 million in the nine months ended April 30, 2006.

Our IDT Carmel operations purchases consumer receivables from credit card banks, utilities and others at a discount to face value and then seeks to collect these debts. The receivables management and collections business has matured significantly over the past several years and today the competitive landscape includes a number of public companies, as well as many hundreds of other smaller operators, focused on specific niches within the market.

The “Other” category includes IDT Global Services (which is primarily comprised of our call center operations), our Internet Mobile Group, our Net2Phone Ventures division, and other smaller initiatives and operations, including certain real estate investments.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(in millions)
Direct costs of revenues
Energy	$50.9	$24.5	$26.4	107.6%	$123.5	$77.3	$46.2	59.7%
Ethnic Grocery Brands	6.3	2.2	4.1	188.8	21.2	2.2	19.0	863.6
Local Media	1.8	1.2	0.6	52.0	4.8	3.8	1.0	24.6
Carmel	3.2	0.1	3.1	nm	6.3	0.1	6.2	nm
Other	4.8	4.2	0.6	16.5	13.9	10.9	3.0	28.8

Total direct costs of revenues	$67.0	$32.2	$34.8	108.6%	$169.7	$94.3	$75.4	80.0%

nm—not meaningful

Direct Cost of Revenues. IDT Capital’s gross margins decreased from 25.0% in the third quarter of fiscal 2006 to 13.7% in the third quarter of fiscal 2007 primarily as a result of decreases in the gross margins of IDT Energy and EGB. IDT Capital’s gross margins decreased from 20.4% in the nine months ended April 30, 2006 to 20.3% in the nine months ended April 30, 2007 primarily as a result of a decrease in the gross margin of EGB partially offset by higher than expected margins in our energy business in 2007.

IDT Energy purchases natural gas through wholesale suppliers and various utility companies, and electricity through the New York State competitive wholesale market for capacity, energy and ancillary services administrated by the NYISO—New York’s Independent System Operator. IDT Energy’s direct cost of revenues consist of electricity cost of $21.8 million and $62.9 million for the three and nine months ended April 30, 2007, respectively, compared to $11.3 million and $35.6 million for the same periods in fiscal 2006, and cost of natural gas of $29.1 million and $60.6 million for the three and nine months ended April 30, 2007, respectively, compared to $13.2 million and $41.7 million for the same periods in fiscal 2006.

Gross margins in IDT Energy for the three and nine months ended April 30, 2007 were 11.2% and 15.1%, respectively, compared to 14.5% and 8.6% in the comparable periods in fiscal 2006. Comprising these figures were gross margins on electricity sales for the three and nine months ended April 30, 2007 of 14.5% and 19.2%, respectively compared to 13.1% and 7.5% in the comparable periods in fiscal 2006 and gross margins on natural gas sales for the three and nine months ended April 30, 2007 of 8.2% and 10.4%, respectively compared to 15.4% and 9.5% in the comparable periods in fiscal 2006. The improved margins for electricity are primarily a result of managing the direct costs and our taking advantage of unique market opportunities during fiscal 2007. The gross margin on natural gas sales decreased in the third quarter of 2007 when compared to the third quarter of fiscal 2006 as a result of increases in direct costs of revenues that were not included in the natural gas sales price during the period. The gross margin on natural gas sales increased in the nine months ended April 30, 2007 when compared to the nine months ended April 30, 2006 primarily a result of managing the direct costs and our taking advantage of unique market opportunities during fiscal 2007. We anticipate that over a longer period gross margins in IDT Energy will range between 5% and 6%.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(in millions)
Selling, general and administrative
Energy	$3.9	$2.4	$1.5	62.9%	$11.0	$6.3	$4.7	74.9%
Ethnic Grocery Brands	3.4	1.0	2.4	260.0	8.7	0.9	7.8	824.7
Local Media	4.1	2.9	1.2	40.9	11.8	9.1	2.7	29.3
Carmel	1.0	0.5	0.5	119.5	2.7	1.3	1.4	104.4
Other	8.5	11.0	(2.5)	(23.2)	22.3	25.3	(3.0)	(11.8)

Total selling, general and administrative	$20.9	$17.8	$3.1	17.8%	$56.5	$42.9	$13.6	31.4%

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation costs, as well as the advertising, promotion, marketing and sales commissions to independent agents of our retail energy business. As a percentage of IDT Capital’s revenues, selling, general and administrative expenses decreased from 41.5% and 36.2% in the three and nine months ended April 30, 2006, respectively, to 26.9% and 26.5% in the three and nine months ended April 30, 2007, respectively, as the segment’s revenue growth, driven by its retail energy business, was higher than the growth in selling, general and administrative expenses.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(in millions)
Income (loss) from operations
Energy	$2.4	$1.7	$0.7	44.9%	$10.9	$0.9	$10.0	nm
Ethnic Grocery Brands	(1.9)	—	(1.9)	nm	(3.6)	—	(3.6)	nm
Local Media	(1.4)	(0.4)	(1.0)	(234.5)	(1.7)	(0.6)	(1.1)	(161.7)%
Carmel	(3.3)	(0.5)	(2.8)	(541.8)	(5.5)	(1.3)	(4.2)	(322.9)
Other	(7.9)	(9.4)	1.5	15.4	(18.0)	(22.5)	4.5	19.8

Total income (loss) from operations	$(12.1)	$(8.6)	$(3.5)	(42.3)%	$(17.9)	$(23.5)	$5.6	23.7%

nm—not meaningful

Corporate

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(in millions)
General and administrative expenses	$18.1	$12.4	$5.7	46.0%	$44.2	$42.1	$2.1	5.0%
Depreciation and amortization	0.5	0.5	—	—	1.7	1.9	(0.2)	(9.6)
Restructuring and severance charges	0.4	—	0.4	nm	0.6	—	0.6	nm

Loss from operations	$19.0	$12.9	$6.1	47.4%	$46.5	$44.0	$2.5	5.8%

nm—not meaningful

In the third quarter of fiscal 2007, certain businesses that were included in corporate were transferred to IDT Capital. Corporate costs include certain services, such as corporate executive compensation, treasury, tax and accounting services, public and investor relations, corporate insurance, legal, business development and other general corporate expenses, as well as depreciation expense on corporate assets. Such corporate costs are not allocable to any specific segment. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

General and Administrative. As a percentage of our total consolidated revenues from continuing operations, corporate general and administrative expenses increased from 2.3% and 2.5% in the three and nine months ended April 30, 2006, respectively, to 3.7% and 2.9% in the three and nine months ended April 30, 2007, respectively, as corporate general and administrative expenses increased while our consolidated revenues decreased.

Liquidity and Capital Resources

General

Historically, we have satisfied our cash requirements through a combination of our existing cash and cash equivalents, cash flow from operating activities, proceeds from the sales of marketable securities and investments, sales of our equity securities including the exercise of stock options and sales under our employee stock purchase plan, borrowings from third parties, and the sales of businesses (e.g. Corbina Telecom, IDT Entertainment, and Toucan).

	Nine months ended April 30,
	2007	2006
	(in millions)
Cash flows (used in) provided by
Operating activities	$(83.7)	$(68.9)
Investing activities	243.6	138.5
Financing activities	(33.2)	(88.7)
Effect of exchange rate changes on cash and cash equivalents	5.6	4.3

Increase (decrease) in cash and cash equivalents from continuing operations	132.3	(14.8)

Net cash used in discontinued operations	(8.9)	(30.8)

Increase (decrease) in cash and cash equivalents	$123.4	$(45.6)

Operating Activities

As of April 30, 2007, we had cash, cash equivalents and marketable securities of $674.3 million and working capital (current assets less current liabilities) of $500.4 million. Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable, inventories and trade accounts payable.

Towards the end of the third quarter of fiscal 2006, we initiated a company-wide cost savings program to better align our infrastructure to our current and anticipated near-term business needs. As of April 30, 2007, the program resulted in the termination of approximately 570 employees, of which more than 270 were customer service related positions at IDT Telecom. These reductions resulted in severance and other payments of $16.8 million in the nine months ended April 30, 2007. As of April 30, 2007, approximately $6.0 million remained accrued for the ultimate payment of severance and other costs related to this cost savings initiative. In May 2007, approximately 300 additional positions were eliminated through attrition and terminations, which substantially completed this program. As a result, we expect additional severance charges of approximately $12.0 million in the fourth quarter of fiscal 2007.

Investing Activities

During the nine months ended April 30, 2007 and 2006, proceeds from sales and maturities of marketable securities net of purchases of marketable securities were $6.7 million and $160.1 million, respectively. Our capital expenditures were $26.4 million in the nine months ended April 30, 2007, compared to $43.8 million in the nine months ended April 30, 2006. These expenditures were mostly to support our international and domestic telecommunications network infrastructure.

We currently anticipate that total capital expenditures for all our divisions for fiscal 2007 will be approximately $35 million. Our near term focus is on streamlining our global network through the hybridization of the Net2Phone and IDT networks. We expect to fund our capital expenditures with our cash, cash equivalents and marketable securities on hand. From time to time, we will also finance a portion of our capital expenditures through capital leases.

In the nine months ended April 30, 2007, we purchased $47.3 million of debt portfolios, including $32.5 million of credit card debt through FFPM Carmel Holdings I, and principal collections and proceeds from resale of debt portfolios totaled $14.4 million. Our total investment through FFPM Carmel Holdings I will depend on the size of the portfolios provided by the selling bank, to a maximum commitment of $125 million for the 12-monthly portfolios.

In the second quarter of fiscal 2007, we announced the formation of our Internet Mobile Group and the acquisition of the mobile Internet community Zedge.net for $2.1 million.

In the first quarter of fiscal 2007, we completed the sale of IDT Entertainment to Liberty Media Corporation for (i) 14.9 million shares of our Class B common stock and Liberty Media’s approximate 4.8% interest in IDT Telecom, (ii) $229.5 million in cash, subject to certain working capital adjustments, for which we have accrued a liability of $19 million as of April 30, 2007, pending final settlement, (iii) the repayment of $58.7 million of IDT Entertainment’s intercompany indebtedness payable to IDT and (iv) the assumption, by Liberty Media, of all of IDT Entertainment’s indebtedness. We recorded a gain of $198.2 million on the sale of IDT Entertainment.

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

During the nine months ended April 30, 2006, we purchased a total of 46.7 million shares of Net2Phone for a total purchase price of $97.2 million.

On March 2, 2006, we consummated the sale of our Russian telecom business, Corbina, to a Moscow based consortium of private equity investors, for net proceeds of $129.3 million in cash after banking and other transaction related costs.

Financing Activities

On March 14, 2007, our Board of Directors authorized a cash dividend of $0.25 per share of our Common Stock, Class A Common Stock and Class B Common Stock, with the intention to continue paying dividends, on a quarterly basis, subject to Board approval, of $0.125 per share. The $0.25 per share dividend in the aggregate amount of $20.6 million was paid on April 24, 2007 to shareholders of record at the close of business on March 27, 2007.

We received approximately $5.2 million in proceeds from the exercise of our stock options during the nine months ended April 30, 2007, compared to $0.7 million in proceeds during the nine months ended April 30, 2006. During the nine months ended April 30, 2007 and 2006, proceeds from borrowings were $13.3 million and $12.2 million, respectively. We also repaid capital lease obligations of $15.6 million and $14.1 million during the nine months ended April 30, 2007 and 2006, respectively. In addition, we distributed to the minority equity holders of our Union Telecard Alliance subsidiary and its consolidated partners $9.9 million and $19.9 million in cash during the nine months ended April 30, 2007 and 2006, respectively.

In the nine months ended April 30, 2006, we repurchased an aggregate of 5.2 million shares of our common stock and Class B common stock for $63.7 million. In June 2006, our Board of Directors authorized a new stock repurchase program for the repurchase of up to an aggregate of 25 million shares of our Class B common stock and common stock, without regard to class. As of April 30, 2007, 24.5 million shares remained available under our stock repurchase program. In the nine months ended April 30, 2007, we did not purchase any shares under our stock repurchase program.

In the nine months ended April 30, 2007 and 2006, we acquired an aggregate of 0.3 million and 0.3 million shares, respectively, of our Class B common stock held by certain of our employees for $3.9 million and $3.8 million, respectively, to satisfy these employees’ tax withholding obligations in connection with the vesting of restricted stock awards.

During the first three quarters of fiscal 2007, we continued to fund our IDT Capital segment, as many of its businesses do not yet generate positive cash flows. We anticipate that IDT Capital will continue to rely on us to fund its cash needs, including operating expenses, capital expenditures, and potential investments and acquisitions.

Changes in Trade Accounts Receivable and Allowance for Doubtful Accounts

Gross trade accounts receivable decreased $11.5 million from $223.5 million at July 31, 2006 to $212.0 million at April 30, 2007 mostly due to the sale of our U.K.-based Toucan business and write-offs of accounts receivable by IDT Telecom, partially offset by an increase in IDT Energy’s receivables. The allowance for doubtful accounts as a percentage of gross trade accounts receivable decreased from 17.2% at July 31, 2006 to 12.0% at April 30, 2007 due primarily to the sale of our U.K.-based Toucan business, which had a relatively higher allowance for doubtful accounts, write-offs of accounts receivable by IDT Telecom as well as the growth of our retail energy business, which has a significantly lower bad debt risk compared to our other businesses.

Other Sources and Uses of Resources

We intend to, where appropriate, make strategic acquisitions to expand our telecommunications businesses. From time to time, we evaluate potential acquisitions of companies, technologies, products and customer accounts that complement our core telecom businesses. We also intend to make strategic investments and acquisitions to complement and/or expand our IDT Capital segment, which may include the purchase of businesses and/or assets in the energy, local media and other industries, as well as additional purchases of consumer debt businesses and/or portfolios, which we are aggressively pursuing. In considering investments and acquisitions, we search for opportunities to profitably grow our existing businesses, to add qualitatively to the range of businesses in the IDT portfolio and to achieve operational synergies. At this time, we cannot guarantee that we will be presented with acquisition opportunities that meet our return on investment (ROI) criteria, or that our efforts to make acquisitions that meet our criteria will be successful.

We believe that, based upon our present business plan, and due to the balance of cash, cash equivalents and marketable securities we held as of April 30, 2007, our existing cash resources will be sufficient to meet our currently anticipated working capital and capital expenditure requirements, and to fund any potential operating cash flow deficits within any of our segments for at least the next twelve months. If our growth exceeds current expectations, or if we acquire the business or assets of another company, we might need to raise additional capital from equity or debt sources. There can be no assurance that we will be able to raise such capital on favorable terms or at all. If we are unable to obtain such additional capital, we may be required to reduce the scope of our anticipated expansion, which could have a material adverse effect on our business, financial condition and/or results of operations.

Foreign Currency Risk

Revenues from our international operations represented 29.9% and 29.7% of our consolidated revenues for the nine months ended April 30, 2007 and 2006, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar. Foreign currency exchange risk is mostly mitigated by our ability to offset the majority of these non dollar-denominated revenues with operating expenses that are paid in the same currencies. As such, the net amount of our exposure to foreign currency exchange rate changes is generally not material.

Recently Issued Accounting Standards Not Yet Adopted

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards SFAS No. 109 and prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are required to adopt FIN 48 effective August 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. We are currently evaluating the impact of FIN 48 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, however, for some entities, the application of this Statement will change current practice. We are required to adopt SFAS 157 effective August 1, 2008 and are currently evaluating the impact of SFAS 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new SFAS does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS 107, Disclosures about Fair Value of Financial Instruments. We are required to adopt SFAS 159 effective August 1, 2008 and are currently evaluating the impact of SFAS 159 on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are exposed to various types of market risks in the normal course of business, including the impact of changes in commodity prices, interest rates and foreign currency exchange rates. We may hedge market price fluctuations associated with physical purchases and sales of electricity and natural gas by using derivative instruments including futures, forwards, basis swaps, transmission congestion contracts and financial transmission rights contracts. We are exposed to changes in interest rates primarily from our investments in cash equivalents and marketable debt securities. On occasion, we use interest rate derivative instruments and investment strategies to manage our exposure to interest rate changes, such as short sale strategies and repurchase and reverse repurchase agreements. In addition, fluctuations in market interest rates may lead to significant fluctuations in the fair value of our notes payable and capital lease obligations. If necessary, we may take appropriate actions to limit the negative effect of interest rate fluctuations on our obligations. We do not consider our market risk exposure relating to foreign currency exchange to be material, as we generally have sufficient cash outflows denominated in foreign currencies to largely offset the cash inflows denominated in the same currencies, thereby creating a natural hedge. In order to mitigate the risk associated with any remaining net foreign exchange exposure, which we experience from time to time, we have, on occasion, entered into foreign exchange hedges. In addition to, but separate from our primary business, we hold a small portion of our total asset portfolio in hedge funds for speculative and strategic purposes. As of April 30, 2007, the carrying value of our investments in such hedge funds was approximately $56.5 million. Investments in hedge funds carry a significant degree of risk, which will depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that the managers of these hedge funds will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our interests in these funds may go down as well as up and we may not receive, upon redemption, the amounts originally invested.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 12 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We are subject to other legal proceedings, which have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurances in this regard, in the opinion of management, such proceedings will not have a material adverse effect on our results of operations, cash flows, or our financial condition.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended July 31, 2006, except for the following:

Our revenues will suffer if our distributors and sales representatives, particularly Union Telecard Alliance, LLC, fail to effectively market and distribute our prepaid calling card products and other services.

We rely on our distributors and representatives for marketing and distribution of our prepaid calling card products and other services. We hold a 51% ownership interest in Union Telecard Alliance, LLC, or UTA, which utilizes a network of more than 1,000 sub-distributors (ranging from large companies to sole proprietors) that sell to over 250,000 retail outlets throughout the United States to distribute our prepaid calling cards. Subject to provisions of early termination, our exclusive distribution agreement with UTA was set to expire on April 25, 2007. This agreement was extended for a period of two years until April 24, 2009 under the same terms. In foreign countries, we are dependent upon our distributors and independent sales representatives, many of which also sell services or products of other companies. As a result, we cannot control whether these foreign distributors and sales representatives will devote sufficient efforts to selling our services. In addition, we may not succeed in finding capable retailers and sales representatives in new markets that we may enter. If our distributors or sales representatives fail to effectively market or distribute our prepaid calling card products and other services, our ability to generate revenues and grow our customer base could be substantially impaired.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to purchases by the Company of its shares during the third quarter of fiscal 2007:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1—28, 2007 (2)	107,084	$13.29	0	24,584,500

March 1—31, 2007 (2)	2,089	$11.38	0	24,584,500

April 1—30, 2007	0	$0	0	24,584,500

Total	109,173	$13.25	0

(1)	Under our existing stock repurchase program, approved by our Board of Directors on June 13, 2006, we are authorized to repurchase up to an aggregate of 25 million shares of our Class B common stock and our common stock, without regard to class.
(2)	Consists of shares of Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted stock. Such shares are repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDT CORPORATION

June 11, 2007	By:	/s/ JAMES A. COURTER
James A. Courter Chief Executive Officer and Vice-Chairman (Principal Executive Officer)

June 11, 2007	By:	/s/ STEPHEN R. BROWN
Stephen R. Brown Chief Financial Officer and Treasurer (Principal Financial Officer)