Form 10-K
period 2007-07-31
IDT CORP
filed 2007-10-15
CIK 1005731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[✓] Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended July 31, 2007, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [✓]    No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [✓ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  [    ]        Accelerated filer  [✓]        Non-accelerated filer  [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [    ]    No [✓]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on January 31, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $13.45 and of the common stock of $13.93, as reported on the New York Stock Exchange, was approximately $607 million.

As of October 5, 2007, the registrant had outstanding 56,043,551 shares of Class B common stock, 9,816,988 shares of Class A common stock, and 14,996,273 shares of common stock. Excluded from these numbers are 7,217,652 shares of Class B common stock and 10,078,587 shares of common stock held in treasury by IDT Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held December 18, 2007, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

IDT Corporation

Annual Report on Form 10-K

Part I

As used in this Annual Report, unless the context otherwise requires, the terms “the Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and its subsidiaries, collectively. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2007 refers to the fiscal year ended July 31, 2007).

Item 1. Business.

OVERVIEW

We are a multinational holding company with operations that span several industries. Our principal businesses consist of:

•

IDT Telecom, through which we provide telecommunications services and products worldwide to retail and wholesale customers, including prepaid and rechargeable calling cards, consumer local and long distance service, prepaid wireless phone services and wholesale carrier services;

•	IDT Energy, which operates our Energy Services Company, or ESCO, in New York State;
•	IDT Carmel, our receivables portfolio management and collection businesses;
•	IDT Local Media, which is primarily comprised of CTM Brochure Display, our brochure distribution company, and the WMET AM radio station in the Washington, D.C. metropolitan area; and
•

IDT Internet Mobile Group, under which we operate our Zedge websites and platform geared toward content for mobile devices, and Zedge Studios, which is focused on creating and distributing proprietary and licensed content for traditional and internet/mobile distribution.

We hold assets and operate other smaller or early-stage initiatives and operations under our IDT Capital subsidiary, including IDT Spectrum, which holds a significant number of Federal Communications Commission, or FCC, licenses for commercial fixed wireless spectrum in the United States, Ethnic Grocery Brands, our grocery distribution business, IDT Global Services, which is primarily comprised of call center operations, and certain real estate investments.

IDT began operations in 1990 offering international call re-origination services. As we grew, we shifted our focus to carrying international telecommunications traffic for other carriers at competitive rates, utilizing a least-cost-routing system, and then began providing those services to retail customers through the introduction of prepaid calling cards in 1997, and the launch of consumer long-distance services in 1993. Via Net2Phone, we introduced VoIP services in 1996.

Throughout our history, IDT has invested in a number of non-telecom businesses, including in the entertainment industry. We sold IDT Entertainment to affiliates of Liberty Media Corporation in fiscal 2007.

We conduct our business through the following reportable segments:

•	Prepaid Products;
•	Consumer Phone Services;
•	Wholesale Telecommunications Services; and
•	IDT Energy.

Prepaid Products, Consumer Phone Services and Wholesale Telecommunications Services comprise IDT Telecom. All other operating segments that are not reportable individually are called IDT Capital.

IDT Telecom.  IDT Telecom’s business consists principally of:

•	our Prepaid Products segment, which sells prepaid and rechargeable calling cards and wireless services;
•	our Consumer Phone Services segment, which sells consumer local, long distance and mobile phone services; and

•	our Wholesale Telecommunications Services segment, which sells telecommunications services to wholesale customers.

IDT Telecom, particularly the Prepaid Products segment, is facing extraordinary competitive and other pressures, which have caused a decline in its revenues and an increase in its operating and net losses. IDT Telecom’s competitors continue to aggressively price their services. In addition, there has been a gradual shift in demand away from calling cards and into wireless products, which has further eroded pricing power in our calling card business. Furthermore, we believe that many of our calling card competitors do not operate in accordance with relevant regulations and do not provide their customers with all services purchased. We have commenced legal action and a lobbying campaign in an attempt to level the playing field in the calling card industry.

Our Prepaid Products segment markets and sells prepaid and rechargeable calling cards in the United States and abroad, providing telephone services to more than 230 countries and territories. Our prepaid calling cards are marketed primarily to ethnic and immigrant communities in the United States, Europe, Latin America and Asia that generate high levels of international call volume.

In the United States, our prepaid calling cards are mainly distributed to retail outlets, including local groceries, convenience stores, newsstands and gas stations, through our 51%-owned U.S. calling card distribution partnership, Union Telecard Alliance, LLC, or UTA. UTA utilizes a network of more than 1,000 sub-distributors, ranging from large companies to sole proprietors that sell to retail outlets throughout the United States. In addition to UTA’s sub-distributors network, UTA is in the early stages of developing its own direct-to-retailer distribution network in order to increase revenues and margins by, among other things, driving sales with an increased brand identity. We believe that the development of UTA’s direct-to-retailer distribution network may take significant time, and there is no assurance UTA can successfully or cost-effectively build such a network or that the development of this distribution network may not otherwise adversely affect our business.

Our Prepaid Products segment also markets private label retail and promotional calling cards primarily to retail chains.

We sold approximately 220 million prepaid calling cards during fiscal 2007. Our Prepaid Products segment generated $936.7 million in revenues and had an operating loss of $81.5 million in fiscal 2007.

Our Prepaid Products segment markets our prepaid calling cards in Europe, Latin America, Asia Pacific and Africa.

Our Prepaid Products segment also includes TúYo Mobile, the wireless unit of IDT Telecom that operates as a Mobile Virtual Network Operator, or MVNO, which markets wireless services utilizing another company’s network.

Our Consumer Phone Services segment operates in the United States, and continued to operate during a portion of fiscal 2007 in parts of Europe until the business was sold. In the United States, we offer bundled local and long distance phone service in 11 states, marketed under the brand name IDT America. As of July 31, 2007, we provided such services to approximately 78,000 customers. We also provided stand-alone long distance service to approximately 207,000 customers in the United States as of July 31, 2007. Beginning in fiscal 2006, due to changes in the U.S. regulatory environment, we significantly curtailed marketing efforts for our consumer phone services business in the United States, but continue to provide services. This has resulted in a sharp decline in our revenues and customer base from this business. Our United Kingdom-based consumer phone services business, marketed under the Toucan brand name, was sold to Pipex Communications plc in early fiscal 2007. Our Netherlands consumer phone services business, also marketed under the Toucan brand name, was also sold in early fiscal 2007, resulting in our exit from the consumer phone service business in Europe. In fiscal 2007, Consumer Phone Services had revenues of $148.8 million and an operating income of $69.9 million, which includes the $44.7 million gain on the sale of our Toucan business.

Our Wholesale Telecommunications Services segment carries our international telecommunications traffic and the international traffic of other telecommunications companies. This segment also acts as the sales channel for all telecommunications services sold to our wholesale customers, which number approximately 620 worldwide. In fiscal 2007, Wholesale Telecommunications Services had revenues of $645.1 million and an operating loss of $35.2 million.

Beginning in fiscal 2007, our Prepaid Products and Wholesale Telecommunications Services segments also include our Voice over IP, or VoIP, business, which consists primarily of our Net2Phone subsidiary. Net2Phone provides VoIP communications services to resellers, consumers, cable operators and service providers globally.

In fiscal 2007, IDT Telecom’s revenues represented 86.0% of our total consolidated revenues.

IDT Energy.  IDT Energy operates our energy services company, or ESCO, which resells natural gas and electrical power to residential consumers and select small business customers throughout seven utility markets in New York State. As an ESCO, IDT Energy does not own electrical power generation, transmission or distribution facilities, or natural gas production pipeline or distribution facilities, but instead purchases natural gas through wholesale suppliers and various utility companies, and buys electricity in the wholesale market in time-specific, bulk or block quantities, usually at fixed prices. IDT Energy also manages internally all of its energy procurement from its numerous suppliers and its supply.

In fiscal 2007, IDT Energy had revenues of $190.8 million, representing 9.5% of our total consolidated revenues, and operating income of $11.4 million.

IDT Capital.  IDT Capital is responsible for developing, incubating and, in some cases, operating our newer businesses, as well as overseeing certain existing non-core businesses. IDT Capital consists primarily of:

•	IDT Carmel, which operates our management and collection of aged receivables businesses;
•	IDT Local Media, which is primarily comprised of CTM Brochure Display, our brochure distribution company, and WMET 1160 AM, our Washington, D.C.-based radio station;
•

IDT Internet Mobile Group, under which we operate our Zedge websites and platform geared toward content for mobile devices, and Zedge Studios, which is focused on creating and distributing proprietary and licensed content for traditional and internet/mobile distribution; and

•

Other smaller holdings and operations including call center operations, a grocery distribution business, real estate investments, as well as IDT Spectrum, through which we hold a significant number of Federal Communications Commission, or FCC, licenses for commercial fixed wireless spectrum in the United States.

In fiscal 2007, IDT Capital had revenues of $91.3 million, representing 4.5% of our total consolidated revenues, and an operating loss of $53.6 million.

Additional Information.  Financial information by segment is presented below under the heading Business Segment Information in the Notes to our Consolidated Financial Statements in this Annual Report.

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

In March 2006, we consummated a merger with Net2Phone, in which we acquired all outstanding shares of Net2Phone that were not acquired by us in a tender offer. In connection with the tender offer and the merger, IDT paid a total consideration of $97.1 million for 46.6 million shares of Net2Phone common stock.

Also, in March 2006, we sold our Russian telecom business, Corbina Telecom, to a Moscow-based consortium of private equity investors. Net proceeds for the transaction after banking and other transaction-related costs were $129.9 million in cash.

RECENT DEVELOPMENTS

IDT Entertainment

In the first quarter of fiscal 2007, we completed the sale of our IDT Entertainment segment to Liberty Media Corporation for (i) 14.9 million shares of our Class B common stock and Liberty Media’s approximate 4.8% interest in IDT Telecom, (ii) $229.5 million in cash, subject to certain working capital adjustments, (iii) the repayment of $58.7 million of IDT Entertainment’s intercompany indebtedness payable to IDT and (iv) the assumption of all of IDT Entertainment’s existing indebtedness. We agreed to repay Liberty Media $9.5 million for working capital adjustments, of which $1.0 million was paid in fiscal 2007 and the remaining $8.5 million was paid in the first quarter of fiscal 2008. We are also eligible to receive additional consideration from Liberty Media based upon any appreciation in the value of IDT Entertainment over the five-year period following the closing of the transaction or a shorter period under specified circumstances (“Contingent Value”), equal to 25% of the excess, if any, of the net equity value of IDT Entertainment over $453 million. However, we would have to pay Liberty Media up to $3.5 million if the Contingent Value does not exceed $439 million.

Toucan

In the first quarter of fiscal 2007, we sold our United Kingdom-based consumer phone services business, which we marketed under the “Toucan” brand name, to Pipex Communications plc in exchange for $38.4 million in cash (including the assumption of intercompany obligations owed to IDT and its subsidiaries) and 43.2 million Pipex ordinary shares which we later sold for $7.9 million. Toucan was launched in November 2003 and marketed local, long distance, broadband and wireless communications services to customers in the United Kingdom and the Netherlands. Our Netherlands consumer phone services business, also marketed under the Toucan brand name, was sold in early fiscal 2007, resulting in our exit from the consumer phone service business in Europe.

IDT Carmel

In the second quarter of fiscal 2007, FFPM Carmel Holdings I, LLC, which is 99% owned by IDT Carmel Portfolio Management, LLC, a subsidiary of the Company’s IDT Capital division, and 1% owned by First Financial Portfolio Management, Inc. (“FFPM”), committed to purchase 12 monthly forward flow credit card debt portfolios from a major commercial bank. The total investment of the Company will depend on the size of the portfolios provided by the selling bank, to a maximum commitment of $125 million for the 12 monthly portfolios. As of July 31, 2007, our maximum remaining outstanding commitment was $52 million. FFPM manages the portfolios, subject to IDT Carmel Portfolio Management’s approval rights over major decisions. During fiscal 2007, (i) IDT Carmel Portfolio Management purchased debt portfolios with a face value of $997.6 million for $78.4 million, including $57.3 million of credit card debt through FFPM Carmel Holdings I, LLC, and (ii) IDT Carmel’s principal collections and proceeds from resale of debt portfolios totaled $28.1 million. The carrying value of the receivables in the portfolio management business as of July 31, 2007 was $51.1 million.

IDT Internet Mobile Group

In the second quarter of fiscal 2007, we formed our Internet Mobile Group and acquired 90% of Norway-based Zedge.net, a social networking community for mobile users and provider of free mobile content, for cash of $2.1 million and an aggregate of $1.3 million to be paid in equal installments in December 2007 and December 2008. In addition, in December 2006 we invested $7.0 million in Zedge preferred shares. In June 2007, the Company acquired for IDT Internet Mobile Group a controlling interest in IDW Publishing for $2.5 million, which is net of cash acquired of $1.6 million. IDW is an independent comics publisher pre-eminent in the horror and action genres, boasting such high-profile titles as The Transformers, 30 Days of Night, CSI, Star Trek, 24, and Scarface.

IDT Telecom

In the third quarter of fiscal 2007, UTA and IDT Telecom commenced a civil anti-fraud lawsuit against certain of their competitors in the U.S. pre-paid calling card market. The lawsuit alleges, among other things, that the defendants are systematically falsely selling minutes that consumers cannot obtain from the calling cards that they have purchased. The complaint alleges that the defendants’ deceptive practice causes consumers to lose more than one million dollars per day. To date, three of the named defendants have agreed to a settlement of the lawsuit and agreed to work to change what we deem to be unlawful and deceptive practices in the prepaid calling card industry.

In the first quarter of fiscal 2008, we reached a settlement with respect to our previously disclosed litigation with Aerotel involving an alleged patent infringement. The settlement provides for a payment of $15 million in cash to Aerotel, which we paid in the first quarter of fiscal 2008, and making available to Aerotel calling cards or PINs over time with potential termination costs of up to $15 million, subject to certain other conditions. In connection with this settlement, we accrued an expense in the fourth quarter of fiscal 2007.

OTHER CHANGES

Towards the end of the third quarter of fiscal 2006, we initiated a company-wide cost savings program to better align our infrastructure to our current business needs. As of July 31, 2007, this program resulted in the termination of approximately 880 employees. These terminations resulted in approximately $25.0 million and $20.0 million in severance costs in fiscal 2007 and 2006, respectively. We expect to realize cost savings of approximately $45 million to $50 million on an annualized basis related to these terminations.

STRATEGY

We intend to, where appropriate, make strategic acquisitions and dispositions with respect to our telecommunications businesses. From time to time, we evaluate potential acquisitions and disposition of companies, technologies, products and customer accounts. We intend to expand our geographic penetration of our prepaid calling cards, particularly in Latin America, Asia and Eastern Europe, as well as invest in the growth of TúYo Mobile. We have placed our consumer phone service business in “harvest mode,” wherein we seek to retain existing customers but do not actively market to new customers, and to maximize its profits by managing costs associated with this business. We intend to expand our wholesale carrier business by launching higher-margin services, such as SMS and VoIP services. Additionally, we intend to continue expanding our direct relationships with mobile network providers, reflecting our belief that the trend of voice traffic transitioning from landline to mobile networks will continue. We also plan to leverage our existing sales channels by expanding customer relationships to include sales of our new products.

We also intend to make strategic investments and acquisitions to complement and/or expand our IDT Capital segment, which may include the purchase of businesses and/or assets in the local media and other industries, as well as additional purchases of consumer debt businesses and/or portfolios, which we are aggressively pursuing. In considering investments and acquisitions, we search for opportunities to profitably grow our existing businesses, to add qualitatively to the range of businesses in the IDT portfolio and to achieve operational synergies. In addition, we intend to seek opportunities in new businesses, particularly businesses where we believe we can achieve synergies and optimize our systems, infrastructure and operational expertise.

IDT TELECOM

Our Telecom business currently provides our customers with a variety of services, including:

•	prepaid debit and rechargeable calling cards;
•	mobile wireless services;
•	consumer phone services; and
•	wholesale carrier services.

Prepaid Product Services

Prepaid Debit and Rechargeable Calling Cards

We sell prepaid debit and rechargeable calling cards under the “IDT,” “Entrix,” “DSA” and “PT-1” brand names, providing telephone access to more than 230 countries and territories. We also sell select cards under the Net2Phone brand name, including the “Net2Phone Direct” and “PennyTalk” calling cards. We sell more than 1,000 different prepaid calling cards in the United States, and more than 350 different cards abroad, with specific cards featuring favorable rates to specific international destinations.

Our prepaid calling cards are marketed primarily to the ethnic and immigrant communities in the United States, Europe, Asia and Latin America that tend to generate high levels of international volume. Specifically, a large portion of our U.S. calling cards are purchased by the Hispanic community resulting in a significant proportion (76% in fiscal 2007, 72.1% in fiscal 2006 and 69.2% in fiscal 2005) of our international prepaid calling card minutes being terminated in Latin America.

Our prepaid calling card business has traditionally been strongest in the northeastern United States because of UTA’s extensive local distribution network and of our competitive rates to countries that immigrants in the northeastern United States tend to call, such as Colombia, Mexico and the Dominican Republic. In fiscal 2007, prepaid calling card sales in the northeastern United States were approximately 36% of our total U.S. prepaid calling card sales, as compared to 27.9% in fiscal 2006 and 31.1% in fiscal 2005. The fluctuations are based on the expansion of our operation in areas of the United States outside of the Northeast and the disparate impact of competition, including the unfair competition discussed elsewhere in the report, on operation in different areas.

We primarily market our prepaid calling cards to retail outlets in the United States through UTA, a joint venture which is owned 51% by us and 49% by the Gomez Family Trust. UTA utilizes a network of more than 1,000 sub-distributors that sell to retail outlets throughout most of the United States. UTA develops marketing and distribution strategies for our prepaid calling card products, including card design, pricing and market expansion opportunities. UTA generated $569.5 million in revenues from its sale of IDT calling cards, representing 97.8% of UTA’s total revenues, in fiscal 2007.

In addition to UTA’s network of sub-distributors, UTA is in the early stages of developing its own direct-to-retailers distribution network in an attempt to increase revenues and margins by, among other things, driving sales with an increased brand identity. We believe that the development of UTA’s direct-to retailer distribution network may take significant time, and there is no assurance UTA can successfully or cost-effectively build such a network or that the development of this distribution network may not otherwise adversely affect our business.

We also sell prepaid calling cards in Europe, Latin America and Asia, as discussed in detail in the International Operations section below. Although calling card revenue is comparatively low in Latin America and Asia, we believe that these will continue to be growth areas for our calling card business.

Our Prepaid Products segment markets a variety of prepaid calling cards, including:

•

Customized (Private Label) Retail Calling Cards.  We market these prepaid calling cards to major national retailers, who sell them primarily in high-traffic stores. We print these prepaid calling cards with the retailer’s name and logo and provide them to the retailer, who in turn sells the cards to its customers.

•

IDT-Branded Retail Calling Cards.  These prepaid calling cards are printed with the IDT logo and design and are sold to small and medium-sized retail chains, such as supermarkets, drug stores and convenience stores, for resale to their customers.

Our rechargeable calling cards, marketed to consumers and business customers nationwide, can be used by U.S. callers to call internationally from any phone, including a cell phone. In addition, callers can use the cards to make calls from over 30 countries around the world through international toll-free services. At the customer’s request, an account is automatically recharged with a credit card that the customer provides at the time of initial card activation.

During fiscal 2007, our Prepaid Products segment worldwide generated $936.7 million in revenues, as compared with $1.195 billion in fiscal 2006 and $1.246 billion in fiscal 2005. Our calling card businesses account for over 97% of the revenues of our Prepaid Products segment. During fiscal 2007, we sold 85.3% of our prepaid products in the United States, as compared to 86.8% and 86.0% in the United States in fiscal 2006 and fiscal 2005, respectively.

We believe that the following factors are advantages that we have against our competition that we seek to exploit, and if a level playing field is established in the industry (see Competition section below), we believe these advantages will enable us to achieve a significant market share:

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

•	our extensive distribution channel, which covers a wide variety of retail outlets worldwide;
•	the quality and dependability of the telephone service we provide; and
•	our understanding of, and commitment to, the ethnic prepaid calling card market.

In all of our IDT Telecom businesses, particularly the calling cards business, competitors continue to aggressively price their services. In addition, there has been a gradual shift in demand away from calling cards and into wireless products, which has further eroded pricing power in our calling card business. In our wholesale markets as well, we have generally had to pass along portions of our per-minute cost savings to our customers in the form of lower prices. These trends have impacted our telecom businesses, and as a result we have generally experienced declines in our revenues, profits and overall per-minute price realizations.

The declines in minutes predominantly in our U.S. calling card business occurred despite the implementation of price cuts to several destinations. Historically, there had been an inverse relationship between our pricing and calling volume—as we increased prices, minutes of use would decrease with an increase in minutes following lowering of prices. However, during fiscal 2007, we did not experience an increase in minutes-of-use or sales of new cards, despite our aggressive lower pricing.

The breakdown in this price/volume relationship in our U.S. calling card business and a concurrent analysis of our major markets led us to investigate the calling cards of our major competitors. We believe that certain of our competitors were significantly overstating the number of minutes delivered by their cards. Accordingly, on March 8, 2007, we filed a civil anti-fraud action in the federal district court in Newark, New Jersey, claiming that these competitors have been misleading calling card customers, and as a result, negatively impacting our market share, resulting in a reduction of our revenues and profits. Although the judge in this case decided not to grant the preliminary injunction we requested, which decision was affirmed on appeal, we are continuing to pursue this lawsuit. In addition, we have commenced a lobbying campaign in an attempt to level the playing field in the calling card industry. We are uncertain, even with the potential of fair competition, whether we will be able to regain revenues lost over the past number of quarters.

Mobile Wireless Services

TúYo Mobile is the wireless unit of IDT Telecom that operates as a Mobile Virtual Network Operator, or MVNO, which markets wireless services utilizing another company’s network. TúYo aims to take advantage of IDT Telecom’s existing prepaid platform infrastructure and competitive international termination rates to provide low cost wireless phone service to the U.S. Hispanic community, which currently comprises the largest proportion of our calling card customer base. The service was also launched as a response to the ongoing and intensifying trend of wireless substitution in the prepaid market segment, wherein traditional calling card users have been transitioning from wireline phones to mobile phones to make their calls.

TúYo Mobile launched commercial operations in November 2005. Although TúYo Mobile is an early growth-stage company, it had approximately 100,000 active subscribers as of July 31, 2007. TúYo’s handsets are presently distributed through third party cellular distributors, and through local ethnic markets affiliated with UTA’s distribution, and is currently participating in a multi-state trial with a major US big box retailer. Túyo handsets are subsidized by the Company in the form of commission credits to the distributors. Wireless top up cards, used to add minutes of use to existing handsets, are also sold at these locations as well as in electronic PIN distribution only outlets (like Blackstone terminals).

In March 2007, TúYo Mobile launched its newest calling feature, Conecta2. This calling feature allows callers in Mexico, Argentina, Chile, Colombia and the Dominican Republic to call TúYo Mobile subscribers in the United States for free, while the subscriber pays TúYo Mobile’s international rates plus airtime for the call. The Conecta2 service also provides TúYo Mobile subscribers with a toll free access number in their participating country of choice.

During fiscal 2007, our TúYo Mobile generated $24.0 million in revenues, as compared with $4.8 million in fiscal 2006. TúYo Mobile represents approximately 2.6% of the total revenues of our Prepaid Products segment.

Consumer Phone Services

We currently provide our bundled local/long distance phone service in 11 states, marketed under the brand name IDT America. Our bundled local/long distance service, offered primarily to residential customers, includes unlimited local, regional toll and domestic long distance calling and popular calling features. A second plan is available, providing unlimited local service with IDT long distance included for as low as 3.9 cents per minute. With either plan, competitive international rates and/or additional features can be added for additional monthly fees. We also offer stand-alone long distance service throughout the United States. Due to changes in the U.S. regulatory environment in 2005 that affected our cost of providing bundled local/long distance phone services (as discussed below under the heading “Interconnection and Unbundled Network Elements”) and increased competition, we significantly curtailed marketing activities for the service, and as a result, the revenues and number of customers have declined significantly.

Consumer Phone Services generated revenues of $148.8 million in fiscal 2007, as compared to $262.1 million in 2006 and $333.8 million in 2005. As of July 31, 2007, we had approximately 78,000 active customers for our bundled local/long distance plans and approximately 207,000 customers for our metered long distance plans. Our highest customer concentrations are in large urban areas, with the greatest number of customers located in New York, New Jersey, Pennsylvania and California.

Wholesale Telecommunications Services

Our Wholesale Telecommunications Services segment carries our international telecommunications traffic and the international traffic of other telecommunications companies. This segment also acts as the sales channel for all telecommunications services sold to our wholesale customers.

By utilizing our proprietary least-cost-routing system and capitalizing on our own high volume of international long distance telephone traffic generated by our calling card business, aggressive purchasing strategies and extensive experience in provisioning circuits, we are able to provide major carriers and niche carriers alike with rates that we believe are often lower than those traditionally available through other carriers. Wholesale telecommunications services revenues were $645.1 million in fiscal 2007, as compared with revenues of $597.7 million in fiscal 2006 and $592.9 million in fiscal 2005.

During fiscal 2007, IDT Telecom’s wholesale carrier services business continued operating as a full service telecommunications provider. IDT Telecom terminates over 16 billion international minutes per year (over 20 billion minutes overall), making IDT one of the largest carriers of international minutes worldwide. Within our wholesale carrier services business, our Mobile Operator Services group provides mobile operators with data and voice products, and our VoIP Services group provides carriers with a quick and efficient expansion into the VoIP marketplace. Our strategy enables us to manage costs on a carrier-by-carrier basis, while diversifying our portfolio of product offerings to various regions around the world. Due to the acquisition of Net2Phone in fiscal 2006 and its network integration into IDT Telecom, we are now able to better serve the needs of wholesale carrier customers who seek IP products and services.

We believe that a direct connection from one of our switches to a Tier 1 provider (which are the largest recognized licensed carriers in each country) both increases the quality of a call and reduces cost. We also believe that establishing such connections enables us to generate more traffic with higher margins to that foreign locale. During fiscal 2008, we intend to continue to expand our existing direct relationships with Tier 1 providers, particularly in Asia and Africa. Additionally, we intend to continue expanding our direct relationships with mobile network providers, reflecting our belief that the trend of voice traffic transitioning from landline to mobile networks will continue. We also plan to leverage our existing sales channels by expanding customer relationships to include sales of our new products.

In addition to offering competitive rates to our carrier customers, we have also emphasized our ability to offer the high quality connections that these providers often require. To that end, we have broadened our wholesale carrier services offerings to include higher-priced, premium services in which we guarantee higher quality connections, based upon a set of predetermined quality-measuring criteria. These services meet a growing need for some of our customers, who are providing services to high-value, quality-conscious retail customers. As of July 31, 2007, our wholesale carrier services business had approximately 620 customers. Including vendors, IDT has over 840 carrier relationships globally.

Through Net2Phone, we also sell VoIP communications products and services. In March 2006, we consummated a merger with Net2Phone in which Net2Phone became our wholly owned subsidiary. Beginning in the first quarter of fiscal 2007, Voice over IP was no longer reported as a separate segment; rather it was included in the results for IDT Telecom.

Net2Phone’s network has now been fully integrated into IDT Telecom. Our short-term focus is on streamlining our global network through the hybridization of the Net2Phone and IDT networks. We continue to market using the Net2Phone brand name where we believe we can realize a competitive advantage through this established name.

International Operations

We maintain our European corporate and carrier operations in London, England, and our retail calling card business headquarters in Dublin, Ireland. IDT Europe operates satellite offices in Germany, France, the Netherlands, Belgium, Switzerland, Czech Republic, Spain, Sweden, Greece, Italy, Bosnia and Denmark.

In Europe, we market our prepaid calling cards in the United Kingdom, the Netherlands, Spain, Germany, Belgium, France, Ireland, Italy, Luxemburg, Sweden, Switzerland, Denmark, Norway, Portugal, Austria and Greece, seeking to capitalize on the opportunity presented by immigration from underdeveloped countries to Europe’s developed nations. Because the immigrant market is fragmented, and due to the large number of markets in which we compete, we offer over 250 different prepaid calling cards in Europe. We also market our prepaid calling cards in Israel.

We recently launched IDT Mobile in the Netherlands, United Kingdom and Belgian markets. IDT Mobile sells international wireless minutes in Europe on prepaid SIM cards.

We also provide wholesale carrier services to European telecom companies, including foreign state-owned or state sanctioned post, telephone or telegraph companies and Tier-1 carriers, new and emerging telephone companies, and value-added service providers.

Our European operations generated $353.6 million of revenues in fiscal 2007, a 15.9% decrease over the $420.5 million of revenues generated during fiscal 2006. Our European operations’ revenues constituted 20.4% of our Telecom revenues in fiscal 2007, as compared to 20.5% in fiscal 2006 and 19.6% in fiscal 2005. During fiscal 2007, prepaid calling cards constituted 29.8% of our European operations’ revenues, while wholesale carrier services represented 65.2%.

We believe there is a significant market for prepaid calling cards in Asia Pacific. We maintain Asia Pacific headquarters in Hong Kong and African headquarters in Johannesburg, South Africa. IDT Asia Pacific operates satellite offices in Singapore, the Philippines, India and Japan. We began our Asia Pacific regional operations in 2003, offering wholesale carrier services in the region and prepaid calling card distribution in Hong Kong. We have since expanded our prepaid calling card operations into Singapore, the Philippines, India, Japan and Korea. In fiscal 2007, we generated $12.9 million in revenues from the sale of calling cards in the Asia Pacific region.

We also believe there is a lucrative market for prepaid calling cards in Latin America and in Africa. We maintain Latin American headquarters in Buenos Aires, Argentina. IDT Latin America currently sells cards in Argentina, Brazil, Peru, Chile, and Uruguay. We have, additionally, launched consumer phone services and VoIP services in Argentina, Brazil and Peru, and expect to launch VoIP and consumer phone services in Chile during fiscal 2008, as well as expand our geographic penetration into more countries such as Colombia and El Salvador. In fiscal 2007, we generated $19.6 million in revenues from the sale of calling cards in Latin America.

Sales Marketing and Distribution

We market our prepaid calling cards primarily to retail outlets in the United States through an exclusive distribution agreement with our majority-owned subsidiary, UTA. In addition to UTA’s sub-distributors, UTA is in the early stages of developing its own direct-to-retailer distribution network in order to increase revenues and margins by, among other things, driving sales with an increased brand identity. We believe that our direct-to-retailer distribution network may take significant time to develop, and there is no assurance we can build such a network. In addition, our customized retail calling cards and our IDT-branded retail calling cards are also marketed to retail chains and outlets primarily through our own internal sales force, although from time to time we may utilize third-party agents or brokers to acquire accounts. We market our consumer phone services primarily through direct television and print advertising in targeted markets, although such marketing has been significantly scaled back in the United States since fiscal 2005. In Europe, we sell our prepaid calling cards and our customized retail and IDT-branded retail calling cards through independent distributors and our own internal sales force. Wholesale carrier services are sold through IDT’s internal wholesale sales team. TúYo Mobile products are marketed through retail stores, national, regional and local wireless distributors and through UTA’s distribution channels. These sales are supported by a combination of print, radio and television advertising.

Telecommunication Network Infrastructure

We maintain a global telecommunications switching and transmission infrastructure that enables us to provide an array of telecommunications services to our customers worldwide. Our network is continuously monitored by our Network Operations Centers in the United States and Europe.

We have historically made significant expenditures designed to expand and optimize our global telecommunications network. After our acquisition of Net2Phone in March 2006, we greatly expanded the VoIP capabilities of our network by integrating the Net2Phone network into the IDT Telecom network. Due to this expansion of the VoIP capabilities of our network and a decrease in demand in traffic, we decommissioned a U.S.-based switch. We now operate a total of six international gateway switches, four in the United States and two in the United Kingdom. We are in the process of decommissioning one of the U.K.-based international gateway switches in order to more efficiently service the decreased traffic. In addition, we have extensive soft-switching capacity in the United States, United Kingdom, Argentina, Peru, Brazil and Hong Kong. We also maintain points of presence, or POPs, providing interconnect capabilities in numerous countries. Our global network is connected through leased and owned fiber connections.

Our near-term focus is on reducing costs by streamlining our global network through the hybridization of the Net2Phone and IDT networks, expanding our soft-switching capacity, and expanding our VoIP traffic.

IDT ENERGY

In November 2004, we launched our retail energy business, which has since experienced significant growth. Today, IDT Energy operates as an energy service company, or ESCO, that resells natural gas and electricity to customers throughout seven utility markets in New York State, including those currently served by Con Ed, Orange and Rockland, Central Hudson, National Fuel, National Grid, Keyspan, and Rochester Gas and Electric.

As an ESCO, IDT Energy does not own electrical power generation, transmission, or distribution facilities, or natural gas production, pipeline or distribution facilities, but instead purchases natural gas through wholesale suppliers and various utility companies, and buys electricity in the wholesale market in time-specific, bulk or block quantities, usually at fixed prices. The vast majority of our electricity is purchased through the New York State competitive wholesale markets for capacity, energy and ancillary services administrated by the New York Independent System Operator. Independent System Operators, or ISOs, and Regional Transmission Organizations, or RTOs, perform real-time load balancing for each of the electrical power grids in which we operate. Similarly, load balancing is performed by the utilities or Local Distribution Companies, or LDCs, for each of the natural gas markets in which we operate. Load balancing ensures that the amount of electricity and natural gas we purchase is equal to the amount necessary to service our customers’ demands at any specific point in time. We are charged or credited by the ISOs, RTOs and LDCs for balancing the electricity and natural gas purchased and sold for our account.

We manage the differences between the actual electricity and natural gas demands of our customers and our bulk or block purchases by buying and selling any shortfall or excess in the spot market, and through monthly cash settlements and/or adjustments to future deliveries in accordance with the load balancing performed by the utilities, LDCs and the New York ISO.

The electricity and natural gas we sell is generally metered and delivered to our customers by the local utilities. As such, IDT Energy does not maintain any maintenance or service staff for customer locations, as such services are provided by the local incumbent utility. These utilities may also provide billing and collection services for the majority of our customers on our behalf.

The ESCO business, particularly for the natural gas segment, is a seasonal business. Approximately 77% of annual natural gas revenues are generated during the Company’s second and third fiscal quarters when heat load is highest. The load curve for electricity is not as seasonal as natural gas, but is higher during the Company’s first and fourth fiscal quarters when air conditioning usage peaks. Electric revenues in the first and fourth quarters represent approximately 57% of annual electric revenues. Commodity prices are generally higher during these peak demand seasons, and, therefore contribute to the seasonal fluctuation in revenues.

We market our energy services primarily through direct marketing methods, including D2D (Door-to-Door) sales, outbound telemarketing, and Internet signup. The aggressive customer growth experienced can be attributed to IDT Energy’s successful expansion into many of the LDCs that comprise New York State. Additionally, the outsourced vendors that are relied upon for customer acquisition have significantly expanded their sales and support staff. The New York PSC published web site in March 2007 quotes that approximately 13.8% of eligible New York customers migrated from a utility to an ESCO. According to these statistics, IDT has captured approximately 15.7% of the migrated customers. Many of its customers reside in Con Edison territory with IDT capturing approximately 36.3% of the migrated customers.

In fiscal 2007, IDT Energy generated revenues of $190.8 million and operating income of $11.4 million, as compared with revenues of $112.8 million and operating income of $1.1 million in fiscal 2006 and revenues of

$12.0 million and an operating loss of $1.6 million in fiscal 2005. As of July 31, 2007, IDT Energy serviced approximately 300,000 meters in New York State, as compared to approximately 200,000 meters serviced at the end of fiscal 2006.

IDT CAPITAL

IDT Capital is responsible for developing, incubating and, in some cases, operating our newer businesses, as well as overseeing certain existing non-core businesses. IDT Capital consists primarily of our acquisition and collection of aged receivables operation that operates under the names IDT Carmel Portfolio Holdings and IDT Carmel, our IDT Local Media unit (which is primarily comprised of CTM Brochure Display and WMET radio), IDT Internet Mobile Group (which is comprised of our Zedge platform—consisting of Zedge.net and Zedge.com—and Zedge Studios), Ethnic Grocery Brands, call center operations, and other smaller holdings and operations including real estate initiatives. During fiscal 2007, IDT Capital generated $91.3 million in revenues and an operating loss of $53.6 million, as compared with revenues of $58.9 million and $37.8 million in fiscal 2006 and fiscal 2005, respectively. Operating losses of IDT Capital were $68.8 million in fiscal 2006 and $55.0 million in fiscal 2005.

IDT Carmel

IDT Carmel was launched in fiscal 2006, initially as a natural outgrowth of our internal collection activities, and is engaged in the acquisition and resolution of charged-off debt portfolios, and debt collection services. The company acquires portfolio assets at a discount to face value and services such portfolios in an effort to maximize ultimate cash recoveries. IDT Carmel also provides debt collection services for debt portfolios owned by third parties for a service fee. IDT Carmel also outsources some of its portfolios for collection by other agencies.

IDT Carmel’s initial entry into the third-party “charged-off” consumer receivables market has been focused on portfolios of credit-card issuers.

IDT Carmel Group is comprised of IDT Carmel Holdings, Inc. and its two wholly owned subsidiaries IDT Carmel Portfolio Management LLC (engaged in portfolio acquisitions) and IDT Carmel, Inc. (engaged in servicing and collecting debt portfolios).

On January 9, 2007, FFPM Carmel Holdings I, LLC, which is 99% owned by IDT Carmel Portfolio Management and 1% owned by First Financial Portfolio Management, Inc., committed to purchase 12 monthly forward flow credit card debt portfolios from a major commercial bank.

During fiscal 2007, (i) IDT Carmel Portfolio Management purchased debt portfolios for $78.4 million, including $57.3 million of credit card debt through FFPM Carmel Holdings I, LLC and (ii) IDT Carmel’s principal collections and proceeds on resale of debt portfolios totaled $28.1 million. The carrying value of the receivables in the portfolio management business as of July 31, 2007 is $51.1 million.

During fiscal 2007, Carmel grew to 40 employees at its Newark, New Jersey main office, its Jerusalem, Israel branch, and its Minneapolis, Minnesota satellite office (scheduled to become a collection branch during fiscal 2008). Carmel also completed the build-up of its upper management team by recruiting industry-experienced executives. During fiscal 2007, Carmel continued to make progress toward the expected closing during fiscal 2008 of the second stage of its two-part acquisition from JKW Financial, LLC of the assets of JKW’s wholly owned subsidiaries, People First Recoveries, LLC and Big Ten Capital Management, LLC, that is anticipated to result in the addition of 140 employees and three branch offices in Minneapolis, Minnesota.

IDT Local Media

IDT Local Media includes CTM Brochure Display, Inc., our brochure distribution company, WMET 1160 AM, our Washington, D.C.-based radio station, and other smaller initiatives involving local level advertising.

During fiscal 2006, these businesses were pooled together as IDT Local Media, to better align our internal management focus on local level advertising with these various business units. In fiscal 2007, IDT Local Media had revenues of $22.6 million an operating loss of $2.2 million.

CTM is a distributor of travel and entertainment brochures in central and eastern United States, Puerto Rico and Canada. In fiscal 2007, CTM serviced over 3,000 clients and maintained more than 11,000 display racks, in over 30 states and provinces. CTM’s display stands are located in travel and entertainment venues, including hotels, resorts, interstate highway rest areas, airports and local attractions. Through its local sales force, CTM sells brochure slots in these stands to local advertisers, maintains the stands and ensures placement and replenishment of brochures in the appropriate slots. In fiscal 2007, CTM generated revenues of $19.7 million and operating income of $1.3 million.

In accordance with IDT Local Media’s plan to complement its traditional marketing services with new media internet based services, in September 2006 we acquired Local Pull, a nascent online directory listing business which creates customized search listings that are distributed to the leading local search engines. In fiscal 2007, the new media initiatives generated revenues of $1.1 million, which included Local Pull revenues of $0.4 million. We continue to seek acquisition candidates and partnerships with companies that could benefit from and leverage IDT Local Media’s core competency of selling to many disparate local businesses via our telesales and direct sales channels.

We own and operate WMET 1160 AM, a radio station serving the Washington, D.C. metropolitan area, the nation’s eighth-largest radio market, including the corridor from Baltimore, Maryland to Richmond, Virginia. WMET is primarily a reseller of radio broadcast time to outside parties. In this format, WMET earns revenues through the rental of airtime slots as well as the sale of advertising. In fiscal 2007, WMET generated revenues of $1.3 million and an operating loss of $1.4 million.

IDT Internet Mobile Group

In the second quarter of fiscal 2007, we formed our Internet Mobile Group, under which we operate our Zedge websites and platform geared toward content for mobile devices and Zedge Studios. In December 2006, we acquired 90% of the Norway based mobile Internet community Zedge.net. Zedge is a worldwide distribution platform and destination for free user-generated content for mobile devices. As of October 1, 2007, there were approximately 5.8 million registered users of Zedge.net. In June 2007, the Company acquired for IDT Internet Mobile Group a controlling interest in IDW Publishing, an independent comics publisher pre-eminent in the horror and action genres, boasting such high-profile titles as The Transformers, 30 Days of Night, CSI, Star Trek, 24, and Scarface that focuses on creating and distributing proprietary and license content for traditional and internet/mobile distribution. IDW is operated by the Zedge Studios division of IDT Internet Mobile Group.

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

Calling Card Services

We believe success in providing our calling card services is dependent on our ability to provide low rates and reliable service to our customers, while efficiently distributing our calling cards to a geographically and culturally diverse customer base. The calling card industry is notable for its relative lack of regulation compared to the rest of the telecommunications industry, and for its ease of market entry. As calling rates continue to decline and competition increases, thereby reducing the influence of pricing as a differentiating competitive factor, we will increasingly compete on the basis of our call quality, customer service and distribution capabilities.

We compete with other providers of calling cards as well as established carriers and numerous small or regional operators, and with providers of alternative telecommunications services. Many of the largest telecommunications providers, including AT&T, Verizon and Sprint, currently market prepaid calling cards, which in certain cases compete with our cards. In marketing prepaid calling cards to customers outside the United States, we compete with large foreign state-owned or state sanctioned post, telephone or telegraph companies. We believe that our interconnect and termination agreements, network infrastructure and least-cost-routing system provide us with the ability to offer low-cost, high quality services, while our distribution network provides us with access to customers, and that these factors represent competitive advantages. However, as some of our competitors have significantly greater financial resources and name recognition, and are capable of providing comparable call quality and service levels, our ability to maintain and/or to capture additional market share will remain dependent upon our ability to continue to provide competitively priced services.

In all of our IDT Telecom businesses, competitors continue to aggressively price their services and there has been a gradual shift in demand away from calling cards and into wireless products, which has further eroded pricing power. These trends have impacted our telecom businesses, and as a result we have generally experienced sharp declines in both our revenues and overall per-minute price realizations.

We also believe that many of our calling card competitors in the United States are significantly overstating the number of minutes delivered by their cards. Accordingly, on March 8, 2007, we filed a civil anti-fraud action in the federal district court in Newark, New Jersey, claiming that these competitors have been misleading calling card customers, and as a result, negatively impacting our market share, resulting in a reduction of our revenues and profits. Although the judge in this case decided not to grant the preliminary injunction we requested, which decision was affirmed on appeal, we are continuing to pursue this lawsuit. We are uncertain, even with the potential of fair competition, whether we will be able to regain revenues lost over the past number of quarters.

TúYo Mobile

Competition in the MVNO market has been fierce, and a number of other start-ups also target the Hispanic demographic, including Movida Communications, DEXA Wireless and Azteca Mobile.

Wholesale Carrier Services

The wholesale carrier business has numerous entities competing for the same customers, primarily on the basis of price, products and quality of service. We believe that the industry consolidation will affect our wholesale carrier business by, among other things, reducing the number of customers to whom we can sell.

In the wholesale carrier services business, we compete with:

•	interexchange carriers and other long distance resellers and providers, including large carriers such as AT&T, Verizon and Qwest;
•	foreign state-owned or state-sanctioned post, telephone or telegraph companies such as Telefonica, France Telecom and KDD;
•	on-line, spot-market trading exchanges for voice minutes, such as Arbinet;
•	other VoIP providers;
•	other providers of international long distance services; and
•	alliances between large multinational carriers that provide wholesale carrier services.

We believe that our extensive network of interconnect and termination agreements, as well as the significant volume of traffic to specific locations generated by our wholesale and calling card businesses, provide us with a competitive advantage and the ability to offer quality services at competitive prices. However, we have generally had to pass along portions of our per-minute cost savings to our customers in the form of lower prices.

Consumer Phone and Related Services

We offer consumer long distance phone services to residential and business customers in the United States. In 11 states we also offer local and long distance phone services bundled at a flat monthly rate. The U.S. consumer phone services industry is characterized by intense competition, with numerous providers competing for a relatively static number of customers, leading to a high churn rate because customers frequently change providers in response to offers of lower rates or promotional incentives.

The regional bell operating companies, or RBOCs, remain our primary competitors in the local exchange market as well. Competing against the RBOCs is particularly challenging. Each of the RBOCs continues to enjoy a virtual monopoly as the Incumbent Local Exchange Carrier, or ILEC, in its respective territory, and most of the RBOCs are well funded and enjoy high levels of name brand recognition, which represent significant resources in the battle for market share. We are also increasingly competing with providers offering communications service over broadband connections using VoIP technology, such as the cable companies and independent VoIP providers.

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

We have negotiated wholesale commercial agreements with most of the ILECs in order to procure cost-effective rates for our local phone service offering, albeit at higher rates than those previously provided under the UNE-P rules. We have signed long-term wholesale agreements with Verizon, AT&T and BellSouth (acquired by AT&T in December 2006). Due to these changes in the U.S. regulatory environment that affected our cost of provisioning bundled local/long distance phone services, and increased competition, the business has declined significantly. We expect this trend to continue in fiscal 2008.

Some providers also include other services as part of their bundled offerings, such as high-speed Internet access, either via a Digital Subscriber Line or a cable modem, wireless telecommunications services and cable TV/satellite services. Our bundled offering currently includes only local and long distance services.

Alternative Providers

In all aspects of the telecommunications industry, we may face competition from an increasing number of market entrants such as cable television companies, fixed and mobile wireless system operators, operators of private networks built for large end users, and electric utilities. Cable television companies, who already possess access to the customers’ premises, entered the telecommunications market by upgrading their networks with fiber optics and installing facilities to provide fully interactive transmission of broadband voice, video and data communications. New technology permits companies to provide voice telephone services over broadband Internet connections, allowing users of these Internet services, such as Skype, to obtain communications services without subscribing to a conventional telephone line. Mobile wireless companies are deploying wireless technology as a substitute for traditional wireline local telephones. Electric utilities have existing assets (in the form of “last mile” connections to the customer’s premises), very large back-office support organizations and access to low-cost capital that could allow them to enter a telecommunications market rapidly and accelerate network development.

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

IDT Energy

We compete with the local utility companies in the areas where we provide service, including Con Ed, Orange and Rockland, Central Hudson, National Fuel, National Grid, Keyspan and Rochester Gas and Electric. In addition to the local utilities and their ESCO affiliates, we also compete with several large vertically integrated energy companies as well as many smaller ESCO companies. The fierce competition with the utilities and ESCOs allows us to potentially gain customers and at the same time exposes us to the risk of losing customers as well.

As of July 2007, there were over 50 eligible ESCOs in New York. In each major utility service territory there are at least 8 ESCOs serving residential natural gas customers and at least 7 ESCOs serving residential electric customers. While it is unclear whether new entrants will enter these markets, we believe ESCO competition in the residential market (which is a significant market for IDT Energy) is not as intense as in the enterprise and commercial markets because the majority of ESCOs have focused their activities on the enterprise and commercial markets.

IDT Carmel

We compete for both portfolios and collection accounts with large buyers and collectors of debt who have developed certain key relationships with creditors and sellers of receivables and large entities with strong financial resources that purchase small to mid-size debt collection companies for strategic purposes.

REGULATION

The following summary of regulatory developments and legislation is intended to describe what we believe to be the most important, but not all, current and proposed international, federal, state and local laws, regulations, orders and legislation that are likely to materially affect us.

REGULATION OF TELECOM IN THE UNITED STATES

Prepaid Products, Consumer Phone, Wholesale Telecommunications Services, and Spectrum

Telecommunications services are subject to extensive government regulation at both the federal and state levels in the United States. Any violations of the regulations may subject us to enforcement actions, including interest and penalties. The FCC has jurisdiction over all telecommunications common carriers to the extent they provide interstate or international communications services. Each state regulatory commission has jurisdiction over the same carriers with respect to their provision of local and intrastate communications services. Local governments often indirectly regulate aspects of our communications business by imposing zoning requirements, taxes, permit or right-of-way procedures or franchise fees. The FCC and the International Telecommunications Union, or ITU, set certain parameters on our domestic spectrum use. Significant changes to the applicable laws or regulations imposed by any of these regulators could have a material adverse effect on our business, operating results and financial condition.

REGULATION OF TELECOM BY THE FEDERAL COMMUNICATIONS COMMISSION

The FCC has jurisdiction over all U.S. telecommunications service providers to the extent they provide interstate or international communications services, including the use of local networks to originate or terminate such services.

Universal Service and Other Regulatory Fees and Charges

In 1997, the FCC issued an order, referred to as the Universal Service Order, that requires all telecommunications carriers providing interstate telecommunications services to contribute to universal service support programs administered by the FCC (the “Universal Service Fund”). These periodic contributions are currently assessed based on a percentage of each contributor’s interstate and international end user telecommunications revenues reported to the FCC. We also contribute to several other regulatory funds and programs, most notably Telecommunications Relay Service, FCC Regulatory Fees, and Local Number Portability (collectively, the “Other Funds”). We and most of our competitors pass through Universal Service Fund and Other Funds contributions as part of the price of our services, either as part of the base rate or, to the extent allowed, as a separate surcharge on customer bills. Due to the manner in which these contributions are calculated, we cannot be assured that we fully recover all of our contributions from our customers. In addition, based on the nature of our current business, we receive certain exemptions from federal Universal Service Fund and Other Funds contributions. Changes in our business could eliminate our ability to qualify for some or all of these exemptions. As a result, our ability to pursue certain new business opportunities in the future may be constrained in order to maintain these exemptions, the elimination of which could materially affect the rates we would need to charge for existing services. Changes in regulation may also have an impact on the availability of some or all of these exemptions. If these exemptions become unavailable, it could materially increase our federal Universal Service Fund or Other Funds contributions and have a material adverse effect on the cost of our operations and therefore development and growth of our business.

Interconnection and Unbundled Network Elements

The Communications Act of 1934, as amended, requires ILECs to allow competitors to interconnect with their networks in a nondiscriminatory manner at any technically feasible point on their networks at cost-based prices, which are more favorable than past pricing based on the historic regulated costs of the ILEC. Since the FCC’s 1996 “Local Competition Order,” competitive local exchange carriers, or CLECs, have enjoyed the right to lease unbundled network elements at rates determined by state public utility commissions employing the FCC’s TELRIC (Total Element Long Run Incremental Cost) forward looking, cost-based pricing model.

In February 2005, the FCC eliminated the availability of unbundled local switching at TELRIC prices, and thereby eliminated the ability of CLECs to obtain a full “UNE Platform” that provides all elements of local dial-tone service at TELRIC prices. The FCC also limited the availability of high-capacity loops and dedicated transport elements at TELRIC prices.

The FCC’s changes to its unbundling rules resulted in increased costs to purchase services and increased uncertainty regarding the financial viability of providing service using unbundled network elements. As a result, IDT has placed its Consumer Phone Services business in “harvest mode,” wherein we seek to retain existing customers but do not actively market to new customers.

We continue to negotiate interconnection arrangements with each ILEC, generally on a state-by-state basis, for our Consumer Phone Services business as well as other businesses. These agreements typically have terms of two or three years; accordingly, a substantial number of our interconnection agreements with ILECs will expire and require renegotiation in any given year. Each of these agreements provides for a holdover that continues the agreement on its current terms pending renegotiation. While current FCC rules and regulations require the incumbent provider to provide certain network elements necessary for us to provision end-user services on an individual and combined basis, we cannot assure that the ILECs will provide these components in a manner and at a price that will support competitive operations.

Access Charges

As a provider of long distance, we remit access fees directly to local exchange carriers or indirectly to our underlying long distance carriers for the origination and termination of our long distance telecommunications traffic. Generally, intrastate access charges are higher than interstate access charges. Therefore, to the degree access charges increase or a greater percentage of our long distance traffic is intrastate, our costs of providing long distance services will increase. As a local exchange provider, we bill access charges to long distance providers for the origination and termination of those providers’ long distance calls. Accordingly, as opposed to our long distance business, our local exchange business benefits from the receipt of intrastate and interstate long distance traffic. Under FCC rules, our interstate access rates must be set at levels no higher than those of the ILEC in each area we serve, which limits our ability to seek increased revenue from these services. Some, but not all, states have similar restrictions on our intrastate access charges.

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

Customer Proprietary Network Information

In 2007, the FCC increased its regulatory oversight of Customer Proprietary Network Information (“CPNI”). The Commission took this increased role in response to several high-profile cases of “pretexting,” which occurs when an individual secures, through deception, from a communications provider the private phone records of another person. IDT has a CPNI compliance policy in place and we believe we currently meet or exceed all FCC requirements for the protection of CPNI. However, we cannot be assured that we are in full compliance and if the FCC were to conclude that we were not in compliance, we could be subject to fines or other forms of sanction.

International Telecommunications Services—International Settlements

The FCC’s International Settlements Policy (“Policy”) restricts the terms on which U.S.-based carriers and certain of their foreign correspondents settle the cost of terminating each other’s traffic over their respective networks. Under this Policy, absent approval from the FCC, international telecommunications service agreements with dominant foreign carriers must be non-discriminatory, provide for settlement rates usually equal to one-half of the accounting rate, and require proportionate share of return traffic. This Policy, however, does not apply to arrangements with any non-dominant foreign carrier or, since March 30, 2005, with any dominant foreign carrier on routes where a demonstration has been made that at least one U.S. carrier has a settlement arrangement with the dominant foreign carrier that is compliant with the FCC’s applicable benchmark settlement rates. This action has greatly lessened the number of instances in which the Policy applies, effectively granting U.S. and foreign carriers greater freedom to set rates and terms in their agreements. As a result, 164 countries currently are exempt from the Policy, representing over 90% of all U.S.-originated international traffic. Notwithstanding the foregoing, the FCC could find that we do not meet certain Policy requirements with respect to certain of our foreign carrier agreements. Although the FCC generally has not issued penalties in this area, it has issued a Notice of Apparent Liability to a U.S. company for violations of the Policy and it could, among other things, issue a cease and desist order, impose fines or allow the collection of damages if it finds that we are not in compliance with the Policy. Any of these events could have a material adverse effect on our business, financial condition, or results of operation.

Regulation of Enhanced Service Providers

Under FCC rules, telecommunications services are those that transmit user information from point to point (or points) without change in form or content, while “enhanced” services either provide additional information or provide some manipulation of the form or content of the user’s transmitted information. “Enhanced service providers” are exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contributions to the federal Universal Service Fund. Similarly, where telecommunications service providers have offered enhanced services in addition to their telecommunications services, the FCC and state regulatory bodies have exempted the enhanced service component and its associated revenue from legacy telecommunications regulations, such as access charges and contributions to the respective Universal Service Fund. Some of the services that IDT provides may be characterized for regulatory purposes as enhanced services.

The FCC held in a Declaratory Ruling and Report and Order released on June 30, 2006, or the “Order,” that calling cards that use VoIP to transmit telecommunications were telecommunications, not enhanced services. Consequently, the Order held that, both retrospectively and prospectively from the effective date, the minutes from “IP-in-the-middle” calling cards were subject to access charges and that service providers must contribute to the Universal Service Fund based on revenue generated from such calling cards. In the Order, the FCC also held that calling cards that jointly provide enhanced and telecommunications services are to be treated as telecommunications services and thus, subject to access charges and Universal Service Fund contributions. However, for the enhanced, or menu-driven, cards, application of access charges and USF contributions would only be prospective. In the Order, the Commission also imposed several intercarrier and governmental reporting obligations. Numerous aspects of the Order are on appeal and we cannot be sure that the FCC’s conclusions and requirements will remain in effect. As a result of the Order, particularly its retroactive application for IP-in-the-middle services, we could be subject to fines, penalties or additional costs for services provided in the past, which could adversely affect our financial condition.

REGULATION OF TELECOM BY STATE PUBLIC UTILITY COMMISSIONS

Our telecommunications services that originate and terminate within the same state, including both local service and in-state long distance toll calls, are subject to the jurisdiction of that state’s public utility commission. The Communications Act of 1934, as amended, generally preempts state statutes and regulations that prevent the provision of competitive services, but permits state public utility commissions to regulate the rates, terms and conditions of intrastate services, so long as such regulation is not inconsistent with the requirements of federal law. IDT is certified to provide facilities-based and/or resold long distance service in all 50 states and facilities-based and resold local exchange service in 45 states. In addition to requiring certification, state regulatory authorities may impose tariff and filing requirements, consumer protection measures, and obligations to contribute to universal service and other funds. Rates for intrastate switched access services, which we both pay to local exchange companies and collect from long-distance companies for originating and terminating in-state toll calls, are subject to the jurisdiction of the state commissions. State commissions also have jurisdiction to approve negotiated rates, or establish rates through arbitration, for interconnection, including rates for unbundled network elements. Changes in those access charges or rates for unbundled network elements could have a substantial and material impact on our business.

REGULATION OF TELECOM—INTERNATIONAL

International Licensing for Telecommunications Services

In connection with our international operations, we have obtained licenses or are otherwise authorized to provide telecommunications services in various foreign countries. We have obtained licenses or authorizations in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Denmark, France, Germany, Greece, Hong Kong, Ireland, Italy, Japan, Mexico, the Netherlands, Peru, Portugal, Singapore, South Africa, Spain, Sweden, Switzerland, the United Kingdom and Uruguay. In numerous countries where we operate or plan to operate, we are subject to many local laws and regulations that, among other things, may restrict or limit the ability of telecommunications companies to provide telecommunications services in competition with state-owned or state-sanctioned dominant carriers.

REGULATION OF INTERNET TELEPHONY

The use of the Internet and private IP networks to provide voice communications services is a relatively recent market development. Although the provision of such services is currently permitted by United States law and largely unregulated within the United States, several foreign governments have adopted laws and/or regulations that could restrict or prohibit the provision of voice communications services over the Internet or private IP networks. More aggressive regulation of the Internet in general, and Internet telephony providers and services specifically, may materially and adversely affect our business.

In June 2006, the FCC announced that interconnected VoIP providers, such as Net2Phone, would be required to contribute to the federal Universal Service Fund (“USF”), beginning October 2006. As a result of the FCC’s action, we now contribute to the USF for our interconnected VoIP revenue. If we fail to report our revenue and remit contributions to the USF on that revenue accurately, we may be subject to late fees, penalties or other actions, which could negatively affect our business.

The action by the FCC also expanded the possibility that our interconnected VoIP services may become subject to state regulation, which will likely lead to higher costs and reduce or eliminate the competitive advantage interconnected VoIP holds over traditional telecommunications services.

REGULATION OF SPECTRUM

The FCC regulates the grant, administration, and renewal of spectrum licenses in the United States. The FCC and the International Telecommunications Union (ITU) also regulate a variety of spectrum interference, coordination, and power emission standards and authorizations. IDT Spectrum holds certain fixed wireless spectrum licenses and provides service over that spectrum. Some significant areas of regulation include:

Secondary Spectrum Markets: Spectrum Leasing

On May 15, 2003, the FCC adopted rules designed, in part, to assist in creating a national secondary market in spectrum leasing. On July 8, 2004, the FCC adopted a 2nd Report and Order, Order on Reconsideration, and Second Further Notice of Proposed Rulemaking to further streamline the rules governing secondary spectrum markets and to request further comments about additional future rule changes. Among other things, the FCC installed unprecedented “immediate approval” processes for certain de facto spectrum leases, which essentially means that an eligible license holder, like IDT Spectrum, may lease the same spectrum to multiple users, provided those users are aware that the arrangement is non-exclusive. Additionally, the FCC allows an eligible license holder to issue leases that allow splitting spectrum usage over frequency, space and time.

Renewal of 39 GHz and 28 GHz Local Multipoint Distribution Service (LMDS) Licenses

IDT Spectrum’s area-wide 39 GHz licenses (our major holdings) possess a 10-year term expiring on October 18, 2010. Our remaining 39 GHz licenses expire at various times between November 2006 and

February 2017, and IDT Spectrum filed applications with the FCC requesting either renewal or a waiver and an extension of the license period to October 2010 for 103 39 GHz Rectangular Service Area or RSA licenses whose term expires on or before the end of the calendar year 2007. The term of IDT Spectrum’s New York City LMDS license ended on February 1, 2006, and IDT Spectrum filed applications with the FCC requesting either renewal or a waiver and an extension of the license period to October 2010. On January 31, 2007, the FCC Wireless Telecommunications Bureau granted a limited extension of the 39 GHz RSA licenses and the New York City LMDS license until August 1, 2007. We filed a petition for reconsideration on March 2, 2007, and on July 31, 2007, the FCC Wireless Telecommunications Bureau conditionally renewed the New York City LMDS license until February 1, 2016, subject to a demonstration of “substantial service” by October 6, 2008. Failure to demonstrate substantial service by this date shall result in automatic cancellation of this license. The FCC has yet to decide the issues of the renewal and/or extensions of the license periods for the 39 GHz RSA licenses. The renewal date for our 15 other LMDS licenses is August 10, 2008. IDT Spectrum has followed the lead of two ad hoc coalitions of LMDS licensees who petitioned the FCC earlier this year for multi-year extensions of the build out requirements for LMDS licenses. The general bases for these petitions are the lack of affordable LMDS radio equipment and the lack of widespread demand for services provided over LMDS spectrum. As part of its petition, IDT Spectrum also requests similar treatment of the other upper millimeter wave band licenses, specifically the 39 GHz Economic Area (EA) licenses that have a November 2010 construction/renewal deadline. The FCC’s stated policy for renewal of licenses in these bands is that licensees will have a renewal expectancy if they demonstrate substantial service during the initial license periods. The FCC’s application of substantial service criteria cannot be predicted and we cannot be assured that the FCC will renew or extend the construction deadline for any or all of our licenses. A failure by the FCC to renew or extend the construction deadline for our licenses in major markets could have a material adverse effect on those businesses.

REGULATION OF ENERGY

IDT Energy operates as an ESCO in an evolving market, affected by the actions of governmental agencies, mostly on the state level (such as the New York Public Service Commission (NYPSC)), and other organizations (such as the New York ISO (NYISO) and indirectly the Federal Energy Regulatory Commission (FERC)s). ESCOs are regulated primarily pursuant to retail access-related orders of the NYPSC as implemented by the retail access plans, programs, operating procedures and tariffs and rate schedules of the utilities in New York. In addition, IDT Energy is affected by and must comply with the applicable NYISO tariff terms and conditions related to Load Serving Entities that purchase electricity in the NYISO markets. ESCOs must also comply with certain limited provisions of the Home Energy Fair Practices Act, within the New York Public Service Law, and regulations promulgated thereunder. While New York State is considered a leader in the restructuring of the energy industry from regulated vertically-integrated monopolies to competitive markets, IDT Energy may be subject to new laws, orders or regulations or the revision or interpretation of existing laws, orders or regulations.

REGULATION OF CARMEL

Debt collection practices are governed by both federal and state law in the United States. The Fair Debt Collection Practices Act, or FDCPA, is the primary federal law governing debt collection practices. The FDCPA makes provision for aggrieved consumers to file private lawsuits against a collection agency that violates the law. Alternately, the Federal Trade Commission or the state Attorney General may take action against a noncompliant collection agency, including issuing fines, ordering damages, restricting the agency’s operations or even closing it down. Regulation of collection agencies occurs primarily at the individual state level as most states require collection agencies to be licensed and/or bonded. In addition, many states have laws regulating debt collection activities. The FDCPA provides that a more restrictive state law will supersede any similar provision of the FDCPA. During fiscal 2007, some states began to take steps to regulate not only debt collection agencies but also companies that engage in debt portfolio acquisition and management activities.

REGULATION OF OTHER BUSINESSES

We operate other smaller or early-stage initiatives and operations, including Ethnic Grocery Brands, our grocery distribution business, IDT Global Services, which is primarily comprised of its call center operations, and certain real estate investments, any of which may be subject to federal, state, or local laws and regulations.

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

IDT owns more than 290 trademark and service mark registrations and pending applications in the United States and additional registrations abroad. IDT protects its brands in the marketplace including the IDT and Net2Phone Brands. Where deemed appropriate, we have filed trademark applications throughout the world in an effort to protect our trademarks. Where deemed appropriate, we have also filed patent applications in an effort to protect our patentable intellectual property. IDT’s business units now have over 81 issued patents and 78 patent applications pending in the United States and abroad. Excluding those issued to Net2Phone, discussed below, we own 6 issued patents and 22 patent applications in the United States and 16 patents issued abroad with more than 34 patent applications pending abroad.

In fiscal 2007, IDT’s business units have procured new issued patents and filed new patent applications in the United States and abroad. IDT’s businesses also have modified or pruned their portfolios based on strategic initiatives, cost effectiveness and other factors.

IDT maintains a global telecommunications switching and transmission infrastructure that enables us to provide an array of telecommunications, Internet access and Internet telephony services to our customers worldwide. Our network is continuously monitored by our Network Operations Center based in Piscataway, New Jersey. IDT has domestic and foreign patents and patent applications regarding its infrastructure and or global telecommunication network for its international telecommunications traffic and the international traffic of other telecommunications companies.

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

IDT Telecom

IDT Telecom currently owns 3 issued patents and has 8 pending patent applications in the United States. IDT Telecom has 13 foreign patent applications pending in various countries abroad.

IDT Capital

IDT Capital currently owns a combined total of 12 pending patent applications in the United States and in various countries abroad that relate to either business operations it oversees or businesses-in-development. IDT Capital also owns, or has licenses to, certain trademark and service mark registrations and pending applications in the United States and additional registrations abroad.

IDT Spectrum

IDT Spectrum currently owns 3 issued patents and one pending patent application in the United States as well as 14 foreign patents and 8 foreign patent applications pending in various countries abroad.

Net2Phone

Net2Phone currently owns 37 issued patents and has over 20 pending patent applications in the United States. Net2Phone has 33 foreign issued patents, and over 11 patent applications pending abroad. Many of these patents relate to VoIP communications.

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

INTERNATIONAL SALES

In fiscal years 2007, 2006 and 2005, revenue from customers located outside of the United States accounted for approximately 31%, 31%, and 27% of our total revenues, respectively. We anticipate that revenues from international customers will continue to account for a significant percentage of our total revenues.

EMPLOYEES

As of October 1, 2007, we had a total of approximately 2,360 employees.

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

The worldwide telecommunications industry has been characterized in recent years by intense price competition, which has resulted in a significant decline in both our average per-minute price realizations and our average per-minute termination costs, as well as more recent decreases in revenue in our calling cards division. Many of our competitors in all of the retail telecommunications market segments in which we operate are aggressively pricing their services. We believe that a factor in our competitors’ ability to aggressively price their services is attributable to misrepresentations made by certain of our competitors regarding their services, which led us to file a lawsuit against our competitors in an attempt to level the playing field in our industry. Our intense competition has led to continued erosion in our pricing power, both in our retail and wholesale markets, and we have generally had to pass along any savings we achieve on our per minute costs to our customers in the form of lower prices. Any increase by us in pricing may result in our prices not being as attractive, which may result in a reduction of revenue. We have recently introduced increased pricing on certain of our calling card products, which, along with other competitive factors, has caused revenue generated by our prepaid calling cards to decrease as a result of decreased traffic. If this trend continues or intensifies, it could have a material adverse effect on the revenues generated by our telecommunications business lines or our ability to maintain our margins.

Because our calling cards generate the bulk of our revenue, our growth and our results of operations are substantially dependent upon growth in this business, and we face significant competition.

During fiscal 2007, our Prepaid Products segment generated $936.7 million in revenues, which accounted for 54.1% of IDT Telecom’s revenues and 46.5% of our total consolidated revenues. Our calling card businesses account for over 97% of the revenues of our Prepaid Products segment. Accordingly, our results of operations and future growth depend on the performance of this business. We compete in the prepaid calling card market with many of the established facilities-based carriers, such as AT&T, Verizon and Sprint. These companies are substantially larger and have greater financial, technical, engineering, personnel and marketing resources, longer operating histories, greater name recognition and larger customer bases than we do. The use by these competitors of their resources could significantly impact our ability to compete successfully.

In addition to these larger competitors, we face significant competition from smaller calling card providers, who from time-to-time offer rates that are substantially below our rates, and in some instances below what we believe to be the cost to provide the service, in order to gain market share. This type of pricing by one or more competitors can adversely affect our revenues, as they gain market share at our expense, and our gross margins, if we lower rates in order to better compete. We believe one of the reasons that certain of our competitors are able to offer lower pricing is because their cards do not deliver all the minutes they claim to sell. Accordingly, on March 8, 2007, we filed a civil anti-fraud action in the federal district court in Newark, New Jersey, claiming that these competitors have been misleading calling card customers, and as a result, negatively impacting our market share, resulting in a reduction of our revenues and profits. Although the judge in this case chose not to grant the preliminary injunction we requested, a decision which was affirmed on appeal, we are continuing with this lawsuit. We are uncertain, even with the potential of fair competition, whether we will be able to regain revenues lost over the past number of quarters. Additionally, we cannot be assured that our actions will adjust the market so that we can better compete.

The continued growth of the use of wireless services, largely due to lower pricing of such services, has adversely affected the sales of our prepaid calling cards as customers migrate from using prepaid calling cards to wireless services. We expect pricing of wireless services to continue to decrease, resulting in increased substitution of prepaid calling cards by wireless services and increased pricing pressure on our prepaid calling cards.

If we are not able to increase or maintain our sales of prepaid calling cards, our overall results of operations could continue to materially suffer. Further, if our competitors continue to utilize their greater resources or operate at lower levels of profitability in order to more aggressively market their products and services, or continue to mislead calling card customers, this significant portion of our revenues and profitability could continue to be adversely affected.

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

We rely upon our carrier agreements with foreign partners in order to provide our telecommunications services to our customers. These carrier agreements are for finite terms and, therefore, there can be no guarantee that these agreements will be renewed at all or on favorable terms to us. Our ability to compete in foreign countries would be adversely affected if our carrier agreements with foreign partners were terminated or we were unable to enter into carrier agreements in the future to provide our telecommunications services to our customers, which could result in a reduction of our revenues and profits.

Our customers, particularly our wholesale carrier customers, could experience financial difficulties, which could adversely affect our revenues and profitability if we experience difficulties in collecting our receivables.

As a provider of international long distance services, we depend upon sales of transmission and termination of traffic to other long distance providers and the collection of receivables from these customers. The wholesale market continues to feature many smaller, less financially stable companies. If continued weakness in the telecommunications industry reduces our ability to collect our accounts receivable from our major customers, particularly our wholesale carrier customers, our profitability may be substantially reduced. While our most significant customers vary from quarter to quarter, our five largest wholesale carrier customers accounted for

5.4% of our total consolidated revenues in fiscal 2007 compared with 5.1% in fiscal 2006. This concentration of revenues increases our exposure to non-payment by our larger customers, and we may experience significant write-offs related to the provision of wholesale carrier services if any of our large customers fail to pay their outstanding balances, which could adversely affect our revenues and profitability.

Our revenues will continue to suffer if our distributors and sales representatives, particularly Union Telecard Alliance, LLC, fail to effectively market and distribute our prepaid calling card products and other services.

We currently rely on our distributors and representatives for marketing and distribution of our prepaid calling card products and other services. We hold a 51% ownership interest in Union Telecard Alliance, LLC, or UTA, which utilizes a network of more than 1,000 sub-distributors (ranging from large companies to sole proprietors) that sell to retail outlets throughout the United States to distribute our prepaid calling cards. Subject to provisions of early termination, our exclusive distribution agreement with UTA is set to expire on April 24, 2009. In addition to UTA’s sub-distributors, UTA is in the early stages of developing its own direct-to-retailer distribution network in order to increase revenues and margins by, among other things, driving sales with an increased brand identity. We believe that the development of UTA’s own direct-to retailer distribution network may take significant time, and there is no assurance UTA can successfully or cost-effectively build such a network or that the development of UTA’s distribution network may not otherwise adversely affect our business.

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

Increased competition in the consumer and business telephone market, particularly from the regional bell operating companies, or RBOCs, and cable operators, could accelerate our customer churn rate, revenue declines and profit declines in that business.

We offer stand-alone long distance phone service to residential and business subscribers throughout the United States and we offer local service, bundled with long distance service, to residential subscribers in 11 states. The U.S. consumer phone services industry is characterized by numerous entities competing for a relatively static number of customers, leading to a high customer turnover rate because customers frequently change service providers in response to offers of lower rates or promotional incentives. Competition in the United States to provide phone services is intense. Our primary competitors in the long distance market include major long distance carriers and the RBOCs. The three RBOCs are (i) AT&T (which acquired BellSouth in December 2006), (ii) Qwest and (iii) Verizon (which now includes MCI). Each of the RBOCs continues to enjoy a virtual monopoly as the Incumbent Local Exchange Carrier, or ILEC, in its respective territory and the RBOCs are well funded. In a battle for market share, the RBOCs have considerable resources and we expect the RBOCs to continue to increase their share of the long distance market. Some of our competitors offer products and services available as part of their bundled service offerings, such as wireless services, high speed Internet access and television, that we do not presently offer as a bundled service offering.

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

This increased competition could accelerate our customer churn rate, revenue declines and profit declines in the consumer and business telecom markets, thereby reducing the duration that we can “harvest” the business.

We rely on the RBOCs for access to our consumer customers’ premises, and if that access is not maintained our ability to offer local telephone service will be constrained.

We rely on utilizing the RBOCs’ networks to gain access to our customers’ premises to provide the local portion of our bundled local and long distance services. That access was previously assured by the UNE-P rules of the Federal Communications Commission, or FCC, which mandated that the RBOCs make their networks available to alternate service providers, such as us, at set rates. In February 2005, the FCC effectively repealed the UNE-P rules, which has constrained our ability to compete. We have entered into agreements with Verizon, AT&T and BellSouth (acquired by AT&T in December 2006) granting us access to their respective networks, albeit at higher rates than we paid under the UNE-P system. This has impaired our overall ability to offer our bundled service at competitive rates and has led to a decline in our consumer phone services business and our overall revenues. Further, as the consumer bundled service has higher margins than does most of our other telecom offerings, the decrease in the proportions of our overall revenues from that source has negatively affected our overall profit margins.

We have invested and are continuing to invest significant time and resources in an attempt to grow the business and subscriber base of our TúYo Mobile wireless unit, which ultimately may not be profitable.

Although we have invested significant time and resources into the growth of TúYo Mobile, such investments may not be realized and the business may not be profitable. Competition in the MVNO market has been fierce, and a number of other mobile wireless service providers have also targeted the Hispanic population. Such intense competition presents significant pricing pressures and results in relatively low margins, and many other MVNOs have already failed. In addition, the costs we incur in acquiring TúYo Mobile subscribers may not provide us with a reasonable return on investment, due to the risk of high turnover of subscribers.

RISKS RELATED TO IDT ENERGY

In the event that certain best practices and programs with which we comply were to be revised, it could disrupt our operations and adversely affect our results and operations.

Certain retail access “best practices” and programs proposed and/or required by the NYPSC have been implemented by utilities in several service territories in which IDT Energy operates. IDT Energy utilizes and has incorporated these practices and programs in its current business plan. These practices include: ESCO referral programs, purchase of receivables, access to customer data, and alignment of utility incentives. In particular, we participate in a program under which certain utilities offer guarantees of customer receivables in exchange for a percentage, generally less than or equal to 1.5%, of the total receivables of our customers in their region. This program is a key component of our control of bad debt risk in our ESCO business. In the event that any of these best practices or programs were to be revised or eliminated by the NYPSC or the individual utilities, we would need to adjust IDT Energy’s current strategy regarding customer acquisition and its focus on the growth of its customer base. Any failure to properly respond to changing conditions could adversely affect our results of operations and profitability. The NYPSC recently initiated a proceeding in order to generically examine the utility programs and practices it directed in recent years to advance the development of the competitive retail market for electricity and natural gas in New York. According to the NYPSC’s Notice in this proceeding, the NYPSC stated that it may be appropriate at this time to review these programs and practices given the existence of numerous ESCOs providing competitive retail services and the current condition of the market. The NYPSC has yet to issue an order in this proceeding and it is unclear when and how the NYPSC may rule on the utility programs and practices currently in place and whether IDT Energy may be adversely affected by any related rulings or rate proceedings of the specific utility.

Our current strategy with respect to our energy business is based on current regulatory and market conditions and assumptions which could change or prove to be incorrect.

Our current approach to the ESCO business is to aggressively seek to add customers through active marketing. We believe that is the proper strategy based on market conditions, the financial results of the business and our ability to manage our costs and risk profile. All of those factors are subject to change based on changes in the relatively young industry, weather conditions and the prices for energy which are subject to market, regulatory, geopolitical and other factors out of our control. Milder weather than expected could reduce demand for our services. With respect to the regulatory environment, regulation over the electricity and gas markets have been in flux at the state and federal levels. In particular, the pricing for capacity, energy and ancillary services in the NYISO markets continues to evolve as the NYISO recently has filed changes to its market rules involving Installed Capacity in New York City with FERC to address market power mitigation issues. To the extent these and other NYISO market changes are adopted by FERC, they may be subject to rehearing, judicial review and complaints by market participants or the NYISO. Any proposed NYISO market changes may affect the prices at which IDT Energy purchases electricity for its customers. While we seek to pass along increases in energy costs to our customers, we may not always be able to do so. Any changes in these factors, or if the industry development changes significantly, could have an adverse effect on the revenues, profitability and growth of this business or call into question the viability of our current growth strategy.

The ESCO business, and our participation in this market, is relatively new and evolving factors could adversely impact the market and our performance.

The ESCO business grew out of the deregulation of the energy market in the State of New York, which only began in 2000. Further, IDT only entered the market in 2004. Accordingly, the entire market is still evolving and we are continuing to hone our operations and strategy. We cannot predict how the market will develop or if our focus on customer acquisition and growth will prove to be the proper strategy. If our presumptions prove to be incorrect, the results of operations of this business could be adversely affected. Moreover, the ESCO business is fiercely competitive and competitors often adopt unfair business practices to sign up new customers. Such unfair practices by other companies can adversely affect our ability to grow or maintain our customer base.

RISKS RELATED TO IDT CARMEL

IDT Carmel Portfolio Management may not be able to purchase consumer receivables portfolios at appropriate prices, and a decrease in our ability to purchase portfolios of receivables could adversely affect our ability to generate revenue and profits.

Our success depends on the continued availability of consumer receivable portfolios that meet our purchasing criteria and our ability to identify and finance the purchase of such portfolios. The availability of consumer receivable portfolios at favorable prices and on terms acceptable to us depend on many factors outside of our control, including, but not limited to, the continuation of the current growth trend in consumer debt and the continued volume of consumer receivable portfolios available for sale. We may not be able to continue to acquire receivables in sufficient amounts to operate efficiently and profitably.

IDT Carmel may not be able to collect the expected amounts on its consumer receivables portfolios, which would adversely affect our revenues and results of operations.

Many factors affect our ability to recover on the debt portfolios that we purchased through IDT Carmel, many of which are out of our control. For example, our ability to recover on the debt portfolios purchased through IDT Carmel may decrease in a weak economic cycle. Furthermore, a weak economic cycle may depress portfolio market prices thus reducing the value of existing portfolios in our inventory. The inability to recover on our debt portfolios at the rates anticipated would adversely affect our revenues and results of operations.

The debt collection business is heavily regulated and highly competitive, which could adversely affect our operations.

Any change in laws, rules, regulations and ordinances may negatively limit our ability to acquire, recover and/or enforce our rights with respect to receivables and may create compliance exposure. Increased regulation of debt portfolio companies at the state level may negatively limit our ability to acquire and manage debt portfolios through our IDT Carmel Portfolio Management, LLC subsidiary. Debtors and regulatory authorities frequently sue violators, including via class action lawsuits under consumer credit, collections, employment, securities and other laws.

The consumer debt collection industry is highly competitive and fragmented. We compete in the acquisition of portfolios and collection accounts with a wide range of other purchasers of consumer receivables, third party collection agencies, large buyers of debt who have developed certain key relationships with sellers of receivables and large entities with strong financial resources that purchase small to mid-size debt collection companies for strategic purposes. Some of our competitors may have substantially greater personnel, capital and financial resources. The potential entry of new competitors, including companies that historically focused on the acquisition of different asset types, and the expected increase in competition from current market participants may reduce our access to consumer receivable portfolios. Aggressive pricing by our competitors could raise the price of consumer receivable portfolios above levels that we are willing to pay, which could reduce the number of consumer receivable portfolios suitable for us to purchase or if purchased by us, reduce the profits, if any, generated by such portfolios. If we are unable to purchase receivable portfolios at favorable prices or at all, our finance income and earnings could be materially reduced and substantially hinder our ability to grow the business. Furthermore, in this highly competitive industry, maintaining skilled and motivated collectors is essential to being competitive, and is increasingly difficult. Our failure to compete effectively for skilled collectors and portfolios can adversely affect the development, growth and profitability of this business.

IDT Carmel’s collections may decrease if bankruptcy filings increase or if bankruptcy laws change.

During times of economic recession, the amount of charged-off consumer receivables generally increases, which contributes to an increase in the amount of personal bankruptcy filings. Under certain bankruptcy filings, a debtor’s assets are sold to repay creditors, but since the charged-off consumer receivables we are attempting to collect are generally unsecured or secured on a second or third priority basis, we often would not be able to collect on those receivables. Our collections may decline with an increase in bankruptcy filings or if the bankruptcy laws change in a manner adverse to our business, in which case, our financial condition and results of operations could be materially adversely affected.

RISKS RELATED TO OUR FINANCIAL PERFORMANCE AND GROWTH STRATEGY

We have incurred significant losses since our inception, which could cause the trading price of our stock to decline.

We have incurred significant losses since our inception. During fiscal 2007, we had consolidated net income of $58.6 million, as a result, in part, of a $205.2 million gain recorded on the sale of IDT Entertainment and a $44.7 million gain on the sale of our U.K.-based Toucan business. Absent these gains, we would have recorded a net loss, as we have in prior fiscal years. If we are not able to achieve overall profitability or maintain any profitability that we do achieve, the trading price of our stock could be negatively affected.

Our growth strategy depends, in part, on our acquiring complementary businesses and assets and expanding our existing operations, which we may be unable to do.

Our growth strategy is based, in part, on our ability to acquire businesses and assets that are typically complimentary to our existing operations. The success of this acquisition strategy will depend, in part, on our ability to accomplish the following:

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

We hold significant cash, cash equivalents marketable securities and investments that are subject to various market risks.

As of July 31, 2007, we had approximately $661.0 million of cash, cash equivalents, marketable securities, and investments. As discussed below in the Quantitative and Qualitative Disclosure of Market Risk section, due to the variety of financial instruments that we hold we are exposed to various market risks. In particular, we are exposed to changes in interest rates primarily from our investments in cash equivalents and marketable debt securities. Furthermore, we hold a portion of our total asset portfolio (included in investments) in holdings of pooled investment vehicles, including hedge funds, that we hold for strategic and speculative purposes; as of July 31, 2007, the carrying value of our investments in such pooled investment vehicles was approximately $112.3 million. This carries a degree of risk, as there can be no assurance that the managers of the hedge funds in which we have invested will be able to accurately predict the course of price movements of securities and other instruments and, in general, the securities markets have in recent years been characterized by great volatility and unpredictability. As a result of these different market risks, our holdings of cash, cash equivalents, marketable securities and investments could be materially and adversely affected.

INTELLECTUAL PROPERTY, TAX AND REGULATORY RISKS

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

In addition, we may be required to litigate in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition or results of operations, and there can be no assurances that we will be successful in any such litigation. To date, we have not been successful in litigating certain infringement claims regarding patents owned by our Net2Phone subsidiary relating to VoIP technology.

We may be subject to claims of infringement of intellectual property rights of others.

From time to time we may be subject to claims and legal proceedings from third parties regarding alleged infringement by us of trademarks, copyrights, patents and other intellectual property rights. Such suits can be expensive and time consuming and could distract us and our management from focusing on our businesses. Further, loss of such suits could result in financial burdens and the requirement to modify our modes of operation, which could materially adversely affect our business.

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

On February 10, 2006, Universal Service Administrative Company, or USAC, notified us that it issued an Audit Report from its Internal Audit Division, or IAD. In calendar year 2005, the IAD audited our FCC Form 499-A filings for calendar years 2000 through 2004 related to the payments to the Universal Service Fund, and concluded that we incorrectly reported certain revenues on Forms 499-A. USAC directed us to refile our Forms 499-A for calendar years 2002 through 2004 in a manner consistent with the IAD’s findings. We did not refile the Forms 499-A, as we believed the IAD is mistaken in certain conclusions regarding the treatment of our revenues. USAC, however, filed the forms on our behalf, which we believe to be impermissible under the FCC’s rules and regulations.

We filed with the FCC a “Request for Review” of the Audit Report, which remains pending as of the date we are filing this Annual Report. USAC’s revisions to our filing methodology resulted in additional regulatory payments for the years covered by the audit. Because we believe in the accuracy of our filing methodology and our Request remains pending, we have not revised our methodology for post-audit Form 499-A filings. We have accrued for all regulatory fees we believe may be incurred under IAD’s methodology from 2002 through the present, in the event our Request is denied and/or our methodology is not upheld on appeal, and we have made payments on amounts that have been invoiced to us by USAC. The accrual amount for the years covered by the audit and subsequent years, as of July 31, 2007, is $42.7 million. Until a final decision has been reached in our dispute, we will continue to accrue in accordance with IAD’s methodology. Our total accrual will likely continue to increase unless we remit certain payments to avoid late fees and/or penalties in spite of our pending appeal. If we do not properly calculate, or have not properly calculated, the amount payable by us to the Universal Service Fund, we may be subject to interest and penalties.

On June 5, 2007, we were notified by USAC that it intended to audit our Form 499-A filings for calendar years 2005 and 2006. USAC’s audit remains ongoing as of the date of this Annual Report on Form 10-K. Since the audit has not concluded, we believe it is premature to state what, if any, legal or financial impact the audit may have on us.

The Internal Revenue Service, in the ordinary course of business, may audit some or all of our tax filings. In 2006, the IRS commenced an audit of us covering our fiscal years 2001, 2002, 2003 and 2004, which audit is ongoing and is of a broad scope. Our pre-tax income (loss) for those years was $741.8 million, $(281.2) million, $(91.4) million and $(99.6) million, respectively.

As discussed above, we are currently subject to audits by different European taxing authorities, including audits relating to VAT we have not collected from calling cards sold to distributors who, in turn, resell such cards in Europe. In the conduct of such audits, we may be required to disclose information of a sensitive nature and, in general, to modify the way we have conducted business with our distributors until the present, which may affect our business in an adverse manner. An additional audit of our VAT payments and our taxes is ongoing in the Netherlands.

Imposition of assessments as a result of tax and regulatory audits could have an adverse affect on our results of operations, cash flows and financial condition.

Federal, state, local and international government regulations may reduce our ability to provide services or make our business less profitable.

We are subject to varying degrees of regulation by federal, state, local and foreign regulators in each of our businesses. The implementation, modification, interpretation and enforcement of these laws and regulations vary and can limit our ability to provide many of our services. Our ability to compete in our target markets depends, in part, upon favorable regulatory conditions and the favorable interpretations of existing laws and regulations. For example, in February 2005, the FCC eliminated the availability of unbundled local switching at TELRIC prices, and thereby eliminated the ability of CLECs to obtain a full “UNE Platform” that provides all elements of local dial-tone service at TELRIC prices. The FCC also limited the availability of high-capacity loops and dedicated transport elements at TELRIC prices; these elements are now available only in particular markets that do not meet tests for the presence of competitive facilities as detailed in the FCC’s rules. These changes have resulted in higher wholesale rates payable by us and have impaired our ability to offer local phone service at competitive rates.

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

Net2Phone’s ability to provide VoIP communications services at attractive rates arises in large part from the fact that VoIP services are not currently subject to the same level of regulation as traditional, switch-based telephony. As such, VoIP providers can currently avoid paying some of the charges that traditional telephone companies must pay. Local exchange carriers are lobbying the FCC and the states to regulate VoIP on the same basis as traditional telephone services. Congress, the FCC and several states are examining this issue. If these regulators decide to increase VoIP regulations, they may impose surcharges, taxes or additional regulations upon providers of Internet telephony. These surcharges could include access charges payable to local exchange carriers to carry and terminate traffic or other charges and fees. The imposition of any such additional fees, charges, taxes and regulations on IP communications services could materially increase our costs and may limit or eliminate our competitive pricing advantages. In addition, we expect that regulations requiring compliance with the Communications Assistance for Law Enforcement Act (CALEA), or provision of 911 services required for traditional telecommunications providers, could place a significant financial burden on us depending on the technical changes required to accommodate the requirements. As a result of recent FCC actions regarding interconnect VoIP, we believe states may attempt to impose new or additional regulatory obligations and require us to pay additional charges and taxes. As a result, our business, financial condition and results of operations could be materially and adversely affected.

Our ability to offer services outside the United States is subject to the local regulatory environment, which may be unfavorable, complicated and often uncertain.

Regulatory treatment outside the United States varies from country to country. We distribute our products and services through resellers that may be subject to telecommunications regulations in their home countries. The failure of these resellers to comply with these laws and regulations could reduce our revenue and profitability, or expose us to audits and other regulatory proceedings. Regulatory developments such as these could have a material adverse effect on our operating results.

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

Howard S. Jonas, our Chairman of the Board and founder, has voting power over 11,642,130 shares of our common stock (which includes 9,816,988 shares of our Class A common stock, which are convertible into shares of our common stock on a 1-for-1 basis) and 5,253,946 shares of our Class B common stock, representing approximately 63.5% of the combined voting power of our outstanding capital stock, as of October 5, 2007. Mr. Jonas is able to control matters requiring approval by our stockholders, including the election of all of the directors and the approval of significant corporate matters, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence the management of our Company is limited.

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

We lease office space in Washington, D.C. for federal legal and government relations personnel.

We lease office space in Silver Spring, MD, which houses WMET’s studio.

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

We own approximately 86,100 square feet of a building in Jerusalem that houses one of our call centers and other operations. IDT leases space in three other locations in Israel to house call center operations.

IDT Capital has a controlling interest in a joint venture which holds a 100% leasehold interest in two leased buildings totaling 120,000 square feet in Palo Alto, California.

Item 3. Legal Proceedings.

On May 5, 2004, we filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. We alleged that the defendants breached a settlement agreement that they had entered into with us to resolve certain disputes and civil actions among the parties. We alleged that the defendants did not provide us, as required under the settlement agreement, free of charge and for our exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement) (“Wavelengths”) on a global undersea fiber optic network that TyCom Ltd. was deploying at that time. In June 2004, Tyco International (US) Inc. and Tyco Telecommunications (US) Inc. asserted several counterclaims against us, alleging that we breached the settlement agreement and are liable for damages for allegedly refusing to accept the defendants’ offer regarding the Wavelengths and for making a public statement that Tyco failed to provide us with the use of its Wavelengths. The parties completed pre-trial discovery and each party filed motions for summary judgment. On July 11, 2007, the Court granted our motion for partial summary judgment on liability, and granted our motion for summary judgment on Tyco’s counterclaims.

On or about August 27, 2003, Aerotel, Ltd., Aerotel U.S.A., and Aerotel U.S.A., LLC (“Aerotel”) filed a complaint against us in the United States District Court, Southern District of New York, seeking damages for alleged infringement of a patent. The parties reached a settlement and pursuant to a stipulation of dismissal all claims and counterclaims have been dismissed. The settlement provides for a payment of $15 million in cash to Aerotel, which we paid in the first quarter of fiscal 2008, and making available to Aerotel calling cards or PINs over time with potential termination costs of up to $15 million, subject to certain other conditions. In connection with this settlement, we accrued an expense in the fourth quarter of fiscal 2007 that is included in the Prepaid Products segment’s selling, general and administrative expenses.

On March 29, 2004, D. Michael Jewett (“Jewett”), a former employee whose employment we terminated less than seven months after he was first hired, filed a complaint against us in the United States District Court, District of New Jersey, following his termination. The complaint alleges (i) violations of the New Jersey Anti-Racketeering Statute; (ii) violations of the New Jersey Conscientious Employee Protection Act (“CEPA”); (iii) violations of the New Jersey Law Against Discrimination (“LAD”); (iv) common law defamation; and (v) New Jersey common law intentional infliction of emotional distress. Jewett is seeking damages of $31 million, plus attorneys’ fees. The Court dismissed the Anti-Racketeering claim and a portion of the LAD claim; and narrowed the remaining claims described above. On January 25, 2006, Jewett filed an amended supplemental pleading which we moved to dismiss. Plaintiff opposed our motion. On September 11, 2007, Judge Chesler issued an order which dismissed the CEPA and LAD claims, without prejudice, against all individual defendants with the exception of Jewett’s direct supervisor. Judge Chesler also granted in part and denied in part our motion to dismiss the supplemental complaint. Judge Chesler dismissed plaintiff’s abuse of process and defamation claims with prejudice. However, the judge denied the motion to dismiss the count for Intentional Infliction of Emotional Distress. Plaintiff also sought leave to amend his complaint and supplemental complaint to add some additional claims, which was denied as well. The parties are engaged in discovery.

On or about April 1, 2004, Jewett sent a copy of his complaint to the United States Attorney’s Office because in his complaint, Jewett alleged, among other things, that improper payments were made to foreign officials in connection with an IDT Telecom contract. As a result, the Department of Justice, the Securities and Exchange Commission and the United States Attorney in Newark, New Jersey conducted an investigation of this matter. We and the Audit Committee of our Board of Directors initiated independent investigations, conducted by outside counsel, regarding certain of the matters raised in the Jewett complaint and in these investigations. Neither our nor the Audit Committee’s investigations have found any evidence that we made any such improper payments to foreign officials. We continue to cooperate with these investigations.

On June 1, 2006, we filed a complaint in the United States District Court for the District of New Jersey alleging that eBay, Inc., Skype Technologies SA, Skype, Inc. and several as of yet unidentified business entities (collectively, “Skype”) infringed patents owned by us. Our complaint was amended to include claims for Skype’s alleged infringement of additional patents, all owned by us. The lawsuit seeks, among other things, an injunction enjoining Skype from infringing these patents and monetary damages in connection with Skype’s alleged infringement. Skype has answered the complaint and amended complaints, denying any liability with respect to our claims.

On March 8, 2007, IDT Telecom, Inc. and UTA filed a complaint and on April 2, 2007 an amended complaint in the United States District Court for the District of New Jersey against several prepaid calling card companies. The lawsuit alleges that the defendants are systematically falsely promising minutes in their voice prompts and other advertisements that consumers cannot obtain from the cards they have bought. We sought an injunction barring the defendants from continuing their false promises as well as money damages and asserted that the defendants have violated the federal Lanham Act as well as several states’ false advertising and deceptive trade practices statutes. We have settled with three of the defendant groups. On May 9, 2007, the judge in the case denied our motion for a preliminary injunction, which decision was affirmed by the Court of Appeals for the Third Circuit, and also denied motions to dismiss filed by all of the non-settling defendants who claimed that the Court lacked jurisdiction. We are continuing to pursue the case against the non-settling defendants.

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

	High	Low
Fiscal year ended July 31, 2006
First Quarter	$13.50	$11.76
Second Quarter	$12.60	$11.38
Third Quarter	$12.75	$10.69
Fourth Quarter	$14.29	$11.01
Fiscal year ended July 31, 2007
First Quarter	$14.89	$12.34
Second Quarter	$13.79	$12.42
Third Quarter	$13.87	$11.01
Fourth Quarter	$13.08	$9.69

The table below sets forth the high and low sales prices for our common stock as reported by the New York Stock Exchange for the fiscal periods indicated.

	High	Low
Fiscal year ended July 31, 2006
First Quarter	$13.20	$11.99
Second Quarter	$12.40	$11.20
Third Quarter	$12.55	$10.81
Fourth Quarter	$13.90	$10.84
Fiscal year ended July 31, 2007
First Quarter	$14.48	$12.50
Second Quarter	$14.17	$12.29
Third Quarter	$14.17	$10.57
Fourth Quarter	$12.46	$9.55

On October 5, 2007, there were 312 holders of record of our Class B common stock and 259 holders of record of our common stock. These numbers do not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On October 5, 2007, the last sales price reported on the New York Stock Exchange for the Class B common stock was $8.82 per share and for the common stock was $8.28 per share.

On April 24, 2007, we paid a $0.25 per share dividend to shareholders of record of our common stock, Class A common stock and Class B common stock at the close of business on March 27, 2007 in the aggregate amount of $20.6 million and we paid a cash dividend of $0.125 per share of our common stock, Class A common stock and Class B common stock on July 31, 2007 to shareholders of record at the close of business on July 23, 2007 in the aggregate amount of $10.2 million. The Board did not declare a dividend in the first quarter of fiscal 2008. The declaration of cash dividends in the future is subject to determination each quarter by the Board of Directors based on a number of factors, including our financial performance and our available cash resources. Accordingly, there can be no assurance that dividends in the future will be equal or similar to previous amounts or that the Board of Directors will not decide to suspend or discontinue the payment of cash dividends.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after July 31, 2007, and which is incorporated by reference herein.

Performance Graph of Stock

The following chart sets forth the cumulative total stockholder return (assuming reinvestment of dividends, if any) on the Company’s Class B common stock and common stock from July 31, 2001 through July 31, 2007, as well as the cumulative total return on (i) the New York Stock Exchange Composite Index, (ii) Standard & Poor’s SmallCap 600 Index and (iii) the Nasdaq Telecommunications Index during such five-year period. The stock price performance of the graph below is not necessarily indicative of future performance.

Issuer Purchases of Equity Securities

This table provides information with respect to purchases by us of shares of our Class B common stock and common stock during the fourth quarter of fiscal 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
May 1 – 31, 2007	0	$0	0	24,584,500
June 1 – 30, 2007(2)	27,350	$11.66	0	24,584,500
July 1 – 31, 2007(3)	1,761,256	$10.35	1,693,300	22,891,200
Total	1,788,606	$10.37	1,693,300

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

(3) Consists of 181,900 shares of common stock and 1,511,400 shares of Class B common stock purchased pursuant to the stock repurchase program, resulting in an aggregate of 22,891,200 shares that may yet be purchased under the stock repurchase program, and 67,956 shares of Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted stock. Such shares are repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

Item 6. Selected Financial Data.

The selected consolidated financial data presented below for each of the fiscal years in the five-year period ended July 31, 2007 has been derived from our Consolidated Financial Statements, which have been audited by Ernst & Young LLP, independent registered public accounting firm. The selected consolidated financial data relating to IDT Entertainment and Corbina Telecom has been reclassified to discontinued operations for all periods presented. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other financial information appearing elsewhere in this Annual Report.

Fiscal Year Ended July 31, (in thousands, except per share data)	2007	2006	2005	2004	2003
Statement of Operations Data:
REVENUES:
Prepaid Products	$936,720	$1,194,926	$1,245,546	$1,175,445	$1,097,931
Consumer Phone Services	148,773	262,094	333,774	224,980	151,988
Wholesale Telecommunications Services	645,136	597,727	592,875	572,041	445,034
IDT Energy	190,751	112,773	12,047	—	—
IDT Capital	91,359	58,902	37,743	94,349	110,092
TOTAL REVENUES	2,012,739	2,226,422	2,221,985	2,066,815	1,805,045
COSTS AND EXPENSES:
Direct cost of revenues (exclusive of depreciation and amortization)	1,615,047	1,779,980	1,700,866	1,586,343	1,391,646
Selling, general and administrative (i)	501,658	556,161	533,076	464,363	447,341
Depreciation and amortization	80,011	87,422	93,631	93,795	88,225
Gain on settlement of litigation	—	—	—	—	(58,034)
Restructuring and impairment charges	33,404	23,646	34,212	58,220	13,312
TOTAL COSTS AND EXPENSES	2,230,120	2,447,209	2,361,785	2,202,721	1,882,490
Gain on sale of U.K.-based Toucan business	44,671	—	—	—	—
Loss from operations	(172,710)	(220,787)	(139,800)	(135,906)	(77,445)
Interest income, net	18,069	9,416	20,575	23,512	26,268
Other income, net	28,980	7,284	71,454	46,563	2,667
Minority interests	(10,180)	(16,177)	(2,639)	(33,728)	(42,989)
(Provision for) benefit from income taxes	(3,605)	(2,576)	(6,317)	30,798	71,196
Loss from continuing operations	(139,446)	(222,840)	(56,727)	(68,761)	(20,303)
Discontinued operations, net of tax:
(Loss) income from discontinued operations	(7,165)	(35,883)	12,913	9,850	2,786
Gain on sale of discontinued operations	205,235	80,069	—	—	—
Total discontinued operations	198,070	44,186	12,913	9,850	2,786
NET INCOME (LOSS)	$58,624	$(178,654)	$(43,814)	$(58,911)	$(17,517)
Earnings per share:
Basic and diluted:
Loss from continuing operations	$(1.70)	$(2.32)	$(0.58)	$(0.78)	$(0.25)
Net income (loss)	$0.71	$(1.86)	$(0.45)	$(0.67)	$(0.22)
Weighted-average number of shares used in calculation of basic and diluted earnings per share	82,165	96,028	97,049	87,920	80,176
Cash dividend declared per common share	$0.375	$—	$—	$—	$—
(i) Stock-based compensation included in selling, general and administrative expense	$7,726	$21,521	$30,328	$8,539	$32,286

As of July 31 (in thousands)	2007	2006	2005	2004	2003
BALANCE SHEET DATA:
Cash, cash equivalents, marketable securities and investments	$661,037	$561,677	$916,718	$1,083,345	$1,053,191
Working capital	301,176	558,342	868,630	910,045	785,557
TOTAL ASSETS	1,367,311	1,762,839	1,977,590	1,856,148	1,732,342
Capital lease obligations—long-term portion	23,401	32,122	38,936	31,810	45,084
Notes payable—long term portion	82,847	90,370	83,142	9,174	—
TOTAL STOCKHOLDERS’ EQUITY	$630,162	$803,352	$1,038,197	$1,028,033	$897,527

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Part I, Item 1A “Risk Factors” in this Annual Report. The forward-looking statements are made as of the date of this Annual Report, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, including our reports on Forms 10-Q and 8-K.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report.

OVERVIEW

General

We are a multinational holding company with operations that span several industries. Our principal businesses consist of:

•

IDT Telecom, through which we provide telecommunications services and products worldwide to retail and wholesale customers, including prepaid and rechargeable calling cards, consumer local and long distance service, prepaid wireless phone services and wholesale carrier services;

•	IDT Energy, which operates our Energy Services Company, or ESCO, in New York State;
•	IDT Carmel, our receivables portfolio management and collection businesses;
•	IDT Local Media, which is primarily comprised of CTM Brochure Display, our brochure distribution company, and the WMET-AM radio station in the Washington, D.C. metropolitan area; and
•

IDT Internet Mobile Group, under which we operate our Zedge websites and platform geared toward content for mobile devices, and Zedge Studios, which is focused on creating and distributing proprietary and licensed content for traditional and internet/mobile distribution.

We hold assets and operate other smaller or early-stage initiatives and operations under our IDT Capital subsidiary, including IDT Spectrum, which holds a significant number of FCC licenses for commercial fixed wireless spectrum in the United States, Ethnic Grocery Brands, our grocery distribution business, IDT Global Services, which is primarily comprised of call center operations, and certain real estate investments.

We conduct our business through the following four reportable segments: Prepaid Products, Consumer Phone Services and Wholesale Telecommunications Services, which comprise IDT Telecom, and IDT Energy. All other operating segments that are not reportable individually are collectively called IDT Capital. IDT Capital includes the following businesses: Ethnic Grocery Brands, IDT Carmel, IDT Local Media, IDT Internet Mobile

Group and various other smaller lines of business. The primary changes in our reportable segments from fiscal 2006 include: (1) bifurcation of the Retail Telecommunications Services segment into the Prepaid Products and Consumer Phone Services segments, (2) the integration of the VoIP segment into the Prepaid Products and Wholesale Telecommunications Services segments, (3) the breakout of IDT Energy as a reportable segment separate from IDT Capital, and (4) our subsidiary IDT Spectrum is no longer a reportable segment and is included in IDT Capital.

Acquisitions

Internet Mobile Group

In December 2006, we formed our IDT Internet Mobile Group and acquired 90% of Norway-based Zedge.net, a social networking community for mobile users and provider of free mobile content, for cash of $2.1 million and an aggregate of $1.3 million to be paid in equal installments in December 2007 and December 2008. In addition, in December 2006 we invested $7.0 million in Zedge preferred shares. In June 2007, we acquired for IDT Internet Mobile Group a controlling interest in IDW Publishing for $2.5 million, which is net of cash acquired of $1.6 million. IDW is an independent comics publisher pre-eminent in the horror and action genres, boasting such high-profile titles as The Transformers, 30 Days of Night, CSI, Star Trek, 24, and Scarface.

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

Ethnic Grocery Brands

In fiscal 2006, we established our Ethnic Grocery Brands, or EGB, operation to distribute ethnic-oriented foods. In March 2006, EGB, which is 90% owned by UTA, our 51%-owned calling card distribution subsidiary, purchased the assets of Vitarroz Corp. for $5.2 million.

Dispositions

Sale of IDT Entertainment

In the first quarter of fiscal 2007, we completed the sale of our IDT Entertainment segment to Liberty Media Corporation for (i) 14.9 million shares of our Class B common stock and Liberty Media’s approximate 4.8% interest in IDT Telecom, (ii) $229.5 million in cash, subject to certain working capital adjustments, (iii) the repayment of $58.7 million of IDT Entertainment’s intercompany indebtedness payable to IDT and (iv) the assumption of all of IDT Entertainment’s existing indebtedness. We agreed to repay Liberty Media $9.5 million for working capital adjustments, of which $1.0 million was paid in fiscal 2007 and the remaining $8.5 million was paid in the first quarter of fiscal 2008. We are also eligible to receive additional consideration from Liberty Media based upon any appreciation in the value of IDT Entertainment over the five-year period following the closing of the transaction or a shorter period under specified circumstances (“Contingent Value”), equal to 25% of the excess, if any, of the net equity value of IDT Entertainment over $453 million. However, we would have to pay Liberty Media up to $3.5 million if the Contingent Value does not exceed $439 million.

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

The sale met the criteria to be reported as a discontinued operation and, accordingly, IDT Entertainment’s results of operations for all periods presented are classified as part of discontinued operations. In fiscal 2007, we recognized a gain of $205.2 million in connection with the sale.

Sale of Corbina Telecom

On March 2, 2006, we completed the sale of our Russian telecom business, Corbina Telecom, or Corbina, to a Moscow-based consortium of private equity investors, for net proceeds of $129.9 million in cash after banking and other transaction costs. Corbina operated a licensed full-service telecommunications business, offering a broad range of services throughout the 24 largest industrial areas in the Russian market. Corbina’s operational results were historically included in our Consumer Phone Services and Wholesale Telecommunications Services segments. The sale of Corbina met the criteria to be reported as a discontinued operation and, accordingly, Corbina’s results of operations for all periods presented are classified as part of discontinued operations. In fiscal 2006, we recognized a gain of $80.1 million in connection with the sale.

Revenues, (loss) income before income taxes and net (loss) income of IDT Entertainment and Corbina, which are included in discontinued operations, are as follows:

Year ended July 31, (in thousands)	2007	2006	2005
Revenues:
IDT Entertainment	$17,905	$181,376	$187,283
Corbina	—	43,766	59,305
	$17,905	$225,142	$246,588
(Loss) income before income taxes:
IDT Entertainment	$(6,995)	$(39,337)	$1,294
Corbina	—	7,107	17,200
	$(6,995)	$(32,230)	$18,494
Net (loss) income:
IDT Entertainment	$(7,165)	$(41,311)	$132
Corbina	—	5,428	12,781
	$(7,165)	$(35,883)	$12,913

Sale of Toucan

In the first quarter of fiscal 2007, we completed the sale of our United Kingdom-based consumer phone services business, Toucan, to Pipex Communications plc, in exchange for $38.4 million in cash (including the assumption of intercompany obligations owed to IDT and its subsidiaries) and 43.2 million Pipex ordinary shares, which were later sold for $7.9 million. Toucan was launched in November 2003 and marketed local, long distance, broadband and wireless communications services in the United Kingdom. Pursuant to the terms of the agreement, Pipex assumed Toucan’s existing customer base and those employees supporting its operations. Toucan’s historical results of operations are included in our Consumer Phone Services segment. We provide Toucan with termination, call center and other support services. As a result of these continuing services, the sale did not meet the criteria to be reported as a discontinued operation. Our results of operations for fiscal 2007, 2006 and 2005 included revenues generated by Toucan’s operations of $16.4 million, $69.1 million and $43.3 million, respectively, and loss from operations of $2.6 million, $18.3 million and $23.6 million, respectively. In fiscal 2007, we recognized a gain of $44.7 million in connection with the sale.

Purchase of Debt Portfolios

On January 9, 2007, FFPM Carmel Holdings I, LLC, which is 99% owned by our subsidiary IDT Carmel Portfolio Management, LLC, and 1% owned by First Financial Portfolio Management, Inc. (FFPM), committed to purchase 12 monthly forward flow credit card debt portfolios from a major commercial bank. Our total investment will depend on the size of the portfolios provided by the selling bank, to a maximum commitment of $125 million for the 12 monthly portfolios. As of July 31, 2007, our maximum remaining outstanding commitment was $52 million. FFPM manages the portfolios, subject to IDT Carmel Portfolio Management’s approval rights over major decisions. In fiscal 2007, IDT Carmel Portfolio Management purchased debt portfolios with a face value of $997.6 million for $78.4 million, including $57.3 million of credit card debt through FFPM Carmel Holdings I, LLC. Also in fiscal 2007, IDT Carmel’s principal collections and proceeds from resale of debt portfolios totaled $28.1 million. The carrying value of the receivables in the portfolio management business as of July 31, 2007 was $51.1 million.

IDT Telecom

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. IDT Telecom’s revenues represented 86.0% of our total revenues from continuing operations in fiscal 2007, 92.3% in fiscal 2006 and 97.8% in fiscal 2005.

The organizational integration into IDT Telecom of our VoIP business, which through fiscal 2006 was reported as a separate segment, began during the first quarter of fiscal 2007, and, as such, the relevant portions of our VoIP business are now reported as part of the Prepaid Products and Wholesale Telecommunications Services business segments for all periods presented. We continue to sell VoIP communications products and services under the Net2Phone brand name to resellers, consumers, cable operators and service providers worldwide.

Our Prepaid Products segment markets and sells prepaid and rechargeable calling cards in the United States and abroad and prepaid wireless phone services. Our calling card business sells prepaid calling cards to distributors at a discount to their face values of different denominations, and records the sales as deferred revenues. These deferred revenues are recognized into revenues when telecommunications services are provided and/or administrative fees are imposed.

Calling cards are also sold to national retailers under the “IDT,” “Entrix,” “DSA” and “PT-1” brand names, as well as cards that are specially branded for a specific retail chain of stores (private label). In addition, cards are branded for companies seeking to use them as promotional items. We also offer rechargeable calling cards, marketed primarily to consumers and business customers nationwide. These cards can be automatically recharged using a credit card number provided by the customer at the time of initial card activation.

Our Prepaid Products segment includes TúYo Mobile, the wireless unit of IDT Telecom that operates as a Mobile Virtual Network Operator.

Our Consumer Phone Services segment provides consumer local and long distance services.

Our Wholesale Telecommunications Services business consists of carrying our international traffic and the telecommunication traffic of other telecommunications companies. Wholesale Telecommunications Services also includes our cable telephony services.

Direct costs related to our telecom businesses consist primarily of three major categories: termination and origination costs, network costs and toll-free costs.

Termination costs represent costs associated with the transmission and termination of international and domestic long distance services. We terminate our traffic via the arbitrage market or through direct interconnections with other carriers. This cost is primarily variable, with a price paid on a per-minute basis. Origination costs relating to our retail consumer phone services business consists primarily of leased lines from the RBOCs, which are billed to us as a monthly fee.

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

Toll-free costs are variable costs paid to providers of toll-free services, used primarily by our calling card customers to access our Enhanced Services options. On a per-minute basis, these costs increased 2.2% to $0.00704 in fiscal 2007 from $0.00689 in fiscal 2006, and 1.8% in fiscal 2006 from $0.00677 in fiscal 2005, reflecting industry-wide increases in rates from toll-free services suppliers. In fiscal 2007, we added a new high- quality, low-cost carrier to our mix of service providers, which has resulted in our toll-free costs declining on a per-minute basis from $0.00716 in the first half of fiscal 2007 to $0.00688 in the second half of fiscal 2007.

During any given fiscal quarter, our calling card business, particularly in the United States, may experience gross margin fluctuations. Historically, the fluctuations were significantly dependent on whether the business was in “investment” mode—where we introduce new, aggressively-priced, lower-margin cards in an attempt to enter into new markets or to increase market share in existing markets—or in “harvest” mode, where we raise rates on many cards even at the expense of minutes volumes in order to improve margins. Please see below under Calling Card Competition for recent factors that also affect our gross margins and have contributed to a breakdown of this relationship. Calling card revenues, although largely driven by whether the business is in investment or harvest mode and other competitive factors, also tend to be somewhat seasonal, with the second fiscal quarter (which contains Christmas and New Year’s Day) and the fourth fiscal quarter (which contains Mother’s Day and Father’s Day) typically showing higher minutes volumes.

Selling expenses in our IDT Telecom segment consist primarily of sales commissions paid to internal salespersons and independent agents, and advertising costs, which are the primary costs associated with the acquisition of customers. General and administrative expenses include salaries, benefits, professional fees, rent and other administrative costs. Selling, general and administrative expenses decreased significantly in fiscal 2007 as compared to fiscal 2006 as a result of the sale of our U.K.-based Toucan business described above, our decision to scale back the expansion of our operations and as a result of the company-wide cost savings program we initiated in late fiscal 2006.

IDT Telecom’s calling cards, consumer phone services and wireless services generally have higher selling, general and administrative expenses associated with them than do its wholesale carrier services. Within these businesses, revenues from the consumer phone services and wireless services businesses are generally associated with higher selling, general and administrative expenses than are revenues from calling card sales, due primarily to the relatively large marketing costs necessary to acquire new customers.

Telecom Competition

In our IDT Telecom businesses, our competitors continue to aggressively price their services. In addition, with particular regard to our calling card business, there has been a gradual shift in demand away from calling cards and into wireless products, which has further eroded pricing power. In our wholesale markets as well, we have generally had to pass along portions of our per-minute cost savings to our customers in the form of lower prices. These trends have impacted our telecom businesses, and as a result, we have generally experienced declines in both our revenues and overall per-minute price realizations. At times, though, we have chosen to raise prices, particularly within our calling card business, in an effort to increase per-minute price realizations, which generally results in a negative impact on minute volumes, thereby reducing revenues. During the second half of fiscal 2006 and continuing through part of the first quarter of fiscal 2007, we took this approach and instituted selective price increases on our calling cards in the United States and Europe. As a result, we experienced improved revenue-per-minute price realizations, which resulted in declines in minutes-of-use and overall revenues. However, in October 2006, we began instituting selective price decreases on certain cards, in an attempt to regain share in certain markets in both the U.S. and Europe. Despite this strategy our revenues continued to deteriorate in the second quarter of fiscal 2007 and our gross margins declined.

Minutes-of-use in our global calling card business has declined each quarter beginning in the third quarter of fiscal 2006 as follows:

• Second quarter of fiscal 2006	4.23 billion minutes
• Third quarter of fiscal 2006	3.97 billion minutes
• Fourth quarter of fiscal 2006	3.66 billion minutes
• First quarter of fiscal 2007	3.17 billion minutes
• Second quarter of fiscal 2007	2.96 billion minutes
• Third quarter of fiscal 2007	2.58 billion minutes
• Fourth quarter of fiscal 2007	2.51 billion minutes

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

The breakdown in this price/volume relationship in our U.S. calling card business and a concurrent analysis of our major markets led us to investigate the cards of major competitors of ours. We discovered that many were significantly overstating the number of minutes to be delivered by their cards. Accordingly, on March 8, 2007, we filed a civil anti-fraud action in the federal district court in Newark, New Jersey, claiming that these competitors have been misleading calling card customers, and as a result, negatively impacting our market share, resulting in a reduction of our gross revenues and profits. Although the judge in this case chose not to grant the preliminary injunction we requested, a decision which was affirmed on appeal, we are continuing with this lawsuit until we reach an acceptable resolution that rectifies the inequities created when one party is complying with applicable rules and others are not. We are uncertain, even with the potential of fair competition, whether we will be able to regain revenues lost over the past number of quarters.

IDT Energy

Through our retail energy business, we operate an Energy Service Company, or ESCO, that resells both natural gas and electricity to customers throughout seven utility markets in New York State, including those currently served by Con Ed, Orange and Rockland, Central Hudson, National Fuel, National Grid, Keyspan, and Rochester Gas and Electric. IDT Energy’s revenues represented 9.5% of our total revenues from continuing operations in fiscal 2007, 5.1% in fiscal 2006 and 0.5% in fiscal 2005.

We sell electricity and natural gas at contracted prices based on the real-time demand or usage of our customers. Direct costs for our retail energy business consist primarily of gas and electric we purchase for resale. We do not own electrical power generation, transmission, or distribution facilities, or natural gas production, pipeline or distribution facilities. We purchase gas through wholesale suppliers and various utility companies. We buy electricity and natural gas in the wholesale market in time-specific, bulk or block quantities, usually at fixed prices. We purchase the vast majority of our electricity through the New York State competitive wholesale market for capacity, energy and ancillary services administrated by the New York Independent System Operator. Independent System Operators, or ISOs, and Regional Transmission Organizations, or RTOs, perform real-time load balancing for each of the electrical power grids in which we operate. Similarly, load balancing is performed by the utilities or Local Distribution Companies, or LDCs, for each of the natural gas markets in which we operate. Load balancing ensures that the amount of electricity and natural gas we purchase is equal to the amount necessary to service our customers’ demands at any specific point in time. We are charged or credited by the ISOs, RTOs, and LDCs for balancing the electricity and natural gas purchased and sold for our account. We manage the differences between the actual electricity and natural gas demands of our customers and our bulk or block purchases by buying and selling any shortfall or excess in the spot market, and through monthly cash settlements and/or adjustments to future deliveries in accordance with the load balancing performed by utilities, LDCs and the New York ISO. Also included in direct energy costs are scheduling costs, ISO fees, pipeline costs and utility service charges.

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

Selling expenses in our energy business consist primarily of sales commissions paid to independent agents and advertising costs, which are the primary costs associated with the acquisition of customers. These costs increased significantly in fiscal 2007 as compared to fiscal 2006 due to the growth of our energy business. General and administrative expenses include salaries, benefits, professional fees, rent and other administrative costs.

Concentration of Customers

Our most significant customers consist of either distributors of IDT Telecom’s calling cards or long distance carriers to whom IDT Telecom provides wholesale telecommunications services. While they may vary from quarter to quarter, our five largest customers collectively accounted for 8.6%, 10.6% and 10.4% of total consolidated revenues from continuing operations in fiscal 2007, 2006 and 2005, respectively. This concentration of revenues increases our risk associated with nonpayment by those customers. Thus, in an effort to reduce our risk, we perform ongoing credit evaluations of our significant retail telecom and wholesale carrier customers, and in some cases, do not offer credit terms to customers, choosing instead to demand prepayment. Historically, when we have issued credit, we have not required collateral to support trade accounts receivable from our customers. However, when necessary, IDT Telecom has imposed stricter credit restrictions on them. In some cases, this has resulted in IDT Telecom sharply curtailing, or ceasing completely, sales to certain customers. IDT Telecom also attempts to mitigate its financial exposure with many wholesale carriers by offsetting trade accounts receivable from these wholesale customers with trade accounts payable due to them for purchases of telecommunications services (including both termination and connectivity). In this way, IDT Telecom can continue to sell services to these wholesale customers, and reduce its risk position, through the offset of receivables and payables.

CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Management continually evaluates its estimates and judgments, including those related to allowance for doubtful accounts, goodwill, valuation of long-lived and intangible assets, income taxes and regulatory agency fees, and contingent liabilities. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that of our significant accounting policies, the following may involve a higher degree of judgment (see Note 1 to the Consolidated Financial Statements below in this Annual Report for a complete discussion of our significant accounting policies).

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

Goodwill and Intangible Assets with Indefinite Useful Lives

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

The annual goodwill impairment assessment involves estimating the fair value of the reporting unit and comparing it with its carrying amount. If the carrying value of the reporting unit exceeds its estimated fair value, additional steps are followed to determine if an impairment of goodwill is required. Calculating the fair value of the reporting units requires significant estimates and assumptions by management. Should our estimates and assumptions regarding the fair value of our reporting units prove to be incorrect, we may be required to record additional impairments to our goodwill in future periods and such impairments could be material. We estimate the fair value of our reporting units by applying discounted cash flow methodologies, as well as considering third party market value indicators.

Valuation of Long-Lived and Intangible Assets with Finite Useful Lives

We assess the recoverability of our long-lived assets and identifiable intangible assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of any such asset may not be recoverable. Such events or changes in circumstances include:

•	significant actual underperformance relative to expected performance or projected future operating results;
•	significant changes in the manner or use of the asset or the strategy of our overall business;
•	significant adverse changes in the business climate in which we operate; and
•	loss of a significant contract.

If we determine that the carrying value of certain long-lived assets or identifiable intangible assets may not be recoverable and exceeds its fair value based upon the existence of one or more of the above indicators, we will test for impairment based on the projected undiscounted cash flows to be derived from such asset. If the projected undiscounted future cash flows are less than the carrying value of the asset, we will record an impairment loss based on the difference between the estimated fair value and the carrying value of the asset. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should our estimates and assumptions prove to be incorrect, we may be required to record impairments in future periods and such impairments could be material.

Income Taxes and Regulatory Agency Fees

Our current and deferred income taxes, and associated valuation allowances as well as certain telecom regulatory agency fee accruals, are impacted by events and transactions arising in the normal course of business as well as in connection with special and nonrecurring items. Assessment of the appropriate amount and classification of income taxes and certain regulatory agency fees is dependent on several factors, including estimates of the timing and realization of deferred income tax assets, the results of pending Internal Revenue Service (IRS) tax audits of the Company’s Federal tax returns, changes in tax laws, as well as unanticipated future actions impacting related accruals of regulatory agency fees. As a result, the actual tax and/or regulatory fee payments may materially differ from these estimates.

Contingent Liabilities

We are subject to a number of lawsuits, investigations and claims that arise out of the conduct of our global business operations. We recognize a liability for such contingencies when both (a) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and (b) the amount of loss can reasonably be estimated. We continually assess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential amounts or ranges of probable losses, and recognize a liability, if any, for these contingencies based on an analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Because many of these matters are resolved over long periods of time, our estimate of liabilities may change due to new developments, changes in assumptions or changes in our strategy.

RECENTLY ISSUED ACCOUNTING STANDARDS AND STANDARDS NOT YET ADOPTED

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We were required to adopt FIN 48 on August 1, 2007. We will classify interest and penalties on income taxes as a component of income tax expense. We are currently evaluating the impact of the adoption of FIN 48 on our consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS 107, Disclosures about Fair Value of Financial Instruments. We are required to adopt SFAS 159 effective August 1, 2008. We are currently evaluating the impact of SFAS 159 on our consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth the percentages from continuing operations of our total revenues for the relevant period represented by certain items in our statements of operations:

Year ended July 31,	2007	2006	2005
REVENUES:
IDT Telecom	86.0%	92.3%	97.8%
IDT Energy	9.5	5.1	0.5
IDT Capital	4.5	2.6	1.7
	100.0	100.0	100.0
COSTS AND EXPENSES:
Direct cost of revenues (exclusive of depreciation and amortization)	80.2	79.9	76.5
Selling, general and administrative	24.9	25.0	24.0
Depreciation and amortization	4.0	3.9	4.2
Restructuring and impairment charges	1.7	1.1	1.5
TOTAL COSTS AND EXPENSES	110.8	109.9	106.3
Gain on sale of U.K.-based Toucan business	2.2	—	—
LOSS FROM OPERATIONS	(8.6)	(9.9)	(6.3)
Interest income, net	0.9	0.4	0.9
Other income, net	1.4	0.3	3.2
LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS AND INCOME TAXES	(6.3)%	(9.2)%	(2.1)%

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results.

Results of operations for all periods presented relating to the operations of IDT Entertainment and Corbina Telecom are classified as part of discontinued operations.

YEAR ENDED JULY 31, 2007 COMPARED TO YEAR ENDED JULY 31, 2006

Consolidated

(in millions)			Change
Year ended July 31,	2007	2006	$	%
Revenues
IDT Telecom	$1,730.6	$2,054.7	$(324.1)	(15.8)%
IDT Energy	190.8	112.8	78.0	69.1
IDT Capital	91.3	58.9	32.4	55.1
Total revenues	$2,012.7	$2,226.4	$(213.7)	(9.6)%

Revenues.  The decrease in consolidated revenues in fiscal 2007 compared to fiscal 2006 was due to a decline in IDT Telecom revenues, partially offset by increases in IDT Energy and IDT Capital revenues. The decrease in IDT Telecom revenues of $324.1 million in fiscal 2007 compared to fiscal 2006 resulted primarily from lower calling card sales in both the United States and in Europe, the decline in consumer phone services revenues in the United States, and the sale of our United Kingdom-based consumer phone services business, partially offset by an increase in Wholesale Telecommunications Services revenues. IDT Telecom minutes of use declined 7.5% (excluding minutes related to our consumer phone services business, as the portion of such minute traffic carried in our network is insignificant), from 25.238 billion in fiscal 2006 to 23.353 billion in fiscal 2007. The increase in IDT Energy revenues in fiscal 2007 compared to fiscal 2006 was driven by the significant growth in the customer base of IDT Energy. The increase in IDT Capital revenues in fiscal 2007 compared to fiscal 2006 was primarily due to increases in Ethnic Grocery Brands and IDT Carmel revenues.

(in millions)			Change
Year ended July 31,	2007	2006	$	%
Costs and expenses
Direct cost of revenues	$1,615.0	$1,780.0	$(165.0)	(9.3)%
Selling, general and administrative	501.7	556.2	(54.5)	(9.8)
Depreciation and amortization	80.0	87.4	(7.4)	(8.5)
Restructuring and impairment charges	33.4	23.6	9.8	41.3
Total costs and expenses	$2,230.1	$2,447.2	$(217.1)	(8.9)%

Direct Cost of Revenues.  The decrease in direct cost of revenues in fiscal 2007 compared to fiscal 2006 was due primarily to the decline in IDT Telecom’s revenues, partially offset by increases in IDT Energy and IDT Capital’s direct cost of revenues. The $253.7 million decrease in direct cost of revenues in IDT Telecom reflects a $57.0 million regulatory fee accrual recorded in fiscal 2006 as a result of an audit of our U.S. calling card business for calendar years 2000 through 2004 by the Universal Service Administration Corporation (USAC), which did not recur in fiscal 2007. The $61.6 million increase in IDT Energy’s direct cost of revenues in fiscal 2007 compared to fiscal 2006 was a result of the significant growth of its revenues. The $27.1 million increase in IDT Capital’s direct cost of revenues in fiscal 2007 compared to fiscal 2006 was primarily due to increases in Ethnic Grocery Brands and IDT Carmel. As a percentage of total revenues, direct cost of revenues increased to 80.2% in fiscal 2007 compared to 79.9% in fiscal 2006 due primarily to the decrease in gross margins in IDT Telecom.

Selling, General and Administrative.  The decrease in selling, general and administrative expenses in fiscal 2007 compared to fiscal 2006 was due primarily to the sale of our U.K.-based consumer phone services business, cost savings resulting from the integration of Net2Phone within IDT Telecom, lower compensation and other expenses as a result of the cost savings program we initiated in the third quarter of fiscal 2006, lower stock-based compensation, and IDT Spectrum’s $10.0 million settlement reached with Lucent Technologies, Inc. that was recorded in the second quarter of fiscal 2006. This overall decrease was partially offset by a litigation accrual recorded in IDT Telecom in fiscal 2007 and an increase of $6.0 million in IDT Energy in fiscal 2007 compared to fiscal 2006 primarily due to higher expenses due to the growth of our retail energy operations. As a percentage of total revenues, selling, general and administrative expenses remained flat at 25.0% in fiscal 2006 compared to 24.9% in fiscal 2007.

Stock-based compensation expense included in selling, general and administrative expenses, primarily relating to the vesting of restricted stock and option grants, was $7.7 million in fiscal 2007 compared to $21.5 million in fiscal 2006. In April 2007, options to purchase an aggregate of 2.2 million shares of our Class B common stock were granted to certain of our executives and senior managers. These options were granted as a result of a reevaluation of our compensation policy to replace a portion of current cash compensation with stock options. The stock-based compensation expense for these options that will be charged to selling, general and administrative expenses from August 2007 through December 2009 is an aggregate of approximately $3.1 million. In addition, stock-based compensation expense in fiscal 2006 includes $7.8 million recorded by Net2Phone due to modifications to its stock options and restricted stock in connection with the IDT merger.

Restructuring and Impairment Charges.  Towards the end of the third quarter of fiscal 2006, we initiated a company-wide cost savings program to better align our infrastructure to our current business needs. As of

July 31, 2007, this program had resulted in the termination of approximately 880 employees. These terminations resulted in approximately $25.0 million and $20.0 million in severance costs in fiscal 2007 and 2006, respectively. We expect to realize cost savings of approximately $45 million to $50 million on an annualized basis related to these terminations. Restructuring and impairment charges in fiscal 2007 also included impairment charges of $7.4 million relating to Ethnic Grocery Brands trademarks and goodwill. Restructuring and impairment charges in fiscal 2006 included IDT Spectrum real estate network reduction and impairment charges of $3.8 million.

The following tables summarize the changes in the reserve balances related to our restructuring activities (substantially all of which relates to workforce reductions):

(in thousands)	Balance at July 31, 2006	Charged to expense	Payments	Non-cash charges	Balance at July 31, 2007
IDT Capital	$4,768	$9,337	$(5,285)	$(7,986)	$834
IDT Telecom	8,647	15,895	(15,635)	(196)	8,711
IDT Energy	—	31	(31)	—	—
Corporate	1,629	8,141	(1,520)	—	8,250
TOTAL	$15,044	$33,404	$(22,471)	$(8,182)	$17,795

Gain on sale of U.K.-based Toucan business.  In the first quarter of fiscal 2007, we completed the sale of our United Kingdom-based consumer phone services business, Toucan, to Pipex Communications plc, in exchange for $38.4 million in cash (including the assumption of intercompany obligations owed to IDT and its subsidiaries) and 43.2 million Pipex ordinary shares, which were later sold for $7.9 million. Loss from operations in fiscal 2007 is net of the gain of $44.7 million that we recognized in connection with this sale.

(in millions)			Change
Year ended July 31,	2007	2006	$	%
Loss from operations	$(172.8)	$(220.8)	$48.0	21.8%
Interest income, net	18.1	9.4	8.7	92.6
Other income, net	29.0	7.3	21.7	297.3
Minority interests	(10.2)	(16.2)	6.0	37.0
Provision for income taxes	(3.6)	(2.6)	(1.0)	(38.5)
Loss from continuing operations	(139.5)	(222.9)	83.4	37.4
Income from discontinued operations	198.1	44.2	153.9	348.2
Net income (loss)	$58.6	$(178.7)	$237.3	132.8%

Interest.  The increase in net interest income in fiscal 2007 compared to fiscal 2006 was due primarily to an increase in interest income as a result of an increase in interest rates on the Company’s cash, cash equivalents and marketable securities balances.

Other Income.  In fiscal 2007, other income included $23.9 million relating to income from certain pooled investment vehicles including hedge funds. Other income in fiscal 2007 also included net realized gains from the sale of marketable securities. In fiscal 2006, other income consisted primarily of a $7.9 million gain from the buyout payment relating to Altice’s early termination of cable telephony license agreements with Net2Phone.

Minority Interests.  Minority interests arise mostly from the 49% minority owners of Union Telecard Alliance, or UTA, our calling card distributor in the United States. In fiscal 2006, minority interests also arose from our average equity ownership of Net2Phone. We ceased recording minority interest in the net loss of Net2Phone in the third quarter of fiscal 2006. The decrease in minority interest expense in fiscal 2007 compared to fiscal 2006 was primarily due to a decrease in the net income of UTA in fiscal 2007 compared to fiscal 2006, partially offset by our acquisition of the entire minority ownership in Net2Phone in the second and third quarters of fiscal 2006.

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

IDT Telecom—Prepaid Products, Consumer Phone Services and Wholesale Telecommunications Services Segments

IDT Telecom operates as three business segments: Prepaid Products, Consumer Phone Services and Wholesale Telecommunications Services. Historically, the Prepaid Products and the Consumer Phone Services segments were both reported in the Retail Telecommunications segment. In addition, IDT Telecom now also includes the operations of Net2Phone, which were integrated into IDT Telecom in the first quarter of fiscal 2007. Net2Phone’s international reseller sales channel, which represented its largest revenue unit, its cable telephony business unit, which provides turnkey telephony solutions to small cable operators, and its wholesale carrier operations are included in the Wholesale Telecommunications Services segment. Net2Phone’s calling card business is included in the Prepaid Products segment. To the extent possible, comparative historical results have been reclassified to conform to the current business segment presentation, although these results may not be indicative of the results which would have been achieved had the business segment structure been in effect during those periods.

(in millions, except revenue-per-minute)			Change
Year ended July 31,	2007	2006	$	%
Revenues
Prepaid Products	$936.7	$1,194.9	$(258.2)	(21.6)%
Consumer Phone Services	148.8	262.1	(113.3)	(43.2)
Wholesale Telecommunications Services	645.1	597.7	47.4	7.9
Total revenues	$1,730.6	$2,054.7	$(324.1)	(15.8)%
Minutes of use
Prepaid Products	11,217	16,005	(4,788)	(29.9)%
Wholesale Telecommunications Services	12,136	9,233	2,903	31.4
Total minutes of use	23,353	25,238	(1,885)	(7.5)%
Average revenue-per-minute:
Prepaid Products	$0.0813	$0.0739	$0.0073	9.9%
Wholesale Telecommunications Services	0.0532	0.0645	(0.0113)	(17.6)
Total average revenue-per-minute	$0.0667	$0.0705	$(0.0038)	(5.4)%

Revenues.  We experienced revenue declines in fiscal 2007 compared to fiscal 2006 in our U.S. and European calling card businesses, and U.S. consumer phone services business. Revenues declined $52.7 million in fiscal 2007 compared to fiscal 2006 as a result of the sale of our U.K.-based Toucan consumer phone services business, which was consummated in the first quarter of fiscal 2007. Partially offsetting these declines were increases in revenues from our Wholesale Telecommunications Services business and from TúYo Mobile, the wireless unit of IDT Telecom that operates as a Mobile Virtual Network Operator, or MVNO.

As a percentage of IDT Telecom’s overall revenues, Prepaid Products revenues decreased from 58.2% in fiscal 2006 to 54.1% in fiscal 2007, Consumer Phone Services revenues decreased from 12.8% in fiscal 2006 to 8.6% in fiscal 2007, and Wholesale Telecommunications Services revenues increased from 29.0% in fiscal 2006 to 37.3% in fiscal 2007.

Total minutes-of-use declined by 7.5% in fiscal 2007 as compared to fiscal 2006. Comprising this decline was a drop of 29.9% in minutes-of-use in our calling cards primarily in the United States and Europe in fiscal 2007, partially offset by growth of 31.4% in minutes-of-use in our Wholesale Telecommunications Services segment. The decline in calling card minutes-of-use in fiscal 2007 arose as a result of competitive pressures and our decision to raise rates on many of our calling cards over the second half of fiscal 2006 and into fiscal 2007.

Average revenue per minute is the average price realization we recognize on the minutes we sell within our Prepaid Products and Wholesale Telecommunications Services businesses. It excludes minutes of use related to our U.S. Consumer Phone Services business, as the domestic traffic generated by this business is not carried on our network, and the international traffic generated by this business, though carried on our own network, is relatively insignificant.

In fiscal 2007, we instituted selective price increases on our calling cards in the United States and Europe, in an effort to increase gross margins. However, we also decreased prices on certain cards in fiscal 2007, in an attempt to balance between our need to regain market share in certain regions while maintaining our desired level of gross margins. Overall, we experienced higher per-minute price realizations in fiscal 2007 as compared to fiscal 2006.

The decline in calling card revenues of 21.6% in fiscal 2007 compared to fiscal 2006 was primarily driven by lower sales in the United States and Europe, partially offset by slight increases in South America and Asia. In fiscal 2008, we expect further declines in calling card revenues, albeit at a lower rate of decline than we have seen in recent periods. We expect gains in the smaller, emerging markets of Latin America and Asia, and continued stabilization of European calling card revenues, to be outweighed by continued weakness in the U.S.

The customer base for our U.S. bundled, unlimited local and long distance consumer phone services business was approximately 77,900 as of July 31, 2007 compared to 135,000 as of July 31, 2006. We currently offer local service in the following 11 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island and California. In April and May 2007, we sold our entire bundled, unlimited local and long distance phone services business in Florida and Georgia consisting of approximately 5,400 customers. In addition, the customer base for long distance-only services was 206,900 as of July 31, 2007 compared to 257,000 as of July 31, 2006. The declines, particularly in our bundled offering, are reflective of our decision to stop marketing these services following the FCC’s termination of the UNE-P pricing regime in calendar 2005, which has resulted in an increased cost structure and inferior economics for this business.

The increase in revenues in our Wholesale Telecommunications Services segment in fiscal 2007 was a direct result of increased traffic volumes, which was partially offset by lower per-minute price realizations. Revenues from internationally-originated wholesale minutes continued to account for an increasing proportion of overall wholesale revenues, owing to the continued weakness in the U.S. dollar versus most major foreign currencies, which results in our rates (delineated in U.S. dollars as our costs are in U.S. dollars) being relatively attractive compared to others’ rates. The decrease in average revenue-per-minute in our Wholesale Telecommunications Services segment was due primarily to continued competition.

(in millions, except cost-per-minute) Year ended July 31,			Change
	2007	2006	$	%
Direct cost of revenues
Prepaid Products	$750.0	$980.9	$(230.9)	(23.5)%
Consumer Phone Services	84.0	147.8	(63.8)	(43.2)
Wholesale Telecommunications Services	54.1	513.1	41.0	8.0
Total direct cost of revenues	$1,388.1	$1,641.8	$(253.7)	(15.4)%
Average termination cost-per-minute
Prepaid Products	$0.0676	$0.0603	$0.0073	12.1%
Wholesale Telecommunications Services	0.0467	0.0564	(0.0097)	(17.2)
Total average termination cost-per-minute	$0.0566	$0.0589	$(0.0022)	(3.8)%

Direct Cost of Revenues.  The decrease in direct cost of revenues in fiscal 2007 compared to fiscal 2006 in our Prepaid Products is due primarily to our lower revenues and due to a $57.0 million regulatory fee accrual recorded in fiscal 2006, as a result of an audit by the USAC of our U.S. calling card business for calendar years 2000 through 2004. Direct cost of revenues for Consumer Phone Services decreased due to lower revenues and also reflected a decrease of $30.5 million in fiscal 2007 compared to fiscal 2006 as a result of the sale of our U.K.-based consumer phone services business, which was consummated in the first quarter of fiscal 2007. Direct cost of revenues for Wholesale Telecommunication Services increased due to the increased traffic volumes in that business segment. Our average termination cost-per-minute represents our average direct cost for minutes that we buy in order to terminate calls related to our Prepaid Products and Wholesale Telecommunications Services businesses. These costs exclude minutes of use related to our Consumer Phone Services business, as its on-network traffic is insignificant.

Year ended July 31,	2007	2006	Change
Gross margin percentage
Prepaid Products	19.9%	17.9%	2.0%
Consumer Phone Services	43.5	43.6	(0.1)
Wholesale Telecommunications Services	14.1	14.2	(0.1)
Total gross margin percentage	19.8%	20.1%	(0.3)%

Gross Margins.  Overall, IDT Telecom gross margins decreased primarily because Wholesale Telecommunications Services, which has the lowest gross margin in IDT Telecom, accounted for a larger portion of our total telecommunications business.

Gross margins in our Prepaid Products segment increased mainly a result of the $57.0 million regulatory fee accrual included in direct cost of revenues that we recorded in fiscal 2006, partially offset by a decrease in gross margins as a result of continued competitive pressures.

Gross margins in our Consumer Phone Services segment were substantially unchanged in fiscal 2007 and 2006.

Gross margins in our Wholesale Telecommunications Services segment decreased slightly as a result of declines in average revenue-per-minute that exceeded the decreases in per-minute termination costs. Higher connectivity expenses also affected gross margins in our Wholesale Telecommunications Services segment, as wholesale minutes continue to account for a growing proportion of our overall network minutes.

(in millions)			Change
Year ended July 31,	2007	2006	$	%
Selling, general and administrative expenses
Prepaid Products	$218.0	$194.3	$23.7	12.2%
Consumer Phone Services	36.4	108.0	(71.6)	(66.2)
Wholesale Telecommunications Services	93.0	110.8	(17.8)	(16.1)
Total selling, general and administrative	$347.4	$413.1	$(65.7)	(15.9)%

Selling, General and Administrative.  The decrease in selling, general and administrative expenses in fiscal 2007 compared to fiscal 2006 was mainly due to the sale of our U.K.-based consumer phone services business in the first quarter of fiscal 2007, which reduced these expenses by $37.4 million in fiscal 2007 compared to fiscal 2006, as well as lower stock-based compensation. In addition, selling, general and administrative expenses decreased due to lower compensation costs as a result of the cost savings program we initiated in the third quarter of fiscal 2006, and cost savings as a result of the integration of Net2Phone with IDT Telecom. This overall decrease was partially offset by a litigation accrual recorded in the Prepaid Products segment in fiscal 2007. Selling, general and administrative expenses in our Consumer Phone Services segment also decreased as a result of lower levels of marketing and advertising and other costs at our U.S. Consumer Phone Services business, which is in a harvest mode. As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses decreased from 20.1% in fiscal 2006 to 20.0% in fiscal 2007 as selling, general and administrative expenses decreased at a faster rate than revenues.

Stock-based compensation expense included in selling, general and administrative expenses decreased to $3.9 million in fiscal 2007 from $15.6 million in fiscal 2006. Stock-based compensation expense was primarily due to the vesting of restricted stock and option grants. In addition, stock-based compensation expense in fiscal 2006 includes $7.8 million recorded by Net2Phone due to modifications to its stock options and restricted stock in connection with the IDT merger.

(in millions)			Change
Year ended July 31,	2007	2006	$	%
Restructuring and impairment charges
Prepaid Products	$6.0	$4.8	$1.2	26.2%
Consumer Phone Services	1.2	3.3	(2.1)	(65.1)
Wholesale Telecommunications Services	8.7	2.7	6.0	225.2
Total restructuring and impairment charges	$15.9	$10.8	$5.1	47.8%

Restructuring and Impairment Charges.  Restructuring and impairment charges in fiscal 2007 of $15.9 million consist primarily of severance relating to the company-wide cost savings program initiated towards the end of the third quarter of fiscal 2006 and the integration of Net2Phone in the first quarter of fiscal 2007. The cost savings program was initiated to better align the Company’s infrastructure to its current business needs. Restructuring and impairment charges in fiscal 2006 of $10.8 million were primarily severance related charges as a result of the elimination of customer service and certain other positions due to the continued decline in our U.S. Consumer Phone Services subscriber base, the company-wide cost savings program and the Net2Phone integration.

(in millions)			Change
Year ended July 31,	2007	2006	$	%
(Loss) income from operations
Prepaid Products	$(81.5)	$(35.5)	$(46.0)	(129.2)%
Consumer Phone Services	69.9	0.7	69.2	nm
Wholesale Telecommunication Services	(35.2)	(54.9)	19.7	36.0
Total loss from operations	$(46.8)	$(89.7)	$42.9	47.8%

nm—not meaningful

Consumer Phone Services segment income from operations in fiscal 2007.  In the first quarter of fiscal 2007, we completed the sale of our United Kingdom-based consumer phone services business, Toucan, to Pipex Communications plc, in exchange for $38.4 million in cash (including the assumption of inter-company obligations owed to IDT and its subsidiaries) and 43.2 million Pipex ordinary shares, which were later sold for $7.9 million. The Consumer Phone Services segment’s income from operations in fiscal 2007 includes the gain of $44.7 million that we recognized in connection with this sale.

IDT Energy Segment

(in millions)			Change
Year ended July 31,	2007	2006	$	%
Revenues	$190.8	$112.8	$78.0	69.1%
Direct cost of revenues	164.3	102.7	61.6	60.0
Selling, general and administrative	14.9	9.0	5.9	66.7
Depreciation and amortization	0.1	—	0.1	nm
Restructuring and impairment charges	0.1	—	0.1	nm
Income from operations	$11.4	$1.1	$10.3	982.5%

nm—not meaningful

Revenues.  IDT Energy’s revenues consisted of electricity sales of $113.1 million in fiscal 2007 compared to $61.0 million in fiscal 2006, and natural gas sales of $77.7 million in fiscal 2007 compared to $51.8 million in fiscal 2006. In fiscal 2007, we experienced higher electricity and gas revenues primarily as a result of increased consumption by our larger consumer base. As of July 31, 2007, our energy subscriber base consisted of approximately 300,000 meters compared to 200,000 meters as of July 31, 2006. We expect revenues to increase in fiscal 2008 compared to fiscal 2007, although the rate of increase is expected to be less than the increase we experienced in fiscal 2007.

Direct Cost of Revenues.  IDT Energy purchases natural gas through wholesale suppliers and various utility companies, and electricity through the New York State competitive wholesale market for capacity, energy and ancillary services administrated by the NYISO—New York’s Independent System Operator. IDT Energy’s direct cost of revenues consisted of electricity cost of $94.8 million in fiscal 2007 compared to $55.5 million in fiscal 2006, and cost of natural gas of $69.5 million in fiscal 2007 compared to $47.2 million in fiscal 2006. Direct cost of revenues increased primarily due to the increase in revenues.

Gross margins in IDT Energy increased to 13.9% in fiscal 2007 compared to 9.0% in fiscal 2006. Comprising these figures were gross margins on electricity sales in fiscal 2007 of 16.2% compared to 8.9% in fiscal 2006 and gross margins on natural gas sales in fiscal 2007 of 10.6% compared to 9.0% in fiscal 2006. The improved margins were primarily a result of managing the direct costs and our taking advantage of unique market opportunities during fiscal 2007. We anticipate that gross margins in IDT Energy will range between 6% and 7% in fiscal 2008.

Selling, General and Administrative.  The increase in selling, general and administrative expenses in fiscal 2007 as compared to fiscal 2006 were due primarily to higher sales commissions to independent agents associated with the increased revenues and an increase in payroll expense. As a percentage of total IDT Energy revenues, selling, general and administrative expenses remained substantially unchanged at 7.9% in fiscal 2006 and 7.8% in fiscal 2007. In fiscal 2008, we anticipate that the amount of IDT Energy’s selling, general and administrative expenses will be similar to fiscal 2007.

IDT Capital

In the third quarter of fiscal 2007, certain businesses that were included in corporate were transferred to IDT Capital. In addition, beginning in the fourth quarter of fiscal 2007, IDT Energy is a separate reportable segment. To the extent possible, comparative historical results have been reclassified to conform to the current business segment presentation, although these results may not be indicative of the results which would have been achieved had the business segment structure been in effect during those periods.

(in millions)			Change
Year ended July 31,	2007	2006	$	%
Revenues
Local Media	$22.6	$19.7	$2.9	15.1%
Ethnic Grocery Brands	33.9	11.5	22.4	195.2
Carmel	5.4	0.4	5.0	nm
Internet Mobile Group	2.1	—	2.1	nm
All other	27.3	27.3	—	—
Total revenues	$91.3	$58.9	$32.4	55.1%

nm—not meaningful

Revenues.  Our Local Media business unit is primarily comprised of CTM Brochure Display and WMET radio. CTM’s revenues were $19.7 million in fiscal 2007 and $18.7 million in fiscal 2006.

Our Ethnic Grocery Brands operation focuses on distributing ethnic-oriented foods. In March 2006, EGB, which is 90% owned by UTA, our 51%-owned calling card distribution subsidiary, purchased the assets of Vitarroz Corp. The results of operations of Vitarroz were consolidated for a full year in fiscal 2007, which accounts for the increase in EGB revenues in fiscal 2007 compared to fiscal 2006.

IDT Carmel purchases consumer receivables at a discount to face value and then seeks to collect these debts. The receivables management and collections businesses have matured significantly over the past several years and today the competitive landscape includes a number of public companies, as well as many hundreds of other smaller operators, focused on specific niches within the market. IDT Carmel’s operations commenced in the second quarter of fiscal 2006, but they substantially increased in fiscal 2007.

IDT Internet Mobile Group began generating revenues in fiscal 2007 as a result of business acquisitions. In December 2006, the Company acquired for IDT Internet Mobile Group 90% of Norway-based Zedge.net, a social networking community for mobile users and provider of free mobile content. In June 2007, the Company acquired for IDT Internet Mobile Group a controlling interest in IDW Publishing, an independent comics publisher pre-eminent in the horror and action genres, boasting such high-profile titles as The Transformers, 30 Days of Night, CSI, Star Trek, 24, and Scarface.

The “all other” lines of business include IDT Spectrum, IDT Global Services (which is primarily comprised of call center operations) and other smaller initiatives and operations, including certain real estate investments.

(in millions)			Change
Year ended July 31,	2007	2006	$	%
Direct cost of revenues
Local Media	$6.6	$5.8	$0.8	12.6%
Ethnic Grocery Brands	27.1	8.6	18.5	216.9
Carmel	11.8	0.7	11.1	nm
Internet Mobile Group	1.1	—	1.1	nm
All other	16.1	20.5	(4.4)	(21.3)
Total direct cost of revenues	$62.7	$35.6	$27.1	76.3%

nm—not meaningful

Direct Cost of Revenues.  Direct cost of revenues increased in fiscal 2007 compared to fiscal 2006 primarily due to increases in EGB and IDT Carmel direct cost of revenues. The results of operations of Vitarroz were consolidated for a full year in fiscal 2007, which accounts for the increase in EGB’s direct cost of revenues in fiscal 2007 compared to fiscal 2006. IDT Carmel’s operations commenced in the second quarter of fiscal 2006, but they substantially increased in fiscal 2007. The increase in IDT Carmel’s direct cost of revenues exceeded the increase in IDT Carmel’s revenues as a result of the growth in collection activity at IDT Carmel during fiscal 2007 when the cost recovery method was used to recognize revenues. In fiscal 2007, IDT Carmel’s first full year of operations in the debt acquisition business, IDT Carmel was developing the experience necessary to reasonably predict the timing and amount of collections from the individual portfolios purchased. Under the cost recovery method, no revenue is recognized until the cost of the portfolio is completely recovered or sold. Direct cost of revenues of IDT Spectrum included in the “all other” category decreased $6.4 million in fiscal 2007 compared to fiscal 2006 as a result of the completion in fiscal 2006 of the May 2004 restructuring plan, which included the exit from its retail telecommunications business. IDT Capital’s aggregate gross margin decreased from 39.6% in fiscal 2006 to 31.4% in fiscal 2007 primarily due to the decline in the gross margin of IDT Carmel in fiscal 2007 compared to fiscal 2006. IDT Carmel’s gross margin declined because the increase in its direct cost of revenues exceeded the increase in its revenues as described above.

(in millions)			Change
Year ended July 31,	2007	2006	$	%
Selling, general and administrative
Local Media	$16.8	$14.9	$1.9	12.3%
Ethnic Grocery Brands	11.6	3.0	8.6	288.0
Carmel	4.2	2.0	2.2	110.0
Internet Mobile Group	3.6	—	3.6	nm
All other	29.9	57.6	(27.7)	(48.1)
Total selling, general and administrative	$66.1	$77.5	$(11.4)	(14.9)%

nm—not meaningful

Selling, General and Administrative.  Selling, general and administrative expenses decreased in fiscal 2007 compared to fiscal 2006 due to decreases in the “all other” lines of business. The “all other” decreases were primarily due to a $26.0 million reduction in IDT Spectrum’s selling, general and administrative expenses, partially due to the $10.0 million settlement that IDT Spectrum reached with Lucent and a $2.0 million write-off of IDT Spectrum’s deferred offering costs due to the cancellation of IDT Spectrum’s IPO, both recorded in fiscal 2006. The results of operations of Vitarroz were consolidated for a full year in fiscal 2007, which accounts for the increase in EGB’s selling, general and administrative expenses in fiscal 2007 compared to fiscal 2006. IDT Carmel’s operations commenced in the second quarter of fiscal 2006, but they substantially increased in fiscal 2007. IDT Internet Mobile Group’s business acquisitions in fiscal 2007 primarily account for its increase in selling, general and administrative expenses in fiscal 2007. As a percentage of IDT Capital’s aggregate revenues, selling, general and administrative expenses decreased from 131.7% in fiscal 2006 to 72.3% in fiscal 2007 as selling, general and administrative expenses decreased while IDT Capital’s aggregate revenues increased.

Restructuring and Impairment Charges.  Restructuring and impairment charges increased from $8.5 million in fiscal 2006 to $9.3 million in fiscal 2007. In fiscal 2007, IDT Capital impairment charges included $7.4 million relating to Ethnic Grocery Brands trademarks and goodwill. During fiscal 2007 and 2006, we recorded severance related charges of $1.4 million and $4.7 million, respectively, related to the company-wide cost savings program. In addition, the May 2004 restructuring plan for IDT Spectrum, which was completed in fiscal 2006, included reductions of workforce, real estate network and network connectivity, as well as the impairment of assets to their estimated net recoverable value. During fiscal 2006, IDT Spectrum recorded real estate network reduction and impairment charges of $3.8 million.

(in millions)			Change
Year ended July 31,	2007	2006	$	%
Loss from operations
Local Media	$(2.2)	$(2.5)	$0.3	8.2%
Ethnic Grocery Brands	(11.2)	(0.1)	(11.1)	nm
Carmel	(10.7)	(2.3)	(8.4)	(362.5)
Internet Mobile Group	(3.0)	—	(3.0)	nm
All other	(26.5)	(63.9)	37.4	58.5
Total loss from operations	$(53.6)	$(68.8)	$15.2	22.1%

nm—not meaningful

Corporate

(in millions)			Change
Year ended July 31,	2007	2006	$	%
General and administrative expenses	$73.2	$56.5	$16.7	29.5%
Depreciation and amortization	2.3	2.5	(0.2)	(6.1)
Restructuring charges	8.1	4.3	3.8	88.2
Loss from operations	$83.6	$63.3	$20.3	32.2%

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

General and Administrative.  Corporate general and administrative expenses increased in fiscal 2007 as compared to fiscal 2006 primarily due to increases in payroll and related expenses as well as higher legal and professional fees. As a percentage of our total consolidated revenues from continuing operations, corporate general and administrative expenses increased from 2.5% in fiscal 2006 to 3.6% in fiscal 2007 as corporate general and administrative expenses increased while our consolidated revenues decreased.

Stock-based compensation expense included corporate general and administrative expenses decreased from $4.0 million in fiscal 2006 to $3.2 million in fiscal 2007. Stock-based compensation expense for the fiscal years 2006 and 2007 primarily related to the vesting of restricted stock and option grants.

Restructuring Charges.  In fiscal 2007 and fiscal 2006, restructuring charges related to severance payments under the company-wide cost savings program.

YEAR ENDED JULY 31, 2006 COMPARED TO YEAR ENDED JULY 31, 2005

Consolidated

(in millions)			Change
Year ended July 31,	2006	2005	$	%
Revenues
IDT Telecom	$2,054.7	$2,172.2	$(117.5)	(5.4)%
IDT Energy	112.8	12.0	100.8	836.1
IDT Capital	58.9	37.8	21.1	56.1
Total revenues	$2,226.4	$2,222.0	$4.4	0.2%

Revenues.  Consolidated revenues were roughly flat in fiscal 2006 compared to fiscal 2005. Revenue declines in IDT Telecom of $117.5 million were more than offset by a $100.8 million increase in IDT Energy revenues and a $21.1 million increase in other revenues, primarily from EGB. The decrease in IDT Telecom revenues resulted primarily from the decline in consumer phone services revenues in the United States and declines in calling cards revenues. IDT Telecom minutes of use increased 2.8% (excluding minutes related to our consumer phone services business, as such minute traffic carried in our network is insignificant), from 24.554 billion minutes in fiscal 2005 to 25.238 billion minutes in fiscal 2006.

(in millions)			Change
Year ended July 31,	2006	2005	$	%
Costs and expenses
Direct cost of revenues	$1,780.0	$1,700.9	$79.1	4.7%
Selling, general and administrative	556.2	533.1	23.1	4.3
Depreciation and amortization	87.4	93.6	(6.2)	(6.6)
Restructuring and impairment charges	23.6	34.2	(10.6)	(30.9)
Total costs and expenses	$2,447.2	$2,361.8	$85.4	3.6%

Direct Cost of Revenues.  The increase in direct cost of revenues was due primarily to telecom regulatory fees additional accruals of $57.0 million recorded in fiscal 2006 and an increase in costs at IDT Energy, partially offset by the decline in direct costs associated with IDT Telecom’s lower revenues. As a percentage of total revenues, direct costs increased from 76.5% in fiscal 2005 to 79.9% in fiscal 2006. This increase in direct costs as a percentage of total revenues was due primarily to the regulatory fees accrual and to a shift in the consolidated revenue mix toward relatively lower margin retail energy revenues.

Selling, General and Administrative.  The increase in selling, general and administrative expenses was mostly due to a $10 million legal settlement between our IDT Spectrum subsidiary and Lucent, approximately $3.5 million in costs incurred by Net2Phone in connection with IDT’s tender offer for all outstanding shares of common stock of Net2Phone that it did not previously own, increased compensation and infrastructure costs required to fund the development and growth of IDT Energy, increased marketing costs related to the growth of our Toucan consumer phone services business in the United Kingdom, as well as marketing and advertising costs relating to product launches such as TúYo Mobile prepaid wireless and our English-as-a-Second Language (ESL) product. The increase in selling, general and administrative expenses was partially offset by significantly lower marketing, advertising, compensation and bad debt costs in our U.S. consumer phone services business, as well as lower stock-based compensation. As a percentage of total revenues, selling, general and administrative expenses increased from 24.0% in fiscal 2005 to 25.0% in fiscal 2006, as selling, general and administrative expenses increased at a faster rate than revenues.

Stock-based compensation expense included in selling, general and administrative expenses decreased from $30.3 million in fiscal 2005 to $21.5 million in fiscal 2006, and related mostly to the vesting of restricted stock grants and the acceleration of Net2Phone’s stock options and restricted shares as a result of the Net2Phone merger in the third quarter of fiscal 2006.

Restructuring and Impairment Charges.  Towards the end of the third quarter of fiscal 2006, we initiated a company-wide cost savings program designed to better align our infrastructure to our current business needs.

As of July 31, 2006, the program resulted in the termination of approximately 480 employees, of which more than 270 were customer service related. These terminations resulted in approximately $20.0 million in severance costs in fiscal 2006. In addition, in fiscal 2006, IDT Spectrum recorded real estate network reduction and impairment charges of $3.8 million. Restructuring and impairment charges in fiscal 2005 included restructuring charges of $16.5 million, primarily IDT Spectrum real estate network and connectivity reductions, and write-downs of goodwill of $17.7 million, primarily related to Net2Phone.

(in millions)			Change
Year ended July 31,	2006	2005	$	%
Loss from operations	$(220.8)	$(139.8)	$(81.0)	(57.9)%
Interest income, net	9.4	20.6	(11.2)	(54.2)
Other income, net	7.3	71.4	(64.1)	(89.8)
Minority interests	(16.2)	(2.6)	(13.6)	(513.0)
Provision for income taxes	(2.6)	(6.3)	3.7	59.2
Loss from continuing operations	(222.9)	(56.7)	(166.2)	(292.8)
Income from discontinued operations	44.2	12.9	31.3	242.2
Net loss	$(178.7)	$(43.8)	$(134.9)	(307.8)%

Interest.  The decrease in net interest income was due primarily to lower interest bearing cash and marketable securities average portfolio balances in fiscal 2006, as well as higher interest expense resulting from higher levels of average outstanding debt and from increased average interest rates in fiscal 2006, as compared to fiscal 2005.

Other Income.  Other income for fiscal 2006 consisted primarily of a $7.9 million gain from the buyout payment relating to Altice’s early termination of cable telephony license agreements with Net2Phone. Other income for fiscal 2005 consisted mostly of a $44.0 million settlement received from Telefonica S.A. and net realized gains from the sale of marketable securities and investments.

Minority Interests.  Minority interests were mostly from our 51% equity ownership in Union Telecard Alliance (UTA), our calling card distributor in the U.S., and from our average equity ownership in Net2Phone. The year-over-year change in minority interests is primarily due to the increase in our average equity ownership in Net2Phone from 21.1% during fiscal 2005 to 72.2% during fiscal 2006, as a result of our acquisitions of additional equity interests.

Income Taxes.  Income tax expense resulted primarily from income generated by our foreign subsidiaries.

IDT Telecom—Prepaid Products, Consumer Phone Services and Wholesale Telecommunications Services Segments

(in millions, except revenue-per-minute)			Change
Year ended July 31,	2006	2005	$	%
Revenues
Prepaid Products	$1,194.9	$1,245.6	$(50.7)	(4.1)%
Consumer Phone Services	262.1	333.8	(71.7)	(21.5)
Wholesale Telecommunications Services	597.7	592.8	4.9	0.8
Total revenues	$2,054.7	$2,172.2	$(117.5)	(5.4)%
Minutes of use
Prepaid Products	16,005	17,480	(1,475)	(8.4)%
Wholesale Telecommunications Services	9,233	7,074	2,159	30.5
Total minutes of use	25,238	24,554	684	2.8%
Average revenue-per-minute:
Prepaid Products	$0.0739	$0.0701	$0.0038	5.4%
Wholesale Telecommunications Services	0.0645	0.0838	(0.0193)	(23.0)
Total average revenue-per-minute	$0.0705	$0.0740	$(0.0035)	(4.7)%

Revenues.  Revenue declines in fiscal 2006 occurred at our U.S. Consumer Phone Services business, U.S. and European Prepaid Products businesses, and U.S. Wholesale Telecommunications Services business, partially offset by an increase in our U.K. Consumer Phone Services business and South American Wholesale Telecommunications Services business. Our total minutes-of-use increased by 2.8% in fiscal 2006 compared to fiscal 2005. A decline of 8.4% in minutes-of-use in our Prepaid Products business in the United States and Europe was partially offset by a growth of 30.5% in minutes-of-use in our Wholesale Telecommunications Services segment.

As a percentage of IDT Telecom’s overall revenues, Prepaid Products revenues increased from 57.3% in fiscal 2005 to 58.2% in fiscal 2006, Consumer Phone Services revenues decreased from 15.4% in fiscal 2005 to 12.8% in fiscal 2006, and Wholesale Telecommunications Services revenues increased from 27.3% in fiscal 2005 to 29.0% in fiscal 2006.

Average revenue per minute is the average price realization we recognize on the minutes that we sell within our Prepaid Products and Wholesale Telecommunications Services businesses. It excludes minutes of use related to our U.S. Consumer Phone Services business, as the domestic traffic generated by this business is not carried on our network, and the international traffic generated by this business, though carried on our own network, is relatively insignificant.

The 4.1% decline in Prepaid Products revenues in fiscal 2006 compared to fiscal 2005 occurred primarily in the United States and Europe, partially offset by modest increases in South America and Asia. The Prepaid Products volume decline of 8.4% in fiscal 2006 compared to fiscal 2005 resulted mostly from the impact on our operations from the competitive landscape, a gradual shift in market share to wireless products and management’s decision to raise prices in an effort to generate higher gross margins from this business. During the second half of fiscal 2006, we instituted selective price increases on our Prepaid Products businesses in the United States and Europe, in an effort to improve gross margins, which resulted in improved revenue-per-minute price realizations in both the United States and Europe. Prepaid Products average revenue-per-minute increased 5.4% in fiscal 2006 compared to fiscal 2005.

Consumer Phone Services revenues decreased 21.5% in fiscal 2006 compared to fiscal 2005. The decrease in revenues was from our U.S. Consumer Phone Services business due to our decision in mid-fiscal year 2005 to significantly reduce our marketing and advertising efforts as discussed below. Revenues from our U.K.-based Toucan consumer phone services business increased in fiscal 2006 as compared to fiscal 2005 due mostly to the growth in our U.K. customer base. We sold Toucan in the first quarter of fiscal 2007.

The customer base for our U.S. bundled, flat-rate local and long distance consumer phone services business was approximately 135,000 as of July 31, 2006 compared to 220,000 as of July 31, 2005. At July 31, 2006 we offered local service in the following 13 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island, Florida, Georgia and California. In addition, we had approximately 257,000 long distance-only customers as of July 31, 2006 compared to 325,000 customers as of July 31, 2005. The decreases in our customer base occurred as a result of our decision, in mid-fiscal year 2005, to significantly reduce our marketing and advertising efforts because of the increased cost structure and inferior economics for this business following the termination of the UNE-P pricing regime by the Federal Communications Commission.

Wholesale Telecommunications Services revenues increased 0.8% in fiscal 2006 compared to fiscal 2005. The increase was a direct result of an increase in minutes of use, which increased 30.5% in fiscal 2006 compared to fiscal 2005, offset by lower per-minute price realizations, which decreased 23.0% in the same period. The decrease in per-minute price realizations was due primarily to continued competition.

(in millions, except cost-per-minute)			Change
Year ended July 31,	2006	2005	$	%
Direct cost of revenues
Prepaid Products	$980.9	$962.3	$18.6	1.9%
Consumer Phone Services	147.8	171.8	(24.0)	(14.0)
Wholesale Telecommunications Services	513.1	524.2	(11.1)	(2.1)
Total direct cost of revenues	$1,641.8	$1,658.3	$(16.5)	(1.0)%
Average termination cost-per-minute
Prepaid Products	$0.0603	$0.0560	$0.0043	7.7%
Wholesale Telecommunications Services	0.0564	0.0765	(0.0201)	(26.3)
Total average termination cost-per-minute	$0.0589	$0.0621	$(0.0032)	(5.2)%

Direct Cost of Revenues.  Included in direct costs of revenues during fiscal 2006 was a one-time adjustment of $57.0 million for regulatory fee accruals relating to our U.S. Prepaid Products business. Largely offsetting this increase were lower costs as a result of the decline in our U.S. Consumer Phone Services business. Our average termination cost per minute represents our average direct cost for minutes that we buy in order to terminate calls related to Prepaid Products and Wholesale Telecommunications Services businesses. These costs exclude minutes of use related to our Consumer Phone Services business, as its on-network traffic is insignificant.

Year ended July 31,	2006	2005	Change
Gross margin percentage
Prepaid Products	17.9%	22.7%	(4.8)%
Consumer Phone Services	43.6	48.5	(4.9)
Wholesale Telecommunications Services	14.2	11.6	2.6
Total gross margin percentage	20.1%	23.7%	(3.6)%

Gross Margins.  Overall, IDT Telecom gross margins decreased primarily due to the regulatory fee accrual, as well as to the shift in product mix towards lower margin wholesale revenues.

Gross margins in our Prepaid Products segment decreased due primarily to the regulatory fee accrual, partially offset by increased margins during the second half of fiscal 2006.

Gross margins in our Consumer Phone Services segment decreased primarily as a result of reduced margins in our U.S. business, due to the increased cost structure and inferior economics for this business as a result of the FCC’s termination of the UNE-P pricing regime, as well as a shift in revenue mix towards our U.K. business, which generates lower gross margins than does our business in the United States.

Gross margins in our Wholesale Telecommunications Services segment increased as a result of the lower per minute termination costs which decreased at a faster rate than did our per minute price realizations.

(in millions)			Change
Year ended July 31,	2006	2005	$	%
Selling, general and administrative expenses
Prepaid Products	$194.3	$193.8	$0.5	0.2%
Consumer Phone Services	108.0	138.2	(30.2)	(21.8)
Wholesale Telecommunications Services	110.8	95.6	15.2	15.8
Total selling, general and administrative	$413.1	$427.6	$(14.5)	(3.4)%

Selling, General and Administrative.  The decrease in selling, general and administrative expenses in fiscal 2006 was due mainly to our decision in mid-fiscal year 2005 to significantly reduce marketing and advertising efforts for our U.S. Consumer Phone Services business as a result of the termination of the UNE-P pricing regime, as well as due to lower bad debt costs in our U.S. Consumer Phone Services business, owing to the reduced revenue level. The prior year also included an $8.7 million legal settlement expense, recorded in the second quarter of that year. Partially offsetting this overall decrease in selling, general and administrative expenses was the costs associated with the growth of our Consumer Phone Services business in the United Kingdom, as well as increased spending on our TúYo mobile prepaid wireless phone product. As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses increased to 20.1% in fiscal 2006 from 19.7% in fiscal 2005 as revenues decreased at a faster rate than our selling, general and administrative expenses.

Stock-based compensation expense included in selling, general and administrative expenses was $15.6 million and $16.1 million in the years ended July 31, 2006 and 2005, respectively. In fiscal 2005, stock-based compensation expense related primarily to vesting of restricted stock grants. In fiscal 2006, stock-based compensation expense related primarily to compensation cost for stock options and to vesting of restricted stock grants. As a result of the Net2Phone merger with IDT, all outstanding options to purchase shares of Net2Phone common stock, whether vested or unvested, were cancelled at the effective time of the merger, and the holders thereof received a cash payment equal to the excess, if any, of $2.05 over the exercise price of the options. In addition, all restrictions under Net2Phone’s 1999 Amended and Restated Stock Option and Incentive Plan applicable to any outstanding shares of Net2Phone common stock lapsed immediately prior to the effective time of the merger, and the holders thereof received the value of the shares based on $2.05 per share, less any applicable taxes. As a result of the aforementioned equity modifications, we recorded an aggregate of $8.4 million of stock-based compensation costs during fiscal 2006, partially offset by a $0.6 million reversal of previously recorded stock-based compensation.

(in millions)			Change
Year ended July 31,	2006	2005	$	%
Restructuring and impairment charges
Prepaid Products	$4.8	$5.5	$(0.7)	(14.0)%
Consumer Phone Services	3.3	0.1	3.2	nm
Wholesale Telecommunications Services	2.7	12.6	(9.9)	(78.6)
Total restructuring and impairment charges	$10.8	$18.2	$(7.4)	(40.9)%

nm—not meaningful

Restructuring and Impairment Charges.  As a result of the continued decline in our U.S. Consumer Phone Services subscriber base, during the third quarter of fiscal 2006, we made the decision to shut down our Newark call center and to eliminate the positions of more than 270 customer service personnel, and we recorded severance-related charges of $3.3 million. In addition, during the fourth quarter of fiscal 2006 we recorded charges of $4.6 million related to the company-wide cost savings program. In March 2006, after completion of the Net2Phone merger, IDT began the process of integrating Net2Phone’s product offerings and operating and support functions to achieve synergies and cost savings. As a result, IDT eliminated certain positions and recorded severance related costs of $2.6 million during fiscal 2006. During the fourth quarter of fiscal 2005, based on the then quoted market price of Net2Phone’s common stock, we recorded an impairment charge of $15.8 million, to write-down the carrying value of goodwill recorded by IDT on its purchases of Net2Phone equity. The remaining restructuring and impairment charges in fiscal 2005 related to contract termination and exit costs.

(in millions)			Change
Year ended July 31,	2006	2005	$	%
(Loss) income from operations
Prepaid Products	$(35.5)	$28.1	$(63.6)	(226.6)%
Consumer Phone Services	0.7	21.3	(20.6)	(96.5)
Wholesale Telecommunication Services	(54.9)	(65.9)	11.0	16.7
Total loss from operations	$(89.7)	$(16.5)	$(73.2)	(443.5)%

IDT Energy Segment

(in millions)			Change
Year ended July 31,	2006	2005	$	%
Revenues	$112.8	$12.0	$100.8	836.1%
Direct cost of revenues	102.7	11.3	91.4	805.4
Selling, general and administrative	9.0	2.3	6.7	295.7
Income (loss) from operations	$1.1	$(1.6)	$2.7	166.3%

Revenues.  IDT Energy, which we launched in November 2004, experienced significant growth in fiscal 2006. As of July 31, 2006, IDT Energy’s subscriber base consisted of approximately 200,000 meters compared to 34,000 meters as of July 31, 2005. The increase in revenues in fiscal 2006 compared to fiscal 2005 is primarily from the increase in the customer base.

Direct Cost of Revenues.  Direct cost of revenues increased as a result of the increase in revenues. IDT Energy’s gross margins increased from 5.9% in fiscal 2005 to 9.0% in fiscal 2006.

Selling, General and Administrative.  The increase in selling, general and administrative expenses in fiscal 2006 were due primarily to higher sales commissions to independent agents associated with the increased revenues. As a percentage of total IDT Energy revenues, selling, general and administrative expenses decreased from 18.8% in fiscal 2005 to 7.9% in fiscal 2006, as revenues increased at a faster rate than did selling, general and administrative expenses.

IDT Capital

(in millions)			Change
Year ended July 31,	2006	2005	$	%
Revenues
Local Media	$19.7	$17.9	$1.8	10.0%
Ethnic Grocery Brands	11.5	—	11.5	nm
Carmel	0.4	—	0.4	nm
All other	27.3	19.9	7.4	37.5
Total revenues	$58.9	$37.8	$21.1	56.1%

nm—not meaningful

Revenues.  Revenues increased in fiscal 2006 compared to fiscal 2005 primarily due to the launch of EGB in fiscal 2006 and increases in revenues in the “all other” lines of business.

In fiscal 2006, we established our EGB operation to distribute ethnic-oriented foods. In March 2006, EGB purchased the assets of Vitarroz. Revenues in the “all other” lines of business increased in fiscal 2006 compared to fiscal 2005 primarily due to increases in revenues from our call center operations and real estate, offset by a $6.0 million decrease in IDT Spectrum revenues as a result of the exit from its retail telecommunications business (except for its private line business).

(in millions)			Change
Year ended July 31,	2006	2005	$	%
Direct cost of revenues
Local Media	$5.8	$5.4	$0.4	7.3%
Ethnic Grocery Brands	8.6	—	8.6	nm
Carmel	0.7	—	0.7	nm
All other	20.5	25.8	(5.3)	(20.7)
Total direct cost of revenues	$35.6	$31.2	$4.4	13.8%

nm—not meaningful

Direct Cost of Revenues.  Direct cost of revenues increased in fiscal 2006 compared to fiscal 2005 primarily due to the launch of EGB in fiscal 2006, offset by decreases in direct cost of revenues in the “all other” lines of business. Direct cost of revenues of IDT Spectrum included in “all other” decreased $10.1 million in fiscal

2006 compared to fiscal 2005. IDT Capital’s aggregate gross margin increased from 17.2% in fiscal 2005 to 39.6% in fiscal 2006, due to the launch of EGB in fiscal 2006 and the impact of the increase in real estate revenues in fiscal 2006, which had a significantly higher gross margin than our other lines of business.

(in millions)			Change
Year ended July 31,	2006	2005	$	%
Selling, general and administrative
Local Media	$14.9	$13.3	$1.6	12.2%
Ethnic Grocery Brands	3.0	—	3.0	nm
Carmel	2.0	—	2.0	nm
All other	57.6	25.3	32.3	127.3
Total selling, general and administrative	$77.5	$38.6	$38.9	100.7%

nm—not meaningful

Selling, General and Administrative.  Selling, general and administrative expenses increased in fiscal 2006 compared to fiscal 2005 primarily due to increases in the “all other” lines of business, and due to the launch of EGB and IDT Carmel in fiscal 2006. The increase in selling, general and administrative expenses in the “all other” lines of business included a $10.0 million settlement that IDT Spectrum reached with Lucent, a $2.0 million write-off of IDT Spectrum’s deferred offering costs due to the cancellation of IDT Spectrum’s IPO, and increased spending on our English-as-a-Second Language (ESL) and financial services products.

As a percentage of IDT Capital’s aggregate revenues, selling, general and administrative expenses increased from 102.4% in fiscal 2005 to 131.7% in fiscal 2006 as selling, general and administrative expenses increased at a faster rate than IDT Capital’s aggregate revenues.

Restructuring and Impairment Charges.  Restructuring and impairment charges were $8.5 million in fiscal 2006 and $16.0 million in fiscal 2005. In connection with the company-wide cost savings program initiated in fiscal 2006, we decided to halt the build out of our IDT Spectrum operating unit and eliminated the majority of IDT Spectrum’s workforce. As a result, we recorded severance related charges of $4.7 million. The May 2004 restructuring plan for IDT Spectrum, which was completed in fiscal 2006, included reductions of workforce, real estate network and network connectivity, as well as the impairment of assets to their estimated net recoverable value. During fiscal 2005, IDT Spectrum recorded real estate network reduction charges of $2.2 million, connectivity reduction charges of $9.5 million and other charges of $2.5 million. During fiscal 2006, IDT Spectrum recorded real estate network reduction and impairment charges of $3.8 million. In addition, during fiscal 2005, impairment charges recorded in IDT Capital included $0.9 million related to the write off of abandoned leasehold improvements as a result of the relocation of a call center, and $0.9 million relating to the write-off of goodwill.

(in millions)			Change
Year ended July 31,	2006	2005	$	%
Loss from operations
Local Media	$(2.5)	$(2.1)	$(0.4)	(16.3)%
Ethnic Grocery Brands	(0.1)	—	(0.1)	nm
Carmel	(2.3)	—	(2.3)	nm
All other	(63.9)	(52.9)	(11.0)	(20.9)
Total loss from operations	$(68.8)	$(55.0)	$(13.8)	(25.2)%

nm—not meaningful

Corporate

(in millions)			Change
Year ended July 31,	2006	2005	$	%
General and administrative expenses	$56.5	$64.5	$(8.0)	(12.4)%
Depreciation and amortization	2.5	2.2	0.3	13.4
Restructuring charges	4.3	—	4.3	nm
Loss from operations	$63.3	$66.7	$(3.4)	(5.1)%

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

Restructuring Charges.  Restructuring charges in fiscal 2006 related to severance payments under the company-wide cost savings program.

LIQUIDITY AND CAPITAL RESOURCES

General

Historically, we have satisfied our cash requirements through a combination of our existing cash, cash equivalents, cash flow from operating activities, proceeds from the sales of marketable securities and investments, sales of our equity securities including the exercise of stock options and sales under our employee stock purchase plan, borrowings from third parties, and the sale of businesses (e.g. Corbina Telecom, IDT Entertainment, and Toucan).

As of July 31, 2007, we had cash, cash equivalents, marketable securities and investments of $661.0 million and working capital (current assets less current liabilities) of $301.2 million. Investments include $112.3 million in holdings of pooled investment vehicles, including hedge funds.

(in millions) Year ended July 31,	2007	2006
Cash flows (used in) provided by
Operating activities	$(102.1)	$(112.7)
Investing activities	175.9	287.7
Financing activities	(67.5)	(141.9)
Effect of exchange rate changes on cash and cash equivalents	5.2	5.2
Increase in cash and cash equivalents from continuing operations	11.5	38.3
Net cash used in discontinued operations	(8.8)	(59.1)
Increase (decrease) in cash and cash equivalents	$2.7	$(20.8)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Towards the end of our third quarter of fiscal 2006, we initiated a company-wide cost savings program to better align our infrastructure to our current business needs. As of July 31, 2007, this program resulted in the termination of approximately 880 employees. These terminations resulted in severance payments of $22.5 million in fiscal 2007. As of July 31, 2007, $17.8 million remained accrued for the ultimate payment of severance and other costs related to this cost savings initiative.

We are currently under audit by the Internal Revenue Service (IRS) for our Federal tax returns for fiscal 2001, 2002, 2003, and 2004. Should an assessment by the IRS result from the audit, the Company may be liable for income taxes, interest and penalties, which could have an adverse effect on our cash flows and financial condition.

Investing Activities

During fiscal 2007 and 2006, proceeds from sales and maturities of marketable securities net of purchases of marketable securities were $12.8 million and $314.5 million, respectively. Our capital expenditures were $36.3 million in fiscal 2007 compared to $53.5 million in fiscal 2006. These expenditures were mostly to support our international and domestic telecommunications network infrastructure.

We currently anticipate that total capital expenditures for all our divisions for fiscal 2008 will be in the $20 million to $30 million range. Our near-term focus is on streamlining our global network through the hybridization of the Net2Phone and IDT networks. We expect to fund our capital expenditures with our cash, cash equivalents and marketable securities on hand. From time to time, we will also finance a portion of our capital expenditures through capital leases.

In fiscal 2007, IDT Carmel Portfolio Management purchased debt portfolios for $78.4 million, including $57.3 million of credit card debt through FFPM Carmel Holdings I, LLC, and IDT Carmel’s principal collections and proceeds from resale of debt portfolios totaled $28.1 million. Our total investment through FFPM Carmel Holdings I, LLC, will depend on the size of the portfolios provided by the selling bank, to a maximum commitment of $125 million for the 12-monthly portfolios. As of July 31, 2007, our maximum remaining outstanding commitment was $52 million.

In fiscal 2007 and 2006, cash used for investments and acquisitions, net of cash acquired, was $49.2 million and $103.4 million, respectively. In the second quarter of fiscal 2007, we acquired Zedge.net for cash of $2.1 million and an aggregate of $1.3 million to be paid in equal installments in December 2007 and December 2008. In the fourth quarter of fiscal 2007, we acquired a controlling interest in IDW Publishing for cash of $2.5 million, net of cash acquired of $1.6 million. In addition, we used $44.2 million in fiscal 2007 for additional investments in hedge funds. In fiscal 2006, we purchased a total of 46.7 million shares of Net2Phone for a total purchase price of $97.2 million. In March 2006, Ethnic Grocery Brands acquired the assets of Vitarroz for $5.2 million. Also in fiscal 2006, we made some other smaller acquisitions, including a purchaser of charged-off consumer debt.

In the first quarter of fiscal 2007, we completed the sale of IDT Entertainment to Liberty Media Corporation for (i) 14.9 million shares of our Class B common stock and Liberty Media’s approximate 4.8% interest in IDT Telecom, (ii) $229.5 million in cash, subject to certain working capital adjustments, (iii) the repayment of $58.7 million of IDT Entertainment’s intercompany indebtedness payable to IDT and (iv) the assumption of all of IDT Entertainment’s existing indebtedness. We agreed to repay Liberty Media $9.5 million for working capital adjustments, of which $1.0 million was paid in fiscal 2007 and the remaining $8.5 million was paid in the first quarter of fiscal 2008. In addition, we would have to pay Liberty Media up to $3.5 million if the net equity value of IDT Entertainment over the five-year period following the closing of the transaction or a shorter period under specified circumstances does not exceed $439 million. We recorded a gain of $205.2 million on the sale of IDT Entertainment.

In the first quarter of fiscal 2007, we sold our United Kingdom-based consumer phone services business, Toucan, to Pipex Communications plc for $38.4 million in cash (including the assumption of intercompany obligations owed to IDT and its subsidiaries) and 43.2 million Pipex ordinary shares, which were subsequently sold for $7.9 million. We recorded a gain of $44.7 million on the sale of Toucan.

In March 2006, we consummated the sale of our Russian telecom business, Corbina, to a Moscow-based consortium of private equity investors, for net proceeds of $129.3 million in cash after banking and other transaction related costs.

Financing Activities

On March 14, 2007, our Board of Directors authorized a cash dividend of $0.25 per share of our common stock, Class A common stock and Class B common stock in the aggregate amount of $20.6 million, which was paid on April 24, 2007. In addition, on June 20, 2007, our Board of Directors authorized a cash dividend of $0.125 per share of our common stock, Class A common stock and Class B common stock in the aggregate amount of $10.2 million, which was paid on July 31, 2007. Our Board of Directors elected not to pay a dividend in the current quarter and determined that future dividends will depend on our financial and operational situation at the relevant times. As the dividend at the prior quarterly level cost approximately $10 million, this is cash that can be utilized for investment and operational needs.

We received approximately $5.8 million and $2.9 million in proceeds from the exercise of our stock options in fiscal 2007 and 2006, respectively. In fiscal 2007, proceeds from sale lease back transactions were $13.3 million. In fiscal 2006, proceeds from borrowings were $11.0 million, which consisted of a term loan used to finance the cost of two properties used to house U.S. telecom network infrastructure. Repayments of borrowings were $3.6 million and $21.8 million in fiscal 2007 and 2006, respectively. We also repaid capital lease obligations of $20.6 million and $21.6 million in fiscal 2007 and 2006, respectively. In addition, we distributed to the minority equity holders of our Union Telecard Alliance subsidiary and its consolidated partners $11.4 million and $25.4 million in cash during fiscal 2007 and 2006, respectively.

In fiscal 2006, we repurchased an aggregate of 5.2 million shares of our common stock and Class B common stock for an aggregate purchase price of $63.7 million. In June 2006, our Board of Directors authorized a new stock repurchase program for the repurchase of up to an aggregate of 25 million shares of our Class B common stock and common stock, without regard to class. In fiscal 2006, we repurchased an aggregate of 0.4 million shares of our common stock and Class B common stock for an aggregate purchase price of $5.9 million. In fiscal 2007, we repurchased an aggregate of 1.7 million shares of our common stock and Class B common stock for an aggregate purchase price of $17.5 million. As of July 31, 2007, 22.9 million shares remained available for repurchase under our stock repurchase program.

During fiscal 2007 and 2006, we acquired an aggregate of 0.4 million and 0.3 million shares, respectively, of our Class B common stock held by certain of our employees for $5.0 million and $3.9 million, respectively, to satisfy these employees’ tax withholding obligations in connection with the vesting of restricted stock awards.

On May 22, 2006, we completed an offer to purchase from eligible option holders outstanding stock options to purchase shares of our Class B common stock at a cash purchase price equal to $2.00 net per share underlying such options. Options to purchase 7.9 million shares were tendered and accepted in the offer for a total purchase price of $15.8 million. All options accepted for payment were cancelled immediately upon expiration of the offer and are no longer exercisable.

CHANGES IN TRADE ACCOUNTS RECEIVABLE, ALLOWANCE FOR DOUBTFUL ACCOUNTS AND DEFERRED REVENUE

Gross trade accounts receivable decreased from $223.5 million at July 31, 2006 to $191.4 million at July 31, 2007 mostly due to the sale of our U.K.-based Toucan business and write-offs of accounts receivable by IDT Telecom, partially offset by an increase in IDT Energy’s receivables. The allowance for doubtful accounts as a percentage of gross trade accounts receivable decreased from 17.2% at July 31, 2006 to 10.3% at July 31, 2007 due primarily to the sale of our U.K.-based Toucan business, which had a relatively higher allowance for doubtful accounts, write-offs of accounts receivable by IDT Telecom as well as the growth of IDT Energy, which has a significantly lower bad debt rate compared to our other businesses.

Deferred revenue as a percentage of total revenues vary from period to period, depending on the mix and the timing of revenues. Deferred revenue arises primarily from the sales by IDT Telecom of our calling cards and consumer phone services both in the United States as well as in Europe. Deferred revenue decreased to $112.8 million at July 31, 2007 compared to $134.3 million at July 31, 2006 due to a decline in activations of our U.S. calling cards, partially offset by increased calling card activations in South America and Asia.

Other Sources and Uses of Resources

We intend to, where appropriate, make strategic acquisitions and investments to complement, expand, and/or enter into new businesses. In considering acquisitions and investments, we search for opportunities to profitably grow our existing businesses, to add qualitatively to the range of businesses in the IDT portfolio and to achieve operational synergies. At this time, we cannot guarantee that we will be presented with acquisition opportunities that meet our return on investment criteria, or that our efforts to make acquisitions that meet our criteria will be successful. In addition from time to time, we have made strategic dispositions of certain businesses (such as Corbina Telecom, IDT Entertainment and Toucan). We continually evaluate our portfolio for opportunities to monetize select businesses where we deem appropriate.

We believe that, based upon our present business plan, and due to the balance of cash, cash equivalents and marketable securities we held as of July 31, 2007, our existing cash resources will be sufficient to meet our currently anticipated working capital and capital expenditure requirements, and to fund any potential operating cash flow deficits within any of our segments for at least the next twelve months. If our results differ from our current expectations, or if we acquire the business or assets of another company, we might need to raise additional capital from equity or debt sources. There can be no assurance that we would be able to raise such capital on favorable terms or at all.

The following tables quantify our future contractual obligations and commercial commitments, as of July 31, 2007:

CONTRACTUAL OBLIGATIONS

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Capital lease obligations (including interest)	$47.9	$22.9	$20.3	$4.7	$—
Operating leases	215.0	19.3	23.4	21.9	150.4
Purchase obligations (1)	74.0	74.0	—	—	—
Notes payable (including interest)	141.0	10.7	15.8	15.8	98.7
TOTAL CONTRACTUAL OBLIGATIONS(2)	$477.9	$126.9	$59.5	$42.4	$249.1

(1) Purchase obligations as of July 31, 2007 include FFPM Carmel Holdings I, LLC’s maximum remaining outstanding commitment to purchase monthly forward flow credit card debt portfolios of $52 million.

(2) In February 2005, we entered into a multi-year agreement to grant a telecommunications service provider the right to service certain of our domestic and international wireless traffic. Terms of the agreement are based on a minimum purchase of $75 million of services from the telecommunications service provider over the term of the agreement. Any remaining financial obligation under the agreement as of July 31, 2007 is not included in the above table due to the uncertainty of the timing and amounts of any such payments. As of July 31, 2007, the remaining balance was approximately $66 million that expires in October 2009.

OTHER COMMERCIAL COMMITMENTS

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Standby letters of credit	$75.2	$29.4	$40.4	$0.2	$5.2

FOREIGN CURRENCY RISK

Revenues from our international operations represented 31%, 31% and 27% of our consolidated revenues from continuing operations for the years ended July 31, 2007, 2006 and 2005, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset the majority of these non dollar-denominated revenues with operating expenses that are paid in the same currencies. As such, the net amount of our exposure to foreign currency exchange rate changes is generally not material.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations, that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

We are exposed to various types of market risks in the normal course of business, including the impact of changes in commodity prices, interest rates and foreign currency exchange rates. We may hedge market price fluctuations associated with physical purchases and sales of electricity and natural gas by using derivative instruments including futures, forwards, basis swaps, transmission congestion contracts and financial transmission rights contracts. We are exposed to changes in interest rates primarily from our investments in cash equivalents and marketable debt securities. On occasion, we use interest rate derivative instruments and investment strategies to manage our exposure to interest rate changes, such as short sale strategies and repurchase and reverse repurchase agreements. In addition, fluctuations in market interest rates may lead to significant fluctuations in the fair value of our notes payable and capital lease obligations. If necessary, we may take appropriate actions to limit the negative effect of interest rate fluctuations on our obligations. Our market risk exposure relating to foreign currency exchange is generally not material, as we have cash outflows denominated in foreign currencies to partially offset the cash inflows denominated in the same currencies, thereby creating a natural hedge. In order to mitigate the risk associated with any remaining net foreign exchange exposure, which we experience from time to time, we have, on occasion, entered into foreign exchange hedges.

In addition to, but separate from our primary business, we hold a portion of our total asset portfolio in pooled investment vehicles including hedge funds for strategic and speculative purposes. As of July 31, 2007, the carrying value of such investments was approximately $112.3 million out of a total of cash, cash equivalents, marketable securities and investments of $661.0 million. Investments in hedge funds carry a degree of risk, and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that the managers of the hedge funds in which we have invested will be able to accurately predict these price movements. In order to minimize our exposure to such risk, we attempt to ensure that our hedge fund portfolio remains diversified, and it is managed by the Investment Committee, which reports to the Audit Committee of our Board of Directors, with the assistance of professional investment advisers utilized by the Company. Nevertheless, the securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our interests in these funds may go down as well as up and we may not receive, upon redemption, the amounts originally invested.

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements and supplementary data of the Company and the report of the independent registered public accounting firm thereon set forth starting on page F-1 herein are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) and internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report, that ensure that information relating to the Company which is required to be disclosed in this Annual Report is recorded, processed, summarized and reported, within required time periods. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be accumulated and communicated to them by others within those entities, particularly during the period in which this Annual Report was being prepared, to allow timely decisions regarding required disclosure. There has not occurred any changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting and the attestation report of our independent registered public accounting firm is included in this Annual Report on Form 10-K on pages 66 and 67 and is incorporated herein by reference.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following is a list of our directors and executive officers along with the specific information required by Rule 14a-3 of the Securities Exchange Act of 1934:

Executive Officers

Howard S. Jonas—Chairman of the Board

James A. Courter—Chief Executive Officer and Vice Chairman of the Board

Ira A. Greenstein—President

Marc J. Oppenheimer—Executive Vice President, Chief Financial Officer and Treasurer

Morris Lichtenstein—Chief Operating Officer

Mitch Silberman—Chief Accounting Officer and Controller

Joyce J. Mason—Executive Vice President, General Counsel and Secretary

Moshe Kaganoff—Executive Vice President of Strategic Planning

Ely D. Tendler—Chief Legal Officer

Douglas W. Mauro—Chief Tax Officer

Marc E. Knoller—Executive Vice President

Kathleen B. Timko—Executive Vice President of Technology

Mikhail Leibov —Executive Vice President of Business Development

Yona Katz—Executive Vice President of Business Development

Management Directors

Howard S. Jonas

James A. Courter

Independent Directors

Eric Cosentino—Rector of the Episcopal Church of the Divine Love in Montrose, New York.

James Mellor—Chairman of USEC, Inc. (NYSE: USU), a global energy company and previously served as its Chairman and Chief Executive Officer.

Judah Schorr—Founder of Judah Schorr MD PC, an anesthesia provider to hospitals, ambulatory surgery centers and medical offices, and has been its President and owner since its inception, as well as the President of its subsidiary, Tutto Anesthesia. Dr. Schorr is the Director of Anesthesia Services at Bergen Regional Medical Center, the largest hospital in the state of New Jersey, and the Managing Partner of Chavrusa Realty Corp., a commercial real-estate company in Long Island, New York.

As a result of certain of the transactions consummated in fiscal 2006 and the first quarter of fiscal 2007, all of our key operating subsidiaries are now wholly owned by IDT and none of such companies have securities that are separately listed on any exchange. Accordingly, we have removed non-employee directors from the Boards of Directors of each of IDT Telecom, IDT Capital and IDT Spectrum.

The remaining information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2007, and which is incorporated by reference herein.

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

Item 11. Executive Compensation.

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2007, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2007, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2007, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2007, and which is incorporated by reference herein.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1.	Report of Management on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm on Financial Statements
Consolidated Financial Statements covered by Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedule.

Schedule No.	Description
II.	Valuation and Qualifying Accounts

All other schedules have been omitted since they are either not required or not applicable.

3.	The exhibits listed in paragraph (b) of this item. Exhibit Numbers 10.01 10.02, 10.03, 10.04, 10.05, 10.06, 10.07, 10.08, 10.09, 10.09, 10.13, and 10.14 are management contracts or compensatory plans or arrangements.

(b)	Exhibits.

Exhibit Number	Description of Exhibits
3.01(1)	Restated Certificate of Incorporation of the Registrant.

3.02(1)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.

3.03(1)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.

3.04(1)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.

3.05(2)	Amended and Restated By-laws of the Registrant.

10.01(3)	Employment Agreement between the Registrant and James Courter.

10.02(3)	Amendment to the Employment Agreement between the Registrant and James A. Courter.

10.03(4)	Amendment No. 2 to the Employment Agreement between the Registrant and James A. Courter.

10.04(4)	Amendment No. 3 to Employment Agreement, dated May 12, 2005, between IDT Corporation and James A. Courter.

10.05(5)	Amendment No. 4 to Employment Agreement, dated January 29, 2007, between IDT Corporation and James A. Courter.

10.06(6)	Amendment No. 5 to Employment Agreement, dated March 13, 2007, between IDT Corporation and James A. Courter.

10.07(7)	Employment Agreement between the Registrant and Howard S. Jonas.

10.08(4)	Amendment No. 1 to Employment Agreement, dated May 12, 2005, between IDT Corporation and Howard S. Jonas.

10.09(6)	Amendment No. 2 to Employment Agreement, dated March 13, 2007, between IDT Corporation and Howard S. Jonas.

10.10(8)	Amendment No. 1 to Securities Purchase Agreement, dated April 24, 2002, by and among the Registrant, UTCG Holdings LLC and Union Telecard Alliance, LLC.

Exhibit Number	Description of Exhibits

10.11(8)	Amended and Restated Operating Agreement of Union Telecard Alliance, LLC, dated April 24, 2002, by and among UTCG Holdings LLC, IDT Domestic-Union, LLC, the Registrant and Union Telecard Alliance, LLC.

10.12(8)	Amended and Restated Distribution Agreement, dated April 24, 2002, by and between IDT Netherlands, B.V. and Union Telecard Alliance, LLC.

10.13(9)	1996 Stock Option and Incentive Plan, as amended and restated, of IDT Corporation.

10.14(10)	2005 Stock Option and Incentive Plan of IDT Corporation, as amended.

10.15(11)	Purchase and Sale Agreement dated August 11, 2006, between Liberty Media Corporation (and its subsidiaries) and IDT Corporation (and TLL Dutch Holdings B.V.)

10.16(12)	Share Sale and Purchase Agreement, dated September 7, 2006, by and among IDT Dutch Holdings BV, IDT Corporation and Pipex Communications PLC.

14.1(6)	Code of Business Ethics and Conduct, Updated as of March 14, 2007

21.01*	Subsidiaries of the Registrant.

23.01*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* filed herewith.

  (1) Incorporated by reference to Form 10-Q for fiscal quarter ended January 31, 2007 filed March 12, 2007.

  (2) Incorporated by reference to Form 8-K, filed April 19, 2006.

  (3) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 2006, filed October 16, 2006.

  (4) Incorporated by reference to Form 8-K, filed May 16, 2005.

  (5) Incorporated by reference to Form 8-K, filed February 2, 2007.

  (6) Incorporated by reference to Form 8-K, filed March 16, 2007.

  (7) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 2002, filed June 14, 2002.

  (8) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 2002, filed October 29, 2002.

  (9) Incorporated by reference to Schedule 14A, filed November 3, 2004.

(10) Incorporated by reference to Schedule 14A, filed November 9, 2006.

(11) Incorporated by reference to Form 8-K, filed August 14, 2006.

(12) Incorporated by reference to Form 8-K, filed September 13, 2006.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT CORPORATION

By:	/s/ James A. Courter
James A. Courter Vice Chairman and Chief Executive Officer

Date:    October 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Howard S. Jonas Howard S. Jonas	Chairman of the Board and Director	October 15, 2007

/s/ James A. Courter James A. Courter	Vice Chairman, Chief Executive Officer and Director (Principal Executive Officer)	October 15, 2007

/s/ Marc J. Oppenheimer Marc J. Oppenheimer	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	October 15, 2007

/s/ Mitch Silberman Mitch Silberman	Chief Accounting Officer and Controller (Principal Accounting Officer)	October 15, 2007

/s/ Eric F. Cosentino Eric F. Cosentino	Director	October 15, 2007

/s/ James R. Mellor James R. Mellor	Director	October 15, 2007

/s/ Judah Schorr Judah Schorr	Director	October 15, 2007

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

Management has assessed the effectiveness of the Company’s internal controls over financial reporting as of July 31, 2007. Based on this assessment, we believe that the internal control over financial reporting of the Company is effective as of July 31, 2007. In connection with this assessment, there were no material weaknesses in the Company’s internal control over financial reporting identified by management.

The Company’s financial statements included in this Annual Report have been audited by Ernst & Young LLP, independent registered public accounting firm. Ernst & Young LLP has also issued an attestation report on the Company’s internal control over financial reporting.

/s/ James A. Courter

James A. Courter
Vice Chairman and Chief Executive Officer

/s/ Marc J. Oppenheimer

Marc J. Oppenheimer
Executive Vice President, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders

IDT Corporation

We have audited IDT Corporation’s (the “Company”) internal control over financial reporting as of July 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, IDT Corporation maintained, in all material respects, effective internal control over financial reporting as of July 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IDT Corporation as of July 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2007 and our report dated October 12, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Ernst & Young LLP

Metropark, New Jersey

October 12, 2007

IDT Corporatio n

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders

IDT Corporation

We have audited the accompanying consolidated balance sheets of IDT Corporation as of July 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IDT Corporation at July 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, IDT Corporation changed its method of accounting for stock-based compensation effective August 1, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of IDT Corporation’s internal control over financial reporting as of July 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 12, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Ernst & Young LLP

Metropark, New Jersey

October 12, 2007

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

July 31 (in thousands)	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$153,845	$119,109
Marketable securities	388,140	390,696
Trade accounts receivable, net of allowance for doubtful accounts of $19,654 at July 31, 2007 and $38,421 at July 31, 2006	171,780	185,125
Prepaid expenses	28,920	33,833
Other current assets	60,452	72,486
Assets of discontinued operations	—	436,905
TOTAL CURRENT ASSETS	803,137	1,238,154
Property, plant and equipment, net	251,318	292,152
Goodwill	101,515	105,577
Licenses and other intangibles, net	13,824	27,445
Investments	119,052	51,872
Other assets	78,465	47,639
TOTAL ASSETS	$1,367,311	$1,762,839
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$54,445	$82,327
Accrued expenses	288,017	260,087
Deferred revenue	112,757	134,286
Capital lease obligations—current portion	21,049	18,940
Notes payable—current portion	8,095	4,160
Other current liabilities	17,598	38,152
Liabilities of discontinued operations	—	141,860
TOTAL CURRENT LIABILITIES	501,961	679,812
Deferred tax liabilities, net	105,049	107,106
Capital lease obligations—long-term portion	23,401	32,122
Notes payable—long-term portion	82,847	90,370
Other liabilities	12,928	6,850
TOTAL LIABILITIES	726,186	916,260
Minority interests	10,963	43,227
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Common stock, $.01 par value; authorized shares—100,000; 25,075 and 25,075 shares issued and 14,996 and 15,178 shares outstanding at July 31, 2007 and 2006, respectively	251	251
Class A common stock, $.01 par value; authorized shares—35,000; 9,817 shares issued and outstanding at July 31, 2007 and 2006	98	98
Class B common stock, $.01 par value; authorized shares—200,000; 63,261 and 76,879 shares issued and 56,043 and 71,402 shares outstanding at July 31, 2007 and 2006, respectively	633	768
Additional paid-in capital	711,103	901,067
Treasury stock, at cost, consisting of 10,079 and 9,897 shares of common stock and 7,218 and 5,477 shares of Class B common stock at July 31, 2007 and 2006, respectively	(240,355)	(220,169)
Accumulated other comprehensive income	10,750	1,496
Retained earnings	147,682	119,841
TOTAL STOCKHOLDERS’ EQUITY	630,162	803,352
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,367,311	$1,762,839

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended July 31 (in thousands, except per share data)	2007	2006	2005
REVENUES	$2,012,739	$2,226,422	$2,221,985
COSTS AND EXPENSES:
Direct cost of revenues (exclusive of depreciation and amortization)	1,615,047	1,779,980	1,700,866
Selling, general and administrative (i)	501,658	556,161	533,076
Depreciation and amortization	80,011	87,422	93,631
Restructuring and impairment charges	33,404	23,646	34,212
TOTAL COSTS AND EXPENSES	2,230,120	2,447,209	2,361,785
Gain on sale of U.K.-based Toucan business	44,671	—	—
Loss from operations	(172,710)	(220,787)	(139,800)
Interest income, net	18,069	9,416	20,575
Other income, net	28,980	7,284	71,454
Loss from continuing operations before minority interests and income taxes	(125,661)	(204,087)	(47,771)
Minority interests	(10,180)	(16,177)	(2,639)
Provision for income taxes	(3,605)	(2,576)	(6,317)
Loss from continuing operations	(139,446)	(222,840)	(56,727)
Discontinued operations, net of tax:
(Loss) income from discontinued operations	(7,165)	(35,883)	12,913
Gain on sale of discontinued operations	205,235	80,069	—
Total discontinued operations	198,070	44,186	12,913
NET INCOME (LOSS)	$58,624	$(178,654)	$(43,814)
Earnings per share:
Basic and diluted:
Loss from continuing operations	$(1.70)	$(2.32)	$(0.58)
Total discontinued operations	$2.41	$0.46	$0.13
Net income (loss)	$0.71	$(1.86)	$(0.45)
Weighted-average number of shares used in calculation of basic and diluted earnings per share:	82,165	96,028	97,049
(i) Stock based compensation included in selling, general and administrative expense	$7,726	$21,521	$30,328

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE AT JULY 31, 2004	25,075	$251	9,817	$98	68,727	$687	$800,618	$(122,044)	$(13,795)	$19,909	$342,309	$1,028,033
Exercise of stock options, net of 42 shares issued from treasury	—	—	—	—	400	4	3,264	672	—	—	—	3,940
Issuance of shares of Class B common stock through employee stock purchase plan	—	—	—	—	165	2	1,974	—	—	—	—	1,976
Issuance of Class B common stock for acquisitions and exchanges	—	—	—	—	4,314	43	60,952	—	—	—	—	60,995
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(2,731)	—	—	—	(2,731)
Repurchases of common stock and Class B common stock through repurchase program	—	—	—	—	—	—	—	(15,610)	—	—	—	(15,610)
Stock based compensation	—	—	—	—	—	—	7,500	—	—	—	—	7,500
Restricted Class B common stock issued to employees	—	—	—	—	1,777	18	24,943	—	(24,961)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	19,713	—	—	19,713
Exchange of common stock and Class B common stock	—	—	—	—	534	5	7,972	(7,977)	—	—	—	—
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	—	—	—	(19,379)	—	(19,379)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(2,426)	—	(2,426)
Net loss for the year ended July 31, 2005	—	—	—	—	—	—	—	—	—	(43,814)	(43,814)	(43,814)

Comprehensive loss										(65,619)
BALANCE AT JULY 31, 2005	25,075	$251	9,817	$98	75,917	$759	$907,223	$(147,690)	$(19,043)	$(1,896)	$298,495	$1,038,197
Reclassification of deferred compensation upon adoption of FAS123 (R)	—	—	—	—	—	—	(19,043)	—	19,043	—	—	—
Exercise of stock options, net of 70 shares issued from treasury	—	—	—	—	321	3	1,856	1,035	—	—	—	2,894
Issuance of shares of Class B common stock through employee stock purchase plan	—	—	—	—	239	2	2,345	—	—	—	—	2,347
Acquisitions	—	—	—	—	—	—	1,115	—	—	—	—	1,115
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(3,914)	—	—	—	(3,914)
Repurchases of common stock and Class B common stock through repurchase program	—	—	—	—	—	—	—	(69,600)	—	—	—	(69,600)
Repurchase of options held by employees and consultants	—	—	—	—	—	—	(14,238)	—	—	—	—	(14,238)
Stock based compensation	—	—	—	—	—	—	21,813	—	—	—	—	21,813
Restricted Class B common stock issued to employees	—	—	—	—	402	4	(4)	—	—	—	—	—
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	—	—	—	1,665	—	1,665
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,727	—	1,727
Net loss for the year ended July 31, 2006	—	—	—	—	—	—	—	—	—	(178,654)	(178,654)	(178,654)

Comprehensive loss										(175,262)
BALANCE AT JULY 31, 2006	25,075	$251	9,817	$98	76,879	$768	$901,067	$(220,169)	$—	$1,496	$119,841	$803,352
Dividends declared ($0.375 per share)	—	—	—	—	—	—	—	—	—	—	(30,783)	(30,783)
Receipt of Class B common stock as part of the proceeds from the sale of IDT Entertainment	—	—	—	—	(14,948)	(149)	(208,880)	—	—	—	—	(209,029)
Exercise of stock options, net of 164 shares issued from treasury	—	—	—	—	654	7	3,418	2,336	—	—	—	5,761
Issuance of shares of Class B common stock through employee stock purchase plan	—	—	—	—	248	2	2,282	—	—	—	—	2,284
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(5,032)	—	—	—	(5,032)
Repurchases of common stock and Class B common stock through repurchase program	—	—	—	—	—	—	—	(17,490)	—	—	—	(17,490)
Stock based compensation	—	—	—	—	—	—	13,221	—	—	—	—	13,221
Restricted Class B common stock issued to employees	—	—	—	—	428	5	(5)	—	—	—	—	—
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	—	—	—	(680)	—	(680)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	9,934	—	9,934
Net income for the year ended July 31, 2007	—	—	—	—	—	—	—	—	—	58,624	58,624	58,624

Comprehensive income										67,878
BALANCE AT JULY 31, 2007	25,075	$251	9,817	$98	63,261	$633	$711,103	$(240,355)	$—	$10,750	$147,682	$630,162

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended July 31 (in thousands)	2007	2006	2005
OPERATING ACTIVITIES
Net income (loss)	$58,624	$(178,654)	$(43,814)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Net income from discontinued operations	(198,070)	(44,186)	(12,913)
Depreciation and amortization	80,011	87,422	93,631
Restructuring and impairment charges	10,933	13,121	19,975
Minority interests	10,180	16,177	2,639
Deferred tax liabilities	(1,991)	(5,648)	270
Provision for doubtful accounts	13,307	18,544	35,194
Net realized gains from sales of marketable securities and investments	(4,909)	(845)	(24,836)
Gain on sale of U.K.-based Toucan business	(44,671)	—	—
Interest in the equity of investments	(22,416)	—	—
Stock-based compensation	7,726	21,521	30,328
Change in assets and liabilities, net of effects from acquisitions/dispositions of businesses:
Trade accounts receivable	3,090	(47,295)	(40,784)
Other current assets and other assets	2,487	(2,950)	(18,761)
Trade accounts payable, accrued expenses, other current liabilities and other liabilities	4,142	17,489	3,459
Deferred revenue	(20,548)	(7,400)	5,409
Net cash (used in) provided by operating activities	(102,105)	(112,704)	49,797
INVESTING ACTIVITIES
Capital expenditures	(36,290)	(53,523)	(91,156)
Collection (issuance) of notes receivable, net	(64)	836	(14,042)
Investments and acquisitions, net of cash acquired	(49,159)	(103,351)	1,850
Proceeds from sales of discontinued operations, net of cash sold and transaction costs	260,591	129,308	—
Proceeds from sale of U.K.-based Toucan business, net of transaction costs	38,379	—	—
Purchase of debt portfolios	(78,443)	—	—
Principal collections and proceeds on resale of debt portfolios	28,070	—	—
Proceeds from sales and maturities of marketable securities	1,684,344	1,760,705	5,321,080
Purchases of marketable securities	(1,671,510)	(1,446,237)	(5,147,360)
Net cash provided by investing activities	175,918	287,738	70,372
FINANCING ACTIVITIES
Dividends paid	(30,783)	—	—
Distributions to minority shareholders of subsidiaries	(11,367)	(25,420)	(27,865)
Proceeds from exercise of stock options	5,761	2,894	3,993
Proceeds from employee stock purchase plan	2,284	2,347	1,976
Proceeds from borrowings	—	11,000	12,174
Proceeds from sale lease back transactions on capital leases	13,319	—	30,503
Repayments of capital lease obligations	(20,586)	(21,580)	(16,698)
Repayments of borrowings	(3,588)	(21,751)	(707)
Repurchase of stock options in tender offer	—	(15,829)	—
Cash and marketable securities restricted against letters of credit	—	—	3,241
Repurchases of common stock and Class B common stock	(22,522)	(73,514)	(14,660)
Net cash used in financing activities	(67,482)	(141,853)	(8,043)
DISCONTINUED OPERATIONS
Net cash used in operating activities	(20,261)	(130,339)	(53,617)
Net cash provided by (used in) investing activities	3,847	12,078	(67,897)
Net cash provided by financing activities	7,536	59,152	38,961
Net cash used in discontinued operations	(8,878)	(59,109)	(82,553)
Effect of exchange rate changes on cash and cash equivalents	5,200	5,161	209
Net increase (decrease) in cash and cash equivalents	2,653	(20,767)	29,782
Cash and cash equivalents (including discontinued operations) at beginning of year	151,192	171,959	142,177
Cash and cash equivalents (including discontinued operations) at end of year	153,845	151,192	171,959
Less cash and cash equivalents of discontinued operations at end of year	—	(32,083)	(8,069)
Cash and cash equivalents (excluding discontinued operations) at end of year	$153,845	$119,109	$163,890
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for interest	$9,512	$10,148	$3,677
Cash payments made for income taxes	$1,507	$6,729	$4,633
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Receipt of the Company’s Class B common stock and IDT Telecom shares as part of the proceeds from the sale of IDT Entertainment	$226,649	$—	$—
Receipt of marketable securities as part of the proceeds from the sale of Toucan	$7,851	$—	$—
Purchases of property, plant and equipment through capital lease obligations	$293	$3,856	$2,230
Issuance of liabilities for acquisitions	$1,300	$—	$3,850
Issuance of Class B common stock for acquisitions and exchanges	$—	$—	$60,995
Purchase of leasehold interests and property through debt	$—	$—	$68,334
Repurchases of common stock and Class B common stock through margin	$—	$—	$3,681

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

IDT Corporation (“IDT” or the “Company”) is a multinational holding company with operations that span several industries. Through its IDT Telecom subsidiary, the Company provides telecommunications services and products worldwide to retail and wholesale customers, including prepaid and rechargeable calling cards, consumer local and long distance service, prepaid wireless phone services, and wholesale carrier services. The Company’s IDT Energy segment operates an Energy Services Company, or ESCO, in New York State. The Company’s other operating segments that are not reportable individually, which collectively are called IDT Capital, include Ethnic Grocery Brands, a grocery distribution business; IDT Local Media, which is primarily comprised of CTM Brochure Display and WMET radio; IDT Carmel, the Company’s receivables portfolio management and collection businesses; IDT Spectrum, which holds a significant number of Federal Communications Commission (“FCC”) licenses for commercial fixed wireless spectrum in the United States; IDT Global Services, which is primarily comprised of call center operations; IDT Internet Mobile Group, which operates the Zedge websites and platform geared toward content for mobile devices and Zedge Studios, which is focused on creating and distributing proprietary and licensed content for traditional and internet/mobile distribution; and other smaller or early stage initiatives and operations, including certain real estate investments.

Basis of Consolidation and Accounting for Investments

The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. The consolidated financial statements include the Company’s controlled subsidiaries. In addition, the Company has not identified any variable interests in which the Company is the primary beneficiary. All significant intercompany accounts and transactions between the consolidated subsidiaries are eliminated. Investments in businesses that the Company does not control, but in respect of which the Company has the ability to exercise significant influence over operating and financial matters, are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method. Pursuant to the guidance in Emerging Issues Task Force (“EITF”) Topic D-46, Accounting for Limited Partnership Investments and EITF 03-16, Accounting for Investments in Limited Liability Companies, investments in pooled investment vehicles (including hedge funds) are accounted for using the equity method unless the Company’s interest is so minor that it has virtually no influence over operating and financial policies. Equity and cost method investments are included in “Investments” in the accompanying consolidated balance sheets. The Company periodically evaluates its equity and cost method investments for impairment due to declines considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, then a charge to earnings is recorded in “Other income, net” in the accompanying consolidated statements of operations, and a new basis in the investment is established.

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

Revenue Recognition

Traditional voice and voice over internet protocol (“VoIP”) telephony services are recognized as revenue when services are provided, primarily based on usage and/or the assessment of monthly fees. Revenue derived from sales of calling cards is deferred upon sale of the cards and are recognized as revenue when call usage of the cards occur and/or administrative fees are imposed, thereby reducing the Company’s outstanding obligation to the customer. Revenues from IDT Energy, the Company’s retail energy business, are recognized based on deliveries of power and natural gas to customers.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Direct Cost of Revenues

Direct cost of revenues at IDT Telecom consists primarily of termination costs, toll-free and payphone costs, and network costs—including customer/carrier interconnect charges and leased fiber circuit charges. Direct costs for IDT Energy consist primarily of the cost of gas and electricity sold. Also included in direct energy costs are scheduling costs, Independent System Operator, or ISO, fees, pipeline costs and utility service charges. Direct cost of revenues excludes depreciation and amortization expense.

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

Marketable Securities

The Company has investments in marketable securities that are considered “available-for-sale” under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses (net of income taxes) that are considered temporary in nature recorded in “Accumulated other comprehensive income (loss)” in the accompanying consolidated balance sheets. The fair values of the Company’s investments in marketable securities are determined based on market quotations. The Company periodically evaluates its investments in marketable securities for impairment due to declines in market value considered to be other than temporary. Such impairment evaluations include, in addition to persistent, declining market prices, general economic and company-specific evaluations. If the Company determines that a decline in market value is other than temporary, then a charge to earnings is recorded in “Other income, net” in the accompanying consolidated statements of operations and a new cost basis in the investment is established.

Property, Plant and Equipment

Equipment, buildings, computer software and furniture and fixtures are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives, which range as follows: equipment—5, 7 or 20 years; buildings—40 years; computer software—2, 3 or 5 years and furniture and fixtures—5, 7 or 10 years. Leasehold improvements are recorded at cost and are depreciated on a straight-line basis over the term of their lease or their estimated useful lives, whichever is shorter.

Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company tests the recoverability of its long-lived assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If the tests indicate that the carrying value of the asset is not recoverable and is greater than its fair value, then an impairment charge is recognized. Such charge consists of the amount by which the carrying value of such asset exceeds its fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such asset using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates.

Goodwill and Other Intangibles

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite lived intangible assets are not amortized. These assets are reviewed annually (or more frequently under various conditions) for impairment using a fair value approach. Intangible assets that do not have indefinite lives are amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144. Costs associated with obtaining the right to use trademark and patents owned by third parties are capitalized and amortized on a straight-line basis over the term of the trademark and patents licenses.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchased Debt Portfolios and Revenue Recognition

The Company purchases debt portfolios that have experienced deterioration of credit quality at a significantly lower price than their contractual amount. Upon acquisition of debt portfolios, static pools of accounts are established, which are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes external acquisition costs, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once accounts are established, they are not changed unless replaced, returned or sold.

The Company accounts for its purchased debt portfolios in accordance with Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 provides for recognition as income of the excess of the undiscounted collections expected at acquisition over the cost of the purchased debt. Income is recognized on a level-yield basis over the expected life of the debt (the “effective yield method”) based on the expected internal rate of return (“IRR”). Subsequent increases in cash flows expected to be collected are generally recognized prospectively through an increase to the IRR over the debt’s remaining life. Decreases in cash flows expected to be collected are recognized as impairment. Recognition of income under the effective yield method is dependent on having a reasonable expectation about the timing and amount of cash flows expected to be collected. The Company uses the cost recovery method to account for a portfolio if it cannot reasonably predict the timing and amount of collections from the portfolio. Under the cost recovery method, no income is recognized until the Company has fully collected the cost of the portfolio. In fiscal 2007, the Company’s first full year of operations in the debt acquisition business, the cost recovery method was primarily used as the Company was developing the experience necessary to reasonably predict the timing and amount of collections from the individual portfolios purchased. Income recognized on debt portfolios, including income from resale of portfolios, is included in “Revenues” in the consolidated statements of operations.

Derivative Instruments and Hedging Activities

The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that all derivative investments be recorded on the balance sheet at their respective fair values. The accounting for changes in the fair value (that is, gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.

IDT Energy supplies electricity and natural gas to its retail customers. The Company utilizes forward physical delivery contracts for a substantial amount of its purchases of electricity and natural gas. These physical delivery contracts are defined as commodity derivative contracts under SFAS No. 133. Using the exemption available for qualifying contracts under SFAS No. 133, the Company applies the normal purchase and normal sale accounting treatment to its forward physical delivery contracts. Accordingly, the Company recognizes revenue from customer sales as energy is delivered to retail customers, and the related energy under the forward physical delivery contract is recognized as direct cost of revenues when it is received from suppliers. In addition, IDT Energy enters into forward contracts designated as hedges against unfavorable fluctuations in electricity and gas prices. Such contracts do not qualify to be accounted for under hedge accounting in accordance with SFAS No. 133 and are recorded at fair value as a current asset or liability and any changes in fair value are recorded in “Direct cost of revenues” in the consolidated statements of operations.

The Company also enters into foreign exchange and commodity prices forward contracts, designated as economic hedges or as speculative, which do not qualify to be accounted for under hedge accounting in accordance with SFAS No. 133. These contracts are designed to minimize the effect of fluctuations in foreign currencies or to take advantage of market trends and fluctuations in commodity prices. Such contracts are recorded at fair value as a current derivative asset or liability and any changes in fair value are recorded in “Other income, net” in the consolidated statements of operations.

Advertising Expense

The majority of the Company’s advertising expense is for IDT Telecom’s Consumer Phone Services business and its wireless Mobile Virtual Network Operator business. Most of the advertisements are in print or television

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

media, with expenses recorded as they are incurred. In fiscal 2007, 2006 and 2005, advertising expense included in selling, general and administrative expenses was $25.7 million, $32.6 million and $34.3 million, respectively.

Research and Development Costs

Costs for the internal development of new software products and for substantial enhancements to existing software products to be sold are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. In fiscal 2007, 2006 and 2005, research and development costs included in selling, general and administrative expenses were $4.9 million, $11.8 million and $12.0 million, respectively.

Capitalized Internal Use Software Costs

The Company capitalizes the cost of internal-use software that has a useful life in excess of one year in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These costs consist of payments made to third parties and the salaries of employees working on such software development. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized internal use software costs are amortized on a straight-line basis over their estimated useful lives. Amortization expense relating to such capitalized software in fiscal 2007, 2006 and 2005 was $11.7 million, $9.0 million and $5.3 million, respectively. Unamortized capitalized internal use software costs at July 31, 2007 and 2006 were $21.5 million and $41.9 million, respectively.

Repairs and Maintenance

The Company charges the cost of repairs and maintenance, including the cost of replacing minor items not constituting substantial betterment, to selling, general and administrative expenses as these costs are incurred.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries denominated in foreign currencies are translated to U.S. Dollars at end-of-period rates of exchange, and their monthly results of operations are translated to U.S. Dollars at the average rates of exchange for that month. Gains or losses resulting from such foreign currency translations are recorded in “Accumulated other comprehensive income (loss)” in the accompanying consolidated balance sheets.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in its assessment of a valuation allowance. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change.

Commitments and Contingencies

The Company records and discloses commitments and contingencies in accordance with SFAS No. 5, Accounting for Contingencies, and related Interpretations. The Company accrues for loss contingencies when both (a) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and (b) the amount of loss can reasonably be estimated. When the Company accrues for loss contingencies and the reasonable estimate of the loss is within a range, the Company records its best estimate within the range. When no amount within the range is a better

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimate than any other amount, the Company accrues the minimum amount in the range. In accordance with SFAS No. 5, an estimated possible loss or a range of loss is disclosed when it is at least reasonably possible that a loss may have been incurred.

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

The following securities have been excluded from the dilutive earnings per share computation because the Company reported net losses from continuing operations for those years, and the impact of the assumed exercise of stock options, vesting of restricted stock and issuance of contingently issuable shares would have been anti-dilutive:

Year ended July 31 (in thousands)	2007	2006	2005
Stock options	7,639	6,669	15,468
Non-vested restricted stock	591	1,391	2,209
Contingently issuable shares	43	18	26
TOTAL	8,273	8,078	17,703

Stock-Based Compensation

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, as amended, until July 31, 2005, the Company accounted for its stock option plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and as such, generally recognized no compensation cost on grants of employee stock options. Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, using the modified-prospective transition method. Under that transition method, compensation cost recognized during the year ended July 31, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of August 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to August 1, 2005, based on the grant-date fair value estimated in accordance with SFAS No. 123(R). Results for prior periods have not been restated. In accordance with Staff Accounting Bulletin (“SAB”) No. 107 issued in March 2005, stock-based compensation is included in selling, general and administrative expense. In addition, when the Company adopted SFAS No. 123(R) on August 1, 2005, deferred compensation was reduced to zero with a corresponding decrease to additional paid in capital.

Taxes Collected from Customers and Remitted to Governmental Authorities

On February 1, 2007, the Company adopted EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF 06-3 provides guidance regarding accounting for certain taxes assessed by a governmental authority that are imposed on and concurrent with specific revenue-producing transactions between a seller and a customer. These taxes include, among others, Universal Service Fund (“USF”) charges, sales, use, value added and some excise taxes. The Company currently records USF charges that are billed to customers on a gross basis in its results of operations, and records other taxes and surcharges on a net basis. USF charges in the amount of $9.6 million, $8.9 million and $12.6 million in fiscal 2007, 2006 and 2005, respectively, were recorded on a gross basis.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Vulnerability Due to Certain Concentrations

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, marketable securities and trade accounts receivable. Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers in various geographic regions and industry segments comprising the Company’s customer base. No single customer accounted for more than 10% of consolidated revenues in fiscal 2007, 2006 or 2005. However, the Company’s five largest customers collectively accounted for 8.6%, 10.6% and 10.4% of its consolidated revenues in fiscal 2007, 2006 and 2005, respectively. This concentration of customers increases the Company’s risk associated with nonpayment by those customers. In an effort to reduce risk, the Company performs ongoing credit evaluations of its significant retail telecom, wholesale carrier and cable telephony customers. In addition, the Company often attempts to mitigate the credit risk related to specific wholesale carrier customers by also buying services from the customer in question, in order to create an opportunity to offset its payables and receivables and reduce its net trade accounts receivable exposure risk.

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

Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. At July 31, 2007 and 2006, the carrying value of the Company’s trade accounts receivable, other current assets, trade accounts payable, accrued expenses, deferred revenue, capital lease obligations—current portion and other current liabilities approximate fair value because of the short period of time to maturity. At July 31, 2007 and 2006, the carrying value of the long term portion of the Company’s notes payable and capital lease obligations approximate fair value as their contractual interest rates approximate market yields for similar debt instruments.

Recently Issued Accounting Standards and Standards Not Yet Adopted

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company was required to adopt FIN 48 on August 1, 2007. The Company will classify interest and penalties on income taxes as a component of income tax expense. The Company is currently evaluating the impact of the adoption of FIN 48 on its consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS 107, Disclosures about Fair Value of Financial Instruments. The Company is required to adopt SFAS 159 effective August 1, 2008 and is currently evaluating the impact of SFAS 159 on its consolidated financial statements.

Note 2—Acquisitions

Internet Mobile Group

In December 2006, the Company formed IDT Internet Mobile Group and acquired 90% of Norway-based Zedge.net, a social networking community for mobile users and provider of free mobile content, for cash of $2.1 million and an aggregate of $1.3 million to be paid in equal installments in December 2007 and December 2008. In addition, in December 2006 the Company invested $7.0 million in Zedge preferred shares. In June 2007, the Company acquired a controlling interest in IDW Publishing, an independent comics publisher, for $2.5 million, which is net of cash acquired of $1.6 million. These acquisitions were accounted for under the purchase method and accordingly in fiscal 2007, the Company recorded goodwill of $6.0 million that represented the excess purchase price paid over the fair value of the net assets acquired. The allocation of goodwill and intangible assets acquired was based on preliminary information and is subject to adjustment. The results of operations of Zedge and IDW Publishing were included in the consolidated results of operations since the dates of the acquisitions.

Net2Phone

On December 15, 2004, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), which was consummated on March 8, 2005, with certain subsidiaries of Liberty Media. Pursuant to the Merger Agreement, the Company acquired all of Liberty Media’s direct and indirect interests in Net2Phone in exchange for 3.75 million shares of IDT Class B common stock, with a fair market value of $56.1 million. Through this transaction, the Company increased its effective equity interest in Net2Phone from approximately 14.9% to approximately 40.9% and its aggregate voting power from approximately 31% to approximately 57.0%. The acquisition was accounted for under the purchase method and accordingly in fiscal 2005, the Company recorded a reduction in minority interests of $31.0 million and an increase to goodwill and other intangibles of $25.1 million of which $15.8 million was subsequently impaired (see Note 13).

On November 10, 2005, the Company commenced a tender offer for all outstanding shares of common stock of Net2Phone not owned by IDT or its affiliates, at a price of $2.05 per share. During the second quarter of fiscal 2006, the Company purchased 33.2 million shares of Net2Phone, which were validly tendered in the offer, for a total purchase price of $68.3 million. On March 13, 2006, the Company and Net2Phone consummated a merger transaction in which the Company acquired all remaining outstanding shares of Net2Phone. All previously outstanding shares of Net2Phone, other than shares held by the Company and its subsidiaries, were canceled and converted automatically into the right to receive $2.05 per share in cash for a total purchase price of $28.8 million. As a result of the merger, Net2Phone is a wholly owned subsidiary of the Company and the Net2Phone common stock is no longer publicly traded.

The above acquisitions of Net2Phone’s shares were accounted for under the purchase method and, accordingly in fiscal 2006, the Company recorded a reduction in minority interests of $38.4 million and an increase to goodwill and intangibles of $58.7 million, which represented the excess purchase price paid over the fair value of the additional interest in net assets acquired.

Note 3—Dispositions

Sale of IDT Entertainment

In the first quarter of fiscal 2007, the Company completed the sale of IDT Entertainment to Liberty Media for (i) 14.9 million shares of IDT Class B common stock and Liberty Media’s approximate 4.8% interest in IDT

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Telecom, (ii) $229.5 million in cash, subject to certain working capital adjustments, (iii) the repayment of $58.7 million of IDT Entertainment’s intercompany indebtedness payable to IDT and (iv) the assumption of all of IDT Entertainment’s existing indebtedness. The Company agreed to repay Liberty Media $9.5 million for working capital adjustments, of which $1.0 million was paid in fiscal 2007 and the remaining $8.5 million was paid in the first quarter of fiscal 2008. The Company is also eligible to receive additional consideration from Liberty Media based upon any appreciation in the value of IDT Entertainment over the five-year period following the closing of the transaction or a shorter period under specified circumstances (“Contingent Value”), equal to 25% of the excess, if any, of the net equity value of IDT Entertainment over $453 million. However, the Company would have to pay Liberty Media up to $3.5 million if the Contingent Value does not exceed $439 million. The Company retired the 14.9 million shares of its Class B common stock that were received from Liberty Media. The Company recognized a gain of $205.2 million in connection with the sale.

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

The sale met the criteria to be reported as a discontinued operation and accordingly, IDT Entertainment’s results of operations for all periods presented are classified as part of discontinued operations.

Sale of Corbina Telecom

On March 2, 2006, the Company completed the sale of its Russian telecom business, Corbina Telecom (“Corbina”), to a Moscow-based consortium of private equity investors, for net proceeds of $129.9 million in cash after banking and other transaction costs. Corbina operated a licensed full-service telecommunications business, offering a broad range of services throughout the 24 largest industrial areas in the Russian market. Corbina’s operational results were historically included in the Company’s Consumer Phone Services and Wholesale Telecommunications Services segments. The sale of Corbina met the criteria to be reported as a discontinued operation and, accordingly, Corbina’s results of operations for all periods presented are classified as part of discontinued operations. In fiscal 2006, the Company recognized a gain of $80.1 million in connection with the sale.

Significant Accounting Policies of Discontinued Operations

Revenues generated by IDT Entertainment relating to proprietary films were recognized in accordance with SOP 00-02, Accounting by Producers or Distributors of Films. Revenues from the theatrical release of feature films were recognized at the time of exhibition based on the Company’s participation in box office receipts. Revenues from television licensing were recognized when the film or program was completed in accordance with the terms of the arrangement, and was available for telecast. Revenues from film licensing to international territories was recognized when the film or program was completed in accordance with the terms of the arrangement, and was available to the distributor for exploitation. Revenues generated by IDT Entertainment relating to production services for third parties were recognized in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenues were recognized under the percentage of completion method, measured by the ratio of actual cost incurred to total estimated costs to complete. This method was used because management considered estimated costs to complete to be the best available measure of progress on these contracts. The majority of the Company’s production services contracts were either fixed price or cost-plus.

Revenues generated by IDT Entertainment from sale of videocassettes and DVDs were recognized, net of an allowance for estimated sales returns, on the later of the estimated receipt of the product by the customer or after any restrictions on sale by the customer terminated, and once all the conditions were met, in accordance with SFAS 48 and SOP 00-2. The allowance for sales returns, and the effect of sales returns on inventory and royalties, were estimated based on past experience and current trends that were expected to continue.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Direct cost of revenues at IDT Entertainment consisted primarily of (1) the manufacturing cost of videocassettes and DVDs sold, (2) the cost to pick, pack and ship videocassettes and DVDs, (3) royalty expenses, (4) costs incurred in connection with production services for third parties and (5) amortization of investments in films and television programs. Royalties were typically paid in advance to licensors for exclusive rights to distribute content on videocassettes and DVDs. Royalty advances were charged to expense as revenues were earned. Costs incurred in connection with production services for third parties were capitalized and subsequently amortized to cost of revenues at the time revenue was recognized. If production services costs were expected to exceed the corresponding anticipated revenue stream, then all costs incurred in excess of this revenue stream were expensed to cost of revenues when incurred.

The cost to create a master videocassette or DVD which was used to create the product to be sold were capitalized by title and charged to amortization expense generally over five years based on historical units sold in accordance with SOP 00-02. The carrying value of a master was reduced if future sales of the title were expected to decline.

Investment in films and television programs was stated at the lower of unamortized cost or estimated fair value on an individual film basis. Investment in films and television programs was amortized using the individual-film-forecast method, whereby the costs were charged to expense and participation and residual costs were accrued based on the proportion that current revenues from the films bear to an estimate of total revenues anticipated from all markets (ultimate revenue). Ultimate revenue estimates did not exceed ten years following the date of initial release or from the date of delivery of the first episode for episodic television series.

Costs of films in development or pre-production were charged to expense if the project was abandoned, or if the film had not been set for production within three years from the time of the first capitalized transaction.

The investment in films and television programs was reviewed for impairment on a title-by-title basis when an event or change in circumstances indicated that a film should be assessed. If the estimated fair value of a film was less than its unamortized cost, then the excess of unamortized cost over the estimated fair value was charged to expense.

Exploitation costs were charged to selling, general and administrative expense as incurred.

Summary Financial Data of Discontinued Operations

Revenues, income (loss) before income taxes and net (loss) income of IDT Entertainment and Corbina, which are included in discontinued operations, are as follows:

Year ended July 31, (in thousands)	2007	2006	2005
Revenues:
IDT Entertainment	$17,905	$181,376	$187,283
Corbina	—	43,766	59,305
	$17,905	$225,142	$246,588
(Loss) income before income taxes:
IDT Entertainment	$(6,995)	$(39,337)	$1,294
Corbina	—	7,107	17,200
	$(6,995)	$(32,230)	$18,494
Net (loss) income:
IDT Entertainment	$(7,165)	$(41,311)	$132
Corbina	—	5,428	12,781
	$(7,165)	$(35,883)	$12,913

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assets and liabilities of the discontinued operations are as follows:

At July 31, (in thousands)	2006
Assets
Current assets:
Cash and cash equivalents	$32,083
Marketable securities	28,586
Trade accounts receivable, net	26,495
Other current assets	76,260
Total current assets	163,424
Property, plant and equipment, net	14,898
Goodwill	57,238
Licenses and other intangibles, net	14,145
Investments	9,376
Other assets	177,824
Total assets of discontinued operations	$436,905
Liabilities
Current liabilities:
Trade accounts payable	$9,687
Accrued expenses	32,302
Deferred revenue	7,762
Capital lease obligations—current	252
Other current liabilities	1,077
Total current liabilities	51,080
Notes payable—long term portion	87,528
Capital lease obligations	1,689
Other long term liabilities	1,563
Total liabilities of discontinued operations	$141,860

Sale of Toucan

In the first quarter of fiscal 2007, the Company completed the sale of its United Kingdom-based consumer phone services business, Toucan, to Pipex Communications plc in exchange for $38.4 million in cash (including the assumption of intercompany obligations owed to IDT and its subsidiaries) and 43.2 million Pipex ordinary shares, which were later sold for $7.9 million. Toucan was launched in November 2003 and marketed local, long distance, broadband and wireless communications services in the United Kingdom. Pursuant to the terms of the agreement, Pipex assumed Toucan’s existing customer base and those employees supporting its operations. Toucan’s historical results of operations are included in the Company’s Consumer Phone Services segment. The Company provides Toucan with termination, call center and other support services. As a result of these continuing services, the sale did not meet the criteria to be reported as a discontinued operation. The Company’s results of operations for fiscal 2007, 2006 and 2005 included revenues generated by Toucan’s operations of $16.4 million, $69.1 million and $43.3 million, respectively, and loss from operations of $2.6 million, $18.3 million and $23.6 million, respectively. In fiscal 2007, the Company recognized a gain of $44.7 million in connection with the sale.

Note 4—Marketable Securities

The Company classifies all of its marketable securities as “available-for-sale” securities. Marketable securities, consisting primarily of U.S. Government Agency Obligations, corporate and other bonds and equity securities, are stated at market value, with unrealized gains and losses in such securities reflected, net of tax, in “Accumulated other comprehensive income (loss)” in the accompanying consolidated balance sheets. The Company intends to maintain a liquid portfolio to take advantage of investment opportunities. Therefore, all marketable securities are classified as “short-term.”

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of marketable securities:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
July 31, 2007:
Available-for-sale securities:
U.S. Government Agency Obligations	$211,512	$1	$(3,191)	$208,322
Corporate and other bonds	99,045	405	(639)	98,811
Equity securities	77,960	8,200	(5,153)	81,007
	$388,517	$8,606	$(8,983)	$388,140
July 31, 2006:
Available-for-sale securities:
U.S. Government Agency Obligations	$332,712	$18	$(9,348)	$323,382
Corporate and other bonds	17,730	5	(864)	16,871
Equity securities	39,951	11,873	(1,381)	50,443
	$390,393	$11,896	$(11,593)	$390,696

Proceeds from sales and maturities of available-for-sale securities and the gross realized gains (losses) that have been included in earnings as a result of those sales in fiscal 2007, 2006, and 2005 were $1,684.3 million and $4.9 million, $1,760.7 million and $(0.4) million, and $5,321.1 million and $3.6 million, respectively. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of marketable securities.

The contractual maturities of the Company’s available-for-sale U.S. Government Agency Obligations and corporate and other bonds at July 31, 2007 are as follows:

(in thousands)	Fair Value
Within one year	$54,916
After one year through five years	202,851
After five years through ten years	49,366
$307,133

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

The following available-for-sale securities are in an unrealized loss position for which other-than-temporary impairments have not been recognized:

(in thousands)	Unrealized Losses	Fair Value
July 31, 2007:
U.S. Government Agency Obligations	$3,191	$201,340
Corporate and other bonds	639	67,348
Equity securities	5,153	52,844
	$8,983	$321,532
July 31, 2006:
U.S. Government Agency Obligations	$9,348	$308,222
Corporate and other bonds	864	10,989
Equity securities	1,381	12,831
	$11,593	$332,042

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following available-for-sale marketable securities as of July 31, 2007 and 2006 have been in a continuous unrealized loss position for 12 months or longer:

(in thousands)	Unrealized Losses	Fair Value
July 31, 2007:
Available-for-sale securities:
U.S. Government Agency Obligations	$1,513	$81,557
July 31, 2006:
Available-for-sale securities:
U.S. Government Agency Obligations	$5,171	$147,571
Other marketable securities	640	1,947
	$5,811	$149,518

The Company concluded that the decline in the value of its marketable debt securities is temporary, since collection is probable and the Company has the ability and intent to hold these investments until the forecasted recovery of fair value up to the cost of the investments.

Note 5—Property, Plant and Equipment

Property, plant and equipment consists of the following:

July 31 (in thousands)	2007	2006
Equipment	$492,543	$451,641
Land and buildings	101,864	104,891
Computer software	77,972	73,035
Leasehold improvements	49,743	47,759
Furniture and fixtures	11,081	19,621
	733,203	696,947
Less accumulated depreciation and amortization	(481,885)	(404,795)
Property, plant and equipment, net	$251,318	$292,152

Fixed assets under capital leases were $84.5 million and $166.4 million at July 31, 2007 and 2006, respectively. The accumulated depreciation related to these assets under capital leases was $49.5 million and $125.4 million at July 31, 2007 and 2006, respectively. Depreciation of fixed assets under capital leases is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Depreciation and amortization expense of property, plant and equipment was $72.0 million, $78.4 million, and $87.4 million in fiscal 2007, 2006 and 2005, respectively.

Note 6—Goodwill, Licenses and Other Intangibles

In fiscal 2007, the Company recorded goodwill of $6.0 million in IDT Capital related to IDT Internet Mobile Group acquisitions (see Note 2). In fiscal 2006, the Company recorded goodwill of $52.2 million in its Prepaid Products and Wholesale Telecommunications Services segments as a result of the acquisition of additional equity interests in Net2Phone (see Note 2). In fiscal 2007, the Company recorded impairment charges of $1.6 million in IDT Capital related to goodwill. In the fourth quarter of fiscal 2007, the Company assessed the value, based on market quotes, of its Ethnic Grocery Brands (“EGB”) business and evaluated its financial performance. As a result of this analysis, the Company recorded impairment charges of $1.6 million on EGB’s goodwill, measured by the excess of the carrying amount of EGB’s goodwill over its implied fair value. In addition, based on this analysis, the Company recorded impairment charges of $5.8 million on EGB’s trademarks since the Company believes these intangible assets are not recoverable.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from July 31, 2005 to July 31, 2007:

(in thousands)	Prepaid Products	Consumer Phone Services	Wholesale Telecommunications Services	IDT Capital	IDT Energy	Corporate	Total
Balance as of July 31, 2005	$13,932	$—	$963	$31,750	$3,663	$499	$50,807
Acquisitions	46,584	—	5,742	5,164	—	—	57,490
Dispositions	—	—	—	(2,720)	—	—	(2,720)
Balance as of July 31, 2006	$60,516	$—	$6,705	$34,194	$3,663	$499	$105,577
Acquisitions	1,184	—	—	6,146	—	—	7,330
Dispositions	(7,905)	—	(902)	(1,033)	—	—	(9,840)
Impairments	—	—	—	(1,552)	—		(1,552)
Balance as of July 31, 2007	$53,795	$—	$5,803	$37,755	$3,663	$499	$101,515

The table below presents information on the Company’s licenses and other intangible assets:

(in thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
As of July 31, 2007

Intangible assets with indefinite life:
FCC licenses	Indefinite life	$5,841	$—	$5,841

Amortized intangible assets:
Core technology, patents and other intangible assets	3.3 years	26,110	(18,127)	7,983
Total licenses and other intangibles		$31,951	$(18,127)	$13,824
As of July 31, 2006

Intangible assets with indefinite life:
FCC licenses	Indefinite life	$5,841	$—	$5,841
Trademarks	Indefinite life	5,800	—	5,800
		11,641	—	11,641
Amortized intangible assets:
Core technology, patents and other intangible assets	3.3 years	32,822	(17,018)	15,804
Total licenses and other intangibles		$44,463	$(17,018)	$27,445

Amortization expense of licenses and other intangible assets was $8.0 million, $8.7 million, and $6.3 million in fiscal 2007, 2006 and 2005, respectively. The Company estimates that amortization expense of intangible assets with finite lives will be $5.1 million, $2.5 million, $0.3 million, and $0.1 million in fiscal 2008, fiscal 2009, fiscal 2010 and fiscal 2011, respectively.

Note 7—Purchases of Debt Portfolios

On January 9, 2007, FFPM Carmel Holdings I, LLC, which is 99% owned by the Company’s subsidiary IDT Carmel Portfolio Management, LLC and 1% owned by First Financial Portfolio Management, Inc. (“FFPM”), committed to purchase 12 monthly forward flow credit card debt portfolios from a major commercial bank. The total investment of the Company will depend on the size of the portfolios provided by the selling bank, to a maximum commitment of $125 million for the 12-monthly portfolios. As of July 31, 2007, the Company’s maximum remaining outstanding commitment was $52 million. FFPM manages the portfolios, subject to IDT Carmel Portfolio Management’s approval rights over major decisions. In fiscal 2007, IDT Carmel Portfolio Management purchased debt portfolios with a face value of $997.6 million for $78.4 million, including $57.3 million of credit card

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

debt through FFPM Carmel Holdings I, LLC. Also in fiscal 2007, IDT Carmel’s principal collections and proceeds on resale of debt portfolios totaled $28.1 million. The carrying value of the receivables in the portfolio management business as of July 31, 2007 was $51.1 million, of which $18.8 million is included in “Other current assets” and $32.3 million is included in “Other assets” in the accompanying consolidated balance sheet.

Note 8—Notes Payable

The Company’s notes payable consist of the following:

July 31 (in thousands)	2007	2006
$12.0 million secured term loan due April 2013	$8,625	$10,144
$7.2 million secured term loan due May 2035	6,654	6,912
$47.6 million senior secured loan	46,188	46,841
$13.6 million mezzanine secured loan	13,419	13,542
$11.0 million secured term loan due August 2015	10,741	10,884
Other	5,315	6,207
Total notes payable	90,942	94,530
Less current portion	(8,095)	(4,160)
Notes payable—long term portion	$82,847	$90,370

The estimated future principal payments for the notes payable as of July 31, 2007 are approximately as follows:

(in thousands)
Year ending July 31:
2008	$8,095
2009	2,956
2010	3,028
2011	3,588
2012	3,087
Thereafter	70,188
Total notes payable	$90,942

On April 28, 2005, the Company entered into a $12.0 million term loan payable over 8 years to finance the cost of a property used to house the Company’s international call center operations. The loan bears interest at LIBOR plus 1.05% and is payable in quarterly installments consisting of principal and interest beginning on July 28, 2005, with the last installment payable on April 28, 2013. The loan is secured by a mortgage on the property. The effective interest rate on July 31, 2007 was 6.41%.

On June 30, 2005, the Company entered into a $7.2 million term loan payable over 30 years to finance the cost of a property used to house the Company’s domestic call center operations. The loan bears interest at the three month LIBOR plus 1.00% and is payable in monthly installments consisting of principal and interest beginning on July 31, 2005, with the last installment payable on May 30, 2035. The loan is secured by a mortgage on the property. The effective interest rate on July 31, 2007 was 6.36%.

On August 26, 2005, the Company entered into an $11.0 million term loan payable over 10 years to finance the cost of two properties used to house the Company’s telecom network infrastructure. The loan bears interest at the rate of 5.60% per annum and is payable in monthly installments consisting of principal and interest beginning on October 1, 2005, with the last installment payable on August 1, 2015. The loan is secured by a mortgage on the two properties.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 18, 2005, the Company assumed the following two loans, which are secured by two mortgages on the leasehold interests: (i) $47.6 million senior loan payable over 15 years, requiring variable monthly payments of $0.3 million of principal and interest, at an effective interest rate of 5.90%, beginning on February 7, 2005, with a final balloon payment of $33.9 million due on January 13, 2020; and (ii) $13.6 million mezzanine loan payable over 15 years, requiring variable monthly payments of principal and interest at the annual rate of 6.65%, beginning on January 5, 2005, with the final payment due December 5, 2019.

Note 9—Income Taxes

Significant components of the Company’s deferred tax assets and deferred tax liabilities consist of the following:

July 31 (in thousands)	2007	2006
Deferred tax assets:
Bad debt reserve	$4,387	$6,479
Reserves	15,540	31,060
Exercise of stock options	3,045	2,604
Charitable contributions	23,515	18,772
Net operating loss	554,975	621,134
Other	9,088	7,030
Total deferred tax assets	610,550	687,079

Deferred tax liabilities:
Gain on sales of subsidiary stock	(90,879)	(90,879)
Unrecognized gain/loss on securities	(342,099)	(331,728)
Depreciation	(375)	(8,206)
Total deferred tax liabilities	(433,353)	(430,813)
Valuation allowance	(282,246)	(363,372)
NET DEFERRED TAX LIABILITIES	$(105,049)	$(107,106)

The provision for income taxes consists of the following for the years ended July 31:

(in thousands)	2007	2006	2005
Current:
Federal	$2,250	$—	$—
State and local	1,508	643	604
Foreign	(153)	1,933	5,713
	$3,605	$2,576	$6,317

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows for the years ended July 31:

(in thousands)	2007	2006	2005
U.S. federal income tax at statutory rate	$(47,544)	$(59,738)	$(11,170)
Valuation allowance	12,295	91,472	47,102
Foreign tax rate differential	37,170	(34,781)	(40,014)
Nondeductible expenses	176	6,763	9,795
Prior year tax benefit	—	(1,800)	—
State and local income tax, net of federal benefit	1,508	660	604
	$3,605	$2,576	$6,317

At July 31, 2007, the Company had federal and state net operating loss carryforwards of approximately $729 million. This carry-forward loss is available to offset future U.S. federal and state taxable income. The net operating loss carryforwards will start to expire in fiscal 2008, with fiscal 2007’s loss expiring in fiscal 2027. The Company also has foreign net operating losses of approximately $194 million, which will start to expire in fiscal 2011, and additional net operating losses of approximately $569 million from its Net2Phone subsidiary, which will expire through fiscal 2027. With the reacquisition of Net2Phone in March 2006, these losses will be limited under Internal Revenue Service (“IRS”) section 382 to approximately $7 million per year. In fiscal 2006, the IRS commenced an audit of the Company’s fiscal 2001, 2002, 2003 and 2004 federal tax returns that is still in process.

The Company has not recorded U.S. income tax expense for foreign earnings, as such earnings are permanently reinvested offshore. The cumulative undistributed foreign earnings are included in retained earnings in the Company’s consolidated balance sheets, and consisted of approximately $641 million at July 31, 2007. Upon distribution of these foreign earnings, the Company may be subject to U.S. income taxes and foreign withholding taxes, however, it is not practicable to determine the amount, if any, which would be paid.

Note 10—Stockholders’ Equity

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

In the first quarter of fiscal 2007, the Company retired the 14.9 million shares of IDT Class B common stock it received from Liberty Media in connection with the sale of IDT Entertainment to Liberty Media (see Note 3). The Company recorded a reduction in equity of $209.0 million as a result of the receipt of these shares.

Cash Dividend

On March 14, 2007, the Company’s Board of Directors authorized a cash dividend of $0.25 per share of IDT Corporation Common Stock, Class A Common Stock and Class B Common Stock. The $0.25 per share dividend in the aggregate amount of $20.6 million was paid on April 24, 2007 to shareholders of record at the close of business on March 27, 2007. In addition, on June 20, 2007, the Company’s Board of Directors authorized a cash dividend of $0.125 per share of IDT Corporation Common Stock, Class A Common Stock and Class B Common Stock. The $0.125 per share dividend in the aggregate amount of $10.2 million was paid on July 31, 2007 to shareholders of record at the close of business on July 23, 2007.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Treasury Stock

In June 2006, the Company’s Board of Directors authorized a stock repurchase program for the repurchase of up to an aggregate of 25 million shares of IDT Class B common stock and common stock, without regard to class. The Board of Directors also authorized the termination of the Company’s previous stock repurchase program, under which the Company had authority to purchase an additional 1.9 million shares of common stock and 11.7 million shares of Class B common stock. Through June 2006, under the Company’s previous stock repurchase program, the Company repurchased an aggregate of 6.4 million shares of common stock and Class B common stock for an aggregate purchase price of $79.3 million, of which $63.7 million occurred in fiscal 2006. In fiscal 2006, under the Company’s current stock repurchase program, the Company repurchased an aggregate of 0.4 million shares of common stock and Class B common stock for an aggregate purchase price of $5.9 million. In fiscal 2007, the Company repurchased an aggregate of 1.7 million shares of common stock and Class B common stock for an aggregate purchase price of $17.5 million. As of July 31, 2007, 22.9 million shares remained available for repurchase under the stock repurchase program.

During fiscal 2007, 2006 and 2005, 0.2 million shares, 0.1 million shares and less than 0.1 million, respectively, of the Company’s Class B common stock held in treasury were issued in connection with stock option exercises.

During fiscal 2007, 2006 and 2005, the Company acquired an aggregate of 0.4 million, 0.3 million and 0.2 million shares, respectively, of its Class B common stock held by certain of its employees for $5.0 million, $3.9 million and $2.7 million, respectively, to satisfy these employees’ tax withholding obligations in connection with the vesting of restricted stock awards.

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

Note 11—Stock Based Compensation

As a result of adopting SFAS No. 123(R) on August 1, 2005, the Company’s loss before income taxes, loss from continuing operations and net loss for the year ended July 31, 2006 was $5.3 million or $0.06 per share higher than if it had continued to account for share-based compensation under Opinion No. 25.

The Company does not currently recognize tax benefits resulting from tax deductions in excess of the compensation cost recognized because of federal and state net operating loss carryforwards available to offset future federal and state taxable income. Accordingly, the adoption of SFAS No. 123(R) did not have any impact on the Company’s consolidated statements of cash flows.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value based method of accounting provisions of SFAS No. 123 to stock-based employee compensation for the year ended July 31, 2005:

(in thousands, except per share data)	2005
Net loss, as reported	$(43,814)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects and minority interests	20,756
Deduct: Total stock-based employee compensation expense determined under the fair value based method of accounting for all awards, net of related tax effects and minority interests	(65,134)
Pro forma net loss	$(88,192)
Earnings per share:
Basic—as reported	$(0.45)
Basic—pro forma	$(0.91)
Diluted—as reported	$(0.45)
Diluted—pro forma	$(0.91)

Effective January 24, 2005, the Compensation Committee of the Company’s Board of Directors approved the acceleration of vesting of all then outstanding unvested options to purchase shares of the Company’s Class B common stock. The Company accelerated the vesting of the options in anticipation of the impact of SFAS No. 123(R). Options to purchase approximately 4.5 million shares of the Company’s Class B common stock became immediately exercisable on January 24, 2005, as a result of the acceleration. Generally, these options were scheduled to vest in annual installments over 3 years beginning on the first anniversary of their grant date. The primary purpose of the acceleration was to eliminate the impact of approximately $15.6 million of future compensation expense that the Company would otherwise recognize in its fiscal 2006 and fiscal 2007 consolidated statements of operations. This amount was instead reflected in the pro forma footnote disclosure for the year ended July 31, 2005, as permitted under the transitional guidance provided by the FASB.

On July 22, 2005, the Company modified the term of 0.7 million options held by the Company’s CEO, extending them for an additional ten years. As a result, the Company recorded additional stock-based compensation expense of $6.8 million during the year ended July 31, 2005.

Share-Based Compensation Plans

In September 2005, the Board of Directors of the Company approved and adopted, subject to shareholder approval, the Company’s 2005 Stock Option and Incentive Plan (the “Stock Option and Incentive Plan”) to provide incentives to executives, employees, directors and consultants of the Company. Incentives available under the Plan may include stock options, stock appreciation rights, limited rights, deferred stock units, and restricted stock. The number of shares of Class B common stock reserved for award under the Plan is 4.0 million shares and as of July 31, 2007, 0.7 million shares remain available for future grants.

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Option and share awards generally vest on a graded basis over three years of service and have ten-year contractual terms. Compensation cost is generally recognized using the accelerated method over the vesting period. The compensation cost that has been charged against income for the Company and its subsidiaries’ share-based compensation plans was $13.2 million, $21.5 million and $30.3 million for fiscal 2007, 2006, and 2005, respectively. No income tax benefits were recognized in the consolidated statements of operations for share-based compensation arrangements during fiscal 2007, 2006, and 2005.

The fair value of share-based payments are estimated on the date of the grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatility is based on historical volatility

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2007	2006	2005
ASSUMPTIONS
Average risk-free interest rate	4.71%	4.48%	3.64%
Expected dividend yield	4.4%	—	—
Expected volatility	26%	26%	36%
Expected term	5.2 years	5.0 years	3.8 years

Stock Options

A summary of stock option activity for the Company is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2006	6,669	$9.54
Granted	2,265	11.30
Exercised	(818)	7.34
Cancelled / Forfeited	(477)	13.85
OUTSTANDING AT JULY 31, 2007	7,639	$10.03	6.0	$9,363
EXERCISABLE AT JULY 31, 2007	5,620	$9.56	4.6	$9,363

The weighted-average grant-date fair value of options granted by the Company during fiscal 2007 and 2006 was $1.93 and $3.36, respectively. The total intrinsic value of options exercised during fiscal 2007 and 2006 was $4.4 million and $2.1 million, respectively.

Option Tender Offer

On February 1, 2006, the Company extended an offer to purchase from eligible option holders outstanding stock options to purchase shares of its Class B common stock, at a cash purchase price equal to $2.00 net per share underlying such options. As of February 1, 2006, there were outstanding options to purchase 15.1 million shares of the Company’s Class B common stock that were eligible to be tendered in the offer. The offer and withdrawal rights expired on May 22, 2006 and options to purchase 7.9 million shares had been tendered and accepted in the offer for a total purchase price of $15.8 million. All options accepted for payment were cancelled immediately upon expiration of the offer and are no longer exercisable. In connection with the purchase of the options the Company recorded compensation expense of $1.6 million and additional paid in capital of $14.2 million during fiscal 2006.

Restricted Stock

The fair value of nonvested shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s nonvested shares as of July 31, 2007 and changes in fiscal 2007 is presented below:

(in thousands)	Number of Nonvested Shares	Weighted- Average Grant- Date Fair Value
Nonvested shares at July 31, 2006	1,391	$15.91
Granted	520	12.50
Vested	(1,214)	14.61
Forfeited	(106)	14.63
Nonvested shares at July 31, 2007	591	$15.81

As of July 31, 2007 and 2006, there was $3.3 million and $9.2 million, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock option and incentive plans. The unrecognized compensation cost as of July 31, 2007 is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of shares vested in fiscal 2007 and 2006 was $15.6 million and $14.7 million, respectively. The total cost of non-vested shares granted by the Company that was recognized as compensation during fiscal 2007, 2006 and 2005 was $11.8 million, $13.2 million and $18.5 million, respectively.

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

The Company maintains an Employee Stock Purchase Plan (“ESPP”) which offers eligible employees of the Company the ability to purchase shares of the Company’s Class B common stock through payroll deductions, not to exceed fifteen percent of the participant’s base wages or salary for a pay period, at eighty-five percent of the lesser of (a) the fair market value of the Company’s Class B common stock on the offering date, as defined, or the fair market value of the Company’s Class B common stock on the second offering date, as defined, if the employee was not a participant on the offering date; or (b) the fair market value of the Company’s Class B common stock on the purchase date, as defined. Participant purchases of Class B common stock under the ESPP are limited to a fair market value of $25,000 or 2,000 shares of Class B common stock each calendar year. During fiscal 2007, 2006 and 2005, the Company received $2.3 million, $2.3 million and $2.0 million, respectively, in proceeds and issued 0.2 million, 0.2 million and 0.2 million shares, respectively, of the Company’s Class B common stock under the ESPP.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Accumulated Other Comprehensive Income (Loss)

The accumulated balances for each classification of comprehensive income (loss) were as follows (in thousands):

	Unrealized gain (loss) in available-for- sale securities	Foreign currency translation	Accumulated other comprehensive income (loss)
Balance at July 31, 2004	$18,017	$1,892	$19,909
Change during the period	(19,379)	(2,426)	(21,805)
Balance at July 31, 2005	(1,362)	(534)	(1,896)
Change during the period	1,665	1,727	3,392
Balance at July 31, 2006	303	1,193	1,496
Change during the period	(680)	9,934	9,254
BALANCE AT JULY 31, 2007	$(377)	$11,127	$10,750

Note 13—Restructuring and Impairment Charges

The Company’s restructuring and impairment charges consist of the following:

Year ended July 31 (in thousands)	2007	2006	2005
Prepaid Products
Severance and other restructuring	$5,822	$4,770	$2,334
Impairment	196	—	3,212
Consumer Phone Services
Severance and other restructuring	1,152	3,300	96
Wholesale Telecommunications Services
Severance and other restructuring	8,725	2,682	—
Impairment	—	—	12,551
IDT Energy—severance	31	15	—
IDT Capital
Severance and other restructuring	1,351	7,814	14,059
Impairment	7,986	740	1,960
Corporate—severance	8,141	4,325	—
TOTAL	$33,404	$23,646	$34,212

Towards the end of the third quarter of fiscal 2006, the Company initiated a company-wide restructuring and cost savings program to better align its infrastructure to its current business needs. As of July 31, 2007, this program resulted in the termination of approximately 880 employees, of which more than 270 were customer service related. These terminations resulted in approximately $25.0 million and $20.0 million in severance costs in fiscal 2007 and 2006, respectively.

IDT Telecom

In connection with the company-wide restructuring and cost savings program, IDT Telecom recorded severance related charges of $15.7 million and $4.6 million in fiscal 2007 and 2006, respectively.

In July 2005, the Company signed a long-term wholesale services agreement with Verizon Communications Inc. for local phone service, effective August 1, 2005, for Verizon to provide the Company with dial tone services or access to its local networks for a period of up to five years. However, the Company was not able to attract new customers at an economically feasible cost, and therefore halted marketing its local bundled phone service. As a result, during the third quarter of fiscal 2006, the Company made the decision to shut down its Newark call center eliminating the positions of more than 270 customer service personnel and recorded severance related charges of $3.4 million in fiscal 2006.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2006, after completion of the Net2Phone merger, the Company began the process of integrating Net2Phone’s operations and support functions to achieve synergies and costs savings. As a result, the Company eliminated certain positions and recorded severance related charges of $2.6 million in fiscal 2006.

During the fourth quarter of fiscal 2005, based on the then quoted market price of Net2Phone’s common stock, the Company recorded an impairment charge of $15.8 million to write-down the carrying value of goodwill originally recorded by IDT on its purchases of Net2Phone stock. In addition, in fiscal 2005, Net2Phone recorded $2.4 million of restructuring costs primarily for contract termination costs and employee separation costs.

IDT Capital

In May 2004, the Company announced a restructuring plan for its Winstar operation of IDT Spectrum, including the exit from its retail communications business, by ending the provision of switched services. As of November 1, 2004, all of IDT Spectrums’ commercial customers had found replacement services and were no longer on the Winstar network. The restructuring plan included reductions to IDT Spectrums’ workforce, real estate network and network connectivity, as well as the impairment of assets to their estimated net recoverable value. On January 19, 2006, the Company consummated the sale of its remaining Winstar operations, which consisted mostly of contracts for the provision of voice and data services to U.S. government customers. The sale of the business did not meet the criteria to be reported as a discontinued operation. With the disposition of the remaining government customers that were on Winstar’s network, the restructuring plan was completed.

In connection with the company-wide restructuring and cost savings program the Company decided to halt the build out of IDT Spectrum and eliminated the majority of IDT Spectrum’s workforce. IDT Spectrum recorded severance related charges of $1.1 million and $2.6 million in fiscal 2007 and 2006, respectively, relating to the company-wide restructuring and costs savings program.

As part of the May 2004 restructuring plan, the Company terminated leases and related connectivity on all the buildings on Winstar’s network. During fiscal 2005, the Company recorded real estate network reduction charges of $2.2 million and connectivity reduction charges of $9.5 million. During fiscal 2006, the Company recorded real estate network reduction and connectivity reduction charges of $1.5 million.

In fiscal 2007, impairment charges included $7.4 million relating to Ethnic Grocery Brands trademarks and goodwill.

In connection with the company-wide restructuring and cost savings program, other IDT Capital businesses recorded severance related charges of $0.3 million and $2.2 million in fiscal 2007 and 2006, respectively.

In fiscal 2005, impairment charges included $0.9 million relating to the write-off of leasehold improvements abandoned as a result of the relocation of a call center operations facility and $0.9 million relating to the write-off of goodwill.

Corporate

In connection with the company-wide restructuring and cost savings program, Corporate recorded severance related charges of $8.1 million and $4.3 million in fiscal 2007 and 2006, respectively.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reserve Summary

The following tables summarize the remaining reserve balances related to the Company’s restructuring activities (substantially all of which relates to workforce reductions):

(in thousands)	Balance at July 31, 2006	Charged to expense	Payments	Non-cash charges	Reserve adjustments	Balance at July 31, 2007
IDT Capital	$4,768	$9,337	$(5,285)	$(7,986)	$—	$834
IDT Telecom	8,647	15,895	(15,635)	(196)	—	8,711
IDT Energy	—	31	(31)	—	—	—
Corporate	1,629	8,141	(1,520)	—	—	8,250

TOTAL	$15,044	$33,404	$(22,471)	$(8,182)	$—	$17,795

(in thousands)	Balance at July 31, 2005	Charged to expense	Payments	Non-cash charges	Reserve adjustments	Balance at July 31, 2006
IDT Capital	$943	$8,554	$(3,989)	$(740)	$—	$4,768
IDT Telecom	2,472	10,752	(3,990)	(753)	166	8,647
IDT Energy	—	15	(15)	—	—	—
Corporate	—	4,325	(2,696)	—	—	1,629

TOTAL	$3,415	$23,646	$(10,690)	$(1,493)	$166	$15,044

Note 14—Other Income

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

On November 15, 2005, Altice notified Net2Phone that a third party had acquired a controlling interest in Altice, that the third party would not agree to be bound by all of Altice’s obligations under the Agreements, and that therefore, the Agreements were being terminated. As a result, Altice wired an $18.8 million buyout payment to Net2Phone. This amount is materially less than the predetermined buyout payment Net2Phone believes is required by the Agreements. Net2Phone has informed Altice and its third-party acquirer that the buyout provisions of the Agreements require an additional payment of approximately €25 million and that Net2Phone reserves its rights to all claims that may result from the termination. Net2Phone has initiated arbitration proceedings in accordance with the Agreements to achieve a satisfactory resolution of its claims. There can be no assurance that Net2Phone will receive any additional termination proceeds from Altice. On February 24, 2006, Altice filed an answer and counterclaim, which counterclaim was subsequently dismissed. The arbitration hearings were held at the end of June 2007 and the parties are waiting for a decision to be handed down.

In connection with the receipt of the $18.8 million payment from Altice, the Company recognized a gain of $7.9 million from the termination of the Agreements, which was classified within “Other income, net” in fiscal 2006.

Telefonica Settlement

On January 29, 2001, the Company filed a complaint against Telefonica S.A., Terra Networks, S.A., Terra Networks, U.S.A., Inc., and Lycos, Inc. in the United States District Court, District of New Jersey, relating to a joint venture the Company entered into with Terra Networks, S.A. in October 1999 and subsequently terminated in April 2000. On July 21, 2005, the parties settled this matter for a $44 million payment by Telefonica S.A., which was received by the Company and recorded in “Other income, net” in fiscal 2005.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Commitments and Contingencies

Legal Proceedings

On May 5, 2004, the Company filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. The Company alleged that the defendants breached a settlement agreement that they had entered into with the Company to resolve certain disputes and civil actions among the parties. The Company alleged that the defendants did not provide the Company, as required under the settlement agreement, free of charge and for the Company’s exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement) (“Wavelengths”) on a global undersea fiber optic network that TyCom Ltd. was deploying at that time. In June 2004, Tyco International (US) Inc. and Tyco Telecommunications (US) Inc. asserted several counterclaims against the Company, alleging that the Company breached the settlement agreement and is liable for damages for allegedly refusing to accept the defendants’ offer regarding the Wavelengths referenced in the settlement agreement and for making a public statement that Tyco failed to provide the Company with the use of its Wavelengths. The parties completed pre-trial discovery and each party filed motions for summary judgment. On July 11, 2007, the Court granted the Company’s motion for partial summary judgment on liability, and granted its motion for summary judgment on Tyco’s counterclaims.

On or about August 27, 2003, Aerotel, Ltd., Aerotel U.S.A., and Aerotel U.S.A., LLC (“Aerotel”) filed a complaint against the Company in the United States District Court, Southern District of New York, seeking damages for alleged infringement of a patent. The parties reached a settlement and pursuant to a stipulation of dismissal all claims and counterclaims have been dismissed. The settlement provides for a payment of $15 million in cash to Aerotel, which the Company paid in the first quarter of fiscal 2008, and making available to Aerotel calling cards or PINs over time with potential termination costs of up to $15 million, subject to certain other conditions. In connection with this settlement, the Company accrued an expense in the fourth quarter of fiscal 2007 that is included in the Prepaid Products segment’s selling, general and administrative expenses.

On March 29, 2004, D. Michael Jewett (“Jewett”), a former employee whose employment the Company terminated less than seven months after he was first hired, filed a complaint against the Company in the United States District Court, District of New Jersey, following his termination. The complaint alleges (i) violations of the New Jersey Anti-Racketeering Statute; (ii) violations of the New Jersey Conscientious Employee Protection Act (“CEPA”); (iii) violations of the New Jersey Law Against Discrimination (“LAD”); (iv) common law defamation; and (v) New Jersey common law intentional infliction of emotional distress. Jewett is seeking damages of $31 million, plus attorneys’ fees. The Court dismissed the Anti-Racketeering claim and a portion of the LAD claim; and narrowed the remaining claims described above. On January 25, 2006, Jewett filed an amended supplemental pleading which the Company moved to dismiss. Plaintiff opposed the Company’s motion. On September 11, 2007, Judge Chesler issued an order which dismissed the CEPA and LAD claims, without prejudice, against all individual defendants with the exception of Jewett’s direct supervisor. Judge Chesler also granted in part and denied in part the Company’s motion to dismiss the supplemental complaint. Judge Chesler dismissed plaintiff’s abuse of process and defamation claims with prejudice. However, the judge denied the motion to dismiss the count for Intentional Infliction of Emotional Distress. Plaintiff also sought leave to amend his complaint and supplemental complaint to add some additional claims, which was denied as well. The parties are engaged in discovery.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 1, 2006, the Company filed a complaint in the United States District Court for the District of New Jersey alleging that eBay, Inc., Skype Technologies SA, Skype, Inc. and several as of yet unidentified business entities (collectively, “Skype”) infringed patents owned by the Company. The Company’s complaint was amended to include claims for Skype’s alleged infringement of additional patents, all owned by the Company. The lawsuit seeks, among other things, an injunction enjoining Skype from infringing these patents and monetary damages in connection with Skype’s alleged infringement. Skype has answered the complaint and amended complaints, denying any liability with respect to the Company’s claims.

On March 8, 2007, IDT Telecom, Inc. and UTA filed a complaint and on April 2, 2007 an amended complaint in the United States District Court for the District of New Jersey against several prepaid calling card companies. The lawsuit alleges that the defendants are systematically falsely promising minutes in their voice prompts and other advertisements that consumers cannot obtain from the cards they have bought. The Company sought an injunction barring the defendants from continuing their false promises as well as money damages and asserts that the defendants have violated the federal Lanham Act as well as several states’ false advertising and deceptive trade practices statutes. The Company has settled with three of the defendant groups. On May 9, 2007, the judge in the case denied the Company’s motion for a preliminary injunction, which decision was affirmed by the Court of Appeals for the Third Circuit, and also denied motions to dismiss filed by all of the non-settling defendants who claimed that the Court lacked jurisdiction. The Company is continuing to pursue the case against the non-settling defendants.

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

The Company’s U.S. calling card business, which is included within the Prepaid Products segment, records accruals for various telecom regulatory agency fees including: Telecommunications Relay Services Fund (TRS), Federal Communications Commission (FCC) and Universal Service Fund (USF). As of July 31, 2007, the accrued expense balance for these fees was $42.7 million. This balance reflects what the Company believes at this time to be its liability for all such fees, given the methodologies used by the Universal Service Administration Corporation (USAC) for calculation of USF related fees, in its audit of the Company’s U.S. calling card business for calendar years 2000 through 2004, which was completed during fiscal 2006. The Company has filed an appeal related to the audit findings including the full amount of all assessment charges, and will vigorously contest the methodologies used in calculating these fees. On June 5, 2007, the Company was notified by the USAC that it intended to audit the Company’s Form 499-A filings for calendar years 2005 and 2006. The USAC’s audit remains ongoing as of the date of this Annual Report on Form 10-K.

Leases

The future minimum payments for capital and operating leases as of July 31, 2007 are approximately as follows:

(in thousands)	Operating Leases	Capital Leases
Year ending July 31:
2008	$19,334	$22,926
2009	12,095	14,416
2010	11,239	5,862
2011	11,318	4,671
2012	10,565	28
Thereafter	150,409	—
Total payments	$214,960	47,903
Less amount representing interest		(3,453)
Less current portion		(21,049)
Capital lease obligations—long-term portion		$23,401

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rental expense under operating leases was approximately $17.9 million, $17.2 million, and $19.6 million in fiscal 2007, 2006, and 2005, respectively. In addition, connectivity charges under operating leases were approximately $93.4 million, $114.3 million, and $131.9 million in fiscal 2007, 2006, and 2005, respectively.

The two buildings purchased on May 18, 2005 (See Note 8) are leased to two tenants under 15 year non-cancelable triple net leases beginning January 1, 2005 and ending December 31, 2019, with five consecutive 5 year renewals, at the tenant’s sole option. As of July 31, 2007, the aggregate cost and accumulated depreciation of these two buildings was $67.5 million and $3.9 million, respectively. The aggregate minimum annual base rents for both buildings range from $4.3 million to $7.6 million per year through December 31, 2019, as stipulated in the lease agreements. Upon each renewal term, the annual base rents will be increased to equal 95% of the then prevailing market rate per rental square foot of the premises, as defined in the lease agreements. In addition, the base rent payable during each lease year subsequent to a renewal term shall increase by 3% of the base rent payable for the immediately preceding year.

The future minimum rental incomes from the leasehold interests as of July 31, 2007 are approximately as follows:

(in thousands)	Rental Income
Year ending July 31:
2008	$5,890
2009	5,993
2010	6,035
2011	6,190
2012	6,351
Thereafter	52,582
Total	$83,041

Commitments

The Company has entered into purchase commitments of approximately $22.0 million as of July 31, 2007. In February 2005, the Company entered into a multi-year agreement to grant a telecommunications service provider the right to service certain of its domestic and international wireless traffic. Terms of the agreement are based on a minimum purchase of $75 million of services from the telecommunications service provider over the term of the agreement. As of July 31, 2007, the remaining balance was approximately $66 million that expires in October 2009.

As of July 31, 2007, FFPM Carmel Holdings I, LLC’s maximum remaining outstanding commitment to purchase monthly forward flow credit card debt portfolios was $52 million (see Note 7).

As of July 31, 2007, the Company has letters of credit outstanding totaling $75.2 million, substantially all of which expire in fiscal 2008 through fiscal 2010. Cash and cash equivalents of $2.4 million and $4.1 million that serve as collateral is restricted against such letters of credit, and is included in “Cash and cash equivalents” in the Company’s consolidated balance sheets as of July 31, 2007 and 2006, respectively. Also, current marketable securities of $76.3 million and $54.9 million is restricted primarily against letters of credit, and is included in “Marketable securities” in the Company’s consolidated balance sheets as of July 31, 2007 and 2006, respectively.

Note 16—Related Party Transactions

The Company made payments for food related expenses to a cafeteria then owned and operated by the son of the Company’s Chairman. During fiscal 2006, the cafeteria was sold to an unrelated third party. Such payments were less than $0.1 million (during the period of ownership by the son of the Chairman) and $1.0 million in fiscal 2006 and 2005, respectively. No such payments were made during fiscal 2007.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company provides certain connectivity and other services to Jonas Publishing, a publishing firm owned by the Company’s Chairman. Billings for such services were $0.3 million, $0.2 million and $0.3 million in fiscal 2007, 2006 and 2005, respectively. The net balance owed to the Company by Jonas Publishing was $0.3 million and $0.2 million as of July 31, 2007 and 2006, respectively.

The Company, through its CTM Brochure Display (CTM) subsidiary, distributes brochures for a distribution firm controlled by the Company’s Chairman. Billings by CTM for such distribution services were less than $0.1 million in each of fiscal 2007, 2006 and 2005. The distribution firm also distributes brochures for CTM. Billings to CTM for such services were $0.1 million in each of fiscal 2007, 2006 and 2005. The net balance owed to CTM by the distribution firm was none and less than $0.1 million as of July 31, 2007 and 2006, respectively.

The Company obtains insurance policies from several insurance brokers. Some of the policies were arranged through a company affiliated with individuals related to both the Chairman and the General Counsel of the Company. The aggregate premiums paid by the Company with respect to these policies in fiscal 2007, 2006 and 2005 were $1.6 million, $5.9 million and $3.9 million, respectively. The Company also paid premiums of $1.7 million, $1.1 million and $1.6 million in fiscal 2007, 2006 and 2005 to certain third party brokers that in turn shared commissions with respect to these premiums with the affiliated company. Other third party brokers wrote policies without the affiliated company receiving or sharing in any of the commissions. An outside insurance consultant reviews all insurance coverage of the Company to ensure that its insurance policies and their related costs are both necessary and reasonable.

The Chief Executive Officer and Vice-Chairman of the Company is a partner in the law firm of Courter, Kobert & Cohen, P.C., which has served as counsel to the Company since July 1996. Fees paid to this law firm by the Company were $0.5 million, $0.3 million and $0.1 million in fiscal 2007, 2006 and 2005, respectively.

James S. Gilmore, III, a former director of the Company who resigned in the second quarter of fiscal 2007, is a partner at the law firm of Kelly, Drye & Warren LLP, which serves as counsel to the Company. Fees paid to this law firm by the Company were less than $0.1 million, $0.8 million, and $0.9 million in fiscal 2007, 2006 and 2005, respectively.

On October 22, 2003, Net2Phone entered into an agreement with Liberty Cablevision of Puerto Rico, Inc., a wholly owned subsidiary of Liberty Media, to exclusively deploy and manage Liberty Cablevision of Puerto Rico’s residential cable telephony offering. Liberty Media was one of the Company’s significant shareholders until the second quarter of fiscal 2007. Net2Phone recorded revenues from Liberty Cablevision of Puerto Rico of $1.5 million in the first half of fiscal 2007, and $2.8 million and $1.8 million in fiscal 2006 and 2005, respectively.

The Company had loans outstanding to employees aggregating $0.2 million and $0.9 million as of July 31, 2007 and 2006, respectively, which are included within “Other current assets” in the accompanying consolidated balance sheets.

Note 17—Defined Contribution Plans

The Company maintains a 401(k) Plan (the “Plan”) available to all employees meeting certain eligibility criteria. The Plan permits participants to contribute up to 20% of their salary, not to exceed the limits established by the Internal Revenue Code. The Plan provides for discretionary matching contributions of 50%, up to the first 6% of compensation, to be invested in IDT Class B common stock. The discretionary matching contributions vest over five years. The Plan permits the discretionary matching contributions to be granted as of December 31 of each year. All contributions made by participants vest immediately into the participant’s account. In fiscal 2007, 2006 and 2005, the Company’s contributions to the Plan were $2.2 million, $2.1 million and $0.5 million, respectively. The Company’s common stock and Class B common stock are not investment options for the Plan’s participants.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18—Business Segment Information

The Company has the following four reportable business segments: Prepaid Products, Consumer Phone Services, Wholesale Telecommunications Services and IDT Energy. All other operating segments that are not reportable individually are collectively called IDT Capital. Prepaid Products, Consumer Phone Services and Wholesale Telecommunications Services comprise the IDT Telecom division. The operating results of these business segments are distinguishable and are regularly reviewed by the Company’s chief operating decision maker.

The primary changes in the Company’s operating segments from fiscal 2006 include: (1) bifurcation of the Retail Telecommunications Services segment into the Prepaid Products and Consumer Phone Services segments, (2) the integration of the VoIP segment into the Prepaid Products and Wholesale Telecommunications Services segments, (3) the breakout of IDT Energy as a reportable segment separate from IDT Capital, and (4) the Company’s subsidiary IDT Spectrum is no longer a reportable segment and is included in IDT Capital. To the extent possible, comparative historical business segment results have been reclassified to conform to the current business segment presentation, although these results may not be indicative of the results which would have been achieved had the business segment structure been in effect during those periods.

The Prepaid Products segment markets and sells prepaid and rechargeable calling cards and prepaid wireless phone services. The Consumer Phone Services segment provides consumer local and long distance services. The Wholesale Telecommunications Services business segment consists of wholesale carrier services provided to other telecommunications companies, cable telephony services and the Company’s sales channels for all products sold to wholesale customers. IDT Energy operates the Company’s Energy Services Company, or ESCO, in New York State. IDT Capital includes Ethnic Grocery Brands, its grocery distribution business; IDT Local Media, which is primarily comprised of CTM Brochure Display and WMET radio; IDT Carmel, its receivables portfolio management and collection businesses; IDT Spectrum, which holds a significant number of FCC licenses for commercial fixed wireless spectrum in the United States; IDT Global Services, which is primarily comprised of call center operations; IDT Internet Mobile Group, which operates the Zedge websites and platform geared toward content for mobile devices and Zedge Studios, which is focused on creating and distributing proprietary and licensed content for traditional and internet/mobile distribution; and other smaller or early stage initiatives and operations, including certain real estate investments.

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

(in thousands)	Prepaid Products	Consumer Phone Services	Wholesale Telecommunications Services	IDT Energy	IDT Capital	Corporate	Total
Year ended July 31, 2007
Revenues	$936,720	$148,773	$645,136	$190,751	$91,359	$—	$2,012,739
Operating (loss) income	(81,518)	69,852	(35,150)	11,398	(53,640)	(83,652)	(172,710)
Depreciation and amortization	44,213	1,987	24,457	124	6,936	2,294	80,011
Restructuring and impairment charges	6,018	1,152	8,725	31	9,337	8,141	33,404
Year ended July 31, 2006
Revenues	$1,194,926	$262,094	$597,727	$112,773	$58,902	$—	$2,226,422
Operating (loss) income	(35,562)	746	(54,898)	1,053	(68,838)	(63,288)	(220,787)
Depreciation and amortization	50,524	2,231	26,083	84	6,057	2,443	87,422
Restructuring and impairment charges	4,770	3,300	2,682	15	8,554	4,325	23,646
Year ended July 31, 2005
Revenues	$1,245,546	$333,774	$592,875	$12,047	$37,743	$—	$2,221,985
Operating income (loss)	28,086	21,271	(65,865)	(1,598)	(54,993)	(66,701)	(139,800)
Depreciation and amortization	55,800	2,417	26,409	33	6,817	2,155	93,631
Restructuring and impairment charges	5,546	96	12,551	—	16,019	—	34,212

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Consumer Phone Services segment’s income from operations in fiscal 2007 includes a gain of $44.7 million from the sale of the Company’s United Kingdom-based consumer phone services business, Toucan, to Pipex Communications plc in the first quarter of fiscal 2007 (see Note 3).

Total assets for each reportable segment are not provided because a significant portion of the Company’s assets are servicing multiple segments and the Company does not track such assets separately by segment.

Revenues from customers located outside of the United States represented approximately 31%, 31%, 27% of total revenues in fiscal 2007, 2006, and 2005, respectively, with no single foreign country representing more than 10% of total revenues. Western Europe represented 20%, 20%, and 19% of total revenues in fiscal 2007, 2006, and 2005, respectively. Revenues by country are determined based on the country where the customer is invoiced. Net long-lived assets and net total assets held outside of the United States, primarily in Western Europe, totaled approximately $48.0 million and $242.4 million, respectively, as of July 31, 2007, and $58.6 million and $355.6 million, respectively, as of July 31, 2006.

Note 19—Selected Quarterly Financial Data (Unaudited)

The table below presents selected quarterly financial data of the Company for its fiscal quarters for fiscal 2007 and 2006:

Quarter Ended (in thousands, except per share data)	Revenues	Direct cost of revenues	Loss (income) from operations	(Loss) income from continuing operations	Net (loss) income	(Loss) income per share —basic		(Loss) income per share —diluted
						From continuing operations	Net (loss) income	From continuing operations	Net (loss) income
2007:
October 31(a)	$522,326	$398,870	$26,285	$22,850	$213,920	$0.27	$2.51	$0.26	$2.43
January 31	512,500	411,369	(27,349)	(26,965)	(26,965)	(0.33)	(0.33)	(0.33)	(0.33)
April 30 (b)	485,356	395,654	(47,992)	(15,924)	(15,924)	(0.20)	(0.20)	(0.20)	(0.20)
July 31(c)	492,557	409,154	(123,654)	(119,407)	(112,407)	(1.47)	(1.38)	(1.47)	(1.38)
TOTAL	$2,012,739	$1,615,047	$(172,710)	$(139,446)	$58,624	$(1.70)	$0.71	$(1.70)	$0.71
2006:
October 31	$556,446	$432,066	$(33,108)	$(30,674)	$(27,924)	$(0.31)	$(0.28)	$(0.31)	$(0.28)
January 31	567,257	448,891	(57,308)	(56,438)	(55,636)	(0.59)	(0.58)	(0.59)	(0.58)
April 30(d)	547,218	469,992	(86,032)	(83,908)	(8,619)	(0.87)	(0.09)	(0.87)	(0.09)
July 31(e)	555,501	429,031	(44,339)	(51,820)	(86,475)	(0.55)	(0.91)	(0.55)	(0.91)
TOTAL	$2,226,422	$1,779,980	$(220,787)	$(222,840)	$(178,654)	$(2.32)	$(1.86)	$(2.32)	$(1.86)

(a) Included in income from operations is a gain on sale of U.K.-based Toucan business of $41.8 million. Included in net income is a gain on sale of discontinued operations (IDT Entertainment) of $198.2 million.

(b) Included in loss from continuing operations is other income of $18.6 million from investments in pooled investment vehicles.

(c) Included in loss from operations are restructuring and impairment charges of $25.3 million. Included in net loss is additional gain on sale of discontinued operations (IDT Entertainment) of $7.0 million.

(d) Included in direct cost of revenues is a $48.1 million accrual for various telecom regulatory agency fees. Included in net loss is a gain on sale of discontinued operations (Corbina) of $80.1 million.

(e) Included in net loss is $34.1 million in losses of IDT Entertainment which is classified as a discontinued operation.

IDT CORPORATION

SCHEDULE II

FINANCIAL STATEMENT SCHEDULE—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at beginning of period	Additions charged to costs and expenses	Deductions(1)	Balance at end of period
2007
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$38,421	$13,307	$(32,074)	$19,654
2006
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$40,257	$18,544	$(20,380)	$38,421
2005
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$40,253	$35,617	$(35,613)	$40,257

(1) Uncollectible accounts written off, net of recoveries. Fiscal 2007 deductions also include $6.1 million from the sale of our U.K.-based Toucan business.