Form 10-Q
period 2007-10-31
IDT CORP
filed 2007-12-10
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of December 1, 2007, the registrant had the following shares outstanding:

Common Stock, $.01 par value:	14,996,273 shares outstanding (excluding 10,078,587 treasury shares)
Class A common stock, $.01 par value:	9,816,988 shares outstanding
Class B common stock, $.01 par value:	50,909,991 shares outstanding (excluding 12,371,786 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

IDT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2007	July 31, 2007
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$136,497	$153,845
Marketable securities	267,644	388,140
Trade accounts receivable, net of allowance for doubtful accounts of $20,655 at October 31, 2007 and $19,654 at July 31, 2007	146,622	171,780
Arbitration award receivable	40,000	—
Prepaid expenses	28,782	28,920
Other current assets	74,263	60,452

Total current assets	693,808	803,137
Property, plant and equipment, net	241,542	251,318
Goodwill	101,719	101,515
Licenses and other intangibles, net	12,387	13,824
Investments	137,986	119,052
Deferred income tax assets, net	218,468	—
Other assets	97,492	78,465

Total assets	$1,503,402	$1,367,311

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$60,252	$54,445
Accrued expenses	238,487	288,017
Deferred revenue	113,124	112,757
Capital lease obligations—current portion	20,246	21,049
Notes payable—current portion	4,167	8,095
Other current liabilities	13,491	17,598

Total current liabilities	449,767	501,961
Income taxes payable	345,803	—
Deferred income tax liabilities, net	—	105,049
Capital lease obligations—long-term portion	20,239	23,401
Notes payable—long-term portion	82,185	82,847
Other liabilities	13,985	12,928

Total liabilities	911,979	726,186
Minority interests	10,749	10,963
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Common stock, $.01 par value; authorized shares—100,000; 25,075 shares issued and 14,996 shares outstanding at October 31, 2007 and July 31, 2007	251	251
Class A common stock, $.01 par value; authorized shares—35,000; 9,817 shares issued and outstanding at October 31, 2007 and July 31, 2007	98	98
Class B common stock, $.01 par value; authorized shares—200,000; 63,282 and 63,261 shares issued at October 31, 2007 and July 31, 2007, respectively; 51,169 and 56,043 shares outstanding at October 31, 2007 and July 31, 2007, respectively	633	633
Additional paid-in capital	712,533	711,103
Treasury stock, at cost, consisting of 10,079 and 10,079 shares of common stock and 12,113 and 7,218 shares of Class B common stock at October 31, 2007 and July 31, 2007, respectively	(278,545)	(240,355)
Accumulated other comprehensive income	11,061	10,750
Retained earnings	134,643	147,682

Total stockholders’ equity	580,674	630,162

Total liabilities and stockholders’ equity	$1,503,402	$1,367,311

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended October 31,
	2007	2006
	(In thousands, except per share data)
Revenues	$468,054	$522,326
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	366,464	398,870
Selling, general and administrative (i)	117,686	113,811
Depreciation and amortization	17,819	20,033
Restructuring and severance charges	1,743	5,080

Total costs and expenses	503,712	537,794
Arbitration award	40,000	—
Gain on sale of U.K.-based Toucan business	—	41,753

Income from operations	4,342	26,285
Interest income, net	2,378	3,603
Other income (expense), net	4,521	(1,786)

Income from continuing operations before minority interests and income taxes	11,241	28,102
Minority interests	(626)	(3,718)
Provision for income taxes	(3,835)	(1,534)

Income from continuing operations	6,780	22,850
Discontinued operations, net of tax:
Loss from discontinued operations	—	(7,165)
Gain on sale of discontinued operations	—	198,235

Total discontinued operations	—	191,070

Net income	$6,780	$213,920

Earnings per share:
Basic:
Income from continuing operations	$0.09	$0.27
Total discontinued operations	—	2.24

Net income	$0.09	$2.51

Weighted-average number of shares used in calculation of basic earnings per share	79,624	85,132

Diluted:
Income from continuing operations	$0.08	$0.26
Total discontinued operations	—	2.17

Net income	$0.08	$2.43

Weighted-average number of shares used in calculation of diluted earnings per share	80,228	88,062

(i) Stock-based compensation included in selling, general and administrative expenses	$1,430	$1,713

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended October 31,
	2007	2006
	(In thousands)
Net cash used in operating activities	$(55,397)	$(15,185)
Investing activities
Capital expenditures	(9,175)	(10,073)
Collection of notes receivable, net	413	561
Investments and acquisitions	(11,947)	(373)
Proceeds from sale of building	5,388	—
Proceeds from sale of IDT Entertainment, net of cash sold and transaction costs	—	261,604
Proceeds from sale of U.K.-based Toucan business, net of transaction costs	—	38,380
Purchase of debt portfolios	(36,871)	(6,416)
Principal collections and proceeds from resale of debt portfolios	6,927	4,078
Proceeds from sales and maturities of marketable securities	419,912	266,708
Purchases of marketable securities	(293,891)	(370,208)

Net cash provided by investing activities	80,756	184,261
Financing activities
Distributions to minority shareholders of subsidiaries	(1,088)	(4,245)
Proceeds from exercises of stock options	—	1,119
Proceeds from borrowings	—	1,283
Repayments of capital lease obligations	(4,538)	(5,937)
Repayments of borrowings	(681)	(631)
Repurchases of common stock and Class B common stock	(38,190)	(851)

Net cash used in financing activities	(44,497)	(9,262)
Discontinued operations
Net cash used in operating activities	—	(20,261)
Net cash provided by investing activities	—	3,847
Net cash provided by financing activities	—	7,536

Net cash used in discontinued operations	—	(8,878)
Effect of exchange rate changes on cash and cash equivalents	1,790	62

Net (decrease) increase in cash and cash equivalents	(17,348)	150,998
Cash and cash equivalents, beginning of period	153,845	151,192 (*)

Cash and cash equivalents, end of period	$136,497	$302,190

Supplemental schedule of non-cash investing and financing activities
Receipt of the Company’s Class B common stock and IDT Telecom shares as part of the proceeds from the sale of IDT Entertainment	$—	$226,649

Receipt of marketable securities as part of the proceeds from the sale of U.K.-based Toucan business	$—	$7,851

(*)	Includes cash and cash equivalents of discontinued operations of $32.1 million as of July 31, 2006.

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2008. The balance sheet at July 31, 2007 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2007, as filed with the U.S. Securities and Exchange Commission.

The Company records Universal Service Fund (“USF”) charges that are billed to customers on a gross basis in its results of operations, and records other taxes and surcharges on a net basis. USF charges in the amount of $1.1 million and $3.6 million in the three months ended October 31, 2007 and 2006, respectively, were recorded on a gross basis.

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2008 refers to the fiscal year ending July 31, 2008).

Note 2—Income Taxes

Effective August 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 resulted in a one-time decrease in the opening balance of retained earnings of $19.8 million. In addition, the adoption included a reduction in deferred tax liabilities of $323.6 million and a corresponding increase in non-current income tax payable.

As of August 1, 2007, the Company had unrecognized tax benefits of $296.6 million that if recognized would have a favorable impact on the Company’s effective tax rate. The Company does not anticipate any significant increase or decrease in its unrecognized tax benefits within the next twelve months. The Company believes it has adequately provided for all tax positions, however amounts asserted by taxing authorities could be greater than the accrued amounts. Accordingly, additional tax provisions may be recorded in the future as revised estimates are made or the underlying matters are settled or resolved.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company classifies interest and penalties on income taxes as a component of income tax expense. As of August 1, 2007, accrued interest relating to the unrecognized tax benefits was $46.8 million. In the three months ended October 31, 2007, the Company recorded additional interest of $2.4 million. As of October 31, 2007, accrued interest relating to the unrecognized tax benefits was $49.2 million.

In fiscal 2006, the Internal Revenue Service (“IRS”) commenced an audit of the Company’s fiscal 2001, 2002, 2003 and 2004 federal tax returns that is still in process. Should an assessment by the IRS result from the audit, the Company may be liable for income taxes, interest and penalties, which could have an adverse effect on the Company’s results of operations, cash flows and financial condition. The Company currently remains subject to examinations of its tax returns as follows: U.S. federal tax returns for fiscal 2005 and 2006, state and local tax returns generally for fiscal 2001 to 2006 and foreign tax returns generally for fiscal 2002 to 2006.

Note 3—Arbitration Award

On November 26, 2007, the Company announced that its Net2Phone Cable Telephony subsidiary, which is included in its Wholesale Telecommunications Services segment, was awarded approximately €23 million, plus interest from November 2005, in an arbitration proceeding against Altice One S.A. and certain of its affiliates. The arbitration proceeding related to Altice’s termination of cable telephony license agreements Net2Phone had entered into in November 2004. The Company recorded a gain of $40.0 million for this arbitration award, including accrued interest, in the three months ended October 31, 2007.

Note 4—Purchased Debt Portfolios

The Company accounts for investments in purchased debt portfolios using the effective yield method for substantially all of its debt portfolios, since the Company believes it has sufficient experience to reasonably predict the timing and amount of collections. In fiscal 2007, the Company’s first full year of operations in the debt acquisition business, the cost recovery method was primarily used as the Company was developing the experience necessary to reasonably predict the timing and amount of collections from the individual portfolios purchased. Under the cost recovery method, no income is recognized until the Company has fully collected the cost of the portfolio.

The change in the carrying value of the purchased debt portfolios is as follows:

Three Months Ended October 31, 2007
(in thousands)
Balance, beginning of period	$51,112
Purchases of debt portfolios	36,871
Collections	(15,545)
Proceeds from portfolio sales applied to carrying value	(638)
Impairments	(84)
Revenue recognized	9,341

Balance, end of period	81,057
Less current portion included in other current assets	(30,503)

Long term portion included in other assets	$50,554

As of October 31, 2007, the original undiscounted contractual amount less collections since acquisition was $1.4 billion.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three months ended October 31, 2007, debt portfolios were purchased with a face value of $412.2 million for $36.9 million. The estimated cash flows expected to be collected at the date of acquisition for these portfolios was approximately $69.0 million.

Purchases during the three months ended October 31, 2007 include $0.7 million for debt portfolios accounted for using the cost recovery method. As of October 31, 2007, the carrying value of debt portfolios accounted for using the cost recovery method was $2.0 million.

Accretable yield represents the amount of revenue expected over the remaining life of the investment in purchased debt portfolios. The change in accretable yield for the debt portfolios accounted for using the effective yield method is as follows:

Three Months Ended October 31, 2007
(in thousands)
Balance, beginning of period	$56,963
Additions	31,444
Revenue recognized	(8,483)

Balance, end of period	$79,924

In January 2007, FFPM Carmel Holdings I, LLC, which is 99% owned by the Company’s subsidiary IDT Carmel Portfolio Management, LLC and 1% owned by First Financial Portfolio Management, Inc., committed to purchase 12 monthly forward flow credit card debt portfolios during calendar 2007 from a major commercial bank. The total investment will depend on the size of the portfolios provided by the selling bank, to a maximum commitment of $125 million for the 12-monthly portfolios. As of October 31, 2007, the maximum remaining outstanding commitment was $20.1 million.

Note 5—Sale of IDT Entertainment

In the first quarter of fiscal 2007, the Company completed the sale of IDT Entertainment to Liberty Media Corporation for (i) 14.9 million shares of IDT Class B common stock and Liberty Media’s approximate 4.8% interest in IDT Telecom, (ii) $220.0 million in cash, net of certain working capital adjustments, (iii) the repayment of $58.7 million of IDT Entertainment’s intercompany indebtedness payable to IDT and (iv) the assumption of all of IDT Entertainment’s existing indebtedness. The Company is also eligible to receive additional consideration from Liberty Media based upon any appreciation in the value of IDT Entertainment over the five-year period following the closing of the transaction or a shorter period under specified circumstances (“Contingent Value”), equal to 25% of the excess, if any, of the net equity value of IDT Entertainment over $453 million. However, the Company would have to pay Liberty Media up to $3.5 million if the Contingent Value does not exceed $439 million. The Company recognized a gain of $205.2 million in fiscal 2007 in connection with the sale, of which $198.2 million was recognized in the three months ended October 31, 2006.

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

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The sale met the criteria to be reported as a discontinued operation and, accordingly, IDT Entertainment’s results of operations for all periods presented are classified as part of discontinued operations.

Summary Financial Data of Discontinued Operations

Revenues, loss before income taxes and net loss of IDT Entertainment included in discontinued operations is as follows:

Three months ended October 31, 2006
(in thousands)
Revenue	$17,905

Loss before income taxes	$(6,995)

Net loss	$(7,165)

Note 6—Sale of Toucan

In the first quarter of fiscal 2007, the Company completed the sale of its United Kingdom-based consumer phone services business, Toucan, to Pipex Communications plc in exchange for $38.4 million in cash (including the assumption of intercompany obligations owed to IDT and its subsidiaries) and 43.2 million Pipex ordinary shares, which were later sold for $7.9 million. Toucan was launched in November 2003 and marketed local, long distance, broadband and wireless communications services in the United Kingdom. Pursuant to the terms of the agreement, Pipex assumed Toucan’s existing customer base and those employees supporting its operations. The Company provides Toucan with termination, call center and other support services. As a result of these continuing services, the sale did not meet the criteria to be reported as a discontinued operation. Toucan’s historical results of operations are included in the Company’s Consumer Phone Services segment. The Company’s results of operations for the three months ended October 31, 2006 included revenues generated by Toucan’s operations of $16.4 million and loss from operations of $2.6 million. The Company recognized a gain of $44.7 million in fiscal 2007 in connection with the sale, of which $41.8 million was recognized in the three months ended October 31, 2006.

Note 7—Stock Repurchases

In June 2006, the Company’s Board of Directors authorized a stock repurchase program for the repurchase of up to an aggregate of 25 million shares of the Company’s Class B common stock and common stock, without regard to class. In the three months ended October 31, 2007, the Company repurchased an aggregate of 4.9 million shares of Class B common stock for an aggregate purchase price of $38.2 million. As of October 31, 2007, 18.0 million shares remain available for repurchase under the stock repurchase program.

On October 24, 2007, the Company’s Board of Directors authorized the Company to enter into a Rule 10b5-1 plan to facilitate further repurchases of its Class B common stock and common stock within its stock repurchase program. The Rule 10b5-1 plan, which was effective on November 5, 2007 and expires upon the re-opening of the trading window under the Company’s insider trading policy occurring on or after December 16, 2007, covers up to the total number of shares that remain available for repurchase under the stock repurchase program. A Rule 10b5-1 plan allows the Company to execute trades during periods when it would ordinarily not be permitted to do so because it may be in possession of material non-public information, because of insider trading laws or because of self-imposed trading blackout periods. A broker chosen by the Company will have the

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

authority, under the price, terms and limitations set forth in the Rule 10b5-1 plan, to repurchase shares on the Company’s behalf. Because the repurchases under the Rule 10b5-1 plan will be tied to certain share prices, there is no guarantee as to the exact number of shares that will be repurchased under the plan, or that there will be any repurchases at all pursuant to the plan.

Note 8—Earnings Per Share

The Company computes earnings per share under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, whereby basic earnings per share is computed by dividing net income attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share, except that the number of shares is increased to include non-vested restricted stock and to assume exercise of potentially dilutive stock options and contingently issuable shares using the treasury stock method, unless the effect of such increase is anti-dilutive.

The following table is a reconciliation of the weighted average number of shares used in computing basic and diluted earnings per share:

	Three Months Ended October 31,
	2007	2006
	(In thousands)
Weighted-average number of shares used in calculation of basic earnings per share	79,624	85,132
Effect of dilutive securities:
Stock options	336	2,168
Non-vested restricted stock	255	756
Contingently issuable shares	13	6

Weighted-average number of shares used in calculation of diluted earnings per share	80,228	88,062

In the three months ended October 31, 2007 and 2006, stock options of 6.2 million and 0.9 million, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Note 9—Comprehensive Income

The Company’s comprehensive income consists of the following:

	Three Months Ended October 31,
	2007	2006
	(in thousands)
Net income	$6,780	$213,920
Foreign currency translation adjustments	(6,617)	449
Unrealized gains on available-for-sale securities	6,928	7,149

Comprehensive income	$7,091	$221,518

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Restructuring and Severance Charges

The Company’s restructuring and severance charges consist of the following:

	Three Months Ended October 31,
	2007	2006
	(in thousands)
Prepaid Products	$404	$1,548
Consumer Phone Services	57	208
Wholesale Telecommunications Services	678	2,466
IDT Capital	(145)	860
Corporate	749	(2)

Total	$1,743	$5,080

The charges in the three months ended October 31, 2007 and 2006 consist primarily of severance relating to a company-wide cost savings program initiated towards the end of the third quarter of fiscal 2006. As of October 31, 2007, this program resulted in the termination of approximately 900 employees. In addition, in the three months ended October 31, 2007, IDT Spectrum (which is included in IDT Capital) reversed $0.4 million of restructuring charges recorded in fiscal 2006 for a contract termination.

The following table summarizes the remaining reserve balances related to the Company’s restructuring activities (substantially all of which relates to workforce reductions):

	Balance at July 31, 2007	Charged to Expense	Payments	Non-cash Charges and Other	Balance at October 31, 2007
	(in thousands)
IDT Telecom	$8,711	$1,139	$(5,460)	$—	$4,390
IDT Capital	834	(145)	(207)	(211)	271
Corporate	8,250	749	(3,141)	135	5,993

Total	$17,795	$1,743	$(8,808)	$(76)	$10,654

Note 11—Business Segment Information

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

In the first quarter of fiscal 2008, Wholesale Telecommunications Services began charging for the telecommunications services it provides to other segments. Wholesale Telecommunications Services provides services primarily to Prepaid Products and to external customers. Wholesale Telecommunications Services currently charges Prepaid Products at a rate of cost plus an agreed mark-up for its services. The costs of connectivity and operating the network assets, which historically were allocated to the Prepaid Products and Wholesale Telecommunications Services segments, are now allocated primarily to the Wholesale Telecommunications Services segment. The Company’s management believes that this change in structure better reflects the results of operations of both Wholesale Telecommunications Services as a carrier services provider

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and Prepaid Products as a provider of calling cards and other prepaid products. In addition, in the first quarter of fiscal 2008, Ethnic Grocery Brands and certain other businesses that were included in IDT Capital were transferred to IDT Telecom’s Prepaid Products segment. To the extent possible, comparative historical results have been reclassified and restated as if the current business segment structure existed in all periods presented, although these results may not be indicative of the results which would have been achieved had the business segment structure been in effect during those periods.

The Prepaid Products segment markets and sells primarily prepaid and rechargeable calling cards and prepaid wireless phone services. The Consumer Phone Services segment provides consumer local and long distance services. The Wholesale Telecommunications Services segment consists of wholesale carrier services provided to affiliates as well as other telecommunications companies, and cable telephony services. IDT Energy operates the Company’s Energy Services Company, or ESCO, in New York State. IDT Capital includes IDT Local Media, which is primarily comprised of CTM Brochure Display and WMET radio; IDT Carmel, its receivables portfolio management and collection businesses; IDT Spectrum, which holds a significant number of Federal Communications Commission licenses for commercial fixed wireless spectrum in the United States; IDT Global Israel, which is primarily comprised of call center operations; IDT Internet Mobile Group, which operates the Zedge websites and platform geared toward content for mobile devices, Zedge Studios, which is focused on creating and distributing proprietary and licensed content for traditional and internet/mobile distribution, and IDW, an independent comics and graphic novel publisher pre-eminent in the horror and action genres; and other smaller or early stage initiatives and operations, including certain real estate investments.

The Company evaluates the performance of its business segments based primarily on operating income (loss). All overhead is allocated to the business segments, except for certain specific corporate overhead, such as corporate executive compensation, treasury, tax and accounting services, public and investor relations, corporate insurance, corporate legal, business development and other general corporate expenses, as well as depreciation expense on corporate assets.

Operating results for the business segments of the Company are as follows:

(in thousands)	Prepaid Products	Consumer Phone Services	Wholesale Telecommunications Services	IDT Energy	IDT Capital	Corporate	Total
Three Months Ended October 31, 2007
Total revenues	$208,891	$25,261	$280,110	$42,076	$23,341	$—	$579,679
Intersegment revenues	—	—	(111,625)	—	—	—	(111,625)

Net revenues	208,891	25,261	168,485	42,076	23,341	—	468,054
Operating (loss) income	(15,941)	5,219	42,100	1,671	(7,676)	(21,031)	4,342
Restructuring and severance charges	404	57	678	—	(145)	749	1,743
Three Months Ended October 31, 2006
Total revenues	$260,793	$53,802	$327,690	$36,218	$14,892	$—	$693,395
Intersegment revenues	—	—	(171,069)	—	—	—	(171,069)

Net revenues	260,793	53,802	156,621	36,218	14,892	—	522,326
Operating income (loss)	894	43,599	(4,809)	4,866	(4,493)	(13,772)	26,285
Restructuring and severance charges	1,548	208	2,466	—	860	(2)	5,080

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating income of Wholesale Telecommunications Services in the three months ended October 31, 2007 includes the arbitration award of $40.0 million (see Note 3). Operating income of Consumer Phone Services in the three months ended October 31, 2006 includes the gain of $41.8 million from the sale of the Company’s United Kingdom-based consumer phone services business, Toucan, to Pipex Communications plc in the first quarter of fiscal 2007 (see Note 6).

Note 12—Legal Proceedings and Contingencies

On May 5, 2004, the Company filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. The Company alleged that the defendants breached a settlement agreement that they had entered into with the Company to resolve certain disputes and civil actions among the parties. The Company alleged that the defendants did not provide the Company, as required under the settlement agreement, free of charge and for the Company’s exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement) (“Wavelengths”) on a global undersea fiber optic network that TyCom Ltd. was deploying at that time. In June 2004, Tyco International (US) Inc. and Tyco Telecommunications (US) Inc. asserted several counterclaims against the Company, alleging that the Company breached the settlement agreement and is liable for damages for allegedly refusing to accept the defendants’ offer regarding the Wavelengths referenced in the settlement agreement and for making a public statement that Tyco failed to provide the Company with the use of its Wavelengths. The parties completed pre-trial discovery and each party filed motions for summary judgment. On July 11, 2007, the Court granted the Company’s motion for partial summary judgment on liability, and granted its motion for summary judgment on Tyco’s counterclaims. On November 21, 2007, Tyco filed a notice of appeal of the order granting the Company’s motion for summary judgment on liability. The Court has scheduled a trial in the case for April 2008.

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

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investigations, conducted by outside counsel, regarding certain of the matters raised in the Jewett complaint and in these investigations. Neither the Company’s nor the Audit Committee’s investigations have found any evidence that the Company made any such improper payments to foreign officials. The Company continues to cooperate with these investigations.

On June 1, 2006, the Company filed a complaint in the United States District Court for the District of New Jersey alleging that eBay, Inc., Skype Technologies SA, Skype, Inc. and several as of yet unidentified business entities (collectively, “Skype”) infringed patents owned by the Company. The Company’s complaint was amended to include claims for Skype’s alleged infringement of additional patents, all owned by the Company. The lawsuit seeks, among other things, an injunction enjoining Skype from infringing these patents and monetary damages in connection with Skype’s alleged infringement. Skype has answered the complaint and amended complaints, denying any liability with respect to the Company’s claims. The parties are engaged in discovery.

On March 8, 2007, IDT Telecom, Inc. and the Company’s 51%-owned U.S. calling card distribution partnership, Union Telecard Alliance, LLC filed a complaint and on April 2, 2007 an amended complaint in the United States District Court for the District of New Jersey against several prepaid calling card companies. The lawsuit alleges that the defendants are systematically falsely promising minutes in their voice prompts and other advertisements that consumers cannot obtain from the cards they have bought. The Company seeks an injunction barring the defendants from continuing their false promises as well as money damages and asserts that the defendants have violated the federal Lanham Act as well as several states’ false advertising and deceptive trade practices statutes. The Company has settled with five of the defendant groups. On May 9, 2007, the judge in the case denied the Company’s motion for a preliminary injunction, which decision was affirmed by the Court of Appeals for the Third Circuit, and also denied motions to dismiss filed by all of the non-settling defendants who claimed that the Court lacked jurisdiction. The Company is continuing to pursue the case against the non-settling defendants.

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

The Company’s U.S. calling card business, which is included within the Prepaid Products segment, records accruals for various telecom regulatory agency fees including: Telecommunications Relay Services Fund (TRS), Federal Communications Commission (FCC) and Universal Service Fund (USF). As of October 31, 2007, the accrued expense balance for these fees was $39.2 million. This balance reflects what the Company believes at this time to be its liability for all such fees, given the methodologies used by the Universal Service Administration Corporation (USAC) for calculation of USF related fees, in its audit of the Company’s U.S. calling card business for calendar years 2000 through 2004, which was completed during fiscal 2006. The Company has filed an appeal related to the audit findings including the full amount of all assessment charges, and will vigorously contest the methodologies used in calculating these fees. In addition, the USAC is auditing the Company’s Form 499-A filings for calendar years 2005 and 2006. The USAC’s audit remains ongoing as of the date of this Quarterly Report on Form 10-Q.

Note 13—Commitments

The Company has entered into purchase commitments of approximately $3.0 million as of October 31, 2007. In February 2005, the Company entered into a multi-year agreement to grant a telecommunications service provider the right to service certain of its domestic and international wireless traffic. Terms of the agreement are

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based on a minimum purchase of $75 million of services from the telecommunications service provider through October 2009. As of October 31, 2007, telecommunications services of approximately $13 million have been purchased.

As of October 31, 2007, FFPM Carmel Holdings I, LLC’s maximum remaining outstanding commitment to purchase monthly forward flow credit card debt portfolios was $20.1 million (see Note 4).

As of October 31, 2007, the Company had letters of credit outstanding totaling $72.0 million, substantially all of which expire in fiscal 2008 through fiscal 2010. Cash and cash equivalents of $2.3 million and $2.4 million that serve as collateral was restricted against such letters of credit, and is included in “Cash and cash equivalents” in the Company’s condensed consolidated balance sheets as of October 31, 2007 and July 31, 2007, respectively. Also, current marketable securities of $74.0 million and $76.3 million was restricted primarily against letters of credit, and is included in “Marketable securities” in the Company’s condensed consolidated balance sheets as of October 31, 2007 and July 31, 2007, respectively.

Note 14—Recently Issued Accounting Standards Not Yet Adopted

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

Note 15—Purchase of Building

On September 19, 2007, the Company entered into an agreement for the purchase of its main office building in exchange for approximately $22.8 million in cash and the assumption of the remainder of the existing mortgage on the building in the approximate amount of $27.2 million for a total purchase price of $50.0 million. The purchase is subject to certain customary conditions and contingencies. The Company expects the closing to occur during the second or third quarter of fiscal 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying condensed consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended July 31, 2007, as filed with the U.S. Securities and Exchange Commission.

As used below, unless the context otherwise requires, the terms “the Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and their subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part II in this Quarterly Report on Form 10-Q and under Item 1A to Part I in our Annual Report on Form 10-K for the fiscal year ended July 31, 2007. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth herein and the other information set forth from time to time in our reports filed with the United States Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for fiscal 2007.

Overview

General

We are a multinational holding company with operations that span several industries. Our principal businesses consist of:

•

IDT Telecom, through which we provide telecommunications services and products worldwide to retail and wholesale customers, including prepaid and rechargeable calling cards, consumer local and long distance service, prepaid wireless phone services, wholesale carrier services and operate certain other smaller lines of business;

•	IDT Energy, which operates our Energy Services Company, or ESCO, in New York State;

•	IDT Carmel, our receivables portfolio management and collection businesses;

•	IDT Local Media, which is primarily comprised of CTM Brochure Display, our brochure distribution company, and the WMET-AM radio station in the Washington, D.C. metropolitan area; and

•

IDT Internet Mobile Group, under which we operate our Zedge websites and platform geared toward content for mobile devices, Zedge Studios, which is focused on creating and distributing proprietary and licensed content for traditional and internet/mobile distribution, and IDW, an independent comics and graphic novel publisher pre-eminent in the horror and action genres.

We hold assets and operate other smaller or early-stage initiatives and operations under our IDT Capital subsidiary, including IDT Spectrum, which holds a significant number of FCC licenses for commercial fixed wireless spectrum in the United States, IDT Global Israel, which is primarily comprised of call center operations, and certain real estate investments.

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

Dispositions

Sale of IDT Entertainment

In the first quarter of fiscal 2007, we completed the sale of our IDT Entertainment segment to Liberty Media Corporation for (i) 14.9 million shares of our Class B common stock and Liberty Media’s approximate 4.8% interest in IDT Telecom, (ii) $220.0 million in cash, net of certain working capital adjustments, (iii) the repayment of $58.7 million of IDT Entertainment’s intercompany indebtedness payable to IDT and (iv) the assumption of all of IDT Entertainment’s existing indebtedness. We are also eligible to receive additional consideration from Liberty Media based upon any appreciation in the value of IDT Entertainment over the five-year period following the closing of the transaction or a shorter period under specified circumstances (“Contingent Value”), equal to 25% of the excess, if any, of the net equity value of IDT Entertainment over $453 million. However, we would have to pay Liberty Media up to $3.5 million if the Contingent Value does not exceed $439 million. We recognized a gain of $205.2 million in fiscal 2007 in connection with the sale, of which $198.2 million was recognized in the three months ended October 31, 2006.

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

Revenues, loss before income taxes and net loss of IDT Entertainment included in discontinued operations is as follows:

Three months ended October 31, 2006
(in thousands)
Revenue	$17,905

Loss before income taxes	$(6,995)

Net loss	$(7,165)

Sale of Toucan

In the first quarter of fiscal 2007, we completed the sale of our United Kingdom-based consumer phone services business, Toucan, to Pipex Communications plc, in exchange for $38.4 million in cash (including the assumption of intercompany obligations owed to IDT and its subsidiaries) and 43.2 million Pipex ordinary shares, which were later sold for $7.9 million.

Toucan was launched in November 2003 and marketed local, long distance, broadband and wireless communications services in the United Kingdom. Pursuant to the terms of the agreement, Pipex assumed

Toucan’s existing customer base and those employees supporting its operations. We provide Toucan with termination, call center and other support services. As a result of these continuing services, the sale did not meet the criteria to be reported as a discontinued operation. Toucan’s historical results of operations are included in our Consumer Phone Services segment. Our results of operations for the three months ended October 31, 2006 included revenues generated by Toucan’s operations of $16.4 million and loss from operations of $2.6 million. We recognized a gain of $44.7 million in fiscal 2007 in connection with the sale, of which $41.8 million was recognized in the three months ended October 31, 2006.

Telecom Competition

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. IDT Telecom’s revenues represented 86.0% of our total revenues from continuing operations in the three months ended October 31, 2007, compared to 90.2% in the three months ended October 31, 2006.

In our IDT Telecom businesses, our competitors continue to aggressively price their services. In addition, with particular regard to our calling card business, we believe there has been a gradual shift in demand industry-wide away from calling cards and into wireless products, which has further eroded pricing power. In our wholesale markets as well, we have generally had to pass along portions of our per-minute cost savings to our customers in the form of lower prices. These trends have impacted our telecom businesses, and as a result, we have generally experienced declines in both our revenues and overall per-minute price realizations. At times, though, we have chosen to raise prices, particularly within our calling card business, in an effort to increase per-minute price realizations, which generally results in a negative impact on minute volumes, thereby reducing revenue. During the second half of fiscal 2006, and continuing through part of the first quarter of fiscal 2007, we took this approach, and instituted selective price increases on our calling cards in the United States and Europe. As a result, we experienced improved revenue-per-minute price realizations, which resulted in declines in minutes-of-use and overall revenues. However, in October 2006, we began instituting selective price decreases on certain cards, in an attempt to regain share in certain markets in both the U.S. and Europe. Despite this strategy our revenues continued to deteriorate in the second quarter of fiscal 2007 and our gross margins declined.

Minutes-of-use in our global calling card business has declined each quarter beginning in the third quarter of fiscal 2006 as follows:

• Second quarter of fiscal 2006	4.23 billion minutes
• Third quarter of fiscal 2006	3.97 billion minutes
• Fourth quarter of fiscal 2006	3.66 billion minutes
• First quarter of fiscal 2007	3.18 billion minutes
• Second quarter of fiscal 2007	2.97 billion minutes
• Third quarter of fiscal 2007	2.59 billion minutes
• Fourth quarter of fiscal 2007	2.51 billion minutes
• First quarter of fiscal 2008	2.32 billion minutes

The declines in minutes predominantly in our U.S. calling card business occurred despite the implementation of price cuts to several destinations, which began towards the end of the first quarter of fiscal 2007. Historically, there has been an inverse relationship between pricing and volume. However, during the second quarter of fiscal 2007, we did not experience an increase in minutes-of-use or sales of new cards, despite our more aggressive pricing.

The breakdown in this price/volume relationship in our U.S. calling card business and a concurrent analysis of our major markets led us to investigate the cards of major competitors of ours. We discovered that they were significantly overstating the number of minutes to be delivered by their cards. Accordingly, on March 8, 2007, we filed a civil anti-fraud action in the federal district court in Newark, New Jersey, claiming that these competitors have been misleading calling card customers, and as a result, negatively impacting our market share, resulting in a reduction of our gross revenues and profits. Although the judge in this case chose not to grant the preliminary injunction we requested, a decision which was affirmed on appeal, we are continuing with this lawsuit until we reach an acceptable resolution that rectifies the inequities created when one party is complying with applicable rules and others are not. We have settled with five of the defendant groups to date. We are uncertain, even with the potential of fair competition, whether we will be able to regain revenues lost over the past number of quarters.

Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2007. Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts, goodwill, valuation of long-lived and intangible assets, income taxes and regulatory agency fees, and contingent liabilities. For additional discussion of these critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2007.

In addition to these critical accounting policies, we believe that our revenue recognition policy under the effective yield method involves a higher degree of judgment. Beginning in fiscal 2008, we primarily utilize the effective yield method of accounting for recognizing revenue from our purchased debt portfolios. Upon acquisition of debt portfolios, static pools of accounts are established, which are aggregated based on certain common risk criteria. We estimate future cash collections for each static pool based primarily on historical cash collections for pools with similar characteristics. An internal rate of return (“IRR”) is calculated for each pool based on our cash flow projections. Income is recognized on a level-yield basis over the expected life of the pool based on the expected IRR. The IRR remains unchanged throughout the life of the pool unless there is an increase in cash flows expected to be collected. Application of the effective yield method of accounting involves a high degree of judgment, particularly in the preparation of cash flow projections. If future cash collections are materially different in amount or timing than the projections, revenues could be materially affected either positively or negatively.

Results of Operations

Three Months Ended October 31, 2007 Compared to Three Months Ended October 31, 2006

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Consolidated

	Three months ended October 31,		Change
	2007	2006	$	%
	(in millions)
Revenues
IDT Telecom	$402.6	$471.2	$(68.6)	(14.6)%
IDT Energy	42.1	36.2	5.9	16.2
IDT Capital	23.3	14.9	8.4	56.7

Total revenues	$468.0	$522.3	$(54.3)	(10.4)%

Revenues. The decrease in consolidated revenues in the three months ended October 31, 2007 compared to the similar period in fiscal 2007 was due to a decline in IDT Telecom revenues, partially offset by increases in IDT Energy and IDT Capital revenues. The decrease in IDT Telecom revenues in the three months ended October 31, 2007 compared to the similar period in fiscal 2007 resulted primarily from lower calling card sales in both the United States and in Europe, the decline in consumer phone services revenues in the United States, and the sale of our United Kingdom-based consumer phone services business, partially offset by an increase in Wholesale Telecommunications Services revenues to external customers. IDT Telecom minutes of use declined 0.4% (excluding minutes related to our consumer phone services business, as the portion of such minute traffic carried in our network is insignificant), from 5.910 billion in the three months ended October 31, 2006 to 5.884 billion in the three months ended October 31, 2007. The increase in IDT Energy revenues in three months ended October 31, 2007 compared to the similar period in fiscal 2007 was driven primarily by higher electricity revenues in the three months ended October 31, 2007 compared to the same period in fiscal 2007. The increase in IDT Capital revenues in the three months ended October 31, 2007 compared to the similar period in fiscal 2007 was primarily due to an increase in IDT Carmel revenues.

	Three months ended October 31,		Change
	2007	2006	$	%
	(in millions)
Costs and expenses
Direct cost of revenues	$366.5	$398.9	$(32.4)	(8.1)%
Selling, general and administrative	117.7	113.8	3.9	3.4
Depreciation and amortization	17.8	20.0	(2.2)	(11.1)
Restructuring and severance charges	1.7	5.1	(3.4)	(65.7)

Total costs and expenses	$503.7	$537.8	$(34.1)	(6.3)%

Direct Cost of Revenues. The decrease in direct cost of revenues in the three months ended October 31, 2007 compared to the similar period in fiscal 2007 was due primarily to the decline in IDT Telecom’s direct cost of revenues, partially offset by increases in IDT Energy and IDT Capital’s direct cost of revenues. The $47.8 million decrease in direct cost of revenues in IDT Telecom reflects the decline in IDT Telecom’s revenues. The $8.8 million increase in IDT Energy’s direct cost of revenues in the three months ended October 31, 2007 compared to the similar period in fiscal 2007 was a result of the growth of its revenues, as well as increases in direct costs that were not included in price increases to IDT Energy’s customers. The $6.5 million increase in IDT Capital’s direct cost of revenues in the three months ended October 31, 2007 compared to the similar period in fiscal 2007 was primarily due to an increase in IDT Carmel’s direct cost of revenues. Overall gross margin decreased from 23.6% in the three months ended October 31, 2006 to 21.7% in the three months ended October 31, 2007 due to lower gross margins in IDT Telecom, IDT Energy and IDT Capital.

Selling, General and Administrative. The increase in selling, general and administrative expenses in the three months ended October 31, 2007 compared to the similar period in fiscal 2007 was due primarily to increases in legal fees primarily in IDT Capital, marketing expenses related to TúYo Mobile, the wireless unit of Prepaid Products that operates as a Mobile Virtual Network Operator, or MVNO, and payroll costs in corporate . These increases were partially offset by reductions in selling, general and administrative expenses as a result of the sale of our U.K.-based Toucan consumer phone services business, which was consummated in the first quarter of fiscal 2007, and reductions in payroll costs in IDT Telecom. As a percentage of total revenues, selling, general and administrative expenses increased from 21.8% in the three ended October 31, 2006 to 25.1% in the three months ended October 31, 2007 as selling, general and administrative expenses increased and total revenues decreased.

Stock-based compensation expense included in selling, general and administrative expenses, primarily relating to the vesting of restricted stock and stock option grants, was $1.4 million in the three months ended October 31, 2007 compared to $1.7 million in the three months ended October 31, 2006.

Restructuring and Severance Charges. The restructuring and severance charges in the three months ended October 31, 2007 and 2006 consist primarily of severance relating to a company-wide cost savings program initiated towards the end of the third quarter of fiscal 2006. As of October 31, 2007, the program resulted in the termination of approximately 900 employees. We expect to realize cost savings of approximately $45 million to $50 million on an annualized basis related to these terminations. In addition, in the three months ended October 31, 2007, IDT Spectrum (which is included in IDT Capital) reversed $0.4 million of restructuring charges recorded in fiscal 2006 for a contract termination.

The following table summarizes the changes in the reserve balances related to our restructuring activities (substantially all of which relates to workforce reductions):

	Balance at July 31, 2007	Charged to Expense	Payments	Non-cash Charges and Other	Balance at October 31, 2007
	(in thousands)
IDT Telecom	$8,711	$1,139	$(5,460)	$—	$4,390
IDT Capital	834	(145)	(207)	(211)	271
Corporate	8,250	749	(3,141)	135	5,993

Total	$17,795	$1,743	$(8,808)	$(76)	$10,654

Arbitration Award. On November 26, 2007, we announced that our Net2Phone Cable Telephony subsidiary, which is included in our Wholesale Telecommunications Services segment, was awarded approximately €23 million, plus interest from November 2005, in an arbitration proceeding against Altice One S.A. and certain of its affiliates. The arbitration proceeding related to Altice’s termination of cable telephony license agreements Net2Phone had entered into in November 2004. We recorded a gain of $40.0 million for this arbitration award, including accrued interest, in the three months ended October 31, 2007, which is included in income from operations.

Gain on sale of U.K.-based Toucan business. In the first quarter of fiscal 2007, we completed the sale of our United Kingdom-based consumer phone services business, Toucan, to Pipex Communications plc, in exchange for $38.4 million in cash (including the assumption of intercompany obligations owed to IDT and its subsidiaries) and 43.2 million Pipex ordinary shares, which were later sold for $7.9 million. We recognized a gain of $44.7 million in fiscal 2007 in connection with the sale, of which $41.8 million was recognized in the three months ended October 31, 2006 and is included in income from operations.

	Three months ended October 31,		Change
	2007	2006	$	%
	(in millions)
Income from operations	$4.3	$26.3	$(22.0)	(83.5)%
Interest income, net	2.4	3.6	(1.2)	(34.0)
Other income (expense), net	4.5	(1.8)	6.3	353.1
Minority interests	(0.6)	(3.7)	3.1	83.2
Provision for income taxes	(3.8)	(1.5)	(2.3)	(150.0)

Income from continuing operations	6.8	22.9	(16.1)	(70.3)
Income from discontinued operations	—	191.0	(191.0)	(100.0)

Net income	$6.8	$213.9	$(207.1)	(96.8)%

Interest. The decrease in net interest income in the three months ended October 31, 2007 compared to the similar period in fiscal 2007 was due primarily to a decrease in interest income as a result of lower interest bearing cash, cash equivalents and marketable securities balances as well as lower interest rates.

Other Income (Expense). The change in other income (expense) from expense in the three months ended October 31, 2006 to income in the three months ended October 31, 2007 was due primarily to an increase in income from investments and a $4.1 million gain on the sale of a building in Newark, New Jersey.

Minority Interests. Minority interests arise mostly from the 49% minority owners of Union Telecard Alliance, or UTA, our calling card distributor in the United States. The decrease in minority interest expense in the three months ended October 31, 2007 compared to the similar period in fiscal 2007 was primarily due to a decrease in the net income of UTA in the three months ended October 31, 2007 compared to the similar period in fiscal 2007.

Income Taxes. Effective August 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Income tax expense increased in the three months ended October 31, 2007 compared to the similar period in fiscal 2007 due primarily to interest of $2.4 million recorded in the three months ended October 31, 2007 on unrecognized tax benefits in accordance with FIN 48. Income tax expense also results from income generated by our foreign subsidiaries that cannot be offset against losses generated in the United States. In fiscal 2006, the Internal Revenue Service (IRS) commenced an audit of our federal tax returns for fiscal years 2001, 2002, 2003 and 2004 that is still in process.

IDT Telecom—Prepaid Products, Consumer Phone Services and Wholesale Telecommunications Services Segments

IDT Telecom operates as three business segments: Prepaid Products, Consumer Phone Services and Wholesale Telecommunications Services. In the first quarter of fiscal 2008, Wholesale Telecommunications Services began charging for the telecommunications services it provides to other segments. Wholesale Telecommunications Services provides services primarily to Prepaid Products and to external customers. Wholesale Telecommunications Services currently charges its affiliates at a rate of cost plus an agreed mark-up for its services. The costs of connectivity and operating the network assets, which historically were allocated to the Prepaid Products and Wholesale Telecommunications Services segments, are now allocated primarily to the Wholesale Telecommunications Services segment. We believe that this change in structure better reflects the results of operations of both Wholesale Telecommunications Services as a carrier services provider and Prepaid Products as a provider of calling cards and other prepaid products. In addition, in the first quarter of fiscal 2008,

Ethnic Grocery Brands and certain other businesses that were included in IDT Capital were transferred to IDT Telecom’s Prepaid Products segment. To the extent possible, comparative historical results have been reclassified and restated as if the current business segment structure existed in all periods presented, although these results may not be indicative of the results which would have been achieved had the business segment structure been in effect during those periods.

	Three months ended October 31,		Change
	2007	2006	$	%
	(in millions, except revenue-per-minute)
Revenues:
Prepaid Products	$208.9	$260.8	$(51.9)	(19.9)%
Consumer Phone Services	25.2	53.8	(28.6)	(53.0)
Wholesale Telecommunications Services	280.1	327.7	(47.6)	(14.5)
Intersegment Eliminations	(111.6)	(171.1)	59.5	34.7

Total revenues	$402.6	$471.2	$(68.6)	(14.6)%

Wholesale Telecommunications Services—revenues from external customers only	$168.5	$156.6	$11.9	7.6%
Minutes of use:
Prepaid Products	2,319	3,177	(858)	(27.0)%
Wholesale Telecommunications Services—total	5,788	5,778	10	0.2
Total minutes of use	5,884	5,910	(26)	(0.4)%
Wholesale Telecommunications Services—minutes provided to external customers only	3,565	2,733	832	30.4%
Average revenue-per-minute:
Prepaid Products	$0.0831	$0.0786	$0.0045	5.8%
Wholesale Telecommunications Services—total	0.0484	0.0567	(0.0083)	(14.7)
Total average revenue-per-minute	0.0614	0.0687	(0.0073)	(10.7)
Wholesale Telecommunications Services—external only	0.0473	0.0573	(0.0100)	(17.5)

Revenues. We experienced revenue declines in the three months ended October 31, 2007 compared to the similar period in fiscal 2007 in our U.S. and European calling card businesses, and U.S. consumer phone services business. Partially offsetting these declines were increases in revenues from external customers in our Wholesale Telecommunications Services business. Intersegment eliminations represent the revenues that Wholesale Telecommunications Services records from services provided primarily to Prepaid Products and are excluded from total revenues. Wholesale Telecommunications Services currently charges its affiliates at a rate of cost plus an agreed mark-up for its services. As a percentage of IDT Telecom’s overall revenues before intersegment eliminations, Prepaid Products revenues was unchanged at 40.6% in the three months ended October 31, 2007 and 2006, Consumer Phone Services revenues decreased from 8.4% in the three months ended October 31, 2006 to 4.9% in the three months ended October 31, 2007 and Wholesale Telecommunications Services revenues increased from 51.0% in the three months ended October 31, 2006 to 54.5% in the three months ended October 31, 2007.

Total minutes-of-use declined by 0.4% in the three months ended October 31, 2007 when compared to the similar period in fiscal 2007. The total minutes-of-use in our Wholesale Telecommunications Services segment remained flat, as the growth of 30.4% in minutes-of-use by external customers was largely offset by a drop in minutes-of-use provided to internal customers. The decrease in Prepaid Products minutes-of-use of 27.0% in the three months ended October 31, 2007 when compared to the similar period in fiscal 2007 was primarily attributable to calling cards in the United States and Europe. The decline in calling card minutes-of-use arose as a result of competitive pressures, a shift in overall market demand away from calling cards and into wireless products, and our decision to raise rates on many of our calling cards.

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

The decline in Prepaid Products revenues of 19.9% in the three months ended October 31, 2007 compared to the similar period in fiscal 2007 was primarily driven by lower calling card sales in the United States and Europe, partially offset by a slight increase in Asia, as well as an increase of $7.1 million in TúYo Mobile, the wireless unit of Prepaid Products that operates as a Mobile Virtual Network Operator, or MVNO. In fiscal 2008, we expect further declines in calling card revenues. We expect gains in the smaller, emerging markets of Latin America and Asia to be outweighed by continued weakness in the U.S.

The decline in Consumer Phone Services revenues of $28.6 million in the three months ended October 31, 2007 compared to the similar period in fiscal 2007 was primarily a result of a $16.4 million reduction in revenues as a result of the sale of our U.K.-based Toucan consumer phone services business, which was consummated in the first quarter of fiscal 2007. The revenue decline, particularly in our bundled offering, also reflects our decision to stop marketing our services following the FCC’s termination of the UNE-P pricing regime in calendar 2005, which resulted in an increased cost structure and inferior economics for this business. The customer base for our U.S. bundled, unlimited local and long distance consumer phone services business was approximately 67,500 as of October 31, 2007 compared to 117,000 as of October 31, 2006. We currently offer local service in the following 11 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island and California. In April and May 2007, we sold our entire bundled, unlimited local and long distance phone services business in Florida and Georgia consisting of approximately 5,400 customers. In addition, the customer base for long distance-only services was 195,500 as of October 31, 2007, compared to 243,000 as of October 31, 2006.

The decrease in total revenues in our Wholesale Telecommunications Services segment in the three months ended October 31, 2007 compared to the similar period in fiscal 2007 was due to the decline in intersegment revenues from our Prepaid Products segment, partially offset by an increase in revenues from external customers. The increase in revenues from external customers in our Wholesale Telecommunications Services segment in the three months ended October 31, 2007 compared to the similar period in fiscal 2007 was a direct result of increased traffic volumes, which was partially offset by lower per-minute price realizations. Revenues from internationally-originated wholesale minutes continued to account for an increasing proportion of overall wholesale revenues, owing to the continued weakness in the U.S. dollar versus most major foreign currencies, which results in our rates (delineated in U.S. dollars as our costs are in U.S. dollars) being relatively attractive compared to others’ rates. The decrease in average revenue-per-minute from external customers in our Wholesale Telecommunications Services segment was due primarily to continued competition.

	Three months ended October 31,		Change
	2007	2006	$	%
	(in millions, except cost-per-minute)
Direct cost of revenues
Prepaid Products	$170.4	$209.3	$(38.9)	(18.5)%
Consumer Phone Services	12.6	32.8	(20.2)	(61.6)
Wholesale Telecommunications Services	244.4	292.6	(48.2)	(16.5)
Intersegment Eliminations	(111.6)	(171.1)	59.5	34.7

Direct cost of revenues	$315.8	$363.6	$(47.8)	(13.1)%

Average termination cost-per-minute
Prepaid Products	$0.0709	$0.0655	$0.0054	8.3%
Total Wholesale Telecommunications Services	0.0429	0.0511	(0.0082)	(16.1)
Total average termination cost-per-minute	0.0509	0.0560	(0.0051)	(9.1)

Direct Cost of Revenues. The decrease in direct cost of revenues in the three months ended October 31, 2007 compared to the similar period in fiscal 2007 in Prepaid Products was due primarily to the lower minutes-of-use and lower revenues. Direct cost of revenues for Consumer Phone Services decreased in the three months ended October 31, 2007 compared to the similar period in fiscal 2007 due to lower revenues and also reflected a decrease of $11.0 million as a result of the sale of our U.K.-based consumer phone services business, which was consummated in the first quarter of fiscal 2007. Direct cost of revenues of Prepaid Products and Consumer Phone Services include charges from Wholesale Telecommunications Services. Direct cost of revenues for Wholesale Telecommunication Services decreased primarily due to reductions in connectivity costs. Our average termination cost-per-minute represents the average direct cost for minutes purchased by Wholesale Telecommunications Services in order to terminate calls related to our Prepaid Products and Wholesale Carrier businesses. These costs exclude minutes of use related to our Consumer Phone Services business, as its on-network traffic is insignificant.

	Three months ended October 31,
	2007	2006	Change
Gross margin percentage
Prepaid Products	18.4%	19.8%	(1.4)%
Consumer Phone Services	50.2	39.0	11.2
Wholesale Telecommunications Services	12.8	10.7	2.1

Total gross margin percentage	21.6%	22.8%	(1.2)%

Gross Margins. IDT Telecom gross margins decreased primarily because Wholesale Telecommunications Services, which has the lowest gross margin in IDT Telecom, accounted for a larger portion of our total telecommunications business, as well as a decrease in Prepaid Products gross margin.

Gross margins in our Prepaid Products segment decreased because of competitive pressures.

Gross margins in our Consumer Phone Services segment increased primarily as a result of price increases we implemented beginning in the fourth quarter of fiscal 2007, which has also resulted in an increase in customer churn and a decrease in revenue in the first quarter of fiscal 2008.

Gross margins in our Wholesale Telecommunications Services segment increased as a result of a reduction in connectivity costs as described above and an improvement in the gross margin of our cable telephony services.

	Three months ended October 31,		Change
	2007	2006	$	%
	(in millions)
Selling, general and administrative expenses
Prepaid Products	$47.2	$41.2	$6.0	14.5%
Consumer Phone Services	6.9	18.4	(11.5)	(62.2)
Wholesale Telecommunications Services	24.6	27.9	(3.3)	(11.7)

Total selling, general and administrative	$78.7	$87.5	$(8.8)	(10.0)%

Selling, General and Administrative. The decrease in selling, general and administrative expenses in the three months ended October 31, 2007 compared to the similar period in fiscal 2007 was mainly due to a $7.8 million decrease as a result of the sale of our U.K.-based consumer phone services business in the first quarter of fiscal 2007, as well as lower compensation costs as a result of the cost savings program we initiated in the third quarter of fiscal 2006. These reductions were partially offset by an increase in marketing expenses of Tuyo Mobile of $3.4 million, which is included in Prepaid Products. As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses increased from 18.6% in the three months ended October 31, 2006 to 19.6% in the three months ended October 31, 2007 as IDT Telecoms’s revenues decreased at a faster rate than its selling, general and administrative expenses.

	Three months ended October 31,		Change
	2007	2006	$	%
	(in millions)
Restructuring and severance charges
Prepaid Products	$0.4	$1.5	$(1.1)	(73.9)%
Consumer Phone Services	—	0.2	(0.2)	(100.0)
Wholesale Telecommunications Services	0.7	2.5	(1.8)	(72.5)

Total restructuring and severance charges	$1.1	$4.2	$(3.1)	(73.0)%

Restructuring and Severance Charges. The charges in the three months ended October 31, 2007 and 2006 consist primarily of severance relating to the company-wide cost savings program initiated towards the end of the third quarter of fiscal 2006.

Arbitration Award. On November 26, 2007, we announced that our Net2Phone Cable Telephony subsidiary was awarded approximately €23 million, plus interest from November 2005, in an arbitration proceeding against Altice One S.A. and certain of its affiliates. The arbitration proceeding related to Altice’s termination of cable telephony license agreements Net2Phone had entered into in November 2004. We recorded a gain of $40.0 million for this arbitration award, including accrued interest, in our Wholesale Telecommunications Services segment in the three months ended October 31, 2007, which is included in income from operations.

Consumer Phone Services segment income from operations in the three months ended October 31, 2006. In the first quarter of fiscal 2007, we completed the sale of our United Kingdom-based consumer phone services business, Toucan, to Pipex Communications plc, in exchange for $38.4 million in cash (including the assumption of intercompany obligations owed to IDT and its subsidiaries) and 43.2 million Pipex ordinary shares, which were later sold for $7.9 million. We recognized a gain of $44.7 million in fiscal 2007 in connection with the sale, of which $41.8 million was recognized in the three months ended October 31, 2006 and is included in income from operations.

	Three months ended October 31,		Change
	2007	2006	$	%
	(in millions)
(Loss) income from operations
Prepaid Products	$(15.9)	$0.9	$(16.8)	nm
Consumer Phone Services	5.2	43.6	(38.4)	(88.0)%
Wholesale Telecommunications Services	42.1	(4.8)	46.9	975.4

Total income from operations	$31.4	$39.7	$(8.3)	(20.9)%

nm—not meaningful

IDT Energy Segment

	Three months ended October 31,		Change
	2007	2006	$	%
	(in millions)
Revenues	$42.1	$36.2	$5.9	16.2%
Direct cost of revenues	36.6	27.8	8.8	31.7
Selling, general and administrative	3.8	3.5	0.3	7.2

Income from operations	$1.7	$4.9	$(3.2)	(65.7)%

Revenues. IDT Energy’s revenues consisted of electricity sales of $34.4 million in the three months ended October 31, 2007 compared to $28.7 million for the same period in fiscal 2007, and natural gas sales of $7.7 million in the three months ended October 31, 2007 compared to $7.5 million in the same period in fiscal 2007. We experienced higher electricity revenues in the three months ended October 31, 2007 compared to the same period in fiscal 2007 primarily as a result of increased electricity consumption by our larger consumer base since our average quarterly rates declined in the current quarter compared to the same quarter in fiscal 2007. We experienced higher natural gas revenues in the three months ended October 31, 2007 compared to the same period in fiscal 2007 primarily as a result of an increase in our average quarterly rates in the current quarter compared to the same quarter in fiscal 2007 since gas consumption declined due to unseasonably warm weather in September and October 2007 compared to September and October 2006. As of October 31, 2007, IDT Energy’s subscriber base consisted of approximately 312,000 meters compared to 258,000 meters as of October 31, 2006. We expect revenues to increase in fiscal 2008 compared to fiscal 2007, although the rate of increase is expected to be less than the increase we experienced in fiscal 2007.

Direct Cost of Revenues. IDT Energy purchases natural gas through wholesale suppliers and various utility companies, and electricity through the New York State competitive wholesale market for capacity, energy and ancillary services administrated by the NYISO—New York’s Independent System Operator. IDT Energy’s direct cost of revenues consisted of electricity cost of $29.4 million in the three months ended October 31, 2007 compared to $21.0 million in the same period in fiscal 2007, and cost of natural gas of $7.2 million in the three months ended October 31, 2007 compared to $6.8 million in the same period in fiscal 2007. Direct cost of revenues increased due to the increase in electricity consumption in the three months ended October 31, 2007 compared to the same period in fiscal 2007 and increases in the average unit cost of both electricity and natural gas in the three months ended October 31, 2007 compared to the same period in fiscal 2007.

Gross margins in IDT Energy decreased to 12.9% in the three months ended October 31, 2007 compared to 23.2% in the comparable period in fiscal 2007. Comprising these figures were gross margins on electricity sales in the three months ended October 31, 2007 of 14.3% compared to 26.7% in the comparable period in fiscal 2007 and gross margins on natural gas sales in the three months ended October 31, 2007 of 6.4% compared to 9.5% in the comparable period in fiscal 2007. The gross margin declines were primarily a result of less favorable pricing opportunities in the three months ended October 31, 2007 compared to the same period in fiscal 2007. IDT Energy plans to continue to target margins per unit that will achieve income from operations, and will take advantage of opportunities to maximize the margin per unit as they arise.

Selling, General and Administrative. The increase in selling, general and administrative expenses in the three months ended October 31, 2007 as compared to the comparable period in fiscal 2007 were due primarily to increases in payroll expense and billing related fees. As a percentage of total IDT Energy revenues, selling, general and administrative expenses decreased from 9.7% in the three months ended October 31, 2006 to 8.9% in the three months ended October 31, 2007 as IDT Energy’s revenue growth was greater than the growth in its selling, general and administrative expenses. In fiscal 2008, we anticipate that the amount of IDT Energy’s selling, general and administrative expenses will be similar to fiscal 2007.

IDT Capital

In the first quarter of fiscal 2008, Ethnic Grocery Brands and certain other businesses that were included in IDT Capital were transferred to IDT Telecom’s Prepaid Products segment. To the extent possible, comparative historical results for IDT Capital and IDT Telecom have been reclassified to conform to the current business segment presentation, although these results may not be indicative of the results which would have been achieved had the business segment structure been in effect during those periods.

	Three months ended October 31,		Change
	2007	2006	$	%
	(in millions)
Revenues
Carmel	$9.7	$1.9	$7.8	414.5%
Local Media	6.0	5.8	0.2	4.7
Internet Mobile Group	2.2	0.2	2.0	838.3
All other	5.4	7.0	(1.6)	(23.1)

Total revenues	$23.3	$14.9	$8.4	56.7%

Revenues. The increase in IDT Capital revenues in the three months ended October 31, 2007 compared to the similar period in fiscal 2007 was primarily due to an increase in IDT Carmel revenues. IDT Carmel’s revenues increased in the three months ended October 31, 2007 compared to the similar period in fiscal 2007 primarily because IDT Carmel began using the effective yield method to recognize revenues effective August 1, 2007. Under the effective yield method, revenue is recognized on a level-yield basis over the expected life of the pool of portfolios based on the expected internal rate of return. In fiscal 2007, IDT Carmel’s first full year of operations in the debt acquisition business, IDT Carmel used the cost recovery method to recognize revenues since it was developing the experience necessary to reasonably predict the timing and amount of collections from the individual portfolios purchased. Under the cost recovery method, no revenue is recognized until the cost of the portfolio is completely recovered or sold.

Our Local Media business unit is primarily comprised of CTM Brochure Display and WMET radio. CTM’s revenues were $5.3 million and $5.3 million in the three months ended October 31, 2007 and 2006, respectively.

IDT Internet Mobile Group revenues increased in the three months ended October 31, 2007 compared to the similar period in fiscal 2007 primarily as a result of business acquisitions. In December 2006, we acquired for IDT Internet Mobile Group 90% of Norway-based Zedge.net, a social networking community for mobile users and provider of free mobile content. In June 2007, we acquired for IDT Internet Mobile Group a controlling interest in IDW Publishing, an independent comics and graphic novel publisher pre-eminent in the horror and action genres, boasting such high-profile titles as The Transformers, 30 Days of Night, CSI, Star Trek, 24, and Scarface.

The “all other” lines of business include IDT Spectrum, IDT Global Israel (which is primarily comprised of call center operations) and other smaller initiatives and operations, including certain real estate investments. Revenues of IDT Global Israel included in the “all other” lines of business decreased $1.3 million in the three months ended October 31, 2007 compared to the similar period in fiscal 2007 due to the loss of two significant customers in fiscal 2007.

	Three months ended October 31,		Change
	2007	2006	$	%
	(in millions)
Direct cost of revenues
Carmel	$6.4	$1.4	$5.0	363.0%
Local Media	1.6	1.5	0.1	8.0
Internet Mobile Group	1.4	0.1	1.3	nm
All other	4.6	4.5	0.1	4.3

Total direct cost of revenues	$14.0	$7.5	$6.5	87.4%

nm—not meaningful

Direct Cost of Revenues. The increase in direct cost of revenues in the three months ended October 31, 2007 compared to the similar period in fiscal 2007 was primarily due to increases in IDT Carmel and IDT Internet Mobile Group. The increase in IDT Carmel’s direct cost of revenues was a result of the growth in collection activity at IDT Carmel in the second half of fiscal 2007 and into the first quarter of fiscal 2008. The increase in IDT Internet Mobile Group’s direct cost of revenues reflects the increase in revenues, which was primarily a result of business acquisitions in December 2006 and June 2007.

IDT Capital’s aggregate gross margin decreased from 49.7% in three months ended October 31, 2006 to 39.9% in the three months ended October 31, 2007 primarily due to the declines in the gross margins of IDT Internet Mobile Group and in the “all other” lines of business, partially offset by an increase in the gross margin of IDT Carmel. IDT Internet Mobile Group’s gross margin declined because the increase in its direct cost of revenues exceeded the increase in its revenues. The gross margin in the “all other” lines of business declined because direct costs of revenues were flat while revenues declined as described above. IDT Carmel’s gross margin increased because the increase in its revenues exceeded the increase in its direct cost of revenues as described above.

	Three months ended October 31,		Change
	2007	2006	$	%
	(in millions)
Selling, general and administrative
Carmel	$1.2	$0.7	$0.5	82.2%
Local Media	4.6	3.5	1.1	31.0
Internet Mobile Group	1.9	0.4	1.5	343.0
All other	7.8	5.0	2.8	55.8

Total selling, general and administrative	$15.5	$9.6	$5.9	61.9%

Selling, General and Administrative. Selling, general and administrative expenses increased in the three months ended October 31, 2007 compared to the similar period in fiscal 2007 primarily due to increases in the selling, general and administrative expenses of Local Media, IDT Internet Mobile Group and the “all other” lines of business. The increase in Local Media’s selling, general and administrative expenses was primarily due to costs of new initiatives and expansion of CTM Brochure Display in fiscal 2008. IDT Internet Mobile Group’s business acquisitions in December 2006 and June 2007 account for its increase in selling, general and administrative expenses. The “all other” increase was primarily due to an increase in legal fees. As a percentage of IDT Capital’s aggregate revenues, selling, general and administrative expenses increased from 64.3% in the three months ended October 31, 2006 to 66.4% in the three months ended October 31, 2007 as the increase in IDT Capital’s selling, general and administrative expenses was greater than the increase in its aggregate revenues.

	Three months ended October 31,		Change
	2007	2006	$	%
	(in millions)
(Loss) income from operations
Carmel	$2.0	$(0.2)	$2.2	nm
Local Media	(0.5)	0.4	(0.9)	(212.5)%
Internet Mobile Group	(1.2)	(0.3)	(0.9)	(280.0)
All other	(8.0)	(4.4)	(3.6)	(79.6)

Total loss from operations	$(7.7)	$(4.5)	$(3.2)	(70.8)%

nm—not meaningful

Corporate

	Three months ended October 31,		Change
	2007	2006	$	%
	(in millions)
General and administrative expenses	$19.7	$13.2	$6.5	49.1%
Depreciation and amortization	0.6	0.6	—	—
Restructuring and severance charges	0.7	—	0.7	nm

Loss from operations	$21.0	$13.8	$7.2	52.7%

nm—not meaningful

Corporate costs include certain services, such as corporate executive compensation, treasury, tax and accounting services, public and investor relations, corporate insurance, corporate legal, business development and other general corporate expenses, as well as depreciation expense on corporate assets. Such corporate costs are not allocable to any specific segment. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

General and Administrative. Corporate general and administrative expenses increased in the three months ended October 31, 2007 as compared to the similar period in fiscal 2007 primarily due to increases in payroll and related expenses, a reduction in rent charged to other segments as a result of the smaller employee workforce, as well as higher legal and professional fees. As a percentage of our total consolidated revenues from continuing operations, corporate general and administrative expenses increased from 2.5% in the three months ended October 31, 2006 to 4.2% in the three months ended October 31, 2007 as corporate general and administrative expenses increased while our consolidated revenues decreased.

Restructuring and Severance Charges. Restructuring charges in the three months ended October 31, 2007 related to severance expense under the company-wide cost savings program.

Liquidity and Capital Resources

General

Historically, we have satisfied our cash requirements through a combination of our existing cash, cash equivalents, cash flow from operating activities, proceeds from the sales and maturities of marketable securities and investments, sales of our equity securities including the exercise of stock options and sales under our employee stock purchase plan, borrowings from third parties, and the sales of businesses (e.g. Corbina Telecom, IDT Entertainment and U.K.-based Toucan business).

As of October 31, 2007, we had cash, cash equivalents, marketable securities and investments of $542.1 million and working capital (current assets less current liabilities) of $244.0 million. Investments include $127.5 million in holdings of pooled investment vehicles, including hedge funds.

	Three months ended October 31,
	2007	2006
	(in millions)
Cash flows (used in) provided by
Operating activities	$(55.4)	$(15.2)
Investing activities	80.8	184.3
Financing activities	(44.5)	(9.3)
Effect of exchange rate changes on cash and cash equivalents	1.8	0.1

(Decrease) increase in cash and cash equivalents from continuing operations	(17.3)	159.9

Net cash used in discontinued operations	—	(8.9)

(Decrease) increase in cash and cash equivalents	$(17.3)	$151.0

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Towards the end of the third quarter of fiscal 2006, we initiated a company-wide cost savings program to better align our infrastructure to our current business needs. As of October 31, 2007, this program resulted in the termination of approximately 900 employees. Severance and other payments related to this cost savings program were $8.8 million in the three months ended October 31, 2007. As of October 31, 2007, $10.7 million remained accrued for the ultimate payment of severance and other costs related to this cost savings initiative.

We are currently under audit by the IRS for our Federal tax returns for fiscal 2001, 2002, 2003, and 2004. Should an assessment by the IRS result from the audit, the Company may be liable for income taxes, interest and penalties, which could have an adverse effect on our results of operations, cash flows and financial condition.

Investing Activities

In the three months ended October 31, 2007, proceeds from sales and maturities of marketable securities net of purchases of marketable securities was $126.0 million. In the three months ended October 31, 2006, purchases of marketable securities net of proceeds from sales and maturities of marketable securities was $103.5 million.

Our capital expenditures were $9.2 million in the three months ended October 31, 2007 compared to $10.1 million in the three months ended October 31, 2006. We currently anticipate that total capital expenditures for all of our divisions for the remainder of fiscal 2008, excluding the purchase of our main office building, will be in the $15 million to $20 million range. We expect to fund our capital expenditures with our cash, cash equivalents and marketable securities on hand. From time to time, we may also finance a portion of our capital expenditures through capital leases.

On September 19, 2007, we entered into an agreement for the purchase of our main office building in exchange for approximately $22.8 million in cash and the assumption of the remainder of the existing mortgage on the building in the approximate amount of $27.2 million for a total purchase price of $50.0 million. The purchase is subject to certain customary conditions and contingencies. We expect the closing to occur during the second or third quarter of fiscal 2008.

In the three months ended October 31, 2007 and 2006, IDT Carmel Portfolio Management purchased debt portfolios for $36.9 million and $6.4 million, respectively, and IDT Carmel’s principal collections and proceeds from resale of debt portfolios totaled $6.9 million and $4.1 million, respectively. Our total investment in debt portfolios through FFPM Carmel Holdings I, LLC will depend on the size of the portfolios provided by the selling bank, to a maximum commitment of $125 million for the 12-monthly portfolios. As of October 31, 2007, FFPM Carmel Holdings I, LLC’s maximum remaining outstanding commitment was $20.1 million.

In the three months ended October 31, 2007 and 2006, cash used for investments and acquisitions was $11.9 million and $0.4 million, respectively. Cash used for investments and acquisitions includes cash used for additional investments in pooled investment vehicles including hedge funds of $11.0 million in the three months ended October 31, 2007.

We sold a building in Newark, New Jersey in the three months ended October 31, 2007 and received cash of $5.4 million from the sale. We recorded a $4.1 million gain on the sale of the building in the three months ended October 31, 2007.

In the first quarter of fiscal 2007, we completed the sale of IDT Entertainment to Liberty Media Corporation for (i) 14.9 million shares of our Class B common stock and Liberty Media’s approximate 4.8% interest in IDT Telecom, (ii) $220.0 million in cash, net of certain working capital adjustments, (iii) the repayment of $58.7 million of IDT Entertainment’s intercompany indebtedness payable to IDT and (iv) the assumption of all of IDT Entertainment’s existing indebtedness. In addition, we would have to pay Liberty Media up to $3.5 million if the net equity value of IDT Entertainment over the five-year period following the closing of the transaction or a shorter period under specified circumstances does not exceed $439 million. We recognized a gain of $205.2 million in fiscal 2007 in connection with the sale, of which $198.2 million was recognized in the three months ended October 31, 2006.

In the first quarter of fiscal 2007, we sold our United Kingdom-based consumer phone services business, Toucan, to Pipex Communications plc for $38.4 million in cash (including the assumption of intercompany obligations owed to IDT and its subsidiaries) and 43.2 million Pipex ordinary shares, which were subsequently sold for $7.9 million. We recognized a gain of $44.7 million in fiscal 2007 in connection with the sale, of which $41.8 million was recognized in the three months ended October 31, 2006.

Financing Activities

We distributed to the minority equity holders of our Union Telecard Alliance subsidiary and its consolidated partners $1.1 million and $4.2 million in cash in the three months ended October 31, 2007 and 2006, respectively. Repayments of borrowings were $0.7 million and $0.6 million in the three months ended October 31, 2007 and 2006, respectively. We also repaid capital lease obligations of $4.5 million and $5.9 million in the three months ended October 31, 2007 and 2006, respectively. In the three months ended October 31, 2006, we received $1.1 million in proceeds from the exercise of our stock options and proceeds from borrowings were $1.3 million. There were no stock option exercises and no new borrowings in the three months ended October 31, 2007.

In June 2006, our Board of Directors authorized a stock repurchase program for the repurchase of up to an aggregate of 25 million shares of our Class B common stock and common stock, without regard to class. In the three months ended October 31, 2007, we repurchased an aggregate of 4.9 million shares of our common stock and Class B common stock for an aggregate purchase price of $38.2 million. As of October 31, 2007, 18.0 million shares remained available for repurchase under our stock repurchase program.

On October 24, 2007, our Board of Directors authorized us to enter into a Rule 10b5-1 plan to facilitate further repurchases of our Class B common stock and common stock within our stock repurchase program. The Rule 10b5-1 plan, which was effective on November 5, 2007 and expires upon the re-opening of the trading window under our insider trading policy occurring on or after December 16, 2007, covers up to the total number of shares that remain available for repurchase under our stock repurchase program. A Rule 10b5-1 plan allows us to execute trades during periods when we would ordinarily not be permitted to do so because we may be in possession of material non-public information, because of insider trading laws or because of self-imposed trading blackout periods. A broker chosen by us will have the authority, under the price, terms and limitations set forth in the Rule 10b5-1 plan, to repurchase shares on our behalf. Because the repurchases under the Rule 10b5-1 plan will be tied to certain share prices, there is no guarantee as to the exact number of shares that will be repurchased under the plan, or that there will be any repurchases at all pursuant to the plan.

Changes in Trade Accounts Receivable and Allowance for Doubtful Accounts

Gross trade accounts receivable decreased $24.1 million from $191.4 million at July 31, 2007 to $167.3 million at October 31, 2007 mostly due to collections of accounts receivable and reductions in revenues. The allowance for doubtful accounts as a percentage of gross trade accounts receivable increased from 10.3% at July 31, 2007 to 12.3% at October 31, 2007 due primarily to an increase in the allowance and a decrease in gross trade accounts receivable.

Other Sources and Uses of Resources

We intend to, where appropriate, make strategic investments and acquisitions to complement, expand and/or enter into new businesses. In considering acquisitions and investments, we search for opportunities to profitably grow our existing businesses, to add qualitatively to the range of businesses in the IDT portfolio and to achieve operational synergies. At this time, we cannot guarantee that we will be presented with acquisition opportunities that meet our return on investment criteria, or that our efforts to make acquisitions that meet our criteria will be successful. In addition from time to time, we have made strategic dispositions of certain businesses (such as Corbina Telecom, IDT Entertainment and Toucan). We continually evaluate our portfolio for opportunities to monetize select businesses where we deem appropriate.

We believe that, based upon our present business plan, and due to the balance of cash, cash equivalents and marketable securities we held as of October 31, 2007, our existing cash resources will be sufficient to meet our currently anticipated working capital and capital expenditure requirements, and to fund any potential operating cash flow deficits within any of our segments for at least the next twelve months. If our results differ from our current expectations, or if we acquire the business or assets of another company, we might need to raise additional capital from equity or debt sources. There can be no assurance that we would be able to raise such capital on favorable terms or at all.

Foreign Currency Risk

Revenues from our international operations represented 35.6% and 29.4% of our consolidated revenues from continuing operations for the three months ended October 31, 2007 and 2006, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset the majority of these non dollar-denominated revenues with operating expenses that are paid in the same currencies. As such, the net amount of our exposure to foreign currency exchange rate changes is generally not material.

Recently Issued Accounting Standards and Standards Not Yet Adopted

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

In addition to, but separate from our primary business, we hold a portion of our total asset portfolio in pooled investment vehicles including hedge funds for strategic and speculative purposes. As of October 31, 2007, the carrying value of such investments was $127.5 million out of a total of cash, cash equivalents, marketable securities and investments of $542.1 million. Investments in hedge funds carry a degree of risk, and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that the managers of the hedge funds in which we have invested will be able to accurately predict these price movements. In order to minimize our exposure to such risk, we attempt to ensure that our hedge fund portfolio remains diversified, and it is managed by the Investment Committee, which reports to the Audit Committee of our Board of Directors, with the assistance of professional investment advisers utilized by the Company. Nevertheless, the securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our interests in these funds may go down as well as up and we may not receive, upon redemption, the amounts originally invested.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 12 to the Condensed Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

We are subject to other legal proceedings, which have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurances in this regard, in the opinion of management, none of the legal proceedings to which we are a party will have a material adverse effect on our results of operations, cash flows, or our financial condition.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended July 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by the Company of its shares during the first quarter of fiscal 2008:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1—31, 2007	0	$0	0	22,891,200

September 1—30, 2007 (2)	134	$8.28	0	22,891,200

October 1—31, 2007 (3)	4,895,200	$7.77	4,895,200	17,996,000

Total	4,895,334	$7.77	4,895,200

(1)	Under our existing stock repurchase program, approved by our Board of Directors on June 13, 2006, we are authorized to repurchase up to an aggregate of 25 million shares of our Class B common stock and our common stock, without regard to class.
(2)	Consists of shares of Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted stock. Such shares are repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.
(3)	Consists of shares of Class B common stock purchased pursuant to the stock repurchase program, resulting in an aggregate of 17,996,000 shares that may yet be purchased under the stock repurchase program.

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

IDT CORPORATION

December 10, 2007	By:	/s/ JAMES A. COURTER
James A. Courter Chief Executive Officer and Vice-Chairman (Principal Executive Officer)

December 10, 2007	By:	/s/ MARC J. OPPENHEIMER
Marc J. Oppenheimer Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)