Form 10-Q
period 2008-01-31
IDT CORP
filed 2008-03-11
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of March 1, 2008, the registrant had the following shares outstanding:

Common Stock, $.01 par value:	14,631,723 shares outstanding (excluding 10,443,137 treasury shares)
Class A common stock, $.01 par value:	9,816,988 shares outstanding
Class B common stock, $.01 par value:	50,952,794 shares outstanding (excluding 12,577,661 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

IDT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2008	July 31, 2007
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$149,965	$153,845
Marketable securities	130,266	388,140
Trade accounts receivable, net of allowance for doubtful accounts of $19,796 at January 31, 2008 and $19,654 at July 31, 2007	168,788	164,802
Arbitration award receivable	42,934	—
Prepaid expenses	24,966	28,920
Other current assets	91,675	60,452

Total current assets	608,594	796,159
Property, plant and equipment, net	232,454	251,318
Goodwill	101,801	101,515
Licenses and other intangibles, net	11,308	13,824
Investments	130,411	119,052
Deferred income tax assets, net	233,856	—
Other assets	96,562	78,465

Total assets	$1,414,986	$1,360,333

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$56,856	$47,467
Accrued expenses	240,960	288,017
Deferred revenue	100,384	112,757
Capital lease obligations—current portion	21,808	21,049
Notes payable—current portion	4,208	8,095
Other current liabilities	7,021	17,598

Total current liabilities	431,237	494,983
Income taxes payable	363,303	—
Deferred income tax liabilities, net	—	105,049
Capital lease obligations—long-term portion	14,189	23,401
Notes payable—long-term portion	81,451	82,847
Other liabilities	11,892	12,928

Total liabilities	902,072	719,208
Minority interests	9,073	10,963
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Common stock, $.01 par value; authorized shares—100,000; 25,075 and 25,075 shares issued and 14,632 and 14,996 shares outstanding at January 31, 2008 and July 31, 2007, respectively	251	251
Class A common stock, $.01 par value; authorized shares—35,000; 9,817 shares issued and outstanding at January 31, 2008 and July 31, 2007	98	98
Class B common stock, $.01 par value; authorized shares—200,000; 63,530 and 63,261 shares issued and 51,060 and 56,043 shares outstanding at January 31, 2008 and July 31, 2007, respectively	635	633
Additional paid-in capital	715,052	711,103
Treasury stock, at cost, consisting of 10,443 and 10,079 shares of common stock and 12,470 and 7,218 shares of Class B common stock at January 31, 2008 and July 31, 2007, respectively	(284,218)	(240,355)
Accumulated other comprehensive (loss) income	(151)	10,750
Retained earnings	72,174	147,682

Total stockholders’ equity	503,841	630,162

Total liabilities and stockholders’ equity	$1,414,986	$1,360,333

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
	(In thousands, except per share data)
Revenues	$476,737	$512,500	$944,791	$1,034,826
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	373,648	411,369	740,112	810,239
Selling, general and administrative (i)	117,765	108,728	233,143	219,639
Bad debt	18,987	1,481	21,295	4,381
Depreciation and amortization	16,748	19,943	34,567	39,976
Restructuring and severance charges	2,439	1,246	4,182	6,326

Total costs and expenses	529,587	542,767	1,033,299	1,080,561
Arbitration award	—	—	40,000	—
Gain on sale of U.K.-based Toucan business	—	2,918	—	44,671

Loss from operations	(52,850)	(27,349)	(48,508)	(1,064)
Interest income, net	3,224	5,153	5,602	8,756
Other (expense) income, net	(7,618)	365	(1,285)	(1,421)

(Loss) income from continuing operations before minority interests and income taxes	(57,244)	(21,831)	(44,191)	6,271
Minority interests	(9)	(2,642)	(635)	(6,360)
Provision for income taxes	(2,984)	(2,492)	(6,819)	(4,026)

Loss from continuing operations	(60,237)	(26,965)	(51,645)	(4,115)
Discontinued operations, net of tax:
Loss from discontinued operations	—	—	—	(7,165)
(Loss) gain on sale of discontinued operations	(2,232)	—	(4,044)	198,235

Total discontinued operations	(2,232)	—	(4,044)	191,070

Net (loss) income	$(62,469)	$(26,965)	$(55,689)	$186,955

Earnings per share:
Basic and diluted:
Loss from continuing operations	$(0.80)	$(0.33)	$(0.67)	$(0.05)
Total discontinued operations	(0.03)	—	(0.05)	2.30

Net (loss) income	$(0.83)	$(0.33)	$(0.72)	$2.25

Weighted-average number of shares used in calculation of basic and diluted earnings per share	75,022	80,728	77,323	82,930

(i) Stock-based compensation included in selling, general and administrative expenses	$1,792	$2,738	$3,222	$4,451

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended January 31,
	2008	2007
	(In thousands)
Net cash used in operating activities	$(114,317)	$(44,716)
Investing activities
Capital expenditures	(13,618)	(16,553)
(Issuance) collection of notes receivable, net	(595)	275
Investments and acquisitions, net of cash acquired	(17,969)	(3,581)
Proceeds from sale of investments	3,382	—
Proceeds from sale of building	4,872	—
Proceeds from sale of IDT Entertainment, net of cash sold and transaction costs	—	261,604
Proceeds from sale of U.K.-based Toucan business, net of transaction costs	—	38,380
Purchase of debt portfolios	(67,331)	(19,157)
Principal collections and proceeds from resale of debt portfolios	12,130	6,261
Proceeds from sales and maturities of marketable securities	593,396	876,041
Purchases of marketable securities	(349,514)	(898,292)

Net cash provided by investing activities	164,753	244,978
Financing activities
Distributions to minority shareholders of subsidiaries	(2,941)	(8,005)
Proceeds from exercises of stock options	94	4,103
Proceeds from employee stock purchase plan	808	1,075
Proceeds from sale leaseback transactions on capital leases	—	13,283
Repayments of capital lease obligations	(9,237)	(10,741)
Repayments of borrowings	(1,374)	(1,345)
Repurchases of common stock and Class B common stock	(44,036)	(2,476)

Net cash used in financing activities	(56,686)	(4,106)
Discontinued operations
Net cash used in operating activities	—	(20,261)
Net cash provided by investing activities	—	3,847
Net cash provided by financing activities	—	7,536

Net cash used in discontinued operations	—	(8,878)
Effect of exchange rate changes on cash and cash equivalents	2,370	1,780

Net (decrease) increase in cash and cash equivalents	(3,880)	189,058
Cash and cash equivalents, beginning of period	153,845	151,192 (*)

Cash and cash equivalents, end of period	$149,965	$340,250

Supplemental schedule of non-cash investing and financing activities
Receipt of the Company’s Class B common stock and IDT Telecom shares as part of the proceeds from the sale of IDT Entertainment	$—	$226,649

Receipt of marketable securities as part of the proceeds from the sale of U.K.-based Toucan business	$—	$7,851

(*)	Includes cash and cash equivalents of discontinued operations of $32.1 million as of July 31, 2006.

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation. Operating results for the three and six months ended January 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2008. The balance sheet at July 31, 2007 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2007, as filed with the U.S. Securities and Exchange Commission.

The Company records Universal Service Fund (“USF”) charges that are billed to customers on a gross basis in its results of operations, and records other taxes and surcharges on a net basis. USF charges in the amount of $1.0 million and $2.1 million in the three and six months ended January 31, 2008, respectively, and $2.5 million and $6.1 million in the three and six months ended January 31, 2007, respectively, were recorded on a gross basis.

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

As of August 1, 2007, the Company had unrecognized tax benefits of $311.8 million that if recognized would have a favorable impact on the Company’s effective tax rate. The Company does not anticipate any significant increase or decrease in its unrecognized tax benefits within the next twelve months. The Company believes it has adequately provided for all tax positions, however amounts asserted by taxing authorities could be greater than the accrued amounts. Accordingly, additional tax provisions may be recorded in the future as revised estimates are made or the underlying matters are settled or resolved.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company classifies interest and penalties on income taxes as a component of income tax expense. As of August 1, 2007, accrued interest relating to the unrecognized tax benefits was $46.8 million. In the six months ended January 31, 2008, the Company recorded additional interest of $4.7 million. As of January 31, 2008, accrued interest relating to the unrecognized tax benefits was $51.5 million.

In fiscal 2006, the Internal Revenue Service (“IRS”) commenced an audit of the Company’s fiscal 2001, 2002, 2003 and 2004 federal tax returns that is still in process. Should an assessment by the IRS result from the audit, the Company may be liable for income taxes, interest and penalties, which could have an adverse effect on the Company’s results of operations, cash flows and financial condition. The Company currently remains subject to examinations of its tax returns as follows: U.S. federal tax returns for fiscal 2005 to 2007, state and local tax returns generally for fiscal 2001 to 2007 and foreign tax returns generally for fiscal 2002 to 2007.

Note 3—Arbitration Award

On November 26, 2007, the Company announced that its Net2Phone Cable Telephony subsidiary, which is included in its Wholesale Telecommunications Services segment, was awarded approximately €23 million, plus interest from November 2005, in an arbitration proceeding against Altice One S.A. and certain of its affiliates. The arbitration proceeding related to Altice’s termination of cable telephony license agreements Net2Phone had entered into in November 2004. The Company recorded a gain of $40.0 million for this arbitration award, including accrued interest, in the six months ended January 31, 2008. The payment has not been received as of the date of this Quarterly Report on Form 10-Q.

Note 4—Purchased Debt Portfolios

The Company accounts for investments in purchased debt portfolios using the effective yield method for substantially all of its debt portfolios, since the Company believes it has sufficient experience to reasonably predict the timing and amount of collections. In fiscal 2007, the Company’s first full year of operations in the debt acquisition business, the cost recovery method was primarily used as the Company was developing the experience necessary to reasonably predict the timing and amount of collections from the individual portfolios purchased. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio.

The change in the carrying value of the purchased debt portfolios is as follows:

Six Months Ended January 31, 2008
(in thousands)
Balance, beginning of period	$51,112
Purchases of debt portfolios	67,331
Collections	(32,294)
Proceeds from portfolio sales applied to carrying value	(1,300)
Revenue recognized	21,464
Provision for bad debt	(16,052)

Balance, end of period	90,261
Less current portion included in other current assets	(24,823)

Long term portion included in other assets	$65,438

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of January 31, 2008, the original undiscounted contractual amount less collections since acquisition was $1.7 billion.

During the six months ended January 31, 2008, debt portfolios were purchased with a face value of $756.2 million for $67.3 million. The estimated cash flows expected to be collected at the date of acquisition for these portfolios was approximately $125.6 million.

Purchases during the six months ended January 31, 2008 include $0.7 million for debt portfolios accounted for using the cost recovery method. As of January 31, 2008, the carrying value of debt portfolios accounted for using the cost recovery method was $0.1 million.

Accretable yield represents the amount of revenue expected over the remaining life of the investment in purchased debt portfolios. The change in accretable yield for the debt portfolios accounted for using the effective yield method is as follows:

Six Months Ended January 31, 2008
(in thousands)
Balance, beginning of period	$56,963
Additions	59,603
Revenue recognized	(19,976)
Adjustments	(180)

Balance, end of period	$96,410

The change in the provision for bad debt of the portfolios is as follows:

Six Months Ended January 31, 2008
(in thousands)
Balance, beginning of period	$—
Provision for bad debt	16,052
Uncollectible accounts written-off	(5,148)

Balance, end of period	$10,904

In the six months ended January 31, 2008, the Company recorded bad debt expense of $16.1 million as a result of lower than expected cash collections to date and decreases in the estimated future cash collections for certain pools of portfolios.

Note 5—Sale of IDT Entertainment

In the first quarter of fiscal 2007, the Company completed the sale of IDT Entertainment to Liberty Media Corporation for (i) 14.9 million shares of IDT Class B common stock and Liberty Media’s approximate 4.8% interest in IDT Telecom, (ii) $220.0 million in cash, net of certain working capital adjustments, (iii) the repayment of $58.7 million of IDT Entertainment’s intercompany indebtedness payable to IDT and (iv) the

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assumption of all of IDT Entertainment’s existing indebtedness. The Company is also eligible to receive additional consideration from Liberty Media based upon any appreciation in the value of IDT Entertainment over the five-year period following the closing of the transaction or a shorter period under specified circumstances (“Contingent Value”), equal to 25% of the excess, if any, of the net equity value of IDT Entertainment over $453 million. However, the Company would have to pay Liberty Media up to $3.5 million if the Contingent Value does not exceed $439 million. The Company recognized a gain of $205.2 million in fiscal 2007 in connection with the sale, of which $198.2 million was recognized in the first quarter of fiscal 2007. Loss on sale of discontinued operations in the three and six months ended January 31, 2008 of $2.2 million and $4.0 million, respectively, included compensation, taxes and the costs of a lawsuit, all of which arose from and were directly related to the operations of IDT Entertainment prior to its disposal.

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

Six months ended January 31, 2007
(in thousands)
Revenue	$17,905

Loss before income taxes	$(6,995)

Net loss	$(7,165)

Note 6—Sale of Toucan

In the first quarter of fiscal 2007, the Company completed the sale of its United Kingdom-based consumer phone services business, Toucan, to Pipex Communications plc in exchange for $38.4 million in cash (including the assumption of intercompany obligations owed to IDT and its subsidiaries) and 43.2 million Pipex ordinary shares, which were later sold for $7.9 million. Toucan was launched in November 2003 and marketed local, long distance, broadband and wireless communications services in the United Kingdom. Pursuant to the terms of the agreement, Pipex assumed Toucan’s existing customer base and those employees supporting its operations. The Company provided Toucan with termination, call center and other support services. As a result of these continuing services, the sale did not meet the criteria to be reported as a discontinued operation. Toucan’s historical results of operations are included in the Company’s Consumer Phone Services segment. The Company’s results of operations for the six months ended January 31, 2007 included revenues generated by Toucan’s operations of $16.4 million and loss from operations of $2.6 million. The Company recognized a gain of $44.7 million in fiscal 2007 in connection with the sale.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Stock Repurchases

In June 2006, the Company’s Board of Directors authorized a stock repurchase program for the repurchase of up to an aggregate of 25 million shares of the Company’s Class B common stock and common stock, without regard to class. In the six months ended January 31, 2008, the Company repurchased an aggregate of 5.6 million shares of common stock and Class B common stock for an aggregate purchase price of $44.0 million. As of January 31, 2008, 17.3 million shares remain available for repurchase under the stock repurchase program.

In the six months ended January 31, 2008 and 2007, the Company acquired an aggregate of 9.6 thousand and 0.2 million shares, respectively, of its Class B common stock held by certain of its employees for $0.1 million and $2.5 million, respectively, to satisfy the employees’ tax withholding obligations in connection with the vesting of restricted stock awards. Such shares are repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

Note 8—Earnings Per Share

The Company computes earnings per share under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, whereby basic earnings per share is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share, except that the number of shares is increased to include non-vested restricted stock and to assume exercise of potentially dilutive stock options and contingently issuable shares using the treasury stock method, unless the effect of such increase is anti-dilutive. For the three and six months ended January 31, 2008 and 2007, the diluted earnings per share amounts equal basic earnings per share because the Company had losses from continuing operations and the impact of the assumed exercise of stock options and non-vested restricted stock would have been anti-dilutive. Accordingly, the following securities have been excluded from the dilutive earnings per share computation:

	Six Months Ended January 31,
	2008	2007
	(In thousands)
Stock options	7,516	5,806
Non-vested restricted stock	682	992
Contingently issuable shares	55	48

Total	8,253	6,846

Note 9—Comprehensive (Loss) Income

The Company’s comprehensive (loss) income consists of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
	(in thousands)
Net (loss) income	$(62,469)	$(26,965)	$(55,689)	$186,955
Foreign currency translation adjustments	(1,348)	3,140	(7,965)	3,589
Unrealized (loss) gains on available-for-sale securities	(9,864)	2,539	(2,936)	9,688

Comprehensive (loss) income	$(73,681)	$(21,286)	$(66,590)	$200,232

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Restructuring and Severance Charges

The Company’s restructuring and severance charges consist of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
	(in thousands)
Prepaid Products	$437	$501	$841	$2,049
Consumer Phone Services	4	70	61	278
Wholesale Telecommunications Services	675	828	1,353	3,294
IDT Energy	89	—	89	—
IDT Capital	992	(371)	847	489
Corporate	242	218	991	216

Total	$2,439	$1,246	$4,182	$6,326

The charges in the three and six months ended January 31, 2008 and 2007 consist primarily of severance charges relating to a company-wide cost savings program initiated towards the end of the third quarter of fiscal 2006. As of January 31, 2008, this program resulted in the termination of approximately 1,100 employees.

The following table summarizes the remaining reserve balances related to the Company’s restructuring activities (substantially all of which relates to workforce reductions):

	Balance at July 31, 2007	Charged to Expense	Payments	Non-cash Charges and Other	Balance at January 31, 2008
	(in thousands)
IDT Telecom	$8,711	$2,255	$(8,393)	$(480)	$2,093
IDT Energy	—	89	(89)	—	—
IDT Capital	834	847	(798)	(211)	672
Corporate	8,250	991	(5,382)	135	3,994

Total	$17,795	$4,182	$(14,662)	$(556)	$6,759

Note 11—Business Segment Information

The Company has the following five reportable business segments: Prepaid Products, Consumer Phone Services, Wholesale Telecommunications Services, IDT Energy and IDT Carmel. All other operating segments that are not reportable individually are collectively called IDT Capital. Prepaid Products, Consumer Phone Services and Wholesale Telecommunications Services comprise the IDT Telecom division. The operating results of these business segments are distinguishable and are regularly reviewed by the Company’s chief operating decision maker.

In the first quarter of fiscal 2008, Wholesale Telecommunications Services began charging for the telecommunications services it provides to other segments. Wholesale Telecommunications Services provides services primarily to Prepaid Products and to external customers. Wholesale Telecommunications Services currently charges Prepaid Products at a rate of cost plus an agreed mark-up for its services. The costs of connectivity and operating the network assets, which historically were allocated to the Prepaid Products and Wholesale Telecommunications Services segments, are now allocated primarily to the Wholesale

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Telecommunications Services segment. The Company’s management believes that this change in structure better reflects the results of operations of both Wholesale Telecommunications Services as a carrier services provider and Prepaid Products as a provider of calling cards and other prepaid products. In addition, in the first quarter of fiscal 2008, Ethnic Grocery Brands and certain other businesses that were historically included in IDT Capital were transferred to IDT Telecom’s Prepaid Products segment. In the second quarter of fiscal 2008, the Company began reporting IDT Carmel as a separate reportable segment, therefore IDT Carmel is no longer included in IDT Capital. To the extent possible, comparative historical results have been reclassified and restated as if the current business segment structure existed in all periods presented, although these results may not be indicative of the results which would have been achieved had the business segment structure been in effect during those periods.

The Prepaid Products segment markets and sells primarily prepaid and rechargeable calling cards and prepaid wireless phone services. The Consumer Phone Services segment provides consumer local and long distance services. The Wholesale Telecommunications Services segment consists of wholesale carrier services provided to affiliates as well as other telecommunications companies, and cable telephony services. The IDT Energy segment includes the Company’s Energy Services Company, or ESCO, in New York State and American Shale Oil Corporation, which manages the Company’s U.S. oil shale ventures. IDT Carmel operates the Company’s receivables portfolio management and collection businesses. IDT Capital consists of the IDT Local Media businesses (principally CTM Brochure Display and WMET radio), IDT Internet Mobile Group (Zedge, a website providing a creation and distribution platform for mobile content and IDW, a comics, graphics novel, and children’s book publisher that creates and licenses original IP) and other smaller businesses. Corporate costs include certain services, such as corporate executive compensation, treasury, tax and accounting services, corporate governance including Board of Directors’ fees, internal and external audit, public and investor relations, corporate insurance, corporate legal, and business development, and other corporate-related general and administrative expenses including, among others, facilities costs, charitable contributions and travel and entertainment, as well as depreciation expense on corporate assets. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

The Company evaluates the performance of its business segments based primarily on operating income (loss).

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating results for the business segments of the Company are as follows:

(in thousands)	Prepaid Products	Consumer Phone Services	Wholesale Telecommunications Services	IDT Energy	IDT Carmel	IDT Capital	Corporate	Total
Three Months Ended January 31, 2008
Total revenues	$202,868	$23,012	$264,375	$65,068	$12,362	$12,969	$—	$580,654
Intersegment revenues	—	—	(103,917)	—	—	—	—	(103,917)

Net revenues	202,868	23,012	160,458	65,068	12,362	12,969	—	476,737
Operating (loss) income	(15,087)	4,008	1,865	1,938	(12,171)	(14,414)	(18,989)	(52,850)
Restructuring and severance charges	437	4	675	89	—	992	242	2,439
Three Months Ended January 31, 2007
Total revenues	$251,601	$34,261	$314,580	$51,934	$824	$12,762	$—	$665,962
Intersegment revenues	—	—	(153,462)	—	—	—	—	(153,462)

Net revenues	251,601	34,261	161,118	51,934	824	12,762	—	512,500
Operating (loss) income	(19,473)	8,368	(1,258)	3,624	(1,980)	(2,883)	(13,747)	(27,349)
Restructuring and severance charges	501	70	828	—	—	(371)	218	1,246
Six Months Ended January 31, 2008
Total revenues	$411,758	$48,273	$544,485	$107,144	$22,029	$26,644	$—	$1,160,333
Intersegment revenues	—	—	(215,542)	—	—	—	—	(215,542)

Net revenues	411.758	48,273	328,943	107,144	22,029	26,644	—	944,791
Operating (loss) income	(31,027)	9,228	43,964	3,609	(10,183)	(24,079)	(40,020)	(48,508)
Restructuring and severance charges	841	61	1,353	89	—	847	991	4,182
Six Months Ended January 31, 2007
Total revenues	$512,394	$88,063	$629,665	$88,152	$2,703	$25,775	$—	$1,346,752
Intersegment revenues	—	—	(311,926)	—	—	—	—	(311,926)

Net revenues	512,394	88,063	317,739	88,152	2,703	25,775	—	1,034,826
Operating (loss) income	(19,753)	51,947	(4,873)	8,490	(2,174)	(7,182)	(27,519)	(1,064)
Restructuring and severance charges	2,049	278	3,294	—	—	489	216	6,326

Operating income of Wholesale Telecommunications Services in the six months ended January 31, 2008 includes the arbitration award of $40.0 million (see Note 3). Operating income of Consumer Phone Services in the three and six months ended January 31, 2007 includes the gain from the sale of Toucan, the Company’s United Kingdom-based consumer phone services business, of $2.9 million and $44.7 million, respectively (see Note 6).

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Legal Proceedings and Contingencies

On May 5, 2004, the Company filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. The Company alleged that the defendants breached a settlement agreement that they had entered into with the Company to resolve certain disputes and civil actions among the parties. The Company alleged that the defendants did not provide the Company, as required under the settlement agreement, free of charge and for the Company’s exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement) (“Wavelengths”) on a global undersea fiber optic network that TyCom Ltd. was deploying at that time. In June 2004, Tyco International (US) Inc. and Tyco Telecommunications (US) Inc. asserted several counterclaims against the Company, alleging that the Company breached the settlement agreement and is liable for damages for allegedly refusing to accept the defendants’ offer regarding the Wavelengths referenced in the settlement agreement and for making a public statement that Tyco failed to provide the Company with the use of its Wavelengths. The parties completed pre-trial discovery and each party filed motions for summary judgment. On July 11, 2007, the Court granted the Company’s motion for partial summary judgment on liability, and granted its motion for summary judgment on Tyco’s counterclaims. On November 21, 2007, Tyco filed a notice of appeal of the order granting the Company’s motion for summary judgment on liability. On January 24, 2008, the Appellate Court granted a motion made by Tyco and stayed proceedings in the trial court until the appeal is decided. The appeal was heard on February 21, 2008 and the parties are awaiting a decision.

On March 29, 2004, D. Michael Jewett (“Jewett”), a former employee whose employment the Company terminated less than seven months after he was first hired, filed a complaint against the Company in the United States District Court, District of New Jersey, following his termination. The complaint alleges (i) violations of the New Jersey Anti-Racketeering Statute; (ii) violations of the New Jersey Conscientious Employee Protection Act (“CEPA”); (iii) violations of the New Jersey Law Against Discrimination (“LAD”); (iv) common law defamation; and (v) New Jersey common law intentional infliction of emotional distress (“IIED”). Jewett is seeking damages of $31 million, plus attorneys’ fees. The Court dismissed the Anti-Racketeering claim and a portion of the LAD claim; and narrowed the remaining claims described above. On January 25, 2006, Jewett filed an amended supplemental pleading which the Company moved to dismiss. Plaintiff opposed the Company’s motion. On September 11, 2007, Judge Chesler issued an order which dismissed the CEPA and LAD claims, without prejudice, against all individual defendants with the exception of Jewett’s direct supervisor. Judge Chesler also granted in part and denied in part the Company’s motion to dismiss the supplemental complaint. Judge Chesler dismissed plaintiff’s abuse of process and defamation claims with prejudice. However, the judge denied the motion to dismiss the count for IIED. Thereafter, defendants were permitted to file another motion to dismiss plaintiff’s IIED claim in the amended supplemental complaint, which the plaintiff opposed. On February 19, 2008, Judge Chesler issued an Opinion and Order dismissing plaintiff’s IIED claim. Plaintiff also sought leave to amend his complaint and supplemental complaint to add some additional claims, which was denied as well. The parties are engaged in discovery.

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

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 1, 2006, the Company filed a complaint in the United States District Court for the District of New Jersey alleging that eBay, Inc., Skype Technologies SA, Skype, Inc. and several as of yet unidentified business entities (collectively, “Skype”) infringed patents owned by the Company. The Company’s complaint was amended to include claims for Skype’s alleged infringement of additional patents, all owned by the Company. The lawsuit seeks, among other things, an injunction enjoining Skype from infringing these patents and monetary damages in connection with Skype’s alleged infringement. Skype has answered the complaint and amended complaints, denying any liability with respect to the Company’s claims. On February 20, 2008, eBay, Inc. filed a complaint in the United States District Court for the Western District of Arkansas alleging that IDT Corporation, Net2Phone, Inc., IDT Telecom, Inc. and Union Telecard Alliance, LLC infringed U.S. Patent No. 6,067,350 that is owned by eBay, Inc. The lawsuit seeks, among other things, an injunction enjoining the Company from infringing the patent and monetary damages in connection with the Company’s alleged infringement. The time for the Company to answer or move against the complaint has not yet expired.

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

The Company’s U.S. calling card business, which is included within the Prepaid Products segment, records accruals for various telecom regulatory agency fees including: Telecommunications Relay Services Fund (TRS), Federal Communications Commission (FCC) and Universal Service Fund (USF). As of January 31, 2008, the accrued expense balance for these fees was $35.5 million. This balance reflects what the Company believes at this time to be its liability for all such fees, given the methodologies used by the Universal Service Administration Corporation (USAC) for calculation of USF related fees. The USAC recently completed an audit of the Company’s Form 499-A filings for calendar years 2005 and 2006. The results of the audit are pending as of the date of this Quarterly Report on Form 10-Q.

Note 13—Commitments

On January 15, 2008, the Company entered into a binding Letter of Intent to acquire a 75% interest in E.G.L. Oil Shale, L.L.C. (“EGL”). EGL is one of three holders of 10-year leases granted by the U.S. Bureau of Land Management (“BLM”) to research, test and demonstrate the potential for commercial oil shale production in western Colorado. Proceeds from the Company’s investment will be used to fund EGL’s research, development and demonstration (“RD&D”) plan. Once EGL demonstrates the economic and environmental

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

viability of its technology, it will have the opportunity to expand its lease to 5,120 acres for commercial development. The closing is subject to various conditions and may be subject to regulatory approval. The purchase price for the 75% interest in EGL is cash of $2.5 million. The Company committed to contribute at least an aggregate of $8.5 million in 2008 and 2009 to fund a portion of EGL’s RD&D project costs. In February 2008, the Company formed a new division, the American Shale Oil Corporation, to manage the Company’s U.S. oil shale ventures including EGL. The Company anticipates investing at least $50 million on investments and development of opportunities in this industry.

The Company has entered into purchase commitments of approximately $1.7 million as of January 31, 2008. In February 2005, the Company entered into a multi-year agreement to grant a telecommunications service provider the right to service certain of its domestic and international wireless traffic. Terms of the agreement are based on a minimum purchase of $75 million of services from the telecommunications service provider through October 2009. As of January 31, 2008, telecommunications services of approximately $17 million have been purchased.

As of January 31, 2008, the Company had commitments to invest up to an additional $9.2 million in two hedge funds when required by the General Partners of the funds.

As of January 31, 2008, the Company had letters of credit outstanding totaling $54.0 million, the majority of which expire by January 31, 2009. Cash and cash equivalents of $1.6 million and $2.4 million that serve as collateral was restricted against such letters of credit, and is included in “Cash and cash equivalents” in the Company’s condensed consolidated balance sheets as of January 31, 2008 and July 31, 2007, respectively. Also, current marketable securities of $54.3 million and $76.3 million was restricted primarily against letters of credit, and is included in “Marketable securities” in the Company’s condensed consolidated balance sheets as of January 31, 2008 and July 31, 2007, respectively.

Note 14—Recently Issued Accounting Standards Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, however, for some entities, the application of this Statement will change current practice. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). The Company is required to adopt SFAS 157 effective August 1, 2008, except for the items within the scope of FSP 157-2, for which the Company is required to adopt SFAS 157 effective August 1, 2009. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

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

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS 141(R) establishes principles and requirements for how the acquirer: (a) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 (R) requires the acquiring entity in a business combination to recognize the full fair value of the assets acquired and liabilities assumed in the transaction at the acquisition date; the immediate expense recognition of transaction costs; and accounting for restructuring plans separately from the business combination, among other things. The Company is required to apply SFAS 141(R) to business combinations with an acquisition date on or after August 1, 2009. SFAS 141 (R) fundamentally changes many aspects of existing accounting requirements for business combinations. As such, if the Company enters into any business combinations after the adoption of SFAS 141 (R), a transaction may significantly impact the Company’s financial position and results of operations, but not cash flows, when compared to acquisitions accounted for under current U.S. generally accepted accounting principles.

In December 2007, the FASB issued SFAS No.160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Also, SFAS 160 requires consolidated net income (loss) to include the amounts attributable to both the parent and the noncontrolling interest, and it requires disclosure of the amounts of net income (loss) attributable to the parent and to the noncontrolling interest. Finally, SFAS 160 requires increases and decreases in the noncontrolling ownership interest amount to be accounted for as equity transactions, and the gain or loss on the deconsolidation of a subsidiary will be measured using the fair value of any noncontrolling equity investment rather than the carrying amount of the retained investment. The Company is required to adopt SFAS 160 on August 1, 2009. Upon the adoption of SFAS 160, the Company must reclassify historical minority interests included in its consolidated balance sheet to stockholders’ equity, and reverse historical minority interests in its consolidated results of operations.

Note 15—Purchase of Building

On February 7, 2008, the Company completed the acquisition of its headquarters office building in exchange for $23.1 million in cash and the assumption of the remainder of the existing mortgage on the building in the amount of $26.9 million for a total purchase price of $50.0 million. In addition, an affiliate of the seller repaid its $16.9 million note payable to the Company that was secured by an interest in the building.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part II in this Quarterly Report on Form 10-Q and under Item 1A to Part I in our Annual Report on Form 10-K for the fiscal year ended July 31, 2007. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth herein and the other information set forth from time to time in our reports filed with the U.S. Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the year ended July 31, 2007.

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

•	IDT Energy, which includes our Energy Services Company, or ESCO, in New York State and American Shale Oil Corporation, which manages the Company’s U.S. oil shale ventures;

•	IDT Carmel, our receivables portfolio management and collection businesses;

•	IDT Local Media, which is primarily comprised of CTM Brochure Display, our brochure distribution company, and the WMET-AM radio station in the Washington D.C. metropolitan area; and

•

IDT Internet Mobile Group, a new media company that leverages digital, mobile, and traditional distribution mechanisms to create and distribute content. It does this through its Zedge and IDW arms. Zedge is a website and platform geared toward the production and distribution of mobile content. IDW is a comics, graphics novel, and children’s book publisher that creates and licenses original IP.

We also hold assets and operate other smaller or early-stage initiatives and operations, including intellectual property held in units of IDT Capital, IDT Spectrum, which holds a significant number of Federal Communications Commission licenses for commercial fixed wireless spectrum in the United States, IDT Global Israel, which is primarily comprised of call center operations, and certain real estate investments.

We conduct our business through the following five reportable segments: Prepaid Products, Consumer Phone Services and Wholesale Telecommunications Services, which comprise IDT Telecom, IDT Energy and IDT Carmel. All other operating segments that are not reportable individually are collectively called IDT Capital. IDT Capital includes the following businesses: IDT Local Media, IDT Internet Mobile Group and various other smaller lines of business.

Dispositions

Sale of IDT Entertainment

In the first quarter of fiscal 2007, we completed the sale of our IDT Entertainment segment to Liberty Media Corporation for (i) 14.9 million shares of our Class B common stock and Liberty Media’s approximate 4.8% interest in IDT Telecom, (ii) $220.0 million in cash, net of certain working capital adjustments, (iii) the repayment of $58.7 million of IDT Entertainment’s intercompany indebtedness payable to us and (iv) the assumption of all of IDT Entertainment’s existing indebtedness. We are also eligible to receive additional consideration from Liberty Media based upon any appreciation in the value of IDT Entertainment over the five-year period following the closing of the transaction or a shorter period under specified circumstances (“Contingent Value”), equal to 25% of the excess, if any, of the net equity value of IDT Entertainment over $453 million. However, we would have to pay Liberty Media up to $3.5 million if the Contingent Value does not exceed $439 million. We recognized a gain of $205.2 million in fiscal 2007 in connection with the sale, of which $198.2 million was recognized in the first quarter of fiscal 2007. Loss on sale of discontinued operations in the three and six months ended January 31, 2008 of $2.2 million and $4.0 million, respectively, included compensation, taxes and the costs of a lawsuit, all of which arose from and were directly related to the operations of IDT Entertainment prior to its disposal.

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

Six months ended January 31, 2007
(in thousands)
Revenue	$17,905

Loss before income taxes	$(6,995)

Net loss	$(7,165)

Sale of Toucan

In the first quarter of fiscal 2007, we completed the sale of our United Kingdom-based consumer phone services business, Toucan, to Pipex Communications plc, in exchange for $38.4 million in cash (including the assumption of intercompany obligations owed to us and our subsidiaries) and 43.2 million Pipex ordinary shares, which were later sold for $7.9 million.

Toucan was launched in November 2003 and marketed local, long distance, broadband and wireless communications services in the United Kingdom. Pursuant to the terms of the agreement, Pipex assumed Toucan’s existing customer base and those employees supporting its operations. We provided Toucan with termination, call center and other support services. As a result of these continuing services, the sale did not meet the criteria to be reported as a discontinued operation. Toucan’s historical results of operations are included in our Consumer Phone Services segment. Our results of operations for the six months ended January 31, 2007 included revenues generated by Toucan’s operations of $16.4 million and loss from operations of $2.6 million. We recognized a gain of $44.7 million in fiscal 2007 in connection with the sale.

Telecom Competition

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. IDT Telecom’s revenues represented 83.5% of our total revenues from continuing operations in the six months ended January 31, 2008, compared to 88.7% in the six months ended January 31, 2007.

In our IDT Telecom businesses, our competitors continue to aggressively price their services. In addition, with particular regard to our calling card business, we believe there has been a gradual shift in demand industry-wide away from calling cards and into wireless products, which has further eroded pricing power. In our wholesale markets as well, we have generally had to pass along portions of our per-minute cost savings to our customers in the form of lower prices. These trends have impacted our telecom businesses, and as a result, we have generally experienced declines in both our revenues and overall per-minute price realizations. At times, though, we have chosen to raise prices, particularly within our calling card business, in an effort to increase per-minute price realizations, which generally results in a negative impact on minute volumes, thereby reducing revenue. During the second half of fiscal 2006, and continuing through part of the first quarter of fiscal 2007, we took this approach, and instituted selective price increases on our calling cards in the United States and Europe. As a result, we experienced improved revenue-per-minute price realizations, which resulted in declines in minutes-of-use and overall revenues. However, in October 2006, we began instituting selective price decreases on certain cards, in an attempt to regain share in certain markets in both the U.S. and Europe. Despite this strategy our revenues continued to deteriorate.

Minutes-of-use in our global calling card business has declined each quarter beginning in the third quarter of fiscal 2006, from 4.23 billion in the second quarter of fiscal 2006 to 2.24 billion in the second quarter of fiscal 2008. We continue to adjust our prices on selected calling cards in order to maintain a balance between margins and level of revenues.

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

Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2007. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts, goodwill, valuation of long-lived and intangible assets, income taxes and regulatory agency fees, and contingent liabilities. For additional discussion of these critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2007.

In addition to these critical accounting policies, we believe that our revenue recognition policy under the effective yield method for our purchased debt portfolios involves a higher degree of judgment. Beginning in fiscal 2008, we primarily utilize the effective yield method of accounting for recognizing revenue from our purchased debt portfolios. Upon acquisition of debt portfolios, static pools of accounts are established, which are aggregated based on certain common risk criteria. We estimate future cash collections for each static pool based primarily on historical cash collections for pools with similar characteristics. An internal rate of return (“IRR”) is calculated for each pool based on our cash flow projections. Income is recognized on a level-yield basis over the expected life of the pool based on the expected IRR. The IRR remains unchanged throughout the life of the pool unless there is an increase in cash flows expected to be collected. Application of the effective yield method of accounting involves a high degree of judgment, particularly in the preparation of cash flow projections. If future cash collections are materially different in amount or timing than the projections, our results of operations could be materially affected either positively or negatively.

Results of Operations

Three and Six Months Ended January 31, 2008 Compared to Three and Six Months Ended January 31, 2007

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Consolidated

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2008	2007	$	%	2008	2007	$	%
	(in millions)
Revenues
IDT Telecom	$386.3	$447.0	$(60.7)	(13.6)%	$789.0	$918.2	$(129.2)	(14.1)%
IDT Energy	65.1	51.9	13.2	25.3	107.1	88.1	19.0	21.5
IDT Carmel	12.4	0.8	11.6	nm	22.1	2.7	19.4	715.0
IDT Capital	13.0	12.8	0.2	1.6	26.6	25.8	0.8	3.4

Total revenues	$476.8	$512.5	$(35.7)	(7.0)%	$944.8	$1,034.8	$(90.0)	(8.7)%

nm—not meaningful

Revenues. The decrease in consolidated revenues in the three and six months ended January 31, 2008 compared to the similar periods in fiscal 2007 was due to a decline in IDT Telecom revenues, partially offset by increases in IDT Energy and IDT Carmel revenues. The decrease in IDT Telecom revenues in the three and six months ended January 31, 2008 compared to the similar periods in fiscal 2007 resulted primarily from lower calling card sales in both the United States and in Europe, the decline in consumer phone services revenues in the United States, and the sale of our U.K.-based consumer phone services business. IDT Telecom minutes of use (excluding minutes related to our consumer phone services business, as the portion of such minute traffic carried in our network is insignificant) declined 2.7% from 5.976 billion in the three months ended January 31, 2007 to 5.815 billion in the three months ended January 31, 2008, and declined 1.6% from 11.887 billion in the six months ended January 31, 2007 to 11.699 billion in the six months ended January 31, 2008.

The increase in IDT Energy revenues in the three and six months ended January 31, 2008 compared to the similar periods in fiscal 2007 was the result of increases in revenue from sales of both electricity and natural gas. The increase in IDT Carmel revenues in the three and six months ended January 31, 2008 compared to the similar periods in fiscal 2007 was primarily because IDT Carmel began using the effective yield method to recognize revenues effective August 1, 2007. Under the effective yield method, revenue is recognized on a level-yield basis over the expected life of the pool of portfolios. In fiscal 2007, IDT Carmel used the cost recovery method to recognize revenues. Under the cost recovery method, no revenue is recognized until the cost of the portfolio is completely recovered or sold.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2008	2007	$	%	2008	2007	$	%
	(in millions)
Costs and expenses
Direct cost of revenues	$373.7	$411.4	$(37.7)	(9.2)%	$740.1	$810.3	$(70.2)	(8.7)%
Selling, general and administrative	117.8	108.7	9.1	8.3	233.2	219.6	13.6	6.2
Bad debt	19.0	1.5	17.5	nm	21.3	4.4	16.9	386.1
Depreciation and amortization	16.7	20.0	(3.3)	(16.0)	34.5	40.0	(5.5)	(13.5)
Restructuring and severance charges	2.4	1.2	1.2	95.9	4.2	6.3	(2.1)	(33.9)

Total costs and expenses	$529.6	$542.8	$(13.2)	(2.4)%	$1,033.3	$1,080.6	$(47.3)	(4.4)%

nm—not meaningful

Direct Cost of Revenues. The decrease in direct cost of revenues in the three and six months ended January 31, 2008 compared to the similar periods in fiscal 2007 was due primarily to the decline in IDT Telecom’s direct cost of revenues, partially offset by increases in IDT Energy, IDT Carmel and IDT Capital’s direct cost of revenues. The decreases in direct cost of revenues in IDT Telecom in the three and six months ended January 31, 2008 compared to the similar periods in fiscal 2007 reflect the decline in IDT Telecom’s revenues and continued reductions in connectivity costs. The increases in IDT Energy’s direct cost of revenues in the three and six months ended January 31, 2008 compared to the similar periods in fiscal 2007 were due to increases in electricity and natural gas consumption and increases in the average unit costs. The increases in IDT Carmel’s direct cost of revenues in the three and six months ended January 31, 2008 compared to the similar periods in fiscal 2007 were primarily a result of the growth in collection activity at IDT Carmel in the second half of fiscal 2007 and into fiscal 2008. The increases in IDT Capital’s direct cost of revenues in the three and six months ended January 31, 2008 compared to the similar periods in fiscal 2007 were primarily due to increases in the direct cost of revenues of IDT Internet Mobile Group. Overall gross margin increased from 19.7% in the three months ended January 31, 2007 to 20.8% in the three months ended January 31, 2008 primarily due to increases in gross margins in IDT Telecom and IDT Carmel. Overall gross margin decreased from 21.7% in the six months ended January 31, 2007 to 21.2% in the six months ended January 31, 2008 due to lower gross margins in IDT Energy and IDT Capital.

Selling, General and Administrative. The increase in selling, general and administrative expenses in the three and six months ended January 31, 2008 compared to the similar periods in fiscal 2007 was due primarily to increases in legal fees primarily in IDT Capital and payroll costs in corporate. These increases were partially offset by reductions in sales and marketing expenses, consulting and legal fees, facilities costs, maintenance contracts and stock-based compensation in IDT Telecom. In addition, IDT Telecom’s selling, general and administrative expenses decreased in the six months ended January 31, 2008 compared to the similar period in fiscal 2007 due to a reduction in compensation costs as a result of the cost savings program we initiated in the third quarter of fiscal 2006, and a $7.8 million decrease as a result of the sale of our U.K.-based Toucan consumer phone services business in the first quarter of fiscal 2007. As a percentage of total revenues, selling, general and administrative expenses increased from 21.2% in the three and six months ended January 31, 2007 to 24.7% in the three and six months ended January 31, 2008 as selling, general and administrative expenses increased and total revenues decreased.

Stock-based compensation expense included in selling, general and administrative expenses, primarily relating to the vesting of restricted stock and stock option grants, was $1.8 million and $3.2 million in the three and six months ended January 31, 2008, respectively, compared to $2.7 million and $4.5 million in the three and six months ended January 31, 2007, respectively.

Bad debt. The increase in bad debt expense in the three and six months ended January 31, 2008 compared to the similar periods in fiscal 2007 was due primarily to increases in IDT Carmel bad debt expense. In the three months ended January 31, 2008, IDT Carmel recorded bad debt expense of $16.1 million, which reflects in part the particularly challenging current collection environment as a result of factors in the U.S. economy that IDT Carmel cannot control, which are likely to impact consumers’ willingness and ability to repay their debts to IDT Carmel.

Restructuring and Severance Charges. The restructuring and severance charges in the three and six months ended January 31, 2008 and 2007 consist primarily of severance charges relating to a company-wide cost savings program initiated towards the end of the third quarter of fiscal 2006. As of January 31, 2008, this program resulted in the termination of approximately 1,100 employees.

The following table summarizes the changes in the reserve balances related to our restructuring activities (substantially all of which relates to workforce reductions):

	Balance at July 31, 2007	Charged to Expense	Payments	Non-cash Charges and Other	Balance at January 31, 2008
	(in thousands)
IDT Telecom	$8,711	$2,255	$(8,393)	$(480)	$2,093
IDT Energy	—	89	(89)	—	—
IDT Capital	834	847	(798)	(211)	672
Corporate	8,250	991	(5,382)	135	3,994

Total	$17,795	$4,182	$(14,662)	$(556)	$6,759

Arbitration Award. On November 26, 2007, we announced that our Net2Phone Cable Telephony subsidiary, which is included in our Wholesale Telecommunications Services segment, was awarded approximately €23 million, plus interest from November 2005, in an arbitration proceeding against Altice One S.A. and certain of its affiliates. The arbitration proceeding related to Altice’s termination of cable telephony license agreements Net2Phone had entered into in November 2004. We recorded a gain of $40.0 million for this arbitration award, including accrued interest, in the six months ended January 31, 2008, which is included in income from operations.

Gain on sale of U.K.-based Toucan business. In the first quarter of fiscal 2007, we completed the sale of our United Kingdom-based consumer phone services business, Toucan, to Pipex Communications plc, in exchange for $38.4 million in cash (including the assumption of intercompany obligations owed to us and our subsidiaries) and 43.2 million Pipex ordinary shares, which were later sold for $7.9 million. We recognized a gain of $44.7 million in fiscal 2007 in connection with the sale, of which $41.8 million was recognized in the first quarter of fiscal 2007 and $2.9 million was recognized in the second quarter of fiscal 2007. This gain on sale is included in income from operations.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2008	2007	$	%	2008	2007	$	%
	(in millions)
Loss from operations	$(52.9)	$(27.4)	$(25.5)	(93.2)%	$(48.5)	$(1.1)	$(47.4)	nm
Interest income, net	3.2	5.1	(1.9)	(37.4)	5.6	8.8	(3.2)	(36.0)%
Other (expense) income, net	(7.6)	0.4	(8.0)	nm	(1.3)	(1.4)	0.1	9.6
Minority interests	—	(2.6)	2.6	100.0	(0.6)	(6.4)	5.8	90.0
Provision for income taxes	(3.0)	(2.5)	(0.5)	(19.7)	(6.8)	(4.0)	(2.8)	(69.4)

Loss from continuing operations	(60.3)	(27.0)	(33.3)	(123.4)	(51.6)	(4.1)	(47.5)	nm
(Loss) income from discontinued operations	(2.2)	—	(2.2)	nm	(4.0)	191.0	(195.0)	(102.1)

Net (loss) income	$(62.5)	$(27.0)	$(35.5)	(131.7)%	$(55.6)	$186.9	$(242.5)	(129.8)%

nm—not meaningful

Interest. The decrease in net interest income in the three and six months ended January 31, 2008 compared to the similar periods in fiscal 2007 was due primarily to a decrease in interest income as a result of lower interest bearing cash, cash equivalents and marketable securities balances.

Other (Expense) Income. Other (expense) income in the three and six months ended January 31, 2008 and 2007 consists of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
	(in thousands)
Realized (losses) gains on marketable securities	$(9,653)	$737	$(11,056)	$(321)
Realized and unrealized (losses) gains on investments	(1,619)	825	793	612
Foreign currency transaction gains (losses)	3,405	(849)	4,452	(1,684)
Gain on sale of building	—	—	4,130	—
Other	249	(348)	396	(28)

Total other (expense) income	$(7,618)	$365	$(1,285)	$(1,421)

Minority Interests. Minority interests arise mostly from the 49% minority owners of Union Telecard Alliance, or UTA, our calling card distributor in the United States, and in fiscal 2008, from the 46.67% minority owners of IDW. The decrease in minority interest expense in the three and six months ended January 31, 2008 compared to the similar periods in fiscal 2007 was primarily due to a decrease in the net income of UTA in the three and six months ended January 31, 2008 compared to the similar periods in fiscal 2007.

Income Taxes. Effective August 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Income tax expense increased in the three and six months ended January 31, 2008 compared to the similar periods in fiscal 2007 due primarily to interest of $2.3 million and $4.7 million recorded in the three and six months ended January 31, 2008, respectively, on unrecognized tax benefits in accordance with FIN 48. Income tax expense also results from income generated by our foreign subsidiaries that cannot be offset against losses generated in the United States. In fiscal 2006, the Internal Revenue Service (IRS) commenced an audit of our federal tax returns for fiscal years 2001, 2002, 2003 and 2004 that is still in process.

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

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2008	2007	$	%	2008	2007	$	%
	(in millions, except revenue-per-minute)
Revenues
Prepaid Products	$202.8	$251.6	$(48.8)	(19.4)%	$411.7	$512.4	$(100.7)	(19.6)%
Consumer Phone Services	23.0	34.3	(11.3)	(32.8)	48.3	88.0	(39.7)	(45.2)
Wholesale Telecommunications Services	264.4	314.6	(50.2)	(16.0)	544.5	629.7	(85.2)	(13.5)
Intersegment Eliminations	(103.9)	(153.5)	49.6	32.3	(215.5)	(311.9)	96.4	30.9

Total revenues	$386.3	$447.0	$(60.7)	(13.6)%	$789.0	$918.2	$(129.2)	(14.1)%

Wholesale Telecommunications Services-revenues from external customers only	$160.5	$161.1	$(0.6)	(0.4)%	$329.0	$317.8	$11.2	3.5%
Minutes of use:
Prepaid Products	2,236	2,966	(730)	(24.6)%	4,555	6,142	(1,587)	(25.8)%
Wholesale Telecommunications Services-total	5,722	5,857	(135)	(2.3)	11,510	11,635	(125)	(1.1)
Total minutes of use	5,815	5,976	(161)	(2.7)	11,699	11,887	(188)	(1.6)
Wholesale Telecommunications Services-minutes provided to external customers only	3,579	3,010	569	18.9	7,144	5,745	1,399	24.4
Average revenue-per-minute:
Prepaid Products	$0.0874	$0.0808	$0.0066	8.1%	$0.0852	$0.0796	$0.0056	7.0%
Wholesale Telecommunications Services-total	0.0462	0.0537	(0.0075)	(14.0)	0.0473	0.0541	(0.0068)	(12.6)
Total average revenue-per-minute	0.0612	0.0670	(0.0058)	(8.7)	0.0613	0.0679	(0.0066)	(9.7)
Wholesale Telecommunications Services—external only	0.0448	0.0535	(0.0087)	(16.2)	0.0460	0.0553	(0.0093)	(16.8)

Revenues. We experienced revenue declines in the three and six months ended January 31, 2008 compared to the similar periods in fiscal 2007 in our U.S. and European calling card businesses, and U.S. consumer phone services business. Intersegment eliminations represent the revenues that Wholesale Telecommunications Services records from services provided primarily to Prepaid Products and are excluded from total revenues. Wholesale Telecommunications Services currently charges its affiliates at a rate of cost plus an agreed mark-up for its services. As a percentage of IDT Telecom’s overall revenues before intersegment eliminations, Prepaid Products revenues decreased from 41.7% in the six months ended January 31, 2007 to 41.0% in the six months ended January 31, 2008, Consumer Phone Services revenues decreased from 7.2% in the six months ended January 31, 2007 to 4.8% in the six months ended January 31, 2008 and Wholesale Telecommunications Services revenues increased from 51.1% in the six months ended January 31, 2007 to 54.2% in the six months ended January 31, 2008.

Total minutes-of-use declined by 2.7% and 1.6% in the three and six months ended January 31, 2008, respectively, compared to the similar periods in fiscal 2007. The total minutes-of-use in our Wholesale Telecommunications Services segment decreased 2.3% and 1.1% in the three and six months ended January 31,

2008, respectively, compared to the similar periods in fiscal 2007, as the growth of 18.9% and 24.4% in minutes-of-use by external customers in the three and six months ended January 31, 2008, respectively, compared to the similar periods in fiscal 2007 was more than offset by a drop in minutes-of-use provided to internal customers. The decrease in Prepaid Products minutes-of-use of 24.6% and 25.8% in the three and six months ended January 31, 2008, respectively, compared to the similar periods in fiscal 2007 was primarily attributable to calling cards in the United States, Europe, and South America, partially offset by increases in Asia. The decline in calling card minutes-of-use arose as a result of competitive pressures, a shift in overall market demand away from calling cards and into wireless products, and our decision to reduce the discounts on many of our newly introduced calling cards.

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

The decline in Prepaid Products revenues of 19.4% and 19.6% in the three and six months ended January 31, 2008, respectively, compared to the similar periods in fiscal 2007 was primarily driven by lower calling card sales in the United States and Europe, partially offset by a slight increase in Asia. Prepaid Products average revenue per minute increased 8.1% and 7.0% in the three and six months ended January 31, 2008, respectively, compared to the similar periods in fiscal 2007 due to increases in the United States and South America, partially offset by decreases in Europe and Asia. In fiscal 2008, we expect further declines in calling card revenues. We expect gains in the smaller, emerging markets of Latin America and Asia to be outweighed by continued declines in the United States.

The decline in Consumer Phone Services revenues of $11.3 million and $39.7 million in the three and six months ended January 31, 2008, respectively, compared to the similar periods in fiscal 2007 was primarily a result of our decision to stop marketing our U.S. consumer phone services following the FCC’s termination of the UNE-P pricing regime in calendar 2005, which resulted in an increased cost structure and inferior economics for this business. The decline in revenues was also the result of price increases that we implemented beginning in the fourth quarter of fiscal 2007, which contributed to the increase in gross margins as well as an increase in customer churn. In addition, the decrease in the six months ended January 31, 2008 reflects a $16.4 million reduction in revenues compared to the similar periods in fiscal 2007 as a result of the sale of our U.K.-based Toucan consumer phone services business, which was consummated in the first quarter of fiscal 2007. The customer base for our U.S. bundled, unlimited local and long distance consumer phone services business was approximately 60,100 as of January 31, 2008 compared to 106,600 as of January 31, 2007. We currently offer local service in the following 11 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island and California. In April and May 2007, we sold our entire bundled, unlimited local and long distance phone services business in Florida and Georgia consisting of approximately 5,400 customers. In addition, the customer base for long distance-only services was 186,500 as of January 31, 2008, compared to 231,250 as of January 31, 2007.

The decrease in total revenues in our Wholesale Telecommunications Services segment in the three and six months ended January 31, 2008 compared to the similar periods in fiscal 2007 was due to the decline in intersegment revenues from our Prepaid Products segment. This decline was partially offset in the six months ended January 31, 2008 by an increase in revenues from external customers. Although minutes of use from external customers in our Wholesale Telecommunications Services segment increased 18.9% and 24.4% in the three and six months ended January 31, 2008, respectively, compared to the similar periods in fiscal 2007, the increased traffic volumes were offset by lower per-minute price realizations. Revenues from internationally-originated wholesale minutes continued to account for an increasing proportion of overall wholesale revenues, owing to the continued weakness in the U.S. dollar versus most major foreign currencies, which results in our rates (delineated in U.S. dollars as our costs are in U.S. dollars) being relatively attractive compared to others’ rates. The decrease in average revenue-per-minute from external customers in our Wholesale

Telecommunications Services segment in the three and six months ended January 31, 2008 compared to the similar periods in fiscal 2007 was due primarily to continued competition.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2008	2007	$	%	2008	2007	$	%
	(in millions, except cost-per-minute)
Direct cost of revenues
Prepaid Products	$164.6	$217.2	$(52.6)	(24.2)%	$335.0	$427.6	$(92.6)	(21.6)%
Consumer Phone Services	12.4	18.8	(6.4)	(34.5)	25.0	51.7	(26.7)	(51.7)
Wholesale Telecommunications Services	228.4	278.2	(49.8)	(17.9)	472.8	556.9	(84.1)	(15.1)
Intersegment Eliminations	(103.9)	(153.5)	49.6	32.3	(215.5)	(311.9)	96.4	30.9

Direct cost of revenues	$301.5	$360.7	$(59.2)	(16.4)%	$617.3	$724.3	$(107.0)	(14.8)%

Average termination cost-per-minute
Prepaid Products	$0.0713	$0.0724	$(0.0011)	(1.5)%	$0.0711	$0.0690	$0.0021	3.0%
Total Wholesale Telecommunications Services	0.0406	0.0480	(0.0074)	(15.5)	0.0417	0.0483	(0.0066)	(13.7)
Total average termination cost-per-minute	0.0492	0.0571	(0.0079)	(13.8)	0.0501	0.0566	(0.0065)	(11.4)

Direct Cost of Revenues. The decrease in direct cost of revenues in the three and six months ended January 31, 2008 compared to the similar periods in fiscal 2007 in Prepaid Products was due primarily to the lower minutes-of-use and lower termination cost-per-minute. Direct cost of revenues for Consumer Phone Services decreased in the three and six months ended January 31, 2008 compared to the similar periods in fiscal 2007 due to lower revenues and also reflected a decrease of $11.0 million in the six months ended January 31, 2008 compared to the similar period in fiscal 2007 as a result of the sale of our U.K.-based consumer phone services business, which was consummated in the first quarter of fiscal 2007. Direct cost of revenues of Prepaid Products and Consumer Phone Services include charges from Wholesale Telecommunications Services. Direct cost of revenues for Wholesale Telecommunication Services decreased in the three and six months ended January 31, 2008 compared to the similar periods in fiscal 2007 primarily due to continued reductions in connectivity costs as we continue to reduce excess capacity in our network. In addition, we continue to migrate portions of our network from time-division multiplexing (TDM) to Voice over Internet Protocol (VoIP), which results in the need for less circuits. Our average termination cost-per-minute represents the average direct cost for minutes purchased by Wholesale Telecommunications Services in order to terminate calls related to our Prepaid Products and Wholesale Carrier businesses. These costs exclude minutes of use related to our Consumer Phone Services business, as its on-network traffic is insignificant.

	Three months ended January 31,		Change	Six months ended January 31,		Change
	2008	2007		2008	2007
Gross margin percentage
Prepaid Products	18.8%	13.7%	5.1%	18.6%	16.6%	2.0%
Consumer Phone Services	46.2	44.8	1.4	48.3	41.2	7.1
Wholesale Telecommunications Services	13.6	11.6	2.0	13.2	11.6	1.6

Total gross margin percentage	22.0%	19.3%	2.7%	21.8%	21.1%	0.7%

Gross Margins. IDT Telecom gross margins increased in the three and six months ended January 31, 2008 compared to the similar periods in fiscal 2007 primarily because direct cost of revenues in each IDT Telecom segment decreased at a faster rate than revenues.

Gross margins in our Prepaid Products segment increased in the three and six months ended January 31, 2008 compared to the similar periods in fiscal 2007 primarily because of increased gross margins on U.S. calling cards as a result of continued reductions in connectivity costs as described above.

Gross margins in our Consumer Phone Services segment increased in the three and six months ended January 31, 2008 compared to the similar periods in fiscal 2007 primarily as a result of price increases we implemented beginning in the fourth quarter of fiscal 2007, which also resulted in an increase in customer churn and a decrease in revenue in fiscal 2008.

Gross margins in our Wholesale Telecommunications Services segment increased in the three and six months ended January 31, 2008 compared to the similar periods in fiscal 2007 as a result of reductions in connectivity costs as described above.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2008	2007	$	%	2008	2007	$	%
	(in millions)
Selling, general and administrative expenses
Prepaid Products	$45.4	$44.8	$0.6	1.3%	$91.8	$86.0	$5.8	6.8%
Consumer Phone Services	5.1	8.2	(3.1)	(37.9)	10.8	24.2	(13.4)	(55.4)
Wholesale Telecommunications Services	25.8	27.7	(1.9)	(6.9)	50.4	55.3	(4.9)	(8.9)

Total selling, general and administrative	$76.3	$80.7	$(4.4)	(5.5)%	$153.0	$165.5	$(12.5)	(7.6)%

Selling, General and Administrative. The decrease in selling, general and administrative expenses in the three and six months ended January 31, 2008 compared to the similar periods in fiscal 2007 was the result of reductions in sales and marketing expenses, consulting and legal fees, facilities costs, maintenance contracts and stock-based compensation. In addition, the decrease in selling, general and administrative expenses in the six months ended January 31, 2008 compared to the similar period in fiscal 2007 reflects lower compensation costs as a result of the cost savings program we initiated in the third quarter of fiscal 2006, and a $7.8 million decrease as a result of the sale of our U.K.-based consumer phone services business in the first quarter of fiscal 2007. As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses increased from 18.1% and 18.0% in the three and six months ended January 31, 2007, respectively, to 19.7% and 19.4%in the three and six months ended January 31, 2008, respectively, as IDT Telecom’s revenues decreased at a faster rate than its selling, general and administrative expenses.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2008	2007	$	%	2008	2007	$	%
	(in millions)
Restructuring and severance charges
Prepaid Products	$0.4	$0.5	$(0.1)	(12.9)%	$0.8	$2.0	$(1.2)	(59.0)%
Consumer Phone Services	—	0.1	(0.1)	(94.4)	0.1	0.3	(0.2)	(78.0)
Wholesale Telecommunications Services	0.7	0.8	(0.1)	(18.4)	1.4	3.3	(1.9)	(58.9)

Total restructuring and severance charges	$1.1	$1.4	$(0.3)	(20.2)%	$2.3	$5.6	$(3.3)	(59.9)%

Restructuring and Severance Charges. The charges in the three and six months ended January 31, 2008 and 2007 consist primarily of severance charges relating to the company-wide cost savings program initiated towards the end of the third quarter of fiscal 2006.

Wholesale Telecommunications Services segment income from operations. On November 26, 2007, we announced that our Net2Phone Cable Telephony subsidiary, which is included in our Wholesale Telecommunications Services segment, was awarded approximately €23 million, plus interest from November 2005, in an arbitration proceeding against Altice One S.A. and certain of its affiliates. The arbitration proceeding related to Altice’s termination of cable telephony license agreements Net2Phone had entered into in November 2004. We recorded a gain of $40.0 million for this arbitration award, including accrued interest, in the six months ended January 31, 2008, which is included in income from operations.

Consumer Phone Services segment income from operations. In the first quarter of fiscal 2007, we completed the sale of our U.K.-based consumer phone services business, Toucan, to Pipex Communications plc, in exchange for $38.4 million in cash (including the assumption of intercompany obligations owed to us and our subsidiaries) and 43.2 million Pipex ordinary shares, which were later sold for $7.9 million. We recognized a gain of $44.7 million in fiscal 2007 in connection with the sale, of which $41.8 million was recognized in the first quarter of fiscal 2007 and $2.9 million was recognized in the second quarter of fiscal 2007. This gain on sale is included in income from operations.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2008	2007	$	%	2008	2007	$	%
	(in millions)
(Loss) income from operations
Prepaid Products	$(15.1)	$(19.5)	$4.4	22.5%	$(31.0)	$(19.8)	$(11.2)	(57.1)%
Consumer Phone Services	4.0	8.4	(4.4)	(52.1)	9.2	52.0	(42.8)	(82.2)
Wholesale Telecommunications Services	1.9	(1.3)	3.2	(248.2)	44.0	(4.9)	48.9	nm

Total (loss) income from operations	$(9.2)	$(12.4)	$3.2	25.5%	$22.2	$27.3	$(5.1)	(18.9)%

nm—not meaningful

IDT Energy Segment

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2008	2007	$	%	2008	2007	$	%
	(in millions)
Revenues	$65.1	$51.9	$13.2	25.3%	$107.1	$88.1	$19.0	21.5%
Direct cost of revenues	58.3	44.8	13.5	30.1	95.0	72.6	22.4	30.7
Selling, general and administrative	4.7	3.6	1.1	29.2	8.3	7.0	1.3	20.2
Bad debt	0.1	(0.1)	0.2	150.0	0.1	—	0.1	nm
Restructuring and severance charges	0.1	—	0.1	nm	0.1	—	0.1	nm

Income from operations	$1.9	$3.6	$(1.7)	(46.5)%	$3.6	$8.5	$(4.9)	(57.5)%

nm—not meaningful

Revenues. IDT Energy’s revenues consisted of electricity sales of $29.8 million and $64.2 million in the three and six months ended January 31, 2008, respectively, compared to $23.5 million and $52.2 million for the same periods in fiscal 2007, and natural gas sales of $35.2 million and $42.9 million in the three and six months ended January 31, 2008, respectively, compared to $28.4 million and $35.9 million in the same periods in fiscal 2007. IDT Energy’s revenues are impacted by the weather and the seasons, with natural gas revenues typically increasing in the second and third fiscal quarters due to increased gas heat use, and electricity revenues typically increasing in the fourth and first fiscal quarters due to increased air conditioning use. We experienced higher electricity revenues in the three months ended January 31, 2008 compared to the same period in fiscal 2007 as a result of increased electricity consumption by our larger consumer base and an increase in our average quarterly rates, whereas we experienced higher electricity revenues in the six months ended January 31, 2008 compared to the same period in fiscal 2007 primarily as a result of increased electricity consumption by our larger consumer base partially offset by slight declines in our average quarterly rates. We experienced higher natural gas revenues in the three and six months ended January 31, 2008 compared to the same periods in fiscal 2007 as a result of increased natural gas consumption by our larger consumer base and an increase in our average quarterly rates. As of January 31, 2008, IDT Energy’s subscriber base consisted of approximately 318,000 meters compared to 271,000 meters as of January 31, 2007. We expect revenues to increase in fiscal 2008 compared to fiscal 2007, although the rate of increase is expected to be lower than the increase we experienced in fiscal 2007.

Direct Cost of Revenues. IDT Energy purchases natural gas through wholesale suppliers and various utility companies, and electricity through the New York State competitive wholesale market for capacity, energy and ancillary services administrated by the NYISO—New York’s Independent System Operator. IDT Energy’s direct cost of revenues consisted of electricity cost of $26.9 million and $56.4 million in the three and six months ended January 31, 2008, respectively, compared to $20.0 million and $41.1 million in the same periods in fiscal 2007, and cost of natural gas of $31.4 million and $38.5 million in the three and six months ended January 31, 2008, respectively, compared to $24.8 million and $31.5 million in the same periods in fiscal 2007. Direct cost of revenues increased due to the increase in electricity and natural gas consumption and increases in the average unit cost of both electricity and natural gas in the three and six months ended January 31, 2008 compared to the same periods in fiscal 2007.

Gross margins in IDT Energy decreased to 10.4% and 11.4% in the three and six months ended January 31, 2008, respectively, compared to 13.7% and 17.6% in the comparable periods in fiscal 2007. Comprising these figures were gross margins on electricity sales in the three and six months ended January 31, 2008 of 9.8% and 12.2%, respectively, compared to 14.9% and 21.4% in the comparable periods in fiscal 2007 and gross margins on natural gas sales in the three and six months ended January 31, 2008 of 10.9% and 10.1%, respectively, compared to 12.8% and 12.1% in the comparable periods in fiscal 2007. The gross margin declines were primarily a result of less favorable pricing opportunities and competitive pressures in the three and six months ended January 31, 2008 compared to the same periods in fiscal 2007. IDT Energy plans to continue to target margins per unit that will achieve income from operations, and plans to take advantage of opportunities to maximize the margin per unit as they arise.

Selling, General and Administrative. The increase in selling, general and administrative expenses in the three and six months ended January 31, 2008 as compared to the comparable periods in fiscal 2007 was due primarily to increases in compensation expense and billing related fees, offset by a decrease in customer acquisition costs. As a percentage of total IDT Energy revenues, selling, general and administrative expenses increased from 6.9% in the three months ended January 31, 2007 to 7.2% in the three months ended January 31, 2008 as the increase IDT Energy’s selling, general and administrative expenses was greater than the increase in its revenues. As a percentage of total IDT Energy revenues, selling, general and administrative expenses decreased from 7.9% in the six months ended January 31, 2007 to 7.8% in the six months ended January 31, 2008 as IDT Energy’s revenue growth was greater than the growth in its selling, general and administrative expenses.

IDT Carmel Segment

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2008	2007	$	%	2008	2007	$	%
	(in millions)
Revenues	$12.4	$0.8	$11.6	nm	$22.1	$2.7	$19.4	714.9%
Direct cost of revenues	6.7	1.8	4.9	279.3%	13.1	3.1	10.0	316.0
Selling, general and administrative	1.7	1.0	0.7	66.7	2.9	1.7	1.2	72.9
Bad debt	16.1	—	16.1	nm	16.1	—	16.1	nm
Depreciation and amortization	0.1	—	0.1	nm	0.2	0.1	0.1	274.6

Loss from operations	$(12.2)	$(2.0)	$(10.2)	(514.7)%	$(10.2)	$(2.2)	$(8.0)	(368.3)%

nm—not meaningful

Revenues. IDT Carmel’s revenues increased in the three and six months ended January 31, 2008 compared to the similar periods in fiscal 2007 primarily because IDT Carmel began using the effective yield method to recognize revenues effective August 1, 2007. Under the effective yield method, revenue is recognized on a level-yield basis over the expected life of the pool of portfolios using an internal rate of return based on the expected future collections on the portfolios. In fiscal 2007, IDT Carmel’s first full year of operations in the debt acquisition business, IDT Carmel used the cost recovery method to recognize revenues since it was developing the experience necessary to reasonably predict the timing and amount of collections from the individual portfolios purchased. Under the cost recovery method, no revenue is recognized until the cost of the portfolio is completely recovered or sold.

Direct Cost of Revenues. The increase in IDT Carmel’s direct cost of revenues was primarily a result of the growth in collection activity at IDT Carmel in the second half of fiscal 2007 and into fiscal 2008.

Gross margins in IDT Carmel increased to 46.0% and 40.8% in the three and six months ended January 31, 2008, respectively, from negative 113.7% and negative 16.0% in the comparable periods in fiscal 2007. IDT Carmel’s gross margin increased because the increase in its revenues exceeded the increase in its direct cost of revenues as described above.

Selling, General and Administrative. Selling, general and administrative expenses increased in the three and six months ended January 31, 2008 compared to the similar periods in fiscal 2007 primarily due to increases in the number of employees in IDT Carmel’s workforce. As a percentage of IDT Carmel’s revenues, selling, general and administrative expenses decreased from 122.8% and 62.5% in the three and six months ended January 31, 2007, respectively, to 13.6% and 13.3% in the three and six months ended January 31, 2008, respectively, as the increase in IDT Carmel’s revenues was greater than the increase in its selling, general and administrative expenses.

Bad debt. Bad debt expense in the three and six months ended January 31, 2008 of $16.1 million was recorded as a result of lower than expected cash collections to date and decreases in the estimated future cash collections for certain pools of portfolios. This bad debt expense reflects in part the particularly challenging current collection environment as a result of factors in the U.S. economy that IDT Carmel cannot control, which are likely to impact consumers’ willingness and ability to repay their debts to IDT Carmel. These factors include, among others: a slowdown in the economy, problems in the credit and housing markets and reductions in consumer spending.

IDT Carmel’s strategy to improve its cash flow include the following: (1) increase the number of collectors in its collections arm to reduce reliance on outside agencies, (2) complete technology implementations to improve the effectiveness of in-house collectors, (3) sell underperforming portfolios, (4) concentrate on credit card portfolios and (5) reduce selling, general and administrative expenses. There can be no assurance that IDT Carmel’s strategy will result in improvements in IDT Carmel’s cash flow in the future. Also, IDT Carmel cannot predict when the current economic environment will improve and there can be no assurance that such improvement will result in improvements in IDT Carmel’s future cash flows.

IDT Capital

In the first quarter of fiscal 2008, Ethnic Grocery Brands and certain other businesses that were included in IDT Capital were transferred to IDT Telecom’s Prepaid Products segment. In the second quarter of fiscal 2008, IDT Carmel became a separate reportable segment and is no longer included in IDT Capital. To the extent possible, comparative historical results for IDT Capital and IDT Telecom have been reclassified to conform to the current business segment presentation, although these results may not be indicative of the results which would have been achieved had the business segment structure been in effect during those periods.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2008	2007	$	%	2008	2007	$	%
	(in millions)
Revenues
Local Media	$5.2	$5.4	$(0.2)	(4.6)%	$11.2	$11.4	$(0.2)	(1.9)%
Internet Mobile Group	2.4	0.1	2.3	nm	4.6	0.1	4.5	nm
All other	5.4	7.3	(1.9)	(25.4)	10.8	14.3	(3.5)	(24.3)

Total revenues	$13.0	$12.8	$0.2	1.6%	$26.6	$25.8	$0.8	3.4%

nm—not meaningful

Revenues. The increase in IDT Capital’s revenues in the three and six months ended January 31, 2008 compared to the similar periods in fiscal 2007 was primarily due to an increase in IDT Internet Mobile Group’s revenues, offset by a decrease in revenues in the “all other” lines of business. IDT Internet Mobile Group revenues increased in the three and six months ended January 31, 2008 compared to the similar periods in fiscal 2007 primarily as a result of business acquisitions. In December 2006, we acquired for IDT Internet Mobile Group 90% of Norway-based Zedge.net. In June 2007, we acquired for IDT Internet Mobile Group a controlling interest in IDW Publishing.

The “all other” lines of business include IDT Spectrum, IDT Global Israel (which is primarily comprised of call center operations) and other smaller initiatives and operations, including certain real estate investments. Revenues of IDT Global Israel included in the “all other” lines of business decreased $1.3 million and $2.7 million in the three and six months ended January 31, 2008 compared to the similar periods in fiscal 2007 due to the loss of two significant customers in fiscal 2007.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2008	2007	$	%	2008	2007	$	%
	(in millions)
Direct cost of revenues
Local Media	$1.8	$1.5	$0.3	17.8%	$3.4	$3.1	$0.3	8.5%
Internet Mobile Group	1.4	—	1.4	nm	2.7	—	2.7	nm
All other	4.0	2.6	1.4	56.8	8.7	7.1	1.6	23.5

Total direct cost of revenues	$7.2	$4.1	$3.1	76.3%	$14.8	$10.2	$4.6	45.8%

nm—not meaningful

Direct Cost of Revenues. The increase in direct cost of revenues in the three and six months ended January 31, 2008 compared to the similar periods in fiscal 2007 was primarily due to the increase in the direct cost of revenues of IDT Internet Mobile Group and in the “all other” lines of business. The increase in the direct cost of revenues of IDT Internet Mobile Group, which reflects the increase in revenues, was primarily a result of business acquisitions in December 2006 and June 2007. The increase in the direct cost of revenues in the “all other” lines of business is primarily due to an increase of $1.7 million in IDT Spectrum in both the three and six months ended January 31, 2008 compared to the similar periods in fiscal 2007 as the result of a $1.7 million reversal of direct cost of revenues in the second quarter of fiscal 2007 compared to zero direct cost of revenues in the current periods.

IDT Capital’s aggregate gross margin decreased from 68.1% and 60.5% in three and six months ended January 31, 2007, respectively, to 44.7% and 44.3% in the three and six months ended January 31, 2008, respectively, primarily due to the declines in the gross margins of IDT Internet Mobile Group and in the “all other” lines of business. IDT Internet Mobile Group’s gross margin declined because the increase in its direct cost of revenues exceeded the increase in its revenues. The gross margin in the “all other” lines of business declined because direct costs of revenues increased while revenues decreased as described above.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2008	2007	$	%	2008	2007	$	%
	(in millions)
Selling, general and administrative
Local Media	$5.0	$4.3	$0.7	15.7%	$9.4	$7.9	$1.5	20.6%
Internet Mobile Group	2.6	0.9	1.7	183.2	4.5	1.2	3.3	265.2
All other	9.4	5.2	4.2	80.9	17.1	10.2	6.9	66.6

Total selling, general and administrative	$17.0	$10.4	$6.6	62.9%	$31.0	$19.3	$11.7	60.7%

Selling, General and Administrative. Selling, general and administrative expenses increased in the three and six months ended January 31, 2008 compared to the similar periods in fiscal 2007 primarily due to increases in the selling, general and administrative expenses of IDT Internet Mobile Group and the “all other” lines of business. IDT Internet Mobile Group’s business acquisitions in December 2006 and June 2007 account for its increase in selling, general and administrative expenses. The “all other” increase was primarily due to an increase in certain outside legal fees. As a percentage of IDT Capital’s aggregate revenues, selling, general and administrative expenses increased from 81.6% and 74.9% in the three and six months ended January 31, 2007, respectively, to 130.7% and 116.5% in the three and six months ended January 31, 2008, respectively, as the increase in IDT Capital’s selling, general and administrative expenses was greater than the increase in its aggregate revenues.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2008	2007	$	%	2008	2007	$	%
	(in millions)
Loss from operations
Local Media	$(2.3)	$(0.7)	$(1.6)	(222.0)%	$(2.8)	$(0.3)	$(2.5)	(953.2)%
Internet Mobile Group	(1.8)	(0.8)	(1.0)	(116.2)	(3.0)	(1.2)	(1.8)	(159.3)
All other	(10.3)	(1.3)	(9.0)	(680.3)	(18.2)	(5.7)	(12.5)	(217.1)

Total loss from operations	$(14.4)	$(2.8)	$(11.6)	(399.9)%	$(24.0)	$(7.2)	$(16.8)	(235.2)%

Corporate

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2008	2007	$	%	2008	2007	$	%
	(in millions)
General and administrative expenses	$18.2	$13.0	$5.2	40.3%	$37.9	$26.2	$11.7	44.7%
Depreciation and amortization	0.6	0.5	0.1	0.2	1.2	1.1	0.1	2.6
Restructuring and severance charges	0.2	0.2	—	—	1.0	0.2	0.8	359.7

Loss from operations	$19.0	$13.7	$5.3	38.1%	$40.1	$27.5	$12.6	45.4%

nm—not meaningful

Corporate costs include certain services, such as corporate executive compensation, treasury, tax and accounting services, corporate governance including Board of Directors’ fees, internal and external audit, public and investor relations, corporate insurance, corporate legal, and business development, and other corporate-related general and administrative expenses including, among others, facilities costs, charitable contributions and travel and entertainment, as well as depreciation expense on corporate assets. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

General and Administrative. Corporate general and administrative expenses increased in the three and six months ended January 31, 2008 as compared to the similar periods in fiscal 2007 primarily due to increases in payroll and related expenses, a reduction in rent allocated to other segments as a result of the smaller employee workforce, higher legal fees on litigation matters where we are the plaintiff, and charitable contributions, as well as a $1.7 million tax credit from the New Jersey State Business Employment Incentive Program, which we received in the second quarter of fiscal 2007, that reduced the corporate general and administrative expenses in three and six months ended January 31, 2007. As a percentage of our total consolidated revenues from continuing operations, corporate general and administrative expenses increased from 2.5% in the three and six months ended January 31, 2007 to 3.9% and 4.0% in the three and six months ended January 31, 2008, respectively, as corporate general and administrative expenses increased while our consolidated revenues decreased.

Restructuring and Severance Charges. Restructuring and severance charges in the three and six months ended January 31, 2008 and 2007 consist primarily of severance charges under the company-wide cost savings program initiated towards the end of the third quarter of fiscal 2006.

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

As of January 31, 2008, we had cash, cash equivalents, marketable securities and investments of $410.6 million and working capital (current assets less current liabilities) of $177.4 million. Investments include $117.7 million in holdings of pooled investment vehicles, including hedge funds.

	Six months ended January 31,
	2008	2007
	(in millions)
Cash flows (used in) provided by
Operating activities	$(114.3)	$(44.7)
Investing activities	164.7	245.0
Financing activities	(56.7)	(4.1)
Effect of exchange rate changes on cash and cash equivalents	2.4	1.8

(Decrease) increase in cash and cash equivalents from continuing operations	(3.9)	198.0

Net cash used in discontinued operations	—	(8.9)

(Decrease) increase in cash and cash equivalents	$(3.9)	$189.1

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Towards the end of the third quarter of fiscal 2006, we initiated a company-wide cost savings program to better align our infrastructure to our current business needs. As of January 31, 2008, this program resulted in the termination of approximately 1,100 employees. Severance and other payments related to this cost savings program were $14.7 million in the six months ended January 31, 2008. As of January 31, 2008, $6.8 million remained accrued for the ultimate payment of severance and other costs related to this cost savings initiative.

We are currently under audit by the IRS for our Federal tax returns for fiscal 2001, 2002, 2003, and 2004. Should an assessment by the IRS result from the audit, the Company may be liable for income taxes, interest and penalties, which could have an adverse effect on our results of operations, cash flows and financial condition.

Investing Activities

In the six months ended January 31, 2008, proceeds from sales and maturities of marketable securities net of purchases of marketable securities was $243.9 million. In the six months ended January 31, 2007, purchases of marketable securities net of proceeds from sales and maturities of marketable securities was $22.3 million.

Our capital expenditures were $13.6 million in the six months ended January 31, 2008 compared to $16.6 million in the six months ended January 31, 2007. We currently anticipate that total capital expenditures for all of our divisions for the remainder of fiscal 2008, excluding the purchase of our headquarters office building, will be in the $9 million to $11 million range. We expect to fund our capital expenditures with our cash, cash equivalents and marketable securities on hand. From time to time, we may also finance a portion of our capital expenditures through capital leases.

On February 7, 2008, we completed the acquisition of our headquarters office building in exchange for $23.1 million in cash and the assumption of the remainder of the existing mortgage on the building in the amount of $26.9 million for a total purchase price of $50.0 million. In addition, an affiliate of the seller repaid its $16.9 million note payable to us that was secured by an interest in the building.

In the six months ended January 31, 2008 and 2007, IDT Carmel Portfolio Management purchased debt portfolios for $67.3 million and $19.2 million, respectively, and IDT Carmel’s principal collections and proceeds from resale of debt portfolios totaled $12.1 million and $6.3 million, respectively.

In the six months ended January 31, 2008 and 2007, cash used for investments and acquisitions was $18.0 million and $3.6 million, respectively. Cash used for investments and acquisitions in the six months ended January 31, 2008 includes cash used for our investment in E.G.L. Oil Shale, L.L.C. of $3.5 million and additional investments in pooled investment vehicles including hedge funds of $14.1 million.

We sold one of our investments in the second quarter of fiscal 2008 for $3.4 million and recorded a gain of $1.7 million from the sale. We sold a building in Newark, New Jersey in the first quarter of fiscal 2008 and received cash of $4.9 million from the sale. We recorded a $4.1 million gain on the sale of the building in the six months ended January 31, 2008.

In the first quarter of fiscal 2007, we completed the sale of IDT Entertainment to Liberty Media Corporation for (i) 14.9 million shares of our Class B common stock and Liberty Media’s approximate 4.8% interest in IDT Telecom, (ii) $220.0 million in cash, net of certain working capital adjustments, (iii) the repayment of $58.7 million of IDT Entertainment’s intercompany indebtedness payable to us and (iv) the assumption of all of IDT Entertainment’s existing indebtedness. In addition, we would have to pay Liberty Media up to $3.5 million if the net equity value of IDT Entertainment over the five-year period following the closing of the transaction or a shorter period under specified circumstances does not exceed $439 million. We recognized a gain of $205.2 million in fiscal 2007 in connection with the sale, of which $198.2 million was recognized in the first quarter of fiscal 2007.

In the first quarter of fiscal 2007, we sold our U.K.-based consumer phone services business, Toucan, to Pipex Communications plc for $38.4 million in cash (including the assumption of intercompany obligations owed to IDT and its subsidiaries) and 43.2 million Pipex ordinary shares, which were subsequently sold for $7.9 million. We recognized a gain of $44.7 million in fiscal 2007 in connection with the sale.

Financing Activities

We distributed cash of $2.9 million and $8.0 million in the six months ended January 31, 2008 and 2007, respectively to the minority equity holders of subsidiaries. Repayments of borrowings were $1.4 million and $1.3 million in the six months ended January 31, 2008 and 2007, respectively. We also repaid capital lease obligations of $9.2 million and $10.7 million in the six months ended January 31, 2008 and 2007, respectively. In the six months ended January 31, 2008 and 2007, we received proceeds of $0.1 million and $4.1 million, respectively, from the exercise of our stock options, and $0.8 million and $1.1 million, respectively, from purchases under our employee stock purchase plan. In the six months ended January 31, 2007, proceeds from sale leaseback transactions were $13.3 million.

In June 2006, our Board of Directors authorized a stock repurchase program for the repurchase of up to an aggregate of 25 million shares of our Class B common stock and common stock, without regard to class. In the six months ended January 31, 2008, we repurchased an aggregate of 5.6 million shares of our common stock and Class B common stock for an aggregate purchase price of $44.0 million. As of January 31, 2008, 17.3 million shares remained available for repurchase under our stock repurchase program.

In the six months ended January 31, 2008 and 2007, we acquired an aggregate of 9.6 thousand and 0.2 million shares, respectively, of our Class B common stock held by certain of our employees for $0.1 million and $2.5 million, respectively, to satisfy the employees’ tax withholding obligations in connection with the vesting of restricted stock awards.

Changes in Trade Accounts Receivable and Allowance for Doubtful Accounts

Gross trade accounts receivable increased $4.1 million from $184.5 million at July 31, 2007 to $188.6 million at January 31, 2008 mostly due to an increase in IDT Energy’s receivables as a result of an increase in revenues, partially offset by write-offs of accounts receivable by IDT Telecom and IDT Capital. The allowance for doubtful accounts as a percentage of gross trade accounts receivable decreased from 10.7% at July 31, 2007 to 10.5% at January 31, 2008 because the allowance balance was substantially unchanged and the gross trade accounts receivable balance increased. Bad debt expense and accounts receivable written-off were almost equal in the six months ended January 31, 2008, which caused the allowance balance to remain substantially unchanged.

Other Sources and Uses of Resources

We intend to, where appropriate, make strategic investments and acquisitions to complement, expand and/or enter into new businesses. In considering acquisitions and investments, we search for opportunities to profitably grow our existing businesses, to add qualitatively to the range of businesses in our portfolio and to achieve operational synergies. At this time, we cannot guarantee that we will be presented with acquisition opportunities that meet our return on investment criteria, or that our efforts to make acquisitions that meet our criteria will be successful. In addition, from time to time, we have made strategic dispositions of certain businesses (such as Corbina Telecom, IDT Entertainment and Toucan). We continually evaluate our portfolio for opportunities to monetize select businesses where we deem appropriate.

On January 15, 2008, we entered into a binding Letter of Intent to acquire a 75% interest in E.G.L. Oil Shale, L.L.C. (EGL). EGL is one of three holders of 10-year leases granted by the U.S. Bureau of Land Management (BLM) to research, test and demonstrate the potential for commercial oil shale production in western Colorado. Proceeds from our investment will be used to fund EGL’s research, development and demonstration (RD&D) plan. Once EGL demonstrates the economic and environmental viability of its technology, it will have the opportunity to expand its lease to 5,120 acres for commercial development. The closing is subject to various conditions and may be subject to regulatory approval. The purchase price for the 75% interest in EGL is cash of $2.5 million. We committed to contribute at least an aggregate of $8.5 million in 2008 and 2009 to fund a portion of EGL’s RD&D project costs. In February 2008, we formed a new division, the American Shale Oil Corporation, to manage our U.S. oil shale ventures including EGL. We anticipate investing at least $50 million on investments and development of opportunities in this industry.

As of January 31, 2008, we had commitments to invest up to an additional $9.2 million in two hedge funds when required by the General Partners of the funds.

We believe that, based upon our present business plan, and due to the balance of cash, cash equivalents, marketable securities and pooled investment vehicles including hedge funds that we held as of January 31, 2008, our existing cash resources will be sufficient to meet our currently anticipated working capital and capital expenditure requirements, and to fund any potential operating cash flow deficits within any of our segments for at least the next twelve months. If our results differ from our current expectations, or if we acquire the business or assets of another company, we might need to raise additional capital from equity or debt sources. There can be no assurance that we would be able to raise such capital on favorable terms or at all.

Foreign Currency Risk

Revenues from our international operations represented 35.0% and 29.2% of our consolidated revenues from continuing operations for the six months ended January 31, 2008 and 2007, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset the majority of these non dollar-denominated revenues with operating expenses that are paid in the same currencies. As such, the net amount of our exposure to foreign currency exchange rate changes is generally not material. In addition, we have entered into foreign exchange hedges beginning in the second quarter of fiscal 2008.

Recently Issued Accounting Standards and Standards Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, however, for some entities, the application of this Statement will change current practice. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). We are required to adopt SFAS 157 effective August 1, 2008, except for the items within the scope of FSP 157-2, for which we are required to adopt SFAS 157 effective August 1, 2009. We are currently evaluating the impact of SFAS 157 on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS 141(R) establishes principles and requirements for how the acquirer: (a) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 (R) requires the acquiring entity in a business combination to recognize the full fair value of the assets acquired and liabilities assumed in the transaction at the acquisition date; the immediate expense recognition of transaction costs; and accounting for restructuring plans separately from the business combination, among other things. We are required to apply SFAS 141(R) to business combinations with an acquisition date on or after August 1, 2009. SFAS 141 (R) fundamentally changes many aspects of existing accounting requirements for business combinations. As such, if we enter into any business combinations after the adoption of SFAS 141 (R), a transaction may significantly impact our financial position and results of operations, but not our cash flows, when compared to acquisitions accounted for under current U.S. generally accepted accounting principles.

In December 2007, the FASB issued SFAS No.160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Also, SFAS 160 requires consolidated net income (loss) to include the amounts attributable to both the parent and the noncontrolling interest, and it requires disclosure of the amounts of net income (loss) attributable to the parent and to the noncontrolling interest. Finally, SFAS 160 requires increases and decreases in the noncontrolling ownership interest amount to be accounted for as equity transactions, and the gain or loss on the deconsolidation of a subsidiary will be measured using the fair value of any noncontrolling equity investment rather than the carrying amount of the retained investment. We are required to adopt SFAS 160 on August 1, 2009. Upon the adoption of SFAS 160, we must reclassify historical minority interests included in our consolidated balance sheet to stockholders’ equity, and reverse historical minority interests in our consolidated results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are exposed to various types of market risks in the normal course of business, including the impact of changes in commodity prices, interest rates and foreign currency exchange rates. We may hedge market price fluctuations associated with physical purchases and sales of electricity and natural gas by using derivative instruments including futures, forwards, basis swaps, transmission congestion contracts and financial transmission rights contracts. We are exposed to changes in interest rates primarily from our investments in cash equivalents and marketable debt securities. On occasion, we use interest rate derivative instruments and investment strategies to manage our exposure to interest rate changes, such as short sale strategies and repurchase and reverse repurchase agreements. In addition, fluctuations in market interest rates may lead to significant fluctuations in the fair value of our notes payable and capital lease obligations. If necessary, we may take appropriate actions to limit the negative effect of interest rate fluctuations on our obligations. Our market risk exposure relating to foreign currency exchange is generally not material, as we have cash outflows denominated in foreign currencies to partially offset the cash inflows denominated in the same currencies, thereby creating a natural hedge. In order to mitigate the risk associated with any remaining net foreign exchange exposure, which we experience from time to time, we have entered into foreign exchange hedges beginning in the second quarter of fiscal 2008.

In addition to, but separate from our primary business, we hold a portion of our total asset portfolio in pooled investment vehicles including hedge funds for strategic and speculative purposes. As of January 31, 2008, the carrying value of such investments was $117.7 million out of a total of cash, cash equivalents, marketable securities and investments of $410.6 million. Investments in hedge funds carry a degree of risk, and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that the managers of the hedge funds in which we have invested will be able to accurately predict these price movements. In order to minimize our exposure to such risk, we attempt to ensure that our hedge fund portfolio remains diversified, and it is managed by our management under the supervision of the Audit Committee of our Board of Directors, with the assistance of professional investment advisers utilized by the Company. Nevertheless, the securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our interests in these funds may go down as well as up and we may not receive, upon redemption, the amounts originally invested.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by the Company of its shares during the second quarter of fiscal 2008:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1—30, 2007 (2)	258,800	$7.93	258,800	17,737,200

December 1—31, 2007 (3)	467,440	$7.93	467,350	17,269,850

January 1—31, 2008 (4)	9,381	$7.25	0	17,269,850

Total	735,621	$7.92	726,150

(1)	Under our existing stock repurchase program, approved by our Board of Directors on June 13, 2006, we are authorized to repurchase up to an aggregate of 25 million shares of our Class B common stock and our common stock, without regard to class.
(2)	Consists of shares of Class B common stock purchased pursuant to the stock repurchase program, resulting in an aggregate of 17,737,200 shares that may yet be purchased under the stock repurchase program.
(3)	Consists of 364,550 shares of common stock and 102,800 shares of Class B common stock purchased pursuant to the stock repurchase program, resulting in an aggregate of 17,269,850 shares that may yet be purchased under the stock repurchase program, and 90 shares of Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted stock. Such shares are repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.
(4)	Consists of shares of Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted stock. Such shares are repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The shareholders of the Company voted on three items at the Annual Meeting of Shareholders held on December 18, 2007:

1. Election of five Directors to serve for a term of one year until the 2008 Annual Meeting of Stockholders, or until their successors are duly elected and qualified.

2. Approval of an amendment to the IDT Corporation 2005 Stock Option and Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 1,500,000 shares.

3. Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending July 31, 2008.

The nominees for director were elected based on the following vote:

Nominee	Votes For	Votes Withheld
Eric F. Cosentino	43,985,304	2,920,360
James A. Courter	40,889,698	6,015,966
Howard S. Jonas	41,331,900	5,573,764
James R. Mellor	44,341,696	2,563,968
Judah Schorr	44,341,553	2,564,111

The amendment to the Company’s 2005 Stock Option and Incentive Plan was adopted based on the following vote:

35,417,672 Votes for approval

8,058,620 Votes against

178,839 Abstentions

3,250,533 Broker non-votes

The proposal to ratify the appointment of Ernst and Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending July 31, 2008 was adopted and received the following votes:

46,632,684 Votes for approval

78,779 Votes against

194,201 Abstentions

0 Broker non-votes

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

IDT CORPORATION

March 11, 2008	By:	/s/ JAMES A. COURTER
James A. Courter Chief Executive Officer and Vice-Chairman (Principal Executive Officer)

March 11, 2008	By:	/s/ STEPHEN R. BROWN
Stephen R. Brown Chief Financial Officer and Treasurer (Principal Financial Officer)