Form 10-Q
period 2008-04-30
IDT CORP
filed 2008-06-06
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of June 2, 2008, the registrant had the following shares outstanding:

Common Stock, $.01 par value:	14,541,723 shares outstanding (excluding 10,533,137 treasury shares)
Class A common stock, $.01 par value:	9,816,988 shares outstanding
Class B common stock, $.01 par value:	51,016,626 shares outstanding (excluding 12,623,262 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

IDT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2008	July 31, 2007
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$128,877	$153,845
Marketable securities	140,350	388,140
Trade accounts receivable, net of allowance for doubtful accounts of $21,549 at April 30, 2008 and $19,654 at July 31, 2007	163,477	164,802
Prepaid expenses	20,465	28,920
Investments	43,356	—
Other current assets	54,074	60,452

Total current assets	550,599	796,159
Property, plant and equipment, net	269,389	251,318
Goodwill	100,805	101,515
Licenses and other intangibles, net	10,111	13,824
Investments	81,335	119,052
Deferred income tax assets, net	233,996	—
Other assets	87,219	78,465

Total assets	$1,333,454	$1,360,333

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$65,740	$47,467
Accrued expenses	219,057	288,017
Deferred revenue	94,268	112,757
Capital lease obligations—current portion	11,277	21,049
Notes payable—current portion	4,172	8,095
Other current liabilities	7,066	17,598

Total current liabilities	401,580	494,983
Income taxes payable	365,603	—
Deferred income tax liabilities, net	—	105,049
Capital lease obligations—long-term portion	11,948	23,401
Notes payable—long-term portion	106,679	82,847
Other liabilities	9,137	12,928

Total liabilities	894,947	719,208
Minority interests	8,427	10,963
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Common stock, $.01 par value; authorized shares—100,000; 25,075 and 25,075 shares issued and 14,542 and 14,996 shares outstanding at April 30, 2008 and July 31, 2007, respectively	251	251
Class A common stock, $.01 par value; authorized shares—35,000; 9,817 shares issued and outstanding at April 30, 2008 and July 31, 2007	98	98
Class B common stock, $.01 par value; authorized shares—200,000; 63,640 and 63,261 shares issued and 51,017 and 56,043 shares outstanding at April 30, 2008 and July 31, 2007, respectively	636	633
Additional paid-in capital	715,049	711,103
Treasury stock, at cost, consisting of 10,533 and 10,079 shares of common stock and 12,623 and 7,218 shares of Class B common stock at April 30, 2008 and July 31, 2007, respectively	(285,461)	(240,355)
Accumulated other comprehensive income	9,544	10,750
Retained earnings (deficit)	(10,037)	147,682

Total stockholders’ equity	430,080	630,162

Total liabilities and stockholders’ equity	$1,333,454	$1,360,333

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Revenues	$453,248	$485,356	$1,398,039	$1,520,182
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	359,276	395,654	1,099,388	1,205,893
Selling, general and administrative (i)	118,551	112,283	350,771	327,163
Research and development	8,885	55	9,808	4,814
Bad debt	3,078	3,100	24,373	7,481
Depreciation and amortization	17,460	20,500	52,027	60,476
Restructuring and severance charges	16,537	1,756	20,719	8,082

Total costs and expenses	523,787	533,348	1,557,086	1,613,909
Arbitration award	—	—	40,000	—
Gain on sale of U.K.-based Toucan business	—	—	—	44,671

Loss from operations	(70,539)	(47,992)	(119,047)	(49,056)
Interest (expense) income, net	(301)	4,762	5,301	13,518
Other (expense) income, net	(8,348)	30,643	(9,633)	29,222

Loss from continuing operations before minority interests and income taxes	(79,188)	(12,587)	(123,379)	(6,316)
Minority interests	(345)	(2,699)	(980)	(9,059)
Provision for income taxes	(2,193)	(638)	(9,012)	(4,664)

Loss from continuing operations	(81,726)	(15,924)	(133,371)	(20,039)
Discontinued operations, net of tax:
Loss from discontinued operations	—	—	—	(7,165)
(Loss) gain on sale of discontinued operations	(485)	—	(4,529)	198,235

Total discontinued operations	(485)	—	(4,529)	191,070

Net (loss) income	$(82,211)	$(15,924)	$(137,900)	$171,031

Earnings per share:
Basic and diluted:
Loss from continuing operations	$(1.09)	$(0.20)	$(1.74)	$(0.24)
Total discontinued operations	(0.01)	—	(0.06)	2.32

Net (loss) income	$(1.10)	$(0.20)	$(1.80)	$2.08

Weighted-average number of shares used in calculation of basic and diluted earnings per share	75,014	81,357	76,553	82,417

Dividends declared per common share	—	$0.25	—	$0.25

(i) Stock-based compensation included in selling, general and administrative expenses	$—	$1,473	$3,221	$5,924

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended April 30,
	2008	2007
	(In thousands)
Net cash used in operating activities	$(108,337)	$(83,671)
Investing activities
Capital expenditures	(15,149)	(26,358)
Purchase of building	(24,778)	—
Collection of notes receivable, net	14,789	228
Investments and acquisitions, net of cash acquired	(21,829)	(4,094)
Proceeds from sale of investments	10,945	—
Proceeds from sale of building	4,872	—
Proceeds from sale of IDT Entertainment, net of cash sold and transaction costs	—	261,604
Proceeds from sale of U.K.-based Toucan business, net of transaction costs	—	38,380
Purchase of debt portfolios	(67,331)	(47,276)
Principal collections and proceeds from resale of debt portfolios	20,399	14,399
Proceeds from sales and maturities of marketable securities	633,242	1,331,938
Purchases of marketable securities	(402,058)	(1,325,194)

Net cash provided by investing activities	153,102	243,627
Financing activities
Dividends paid	—	(20,560)
Distributions to minority shareholders of subsidiaries	(3,897)	(9,860)
Proceeds from exercises of stock options	94	5,195
Proceeds from employee stock purchase plan	808	1,075
Proceeds from sale leaseback transactions on capital leases	—	13,283
Repayments of capital lease obligations	(22,340)	(15,594)
Repayments of borrowings	(3,032)	(2,876)
Repurchases of common stock and Class B common stock	(45,279)	(3,918)

Net cash used in financing activities	(73,646)	(33,255)
Discontinued operations
Net cash used in operating activities	—	(20,261)
Net cash provided by investing activities	—	3,847
Net cash provided by financing activities	—	7,536

Net cash used in discontinued operations	—	(8,878)
Effect of exchange rate changes on cash and cash equivalents	3,913	5,601

Net (decrease) increase in cash and cash equivalents	(24,968)	123,424
Cash and cash equivalents, beginning of period	153,845	151,192 (*)

Cash and cash equivalents, end of period	$128,877	$274,616

Supplemental schedule of non-cash investing and financing activities
Assumption of mortgage payable in connection with the purchase of the Company’s headquarters office building	$26,851	$—

Receipt of the Company’s Class B common stock and IDT Telecom shares as part of the proceeds from the sale of IDT Entertainment	$—	$226,649

Receipt of marketable securities as part of the proceeds from the sale of U.K.-based Toucan business	$—	$7,851

(*)	Includes cash and cash equivalents of discontinued operations of $32.1 million as of July 31, 2006.

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation. Operating results for the three and nine months ended April 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2008. The balance sheet at July 31, 2007 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2007, as filed with the U.S. Securities and Exchange Commission.

In the three and nine months ended April 30, 2007, other income included $22.2 million relating to income from certain pooled investment vehicles. Prior to the third quarter of fiscal 2007, the Company accounted for such investments at cost. However, in the third quarter of fiscal 2007, the Company concluded that such investments should be accounted for using the equity method, pursuant to the guidance in Emerging Issues Task Force (EITF) Topic D-46, Accounting for Limited Partnership Investments and EITF 03-16, Accounting for Investments in Limited Liability Companies. The adjustment to “Investments” in the third quarter of fiscal 2007 resulted in an overstatement of other income for the three and nine months ended April 30, 2007 of $18.6 million ($0.23 per share) and $15.4 million ($0.19 per share), respectively. In accordance with Accounting Principles Board Opinion No. 28, Interim Financial Reporting, paragraph 29, the Company did not adjust prior periods results, as the adjustment was not considered to be material to the Company’s fiscal 2007 full year results or to prior periods.

The Company records Universal Service Fund (“USF”) charges that are billed to customers on a gross basis in its results of operations, and records other taxes and surcharges on a net basis. USF charges in the amount of $0.9 million and $2.9 million in the three and nine months ended April 30, 2008, respectively, and $2.0 million and $8.1 million in the three and nine months ended April 30, 2007, respectively, were recorded on a gross basis.

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2008 refers to the fiscal year ending July 31, 2008).

Note 2—Income Taxes

Effective August 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 and prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statements. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 resulted in a one-time decrease in the opening balance of retained earnings of $19.8 million. In addition, the adoption included a reduction in deferred tax liabilities of $323.6 million and a corresponding increase in non-current income tax payable.

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

The Company classifies interest and penalties on income taxes as a component of income tax expense. As of August 1, 2007, accrued interest relating to the unrecognized tax benefits was $46.8 million. In the nine months ended April 30, 2008, the Company recorded additional interest of $7.0 million. As of April 30, 2008, accrued interest relating to the unrecognized tax benefits was $53.8 million.

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

Note 3—Arbitration Award

On November 26, 2007, the Company announced that its Net2Phone Cable Telephony subsidiary, which is included in its Wholesale Telecommunications Services segment, was awarded approximately €23 million, plus interest from November 2005, in an arbitration proceeding against Altice One S.A. and certain of its affiliates. The arbitration proceeding related to Altice’s termination of cable telephony license agreements Net2Phone had entered into in November 2004. The Company recorded a gain of $40.0 million for this arbitration award, including accrued interest, in the first quarter of fiscal 2008. The Company received €29.3 million in March 2008, which includes interest from November 2005.

Note 4—Purchased Debt Portfolios

The Company records revenues on its purchased debt portfolios using the effective yield method for substantially all of its debt portfolios. In fiscal 2007, the Company’s first full year of operations in the debt acquisition business, the cost recovery method was primarily used as the Company was developing the experience necessary to reasonably predict the timing and amount of collections from the individual portfolios purchased. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in the carrying value of the purchased debt portfolios is as follows:

Nine Months Ended April 30, 2008
(in thousands)
Balance, beginning of period	$51,112
Purchases of debt portfolios	67,331
Collections	(52,540)
Proceeds from portfolio sales applied to carrying value	(1,607)
Revenue recognized	33,748
Provision for bad debt	(16,052)

Balance, end of period	81,992
Less current portion included in other current assets	(23,678)

Long term portion included in other assets	$58,314

As of April 30, 2008, the original undiscounted contractual amount less collections since acquisition was $1.7 billion.

During the nine months ended April 30, 2008, debt portfolios were purchased with a face value of $756.2 million for $67.3 million. The estimated cash flows expected to be collected at the date of acquisition for these portfolios was approximately $126.0 million.

Purchases during the nine months ended April 30, 2008 include $0.7 million for debt portfolios accounted for using the cost recovery method. As of April 30, 2008, the carrying value of debt portfolios accounted for using the cost recovery method was nil.

Accretable yield represents the amount of revenue expected over the remaining life of the investment in purchased debt portfolios. The change in accretable yield for the debt portfolios accounted for using the effective yield method is as follows:

Nine Months Ended April 30, 2008
(in thousands)
Balance, beginning of period	$56,963
Additions	59,603
Revenue recognized	(30,798)
Adjustments	(507)

Balance, end of period	$85,261

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in the provision for bad debt of the portfolios is as follows:

Nine Months Ended April 30, 2008
(in thousands)
Balance, beginning of period	$—
Provision for bad debt	16,052
Uncollectible accounts written-off	(5,148)

Balance, end of period	$10,904

In the nine months ended April 30, 2008, the Company recorded bad debt expense of $16.1 million as a result of lower than expected cash collections to date and decreases in the estimated future cash collections for certain pools of portfolios.

Note 5—Acquisition of E.G.L. Oil Shale, L.L.C.

As of April 10, 2008, the Company’s wholly owned subsidiary, American Shale Oil Corporation (“AMSO”), acquired a 75% equity interest in E.G.L. Oil Shale, L.L.C. (“EGL”) in exchange for cash of $2.5 million and certain commitments for future funding of EGL’s operations. As of April 22, 2008, the Company acquired an additional 14.9437% equity interest in EGL in exchange for cash of $3.0 million. EGL is one of three holders of 10-year leases granted by the U.S. Bureau of Land Management to research, test and demonstrate the potential for commercial oil shale production in western Colorado. AMSO has committed to a minimum total investment of $11.0 million in EGL, which includes $2.5 million used for the purchase of the 75% interest in EGL. AMSO’s 75% equity interest is subject to reduction if AMSO fails to meet further commitments to fund EGL’s research, development and demonstration plan. Once EGL demonstrates the economic and environmental viability of its technology, it will have the opportunity to expand its lease to 5,120 acres for commercial development.

The acquisition of EGL was accounted for under the purchase method of accounting, and accordingly, the net assets and results of operations of the acquired business were included in the consolidated financial statements from the date of acquisition. The Company charged an aggregate of $5.5 million to research and development expense at the acquisition date, which includes the amounts assigned to EGL’s tangible and intangible assets to be used in its research and development project that have no alternative future use.

Note 6—Purchase of Building and Assumption of Mortgage

On February 7, 2008, the Company completed the purchase of its headquarters office building in exchange for $24.8 million in cash and the assumption of the remainder of the existing mortgage on the building in the amount of $26.9 million. In addition, an affiliate of the seller repaid its $16.9 million note payable to the Company that was secured by an interest in the building.

The mortgage secures a promissory note that bears interest at the rate of 8.9% per annum and is payable in monthly installments of $0.3 million consisting of principal and interest. The maturity date of the note is April 1, 2020. As of April 30, 2008, the mortgage balance was $26.7 million of which the current portion was $0.6 million.

Note 7—Sale of IDT Entertainment

In the first quarter of fiscal 2007, the Company completed the sale of IDT Entertainment to Liberty Media Corporation for (i) 14.9 million shares of IDT Class B common stock and Liberty Media’s approximate 4.8%

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest in IDT Telecom, (ii) $220.0 million in cash, net of certain working capital adjustments, (iii) the repayment of $58.7 million of IDT Entertainment’s intercompany indebtedness payable to IDT and (iv) the assumption of all of IDT Entertainment’s existing indebtedness. The Company is also eligible to receive additional consideration from Liberty Media based upon any appreciation in the value of IDT Entertainment over the five-year period following the closing of the transaction or a shorter period under specified circumstances (“Contingent Value”), equal to 25% of the excess, if any, of the net equity value of IDT Entertainment over $453 million. However, the Company would have to pay Liberty Media up to $3.5 million if the Contingent Value does not exceed $439 million. The Company recognized a gain of $205.2 million in fiscal 2007 in connection with the sale, of which $198.2 million was recognized in the first quarter of fiscal 2007. Loss on sale of discontinued operations in the three and nine months ended April 30, 2008 of $0.5 million and $4.5 million, respectively, included compensation, taxes and the costs of a lawsuit, all of which arose from and were directly related to the operations of IDT Entertainment prior to its disposal.

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

Summary Financial Data of Discontinued Operations

Revenues, loss before income taxes and net loss of IDT Entertainment included in discontinued operations is as follows:

Nine Months ended April 30, 2007
(in thousands)
Revenues	$17,905

Loss before income taxes	$(6,995)

Net loss	$(7,165)

Note 8—Sale of Toucan

In the first quarter of fiscal 2007, the Company completed the sale of its United Kingdom-based consumer phone services business, Toucan, to Pipex Communications plc in exchange for $38.4 million in cash (including the assumption of intercompany obligations owed to IDT and its subsidiaries) and 43.2 million Pipex ordinary shares, which were later sold for $7.9 million. Toucan was launched in November 2003 and marketed local, long distance, broadband and wireless communications services in the United Kingdom. Pursuant to the terms of the agreement, Pipex assumed Toucan’s existing customer base and those employees supporting its operations. The Company provided Toucan with termination, call center and other support services. As a result of these continuing services, the sale did not meet the criteria to be reported as a discontinued operation. Toucan’s historical results of operations are included in the Company’s Consumer Phone Services segment. The Company’s results of operations for the nine months ended April 30, 2007 included revenues generated by

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Toucan’s operations of $16.4 million and loss from operations of $2.6 million. The Company recognized a gain of $44.7 million in fiscal 2007 in connection with the sale.

Note 9—Stock Repurchases and Cash Dividend

In June 2006, the Company’s Board of Directors authorized a stock repurchase program for the repurchase of up to an aggregate of 25 million shares of the Company’s Class B common stock and common stock, without regard to class. In the nine months ended April 30, 2008, the Company repurchased an aggregate of 5.8 million shares of common stock and Class B common stock for an aggregate purchase price of $44.5 million. As of April 30, 2008, 17.1 million shares remain available for repurchase under the stock repurchase program.

In the nine months ended April 30, 2008 and 2007, the Company acquired an aggregate of 0.1 million and 0.3 million shares, respectively, of its Class B common stock held by certain of its employees for $0.8 million and $3.9 million, respectively, to satisfy the employees’ tax withholding obligations in connection with the vesting of restricted stock awards. Such shares are repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

On March 14, 2007, the Company’s Board of Directors authorized a cash dividend of $0.25 per share of the Company’s common stock, Class A common stock and Class B common stock. The $0.25 per share dividend in the aggregate amount of $20.6 million was paid on April 24, 2007 to shareholders of record at the close of business on March 27, 2007. No dividend was authorized or paid in the nine months ended April 30, 2008.

Note 10—Earnings Per Share

The Company computes earnings per share under the provisions of SFAS No. 128, Earnings per Share, whereby basic earnings per share is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share, except that the number of shares is increased to include non-vested restricted stock and to assume exercise of potentially dilutive stock options and contingently issuable shares using the treasury stock method, unless the effect of such increase is anti-dilutive. For the three and nine months ended April 30, 2008 and 2007, the diluted earnings per share amounts equal basic earnings per share because the Company had losses from continuing operations and the impact of the assumed exercise of stock options and non-vested restricted stock would have been anti-dilutive. Accordingly, the following securities have been excluded from the dilutive earnings per share computation:

	At April 30,
	2008	2007
	(In thousands)
Stock options	7,507	7,855
Non-vested restricted stock	455	713
Contingently issuable shares	167	114

Total	8,129	8,682

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Comprehensive (Loss) Income

The Company’s comprehensive (loss) income consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
	(in thousands)
Net (loss) income	$(82,211)	$(15,924)	$(137,900)	$171,031
Foreign currency translation adjustments	5,154	2,391	(2,811)	5,980
Unrealized gains (loss) on available-for-sale securities	4,541	(4,119)	1,605	5,569

Comprehensive (loss) income	$(72,516)	$(17,652)	$(139,106)	$182,580

Note 12—Restructuring and Severance Charges

The Company’s restructuring and severance charges consist of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
	(in thousands)
Prepaid Products	$6,516	$402	$7,356	$2,451
Consumer Phone Services	689	57	750	335
Wholesale Telecommunications Services	4,762	675	6,116	3,968
IDT Energy	—	—	89	—
IDT Carmel	30	—	30	—
IDT Capital	29	200	876	689
Corporate	4,511	422	5,502	639

Total	$16,537	$1,756	$20,719	$8,082

The charges in the three and nine months ended April 30, 2008 and 2007 consist primarily of severance charges relating to a company-wide cost savings program initiated towards the end of the third quarter of fiscal 2006. As of April 30, 2008, this program resulted in the termination of approximately 1,110 employees.

The following table summarizes the remaining reserve balances related to the Company’s restructuring activities (substantially all of which relates to workforce reductions):

	Balance at July 31, 2007	Charged to Expense	Payments	Non-cash Charges and Other	Balance at April 30, 2008
	(in thousands)
IDT Telecom	$8,711	$14,222	$(14,294)	$(534)	$8,105
IDT Energy	—	89	(89)	—	—
IDT Carmel	—	30	(30)	—	—
IDT Capital	834	876	(964)	(211)	535
Corporate	8,250	5,502	(8,201)	135	5,686

Total	$17,795	$20,719	$(23,578)	$(610)	$14,326

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Business Segment Information

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

The Prepaid Products segment markets and sells primarily prepaid and rechargeable calling cards and prepaid wireless phone services. The Consumer Phone Services segment provides consumer local and long distance services. The Wholesale Telecommunications Services segment consists of wholesale carrier services provided to affiliates as well as other telecommunications companies, and cable telephony services. The IDT Energy segment operates the Company’s Energy Services Company, or ESCO, in New York State. IDT Carmel operates the Company’s receivables portfolio management and collection businesses. IDT Capital consists of the IDT Local Media businesses (principally CTM Brochure Display and WMET radio), IDT Internet Mobile Group (Zedge, a website providing a creation and distribution platform for mobile content and IDW, a comics, graphics novel, and children’s book publisher that creates and licenses original intellectual property), Alternative Energy (which consists of American Shale Oil Corporation, the Company’s U.S. oil shale research and development business, and other alternative energy initiatives) and other smaller businesses. Corporate costs include certain services, such as corporate executive compensation, treasury, tax and accounting services, corporate governance including Board of Directors’ fees, internal and external audit, public and investor relations, corporate insurance, corporate legal, and business development, and other corporate-related general and administrative expenses including, among others, facilities costs, charitable contributions and travel and entertainment, as well as depreciation expense on corporate assets. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

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

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating results for the business segments of the Company are as follows:

(in thousands)	Prepaid Products	Consumer Phone Services	Wholesale Telecommunications Services	IDT Energy	IDT Carmel	IDT Capital	Corporate	Total
Three Months Ended April 30, 2008
Total revenues	$182,762	$20,779	$248,062	$66,290	$12,513	$13,461	$—	$543,867
Intersegment revenues	—	—	(90,619)	—	—	—	—	(90,619)

Net revenues	182,762	20,779	157,443	66,290	12,513	13,461	—	453,248
Operating (loss) income	(24,462)	7,596	(10,438)	850	1,859	(17,026)	(28,918)	(70,539)
Restructuring and severance charges	6,516	689	4,762	—	30	29	4,511	16,537
Three Months Ended April 30, 2007
Total revenues	$230,667	$30,674	$289,199	$57,262	$952	$11,539	$—	$620,293
Intersegment revenues	—	—	(134,937)	—	—	—	—	(134,937)

Net revenues	230,667	30,674	154,262	57,262	952	11,539	—	485,356
Operating (loss) income	(16,950)	3,927	(6,184)	2,451	(3,336)	(8,848)	(19,052)	(47,992)
Restructuring and severance charges	402	57	675	—	—	200	422	1,756
Nine Months Ended April 30, 2008
Total revenues	$594,520	$69,052	$792,547	$173,434	$34,542	$40,105	$—	$1,704,200
Intersegment revenues	—	—	(306,161)	—	—	—	—	(306,161)

Net revenues	594,520	69,052	486,386	173,434	34,542	40,105	—	1,398,039
Operating (loss) income	(55,489)	16,824	33,526	4,459	(8,324)	(41,105)	(68,938)	(119,047)
Restructuring and severance charges	7,356	750	6,116	89	30	876	5,502	20,719
Nine Months Ended April 30, 2007
Total revenues	$743,062	$118,736	$918,864	$145,414	$3,655	$37,315	$—	$1,967,046
Intersegment revenues	—	—	(446,864)	—	—	—	—	(446,864)

Net revenues	743,062	118,736	472,000	145,414	3,655	37,315	—	1,520,182
Operating (loss) income	(36,703)	55,874	(11,057)	10,941	(5,511)	(16,030)	(46,570)	(49,056)
Restructuring and severance charges	2,451	335	3,968	—	—	689	639	8,082

Operating income of Wholesale Telecommunications Services in the nine months ended April 30, 2008 includes the gain from the arbitration award of $40.0 million (see Note 3). Operating income of Consumer Phone Services in the nine months ended April 30, 2007 includes the gain from the sale of Toucan, the Company’s United Kingdom-based consumer phone services business, of $44.7 million (see Note 8).

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Legal Proceedings

On May 13, 2008, Aerotel, Ltd. filed a complaint against the Company in the United States District Court Southern District of New York. The lawsuit relates to a dispute concerning the Settlement Agreement between the Company and Aerotel that the parties executed on August 17, 2007, which resulted in the dismissal of a patent infringement lawsuit entitled Aerotel, Ltd. et al. v. IDT Corporation. The current complaint alleges Breach of Contract, Anticipatory Breach, and Breach of Covenant of Good Faith and Fair Dealing. Aerotel is seeking damages in the amount of at least $30 million. The complaint has not yet been served upon the Company. Once served with the complaint, the Company plans to vigorously defend against the lawsuit.

On April 18, 2008, a federal jury awarded Alfred West, a former employee of the Company, $10.5 million for breach of contract and a related claim related to West’s employment by the Company for six months in 2001. West has made a motion for an additional $4.4 million in prejudgment interest, which the Company has opposed. The Company has made post-trial motions seeking to vacate the award and, if necessary, intends to appeal the judgment. Pending a final resolution, the Company accrued an expense of $10.5 million in April 2008 in its corporate general and administrative expenses for this matter. West’s original contract claim was dismissed by a trial judge several years ago, but in 2005 West was awarded $1.5 million by a jury on a related claim. That award, however, was set aside by the trial judge in 2006 as being unsupported by the evidence. In an appeal by West of that decision, an appellate court reinstated West’s breach of contract claim, which led to the second trial that concluded with the $10.5 million award.

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

On March 29, 2004, D. Michael Jewett (“Jewett”), a former employee whose employment the Company terminated less than seven months after he was first hired, filed a complaint against the Company in the United States District Court, District of New Jersey, following his termination. The complaint alleges (i) violations of the New Jersey Anti-Racketeering Statute; (ii) violations of the New Jersey Conscientious Employee Protection Act (“CEPA”); (iii) violations of the New Jersey Law Against Discrimination (“LAD”); (iv) common law defamation; and (v) New Jersey common law intentional infliction of emotional distress (“IIED”). Jewett is seeking damages of $31 million, plus attorneys’ fees. The Court dismissed the Anti-Racketeering claim and a portion of the LAD claim; and narrowed the remaining claims described above. The Company denies liability for

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the remaining claims. On January 25, 2006, Jewett filed an amended supplemental pleading which the Company moved to dismiss. Plaintiff opposed the Company’s motion. On September 11, 2007, Judge Chesler issued an order which dismissed the CEPA and LAD claims, without prejudice, against all individual defendants with the exception of Jewett’s direct supervisor. Judge Chesler also granted in part and denied in part the Company’s motion to dismiss the supplemental complaint. Judge Chesler dismissed plaintiff’s abuse of process and defamation claims with prejudice. However, the judge denied the motion to dismiss the count for IIED. Thereafter, defendants were permitted to file another motion to dismiss plaintiff’s IIED claim in the amended supplemental complaint, which the plaintiff opposed. On February 19, 2008, Judge Chesler issued an Opinion and Order dismissing plaintiff’s IIED claim. Plaintiff also sought leave to amend his complaint and supplemental complaint to add some additional claims, which was denied as well. The parties are engaged in discovery.

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

On June 1, 2006, the Company filed a complaint in the United States District Court for the District of New Jersey alleging that eBay, Inc., Skype Technologies SA, Skype, Inc. and several as of yet unidentified business entities (collectively, “Skype”) infringed patents owned by the Company. The Company’s complaint was amended to include claims for Skype’s alleged infringement of additional patents, all owned by the Company. The lawsuit seeks, among other things, an injunction enjoining Skype from infringing these patents and monetary damages in connection with Skype’s alleged infringement. Skype has answered the complaint and amended complaints, denying any liability with respect to the Company’s claims. On February 20, 2008, eBay, Inc. filed a complaint (which was subsequently amended) in the United States District Court for the Western District of Arkansas alleging that IDT Corporation, Net2Phone, Inc., IDT Telecom, Inc. and Union Telecard Alliance, LLC infringed U.S. Patent No. 6,067,350 that is owned by eBay, Inc. The lawsuit seeks, among other things, an injunction enjoining the Company from infringing the patent and an undetermined amount of monetary damages in connection with the Company’s alleged infringement. On April 23, 2008, the Company answered eBay’s complaint and denied all wrongdoing. The Company also filed counterclaims against eBay, for infringement of three Net2Phone patents: U.S. Patents numbers 6,275,490; 5,974,414; and 6,631,399. The Company asked the court in Arkansas to enjoin those portions of eBay’s auction business that infringe Net2Phone patents and to award Net2Phone damages as a result of eBay’s patent infringement. eBay has answered Net2Phone’s counterclaims and has denied all wrongdoing.

On March 8, 2007, IDT Telecom, Inc. and the Company’s 51%-owned U.S. calling card distribution partnership, Union Telecard Alliance, LLC filed a complaint and on April 2, 2007 an amended complaint in the United States District Court for the District of New Jersey against several prepaid calling card companies. The lawsuit alleges that the defendants are systematically falsely promising minutes in their voice prompts and other advertisements that consumers cannot obtain from the cards they have bought. The Company sought an injunction barring the defendants from continuing their false promises as well as money damages and asserts that the defendants have violated the federal Lanham Act as well as several states’ false advertising and deceptive trade practices statutes. The Company has settled with five of the defendant groups. However, on May 20, 2008, the Court rescinded the Company’s settlement agreement with one of the defendant groups (the group consisting

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of Dollar Phone Services, Inc., Dollar Phone Enterprise, Inc., Dollar Phone Corp. and Dollar Phone Access Inc.) and ordered that this group of defendants be restored to the case. On May 9, 2007, the judge in the case denied the Company’s motion for a preliminary injunction, which decision was affirmed by the Court of Appeals for the Third Circuit, and also denied motions to dismiss filed by all of the non-settling defendants who claimed that the Court lacked jurisdiction. The Company is continuing to pursue the case against the non-settling defendants.

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

Note 15—Commitments and Contingencies

The Company has purchase commitments and other obligations of approximately $4.3 million as of April 30, 2008. In February 2005, the Company entered into a multi-year agreement to grant a telecommunications service provider the right to service certain of its domestic and international wireless traffic. Terms of the agreement are based on a minimum purchase of $75 million of services from the telecommunications service provider through October 2009. As of April 30, 2008, telecommunications services of approximately $20 million have been purchased.

As of April 30, 2008, the Company was committed to invest up to an additional $7.5 million in a hedge fund when required by the General Partner of the fund.

On April 16, 2008, the Company entered into a retention agreement with Yona Katz, the Chief Operating Officer of its Telecom division, pursuant to which Mr. Katz agreed to continue his employment until at least September 30, 2008, unless terminated earlier. Under certain circumstances, Mr. Katz may be eligible to receive severance compensation upon a termination of his employment during a period of eighteen months from April 1, 2008. The total amount of the severance payment would be $2.2 million, provided that Mr. Katz executes and delivers a separation and general release agreement. The Company is recording this compensation as an expense ratably over the period from April 1, 2008 to September 30, 2008. Also in April 2008, the Company entered into similar agreements with three other IDT Telecom executive employees. These employees are eligible to receive aggregate severance compensation of $3.5 million upon termination of their employment under certain circumstances. Two of these employees agreed to continue their employment, one until at least July 31, 2008 and the other until at least September 30, 2008. The Company is recording this compensation as an expense ratably over the respective service periods.

IDT Telecom in the U.S. records accruals for various telecom regulatory agency fees including: Telecommunications Relay Services Fund (TRS), Federal Communications Commission (FCC), North American Numbering Plan (NANPA), Local Number Portability (LNP) and Universal Service Fund (USF). As of April 30, 2008, the accrued expense balance for these fees was $35.3 million. This balance reflects what the Company believes at this time to be its liability for all such fees, given the methodologies used by the Universal Service Administration Corporation (USAC) for calculation of USF related fees. The USAC recently completed an audit of the Company’s Form 499-A filings for calendar years 2005 and 2006, the results of which did not significantly affect the Company’s results of operations, cash flows or its financial condition.

As of April 30, 2008, the Company had letters of credit outstanding totaling $55.0 million, the majority of which expire by April 30, 2009. Cash and cash equivalents of $1.6 million and $2.4 million that serve as collateral was restricted against such letters of credit, and is included in “Cash and cash equivalents” in the

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s condensed consolidated balance sheets as of April 30, 2008 and July 31, 2007, respectively. Also, current marketable securities of $55.7 million and $76.3 million was restricted primarily against letters of credit, and is included in “Marketable securities” in the Company’s condensed consolidated balance sheets as of April 30, 2008 and July 31, 2007, respectively.

Note 16—Recently Issued Accounting Standards Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). The Company is required to adopt SFAS 157 effective August 1, 2008, except for the items within the scope of FSP 157-2, for which the Company is required to adopt SFAS 157 effective August 1, 2009. SFAS 157 does not require any new fair value measurements, however, the Company’s application of this statement will change current practice for some of its fair value measurements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS 107, Disclosures about Fair Value of Financial Instruments. The Company is required to adopt SFAS 159 effective August 1, 2008. The Company does not currently expect to elect the fair value option for the valuation of any of its eligible assets or liabilities.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS 141(R) establishes principles and requirements for how the acquirer: (a) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 (R) requires the acquiring entity in a business combination to recognize the full fair value of the assets acquired and liabilities assumed in the transaction at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; the immediate expense recognition of transaction costs; changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense; and restructuring plans will be accounted for separately from the business combination, among other things. The Company is required to apply SFAS 141(R) to business combinations with an acquisition date on or after August 1, 2009. SFAS 141 (R) fundamentally changes many aspects of existing accounting requirements for business combinations. As such, if the Company enters into any business combinations after the adoption of SFAS 141 (R), a transaction may significantly impact the Company’s financial position and results of operations, but not cash flows, when compared to acquisitions accounted for under current U.S. generally accepted accounting principles.

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

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. SFAS 161 is intended to enhance the current disclosure framework of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires enhanced disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. The Company is required to adopt SFAS 161 on August 1, 2009. The Company is currently evaluating the impact of SFAS 161 on the disclosures in its consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The Company is required to adopt FSP 142-3 on August 1, 2009. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company is currently evaluating the impact of FSP 142-3 on its consolidated financial statements.

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

•

IDT Local Media, which is primarily comprised of CTM Brochure Display, our brochure distribution company, other advertising-based new product initiatives geared towards small to medium sized businesses, and the WMET-AM radio station in the Washington D.C. metropolitan area;

•

IDT Internet Mobile Group, a new media company that leverages digital, mobile, and traditional distribution mechanisms to create and distribute content. It does this through its Zedge and IDW arms. Zedge is a website and platform geared toward the production and distribution of mobile content. IDW is a comics, graphics novel, and children’s book publisher that creates and licenses original IP; and

•	Alternative Energy, which consists of American Shale Oil Corporation (AMSO), our U.S. oil shale research and development business, and other alternative energy initiatives.

We also hold assets and operate other smaller or early-stage initiatives and operations, including intellectual property held in units of IDT Capital, IDT Spectrum, which holds a significant number of Federal Communications Commission licenses for commercial fixed wireless spectrum in the United States, IDT Global Israel, which is primarily comprised of call center operations (which we are in the process of downsizing), and certain real estate investments.

We conduct our business through the following five reportable segments: Prepaid Products, Consumer Phone Services and Wholesale Telecommunications Services, which comprise IDT Telecom, IDT Energy and IDT Carmel. All other operating segments that are not reportable individually are collectively called IDT Capital. IDT Capital includes the following businesses: IDT Local Media, IDT Internet Mobile Group, Alternative Energy and various other smaller lines of business.

We are in the process of evaluating divestitures of non-core businesses and assets as well as reducing the operations of our non-profitable divisions and reducing corporate overhead. We are also focusing on streamlining our core businesses and our businesses in which we believe there is potential for large enterprise value, as well as improving collections in IDT Carmel with a concentration on our existing portfolios. In particular, we continue to reduce connectivity, development and network costs in IDT Telecom. We also plan to make modest investments in a very limited number of closely managed opportunities.

Acquisition

EGL

As of April 10, 2008, our wholly owned subsidiary, AMSO, acquired a 75% equity interest in E.G.L. Oil Shale, L.L.C. (EGL) in exchange for cash of $2.5 million and certain commitments for future funding of EGL’s operations. As of April 22, 2008, we acquired an additional 14.9437% equity interest in EGL in exchange for cash of $3.0 million. EGL is one of three holders of 10-year leases granted by the U.S. Bureau of Land Management to research, test and demonstrate the potential for commercial oil shale production in western Colorado. We have committed to a minimum total investment of $11.0 million in EGL, which includes $2.5 million used for our original purchase of the 75% interest in EGL. AMSO’s 75% equity interest is subject to reduction if AMSO fails to meet further commitments to fund EGL’s research, development and demonstration plan. Once EGL demonstrates the economic and environmental viability of its technology, it will have the opportunity to expand its lease to 5,120 acres for commercial development.

Dispositions

Sale of IDT Entertainment

In the first quarter of fiscal 2007, we completed the sale of our IDT Entertainment segment to Liberty Media Corporation for (i) 14.9 million shares of our Class B common stock and Liberty Media’s approximate 4.8% interest in IDT Telecom, (ii) $220.0 million in cash, net of certain working capital adjustments, (iii) the repayment of $58.7 million of IDT Entertainment’s intercompany indebtedness payable to us and (iv) the assumption of all of IDT Entertainment’s existing indebtedness. We are also eligible to receive additional consideration from Liberty Media based upon any appreciation in the value of IDT Entertainment over the five-year period following the closing of the transaction or a shorter period under specified circumstances (“Contingent Value”), equal to 25% of the excess, if any, of the net equity value of IDT Entertainment over $453 million. However, we would have to pay Liberty Media up to $3.5 million if the Contingent Value does not exceed $439 million. We recognized a gain of $205.2 million in fiscal 2007 in connection with the sale, of which $198.2 million was recognized in the first quarter of fiscal 2007. Loss on sale of discontinued operations in the three and nine months ended April 30, 2008 of $0.5 million and $4.5 million, respectively, included compensation, taxes and the costs of a lawsuit, all of which arose from and were directly related to the operations of IDT Entertainment prior to its disposal.

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

Revenues, loss before income taxes and net loss of IDT Entertainment included in discontinued operations is as follows:

Nine Months ended April 30, 2007
(in thousands)
Revenues	$17,905

Loss before income taxes	$(6,995)

Net loss	$(7,165)

Sale of Toucan

In the first quarter of fiscal 2007, we completed the sale of our United Kingdom-based consumer phone services business, Toucan, to Pipex Communications plc, in exchange for $38.4 million in cash (including the assumption of intercompany obligations owed to us and our subsidiaries) and 43.2 million Pipex ordinary shares, which were later sold for $7.9 million.

Toucan was launched in November 2003 and marketed local, long distance, broadband and wireless communications services in the United Kingdom. Pursuant to the terms of the agreement, Pipex assumed Toucan’s existing customer base and those employees supporting its operations. We provided Toucan with termination, call center and other support services. As a result of these continuing services, the sale did not meet the criteria to be reported as a discontinued operation. Toucan’s historical results of operations are included in our Consumer Phone Services segment. Our results of operations for the nine months ended April 30, 2007 included revenues generated by Toucan’s operations of $16.4 million and loss from operations of $2.6 million. We recognized a gain of $44.7 million in fiscal 2007 in connection with the sale.

Telecom Competition

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. IDT Telecom’s revenues represented 82.3% of our total revenues from continuing operations in the nine months ended April 30, 2008, compared to 87.7% in the nine months ended April 30, 2007.

In our IDT Telecom businesses, our competitors continue to aggressively price their services. In addition, with particular regard to our calling card business, we believe that there may have been a gradual shift in demand industry-wide away from calling cards and into wireless products, which, among other things, may have further eroded pricing power. In our wholesale markets as well, we have generally had to pass along portions of our per-minute cost savings to our customers in the form of lower prices. These trends have impacted our telecom businesses, and as a result, we have generally experienced declines in both our revenues and overall per-minute price realizations. At times, though, we have chosen to raise prices, particularly within our calling card business, in an effort to increase per-minute price realizations, which generally results in a negative impact on minute volumes, thereby reducing revenues. Minutes-of-use in our global calling card business has declined each quarter beginning in the third quarter of fiscal 2006, from 4.23 billion in the second quarter of fiscal 2006 to 2.04 billion in the third quarter of fiscal 2008. We continue to adjust our prices on selected calling cards in order to maintain a balance between per-minute price realizations and level of revenues. We cannot predict whether we will continue to experience further declines in our calling card business. However, we do not expect any such further declines to be as steep as those experienced in previous quarters.

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

In addition to these critical accounting policies, we believe that our revenue recognition policy under the effective yield method for our purchased debt portfolios involves a higher degree of judgment. Beginning in fiscal 2008, we primarily utilize the effective yield method of accounting for recognizing revenue from our purchased debt portfolios. Upon acquisition of debt portfolios, static pools of accounts are established, which are aggregated based on certain common risk criteria. We estimate future cash collections for each static pool based primarily on historical cash collections for pools with similar characteristics. An internal rate of return (IRR) is calculated for each pool based on our cash flow projections. Income is recognized on a level-yield basis over the expected life of the pool based on the expected IRR. The IRR remains unchanged throughout the life of the pool unless there is an increase in cash flows expected to be collected. Application of the effective yield method of accounting involves a high degree of judgment, particularly in the preparation of cash flow projections. If future cash collections are materially different in amount or timing than the projections, our results of operations could be materially affected either positively or negatively.

Results of Operations

Three and Nine Months Ended April 30, 2008 Compared to Three and Nine Months Ended April 30, 2007

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Consolidated

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2008	2007	$	%	2008	2007	$	%
	(in millions)
Revenues
IDT Telecom	$361.0	$415.6	$(54.6)	(13.1)%	$1,150.0	$1,333.8	$(183.8)	(13.8)%
IDT Energy	66.3	57.3	9.0	15.8	173.4	145.4	28.0	19.3
IDT Carmel	12.5	1.0	11.5	nm	34.5	3.7	30.8	845.0
IDT Capital	13.5	11.5	2.0	16.7	40.1	37.3	2.8	7.5

Total revenues	$453.3	$485.4	$(32.1)	(6.6)%	$1,398.0	$1,520.2	$(122.2)	(8.0)%

nm—not meaningful

Revenues. The decrease in consolidated revenues in the three and nine months ended April 30, 2008 compared to the similar periods in fiscal 2007 was due to a decline in IDT Telecom revenues, partially offset by increases in IDT Energy and IDT Carmel revenues. The decrease in IDT Telecom revenues in the three and nine months ended April 30, 2008 compared to the similar periods in fiscal 2007 resulted primarily from lower calling card sales in both the United States and in Europe, and the decline in consumer phone services revenues in the United States. In addition, the decrease in IDT Telecom revenues in the nine months ended April 30, 2008 compared to the similar period in fiscal 2007 reflects a $16.4 million reduction in revenues as a result of the sale of our U.K.-based consumer phone services business, which was consummated in the first quarter of fiscal 2007. IDT Telecom minutes of use (excluding minutes related to our consumer phone services business, as the portion of such minute traffic carried in our network is insignificant) declined 0.7% from 5.596 billion in the three months ended April 30, 2007 to 5.556 billion in the three months ended April 30, 2008, and declined 1.3% from 17.483 billion in the nine months ended April 30, 2007 to 17.255 billion in the nine months ended April 30, 2008.

The increase in IDT Energy revenues in the three and nine months ended April 30, 2008 compared to the similar periods in fiscal 2007 was the result of increases in revenue from sales of both electricity and natural gas. The increase in IDT Carmel revenues in the three and nine months ended April 30, 2008 compared to the similar periods in fiscal 2007 was primarily because IDT Carmel began using the effective yield method to recognize revenues effective August 1, 2007. Under the effective yield method, revenue is recognized on a level-yield basis over the expected life of the pool of portfolios. In fiscal 2007, IDT Carmel used the cost recovery method to recognize revenues. Under the cost recovery method, no revenue is recognized until the cost of the portfolio is completely recovered or sold.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2008	2007	$	%	2008	2007	$	%
	(in millions)
Costs and expenses
Direct cost of revenues	$359.3	$395.6	$(36.3)	(9.2)%	$1,099.4	$1,205.9	$(106.5)	(8.8)%
Selling, general and administrative	118.5	112.2	6.3	5.6	350.8	327.1	23.7	7.2
Research and development	8.9	0.1	8.8	nm	9.8	4.8	5.0	103.7
Bad debt	3.1	3.1	—	—	24.4	7.5	16.9	225.8
Depreciation and amortization	17.5	20.5	(3.0)	(14.8)	52.0	60.5	(8.5)	(14.0)
Restructuring and severance charges	16.5	1.8	14.7	841.5	20.7	8.1	12.6	156.4

Total costs and expenses	$523.8	$533.3	$(9.5)	(1.8)%	$1,557.1	$1,613.9	$(56.8)	(3.5)%

nm—not meaningful

Direct Cost of Revenues. The decrease in direct cost of revenues in the three and nine months ended April 30, 2008 compared to the similar periods in fiscal 2007 was due primarily to the decline in IDT Telecom’s direct cost of revenues, partially offset by increases in IDT Energy, IDT Carmel and IDT Capital’s direct cost of revenues. The decreases in direct cost of revenues in IDT Telecom in the three and nine months ended April 30, 2008 compared to the similar periods in fiscal 2007 reflect the decline in IDT Telecom’s revenues and continued reductions in connectivity costs. The increases in IDT Energy’s direct cost of revenues in the three and nine months ended April 30, 2008 compared to the similar periods in fiscal 2007 were due to increases in electricity and natural gas consumption and increases in the average unit costs. The increases in IDT Carmel’s direct cost of revenues in the three and nine months ended April 30, 2008 compared to the similar periods in fiscal 2007 were primarily a result of the growth in collection activity at IDT Carmel beginning in the second half of fiscal 2007 and continuing into fiscal 2008. The increases in IDT Capital’s direct cost of revenues in the three and nine months ended April 30, 2008 compared to the similar periods in fiscal 2007 were primarily due to increases in the direct cost of revenues of IDT Internet Mobile Group. Overall gross margin increased from 18.5% and 20.7% in the three and nine months ended April 30, 2007, respectively, to 20.7% and 21.4% in the three and nine months ended April 30, 2008, respectively, due to increases in gross margins in IDT Telecom and IDT Carmel, partially offset by lower gross margins in IDT Energy and IDT Capital.

Selling, General and Administrative. The increase in selling, general and administrative expenses in the three and nine months ended April 30, 2008 compared to the similar periods in fiscal 2007 was due primarily to an accrual of $10.5 million in April 2008 in corporate general and administrative expenses related to a jury award for an employment matter, and increases in legal fees primarily in IDT Capital and charitable contributions. These increases were partially offset by reductions in IDT Telecom’s compensation costs, sales and marketing expenses, consulting fees, facilities costs and stock-based compensation. In addition, the decrease in IDT Telecom’s selling, general and administrative expenses in the nine months ended April 30, 2008 compared to the similar period in fiscal 2007 included a $7.8 million decrease as a result of the sale of our U.K.-based Toucan consumer phone services business in the first quarter of fiscal 2007. As a percentage of total revenues, selling, general and administrative expenses increased from 23.1% and 21.5% in the three and nine months ended April 30, 2007, respectively, to 26.2% and 25.1% in the three and nine months ended April 30, 2008, respectively, as selling, general and administrative expenses increased and total revenues decreased.

On April 18, 2008, a federal jury awarded Alfred West, a former employee of ours, $10.5 million for breach of contract and a related claim related to West’s employment for six months in 2001. We have made post-trial motions seeking to vacate the award and, if necessary, intend to appeal the judgment.

Stock-based compensation expense included in selling, general and administrative expenses, primarily relating to the vesting of restricted stock and stock option grants, was approximately nil and $3.2 million in the three and nine months ended April 30, 2008, respectively, compared to $1.5 million and $5.9 million in the three and nine months ended April 30, 2007, respectively. Stock-based compensation expense was reduced in the three months ended April 30, 2008 due to the departure of certain executives during the quarter.

Research and Development. Research and development expenses in three and nine months ended April 30, 2008 primarily include costs of $6.2 million related to Alternative Energy and $2.7 million and $3.6 million, respectively, related to Fabrix T.V., Ltd., an entity developing products for non-linear television. Research and development expenses in the three and nine months ended April 30, 2007 include costs of $0.1 million and $4.8 million, respectively, incurred by our Wholesale Telecommunications Services segment for the internal development of new software products and for substantial enhancements to existing software products to be sold. Wholesale Telecommunications Services substantially reduced its research and development activities by the end of fiscal 2007. As of April 10, 2008, our wholly owned subsidiary, AMSO, acquired a 75% equity interest in EGL in exchange for cash of $2.5 million and certain commitments for future funding of EGL’s operations. As of April 22, 2008, we acquired an additional 14.9437% equity interest in EGL in exchange for cash of $3.0 million. EGL is one of three holders of 10-year leases granted by the U.S. Bureau of Land Management to research, test and demonstrate the potential for commercial oil shale production in western Colorado. Once EGL demonstrates the economic and environmental viability of its technology, it will have the opportunity to expand its lease to 5,120 acres for commercial development. We accounted for the acquisition of EGL under the purchase method of accounting, and accordingly, the net assets and results of operations of the acquired business were included in the consolidated financial statements from the date of acquisition. We charged an aggregate of $5.5 million to research and development expense at the acquisition date, which includes the amounts assigned to EGL’s tangible and intangible assets to be used in its research and development project that have no alternative future use. Alternative Energy incurred research and development expense of $0.7 million in the three months ended April 30, 2008.

Bad Debt. Bad debt expense was substantially the same amount in the three months ended April 30, 2008 compared to the similar period in fiscal 2007, although the majority of bad debt expense in the three months ended April 30, 2007 was from IDT Telecom and IDT Capital and the majority of bad debt expense in the three months ended April 30, 2008 was from IDT Telecom. The increase in bad debt expense in the nine months ended April 30, 2008 compared to the similar period in fiscal 2007 was due primarily to an increase in IDT Carmel’s bad debt expense. In the second quarter of fiscal 2008, IDT Carmel recorded bad debt expense of $16.1 million which reflected in part the particularly challenging collection environment as a result of factors in the U.S. economy that IDT Carmel cannot control, which are likely to impact consumers’ willingness and ability to repay their debts to IDT Carmel.

Restructuring and Severance Charges. The restructuring and severance charges in the three and nine months ended April 30, 2008 and 2007 consist primarily of severance charges relating to a company-wide cost savings program initiated towards the end of the third quarter of fiscal 2006. As of April 30, 2008, this program resulted in the termination of approximately 1,110 employees. In April 2008, IDT Telecom entered into retention agreements with several executive employees. These employees are eligible to receive aggregate severance compensation of $5.7 million upon termination of their employment under certain circumstances. Certain of these employees agreed to continue their employment until at least July 31, 2008 or September 30, 2008. IDT Telecom is recording this compensation as an expense ratably over the respective service periods.

The following table summarizes the changes in the reserve balances related to our restructuring activities (substantially all of which relates to workforce reductions):

	Balance at July 31, 2007	Charged to Expense	Payments	Non-cash Charges and Other	Balance at April 30, 2008
	(in thousands)
IDT Telecom	$8,711	$14,222	$(14,294)	$(534)	$8,105
IDT Energy	—	89	(89)	—	—
IDT Carmel	—	30	(30)	—	—
IDT Capital	834	876	(964)	(211)	535
Corporate	8,250	5,502	(8,201)	135	5,686

Total	$17,795	$20,719	$(23,578)	$(610)	$14,326

Arbitration Award. On November 26, 2007, we announced that our Net2Phone Cable Telephony subsidiary, which is included in our Wholesale Telecommunications Services segment, was awarded approximately €23 million, plus interest from November 2005, in an arbitration proceeding against Altice One S.A. and certain of its affiliates. The arbitration proceeding related to Altice’s termination of cable telephony license agreements Net2Phone had entered into in November 2004. We recorded a gain of $40.0 million for this arbitration award, including accrued interest, in the first quarter of fiscal 2008, which is included in income from operations.

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

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2008	2007	$	%	2008	2007	$	%
	(in millions)
Loss from operations	$(70.5)	$(48.0)	$(22.5)	(47.0)%	$(119.1)	$(49.1)	$(70.0)	(142.7)%
Interest (expense) income, net	(0.3)	4.8	(5.1)	(106.3)	5.3	13.5	(8.2)	(60.8)
Other (expense) income, net	(8.3)	30.6	(38.9)	(127.2)	(9.6)	29.2	(38.8)	(133.0)
Minority interests	(0.4)	(2.7)	2.3	87.2	(1.0)	(9.0)	8.0	89.2
Provision for income taxes	(2.2)	(0.6)	(1.6)	(243.7)	(9.0)	(4.6)	(4.4)	(93.2)

Loss from continuing operations	(81.7)	(15.9)	(65.8)	(413.2)	(133.4)	(20.0)	(113.4)	(565.6)
(Loss) income from discontinued operations	(0.5)	—	(0.5)	nm	(4.5)	191.0	(195.5)	(102.4)

Net (loss) income	$(82.2)	$(15.9)	$(66.3)	(416.3)%	$(137.9)	$171.0	$(308.9)	(180.6)%

nm—not meaningful

Interest (expense) income, net. The decrease in net interest in the three and nine months ended April 30, 2008 compared to the similar periods in fiscal 2007 was due primarily to a decrease in interest income as a result of lower interest bearing cash, cash equivalents and marketable securities balances and lower yields on our interest bearing securities, as well as an increase in interest expense due to an increase in our notes payable. Our notes payables increased as a result of our purchase of our headquarters office building in February 2008 which included the assumption of the remainder of the existing mortgage on the building in the amount of $26.9 million.

Other (Expense) Income. Other (expense) income in the three and nine months ended April 30, 2008 and 2007 consists of the following:

	Three months ended April 30,		Nine months ended April 30,
	2008	2007	2008	2007
	(in thousands)
Realized gains (losses) on marketable securities	$396	$5,128	$(10,660)	$4,807
Other than temporary decline in value of marketable securities	(7,545)	—	(7,545)	—
Realized and unrealized (losses) gains on investments	(2,054)	21,981	(1,261)	22,593
Foreign currency transaction gains	996	3,027	5,448	1,343
Gain on sale of building	—	—	4,130	—
Other	(141)	507	255	479

Total other (expense) income	$(8,348)	$30,643	$(9,633)	$29,222

In the three and nine months ended April 30, 2007, other income included $22.2 million relating to income from certain pooled investment vehicles. Prior to the third quarter of fiscal 2007, we had accounted for such investments at cost. However, in the third quarter of fiscal 2007, we concluded that such investments should be accounted for using the equity method, pursuant to the guidance in Emerging Issues Task Force (EITF) Topic D-46, Accounting for Limited Partnership Investments and EITF 03-16, Accounting for Investments in Limited Liability Companies. The adjustment to “Investments” in the third quarter of fiscal 2007 resulted in an overstatement of other income for the three and nine months ended April 30, 2007 of $18.6 million ($0.23 per share) and $15.4 million ($0.19 per share), respectively. In accordance with Accounting Principles Board Opinion 28, Interim Financial Reporting, paragraph 29, we did not adjust results for prior periods, as the adjustments were not considered to be material to our fiscal 2007 full year results or to prior periods.

Minority Interests. Minority interests arise mostly from the 49% minority owners of Union Telecard Alliance, or UTA, our calling card distributor in the United States, and in fiscal 2008, from the 46.67% minority owners of IDW. The decrease in minority interest expense in the three and nine months ended April 30, 2008 compared to the similar periods in fiscal 2007 was primarily due to a decrease in the net income of UTA in the three and nine months ended April 30, 2008 compared to the similar periods in fiscal 2007.

Income Taxes. Effective August 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Income tax expense increased in the three and nine months ended April 30, 2008 compared to the similar periods in fiscal 2007 due primarily to interest of $2.3 million and $7.0 million recorded in the three and nine months ended April 30, 2008, respectively, on unrecognized tax benefits in accordance with FIN 48. Income tax expense also results from income generated by our foreign subsidiaries that cannot be offset against losses generated in the United States. In fiscal 2006, the Internal Revenue Service (IRS) commenced an audit of our federal tax returns for fiscal years 2001, 2002, 2003 and 2004 that is still in process.

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

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2008	2007	$	%	2008	2007	$	%
	(in millions, except revenue-per-minute)
Revenues
Prepaid Products	$182.8	$230.6	$(47.8)	(20.8)%	$594.5	$743.1	$(148.6)	(20.0)%
Consumer Phone Services	20.8	30.7	(9.9)	(32.3)	69.1	118.7	(49.6)	(41.8)
Wholesale Telecommunications Services	248.0	289.2	(41.2)	(14.2)	792.5	918.9	(126.4)	(13.7)
Intersegment Eliminations	(90.6)	(134.9)	44.3	32.8	(306.1)	(446.9)	140.8	31.5

Total revenues	$361.0	$415.6	$(54.6)	(13.1)%	$1,150.0	$1,333.8	$(183.8)	(13.8)%

Wholesale Telecommunications Services-revenues from external customers only	$157.4	$154.3	$3.1	2.1%	$486.4	$472.0	$14.4	3.0%
Minutes of use:
Prepaid Products	2,038	2,591	(553)	(21.3)%	6,593	8,733	(2,140)	(24.5)%
Wholesale Telecommunications Services-total	5,474	5,495	(21)	(0.4)	16,984	17,131	(147)	(0.9)
Total minutes of use	5,556	5,596	(40)	(0.7)	17,255	17,483	(228)	(1.3)
Wholesale Telecommunications Services-minutes provided to external customers only	3,518	3,005	513	17.1	10,662	8,750	1,912	21.9
Average revenue-per-minute:
Prepaid Products	$0.0838	$0.0836	$0.0002	0.2%	$0.0848	$0.0808	$0.0040	4.9%
Wholesale Telecommunications Services-total	0.0453	0.0526	(0.0073)	(13.9)	0.0467	0.0536	(0.0069)	(13.0)
Total average revenue-per-minute	0.0591	0.0663	(0.0072)	(10.9)	0.0606	0.0674	(0.0068)	(10.1)
Wholesale Telecommunications Services—external only	0.0448	0.0513	(0.0065)	(12.8)	0.0456	0.0539	(0.0083)	(15.4)

Revenues. We experienced revenue declines in the three and nine months ended April 30, 2008 compared to the similar periods in fiscal 2007 in our U.S., European and South American calling card businesses, and U.S. consumer phone services business. Intersegment eliminations represent the revenues that Wholesale Telecommunications Services records from services provided primarily to Prepaid Products and are excluded from total revenues. Wholesale Telecommunications Services currently charges its affiliates at a rate of cost plus an agreed mark-up for its services. As a percentage of IDT Telecom’s overall revenues before intersegment eliminations, Prepaid Products revenues decreased from 41.7% in the nine months ended April 30, 2007 to 40.8% in the nine months ended April 30, 2008, Consumer Phone Services revenues decreased from 6.7% in the nine months ended April 30, 2007 to 4.8% in the nine months ended April 30, 2008 and Wholesale Telecommunications Services revenues increased from 51.6% in the nine months ended April 30, 2007 to 54.4% in the nine months ended April 30, 2008.

Total minutes-of-use declined by 0.7% and 1.3% in the three and nine months ended April 30, 2008, respectively, compared to the similar periods in fiscal 2007. The total minutes-of-use in our Wholesale Telecommunications Services segment decreased 0.4% and 0.9% in the three and nine months ended April 30, 2008, respectively, compared to the similar periods in fiscal 2007, as the growth of 17.1% and 21.9% in minutes-of-use by external customers in the three and nine months ended April 30, 2008, respectively, compared to the similar periods in fiscal 2007 was more than offset by a drop in minutes-of-use provided to internal customers. The decrease in Prepaid Products minutes-of-use of 21.3% and 24.5% in the three and nine months ended April 30, 2008, respectively, compared to the similar periods in fiscal 2007 was primarily attributable to calling cards in the United States, Europe, and South America, partially offset by an increases in Asia. The decline in calling card minutes-of-use arose as a result of competitive pressures, a shift in overall market demand away from calling cards and into wireless products, and our decision to reduce the discounts on our newly introduced calling cards.

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

The decline in Prepaid Products revenues of 20.8% and 20.0% in the three and nine months ended April 30, 2008, respectively, compared to the similar periods in fiscal 2007 was primarily driven by lower calling card sales in the United States, Europe and South America. Prepaid Products average revenue per minute increased 0.2% and 4.9% in the three and nine months ended April 30, 2008, respectively, compared to the similar periods in fiscal 2007 due to increases in the average revenue per minute of our other retail products such as rechargeable calling cards, partially offset by a decline in the average revenue per minute in our prepaid calling cards in the United States, Europe and South America. We cannot predict whether we will continue to experience further declines in our calling card business. However, we do not expect any such further declines to be as steep as those experienced in previous quarters.

The decline in Consumer Phone Services revenues of $9.9 million and $49.6 million in the three and nine months ended April 30, 2008, respectively, compared to the similar periods in fiscal 2007 was primarily a result of our decision to stop marketing our U.S. consumer phone services following the FCC’s termination of the UNE-P pricing regime in calendar 2005, which resulted in an increased cost structure and inferior economics for this business. The decline in revenues was also the result of price increases that we implemented beginning in the fourth quarter of fiscal 2007, which contributed to the increase in gross margins as well as an increase in customer churn. In addition, the decrease in the nine months ended April 30, 2008 reflects a $16.4 million reduction in revenues compared to the similar periods in fiscal 2007 as a result of the sale of our U.K.-based Toucan consumer phone services business, which was consummated in the first quarter of fiscal 2007. The customer base for our U.S. bundled, unlimited local and long distance consumer phone services business was approximately 54,200 as of April 30, 2008 compared to 96,400 as of April 30, 2007. We currently offer local service in the following 11 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island and California. In April and May 2007, we sold our entire bundled, unlimited local and long distance phone services business in Florida and Georgia consisting of approximately 5,400 customers. In addition, the customer base for long distance-only services was 141,800 as of April 30, 2008, compared to 218,900 as of April 30, 2007.

The decrease in total revenues in our Wholesale Telecommunications Services segment in the three and nine months ended April 30, 2008 compared to the similar periods in fiscal 2007 was due to the decline in intersegment revenues from our Prepaid Products segment. This decline was partially offset by an increase in revenues from external customers. Although minutes of use from external customers in our Wholesale Telecommunications Services segment increased 17.1% and 21.9% in the three and nine months ended April 30, 2008, respectively, compared to the similar periods in fiscal 2007, the increased traffic volumes were offset by lower per-minute price realizations. Revenues from internationally-originated wholesale minutes continued to account for an increasing proportion of overall wholesale revenues, owing to the continued weakness in the U.S. dollar versus most major foreign currencies, which results in our rates (delineated in U.S. dollars as our costs are in U.S. dollars) being relatively attractive compared to others’ rates. The decrease in average revenue-per-minute from external customers in our Wholesale Telecommunications Services segment in the three and nine months ended April 30, 2008 compared to the similar periods in fiscal 2007 was due primarily to continued competition.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2008	2007	$	%	2008	2007	$	%
	(in millions, except cost-per-minute)
Direct cost of revenues
Prepaid Products	$149.4	$193.4	$(44.0)	(22.8)%	$484.4	$621.0	$(136.6)	(22.0)%
Consumer Phone Services	7.2	17.9	(10.7)	(59.7)	32.2	69.7	(37.5)	(53.8)
Wholesale Telecommunications Services	216.3	258.6	(42.3)	(16.4)	689.0	815.5	(126.5)	(15.5)
Intersegment Eliminations	(90.6)	(134.9)	44.3	32.8	(306.1)	(446.9)	140.8	31.5

Total direct cost of revenues	$282.3	$335.0	$(52.7)	(15.7)%	$899.5	$1,059.3	$(159.8)	(15.1)%

Average termination cost-per-minute
Prepaid Products	$0.0706	$0.0731	$(0.0025)	(3.5)%	$0.0709	$0.0702	$0.0007	1.0%
Total Wholesale Telecommunications Services	0.0404	0.0477	(0.0073)	(15.2)	0.0413	0.0481	(0.0068)	(14.2)
Total average termination cost-per-minute	0.0493	0.0564	(0.0071)	(12.6)	0.0498	0.0565	(0.0067)	(11.8)

Direct Cost of Revenues. The decrease in direct cost of revenues in the three and nine months ended April 30, 2008 compared to the similar periods in fiscal 2007 in Prepaid Products was due primarily to the lower minutes-of-use and, in the three months ended April 30, 2008 compared to the similar period in fiscal 2007, lower termination cost-per-minute. Direct cost of revenues for Consumer Phone Services decreased in the three and nine months ended April 30, 2008 compared to the similar periods in fiscal 2007 due to lower revenues and the favorable settlement of a long-standing dispute with one of our connectivity suppliers. In addition, in the nine months ended April 30, 2008 compared to the similar period in fiscal 2007, direct cost of revenues for Consumer Phone Services decreased $11.0 million as a result of the sale of our U.K.-based consumer phone services business, which was consummated in the first quarter of fiscal 2007. Direct cost of revenues of Prepaid Products and Consumer Phone Services include charges from Wholesale Telecommunications Services. Direct cost of revenues for Wholesale Telecommunication Services decreased in the three and nine months ended April 30, 2008 compared to the similar periods in fiscal 2007 primarily due to continued reductions in connectivity costs as we continue to reduce excess capacity in our network. In addition, we continue to migrate portions of our network from time-division multiplexing (TDM) to Voice over Internet Protocol (VoIP), which results in the need for less circuits. Our average termination cost-per-minute represents the average direct cost for minutes purchased by Wholesale Telecommunications Services in order to terminate calls related to our Prepaid Products and Wholesale Carrier businesses. These costs exclude minutes of use related to our Consumer Phone Services business, as its on-network traffic is insignificant.

	Three months ended April 30,		Change	Nine months ended April 30,		Change
	2008	2007		2008	2007
Gross margin percentage
Prepaid Products	18.3%	16.2%	2.1%	18.5%	16.4%	2.1%
Consumer Phone Services	65.2	41.6	23.6	53.4	41.3	12.1
Wholesale Telecommunications Services	12.8	10.6	2.2	13.1	11.2	1.9

Total gross margin percentage	21.8%	19.4%	2.4%	21.8%	20.6%	1.2%

Gross Margins. Gross margins in our Prepaid Products segment increased in the three and nine months ended April 30, 2008 compared to the similar periods in fiscal 2007 primarily because of increased gross margins on U.S. calling cards as a result of continued reductions in connectivity costs as described above.

Gross margins in our Consumer Phone Services segment increased in the three and nine months ended April 30, 2008 compared to the similar periods in fiscal 2007 primarily as a result of the favorable settlement of a long-standing dispute with one of our connectivity suppliers, which reduced direct cost of revenues, as well as price increases we implemented beginning in the fourth quarter of fiscal 2007, which also resulted in an increase in customer churn and a decrease in revenue in fiscal 2008.

Gross margins in our Wholesale Telecommunications Services segment increased in the three and nine months ended April 30, 2008 compared to the similar periods in fiscal 2007 as a result of reductions in connectivity costs as described above.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2008	2007	$	%	2008	2007	$	%
	(in millions)
Selling, general and administrative expenses
Prepaid Products	$40.4	$45.3	$(4.9)	(10.7)%	$131.3	$131.2	$0.1	—
Consumer Phone Services	4.3	7.0	(2.7)	(39.1)	15.1	31.3	(16.2)	(51.7)%
Wholesale Telecommunications Services	29.7	26.5	3.2	12.0	80.1	77.1	3.0	3.9

Total selling, general and administrative expenses	$74.4	$78.8	$(4.4)	(5.6)%	$226.5	$239.6	$(13.1)	(5.5)%

Selling, General and Administrative. The decrease in selling, general and administrative expenses in the three and nine months ended April 30, 2008 compared to the similar periods in fiscal 2007 was the result of reductions in compensation costs, sales and marketing expenses, consulting fees, facilities costs and stock-based compensation. In addition, the decrease in selling, general and administrative expenses in the nine months ended April 30, 2008 compared to the similar period in fiscal 2007 included a $7.8 million decrease as a result of the sale of our U.K.-based consumer phone services business in the first quarter of fiscal 2007. The increase in selling, general and administrative expenses in our Wholesale Telecommunications Services segment in the three and nine months ended April 30, 2008 compared to the similar periods in fiscal 2007 was primarily due to the recognition of compensation costs associated with the Altice One arbitration award, which we received in March 2008. As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses increased from 19.0% and 18.0% in the three and nine months ended April 30, 2007, respectively, to 20.6% and 19.7% in the three and nine months ended April 30, 2008, respectively, as IDT Telecom’s revenues decreased at a faster rate than its selling, general and administrative expenses.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2008	2007	$	%	2008	2007	$	%
	(in millions)
Research and development expenses
Prepaid Products	$2.7	$—	$2.7	nm	$3.6	$—	$3.6	nm
Wholesale Telecommunications Services	—	0.1	(0.1)	(100.0)%	—	4.8	(4.8)	(100.0)%

Total research and development expenses	$2.7	$0.1	$2.6	nm	$3.6	$4.8	$(1.2)	(25.8)%

nm—not meaningful

Research and Development. The increase in research and development expenses in our Prepaid Products segment in the three and nine months ended April 30, 2008 compared to the similar periods in fiscal 2007 was primarily due to costs related to Fabrix T.V., Ltd., an entity developing products for non-linear television. Research and development expenses in fiscal 2007 in our Wholesale Telecommunications Services segment related to the internal development of new software products and for substantial enhancements to existing software products to be sold. Our Wholesale Telecommunications Services segment substantially reduced its research and development activities by the end of fiscal 2007.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2008	2007	$	%	2008	2007	$	%
	(in millions)
Restructuring and severance charges
Prepaid Products	$6.5	$0.4	$6.1	nm	$7.4	$2.5	$4.9	200.1%
Consumer Phone Services	0.7	0.1	0.6	nm	0.7	0.3	0.4	123.7
Wholesale Telecommunications Services	4.8	0.7	4.1	606.1%	6.1	4.0	2.1	54.2

Total restructuring and severance charges	$12.0	$1.2	$10.8	955.8%	$14.2	$6.8	$7.4	110.6%

nm—not meaningful

Restructuring and Severance Charges. The charges in the three and nine months ended April 30, 2008 and 2007 consist primarily of severance charges relating to the company-wide cost savings program initiated towards the end of the third quarter of fiscal 2006. In April 2008, we entered into retention agreements with several executive Telecom employees. These employees are eligible to receive aggregate severance compensation of $5.7 million upon termination of their employment under certain circumstances. Certain of these employees agreed to continue their employment until at least July 31, 2008 or September 30, 2008. IDT Telecom is recording this compensation as an expense ratably over the respective service periods.

Wholesale Telecommunications Services segment income from operations. On November 26, 2007, we announced that our Net2Phone Cable Telephony subsidiary, which is included in our Wholesale Telecommunications Services segment, was awarded approximately €23 million, plus interest from November 2005, in an arbitration proceeding against Altice One S.A. and certain of its affiliates. The arbitration proceeding related to Altice’s termination of cable telephony license agreements Net2Phone had entered into in November 2004. We recorded a gain of $40.0 million for this arbitration award, including accrued interest, in the nine months ended April 30, 2008, which is included in income from operations.

Consumer Phone Services segment income from operations. In the first quarter of fiscal 2007, we completed the sale of our U.K.-based consumer phone services business, Toucan, to Pipex Communications plc, in exchange for $38.4 million in cash (including the assumption of intercompany obligations owed to us and our subsidiaries) and 43.2 million Pipex ordinary shares, which were later sold for $7.9 million. We recorded a gain of $44.7 million in connection with the sale in the nine months ended April 30, 2007, which is included in income from operations.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2008	2007	$	%	2008	2007	$	%
	(in millions)
(Loss) income from operations
Prepaid Products	$(24.5)	$(16.9)	$(7.6)	(44.3)%	$(55.5)	$(36.7)	$(18.8)	(51.2)%
Consumer Phone Services	7.6	3.9	3.7	93.4	16.8	55.9	(39.1)	(69.9)
Wholesale Telecommunications Services	(10.4)	(6.2)	(4.2)	(68.8)	33.5	(11.1)	44.6	403.2

Total (loss) income from operations	$(27.3)	$(19.2)	$(8.1)	(42.2)%	$(5.2)	$8.1	$(13.3)	(163.3)%

IDT Energy Segment

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2008	2007	$	%	2008	2007	$	%
	(in millions)
Revenues	$66.3	$57.3	$9.0	15.8%	$173.4	$145.4	$28.0	19.3%
Direct cost of revenues	59.9	50.8	9.1	17.8	154.8	123.5	31.3	25.4
Selling, general and administrative	5.3	3.8	1.5	41.0	13.7	10.8	2.9	27.5
Bad debt	0.2	0.2	—	22.9	0.3	0.2	0.1	40.4
Restructuring and severance charges	—	—	—	—	0.1	—	0.1	nm

Income from operations	$0.9	$2.5	$(1.6)	(65.3)%	$4.5	$10.9	$(6.4)	(59.2)%

nm—not meaningful

Revenues. IDT Energy’s revenues consisted of electricity sales of $29.9 million and $94.1 million in the three and nine months ended April 30, 2008, respectively, compared to $25.5 million and $77.8 million for the same periods in fiscal 2007, and natural gas sales of $36.4 million and $79.3 million in the three and nine months ended April 30, 2008, respectively, compared to $31.8 million and $67.6 million in the same periods in fiscal 2007. IDT Energy’s revenues are impacted by the weather and the seasons, with natural gas revenues typically increasing in the second and third fiscal quarters due to increased gas heat use, and electricity revenues typically increasing in the fourth and first fiscal quarters due to increased air conditioning use.

We experienced higher electricity revenues in the three and nine months ended April 30, 2008 compared to the same periods in fiscal 2007 primarily as a result of increased electricity consumption by our larger consumer base. Average electricity rates remained substantially unchanged; in the three months ended April 30, 2008 our average electricity rates increased slightly whereas in the nine months ended April 30, 2008 we experienced a slight decrease in our average electricity rates, both as compared to the same period in fiscal 2007. We experienced higher natural gas revenues in the three and nine months ended April 30, 2008 compared to the same periods in fiscal 2007 as a result of increased natural gas consumption by our larger consumer base and an increase in our average natural gas rates. As of April 30, 2008, IDT Energy’s subscriber base consisted of approximately 343,000 meters compared to 284,000 meters as of April 30, 2007. We expect revenues to continue to increase in fiscal 2008 compared to fiscal 2007, although the rate of increase is expected to be lower than the increase we experienced in fiscal 2007.

Direct Cost of Revenues. IDT Energy purchases natural gas through wholesale suppliers and various utility companies, and electricity through the New York State competitive wholesale market for capacity, energy and ancillary services administrated by the NYISO—New York’s Independent System Operator. IDT Energy’s direct cost of revenues consisted of electricity cost of $26.3 million and $82.7 million in the three and nine months ended April 30, 2008, respectively, compared to $21.7 million and $62.9 million in the same periods in fiscal 2007, and cost of natural gas of $33.6 million and $72.1 million in the three and nine months ended April 30, 2008, respectively, compared to $29.1 million and $60.6 million in the same periods in fiscal 2007. Direct cost of revenues increased due to the increase in electricity and natural gas consumption and increases in the average unit cost of both electricity and natural gas in the three and nine months ended April 30, 2008 compared to the same periods in fiscal 2007.

Gross margins in IDT Energy decreased to 9.7% and 10.7% in the three and nine months ended April 30, 2008, respectively, compared to 11.2% and 15.1% in the comparable periods in fiscal 2007. Comprising these figures were gross margins on electricity sales in the three and nine months ended April 30, 2008 of 12.0% and 12.1%, respectively, compared to 14.6% and 19.2% in the comparable periods in fiscal 2007 and gross margins on natural gas sales in the three and nine months ended April 30, 2008 of 7.8% and 9.0%, respectively, compared to 8.4% and 10.4% in the comparable periods in fiscal 2007. The gross margin declines in the three and nine months ended April 30, 2008 compared to the same periods in fiscal 2007 occurred because we did not pass on all of the cost increases to our customers, which was partially attributable to our desire to increase our market share. IDT Energy plans to continue to target margins per unit that will achieve income from operations, and plans to take advantage of opportunities to maximize the margin per unit as they arise.

Selling, General and Administrative. The increase in selling, general and administrative expenses in the three and nine months ended April 30, 2008 as compared to the comparable periods in fiscal 2007 was due primarily to increases in compensation expense, billing related fees and customer acquisition costs. As a percentage of total IDT Energy revenues, selling, general and administrative expenses increased from 6.6% and 7.4% in the three and nine months ended April 30, 2007, respectively, to 8.1% and 7.9% in the three and nine months ended April 30, 2008, respectively, as the increases in IDT Energy’s selling, general and administrative expenses were greater than the increases in its revenues.

IDT Carmel Segment

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2008	2007	$	%	2008	2007	$	%
	(in millions)
Revenues	$12.5	$1.0	$11.5	nm	$34.5	$3.7	$30.8	845.0%
Direct cost of revenues	8.7	3.2	5.5	168.6%	21.7	6.4	15.3	240.9
Selling, general and administrative	1.8	1.0	0.8	79.7	4.7	2.7	2.0	75.5
Bad debt	—	—	—	—	16.1	—	16.1	nm
Depreciation and amortization	0.1	0.1	—	144.0	0.3	0.1	0.2	212.5

Income (loss) from operations	$1.9	$(3.3)	$5.2	155.7%	$(8.3)	$(5.5)	$(2.8)	(51.0)%

nm—not meaningful

Revenues. IDT Carmel’s revenues increased in the three and nine months ended April 30, 2008 compared to the similar periods in fiscal 2007 primarily because IDT Carmel began using the effective yield method to recognize revenues effective August 1, 2007. Under the effective yield method, revenue is recognized on a level-yield basis over the expected life of the pool of portfolios using an internal rate of return based on the expected future collections on the portfolios. In fiscal 2007, IDT Carmel’s first full year of operations in the debt acquisition business, IDT Carmel used the cost recovery method to recognize revenues since it was developing the experience necessary to reasonably predict the timing and amount of collections from the individual portfolios purchased. Under the cost recovery method, no revenue is recognized until the cost of the portfolio is completely recovered or sold.

Direct Cost of Revenues. The increase in IDT Carmel’s direct cost of revenues was primarily a result of the growth in collection activity at IDT Carmel in the second half of fiscal 2007 and into fiscal 2008.

Gross margins in IDT Carmel increased to 30.3% and 37.0% in the three and nine months ended April 30, 2008, respectively, from negative 241.3% and negative 74.7% in the comparable periods in fiscal 2007. IDT Carmel’s gross margin increased because of the increase in its revenues as described above.

Selling, General and Administrative. Selling, general and administrative expenses increased in the three and nine months ended April 30, 2008 compared to the similar periods in fiscal 2007 primarily due to increases in the number of employees in IDT Carmel’s workforce.

Bad Debt. Bad debt expense in the nine months ended April 30, 2008 of $16.1 million was recorded in the second quarter of fiscal 2008 as a result of lower than expected cash collections and decreases in the estimated future cash collections for certain pools of portfolios. This bad debt expense reflected in part the particularly challenging collection environment as a result of factors in the U.S. economy that IDT Carmel cannot control, which are likely to impact consumers’ willingness and ability to repay their debts to IDT Carmel. These factors include, among others: a slowdown in the economy, problems in the credit and housing markets and reductions in consumer spending.

IDT Carmel’s strategy to improve its cash flow include the following: (1) increase the number of collectors in its collections arm to reduce reliance on outside agencies, (2) complete technology implementations to improve the effectiveness of in-house collectors, (3) sell underperforming portfolios, (4) concentrate on credit card portfolios and (5) reduce selling, general and administrative expenses. There can be no assurance that IDT Carmel’s strategy will result in improvements in IDT Carmel’s cash flow in the future. Also, IDT Carmel cannot predict when the current economic environment will improve and there can be no assurance that such improvement will result in improvements in IDT Carmel’s future cash flows. Also, IDT Carmel did not add to its debt portfolio this quarter to wait out the market uncertainty that is currently impacting this industry.

IDT Capital

As of April 10, 2008, our wholly owned subsidiary, AMSO, acquired a 75% equity interest in EGL in exchange for cash of $2.5 million and certain commitments for future funding of EGL’s operations. As of April 22, 2008, we acquired an additional 14.9437% equity interest in EGL in exchange for cash of $3.0 million. EGL is one of three holders of 10-year leases granted by the U.S. Bureau of Land Management to research, test and demonstrate the potential for commercial oil shale production in western Colorado. Once EGL demonstrates the economic and environmental viability of its technology, it will have the opportunity to expand its lease to 5,120 acres for commercial development.

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

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2008	2007	$	%	2008	2007	$	%
	(in millions)
Revenues
Local Media	$5.4	$4.9	$0.5	10.1%	$16.6	$16.3	$0.3	1.7%
Internet Mobile Group	2.7	0.1	2.6	nm	7.3	0.2	7.1	nm
Alternative Energy	—	—	—	—	—	—	—	—
All other	5.4	6.5	(1.1)	(17.3)	16.2	20.8	(4.6)	(22.1)

Total revenues	$13.5	$11.5	$2.0	16.7%	$40.1	$37.3	$2.8	7.5%

nm—not meaningful

Revenues. The increase in IDT Capital’s revenues in the three and nine months ended April 30, 2008 compared to the similar periods in fiscal 2007 was primarily due to an increase in IDT Internet Mobile Group’s revenues, offset by a decrease in revenues in the “all other” lines of business. IDT Internet Mobile Group revenues increased in the three and nine months ended April 30, 2008 compared to the similar periods in fiscal 2007 primarily as a result of business acquisitions in December 2006 and June 2007. In December 2006, we acquired for IDT Internet Mobile Group 90% of Norway-based Zedge.net. In June 2007, we acquired for IDT Internet Mobile Group a controlling interest in IDW Publishing.

The “all other” lines of business include IDT Spectrum, IDT Global Israel (which is primarily comprised of call center operations, which we are in the process of downsizing) and other smaller initiatives and operations, including some of our intellectual property and certain real estate investments. Revenues in the “all other” lines of business decreased in the three and nine months ended April 30, 2008 compared to the similar periods in fiscal 2007 primarily due to our decision to stop offering our English as a Second Language and Hispanic insurance businesses at the end of fiscal 2007.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2008	2007	$	%	2008	2007	$	%
	(in millions)
Direct cost of revenues
Local Media	$1.8	$1.8	$—	(4.8)%	$5.2	$5.0	$0.2	3.6%
Internet Mobile Group	1.5	—	1.5	nm	4.3	—	4.3	nm
Alternative Energy	—	—	—	—	—	—	—	—
All other	5.1	4.7	0.4	8.7	13.8	11.8	2.0	17.6

Total direct cost of revenues	$8.4	$6.5	$1.9	28.1%	$23.3	$16.8	$6.5	38.8%

nm—not meaningful

Direct Cost of Revenues. The increase in direct cost of revenues in the three and nine months ended April 30, 2008 compared to the similar periods in fiscal 2007 was primarily due to the increase in the direct cost of revenues of IDT Internet Mobile Group and in the “all other” lines of business. The increase in the direct cost of revenues of IDT Internet Mobile Group, which reflects the increase in revenues, was primarily a result of business acquisitions in December 2006 and June 2007. The increase in the direct cost of revenues in the “all other” lines of business in the nine months ended April 30, 2008 compared to the similar period in fiscal 2007 is primarily due to an increase of $1.7 million in IDT Spectrum as the result of a one-time $1.7 million reversal of direct cost of revenues in the second quarter of fiscal 2007.

IDT Capital’s aggregate gross margin decreased from 43.1% and 55.1% in three and nine months ended April 30, 2007, respectively, to 37.5% and 42.0% in the three and nine months ended April 30, 2008, respectively, primarily due to the declines in the gross margins of IDT Internet Mobile Group and in the “all other” lines of business. IDT Internet Mobile Group’s gross margin declined because its direct cost of revenues increased at a faster rate than its revenues. The gross margin in the “all other” lines of business declined because direct costs of revenues increased while revenues decreased as described above.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2008	2007	$	%	2008	2007	$	%
	(in millions)
Selling, general and administrative expenses
Local Media	$4.7	$4.1	$0.6	14.0%	$14.1	$11.9	$2.2	18.3%
Internet Mobile Group	2.4	0.6	1.8	281.6	6.9	1.9	5.0	270.7
Alternative Energy	—	—	—	—	—	—	—	—
All other	6.3	5.9	0.4	7.3	23.4	16.1	7.3	44.9

Total selling, general and administrative expenses	$13.4	$10.6	$2.8	26.0%	$44.4	$29.9	$14.5	48.4%

Selling, General and Administrative. Selling, general and administrative expenses increased in the three and nine months ended April 30, 2008 compared to the similar periods in fiscal 2007 primarily due to increases in the selling, general and administrative expenses of IDT Internet Mobile Group and the “all other” lines of business.

IDT Internet Mobile Group’s business acquisitions in December 2006 and June 2007 account for its increase in selling, general and administrative expenses. The “all other” increase was primarily due to an increase in certain outside legal fees, offset by decreases in the selling, general and administrative expenses of our English as a Second Language and Hispanic insurance businesses that we decided to stop offering at the end of fiscal 2007. As a percentage of IDT Capital’s aggregate revenues, selling, general and administrative expenses increased from 92.1% and 80.2% in the three and nine months ended April 30, 2007, respectively, to 99.5% and 110.8% in the three and nine months ended April 30, 2008, respectively, as the increase in IDT Capital’s selling, general and administrative expenses was greater than the increase in its aggregate revenues.

Research and Development. Research and development expenses incurred by Alternative Energy were $6.2 million in the three and nine months ended April 30, 2008. In connection with the acquisition of EGL, we charged an aggregate of $5.5 million to research and development expense at the acquisition date, which includes the amounts assigned to EGL’s tangible and intangible assets to be used in its research and development project that have no alternative future use. In addition, Alternative Energy incurred research and development expense of $0.7 million in the three months ended April 30, 2008.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2008	2007	$	%	2008	2007	$	%
	(in millions)
Loss from operations
Local Media	$(1.4)	$(1.4)	$—	(1.7)%	$(4.3)	$(1.7)	$(2.6)	(154.1)%
Internet Mobile Group	(1.5)	(0.7)	(0.8)	(104.5)	(4.6)	(1.9)	(2.7)	(138.0)
Alternative Energy	(6.2)	—	(6.2)	nm	(6.2)	—	(6.2)	nm
All other	(7.9)	(6.7)	(1.2)	(17.3)	(26.0)	(12.4)	(13.6)	(109.6)

Total loss from operations	$(17.0)	$(8.8)	$(8.2)	(92.4)%	$(41.1)	$(16.0)	$(25.1)	(156.4)%

nm—not meaningful

Corporate

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2008	2007	$	%	2008	2007	$	%
	(in millions)
General and administrative expenses	$23.7	$18.1	$5.6	31.0%	$61.5	$44.2	$17.3	39.1%
Depreciation and amortization	0.7	0.6	0.1	33.6	1.9	1.7	0.2	12.8
Restructuring and severance charges	4.5	0.4	4.1	965.4	5.5	0.6	4.9	761.0

Loss from operations	$28.9	$19.1	$9.8	51.8%	$68.9	$46.5	$22.4	48.0%

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

General and Administrative. Corporate general and administrative expenses increased in the three and nine months ended April 30, 2008 as compared to the similar periods in fiscal 2007 primarily due to an accrual of

$10.5 million in April 2008 related to a jury award for an employment matter, higher legal fees on litigation matters where we are the plaintiff and charitable contributions, offset by decreases in payroll and related expenses, stock-based compensation and insurance expense. In addition, we received a $1.7 million tax credit from the New Jersey State Business Employment Incentive Program in the second quarter of fiscal 2007 that reduced the corporate general and administrative expenses in the nine months ended April 30, 2007. The increase in corporate general and administrative expenses in the nine months ended April 30, 2008 as compared to the similar period in fiscal 2007 also includes an increase in rent and facilities expense of our headquarters office building allocated to corporate due to the reduction in rent allocated to other segments. This is a result of the smaller employee workforce in the other segments. Rent expense related to our headquarters office building decreased in the three months ended April 30, 2008 as compared to the similar period in fiscal 2007 due to the purchase of the building in February 2008. As a percentage of our total consolidated revenues from continuing operations, corporate general and administrative expenses increased from 3.7% and 2.9% in the three and nine months ended April 30, 2007, respectively, to 5.2% and 4.4% in the three and nine months ended April 30, 2008, respectively, as corporate general and administrative expenses increased while our consolidated revenues decreased.

Restructuring and Severance Charges. Restructuring and severance charges in the three and nine months ended April 30, 2008 and 2007 consist primarily of severance charges under the company-wide cost savings program initiated towards the end of the third quarter of fiscal 2006.

Liquidity and Capital Resources

General

Historically, we have satisfied our cash requirements through a combination of our existing cash, cash equivalents, cash flow from operating activities, proceeds from the sales and maturities of marketable securities and investments, arbitration awards and litigation settlements, sales of our equity securities including the exercise of stock options and sales under our employee stock purchase plan, borrowings from third parties, and the sales of businesses (e.g. Corbina Telecom, IDT Entertainment and U.K.-based Toucan business).

As of April 30, 2008, we had cash, cash equivalents, marketable securities and investments of $393.9 million and working capital (current assets less current liabilities) of $149.0 million. Investments include $116.9 million in holdings of pooled investment vehicles, including hedge funds.

	Nine months ended April 30,
	2008	2007
	(in millions)
Cash flows (used in) provided by
Operating activities	$(108.3)	$(83.7)
Investing activities	153.1	243.6
Financing activities	(73.6)	(33.2)
Effect of exchange rate changes on cash and cash equivalents	3.9	5.6

(Decrease) increase in cash and cash equivalents from continuing operations	(24.9)	132.3

Net cash used in discontinued operations	—	(8.9)

(Decrease) increase in cash and cash equivalents	$(24.9)	$123.4

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Towards the end of the third quarter of fiscal 2006, we initiated a company-wide cost savings program to better align our infrastructure to our current business needs. As of April 30, 2008, this program resulted in the termination of approximately 1,110 employees. Severance and other payments related to this cost savings program were $23.6 million in the nine months ended April 30, 2008. As of April 30, 2008, $14.3 million remained accrued for the ultimate payment of severance and other costs related to this cost savings initiative.

Investing Activities

In the nine months ended April 30, 2008 and 2007, proceeds from sales and maturities of marketable securities net of purchases of marketable securities was $231.2 million and $6.7 million, respectively.

Our capital expenditures were $15.1 million in the nine months ended April 30, 2008 compared to $26.4 million in the nine months ended April 30, 2007. We currently anticipate that total capital expenditures for all of our divisions in the fourth quarter of fiscal 2008 will be in the $3.5 million to $5.5 million range. We expect to fund our capital expenditures with our cash, cash equivalents and marketable securities on hand. From time to time, we may also finance a portion of our capital expenditures through capital leases.

We purchased our headquarters office building in February 2008 for $24.8 million in cash plus the assumption of the remainder of the existing mortgage on the building in the amount of $26.9 million. In addition, an affiliate of the seller repaid its $16.9 million note payable to us that was secured by an interest in the building. The mortgage secures a promissory note that bears interest at the rate of 8.9% per annum and is payable in monthly installments of $0.3 million consisting of principal and interest. The maturity date of the note is April 1, 2020.

In the nine months ended April 30, 2008 and 2007, cash used for investments and acquisitions was $21.8 million and $4.1 million, respectively. Cash used for investments and acquisitions in the nine months ended April 30, 2008 included cash used for our investment in E.G.L. Oil Shale, L.L.C. of $5.5 million. We have committed to a minimum total investment of $11.0 million in EGL, which includes $2.5 million used for our original purchase of the 75% interest in EGL. Cash used for investments and acquisitions in the nine months ended April 30, 2008 also included cash used for additional investments in pooled investment vehicles including hedge funds of $15.9 million.

We sold certain of our investments in the nine months ended April 30, 2008 for $10.9 million and recorded an aggregate gain of $3.0 million from the sales.

We sold a building in Newark, New Jersey in the first quarter of fiscal 2008 and received cash of $4.9 million from the sale. We recorded a $4.1 million gain on the sale of the building in the nine months ended April 30, 2008.

In the nine months ended April 30, 2008 and 2007, IDT Carmel Portfolio Management purchased debt portfolios for $67.3 million and $47.3 million, respectively, and IDT Carmel’s principal collections and proceeds from resale of debt portfolios totaled $20.4 million and $14.4 million, respectively. Also, IDT Carmel did not add to its debt portfolio this quarter to wait out the market uncertainty that is currently impacting this industry.

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

Financing Activities

On March 14, 2007, our Board of Directors authorized a cash dividend of $0.25 per share of our common stock, Class A common stock and Class B common stock. The $0.25 per share dividend in the aggregate amount of $20.6 million was paid on April 24, 2007 to shareholders of record at the close of business on March 27, 2007. No dividend was authorized or paid in the nine months ended April 30, 2008.

We distributed cash of $3.9 million and $9.9 million in the nine months ended April 30, 2008 and 2007, respectively to the minority equity holders of subsidiaries. Repayments of borrowings were $3.0 million and $2.9 million in the nine months ended April 30, 2008 and 2007, respectively. We also repaid capital lease obligations of $22.3 million and $15.6 million in the nine months ended April 30, 2008 and 2007, respectively. In the nine months ended April 30, 2008 and 2007, we received proceeds of $0.1 million and $5.2 million, respectively, from the exercise of our stock options, and $0.8 million and $1.1 million, respectively, from purchases under our employee stock purchase plan. In the nine months ended April 30, 2007, proceeds from sale leaseback transactions were $13.3 million.

In June 2006, our Board of Directors authorized a stock repurchase program for the repurchase of up to an aggregate of 25 million shares of our Class B common stock and common stock, without regard to class. In the nine months ended April 30, 2008, we repurchased an aggregate of 5.8 million shares of our common stock and Class B common stock for an aggregate purchase price of $44.5 million. As of April 30, 2008, 17.1 million shares remained available for repurchase under our stock repurchase program.

In the nine months ended April 30, 2008 and 2007, we acquired an aggregate of 0.1 million and 0.3 million shares, respectively, of our Class B common stock held by certain of our employees for $0.8 million and $3.9 million, respectively, to satisfy the employees’ tax withholding obligations in connection with the vesting of restricted stock awards.

Contractual Obligations and Other Commercial Commitments

The following tables quantify our future contractual obligations and commercial commitments as of April 30, 2008:

Contractual Obligations

Payments Due by Period

	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
(in millions)
Capital lease obligations (including interest)	$25.1	$12.4	$12.5	$0.2	$—
Operating leases	115.5	7.6	9.7	7.1	91.1
Purchase commitments and other obligations	4.3	4.3	—	—	—
Notes payable (including interest)	172.4	9.5	22.0	23.3	117.6

Total contractual obligations (1)	$317.3	$33.8	$44.2	$30.6	$208.7

(1)	The following financial obligations are not included in the above table due to the uncertainty of the timing and amounts of any such payments:

•	In February 2005, we entered into a multi-year agreement to grant a telecommunications service provider the right to service certain of our domestic and international wireless traffic. Terms of the agreement are based on a minimum purchase of $75 million of services from the telecommunications service provider through October 2009. As of April 30, 2008, telecommunications services of approximately $20 million have been purchased.

•	As of April 30, 2008, we were committed to invest up to an additional $7.5 million in a hedge fund when required by the General Partner of the fund.

•

On April 16, 2008, we entered into a retention agreement with Yona Katz, the Chief Operating Officer of our Telecom division pursuant to which Mr. Katz agreed to continue his employment until at least September 30, 2008, unless terminated earlier. Under certain circumstances, Mr. Katz may be eligible to receive severance compensation upon a termination of his employment during a period of eighteen months from April 1, 2008. The total amount of the severance payment would be $2.2 million, provided that Mr. Katz executes and delivers a separation and general release agreement. We are recording this compensation as an expense ratably over the period from April 1, 2008 to September 30, 2008. Also in April 2008, we entered into similar agreements with three other IDT Telecom executive employees. These employees are eligible to receive aggregate severance compensation of $3.5 million upon termination of their employment under certain circumstances. Two of these employees agreed to continue their employment, one until at least July 31, 2008 and the other until at least September 30, 2008. We are recording this compensation as an expense ratably over the respective service periods.

•

We are currently under audit by the IRS for our Federal tax returns for fiscal 2001, 2002, 2003, and 2004. Should an assessment by the IRS result from the audit, the Company may be liable for income taxes, interest and penalties, which could have an adverse effect on our results of operations, cash flows and financial condition.

Other Commercial Commitments

Payments Due By Period

	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
(in millions)
Standby letters of credit	$55.0	$47.9	$1.8	$0.1	$5.2

Changes in Trade Accounts Receivable and Allowance for Doubtful Accounts

Gross trade accounts receivable increased $0.5 million from $184.5 million at July 31, 2007 to $185.0 million at April 30, 2008 mostly due to an increase in IDT Energy’s receivables as a result of an increase in revenues, partially offset by write-offs of accounts receivable by IDT Telecom and IDT Capital. The allowance for doubtful accounts as a percentage of gross trade accounts receivable increased from 10.7% at July 31, 2007 to 11.6% at April 30, 2008 mainly because the allowance balance in IDT Telecom increased while the gross trade accounts receivable balance was substantially unchanged.

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

We believe that, based upon our present business plan, and due to the balance of cash, cash equivalents, marketable securities and pooled investment vehicles including hedge funds that we held as of April 30, 2008, our existing cash resources will be sufficient to meet our currently anticipated working capital and capital expenditure requirements, and to fund any potential operating cash flow deficits within any of our segments for at least the next twelve months. If our results differ from our current expectations, or if we acquire the business or assets of another company, we might need to raise additional capital from equity or debt sources. We have initiated discussions with several financial institutions regarding financing possibilities in order to supplement our existing capital resources. There can be no assurance that we will be able to raise additional capital on favorable terms or at all.

Foreign Currency Risk

Revenues from our international operations represented 35.5% and 29.9% of our consolidated revenues from continuing operations for the nine months ended April 30, 2008 and 2007, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset the majority of these non dollar-denominated revenues with operating expenses that are paid in the same currencies. As such, the net amount of our exposure to foreign currency exchange rate changes is generally not material. In addition, we have entered into foreign exchange hedges beginning in the second quarter of fiscal 2008.

Recently Issued Accounting Standards and Standards Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). We are required to adopt SFAS 157 effective August 1, 2008, except for the items within the scope of FSP 157-2, for which we are required to adopt SFAS 157 effective August 1, 2009. SFAS 157 does not require any new fair value measurements, however, our application of this statement will change current practice for some of our fair value measurements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS 107, Disclosures about Fair Value of Financial Instruments. We are required to adopt SFAS 159 effective August 1, 2008. We do not currently expect to elect the fair value option for the valuation of any of our eligible assets or liabilities.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS 141(R) establishes principles and requirements for how the acquirer: (a) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 (R) requires the acquiring entity in a business combination to recognize the full fair value of the assets acquired and liabilities assumed in the transaction at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; the immediate expense recognition of transaction costs; changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense; and restructuring plans will be accounted for separately from the business combination, among other things. We are required to apply SFAS 141(R) to business combinations with an acquisition date on or after August 1, 2009. SFAS 141 (R) fundamentally changes many aspects of existing accounting requirements for business combinations. As such, if we enter into any business combinations after the adoption of SFAS 141 (R), a transaction may significantly impact our financial position and results of operations, but not our cash flows, when compared to acquisitions accounted for under current U.S. generally accepted accounting principles.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. SFAS 161 is intended to enhance the current disclosure framework of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires enhanced disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. We are required to adopt SFAS 161 on August 1, 2009. We are currently evaluating the impact of SFAS 161 on the disclosures in our consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. We are required to adopt FSP 142-3 on August 1, 2009. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. We are currently evaluating the impact of FSP 142-3 on our consolidated financial statements.

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

In addition to, but separate from our primary business, we hold a portion of our total asset portfolio in pooled investment vehicles including hedge funds for strategic and speculative purposes. As of April 30, 2008, the carrying value of such investments was $116.9 million out of a total of cash, cash equivalents, marketable securities and investments of $393.9 million. In the third quarter of fiscal 2008, we instructed three of these hedge funds to liquidate our investments. We expect to receive an aggregate of approximately $43.4 million in the fourth quarter of fiscal 2008 for these investments. Investments in hedge funds carry a degree of risk, and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that the managers of the hedge funds in which we have invested will be able to accurately predict these price movements. In order to minimize our exposure to such risk, we attempt to ensure that our hedge fund portfolio remains diversified, and it is managed by our management under the supervision of the Audit Committee of our Board of Directors, with the assistance of professional investment advisers utilized by the Company. Nevertheless, the securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our interests in these funds may go down as well as up and we may not receive, upon redemption, the amounts originally invested.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 14 to the Condensed Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by the Company of its shares during the third quarter of fiscal 2008:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1—29, 2008 (2)	107,354	$6.89	0	17,269,850
March 1—31, 2008	0	$0	0	17,269,850
April 1—30, 2008 (3)	135,601	$3.69	132,500	17,137,350

Total	242,955	$5.10	132,500

(1)	Under our existing stock repurchase program, approved by our Board of Directors on June 13, 2006, we are authorized to repurchase up to an aggregate of 25 million shares of our Class B common stock and our common stock, without regard to class.
(2)	Consists of shares of Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted stock. Such shares are repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.
(3)	Consists of 90,000 shares of common stock and 42,500 shares of Class B common stock purchased pursuant to the stock repurchase program, resulting in an aggregate of 17,137,350 shares that may yet be purchased under the stock repurchase program, and 3,101 shares of Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted stock. Such shares are repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description
10.01*	Separation Agreement and General Release between Elyahu Tendler and the Registrant, dated as of April 10, 2008.

10.02*	Retention Agreement between Yona Katz and the Registrant, dated as of April 1, 2008.

10.03	Separation Agreement and General Release between Morris Lichtenstein and the Registrant, dated as of April 8, 2008. Incorporated by reference to Form 8-K/A, filed April 14, 2008.

10.04	Consulting Agreement between Morris Lichtenstein and the Registrant, dated as of April 8, 2008. Incorporated by reference to Form 8-K, filed April 14, 2008.

10.05	Separation Agreement and General Release between Marc Oppenheimer and the Registrant, dated as of April 30, 2008. Incorporated by reference to Form 8-K/A, filed May 29, 2008.

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDT CORPORATION

June 6, 2008	By:	/s/ JAMES A. COURTER
James A. Courter Chief Executive Officer and Vice-Chairman (Principal Executive Officer)

June 6, 2008	By:	/s/ STEPHEN R. BROWN
Stephen R. Brown Chief Financial Officer and Treasurer (Principal Financial Officer)