Form 10-K
period 2008-07-31
IDT CORP
filed 2008-10-14
CIK 1005731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[✓] Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended July 31, 2008, or

[    ] Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934.

Commission File Number: 1-16371

IDT Corporation

(Exact name of registrant as specified in its charter)

Delaware	22-3415036
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [✓]    No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [✓ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [✓]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes [    ]    No [✓]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on January 31, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $6.94 and of the common stock of $6.50, as reported on the New York Stock Exchange, was approximately $154,622,398.

As of October 6, 2008, the registrant had outstanding 51,220,823 shares of Class B common stock, 9,816,988 shares of Class A common stock, and 14,541,723 shares of common stock. Excluded from these numbers are 12,687,759 shares of Class B common stock and 10,533,137 shares of common stock held in treasury by IDT Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held December 17, 2008, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

IDT Corporation

Annual Report on Form 10-K

Part I

As used in this Annual Report, unless the context otherwise requires, the terms “the Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and its subsidiaries, collectively. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2008 refers to the fiscal year ended July 31, 2008).

Item 1. Business.

OVERVIEW

We are a multinational holding company with subsidiaries spanning several industries. Our principal businesses consist of:

•

IDT Telecom, which provides telecommunications services to consumers and businesses, including prepaid and rechargeable calling cards, a range of voice over Internet protocol (VoIP) communications services, wholesale carrier services and local, long distance and wireless phone services;

•	IDT Energy, which operates our Energy Services Company, or ESCO, in New York State;
•	IDT Carmel, which manages receivables portfolios and performs debt collection services;
•

IDT Local Media, which is primarily comprised of CTM Media Group (formerly CTM Brochure Display), our brochure distribution company, other advertising-based new product initiatives focused on small to medium sized businesses, and the WMET-AM radio station in the Washington, D.C. metropolitan area;

•

IDT Internet Mobile Group is comprised of Zedge, which provides a web–based, worldwide destination for free, user-generated mobile content distribution and sharing, and IDW Publishing, which is a comic book, graphic novel and children’s book publisher that creates and licenses original intellectual property; and

•	Alternative Energy, which consists of American Shale Oil Corporation, or AMSO, our U.S. oil shale initiative, and other alternative energy initiatives.

We hold assets and operate other smaller or early-stage initiatives and operations, including the IDT Spectrum unit of IDT Capital, which holds a significant number of FCC licenses for commercial fixed wireless spectrum in the United States. We also own certain real estate investments.

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

IDT Telecom.  IDT Telecom’s business consists principally of:

•	our Prepaid Products segment;
•	our Wholesale Telecommunications Services segment; and
•	our Consumer Phone Services segment.

Our Prepaid Products segment markets and sells prepaid and rechargeable calling cards in the United States and abroad. Our prepaid calling cards are marketed primarily to ethnic and immigrant communities in the United States, Europe, Latin America and Asia that generate high levels of international call volume. Our Prepaid Products segment also markets private label retail and promotional calling cards primarily to retail chains.

Our Prepaid Products segment also includes TúYo Mobile, the prepaid wireless unit of IDT Telecom that operates as a Mobile Virtual Network Operator, or MVNO, which markets prepaid wireless services.

Our Wholesale Telecommunications Services segment carries our international telecommunications traffic and the international traffic of other telecommunications companies. Our Wholesale Telecommunications Services segment also includes our Voice over Internet Protocol, or VoIP, business, which consists primarily of our Net2Phone subsidiary. Net2Phone provides VoIP communications services to resellers, consumers, cable operators and service providers globally.

Our Consumer Phone Services segment offers bundled local and long distance phone service in the United States marketed under the brand name IDT America, and also provides long–distance-only service to customers throughout the United States.

IDT Energy.  IDT Energy operates our energy services company, or ESCO, which resells natural gas and electrical power to residential consumers and select small business customers in New York State. As an ESCO, IDT Energy does not own electrical power generation, transmission or distribution facilities, or natural gas production pipeline or distribution facilities, but instead purchases natural gas through wholesale suppliers and various utility companies, and buys electricity in the wholesale market in time-specific, bulk or block quantities, usually at fixed prices. IDT Energy also manages internally all of its energy procurement from its numerous suppliers.

IDT Carmel.  IDT Carmel operates the Company’s receivables portfolio management and collection businesses. IDT Carmel acquires portfolio assets at a discount to face value and services such portfolios in an effort to maximize ultimate cash recoveries. In addition, IDT Carmel provides debt collection services for debt portfolios owned by third parties for a service fee. IDT Carmel also outsources some of its portfolios for collection by other agencies.

IDT Capital.  IDT Capital is responsible for developing, incubating and, in some cases, operating our newer businesses, as well as overseeing certain existing non-core businesses. IDT Capital includes the following businesses:

•	IDT Local Media, which is primarily comprised of CTM Media Group, our brochure distribution company, and WMET 1160 AM, our Washington, D.C.-based radio station;
•

IDT Internet Mobile Group is comprised of Zedge, which provides a web-based, worldwide destination for free, user-generated mobile content distribution and sharing, and IDW Publishing, which is a comic book, graphic novel and children’s book publisher that creates and licenses original intellectual property;

•	Alternative Energy, which consists of American Shale Oil Corporation, the Company’s U.S. oil shale business, and other alternative energy initiatives; and
•

Other smaller holdings and operations including IDT Spectrum, through which we hold a significant number of Federal Communications Commission, or FCC, licenses for commercial fixed wireless spectrum in the United States.

In the first quarter of fiscal 2008, Ethnic Grocery Brands and certain other businesses that were historically included in IDT Capital were transferred to IDT Telecom’s Prepaid Products segment. In the second quarter of fiscal 2008, the Company began reporting IDT Carmel as a separate reportable segment; therefore, IDT Carmel is no longer included in IDT Capital.

Financial information by segment is presented below under the heading “Business Segment Information” in the Notes to our Consolidated Financial Statements in this Annual Report.

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

KEY EVENTS IN OUR HISTORY

We were incorporated in the state of Delaware in 1995. We entered the telecommunications business in 1990, providing international call re-origination service. In 1993, we began reselling the long distance services of other carriers. In 1995, we began selling access to the favorable international telephone rates we received as a result of our calling volume to other long distance carriers.

We completed an initial public offering of our common stock on March 15, 1996. Our common stock was quoted on the NASDAQ National Market until February 26, 2001, when it was listed on the New York Stock Exchange, where it now trades under the symbol “IDT.C.” On May 31, 2001, we distributed a stock dividend of one share of our Class B common stock for each outstanding share of our common stock, Class A common stock and Class B common stock. On June 1, 2001, our Class B common stock was listed on the New York Stock Exchange and now trades under the symbol “IDT.” On September 30, 2008 and October 8, 2008, we received notice from the New York Stock Exchange that we were no longer in compliance with the market capitalization threshold and the $1.00 minimum price requirement, respectively, required for the continued listing of our stock on the New York Stock Exchange. We intend to submit a plan to the New York Stock Exchange on or before November 14, 2008, which will be reviewed and approved or rejected by the New York Stock Exchange. If such plan is rejected, the New York Stock Exchange will commence delisting procedures.

We entered the Internet telephony market in 1996 with our introduction, through Net2Phone, of PC2Phone, the first commercial service to connect voice calls between personal computers and telephones over the Internet.

We began marketing prepaid calling cards in January 1997.

In August 2000, we completed the sale of 14.9 million shares of Net2Phone common stock to at&t for approximately $1.1 billion in cash. In March 2006, we consummated a merger with Net2Phone, in which we acquired all outstanding shares of Net2Phone that were not previously acquired by us in a tender offer for $97.1 million.

In November 2004, we launched our retail energy business that provides natural gas and electricity to residential and select small business customers throughout New York State.

In March 2006, we sold our Russian telecom business, Corbina Telecom, to a Moscow-based consortium of private equity investors for net proceeds of $129.9 million in cash.

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

In the first quarter of fiscal 2007, we sold our U.K.-based consumer phone services business, which we marketed under the “Toucan” brand name, to Pipex Communications plc in exchange for $38.4 million in cash and 43.2 million Pipex ordinary shares which we later sold for $7.9 million. Our Netherlands consumer phone services business, also marketed under the Toucan brand name, was sold in early fiscal 2007, resulting in our exit from the consumer phone service business in Europe.

In the second quarter of fiscal 2007, FFPM Carmel Holdings I, LLC, which is 99% owned by IDT Carmel Portfolio Management, LLC, a subsidiary of the Company’s IDT Capital division, committed to purchase 12 monthly forward flow credit card debt portfolios from a major commercial bank, all of which were purchased during fiscal 2007 and fiscal 2008.

In the second quarter of fiscal 2007, we formed our Internet Mobile Group and acquired 90% of Norway-based Zedge.net, a social networking community for mobile users and provider of free mobile content. In June 2007, the Company acquired a controlling interest in IDW Publishing.

In February 2008, we formed our new division, the American Shale Oil Corporation, which manages IDT’s oil shale ventures including our initial foray—our approximately 90% stake in E.G.L. Oil Shale LLC. Additionally, in the fourth quarter of fiscal 2008, we were granted a license in Israel to explore oil shale for potential production of shale oil.

RECENT DEVELOPMENTS

IDT Telecom

As set forth in detail on Item 3. Legal Proceedings below, in the fourth quarter of fiscal 2007, we reached a settlement with respect to our previously disclosed litigation with Aerotel Ltd. involving an alleged patent infringement. The settlement provides for a payment of $15 million in cash to Aerotel, which we paid in the first quarter of fiscal 2008, and making available to Aerotel calling cards or PINs over time with potential termination costs of up to $15 million, subject to certain other conditions. On May 13, 2008, Aerotel filed a complaint against IDT, which relates to a dispute concerning the Settlement Agreement between IDT and Aerotel and seeks damages in the amount of at least $30 million. The parties are engaged in settlement discussions and the Magistrate Judge has directed the parties to report to him by October 17, 2008 regarding settlement. We intend to file a motion to dismiss Aerotel’s complaint, and the Court has scheduled a pre-motion conference for October 31, 2008.

American Shale Oil Corporation

In the third quarter of fiscal 2008, our wholly owned subsidiary, American Shale Oil Corporation (AMSO), acquired a 75% equity interest in American Shale Oil, L.L.C. (AMSO LLC) f/k/a E.G.L. Oil Shale, LLC in exchange for cash of $2.5 million and certain commitments for future funding of AMSO LLC’s operations. As of April 22, 2008, IDT acquired an additional 14.9% equity interest in AMSO LLC in exchange for cash of $3.0 million. AMSO LLC is one of three holders of 10-year leases granted by the U.S. Bureau of Land Management to research, develop and demonstrate in-situ technologies for potential commercial shale oil production in western Colorado. Once AMSO LLC demonstrates the economic and environmental viability of its technology, it will have the opportunity to expand its lease to 5,120 acres for commercial development. We have committed to a minimum total investment of $11.0 million in AMSO, which includes the $2.5 million used for our original purchase of the 75% interest in AMSO LLC. Our 75% equity interest is subject to reduction if we fail to meet further commitments to fund the research, development and demonstration plan.

Zedge

On September 23, 2008, we sold a 10% ownership interest, on a fully diluted basis, of Zedge Holdings, Inc. to Shaman II, L.P. for cash of $1.0 million. One of the limited partners in Shaman II, L.P. was a former employee of ours.

Other Changes

In the third quarter of fiscal 2006, we initiated a company-wide cost-savings program to better align our infrastructure to our current business needs. We continued this cost-savings program through fiscal 2008 and into fiscal 2009. As of July 31, 2008, this program resulted in the termination of approximately 1,200 employees. These terminations resulted in approximately $36.0 million and $25.0 million in severance costs in fiscal 2008 and fiscal 2007, respectively.

STRATEGY

We are in the process of evaluating divestitures of non-core businesses and assets as well as reducing or eliminating the operations of certain of our non-profitable divisions and reducing corporate overhead. We are also focusing on continuing to streamline our core businesses and our businesses in which we believe there is potential for large enterprise value. In particular, we continue to reduce connectivity and other network-related costs at IDT Telecom. We also plan to make modest investments in a very limited number of closely managed opportunities. We have retained Jefferies & Company, Inc. to serve as our financial advisor to assist us with the potential monetization of non-core assets, explore opportunities in the capital markets to finance the growth of our core businesses, and advise us with respect to strengthening our core businesses through strategic partnerships.

Where appropriate, we intend to make strategic acquisitions and dispositions with respect to our telecommunications businesses. We have placed our consumer phone service business in “harvest mode,” wherein we seek to retain existing customers but do not actively market to new customers, and to maximize its profits by optimally managing both the life-cycle of our customer base as well as the costs associated with operating this business. Additionally, we intend to continue expanding our direct relationships with mobile network providers, reflecting our belief that the trend of voice traffic transitioning from landline to mobile networks will continue. We also plan to leverage our existing sales channels by expanding customer relationships to include sales of our new products.

Our IDT Carmel segment may seek additional purchases of consumer debt businesses and/or portfolios. Additionally, we plan on improving collections in IDT Carmel. We also intend to make strategic investments and acquisitions to complement and/or expand our IDT Capital segment, which may include the continued expansion of our Zedge and IDW businesses, and continued investment in our AMSO business. We may also explore new technologies and the expansion of Fabrix TV Ltd., our majority-owned Israeli company developing a video content delivery and storage platform. In considering investments and acquisitions, we search for opportunities to profitably grow our existing businesses, to add qualitatively to the range of businesses in the IDT portfolio and to achieve operational synergies.

IDT TELECOM

Our Telecom business currently provides our customers with a variety of services, including:

•	prepaid product services;
•	wholesale carrier services; and
•	consumer phone services.

In fiscal 2008, IDT Telecom had revenues of $1,528.5 million, representing 81.4% of our total consolidated revenues, and an operating loss of $(40.1) million, as compared with revenues of $1,765.7 million and operating loss of $(63.2) million in fiscal 2007 and revenues of $2,066.4 million and operating loss of $(96.4) million in fiscal 2006.

Prepaid Product Services

Prepaid Debit and Rechargeable Calling Cards

We sell prepaid debit and rechargeable calling cards under the “IDT,” “Entrix,” “DSA”, “LA LEYENDA”, “BOSS”, “Playball”, “GOOOL”, “RED”, and “PT-1” brand names, among others, providing telephone access to more than 230 countries and territories. We also sell select cards under the Net2Phone brand name, including the “Net2Phone Direct” and “PennyTalk” calling cards. We sell more than 1,000 different prepaid calling cards in the United States and more than 500 different cards abroad, with specific cards featuring favorable rates to specific international destinations.

Our prepaid calling cards are marketed primarily to the ethnic and immigrant communities in the United States, Europe, Asia and Latin America that tend to generate high levels of international volume. Specifically, a large portion of our U.S. calling cards are purchased by the Hispanic community, resulting in a significant proportion (76% in fiscal 2008, 76% in fiscal 2007 and 72% in fiscal 2006) of our international prepaid calling card minutes being terminated in Latin America.

We primarily market our prepaid calling cards to retail outlets in the United States through Union Telecard Alliance, LLC, or UTA, a joint venture which is owned 51% by us and 49% by the Gomez Family Trust. UTA utilizes a network of more than 850 sub-distributors that sell to retail outlets throughout most of the United States. UTA develops marketing and distribution strategies for our prepaid calling card products, including card design, pricing and market expansion opportunities. UTA generated $348 million in revenues from its sale of IDT calling cards, representing 87% of UTA’s total revenues, in fiscal 2008.

Our prepaid calling card business has traditionally been strongest in the northeastern United States because of UTA’s extensive local distribution network and our competitive rates to countries that immigrants in the northeastern United States tend to call, such as Mexico, Dominican Republic, Peru, Guatemala, Nigeria and

Ghana. In fiscal 2008, prepaid calling card sales in the northeastern United States were approximately 43% of our total U.S. prepaid calling card sales, as compared to 36% in fiscal 2007 and 28% in fiscal 2006.

We also sell prepaid calling cards in Europe, Latin America and Asia, as discussed in detail in the International Operations section below.

Our Prepaid Products segment also markets:

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

Our rechargeable calling cards, which are marketed to consumers and business customers nationwide, can be used by U.S. callers to call internationally from any phone, including a cell phone. In addition, callers can use the cards to make calls from over 30 countries around the world through international access numbers. At the customer’s request, an account is automatically recharged with a credit card that the customer provides at the time of initial card activation.

Through UTA, we resell calling cards of other providers of telecommunications in the United States and the Dominican Republic. Additionally, we sell “top up” wireless cards, primarily to small and medium-sized retail chains. We also sell gift cards, primarily to major national retailers.

During fiscal 2008, our Prepaid Products segment worldwide generated $778.4 million in revenues and had an operating loss of $(86.2) million, as compared with $971.8 million and $(109.0) million in fiscal 2007 and $1,206.6 million and $(82.7) million in fiscal 2006. Our calling card businesses account for over 92.8% of the revenues of our Prepaid Products segment. During fiscal 2008, we sold 83% of our prepaid products in the United States, as compared to 85% and 87% in the United States in fiscal 2007 and fiscal 2006, respectively.

In all of our IDT Telecom businesses, particularly the calling card business, competitors continue to aggressively price their services. We believe that certain of our competitors in the calling card industry are overstating the number of minutes on their cards, thereby hurting our ability to compete effectively. In addition, there has been an ongoing shift in demand away from calling cards and toward wireless products, which has further eroded pricing power in our calling card business. In our wholesale markets as well, we have generally had to pass along portions of our per-minute cost savings to our customers in the form of lower prices. These trends have impacted our telecom businesses, and as a result we have generally experienced declines in our revenues, profits and overall per-minute price realizations.

Mobile Wireless Services

TúYo Mobile is a unit of IDT Telecom’s Prepaid Products Segment that operates as a Mobile Virtual Network Operator, or MVNO, which markets wireless services utilizing another company’s network.

TúYo Mobile launched commercial operations in November 2005. TúYo’s handsets are presently distributed through third-party cellular distributors, and through local ethnic markets affiliated with UTA’s distribution. Wireless top up cards, used to add minutes of use to existing handsets, are also sold at these locations as well as in electronic PIN distribution-only outlets (like Blackstone terminals).

Competition in the MVNO market has been fierce, and a number of other mobile wireless service providers have also targeted the Hispanic population. Such intense competition presents significant pricing pressures and results in relatively low margins, and many other MVNOs have already failed. In addition, due to the risk of high turnover of subscribers, the costs we incur in acquiring TúYo Mobile subscribers may not provide us with a reasonable return on investment. As a result of these market forces, we have lowered our investment spend behind TúYo Mobile and reduced both our marketing and other infrastructure costs, in an attempt to maximize profitability from the existing customer base. This strategy will likely hinder the future growth prospects for the TúYo Mobile business.

During fiscal 2008, TúYo Mobile generated $23.1 million in revenues, as compared with $24.0 million in fiscal 2007. TúYo Mobile represents approximately 3.0% of the total revenues of our Prepaid Products segment.

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

During fiscal 2008, IDT Telecom terminated approximately 20 billion international minutes, making IDT one of the largest carriers of international minutes worldwide. Within our wholesale carrier services business, our Mobile Operator Services group provides mobile operators with data and voice products, and our VoIP Services group provides carriers with a quick and efficient expansion into the VoIP marketplace. Our strategy enables us to manage costs on a carrier-by-carrier basis, while diversifying our portfolio of product offerings to various regions around the world. Since the acquisition of Net2Phone in fiscal 2006, Net2Phone’s network has now been fully integrated into IDT Telecom, resulting in us being able to better serve the needs of wholesale carrier customers who seek IP products and services.

In the first quarter of fiscal 2008, the Wholesale Telecommunications Services segment began charging for the telecommunications services it provides to other IDT segments. The Wholesale Telecommunications Services segment provides services primarily to our Prepaid Products segment and to external customers. For fiscal 2008, the Wholesale Telecommunications Services segment charged the Prepaid Products segment at a rate of cost plus an agreed mark-up for its services. IDT Telecom’s senior management changed in the second half of fiscal 2008. As a result of the management change, in fiscal 2009 Wholesale Telecommunications Services ceased charging for the telecommunications services it provides to other segments. The costs of connectivity and operating the network assets associated with the termination of minute traffic, which historically were allocated to both the Prepaid Products and Wholesale Telecommunications Services segments, were allocated during fiscal 2008 exclusively to the Wholesale Telecommunications Services segment.

We believe that a direct connection from one of our switches to Tier 1 providers (which are the largest recognized licensed carriers in each country) both increases the quality of a call and reduces cost. We also believe that establishing such connections enables us to generate more traffic with higher margins to that foreign locale. During fiscal 2008, we expanded our existing direct relationships with Tier 1 providers, particularly in Asia and Africa. Additionally, we continued expanding our direct relationships with mobile network providers, reflecting our belief that the trend of voice traffic transitioning from landline to mobile networks will continue.

In addition to offering competitive rates to our carrier customers, we have also emphasized our ability to offer the high quality connections that these providers often require. To that end, we have broadened our wholesale carrier services offerings to include higher-priced, premium services in which we guarantee higher quality connections, based upon a set of predetermined quality-measuring criteria. These services meet a growing need for some of our customers, who are providing services to high-value, quality-conscious retail customers. As of July 31, 2008, our wholesale carrier services business had approximately 565 customers. Including vendors, IDT has over 634 carrier relationships globally.

In fiscal 2008, the Wholesale Telecommunications Services segment generated revenues from external customers only of $662.1 million and operating income (loss) of $26.7 million, as compared with $645.1 million and $(19.8) million, respectively, in fiscal 2007 and $597.7 million and $(14.3) million, respectively, in fiscal 2006. Operating income in fiscal 2008 includes a gain of $40.0 million from an arbitration award, including accrued interest, related to Altice One’s termination of cable telephony license agreements with Net2Phone that were entered into in November 2004.

Consumer Phone Services

We currently provide our bundled local/long distance phone service in 11 states, marketed under the brand name IDT America. Our bundled local/long distance service, offered primarily to residential customers, includes unlimited local, regional toll and domestic long distance calling and popular calling features. A second plan is available, providing unlimited local service with IDT long distance included for as low as 3.9 cents per minute. With either plan, competitive international rates and/or additional features can be added for additional monthly fees. We also offer stand-alone long distance service throughout the United States. Due to changes in the U.S. regulatory environment in 2005 that affected our cost of providing bundled local/long distance phone services and increased competition, we significantly curtailed marketing activities for the service, and as a result, the revenues and number of customers have declined significantly.

As of July 31, 2008, we had approximately 46,300 active customers for our bundled local/long distance plans and approximately 133,300 customers for our metered long distance plans. Our highest customer concentrations are in large urban areas, with the greatest number of customers located in New York, New Jersey, Pennsylvania and California.

The Consumer Phone Services segment generated revenues of $88.0 million in fiscal 2008 and operating income of $19.3 million, as compared to $148.8 million and $65.6 million in fiscal 2007 and $262.1 million and $0.6 million in fiscal 2006. Operating income in fiscal 2007 includes a gain of $44.7 million from the sale of our U.K.-based consumer phone services business, Toucan, to Pipex Communications plc in the first quarter of fiscal 2007.

International Operations

We maintain our European corporate and carrier operations in London, England, and our retail calling card business headquarters in Dublin, Ireland. IDT Europe operates satellite offices in Germany, the Netherlands, Belgium, Spain, Sweden and Greece.

In Europe, we market our prepaid calling cards in the United Kingdom, the Netherlands, Spain, Germany, Belgium, France, Ireland, Italy, Luxemburg, Sweden, Switzerland, Denmark, Norway, Portugal, Austria and Greece, seeking to capitalize on the opportunity presented by immigration from underdeveloped countries to Europe’s developed nations. Because the immigrant market is fragmented, and due to the large number of markets in which we compete, we offer over 500 different prepaid calling cards in Europe. We also market our prepaid calling cards in Israel.

We also provide wholesale carrier services to European telecom companies, including foreign state-owned or state sanctioned post, telephone or telegraph companies and Tier-1 carriers, new and emerging telephone companies, and value-added service providers.

Our European operations generated $341.3 million of revenues in fiscal 2008, a 3.5% decrease from the $353.6 million of revenues generated during fiscal 2007. Our European operations’ revenues constituted 22.3% of our Telecom revenues in fiscal 2008, as compared to 20.0% in fiscal 2007 and 20.3% in fiscal 2006. During fiscal 2008, prepaid calling cards constituted 27.3% of our European operations’ revenues, while wholesale carrier services represented 70.8%.

We maintain Asia Pacific headquarters in Hong Kong and African headquarters in Johannesburg, South Africa. IDT Asia Pacific operates satellite offices in Singapore and Australia. We began our Asia Pacific regional operations in 2003, offering wholesale carrier services in the region and prepaid calling card distribution in Hong Kong. We have since expanded our prepaid calling card operations into Singapore, Australia, New Zealand, Japan, Korea and Malaysia. We have made significant inroads into key segments in both Hong Kong and Singapore, the markets entered earliest. IDT Asia Pacific is currently one of the top providers to the Filipino segment and the Indonesian segment, the two largest overseas worker segments in Hong Kong. In Singapore, IDT Asia Pacific is the market share leader in the Indian segment, which is the largest ethnic segment in Singapore. In fiscal 2008, we generated $14.0 million in revenues from the sale of calling cards in the Asia Pacific region.

We maintain Latin American headquarters in Buenos Aires, Argentina. IDT Latin America currently sells cards in Argentina, Brazil, Peru, Chile, and Uruguay, and has launched consumer phone services and VoIP services in the same countries. In fiscal 2008, we generated $17.1 million in revenues from the sale of calling cards in Latin America.

Sales Marketing and Distribution

We market our prepaid calling cards primarily to retail outlets in the United States through an exclusive distribution agreement with our majority-owned subsidiary, UTA. In addition to UTA’s sub-distributors, UTA is developing its own direct-to-retailer distribution network. We believe that our direct-to-retailer distribution network may take significant time to develop, and there is no assurance we can build such a network or that the development of this distribution network may not otherwise adversely affect our business. In addition, our customized retail calling cards and our IDT-branded retail calling cards are also marketed to retail chains and outlets primarily through our own internal sales force, although from time to time we may utilize third-party agents or brokers to acquire accounts. In Europe, we sell our prepaid calling cards and our customized retail and IDT-branded retail calling cards through independent distributors and our own internal sales force. Wholesale carrier services are sold through IDT’s internal wholesale sales team. TúYo Mobile products are marketed through retail stores, national, regional and local wireless distributors and through UTA’s distribution channels. These sales are supported by a combination of print, radio and television advertising.

Telecommunication Network Infrastructure

We maintain a global telecommunications switching and transmission infrastructure that enables us to provide an array of telecommunications services to our customers worldwide. Our network is continuously monitored by our Network Operations Centers in the United States and Europe.

We have historically made significant expenditures designed to expand and optimize our global telecommunications network. Since our acquisition of Net2Phone in March 2006, we greatly expanded the VoIP capabilities of our network by integrating the Net2Phone network into the IDT Telecom network. Due to this expansion of the VoIP capabilities of our network and a decrease in demand in traffic, we decommissioned a U.K.-based switch and started the decommission process on all remaining switches. We now operate a total of five international gateway switches, four in the United States and one in the United Kingdom. We expect the next US-based switch to be taken out of service in November 2008, and all legacy switches globally to be out of our network in fiscal 2009. In addition, we have extensive soft-switching capacity in the United States, United Kingdom, Argentina, Peru, Brazil and Hong Kong. We also maintain points of presence, or POPs, providing interconnect capabilities in numerous countries. Our global network is connected through leased and owned fiber connections.

We continue to focus on reducing costs by streamlining our global network by expanding our soft-switching capacity and expanding our VoIP traffic.

IDT ENERGY

In November 2004, we launched our retail energy business, which has since experienced significant growth. Today, IDT Energy operates as an energy service company, or ESCO, that resells natural gas and electricity to customers throughout seven utility markets in New York State, including those currently served by Con Edison, Orange and Rockland, Central Hudson, National Fuel, National Grid, Keyspan, and Rochester Gas and Electric.

As an ESCO, IDT Energy does not own electrical power generation, transmission, or distribution facilities, or natural gas production, pipeline or distribution facilities. IDT Energy purchases natural gas through wholesale bilateral contracts with suppliers and various utility companies. IDT Energy buys electric capacity, energy and ancillary services through the wholesale markets administrated by the New York Independent System Operator, Inc., or NYISO. The NYISO performs real-time load balancing for each of the electrical power grids in which we operate. Similarly, load balancing is performed by the utilities or Local Distribution Companies, or LDCs, for each of the natural gas markets in which we operate. Load balancing ensures that the amount of electricity and natural gas we purchase is equal to the amount necessary to service our customers’ demands at any specific point in time. We are charged or credited by the NYISO for balancing the electricity and natural gas purchased and sold for our account.

We manage the differences between the actual electricity and natural gas demands of our customers and our bulk or block purchases by buying and selling any shortfall or excess in the spot market, and through monthly cash settlements and/or adjustments to future deliveries in accordance with the load balancing performed by the utilities, LDCs and the NYISO.

Our customer contracts are primarily variable rate contracts which enable us to recover our costs for electricity and natural gas through rate adjustments. The electricity and natural gas we sell are generally metered and delivered to our customers by the local utilities. As such, IDT Energy does not maintain any maintenance or service staff for customer locations, as such services are provided by the local incumbent utility. These utilities may also provide billing and collection services for the majority of our customers on our behalf. Additionally, our receivables are generally purchased by the utilities in whose areas IDT Energy operates for approximately 98% of their face value; namely, Con Edison, Orange and Rockland, Central Hudson, National Fuel, National Grid, Keyspan and Rochester Gas and Electric, in exchange for the utility receiving a first priority lien in the customer receivable without recourse against IDT Energy.

The ESCO business, particularly the natural gas segment, is a seasonal business. Approximately 77% of annual natural gas revenues are generated during the Company’s second and third fiscal quarters when heat load is highest. The load curve for electricity is not as seasonal as natural gas, but is higher during the Company’s first and fourth fiscal quarters when air conditioning usage peaks. Electric revenues in the first and fourth quarters represent approximately 62% of annual electric revenues. Commodity prices are generally higher during these peak demand seasons, and, therefore contribute to the seasonal fluctuation in revenues.

We market our energy services primarily through direct marketing methods, including D2D (Door-to-Door) sales, outbound telemarketing, and Internet signup. The aggressive customer growth experienced can be attributed to IDT Energy’s successful expansion into many of the LDC territories that comprise New York State. Additionally, the outsourced vendors that are relied upon for customer acquisition have significantly expanded their sales and support staff. The New York State Public Service Commission, or NYPSC published on its web site in March 2008 (for electric) and January 2008 (for gas) quotes that approximately 15.7% (electric) and 14.8% (gas) of eligible New York customers migrated from a utility to an ESCO. According to these statistics, IDT has captured approximately 25% of the migrated customers. Many of its customers reside in Con Edison territory with IDT capturing approximately 36% of the migrated customers.

In fiscal 2008, IDT Energy generated revenues of $248.9 million, representing 13.3% of our total consolidated revenues, and operating income of $6.0 million, as compared with revenues of $190.8 million and operating income of $11.4 million in fiscal 2007 and revenues of $112.8 million and operating income of $1.1 million in fiscal 2006. As of July 31, 2008, IDT Energy serviced approximately 376,000 meters in New York State, as compared to approximately 300,000 meters serviced at the end of fiscal 2007.

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

On January 9, 2007, FFPM Carmel Holdings I, LLC, which is 99% owned by IDT Carmel Portfolio Management and 1% owned by First Financial Portfolio Management, Inc., committed to purchase 12 monthly forward flow credit card debt portfolios from a major commercial bank, all of which were purchased in fiscal 2007 and fiscal 2008. During fiscal 2007, IDT Carmel Portfolio Management purchased debt portfolios for $78.4 million, including $57.3 million of credit card debt through FFPM Carmel Holdings I, LLC.

During fiscal 2008, IDT Carmel made significant changes in it management team by hiring an industry-experienced executive to lead its operations and continue its efforts to refine IDT Carmel’s analytical platform and collections methodologies. At the same time, IDT Carmel terminated most of its employees in its Jerusalem, Israel office while expanding management in its Minneapolis, Minnesota collection office.

In fiscal 2008, IDT Carmel generated revenues of $45.6 million, representing 2.4% of our total consolidated revenues, and an operating loss of $(25.3) million, as compared with revenues of $5.4 million and an operating loss of $(10.7) million in fiscal 2007 and revenues of $0.4 million and an operating loss of $(2.3) million in fiscal 2006. The increase in IDT Carmel revenues in fiscal 2008 was primarily because IDT Carmel began using the effective yield method to recognize revenues effective August 1, 2007. Under the effective yield method, revenue is recognized on a level-yield basis over the expected life of the pool of portfolios. In fiscal 2007 and fiscal 2006, IDT Carmel used the cost recovery method to recognize revenues. Under the cost recovery method, no revenue is recognized until the cost of the portfolio is completely recovered or sold. The carrying value of the receivables in the portfolio management business as of July 31, 2008 was $63.1 million after write downs of $31.7 million.

IDT CAPITAL

IDT Capital is responsible for developing, incubating and, in some cases, operating our newer businesses, as well as overseeing certain existing non-core businesses. IDT Capital consists primarily of our IDT Local Media unit (which is primarily comprised of CTM Media Group and WMET radio), IDT Internet Mobile Group (which is comprised of Zedge and IDW), Alternative Energy including AMSO, our U.S. oil shale operations, IDT Spectrum, and other smaller holdings and operations including real estate investments.

During fiscal 2008, IDT Capital generated $55.0 million in revenues, representing 2.9% of our total consolidated revenues, and an operating loss of $(63.8) million, as compared with revenues of $50.8 million and $46.8 million in fiscal 2007 and fiscal 2006, respectively. Operating losses of IDT Capital were $(26.6) million in fiscal 2007 and $(59.8) million in fiscal 2006.

IDT Local Media

IDT Local Media includes CTM Media Group, our brochure distribution company, WMET 1160 AM, our Washington, D.C.-based radio station, and other smaller initiatives involving local level advertising.

During fiscal 2006, these businesses were pooled together as IDT Local Media, to better align our internal management focus on local level advertising with these various business units. In fiscal 2008, IDT Local Media had revenues of $24.2 million and an operating loss of $(8.0) million.

CTM is a distributor of travel and entertainment brochures in central and eastern United States, Puerto Rico and Canada. In fiscal 2008, CTM serviced over 3,500 clients and maintained more than 11,000 display locations, in over 35 states and provinces. CTM’s display stands are located in travel and entertainment venues, including hotels, resorts, interstate highway rest areas, airports and local attractions. Through its local sales force, CTM sells brochure slots in these stands to local advertisers, maintains the stands and ensures placement and replenishment of brochures in the appropriate slots. In fiscal 2008, CTM generated revenues of $20.5 million and operating income of $0.2 million.

In accordance with IDT Local Media’s plan to complement its traditional marketing services with new media internet based services, in September 2006 we acquired Local Pull, a nascent online directory listing business which creates customized search listings that are distributed to the leading local search engines. In fiscal 2008, the new media initiatives generated revenues of $2.5 million, which included Local Pull revenues of $0.9 million.

We own and operate WMET 1160 AM, a radio station serving the Washington, D.C. metropolitan area, the nation’s eighth-largest radio market, including the corridor from Baltimore, Maryland to Richmond, Virginia. WMET is primarily a reseller of radio broadcast time to outside parties. In this format, WMET earns revenues through the rental of airtime slots as well as the sale of advertising. In fiscal 2008, WMET generated revenues of $1.2 million and an operating loss of $(4.6) million.

IDT Internet Mobile Group

In the second quarter of fiscal 2007, we formed our Internet Mobile Group, under which we operate Zedge, which provides a web-based, worldwide destination for free, user-generated mobile content distribution and sharing. In December 2006, we acquired 90% of the Norway-based Zedge.net. As of July 2008, there were approximately 10.4 million registered users of Zedge.net who had downloaded more than half a billion lifestyle and entertainment pieces of content. Zedge has an average of 20,000 new members per day. In September 2008, a ten percent interest in Zedge was sold to Shaman II, L.P. for $1 million. One of the limited partners in Shaman II, L.P. was a former employee of ours. We currently own approximately 82% of Zedge.

In June 2007, the Company acquired a controlling interest in IDW Publishing. IDW Publishing is currently an independent comic book, graphic novel and children’s book publisher that creates and licenses original intellectual property.

American Shale Oil Corporation

In April 2008, our wholly owned subsidiary, AMSO, acquired a 75% equity interest in AMSO LLC in exchange for cash of $2.5 million and certain commitments for future funding of AMSO LLC’s operations. As of April 22, 2008, we acquired an additional 14.9% equity interest in AMSO LLC in exchange for cash of $3.0 million. AMSO LLC is one of three holders of 10-year leases granted by the U.S. Bureau of Land Management to research, test and demonstrate the potential for commercial shale oil production in western Colorado. Utilizing a team of experienced experts in the field, AMSO LLC is currently in the research, development and demonstration stage of operations and once AMSO LLC can demonstrate the economic and environmental viability of its technology, it will have the opportunity to expand its lease to 5,120 acres for commercial development. We have committed to a minimum total investment of $11.0 million in AMSO, which includes the $2.5 million used for our original purchase of the 75% interest in AMSO LLC. Our 75% equity interest is subject to reduction if we fail to meet further commitments to fund the research, development and demonstration plan.

Real Estate Investment

IDT Capital has a controlling interest in a joint venture, which holds a 100% leasehold interest in two leased buildings totaling 120,000 square feet in Palo Alto, California.

COMPETITION

IDT Telecom

In our IDT Telecom businesses, our competitors continue to aggressively lower prices for their services. In addition, with particular regard to our calling card business, there has been a shift in demand industry-wide away from calling cards and into wireless products, which, among other things, may have further eroded pricing power. In our wholesale markets as well, we have generally had to pass along portions of our per-minute cost savings to our customers in the form of lower prices. These trends have impacted our telecom businesses, and as a result, we have generally experienced declines in both our revenues and overall per-minute price realizations. At times, though, we have chosen to raise prices, particularly within our calling card business, in an effort to increase per-minute price realizations, which generally results in a negative impact on minute volumes, thereby reducing revenues. We continue to adjust our prices on selected calling cards in order to maintain a balance between per-minute price realizations and level of revenues. We have seen a leveling-off of our calling card revenues in the fourth quarter of fiscal 2008 compared to the third quarter of fiscal 2008. We cannot predict whether we will experience further declines in our calling card business. However, we do not expect any such further declines to be as steep as those experienced in the past two fiscal years.

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

We compete with other providers of calling cards as well as established carriers and numerous small or regional operators, and with providers of alternative telecommunications services. Many of the largest telecommunications providers, including at&t, Verizon and STi Prepaid, currently market prepaid calling cards, which in certain cases compete with our cards. Our largest competitors in the prepaid market are InComm, Blackhawk Network and Coinstar. In marketing prepaid calling cards to customers outside the United States, we compete with large foreign state-owned or state sanctioned post, telephone or telegraph companies. We believe that our interconnect and termination agreements, network infrastructure and least-cost-routing system provide us with the ability to offer low-cost, high quality services, while our distribution network provides us with access to customers, and that these factors represent competitive advantages. However, as some of our competitors have significantly greater financial resources and name recognition, and are capable of providing comparable call quality and service levels, our ability to maintain and/or to capture additional market share will remain dependent upon our ability to continue to provide competitively priced services.

We also believe that many of our calling card competitors in the United States are significantly overstating the number of minutes delivered by their cards. Accordingly, on March 8, 2007, we filed a civil anti-fraud action in the federal district court in Newark, New Jersey, claiming that these competitors have been misleading calling card customers, and as a result, negatively impacting our market share, resulting in a reduction of our revenues and profits. On July 22, 2008, we filed a deceptive practices and false advertising complaint in New York, New York, claiming that certain entities conspired together to deceive and/or mislead consumers who use prepaid calling cards. The details of these cases are set forth in Item 3. Legal Proceedings. We are uncertain, even with the potential of fair competition, whether we will be able to regain revenues lost over the past number of quarters.

TúYo Mobile

Competition in the MVNO market has been fierce, and a number of other mobile wireless service providers have also targeted the Hispanic population, including Movida Communications, DEXA Wireless and Azteca Mobile. Such intense competition presents significant pricing pressures and results in relatively low margins, and many other MVNOs have already failed. In addition, due to the risk of high turnover of subscribers, the costs we incur in acquiring TúYo Mobile subscribers may not provide us with a reasonable return on investment. As a result of these market forces, we have lowered our investment expenditures with respect to TúYo Mobile and reduced both our marketing and other infrastructure costs in an attempt to maximize profitability from the existing customer base. This strategy will likely hinder the future growth prospects for the TúYo Mobile business.

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

We have negotiated wholesale commercial agreements with the RBOCs in the territories in which our customers reside in order to procure cost-effective rates for our local phone service offering, albeit at higher rates than those previously provided under the UNE-P rules. We have signed long-term wholesale agreements with Verizon, at&t and BellSouth (acquired by at&t in December 2006). Due to these changes in the U.S. regulatory environment that affected our cost of provisioning bundled local/long distance phone services, and increased competition, our business has declined significantly. We expect this trend to continue in fiscal 2009.

In all aspects of the telecommunications industry, we face competition from an increasing number of market entrants such as cable television companies, fixed and mobile wireless system operators, operators of private networks built for large end users, and electric utilities. Cable television companies, who already possess access to the customers’ premises, entered the telecommunications market by upgrading their networks with fiber optics and installing facilities to provide fully interactive transmission of broadband voice, video and data communications. Technology now permits companies to provide voice telephone services over broadband Internet connections, allowing users of these Internet services, such as Skype, to obtain communications services without subscribing to a conventional telephone line. Mobile wireless companies are deploying wireless technology as a substitute for traditional wireline local telephones. Electric utilities have existing assets (in the form of “last mile” connections to the customer’s premises), very large back-office support organizations and access to low-cost capital that could allow them to enter a telecommunications market rapidly and accelerate network development.

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

IDT Energy

We compete with the local utility companies in the areas where we provide service, including Con Edison, Orange and Rockland, Central Hudson, National Fuel, National Grid, Keyspan and Rochester Gas and Electric. In addition to the local utilities and their ESCO affiliates, we also compete with several large vertically integrated energy companies as well as many smaller ESCO companies. The fierce competition with the utilities and ESCOs allows us to potentially gain customers and at the same time exposes us to the risk of losing customers as well.

As of July 2008, there were over fifty licensed ESCOs in New York. In each major utility service territory there are at least eight ESCOs serving residential natural gas customers and at least seven ESCOs serving residential electric customers. While it is unclear whether new entrants will enter these markets, we believe ESCO competition in the residential market (which represents a significant market focus for IDT Energy) is not as intense as in the enterprise and commercial markets because the majority of ESCOs have focused their activities on the enterprise and commercial markets, which are comprised of larger customers with longer contract terms.

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

International Telecommunications Services—International Settlements

The FCC’s International Settlements Policy (“Policy”) restricts the terms on which U.S.-based carriers and certain of their foreign correspondents settle the cost of terminating each other’s traffic over their respective networks. Under this Policy, absent approval from the FCC, international telecommunications service agreements with dominant foreign carriers must be non-discriminatory, provide for settlement rates usually equal to one-half of the accounting rate, and require proportionate share of return traffic. This Policy, however, does not apply to arrangements with any non-dominant foreign carrier or, since March 30, 2005, with any dominant foreign carrier on routes where a demonstration has been made that at least one U.S. carrier has a settlement arrangement with the dominant foreign carrier that is compliant with the FCC’s applicable benchmark settlement rates. This action has greatly lessened the number of instances in which the Policy applies, effectively granting U.S. and foreign carriers greater freedom to set rates and terms in their agreements. As a result, 164 countries currently are exempt from the Policy, representing over 90% of all U.S.-originated international traffic. Notwithstanding the foregoing, the FCC could find that we do not meet certain Policy requirements with respect to certain of our foreign carrier agreements. Although the FCC generally has not issued penalties in this area, it has issued a Notice of Apparent Liability to a U.S. company for violations of the Policy and it could, among other things, issue a cease and desist order, impose fines or allow the collection of damages if it finds that we are not in compliance with the Policy. Any of these events could have a material adverse effect on our business, financial condition, or results of operations.

On July 10, 2008, the FCC released a Notice of Apparent Liability (“NAL”) of $1.3 million. The NAL claims that IDT violated section 220 of the Telecom Act, and section 43.51 of the Commission’s rules by willfully and repeatedly failing to file with the Commission, within thirty days of execution, a copy of an agreement with Telecommunications D’Haiti S.A.M. and each of four amendments thereto governing, among other things, the exchange of services, routing of traffic, accounting rates, and division of tolls on the U.S.-Haiti route. IDT has yet to file its response to the NAL. It is our position, however, that our actions were consistent with applicable law and Commission policy. While it is our position that the NAL of $1.3 million is unwarranted and should be eliminated altogether or reduced, because it is still pending, we cannot be certain of its ultimate outcome.

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

REGULATION OF IDT SPECTRUM

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

Secondary Spectrum Markets: Spectrum Leasing

On May 15, 2003, the FCC adopted rules designed, in part, to assist in creating a secondary market in spectrum leasing. These rules established two categories of leases—known as de facto transfer and spectrum manager leases—by which licensees, like IDT Spectrum, can make their spectrum available to third parties upon application to the FCC. On July 8, 2004, the FCC amended its rules to streamline approval of leases and, in the case of spectrum manager leases and short-term leases, permit leasing following notification to the FCC. The FCC generally approves de facto transfer leasing arrangements within 30 days of application to the FCC. Licensees can lease spectrum according to specific point-to-point links, identified geographic areas and/or a subset of the licensed spectrum.

Renewal of 39 GHz and 28 GHz Local Multipoint Distribution Service (LMDS) Licenses and Extension of “Substantial Service” Deadline

IDT Spectrum’s area-wide 39 GHz licenses (our major holdings) possess a 10-year term expiring on October 18, 2010. Our remaining 39 GHz Rectangular Service Area or RSA licenses expire at various times between December 2008 and October 2017. On August 8, 2008, the FCC adopted an order extending until June 1, 2012 the deadline by which IDT Spectrum will need to meet the FCC’s substantial service performance obligations for all of our area-wide 39 GHz licenses and 103 of our 39 GHz RSA licenses. Since March, 2008, IDT Spectrum has filed applications to renew six of our 39 GHz RSA licenses and has filed requests to extend the substantial service deadline for those licenses. The FCC has not acted on these applications or requests. IDT Spectrum’s New York City LMDS license was renewed for a 10-year term that expires February 1, 2016, and 14 of its other LMDS licenses were renewed for a 10-year term that expires August 10, 2018. IDT Spectrum’s application to renew its San Francisco-Oakland-San Jose LMDS license is pending. On April 11, 2008, the FCC adopted an order extending until June 1, 2012 the deadline by which IDT Spectrum will need to meet the FCC’s substantial service performance obligations for all of its LMDS licenses. Failure to obtain renewal of IDT Spectrum’s licenses will result in the loss of such licenses. Failure to demonstrate substantial service by the deadline established by the FCC for any of IDT Spectrum’s licenses will result in automatic cancellation of such licenses, in the absence of any further extensions or waivers that may be granted by the FCC. We cannot be assured that the FCC will renew or extend the construction deadline for any or all of our licenses. A failure by the FCC to renew or extend the construction deadline for our licenses in major markets could have a material adverse effect on those businesses.

REGULATION OF IDT ENERGY

IDT Energy operates as an ESCO exclusively in New York, which is an evolving market, affected by the actions of governmental agencies, mostly on the state level (such as the NYPSC), and other organizations (such as the NYISO) and indirectly the Federal Energy Regulatory Commission, or FERC. ESCOs are regulated primarily pursuant to retail access-related orders of the NYPSC as implemented by the retail access plans, programs, operating procedures and tariffs and rate schedules of the utilities in New York. In addition, IDT Energy is affected by and must comply with the applicable NYISO tariff terms and conditions related to Load Serving Entities that purchase electricity in the NYISO markets. ESCOs must also comply with certain limited provisions of the Home Energy Fair Practices Act, within the New York Public Service Law, and regulations promulgated thereunder. While New York is considered a leader in the restructuring of the energy industry from regulated vertically-integrated monopolies to competitive markets, IDT Energy may be subject to new laws, orders or regulations or the revision or interpretation of existing laws, orders or regulations.

REGULATION OF IDT CARMEL

Debt collection practices are governed by both federal and state law in the United States. The Fair Debt Collection Practices Act, or FDCPA, is the primary federal law governing debt collection practices. The FDCPA makes provision for aggrieved consumers to file private lawsuits against a collection agency that violates the law. Alternately, the Federal Trade Commission or a state Attorney General may take action against a noncompliant collection agency, including issuing fines, restitution to consumers, ordering damages, restricting the agency’s operations or even closing it. Regulation of collection agencies occurs primarily at the individual state level as the majority of states have statutes that regulate collection agencies. In addition, many states have laws regulating debt collection activities. The FDCPA provides that a more restrictive state law will supersede any similar provision of the FDCPA. During fiscal 2007, some states began to take steps to regulate not only debt collection agencies but also companies that engage in debt portfolio acquisition and management activities.

REGULATION OF OTHER BUSINESSES

We operate other smaller or early-stage initiatives and operations which may be subject to federal, state, or local laws and regulations.

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

IDT owns more than 280 trademark and service mark registrations and pending applications in the United States and additional registrations abroad. IDT protects its brands in the marketplace including the IDT and Net2Phone Brands. Where deemed appropriate, we have filed trademark applications throughout the world in an effort to protect our trademarks. Where deemed appropriate, we have also filed patent applications in an effort to protect our patentable intellectual property. IDT’s business units now have over 83 issued patents and 78 patent applications pending in the United States and abroad. Excluding those issued to Net2Phone, discussed below, we own 6 issued patents and 22 patent applications in the United States and 16 patents issued abroad with more than 34 patent applications pending abroad.

In fiscal 2008, IDT’s business units have procured new issued patents and filed new patent applications in the United States and abroad. IDT’s businesses also have modified or pruned their portfolios based on strategic initiatives, cost effectiveness and other factors.

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

See Item 3. Legal Proceedings for a description of our patent infringement lawsuit against eBay, Inc., Skype Technologies SA, Skype, Inc. and several as of yet unidentified business entities.

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

INTERNATIONAL SALES

In fiscal years 2008, 2007 and 2006, revenue from customers located outside of the United States accounted for approximately 36%, 31%, and 31% of our total revenues, respectively. We anticipate that revenues from international customers will continue to account for a significant percentage of our total revenues.

EMPLOYEES

As of October 1, 2008, we had a total of approximately 1,850 employees.

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

The worldwide telecommunications industry has been characterized in recent years by intense price competition, which has resulted in a significant decline in both our average per-minute price realizations and our average per-minute termination costs, as well as more recent decreases in revenue in our calling cards division and consumer phone services division. Many of our competitors in all of the retail telecommunications market segments in which we operate continue to aggressively price their services. We believe that a factor in our competitors’ ability to aggressively price their services in the calling card industry is attributable to misrepresentations made by certain of our competitors regarding their services, which led us to file a lawsuit against certain of our competitors in an attempt to level the playing field in the calling card industry. Our intense competition has led to continued erosion in our pricing power, both in our retail and wholesale markets, and we have generally had to pass along any savings we achieve on our per-minute costs to our customers in the form of lower prices. Any increase by us in pricing may result in our prices not being as attractive, which may result in a reduction of revenue. If these trends in pricing continues or intensifies, it could have a material adverse effect on the revenues generated by our telecommunications business lines or our ability to maintain our margins.

Because our calling cards generate a significant portion of our revenue, our growth and our results of operations are substantially dependent upon growth in this business, and we continue to face significant competition and other operational challenges in our calling card business which have adversely affected our revenue and profitability in recent years and may continue to adversely affect our revenue and profitability.

During fiscal 2008, our Prepaid Products segment generated $778.4 million in revenues, which accounted for 50.9% of IDT Telecom’s revenues and 41.5% of our total consolidated revenues. Our calling card businesses account for over 92.3% of the revenues of our Prepaid Products segment. Accordingly, our results of operations and future growth depend on the performance of this business. We compete in the prepaid calling card market with many of the established facilities-based carriers, such as at&t, Verizon and Sprint. These companies are substantially larger and have greater financial, technical, engineering, personnel and marketing resources, longer operating histories, greater name recognition and larger customer bases than we do. The use by these competitors of their resources in the prepaid calling card market could significantly impact our ability to compete against them successfully.

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

We believe that recent immigration trends in the United States may be decreasing our potential customer base. We believe that the recent focus by federal, state and local governments on illegal immigration, particularly from Mexico and other Latin American countries, has decreased the amount of such immigrants—both legal and illegal—that come to the United States each year. Since these immigrants are a target customer base for our prepaid calling card business, their absence has adversely affected our revenues and profitability in that business. If these immigration trends continue or accelerate, our calling card revenues and profitability will continue to be adversely affected.

The contract for one of our largest private label calling card customers is set to expire in October 2008. While we are confident that the customer will renew its contract with us, there can be no assurances that the contract will be renewed or that the contract will be renewed on terms and conditions that are favorable to us.

If we are not able to increase or maintain our revenue generated by prepaid calling cards and the associated margins of such revenue, our overall results of operations could continue to materially suffer. Further, if our competitors continue to utilize their greater resources or operate at lower levels of profitability in order to more aggressively market their products and services, or continue to mislead calling card customers, this significant portion of our business could continue to be adversely affected and could continue to generate losses.

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

The termination of our carrier agreements with foreign partners or our inability to enter into carrier agreements in the future could materially and adversely affect our ability to compete, which could reduce our revenues and profits.

We rely upon our carrier agreements with foreign partners in order to provide our telecommunications services to our customers. These carrier agreements are for finite terms and, therefore, there can be no guarantee that these agreements will be renewed at all or on favorable terms to us. Our ability to compete would be adversely affected if our carrier agreements were terminated or we were unable to enter into carrier agreements in the future to provide our telecommunications services to our customers, which could result in a reduction of our revenues and profits.

Our customers, particularly our wholesale carrier customers, could experience financial difficulties, which could adversely affect our revenues and profitability if we experience difficulties in collecting our receivables.

As a provider of international long distance services, we depend upon sales of transmission and termination of traffic to other long distance providers and the collection of receivables from these customers. The wholesale market continues to feature many smaller, less financially stable companies. If continued weakness in the telecommunications industry reduces our ability to collect our accounts receivable from our major customers, particularly our wholesale carrier customers, our profitability may be substantially reduced. Moreover, the after effects of the recent collapse of the mortgage-backed credit markets may affect our customers’ access to liquidity and impair our ability to collect on receivables. While our most significant customers vary from quarter to quarter, our five largest wholesale carrier customers accounted for 5.6% of our total consolidated revenues in fiscal 2008 compared with 5.4% in fiscal 2007. This concentration of revenues increases our exposure to non-payment by our larger customers, and we may experience significant write-offs related to the provision of wholesale carrier services if any of our large customers fail to pay their outstanding balances, which could adversely affect our revenues and profitability.

Our revenues will continue to suffer if our distributors and sales representatives, particularly UTA, fail to effectively market and distribute our prepaid calling card products and other services.

We currently rely on our distributors and representatives for marketing and distribution of our prepaid calling card products and other services. We hold a 51% ownership interest in UTA, which utilizes a network of more than 1,000 sub-distributors (ranging from large companies to sole proprietors) that sell to retail outlets throughout the United States to distribute our prepaid calling cards. Subject to provisions of early termination, our exclusive distribution agreement with UTA is set to expire on April 24, 2009. In addition to UTA’s sub-distributors, UTA is in the early stages of developing its own direct-to-retailer distribution network in order to increase revenues and margins by, among other things, driving sales with an increased brand identity. We believe that the development of UTA’s own direct-to retailer distribution network may take significant time, and there is no assurance UTA can successfully or cost-effectively build such a network or that the development of UTA’s distribution network may not otherwise adversely affect our business.

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

We offer stand-alone long distance phone service to residential and business subscribers throughout the United States and we offer local service, bundled with long distance service, to residential subscribers in 11 states. The U.S. consumer phone services industry is characterized by numerous entities competing for a relatively static number of customers, leading to a high customer turnover rate because customers frequently change service providers in response to offers of lower rates or promotional incentives. Competition in the United States to provide phone services is intense. Our primary competitors in the long distance market include major long distance carriers and the RBOCs. The three RBOCs are (i) at&t, (ii) Qwest and (iii) Verizon. Each of the RBOCs continues to enjoy a virtual monopoly as the Incumbent Local Exchange Carrier, or ILEC, in its respective territory and the RBOCs are well funded. In a battle for market share, the RBOCs have considerable resources and we expect the RBOCs to continue to increase their share of the long distance market. Some of our competitors offer products and services available as part of their bundled service offerings, such as wireless services, high speed Internet access and television, that we do not presently offer as a bundled service offering.

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

In the consumer phone services market, we also compete with “stand-alone” VoIP operators such as Vonage and Skype, who provide service over a customer’s existing broadband Internet connection. While these operators have captured a relatively small portion of the overall market to date, their share is growing.

This increased competition could accelerate our customer churn rate, revenue declines and profit declines in the consumer and business telephone markets, thereby reducing the duration that we can “harvest” the business.

We rely on the RBOCs for access to our consumer customers’ premises, and if that access is not maintained, or if the cost to us to gain such access becomes more expensive, our ability to offer local telephone service will be constrained.

We rely on utilizing the RBOCs’ networks to gain access to our customers’ premises to provide the local portion of our bundled local and long distance services. That access was previously assured by the UNE-P rules of the Federal Communications Commission, or FCC, which mandated that the RBOCs make their networks available to alternate service providers, such as us, at set rates. In February 2005, the FCC effectively repealed the UNE-P rules, which has constrained our ability to compete. We have entered into agreements with Verizon, at&t and BellSouth (acquired by at&t in December 2006) granting us access to their respective networks, albeit at higher rates than we paid under the UNE-P system. This has impaired our overall ability to offer our bundled service at competitive rates and has led to a decline in our consumer phone services business and our overall revenues. Additionally, we recently received notification from at&t alleging that we owe them an unknown amount of money for payment of access charges related to our local access prepaid calling cards. Further, as the consumer bundled service has higher margins than does most of our other telecom offerings, the decrease in the proportions of our overall revenues from that source has negatively affected our overall profit margins.

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

RISKS RELATED TO IDT ENERGY

In the event that certain best practices and programs in which we participate and with which we comply were to be revised, it could disrupt our operations and adversely affect our results and operations.

Certain retail access “best practices” and programs proposed and/or required by the NYPSC have been implemented by utilities in several service territories in which IDT Energy operates. IDT Energy utilizes and has incorporated these practices and programs in its current business plan. These practices include: ESCO referral programs, purchase of receivables, access to customer data, and alignment of utility incentives. In particular, we participate in purchase of receivables programs under which certain utilities purchase the customer receivables for approximately 98% of their face value in exchange for a first priority lien in the customer receivable without recourse against IDT Energy. This program is a key component of our control of bad debt risk in our ESCO business. In the event that any of these best practices or programs were to be revised or eliminated by the NYPSC or the individual utilities, we would need to adjust IDT Energy’s current strategy regarding customer acquisition and its focus on the growth of its customer base. We would also need to adjust our current business plan to reduce our exposure to existing customers who may pose a bad debt risk. Any failure to properly respond to changing conditions could adversely affect our results of operations and profitability. Last year, the NYPSC initiated a proceeding in order to generically examine the utility programs and practices it directed in recent years to advance the development of the competitive retail market for electricity and natural gas in New York. According to the NYPSC’s Notice in this proceeding, the NYPSC stated that it may be appropriate at this time to review these programs and practices given the existence of numerous ESCOs providing competitive retail services and the current condition of the market. Recently, the NYPSC also initiated a proceeding to examine potential revisions to the Uniform Business Practices applicable to all ESCOs operating in New York. This proceeding plans to address ESCO marketing activities by providing standard and acceptable ESCO marketing practices and appropriate customer protections and remedies. The NYPSC has yet to issue an order in either proceeding. It is unclear when and how the NYPSC may rule on the utility programs and practices currently in place or may revise the Uniform Business Practices, and whether IDT Energy may be adversely affected by any related rulings or rate proceedings of the specific utility.

Our current strategy with respect to our energy business is based on current regulatory and market conditions and assumptions, which could change or prove to be incorrect.

Our current approach to the ESCO business is to aggressively seek to add customers through active marketing. We believe that is the proper strategy based on market conditions, the financial results of the business and our ability to manage our costs and risk profile. All of those factors are subject to change based on changes in the relatively young industry, weather conditions and the prices for energy which are subject to market, regulatory, geopolitical and other factors out of our control. Milder weather than expected could reduce demand for our services. With respect to the regulatory environment, regulation over the electricity and natural gas markets has been in flux at the state and federal levels. In particular, the pricing for capacity, energy and ancillary services in the NYISO markets continues to evolve as the NYISO filed changes to its market rules involving Installed Capacity in New York City with FERC to address market power mitigation issues. To the extent these and other NYISO market changes are adopted by FERC, they may be subject to rehearing, judicial review and complaints by market participants or the NYISO. In addition, New York State joined in the Regional Green House Gas Initiative which requires short-term reductions in greenhouse gas, or GHG, emissions and will implement its first emission credit auction this fall. Although Federal GHG legislation proposals have failed to date, new Federal legislation may be forthcoming. Any proposed NYISO market changes or changes in state or Federal laws or regulations may affect the prices at which IDT Energy purchases electricity for its customers. While we seek to pass along increases in energy costs to our customers pursuant to our variable rate customer contracts, we may not always be able to do so due to competitive market forces and the risk of losing our customer base. Any changes in these factors, or if the industry development changes significantly, could have an adverse effect on the revenues, profitability and growth of this business or call into question the viability of our current growth strategy.

The ESCO business is dependent on access to capital and liquidity, which may be limited under current circumstances.

Our business involves entering into contracts to purchase large quantities of electricity or natural gas. Because of seasonal fluctuations, we generally are required to purchase electricity or natural gas in advance and finance that purchase until we can recover such amounts from revenues. Currently, IDT Corporation finances those purchases. In the event that IDT Corporation is unable or unwilling to provide the financial resources and liquidity necessary for IDT Energy to purchase the energy that IDT Energy sells to its customers, IDT Energy would be required to finance such purchases through third parties. There can be no assurance that we will be able to obtain such financing on commercially reasonable terms or on terms currently provided by IDT Corporation. Even if IDT Energy were to obtain third party financing, its margins may be significantly reduced as a result of higher financing costs and IDT Energy may be unable to effectively compete in the ESCO market. Difficulty in obtaining adequate liquidity on commercially reasonable terms may affect our business, prospects and financial conditions.

The ESCO business, and our participation in this market, are relatively new and evolving factors could adversely impact the market and our performance.

The ESCO business grew out of the deregulation of the energy market in the State of New York, which only began in 2000. Further, IDT only entered the market in 2004. Accordingly, the entire market is still evolving and we are continuing to hone our operations and strategy. We cannot predict how the market will develop or if our focus on customer acquisition and growth will prove to be the proper strategy. If our presumptions prove to be incorrect, the results of operations of this business could be adversely affected. Moreover, the ESCO business is fiercely competitive and competitors often engage in unfair business practices to sign up new customers. Such unfair practices by other companies can adversely affect our ability to grow or maintain our customer base. In addition, the NYPSC recently adopted an Energy Efficiency Portfolio Standard, or EEPS, for New York, adopting a goal of gradually reducing electricity usage by 15% statewide by 2015 and requiring the utilities to file energy efficiency programs consistent with the policies and cost/benefit factors adopted by the NYPSC. We cannot predict the impact of the EEPS on the electricity usage of IDT Energy’s customers. There could be an adverse effect on the result of operations of our ESCO business if the EEPS results in a reduction in the aggregate amount of customer load served by IDT Energy.

RISKS RELATED TO AMSO

AMSO may not be able to develop an environmentally and economically viable technology for the extraction of shale oil.

AMSO is in the early stages of researching and developing technological solutions for the extraction of shale oil. The costs of doing so may be substantial. AMSO may not be able to develop an environmentally and economically viable technological solution for the extraction of shale oil, resulting in us not being able to extract shale oil on terms that are commercially viable, which could result in the loss of all or substantially all of our investment in AMSO.

In-situ technology for the extraction of shale oil is in its early stages and has not been proven to be commercially viable.

In-situ extraction of shale oil, by AMSO and others, is in the early stages of research, development and demonstration. It is difficult, if not impossible, to currently predict in advance of drilling and testing whether any particular drilling prospect will yield sufficient quantities of shale oil to recover drilling and completion costs or to be economically viable. Special geological characteristics of shale require the use of less-established technologies that make it difficult for us to determine the economic viability of AMSO’s development efforts without extensive research and experimentation. The estimated cost of extracting shale oil is currently higher than the cost of extracting conventional crude oil, and such costs are expected to remain higher for the foreseeable future. If the cost of crude oil substantially decreases, the cost of extracting shale oil may exceed its economic benefit. For these reasons, we may be unable to produce commercially viable quantities of shale oil on economically viable terms.

AMSO is subject to regulatory and political risks that may limit AMSO’s operations.

AMSO’s operations may be affected by political developments and by federal, state and local laws and regulations, changes in taxes, royalties and other amounts payable to governments or governmental agencies and environmental protection laws and regulations. The various stages of testing and drilling for shale oil by AMSO will require multiple federal, state and local governmental approvals and permits, as well as regulatory compliance. There can be no assurance that AMSO will be able to obtain these governmental approvals or permits, or be able to comply fully with applicable governmental regulations, and any such failure could prohibit AMSO from being able to test its technologies or commercially pursue shale oil extraction.

RISKS RELATED TO IDT CARMEL

IDT Carmel may not be able to collect the expected amounts on its consumer receivables portfolios, which would adversely affect our revenues and results of operations.

Many factors affect our ability to recover on the debt portfolios that we purchased through IDT Carmel, many of which are out of our control. For example, our ability to recover on the debt portfolios purchased through IDT Carmel may decrease in a weak economic cycle. Furthermore, a weak economic cycle contributes to depressed portfolio market prices thus reducing the value of existing portfolios in our inventory, and such trend may continue. Current developments in the financial world, including the continuing credit crisis may make it more difficult for us to realize value on our portfolios. We may need to write off on our financial statements certain debt portfolios if collections do not meet expectations. The inability to recover on our debt portfolios at the rates anticipated would adversely affect our revenues and results of operations.

In addition, IDT Carmel’s ability to collect on debt portfolios is subject to further impact by the actions of others, including certain joint venture partners that have been charged with managing the activities of the joint venture. In one case, Carmel has taken legal action seeking damages from its joint venture partner for mismanaging the joint venture and to assume management control of the joint venture. The outcome of any such litigation, however, cannot be predicted.

IDT Carmel Portfolio Management may not be able to purchase consumer receivables portfolios at appropriate prices, and a decrease in our ability to purchase portfolios of receivables could adversely affect our ability to generate revenue and profits.

Our success depends, in part, on the continued availability of consumer receivable portfolios that meet our purchasing criteria and our ability to identify and finance the purchase of such portfolios. The availability of consumer receivable portfolios at favorable prices and on terms acceptable to us depend on many factors outside of our control, including, but not limited to, the continuation of the current growth trend in consumer debt and the continued volume of consumer receivable portfolios available for sale. We may not be able to continue to acquire receivables in sufficient amounts to operate efficiently and profitably.

The debt collection business is heavily regulated and highly competitive, which could adversely affect our operations.

Any change in laws, rules, regulations and ordinances may negatively limit our ability to acquire, recover and/or enforce our rights with respect to receivables and may create compliance exposure. Increased regulation of debt portfolio companies at the state level may limit our ability to acquire and manage debt portfolios through our IDT Carmel Portfolio Management, LLC subsidiary. Debtors and regulatory authorities frequently sue violators, including via class action lawsuits under consumer credit, collections, employment, securities and other laws.

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

During times of economic hardship or recession, the amount of charged-off consumer receivables generally increases, which contributes to an increase in the amount of personal bankruptcy filings. Under certain bankruptcy filings, a debtor’s assets are sold to repay creditors, but since the charged-off consumer receivables we are attempting to collect are generally unsecured or secured on a second or third priority basis, we often would not be able to collect on those receivables. Our collections may decline with an increase in bankruptcy filings or if the bankruptcy laws change in a manner adverse to our business, in which case, our financial condition and results of operations could be materially adversely affected.

RISKS RELATED TO OUR FINANCIAL PERFORMANCE AND GROWTH STRATEGY

We have incurred significant losses since our inception, and continued losses in the future could cause the trading price of our stock to decline further or have a material adverse effect on our results of operations, financial condition, our ability to pay our debts as they become due and cash flows.

We have incurred significant losses since inception. During fiscal 2008, we had a consolidated net loss of $(224.3) million. If we are not able to achieve overall profitability or maintain any profitability that we do achieve, the trading price of our stock could continue to decline and our financial condition could worsen as we could, among other things, continue to deplete our cash, cash equivalents and marketable securities.

We incurred a loss from continuing operations in each of the five years in the period ended July 31, 2008. We incurred a net loss in fiscal 2008, fiscal 2006, fiscal 2005 and fiscal 2004, and we would have incurred a net loss in fiscal 2007 except for a gain on the sale of a discontinued operation. We also had negative cash flow from operating activities in each of the three years in the period ended July 31, 2008. We had an accumulated deficit at July 31, 2008 of $96.5 million. In the three years in the period ended July 31, 2008, we satisfied our cash requirements primarily through a combination of our existing cash and cash equivalents, proceeds from the sale of businesses, proceeds from the sales and maturities of marketable securities and investments, arbitration awards and litigation settlements, and borrowings from third parties. We currently expect that our operations in fiscal 2009 and the balance of cash, cash equivalents, marketable securities and pooled investment vehicles including hedge funds that we held as of July 31, 2008 will provide sufficient cash resources to meet our currently anticipated working capital and capital expenditure requirements, and to fund any potential operating cash flow deficits within any of our segments for at least the next twelve months. If we do not have sufficient funds to pay such expenses, if there is a significant unanticipated liquidity demand (including the need to pay the IRS immediately), we may be required to sell assets or incur indebtedness in order to pay such expenses. We cannot assure you that we will be able to sell assets or obtain financing on commercially reasonable terms, or at all. Failure to generate sufficient revenue and operating income or to meet the goals in our fiscal 2009 operating budget, possess sufficient cash and cash equivalents, liquidate cash equivalents or to achieve any of these alternatives could have a material adverse effect on our results of operations, financial condition, our ability to pay our obligations as they become due and cash flows.

We hold significant cash, cash equivalents marketable securities and investments that are subject to various market risks.

As of July 31, 2008, we had approximately $343.3 million of cash, cash equivalents, marketable securities, and investments. As discussed below in the Quantitative and Qualitative Disclosure of Market Risk section, due to the variety of financial instruments that we hold we are exposed to various market risks. In particular, we are exposed to changes in interest rates primarily from our investments in cash equivalents and marketable debt securities. Recently, we have incurred losses in order to exit from unprofitable investments. In addition, we hold auction rate notes with a par value of $14.3 million that are not currently liquid and have declined in value. Our auction rate notes are auction rate securities for which the underlying asset is preferred stock of Fannie Mae or Freddie Mac. As of July 31, 2008, the estimated fair value of the notes was $7.1 million. Furthermore, we hold a portion of our total asset portfolio (included in investments) in holdings of pooled investment vehicles, including hedge funds that we hold for strategic and speculative purposes; as of July 31, 2008, the carrying value of our investments in such pooled investment vehicles was approximately $60.5 million. This carries a degree of risk, as there can be no assurance that we can redeem these investments at any time and that the managers of the hedge funds in which we have invested will be able to accurately predict the course of price movements of securities and other instruments and, in general, the securities markets have in recent years been characterized by great volatility and unpredictability. As a result of these different market risks, our holdings of cash, cash equivalents, marketable securities and investments could be materially and adversely affected.

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

Our growth strategy is based, in part, on our ability to acquire businesses and assets that are typically complimentary to our existing operations. The success of this acquisition strategy will depend, in part, on our ability to accomplish the following:

•	identify suitable businesses or assets to buy;
•	complete the purchase of those businesses on terms acceptable to us;
•	complete the acquisitions in the time frames we expect;
•	improve the results of operations of the businesses that we buy and successfully integrate their operations into our own; and
•	avoid or overcome any concerns expressed by regulators, including antitrust concerns.

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

Our auditors identified a material weakness in our internal control over financial reporting.

During the audit of our financial statements as of July 31, 2008 and for the fiscal year then ended, a material weakness was identified relating to our lack of internal expertise and resulting failure to properly execute control procedures designed to prepare and evaluate the annual testing for impairment of goodwill and other intangible assets not subject to amortization for our Wholesale, Rechargeable, and Carmel reporting units as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” This material weakness resulted in a material audit adjustment aggregating $25.3 million for an impairment charge with respect to goodwill for our Wholesale, Rechargeable, and Carmel reporting units. Consequently, our consolidated financial statements as of July 31, 2008 and for the fiscal year then ended properly reflected the results of the goodwill impairment in accordance with U.S. GAAP.

To remediate this material weakness we plan to implement changes that we believe should be adequate to address the material weakness. We will continue to evaluate and monitor our efforts to remediate the material weakness and we intend to take all appropriate action when and as necessary to ensure we have effective internal controls over financial reporting. However, we can give no assurances that any future measures we may take will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to our failure to implement and maintain adequate internal controls over financial reporting. If our internal controls or disclosure controls and procedures are not effective, there may be material errors in our financial statements that are not identified in a timely manner and that could require restatement, or our filings may not be timely, and investors may lose confidence in our reported financial information, any of which could lead to a decline in our stock price. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting.

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

In addition, we may be required to litigate in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition or results of operations, and there can be no assurances that we will be successful in any such litigation. To date, we have not obtained a recovery from litigation claiming infringement of certain patents owned by our Net2Phone subsidiary relating to VoIP technology.

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

On June 5, 2007, we were notified by USAC that it intended to audit our FCC Form 499-A filings for calendar years 2005 and 2006. This audit took place over the subsequent months and on April 30, 2008 USAC issued an Audit Report from its IAD finding, as it found in its prior Audit Report, that we incorrectly reported certain revenues on Forms 499-A. USAC directed us to refile our Forms 499-A for calendar year 2005 in a manner consistent with the IAD’s findings. We did not refile the Forms 499-A, as we believed the IAD is mistaken in certain conclusions regarding the treatment of our revenues. Whereas USAC filed certain Forms 499-A on our behalf over our objection in the first audit, USAC has not yet filed any Forms 499-A on our behalf as a result of the second audit. However, we think it is likely they will do so in the future. It remains IDT’s position that for USAC to file on IDT’s behalf would be impermissible under the FCC’s rules and regulations. We filed with the FCC a “Request for Review” of the Audit Report, which remains pending as of the date we are filing this Annual Report.

USAC’s revisions in both audits to our filing methodology resulted in additional regulatory payments for the years covered by the audit. Because we believe in the accuracy of our filing methodology and our Request remains pending, we have not revised our methodology for post-audit Form 499-A filings. We have accrued for all regulatory fees we believe may be incurred under IAD’s methodology from 2002 through the present, in the event our Request is denied and/or our methodology is not upheld on appeal, and we have made payments on amounts that have been invoiced to us by USAC and/or other agencies. We anticipate receiving additional invoices in the near future for our more recent audit. If we receive such invoices, we will remit payment for those invoices while our Requests for Review remain pending. The accrual amount for the years covered by the audit and subsequent years, as of July 31, 2008, was $22.9 million. Until a final decision has been reached in our disputes, we will continue to accrue in accordance with IAD’s methodology. Our total accrual will likely continue to increase unless we remit certain payments to avoid late fees and/or penalties in spite of our pending appeal. If we do not properly calculate, or have not properly calculated, the amount payable by us to the Universal Service Fund, we may be subject to interest and penalties.

The Internal Revenue Service, in the ordinary course of business, may audit some or all of our tax filings. In fiscal 2006, the IRS commenced an audit of our U.S. federal tax returns for fiscal years 2001, 2002, 2003 and 2004. We previously established reserves of approximately $132 million representing management’s best estimate of additional amounts of taxes and interest that we could be required to pay. On June 19, 2008, after discussions with the IRS, we received notices of Income Tax Examination Changes from the IRS claiming that, for fiscal years 2001, 2002, 2003 and 2004, we owed approximately $75 million in taxes for fiscal 2001 and approximately $1 million for adjustments carried forward to fiscal 2005 and 2006. These amounts do not include applicable interest. In August 2008, we signed the notices acknowledging the IRS’ determination and the notices have been countersigned by the IRS. In connection therewith, in July 2008 we paid $10.0 million and in October 2008 we paid $20.0 million of the amount noted. On August 27, 2008, we received a Notice of Tax Due from the IRS setting the interest owed at $39.5 million. We have entered into discussions with the IRS regarding the timing of payment. The IRS has informed us that it intends to commence an audit of the Company’s federal tax returns for fiscal years 2005, 2006 and 2007 in the near future. Our pre-tax (loss) income for those years was $(37.5) million, $(176.1) million and $62.2 million, respectively.

We are currently subject to audits by different European taxing authorities, including audits relating to VAT we have not collected from calling cards sold to distributors who, in turn, resell such cards in various jurisdictions in Europe. In the conduct of such audits, we may be required to disclose information of a sensitive nature and, in general, to modify the way we have conducted business with our distributors until the present, which may affect our business in an adverse manner. An additional audit of our VAT payments and our taxes is ongoing in the Netherlands.

On September 2, 2008, the County Administrative Court of Vänersborg, Sweden granted an application made by the Swedish Tax Agency to seize SEK 100 million (approximately $15.5 million) of assets owned by one of our subsidiaries, Inter Direct Tel Ltd, as security for payment of VAT. It is our position that the County Administrative Court’s seizure order is inconsistent with applicable law and that it is not likely that the Tax Agency’s VAT claim will be upheld. Therefore, Inter Direct Tel appealed the seizure order to the Swedish Administrative Court of Appeal and on October 6, 2008, the Administrative Court of Appeal reversed the County Administrative Court’s seizure order. Because the time for the tax authority to appeal this decision has not yet expired, we can not be certain of its ultimate outcome.

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

In addition, pursuant to rules adopted by the FCC, our consumer phone services business is required to contribute to the Universal Service Fund. The FCC has proceedings underway to evaluate possible changes to the current rules for assessing contributions for the Universal Service Fund. Any change in the current assess-

ment calculation procedure could result in higher fees payable by our consumer phone services business and could adversely affect our revenues and margins in consumer phone services.

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

Howard S. Jonas, our Chairman of the Board and founder, has voting power over 11,642,130 shares of our common stock (which includes 9,816,988 shares of our Class A common stock, which are convertible into shares of our common stock on a 1-for-1 basis) and 5,076,684 shares of our Class B common stock, representing approximately 64.7% of the combined voting power of our outstanding capital stock, as of October 6, 2008. In addition, the Compensation Committee of the Board of Directors of the Company approved amendments to Mr. Jonas’ employment agreement on September 3, 2008 and September 29, 2008 that will result in additional grants to Mr. Jonas of 1,704,545 shares of Common Stock and 3,518,518 shares of Common Stock, respectively. Such grants had not been made as of October 6, 2008 and are not included in Mr. Jonas’ holdings as of such date. Mr. Jonas is able to control matters requiring approval by our stockholders, including the election of all of the directors and the approval of significant corporate matters, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence the management of our Company is limited.

RISKS RELATED TO OUR PUBLICLY TRADED EQUITY

The price of our common and Class B Common Stock has decreased significantly, and may continue to decrease and be subject to volatility.

The price of our common stock and our Class B Common Stock have depreciated significantly during the past fiscal year, and more so during the past few months and have been subject to substantial volatility. As of the close of business on October 6, 2008, the price of our common stock and Class B Common Stock were $.56 and $.68, respectively. See Part II, Item 5 (Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities) of this annual report for more information on the history of the closing prices of our common stock and our Class B Common Stock. The prices of our common stock and our Class B Common Stock may continue to decrease and may continue to be subject to substantial volatility.

The New York Stock Exchange (“NYSE”) has notified us that we are not in compliance with its continued listing criteria. If we are delisted by the NYSE, the price and liquidity of our common stock and class B common stock will be negatively affected.

On September 30, 2008, we received notice from the NYSE stating that we are not in compliance with the NYSE’s continued listing standard relating to maintaining an average global market capitalization of $100,000,000 over a consecutive 30 trading-day period. Under NYSE rules, we have the ability to submit a plan to the NYSE outlining our effort to cure this deficiency on or before November 14, 2008. We intend to submit this plan in the near future. Under the NYSE rules, if this plan is accepted by the NYSE, we will have 18 months in which to restore compliance with the market capitalization listing standard or our common stock and class B common stock will be delisted from the NYSE. During that timeframe, the NYSE will continually monitor our performance under the plan. The NYSE can start the delisting process at any time that it decides that we are not meeting the quarterly benchmarks that are set forth in the plan.

On October 2, 2008 and October 8, 2008, the Company’s common stock and Class B common stock, respectively, fell below another NYSE listing standard, namely that the average closing price of each of its common stock and Class B common stock fell below $1.00 over a consecutive thirty (30) day trading period. The Company’s common and Class B common stock must achieve compliance with the NYSE’s $1.00 stock price requirements within six (6) months from the date that the Company received notice of non-compliance from the NYSE, which was received on October 8, 2008. Should the Company fail to meet these standards at the expiration of the six (6) month period, the NYSE will commence suspension and delisting procedures.

Our Class B common stock and common stock remain listed on the NYSE under the symbols IDT and IDT.C respectively, but have been assigned a “.BC” indicator by the NYSE to signify that the Company is not currently in compliance with the NYSE’s continued listing standards.

We cannot assure you that the NYSE will maintain our listing in the future. In the event that our common stock and class B common stock are delisted by the NYSE, or if it becomes apparent to us that we will be unable to meet the NYSE’s continued listing criteria in the foreseeable future, we may seek to have our stock listed or quoted on another national securities exchange or quotation system. However, we cannot assure you that, if our common stock and class B common stock are listed or quoted on such other exchange or system, the market for our common stock and class B common stock will be as liquid as it has been on the NYSE. As a result, if we are delisted by the NYSE or transfer our listing to another exchange or quotation system, the market price for our common stock and class B common stock may become more volatile than it has been historically.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are located in Newark, New Jersey in an approximately 484,000 square foot facility that we acquired in third quarter of fiscal 2008. Our headquarters house our executive offices, administrative, finance and marketing functions, carrier and customer service departments and our various developing operations, and serve as the headquarters for each of our operating segments.

We also occupy space in both leased and owned properties in New Jersey, Los Angeles, California, and other locations in metropolitan areas primarily to house telecommunications equipment.

We lease office space in Washington D.C., previously occupied by our federal, legal and government relations personnel. This space is currently vacant.

We lease office space in Silver Spring, MD, which houses WMET’s studio.

We own a building of approximately 45,000 square feet in Puerto Rico, 35% of which is occupied, the remainder of which is vacant.

The Company is in discussions with regard to the sale of all or the majority of its 86,100 square foot building in Jerusalem, which houses the call center operations that were transferred to the management of that division on July 31, 2008. The Company anticipates completion of the sale in fiscal 2009.

AMSO LLC is one of three holders of research, development and demonstration leases granted by the U.S. Bureau of Land Management in Colorado. The lease provides AMSO LLC with the ability to research, test and demonstrate the potential for commercial shale oil production on 160 acres in western Colorado. The lease includes the right to convert over to a commercial lease for up to 5,120 contiguous acres if AMSO LLC can demonstrate viable production of commercial quantities of shale oil without unacceptable environmental consequences. AMSO LLC has 10 years (the term of the research, development and demonstration lease) to convert over to the commercial lease; however, the 10 year period can be extended for an additional five years if AMSO LLC is in compliance with the terms of the lease.

We maintain our European headquarters in London, England (corporate and carrier operations) and Dublin, Ireland (retail operations). We also maintain various international office locations and telecommunications facilities in portions of Europe, South America, Central America, the Middle East, Asia and Africa where we conduct operations.

IDT Capital has a controlling interest in a joint venture, which holds a 100% leasehold interest in two leased buildings totaling 120,000 square feet in Palo Alto, California.

Item 3. Legal Proceedings.

On or about August 27, 2003, Aerotel, Ltd., Aerotel U.S.A., and Aerotel U.S.A., LLC (“Aerotel”) filed a complaint against the Company in the United States District Court, Southern District of New York, seeking damages for alleged infringement of a patent. The parties reached a settlement and pursuant to a stipulation of dismissal all claims and counterclaims have been dismissed. The settlement provided for a payment of $15 million in cash to Aerotel, which the Company paid in the first quarter of fiscal 2008, and making available to Aerotel calling cards or PINs over time with potential termination costs of up to $15 million, subject to certain other conditions. In connection with this settlement, the Company accrued an expense of $24.0 million in the fourth quarter of fiscal 2007 that is included in the Prepaid Products segment’s selling, general and administrative expenses. On May 13, 2008, Aerotel, Ltd. filed a complaint against the Company in the United States District Court Southern District of New York related to a dispute concerning the settlement agreement between the Company and Aerotel. The complaint alleges Breach of Contract, Anticipatory Breach, and Breach of Covenant of Good Faith and Fair Dealing. Aerotel, Ltd. is seeking damages in the amount of at least $30 million. The parties are engaged in settlement discussions and the Magistrate Judge has directed the parties to report to him by October 17, 2008 regarding settlement. The Company intends to file a motion to dismiss Aerotel’s complaint, and the Court has scheduled a pre-motion conference for October 31, 2008. In connection with this matter, the Company accrued an additional expense of $6.0 million in the fourth quarter of fiscal 2008 that is included in the Prepaid Products segment’s selling, general and administrative expenses.

On April 18, 2008, a federal jury awarded Alfred West, a former employee of the Company, $10.5 million for breach of contract and a related claim related to West’s employment by the Company for six months in 2001. West made a motion for an additional $4.4 million in prejudgment interest, which the Company opposed. West’s original contract claim was dismissed by a trial judge several years ago, but in 2005 West was awarded $1.5 million by a jury on a related claim. That award, however, was set aside by the trial judge in 2006 as being unsupported by the evidence. In an appeal by West of that decision, an appellate court reinstated West’s breach of contract claim, which led to the second trial that concluded with the $10.5 million award. On July 11, 2008, the Company and West entered into a settlement agreement, pursuant to which West was paid an amount less than the $10.5 million award.

On May 5, 2004, the Company filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. The Company alleged that the defendants breached a settlement agreement that they had entered into with the Company to resolve certain disputes and civil actions among the parties. The Company alleged that the defendants did not provide the Company, as required under the settlement agreement, free of charge and for the Company’s exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement) (“Wavelengths”) on a global undersea fiber optic network that TyCom Ltd. was deploying at that time. In June 2004, Tyco International (US) Inc. and Tyco Telecommunications (US) Inc. asserted several counterclaims against the Company, alleging that the Company breached the settlement agreement and is liable for damages for allegedly refusing to accept the defendants’ offer regarding the Wavelengths referenced in the settlement agreement and for making a public statement that Tyco failed to provide the Company with the use of its Wavelengths. The parties completed pre-trial discovery and each party filed motions for summary judgment. On July 11, 2007, the Court granted the Company’s motion for partial summary judgment on liability, and granted its motion for summary judgment on Tyco’s counterclaims. On November 21, 2007, Tyco filed a notice of appeal of the order granting the Company’s motion for summary judgment on liability. On January 24, 2008, the Appellate Court granted a motion made by Tyco and stayed proceedings in the trial court until the appeal is decided. On August 19, 2008, the Appellate Division issued a decision and order reversing the trial court’s grant of partial summary judgment on the issue of liability to the Company and granted the portion of defendants’ cross motion seeking summary judgment dismissing the complaint and remanded the matter to the Supreme Court for further proceedings. On September 18, 2008, the Company filed its request for reargument, or in the alternative, for leave to appeal to the Court of Appeals.

On March 29, 2004, D. Michael Jewett (“Jewett”), a former employee whose employment the Company terminated less than seven months after he was first hired, filed a complaint against the Company in the United States

District Court, District of New Jersey, following his termination. The complaint alleges (i) violations of the New Jersey Anti-Racketeering Statute; (ii) violations of the New Jersey Conscientious Employee Protection Act (“CEPA”); (iii) violations of the New Jersey Law Against Discrimination (“LAD”); (iv) common law defamation; and (v) New Jersey common law intentional infliction of emotional distress (“IIED”). Jewett is seeking damages of $31 million, plus attorneys’ fees. The Court dismissed the Anti-Racketeering claim and a portion of the LAD claim; and narrowed the remaining claims described above. The Company denies liability for the remaining claims. On January 25, 2006, Jewett filed an amended supplemental pleading which the Company moved to dismiss. Plaintiff opposed the Company’s motion. On September 11, 2007, Judge Chesler issued an order which dismissed the CEPA and LAD claims, without prejudice, against all individual defendants with the exception of Jewett’s direct supervisor. Judge Chesler also granted in part and denied in part the Company’s motion to dismiss the supplemental complaint. Judge Chesler dismissed plaintiff’s abuse of process and defamation claims with prejudice. However, the judge denied the motion to dismiss the count for IIED. Thereafter, defendants were permitted to file another motion to dismiss plaintiff’s IIED claim in the amended supplemental complaint, which the plaintiff opposed. On February 19, 2008, Judge Chesler issued an Opinion and Order dismissing plaintiff’s IIED claim. Plaintiff also sought leave to amend his complaint and supplemental complaint to add some additional claims, which was denied as well. The parties are engaged in discovery.

On or about April 1, 2004, Jewett sent a copy of his complaint to the United States Attorney’s Office because in his complaint, Jewett alleged, among other things, that improper payments were made to foreign officials in connection with an IDT Telecom contract. As a result, the Department of Justice (“DOJ”), the Securities and Exchange Commission (“SEC”) and the United States Attorney in Newark, New Jersey conducted an investigation of this matter. The Company and the Audit Committee of the Company’s Board of Directors initiated independent investigations, by outside counsel, regarding certain of the matters raised in the Jewett complaint and in these investigations. Neither the Company’s nor the Audit Committee’s investigations have found any evidence that the Company made any such improper payments to foreign officials. The Company continues to cooperate with these investigations, which the SEC and DOJ have recently confirmed are still ongoing.

On June 1, 2006, the Company filed a complaint in the United States District Court for the District of New Jersey alleging that eBay, Inc., Skype Technologies SA, Skype, Inc. and several as of yet unidentified business entities (collectively, “Skype”) infringed patents owned by the Company. The Company’s complaint was amended to include claims for Skype’s alleged infringement of additional patents, all owned by the Company. The lawsuit seeks, among other things, an injunction enjoining Skype from infringing these patents and monetary damages in connection with Skype’s alleged infringement. Skype has answered the complaint and amended complaints, denying any liability with respect to the Company’s claims. The parties have exchanged expert reports and are completing pre-trial discovery. A final pre-trial conference is scheduled for November 3, 2008. On February 20, 2008, eBay, Inc. filed a complaint (which was subsequently amended) in the United States District Court for the Western District of Arkansas alleging that IDT Corporation, Net2Phone, Inc., IDT Telecom, Inc. and the Company’s 51%-owned U.S. calling card distribution partnership, Union Telecard Alliance, LLC infringed U.S. Patent No. 6,067,350 that is owned by eBay, Inc. The lawsuit seeks, among other things, an injunction enjoining the Company from infringing the patent and an undetermined amount of monetary damages in connection with the Company’s alleged infringement. On April 23, 2008, the Company answered eBay’s complaint and denied all wrongdoing. The Company also filed counterclaims against eBay, for infringement of three Net2Phone patents: U.S. Patents numbers 6,275,490; 5,974,414; and 6,631,399. The Company asked the court in Arkansas to enjoin those portions of eBay’s auction business that infringe Net2Phone patents and to award Net2Phone damages as a result of eBay’s patent infringement. eBay answered Net2Phone’s counterclaims and denied all wrongdoing. An initial conference was held on September 5, 2008 and the Court issued an order, which among other things (i) requires the parties to mediate their claims against each other by November 5, 2008, (ii) schedules a claim construction hearing for February 20, 2009, and (iii) schedules the trial to begin on October 26, 2009. The parties are now actively engaged in pre-trial discovery.

On March 8, 2007, IDT Telecom, Inc. and UTA filed a complaint and on April 2, 2007 an amended complaint in the United States District Court for the District of New Jersey against several prepaid calling card companies. The lawsuit alleges that the defendants are systematically falsely promising minutes in their voice prompts and other advertisements that consumers cannot obtain from the cards they have bought. The Company sought an injunction barring the defendants from continuing their false promises as well as money damages and asserts that the defendants have violated the federal Lanham Act as well as several states’ false advertising and deceptive trade practices statutes. On May 9, 2007, the judge denied the Company’s motion for a preliminary injunction, which decision was affirmed by the Court of Appeals for the Third Circuit, and also denied motions to dismiss filed by all of the non-settling defendants who claimed that the Court lacked jurisdiction. In 2007, the Company had settled with five of the defendant groups. However, on May 20, 2008, the Court rescinded the Company’s settlement agreement with one of the defendant groups (the group consisting of Dollar Phone Services, Inc., Dollar Phone Enterprise, Inc., Dollar Phone Corp. and Dollar Phone Access Inc. (collectively “Dollar Phone”)) and ordered that this group of defendants be restored to the case. On August 14, 2008, Dollar Phone answered the Company’s complaint, asserted numerous affirmative defenses and also asserted various counterclaims against the Company and eleven of its current and former employees. At a court-ordered mediation session on October 7, 2008, the Company reached an agreement with Dollar Phone as to the essential terms of a settlement. By October 27, 2008, the Company and Dollar Phone have been ordered to present a final settlement agreement to the Court. The Company is continuing to pursue the case against the non-settling defendants and the parties are engaged in discovery.

On July 22, 2008, IDT Telecom, Inc. and Union Telecard Alliance, LLC filed a complaint against Leucadia National Corp. in the Supreme Court of the State of New York, County of New York. The complaint alleges that Leucadia, together with its subsidiary, STi Prepaid, LLC, conspired together to deceive and/or mislead consumers who use prepaid calling cards in violation of various states’ laws. The complaint seeks, among other things, injunctive relief and monetary damages. On September 18, 2008, Leucadia moved to dismiss the complaint. The Company’s time to oppose the motion has not yet expired.

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

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

Our Class B common stock trades on the New York Stock Exchange under the symbol “IDT” and our common stock trades on the New York Stock Exchange under the symbol “IDT.C.,” but both have been assigned a “.BC” indicator by the New York Stock Exchange to signify that we are not currently in compliance with the listing standards.

The table below sets forth the high and low sales prices for our Class B common stock as reported by the New York Stock Exchange for the fiscal periods indicated.

	High	Low
Fiscal year ended July 31, 2007
First Quarter	$14.89	$12.34
Second Quarter	$13.79	$12.42
Third Quarter	$13.87	$11.01
Fourth Quarter	$13.08	$9.69
Fiscal year ended July 31, 2008
First Quarter	$12.58	$7.67
Second Quarter	$9.54	$5.94
Third Quarter	$7.07	$3.38
Fourth Quarter	$4.02	$1.41

The table below sets forth the high and low sales prices for our common stock as reported by the New York Stock Exchange for the fiscal periods indicated.

	High	Low
Fiscal year ended July 31, 2007
First Quarter	$14.48	$12.50
Second Quarter	$14.17	$12.29
Third Quarter	$14.17	$10.57
Fourth Quarter	$12.46	$9.55
Fiscal year ended July 31, 2008
First Quarter	$11.85	$6.89
Second Quarter	$8.65	$6.00
Third Quarter	$6.56	$2.98
Fourth Quarter	$3.47	$1.10

On October 6, 2008, there were 304 holders of record of our Class B common stock and 253 holders of record of our common stock. These numbers do not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On October 6, 2008, the last sales price reported on the New York Stock Exchange for the Class B common stock was $0.68 per share and for the common stock was $0.56 per share.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after July 31, 2008, and which is incorporated by reference herein.

Performance Graph of Stock

The following chart sets forth the cumulative total stockholder return (assuming reinvestment of dividends, if any) on the Company’s Class B common stock and common stock from July 31, 2003 through July 31, 2008, as well as the cumulative total return on (i) the New York Stock Exchange Composite Index, (ii) Standard & Poor’s SmallCap 600 Index and (iii) the Nasdaq Telecommunications Index during such five-year period. The stock price performance of the graph below is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among IDT Corporation, The NYSE Composite Index,

The S&P Smallcap 600 Index And The NASDAQ Telecommunications Index

*	$100 invested on 7/31/03 in stock & index-including reinvestment of dividends. Fiscal year ending July 31.

Copyright © 2008 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by the Company of its shares during the fourth quarter of fiscal 2008:

	Total Number of Shares Purchased(1)	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
May 1 – 31, 2008	0	$0	0	17,137,350
June 1 – 30, 2008	31,303	$2.39	0	17,137,350
July 1 – 31, 2008	3,576	$1.79	0	17,137,350
Total	34,879	$2.33	0

(1) Consists of shares of Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares are repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

(2) Under our existing stock repurchase program, approved by our Board of Directors on June 13, 2006, we are authorized to repurchase up to an aggregate of 25 million shares of our Class B common stock and our common stock, without regard to class.

Item 6. Selected Financial Data.

The selected consolidated financial data presented below for the fiscal year ended July 31, 2008 has been derived from our Consolidated Financial Statements, which have been audited by Grant Thornton LLP, independent registered public accounting firm. The selected consolidated financial data presented below for each of the fiscal years in the four-year period ended July 31, 2007 has been derived from our Consolidated Financial Statements, which have been audited by Ernst & Young LLP, independent registered public accounting firm. The selected consolidated financial data relating to IDT Entertainment and Corbina Telecom, which were sold in fiscal 2007 and fiscal 2006, respectively, has been reclassified to discontinued operations for all periods presented. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other financial information appearing elsewhere in this Annual Report.

Fiscal Year Ended July 31, (in thousands, except per share data)	2008	2007	2006	2005	2004
Statement of Operations Data:
REVENUES:
Prepaid Products	$778,431	$971,804	$1,206,629	$1,251,938	$1,175,445
Consumer Phone Services	87,963	148,773	262,094	333,774	224,980
Wholesale Telecommunications Services	1,062,573	1,220,633	1,426,597	1,434,476	1,375,961
IDT Telecom intersegment revenues	(400,472)	(575,497)	(828,870)	(848,578)	(803,920)
IDT Energy	248,890	190,751	112,773	12,047	—
IDT Carmel	45,651	5,434	417	—	—
IDT Capital	54,954	50,841	46,782	38,328	94,349
TOTAL REVENUES	1,877,990	2,012,739	2,226,422	2,221,985	2,066,815
COSTS AND EXPENSES:
Direct cost of revenues (exclusive of depreciation and amortization)	1,468,784	1,615,047	1,779,980	1,700,866	1,586,343
Selling, general and administrative (i)	445,979	483,483	525,823	493,525	424,581
Depreciation and amortization	68,747	80,011	87,422	93,631	93,795
Bad debt	45,503	12,943	18,521	27,524	31,595
Research and development	11,567	5,232	11,817	12,027	8,187
Restructuring and impairment charges	66,187	33,404	23,646	34,212	58,220
TOTAL COSTS AND EXPENSES	2,106,767	2,230,120	2,447,209	2,361,785	2,202,721
Arbitration award income	40,000	—	—	—	—
(Loss) gain on sale/disposal of businesses	(9,569)	44,671	—	—	—
Loss from operations	(198,346)	(172,710)	(220,787)	(139,800)	(135,906)
Interest income, net	4,766	18,069	9,416	20,575	23,512
Other (expense) income, net	(17,309)	28,980	7,284	71,454	46,563
Minority interests	1,370	(10,180)	(16,177)	(2,639)	(33,728)
(Provision for) benefit from income taxes	(9,923)	(3,605)	(2,576)	(6,317)	30,798
Loss from continuing operations	(219,442)	(139,446)	(222,840)	(56,727)	(68,761)
Discontinued operations, net of tax:
(Loss) income from discontinued operations	—	(7,165)	(35,883)	12,913	9,850
(Loss) gain on sale of discontinued operations	(4,888)	205,235	80,069	—	—
Total discontinued operations	(4,888)	198,070	44,186	12,913	9,850
NET (LOSS) INCOME	$(224,330)	$58,624	$(178,654)	$(43,814)	$(58,911)
Earnings per share:
Basic and diluted:
Loss from continuing operations	$(2.88)	$(1.70)	$(2.32)	$(0.58)	$(0.78)
Net (loss) income	$(2.95)	$0.71	$(1.86)	$(0.45)	$(0.67)
Weighted-average number of shares used in calculation of basic and diluted earnings per share	76,171	82,165	96,028	97,049	87,920
Cash dividend declared per common share	$—	$0.375	$—	$—	$—
(i) Stock-based compensation included in selling, general and administrative expense	$4,407	$7,726	$21,521	$30,328	$8,539

As of July 31 (in thousands)	2008	2007	2006	2005	2004
BALANCE SHEET DATA:
Cash, cash equivalents, marketable securities and investments(1)	$343,339	$661,037	$561,677	$916,718	$1,083,345
Working capital	51,450	301,176	558,342	868,630	910,045
Total Assets	1,002,975	1,360,333	1,762,839	1,977,590	1,856,148
Capital lease obligations—long-term portion	11,148	23,401	32,122	38,936	31,810
Notes payable—long term portion	100,150	82,847	90,370	83,142	9,174
Total Stockholders’ Equity	342,337	630,162	803,352	1,038,197	1,028,033

(1)	As of July 31, 2008, cash, cash equivalents, marketable securities and investments included cash and cash equivalents of $4.1 million and marketable securities of $78.7 million that was restricted against letters of credit.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in this Annual Report. The forward-looking statements are made as of the date of this Annual Report, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our reports on Forms 10-Q and 8-K.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report.

OVERVIEW

General

We are a multinational holding company with subsidiaries spanning several industries. Our principal businesses consist of:

•

IDT Telecom, which provides telecommunications services to consumers and businesses, including prepaid and rechargeable calling cards, a range of voice over Internet protocol (VoIP) communications services, wholesale carrier services and local, long distance and wireless phone services;

•	IDT Energy, which operates our Energy Services Company, or ESCO, in New York State;
•	IDT Carmel, which manages receivables portfolios and performs debt collection services;
•

IDT Local Media, which is primarily comprised of CTM Media Group (formerly CTM Brochure Display), our brochure distribution company, other advertising-based new product initiatives focused on small to medium sized businesses, and the WMET-AM radio station in the Washington, D.C. metropolitan area;

•

IDT Internet Mobile Group is comprised of Zedge, which provides a web-based, worldwide destination for free, user-generated mobile content distribution and sharing, and IDW Publishing, which is a comic book, graphic novel and children’s book publisher that creates and licenses original intellectual property; and

•	Alternative Energy, which consists of American Shale Oil Corporation, or AMSO, our U.S. oil shale initiative, and other alternative energy initiatives.

We hold assets and operate other smaller or early-stage initiatives and operations, including the IDT Spectrum unit of IDT Capital, which holds a significant number of FCC licenses for commercial fixed wireless spectrum in the United States. We also own certain real estate investments.

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

We are in the process of evaluating divestitures of non-core businesses and assets as well as reducing or eliminating the operations of certain of our non-profitable divisions and reducing corporate overhead. We are also focusing on continuing to streamline our core businesses and our businesses in which we believe there is potential for large enterprise value. In particular, we continue to reduce connectivity and other network-related costs in IDT Telecom. We also plan to make modest investments in a very limited number of closely managed opportunities. We have retained Jefferies & Company, Inc. to serve as our financial advisor to assist us with the potential monetization of non-core assets, explore opportunities in the capital markets to finance the growth of our core businesses, and advise us with respect to strengthening our core businesses through strategic partnerships.

Acquisitions

E.G.L. Oil Shale, L.L.C.

As of April 10, 2008, our wholly owned subsidiary, AMSO, acquired a 75% equity interest in American Shale Oil, L.L.C. (AMSO LLC) (formerly known as E.G.L. Oil Shale, L.L.C) in exchange for cash of $2.5 million and certain commitments for future funding of AMSO LLC’s operations. As of April 22, 2008, we acquired an additional 14.9437% equity interest in AMSO LLC in exchange for cash of $3.0 million. AMSO LLC is one of three holders of 10-year leases granted by the U.S. Bureau of Land Management to research, develop and demonstrate in-situ technologies for potential commercial shale oil production in western Colorado. Once AMSO LLC demonstrates the economic and environmental viability of its technology, it will have the opportunity to expand its lease to 5,120 acres for commercial development. We have committed to a minimum total investment of $11.0 million in AMSO LLC, of which $4.1 million was transferred to AMSO LLC and $3.5 million has been utilized through July 31, 2008. AMSO’s 75% equity interest is subject to reduction if AMSO fails to meet further commitments to fund the research, development and demonstration plan.

Internet Mobile Group

In December 2006, we formed our IDT Internet Mobile Group and acquired 90% of Norway-based Zedge.net for cash of $2.1 million and an aggregate of $1.3 million to be paid in equal installments in December 2007 and December 2008. In addition, in December 2006 we invested $7.0 million in Zedge preferred shares. In June 2007, we acquired a controlling interest in IDW Publishing for $2.5 million, which is net of cash acquired of $1.6 million.

On September 23, 2008, the Company sold a 10% ownership interest on a fully-diluted basis in Zedge to Shaman II, L.P. for cash of $1.0 million. One of the limited partners in Shaman II, L.P. was a former employee of ours.

Net2Phone

On November 10, 2005, we commenced a tender offer for all outstanding shares of common stock of Net2Phone that we did not already own, at a price of $2.05 per share. During the second quarter of fiscal 2006, we purchased 33.2 million shares of Net2Phone, which were validly tendered in the offer, for a total purchase price of $68.3 million. On March 13, 2006, we and Net2Phone consummated a merger transaction in which we acquired all remaining outstanding shares of Net2Phone. All previously outstanding shares of Net2Phone, other than shares held by us, were canceled and converted automatically into the right to receive $2.05 per share in cash for a total purchase price of $28.8 million. As a result of the merger, Net2Phone is a wholly owned subsidiary of ours and the Net2Phone common stock is no longer publicly traded.

Ethnic Grocery Brands

In fiscal 2006, we established our Ethnic Grocery Brands, or EGB, operation to distribute ethnic-oriented foods. In March 2006, EGB, which is 90% owned by UTA, our 51%-owned calling card distribution subsidiary, purchased the assets of Vitarroz Corp. for $5.2 million.

Dispositions

IDT Entertainment

In the first quarter of fiscal 2007, we completed the sale of our IDT Entertainment segment to Liberty Media Corporation for (i) 14.9 million shares of our Class B common stock and Liberty Media’s approximate 4.8% interest in IDT Telecom, (ii) $220.0 million in cash, net of certain working capital adjustments, (iii) the repayment of $58.7 million of IDT Entertainment’s intercompany indebtedness payable to us and (iv) the assumption of all of IDT Entertainment’s existing indebtedness. We are also eligible to receive additional consideration from Liberty Media based upon any appreciation in the value of IDT Entertainment over the five-year period following the closing of the transaction or a shorter period under specified circumstances (“Contingent Value”), equal to 25% of the excess, if any, of the net equity value of IDT Entertainment over $453 million. However, we would have to pay Liberty Media up to $3.5 million if the Contingent Value does not exceed $439 million, which is included in “Other long-term liabilities” in the consolidated balance sheet. We recognized a gain of $205.2 million in fiscal 2007 in connection with the sale. Loss on sale of discontinued operations in fiscal 2008 of $4.9 million included compensation, taxes and the costs of a lawsuit, all of which arose from and were directly related to the operations of IDT Entertainment prior to its disposal.

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

Revenues, (loss) income before income taxes and net (loss) income of IDT Entertainment and Corbina, which are included in discontinued operations, are as follows:

Year ended July 31, (in thousands)	2007	2006
Revenues:
IDT Entertainment	$17,905	$181,376
Corbina	—	43,766
	$17,905	$225,142
(Loss) income before income taxes:
IDT Entertainment	$(6,995)	$(39,337)
Corbina	—	7,107
	$(6,995)	$(32,230)
Net (loss) income:
IDT Entertainment	$(7,165)	$(41,311)
Corbina	—	5,428
	$(7,165)	$(35,883)

IDT Global Israel

In the fourth quarter of fiscal 2008, we disposed of 80% of the issued and outstanding shares of IDT Global Israel, Ltd., our call center operations in Israel, in a transaction with the Chief Executive Officer of IDT Global Israel for a nominal amount and recorded a loss of $8.8 million. We retained exclusive control over the sale of IDT Global Israel’s building, and once the building is sold, we will receive the net proceeds of the sale after the repayment of the mortgage. At July 31, 2008, the estimated sales price of the building net of costs to sell of $18.2 million was included in “Other current assets” and the mortgage balance of $7.1 million was included in “Other current liabilities”. We agreed to use a certain amount of IDT Global Israel’s call center services for one year after the disposal. The disposal did not meet the criteria to be reported as a discontinued operation; therefore IDT Global Israel’s historical results of operations are included in IDT Capital.

Our results of operations for fiscal 2008, fiscal 2007 and fiscal 2006 included revenues generated by IDT Global Israel’s operations of $5.2 million, $11.4 million and $10.2 million, respectively, and loss from operations of $10.3 million, $4.3 million and $4.7 million, respectively.

Toucan

In the first quarter of fiscal 2007, we completed the sale of our United Kingdom-based consumer phone services business, Toucan, to Pipex Communications plc, in exchange for $38.4 million in cash (including the assumption of intercompany obligations owed to us and our subsidiaries) and 43.2 million Pipex ordinary shares, which were later sold for $7.9 million. Toucan was launched in November 2003 and marketed local, long distance, broadband and wireless communications services in the United Kingdom. Pursuant to the terms of the agreement, Pipex assumed Toucan’s existing customer base and those employees supporting its operations. We provided Toucan with termination, call center and other support services. As a result of these continuing services, the sale did not meet the criteria to be reported as a discontinued operation. Toucan’s historical results of operations are included in our Consumer Phone Services segment. Our results of operations for fiscal 2007 and fiscal 2006 included revenues generated by Toucan’s operations of $16.4 million and $69.1 million, respectively, and loss from operations of $2.6 million and $18.3 million, respectively. In fiscal 2007, we recognized a gain of $44.7 million in connection with the sale.

IDT Telecom

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. IDT Telecom’s revenues represented 81.4% of our total revenues from continuing operations in fiscal 2008, 87.7% in fiscal 2007 and 92.8% in fiscal 2006.

Our Prepaid Products segment markets and sells primarily prepaid and rechargeable calling cards in the United States and abroad and prepaid wireless phone services. We sell prepaid debit and rechargeable calling cards under the “IDT,” “Entrix,” “DSA”, “LA LEYENDA”, “BOSS”, “Playball”, “GOOOL”, “RED”, and “PT-1” brand names, among others, providing telephone access to more than 230 countries and territories. Our calling card business sells prepaid calling cards to distributors at a discount to their face values of different denominations, and records the sales as deferred revenues. These deferred revenues are recognized into revenues when telecommunications services are provided and/or administrative fees are imposed. Calling cards are also sold to national retailers, as well as cards that are specially branded for a specific retail chain of stores (private label). In addition, cards are branded for companies seeking to use them as promotional items. We also offer rechargeable calling cards, marketed primarily to consumers and business customers nationwide. These cards can be automatically recharged using a credit card number provided by the customer at the time of initial card activation.

Our Prepaid Products segment also includes TúYo Mobile, the wireless unit of IDT Telecom that operates as a Mobile Virtual Network Operator.

Our Wholesale Telecommunications Services segment consists of carrying our international traffic and the telecommunication traffic of other telecommunications companies. Wholesale Telecommunications Services also includes our cable telephony services. Within our wholesale carrier services business, our Mobile Operator Services group provides mobile operators with data and voice products, and our VoIP Services group provides carriers with a quick and efficient expansion into the VoIP marketplace. We intend to continue expanding our direct relationships with mobile network providers, reflecting our belief that the trend of voice traffic transitioning from landline to mobile networks will continue.

Our Consumer Phone Services segment provides consumer local and long distance services. We have placed our consumer phone service business in “harvest mode,” wherein we seek to retain existing customers but do not actively market to new customers, and to maximize its profits by optimally managing both the life-cycle of our customer base as well as the costs associated with operating this business.

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

Network costs, which are also called connectivity costs, are fixed for a range of minutes of use, and include customer/carrier interconnect charges and leased fiber circuit charges. Local circuits are generally leased for a 12 to 24 month term, while long haul circuits generally are leased for longer terms. Although these are not purely variable costs, where the cost increases for each additional minute carried on our suppliers’ networks, a general growth in minutes will result in incrementally higher network costs as more circuits are added to interconnect with customers or carriers, and more circuits are leased to expand the size of our network. We continue to migrate portions of our network from time-division multiplexing (TDM) to VoIP, which results in the need for fewer circuits.

Toll-free costs are variable costs paid to providers of toll-free services. On a per-minute basis, these costs decreased 5.7% to $0.00746 in fiscal 2008 from $0.00791 in fiscal 2007, and increased 9.0% in fiscal 2007 from $0.00726 in fiscal 2006. The decrease in fiscal 2008 was a result of increased competition in the marketplace. The increase in fiscal 2007 reflected minimal industry-wide increases in rates from toll-free services suppliers.

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

Selling expenses in IDT Telecom consist primarily of sales commissions paid to internal salespersons and independent agents, and advertising costs, which are the primary costs associated with the acquisition of customers. General and administrative expenses include salaries, benefits, professional fees, rent and other administrative costs.

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

Telecom Competition

In our IDT Telecom businesses, our competitors continue to aggressively price their services. In addition, we discovered that many of our major competitors were significantly overstating the number of minutes to be delivered by their calling cards, and accordingly, on March 8, 2007, we filed a civil anti-fraud action in the federal district court in Newark, New Jersey, claiming that these competitors have been misleading calling card customers, and as a result, negatively impacting our market share resulting in a reduction in our gross revenues and profits. On July 22, 2008, we filed a deceptive practices and false advertising complaint in New York, New York, claiming that certain entities conspired together to deceive and/or mislead consumers who use prepaid calling cards. We also believe that there may have been a gradual shift in demand industry-wide away from calling cards and into wireless products, which among other things may have further eroded pricing power. The continued growth of the use of wireless services, largely due to lower pricing of such services, has adversely affected the sales of our prepaid calling cards as customers migrate from using prepaid calling cards to wireless services. We expect pricing of wireless services to continue to decrease, resulting in increased substitution of prepaid calling cards by wireless services and increased pricing pressure on our prepaid calling cards. In our wholesale markets as well, we have generally had to pass along portions of our per-minute cost savings to our customers in the form of lower prices. These trends have impacted our telecom businesses, and as a result, we have generally experienced declines in both our revenues and overall per-minute price realizations. At times, though, we have chosen to raise prices, particularly within our calling card business, in an effort to increase per-minute price realizations, which generally results in a negative impact on minute volumes, thereby reducing revenues. Minutes-of-use in our global calling card business declined each quarter beginning in the third quarter of fiscal 2006, from 4.23 billion in the second quarter of fiscal 2006 to 2.04 billion in the third quarter of fiscal 2008, although minutes-of-use increased slightly to 2.05 billion in the fourth quarter of fiscal 2008. We continue to adjust our prices on selected calling cards in order to maintain a balance between per-minute price realizations and level of revenues. We have seen a leveling-off of our calling card revenues in the fourth quarter of fiscal 2008 compared to the third quarter of fiscal 2008. We cannot predict whether we will experience further declines in our calling card business. However, we do not expect any such further declines to be as steep as those experienced in the past two fiscal years.

We believe that recent immigration trends in the United States may be decreasing our potential customer base. We believe that the recent focus by federal, state and local governments on illegal immigration, particularly from Mexico and other Latin American countries has decreased the amount of such immigrants—both legal and illegal—that come to the United States each year. Since these immigrants are a target customer base for our prepaid calling card business, their absence has adversely affected our revenues and profitability in that business. If these immigration trends continue or accelerate, our calling card revenues and profitability will continue to be adversely affected.

The contract for one of our largest private label calling card customers is set to expire in October 2008. While we are confident that the customer will renew its contract with us, there can be no assurances that the contract will be renewed or that the contract will be renewed on terms and conditions that are favorable to us.

IDT Energy

Through our retail energy business, we operate an Energy Service Company, or ESCO, that resells both natural gas and electricity to customers throughout seven utility markets in New York State, including those currently served by Con Edison, Orange and Rockland, Central Hudson, National Fuel, National Grid, Keyspan, and Rochester Gas and Electric. IDT Energy’s revenues represented 13.3% of our total revenues from continuing operations in fiscal 2008, 9.5% in fiscal 2007 and 5.1% in fiscal 2006.

We sell electricity and natural gas at contracted prices based on the real-time demand or usage of our customers. Direct costs for our retail energy business consist primarily of gas and electric we purchase for resale. We do not own electrical power generation, transmission, or distribution facilities, or natural gas production, pipeline or distribution facilities. We purchase gas through wholesale suppliers and various utility companies. We buy electric capacity, energy and ancillary services through the wholesale markets administrated by the New York Independent System Operator, Inc., or NYISO. The NYISO performs real-time load balancing for each of the electrical power grids in which we operate. Similarly, load balancing is performed by the utilities or Local Distribution Companies, or LDCs, for each of the natural gas markets in which we operate. Load balancing ensures that the amount of electricity and natural gas we purchase is equal to the amount necessary to service our customers’ demands at any specific point in time. We are charged or credited by the NYISO for balancing the electricity and natural gas purchased and sold for our account. We manage the differences between the actual electricity and natural gas demands of our customers and our bulk or block purchases by buying and selling any shortfall or excess in the spot market, and through monthly cash settlements and/or adjustments to future deliveries in accordance with the load balancing performed by utilities, LDCs and the NYISO. Also included in direct energy costs are scheduling costs, ISO fees, pipeline costs and utility service charges.

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

Concentration of Customers

Our most significant customers consist of either distributors of IDT Telecom’s calling cards or long distance carriers to whom IDT Telecom provides wholesale telecommunications services. While they may vary from quarter to quarter, our five largest customers collectively accounted for 7.1%, 8.6% and 10.6% of total consolidated revenues from continuing operations in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. This concentration of revenues increases our risk associated with nonpayment by those customers. Thus, in an effort to reduce our risk, we perform ongoing credit evaluations of our significant retail telecom and wholesale carrier customers, and in some cases, do not offer credit terms to customers, choosing instead to demand prepayment. Historically, when we have issued credit, we have not required collateral to support trade accounts receivable from our customers. However, when necessary, IDT Telecom has imposed stricter credit restrictions on them. In some cases, this has resulted in IDT Telecom sharply curtailing, or ceasing completely, sales to certain customers. IDT Telecom also attempts to mitigate its financial exposure with many wholesale carriers by offsetting trade accounts receivable from these wholesale customers with trade accounts payable due to them for purchases of telecommunications services (including both termination and connectivity). In this way, IDT Telecom can continue to sell services to these wholesale customers, and reduce its risk position, through the offset of receivables and payables.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Management continually evaluates its estimates and judgments, including those related to allowance for doubtful accounts, goodwill, valuation of long-lived and intangible assets, income and other taxes and regulatory agency fees, contingent liabilities and revenue recognition for our purchased debt portfolios. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that of our significant accounting policies, the following may involve a higher degree of judgment (see Note 1 to the Consolidated Financial Statements below in this Annual Report for a complete discussion of our significant accounting policies).

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

Goodwill and Intangible Assets with Indefinite Useful Lives

In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment tests, performed at least annually. Other intangible assets with definite lives are amortized over their estimated useful lives.

The annual goodwill impairment assessment involves estimating the fair value of the reporting unit and comparing it to its carrying amount (which is known as Step 1). If the carrying value of the reporting unit exceeds its estimated fair value, additional steps are followed to determine if an impairment of goodwill is required. We estimate the fair value of our reporting units by applying discounted cash flow methodologies, as well as considering third party market value indicators. Calculating the fair value of the reporting units requires significant estimates and assumptions by management. Should our estimates and assumptions regarding the fair value of our reporting units prove to be incorrect, we may be required to record additional impairments to our goodwill in future periods and such impairments could be material.

Valuation of Long-Lived Assets including Intangible Assets with Finite Useful Lives

We assess the recoverability of our long-lived assets including identifiable intangible assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of any such asset may not be recoverable. Such events or changes in circumstances include:

•	significant actual underperformance relative to expected performance or projected future operating results;
•	significant changes in the manner or use of the asset or the strategy of our overall business;
•	significant adverse changes in the business climate in which we operate; and
•	loss of a significant contract.

If we determine that the carrying value of certain long-lived assets may not be recoverable and may exceed its fair value based upon the existence of one or more of the above indicators, we will test for impairment based on the projected undiscounted cash flows to be derived from such asset. If the projected undiscounted future cash flows are less than the carrying value of the asset, we will record an impairment loss based on the difference between the estimated fair value and the carrying value of the asset. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from the asset using an appropriate discount rate. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should our estimates and assumptions prove to be incorrect, we may be required to record impairments in future periods and such impairments could be material.

Income and Other Taxes and Regulatory Agency Fees

Our current and deferred income taxes, and associated valuation allowances as well as certain other tax and telecom regulatory agency fee accruals, are impacted by events and transactions arising in the normal course of business as well as in connection with special and nonrecurring items. Assessment of the appropriate amount and classification of income and other taxes and certain regulatory agency fees is dependent on several factors, including estimates of the timing and realization of deferred income tax assets, the results of Internal Revenue Service (IRS) tax audits of the Company’s Federal tax returns, other tax-related audits, changes in tax laws, as well as unanticipated future actions impacting related accruals of regulatory agency fees. As a result, the actual tax and/or regulatory fee payments may materially differ from these estimates.

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

Revenue Recognition for Purchased Debt Portfolios

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

RECENTLY ISSUED ACCOUNTING STANDARDS AND STANDARDS NOT YET ADOPTED

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No.157. This FSP delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). We are required to adopt SFAS 157 effective August 1, 2008, except for the items within the scope of FSP 157-2, for which we are required to adopt SFAS 157 effective August 1, 2009. The impact of partially adopting SFAS 157 effective August 1, 2008 is not expected to be material to our financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS 141(R) establishes principles and requirements for how the acquirer: (a) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of the assets acquired and liabilities assumed in the transaction at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; the immediate expense recognition of transaction costs; changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense; and restructuring plans will be accounted for separately from the business combination, among other things. We are required to apply SFAS 141(R) to business combinations with an acquisition date on or after August 1, 2009. SFAS 141(R) fundamentally changes many aspects of existing accounting requirements for business combinations. As such, if we enter into any business combinations after the adoption of SFAS 141(R), a transaction may significantly impact our financial position and results of operations, but not our cash flows, when compared to acquisitions accounted for under current U.S. GAAP.

In December 2007, the FASB issued SFAS No.160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Also, SFAS 160 requires consolidated net income (loss) to include the amounts attributable to both the parent and the noncontrolling interest, and it requires disclosure of the amounts of net income (loss) attributable to the parent and to the noncontrolling interest. Finally, SFAS 160 requires increases and decreases in the noncontrolling ownership interest amount to be accounted for as equity transactions, and the gain or loss on the deconsolidation of a subsidiary will be measured using the fair value of any noncontrolling equity investment rather than the carrying amount of the retained investment. We are required to adopt SFAS 160 on August 1, 2009. Upon the adoption of SFAS 160, we will change the classification and presentation of noncontrolling interest in our financial statements, which we currently refer to as minority interests. We are still evaluating the impact that SFAS 160 will have on our consolidated financial statements, but we do not expect it to have a material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS 161 is intended to enhance the current disclosure framework of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires enhanced disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. We are required to adopt SFAS 161 on February 1, 2009. We are currently evaluating the impact of SFAS 161 on the disclosures in our consolidated financial statements.

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

RESULTS OF OPERATIONS

The following table sets forth the percentages from continuing operations of our total revenues for the relevant period represented by certain items in our statements of operations:

Year ended July 31,	2008	2007	2006
REVENUES:
IDT Telecom	81.4%	87.7%	92.8%
IDT Energy	13.3	9.5	5.1
IDT Carmel	2.4	0.3	—
IDT Capital	2.9	2.5	2.1
TOTAL REVENUES	100.0	100.0	100.0
COSTS AND EXPENSES:
Direct cost of revenues (exclusive of depreciation and amortization)	78.2	80.2	79.9
Selling, general and administrative	23.7	24.0	23.6
Depreciation and amortization	3.7	4.0	3.9
Bad debt	2.4	0.6	0.8
Research and development	0.6	0.3	0.6
Restructuring and impairment charges	3.6	1.7	1.1
TOTAL COSTS AND EXPENSES	112.2	110.8	109.9
Arbitration award income	2.1	—	—
(Loss) gain on sale/disposal of businesses	(0.5)	2.2	—
LOSS FROM OPERATIONS	(10.6)	(8.6)	(9.9)
Interest income, net	0.3	0.9	0.4
Other (expense) income, net	(0.9)	1.4	0.3
LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS AND INCOME TAXES	(11.2)%	(6.3)%	(9.2)%

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Consolidated

(in millions)				2008 change from 2007		2007 change from 2006
Year ended July 31,	2008	2007	2006	$	%	$	%
Revenues
IDT Telecom	$1,528.5	$1,765.7	$2,066.4	$(237.2)	(13.4)%	$(300.7)	(14.6)%
IDT Energy	248.9	190.8	112.8	58.1	30.5	78.0	69.1
IDT Carmel	45.6	5.4	0.4	40.2	740.0	5.0	nm
IDT Capital	55.0	50.8	46.8	4.2	8.1	4.0	8.7
Total revenues	$1,878.0	$2,012.7	$2,226.4	$(134.7)	(6.7)%	$(213.7)	(9.6)%

nm—not meaningful

Revenues.  The decrease in consolidated revenues in fiscal 2008 and fiscal 2007 was due to declines in IDT Telecom revenues, partially offset by increases in IDT Energy and IDT Carmel revenues. The decrease in IDT Telecom revenues in fiscal 2008 and fiscal 2007 resulted primarily from lower calling card sales in both the United States and in Europe, the decline in consumer phone services revenues in the United States, and the sale of our United Kingdom-based consumer phone services business which was consummated in the first quarter of fiscal 2007, partially offset by increases in Wholesale Telecommunications Services revenues from external customers. IDT Telecom minutes of use (excluding minutes related to our consumer phone services business, as the portion of such minute traffic carried in our network is insignificant) declined 1.1% in fiscal 2008 and 7.4% in fiscal 2007 from 25.243 billion in fiscal 2006 and 23.380 billion in fiscal 2007 to 23.133 billion in fiscal 2008.

The increase in IDT Energy revenues in fiscal 2008 and fiscal 2007 was the result of increases in revenue from the sales of both electricity and natural gas driven by the significant growth in the customer base of IDT Energy, as well as increases in average electricity rates in both fiscal 2008 and fiscal 2007, and an increase in average natural gas rates in fiscal 2008. The increase in IDT Carmel revenues in fiscal 2008 was primarily because IDT Carmel began using the effective yield method to recognize revenues effective August 1, 2007. Under the effective yield method, revenue is recognized on a level-yield basis over the expected life of the pool of portfolios. In fiscal 2007 and fiscal 2006, IDT Carmel used the cost recovery method to recognize revenues. Under the cost recovery method, no revenue is recognized until the cost of the portfolio is completely recovered or sold. IDT Carmel’s operations commenced in the second quarter of fiscal 2006, but they substantially increased in fiscal 2007 compared to fiscal 2006.

(in millions)				2008 change from 2007		2007 change from 2006
Year ended July 31,	2008	2007	2006	$	%	$	%
Costs and expenses
Direct cost of revenues	$1,468.8	$1,615.0	$1,780.0	$(146.2)	(9.1)%	$(165.0)	(9.3)%
Selling, general and administrative	446.0	483.6	525.9	(37.6)	(7.8)	(42.3)	(8.1)
Depreciation and amortization	68.7	80.0	87.4	(11.3)	(14.1)	(7.4)	(8.5)
Bad debt	45.5	12.9	18.5	32.6	251.6	(5.6)	(30.1)
Research and development	11.6	5.2	11.8	6.4	121.1	(6.6)	(55.7)
Restructuring and impairment charges	66.2	33.4	23.6	32.8	98.1	9.8	41.3
Total costs and expenses	$2,106.8	$2,230.1	$2,447.2	$(123.3)	(5.5)%	$(217.1)	(8.9)%

Direct Cost of Revenues.  The decrease in direct cost of revenues in fiscal 2008 and fiscal 2007 was due primarily to the decline in IDT Telecom’s direct cost of revenues, partially offset by increases in IDT Energy and IDT Carmel’s direct cost of revenues. The decrease in direct cost of revenues in IDT Telecom in fiscal 2008 reflects the decline in IDT Telecom’s revenues, continued reductions in connectivity costs and the reversal of accrued regulatory fees of $16.7 million as a result of the completion of an audit of our U.S. calling card business by the Universal Service Administration Corporation (USAC) for calendar years 2005 and 2006. The decrease in direct cost of revenues in IDT Telecom in fiscal 2007 reflects a $57.0 million regulatory fee accrual recorded in fiscal 2006 as a result of an USAC audit of our U.S. calling card business for calendar years 2000 through 2004. The increase in IDT Energy’s direct cost of revenues in fiscal 2008 and fiscal 2007 was due to increases in electricity and natural gas consumption and, in fiscal 2008, increases in the average unit costs. The increase in IDT Carmel’s direct cost of revenues in fiscal 2008 and fiscal 2007 was primarily a result of the growth in collection activity at IDT Carmel beginning in the second half of fiscal 2007 and continuing into fiscal 2008. Overall gross margin increased from 19.8% in fiscal 2007 to 21.8% in fiscal 2008 due to increases in gross margins in IDT Telecom and IDT Carmel, partially offset by lower gross margins in IDT Energy and IDT Capital. Overall gross margin decreased from 20.1% in fiscal 2006 to 19.8% in fiscal 2007 primarily due to a decrease in IDT Telecom’s gross margin, partially offset by an increase in IDT Energy’s gross margin.

Selling, General and Administrative.  The decrease in selling, general and administrative expenses in fiscal 2008 compared to fiscal 2007 was due to reductions in the selling, general and administrative expenses of IDT Telecom and corporate, offset by increases in the selling, general and administrative expenses of IDT Capital and IDT Energy. The reductions in IDT Telecom’s selling, general and administrative expenses in fiscal 2008 compared to fiscal 2007 were primarily the result of an accrual of $24.0 million that we recorded in the fourth quarter of fiscal 2007 related to the previously announced settlement of litigation with Aerotel, as well as reductions in compensation costs, sales and marketing expenses, consulting fees and facilities costs, plus a $3.1 million reversal of a previously recorded legal settlement liability that expired in the fourth quarter of fiscal 2008 related to our U.S. calling card business, and a $7.8 million decrease as a result of the sale of our U.K.-based Toucan consumer phone services business in the first quarter of fiscal 2007, partially offset by an additional $6.0 million accrual for the Aerotel matter related to our Prepaid Products segment. Corporate general and administrative expenses decreased in fiscal 2008 primarily due to decreases in payroll and related expenses and stock-based compensation, partially offset by increases in charitable contributions and legal fees on litigation matters where we are the plaintiff. IDT Capital’s selling, general and administrative expenses increased in fiscal 2008 primarily due to increases in the selling, general and administrative expenses of IDT Internet Mobile Group and an increase in legal fees to defend certain of our patents. IDT Energy’s selling, general and administrative expenses increased in fiscal 2008 due primarily to increases in compensation expense, billing related fees and customer acquisition costs. As a percentage of total revenues, selling, general and administrative expenses decreased from 24.0% in fiscal 2007 to 23.7% in fiscal 2008 as selling, general and administrative expenses decreased at a faster rate than total revenues.

The decrease in selling, general and administrative expenses in fiscal 2007 compared to fiscal 2006 was due primarily to the sale of our U.K.-based consumer phone services business, cost savings resulting from the integration of Net2Phone within IDT Telecom, lower compensation and other expenses as a result of the cost savings program we initiated in the third quarter of fiscal 2006, lower stock-based compensation, and IDT Spectrum’s $10.0 million settlement reached with Lucent Technologies, Inc. that was recorded in the second quarter of fiscal 2006. This overall decrease was partially offset by an accrual of $24.0 million recorded in IDT Telecom in the fourth quarter of fiscal 2007 related to the Aerotel settlement and an increase in IDT Energy in fiscal 2007 compared to fiscal 2006 primarily due to the growth of our retail energy operations. As a percentage of total revenues, selling, general and administrative expenses increased from 23.6% in fiscal 2006 to 24.0% in fiscal 2007 as total revenues decreased at a faster rate than selling, general and administrative expenses.

Stock-based compensation expense included in selling, general and administrative expenses, primarily relating to the vesting of restricted stock and option grants, was $4.4 million in fiscal 2008, $7.7 million in fiscal 2007 and $21.5 million in fiscal 2006. Stock-based compensation expense was reduced in fiscal 2008 primarily due to the departure of certain executives during the year and a reduction in restricted stock and options granted in fiscal 2008 compared to fiscal 2007. In fiscal 2007, options to purchase an aggregate of 2.2 million shares of our Class B common stock were granted to certain of our executives and senior managers. These options were granted as a result of a reevaluation of our compensation policy to replace a portion of current cash compensation with stock options. Stock-based compensation expense in fiscal 2006 included $7.8 million recorded by Net2Phone due to modifications to its stock options and restricted stock in connection with the IDT merger.

Bad Debt.  The increase in bad debt expense in fiscal 2008 compared to fiscal 2007 was due primarily to an increase in IDT Carmel’s bad debt expense. In fiscal 2008, IDT Carmel recorded bad debt expense of $31.7 million which reflected in part the particularly challenging collection environment as a result of factors in the U.S. economy that IDT Carmel cannot control, which are likely to impact consumers’ willingness and ability to repay their debts to IDT Carmel. The decrease in bad debt expense in fiscal 2007 compared to fiscal 2006 was due primarily to a decrease in IDT Telecom’s bad debt expense. IDT Telecom’s bad debt expense decreased in fiscal 2007 compared to fiscal 2006 as a result of decreases in Wholesale Telecommunications Services and Consumer Phone Services bad debt expense, partially offset by an increase in Prepaid Products bad debt expense. In fiscal 2007 compared to fiscal 2006, the increase in Prepaid Products bad debt expense and the decrease in Wholesale Telecommunications Services bad debt expense were primarily due to an evaluation of the outstanding receivables from each of our European customers that resulted in adjustments to our provisions. The decrease in Consumer Phone Services bad debt expense in fiscal 2007 compared to fiscal 2006 was due to lower revenues in the U.S. and the sale of our U.K.-based consumer phone services business, which was consummated in the first quarter of fiscal 2007.

Research and Development.  Research and development expenses in fiscal 2008 include costs of $6.9 million related to Alternative Energy and $4.7 million related to Fabrix T.V., Ltd., our majority-owned Israeli company developing a video content delivery and storage platform. Research and development expenses include costs of $0.3 million in fiscal 2007 related to Fabrix T.V., Ltd. and $4.9 million and $11.8 million in fiscal 2007 and fiscal 2006, respectively, incurred by our Wholesale Telecommunications Services segment for the internal development of new software products and for substantial enhancements to existing software products to be sold. Wholesale Telecommunications Services substantially reduced its research and development activities by the end of fiscal 2007. As of April 10, 2008, our wholly owned subsidiary, AMSO, acquired a 75% equity interest in AMSO LLC in exchange for cash of $2.5 million and certain commitments for future funding of AMSO LLC’s operations. As of April 22, 2008, we acquired an additional 14.9437% equity interest in AMSO LLC in exchange for cash of $3.0 million. AMSO LLC is one of three holders of 10-year leases granted by the U.S. Bureau of Land Management to research, develop and demonstrate in-situ technologies for potential commercial shale oil production in western Colorado. Once AMSO LLC demonstrates the economic and environmental viability of its technology, it will have the opportunity to expand its lease to 5,120 acres for commercial development. We accounted for the acquisition of AMSO LLC under the purchase method of accounting, and accordingly, the net assets and results of operations of the acquired business were included in the consolidated financial statements from the date of acquisition. We charged an aggregate of $5.5 million to research and development expense at the acquisition date, which included the amounts assigned to AMSO LLC’s tangible and intangible assets to be used in its research and development project that have no alternative future use. Alternative Energy incurred research and development expense of $1.4 million in fiscal 2008.

Restructuring and Impairment Charges.  In the third quarter of fiscal 2006, we initiated a company-wide cost savings program to better align our infrastructure to our current business needs. As of July 31, 2008, we have terminated approximately 1,200 employees. These terminations resulted in approximately $36.0 million, $25.0 million and $20.0 million in severance costs in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Restructuring and impairment charges in fiscal 2008 also included impairment charges of $3.5 million in IDT Capital related to WMET’s fixed assets, $23.7 million in IDT Telecom related to goodwill and $1.6 million in IDT Carmel related to goodwill. Restructuring and impairment charges in fiscal 2007 also included impairment charges of $7.4 million relating to Ethnic Grocery Brands trademarks and goodwill. Restructuring and impairment charges in fiscal 2006 included IDT Spectrum real estate network reduction and impairment charges of $3.8 million. In April 2008, IDT Telecom entered into retention agreements with several executive employees. These employees are eligible to receive aggregate severance compensation of $5.7 million upon termination of their employment under certain circumstances. Certain of these employees agreed to continue their employment until at least July 31, 2008 or September 30, 2008. IDT Telecom is recording this compensation as an expense ratably over the respective service periods.

The following tables summarize the changes in the reserve balances related to our restructuring activities (substantially all of which relates to workforce reductions):

(in thousands)	Balance at July 31, 2007	Charged to expense	Payments	Non-cash charges and other	Balance at July 31, 2008
IDT Telecom	$8,711	$49,195	$(21,964)	$(25,088)	$10,854
IDT Energy	—	97	(97)	—	—
IDT Carmel	—	2,661	(1,040)	(1,621)	—
IDT Capital	834	6,863	(2,612)	(3,846)	1,239
Corporate	8,250	7,371	(8,680)	135	7,076
TOTAL	$17,795	$66,187	$(34,393)	$(30,420)	$19,169

(in thousands)	Balance at July 31, 2006	Charged to expense	Payments	Non-cash charges	Balance at July 31, 2007
IDT Telecom	$8,647	$22,579	$(14,967)	$(7,548)	$8,711
IDT Energy	—	31	(31)	—	—
IDT Capital	4,768	2,653	(5,953)	(634)	834
Corporate	1,629	8,141	(1,520)	—	8,250
TOTAL	$15,044	$33,404	$(22,471)	$(8,182)	$17,795

Arbitration Award Income .  On November 26, 2007, we announced that our Net2Phone Cable Telephony subsidiary, which is included in our Wholesale Telecommunications Services segment, was awarded approximately €23 million, plus interest from November 2005, in an arbitration proceeding against Altice One S.A. and certain of its affiliates. The arbitration proceeding related to Altice’s termination of cable telephony license agreements Net2Phone had entered into in November 2004. We recorded a gain of $40.0 million for this arbitration award, including accrued interest, in the first quarter of fiscal 2008, which is included in income from operations.

(Loss) Gain on Sale/Disposal of Businesses.  Loss on sale/disposal of businesses of $9.6 million in fiscal 2008 includes the loss on the disposal of IDT Global Israel, Ltd. in the fourth quarter of fiscal 2008. We disposed of 80% of the issued and outstanding shares of IDT Global Israel, Ltd., our call center operations in Israel, in a transaction with the Chief Executive Officer of IDT Global Israel for a nominal amount and recorded a loss of $8.8 million.

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

(in millions)				2008 change from 2007		2007 change from 2006
Year ended July 31,	2008	2007	2006	$	%	$	%
Loss from operations	$(198.3)	$(172.8)	$(220.8)	$(25.5)	(14.8)%	$48.0	21.8%
Interest income, net	4.7	18.1	9.4	(13.4)	(73.6)	8.7	91.9
Other (expense) income, net	(17.3)	29.0	7.3	(46.3)	(159.7)	21.7	297.9
Minority interests	1.4	(10.2)	(16.2)	11.6	113.5	6.0	37.1
Provision for income taxes	(9.9)	(3.6)	(2.6)	(6.3)	(175.3)	(1.0)	(39.9)
Loss from continuing operations	(219.4)	(139.5)	(222.9)	(79.9)	(57.4)	83.4	37.4
(Loss) income from discontinued operations	(4.9)	198.1	44.2	(203.0)	(102.5)	153.9	348.3
Net (loss) income	$(224.3)	$58.6	$(178.7)	$(282.9)	(482.7)%	$237.3	132.8%

Interest Income, net.  The decrease in net interest income in fiscal 2008 compared to fiscal 2007 was due primarily to a decrease in interest income as a result of lower interest bearing cash, cash equivalents and marketable securities balances and lower yields on our interest bearing securities, as well as an increase in interest expense due to an increase in our notes payable. Our notes payables increased as a result of our purchase of our headquarters office building in February 2008 which included the assumption of the remainder of the existing mortgage on the building in the amount of $26.9 million. The increase in net interest income in fiscal 2007 compared to fiscal 2006 was due primarily to an increase in interest income as a result of an increase in interest rates on our cash, cash equivalents and marketable securities balances.

Other (Expense) Income.  Other (expense) income consists of the following:

Year ended July 31, (in thousands)	2008	2007	2006
Realized (losses) gains on marketable securities	$(6,592)	$4,919	$793
Other than temporary decline in value of marketable securities	(14,694)	—	—
(Losses) gains on investments	(6,043)	23,983	(2,981)
Foreign currency transaction gains (losses)	5,658	(882)	1,824
Gain on sale of building	4,130	—	—
Other	232	960	7,648
Total other (expense) income, net	$(17,309)	$28,980	$7,284

In fiscal 2008, other expense included other than temporary decline in value of marketable securities of $7.5 million related to certain equity securities and $7.2 million related to auction rate notes. In fiscal 2007, other income included $23.9 million relating to income from certain pooled investment vehicles including hedge funds. In fiscal 2006, other income consisted primarily of a $7.9 million gain from the buyout payment relating to Altice’s early termination of cable telephony license agreements with Net2Phone.

Minority Interests.  Minority interests arise mostly from the 49% minority owners of Union Telecard Alliance, or UTA, our calling card distributor in the United States, and in fiscal 2008, from the 46.67% minority owners of IDW. In fiscal 2006, minority interests also arose from our average equity ownership of Net2Phone. We ceased recording minority interest in the net loss of Net2Phone in the third quarter of fiscal 2006. The decrease in minority interest expense in fiscal 2008 and fiscal 2007 was primarily due to decreases in the net income of UTA in fiscal 2008 and fiscal 2007.

Income Taxes.  Income tax expense increased in fiscal 2008 compared to fiscal 2007 due primarily to increases in our federal and foreign income tax expense, partially offset by a decrease in state and local income tax expense. Our foreign income tax expense results from income generated by our foreign subsidiaries that cannot be offset against losses generated in the United States. Effective August 1, 2007, we adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Federal income tax expense includes interest of $7.0 million recorded in fiscal 2008 in accordance with FIN 48. In fiscal 2006, the IRS commenced an audit of our federal tax returns for fiscal years 2001, 2002, 2003 and 2004. We previously established reserves of approximately $132 million representing our best estimate of additional amounts of taxes and interest that we could be required to pay. On June 19, 2008, after discussions with the IRS, we received notices of Income Tax Examination Changes from the IRS claiming that, for fiscal years 2001, 2002, 2003 and 2004; we owed approximately $75 million in taxes for fiscal 2001 and approximately $1 million for adjustments carried forward to fiscal 2005 and 2006. These amounts do not include applicable interest. In August 2008, we signed the notices acknowledging the IRS’ determination and the notices have been countersigned by the IRS. In connection therewith, in July 2008 we paid $10.0 million and in October 2008 we paid $20.0 million of the amount noted. On August 27, 2008, we received a Notice of Tax Due from the IRS setting the interest owed at $39.5 million. We have entered into discussions with the IRS regarding the timing of payment. We also applied a tax refund of $2.2 million against the amount due. The IRS has informed us that it intends to commence an audit of our federal tax returns for fiscal years 2005, 2006 and 2007 in the near future.

IDT Telecom—Prepaid Products, Consumer Phone Services and Wholesale Telecommunications Services Segments

IDT Telecom operates as three business segments: Prepaid Products, Consumer Phone Services and Wholesale Telecommunications Services. In the first quarter of fiscal 2008, Wholesale Telecommunications Services began charging for the telecommunications services it provides to other segments. Wholesale Telecommunications Services provides services primarily to Prepaid Products and to external customers. IDT Telecom management at the time believed that this change better reflected the results of operations of both Wholesale Telecommunications Services as a carrier services provider and Prepaid Products as a provider of calling cards and other prepaid products. In fiscal 2008, Wholesale Telecommunications Services charged its affiliates at a rate of cost plus an agreed mark-up for its services. Also in fiscal 2008, the costs of connectivity and operating the network assets, which historically were allocated to the Prepaid Products and Wholesale Telecommunications Services segments, were allocated primarily to the Wholesale Telecommunications Services segment. In addition, in the first quarter of fiscal 2008, Ethnic Grocery Brands and certain other businesses that were included in IDT Capital were transferred to IDT Telecom’s Prepaid Products segment. To the extent possible, comparative historical results have been reclassified and restated as if the fiscal 2008 business segment structure existed in all periods presented, although these results may not be indicative of the results which would have been achieved had the business segment structure been in effect during those periods. IDT Telecom’s senior management changed in the second half of fiscal 2008. As a result of the management change, in fiscal 2009 Wholesale Telecommunications Services ceased charging for the telecommunications services it provides to other segments.

(in millions, except revenue per minute)				2008 change from 2007		2007 change from 2006
Year ended July 31,	2008	2007	2006	$	%	$	%
Revenues
Prepaid Products	$778.4	$971.8	$1,206.6	$(193.4)	(19.9)%	$(234.8)	(19.5)%
Consumer Phone Services	88.0	148.8	262.1	(60.8)	(40.9)	(113.3)	(43.2)
Wholesale Telecommunications Services	1,062.6	1,220.6	1,426.6	(158.0)	(12.9)	(206.0)	(14.4)
Intersegment Eliminations	(400.5)	(575.5)	(828.9)	175.0	30.4	253.4	30.6
Total revenues	$1,528.5	$1,765.7	$2,066.4	$(237.2)	(13.4)%	$(300.7)	(14.6)%
Wholesale Telecommunications Services-revenues from external customers only	$662.1	$645.1	$597.7	$17.0	2.6%	$47.4	7.9%
Minutes-of-use
Prepaid Products	8,647	11,244	16,010	(2,597)	(23.1)%	(4,766)	(29.8)%
Wholesale Telecommunications Services	22,781	22,925	24,553	(144)	(0.6)	(1,628)	(6.6)
Total minutes-of-use	23,133	23,380	25,243	(247)	(1.1)	(1,863)	(7.4)
Wholesale Telecommunications Services-minutes provided to external customers only	14,487	12,136	9,233	2,351	19.4	2,903	31.4
Average revenue per minute
Prepaid Products	$0.0844	$0.0816	$0.0743	$0.0028	3.5%	$0.0073	9.8%
Wholesale Telecommunications Services	0.0466	0.0532	0.0580	(0.0066)	(12.4)	(0.0048)	(8.3)
Total average revenue per minute	0.0602	0.0668	0.0707	(0.0066)	(9.9)	(0.0039)	(5.5)
Wholesale Telecommunications Services-external only	0.0457	0.0532	0.0645	(0.0075)	(14.0)	(0.0113)	(17.5)

Revenues.  We experienced revenue declines in fiscal 2008 and fiscal 2007 in our U.S. and European calling card businesses, and in our U.S. and U.K. consumer phone services businesses. Intersegment eliminations represent the revenues that Wholesale Telecommunications Services records from services provided primarily to Prepaid Products and are excluded from total revenues. As a percentage of IDT Telecom’s overall revenues before intersegment eliminations, Prepaid Products revenues decreased from 41.7% in fiscal 2006 to 41.5% in fiscal 2007 and 40.3% in fiscal 2008, Consumer Phone Services revenues decreased from 9.0% in fiscal 2006 to 6.4% in fiscal 2007 and 4.6% in fiscal 2008 and Wholesale Telecommunications Services revenues increased from 49.3% in fiscal 2006 to 52.1% in fiscal 2007 and 55.1% in fiscal 2008.

Total minutes-of-use declined by 7.4% in fiscal 2007 and 1.1% in fiscal 2008. The total minutes-of-use in our Wholesale Telecommunications Services segment decreased 0.6% in fiscal 2008 and 6.6% in fiscal 2007 as the growth of 19.4% and 31.4% in minutes-of-use by external customers in fiscal 2008 and fiscal 2007, respectively, was more than offset by a decline in minutes-of-use provided to internal customers. The decrease in Prepaid Products minutes-of-use of 23.1% and 29.8% in fiscal 2008 and fiscal 2007, respectively, was primarily attributable to calling cards in the United States and Europe, partially offset by an increase in Asia. Minutes-of-use for calling cards in South America decreased in fiscal 2008 and increased in fiscal 2007. The overall decline in calling card minutes-of-use arose as a result of competitive pressures, and our decision to reduce the discounts on our newly introduced calling cards in fiscal 2008 and to raise rates on many of our calling cards over the second half of fiscal 2006 and into fiscal 2007. In addition, we believe that there may have been a gradual shift in demand industry-wide away from calling cards and into wireless products.

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

The decline in Prepaid Products revenues of 19.9% in fiscal 2008 and 19.5% in fiscal 2007 was primarily driven by lower calling card sales in the United States and Europe, partially offset by slight increases in Asia. Calling card sales in South America decreased in fiscal 2008 and increased in fiscal 2007. Partially offsetting the decline in Prepaid Products revenues in fiscal 2007 was an increase in revenues from TúYo Mobile, the wireless unit of IDT Telecom that operates as a Mobile Virtual Network Operator, or MVNO. Prepaid Products average revenue per minute increased 3.5% in fiscal 2008 due to increases in the average revenue per minute of our other retail products such as rechargeable calling cards, partially offset by a decline in the average revenue per minute in our prepaid calling cards in the United States, Europe and Asia. Prepaid Products average revenue per minute increased 9.8% in fiscal 2007 as a result of selective price increases on our calling cards in the United States and Europe, although we also decreased prices on certain cards in fiscal 2007 in an attempt to balance between our need to regain market share in certain regions while maintaining our desired level of gross margins. We have seen a leveling-off of our calling card revenues in the fourth quarter of fiscal 2008 compared to the third quarter of fiscal 2008. We cannot predict whether we will experience further revenue declines in our calling card business. However, we do not expect any such further declines to be as steep as those experienced in previous quarters.

The decline in Consumer Phone Services revenues of $60.8 million and $113.3 million in fiscal 2008 and fiscal 2007, respectively, was primarily a result of our decision to stop marketing our U.S. consumer phone services following the FCC’s termination of the UNE-P pricing regime in calendar 2005, which resulted in an increased cost structure and inferior economics for this business. The decline in revenues was also the result of price increases that we implemented beginning in the fourth quarter of fiscal 2007, which contributed to the increase in gross margins as well as an increase in customer churn. In addition, the decrease includes reductions in revenues of $16.4 million and $52.7 million in fiscal 2008 and fiscal 2007, respectively, as a result of the sale of our U.K.-based Toucan consumer phone services business, which was consummated in the first quarter of fiscal 2007. The customer base for our U.S. bundled, unlimited local and long distance consumer phone services business was approximately 46,300 as of July 31, 2008, 77,900 as of July 31, 2007 and 135,000 as of July 31, 2006. We currently offer local service in the following 11 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island and California. In April and May 2007, we sold our entire bundled, unlimited local and long distance phone services business in Florida and Georgia consisting of approximately 5,400 customers. In addition, the customer base for long distance-only services was 133,300 as of July 31, 2008, 206,900 as of July 31, 2007 and 257,000 as of July 31, 2006.

The decrease in total revenues in our Wholesale Telecommunications Services segment in fiscal 2008 and fiscal 2007 was due to the decline in intersegment revenues from our Prepaid Products segment. This decline was partially offset by an increase in revenues from external customers. Although minutes of use from external customers in our Wholesale Telecommunications Services segment increased 19.4% and 31.4% fiscal 2008 and fiscal 2007, respectively, the increased traffic volumes were offset by lower per-minute price realizations.

The decrease in average revenue per minute from external customers in our Wholesale Telecommunications Services segment in fiscal 2008 and fiscal 2007 was due primarily to continued competition.

(in millions, except cost-per-minute)				2008 change from 2007		2007 change from 2006
Year ended July 31,	2008	2007	2006	$	%	$	%
Direct cost of revenues
Prepaid Products	$622.6	$817.6	$1,046.3	$(195.0)	(23.8)%	$(228.7)	(21.9)%
Consumer Phone Services	41.7	84.3	148.0	(42.6)	(50.5)	(63.7)	(43.0)
Wholesale Telecommunications Services	925.1	1,089.7	1,285.3	(164.6)	(15.1)	(195.6)	(15.2)
Intersegment Elimination	(400.5)	(575.5)	(828.9)	175.0	30.4	253.4	30.6
Total direct cost of revenues	$1,188.9	$1,416.1	$1,650.7	$(227.2)	(16.0)%	$(234.6)	(14.2)%
Average termination cost per minute
Prepaid Products	$0.0694	$0.0715	$0.0644	$(0.0021)	(3.0)%	$0.0071	11.0%
Total Wholesale Telecommunications Services	0.0414	0.0481	0.0526	(0.0067)	(14.0)	(0.0045)	(8.6)
Total average termination cost per minute	$0.0492	$0.0568	$0.0589	$(0.0076)	$(13.3)	$(0.0021)	$(3.6)

Direct Cost of Revenues. The decrease in direct cost of revenues in fiscal 2008 and fiscal 2007 in Prepaid Products was due to the lower minutes-of-use and, in fiscal 2008, lower termination cost per minute. In addition, the decrease in direct cost of revenues in fiscal 2008 was due to the reversal of accrued regulatory fees of $16.7 million as a result of the completion of an audit by the USAC of our U.S. calling card business for calendar years 2005 and 2006. The decrease in direct cost of revenues in fiscal 2007 was also due to a $57.0 million regulatory fee accrual recorded in fiscal 2006 as a result of an audit by the USAC of our U.S. calling card business for calendar years 2000 through 2004.

Direct cost of revenues for Consumer Phone Services decreased in fiscal 2008 and fiscal 2007 due to lower revenues and, in fiscal 2008, the favorable settlement of a long-standing dispute with one of our connectivity suppliers. In addition, the decrease in direct cost of revenues reflected decreases of $11.0 million and $30.5 million in fiscal 2008 and fiscal 2007, respectively, as a result of the sale of our U.K.-based consumer phone services business, which was consummated in the first quarter of fiscal 2007. Direct cost of revenues of Prepaid Products and Consumer Phone Services include charges from Wholesale Telecommunications Services.

Direct cost of revenues for Wholesale Telecommunication Services decreased in fiscal 2008 and fiscal 2007 due to continued reductions in connectivity costs as we continue to reduce excess capacity in our network. In addition, we continue to migrate portions of our network from time-division multiplexing (TDM) to VoIP, which results in the need for fewer circuits.

Our average termination cost per minute represents the average direct cost for minutes purchased by Wholesale Telecommunications Services in order to terminate calls related to our Prepaid Products and Wholesale Carrier businesses. These costs exclude minutes of use related to our Consumer Phone Services business, as its on-network traffic is insignificant.

Year ended July 31,	2008	2007	2006	2008 change from 2007	2007 change from 2006
Gross margin percentage
Prepaid Products	20.0%	15.9%	13.3%	4.1%	2.6%
Consumer Phone Services	52.6	43.3	43.5	9.3	(0.2)
Wholesale Telecommunications Services	12.9	10.7	9.9	2.2	0.8
Total gross margin percentage	22.2%	19.8%	20.1%	2.4%	(0.3)%

Gross Margins.  Gross margins in our Prepaid Products segment increased in fiscal 2008 primarily because of increased gross margins on U.S. calling cards as a result of continued reductions in connectivity costs as described above, and due to the reversal of accrued regulatory fees of $16.7 million as a result of the completion of an audit by the USAC of our U.S. calling card business for calendar years 2005 and 2006. Gross margins in our Prepaid Products segment increased in fiscal 2007 mainly as a result of the $57.0 million regulatory fee accrual included in direct cost of revenues that we recorded in fiscal 2006, partially offset by a decrease in gross margins as a result of continued competitive pressures.

Gross margins in our Consumer Phone Services segment increased in fiscal 2008 primarily as a result of the favorable settlement of a long-standing dispute with one of our connectivity suppliers, which reduced direct cost of revenues, as well as price increases we implemented beginning in the fourth quarter of fiscal 2007, which also resulted in an increase in customer churn and a decrease in revenue in fiscal 2008. Gross margins in our Consumer Phone Services segment were substantially unchanged in fiscal 2007 compared to fiscal 2006.

Gross margins in our Wholesale Telecommunications Services segment increased in fiscal 2008 and fiscal 2007 as a result of reductions in connectivity costs as described above.

(in millions)				2008 change from 2007		2007 change from 2006
Year ended July 31,	2008	2007	2006	$	%	$	%
Selling, general and administrative expenses
Prepaid Products	$173.5	$209.2	$202.0	$(35.7)	(17.1)%	$7.2	3.6%
Consumer Phone Services	19.6	35.5	92.6	(15.9)	(44.8)	(57.1)	(61.6)
Wholesale Telecommunications Services	104.0	103.2	98.0	0.8	0.7	5.2	5.4
Total selling, general and administrative expenses	$297.1	$347.9	$392.6	$(50.8)	(14.6)%	$(44.7)	(11.4)%

Selling, General and Administrative.  The decrease in selling, general and administrative expenses in our Prepaid Products segment in fiscal 2008 was primarily due to an accrual of $24.0 million that we recorded in the fourth quarter of fiscal 2007 related to the previously announced settlement of litigation with Aerotel as well as a $3.1 million reversal of a previously recorded legal settlement liability that expired in the fourth quarter of fiscal 2008 related to our U.S. calling card business, partially offset by an additional $6.0 million accrual for the Aerotel matter. The decrease in fiscal 2008 in our Prepaid Products segment was also due to decreases in compensation costs, sales and marketing expenses and facilities costs, partially offset by increases in printing, postage and shipping expenses. The increase in selling, general and administrative expenses in our Wholesale Telecommunications Services segment in fiscal 2008 was primarily due to the recognition of compensation costs associated with the Altice One arbitration award, which we received in March 2008, partially offset by a decrease in facilities costs. The decrease in selling, general and administrative expenses in our Consumer Phone Services segment in fiscal 2008 and fiscal 2007 was mainly due to the sale of our U.K.-based consumer phone services business in the first quarter of fiscal 2007, which reduced these expenses by $7.8 million and $37.4 million in fiscal 2008 and fiscal 2007, respectively. The overall decrease in selling, general and administrative expenses in fiscal 2007 also included cost savings resulting from the integration of Net2Phone within IDT Telecom, lower compensation costs and lower stock-based compensation, partially offset by an accrual of $24.0 million recorded in the Prepaid Products segment in the fourth quarter of fiscal 2007 related to the Aerotel settlement. As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses decreased from 19.7% in fiscal 2007 to 19.4% in fiscal 2008, and increased from 19.0% in fiscal 2006 to 19.7% in fiscal 2007.

Stock-based compensation expense included in selling, general and administrative expenses, primarily relating to the vesting of restricted stock and option grants, was $1.6 million in fiscal 2008, $3.9 million in fiscal 2007 and $15.6 million in fiscal 2006. Stock-based compensation expense was reduced in fiscal 2008 primarily due to the departure of certain executives during the year and the overall decrease in the use of stock-based compensation. Stock-based compensation expenses in fiscal 2006 included $7.8 million recorded by Net2Phone due to modifications to its stock options and restricted stock in connection with the IDT merger.

(in millions)				2008 change from 2007		2007 change from 2006
Year ended July 31,	2008	2007	2006	$	%	$	%
Bad debt expense
Prepaid Products	$6.2	$9.6	$1.4	$(3.4)	(35.3)%	$8.2	590.6%
Consumer Phone Services	4.1	4.9	15.4	(0.8)	(15.0)	(10.5)	(68.4)
Wholesale Telecommunications Services	1.1	(3.9)	1.0	5.0	128.2	(4.9)	(497.4)
Total bad debt expense	$11.4	$10.6	$17.8	$0.8	8.6%	$(7.2)	(40.7)%

Bad Debt.  The decrease in bad debt expense in fiscal 2008 in our Prepaid Products segment is primarily due to the decrease in Prepaid Products segment revenues. The increase in bad debt expense in fiscal 2007 in our Prepaid Products segment and the changes in our Wholesale Telecommunications Services segment in fiscal 2008 and fiscal 2007 were primarily due to evaluations of the outstanding receivables from each of our European customers that resulted in adjustments to our provisions. The decrease in bad debt expense in fiscal 2008 and fiscal 2007 in our Consumer Phone Services segment was due to lower revenues in the U.S. and the sale of our U.K.-based consumer phone services business, which was consummated in the first quarter of fiscal 2007.

(in millions)				2008 change from 2007		2007 change from 2006
Year ended July 31,	2008	2007	2006	$	%	$	%
Research and development expenses
Prepaid Products	$4.7	$0.3	$—	$4.4	nm	$0.3	nm
Wholesale Telecommunications Services	—	4.9	11.8	(4.9)	(100.0)%	(6.9)	(58.7)%
Total research and development expenses	$4.7	$5.2	$11.8	$(0.5)	(11.4)%	$(6.6)	(55.7)%

nm—not meaningful

Research and Development.  The increase in research and development expenses in our Prepaid Products segment in fiscal 2008 and fiscal 2007 was due to costs related to Fabrix T.V., Ltd., our majority-owned Israeli company developing a video content delivery and storage platform. Research and development expenses in fiscal 2007 and fiscal 2006 in our Wholesale Telecommunications Services segment related to the internal development of new software products and for substantial enhancements to existing software products to be sold. Our Wholesale Telecommunications Services segment substantially reduced its research and development activities by the end of fiscal 2007.

(in millions)				2008 change from 2007		2007 change from 2006
Year ended July 31,	2008	2007	2006	$	%	$	%
Restructuring and impairment charges
Prepaid Products	$32.6	$12.7	$4.9	$19.9	156.6%	$7.8	159.2%
Consumer Phone Services	1.5	1.2	3.3	0.3	32.9	(2.1)	(65.1)
Wholesale Telecommunications Services	15.1	8.7	2.7	6.4	72.7	6.0	225.2
Total restructuring and impairment charges	$49.2	$22.6	$10.9	$26.6	117.9%	$11.7	107.5%

Restructuring and Impairment Charges.  The charges in fiscal 2008 consist primarily of an aggregate of $24.4 million in severance charges related to the company-wide cost savings program initiated towards the end of the third quarter of fiscal 2006 and an aggregate of $23.7 million of goodwill impairment charges. In April 2008, we entered into retention agreements with several executive IDT Telecom employees. These employees are eligible to receive aggregate severance compensation of $5.7 million upon termination of their employment under certain circumstances. Certain of these employees agreed to continue their employment until at least July 31, 2008 or September 30, 2008. IDT Telecom is recording this compensation as an expense ratably over the respective service periods. In fiscal 2008, we recorded goodwill impairment charges of $17.9 million in our Prepaid Products segment and $5.8 million in our Wholesale Telecommunications Services segment as a result of an evaluation of the financial performance and an assessment of the value of certain reporting units within these segments. Restructuring and impairment charges in fiscal 2007 consist primarily of impairment charges of $7.4 million relating to Ethnic Grocery Brands trademarks and goodwill and severance related to the company-wide cost savings program and the integration of Net2Phone in the first quarter of fiscal 2007. Restructuring and impairment charges in fiscal 2006 were primarily severance related charges as a result of the elimination of customer service and certain other positions due to the continued decline in our U.S. Consumer Phone Services subscriber base, the company-wide cost savings program and the Net2Phone integration.

Wholesale Telecommunications Services segment income from operations in fiscal 2008.  On November 26, 2007, we announced that our Net2Phone Cable Telephony subsidiary, which is included in our Wholesale Telecommunications Services segment, was awarded approximately €23 million, plus interest from November 2005, in an arbitration proceeding against Altice One S.A. and certain of its affiliates. The arbitration proceeding related to Altice’s termination of cable telephony license agreements Net2Phone had entered into in November 2004. We recorded a gain of $40.0 million for this arbitration award, including accrued interest, in fiscal 2008, which is included in income from operations.

Consumer Phone Services segment income from operations in fiscal 2007.  In the first quarter of fiscal 2007, we completed the sale of our United Kingdom-based consumer phone services business, Toucan, to Pipex Communications plc, in exchange for $38.4 million in cash (including the assumption of intercompany obligations owed to us and our subsidiaries) and 43.2 million Pipex ordinary shares, which were later sold for $7.9 million. We recorded a gain of $44.7 million in connection with the sale in fiscal 2007, which is included in income from operations.

(in millions)				2008 change from 2007		2007 change from 2006
Year ended July 31,	2008	2007	2006	$	%	$	%
(Loss) income from operations
Prepaid Products	$(86.1)	$(109.0)	$(82.7)	$22.9	20.9%	$(26.3)	(31.8)%
Consumer Phone Services	19.3	65.6	0.5	(46.3)	(70.5)	65.1	nm
Wholesale Telecommunication Services	26.7	(19.8)	(14.2)	46.5	235.0	(5.6)	(38.4)
Total loss from operations	$(40.1)	$(63.2)	$(96.4)	$23.1	36.5%	$33.2	34.5%

nm—not meaningful

IDT Energy Segment

(in millions)				2008 change from 2007		2007 change from 2006
Year ended July 31,	2008	2007	2006	$	%	$	%
Revenues	$248.9	$190.8	$112.8	$58.1	30.5%	$78.0	69.1%
Direct cost of revenues	221.1	164.3	102.7	56.8	34.6	61.6	60.0
Selling, general and administrative	20.9	14.6	8.8	6.3	42.6	5.8	66.3
Depreciation and amortization	0.1	0.1	—	—	—	0.1	47.3
Bad debt	0.7	0.3	0.2	0.4	135.4	0.1	90.6
Restructuring and impairment charges	0.1	0.1	—	—	—	0.1	97.0
Income from operations	$6.0	$11.4	$1.1	$(5.4)	(47.0)%	$10.3	982.5%

Revenues.  IDT Energy’s revenues consisted of electricity sales of $155.6 million in fiscal 2008, $113.1 million in fiscal 2007 and $61.0 million in fiscal 2006, and natural gas sales of $93.3 million in fiscal 2008, $77.7 million in fiscal 2007 and $51.8 million in fiscal 2006. IDT Energy’s revenues are impacted by the weather and the seasons, with natural gas revenues typically increasing in the second and third fiscal quarters due to increased gas heat use, and electricity revenues typically increasing in the fourth and first fiscal quarters due to increased air conditioning use.

We experienced higher electricity revenues in fiscal 2008 and fiscal 2007 primarily as a result of increased electricity consumption by our larger customer base and increases in average electricity rates. We experienced higher natural gas revenues in fiscal 2008 and fiscal 2007 as a result of increased natural gas consumption by our larger customer base and an increase in average natural gas rates in fiscal 2008. In fiscal 2007, our average natural gas rates declined compared to fiscal 2006. As of July 31, 2008, IDT Energy’s customer base consisted of approximately 376,000 meters compared to 300,000 meters as of July 31, 2007 and 200,000 meters as of July 31, 2006. Our average revenue per meter declined for both electricity and natural gas in fiscal 2008 compared to fiscal 2007 due to an increase in lower usage customers in fiscal 2008. In fiscal 2009, we intend to target (1) commercial customers more than residential customers since commercial customers generally exhibit higher usage, and (2) houses and total buildings instead of individual apartments, in an effort to increase our average revenue per meter. We expect revenues to continue to increase in fiscal 2009 compared to fiscal 2008, although the rate of increase is expected to be lower than the increase we experienced in fiscal 2008.

IDT Energy continues to expand its customer base opportunistically in New York with the goal of acquiring profitable customers in low-risk markets; more specifically in regions where receivables are guaranteed under purchase of receivables (POR) programs, billing is handled by the utility, and commodity procurement can be effectuated on a real-time market basis. IDT Energy also regularly monitors other deregulated markets to determine if they are ripe for entry, and will initiate the licensing process in a selected region should deregulated conditions develop favorably.

Direct Cost of Revenues.  IDT Energy purchases natural gas through wholesale suppliers and various utility companies, and electricity through the New York State competitive wholesale market for capacity, energy and ancillary services administrated by the NYISO—New York’s Independent System Operator. IDT Energy’s direct cost of revenues consisted of electricity cost of $136.9 million in fiscal 2008, $94.8 million in fiscal 2007 and $55.5 million in fiscal 2006, and cost of natural gas of $84.2 million in fiscal 2008, $69.5 million in fiscal 2007 and $47.2 million in fiscal 2006. Direct cost of revenues increased due to the increase in electricity and natural gas consumption in fiscal 2008 and fiscal 2007, and increases in the average unit cost of both electricity and natural gas in fiscal 2008. The average unit cost of both electricity and natural gas decreased in fiscal 2007.

Gross margins in IDT Energy decreased in fiscal 2008 and increased in fiscal 2007 from 9.0% in fiscal 2006 to 13.9% in fiscal 2007 and 11.2% in fiscal 2008. Comprising these figures were gross margins on electricity sales of 12.0% in fiscal 2008, 16.2% in fiscal 2007 and 8.9% in fiscal 2006, and gross margins on natural gas sales of 9.7% in fiscal 2008, 10.6% in fiscal 2007 and 9.0% in fiscal 2006. The gross margin declines in fiscal 2008 compared to fiscal 2007 occurred because we did not pass on all of the cost increases to our customers for most of fiscal 2008, which was partially attributable to our desire to increase our market share. IDT Energy plans to continue to target margins per unit that will achieve income from operations, and plans to take advantage of opportunities to maximize the margin per unit as they arise. The improved gross margins in fiscal 2007 compared to fiscal 2006 were primarily a result of managing the direct costs and our taking advantage of unique market opportunities during fiscal 2007.

Selling, General and Administrative.  The increase in selling, general and administrative expenses in fiscal 2008 as compared to fiscal 2007 was due primarily to increases in compensation expense, billing related fees and customer acquisition costs. The increase in selling, general and administrative expenses in fiscal 2007 as compared to fiscal 2006 was due primarily to higher sales commissions to independent agents associated with the increased revenues and an increase in payroll expense. As a percentage of total IDT Energy revenues, selling, general and administrative expenses increased in fiscal 2008 and remained substantially unchanged in fiscal 2007 at 8.4% in fiscal 2008, 7.7% in fiscal 2007 and 7.8% in fiscal 2006. We intend to reduce our customer acquisition costs in fiscal 2009, which combined with our plan to add higher average revenue per meter customers may result in a reduction in total meters in fiscal 2009 compared to our customer base as of July 31, 2008.

IDT Carmel Segment

(in millions)				2008 change from 2007		2007 change from 2006
Year ended July 31,	2008	2007	2006	$	%	$	%
Revenues	$45.6	$5.4	$0.4	$40.2	740.0%	$5.0	nm
Direct cost of revenues	30.0	11.8	0.7	18.2	154.7	11.1	nm
Selling, general and administrative	6.1	4.2	2.0	1.9	45.6	2.2	110.0%
Depreciation and amortization	0.4	0.1	—	0.3	171.6	0.1	nm
Bad debt	31.7	—	—	31.7	nm	—	—
Restructuring and impairment charges	2.7	—	—	2.7	nm	—	—
Loss from operations	$(25.3)	$(10.7)	$(2.3)	$(14.6)	(135.3)%	$(8.4)	(362.5)%

nm—not meaningful

Revenues.  IDT Carmel’s revenues increased in fiscal 2008 compared to fiscal 2007 and fiscal 2006 primarily because IDT Carmel began using the effective yield method to recognize revenues effective August 1, 2007. Under the effective yield method, revenue is recognized on a level-yield basis over the expected life of the pool of portfolios using an internal rate of return based on the expected future collections on the portfolios. IDT Carmel’s operations commenced in the second quarter of fiscal 2006, but they substantially increased in fiscal 2007. In fiscal 2007 and fiscal 2006, IDT Carmel used the cost recovery method to recognize revenues since it was developing the experience necessary to reasonably predict the timing and amount of collections from the individual portfolios purchased. Under the cost recovery method, no revenue is recognized until the cost of the portfolio is completely recovered or sold.

Direct Cost of Revenues.  The increase in IDT Carmel’s direct cost of revenues in fiscal 2008 and fiscal 2007 was primarily a result of the growth in collection activity at IDT Carmel in the second half of fiscal 2007 and into fiscal 2008. IDT Carmel’s operations commenced in the second quarter of fiscal 2006, but they substantially increased in fiscal 2007.

Gross margins in IDT Carmel increased to 34.3% in fiscal 2008 from negative 116.6% in fiscal 2007 and negative 71.5% in fiscal 2006. IDT Carmel’s gross margin increased because of the increase in its revenues as described above.

Selling, General and Administrative.  Selling, general and administrative expenses increased in fiscal 2008 compared to fiscal 2007 primarily due to increases in the number of employees in IDT Carmel’s workforce. Selling, general and administrative expenses increased in fiscal 2007 compared to fiscal 2006 because IDT Carmel’s operations commenced in the second quarter of fiscal 2006, but they substantially increased in fiscal 2007.

Bad Debt.  Bad debt expense in fiscal 2008 of $31.7 million was a result of lower than expected cash collections and decreases in the estimated future cash collections for certain pools of portfolios. This bad debt expense reflected in part the particularly challenging collection environment as a result of factors in the U.S. economy that IDT Carmel cannot control, which are likely to impact consumers’ willingness and ability to repay their debts to IDT Carmel. These factors included, among others: a slowdown in the economy, problems in the credit and housing markets and reductions in consumer spending.

IDT Carmel’s strategy to improve its cash flow include the following: (1) IDT Carmel completed its change in senior management in the fourth quarter of fiscal 2008 which resulted in changes in strategy and reductions in payroll expense, (2) four collection centers were reduced to two in the fourth quarter of fiscal 2008 which resulted in reductions in personnel and facility-related expenses, (3) technology implementations to improve the effectiveness of in-house collectors were completed in the fourth quarter of fiscal 2008, (4) sales of underperforming portfolios are being investigated but none have been sold to date, and (5) implementation of advanced skip tracing and location services to increase collections are in process. There can be no assurance that IDT Carmel’s strategy will result in improvements in IDT Carmel’s cash flow in the future. Also, IDT Carmel cannot predict when the current economic environment will improve and there can be no assurance that such improvement will result in improvements in IDT Carmel’s future cash flows. IDT Carmel did not purchase additional debt portfolios in the second half of fiscal 2008 to wait out the market uncertainty that is currently impacting this industry. IDT Carmel currently anticipates that it will begin purchasing debt portfolios in the first quarter of fiscal 2009.

Restructuring and Impairment Charges.  The charges in fiscal 2008 consist of goodwill impairment of $1.6 million and severance charges of $1.1 million related to the management changes and collection center reductions described above.

IDT Capital

As of April 10, 2008, our wholly owned subsidiary, AMSO, which is included in IDT Capital’s Alternative Energy line of business, acquired a 75% equity interest in AMSO LLC in exchange for cash of $2.5 million and certain commitments for future funding of AMSO LLC’s operations. As of April 22, 2008, we acquired an additional 14.9437% equity interest in AMSO LLC in exchange for cash of $3.0 million. AMSO LLC is one of three holders of 10-year leases granted by the U.S. Bureau of Land Management to research, develop and demonstrate in-situ technologies for potential commercial shale oil production in western Colorado. Once AMSO LLC demonstrates the economic and environmental viability of its technology, it will have the opportunity to expand its lease to 5,120 acres for commercial development.

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

(in millions)				2008 change from 2007		2007 change from 2006
Year ended July 31,	2008	2007	2006	$	%	$	%
Revenues
Local Media	$24.2	$23.1	$19.7	$1.1	4.7%	$3.4	17.4%
Internet Mobile Group	10.7	1.6	—	9.1	561.5	1.6	nm
Alternative Energy	—	—	—	—	—	—	—
All other	20.1	26.1	27.1	(6.0)	(23.0)	(1.0)	(3.6)
Total revenues	$55.0	$50.8	$46.8	$4.2	8.1%	$4.0	8.7%

nm—not meaningful

Revenues.  The increase in IDT Capital’s revenues in fiscal 2008 was primarily due to an increase in IDT Internet Mobile Group’s revenues, and the increase in fiscal 2007 was primarily due to an increase in our Local Media business unit’s revenues, partially offset in both years by a decrease in revenues in the “all other” lines of business. IDT Internet Mobile Group revenues increased in fiscal 2008 and fiscal 2007 primarily as a result of business acquisitions in December 2006 and June 2007. In December 2006, we acquired 90% of Norway-based Zedge.net. In June 2007, we acquired a controlling interest in IDW Publishing. IDT Internet Mobile Group consolidated these acquired businesses for a portion of fiscal 2007 and for all of fiscal 2008. Revenues in the “all other” lines of business decreased in fiscal 2008 primarily due to our decision to stop offering our English as a Second Language and Hispanic insurance businesses at the end of fiscal 2007, and decreased in fiscal 2007 primarily due to a $2.7 million decline in IDT Spectrum revenues.

(in millions)				2008 change from 2007		2007 change from 2006
Year ended July 31,	2008	2007	2006	$	%	$	%
Direct cost of revenues
Local Media	$7.4	$6.7	$5.8	$0.7	9.2%	$0.9	16.5%
Internet Mobile Group	5.8	0.9	—	4.9	532.9	0.9	nm
Alternative Energy	—	—	—	—	—	—	—
All other	15.5	15.3	20.1	0.2	1.6	(4.8)	(23.9)
Total direct cost of revenues	$28.7	$22.9	$25.9	$5.8	25.3%	$(3.0)	(11.3)%

nm—not meaningful

Direct Cost of Revenues.  The increase in direct cost of revenues in fiscal 2008 was primarily due to the increase in the direct cost of revenues of IDT Internet Mobile Group, which reflects the increase in revenues as a result of business acquisitions in December 2006 and June 2007. The decrease in direct cost of revenues in fiscal 2007 was primarily due to the $6.4 million decrease in direct cost of revenues of IDT Spectrum included in the “all other” lines of business as a result of the completion in fiscal 2006 of the May 2004 restructuring plan, which included the exit from IDT Spectrum’s retail telecommunications business.

IDT Capital’s aggregate gross margin decreased in fiscal 2008 and increased in fiscal 2007 to 47.7% in fiscal 2008 from 54.9% in fiscal 2007 and 44.7% in fiscal 2006. The decrease in fiscal 2008 was primarily due to the decline in the gross margin in the “all other” lines of business, which declined due to our decision to stop offering our English as a Second Language and Hispanic insurance businesses at the end of fiscal 2007. The increase in fiscal 2007 was primarily due to the increases in the gross margins of IDT Internet Mobile Group and in the “all other” lines of business.

(in millions)				2008 change from 2007		2007 change from 2006
Year ended July 31,	2008	2007	2006	$	%	$	%
Selling, general and administrative expenses
Local Media	$19.1	$16.8	$14.5	$2.3	13.8%	$2.3	15.6%
Internet Mobile Group	8.8	3.4	—	5.4	161.9	3.4	nm
Alternative Energy	—	—	—	—	—	—	—
All other	28.8	23.3	51.4	5.5	23.5	(28.1)	(54.6)
Total selling, general and administrative expenses	$56.7	$43.5	$65.9	$13.2	30.5%	$(22.4)	(34.1)%

nm—not meaningful

Selling, General and Administrative.  Selling, general and administrative expenses increased in fiscal 2008 compared to fiscal 2007 primarily due to increases in the selling, general and administrative expenses of IDT Internet Mobile Group and the “all other” lines of business. IDT Internet Mobile Group’s business acquisitions in December 2006 and June 2007 account for its increase in selling, general and administrative expenses in fiscal 2008 and fiscal 2007. The “all other” increase was primarily due to an increase in legal fees to defend certain of our patents, offset by decreases in the selling, general and administrative expenses of our English as a Second Language and Hispanic insurance businesses that we decided to stop offering at the end of fiscal 2007. Selling, general and administrative expenses decreased in fiscal 2007 compared to fiscal 2006 primarily due to decreases in the “all other” lines of business. The “all other” decreases were primarily due to a $26.0 million reduction in IDT Spectrum’s selling, general and administrative expenses, partially due to the $10.0 million settlement that IDT Spectrum reached with Lucent and a $2.0 million write-off of IDT Spectrum’s deferred offering costs due to the cancellation of IDT Spectrum’s IPO, both recorded in fiscal 2006. As a percentage of IDT Capital’s aggregate revenues, selling, general and administrative expenses increased in fiscal 2008 and decreased in fiscal 2007 to 103.2% in fiscal 2008 from 85.5% in fiscal 2007 and 140.9% in fiscal 2006.

Research and Development.  Research and development expenses incurred by Alternative Energy were $6.9 million in fiscal 2008. In connection with the acquisition of AMSO LLC, we charged an aggregate of $5.5 million to research and development expense at the acquisition date, which includes the amounts assigned to AMSO LLC’s tangible and intangible assets to be used in its research and development project that have no alternative future use. In addition, Alternative Energy incurred research and development expense of $1.4 million in fiscal 2008. IDT Capital did not incur research and development expenses in fiscal 2006 or fiscal 2007.

Restructuring and Impairment Charges.  Restructuring and impairment charges were $6.9 million in fiscal 2008, $2.7 million in fiscal 2007 and $8.4 million in fiscal 2006. During fiscal 2008, fiscal 2007 and fiscal 2006, we recorded severance and other restructuring charges of $3.2 million, $2.0 million and $4.6 million, respectively, related to the company-wide cost savings program. In fiscal 2008, WMET (which is included in Local Media) recorded an impairment charge of $3.5 million related to certain of its fixed assets. In addition, the May 2004 restructuring plan for IDT Spectrum, which was completed in fiscal 2006, included reductions of workforce, real estate network and network connectivity, as well as the impairment of assets to their estimated net recoverable value. In fiscal 2006, IDT Spectrum recorded real estate network reduction and impairment charges of $3.8 million.

Loss on Sale/Disposal of Businesses.  IDT Capital’s loss from operations in fiscal 2008 includes loss on sale/disposal of businesses of $9.6 million. In the fourth quarter of fiscal 2008, we disposed of 80% of the issued and outstanding shares of IDT Global Israel, Ltd., our call center operations in Israel, in a transaction with the Chief Executive Officer of IDT Global Israel for a nominal amount and recorded a loss of $8.8 million.

(in millions)				2008 change from 2007		2007 change from 2006
Year ended July 31,	2008	2007	2006	$	%	$	%
Loss from operations
Local Media	$(8.0)	$(2.2)	$(2.5)	$(5.8)	(258.2)%	$0.3	8.8%
Internet Mobile Group	(5.5)	(3.0)	—	(2.5)	(84.4)	(3.0)	nm
Alternative Energy	(6.9)	—	—	(6.9)	nm	—	—
All other	(43.4)	(21.3)	(57.3)	(22.1)	(102.6)	36.0	62.7
Total loss from operations	$(63.8)	$(26.5)	$(59.8)	$(37.3)	(140.0)%	$33.3	55.6%

nm—not meaningful

Corporate

(in millions)				2008 change from 2007		2007 change from 2006
Year ended July 31,	2008	2007	2006	$	%	$	%
General and administrative expenses	$65.2	$73.2	$56.5	$(8.0)	(10.9)%	$16.7	29.5%
Depreciation and amortization	2.7	2.3	2.5	0.4	16.9	(0.2)	(6.1)
Restructuring charges	7.4	8.1	4.3	(0.7)	(9.5)	3.8	88.2
Loss from operations	$75.3	$83.6	$63.3	$(8.3)	(10.0)%	$20.3	32.2%

Corporate costs include certain services, such as corporate compensation, consulting fees, treasury, tax and accounting services, corporate governance including Board of Directors’ fees, internal and external audit, public and investor relations, corporate insurance, corporate legal, and business development, and other corporate-related general and administrative expenses, including, among others, facilities costs, charitable contributions and travel and entertainment, as well as depreciation expense on corporate assets. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

General and Administrative.  Corporate general and administrative expenses decreased in fiscal 2008 primarily due to decreases in payroll and related expenses and stock-based compensation, partially offset by increases in charitable contributions and legal fees on litigation matters where we are the plaintiff. In addition, we received tax credits from the New Jersey State Business Employment Incentive Program of $2.3 million and $3.6 million in fiscal 2008 and fiscal 2007, respectively that reduced corporate general and administrative expenses. Corporate general and administrative expenses increased in fiscal 2007 primarily due to increases in payroll and related expenses as well as higher legal and professional fees. As a percentage of our total consolidated revenues from continuing operations, corporate general and administrative expenses increased from 2.5% in fiscal 2006 to 3.6% in fiscal 2007 and decreased to 3.5% in fiscal 2008.

Stock-based compensation expense included corporate general and administrative expenses decreased from $4.0 million in fiscal 2006 and $3.2 million in fiscal 2007 to $2.4 million in fiscal 2008. Stock-based compensation expense for the fiscal years 2006 and 2007 primarily related to the vesting of restricted stock and option grants.

Restructuring Charges.  Restructuring charges in fiscal 2008, fiscal 2007 and fiscal 2006 related to severance charges under the company-wide cost savings program initiated towards the end of the third quarter of fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

General

Historically, we have satisfied our cash requirements through a combination of our existing cash, cash equivalents, cash flow from operating activities, proceeds from the sales and maturities of marketable securities and investments, arbitration awards and litigation settlements, sales of our equity securities including the exercise of stock options and sales under our employee stock purchase plan, borrowings from third parties, and the sale of businesses (e.g. Corbina Telecom, IDT Entertainment and our U.K.-based Toucan business).

On September 30, 2008, we received notice from the NYSE stating that we are not in compliance with the NYSE’s continued listing standard relating to maintaining an average global market capitalization of $100 million over a consecutive 30 trading-day period. Under NYSE rules, we have the ability to submit a plan to the NYSE outlining our effort to cure this deficiency on or before November 14, 2008. We intend to submit this plan in the near future. Under the NYSE rules, if this plan is accepted by the NYSE, we will have 18 months in which to restore compliance with the market capitalization listing standard or our common stock and class B common stock will be delisted from the NYSE. During that timeframe, the NYSE will continually monitor our performance under the plan. The NYSE can start the delisting process at any time that it decides that we are not meeting the quarterly benchmarks that are set forth in the plan.

On October 2, 2008 and October 8, 2008, our common stock and Class B common stock, respectively, fell below another NYSE listing standard, namely that the average closing price of each of our common stock and Class B common stock fell below $1.00 over a consecutive thirty (30) day trading period. Our common and Class B common stock must achieve compliance with the NYSE’s $1.00 stock price requirements within six (6) months from the date that we received notice of non-compliance from the NYSE, which was received on October 8, 2008. Should we fail to meet these standards at the expiration of the six (6) month period, the NYSE will commence suspension and delisting procedures. We cannot assure you that the NYSE will maintain our listing in the future.

As of July 31, 2008, we had cash, cash equivalents, marketable securities and investments of $343.3 million and working capital (current assets less current liabilities) of $51.5 million. Investments included $60.5 million in holdings of pooled investment vehicles, including hedge funds. In fiscal 2008, we instructed several of the hedge funds to liquidate our investments. We expect to receive $5.0 million in October 2008, $17.6 million in the remainder of fiscal 2009 and $20.0 million by December 31, 2010 from liquidations of these investments.

Cash and cash equivalents of $4.1 million that serves as collateral was restricted against letters of credit, and is included in “Cash and cash equivalents” in our consolidated balance sheet as of July 31, 2008. Also, marketable securities of $78.7 million was restricted primarily against letters of credit and is included in “Marketable securities” in our consolidated balance sheet as of July 31, 2008.

Our marketable securities at July 31, 2008 included auction rate notes with a par value of $14.3 million. These notes are auction rate securities for which the underlying asset is preferred stock of the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac). We determined that there was an other than temporary decline in the value of these auction rate notes at July 31, 2008, and accordingly, recorded a $7.2 million charge that is included in “Other expense (income), net” in our consolidated statement of operations and reduced the auction rate notes balance to an estimated fair value of $7.1 million. The market value of these securities at July 31, 2008 was estimated primarily based on the value of the underlying assets. On September 7, 2008, the Federal Housing Finance Agency (FHFA) placed Fannie Mae and Freddie Mac into conservatorship administered by the FHFA. One result of the conservatorship and related actions of the FHFA was a significant decline in the market value of Fannie Mae and Freddie Mac’s preferred stock. We currently expect an additional charge in the first quarter of fiscal 2009 as a result of this decline in value.

(in millions) Year ended July 31,	2008	2007	2006
Cash flows (used in) provided by
Operating activities	$(143.2)	$(102.1)	$(112.7)
Investing activities	232.2	175.9	287.7
Financing activities	(77.4)	(67.5)	(141.9)
Effect of exchange rate changes on cash and cash equivalents	3.6	5.2	5.2
Increase in cash and cash equivalents from continuing operations	15.2	11.5	38.3
Net cash used in discontinued operations	—	(8.8)	(59.1)
Increase (decrease) in cash and cash equivalents	$15.2	$2.7	$(20.8)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Towards the end of our third quarter of fiscal 2006, we initiated a company-wide cost savings program to better align our infrastructure to our current business needs. As of July 31, 2008, this program resulted in the termination of approximately 1,200 employees. Severance and other payments related to this costs saving program were $34.4 million in fiscal 2008, $22.5 million in fiscal 2007 and $10.7 million in fiscal 2006. As of July 31, 2008, $19.2 million remained accrued for the ultimate payment of severance and other costs related to this cost savings initiative.

In fiscal 2006, the IRS commenced an audit of our federal tax returns for fiscal years 2001, 2002, 2003 and 2004. On June 19, 2008, after discussions with the IRS, we received notices of Income Tax Examination Changes from the IRS claiming that, for fiscal years 2001, 2002, 2003 and 2004; we owed approximately $75 million in taxes for fiscal 2001 and approximately $1 million for adjustments carried forward to fiscal 2005 and 2006. These amounts do not include applicable interest. In August 2008, we signed the notices acknowledging the IRS’ determination and the notices have been countersigned by the IRS. In connection therewith, in July 2008 we paid $10.0 million and in October 2008 we paid $20.0 million of the amount noted. On August 27, 2008, we received a Notice of Tax Due from the IRS setting the interest owed at $39.5 million. We have entered into discussions with the IRS regarding the timing of payment. The IRS has informed us that it intends to commence an audit of our federal tax returns for fiscal years 2005, 2006 and 2007 in the near future.

On July 10, 2008, the FCC released a Notice of Apparent Liability (“NAL”) of $1.3 million related to one of our international telecommunications service agreements. The NAL claims that we violated section 220 of the Telecom Act, and section 43.51 of the FCC’s rules by willfully and repeatedly failing to file with the FCC, within thirty days of execution, a copy of an agreement with Telecommunications D’Haiti S.A.M. and each of four amendments thereto governing, among other things, the exchange of services, routing of traffic, accounting rates, and division of tolls on the U.S.-Haiti route. We have yet to file our response to the NAL. It is our position, however, that our actions were consistent with applicable law and FCC policy. While it is our position that the NAL of $1.3 million is unwarranted and should be eliminated altogether or reduced, because it is still pending, we cannot be certain of its ultimate outcome.

We are currently subject to audits by different European taxing authorities, including audits relating to VAT that we have not collected for calling cards sold to distributors who, in turn, resell such cards in various jurisdictions in Europe. An additional audit of our VAT payments and our taxes is ongoing in the Netherlands. On September 2, 2008, the County Administrative Court of Vänersborg, Sweden granted an application made by the Swedish Tax Agency to seize SEK 100 million (approximately $15.5 million) of assets owned by one of our subsidiaries, Inter Direct Tel Ltd., as security for payment of VAT. It is our position that the County Administrative Court’s seizure order is inconsistent with applicable law and that it is not likely that the Tax Agency’s VAT claim will be upheld. Therefore, Inter Direct Tel has appealed the seizure order to the Swedish Administrative Court of Appeal. On October 6, 2008, the Administrative Court of Appeal reversed the County Administrative Court’s seizure order. Because the time for the Tax Agency to appeal this decision has not yet expired, we can not be certain of its ultimate outcome. Imposition of assessments as a result of tax and regulatory audits could have an adverse affect on our results of operations, cash flows and financial condition.

Investing Activities

During fiscal 2008, fiscal 2007 and fiscal 2006, proceeds from sales and maturities of marketable securities net of purchases of marketable securities were $252.8 million, $12.8 million and $314.5 million, respectively.

Our capital expenditures were $20.3 million in fiscal 2008, $36.3 million in fiscal 2007 and $53.5 million in fiscal 2006. We currently anticipate that total capital expenditures for all of our divisions in fiscal 2009 will be in the $10 million to $15 million range. Our near-term focus has been on streamlining our global network through the hybridization of the Net2Phone and IDT networks. We expect to fund our capital expenditures with our cash, cash equivalents and marketable securities on hand. From time to time, we will also finance a portion of our capital expenditures through capital leases.

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

In fiscal 2008, fiscal 2007 and fiscal 2006, cash used for investments and acquisitions, net of cash acquired, was $21.9 million, $49.2 million and $103.4 million, respectively. Cash used for investments and acquisitions in fiscal 2008 included cash used for our acquisition of AMSO LLC of $5.5 million. We have committed to a minimum total investment of $11.0 million in AMSO LLC, of which $4.1 million was transferred to AMSO LLC and $3.5 million has been utilized through July 31, 2008. Cash used for investments and acquisitions in fiscal 2008 also included cash used for additional investments in pooled investment vehicles including hedge funds of $15.9 million. In the second quarter of fiscal 2007, we acquired Zedge.net for cash of $2.1 million and an aggregate of $1.3 million to be paid in equal installments in December 2007 and December 2008. In the fourth quarter of fiscal 2007, we acquired a controlling interest in IDW Publishing for cash of $2.5 million, net of cash acquired of $1.6 million. In addition, we used $44.2 million in fiscal 2007 for additional investments in pooled investment vehicles including hedge funds. In fiscal 2006, we purchased a total of 46.7 million shares of Net2Phone for a total purchase price of $97.2 million. In March 2006, Ethnic Grocery Brands acquired the assets of Vitarroz for $5.2 million. Also in fiscal 2006, we made some other smaller acquisitions, including a purchaser of charged-off consumer debt.

We sold certain of our investments in fiscal 2008 for $70.1 million and recorded an aggregate gain of $5.7 million from the sales.

We sold a building in Newark, New Jersey in the first quarter of fiscal 2008 and received cash of $4.9 million from the sale. We recorded a $4.1 million gain on the sale of the building in fiscal 2008.

In fiscal 2008 and fiscal 2007, IDT Carmel Portfolio Management purchased debt portfolios for $67.3 million and $78.4 million, respectively, and IDT Carmel’s principal collections and proceeds from resale of debt portfolios totaled $23.7 million and $28.1 million, respectively. IDT Carmel did not purchase additional debt portfolios in the second half of fiscal 2008 to wait out the market uncertainty that is currently impacting this industry. IDT Carmel currently anticipates that it will begin purchasing debt portfolios in the first quarter of fiscal 2009.

In the first quarter of fiscal 2007, we completed the sale of IDT Entertainment to Liberty Media Corporation for (i) 14.9 million shares of our Class B common stock and Liberty Media’s approximate 4.8% interest in IDT Telecom, (ii) $220.0 million in cash, net of certain working capital adjustments, (iii) the repayment of $58.7 million of IDT Entertainment’s intercompany indebtedness payable to us and (iv) the assumption of all of IDT Entertainment’s existing indebtedness. We recognized a gain of $205.2 million in fiscal 2007 and a loss of $4.9 million in fiscal 2008 in connection with the sale.

In the first quarter of fiscal 2007, we sold our United Kingdom-based consumer phone services business, Toucan, to Pipex Communications plc for $38.4 million in cash (including the assumption of intercompany obligations owed to us and our subsidiaries) and 43.2 million Pipex ordinary shares, which were subsequently sold for $7.9 million. We recognized a gain of $44.7 million in fiscal 2007 in connection with the sale.

In March 2006, we consummated the sale of our Russian telecom business, Corbina, to a Moscow-based consortium of private equity investors, for net proceeds of $129.3 million in cash after banking and other transaction related costs.

Financing Activities

On March 14, 2007, our Board of Directors authorized a cash dividend of $0.25 per share of our common stock, Class A common stock and Class B common stock in the aggregate amount of $20.6 million, which was paid on April 24, 2007. In addition, on June 20, 2007, our Board of Directors authorized a cash dividend of $0.125 per share of our common stock, Class A common stock and Class B common stock in the aggregate amount of $10.2 million, which was paid on July 31, 2007. Our Board of Directors determined that future dividends will depend on our financial and operational situation at the relevant times. No dividend was authorized or paid in fiscal 2008.

We distributed cash of $4.1 million, $11.4 million and $25.4 million in cash in fiscal 2008, fiscal 2007 and fiscal 2006, respectively, to the minority equity holders of subsidiaries. We received proceeds from the exercise of our stock options of $0.1 million, $5.8 million and $2.9 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. We received proceeds from purchases under our employee stock purchase plan of $1.2 million, $2.3 million and $2.3 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. In fiscal 2007, proceeds from sale lease back transactions were $13.3 million. In fiscal 2006, proceeds from borrowings were $11.0 million, which consisted of a term loan used to finance the cost of two properties used to house U.S. telecom network infrastructure. Repayments of borrowings were $3.9 million, $3.6 million and $21.8 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. We also repaid capital lease obligations of $25.3 million, $20.6 million and $21.6 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

In fiscal 2006, we repurchased an aggregate of 5.2 million shares of our common stock and Class B common stock for an aggregate purchase price of $63.7 million. In June 2006, our Board of Directors authorized a new stock repurchase program for the repurchase of up to an aggregate of 25 million shares of our Class B common stock and common stock, without regard to class. In fiscal 2006, we repurchased an aggregate of 0.4 million shares of our common stock and Class B common stock for an aggregate purchase price of $5.9 million. In fiscal 2007, we repurchased an aggregate of 1.7 million shares of our common stock and Class B common stock for an aggregate purchase price of $17.5 million. In fiscal 2008, we repurchased an aggregate of 5.8 million shares of our common stock and Class B common stock for an aggregate purchase price of $44.5 million. As of July 31, 2008, 17.1 million shares remained available for repurchase under our stock repurchase program.

During fiscal 2008, fiscal 2007 and fiscal 2006, we acquired an aggregate of 0.2 million, 0.4 million and 0.3 million shares, respectively, of our Class B common stock held by certain of our employees for $0.9 million, $5.0 million and $3.9 million, respectively, to satisfy these employees’ tax withholding obligations in connection with the lapsing of restrictions on restricted stock awards.

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

CHANGES IN TRADE ACCOUNTS RECEIVABLE, ALLOWANCE FOR DOUBTFUL ACCOUNTS AND DEFERRED REVENUE

Gross trade accounts receivable increased to $200.2 million at July 31, 2008 from $184.5 million at July 31, 2007 and $223.5 million at July 31, 2006. The increase at July 31, 2008 from July 31, 2007 was mostly due to an increase in IDT Energy’s receivables as a result of an increase in revenues, partially offset by write-offs of accounts receivable by IDT Telecom and IDT Capital. The decrease at July 31, 2007 from July 31, 2006 was mostly due to the sale of our U.K.-based Toucan business and write-offs of accounts receivable by IDT Telecom, partially offset by an increase in IDT Energy’s receivables. The allowance for doubtful accounts as a percentage of gross trade accounts receivable increased to 10.8% at July 31, 2008 from 10.7% at July 31, 2007 mainly because the allowance balance in IDT Telecom increased while the gross trade accounts receivable balance decreased. The allowance for doubtful accounts as a percentage of gross trade accounts receivable decreased to 10.7% at July 31, 2007 from 17.2% at July 31, 2006 due primarily to the sale of our U.K.-based Toucan business, which had a relatively higher allowance for doubtful accounts, write-offs of accounts receivable by IDT Telecom as well as the growth of IDT Energy, which has a significantly lower bad debt rate compared to our other businesses.

Deferred revenue as a percentage of total revenues vary from period to period depending on the mix and the timing of revenues. Deferred revenue arises primarily from the sales by IDT Telecom of our calling cards and consumer phone services. Deferred revenue decreased to $88.6 million at July 31, 2008 from $112.8 million at

July 31, 2007 and $134.3 million at July 31, 2006 primarily due to a decline in activations of our calling cards in the U.S. and Europe, partially offset by increased calling card activations in Asia, and the decline in our consumer phone services business.

Other Sources and Uses of Resources

We intend to, where appropriate, make strategic investments and acquisitions to complement, expand, and/or enter into new businesses. In considering acquisitions and investments, we search for opportunities to profitably grow our existing businesses, to add qualitatively to the range of businesses in our portfolio and to achieve operational synergies. At this time, we cannot guarantee that we will be presented with acquisition opportunities that meet our return on investment criteria, or that our efforts to make acquisitions that meet our criteria will be successful. In addition from time to time, we have made strategic dispositions of certain businesses (such as Corbina Telecom, IDT Entertainment and Toucan). We continually evaluate our portfolio for opportunities to monetize select businesses where we deem appropriate. We have retained Jefferies & Company, Inc. to serve as our financial advisor to assist us with the potential monetization of non-core assets, explore opportunities in the capital markets to finance the growth of our core businesses, and advise us with respect to strengthening our core businesses through strategic partnerships.

We incurred a loss from continuing operations in each of the five years in the period ended July 31, 2008. We incurred a net loss in fiscal 2008, fiscal 2006, fiscal 2005 and fiscal 2004, and we would have incurred a net loss in fiscal 2007 except for a gain on the sale of a discontinued operation. We also had negative cash flow from operating activities in each of the three years in the period ended July 31, 2008. We had an accumulated deficit at July 31, 2008 of $96.5 million. In the three years in the period ended July 31, 2008, we satisfied our cash requirements primarily through a combination of our existing cash and cash equivalents, proceeds from the sale of businesses, proceeds from the sales and maturities of marketable securities and investments, arbitration awards and litigation settlements, and borrowings from third parties. We currently expect our operations in fiscal 2009 and the balance of cash, cash equivalents, marketable securities and pooled investment vehicles including hedge funds that we held as of July 31, 2008 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements, and to fund any potential operating cash flow deficits within any of our segments for at least the next twelve months. Failure to generate sufficient revenue and operating income or to meet the goals in our fiscal 2009 operating budget could have a material adverse effect on our results of operations, financial condition and cash flows. The recoverability of assets is highly dependent on the ability of management to execute the business plan.

If our results differ from our current expectations, or if we acquire the business or assets of another company, we might need to raise additional capital from equity or debt sources. We have initiated discussions with several financial institutions regarding financing in order to supplement our existing capital resources. There can be no assurance that we will be able to raise additional capital on favorable terms or at all.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following tables quantify our future contractual obligations and commercial commitments as of July 31, 2008:

CONTRACTUAL OBLIGATIONS

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Capital lease obligations (including interest)	$22.1	$10.3	$11.6	$0.2	$—
Operating leases	116.3	8.4	10.0	7.0	90.9
Other obligations(1)	8.8	8.8	—	—	—
Notes payable (including interest)	161.2	8.9	19.0	20.1	113.2
TOTAL CONTRACTUAL OBLIGATIONS(2)	$308.4	$36.4	$40.6	$27.3	$204.1

(1) Includes unrecognized income tax benefits of $5.5 million (see Note 9 in the Notes to Consolidated Financial Statements) and purchase commitments and other obligations of $3.3 million (see Note 15 in the Notes to Consolidated Financial Statements).

(2) The following financial obligations are not included in the above table due to the uncertainty of the amounts and timing of any such payments:

•

In February 2005, we entered into a multi-year agreement to grant a telecommunications service provider the right to service certain of our domestic and international wireless traffic. Terms of the agreement are based on a minimum purchase of $75 million of services from the telecommunications service provider through October 2009. As of July 31, 2008, telecommunications services of approximately $24 million have been purchased.

•

In April 2008, we entered into agreements with certain IDT Telecom executive employees pursuant to which these employees agreed to continue their employment until at least July 31, 2008 or September 30, 2008, unless terminated earlier. Under certain circumstances, these employees may be eligible to receive severance compensation upon the termination of their employment during a period of eighteen months from April 1, 2008. The total amount of the severance payment would be $5.7 million, provided that the employees execute and deliver a separation and general release agreement. We are recording this compensation as an expense ratably over the respective service periods. As of July 31, 2008, the remaining unrecorded compensation expense was an aggregate of $1.2 million, which will be recorded in August 2008 and September 2008.

•

In connection with the sale of IDT Entertainment to Liberty Media Corporation, we are eligible to receive additional consideration from Liberty Media based upon any appreciation in the value of IDT Entertainment over the five-year period following the closing of the transaction or a shorter period under specified circumstances (“Contingent Value”), equal to 25% of the excess, if any, of the net equity value of IDT Entertainment over $453 million. However, we would have to pay Liberty Media up to $3.5 million if the Contingent Value does not exceed $439 million, which is included in “Other long-term liabilities” in the consolidated balance sheet.

OTHER COMMERCIAL COMMITMENTS

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Standby letters of credit	$70.9	$54.3	$11.1	$0.3	$5.2

FOREIGN CURRENCY RISK

Revenues from our international operations represented 35.9%, 31.1% and 31.0% of our consolidated revenues from continuing operations for the years ended July 31, 2008, 2007 and 2006, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset the majority of these non U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. As such, the net amount of our exposure to foreign currency exchange rate changes is generally not material. In addition, we entered into foreign exchange hedges beginning in the second quarter of fiscal 2008, although there were none outstanding on July 31, 2008.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

We are exposed to various types of market risks in the normal course of business, including the impact of changes in commodity prices, interest rates and foreign currency exchange rates. We may hedge market price fluctuations associated with physical purchases and sales of electricity and natural gas by using derivative instruments including futures, forwards, basis swaps, transmission congestion contracts and financial transmission rights contracts. We are exposed to changes in interest rates primarily from our investments in cash equivalents and marketable debt securities. On occasion, we use interest rate derivative instruments and investment strategies to manage our exposure to interest rate changes, such as short sale strategies and repurchase and reverse repurchase agreements. In addition, fluctuations in market interest rates may lead to significant fluctuations in the fair value of our notes payable and capital lease obligations. If necessary, we may take appropriate actions to limit the negative effect of interest rate fluctuations on our obligations. Our market risk exposure relating to foreign currency exchange is generally not material, as we have cash outflows denominated in foreign currencies to partially offset the cash inflows denominated in the same currencies, thereby creating a natural hedge. In order to mitigate the risk associated with any remaining net foreign exchange exposure, which we experience from time to time, we entered into foreign exchange hedges beginning in the second quarter of fiscal 2008, although there were none outstanding on July 31, 2008.

In addition to, but separate from our primary business, we hold a portion of our total asset portfolio in pooled investment vehicles including hedge funds for strategic and speculative purposes. As of July 31, 2008, the carrying value of such investments was $60.5 million out of a total of cash, cash equivalents, marketable securities and investments of $343.3 million. In fiscal 2008, we instructed several of the hedge funds to liquidate our investments. We received $66.1 million in fiscal 2008 from these liquidations. In addition, we expect to receive $5.0 million in October 2008, $17.6 million in the remainder of fiscal 2009 and $20.0 million by December 31, 2010 from additional liquidations of these investments. Investments in hedge funds carry a degree of risk, and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that the managers of the hedge funds in which we have invested will be able to accurately predict these price movements. In order to minimize our exposure to such risk, we attempt to ensure that our hedge fund portfolio remains diversified, and it is managed by our management under the supervision of the Audit Committee of our Board of Directors, with the assistance of professional investment advisers. Nevertheless, the securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our interests in these funds may go down as well as up and we may not receive, upon redemption, the amounts originally invested.

Our marketable securities at July 31, 2008 included auction rate notes with a par value of $14.3 million. These notes are auction rate securities for which the underlying asset is preferred stock of Fannie Mae or Freddie Mac. We determined that there was an other than temporary decline in the value of these auction rate notes at July 31, 2008, and accordingly, recorded a $7.2 million charge that is included in “Other expense (income), net” in our consolidated statement of operations and reduced the auction rate notes balance to an estimated fair value of $7.1 million. The market value of these securities at July 31, 2008 was estimated primarily based on the value of the underlying assets. On September 7, 2008, the FHFA placed Fannie Mae and Freddie Mac into conservatorship administered by the FHFA. One result of the conservatorship and related actions of the FHFA was a significant decline in the market value of Fannie Mae and Freddie Mac’s preferred stock. We currently expect an additional charge in the first quarter of fiscal 2009 as a result of this decline in value.

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements and supplementary data of the Company and the reports of the independent registered public accounting firms thereon set forth starting on page F-1 herein are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) and internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934), as of the end of the period covered by this Annual Report, that ensure that information relating to the Company which is required to be disclosed in this Annual Report is recorded, processed, summarized and reported, within required time periods. Based on this evaluation, as a result of the material weakness discussed below, our Chief Executive Officer and Chief Financial Officer have concluded as of July 31, 2008, that the Company’s disclosure controls and procedures were ineffective and were not designed to ensure that material information relating to the Company and its consolidated subsidiaries would be accumulated and communicated to them by others within those entities, particularly during the period in which this Annual Report was being prepared, to allow timely decisions regarding required disclosure.

During the audit of our financial statements as of July 31, 2008 and for the year then ended, a material weakness existed relating to our lack of internal expertise and resulting failure to properly execute control procedures designed to prepare and evaluate the annual testing for impairment of goodwill and other intangible assets not subject to amortization for our Wholesale, Rechargeable, and Carmel reporting units as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” Specifically, the following deficiencies, in the aggregate, constituted a material weakness: (a) failure to accurately incorporate all material facts and relevant valuation considerations in the process of preparing the required Step 1 analysis sufficient to enable management to come to the appropriate conclusions with respect to the carrying value of goodwill at July 31, 2008, (b) insufficient review procedures, and (c) lack of internal valuation expertise and training to prepare a discounted cash flow analysis. This material weakness resulted in a material audit adjustment aggregating $25.3 million for an impairment charge with respect to goodwill for our Wholesale, Rechargeable, and Carmel reporting units. Consequently, our consolidated financial statements as of July 31, 2008 and for the year then ended properly reflected the results of the goodwill impairment in accordance with U.S. GAAP.

To remediate the material weakness related to the annual testing for impairment of goodwill and other intangible assets not subject to amortization as required by SFAS No. 142 as described above, we will perform a more rigorous fact gathering process and consideration of the relevant valuation assumptions in the Step 1 analysis. In addition, we will provide appropriate training on valuation techniques for our personnel to improve our internal expertise. We will also enhance and expand our review procedures to include additional personnel who will be involved in a timelier manner. We believe these measures should be adequate to address the material weakness that existed at July 31, 2008 related to the annual testing for impairment required by SFAS No. 142. We will continue to evaluate and monitor our efforts to remediate the material weakness and will take all appropriate action when and as necessary to ensure we have effective internal controls over financial reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting and the related report of our independent registered public accounting firm is included in this Annual Report on Form 10-K on pages 81 and 82 and is incorporated herein by reference.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following is a list of our directors and executive officers along with the specific information required by Rule 14a-3 of the Securities Exchange Act of 1934:

Executive Officers

Howard S. Jonas—Chairman of the Board

James A. Courter—Chief Executive Officer and Vice Chairman of the Board

Ira A. Greenstein—President

Stephen R. Brown—Chief Financial Officer and Treasurer

Bill Pereira—Executive Vice President of Finance

Mitch Silberman—Chief Accounting Officer and Controller

Joyce J. Mason—Executive Vice President, General Counsel and Secretary

Elliot Rothstein—Chief Legal Officer

Douglas W. Mauro—Chief Tax Officer

Liore Alroy—Executive Vice President

Marc E. Knoller—Executive Vice President

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

The remaining information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2008, and which is incorporated by reference herein.

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

Item 11. Executive Compensation.

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2008, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2008, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2008, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2008, and which is incorporated by reference herein.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1.	Report of Management on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Reports of Independent Registered Public Accounting Firms on Financial Statements
Consolidated Financial Statements covered by Reports of Independent Registered Public Accounting Firms

2.	Financial Statement Schedule.

All schedules have been omitted since they are either included in the Notes to Consolidated Financial Statements or not required or not applicable.

3.	The exhibits listed in paragraph (b) of this item. Exhibit Numbers 10.01 10.02, 10.03, 10.04, 10.05, 10.06, 10.07, 10.08, 10.09, 10.09, 10.13, and 10.14 are management contracts or compensatory plans or arrangements.

(b)	Exhibits.

Exhibit Number	Description of Exhibits
3.01(1)	Restated Certificate of Incorporation of the Registrant.

3.02(1)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.

3.03(1)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.

3.04(1)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.

3.05(2)	Third Amended and Restated By-laws of the Registrant.

10.01(3)	Employment Agreement between the Registrant and James Courter.

10.02(3)	Amendment to the Employment Agreement between the Registrant and James A. Courter.

10.03(3)	Amendment No. 2 to the Employment Agreement between the Registrant and James A. Courter.

10.04(4)	Amendment No. 3 to Employment Agreement, dated May 12, 2005, between IDT Corporation and James A. Courter.

10.05(5)	Amendment No. 4 to Employment Agreement, dated January 29, 2007, between IDT Corporation and James A. Courter.

10.06(6)	Amendment No. 5 to Employment Agreement, dated March 13, 2007, between IDT Corporation and James A. Courter.

10.07(10)	Employment Agreement between the Registrant and Howard S. Jonas.

10.08(4)	Amendment No. 1 to Employment Agreement, dated May 12, 2005, between IDT Corporation and Howard S. Jonas.

10.09(6)	Amendment No. 2 to Employment Agreement, dated March 13, 2007, between IDT Corporation and Howard S. Jonas.

10.10(7)	Separation Agreement and General Release between Marc J. Oppenheimer and the Registrant, dated as of April 30, 2008.

10.11(8)	Confidential Separation Agreement and General Release, dated April 8, 2008, between Morris Lichtenstein and the Registrant.

10.12(8)	Consulting Agreement, dated April 8, 2008, between Morris Lichtenstein and the Registrant.

Exhibit Number	Description of Exhibits
10.13(9)	Separation Agreement and General Release, dated as of April 10, 2008, between Elyahu Tendler and the Registrant.

10.14(9)	Retention Agreement, dated as of April 1, 2008, between Yona Katz and the Registrant.

10.15*	Retention Agreement, dated as of April 1, 2008, between the Registrant and Marcelo Fischer

10.16*	Confidential Separation Agreement and General Release, dated as of June 16, 2008, between Mikhail Leibov and the Registrant.

10.17(11)	Amendment No. 1 to Securities Purchase Agreement, dated April 24, 2002, by and among the Registrant, UTCG Holdings LLC and Union Telecard Alliance, LLC.

10.18(11)	Amended and Restated Operating Agreement of Union Telecard Alliance, LLC, dated April 24, 2002, by and among UTCG Holdings LLC, IDT Domestic-Union, LLC, the Registrant and Union Telecard Alliance, LLC.

10.19(11)	Amended and Restated Distribution Agreement, dated April 24, 2002, by and between IDT Netherlands, B.V. and Union Telecard Alliance, LLC.

10.20(12)	1996 Stock Option and Incentive Plan, as amended and restated, of IDT Corporation.

10.21(13)	2005 Stock Option and Incentive Plan of IDT Corporation, as amended.

10.22(14)	Purchase and Sale Agreement dated August 11, 2006, between Liberty Media Corporation (and its subsidiaries) and IDT Corporation (and TLL Dutch Holdings B.V.)

10.23(15)	Share Sale and Purchase Agreement, dated September 7, 2006, by and among IDT Dutch Holdings BV, IDT Corporation and Pipex Communications PLC.

10.24(16)	Agreement of Sale between 520 Broad Street Associates, L.L.C. and Registrant, dated September 19, 2007 and amended October 17, 2007 and November 7, 2007.

14.01(2)	Code of Business Ethics and Conduct, Updated as of March 13, 2008

16.01(17)	Letter from Ernst & Young, LLP, the Company’s former independent accountant.

21.01*	Subsidiaries of the Registrant.

23.01*	Consent of Grant Thornton LLP.

23.02*	Consent of Ernst & Young LLP.

31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* filed herewith.

  (1) Incorporated by reference to Form 10-Q for fiscal quarter ended January 31, 2007 filed March 12, 2007.

  (2) Incorporated by reference to Form 8-K, filed March 19, 2008.

  (3) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 2006, filed October 16, 2006.

  (4) Incorporated by reference to Form 8-K, filed May 16, 2005.

  (5) Incorporated by reference to Form 8-K, filed February 2, 2007.

  (6) Incorporated by reference to Form 8-K, filed March 16, 2007.

  (7) Incorporated by reference to Form 8-K, filed June 3, 2008.

  (8) Incorporated by reference to Form 8-K, filed April 14, 2008.

  (9) Incorporated by reference to Form 10-Q, filed June 6, 2008.

  (10) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 2002, filed June 14, 2002.

  (11) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 2002, filed October 29, 2002.

  (12) Incorporated by reference to Schedule 14A, filed November 3, 2004.

  (13) Incorporated by reference to Schedule 14A, filed November 15, 2007.

  (14) Incorporated by reference to Form 8-K, filed August 14, 2006.

  (15) Incorporated by reference to Form 8-K, filed September 13, 2006.

  (16) Incorporated by reference to Form 8-K, filed November 9, 2007.

  (17) Incorporated by reference to Form 8-K, filed March 27, 2008.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT CORPORATION

By:	/s/ James A. Courter
James A. Courter Vice Chairman and Chief Executive Officer

Date:    October 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Howard S. Jonas Howard S. Jonas	Chairman of the Board and Director	October 14, 2008

/s/ James A. Courter James A. Courter	Vice Chairman, Chief Executive Officer and Director (Principal Executive Officer)	October 14, 2008

/s/ Stephen R. Brown Stephen R. Brown	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	October 14, 2008

/s/ Eric F. Cosentino Eric F. Cosentino	Director	October 14, 2008

/s/ James R. Mellor James R. Mellor	Director	October 14, 2008

/s/ Judah Schorr Judah Schorr	Director	October 14, 2008

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

Management has assessed the effectiveness of the Company’s internal controls over financial reporting as of July 31, 2008. Based on this assessment, we believe that the internal control over financial reporting of the Company as of July 31, 2008 were ineffective and through operation did not provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America, as a result of the material weakness in the Company’s internal controls and procedures, as described below.

During the audit of our financial statements as of July 31, 2008 and for the year then ended, a material weakness existed relating to our lack of internal expertise and resulting failure to properly execute control procedures designed to prepare and evaluate the annual testing for impairment of goodwill and other intangible assets not subject to amortization for our Wholesale, Rechargeable, and Carmel reporting units as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” This material weakness resulted in a material audit adjustment aggregating $25.3 million for an impairment charge with respect to goodwill for our Wholesale, Rechargeable, and Carmel reporting units. Consequently, our consolidated financial statements as of July 31, 2008 and for the year then ended properly reflected the results of the goodwill impairment in accordance with U.S. GAAP.

The Company’s financial statements included in this Annual Report have been audited by Grant Thornton LLP, independent registered public accounting firm. Grant Thornton LLP has also issued an attestation report on the Company’s internal control over financial reporting.

/s/ James A. Courter

James A. Courter
Vice Chairman and Chief Executive Officer

/s/ Stephen R. Brown

Stephen R. Brown
Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

IDT Corporation

We have audited IDT Corporation’s (a Delaware Corporation) and subsidiaries (the “Company”) internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. A material weakness existed relating to the Company’s lack of internal expertise and resulting failure to properly execute control procedures designed to ensure preparation and review of a comprehensive analysis for the annual testing for impairment of goodwill and other intangible assets as required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, IDT Corporation has not maintained effective internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of IDT Corporation as of July 31, 2008, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated October 13, 2008, which expressed an unqualified opinion on those financial statements and includes an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Statement Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

/s/ GRANT THORNTON LLP

New York, New York

October 13, 2008

IDT Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Stockholders

IDT Corporation

We have audited the accompanying consolidated balance sheet of IDT Corporation (a Delaware Corporation) and subsidiaries (the “Company”) as of July 31, 2008, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IDT Corporation and subsidiaries as of July 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 and Note 9 to the consolidated financial statements, the Company recorded a cumulative effect adjustment as of August 1, 2007, in connection with the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IDT Corporation and subsidiaries’ internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated October 13, 2008 expressed an adverse opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York
October 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders of

IDT Corporation

We have audited the accompanying consolidated balance sheet of IDT Corporation as of July 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended July 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IDT Corporation at July 31, 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended July 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Ernst & Young LLP

Metropark, New Jersey

12 October 2007

except for the fifth paragraph of Note 18, as to which the date is

13 October 2008

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

July 31 (in thousands)	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 15)	$169,019	$153,845
Marketable securities (Note 15)	111,462	388,140
Trade accounts receivable, net of allowance for doubtful accounts of $21,589 and $19,654 at July 31, 2008 and 2007, respectively	178,642	164,802
Prepaid expenses	23,881	28,920
Short-term investments	22,563	—
Other current assets	70,416	60,452
TOTAL CURRENT ASSETS	575,983	796,159
Property, plant and equipment, net	229,931	251,318
Goodwill	74,509	101,515
Licenses and other intangibles, net	9,437	13,824
Investments—long-term	40,295	119,052
Deferred income tax assets, net	2,300	—
Other assets	70,520	78,465
TOTAL ASSETS	$1,002,975	$1,360,333
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$82,976	$47,467
Accrued expenses	203,487	288,017
Deferred revenue	88,618	112,757
Income taxes payable	123,000	—
Capital lease obligations—current portion	9,316	21,049
Notes payable—current portion	2,115	8,095
Other current liabilities	15,021	17,598
TOTAL CURRENT LIABILITIES	524,533	494,983
Deferred income tax liabilities, net	—	105,049
Capital lease obligations—long-term portion	11,148	23,401
Notes payable—long-term portion	100,150	82,847
Other liabilities	18,957	12,928
TOTAL LIABILITIES	654,788	719,208
Minority interests	5,850	10,963
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Common stock, $.01 par value; authorized shares—100,000; 25,075 and 25,075 shares issued and 14,542 and 14,996 shares outstanding at July 31, 2008 and 2007, respectively	251	251
Class A common stock, $.01 par value; authorized shares—35,000; 9,817 shares issued and outstanding at July 31, 2008 and 2007	98	98
Class B common stock, $.01 par value; authorized shares—200,000; 63,904 and 63,261 shares issued and 51,249 and 56,043 shares outstanding at July 31, 2008 and 2007, respectively	639	633
Additional paid-in capital	716,598	711,103
Treasury stock, at cost, consisting of 10,533 and 10,079 shares of common stock and 12,655 and 7,218 shares of Class B common stock at July 31, 2008 and 2007, respectively	(285,536)	(240,355)
Accumulated other comprehensive income	6,754	10,750
Retained earnings (deficit)	(96,467)	147,682
TOTAL STOCKHOLDERS’ EQUITY	342,337	630,162
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,002,975	$1,360,333

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended July 31 (in thousands, except per share data)	2008	2007	2006
REVENUES	$1,877,990	$2,012,739	$2,226,422
COSTS AND EXPENSES:
Direct cost of revenues (exclusive of depreciation and amortization)	1,468,784	1,615,047	1,779,980
Selling, general and administrative (i)	445,979	483,483	525,823
Depreciation and amortization	68,747	80,011	87,422
Bad debt	45,503	12,943	18,521
Research and development	11,567	5,232	11,817
Restructuring and impairment charges	66,187	33,404	23,646
TOTAL COSTS AND EXPENSES	2,106,767	2,230,120	2,447,209
Arbitration award income	40,000	—	—
(Loss) gain on sale/disposal of businesses	(9,569)	44,671	—
Loss from operations	(198,346)	(172,710)	(220,787)
Interest income, net	4,766	18,069	9,416
Other (expense) income, net	(17,309)	28,980	7,284
Loss from continuing operations before minority interests and income taxes	(210,889)	(125,661)	(204,087)
Minority interests	1,370	(10,180)	(16,177)
Provision for income taxes	(9,923)	(3,605)	(2,576)
Loss from continuing operations	(219,442)	(139,446)	(222,840)
Discontinued operations, net of tax:
Loss from discontinued operations	—	(7,165)	(35,883)
(Loss) gain on sale of discontinued operations	(4,888)	205,235	80,069
Total discontinued operations	(4,888)	198,070	44,186
NET (LOSS) INCOME	$(224,330)	$58,624	$(178,654)
Earnings per share:
Basic and diluted:
Loss from continuing operations	$(2.88)	$(1.70)	$(2.32)
Total discontinued operations	(0.07)	2.41	0.46
Net (loss) income	$(2.95)	$0.71	$(1.86)
Weighted-average number of shares used in calculation of basic and diluted earnings per share:	76,171	82,165	96,028
(i) Stock based compensation included in selling, general and administrative expense	$4,407	$7,726	$21,521

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE AT JULY 31, 2005	25,075	$251	9,817	$98	75,917	$759	$907,223	$(147,690)	$(19,043)	$(1,896)	$298,495	$1,038,197
Reclassification of deferred compensation upon adoption of FAS123 (R)	—	—	—	—	—	—	(19,043)	—	19,043	—	—	—
Exercise of stock options, net of 70 shares issued from treasury	—	—	—	—	321	3	1,856	1,035	—	—	—	2,894
Issuance of shares of Class B common stock through employee stock purchase plan	—	—	—	—	239	2	2,345	—	—	—	—	2,347
Acquisitions	—	—	—	—	—	—	1,115	—	—	—	—	1,115
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(3,914)	—	—	—	(3,914)
Repurchases of common stock and Class B common stock through repurchase program	—	—	—	—	—	—	—	(69,600)	—	—	—	(69,600)
Repurchase of options held by employees and consultants	—	—	—	—	—	—	(14,238)	—	—	—	—	(14,238)
Stock based compensation	—	—	—	—	—	—	21,813	—	—	—	—	21,813
Restricted Class B common stock issued to employees	—	—	—	—	402	4	(4)	—	—	—	—	—
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	—	—	—	1,665	—	1,665
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,727	—	1,727
Net loss for the year ended July 31, 2006	—	—	—	—	—	—	—	—	—	(178,654)	(178,654)	(178,654)

Comprehensive loss										$(175,262)
BALANCE AT JULY 31, 2006	25,075	251	9,817	98	76,879	768	901,067	(220,169)	—	1,496	119,841	803,352
Dividends declared ($0.375 per share)	—	—	—	—	—	—	—	—	—	—	(30,783)	(30,783)
Receipt of Class B common stock as part of the proceeds from the sale of IDT Entertainment	—	—	—	—	(14,948)	(149)	(208,880)	—	—	—	—	(209,029)
Exercise of stock options, net of 164 shares issued from treasury	—	—	—	—	654	7	3,418	2,336	—	—	—	5,761
Issuance of shares of Class B common stock through employee stock purchase plan	—	—	—	—	248	2	2,282	—	—	—	—	2,284
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(5,032)	—	—	—	(5,032)
Repurchases of common stock and Class B common stock through repurchase program	—	—	—	—	—	—	—	(17,490)	—	—	—	(17,490)
Stock based compensation	—	—	—	—	—	—	13,221	—	—	—	—	13,221
Restricted Class B common stock issued to employees	—	—	—	—	428	5	(5)	—	—	—	—	—
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	—	—	—	(680)	—	(680)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	9,934	—	9,934
Net income for the year ended July 31, 2007	—	—	—	—	—	—	—	—	—	58,624	58,624	58,624

Comprehensive income										$67,878
BALANCE AT JULY 31, 2007	25,075	251	9,817	98	63,261	633	711,103	(240,355)	—	10,750	147,682	630,162
Adoption of FASB Interpretation No. 48	—	—	—	—	—	—	—	—	—	—	(19,819)	(19,819)
Exercise of stock options, net of 14 shares issued from treasury	—	—	—	—	14	—	(79)	173	—	—	—	94
Issuance of shares of Class B common stock through employee stock purchase plan	—	—	—	—	374	4	1,169	—	—	—	—	1,173
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(897)	—	—	—	(897)
Repurchases of common stock and Class B common stock through repurchase program	—	—	—	—	—	—	—	(44,457)	—	—	—	(44,457)
Stock based compensation	—	—	—	—	—	—	4,407	—	—	—	—	4,407
Restricted Class B common stock issued to employees	—	—	—	—	255	2	(2)	—	—	—	—	—
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	—	—	—	(2,616)	—	(2,616)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,380)	—	(1,380)
Net loss for the year ended July 31, 2008	—	—	—	—	—	—	—	—	—	(224,330)	(224,330)	(224,330)

Comprehensive loss										$(228,326)
BALANCE AT JULY 31, 2008	25,075	$251	9,817	$98	63,904	$639	$716,598	$(285,536)	$—	$6,754	$(96,467)	$342,337

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended July 31 (in thousands)	2008	2007	2006
OPERATING ACTIVITIES
Net (loss) income	$(224,330)	$58,624	$(178,654)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net loss (income) from discontinued operations	4,888	(198,070)	(44,186)
Depreciation and amortization	68,747	80,011	87,422
Restructuring and impairment charges	39,140	10,933	13,121
Minority interests	(1,370)	10,180	16,177
Deferred income taxes	5,832	(1,991)	(5,648)
Write-off of acquired research and development assets	6,672	—	—
Provision for doubtful accounts receivable	13,996	13,307	18,544
Provision for losses on purchased debt portfolios	31,652	—	—
Net realized losses (gains) from sales of marketable securities and investments	17,365	(4,909)	(845)
Gain on sale of building	(4,146)	—	—
Loss (gain) on sale/disposal of businesses	9,569	(44,671)	—
Interest in the equity of investments	6,078	(22,416)	—
Stock-based compensation	4,407	7,726	21,521
Change in assets and liabilities, net of effects from acquisitions/dispositions of businesses:
Trade accounts receivable	(35,730)	3,090	(47,295)
Other current assets and other assets	7,832	2,487	(2,950)
Trade accounts payable, accrued expenses, other current liabilities and other liabilities	(59,673)	4,142	17,489
Income taxes payable	(10,000)	—	—
Deferred revenue	(24,139)	(20,548)	(7,400)
Net cash used in operating activities	(143,210)	(102,105)	(112,704)
INVESTING ACTIVITIES
Capital expenditures	(20,286)	(36,290)	(53,523)
Purchase of building	(24,778)	—	—
Collection (issuance) of notes receivable, net	15,003	(64)	836
Investments and acquisitions, net of cash acquired	(21,862)	(49,159)	(103,351)
Proceeds from sales of investments	70,105	—	—
Proceeds from sales of building	4,872	—	—
Proceeds from sales of discontinued operations, net of cash sold and transaction costs	—	260,591	129,308
Proceeds from sale of U.K.-based Toucan business, net of transaction costs	—	38,379	—
Purchase of debt portfolios	(67,332)	(78,443)	—
Principal collections and proceeds on resale of debt portfolios	23,733	28,070	—
Proceeds from sales and maturities of marketable securities	695,714	1,684,344	1,760,705
Purchases of marketable securities	(442,945)	(1,671,510)	(1,446,237)
Net cash provided by investing activities	232,224	175,918	287,738
FINANCING ACTIVITIES
Dividends paid	—	(30,783)	—
Distributions to minority shareholders of subsidiaries	(4,087)	(11,367)	(25,420)
Proceeds from exercise of stock options	94	5,761	2,894
Proceeds from employee stock purchase plan	1,173	2,284	2,347
Proceeds from borrowings	—	—	11,000
Proceeds from sale lease back transactions on capital leases	—	13,319	—
Repayments of capital lease obligations	(25,296)	(20,586)	(21,580)
Repayments of borrowings	(3,922)	(3,588)	(21,751)
Repurchase of stock options in tender offer	—	—	(15,829)
Repurchases of common stock and Class B common stock	(45,354)	(22,522)	(73,514)
Net cash used in financing activities	(77,392)	(67,482)	(141,853)
DISCONTINUED OPERATIONS
Net cash used in operating activities	—	(20,261)	(130,339)
Net cash provided by investing activities	—	3,847	12,078
Net cash provided by financing activities	—	7,536	59,152
Net cash used in discontinued operations	—	(8,878)	(59,109)
Effect of exchange rate changes on cash and cash equivalents	3,552	5,200	5,161
Net increase (decrease) in cash and cash equivalents	15,174	2,653	(20,767)
Cash and cash equivalents (including discontinued operations) at beginning of year	153,845	151,192	171,959
Cash and cash equivalents (including discontinued operations) at end of year	169,019	153,845	151,192
Less cash and cash equivalents of discontinued operations at end of year	—	—	(32,083)
Cash and cash equivalents (excluding discontinued operations) at end of year	$169,019	$153,845	$119,109
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for interest	$9,711	$9,512	$10,148
Cash payments made for income taxes	$13,090	$1,507	$6,729
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Assumption of mortgage payable in connection with the purchase of the Company’s headquarters office building	$26,851	$—	$—
Receipt of the Company’s Class B common stock and IDT Telecom shares as part of the proceeds from the sale of IDT Entertainment	$—	$226,649	$—
Receipt of marketable securities as part of the proceeds from the sale of Toucan	$—	$7,851	$—
Purchases of property, plant and equipment through capital lease obligations	$398	$293	$3,856
Issuance of liabilities for acquisitions	$—	$1,300	$—

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

IDT Corporation (“IDT” or the “Company”) is a multinational holding company with subsidiaries spanning several industries including: IDT Telecom, which provides telecommunications services to consumers and businesses, including prepaid and rechargeable calling cards, a range of voice over Internet protocol (“VoIP”) communications services, wholesale carrier services, and local, long distance and wireless phone services; IDT Energy, which operates an Energy Services Company, or ESCO, in New York State; IDT Carmel, which manages receivables portfolios and performs debt collection services; IDT Internet Mobile Group, which is comprised of Zedge, which provides a web-based, worldwide destination for free, user-generated mobile content distribution and sharing, and IDW Publishing, which is a comic book, graphics novel and children’s book publisher that creates and licenses original intellectual property; American Shale Oil Corporation (“AMSO”), which manages the Company’s U.S. oil shale initiative; IDT Spectrum, which holds a significant number of Federal Communications Commission (“FCC”) licenses for commercial fixed wireless spectrum in the United States; and CTM Media Group (formerly CTM Brochure Display).

On September 30, 2008 and October 8, 2008, the Company received notice from the New York Stock Exchange that it was no longer in compliance with the market capitalization threshold and the $1.00 minimum price requirement, respectively, required for the continued listing of its stock on the New York Stock Exchange. The Company intends to submit a plan to the New York Stock Exchange on or before November 14, 2008, which will be reviewed and approved or rejected by the New York Stock Exchange. If such plan is rejected, the New York Stock Exchange will commence delisting procedures.

The Company has the following five reportable business segments: Prepaid Products, Consumer Phone Services, Wholesale Telecommunications Services (all of which comprise IDT Telecom), IDT Energy and IDT Carmel. All other operating segments that are not reportable individually are collectively called IDT Capital.

The Company incurred a loss from continuing operations in each of the five years in the period ended July 31, 2008. The Company incurred a net loss in fiscal 2008, fiscal 2006, fiscal 2005 and fiscal 2004, and would have incurred a net loss in fiscal 2007 except for a gain on the sale of a discontinued operation. The Company also had negative cash flow from operating activities in each of the three years in the period ended July 31, 2008. The Company had an accumulated deficit at July 31, 2008 of $96.5 million. In the three years in the period ended July 31, 2008, the Company satisfied its cash requirements primarily through a combination of its existing cash and cash equivalents, proceeds from the sale of businesses, proceeds from the sales and maturities of marketable securities and investments, arbitration awards and litigation settlements, and borrowings from third parties. The Company currently expects its operations in fiscal 2009 and the balance of cash, cash equivalents, marketable securities and pooled investment vehicles including hedge funds that it held as of July 31, 2008 will be sufficient to meet its currently anticipated working capital and capital expenditure requirements, and to fund any potential operating cash flow deficits within any of its segments for at least the next twelve months. Failure to generate sufficient revenue and operating income or to meet the goals in its fiscal 2009 operating budget could have a material adverse effect on the Company’s results of operations, financial condition and cash flows. The recoverability of assets is highly dependent on the ability of management to execute its business plan.

Basis of Consolidation and Accounting for Investments

The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. The consolidated financial statements include the Company’s controlled subsidiaries. In addition, the Company has not identified any variable interests in which the Company is the primary beneficiary. All significant intercompany accounts and transactions between the consolidated subsidiaries are eliminated. Investments in businesses that the Company does not control, but in

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respect of which the Company has the ability to exercise significant influence over operating and financial matters, are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method. Pursuant to the guidance in Emerging Issues Task Force (“EITF”) Topic D-46, Accounting for Limited Partnership Investments and EITF 03-16, Accounting for Investments in Limited Liability Companies, investments in pooled investment vehicles (including hedge funds) are accounted for using the equity method unless the Company’s interest is so minor that it has virtually no influence over operating and financial policies. Equity and cost method investments are included in “Investments” in the accompanying consolidated balance sheets. The Company periodically evaluates its equity and cost method investments for impairment due to declines considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, then a charge to earnings is recorded in “Other (expense) income, net” in the accompanying consolidated statements of operations, and a new basis in the investment is established.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation. Trade accounts payable of $7.0 million at July 31, 2007 in IDT Telecom has been netted with the trade accounts receivable from the same customers to conform to the current year’s presentation. For the years ended July 31, 2007 and 2006, bad debt expense of $12.9 million and $18.5 million, respectively, previously included as a component of selling, general and administrative expenses, has been stated separately on the consolidated statements of operations. For the years ended July 31, 2007 and 2006, research and development expenses of $5.2 million and $11.8 million, respectively, previously included as a component selling, general and administrative expenses, have been stated separately on the consolidated statements of operations. As described in Note 18, comparative historical business segment results have been reclassified and restated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Revenue Recognition

Traditional voice and VoIP telephony services are recognized as revenue when services are provided, primarily based on usage and/or the assessment of monthly fees. Revenue derived from sales of calling cards is deferred upon sale of the cards and are recognized as revenue when call usage of the cards occur and/or administrative fees are imposed, thereby reducing the Company’s outstanding obligation to the customer. Revenues from IDT Energy, the Company’s retail energy business, are recognized based on deliveries of power and natural gas to customers. Revenues from the Company’s purchased debt portfolios are accounted for in accordance with Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (see “Purchased Debt Portfolios and Revenue Recognition” in Note 1).

Direct Cost of Revenues

Direct cost of revenues for IDT Telecom consists primarily of termination costs, toll-free and payphone costs, and network costs—including customer/carrier interconnect charges and leased fiber circuit charges. Direct cost of revenues for IDT Energy consists primarily of the cost of natural gas and electricity sold. Also included in direct energy costs are scheduling costs, Independent System Operator, or ISO, fees, pipeline costs and utility service charges. Direct cost of revenues for IDT Carmel consists primarily of the cost of outsourced debt collection services and debt collection employees. Direct cost of revenues excludes depreciation and amortization expense.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marketable Securities

The Company has investments in marketable securities that are considered “available-for-sale” under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS 115, available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses (net of income taxes) that are considered temporary in nature recorded in “Accumulated other comprehensive income (loss)” in the accompanying consolidated balance sheets. The fair values of the Company’s investments in marketable securities are determined based on market quotations, except for auction rate notes at July 31, 2008 which are stated at estimated fair value (see Note 4). The Company periodically evaluates its investments in marketable securities for impairment due to declines in market value considered to be other than temporary. Such impairment evaluations include, in addition to persistent, declining market prices, general economic and Company-specific evaluations. If the Company determines that a decline in market value is other than temporary, then a charge to operations is recorded in “Other income (expense), net” in the accompanying consolidated statements of operations and a new cost basis in the investment is established.

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

Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company tests the recoverability of its long-lived assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company tests for impairment based on the projected undiscounted cash flows to be derived from such asset. If the projected undiscounted future cash flows are less than the carrying value of the asset, the Company will record an impairment loss based on the difference between the estimated fair value and the carrying value of the asset. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such asset using an appropriate discount rate. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record impairments in future periods and such impairments could be material.

Goodwill and Other Intangibles

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite lived intangible assets are not amortized. These assets are reviewed annually (or more frequently under various conditions) for impairment using a fair value approach. The annual goodwill impairment assessment involves estimating the fair value of the reporting unit and comparing it to its carrying amount. If the carrying value of the reporting unit exceeds its estimated fair value, additional steps are followed to determine if an impairment of goodwill is required. The fair value of the reporting units is estimated using discounted cash flow methodologies, as well as considering third party market value indicators. Calculating the fair value of the reporting units requires significant estimates and assumptions by management. Should the estimates and assumptions regarding the fair value of the reporting units prove to be incorrect, the Company may be required to record additional impairments to its goodwill in future periods and such impairments could be material. Costs associated with obtaining the right to use trademark and patents owned by third parties are capitalized and amortized on a straight-line basis over the term of the trademark and patents licenses.

Purchased Debt Portfolios and Revenue Recognition

The Company purchases debt portfolios that have experienced deterioration of credit quality at a significantly lower price than their contractual amount. Upon acquisition of debt portfolios, static pools of accounts are

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

established, which are aggregated based on certain common risk criteria. Each static pool is recorded at cost, which includes external acquisition costs, and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once pools are established, they are not changed unless replaced, returned or sold.

The Company accounts for its purchased debt portfolios in accordance with SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, which provides for recognition of the excess of the undiscounted collections expected at acquisition over the cost of the purchased debt as income. Income is recognized on a level-yield basis over the expected life of the debt (the “effective yield method”) based on the expected internal rate of return (“IRR”). Subsequent increases in cash flows expected to be collected are generally recognized prospectively through an increase to the IRR over the debt’s remaining life. Decreases in cash flows expected to be collected are recognized as impairment. Recognition of income under the effective yield method is dependent on having a reasonable expectation about the timing and amount of cash flows expected to be collected. The Company uses the cost recovery method to account for a portfolio if it cannot reasonably predict the timing and amount of collections from the portfolio. Under the cost recovery method, no income is recognized until the Company has fully collected the cost of the portfolio. In fiscal 2007, the Company’s first full year of operations in the debt acquisition business, the cost recovery method was primarily used as the Company was developing the experience necessary to reasonably predict the timing and amount of collections from the individual portfolios purchased. Income recognized on debt portfolios, including income from resale of portfolios, is included in “Revenues” in the consolidated statements of operations. Impairments recognized on debt portfolios are included in “Bad debt” in the consolidated statements of operations.

Derivative Instruments and Hedging Activities

The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. The accounting for changes in the fair value (that is, gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.

IDT Energy supplies electricity and natural gas to its retail customers. The Company utilizes forward physical delivery contracts for a substantial amount of its purchases of electricity and natural gas. These physical delivery contracts are defined as commodity derivative contracts under SFAS 133. Using the exemption available for qualifying contracts under SFAS 133, the Company applies the normal purchase and normal sale accounting treatment to its forward physical delivery contracts. Accordingly, the Company recognizes revenue from customer sales as energy is delivered to retail customers, and the related energy under the forward physical delivery contract is recognized as direct cost of revenues when it is received from suppliers. In addition, IDT Energy may enter into forward contracts designated as hedges against unfavorable fluctuations in electricity and natural gas prices. Such contracts do not qualify to be accounted for under hedge accounting in accordance with SFAS 133 and are recorded at fair value as a current asset or liability and any changes in fair value are recorded in “Direct cost of revenues” in the consolidated statements of operations.

The Company may also enter into foreign exchange and commodity prices forward contracts, designated as economic hedges or as speculative, which do not qualify to be accounted for under hedge accounting in accordance with SFAS 133. These contracts are designed to minimize the effect of fluctuations in foreign currencies or to take advantage of market trends and fluctuations in commodity prices. Such contracts are recorded at fair value as a current derivative asset or liability and any changes in fair value are recorded in “Other income (expense), net” in the consolidated statements of operations.

Advertising Expense

The majority of the Company’s advertising expense is incurred by IDT Telecom. Most of the advertisements are in print or television media, with expenses recorded as they are incurred. In fiscal 2008, fiscal 2007 and fiscal 2006, advertising expense included in selling, general and administrative expenses was $22.6 million, $25.7 million and $32.6 million, respectively.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and Development Costs

Costs for research and development, including the Company’s alternative energy and video content delivery and storage platform initiatives, as well as the internal development of new software products and for substantial enhancements to existing software products to be sold, are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized.

Capitalized Internal Use Software Costs

The Company capitalizes the cost of internal-use software that has a useful life in excess of one year in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These costs consist of payments made to third parties and the salaries of employees working on such software development. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized internal use software costs are amortized on a straight-line basis over their estimated useful lives. Amortization expense relating to such capitalized software in fiscal 2008, fiscal 2007 and fiscal 2006 was $13.8 million, $11.7 million and $9.0 million, respectively. Unamortized capitalized internal use software costs at July 31, 2008 and 2007 were $16.5 million and $21.8 million, respectively.

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

Commitments and Contingencies

The Company records and discloses commitments and contingencies in accordance with SFAS No. 5, Accounting for Contingencies, and related Interpretations. The Company accrues for loss contingencies when both (a) information available prior to issuance of the financial statements indicates that it is probable that a

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liability had been incurred at the date of the financial statements and (b) the amount of loss can reasonably be estimated. When the Company accrues for loss contingencies and the reasonable estimate of the loss is within a range, the Company records its best estimate within the range. When no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount in the range. In accordance with SFAS 5, an estimated possible loss or a range of loss is disclosed when it is at least reasonably possible that a loss may have been incurred.

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

The following securities have been excluded from the dilutive earnings per share computation because the Company reported losses from continuing operations for those years, and the impact of the assumed exercise of stock options, vesting of restricted stock and issuance of contingently issuable shares would have been anti-dilutive:

At July 31 (in thousands)	2008	2007	2006
Stock options	6,950	7,639	6,669
Non-vested restricted stock	394	591	1,391
Contingently issuable shares	24	43	18
TOTAL	7,368	8,273	8,078

Stock-Based Compensation

Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123 (revised 2004), Share-Based Payment, using the modified-prospective transition method. Under that transition method, compensation cost recognized after July 31, 2005 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of August 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to August 1, 2005, based on the grant-date fair value estimated in accordance with SFAS 123(R). In accordance with Staff Accounting Bulletin (“SAB”) No. 107 issued in March 2005, stock-based compensation is included in selling, general and administrative expense. In addition, when the Company adopted SFAS 123(R) on August 1, 2005, deferred compensation was reduced to zero with a corresponding decrease to additional paid in capital.

Taxes Collected from Customers and Remitted to Governmental Authorities

On February 1, 2007, the Company adopted EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF 06-3 provides guidance regarding accounting for certain taxes assessed by a governmental authority that are imposed on and concurrent with specific revenue-producing transactions between a seller and a customer. These taxes include, among others, Universal Service Fund (“USF”) charges, sales, use, value added and some excise taxes. The Company currently records USF charges that are billed to customers on a gross basis in its results of operations, and records other taxes and surcharges on a net basis. USF charges in the amount of $3.8 million, $9.6 million and $8.9 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively, were recorded on a gross basis.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Vulnerability Due to Certain Concentrations

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, marketable securities, investments in pooled investment vehicles including hedge funds and trade accounts receivable. The Company’s temporary cash investments policy is to limit the dollar amount of investments with any one financial institution and monitor the credit ratings of its counterparties. While the Company may be exposed to credit losses due to the nonperformance of its counterparties, the Company does not expect the settlement of these transactions to have a material effect on its results of operations, cash flows or financial condition. Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers in various geographic regions and industry segments comprising the Company’s customer base. No single customer accounted for more than 10% of consolidated revenues in fiscal 2008, fiscal 2007 or fiscal 2006. However, the Company’s five largest customers collectively accounted for 7.1%, 8.6% and 10.6% of its consolidated revenues in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. The Company’s customers with the five largest receivables balances collectively accounted for 15.9% and 10.7% of the consolidated gross trade accounts receivable at July 31, 2008 and 2007, respectively. This concentration of customers increases the Company’s risk associated with nonpayment by those customers. In an effort to reduce such risk, the Company performs ongoing credit evaluations of its significant retail telecom, wholesale carrier and cable telephony customers. In addition, the Company often attempts to mitigate the credit risk related to specific wholesale carrier customers by also buying services from the customer in question, in order to create an opportunity to offset its payables and receivables and reduce its net trade accounts receivable exposure risk.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The allowance is determined based on known troubled accounts, historical experience and other currently available evidence. The change in the allowance for doubtful accounts is as follows:

Year ended July 31 (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions(1)	Balance at end of year
2008
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$19,654	$13,996	$(12,061)	$21,589
2007
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$38,421	$13,307	$(32,074)	$19,654
2006
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$40,257	$18,544	$(20,380)	$38,421

(1) Uncollectible accounts written off, net of recoveries. Fiscal 2007 deductions also include $6.1 million from the sale of our U.K.-based Toucan business.

Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amounts that could be realized or would be paid in a current market exchange. At July 31, 2008 and 2007, the carrying value of the Company’s trade accounts receivable, prepaid expenses, short term investments, other current assets, trade accounts payable, income taxes payable, accrued expenses, deferred revenue, capital lease obligations—current portion, notes payable—current portion and other current liabilities approximate fair value because of the short period of time to maturity. At July 31, 2008 and 2007, the carrying value of the long term portion of the Company’s notes payable and capital lease obligations approximate fair value as their contractual interest rates approximate market yields for similar debt instruments.

Recently Issued Accounting Standards Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). The Company is required to adopt SFAS 157 effective August 1, 2008, except for the items within the scope of FSP 157-2, for which the Company is required to adopt SFAS 157 effective August 1, 2009. The impact of partially adopting SFAS 157 effective August 1, 2008 is not expected to be material to the Company’s financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS 141(R) establishes principles and requirements for how the acquirer: (a) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of the assets acquired and liabilities assumed in the transaction at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; the immediate expense recognition of transaction costs; changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense; and restructuring plans will be accounted for separately from the business combination, among other things. The Company is required to apply SFAS 141(R) to business combinations with an acquisition date on or after August 1, 2009. SFAS 141 (R) fundamentally changes many aspects of existing accounting requirements for business combinations. As such, if the Company enters into any business combinations after the adoption of SFAS 141(R), a transaction may significantly impact the Company’s financial position and results of operations, but not cash flows, when compared to acquisitions accounted for under current U.S. GAAP.

In December 2007, the FASB issued SFAS No.160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Also, SFAS 160 requires consolidated net income (loss) to include the amounts attributable to both the parent and the noncontrolling interest, and it requires disclosure of the amounts of net income (loss) attributable to the parent and to the noncontrolling interest. Finally, SFAS 160 requires increases and decreases

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in the noncontrolling ownership interest amount to be accounted for as equity transactions, and the gain or loss on the deconsolidation of a subsidiary will be measured using the fair value of any noncontrolling equity investment rather than the carrying amount of the retained investment. The Company is required to adopt SFAS 160 on August 1, 2009. Upon the adoption of SFAS 160, the Company will change the classification and presentation of noncontrolling interest in its financial statements, which is currently referred to as minority interests. The Company is still evaluating the impact that SFAS 160 will have on its consolidated financial statements, but the Company does not expect SFAS 160 to have a material impact on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. SFAS 161 is intended to enhance the current disclosure framework of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires enhanced disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. The Company is required to adopt SFAS 161 on February 1, 2009. The Company is currently evaluating the impact of SFAS 161 on the disclosures in its consolidated financial statements.

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

Note 2—Acquisitions

E.G.L. Oil Shale, L.L.C.

As of April 10, 2008, AMSO, a wholly owned subsidiary of the Company, acquired a 75% equity interest in American Shale Oil, L.L.C. (“AMSO”) (formerly known as E.G.L. Oil Shale, L.L.C.) in exchange for cash of $2.5 million and certain commitments for future funding of AMSO LLC’s operations. As of April 22, 2008, the Company acquired an additional 14.9437% equity interest in AMSO LLC in exchange for cash of $3.0 million. AMSO LLC is one of three holders of 10-year leases granted by the U.S. Bureau of Land Management to research, develop and demonstrate in-situ technologies for potential commercial shale oil production in western Colorado. Once AMSO LLC demonstrates the economic and environmental viability of its technology, it will have the opportunity to expand its lease to 5,120 acres for commercial development. AMSO has committed to a minimum total investment of $11.0 million in AMSO LLC, of which $4.1 million was transferred to AMSO LLC and $3.5 million has been utilized through July 31, 2008. AMSO’s 75% equity interest is subject to reduction if AMSO fails to meet further commitments to fund the research, development and demonstration plan. The acquisition of AMSO LLC was accounted for under the purchase method of accounting, and accordingly, the net assets and results of operations of the acquired business were included in the consolidated financial statements from the date of acquisition. The Company charged an aggregate of $5.5 million to research and development expense at the acquisition date, which included the amounts assigned to AMSO LLC’s tangible and intangible assets to be used in its research and development project that have no alternative future use.

Internet Mobile Group

In December 2006, the Company formed IDT Internet Mobile Group and acquired 90% of Norway-based Zedge.net for cash of $2.1 million and an aggregate of $1.3 million to be paid in equal installments in December 2007 and December 2008. In addition, in December 2006 the Company invested $7.0 million in Zedge preferred shares. In June 2007, the Company acquired a controlling interest in IDW Publishing for $2.5

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million, which is net of cash acquired of $1.6 million. These acquisitions were accounted for under the purchase method and accordingly in fiscal 2007, based on preliminary information, the Company recorded goodwill of $6.0 million that represented the excess purchase price paid over the fair value of the net assets acquired. The purchase price allocation was completed in fiscal 2008 and resulted in the allocation of $0.9 million from goodwill to other intangible assets. The results of operations of Zedge and IDW Publishing were included in the consolidated results of operations since the dates of the acquisitions.

On September 23, 2008, the Company sold a 10% ownership interest on a fully-diluted basis in Zedge to Shaman II, L.P. for cash of $1.0 million. One of the limited partners in Shaman II, L.P. was a former employee of the Company.

Net2Phone

On November 10, 2005, the Company commenced a tender offer for all outstanding shares of common stock of Net2Phone not owned by the Company or its affiliates, at a price of $2.05 per share. During the second quarter of fiscal 2006, the Company purchased 33.2 million shares of Net2Phone, which were validly tendered in the offer, for a total purchase price of $68.3 million. On March 13, 2006, the Company and Net2Phone consummated a merger transaction in which the Company acquired all remaining outstanding shares of Net2Phone. All previously outstanding shares of Net2Phone, other than shares held by the Company and its subsidiaries, were canceled and converted automatically into the right to receive $2.05 per share in cash for a total purchase price of $28.8 million. As a result of the merger, Net2Phone is a wholly owned subsidiary of the Company and the Net2Phone common stock is no longer publicly traded. These acquisitions of Net2Phone’s shares were accounted for under the purchase method and, accordingly in fiscal 2006, the Company recorded a reduction in minority interests of $38.4 million and an increase to goodwill and intangibles of $58.7 million, which represented the excess purchase price paid over the fair value of the additional interest in net assets acquired.

Note 3—Dispositions

IDT Entertainment

In the first quarter of fiscal 2007, the Company completed the sale of IDT Entertainment to Liberty Media for (i) 14.9 million shares of IDT Class B common stock and Liberty Media’s approximate 4.8% interest in IDT Telecom, (ii) $220.0 million in cash, net of certain working capital adjustments, (iii) the repayment of $58.7 million of IDT Entertainment’s intercompany indebtedness payable to the Company and (iv) the assumption of all of IDT Entertainment’s existing indebtedness. The Company is also eligible to receive additional consideration from Liberty Media based upon any appreciation in the value of IDT Entertainment over the five-year period following the closing of the transaction or a shorter period under specified circumstances (“Contingent Value”), equal to 25% of the excess, if any, of the net equity value of IDT Entertainment over $453 million. However, the Company would have to pay Liberty Media up to $3.5 million if the Contingent Value does not exceed $439 million, which is included in “Other long-term liabilities” in the consolidated balance sheet. The Company retired the 14.9 million shares of its Class B common stock that were received from Liberty Media. The Company recognized a gain of $205.2 million in fiscal 2007 in connection with the sale. Loss on sale of discontinued operations in fiscal 2008 of $4.9 million included compensation, taxes and the costs of a lawsuit, all of which arose from and were directly related to the operations of IDT Entertainment prior to its disposal.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Summary Financial Data of Discontinued Operations

Revenues, income (loss) before income taxes and net (loss) income of IDT Entertainment and Corbina, which are included in discontinued operations, were as follows:

Year ended July 31, (in thousands)	2007	2006
Revenues:
IDT Entertainment	$17,905	$181,376
Corbina	—	43,766
	$17,905	$225,142
(Loss) income before income taxes:
IDT Entertainment	$(6,995)	$(39,337)
Corbina	—	7,107
	$(6,995)	$(32,230)
Net (loss) income:
IDT Entertainment	$(7,165)	$(41,311)
Corbina	—	5,428
	$(7,165)	$(35,883)

IDT Global Israel

In the fourth quarter of fiscal 2008, the Company disposed of 80% of the issued and outstanding shares of IDT Global Israel, Ltd., its call center operations in Israel, in a transaction with the Chief Executive Officer of IDT Global Israel for a nominal amount and recorded a loss of $8.8 million. The Company retained exclusive control over the sale of IDT Global Israel’s building, and once the building is sold, the Company will receive the net proceeds of the sale after the repayment of the mortgage. At July 31, 2008, the estimated sale price of the building net of costs to sell of $18.2 million was included in “Other current assets” and the mortgage balance of $7.1 million was included in “Other current liabilities”. The Company agreed to use a certain amount of IDT Global Israel’s call center services for one year after the disposal. The disposal did not meet the criteria to be reported as a discontinued operation; therefore IDT Global Israel’s historical results of operations are included in IDT Capital.

The Company’s results of operations for fiscal 2008, fiscal 2007 and fiscal 2006 included revenues generated by IDT Global Israel’s operations of $5.2 million, $11.4 million and $10.2 million, respectively, and loss from operations of $10.3 million, $4.3 million and $4.7 million, respectively.

Toucan

In the first quarter of fiscal 2007, the Company completed the sale of its United Kingdom-based consumer phone services business, Toucan, to Pipex Communications plc in exchange for $38.4 million in cash (including the assumption of intercompany obligations owed to the Company and its subsidiaries) and 43.2 million Pipex ordinary shares, which were later sold for $7.9 million. Toucan was launched in November 2003 and marketed local, long distance, broadband and wireless communications services in the United Kingdom. Pursuant to the terms of the agreement, Pipex assumed Toucan’s existing customer base and

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

those employees supporting its operations. The Company provided Toucan with termination, call center and other support services. As a result of these continuing services, the sale did not meet the criteria to be reported as a discontinued operation. Toucan’s historical results of operations are included in the Company’s Consumer Phone Services segment. The Company’s results of operations for fiscal 2007 and fiscal 2006 included revenues generated by Toucan’s operations of $16.4 million and $69.1 million, respectively, and loss from operations of $2.6 million and $18.3 million, respectively. In fiscal 2007, the Company recognized a gain of $44.7 million in connection with the sale.

Note 4—Marketable Securities

The Company classifies all of its marketable securities as “available-for-sale” securities. Marketable securities, consisting primarily of U.S. Government Agency Obligations, corporate and other debt and equity securities, are stated at market value (except for auction rate notes which are stated at estimated fair value as described below), with unrealized gains and losses in such securities reflected, net of tax, in “Accumulated other comprehensive income (loss)” in the accompanying consolidated balance sheets. The Company intends to maintain a liquid portfolio to take advantage of investment opportunities. Therefore, all marketable securities are classified as “short-term.”

The Company’s marketable securities at July 31, 2008 included auction rate notes with a par value of $14.3 million. These notes are auction rate securities for which the underlying asset is preferred stock of the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The Company determined that there was an other than temporary decline in the value of these auction rate notes at July 31, 2008, and accordingly, recorded a $7.2 million charge that is included in “Other expense (income), net” in the accompanying consolidated statement of operations and reduced the auction rate notes balance to an estimated fair value of $7.1 million. The market value of these securities at July 31, 2008 was estimated primarily based on the value of the underlying assets. On September 7, 2008, the Federal Housing Finance Agency (“FHFA”) placed Fannie Mae and Freddie Mac into conservatorship administered by the FHFA. One result of the conservatorship and related actions of the FHFA was a significant decline in the market value of Fannie Mae and Freddie Mac’s preferred stock. The Company currently expects an additional charge in the first quarter of fiscal 2009 as a result of this decline in value.

The following is a summary of marketable securities:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
July 31, 2008:
Available-for-sale securities:
U.S. Government Agency Obligations	$76,336	$27	$(863)	$75,500
Corporate and other debt securities	38,100	—	(2,160)	35,940
Equity securities	19	6	(3)	22
	$114,455	$33	$(3,026)	$111,462
July 31, 2007:
Available-for-sale securities:
U.S. Government Agency Obligations	$211,512	$1	$(3,191)	$208,322
Corporate and other debt securities	99,045	405	(639)	98,811
Equity securities	77,960	8,200	(5,153)	81,007
	$388,517	$8,606	$(8,983)	$388,140

Proceeds from sales and maturities of available-for-sale securities and the gross realized gains (losses) that have been included in earnings as a result of those sales in fiscal 2008, fiscal 2007 and fiscal 2006 were $695.7 million and $(21.3) million, $1,684.3 million and $4.9 million, and $1,760.7 million and $(0.4) million, respectively. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of marketable securities.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturities of the Company’s available-for-sale U.S. Government Agency Obligations and corporate and other debt securities at July 31, 2008 are as follows:

(in thousands)	Fair Value
Within one year	$10,601
After one year through five years	66,783
After five years through ten years	34,056
$111,440

The majority of the Company’s marketable securities, consisting mostly of U.S. Government Agency Obligations, are issued with call options that allow the issuers to redeem their respective securities before the scheduled maturity dates. As such, many of the Company’s securities may be redeemed well in advance of their scheduled maturity dates.

The following available-for-sale securities are in an unrealized loss position for which other-than-temporary impairments have not been recognized:

(in thousands)	Unrealized Losses	Fair Value
July 31, 2008:
U.S. Government Agency Obligations	$863	$67,109
Corporate and other debt securities	2,160	28,840
Equity securities	3	1
	$3,026	$95,950
July 31, 2007:
U.S. Government Agency Obligations	$3,191	$201,340
Corporate and other debt securities	639	67,348
Equity securities	5,153	52,844
	$8,983	$321,532

The following available-for-sale marketable securities as of July 31, 2008 and 2007 have been in a continuous unrealized loss position for 12 months or longer:

(in thousands)	Unrealized Losses	Fair Value
July 31, 2008:
Available-for-sale securities:
U.S. Government Agency Obligations	$600	$9,400
Corporate and other debt securities	1,132	8,168
	$1,732	$17,568
July 31, 2007:
Available-for-sale securities:
U.S. Government Agency Obligations	$1,513	$81,557

The Company concluded that the decline in the value of its marketable debt securities is temporary, since collection is probable and the Company has the ability and intent to hold these investments until the forecasted recovery of fair value up to the cost of the investments.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Property, Plant and Equipment

Property, plant and equipment consists of the following:

July 31 (in thousands)	2008	2007
Equipment	$456,934	$492,543
Land and buildings	132,384	101,864
Computer software	88,244	77,972
Leasehold improvements	49,267	49,743
Furniture and fixtures	12,844	11,081
	739,673	733,203
Less accumulated depreciation and amortization	(509,742)	(481,885)
Property, plant and equipment, net	$229,931	$251,318

On February 7, 2008, the Company completed the purchase of its headquarters office building in exchange for $24.8 million in cash and the assumption of the remainder of the existing mortgage on the building in the amount of $26.9 million. In addition, an affiliate of the seller repaid its $16.9 million note payable to the Company that was secured by an interest in the building.

In the fourth quarter of fiscal 2008, the Company assessed the value of its WMET-AM radio station in the Washington, D.C. metropolitan area. The Company measured WMET’s fair value by discounting its estimated future cash flows using an appropriate discount rate. As a result of this assessment, the Company recorded an impairment charge of $3.5 million on certain of WMET’s fixed assets, measured by the excess of the carrying amount of the asset group over the estimated fair value.

In the fourth quarter of fiscal 2008, the Company sold 80% of the issued and outstanding shares of IDT Global Israel, Ltd., its call center operations in Israel. IDT Global Israel’s fixed assets were included in the sale. On the date of the sale, the fixed assets’ cost was $31.0 million and accumulated depreciation was $6.0 million. IDT Global Israel’s most significant fixed asset was its building, the cost of which was $21.7 million and accumulated depreciation was $1.6 million on the date of the sale.

Fixed assets under capital leases were $51.7 million and $84.5 million at July 31, 2008 and 2007, respectively. The accumulated depreciation related to these assets under capital leases was $33.7 million and $49.5 million at July 31, 2008 and 2007, respectively. Depreciation of fixed assets under capital leases is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Depreciation and amortization expense of property, plant and equipment was $63.7 million, $72.0 million, and $78.4 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

Note 6—Goodwill, Licenses and Other Intangibles

In fiscal 2008, the Company recorded impairment charges of $17.9 million in its Prepaid Products segment, $5.8 million in its Wholesale Telecommunications Services segment and $1.6 million in IDT Carmel related to goodwill. In the fourth quarter of fiscal 2008, the Company assessed the value and evaluated the financial performance of its reporting units. The Company measured the fair value of the reporting units by discounting their estimated future cash flows using an appropriate discount rate. As a result of this analysis, the Company recorded an aggregate impairment charge of $25.3 million on goodwill, measured by the excess of the carrying amount of the reporting unit’s goodwill over its implied fair value.

In fiscal 2007, based on a preliminary purchase price allocation, the Company recorded goodwill of $6.0 million in IDT Capital related to IDT Internet Mobile Group acquisitions (see Note 2) and $1.2 million in the Prepaid Products segment related to the acquisition of Fabrix T.V., Ltd., the Company’s majority-owned Israeli company developing a video content delivery and storage platform. In fiscal 2008, the purchase price

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allocations were completed and resulted in the allocation in IDT Capital of $0.9 million from goodwill to other intangible assets, and the allocation in the Prepaid Products segment of $1.2 million from goodwill to research and development expense.

In fiscal 2007, the Company recorded an impairment charge of $1.6 million in its Prepaid Products segment related to goodwill. In the fourth quarter of fiscal 2007, the Company assessed the value, based on market quotes, of its Ethnic Grocery Brands (“EGB”) business and evaluated its financial performance. As a result of this analysis, the Company recorded an impairment charge of $1.6 million on EGB’s goodwill, measured by the excess of the carrying amount of EGB’s goodwill over its implied fair value. In addition, based on this analysis, the Company recorded an impairment charge of $5.8 million on EGB’s trademarks since the Company believed these intangible assets were not recoverable.

The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from July 31, 2006 to July 31, 2008:

(in thousands)	Prepaid Products	Wholesale Telecommunications Services	IDT Capital	IDT Energy	IDT Carmel	Corporate	Total
Balance as of July 31, 2006	$62,101	$6,705	$31,088	$3,663	$1,521	$499	$105,577
Acquisitions	1,184	—	6,126	—	20	—	7,330
Dispositions	(8,122)	(902)	(1,000)	—	—	—	(10,024)
Foreign currency translation adjustments	184	—	—	—	—	—	184
Impairments	(1,552)	—	—	—	—	—	(1,552)
Balance as of July 31, 2007	$53,795	$5,803	$36,214	$3,663	$1,541	$499	$101,515
Acquisitions	—	—	62	—	80	—	142
Purchase price allocation	(1,184)	—	(924)	—	—	—	(2,108)
Foreign currency translation adjustments	288	—	—	—	—	—	288
Impairments	(17,904)	(5,803)	—	—	(1,621)	—	(25,328)
Balance as of July 31, 2008	$34,995	$—	$35,352	$3,663	$—	$499	$74,509

The table below presents information on the Company’s licenses and other intangible assets:

(in thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
As of July 31, 2008

Intangible assets with indefinite life:
FCC licenses	Indefinite life	$5,841	$—	$5,841

Amortized intangible assets:
Core technology, patents and other intangible assets	3.5 years	26,156	(22,560)	3,596
Total licenses and other intangibles		$31,997	$(22,560)	$9,437
As of July 31, 2007

Intangible assets with indefinite life:
FCC licenses	Indefinite life	$5,841	$—	$5,841

Amortized intangible assets:
Core technology, patents and other intangible assets	3.3 years	26,110	(18,127)	7,983
Total licenses and other intangibles		$31,951	$(18,127)	$13,824

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense of licenses and other intangible assets was $5.0 million, $8.0 million, and $8.7 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. The Company estimates that amortization expense of intangible assets with finite lives will be $3.0 million, $0.5 million, and $0.1 million in fiscal 2009, fiscal 2010 and fiscal 2011, respectively.

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

The table below summarizes the change in the carrying value of the purchased debt portfolios for the year ended July 31, 2008:

(in thousands)
Balance, July 31, 2007	$51,112
Purchases of debt portfolios	67,332
Collections	(66,561)
Proceeds from portfolio sales applied to carrying value	(1,702)
Revenue recognized	44,530
Provision for bad debt	(31,652)
Balance, July 31, 2008	63,059
Less current portion included in other current assets	(14,655)
Long term portion included in other assets	$48,404

As of July 31, 2008, the original undiscounted contractual amount less collections since acquisition was $1.7 billion.

During the year ended July 31, 2008, debt portfolios were purchased with a face value of $756.2 million for $67.3 million. The estimated cash flows expected to be collected at the date of acquisition for these portfolios was approximately $126.0 million.

Purchases during the year ended July 31, 2008 include $0.7 million for debt portfolios accounted for using the cost recovery method. As of July 31, 2008, there were no debt portfolios accounted for using the cost recovery method.

Accretable yield represents the amount of revenue expected over the remaining life of the investment in purchased debt portfolios. The change in accretable yield for the debt portfolios accounted for using the effective yield method for the year ended July 31, 2008 is as follows:

(in thousands)
Balance, July 31, 2007	$56,963
Additions	59,603
Revenue recognized	(40,564)
Adjustments	1,497
Balance, July 31, 2008	$77,499

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in the provision for bad debt of the portfolios for the year ended July 31, 2008 is as follows:

(in thousands)
Balance, July 31, 2007	$—
Provision for bad debt	31,652
Uncollectible accounts written-off	(9,571)
Balance, July 31, 2008	$22,081

In the year ended July 31, 2008, the Company recorded bad debt expense of $31.7 million as a result of lower than expected cash collections in fiscal 2008 and decreases in the estimated future cash collections for certain pools of portfolios.

Note 8—Notes Payable

The Company’s notes payable consist of the following:

July 31 (in thousands)	2008	2007
$47.6 million senior secured loan due January 2020(a)	$45,496	$46,188
$13.6 million mezzanine secured loan due December 2019(a)	13,174	13,419
$11.0 million secured term loan due August 2015(b)	10,591	10,741
$26.9 million secured term loan due April 2020(c)	26,589	—
$7.2 million secured term loan due May 2035(d)	6,415	6,654
$12.0 million secured term loan due April 2013(e)	—	8,625
Other	—	5,315
Total notes payable	102,265	90,942
Less current portion	(2,115)	(8,095)
Notes payable—long term portion	$100,150	$82,847

The estimated future principal payments for the notes payable as of July 31, 2008 are approximately as follows:

(in thousands)
Year ending July 31:
2009	$2,115
2010	2,469
2011	3,455
2012	3,826
2013	4,246
Thereafter	86,154
Total notes payable	$102,265

(a) On May 18, 2005, the Company assumed the following two loans, which are secured by two mortgages on the leasehold interests: (i) $47.6 million senior loan payable over 15 years, requiring variable monthly payments of $0.3 million of principal and interest, at an effective interest rate of 5.90%, beginning on February 7, 2005, with a final balloon payment of $33.9 million due on January 13, 2020; and (ii) $13.6 million mezzanine loan payable over 15 years, requiring variable monthly payments of principal and interest at the annual rate of 6.65%, beginning on January 5, 2005, with the final payment due December 5, 2019.

(b) On August 26, 2005, the Company entered into an $11.0 million term loan payable over 10 years to finance the cost of two properties used to house the Company’s telecom network infrastructure. The loan bears interest at the rate of 5.60% per annum and is payable in monthly installments consisting of principal and interest beginning on October 1, 2005, with the last installment payable on August 1, 2015. The loan is secured by a mortgage on the two properties.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c) On February 7, 2008, the Company completed the purchase of its headquarters office building in exchange for $24.8 million in cash and the assumption of the remainder of the existing mortgage on the building in the amount of $26.9 million. The mortgage secures a promissory note that bears interest at the rate of 8.9% per annum and is payable in monthly installments consisting of principal and interest. The maturity date of the note is April 1, 2020.

(d) On June 30, 2005, the Company entered into a $7.2 million term loan payable over 30 years to finance the cost of a property that was used to house the Company’s domestic call center operations. The loan bears interest at the three month LIBOR plus 1.00% and is payable in monthly installments consisting of principal and interest beginning on July 31, 2005, with the last installment payable on May 30, 2035. The loan is secured by a mortgage on the property. The effective interest rate on July 31, 2008 and 2007 was 3.79% and 6.36%, respectively.

(e) On April 28, 2005, the Company through IDT Global Israel, Ltd. entered into a $12.0 million term loan payable over 8 years to finance the cost of the building used to house the Company’s call center operations in Israel. In the fourth quarter of fiscal 2008, the Company sold 80% of the issued and outstanding shares of IDT Global Israel, Ltd.

Note 9—Income Taxes

Significant components of the Company’s deferred tax assets and deferred tax liabilities consist of the following:

July 31 (in thousands)	2008	2007
Deferred tax assets:
Bad debt reserve	$4,409	$4,387
Accrued expenses	15,209	15,540
Exercise of stock options and lapsing of restrictions on restricted stock	24,503	3,045
Charitable contributions	18,286	23,515
Unrecognized loss on securities	13,751	—
Net operating loss	361,637	554,975
Other	1,552	9,088
Total deferred tax assets	439,347	610,550

Deferred tax liabilities:
Gain on sales of subsidiary stock	(90,879)	(90,879)
Unrecognized gain on securities, net	—	(342,099)
Depreciation	(4,159)	(375)
Total deferred tax liabilities	(95,038)	(433,353)
Valuation allowance	(342,009)	(282,246)
NET DEFERRED TAX ASSETS (LIABILITIES)	$2,300	$(105,049)

The provision for income taxes consists of the following for the years ended July 31:

(in thousands)	2008	2007	2006
Current:
Federal	$6,686	$2,250	$—
State and local	3,538	1,508	643
Foreign	1,999	(153)	1,933
	12,223	3,605	2,576
Deferred:
Federal	—	—	—
State and local	—	—	—
Foreign	(2,300)	—	—
	(2,300)	—	—
PROVISION FOR INCOME TAXES	$9,923	$3,605	$2,576

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows for the years ended July 31:

(in thousands)	2008	2007	2006
U.S. federal income tax at statutory rate	$(73,331)	$(47,544)	$(59,738)
Valuation allowance	55,975	12,295	91,472
Foreign tax rate differential	16,204	37,170	(34,781)
Nondeductible expenses	950	176	6,763
Interest on income taxes	8,936	—	—
Other	1,815	—	—
Prior year tax benefit	(1,550)	—	(1,800)
State and local income tax, net of federal benefit	924	1,508	660
PROVISION FOR INCOME TAXES	$9,923	$3,605	$2,576

At July 31, 2008, the Company had federal and state net operating loss carryforwards of approximately $204 million. This carry-forward loss is available to offset future U.S. federal and state taxable income. The net operating loss carryforwards will start to expire in fiscal 2009, with fiscal 2008’s loss expiring in fiscal 2029. The Company also has foreign net operating losses of approximately $219 million, which will start to expire in fiscal 2011, and additional net operating losses of approximately $569 million from its Net2Phone subsidiary, which will expire through fiscal 2027. With the reacquisition of Net2Phone in March 2006, these losses will be limited under Internal Revenue Service (“IRS”) section 382 to approximately $7 million per year.

The Company has not recorded U.S. income tax expense for foreign earnings, as such earnings are permanently reinvested offshore. The cumulative undistributed foreign earnings are included in retained earnings in the Company’s consolidated balance sheets, and consisted of approximately $440 million at July 31, 2008. Upon distribution of these foreign earnings, the Company may be subject to U.S. income taxes and foreign withholding taxes, however, it is not practicable to determine the amount, if any, which would be paid.

In fiscal 2006, the IRS commenced an audit of our U.S. federal tax returns for fiscal years 2001, 2002, 2003 and 2004. The Company previously established reserves of approximately $132 million representing management’s best estimate of additional amounts of taxes and interest that the Company could be required to pay. On June 19, 2008, after discussions with the IRS, the Company received notices of Income Tax Examination Changes from the IRS claiming that, for fiscal years 2001, 2002, 2003 and 2004, the Company owed approximately $75 million in taxes for fiscal 2001 and approximately $1 million for adjustments carried forward to fiscal 2005 and 2006. These amounts do not include applicable interest. In August 2008, the Company signed the notices acknowledging the IRS’ determination and the notices have been countersigned by the IRS. In connection therewith, in July 2008 the Company paid $10.0 million and in October 2008 the Company paid $20.0 million of the amount noted. On August 27, 2008, the Company received a Notice of Tax Due from the IRS setting the interest owed at $39.5 million. The Company has entered into discussions with the IRS regarding the timing of payment. The Company also applied a tax refund of $2.2 million against the amount due.

Effective August 1, 2007, the Company adopted FIN 48, which, among other things, clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. The adoption of FIN 48 resulted in a one-time decrease in the opening balance of retained earnings of $19.8 million. In addition, the adoption included a reduction in deferred tax liabilities of $358.8 million and a corresponding increase in non-current income tax payable.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the change in the balance of unrecognized income tax benefits for the year ended July 31, 2008:

(in thousands)
Balance, August 1, 2007 (excludes interest)	$323,793
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	125,019
Reductions for tax positions of prior years	(89,984)
Settlements	(353,328)
Lapses of statutes of limitations	—
Balance, July 31, 2008	$5,500

The reduction in unrecognized income tax benefits in fiscal 2008 was a result of the IRS audit, and was offset by a reduction in the Company’s net operating loss carryforwards and an adjustment to the Company’s valuation allowance. There was no impact on the Company’s effective income tax rate. The Company expects to settle the remaining balance in the next twelve months upon the resolution of an audit in the Netherlands. The Company does not expect to record any additional amounts related to this audit. The settlement will not affect the Company’s effective income tax rate.

The Company classifies interest and penalties on income taxes as a component of income tax expense. As of August 1, 2007, accrued interest relating to the unrecognized tax benefits was $40.0 million. In the year ended July 31, 2008, the Company recorded additional interest of $8.9 million. As of July 31, 2008, accrued interest included in current income taxes payable was $48.9 million.

The Company currently remains subject to examinations of its tax returns as follows: U.S. federal tax returns for fiscal 2005 to fiscal 2008, state and local tax returns generally for fiscal 2001 to fiscal 2008 and foreign tax returns generally for fiscal 2002 to fiscal 2008. The IRS has informed the Company that it intends to commence an audit of the Company’s federal tax returns for fiscal years 2005, 2006 and 2007 in the near future. In addition, a subsidiary of the Company is currently under audit in the Netherlands. Management of the Company believes that it has adequately provided for all tax positions, however amounts asserted by taxing authorities could be greater than the accrued amounts. Accordingly, additional tax provisions may be recorded in the future as revised estimates are made or the underlying matters are settled or resolved.

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

Cash Dividend

In fiscal 2007, the Company’s Board of Directors authorized aggregate cash dividends of $0.375 per share of the Company’s common stock, Class A common stock and Class B common stock. The Company paid an aggregate of $30.8 million to shareholders of record in fiscal 2007. No dividend was authorized or paid in fiscal 2008.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Treasury Stock

In June 2006, the Company’s Board of Directors authorized a stock repurchase program for the repurchase of up to an aggregate of 25 million shares of the Company’s Class B common stock and common stock, without regard to class. The Board of Directors also authorized the termination of the Company’s previous stock repurchase program, under which the Company had authority to purchase an additional 1.9 million shares of common stock and 11.7 million shares of Class B common stock. Through June 2006, under the Company’s previous stock repurchase program, the Company repurchased an aggregate of 6.4 million shares of common stock and Class B common stock for an aggregate purchase price of $79.3 million, of which $63.7 million occurred in fiscal 2006. Under the Company’s current stock repurchase program, during fiscal 2008, fiscal 2007 and fiscal 2006, the Company repurchased an aggregate of 5.8 million, 1.7 million and 0.4 million shares, respectively, of common stock and Class B common stock for an aggregate purchase price of $44.5 million, $17.5 million and $5.9 million, respectively. As of July 31, 2008, 17.1 million shares remained available for repurchase under the stock repurchase program.

During fiscal 2008, fiscal 2007 and fiscal 2006, less than 0.1 million, 0.2 million and 0.1 million shares, respectively, of the Company’s Class B common stock held in treasury were issued in connection with stock option exercises.

During fiscal 2008, fiscal 2007 and fiscal 2006, the Company acquired an aggregate of 0.2 million, 0.4 million and 0.3 million shares, respectively, of its Class B common stock held by certain of its employees for $0.9 million, $5.0 million and $3.9 million, respectively, to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on restricted stock awards. Such shares are repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

Note 11—Stock Based Compensation

Share-Based Compensation Plans

In September 2005, the Board of Directors of the Company approved and adopted, subject to shareholder approval, the Company’s 2005 Stock Option and Incentive Plan (the “Stock Option and Incentive Plan”) to provide incentives to executives, employees, directors and consultants of the Company. Incentives available under the Stock Option and Incentive Plan may include stock options, stock appreciation rights, limited rights, deferred stock units, and restricted stock. The number of shares of Class B common stock reserved for award under the Stock Option and Incentive Plan is 5.5 million shares and as of July 31, 2008, 2.2 million shares remain available for future grants.

Compensation cost is generally recognized using the accelerated method over the vesting period. The compensation cost that has been charged against income for the Company and its subsidiaries’ share-based compensation plans was $4.4 million, $13.2 million and $21.5 million for fiscal 2008, fiscal 2007, and fiscal 2006, respectively. No income tax benefits were recognized in the consolidated statements of operations for share-based compensation arrangements during fiscal 2008, fiscal 2007 or fiscal 2006. The Company does not currently recognize the tax benefits resulting from tax deductions in excess of the compensation cost recognized from its share-based compensation because the Company does not currently expect to realize the tax benefit due to the uncertainty of future taxable income.

Stock Options

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Option awards generally vest on a graded basis over three years of service and have ten-year contractual terms. The fair value of stock options are estimated on the date of the grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s Class B common stock and other factors. The Company uses historical data on exercise of stock options, post vesting forfeitures and other factors to estimate the expected term of the share-based payments granted. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Generally, share-based payments become exercisable over a three-year graded vesting period, and stock options expire ten years from the date of grant.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2008	2007	2006
ASSUMPTIONS
Average risk-free interest rate	4.26%	4.71%	4.48%
Expected dividend yield	—	4.4%	—
Expected volatility	25%	26%	26%
Expected term	5.2 years	5.2 years	5.0 years

A summary of stock option activity for the Company is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2007	7,639	$10.03
Granted	59	7.95
Exercised	(28)	3.42
Cancelled / Forfeited	(720)	11.10
OUTSTANDING AT JULY 31, 2008	6,950	$9.93	4.6	$—
EXERCISABLE AT JULY 31, 2008	5,889	$9.71	3.8	$—

The weighted-average grant-date fair value of options granted by the Company during fiscal 2008, fiscal 2007 and fiscal 2006 was $2.60, $1.93 and $3.36, respectively. The total intrinsic value of options exercised during fiscal 2008, fiscal 2007 and fiscal 2006 was $0.1 million, $4.4 million and $2.1 million, respectively.

Option Tender Offer

On February 1, 2006, the Company extended an offer to purchase from eligible option holders outstanding stock options to purchase shares of its Class B common stock, at a cash purchase price equal to $2.00 net per share underlying such options. As of February 1, 2006, there were outstanding options to purchase 15.1 million shares of the Company’s Class B common stock that were eligible to be tendered in the offer. The offer and withdrawal rights expired on May 22, 2006 and options to purchase 7.9 million shares had been tendered and accepted in the offer for a total purchase price of $15.8 million. All options accepted for payment were cancelled immediately upon expiration of the offer and are no longer exercisable. In connection with the purchase of the options the Company recorded compensation expense of $1.6 million and a charge to additional paid in capital of $14.2 million during fiscal 2006.

Restricted Stock

The fair value of nonvested shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service and have ten-year contractual terms.

A summary of the status of the Company’s nonvested shares as of July 31, 2008 and changes in fiscal 2008 is presented below:

(in thousands)	Number of Nonvested Shares	Weighted- Average Grant- Date Fair Value
Nonvested shares at July 31, 2007	591	$15.81
Granted	247	5.84
Vested	(439)	12.53
Forfeited	(5)	16.09
Nonvested shares at July 31, 2008	394	$13.22

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of July 31, 2008 and 2007, there was $1.2 million and $3.3 million, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s Stock Option and Incentive Plan. The unrecognized compensation cost as of July 31, 2008 is expected to be recognized over a weighted-average period of 0.8 years. The total grant date fair value of shares vested in fiscal 2008, fiscal 2007 and fiscal 2006 was $5.5 million, $15.6 million and $14.7 million, respectively. The total cost of non-vested restricted shares granted by the Company that was recognized as compensation during fiscal 2008, fiscal 2007 and fiscal 2006 was $2.3 million, $11.8 million and $13.2 million, respectively.

Net2Phone

As a result of the Net2Phone merger transaction discussed in Note 2, all restrictions under Net2Phone’s 1999 Amended and Restated Stock Option and Incentive Plan applicable to any outstanding shares of Net2Phone common stock lapsed immediately prior to the effective time of the merger, and the holders thereof received the value of the shares based on $2.05 per share, less any applicable taxes. In addition, all outstanding options to purchase shares of Net2Phone common stock, whether vested or unvested, were cancelled at the effective time of the merger, and the holders thereof received a cash payment equal to the excess, if any, of $2.05 over the exercise price of the options. As a result of the aforementioned equity modifications, Net2Phone recorded an aggregate of $4.8 million of stock-based compensation cost during fiscal 2006.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“ESPP”) which offers eligible employees of the Company the ability to purchase shares of the Company’s Class B common stock through payroll deductions, not to exceed fifteen percent of the participant’s base wages or salary for a pay period, at eighty-five percent of the lesser of (a) the fair market value of the Company’s Class B common stock on the offering date, as defined, or the fair market value of the Company’s Class B common stock on the second offering date, as defined, if the employee was not a participant on the offering date; or (b) the fair market value of the Company’s Class B common stock on the purchase date, as defined. Participant purchases of Class B common stock under the ESPP are limited to a fair market value of $25,000 or 2,000 shares of Class B common stock each calendar year. During fiscal 2008, fiscal 2007 and fiscal 2006, the Company received $1.2 million, $2.3 million and $2.3 million, respectively, in proceeds and issued 0.4 million, 0.2 million and 0.2 million shares, respectively, of the Company’s Class B common stock under the ESPP.

Note 12—Accumulated Other Comprehensive Income (Loss)

The accumulated balances for each classification of comprehensive income (loss) were as follows:

(in thousands)	Unrealized gain (loss) in available-for- sale securities	Foreign currency translation	Accumulated other comprehensive income (loss)
Balance at July 31, 2005	$(1,362)	$(534)	$(1,896)
Change during the period	1,665	1,727	3,392
Balance at July 31, 2006	303	1,193	1,496
Change during the period	(680)	9,934	9,254
Balance at July 31, 2007	(377)	11,127	10,750
Change during the period	(2,616)	(1,380)	(3,996)
BALANCE AT JULY 31, 2008	$(2,993)	$9,747	$6,754

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Restructuring and Impairment Charges

The Company’s restructuring and impairment charges consist of the following:

Year ended July 31 (in thousands)	2008	2007	2006
Prepaid Products
Severance and other restructuring	$13,867	$5,154	$4,901
Impairment	18,730	7,548	—
Consumer Phone Services
Severance and other restructuring	1,531	1,152	3,300
Wholesale Telecommunications Services
Severance and other restructuring	9,001	8,725	2,682
Impairment	6,066	—	—
IDT Energy—severance	97	31	15
IDT Carmel
Severance	1,040	—	—
Impairment	1,621	—	—
IDT Capital
Severance and other restructuring	3,208	2,019	7,683
Impairment	3,655	634	740
Corporate—severance	7,371	8,141	4,325
TOTAL	$66,187	$33,404	$23,646

Towards the end of the third quarter of fiscal 2006, the Company initiated a company-wide restructuring and cost savings program to better align its infrastructure to its current business needs. As of July 31, 2008, this program resulted in the termination of approximately 1,200 employees. These terminations resulted in approximately $36.0 million, $25.0 million and $20.0 million in severance costs in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

IDT Telecom

In connection with the company-wide restructuring and cost savings program, IDT Telecom recorded severance related charges of $24.4 million, $15.0 million and $4.6 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

In fiscal 2008, the Prepaid Products segment and the Wholesale Telecommunications Services segment recorded impairment charges related to goodwill of $17.9 million and $5.8 million, respectively.

In fiscal 2007, the Prepaid Products segment’s impairment charges included $7.4 million relating to Ethnic Grocery Brands trademarks and goodwill.

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

IDT Carmel

In connection with the company-wide restructuring and cost savings program, IDT Carmel recorded severance related charges in fiscal 2008 of $1.0 million. Also in fiscal 2008, IDT Carmel recorded an impairment charge related to goodwill of $1.6 million.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

IDT Capital

In fiscal 2008, WMET recorded an impairment charge of $3.5 million related to certain of its fixed assets.

In connection with the company-wide restructuring and cost savings program the Company decided to halt the build out of IDT Spectrum and eliminated the majority of IDT Spectrum’s workforce. IDT Spectrum recorded severance related charges of $1.1 million and $2.6 million in fiscal 2007 and fiscal 2006, respectively, relating to the company-wide restructuring and costs savings program.

As part of the May 2004 restructuring plan for the Winstar operations of IDT Spectrum, the Company terminated leases and related connectivity on all the buildings on Winstar’s network. During fiscal 2006, the Company recorded real estate network reduction and connectivity reduction charges of $1.5 million.

In connection with the company-wide restructuring and cost savings program, other IDT Capital businesses recorded severance related charges of $3.2 million, $0.3 million and $2.2 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

Corporate

In connection with the company-wide restructuring and cost savings program, Corporate recorded severance related charges of $7.4 million, $8.1 million and $4.3 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

Reserve Summary

The following tables summarize the remaining reserve balances related to the Company’s restructuring activities (substantially all of which relates to workforce reductions):

(in thousands)	Balance at July 31, 2007	Charged to expense	Payments	Non-cash charges	Balance at July 31, 2008
IDT Telecom	$8,711	$49,195	$(21,964)	$(25,088)	$10,854
IDT Energy	—	97	(97)	—	—
IDT Carmel	—	2,661	(1,040)	(1,621)	—
IDT Capital	834	6,863	(2,612)	(3,846)	1,239
Corporate	8,250	7,371	(8,680)	135	7,076
TOTAL	$17,795	$66,187	$(34,393)	$(30,420)	$19,169

	Balance at July 31, 2006	Charged to expense	Payments	Non-cash charges	Balance at July 31, 2007
IDT Telecom	$8,647	$22,579	$(14,967)	$(7,548)	$8,711
IDT Energy	—	31	(31)	—	—
IDT Capital	4,768	2,653	(5,953)	(634)	834
Corporate	1,629	8,141	(1,520)	—	8,250
TOTAL	$15,044	$33,404	$(22,471)	$(8,182)	$17,795

Note 14—Arbitration Award Income

On November 4, 2004, Net2Phone entered into cable telephony license agreements with three Altice One cable properties (collectively “Altice”), to enable Altice to offer Net2Phone VoIP solutions to its subscribers in Belgium, Luxembourg and France. The agreements with Altice provided that, in the event of a change in control to any of Altice’s cable systems, Altice was required to either terminate the agreements and remit a predetermined buyout payment to Net2Phone, or cause the acquirer of a controlling interest to be bound by the agreements.

On November 15, 2005, Altice notified Net2Phone that a third party had acquired a controlling interest in Altice, that the third party would not agree to be bound by all of Altice’s obligations under the agreements,

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and that therefore, the agreements were being terminated. As a result, Altice wired an $18.8 million buyout payment to Net2Phone. This amount was materially less than the predetermined buyout payment required by the agreements. Net2Phone initiated arbitration proceedings in accordance with the agreements, and in fiscal 2008, Net2Phone was awarded approximately €23 million, plus interest from November 2005, in the arbitration proceeding. The Company recorded a gain of $40.0 million for this arbitration award, including accrued interest, in fiscal 2008. The Company received €29.3 million in March 2008, which includes interest from November 2005. In fiscal 2006, in connection with the receipt of the $18.8 million payment from Altice, the Company recognized a gain of $7.9 million from the termination of the agreements, which was classified within “Other (expense) income, net”.

Note 15—Commitments and Contingencies

Legal Proceedings

On or about August 27, 2003, Aerotel, Ltd., Aerotel U.S.A., and Aerotel U.S.A., LLC (“Aerotel”) filed a complaint against the Company in the United States District Court, Southern District of New York, seeking damages for alleged infringement of a patent. The parties reached a settlement and pursuant to a stipulation of dismissal all claims and counterclaims have been dismissed. The settlement provided for a payment of $15 million in cash to Aerotel, which the Company paid in the first quarter of fiscal 2008, and making available to Aerotel calling cards or PINs over time with potential termination costs of up to $15 million, subject to certain other conditions. In connection with this settlement, the Company accrued an expense of $24.0 million in the fourth quarter of fiscal 2007 that is included in the Prepaid Products segment’s selling, general and administrative expenses. On May 13, 2008, Aerotel, Ltd. filed a complaint against the Company in the United States District Court Southern District of New York related to a dispute concerning the settlement agreement between the Company and Aerotel. The complaint alleges Breach of Contract, Anticipatory Breach, and Breach of Covenant of Good Faith and Fair Dealing. Aerotel, Ltd. is seeking damages in the amount of at least $30 million. The parties are engaged in settlement discussions and the Magistrate Judge has directed the parties to report to him by October 17, 2008 regarding settlement. The Company intends to file a motion to dismiss Aerotel’s complaint, and the Court has scheduled a pre-motion conference for October 31, 2008. In connection with this matter, the Company accrued an additional expense of $6.0 million in the fourth quarter of fiscal 2008 that is included in the Prepaid Products segment’s selling, general and administrative expenses.

On April 18, 2008, a federal jury awarded Alfred West, a former employee of the Company, $10.5 million for breach of contract and a related claim related to West’s employment by the Company for six months in 2001. West made a motion for an additional $4.4 million in prejudgment interest, which the Company opposed. West’s original contract claim was dismissed by a trial judge several years ago, but in 2005 West was awarded $1.5 million by a jury on a related claim. That award, however, was set aside by the trial judge in 2006 as being unsupported by the evidence. In an appeal by West of that decision, an appellate court reinstated West’s breach of contract claim, which led to the second trial that concluded with the $10.5 million award. On July 11, 2008, the Company and West entered into a settlement agreement, pursuant to which West was paid an amount less than the $10.5 million award.

On May 5, 2004, the Company filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. The Company alleged that the defendants breached a settlement agreement that they had entered into with the Company to resolve certain disputes and civil actions among the parties. The Company alleged that the defendants did not provide the Company, as required under the settlement agreement, free of charge and for the Company’s exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement) (“Wavelengths”) on a global undersea fiber optic network that TyCom Ltd. was deploying at that time. In June 2004, Tyco International (US) Inc. and Tyco Telecommunications (US) Inc. asserted several counterclaims against the Company, alleging that the Company breached the settlement agreement and is liable for damages for allegedly refusing to accept the defendants’ offer regarding the Wavelengths referenced in the settlement agreement and for making a public statement that Tyco failed to provide the Company with the use of its Wavelengths. The parties completed pre-trial discovery and each party

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

filed motions for summary judgment. On July 11, 2007, the Court granted the Company’s motion for partial summary judgment on liability, and granted its motion for summary judgment on Tyco’s counterclaims. On November 21, 2007, Tyco filed a notice of appeal of the order granting the Company’s motion for summary judgment on liability. On January 24, 2008, the Appellate Court granted a motion made by Tyco and stayed proceedings in the trial court until the appeal is decided. On August 19, 2008, the Appellate Division issued a decision and order reversing the trial court’s grant of partial summary judgment on the issue of liability to the Company and granted the portion of defendants’ cross motion seeking summary judgment dismissing the complaint and remanded the matter to the Supreme Court for further proceedings. On September 18, 2008, the Company filed its request for reargument, or in the alternative, for leave to appeal to the Court of Appeals.

On March 29, 2004, D. Michael Jewett (“Jewett”), a former employee whose employment the Company terminated less than seven months after he was first hired, filed a complaint against the Company in the United States District Court, District of New Jersey, following his termination. The complaint alleges (i) violations of the New Jersey Anti-Racketeering Statute; (ii) violations of the New Jersey Conscientious Employee Protection Act (“CEPA”); (iii) violations of the New Jersey Law Against Discrimination (“LAD”); (iv) common law defamation; and (v) New Jersey common law intentional infliction of emotional distress (“IIED”). Jewett is seeking damages of $31 million, plus attorneys’ fees. The Court dismissed the Anti-Racketeering claim and a portion of the LAD claim; and narrowed the remaining claims described above. The Company denies liability for the remaining claims. On January 25, 2006, Jewett filed an amended supplemental pleading which the Company moved to dismiss. Plaintiff opposed the Company’s motion. On September 11, 2007, Judge Chesler issued an order which dismissed the CEPA and LAD claims, without prejudice, against all individual defendants with the exception of Jewett’s direct supervisor. Judge Chesler also granted in part and denied in part the Company’s motion to dismiss the supplemental complaint. Judge Chesler dismissed plaintiff’s abuse of process and defamation claims with prejudice. However, the judge denied the motion to dismiss the count for IIED. Thereafter, defendants were permitted to file another motion to dismiss plaintiff’s IIED claim in the amended supplemental complaint, which the plaintiff opposed. On February 19, 2008, Judge Chesler issued an Opinion and Order dismissing plaintiff’s IIED claim. Plaintiff also sought leave to amend his complaint and supplemental complaint to add some additional claims, which was denied as well. The parties are engaged in discovery.

On or about April 1, 2004, Jewett sent a copy of his complaint to the United States Attorney’s Office because in his complaint, Jewett alleged, among other things, that improper payments were made to foreign officials in connection with an IDT Telecom contract. As a result, the Department of Justice (“DOJ”), the Securities and Exchange Commission (“SEC”) and the United States Attorney in Newark, New Jersey conducted an investigation of this matter. The Company and the Audit Committee of the Company’s Board of Directors initiated independent investigations, by outside counsel, regarding certain of the matters raised in the Jewett complaint and in these investigations. Neither the Company’s nor the Audit Committee’s investigations have found any evidence that the Company made any such improper payments to foreign officials. The Company continues to cooperate with these investigations, which the SEC and DOJ have recently confirmed are still ongoing.

On June 1, 2006, the Company filed a complaint in the United States District Court for the District of New Jersey alleging that eBay, Inc., Skype Technologies SA, Skype, Inc. and several as of yet unidentified business entities (collectively, “Skype”) infringed patents owned by the Company. The Company’s complaint was amended to include claims for Skype’s alleged infringement of additional patents, all owned by the Company. The lawsuit seeks, among other things, an injunction enjoining Skype from infringing these patents and monetary damages in connection with Skype’s alleged infringement. Skype has answered the complaint and amended complaints, denying any liability with respect to the Company’s claims. The parties have exchanged expert reports and are completing pre-trial discovery. A final pre-trial conference is scheduled for November 3, 2008. On February 20, 2008, eBay, Inc. filed a complaint (which was subsequently amended) in the United States District Court for the Western District of Arkansas alleging that IDT Corporation, Net2Phone, Inc., IDT Telecom, Inc. and the Company’s 51%-owned U.S. calling card distribution partnership, Union Telecard Alliance, LLC infringed U.S. Patent No. 6,067,350 that is owned by eBay, Inc. The lawsuit seeks, among other things, an injunction enjoining the Company from infringing the patent and an undetermined amount of monetary damages in connection with the Company’s alleged infringement. On April 23, 2008, the Company answered eBay’s

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

complaint and denied all wrongdoing. The Company also filed counterclaims against eBay, for infringement of three Net2Phone patents: U.S. Patents numbers 6,275,490; 5,974,414; and 6,631,399. The Company asked the court in Arkansas to enjoin those portions of eBay’s auction business that infringe Net2Phone patents and to award Net2Phone damages as a result of eBay’s patent infringement. eBay answered Net2Phone’s counterclaims and denied all wrongdoing. An initial conference was held on September 5, 2008 and the Court issued an order, which among other things (i) requires the parties to mediate their claims against each other by November 5, 2008, (ii) schedules a claim construction hearing for February 20, 2009, and (iii) schedules the trial to begin on October 26, 2009. The parties are now actively engaged in pre-trial discovery.

On March 8, 2007, IDT Telecom, Inc. and UTA filed a complaint and on April 2, 2007 an amended complaint in the United States District Court for the District of New Jersey against several prepaid calling card companies. The lawsuit alleges that the defendants are systematically falsely promising minutes in their voice prompts and other advertisements that consumers cannot obtain from the cards they have bought. The Company sought an injunction barring the defendants from continuing their false promises as well as money damages and asserts that the defendants have violated the federal Lanham Act as well as several states’ false advertising and deceptive trade practices statutes. On May 9, 2007, the judge denied the Company’s motion for a preliminary injunction, which decision was affirmed by the Court of Appeals for the Third Circuit, and also denied motions to dismiss filed by all of the non-settling defendants who claimed that the Court lacked jurisdiction. In 2007, the Company had settled with five of the defendant groups. However, on May 20, 2008, the Court rescinded the Company’s settlement agreement with one of the defendant groups (the group consisting of Dollar Phone Services, Inc., Dollar Phone Enterprise, Inc., Dollar Phone Corp. and Dollar Phone Access Inc. (collectively “Dollar Phone”)) and ordered that this group of defendants be restored to the case. On August 14, 2008, Dollar Phone answered the Company’s complaint, asserted numerous affirmative defenses and also asserted various counterclaims against the Company and eleven of its current and former employees. At a court-ordered mediation session on October 7, 2008, the Company reached an agreement with Dollar Phone as to the essential terms of a settlement. By October 27, 2008, the Company and Dollar Phone have been ordered to present a final settlement agreement to the Court. The Company is continuing to pursue the case against the non-settling defendants and the parties are engaged in discovery.

On July 22, 2008, IDT Telecom, Inc. and Union Telecard Alliance, LLC filed a complaint against Leucadia National Corp. in the Supreme Court of the State of New York, County of New York. The complaint alleges that Leucadia, together with its subsidiary, STi Prepaid, LLC, conspired together to deceive and/or mislead consumers who use prepaid calling cards in violation of various states’ laws. The complaint seeks, among other things, injunctive relief and monetary damages. On September 18, 2008 Leucadia moved to dismiss the complaint. The Company’s time to oppose the motion has not yet expired.

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

FCC Notice of Apparent Liability

On July 10, 2008, the FCC released a Notice of Apparent Liability (“NAL”) of $1.3 million related to one of the Company’s international telecommunications service agreements. The NAL claims that the Company violated section 220 of the Telecom Act, and section 43.51 of the FCC’s rules by willfully and repeatedly failing to file with the FCC, within thirty days of execution, a copy of an agreement with Telecommunications D’Haiti S.A.M. and each of four amendments thereto governing, among other things, the exchange of services, routing of traffic, accounting rates, and division of tolls on the U.S.-Haiti route. The Company has yet to file its response to the NAL. It is the Company’s position, however, that its actions were consistent with applicable law and FCC policy. While it is the Company’s position that the NAL of $1.3 million is unwarranted and should be eliminated altogether or reduced, because it is still pending, the Company cannot be certain of its ultimate outcome.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Value Added Tax

The Company is currently subject to audits by different European taxing authorities, including audits relating to value added tax (“VAT”) that the Company has not collected for calling cards sold to distributors who, in turn, resell such cards in various jurisdictions in Europe. An additional audit of our VAT payments and our taxes is ongoing in the Netherlands. On September 2, 2008, the County Administrative Court of Vänersborg, Sweden granted an application made by the Swedish Tax Agency to seize SEK 100 million (approximately $15.5 million) of assets owned by one of the Company’s subsidiaries, Inter Direct Tel Ltd., as security for payment of VAT. It is the Company’s position that the County Administrative Court’s seizure order is inconsistent with applicable law and that it is not likely that the Tax Agency’s VAT claim will be upheld. Therefore, Inter Direct Tel appealed the seizure order to the Swedish Administrative Court of Appeal. On October 6, 2008, the Administrative Court of Appeal reversed the County Administrative Court’s seizure order. Because the time for the Tax Agency to appeal this decision has not yet expired, the Company can not be certain of its ultimate outcome. Imposition of assessments as a result of tax and regulatory audits could have an adverse affect on the Company’s results of operations, cash flows and financial condition.

Lease Commitments

The future minimum payments for capital and operating leases as of July 31, 2008 are approximately as follows:

(in thousands)	Operating Leases	Capital Leases
Year ending July 31:
2009	$8,414	$10,307
2010	5,680	6,877
2011	4,322	4,757
2012	3,890	113
2013	3,102	32
Thereafter	90,861	—
Total payments	$116,269	22,086
Less amount representing interest		(1,622)
Less current portion		(9,316)
Capital lease obligations—long-term portion		$11,148

Rental expense under operating leases was approximately $12.1 million, $17.9 million, and $17.2 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. In addition, connectivity charges under operating leases were approximately $49.0 million, $93.4 million, and $114.3 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

The two buildings purchased on May 18, 2005 (See Note 8) are leased to two tenants under 15 year non-cancelable triple net leases beginning January 1, 2005 and ending December 31, 2019, with five consecutive 5 year renewals, at the tenant’s sole option. As of July 31, 2008, the aggregate cost and accumulated depreciation of these two buildings was $67.5 million and $5.6 million, respectively. The aggregate minimum annual base rents for both buildings range from $4.3 million to $7.6 million per year through December 31, 2019, as stipulated in the lease agreements. Upon each renewal term, the annual base rents will be increased to equal 95% of the then prevailing market rate per rental square foot of the premises, as defined in the lease agreements. In addition, the base rent payable during each lease year subsequent to a renewal term shall increase by 3% of the base rent payable for the immediately preceding year.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The future minimum rental incomes from the leasehold interests as of July 31, 2008 are approximately as follows:

(in thousands)	Rental Income
Year ending July 31:
2009	$5,993
2010	6,035
2011	6,190
2012	6,351
2013	6,516
Thereafter	46,066
Total	$77,151

Other Commitments and Contingencies

The Company has purchase commitments and other obligations of approximately $3.3 million as of July 31, 2008. In February 2005, the Company entered into a multi-year agreement to grant a telecommunications service provider the right to service certain of its domestic and international wireless traffic. Terms of the agreement are based on a minimum purchase of $75 million of services from the telecommunications service provider through October 2009. As of July 31, 2008, telecommunications services of approximately $24 million have been purchased.

In April 2008, the Company entered into agreements with certain IDT Telecom executive employees pursuant to which these employees agreed to continue their employment until at least July 31, 2008 or September 30, 2008, unless terminated earlier. Under certain circumstances, these employees may be eligible to receive severance compensation upon the termination of their employment during a period of eighteen months from April 1, 2008. The total amount of the severance payment would be $5.7 million, provided that the employees execute and deliver a separation and general release agreement. The Company is recording this compensation as an expense ratably over the respective service periods. As of July 31, 2008, the remaining unrecorded compensation expense was an aggregate of $1.2 million, which will be recorded in August 2008 and September 2008.

In connection with the sale of IDT Entertainment to Liberty Media Corporation (see Note 3), the Company is eligible to receive additional consideration from Liberty Media based upon any appreciation in the value of IDT Entertainment over the five-year period following the closing of the transaction or a shorter period under specified circumstances (“Contingent Value”), equal to 25% of the excess, if any, of the net equity value of IDT Entertainment over $453 million. However, the Company would have to pay Liberty Media up to $3.5 million if the Contingent Value does not exceed $439 million, which is included in “Other long-term liabilities” in the consolidated balance sheet.

IDT Telecom in the U.S. records accruals for various telecom regulatory agency fees including: Telecommunications Relay Services Fund (TRS), Federal Communications Commission (FCC), North American Numbering Plan (NANPA), Local Number Portability (LNP) and Universal Service Fund (USF). As of July 31, 2008, the accrued expense balance for these fees was $22.9 million. This balance reflects what the Company believes at this time to be its liability for all such fees, given the methodologies used by the Universal Service Administration Corporation (USAC) for calculation of USF related fees. In April 2008, the USAC completed an audit of the Company’s Form 499-A filings for calendar years 2005 and 2006, and as a result, in fiscal 2008 the Company reduced its accrued expense balance for these fees by an aggregate of $16.7 million.

As of July 31, 2008, the Company had letters of credit outstanding totaling $70.9 million, the majority of which expire by July 31, 2009. Cash and cash equivalents of $4.1 million and $2.4 million that serve as collateral was restricted against such letters of credit, and is included in “Cash and cash equivalents” in the Company’s consolidated balance sheets as of July 31, 2008 and 2007, respectively. Also, current marketable securities of $78.7 million and $76.3 million was restricted primarily against letters of credit, and is included in

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Marketable securities” in the Company’s consolidated balance sheets as of July 31, 2008 and 2007, respectively. The letters of credit outstanding at July 31, 2008 were primarily collateral for IDT Energy’s purchases of natural gas through wholesale bilateral contracts with suppliers and various utility companies and electric capacity, energy and ancillary services through the wholesale markets, as well as to secure mortgage repayments on various buildings.

The Company’s exclusive distribution agreement with Union Telecard Alliance, LLC, which distributes the Company’s prepaid calling cards, is set to expire on April 24, 2009, subject to provisions of early termination.

Note 16—Related Party Transactions

See Note 2 for a description of the Zedge transaction under “Internet Mobile Group,” and Note 3 for a description of the IDT Global Israel transaction under “IDT Global Israel.”

The Company made payments for food related expenses to a cafeteria then owned and operated by the son of the Company’s Chairman. During fiscal 2006, the cafeteria was sold to an unrelated third party. Such payments were less than $0.1 million (during the period of ownership by the son of the Chairman) in fiscal 2006. No such payments were made during fiscal 2008 or fiscal 2007.

The Company provides certain connectivity and other services to Jonas Publishing, a publishing firm owned by the Company’s Chairman. Billings for such services were $0.2 million, $0.3 million and $0.2 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. The net balance owed to the Company by Jonas Publishing was $0.5 million and $0.3 million as of July 31, 2008 and 2007, respectively. In September 2008, Jonas Publishing paid $0.3 million of the net balance owed to the Company.

The Company, through its CTM Media Group (CTM) subsidiary, distributes brochures for a distribution firm controlled by the Company’s Chairman. Billings by CTM for such distribution services were less than $0.1 million in each of fiscal 2008, fiscal 2007 and fiscal 2006. The distribution firm also distributes brochures for CTM. Billings to CTM for such services were $0.1 million in each of fiscal 2008, fiscal 2007 and fiscal 2006. The net balance owed to CTM by the distribution firm was less than $0.1 million and nil as of July 31, 2008 and 2007, respectively.

The Company obtains insurance policies from several insurance brokers. Some of the policies were arranged through a company affiliated with individuals related to both the Chairman and the General Counsel of the Company. The aggregate premiums paid by the Company with respect to these policies in fiscal 2008, fiscal 2007 and fiscal 2006 were $1.5 million, $1.6 million and $5.9 million, respectively. The Company also paid premiums of $1.4 million, $1.7 million and $1.1 million in fiscal 2008, fiscal 2007 and fiscal 2006 to certain third party brokers that in turn shared commissions with respect to these premiums with the affiliated company. Other third party brokers wrote policies without the affiliated company receiving or sharing in any of the commissions. An outside insurance consultant reviews all insurance coverage of the Company to ensure that its insurance policies and their related costs are both necessary and reasonable.

The Chief Executive Officer and Vice-Chairman of the Company is a partner in the law firm of Courter, Kobert & Cohen, P.C., which has served as counsel to the Company since July 1996. Fees paid to this law firm by the Company were $0.3 million, $0.5 million and $0.3 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

James S. Gilmore, III, a former director of the Company who resigned in the second quarter of fiscal 2007, is a partner at the law firm of Kelly, Drye & Warren LLP, which serves as counsel to the Company. Fees paid to this law firm by the Company were less than $0.1 million and $0.8 million in fiscal 2007 and fiscal 2006, respectively.

On October 22, 2003, Net2Phone entered into an agreement with Liberty Cablevision of Puerto Rico, Inc., a wholly owned subsidiary of Liberty Media, to exclusively deploy and manage Liberty Cablevision of Puerto

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rico’s residential cable telephony offering. Liberty Media was one of the Company’s significant shareholders until the second quarter of fiscal 2007. Net2Phone recorded revenues from Liberty Cablevision of Puerto Rico of $1.5 million in the first half of fiscal 2007 and $2.8 million in fiscal 2006.

The Company had loans outstanding to employees aggregating $1.4 million and $0.2 million as of July 31, 2008 and 2007, respectively, which are included within “Other current assets” in the accompanying consolidated balance sheets.

Note 17—Defined Contribution Plans

The Company maintains a 401(k) Plan (the “Plan”) available to all employees meeting certain eligibility criteria. The Plan permits participants to contribute up to 20% of their salary, not to exceed the limits established by the Internal Revenue Code. The Plan provides for discretionary matching contributions of 50%, up to the first 6% of compensation, to be invested in IDT Class B common stock. The discretionary matching contributions vest over five years. The Plan permits the discretionary matching contributions to be granted as of December 31 of each year. All contributions made by participants vest immediately into the participant’s account. In fiscal 2008, fiscal 2007 and fiscal 2006, the Company’s contributions to the Plan were $1.9 million, $2.2 million and $2.1 million, respectively. The Company’s common stock and Class B common stock are not investment options for the Plan’s participants.

Note 18—Business Segment Information

The Company has the following five reportable business segments: Prepaid Products, Consumer Phone Services, Wholesale Telecommunications Services, IDT Energy and IDT Carmel. All other operating segments that are not reportable individually are collectively called IDT Capital. Prepaid Products, Consumer Phone Services and Wholesale Telecommunications Services comprise the IDT Telecom division. The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker.

The Prepaid Products segment markets and sells prepaid and rechargeable calling cards and prepaid wireless phone services. The Consumer Phone Services segment provides consumer local and long distance services. The Wholesale Telecommunications Services segment consists of wholesale carrier services provided to affiliates as well as other telecommunications companies, and cable telephony services. The IDT Energy segment operates the Company’s Energy Services Company, or ESCO, in New York State. IDT Carmel manages receivables portfolios and performs debt collection services. IDT Capital consists of the IDT Local Media businesses (principally CTM Media Group and WMET radio), IDT Internet Mobile Group (including Zedge, which provides a web-based, worldwide destination for free, user-generated mobile content distribution and sharing, and IDW Publishing, a comic book, graphics novel and children’s book publisher that creates and licenses original intellectual property), Alternative Energy (which consists of American Shale Oil Corporation, which manages the Company’s U.S. oil shale initiative, and other alternative energy initiatives) and other smaller businesses. Corporate costs include certain services, such as corporate compensation, consulting fees, treasury, tax and accounting services, corporate governance including Board of Directors’ fees, internal and external audit, public and investor relations, corporate insurance, corporate legal, and business development, and other corporate-related general and administrative expenses including, among others, facilities costs, charitable contributions and travel and entertainment, as well as depreciation expense on corporate assets. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

In the first quarter of fiscal 2008, Wholesale Telecommunications Services began charging for the telecommunications services it provides to other segments. Wholesale Telecommunications Services provides services primarily to Prepaid Products and to external customers. IDT Telecom’s management at the time believed that this change better reflected the results of operations of both Wholesale Telecommunications Services as a carrier services provider and Prepaid Products as a provider of calling cards and other prepaid products. In fiscal 2008, Wholesale Telecommunications Services charged Prepaid Products at a rate of cost plus an agreed

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

mark-up for its services. Also in fiscal 2008, the costs of connectivity and operating the network assets, which historically were allocated to the Prepaid Products and Wholesale Telecommunications Services segments, were allocated primarily to the Wholesale Telecommunications Services segment. In addition, in the first quarter of fiscal 2008, Ethnic Grocery Brands and certain other businesses that were historically included in IDT Capital were transferred to IDT Telecom’s Prepaid Products segment. In the second quarter of fiscal 2008, the Company began reporting IDT Carmel as a separate reportable segment, therefore IDT Carmel is no longer included in IDT Capital. To the extent possible, comparative historical results have been reclassified and restated as if the fiscal 2008 business segment structure existed in all periods presented, although these results may not be indicative of the results which would have been achieved had the business segment structure been in effect during those periods. IDT Telecom’s senior management changed in the second half of fiscal 2008. As a result of the management change, in fiscal 2009 Wholesale Telecommunications Services ceased charging for the telecommunications services it provides to other segments.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of its business segments based primarily on operating income (loss). IDT Telecom depreciation and amortization are allocated to Prepaid Products, Consumer Phone Services and Wholesale Telecommunications Services because the related assets are not tracked separately by segment. There are no other significant asymmetrical allocations to segments.

Operating results for the business segments of the Company are as follows:

(in thousands)	Prepaid Products	Consumer Phone Services	Wholesale Telecommunications Services	IDT Energy	IDT Carmel	IDT Capital	Corporate	Total
Year ended July 31, 2008
Total revenues	$778,431	$87,963	$1,062,573	$248,890	$45,651	$54,954	$—	$2,278,462
Intersegment revenues	—	—	(400,472)	—	—	—	—	(400,472)
Net revenues	778,431	87,963	662,101	248,890	45,651	54,954	—	1,877,990
Operating (loss) income	(86,166)	19,344	26,705	6,046	(25,257)	(63,768)	(75,250)	(198,346)
Depreciation and amortization	25,060	1,612	30,630	74	452	8,238	2,681	68,747
Restructuring and impairment charges	32,597	1,531	15,067	97	2,661	6,863	7,371	66,187
Year ended July 31, 2007
Total revenues	$971,804	$148,773	$1,220,633	$190,751	$5,434	$50,841	$—	$2,588,236
Intersegment revenues	—	—	(575,497)	—	—	—	—	(575,497)
Net revenues	971,804	148,773	645,136	190,751	5,434	50,841	—	2,012,739
Operating (loss) income	(109,000)	65,631	(19,785)	11,398	(10,735)	(26,567)	(83,652)	(172,710)
Depreciation and amortization	31,405	1,987	37,769	124	166	6,266	2,294	80,011
Restructuring and impairment charges	12,702	1,152	8,725	31	—	2,653	8,141	33,404
Year ended July 31, 2006
Total revenues	$1,206,629	$262,094	$1,426,597	$112,773	$417	$46,782	$—	$3,055,292
Intersegment revenues	—	—	(828,870)	—	—	—	—	(828,870)
Net revenues	1,206,629	262,094	597,727	112,773	417	46,782	—	2,226,422
Operating (loss) income	(82,695)	558	(14,296)	1,053	(2,321)	(59,798)	(63,288)	(220,787)
Depreciation and amortization	34,734	2,218	42,141	84	8	5,794	2,443	87,422
Restructuring and impairment charges	4,901	3,300	2,682	15	—	8,423	4,325	23,646

The Wholesale Telecommunications Services segment’s income from operations in fiscal 2008 includes the gain from the arbitration award of $40.0 million (see Note 14). IDT Capital’s loss from operations in fiscal 2008 includes an aggregate $9.6 million loss on the sale/disposal of businesses (see Note 3). The Consumer Phone Services segment’s income from operations in fiscal 2007 includes a gain of $44.7 million from the sale of the Company’s United Kingdom-based consumer phone services business, Toucan, to Pipex Communications plc in the first quarter of fiscal 2007 (see Note 3).

Total assets for each reportable segment are not provided because a significant portion of the Company’s assets are servicing multiple segments and the Company does not track such assets separately by segment.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues from customers located outside of the United States represented approximately 36%, 31% and 31% of total revenues in fiscal 2008, fiscal 2007 and fiscal 2006, respectively, with no single foreign country representing more than 10% of total revenues. Western Europe represented 21%, 20% and 20% of total revenues in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Revenues by country are determined based on the country where the customer is invoiced. Net long-lived assets and net total assets held outside of the United States, primarily in Western Europe, totaled approximately $35.5 million and $173.1 million, respectively, as of July 31, 2008 and $48.0 million and $242.4 million, respectively, as of July 31, 2007.

Note 19—Selected Quarterly Financial Data (Unaudited)

The table below presents selected quarterly financial data of the Company for its fiscal quarters for fiscal 2008 and fiscal 2007:

Quarter Ended (in thousands, except per share data)	Revenues	Direct cost of revenues	(Loss) income from operations	(Loss) income from continuing operations	Net (loss) income	(Loss) income per share —basic		(Loss) income per share —diluted
						From continuing operations	Net (loss) income	From continuing operations	Net (loss) income
2008:
October 31(a)	$468,054	$366,464	$4,342	$8,592	$6,780	$0.09	$0.09	$0.08	$0.08
January 31(b)	476,737	373,648	(52,850)	(60,237)	(62,469)	(0.80)	(0.83)	(0.80)	(0.83)
April 30(c)	453,248	359,276	(70,539)	(81,726)	(82,211)	(1.09)	(1.10)	(1.09)	(1.10)
July 31(d)	479,951	369,396	(79,299)	(86,071)	(86,430)	(1.15)	(1.15)	(1.15)	(1.15)
TOTAL	$1,877,990	$1,468,784	$(198,346)	$(219,442)	$(224,330)	$(2.88)	$(2.95)	$(2.88)	$(2.95)
2007:
October 31(e)	$522,326	$398,870	$26,285	$22,850	$213,920	$0.27	$2.51	$0.26	$2.43
January 31	512,500	411,369	(27,349)	(26,965)	(26,965)	(0.33)	(0.33)	(0.33)	(0.33)
April 30(f)	485,356	395,654	(47,992)	(15,924)	(15,924)	(0.20)	(0.20)	(0.20)	(0.20)
July 31(g)	492,557	409,154	(123,654)	(119,407)	(112,407)	(1.47)	(1.38)	(1.47)	(1.38)
TOTAL	$2,012,739	$1,615,047	$(172,710)	$(139,446)	$58,624	$(1.70)	$0.71	$(1.70)	$0.71

(a) Included in income from operations is income from an arbitration award of $40.0 million.

(b) Included in loss from operations is IDT Carmel bad debt expense of $16.1 million.

(c) Included in loss from operations is restructuring and severance charges of $16.5 million.

(d) Direct cost of revenues is net of a reversal of accrued regulatory fees of $10.9 million. Included in loss from operations are IDT Carmel bad debt expense of $15.6 million, restructuring and impairment charges of $45.5 million and loss on sale of businesses of $9.6 million. Included in loss from continuing operations is other expense of $7.2 million from an other than temporary decline in the value of auction rate notes.

(e) Included in income from operations is a gain on sale of U.K.-based Toucan business of $41.8 million. Included in net income is a gain on sale of discontinued operations (IDT Entertainment) of $198.2 million.

(f) Included in loss from continuing operations is other income of $18.6 million from investments in pooled investment vehicles.

(g) Included in loss from operations are restructuring and impairment charges of $25.3 million. Included in net loss is additional gain on sale of discontinued operations (IDT Entertainment) of $7.0 million.