Form 10-Q
period 2008-10-31
IDT CORP
filed 2008-12-10
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of December 1, 2008, the registrant had the following shares outstanding:

Common Stock, $.01 par value:	14,397,864 shares outstanding (excluding 13,326,996 treasury shares)
Class A common stock, $.01 par value:	9,816,988 shares outstanding
Class B common stock, $.01 par value:	51,737,035 shares outstanding (excluding 16,812,737 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

IDT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2008	July 31, 2008
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$122,401	$164,886
Restricted cash and cash equivalents (Note 12)	22,110	4,133
Marketable securities (Note 12)	73,414	111,462
Trade accounts receivable, net of allowance for doubtful accounts of $20,726 at October 31, 2008 and $21,589 at July 31, 2008	145,722	178,642
Prepaid expenses	22,801	23,881
Investments—short-term	16,974	22,563
Other current assets	68,291	70,416

Total current assets	471,713	575,983
Property, plant and equipment, net	218,261	229,931
Goodwill	73,982	74,509
Licenses and other intangibles, net	8,353	9,437
Investments—long-term	27,514	40,295
Deferred income tax assets, net	2,106	2,300
Other assets	66,066	70,520

Total assets	$867,995	$1,002,975

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$54,088	$82,976
Accrued expenses	179,989	203,487
Deferred revenue	76,567	88,618
Income taxes payable	106,340	123,000
Capital lease obligations—current portion	8,327	9,316
Notes payable—current portion	2,206	2,115
Other current liabilities	12,789	15,021

Total current liabilities	440,306	524,533
Capital lease obligations—long-term portion	9,940	11,148
Notes payable—long-term portion	99,629	100,150
Other liabilities	17,863	18,957

Total liabilities	567,738	654,788
Minority interests	5,456	5,850
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Common stock, $.01 par value; authorized shares—100,000; 27,725 and 25,075 shares issued and 16,184 and 14,542 shares outstanding at October 31, 2008 and July 31, 2008, respectively	277	251
Class A common stock, $.01 par value; authorized shares—35,000; 9,817 shares issued and outstanding at October 31, 2008 and July 31, 2008	98	98
Class B common stock, $.01 par value; authorized shares—200,000; 67,481 and 63,904 shares issued and 51,225 and 51,249 shares outstanding at October 31, 2008 and July 31, 2008, respectively	675	639
Additional paid-in capital	717,873	716,598
Treasury stock, at cost, consisting of 11,541 and 10,533 shares of common stock and 16,256 and 12,655 shares of Class B common stock at October 31, 2008 and July 31, 2008, respectively	(288,430)	(285,536)
Accumulated other comprehensive (loss) income	(1,967)	6,754
Accumulated deficit	(133,725)	(96,467)

Total stockholders’ equity	294,801	342,337

Total liabilities and stockholders’ equity	$867,995	$1,002,975

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended October 31,
	2008	2007
	(in thousands, except per share data)
Revenues	$441,354	$468,054
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	339,340	366,464
Selling, general and administrative (i)	94,944	115,008
Depreciation and amortization	14,029	17,819
Bad debt	1,900	2,307
Research and development	1,644	371
Restructuring and severance charges	2,017	1,743

Total costs and expenses	453,874	503,712
Arbitration award income	—	40,000

(Loss) income from operations	(12,520)	4,342
Interest (expense) income, net	(932)	2,378
Other (expense) income, net	(21,202)	6,333

(Loss) income from continuing operations before minority interests and income taxes	(34,654)	13,053
Minority interests	364	(626)
Provision for income taxes	(2,968)	(3,835)

(Loss) income from continuing operations	(37,258)	8,592
Discontinued operations, net of tax:
Loss on sale of discontinued operations	—	(1,812)

Net (loss) income	$(37,258)	$6,780

Earnings per share:
Basic:
(Loss) income from continuing operations	$(0.51)	$0.11
Loss on sale of discontinued operations	—	(0.02)

Net (loss) income	$(0.51)	$0.09

Weighted-average number of shares used in calculation of basic earnings per share	72,960	79,624

Diluted:
(Loss) income from continuing operations	$(0.51)	$0.10
Loss on sale of discontinued operations	—	(0.02)

Net (loss) income	$(0.51)	$0.08

Weighted-average number of shares used in calculation of diluted earnings per share	72,960	80,228

(i) Stock-based compensation included in selling, general and administrative expenses	$1,337	$1,430

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended October 31,
	2008	2007
	(in thousands)
Net cash used in operating activities	$(53,029)	$(55,397)
Investing activities
Capital expenditures	(2,891)	(9,175)
Collection of notes receivable, net	15	413
Investments and acquisitions	—	(11,947)
Restricted cash and cash equivalents	(17,977)	174
Proceeds from redemption of investments	5,000	—
Proceeds from sale of building	—	5,388
Purchase of debt portfolios	—	(36,871)
Principal collections and proceeds on resale of debt portfolios	3,607	6,927
Proceeds from sales and maturities of marketable securities	52,312	419,912
Purchases of marketable securities	(19,890)	(293,891)

Net cash provided by investing activities	20,176	80,930
Financing activities
Distributions to minority shareholders of subsidiaries	(639)	(1,088)
Proceeds from sale of stock of subsidiary	987	—
Repayments of capital lease obligations	(2,259)	(4,538)
Repayments of borrowings	(507)	(681)
Repurchases of common stock and Class B common stock	(2,894)	(38,190)

Net cash used in financing activities	(5,312)	(44,497)
Effect of exchange rate changes on cash and cash equivalents	(4,320)	1,790

Net decrease in cash and cash equivalents	(42,485)	(17,174)
Cash and cash equivalents, beginning of period	164,886	151,404

Cash and cash equivalents, end of period	$122,401	$134,230

Supplemental schedule of non-cash investing activities
Purchases of property, plant and equipment through capital lease obligations	$95	$234

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2009. The balance sheet at July 31, 2008 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2008, as filed with the U.S. Securities and Exchange Commission.

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2009 refers to the fiscal year ending July 31, 2009).

Certain prior year amounts have been reclassified to conform to the current year’s presentation. At July 31, 2008, restricted cash and cash equivalents of $4.1 million previously included in cash and cash equivalents has been stated separately in the condensed consolidated balance sheet. Restricted cash and cash equivalents of $4.1 million, $2.4 million and $2.3 million at July 31, 2008, July 31, 2007 and October 31, 2007, respectively, previously included in cash and cash equivalents have been excluded from cash and cash equivalents in the condensed consolidated statements of cash flows. For the three months ended October 31, 2007, bad debt expense of $2.3 million and research and development expense of $0.4 million previously included in selling, general and administrative expenses have been stated separately in the condensed consolidated statement of operations. For the three months ended October 31, 2007, loss on sale of discontinued operations of $1.8 million previously included in other (expense) income, net has been stated separately in the condensed consolidated statement of operations. As described in Note 10, business segment results for the three months ended October 31, 2007 have been reclassified and restated to conform to the current year’s presentation.

The Company records Universal Service Fund (“USF”) charges that are billed to customers on a gross basis in its results of operations, and records other taxes and surcharges on a net basis. USF charges in the amount of $0.8 million and $1.1 million in the three months ended October 31, 2008 and 2007, respectively, were recorded on a gross basis.

On September 30, 2008 and October 8, 2008, the Company received notices from the New York Stock Exchange (“NYSE”) that it was no longer in compliance with the market capitalization threshold and the $1.00 minimum price requirement, respectively, required for continued listing. The Company submitted to the NYSE a plan intended to achieve compliance within the time periods specified by the NYSE rules. The plan is currently in the review process and the Company expects to receive the NYSE’s response by early January 2009. If the Company’s final plan is rejected, the NYSE will commence delisting procedures. If the Company’s final plan is accepted by the NYSE, the Company will have until April 8, 2009 and March 2010 to regain compliance with the minimum stock price and market capitalization standards, respectively. The NYSE will monitor compliance with the plan and may commence delisting procedures prior to either deadline if the Company fails to meet the milestones set forth in its plan.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company incurred a loss from continuing operations in each of the five years in the period ended July 31, 2008 and in the first quarter of fiscal 2009. The Company incurred a net loss in the first quarter of fiscal 2009, and in fiscal 2008, fiscal 2006, fiscal 2005 and fiscal 2004, and would have incurred a net loss in fiscal 2007 except for a gain on the sale of a discontinued operation. The Company also had negative cash flow from operating activities in each of the three years in the period ended July 31, 2008 and in the first quarter of fiscal 2009. The Company had an accumulated deficit at October 31, 2008 of $133.7 million. Historically, the Company satisfied its cash requirements primarily through a combination of its existing cash and cash equivalents, proceeds from the sale of businesses, proceeds from the sales and maturities of marketable securities and investments, arbitration awards and litigation settlements, and borrowings from third parties. The Company currently expects its operations in fiscal 2009 and the balance of cash, cash equivalents, marketable securities and pooled investment vehicles including hedge funds that it held as of October 31, 2008 will be sufficient to meet its currently anticipated working capital and capital expenditure requirements, and to fund any potential operating cash flow deficits within any of its segments for at least the next twelve months. The Company has retained Jefferies & Company, Inc. to serve as its financial advisor to assist with the potential monetization of non-core assets, explore opportunities in the capital markets to finance the growth of core businesses, and advise the Company with respect to strengthening its core businesses through strategic partnerships. Failure to generate sufficient revenue and operating income or to meet the goals in its fiscal 2009 operating budget could have a material adverse effect on the Company’s results of operations, financial condition and cash flows. The recoverability of assets is highly dependent on the ability of management to execute its business plan.

Note 2—Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value, and expands the related disclosure requirements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of the application of SFAS 157 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. Nonrecurring nonfinancial assets and nonfinancial liabilities include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, those initially measured at fair value in a business combination, and nonfinancial liabilities initially measured at fair value for exit or disposal activities. The Company is required to adopt SFAS 157 for nonrecurring nonfinancial assets and nonfinancial liabilities on August 1, 2009. The Company does not expect the adoption of SFAS 157 for nonrecurring nonfinancial assets and nonfinancial liabilities to have a material impact on its financial position, results of operations or cash flows.

The Company adopted SFAS 157 except as permitted under FSP 157-2 as of August 1, 2008, which did not have a material impact on its financial statements. On October 10, 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies application of SFAS 157 in a market that is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The Company adopted FSP 157-3 in October 2008.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The following table presents the balances of assets measured at fair value on a recurring basis as of October 31, 2008 (there were no liabilities measured at fair value on a recurring basis as of October 31, 2008):

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
Assets:
Marketable securities	$59,009	$—	$13,619	$72,628
Auction rate securities included in marketable securities	—	—	786	786

Total marketable securities	$59,009	$—	$14,405	$73,414

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

The Company has investments in marketable securities that are considered “available for sale.” These securities are measured at fair value using quoted prices in active markets and are classified as Level 1. The Company’s marketable securities at October 31, 2008 included auction rate securities with a par value of $14.3 million. The underlying asset for these securities is preferred stock of the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The fair value of the auction rate securities, which cannot be corroborated by the market, was estimated based on the value of the underlying assets and the Company’s assumptions, and are therefore classified as Level 3. The Company’s investments in pooled investment vehicles including hedge funds, which are included in “Investments—short-term” and “Investments—long-term” in the accompanying condensed consolidated balance sheets, are accounted for using the equity method unless the Company’s interest is so minor that it has virtually no influence over operating and financial policies pursuant to the guidance in Emerging Issues Task Force (“EITF”) Topic D-46, Accounting for Limited Partnership Investments and EITF 03-16, Accounting for Investments in Limited Liability Companies. The Company’s investments in pooled investment vehicles including hedge funds are therefore excluded from the fair value measurements table above.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at October 31, 2008:

Level 3
(in thousands)
Balance, August 1, 2008	$53,265
Total gains (losses) (realized or unrealized):
Included in earnings in “Other (expense) income, net”	(8,235)
Included in other comprehensive income	2,455
Sales	(33,080)
Transfers in (out) of Level 3	—

Balance, October 31, 2008	$14,405

The amount of total gains or losses for the period included in earnings in “Other (expense) income, net” attributable to the change in unrealized gains or losses relating to assets still held at October 31, 2008	$(6,314)

Effective August 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115. SFAS 159 permits companies to choose to measure selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS 107, Disclosures about Fair Value of Financial Instruments. The Company chose not to elect the fair value option for the valuation of any of its eligible assets or liabilities, therefore the adoption of SFAS 159 had no impact on the Company’s financial position, results of operations or cash flows.

Note 3—Arbitration Award Income

In November 2007, the Company’s Net2Phone Cable Telephony subsidiary, which is included in its Wholesale Telecommunications Services segment, was awarded approximately €23 million, plus interest from November 2005, in an arbitration proceeding against Altice One S.A. and certain of its affiliates. The arbitration proceeding related to Altice’s termination of cable telephony license agreements Net2Phone Cable Telephony had entered into in November 2004. The Company recorded a gain of $40.0 million for this arbitration award, including accrued interest, in the first quarter of fiscal 2008. The Company received €29.3 million in March 2008, which includes interest from November 2005.

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

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in the carrying value of the purchased debt portfolios is as follows:

	Three Months Ended October 31,
	2008	2007
	(in thousands)
Balance, beginning of period	$63,059	$51,112
Purchases of debt portfolios	—	36,871
Collections	(12,191)	(15,545)
Proceeds from portfolio resales applied to carrying value	—	(638)
Revenue recognized	8,584	9,341
Provision for bad debt	—	(84)

Balance, end of period	59,452	81,057
Less current portion included in other current assets	(14,310)	(30,503)

Long term portion included in other assets	$45,142	$50,554

As of October 31, 2008 and 2007, the original undiscounted contractual amount less collections, put backs and resales since acquisition was $1.7 billion and $1.4 billion, respectively.

There were no debt portfolios purchased during the three months ended October 31, 2008. During the three months ended October 31, 2007, debt portfolios were purchased with a face value of $412.2 million for $36.9 million. The estimated cash flows expected to be collected at the date of acquisition for these portfolios was approximately $69.0 million.

Purchases during the three months ended October 31, 2007 included $0.7 million for debt portfolios accounted for using the cost recovery method. As of October 31, 2008, the carrying value of the debt portfolios accounted for using the cost recovery method was zero.

Accretable yield represents the amount of revenue expected over the remaining life of the investment in purchased debt portfolios. The change in accretable yield for the debt portfolios accounted for using the effective yield method is as follows:

	Three Months Ended October 31,
	2008	2007
	(in thousands)
Balance, beginning of period	$77,499	$56,963
Additions	—	31,444
Revenue recognized	(7,690)	(8,483)

Balance, end of period	$69,809	$79,924

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in the provision for bad debt of the portfolios is as follows:

	Three Months Ended October 31,
	2008	2007
	(in thousands)
Balance, beginning of period	$22,081	$—
Provision for bad debt	243	—
Uncollectible accounts written-off	(243)	—

Balance, end of period	$22,081	$—

In November 2008, portions of debt portfolios with an aggregate face value of $185.0 million were sold for cash of $5.4 million. Within 120 days following the closing of the sale, the buyer is permitted to return unqualified accounts and receive a full refund of the purchase price paid for those accounts. Unqualified accounts are accounts that were previously satisfied, settled, released, in bankruptcy, deceased, fraudulent, pending litigation or in dispute as of October 31, 2008. Although the computation of the gain or loss on this sale has not been finalized, the Company does not expect the gain or loss to have a significant effect on its results of operations.

Note 5—Sale of IDT Entertainment

In the first quarter of fiscal 2007, the Company completed the sale of IDT Entertainment to Liberty Media Corporation. The Company is eligible to receive additional consideration from Liberty Media based upon any appreciation in the value of IDT Entertainment over the five-year period following the closing of the transaction or a shorter period under specified circumstances (“Contingent Value”), equal to 25% of the excess, if any, of the net equity value of IDT Entertainment over $453 million. However, the Company would have to pay Liberty Media up to $3.5 million if the Contingent Value does not exceed $439 million, which is included in “Other long-term liabilities” in the condensed consolidated balance sheet. Loss on sale of discontinued operations in the three months ended October 31, 2007 of $1.8 million included compensation and the costs of a lawsuit, all of which arose from and were directly related to the operations of IDT Entertainment prior to its disposal.

Note 6—Stockholders’ Equity

On October 31, 2008, the Company entered into an Amended and Restated Employment Agreement with Mr. Howard S. Jonas, the Company’s Chairman. Pursuant to this Agreement (i) the term of Mr. Jonas’ employment with the Company runs until December 31, 2013 and (ii) Mr. Jonas was granted 3.5 million restricted shares of the Company’s Class B common stock and 2.7 million restricted shares of the Company’s common stock in lieu of a cash base salary beginning January 1, 2009 through December 31, 2013. The restricted shares vest in different installments throughout the term of Mr. Jonas’ employment as delineated in the agreement, and all of the restricted shares paid to Mr. Jonas under the agreement automatically vest in the event of (i) a change in control of the Company; (ii) Mr. Jonas’ death; or (iii) if Mr. Jonas is terminated without cause or if he terminates his employment for good reason as defined in the agreement. A pro rata portion of the restricted shares will vest in the event of termination for cause. The restricted shares were granted on October 31, 2008 pursuant to the Company’s 2005 Stock Option and Incentive Plan, as amended and restated, and are subject to approval of the amendment of the Plan at the Company’s annual meeting of stockholders on December 17, 2008. The 3.5 million restricted shares of the Company’s Class B common stock and 2.7 million restricted shares of the Company’s common stock granted on October 31, 2008 are included in the shares issued and outstanding at October 31, 2008. Total unrecognized compensation cost on the grant date was $5.5 million. The unrecognized compensation cost is expected to be recognized over the vesting period from January 1, 2009 through December 31, 2013.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 5, 2008, the Company and Mr. James A. Courter, the Company’s Vice Chairman and Chief Executive Officer, entered into an amendment to Mr. Courter’s employment agreement. Pursuant to the amendment, Mr. Courter was granted 1.1 million restricted shares of Class B common stock in lieu of a cash base salary from January 1, 2009 until October 21, 2009. The restricted shares are scheduled to vest on October 21, 2009, the last day of the term under the amended employment agreement. Pursuant to the amendment, all of the restricted shares paid to Mr. Courter under the amendment automatically vest in the event of (i) a change in control of the Company; (ii) Mr. Courter’s death; or (iii) if Mr. Courter is terminated without cause or if he terminates his employment for good reason as defined by the amendment. A pro rata portion of the restricted shares will vest in the event of termination for cause. The restricted shares were granted on November 5, 2008 pursuant to the Company’s 2005 Stock Option and Incentive Plan, and are subject to approval of the amendment of the Plan at the Company’s annual meeting of stockholders on December 17, 2008. Total unrecognized compensation cost on the grant date was $0.8 million. The unrecognized compensation cost is expected to be recognized from January 1, 2009 through October 21, 2009.

In June 2006, the Company’s Board of Directors authorized a stock repurchase program for the repurchase of up to an aggregate of 25 million shares of the Company’s Class B common stock and common stock, without regard to class. In the three months ended October 31, 2008, the Company repurchased an aggregate of 3.6 million shares of Class B common stock and 1.0 million shares of common stock for an aggregate purchase price of $2.9 million. In the three months ended October 31, 2007, the Company repurchased an aggregate of 4.9 million shares of Class B common stock for an aggregate purchase price of $38.2 million. In addition, between November 1, 2008 and December 1, 2008, the Company repurchased an aggregate of 0.6 million shares of Class B common stock and 1.8 million shares of common stock for an aggregate purchase price of $1.9 million. As of December 1, 2008, 10.2 million shares remained available for repurchase under the stock repurchase program.

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

The following table is a reconciliation of the weighted average number of shares used in computing basic and diluted earnings per share:

	Three Months Ended October 31,
	2008	2007
	(in thousands)
Weighted-average number of shares used in calculation of basic earnings per share	72,960	79,624
Effect of dilutive securities:
Stock options	—	336
Non-vested restricted stock	—	255
Contingently issuable shares	—	13

Weighted-average number of shares used in calculation of diluted earnings per share	72,960	80,228

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended October 31, 2008, the diluted earnings per share equals basic earnings per share because the Company had losses from continuing operations and the impact of the assumed exercise of stock options and non-vested restricted stock would have been anti-dilutive. The following securities have been excluded from the dilutive earnings per share computations because their inclusion would have been anti-dilutive:

	At October 31,
	2008	2007
	(in thousands)
Stock options	6,475	6,173
Non-vested restricted stock	6,513	—
Contingently issuable shares	66	—

Total	13,054	6,173

Note 8—Comprehensive (Loss) Income

The Company’s comprehensive (loss) income consists of the following:

	Three Months Ended October 31,
	2008	2007
	(in thousands)
Net (loss) income	$(37,258)	$6,780
Foreign currency translation adjustments	(11,229)	(6,617)
Unrealized gains on available-for-sale securities	2,508	6,928

Comprehensive (loss) income	$(45,979)	$7,091

Note 9—Restructuring and Severance Charges

The Company’s restructuring and severance charges consist of the following:

	Three Months Ended October 31,
	2008	2007
	(in thousands)
Prepaid Products	$(722)	$404
Consumer Phone Services	(36)	57
Wholesale Telecommunications Services	(22)	678
IDT Energy	15	—
IDT Carmel	389	—
IDT Capital	1,065	(145)
Corporate	1,328	749

Total	$2,017	$1,743

The charges in the three months ended October 31, 2008 and 2007 consist primarily of severance related to a company-wide cost savings program initiated towards the end of the third quarter of fiscal 2006. As of October 31, 2008, this program resulted in the termination of approximately 1,260 employees. In the three months ended October 31, 2008, IDT Telecom reversed accrued severance of $2.6 million as a result of

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

modifications to retention agreements with two IDT Telecom executive employees. In the three months ended October 31, 2007, IDT Spectrum (which is included in IDT Capital) reversed $0.4 million of restructuring charges recorded in fiscal 2006 for a contract termination.

The following table summarizes the changes in the reserve balances related to the Company’s restructuring activities (substantially all of which relates to workforce reductions):

	Balance at July 31, 2008	Charged to Expense	Payments	Balance at October 31, 2008
	(in thousands)
IDT Telecom	$10,854	$(780)	$(3,629)	$6,445
IDT Energy	—	15	(15)	—
IDT Carmel	713	389	(671)	431
IDT Capital	526	1,065	(1,420)	171
Corporate	7,076	1,328	(1,806)	6,598

Total	$19,169	$2,017	$(7,541)	$13,645

Note 10—Business Segment Information

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

The Prepaid Products segment markets and sells prepaid and rechargeable calling cards and prepaid wireless phone services. The Consumer Phone Services segment provides consumer local and long distance services. The Wholesale Telecommunications Services segment consists of wholesale carrier services provided to affiliates as well as other telecommunications companies, and cable telephony services. The IDT Energy segment operates the Company’s Energy Services Company, or ESCO, in New York State. IDT Carmel manages receivables portfolios and performs debt collection services. IDT Capital consists of the IDT Local Media businesses (principally CTM Media Group, WMET radio and IDW Publishing), Zedge (which provides a web-based, worldwide destination for free, user-generated mobile content distribution and sharing), Alternative Energy (which consists of American Shale Oil Corporation (“AMSO”), which manages the Company’s U.S. oil shale initiative, and other alternative energy initiatives), certain real estate investments and other smaller businesses. Corporate costs include certain services, such as corporate executive compensation, consulting fees, treasury and accounts payable, tax and accounting services, human resources and payroll, corporate purchasing, corporate governance including Board of Directors’ fees, internal and external audit, public and investor relations, corporate insurance, corporate legal, and business development, and other corporate-related general and administrative expenses including, among others, facilities costs, charitable contributions and travel, as well as depreciation expense on corporate assets. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

In fiscal 2008, the telecommunications termination network services and costs incurred by IDT Telecom on behalf of all of its segments were treated as belonging to the Wholesale Telecommunications Services segment, which then recovered a portion of such services and costs, plus an agreed-upon mark-up profit, through an intersegment billing process. IDT Telecom’s senior management changed in the second half of fiscal 2008, and

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

began to treat such termination network services and costs as a pass-through shared cost to all its segments rather than a profit center within Wholesale Telecommunications Services. As such, beginning in fiscal 2009, Wholesale Telecommunications Services ceased charging for the telecommunications services it provides to other segments, and the allocation of such services and related costs within IDT Telecom was revised accordingly. In addition, in the first quarter of fiscal 2009, (1) IDT Connect, the Company’s conferencing solutions business, which was historically included in IDT Capital was transferred to IDT Telecom’s Prepaid Products segment, (2) certain real estate investments that were historically included in Corporate were transferred to IDT Capital and (3) IDW Publishing was transferred from the IDT Internet Mobile Group in IDT Capital to IDT Local Media in IDT Capital. To the extent possible, comparative historical results have been reclassified and restated as if the fiscal 2009 business segment structure existed in all periods presented, although these results may not be indicative of the results which would have been achieved had the business segment structure been in effect during those periods.

The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The Company evaluates the performance of its business segments based primarily on operating income (loss). IDT Telecom depreciation and amortization are allocated to Prepaid Products, Consumer Phone Services and Wholesale Telecommunications Services because the related assets are not tracked separately by segment. There are no other significant asymmetrical allocations to segments.

Operating results for the business segments of the Company are as follows:

(in thousands)	Prepaid Products	Consumer Phone Services	Wholesale Telecommunications Services	IDT Energy	IDT Carmel	IDT Capital	Corporate	Total
Three Months Ended October 31, 2008
Revenues	$175,243	$17,779	$160,517	$67,160	$8,852	$11,803	$—	$441,354
Operating (loss) income	(10,643)	5,649	848	11,104	(708)	(6,057)	(12,713)	(12,520)
Restructuring and severance charges	(722)	(36)	(22)	15	389	1,065	1,328	2,017
Three Months Ended October 31, 2007
Revenues	$209,202	$25,261	$168,485	$42,076	$9,667	$13,363	$—	$468,054
Operating (loss) income	(13,553)	5,054	39,932	1,671	1,988	(11,518)	(19,232)	4,342
Restructuring and severance charges	404	57	678	—	—	(145)	749	1,743

The Wholesale Telecommunications Services segment’s income from operations in the three months ended October 31, 2007 includes arbitration award income of $40.0 million (see Note 3).

Note 11—Legal Proceedings

On August 27, 2003, Aerotel, Ltd., Aerotel U.S.A., and Aerotel U.S.A., LLC (“Aerotel”) filed a complaint against the Company in the United States District Court, Southern District of New York, seeking damages for alleged infringement of a patent. The parties reached a settlement and pursuant to a stipulation of dismissal all claims and counterclaims have been dismissed. The settlement provided for a payment of $15 million in cash to Aerotel, which the Company paid in the first quarter of fiscal 2008, and making available to Aerotel calling cards or PINs over time with potential termination costs of up to $15 million, subject to certain other conditions. In

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

connection with this settlement, the Company accrued an expense of $24 million in the fourth quarter of fiscal 2007. On May 13, 2008, Aerotel, Ltd. filed a complaint against the Company in the United States District Court Southern District of New York related to a dispute concerning the settlement agreement between the Company and Aerotel. The complaint alleges Breach of Contract, Anticipatory Breach, and Breach of Covenant of Good Faith and Fair Dealing. Aerotel, Ltd. is seeking damages in the amount of at least $30 million. The parties are engaged in settlement discussions. On November 19, 2008, based on the parties’ communications with the Court with regard to settlement, the Court issued an Order of Discontinuance, in which the Court ordered that the action is discontinued without prejudice to restoration of the action within 30 days of the Order if no settlement is reached. In connection with this matter, the Company accrued an additional expense of $6 million in the fourth quarter of fiscal 2008.

On May 5, 2004, the Company filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. The Company alleged that the defendants breached a settlement agreement that they had entered into with the Company to resolve certain disputes and civil actions among the parties. The Company alleged that the defendants did not provide the Company, as required under the settlement agreement, free of charge and for the Company’s exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement) (“Wavelengths”) on a global undersea fiber optic network that TyCom Ltd. was deploying at that time. In June 2004, Tyco International (US) Inc. and Tyco Telecommunications (US) Inc. asserted several counterclaims against the Company, alleging that the Company breached the settlement agreement and is liable for damages for allegedly refusing to accept the defendants’ offer regarding the Wavelengths referenced in the settlement agreement and for making a public statement that Tyco failed to provide the Company with the use of its Wavelengths. The parties completed pre-trial discovery and each party filed motions for summary judgment. On July 11, 2007, the Court granted the Company’s motion for partial summary judgment on liability, and granted its motion for summary judgment on Tyco’s counterclaims. On November 21, 2007, Tyco filed a notice of appeal of the order granting the Company’s motion for summary judgment on liability. On January 24, 2008, the Appellate Court granted a motion made by Tyco and stayed proceedings in the trial court until the appeal is decided. On August 19, 2008, the Appellate Division issued a decision and order reversing the trial court’s grant of partial summary judgment on the issue of liability to the Company and granted the portion of defendants’ cross motion seeking summary judgment dismissing the complaint and remanded the matter to the Supreme Court for further proceedings. On September 18, 2008, the Company filed its request for reargument, or in the alternative, for leave to appeal to the Court of Appeals and briefing has now been completed.

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

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Thereafter, defendants were permitted to file another motion to dismiss plaintiff’s IIED claim in the amended supplemental complaint, which the plaintiff opposed. On February 19, 2008, Judge Chesler issued an Opinion and Order dismissing plaintiff’s IIED claim. Plaintiff also sought leave to amend his complaint and supplemental complaint to add some additional claims, which was denied as well. The parties are scheduled to participate in non-binding mediation on December 15, 2008 and discovery is stayed for a sixty day period.

On April 1, 2004, Jewett sent a copy of his complaint to the United States Attorney’s Office because in his complaint, Jewett alleged, among other things, that improper payments were made to foreign officials in connection with an IDT Telecom contract. As a result, the Department of Justice (“DOJ”), the Securities and Exchange Commission (“SEC”) and the United States Attorney in Newark, New Jersey conducted an investigation of this matter. The Company and the Audit Committee of the Company’s Board of Directors initiated independent investigations, by outside counsel, regarding certain of the matters raised in the Jewett complaint and in these investigations. Neither the Company’s nor the Audit Committee’s investigations have found any evidence that the Company made any such improper payments to foreign officials. The Company continues to cooperate with these investigations, which the SEC and DOJ have confirmed are still ongoing.

On June 1, 2006, the Company filed a complaint in the United States District Court for the District of New Jersey alleging that eBay, Inc., Skype Technologies SA, Skype, Inc. and several as of yet unidentified business entities (collectively, “Skype”) infringed patents owned by the Company. The Company’s complaint was amended to include claims for Skype’s alleged infringement of additional patents, all owned by the Company. The lawsuit seeks, among other things, an injunction enjoining Skype from infringing these patents and monetary damages in connection with Skype’s alleged infringement. Skype has answered the complaint and amended complaints, denying any liability with respect to the Company’s claims and asserted counterclaims. The parties have exchanged expert reports, are completing pre-trial discovery and will be submitting a final pre-trial order to the Court in December 2008. After the upcoming claim construction hearing (which has not been scheduled yet), the Court will set a summary judgment briefing schedule. On February 20, 2008, eBay, Inc. filed a complaint (which was subsequently amended) in the United States District Court for the Western District of Arkansas alleging that IDT Corporation, Net2Phone, Inc., IDT Telecom, Inc. and the Company’s 51%-owned U.S. calling card distribution partnership, Union Telecard Alliance, LLC (“UTA”) infringed U.S. Patent No. 6,067,350 that is owned by eBay, Inc. The lawsuit seeks, among other things, an injunction enjoining the Company from infringing the patent and an undetermined amount of monetary damages in connection with the Company’s alleged infringement. On April 23, 2008, the Company answered eBay’s complaint and denied all wrongdoing. The Company also filed counterclaims against eBay, for infringement of three Net2Phone patents: U.S. Patents numbers 6,275,490; 5,974,414; and 6,631,399. The Company asked the court in Arkansas to enjoin those portions of eBay’s auction business that infringe Net2Phone patents and to award Net2Phone damages as a result of eBay’s patent infringement. eBay has answered Net2Phone’s counterclaims, denied all wrongdoing and asserted counterclaims. An initial conference was held on September 5, 2008 and the Court issued an order, which among other things schedules a claim construction hearing for February 2009 and schedules the trial for October 2009. The parties are now actively engaged in pre-trial discovery.

On March 8, 2007, IDT Telecom, Inc. and UTA filed a complaint and on April 2, 2007 an amended complaint in the United States District Court for the District of New Jersey against several prepaid calling card companies. The lawsuit alleges that the defendants are systematically falsely promising minutes in their voice prompts and other advertisements that consumers cannot obtain from the cards they have bought. The Company sought an injunction barring the defendants from continuing their false promises as well as money damages and asserts that the defendants have violated the federal Lanham Act as well as several states’ false advertising and deceptive trade practices statutes. On May 9, 2007, the judge denied the Company’s motion for a preliminary injunction, which decision was affirmed by the Court of Appeals for the Third Circuit, and also denied motions to dismiss filed by all of the non-settling defendants who claimed that the Court lacked jurisdiction. In 2007, the

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company had settled with five of the defendant groups. However, on May 20, 2008, the Court rescinded the Company’s settlement agreement with one of the defendant groups (the group consisting of Dollar Phone Services, Inc., Dollar Phone Enterprise, Inc., Dollar Phone Corp. and Dollar Phone Access Inc. (collectively “Dollar Phone”)) and ordered that this group of defendants be restored to the case. On August 14, 2008, Dollar Phone answered the Company’s complaint, asserted numerous affirmative defenses and also asserted various counterclaims against the Company and eleven of its current and former employees. At a court-ordered mediation session on October 7, 2008, the Company reached an agreement with Dollar Phone. The Company is continuing to pursue the case against the non-settling defendants and the parties are engaged in discovery.

On July 22, 2008, IDT Telecom, Inc. and UTA filed a complaint against Leucadia National Corp. in the Supreme Court of the State of New York, County of New York. The complaint alleges that Leucadia, together with its subsidiary, STi Prepaid, LLC, conspired together to deceive and/or mislead consumers who use prepaid calling cards in violation of various states’ laws. The complaint seeks, among other things, injunctive relief and monetary damages. On September 18, 2008 Leucadia moved to dismiss the complaint which the Company opposed.

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

Note 12—Commitments and Contingencies

The Company had purchase commitments and other obligations of $2 million as of October 31, 2008. In February 2005, the Company entered into a multi-year agreement, which runs through October 2009, to grant a telecommunications service provider the right to service certain of its domestic and international wireless traffic. Terms of the agreement are based on a minimum purchase of $75 million of services from the telecommunications service provider. Through October 31, 2008, telecommunications services of approximately $27 million have been purchased.

As a result of an IRS audit of the Company’s federal tax returns for fiscal years 2001, 2002, 2003 and 2004, the Company owed approximately $75 million in taxes for fiscal 2001, approximately $1 million for adjustments carried forward to fiscal 2005 and 2006, and $39.5 million in interest. In connection therewith, in July 2008 the Company paid $10.0 million, in October 2008 the Company paid $20.0 million and in November 2008 the Company paid $20.0 million of the amount owed. In December 2008, the Company entered into an installment agreement with the IRS whereby the Company will pay $55 million of the remaining $67 million owed to the IRS by mid-February 2009 and the remaining balance by mid-June 2009. Interest and penalties will continue to accrue on any unpaid amounts. The IRS has informed the Company that it intends to commence an audit of the Company’s federal tax returns for fiscal years 2005, 2006 and 2007 in the near future. In addition, an audit in the Netherlands of a subsidiary of the Company was completed in October 2008 that resulted in a settlement of $4.4 million including interest, which was paid in December 2008. Management of the Company believes that it has adequately reserved for all tax positions, however amounts asserted by taxing authorities could be greater than the accrued amounts. Accordingly, additional tax provisions may be recorded in the future as revised estimates are made or the underlying matters are settled or resolved.

As of April 10, 2008, AMSO, a wholly owned subsidiary of the Company, acquired a 75% equity interest in American Shale Oil, L.L.C. (“AMSO LLC”) in exchange for cash of $2.5 million and certain commitments for future funding of AMSO LLC’s operations. As of April 22, 2008, the Company acquired an additional 14.9437%

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equity interest in AMSO LLC in exchange for cash of $3.0 million. AMSO LLC is one of three holders of 10-year leases granted by the U.S. Bureau of Land Management to research, develop and demonstrate in-situ technologies for potential commercial shale oil production in western Colorado. Once AMSO LLC demonstrates the economic and environmental viability of its technology, it will have the opportunity to expand its lease to 5,120 acres for commercial development. AMSO has committed to a minimum total investment of $11.0 million in AMSO LLC, of which $4.8 million was invested or expended through October 31, 2008. AMSO’s 75% equity interest is subject to reduction if AMSO fails to meet further commitments to fund the research, development and demonstration plan.

As of October 31, 2008, the Company had letters of credit outstanding totaling $59.3 million, the majority of which expire by October 31, 2010. Cash and cash equivalents of $22.1 million and $4.1 million that serve as collateral was restricted against such letters of credit, and is included in “Restricted cash and cash equivalents” in the Company’s condensed consolidated balance sheets as of October 31, 2008 and July 31, 2008, respectively. Also, marketable securities of $43.4 million and $78.7 million was restricted primarily against letters of credit, and is included in “Marketable securities” in the Company’s condensed consolidated balance sheets as of October 31, 2008 and July 31, 2008, respectively. The letters of credit outstanding at October 31, 2008 and July 31, 2008 were primarily collateral for IDT Energy’s purchases of natural gas through wholesale bilateral contracts with suppliers and various utility companies and electric capacity, energy and ancillary services through the wholesale markets, as well as to secure mortgage repayments on various buildings.

On July 10, 2008, the Federal Communications Commission (“FCC”) released a Notice of Apparent Liability (“NAL”) of $1.3 million related to one of the Company’s international telecommunications service agreements. The NAL claims that the Company violated section 220 of the Telecom Act, and section 43.51 of the FCC’s rules by willfully and repeatedly failing to file with the FCC, within thirty days of execution, a copy of an agreement with Telecommunications D’Haiti S.A.M. and each of four amendments thereto governing, among other things, the exchange of services, routing of traffic, accounting rates, and division of tolls on the U.S.-Haiti route. On October 29, 2008, the FCC released an order adopting an October 29, 2008 Consent Decree entered into between the Company and the FCC’s Enforcement Bureau resolving the matter. As part of the Consent Decree, in November 2008 the Company made a voluntary contribution to the United States Treasury in the amount of $0.4 million and will further develop its FCC compliance plan.

The Company is currently subject to audits by different European taxing authorities, including audits relating to value added tax (“VAT”) that the Company has not collected for calling cards sold to distributors who, in turn, resell such cards in various jurisdictions in Europe. An additional audit of our VAT payments and our taxes is ongoing in the Netherlands. On September 2, 2008, the County Administrative Court of Vänersborg, Sweden granted an application made by the Swedish Tax Agency to seize SEK 100 million (approximately $15.5 million) of assets owned by one of the Company’s subsidiaries, Inter Direct Tel Ltd., as security for payment of VAT. Inter Direct Tel appealed the seizure order to the Swedish Administrative Court of Appeal. On October 6, 2008, the Administrative Court of Appeal reversed the County Administrative Court’s seizure order. Because the County Administrative Court has not made a final decision on the seizure application, the Company can not be certain of its ultimate outcome. Imposition of assessments as a result of tax and regulatory audits could have an adverse affect on the Company’s results of operations, cash flows and financial condition.

The Company’s exclusive distribution agreement with Union Telecard Alliance, LLC, which distributes the Company’s prepaid calling cards, is set to expire on April 24, 2009, subject to provisions of early termination.

Note 13—Related Party Transaction

On September 23, 2008, the Company sold a 10% ownership interest in Zedge to Shaman II, L.P. for cash of $1.0 million. One of the limited partners in Shaman II, L.P. was a former employee of the Company. The

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company records the effect of changes in its ownership interest resulting from the issuance of equity by one of its subsidiaries in the condensed consolidated statement of operations. Accordingly, in the three months ended October 31, 2008, the Company recorded a gain of $0.3 million on the sale of Zedge stock.

Note 14—Subsequent Event

In December 2008, the Company announced an agreement to sell its European prepaid payment services business to NEOVIA Financial Plc for approximately $15 million. NEOVIA is an independent, global provider of online payments. Under the terms of the agreement, NEOVIA will acquire IDT Financial Services Holdings Limited and other assets which together provide prepaid MasterCard® products in the United Kingdom market under the “Prime Card” brand. The assets sold include approximately $10 million in securities held pursuant to regulatory requirements. The proposed transaction is subject to regulatory approval by the Gibraltar Financial Services Commission and consent of MasterCard®.

Note 15—Recently Issued Accounting Standards Not Yet Adopted

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Also, SFAS 160 requires consolidated net income (loss) to include the amounts attributable to both the parent and the noncontrolling interest, and it requires disclosure of the amounts of net income (loss) attributable to the parent and to the noncontrolling interest. Finally, SFAS 160 requires increases and decreases in the noncontrolling ownership interest amount to be accounted for as equity transactions, and the gain or loss on the deconsolidation of a subsidiary will be measured using the fair value of any noncontrolling equity investment rather than the carrying amount of the retained investment. The Company is required to adopt SFAS 160 on August 1, 2009. Upon the adoption of SFAS 160, the Company will change the classification and presentation of noncontrolling interest in its financial statements, which is currently referred to as minority interests. The Company is still evaluating the impact that SFAS 160 will have on its consolidated financial statements, but the Company does not expect SFAS 160 to have a material impact on its financial position, results of operations or cash flows.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying condensed consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended July 31, 2008, as filed with the U.S. Securities and Exchange Commission.

As used below, unless the context otherwise requires, the terms “the Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and their subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part II in this Quarterly Report on Form 10-Q and under Item 1A to Part I in our Annual Report on Form 10-K for the fiscal year ended July 31, 2008. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth herein and the other information set forth from time to time in our reports filed with the U.S. Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the year ended July 31, 2008.

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

•

IDT Local Media, which is primarily comprised of CTM Media Group, our brochure distribution company, IDW Publishing, which is a comic book, graphics novel and children’s book publisher that creates and licenses original intellectual property, and the WMET-AM radio station in the Washington D.C. metropolitan area;

•	Zedge, which provides a web-based, worldwide destination for free, user-generated mobile content distribution and sharing; and

•	Alternative Energy, which consists of American Shale Oil Corporation, or AMSO, our U.S. oil shale initiative, and other alternative energy initiatives.

We also hold assets and operate other smaller or early-stage initiatives and operations, including the IDT Spectrum unit of IDT Capital, which holds a significant number of Federal Communications Commission licenses for commercial fixed wireless spectrum in the United States. We also own certain real estate investments.

We conduct our business through the following five reportable segments: Prepaid Products, Consumer Phone Services and Wholesale Telecommunications Services, which comprise IDT Telecom, IDT Energy and IDT Carmel. All other operating segments that are not reportable individually are collectively called IDT Capital. IDT Capital includes the following businesses: IDT Local Media, Zedge, Alternative Energy, our real estate investments and various other smaller lines of business.

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

In December 2008, we announced an agreement to sell our European prepaid payment services business to NEOVIA Financial Plc for approximately $15 million. NEOVIA is an independent, global provider of online payments. Under the terms of the agreement, NEOVIA will acquire IDT Financial Services Holdings Limited and other assets which together provide prepaid MasterCard® products in the United Kingdom market under the “Prime Card” brand. The assets sold include approximately $10 million in securities held pursuant to regulatory requirements. The proposed transaction is subject to regulatory approval by the Gibraltar Financial Services Commission and consent of MasterCard®.

Dispositions

Sale of IDT Entertainment

In the first quarter of fiscal 2007, we completed the sale of IDT Entertainment to Liberty Media Corporation. We are eligible to receive additional consideration from Liberty Media based upon any appreciation in the value of IDT Entertainment over the five-year period following the closing of the transaction or a shorter period under specified circumstances (“Contingent Value”), equal to 25% of the excess, if any, of the net equity value of IDT Entertainment over $453 million. However, we would have to pay Liberty Media up to $3.5 million if the Contingent Value does not exceed $439 million, which is included in “Other long-term liabilities” in the condensed consolidated balance sheet. Loss on sale of discontinued operations in the three months ended October 31, 2007 of $1.8 million included compensation and the costs of a lawsuit, all of which arose from and were directly related to the operations of IDT Entertainment prior to its disposal.

Telecom Competition

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. IDT Telecom’s revenues represented 80.1% of our total revenues from continuing operations in the three months ended October 31, 2008, compared to 86.1% in the three months ended October 31, 2007.

In our IDT Telecom businesses, our competitors continue to aggressively price their services. In addition, we discovered that many of our major competitors were significantly overstating the number of minutes to be delivered by their calling cards, and accordingly, on March 8, 2007, we filed a civil anti-fraud action in the federal district court in Newark, New Jersey, claiming that these competitors have been misleading calling card customers, and as a result, negatively impacting our market share resulting in a reduction in our gross revenues and profits. On July 22, 2008, we filed a deceptive practices and false advertising complaint in New York, New York, claiming that certain entities conspired together to deceive and/or mislead consumers who use prepaid calling cards. We also believe that there may have been a gradual shift in demand industry-wide away from calling cards and into wireless products, which, among other things, may have further eroded pricing power. The continued growth of the use of wireless services, largely due to lower pricing of such services, has adversely affected the sales of our prepaid calling cards as customers migrate from using prepaid calling cards to wireless services. We expect pricing of wireless services to continue to decrease, resulting in increased substitution of prepaid calling cards by wireless services and increased pricing pressure on our prepaid calling cards. In our wholesale markets as well, we have generally had to pass along portions of our per-minute cost savings to our customers in the form of lower prices. These trends have impacted our telecom businesses, and as a result, we have generally experienced declines in both our revenues and overall per-minute price realizations. At times, though, we have chosen to raise prices, particularly within our calling card business, in an effort to increase per-minute price realizations, which generally results in a negative impact on minute volumes, thereby reducing revenues. Minutes-of-use in our global calling card business has generally declined each quarter beginning in the third quarter of fiscal 2006, from 4.23 billion in the second quarter of fiscal 2006 to 1.97 billion in the first quarter of fiscal 2009.

We believe that recent immigration trends in the United States may be decreasing our potential customer base. Since immigrants are a target customer base for our prepaid calling card business, their reduced number has adversely affected our revenues and profitability in that business. If these immigration trends continue or accelerate, our calling card revenues and profitability will continue to be adversely affected.

The contract for one of our largest private label calling card customers, which was scheduled to expire in November 2008, was renewed for an additional three year term ending on November 22, 2011.

Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2008. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts, goodwill, valuation of long-lived and intangible assets, income and other taxes and regulatory agency fees, contingent liabilities and revenue recognition for our purchased debt portfolios. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2008.

Results of Operations

Three Months Ended October 31, 2008 Compared to Three Months Ended October 31, 2007

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Consolidated

	Three months ended October 31,		Change
	2008	2007	$	%
	(in millions)
Revenues
IDT Telecom	$353.5	$402.9	$(49.4)	(12.3)%
IDT Energy	67.2	42.1	25.1	59.6
IDT Carmel	8.9	9.7	(0.8)	(8.4)
IDT Capital	11.8	13.3	(1.5)	(11.7)

Total revenues	$441.4	$468.0	$(26.6)	(5.7)%

Revenues. The decrease in consolidated revenues in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 was primarily due to a decline in IDT Telecom revenues, partially offset by an increase in IDT Energy revenues. The decrease in IDT Telecom revenues in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 resulted from decreases in the revenues of all three of the IDT Telecom segments. In addition, $6.0 million of the decrease in IDT Telecom revenues in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 was due to changes in foreign currency exchange rates. IDT Telecom minutes of use (excluding minutes related to our consumer phone services business, as the portion of such minute traffic carried in our network is insignificant) declined 4.8% from 5.884 billion in the three months ended October 31, 2007 to 5.604 billion in the three months ended October 31, 2008.

The increase in IDT Energy revenues in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 was the result of increases in revenue from sales of both electricity and natural gas driven by the significant growth in the customer base of IDT Energy, as well as increases in average electricity and natural gas rates charged to customers.

IDT Carmel’s revenues decreased in the three months ended October 31, 2008 compared to the similar period in fiscal 2008, as IDT Carmel’s purchased debt portfolios balance declined from $81.1 million at October 31, 2007 to $59.5 million at October 31, 2008, which results in a decrease in revenues under the effective yield method.

The decrease in IDT Capital revenues in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 is primarily due to the disposal of IDT Global Israel, Ltd., our call center operations in Israel, in the fourth quarter of fiscal 2008. IDT Global Israel generated revenues of $1.2 million in the three months ended October 31, 2007.

	Three months ended October 31,		Change
	2008	2007	$	%
	(in millions)
Costs and expenses
Direct cost of revenues	$339.4	$366.5	$(27.1)	(7.4)%
Selling, general and administrative	94.9	115.0	(20.1)	(17.4)
Depreciation and amortization	14.0	17.8	(3.8)	(21.3)
Bad debt	1.9	2.3	(0.4)	(17.7)
Research and development	1.6	0.4	1.2	343.3
Restructuring and severance charges	2.0	1.7	0.3	15.7

Total costs and expenses	$453.8	$503.7	$(49.9)	(9.9)%

Direct Cost of Revenues. The decrease in direct cost of revenues in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 was due primarily to the declines in IDT Telecom and IDT Capital’s direct cost of revenues, partially offset by increases in IDT Energy’s direct cost of revenues. The decrease in direct cost of revenues in IDT Telecom in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 reflects the decline in IDT Telecom’s revenues and continued reductions in connectivity costs. In addition, $5.0 million of the decrease in direct cost of revenues in IDT Telecom in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 was due to changes in foreign currency exchange rates. The increase in IDT Energy’s direct cost of revenues in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 was due to increases in electricity and natural gas consumption and an increase in the average unit cost of natural gas. The decrease in IDT Capital’s direct cost of revenues in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 was primarily due to the disposal of IDT Global Israel in the fourth quarter of fiscal 2008. Overall gross margin increased from 21.7% in the three months ended October 31, 2007 to 23.1% in the three months ended October 31, 2008 due to increases in gross margins in IDT Energy and IDT Capital, partially offset by lower gross margins in IDT Telecom and IDT Carmel.

Selling, General and Administrative. The decrease in selling, general and administrative expenses in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 was due to reductions in the selling, general and administrative expenses of IDT Telecom, IDT Capital and corporate, offset by an increase in the selling, general and administrative expenses of IDT Energy. The reduction in IDT Telecom’s selling, general and administrative expenses in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 was primarily the result of reductions in sales and marketing expenses, compensation costs, equipment and software maintenance, legal fees, consulting fees and professional fees. IDT Capital’s selling, general and administrative expenses decreased in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 primarily due to a decrease in legal fees related to ongoing litigation related to certain of our patents. Corporate general and administrative expenses decreased in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 primarily due to decreases in payroll and related expenses and charitable contributions. IDT Energy’s selling, general and administrative expenses increased in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 due primarily to increases in compensation expense, billing related fees and customer acquisition costs. As a percentage of total revenues, selling, general and administrative expenses decreased from 24.6% in the three months ended October 31, 2007 to 21.5% in the three months ended October 31, 2008 as selling, general and administrative expenses decreased at a faster rate than total revenues.

Stock-based compensation expense included in selling, general and administrative expenses, primarily relating to the vesting of restricted stock and stock option grants, was $1.3 million and $1.4 million in the three months ended October 31, 2008 and 2007, respectively.

On October 31, 2008, we entered into an Amended and Restated Employment Agreement with Mr. Howard S. Jonas, our Chairman. Pursuant to this Agreement (i) the term of Mr. Jonas’ employment with us runs until December 31, 2013 and (ii) Mr. Jonas was granted 3.5 million restricted shares of our Class B common stock and 2.7 million restricted shares of our common stock in lieu of a cash base salary beginning January 1, 2009 through December 31, 2013. The restricted shares vest in different installments throughout the term of Mr. Jonas’ employment as delineated in the agreement, and all of the restricted shares paid to Mr. Jonas under the agreement automatically vest in the event of (i) a change in control of the Company; (ii) Mr. Jonas’ death; or (iii) if Mr. Jonas is terminated without cause or if he terminates his employment for good reason as defined in the agreement. A pro rata portion of the restricted shares will vest in the event of termination for cause. The restricted shares were granted on October 31, 2008 pursuant to our 2005 Stock Option and Incentive Plan, as amended and restated, and are subject to approval of the amendment of the Plan at our annual meeting of stockholders on December 17, 2008. Total unrecognized compensation cost on the grant date was $5.5 million. The unrecognized compensation cost is expected to be recognized over the vesting period from January 1, 2009 through December 31, 2013.

On November 5, 2008, we and Mr. James A. Courter, our Vice Chairman and Chief Executive Officer, entered into an amendment to Mr. Courter’s employment agreement. Pursuant to the amendment, Mr. Courter was granted 1.1 million restricted shares of Class B common stock in lieu of a cash base salary from January 1, 2009 until

October 21, 2009. The restricted shares are scheduled to vest on October 21, 2009, the last day of the term under the amended employment agreement. Pursuant to the amendment, all of the restricted shares paid to Mr. Courter under the amendment automatically vest in the event of (i) a change in control of the Company; (ii) Mr. Courter’s death; or (iii) if Mr. Courter is terminated without cause or if he terminates his employment for good reason as defined by the amendment. A pro rata portion of the restricted shares will vest in the event of termination for cause. The restricted shares were granted on November 5, 2008 pursuant to our 2005 Stock Option and Incentive Plan, and are subject to approval of the amendment of the Plan at our annual meeting of stockholders on December 17, 2008. Total unrecognized compensation cost on the grant date was $0.8 million. The unrecognized compensation cost is expected to be recognized from January 1, 2009 through October 21, 2009.

Depreciation and amortization. The decrease in depreciation and amortization expense in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 was primarily due to IDT Telecom property, plant and equipment becoming fully depreciated and a decrease in capital expenditures.

Bad Debt. Bad debt expense decreased in the three months ended October 31, 2008 compared to the similar period in fiscal 2007 primarily due to a decrease in IDT Telecom’s bad debt expense. IDT Telecom’s bad debt expense decreased in the three months ended October 31, 2008 compared to the similar period in fiscal 2007 primarily due to a decrease in Consumer Phone Services bad debt expense, which reflected the decline in its revenues and evaluations of its outstanding receivables that resulted in adjustments to its provisions.

Research and Development. Research and development expenses in three months ended October 31, 2008 include costs of $0.8 million related to Alternative Energy and $0.8 million related to Fabrix T.V., Ltd., our majority-owned venture developing a video content delivery and storage platform. Research and development expenses in the three months ended October 31, 2007 of $0.4 million were related to Fabrix T.V., Ltd. Alternative Energy includes (1) our majority-owned subsidiary, American Shale Oil, L.L.C. (AMSO LLC), which is one of three holders of 10-year leases granted by the U.S. Bureau of Land Management to research, develop and demonstrate in-situ technologies for potential commercial shale oil production in western Colorado, and (2) our Israeli alternative energy initiative, which was granted a license in Israel in the fourth quarter of fiscal 2008 to explore oil shale for potential production of shale oil. In the three months ended October 31, 2008, research and development expenses incurred by AMSO and by our Israeli initiative were $0.7 million and $0.1 million, respectively.

Restructuring and Severance Charges. The restructuring and severance charges in the three months ended October 31, 2008 and 2007 consist primarily of severance related to a company-wide cost savings program initiated towards the end of the third quarter of fiscal 2006. As of October 31, 2008, this program resulted in the termination of approximately 1,260 employees. In the three months ended October 31, 2008, IDT Telecom reversed accrued severance of $2.6 million as a result of modifications to retention agreements with two IDT Telecom executive employees. In the three months ended October 31, 2007, IDT Spectrum (which is included in IDT Capital) reversed $0.4 million of restructuring charges recorded in fiscal 2006 for a contract termination. The following table summarizes the changes in the reserve balances related to our restructuring activities (substantially all of which relates to workforce reductions):

	Balance at July 31, 2008	Charged to Expense	Payments	Balance at October 31, 2008
	(in thousands)
IDT Telecom	$10,854	$(780)	$(3,629)	$6,445
IDT Energy	—	15	(15)	—
IDT Carmel	713	389	(671)	431
IDT Capital	526	1,065	(1,420)	171
Corporate	7,076	1,328	(1,806)	6,598

Total	$19,169	$2,017	$(7,541)	$13,645

Arbitration Award Income. In November 2007, our Net2Phone Cable Telephony subsidiary, which is included in our Wholesale Telecommunications Services segment, was awarded approximately €23 million, plus interest from November 2005, in an arbitration proceeding against Altice One S.A. and certain of its affiliates. The arbitration proceeding related to Altice’s termination of cable telephony license agreements Net2Phone Cable Telephony had entered into in November 2004. We recorded a gain of $40.0 million for this arbitration award, including accrued interest, in the first quarter of fiscal 2008, which is included in income from operations.

	Three months ended October 31,		Change
	2008	2007	$	%
	(in millions)
(Loss) income from operations	$(12.5)	$4.3	$(16.8)	(388.3)%
Interest (expense) income, net	(0.9)	2.4	(3.3)	(139.2)
Other (expense) income, net	(21.2)	6.3	(27.5)	(434.8)
Minority interests	0.3	(0.6)	0.9	158.1
Provision for income taxes	(3.0)	(3.8)	0.8	22.6

(Loss) income from continuing operations	(37.3)	8.6	(45.9)	(533.6)
Loss from discontinued operations	—	(1.8)	1.8	100.0

Net (loss) income	$(37.3)	$6.8	$(44.1)	(649.5)%

Interest (Expense) Income. The decrease in net interest in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 was due to a decrease in interest income as a result of lower interest bearing cash, cash equivalents and marketable securities balances and lower yields on our interest bearing securities, as well as an increase in interest expense due to an increase in our notes payable. Our notes payables increased as a result of our purchase of our headquarters office building in February 2008 which included the assumption of the remainder of the existing mortgage on the building in the amount of $26.9 million.

Other (Expense) Income. Other (expense) income in the three months ended October 31, 2008 and 2007 consists of the following:

	Three months ended October 31,
	2008	2007
	(in thousands)
Realized losses on marketable securities	$(1,819)	$(1,403)
Other than temporary decline in value of marketable securities	(6,314)	—
Gain on sale of subsidiary stock	336	—
(Losses) gains on investments	(12,729)	2,413
Foreign currency transaction gains	6	1,047
Gain on sale of building	—	4,146
Other	(682)	130

Total other (expense) income	$(21,202)	$6,333

In the three months ended October 31, 2008, other (expense) income included an other than temporary decline in value of $6.3 million related to auction rate securities. On September 23, 2008, we sold a 10% ownership interest in Zedge to Shaman II, L.P. for cash of $1.0 million. One of the limited partners in Shaman II, L.P. was a former employee of ours. We record the effect of changes in our ownership interest resulting from the issuance of equity by one of our subsidiaries in the condensed consolidated statement of operations. Accordingly, in the three months ended October 31, 2008, we recorded a gain of $0.3 million on the sale of Zedge stock. In the three months ended October 31, 2007, other (expense) income included a $4.1 million gain on the sale of a building in Newark, New Jersey.

Minority Interests. Minority interests arise mostly from the 49% minority owners of Union Telecard Alliance, or UTA, our calling card distributor in the United States, from the minority owner of our real estate business and from the 46.67% minority owners of IDW. The decrease in minority interests in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 was primarily due to a decrease in the minority interest expense related to UTA in the three months ended October 31, 2008 compared to the similar period in fiscal 2007.

Income Taxes. Income tax expense consisted primarily of interest of $2.3 million and $2.4 million in the three months ended October 31, 2008 and 2007, respectively. Income tax expense decreased in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 due primarily to decreases in our federal, state and local income tax expense, partially offset by an increase in foreign income tax expense. Our foreign income tax expense results from income generated by our foreign subsidiaries that cannot be offset against losses generated in the United States.

As a result of an IRS audit of our federal tax returns for fiscal years 2001, 2002, 2003 and 2004, we owed approximately $75 million in taxes for fiscal 2001, approximately $1 million for adjustments carried forward to fiscal 2005 and 2006 and $39.5 million in interest. In connection therewith, in July 2008 we paid $10.0 million, in October 2008 we paid $20.0 million and in November 2008 we paid $20.0 million of the amount owed. In December 2008, we entered into an installment agreement with the IRS whereby we will pay $55 million of the remaining $67 million owed to the IRS by mid-February 2009 and the remaining balance by mid-June 2009. Interest and penalties will continue to accrue on any unpaid amounts. The IRS has informed us that it intends to commence an audit of our federal tax returns for fiscal years 2005, 2006 and 2007 in the near future.

IDT Telecom—Prepaid Products, Consumer Phone Services and Wholesale Telecommunications Services Segments

IDT Telecom operates as three business segments: Prepaid Products, Consumer Phone Services and Wholesale Telecommunications Services. In fiscal 2008, the telecommunications termination network services and costs incurred by IDT Telecom on behalf of all of its segments were treated as belonging to the Wholesale Telecommunications Services segment, which then recovered a portion of such services and costs, plus an agreed-upon mark-up profit, through an intersegment billing process. IDT Telecom’s senior management changed in the second half of fiscal 2008, and began to treat such termination network services and costs as a pass-through shared cost to all its segments rather than a profit center within Wholesale Telecommunications Services. As such, beginning in fiscal 2009, Wholesale Telecommunications Services ceased charging for the telecommunications services it provides to other segments, and the allocation of such services and related costs within IDT Telecom was revised accordingly. In addition, in the first quarter of fiscal 2009, IDT Connect, our conferencing solutions business, that was historically included in IDT Capital was transferred to IDT Telecom’s Prepaid Products segment. To the extent possible, comparative historical results have been reclassified and restated as if the fiscal 2009 business segment structure existed in all periods presented, although these results may not be indicative of the results which would have been achieved had the business segment structure been in effect during those periods.

	Three months ended October 31,		Change
	2008	2007	$	%
	(in millions, except revenue per minute)
Revenues
Prepaid Products	$175.2	$209.2	$(34.0)	(16.2)%
Consumer Phone Services	17.8	25.2	(7.4)	(29.6)
Wholesale Telecommunications Services	160.5	168.5	(8.0)	(4.7)

Total revenues	$353.5	$402.9	$(49.4)	(12.3)%

Minutes of use
Prepaid Products	1,975	2,319	(344)	(14.8)%
Wholesale Telecommunications Services	3,629	3,565	64	1.8

Total minutes of use	5,604	5,884	(280)	(4.8)%

Average revenue per minute
Prepaid Products	$0.0831	$0.0831	$—	—%
Wholesale Telecommunications Services	0.0442	0.0473	(0.0031)	(6.4)

Total average revenue per minute	$0.0579	$0.0614	$(0.0035)	(5.6)%

Revenues. We experienced revenue declines in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 in all three IDT Telecom segments. In addition, $6.0 million of the decrease in IDT Telecom revenues in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 was due to changes in foreign currency exchange rates. As a percentage of IDT Telecom’s overall revenues, Prepaid Products revenues decreased from 51.9% in the three months ended October 31, 2007 to 49.6% in the three months ended October 31, 2008, Consumer Phone Services revenues decreased from 6.3% in the three months ended October 31, 2007 to 5.0% in the three months ended October 31, 2008 and Wholesale Telecommunications Services revenues increased from 41.8% in the three months ended October 31, 2007 to 45.4% in the three months ended October 31, 2008.

Total minutes of use declined by 4.8% in the three months ended October 31, 2008 compared to the similar period in fiscal 2008. Minutes of use in our Wholesale Telecommunications Services segment increased 1.8% in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 as a result of the minutes growth outside the United States. Prepaid Products minutes of use declined 14.8% in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 primarily due to softness in our calling card businesses in the United States, Europe, and South America, partially offset by an increase in calling card sales in Asia. The decline in calling card minutes of use arose as a result of lower calling card sales stemming from competitive pressures and our decision to reduce discount pricing on our newly introduced calling cards. In addition, we believe that there may have been a gradual shift in demand industry-wide away from calling cards and into wireless products.

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

Prepaid Products revenues declined 16.2% in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 primarily due to lower calling card sales in the United States. Prepaid Products average revenue per minute remained the same in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 as increases in the average revenue per minute of our rechargeable calling cards were offset by a decline in the average revenue per minute of our prepaid calling cards, primarily in the United States.

Consumer Phone Services revenues declined 29.6% in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 primarily as a result of our decision to stop marketing our services following the FCC’s termination of the UNE-P pricing regime in calendar 2005, which resulted in an increased cost structure and inferior economics for this business. The decline in revenues was also the result of price increases that we implemented beginning in the fourth quarter of fiscal 2008, which contributed to the increase in gross margins as well as an increase in customer churn. Our consumer phone services business is in “harvest mode,” wherein we seek to retain existing customers but do not actively market to new customers, in order to maximize profits by optimally managing both the life-cycle of our customer base as well as the costs associated with operating this business. The customer base for our bundled, unlimited local and long distance consumer phone services business was approximately 40,700 as of October 31, 2008 compared to 67,500 as of October 31, 2007. We currently offer local service in the following 11 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island and California. In addition, the customer base for our long distance-only services was 125,300 as of October 31, 2008 compared to 195,500 as of October 31, 2007.

Wholesale Telecommunications Services revenues declined 4.7% in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 due to lower per minute price realizations in our traditional carrier business, which was partially offset by an increase in traffic volumes outside the United States. The decrease in average revenue per minute was due primarily to continued aggressive competition. The decrease in traditional carrier revenues was partially offset by a $3.8 million increase in Net2Phone cable telephony revenues as our cable clients added new telephone service customers. Our wholesale carrier services business also includes our Mobile Operator Services group, which provides mobile operators with data and voice products, and our VoIP Services group, which provides carriers with a quick and efficient expansion into the VoIP marketplace. We intend to continue expanding our direct relationships with mobile network providers, reflecting our belief that the trend of voice traffic transitioning from landline to mobile networks will continue.

	Three months ended October 31,		Change
	2008	2007	$	%
	(in millions, except cost per minute)
Direct cost of revenues
Prepaid Products	$135.8	$161.2	$(25.4)	(15.7)%
Consumer Phone Services	8.4	12.5	(4.1)	(33.0)
Wholesale Telecommunications Services	136.9	142.1	(5.2)	(3.7)

Total direct cost of revenues	$281.1	$315.8	$(34.7)	(11.0)%

Average termination cost per minute
Prepaid Products	$0.0660	$0.0667	$(0.0007)	(1.1)%
Wholesale Telecommunications Services	0.0389	0.0408	(0.0019)	(4.7)

Total average termination cost per minute	$0.0484	$0.0509	$(0.0025)	(4.9)%

Direct Cost of Revenues. The decrease in Prepaid Products direct cost of revenues in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 was due to lower minutes of use, lower termination cost per minute and lower connectivity costs. Direct cost of revenues for Consumer Phone Services decreased in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 due to lower revenues. Direct cost of revenues for Wholesale Telecommunication Services decreased in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 due to continued reductions in connectivity costs as we continue to reduce excess capacity in our network. In addition, we continue to migrate portions of our network from dedicated capacity time-division multiplexing (TDM) circuits to burstable Internet protocol circuits, which utilize connectivity capacity more efficiently and results in lower overall cost. Our U.S. network migration towards Internet protocol is expected to be mostly completed by the end of fiscal 2009, and our European network migration is expected to be completed by the end of calendar 2009. In addition, $5.0 million of the decrease in direct cost of revenues in IDT Telecom in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 was due to changes in foreign currency exchange rates. Our average termination cost per minute represents the average direct cost for minutes purchased in order to terminate calls related to both our Prepaid Products and Wholesale Carrier Services businesses. These costs exclude minutes of use related to our Consumer Phone Services business, as its on-network traffic is insignificant.

	Three months ended October 31,		Change
	2008	2007
Gross margin percentage
Prepaid Products	22.5%	23.0%	(0.5)%
Consumer Phone Services	52.8	50.5	2.3
Wholesale Telecommunications Services	14.7	15.6	(0.9)

Total gross margin percentage	20.5%	21.6%	(1.1)%

Gross Margins. Gross margins in our Prepaid Products segment decreased in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 primarily due to lower profit per minute derived from our U.S. prepaid calling card sales, partially offset by a higher profit per minute on our calling card sales in other regions.

Gross margins in our Consumer Phone Services segment increased in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 primarily as a result of price increases that we implemented beginning in the fourth quarter of fiscal 2008.

Gross margins in our Wholesale Telecommunications Services segment decreased in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 primarily as a result of a lower profit per minute in our U.S. wholesale carrier services business.

	Three months ended October 31,		Change
	2008	2007	$	%
	(in millions)
Selling, general and administrative expenses
Prepaid Products	$39.9	$48.7	$(8.8)	(18.1)%
Consumer Phone Services	4.5	6.0	(1.5)	(24.4)
Wholesale Telecommunications Services	19.4	21.8	(2.4)	(11.0)

Total selling, general and administrative expenses	$63.8	$76.5	$(12.7)	(16.6)%

Selling, General and Administrative. The decrease in selling, general and administrative expenses in our Prepaid Products and our Wholesale Telecommunications Services segments in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 was primarily due to lower headcount and the related compensation costs, equipment and software maintenance expenses and facilities costs. In addition, the Prepaid Products segment also benefited from reductions in sales and marketing expenses and legal, consulting and professional fees. The decrease in selling, general and administrative expenses in our Consumer Phone Services segment in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 was primarily due to reductions in headcount and the related compensation costs. As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses decreased from 19.0% in the three months ended October 31, 2007 to 18.0% in the three months ended October 31, 2008 as IDT Telecom’s selling, general and administrative expenses decreased at a faster rate than its revenues.

	Three months ended October 31,		Change
	2008	2007	$	%
	(in millions)
Bad debt expense
Prepaid Products	$1.7	$0.8	$0.9	111.8%
Consumer Phone Services	(1.0)	1.2	(2.2)	(183.7)
Wholesale Telecommunications Services	0.5	0.1	0.4	nm

Total bad debt expense	$1.2	$2.1	$(0.9)	(42.1)%

nm—not meaningful

Bad Debt. The increase in bad debt expense in our Prepaid Products segment and in our Wholesale Telecommunications Services segment in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 was the result of an increase in our provisions due to concerns about the liquidity of certain of our distributors and customers. The decrease in bad debt expense in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 in our Consumer Phone Services segment was primarily due to the decrease in revenues and due to evaluations of the outstanding receivables in the three months ended October 31, 2008 that resulted in adjustments to our provisions.

	Three months ended October 31,		Change
	2008	2007	$	%
	(in millions)
Research and development expenses
Prepaid Products	$0.8	$0.4	$0.4	128.9%
Consumer Phone Services	—	—	—	—
Wholesale Telecommunications Services	—	—	—	—

Total research and development expenses	$0.8	$0.4	$0.4	128.9%

Research and Development. Research and development expenses in our Prepaid Products segment in the three months ended October 31, 2008 and 2007 were related to Fabrix T.V., Ltd., our majority-owned venture developing a video content delivery and storage platform.

	Three months ended October 31,		Change
	2008	2007	$	%
	(in millions)
Restructuring and severance charges
Prepaid Products	$(0.7)	$0.4	$(1.1)	(278.7)%
Consumer Phone Services	—	—	—	—
Wholesale Telecommunications Services	—	0.7	(0.7)	(103.3)

Total restructuring and severance charges	$(0.7)	$1.1	$(1.8)	(168.5)%

Restructuring and Severance Charges. The reduction in restructuring and severance charges in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 was primarily due to the reversal of accrued severance of $2.6 million in the three months ended October 31, 2008 as a result of modifications to retention agreements with two IDT Telecom executive employees. The charges in the three months ended October 31, 2007 consisted primarily of severance related to the company-wide cost savings program initiated towards the end of the third quarter of fiscal 2006.

Wholesale Telecommunications Services segment income from operations in fiscal 2008. In November 2007, our Net2Phone Cable Telephony subsidiary, which is included in our Wholesale Telecommunications Services segment, was awarded approximately €23 million, plus interest from November 2005, in an arbitration proceeding against Altice One S.A. and certain of its affiliates. The arbitration proceeding related to Altice’s termination of cable telephony license agreements Net2Phone Cable Telephony had entered into in November 2004. We recorded a gain of $40.0 million for this arbitration award, including accrued interest, in the three months ended October 31, 2007, which is included in income from operations.

	Three months ended October 31,		Change
	2008	2007	$	%
	(in millions)
(Loss) income from operations
Prepaid Products	$(10.6)	$(13.6)	$3.0	21.5%
Consumer Phone Services	5.7	5.1	0.6	11.8
Wholesale Telecommunications Services	0.8	39.9	(39.1)	(97.9)

Total (loss) income from operations	$(4.1)	$31.4	$(35.5)	(113.2)%

IDT Energy Segment

	Three months ended October 31,		Change
	2008	2007	$	%
	(in millions)
Revenues	$67.2	$42.1	$25.1	59.6%
Direct cost of revenues	47.0	36.6	10.4	28.1
Selling, general and administrative	8.7	3.7	5.0	134.4
Bad debt	0.4	0.1	0.3	580.0

Income from operations	$11.1	$1.7	$9.4	564.5%

Revenues. IDT Energy’s revenues consisted of electricity sales of $53.9 million in the three months ended October 31, 2008 compared to $34.4 million in the same period in fiscal 2008, and natural gas sales of $13.3 million in the three months ended October 31, 2008 compared to $7.7 million in the same period in fiscal 2008. IDT Energy’s revenues are impacted by, among other things, the weather and the seasons, with natural gas revenues typically increasing in the second and third fiscal quarters due to increased gas heat use, and electricity revenues typically increasing in the fourth and first fiscal quarters due to increased air conditioning use.

We experienced higher electricity revenues in the three months ended October 31, 2008 compared to the same period in fiscal 2008 primarily as a result of increased electricity consumption by our larger customer base and an increase in average electricity rates charged to customers. We experienced higher natural gas revenues in the three months ended October 31, 2008 compared to the same period in fiscal 2008 as a result of increased natural gas consumption by our larger customer base and an increase in average natural gas rates charged to customers. As of October 31, 2008, IDT Energy’s subscriber base consisted of approximately 392,000 meters compared to 312,000 meters as of October 31, 2007. Our average revenue per meter for electricity declined in the three months ended October 31, 2008 compared to the same period in fiscal 2008 due to an increase in lower usage customers in fiscal 2008, although our average revenue per meter for natural gas increased in the three months ended October 31, 2008 compared to the same period in fiscal 2008. In fiscal 2009, we intend to continue to target (1) commercial customers more than residential customers since commercial customers generally exhibit higher usage, and (2) houses and total buildings instead of individual apartments, in an effort to increase our average revenue per meter. We expect revenues to continue to increase in fiscal 2009 compared to fiscal 2008, although the rate of increase is expected to be lower than the increase we experienced in fiscal 2008 and in the first quarter of fiscal 2009.

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

Direct Cost of Revenues. IDT Energy purchases natural gas through wholesale suppliers and various utility companies, and electricity through the New York State competitive wholesale market for capacity, energy and ancillary services administrated by the NYISO—New York’s Independent System Operator. IDT Energy’s direct cost of revenues consisted of electricity cost of $34.8 million in the three months ended October 31, 2008 compared to $29.4 million in the same period in fiscal 2008, and cost of natural gas of $12.2 million in the three months ended October 31, 2008 compared to $7.2 million in the same period in fiscal 2008. Direct cost of revenues increased due to the increase in electricity and natural gas consumption and an increase in the average unit cost of natural gas in the three months ended October 31, 2008 compared to the same period in fiscal 2008.

Gross margins in IDT Energy increased to 30.1% in the three months ended October 31, 2008 compared to 12.9% in the comparable period in fiscal 2008. Comprising these figures were gross margins on electricity sales in the three months ended October 31, 2008 of 35.4% compared to 14.3% in the comparable period in fiscal 2008 and gross margins on natural gas sales in the three months ended October 31, 2008 of 8.7% compared to 6.4% in the comparable period in fiscal 2008. The gross margin increases in the three months ended October 31, 2008 compared to the same period in fiscal 2008 occurred because our average electricity rates increased while our average unit cost of electricity slightly decreased, and our average natural gas rates increased more than our average unit cost of natural gas. IDT Energy plans to continue to target margins per unit that will achieve income from operations, and plans to take advantage of opportunities to maximize the margin per unit as they arise. IDT Energy expects to reduce its gross margins on electricity sales in the second and third quarters of fiscal 2009 compared to the first quarter of fiscal 2009 in order to maintain its customer base and avoid an increase in customer churn. IDT Energy expects to increase its rates on natural gas in the second and third quarters of fiscal 2009 compared to the first quarter of fiscal 2009, which should result in an increase in natural gas gross margins.

Selling, General and Administrative. The increase in selling, general and administrative expenses in the three months ended October 31, 2008 as compared to the comparable period in fiscal 2008 was due primarily to increases in compensation expense, billing related fees and customer acquisition costs. Compensation expense increased primarily due to an increase in bonus expense, which is based on a profit sharing plan that was finalized subsequent to the first quarter of fiscal 2008. The increase in billing related fees in the three months ended October 31, 2008 as compared to the comparable period in fiscal 2008 was a result of increases in the fees charged by certain utilities for their POR programs, which reflects the increase in bad debt risk assumed by the utilities through these programs. Customer acquisition costs increased in the three months ended October 31, 2008 as compared to the comparable period in fiscal 2008 primarily due to increases in the commission paid to acquire new customers subsequent to the first quarter of fiscal 2008. As a percentage of total IDT Energy revenues, selling, general and administrative expenses increased from 8.8% in the three months ended October 31, 2007 to 13.0% in the three months ended October 31, 2008 as the increases in IDT Energy’s selling, general and administrative expenses were greater than the increases in its revenues. We intend to reduce our customer acquisition costs in fiscal 2009, which combined with our plan to add customers with a higher average revenue per meter may result in a reduction in total meters in fiscal 2009 compared to our total meters at July 31, 2008.

IDT Carmel Segment

	Three months ended October 31,		Change
	2008	2007	$	%
	(in millions)
Revenues	$8.9	$9.7	$(0.8)	(8.4)%
Direct cost of revenues	7.0	6.4	0.6	9.8
Selling, general and administrative	1.8	1.2	0.6	45.1
Depreciation and amortization	0.2	0.1	0.1	89.4
Bad debt	0.2	—	0.2	nm
Restructuring and severance charges	0.4	—	0.4	nm

(Loss) income from operations	$(0.7)	$2.0	$(2.7)	(135.6)%

nm—not meaningful

Revenues. IDT Carmel’s revenues decreased in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 as IDT Carmel’s purchased debt portfolios balance declined from $81.1 million at October 31, 2007 to $59.5 million at October 31, 2008, which results in a decrease in revenues under the effective yield method. Pursuant to the effective yield method, revenue is recognized on a level-yield basis over the expected life of the pool of portfolios using an internal rate of return (IRR) based on the expected future collections on the portfolios. The IRR remains unchanged over the life of the pool (except in certain circumstances), therefore revenue decreases as the carrying value of the purchased debt portfolios decreases. Collections and impairments reduce the carrying value, and purchases of new debt portfolios increase the carrying value. IDT Carmel has not purchased any debt portfolios since the second quarter of fiscal 2008.

Direct Cost of Revenues. The increase in IDT Carmel’s direct cost of revenues in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 was primarily due to increased use of the court system to improve collections. Collections utilizing the court system typically entail higher up-front costs for court filing fees while generally enhancing long term returns.

Gross margins in IDT Carmel decreased to 21.1% in the three months ended October 31, 2008 from 34.2% in the comparable period in fiscal 2008. IDT Carmel’s gross margin decreased because of the decrease in its revenues and increase in its direct cost of revenues as described above.

Selling, General and Administrative. Selling, general and administrative expenses increased in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 primarily due to increases in compensation.

IDT Carmel’s strategy to improve its cash flow includes the following: (1) IDT Carmel completed its change in senior management in the fourth quarter of fiscal 2008, the new senior management includes industry veterans who have begun to implement key strategic changes, (2) four collection centers were reduced to two in the fourth quarter of fiscal 2008 which resulted in reductions in personnel and facility-related expenses, (3) technology implementations to improve the effectiveness of in-house collectors were completed in the fourth quarter of fiscal 2008, (4) certain portfolios were sold in November 2008 and additional sales are being investigated, and (5) implementation of advanced skip tracing and location services to increase collections are in process. There can be no assurance that IDT Carmel’s strategy will result in improvements in IDT Carmel’s cash flow in the future. Also, IDT Carmel cannot predict when the current economic environment will improve and there can be no assurance that such improvement will result in improvements in IDT Carmel’s future cash flows.

In November 2008, portions of debt portfolios with an aggregate face value of $185.0 million were sold for $5.4 million in cash. Within 120 days following the closing of the sale, the buyer is permitted to return unqualified accounts and receive a full refund of the purchase price paid for those accounts. Unqualified accounts are accounts that were previously satisfied, settled, released, in bankruptcy, deceased, fraudulent, pending litigation or in dispute as of October 31, 2008. Although the computation of the gain or loss on this sale has not been finalized, IDT Carmel does not expect the gain or loss to have a significant effect on its results of operations.

IDT Capital

In the first quarter of fiscal 2009, (1) IDT Connect, our conferencing solutions business, which was historically included in IDT Capital was transferred to IDT Telecom’s Prepaid Products segment, (2) certain real estate investments that were historically included in Corporate were transferred to IDT Capital and (3) IDW Publishing was transferred from the IDT Internet Mobile Group in IDT Capital to IDT Local Media in IDT Capital. The other component of the IDT Internet Mobile Group, Zedge, is now included in the “all other” lines of business in IDT Capital. To the extent possible, comparative historical results for IDT Capital, IDT Telecom and Corporate have been reclassified to conform to the current business segment presentation, although these results may not be indicative of the results which would have been achieved had the business segment structure been in effect during those periods.

	Three months ended October 31,		Change
	2008	2007	$	%
	(in millions)
Revenues
Local Media	$9.1	$7.8	$1.3	16.5%
Alternative Energy	—	—	—	—
All other	2.7	5.5	(2.8)	(50.8)

Total revenues	$11.8	$13.3	$(1.5)	(11.7)%

Revenues. The decrease in IDT Capital’s revenues in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 was due to a decrease in revenues in the “all other” lines of business, partially offset by an increase in Local Media revenues. Revenues in the “all other” lines of business decreased in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 primarily due to the disposal of IDT Global Israel, Ltd., our call center operations in Israel, in the fourth quarter of fiscal 2008. IDT Global Israel generated revenues of $1.2 million in the three months ended October 31, 2007. Local Media revenues increased in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 primarily as a result of increases in IDW Publishing and CTM Media Group revenues. IDW Publishing revenues increased primarily as a result of an increase in titles sold. CTM Media Group revenues increased primarily as a result of rate increases and the addition of new customers.

	Three months ended October 31,		Change
	2008	2007	$	%
	(in millions)
Direct cost of revenues
Local Media	$3.6	$2.9	$0.7	23.0%
Alternative Energy	—	—	—	—
All other	0.7	4.7	(4.0)	(83.9)

Total direct cost of revenues	$4.3	$7.6	$(3.3)	(42.9)%

Direct Cost of Revenues. The decrease in direct cost of revenues in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 was due to a decrease in the direct cost of revenues in the “all other” lines of business, partially offset by an increase in the direct cost of revenues of Local Media. The decrease in the direct cost of revenues in the “all other” lines of business in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 was primarily due to the disposal of IDT Global Israel in the fourth quarter of fiscal 2008. IDT Global Israel incurred direct cost of revenues of $2.6 million in the three months ended October 31, 2007. The increase in the direct cost of revenues of Local Media in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 was primarily a result of increases in IDW Publishing and CTM Media Group direct cost of revenues, which reflected the increases in their revenues.

IDT Capital’s aggregate gross margin increased from 43.0% in three months ended October 31, 2007 to 63.2% in the three months ended October 31, 2008 primarily due to disposal of IDT Global Israel in the fourth quarter of fiscal 2008. IDT Global Israel had negative gross margins throughout fiscal 2008. Local Media’s gross margin declined from 62.5% in the three months ended October 31, 2007 to 60.4% in the three months ended October 31, 2008, although the gross margin of one of its components, IDW Publishing, increased from 35.2% in three months ended October 31, 2007 to 41.2% in the three months ended October 31, 2008 as a result of economies of scale in printing costs as the units printed increased.

	Three months ended October 31,		Change
	2008	2007	$	%
	(in millions)
Selling, general and administrative expenses
Local Media	$4.5	$4.9	$(0.4)	(6.5)%
Alternative Energy	0.1	—	0.1	nm
All other	5.0	10.7	(5.7)	(53.6)

Total selling, general and administrative expenses	$9.6	$15.6	$(6.0)	(38.4)%

nm—not meaningful

Selling, General and Administrative. Selling, general and administrative expenses decreased in the three months ended October 31, 2008 compared to the similar period in fiscal 2008 primarily due to a decrease in the selling, general and administrative expenses in the “all other” lines of business. The “all other” decrease was primarily due to a decrease in legal fees related to ongoing litigation related to certain of our patents. As a percentage of IDT Capital’s aggregate revenues, selling, general and administrative expenses decreased from 116.5% in the three months ended October 31, 2007 to 81.3% in the three months ended October 31, 2008.

Research and Development. Research and development expenses incurred by Alternative Energy were $0.8 million in the three months ended October 31, 2008. Alternative Energy includes (1) AMSO, which commenced its research and development activities in the third quarter of fiscal 2008 upon its acquisition of AMSO LLC, which is one of three holders of 10-year leases granted by the U.S. Bureau of Land Management to research, develop and demonstrate in-situ technologies for potential commercial shale oil production in western Colorado, and (2) our Israeli alternative energy initiative, which was granted a license in Israel in the fourth quarter of fiscal 2008 to explore oil shale for potential production of shale oil. In the three months ended October 31, 2008, research and development expenses incurred by AMSO and by our Israeli initiative were $0.7 million and $0.1 million, respectively.

Restructuring and Severance Charges. Restructuring and severance charges of $1.1 million and negative $0.1 million in the three months ended October 31, 2008 and 2007, respectively, consist of severance related to a company-wide cost savings program initiated towards the end of the third quarter of fiscal 2006. In the three months ended October 31, 2007, IDT Spectrum (which is included in IDT Capital) reversed $0.4 million of restructuring charges recorded in fiscal 2006 for a contract termination.

	Three months ended October 31,		Change
	2008	2007	$	%
	(in millions)
Loss from operations
Local Media	$—	$(0.4)	$0.4	105.7%
Alternative Energy	(0.9)	—	(0.9)	nm
All other	(5.2)	(11.1)	5.9	53.1

Total loss from operations	$(6.1)	$(11.5)	$5.4	47.4%

nm—not meaningful

Corporate

In the first quarter of fiscal 2009, certain real estate investments that were historically included in Corporate were transferred to IDT Capital. To the extent possible, comparative historical results for Corporate and IDT Capital have been reclassified to conform to the current business segment presentation, although these results may not be indicative of the results which would have been achieved had the business segment structure been in effect during those periods.

	Three months ended October 31,		Change
	2008	2007	$	%
	(in millions)
General and administrative expenses	$11.1	$18.0	$(6.9)	(38.6)%
Depreciation and amortization	0.3	0.5	(0.2)	(29.2)
Restructuring and severance charges	1.3	0.7	0.6	77.3

Loss from operations	$12.7	$19.2	$(6.5)	(33.9)%

Corporate costs include certain services, such as corporate executive compensation, consulting fees, treasury and accounts payable, tax and accounting services, human resources and payroll, corporate purchasing, corporate governance including Board of Directors’ fees, internal and external audit, public and investor relations, corporate insurance, corporate legal, and business development, and other corporate-related general and administrative expenses, including, among others, facilities costs, charitable contributions and travel, as well as depreciation expense on corporate assets. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

General and Administrative. Corporate general and administrative expenses decreased in the three months ended October 31, 2008 as compared to the similar period in fiscal 2008 primarily due to decreases in payroll and related expenses and charitable contributions. As a percentage of our total consolidated revenues, corporate general and administrative expenses decreased from 3.8% in the three months ended October 31, 2007 to 2.5% in the three months ended October 31, 2008 because corporate general and administrative expenses decreased at a faster rate than the decrease in our consolidated revenues.

Restructuring and Severance Charges. Restructuring and severance charges in the three months ended October 31, 2008 and 2007 consisted primarily of severance related to a company-wide cost savings program initiated towards the end of the third quarter of fiscal 2006.

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

On September 30, 2008 and October 8, 2008, we received notices from the New York Stock Exchange (NYSE) that we were no longer in compliance with the market capitalization threshold and the $1.00 minimum price requirement, respectively, required for continued listing. We submitted to the NYSE a plan intended to achieve compliance within the time periods specified by the NYSE rules. The plan is currently in the review process and we expect to receive the NYSE’s response by early January 2009. If our final plan is rejected, the NYSE will commence delisting procedures. If our final plan is accepted by the NYSE, we will have until April 8, 2009 and March 2010 to regain compliance with the minimum stock price and market capitalization standards, respectively. The NYSE will monitor compliance with the plan and may commence delisting procedures prior to either deadline if we fail to meet the milestones set forth in our plan.

As of October 31, 2008, we had cash, cash equivalents, restricted cash and cash equivalents, marketable securities and investments of $262.4 million and working capital (current assets less current liabilities) of $31.4 million. Investments included $42.5 million in holdings of pooled investment vehicles, including hedge funds. In fiscal 2008, we instructed several of the hedge funds to liquidate our investments. We received $5.0 million in October 2008 and $11.4 million in November 2008, and we expect to receive $5.6 million in the remainder of fiscal 2009 and $16.0 million by December 31, 2010 from liquidations of these investments.

Cash and cash equivalents of $22.1 million that serves as collateral was restricted against letters of credit, and is included in “Restricted cash and cash equivalents” in our consolidated balance sheet as of October 31, 2008. Also, marketable securities of $43.4 million was restricted primarily against letters of credit and is included in “Marketable securities” in our consolidated balance sheet as of October 31, 2008. The letters of credit outstanding at October 31, 2008 were primarily collateral for IDT Energy’s purchases of natural gas through wholesale bilateral contracts with suppliers and various utility companies and electric capacity, energy and ancillary services through the wholesale markets, as well as to secure mortgage repayments on various buildings.

Our marketable securities at October 31, 2008 included auction rate securities with a par value of $14.3 million. The underlying asset for these securities is preferred stock of the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac). The fair value of the auction rate securities, which cannot be corroborated by the market, was estimated based on the value of the underlying assets and our assumptions. At July 31, 2008, we determined that there was an other than temporary decline in the value of these auction rate securities, and accordingly, recorded a $7.2 million expense and reduced the auction rate securities balance to an estimated fair value of $7.1 million. On September 7, 2008, the Federal Housing Finance Agency (FHFA) placed Fannie Mae and Freddie Mac into conservatorship administered by the FHFA. One result of the conservatorship and related actions of the FHFA was a significant decline in the market value of Fannie Mae and Freddie Mac’s preferred stock. In the three months ended October 31, 2008, we determined that there was an additional other than temporary decline in the value of these auction rate securities, and accordingly, recorded a $6.3 million charge that was included in “Other expense (income), net” in our condensed consolidated statement of operations and reduced the auction rate securities balance to an estimated fair value of $0.8 million.

	Three months ended October 31,
	2008	2007
	(in millions)
Cash flows (used in) provided by
Operating activities	$(53.0)	$(55.4)
Investing activities	20.2	80.9
Financing activities	(5.3)	(44.5)
Effect of exchange rate changes on cash and cash equivalents	(4.3)	1.8

Decrease in cash and cash equivalents	$(42.4)	$(17.2)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Towards the end of our third quarter of fiscal 2006, we initiated a company-wide cost savings program to better align our infrastructure to our current business needs. As of October 31, 2008, this program resulted in the termination of approximately 1,260 employees. Severance and other payments related to this cost savings program were $7.5 million and $8.8 million in the three months ended October 31, 2008 and 2007, respectively. As of October 31, 2008, $13.6 million remained accrued for the ultimate payment of severance and other costs related to this cost savings initiative.

As a result of an IRS audit of our federal tax returns for fiscal years 2001, 2002, 2003 and 2004, we owed approximately $75 million in taxes for fiscal 2001, approximately $1 million for adjustments carried forward to fiscal 2005 and 2006 and $39.5 million in interest. In connection therewith, in July 2008 we paid $10.0 million, in October 2008 we paid $20.0 million and in November 2008 we paid $20.0 million of the amount owed. In December 2008, we entered into an installment agreement with the IRS whereby we will pay $55 million of the remaining $67 million owed to the IRS by mid-February 2009 and the remaining balance by mid-June 2009. Interest and penalties will continue to accrue on any unpaid amounts. The IRS has informed us that it intends to commence an audit of our federal tax returns for fiscal years 2005, 2006 and 2007 in the near future. In addition, an audit in the Netherlands of one of our subsidiaries was completed in October 2008 that resulted in a settlement of $4.4 million including interest, which was paid in December 2008.

On July 10, 2008, the FCC released a Notice of Apparent Liability (“NAL”) of $1.3 million related to one of our international telecommunications service agreements. The NAL claims that we violated section 220 of the Telecom Act, and section 43.51 of the FCC’s rules by willfully and repeatedly failing to file with the FCC, within thirty days of execution, a copy of an agreement with Telecommunications D’Haiti S.A.M. and each of four amendments thereto governing, among other things, the exchange of services, routing of traffic, accounting rates, and division of tolls on the U.S.-Haiti route. On October 29, 2008, the FCC released an order adopting an October 29, 2008 Consent Decree entered into between us and the FCC’s Enforcement Bureau resolving the matter. As part of the Consent Decree, in November 2008 we made a voluntary contribution to the United States Treasury in the amount of $0.4 million and will further develop our FCC compliance plan.

We are currently subject to audits by different European taxing authorities, including audits relating to VAT that we have not collected for calling cards sold to distributors who, in turn, resell such cards in various jurisdictions in Europe. An additional audit of our VAT payments and our taxes is ongoing in the Netherlands. On September 2, 2008, the County Administrative Court of Vänersborg, Sweden granted an application made by the Swedish Tax Agency to seize SEK 100 million (approximately $15.5 million) of assets owned by one of our subsidiaries, Inter Direct Tel Ltd., as security for payment of VAT. On October 6, 2008, the Administrative Court of Appeal reversed the County Administrative Court’s seizure order. Because the County Administrative Court has not made a final decision on the seizure application, we can not be certain of its ultimate outcome. Imposition of assessments as a result of tax and regulatory audits could have an adverse affect on our results of operations, cash flows and financial condition.

Investing Activities

In the three months ended October 31, 2008 and 2007, proceeds from sales and maturities of marketable securities net of purchases of marketable securities were $32.4 million and $126.0 million, respectively.

Our capital expenditures were $2.9 million in the three months ended October 31, 2008 compared to $9.2 million in the three months ended October 31, 2007. We currently anticipate that total capital expenditures for all of our divisions in fiscal 2009 will be in the $10 million to $15 million range. Our near-term focus has been on streamlining our global network through the migration from dedicated capacity time-division multiplexing (TDM) circuits to burstable Internet protocol circuits, which utilize connectivity capacity more efficiently and results in lower overall cost. Our U.S. network migration towards Internet protocol is expected to be mostly completed by the end of fiscal 2009, and our European network migration is expected to be completed by the end of calendar 2009. We expect to fund our capital expenditures with our cash, cash equivalents and marketable securities on hand. From time to time, we may also finance a portion of our capital expenditures through capital leases.

In the three months ended October 31, 2007, cash used for investments and acquisitions was $11.9 million, which included cash used for additional investments in pooled investment vehicles including hedge funds of $11.0 million. There were no additional investments or acquisitions in the three months ended October 31, 2008. We received $5.0 million in the three months ended October 31, 2008 from the redemption of certain of our investments in pooled investment vehicles.

Restricted cash and cash equivalents increased $18.0 million in the three months ended October 31, 2008 and decreased $0.2 million in the three months ended October 31, 2007. Restricted cash and cash equivalents serves as collateral for letters of credit for IDT Energy’s purchases of natural gas and electric capacity, energy and ancillary services, as well as to secure mortgage repayments on various buildings.

We sold a building in Newark, New Jersey in the three months ended October 31, 2007 and received cash of $5.4 million from the sale. We recorded a $4.1 million gain on the sale of the building in the three months ended October 31, 2007.

In the three months ended October 31, 2007, IDT Carmel Portfolio Management purchased debt portfolios for $36.9 million. In the three months ended October 31, 2008 and 2007, IDT Carmel’s principal collections and proceeds from resale of debt portfolios totaled $3.6 million and $6.9 million, respectively. IDT Carmel has not purchased any debt portfolios since the second quarter of fiscal 2008.

Financing Activities

We distributed cash of $0.6 million and $1.1 million in the three months ended October 31, 2008 and 2007, respectively, to the minority equity holders of subsidiaries. Repayments of capital lease obligations were $2.3 million and $4.5 million in the three months ended October 31, 2008 and 2007, respectively. We also repaid other borrowings of $0.5 million and $0.7 million in the three months ended October 31, 2008 and 2007, respectively.

On September 23, 2008, we sold a 10% ownership interest in Zedge to Shaman II, L.P. for cash of $1.0 million. One of the limited partners in Shaman II, L.P. was a former employee of ours.

In June 2006, our Board of Directors authorized a stock repurchase program for the repurchase of up to an aggregate of 25 million shares of our Class B common stock and common stock, without regard to class. In the three months ended October 31, 2008, the Company repurchased an aggregate of 3.6 million shares of Class B common stock and 1.0 million shares of common stock for an aggregate purchase price of $2.9 million. In the three months ended October 31, 2007, the Company repurchased an aggregate of 4.9 million shares of Class B common stock for an aggregate purchase price of $38.2 million. In addition, between November 1, 2008 and December 1, 2008, the Company repurchased an aggregate of 0.6 million shares of Class B common stock and 1.8 million shares of common stock for an aggregate purchase price of $1.9 million. As of December 1, 2008, 10.2 million shares remained available for repurchase under the stock repurchase program.

Contractual Obligations and Other Commercial Commitments

The following tables quantify our future contractual obligations and commercial commitments as of October 31, 2008:

Contractual Obligations

Payments Due by Period

(in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Capital lease obligations (including interest)	$19.6	$9.2	$10.3	$0.1	$—
Operating leases	111.9	7.1	8.3	5.9	90.6
Other obligations (1)	6.4	6.4	—	—	—
Notes payable (including interest)	159.1	9.0	19.3	20.1	110.7

Total contractual obligations (2)	$297.0	$31.7	$37.9	$26.1	$201.3

(1)	Includes unrecognized income tax benefits of $4.4 million and purchase commitments and other obligations of $2.0 million.
(2)	The following financial obligations are not included in the above table due to the uncertainty of the timing and amounts of any such payments:

•

In February 2005, we entered into a multi-year agreement, which runs through October 2009, to grant a telecommunications service provider the right to service certain of our domestic and international wireless traffic. Terms of the agreement are based on a minimum purchase of $75 million of services from the telecommunications service provider. Through October 31, 2008, telecommunications services of approximately $27 million have been purchased.

•

In connection with the sale of IDT Entertainment to Liberty Media Corporation, we are eligible to receive additional consideration from Liberty Media based upon any appreciation in the value of IDT Entertainment over the five-year period following the closing of the transaction or a shorter period under specified circumstances (“Contingent Value”) equal to 25% of the excess, if any, of the net equity value of IDT Entertainment over $453 million. However, we would have to pay Liberty Media up to $3.5 million if the Contingent Value does not exceed $439 million, which is included in “Other long-term liabilities” in the consolidated balance sheet.

Other Commercial Commitments

Payments Due By Period

(in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Standby letters of credit	$59.3	$31.0	$23.0	$0.1	$5.2

Changes in Trade Accounts Receivable and Allowance for Doubtful Accounts

Gross trade accounts receivable decreased to $166.4 million at October 31, 2008 from $200.2 million at July 31, 2008 mostly due to collections of accounts receivable and reductions in revenues. The allowance for doubtful accounts as a percentage of gross trade accounts receivable increased to 12.5% at October 31, 2008 from 10.8% at July 31, 2008 mainly because the allowance balance decreased 4.0% while the gross trade accounts receivable balance decreased 16.9%.

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

We incurred a loss from continuing operations in each of the five years in the period ended July 31, 2008 and in the first quarter of fiscal 2009. We incurred a net loss in the first quarter of fiscal 2009, and in fiscal 2008, fiscal 2006, fiscal 2005 and fiscal 2004, and would have incurred a net loss in fiscal 2007 except for a gain on the sale of a discontinued operation. We also had negative cash flow from operating activities in each of the three years in the period ended July 31, 2008 and in the first quarter of fiscal 2009. We had an accumulated deficit at October 31, 2008 of $133.7 million. Historically, we satisfied our cash requirements primarily through a combination of our existing cash and cash equivalents, proceeds from the sale of businesses, proceeds from the sales and maturities of marketable securities and investments, arbitration awards and litigation settlements, and borrowings from third parties. We currently expect our operations in fiscal 2009 and the balance of cash, cash equivalents, marketable securities and pooled investment vehicles including hedge funds that we held as of October 31, 2008 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements, and to fund any potential operating cash flow deficits within any of our segments for at least the next twelve months. Failure to generate sufficient revenue and operating income or to meet the goals in our fiscal 2009 operating budget could have a material adverse effect on our results of operations, financial condition and cash flows. The recoverability of assets is highly dependent on the ability of management to execute its business plan.

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

Foreign Currency Risk

Revenues from our international operations represented 39.1% and 35.6% of our consolidated revenues for the three months ended October 31, 2008 and 2007, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset the majority of these non U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. As such, the net amount of our exposure to foreign currency exchange rate changes is generally not material. In addition, we entered into foreign exchange hedges beginning in the second quarter of fiscal 2008, although there were none outstanding on October 31, 2008.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Standards and Standards Not Yet Adopted

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (Revised 2007), Business Combinations. SFAS 141(R) establishes principles and requirements for how the acquirer: (a) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of the assets acquired and liabilities assumed in the transaction at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; the immediate expense recognition of transaction costs; changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense; and restructuring plans will be accounted for separately from the business combination, among other things. We are required to apply SFAS 141(R) to business combinations with an acquisition date on or after August 1, 2009. SFAS 141(R) fundamentally changes many aspects of existing accounting requirements for business combinations. As such, if we enter into any business combinations after the adoption of SFAS 141(R), a transaction may significantly impact our financial position and results of operations, but not our cash flows, when compared to acquisitions accounted for under current U.S. generally accepted accounting principles.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Also, SFAS 160 requires consolidated net income (loss) to include the amounts attributable to both the parent and the noncontrolling interest, and it requires disclosure of the amounts of net income (loss) attributable to the parent and to the noncontrolling interest. Finally, SFAS 160 requires increases and decreases in the noncontrolling ownership interest amount to be accounted for as equity transactions, and the gain or loss on the deconsolidation of a subsidiary will be measured using the fair value of any noncontrolling equity investment rather than the carrying amount of the retained investment. We are required to adopt SFAS 160 on August 1, 2009. Upon the adoption of SFAS 160, we will change the classification and presentation of noncontrolling interest in our financial statements, which is currently referred to as minority interests. We are still evaluating the impact that SFAS 160 will have on our consolidated financial statements, but we do not expect SFAS 160 to have a material impact on our financial position, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are exposed to various types of market risks in the normal course of business, including the impact of changes in commodity prices, interest rates and foreign currency exchange rates. We may hedge market price fluctuations associated with physical purchases and sales of electricity and natural gas by using derivative instruments including futures, forwards, basis swaps, transmission congestion contracts and financial transmission rights contracts. We are exposed to changes in interest rates primarily from our investments in cash equivalents and marketable debt securities. From time to time, we have used interest rate derivative instruments and investment strategies to manage our exposure to interest rate changes, such as short sale strategies and repurchase and reverse repurchase agreements. In addition, fluctuations in market interest rates may lead to significant fluctuations in the fair value of our notes payable and capital lease obligations. If necessary, we may take appropriate actions to limit the negative effect of interest rate fluctuations on our obligations. Our market risk exposure relating to foreign currency exchange is generally not material, as we have cash outflows denominated in foreign currencies to partially offset the cash inflows denominated in the same currencies, thereby creating a natural hedge. In order to mitigate the risk associated with any remaining net foreign exchange exposure, which we experience from time to time, we entered into foreign exchange hedges beginning in the second quarter of fiscal 2008, although there were none outstanding on October 31, 2008.

In addition to, but separate from our primary business, we hold a portion of our total asset portfolio in pooled investment vehicles including hedge funds for strategic and speculative purposes. As of October 31, 2008, the carrying value of such investments was $42.5 million out of a total of cash, cash equivalents, restricted cash and cash equivalents, marketable securities and investments of $262.4 million. In fiscal 2008, we instructed several of the hedge funds to liquidate our investments. We received $5.0 million in October 2008 and $11.4 million in November 2008, and we expect to receive $5.6 million in the remainder of fiscal 2009 and $16.0 million by December 31, 2010 from liquidations of these investments. Investments in hedge funds carry a degree of risk, and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that the managers of the hedge funds in which we have invested will be able to accurately predict these price movements. In order to minimize our exposure to such risk, we attempt to ensure that our hedge fund portfolio remains diversified, and it is managed by our management under the supervision of the Audit Committee of our Board of Directors, with the assistance of professional investment advisers. Nevertheless, the securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our interests in these funds may go down as well as up and we may not receive, upon redemption, the amounts originally invested.

Our marketable securities at October 31, 2008 included auction rate securities with a par value of $14.3 million. The underlying asset for these securities is preferred stock of Fannie Mae or Freddie Mac. The fair value of the auction rate securities, which cannot be corroborated by the market, was estimated based on the value of the underlying assets and our assumptions. At July 31, 2008, we determined that there was an other than temporary decline in the value of these auction rate securities, and accordingly, recorded a $7.2 million expense and reduced the auction rate securities balance to an estimated fair value of $7.1 million. On September 7, 2008, the FHFA placed Fannie Mae and Freddie Mac into conservatorship administered by the FHFA. One result of the conservatorship and related actions of the FHFA was a significant decline in the market value of Fannie Mae and Freddie Mac’s preferred stock. In the three months ended October 31, 2008, we determined that there was an additional other than temporary decline in the value of these auction rate securities, and accordingly, recorded a $6.3 million charge that was included in “Other expense (income), net” in our condensed consolidated statement of operations and reduced the auction rate securities balance to an estimated fair value of $0.8 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, as a result of the material weakness described in Item 9A to Part II of our Annual Report on Form 10-K for the year ended July 31, 2008 that has not been remediated as of October 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded as of October 31, 2008, that the Company’s disclosure controls and procedures were ineffective and were not designed to ensure that material information relating to the Company and its consolidated subsidiaries would be accumulated and communicated to them by others within those entities to allow timely decisions regarding required disclosure.

As described in Item 9A to Part II of our Annual Report on Form 10-K for the year ended July 31, 2008, during the audit of our financial statements as of July 31, 2008 and for the year then ended, a material weakness existed relating to our lack of internal expertise and resulting failure to properly execute control procedures designed to prepare and evaluate the annual testing for impairment of goodwill and other intangible assets not subject to amortization as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” This material weakness resulted in a material audit adjustment for an impairment charge with respect to goodwill. Consequently, our consolidated financial statements as of July 31, 2008 and for the year then ended properly reflected the results of the goodwill impairment testing.

To remediate this material weakness, we will perform a more rigorous fact gathering process and consideration of the relevant valuation assumptions in the Step 1 analysis. In addition, we will provide appropriate training on valuation techniques for our personnel to improve our internal expertise. We will also enhance and expand our review procedures to include additional personnel who will be involved in a timelier manner. We believe these measures should be adequate to address the material weakness that existed at July 31, 2008 related to the annual testing for impairment required by SFAS 142. As of October 31, 2008, some of these remediation actions have commenced but none have been completed. Our remediation effort is currently on schedule to be completed by the fourth quarter of fiscal 2009 when our next annual testing for impairment required by SFAS 142 will be performed. We will continue to evaluate and monitor our efforts to remediate the material weakness and will take all appropriate action when and as necessary to ensure we have effective internal controls over financial reporting.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 11 to the Condensed Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

We are subject to other legal proceedings, which have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurances in this regard, in the opinion of management, none of the legal proceedings to which we are a party will have a material adverse effect on our results of operations, cash flows, or our financial condition.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended July 31, 2008 except for the following:

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

In addition to these larger competitors, we face significant competition from smaller calling card providers, who from time-to-time offer rates that are substantially below our rates, and in some instances below what we believe to be the cost to provide the service, in order to gain market share. This type of pricing by one or more competitors can adversely affect our revenues, as they gain market share at our expense, and our gross margins, if we lower rates in order to better compete. We believe one of the reasons that certain of our competitors are able to offer lower pricing is because their cards do not deliver all the minutes they claim to sell. Accordingly, on March 8, 2007, we filed a civil anti-fraud action in the federal district court in Newark, New Jersey, claiming that these competitors have been misleading calling card customers, and as a result, negatively impacting our market share, resulting in a reduction of our revenues and profits. Although the judge in this case chose not to grant the preliminary injunction we requested, a decision which was affirmed on appeal, we are continuing with this lawsuit against the defendants with whom we have not settled. We are uncertain, even with the potential of fair competition, whether we will be able to regain revenues lost over the past number of quarters. Additionally, we cannot be assured that our actions will adjust the market so that we can better compete.

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

We believe that recent immigration trends in the United States may be decreasing our potential customer base. Since immigrants are a target customer base for our prepaid calling card business, their reduced number has adversely affected our revenues and profitability in that business. If these immigration trends continue or accelerate, our calling card revenues and profitability will continue to be adversely affected.

The contract for one of our largest private label calling card customers, which was schedule to expire in November 2008, was renewed for an additional three year term ending on November 22, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by the Company of its shares during the first quarter of fiscal 2009:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1–31, 2008	0	$0	0	17,137,350
September 1–30, 2008 (2)	34,418	$0.749	0	17,137,350
October 1–31, 2008 (3)	4,571,255	$0.606	4,571,255	12,566,095

Total	4,605,673	$0.606	4,571,255

(1)	Under our existing stock repurchase program, approved by our Board of Directors on June 13, 2006, we are authorized to repurchase up to an aggregate of 25 million shares of our Class B common stock and our common stock, without regard to class.
(2)	Consists of shares of Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares are repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.
(3)	Consists of 1,008,039 shares of common stock and 3,563,216 shares of Class B common stock purchased pursuant to the stock repurchase program, resulting in an aggregate of 12,566,095 shares that may yet be purchased under the stock repurchase program.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description

10.1	Amended and Restated Employment Agreement, dated October 31, 2008, between the Registrant and Howard S. Jonas. Incorporated by reference to Form 8-K/A, filed November 6, 2008.

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDT CORPORATION

December 10, 2008	By:	/S/ JAMES A. COURTER
James A. Courter Vice-Chairman and Chief Executive Officer

December 10, 2008	By:	/S/ STEPHEN R. BROWN
Stephen R. Brown Chief Financial Officer and Treasurer