Form 10-Q
period 2009-01-31
IDT CORP
filed 2009-03-17
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of March 6, 2009, the registrant had the following shares outstanding:

Common Stock, $.01 par value:	4,304,179 shares outstanding (excluding 4,937,441 treasury shares)
Class A common stock, $.01 par value:	3,272,329 shares outstanding
Class B common stock, $.01 par value:	16,765,389 shares outstanding (excluding 6,145,207 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

IDT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2009	July 31, 2008
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$132,849	$163,152
Restricted cash and cash equivalents (Note 11)	53,289	4,133
Marketable securities (Note 11)	6,629	111,462
Trade accounts receivable, net of allowance for doubtful accounts of $20,591 at January 31, 2009 and $21,589 at July 31, 2008	153,202	178,594
Prepaid expenses	16,718	22,572
Investments—short-term	6,762	22,563
Other current assets	45,399	55,761
Assets of discontinued operations	21,147	68,202

Total current assets	435,995	626,439
Property, plant and equipment, net	205,871	227,944
Goodwill	72,102	74,509
Licenses and other intangibles, net	2,116	9,394
Investments—long-term	10,476	40,295
Deferred income tax assets, net	—	2,300
Other assets	21,027	22,094

Total assets	$747,587	$1,002,975

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$56,385	$82,974
Accrued expenses	180,896	202,534
Deferred revenue	67,860	88,618
Income taxes payable	58,056	123,000
Capital lease obligations—current portion	8,818	9,316
Notes payable—current portion	2,149	2,115
Other current liabilities	15,591	15,021
Liabilities of discontinued operations	1,417	1,472

Total current liabilities	391,172	525,050
Capital lease obligations—long-term portion	7,513	11,148
Notes payable—long-term portion	99,087	100,150
Other liabilities	16,979	18,441

Total liabilities	514,751	654,789
Minority interests	3,701	5,849
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Common stock, $.01 par value; authorized shares—100,000; 9,242 and 8,358 shares issued and 4,699 and 4,847 shares outstanding at January 31, 2009 and July 31, 2008, respectively	92	84
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and outstanding at January 31, 2009 and July 31, 2008	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 22,911 and 21,301 shares issued and 17,283 and 17,083 shares outstanding at January 31, 2009 and July 31, 2008, respectively	229	213
Additional paid-in capital	719,429	717,256
Treasury stock, at cost, consisting of 4,543 and 3,511 shares of common stock and 5,628 and 4,218 shares of Class B common stock at January 31, 2009 and July 31, 2008, respectively	(290,624)	(285,536)
Accumulated other comprehensive (loss) income	(4,313)	6,754
Accumulated deficit	(195,711)	(96,467)

Total stockholders’ equity	229,135	342,337

Total liabilities and stockholders’ equity	$747,587	$1,002,975

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008
	(In thousands, except per share data)
Revenues	$437,291	$464,375	$869,792	$922,762
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	335,802	366,969	668,159	727,070
Selling, general and administrative (i)	72,412	115,525	165,563	229,297
Depreciation and amortization	13,098	16,633	26,975	34,372
Bad debt	3,146	2,935	4,803	5,243
Research and development	4,741	553	6,384	923
Restructuring and impairment charges	16,842	2,439	18,470	4,182

Total costs and expenses	446,041	505,054	890,354	1,001,087
Arbitration award income	—	—	—	40,000

Loss from operations	(8,750)	(40,679)	(20,562)	(38,325)
Interest (expense) income, net	(1,773)	3,227	(2,704)	5,607
Other expense, net	(10,576)	(7,618)	(31,778)	(1,285)

Loss from continuing operations before minority interests and income taxes	(21,099)	(45,070)	(55,044)	(34,003)
Minority interests	553	(68)	786	(659)
Provision for income taxes	(6,190)	(3,458)	(9,158)	(6,499)

Loss from continuing operations	(26,736)	(48,596)	(63,416)	(41,161)
Discontinued operations, net of tax:
Loss from discontinued operations	(35,250)	(11,641)	(35,828)	(10,484)
Loss on sale of discontinued operations	—	(2,232)	—	(4,044)

Total discontinued operations	(35,250)	(13,873)	(35,828)	(14,528)

Net loss	$(61,986)	$(62,469)	$(99,244)	$(55,689)

Earnings per share:
Basic and diluted:
Loss from continuing operations	$(1.17)	$(1.94)	$(2.69)	$(1.60)
Total discontinued operations	(1.54)	(0.56)	(1.52)	(0.56)

Net loss	$(2.71)	$(2.50)	$(4.21)	$(2.16)

Weighted-average number of shares used in calculation of basic and diluted earnings per share	22,872	25,007	23,596	25,774

(i) Stock-based compensation included in selling, general and administrative expenses	$623	$1,782	$1,960	$3,202

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended January 31,
	2009	2008
	(in thousands)
Net cash used in operating activities	$(92,877)	$(119,236)
Investing activities
Capital expenditures	(5,713)	(12,567)
Repayment (issuance) of notes receivable, net	168	(595)
Investments and acquisitions	(1,000)	(17,889)
Proceeds from sale and redemption of investments	24,311	3,382
Restricted cash and cash equivalents	(49,156)	810
Proceeds from sale of building	—	4,872
Proceeds from sales and maturities of marketable securities	135,318	593,396
Purchases of marketable securities	(36,045)	(349,514)

Net cash provided by investing activities	67,883	221,895
Financing activities
Distributions to minority shareholders of subsidiaries	(1,115)	(2,941)
Proceeds from sales of stock of subsidiaries	1,187	—
Proceeds from exercise of stock options	—	94
Proceeds from employee stock purchase plan	36	808
Repayments of capital lease obligations	(4,205)	(9,653)
Repayments of borrowings	(1,029)	(1,374)
Repurchases of common stock and Class B common stock	(5,088)	(44,036)

Net cash used in financing activities	(10,214)	(57,102)
Discontinued operations
Net cash (used in) provided by operating activities	(301)	4,919
Net cash provided by (used in) investing activities	11,641	(56,332)
Net cash provided by financing activities	—	416

Net cash provided by (used in) discontinued operations	11,340	(50,997)
Effect of exchange rate changes on cash and cash equivalents	(5,369)	2,370

Net decrease in cash and cash equivalents	(29,237)	(3,070)
Cash and cash equivalents (including discontinued operations) at beginning of period	164,886	151,404

Cash and cash equivalents (including discontinued operations) at end of period	135,649	148,334
Less cash and cash equivalents of discontinued operations at end of period	(2,800)	(3,139)

Cash and cash equivalents (excluding discontinued operations) at end of period	$132,849	$145,195

Supplemental schedule of non-cash investing activities
Purchases of property, plant and equipment through capital lease obligations	$95	$234

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2009. The balance sheet at July 31, 2008 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2008, as filed with the U.S. Securities and Exchange Commission.

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2009 refers to the fiscal year ending July 31, 2009).

Certain prior year amounts have been reclassified to conform to the current year’s presentation. As described in Note 4, IDT Carmel has been reclassified to discontinued operations for all periods presented. At July 31, 2008, restricted cash and cash equivalents of $4.1 million previously included in cash and cash equivalents has been stated separately in the condensed consolidated balance sheet. Restricted cash and cash equivalents of $4.1 million, $2.4 million and $1.6 million at July 31, 2008, July 31, 2007 and January 31, 2008, respectively, previously included in cash and cash equivalents have been excluded from cash and cash equivalents in the condensed consolidated statements of cash flows. For the three and six months ended January 31, 2008, research and development expense of $0.6 million and $0.9 million, respectively, previously included in selling, general and administrative expenses have been stated separately in the condensed consolidated statement of operations. As described in Note 9, business segment results for the three and six months ended January 31, 2008 have been reclassified and restated to conform to the current year’s presentation.

The Company records Universal Service Fund (“USF”) charges that are billed to customers on a gross basis in its results of operations, and records other taxes and surcharges on a net basis. USF charges in the amount of $0.7 million and $1.5 million in the three and six months ended January 31, 2009, respectively, and $1.0 million and $2.1 million in the three and six months ended January 31, 2008, respectively, were recorded on a gross basis.

On September 30, 2008 and October 8, 2008, the Company received notices from the New York Stock Exchange (“NYSE”) that it was no longer in compliance with the NYSE’s $100 million market capitalization threshold and the $1.00 average closing price over a consecutive 30-day trading period requirement, respectively, required for continued listing. The Company submitted a plan to the NYSE to regain compliance, and that plan was accepted. The NYSE will monitor compliance with the plan and may commence delisting procedures prior to either deadline if the Company fails to meet the milestones set forth in its plan. The Company has until March 2010 to regain compliance with the $100 million market capitalization standard. In addition, according to the rules of the NYSE, the NYSE will promptly initiate suspension and delisting procedures with respect to a listed company that is determined to have average global market capitalization over a consecutive 30 trading-day period of less than $25 million. The NYSE has reduced this $25 million threshold to $15 million until June 30,

2009. The Company is currently in compliance with this reduced threshold. According to the NYSE’s rules in effect on October 8, 2008, the Company has until April 8, 2009 to regain compliance with the $1.00 minimum stock price standard. In February 2009, the NYSE suspended the application of its stock-price standard until June 30, 2009.

A one-for-three reverse stock split of all of our outstanding common stock, Class A common stock and Class B common stock was effective on February 24, 2009 (see Note 5). All share and weighted average share amounts in the accompanying condensed consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to reflect the one-for-three reverse stock split. The one-for-three reverse stock split did not affect the number of authorized shares or the par value per share.

The Company concluded that indicators of goodwill impairment existed in the second quarter of fiscal 2009. The Company is performing an interim goodwill impairment analysis as of December 31, 2008. Please refer to Note 8 for further information.

The Company incurred a loss from continuing operations in each of the five years in the period ended July 31, 2008 and in the six months ended January 31, 2009. The Company incurred a net loss in the six months ended January 31, 2009, and in fiscal 2008, fiscal 2006, fiscal 2005 and fiscal 2004, and would have incurred a net loss in fiscal 2007 except for a gain on the sale IDT Entertainment. The Company also had negative cash flow from operating activities in each of the three years in the period ended July 31, 2008 and in the six months ended January 31, 2009. The Company had an accumulated deficit at January 31, 2009 of $195.7 million. Historically, the Company satisfied its cash requirements primarily through a combination of its existing cash and cash equivalents, proceeds from the sale of businesses, proceeds from the sales and maturities of marketable securities and investments, arbitration awards and litigation settlements, and borrowings from third parties. The Company currently expects its operations in fiscal 2009 and the balance of cash, cash equivalents, marketable securities and pooled investment vehicles including hedge funds that it held as of January 31, 2009 will be sufficient to meet its currently anticipated working capital and capital expenditure requirements, and to fund any potential operating cash flow deficits within any of its segments for at least the next twelve months. The foregoing is based on a number of assumptions, including that the Company will collect on its receivables, effectively manage its working capital requirements, and maintain its revenue levels and liquidity. Predicting these matters is particularly difficult in the current worldwide economic situation and overall decline in consumer demand. The Company has retained Jefferies & Company, Inc. to serve as its financial advisor to assist with the potential monetization of non-core assets, explore opportunities in the capital markets to finance the growth of core businesses, and advise the Company with respect to strengthening its core businesses through strategic partnerships. Failure to generate sufficient revenue and operating income or to meet the goals in its fiscal 2009 operating budget could have a material adverse effect on the Company’s results of operations, financial condition and cash flows. The recoverability of assets is highly dependent on the ability of management to execute its business plan.

Note 2—Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS 157 defines fair value, establishes a framework for measuring fair value in US GAAP, establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value, and expands the related disclosure requirements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of January 31, 2009:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
Assets:
Marketable securities	$1,010	$—	$5,170	$6,180
Auction rate securities included in marketable securities	—	—	449	449

Total marketable securities	$1,010	$—	$5,619	$6,629

Liabilities:
Derivative contracts	$321	$—	$2,843	$3,164

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

The Company’s investments in marketable securities are considered “available for sale.” The Company’s marketable securities at January 31, 2009 included auction rate securities with a par value of $14.3 million. The underlying asset for these securities is preferred stock of the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The fair values of the auction rate securities, which cannot be corroborated by the market, were estimated based on the value of the underlying assets and the Company’s assumptions, and are therefore classified as Level 3. The Company’s investments in pooled investment vehicles including hedge funds, which are included in “Investments—short-term” and “Investments—long-term” in the accompanying condensed consolidated balance sheets, are accounted for using the equity method unless the Company’s interest is so minor that it has virtually no influence over operating and financial policies pursuant to the guidance in Emerging Issues Task Force (“EITF”) Topic D-46, Accounting for Limited Partnership Investments and EITF 03-16, Accounting for Investments in Limited Liability Companies. The Company’s investments in pooled investment vehicles including hedge funds are therefore excluded from the fair value measurements table above.

The Company’s derivative contracts are valued using quoted market prices or significant unobservable inputs. These contracts consist of (1) natural gas futures to fix the price that IDT Energy will pay for specified amounts of natural gas through March 2010, which are classified as Level 1, (2) an interest rate swap to achieve fixed rate debt, which is classified as Level 3, and (3) an embedded derivative in a structured note that must be bifurcated, which is classified as Level 3.

The following table summarizes the change in the balance of the Company’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at January 31, 2009:

	Three Months Ended January 31, 2009		Six Months Ended January 31, 2009
	Assets	Liabilities	Assets	Liabilities
	(in thousands)
Balance, beginning of period	$14,405	$(211)	$53,265	$(262)
Total gains (losses) (realized or unrealized):
Included in earnings in “Other expense, net”	(336)	(2,632)	(8,571)	(2,581)
Included in other comprehensive loss	550	—	3,005	—
Purchases, sales, issuances and settlements	(9,000)	—	(42,080)	—
Transfers in (out) of Level 3	—	—	—	—

Balance, end of period	$5,619	$(2,843)	$5,619	$(2,843)

The amount of total gains or losses for the period included in earnings in “Other expense, net” attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the end of the period	$(336)	$(2,632)	$(6,650)	$(2,581)

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

Note 3—Arbitration Award Income

In November 2007, the Company’s Net2Phone Cable Telephony subsidiary, which is included in its IDT Telecom Platform Services segment, was awarded approximately €23 million, plus interest from November 2005, in an arbitration proceeding against Altice One S.A. and certain of its affiliates. The arbitration proceeding related to Altice’s termination of cable telephony license agreements Net2Phone Cable Telephony had entered into in November 2004. The Company recorded a gain of $40.0 million for this arbitration award, including accrued interest, in the first quarter of fiscal 2008. The Company received €29.3 million in March 2008, which includes interest from November 2005.

Note 4—Acquisitions and Dispositions

IDT Carmel—sale of debt portfolios

On January 30, 2009, IDT Carmel, Inc., IDT Carmel Portfolio Management LLC, and FFPM Carmel Holdings I LLC (all of which are subsidiaries of the Company) (collectively “IDT Carmel”) and Sherman Originator III LLC consummated the sale, pursuant to a Purchase and Sale Contract, of substantially all of IDT Carmel Portfolio Management LLC’s debt portfolios with an aggregate face value of $951.6 million for cash of $18.0 million. The cash was received on February 2, 2009. The Company plans to exit the debt collection business. IDT Carmel met the criteria to be reported as a discontinued operation and accordingly, IDT Carmel’s assets, liabilities, results of operations and cash flows are classified as discontinued operations for all periods presented. IDT Carmel recognized a loss of $34.3 million in connection with the sale of its debt portfolios.

Revenues, loss before income taxes and net loss of IDT Carmel, which is included in discontinued operations, are as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008
	(in thousands)
Revenues	$6,750	$12,362	$15,602	$22,029

Loss before income taxes	$(35,250)	$(12,116)	$(35,828)	$(10,165)

Net loss	$(35,250)	$(11,641)	$(35,828)	$(10,484)

The assets and liabilities of IDT Carmel included in discontinued operations consist of the following:

	January 31, 2009	July 31, 2008
	(in thousands)
Assets
Cash and cash equivalents	$2,800	$1,734
Receivables for sales of purchased debt portfolios	18,010	—
Purchased debt portfolios	150	63,059
Equipment, net	—	1,987
Other	187	1,422

Assets of discontinued operations	$21,147	$68,202

Liabilities
Trade accounts payable	$311	$2
Accrued expenses	1,106	954
Other liabilities	—	516

Liabilities of discontinued operations	$1,417	$1,472

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

American Shale Oil, LLC

American Shale Oil Corporation (“AMSO”) was formed as a wholly-owned subsidiary of the Company in February 2008. In April 2008, AMSO acquired a 75% equity interest in American Shale Oil, L.L.C. (“AMSO, LLC”), in exchange for cash of $2.5 million and certain commitments for future funding of AMSO, LLC’s operations. In a separate transaction in April 2008, the Company acquired an additional 14.9437% equity interest in AMSO, LLC in exchange for cash of $3.0 million, bringing the total interest then held by the Company to approximately 90%.

AMSO, LLC is one of only three holders of leases granted by the U.S. Bureau of Land Management (“BLM”) to research, develop and demonstrate in-situ technologies for potential commercial shale oil production (“RD&D Leases”) in western Colorado. The other holders include Shell Frontier Oil and Gas, Inc. (three leases) and Chevron U.S.A., Inc. The RD&D Lease awarded to AMSO, LLC by the BLM covers an area of 160 acres. The lease runs for a ten year period beginning on January 1, 2007, and is subject to an extension of up to five years if AMSO, LLC can demonstrate that a process leading to the production of commercial quantities of shale oil is diligently being pursued. Once AMSO, LLC demonstrates the economic and environmental viability of its technology, it will have the opportunity to submit a one time payment pursuant to the Oil Shale Management Regulations and convert its RD&D Lease to a commercial lease on 5,120 acres which overlap and are contiguous with the 160 acres in its RD&D Lease. The area covered by the potential commercial lease is estimated to hold approximately five billion barrels of recoverable shale oil.

In March 2009, pursuant to a Member Interest Purchase Agreement entered into on December 19, 2008, TOTAL E&P Research & Technology USA, (“Total”), a subsidiary of TOTAL E&P SCR/Recherche & Development, acquired a 50% interest in AMSO, LLC. While AMSO will operate the project during the RD&D phase, Total will provide a majority of the funding during this phase of the project, and technical assistance throughout the life of the project. Total will lead the planning of the commercial development and will assume management responsibilities during the subsequent commercial phase. Total’s parent, Total S.A., is the world’s fifth largest integrated oil and gas company.

AMSO has committed to a total investment of $10.0 million in AMSO LLC, subject to certain exceptions where the amount could be greater.

The Company consolidated AMSO LLC prior to the closing of the transaction with Total. Beginning with the closing, the Company accounts for its 50% ownership interest in AMSO LLC using the equity method since the Company has the ability to exercise significant influence over its operating and financial matters, although it no longer controls AMSO LLC.

European Prepaid Payment Services Business

In December 2008, the Company announced an agreement to sell its European prepaid payment services business to NEOVIA Financial Plc for approximately $15 million. NEOVIA is an independent, global provider of online payments. Under the terms of the agreement, NEOVIA will acquire IDT Financial Services Holdings Limited and other assets which together provide prepaid MasterCard® products in the United Kingdom market under the “Prime Card” brand. The assets sold include approximately $10 million in securities held pursuant to regulatory requirements. The proposed transaction remains pending subject to regulatory approval by the Gibraltar Financial Services Commission. The Company expects the regulatory authorities to make their determination shortly, but cannot determine when those conditions will be satisfied, if at all.

Note 5—Stockholders’ Equity

On December 17, 2008, the Company’s Board of Directors approved, authorized and recommended to the Company’s stockholders to amend and restate the Company’s Restated Certificate of Incorporation to affect a one-for-three reverse split of each of the outstanding shares of the Company’s common stock, Class A common stock and Class B common stock. On January 20, 2009, Mr. Howard S. Jonas, the Company’s Chairman of the Board, and his affiliates, the record holders of shares representing a majority of the aggregate voting power of the Company’s stock, delivered to the Company a written consent in lieu of a special meeting of stockholders representing approximately 71% of the voting power of the Company’s stock, approving the amended Restated Certificate of Incorporation thereby approving the one-for-three reverse stock split. The one-for-three reverse stock split was effective on February 24, 2009. The one-for-three reverse stock split was intended to satisfy compliance with the NYSE’s price criteria for continued listing. All share and weighted average share amounts, as well as stock option, non-vested restricted stock and contingently issuable share amounts, in the accompanying condensed consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to reflect the one-for-three reverse stock split. The one-for-three reverse stock split did not affect the number of authorized shares or the par value per share.

On October 31, 2008, the Company entered into an Amended and Restated Employment Agreement with Mr. Jonas. Pursuant to this Agreement (i) the term of Mr. Jonas’ employment with the Company runs until December 31, 2013 and (ii) Mr. Jonas was granted 1.2 million restricted shares of the Company’s Class B common stock and 0.9 million restricted shares of the Company’s common stock in lieu of a cash base salary beginning January 1, 2009 through December 31, 2013. The restricted shares vest in different installments throughout the term of Mr. Jonas’ employment as delineated in the agreement, and all of the restricted shares paid to Mr. Jonas under the agreement automatically vest in the event of (i) a change in control of the Company; (ii) Mr. Jonas’ death; or (iii) if Mr. Jonas is terminated without cause or if he terminates his employment for good reason as defined in the agreement. A pro rata portion of the restricted shares will vest in the event of termination for cause. The restricted shares were granted on October 31, 2008 pursuant to the Company’s 2005 Stock Option and Incentive Plan. The 1.2 million restricted shares of the Company’s Class B common stock and 0.9 million restricted shares of the Company’s common stock granted on October 31, 2008 were included in the shares issued and outstanding at January 31, 2009. Total unrecognized compensation cost on the grant date was $5.5 million. The unrecognized compensation cost is expected to be recognized over the vesting period from January 1, 2009 through December 31, 2013. The Company recognized $0.1 million of the compensation cost in the three months ended January 31, 2009.

On November 5, 2008, the Company and Mr. James A. Courter, the Company’s Vice Chairman and Chief Executive Officer, entered into an amendment to Mr. Courter’s employment agreement. Pursuant to the amendment, Mr. Courter was granted 0.4 million restricted shares of Class B common stock in lieu of a cash base salary from January 1, 2009 until October 21, 2009. The restricted shares are scheduled to vest on October 21, 2009, the last day of the term under the amended employment agreement. Pursuant to the amendment, all of the restricted shares paid to Mr. Courter under the amendment automatically vest in the event of (i) a change in control of the Company; (ii) Mr. Courter’s death; or (iii) if Mr. Courter is terminated without cause or if he terminates his employment for good reason as defined by the amendment. A pro rata portion of the restricted shares will vest in the event of termination for cause. The restricted shares were granted on November 5, 2008 pursuant to the Company’s 2005 Stock Option and Incentive Plan. The 0.4 million restricted shares of the Company’s Class B common stock granted on November 5, 2008 were included in the shares issued and outstanding at January 31, 2009. Total unrecognized compensation cost on the grant date was $0.8 million. The unrecognized compensation cost is expected to be recognized from January 1, 2009 through October 21, 2009. The Company recognized $0.1 million of the compensation cost in the three months ended January 31, 2009.

In June 2006, the Company’s Board of Directors authorized a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of the Company’s Class B common stock and common stock, without regard to class. On December 17, 2008, the Company’s Board of Directors increased the aggregate number of shares of the Company’s Class B common stock and common stock, without regard to class, that the Company is authorized to repurchase under the stock repurchase program from the 3.3 million shares that remained available for repurchase to 8.3 million shares. In the six months ended January 31, 2009, the Company repurchased an aggregate of 1.4 million shares of Class B common stock and 1.0 million shares of common stock for an aggregate purchase price of $5.1 million. In the six months ended January 31, 2008, the Company repurchased an aggregate of 1.8 million shares of Class B common stock and 0.1 million shares of common stock for an aggregate purchase price of $44.0 million. As of January 31, 2009, 8.3 million shares remained available for repurchase under the stock repurchase program.

Note 6—Earnings Per Share

The Company computes earnings per share under the provisions of SFAS No. 128, Earnings per Share, whereby basic earnings per share is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share, except that the number of shares is increased to include non-vested restricted stock and to assume exercise of potentially dilutive stock options and contingently issuable shares using the treasury stock method, unless the effect of such increase is anti-dilutive. For the three and six months ended January 31, 2009 and 2008, the diluted earnings per share equals basic earnings per share because the Company had losses from continuing operations and the impact of the assumed exercise of stock options and non-vested restricted stock would have been anti-dilutive. The following securities have been excluded from the dilutive earnings per share computations because their inclusion would have been anti-dilutive:

	At January 31,
	2009	2008
	(in thousands)
Stock options	2,101	2,505
Non-vested restricted stock	2,527	227
Contingently issuable shares	—	18

Total	4,628	2,750

Note 7—Comprehensive Loss

The Company’s comprehensive loss consists of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008
	(in thousands)
Net loss	$(61,986)	$(62,469)	$(99,244)	$(55,689)
Foreign currency translation adjustments	(2,836)	(1,348)	(14,065)	(7,965)
Unrealized gains (loss) on available-for-sale securities	490	(9,864)	2,998	(2,936)

Comprehensive loss	$(64,332)	$(73,681)	$(110,311)	$(66,590)

Note 8—Restructuring and Impairment Charges

The Company’s restructuring and impairment charges consist of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008
	(in thousands)
Telecom Platform Services Segment
Severance and other restructuring	$4,670	$924	$3,890	$2,007
Impairment	13	188	13	188
Consumer Phone Services Segment—severance	—	4	—	60
IDT Energy—severance	—	89	15	89
IDT Capital
Severance and other restructuring	518	992	1,583	827
Impairment	10,628	—	10,628	20
Corporate—severance and other restructuring	1,013	242	2,341	991

Total	$16,842	$2,439	$18,470	$4,182

The Company recorded aggregate impairment charges of $10.6 million in the six months ended January 31, 2009 of which $1.8 million related to goodwill, $5.3 million related to FCC licenses and $3.5 million related to other assets. In the second quarter of fiscal 2009, the following events and circumstances indicated that the fair value of certain of the Company’s reporting units may be below their carrying value: (1) a significant adverse change in the business climate, (2) operating losses of reporting units, (3) significant revisions to internal forecasts, and (4) plans to restructure operations including reductions in workforce. The Company was in the process of estimating the fair values of its reporting units in order to compare the fair value to the carrying value of the reporting unit (which is Step 1 of the goodwill impairment test). The Company’s management determined, in its preliminary Step 1 impairment analysis, that the goodwill of certain reporting units was likely impaired in the second quarter of fiscal 2009. The Company is continuing to evaluate the impairment of its goodwill, and the amount of the actual impairment, except for IDW Publishing, is currently not able to be estimated. The Company expects that it will complete the goodwill impairment analysis during its third quarter of fiscal 2009, and such impairment could be material.

In addition, for IDW Publishing, the Company measured its fair value by discounting its estimated future cash flows using an appropriate discount rate. IDW Publishing’s carrying value including goodwill exceeded its estimated fair value, therefore Step 2 was performed to determine whether an impairment of goodwill was required. The Company recorded preliminary goodwill impairment of $1.8 million in IDW Publishing, which is subject to adjustment. The Company recorded the preliminary amount because it was probable that goodwill was impaired, and the amount of impairment could be reasonably estimated. Calculating the fair value of the reporting units, and allocating the estimated fair value to all of the tangible assets, intangible assets and liabilities, requires significant estimates and assumptions. Should these estimates or assumptions prove to be incorrect, the Company may record additional goodwill impairment in future periods and such impairment could be material.

IDT Spectrum, which is a unit of IDT Capital, recorded impairment in the six months ended January 31, 2009 of $5.3 million, which reduced the carrying value of its FCC licenses to zero. The events and circumstances in the second quarter of fiscal 2009 described above indicated that the FCC licenses may be impaired. The Company estimated that these FCC licenses had nominal value based on continuing operating losses and projected losses for the foreseeable future.

The Company recorded an impairment of $3.5 million in the six months ended January 31, 2009 which reduced the carrying value of IDT Global Israel’s building in Israel. The Company retained exclusive control over the sale of this building after the Company disposed of 80% of the issued and outstanding shares of IDT Global Israel in the fourth quarter of fiscal 2008. Once the building is sold, the Company will receive the net proceeds of the sale after the repayment of the obligations secured by the building. At January 31, 2009, the revised estimated sales price of the building net of costs to sell of $14.8 million was included in “Other current assets” and the mortgage balance of $6.4 million was included in “Other current liabilities”.

As a result of the Company’s conclusion that an interim impairment test of goodwill was required during the second quarter of fiscal 2009, the Company also assessed the recoverability of certain of its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The assessment of long-lived assets was based on projected undiscounted future cash flows of the long-lived asset groups compared to their carrying values. The Company’s cash flow estimates were derived from the annual Company wide planning process and interim forecasting. The Company believes that its procedures for projecting future cash flows are reasonable and consistent with market conditions at the time of estimation. The results of the Company’s assessment under SFAS 144 indicated that, as of January 31, 2009, there was no impairment of any long-lived asset, other than the building in Israel.

The restructuring charges in the three and six months ended January 31, 2009 and 2008 consisted primarily of severance related to a company-wide cost savings program and reduction in force. As of January 31, 2009, these programs resulted in the termination of approximately 1,400 employees since the third quarter of fiscal 2006. As of January 31, 2009, the Company had a total of approximately 1,670 employees, of which approximately 1,300 are located in the United States and approximately 370 are located at the Company’s international operations. The restructuring charges in the six months ended January 31, 2009 also included costs for the shutdown or consolidation of certain facilities of $0.4 million in Corporate and $0.8 million in IDT Telecom. In the first quarter of fiscal 2009, IDT Telecom reversed accrued severance of $2.6 million as a result of modifications to retention and/or severance agreements with certain employees. In the first quarter of fiscal 2008, IDT Spectrum reversed $0.4 million of restructuring charges recorded in fiscal 2006 for a contract termination.

The following table summarizes the changes in the reserve balances related to the Company’s restructuring activities (substantially all of which relates to workforce reductions):

	Balance at July 31, 2008	Charged to Expense	Payments	Non-cash Charges	Balance at January 31, 2009
	(in thousands)
IDT Telecom	$10,854	$3,903	$(6,536)	$(13)	$8,208
IDT Energy	—	15	(15)	—	—
IDT Capital	526	12,211	(1,959)	(10,628)	150
Corporate	7,076	2,341	(3,394)	—	6,023

Total	$18,456	$18,470	$(11,904)	$(10,641)	$14,381

Note 9—Business Segment Information

The Company has the following three reportable business segments: Telecom Platform Services, Consumer Phone Services and IDT Energy. All other operating segments that are not reportable individually are collectively called IDT Capital. Telecom Platform Services and Consumer Phone Services comprise the IDT Telecom division. The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker.

The Telecom Platform Services segment includes wholesale carrier services provided to affiliates as well as other telecommunications companies. In addition, Telecom Platform Services markets and sells prepaid and rechargeable calling cards, prepaid wireless phone services and cable telephony services. The Consumer Phone Services segment provides consumer local and long distance services in the United States. The IDT Energy segment operates the Company’s Energy Services Company, or ESCO, in New York State. IDT Capital consists of the IDT Local Media businesses (principally CTM Media Group, WMET radio and IDW Publishing), Zedge (which provides a web-based, worldwide destination for free, user-generated mobile content distribution and sharing), Alternative Energy (which consists of AMSO, the Company’s U.S. oil shale initiative, and Israel Energy Initiatives, Ltd., the Company’s Israeli alternative energy venture), certain real estate investments and other smaller businesses. Corporate costs include certain services, such as corporate executive compensation, consulting fees, treasury and accounts payable, tax and accounting services, human resources and payroll, corporate purchasing, corporate governance including Board of Directors’ fees, internal and external audit, public and investor relations, corporate insurance, corporate legal, and business development, and other corporate-related general and administrative expenses including, among others, facilities costs, charitable contributions and travel, as well as depreciation expense on corporate assets. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

In fiscal 2008, the telecommunications termination network services and costs incurred by IDT Telecom on behalf of all of its segments were treated as belonging to the Wholesale Telecommunications Services segment, which then recovered a portion of such services and costs, plus an agreed-upon mark-up profit, through an inter-segment billing process. IDT Telecom’s senior management changed in the second half of fiscal 2008, and began to treat such termination network services and costs as a pass-through shared cost to all its segments rather than a profit center within Wholesale Telecommunications Services. As such, beginning in the first quarter of fiscal 2009, Wholesale Telecommunications Services ceased charging for the telecommunications services it provides to other segments, and the allocation of such services and related costs within IDT Telecom was revised accordingly. Beginning in the second quarter of fiscal 2009, the Prepaid Products segment and the Wholesale Telecommunications Services segment were combined into the Telecom Platform Services segment, and consumer phone services outside the United States were transferred from the Consumer Phone Services segment to Telecom Platform Services. The changes in the second quarter of fiscal 2009 reflect the overlap in the methods used to provide consumer phone services outside the United States, prepaid products and wholesale telecommunications services, as well as the way the operating results are reported and reviewed by the Company’s chief operating decision maker. In addition, in the first quarter of fiscal 2009, certain real estate investments that were historically included in Corporate were transferred to IDT Capital, and IDW Publishing was transferred from the IDT Internet Mobile Group in IDT Capital to IDT Local Media in IDT Capital. To the extent possible, comparative historical results have been reclassified and restated as if the fiscal 2009 business segment structure existed in all periods presented, although these results may not be indicative of the results which would have been achieved had the business segment structure been in effect during those periods.

The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The Company evaluates the performance of its business segments based primarily on operating income (loss). IDT Telecom depreciation and amortization are allocated to Telecom Platform Services and Consumer Phone Services because the related assets are not tracked separately by segment. There are no other significant asymmetrical allocations to segments.

Operating results for the business segments of the Company are as follows:

(in thousands)	Telecom Platform Services	Consumer Phone Services	IDT Energy	IDT Capital	Corporate	Total
Three Months Ended January 31, 2009
Revenues	$318,399	$14,139	$93,892	$10,861	$—	$437,291
Operating (loss) income	(6,855)	6,136	16,440	(17,128)	(7,343)	(8,750)
Restructuring and impairment charges	4,683	—	—	11,146	1,013	16,842

Three Months Ended January 31, 2008
Revenues	$365,514	$21,145	$65,068	$12,648	$—	$464,375
Operating (loss) income	(13,503)	4,336	1,938	(16,337)	(17,113)	(40,679)
Restructuring and impairment charges	1,112	4	89	992	242	2,439

Six Months Ended January 31, 2009
Revenues	$656,537	$29,540	$161,051	$22,664	$—	$869,792
Operating (loss) income	(16,590)	11,724	27,544	(23,185)	(20,055)	(20,562)
Restructuring and impairment charges	3,903	—	15	12,211	2,341	18,470

Six Months Ended January 31, 2008
Revenues	$744,924	$44,683	$107,144	$26,011	$—	$922,762
Operating income (loss)	12,015	10,251	3,609	(27,855)	(36,345)	(38,325)
Restructuring and impairment charges	2,195	60	89	847	991	4,182

The Telecom Platform Services segment’s income from operations in the six months ended January 31, 2008 includes arbitration award income of $40.0 million (see Note 3).

Note 10—Legal Proceedings

On August 27, 2003, Aerotel, Ltd., Aerotel U.S.A., and Aerotel U.S.A., LLC (“Aerotel”) filed a complaint against the Company in the United States District Court, Southern District of New York, seeking damages for alleged infringement of a patent. The parties reached a settlement and pursuant to a stipulation of dismissal all claims and counterclaims have been dismissed. The settlement provided for a payment of $15 million in cash to Aerotel, which the Company paid in the first quarter of fiscal 2008, and making available to Aerotel calling cards or PINs over time with potential termination costs of up to $15 million, subject to certain other conditions. In connection with this settlement, the Company accrued an expense of $24 million in the fourth quarter of fiscal 2007. On May 13, 2008, Aerotel, Ltd. filed a complaint against the Company in the United States District Court Southern District of New York related to a dispute concerning the settlement agreement between the Company and Aerotel. The complaint alleges Breach of Contract, Anticipatory Breach, and Breach of Covenant of Good Faith and Fair Dealing. Aerotel, Ltd. is seeking damages in the amount of at least $30 million. The parties are engaged in settlement discussions, and are scheduled to appear for a conference before Magistrate Judge Maas on March 20, 2009. In connection with this matter, the Company accrued an additional expense of $6 million in the fourth quarter of fiscal 2008.

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

asserted several counterclaims against the Company, alleging that the Company breached the settlement agreement and is liable for damages for allegedly refusing to accept the defendants’ offer regarding the Wavelengths referenced in the settlement agreement and for making a public statement that Tyco failed to provide the Company with the use of its Wavelengths. The parties completed pre-trial discovery and each party filed motions for summary judgment. On July 11, 2007, the Court granted the Company’s motion for partial summary judgment on liability, and granted its motion for summary judgment on Tyco’s counterclaims. On November 21, 2007, Tyco filed a notice of appeal of the order granting the Company’s motion for summary judgment on liability. On January 24, 2008, the Appellate Court granted a motion made by Tyco and stayed proceedings in the trial court until the appeal is decided. On August 19, 2008, the Appellate Division issued a decision and order reversing the trial court’s grant of partial summary judgment on the issue of liability to the Company and granted the portion of defendants’ cross motion seeking summary judgment dismissing the complaint and remanded the matter to the Supreme Court for further proceedings. On September 18, 2008, the Company filed its request for reargument, or in the alternative, for leave to appeal to the Court of Appeals. On December 30, 2008, the Appellate Division granted our request for leave to appeal to the Court of Appeals and the parties are now briefing that appeal.

On March 29, 2004, D. Michael Jewett (“Jewett”), a former employee whose employment the Company terminated less than seven months after he was first hired, filed a complaint against the Company in the United States District Court, District of New Jersey, following his termination. The complaint alleges (i) violations of the New Jersey Anti-Racketeering Statute; (ii) violations of the New Jersey Conscientious Employee Protection Act (“CEPA”); (iii) violations of the New Jersey Law Against Discrimination (“LAD”); (iv) common law defamation; and (v) New Jersey common law intentional infliction of emotional distress (“IIED”). Jewett is seeking damages of $31 million, plus attorneys’ fees. The Court dismissed the Anti-Racketeering claim and a portion of the LAD claim; and narrowed the remaining claims described above. The Company denies liability for the remaining claims. On January 25, 2006, Jewett filed an amended supplemental pleading which the Company moved to dismiss. Plaintiff opposed the Company’s motion. On September 11, 2007, Judge Chesler issued an order which dismissed the CEPA and LAD claims, without prejudice, against all individual defendants with the exception of Jewett’s direct supervisor. Judge Chesler also granted in part and denied in part the Company’s motion to dismiss the supplemental complaint. Judge Chesler dismissed plaintiff’s abuse of process and defamation claims with prejudice. However, the judge denied the motion to dismiss the count for IIED. Thereafter, defendants were permitted to file another motion to dismiss plaintiff’s IIED claim in the amended supplemental complaint, which the plaintiff opposed. On February 19, 2008, Judge Chesler issued an Opinion and Order dismissing plaintiff’s IIED claim. Plaintiff also sought leave to amend his complaint and supplemental complaint to add some additional claims, which was denied as well. The parties participated in non-binding mediation on December 15, 2008, which was not successful. Discovery is continuing.

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

On June 1, 2006, the Company filed a complaint in the United States District Court for the District of New Jersey alleging that eBay, Inc., Skype Technologies SA, Skype, Inc. and several as of yet unidentified business entities (collectively, “Skype”) infringed patents owned by the Company. The Company’s complaint was amended to include claims for Skype’s alleged infringement of additional patents, all owned by the Company. The lawsuit seeks, among other things, an injunction enjoining Skype from infringing these patents and monetary damages in connection with Skype’s alleged infringement. Skype has answered the complaint and amended complaints, denying any liability with respect to the Company’s claims and asserted counterclaims. The parties have exchanged expert reports, are completing pre-trial discovery and submitted a final pre-trial order to the Court in December 2008. At or after the claim construction hearing (which has yet to be scheduled), the Court will set a summary judgment briefing schedule. On February 20, 2008, eBay, Inc. filed a complaint (which was subsequently amended) in the United States District Court for the Western District of Arkansas alleging that IDT Corporation, Net2Phone, Inc., IDT Telecom, Inc. and the Company’s 51%-owned U.S. calling card distribution partnership, Union Telecard Alliance, LLC (“UTA”) infringed U.S. Patent No. 6,067,350 that is owned by eBay, Inc. The lawsuit seeks, among other things, an injunction enjoining the Company from infringing the patent and an undetermined amount of monetary damages in connection with the Company’s alleged infringement. On April 23, 2008, the Company answered eBay’s complaint and denied all wrongdoing. The Company also filed counterclaims against eBay, for infringement of three Net2Phone patents: U.S. Patents numbers 6,275,490; 5,974,414; and 6,631,399. The Company asked the court in Arkansas to enjoin those portions of eBay’s auction business that infringe Net2Phone patents and to award Net2Phone damages as a result of eBay’s patent infringement. eBay has answered Net2Phone’s counterclaims, denied all wrongdoing and asserted counterclaims. The Court held a claim construction hearing on February 24-25, 2009, and scheduled the trial for October 2009. The parties are now actively engaged in pre-trial discovery.

On March 8, 2007, IDT Telecom, Inc. and UTA filed a complaint and on April 2, 2007 an amended complaint in the United States District Court for the District of New Jersey against several prepaid calling card companies. The lawsuit alleges that the defendants are systematically falsely promising minutes in their voice prompts and other advertisements that consumers cannot obtain from the cards they have bought. The Company sought an injunction barring the defendants from continuing their false promises as well as money damages and asserts that the defendants have violated the federal Lanham Act as well as several states’ false advertising and deceptive trade practices statutes. On May 9, 2007, the judge denied the Company’s motion for a preliminary injunction, which decision was affirmed by the Court of Appeals for the Third Circuit, and also denied motions to dismiss filed by all of the non-settling defendants who claimed that the Court lacked jurisdiction. In 2007, the Company had settled with five of the defendant groups. However, on May 20, 2008, the Court rescinded the Company’s settlement agreement with one of the defendant groups (the group consisting of Dollar Phone Services, Inc., Dollar Phone Enterprise, Inc., Dollar Phone Corp. and Dollar Phone Access Inc. (collectively “Dollar Phone”)) and ordered that this group of defendants be restored to the case. On August 14, 2008, Dollar Phone answered the Company’s complaint, asserted numerous affirmative defenses and also asserted various counterclaims against the Company and eleven of its current and former employees. At a court-ordered mediation session on October 7, 2008, the Company reached an agreement with Dollar Phone. The Company is continuing to pursue the case against the non-settling defendants, which on February 11, 2009, filed motions for summary judgment, which the Company opposed. The trial is expected to begin on June 2, 2009.

On July 22, 2008, IDT Telecom, Inc. and UTA filed a complaint against Leucadia National Corp. in the Supreme Court of the State of New York, County of New York. The complaint alleges that Leucadia, together with its subsidiary, STi Prepaid, LLC, conspired together to deceive and/or mislead consumers who use prepaid calling cards in violation of various states’ laws. The complaint seeks, among other things, injunctive relief and monetary damages. On September 18, 2008 Leucadia moved to dismiss the complaint which the Company opposed. On February 20, 2009, that motion was granted and the complaint was dismissed. The Company has not yet decided whether to appeal the trial court’s decision.

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

Note 11—Commitments and Contingencies

The Company had purchase commitments and other obligations of $2.6 million as of January 31, 2009. In February 2005, the Company entered into a multi-year agreement, which runs through October 2009, to grant a telecommunications service provider the right to service certain of its domestic and international wireless traffic. Terms of the agreement are based on a minimum purchase of $75 million of services from the telecommunications service provider. Through January 31, 2009, telecommunications services of approximately $29 million have been purchased.

As a result of an IRS audit of the Company’s federal tax returns for fiscal years 2001, 2002, 2003 and 2004, the Company owed approximately $75 million in taxes for fiscal 2001, approximately $1 million for adjustments carried forward to fiscal 2005 and 2006, and $39.5 million in interest. In connection therewith, in July 2008 the Company paid $10.0 million, in October 2008 the Company paid $20.0 million and in November 2008 the Company paid $20.0 million of the amount owed. In December 2008, the Company entered into an installment agreement with the IRS, which was revised in January 2009, whereby the Company paid $50 million of the remaining amount owed to the IRS through mid-March 2009 and the Company agreed to pay the remaining balance of approximately $18 million by mid-June 2009. Interest and penalties will continue to accrue on any unpaid amounts. In December 2008, the IRS commenced an audit of the Company’s federal tax returns for fiscal years 2005 and 2006. In addition, an audit in the Netherlands of a subsidiary of the Company was completed in October 2008 that resulted in a settlement of $4.4 million including interest, which was paid in December 2008. Management of the Company believes that it has adequately reserved for all tax positions, however amounts asserted by taxing authorities could be greater than the accrued amounts. Accordingly, additional tax provisions may be recorded in the future as revised estimates are made or the underlying matters are settled or resolved.

As of January 31, 2009, the Company had letters of credit outstanding totaling $58.3 million, the majority of which expire by January 31, 2010. Cash and cash equivalents of $53.3 million and $4.1 million that serve as collateral was restricted against such letters of credit, and is included in “Restricted cash and cash equivalents” in the Company’s condensed consolidated balance sheets as of January 31, 2009 and July 31, 2008, respectively. Also, marketable securities of $5.2 million and $78.7 million were restricted primarily against letters of credit, and are included in “Marketable securities” in the Company’s condensed consolidated balance sheets as of January 31, 2009 and July 31, 2008, respectively. The letters of credit outstanding at January 31, 2009 and July 31, 2008 were primarily collateral for IDT Energy’s purchases of natural gas through wholesale bilateral contracts with suppliers and various utility companies and electric capacity, energy and ancillary services through the wholesale markets, as well as to secure mortgage repayments on various buildings.

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

The Company is currently subject to audits by different European taxing authorities, including audits relating to value added tax (“VAT”) that the Company has not collected for calling cards sold to distributors who, in turn, resell such cards in various jurisdictions in Europe. On September 2, 2008, the County Administrative Court of Vänersborg, Sweden granted an application made by the Swedish Tax Agency to seize SEK 100 million ($12.1 million) of assets owned by one of the Company’s subsidiaries, Inter Direct Tel Ltd., as security for payment of VAT. Inter Direct Tel appealed the seizure order to the Swedish Administrative Court of Appeal. On

October 6, 2008, the Administrative Court of Appeal reversed the County Administrative Court’s seizure order and on February 2, 2009, the matter was closed by the County Administrative Court. On December 17, 2008, the Swedish Tax Authority sent Inter Direct Tel an Audit Memo describing its reasoning for a VAT assessment of approximately SEK 112 million ($13.5 million) and SEK 22 million ($2.7 million) in penalties. The time for Inter Direct Tel to respond to the comments in the Audit Memo has not yet expired. Because the Tax Authority has not made a final decision on the audit, the Company can not be certain of its ultimate outcome. Imposition of assessments as a result of tax and regulatory audits could have an adverse affect on the Company’s results of operations, cash flows and financial condition.

The Company’s distribution agreement with Union Telecard Alliance, LLC, which distributes most of the Company’s prepaid calling cards in the United States, is set to expire on April 24, 2009, subject to provisions of early termination. The Company expects to continue to distribute prepaid calling cards and other products through Union Telecard Alliance, LLC.

Note 12—Related Party Transaction

On September 23, 2008, the Company sold a 10% ownership interest in Zedge to Shaman II, L.P. for cash of $1.0 million. One of the limited partners in Shaman II, L.P. was a former employee of the Company. The Company records the effect of changes in its ownership interest resulting from the issuance of equity by one of its subsidiaries in the condensed consolidated statement of operations. Accordingly, in the first quarter of fiscal 2009, the Company recorded a gain of $0.3 million on the sale of Zedge stock.

Note 13—Headquarters Relocation

In February 2009, the Company announced that it will move its headquarters in Newark, N.J. The Company will consolidate operations into considerably less office space in newly leased headquarters, leaving its current building at 520 Broad Street in Newark and moving a block away to 550 Broad Street. The Company will remain at 550 Broad Street on an interim basis while evaluating other long term relocation options. The Company leased 72,500 square feet at 550 Broad Street for one year commencing in May 2009, with options to renew the lease through May 2019. The minimum rent for the first year is $0.9 million payable semi-annually. At January 31, 2009, the carrying value of the land, building and improvements was $52.7 million and the mortgage payable balance was $26.3 million. The Company is assessing a range of options as to the future use of 520 Broad Street, some of which could result in a loss from a reduction in the carrying value of the land, building and improvements.

Note 14—Recently Issued Accounting Standards Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS 141(R) establishes principles and requirements for how the acquirer: (a) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of the assets acquired and liabilities assumed in the transaction at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; the immediate expense recognition of transaction costs; changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense; and restructuring plans will be accounted for separately from the business combination, among other things. The Company is required to apply SFAS 141(R) to business combinations with an acquisition date on or after August 1, 2009. SFAS 141(R) fundamentally changes many aspects of existing accounting requirements for business combinations. As such, if the Company enters into any business combinations after the adoption of SFAS 141(R), a transaction may significantly impact the Company’s financial position and results of operations, but not cash flows, when compared to acquisitions accounted for under current US GAAP.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. SFAS 161 is intended to enhance the current disclosure framework of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires enhanced disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS 161 was effective for the Company’s financial statements beginning on February 1, 2009. The Company will include the disclosures required by SFAS 161 in its consolidated financial statements for its third quarter ending April 30, 2009.

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

In accordance with Item 10(f)(2)(iii) of Regulation S-K, we qualify as a “smaller reporting company” because our public float was below $50 million as of January 30, 2009, the last business day of our second fiscal quarter. We therefore followed the disclosure requirements of Regulation S-K applicable to smaller reporting companies in this Quarterly Report on Form 10-Q.

As used below, unless the context otherwise requires, the terms “the Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and their subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2008. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the U.S. Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the year ended July 31, 2008.

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

•	Zedge, which provides a web-based, worldwide destination for free, user-generated mobile content distribution and sharing; and

•	Alternative Energy, which consists of American Shale Oil Corporation, or AMSO, our U.S. oil shale initiative, and Israel Energy Initiatives, Ltd., or IEI, our Israeli alternative energy venture.

We also hold assets including certain real estate investments, and operate other smaller or early-stage initiatives and operations.

We conduct our business through the following three reportable segments: Telecom Platform Services and Consumer Phone Services, which comprise IDT Telecom, and IDT Energy. All other operating segments that are not reportable individually are collectively called IDT Capital. IDT Capital includes the following businesses: IDT Local Media, Zedge, Alternative Energy, our real estate investments and various other smaller lines of business.

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

In February 2009, we announced that we will move our headquarters in Newark, N.J. We will consolidate operations into considerably less office space in newly leased headquarters, leaving our current building at 520 Broad Street in Newark and moving a block away to 550 Broad Street. We will remain at 550 Broad Street on an interim basis while evaluating other long term relocation options. We leased 72,500 square feet at 550 Broad Street for one year commencing in May 2009, with options to renew the lease through May 2019. The minimum rent for the first year is $0.9 million payable semi-annually. At January 31, 2009, the carrying value of the land, building and improvements was $52.7 million and the mortgage payable balance was $26.3 million. We are assessing a range of options as to the future use of 520 Broad Street, some of which could result in a loss from a reduction in the carrying value of the land, building and improvements.

Acquisitions and Dispositions

IDT Carmel—sale of debt portfolios

On January 30, 2009, IDT Carmel, Inc., IDT Carmel Portfolio Management LLC, and FFPM Carmel Holdings I LLC (all of which are subsidiaries of ours and are collectively IDT Carmel) and Sherman Originator III LLC consummated the sale, pursuant to a Purchase and Sale Contract, of substantially all of IDT Carmel Portfolio Management LLC’s debt portfolios with an aggregate face value of $951.6 million for cash of $18.0 million. We received the cash on February 2, 2009. We plan to exit the debt collection business. IDT Carmel met the criteria to be reported as a discontinued operation and accordingly, IDT Carmel’s assets, liabilities, results of operations and cash flows are classified as discontinued operations for all periods presented. IDT Carmel recognized a loss of $34.3 million in connection with the sale of its debt portfolios.

Revenues, loss before income taxes and net loss of IDT Carmel, which is included in discontinued operations, are as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008
	(in thousands)
Revenues	$6,750	$12,362	$15,602	$22,029

Loss before income taxes	$(35,250)	$(12,116)	$(35,828)	$(10,165)

Net loss	$(35,250)	$(11,641)	$(35,828)	$(10,484)

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

American Shale Oil, LLC

AMSO was formed as a wholly-owned subsidiary in February 2008. In April 2008, AMSO acquired a 75% equity interest in American Shale Oil, L.L.C., or AMSO, LLC, in exchange for cash of $2.5 million and certain commitments for future funding of AMSO, LLC’s operations. In a separate transaction in April 2008, we acquired an additional 14.9437% equity interest in AMSO, LLC in exchange for cash of $3.0 million, bringing the total interest then held by us to approximately 90%.

AMSO, LLC is one of only three holders of leases granted by the U.S. Bureau of Land Management, or BLM, to research, develop and demonstrate in-situ technologies for potential commercial shale oil production, or RD&D Leases, in western Colorado. The other holders include Shell Frontier Oil and Gas, Inc. (three leases) and Chevron U.S.A., Inc. The RD&D Lease awarded to AMSO, LLC by the BLM covers an area of 160 acres. The lease runs for a ten year period beginning on January 1, 2007, and is subject to an extension of up to five years if AMSO, LLC can demonstrate that a process leading to the production of commercial quantities of shale oil is diligently being pursued. Once AMSO, LLC demonstrates the economic and environmental viability of its technology, it will have the opportunity to submit a one time payment pursuant to the Oil Shale Management Regulations and convert its RD&D Lease to a commercial lease on 5,120 acres which overlap and are contiguous with the 160 acres in its RD&D Lease. The area covered by the potential commercial lease is estimated to hold approximately five billion barrels of recoverable shale oil.

In March 2009, pursuant to a Member Interest Purchase Agreement entered into on December 19, 2008, TOTAL E&P Research & Technology USA, or Total, a subsidiary of TOTAL E&P SCR/Recherche & Development, acquired a 50% interest in AMSO, LLC. While AMSO will operate the project during the RD&D phase, Total will provide a majority of the funding during this phase of the project, and technical assistance throughout the life of the project. Total will lead the planning of the commercial development and will assume management responsibilities during the subsequent commercial phase. Total’s parent, Total S.A., is the world’s fifth largest integrated oil and gas company.

AMSO has committed to a total investment of $10.0 million in AMSO LLC, subject to certain exceptions where the amount could be greater.

We consolidated AMSO LLC prior to the closing of the transaction with Total. Beginning with the closing, we account for our 50% ownership interest in AMSO LLC using the equity method since we have the ability to exercise significant influence over its operating and financial matters, although we no longer control AMSO LLC.

European Prepaid Payment Services Business

In December 2008, we announced an agreement to sell our European prepaid payment services business to NEOVIA Financial Plc for approximately $15 million. NEOVIA is an independent, global provider of online payments. Under the terms of the agreement, NEOVIA will acquire IDT Financial Services Holdings Limited and other assets which together provide prepaid MasterCard® products in the United Kingdom market under the “Prime Card” brand. The assets sold include approximately $10 million in securities held pursuant to regulatory requirements. The proposed transaction remains pending subject to regulatory approval by the Gibraltar Financial Services Commission. We expect the regulatory authorities to make their determination shortly, but cannot determine when those conditions will be satisfied, if at all.

Telecom Competition

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. IDT Telecom’s revenues represented 78.9% of our total revenues from continuing operations in the six months ended January 31, 2009, compared to 85.6% in the six months ended January 31, 2008.

In our IDT Telecom businesses, our competitors continue to aggressively price their services. In addition, we discovered that many of our major competitors were significantly overstating the number of minutes to be delivered by their calling cards, and accordingly, on March 8, 2007, we filed a civil anti-fraud action in the federal district court in Newark, New Jersey, claiming that these competitors have been misleading calling card customers, and as a result, negatively impacting our market share resulting in a reduction in our gross revenues and profits. We also believe that there may have been a gradual shift in demand industry-wide away from calling cards and into wireless products, which, among other things, may have further eroded pricing power. The continued growth of the use of wireless services, largely due to lower pricing of such services, may have adversely affected the sales of our prepaid calling cards as customers migrate from using prepaid calling cards to wireless services. We expect pricing of wireless services to continue to decrease, which may result in increased substitution of prepaid calling cards by wireless services and increased pricing pressure on our prepaid calling cards. In our wholesale markets as well, we have generally had to pass along portions of our per-minute cost savings to our customers in the form of lower prices. These trends have impacted our telecom businesses, and as a result, we have generally experienced declines in both our revenues and overall per-minute price realizations. At times, though, we have chosen to raise prices, particularly within our calling card business, in an effort to increase per-minute price realizations, which generally results in a negative impact on minute volumes, thereby reducing revenues. Minutes-of-use in our global calling card business has generally declined each quarter beginning in the third quarter of fiscal 2006, from 4.23 billion in the second quarter of fiscal 2006 to 1.96 billion in the second quarter of fiscal 2009.

We believe that recent immigration trends in the United States may be decreasing our potential customer base. Since immigrants are a target customer base for our prepaid calling card business, their reduced number may have adversely affected our revenues and profitability in that business. If these immigration trends continue or accelerate, our calling card revenues and profitability may continue to be adversely affected.

The contract for one of our largest private label calling card customers, which was scheduled to expire in November 2008, was renewed for an additional three year term ending on November 22, 2011.

Our distribution agreement with Union Telecard Alliance, LLC, or UTA, which distributes most of our prepaid calling cards in the United States, is set to expire on April 24, 2009, subject to provisions of early termination. We expect to continue to distribute prepaid calling cards and other products through UTA.

Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or US GAAP. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2008. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts, goodwill, valuation of long-lived and intangible assets, income and other taxes and regulatory agency fees, and contingent liabilities. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2008.

Results of Operations

Three and Six Months Ended January 31, 2009 Compared to Three and Six Months Ended January 31, 2008

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Consolidated

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2009	2008	$	%	2009	2008	$	%
	(in millions)
Revenues
IDT Telecom	$332.5	$386.7	$(54.2)	(14.0)%	$686.1	$789.6	$(103.5)	(13.1)%
IDT Energy	93.9	65.1	28.8	44.3	161.0	107.1	53.9	50.3
IDT Capital	10.8	12.6	(1.8)	(14.1)	22.7	26.0	(3.3)	(12.9)

Total revenues	$437.2	$464.4	$(27.2)	(5.8)%	$869.8	$922.7	$(52.9)	(5.7)%

Revenues. The decrease in consolidated revenues in the three and six months ended January 31, 2009 compared to the similar periods in fiscal 2008 was primarily due to a decline in IDT Telecom revenues, partially offset by an increase in IDT Energy revenues. The decrease in IDT Telecom revenues in the three and six months ended January 31, 2009 compared to the similar periods in fiscal 2008 resulted from decreases in the revenues of both of the IDT Telecom segments. Approximately $18.5 million and $24.5 million of the decrease in IDT Telecom revenues in the three and six months ended January 31, 2009, respectively, compared to the similar periods in fiscal 2008 was due to changes in foreign currency exchange rates. IDT Telecom minutes of use (excluding minutes of use relating to our Consumer Phone Services segment, as the portion of such minute traffic carried in our network is insignificant) declined 8.8% from 5.815 billion in the three months ended January 31, 2008 to 5.305 billion in the three months ended January 31, 2009, and declined 6.8% from 11.699 billion in the six months ended January 31, 2008 to 10.909 billion in the six months ended January 31, 2009.

The increase in IDT Energy revenues in the three and six months ended January 31, 2009 compared to the similar periods in fiscal 2008 was the result of increases in revenue from sales of both electricity and natural gas driven by the significant growth in the customer base of IDT Energy, as well as increases in average natural gas rates charged to customers. The increase in IDT Energy revenues in the six months ended January 31, 2009 compared to the similar period in fiscal 2008 was also due to an increase in average electricity rates charged to customers.

The decrease in IDT Capital revenues in the three and six months ended January 31, 2009 compared to the similar periods in fiscal 2008 is primarily due to the disposal of IDT Global Israel, Ltd., our call center operations in Israel, in the fourth quarter of fiscal 2008. IDT Global Israel generated revenues of $1.4 million and $2.6 million in the three and six months ended January 31, 2008, respectively.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2009	2008	$	%	2009	2008	$	%
	(in millions)
Costs and expenses
Direct cost of revenues	$335.8	$367.0	$(31.2)	(8.5)%	$668.1	$727.0	$(58.9)	(8.1)%
Selling, general and administrative	72.4	115.5	(43.1)	(37.3)	165.6	229.3	(63.7)	(27.8)
Depreciation and amortization	13.1	16.6	(3.5)	(21.2)	27.0	34.4	(7.4)	(21.5)
Bad debt	3.2	2.9	0.3	7.2	4.8	5.2	(0.4)	(8.4)
Research and development	4.7	0.6	4.1	757.3	6.4	0.9	5.5	591.7
Restructuring and impairment charges	16.8	2.4	14.4	590.5	18.5	4.2	14.3	341.7

Total costs and expenses	$446.0	$505.0	$(59.0)	(11.7)%	$890.4	$1,001.0	$(110.6)	(11.1)%

Direct Cost of Revenues. The decrease in direct cost of revenues in the three and six months ended January 31, 2009 compared to the similar periods in fiscal 2008 was due primarily to the decline in IDT Telecom’s direct cost of revenues, partially offset by an increase in IDT Energy’s direct cost of revenues. The decrease in direct cost of revenues in IDT Telecom in the three and six months ended January 31, 2009 compared to the similar periods in fiscal 2008 reflects the decline in IDT Telecom’s revenues and continued reductions in connectivity costs. Approximately $16.0 million and $21.3 million of the decrease in direct cost of revenues in IDT Telecom in the three and six months ended January 31, 2009, respectively, compared to the similar periods in fiscal 2008 was due to changes in foreign currency exchange rates. The increase in IDT Energy’s direct cost of revenues in the three and six months ended January 31, 2009 compared to the similar periods in fiscal 2008 was due to increases in electricity and natural gas consumption and an increase in the average unit cost of natural gas. Overall gross margin increased from 21.0% and 21.2% in the three and six months ended January 31, 2008, respectively, to 23.2% and 23.2% in the three and six months ended January 31, 2009, respectively, due to increases in gross margins in IDT Energy and IDT Capital, partially offset by lower gross margins in IDT Telecom.

Selling, General and Administrative. The decrease in selling, general and administrative expenses in the three and six months ended January 31, 2009 compared to the similar periods in fiscal 2008 was due to reductions in the selling, general and administrative expenses of IDT Telecom, IDT Capital and corporate, offset by an increase in the selling, general and administrative expenses of IDT Energy. The reduction in IDT Telecom’s selling, general and administrative expenses in the three and six months ended January 31, 2009 compared to the similar periods in fiscal 2008 was primarily due to reductions in headcount, changes to employee benefit and bonus programs, reductions in facilities and maintenance costs, as well as reduced advertising and marketing expenses and lower legal and other professional fees. IDT Capital’s selling, general and administrative expenses decreased in the three and six months ended January 31, 2009 compared to the similar periods in fiscal 2008 primarily due to a decrease in legal fees related to ongoing litigation related to certain of our patents. Corporate general and administrative expenses decreased in the three and six months ended January 31, 2009 compared to the similar periods in fiscal 2008 primarily due to decreases in payroll and related expenses, legal fees and charitable contributions. IDT Energy’s selling, general and administrative expenses increased in the three and six months ended January 31, 2009 compared to the similar periods in fiscal 2008 due primarily to increases in billing related fees and customer acquisition costs. As a percentage of total revenue from continuing operations, selling, general and administrative expenses decreased from 24.9% and

24.8% in the three and six months ended January 31, 2008, respectively, to 16.6% and 19.0% in the three and six months ended January 31, 2009, respectively, as selling, general and administrative expenses decreased at a faster rate than total revenues.

Stock-based compensation expense included in selling, general and administrative expenses, primarily relating to the vesting of restricted stock and stock option grants, was $0.6 million and $2.0 million in the three and six months ended January 31, 2009, respectively, compared to $1.8 million and $3.2 million in the three and six months ended January 31, 2008, respectively.

On October 31, 2008, we entered into an Amended and Restated Employment Agreement with Mr. Howard S. Jonas, our Chairman. Pursuant to this Agreement (i) the term of Mr. Jonas’ employment with us runs until December 31, 2013 and (ii) Mr. Jonas was granted 1.2 million restricted shares of our Class B common stock and 0.9 million restricted shares of our common stock in lieu of a cash base salary beginning January 1, 2009 through December 31, 2013. The restricted shares vest in different installments throughout the term of Mr. Jonas’ employment as delineated in the agreement, and all of the restricted shares paid to Mr. Jonas under the agreement automatically vest in the event of (i) a change in control of the Company; (ii) Mr. Jonas’ death; or (iii) if Mr. Jonas is terminated without cause or if he terminates his employment for good reason as defined in the agreement. A pro rata portion of the restricted shares will vest in the event of termination for cause. The restricted shares were granted on October 31, 2008 pursuant to our 2005 Stock Option and Incentive Plan. Total unrecognized compensation cost on the grant date was $5.5 million. The unrecognized compensation cost is expected to be recognized over the vesting period from January 1, 2009 through December 31, 2013. We recognized $0.1 million of the compensation cost in the three months ended January 31, 2009.

On November 5, 2008, we and Mr. James A. Courter, our Vice Chairman and Chief Executive Officer, entered into an amendment to Mr. Courter’s employment agreement. Pursuant to the amendment, Mr. Courter was granted 0.4 million restricted shares of Class B common stock in lieu of a cash base salary from January 1, 2009 until October 21, 2009. The restricted shares are scheduled to vest on October 21, 2009, the last day of the term under the amended employment agreement. Pursuant to the amendment, all of the restricted shares paid to Mr. Courter under the amendment automatically vest in the event of (i) a change in control of the Company; (ii) Mr. Courter’s death; or (iii) if Mr. Courter is terminated without cause or if he terminates his employment for good reason as defined by the amendment. A pro rata portion of the restricted shares will vest in the event of termination for cause. The restricted shares were granted on November 5, 2008 pursuant to our 2005 Stock Option and Incentive Plan. Total unrecognized compensation cost on the grant date was $0.8 million. The unrecognized compensation cost is expected to be recognized from January 1, 2009 through October 21, 2009. We recognized $0.1 million of the compensation cost in the three months ended January 31, 2009.

Depreciation and Amortization. The decrease in depreciation and amortization expense in the three and six months ended January 31, 2009 compared to the similar periods in fiscal 2008 was primarily due to IDT Telecom property, plant and equipment becoming fully depreciated and a decrease in capital expenditures.

Bad Debt Expense. Bad debt expense increased in the three months ended January 31, 2009 compared to the similar period in fiscal 2008 due to an increase in IDT Energy’s bad debt expense, partially offset by a decrease in IDT Telecom’s bad debt expense. Bad debt expense decreased in the six months ended January 31, 2009 compared to the similar period in fiscal 2008 due to a decrease in IDT Telecom’s bad debt expense, partially offset by an increase in IDT Energy’s bad debt expense. The increase in IDT Energy’s bad debt expense in the three and six months ended January 31, 2009 as compared to the comparable periods in fiscal 2008 was due primarily to increases in revenues and the resulting increase in the allowance for receivables that are not guaranteed under purchase of receivables, or POR, programs. IDT Energy expects to transition a significant portion of its unguaranteed receivables to a POR program in the near future, which should reduce bad debt expense once the transition is complete. The decrease in IDT Telecom’s bad debt expense in the three and six months ended January 31, 2009 as compared to the comparable periods in fiscal 2008 was primarily due to the decrease in revenues in our Consumer Phones Services segment and due to evaluations of its outstanding receivables that resulted in adjustments to provisions.

Research and Development. Research and development expenses in three and six months ended January 31, 2009 include costs of $4.0 million and $4.8 million, respectively, related to Alternative Energy and $0.7 million and $1.6 million, respectively, related to Fabrix T.V., Ltd., our majority-owned venture developing a video content delivery and storage platform. Research and development expenses in the three and six months ended January 31, 2008 of $0.6 million and $0.9 million, respectively, were related to Fabrix T.V., Ltd. Alternative Energy includes (1) AMSO, which commenced its research and development activities in the second quarter of fiscal 2008 upon its acquisition of AMSO LLC, which is one of three holders of 10-year leases granted by the U.S. Bureau of Land Management to research, develop and demonstrate in-situ technologies for potential commercial shale oil production in western Colorado, and (2) IEI, our Israeli alternative energy venture, which was granted a license in Israel in the fourth quarter of fiscal 2008 to explore certain public lands for potential production of shale oil. In the three and six months ended January 31, 2009, research and development expenses incurred by AMSO were $2.3 million and $3.0 million, respectively, and by IEI were $1.7 million and $1.8 million, respectively.

Restructuring and Impairment Charges. We recorded aggregate impairment charges of $10.6 million in the three and six months ended January 31, 2009 of which $1.8 million related to goodwill, $5.3 million related to FCC licenses and $3.5 million related to other assets. In the second quarter of fiscal 2009, the following events and circumstances indicated that the fair value of certain of our reporting units may be below their carrying value: (1) a significant adverse change in the business climate, (2) operating losses of reporting units, (3) significant revisions to internal forecasts, and (4) plans to restructure operations including reductions in workforce. We were in the process of estimating the fair values of our reporting units in order to compare the fair value to the carrying value of the reporting unit (which is Step 1 of the goodwill impairment test). Our management determined, in their preliminary Step 1 impairment analysis, that the goodwill of certain reporting units was likely impaired in the second quarter of fiscal 2009. We are continuing to evaluate the impairment of our goodwill, and the amount of the actual impairment, except for IDW Publishing, is currently not able to be estimated. We expect that we will complete the goodwill impairment analysis during our third quarter of fiscal 2009, and such impairment could be material.

In addition, for IDW Publishing, which is a reporting unit in IDT Capital, we measured its fair value by discounting its estimated future cash flows using an appropriate discount rate. IDW Publishing’s carrying value including goodwill exceeded its estimated fair value, therefore Step 2 was performed to determine whether an impairment of goodwill was required. We recorded preliminary goodwill impairment of $1.8 million in IDW Publishing, which is subject to adjustment. We recorded the preliminary amount because it was probable that goodwill was impaired, and the amount of impairment could be reasonably estimated. Calculating the fair value of the reporting units, and allocating the estimated fair value to all of the tangible assets, intangible assets and liabilities, requires significant estimates and assumptions. Should these estimates or assumptions prove to be incorrect, we may record additional goodwill impairment in future periods and such impairment could be material.

IDT Spectrum, which is a unit of IDT Capital, recorded impairment in the three months ended January 31, 2009 of $5.3 million, which reduced the carrying value of its FCC licenses to zero. The events and circumstances in the second quarter of fiscal 2009 described above indicated that the FCC licenses may be impaired. We estimated that these FCC licenses had nominal value based on continuing operating losses and projected losses for the foreseeable future.

We recorded an impairment of $3.5 million in the three months ended January 31, 2009 which reduced the carrying value of IDT Global Israel’s building in Israel. We retained exclusive control over the sale of this building after we disposed of 80% of the issued and outstanding shares of IDT Global Israel in the fourth quarter of fiscal 2008. Once the building is sold, we will receive the net proceeds of the sale after the repayment of the obligations secured by the building. At January 31, 2009, the revised estimated sales price of the building net of costs to sell of $14.8 million was included in “Other current assets” and the mortgage balance of $6.4 million was included in “Other current liabilities”.

As a result of our conclusion that an interim impairment test of goodwill was required during the second quarter of fiscal 2009, we also assessed the recoverability of certain of our long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The assessment of long-lived assets was based on projected undiscounted future cash flows of the long-lived asset groups compared to their carrying values. Our cash flow estimates were derived from our annual planning process and interim forecasting. We believe that our procedures for projecting future cash flows are reasonable and consistent with market conditions at the time of estimation. The results of our assessment under SFAS 144 indicated that, as of January 31, 2009, there was no impairment of any long-lived asset, other than the building in Israel.

The restructuring charges in the three and six months ended January 31, 2009 of $6.2 million and $7.9 million, respectively, and in the three and six months ended January 31, 2008 of $2.2 million and $4.0 million, respectively, consisted primarily of severance related to a company-wide cost savings program and reduction in force. As of January 31, 2009, these programs resulted in the termination of approximately 1,400 employees since the third quarter of fiscal 2006. As of January 31, 2009, we had a total of approximately 1,670 employees, of which approximately 1,300 are located in the United States and approximately 370 are located at our international operations. The restructuring charges in the six months ended January 31, 2009 also included costs for the shutdown or consolidation of certain facilities of $0.4 million in Corporate and $0.8 million in IDT Telecom. In the first quarter of fiscal 2009, IDT Telecom reversed accrued severance of $2.6 million as a result of modifications to retention and/or severance agreements with certain employees. In the first quarter of fiscal 2008, IDT Spectrum reversed $0.4 million of restructuring charges recorded in fiscal 2006 for a contract termination. The charges in the three and six months ended January 31, 2008 also included $0.2 million of long-lived asset impairment in IDT Telecom.

The following table summarizes the changes in the reserve balances related to our restructuring activities (substantially all of which relates to workforce reductions):

	Balance at July 31, 2008	Charged to Expense	Payments	Non-cash Charges	Balance at January 31, 2009
	(in thousands)
IDT Telecom	$10,854	$3,903	$(6,536)	$(13)	$8,208
IDT Energy	—	15	(15)	—	—
IDT Capital	526	12,211	(1,959)	(10,628)	150
Corporate	7,076	2,341	(3,394)	—	6,023

Total	$18,456	$18,470	$(11,904)	$(10,641)	$14,381

Arbitration Award Income. In November 2007, our Net2Phone Cable Telephony subsidiary, which is included in our Telecom Platform Services segment, was awarded approximately €23 million, plus interest from November 2005, in an arbitration proceeding against Altice One S.A. and certain of its affiliates. The arbitration proceeding related to Altice’s termination of cable telephony license agreements Net2Phone Cable Telephony had entered into in November 2004. We recorded a gain of $40.0 million for this arbitration award, including accrued interest, in the first quarter of fiscal 2008, which is included in income from operations.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2009	2008	$	%	2009	2008	$	%
	(in millions)
Loss from operations	$(8.8)	$(40.7)	$31.9	78.5%	$(20.6)	$(38.3)	$17.7	46.3%
Interest (expense) income, net	(1.7)	3.2	(4.9)	(154.9)	(2.7)	5.6	(8.3)	(148.2)
Other expense, net	(10.6)	(7.6)	(3.0)	(38.8)	(31.8)	(1.3)	(30.5)	nm
Minority interests	0.6	—	0.6	913.2	0.8	(0.6)	1.4	219.3
Provision for income taxes	(6.2)	(3.5)	(2.7)	(79.0)	(9.1)	(6.5)	(2.6)	(40.9)

Loss from continuing operations	(26.7)	(48.6)	21.9	45.0	(63.4)	(41.1)	(22.3)	(54.1)
Loss from discontinued operations	(35.3)	(13.9)	(21.4)	(154.1)	(35.8)	(14.5)	(21.3)	(146.6)

Net loss	$(62.0)	$(62.5)	$0.5	0.8%	$(99.2)	$(55.6)	$(43.6)	(78.2)%

nm—not meaningful

Interest (Expense) Income, Net. The decrease in net interest in the three and six months ended January 31, 2009 compared to the similar periods in fiscal 2008 was primarily due to a decrease in interest income as a result of lower interest bearing cash, cash equivalents and marketable securities balances and lower yields on our interest bearing securities.

Other Expense, Net. Other expense, net in the three and six months ended January 31, 2009 and 2008 consists of the following:

	Three months ended January 31,		Six months ended January 31,
	2009	2008	2009	2008
	(in thousands)
Realized losses on marketable securities	$(88)	$(9,653)	$(1,907)	$(11,056)
Other than temporary decline in value of marketable securities	(336)	—	(6,650)	—
Gain on sale of subsidiary stock	—	—	336	—
(Losses) gains on investments	(8,817)	(1,619)	(21,546)	793
Foreign currency transaction gains	1,194	3,405	1,200	4,452
Gain on sale of building	—	—	—	4,130
Other	(2,529)	249	(3,211)	396

Total other expense, net	$(10,576)	$(7,618)	$(31,778)	$(1,285)

In the three and six months ended January 31, 2009, other expense, net included an other than temporary decline in value of $0.3 million and $6.7 million, respectively, related to auction rate securities. On September 23, 2008, we sold a 10% ownership interest in Zedge to Shaman II, L.P. for cash of $1.0 million. One of the limited partners in Shaman II, L.P. was a former employee of ours. We record the effect of changes in our ownership interest resulting from the issuance of equity by one of our subsidiaries in the condensed consolidated statement of operations. Accordingly, in the six months ended January 31, 2009, we recorded a gain of $0.3 million on the sale of Zedge stock. In the six months ended January 31, 2008, other expense, net included a $4.1 million gain on the sale of a building in Newark, New Jersey.

Minority Interests. Minority interests arise mostly from the 49% minority owners of UTA, our calling card distributor in the United States, from the minority owner of our real estate business and from the 46.67% minority owners of IDW Publishing. The change in minority interests in the three and six months ended January 31, 2009 compared to the similar periods in fiscal 2008 from expense to income was primarily due to the change in the minority interests related to UTA and IDW Publishing in the three and six months ended January 31, 2009 compared to the similar periods in fiscal 2008.

Income Taxes. Income tax expense increased in the three and six months ended January 31, 2009 compared to the similar periods in fiscal 2008 due primarily to increases in state and local and foreign income tax expense, partially offset by decreases in our federal income tax expense. State and local income taxes increased as a result of the increase in IDT Energy’s profits. Our foreign income tax expense results from income generated by our foreign subsidiaries that cannot be offset against losses generated in the United States. Our federal income tax expense included interest of $1.7 million and $4.0 million in the three and six months ended January 31, 2009, respectively, compared to $2.3 million and $4.7 million in the three and six months ended January 31, 2008, respectively.

As a result of an IRS audit of our federal tax returns for fiscal years 2001, 2002, 2003 and 2004, we owed approximately $75 million in taxes for fiscal 2001, approximately $1 million for adjustments carried forward to fiscal 2005 and 2006, and $39.5 million in interest. In connection therewith, in July 2008 we paid $10.0 million, in October 2008 we paid $20.0 million and in November 2008 we paid $20.0 million of the amount owed. In December 2008, we entered into an installment agreement with the IRS, which was revised in January 2009, whereby we paid $50 million of the remaining amount owed to the IRS through mid-March 2009 and we agreed to pay the remaining balance of approximately $18 million by mid-June 2009. Interest and penalties will continue to accrue on any unpaid amounts. In December 2008, the IRS commenced an audit of our federal tax returns for fiscal years 2005 and 2006.

IDT Telecom—Telecom Platform Services and Consumer Phone Services Segments

IDT Telecom operates two business segments: Telecom Platform Services and Consumer Phone Services. Beginning in the second quarter of fiscal 2009, the Prepaid Products segment and the Wholesale Telecommunications Services segment were combined into the Telecom Platform Services segment, and consumer phone services outside the United States were transferred from the Consumer Phone Services segment to Telecom Platform Services. The changes in the second quarter of fiscal 2009 reflect the overlap in the methods used to provide consumer phone services outside the United States, prepaid products and wholesale telecommunications services, as well as the way the operating results are reported and reviewed by the Company’s chief operating decision maker. To the extent possible, comparative historical results have been reclassified and restated as if the fiscal 2009 business segment structure existed in all periods presented, although these results may not be indicative of the results which would have been achieved had the business segment structure been in effect during those periods.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2009	2008	$	%	2009	2008	$	%
	(in millions, except revenue per minute)
Revenues
Telecom Platform Services	$318.4	$365.5	$(47.1)	(12.9)%	$656.5	$744.9	$(88.4)	(11.9)%
Consumer Phone Services	14.1	21.2	(7.1)	(33.1)	29.6	44.7	(15.1)	(33.9)

Total revenues	$332.5	$386.7	$(54.2)	(14.0)%	$686.1	$789.6	$(103.5)	(13.1)%

Minutes of use
Retail calling cards	1,955	2,236	(281)	(12.5)%	3,930	4,555	(625)	(13.7)%
Wholesale carrier	3,350	3,579	(229)	(6.4)	6,979	7,144	(165)	(2.3)

Total minutes of use	5,305	5,815	(510)	(8.8)%	10,909	11,699	(790)	(6.8)%

Average revenue per minute
Retail calling cards	$0.0814	$0.0874	$(0.0060)	(6.8)%	$0.0823	$0.0852	$(0.0029)	(3.4)%
Wholesale carrier	0.0440	0.0448	(0.0008)	(1.9)	0.0441	0.0460	(0.0019)	(4.2)

Total average revenue per minute	$0.0578	$0.0612	$(0.0034)	(5.5)%	$0.0579	$0.0613	$(0.0034)	(5.6)%

Revenues. We experienced revenue declines in the three and six months ended January 31, 2009 compared to the similar periods in fiscal 2008 in both of the IDT Telecom segments. Approximately $18.5 million and $24.5 million of the decrease in IDT Telecom revenues in the three and six months ended January 31, 2009, respectively, compared to the similar periods in fiscal 2008 was due to changes in foreign currency exchange rates. All of the IDT Telecom revenue declines in the three and six months ended January 31, 2009 compared to the similar periods in fiscal 2008 occurred in the United States, as IDT Telecom’s international operations in the aggregate experienced increased revenues in local currencies. As a percentage of IDT Telecom’s total revenues, Telecom Platform Services revenues increased from 94.3% in the six months ended January 31, 2008 to 95.7% in the six months ended January 31, 2009, and Consumer Phone Services revenues decreased from 5.7% in the six months ended January 31, 2008 to 4.3% in the six months ended January 31, 2009.

Total minutes of use for Telecom Platform Services declined by 8.8% and 6.8% in the three and six months ended January 31, 2009, respectively, compared to the similar periods in fiscal 2008. Minutes of use relating to our Consumer Phone Services segment is not tracked as a meaningful business metric as the domestic traffic generated by this segment is not carried on our network, and the international traffic generated by this segment, though carried on our own network, is relatively insignificant. Within Telecom Platform Services, minutes of use relating to wholesale carrier activities decreased 6.4% and 2.3% in the three and six months ended January 31,

2009, respectively, compared to the similar periods in fiscal 2008 as the overall economy softened and we focused on generating traffic from higher margin destinations. Minutes of use from our retail activities declined 12.5% and 13.7% in the three and six months ended January 31, 2009, respectively, compared to the similar periods in fiscal 2008 primarily due to continued weakness in our calling card businesses in the United States, Europe, and South America, partially offset by an increase in our retail business in Asia. The decline in calling card minutes of use arose as a result of lower calling card sales stemming from competitive pressures and economic softness, as well as due to our decision to reduce discount pricing on our newly introduced calling cards. In addition, we believe that there may be a gradual shift in demand industry-wide away from calling cards and into wireless products.

Average revenue per minute is the average price realization we recognize on the minutes we sell within our Telecom Platform Services segment. Average revenue per minute declined 5.5% and 5.6% in the three and six months ended January 31, 2009, respectively, compared to the similar periods in fiscal 2008. More specifically, in our retail calling card businesses, average revenue per minute declined 6.8% and 3.4% in the three and six months ended January 31, 2009, respectively, compared to the similar periods in fiscal 2008 as increases in the average revenue per minute for our rechargeable and European prepaid calling cards were offset by a decline in the average revenue per minute of our U.S. prepaid calling cards. In our wholesale carrier business, average revenue per minute decreased 1.9% and 4.2% in the three and six months ended January 31, 2009, respectively, compared to the similar periods in fiscal 2008, due primarily to continued aggressive competition.

Telecom Platform Services revenues declined 12.9% and 11.9% in the three and six months ended January 31, 2009, respectively, compared to the similar periods in fiscal 2008, primarily due to lower minutes of use worldwide, lower per minute price realizations and the negative effect from currency translation. The decrease in both retail calling card and wholesale carrier revenues was just partially offset by increases in our cable telephony revenues, as our cable clients added new telephone service customers.

Consumer Phone Services revenues declined 33.1% and 33.9% in the three and six months ended January 31, 2009, respectively, compared to the similar periods in fiscal 2008, as we continue to fully harvest the business. This strategy has been in effect since calendar 2005, when the FCC decided to terminate the UNE-P pricing regime, which resulted in significantly inferior economics for this business. The decline in revenues was also the result of price increases that we implemented beginning in the fourth quarter of fiscal 2008, which contributed to the increase in gross margins as well as an increase in customer churn. The customer base for our bundled, unlimited local and long distance services business was approximately 35,900 as of January 31, 2009 compared to 60,100 as of January 31, 2008. We currently offer local service in the following 11 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island and California. In addition, the customer base for our long distance-only services was 116,300 as of January 31, 2009 compared to 186,500 as of January 31, 2008.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2009	2008	$	%	2009	2008	$	%
	(in millions, except cost per minute)
Direct cost of revenues
Telecom Platform Services	$256.4	$290.4	$(34.0)	(11.7)%	$530.1	$595.2	$(65.1)	(10.9)%
Consumer Phone Services	4.7	11.2	(6.5)	(57.7)	12.1	22.2	(10.1)	(45.7)

Total direct cost of revenues	$261.1	$301.6	$(40.5)	(13.4)%	$542.2	$617.4	$(75.2)	(12.2)%

Average termination cost per minute
Retail calling cards	$0.0656	$0.0672	$(0.0016)	(2.3)%	$0.0658	$0.0670	$(0.0012)	(1.7)%
Wholesale carrier	0.0379	0.0380	(0.0001)	(0.2)	0.0384	0.0394	(0.0010)	(2.5)

Total average termination cost per minute	$0.0481	$0.0491	$(0.0010)	(2.1)%	$0.0482	$0.0500	$(0.0018)	(3.6)%

Direct Cost of Revenues. Direct cost of revenues of IDT Telecom decreased in the three and six months ended January 31, 2009 compared to the similar periods in fiscal 2008 primarily as a result of the decline in minutes of use volume, a lower average termination cost per minute and a declining customer base in our Consumer Phone Services segment. Approximately $16.0 million and $21.3 million of the decrease in IDT Telecom’s direct cost of revenues in the three and six months ended January 31, 2009, respectively, compared to the similar periods in fiscal 2008 was due to changes in foreign currency exchange rates. In addition, Telecom Platform Services direct cost of revenues decreased due to continued reductions in connectivity costs as we continue to reduce excess capacity in our network. We also continued to migrate portions of our network from dedicated capacity time-division multiplexing (TDM) circuits to burstable Internet protocol circuits, which utilize connectivity capacity more efficiently and results in lower overall cost. Our U.S. network migration towards Internet protocol is expected to be mostly completed by the end of fiscal 2009, and our European network migration is expected to be completed by the end of calendar 2009. In addition to the connectivity savings, the decrease in Telecom Platform Services direct cost of revenues in the three and six months ended January 31, 2009 compared to the similar period in fiscal 2008 was due to lower minutes of use and a lower termination cost per minute. Direct cost of revenues for Consumer Phone Services decreased in the three and six months ended January 31, 2009 compared to the similar period in fiscal 2008, due primarily to lower revenues stemming from the lower customer count. Our average termination cost per minute represents the average direct cost for minutes purchased in order to terminate calls in our Telecom Platform Services segment.

	Three months ended January 31,		Change	Six months ended January 31,		Change
	2009	2008		2009	2008
Gross margin percentage
Telecom Platform Services	19.5%	20.6%	(1.1)%	19.3%	20.1%	(0.8)%
Consumer Phone Services	66.5	47.1	19.4	59.2	50.3	8.9

Total gross margin percentage	21.5%	22.0%	(0.5)%	21.0%	21.8%	(0.8)%

Gross Margins. Gross margins in our Telecom Platform Services segment decreased in the three and six months ended January 31, 2009 compared to the similar periods in fiscal 2008, primarily due to lower profit per minute derived from our U.S. prepaid calling card and our wholesale carrier businesses, partially offset by a higher profit per minute on our calling card sales in other regions.

Gross margins in our Consumer Phone Services segment increased in the three and six months ended January 31, 2009 compared to the similar periods in fiscal 2008 due to the reversal in the three months ended January 31, 2009 of certain costs that were previously accrued, as well as due to a change in our customer mix towards higher margin long distance-only customers, which have been churning at a much slower rate than our bundled, unlimited local and long distance customers, and as a result of certain price increases that we implemented beginning in the fourth quarter of fiscal 2008.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2009	2008	$	%	2009	2008	$	%
	(in millions)
Selling, general and administrative expenses
Telecom Platform Services	$50.9	$72.1	$(21.2)	(29.5)%	$111.3	$144.0	$(32.7)	(22.7)%
Consumer Phone Services	2.8	3.8	(1.0)	(26.6)	6.1	8.3	(2.2)	(26.5)

Total selling, general and administrative expenses	$53.7	$75.9	$(22.2)	(29.3)%	$117.4	$152.3	$(34.9)	(22.9)%

Selling, General and Administrative. The decrease in selling, general and administrative expenses in IDT Telecom in the three and six months ended January 31, 2009 compared to the similar periods in fiscal 2008 was primarily due to reductions in headcount, changes to employee benefit and bonus programs, reductions in facilities and maintenance costs, as well as reduced advertising and marketing expenses and lower legal and other professional fees. Compensation and benefit costs for the three months ended January 31, 2009 included one-time reductions of $1.4 million related to the 401(k) plan employer matching contributions and a refund of New Jersey unemployment taxes. Compensation and benefit costs run rates are expected to decline further as a result of the headcount reductions and other initiatives achieved through January 31, 2009. As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses decreased from 19.6% and 19.3% in the three and six months ended January 31, 2008, respectively, to 16.1% and 17.1% in the three and six months ended January 31, 2009, respectively, as IDT Telecom’s selling, general and administrative expenses decreased at a faster rate than its revenues.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2009	2008	$	%	2009	2008	$	%
	(in millions)
Bad debt expense
Telecom Platform Services	$1.7	$1.2	$0.5	45.9%	$4.1	$2.1	$2.0	102.0%
Consumer Phone Services	0.4	1.1	(0.7)	(61.8)	(0.8)	2.3	(3.1)	(132.9)

Total bad debt expense	$2.1	$2.3	$(0.2)	(5.6)%	$3.3	$4.4	$(1.1)	(23.0)%

Bad Debt Expense. The increase in bad debt expense in our Telecom Platform Services segment in the three and six months ended January 31, 2009 compared to the similar periods in fiscal 2008 was the result of an increase in our provisions due to concerns about the liquidity of certain of our distributors and customers. The decrease in bad debt expense in the three and six months ended January 31, 2009 compared to the similar period in fiscals 2008 in our Consumer Phone Services segment was primarily due to the decrease in revenues and due to evaluations of the outstanding receivables in the three and six months ended January 31, 2009 that resulted in adjustments to our provisions.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2009	2008	$	%	2009	2008	$	%
	(in millions)
Research and development expenses
Telcom Platform Services	$0.7	$0.6	$0.1	32.1%	$1.6	$0.9	$0.7	70.9%
Consumer Phone Services	—	—	—	—	—	—	—	—

Total research and development expenses	$0.7	$0.6	$0.1	32.1%	$1.6	$0.9	$0.7	70.9%

Research and Development. Research and development expenses in our Telecom Platform Services segment in the three and six months ended January 31, 2009 and 2008 were related to Fabrix T.V., Ltd., our majority-owned venture developing a video content delivery and storage platform.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2009	2008	$	%	2009	2008	$	%
	(in millions)
Restructuring and impairment charges
Telecom Platform Services	$4.7	$1.1	$3.6	321.0%	$3.9	$2.2	$1.7	77.8%
Consumer Phone Services	—	—	—	—	—	0.1	(0.1)	(100.0)

Total restructuring and impairment charges	$4.7	$1.1	$3.6	319.6%	$3.9	$2.3	$1.6	73.1%

Restructuring and Impairment Charges. The restructuring charges in the three and six months ended January 31, 2009 of $4.7 million and $3.9 million, respectively, consisted primarily of severance related to a company-wide cost savings program and reduction in force, as well as costs for the shutdown or consolidation of certain facilities of $0.8 million. The restructuring and impairment charges in the three months ended January 31, 2008 consisted of $0.9 million in severance related to the company-wide cost savings program and $0.2 million of long-lived asset impairment. The charges in the six months ended January 31, 2008 consisted of $2.1 million in severance related to the company-wide cost savings program and $0.2 million of long-lived asset impairment. The severance charges in the six months ended January 31, 2009 are net of the reversal of accrued severance of $2.6 million in the first quarter of fiscal 2009 as a result of modifications to retention and/or severance agreements with certain employees.

In the second quarter of fiscal 2009, certain events and circumstances indicated that the fair value of IDT Telecom’s reporting units may be below their carrying value. At January 31, 2009, IDT Telecom’s reporting units aggregate goodwill was $34.5 million. We were in the process of estimating the fair values of our reporting units in order to compare the fair value to the carrying value of the reporting unit (which is Step 1 of the goodwill impairment test). Our management determined, in our preliminary Step 1 impairment analysis, that the goodwill of certain reporting units was likely impaired in the second quarter of fiscal 2009. We are continuing to evaluate the impairment of our goodwill, and the amount of actual impairment is currently not able to be estimated. We expect that we will complete the goodwill impairment analysis during our third quarter of fiscal 2009, and such impairment could be material. Calculating the fair value of the reporting units, and allocating the estimated fair value to all of the tangible assets, intangible assets and liabilities, requires significant estimates and assumptions. Should these estimates or assumptions prove to be incorrect, we may record additional goodwill impairment in future periods and such impairment could be material.

Arbitration Award Income. In November 2007, our Net2Phone Cable Telephony subsidiary, which is included in our Telecom Platform Services segment, was awarded approximately €23 million, plus interest from November 2005, in an arbitration proceeding against Altice One S.A. and certain of its affiliates. The arbitration proceeding related to Altice’s termination of cable telephony license agreements Net2Phone Cable Telephony had entered into in November 2004. We recorded a gain of $40.0 million for this arbitration award, including accrued interest, in the three months ended October 31, 2007, which is included in income from operations in the six months ended January 31, 2008.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2009	2008	$	%	2009	2008	$	%
	(in millions)
(Loss) income from operations
Telecom Platform Services	$(6.9)	$(13.5)	$6.6	49.2%	$(16.6)	$12.0	$(28.6)	(238.1)%
Consumer Phone Services	6.1	4.3	1.8	41.5	11.7	10.3	1.4	14.4

Total (loss) income from operations	$(0.8)	$(9.2)	$8.4	92.2%	$(4.9)	$22.3	$(27.2)	(121.9)%

IDT Energy Segment

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2009	2008	$	%	2009	2008	$	%
	(in millions)
Revenues	$93.9	$65.1	$28.8	44.3%	$161.0	$107.1	$53.9	50.3%
Direct cost of revenues	71.1	58.3	12.8	21.9	118.0	95.0	23.0	24.3
Selling, general and administrative	5.8	4.7	1.1	24.5	14.5	8.3	6.2	73.2
Bad debt expense	0.6	0.1	0.5	nm	0.9	0.1	0.8	795.0
Restructuring and impairment charges	—	0.1	(0.1)	(100.0)	—	0.1	(0.1)	(83.3)

Income from operations	$16.4	$1.9	$14.5	748.5%	$27.6	$3.6	$24.0	663.3%

nm—not meaningful

Revenues. IDT Energy’s revenues consisted of electricity sales of $40.8 million and $94.6 million in the three and six months ended January 31, 2009, respectively, compared to $29.8 million and $64.2 million in the same periods in fiscal 2008, and natural gas sales of $53.1 million and $66.4 million in the three and six months ended January 31, 2009, respectively, compared to $35.2 million and $42.9 million in the same periods in fiscal 2008. IDT Energy’s revenues are impacted by, among other things, the weather and the seasons, with natural gas revenues typically increasing in the second and third fiscal quarters due to increased gas heat use, and electricity revenues typically increasing in the fourth and first fiscal quarters due to increased air conditioning use.

We experienced higher electricity revenues in the three months ended January 31, 2009 compared to the same period in fiscal 2008 primarily as a result of increased electricity consumption by our larger customer base as well as an increase in electricity consumption per meter. We experienced higher electricity revenues in the six months ended January 31, 2009 compared to the same period in fiscal 2008 primarily as a result of increased electricity consumption by our larger customer base and an increase in average electricity rates charged to customers. We experienced higher natural gas revenues in the three and six months ended January 31, 2009 compared to the same periods in fiscal 2008 as a result of increased natural gas consumption by our larger customer base, including increases in natural gas consumption per meter, and an increase in average natural gas rates charged to customers. As of January 31, 2009, IDT Energy’s subscriber base consisted of approximately 408,000 meters compared to 318,000 meters as of January 31, 2008. Our average revenue per meter for electricity and for natural gas increased in the three and six months ended January 31, 2009 compared to the same periods in fiscal 2008. In fiscal 2009, we intend to continue to target both small commercial and residential customers with adequate consumption histories to maintain our targeted gross margin.

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

Direct Cost of Revenues. IDT Energy purchases natural gas through wholesale suppliers and various utility companies, and electricity through the New York State competitive wholesale market for capacity, energy and ancillary services administrated by the NYISO—New York’s Independent System Operator. IDT Energy’s direct cost of revenues consisted of electricity cost of $26.6 million and $61.3 million in the three and six months ended January 31, 2009, respectively, compared to $26.9 million and $56.4 million in the same periods in fiscal 2008, and cost of natural gas of $44.5 million and $56.7 million in the three and six months ended January 31, 2009, respectively, compared to $31.4 million and $38.5 million in the same periods in fiscal 2008. Direct cost of revenues for electricity decreased in the three months ended January 31, 2009 compared to the same period in fiscal 2008 primarily due to a significant decrease in the average unit cost during the period. Direct cost of revenues for electricity increased in the six months ended January 31, 2009 compared to the same period in fiscal 2008 primarily due to the increase in consumption although the average unit cost decreased during the period. Direct cost of revenues for natural gas increased in the three and six months ended January 31, 2009 compared to the same periods in fiscal 2008 primarily due to the increase in consumption and increases in the average unit cost.

Gross margins in IDT Energy increased to 24.3% and 26.7% in the three and six months ended January 31, 2009, respectively, compared to 10.4% and 11.4% in the comparable periods in fiscal 2008. Comprising these figures were gross margins on electricity sales in the three and six months ended January 31, 2009 of 35.0% and 35.2%, respectively, compared to 9.8% and 12.2% in the comparable periods in fiscal 2008 and gross margins on natural gas sales in the three and six months ended January 31, 2009 of 16.1% and 14.6%, respectively, compared to 10.9% and 10.1% in the comparable periods in fiscal 2008. The gross margin increases in the three and six months ended January 31, 2009 compared to the same periods in fiscal 2008 occurred because our average electricity rates charged to customers increased while our average unit cost of electricity decreased, and our average natural gas rates charged to customers increased more than our average unit cost of natural gas. IDT Energy plans to continue to target margins per unit that will achieve income from operations, and plans to take advantage of opportunities to maximize the margin per unit as they arise. Continued decreases in commodity costs are not expected, and because of this, IDT Energy does not expect future gross margins to duplicate the results in the first two quarters of fiscal 2009.

Selling, General and Administrative. The increase in selling, general and administrative expenses in the three and six months ended January 31, 2009 as compared to the comparable periods in fiscal 2008 was due primarily to increases in billing related fees and customer acquisition costs. In addition, the increase in selling, general and administrative expenses in the six months ended January 31, 2009 as compared to the comparable period in fiscal 2008 was also due to an increase in compensation expense. The increase in billing related fees in the three and six months ended January 31, 2009 as compared to the comparable periods in fiscal 2008 was a result of increases in the fees charged by certain utilities for their POR programs, which reflected the increase in bad debt risk assumed by the utilities through these programs. Customer acquisition costs increased in the three and six months ended January 31, 2009 as compared to the comparable periods in fiscal 2008 primarily due to increases in the commission paid to acquire new customers subsequent to the first quarter of fiscal 2008. Compensation expense increased in the six months ended January 31, 2009 as compared to the comparable period in fiscal 2008 primarily due to an increase in bonus expense, which is based on a profit sharing plan that was finalized subsequent to the first quarter of fiscal 2008. As a percentage of total IDT Energy revenues, selling, general and administrative expenses decreased from 7.2% in the three months ended January 31, 2008 to 6.2% in the three months ended January 31, 2009 as IDT Energy’s revenues increased at a faster rate than its selling, general and administrative expenses. As a percentage of total IDT Energy revenues, selling, general and administrative expenses increased from 7.8% in the six months ended January 31, 2008 to 9.0% in the six months ended January 31, 2009 as IDT Energy’s selling, general and administrative expenses increased at a faster rate than its revenues.

Bad Debt Expense. The increase in bad debt expense in the three and six months ended January 31, 2009 as compared to the comparable periods in fiscal 2008 was due primarily to increases in revenues and the resulting increase in the allowance for receivables that are not guaranteed under POR programs. IDT Energy expects to transition a significant portion of its unguaranteed receivables to a POR program in the near future, which should reduce bad debt expense once the transition is complete.

IDT Capital

In the first quarter of fiscal 2009, certain real estate investments that were historically included in Corporate were transferred to IDT Capital, and IDW Publishing was transferred from the IDT Internet Mobile Group in IDT Capital to IDT Local Media in IDT Capital. The other component of the IDT Internet Mobile Group, Zedge, is now included in the “all other” lines of business in IDT Capital. To the extent possible, comparative historical results for IDT Capital, IDT Telecom and Corporate have been reclassified and restated to conform to the current business segment presentation, although these results may not be indicative of the results which would have been achieved had the business segment structure been in effect during those periods.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2009	2008	$	%	2009	2008	$	%
	(in millions)
Revenues
Local Media	$7.2	$7.0	$0.2	3.1%	$16.3	$14.8	$1.5	10.1%
Alternative Energy	—	—	—	—	—	—	—	—
All other	3.6	5.6	(2.0)	(35.7)	6.4	11.2	(4.8)	(43.2)

Total revenues	$10.8	$12.6	$(1.8)	(14.1)%	$22.7	$26.0	$(3.3)	(12.9)%

Revenues. The decrease in IDT Capital’s revenues in the three and six months ended January 31, 2009 compared to the similar periods in fiscal 2008 was due to a decrease in revenues in the “all other” lines of business, partially offset by an increase in Local Media revenues. Revenues in the “all other” lines of business decreased in the three and six months ended January 31, 2009 compared to the similar periods in fiscal 2008 primarily due to the disposal of IDT Global Israel, Ltd., our call center operations in Israel, in the fourth quarter of fiscal 2008. IDT Global Israel generated revenues of $1.4 million and $2.6 million in the three and six months ended January 31, 2008, respectively. Local Media revenues increased in the three and six months ended January 31, 2009 compared to the similar periods in fiscal 2008 primarily as a result of increases in IDW Publishing and CTM Media Group revenues. IDW Publishing revenues increased primarily as a result of an increase in titles sold. CTM Media Group revenues increased primarily as a result of rate increases, the addition of new customers and the addition of two new lines of business.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2009	2008	$	%	2009	2008	$	%
	(in millions)
Direct cost of revenues
Local Media	$3.4	$3.0	$0.4	12.8%	$7.0	$5.9	$1.1	17.8%
Alternative Energy	—	—	—	—	—	—	—	—
All other	0.2	4.1	(3.9)	(94.6)	0.9	8.8	(7.9)	(88.9)

Total direct cost of revenues	$3.6	$7.1	$(3.5)	(49.5)%	$7.9	$14.7	$(6.8)	(46.1)%

Direct Cost of Revenues. The decrease in direct cost of revenues in the three and six months ended January 31, 2009 compared to the similar periods in fiscal 2008 was due to a decrease in the direct cost of revenues in the “all other” lines of business, partially offset by an increase in the direct cost of revenues of Local Media. The decrease in the direct cost of revenues in the “all other” lines of business in the three and six months ended January 31, 2009 compared to the similar periods in fiscal 2008 was primarily due to the disposal of IDT Global Israel in the fourth quarter of fiscal 2008. IDT Global Israel incurred direct cost of revenues of $2.5 million and $5.1 million in the three and six months ended January 31, 2008, respectively. The increase in the direct cost of revenues of Local Media in the three and six months ended January 31, 2009 compared to the similar periods in fiscal 2008 was primarily a result of increases in IDW Publishing and CTM Media Group direct cost of revenues, which reflected the increases in their revenues.

IDT Capital’s aggregate gross margin increased from 43.9% and 43.5% in three and six months ended January 31, 2008, respectively, to 67.0% and 65.0% in the three and six months ended January 31, 2009, respectively, primarily due to the disposal of IDT Global Israel in the fourth quarter of fiscal 2008. IDT Global Israel had negative gross margins throughout fiscal 2008. Local Media’s gross margin declined from 57.6% and 60.2% in the three and six months ended January 31, 2008, respectively, to 53.6% and 57.4% in the three and six months ended January 31, 2009, respectively, primarily due to the decline in the gross margin of IDW Publishing.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2009	2008	$	%	2009	2008	$	%
	(in millions)
Selling, general and administrative expenses
Local Media	$3.7	$5.8	$(2.1)	(35.5)%	$8.3	$10.6	$(2.3)	(22.2)%
Alternative Energy	—	—	—	—	—	—	—	—
All other	3.3	12.7	(9.4)	(74.2)	8.3	23.5	(15.2)	(64.8)

Total selling, general and administrative expenses	$7.0	$18.5	$(11.5)	(62.4)%	$16.6	$34.1	$(17.5)	(51.4)%

Selling, General and Administrative. Selling, general and administrative expenses decreased in the three and six months ended January 31, 2009 compared to the similar periods in fiscal 2008 primarily due to a decrease in the selling, general and administrative expenses in the “all other” lines of business. The “all other” decrease was primarily due to a decrease in legal fees related to ongoing litigation related to certain of our intellectual property, and a $1.7 million real estate tax refund for prior periods awarded to us on appeal. As a percentage of IDT Capital’s aggregate revenues, selling, general and administrative expenses decreased from 146.4% and 131.0% in the three and six months ended January 31, 2008, respectively, to 64.1% and 73.0% in the three and six months ended January 31, 2009, respectively.

Research and Development. Research and development expenses incurred by Alternative Energy were $4.0 million and $4.8 million in the three and six months ended January 31, 2009, respectively. Alternative Energy includes (1) AMSO, which commenced its research and development activities in the second quarter of fiscal 2008 upon its acquisition of AMSO LLC, which is one of three holders of 10-year leases granted by the U.S. Bureau of Land Management to research, develop and demonstrate in-situ technologies for potential commercial shale oil production in western Colorado, and (2) IEI, our Israeli alternative energy venture, which was granted a license in Israel in the fourth quarter of fiscal 2008 to explore certain public lands for potential production of shale oil. In the three and six months ended January 31, 2009, research and development expenses incurred by AMSO were $2.3 million and $3.0 million, respectively, and by IEI were $1.7 million and $1.8 million, respectively.

Restructuring and Impairment Charges. IDT Capital’s total restructuring and impairment charges were $11.1 million and $12.2 million in the three and six months ended January 31, 2009, respectively, compared to $1.0 million and $0.8 million in the three and six months ended January 31, 2008, respectively. The charges in the three months ended January 31, 2009 consisted of impairment of $10.6 million and restructuring charges, primarily for severance, of $0.5 million. The charges in the six months ended January 31, 2009 consisted of impairment of $10.6 million and restructuring charges, primarily for severance, of $1.6 million.

Impairment in the three and six months ended January 31, 2009 included $1.8 million related to goodwill, $5.3 million related to FCC licenses and $3.5 million related to other assets. In the second quarter of fiscal 2009, certain events and circumstances indicated that the fair value of the reporting units in IDT Capital may be below their carrying value. At January 31, 2009, the aggregate goodwill of the reporting units in IDT Capital was $34.0 million. We were in the process of estimating the fair values of our reporting units in order to compare the fair value to the carrying value of the reporting unit (which is Step 1 of the goodwill impairment test). Our management determined, in our preliminary Step 1 impairment analysis, that the goodwill of certain reporting units was likely impaired in the second quarter of fiscal 2009. We are continuing to evaluate the impairment of our goodwill, and the amount of actual impairment, except for IDW Publishing, is currently not able to be estimated. We expect that we will complete the goodwill impairment analysis during our third quarter of fiscal 2009, and such impairment could be material.

For IDW Publishing, which is a reporting unit in IDT Capital, we measured its fair value by discounting its estimated future cash flows using an appropriate discount rate. IDW Publishing’s carrying value including goodwill exceeded its estimated fair value, therefore Step 2 was performed to determine whether an impairment of goodwill was required. We recorded preliminary goodwill impairment of $1.8 million in IDW Publishing, which is subject to adjustment. We recorded the preliminary amount because it was probable that goodwill was impaired, and the amount of impairment could be reasonably estimated. Calculating the fair value of the reporting units, and allocating the estimated fair value to all of the tangible assets, intangible assets and liabilities, requires significant estimates and assumptions. Should these estimates or assumptions prove to be incorrect, we may record additional goodwill impairment in future periods and such impairment could be material.

IDT Spectrum, which is included in the “all other” lines of business, recorded an impairment in the three months ended January 31, 2009 of $5.3 million, which reduced the carrying value of its FCC licenses to zero. The events and circumstances in the second quarter of fiscal 2009 described above indicated that the FCC licenses may be impaired. We estimated that these FCC licenses had nominal value based on continuing operating losses and projected losses for the foreseeable future.

We recorded an impairment of $3.5 million in the three months ended January 31, 2009 which reduced the carrying value of IDT Global Israel’s building in Israel. We retained exclusive control over the sale of this building after we disposed of 80% of the issued and outstanding shares of IDT Global Israel in the fourth quarter of fiscal 2008. Once the building is sold, we will receive the net proceeds of the sale after the repayment of the obligations secured by the building. At January 31, 2009, the revised estimated sales price of the building net of costs to sell of $14.8 million was included in “Other current assets” and the mortgage balance of $6.4 million was included in “Other current liabilities”.

The restructuring charges, primarily for severance, in the three and six months ended January 31, 2009 related to a company-wide cost savings program and reduction in force. The restructuring and impairment charges in the three and six months ended January 31, 2008 consisted primarily of severance charges related to the company-wide cost savings program. In the six months ended January 31, 2008, IDT Spectrum reversed $0.4 million of restructuring charges recorded in fiscal 2006 for a contract termination.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2009	2008	$	%	2009	2008	$	%
	(in millions)
Loss from operations
Local Media	$(2.7)	$(2.5)	$(0.2)	(9.4)%	$(2.7)	$(2.9)	$0.2	7.0%
Alternative Energy	(3.9)	—	(3.9)	nm	(4.8)	—	(4.8)	nm
All other	(10.5)	(13.8)	3.3	24.6	(15.7)	(25.0)	9.3	37.3

Total loss from operations	$(17.1)	$(16.3)	$(0.8)	(4.8)%	$(23.2)	$(27.9)	$4.7	16.8%

nm—not meaningful

Corporate

In the first quarter of fiscal 2009, certain real estate investments that were historically included in Corporate were transferred to IDT Capital. To the extent possible, comparative historical results for Corporate and IDT Capital have been reclassified and restated to conform to the current business segment presentation, although these results may not be indicative of the results which would have been achieved had the business segment structure been in effect during those periods.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2009	2008	$	%	2009	2008	$	%
	(in millions)
General and administrative expenses	$6.0	$16.5	$(10.5)	(63.5)%	$17.1	$34.4	$(17.3)	(50.5)%
Depreciation and amortization	0.3	0.4	(0.1)	(23.1)	0.7	0.9	(0.2)	(26.4)
Restructuring and impairment charges	1.0	0.2	0.8	317.0	2.3	1.0	1.3	136.1

Loss from operations	$7.3	$17.1	$(9.8)	(57.1)%	$20.1	$36.3	$(16.2)	(44.8)%

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

General and Administrative. Corporate general and administrative expenses decreased in the three and six months ended January 31, 2009 as compared to the similar periods in fiscal 2008 primarily due to decreases in payroll and related expenses, legal fees and charitable contributions. As a percentage of our total consolidated revenues from continuing operations, corporate general and administrative expenses decreased from 3.5% and 3.7% in the three and six months ended January 31, 2008, respectively, to 1.4% and 2.0% in the three and six months ended January 31, 2009, respectively, because corporate general and administrative expenses decreased at a faster rate than the decrease in our consolidated revenues.

Restructuring and Impairment Charges. Restructuring and impairment charges in the three and six months ended January 31, 2009 and 2008 consisted primarily of severance related to a company-wide cost savings program. Restructuring and impairment charges in the three and six months ended January 31, 2009 also include charges from a reduction in force in January 2009, and costs for the shutdown of certain facilities of $0.4 million are included in the six months ended January 31, 2009.

Liquidity and Capital Resources

General

Historically, we have satisfied our cash requirements through a combination of our existing cash, cash equivalents, cash flow from operating activities, proceeds from the sales and maturities of marketable securities and investments, arbitration awards and litigation settlements, sales of our equity securities including the exercise of stock options and sales under our employee stock purchase plan, borrowings from third parties, and the sales of businesses (e.g. Corbina Telecom, IDT Entertainment, our U.K.-based Toucan business and IDT Carmel).

As of January 31, 2009, we had cash, cash equivalents, restricted cash and cash equivalents, marketable securities and investments of $210.0 million and working capital (current assets less current liabilities) of $44.8 million. In addition, as of January 31, 2009, our assets of discontinued operations included cash and cash equivalents of $2.8 million. As of January 31, 2009, investments included $14.3 million in holdings of pooled investment vehicles, including hedge funds, of which $5.8 million is included in “Investments-short term” and $8.5 million is included in “Investments-long-term” in our consolidated balance sheet.

Cash and cash equivalents of $53.3 million that serves as collateral was restricted against letters of credit, and is included in “Restricted cash and cash equivalents” in our consolidated balance sheet as of January 31, 2009. Also, marketable securities of $5.2 million were restricted primarily against letters of credit and are included in “Marketable securities” in our consolidated balance sheet as of January 31, 2009. The letters of credit outstanding at January 31, 2009 were primarily collateral for IDT Energy’s purchases of natural gas through wholesale bilateral contracts with suppliers and various utility companies and electric capacity, energy and ancillary services through the wholesale markets, as well as to secure mortgage repayments on various buildings.

Our marketable securities at January 31, 2009 included auction rate securities with a par value of $14.3 million. The underlying asset for these securities is preferred stock of the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac). The fair values of the auction rate securities, which cannot be corroborated by the market, were estimated based on the value of the underlying assets and our assumptions. At July 31, 2008, we determined that there was an other than temporary decline in the value of these auction rate securities, and accordingly, recorded a $7.2 million expense and reduced the auction rate securities balance to an estimated fair value of $7.1 million. On September 7, 2008, the Federal Housing Finance Agency (FHFA) placed Fannie Mae and Freddie Mac into conservatorship administered by the FHFA. One result of the conservatorship and related actions of the FHFA was a significant decline in the market value of Fannie Mae and Freddie Mac’s preferred stock. In the six months ended January 31, 2009, we determined that there was an additional other than temporary decline in the value of these auction rate securities, and accordingly, recorded a $6.7 million charge that was included in “Other expense (income), net” in our condensed consolidated statement of operations and reduced the auction rate securities balance to an estimated fair value of $0.4 million.

On September 30, 2008 and October 8, 2008, we received notices from the New York Stock Exchange (NYSE) that we were no longer in compliance with the NYSE’s $100 million market capitalization threshold and the $1.00 average closing price over a consecutive 30-day trading period requirement, respectively, required for continued listing. We submitted a plan to the NYSE to regain compliance, and that plan was accepted. The NYSE will monitor compliance with the plan and may commence delisting procedures prior to either deadline if we fail to meet the milestones set forth in our plan. We have until March 2010 to regain compliance with the $100 million market capitalization standard. In addition, according to the rules of the NYSE, the NYSE will promptly initiate suspension and delisting procedures with respect to a listed company that is determined to have average global market capitalization over a consecutive 30 trading-day period of less than $25 million. The NYSE has reduced this $25 million threshold to $15 million until June 30, 2009. We are currently in compliance with this reduced threshold. According to the NYSE’s rules in effect on October 8, 2008, we have until April 8, 2009 to regain compliance with the $1.00 minimum stock price standard. In February 2009, the NYSE suspended the application of its stock-price standard until June 30, 2009.

	Six months ended January 31,
	2009	2008
	(in millions)
Cash flows (used in) provided by
Operating activities	$(92.8)	$(119.2)
Investing activities	67.9	221.8
Financing activities	(10.2)	(57.1)
Effect of exchange rate changes on cash and cash equivalents	(5.4)	2.4

(Decrease) increase in cash and cash equivalents from continuing operations	(40.5)	47.9
Net cash provided by (used in) discontinued operations	11.3	(51.0)

Decrease in cash and cash equivalents	$(29.2)	$(3.1)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

As of January 31, 2009, our company-wide cost savings program to better align our infrastructure to our current business needs, and our plan to effect a reduction in force have resulted in the termination of approximately 1,400 employees since the third quarter of fiscal 2006. Severance and other payments related to these cost savings programs were $11.9 million and $14.7 million in the six months ended January 31, 2009 and 2008, respectively. As of January 31, 2009, $14.4 million remained accrued for the ultimate payment of severance and other costs related to these cost savings initiatives.

As a result of an IRS audit of our federal tax returns for fiscal years 2001, 2002, 2003 and 2004, we owed approximately $75 million in taxes for fiscal 2001, approximately $1 million for adjustments carried forward to fiscal 2005 and 2006 and $39.5 million in interest. In connection therewith, in July 2008 we paid $10.0 million, in October 2008 we paid $20.0 million and in November 2008 we paid $20.0 million of the amount owed. In December 2008, we entered into an installment agreement with the IRS, which was revised in January 2009, whereby we paid $50 million of the remaining amount owed to the IRS through mid-March 2009 and we agreed to pay the remaining balance of approximately $18 million by mid-June 2009. Interest and penalties will continue to accrue on any unpaid amounts. In December 2008, the IRS commenced an audit of our federal tax returns for fiscal years 2005 and 2006. In addition, an audit in the Netherlands of one of our subsidiaries was completed in October 2008 that resulted in a settlement of $4.4 million including interest, which was paid in December 2008.

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

We are currently subject to audits by different European taxing authorities, including audits relating to VAT that we have not collected for calling cards sold to distributors who, in turn, resell such cards in various jurisdictions in Europe. On September 2, 2008, the County Administrative Court of Vänersborg, Sweden granted an application made by the Swedish Tax Agency to seize SEK 100 million ($12.1 million) of assets owned by one of our subsidiaries, Inter Direct Tel Ltd., as security for payment of VAT. Inter Direct Tel appealed the seizure order to the Swedish Administrative Court of Appeal. On October 6, 2008, the Administrative Court of Appeal reversed the County Administrative Court’s seizure order and on February 2, 2009, the matter was closed by the County Administrative Court. On December 17, 2008, the Swedish Tax Authority sent Inter Direct Tel an Audit Memo describing its reasoning for a VAT assessment of approximately SEK 112 million ($13.5 million) and SEK 22 million ($2.7 million) in penalties. The time for Inter Direct Tel to respond to the comments in the Audit Memo has not yet expired. Because the Tax Authority has not made a final decision on the audit, we can not be certain of its ultimate outcome. Imposition of assessments as a result of tax and regulatory audits could have an adverse affect on our results of operations, cash flows and financial condition.

Investing Activities

In the six months ended January 31, 2009 and 2008, proceeds from sales and maturities of marketable securities net of purchases of marketable securities were $99.3 million and $243.9 million, respectively.

Our capital expenditures were $5.7 million in the six months ended January 31, 2009 compared to $12.6 million in the six months ended January 31, 2008. We currently anticipate that total capital expenditures for all of our divisions for the year ending January 31, 2010 will be in the $7.5 million to $12.5 million range. We continue to streamline our global network through the migration from dedicated capacity time-division multiplexing (TDM) circuits to burstable Internet protocol circuits, which utilize connectivity capacity more efficiently and results in lower overall cost. Our U.S. network migration towards Internet protocol is expected to be mostly completed by the end of fiscal 2009, and our European network migration is expected to be completed by the end of calendar 2009. We expect to fund our capital expenditures with our cash, cash equivalents and marketable securities on hand. From time to time, we may also finance a portion of our capital expenditures through capital leases.

In the six months ended January 31, 2009 and 2008, cash used for investments and acquisitions was $1.0 million and $17.9 million, respectively. The fiscal 2009 amount was used for a short-term certificate of deposit. The fiscal 2008 amount included cash used for our investment in AMSO LLC of $3.5 million and additional investments in pooled investment vehicles including hedge funds of $14.1 million. We received $24.3 million in the six months ended January 31, 2009 from the redemption of certain of our investments in pooled investment vehicles. We sold one of our investments in the six months ended January 31, 2008 for $3.4 million and recorded a gain of $1.7 million from the sale.

Restricted cash and cash equivalents increased $49.2 million in the six months ended January 31, 2009 and decreased $0.8 million in the six months ended January 31, 2008. Restricted cash and cash equivalents serve as collateral for letters of credit for IDT Energy’s purchases of natural gas and electric capacity, energy and ancillary services, as well as to secure mortgage repayments on various buildings.

We sold a building in Newark, New Jersey in the six months ended January 31, 2008 and received cash of $4.9 million from the sale. We recorded a $4.1 million gain on the sale of the building in the six months ended January 31, 2008.

Financing Activities

We distributed cash of $1.1 million and $2.9 million in the six months ended January 31, 2009 and 2008, respectively, to the minority equity holders of subsidiaries.

On September 23, 2008, we sold a 10% ownership interest in Zedge to Shaman II, L.P. for cash of $1.0 million. One of the limited partners in Shaman II, L.P. was a former employee of ours. In the three months ended January 31, 2009, we sold a 10% minority interest in Israel Energy Initiatives, Ltd., our alternative energy company in Israel, for cash of $0.2 million.

In the six months ended January 31, 2008, we received proceeds of $0.1 million from the exercise of our stock options, and $0.8 million from purchases under our employee stock purchase plan.

Repayments of capital lease obligations were $4.2 million and $9.7 million in the six months ended January 31, 2009 and 2008, respectively. We also repaid other borrowings of $1.0 million and $1.4 million in the six months ended January 31, 2009 and 2008, respectively.

In June 2006, our Board of Directors authorized a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of our Class B common stock and common stock, without regard to class. On December 17, 2008, our Board of Directors increased the aggregate number of shares of our Class B common stock and common stock, without regard to class, that we are authorized to repurchase under the stock repurchase program from the 3.3 million shares that remained available for repurchase to 8.3 million shares. In the six months ended January 31, 2009, we repurchased an aggregate of 1.4 million shares of Class B common stock and 1.0 million shares of common stock for an aggregate purchase price of $5.1 million. In the six months ended

January 31, 2008, we repurchased an aggregate of 1.8 million shares of Class B common stock and 0.1 million shares of common stock for an aggregate purchase price of $44.0 million. As of January 31, 2009, 8.3 million shares remained available for repurchase under the stock repurchase program.

Contractual Obligations and Other Commercial Commitments

Smaller reporting companies are not required to provide the information required by this item.

Changes in Trade Accounts Receivable and Allowance for Doubtful Accounts

Gross trade accounts receivable decreased to $173.8 million at January 31, 2009 from $200.2 million at July 31, 2008 mostly due to collections of accounts receivable and reductions in revenues. The allowance for doubtful accounts as a percentage of gross trade accounts receivable increased to 11.8% at January 31, 2009 from 10.8% at July 31, 2008 mainly because the allowance balance decreased 4.6% while the gross trade accounts receivable balance decreased 13.2%.

Other Sources and Uses of Resources

We intend to, where appropriate, make limited strategic investments and small acquisitions to complement, expand and/or enter into new businesses. In considering acquisitions and investments, we search for opportunities to profitably grow our existing businesses, to add qualitatively to the range of businesses in our portfolio and to achieve operational synergies. At this time, we cannot guarantee that we will be presented with acquisition opportunities that meet our return on investment criteria, or that our efforts to make acquisitions that meet our criteria will be successful. In addition, from time to time, we have made strategic dispositions of certain businesses (such as Corbina Telecom, IDT Entertainment, our U.K.-based Toucan business and IDT Carmel). We continually evaluate our portfolio for opportunities to monetize select businesses where we deem appropriate. We have retained Jefferies & Company, Inc. to serve as our financial advisor to assist us with the potential monetization of non-core assets, explore opportunities in the capital markets to finance the growth of our core businesses, and advise us with respect to strengthening our core businesses through strategic partnerships.

We incurred a loss from continuing operations in each of the five years in the period ended July 31, 2008 and in the six months ended January 31, 2009. We incurred a net loss in the six months ended January 31, 2009, and in fiscal 2008, fiscal 2006, fiscal 2005 and fiscal 2004, and would have incurred a net loss in fiscal 2007 except for a gain on the sale of IDT Entertainment. We also had negative cash flow from operating activities in each of the three years in the period ended July 31, 2008 and in the six months ended January 31, 2009. We had an accumulated deficit at January 31, 2009 of $195.7 million. Historically, we satisfied our cash requirements primarily through a combination of our existing cash and cash equivalents, proceeds from the sale of businesses, proceeds from the sales and maturities of marketable securities and investments, arbitration awards and litigation settlements, and borrowings from third parties. We currently expect our operations in fiscal 2009 and the balance of cash, cash equivalents, marketable securities and pooled investment vehicles including hedge funds that we held as of January 31, 2009 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements, and to fund any potential operating cash flow deficits within any of our segments for at least the next twelve months. The foregoing is based on a number of assumptions, including that we will collect on our receivables, effectively manage our working capital requirements, and maintain our revenue levels and liquidity. Predicting these matters is particularly difficult in the current worldwide economic situation and overall decline in consumer demand. Failure to generate sufficient revenue and operating income or to meet the goals in our fiscal 2009 operating budget could have a material adverse effect on our results of operations, financial condition and cash flows. The recoverability of assets is highly dependent on the ability of management to execute its business plan.

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

Foreign Currency Risk

Revenues from our international operations represented 38.1% and 35.9% of our consolidated revenues from continuing operations for the six months ended January 31, 2009 and 2008, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset the majority of these non U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenue and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material. In addition, we entered into foreign exchange hedges beginning in the second quarter of fiscal 2008, although there were none outstanding on January 31, 2009.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Standards Not Yet Adopted

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS 141(R) establishes principles and requirements for how the acquirer: (a) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of the assets acquired and liabilities assumed in the transaction at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; the immediate expense recognition of transaction costs; changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense; and restructuring plans will be accounted for separately from the business combination, among other things. We are required to apply SFAS 141(R) to business combinations with an acquisition date on or after August 1, 2009. SFAS 141(R) fundamentally changes many aspects of existing accounting requirements for business combinations. As such, if we enter into any business combinations after the adoption of SFAS 141(R), a transaction may significantly impact our financial position and results of operations, but not our cash flows, when compared to acquisitions accounted for under current US GAAP.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS 161 is intended to enhance the current disclosure framework of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires enhanced disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS 161 was effective for our financial statements beginning on February 1, 2009. We will include the disclosures required by SFAS 161 in our consolidated financial statements for our third quarter ending April 30, 2009.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Smaller reporting companies are not required to provide the information required by this item.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, as a result of the material weakness described in Item 9A to Part II of our Annual Report on Form 10-K for the year ended July 31, 2008 that has not been remediated as of January 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded as of January 31, 2009, that the Company’s disclosure controls and procedures were ineffective and were not designed to ensure that material information relating to the Company and its consolidated subsidiaries would be accumulated and communicated to them by others within those entities to allow timely decisions regarding required disclosure.

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

To remediate this material weakness, we will perform a more rigorous fact gathering process and consideration of the relevant valuation assumptions in the Step 1 analysis. In addition, we will provide appropriate training on valuation techniques for our personnel to improve our internal expertise. We will also enhance and expand our review procedures to include additional personnel who will be involved in a timelier manner. We believe these measures should be adequate to address the material weakness that existed at July 31, 2008 related to the annual testing for impairment required by SFAS 142. As of January 31, 2009, some of these remediation actions have commenced but none have been completed. Our remediation effort is currently on schedule to be completed by the fourth quarter of fiscal 2009 when our next annual testing for impairment required by SFAS 142 will be performed. Regarding our interim test for impairment conducted for our fiscal quarter ended January 31, 2009, we engaged a valuation consulting firm to assist us with our analysis since our remediation effort was not complete. We will continue to evaluate and monitor our efforts to remediate the material weakness and will take all appropriate action when and as necessary to ensure we have effective internal controls over financial reporting.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 10 to the Condensed Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

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

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by the Company of its shares during the second quarter of fiscal 2009. All share and average price per share amounts in the following table have been restated to reflect the one-for-three reverse stock split which was effective on February 24, 2009.

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1–30, 2008 (2)	780,927	$2.43	780,927	3,407,771
December 1–31, 2008 (3)	123,233	$1.96	123,233	8,333,333
January 1–31, 2009	0	$0	0	8,333,333

Total	904,160	$2.37	904,160

(1)	Under our existing stock repurchase program, approved by our Board of Directors on June 13, 2006, we were authorized to repurchase up to an aggregate of 8.3 million shares of our Class B common stock and our common stock, without regard to class. On December 17, 2008, our Board of Directors (i) approved a one-for-three reverse stock split of all classes of our common stock which was effective on February 24, 2009, and (ii) amended the stock repurchase program to increase the aggregate number of shares of our Class B common stock and common stock, without regard to class, that we are authorized to repurchase from the 3.3 million shares that remained available for repurchase to 8.3 million shares.
(2)	Consists of 595,273 shares of common stock and 185,654 shares of Class B common stock purchased pursuant to the stock repurchase program, resulting in an aggregate of 3,407,771 shares that, at the time were remaining available for purchase under the stock repurchase program. This balance was subsequently increased to 8,333,333 shares of our Class B common stock and common stock, without regard to class, by our Board of Directors on December 17, 2008.
(3)	Consists of 99,900 shares of common stock and 23,333 shares of Class B common stock purchased pursuant to the stock repurchase program, resulting in an aggregate of 3,284,538 shares that, at the time were remaining available for purchase under the stock repurchase program. This balance was subsequently increased to 8,333,333 shares of our Class B common stock and common stock, without regard to class, by our Board of Directors on December 17, 2008.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The stockholders of the Company voted on four items at the Annual Meeting of Stockholders held on December 17, 2008:

1. Election of five Directors to serve for a term of one year until the 2009 Annual Meeting of Stockholders, or until their successors are duly elected and qualified.

2. Approval of an amendment to the IDT Corporation 2005 Stock Option and Incentive Plan to (a) increase the number of shares automatically granted to each non-employee director each year to 12,500 shares of Class B Common Stock for service on the Board of Directors and an additional 12,500 shares of Class B Common Stock for service as a member of one or more Committees of the Board of Directors of the Company; (b) increase the number of shares of the Company’s Class B Common Stock available for the grant of awards thereunder by an additional 4,000,000 shares; (c) reserve 3,000,000 shares of the Company’s Common Stock available for the grant of awards thereunder; and (d) remove the restriction that prohibits a grantee from receiving more than 2,000,000 options to purchase Common Stock or Class B Common Stock or more than 2,000,000 shares of restricted stock or deferred stock units during a calendar year.

3. Approval of an amendment to the IDT Corporation Employee Stock Purchase Plan to increase the number of shares of the Company’s Class B Common Stock available for issuance thereunder by an additional 250,000 shares.

4. Ratification of the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending July 31, 2009.

The nominees for director were elected based on the following vote:

Nominees	Votes For	Votes Against	Abstentions
Eric F. Cosentino	40,587,298	4,045,951	36,168
James A. Courter	37,504,223	7,134,016	31,178
Howard S. Jonas	37,386,622	7,258,815	23,978
James R. Mellor	40,626,349	4,009,100	33,968
Judah Schorr	40,618,167	4,016,580	34,668

The amendment to the Company’s 2005 Stock Option and Incentive Plan was adopted based on the following vote:

34,619,084 Votes for approval

6,283,495 Votes against

113,026 Abstentions

14,705,431 Broker non-votes

The amendment to the Company’s Employee Stock Purchase Plan was adopted based on the following vote:

37,881,070 Votes for approval

3,022,455 Votes against

112,079 Abstentions

14,705,431 Broker non-votes

The proposal to ratify the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending July 31, 2009 was adopted and received the following votes:

42,092,050 Votes for approval

2,069,670 Votes against

507,697 Abstentions

0 Broker non-votes

In addition, on December 17, 2008, the Company’s Board of Directors approved, authorized and recommended to the Company’s stockholders to amend and restate the Company’s Restated Certificate of Incorporation to affect a one-for-three reverse split of each of the outstanding shares of the Company’s common stock, Class A common stock and Class B common stock. On January 20, 2009, Mr. Howard S. Jonas, the Company’s Chairman of the Board, and his affiliates, the record holders of shares representing a majority of the aggregate voting power of the Company’s stock, delivered to the Company a written consent in lieu of a special meeting of stockholders representing approximately 71% of the voting power of the Company’s stock, approving the amended Restated Certificate of Incorporation thereby approving the one-for-three reverse stock split.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description
3.01	Second Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Form 8-K, filed February 25, 2009.

10.01*	Employment Letter Agreement between the Registrant and Claude Pupkin dated August 3, 2007.

10.02*	Separation and General Release Agreement, dated January 2, 2009, between the Registrant and Stephen Brown.

10.03*	Consulting Agreement, dated January 2, 2009, between the Registrant and Stephen Brown.

10.04*	2005 Stock Option and Incentive Plan of IDT Corporation, as amended.

10.05	Amendment No. 6 to Employment Agreement, dated November 5, 2008, between the Registrant and Mr. James A. Courter. Incorporated by reference to Form 8-K/A, filed November 6, 2008.

10.06	Purchase and Sale Contract among the Registrant, IDT Carmel, Inc., IDT Carmel Portfolio Management LLC, and FFPM Carmel Holdings I LLC, and its predecessors and Sherman Originator III LLC dated January 30, 2009. Incorporated by reference to Form 8-K, filed February 5, 2009.

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDT CORPORATION

March 17, 2009	By:	/s/ JAMES A. COURTER
James A. Courter Vice-Chairman and Chief Executive Officer

March 17, 2009	By:	/s/ BILL PEREIRA
Bill Pereira Chief Financial Officer and Treasurer