Form 10-Q
period 2009-04-30
IDT CORP
filed 2009-06-09
CIK 1005731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-16371
____________________

IDT CORPORATION
(Exact Name of Registrant as Specified in its Charter)
____________________

Delaware	22-3415036
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

520 Broad Street, Newark, New Jersey	07102
(Address of principal executive offices)	(Zip Code)

(973) 438-1000
(Registrant’s telephone number, including area code)
____________________

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of June 3, 2009, the registrant had the following shares outstanding:

Common Stock, $.01 par value:	4,294,254 shares outstanding (excluding 4,947,241 treasury shares)
Class A common stock, $.01 par value:	3,272,329 shares outstanding
Class B common stock, $.01 par value:	16,309,190 shares outstanding (excluding 6,603,762 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.               Financial Statements (Unaudited)

IDT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2009	July 31, 2008
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$126,095	$163,152
Restricted cash and cash equivalents (Note 14)	58,671	4,133
Marketable securities (Note 14)	16,553	111,462
Trade accounts receivable, net of allowance for doubtful accounts of $20,641 at April 30, 2009 and $21,589 at July 31, 2008	138,075	178,594
Prepaid expenses	16,351	22,572
Investments—short-term	5,464	22,563
Other current assets	32,510	55,761
Assets of discontinued operations	354	68,202

Total current assets	394,073	626,439
Property, plant and equipment, net	197,530	227,944
Goodwill	12,355	74,509
Licenses and other intangibles, net	2,182	9,394
Investments—long-term	10,481	40,295
Deferred income tax assets, net	—	2,300
Other assets	19,281	22,094

Total assets	$635,902	$1,002,975

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$54,816	$82,974
Accrued expenses	159,824	202,534
Deferred revenue	69,305	88,618
Income taxes payable	33,599	123,000
Capital lease obligations—current portion	7,682	9,316
Notes payable—current portion	2,185	2,115
Other current liabilities	14,534	15,021
Liabilities of discontinued operations	1,732	1,472

Total current liabilities	343,677	525,050
Capital lease obligations—long-term portion	6,831	11,148
Notes payable—long-term portion	98,494	100,150
Other liabilities	17,474	18,441

Total liabilities	466,476	654,789
Minority interests	3,353	5,849
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Common stock, $.01 par value; authorized shares—100,000; 9,242 and 8,358 shares issued and 4,295 and 4,847 shares outstanding at April 30, 2009 and July 31, 2008, respectively	92	84
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and outstanding at April 30, 2009 and July 31, 2008	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 22,913 and 21,301 shares issued and 16,309 and 17,083 shares outstanding at April 30, 2009 and July 31, 2008, respectively	229	213
Additional paid-in capital	720,188	717,256
Treasury stock, at cost, consisting of 4,947 and 3,511 shares of common stock and 6,604 and 4,218 shares of Class B common stock at April 30, 2009 and July 31, 2008, respectively	(292,104)	(285,536)
Accumulated other comprehensive (loss) income	(3,218)	6,754
Accumulated deficit	(259,147)	(96,467)

Total stockholders’ equity	166,073	342,337

Total liabilities and stockholders’ equity	$635,902	$1,002,975

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Revenues	$388,989	$440,735	$1,258,781	$1,363,497
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	295,706	350,550	963,865	1,077,620
Selling, general and administrative (i)	74,169	116,768	239,732	346,065
Depreciation and amortization	11,894	17,345	38,869	51,717
Bad debt	2,820	3,078	7,623	8,321
Research and development	1,548	8,885	7,932	9,808
Impairments	62,120	54	72,761	262
Restructuring charges	609	16,453	8,438	20,427

Total costs and expenses	448,866	513,133	1,339,220	1,514,220
Gain on sale of interest in AMSO, LLC	2,606	—	2,606	—
Arbitration award income	—	—	—	40,000

Loss from operations	(57,271)	(72,398)	(77,833)	(110,723)
Interest (expense) income, net	(2,092)	(299)	(4,796)	5,308
Other income (expense), net	1,141	(8,348)	(30,637)	(9,633)

Loss from continuing operations before minority interests and income taxes	(58,222)	(81,045)	(113,266)	(115,048)
Minority interests	(822)	(317)	(36)	(976)
Provision for income taxes	(1,353)	(2,208)	(10,511)	(8,707)

Loss from continuing operations	(60,397)	(83,570)	(123,813)	(124,731)
Discontinued operations, net of tax:
(Loss) income from discontinued operations	(3,039)	1,844	(38,867)	(8,640)
Loss on sale of discontinued operations	—	(485)	—	(4,529)

Total discontinued operations	(3,039)	1,359	(38,867)	(13,169)

Net loss	$(63,436)	$(82,211)	$(162,680)	$(137,900)

Earnings per share:
Basic and diluted:
Loss from continuing operations	$(2.74)	$(3.34)	$(5.36)	$(4.89)
Total discontinued operations	(0.14)	0.05	(1.69)	(0.51)

Net loss	$(2.88)	$(3.29)	$(7.05)	$(5.40)

Weighted-average number of shares used in calculation of basic and diluted earnings per share	22,052	25,005	23,081	25,518

(i) Stock-based compensation included in selling, general and administrative expenses	$760	$—	$2,720	$3,169

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended April 30,
	2009	2008
	(in thousands)
Net cash used in operating activities	$(96,729)	$(115,303)
Investing activities
Capital expenditures	(10,703)	(13,937)
Purchase of building	—	(24,778)
Repayment of notes receivable, net	168	14,789
Investments and acquisitions	(2,504)	(21,749)
Proceeds from sale and redemption of investments	26,351	10,945
Restricted cash and cash equivalents	(54,538)	791
Proceeds from sale of interest in AMSO, LLC	3,198	—
Proceeds from sale of building	—	4,872
Proceeds from sales and maturities of marketable securities	145,316	633,242
Purchases of marketable securities	(56,035)	(402,058)

Net cash provided by investing activities	51,253	202,117
Financing activities
Distributions to minority shareholders of subsidiaries	(2,285)	(3,897)
Proceeds from sales of stock of subsidiaries	1,187	—
Proceeds from exercise of stock options	—	94
Proceeds from employee stock purchase plan	36	808
Repayments of capital lease obligations	(5,984)	(22,722)
Repayments of borrowings	(1,585)	(3,032)
Repurchases of common stock and Class B common stock	(6,568)	(45,279)

Net cash used in financing activities	(15,199)	(74,028)
Discontinued operations
Net cash (used in) provided by operating activities	(2,808)	6,966
Net cash provided by (used in) investing activities	29,687	(48,224)
Net cash (used in) provided by financing activities	(43)	382

Net cash provided by (used in) discontinued operations	26,836	(40,876)
Effect of exchange rate changes on cash and cash equivalents	(4,728)	3,913

Net decrease in cash and cash equivalents	(38,567)	(24,177)
Cash and cash equivalents (including discontinued operations) at beginning of period	164,886	151,404

Cash and cash equivalents (including discontinued operations) at end of period	126,319	127,227
Less cash and cash equivalents of discontinued operations at end of period	(224)	(2,379)

Cash and cash equivalents (excluding discontinued operations) at end of period	$126,095	$124,848

Supplemental schedule of non-cash investing activities
Purchases of property, plant and equipment through capital lease obligations	$95	$234

Assumption of mortgage payable in connection with the purchase of building	$—	$26,851

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2009. The balance sheet at July 31, 2008 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2008, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2009 refers to the fiscal year ending July 31, 2009).

Certain prior year amounts have been reclassified to conform to the current year’s presentation. As described in Note 4, IDT Carmel has been reclassified to discontinued operations for all periods presented. At July 31, 2008, restricted cash and cash equivalents of $4.1 million previously included in cash and cash equivalents has been stated separately in the condensed consolidated balance sheet. Restricted cash and cash equivalents of $4.1 million, $2.4 million and $1.6 million at July 31, 2008, July 31, 2007 and April 30, 2008, respectively, previously included in cash and cash equivalents have been excluded from cash and cash equivalents in the condensed consolidated statements of cash flows. For the three and nine months ended April 30, 2008, impairments of $0.1 million and $0.3 million, respectively, and restructuring charges of $16.5 million and $20.4 million, respectively, previously combined in restructuring and severance charges have been stated separately in the condensed consolidated statement of operations. As described in Note 11, business segment results for the three and nine months ended April 30, 2008 have been reclassified and restated to conform to the current year’s presentation.

The Company records Universal Service Fund (“USF”) charges that are billed to customers on a gross basis in its results of operations, and records other taxes and surcharges on a net basis. USF charges in the amount of $0.6 million and $2.1 million in the three and nine months ended April 30, 2009, respectively, and $0.9 million and $2.9 million in the three and nine months ended April 30, 2008, respectively, were recorded on a gross basis.

On September 30, 2008 and October 8, 2008, the Company received notices from the New York Stock Exchange (“NYSE”) that it was no longer in compliance with the NYSE’s $100 million market capitalization threshold and the $1.00 average closing price over a consecutive 30-day trading period requirement, respectively, required for continued listing. The Company submitted a plan to the NYSE to regain compliance, and that plan was accepted. The NYSE monitors compliance with the plan and may commence delisting procedures prior to either deadline if the Company fails to meet the milestones set forth in its plan. The Company has until March 2010 to regain compliance with the $100 million market capitalization standard. In addition, according to the rules of the NYSE, the NYSE will promptly initiate suspension and delisting procedures with respect to a listed company that is determined to have average global market capitalization over a consecutive 30 trading-day period of less than $25 million. The NYSE has reduced this $25 million threshold to $15 million until June 30, 2009. The Company is currently in compliance with this reduced threshold. On April 8, 2009, the NYSE notified the Company that the stock price for each of the Company’s listed equity securities was above the NYSE’s minimum requirement of a $1.00 average share price over the preceding 30 trading days and a $1.00 share price on the close of the last trading day of the six-month cure period (April 8, 2009), thus restoring the Company’s compliance with the minimum share price requirement for continued listing on the NYSE.

A one-for-three reverse stock split of all of our outstanding common stock, Class A common stock and Class B common stock was effective on February 24, 2009 (see Note 6). All share, weighted average share and per share amounts in the accompanying condensed consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to reflect the one-for-three reverse stock split. The one-for-three reverse stock split did not affect the number of authorized shares or the par value per share.

The Company incurred a loss from continuing operations in each of the five years in the period ended July 31, 2008 and in the nine months ended April 30, 2009. The Company incurred a net loss in the nine months ended April 30, 2009, and in fiscal 2008, fiscal 2006, fiscal 2005 and fiscal 2004, and would have incurred a net loss in fiscal 2007 except for a gain on the sale IDT Entertainment. The Company also had negative cash flow from operating activities in each of the three years in the period ended July 31, 2008 and in the nine months ended April 30, 2009. The Company had an accumulated deficit at April 30, 2009 of $259.1 million. Historically, the Company satisfied its cash requirements primarily through a combination of its existing cash and cash equivalents, proceeds from the sale of businesses, proceeds from the sales and maturities of marketable securities and investments, arbitration awards and litigation settlements, and borrowings from third parties. The Company currently expects its operations in the next twelve months and the balance of cash, cash equivalents, marketable securities and pooled investment vehicles including hedge funds that it held as of April 30, 2009 will be sufficient to meet its currently anticipated working capital and capital expenditure requirements, and to fund any potential operating cash flow deficits within any of its segments for at least the next twelve months. The foregoing is based on a number of assumptions, including that the Company will collect on its receivables, effectively manage its working capital requirements, prevail in legal actions and other claims initiated against it, and maintain its revenue levels and liquidity. Predicting these matters is particularly difficult in the current worldwide economic situation and overall decline in consumer demand. Failure to generate sufficient revenue and operating income could have a material adverse effect on the Company’s results of operations, financial condition and cash flows. The recoverability of assets is highly dependent on the ability of management to execute its business plan.

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

The Company adopted SFAS 157 except as permitted under FSP 157-2 as of August 1, 2008, which did not have a material impact on its financial statements. On October 10, 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies application of SFAS 157 in a market that is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The Company adopted FSP 157-3 in October 2008. On April 9, 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which superseded FSP 157-3. FSP 157-4 provides additional guidance on (a) how to determine when markets become inactive and thus potentially require significant adjustment to transactions or quoted prices and (b) how to determine if a transaction or group of transactions is forced or distressed (that is, not orderly), and amends the disclosure provisions of SFAS 157. The Company was required to apply FSP 157-4 beginning on May 1, 2009. The Company does not expect FSP 157-4 to have a material impact on its financial position, results of operations or cash flows.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of April 30, 2009:

	Level 1 (1)	Level 2 (2)	Level 3 (3)\	Total
	(in thousands)
Assets:
Marketable securities	$11,011	$—	$5,193	$16,204
Auction rate securities included in marketable securities	—	—	349	349

Total marketable securities	$11,011	$—	$5,542	$16,553

Liabilities:
Derivative contracts	$610	$—	$2,472	$3,082

________________
(1) – quoted prices in active markets for identical assets or liabilities
(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities
(3) – no observable pricing inputs in the market

The Company’s investments in marketable securities are considered “available for sale.” The Company’s marketable securities at April 30, 2009 included auction rate securities with a par value of $14.3 million. The underlying asset for these securities is preferred stock of the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The fair values of the auction rate securities, which cannot be corroborated by the market, were estimated based on the value of the underlying assets and the Company’s assumptions, and are therefore classified as Level 3. The Company’s investments in pooled investment vehicles including hedge funds, which are included in “Investments—short-term” and “Investments—long-term” in the accompanying condensed consolidated balance sheets, are accounted for using the equity method unless the Company’s interest is so minor that it has virtually no influence over operating and financial policies pursuant to the guidance in Emerging Issues Task Force (“EITF”) Topic D-46, Accounting for Limited Partnership Investments and EITF 03-16, Accounting for Investments in Limited Liability Companies. The Company’s investments in pooled investment vehicles including hedge funds are therefore excluded from the fair value measurements table above.

The Company’s derivative contracts are valued using quoted market prices or significant unobservable inputs. These contracts consist of (1) natural gas and electricity forward contracts to fix the price that IDT Energy will pay for specified amounts of natural gas and electricity on specified dates, which are classified as Level 1, (2) an interest rate swap to achieve fixed rate debt, which is classified as Level 3, and (3) an embedded derivative in a structured note that must be bifurcated, which is classified as Level 3.

The following table summarizes the change in the balance of the Company’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at April 30, 2009:

	Three Months Ended April 30, 2009		Nine Months Ended April 30, 2009
	Assets	Liabilities	Assets	Liabilities
	(in thousands)
Balance, beginning of period	$5,619	$(2,843)	$53,265	$(155)
Total gains (losses) (realized or unrealized):
Included in earnings in “Other expense, net”	(100)	371	(8,671)	(2,317)
Included in other comprehensive loss	23	—	3,028	—
Purchases, sales, issuances and settlements	—	—	(42,080)	—
Transfers in (out) of Level 3	—	—	—	—

Balance, end of period	$5,542	$(2,472)	$5,542	$(2,472)

The amount of total gains or losses for the period included in earnings in “Other expense, net” attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the end of the period	$(100)	$371	$(6,750)	$(2,317)

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

Note 4—Discontinued Operations

IDT Carmel

On January 30, 2009, IDT Carmel, Inc., IDT Carmel Portfolio Management LLC, and FFPM Carmel Holdings I LLC (all of which are subsidiaries of the Company) (collectively “IDT Carmel”) and Sherman Originator III LLC consummated the sale, pursuant to a Purchase and Sale Contract, of substantially all of IDT Carmel Portfolio Management LLC’s debt portfolios with an aggregate face value of $951.6 million for cash of $18.0 million. The purchase price was received on February 2, 2009. The Company exited the debt collection business in April 2009. IDT Carmel met the criteria to be reported as a discontinued operation and accordingly, IDT Carmel’s assets, liabilities, results of operations and cash flows are classified as discontinued operations for all periods presented. IDT Carmel recognized a loss of $34.3 million in the second quarter of fiscal 2009 in connection with the sale of its debt portfolios.

Revenues, loss before income taxes and net loss of IDT Carmel, which is included in discontinued operations, are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
	(in thousands)
Revenues	$932	$12,513	$16,534	$34,542

(Loss) income before income taxes	$(3,039)	$1,830	$(38,867)	$(8,335)

Net (loss) income	$(3,039)	$1,844	$(38,867)	$(8,640)

The assets and liabilities of IDT Carmel included in discontinued operations consist of the following:

	April 30, 2009	July 31, 2008
	(in thousands)
Assets
Cash and cash equivalents	$224	$1,734
Purchased debt portfolios	24	63,059
Equipment, net	—	1,987
Other	106	1,422

Assets of discontinued operations	$354	$68,202

Liabilities
Trade accounts payable	$2	$2
Accrued expenses	1,730	954
Other liabilities	—	516

Liabilities of discontinued operations	$1,732	$1,472

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

Note 5—Investment in American Shale Oil, LLC

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

AMSO, LLC is one of only three holders of leases granted by the U.S. Bureau of Land Management (“BLM”) to research, develop and demonstrate in-situ technologies for potential commercial shale oil production (“RD&D Leases”) in western Colorado. The other holders consist of Shell Frontier Oil and Gas, Inc. (three leases) and Chevron U.S.A., Inc. The RD&D Lease awarded to AMSO, LLC by the BLM covers an area of 160 acres. The lease runs for a ten year period beginning on January 1, 2007, and is subject to an extension of up to five years if AMSO, LLC can demonstrate that a process leading to the production of commercial quantities of shale oil is diligently being pursued. Once AMSO, LLC demonstrates the economic and environmental viability of its technology, it will have the opportunity to submit a one time payment pursuant to the Oil Shale Management Regulations and convert its RD&D Lease to a commercial lease on 5,120 acres which overlap and are contiguous with the 160 acres in its RD&D Lease.

In March 2009, pursuant to a Member Interest Purchase Agreement entered into on December 19, 2008, TOTAL E&P Research & Technology USA, (“Total”), a subsidiary of TOTAL E&P SCR/Recherche & Development, acquired a 50% interest in AMSO, LLC in exchange for cash paid to the Company of $3.2 million and Total’s commitment to fund the majority of AMSO, LLC’s capital requirements going forward. The Company recognized a gain of $2.6 million in the third quarter of fiscal 2009 in connection with the sale. While AMSO will operate the project during the RD&D phase, Total will provide a majority of the funding during this phase of the project, and technical assistance throughout the life of the project. Total will lead the planning of the commercial development and will assume management responsibilities during the subsequent commercial phase. Total’s indirect corporate parent, Total S.A., is the world’s fifth largest integrated oil and gas company.

The Company consolidated AMSO, LLC prior to the closing of the transaction with Total. Beginning with the closing, the Company accounts for its 50% ownership interest in AMSO, LLC using the equity method since the Company has the ability to exercise significant influence over its operating and financial matters, although it no longer controls AMSO, LLC. Pursuant to FASB Interpretation 46(R), Consolidation of Variable Interest Entities, AMSO, LLC is a variable interest entity, however, the Company is not the primary beneficiary because it will not absorb a majority of the expected losses or receive a majority of the expected residual returns.

The following table summarizes the change in the balance of the Company’s Investment in AMSO, LLC beginning with Total’s acquisition of a 50% interest in AMSO, LLC. The investment in AMSO, LLC is included in “Investments-long-term” in the consolidated balance sheet and equity in net loss of AMSO, LLC is included in “Other expense, net” in the consolidated statement of operations.

(in thousands)
Balance, March 2, 2009	$(65)
Capital contributions	904
Equity in net loss of AMSO, LLC	(192)

Balance, April 30, 2009	$647

AMSO has committed to a total investment of $10.0 million in AMSO, LLC, subject to certain exceptions where the amount could be greater. At April 30, 2009, subject to certain exceptions, the Company’s minimum funding commitment as a result of its investment in AMSO, LLC is $8.3 million.

Summarized unaudited balance sheet data of AMSO, LLC is as follows:

	April 30, 2009	July 31, 2008
	(in thousands)
Assets
Cash and cash equivalents	$3,777	$679
Other current assets	441	—
Equipment, net	8	—

Total assets	$4,226	$679

Liabilities and members’ interests
Current liabilities	$794	$105
Other liabilities	—	1,586
Members’ interests	3,432	(1,012)

Total liabilities and members’ interests	$4,226	$679

Summarized unaudited statement of operations data of AMSO, LLC is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
	(In thousands)
Revenues	$—	$—	$—	$—
Costs and expenses:
Research and development	1,086	548	4,113	548

Total costs and expenses	1,086	548	4,113	548

Loss from operations	(1,086)	(548)	(4,113)	(548)
Other income	2	—	2	—

Net loss	$(1,084)	$(548)	$(4,111)	$(548)

Note 6—Stockholders’ Equity

On December 17, 2008, the Company’s Board of Directors approved, authorized and recommended to the Company’s stockholders to amend and restate the Company’s Restated Certificate of Incorporation to affect a one-for-three reverse split of each of the outstanding shares of the Company’s common stock, Class A common stock and Class B common stock. On January 20, 2009, Mr. Howard S. Jonas, the Company’s Chairman of the Board, and his affiliates, the record holders of shares representing a majority of the aggregate voting power of the Company’s outstanding capital stock, delivered to the Company a written consent in lieu of a special meeting of stockholders representing approximately 71% of the voting power of the Company’s stock, approving the amended Restated Certificate of Incorporation thereby approving the one-for-three reverse stock split. The one-for-three reverse stock split was effective on February 24, 2009. The one-for-three reverse stock split was intended to satisfy compliance with the NYSE’s price criteria for continued listing. All share, weighted average share and per share amounts, as well as stock option, non-vested restricted stock and contingently issuable share amounts, in the accompanying condensed consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to reflect the one-for-three reverse stock split. The one-for-three reverse stock split did not affect the number of authorized shares or the par value per share.

On October 31, 2008, the Company entered into an Amended and Restated Employment Agreement with Mr. Jonas. Pursuant to this Agreement (i) the term of Mr. Jonas’ employment with the Company runs until December 31, 2013 and (ii) Mr. Jonas was granted 1.2 million restricted shares of the Company’s Class B common stock and 0.9 million restricted shares of the Company’s common stock in lieu of a cash base salary beginning January 1, 2009 through December 31, 2013. The restricted shares vest in different installments throughout the term of Mr. Jonas’ employment as delineated in the agreement, and all of the restricted shares paid to Mr. Jonas under the agreement automatically vest in the event of (i) a change in control of the Company; (ii) Mr. Jonas’ death; or (iii) if Mr. Jonas is terminated without cause or if he terminates his employment for good reason as defined in the agreement. A pro rata portion of the restricted shares will vest in the event of termination for cause. The restricted shares were granted on October 31, 2008 pursuant to the Company’s 2005 Stock Option and Incentive Plan. The 1.2 million restricted shares of the Company’s Class B common stock and 0.9 million restricted shares of the Company’s common stock granted on October 31, 2008 were included in the shares issued and outstanding at April 30, 2009. Total unrecognized compensation cost on the grant date was $5.5 million. The unrecognized compensation cost is expected to be recognized over the vesting period from January 1, 2009 through December 31, 2013. The Company recognized $0.2 million and $0.3 million of the compensation cost related to this agreement in the three and nine months ended April 30, 2009, respectively.

On November 5, 2008, the Company and Mr. James A. Courter, the Company’s Vice Chairman and Chief Executive Officer, entered into an amendment to Mr. Courter’s employment agreement. Pursuant to the amendment, Mr. Courter was granted 0.4 million restricted shares of Class B common stock in lieu of a cash base salary from January 1, 2009 until October 21, 2009. The restricted shares are scheduled to vest on October 21, 2009, the last day of the term under the amended employment agreement. Pursuant to the amendment, all of the restricted shares paid to Mr. Courter under the amendment automatically vest in the event of (i) a change in control of the Company; (ii) Mr. Courter’s death; or (iii) if Mr. Courter is terminated without cause or if he terminates his employment for good reason as defined by the amendment. A pro rata portion of the restricted shares will vest in the event of termination for cause. The restricted shares were granted on November 5, 2008 pursuant to the Company’s 2005 Stock Option and Incentive Plan. The 0.4 million restricted shares of the Company’s Class B common stock granted on November 5, 2008 were included in the shares issued and outstanding at April 30, 2009. Total unrecognized compensation cost on the grant date was $0.8 million. The unrecognized compensation cost is expected to be recognized from January 1, 2009 through October 21, 2009. The Company recognized $0.2 million and $0.3 million of the compensation cost related to this agreement in the three and nine months ended April 30, 2009, respectively.

In June 2006, the Company’s Board of Directors authorized a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of the Company’s Class B common stock and common stock, without regard to class. On December 17, 2008, the Company’s Board of Directors increased the aggregate number of shares of the Company’s Class B common stock and common stock, without regard to class, that the Company is authorized to repurchase under the stock repurchase program from the 3.3 million shares that remained available for repurchase to 8.3 million shares. In the nine months ended April 30, 2009, the Company repurchased an aggregate of 2.4 million shares of Class B common stock and 1.4 million shares of common stock for an aggregate purchase price of $6.5 million. In the nine months ended April 30, 2008, the Company repurchased an aggregate of 1.8 million shares of Class B common stock and 0.2 million shares of common stock for an aggregate purchase price of $44.5 million. As of April 30, 2009, 7.0 million shares remained available for repurchase under the stock repurchase program.

Note 7—Earnings Per Share

The Company computes earnings per share under the provisions of SFAS No. 128, Earnings per Share, whereby basic earnings per share is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share, except that the number of shares is increased to include non-vested restricted stock and to assume exercise of potentially dilutive stock options and contingently issuable shares using the treasury stock method, unless the effect of such increase is anti-dilutive. For the three and nine months ended April 30, 2009 and 2008, the diluted earnings per share equals basic earnings per share because the Company had losses from continuing operations and the impact of the assumed exercise of stock options and non-vested restricted stock would have been anti-dilutive. The following securities have been excluded from the dilutive earnings per share computations because their inclusion would have been anti-dilutive:

	At April 30,
	2009	2008
	(in thousands)
Stock options	2,029	2,502
Non-vested restricted stock	2,513	152
Contingently issuable shares	—	56

Total	4,542	2,710

Note 8—Comprehensive Loss

The Company’s comprehensive loss consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
	(in thousands)
Net loss	$(63,436)	$(82,211)	$(162,680)	$(137,900)
Foreign currency translation adjustments	1,060	5,154	(13,005)	(2,811)
Unrealized gains (loss) on available-for-sale securities	35	4,541	3,033	1,605

Comprehensive loss	$(62,341)	$(72,516)	$(172,652)	$(139,106)

Note 9—Impairments

The Company’s impairments by business segment consist of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
	(in thousands)
Telecom Platform Services	$29,039	$54	$29,052	$242
Consumer Phone Services	—	—	—	—
IDT Energy	—	—	—	—
IDT Capital	33,081	—	43,709	20
Corporate	—	—	—	—

Total	$62,120	$54	$72,761	$262

The Company recorded aggregate impairment charges of $72.8 million in the nine months ended April 30, 2009 of which $61.7 million related to goodwill, $5.3 million related to FCC licenses and $5.8 million related to other assets. In the second quarter of fiscal 2009, the following events and circumstances indicated that the fair value of certain of the Company’s reporting units may be below their carrying value: (1) a significant adverse change in the business climate, (2) operating losses of reporting units, (3) significant revisions to internal forecasts, and (4) plans to restructure operations including reductions in workforce. The Company measured the fair value of its reporting units by discounting their estimated future cash flows using an appropriate discount rate. The carrying value including goodwill exceeded the estimated fair value of the following reporting units: IDW Publishing, CTM Media Group, and WMET radio, all of which are units of IDT Capital, and Rechargeable, which is a unit of Telecom Platform Services. The Company therefore performed additional steps for these reporting units to determine whether an impairment of goodwill was required. As a result of this analysis, in the nine months ended April 30, 2009, the Company recorded preliminary goodwill impairment, which is subject to adjustment, of $1.8 million in IDW Publishing, $29.7 million in CTM Media Group, $1.2 million in WMET and $29.0 million in Rechargeable, which reduced the carrying amount of the goodwill in each of these reporting units to zero. The Company recorded the preliminary amounts because it was probable that goodwill was impaired, and the amount of impairment could be reasonably estimated. On April 30, 2009, the Company’s remaining goodwill was $12.4 million. Calculating the fair value of the reporting units, and allocating the estimated fair value to all of the tangible assets, intangible assets and liabilities, requires significant estimates and assumptions. Should these estimates or assumptions prove to be incorrect, the Company may record additional goodwill impairment or adjust its preliminary impairment in future periods.

IDT Spectrum, which is a unit of IDT Capital, recorded impairment in the nine months ended April 30, 2009 of $5.3 million, which reduced the carrying value of its FCC licenses to zero. The events and circumstances in the second quarter of fiscal 2009 described above indicated that the FCC licenses may be impaired. The Company estimated that these FCC licenses had nominal value based on continuing operating losses and projected losses for the foreseeable future.

The Company recorded an impairment of $3.5 million in the nine months ended April 30, 2009 which reduced the carrying value of IDT Global Israel’s building in Israel. The Company retained exclusive control over the sale of this building after the Company disposed of 80% of the issued and outstanding shares of IDT Global Israel in the fourth quarter of fiscal 2008. Once the building is sold, the Company will receive the net proceeds of the sale after the repayment of the obligations secured by the building. At April 30, 2009, the revised estimated sales price of the building net of costs to sell of $12.7 million was included in “Other current assets” and the mortgage balance of $6.0 million was included in “Other current liabilities”.

As a result of the Company’s conclusion that an interim impairment test of goodwill was required during the second quarter of fiscal 2009, the Company also assessed the recoverability of certain of its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The assessment of long-lived assets was based on projected undiscounted future cash flows of the long-lived asset groups compared to their carrying values. The Company’s cash flow estimates were derived from the annual Company wide planning process and interim forecasting. The Company believes that its procedures for projecting future cash flows are reasonable and consistent with market conditions at the time of estimation. As a result of the Company’s assessment under SFAS 144, as of April 30, 2009, the Company recorded aggregate impairments of $2.3 million related to certain leasehold interests.

Note 10—Restructuring Charges

The Company’s restructuring charges by business segment consist of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
	(in thousands)
Telecom Platform Services	$301	$11,432	$4,191	$13,438
Consumer Phone Services	—	482	—	542
IDT Energy	—	—	15	89
IDT Capital	40	29	1,623	856
Corporate	268	4,510	2,609	5,502

Total	$609	$16,453	$8,438	$20,427

The restructuring charges in the three and nine months ended April 30, 2009 and 2008 consisted primarily of severance related to a company-wide cost savings program and reduction in force. As of April 30, 2009, these programs resulted in the termination of approximately 1,420 employees since the third quarter of fiscal 2006. As of April 30, 2009, the Company had a total of approximately 1,480 employees, of which approximately 1,060 are located in the United States and approximately 420 are located at the Company’s international operations. The restructuring charges in the nine months ended April 30, 2009 also included costs for the shutdown or consolidation of certain facilities of $0.7 million in Corporate and $0.8 million in IDT Telecom. In the first quarter of fiscal 2009, IDT Telecom reversed accrued severance of $2.6 million as a result of modifications to retention and/or severance agreements with certain employees. In the first quarter of fiscal 2008, IDT Spectrum reversed $0.4 million of restructuring charges recorded in fiscal 2006 for a contract termination.

The following table summarizes the changes in the reserve balances related to the Company’s restructuring activities (substantially all of which relates to workforce reductions):

	Balance at July 31, 2008	Charged to Expense	Payments	Balance at April 30, 2009
	(in thousands)
IDT Telecom	$10,854	$4,191	$(11,471)	$3,574
IDT Energy	—	15	(15)	—
IDT Capital	526	1,623	(2,132)	17
Corporate	7,076	2,609	(5,461)	4,224

Total	$18,456	$8,438	$(19,079)	$7,815

Note 11—Business Segment Information

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

Operating results for the business segments of the Company are as follows:

(in thousands)	Telecom Platform Services	Consumer Phone Services	IDT Energy	IDT Capital	Corporate	Total
Three Months Ended April 30, 2009
Revenues	$299,595	$12,577	$66,669	$10,148	$—	$388,989
Operating (loss) income	(33,012)	3,588	12,819	(34,278)	(6,388)	(57,271)
Impairments	29,039	—	—	33,081	—	62,120
Restructuring charges	301	—	—	40	268	609

Three Months Ended April 30, 2008
Revenues	$342,403	$18,965	$66,290	$13,077	$—	$440,735
Operating (loss) income	(35,443)	8,197	850	(17,724)	(28,278)	(72,398)
Impairments	54	—	—	—	—	54
Restructuring charges	11,432	482	—	29	4,510	16,453

Nine Months Ended April 30, 2009
Revenues	$956,132	$42,117	$227,720	$32,812	$—	$1,258,781
Operating (loss) income	(49,602)	15,312	40,363	(57,463)	(26,443)	(77,833)
Impairments	29,052	—	—	43,709	—	72,761
Restructuring charges	4,191	—	15	1,623	2,609	8,438

Nine Months Ended April 30, 2008
Revenues	$1,087,327	$63,648	$173,434	$39,088	$—	$1,363,497
Operating (loss) income	(23,428)	18,448	4,459	(45,579)	(64,623)	(110,723)
Impairments	242	—	—	20	—	262
Restructuring charges	13,438	542	89	856	5,502	20,427

IDT Capital’s loss from operations in the three and nine months ended April 30, 2009 is net of a gain of $2.6 million from the sale of a 50% interest in AMSO, LLC (see Note 5). The Telecom Platform Services segment’s loss from operations in the nine months ended April 30, 2008 is net of arbitration award income of $40.0 million (see Note 3).

Note 12—Derivative Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are commodity price risk and interest rate risk. Natural gas and electricity forward contracts are entered into to fix the price that IDT Energy will pay for specified amounts of natural gas and electricity on specified dates. An interest rate swap is used to achieve a fixed interest rate on a portion of the Company’s variable-rate debt. Finally, one of the Company’s marketable securities is a structured note that contains an embedded derivative feature.

IDT Energy has entered into forward contracts as hedges against unfavorable fluctuations in natural gas and electricity prices. These contracts do not qualify for hedge accounting treatment and therefore, the changes in fair value are recorded in earnings. As of April 30, 2009, IDT Energy had the following outstanding forward contracts:

Commodity	Settlement Date	Volume
Electricity	June 2009	8,800 MW h
Electricity	September 2009	8,400 MW h
Natural gas	August 2009	77,500 mmbtu
Natural gas	January 2010	77,500 mmbtu
Natural gas	February 2010	70,000 mmbtu
Natural gas	March 2010	77,500 mmbtu

The Company has an interest rate swap related to the variable rate obligations secured by the IDT Global Israel building. As of April 30, 2009, the total notional amount of the Company’s receive variable/pay fixed interest rate swap was $6.0 million.

The structured note included in marketable securities as of April 30, 2009 has a par value of $5.0 million and matures in November 2009.

The fair value of outstanding derivative instruments recorded as liabilities in the accompanying condensed consolidated balance sheets were as follows:

Liability Derivatives	Balance Sheet Location	April 30, 2009	July 31, 2008
		(in thousands)
Derivatives designated as hedging instruments under SFAS 133:
Energy contracts	Other current liabilities	$610	$—
Interest rate contracts	Other current liabilities	321	—

Total derivatives designated as hedging instruments under SFAS 133		931	—
Derivatives not designated as hedging instruments under SFAS 133:
Structured note embedded derivative	Other current liabilities	2,151	—

Total derivatives not designated as hedging instruments under SFAS 133		2,151	—

Total liability derivatives		$3,082	$—

The effects of derivative instruments on the condensed consolidated statements of operations were as follows:

		Amount of Gain (Loss) Recognized on Derivatives

		Three Months Ended April 30,		Nine Months Ended April 30,
Derivatives in SFAS 133 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized on Derivatives	2009	2008	2009	2008
		(in thousands)
Energy contracts	Direct cost of revenues	$(290)	$21	$(1,067)	$665
Interest rate contracts	Other income (expense), net	53	—	(321)	—

Total		$(237)	$21	$(1,388)	$665

		Amount of Gain (Loss) Recognized on Derivatives

		Three Months Ended April 30,		Nine Months Ended April 30,
Derivatives Not Designated as Hedging Instruments Under SFAS 133	Location of Gain (Loss) Recognized on Derivatives	2009	2008	2009	2008
		(in thousands)
Structured note embedded derivative	Other income (expense), net	$318	$—	$(1,996)	$—

Total		$318	$—	$(1,996)	$—

The Company is exposed to credit loss in the event of nonperformance by counterparties on the above derivative instruments. Although nonperformance is possible, the Company does not anticipate nonperformance by any of these parties primarily because the contracts are with creditworthy counterparties.

Note 13—Legal Proceedings

On May 18, 2009, a subsidiary of the Company was served with notice of a complaint (which was subsequently amended) filed on May 15, 2009 by T-Mobile USA, Inc. (“T-Mobile”) against IDT Domestic Telecom, Inc. (“Domestic Telecom”), in the Superior Court of the State of Washington, King County. The complaint alleges that Domestic Telecom breached a Wholesale Supply Agreement entered into between T-Mobile and Domestic Telecom in February 2005, as amended, by failing to purchase at least $75 million in services from T-Mobile (T-Mobile claims that Domestic Telecom purchased only approximately $31 million of services). T-Mobile is seeking monetary damages, including interest and costs, in an amount to be determined at trial. The Company believes that it has valid defenses to T-Mobile’s allegations and intends to conduct a vigorous legal defense. This matter is in its early stages and therefore the Company is unable to form an estimate of any potential liabilities to the Company related to this matter.

On August 27, 2003, Aerotel, Ltd., Aerotel U.S.A., and Aerotel U.S.A., LLC (“Aerotel”) filed a complaint against the Company in the United States District Court, Southern District of New York, seeking damages for alleged infringement of a patent. The parties reached a settlement and pursuant to a stipulation of dismissal, all claims and counterclaims have been dismissed. The settlement provided for a payment of $15 million in cash to Aerotel, which the Company paid in the first quarter of fiscal 2008. The settlement also required the Company to make available to Aerotel calling cards or PINs over time with potential termination costs of up to $15 million, subject to certain other conditions. In connection with this settlement, the Company accrued an expense of $24 million in the fourth quarter of fiscal 2007. On May 13, 2008, Aerotel, Ltd. filed a complaint against the Company in the United States District Court Southern District of New York related to a dispute concerning the settlement agreement between the Company and Aerotel. The complaint alleges Breach of Contract, Anticipatory Breach, and Breach of Covenant of Good Faith and Fair Dealing. Aerotel, Ltd. is seeking damages in the amount of at least $30 million. On June 8, 2009, the parties appeared for a settlement conference before the Court and reached a verbal settlement in principle, the terms of which are being finalized. In connection with this matter, the Company accrued an additional expense of $6 million in the fourth quarter of fiscal 2008.

On May 5, 2004, the Company filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. The Company alleged that the defendants breached a settlement agreement that they had entered into with the Company to resolve certain disputes and civil actions among the parties. The Company alleged that the defendants did not provide the Company, as required under the settlement agreement, free of charge and for the Company’s exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement) (“Wavelengths”) on a global undersea fiber optic network that TyCom Ltd. was deploying at that time. In June 2004, Tyco International (US) Inc. and Tyco Telecommunications (US) Inc. asserted several counterclaims against the Company, alleging that the Company breached the settlement agreement and is liable for damages for allegedly refusing to accept the defendants’ offer regarding the Wavelengths referenced in the settlement agreement and for making a public statement that Tyco failed to provide the Company with the use of its Wavelengths. The parties completed pre-trial discovery and each party filed motions for summary judgment. On July 11, 2007, the Court granted the Company’s motion for partial summary judgment on liability, and granted its motion for summary judgment on Tyco’s counterclaims. On November 21, 2007, Tyco filed a notice of appeal of the order granting the Company’s motion for summary judgment on liability. On January 24, 2008, the Appellate Court granted a motion made by Tyco and stayed proceedings in the trial court until the appeal is decided. On August 19, 2008, the Appellate Division issued a decision and order reversing the trial court’s grant of partial summary judgment on the issue of liability to the Company and granted the portion of defendants’ cross motion seeking summary judgment dismissing the complaint and remanded the matter to the Supreme Court for further proceedings. On September 18, 2008, the Company filed its request for reargument, or in the alternative, for leave to appeal to the Court of Appeals. On December 30, 2008, the Appellate Division granted the Company’s request for leave to appeal to the Court of Appeals. On May 18, 2009, the parties submitted the briefs on that appeal and oral argument is scheduled for September 15, 2009.

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

On April 1, 2004, Jewett sent a copy of his complaint to the United States Attorney’s Office because in his complaint, Jewett alleged, among other things, that improper payments were made to foreign officials in connection with an IDT Telecom contract. As a result, the Department of Justice (“DOJ”), the SEC and the United States Attorney in Newark, New Jersey conducted an investigation of this matter. The Company and the Audit Committee of the Company’s Board of Directors initiated independent investigations, by outside counsel, regarding certain of the matters raised in the Jewett complaint and in these investigations. Neither the Company’s nor the Audit Committee’s investigations have found any evidence that the Company made any such improper payments to foreign officials. The Company continues to cooperate with these investigations, which the SEC and DOJ have confirmed are still ongoing.

On June 1, 2006, the Company filed a complaint in the United States District Court for the District of New Jersey alleging that eBay, Inc., Skype Technologies SA, Skype, Inc. and several as of yet unidentified business entities (collectively, “Skype”) infringed patents owned by the Company. The Company’s complaint was amended to include claims for Skype’s alleged infringement of additional patents, all owned by the Company. The lawsuit seeks, among other things, an injunction enjoining Skype from infringing these patents and monetary damages in connection with Skype’s alleged infringement. Skype has answered the complaint and amended complaints, denying any liability with respect to the Company’s claims and asserted counterclaims. The parties have exchanged expert reports, are completing pre-trial discovery and submitted a final pre-trial order to the Court in December 2008. A request has been filed with the United States Patent and Trademark Office (“USPTO”) to reexamine the patents in question.  Subsequently, Skype filed a motion to stay the New Jersey litigation pending the USPTO’s decision on the request for reexamination.  The hearing on the motion to stay is scheduled for July 13, 2009.  At or after the claim construction hearing (which has yet to be scheduled), the Court will set a summary judgment briefing schedule. On February 20, 2008, eBay, Inc. filed a complaint (which was subsequently amended) in the United States District Court for the Western District of Arkansas alleging that IDT Corporation, Net2Phone, Inc., IDT Telecom, Inc. and the Company’s 51%-owned U.S. calling card distribution partnership, Union Telecard Alliance, LLC (“UTA”) infringed U.S. Patent No. 6,067,350 that is owned by eBay, Inc. The lawsuit seeks, among other things, an injunction enjoining the Company from infringing the patent and an undetermined amount of monetary damages in connection with the Company’s alleged infringement. On April 23, 2008, the Company answered eBay’s complaint and denied all wrongdoing. The Company also filed counterclaims against eBay, for infringement of three Net2Phone patents: U.S. Patents numbers 6,275,490; 5,974,414; and 6,631,399. The Company asked the court in Arkansas to enjoin those portions of eBay’s auction business that infringe Net2Phone patents and to award Net2Phone damages as a result of eBay’s patent infringement. eBay has answered Net2Phone’s counterclaims, denied all wrongdoing and asserted counterclaims. The Court held a claim construction hearing on February 24-25, 2009, and scheduled the trial for October 2009. On May 19, 2009, the parties participated in non-binding mediation, which was not successful. The parties are now actively engaged in pre-trial discovery.

On March 8, 2007, IDT Telecom, Inc. and UTA filed a complaint and on April 2, 2007 an amended complaint in the United States District Court for the District of New Jersey against several prepaid calling card companies. The lawsuit alleges that the defendants are systematically falsely promising minutes in their voice prompts and other advertisements that consumers cannot obtain from the cards they have bought. The Company sought an injunction barring the defendants from continuing their false promises as well as money damages and asserts that the defendants have violated the federal Lanham Act as well as several states’ false advertising and deceptive trade practices statutes. On May 9, 2007, the judge denied the Company’s motion for a preliminary injunction, which decision was affirmed by the Court of Appeals for the Third Circuit, and also denied motions to dismiss filed by all of the non-settling defendants who claimed that the Court lacked jurisdiction. In 2007, the Company had settled with five of the defendant groups. The Company is continuing to pursue the case against the non-settling defendants, which on February 11, 2009, filed motions for summary judgment, which the Company opposed. The trial is expected to begin on October 5, 2009.

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

Note 14—Commitments and Contingencies

The Company had purchase commitments and other obligations of $2.1 million as of April 30, 2009.

As a result of an IRS audit of the Company’s federal tax returns for fiscal years 2001, 2002, 2003 and 2004, the Company owed approximately $75 million in taxes for fiscal 2001, approximately $1 million for adjustments carried forward to fiscal 2005 and 2006, and $39.5 million in interest. In connection therewith, the Company paid $80.0 million of the amount owed between July 2008 and January 2009. On January 27, 2009, the Company entered into a modified installment agreement with the IRS, whereby it agreed to pay the remaining amounts owed to the IRS for fiscal years 2001 – 2004 by June 2009. During the third quarter of fiscal 2009, the Company paid $25.0 million to the IRS on its outstanding balance. By June 15, 2009, the Company will have paid an additional $13.4 million to fully satisfy its obligation under the modified agreement. The final payment may be reduced if the IRS waives the penalties. In December 2008, the IRS commenced an audit of the Company’s federal tax returns for fiscal years 2005, 2006 and 2007. In May 2009, the IRS assessed a liability of $1.2 million for fiscal year 2005 which represents the approximately $1 million previously agreed to plus interest. In addition, an audit in the Netherlands of a subsidiary of the Company was completed in October 2008 that resulted in a settlement of $4.4 million including interest, which was paid in December 2008. Management of the Company believes that it has adequately reserved for all tax positions, however amounts asserted by taxing authorities could be greater than the accrued amounts. Accordingly, additional tax provisions may be recorded in the future as revised estimates are made or the underlying matters are settled or resolved.

As of April 30, 2009, the Company had letters of credit outstanding totaling $65.8 million, the majority of which expire by April 30, 2010. As of April 30, 2009 and July 31, 2008, cash and cash equivalents of $58.7 million and $4.1 million, respectively, that serve as collateral were restricted against such letters of credit, and were included in “Restricted cash and cash equivalents” in the Company’s condensed consolidated balance sheets. Also, as of April 30, 2009 and July 31, 2008, marketable securities of $5.2 million and $78.7 million, respectively were restricted primarily against letters of credit, and were included in “Marketable securities” in the Company’s condensed consolidated balance sheets. The letters of credit outstanding at April 30, 2009 and July 31, 2008 were primarily collateral for IDT Energy’s purchases of natural gas through wholesale bilateral contracts with suppliers and various utility companies and electric capacity, energy and ancillary services through the wholesale markets, as well as to secure mortgage repayments on various buildings.

As of April 30, 2009 and July 31, 2008, “Cash and cash equivalents” in the Company’s condensed consolidated balance sheets included approximately $10 million and $4 million, respectively, and “Marketable securities” included nil and approximately $6 million, respectively, that was held pursuant to regulatory requirements related to the Company’s European prepaid payment services business.

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

The Company is currently subject to audits by different European taxing authorities, including audits relating to value added tax (“VAT”) that the Company has not collected for calling cards sold to distributors who, in turn, resell such cards in various jurisdictions in Europe. On September 4, 2008, a Swedish court granted an application made by the Swedish Tax Agency to seize SEK 100 million ($12.1 million) of assets owned by one of the Company’s subsidiaries, Inter Direct Tel Ltd., as security for payment of VAT. Inter Direct Tel appealed the seizure order and on October 6, 2008, the appellate court reversed the lower court’s seizure order. On December 17, 2008, the Swedish Tax Agency sent Inter Direct Tel an Audit Memo describing its reasoning for a VAT assessment of approximately SEK 112 million ($14.4 million) and SEK 22 million ($2.9 million) in penalties. On March 27, 2009, Inter Direct Tel responded to the comments in the Audit Memo. On June 5, 2009, Inter Direct Tel received a re-assessment from the Swedish Tax Agency in the same amounts assessed in the Audit Memo with the payment due on July 13, 2009. The Company intends to appeal the re-assessment and request a suspension of the payment obligation until the matter is addressed by the appropriate court. As the Company intends to challenge the re-assessment, it cannot be certain of the ultimate outcome. Imposition of assessments as a result of tax and regulatory audits could have an adverse affect on the Company’s results of operations, cash flows and financial condition.

The Company’s distribution agreement with Union Telecard Alliance, LLC, which distributes most of the Company’s prepaid calling cards in the United States, expired on April 24, 2009. The Company is currently distributing prepaid calling cards and other products through Union Telecard Alliance, LLC on a month-to-month basis.

Note 15—Related Party Transaction

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

Note 16—Headquarters Relocation

In February 2009, the Company announced that it will move its headquarters in Newark, N.J. The Company is consolidating its operations into considerably less office space in newly leased headquarters, leaving its current building at 520 Broad Street in Newark and moving a block away to 550 Broad Street. The Company will remain at 550 Broad Street on an interim basis while evaluating other long term relocation options. The Company leased 72,500 square feet at 550 Broad Street for one year commencing in May 2009, with options to renew the lease through May 2019. The minimum rent for the first year is $0.9 million payable semi-annually. At April 30, 2009, the carrying value of the land, building and improvements at 520 Broad Street was $50.5 million and the mortgage payable balance was $26.1 million. The Company evaluated the land, building and improvements for impairment and determined that the carrying value was recoverable. The Company is assessing a range of options as to the future use of 520 Broad Street, some of which could result in a loss from a reduction in the carrying value of the land, building and improvements and such loss could be material.

Note 17—Proposed Spin-Off of Certain Subsidiaries

On May 12, 2009, the Company’s Board of Directors approved a tax-free spinoff (the “Spin-Off”) to its stockholders of the equity of CTM Media Holdings, Inc. (“Holdings”). Prior to effecting the Spin-Off, the following subsidiaries of the Company would be transferred to Holdings: (i) CTM Media Group, Inc.; (ii) IDT Local Media, Inc.; (iii) IDT Internet Mobile Group, which holds the Company’s majority interest in Idea and Design Works, LLC (IDW Publishing); and (iv) Beltway Acquisition Corporation, which holds the broadcast license of the WMET-AM radio station. Approval of the Spin-Off by the Company’s stockholders is not required.

The Company’s Board of Directors believes that the Spin-Off will separate certain business units whose performance and financial results of the business units to be separated are more predictable and have different growth characteristics than the remaining operations. The Company also believes that separating the two groups of operating units will allow management of each of the Company and Holdings to design and implement corporate strategies and policies that are based primarily on the business characteristics of that company and its business units, maintain a sharper focus on core business and growth opportunities, and concentrate their financial resources wholly on their own operations. Moreover, the separation of Holdings will provide investors with greater transparency regarding the value of Holdings’ business units. In addition, the Spin-Off will separate business units with different risk profiles and performance characteristics from one another.

The planned Spin-Off will be accomplished through a pro rata distribution of Holdings’ common stock to the Company’s stockholders of record as of the close of business on the record date which has yet to be determined by the Company’s Board of Directors. As a result of the Spin-Off, it is currently contemplated that each of the Company’s stockholders will receive: (i) one share of Holdings Class A common stock for every three shares of the Company’s common stock held on the record date; (ii) one share of Holdings Class A common stock for every three shares of the Company’s Class B common stock held on the record date; (iii) one share of Holdings Class B common stock for every three shares of the Company’s Class A common stock held on the record date; and (iv) cash in lieu of a fractional share of all classes of Holdings’ common stock.

Completion of the Spin-Off is subject to effectiveness of a Form 10 registration statement filed with the SEC. The Form 10 was filed on May 13, 2009 with the SEC and includes detailed information about Holdings, the Spin-Off and related matters. The Company and Holdings will distribute an information statement to stockholders following completion of the SEC’s review of the Form 10. The Company’s Board of Directors reserves the right to amend, modify or abandon the Spin-Off and the related transactions at any time prior to the distribution date.

This discussion of the proposed Spin-Off contains forward-looking statements addressing the Spin-Off, the operation, business and prospects of the Company and Holdings following the Spin-Off and other expectations, prospects, estimates and other matters that are dependent upon future events or developments. These matters are subject to risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied. These risks and uncertainties include uncertainties regarding the Spin-Off, including the timing and terms of the Spin-Off and whether the Spin-Off will be completed, and uncertainties regarding the impacts on the Company and Holdings and the market for their respective securities if the Spin-Off is accomplished.

Note 18—Recently Issued Accounting Standards Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS 141(R) establishes principles and requirements for how the acquirer: (a) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of the assets acquired and liabilities assumed in the transaction at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; the immediate expense recognition of transaction costs; changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense; and restructuring plans will be accounted for separately from the business combination, among other things. In April 2009, the FASB issued FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends and clarifies SFAS 141(R) with regards to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The Company is required to apply SFAS 141(R) and FSP 141(R)-1 to business combinations with an acquisition date on or after August 1, 2009. SFAS 141(R) fundamentally changes many aspects of existing accounting requirements for business combinations. As such, if the Company enters into any business combinations after the adoption of SFAS 141(R), a transaction may significantly impact the Company’s financial position and results of operations, but not cash flows, when compared to acquisitions accounted for under current US GAAP.

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

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the guidance in US GAAP for assessing whether an impairment of a debt security is other than temporary, and revises the presentation and disclosure in the financial statements of other than temporary impairments of debt and equity securities. The Company was required to adopt FSP 115-2 on May 1, 2009. In addition, in April 2009, the SEC amended Topic 5.M. in the Staff Accounting Bulletin Series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities to exclude debt securities from its scope. Topic 5.M. as amended maintains the staff’s previous views related to equity securities. The Company is currently evaluating the impact of FSP 115-2 on its consolidated financial statements. The Company does not expect the amendment to Topic 5.M. to have a material impact on its financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The FSP also requires entities to disclose the methods and significant assumptions used to estimate fair value of financial instruments in interim financial statements, and to highlight any changes in the methods and assumptions from prior periods. FSP 107-1 became effective for the Company’s financial statements beginning on May 1, 2009. The Company will include the disclosures required by FSP 107-1 in its consolidated financial statements for its first quarter ending October 31, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, to establish principles and requirements for subsequent events, in particular: (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective prospectively for interim or annual financial periods ending after June 15, 2009. SFAS 165 should not result in significant changes in the subsequent events that the Company reports in its financial statements, because it does not change the previous recognition and disclosure guidance in the accounting literature and it does not change the date through which the Company was expected to evaluate subsequent events. This statement requires management to disclose the date through which subsequent events have been evaluated, which the Company will begin to disclose in its Annual Report on Form 10-K for the year ending July 31, 2009.

Item 2.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying condensed consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended July 31, 2008, as filed with the U.S. Securities and Exchange Commission (SEC).

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2008. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the year ended July 31, 2008.

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

•
IDT Local Media, which is primarily comprised of CTM Media Group, our brochure distribution company, IDW Publishing, which is a comic book and graphics novel publisher that creates and licenses original intellectual property, and the WMET-AM radio station in the Washington D.C. metropolitan area;

•	Alternative Energy, which consists of American Shale Oil Corporation, or AMSO, our U.S. oil shale initiative, and Israel Energy Initiatives, Ltd., or IEI, our Israeli alternative energy venture; and

•	Zedge, which provides a web-based, worldwide destination for free, user-generated mobile content distribution and sharing.

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

In February 2009, we announced that we will move our headquarters in Newark, N.J. We are consolidating operations into considerably less office space in newly leased headquarters, leaving our current building at 520 Broad Street in Newark and moving a block away to 550 Broad Street. We will remain at 550 Broad Street on an interim basis while evaluating other long term relocation options. We leased 72,500 square feet at 550 Broad Street for one year commencing in May 2009, with options to renew the lease through May 2019. The minimum rent for the first year is $0.9 million payable semi-annually. At April 30, 2009, the carrying value of the land, building and improvements at 520 Broad Street was $50.5 million and the mortgage payable balance was $26.1 million. We evaluated the land, building and improvements for impairment and determined that the carrying value was recoverable. We are assessing a range of options as to the future use of 520 Broad Street, some of which could result in a loss from a reduction in the carrying value of the land, building and improvements and such loss could be material.

Proposed Spin-Off of Certain Subsidiaries

On May 12, 2009, our Board of Directors approved a tax-free spinoff (the “Spin-Off”) to our stockholders of the equity of CTM Media Holdings, Inc. (Holdings). Prior to effecting the Spin-Off, the following subsidiaries of ours would be transferred to Holdings: (i) CTM Media Group, Inc.; (ii) IDT Local Media, Inc.; (iii) IDT Internet Mobile Group, which holds our majority interest in Idea and Design Works, LLC (IDW Publishing); and (iv) Beltway Acquisition Corporation, which holds the broadcast license of the WMET-AM radio station. Approval of the Spin-Off by our stockholders is not required.

Our Board of Directors believes that the Spin-Off will separate certain business units whose performance and financial results of the business units to be separated are more predictable and have different growth characteristics than the remaining operations. We also believe that separating the two groups of operating units will allow our management and Holdings’ management to design and implement corporate strategies and policies that are based primarily on the business characteristics of that company and its business units, maintain a sharper focus on core business and growth opportunities, and concentrate their financial resources wholly on their own operations. Moreover, the separation of Holdings will provide investors with greater transparency regarding the value of Holdings’ business units. In addition, the Spin-Off will separate business units with different risk profiles and performance characteristics from one another.

The planned Spin-Off will be accomplished through a pro rata distribution of Holdings’ common stock to our stockholders of record as of the close of business on the record date which has yet to be determined by our Board of Directors. As a result of the Spin-Off, it is currently contemplated that each of our stockholders will receive: (i) one share of Holdings Class A common stock for every three shares of our common stock held on the record date; (ii) one share of Holdings Class A common stock for every three shares of our Class B common stock held on the record date; (iii) one share of Holdings Class B common stock for every three shares of our Class A common stock held on the record date; and (iv) cash in lieu of a fractional share of all classes of Holdings’ common stock.

Completion of the Spin-Off is subject to effectiveness of a Form 10 registration statement filed with the SEC. The Form 10 was filed on May 13, 2009 with the SEC and includes detailed information about Holdings, the Spin-Off and related matters. We and Holdings will distribute an information statement to stockholders following completion of the SEC’s review of the Form 10. Our Board of Directors reserves the right to amend, modify or abandon the Spin-Off and the related transactions at any time prior to the distribution date.

This discussion of the proposed Spin-Off contains forward-looking statements addressing the Spin-Off, the operation, business and prospects of us and Holdings following the Spin-Off and other expectations, prospects, estimates and other matters that are dependent upon future events or developments. These matters are subject to risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied. These risks and uncertainties include uncertainties regarding the Spin-Off, including the timing and terms of the Spin-Off and whether the Spin-Off will be completed, and uncertainties regarding the impacts on us and Holdings and the market for their respective securities if the Spin-Off is accomplished.

Discontinued Operations

IDT Carmel

On January 30, 2009, IDT Carmel, Inc., IDT Carmel Portfolio Management LLC, and FFPM Carmel Holdings I LLC (all of which are subsidiaries of ours and are collectively IDT Carmel) and Sherman Originator III LLC consummated the sale, pursuant to a Purchase and Sale Contract, of substantially all of IDT Carmel Portfolio Management LLC’s debt portfolios with an aggregate face value of $951.6 million for cash of $18.0 million. We received the purchase price on February 2, 2009. We exited the debt collection business in April 2009. IDT Carmel met the criteria to be reported as a discontinued operation and accordingly, IDT Carmel’s assets, liabilities, results of operations and cash flows are classified as discontinued operations for all periods presented. IDT Carmel recognized a loss of $34.3 million in the second quarter of fiscal 2009 in connection with the sale of its debt portfolios.

Revenues, loss before income taxes and net loss of IDT Carmel, which is included in discontinued operations, are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
	(in thousands)
Revenues	$932	$12,513	$16,534	$34,542

(Loss) income before income taxes	$(3,039)	$1,830	$(38,867)	$(8,335)

Net (loss) income	$(3,039)	$1,844	$(38,867)	$(8,640)

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

Investment in American Shale Oil, LLC

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

AMSO, LLC is one of only three holders of leases granted by the U.S. Bureau of Land Management, or BLM, to research, develop and demonstrate in-situ technologies for potential commercial shale oil production, or RD&D Leases, in western Colorado. The other holders consist of Shell Frontier Oil and Gas, Inc. (three leases) and Chevron U.S.A., Inc. The RD&D Lease awarded to AMSO, LLC by the BLM covers an area of 160 acres. The lease runs for a ten year period beginning on January 1, 2007, and is subject to an extension of up to five years if AMSO, LLC can demonstrate that a process leading to the production of commercial quantities of shale oil is diligently being pursued. Once AMSO, LLC demonstrates the economic and environmental viability of its technology, it will have the opportunity to submit a one time payment pursuant to the Oil Shale Management Regulations and convert its RD&D Lease to a commercial lease on 5,120 acres which overlap and are contiguous with the 160 acres in its RD&D Lease.

In March 2009, pursuant to a Member Interest Purchase Agreement entered into on December 19, 2008, TOTAL E&P Research & Technology USA, or Total, a subsidiary of TOTAL E&P SCR/Recherche & Development, acquired a 50% interest in AMSO, LLC in exchange for cash paid to us of $3.2 million and Total’s commitment to fund the majority of AMSO, LLC’s capital requirements going forward. We recognized a gain of $2.6 million in the third quarter of fiscal 2009 in connection with the sale. While AMSO will operate the project during the RD&D phase, Total will provide a majority of the funding during this phase of the project, and technical assistance throughout the life of the project. Total will lead the planning of the commercial development and will assume management responsibilities during the subsequent commercial phase. Total’s indirect corporate parent, Total S.A., is the world’s fifth largest integrated oil and gas company.

We consolidated AMSO, LLC prior to the closing of the transaction with Total. Beginning with the closing, we account for our 50% ownership interest in AMSO, LLC using the equity method since we have the ability to exercise significant influence over its operating and financial matters, although we no longer control AMSO, LLC. Pursuant to Financial Accounting Standards Board (FASB) Interpretation 46(R), Consolidation of Variable Interest Entities, AMSO, LLC is a variable interest entity, however, we are not the primary beneficiary because we will not absorb a majority of the expected losses or receive a majority of the expected residual returns.

AMSO has committed to a total investment of $10.0 million in AMSO, LLC, subject to certain exceptions where the amount could be greater. We contributed $0.9 million to AMSO, LLC in the third quarter of fiscal 2009. At April 30, 2009, subject to certain exceptions, our minimum funding commitment as a result of our investment in AMSO, LLC is $8.3 million.

Telecom Competition

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. IDT Telecom’s revenues represented 79.3% of our total revenues from continuing operations in the nine months ended April 30, 2009, compared to 84.4% in the nine months ended April 30, 2008.

In our IDT Telecom businesses, our competitors continue to aggressively price their services. In addition, we discovered that many of our major competitors were significantly overstating the number of minutes to be delivered by their calling cards, and accordingly, on March 8, 2007, we filed a civil anti-fraud action in the federal district court in Newark, New Jersey, claiming that these competitors have been misleading calling card customers, and as a result, negatively impacting our market share resulting in a reduction in our gross revenues and profits. We also believe that there may have been a gradual shift in demand industry-wide away from calling cards and into wireless products, which, among other things, may have further eroded pricing power. The continued growth of the use of wireless services, largely due to lower pricing of such services, may have adversely affected the sales of our prepaid calling cards as customers migrate from using prepaid calling cards to wireless services. We expect pricing of wireless services to continue to decrease, which may result in increased substitution of prepaid calling cards by wireless services and increased pricing pressure on our prepaid calling cards. In our wholesale markets as well, we have generally had to pass along portions of our per-minute cost savings to our customers in the form of lower prices. These trends have impacted our telecom businesses, and as a result, we have generally experienced declines in both our revenues and overall per-minute price realizations. At times, though, we have chosen to raise prices, particularly within our calling card business, in an effort to increase per-minute price realizations, which generally results in a negative impact on minute volumes, thereby reducing revenues. Minutes-of-use in our global calling card business has generally declined each quarter beginning in the third quarter of fiscal 2006, from 4.23 billion in the second quarter of fiscal 2006 to 1.78 billion in the third quarter of fiscal 2009.

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

Our distribution agreement with Union Telecard Alliance, LLC, or UTA, which distributes most of our prepaid calling cards in the United States, expired on April 24, 2009. We are currently distributing prepaid calling cards and other products through UTA on a month-to-month basis.

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

Results of Operations

Three and Nine Months Ended April 30, 2009 Compared to Three and Nine Months Ended April 30, 2008

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Consolidated

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(in millions)
Revenues
IDT Telecom	$312.1	$361.3	$(49.2)	(13.6)%	$998.2	$1,151.0	$(152.8)	(13.3)%
IDT Energy	66.7	66.3	0.4	0.6	227.7	173.4	54.3	31.3
IDT Capital	10.1	13.1	(3.0)	(22.4)	32.8	39.1	(6.3)	(16.1)

Total revenues	$388.9	$440.7	$(51.8)	(11.7)%	$1,258.7	$1,363.5	$(104.8)	(7.7)%

Revenues. The decrease in consolidated revenues in the three and nine months ended April 30, 2009 compared to the similar periods in fiscal 2008 was primarily due to a decline in IDT Telecom revenues, partially offset in the nine months ended April 30, 2009 compared to the similar period in fiscal 2008 by an increase in IDT Energy revenues. The decrease in IDT Telecom revenues in the three and nine months ended April 30, 2009 compared to the similar periods in fiscal 2008 resulted from decreases in the revenues of both of the IDT Telecom segments. Approximately $19.0 million and $40.4 million of the decrease in IDT Telecom revenues in the three and nine months ended April 30, 2009, respectively, compared to the similar periods in fiscal 2008 was due to changes in foreign currency exchange rates. IDT Telecom minutes of use (excluding minutes of use relating to our Consumer Phone Services segment, as the portion of such minute traffic carried on our network is insignificant) declined 5.2% from 5.556 billion in the three months ended April 30, 2008 to 5.270 billion in the three months ended April 30, 2009, and declined 5.8% from 17.255 billion in the nine months ended April 30, 2008 to 16.247 billion in the nine months ended April 30, 2009.

IDT Energy’s revenues were basically the same in the three months ended April 30, 2009 and 2008. The increase in IDT Energy revenues in the nine months ended April 30, 2009 compared to the similar period in fiscal 2008 was the result of increases in both electricity and natural gas revenues driven by the significant growth in the customer base of IDT Energy, as well as increases in average electricity rates charged to customers.

The decrease in IDT Capital revenues in the three and nine months ended April 30, 2009 compared to the similar periods in fiscal 2008 is primarily due to the disposition of IDT Global Israel, Ltd., our call center operations in Israel, in the fourth quarter of fiscal 2008, as well as the disposition of an additional business in the first quarter of fiscal 2009. These two businesses generated revenues of $2.4 million and $6.9 million in the three and nine months ended April 30, 2008, respectively.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(in millions)
Costs and expenses
Direct cost of revenues	$295.7	$350.5	$(54.8)	(15.6)%	$963.9	$1,077.6	$(113.7)	(10.6)%
Selling, general and administrative	74.2	116.8	(42.6)	(36.5)	239.7	346.1	(106.4)	(30.7)
Depreciation and amortization	11.9	17.3	(5.4)	(31.4)	38.9	51.7	(12.8)	(24.8)
Bad debt	2.8	3.1	(0.3)	(8.4)	7.6	8.3	(0.7)	(8.4)
Research and development	1.5	8.9	(7.4)	(82.6)	7.9	9.8	(1.9)	(19.1)
Impairments	62.1	0.1	62.0	nm	72.8	0.3	72.5	nm
Restructuring charges	0.6	16.4	(15.8)	(96.3)	8.4	20.4	(12.0)	(58.7)

Total costs and expenses	$448.8	$513.1	$(64.3)	(12.5)%	$1,339.2	$1,514.2	$(175.0)	(11.6)%
_____________
nm—not meaningful

Direct Cost of Revenues. The decrease in direct cost of revenues in the three and nine months ended April 30, 2009 compared to the similar periods in fiscal 2008 was due primarily to the decline in IDT Telecom’s direct cost of revenues, partially offset in the nine months ended April 30, 2009 compared to the similar period in fiscal 2008 by an increase in IDT Energy’s direct cost of revenues. The decrease in direct cost of revenues in IDT Telecom in the three and nine months ended April 30, 2009 compared to the similar periods in fiscal 2008 reflects the decline in IDT Telecom’s revenues and continued reductions in connectivity costs. Approximately $17.7 million and $37.2 million of the decrease in direct cost of revenues in IDT Telecom in the three and nine months ended April 30, 2009, respectively, compared to the similar periods in fiscal 2008 was due to changes in foreign currency exchange rates. The increase in IDT Energy’s direct cost of revenues in the nine months ended April 30, 2009 compared to the similar period in fiscal 2008 was primarily due to an increase in natural gas consumption. Overall gross margin increased from 20.5% and 21.0% in the three and nine months ended April 30, 2008, respectively, to 24.0% and 23.4% in the three and nine months ended April 30, 2009, respectively, due to increases in gross margins in IDT Energy and IDT Capital, partially offset by lower gross margins in IDT Telecom.

Selling, General and Administrative. The decrease in selling, general and administrative expenses in the three and nine months ended April 30, 2009 compared to the similar periods in fiscal 2008 was due to reductions in the selling, general and administrative expenses of IDT Telecom, IDT Capital and corporate, offset by an increase in the selling, general and administrative expenses of IDT Energy. The reduction in IDT Telecom’s selling, general and administrative expenses in the three and nine months ended April 30, 2009 compared to the similar periods in fiscal 2008 was primarily due to reductions in headcount, changes to employee benefit and bonus programs, reductions in facilities and maintenance costs, as well as reduced advertising and marketing expenses and lower legal and other professional fees. IDT Capital’s selling, general and administrative expenses decreased in the three and nine months ended April 30, 2009 compared to the similar periods in fiscal 2008 due to the divestiture of many non-profitable businesses during the past year as we continue to focus on our core operations, as well as a decrease in legal fees related to ongoing litigation related to certain of our intellectual property. Corporate general and administrative expenses decreased in the three and nine months ended April 30, 2009 compared to the similar periods in fiscal 2008 due to decreases in payroll and related expenses, legal fees and charitable contributions, as well as an accrual of $10.5 million in April 2008 related to a jury award for an employment matter. IDT Energy’s selling, general and administrative expenses increased in the three and nine months ended April 30, 2009 compared to the similar periods in fiscal 2008 due primarily to increases in billing related fees. In addition, the increase in selling, general and administrative expenses in the nine months ended April 30, 2009 compared to the similar period in fiscal 2008 was also due to increases in customer acquisition costs and compensation expense. As a percentage of total revenue from continuing operations, selling, general and administrative expenses decreased from 26.5% and 25.4% in the three and nine months ended April 30, 2008, respectively, to 19.1% and 19.0% in the three and nine months ended April 30, 2009, respectively, as selling, general and administrative expenses decreased at a faster rate than total revenues.

Stock-based compensation expense included in selling, general and administrative expenses, primarily relating to the vesting of restricted stock and stock option grants, was $0.8 million and $2.7 million in the three and nine months ended April 30, 2009, respectively, compared to nil and $3.2 million in the three and nine months ended April 30, 2008, respectively.

On October 31, 2008, we entered into an Amended and Restated Employment Agreement with Mr. Howard S. Jonas, our Chairman. Pursuant to this Agreement (i) the term of Mr. Jonas’ employment with us runs until December 31, 2013 and (ii) Mr. Jonas was granted 1.2 million restricted shares of our Class B common stock and 0.9 million restricted shares of our common stock in lieu of a cash base salary beginning January 1, 2009 through December 31, 2013. The restricted shares vest in different installments throughout the term of Mr. Jonas’ employment as delineated in the agreement, and all of the restricted shares paid to Mr. Jonas under the agreement automatically vest in the event of (i) a change in control of the Company; (ii) Mr. Jonas’ death; or (iii) if Mr. Jonas is terminated without cause or if he terminates his employment for good reason as defined in the agreement. A pro rata portion of the restricted shares will vest in the event of termination for cause. The restricted shares were granted on October 31, 2008 pursuant to our 2005 Stock Option and Incentive Plan. Total unrecognized compensation cost on the grant date was $5.5 million. The unrecognized compensation cost is expected to be recognized over the vesting period from January 1, 2009 through December 31, 2013. We recognized $0.2 million and $0.3 million of the compensation cost in the three and nine months ended April 30, 2009, respectively related to this agreement.

On November 5, 2008, we and Mr. James A. Courter, our Vice Chairman and Chief Executive Officer, entered into an amendment to Mr. Courter’s employment agreement. Pursuant to the amendment, Mr. Courter was granted 0.4 million restricted shares of Class B common stock in lieu of a cash base salary from January 1, 2009 until October 21, 2009. The restricted shares are scheduled to vest on October 21, 2009, the last day of the term under the amended employment agreement. Pursuant to the amendment, all of the restricted shares paid to Mr. Courter under the amendment automatically vest in the event of (i) a change in control of the Company; (ii) Mr. Courter’s death; or (iii) if Mr. Courter is terminated without cause or if he terminates his employment for good reason as defined by the amendment. A pro rata portion of the restricted shares will vest in the event of termination for cause. The restricted shares were granted on November 5, 2008 pursuant to our 2005 Stock Option and Incentive Plan. Total unrecognized compensation cost on the grant date was $0.8 million. The unrecognized compensation cost is expected to be recognized from January 1, 2009 through October 21, 2009. We recognized $0.2 million and $0.3 million of the compensation cost in the three and nine months ended April 30, 2009, respectively related to this agreement.

Depreciation and Amortization. The decrease in depreciation and amortization expense in the three and nine months ended April 30, 2009 compared to the similar periods in fiscal 2008 was primarily due to IDT Telecom property, plant and equipment becoming fully depreciated and a decrease in capital expenditures.

Bad Debt Expense. Bad debt expense decreased in the three months ended April 30, 2009 compared to the similar period in fiscal 2008 due to a decrease in IDT Telecom’s bad debt expense. Bad debt expense decreased in the nine months ended April 30, 2009 compared to the similar period in fiscal 2008 due to a decrease in IDT Telecom’s bad debt expense, partially offset by an increase in IDT Energy’s bad debt expense. The decrease in IDT Telecom’s bad debt expense in the three and nine months ended April 30, 2009 as compared to the comparable periods in fiscal 2008 was primarily due to the decrease in revenues in our Consumer Phones Services segment and due to evaluations of its outstanding receivables that resulted in adjustments to provisions. The increase in IDT Energy’s bad debt expense in the nine months ended April 30, 2009 as compared to the comparable period in fiscal 2008 was due primarily to the increase in revenues and the resulting increase in the allowance for receivables that were not guaranteed under purchase of receivables, or POR, programs.

Research and Development. Research and development expenses in three and nine months ended April 30, 2009 and 2008 consist of the following:

	Three months ended April 30,		Nine months ended April 30,
	2009	2008	2009	2008
	(in millions)
Telecom Platform Services Segment:
Fabrix T.V., Ltd.	$0.8	$2.6	$2.4	$3.6
IDT Capital:
Alternative Energy:
AMSO	0.1	6.0	3.2	6.0
Israel Energy Initiatives, Ltd.	0.6	0.2	2.4	0.2

Total research and development expenses	$1.5	$8.8	$8.0	$9.8

Fabrix T.V., Ltd. is our majority-owned venture developing a video content delivery and storage platform. Alternative Energy includes (1) AMSO, which commenced its research and development activities in the third quarter of fiscal 2008 upon its acquisition of AMSO, LLC, which is one of three holders of 10-year leases granted by the U.S. Bureau of Land Management to research, develop and demonstrate in-situ technologies for potential commercial shale oil production in western Colorado, and (2) IEI, our Israeli alternative energy venture, which was granted a license in Israel in the fourth quarter of fiscal 2008 to explore certain public lands for potential production of shale oil. In April 2008, we acquired equity interests of approximately 90% in AMSO, LLC primarily in exchange for cash of $5.5 million in transactions accounted for under the purchase method of accounting. We charged an aggregate of $5.5 million to research and development expense at the acquisition date, which includes amounts assigned to AMSO, LLC’s tangible and intangible assets to be used in its research and development project that have no alternative future use. In March 2009, Total acquired a 50% interest in AMSO, LLC in exchange for cash paid to us of $3.2 million and Total’s commitment to fund the majority of AMSO, LLC’s capital requirements going forward. We no longer consolidate AMSO, LLC as of the closing of the transaction with Total, instead, we account for our 50% ownership interest in AMSO, LLC using the equity method.

Impairments. Impairments in the three and nine months ended April 30, 2009 and 2008 consist of the following:

	Three months ended April 30,		Nine months ended April 30,
	2009	2008	2009	2008
	(in millions)
Goodwill:
Telecom Platform Services – Rechargeable reporting unit.	$29.0	$—	$29.0	$—
IDT Capital – CTM Media Group	29.7	—	29.7	—
IDT Capital – WMET	1.2	—	1.2	—
IDT Capital – IDW Publishing	—	—	1.8	—

Total goodwill	59.9	—	61.7	—
FCC licenses	—	—	5.3	—
Other assets	2.3	0.1	5.8	0.3

Total impairments	$62.2	$0.1	$72.8	$0.3

In the second quarter of fiscal 2009, the following events and circumstances indicated that the fair value of certain of our reporting units may be below their carrying value: (1) a significant adverse change in the business climate, (2) operating losses of reporting units, (3) significant revisions to internal forecasts, and (4) plans to restructure operations including reductions in workforce. We measured the fair value of our reporting units by discounting their estimated future cash flows using an appropriate discount rate. The carrying value including goodwill exceeded the estimated fair value of the following reporting units: Rechargeable, CTM Media Group, WMET and IDW Publishing. We therefore performed additional steps for these reporting units to determine whether an impairment of goodwill was required. As a result of this analysis, in the nine months ended April 30, 2009, we recorded aggregate preliminary goodwill impairment of $61.7 million, which is subject to adjustment. The preliminary goodwill impairment reduced the carrying amount of the goodwill in each of these reporting units to zero. We recorded the preliminary amounts because it was probable that goodwill was impaired, and the amount of impairment could be reasonably estimated. On April 30, 2009, our remaining goodwill was $12.4 million. Calculating the fair value of the reporting units, and allocating the estimated fair value to all of the tangible assets, intangible assets and liabilities, requires significant estimates and assumptions. Should these estimates or assumptions prove to be incorrect, we may record additional goodwill impairment or adjust our preliminary impairment in future periods.

IDT Spectrum, which is a unit of IDT Capital, recorded impairment in the second quarter of fiscal 2009 of $5.3 million, which reduced the carrying value of its FCC licenses to zero. The events and circumstances in the second quarter of fiscal 2009 described above indicated that the FCC licenses may be impaired. We estimated that these FCC licenses had nominal value based on continuing operating losses and projected losses for the foreseeable future.

We recorded an impairment of $3.5 million in the second quarter of fiscal 2009 which reduced the carrying value of IDT Global Israel’s building in Israel. We retained exclusive control over the sale of this building after we disposed of 80% of the issued and outstanding shares of IDT Global Israel in the fourth quarter of fiscal 2008. Once the building is sold, we will receive the net proceeds of the sale after the repayment of the obligations secured by the building. At April 30, 2009, the revised estimated sales price of the building net of costs to sell of $12.7 million was included in “Other current assets” and the mortgage balance of $6.0 million was included in “Other current liabilities”.

As a result of our conclusion that an interim impairment test of goodwill was required during the second quarter of fiscal 2009, we also assessed the recoverability of certain of our long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The assessment of long-lived assets was based on projected undiscounted future cash flows of the long-lived asset groups compared to their carrying values. Our cash flow estimates were derived from our annual planning process and interim forecasting. We believe that our procedures for projecting future cash flows are reasonable and consistent with market conditions at the time of estimation. As a result of our assessment under SFAS 144, as of April 30, 2009, we recorded aggregate impairments of $2.3 million related to certain leasehold interests.

Restructuring Charges. The restructuring charges in the three and nine months ended April 30, 2009 and 2008 consisted primarily of severance related to a company-wide cost savings program and reduction in force. As of April 30, 2009, these programs resulted in the termination of approximately 1,420 employees since the third quarter of fiscal 2006. As of April 30, 2009, we had a total of approximately 1,480 employees, of which approximately 1,060 are located in the United States and approximately 420 are located at our international operations. The restructuring charges in the nine months ended April 30, 2009 also included costs for the shutdown or consolidation of certain facilities of $0.7 million in Corporate and $0.8 million in IDT Telecom. In the first quarter of fiscal 2009, IDT Telecom reversed accrued severance of $2.6 million as a result of modifications to retention and/or severance agreements with certain employees. In the first quarter of fiscal 2008, IDT Spectrum reversed $0.4 million of restructuring charges recorded in fiscal 2006 for a contract termination.

The following table summarizes the changes in the reserve balances related to our restructuring activities (substantially all of which relates to workforce reductions):

	Balance at July 31, 2008	Charged to Expense	Payments	Balance at April 30, 2009
	(in millions)
IDT Telecom	$10.9	$4.2	$(11.5)	$3.6
IDT Energy	—	—	—	—
IDT Capital	0.5	1.6	(2.1)	—
Corporate	7.1	2.6	(5.5)	4.2

Total	$18.5	$8.4	$(19.1)	$7.8

Gain on sale of interest in AMSO, LLC. In March 2009, Total acquired a 50% interest in AMSO, LLC in exchange for cash paid to us of $3.2 million and Total’s commitment to fund the majority of AMSO, LLC’s capital requirements going forward. We recognized a gain of $2.6 million in the three months ended April 30, 2009 in connection with the sale, which is included in loss from operations.

Arbitration Award Income. In November 2007, our Net2Phone Cable Telephony subsidiary, which is included in our Telecom Platform Services segment, was awarded approximately €23 million, plus interest from November 2005, in an arbitration proceeding against Altice One S.A. and certain of its affiliates. The arbitration proceeding related to Altice’s termination of cable telephony license agreements Net2Phone Cable Telephony had entered into in November 2004. We recorded a gain of $40.0 million for this arbitration award, including accrued interest, in the first quarter of fiscal 2008, which is included in loss from operations.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(in millions)
Loss from operations	$(57.3)	$(72.4)	$15.1	20.9%	$(77.8)	$(110.7)	$32.9	29.7%
Interest (expense) income, net	(2.1)	(0.3)	(1.8)	(599.7)	(4.8)	5.3	(10.1)	(190.4)
Other income (expense), net	1.1	(8.3)	9.4	113.7	(30.6)	(9.6)	(21.0)	(218.0)
Minority interests	(0.8)	(0.4)	(0.4)	(159.3)	—	(1.0)	1.0	96.3
Provision for income taxes	(1.3)	(2.2)	0.9	38.7	(10.6)	(8.7)	(1.9)	(20.7)

Loss from continuing operations	(60.4)	(83.6)	23.2	27.7	(123.8)	(124.7)	0.9	0.7
(Loss) income from discontinued operations	(3.0)	1.4	(4.4)	(323.6)	(38.9)	(13.2)	(25.7)	(195.1)

Net loss	$(63.4)	$(82.2)	$18.8	22.8%	$(162.7)	$(137.9)	$(24.8)	(18.0)%

Interest (Expense) Income, Net. The decrease in net interest in the three and nine months ended April 30, 2009 compared to the similar periods in fiscal 2008 was primarily due to a decrease in interest income as a result of lower interest bearing cash, cash equivalents and marketable securities balances and lower yields on our interest bearing securities.

Other Income (Expense), Net. Other income (expense), net in the three and nine months ended April 30, 2009 and 2008 consists of the following:

	Three months ended April 30,		Nine months ended April 30,
	2009	2008	2009	2008
	(in millions)
Realized gains (losses) on marketable securities	$—	$0.4	$(1.9)	$(10.7)
Other than temporary decline in value of marketable securities	(0.1)	(7.5)	(6.8)	(7.5)
Gain on sale of subsidiary stock	—	—	0.3	—
(Losses) on investments	(0.2)	(2.1)	(21.7)	(1.3)
Equity in net loss of AMSO, LLC	(0.2)	—	(0.2)	—
Foreign currency transaction gains	1.2	1.0	2.4	5.4
Gain on sale of building	—	—	—	4.1
Other	0.4	(0.1)	(2.7)	0.4

Total other income (expense), net	$1.1	$(8.3)	$(30.6)	$(9.6)

In the three and nine months ended April 30, 2009, other income (expense), net included other than temporary decline in value of $0.1 million and $6.8 million, respectively, related to auction rate securities. On September 23, 2008, we sold a 10% ownership interest in Zedge to Shaman II, L.P. for cash of $1.0 million. One of the limited partners in Shaman II, L.P. was a former employee of ours. We record the effect of changes in our ownership interest resulting from the issuance of equity by one of our subsidiaries in the condensed consolidated statement of operations. Accordingly, in the nine months ended April 30, 2009, we recorded a gain of $0.3 million on the sale of Zedge stock. In the three and nine months ended April 30, 2008, other income (expense), net included other than temporary decline in value of certain equity securities of $7.5 million. In the nine months ended April 30, 2008, other income (expense), net included a $4.1 million gain on the sale of a building in Newark, New Jersey.

Minority Interests. Minority interests arise mostly from the 49% minority owners of UTA, our calling card distributor in the United States, from the minority owner of our real estate business and from the 46.67% minority owners of IDW Publishing. The change in minority interests in the three and nine months ended April 30, 2009 compared to the similar periods in fiscal 2008 was primarily due to the change in the minority interests related to UTA and IDW Publishing.

Income Taxes. Income tax expense decreased in the three months ended April 30, 2009 compared to the similar period in fiscal 2008 due primarily to decreases in federal and foreign income tax expense, partially offset by an increase in our state and local income tax expense. Income tax expense increased in the nine months ended April 30, 2009 compared to the similar period in fiscal 2008 due primarily to increases in state and local and foreign income tax expense, partially offset by a decrease in our federal income tax expense. State and local income taxes increased as a result of the increase in IDT Energy’s profits. Our foreign income tax expense results from income generated by our foreign subsidiaries that cannot be offset against losses generated in the United States. Our federal income tax expense included interest of $0.5 million and $4.5 million in the three and nine months ended April 30, 2009, respectively, compared to $2.3 million and $7.0 million in the three and nine months ended April 30, 2008, respectively.

As a result of an IRS audit of our federal tax returns for fiscal years 2001, 2002, 2003 and 2004, we owed approximately $75 million in taxes for fiscal 2001, approximately $1 million for adjustments carried forward to fiscal 2005 and 2006, and $39.5 million in interest. In connection therewith, we paid $80.0 million of the amount owed between July 2008 and January 2009. On January 27, 2009, we entered into a modified installment agreement with the IRS, whereby we agreed to pay the remaining amounts owed to the IRS for fiscal years 2001 – 2004 by June 2009. During the third quarter of fiscal 2009, we paid $25.0 million to the IRS on our outstanding balance. By June 15, 2009, we will have paid an additional $13.4 million to fully satisfy our obligation under the modified agreement. The final payment may be reduced if the IRS waives the penalties. In December 2008, the IRS commenced an audit of our federal tax returns for fiscal years 2005, 2006 and 2007. In May 2009, the IRS assessed a liability of $1.2 million for fiscal year 2005 which represents the approximately $1 million previously agreed to plus interest.

IDT Telecom—Telecom Platform Services and Consumer Phone Services Segments

IDT Telecom operates two business segments: Telecom Platform Services and Consumer Phone Services. Beginning in the second quarter of fiscal 2009, the Prepaid Products segment and the Wholesale Telecommunications Services segment were combined into the Telecom Platform Services segment, and consumer phone services outside the United States were transferred from the Consumer Phone Services segment to Telecom Platform Services. The changes in the second quarter of fiscal 2009 reflect the overlap in the methods used to provide consumer phone services outside the United States, prepaid products and wholesale telecommunications services, as well as the way the operating results are reported and reviewed by our chief operating decision maker. To the extent possible, comparative historical results have been reclassified and restated as if the fiscal 2009 business segment structure existed in all periods presented, although these results may not be indicative of the results which would have been achieved had the business segment structure been in effect during those periods.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(in millions, except revenue per minute)
Revenues
Telecom Platform Services	$299.6	$342.4	$(42.8)	(12.5)%	$956.1	$1,087.3	$(131.2)	(12.1)%
Consumer Phone Services	12.5	18.9	(6.4)	(33.7)	42.1	63.7	(21.6)	(33.8)

Total revenues	$312.1	$361.3	$(49.2)	(13.6)%	$998.2	$1,151.0	$(152.8)	(13.3)%

Minutes of use
Retail calling cards	1,780	2,038	(258)	(12.7)%	5,710	6,593	(883)	(13.4)%
Wholesale carrier	3,490	3,518	(28)	(0.8)	10,537	10,662	(125)	(1.2)

Total minutes of use	5,270	5,556	(286)	(5.2)%	16,247	17,255	(1, 008)	(5.8)%

Average revenue per minute
Retail calling cards	$0.0777	$0.0838	$(0.0061)	(7.3)%	$0.0809	$0.0848	$(0.0039)	(4.6)%
Wholesale carrier	0.0419	0.0448	(0.0029)	(6.3)	0.0429	0.0456	(0.0027)	(6.0)

Total average revenue per minute	$0.0540	$0.0591	$(0.0051)	(8.6)%	$0.0562	$0.0606	$(0.0044)	(7.2)%

Revenues. We experienced revenue declines in the three and nine months ended April 30, 2009 compared to the similar periods in fiscal 2008 in both of the IDT Telecom segments. Approximately $19.0 million and $40.4 million of the decrease in IDT Telecom revenues in the three and nine months ended April 30, 2009, respectively, compared to the similar periods in fiscal 2008 was due to changes in foreign currency exchange rates. The IDT Telecom revenue declines in the three and nine months ended April 30, 2009 compared to the similar periods in fiscal 2008 primarily occurred in the United States, as IDT Telecom’s international operations in the aggregate experienced increased revenues in local currencies. As a percentage of IDT Telecom’s total revenues, Telecom Platform Services revenues increased from 94.5% in the nine months ended April 30, 2008 to 95.8% in the nine months ended April 30, 2009, and Consumer Phone Services revenues decreased from 5.5% in the nine months ended April 30, 2008 to 4.2% in the nine months ended April 30, 2009.

Total minutes of use for Telecom Platform Services declined by 5.2% and 5.8% in the three and nine months ended April 30, 2009, respectively, compared to the similar periods in fiscal 2008. Minutes of use relating to our Consumer Phone Services segment is not tracked as a meaningful business metric as the domestic traffic generated by this segment is not carried on our network, and the international traffic generated by this segment, though carried on our own network, is relatively insignificant. Within Telecom Platform Services, minutes of use relating to wholesale carrier activities decreased 0.8% and 1.2% in the three and nine months ended April 30, 2009, respectively, compared to the similar periods in fiscal 2008 as the overall economy softened and we focused on generating traffic from higher margin destinations. Minutes of use from our retail activities declined 12.7% and 13.4% in the three and nine months ended April 30, 2009, respectively, compared to the similar periods in fiscal 2008 primarily due to continued weakness in our calling card businesses in the United States, Europe, and South America, partially offset by an increase in our retail business in Asia. The decline in calling card minutes of use arose as a result of lower calling card sales stemming from competitive pressures and economic softness, as well as due to our decision to reduce discount pricing on our newly introduced calling cards. In addition, we believe that there may be a gradual shift in demand industry-wide away from calling cards and into wireless products.

Average revenue per minute is the average price realization we recognize on the minutes we sell within our Telecom Platform Services segment. Average revenue per minute declined 8.6% and 7.2% in the three and nine months ended April 30, 2009, respectively, compared to the similar periods in fiscal 2008. More specifically, in our retail calling card businesses, average revenue per minute declined 7.3% and 4.6% in the three and nine months ended April 30, 2009, respectively, compared to the similar periods in fiscal 2008 as a result of decreases in the average revenue per minute for all our regions. In our wholesale carrier business, average revenue per minute decreased 6.3% and 6.0% in the three and nine months ended April 30, 2009, respectively, compared to the similar periods in fiscal 2008, due primarily to continued aggressive competition.

Telecom Platform Services revenues declined 12.5% and 12.1% in the three and nine months ended April 30, 2009, respectively, compared to the similar periods in fiscal 2008, primarily due to lower minutes of use worldwide, lower per minute price realizations and the negative effect from currency translation.

Consumer Phone Services revenues declined 33.7% and 33.8% in the three and nine months ended April 30, 2009, respectively, compared to the similar periods in fiscal 2008, as we continue to fully harvest the business. This strategy has been in effect since calendar 2005, when the FCC decided to terminate the UNE-P pricing regime, which resulted in significantly inferior economics for this business. The customer base for our bundled, unlimited local and long distance services business was approximately 32,300 as of April 30, 2009 compared to 54,200 as of April 30, 2008. We currently offer local service in the following 11 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island and California. In addition, the customer base for our long distance-only services was approximately 108,200 as of April 30, 2009 compared to 141,800 as of April 30, 2008.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(in millions, except cost per minute)
Direct cost of revenues
Telecom Platform Services	$239.8	$276.3	$(36.5)	(13.2)%	$770.0	$871.5	$(101.5)	(11.6)%
Consumer Phone Services	5.9	6.1	(0.2)	(4.0)	18.0	28.3	(10.3)	(36.6)

Total direct cost of revenues	$245.7	$282.4	$(36.7)	(13.0)%	$788.0	$899.8	$(111.8)	(12.4)%

Average termination cost per minute
Retail calling cards	$0.0613	$0.0666	$(0.0053)	(7.9)%	$0.0644	$0.0668	$(0.0024)	(3.6)%
Wholesale carrier	0.0371	0.0389	(0.0018)	(4.7)	0.0377	0.0392	(0.0015)	(3.9)

Total average termination cost per minute	$0.0452	$0.0490	$(0.0038)	(7.7)%	$0.0470	$0.0497	$(0.0027)	(5.3)%

Direct Cost of Revenues. Direct cost of revenues of IDT Telecom decreased in the three and nine months ended April 30, 2009 compared to the similar periods in fiscal 2008 primarily as a result of the decline in minutes of use volume, a lower average termination cost per minute and a declining customer base in our Consumer Phone Services segment. Our average termination cost per minute represents the average direct cost for minutes purchased in order to terminate calls in our Telecom Platform Services segment. Approximately $17.7 million and $37.2 million of the decrease in IDT Telecom’s direct cost of revenues in the three and nine months ended April 30, 2009, respectively, compared to the similar periods in fiscal 2008 was due to changes in foreign currency exchange rates. In addition, Telecom Platform Services direct cost of revenues decreased due to continued reductions in connectivity costs as we continue to reduce excess capacity in our network. In May 2009, we completed the migration of our network from dedicated capacity time-division multiplexing (TDM) circuits to burstable Internet protocol circuits, which utilize connectivity capacity more efficiently and results in lower overall cost. In addition to the connectivity savings, the decrease in Telecom Platform Services direct cost of revenues in the three and nine months ended April 30, 2009 compared to the similar periods in fiscal 2008 was due to lower minutes of use and a lower termination cost per minute. Direct cost of revenues for Consumer Phone Services decreased in the three and nine months ended April 30, 2009 compared to the similar periods in fiscal 2008, due primarily to lower revenues stemming from the lower customer count. The decrease in direct cost of revenues for Consumer Phone Services would have been greater if not for the favorable settlement in the third quarter of fiscal 2008 of a long-standing dispute with one our connectivity suppliers which reduced the direct cost of revenues in the three and nine months ended April 30, 2008.

	Three months ended April 30,			Nine months ended April 30,
	2009	2008	Change	2009	2008	Change
Gross margin percentage
Telecom Platform Services	19.9%	19.3%	0.6%	19.5%	19.9%	(0.4)%
Consumer Phone Services	53.2	67.7	(14.5)	57.4	55.5	1.9

Total gross margin percentage	21.3%	21.9%	(0.6)%	21.1%	21.8%	(0.7)%

Gross Margins. Gross margins in our Telecom Platform Services segment increased in the three months ended April 30, 2009 compared to the similar period in fiscal 2008, primarily due to the decrease in direct cost of revenues described above which exceeded the decrease in revenues. Gross margins in our Telecom Platform Services segment decreased in the nine months ended April 30, 2009 compared to the similar period in fiscal 2008, primarily due to lower profit per minute derived from our U.S. prepaid calling card and our wholesale carrier businesses, partially offset by a higher profit per minute on our calling card sales in other regions.

Gross margins in our Consumer Phone Services segment decreased in the three months ended April 30, 2009 compared to the similar period in fiscal 2008 primarily as a result of the favorable settlement in the third quarter of fiscal 2008 of a long-standing dispute with one our connectivity suppliers which reduced the direct cost of revenues in the three months ended April 30, 2008. Gross margins in our Consumer Phone Services segment increased in the nine months ended April 30, 2009 compared to the similar period in fiscal 2008 due to the reversal in the second quarter of fiscal 2009 of certain costs that were previously accrued, as well as due to a change in our customer mix towards higher margin long distance-only customers, which have been churning at a much slower rate than our bundled, unlimited local and long distance customers, and as a result of certain price increases that we implemented beginning in the fourth quarter of fiscal 2008.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(in millions)
Selling, general and administrative expenses
Telecom Platform Services	$50.5	$71.6	$(21.1)	(29.5)%	$161.8	$215.6	$(53.8)	(25.0)%
Consumer Phone Services	2.7	2.9	(0.2)	(8.3)	8.8	11.3	(2.5)	(21.7)

Total selling, general and administrative expenses	$53.2	$74.5	$(21.3)	(28.7)%	$170.6	$226.9	$(56.3)	(24.8)%

Selling, General and Administrative. The decrease in selling, general and administrative expenses in IDT Telecom in the three and nine months ended April 30, 2009 compared to the similar periods in fiscal 2008 was primarily due to reductions in headcount, changes to employee benefit and bonus programs, reductions in facilities and maintenance costs, as well as reduced advertising and marketing expenses and lower legal and other professional fees. Compensation and benefit costs for the nine months ended April 30, 2009 included one-time reductions of $1.4 million related to the 401(k) plan employer matching contributions and a refund of New Jersey unemployment taxes. Compensation and benefit costs run rates are expected to decline further as a result of the headcount reductions and other initiatives achieved through April 30, 2009. As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses decreased from 20.6% and 19.7% in the three and nine months ended April 30, 2008, respectively, to 17.0% and 17.1% in the three and nine months ended April 30, 2009, respectively, as IDT Telecom’s selling, general and administrative expenses decreased at a faster rate than its revenues.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(in millions)
Bad debt expense
Telecom Platform Services	$2.1	$2.2	$(0.1)	(5.0)%	$6.3	$4.3	$2.0	46.3%
Consumer Phone Services	0.4	0.5	(0.1)	(29.3)	(0.4)	2.8	(3.2)	(114.7)

Total bad debt expense	$2.5	$2.7	$(0.2)	(9.4)%	$5.9	$7.1	$(1.2)	(17.8)%

Bad Debt Expense. Bad debt expense in our Telecom Platform Services segment was basically the same in the three months ended April 30, 2009 and 2008. The increase in bad debt expense in our Telecom Platform Services segment in the nine months ended April 30, 2009 compared to the similar period in fiscal 2008 was the result of an increase in our provisions due to concerns about the liquidity of certain of our distributors and customers. The decrease in bad debt expense in the three and nine months ended April 30, 2009 compared to the similar periods in fiscals 2008 in our Consumer Phone Services segment was primarily due to the decrease in revenues and due to evaluations of the outstanding receivables in the three and nine months ended April 30, 2009 that resulted in adjustments to our provisions.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(in millions)
Research and development expenses
Telecom Platform Services	$0.8	$2.6	$(1.8)	(69.8)%	$2.4	$3.6	$(1.2)	(33.4)%
Consumer Phone Services	—	—	—	—	—	—	—	—

Total research and development expenses	$0.8	$2.6	$(1.8)	(69.8)%	$2.4	$3.6	$(1.2)	(33.4)%

Research and Development. Research and development expenses in our Telecom Platform Services segment in the three and nine months ended April 30, 2009 and 2008 were related to Fabrix T.V., Ltd., our majority-owned venture developing a video content delivery and storage platform.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(in millions)
Impairments
Telecom Platform Services	$29.0	$—	$29.0	nm	$29.1	$0.2	$28.9	nm
Consumer Phone Services	—	—	—	—	—	—	—	—

Total impairments	$29.0	$—	$29.0	nm	$29.1	$0.2	$28.9	nm
_____________
nm—not meaningful

Impairments. In the second quarter of fiscal 2009, certain events and circumstances indicated that the fair value of IDT Telecom’s reporting units may be below their carrying value. We measured the fair value of our reporting units by discounting their estimated future cash flows using an appropriate discount rate. The carrying value including goodwill of IDT Telecom’s Rechargeable reporting unit exceeded its estimated fair value, therefore we performed additional steps to determine whether an impairment of goodwill was required. As a result of this analysis, in the three and nine months ended April 30, 2009, we recorded preliminary goodwill impairment of $29.0 million, which is subject to adjustment. The preliminary goodwill impairment reduced the carrying amount of Rechargeable’s goodwill to zero. We recorded the preliminary amount because it was probable that goodwill was impaired, and the amount of impairment could be reasonably estimated. On April 30, 2009, IDT Telecom’s remaining goodwill was $5.5 million. Calculating the fair value of the reporting units requires significant estimates and assumptions. Should these estimates or assumptions prove to be incorrect, we may record additional goodwill impairment or adjust our preliminary impairment in future periods.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(in millions)
Restructuring charges
Telecom Platform Services	$0.3	$11.4	$(11.1)	(97.4)%	$4.2	$13.4	$(9.2)	(68.8)%
Consumer Phone Services	—	0.5	(0.5)	(100.0)	—	0.5	(0.5)	(100.0)

Total restructuring charges	$0.3	$11.9	$(11.6)	(97.5)%	$4.2	$13.9	$(9.7)	(70.0)%

Restructuring Charges. The restructuring charges in the three and nine months ended April 30, 2009 and 2008 consisted primarily of severance related to a company-wide cost savings program and reduction in force. The restructuring charges in the nine months ended April 30, 2009 also included costs for the shutdown or consolidation of certain facilities of $0.8 million, and are net of the reversal of accrued severance of $2.6 million in the first quarter of fiscal 2009 as a result of modifications to retention and/or severance agreements with certain employees.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(in millions)
Depreciation and amortization
Telecom Platform Services	$10.0	$13.6	$(3.6)	(26.3)%	$32.1	$42.1	$(10.0)	(23.8)%
Consumer Phone Services	0.1	0.7	(0.6)	(93.0)	0.4	2.2	(1.8)	(80.3)

Total depreciation and amortization	$10.1	$14.3	$(4.2)	(29.6)%	$32.5	$44.3	$(11.8)	(26.6)%

Depreciation and Amortization. The decrease in depreciation and amortization expense in the three and nine months ended April 30, 2009 compared to the similar periods in fiscal 2008 was primarily due to property, plant and equipment becoming fully depreciated and a decrease in capital expenditures.

Arbitration Award Income. In November 2007, our Net2Phone Cable Telephony subsidiary, which is included in our Telecom Platform Services segment, was awarded approximately €23 million, plus interest from November 2005, in an arbitration proceeding against Altice One S.A. and certain of its affiliates. The arbitration proceeding related to Altice’s termination of cable telephony license agreements Net2Phone Cable Telephony had entered into in November 2004. We recorded a gain of $40.0 million for this arbitration award, including accrued interest, in the three months ended October 31, 2007, which is included in loss from operations in the nine months ended April 30, 2008.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(in millions)
(Loss) income from operations
Telecom Platform Services	$(33.0)	$(35.4)	$2.4	6.9%	$(49.6)	$(23.4)	$(26.2)	(111.7)%
Consumer Phone Services	3.6	8.2	(4.6)	(56.2)	15.3	18.4	(3.1)	(17.0)

Total (loss) income from operations	$(29.4)	$(27.2)	$(2.2)	(8.0)%	$(34.3)	$(5.0)	$(29.3)	(588.6)%

IDT Energy Segment

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(in millions)
Revenues	$66.7	$66.3	$0.4	0.6%	$227.7	$173.4	$54.3	31.3%
Direct cost of revenues	46.9	59.9	(13.0)	(21.7)	164.9	154.8	10.1	6.5
Selling, general and administrative	6.9	5.3	1.6	29.5	21.4	13.7	7.7	56.2
Bad debt expense	0.1	0.2	(0.1)	(82.7)	1.0	0.3	0.7	207.1
Restructuring charges	—	—	—	—	—	0.1	(0.1)	(83.3)

Income from operations	$12.8	$0.9	$11.9	nm	$40.4	$4.5	$35.9	805.2%

______________
nm—not meaningful

Revenues. IDT Energy’s revenues consisted of electricity sales of $30.3 million and $125.0 million in the three and nine months ended April 30, 2009, respectively, compared to $29.9 million and $94.1 million in the same periods in fiscal 2008, and natural gas sales of $36.4 million and $102.7 million in the three and nine months ended April 30, 2009, respectively, compared to $36.4 million and $79.3 million in the same periods in fiscal 2008. IDT Energy’s revenues are impacted by, among other things, the weather and the seasons, with natural gas revenues typically increasing in the second and third fiscal quarters due to increased gas heat use, and electricity revenues typically increasing in the fourth and first fiscal quarters due to increased air conditioning use.

We experienced higher electricity revenues in the three months ended April 30, 2009 compared to the same period in fiscal 2008 primarily as a result of increased electricity consumption by our larger customer base as well as an increase in electricity consumption per meter, although average electricity rates charged to customers declined. We experienced higher electricity revenues in the nine months ended April 30, 2009 compared to the same period in fiscal 2008 primarily as a result of increased electricity consumption by our larger customer base, an increase in electricity consumption per meter and an increase in average electricity rates charged to customers. We experienced flat natural gas revenues in the three months ended April 30, 2009 compared to the same period in fiscal 2008 as a result of increased natural gas consumption by our larger customer base, offset by a decrease in average natural gas rates charged to customers. We experienced higher natural gas revenues in the nine months ended April 30, 2009 compared to the same period in fiscal 2008 as a result of increased natural gas consumption by our larger customer base, including increases in natural gas consumption per meter, partially offset by a decrease in average natural gas rates charged to customers. As of April 30, 2009, IDT Energy’s subscriber base consisted of approximately 414,000 meters compared to 343,000 meters as of April 30, 2008.

IDT Energy continues to expand its customer base opportunistically in New York with the goal of acquiring profitable customers in low-risk markets; more specifically in regions where receivables are guaranteed under purchase of receivables (POR) programs, billing is handled by the utility, and commodity procurement can be effectuated on a real-time market basis. IDT Energy also regularly monitors other deregulated markets to determine if they are ripe for entry. IDT Energy’s management is encouraged by positive steps recently adopted by regulatory agencies and utilities in several other states to deregulate energy markets and is presently working on  various options for geographic expansion.

Direct Cost of Revenues. IDT Energy purchases natural gas through wholesale suppliers and various utility companies, and electricity through the New York State competitive wholesale market for capacity, energy and ancillary services administrated by the NYISO—New York’s Independent System Operator. IDT Energy’s direct cost of revenues consisted of electricity cost of $18.0 million and $79.3 million in the three and nine months ended April 30, 2009, respectively, compared to $26.3 million and $82.7 million in the same periods in fiscal 2008, and cost of natural gas of $28.9 million and $85.6 million in the three and nine months ended April 30, 2009, respectively, compared to $33.6 million and $72.1 million in the same periods in fiscal 2008. Direct cost of revenues for electricity decreased in the three and nine months ended April 30, 2009 compared to the same periods in fiscal 2008 primarily due to significant decreases in the average unit cost during the periods. Direct cost of revenues for natural gas decreased in the three months ended April 30, 2009 compared to the same period in fiscal 2008 primarily due to the decrease in the average unit cost. Direct cost of revenues for natural gas increased in the nine months ended April 30, 2009 compared to the same period in fiscal 2008 primarily due to the increase in consumption although the average unit cost decreased.

Gross margins in IDT Energy increased to 29.7% and 27.6% in the three and nine months ended April 30, 2009, respectively, compared to 9.7% and 10.7% in the comparable periods in fiscal 2008. Comprising these figures were gross margins on electricity sales in the three and nine months ended April 30, 2009 of 40.8% and 36.5%, respectively, compared to 12.0% and 12.1% in the comparable periods in fiscal 2008 and gross margins on natural gas sales in the three and nine months ended April 30, 2009 of 20.4% and 16.7%, respectively, compared to 7.8% and 9.0% in the comparable periods in fiscal 2008. The gross margin increases in the three and nine months ended April 30, 2009 compared to the same periods in fiscal 2008 occurred primarily because our average unit cost of electricity and natural gas decreased, particularly the decrease in our average unit cost of electricity in the three months ended April 30, 2009. IDT Energy plans to continue to target margins per unit that will achieve income from operations, and plans to take advantage of opportunities to maximize the margin per unit as they arise.

Selling, General and Administrative. The increase in selling, general and administrative expenses in the three and nine months ended April 30, 2009 as compared to the comparable periods in fiscal 2008 was due primarily to increases in billing related fees. In addition, the increase in selling, general and administrative expenses in the nine months ended April 30, 2009 as compared to the comparable period in fiscal 2008 was also due to increases in customer acquisition costs and compensation expense. The increase in billing related fees in the three and nine months ended April 30, 2009 as compared to the comparable periods in fiscal 2008 was a result of increases in the fees charged by certain utilities for their POR programs, which reflected the increase in bad debt risk assumed by the utilities through these programs, as well as the transition of a significant portion of IDT Energy’s unguaranteed receivables to a POR program in the three months ended April 30, 2009. Customer acquisition costs increased in the nine months ended April 30, 2009 as compared to the comparable period in fiscal 2008 primarily due to increases in the commission paid to acquire new customers subsequent to the first quarter of fiscal 2008. Customer acquisition costs decreased in the three months ended April 30, 2009 as compared to the comparable period in fiscal 2008 primarily due to less customers added in the current period. Compensation expense increased in the nine months ended April 30, 2009 as compared to the comparable period in fiscal 2008 primarily due to an increase in bonus expense, which is based on a profit sharing plan that was finalized subsequent to the first quarter of fiscal 2008, although compensation expense decreased in the three months ended April 30, 2009 as compared to the comparable period in fiscal 2008 due to a decrease in bonus expense reflecting a modification to the potential payment under the plan. As a percentage of total IDT Energy revenues, selling, general and administrative expenses increased from 8.1% and 7.9% in the three and nine months ended April 30, 2008, respectively, to 10.4% and 9.4% in the three and nine months ended April 30, 2009, respectively, due to the increases in selling, general and administrative expenses described above.

Bad Debt Expense. The decrease in bad debt expense in the three months ended April 30, 2009 as compared to the comparable period in fiscal 2008 was due primarily to the transition of a significant portion of IDT Energy’s unguaranteed receivables to a POR program in the three months ended April 30, 2009. The increase in bad debt expense in the nine months ended April 30, 2009 as compared to the comparable period in fiscal 2008 was due primarily to the increase in revenues and the resulting increase in the allowance for receivables that were not guaranteed under POR programs.

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

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(in millions)
Revenues
Local Media	$7.1	$7.5	$(0.4)	(4.6)%	$23.4	$22.3	$1.1	5.2%
Alternative Energy	—	—	—	—	—	—	—	—
All other	3.0	5.6	(2.6)	(46.1)	9.4	16.8	(7.4)	(44.2)

Total revenues	$10.1	$13.1	$(3.0)	(22.4)%	$32.8	$39.1	$(6.3)	(16.1)%

Revenues. The decrease in IDT Capital’s revenues in the three and nine months ended April 30, 2009 compared to the similar periods in fiscal 2008 was due to a decrease in revenues in the “all other” lines of business, partially offset by an increase in Local Media revenues in the nine months ended April 30, 2009 compared to the similar period in fiscal 2008. Revenues in the “all other” lines of business decreased in the three and nine months ended April 30, 2009 compared to the similar periods in fiscal 2008 primarily due to the disposition of IDT Global Israel, Ltd., our call center operations in Israel, in the fourth quarter of fiscal 2008, as well as the disposition of an additional business in the first quarter of fiscal 2009. These two businesses generated revenues of $2.4 million and $6.9 million in the three and nine months ended April 30, 2008, respectively. Local Media revenues decreased in the three months ended April 30, 2009 compared to the similar period in fiscal 2008 primarily as a result of a decrease in CTM Media Group revenues partially offset by an increase in IDW Publishing revenues. CTM Media Group revenues decreased primarily as a result of the economic slowdown which reduced its brochure distribution business. IDW Publishing revenues increased primarily due to sales of new titles related to recently released and upcoming action movies. Local Media revenues increased in the nine months ended April 30, 2009 compared to the similar periods in fiscal 2008 primarily as a result of an increase in IDW Publishing revenues partially offset by a decrease in CTM Media Group revenues. IDW Publishing revenues increased primarily as a result of an increase in titles sold. CTM Media Group revenues decreased primarily as a result of the economic slowdown which reduced its brochure distribution business in the third quarter of fiscal 2009, offset by rate increases, the addition of new customers and the addition of two new lines of business, all of which occurred in the first half of fiscal 2009.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(in millions)
Direct cost of revenues
Local Media	$2.9	$3.1	$(0.2)	(5.6)%	$9.9	$9.0	$0.9	9.8%
Alternative Energy	—	—	—	—	—	—	—	—
All other	0.2	5.2	(5.0)	(96.5)	1.2	14.0	(12.8)	(91.7)

Total direct cost of revenues	$3.1	$8.3	$(5.2)	(62.5)%	$11.1	$23.0	$(11.9)	(52.0)%

Direct Cost of Revenues. The decrease in direct cost of revenues in the three and nine months ended April 30, 2009 compared to the similar periods in fiscal 2008 was primarily due to a decrease in the direct cost of revenues in the “all other” lines of business, which was primarily due to the disposition of IDT Global Israel in the fourth quarter of fiscal 2008 and an additional business in the first quarter of fiscal 2009. These two businesses incurred direct cost of revenues of $4.2 million and $10.6 million in the three and nine months ended April 30, 2008, respectively.

IDT Capital’s aggregate gross margin increased from 36.6% and 41.2% in three and nine months ended April 30, 2008, respectively, to 69.4% and 66.4% in the three and nine months ended April 30, 2009, respectively, primarily due to the disposition of IDT Global Israel in the fourth quarter of fiscal 2008. IDT Global Israel had negative gross margins throughout fiscal 2008. Local Media’s gross margin increased from 58.5% in the three months ended April 30, 2008 to 59.0% in the three months ended April 30, 2009 primarily due to an increase in the gross margin of IDW Publishing, which generally experiences an improvement in gross margin as the sales volume of individual titles increases. Local Media’s gross margin declined from 59.6% in the nine months ended April 30, 2008 to 57.9% in the nine months ended April 30, 2009 primarily due to the increase in direct cost of revenues which exceeded the increase in revenues.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(in millions)
Selling, general and administrative expenses
Local Media	$4.4	$5.2	$(0.8)	(16.9)%	$12.6	$15.9	$(3.3)	(20.5)%
Alternative Energy	—	—	—	—	—	—	—	—
All other	3.9	8.3	(4.4)	(53.2)	12.1	31.7	(19.6)	(61.8)

Total selling, general and administrative expenses	$8.3	$13.5	$(5.2)	(38.8)%	$24.7	$47.6	$(22.9)	(47.8)%

Selling, General and Administrative. Selling, general and administrative expenses decreased in the three and nine months ended April 30, 2009 compared to the similar periods in fiscal 2008 primarily due to a decrease in the selling, general and administrative expenses in the “all other” lines of business. The “all other” decrease was due to the divestiture of many non-profitable businesses during the past year as we continue to focus on our core operations, as well as a decrease in legal fees related to ongoing litigation related to certain of our intellectual property, and in the second quarter of fiscal 2009, a $1.7 million real estate tax refund for prior periods awarded to us on appeal. As a percentage of IDT Capital’s aggregate revenues, selling, general and administrative expenses decreased from 103.4% and 121.8% in the three and nine months ended April 30, 2008, respectively, to 81.5% and 75.7% in the three and nine months ended April 30, 2009, respectively.

Research and Development. Research and development expenses in three and nine months ended April 30, 2009 and 2008 consist of the following:

	Three months ended April 30,		Nine months ended April 30,
	2009	2008	2009	2008
	(in millions)
Alternative Energy:
AMSO	$0.1	$6.0	$3.2	$6.0
Israel Energy Initiatives, Ltd.	0.6	0.2	2.4	0.2

Total research and development expenses	$0.7	$6.2	$5.6	$6.2

Alternative Energy includes (1) AMSO, which commenced its research and development activities in the third quarter of fiscal 2008 upon its acquisition of AMSO, LLC, which is one of three holders of 10-year leases granted by the U.S. Bureau of Land Management to research, develop and demonstrate in-situ technologies for potential commercial shale oil production in western Colorado, and (2) IEI, our Israeli alternative energy venture, which was granted a license in Israel in the fourth quarter of fiscal 2008 to explore certain public lands for potential production of shale oil. In April 2008, we acquired equity interests of approximately 90% in AMSO, LLC primarily in exchange for cash of $5.5 million in transactions accounted for under the purchase method of accounting. We charged an aggregate of $5.5 million to research and development expense at the acquisition date, which includes amounts assigned to AMSO, LLC’s tangible and intangible assets to be used in its research and development project that have no alternative future use. In March 2009, Total acquired a 50% interest in AMSO, LLC in exchange for cash paid to us of $3.2 million and Total’s commitment to fund the majority of AMSO, LLC’s capital requirements going forward. We no longer consolidate AMSO, LLC as of the closing of the transaction with Total, instead, we account for our 50% ownership interest in AMSO, LLC using the equity method.

Impairments. Impairments in the three and nine months ended April 30, 2009 and 2008 consist of the following:

	Three months ended April 30,		Nine months ended April 30,
	2009	2008	2009	2008
	(in millions)
Goodwill:
Local Media – CTM Media Group	$29.7	$—	$29.7	$—
Local Media – WMET	1.2	—	1.2	—
Local Media – IDW Publishing	—	—	1.8	—

Total goodwill	30.9	—	32.7	—
FCC licenses	—	—	5.3	—
Other assets	2.3	—	5.8	—

Total impairments	$33.2	$—	$43.8	$—

In the second quarter of fiscal 2009, certain events and circumstances indicated that the fair value of the reporting units in IDT Capital may be below their carrying value. We measured the fair value of our reporting units by discounting their estimated future cash flows using an appropriate discount rate. The carrying value including goodwill of our IDW Publishing, CTM Media Group and WMET radio reporting units exceeded their estimated fair value, therefore we performed additional steps for these reporting units to determine whether an impairment of goodwill was required. As a result of this analysis, in the second and third quarters of fiscal 2009, we recorded aggregate preliminary goodwill impairment of $32.7 million, which is subject to adjustment. The preliminary goodwill impairment reduced the carrying amount of IDW Publishing, CTM Media Group and WMET’s goodwill to zero. We recorded the preliminary amounts because it was probable that goodwill was impaired, and the amount of impairment could be reasonably estimated. On April 30, 2009, IDT Capital’s remaining goodwill was $3.2 million. Calculating the fair value of the reporting units, and allocating the estimated fair value to all of the tangible assets, intangible assets and liabilities, requires significant estimates and assumptions. Should these estimates or assumptions prove to be incorrect, we may record additional goodwill impairment or adjust our preliminary impairment in future periods.

IDT Spectrum, which is included in the “all other” lines of business, recorded an impairment in the second quarter of fiscal 2009 of $5.3 million, which reduced the carrying value of its FCC licenses to zero. The events and circumstances in the second quarter of fiscal 2009 described above indicated that the FCC licenses may be impaired. We estimated that these FCC licenses had nominal value based on continuing operating losses and projected losses for the foreseeable future.

We recorded an impairment of $3.5 million in the second quarter of fiscal 2009 which reduced the carrying value of IDT Global Israel’s building in Israel. We retained exclusive control over the sale of this building after we disposed of 80% of the issued and outstanding shares of IDT Global Israel in the fourth quarter of fiscal 2008. Once the building is sold, we will receive the net proceeds of the sale after the repayment of the obligations secured by the building. At April 30, 2009, the revised estimated sales price of the building net of costs to sell of $12.7 million was included in “Other current assets” and the mortgage balance of $6.0 million was included in “Other current liabilities”.

As a result of our conclusion that an interim impairment test of goodwill was required during the second quarter of fiscal 2009, we also assessed the recoverability of certain of our long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The assessment of long-lived assets was based on projected undiscounted future cash flows of the long-lived asset groups compared to their carrying values. Our cash flow estimates were derived from our annual planning process and interim forecasting. We believe that our procedures for projecting future cash flows are reasonable and consistent with market conditions at the time of estimation. As a result of our assessment under SFAS 144, as of April 30, 2009, we recorded aggregate impairments of $2.3 million related to certain leasehold interests.

In February 2009, we announced that we will move our headquarters in Newark, N.J. We are consolidating operations into considerably less office space in newly leased headquarters, leaving our current building at 520 Broad Street in Newark and moving a block away to 550 Broad Street. We will remain at 550 Broad Street on an interim basis while evaluating other long term relocation options. We leased 72,500 square feet at 550 Broad Street for one year commencing in May 2009, with options to renew the lease through May 2019. The minimum rent for the first year is $0.9 million payable semi-annually. At April 30, 2009, the carrying value of the land, building and improvements at 520 Broad Street was $50.5 million and the mortgage payable balance was $26.1 million. We evaluated the land, building and improvements for impairment and determined that the carrying value was recoverable. We are assessing a range of options as to the future use of 520 Broad Street, some of which could result in a loss from a reduction in the carrying value of the land, building and improvements and such loss could be material.

Restructuring Charges. The restructuring charges in the three and nine months ended April 30, 2009 were nil and $1.6 million, respectively. The restructuring charges in the three and nine months ended April 30, 2008 were nil and $0.9 million, respectively. These charges were primarily for severance related to the company-wide cost savings program and reduction in force. In the nine months ended April 30, 2008, IDT Spectrum reversed $0.4 million of restructuring charges recorded in fiscal 2006 for a contract termination.

Gain on sale of interest in AMSO, LLC. In March 2009, Total acquired a 50% interest in AMSO, LLC in exchange for cash paid to us of $3.2 million and Total’s commitment to fund the majority of AMSO, LLC’s capital requirements going forward. We recognized a gain of $2.6 million in the three months ended April 30, 2009 in connection with the sale, which is included in Alternative Energy’s loss from operations.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(in millions)
Loss from operations
Local Media	$(31.7)	$(1.3)	$(30.4)	nm	$(34.4)	$(4.2)	$(30.2)	(718.0)%
Alternative Energy	1.8	(6.2)	8.0	129.5%	(3.0)	(6.2)	3.2	51.6
All other	(4.4)	(10.2)	5.8	56.5	(20.1)	(35.2)	15.1	42.9

Total loss from operations	$(34.3)	$(17.7)	$(16.6)	(93.4)%	$(57.5)	$(45.6)	$(11.9)	(26.1)%
_____________
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

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(in millions)
General and administrative expenses	$5.8	$23.4	$(17.6)	(75.1)%	$22.9	$57.8	$(34.9)	(60.5)%
Depreciation and amortization	0.3	0.4	(0.1)	(23.7)	0.9	1.3	(0.4)	(25.5)
Restructuring charges	0.3	4.5	(4.2)	(94.1)	2.6	5.5	(2.9)	(52.6)

Loss from operations	$6.4	$28.3	$(21.9)	(77.4)%	$26.4	$64.6	$(38.2)	(59.1)%

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

General and Administrative. Corporate general and administrative expenses decreased in the three and nine months ended April 30, 2009 as compared to the similar periods in fiscal 2008 primarily due to decreases in payroll and related expenses, legal fees and charitable contributions, as well as an accrual of $10.5 million in April 2008 related to a jury award for an employment matter. As a percentage of our total consolidated revenues from continuing operations, corporate general and administrative expenses decreased from 5.3% and 4.2% in the three and nine months ended April 30, 2008, respectively, to 1.5% and 1.8% in the three and nine months ended April 30, 2009, respectively, because corporate general and administrative expenses decreased at a faster rate than the decrease in our consolidated revenues.

Restructuring Charges. Restructuring charges in the three and nine months ended April 30, 2009 and 2008 consisted primarily of severance related to a company-wide cost savings program. Restructuring charges in the nine months ended April 30, 2009 also include charges from a reduction in force in January 2009, and costs for the shutdown of certain facilities of $0.7 million.

Liquidity and Capital Resources

General

Historically, we have satisfied our cash requirements through a combination of our existing cash, cash equivalents, cash flow from operating activities, proceeds from the sales and maturities of marketable securities and investments, arbitration awards and litigation settlements, sales of our equity securities including the exercise of stock options and sales under our employee stock purchase plan, borrowings from third parties, and the sales of businesses (e.g. Corbina Telecom, IDT Entertainment, our U.K.-based Toucan business and IDT Carmel’s debt portfolios).

As of April 30, 2009, we had cash, cash equivalents, restricted cash and cash equivalents, marketable securities and investments of $217.3 million and working capital (current assets less current liabilities) of $50.4 million. In addition, as of April 30, 2009, our assets of discontinued operations included cash and cash equivalents of $0.2 million. As of April 30, 2009, investments included $12.3 million in holdings of pooled investment vehicles, including hedge funds, of which $4.4 million is included in “Investments-short term” and $7.9 million is included in “Investments-long-term” in our consolidated balance sheet.

As of April 30, 2009, cash and cash equivalents of $58.7 million that serve as collateral were restricted against letters of credit, and were included in “Restricted cash and cash equivalents” in our consolidated balance sheet. Also, as of April 30, 2009, marketable securities of $5.2 million were restricted primarily against letters of credit and were included in “Marketable securities” in our consolidated balance sheet. The letters of credit outstanding at April 30, 2009 were primarily collateral for IDT Energy’s purchases of natural gas through wholesale bilateral contracts with suppliers and various utility companies and electric capacity, energy and ancillary services through the wholesale markets, as well as to secure mortgage repayments on various buildings.

As of April 30, 2009, “Cash and cash equivalents” in our condensed consolidated balance sheet included approximately $10 million that was held pursuant to regulatory requirements related to our European prepaid payment services business.

Our marketable securities at April 30, 2009 included auction rate securities with a par value of $14.3 million. The underlying asset for these securities is preferred stock of the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac). The fair values of the auction rate securities, which cannot be corroborated by the market, were estimated based on the value of the underlying assets and our assumptions. At July 31, 2008, we determined that there was an other than temporary decline in the value of these auction rate securities, and accordingly, recorded a $7.2 million expense and reduced the auction rate securities balance to an estimated fair value of $7.1 million. On September 7, 2008, the Federal Housing Finance Agency (FHFA) placed Fannie Mae and Freddie Mac into conservatorship administered by the FHFA. One result of the conservatorship and related actions of the FHFA was a significant decline in the market value of Fannie Mae and Freddie Mac’s preferred stock. In the nine months ended April 30, 2009, we determined that there was an additional other than temporary decline in the value of these auction rate securities, and accordingly, recorded a $6.8 million charge that was included in “Other expense (income), net” in our condensed consolidated statement of operations and reduced the auction rate securities balance to an estimated fair value of $0.3 million.

On September 30, 2008 and October 8, 2008, we received notices from the New York Stock Exchange (NYSE) that we were no longer in compliance with the NYSE’s $100 million market capitalization threshold and the $1.00 average closing price over a consecutive 30-day trading period requirement, respectively, required for continued listing. We submitted a plan to the NYSE to regain compliance, and that plan was accepted. The NYSE monitors compliance with the plan and may commence delisting procedures prior to either deadline if we fail to meet the milestones set forth in our plan. We have until March 2010 to regain compliance with the $100 million market capitalization standard. In addition, according to the rules of the NYSE, the NYSE will promptly initiate suspension and delisting procedures with respect to a listed company that is determined to have average global market capitalization over a consecutive 30 trading-day period of less than $25 million. The NYSE has reduced this $25 million threshold to $15 million until June 30, 2009. We are currently in compliance with this reduced threshold. On April 8, 2009, the NYSE notified us that the stock price for each of our listed equity securities was above the NYSE’s minimum requirement of a $1.00 average share price over the preceding 30 trading days and a $1.00 share price on the close of the last trading day of the six-month cure period (April 8, 2009), thus restoring our compliance with the minimum share price requirement for continued listing on the NYSE.

	Nine months ended April 30,
	2009	2008
	(in millions)
Cash flows (used in) provided by
Operating activities	$(96.7)	$(115.3)
Investing activities	51.2	202.1
Financing activities	(15.2)	(74.0)
Effect of exchange rate changes on cash and cash equivalents	(4.7)	3.9

(Decrease) increase in cash and cash equivalents from continuing operations	(65.4)	16.7
Net cash provided by (used in) discontinued operations	26.8	(40.9)

Decrease in cash and cash equivalents	$(38.6)	$(24.2)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

As of April 30, 2009, our company-wide cost savings program to better align our infrastructure to our current business needs, and our plan to effect a reduction in force have resulted in the termination of approximately 1,420 employees since the third quarter of fiscal 2006. Severance and other payments related to these cost savings programs were $19.1 million and $23.6 million in the nine months ended April 30, 2009 and 2008, respectively. As of April 30, 2009, $7.8 million remained accrued for the ultimate payment of severance and other costs related to these cost savings initiatives.

As a result of an IRS audit of our federal tax returns for fiscal years 2001, 2002, 2003 and 2004, we owed approximately $75 million in taxes for fiscal 2001, approximately $1 million for adjustments carried forward to fiscal 2005 and 2006 and $39.5 million in interest. In connection therewith, we paid $80.0 million of the amount owed between July 2008 and January 2009. On January 27, 2009, we entered into a modified installment agreement with the IRS, whereby we agreed to pay the remaining amounts owed to the IRS for fiscal years 2001 – 2004 by June 2009. During the third quarter of fiscal 2009, we paid $25.0 million to the IRS on our outstanding balance. By June 15, 2009, we will have paid an additional $13.4 million to fully satisfy our obligation under the modified agreement. The final payment may be reduced if the IRS waives the penalties. In December 2008, the IRS commenced an audit of our federal tax returns for fiscal years 2005, 2006 and 2007. In May 2009, the IRS assessed a liability of $1.2 million for fiscal year 2005 which represents the approximately $1 million previously agreed to plus interest. In addition, an audit in the Netherlands of one of our subsidiaries was completed in October 2008 that resulted in a settlement of $4.4 million including interest, which was paid in December 2008.

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

We are currently subject to audits by different European taxing authorities, including audits relating to VAT that we have not collected for calling cards sold to distributors who, in turn, resell such cards in various jurisdictions in Europe. On September 4, 2008, a Swedish court granted an application made by the Swedish Tax Agency to seize SEK 100 million ($12.1 million) of assets owned by one of our subsidiaries, Inter Direct Tel Ltd., as security for payment of VAT. Inter Direct Tel appealed the seizure order and on October 6, 2008, the appellate court reversed the lower court’s seizure order. On December 17, 2008, the Swedish Tax Agency sent Inter Direct Tel an Audit Memo describing its reasoning for a VAT assessment of approximately SEK 112 million ($14.4 million) and SEK 22 million ($2.9 million) in penalties. On March 27, 2009, Inter Direct Tel responded to the comments in the Audit Memo. On June 5, 2009, Inter Direct Tel received a re-assessment from the Swedish Tax Agency in the same amounts assessed in the Audit Memo with the payment due on July 13, 2009. We intend to appeal the re-assessment and request a suspension of the payment obligation until the matter is addressed by the appropriate court. As we intend to challenge the re-assessment, we cannot be certain of the ultimate outcome. Imposition of assessments as a result of tax and regulatory audits could have an adverse affect on our results of operations, cash flows and financial condition.

Investing Activities

In the nine months ended April 30, 2009 and 2008, proceeds from sales and maturities of marketable securities net of purchases of marketable securities were $89.3 million and $231.2 million, respectively.

Our capital expenditures were $10.7 million in the nine months ended April 30, 2009 compared to $13.9 million in the nine months ended April 30, 2008. We currently anticipate that total capital expenditures for all of our divisions for the year ending April 30, 2010 will be in the $7.5 million to $12.5 million range. In May 2009, we completed the migration of our global network from dedicated capacity time-division multiplexing (TDM) circuits to burstable Internet protocol circuits, which utilize connectivity capacity more efficiently and results in lower overall cost. We expect to fund our capital expenditures with our cash, cash equivalents and marketable securities on hand. From time to time, we may also finance a portion of our capital expenditures through capital leases.

We purchased our headquarters office building in February 2008 for $24.8 million in cash plus the assumption of the remainder of the existing mortgage on the building in the amount of $26.9 million. In addition, an affiliate of the seller repaid its $16.9 million note payable to us that was secured by an interest in the building.

In the nine months ended April 30, 2009 and 2008, cash used for investments and acquisitions was $2.5 million and $21.7 million, respectively. In fiscal 2009, $1.0 million was used for a short-term certificate of deposit, $0.6 million was used to acquire rights to use certain intangible assets and $0.9 million was used for a capital contribution to AMSO, LLC. The fiscal 2008 amount included cash used for our investment in AMSO LLC of $5.5 million and additional investments in pooled investment vehicles including hedge funds of $15.9 million. We received $26.4 million in the nine months ended April 30, 2009 from the redemption of certain of our investments in pooled investment vehicles. We sold certain of our investments in the nine months ended April 30, 2008 for $10.9 million and recorded an aggregate gain of $3.0 million from the sales.

Restricted cash and cash equivalents increased $54.5 million in the nine months ended April 30, 2009, as a result of our shifting balances from restricted marketable securities to restricted cash and cash equivalents, and decreased $0.8 million in the nine months ended April 30, 2008. Restricted cash, cash equivalents and marketable securities serve as collateral for letters of credit for IDT Energy’s purchases of natural gas and electric capacity, energy and ancillary services, as well as to secure mortgage repayments on various buildings.

In March 2009, Total acquired a 50% interest in AMSO, LLC in exchange for cash paid to us of $3.2 million and Total’s commitment to fund the majority of AMSO, LLC’s capital requirements going forward.

We sold a building in Newark, New Jersey in the nine months ended April 30, 2008 and received cash of $4.9 million from the sale. We recorded a $4.1 million gain on the sale of the building in the nine months ended April 30, 2008.

Financing Activities

We distributed cash of $2.3 million and $3.9 million in the nine months ended April 30, 2009 and 2008, respectively, to the minority equity holders of subsidiaries.

On September 23, 2008, we sold a 10% ownership interest in Zedge to Shaman II, L.P. for cash of $1.0 million. One of the limited partners in Shaman II, L.P. was a former employee of ours. In the nine months ended April 30, 2009, we sold a 10% minority interest in Israel Energy Initiatives, Ltd., our alternative energy company in Israel, for cash of $0.2 million.

In the nine months ended April 30, 2008, we received proceeds of $0.1 million from the exercise of our stock options, and $0.8 million from purchases under our employee stock purchase plan.

Repayments of capital lease obligations were $6.0 million and $22.7 million in the nine months ended April 30, 2009 and 2008, respectively. We also repaid other borrowings of $1.6 million and $3.0 million in the nine months ended April 30, 2009 and 2008, respectively.

In June 2006, our Board of Directors authorized a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of our Class B common stock and common stock, without regard to class. On December 17, 2008, our Board of Directors increased the aggregate number of shares of our Class B common stock and common stock, without regard to class, that we are authorized to repurchase under the stock repurchase program from the 3.3 million shares that remained available for repurchase to 8.3 million shares. In the nine months ended April 30, 2009, we repurchased an aggregate of 2.4 million shares of Class B common stock and 1.4 million shares of common stock for an aggregate purchase price of $6.5 million. In the nine months ended April 30, 2008, we repurchased an aggregate of 1.8 million shares of Class B common stock and 0.2 million shares of common stock for an aggregate purchase price of $44.5 million. As of April 30, 2009, 7.0 million shares remained available for repurchase under the stock repurchase program.

In the nine months ended April 30, 2008, we acquired an aggregate of 0.1 million shares of our Class B common stock held by certain of our employees for $0.8 million to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on restricted stock awards.

Contractual Obligations and Other Commercial Commitments

Smaller reporting companies are not required to provide the information required by this item.

Changes in Trade Accounts Receivable and Allowance for Doubtful Accounts

Gross trade accounts receivable decreased to $158.7 million at April 30, 2009 from $200.2 million at July 31, 2008 mostly due to collections of accounts receivable and reductions in revenues. The allowance for doubtful accounts as a percentage of gross trade accounts receivable increased to 13.0% at April 30, 2009 from 10.8% at July 31, 2008 mainly because the allowance balance decreased 4.4% while the gross trade accounts receivable balance decreased 20.7%.

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

We incurred a loss from continuing operations in each of the five years in the period ended July 31, 2008 and in the nine months ended April 30, 2009. We incurred a net loss in the nine months ended April 30, 2009, and in fiscal 2008, fiscal 2006, fiscal 2005 and fiscal 2004, and would have incurred a net loss in fiscal 2007 except for a gain on the sale of IDT Entertainment. We also had negative cash flow from operating activities in each of the three years in the period ended July 31, 2008 and in the nine months ended April 30, 2009. We had an accumulated deficit at April 30, 2009 of $259.1 million. Historically, we satisfied our cash requirements primarily through a combination of our existing cash and cash equivalents, proceeds from the sale of businesses, proceeds from the sales and maturities of marketable securities and investments, arbitration awards and litigation settlements, and borrowings from third parties. We currently expect our operations in the next twelve months and the balance of cash, cash equivalents, marketable securities and pooled investment vehicles including hedge funds that we held as of April 30, 2009 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements, and to fund any potential operating cash flow deficits within any of our segments for at least the next twelve months. The foregoing is based on a number of assumptions, including that we will collect on our receivables, effectively manage our working capital requirements, prevail in legal actions and other claims initiated against us, and maintain our revenue levels and liquidity. Predicting these matters is particularly difficult in the current worldwide economic situation and overall decline in consumer demand. Failure to generate sufficient revenue and operating income could have a material adverse effect on our results of operations, financial condition and cash flows. The recoverability of assets is highly dependent on the ability of management to execute its business plan.

If our results differ from our current expectations, or if we acquire the business or assets of another company, we might need to raise additional capital from equity or debt sources. We have been discussing with several financial institutions additional sources of financing to supplement our existing capital resources. There can be no assurance that we will be able to raise additional capital on favorable terms or at all.

Foreign Currency Risk

Revenues from our international operations represented 34.7% and 33.6% of our consolidated revenues from continuing operations for the nine months ended April 30, 2009 and 2008, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset the majority of these non U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenue and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material. From time to time, we may enter into foreign exchange hedges, although there were none outstanding since the fourth quarter of fiscal 2008.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Standards Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS 141(R) establishes principles and requirements for how the acquirer: (a) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of the assets acquired and liabilities assumed in the transaction at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; the immediate expense recognition of transaction costs; changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense; and restructuring plans will be accounted for separately from the business combination, among other things. In April 2009, the FASB issued FASB Staff Position (FSP) 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends and clarifies SFAS 141(R) with regards to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. We are required to apply SFAS 141(R) and FSP 141(R)-1 to business combinations with an acquisition date on or after August 1, 2009. SFAS 141(R) fundamentally changes many aspects of existing accounting requirements for business combinations. As such, if we enter into any business combinations after the adoption of SFAS 141(R), a transaction may significantly impact our financial position and results of operations, but not our cash flows, when compared to acquisitions accounted for under current US GAAP.

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

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the guidance in US GAAP for assessing whether an impairment of a debt security is other than temporary, and revises the presentation and disclosure in the financial statements of other than temporary impairments of debt and equity securities. We were required to adopt FSP 115-2 on May 1, 2009. In addition, in April 2009, the SEC amended Topic 5.M. in the Staff Accounting Bulletin Series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities to exclude debt securities from its scope. Topic 5.M. as amended maintains the staff’s previous views related to equity securities. We are currently evaluating the impact of FSP 115-2 on our consolidated financial statements. We do not expect the amendment to Topic 5.M. to have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The FSP also requires entities to disclose the methods and significant assumptions used to estimate fair value of financial instruments in interim financial statements, and to highlight any changes in the methods and assumptions from prior periods. FSP 107-1 became effective for our financial statements beginning on May 1, 2009. We will include the disclosures required by FSP 107-1 in our consolidated financial statements for our first quarter ending October 31, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, to establish principles and requirements for subsequent events, in particular: (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective prospectively for interim or annual financial periods ending after June 15, 2009. SFAS 165 should not result in significant changes in the subsequent events that we report in our financial statements, because it does not change the previous recognition and disclosure guidance in the accounting literature and it does not change the date through which we were expected to evaluate subsequent events. This statement requires management to disclose the date through which subsequent events have been evaluated, which we will begin to disclose in our Annual Report on Form 10-K for the year ending July 31, 2009.

Item 3.         Quantitative and Qualitative Disclosures About Market Risks

Smaller reporting companies are not required to provide the information required by this item.

Item 4T.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, as a result of the material weakness described in Item 9A to Part II of our Annual Report on Form 10-K for the year ended July 31, 2008 that has not been remediated as of April 30, 2009, our Chief Executive Officer and Chief Financial Officer have concluded as of April 30, 2009, that our disclosure controls and procedures were ineffective and were not designed to ensure that material information relating to our and our consolidated subsidiaries would be accumulated and communicated to them by others within those entities to allow timely decisions regarding required disclosure.

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

To remediate this material weakness, we will perform a more rigorous fact gathering process and consideration of the relevant valuation assumptions in our Step 1 analysis under SFAS 142. In addition, in May 2009, certain of our personnel received training on valuation techniques to improve our internal expertise. We will also enhance and expand our review procedures to include additional personnel who will be involved in a timelier manner. We believe these measures should be adequate to address the material weakness that existed at July 31, 2008 related to the annual testing for impairment required by SFAS 142. Our remediation effort is currently on schedule to be completed when our next annual testing for impairment required by SFAS 142 will be performed. Regarding our interim test for impairment conducted for our fiscal quarter ended April 30, 2009, we engaged a valuation consulting firm to assist us with our analysis since our remediation effort was not complete. We will continue to evaluate and monitor our efforts to remediate the material weakness and will take all appropriate action when and as necessary to ensure we have effective internal controls over financial reporting.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 13 to the Condensed Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by the Company of its shares during the third quarter of fiscal 2009. All share and average price per share amounts in the following table have been restated to reflect the one-for-three reverse stock split which was effective on February 24, 2009.

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1–28, 2009 (2)	885,118	$1.03	885,052	7,448,281
March 1–31, 2009 (3)	217,760	$1.08	217,760	7,230,521
April 1–30, 2009 (4)	278,315	$1.17	277,538	6,952,983

Total	1,381,193	$1.06	1,380,350
_________________
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

(2)
Consists of 383,509 shares of common stock and 501,543 shares of Class B common stock purchased pursuant to the stock repurchase program, resulting in an aggregate of 7,448,281 shares that may yet be purchased under the stock repurchase program, and 66 shares of Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted stock. Such shares are repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

(3)
Consists of 21,500 shares of common stock and 196,260 shares of Class B common stock purchased pursuant to the stock repurchase program, resulting in an aggregate of 7,230,521 shares that may yet be purchased under the stock repurchase program.

(4)
Consists of 277,538 shares of Class B common stock purchased pursuant to the stock repurchase program, resulting in an aggregate of 6,952,983 shares that may yet be purchased under the stock repurchase program, and 777 shares of Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of awards of restricted stock. Such shares are repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

Item 3.         Defaults Upon Senior Securities

None

Item 4.         Submission of Matters to a Vote of Security Holders

None

Item 5.         Other Information

None

Item 6.         Exhibits

Exhibit Number	Description

2.1
Purchase and Sale Contract among the Registrant, IDT Carmel, Inc., IDT Carmel Portfolio Management LLC, and FFPM Carmel Holdings I LLC, and its predecessors and Sherman Originator III LLC dated January 30, 2009. Incorporated by reference to Form 8-K, filed February 5, 2009.

10.1	Employment Agreement, dated April 29, 2009, between the Registrant and Bill Pereira. Incorporated by reference to Form 8-K, filed May 1, 2009.

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
_________________
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDT CORPORATION

June 9, 2009	By:	/s/ JAMES A. COURTER
James A. Courter Vice-Chairman and Chief Executive Officer

June 9, 2009	By:	/s/ BILL PEREIRA
Bill Pereira Chief Financial Officer and Treasurer